Form 10-K
period 1993-09-30
FRANKLIN RESOURCES INC
filed 1994-01-06
CIK 38777

THIS DOCUMENT IS A COPY OF THE FORM 10-K FILED ON DECEMBER 29, 1993 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1993

Commission file number 1-9318

    FRANKLIN RESOURCES, INC.
       Exact Name of Registrant as Specified in its Charter)

                             Delaware
(State of other jurisdiction or incorporation or organization

            13-2670991
 (IRS Employer identification number))

777 Mariners Island Blvd. San Mateo, CA 94404
(Address of principal and executive Office)(Zip Code)

Registrant's telephone number, including Area Code:(415) 312-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                       Name of each exchange
                                          on which registered

Common Stock, par value $.10 per share    New York StockExchange

Common Stock, par value $.10 per share    Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

              Common Stock, par value $.10 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for at least the past 90 days.
            YES      X                    NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon a closing price of $44.25 on December
13, 1993 on the New York Stock Exchange was $1,942,755,629   Shares
of common stock outstanding at December 13, 1993: 82,134,654

[Documents Incorporated by Reference:]
  Proxy Statement for Annual Meeting of Shareholders to be held
  January 19, 1994 in Part III.

Item 1. Business

(a)    General development of business

Franklin Resources, Inc. ("FRI") and its predecessors have been engaged in the financial services business since 1947. FRI was organized in Delaware in November 1969. The term "Company" as used herein, unless the context otherwise requires, refers to Franklin Resources, Inc. and its subsidiaries. The Company's principal executive and administrative offices are at 777 Mariners
Island Boulevard, San Mateo, California 94404.   As of September
30, 1993, on a worldwide basis the Company employed approximately 3,500 employees, consisting of officers, investment management, distribution, administrative, sales and clerical support staff.
The Company also employs additional temporary help as necessary to
meet unusual requirements.   Management believes that its relations
with its employees are excellent.

On October 30, 1992, the Company and certain of its direct and indirect subsidiaries consummated the acquisition (the "Acquisition") of substantially all of the assets and liabilities of Templeton, Galbraith & Hansberger Ltd, a corporation organized under the laws of the Cayman Islands and based in Nassau, Bahamas ("Old TGH"), which provided diversified investment management and related services on a worldwide basis directly and through subsidiaries to various domestic open-end and closed-end investment companies as well as to a variety of international investment portfolios and to domestic and international private and institutional accounts. At the time of the Acquisition, assets under management by Old TGH and related companies exceeded $20 billion. Unless the context otherwise requires, references herein to "Templeton" are deemed to refer to the business operations acquired by the Company in connection with the Acquisition. Subsequent to the Acquisition, the Company has operated the Franklin and Templeton businesses on a unified basis.

The Company and its subsidiaries paid to Old TGH an aggregate of $731.6 million in addition to the assumption of certain liabilities, which with certain other adjustments, had the effect of increasing the purchase price for financial reporting purposes to approximately $786 million. The Acquisition was funded by a $360 million term loan facility with a syndicate of financial institutions; the issuance in August 1992 in anticipation of such Acquisition of $150 million of 6.25% subordinated debentures of Templeton Worldwide, Inc., a newly formed subsidiary holding company formed by the Company; $189 million in cash; and an $87 million issuance of the Company's $.10 par value Common Stock to certain Old TGH major stockholders and to Templeton employees. Ownership of certain of such Company shares by Templeton employees vest over time and is subject to continued employment by such employees with the Company or a subsidiary thereof.

In September 1993, the Company entered into an agreement which was consummated in November, 1993, after the close of the fiscal year, to manage and advise the approximate $150 million Huntington Funds of Pasadena, California now called the Franklin/Templeton Global Trust. This open-end investment company of several currency portfolio series, includes the Global Currency Fund, The Hard Currency Fund and The High Income Currency Fund, which invests in high quality foreign equivalent money market instruments in various global currencies as well as the German Government Bond Fund, which invests in German government bonds and equivalents. A fifth portfolio, which was a money market fund, is in process of liquidation.

The Company is principally a holding company primarily engaged, through various subsidiaries, in providing investment management, marketing, distribution, transfer agency and administrative services to the open-end investment companies in the Franklin Group of Funds and the Templeton Group of Funds and to domestic and international based private and institutional managed accounts.
The Company also provides investment management and related services to 10 closed-end investment companies whose shares are traded on various major stock exchanges. In addition, the Company provides investment management, marketing and distribution services to certain sponsored investment companies organized in the Grand Duchy of Luxembourg (hereinafter referred to as "SICAV Funds"), which are distributed in market-places outside of North America and to certain investment funds and portfolios in Canada (hereinafter referred to as "Canadian Funds") as well as to certain other international portfolios in the United Kingdom and elsewhere. The Franklin Group of Funds consist of 34 open-end investment companies (mutual funds) consisting of approximately 109 portfolios. The Templeton Group of Funds consist of twelve (12) open-end investment companies (mutual funds) consisting of approximately 23 portfolios. The investment companies in the Franklin and Templeton Groups of Funds are registered as such under the Investment Company Act of 1940 (the "40 Act").

The Franklin and Templeton Groups of Funds are hereinafter referred to individually as a "Franklin Fund" or a "Templeton Fund" and collectively as the "Franklin Funds" or the "Templeton Funds" or when applicable to both fund groups as the "Funds" or a "Fund".
The SICAV Funds, the Canadian Funds, and the domestic and international based private and institutional managed accounts and other domestic and international portfolios are collectively referred to as the "Managed Accounts". The Franklin and Templeton Groups of Funds along with the Managed Accounts are collectively referred to as the Franklin/Templeton Group.

As of September 30, 1993 in the Franklin/Templeton Group, total assets under management were $107.5 billion, the make-up of which was approximately as follows: for the Franklin Group of Funds, $78.6 billion; for the Templeton Group of Funds, $21.9 billion; for the Managed Accounts, $7.0 billion. This makes the Franklin\Templeton Group one of the largest investment management complexes in the United States.

The Company, through certain subsidiaries, also provides advisory services, sponsors and manages public and private real estate programs and variable annuity products. Other subsidiaries offer consumer banking services, insured deposits, and credit cards. The Company also provides custodial, trustee and fiduciary services to IRA and Keogh plans and to qualified retirement plans and private trusts. On a consolidated worldwide basis, the Company provides domestic and international individual and institutional investors with a broad range of investment products and services designed to meet varying investment objectives, which affords its clients the opportunity to allocate their investment resources among various alternative investment products as changing worldwide economic and market conditions warrant.

Subsidiaries-Investment Management, Administration, Distribution and Related Services

The Company's principal line of business is providing investment management, administration, distribution, and related services to the Franklin and Templeton Groups of Funds and to the Managed Accounts. This business is primarily conducted through the wholly owned direct and indirect subsidiary companies described below. Revenues are generated primarily by subsidiaries that provide advisory and management services.

Franklin Advisers, Inc.

Franklin Advisers, Inc. ("Advisers") is a California corporation formed in 1985 and is based in San Mateo, California. Advisers is registered as an investment advisor with the Securities and Exchange Commission ( the "SEC") under the Investment Advisers Act of 1940 (the "Advisers Act") and is also registered as an investment adviser in the States of California, and New Jersey. Advisers provides investment advisory, portfolio management and administrative services under management agreements with most of the Funds in the Franklin Group of Funds. Advisers manages more than 50% of total assets under management which generates more than 50% of total Company revenues.


Templeton, Galbraith & Hansberger Ltd

Templeton, Galbraith & Hansberger Ltd ("New TGH") is a Bahamian corporation located in Nassau, Bahamas formed in connection with the Acquisition and is the successor company to Old TGH. New TGH is registered as an investment advisor with the SEC under the Advisers Act. New TGH provides investment advisory, portfolio management and administrative services under various management agreements with certain of the Templeton Funds and Managed Accounts. New TGH is the principal investment advisor to the Templeton Funds. Revenues are derived primarily from investment management fees calculated on a sliding scale fund-by-fund basis in relation to Templeton Fund assets under management.


Templeton Investment Counsel, Inc.

Templeton Investment Counsel, Inc. ("TICI") is a Florida corporation formed in October, 1979, based in Ft. Lauderdale, Florida and was acquired by the Company in connection with the Acquisition. TICI is the principal investment advisor to the Managed Accounts. In addition, it provides investment advisory portfolio management services to certain of the Templeton Funds and subadvisory services to certain of the Franklin Funds.


Templeton Global Investors, Inc

Templeton Global Investors, Inc ("TGII") is a Delaware corporation formed in January, 1988 based in Ft. Lauderdale, Florida and was acquired by the Company in connection with the Acquisition. TGII provides business management services, including fund accounting, securities pricing, trading, compliance and other related administrative activities under various management agreements to certain of the Templeton Funds. Revenues are derived from business management fees calculated on a sliding scale fund-by-fund basis in relation to assets under management.


Templeton Investment Management (Hong Kong) Limited

Templeton Investment Management (Hong Kong) Limited ("Templeton Hong Kong") is a corporation organized under the laws of and is based in Hong Kong. It was formed as a successor company to an Old TGH subsidiary in connection with the Acquisition. Templeton Hong Kong is registered as the foreign equivalent of an investment advisor in Hong Kong and is also registered with the SEC under the Advisers Act. Revenues are derived from investment management fees calculated on a fund-by-fund basis in relation to assets under management. Templeton Hong Kong is principally an investment advisor to emerging market equity portfolios.


Templeton Investment Management (Singapore) Pte. Ltd.

Templeton Investment Management (Singapore) Pte. Ltd ("Templeton Singapore") is a corporation organized under the laws of and based in Singapore and was formed in connection with the Acquisition. It is registered as the foreign equivalent of an investment advisor in Singapore with the Monetary Authority of Singapore and provides investment advisory and related services to certain Templeton portfolios. Templeton Singapore is principally an investment advisor to emerging market equity portfolios.


Templeton Management Limited

Templeton Management Limited is a Canadian corporation formed in October, 1982 which with its subsidiaries was purchased in the Acquisition and is registered in Canada as the foreign equivalent of an investment advisor and a mutual fund dealer with the Ontario Securities Commission. It provides investment advisory, portfolio management, distribution and administrative services under various management agreements with the Canadian Funds and with private and institutional accounts.


Franklin/Templeton Distributors, Inc.

Franklin/Templeton Distributors, Inc. ("Distributors") is a New York corporation formed in 1947 and whose name was changed from Franklin Distributors, Inc. in connection with the post-Acquisition unification of the Templeton and Franklin organizations. It is registered with the SEC as a broker/dealer and as an investment adviser and is a member of the National Association of Securities Dealers ("NASD"). As the underwriter of the shares of most of the Franklin/Templeton Group of Funds, it earns underwriting commissions on distribution of shares of the Funds.


Templeton Quantitative Advisors, Inc.

Templeton Quantitative Advisors, Inc. ("TQA") is a Delaware corporation formed in July, 1990 and was acquired in the Acquisition. TQA is registered with the SEC as an investment advisor to institutional accounts, including limited partnerships. TQA also offers sophisticated financial research services to third parties through its DAIS division.

Templeton/Franklin Investment Services, Inc.

Templeton/Franklin Investment Services, Inc. ("TFIS") is  a
Delaware corporation formed in October 1987 and was acquired in the Acquisition. TFIS is registered with the SEC as an investment adviser and as a broker/dealer and is a member of the NASD. TFIS provides advisory services to wrap fee and comprehensive fee accounts.


 Franklin/Templeton Investor Services, Inc.

Franklin/Templeton Investor Services, Inc. ("FTIS") is a California corporation formed in 1981 whose name was changed from Franklin Administrative Services, Inc in connection with the post-Acquisition unification of operations of the Templeton and Franklin organizations. FTIS provides shareholder record keeping services and acts as transfer agent and dividend-paying agent for the Franklin/Templeton Groups of Funds.. FTIS is registered with the SEC as a transfer agent under the Securities Exchange Act of 1934 (the "Exchange Act"). FTIS is compensated under an agreement with each Franklin and Templeton open-end mutual fund on the basis of a fixed annual fee per account, which varies with the Fund and the type of services being provided.


Other Templeton Investment Advisory and Related Subsidiaries were acquired in connection with the Acquisition and are organized and located in Florida, California, England, Scotland, Luxembourg, Germany and Australia and provide investment advisory and related services to various domestic and foreign portfolios and private and institutional accounts.


Franklin Trust Company

Franklin Trust Company,  a California corporation formed in 1983,
("FTC")  is a trust company licensed by the California
Superintendent of Banks. FTC serves primarily as custodian for Individual Retirement Accounts and Keogh Plans whose assets are invested in the Franklin Group of Funds, and as trustee or fiduciary of private trusts and retirement plans.


Templeton Funds Trust Company

Templeton Funds Trust Company, a Florida corporation formed in December, 1985, (TFTC") is a trust company licensed by the Florida Office of the Comptroller. TFTC serves primarily as custodian for Individual Retirement Accounts and Keogh Plans whose assets are invested in the Templeton Group of Funds, and as trustee of commingled trusts for qualified retirement plans.


Franklin Management, Inc.

Franklin Management, Inc., a California corporation organized in 1978, is a registered investment advisor for private accounts.


Franklin Institutional Services Corporation

Franklin Institutional Services Corporation ("FISCO") is a
California corporation organized in 1991. FISCO is a registered investment adviser and provides services to bank trust departments, municipalities, corporate and public pension plans and pension consultants.


Franklin Agency, Inc.

Franklin Agency, Inc. ("Agency") is a California corporation organized in December, 1971. Agency provides insurance agency services for the Franklin Valuemark annuity products.


Templeton Funds Annuity Company

Templeton Funds Annuity Company ("TFAC") is a Florida corporation formed in January, 1984 and purchased in the Acquisition which offers variable annuity products. TFAC is regulated by the Florida Department of Insurance and Treasurer.


Templeton Worldwide, Inc.

Templeton Worldwide, Inc. is a Delaware corporation organized as a holding company for all of the Templeton companies acquired or formed in connection with the Acquisition.


Subsidiaries-Other Financial Services

The Company is also engaged in three other lines of business in the financial services marketplace conducted through the subsidiaries described below: consumer banking services, the sponsorship and management of public and private real estate programs and the marketing and distribution of primarily investment related insurance products.


Banking Services

Franklin Bank ("Bank"), formerly Pacific Union Bank & Trust Company, a 98% owned subsidiary of the Company, is a non-Federal Reserve member California State chartered bank. The Bank was formed in 1974 and was acquired by the Company in December, 1985. The Bank, with total assets of $211 million as of September 30, 1993, provides consumer banking products and services such as credit cards, deposit accounts and consumer loans. The Bank does not exercise its commercial lending powers in order to maintain its status as a "non-bank bank" pursuant to the provisions of the Competitive Equality Banking Act of 1987 ("CEBA") which permits the Company, a "non banking company" prior to CEBA, to remain exempt from the Bank Holding Company Act under the "grandfathering"
provisions of CEBA.    As a non-bank bank, it is subject to various
regulatory limitations, including limits on the increase in its asset growth to 7% on an annual basis as well as a prohibition on engaging in any activity in which it was not engaged in March of 1987.

Real Estate Subsidiaries

The Company's real estate related line of business is conducted primarily through three principal subsidiary corporations.
Franklin Properties, Inc. ("FPI") is a real estate investment and property management company organized in California in 1988, which
sponsors and manages real estate investment trusts.   Property
Resources, Inc. ("PRI"), a California corporation organized in 1967 and acquired by the Company in December 1985, is a real estate syndication company, serving as general partner or advisor for real estate investment programs. Franklin Real Estate Management, Inc. ("FREMI") is registered with the SEC as an investment advisor and was formed in March 1991 to pursue the institutional sector of the real estate market.


Insurance Services

ILA Financial Services, Inc. ("ILA") is an Arizona corporation that is 80% owned by the Company. It was formed in 1969 as an insurance holding company. Its principal subsidiary is Arizona Life Insurance
Company ("Arizona Life") based in Phoenix, Arizona.   ILA
specializes in marketing term life insurance and annuities. ILA and Arizona Life are registered as life insurance companies in seven states.


Investment Management

The Franklin/Templeton Group of Funds and Managed Accounts accommodate a variety of investment objectives, including, capital appreciation, growth and income, income, tax-free income and stability of principal. In seeking to achieve its objectives each portfolio emphasizes different investment securities. Portfolios seeking income focus on taxable and tax-exempt money market instruments, tax-exempt municipal bonds, fixed income debt securities of corporations and of the United States government and its agencies and instrumentalities such as the Government National Mortgage Association ("GNMA" or "Ginnie Mae"), the Federal National Mortgage Association ("Fannie Mae"), and the Federal Home Loan Mortgage Corporation ("Freddie Mac"). Portfolios that seek capital appreciation invest primarily in equity securities in a wide variety of markets, including international and domestic; some seek broad national market exposure, while others focus on narrower sectors such as precious metals, health care, emerging technology, mid-cap companies, real estate securities, and utilities. A majority of the assets managed are income-oriented. Equity investments such as common stocks represent approximately 33% of total assets managed.

The Managed Accounts include many of the world's largest corporations, endowments, charitable foundations, pension funds and other institutions. Investment management services for such portfolios focus on specific client objectives utilizing the various investment techniques offered by the Franklin/Templeton
Group.

Except for the Company's money market funds, and funds specifically designed for institutional investors, whose shares are sold without a sales charge at all purchase levels, shares of the open end funds in the Franklin/Templeton Group of Funds are generally sold at their respective net asset value per share plus a sales charge which varies depending on the individual fund and the amount purchased. In accordance with certain terms and conditions described in the prospectuses for such funds, certain investors are eligible to purchase shares at net asset value or at reduced rates, and investors may generally exchange their shares of a fund at net asset value for shares of another fund in the Franklin/Templeton Group when they believe such an investment decision is appropriate. As of September 30, 1993, the net asset holdings of the four largest funds in the Franklin/Templeton Group were Franklin Custodian Funds, Inc. ($22.5 billion), Franklin California Tax-Free Income Fund, Inc. ($14.3 billion), Franklin Federal Tax-Free Income Fund ($6.9 billion), and the Franklin New York Tax-Free Income Fund, Inc. ($4.7 billion). At September 30, 1993, these four mutual funds represented, in the aggregate, 48% of all net assets under management in the Franklin/Templeton Groups of Funds.

The Franklin Custodian Funds, Inc. ("Custodian") consists of five separate series, each representing a separate portfolio with its own investment objectives and policies. The largest of these is the U.S. Government Securities Series which is invested almost exclusively in GNMA obligations. As of September 30, 1993, the aggregate net assets of the U.S. Government Securities Series exceeded $14.3 billion.

The Company believes that among the factors contributing to investor demand for shares of the Franklin U.S. Government Securities Series is its relatively high yield in an environment of low interest rates and the government's guarantee of timely payment of principal and interest on the GNMA certificates in the portfolio of such fund. During the period from 1991 to 1993, yields on GNMA securities funds ranged from a high of 7.2% to a low of 6.0%.

The Franklin California Tax-Free Income Fund, Inc., the Franklin New York Tax-Free Income Fund, Inc. and the Franklin Federal Tax-Free Income Fund, emphasize investments in a diversified portfolio of municipal securities, the interest on which is exempt from federal income tax. The Franklin California Tax-Free Income Fund, Inc. and the Franklin New York Tax-Free Income Fund, Inc. have the further investment objective of paying dividends to their shareholders which are exempt, respectively, from California and New York personal income taxes. The Franklin California Tax-Free Income Fund, Inc. is believed to be the largest municipal bond mutual fund in the nation.


General Fund Description

Set forth in the tables below is a brief description of the funds and of the principal investments and investment strategies of such funds or portfolios comprising most of the funds or portfolios in the Franklin/Templeton Group separated into 15 different general categories as follows:

  (i)  Franklin Funds Seeking Preservation of Capital and Income

  (ii) Franklin Funds Seeking Current Income

  (iii)Franklin Funds Seeking Tax Free Income

  (iv) Franklin Funds Seeking Growth and Income

  (v)  Franklin Funds Seeking Capital Growth

  (vi) Franklin Funds for Tax-Deferred Investments (Valuemark variable annuity)

  (vii)Franklin Closed-End Funds

  (viii)Franklin Funds for Institutional Investors

  (ix) Templeton  Funds Seeking Capital Growth from Global
Portfolios

  (x)  Templeton Funds Seeking Capital Growth from Domestic
Portfolios

  (xi) Templeton Funds Seeking High Current Income from Global
Portfolios

  (xii)Templeton SICAV Funds

  (xiii)Templeton Canadian Funds

  (xiv)Templeton Closed-End Funds

  (xv) Representative Templeton International Portfolios


(i)  Franklin Funds Seeking Peservation of Capital and Income

Name of Fund          Inception   Principal
                     Date        Investments/Strategy

Franklin Money Fund   5/1/76     Money Market Instruments.
                                 Invests in short-term securities
                                 for capital preservation,
                                 liquidity and dividends.


Franklin Federal     5/13/80     Short-term Instruments backed by
 Money Fund                      U.S. government securities.
                                 Invests in repurchase agreements,
                                 collateralized by U.S. government
                                 securities.

Franklin Tax-        2/18/82     Invests in short-term municipal
Exempt Money Fund                securities for federally tax-free
                                 dividends.

Franklin             9/3/85      Invests in short-term California
California Tax-                  municipal securities for double
Exempt Money Fund                tax-free dividends.

Franklin New York    9/3/85      Invests in short-term New York
Tax-Exempt Money                 municipal securities for triple
Fund                             tax-free dividends (free from
                                 federal, N.Y. state and N.Y. City
                                 taxes).

(ii) Franklin Funds Seeking Current Income

Name of Fund         Inception   Principal
                    Date        Investments/Strategy

Franklin            12/26/91    Double A rated mortgage-backed
Adjustable Rate                 securities. ARMS created by private
Securities Fund                 issuers as well as Ginnie Mae,
                                Fannie Mae and Freddie Mac. Seeks
                                high current income and increased
                                price stability.

Franklin            10/20/87    Adjustable U.S. Government or government agency
Government                      guaranteed adjustable rate mortgage-
Securities Fund                 backed securities. Pooled adjustable
                                rate mortgage securities (ARMS).
                                Seeks income with lower volatility
                                of principal

Franklin's AGE      12/31/69    High yielding lower rated corporate
High Income Fund                bonds. Seeks high current income.

Franklin Global     3/15/88     Global government fixed-income
Government Income               securities. Seeks high current
Fund                            income.

Franklin            1/14/87     High grade corporate and U.S.
Investment Grade                government securities. Seeks high
Income Fund                     current income.

Franklin Short-        4/15/87     U.S. government securities.  Seeks
Intermediate U.S.                  income and relative stability of
Government                         principal by investing in less
Securities Fund                    volatile, shorter term securities
                                   of U.S. government securities
                                   carrying the full faith and credit
                                   guarantee of the U.S. government.

Franklin Tax-          5/4/87      High yielding corporate bonds.
Advantaged High                    Designed for non-U.S. investors
Yield Securities                   seeking income from high yield
Fund                               corporate bonds, exempt from non-
                                   resident alien taxation.

Franklin Tax-          6/9/90      Foreign debt securities.  Invests
Advantaged                         in qualifying debt securities and
International Bond                 foreign currency denominated debt
Fund                               securities of non-U.S. issuers
                                   that are not subject to U.S.
                                   federal income tax or U.S. tax
                                   withholding requirements. Designed
                                   for non-U.S. investors.

Franklin Tax-          5/4/87      Ginnie Mae securities. Seeks high
Advantaged U.S.                    current income by investing
Government                         primarily in Ginnie Mae securities
Securities Fund                    carrying the full faith and credit
                                   guarantee of the U.S. government,
                                   exempt from non-resident alien
                                   taxation.

U.S. Government        5/31/70     Ginnie Mae Securities.  Seeks high
Securities Series (a               current income by investing
series of Franklin                 primarily in Ginnie Mae securities
Custodian Funds,                   carrying the full faith and credit
Inc.)                              guarantee of the U.S. government.

Franklin Corporate     1/14/87     Preferred securities.  Seeks high
Qualified Dividend                 after-tax income for corporations
Fund                               eligible for the dividend received
                                   deduction.

(iii) Franklin Funds Seeking Tax-Free Income

Federal Tax-Free Funds

Name of Fund            Inception   Principal
                       Date        Investments/Strategy

Franklin Federal       9/21/92     Diversified municipal bonds with
Intermediate-Term                  an average maturity of three to
Tax-Free Income Fund               ten years.

Franklin Federal Tax-  10/7/83     Diversified municipal bonds.
Free Income Fund                   Seeks federal tax-free income by
                                   investing in nationally
                                   diversified, investment quality
                                   municipal bonds.

Franklin High Yield    3/18/86     High yielding municipal bonds.
Tax-Free Income Fund               Seeks federal tax-free income by
                                   investing in nationally
                                   diversified, high yield, medium
                                   and lower rated municipal bonds.

Franklin Puerto Rico   8/3/85      For U.S.citizens and residents.
Tax-Free Income Fund               Seeks to provide a maximum level
                                   of income exempt from federal
                                   income tax and  personal income
                                   taxes of the majority of the
                                   states.

Franklin Insured Tax-  4/1/85      Diversified portfolio of insured
Free Income Fund                   municipal bonds. Seeks federal tax-
                                   free income by investing in
                                   nationally diversified, insured
                                   municipal bonds.


 State Tax-Free Funds

  The Company manages insured state tax-free funds established from 1985 to 1993 in the states of Arizona, California, Florida, Massachusetts, Michigan, Minnesota, New York and Ohio whose principal investments and strategy are the purchase of insured municipal bonds exempt from federal and specified state personal income taxes providing an investment vehicle for double tax- free income from long-term municipal securities.
  In addition, the Company manages 25 non-insured state tax-free income funds established from 1977 to 1993 providing double tax-free income from long-term municipal securities to residents of 21 states.

(iv)  Franklin Funds Seeking Growth and Income

Name of Fund            Inception   Principal
                       Date        Investments/Strategy

Franklin Balance       4/2/90      Undervalued securities of closed-
Sheet Investment                   end funds and common stocks which
Fund                               have per-share current market
                                   values believed to be below their
                                   net asset or book values.

Franklin Convertible   4/15/87     Convertible bonds and convertible
Securities Fund                    preferred stock.  Seeks high
                                   current income, potential capital
                                   growth, and downside protection in
                                   declining markets.

Franklin Global        7/2/92      Equity and debt securities issued
Utilities Fund                     by foreign and domestic utilities
                                   companies.

Income Series (a       3/31/48     High yielding stocks and bonds.
series of Franklin                 Invests in a diversified portfolio
Custodian Funds,                   of  high yielding lower rated
Inc.)                              corporate bonds, preferred stocks,
                                   and dividend paying common stocks.

Franklin Rising        4/2/90      Growth stocks with increasing
Dividends Fund                     dividends.  Invests in stocks with
                                   consistent, substantial dividend
                                   increases for capital growth.

Franklin Equity        3/15/88     Common stocks with high dividend
Income Fund                        yields.  Invests in high yielding
                                   common stocks for greater price
                                   stability, capital appreciation,
                                   and high current dividend income.

Utilities Series (a    9/30/48     Growth utilities stocks.  Invests
series of Franklin                 in utility companies located in
Custodian Funds,                   high growth areas.
Inc.)

Franklin Premier       12/5/51     Common stocks and options.
Return Fund                        Invests in established dividend-
                                   paying stocks and writes covered
                                   call options on many of these
                                   stocks to generate additional
                                   return.


(v)  Franklin Funds Seeking Capital Growth

Name of Fund            Inception   Principal
                       Date        Investments/Strategy

Franklin California    10/30/91    Primarily in growth stocks or
Growth Fund                        securities of companies
                                   headquartered in or conducting a
                                   majority of operations in
                                   California.

DynaTech Series (a     1/1/68      Established and emerging growth
series of Franklin                 stocks. Invests in the volatile
Custodian Funds,                   stocks of companies engaged in
Inc.)                              dramatic break-through areas such
                                   as medicine, telecommunications
                                   and electronics or who have
                                   proprietary advantages in their
                                   field.

Franklin Global        2/14/92     Common stocks of health care
Health Care Fund                   companies worldwide.

Franklin Gold Fund     5/19/69     Securities of companies engaged in
                                   mining, processing or dealing in
                                   gold or other precious metals.

Franklin Equity Fund   1/1/33      Undervalued common stocks.
                                   Invests in common stocks of
                                   seasoned companies with low prices
                                   in relation to earnings growth.

Growth Series (a       3/31/48     Leading growth stocks. Invests in
series of the                      well-known companies with
Franklin Custodian                 demonstrated growth
Funds, Inc.)                       characteristics.

Franklin               9/20/91     Common stocks of companies outside
International Equity               the U.S.
Fund

Franklin Pacific       9/20/91     Common stocks of companies in the
Growth Fund                        Pacific Rim.

Franklin Small Cap     2/14/92     Common stocks of small
Growth Fund                        capitalization companies.

(vi) Franklin Funds for Tax-Deferred Investments

  Franklin Valuemark II is a variable life and flexible-premium variable annuity issued by Allianz Life Insurance Company of North America and managed by Franklin Advisers, Inc. It is available for sale in all 50 states including New York where it is issued by Preferred Life Insurance Company of New York.
  Most of the Valuemark funds are modeled after existing Franklin funds that share the same investment objectives and strategies.
  (vii)  Franklin Closed-End Funds

Name of Fund            Inception   Principal
                       Date        Investments/Strategy

Principal Maturity     1/19/89     Mortgage-backed securities, zero
Trust (listed on the               coupon securities and high income
New York Stock                     producing debt securities.  Seeks
Exchange "NYSE")                   to return investors' original
                                   capital of $10 per share on or
                                   before May 31, 2001, while
                                   providing high monthly income.

Franklin Universal     9/23/88     Fixed-income debt securities,
Trust (listed on the               dividend paying stocks and
NYSE)                              securities of precious metals and
                                   natural resources companies.
                                   Seeks high current income
                                   consistent with preservation of
                                   capital.

Franklin Multi-        10/24/89    High yielding, fixed-income
Income Trust (listed               corporate securities as well as
on the NYSE)                       dividend-paying stocks of
                                   companies engaged in the public
                                   utilities industry.  Seeks high
                                   current income consistent with
                                   preservation of capital as well as
                                   growth of income through dividend
                                   increases and capital
                                   appreciation.

Hampton Utilities      3/7/88      Dividend-paying stocks of
Trust (listed on the               companies engaged in the public
American Stock                     utilities industry.  Seeks long-
Exchange "AMEX")                   term capital appreciation
                                   consistent with preservation of
                                   capital and current income.
(viii)   Franklin Funds for Institutional Investors

Name of Fund            Inception   Principal
                       Date        Investments/Strategy

Money Market           7/17/85     Money Market Instruments.  Invests
Portfolio                          in short-term securities for
                                   capital preservation, liquidity
                                   and dividends.

Franklin Late Day      1/19/88     Money Market Instruments,
Money Market                       including repurchase agreements
Portfolio                          which allow for investor purchases
                                   later in the day than generally
                                   available from other money funds.

Franklin U.S.          1/19/88     Short-term instruments backed by
Government                         U.S. government securities.
Securities Money                   Invests in repurchase agreements,
Market Portfolio                   collateralized by U.S. government
                                   securities.

Franklin U.S.          8/20/91     U.S. Treasury securities.  Invests
Treasury Money                     in short-term U.S. Treasury
Market Portfolio                   obligations.

Franklin               1/2/92      A portfolio of mortgage-backed
Institutional                      securities.  Pooled adjustable
Adjustable Rate                    rate mortgage securities ("ARMS").
Securities Fund

Franklin Strategic     2/1/93      Mortgage-back securities.  Pooled
Mortgage Portfolio                 mortgages issued or guaranteed by
                                   Ginnie Mae, Fannie Mae or Freddie
                                   Mac.

FISCO Midcap Growth    8/17/93     Medium capitalization stocks.
Fund                               Seeks total return exceeding the
                                   total return of aggregate U.S.
                                   medium capitalization stocks as
                                   measured by a benchmark.

Franklin               11/1/91     Invests in a portfolio of
Institutional                      adjustable U.S. government or
Adjustable U.S.                    guaranteed agency mortgage-backed
Government                         securities.  ARMS created by
Securities Fund                    Ginnie Mae, Fannie Mae and Freddie
                                   Mac.  Seeks high current income
                                   and increased price stability.

U.S. Government        5/20/91     Mortgage-backed securities.  ARMS
Adjustable Rate                    created by Ginnie Mae, Fannie Mae
Mortgage Portfolio                 and Freddie Mac.  Seeks high
(sold only to other                current income and increased price
investment                         stability.
companies)

Adjustable Rate        11/5/91     Mortgage-backed securities.  ARMS.
Securities Portfolio
(sold only to other
investment
companies)
The Money Market       7/28/92     Money Market instruments.  Invests
Portfolio (sold only               in short-term securities for
to other investment                capital preservation, liquidity
companies)                         and dividends.

The U.S. Government    7/28/92     Short-term Instruments backed by
Securities Money                   U.S. government securities.
Market Portfolio                   Invests in repurchase agreements,
(sold only to other                collateralized by U.S. government
investment                         securities.
companies)

(ix)  Templeton Funds Seeking Capital Growth from Global Portfolios

Name of Fund            Inception   Principal
                       Date        Investments/Strategy

Templeton Developing   10/17/91    Invests in stock of issuers in
Markets Trust                      countries with developing markets.

Templeton Foreign      10/5/82     Invests in stocks and bonds of
Fund                               foreign issuers

Templeton Global       2/28/90     Invests in securities issued by
Opportunities Trust                companies and governments of any
                                   nation

Templeton Growth Fund  11/29/54    Invests in stocks and bonds issued
                                   by companies and governments of any
                                   nation

Templeton Real Estate  9/18/89     Invests in securities of domestic
Securities Fund                    and foreign companies engaged in or
                                   related to the real estate industry

Templeton Smaller      6/1/81      Invests in common stocks of smaller
Companies Growth Fund              companies of any nation.

Templeton World Fund   1/17/78     Invests in stocks and bonds of
                                   foreign and domestic companies
(x)  Templeton Funds Seeking Capital Growth From Domestic Portfolios

Templeton American     3/27/91     Invests no less than 65% of assets
Trust                              in stocks and bonds of U.S.
                                   companies and the U.S. government
(xi)  Templeton Funds Seeking High Current Income from Global
Portfolios

Name of Fund            Inception   Principal
                       Date        Investments/Strategy

Templeton Income Fund  9/24/86     Invests in bonds and dividend paying
                                   stocks of companies and governments
                                   of any nation.

(xii)  Templeton SICAV Funds

Templeton Global Strategy SICAV

     Equity Funds (denominated in U.S. Dollars unless otherwise noted)

Name of Fund            Inception   Principal
                       Date        Investments/Strategy

Templeton Global       2/28/91     Seeks long-term capital growth by
Growth Fund                        investing mainly in the shares of
                                   companies of any size found in any
                                   nation.

Templeton              4/26/91     Seeks long-term capital growth by
Deutschemark Global                investing mainly in shares of
Growth Fund                        companies of any size found in any
                                   nation (denominated in
                                   Deutschemarks).

Templeton Smaller      7/8/91      Seeks long-term capital growth by
Companies Fund                     investing mainly in shares of
                                   companies with a market
                                   capitalization of less than $1
                                   billion found in any nation.

Templeton American     2/28/91     Seeks long-term capital growth by
Fund                               investing mainly in shares of
                                   companies of all sizes based in the
                                   North or South American continents.

Templeton Far East     6/30/91     Seeks long-term capital growth by
Fund                               investing mainly in shares of
                                   companies of all sizes which are
                                   based or derive significant profits
                                   from the Far East.

Templeton Emerging     2/28/91     Seeks long-term capital growth by
Markets Fund                       investing in the shares and debt
                                   obligations of corporations and
                                   governments of developing or
                                   emerging nations.

Templeton Indonesia    1/24/92     Seeks long-term capital growth by
Fund                               investing mainly in shares of
                                   companies based in Indonesia or
                                   traded principally on Indonesia
                                   stock exchanges (denominated in
                                   Indonesian rupees).

Developing Growth      4/17/91     Seeks long-term capital growth by
Stock Fund                         investing in the shares of emerging
                                   growth companies which are generally
                                   small to medium sized (below $500
                                   million in market capitalization).

Templeton European     4/17/91     Seeks long-term capital growth by
Fund                               investing mainly in shares of
                                   companies of all sizes based in
                                   European countries (denominated in
                                   Swiss francs).

Fixed Income Funds (denominated in U.S. Dollars unless otherwise noted)

Name of Fund            Inception   Principal
                       Date        Investments/Strategy

Templeton Global       2/28/91     Seeks to maximize current income by
Income Fund                        investing mainly in fixed-interest
                                   securities of governments and
                                   companies worldwide.

Templeton              2/28/91     Seeks to maximize total investment
Deutschemark Global                return by investing in a wide
Bond Fund                          variety of fixed-interest
                                   securities, including those issued
                                   by supranational bodies such as The
                                   World Bank (denominated in
                                   Deutschemarks).

Templeton US           2/28/91     Seeks security of capital and income
Government Fund                    by investing in bonds issued by the
                                   US government and its agencies.

Templeton Emerging     7/5/91      Seeks to maximize total investment
Markets Fixed Income               return by investing mainly in dollar
Fund                               and non-dollar denominated debt
                                   obligations of emerging markets.

Templeton Haven Fund   7/8/91      Seeks to maintain a stable share
                                   price by investing in short-term
                                   high quality transferable debt
                                   securities (denominated in Swiss
                                   francs).
Templeton Worldwide Investments SICAV

Growth Portfolio        8/21/89    Seeks long term capital growth by
                                   investing in all types of securities
                                   issued by companies or government of
                                   any nation.

Income Portfolio       8/21/89     Seeks high current income and
                                   relative stability of net asset
                                   value by investing in high quality
                                   money market instruments and debt
                                   securities with remaining maturities
                                   in excess of two years.

(xiii)  Templeton Canadian Funds

Non-Institutional Funds

Name of Fund            Inception   Principal
                       Date        Investments/Strategy

Templeton Balanced     04/07/83    Seeks to achieve long term capital
Fund                               appreciation consistent with
                                   reasonable security of capital.  It
                                   invests primarily in a combination
                                   of common and preferred shares,
                                   bonds, and debentures; managed to
                                   comply with eligibility requirements
                                   under Canadian law regarding
                                   retirement and deferred profit
                                   sharing plans.

Templeton Emerging     09/20/91    Seeks long-term capital appreciation
Markets Fund                       by investing primarily in emerging
                                   country equity securities.

Templeton Global       06/07/88    Seeks to provide high current income
Income Fund                        by investing primarily in a
                                   portfolio of fixed income securities
                                   of issuers throughout the world.

Templeton Global       01/03/89    Seeks capital appreciation by
Smaller Companies                  investing primarily in equity
Fund                               securities of emerging growth
                                   companies throughout the world.

Templeton Growth       09/01/54    Seeks long term capital growth
Fund, Ltd.                         through a flexible policy of
                                   investing in stock and debt
                                   obligations of companies and
                                   governments of any nation.

Templeton Heritage     01/02/90    Seeks high current income by
Bond Fund                          investing primarily in publicly
                                   traded debt securities issued or
                                   guaranteed by Canadian governments
                                   or their agencies, or issued by
                                   Canadian municipalities or
                                   corporations.

Templeton Heritage     01/03/89    Seeks capital appreciation through
Retirement Fund                    investment in a diversified
                                   portfolio of Canadian equity
                                   securities selected with a view to
                                   offsetting inflation and sharing in
                                   the growth of the Canadian economy.
                                   Managed to meet the eligibility
                                   requirements of the Canadian law
                                   regarding retirement and deferred
                                   profit sharing plans.

Templeton              01/03/89    Seeks long term total return through
International Stock                a flexible policy of investing in
Fund                               shares and debt obligations of
                                   companies and governments outside of
                                   Canada and the United States.

Templeton Treasury     02/29/88    Seeks a high level of current income
Bill Fund                          consistent with preservation of
                                   capital and liquidity through
                                   investments in Canadian government
                                   or agency debt obligations and high
                                   quality money market instruments.
Institutional Funds

Name of Fund            Inception   Principal
                       Date        Investments/Strategy

Templeton Canadian     07/06/90    For institutional investors.  Seeks
Equity Trust                       capital appreciation by investing in
                                   Canadian equity growth securities.

Templeton Emerging     07/06/90    For institutional investors.  Seeks
Markets Trust                      long term capital appreciation by
                                   investing primarily in emerging
                                   country equity securities.

Templeton Global       07/06/90    For institutional investors.  Seeks
Equity Trust                       long term capital appreciation by
                                   investing in stocks and bonds issued
                                   by companies and governments of any
                                   nation.

Templeton              07/06/90    For institutional investors.  Seeks
International Equity               long term capital appreciation by
Trust                              investing in stocks and bonds issued
                                   by companies and governments of any
                                   nation.

Templeton              07/06/90    For institutional investors.  Seeks
International Stock                long term total return through a
Trust                              flexible policy of investing in
                                   shares and debt obligations of
                                   companies and governments outside of
                                   Canada and the United States.

(xiv)  Templeton Closed-End Funds

Name of Fund            Inception   Principal
                       Date        Investments/Strategy

Templeton Emerging     2/26/87     Long-term capital appreciation
Market Fund, Inc                   achieved by investing primarily in
(listed on the NYSE                emerging country equity securities.
and Pacific Stock
Exchange "PSE")

Templeton Global       3/17/88     High current income with a secondary
Income Fund, Inc.                  investment objective of capital
(listed on the NYSE                appreciation when consistent with it
and PSE)                           principal objective by investing
                                   primarily in a portfolio of fixed-
                                   income securities (including debt
                                   securities and preferred stock) of
                                   U.S. and foreign issuers.

Templeton Global       11/22/88    High level of current income
Governments Income                 consistent with the preservation of
Trust (listed on the               capital achieved by investing at
NYSE)                              least 65% of its total assets in
                                   debt securities issued or guaranteed
                                   by governments, government agencies
                                   supranational entities, political
                                   subdivisions and other government
                                   entities of various nations
                                   throughout the world.

Templeton Global       5/23/90     High level of total return (income
Utilities, Inc.                    plus capital appreciation),without
(listed on the AMEX                undue risk, through investment of at
and the Midwest Stock              least 65% of its total assets in
Exchange)                          equity and debt securities issued by
                                   domestic and foreign companies in
                                   the utility industries.

Templeton Emerging     9/23/93     High current income with a secondary
Markets Income Fund,               investment objective of capital
Inc. ( listed on the               appreciation achieved by investing
NYSE)                              primarily in a portfolio of high
                                   yielding debt obligations of
                                   sovereign or sovereign-related
                                   entities and private sector
                                   companies in emerging market
                                   countries.

Templeton China World  9/9/93      Long-term capital appreciation, by
Fund, Inc. (listed on              investing primarily in equity
the NYSE)                          securities of companies organized
                                   under the laws of or with a
                                   principal office in the People's
                                   Republic of China ("PRC"), Hong Kong
                                   or Taiwan collectively "Greater
                                   China", for which the principal
                                   trading market is in Greater China,
                                   and which derive at least 50% of
                                   their revenues from goods or
                                   services sold or produced, or have
                                   at least 50% of their assets in the
                                   PRC.
(xv)  Representative Templeton International Portfolios

Name of Fund            Inception   Principal
                       Date        Investments/Strategy

Templeton Emerging     06/19/89    Seeks long term capital appreciation
Markets Investment                 through investing in companies
Trust Plc.                         operating or trading in emerging
                                   market countries. (Closed End)

Templeton Global       08/29/88    Seeks to provide income through an
Balanced Trust                     internationally diversified
                                   portfolio of equities, fixed
                                   interest, and convertible stocks.
                                   (Unit Trust)

Templeton Global       08/29/88    Seeks to maximize total investment
Growth Trust                       return by investing in an
                                   internationally diversified
                                   portfolio of equity shares and
                                   convertible stocks. (Unit Trust)

Templeton/National     04/06/93    Growth Portfolio - Seeks long term
Bank of Greece Trans-              capital growth through investments
European Fund                      in stock and debt securities of
                                   companies and governments primarily
                                   located in the European Economic
                                   Community.

                                   Income Portfolio - Seeks high
                                   current income and relative
                                   stability of principal through
                                   investments in debt securities of
                                   companies and governments located
                                   primarily in the European Economic
                                   Community.

Templeton Value Trust  06/08/89    Seeks maximum total investment
                                   return by investing in all
                                   geographic and economic sectors.
Asian Development      01/22/88    Seeks to maximize overall long-term
Equity Fund                        return by investing, directly or
                                   indirectly, mainly in shares,
                                   convertible bonds, warrants, and
                                   other equity related securities of
                                   entities in the Asian developing
                                   countries.

Templeton Asia Fund    11/14/89    Seeks to achieve long-term capital
                                   appreciation by investing primarily
                                   in equity securities of entities
                                   which either are listed on
                                   recognized exchanged in capital
                                   markets of the Asia/Oceania Region
                                   or which have their area of primary
                                   activity in those same capital
                                   markets.

Templeton Emerging     06/24/93    Seeks to achieve long-term capital
Asia Fund                          appreciation by investing primarily
                                   in equity securities of companies
                                   which are either listed on
                                   recognized exchanges in capital
                                   markets in emerging Asian countries
                                   or companies which have their
                                   primary activity in those same
                                   capital markets.

Templeton Global       07/13/88    Seeks to achieve high current income
Income Portfolio,                  by investing primarily in a
Ltd.                               portfolio of fixed income securities
                                   (including debt securities and
                                   preferred stock) of issuers
                                   throughout the world.

Recent Mutual Fund Introductions

The mutual funds referenced above include four new municipal bond funds introduced during the year ended September 30, 1993: Franklin Arizona Insured Tax-Free Income Fund, Franklin California High Yield Municipal Fund, Franklin Florida Insured Tax-Free Income Fund, and Franklin Washington Municipal Bond Fund.. During the year, Templeton also successfully introduced two closed-end funds. The Templeton China World Fund, which invests primarily in equity securities of companies in China, Hong Kong and Taiwan raised a net amount of $281 million and the Templeton Emerging Markets Income Fund which invests in emerging market debt securities raised a net amount of $659 million. In addition, Franklin also introduced the FISCO MidCap Growth Fund


(b)    Financial information about industry segments

Information on the Company's operations in various geographic areas of the world and a breakout of business segment information is contained in Footnote 5 to the Consolidated Financial Statements contained in Item 8. herein.


(c)         Narrative Description of Business


Investment Management and Administrative Services

The Company, through its principal subsidiaries described above, provides investment advisory, portfolio management, transfer agent and administrative services to the Franklin/Templeton Group. Such services are provided pursuant to agreements in effect with each of the U.S. registered Franklin and Templeton Funds. Comparable agreements are in effect with foreign registered funds and with private and institutional managed accounts. The management agreements for the Franklin and Templeton Funds continue in effect for successive annual periods, providing such continuance is specifically approved at least annually by a vote cast in person at a meeting of such Fund's Boards of Trustees or Directors called for that purpose, or by a vote of the holders of a majority vote of the Fund's outstanding voting securities, and in either event, by a majority of such Fund's Trustees or Directors who are not parties to such agreement or interested persons of the Funds or the Company within the meaning of the 40 Act. Trustees and Directors of Fund Boards are hereinafter referred to as "directors".

Each such agreement automatically terminates in the event of its "assignment" (as defined in the 40 Act) and either party may terminate the agreement without penalty after written notice ranging from 30 to 60 days. "Assignment" is defined in the 40 Act as including any direct or indirect transfer of a controlling block of voting stock. Control is defined as the power to exercise a controlling influence over the management or policies of a company.

If there were to be a termination of a significant number of the management agreements between the Franklin and Templeton Funds and the Company's subsidiaries, such termination would have a material adverse impact upon the Company. To date, no management agreements of the Company or any of its subsidiaries with any of the Franklin or Templeton Funds have been involuntarily terminated.

As of September 30, 1993, substantially all of the stock of the various directly and indirectly owned subsidiary companies was owned directly by FRI or subsidiaries thereof, except for nominal numbers of shares with respect to certain foreign entities required to be owned by nationals of such countries in accordance with foreign law. Charles B. Johnson, Rupert H. Johnson, Jr. and R. Martin Wiskemann beneficially own approximately 20%, 16% and 10%, respectively, of the outstanding voting common stock of FRI. Charles B. Johnson and his brother Rupert H. Johnson, Jr. serve on the Board of Directors of FRI as well as on most of the Franklin and some of the Templeton Fund boards.

Under the terms of the management agreements with the Franklin and Templeton Funds, the companies described above generally supervise and implement such Fund's investment activities and provide the administrative services and facilities which are necessary to the operation of such Fund's business. Such companies also conduct research and provide investment advisory services and, subject to and in accordance with any directions such Fund's boards may issue from time to time, such companies decide which securities such Funds will purchase, hold or sell. In addition, such companies take all steps necessary to implement such decisions, including the selection of brokers and dealers to execute transactions for such Funds, in accordance with detailed criteria set forth in the management agreement for such Funds.

Generally, the Company or a subsidiary provides and pays the salaries of personnel who serve as officers of the Franklin and Templeton Funds, including the President and such other administrative personnel as are necessary to conduct such Funds' day-to-day business operations, including maintaining a Fund's portfolio records, answering shareholder inquiries, providing information, creating and publishing literature, compliance with securities regulations, accounting systems and controls, preparation of annual reports and other administrative activities.

The Funds generally pay their own expenses such as legal and auditing fees, reporting and board and shareholder meeting costs, SEC and state registration and similar expenses. Generally, the Funds pay advisory companies a fee payable monthly based upon a Fund's net assets. Annual rates under the various investment management agreements range from 0.25% to a maximum of 1.25% and are generally reduced as average net assets exceed various threshold levels.

The investment management agreements permit advisory companies to act as an advisor to more than one Fund so long as such company's ability to render services to such Fund is not impaired, and so long as purchases and sales appropriate for all such Funds are made on a proportionate or other equitable basis. Management of the Company and the directors of the Funds regularly review the fund fee structures in the light of fund performance, the level and range of services provided, industry conditions and other relevant factors. Advisory fees are generally waived or reduced when a new Fund is first established and then increased to contractual levels with the growth in net assets.

The investment advisory services provided by such advisory companies include fundamental investment research and valuation analyses, encompassing original country, industry and company research, utilizing such sources as the inspection of corporate activities, management interviews, company prepared information, publicly available information as well as analyses of suppliers, customers and competitors. In addition, research services provided by brokerage firms are used to support other research. In this regard, some brokerage business from the Funds is allocated in recognition of value-added research services received consistent with receiving the best execution of Fund trades.

Fixed income research includes economic analysis, credit analysis and value analysis. The economic analysis function monitors and evaluates numerous factors that influence the supply and demand for credit on a worldwide basis. Credit analysts research the credit worthiness of debt issuers and their individual short-term and long-term debt issues. Yield spread differential analysis reviews the relative value of market sectors that represent buying and selling opportunities.

Additional shareholder administrative services are provided by FTIS which receives administrative fees from the Funds for providing shareholder record keeping services and for acting as transfer and dividend-paying agent for the Funds. Such compensation is based upon an annual fee per shareholder account, ranging between $6 and $21.72, a pro rated portion of which is paid monthly.

Distribution and Marketing

Distributors acts as the principal underwriter and distributor of shares of the Franklin and Templeton Groups of Funds. Pursuant to underwriting agreements with the Funds, Distributors generally pays the expenses of distribution of Fund shares. Although the Company does significant advertising and sales promotions through media sources, Fund shares are sold primarily through a very large network of independent participating securities dealers. As of September 30, 1993, approximately 3,200 local, regional and national securities brokerage firms offered shares of the Franklin and Templeton Groups of Funds for sale to the investing public. The Company has approximately 47 "wholesalers" who interface with the broker/dealer community. Fund shares are offered to individuals, qualified groups, trustees, IRA and Keogh plans, employee benefit plans, trust companies, bank trust departments and institutional investors.

Sales of Fund shares are generally subject to sales charges which range from zero to 5.75% depending upon the amount invested, the type of investor and the particular Fund product. A similar sales charge is also assessed by some of the Franklin Funds upon the reinvestment of dividends. The Company's money market and institutional funds are sold to investors without a sales charge. As of September 30, 1993, there were approximately 3.6 million shareholder accounts in the Franklin/Templeton Group of Funds.

Broker/dealers are paid a commission for services in matching investors with Funds whose investment objectives match such investor's goals. Brokers/dealers also assist in explaining the operations of the Funds, servicing the account and in various other distribution services. Commissions paid to broker/dealers are typically paid at the time of the purchase as a percentage of the amount invested. For most of the Franklin Funds, Distributors currently reallows all related sales charges paid by a shareholder to the broker/dealer originating a sale. Distributors retains a portion of the sales charge in certain of the Templeton Funds. The sales charges from the reinvestment of Franklin Fund dividends are generally split equally with the broker/dealers.

All of the U.S registered Templeton Funds and some of the U.S. registered Franklin Funds have adopted distribution plans under Rule 12b-1 promulgated under the 40 Act. The Boards of the remaining Franklin Funds presently without such plans (excluding money funds) have adopted such plans, subject to shareholder approval. Planning for solicitation of shareholder approval is now in process. Pursuant to such plans, Distributors is or will be entitled to reimbursement from each of such Funds in amounts ranging from 0.1% to 0.5% for expenditures which are primarily intended to result in the sale of such Fund's shares. The 40 Act requires that such a plan of distribution be initially approved by the Fund's directors, including a majority of such directors who are not "interested persons" and by the vote of a majority of the outstanding voting shares of the Fund. If approved, such plan of distribution may be for a term of one year, and thereafter must be approved at least annually by the Fund Board and by a majority of disinterested directors. All such plans are subject to termination at any time by a majority vote of the disinterested directors or by the Fund shareholders. Upon implementation of such plans by Funds which do not presently have them in place, it is anticipated that sales charges by such Funds upon reinvestment of dividends will be eliminated.


Revenues

The Company's revenues are derived primarily from its investment managment activities. Total operating revenues are set forth in the table below. Investment management fees have comprised approximately 76% of total operating revenue for each of the three fiscal years reported. Underwriting commissions from mutual fund activities contributed approximately 11.9%, 13.6% and 13.6% in
1991, 1992 and 1993, respectively.   Transfer, trust and related
fees from mutual fund activities contributed 6.5%, 5.3% and 7.0% in 1991, 1992 and 1993, respectively.


                         Operating Revenues

                                                 Years Ended
                 September 30,
                              ($ in Millions)



                         1991         1992         1993
  Investment             $230.4       $284.0       $489.7
  management fees
  Underwriting
  commissions, net         35.8         50.4         87.1

  Transfer, trust and
  related fees             19.5         19.5         45.1

  Banking, real estate     14.9         17.0         18.8
  and other

                         $300.6       $370.9       $640.7
  Totals



Other Financial Services

The Company's insurance related activities consist primarily of the sale of variable annuity products of the Franklin Valuemark Funds. The Company's consumer banking, real estate and insurance related businesses do not contribute significantly to either the revenues or the net income of the Company. The consumer banking operations are limited by national banking laws and no immediate significant increase in earnings is anticipated. The real estate operations have incurred net losses since inception and the Company does not anticipate any immediate improvement in this line of business.


Regulatory Considerations

Virtually all aspects of the Company's businesses are subject to various foreign, federal and state laws and regulations. As discussed above, the Company and a number of its subsidiaries are registered with various foreign, federal and state governmental agencies. Foreign, federal and state laws and regulations grant such supervisory agencies broad administrative powers, including the power to limit or restrict the Company from carrying on its business if it fails to comply with such laws and regulations. In such event, the possible sanctions which may be imposed include the suspension of individual employees, limitations on the Company's (or a subsidiary's) engaging in business for specified periods of time, the revocation of the investment advisor or broker/dealer registrations of subsidiaries and censures and fines.

The Company's officers, directors and employees may from time to time own securities which are also held by the Funds. The Company's internal policies with respect to individual investments require prior clearance and reporting of transactions and restrict certain transactions so as to reduce the possibility of conflicts of interest.

To the extent that existing or future regulations affecting the sale of Fund shares or their investment strategies cause or contribute to reduced sales of Fund shares or impair the investment performance of the Funds, the Company's aggregate net assets under management and its revenues might be adversely affected. Changes in regulations affecting free movement of international currencies might also adversely affect the Company.

In 1993, the NASD received SEC approval for a new Rule of Fair Practice which limits the amount of aggregate sales charges which may be paid in connection with the purchase and holding of investment company shares sold through brokers. The Rule provides that funds with an asset-based sales charge (most commonly provided in Distribution Plans pursuant to SEC 40 Act Rule 12b-1) may impose no more than 6.25% - 7.25% (depending upon whether or not the fund also pays "service fees") in combined front-end, deferred sales charges and asset- based sales charges. The effect of that Rule might be to limit the amount of fees that could be paid pursuant to a fund's 12b-1 Plan in a situation where a fund has no, or limited new sales for a prolonged period of time. In that event, it is possible that a fund which was experiencing weak sales would have the situation exacerbated by the fact that it would have to limit fees to brokers under its 12b-1Plan, or reduce its upfront sales charge. None of the Franklin or Templeton Funds is in , or close to that situation at the present time.

Competition

The investment company and privately managed funds industry is highly competitive. In the United States, there are over 4,300 mutual funds of varying sizes and investment policies and objectives whose shares are being offered to the public. During the past three fiscal years, assets under management in the mutual fund industry increased by over $800 billion. During this same time period, the Company was able to maintain an approximate 4% market share of such net assets by a combination of service to customers, yields and performance on investments and extensive marketing activities with its broker/dealer network. In addition, the Templeton Acquisition has materially strengthened the ability of the Company to compete in the growing marketplace for global investing.

In addition, the Company has advertised in major national financial publications as well as on radio and television to promote name recognition and to assist its broker/dealer network. Such activities included purchasing network and cable programming, sponsorship of The Nightly Business Report on public television and extensive newspaper and magazine advertising.

Competition for sales of Fund shares is influenced by various factors, including general securities market conditions, government regulations, global economic conditions, portfolio performance, advertising and sales promotional efforts, share distribution channels and the type and quality of dealer and shareholder services. Many securities dealers, whose large retail distribution systems play an important role in the sale of shares in the Franklin Funds, also sponsor competing proprietary mutual funds. The Company believes that such securities dealers value the ability to offer customers a broad selection of investment alternatives and will continue to sell the Company's Funds notwithstanding the availability of proprietary products. However, to the extent that these firms limit or restrict the sale of Franklin or Templeton Fund shares through their brokerage systems in favor of these proprietary mutual funds, net assets under management might decline and the Company's revenues might be adversely affected.

Another element of competition among mutual funds is the rates at which fees and sales charges are imposed. The Company believes that its investment management and other fee structures are already relatively competitive and does not presently anticipate significant competitive pressures for further reductions. However, a number of mutual fund sponsors presently market their funds without sales charges. As investor interest in the mutual fund industry has increased, competitive pressures have increased on sales charges of broker/dealer distributed funds. The Company believes that, although this trend will continue, a significant portion of the investing public still relies on the services of the broker/dealer community, particularly during weaker market conditions. However, in response to competitive pressures or for other similar reasons, the Company might be forced to lower sales charges which are currently substantially reallowed to broker/dealers. The reduction in such sales charges could make the sale of shares of the Franklin and Templeton Groups of Funds somewhat less attractive to the broker/dealer community, which could in turn have a material adverse effect on the Company's revenues. The Company believes that it is well positioned to deal with such changes in marketing trends as a result of its already extensive advertising activities and broad based marketplace recognition.

In addition to competition from other investment company managers and investment advisers, the Company and the investment company industry are in competition with the financial services and other investment alternatives offered by stock brokerage and investment banking firms, insurance companies, banks, savings and loan associations and other financial institutions. Many of these competitors have substantially greater resources than the Company. The Company has and continues to actively pursue sales relationships with banks and insurance companies to broaden its distribution network in response to such competitive pressures.

Recently, Congress has considered various proposals which would permit bank holding companies and their subsidiaries to engage in various, presently prohibited activities, including sponsoring mutual funds and distributing their securities. These or similar proposals, if enacted, would enable bank affiliates to compete directly with the mutual fund industry. In addition, the Office of the Comptroller of the Currency has proposed amendments to its regulations governing common trust funds which, if adopted, may increase competition between banks and mutual fund companies. The Investment Company Institute and others have opposed various aspects of these proposals. The Company cannot determine at the present time whether such proposals will be adopted, or, if adopted, what effect they may have on the Company.



Special Considerations

General

As discussed above, the Company's revenues are derived primarily from invesment management activities and the distribution of mutual fund shares. Although net assets under management have increased from $57.9 billion in 1991 to $69.2 billion in 1992 to $107.5 billion in 1993, it is also possible for net assets under
management to decline.   A decline in net assets under management
would adversely affect the Company's revenues proportional to such
decline in net assets.   Broadly speaking, the direction and amount
of changes in the net assets of the funds are dependent upon two factors: (1) the level of sales of shares of the funds as compared to redemptions of shares of the funds; and (2) the increase or decrease in the market value of the securities owned by the funds. A discussion of the effect of net sales as compared to market value changes during the last three fiscal years is set forth in Management's Discussion and Analysis in Item 7. below.

These factors in turn are affected by many things, including the general condition of national and world economics and the direction and volume of changes in interest rates and/or inflation rates. Because the effects of these factors on equity funds and fixed income funds often operate inversely, it is difficult to predict the net effect of any particular set of conditions on the level of assets under management.


Templeton Acquisition

As a result of the Templeton Acquisition, the portfolio mix of the combined Templeton and Franklin Funds changed from primarily fixed income oriented to both equity and fixed income components increasing the potential impact of changes in the international equity market on the net assets under management of the combined entity. On the other hand, the Company believes that the combined mutual fund complex will be more competitive in the future as a result of a greater diversity of product mix available to its customers.


Item 2.  Properties

General

The Company owns or leases offices and facilities in four locations in the immediate vicinity of its principal executive and administrative offices located at 777 Mariners Island Boulevard, San Mateo, California. In addition, the Company owns several buildings near Sacramento, California as well as buildings in St. Petersburg, Florida and Nassau, Bahamas. Since the Company is operated on a unified basis, in most instances corporate activities, fund related activities, accounting operations, sales, real estate and banking operations, management information system activities, publishing and printing operations, shareholder service operations and other business activities and operations take place in all such locations. In addition, the Company or its subsidiaries lease office space in New York, New Jersey, Florida and in several other states as well as in Canada, England, Scotland, Luxembourg, Germany, Hong Kong, Singapore, and Australia.

Property Description

The Company leases approximately 177,000 square feet of space at the Mariners Island Boulevard location for a monthly rental of approximately $452,030 under a lease expiring February 16, 2001. The lease is subject to adjustment to market value rentals in 1996. The Company also leases 120,942 square feet of office space at 1147 and 1149 Chess Drive in Foster City, California at a monthly rental of $118,588 expiring in June, 2000. The Company also owns and occupies an $8.9 million office building with 69,200 square feet of office space at 1800 Gateway Drive, Foster City, California. The Company also leases approximately 21,053 square feet of office space at 901 Mariners Island Boulevard, San Mateo, California and, in addition to the Florida and Sacramento locations described below, an aggregate of approximately 56,000 square feet in other locations in the United States.

The Company owns an 88,800 square foot facility in St. Petersburg, Florida, primarily devoted to shareholder servicing activities and leases approximately 24,000 square feet in St. Petersburg. The principal Templeton offices are located in 58,000 square feet of space in Ft. Lauderdale, Florida for a monthly rental of approximately $103,580 under various leases expiring in December
2000.   The Company also owns an approximate 17,300 square foot
office building in Nassau, Bahamas as well as a nearby condominium residence. In addition, the Company leases approximately 35,462 square feet of office space for its offices in Canada, England, Scotland, Germany, Luxembourg, Hong Kong, Singapore and Australia.

The Company has implemented a plan to geographically diversify its operations to avoid any disruption to its business activities from natural or other disasters. During the fiscal year ended September 30, 1993, the Company opened a customer service and data processing facility in a $6.8 million office building which it acquired and remodeled at 10600 White Rock Road, Rancho, Cordova, California near Sacramento, California. The Company occupies approximately 67,630 square feet in this property and has leased out approximately 52,646 square feet until February 2000 at a monthly rate of $67,920. The Company has constructed two buildings of approximately 65,000 square feet each on an additional eighteen acres of adjoining, previously undeveloped land for $3.6 million and has plans for the development of additional facilities but has not yet commenced construction. One of such buildings is used for customer service activities and the other is presently used for storage purposes.

Other

The Company is the sole limited partner with a 60% partnership interest in Mariner Partners, a California limited partnership formed in 1984 to develop, operate and hold the property occupied by the Company at 777 Mariners Island Boulevard. Mariner Partners obtained 30 year non-recourse financing for the property from Metropolitan Life Insurance Company at an interest rate of 8-7/8%. The principal balance outstanding as of September 30, 1993 was $26.8 million. The loan is due in November 1996. The Company anticipates that Mariner Partners will have no difficulty in refinancing the property.


Item 3.  Pending Legal Proceedings

On December 31, 1990, a lawsuit was filed in the Superior Court of California, San Mateo County, by a plaintiff who was not, and never had been a shareholder, against the AGE High Income Fund, Inc.(the "Fund"), its manager, Franklin Advisers, Inc., its principal underwriter, Franklin/Templeton Distributors, Inc. and its shareholder services agent, Franklin/Templeton Investor Services, Inc collectively "Defendants". The suit, filed pursuant to the California Business and Profession Code, sought to enjoin certain advertising and to obtain restitution for certain alleged losses by shareholders. The suit was amended in mid 1993 to add the Company as a Defendant. On December 7, 1993, the Court entered an order dismissing the suit with prejudice. The order was entered pursuant to a settlement agreement that provided no injunctive relief, damages or restitution. Defendants agreed to add certain non-material statements to the Fund's prospectus and shareholder reports and Defendants, other than the Fund, paid a portion of plaintiff's attorneys fees, most of which was reimbursed by insurance.


Item 4.  Submission of Matters to a Vote of Security Owners

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders.


Executive Officers of  Registrant

The executive officers of the Company are:

Name             Age    Principal Occupation

Charles B.       60    President, Chief Executive officer
Johnson                and Director of the Company;
                       Director and President,
                       Franklin/Templeton Distributors,
                       Inc.; Chairman of the Board and
                       Director, Franklin Advisers, Inc.;
                       Director, General Host Corporation
                       and Franklin Bank; and officer,
                       director, trustee or managing
                       general partner, as the case may
                       be, of most other principal
                       domestic subsidiaries of the
                       Company and of most of the
                       investment companies in the
                       Franklin Group of Funds and some
                       of the investment companies in the
                       Templeton Group of Funds. Mr.
                       Johnson is the brother of Rupert
                       H. Johnson, Jr. and the father of
                       Charles E. Johnson.

Rupert H.        53    Executive Vice President and
Johnson, Jr.           Director of the Company; Director
                       and President, Franklin Advisers,
                       Inc.; Director and Senior Vice
                       President, Franklin/Templeton
                       Distributors, Inc.; Director,
                       Franklin/Templeton Investor
                       Services, Inc. and Franklin Bank;
                       and officer, director, trustee or
                       managing general partner, as the
                       case may be, of most other
                       principal domestic subsidiaries of
                       the Company and most of the
                       investment companies in the
                       Franklin Group of Funds and some
                       of the investment companies in the
                       Templeton Group of Funds.  Mr.
                       Johnson is the brother of Charles
                       B. Johnson and the uncle of
                       Charles E. Johnson
Harmon E. Burns  48     Executive Vice President, Director
                        and Secretary of the Company;
                        Senior Vice President,
                        Franklin/Templeton Distributors,
                        Inc.  and Franklin Advisers, Inc.;
                        Director, Franklin/Templeton
                        Investor Services, Inc. and
                        Franklin Bank; and officer,
                        director, trustee or managing
                        general partner, as the case may
                        be, of most other principal
                        domestic subsidiaries of the
                        Company and most of the investment
                        companies in the Franklin Group of
                        Funds and some of the investment
                        companies in the Templeton Group
                        of Funds

Charles E.       37     Senior Vice President of the
Johnson                 Company; President, Franklin
                        Institutional Services
                        Corporation; Senior Vice
                        President, Franklin/Templeton
                        Distributors Inc.; President,
                        Franklin Agency, Inc.; Vice
                        President, Franklin Advisers,
                        Inc.; officer and/or director of
                        other subsidiaries of the Company
                        and officer, director or trustee
                        of some of the investment
                        companies in the Franklin and
                        Templeton Group of Funds; employed
                        in various capacities by the
                        Company or its subsidiaries since
                        1985. Mr. Johnson is the son of
                        Charles B. Johnson and the nephew
                        of Rupert H. Johnson, Jr.

William J.       68     Senior Vice President since March
Lippman                 1990; Senior Vice President of
                        Franklin Advisers, Inc. since July
                        1988; officer and trustee of some
                        of the investment companies in the
                        Franklin Group of Funds. Until
                        June 1988, President, Chief
                        Executive Officer and a Director
                        of L.F. Rothschild Fund
                        Management, Inc., Director of
                        L.F.Rothschild Asset Management,
                        Inc., Administrative Managing
                        Director and Director of L.F.
                        Rothschild & Co., Incorporated.

Martin L.        33     Senior Vice President, Chief
Flanagan                Financial and Accounting Officer
                        of the Company and an officer of
                        most the subsidiaries of the
                        Company since March, 1993;
                        Executive Vice President and
                        director of  Templeton Worldwide,
                        Inc., President, and director of
                        Templeton Global Investors, Inc.
                        From January 1992 through October
                        1992, Executive Vice President,
                        director and chief operating
                        officer of Old TGH.  For more than
                        five (5) years, prior to that, Mr.
                        Flanagan served as Chief Financial
                        Officer and in various executive
                        capacities with Old TGH.

Deborah R.       45     Senior Vice President-Legal since
Gatzek                  March 1990; Vice President-Legal
                        from March, 1986 to March 1990 and
                        Senior Vice President of
                        Franklin/Templeton Distributors,
                        Inc. and Vice President of
                        Franklin Advisers, Inc and an
                        officer of various other
                        subsidiary companies. Employed by
                        the Company in a legal capacity
                        since June 1983; officer of all
                        the investment companies in the
                        Franklin Group of Funds.  Ms.
                        Gatzek is the spouse of Leslie M.
                        Kratter.

Kenneth V.       61    Senior Vice President since
Domingues              September 1986; Chief Financial
                       Officer and Chief Accounting
                       Officer from August 1986 to March
                       1993; officer of some of the other
                       subsidiaries of the Company and of
                       all the investment companies in
                       the Franklin Group of Funds.

Loretta Fry      61    Vice President since October 1986,
                       and a Vice President of
                       Franklin/Templeton Distributors,
                       Inc;  employed by the Company in
                       various administrative and
                       operations capacities for more
                       than five years.

Leslie M.        48    Vice President since March 1993.
Kratter                Employed since January 1992.
                       Secretary of Franklin Advisers,
                       Inc., Franklin/Templeton
                       Distributors, Inc. and a number of
                       the company's subsidiaries.  For
                       more than five (5) years prior to
                       that time, Mr. Kratter served as
                       Executive Vice President and
                       General Counsel of IASCO, a
                       privately held company engaged in
                       providing aviation services,
                       municipal governmental services
                       and agricultural investments.  Mr.
                       Kratter is the spouse of Deborah
                       Gatzek.

Donna S. Ikeda   37    Vice President since October 1993;
                       re-joined the Company in August
                       1993.  Previously employed from
                       1982 to 1990 as Director of Human
                       Resources and also held position
                       as Manager/AVP of  Shareholder
                       Services, Retirement Plan Phone
                       Service and Customer New
                       Accounts.  From 1990 until August
                       1993, Vice President, Human
                       Resources for G.T. Capital
                       Management, Inc. and G.T. Global
                       Financial  Services, Inc.,mutual
                       fund management and financial
                       services companies.

Edward V. McVey  56    Senior Vice President and National
                       Sales Manager of
                       Franklin/Templeton Distributors,
                       Inc. since May 1985; officer of
                       most of the investment companies
                       in the Franklin Group of Funds.

Charles C.       45    Vice President since September
McGuire                1987; employed by the Company on a
                       full time basis since July 1987.
                       From October 1986 to June 1987,
                       Mr. McGuire served as a consultant
                       in the area of data processing.
                       Mr. McGuire is a nephew of Charles
                       B. Johnson and Rupert H. Johnson,
                       Jr.

                              PART II

Item 5.   Market for Registrant's Common Equity and Related
Stockholder Matters


The Company's common stock is traded on the New York Stock Exchange ("NYSE") and the Pacific Stock Exchange (Symbol: BEN). At December 3, 1993, there were approximately 1,600 shareholders of record. The high and low sales prices (as adjusted for stock splits) by quarter for the 1992 and 1993 fiscal years, as traded on the NYSE Composite Tape, were as follows:

              1992 Fiscal Year   1993 Fiscal Year

              High    Low       High    Low
Quarter
Oct-Dec       28-1/4   17-7/8   39      27-1/8
Jan-Mar       29-1/4   23-1/4   40-1/2  33-1/2
Apr-June      27-1/8   22-3/4   39-5/8  32
July-Sept     33-3/8   24-5/8   49-1/4  37-1/8


The Company paid dividends, as adjusted for the March 1992 common stock split, of $.26 per share in fiscal 1992 and $.28 per share in fiscal 1993. The Company expects to continue paying dividends to common stockholders depending upon earnings and other relevant factors.

Item 6. Selected Financial Highlights
(in 000's, except per share amounts)


September 30,      1989      1990      1991      1992        1993
Summary of
Operations:
Operating
revenues       $225,139  $251,324  $300,604  $370,943    $640,744
Net Income      $78,637   $89,443   $98,236  $124,051    $175,522

Financial
Data:
Total assets   $393,952  $478,542  $578,610  $834,287  $1,581,534
Notes payable
and leases       $6,122    $4,168    $5,551  $155,541    $506,536
Stockholders'
equity         $216,506  $288,827  $363,014  $467,209    $720,378

NET ASSETS
UNDER
MANAGEMENT
(in millions)  $ 41,439  $ 45,137  $ 57,877  $ 69,218   $ 107,490

Per Common
Share*:
Earnings
 Primary          $1.00     $1.14     $1.26     $1.59       $2.12
 Fully
diluted           $1.00     $1.14     $1.26     $1.59       $2.10
Cash
dividends          $.15      $.20      $.23      $.26        $.28
Stockholders'
equity            $2.76     $3.68     $4.66     $5.99       $8.77

* Dividends and earnings per share are restated to reflect a 3-for-
2 stock split in December 1989 and a 2-for-1 stock split in March
1992.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Franklin Resources, Inc. and its majority-owned subsidiaries ("the Company") derives its revenue from its principal line of business providing investment management, administration, and related services to the Franklin and Templeton Groups of Mutual Funds, managed accounts and other investment products. For all periods presented, the Company's operations have been characterized by a substantial increase in assets under management, which have resulted in a significant increase in net income. Total assets under management as of September 30, 1993 were $107.5 billion.

The Company continues to expand its range of investment products and services in the United States and abroad. The most significant development during the fiscal year ended September 30, 1993 was the Company's acquisition on October 30, 1992 of the assets and liabilities of Templeton, Galbraith & Hansberger Ltd., ("Templeton"), a Cayman Island corporation for approximately $786 million. The acquisition of the investment management, distribution and related companies servicing the Templeton Group of Mutual Funds and managed accounts had the effect of increasing the Company's net assets under management by over $20 billion to $90.7 billion on the date of acquisition.

The Company has a diversified base of assets under management and a full range of investment management products and services to meet the needs of most individuals and institutions. The Company's revenues are derived largely from the amount and composition of assets under management. Consequently, fluctuations in financial markets impact revenues and the results of operations. Although current industry expectations are for continued growth, no assurance can be given that historical growth levels will be maintained.

Results of Operations

Net income for the year ended September 30, 1993 was $175.5 million, an increase of $51.4 million (41%) from $124.1 million in 1992, which increased $25.9 million (26%) from $98.2 million in 1991. These increases were primarily attributable to a substantial increase in the amount of revenues received from the Franklin and Templeton Groups of Funds. The Franklin and Templeton businesses have operated as a unified organization since the time of the acquisition. Since that time, significant progress has been made integrating those activities which create a more effective organization, including shareholder services, sales and marketing, legal and finance.

Assets Under Management

Total assets under management were $107.5 billion at September 30, 1993, an increase of $38.3 billion (55%) from 69.2 billion at September 30, 1992, which increased $11.3 billion (20%) from $57.9 billion at September 30, 1991. Such increases during the two-year period ended September 30, 1993 are principally attributable to increased net additions to assets under management and to market appreciation. Of the total increase, $20.3 billion (53%) was attributable to the Company's acquisition of Templeton with an additional increase of $8.1 billion (21%) by Templeton subsequent to the acquisition date and a $9.9 billion (26%) increase in net assets managed by Franklin.

As shown in the following table, a material portion (56%) of the net assets under management at September 30, 1993 were in fixed income instruments held in portfolios of tax-free income funds and U.S. government bond funds. Net assets of U.S. government bond funds were $19.7 billion at September 30, 1993, an increase of $3.4 billion (21%) over the two year period from 1991 to 1993. During 1993, investors were attracted to tax-free income funds due to the increase in federal income tax rates and away from U.S. government bond funds as interest rates generally declined.

Net assets of equity and equity income funds were $35.0 billion at September 30, 1993, an increase of $28.1 billion (407%) over the two year period from 1991 to 1993. Of this increase, 282% was attributable to the Templeton assets. Equity and equity income funds represent 33% of the Company's total assets under management at September 30, 1993 as compared to 12% at September 30, 1991. Investors have been attracted to the higher returns generated in the equity and equity income funds during this period. The Templeton products, which invest primarily in the global equity markets, received increased investor interest as compared to prior periods.

Managed accounts assets under management were $7.0 billion at September 30, 1993, an increase of $3.8 billion (118%) during the period from 1991 to 1993 and an increase of $4.2 billion (151%) from 1992. This increase was attributable to Templeton. Managed accounts assets represent 6% of the Company's total assets under management. The Company strongly believes there are significant opportunities in the managed account business and intends to aggressively expand in this area.



FRANKLIN RESOURCES, INC.
Net Assets Under Management
(In $ millions)


                                         Year ended September 30,


                                     1991      1992         1993
Franklin Group of Funds:

  Tax-Free Income Funds
    (exclusive of Money Funds)    $28,427   $33,477      $40,741
  U.S. Government Bond
Funds(primarily GNMAs)             16,287    20,155       19,727
  Equity/Income Funds               6,913    10,166       15,515
  Money Funds                       3,052     2,645        2,631

  Total Franklin Group of Funds    54,679    66,443       78,614

Templeton Family of Funds*:

  Equity Funds                          -         -       19,463
  Fixed Income Funds                    -         -        2,429
  Total Templeton Family of Funds       -         -       21,892

Managed Accounts:

  Franklin                          3,198     2,775          459
  Templeton*                            -         -        6,525
  Total Managed Accounts            3,198     2,775        6,984

  Total                           $57,877   $69,218     $107,490

* Excludes periods prior to acquisition


The diversification of the Company's assets under management during the past two fiscal years may afford the Company increased stability in results of operations. The Company has continued this diversification with the acquisition of the $150 million Huntington international currency funds in November of 1993. The Company expects continued interest in its full range of products with greater growth in the global/international equity and tax-free income products over the near-term.

Set forth below are the statements of income for the periods ending 1991 through 1993, including a consolidating statement of income for the period ended September 30, 1993 showing the separate results of operations of Templeton for the eleven-month period ending September 30, 1993.


Consolidating Statements of Income
for the years ended September 30, 1991, 1992 and 1993
(dollar amounts in thousands, except per share amounts)


                                                            1993
                                                 Franklin  Templeton  Consolidated
                                                                   *
                                1991      1992
Operating revenues:
 Investment management
fees                        $230,364  $284,029   $334,069   $155,666      $489,735
 Underwriting
commissions, net              35,833    50,376     83,636      3,483        87,119
 Transfer, trust and
related fees                  19,453    19,492     20,584     24,505        45,089
 Banking, real estate and
other                         14,954    17,046     18,801          -        18,801

                             300,604   370,943    457,090    183,654       640,744

Operating expenses:

 General and
administrative               107,361   126,964    160,785     97,281       258,066

 Selling expenses             41,256    46,787     56,509     14,957        71,466

Amortization of goodwill         133       133        133     16,855        16,988
 Interest expense of
banking subsidiary            11,502    10,538      9,356          -         9,356

                             160,252   184,422    226,783    129,093       355,876

Operating income             140,352   186,521    230,307     54,561       284,868

Other income (expenses):
 Investment and other
income                        22,461    20,364     12,036      2,715        14,751
 Interest expense               (94)   (2,137)      (467)   (24,754)      (25,221)

   Other income
(expenses) - net              22,367    18,227     11,569   (22,039)      (10,470)

Income before taxes on
income                       162,719   204,748    241,876     32,522       274,398

Taxes on income               64,483    80,697     93,544      5,332        98,876

Net income                   $98,236  $124,051   $148,332    $27,190      $175,522

Earnings per share:
  Primary                    $  1.26   $  1.59     $ 1.79    $   .33         $2,12

  Fully diluted              $  1.26   $  1.59     $ 1.77    $   .33         $2.10

* For the eleven-month period subsequent to October 30, 1992.

Operating Revenues

Total operating revenues were $640.7 million for the period ended September 30, 1993, an increase of $269.8 million (73%) from $370.9 million in 1992, which increased $70.3 million (23%) from $300.6 million in 1991, the components of which are described below.

(HORIZONTAL BAR GRAPH OF REVENUES FROM INVESTMENT MANAGEMENT FEES
OMITTED HERE. IDENTICAL INFORMATION CONTAINED IN CONSOLIDATING
STATEMENTS OF INCOME IN ITEM 7. ABOVE)

Investment management fees for the period ended September 30, 1993 were $489.7 million, an increase of $205.7 million (72%) from $284.0 million in 1992, which increased $53.6 million (23%) from $230.4 million in 1991. Of the 1993 increase, $155.6 million is attributable to the addition of the Templeton operations during the period while the remainder during this period and the prior periods is the result of a general increase in assets under management.

Investment management fees have comprised approximately 76% of total operating revenue for each of the three fiscal years reported. The Company's revenues from investment management fees are derived primarily from fixed fee arrangements with open-end and closed-end investment companies and from managed accounts. Annual rates under the various investment management agreements range from .25% to a maximum of 1.25% and generally decline as average net assets exceed various threshold levels. There have been no significant changes in the fee structures for the Franklin Group of Funds during the last three fiscal years. On January 1, 1992, the fee structures of a number of the Templeton Funds increased.

HORIZONTAL BAR GRAPH OF REVENUES FROM UNDERWRITING COMMISSIONS
OMITTED HERE. IDENTICAL INFORMATION CONTAINED IN CONSOLIDATING
STATEMENTS OF INCOME IN ITEM 7. ABOVE)

Underwriting commissions for the year ended September 30, 1993 were $87.1 million, an increase of $36.7 million (73%) from $50.4 million in 1992, which increased $14.6 million (41%) from $35.8 million for 1991. These increases resulted from higher sales than in prior periods, of which $3.5 million in 1993 is attributable to Templeton. Sales of Franklin and Templeton Funds include a commission of which a significant portion is reallowed to selling intermediaries. Revenues from underwriting commissions are earned primarily from Templeton mutual fund sales and through commissions charged on the reinvestment of dividends into most Franklin Funds.

During the year, the Company combined the mutual fund marketing and sales activities of the Franklin and Templeton Groups of Funds, resulting in a more effective marketing and sales effort. The Boards of Directors of the Franklin Mutual Funds have adopted, subject to shareholder approval, distribution plans pursuant to Rule 12b-1 of the Investment Company Act of 1940. In conjunction with the implementation of these Plans, it is the intention to modify the Franklin Mutual Fund sales commission structure to eliminate commissions on reinvestment of dividends. The impact of these changes is expected to have a minimal overall impact on revenue while providing a more competitive sales structure. The Company anticipates shareholder approval of these distribution plans which would permit implementation during the third quarter of 1994. The Templeton Group of Funds registered in the United States adopted distribution plans pursuant to Rule 12b-1, effective January 1, 1992, which had the effect of increasing revenues for the eleven-month period ended September 30, 1993.

(HORIZONTAL BAR GRAPH OF REVENUES TRANSFER, TRUST AND RELATED FEES OMITTED HERE. IDENTICAL INFORMATION CONTAINED IN CONSOLIDATING
STATEMENTS OF INCOME IN ITEM 7. ABOVE)

Transfer, trust and related fees were $45.1 million for the period ended September 30, 1993, an increase of $25.6 million (131%) as compared to 1992. Of this increase $24.5 million is attributable to Templeton. These fees are generally fixed charges per account which vary with the particular type of mutual fund and service being rendered. Consequently, these fees are dependent upon the number of shareholder accounts, with the amount of mutual fund
sales or redemptions generally having a direct impact.   During the
year, the Company combined its transfer agency activities into a single entity which has, and should continue to result in improved efficiencies and services.

Banking, real estate and other revenues for the year ended
September 30, 1993 were $18.8 million, an increase of $1.8 million (10%) from $17.0 million in 1992, which increased $2.0 million
(13%) from $15.0 million in 1991. These increases are a result of growth in interest earnings by Franklin Bank.

The banking subsidiary contributed $114,000, $858,000 and $1.1 million to operating income in 1991, 1992 and 1993, respectively.
Management does not currently anticipate any immediate significant increase in earnings due to regulatory limitations.

The Company's real estate operations incurred operating losses of $2.9 million, $4.4 million and $7.9 million in 1991, 1992 and 1993, respectively, as a result of the continued depressed real estate market.

Operating Expenses

Operating expenses were $355.9 million for the year ended September 30, 1993, an increase of $171.5 million (93%) from $184.4 million in 1992, which increased $24.2 million (15%) from $160.2 million in 1991. These increases principally result from the general expansion of the organization, with the Templeton acquisition being the material factor in 1993.

General and administrative expenses for the year ended September 30, 1993 were $258.1 million, an increase of $131.1 million (103%) as compared to 1992. Of this increase, $97.2 million is attributable to Templeton. General and administrative expenses increased $19.6 million (18%) in 1992 as compared to 1991. Operating income as a percentage of operating revenue was 44% for the year ended 1993 as compared to 50% and 47% for the years ended 1992 and 1991, respectively. The decrease in the operating profit margin for the year ending 1993 as compared to 1992 is primarily attributable to purchase accounting and other costs related to the acquisition of Templeton. For the year ended 1993, amortization of goodwill represents 13% of Templeton's operating expenses and 5% of the Company's total operating expenses. Also, the Company entered into future incentive compensation arrangements with certain eligible employees which provide for the payment of both cash and restricted stock to such employees pursuant to a vesting schedule. The costs associated with these incentive compensation arrangements are being amortized over the contract period. These incentives began vesting in 1993 and extend through 1998. The Company's Board of Directors has approved an annual incentive compensation plan, which is subject to shareholder approval, that provides for incentive payment of cash, restricted stock, options and stock appreciation rights as a means to motivate, retain and continue to attract talented individuals. This plan will initially have the effect of increasing employment costs.

Selling expenses were $71.5 million for the year ended September 30, 1993, an increase of $24.7 million (53%) as compared to 1992, which increased of $5.5 million (13%) from $41.3 million in 1991. Templeton represents $14.9 million of the 1993 increase. The Company has sought to capitalize on the positive environment in the investment management industry by advertising and promoting the Company's range of investment products and services in the United States and other international markets.

Interest expense of the banking subsidiary was $9.4 million, a decrease of $1.2 million (11%) from 1992, which decreased $1 million (8%) from $11.5 million in 1991. These decreases result primarily from falling levels of market interest rates during the period.

Total operating expenses will likely continue to increase with the overall expansion of the business, the increase in competition and the Company's commitment to continually improving its products and services.

Other Income (Expense)

Interest and other income for the year ended September 30, 1993 was $14.7 million, a decrease of $5.6 million (27%) from 1992, which decreased $2.1 million (9%) from $22.5 million in 1991. The net change in investment income results from a combination of factors, including the decline in the average level of interest rates, lower dividend rates on investments and realization of capital losses. However, the principal reason for the reduction in investment income is due to the approximate 40% reduction in amounts available for investment due to the liquidation of investment portfolios to fund the cash portion of the Templeton acquisition in 1993.

Non-banking interest expense for the year ended September 30, 1993 was $25.2 million, an increase of $23.1 million from 1992, which increased $2.0 million from $94 thousand in 1991. The increase in interest expense is attributable to the debt incurred in the Company's acquisition of Templeton.

Financial Condition, Liquidity And Capital Resources

Stockholders' equity was $720.4 million at September 30, 1993, an increase of $253.2 million (54%) from $467.2 million at year end
1992, which increased $104.2 million (29%) from $363.0 million at year end 1991.

Cash provided by operating activities for the period ended September 30, 1993 was $199.4 million an increase of $22.2 million (13%) from $177.2 million in 1992. Net cash expended in investing activities in 1993 aggregated $539.8 million including $631.9 million used in the purchase of Templeton and $20.1 million used in the purchase of premises and equipment. The remainder came from the Company's investment portfolio, including its bank and real estate operations. The Company generated net cash of $334.7 million in 1993 of which $360.0 million was from the issuance of bank debt which was used for the Company's acquisition of Templeton. The Company expended $22.3 million for dividends to stockholders. At September 30, 1993, the Company held liquid assets in excess of $564.8 million, including $303.0 million of cash and cash equivalents.

Financing for the Templeton acquisition was provided by the proceeds of $150 million of subordinated debentures with option rights, issued prior to the beginning of the current fiscal year specifically to finance the purchase, a $360 million term loan, approximately $87 million in Franklin stock issued to Templeton management and employee shareholders, and approximately $189 million of additional cash.

The $150 million of subordinated debentures require the payment of semi-annual interest at the rate of 6.25% per annum, resulting in semi-annual payments of approximately $4.7 million. The debentures are redeemable at the election of the holder, anytime on or after August 3, 1997, at a price ranging from 93.65% to 100% of face value.

The original $360 million term loan was refinanced and modified on June 28, 1993. The primary changes to the loan were a reduction of the principal balance to $346 million, accelerating the maturity date of the loan from a seven (7) year period to a five (5) year period from the amendment date, conversion of the loan from a term loan to a revolving credit and competitive auction facility with an annual reduction in the amount available under such facility. Additional charges included the lowering of the interest rate margins on the facility, elimination of quarterly amortization, mandatory annual prepayments based upon cash flows, elimination of, or favorable adjustments to, various restrictive covenants and ratios under the original loan facility. The Company was in compliance with all covenants as of September 30, 1993.

Swap agreements, previously entered into in order to fix interest rates on $205 million of the original term loan, were amended to remain applicable to the new facility. Fixed rates of interest under these swap arrangements range from 3.73% to 5.02% on original maturities of one to three years. The effective rate of interest under the new loan facility, including the reduced margin and payments to be made pursuant to the swap arrangements, was 4.22% as of September 30, 1993.

The Company anticipates that 1994 property and equipment acquisitions, initially budgeted at more than $22 million, will be funded from liquid assets currently available and from future operating cash inflows.

Changes In Accounting Principles

During fiscal 1993, the Company adopted Statements of Financial Accounting Standards Nos. 109, "Accounting for Income Taxes," and 115, "Accounting for Certain Investments in Debt and Equity Securities." As more fully discussed in Note 1 to the consolidated financial statements, the cumulative effects of adopting these standards are immaterial.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index Of Consolidated Financial Statements And Schedules for the years ended September 30, 1991, 1992 and 1993


             CONTENTS


Consolidated Financial Statements of Franklin Resources, Inc:
                                                       Pages

Report of Independent Accountants                           F-1

Consolidated Balance Sheets
September 30, 1992 and 1993                           F-2 to F-3

Consolidated Statements of Income, for the years ended
September 30, 1991, 1992, and 1993                          F-4

Consolidated Statements of Stockholders' Equity, for the years ended September 30, 1991, 1992 and 1993 F-5


 Consolidated Statements of Cash Flows,
   for the years ended September 30, 1991, 1992 and 1993    F-6

 Notes to Consolidated Financial Statements           F-7 to F-20


Schedule:

 II. Consolidated Amounts Receivable from Employees                   F-21

  X. Consolidated Supplementary Profit and Loss Information           F-22


  All other schedules have been omitted as the information is provided in the financial statements or in related notes thereto or are not required to be filed as the information is not applicable.




               REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders of Franklin Resources, Inc.:

We have audited the consolidated financial statements and financial statement schedules of Franklin Resources, Inc. and Subsidiaries listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, during 1993 the Company adopted a classified balance sheet which separately discloses current assets and liabilities and, in connection with that change, the company changed its method of accounting for cash and cash equivalents. In addition, as also discussed in Note 1 to the financial statements, during 1993 the Company changed its methods of accounting for income taxes and investments in debt and equity securities.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Franklin Resources, Inc. and Subsidiaries as of September 30, 1993 and 1992, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended September 30, 1993 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

Coopers & Lybrand

/s/ Coopers & Lybrand
San Francisco, California
December 3, 1993

Franklin Resources, Inc.
Consolidated Balance Sheets
September  30, 1992 and 1993 (dollar amounts in thousands)


Assets

                                                        1992          1993
Current Assets:
Cash and cash equivalents                         $  301,684    $  293,777
Receivables:
 Fees from Franklin/Templeton Group of Funds          28,501        63,471
 Proceeds from sale of funds' shares                       -        39,150
 Other                                                 7,362        16,860
Investments in the Franklin/Templeton Group of
Funds, available-for-sale                            226,616        72,401
Current deferred taxes                                     -         5,971
Prepaid expenses and other                             4,983         5,812
                                                  ----------    ----------
      Total current assets                           569,146       497,442
                                                  ----------    ----------

Franklin Bank Assets:
Cash and cash equivalents                              6,960         9,175
Loans receivable, net                                134,641       128,820
Investment securities, available-for-sale             47,865        69,962
Premises and equipment, net                              182           170
Other assets                                           3,649         3,029
                                                  ----------    ----------
      Total bank assets                              193,297       211,156
                                                  ----------    ----------
Other Assets:
Investments:
 Investment securities, available-for-sale            18,117        74,624
 Real estate                                          18,680         9,393
Deferred costs                                             -        10,367
Premises and equipment, net                           34,625        65,821
Goodwill, net of $983 and $17,972 accumulated
amortization, respectively                               422       696,973
Other assets                                               -        15,758
                                                  ----------    ----------
      Total other assets                              71,844       872,936
                                                  ----------    ----------
                                                  $  834,287    $1,581,534
                                                  ==========     =========


The accompanying notes are an integral part of these consolidated financial statements.

Franklin Resources, Inc.
Consolidated Balance Sheets (Continued)
September  30, 1992 and 1993 (dollar amounts in thousands)

                                                1992     1993
                                           ---------------------
Liabilities and stockholders' Equity
Current Liabilities:
Trade payables and accrued expenses        $   27,224  $   91,708
Current maturities of long-term debt                -      51,716
Payable to funds for shares sold                    -      38,695
Dividends payable                               5,070       5,747
                                           ----------  ----------
      Total current liabilities                32,294     187,866

Franklin Bank Liabilities:
Deposits of account holders:
 Interest bearing demand deposits              16,059      10,794
 Non-interest bearing demand deposits          11,959       8,986
 Savings and time deposits                    148,954     175,055
Other liabilities                               1,264         974
                                           ----------  ----------
      Total bank liabilities                  178,236     195,809
                                           ----------  ----------
Other Liabilities:
Bank debt                                           -     296,000
Subordinated debentures                       150,000     150,000
Other notes and capital leases payable          5,541       8,820
Deferred tax liabilities                        1,007      10,999
Other liabilities                                   -      11,662
                                           ----------  ----------
      Total other liabilities                 156,548     477,481
                                           ----------  ----------
      Total liabilities                       367,078     861,156
                                           ----------  ----------
Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock, $.10 par value,
 100,000,000 shares authorized;
78,806,700 and 82,098,580 shares issued,
and 77,997,374 and 82,098,580 shares
outstanding, for 1992 and 1993,
respectively                                    7,881       8,210

Capital in excess of par value                      -      83,683
Retained earnings                             477,861     630,399
Less cost of treasury stock - 809,326
shares in 1992                               (18,533)           -
Less unearned restricted stock
compensation                                        -     (8,335)
Unrealized gain on investment
securities, net of tax                              -       6,242
Foreign currency translation adjustment             -         179
                                           ----------  ----------
      Total stockholders' equity              467,209     720,378
                                           ----------  ----------
                                           $  834,287  $1,581,534
                                           ==========   =========


The accompanying notes are an integral part of these consolidated financial statements.

Franklin Resources, Inc.
Consolidated Statements Of Income
for the years ended September  30, 1991, 1992 and 1993
(dollar amounts in thousands, except per share data)


                                           1991        1992      1993
Operating revenues:
   Investment management fees        $  230,364  $  284,029 $ 489,735
   Underwriting commissions, net         35,833      50,376    87,119
   Transfer, trust and related fees      19,453      19,492    45,089
   Banking, real estate and other        14,954      17,046    18,801
                                     ----------  ---------- ---------
       Total operating revenues         300,604     370,943   640,744
                                     ----------  ---------- ---------

Operating expenses:
  General and administrative            107,361     126,964   258,066
  Selling expenses                       41,256      46,787    71,466
  Amortization of goodwill                  133         133    16,988
  Interest expense of banking
subsidiary                               11,502      10,538     9,356
                                     ----------  ---------- ---------

      Total operating expenses          160,252     184,422   355,876
                                     ----------  ---------- ---------

     Operating income                   140,352     186,521   284,868
                                     ----------  ---------- ---------

Other income (expenses):
    Investment and other income          22,461      20,364    14,751
    Interest expense                       (94)     (2,137)  (25,221)
                                     ----------  ---------- ---------
      Other income (expenses) , net      22,367      18,227  (10,470)
                                     ----------  ---------- ---------
Income before taxes on income           162,719     204,748   274,398
Taxes on income                          64,483      80,697    98,876
                                     ----------  ---------- ---------
Net income                              $98,236    $124,051  $175,522
                                     ==========  ==========  ========

Earnings per share:
   Primary                                $1.26       $1.59     $2.12
                                     ==========  ==========  ========
   Fully diluted                          $1.26       $1.59     $2.10
                                     ==========  ==========  ========

The accompanying notes are an integral part of these consolidated financial statements.


Franklin Resources, Inc.
Consolidated Statements Of Stockhoholders' Equity for the years ended September 30, 1991, 1992 and 1993
(shares and dollars in thousands)

          Common Stock                         Treasury Stock

             Shares  Amount   Capital  Retained  Shares  Amount     Unearned   Unrealized  Foreign      Total
                              in       Earnings                     Restricted Gain on     Currency
                              excess                                Stock      Investment  Translation
                              of par                                Compensa-  Securities
                              value                                 tion
Balance,
October 1,
1990          39,815   $3,982  $83,683  $297,870   (614) $(13,033)           -           -            -   $288,827
Net income                                98,236                                                            98,236
Cash
dividends on
common stock                            (17,935)                                                          (17,935)
Acquisition
of treasury
stock                                              (248)   (6,347)                                         (6,347)
Exercise of
options                             27                16       206                                             233
Balance,
Sept 30,
1991          39,815    3,982       35   378,171   (846)  (19,174)           -           -            -    363,014
Net income                               124,051                                                           124,051
Cash
dividends on
common stock                            (20,275)                                                          (20,275)
Effect of
common stock
split         38,992    3,899            (3,899)                                                                 -
Exercise of
options                           (35)     (187)      37       641                                             419
Balance,
Sept 30,
1992          78,807    7,881        -   477,861   (809)  (18,533)           -           -            -    467,209
Net income                               175,522                                                           175,522
Unrealized
gain on
investment
securities
net of tax                                                                           6,242                   6,242
Foreign
currency
translation
adjustment                                                                                          179        179
Cash
dividends on
common stock                            (22,984)                                                          (22,984)
Exercise of
options
Employee
plan              17        2  (3,648)               195     5,101                                           1,455
Other                                                 40       715                                             715
Issuance of
stock for
Templeton
acquisition    2,894      289   87,331                                                                      87,620
Issuance of
restricted
shares, less
amortization
of $4,420        381       38                        574    12,717     (8,335)                               4,420
Balance,
Sept 30,
1993          82,099   $8,210  $83,683  $630,399       -         -    $(8,335)      $6,242         $179   $720,378

The accompanying notes are an integral part of these consolidated financial statements.

Franklin Resources, Inc.
Consolidated Statements Of Cash Flows
for the years ended September  30, 1991, 1992 and 1993
(dollars in thousand)


                                         1991       1992       1993
Cash flows from operating
activities:
 Net income                          $ 98,236  $ 124,051  $ 175,522
                                    ---------  ---------  ---------
Items reconciling net income to
net cash provided by operating
activities:

   Decrease (Increase) in
receivables,prepaid  expenses and
other                                 (3,711)     50,208   (22,900)
   Increase (decrease) in trade
payables and accrued expenses           (272)      2,468     13,283
   Increase (decrease) in current
taxes payable                           2,912    (3,122)      2,198
   Increase (decrease) in deferred
taxes payable                             743    (1,282)      4,021
   Depreciation and amortization        4,721      4,339     24,286
   Losses on real estate
investments                                12        585      2,969
                                    ---------  ---------  ---------
        Total reconciling items         4,405     53,196     23,857
                                    ---------  ---------  ---------
 Net cash provided by operating
activities                            102,641    177,247    199,379
                                    ---------  ---------  ---------
Cash flows from investing
activities:

 Liquidation (purchase) of mutual
funds, net                           (12,114)  (173,440)    164,606
 Purchase of bank investment
portfolio                            (31,323)   (25,222)   (60,877)
 Liquidation of bank investment
portfolio                              23,105     17,189     39,013
 Liquidation (purchase) of real
estate investments                    (4,352)         64      1,385
 Liquidation (purchase) of other
investments                             (622)        560   (33,533)
 Net (increase) decrease in bank
loans receivable                     (33,565)   (53,652)      1,728
 Purchase of premises and
equipment and other                   (4,994)   (16,377)   (20,138)
 Acquisition of Templeton, net of
cash acquired                               -          -  (631,944)

 Net cash used in investing
activities                           (63,865)  (250,878)  (539,760)

Cash flows from financing
activities:
 Increase in deposits of bank
account holders, net                   20,559      2,839     17,573
 Exercise of common stock options         232        419      1,997
 Dividends paid on common stock      (17,380)   (19,686)   (22,307)
 Acquisition of treasury stock        (6,347)          -          -
 Issuance of notes payable and
bank debt                                   -    150,000    360,000
 Payments on notes and capital
leases                                   (77)      (296)   (22,574)
                                    ---------  ---------  ---------
 Net cash (used in) provided by
financing activities                  (3,013)    133,276    334,689
                                    ---------  ---------  ---------
 Net increase (decrease) in cash
and cash equivalents                   35,763     59,645    (5,692)
 Cash and cash equivalents
beginning of year                     213,236    248,999    308,644
                                    ---------  ---------  ---------
  Cash and cash equivalents end of
year                                $ 248,999   $308,644   $302,952
                                     ========   ========    =======
Supplemental disclosure of cash
flow information:
  Cash paid during the year for:
     Interest                         $11,808    $11,224    $34,577
     Income taxes                     $56,188    $85,293    $94,963
Supplemental disclosure of non-
cash information:
     Value of common stock issued
in Templeton acquisition                    -          -   $100,376
The accompanying notes are an integral part of these consolidated financial statements.

Franklin Resources, Inc.
Notes To Consolidated Financial Statements

1. Significant Accounting Policies:

Basis of Presentation:
  The consolidated financial statements include the accounts of Franklin Resources, Inc. and its majority-owned subsidiaries (the "Company"). The acquired Templeton, Galbraith & Hansberger Ltd. ("Templeton") operations are included from the acquisition date, October 30, 1992. All material intercompany accounts and transac tions have been eliminated from the consolidated financial state ments.

Foreign Currency Translation:
  Assets and liabilities of foreign subsidiaries have been translated at current exchange rates, and related revenues and expenses have been translated at average exchange rates in effect during the period. The resulting cumulative translation adjustment has been recorded as a separate component of stockholders' equity. Foreign currency gains and losses are reflected in income current ly.

Major Customers:
  Substantially all revenues earned by the Company are from providing investment management, underwriting, stock transfer and trust services to the Franklin/Templeton Group of Funds that operate in the United States, Canada, Europe and other international markets under various rules and regulations set forth by the Securities and Exchange Commission, individual state agencies and foreign governments. All services are provided to these mutual funds under contracts that definitively set forth the fees to be charged for these services. The majority of these contracts are subject to periodic review and approval by each fund's Board of Directors/Trustees and shareholders (See Note 13).

Recognition of Revenues:
  Investment management, stock transfer and trust fees and investment income are all accrued as earned. Underwriting commissions on the sale of mutual fund shares and dividend reinvest ments are recorded on trade date, net of amounts paid to unaffiliated intermediaries.

Deferred Costs:
  Deferred costs result from the sale of certain U.S., Canadian and European based mutual funds which have deferred sales charges and distribution fees. Amortization of such deferred costs is charged against mutual fund underwriting commission revenues on a straight-line basis over a period of five years for the U.S. based funds, forty months for the Canadian based funds and four years for Europ ean funds. Deferred costs related to the issuance of debt are amortized to interest expense over the life of the related debt.

Taxes on Income:
  Effective October 1, 1992, the Company changed its method of accounting for income taxes from the income method to the liability method required by Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 109. The effect of adopting SFAS No. 109 on the current period income was immaterial, as was the cumulative effect of the accounting change on prior years.

Cash and Cash Equivalents:
 Cash and cash equivalents include cash on hand, demand deposits with banks or other high credit quality financial institutions, debt instruments with original maturities of three months or less, and other highly liquid investments, including money market funds, which are readily convertible into cash.

  During 1993 the Company changed its presentation from a non-classified balance sheet to a classified balance sheet. In connection with this change, the Company also changed its method of accounting for cash and cash equivalents to include investments in money market funds which were previously included in marketable securities. This change resulted in the reclassification of money market funds from investments to cash and cash equivalents of $238,348,000, $305,686,000 and $244,987,000 in 1993, 1992 and 1991,
respectively. All of these money fund investments are in the Franklin/Templeton Group of Funds. The Company believes that this change provides for a better presentation of the Company's financial position and conforms with common industry practice.

Investment Valuation:
  In May 1993, the FASB issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Effective
September 30, 1993   the Company elected to adopt SFAS No. 115.
This statement requires the Company to classify and account for debt and equity securities as follows:

Held-to-Maturity:
 Debt securities that management has the positive intent and ability to hold until maturity are carried at their remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts. Premiums are amortized and discounts are accreted using the level interest yield method over the estimated remaining term of the underlying security.

Trading Securities:
 Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are reported at market value, with unrealized gains and losses included in earnings.

Available-for-Sale:
 Debt and equity securities that are neither held to maturity nor trading securities are classified as available-for-sale and are carried at market value. Market values for investments in open-end mutual funds are based on the last reported net asset value.
Market values for other investments are based on the last reported price on the exchange on which they are traded. Investments not traded on an exchange are carried at estimated market value. Unrealized gains and losses are excluded from earnings and reported net of tax as a separate component of stockholders' equity until realized.

For periods prior to the adoption of SFAS No. 115, the Company valued investments at the lower of cost or market, except that the Company's broker/ dealer subsidiaries carried investments at market value. There was no effect to the previously reported stockholders' equity or current earnings of applying the new stan dard.

Realized gains and losses are recognized on the specific identification method and are included in investment income.

Financial Instruments:

Fair Value of Financial Instruments

  In December 1991, the FASB issued SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," effective for financial statements issued for fiscal years ending after December 15, 1992. SFAS No. 107 requires the disclosure of estimated fair values of all asset, liability and off-balance sheet financial instruments. Fair value estimates are determined as of the balance sheet date, utilizing quoted market prices, where available, or various assumptions and estimates.

The methods and assumptions used to estimate the fair values of each class of financial instruments are as follows:

Cash and Cash Equivalents: Due to the relatively short-term nature of these intruments, the carrying value approximates fair value.

Available-for-Sale Investment Securities: These instruments are carried at fair values as determined by quoted market prices.

Loans Receivable: The fair values of the banking subsidiary's performing residential mortgage loans and home equity loans are estimated using current market comparable information for securitizable mortgages, adjusting for credit and other relevant characteristics. The fair value of consumer loans is estimated by discounting the cash flows using interest rates that consider the current credit and interest rate risk inherent in the loans and current economic and lending conditions.

Deposits: The fair values of the banking subsidiary's deposits subject to immediate withdrawal are equal to the amount payable on demand at the reporting date. Fair values for fixed-rate certificates of deposit are estimated by discounting future cash flows using interest rates currently offered on time deposits with similar remaining maturities.

Long-Term Debt: The fair value of long-term debt is estimated using disounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.
The fair value of the option rights attached to the subordinated debentures is calculated based on the Company's closing stock price and the option and redemption prices on September 30, 1993.

Financial Instruments with Off-Balance Sheet Risk
The Company is a party to financial instruments with off-balance sheet risk. At September 30, 1993 the Company had interest rate swap agreements in effect on a portion of its long-term debt. The differential to be paid or received is accrued as the interest rates change and is recognized over the life of the agreements. The carrying value of these instruments approximates fair value.

At September 30, 1993 the only instrument with off-balance sheet risk to which the banking subsidiary was a party were commitments to extend credit. Since many of the commitments are expected to expire without being drawn upon, the total committed amounts do not necessarily represent the future cash requirements. Fair value for these instruments are based on current settlement values and fees and interest rates currently charged to enter into similar agreements, taking into account the remaining term of the agreements and the counterparties' credit standing.

Furniture, Equipment and Leasehold Improvements:
  Furniture and equipment are recorded at cost and are depreciated on the straight-line basis over their estimated useful lives. Expenditures for repairs and maintenance are charged to expense when incurred. Leasehold improvements are amortized on the straight-line basis over their estimated useful lives or the lease term, whichever is shorter.

Goodwill:

  Goodwill represents the excess cost over the fair market value of the Company's acquisition of Templeton. The goodwill is being amortized on a straight-line basis over a period of forty years.

Earnings Per Share:
  Earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents (stock options and debenture option rights) considered outstanding during each year. The weighted average number of shares outstanding during 1991, 1992 and 1993 were 78,002,182, 77,971,835, and 81,594,765, respectively. The weighted average numbers of shares outstanding reflect retroactive application of the stock split in March 1992. Common stock equivalents utilized in computing earnings per share were 1,261,833 for primary and 2,117,004 for fully diluted and had an immaterial effect on fully diluted earnings per share prior to 1993.

Reclassifications:
  Certain amounts in the 1991 and 1992 financial statements have been reclassified to correspond to the 1993 presentation. These reclassifications did not affect previously reported net income or retained earnings.


2. Banking Subsidiary Loans and Allowance for Loan Losses and Fair Value of Deposits:

Banking subsidiary loans at September 30, 1992 and 1993 consisted of the following (in thousands):

                                    1992          1993
                                  --------      --------
Installment and other loans,
primarily auto loans               $ 73,943       $77,008
   Credit card loans                 62,373        54,389
   Real estate loans                 10,805         8,001
                                   -----------   -----------
                                    147,121       139,398
   Unearned fees and
discounts                          (10,425)       (9,106)
   Allowance for loan losses        (2,055)       (1,472)
                                   -----------   -----------
     Loans receivable, net         $134,641      $128,820
                                   ========       =======

  The estimated fair value of net loans receivable as of September 30, 1993 was $129.6 million.

  Included in banking subsidiary loans is an allowance for loan losses for the years ended September 30, 1991, 1992, and 1993 as follows (in thousands):

                           1991    1992   1993
                       --------------------------

Beginning balance         $ 1,047   $ 1,234    $2,055
Provision for loan
 losses                     2,665     4,931     4,093
Loans charged off         (2,624)   (4,519)   (5,273)
Recoveries                    146       409       597
                          --------  --------  --------
Ending balance            $ 1,234   $ 2,055    $1,472
                           ======    ======    ======

The carrying values at September 30, 1993 of interest bearing and non-interest bearing demand deposits were $10.8 million and $9.0 million, respectively, which approximated fair value. The fair value of savings and time deposits was approximately $178.4 million.

In May 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114 requires that certain im paired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. The Company is required to adopt this new standard by fiscal year 1996. The Company anticipates that the adoption of SFAS No. 114 will not have a material effect on the financial statements.


3. Investments:

Investments at September 30, 1993 and 1992 consisted of the following (in thousands):

                             1992                    1993
                                               Available-for-Sale

                         Cost which     Amortized   Unrealized  Estimated
                         Approximates   Cost        Gain        Market
                         Market                     (Loss)
Franklin/Templeton Group
of Funds:
   U.S. government
     security funds           $147,289      $2,073       $ (22)    $ 2,051
   Tax-free income funds        31,903      12,272        1,854     14,126
   Equity/income funds          47,424      49,176        7,048     56,224
                              -----------  ---------     --------  --------
                              $226,616     $63,521       $8,880    $72,401
                              ========     =======       ======     ======

Restricted securities                -     $30,254            -    $30,254
Debt securities                      -      16,755        2,454     19,209
Equity securities               18,117      26,104        (943)     25,161
                               --------    -------       ------    -------
                               $18,117     $73,113       $1,511    $74,624
                               =======     =======       ======    =======
Banking Investment
portfolio:
   U.S. agencies
securities                      $4,026     $13,471        $  11    $13,482
   U.S. Treasury
securities                      34,246      49,454           78     49,532
   Other marketable
securities                       9,593       6,666          282      6,948
                            ----------  ----------     --------  ---------
                                                                         -
   Total banking
investment portfolio           $47,865     $69,591         $371    $69,962
                               =======     =======       ======    =======

Investments in the Frankin/Templeton Group of Funds are shares of regulated investment companies for which the Company acts as invest ment manager. Investments in real estate include limited partner ships, carried at cost of $13,489,000.

Proceeds from the sale of investment securities for 1993 and 1992 were $57.2 million and $24.3 million, respectively. Gains of $1.5 million and $2.5 million were realized on these sales for 1993 and 1992, respectively.

At September 30, 1993, debt securities of the bank's investment portfolio at amortized cost and estimated market value with schedu led maturities were as follows (in thousands):


Maturity                   Amortized  Estimated
                           Cost       Market
                                      Value
0-1 year                     $50,347     $50,399
1-5 years                     15,553      15,602
Greater than 5 years              16          15
 Government National
Mortage Assoc. securities      3,675       3,946
                           ---------  ----------
                             $69,591     $69,962
                             =======     =======

Other debt securities have scheduled maturities as follows (in thousands):

Maturity             Amortized     Estimated
                     Cost          Market
                                   Value
0-1 year                    $2,453       $2,468
1-5  years                     499          506
5-10 years                   6,694        7,622
Greater than 10
years                        7,109        8,613
                        ----------   ----------
                           $16,755      $19,209
                           =======      =======

4. Premises and Equipment

   The following is a summary of premises and equipment at September 30, 1992 and 1993 (in thousands):

                                  1992        1993
Furniture and equipment        $24,232     $49,274
Premises                        18,847      29,695
Leasehold improvements           8,475       9,964
Leased equipment                 2,037       7,882
Land                             3,135       6,922
                             ---------   ---------
                                56,726     103,737
Less: Accumulated
 depreciation and
 amortization                 (21,919)    (37,746)
                           -----------  ----------
                               $34,807     $65,991
                              ========     =======

5. Segment Information:

   The Company conducts operations in four principal geographic areas of the world: North America, the Bahamas, Europe and Asia/Pacific. Revenue by geographic area includes fees and commissions charged to customers and fees charged to affiliates.

Operating income by geographic area is defined as net income less non-banking interest expense. Identifiable assets are those assets used exclusively in the operations of each geographic area.
The table below is for the year ended September 30, 1993 (in thousands).

               North    Bahamas    Europe    Asia       Adjustments   Consoli-
               America                       /Pacific   and           dated
                                                       Eliminations

Revenues
From:
 Unaffiliated
   Customers   $552,005  $ 66,580   $ 8,743     $13,416            -  $640,744

 Affiliates       3,179       597        28       5,411      (9,215)  -
               --------  --------  --------  ----------  -----------  ----------
                                                                   -
  Total        $555,184  $ 67,177   $ 8,771    $ 18,827  $   (9,215)    $640,744
               ========  ========   =======     =======     ========  ========
Operating
 Income
(loss)         $161,062  $ 38,491  $(3,738)    $  5,213  $     (285)  $200,743
               ========  ========  ========     =======     ========  ========
Identifiable
Assets         $895,483  $459,848   $22,304    $128,240  $     1,062  1,506,937


Corporate
Assets                                                                74,597
                                                                      ----------

Total Assets                                                          $1,581,534
                                                                      =========




Summarized below are the business segments (in thousands):

                     Identifiable  Revenue    Operating
                     Assets                   Income
1991:
Mutual Funds              $366,604   $274,473    $94,446
Banking                    189,542     15,528        114
Real Estate                 16,040        848    (2,880)
Insurance and
  Other                      6,424      9,755      6,650

                          --------   ---------   ---------
Company Totals            $578,610   $300,604    $98,330
                          ========   ========    =======

 1992
Mutual Funds              $619,242   $335,651   $116,049
Banking                    193,297     16,743        858
Real Estate                 14,021        841    (4,401)
Insurance and Other          7,727     17,709     13,682
                           -------  ---------  ---------
Company Totals            $834,287   $370,944   $126,188
                          ========   ========   ========
 1993
Mutual Funds            $1,320,390   $580,414   $173,779
Banking                    211,156     17,583      1,147
Real Estate                  8,944      1,051    (7,860)
Insurance and
  Other                     41,044     41,696     33,677
                      ------------  ---------  ---------
Company Totals          $1,581,534   $640,744   $200,743
                         =========   ========   ========

The mutual funds segment's assets are primarily receivables from, and investments in, mutual funds and goodwill from the acquisition of Templeton. The banking affiliate's assets are primarily invest ment securities and consumer loans.

6. Long-Term Debt:

  Long-term debt is summarized as follows (in thousands):

                                 1992         1993
Bank debt                     $     -     $346,000
Subordinated debentures       150,000      150,000
Mortgage notes payable in
monthly installments
through 2006                    4,063        5,527

Capital lease obligations
  (See Note 9)                  1,478        5,009
                             --------   ----------
                              155,541      506,536
                             --------   ----------
Less current maturities of
long-term debt issuance             -     (51,716)
                             --------  -----------
Total long-term debt         $155,541     $454,820
                              =======     ========

Principal payments on long-term debt excluding capital lease obligations are as follows (in thousands):

                           1994      $50,339
                           1995       50,188
                           1996       50,210
                           1997       50,230
                           1998      146,251
                     Thereafter      154,309
                                 -----------
                                    $501,527
                                     =======


  On June 28, 1993 the Company entered into a modification of its term debt agreement providing for a 5-year revolving credit and competitive auction facility ("bank debt"). The bank debt has a variable interest rate which as of September 30, 1993 was 3.625% and provides for annual reducing levels of available credit. On February 4, 1993, the Company entered into interest swap agreements in order to fix interest rates on $205 million of the term loan. The fixed rates of interest range from 3.73% to 5.02% on maturities of one to three years. The effective rate of interest on the bank debt, including the payments to be made pursuant to the swap arrangements, was 4.22% as of September 30, 1993. The interest rate swap agreements have varying maturities over the life of the underlying debt. The bank debt agreement includes various restrictive covenants, including: a capitalization ratio, interest coverage ratio, minimum working capital and limitation on additional debt. The Company was in compliance with all covenants as of September 30, 1993.

  The subordinated debentures mature on August 3, 2002 and have a fixed interest rate of 6.25% per annum. Under certain circumstances, all or a portion of the debentures could pay additional interest, increasing to a maximum rate of 7.77%.

  The subordinated debentures have non-detachable option rights which allow the holder to purchase common shares of the Company at any time during the term of the debentures, for cash or in redemp tion of the debentures. The Company may redeem the debentures any time after August 3, 1997, or sooner to the extent options are exercised. The maximum number of shares purchasable under the option rights is 4,721,435 shares. The option price ranges from $28.65 to $31.77 per share and the redemption price ranges from 93.65% to 100% of face value, over the term of the debentures.

  The estimated fair value of the term loan approximates carrying value as of September 30, 1993. The estimated fair value of the subordinated debentures approximates $232.5 million.

  Included in deferred costs are debt issuance costs of $5,627,151 net of accumulated amortization of $388,095. The debt issuance costs are amortized using the effective interest method, over the life of the related debt.

7. Investment Income (in thousands):

                           1991      1992     1993
Dividends               $18,326   $17,487  $11,162
Interest                  2,225     2,068    3,678
Realized gains
 (losses), net                1     (585)  (2,730)
Foreign exchange
 gains (losses), net          -         -    (174)
Partnership income        1,556     1,001    1,399
Rental income               353       393    1,416
                        -------  --------  -------
                                                 -
                        $22,461   $20,364  $14,751
                        =======   =======  =======


 Substantially all of the Company's dividends were generated by investments in the Franklin/Templeton Group of Funds (See Note 3).

8. Taxes on Income:

  Taxes on income for the years ended September 30, 1991, 1992 and 1993 are comprised of the following (in thousands):

                      1991      1992     1993
Current:
  Federal              $48,768  $63,918   $74,958
  State                 14,972   18,061    17,807
  Foreign                    -        -     4,342
Deferred                   743  (1,282)     1,769
                      --------  -------   -------
Total provision        $64,483  $80,697   $98,876
                       =======  =======   =======


The major components of the deferred provision for income taxes for the years ended September 30, 1991 and 1992 consisted of the following (in thousands):




                                 1991        1992
Cash basis subsidiaries      $  (235)     $     -
State taxes                     (623)     (1,154)
Net effect of income and
expenses reported in the
years received or paid for
tax purposes and included
in financial statements as
accrued                         1,814       (469)
Excess of tax depreciation
 over (under) book              (213)         341
                             --------  ----------
                             $    743    $(1,282)
                              =======     =======


The major components of the net deferred tax liability as of September 30, 1993 were as follows (in thousands):


Deferred tax assets:
  State taxes expensed currently
deductible in following year                             $5,989
  Temporary differences on investment
losses                                                    3,286
  Deferred compensation                                   2,901
  Restricted stock compensation plan                      2,605
  Other                                                   2,177
                                                    -----------
  Total deferred tax assets                              16,958
                                                    -----------
Deferred tax liabilities:
  Temporary differences on partnership
    earnings                                              4,955
  Capitalized compensation costs                          5,542
  Unrealized gains on securities                          4,520
  Depreciation on fixed assets                            2,816
  Prepaid expenses                                        1,486
  Other                                                   2,667
                                                    -----------
  Total deferred tax liabilities                         21,986
                                                    -----------
Net deferred tax liabilities                             $5,028
                                                         ======

Net current deferred tax assets of $6.0 million were made up of current deferred tax assets of $15.6 million and current deferred tax liabilities of $9.6 million. Net non-current deferred tax liabilities of $11.0 million were made up of non-current deferred tax assets of $1.4 million and non-current deferred tax liabilities of $12.4 million.

Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $12 million at September 30, 1993. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the foreign credits and offsets associated with its hypothetical calculation.

The following is a reconciliation between the amount of tax expense at the federal statutory rate of 34%, 34% and 34.75% and taxes on income as reflected in operations for the years ended September 30, 1991, 1992 and 1993, respectively (in thousands):


                           1991      1992       1993
Federal taxes at
statutory rate           $ 55,325  $ 69,614   $ 95,353
State taxes, net of
federal tax effect           9,617    11,858    11,166
Foreign earnings subject
to reduced tax rates for
which no U.S. tax is
provided                         -         -   (6,591)
Other                        (459)     (775)   (1,052)
                          --------  --------  --------
Actual tax provision      $ 64,483  $ 80,697  $ 98,876
                           =======   =======    ======
Effective tax rate             40%       39%       36%
                           =======   =======    ======

9. Commitments and Contingencies:

  The Company leases office space (including from an unconsolidated affiliate) and equipment under long-term operating leases expiring at various dates through fiscal year 2001. Lease expenses amounted to $7.8 million, $8.4 million and $12.1 million for the fiscal years ended September 30, 1991, 1992 and 1993, respectively. At September 30, 1993, remaining operating lease commitments are as follows (in thousands):

              1994               $ 12,170
              1995                 10,687
              1996                  6,407
              1997                  3,808
              1998                  3,093
              Thereafter            5,240
                              -----------
                                 $ 41,405
                                  =======

The Company has also entered into capital leases for certain equipment (primarily computer equipment) with a cost of $7.9 million and accumulated amortization of $2.6 million at September 30, 1993. Future minimum payments under such leases as of Septem ber 30, 1993 are as follows (in thousands):

               1994                $2,091
               1995                 1,734
               1996                 1,390
               1997                   755
               1998                   186
                                 --------
                                    6,156
               Less imputed
               interest             1,147
                                 --------
               Net                 $5,009
                                    =====

  At September 30, 1993, the Company's banking subsidiary had commitments to extend credit as follows (in thousands):

              Credit card lines               $187,432
              Real estate equity lines           1,440
              Stock secured lines                  202
              Unsecured consumer lines             343
                                           -----------
                                              $189,417
                                               =======

   The carrying value of these commitments approximates fair value.

   The Company acts as fiduciary for retirement and employee benefit plans. At September 30, 1993, assets held in trust amounted to approximately $8.6 billion.

10. Stockholders' Equity:

On March 5, 1992, the Board of Directors approved a two-for-one stock split, for which the Company issued 38,991,437 additional shares of common stock.

During the years ended September 30, 1991, 1992 and 1993, the
Company paid dividends to common stockholders of $.23, $.26, and $.28 per share, respectively (as restated for the March 1992 two-for-one stock split).

11. Employee Stock Option Plans:

   The stockholders have adopted 1984 and 1989 stock option plans. These plans provide for the grant of options to purchase up to 2,156,250 shares of the Company's common stock to officers and other key employees of the Company. Terms and conditions (including price, exercise date and number of shares) are determined by the Board of Directors, which administers the plans.

  Information on the plans for the three years ended September 30, 1993, adjusted to reflect the 1992 stock split, is as follows
(shares and total in thousands):

                            Number  Option Price
                         of Shares    Per Share       Total

Outstanding options at
  October 1, 1990              298     $5.75 to $7.80     $2,030

Granted                         10             $15.25        152

Exercised                     (31)     $5.75 to $7.80      (232)
                           -------                     ---------
Outstanding options at
  September 30, 1991           277    $5.75 to $15.25      1,950

Exercised                     (60)     $5.75 to $7.67      (419)
                           -------                      --------
Outstanding options at
  September 30, 1992           217    $5.75 to $15.25      1,531

Exercised                    (212)    $5.75 to $15.25    (1,455)
                           -------                      --------
Outstanding options at
  September 30, 1993             5             $15.25        $76
                               ===                          ====

There were 1,146,770 unoptioned shares available for the granting of options under the plans at September 30, 1992 and 1993. The Company recognizes no charge to income in connection with the plans as the options are granted at the fair market value of the common stock at the time of grant.

As part of the Templeton acquisition, the Company issued options to purchase 169,498 shares of the Company's common stock to employees of certain foreign subsidiaries. The option prices range from $8.93 to $30.00 per share with a total exercise price of $2.6 million.

12. Employee Benefit and Incentive Plans:

  The Company has defined contribution profit sharing plans covering all U.S. employees of the Company who are not covered by a collective bargaining agreement, who have at least 12 months of employment and whose minimum age is 21 at the nearest birthday. Contributions are based on the Company's prior year's results of operations and are made at the discretion of the Company's Board of Directors. The Company contributed $2.1 million, $2.6 million and $2.8 million during 1991, 1992 and 1993, respectively, that related to the 1990, 1991 and 1992 plan years.

  The Company sponsors a 401(k) defined contribution pension plan in which most U.S. employees are eligible to participate. The Company funds the 401(k) plan by matching employee contributions, subject to statutory limitations. Employer contributions were $617 thousand and $844 thousand for the years ended September 30, 1992 and 1993, respectively.

  The Company sponsors restricted stock arrangements for its employees. The Company has issued shares of its common stock in the names of the employees, a portion of which replaced Templeton restricted shares, at a value of $24.9 million as of September 30, 1993. The deferred compensation cost of these securities is being amortized on a straight-line basis to the date the stock vests with the employees. The unamortized cost of the restricted shares is shown as a reduction of stockholder's equity.

  The Company also holds in its name shares with a carrying value of $2.5 million in certain of the Templeton mutual funds as part of certain non-qualified, deferred compensation arrangements. The cost of these shares is being amortized on a straight-line basis over the deferral period.

13. Other Matters:

  Commission and fee revenue from the following mutual funds accounted for more than 10% of total revenues in the years indicated:

                                          1991     1992   1993
Franklin Custodian Funds                  26%      25%    19%
Franklin California Tax-Free Income Fund  18%      16%    11%


  Other receivables include outstanding loans and notes receivable from officers and directors at September 30, 1992 and 1993 of $658 thousand and $698 thousand, respectively.

14. Quarterly Results of Operations (unaudited) (in thousands, except per share of amounts):

                                    Fiscal 1992 Quarter

             First      Second     Third      Fourth
             ---------  ---------  ---------  ---------
Revenues        $82,651    $90,151    $89,921   $108,220
Net income      $28,787    $31,087    $31,181    $32,996
Earnings per
share           $   .37     $  .40    $   .40    $   .42


                                   Fiscal 1993 Quarter

             First       Second      Third       Fourth
             ---------   ----------  ----------  ----------
Revenues        $126,949    $153,626    $162,682    $197,487
Net income      $ 34,764    $ 42,233    $ 44,798    $ 53,727
Earnings per
share:
  Primary       $    .43    $    .51    $    .54    $    .64
  Fully
diluted         $    .43    $    .51    $    .54    $    .62

Earnings per share have been restated to reflect a two-for-one stock split in 1992.


15. Acquisition of Templeton:

  On October 30, 1992, the Company acquired substantially all of the assets and liabilities of Templeton, manager of the Templeton Family of Mutual Funds and private accounts. The acquisition was accounted for as a purchase, with a purchase price of approximately $786 million of which approximately $713 million was allocated to goodwill. The purchase was financed by $360 million in bank debt, $150 million in subordinated debentures with option rights, $189 million in cash and $87 million in the Company's common stock.

  Based on unaudited financial data, had the acquisition been made on October 1, 1991, pro forma revenues, net income and net income per share for the year ended September 30, 1992, would have been approximately $540 million, $130 million and $1.60, respectively.

 Pro forma results for the year ended September 30, 1993, as if the acquisition had been made on October 1, 1992, are not presented as they would not be materially different from the reported results which include the operations of Templeton for the period from October 30, 1992 to September 30, 1993.

Franklin Resources, Inc.
Schedule II. Consolidated Amounts Receivable From Employees for the years ended September 30, 1991, 1992, and 1993


 Name of    Fisc-  Balance  Addi-     Amounts   Amo  Current     Not
 Debtor     al     at begin-tions     Collect-  u-               Current
            Year   ning of            ed        nts
            Ended  period                       Wri
            Sept                                t-
            30                                  ten
                                                off


 J. Paul    1992         $0  $293,164       $0    $0   $315,718        $0
 Lewis                        $22,554
 (1)(2)(3)  1993   $315,718   $23,453       $0    $0   $339,171        $0


 Harmon E.
 Burns (4)  1991   $380,000        $0 $380,000    $0         $0        $0
 Charles
 E.         1991   $110,901    $7,316       $0    $0    $28,884   $89,333
 Johnson    1992   $118,217    $7,316       $0    $0    $36,200   $89,333
 (4)        1993   $125,533    $7,316       $0    $0    $43,516   $89,333
 Mark
 Mobius
 (5)(8)     1993   $100,000        $0       $0    $0   $100,000        $0
 Mark
 Holowes-
 ko (5)(8)  1993   $100,000        $0       $0    $0   $100,000        $0
 Dan
 Jacobs
 (5)(8)     1993   $100,000        $0       $0    $0   $100,000        $0
 Gary
 Motyl
 (5)(8)     1993   $100,000                 $0    $0   $100,000        $0
 Martin L.
 Flanagan   1993   $100,000        $0       $0    $0   $100,000        $0
 (5)(7)(8)  1993   $550,228        $0  $18,712    $0         $0  $531,576

 Jerry
 Ledzinski
 (6)(8)     1993   $500,000        $0       $0    $0         $0  $500,000

 Thomas L.
 Hans-
 berger
 (7) (8)    1993   $690,605        $0 $690,605    $0         $0        $0

 Footnotes

1    On October 15, 1991, the Company loaned J. Paul Lewis
("Lewis"), an employee and shareholder of Franklin Asset Management
Systems ("FAMS"), an 86% owned subsidiary of the Company, $293,164
(the "Loan") at a variable interest rate based upon the Bank of
America "prime rate."  The Loan was due and payable on April 15,
1992 and was collateralized by shares of the stock of FAMS owned by
Lewis.  No payments of principal or interest have been made on the
Loan.  On February 24, 1992, Lewis filed a voluntary petition for relief under Chapter 7 of the Bankruptcy Code.

2    The $22,554 and $23,453 represents accrued but unpaid interest due on the Loan as of September 30, 1992 and September 30, 1993,
respectively.

3    The Company and the Trustee in Bankruptcy have entered into negotiations to cancel the full indebtedness under the Loan in exchange for the transfer of the shares of FAMS owned by Lewis to the Company and the payment by the Company of $6,000 to the
bankruptcy estate.  Such settlement is subject to the approval of the Bankruptcy Court.

4    Pursuant to a Company policy to make loans for the exercise of employee stock options, a loan in the amount of $380,000 was made to Harmon E. Burns, Executive Vice-President of the Company in
March 1990.  Such loan was paid in full before maturity in February
1991.  Under the same policy, a loan was made to Charles E.
Johnson, Vice-President of the Company, for $89,333 in October,
1987, with accrued interest additions.

5    The Company has made loans to various officers with principal being canceled if employed after one year  from the issuance of such loan.


6    Variable demand note. Interest is at 6% and was paid  during the year.

7    Represents a secured 20-year mortgage loan bearing interest at the rate of 5.98% on Mr. Flanagan's  and a 10 year secured mortgage loan on Mr. Hansberger's then principle residences in Nassau,
Bahamas made by a predecessor company and acquired by the Company in connection with the Templeton acquisition.

8    Beginning balances for Messrs. Jacobs, Mobius, Holowesko,
Motyl, Flanagan , Hansberger and Ledzinski for periods prior to the current fiscal year which relate to pre-acquisition transactions are included in the table under additions for the year ended
September 30, 1993.

Franklin Resources, Inc.

Schedule X. Consolidated Supplementary Profit And Loss Information for the years ended September 30, 1991, 1992 and 1993


                         Charged to Cost and Expenses

    Column A                  Column B

                        1991    1992      1993
Taxes, other than
income taxes            $ 5,018   $ 6,100    $9,368
Advertising             $24,017   $26,533   $38,272


Maintenance and repairs, depreciation and amortization of furniture and equipment, and royalties were either not present or were immaterial in amount. Information related to rental income is shown in Note 7 to the financial statements.


ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        - NONE


                              PART III

Items 10-13 are incorporated by reference to the Company's definitive proxy soliciting material to be used in connection with the annual meeting of shareholders to be held on January 19, 1994.


                              PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8K

(a)(1)Please see the index in Item 8 for a list of the financial statements filed as part of this report.

   (2)Please see the index in Item 8 for a list of the financial statement schedules filed as part of this report.


   (3) The following exhibits are filed as part of this report:


             3(i)   Registrant's Articles of Incorporation are
          incorporated by reference to Form 10 (File No. 06952)

             3(ii)   Registrant's By-Laws are incorporated by
          reference to Form 10 (File No. 06952)

          10.1 Representative Distribution Plan between Templeton
          Growth Fund, Inc. and Franklin/ Templeton Investor
          Services, Inc.

          10.2 Representative Business Management Agreement between Templeton Growth Fund, Inc. and Templeton Global
          Investors, Inc.

          10.3 Representative Transfer Agent Agreement between
          Templeton Growth Fund, Inc. and Franklin/Templeton
          Investor Services, Inc.

          10.4 Representative Distribution Agreement between
          Templeton Growth Fund, Inc. and Franklin/ Templeton
          Distributors, Inc.

          10.5 Representative Investment Management Agreement between Templeton Growth Fund, Inc. and Templeton,
          Galbraith and Hansberger Ltd.

          10.6 Representative Management Agreement between Advisers and the Franklin Group of Funds incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10K for the fiscal year ended September 30, 1992 (the "1992 Annual Report")

          10.7 Representative Distribution Agreement between
          Distributors and the Franklin Group of Funds incorporated by reference to Exhibit 10.2 to the 1992 Annual Report

          10.8 Representative Distribution 12b-1 Plan between
          Distributors and the Franklin Group of Funds incorporated by reference to Exhibit 10.3 to the 1992 Annual Report

          10.9 Representative Shareholder Services Agreement between FTIS and the Franklin Group of Funds incorporated by reference to Exhibit 10.4 to the 1992 Annual Report

          10.10     Representative Amendment to Shareholder
          Services  Agreement between FTIS and the Franklin Group
          of   Funds incorporated by reference to Exhibit 10.5 to
          the 1992 Annual Report


                 18       Letter re: Change in Accounting
Principles

                         21     List of Subsidiaries

                 23       Consent of Independent Accountant

                 99 (i)   Report on internal accounting control of
transfer                         agent from Coopers &  Lybrand

                 99(ii)   Report on internal accounting control of
transfer                         agent from McGladrey & Pullen

(b)            No reports on Form 8-K were filed for the quarter ended 9/30/93

(c)              See Item. 14(a)(3) above.

(d)              No separate financial statements are required;
schedules are included in        Item 8.





Exhibit 10.1

                       DISTRIBUTION PLAN

     WHEREAS, Templeton Growth Fund, Inc. (the "Fund") is registered as an open-end diversified management investment company under the Investment Company Act of 1940 (the "1940 Act"); and

     WHEREAS, the Fund and Franklin/Templeton Distributors, Inc. (the "Selling Company"), a wholly owned subsidiary of Franklin Resources, Inc. and a broker-dealer registered under the Securities Exchange Act of 1934, have entered into an Underwriting Agreement pursuant to which the Selling Company will act as principal underwriter of Shares of the Fund for sale to the public; and

     WHEREAS, the Board of Directors of the Fund has determined to adopt this Distribution Plan (the "Plan"), in accordance with the requirements of the 1940 Act and has determined that there is a reasonable likelihood that the Plan will benefit the Fund and its Shareholders.

     NOW THEREFORE, the Fund hereby adopts the Plan on the following terms and conditions:

     1. The Fund will reimburse the Selling Company for costs and expenses incurred in connection with the distribution and marketing of Shares of the Fund. Such distribution costs and expenses may include: (a) payments to broker-dealers who provide certain services of value to the Fund's Shareholders (sometimes referred to as a "trail fee"); (b) reimbursement of expenses relating to selling and servicing efforts or of organizing and conducting sales seminars; (c) payments to employees or agents of the Selling Company who engage in or support distribution of Shares; (d) payment of the costs of preparing, printing and distributing prospectuses and reports to prospective investors and of printing and advertising expenses; (e) payment of dealer commissions and wholesaler compensation in connection with sales of Fund Shares exceeding $1 million (on which the Fund imposes no initial sales charge) and interest or carrying charges in connection therewith; and (f) such other similar services as the Fund's Board of Directors determines to be reasonably calculated to result in the sale of Shares.

     The Selling Company will be reimbursed for such costs, expenses or payments on a monthly basis, subject to a limit of 0.25% per annum of the Fund's average daily net assets. Payments made out of or charged against the assets of the Fund must be in reimbursement for costs and expenses in connection with any activity which is primarily intended to result in the sale of Fund Shares. The costs and expenses not reimbursed in any one given month (including costs and expenses not reimbursed because they exceeded the limit of 0.25% per annum of the Fund's average daily net assets) may be reimbursed in subsequent months or years.

     2. The Plan shall not take effect with respect to the Fund until it has been approved by a vote of at least a majority (as defined in the 1940 Act) of the outstanding voting Shares of the Fund. With respect to the submission of the Plan for such a vote, it shall have been effectively approved with respect to the Fund if a majority of the outstanding voting Shares of the Fund votes for approval of the Plan.

     3. The Plan shall not take effect until it has been approved, together with any related agreements and supplements, by votes of a majority of both (a) the Board of Directors of the Fund, and (b) those Directors of the Fund who are not "interested persons" (as defined in the 1940 Act) and have no direct or indirect financial interest in the operation of the Plan or any agreements related to it (the "Plan Directors"), cast in person at a meeting (or meetings) called for the purpose of voting on the Plan and such related agreements.

     4. The Plan shall continue in effect so long as such continuance is specifically approved at least annually in the manner provided for approval of the Plan in paragraph 3.

     5. Any person authorized to direct the disposition of monies paid or payable by the Fund pursuant to the Plan or any related agreement shall provide to the Fund's Board of Directors, and the Board shall review, at least quarterly, a written report of the amounts so expended and the purposes for which such expenditures were made.

     6. Any agreement related to the Plan shall be in writing and shall provide: (a) that such agreement may be terminated at any time as to the Fund, without payment of any penalty, by vote of a majority of the Plan Directors or by vote of a majority of the outstanding voting Shares of the Fund, on not more than 60 days' written notice to any other party to the agreement; and (b) that such agreement shall terminate automatically in the event of its assignment.

     7. The Plan may be terminated at any time with respect to the Fund, without payment of any penalty, by vote of a majority of the Plan Directors, or by vote of a majority of the outstanding voting Shares of the Fund.

     8. The Plan may be amended at any time with respect to the Fund by the Fund's Board of Directors, provided that (a) any amendment to increase materially the costs which the Fund may bear for distribution pursuant to the Plan shall be effective only upon approval by a vote of a majority of the outstanding voting Shares of the Fund, and (b) any material amendments of the terms of the Plan shall become effective only upon approval as provided in paragraph 3 hereof.

     9. While the Plan is in effect, the selection and nomination of Directors who are not "interested persons" (as defined in the 1940 Act) of the Fund shall be committed to the discretion of the Directors who are not interested persons.

     10. The Fund shall preserve copies of the Plan, any related agreement and any report made pursuant to paragraph 5 hereof, for a period of not less than six years from the date of the Plan, such agreement or report, as the case may be, the first two years of which shall be in an easily accessible place.

     IN WITNESS WHEREOF, the Fund has executed this Distribution
Plan on this 1st day of June, 1993.
                              TEMPLETON GROWTH FUND, INC.
ATTEST:
                              By:
          Thomas M. Mistele
            Secretary                        Harold F. McElraft
                                   Vice President


                          Exhibit 10.2
             BUSINESS MANAGEMENT AGREEMENT BETWEEN
                TEMPLETON GROWTH FUND, INC. AND
                TEMPLETON GLOBAL INVESTORS, INC.

          AGREEMENT dated as of April 1, 1993, between Templeton
Growth Fund, Inc., a Maryland corporation which is a registered open-end investment company (the "Fund") and Templeton Global
Investors, Inc. ("TGII").

          In consideration of the mutual promises herein made, the parties hereby agree as follows:

          (1) TGII agrees, during the life of this Agreement, to be responsible for:

                    (a) providing office space, telephone, office equipment and supplies for the Fund;

                    (b) paying compensation of the Fund's officers for services rendered as such;

                    (c)  authorizing expenditures and approving
               bills for payment on behalf of the Fund;

                    (d)  supervising preparation of annual and
               semiannual reports to Shareholders, notices of dividends, capital gains distributions and tax credits, and attending to routine correspondence and other communications with individual Shareholders;

                    (e)  daily pricing of the Fund's investment
               portfolio and preparing and supervising publication of daily quotations of the bid and asked prices of the Fund's Shares, earnings reports and other financial data;

                    (f)  monitoring relationships with
               organizations serving the Fund, including custodians, transfer agents and printers;

                    (g) providing trading desk facilities for the Fund;

                    (h)  supervising compliance by the Fund with
               recordkeeping requirements under the Investment Company Act of 1940 (the "1940 Act") and the rules and regulations thereunder, with state regulatory requirements, maintenance of books and records for the Fund (other than those maintained by the custodian and transfer agent), preparing and filing of tax reports other than the Fund's income tax returns;

                    (i)  monitoring the qualifications of tax
               deferred retirement plans for the Fund; and

                    (j)  providing executive, clerical and
               secretarial personnel needed to carry out the above responsibilities.

          (2) The Fund agrees, during the life of this Agreement, to pay to TGII as compensation for the foregoing a monthly fee equal on an annual basis to 0.15% of the first $200 million of the aggregate average daily net assets of the Fund during the month preceding each payment, reduced as follows: on such net assets in excess of $200 million up to $700 million, a monthly fee equal on an annual basis to 0.135%; on such net assets in excess of $700 million up to $1.2 billion, a monthly fee equal on an annual basis to 0.1%; and on such net assets in excess of $1.2 billion, a monthly fee equal on an annual basis to 0.075%.

          (3) This Agreement shall remain in full force and effect through December 31, 1993 and thereafter from year to year to the extent continuance is approved annually by the Board of Directors of the Fund.

          (4) This Agreement may be terminated by the Fund at any time on sixty (60) days' written notice without payment of penalty, provided that such termination by the Fund shall be directed or approved by the vote of a majority of the Directors of the Fund in office at the time or by the vote of a majority of the outstanding voting securities of the Fund (as defined by the 1940 Act); and shall automatically and immediately terminate in the event of its assignment (as defined by the 1940 Act).

          (5) In the absence of willful misfeasance, bad faith or gross negligence on the part of TGII, or of reckless disregard of its duties and obligations hereunder, TGII shall not be subject to liability for any act or omission in the course of, or connected with, rendering services hereunder.

          IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed by their duly authorized officers and their respective corporate seals to be hereunto duly affixed and attested.

                              TEMPLETON GROWTH FUND, INC.

                              By:
                                  Harold F. McElraft
                                  Vice President
ATTEST:

                         Thomas M. Mistele
Secretary
                              TEMPLETON GLOBAL INVESTORS, INC.

                              By:
     ATTEST:

     Gregory E. McGowan
Secretary







November 2, 1989



Exhibit 10.3


              TRANSFER AGENT AGREEMENT BETWEEN
              TEMPLETON GROWTH FUND, INC. AND
         FRANKLIN/TEMPLETON INVESTOR SERVICES, INC.


     AGREEMENT dated as of September 1, 1993 between TEMPLETON GROWTH FUND, INC., a registered open-end investment company with offices at 700 Central Avenue, St. Petersburg, Florida 33701 (the "Fund") and FRANKLIN/TEMPLETON INVESTOR SERVICES, INC., a registered transfer agent with offices at 700 Central Avenue, St. Petersburg, Florida 33701 ("FTIS").

                    W I T N E S S E T H:

     That for and in consideration of the mutual promises hereinafter set forth, the Fund and FTIS agree as follows:

     1. Definitions. Whenever used in this Agreement, the following words and phrases, unless the context otherwise requires, shall have the following meanings:

          (a) "Articles of Incorporation" shall mean the Articles of Incorporation of the Fund as the same may be amended from time to time;

          (b) "Authorized Person" shall be deemed to include any person, whether or not such person is an officer or employee of the Fund, duly authorized to give Oral Instructions or Written
Instructions on behalf of the Fund as indicated in a certificate furnished to FTIS pursuant to Section 4(c) hereof as may be received by FTIS from time to time;

          (c) "Custodian" refers to the custodian and any sub-custodian of all securities and other property which the Fund may from time to time deposit, or cause to be deposited or held under the name or account of such custodian pursuant to the Custody Agreement;

          (d) "Oral Instructions" shall mean instructions, other than written instructions, actually received by FTIS from a person reasonably believed by FTIS to be an Authorized Person;

          (e) "Shares" refers to shares of common stock, par value $.20 per share, of the Fund; and

          (f) "Written Instructions" shall mean a written communication signed by a person reasonably believed by FTIS to be an Authorized Person and actually received by FTIS.

     2. Appointment of FTIS . The Fund hereby appoints and constitutes FTIS as transfer agent for Shares of the Fund and as shareholder servicing agent for the Fund, and FTIS accepts such appointment and agrees to perform the duties hereinafter set forth.

     3.   Compensation.

          (a) The Fund will compensate or cause FTIS to be compensated for the performance of its obligations hereunder in accordance with the fees set forth in the written schedule of fees annexed hereto as Schedule A and incorporated herein. Schedule A does not include out-of-pocket disbursements of FTIS for which FTIS shall be entitled to bill the Fund separately. FTIS will bill the Fund as soon as practicable after the end of each calendar month, and said billings will be detailed in accordance with Schedule A. The Fund will promptly pay to FTIS the amount of such billing.

          Out-of-pocket disbursements shall include, but shall not be limited to, the items specified in the written schedule of out-of-pocket expenses annexed hereto as Schedule B and incorporated herein. Schedule B may be modified by FTIS upon not less than 30 days' prior written notice to the Fund. Unspecified out-of-pocket expenses shall be limited to those out-of-pocket expenses reasonably incurred by FTIS in the performance of its obligations hereunder. Reimbursement by the Fund for expenses incurred by FTIS in any month shall be made as soon as practicable after the receipt of an itemized bill from FTIS.

          (b) Any compensation agreed to hereunder may be adjusted from time to time by attaching to Schedule A of this Agreement a revised Fee Schedule.

     4. Documents. In connection with the appointment of FTIS, the Fund shall, on or before the date this Agreement goes into effect, but in any case, within a reasonable period of time for FTIS to prepare to perform its duties hereunder, deliver or cause to be delivered to FTIS the following documents:

          (a) If applicable, a specimen of the certificate for Shares of the Fund;

          (b) All account application forms and other documents relating to Shareholder accounts or to any plan, program or service offered by the Fund;

          (c) A certificate identifying the Authorized Persons and specimen signatures of Authorized Persons who will sign Written
Instructions; and

          (d) All documents and papers necessary under the laws of Florida, under the Fund's Articles of Incorporation, and as may be required for the due performance of FTIS's duties under this Agreement or for the due performance of additional duties as may from time to time be agreed upon between the Fund and FTIS.

     5. Distributions Payable in Shares. In the event that the Board of Directors of the Fund shall declare a distribution payable in Shares, the Fund shall deliver or cause to be delivered to FTIS written notice of such declaration signed on behalf of the Fund by an officer thereof, upon which FTIS shall be entitled to rely for all purposes, certifying (i) the number of Shares involved, and
(ii) that all appropriate action has been taken.

     6. Duties of the Transfer Agent. FTIS shall be responsible for administering and/or performing transfer agent functions; for acting as service agent in connection with dividend and distribution functions; and for performing shareholder account and administrative agent functions in connection with the issuance, transfer and redemption or repurchase (including coordination with the Custodian) of Shares. The operating standards and procedures to be followed shall be determined from time to time by agreement between the Fund and FTIS. Without limiting the generality of the foregoing, FTIS agrees to perform the specific duties listed on Schedule C.

     7. Recordkeeping and Other Information. FTIS shall create and maintain all necessary records in accordance with all applicable laws, rules and regulations.

     8. Other Duties. In addition, FTIS shall perform such other duties and functions, and shall be paid such amounts therefor, as may from time to time be agreed upon in writing between the Fund and FTIS. Such other duties and functions shall be reflected in a written amendment to Schedule C, and the compensation for such other duties and functions shall be reflected in a written amendment to Schedule A.


     9.   Reliance by Transfer Agent; Instructions.

          (a) FTIS will be protected in acting upon Written or Oral Instructions reasonably believed to have been executed or orally communicated by an Authorized Person and will not be held to have any notice of any change of authority of any person until receipt of a Written Instruction thereof from an officer of the Fund. FTIS will also be protected in processing Share certificates which it reasonably believes to bear the proper manual or facsimile signatures of the officers of the Fund and the proper countersignature of FTIS.

          (b) At any time FTIS may apply to any Authorized Person of the Fund for Written Instructions and may seek advice at the Fund's expense from legal counsel for the Fund or from its own legal counsel, with respect to any matter arising in connection with this Agreement, and it shall not be liable for any action taken or not taken or suffered by it in good faith in accordance with such Written Instructions or in accordance with the opinion of counsel for the Fund or for FTIS. Written Instructions requested by FTIS will be provided by the Fund within a reasonable period of time. In addition, FTIS, or its officers, agents or employees, shall accept Oral Instructions or Written Instructions given to them by any person representing or acting on behalf of the Fund only if said representative is known by FTIS, or its officers, agents or employees, to be an Authorized Person.

     10. Acts of God, etc. FTIS will not be liable or responsible for delays or errors by reason of circumstances beyond its control, including acts of civil or military authority, national emergencies, labor difficulties, fire, mechanical breakdown beyond its control, flood or catastrophe, acts of God, insurrection, war, riots or failure beyond its control of transportation, communication or power supply.


     11. Duty of Care and Indemnification. The Fund will indemnify FTIS against and hold it harmless from any and all losses, claims, damages, liabilities or expenses (including reasonable counsel fees and expenses) resulting from any claim, demand, action or suit not resulting from willful misfeasance, bad faith or gross negligence on the part of FTIS, and arising out of, or in connection with, its duties hereunder. In addition, the Fund will indemnify FTIS against and hold it harmless from any and all losses, claims, damages, liabilities or expenses (including
reasonable         counsel fees and expenses) resulting from any
claim, demand, action or suit as a result of: (i) any action taken in accordance with Written or Oral Instructions, or any other instructions or Share certificates reasonably believed by FTIS to be genuine and to be signed, countersigned or executed, or orally communicated by an Authorized Person; (ii) any action taken in accordance with written or oral advice reasonably believed by FTIS to have been given by counsel for the Fund or by its own counsel;
(iii) any action taken as a result of any error or omission in any record (including but not limited to magnetic tapes, computer printouts, hard copies and microfilm copies) delivered, or caused to be delivered by the Fund to FTIS in connection with this Agreement; or (iv) any action taken in accordance with oral instructions given under the Telephone Exchange and Redemption Privileges, as described in the Fund's current prospectus, when believed by FTIS to be genuine.

     In any case in which the Fund may be asked to indemnify or hold FTIS harmless, the Fund shall be advised of all pertinent facts concerning the situation in question and FTIS will use reasonable care to identify and notify the Fund promptly concerning any situation which presents or appears likely to present a claim for indemnification against the Fund. The Fund shall have the option to defend FTIS against any claim which may be the subject of this indemnification, and, in the event that the Fund so elects, such defense shall be conducted by counsel chosen by the Fund and satisfactory to FTIS, and thereupon the Fund shall take over complete defense of the claim and FTIS shall sustain no further legal or other expenses in such situation for which it seeks indemnification under this Section 11. FTIS will not confess any claim or make any compromise in any case in which the Fund will be asked to provide indemnification, except with the Fund's prior written consent. The obligations of the parties hereto under this Section shall survive the termination of this Agreement.



     12.  Term and Termination.

          (a) This Agreement shall be effective as of the date first written above and shall continue through December 31, 1993 and thereafter shall continue automatically for successive annual periods ending on December 31 of each year, provided such continuance is specifically approved at least annually by (i) the Fund's Board of Directors or (ii) a vote of a "majority" (as defined in the Investment Company
Act of 1940 (the "1940 Act")) of the Fund's outstanding voting securities, provided that in either event the continuance is also approved by a majority of the Board of Directors who are not "interested persons" (as defined in the 1940 Act) of any party to this Agreement, by vote cast in person at a meeting called for the purpose of voting such approval;

          (b) Either party hereto may terminate this Agreement by giving to the other party a notice in writing specifying the date of such termination, which shall be not less than 60 days after the date of receipt of such notice. In the event such notice is given by the Fund, it shall be accompanied by a resolution of the Board of Directors of the Fund, certified by the Secretary of the Fund, designating a successor transfer agent or transfer agents. Upon such termination and at the expense of the Fund, FTIS will deliver to such successor a certified list of shareholders of the Fund (with names and addresses), an historical record of the account of each Shareholder and the status thereof, and all other relevant books, records, correspondence, and other data established or maintained by FTIS under this Agreement in a form reasonably acceptable to the Fund, and will cooperate in the transfer of such duties and responsibilities, including provisions for assistance from 's FTIS's personnel in the establishment of books, records and other data by such successor or successors.

     13. Amendment. This Agreement may not be amended or modified in any manner except by a written agreement executed by both parties.

     14. Subcontracting. The Fund agrees that FTIS may, in its discretion, subcontract for certain of the services described under this Agreement or the Schedules hereto; provided that the appointment of any such agent shall not relieve FTIS of its responsibilities hereunder.



     15.  Miscellaneous.

          (a) Any notice or other instrument authorized or required by this Agreement to be given in writing to the Fund or FTIS shall be sufficiently given if addressed to that party and received by it at its office set forth below or at such other place as it may from time to time designate in writing.

               To the Fund:

               Templeton Growth Fund, Inc.
               700 Central Avenue
               St. Petersburg, Florida  33701

                To FTIS:

                Franklin/Templeton Investor Services, Inc.
700 Central Avenue
                St. Petersburg, Florida  33701

          (b) This Agreement shall extend to and shall be binding upon the parties hereto, and their respective successors and assigns; provided, however, that this Agreement shall not be assignable without the written consent of the other party.

          (c) This Agreement shall be construed in accordance with the laws of the State of California.

          (d) This Agreement may be executed in any number of counterparts, each of which shall be deemed to be an original; but such counterparts shall, together, constitute only one instrument.

          (e) The captions of this Agreement are included for convenience of reference only and in no way define or delimit any of the provisions hereof or otherwise affect their construction or effect.
     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their respective corporate officers thereunder duly authorized as of the day and year first above written.



                              TEMPLETON GROWTH FUND, INC.

ATTEST


                              BY:
Thomas M. Mistele                  Harold F. McElraft
Secretary                          Vice President





FRANKLIN/TEMPLETON INVESTOR SERVICES,
                              INC.
ATTEST


                              BY:
Thomas M. Mistele                  Harold F. McElraft
Secretary                          Vice President

For Schedule A - I pulled the sheet from our Contracts Binders - it appeared to be a more current version and had the correct CPI rates.
                         Schedule A

FEES
Shareholder account              $13.03, adjusted as of
maintenance (per annum,          February 1 of each year to
pro rated payable monthly)       reflect changes in the
                                 Department of Labor Consumer
                                 Price Index.

Cash withdrawal program          No charge to the Company.

Retirement plans                 No charge to the Company
                                 ($10.00 annual maintenance
                                 charge is applied against
                                 each Plan account).

Wire orders of redemptions       No charge to the Company
or express mailing of            ($15.00 fee is deducted for
redemption proceeds              each wire order; $10.00 is
                                 deducted for each express
                                 mailing).

                         Schedule B


OUT-OF-POCKET EXPENSES

     The Fund shall reimburse FTIS monthly for the following out-of-pocket expenses:

     o    postage and mailing
     o    forms
     o    outgoing wire charges
     o    telephone
     o    Federal Reserve charges for check clearance
     o    if applicable, magnetic tape and freight
     o    retention of records
     o    microfilm/microfiche
     o    stationary
     o    insurance
          o if applicable, terminals, transmitting lines and any expenses incurred in connection with such terminals and lines
          o all other miscellaneous expenses reasonably incurred by FTIS

     The Fund agrees that postage and mailing expenses will be paid on the day of or prior to mailing as agreed with FTIS. In addition, the Fund will promptly reimburse FTIS for any other expenses incurred by FTIS as to which the Fund and FTIS mutually agree that such expenses are not otherwise properly borne by FTIS as part of its duties and obligations under the Agreement.



                         Schedule C

DUTIES

AS TRANSFER AGENT FOR INVESTORS IN THE FUND, FTIS WILL:

          o Record in its transfer record, countersign as transfer agent, and deliver certificates signed manually or by facsimile, by the President or a Vice-President and by the Secretary or the Assistant Secretary of the Fund, in such names and for such number of authorized but hitherto unissued Shares of the Fund as to which FTIS shall receive instructions; and

          o Transfer on its records from time to time, when presented to it for that purpose, certificates of said Shares, whether now outstanding or hereafter issued, when countersigned by a duly authorized transfer agent, and upon the cancellation of the old certificates, record and countersign new certificates for a corresponding aggregate number of Shares and deliver said new certificates.

AS SHAREHOLDER SERVICE AGENT FOR INVESTORS IN THE FUND, FTIS  WILL:

          o Receive from the Fund, from the Fund's Principal Underwriter or from a Shareholder, on a form acceptable to FTIS, information necessary to record sales and redemptions and to generate sale and/or redemption confirmations;

          o Mail sale and/or redemption confirmations using standard forms;

          o Accept and process cash payments from investors, clear checks which represent payments for the purchase of Shares;

          o Requisition Shares in accordance with instructions of the Principal Underwriter of the Shares of the Fund;

          o Produce periodic reports reflecting the accounts receivable and the paid pending (free stock) items;

          o    Open, maintain and close Shareholder accounts;

          o Establish registration of ownership of Shares in accordance with generally accepted form;

               o Maintain monthly records of (i) issued Shares and (ii) number of Shareholders and their aggregate Shareholdings classified according to their residence in each State of the United States or foreign country;

          o Accept and process telephone exchanges and redemptions for Shares in accordance with the Fund's
          Telephone Exchange and Redemption Privileges as described in the Fund's current prospectus.

          o Maintain and safeguard records for each Shareholder showing name(s), address, number of any certificates issued, and number of Shares registered in such name(s), together with continuous proof of the outstanding Shares, and dealer identification, and reflecting all current changes. On request, provide information as to an investor's qualification for Cumulative Quantity Discount. Provide all accounts with year-to-date and year-end historical confirmation statements;

          o Provide on request a duplicate set of records for file maintenance in the Fund's office in St. Petersburg, Florida;

          o Out of money received in payment for Share sales, pay to the Fund's Custodian Account with the Custodian, the net asset value per Share and pay to the Principal
          Underwriter its commission;

          o Redeem Shares and prepare and mail (or wire) liquidation proceeds;

          o Pass upon the adequacy of documents submitted by a Shareholder or his legal representative to substantiate the transfer of ownership of Shares from the registered owner to transferees;

          o From time to time, make transfers upon the books of the Fund in accordance with properly executed transfer instructions furnished to FTIS and make transfers of certificates for such Shares as may be surrendered for transfer properly endorsed, and countersign new certificates issued in lieu thereof;
          o Upon receipt of proper documentation, place stop transfers, obtain necessary insurance forms, and reissue replacement certificates against lost, stolen or destroyed Share certificates;

          o Check surrendered certificates for stop transfer restrictions. Although FTIS cannot insure the genuineness of certificates surrendered for cancellation, it will employ all due reasonable care in deciding the genuineness of such certificates and the guarantor of the signature(s) thereon;

          o Cancel surrendered certificates and record and countersign new certificates;

          o    Certify outstanding Shares to auditors;

          o In connection with any meeting of Shareholders, upon receiving appropriate detailed instructions and written materials prepared by the Fund and proxy proofs checked by the Fund, print proxy cards; deliver to Shareholders all reports, prospectuses, proxy cards and related proxy materials of suitable design for enclosing; receive and tabulate executed proxies; and furnish a list of Shareholders for the meeting;

          o Answer routine correspondence and telephone inquiries about individual accounts. Prepare monthly reports for correspondence volume and correspondence data necessary for the Fund's Semi-Annual Report on Form N-
          SAR;

          o Prepare and mail dealer commission statements and checks;

          o Maintain and furnish the Fund and its Shareholders with such information as the Fund may reasonably request for the purpose of compliance by the Fund with the applicable tax and securities laws of applicable jurisdictions;

          o Mail confirmations of transactions to investors and dealers in a timely fashion;


          o Pay or reinvest income dividends and/or capital gains distributions to Shareholders of record, in accordance with the Fund's and/or Shareholder's instructions, provided that:

                              (a)  The Fund shall notify FTIS in
                    writing promptly upon declaration of any such dividend and/or distribution, and in any event at least forty-eight (48) hours before the record date;

                              (b)  Such notification shall include
                    the declaration date, the record date, the payable date, the rate, and, if applicable, the reinvestment date and the reinvestment price to be used; and

                              (c)  Prior to the payable date, the
                    Fund shall furnish FTIS with sufficient fully and finally collected funds to make such distribution;

          o Prepare and file annual United States information returns of dividends and capital gains distributions (Form 1099) and mail payee copies to Shareholders; report and pay United States income taxes withheld from distributions made to nonresidents of the United States, and prepare and mail to Shareholders the notice required by the U.S. Internal Revenue Code as to realized capital gains distributed and/or retained, and their proportionate share of any foreign taxes paid by the Fund;

          o    Prepare transfer journals;

          o    Set up wire order trades on file;

          o Receive payment for trades and update the trade file;

          o    Produce delinquency and other trade file reports;

          o Provide dealer commission statements and payments thereof for the Principal Underwriter;

          o Sort and print shareholder information by state, social code, price break, etc.; and

          o    Mail promptly the Statement of Additional
          Information of the Fund to each Shareholder who requests it, at no cost to the Shareholder.

     In connection with the Fund's Cash Withdrawal Program, FTIS will:

          o Make payment of amounts withdrawn periodically by the Shareholder pursuant to the Program by redeeming
          Shares, and confirm such redemptions to the Shareholder;
          and

          o Provide confirmations of all redemptions, reinvestment of dividends and distributions, and any additional investments in the Program, including a summary confirmation at the year-end.

     In connection with Tax Deferred Retirement Plans involving the Fund, FTIS will:

          o Receive and process applications, accept contributions, record Shares issued and dividends reinvested;

          o    Make distributions when properly requested; and

          o Furnish reports to regulatory authorities as required.


                          Exhibit 10.4

                  TEMPLETON GROWTH FUND, INC.
                       700 Central Avenue
               St. Petersburg, Florida 33701-3628



Franklin/Templeton Distributors, Inc.
700 Central Avenue
St. Petersburg, Florida 33701-3628

Re:  Distribution Agreement

Gentlemen:

We are a Maryland corporation operating as an open-end management investment company. As such, our company, Templeton Growth Fund, Inc. (referred to herein as the "Fund") is registered under the Investment Company Act of 1940, (the "1940 Act"), and its shares are registered under the Securities Act of 1933 (the "1933 Act"). We desire to begin issuing our authorized but unissued shares of common stock (the "Shares") to authorized persons in accordance with applicable Federal and State securities laws.

You have informed us that your company is registered as a broker-dealer under the provisions of the Securities Exchange Act of 1934 and that your company is a member of the National Association of Securities Dealers, Inc. You have indicated your desire to act as the exclusive selling agent and distributor for the Shares. We have been authorized to execute and deliver this Agreement to you by a resolution of our Board of Directors passed at a meeting at which a majority of our Directors, including a majority who are not otherwise interested persons of the Fund and who are not interested persons of our investment adviser, its related organizations or with you or your related organizations, were present and voted in favor of the said resolution approving this Agreement.

     1. Appointment of Underwriter. Upon the execution of this Agreement and in consideration of the agreements on your part herein expressed and upon the terms and conditions set forth herein, we hereby appoint you as the exclusive sales agent for our Shares (except for sales made directly by the Fund without sales charge) and agree that we will deliver such Shares as you may sell. You agree to use your best efforts to promote the sale of Shares, but are not obligated to sell any specific number of Shares.


     2. Independent Contractor. You will undertake and discharge your obligations hereunder as an independent contractor and shall have no authority or power to obligate or bind us by your actions, conduct or contracts except that you are authorized to accept orders for the purchase or repurchase of Shares as our agent. You may appoint sub-agents or distribute through dealers or otherwise as you may determine from time to time, but this Agreement shall not be construed as authorizing any dealer or other person to accept orders for sale or repurchase on our behalf or otherwise act as our agent for any purpose. You may allow such sub-agents or dealers such commissions or discounts not exceeding the total sales commission as you shall deem advisable so long as any such commissions or discounts are set forth in our current prospectus to the extent required by the applicable Federal and State securities laws.

     3. Offering Price. The Shares of the Fund shall be offered for sale at a price equivalent to their respective net asset value (as specified in the Fund's prospectus) plus a variable percentage of the public offering price as sales commission. On each business day on which the New York Stock Exchange is open for business, we will furnish you with the net asset value of the Shares which shall be determined in accordance with our then effective prospectus.
All Shares will be sold in the manner set forth in our then effective prospectus.

     4. Sales Commission. You shall be entitled to charge a sales commission on the sale of our Shares in the amount set forth in our then effective prospectus. Such commission (subject to any quantity or other discounts or eliminations of commission as set forth in our then current effective prospectus) shall be an amount mutually agreed upon between us and equal to the difference between the net asset value and the public offering price of our Shares. You may reallow to dealers all or any part of the discount you are allowed.

     5. Terms and Conditions of Sales. Shares of the Fund shall be offered for sale only in those jurisdictions where they have been properly registered or are exempt from registration, and only to those groups of people which the Board of Directors may from time to time determine to be eligible to purchase such shares.

     6. Payment of Shares. At or prior to the time of delivery of any of our Shares you will pay or cause to be paid to our Custodian or its successor, for our account, an amount in cash equal to the net asset value of such Shares. In the event that you pay for Shares sold by you prior to your receipt of payment from purchasers you are authorized to reimburse yourself for the net asset value of such Shares from the offering price of such Shares when received by you.


     7. Purchases for Your Own Account. You shall not purchase our Shares for your own account for purposes of resale to the public, but you may purchase Shares for your own investment account upon your written assurance that the purchase is for investment purposes and that the Shares will not be resold except through redemption by us.

     8.   Sale of Shares at Net Asset Value.  You may sell our
Shares at net asset value in accordance with the terms of the Fund's then current prospectuses.

     9.   Allocation of Expenses.  We will pay the expenses:

                    (a)  Of the preparation of the audited and
               certified financial statements of our company to be included in any Post-Effective Amendments ("Amendments") to our Registration Statement under the 1933 Act or 1940 Act, including the prospectus and statement of additional information included therein;

                    (b) Of the preparation, including legal fees, and of printing all Amendments or supplements filed with the Securities and Exchange Commission, including the copies of the prospectuses included in the Amendments which we send to our existing shareholders other than those necessitated by your (including your "Parent's") activities or Rules and Regulations related to your activities where such Amendments or supplements result in expenses which we would not otherwise have incurred;

                    (c)  Of the preparation, printing and
               distribution of any reports or communications which we send to our existing shareholders; and

                    (d)  Of filing and other fees to Federal and
               State securities regulatory authorities necessary to continue offering our Shares of the Fund as you may require in connection with your duties as underwriter.


You will pay the expenses:

                    (a) Of printing the copies of the prospectuses and any supplements thereto and statement of additional information which are necessary to continue to offer our Shares;

                    (b) Of the preparation, excluding legal fees, and printing of all Amendments and supplements to our prospectuses and statement of additional information if the Amendment or supplement arises from your (including your "Parent's") activities or Rules and Regulations related to your activities and those expenses would not otherwise have been incurred by us;

                    (c) Of printing additional copies, for use by you as sales literature, of reports or other communications which we have prepared for distribution to our existing shareholders; and

                    (d) Incurred by you in advertising, promoting and selling our Shares.

     10. Furnishing of Information. We will furnish to you such information with respect to the Fund and its Shares, in such form and signed by such of our officers as you may reasonably request, and we warrant that the statements therein contained when so signed will be true and correct. We will also furnish you with such information and will take such action as you may reasonably request in order to qualify our Shares for sale to the public under the Blue Sky Laws of jurisdictions in which you may wish to offer them. We will furnish you with annual audited financial statements of our books and accounts certified by independent public accountants, with semi-annual financial statements prepared by us, and, from time to time, with such additional information regarding our financial condition as you may reasonably request.

     11. Conduct of Business. Other than our currently effective prospectus, you will not issue any sales material or statements except literature or advertising which conforms to the requirements of Federal and State securities laws and regulations and which have been filed, where necessary, with the appropriate regulatory authorities. You will furnish us with copies of all such materials prior to their use and no such material shall be published if we shall reasonably and promptly object.

          You shall comply with the applicable Federal and State laws and regulations where our Shares are offered for sale and conduct your affairs with us and with dealers, brokers or investors in accordance with the Rules of Fair Practice of the National Association of Securities Dealers, Inc. and in strict accordance with the applicable provisions of the Articles of Incorporation and By-Laws of the Fund.

          In the absence of willful misfeasance, bad faith or gross negligence on your part, or of reckless disregard of your obligations hereunder, you shall not be subject to liability for any act or omission in the course of, or connected with, rendering services hereunder.

     12. Contingent Deferred Sales Charges. You shall be entitled to receive a contingent deferred sales charge from the proceeds of redemption of Shares of the Fund on such terms and in such amounts as are set forth in the then current prospectus of the Fund. In addition, you may retain any amounts authorized for payment to you under the Fund's Distribution Plan.

     13. Redemption or Repurchase Within Seven Days. If Shares are tendered to us for redemption or repurchase by us within seven business days after your acceptance of the original purchase order for such Shares, you will immediately refund to us the full sales commission (net of allowances to dealers or brokers) allowed to you on the original sale, and will promptly, upon receipt thereof, pay to us any refunds from dealers or brokers of the balance of sales commissions reallowed by you. We shall notify you of such tender for redemption within 10 days of the day on which notice of such tender for redemption is received by us.

     14. Other Activities. Your services pursuant to this Agreement shall not be deemed to be exclusive, and you may render similar services and act as an underwriter, distributor or dealer for other investment companies in the offering of their shares.

     15. Term of Agreement. This Agreement shall become effective on the date of its execution, and shall remain in effect for a period of two (2) years. The Agreement is renewable annually thereafter with respect to the Fund for successive periods not to exceed one year (i) by a vote of a majority of the outstanding voting securities of the Fund or by a vote of the Board of Directors of the Fund, and (ii) by a vote of a majority of the Directors of the Fund who are not parties to the Agreement or interested persons of any parties to the Agreement (other than as Directors of the Fund), cast in person at a meeting called for the purpose of voting on the Agreement.

          This Agreement may at any time be terminated by the Fund without the payment of any penalty, (i) either by vote of the Board of Directors of the Fund or by vote of a majority of the outstanding voting securities of the Fund, on 60 days' written notice to you; or (ii) by you on 60 days' written notice to the Fund; and shall immediately terminate with respect to the Fund in the event of its assignment.

     16. Suspension of Sales. We reserve the right at all times to suspend or limit the public offering of the Shares of the Fund upon two days' written notice to you.
     17. Miscellaneous. This Agreement shall be subject to the laws of the State of California and shall be interpreted and construed to further promote the operation of the Fund as an open-end investment company. As used herein the terms "Net Asset Value", "Offering Price", "Investment Company", "Open-End Investment Company", "Assignment", "Principal Underwriter", "Interested Person", "Parents", "Affiliated Person", and "Majority of the Outstanding Voting Securities" shall have the meanings set forth in the 1933 Act or the 1940 Act and the Rules and Regulations thereunder.


If the foregoing meets with your approval, please acknowledge your acceptance by signing each of the enclosed copies, whereupon this will become a binding agreement as of the date set forth below.

                                             Very truly yours,

                                   TEMPLETON GROWTH FUND, INC


                         By:
Accepted:

FRANKLIN/TEMPLETON DISTRIBUTORS, INC.

By:


DATED: June 1, 1993


                                   Exhibit 10.5

                INVESTMENT MANAGEMENT AGREEMENT


          AGREEMENT made as of the 30th day of October, 1992,

between TEMPLETON GROWTH FUND, INC., a corporation organized under the laws of the State of Maryland (hereinafter referred to as the

"Fund"), and TEMPLETON, GALBRAITH & HANSBERGER LTD. (hereinafter referred to as the "Investment Manager").



          In consideration of the mutual agreements herein made,

the Fund and the Investment Manager understand and agree as

follows:



          (1)  The Investment Manager agrees, during the life of

this Agreement, to furnish the Fund with investment research and advice and continuously to furnish the Fund with an investment program for the assets of the Fund consistent with the provisions of the Articles of Incorporation of the Fund and the investment policies adopted and declared by the Fund's Board of Directors.  It is understood that all acts of the Investment Manager in performing this Agreement are performed by it outside the United States.



          (2)  The Investment Manager is not required to furnish

any personnel, overhead items or facilities for the Fund, including trading desk facilities or daily pricing of the Fund's portfolio.



          (3)  The Investment Manager shall be responsible for

selecting members of securities exchanges, brokers and dealers

(such members, brokers and dealers being hereinafter referred to as

"brokers") for the execution of the Fund's portfolio transactions consistent with the Fund's brokerage policy and, when applicable,

the negotiation of commissions in connection therewith.



          All decisions and placements shall be made in accordance

with the following principles:



                    (A)  Purchase and sale orders will usually be

          placed with brokers which are selected by the Investment

          Manager as able to achieve "best execution" of such

          orders.  "Best execution" shall mean prompt and reliable

          execution at the most favorable securities price, taking

          into account the other provisions hereinafter set forth.

          The determination of what may constitute best execution

          and price in the execution of a securities transaction by

          a broker involves a number of considerations, including,

          without limitation, the overall direct net economic

          result to the Fund (involving both price paid or received

          and any          commissions and other costs paid), the

          efficiency with which the transaction is executed, the

          ability to effect the transaction at all where a large

          block is involved, availability of the broker to stand

          ready to execute possibly difficult transactions in the

          future, and the financial strength and stability of the

          broker.  Such considerations are judgmental and are

          weighed by the Investment Manager in determining the

          overall reasonableness of brokerage commissions.



                    (B)  In selecting brokers for portfolio

          transactions, the Investment Manager shall take into

          account its past experience as to brokers qualified to

          achieve "best execution", including brokers who

          specialize in any foreign securities held by the Fund.



                    (C)  The Investment Manager is authorized to

          allocate brokerage business to brokers who have provided

          brokerage and research services, as such services are

          defined in Section 28(e) of the Securities Exchange Act

          of 1934 (the "1934 Act") for the Fund and/or other

          accounts, if any, for which the Investment Manager

          exercises investment discretion (as defined in Section

          3(a)(35) of the 1934 Act) and, as to transactions for

          which fixed minimum commission rates are not applicable,

          to cause the Fund to pay a commission for effecting a

          securities transaction in excess of the amount another

          broker would have charged for effecting that transaction,

          if the Investment Manager determines in good faith that

          such amount of commission is reasonable in relation to

          the value of the brokerage and research services provided

          by such broker, viewed in terms of either that particular

          transaction or the Investment Manager's overall

          responsibilities with respect to the Fund and the other

          accounts, if any, as to which it exercises investment

          discretion.  In reaching such determination, the

          Investment Manager will not be required to place or

          attempt to place a specific dollar value on the research

          or execution services of a broker or on the portion of

          any commission reflecting either of said services.  In

          demonstrating that such determinations were made in good

          faith, the Investment Manager shall be prepared to show

          that all commissions were allocated and paid for purposes

          contemplated by the Fund's brokerage policy; that the

          research services provide lawful and appropriate

          assistance to the Investment Manager in the performance

          of its investment decision-making responsibilities, and

          that the commissions were within a reasonable range.

          Whether commissions were within a reasonable range shall

          be based on any available information as to the level of

          commission known to be charged by other brokers on

          comparable transactions, but there shall be taken into

          account the Fund's policies that (i) obtaining a low

          commission is deemed secondary to obtaining a favorable

          securities price, since it is recognized that usually it

          is more beneficial to the Fund to obtain a favorable

          price than to pay the lowest commission; and (ii) the

          quality, comprehensiveness, and frequency of research

          studies which are provided for the Investment Manager are

          useful to the Investment Manager in performing its

          advisory services under its Agreement.  Research services

          provided by brokers to the Investment Manager are

          considered to be in addition to, and not in lieu of,

          services required to be performed by the Investment

          Manager under this Agreement.  Research furnished by

          brokers through which the Fund effects securities

          transactions may be used by the Investment Manager for

          any of its accounts, and not all such research may be

          used by the Investment Manager for the Fund.  When

          execution of portfolio transactions is allocated to

          brokers trading on exchanges with fixed brokerage

          commission rates, account may be taken of various

          services provided by the broker.



                    (D)  Purchases and sales of portfolio

          securities within the United States other than on a

          securities exchange shall be executed with primary market

          makers acting as principal, except where, in the judgment

          of the Investment Manager, better prices and execution

          may be obtained on a commission basis or from other

          sources.



                    (E)  Sales of Fund Shares (which shall be

          deemed to include also Shares of other registered

          investment companies which have either the same adviser

          or an investment adviser affiliated with the Fund's

          Investment Manager) by a broker are one factor among

          others to be taken into account in deciding to allocate

          portfolio transactions (including agency transactions,

          principal transactions, purchases in underwritings or

          tenders in response to tender offers) for the account of

          the Fund to that broker; provided that the broker shall

          furnish "best execution," as defined in subparagraph A

          above, and that such allocation shall be within the scope

          of the Fund's policies as stated above; provided further,

          that in every allocation made to a broker in which the

          sale of Fund Shares is taken into account, there shall be

          no increase in the amount of the commissions or other

          compensation paid to such broker beyond a reasonable

          commission or other compensation determined, as set forth

          in subparagraph C above, on the basis of best execution

          alone or best execution plus research services, without

          taking account of or placing any value upon such sale of

          Fund's Shares.



          (4)  The Fund agrees to pay to the Investment Manager as

compensation for such services a monthly fee equal on an annual basis to 0.75% of the first $200,000,000 of the average daily net assets of the Fund during the month preceding each payment, reduced to a fee equal on an annual basis to 0.675% of such average net assets in excess of $200,000,000 up to $1,300,000,000 and further reduced to a fee equal on an annual basis of 0.60% of such net assets in excess of $1,300,000,000.

          Notwithstanding the foregoing, if the total expenses of

the Fund (including the fee to the Investment Manager) in any fiscal year of the Fund exceed any expense limitation imposed by applicable State law, the Investment Manager shall reimburse the

Fund for such excess in the manner and to the extent required by applicable State law.  The term "total expenses," as used in this paragraph, does not include interest, taxes, litigation expenses,

distribution expenses, brokerage commissions or other costs of acquiring or disposing of any of the Fund's portfolio securities or any costs or expenses incurred or arising other than in the

ordinary and necessary course of the Fund's business.  When the accrued amount of such expenses exceeds this limit, the monthly payment of the Investment Manager's fee will be reduced by the amount of such excess, subject to adjustment month by month during the balance of the Fund's fiscal year if accrued expenses

thereafter fall below the limit.



          (5)  This Agreement shall become effective on October 30,

1992 and shall continue in effect until December 31, 1993.  If not sooner terminated, this Agreement shall continue in effect for successive periods of 12 months each thereafter, provided that each such continuance shall be specifically approved annually by the vote of a majority of the Fund's Board of Directors who are not parties to this Agreement or "interested persons" (as defined in

Investment Company Act of 1940 (the "1940 Act")) of any such party,

cast in person at a meeting called for the purpose of voting on such approval and either the vote of (a) a majority of the

outstanding voting securities of the Fund, as defined in the 1940

Act, or (b) a majority of the Fund's Board of Directors as a whole.



          (6)  Notwithstanding the foregoing, this Agreement may be

terminated by either party at any time, without the payment of any penalty, on sixty (60) days' written notice to the other party,

provided that termination by the Fund is approved by vote of a majority of the Fund's Board of Directors in office at the time or by vote of a majority of the outstanding voting securities of the

Fund (as defined by the 1940 Act).



          (7)  This Agreement will terminate automatically and

immediately in the event of its assignment (as defined in the 1940

Act).



          (8)  In the event this Agreement is terminated and the

Investment Manager no longer acts as Investment Manager to the

Fund, the Investment Manager reserves the right to withdraw from the Fund the use of the name "Templeton" or any name misleadingly implying a continuing relationship between the Fund and the

Investment Manager or any of its affiliates.



          (9)  Except as may otherwise be provided by the 1940 Act,

neither the Investment Manager nor its officers, directors,

employees or agents shall be subject to any liability for any error of judgment, mistake of law, or any loss arising out of any

investment or other act or omission in the performance by the

Investment Manager of its duties under the Agreement or for any loss or damage resulting from the imposition by any government of exchange control restrictions which might affect the liquidity of the Fund's assets, or from acts or omissions of custodians, or securities depositories, or from any war or political act of any foreign government to which such assets might be exposed, or for failure, on the part of the custodian or otherwise, timely to collect payments, except for any liability, loss or damage

resulting from willful misfeasance, bad faith or gross negligence on the Investment Manager's part or by reason of reckless disregard of the Investment Manager's duties under this Agreement.  It is

hereby understood and acknowledged by the Fund   that the value of

the investments made for the Fund may increase as well as decrease and are not guaranteed by the Investment Manager.  It is further understood and acknowledged by the Fund that investment decisions made on behalf of the Fund by the Investment Manager are subject to a variety of factors which may affect the values and income

generated by the Fund's portfolio securities, including general economic conditions, market factors and currency exchange rates,

and that investment decisions made by the Investment Manager will not always be profitable or prove to have been correct.



         (10)  It is understood that the services of the Investment

Manager are not deemed to be exclusive, and nothing in this

Agreement shall prevent the Investment Manager, or any affiliate thereof, from providing similar services to other investment companies and other clients, including clients which may invest in the same types of securities as the Fund, or, in providing such services, from using information furnished by others.  When the

Investment Manager determines to buy or sell the same security for the Fund that the Investment Manager or one or more of its

affiliates has selected for clients of the Investment Manager or its affiliates, the orders for all such security transactions shall be placed for execution by methods determined by the Investment

Manager, with approval by the Fund's  Board of Directors, to be impartial and fair.



         (11)  This Agreement shall be construed in accordance with the laws of the State of Maryland, provided that nothing herein shall be construed as being inconsistent with applicable Federal and state securities laws and any rules, regulations and orders thereunder.



         (12)  If any provision of this Agreement shall be held or

made invalid by a court decision, statute, rule or otherwise, the remainder of this Agreement shall not be affected thereby and, to this extent, the provisions of this Agreement shall be deemed to be severable.



         (13)  Nothing herein shall be construed as constituting

the Investment Manager an agent of the Fund.

          IN WITNESS WHEREOF, the parties hereto have caused this

Agreement to be executed by their duly authorized officers and their respective corporate seals to be hereunto duly affixed and attested.


                         TEMPLETON GROWTH FUND, INC.



                         By:
                                  Daniel Calabria
                                  Vice President

ATTEST:


Thomas M. Mistele
Secretary


                         TEMPLETON, GALBRAITH & HANSBERGER LTD.



                         By:
                                  Thomas L. Hansberger
                                  President

ATTEST:


Gregory E. McGowan
Secretary


December 3, 1993
                                                       Exhibit 18


Franklin Resources, Inc.
777 Mariners Island Blvd
San Mateo, CA 94404


We are providing this letter to you for inclusion as an exhibit to your Form 10-K filing pursuant to Item 601 of Regulation S-K.

We have read management's justification for the change from an unclassified balance sheet to a classified balance sheet and the related change in items included in Cash and Cash Equivalents in the financial statements contained in the Company's Form 10-K for the year ended September 30, 1993. Based on our reading of the data and discussions with Company officials of the business judgment and business planning factors relating to the changes, we believe management's justifications to be reasonable. Accordingly, we concur that the newly adopted accounting principles described above are preferable in the Company's circumstances to the methods previously applied.


Very truly yours,

/s/ Coopers & Lybrand

Coopers & Lybrand

EXHIBIT 21

                      FRANKLIN RESOURCES, INC.
              FOR FISCAL YEAR ENDED SEPTEMBER 30, 1993

                  LIST OF PRINCIPAL SUBSIDIARIES*


                 Name                                     State or
Nation
                                                          of
Incorporation
Franklin/Templeton Investor Services, Inc      California
Franklin Agency, Inc.                          California
Franklin Asset Management Systems              California
Franklin Management, Inc.                      California
Franklin/Templeton Distributors, Inc.          New York
Franklin Energy Corporation                    California
FS Capital Group                               California
Franklin Trust Company                         California
Franklin Advisers, Inc.                        California
Franklin Properties, Inc.                      California
Continental Property Management Company        California
Franklin Real Estate Management, Inc.          California
FS Properties Inc                              California
Property Resources, Inc.                       California
Franklin Bank                                  California
ILA Financial Services, Inc.                   Arizona
Franklin Partners, Inc.                        California
Franklin Institutional Services Corporation    California
Franklin Capital Corporation                   Utah
Templeton Worldwide, Inc.                      Delaware
Templeton Global Investors, Inc.               Delaware
Templeton International, Inc                   Delaware
Templeton Quantitative Advisors, Inc.          Delaware
Templeton/Franklin Investment Services, Inc.   Delaware
Templeton Funds Management, Inc.               Florida
Templeton Investment Counsel, Inc.             Florida
Templeton Management Limited                   Canada
Templeton Heritage Limited                     Canada
Templeton Funds Trust Company                  Florida
Templeton Funds Annuity Company                Florida
Templeton Investment Management (Hong Kong)
Limited                                        Hong Kong
Templeton Investment Management (Singapore)
Pte. Ltd.                                      Singapore
Templeton Investment Management (Australia)
Limited                                        Australia
Templeton Global Strategic Services            Germany
(Deutschland) GmbH
Templeton Global Investors Limited             England
Templeton Investment Management Limited        England
Templeton Unit Trust Managers Limited          England
Templeton Global Strategic Services S.A.       Luxembourg
Templeton Management (Lux) S.A.                Luxembourg
T.G.H. Holdings Ltd.                           Bahamas
Templeton, Galbraith & Hansberger Ltd.         Bahamas

*All subsidiaries currently do business only under their corporate name except for Templeton Quantitative Advisors, Inc. which also operates under the assumed name The DAIS Group; Templeton
Investment Counsel, Inc. which also operates under the name
Templeton Global Managers; and Templeton/Franklin Investment
Services, Inc which also operates under the assumed name Templeton
Portfolio Advisory. All Templeton subsidiaries also on occasion use the name Templeton Worldwide.

                                                       Exhibit 23


               CONSENT OF INDEPENDENT ACCOUNTANTS



We consent to the incorporation by reference in the Registration Statement of Franklin Resources, Inc. on Form S-8 for the 1988 Restricted Stock Plan and Form S-8 for the Canada Stock Option Plan of our report dated December 3, 1993, on our audits of the consolidated financial statements and financial statement schedules of Franklin Resources, Inc. as of September 30, 1993 and 1992, and for the years ended September 30, 1993, 1992, and 1991, which report is included in this Annual Report on Form 10-K.



Coopers & Lybrand

/s/ Coopers & Lybrand

San Francisco, California
December 17, 1993







                                                  Exhibit 99(i)



Board of Directors
Franklin/Templeton Investor Services, Inc.:

In planning and performing our audit of the consolidated financial statements of Franklin Resources, Inc. (FRI) for the year ended September 30, 1993, we have considered the internal control structure, including what we considered relevant to the criteria established by the Securities and Exchange Commission as set forth in Rule 17ad-13 (a) (3) of the Securities Exchange Act of 1934, of San Mateo, California operations of Franklin/Templeton Investor Services, Inc. (the Company), the mutual fund transfer and shareholder servicing subsidiary of FRI, in order to determine our auditing procedures for the purpose of expressing our opinion on the consolidated financial statements and not to provide assurance on the internal control structure. The study of the internal accounting and administrative procedures of the Florida operations of the Company was performed by other auditors, who issued their separate report thereon.

Under Rule 17ad-13(a)(3), the objectives of a transfer agent's system of internal accounting control for the transfer of record ownership and the safeguarding of related securities and funds should be to provide reasonable, but not absolute, assurance that securities and funds are safeguarded against loss from unauthorized use or disposition and that transfer agent activities are performed promptly and accurately. The Rule defines a material inadequacy as a condition wherein the prescribed procedures or the degree of compliance with them do not reduce to a relatively low level the risk that errors or irregularities, in amounts that would have a significant adverse effect on the transfer agent's ability promptly and accurately to transfer record ownership and safeguard related securities and funds, would occur or not be detected within a timely period by employees in the normal course of performing their assigned functions. Occurrence of errors or irregularities more frequently than in isolated instances may be evidence that the system has a material inadequacy. A significant adverse effect on a transfer agent's ability promptly and accurately to transfer record ownership and safeguard related securities and funds could result from any condition or conditions that individually, or taken as a whole, would reasonably be expected to (1) inhibit the transfer agent from promptly and accurately discharging its responsibilities under its contractual agreement with the issuer;
(2) result in material financial loss to the transfer agent; or (3) result in a violation of regulations set forth in Rule 17ad-13(a)
(3) (iii).

The management of the Company is responsible for establishing and maintaining an internal control structure and the practices and procedures referred to in the preceding paragraph. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of internal control structure policies and procedures and of the practices and procedures referred to in the preceding

Board of Directors                           December 3, 1993
Franklin/Templeton Investors Services, Inc.:           Page 2


paragraph and to assess whether those practices and procedures can be expected to achieve the Commission's above mentioned objectives. Two of the objectives of an internal control structure and the practices and procedures are to provide management with reasonable, but not absolute, assurance that assets for which the Company has responsibility are safeguarded against loss from unauthorized use or disposition and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements in conformity with generally accepted accounting principles. Rule 17ad-13(a)(3) lists additional objectives of the practices and procedures listed in the preceding paragraph.

Because of inherent limitations in any internal accounting control procedures or the practices and procedures referred to above, errors or irregularities may occur and not be detected. Also, projection of any evaluation of them to future periods is subject to the risk that they may become inadequate because of changes in conditions or that the effectiveness of their design may deteriorate.

Our consideration of the internal control structure would not necessarily disclose all matters in the internal control structure that might be material weaknesses under standards established by the American Institute of Certified Public Accounts. A material weakness is a condition in which the design or operation of the specific internal control structure elements does not reduce to a relatively low level the risk that errors or irregularities in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. However, we noted no matters involving the internal control structure including procedures for safeguarding securities, that we consider to be material weaknesses as defined above.

We understand that practices and procedures that accomplish the objectives referred to in the second paragraph of this report are considered by the Commission to be adequate for its purposes in accordance with the Securities Exchange Act of 1934 and related regulations, and that practices and procedures that do not accomplish such objectives in all material respects indicate a material inadequacy for such purposes. Based on this understanding and on our study, we believe that the Company's San Mateo, California practices and procedures were adequate at September 30, 1993, to meet the Commission's objectives.

This report is intended solely for the use of management, the Securities and Exchange Commission, the New York Stock Exchange and other regulatory agencies which rely on Rule 17ad-13(a)(3) under the Securities Exchange Act of 1934, and should not be used for any other purpose.


Coopers & Lybrand
/s/ Coopers & Lybrand
San Francisco, California
December 3, 1993



                                                  Exhibit 99(ii)

To the Board of Directors
Franklin/Templeton Investor Services, Inc.
St. Petersburg, FL

We have made a study and evaluation of the internal control structure over the TITAN Mutual Fund Shareholder System and Related Shareholder Servicing Functions of Franklin/Templeton Investor Services, Inc. located in St. Petersburg, FL (the "Service Center") in effect as of September 17, 1993. Our study and evaluation was made in accordance with standards established by the American Institute of Certified Public Accountants using the criteria established by the Securities and Exchange Commission as set forth in Rule 17 AD-13(a)(3) of the Securities Exchange Act of 1934.

Under the aforementioned Rule, a transfer agent's internal control structure for the transfer of record ownership and the safeguarding of related securities and funds should provide reasonable, but not absolute, assurance that securities and funds are safeguarded against loss from unauthorized use or disposition and that transfer agent activities are performed promptly and accurately. The Rule defines a material inadequacy as a condition wherein the prescribed procedures or the degree of compliance with them do not reduce to a relatively low level the risk that errors or irregularities, in amounts that would have a significant adverse effect on the transfer agent's ability to promptly and accurately transfer record ownership and safeguard related securities and funds, would occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. Occurrence of errors or irregularities more frequently than in isolated instances may be evidence that the system has a material inadequacy. A significant adverse effect on a transfer agent's ability to properly and accurately transfer record ownership and safeguard related securities and funds could result from any condition or conditions that individually, or taken as a whole, would reasonably be expected to (1) inhibit the transfer agent from promptly and accurately discharging its responsibilities under its contractual agreement with the issuer; (2) result in material financial loss to the transfer agent; or (3) result in a violation of regulations set forth in Rule 17 AD-13(a)(3)(iii).

The management of the Service Center is responsible for establishing and maintaining an internal control structure and the practices and procedures referred to in the preceding paragraph.
In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of such a system are to provide management with reasonable, but not absolute, assurance that assets for which the Service Center has responsibility are safeguarded against loss from unauthorized use or disposition and that transactions are executed in accordance with management's authorization and in accordance with governing instruments and are recorded properly to permit the preparation of reliable financial data.

Because of inherent limitations in any internal control structure or the practices and procedures referred to above, errors or irregularities may nevertheless occur and not be detected. Also, projection of any evaluation of them to future periods is subject to the risk that they may become inadequate because of changes in conditions or that the degree of compliance with them may deteriorate.


Page 2



In our opinion, the internal control structure of the Service Center that existed as of September 17, 1993, taken as a whole, was sufficient to meet the objectives stated above insofar as those objectives pertain to the prevention or detection of a condition that would be material in relation to the financial statements of Franklin/Templeton Investor Services, Inc.

In addition, we understand that practices and procedures that accomplish the objectives referred to in the second paragraph of this report are considered by the Commission to be adequate for its purposes in accordance in the Securities Exchange Act of 1934 and related regulations, and that practices and procedures that do not accomplish such objectives in all material respects indicate a material inadequacy for such purposes. Based on this understanding and on our study, we believe that the Company's practices and procedures were adequate as of September 17, 1993, to meet the Commission's objectives.

This report is intended solely for the use of management and the Securities and Exchange Commission and should not be used for any other purpose



McGladrey & Pullen


/s/ McGladrey & Pullen

New York, New York
September 17, 1993


SIGNATURES

Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                     FRANKLIN RESOURCES, INC.

Date:   December 8, 1993  By  /s/ Charles B. Johnson
                         Charles B. Johnson, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date:   December 8, 1993             By /s/ Charles B. Johnson
     Charles B. Johnson, Principal Executive Officer and Director


Date:   December 8, 1993             By /s/ Harmon E. Burns
                        Harmon E. Burns, Executive Vice President
         Legal and Administrative, Secretary and Director


Date:   December 8, 1993       By /s/ Martin L. Flanagan
           Martin L. Flanagan, Treasurer and Chief Financial
Officer


Date:   December 8, 1993       By /s/ Philip A. Scatena
                              Philip A. Scatena, Controller


Date:   December 8, 1993       By /s/ Judson R. Grosvenor
                               Judson R. Grosvenor, Director


Date:   December 8, 1993       By /s/ F. Warren Hellman
                               F. Warren Hellman, Director


Date:   December 8, 1993       By /s/ Rupert H. Johnson
                               Rupert H. Johnson, Jr., Director


Date:   December 8, 1993       By /s/ Harry O. Kline
                               Harry O. Kline, Director


Date:   December 8, 1993       By /s/ Louis E. Woodworth
                               Louis E. Woodworth, Director

Date:   December 8, 1993       By /s/ Peter M. Sacerdote
                               Peter M. Sacerdote, Director

GRAPHICAL APPENDIX
   PURSUANT TO REGULATION S-T 232.304


1. HORIZONTAL BAR GRAPH OF REVENUES SHOWING INVESTMENT MANAGEMENT FEES HAS BEEN OMITTED FROM THE MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS IN ITEM 7. ABOVE. IDENTICAL INFORMATION IS CONTAINED IN THE NARRATIVE DESCRIPTION SURROUNDING SUCH BAR GRAPH AND IN THE CONSOLIDATING STATEMENTS OF INCOME.


2. HORIZONTAL BAR GRAPH OF REVENUES SHOWING UNDERWRITING COMMISSIONS HAS BEEN OMITTED FROM THE MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS IN ITEM
7. ABOVE. IDENTICAL INFORMATION IS CONTAINED IN THE NARRATIVE DESCRIPTION SURROUNDING SUCH BAR GRAPH AND IN THE CONSOLIDATING STATEMENTS OF INCOME


3. HORIZONTAL BAR GRAPH OF REVENUES SHOWING TRANSFER, TRUST AND RELATED FEES HAS BEEN OMITTED FROM THE MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS IN ITEM
7. ABOVE. IDENTICAL INFORMATION IS CONTAINED IN THE NARRATIVE DESCRIPTION SURROUNDING SUCH BAR GRAPH AND IN THE CONSOLIDATING STATEMENTS OF INCOME.