Form 10-Q
period 1993-12-31
FRANKLIN RESOURCES INC
filed 1994-02-14
CIK 38777

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)
(x)         QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
          For Quarterly Period Ended December 31, 1993
                               OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

                   Commission File No. 1-9318

                    FRANKLIN RESOURCES, INC.
     (Exact Name Of Registrant As Specified In Its Charter)


           Delaware                                  13-2670991
 (State or other jurisdiction of       (I.R.S. Employer Identification No.)
  incorporation or organization)


   777 Mariners Island Blvd., San Mateo, CA              94404
  (Address of Principal Executive Offices)              (Zip Code)

Registrant's telephone number,including area code (415) 312-2000

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days.

          YES   X                            NO

       APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
          PROCEEDINGS DURING THE PRECEDING FIVE YEARS

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
          YES  _____                              NO _____

              APPLICABLE ONLY TO CORPORATE ISSUERS

Outstanding: 82,253,292 shares, common stock, par value $.10 per share at February 7, 1993.
          (Title of Class)
Exhibit index - See page 14


                       PART I FINANCIAL INFORMATION
                        ITEM 1 FINANCIAL STATEMENTS

In the opinion of management, all appropriate adjustments necessary to a fair presentation of the results of operations have been made for the periods shown.

Franklin Resources, Inc.
Consolidated Statements Of Income
Unaudited (dollar amounts in thousands, except per share data)


                                    For the Three Months
                                           Ended

                                        December 31,
                                     1992          1993
Operating revenues:
   Investment management fees         $102,749     $151,888
   Underwriting commissions, net        15,207       29,569
   Transfer, trust and related           8,590       11,961
fees
   Banking, real estate and              4,202        5,070
other
                                       -------      -------
       Total operating revenues        130,748      198,488
                                       -------      -------
Operating expenses:
  General and administrative            59,848       84,457
  Selling expenses                      11,705       15,662
  Amortization of goodwill               1,033        4,542
  Interest expense of banking
subsidiary                               2,826        2,356
                                       -------      -------
      Total operating expenses          75,412      107,017
                                       -------      -------
     Operating income                   55,336       91,471
                                       -------      -------
Other income (expenses):
    Investment and other income          6,373        5,719
    Interest expense                   (5,486)      (8,055)
                                       -------      -------
    Other income (expenses),net            887      (2,336)

                                       -------      -------
Income before taxes on income           56,223       89,135
Taxes on income                         21,458       30,134
                                       -------      -------
Net income                             $34,765      $59,001
                                       =======      =======
Earnings per share:
   Primary                                $.43         $.70
                                          ====         ====
   Fully diluted                          $.43         $.70
                                          ====         ====


Franklin Resources, Inc.
Consolidated Balance Sheets
Unaudited (dollar amounts in thousands)



                                   September 30,    December
                                                      31,
Assets                                 1993           1993
Current Assets:
Cash and cash equivalents             $  293,777    $  346,008
Receivables:
   Fees from Franklin/Templeton
Group of Funds                            63,471        74,650
   Proceeds from sale of funds'shares     39,150             -

   Other                                  16,860        17,718
Investments in the
Franklin/Templeton Group of
Funds, available-for-sale                 72,401        64,071
Current deferred taxes                     5,971         4,967
Prepaid expenses and other                 5,812         5,534
                                      ----------    ----------
      Total current assets               497,442       512,948
                                      ----------    ----------
Franklin Bank Assets:
Cash and cash equivalents                  9,175         7,708
Loans receivable, net                    128,820       162,875
Investment securities, available-
for-sale                                  69,962        58,016
Premises and equipment, net                  170           237
Other assets                               3,029         3,608
                                      ----------    ----------
      Total bank assets                  211,156       232,444
                                      ----------    ----------
Other Assets:
Investments:
   Investment securities,
available-for-sale                        74,624        79,744
   Real estate                             9,393         9,398
Deferred costs                            10,367        12,468
Premises and equipment, net               65,821        71,155
Goodwill, net of $17,972 and
$22,513 accumulated amortization,
respectively                             696,973       694,342
Other assets                              15,758        15,017
                                      ----------    ----------
      Total other assets                 872,936       882,124
                                      ----------    ----------
                                      $1,581,534    $1,627,516
                                      ==========    ==========



Franklin Resources, Inc.
Consolidated Balance Sheets (Continued)
Unaudited (dollar amounts in thousands)

                                        September       December
                                           30             31
                                          1993           1993
Liabilities and Stockholders'
Equity
Current Liabilities:
Trade payables and accrued expenses   $   91,708   $   117,762
Current maturities of long-term debt      51,716        50,387
Payable to funds for shares sold          38,695             -
Dividends payable                          5,747         6,582
                                      ----------    ----------
      Total current liabilities          187,866       174,731
                                      ----------    ----------
Franklin Bank Liabilities:
Deposits of account holders:
   Interest bearing demand deposits       10,794         9,070
   Non-interest bearing demand deposits    8,986        19,898

   Savings and time deposits             175,055       187,068
Other liabilities                            974         1,254
                                      ----------    ----------
      Total bank liabilities             195,809       217,290
                                      ----------    ----------
Other Liabilities:
Bank debt                                296,000       284,541
Subordinated debentures                  150,000       150,000
Other notes and capital leases payable     8,820         4,979
Deferred tax liabilities                  10,999         8,588
Other liabilities                         11,662        12,704
                                      ----------    ----------
      Total other liabilities            477,481       460,812
                                      ----------    ----------
      Total liabilities                  861,156       852,833
                                      ----------    ----------

Stockholders' Equity:
Common stock, $.10 par value,
   100,000,000 shares authorized;
   82,098,580 and 82,253,292
shares issued and outstanding,
respectively                               8,210         8,225
Capital in excess of par value            83,683        90,710
Retained earnings                        630,399       682,820
Less unearned restricted stock
compensation                             (8,335)      (14,067)
Unrealized gain on investment
securities, net of tax                     6,242         7,080
Foreign currency translation
adjustment                                   179          (85)
                                      ----------    ----------
      Total stockholders' equity         720,378       774,683
                                      ----------    ----------
                                      $1,581,534    $1,627,516
                                      ==========    ==========




Franklin Resources, Inc.
Consolidated Statements Of Cash Flows
for the three months ended December 31, 1992 and 1993
Unaudited (dollars in thousands)

                                         1992      1993
Cash flows from operating activities:
 Net income                            $ 34,765  $ 59,001
                                       --------  --------
 Items reconciling net income to
 net cash provided by operating
activities:
   Decrease in receivables, prepaid
expenses and other                       12,147    25,079
   Decrease in trade payables and
accrued expenses                       (39,312)  (38,536)
   Increase in current taxes payable     16,192    25,894
   Decrease in deferred taxes payable         -   (1,407)
   Depreciation and amortization          4,498     9,708
   Losses (gains) on investments            231   (1,218)
                                       --------  --------
        Total reconciling items         (6,244)    19,520
                                       --------  --------
 Net cash provided by operating          28,521    78,521
activities
                                       --------  --------
Cash flows from investing activities:
   Liquidation of mutual funds, net     117,585    11,352
   Purchase of bank investment
portfolio                              (50,735)  (27,421)
   Liquidation of bank investment
portfolio                                34,955    38,996
   Liquidation (purchase) of real
estate investments                          399       (6)
   Liquidation (purchase) of other
investments                               1,450   (5,959)
   Net (increase) decrease in bank
loans receivable                          3,320  (34,017)
   Purchase of premises and equipment
and other                               (4,780)   (7,702)
   Acquisition of Templeton, net of
cash acquired                         (628,824)         -
                                       --------  --------
 Net cash used in investing
activities                             (526,630) (24,757)
                                       --------  --------
Cash flows from financing activities:
   Increase in deposits of bank
account holders, net                     11,816    21,481
   Exercise of common stock options       2,002         -
   Dividends paid on common stock       (5,070)   (5,747)
   Acquisition of treasury stock              -   (2,106)
   Issuance of bank debt                360,000         -
   Payments on notes and capital
leases                                  (3,881)  (16,628)
                                       --------  --------
 Net cash (used in) provided by
financing activities                    364,867   (3,000)
                                       --------  --------
 Net increase (decrease) in cash and
cash equivalents:                      (133,242)   50,764

   Cash and cash equivalents
beginning of period                     308,644   302,952
                                       --------  --------
   Cash and cash equivalents end of    $175,402  $353,716
period                                 ========  ========

Supplemental disclosure of cash flow
information:
  Cash paid during the period for:
     Interest                            $7,728    $8,004
     Income taxes                        $4,839    $5,005
Supplemental disclosure of non-cash
information:
     Value of common stock issued in
Templeton acquisition                   $99,872         -
     Value of common stock issued in
other transactions                            -    $1,650


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

General

Franklin Resources, Inc. and its majority-owned subsidiaries ("the Company") derives its revenue from its principal line of business which is providing investment management, administra tion, and related services to the Franklin and Templeton Groups of Mutual Funds, managed accounts and other investment products. On October 30, 1992, the Company acquired the assets and liabilities of Templeton, Galbraith & Hansberger, Ltd. ("Templeton"), which performs investment management, distribution, and shareholder service functions for the Templeton Group of Mutual Funds and managed accounts. Total assets under management as of December 31, 1993 were $114.2 billion.

The Company has a diversified base of assets under management and a full range of investment management products and services to meet a wide range of investment needs of individuals and institutions. The Company continues to expand its range of investment products and services in the United States and abroad. The Company's revenues are derived largely from the amount and composition of assets under management. Consequently, fluctuations in financial markets impact revenues and the results of operations. Although current industry expectations are for continued growth, no assurance can be given that historical growth levels will be maintained.

Material Changes in Financial Condition

Cash and cash equivalents were $346.0 million at December 31, 1993, an increase of $52.2 million (18%) from $293.8 million at September 30, 1993. This increase results from the collection of the increase in receivables generated from the increase in revenues during the period.

Fee receivables from the Franklin/Templeton Group of Funds were $74.6 million at December 31, 1993, an increase of $11.1 million (17%) from $63.5 million at September 30, 1993. This increase results from an increase in revenue generated from the increase in funds under management during the period.

Proceeds from sale of funds' shares was zero at December 31, 1993, decreasing from $39.2 million at September 30, 1993. During the prior fiscal year such proceeds were processed through the underwriter subsidiaries bank account. During the current fiscal year the proceeds were processed through the mutual fund clearing accounts, consequently these movements are no longer reflected on the Company's balance sheet.

Franklin Bank loan receivables were $162.9 million at December 31, 1993, an increase of $34.1 million (26%) from $128.8 million at September 30, 1993. This increase is primarily attributable to increases in credit card and dealer auto loans.

Trade payables and accrued expenses were $117.8 million at December 31, 1993, an increase of $26.1 million (28%) from $91.7 million at September 30, 1993. This increase is a result of greater expenses incurred during the period.

Payable to funds for shares sold was zero at December 31, 1993, decreasing from $38.7 million at September 30, 1993. This change resulted from the change as described under the caption above "proceeds from sale of funds' shares."

Franklin Bank's non-interest bearing demand deposits were $19.9 million at December 31, 1993, an increase of $10.9 million (121%) from $9.0 million at September 30, 1993. This increase results from larger balances retained in accounts by customers.

Bank Debt was $284.5 million at December 31, 1993, a decrease of $11.5 million (4%) from $296.0 million at September 30, 1993. This decrease is a result of principal payments made during the period. Swap agreements previously entered into in order to fix interest rates on $205 million of the original term loan range from 3.73% to 5.02% on original maturities of one to three years. The effective rate of interest under the loan facility, including the reduced margin and payments to be made pursuant to the swap arrangements was 4.26% at December 31, 1993.

Stockholders' equity was $774.7 million at December 31, 1993, an increase of $54.3 million (8%) from $720.4 million at September
30, 1993.

Unearned restricted stock compensation was $14.1 million at December 31, 1993, an increase of $5.8 million (70%) from $8.3 million at September 30, 1993. This increase is the result of additional grants of the company stock to certain of the company's employees which is restricted for periods of up to four years from the date of grant. The value of the grant amounts are amortized over the restricted period.

Cash provided by operating activities for the three month period ended December 31, 1993 was $78.5 million, an increase of $50.0 million (175%) from $28.5 million for the three month period ended December 31, 1992. Net cash expended from investing activities for the three month period ended December 31, 1993 was $24.8 million, a decrease of $501.8 million (95%) from $526.6 million for the three month period ended December 31, 1992. This material change resulted from the use of $628.8 million in the purchase of Templeton during the prior period reported. The Company generated a net increase in cash and cash equivalents of $50.8 million during the three month period ended December 31, 1993, an increase of $184.0 million from a net decrease in cash and cash equivalents of $133.2 million for the period ended December 31, 1992. At December 31, 1993, the Company held liquid assets in excess of $578.6 million, including $353.7 million of cash and cash equivalents.

Net cash expended from financing activities for the three month period ended December 31, 1993 was $3.0 million, a decrease of $367.9 million (101%) from net cash provided of $364.9 million for the three month period ended December 31, 1992. The material change resulted from the $360 million issuance of bank debt in the prior period which was used in the Company's acquisition financing of Templeton.


(2)  Material Changes in Results of Operations

Net income for the three month period ended December 31, 1993 was $59.0 million, an increase of $24.2 million (70%) from $34.8 million for the three month period ended December 31, 1992. These increases were primarily attributable to a material increase in the amount of revenues earned from the Franklin and Templeton Groups of Funds. The following analysis of material changes in results of operations include the impact of the Templeton business from the acquisition date of October 30, 1992. The Franklin/Templeton business has operated as a unified organization since the time of the acquisition and consequently, the following discussion and analysis addresses the unified organization.

Assets Under Management

Total assets under management were $114.2 billion at December 31, 1993, an increase of $23.4 billion (26%) from 90.8 billion at December 31, 1992. Such increases during the period are principally attributable to increased net additions to market appreciation of assets under management.

As shown in the following table, a material portion (55%) of the total net assets under management at December 31, 1993 were in fixed income instruments held in portfolios of tax-free income funds and U.S. government bond funds. Net assets of tax-free income funds were $41.4 billion, an increase of $6.6 billion (19%), from $34.8 billion at December 31, 1992. Net assets of U.S. government bond funds were $18.4 billion at December 31, 1993, a decrease of $1.2 billion (-6%) over the prior 1992 period. During the period reported, investors continued to be attracted to tax-free income funds due to the increase in federal income tax rates and away from U.S. government bond funds as interest rates generally declined.

Net assets of equity and equity income funds were $40.7 billion at December 31, 1993, an increase of $16.4 billion (67%) from $24.3 billion at December 31, 1992. Equity and equity income funds represent 36% of the Company's total assets under management at December 31, 1993 as compared to (27%) at December 31, 1992. Investors continued to be attracted to the higher returns which were generated in the equity and equity income funds during this period. The Templeton products, which invest primarily in the global equity and fixed income markets, continued to receive increased investor interest as compared to prior periods.

Assets of managed accounts were $8.3 billion at December 31, 1993, an increase of $0.8 billion (11%) from $7.5 billion at December 31, 1992. Managed account assets represent 7% of the Company's total assets under management. The Company strongly believes there are opportunities in the managed account business and intends to aggressively expand in this area.



                    FRANKLIN RESOURCES, INC.
                   Net Assets Under Management
                          December 31,
                         (In $ millions)


                                       1992     1993
        FRANKLIN GROUP OF FUNDS:
          Tax-Free Income Funds
        (exclusive of Money Funds)    $34,777  $41,434
          U.S. Government Bond
        Funds (primarily GNMAs)        19,635   18,431
          Equity/Income Funds          11,035   17,175
          Money Funds                   2,540    2,605
                                       ------  -------

          Total FRANKLIN GROUP OF
        FUNDS                          67,987   79,645
                                       ------  -------

        Templeton Family of Funds
          Equity Funds                 13,309   23,537
          Fixed Income Funds            1,919    2,652
                                       ------  -------

          Total Templeton Family of
        Funds                          15,228   26,189
                                       ------  -------

        Managed Accounts:
          Franklin                      2,065      497
          Templeton                     5,474    7,842
                                       ------  -------
          Total Managed Accounts        7,539    8,339
                                       ------  -------
          Total                       $90,754 $114,173
                                       ====== ========



The Company furthered the diversification of its assets under management during the period when it become the investment manager and underwriter for the $150 million Huntington international currency funds in November of 1993. The Company continues to expect interest in its full range of products with greater relative growth in the global/international equity and tax-free income products over the near-term.

Operating Revenues

Total operating revenues were $198.5 million for the three month period ended December 31, 1993, an increase of $67.8 million
(52%)  from  $130.7  million for the  three  month  period  ended
December 31, 1992.

Investment management fees for the three month period ended December 31, 1993 were $151.9 million, an increase of $49.2 million (48%) from $102.7 million for the three month period in 1992. These increases are the result of a general increase in assets under management resulting from both market appreciation and net additional assets under management.

Net underwriting commissions for the three month period ended December 31, 1993 were $29.6 million, an increase of $14.4 million (95%) from $15.2 million for the three month period ended December 31, 1992. These increases resulted from higher sales than in the prior period. Sales of Franklin and Templeton Funds include a commission of which a significant portion is reallowed to selling intermediaries. Revenues from underwriting commissions are earned primarily from Templeton mutual fund sales and through commissions charged on the reinvestment of dividends into most Franklin Funds.

It is the Company's intention to modify the Franklin mutual funds sales commission structure with the implementation of a distribution plan pursuant to Rule 12b-1 of the Investment Company Act of 1940 and the elimination of commissions charged on the reinvestment of dividends. The Boards of Directors of certain of the Franklin Group of Funds have approved the adoption of distribution plans, which are subject to the approval of the mutual fund's shareholders, and the modified sales commission structure. The impact of these changes are not expected to have material overall impact on revenue while providing a more competitive sales structure. Shareholder approval of these distribution plans would permit implementation in May, 1994.

Transfer, trust and related fees were $12.0 million for the three month period ended December 31, 1993, an increase of $3.4 million (40%) from $8.6 million for the three month period ended December 31, 1992. These fees are generally fixed charges per account which vary with the particular type of mutual fund and service being rendered. Consequently, these fees are dependent upon the number of shareholder accounts, with mutual fund sales and redemptions generally having a direct impact.

Banking, real estate and other revenues for the three month period ended December 31, 1993 were $5.1 million, an increase of $.9 million (21%) from $4.2 million for the three month period ended December 31, 1992. The banking subsidiary incurred operating loss of $.03 million during the three month period ended December 31, 1993, a decrease of $2.5 million (101%) from $2.5 million for the three month period ended December 31, 1992. Management does not currently anticipate any immediate significant increase in earnings. The Company's real estate operations incurred an operating loss of $0.3 million for the three month period ended December 31, 1993, an improvement of $1.3 million (81%) from a loss of $1.6 million for the three month period ended December 31, 1992. These losses are a result of the continued depressed real estate market.

Operating Expenses

Operating expenses were $107.0 million for the three month period ended December 31, 1993, an increase of $31.6 million (42%) from $75.4 million for the three month period ended December 31, 1992. These increases principally result from the general expansion of the Company's business.

General and administrative expenses for the three month period ended December 31, 1993 were $84.5 million, an increase of $24.7 million (41%) from $59.8 million for the three month period ended December 31, 1992. A significant portion of this increase is a result of higher employment costs resulting from increased employment and premise and equipment increases resulting from the expansion of the Company's business.

Selling expenses were $15.7 million for the three month period ended December 31, 1993, an increase of $4.0 million (34%) from $11.7 million for the three month period ended December 31, 1992. The Company continues to capitalize on the positive environment in the investment management industry by advertising and promoting the Company's range of investment products and services in the United States and other international markets.

Amortization of goodwill was $4.5 million for the three month period ended December 31, 1993, an increase of $3.5 million
(350%) from $1.0 million for the three month period ended December 31, 1992. This increase is attributable to the amortization of goodwill resulting from the Company's acquisition of Templeton.

Interest expense of the banking subsidiary was $2.4 million, a decrease of $.0.4 million (14%) from $2.8 million for the three month period ended December 31, 1992. These decreases result primarily from the generally falling levels of market interest rates during the period.

Total operating expenses will likely continue to increase with the Company's continued expansion, the increase in competition and the Company's commitment to continually improving its products and services. The Company continues to focus on operating profit margins as opposed to the absolute level of operating expenses while the Company expands. Operating income as a percentage of operating revenue was 46% for the three month period ended December 31, 1993 as compared to 42% for the comparable period ended 1992.

Operating income for the three month period ending December 31, 1993 was $91.5 million, an increase of $36.2 million (65%) from $55.3 million for the three month period ended December 31, 1992. Growth in operating income will continue to be dependant upon general economic growth, the strength of the capital markets and the Company's ability to meet market demands with competitive products and services.

Other Income (Expense)

Investment and other income for the three month period ended December 31, 1993 was $5.7 million, a decrease of $.0.7 million (11%) from $6.4 million for the three month period ended December 31, 1992. The net decrease in investment income resulted from a combination of factors, including the decline in the average level of interest rates and lower dividend rates on investments.

Non-banking interest expense for the three month period ended December 31, 1993 was $8.1 million, an increase of $2.6 million (47%) from $5.5 million for the three month period ended December 31, 1992. The increase in interest expense is attributable to the debt incurred in the Company's acquisition of Templeton.


SEGMENT INFORMATION

The Company or its subsidiaries conduct operations in four principal geographic areas of the world. North America, the Bahamas, Europe and Asia Pacific. Revenue by geographic area includes fees and commissions charged to customers and fees charged to affiliates in other areas.

Operating income by geographic area is defined as revenue less expenses excluding interest expense. Identifiable asset are those assets used exclusively in the operations of each geographic area. The table below is for the three month period ended December 31, 1993.


December 31, 1992


                                                           Adjustments
                   North                                   and
                   America  Bahamas  Europe  Asia/Pacific  Eliminations  Consolidated
Revenues from:

 Unaffiliated
customers          $116,769  $11,069     $859      $2,051           -    $130,748

  Affiliates            441        -      778           -     (1,219)           -
                       ------  -------   ------     ------    --------    --------

  Total            $117,210  $11,069   $1,637      $2,051    $(1,219)    $130,748
                     ======  =======   ======      ======    ========    ========

Operating   income
(loss)             $ 32,299  $ 8,897    $(686)      $(259)         -     $ 40,251
                     ======   ======    ======     ======    ========     =======

Identifiable
 assets            $463,444 $399,498  $339,976    $123,623             $1,326,541
                   ========  =======  =======     ========

Corporate assets                                                           49,824
                                                                         ----------
  Total assets                                                         $1,376,365
                                                                        ===========




December 31, 1993

                                                           Adjustments
                 North                                     and
                 America  Bahamas   Europe   Asia/Pacific  Eliminations  Consolidated

Revenues from:

 Unaffiliated
customers       $162,104  $22,710   $3,999      $9,675           -    $198,488

 Affiliates        1,659       66       15       2,122     (3,862)           -
                  ------  -------   ------     -------    --------    --------

  Total         $163,763  $22,776   $4,014     $11,797    $(3,862)    $198,488

                  ======  =======   ======     =======    ========    ========
Operating income
(loss)          $ 44,351  $16,465   $(386)      $6,626           -     $67,056
                  ======  =======   ======      ======    ========     =======
Identifiable
assets          $943,944 $456,724  $23,266     $128,841             $1,552,775
                ======== ========  =======     ========


Corporate assets                                                        74,741
                                                                         ------
Total assets                                                        $1,627,516
                                                                     =========



The Company believes that operationally, all of its business activities
fall  within  the single industry segment of financial services.   Set
forth below is a separation of certain segments of the Company's business activities based upon historical distinctions of certain areas of business (in thousands).



                    December     For The Three
                    31, 1992      Months Ended
                               December 31, 1992

                  Identified              Operating
                  Assets       Revenues   Income

[S]               [C]           [C]       [C]
Mutual funds      $1,157,105    $120,619  $36,675

Banking              204,412       4,220    2,454
Real estate           12,744       (232)  (1,614)
Insurance and others   2,104       6,141    2,736
                    ---------    --------  -------

Company Totals    $1,376,365    $130,748  $40,251
                   =========    ========  =======
[/TABLE]



                    December   For The Three Months
                    31, 1993    Ended December 31,
                                       1993
Mutual funds       $1,346,162     $178,238  $60,422
Banking               233,124        4,725     (34)
Real estate             9,095          312    (332)
Insurance and others   39,135       15,213    7,000
others
                   ----------     --------  -------
Company Totals     $1,627,516     $198,488  $67,056
                   ==========     ========  =======




                    FRANKLIN RESOURCES, INC.
                   PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

Item  3.   Pending Legal Proceedings from Registrant's Form  10-K
for   the  fiscal  year  ended  September  30,  1993  is   hereby
incorporated herein in its entirety by this reference.


Item 6.  Exhibits and Reports on Form 8-K


(a)     The following exhibits are files as part of the report:

   Exhibit  11  - Computation of per share earnings.  (See page 14)

(b)      Reports on Form 8-K - None



                                                            Exhibit 11


                          COMPUTATION OF PER SHARE EARNINGS


Earnings per share are based on net income divided by the average number of shares outstanding including common stock equivalents during the
period.   The  computation would have been substantially the  same  as below on a fully diluted basis.


    The computations are:


                          For The Three Months
                           Ended December 31,
                            1992        1993
Average outstanding       80,127,606  82,127,601
shares

Common stock                 894,456   1,864,208
equivalents
                          ----------  ----------
  Total shares            81,022,062  83,991,809
                          ==========  ==========
Net income               $34,765,000 $59,001,000
                         ===========  ==========


Earnings per share of
common stock                    $.43        $.70
                                ====        ====



                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              FRANKLIN RESOURCES, INC.
                              Registrant

                             /S/ Martin L. Flanagan

Date:  February 14, 1994
                              Martin L. Flanagan
                              Senior Vice-President, Treasurer
                              and Chief Financial Officer