Form 10-Q
period 1994-03-31
FRANKLIN RESOURCES INC
filed 1994-05-16
CIK 38777

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)
(x)         QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
           For Quarterly Period Ended March 31, 1994
                               OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to___________________

                   Commission File No. 1-9318

                    FRANKLIN RESOURCES, INC.
     (Exact Name Of Registrant As Specified In Its Charter)

          Delaware                         13-2670991
          --------                        -----------
(State or other jurisdiction            (IRS Employer
 of incorporation or organization)      Identification No.)

777 Mariners Island Blvd., San Mateo, CA           94404
(Address of Principal Executive Offices)        (Zip Code)

Registrant's telephone number, including area code(415) 312-2000

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

              APPLICABLE ONLY TO CORPORATE ISSUERS

Outstanding: 81,767,630 shares, common stock, par value $.10 per share at May 10, 1994.
                        (Title of Class)
Exhibit index - See page 14



                  PART I FINANCIAL INFORMATION
                   ITEM 1 FINANCIAL STATEMENTS

In the opinion of management, all appropriate adjustments necessary to a fair presentation of the results of operations have been made for the periods shown. All adjustments are of a normal recurring nature. Certain 1993 amounts have been reclassified to conform to the 1994 presentation. These financial statements
should   be  read  in  conjunction  with  the  Company's  audited
financial statements for the fiscal year ended September 30, 1993.

Franklin Resources, Inc.
Consolidated Statements Of Income
Unaudited (dollars in thousands, except per share data)

                               For the Three Months Ended    For the Six Months Ended
                                            March 31,              March 31,

                                         1993        1994       1993        1994
Operating revenues:
   Investment management fees           $120,423    $161,196   $223,172    $313,084
   Underwriting commissions, net          21,276      33,228     36,483      62,797
   Transfer, trust and related fees       10,589      13,039     19,179      25,000
   Banking, real estate and other          4,715       6,165      8,917      11,235

       Total operating revenues          157,003     213,628    287,751     412,116

Operating expenses:
  General and administrative              74,677      86,918    132,647     171,375
  Selling expenses                        12,214      16,372     23,919      32,034
  Amortization of goodwill                 4,594       4,572      7,505       9,114
  Interest expense of banking
subsidiary                                 1,884       2,425      4,710       4,781

      Total operating expenses            93,369     110,287    168,781     217,304

     Operating income                     63,634     103,341    118,970     194,812

Other income (expenses):
    Investment and other income            6,777       5,206     13,150      10,925
    Interest expense                     (7,461)     (6,458)   (12,947)    (14,513)
      Other income (expenses), net         (684)     (1,252)        203     (3,588)

Income before taxes on income             62,950     102,089    119,173     191,224
Taxes on income                           20,717      33,488     42,176      63,622

Net income                              $ 42,233    $ 68,601   $ 76,997    $127,602
Earnings per share: (See exhibit 11)
   Primary                                  $.51        $.82       $.94       $1.52

   Fully diluted                            $.51        $.82       $.94       $1.52

   Dividends per share                      $.07        $.08       $.14        $.16



Franklin Resources, Inc.
Consolidated Balance Sheets
Unaudited (dollars in thousands)

                                         September 30, March 31,
Assets                                       1993       1994
Current Assets:
Cash and cash equivalents                   $  293,777    $  253,899
Receivables:
   Fees from Franklin/Templeton Group
     of Funds and institutional accounts        63,471        80,089
   Proceeds from sale of funds' shares          39,150             -
   Other                                        16,860        37,517
Investments in the Franklin/Templeton
Group of Funds, available-for-sale              72,401        58,034
Current deferred taxes                           5,971         6,107
Prepaid expenses and other                       5,812         5,784

      Total current assets                     497,442       441,430

Franklin Bank Assets:
Cash and cash equivalents                        9,175         5,618
Loans receivable, net                          128,820       196,080
Investment securities, available-for-
  sale                                          69,962        56,187
Premises and equipment, net                        170           344
Other assets                                     3,029         4,434

      Total bank assets                        211,156       262,663

Other Assets:
Investments:
   Investment securities, available-for-
     sale                                       74,624       143,942
   Real estate                                   9,393         9,142
Deferred costs                                  10,367        12,170
Premises and equipment, net                     65,821        76,970
Goodwill, net of $17,972 and $28,888
   accumulated amortization, respectively      696,973       689,751
Other assets                                    15,758        12,830

      Total other assets                       872,936       944,805

      Total assets                          $1,581,534    $1,648,898




Franklin Resources, Inc.
Consolidated Balance Sheets (Continued)
Unaudited (dollars in thousands)

                                           September 30,    March 31,
                                                1993          1994
Liabilities and Stockholders' Equity
Current Liabilities:
Trade payables and accrued expenses          $   91,708   $  108,427
Current maturities of long-term debt             51,716       49,098
Payable to funds for shares sold                 38,695            -
Dividends payable                                 5,747        6,560
      Total current liabilities                 187,866      164,085

Franklin Bank Liabilities:
Deposits of account holders:
   Interest bearing demand deposits              10,794        9,585
   Non-interest bearing demand deposits           8,986       18,717
   Savings and time deposits                    175,055      184,293
Other liabilities                                   974        1,468
      Total bank liabilities                    195,809      214,063

Other Liabilities:
Bank debt                                       296,000      273,083
Subordinated debentures                         150,000      150,000
Other notes and capital leases payable            8,820        4,662
Deferred tax liabilities                         10,999        4,167
Other liabilities                                11,662       12,830
      Total other liabilities                   477,481      444,742

      Total liabilities                         861,156      822,890

Stockholders' Equity:
Preferred stock, $1.00 par value,
   1,000,000 shares authorized;
   no shares issued and outstanding                   -            -
Common stock, $.10 par value,
   500,000,000 shares authorized;
   82,098,580 and 82,253,292 shares issued
   and 82,098,580 and 82,021,005 shares
   outstanding, respectively                      8,210        8,225
Capital in excess of par value                   83,683       90,710
Retained earnings                               630,399      744,862
Less cost of treasury stock none and
   232,287 shares of common stock                     -     (10,202)
Less unearned restricted stock
   compensation                                 (8,335)     (12,063)
Unrealized gain on investment
   securities, net of tax                         6,242        5,047
Foreign currency translation adjustment             179        (571)
      Total stockholders' equity                720,378      826,008

      Total liabilities and
          stockholders' equity               $1,581,534   $1,648,898





Franklin Resources, Inc.
Consolidated Statements Of Cash Flows
Unaudited (dollars in thousands)

                                               For the Six Months
                                                 Ended March 31,
                                                    1993     1994
Cash flows from operating activities:
 Net income                                           $ 76,997    $127,602
 Items reconciling net income to
 net cash provided by operating activities:
   Decrease in receivables, prepaid  expenses and
      other                                              1,953       2,542
   Decrease in trade payables and accrued expenses    (20,453)    (29,390)
   Increase (decrease) in current taxes payable        (5,333)       7,413
   Decrease in deferred taxes payable                    (490)     (6,968)
   Depreciation and amortization                        11,046      17,506
   Losses (gains) on investments                         4,384     (1,417)
        Total reconciling items                        (8,893)    (10,314)

 Net cash provided by operating activities              68,104     117,288

Cash flows from investing activities:
   Liquidation (purchase) of mutual funds, net         148,248    (50,748)
   Purchase of bank investment portfolio              (64,277)    (35,790)
   Liquidation of bank investment portfolio             48,706      49,565
   Liquidation of real estate investments                  226         251
   Liquidation (purchase) of other investments           1,450     (5,476)
   Net (increase) decrease in bank loans
      receivable                                         5,547    (66,473)
   Purchase of premises and equipment and other        (8,756)    (16,208)
   Acquisition of Templeton, net of cash acquired    (633,037)           -
 Net cash used in investing activities               (501,893)   (124,879)

Cash flows from financing activities:
   Increase in deposits of bank account holders,
      net                                               10,062      18,254
   Exercise of common stock options                      2,038           -
   Dividends paid on common stock                     (10,814)    (12,327)
   Acquisition of treasury stock                             -    (12,077)
   Issuance of bank debt                               360,000      12,872
   Payments on notes and capital leases                (3,745)    (42,566)
 Net cash provided by (used in) financing
      activities                                       357,541    (35,844)

 Net increase decrease in cash and cash
      equivalents:                                    (76,248)    (43,435)
   Cash and cash equivalents beginning of period       308,644     302,952

   Cash and cash equivalents end of period            $232,396    $259,517

Supplemental disclosure of non-cash information:
     Value of common stock issued in Templeton
        acquisition                                   $100,376           -
     Value of common stock issued in other
        transactions                                         -      $1,650



Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

General

Franklin Resources, Inc. and its majority-owned subsidiaries ("the Company") derives its revenue from its principal line of business which is providing investment management, administration, and related services to the Franklin and Templeton Groups of Mutual Funds, managed accounts and other investment products. On October 30, 1992, the Company acquired the assets and liabilities of Templeton, Galbraith & Hansberger, Ltd. ("Templeton"), which performs investment management, distribution, and shareholder service functions for the Templeton Group of Mutual Funds and managed accounts.

The Company has a diversified base of assets under management and a full range of investment management products and services to meet a wide range of investment needs of individuals and institutions. The Company continues to expand its range of investment products and services in the United States and abroad. The Company's revenues are derived largely from the amount and composition of assets under management. Consequently, fluctuations in financial markets impact revenues and the results of operations. The depreciation in world capital markets during calendar 1994 has affected the level of assets under management. Although long-term industry expectations are for growth, no assurance can be given that historical growth levels will be maintained.

(1)  Material Changes in Financial Condition

Fees receivable from the Franklin/Templeton Group of Funds and institutional accounts were $80.1 million at March 31, 1994, an increase of $16.6 million (26%) from $63.5 million at September 30, 1993. This increase results from an increase in revenue generated from the increase in assets under management during the period.

Proceeds from sale of funds' shares was zero at March 31, 1994, decreasing from $39.2 million at September 30, 1993 resulting from a change in operating procedures. During the prior fiscal year, such proceeds were processed through the Company's underwriting subsidiaries' bank account. During the current fiscal year the proceeds were processed through mutual fund clearing accounts. Consequently, these movements are no longer reflected on the Company's balance sheet. The change had no impact on earnings.

Other receivables were $37.5 million at March 31, 1994, an increase of $20.6 million (122%) from $16.9 million at September 30, 1993. This increase was primarily related to advances to pay deferred sales charges on Canadian based mutual funds.

Investments in Franklin/Templeton Group of Funds, available-for-sale were $58.0 million at March 31, 1994, a decrease of $14.4 million (20%) from $72.4 million at September 30, 1993. This decrease resulted primarily from the acquisition of longer term investment securities, available-for-sale.

Franklin Bank loan receivables were $196.1 million at March 31, 1994, an increase of $67.3 million (52%) from $128.8 million at September 30, 1993. This increase is primarily attributable to increases in credit card and dealer auto loan portfolios.

Trade payables and accrued expenses were $108.4 million at March 31, 1994, an increase of $16.7 million (18%) from $91.7 million at September 30, 1993. This increase is a result of greater operating expenses principally related to business expansion during the period.

Payable to funds for shares sold was zero at March 31, 1994, decreasing from $38.7 million at September 30, 1993. This resulted from the change as described under the caption above "proceeds from sale of funds' shares."

Franklin Bank's non-interest bearing demand deposits were $18.7 million at March 31, 1994, an increase of $9.7 million (108%) from $9.0 million at September 30, 1993. This increase resulted from growth in customer deposits.

Bank debt was $273.1 million at March 31, 1994, a decrease of $22.9 million (8%) from $296.0 million at September 30, 1993. This decrease is a result of principal payments made during the period. Swap agreements fix interest rates on $105 million of the original term loan at 4.44% to 5.02% from between one and three years. The effective rate of interest under the loan facility was 4.04% at March 31, 1994.

Stockholders' equity was $826.0 million at March 31, 1994, an increase of $105.6 million (15%) from $720.4 million at September
30, 1993. This increase was principally a result of net income for the period.

Unearned restricted stock compensation was $12.1 million at March 31, 1994, an increase of $3.8 million (46%) from $8.3 million at September 30, 1993. This increase was the result of additional grants of the company stock to certain of the company's employees which is restricted for periods of up to four years from the date of grant. The value of these grant amounts is being amortized over the restricted period for those grants prior to the adoption of the Company's Annual Incentive Plan beginning in the 1994 fiscal year. Grants under the Annual Incentive Plan are being expensed in the plan year.

Cash provided by operating activities was $117.3 million for the six month period ended March 31, 1994, an increase of $49.2 million (72%) from $68.1 million. The increase for the six month period was primarily a result of net income for the period.

Changes in cash flows from investing and financing activities for the six month periods ended March 31, 1994 and 1993 were principally affected by the Company's purchase of Templeton in October of 1992 for $633.0 million. Bank debt of $360.0 million was issued to finance the purchase.

At March 31, 1994, the Company held liquid assets of $491.3 million, including $259.5 million in cash and cash equivalents as compared to $564.8 million and $293.8 million at September 30, 1993. Liquid assets and longer term investment securities, available for sale, were $635.3 million at March 31, 1994 and $639.4 million at September 30, 1993.


(2)  Material Changes in Results of Operations

Net income was $68.6 million for the three months ended March 31, 1994, an increase of $26.4 million (63%) from $42.2 million for the three month period ended March 31, 1993. Net income was $127.6 million for the six month period ended March 31, 1994, an increase of $50.6 million (66%) from $77.0 million. These increases were primarily attributable to a material increase in the amount of revenues earned from the Franklin and Templeton Groups of Funds. The following analysis of material changes in results of operations include the impact of the Templeton business from the acquisition date of October 30, 1992. The
Franklin/Templeton business has operated as a unified organization since the time of the acquisition and consequently, the following discussion and analysis addresses the unified organization.

Assets Under Management

Total assets under management were $112.7 billion at March 31, 1994, an increase of $17.1 billion (18%) from $95.6 billion at March 31, 1993. Such increases during the period are principally attributable to increased net additions and market appreciation of assets under management. The depreciation in world capital markets during calendar 1994 has resulted in assets under management decreasing from a high of $117.6 billion at January 31, 1994. This depreciation has affected investor sentiment resulting in reduced levels of net additions to assets under management. It is not possible to predict the future levels of assets under management which are materially impacted by capital market movements and investor activity.

As shown in the following table, a material portion (52%) of the total net assets under management at March 31, 1994 was in fixed income instruments held in portfolios of tax-free income funds and U.S. government bond funds. Net assets of tax-free income funds were $39.7 billion, an increase of $2.9 billion (8%), from $36.8 billion at March 31, 1993. Net assets of U.S. government bond funds were $16.3 billion at March 31, 1994, a decrease of $3.3 billion (-17%) over the prior 1993 period. During the period reported, investors continued to be attracted to tax-free income funds and away from U.S. government bond funds.

Net assets of equity and equity income funds were $39.4 billion at March 31, 1994, an increase of $12.2 billion (45%) from $27.2 billion at March 31, 1993. Equity and equity income funds represent 35% of the Company's total assets under management at March 31, 1994 as compared to (28%) at March 31, 1993. The Templeton products, which invest primarily in the global equity and fixed income markets, continued to receive increased investor interest as compared to prior periods.

Institutional assets were $11.5 billion at March 31, 1994, an increase of $2.2 billion (24%) from $9.3 billion at March 31, 1993. Institutional assets represent 10% of the Company's total assets under management. The Company strongly believes there are opportunities in the institutional business and intends to aggressively pursue development in this area.



                    FRANKLIN RESOURCES, INC.
                   Net Assets Under Management
                            March 31,
                         (In $ millions)

                                    1993         1994
    FRANKLIN GROUP OF FUNDS:
       Tax-Free Income Funds
       (exclusive of Money
       Funds)                       $36,796      $39,710
       U.S. Government Bond
       Funds  (primarily GNMAs)      18,062       16,277
       Equity/Income Funds           12,777       16,737
       Money Funds                    2,348        2,949
      Total Franklin Group of Funds  69,983       75,673


    Templeton Group of
    Funds(1)
       Equity Funds                  14,400       22,705
       Fixed Income Funds             2,007        2,818
      Total Templeton Family
        of Funds                     16,407       25,523

     Institutional Assets:(2)
       Franklin                       3,316        1,554
       Templeton                      5,933        9,967
      Total Institutional Assets      9,249       11,521


       Total                        $95,639     $112,717

     (1)Primarily global/international equity funds

     (2)Includes both separately managed accounts and institutional funds.

Operating Revenues

Total operating revenues were $213.6 million for the three months ended March 31, 1994, an increase of $56.6 million (36%) from $157.0 million for the three month period ended March 31, 1993.
Total operating revenues were $412.1 million for the six month period ended March 31, 1994, an increase of $124.3 million (43%) from $287.8 million.

As discussed above, the depreciation in world capital markets has resulted in a lower level of assets under management since January 31, 1994 resulting in a decrease in operating revenues since that time. Despite these recent events, investment management fees were $161.2 million for the three months ended March 31, 1994, an increase of $40.8 million (34%) from $120.4 million for the three month period ended March 31, 1993. Investment management fees were $313.1 million for the six month period ended March 31, 1994, an increase of $89.9 million (40%) from $223.2 million. These increases are the result of a general increase in assets under management resulting from both market appreciation and net additions to assets under management.

Net underwriting commissions were $33.2 million for the three months ended March 31, 1994, an increase of $11.9 million (56%) from $21.3 million for the three month period ended March 31, 1993. Net underwriting commissions were $62.8 million for the six month period ended March 31, 1994, an increase of $26.3 million (72%) from $36.5 million. These increases resulted from higher sales than in the prior period.

The Company has received approval from the shareholders of the Franklin Group of Funds to implement a distribution plan pursuant to Rule 12b-1 of the Investment Company Act of 1940. A number of these plans will begin on May 1, 1994 and it is expected that all plans will be approved by June 30, 1994. These changes provide a more competitive sales structure and are not expected to have a material impact on revenue.

Transfer, trust and related fees were $13.0 million for the three months ended March 31, 1994, an increase of $2.4 million (23%) from $10.6 million for the three month period ended March 31, 1993. Transfer, trust and related fees were $25.0 million for the six month period ended March 31, 1994, an increase of $5.8 million (30%) from $19.2 million. These fees are principally dependent upon the number of shareholder accounts, with mutual fund sales and redemptions generally having a direct impact.

Banking, real estate and other revenues were $6.2 million for the three months ended March 31, 1994, an increase of $1.5 million (32%) from $4.7 million for the three month period ended March
31, 1993. Banking, real estate and other revenues were $11.2 million for the six month period ended March 31, 1994, an increase of $2.3 million (26%) from $8.9 million. The banking subsidiary recognized net operating income of $.8 million during the three month period ended March 31, 1994, an increase of $.6 million (300%) from $.2 million for the three month period ended March 31, 1993. The banking subsidiary recognized net operating income of $.8 million for the six month period ended March 31, 1994 an increase of $.5 million (167%) from $.3 million. The increase was due to additions to the credit card and auto loan portfolios. The Company's real estate operations incurred a net operating loss of $.3 million during the three months ended March 31, 1994, an increase of $4.3 million (93%) from a loss of $4.6 million for the three months ended March 31, 1994. The Company's real estate operations incurred a net operating loss of $.6 million for the six months ended March 31, 1994, an increase of $5.5 million (90%) from a loss of $6.1 million. These losses are a result of the continued depressed real estate market.

Operating Expenses

Operating expenses were $110.3 million for the three months ended March 31, 1994, an increase of $16.9 million (18%) from $93.4 million for the three month period ended March 31, 1993. Operating expenses were $217.3 million for the six month period ended March 31, 1994, an increase of $48.5 million (29%) from $168.8 million. These increases principally result from the general expansion of the Company's business and are described more fully below.

General and administrative expenses were $86.9 million for the three months ended March 31, 1994, an increase of $12.2 million (16%) from $74.7 million for the three month period ended March 31, 1993. General and administrative expenses were $171.4 million for the six month period ended March 31, 1994, an increase of $38.8 million (29%) from $132.5 million. A significant portion of this increase is a result of higher employment costs and an increase in premise and equipment expenses related to the expansion of the Company's business.

Selling expenses were $16.4 million for the three months ended March 31, 1994, an increase of $4.2 million (34%) from $12.2 million for the three month ended March 31, 1993. Selling expenses were $32.0 million for the six month period ended March 31, 1994, an increase of $8.1 million (34%) from $23.9 million. The Company continues to advertise and promote the Company's range of investment products and services in the United States and other international markets.

Amortization of goodwill was $4.6 million for the three months ended March 31, 1993, and 1994. Amortization of goodwill was $9.1 million for the six month period ended March 31, 1994, an increase of $1.6 million (21%) from $7.5 million. This increase is attributable to an additional month's amortization of goodwill in the current period.

Interest expense of the banking subsidiary was $2.4 million for the three months ended March 31, 1994, an increase of $0.5 million (26%) from $1.9 million for the three month period ended March 31, 1993. Interest expense of the banking subsidiary was $4.8 million for the six month period ended March 31, 1994, an increase of $0.1 million (2%) from $4.7 million. These increases result primarily from the growth in the bank's loan portfolio.

Operating income was $103.3 million for the three months ended March 31, 1994, an increase of $39.7 million (62%) from $63.6 million for the three month period ended March 31, 1993. Operating income was $194.8 million for the six month period ended March 31, 1994, an increase of $75.8 million (64%) from $119.0 million. Total operating expenses will likely continue to increase with the Company's continued expansion, the increase in competition and the Company's commitment to continually improve its products and services. The Company continues to focus on operating profit margins as an important measure of profitability as the Company expands. Operating income as a percentage of operating revenue was 48% for the three month period ended March 31, 1994 as compared to 41% for the comparable period ended 1993, and was 47% for the six months ended March 31, 1994 as compared to 41% for the comparable period in 1993. Growth in operating income will continue to be dependent upon general economic growth, the strength of the capital markets and the Company's ability to meet market demands with competitive products and services.


Other Income (Expense)

Investment and other income was $5.2 million for the three months ended March 31, 1994, a decrease of $1.6 million (24%) from $6.8 million for the three month period ended March 31, 1993.
Investment and other income was $10.9 million for the six month period ended March 31, 1994, a decrease of $2.3 million (17%) from $13.2 million. The net decrease in investment income resulted primarily from the decline in the average level of interest and dividend rates on investments.

Interest expense was $6.5 million for the three months ended March 31, 1994, a decrease of $1.0 million (13%) from $7.5 million for the three month period ended March 31, 1993. Interest expense was $14.5 million for the six month period ended March 31, 1994, an increase of $1.6 million (12%) from $12.9 million. The increase in interest expense for the six month period is attributable to the debt incurred in the Company's acquisition of Templeton during the first quarter of the prior year. Interest expense declined during the three month period as a result of falling interest rates and principal payments.


                    FRANKLIN RESOURCES, INC.
                   PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

(a)   The  Annual Meeting of Stockholders of Franklin  Resources,
Inc. was held at 10:00 a.m., Pacific Time, on January 19, 1994 at the offices of the Corporation at 777 Mariners Island Boulevard, San Mateo, California.

The five proposals presented at the meeting were:

     1. The election of nine directors to hold office until the next Annual Meeting of Stockholders or until their successors are elected and shall qualify.

     2.   The  ratification of the appointment by  the  Board  of
          Directors   of  Coopers  &  Lybrand  as  the  Company's
          independent  certified  accountants  for  the   current
          fiscal year ending September 30, 1994.

     3. The amendment of Article Fourth of the Certificate of Incorporation of the Company to increase the authorized capital of the Company from 100,000,000 shares of $.10 par value common stock to 500,000,000 shares of $.10 par value common stock.

     4. The adoption of an Annual Incentive Compensation Plan for certain employees of the Company.

     5. The adoption of a Universal Stock Plan for the award of restricted stock, stock options, and other performance units for certain employees of the Company in connection with the Annual Incentive Compensation Plan and otherwise, and the approval of certain grants thereunder.

(b) Each of the nine nominees for director was elected and received the number of votes set forth below:

Name                         For         Withheld
Harmon E. Burns              54,262,599  599,379
Judson R. Grosvenor          54,305,998  555,980
F. Warren Hellman            54,309,780  552,198
Charles B. Johnson           54,263,655  598,323
Charles E. Johnson           54,257,020  604,958
Rupert H. Johnson, Jr.       54,261,935  600,043
Harry O. Kline               54,167,717  694,261
Peter M. Sacerdote           54,190,361  671,617
Louis E. Woodworth           54,305,973  556,005





(c) The voting results of the other four proposals were as follows:

(2) With respect to the proposal to ratify the appointment of Coopers & Lybrand as the Company's independent certified accountants for the fiscal year ending September 30, 1994, 54,642,515 shares were voted FOR, 82,298 shares were voted AGAINST, and 137,165 shares were voted ABSTAIN.

(3) With respect to the proposal to ratify the Amendment of the Certificate of Incorporation to increase the authorized capital from 100,000,000 shares of common stock to 500,000,000 shares of common stock, 46,511,006 shares were voted FOR, 8,225,479 shares were voted AGAINST, and 125,493 shares were voted ABSTAIN.

(4) With respect to the proposal to ratify the adoption of an Annual Incentive Compensation Plan for certain employees of the Company, 47,086,695 shares were voted FOR, 4,067,950 shares were voted AGAINST, 557,783 shares were voted ABSTAIN, with 3,149,550 BROKER NON-VOTES.

(5) With respect to the proposal to ratify the adoption of a Universal Stock Plan for the award of restricted stock, stock options, and other performance units, and the approval of certain grants thereunder, 49,720,809 shares were voted FOR, 4,198,363 shares were voted AGAINST, 665,032 shares were voted ABSTAIN, with 277,774 BROKER NON-VOTES.


Item 6.  Exhibits and Reports on Form 8-K


(a)     The following exhibits are filed as part of the report:

           Exhibit  11 - Computation of per share earnings.(See page 15)

(b)      Reports on Form 8-K - None

                                  Exhibit 11


                        COMPUTATION OF PER SHARE EARNINGS


Earnings per share are based on net income divided by the average number of shares outstanding including common stock equivalents during the period. The computation would have been substantially the same as below on a fully diluted basis.


The computations are:

                    For The Three Months       For the Six Months
                       Ended March 31,           Ended March 31,

                       1993           1994          1993          1994
Average
outstanding
shares                82,063,127     82,217,756    81,095,367    82,172,679

Common stock
equivalents              878,899      1,828,705       878,899     1,828,705

  Total shares        82,942,026     84,046,461    81,974,266    84,001,384

Net income           $42,233,000    $68,601,000   $76,997,000  $127,602,000

Earnings per
share of
common stock                $.51           $.82          $.94         $1.52

Dividends per
share of
common stock                $.07           $.08          $.14         $ .16





                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                           FRANKLIN RESOURCES, INC.
                              Registrant



Date:  May 13, 1994            /S/Martin L. Flanagan
                                ----------------------
                              Martin L. Flanagan
                              Senior Vice-President, Treasurer
                              and Chief Financial Officer