Form 10-Q
period 1994-06-30
FRANKLIN RESOURCES INC
filed 1994-08-12
CIK 38777

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark one)
(x)
           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
            For Quarterly Period Ended June 30, 1994
                               or
( )
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                    to

                   Commission File No. 1-9318

                    FRANKLIN RESOURCES, INC.
     (Exact Name of Registrant As Specified In Its Charter)

           Delaware                     13-2670991
(State or other jurisdiction of      (I.R.S. Employer
incorporation or organization)     Identification No.)

777 Mariners Island Blvd., San Mateo, CA  94404
(Address of Principal Executive Offices)(Zip Code)

Registrant's telephone number, including area code (415) 312-2000

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section (13) or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days.

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

             YES                            NO

              APPLICABLE ONLY TO CORPORATE ISSUERS

Outstanding: 81,596,806 shares, common stock, par value $.10 per share at August 2, 1994.
                        (Title of Class)

Exhibit index - See page 12


                 PART I:  FINANCIAL INFORMATION
             ITEM I:  CONDENSED FINANCIAL STATEMENTS


In the opinion of management, all appropriate adjustments necessary to a fair presentation of the results of operations have been made for the periods shown. All adjustments are of a normal recurring nature. Certain 1993 amounts have been reclassified to conform to 1994 presentation. These financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended September 30, 1993.

Franklin Resources, Inc.
Consolidated Statements of Income
Unaudited

                                               Three months ended     Nine months ended
                                               June 30    June 30     June 30    June 30
(Dollars in thousands, except per share data)    1993       1994       1993        1994
Operating revenues:
Investment management fees                      $127,947   $161,762    $351,119  $474,846
Underwriting commissions, net                     23,070     21,425      59,553    84,222
Transfer, trust and related fees                  10,692     14,388      29,871    39,388
Banking/finance, real estate and other             4,963      7,304      13,880    18,539
   Total operating revenues                      166,672    204,879     454,423   616,995

Operating expenses:
General and administrative                        75,721     93,856     208,368   265,231
Selling expenses                                  11,433     18,483      35,352    50,517
Amortization of goodwill                           4,446      4,598      11,951    13,712
Interest expense of banking/finance group          2,301      2,382       7,011     7,163
   Total operating expenses                       93,901    119,319     262,682   336,623

Operating income                                  72,771     85,560     191,741   280,372

Other income/(expense):
Investment and other income                        5,517      5,781      18,667    16,706
Interest expense                                 (8,090)    (7,333)    (21,037)  (21,846)
   Other income/(expense), net                   (2,573)    (1,552)     (2,370)   (5,140)

Income before taxes on income                     70,198     84,008     189,371   275,232
Taxes on income                                   25,400     23,985      67,576    87,607
Net income                                       $44,798    $60,023    $121,795  $187,625

Earnings per share: (See exhibit 11)
    Primary                                        $0.54      $0.72       $1.48     $2.24
    Fully diluted                                  $0.54      $0.72       $1.48     $2.24
Dividends per share                                $0.07      $0.08       $0.21     $0.24

 The accompanying notes are an integral part of these financial statements.


Franklin Resources, Inc.
Condensed Consolidated Balance Sheets
Unaudited (Dollars in thousands)

                                                                 Sep 30        June 30
Assets:                                                           1993          1994
Current assets:
Cash and cash equivalents                                          $293,777      $210,649
Receivables:
    Fees from Franklin/Templeton Group of Funds and
institutional accounts                                               63,471        82,069
    Proceeds from sale of funds' shares                              39,150             -
    Other                                                            16,860        31,117
Investments in Franklin/Templeton Group of Funds, available
for sale                                                             72,401       129,001
Current deferred taxes                                                5,971         5,724
Prepaid expenses and other                                            5,812         8,658
      Total current assets                                          497,442       467,218


Banking/finance group assets:
Cash and cash equivalents                                             9,175         7,904
Loans receivable, net                                               128,820       280,503
Investment securities, available for sale                            69,962        42,075
Other assets                                                          3,199         4,254
      Total banking/finance group assets                            211,156       334,736


Other Assets:
Investments:
    Investment securities, available for sale                        74,624        43,660
    Real Estate                                                       9,393         9,017
Deferred costs                                                       10,367         8,115
Premises and equipment, net                                          65,821        89,942
Goodwill, net of $19,765 and $33,502 amortization,
respectively                                                        696,973       683,236
Other assets                                                         15,758        15,730
      Total other assets                                            872,936       849,700

        Total assets                                             $1,581,534    $1,651,654

 The accompanying notes are an integral part of these financial statements.

Franklin Resources, Inc.
Condensed Consolidated Balance Sheets
Unaudited (Dollars in thousands)

                                                                 Sep 30        June 30
Liabilities:                                                      1993          1994
Current liabilities:
Trade payables and accrued expenses                                 $91,708       $99,632
Current maturities of long-term debt                                 51,716         1,180
Commercial paper                                                          -       149,528
Payable to funds for shares sold                                     38,695             -
Dividends payable                                                     5,747         6,481
   Total current liabilities                                        187,866       256,821

Banking/finance group liabilities:
Deposits of account holders:
    Interest bearing demand deposits                                 10,794         8,664
    Non-interest bearing demand deposits                              8,986        20,982
    Savings and time deposits                                       175,055       168,185
Other liabilities                                                       974         2,079
         Total banking/finance group liabilities                    195,809       199,910

Other Liabilities:
Long-term debt                                                      296,000       149,528
Subordinated debentures                                             150,000       150,000
Other notes and capital leases payable                                8,820         4,266
Deferred tax liabilities                                             10,999         8,252
Other liabilities                                                    11,662        13,198
   Total other liabilities                                          477,481       325,244
      Total liabilities                                             861,156       781,975

Stockholders' equity:
Preferred stock, $1.00 par value, 1,000,000 shares
authorized; no shares issued or outstanding                               -             -
Common stock, $.10 par value; 500,000,000 shares authorized;
82,098,580 and 82,262,137 shares issued; 82,098,580 and
81,596,506 shares outstanding, respectively                           8,210         8,226
Capital in excess of par value                                       83,683        90,752
Retained earnings                                                   630,399       798,404
Less cost of treasury stock                                               -      (25,310)
Other                                                               (1,914)       (2,393)
      Total stockholders' equity                                    720,378       869,679

       Total liabilities and stockholders' equity                $1,581,534    $1,651,654

 The accompanying notes are an integral part of these financial statements.

Franklin Resources, Inc.
Consolidated Statements of Cash Flows
Unaudited

                                                                   Nine months ended
                                                                 June 30       June 30
(Dollars in thousands)                                             1993         1994
Cash flows from operating activities:
Net income                                                         $121,795      $187,625
Adjustments to reconcile net income to net cash provided by
operating activities:
(Increase)/decrease in receivables, prepaid expenses and
other                                                              (20,568)         9,744
Decrease in trade payables and accrued expenses                    (11,655)      (29,665)
Increase/(decrease) in deferred tax liabilities                       6,000         (822)
Depreciation and amortization                                        16,018        27,176
Losses/(gains) on disposition of investments                          7,761       (1,207)
      Total adjustments                                             (2,444)         5,226
Net cash provided by operating activities                           119,351       192,851

Cash flows from investing activities:
Liquidation/(purchase) of mutual funds, net                         121,514      (18,304)
Purchase of banking/finance investment portfolio                  (112,898)      (53,390)
Liquidation of banking/finance investment portfolio                  92,976        80,669
Liquidation/(purchase) of real estate and other investments           1,922       (5,297)
Net (increase)/decrease in banking/finance loans receivable,
net                                                                   7,704     (154,268)
Purchases of premises and equipment and other                      (12,159)      (32,162)
Acquisition of Templeton, net of cash acquired                    (630,333)             -
      Net cash used in investing activities                       (531,274)     (182,752)

Cash flows from financing activities:
Increase in banking deposits of account holders                      12,394         2,995
Dividends paid on common stock                                     (16,560)      (18,887)
Acquisition of treasury stock                                             -      (26,613)
Issuance of bank debt                                               360,000        15,413
Issuance of commercial paper                                              -       299,056
Payments on notes and capital leases                                (4,238)      (45,502)
Payments on bank debt                                              (14,000)     (321,000)
Other                                                                 2,135            40
Net cash provided by/(used in) financing activities                 339,731      (94,498)

Net decrease in cash                                               (72,192)      (84,399)
Cash and cash equivalents at the beginning of the period            308,644       302,952
Cash and cash equivalents at the end of the period                 $236,452      $218,553

Supplemental disclosure of non-cash information:
Value of common stock issued in Templeton acquisition              $100,376             -
Value of common stock issued in other transactions                        -        $8,343

 The accompanying notes are an integral part of these financial statements.

Notes to Condensed Consolidated Financial Statements
Unaudited

1.  Commercial paper
During  the  period,  the Company refinanced  $296.0  million  in senior bank debt with the proceeds from $300.0 million in commercial paper offerings. The Company has a credit agreement with a group of commercial banks that would allow it at its option to refinance certain amounts up to five years from the closing date, May 19, 1994. $149.5 million of the outstanding balance has been classified long-term in accordance with the Company's intention and ability to refinance these obligations on a long-term basis. The Company has interest rate swap agreements which fix interest rates on $105.0 million of commercial paper over a six to eighteen month period. The weighted average effective rate of interest including the effect of the swap agreements on outstanding commercial paper was 4.460% as of June 30, 1994.

2.  Subsequent event
During July, 1994 the Company initiated a $300 million medium term note program. Two notes for $20 million each were issued with effective interest rates of 6.412% and 6.486% maturing March 15 and June 26, 1996, respectively. Twice yearly interest payments are due on April 15 and October 15. Proceeds will be used to finance expansion of the banking/finance loan portfolio and for operations.

   ITEM II: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

General

Franklin Resources, Inc. and its majority-owned subsidiaries (the "Company") derives its revenue from its principal line of business which is providing investment management, administration and related services to the Franklin and Templeton Groups of Mutual Funds, managed accounts and other investment products. On October 30, 1992, the Company acquired the assets and liabilities of Templeton, Galbraith & Hansberger, Ltd. ("Templeton"), which performs investment management, distribution and shareholder service functions for the Templeton Group of Mutual Funds and managed accounts.

I.  Material Changes in Financial Condition

The Company has a diversified base of assets under management and a full range of investment management products and services to meet a wide range of investment needs of individuals and institutions. The Company continues to expand its range of investment products and services in the United States and abroad. The Company's revenues are derived largely from the amount and composition of assets under management. Consequently, fluctuations in financial markets impact revenues and the results of operations. The depreciation in world capital markets during calendar 1994 and the general industry slowdown in mutual fund sales from a historic peak in January 1994 has resulted in a decrease in assets under management from a high of $117.6 billion at that time to $113.0 billion at June 30, 1994. The Company continues to expect growth in assets under management over time; however, no assurance can be given that historical growth levels will be maintained.

Selected Balance Sheet items                       Sep 30   June 30      $         %
 (Dollars in millions):                             1993     1994     Change    Change
Fees receivable from the Franklin/Templeton
Group of Funds and institutional accounts            $63.5     $82.1     $18.6     29.3%
Proceeds receivable from sale of funds' shares       $39.2      $0.0   ($39.2)   -100.0%
Other receivables                                    $16.9     $31.1     $14.2     84.0%
Investments in Franklin/Templeton Group of
Funds, available for sale                            $72.4    $129.0     $56.6     78.2%
Investment securities, available for sale            $74.6     $43.7   ($30.9)    -41.4%
Banking/finance loans receivable, net               $128.8    $280.5    $151.7    117.7%
Banking/finance investment securities,
available for sale                                   $70.0     $42.1   ($27.9)    -39.9%
Current maturities of long term debt                 $51.7      $1.2   ($50.5)    -97.7%
Commercial paper                                      $0.0    $149.5    $149.5       n/a
Long-term debt                                      $296.0    $149.5  ($146.5)    -49.5%
Payable to funds for shares sold                     $38.7      $0.0   ($38.7)   -100.0%
Stockholders' Equity                                $720.4    $869.7    $149.3     20.7%
Treasury Stock                                        $0.0   ($25.3)   ($25.3)       n/a

The increase in Fees receivable from the Franklin/Templeton Group of Funds and institutional accounts resulted from an increase in investment management and other fees generated from increases in assets under management, sales and shareholder accounts.

Proceeds from the sale of funds' shares in the prior fiscal year were processed through the Company's underwriting subsidiaries' bank account. During the current fiscal year, the proceeds were processed through mutual fund clearing accounts. Consequently, these movements are no longer reflected on the Company's balance sheet. The change had no impact on earnings.

Material Changes in Financial Condition (continued)

The increase in Other receivables was related primarily to advances to pay deferred sales charges on Canada based mutual funds.

The  increase in Investment in Franklin/Templeton Group of Funds,
available   for   sale   was   the  result   primarily   of   the
reclassification of certain longer term investments in accordance with management's intended use of these funds.

The increase in Banking/finance loans receivable, net is due primarily to increased investment in credit card and dealer auto loan portfolios. During the past two quarterly periods, the Company has been successful in penetrating the auto loan market through a newly formed finance subsidiary. The investment in auto loan portfolios has resulted in a use of funds.

The decrease in Banking/finance investment securities, available for sale is due to increased investment in the loan portfolios referred to above.

The decrease in Current maturities of long-term debt is due to the repayment of the Company's senior bank debt with the proceeds from commercial paper offerings of $300.0 million. $149.5 million has been classified long-term. (See Note 1 to the Condensed Consolidated Financial Statements.) In addition to the commercial paper facility, the Company has created a $300.0 million medium-term note facility. Both programs provide the Company with enhanced financing flexibility.

The decrease in Payable to funds for shares sold is related to the decrease in the Receivable for proceeds from sale of funds' shares described above.

Stockholders' equity increased primarily as a result of net income for the period.

Treasury stock increased due to purchases of Company stock primarily on the open market.

II.  Material Changes in Results of Operations

The results of operations will continue to be affected to a major degree by the level of fees and other revenues the Company earns from the Franklin and Templeton Groups of Funds. In turn, the level of these fees is dependent to a major degree on the level of assets under management. The Franklin/ Templeton business has operated as a unified organization since the acquisition of Templeton on October 30, 1992. The following discussion and analysis, therefore, includes the impact of Templeton since that time.

Net Assets Under Management                          June 30    June 30      $          %
 (Dollars in millions)                                1993        1994     Change     Change
Franklin/Templeton Group of Funds:
Tax-free income funds (exclusive of money funds)       $38,744   $39,532       $788      2.0%
U.S. Government Fixed income funds (primarily
GNMA's)                                                 18,404    15,285    (3,119)    -16.9%
Global/International Fixed income funds                  2,068     2,995        927     44.8%
U.S. Equity/Income funds                                13,839    16,269      2,430     17.6%
Global/International Equity funds                       16,723    23,987      7,264     43.4%
Money funds                                              2,226     3,165        939     42.2%
Total Franklin/Templeton Group of Funds                 92,004   101,233      9,229     10.0%
Franklin/Templeton Institutional Assets                  7,940    11,790      3,850     48.5%

Total net assets under management                      $99,945  $113,023    $13,078     13.1%




Material Changes in Results of Operations (continued)

The increase in assets under management since June 30, 1993 is attributable to overall net additions to and market appreciation of assets under management. The depreciation in world capital markets during calendar year 1994 has affected investor sentiment resulting in reduced levels of net additions to assets under management in this period. This capital market depreciation has resulted in decreasing assets under the Company's management from a high of $117.6 billion as of January 31, 1994 to $113.0 billion as of June 30, 1994. It is not possible to predict the future levels of assets under management which are materially affected by capital market movements and investor activity.

As shown in the above table, a material portion, 49%, of the total net assets under management at June 30, 1994 was in fixed income instruments held in portfolios of tax-free income funds and U.S. government bond funds. The Company has a conservative investment philosophy. Consequently, it has not utilized derivative securities to any material degree in its fixed income portfolios. During the current reporting period, investors continued to be attracted to tax-free income funds and away from U.S. government bond funds.

As shown in the table above, all categories of equity funds and global/international fixed income funds continued to receive increased investor interest as compared to the prior period.

Institutional assets represent 10% of the Company's net assets under management at June 30, 1994. The Company strongly believes there are opportunities in the institutional business and intends to pursue development in this area aggressively.

                                Three months ended              Nine months ended
Results of operations      June 30    June 30       %       June 30  June 30      %
 (Dollars in millions):      1993       1994      Change     1993      1994     Change
Operating income               $72.8      $85.6     17.5%     $191.7   $280.4      46.3%
Operating margin               43.7%      41.8%     -4.4%      42.2%    45.4%       7.7%
Net income                     $44.8      $60.0     34.0%     $121.8   $187.6      54.0%

Increases in operating income and net income are primarily attributable to the increase in operating revenues earned from the Franklin and Templeton Groups of Funds. Growth in operating income will continue to be dependent on general economic growth, the strength of capital markets and the Company's ability to meet market demands with competitive products and services. Operating expenses will likely continue to increase with the Company's continued expansion, the increase in competition and the
Company's continued commitment to improve its products and services. Operating margin increased for the nine month period due primarily to the increased rate of growth in operating revenues. Operating margin decreased for the three month period due primarily to the general slowdown in sales and decreased assets under management.

                                                Three months ended          Nine months ended
Operating revenues                           June 30  June 30     %     June 30  June 30      %
(Dollars in millions):                        1993      1994    Change    1993     1994    Change
Investment management fees                     $127.9   $161.8    26.4%   $351.1   $474.8    35.2%
Underwriter commissions, net                     23.1     21.4    -7.1%     59.6     84.2    41.4%
Transfer, trust and related fees                 10.7     14.4    34.6%     29.9     39.4    31.9%
Banking/finance, real estate and other            5.0      7.3    47.2%     13.9     18.5    33.6%
   Total operating revenues                    $166.7   $204.9    22.9%   $454.4   $617.0    35.8%


Material Changes in Results of Operations (continued)

During the current reporting periods, Investment management fees have increased as a result of generally increased levels of assets under management as compared to the corresponding periods in the previous fiscal year. As previously described, since January 31, 1994, assets under management have decreased due to the general downturn in world capital markets.

The increases in net Underwriting commissions were due to higher sales than in the corresponding periods the previous year.

The Company has received approval from the shareholders of the FRANKLIN GROUP OF FUNDS to implement a distribution plan pursuant to Rule 12b-1 of the Investment Company Act of 1940. All plans have been approved as of June 30, 1994. Simultaneously, the Company eliminated fees on dividend reinvestments into the funds. The changes provide a more competitive sales structure and are not expected to impact revenues materially.

The increase in Transfer, trust and related fees is related principally to an increase in shareholder accounts, with mutual fund sales and redemptions also having a direct impact.

The increases in Banking/finance, real estate and other fees were due principally to the increases in auto and credit card loan portfolios. The Company's real estate portfolio incurred a $1.0 million after-tax loss as a result of the continuing depressed conditions in the real estate market.

                                                Three months ended          Nine months ended
Operating expenses                          June 30   June 30    %      June 30  June 30      %
(Dollars in millions):                        1993     1994    Change    1993      1994    Change
General and administrative                     $75.7    $93.9    24.0%    $208.4   $265.2     27.3%
Selling expenses                               $11.4    $18.5    61.7%     $35.4    $50.5     42.9%
Amortization of goodwill                        $4.4     $4.6     3.4%     $12.0    $13.7     14.7%
Interest expense banking/finance group          $2.3     $2.4     3.5%      $7.0     $7.2      2.2%
   Total operating expenses                    $93.9   $119.3    27.1%    $262.7   $336.6     28.1%

Increases in operating expenses principally result from the general expansion of the Company's business and are more fully described below.

General and administrative expenses increased due mainly to higher employment costs and an increase in premises and equipment expense related to the expansion of the Company's business.

Selling  expenses  increased  due  mainly  to  television   media
advertising and expanded advertising for the Templeton Funds.

Banking/finance interest expense increased primarily as a result of the growth in customer deposits.

                                    Three months ended            Nine months ended
Other income (expense)         June 30   June 30      %      June 30   June 30     %
(Dollars in millions):           1993     1994     Change      1993     1994     Change
Investment and other income        $5.5      $5.8      4.8%     $18.7    $16.7     -10.5%
Interest expense                 ($8.1)    ($7.3)     -9.4%   ($21.0)  ($21.8)       3.8%
   Other income (expense)        ($2.6)    ($1.6)     39.7%    ($2.4)   ($5.1)    -116.9%

Material Changes in Results of Operations (continued)

The net decrease in investment income for the nine month period resulted from the decline in the average level of interest and dividend rates on investments.

Interest expense for the three month period declined as the Company paid down principal and was able to take advantage of more favorable borrowing rates.

                                                     Nine months ended
Selected cash flow items                  June 30   June 30      $          %
(Dollars in millions):                     1993      1994      Change     Change
Cash flows from operating activities        $119.4    $192.9      $73.5      61.6%
Cash flows from investing activities      ($531.3)  ($182.8)     $348.5     -65.6%
Cash flows from financing activities        $339.7   ($94.5)   ($434.2)    -127.8%

The   increase  in  cash  flows  from  operating  activities  was primarily the result of net income for the period.

The changes in cash flows from investing and financing activities during the period were effected primarily by the Company's purchase of Templeton in October of 1992 for $633 million, net of cash acquired and the $154.3 million increase in banking/finance loans receivable. Bank debt of $360.0 million was issued during the period, in addition to the $150.0 million subordinated debentures issued in July, 1992, to finance the purchase. As previously stated, the Company has been successful in increasing its auto loan portfolio through a newly formed finance company. This growth will continue to impact liquidity as a use of funds.

At June 30, 1994, the Company held liquid assets of $502.8 million, including $218.6 million in cash and cash equivalents as compared to $564.8 million and $303.0 million at September 30, 1993. Liquid assets and longer term investment securities, available for sale were $546.5 million at June 30, 1994 and $639.4 million at September 30, 1993.

                    FRANKLIN RESOURCES, INC.
                   PART II - OTHER INFORMATION




Item 6. Exhibits and Reports on Form 8-K

(a)  The following exhibits are filed as a part of this report:

Exhibit 4: Instruments defining the rights of security holders, including indentures

i)  Form of Indenture-Exhibit No. 4 to the Company's Registration
Statement   on   Form  S-3  (33-53147)  filed  by   the   Company
electronically on April 14, 1994 is hereby incorporated in its entirety by this reference.

ii)   Form of Fixed Rate Note-Exhibit No. 4.1 to Amendment No.  1
to the Company's Registration Statement on Form S-3 (33-53147) filed by the Company electronically on May 19, 1994 is hereby incorporated in its entirety by this reference.

iii)  Form of Floating Rate Note-Exhibit No. 4.2 to Amendment No.
1 to the Company's Registration Statement on Form S-3 (33-53147) filed by the Company electronically on May 19, 1994 is hereby incorporated in its entirety by this reference.


Exhibit 11:  Computations of Per Share Earnings (See page 13)

Exhibit  12:   Computation of Ratio of Earnings to Fixed  Charges
(See page 14)


(b)  Reports on Form 8K

The following reports on Form 8-K were filed by the Company during the quarter ended June 30, 1994:

i) Form 8-K dated April 14, 1994 reporting in Item 5 Other Events the filing of a preliminary earnings press release by the Company electronically on April 14, 1994 and including said press release as an Exhibit under Item 7 Financial Statements and Exhibits.

ii) Form 8-K dated April 28, 1994 reporting in Item 5 Other Events the filing of a final earnings press release by the Company electronically on April 28, 1994 and including said press release as an Exhibit under Item 7 Financial Statments and Exhibits.


                                                       Exhibit 11
               COMPUTATIONS OF PER SHARE EARNINGS

Earnings per share are based on net income divided by the average number of shares outstanding including common stock equivalents during the period. The computation is the same as on a fully-diluted basis.

The computations are:

                                                     Three Months                Nine Months
                                                    Ended June 30               Ended June 30
                                                  1993          1994         1993          1994
Average outstanding shares                       82,090,891   81,787,792    81,427,208    82,044,383

Common stock equivalents                            863,515    1,872,084       863,515     1,872,084


     Total shares                                82,954,406   83,659,876    82,290,723    83,916,467

Net income                                      $44,798,000  $60,023,000  $121,795,000  $187,625,000


Primary earnings per share of common stock            $0.54        $0.72         $1.48         $2.24


Dividends per share of common stock                   $0.07        $0.08         $0.21         $0.24



                                                       Exhibit 12


        COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                                                        Nine months ended
(Dollars in thousands)                                    June 30, 1994
Income before taxes on income                                     $275,232
Add fixed charges:
   Interest                                                         21,846
   Interest factor on rent                                           3,970
Total fixed charges                                                 25,816

Earnings before fixed charges and taxes on income                 $301,048

Ratio of earnings to fixed charges                                   11.66



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              FRANKLIN RESOURCES, INC.
                              Registrant




Date:  August 12, 1994        /s/ Martin L. Flanagan
                              Martin L. Flanagan
                              Senior Vice-President, Treasurer
                              and Chief Financial Officer