Form 10-K
period 1994-09-30
FRANKLIN RESOURCES INC
filed 1994-12-29
CIK 38777

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
(Mark One)
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended September 30, 1994

                                    OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from                 to
Commission file number 1-9318
                         FRANKLIN RESOURCES, INC.
          (Exact name of registrant as specified in its charter)

Delaware                                                   13-2670991
(State of other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       Identification No.)

777 Mariners Island Blvd. San Mateo, CA                    94404
(Address of principal and executive offices)               (Zip Code)
Registrant's telephone number, including Area Code        (415) 312-3000
Securities registered pursuant
to Section 12(b) of the Act:
          Title of each class               Name of each exchange
                                             on which registered

Common Stock, par value $.10 per share      New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon a closing price of $38 on November 28, 1994 on the New York Stock Exchange was $1,639,730,552. Number of shares of the registrant's common stock outstanding at November 28, 1994: 81,583,208


Documents Incorporated by Reference:
     Certain portions of the registrant's proxy statement for its Annual Meeting of Stockholders to be held January 24, 1995, which will be filed with the Commission on or subsequent to the date hereof, are incorporated by reference into Part III of this report.
Item 1. Business

(a)        GENERAL DEVELOPMENT OF BUSINESS

Franklin Resources, Inc. ("FRI") and its predecessors have been engaged in the financial services business since 1947. FRI was organized in Delaware in November 1969. The term "Company" as used herein, unless the context otherwise requires, refers to Franklin Resources, Inc. and its subsidiaries. The Company's principal executive and administrative offices are at 777 Mariners Island Boulevard, San Mateo, California 94404. As of September 30, 1994, on a worldwide basis the Company employed approximately 4,100 employees, consisting of officers, investment management, distribution, administrative, sales and clerical support staff. The Company also employs additional temporary help as necessary to meet unusual requirements. Management believes that its relations with its employees are excellent.

On October 30, 1992, the Company and certain of its direct and indirect subsidiaries consummated the acquisition (the "Acquisition") of substantially all of the assets and liabilities of Templeton, Galbraith & Hansberger Ltd., a corporation organized under the laws of the Cayman Islands and based in Nassau, Bahamas ("Old TGH"), which provided diversified investment management and related services on a worldwide basis directly and through subsidiaries to various domestic open-end and closed-end investment companies as well as to a variety of international investment portfolios and to domestic and international private and institutional accounts. At the time of the Acquisition, assets under management by Old TGH and related companies exceeded $20 billion. As of the close of the fiscal year 1994, such assets exceeded $42.4 billion. Unless the context otherwise requires, references herein to "Templeton" are deemed to refer to the business operations acquired by the Company in connection with the Acquisition. Subsequent to the Acquisition, the Company has operated the Franklin and Templeton businesses on a unified basis.

The Company and its subsidiaries paid to Old TGH an aggregate of $731.6 million in addition to the assumption of certain liabilities, which with certain other adjustments, had the effect of increasing the purchase price for financial reporting purposes to approximately $786 million. The Acquisition was funded by a $360 million term loan facility with a syndicate of financial institutions; the issuance in August 1992 in anticipation of such Acquisition of $150 million of 6.25% subordinated debentures of Templeton Worldwide, Inc., a newly formed subsidiary holding company formed by the Company; $189 million in cash; and an $87 million issuance of the Company's $.10 par value Common Stock to certain Old TGH major stockholders and to Templeton employees. Ownership of certain of such Company shares by Templeton employees vests over time, subject to continued employment by such employees with the Company or a subsidiary thereof.

In November 1993, the Company consummated an agreement to manage and advise the approximate $150 million Huntington Funds of Pasadena, California, now called the Franklin/Templeton Global Trust. This open-end investment company of several currency portfolio series, includes the Global Currency Fund, The Hard Currency Fund and The High Income Currency Fund, which invests in high quality foreign equivalent money market instruments in various global currencies as well as the German Government Bond Fund, which invests in German government bonds and equivalents.

FRI is principally a parent company primarily engaged, through various subsidiaries, in providing investment management, marketing, distribution, transfer agency and administrative services to the open-end investment companies in the Franklin Group of Funds and the Templeton Family of Funds and to domestic and international managed and institutional accounts. The Company also provides investment management and related services to a number of closed-end investment companies whose shares are traded on
various   major  stock  exchanges.   In  addition,  the  Company   provides
investment management, marketing and distribution services to certain sponsored investment companies organized in the Grand Duchy of Luxembourg (hereinafter referred to as "SICAV Funds"), which are distributed in market-places outside of North America and to certain investment funds and portfolios in Canada (hereinafter referred to as "Canadian Funds") as well as to certain other international portfolios in the United Kingdom and
elsewhere.   The Franklin Group of Funds consists of thirty-two (32)  open-
end  investment  companies  (mutual funds) with multiple  portfolios.   The
Templeton  Family  of  Funds includes twenty-one (21)  open-end  investment
companies  (mutual  funds)  with multiple portfolios.   Certain  investment
companies in the Franklin Group of Funds and the Templeton Family of Funds are registered as such under the Investment Company Act of 1940 (the "40 Act").

The Franklin Group of Funds and the Templeton Family of Funds are hereinafter referred to individually as a "Franklin Fund" or a "Templeton Fund" and collectively as the "Franklin Funds" or the "Templeton Funds" or when applicable to both fund groups as the "Franklin Templeton Funds", the "Funds," or a "Fund". The domestic and international managed and institutional accounts are collectively referred to as the "Institutional Assets". The Franklin Templeton Funds along with the Institutional Assets are collectively referred to as the "Franklin Templeton Group".

As of September 30, 1994, total assets under management in the Franklin Templeton Group were $118.2 billion, the make-up of which was approximately as follows: for the Franklin Group of Funds, $74.3 billion; for the Templeton Family of Funds, $30.6 billion; for the Institutional Assets, $13.3 billion. This makes the Franklin Templeton Group one of the largest investment management complexes in the United States.

The Company, through certain subsidiaries, also provides advisory services, variable annuity products, and sponsors and manages public and private real estate programs. Other subsidiaries offer consumer banking services, insured deposits, auto loans, and credit cards. The Company also provides custodial, trustee and fiduciary services to IRA and Keogh plans and to qualified retirement plans and private trusts. On a consolidated worldwide basis, the Company provides domestic and international individual and institutional investors with a broad range of investment products and services designed to meet varying investment objectives, which affords its clients the opportunity to allocate their investment resources among various alternative investment products as changing worldwide economic and market conditions warrant.

   Subsidiaries-Investment  Management, Administration, Distribution and
                             Related Services

The Company's principal line of business is providing investment management, administration, distribution and related services to the Franklin Templeton Funds and to the Institutional Assets. This business is primarily conducted through the wholly owned direct and indirect subsidiary companies described below. Revenues are generated primarily by subsidiaries that provide advisory and management services.

Franklin Advisers, Inc.

Franklin Advisers, Inc. ("Advisers") is a California corporation formed in 1985 and is based in San Mateo, California. Advisers is registered as an investment advisor with the Securities and Exchange Commission ( the "SEC") under the Investment Advisers Act of 1940 (the "Advisers Act") and is also registered as an investment advisor in the States of California and New Jersey. Advisers provides investment advisory, portfolio management and administrative services under management agreements with most of the Funds in the Franklin Group of Funds. Advisers manages more than 60% of the Company's total assets under management and generates more than 40% of total Company revenues.

Templeton, Galbraith & Hansberger Ltd.

Templeton, Galbraith & Hansberger Ltd. ("New TGH") is a Bahamian corporation located in Nassau, Bahamas formed in connection with the Acquisition and is the successor company to Old TGH. New TGH is registered as an investment advisor with the SEC under the Advisers Act. New TGH provides investment advisory, portfolio management and administrative services under various management agreements with certain of the Templeton Funds and Institutional Assets. New TGH is the principal investment advisor to the Templeton Funds. Revenues are derived primarily from investment management fees calculated on a sliding scale fund-by-fund basis in relation to Templeton Fund assets under management.

Templeton Investment Counsel, Inc.

Templeton Investment Counsel, Inc. ("TICI") is a Florida corporation formed in October, 1979, based in Ft. Lauderdale, Florida and was acquired by the Company in connection with the Acquisition. TICI is the principal investment advisor to the Institutional Assets. In addition, it provides investment advisory portfolio management services to certain of the Templeton Funds and subadvisory services to certain of the Franklin Funds.

Templeton Global Investors, Inc.

Templeton Global Investors, Inc. ("TGII") is a Delaware corporation formed in October 1987, based in Ft. Lauderdale, Florida and was acquired by the Company in connection with the Acquisition. TGII provides business management services, including fund accounting, securities pricing, trading, compliance and other related administrative activities under various management agreements to certain of the Franklin Templeton Funds. Revenues are derived from business management fees calculated on a sliding scale, fund-by-fund basis in relation to assets under management.

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

Templeton Investment Management (Singapore) Pte. Ltd.

Templeton Investment Management (Singapore) Pte. Ltd. ("Templeton Singapore") is a corporation organized under the laws of and based in Singapore and was formed in connection with the Acquisition. It is registered as the foreign equivalent of an investment advisor in Singapore with the Monetary Authority of Singapore and is also registered with the SEC under the Advisers Act. Templeton Singapore provides investment advisory and related services to certain Templeton Funds and portfolios. Revenues are derived from investment management fees calculated on a fund-by-fund basis in relation to assets under management. Templeton Singapore is principally an investment advisor to emerging market equity portfolios.

Templeton/Franklin Investment Services (Asia) Limited

Templeton/Franklin Investment Services (Asia) Limited is a corporation organized under the laws of, and is based in, Hong Kong. It was formed in late 1993 to distribute and service the Company's financial products in Hong Kong and Southeast Asia.

Templeton Management Limited

Templeton Management Limited is a Canadian corporation formed in October 1982, which, with its subsidiaries, was purchased in the Acquisition, and is registered in Canada as the foreign equivalent of an investment advisor and a mutual fund dealer with the Ontario Securities Commission. It provides investment advisory, portfolio management, distribution and administrative services under various management agreements with the Canadian Funds and with private and institutional accounts.

Franklin/Templeton Distributors, Inc.

Franklin/Templeton Distributors, Inc. ("Distributors") is a New York corporation formed in 1947 whose name was changed from Franklin Distributors, Inc. in connection with the post-Acquisition unification of the Templeton and Franklin organizations. It is registered with the SEC as a broker/dealer and as an investment advisor and is a member of the
National Association of Securities Dealers, Inc. (the "NASD"). As the underwriter of the shares of most of the Franklin Templeton Funds, it earns underwriting commissions on the distribution of shares of the Funds.

Templeton Quantitative Advisors, Inc.

Templeton Quantitative Advisors, Inc. ("TQA") is a Delaware corporation formed in July 1990 and was acquired in the Acquisition. TQA is registered with the SEC as an investment advisor to institutional accounts, including limited partnerships. TQA also offers sophisticated financial research services to third parties through its DAIS division.

Templeton/Franklin Investment Services, Inc.

Templeton/Franklin Investment Services, Inc. ("TFIS") is a Delaware corporation formed in October 1987 and was acquired in the Acquisition. TFIS is registered with the SEC as an investment advisor and broker/dealer and is a member of the NASD. TFIS provides advisory services to wrap fee and comprehensive fee accounts.

Franklin/Templeton Investor Services, Inc.

Franklin/Templeton Investor Services, Inc. ("FTIS") is a California corporation formed in 1981 whose name was changed from Franklin Administrative Services, Inc. in connection with the post Acquisition unification of operations of the Templeton and Franklin organizations. FTIS provides shareholder record keeping services and acts as transfer agent and dividend-paying agent for the Franklin Templeton funds. FTIS is registered with the SEC as a transfer agent under the Securities Exchange Act of 1934 (the "Exchange Act"). FTIS is compensated under an agreement with each Franklin and Templeton open-end mutual fund on the basis of a fixed annual fee per account, which varies with the Fund and the type of services being provided.

Other Templeton Investment Advisory and Related Subsidiaries were acquired or formed in connection with the Acquisition and are organized and located in Florida, California, England, Scotland, Luxembourg, Germany and Australia and provide investment advisory and related services to various domestic and foreign portfolios and private and institutional accounts.

Franklin Templeton Trust Company

Franklin Templeton Trust Company, a California corporation formed in October 1983, ("FTTC") is a trust company licensed by the California Superintendent of Banks. FTTC serves primarily as custodian for Individual Retirement Accounts and Keogh Plans whose assets are invested in the Franklin Templeton Funds, and as trustee or fiduciary of private trusts and retirement plans.

Templeton Funds Trust Company

Templeton Funds Trust Company, a Florida corporation formed in December, 1985, ("TFTC") is a trust company licensed by the Florida Office of the Comptroller. TFTC provides services to Individual Retirement Accounts and Keogh Plans whose assets are invested in the Templeton Family of Funds, and serves as trustee of commingled trusts for qualified retirement plans.

Franklin Management, Inc.

Franklin Management, Inc., a California corporation organized in February 1978 ("FMI"), is a registered investment advisor for private accounts. FMI also provides advisory services to third party broker/dealer wrap fee programs.

Franklin Institutional Services Corporation

Franklin Institutional Services Corporation ("FISCO") is a California corporation organized in August 1991. FISCO is a registered investment advisor and provides services to bank trust departments, municipalities, corporate and public pension plans and pension consultants.

Franklin Agency, Inc.

Franklin Agency, Inc. ("Agency") is a California corporation organized in December 1971. Agency provides insurance agency services for the Franklin Valuemark annuity products.

Templeton Funds Annuity Company

Templeton Funds Annuity Company ("TFAC") is a Florida corporation formed in January 1984 and purchased in the Acquisition which offers variable annuity products. TFAC is principally regulated by the Florida Department of Insurance and Treasurer.

Templeton Worldwide, Inc.

Templeton Worldwide, Inc. is a Delaware corporation organized in July 1992 as a holding company for all of the Templeton companies acquired or formed in connection with the Acquisition.

                   Subsidiaries-Other Financial Services

The Company is also engaged in three other lines of business in the financial services marketplace conducted through the subsidiaries described below: consumer lending services, the sponsorship and management of public and private real estate programs and the marketing and distribution of primarily investment related insurance products.


Consumer Lending Services

Franklin Bank (the "Bank"), formerly Pacific Union Bank & Trust Company, an in-excess-of-90% owned subsidiary of the Company, is a non-Federal Reserve member California State chartered bank. The Bank was formed in 1974 and was acquired by the Company in December 1985. The Bank, with total assets of $208.9 million as of September 30, 1994, provides consumer banking products and services such as credit cards, auto loans, deposit accounts and consumer loans. The Bank does not exercise its commercial lending powers in order to maintain its status as a "non-bank bank" pursuant to the provisions of the Competitive Equality Banking Act of 1987 ("CEBA") which permits the Company, a "non banking company" prior to CEBA, to remain exempt from the Bank Holding Company Act under the "grandfathering" provisions of CEBA. As a non-bank bank, it is subject to various regulatory limitations, including limits on the increase in its asset growth to 7% on an annual basis as well as a prohibition on engaging in any activity in which it was not engaged in March of 1987.

Franklin Capital Corporation

Franklin Capital Corporation ("FCC") is a Utah corporation formed in November 1993 to expand the Company's auto lending activities. FCC conducts its business primarily in the Western region of the United States and originates its loans through a network of approximately two hundred
(200) auto dealerships representing a wide variety of makes and models. FCC offers several different loan programs to finance new and used vehicles. Since its formation in November 1993, FCC has originated approximately $200 million in consumer auto loans. FCC also acquires credit card receivables from the Bank.

Real Estate Subsidiaries

The Company's real estate related line of business is conducted primarily through two (2) principal subsidiary corporations. Franklin Properties, Inc. ("FPI") is a real estate investment and management company organized in California in April 1988, which sponsors and manages three (3) real estate investment trusts, which are traded publicly on the American Stock Exchange. Property Resources, Inc. ("PRI"), a California corporation organized in April 1967 and acquired by the Company in December 1985, is a real estate syndication company, serving as general partner or advisor for real estate investment programs.

Insurance Services

ILA Financial Services, Inc. ("ILA") is an Arizona corporation that is 80% owned by the Company. It was formed in June 1969 as an insurance holding company. Its principal subsidiary is Arizona Life Insurance Company ("Arizona Life") based in Phoenix, Arizona. After the close of the 1994 fiscal year, substantially all of the operating assets of Arizona Life, consisting of term life policies, were sold and Arizona Life's liabilities thereunder were assumed by the purchaser of such assets. ILA is presently pursuing the sale of Arizona Life's insurance charter and licenses. ILA specializes in marketing annuity products. ILA is licensed to sell life and disability insurance in Arizona. Arizona Life is an Arizona domestic, Legal Reserve Insurance Company licensed to conduct business in seven (7) states, including Arizona.


                           Investment Management

The   Franklin  Templeton  Group  accommodates  a  variety  of   investment
objectives, including, capital appreciation, growth and income, income, tax-free income and stability of principal. In seeking to achieve such objectives, each portfolio emphasizes different investment securities. Portfolios seeking income focus on taxable and tax-exempt money market instruments, tax-exempt municipal bonds, fixed income debt securities of corporations and of the United States government and its agencies and instrumentalities such as the Government National Mortgage Association
("GNMA"  or  "Ginnie  Mae"),   the  Federal National  Mortgage  Association
("Fannie  Mae"),  and the Federal Home Loan Mortgage Corporation  ("Freddie
Mac").   Portfolios  that  seek capital appreciation  invest  primarily  in equity securities in a wide variety of international and domestic markets, some seek broad national market exposure, while others focus on narrower sectors such as precious metals, health care, emerging technology, mid-cap companies, real estate securities and utilities. Still others focus on
investments  in  particular  emerging  market  countries  and  regions.   A
majority   of   the  assets  managed  are  income-oriented.  Domestic   and
international assets such as common stocks represent approximately 50% of total assets managed.

The Institutional Assets include many of the world's largest corporations, endowments, charitable foundations, pension funds and other institutions. Investment management services for such portfolios focus on specific client objectives utilizing the various investment techniques offered by the Franklin Templeton Group.

During the fiscal year ended September 30, 1994, except for the Company's money market funds, and funds specifically designed for institutional investors, whose shares are sold without a sales charge at all purchase levels, shares of the open end funds in the Franklin Templeton Funds were generally sold at their respective net asset value per share plus a sales charge which varies depending on the individual fund and the amount purchased. In accordance with certain terms and conditions described in the prospectuses for such Funds, certain investors are eligible to purchase shares at net asset value or at reduced rates, and investors may generally exchange their shares of a fund at net asset value for shares of another fund in the Franklin Templeton Group when they believe such an investment decision is appropriate.

As of September 30, 1994, the net asset holdings of the four largest funds in the Franklin Templeton Group were Franklin Custodian Funds, Inc. ($19.7 billion), Franklin California Tax-Free Income Fund, Inc. ($13.1 billion), Franklin Federal Tax-Free Income Fund ($6.8 billion), and the Templeton Growth Fund ($5.6 billion). At September 30, 1994, these four mutual funds represented, in the aggregate, 38% of all assets under management in the Franklin Templeton Group.

The Franklin Custodian Funds, Inc. ("Custodian") consists of five separate series, each representing a separate portfolio with its own investment objectives and policies. The largest of these is the U.S. Government Securities Series which is invested almost exclusively in GNMA obligations. As of September 30, 1994, the aggregate net assets of the U.S. Government Securities Series exceeded $11.7 billion.

The Company believes that among the factors contributing to investor demand for shares of the Franklin U.S. Government Securities Series is its yield and the government's guarantee of timely payment of principal and interest on the GNMA certificates in the portfolio of such fund.

The Franklin California Tax-Free Income Fund, Inc. and the Franklin Federal Tax-Free Income Fund emphasize investments in a diversified portfolio of municipal securities, the interest on which is exempt from federal income tax. The Franklin California Tax-Free Income Fund, Inc. has the further investment objective of paying dividends to its shareholders which are exempt from California personal income taxes. The Franklin California Tax-Free Income Fund, Inc. is believed to be the largest municipal bond mutual fund in the nation.

The Templeton Growth Fund seeks long-term capital growth through a flexible policy of investing in stocks and debt obligations of companies and governments of any nation.


                         General Fund Description

Set forth in the tables below is a brief description of the Funds and of the principal investments and investment strategies of such Funds or portfolios comprising most of the principal Funds or portfolios in the Franklin Templeton Group separated into 16 different general categories as follows:

        (i)   Franklin Funds Seeking Preservation of Capital and Income

        (ii)  Franklin Funds Seeking Current Income

        (iii) Franklin Funds Seeking Tax-Free Income

        (iv)  Franklin Funds Seeking Growth and Income

        (v)   Franklin Funds Seeking Capital Growth

        (vi) Franklin Funds for Tax-Deferred Investments (Valuemark variable annuity)

        (vii) Franklin Closed-End Funds

        (viii)Franklin Funds for Institutional Investors

        (ix)  Franklin Templeton International Currency Funds

        (x)   Templeton  Funds Seeking Capital Growth from Global
              Portfolios

        (xi)  Templeton Funds Seeking Capital Growth from Domestic
              Portfolios

        (xii) Templeton Funds Seeking High Current Income from Global
              Portfolios

        (xiii)Templeton SICAV Funds

        (xiv) Templeton Canadian Funds

        (xv)  Templeton Closed-End Funds

        (xvi) Representative Templeton International Portfolios

(i)  Franklin Funds Seeking Preservation of Capital and Income

Name of Fund         Inception  Principal
                     Date       Investments/Strategy

Franklin Money Fund  5/1/76     Money Market Instruments.
                                Invests in short-term securities
                                for capital preservation,
                                liquidity and dividends.

Franklin Federal     5/13/80    Short-term Instruments backed by
Money Fund                      U.S. government securities.
                                Invests in repurchase agreements
                                collateralized by U.S.
                                government securities.

Franklin Tax-        2/18/82    Invests in short-term municipal
Exempt Money Fund               securities for federally tax-
                                free dividends.

Franklin California  9/3/85     Invests in short-term California
Tax-Exempt Money                municipal securities for double
Fund                            tax-free dividends.

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

Name of Fund         Inception  Principal
                     Date       Investments/Strategy

Franklin Adjustable  12/26/91   Double A rated mortgage-backed
Rate Securities                 securities. ARMS created by
Fund                            private issuers as well as
                                Ginnie Mae, Fannie Mae and
                                Freddie Mac. Seeks high current
                                income and increased price
                                stability.

Franklin Adjustable  10/20/87   Government or government agency
U.S. Government                 guaranteed adjustable rate
Securities Fund                 mortgage-backed securities.
                                Pooled adjustable rate mortgage
                                securities (ARMS). Seeks income
                                with lower volatility of
                                principal.

Franklin's AGE High  12/31/69   High yielding lower rated
Income Fund                     corporate bonds. Seeks high
                                current income.

Franklin Global      3/15/88    Global government fixed-income
Government Income               securities. Seeks high current
Fund                            income.

Franklin/Templeton   12/31/92   German government bonds.
German Government
Bond Fund

Franklin Investment  1/14/87    High grade corporate and U.S.
Grade Income Fund               government securities. Seeks
                                high current income.

Franklin Short-      4/15/87    U.S. government securities.
Intermediate U.S                Seeks income and relative
Government                      stability of principal by
Securities Fund                 investing in less volatile,
                                shorter term securities of U.S.
                                government securities carrying
                                the full faith and credit
                                guarantee of the U.S.
                                government.

Franklin Tax-        5/4/87     High yielding corporate bonds.
Advantaged High                 Designed for non-U.S. investors
Yield Securities                seeking income from high yield
Fund                            corporate bonds, exempt from non-
                                resident alien taxation.

Franklin Tax-        6/9/90     Foreign debt securities.
Advantaged                      Invests in qualifying debt
International Bond              securities and foreign currency
Fund                            denominated debt securities of
                                non-U.S. issuers that are not
                                subject to U.S. federal income
                                tax or U.S. tax withholding
                                requirements. Designed for non-
                                U.S. investors.

Franklin Tax-        5/4/87     Ginnie Mae securities. Seeks
Advantaged U.S.                 high current income by investing
Government                      primarily in Ginnie Mae
Securities Fund                 securities carrying the full
                                faith and credit guarantee of
                                the U.S. government, exempt from
                                non-resident alien taxation.

U.S. Government      5/31/70    Ginnie Mae Securities.  Seeks
Securities Series               high current income by investing
(a series of                    primarily in Ginnie Mae
Franklin Custodian              securities carrying the full
Funds, Inc.)                    faith and credit guarantee of
                                the U.S. government.

Franklin Corporate   1/14/87    Preferred securities.  Seeks
Qualified Dividend              high after-tax income for
Fund                            corporations eligible for the
                                dividend received deduction.
(iii) Franklin Funds Seeking Tax-Free Income

Federal Tax-Free
Funds

Name of Fund         Inception  Principal
                     Date       Investments/Strategy

Franklin Federal     9/21/92    Diversified municipal bonds with
Intermediate-Term               an average maturity of three to
Tax-Free Income                 ten years.
Fund

Franklin Federal     10/7/83    Diversified municipal bonds.
Tax-Free Income                 Seeks federal tax-free income by
Fund                            investing in nationally
                                diversified, investment quality
                                municipal bonds.

Franklin High Yield  3/18/86    High yielding municipal bonds.
Tax-Free Income                 Seeks federal tax-free income by
Fund                            investing in nationally
                                diversified, high yield, medium
                                and lower rated municipal bonds.

Franklin Puerto      8/3/85     For U.S. citizens and residents.
Rico Tax-Free                   Seeks to provide a maximum level
Income Fund                     of income exempt from federal
                                income tax and  personal income
                                taxes of the majority of the
                                states.

Franklin Insured     4/1/85     Diversified portfolio of insured
Tax-Free Income                 municipal bonds.  Seeks federal
Fund                            tax-free income by investing in
                                nationally diversified, insured
                                municipal bonds.

State Tax-Free
Funds

The Company manages insured state tax-free funds established from 1985 to 1994 in the states of Arizona, California, Florida, Massachusetts, Michigan, Minnesota, New York and Ohio whose principal investments and strategy are the purchase of insured municipal bonds exempt from federal and specified state personal income taxes providing an investment vehicle for double tax-free income from long-term municipal securities. In addition, the Company manages 27 non-insured state tax-free income funds established from 1977 to 1994 providing double tax-free income from long-term municipal securities to residents of 23 states.

(iv)  Franklin Funds Seeking Growth and Income

Name of Fund         Inception  Principal
                     Date       Investments/Strategy

Franklin Balance     4/2/90     Undervalued securities of closed-
Sheet Investment                end funds and common stocks
Fund                            which have per-share current
                                market values believed to be
                                below their net asset or book
                                values.

Franklin             4/15/87    Convertible bonds and
Convertible                     convertible preferred stock.
Securities Fund                 Seeks high current income,
                                potential capital growth and
                                downside protection in declining
                                markets.

Franklin Global      7/2/92     Equity and debt securities
Utilities Fund                  issued by foreign and domestic
                                utilities companies.

Income Series (a     3/31/48    High yielding stocks and bonds.
series of Franklin              Invests in a diversified
Custodian Funds,                portfolio of high yielding lower
Inc.)                           rated corporate bonds, preferred
                                stocks and dividend paying
                                common stocks.

Franklin Rising      4/2/90     Growth stocks with increasing
Dividends Fund                  dividends.  Invests in stocks
                                with consistent, substantial
                                dividend increases for capital
                                growth.

Franklin Equity      3/15/88    Common stocks with high dividend
Income Fund                     yields.  Invests in high
                                yielding common stocks for
                                greater price stability, capital
                                appreciation and high current
                                dividend income.

Utilities Series (a  9/30/48    Growth utilities stocks.
series of Franklin              Invests in utility companies
Custodian Funds,                located in high growth areas.
Inc.)

Franklin Premier     12/5/51    Common stocks and options.
Return Fund                     Invests in established dividend-
                                paying stocks and writes covered
                                call options on many of these
                                stocks to generate additional
                                return.

Franklin Strategic   5/24/94    Domestic and foreign fixed-
Income Fund                     income securities.

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

Franklin Equity      1/1/33     Undervalued common stocks.
Fund                            Invests in common stocks of
                                seasoned companies with low
                                prices in relation to earnings
                                growth.

Growth Series (a     3/31/48    Leading growth stocks. Invests
series of the                   in well-known companies with
Franklin Custodian              demonstrated growth
Funds, Inc.)                    characteristics.

Franklin             9/20/91    Common stocks of companies
International                   outside the U.S.
Equity Fund

Franklin Pacific     9/20/91    Common stocks of companies in
Growth Fund                     the Pacific Rim.

Franklin Small Cap   2/14/92    Common Stocks of small
Growth Fund                     capitalization companies.

Franklin Real        1/3/94     Equity securities of companies
Estate Securities               engaged in the real estate
Fund                            industry, primarily real estate
                                investment trusts.

(vi) Franklin Funds for Tax-Deferred Investments

Franklin Valuemark Funds is a diversified, open-end management investment company currently consisting of twenty separate series or portfolios which offer a wide range of investment objectives, strategies, and risks. Shares are currently sold only to separate accounts of the Allianz Life Insurance Company of North America and its affiliates to fund the benefits under variable life insurance policies and variable annuity contracts.
Products presently offered include single premium variable life insurance ("Valuemark I"), flexible premium variable life insurance ("ValueLife"), two flexible premium variable annuities
("Valuemark II" in California and New York and "Valuemark III" in all other states), and an immediate variable annuity
("Valuemark Income Plus"). The portfolios are managed by Advisers, TICI, New TGH, TQA and Templeton Hong Kong. The investment objectives and policies of most of the portfolios are similar to those of other portfolios in the Franklin Templeton
Funds, although certain insurance and expense related differences will cause the performance of the Valuemark portfolio to differ.

(vii)  Franklin Closed-End Funds

Name of Fund         Inception  Principal
                     Date       Investments/Strategy

Principal Maturity   1/19/89    Mortgage-backed securities, zero
Trust (listed on                coupon securities and high
the New York Stock              income producing debt
Exchange "NYSE")                securities.  Seeks to return
                                investors' original capital of
                                $10 per share on or before May
                                31, 2001, while providing high
                                monthly income.

Franklin Universal   9/23/88    Fixed-income debt securities,
Trust (listed on                dividend paying stocks and
the NYSE)                       securities of precious metals
                                and natural resources companies.
                                Seeks high current income
                                consistent with preservation of
                                capital.

Franklin Multi-      10/24/89   High yielding, fixed-income
Income Trust                    corporate securities as well as
(listed on the                  dividend-paying stocks of
NYSE)                           companies engaged in the public
                                utilities industry.  Seeks high
                                current income consistent with
                                preservation of capital as well
                                as growth of income through
                                dividend increases and capital
                                appreciation.

(viii)   Franklin Funds for Institutional Investors

Name of Fund         Inception  Principal
                     Date       Investments/Strategy

Money Market         7/17/85    Money Market Instruments.
Portfolio                       Invests in short-term securities
                                for capital preservation,
                                liquidity and dividends.

Franklin Late Day    1/19/88    Money Market Instruments,
Money Market                    including repurchase agreements
Portfolio                       which allow for investor
                                purchases later in the day than
                                generally available from other
                                money funds.

Franklin U.S.        1/19/88    Short-term instruments backed by
Government                      U.S. government securities.
Securities Money                Invests in repurchase agreements
Market Portfolio                collateralized by U.S.
                                government securities.

Franklin U.S.        8/20/91    U.S. Treasury securities.
Treasury Money                  Invests in short-term U.S.
Market Portfolio                Treasury obligations.

Franklin             1/2/92     A portfolio of mortgage-backed
Institutional                   securities.  Pooled adjustable
Adjustable Rate                 rate mortgage securities
Securities Fund                 ("ARMS").

Franklin Strategic   2/1/93     Mortgage-back securities.
Mortgage Portfolio              Pooled mortgages issued or
                                guaranteed by Ginnie Mae, Fannie
                                Mae or Freddie Mac.

FISCO MidCap Growth  8/17/93    Medium capitalization stocks.
Fund                            Seeks total return exceeding the
                                total return of aggregate U.S.
                                medium capitalization stocks as
                                measured by a benchmark.

Franklin             11/1/91    Invests in a portfolio of
Institutional                   adjustable U.S. government or
Adjustable U.S.                 guaranteed agency mortgage-
Government                      backed securities.  ARMS created
Securities Fund                 by Ginnie Mae, Fannie Mae and
                                Freddie Mac.  Seeks high current
                                income and increased price
                                stability.

U.S. Government      5/20/91    Mortgage-backed securities.
Adjustable Rate                 ARMS created by Ginnie Mae,
Mortgage Portfolio              Fannie Mae and Freddie Mac.
(sold only to other             Seeks high current income and
investment                      increased price stability.
companies)

Adjustable Rate      11/5/91    Mortgage-backed securities.
Securities                      ARMS.
Portfolio (sold
only to other
investment
companies)

The Money Market     7/28/92    Money Market instruments.
Portfolio (sold                 Invests in short-term securities
only to other                   for capital preservation,
investment                      liquidity and dividends.
companies)

The U.S. Government  7/28/92    Short-term Instruments backed by
Securities Money                U.S. government securities.
Market Portfolio                Invests in repurchase
(sold only to other             agreements, collateralized by
investment                      U.S. government securities.
companies)

Franklin Cash        7/1/94     Money market instruments.
Reserves Fund                   Invests in short-term securities
                                for capital preservation,
                                liquidity, and dividends.

Franklin U. S.       2/8/94     Short-term instruments backed by
Government Agency               U.S. government securities.
Money Market Fund               Invests in repurchase agreements
                                collateralized by U. S.
                                government securities.

AEA Cash Management  2/8/94     Money market instruments.
Fund                            Invests in short-term securities
                                for capital preservation,
                                liquidity, and dividends.

(ix)  Franklin Templeton International Currency Funds

Name of Fund         Inception  Principal
                     Date       Investments/Strategy

Franklin/Templeton   6/30/86    High quality money market
Global Currency                 instruments denominated in three
Fund                            or more of 16 major world
                                currencies seeking to maximize
                                total return.

Franklin/Templeton   11/17/89   High quality money market
Hard Currency Fund              instruments denominated in three
                                or more of the five major
                                currencies of lowest inflation
                                countries and the Swiss Franc,
                                seeking to protect against U.S.
                                dollar depreciation.

Franklin/Templeton   11/17/89   High quality money market
High Income                     instruments denominated in three
Currency Fund                   or more of the ten highest
                                yielding major currencies,
                                seeking higher current income
                                than that of U.S. dollar money
                                market instruments.

(x)  Templeton Funds Seeking Capital Growth from Global
Portfolios

Name of Fund         Inception  Principal
                     Date       Investments/Strategy

Templeton            10/17/91   Invests in stock of issuers in
Developing Markets              countries with developing
Trust                           markets.

Templeton Foreign    10/5/82    Invests in stocks and bonds of
Fund                            foreign issuers

Templeton Global     2/28/90    Invests in securities issued by
Opportunities Trust             companies and governments of any
                                nation

Templeton Growth     11/29/54   Invests in stocks and bonds
Fund                            issued by companies and
                                governments of any nation.

Templeton Real       9/18/89    Invests in securities of
Estate Securities               domestic and foreign companies
Fund                            engaged in or related to the
                                real estate industry

Templeton Smaller    6/1/81     Invests in common stocks of
Companies Growth                smaller companies of any nation.
Fund

Templeton World      1/17/78    Invests in stocks and bonds of
Fund                            foreign and domestic companies.
(xi)  Templeton Funds Seeking Capital Growth From Domestic
Portfolios

Name of Fund         Inception  Principal
                     Date       Investments/Strategy

Templeton American   3/27/91    Invests no less than 65% of
Trust                           assets in stocks and bonds of
                                U.S. companies and the U.S.
                                government
(xii)  Templeton Funds Seeking High Current Income from Global
Portfolios

Name of Fund         Inception  Principal
                     Date       Investments/Strategy

Templeton Income     9/24/86    Invests in bonds and dividend
Fund                            paying stocks of companies and
                                governments of any nation.
(xiii)  Templeton SICAV Funds

Templeton Global Strategy SICAV)

Equity Funds (denominated in U.S. Dollars unless otherwise noted)

Name of Fund         Inception  Principal
                     Date       Investments/Strategy

Templeton Global     2/28/91    Seeks long-term capital growth
Growth Fund                     by investing mainly in the
                                shares of companies of any size
                                found in any nation.

Templeton            4/26/91    Seeks long-term capital growth
Deutschemark Global             by investing mainly in shares of
Growth Fund                     companies of any size found in
                                any nation (denominated in
                                Deutschemarks).

Templeton Smaller    7/8/91     Seeks long-term capital growth
Companies Fund                  by investing mainly in shares of
                                companies with a market
                                capitalization of less than $1
                                billion found in any nation.

Templeton Pan        2/28/91    Seeks long-term capital growth
American Fund                   by investing mainly in shares of
                                companies of all sizes based in
                                the North or South American
                                continents.

Templeton Far East   6/30/91    Seeks long-term capital growth
Fund                            by investing mainly in shares of
                                companies of all sizes which are
                                based or derive significant
                                profits from the Far East.

Templeton Emerging   2/28/91    Seeks long-term capital growth
Markets Fund                    by investing in the shares and
                                debt obligations of corporations
                                and governments of developing or
                                emerging nations.

Templeton European   4/17/91    Seeks long-term capital growth
Fund                            by investing mainly in shares of
                                companies of all sizes based in
                                European countries (denominated
                                in Swiss francs).
Fixed Income Funds (denominated in U.S. Dollars unless otherwise noted)

Name of Fund         Inception  Principal
                     Date       Investments/Strategy

Templeton Global     2/28/91    Seeks to maximize current income
Income Fund                     by investing mainly in fixed-
                                interest securities of
                                governments and companies
                                worldwide.

Templeton            2/28/91    Seeks to maximize total
Deutschemark Global             investment return by investing
Bond Fund                       in a wide variety of fixed-
                                interest securities, including
                                those issued by supranational
                                bodies such as The World Bank
                                (denominated in Deutschemarks).

Templeton US         2/28/91    Seeks security of capital and
Government Fund                 income by investing in bonds
                                issued by the US government and
                                its agencies.

Templeton Emerging   7/5/91     Seeks to maximize total
Markets Fixed                   investment return by investing
Income Fund                     mainly in dollar and non-dollar
                                denominated debt obligations of
                                emerging markets.

Templeton Haven      7/8/91     Seeks to maintain a stable share
Fund                            price by investing in short-term
                                high quality transferable debt
                                securities (denominated in Swiss
                                francs).
Templeton Worldwide Investments SICAV

Growth Portfolio     8/21/89    Seeks long term capital growth
                                by investing in all types of
                                securities issued by companies
                                or governments of any nation.

Income Portfolio     8/21/89    Seeks high current income and
                                relative stability of net asset
                                value by investing in high
                                quality money market instruments
                                and debt securities with
                                remaining maturities in excess
                                of two years.
(xiv)  Templeton Canadian Funds

Non-Institutional
Funds

Name of Fund         Inception  Principal
                     Date       Investments/Strategy

Templeton Balanced   04/07/83   Seeks to achieve long term
Fund                            capital appreciation consistent
                                with reasonable security of
                                capital.  It invests primarily
                                in a combination of common and
                                preferred shares, bonds, and
                                debentures; managed to comply
                                with eligibility requirements
                                under Canadian law regarding
                                retirement and deferred profit
                                sharing plans.

Templeton Emerging   09/20/91   Seeks long-term capital
Markets Fund                    appreciation by investing
                                primarily in emerging country
                                equity securities.

Templeton Global     06/07/88   Seeks to provide high current
Bond Fund                       income by investing primarily in
                                a portfolio of fixed income
                                securities of issuers throughout
                                the world.

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

Templeton Canadian   01/02/90   Seeks high current income by
Bond Fund                       investing primarily in publicly
                                traded debt securities issued or
                                guaranteed by Canadian
                                governments or their agencies,
                                or issued by Canadian
                                municipalities or corporations.

Templeton Canadian   01/03/89   Seeks capital appreciation
Stock Fund                      through investment in a
                                diversified portfolio of
                                Canadian equity securities
                                selected with a view to
                                offsetting inflation and sharing
                                in the growth of the Canadian
                                economy. Managed to meet the
                                eligibility requirements of the
                                Canadian law regarding
                                retirement and deferred profit
                                sharing plans.

Templeton            01/03/89   Seeks long term total return
International Stock             through a flexible policy of
Fund                            investing in shares and debt
                                obligations of companies and
                                governments outside of Canada
                                and the United States.

Templeton Treasury   02/29/88   Seeks a high level of current
Bill Fund                       income consistent with
                                preservation of capital and
                                liquidity through investments in
                                Canadian government or agency
                                debt obligations and high
                                quality money market
                                instruments.
Funds for
Institutional
Investors

Name of Fund         Inception  Principal
                     Date       Investments/Strategy

Templeton Canadian   07/06/90   Seeks capital appreciation by
Equity Trust                    investing in Canadian equity
                                growth securities.

Templeton Emerging   07/06/90   Seeks long term capital
Markets Trust                   appreciation by investing
                                primarily in emerging country
                                equity securities.

Templeton Global     07/06/90   Seeks long term capital
Equity Trust                    appreciation by investing in
                                stocks and bonds issued by
                                companies and governments of any
                                nation.

Templeton            07/06/90   Seeks long term capital
International                   appreciation by investing in
Equity Trust                    stocks and bonds issued by
                                companies and governments of any
                                nation.

Templeton            07/06/90   Seeks long term total return
International Stock             through a flexible policy of
Trust                           investing in shares and debt
                                obligations of companies and
                                governments outside of Canada
                                and the United States.

Closed-End Funds

Name of Fund         Inception  Principal
                     Date       Investments/Strategy

Templeton Emerging   6/21/94    Long-term capital appreciation,
Markets                         by investing in equity
Appreciation Fund               securities debt obligations of
(listed on Toronto              issuers in emerging market
Stock Exchange and              countries.
Montreal Stock
Exchange)

(xv)  Templeton Closed-End Funds

Name of Fund         Inception  Principal
                     Date       Investments/Strategy

Templeton Emerging   2/26/87    Long-term capital appreciation
Markets Fund, Inc.              achieved by investing primarily
(listed on the NYSE             in emerging markets equity
and Pacific Stock               securities.
Exchange "PSE")

Templeton Global     3/17/88    High current income with a
Income Fund, Inc.               secondary investment objective
(listed on the NYSE             of capital appreciation when
and PSE)                        consistent with its principal
                                objective by investing primarily
                                in a portfolio of fixed-income
                                securities (including debt
                                securities and preferred stock)
                                of U.S. and foreign issuers.

Templeton Global     11/22/88   High level of current income
Governments Income              consistent with the preservation
Trust (listed on                of capital achieved by investing
the NYSE)                       at least 65% of its total assets
                                in debt securities issued or
                                guaranteed by governments,
                                government agencies
                                supranational entities,
                                political subdivisions and other
                                government entities of various
                                nations throughout the world.

Templeton Global     5/23/90    High level of total return
Utilities, Inc.                 (income plus capital
(listed on the AMEX             appreciation),without undue
and the Midwest                 risk, through investment of at
Stock Exchange)                 least 65% of its total assets in
                                equity and debt securities
                                issued by domestic and foreign
                                companies in the utility
                                industries.

Templeton Emerging   9/23/93    High current income with a
Markets Income                  secondary investment objective
Fund, Inc. (listed              of capital appreciation achieved
on the NYSE)                    by investing primarily in a
                                portfolio of high yielding debt
                                obligations of sovereign or
                                sovereign-related entities and
                                private sector companies in
                                emerging market countries.

Templeton China      9/9/93     Long-term capital appreciation,
World Fund, Inc.                by investing primarily in equity
(listed on the                  securities of companies
NYSE)                           organized under the laws of or
                                with a principal office in the
                                People's Republic of China
                                ("PRC"), Hong Kong or Taiwan
                                collectively "Greater China",
                                for which the principal trading
                                market is in Greater China, and
                                which derive at least 50% of
                                their revenues from goods or
                                services sold or produced in, or
                                have at least 50% of their
                                assets in, the PRC.

Templeton Vietnam   9/15/94     Long-term  capital  appreciation
Opportunities Fund,             achieved  by  investing  in  the
Inc.  (Listed on                equity   securities  of  Vietnam
NYSE)                           Companies.

Templeton Emerging  4/29/94     Capital appreciation achieved by
Markets                         investing substantially  all  of
Appreciation Fund,              its  assets  in a  portfolio  of
Inc. (Listed on                 equity   securities   and   debt
NYSE)                           obligations   of   issuers    in
                                emerging market countries.

Templeton Dragon    9/21/94     Long-term  capital  appreciation
Fund, Inc. (Listed              achieved  by investing at  least
on NYSE and Osaka               45%  of its total assets in  the
Securities                      equity  securities of  companies
Exchange)                       (i) organized under the laws of,
                                or  with a principal office  in,
                                the  People's Republic of  China
                                or  Hong  Kong, or the principal
                                business activities of which are
                                conducted in China or Hong  Kong
                                or   for   which  the  principal
                                equity securities trading market
                                is  in  China or Hong Kong,  and
                                (ii) that derive at least 50% of
                                their  revenues  from  goods  or
                                services  sold or  produced,  or
                                have   at  least  50%  of  their
                                assets in China or Hong Kong.

(xvi)  Representative Templeton International Portfolios

Name of Fund         Inception  Principal
                     Date       Investments/Strategy

Templeton Emerging   06/19/89   Seeks long term capital
Markets Investment              appreciation through investing
Trust Plc.                      in companies operating or
                                trading in emerging market
                                countries. (Closed End)

Templeton Latin      5/3/94     Seeks long-term capital growth
America Investment              by investing in companies listed
Trust Plc.                      on stock exchanges in Latin
                                America or that have substantial
                                trading interests in that
                                region. (Closed End)

Templeton Global     08/29/88   Seeks to provide income through
Balanced Trust                  an internationally diversified
                                portfolio of equities, fixed
                                interest, and convertible
                                stocks.  (Unit Trust)

Templeton Global     08/29/88   Seeks to maximize total
Growth Trust                    investment return by investing
                                in an internationally
                                diversified portfolio of equity
                                shares and convertible stocks.
                                (Unit Trust)

Templeton/National   04/06/93   Growth Portfolio - Seeks long
Bank of Greece                  term capital growth through
Trans-European Fund             investments in stock and debt
                                securities of companies and
                                governments primarily located in
                                the European Economic Community.
                                Income Portfolio - Seeks high
                                current income and relative
                                stability of principal through
                                investments in debt securities
                                of companies and governments
                                located primarily in the
                                European Economic Community.

Templeton Value      06/08/89   Seeks maximum total investment
Trust                           return by investing in all
                                geographic and economic sectors.

Asian Development    01/22/88   Seeks to maximize overall long-
Equity Fund                     term return by investing,
                                directly or indirectly, mainly
                                in shares, convertible bonds,
                                warrants, and other equity
                                related securities of entities
                                in the Asian developing
                                countries.

Templeton Asia Fund  11/14/89   Seeks to achieve long-term
                                capital appreciation by
                                investing primarily in equity
                                securities of entities which
                                either are listed on recognized
                                exchanges in capital markets of
                                the Asia/Oceania Region or which
                                have their area of primary
                                activity in those same capital
                                markets.

Templeton Emerging   06/24/93   Seeks to achieve long-term
Asia Fund                       capital appreciation by
                                investing primarily in equity
                                securities of companies which
                                are either listed on recognized
                                exchanges in capital markets in
                                emerging Asian countries or
                                companies which have their
                                primary activity in those same
                                capital markets.

Templeton Global     07/13/88   Seeks to achieve high current
Income Portfolio,               income by investing primarily in
Ltd.                            a portfolio of fixed income
                                securities (including debt
                                securities and preferred stock)
                                of issuers throughout the world.

Recent Mutual Fund Introductions

The mutual funds referenced above include two new municipal bond funds introduced during the year ended September 30, 1994: Franklin Arkansas Municipal Bond Fund and Franklin Tennessee Municipal Bond Fund. During the year, Templeton successfully introduced four closed-end funds in the U.S., Japan and Canada. The Templeton Dragon Fund, Inc. raised a net amount of $759,485,844 in the U.S. and Japan. The Vietnam Opportunities Fund, Inc. and Templeton Emerging Markets Appreciation Fund, Inc. raised net amounts of $112,810,543 and $59,172,907, respectively, in the U.S. The Templeton Emerging Markets Appreciation Fund raised a net amount of $63,750,000 in Canada. In addition, Templeton also introduced the following open-end funds: Franklin/Templeton Japan Fund; Templeton Americas Government Securities Fund; Templeton Global Infrastructure Fund; and Templeton Global Rising Dividends Fund. In addition, Franklin introduced the Franklin Strategic Income Fund, Franklin Real Estate Securities Fund, Franklin Cash Reserves Fund, Franklin U. S. Government Agency Money Market Fund, AEA Cash Management Fund, Franklin/Templeton German Government Bond Fund, Franklin/Templeton Global Currency Fund, Franklin/Templeton Hard Currency Fund and Franklin/Templeton High Income Currency Fund.


(b)        FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Information on the Company's operations in various geographic areas of the world and a breakout of business segment information is contained in Footnote 5 to the Consolidated Financial Statements contained in Item 8. herein.

(c)        NARRATIVE DESCRIPTION OF BUSINESS

             Investment Management and Administrative Services

The Company, through its various subsidiaries described above, provides investment advisory, portfolio management, transfer agent and administrative services to the Franklin Templeton Group. Such services are provided pursuant to agreements in effect with each of the U.S. registered Franklin Templeton Funds. Comparable agreements are in effect with foreign registered Funds and with managed accounts. The management agreements for the U.S. registered Franklin Templeton Funds continue in effect for successive annual periods, providing such continuance is specifically approved at least annually by a majority vote cast in person at a meeting of such Funds' Boards of Trustees or Directors called for that purpose, or by a vote of the holders of a majority vote of the Funds' outstanding voting securities, and in either event, by a majority of such Funds' trustees or directors who are not parties to such agreement or interested persons of the Funds or the Company within the meaning of the 40 Act. Trustees and directors of Funds' boards are hereinafter referred to as "directors". Foreign registered Funds have various termination rights and provisions.

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

If there were to be a termination of a significant number of the management agreements between the Franklin Templeton Funds and the Company's subsidiaries, such termination would have a material adverse impact upon the Company. To date, no management agreements of the Company or any of its subsidiaries with any of the Franklin Templeton Funds have been involuntarily terminated.

As of September 30, 1994, substantially all of the stock of the various directly and indirectly owned subsidiary companies was owned directly by the Company or subsidiaries thereof, except for nominal numbers of shares with respect to certain foreign entities required to be owned by nationals of such countries in accordance with foreign law and certain other limited minority ownership of ILA and Franklin Bank. Charles B. Johnson, Rupert H. Johnson, Jr. and R. Martin Wiskemann beneficially own approximately 19.8%, 15.7% and 9.8%, respectively, of the outstanding voting common stock of the Company. Charles B. Johnson and his brother Rupert H. Johnson, Jr. serve on the Board of Directors of the Company as well as on most of the Franklin Funds' boards and some of the Templeton Funds' boards.

Under the terms of the management agreements with the Franklin Templeton Funds, the companies described above generally supervise and implement such Funds' investment activities and provide the administrative services and facilities which are necessary to the operation of such Funds' business. Such companies also conduct research and provide investment advisory services and, subject to and in accordance with any directions such Funds' boards may issue from time to time, such companies decide which securities such Funds will purchase, hold or sell. In addition, such companies take all steps necessary to implement such decisions, including the selection of brokers and dealers to execute transactions for such Funds, in accordance with detailed criteria set forth in the management agreement for such Funds and applicable law and practice.

Generally, the Company or a subsidiary provides and pays the salaries of personnel who serve as officers of the Franklin Templeton Funds, including the President and such other administrative personnel as are necessary to conduct such Funds' day-to-day business operations, including maintaining a Fund's portfolio records, answering shareholder inquiries, providing information, creating and publishing literature, compliance with securities regulations, accounting systems and controls, preparation of annual reports and other administrative activities.

The Funds generally pay their own expenses such as legal and auditing fees, reporting and board and shareholder meeting costs, SEC and state registration and similar expenses. Generally, the Funds pay advisory companies a fee payable monthly based upon a Fund's net assets. Annual rates under the various investment management agreements range from 0.25% to a maximum of 1.75% and are generally reduced as average net assets exceed various threshold levels.

The investment management agreements permit advisory companies to act as an advisor to more than one Fund so long as such companies' ability to render services to such Funds is not impaired, and so long as purchases and sales appropriate for all such Funds are made on a proportionate or other equitable basis. Management of the Company and the directors of the Funds regularly review the Fund fee structures in the light of Fund performance, the level and range of services provided, industry conditions and other relevant factors. Advisory fees are generally waived or voluntarily reduced when a new Fund is first established and then increased to contractual levels with the growth in net assets.

The investment advisory services provided by such advisory companies include fundamental investment research and valuation analyses, encompassing original country, industry and company research, and utilizing such sources as the inspection of corporate activities, management interviews, company prepared information, and publicly available information, as well as analyses of suppliers, customers and competitors. In addition, research services provided by brokerage firms are used to support other research. In this regard, some brokerage business from the Funds is allocated in recognition of value-added research services received.

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

Additional shareholder administrative services are provided by FTIS, which receives administrative fees from the Funds for providing shareholder record keeping services and for acting as transfer and dividend-paying agent for the Funds. Such compensation is based upon an annual fee per shareholder account, ranging between $6 and $22.37, a pro-rated portion of which is paid monthly.

Distribution and Marketing

Distributors acts as the principal underwriter and distributor of shares of the Franklin Templeton Funds. Pursuant to underwriting agreements with the Funds, Distributors generally pays the expenses of distribution of Fund shares. Although the Company does significant advertising and sales promotions through media sources, Fund shares are sold primarily through a large network of independent participating securities dealers. As of September 30, 1994, approximately 3,500 local, regional and national securities brokerage firms offered shares of the Franklin Templeton Funds for sale to the investing public. The Company has approximately 42 "wholesalers" who interface with the broker/dealer community. Fund shares are offered to individuals, qualified groups, trustees, IRA and Keogh plans, employee benefit plans, trust companies, bank trust departments and institutional investors.

Sales of Fund shares are generally subject to sales charges which range from zero to 9% depending upon the amount invested, the type of investor and the particular Fund product. The Company's money market and institutional funds are sold to investors without a sales charge. As of September 30, 1994, there were approximately 4.3 million shareholder accounts in the Franklin Templeton Funds.

Broker/dealers are paid a commission for services in matching investors with Funds whose investment objectives match such investors' goals. Broker/dealers also assist in explaining the operations of the Funds, in servicing the account and in various other distribution services. Commissions paid to broker/dealers are typically paid at the time of the purchase as a percentage of the amount invested.

Prior to July 1994, most of the U.S registered Templeton Funds and some of the U.S. registered Franklin Funds had adopted distribution plans under Rule 12b-1 promulgated under the 40 Act ("Rule 12b-1"). During the spring of 1994, all of the remaining Funds in the Franklin Group of Funds (with the exception of certain money market funds) adopted Distribution Plans pursuant to Rule 12b-1 (the "Plans"). The Plans are approved for an initial term of one year and, thereafter, must be approved annually by the Fund boards and by a majority of disinterested directors. All such Plans are subject to termination at any time by a majority vote of the disinterested directors or by the Funds' shareholders. The Plans, which went into effect in July 1994, permit the Funds to bear certain expenses relating to the distribution of their shares. The Plans were proposed by Distributors as part of its broader restructuring and revision of its distribution practices in an attempt to ensure that the Franklin Group of Funds would be in a position to compete effectively with other mutual funds groups in the 1990's and beyond.

At the same time the Plans went into effect, the sales charge structure of these Funds was amended to eliminate the previously-assessed sales charge on the reinvestment by shareholders of their income dividends. This charge had been disfavored by some investors and brokers and it was anticipated that the elimination of the charge might have a positive effect on the number of shareholders who choose to reinvest their dividends rather than take them in cash. Prior to July 1994, Distributors had retained 50% of the sales charge imposed on the reinvested dividends; the other 50% was paid to the dealer of record on the shareholder's account. In addition, the maximum front-end load increased from 4.0% to 4.25% (for income funds) and 4.5% (for equity funds). Distributors will, in most cases, retain the front-end load in excess of 4%.

Fees under the newly adopted Plans range in amount from .25% per annum of average daily net assets (primarily on income funds) to .15% (primarily on equity funds). The implementation of the Plans provides for a lower fee on shares acquired prior to the adoption of the Plans. It is anticipated that the fees from the Plans will be paid primarily to third party dealers who provide service to their shareholder accounts, as well as engage in distribution activities. Distributors will also be eligible to receive reimbursement from the Funds (from 0.1% to 0.5%) for expenses involved in distributing the Funds, such as advertising.

As further discussed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" (the "MD&A"), after the close of the fiscal year, the boards of certain of the Franklin Funds and Templeton Funds approved proposals to adopt multiple classes of shares by offering two or more alternatively priced classes of shares where each class represents interests in the same Fund. Implementation of such proposals requires SEC approval and, in some instances, shareholder approval. Subject to such approvals, the Company anticipates introducing a new class of shares with a hybrid, level-load structure combining aspects of conventional front-end, back-end, and level-load pricing.

Revenues

The Company's revenues are derived primarily from its investment management activities. Total operating revenues are set forth in the table below. Investment management fees have comprised approximately 78%, 76% and 77% in 1994, 1993 and 1992, respectively, of total operating revenue for each of the three fiscal years reported. Underwriting commissions from mutual fund activities contributed approximately 12%, 14% and 14% in 1994, 1993 and 1992, respectively. Transfer, trust and related fees from mutual fund activities contributed 7%, 7% and 5% in 1994, 1993 and 1992, respectively.

                    Operating Revenues
                Years Ended September 30,
                     ($ in millions)

                                     1994    1993    1992
Investment management fees          $647.7  $489.7  $284.0

Underwriting commissions, net         96.6    87.1    50.4

Transfer, trust and related fees      54.6    45.1    19.5

Banking/finance, real estate and      28.0    18.8    17.0
other

Totals                              $826.9  $640.7  $370.9
                                    ======  ======  ======

Other Financial Services

The  Company's consumer lending, and real estate businesses do not  as  yet contribute significantly to either the revenues or the net income of the Company. Franklin Bank's operations are limited by national banking laws and no immediate significant increase in earnings is anticipated. The real estate operations have incurred net losses since inception and the Company does not anticipate any immediate improvement in this line of business.

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

To the extent that existing or future regulations affecting the sale of Fund shares or their investment strategies cause or contribute to reduced sales of Fund shares or impair the investment performance of the Funds, the Company's aggregate assets under management and its revenues might be adversely affected. Changes in regulations affecting free movement of international currencies might also adversely affect the Company.

In 1993, the NASD received SEC approval for a new Rule of Fair Practice which limits the amount of aggregate sales charges which may be paid in connection with the purchase and holding of investment company shares sold through brokers. The Rule provides that funds with an asset-based sales charge (most commonly provided in Distribution Plans pursuant to SEC 40 Act Rule 12b-1) may impose no more than 6.25% - 7.25% (depending upon whether or not the fund also pays "service fees") in combined front-end, deferred sales charges and asset-based sales charges. The effect of that Rule might be to limit the amount of fees that could be paid pursuant to a fund's 12b-1 Plan in a situation where a fund has no, or limited new sales for a prolonged period of time. In that event, it is possible that a fund which was experiencing weak sales would have the situation exacerbated by the fact that it would have to limit fees to brokers under its 12b-1 Plan, or reduce its upfront sales charge. None of the Franklin Templeton Funds is in, or close to, that situation at the present time.


Competition

The investment company and privately managed funds industry is highly competitive. In the United States, there are over 5,100 mutual funds of varying sizes and investment policies and objectives whose shares are being offered to the public. During the past three fiscal years, assets under management in the mutual fund industry increased by over $800 billion. During this same time period, the Company was able to maintain an approximate 4% market share of such net assets by a combination of service to customers, yields and performance on investments and extensive marketing activities with its broker/dealer network. In addition, the Templeton Acquisition has materially strengthened the ability of the Company to compete in the growing marketplace for global investing.

The Company has advertised in major national financial publications, as well as on radio and television to promote name recognition and to assist its broker/dealer network. Such activities included purchasing network and cable programming, sponsorship of sporting events, sponsorship of The Nightly Business Report on public television and extensive newspaper and magazine advertising.

Competition for sales of Fund shares is influenced by various factors, including general securities market conditions, government regulations, global economic conditions, portfolio performance, advertising and sales promotional efforts, share distribution channels and the type and quality of dealer and shareholder services. Many securities dealers, whose large retail distribution systems play an important role in the sale of shares in the Franklin Templeton Funds, also sponsor competing proprietary mutual funds. The Company believes that such securities dealers value the ability to offer customers a broad selection of investment alternatives and will continue to sell Franklin Templeton Funds, notwithstanding the availability of proprietary products. However, to the extent that these firms limit or restrict the sale of Franklin Templeton Funds shares through their brokerage systems in favor of these proprietary mutual funds, assets under management might decline and the Company's revenues might be adversely affected.

Another element of competition among mutual funds is the rates at which fees and sales charges are imposed. The Company believes that its investment management and other fee structures are already relatively competitive and does not presently anticipate significant competitive pressures for further reductions. However, a number of mutual fund sponsors presently market their funds without sales charges. As investor interest in the mutual fund industry has increased, competitive pressures have increased on sales charges of broker/dealer distributed funds. The Company believes that, although this trend will continue, a significant portion of the investing public still relies on the services of the broker/dealer community, particularly during weaker market conditions. However, in response to competitive pressures or for other similar reasons, the Company might be forced to lower or further adjust sales charges which are currently substantially reallowed to broker/dealers. The reduction in such sales charges could make the sale of shares of the Franklin Templeton Funds somewhat less attractive to the broker/dealer community, which could in turn have a material adverse effect on the Company's revenues. The Company believes that it is well positioned to deal with such changes in marketing trends as a result of its already extensive advertising activities and broad based marketplace recognition.

In addition to competition from other investment company managers and investment advisors, the Company and the investment company industry are in competition with the financial services and other investment alternatives offered by stock brokerage and investment banking firms, insurance companies, banks, savings and loan associations and other financial institutions. Many of these competitors have substantially greater resources than the Company. The Company has and continues to actively pursue sales relationships with banks and insurance companies to broaden its distribution network in response to such competitive pressures.

From time to time, Congress has considered various proposals which would permit bank holding companies and their subsidiaries to engage in various, presently prohibited activities, including sponsoring mutual funds and distributing their securities. These or similar proposals, if enacted, could enable bank affiliates to compete directly with the mutual fund industry. In addition, the Office of the Comptroller of the Currency has proposed amendments to its regulations governing common trust funds which, if adopted, may increase competition between banks and mutual fund companies. The Investment Company Institute and others have opposed various aspects of these proposals. The Company cannot determine at the present time whether any of such proposals will be adopted, or, if adopted, what effect they may have on the Company.

Special Considerations

General

As discussed above, the Company's revenues are derived primarily from investment management activities and the distribution of mutual fund shares. Broadly speaking, the direction and amount of change in the net assets of the Funds are dependent upon two factors: (1) the level of sales of shares of the funds as compared to redemptions of shares of the funds; and (2) the increase or decrease in the market value of the securities owned by the funds.

Over the past three (3) fiscal years, there have been substantial annual increases in the Company's assets under management due to growth and to the Acquisition. Although such growth continued during the current fiscal year as described below in the MD&A, there has been significant volatility during the current fiscal year in the Company's assets under management due to a variety of market conditions. A discussion of the changes in the composition of assets under management during the last three fiscal years and the effects of market changes on such net assets is also discussed in the MD&A. Subsequent to the close of the fiscal year, assets under management declined from fiscal year end levels. A decline in assets under management adversely affects the Company's revenues in a manner approximately proportional to such decline in net assets.

Templeton Acquisition

As a result of the Templeton Acquisition, the portfolio mix of the combined Templeton and Franklin Funds changed from primarily fixed income oriented to both equity and fixed income components increasing the potential impact of changes in the international equity market on the assets under management of the combined entity. On the other hand, the Company believes that the combined mutual fund complex is more competitive as a result of a greater diversity of product mix available to its customers. Market values are affected by many things, including the general condition of national and world economics and the direction and volume of changes in interest rates and/or inflation rates. The effects of these factors on equity funds and fixed income funds often operate inversely and it is, therefore, difficult to predict the net effect of any particular set of conditions on the level of assets under management.

Other

Subsequent to the close of the fiscal year, registrant purchased $7.1 million in unsecured Orange County, California obligations from the Franklin Tax-Exempt Money Fund and the Franklin California Tax-Exempt Money Fund.


Item 2.   Properties

General

The Company owns or leases offices and facilities in ten (10) locations in the immediate vicinity of its principal executive and administrative offices located at 777 Mariners Island Boulevard, San Mateo, California. In addition, the Company owns several buildings near Sacramento, California, as well as buildings in St. Petersburg, Florida and Nassau, Bahamas. The Company also leases facilities in various locations on a national and worldwide basis. Since the Company is operated on a unified basis, corporate activities, fund related activities, accounting operations, sales, real estate and banking operations, auto loans and credit cards, management information system activities, publishing and printing operations, shareholder service operations and other business activities and operations take place in a variety of such locations. In addition, the Company or its subsidiaries lease office space in New York, New Jersey, Ft. Lauderdale, Florida and in several other states as well as in Canada, Scotland, Luxembourg, Germany, Hong Kong, Singapore and Australia. The Company is in the process of leasing new office space in France, Russia, Vietnam, and Brazil.

Property Description

Leased

The Company leases approximately 177,000 square feet of space at the 777 Mariners Island Boulevard location for an approximate monthly rental of $476,000 under a lease expiring February 16, 2001. The lease is subject to adjustment to market value rent in 1996. The Company also leases approximately 121,000 square feet of office/warehouse space at 1147 and 1149 Chess Drive in Foster City, California, at an approximate monthly rental of $119,000, expiring in June 2000. The Company has recently entered into a lease agreement for approximately 47,000 square feet of office space at 1810 Gateway Drive, San Mateo, California. Occupancy of this property is expected during the first quarter of 1995 at an approximate monthly rental of $75,000, expiring in late 1997. The Company also leases approximately 37,000 square feet of office space pursuant to several lease agreements at 901 and 951 Mariners Island Boulevard, San Mateo, California, at an approximate monthly rental of $62,000. These leases expire at various times between September 1996 and April 2000. In addition, the Company leases approximately 49,000 square feet at 2 Waters Drive, San Mateo, California, at an approximate monthly rental of $74,000, expiring in July 1999.

The principal Templeton offices are located in approximately 73,000 square feet of space in Ft. Lauderdale, Florida, for an approximate monthly rental of $128,000 under various leases expiring in December 2000. The Company leases an aggregate of approximately 22,000 square feet in other locations throughout the United States. The Company also leases approximately 59,000 square feet of office space for its offices in Canada, Scotland, Germany, France, Luxembourg, Hong Kong, Singapore and Australia.

Owned

The Company maintains a customer service and data processing facility in the property that it owns at 10600 White Rock Road, Rancho Cordova, California, near Sacramento, California. The Company occupies 69,000 square feet in this property and has leased out 52,000 square feet to a third party until February 2000 at an approximate monthly rental of $68,000. The Company owns an additional eighteen acres of adjoining undeveloped land on which it has constructed two office buildings of approximately 67,000 square feet each. Tenant improvements for additional office space are presently being installed in the second building. The Company plans to develop additional facilities on this property but has not yet commenced construction. One of such buildings is used for customer service activities. The Company also owns and occupies an office building with approximately 69,000 square feet of office space at 1800 Gateway Drive, San Mateo, California.

The Company owns two facilities in St. Petersburg Florida: an approximately 72,000 square foot office building primarily devoted to shareholder servicing activities; and an approximately 105,000 square foot facility devoted to a computer data center, training and mailing operations. The Company also owns an approximately 14,000 square foot office building in Nassau, Bahamas, as well as a nearby condominium residence.

Other

The Company is the sole limited partner with a 60% partnership interest in Mariner Partners, a California limited partnership formed in 1984 to develop, operate and hold the property occupied by the Company at 777 Mariners Island Boulevard. Mariner Partners obtained 30 year non-recourse financing for the property from Metropolitan Life Insurance Company at an interest rate of 8-7/8%. The principal balance outstanding as of September 30, 1994, was $26.4 million. The loan is due in November, 1996. The Company anticipates that Mariner Partners will have no difficulty in refinancing the property.

Item 3.   Pending Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries was a party, or of which any of their property is the subject; nor are any such proceedings known to be contemplated by any governmental authorities.

Item 4.   Submission of Matters to a Vote of Security Owners

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders.

Executive Officers of Registrant

The executive officers of the Company are:

Name                   Age  Principal Occupation
Charles B. Johnson     61   President, Chief Executive Officer
                            and Director of the Company;
                            Chairman and Director, Franklin
                            Advisers, Inc. and
                            Franklin/Templeton Distributors,
                            Inc.; Director, Templeton Worldwide,
                            Inc., Franklin Bank, and
                            Franklin/Templeton Investor
                            Services, Inc.; officer, director,
                            trustee or managing general partner,
                            as the case may be, of most other
                            principal domestic subsidiaries of
                            the Company and of 32 of the
                            investment companies in the Franklin
                            Group of Funds and 6 of the
                            investment companies in the
                            Templeton Family of Funds; and
                            Director, General Host Corporation.

Harmon E. Burns        49   Executive Vice President, Director
                            and Secretary of the Company;
                            Executive Vice President, Franklin
                            Advisers, Inc. and
                            Franklin/Templeton Distributors,
                            Inc.; Director, Templeton Worldwide,
                            Inc., Franklin/Templeton Investor
                            Services, Inc., and Franklin Bank;
                            and officer, director, trustee or
                            managing general partner, as the
                            case may be, of most other principal
                            domestic subsidiaries of the Company
                            and 12 of the investment companies
                            in the Franklin Group of Funds and 5
                            of the investment companies in the
                            Templeton Family of Funds.

Rupert H. Johnson, Jr. 54   Executive Vice President and
                            Director of the Company; Director
                            and President, Franklin Advisers,
                            Inc.; Director and Executive Vice
                            President, Franklin/Templeton
                            Distributors, Inc.; Director,
                            Franklin/Templeton Investor
                            Services, Inc., Templeton Worldwide,
                            Inc., and Franklin Bank; officer,
                            director, trustee or managing
                            general partner, as the case may be,
                            of most other principal domestic
                            subsidiaries of the Company and 32
                            of the investment companies in the
                            Franklin Group of Funds and 6 of the
                            investment companies in the
                            Templeton Family of Funds; and
                            Director, Digidesign, Inc.

Kenneth V. Domingues   62   Senior Vice President of
                            the Company; Chief Financial
                            Officer and Chief Accounting Officer
                            from August 1986 to March 1993;
                            officer of some of the other
                            subsidiaries of the Company and of
                            all the investment companies in the
                            Franklin Group of Funds.

Martin L. Flanagan     34   Senior Vice President, Chief
                            Financial and Accounting Officer and
                            Treasurer of the Company and an
                            officer of most the subsidiaries of
                            the Company since March, 1993;
                            Executive Vice President and
                            Director of  Templeton Worldwide,
                            Inc.; Senior Vice President and
                            Treasurer, Franklin/Templeton
                            Distributors, Inc.; President, and
                            Director of Templeton Global
                            Investors, Inc.; director or trustee
                            of 5 of the investment companies in
                            the Templeton Family of Funds.  From
                            January 1992 through October 1992,
                            Executive Vice President, Director
                            and Chief Operating Officer of Old
                            TGH.  For more than five (5) years,
                            prior to that, Mr. Flanagan served
                            as Chief Financial Officer and in
                            various executive capacities with
                            Old TGH.

Deborah R. Gatzek      46   Senior Vice President of the Company
                            since March 1990; Vice President of
                            the Company from March, 1986 to
                            March 1990; Senior Vice President,
                            Franklin/Templeton Distributors,
                            Inc.; Vice President, Franklin
                            Advisers, Inc.; and an officer of
                            various other subsidiaries of the
                            Company; officer of all the
                            investment companies in the Franklin
                            Group of Funds.  Ms. Gatzek is the
                            spouse of Leslie M. Kratter.

Charles E. Johnson     38   Senior Vice President of the
                            Company, Director since December
                            1993; President and Director,
                            Templeton Worldwide, Inc.;
                            President, Franklin Institutional
                            Services Corporation; Senior Vice
                            President, Franklin/Templeton
                            Distributors Inc.; Chairman,
                            Franklin Agency, Inc.; Vice
                            President, Franklin Advisers, Inc.;
                            officer and/or director of other
                            subsidiaries of the Company and
                            officer, director or trustee of 8 of
                            the investment companies in the
                            Franklin Group of Funds and 6 of the
                            investment companies in the
                            Templeton Family of Funds; employed
                            in various capacities by the Company
                            or its subsidiaries since 1985.

William J. Lippman     69   Senior Vice President since March
                            1990; Senior Vice President,
                            Franklin Advisers, Inc. and
                            Franklin/Templeton Distributors,
                            Inc.; officer and trustee of some of
                            the investment companies in the
                            Franklin Group of Funds. Until June
                            1988, President, Chief Executive
                            Officer, and Director of L.F.
                            Rothschild Fund Management, Inc.,
                            Director of L.F. Rothschild Asset
                            Management, Inc., Administrative
                            Managing Director and Director of
                            L.F. Rothschild & Co., Incorporated.

Jennifer J. Bolt       30   Vice President of the Company since
                            June 1994; Executive Vice President,
                            Franklin Bank since August 1993 and
                            Senior Credit Officer; President,
                            Franklin Capital Corporation, since
                            November 1993; employed by the
                            Company in various other capacities
                            for more than the past five (5)
                            years.

Loretta Fry            62   Vice President of the Company;
                            Vice President, Franklin/Templeton
                            Distributors, Inc.;  employed by the
                            Company in various administrative
                            and operations capacities for more
                            than five years.

Donna S. Ikeda         38   Vice President since October 1993;
                            re-joined the Company in August
                            1993.  Previously employed from 1982
                            to 1990 as Director of Human
                            Resources and also held position as
                            Manager/AVP of  Shareholder
                            Services, Retirement Plan Phone
                            Service and Customer New Accounts.
                            From 1990 until August 1993, Vice
                            President, Human Resources for G.T.
                            Capital Management, Inc. and G.T.
                            Global Financial  Services, Inc.,
                            mutual fund management and financial
                            services companies.

Gregory E. Johnson     33   Vice President of the Company since
                            June 1994;  President,
                            Franklin/Templeton Distributors,
                            Inc. since September 1994; Senior
                            Vice President, Franklin Advisers,
                            Inc.  Prior to that time, Senior
                            Vice President and Assistant
                            National Sales Manager,
                            Franklin/Templeton Distributors,
                            Inc.

Leslie M. Kratter      49   Vice President of the Company since
                            March 1993.   Employed by the
                            Company since January 1992.
                            Secretary of Franklin Advisers,
                            Inc., Franklin/Templeton
                            Distributors, Inc., Templeton
                            Worldwide, Inc., and a number of the
                            Company's subsidiaries.  For more
                            than five (5) years prior to that
                            time, Mr. Kratter served as
                            Executive Vice President and General
                            Counsel of IASCO, a privately held
                            company engaged in providing
                            aviation services, municipal
                            governmental services and
                            agricultural investments.  Mr.
                            Kratter is the spouse of Deborah R.
                            Gatzek.


Charles B. Johnson and Rupert H. Johnson, Jr. are brothers. Peter M. Sacerdote, a Director of the Company, is a brother-in-law of Charles B. Johnson and Rupert H. Johnson. Charles E. Johnson is the son of Charles B. Johnson and the nephew of Rupert H. Johnson, Jr. and Peter Sacerdote. Gregory E. Johnson is the son of Charles B. Johnson, the nephew of Rupert
H. Johnson, Jr. and Peter Sacerdote and the brother of Jennifer Bolt and Charles E. Johnson. Jennifer Bolt is the daughter of Charles B. Johnson, the niece of Rupert H. Johnson, Jr. and Peter Sacerdote, and the sister of Charles E. Johnson and Gregory E. Johnson.




                                  PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters

The Company's common stock is traded on the New York Stock Exchange ("NYSE"), the Pacific Stock Exchange (Symbol: BEN) and the London Stock Exchange. At December 2, 1994, there were approximately 1,500 shareholders of record. The high and low sales prices (as adjusted for stock splits) by quarter for the 1994 and 1993 fiscal years, as traded on the NYSE Composite Tape, were as follows:

                    1994 Fiscal Year    1993 Fiscal Year
                    High       Low      High      Low
Quarter
Oct-Dec             51-7/8    41-3/8    39        27-1/8
Jan-Mar             51        39-3/4    40-1/2    33-1/2
Apr-June            40-5/8    33-5/8    39-5/8    32
July-Sept           40-1/4    34-1/4    49        37-1/8

The Company paid dividends, of $.32 per share in fiscal 1994 and $.28 per share in fiscal 1993. The Company expects to continue paying dividends to common stockholders depending upon earnings and other relevant factors.


Item 6.   Selected Financial Data

(in 000's, except Assets under Management and per share amounts)

September 30,            1994       1993       1992      1991      1990
Summary of
Operations:
Operating revenues      $826,871    $640,744  $370,943  $300,604  $251,324
Net Income              $251,308    $175,522  $124,051   $98,236   $89,443

Financial Data:
Total assets          $1,737,985  $1,581,534  $834,287  $578,610  $478,542
Notes payable and
 leases                 $468,150    $506,536  $155,541    $5,551    $4,168
Stockholders' equity    $930,815    $720,378  $467,209  $363,014  $288,827

Assets Under
Management:
(in millions)           $118,172   $ 107,490  $ 69,218   $57,877   $45,137

Per Common Share*:
Earnings
 Primary                   $3.00       $2.12     $1.59     $1.26     $1.14
 Fully diluted             $3.00       $2.10     $1.59     $1.26     $1.14
Cash dividends              $.32        $.28      $.26      $.23      $.20
Stockholders' equity      $11.09       $8.77     $5.99     $4.66     $3.68

* Amounts are restated to reflect a 2-for-1 stock split in March 1992.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

Franklin Resources, Inc. and its majority-owned subsidiaries ("the Company") derives its revenue from its principal line of business providing investment management, administration, and related services to the Franklin Templeton funds, managed accounts and other investment products. The Company has a diversified base of assets under management and a full range of investment management products and services to meet the needs of most individuals and institutions. The Company's revenues are derived largely from the amount and composition of assets under management.

On October 30, 1992, the Company acquired the assets and liabilities of Templeton, Galbraith & Hansberger Ltd. ("Templeton"), a Cayman Island corporation, for approximately $786 million. The acquisition of the investment management, distribution and related companies servicing the Templeton Family of Funds and managed accounts had the effect of increasing the Company's assets under management by over $20 billion to $90.7 billion on the date of acquisition.

In  1994,  the Company continued to expand its range of investment products
and  services.   It  acquired  the  $150 million  Huntington  international currency  funds in November 1993 and began offering various new equity  and
income  products,  both  in  the  United  States  and  abroad.   The   most
significant developments during 1994 were the volatility and, in some cases, decline in the global bond and stock markets coupled with a slowing of investment into mutual funds. After growing to $117.5 billion in the first four months of the fiscal year, assets under the Company's management declined to $113.0 billion as of June 30, 1994. Subsequent net sales and market appreciation from equity funds led to an increase in assets under management to $118.2 billion as of September 30, 1994. Since September 30, 1994, the capital markets continue to be volatile and the U.S. mutual fund
industry  generally  is  experiencing  net  redemptions  of  assets   under
management.   Although  the industry and the Company expectations  are  for long-term growth, the current capital market and industry environment could have a negative impact on the Company's results of operations over the near-term.

RESULTS OF OPERATIONS

Net income for the year ended September 30, 1994 was $251.3 million, an increase of $75.8 million (43%) from $175.5 million in 1993, which increased $51.4 million (41%) from $124.1 million in 1992. These increases were primarily attributable to increases in the amount of revenues received from the Franklin Templeton funds and institutional assets under management.

Assets Under Management

As shown in the table below, total assets under management were $118.2 billion at September 30, 1994, an increase of $10.7 billion (10%) from
107.5 billion at September 30, 1993, which increased $38.3 billion (55%) from $69.2 billion at September 30, 1992. Such increases during the two-year period ended September 30, 1994 are principally attributable to overall net additions to assets under management, including the $20 billion of acquired Templeton assets under management, and market appreciation. Certain specific asset classes and funds, particularly fixed income bond funds, did not experience these increases.

Since 1992 the composition of assets under management has changed significantly. Fixed income funds represent 50% of assets under management at September 30, 1994 as compared to 78% at September 30, 1992. Equity and income funds and institutional assets represent 50% of assets under management at September 30, 1994 as compared to 22% at September 30, 1992.

Fixed income funds represent $59.2 billion of assets under management at September 30, 1994 a decrease of $4.7 billion (7%) from $63.9 billion at September 30, 1993. The substantial increase in U.S. interest rates during 1994 resulted in a combination of both net redemptions and market depreciation in various fixed income funds. Notwithstanding this trend, investors continued to show relatively more interest in the tax-free income funds due to the higher income tax rates which became effective during the period. Net assets in tax-free income funds were $39.4 billion at September 30, 1994, a decrease of $1.3 billion (3%) over 1993. Net assets of U.S. government bond funds were $14.7 billion at September 30, 1994, a decrease of $3.7 billion (20%) over 1993. The Company maintains a conservative investment philosophy. Consequently, it has not utilized derivative securities to any material degree to enhance yields of fixed income portfolios.

Equity and income funds represent $45.6 billion of assets under management at September 30, 1994 an increase of $10.6 billion (30%) from 1993. Since 1992, the percentage of assets under management represented by equity and income funds has increased from 15% to 39% at September 30, 1994 primarily as a result of the acquisition and growth of the Templeton Family of Funds. Net assets of global/international equity funds were $28.0 billion at September 30, 1994, an increase of $8.5 billion (44%) over 1993. U.S. equity/income funds were $17.6 billion at September 30, 1994, an increase of $2.1 billion (14%) over 1993, which increased $5.3 billion (52%) over 1992. Investors seeking increased diversity and the prospect of above-average investment returns have been attracted to both domestic and international equity funds during this period.

Institutional assets under management were $13.3 billion at September 30, 1994, an increase of $4.7 billion (55%) from a year ago. This increase was principally attributable to an increase in the number of clients. Institutional assets represent 11% of the Company's assets under management at September 30,1994. Such assets represented 8% and 7% of the company's assets under management at September 30, 1993 and 1992, respectively. The Company is strongly committed to the institutional account area and intends to aggressively pursue its expansion and development.

                          Assets Under Management
                               (In millions)

                                           Year ended September 30,
Franklin Templeton Group:                 1994      1993      1992
Fixed income funds:
Tax-free income                           $39,432   $40,741  $33,477
U.S. government fixed income
    (primarily GNMA's)                     14,676    18,430   18,102
Money funds                                 2,629     2,342    2,323
Global/international fixed income           2,491     2,429        -
    Total fixed income funds               59,228    63,942   53,902

Equity and income funds:
Global/international equity                28,049    19,463        -
U.S. equity/income                         17,559    15,515   10,166
    Total equity and income funds          45,608    34,978   10,166
Total Franklin Templeton fund assets     $104,836   $98,920  $64,068
Franklin Templeton institutional           13,336     8,570    5,150
assets
Total Franklin Templeton Group           $118,172  $107,490  $69,218

* Excludes Templeton Group of Funds for period prior to acquisition


Operating Revenues

Operating Revenues:

(in millions)   1994        1993        1992
               $826.9      $640.7      $370.9

Total operating revenues increased $186.2 million (29%) over 1993 which increased $269.8 million (73%) over 1992, the components of which are described below.

Investment Management Fees:

(in millions)   1994        1993        1992
               $647.7      $489.7      $284.0

Investment management fees for the period ended September 30, 1994 increased $158.0 million (32%) over 1993, which increased $205.7 million (72%) over 1992.

Investment management fees have comprised approximately 78%, 76% and 77% of total operating revenues for the fiscal years 1994, 1993, and 1992, respectively. The Company's revenues from investment management fees are derived primarily from fixed fee arrangements based upon the level of assets under management with open-end and closed-end investment companies and managed accounts. Annual rates, under the various investment management agreements, range from .25% to a maximum of 1.75% and generally decline as average net assets exceed various threshold levels. There have been no significant changes in the management fee structures for the Franklin Templeton Group during 1994. During 1992, the fee structures of a number of the Templeton funds increased.

Underwriting Commissions:

(in millions)   1994        1993        1992
               $96.6        $87.1       $50.4

Underwriting commissions for the year ended September 30, 1994 increased $9.5 million (11%) over 1993, which increased $36.7 million (73%) over 1992. These increases resulted from increasing mutual fund sales.
Revenues from underwriting commissions are earned primarily from mutual fund sales. The Franklin Templeton funds include a sales commission, of which a significant portion is reallowed to selling intermediaries

During 1994, the shareholders of the FRANKLIN GROUP OF FUNDS approved distribution plans pursuant to Rule 12b-1 of the Investment Company Act of 1940. In conjunction with the implementation of these plans, the Franklin mutual fund sales commission structure was modified to eliminate sales charges on reinvested dividends and replace them with an increased front end load. These changes are expected to provide a more competitive sales structure while making underwriting commission revenues more sensitive to sales levels. Templeton funds registered in the United States adopted distribution plans pursuant to Rule 12b-1, effective January 1, 1992, which had the effect of increasing fund sales and related commission revenues for the eleven-month period ended September 30, 1993.

The Boards of Directors of the Franklin and Templeton mutual funds have adopted, subject to the approval of the funds' shareholders, a multi-class sales-pricing structure. The new pricing structure is also expected to increase the Company's competitiveness while reducing net commission revenues. Sales of the new shares will require the Company to fund one half of the sales commissions on these shares at the time of sale. These amounts are expected to be substantially recovered over the period of a year through the new pricing structure. If approved by shareholders, the multi-class shares structure would likely be implemented during third quarter of fiscal 1995.

Transfer, Trust and Related Fees:

(in millions)   1994        1993        1992
               $54.6        $45.1      $19.5

Transfer, trust and related fees for the period ended September 30, 1994 increased $9.5 million (21%) as compared to 1993, which increased $25.6 million (131%) over 1992. These fees are generally fixed charges per account which vary with the particular type of mutual fund and service being rendered. Consequently, these fees are principally dependent upon the number of shareholder accounts. During 1993, the Company combined its transfer agency activities into a single entity which has, and should continue to result in, improved efficiencies and services.

Banking/Finance, Real Estate, and Other:

(in millions)   1994        1993        1992
                $28.0       $18.8       $17.0

Banking/finance, real estate and other revenues for the year ended September 30, 1994 increased $9.2 million (49%) over 1993, which increased $1.8 million (11%) over 1992. The banking/finance group contributed $2.5 million, $1.1 million and $.9 million to operating income in 1994, 1993 and 1992, respectively. During 1994 net loans receivable, principally from auto loan and credit card portfolios, increased by $263.0 million (204%) to $391.8 million at September 30, 1994. Earnings from the banking/finance group are expected to continue to grow as the Company continues to increase its investment in the loan portfolios.

The Company's real estate operations incurred operating losses of $2.0 million, $7.9 million and $4.4 million in 1994, 1993 and 1992, respectively, as a result of the continued depressed real estate markets in areas in which real estate operations are active.

Operating Expenses

Operating Expenses:

(in millions)   1994        1993        1992
               $457.3      $355.9      $184.4

Operating expenses for the year ended September 30, 1994 increased $101.4 million (28%) over 1993, which increased $171.5 million (93%) over 1992. These increases principally resulted from the general expansion of the organization, with the Templeton acquisition being the material factor in 1993.

Operating income as a percentage of operating revenue was 45% for the year ended 1994 as compared to 44% and 50% for the years ended 1993 and 1992, respectively. The decrease in the operating profit margin for the years ending 1994 and 1993 as compared to 1992 is primarily attributable to purchase accounting and other costs related to the acquisition of Templeton. For the years ended 1994 and 1993, amortization of goodwill represents approximately 5% of the Company's total operating expenses. Also, the Company has implemented an annual incentive plan during the year which provides eligible employees payment of both cash and restricted stock. The costs associated with the annual incentive plan are charged to income currently. Costs are amortized over the contract period for those incentives granted prior to the adoption of the annual incentive plan. Deferred incentives begin vesting in 1995 and extend through 1998.

General and administrative expenses for the year ended September 30, 1994 were $360.5 million, an increase of $83.1 million (30%) as compared to 1993. This increase is principally related to the general expansion of the business. General and administrative expenses increased $138.8 million
(100%) in 1993 as compared to 1992, in large part as a result of the Templeton acquisition.

Selling expenses were $69.1 million for the year ended September 30, 1994, an increase of $17.0 million (33%) as compared to 1993, which increased $17.0 million (48%) from $35.1 million in 1992. In 1994, the Company achieved certain efficiencies by combining the advertising and promotion functions of the Franklin Templeton businesses. The Company continues to increase its advertising and promotion particularly for the Templeton funds.

Interest expense of the banking subsidiary was $9.4 million for the years ended September 30, 1994 and 1993, a decrease of $1.1 million (11%) from 1992. During 1994, a portion of the banking/finance group's loans receivable were financed through the Company. The interest expense funded by the Company was $2.9 million which is reflected in other income/(expenses). Consequently, the total interest expense attributable to the banking/finance group was $12.3 million for the one year ended September 30, 1994, an increase of $2.9 million (31%) and $1.8 million (17%) over 1993 and 1992, respectively.

Total operating expenses will likely continue to increase with the overall expansion of the business, the increase in competition and the Company's ongoing commitment to improve its products and services.

Other Income (Expenses)

Investment and other income for the year ended September 30, 1994 was $22.7 million, an increase of $4.4 million (24%) from 1993, which decreased $2.1 million (10%) from $20.4 million in 1992. The net increase in investment income during the current year results from a combination of factors, including the increase in average balances of cash equivalents and investment securities, increase in the average level of interest rates and realization of capital gains compared to the prior periods.

Interest expense for the year ended September 30, 1994 was $29.8 million, an increase of $1.0 million from 1993, which increased $26.7 million from 1992. The increase in interest expense in 1994 is attributable to the debt incurred in the Company's acquisition of Templeton, investment in the banking/finance group auto and credit card loan portfolios and to the general rise in interest rates.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Stockholders' equity was $930.8 million at September 30, 1994, an increase of $210.4 million (29%) from $720.4 million at year end 1993, which increased $253.2 million (54%) from $467.2 million at year end 1992.

Cash provided by operating activities for the period ended September 30, 1994 was $273.5 million an increase of $74.1 million (37%) compared to $199.4 million in 1993. Net cash expended in investing activities in 1994 was $273.4 million, including $268.2 million invested in the banking/finance group loan portfolios and $39.2 million used in the purchase of premises and equipment. The remainder came from the Company's investment portfolio, including its banking/finance and real estate operations. The Company used net cash of $92.7 million in 1994 for financing activities. The issuance of $399.4 million in commercial paper and medium-term notes was offset by $437.8 million in payments on long-term debt. The Company paid $25.4 million in dividends to stockholders. The Company purchased Treasury Stock of $26.4 million primarily in the open market as part of a continuing Company policy. At September 30, 1994, the Company held liquid assets of $515.0 million, including $210.4 million of cash and cash equivalents as compared to $592.4 million and $303.0 million, respectively, at September 30, 1993.

In May 1994, the Company replaced the $360 million term note facility with a more flexible financing structure comprised of a $300 million commercial paper program and a $300 million medium-term note program. As a part of this new financing structure, the Company established two revolving credit and competitive auction facilities as back-up for the commercial paper program. The total bank credit facilities are $300 million, divided evenly between a 364-day and a five-year revolving credit facility.

Financing for the $786 million Templeton acquisition in 1993 was provided by the proceeds of $150 million of subordinated debentures with option rights, issued prior to the 1993 fiscal year specifically to finance the purchase, a $360 million term loan, approximately $87 million in Franklin stock issued to Templeton management and employee shareholders, and approximately $189 million of additional cash.

The $150 million of subordinated debentures require payment of semi-annual interest at the rate of 6.25% per annum, resulting in semi-annual payments of approximately $4.7 million. The debentures are redeemable at the election of the holder, anytime on or after August 3, 1997, at a price ranging from 93.65% to 100% of face value.

Swap agreements, previously entered into, effectively fix interest rates on $105 million of commercial paper up to fifteen months from the balance sheet date. Fixed rates of interest under these swap arrangements range from 4.44% to 5.02%.

The Company anticipates that 1995 property and equipment acquisitions, initially budgeted at more than $30 million, will be funded from liquid assets currently available and from future operating cash inflows.

CHANGES IN ACCOUNTING PRINCIPLES

During fiscal 1993, the Company adopted Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes," and No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The cumulative effects of adopting these standards were immaterial.


Item 8.  Financial Statements and Supplementary Data

Index Of Consolidated Financial Statements And Schedules for the years ended September 30, 1994, 1993 and 1992


                                 CONTENTS

Consolidated Financial Statements of Franklin Resources, Inc.:

                                                              Pages

Report of Independent Accountants

Consolidated Balance Sheets
   September 30, 1994 and 1993

Consolidated Statements of Income, for the years ended
  September 30, 1994, 1993, and 1992

Consolidated Statements of Stockholders' Equity, for the years ended September 30, 1994, 1993 and 1992

Consolidated Statements of Cash Flows,
  for the years ended September 30, 1994, 1993 and 1992

Notes to Consolidated Financial Statements


Schedule:

    II.  Consolidated Amounts Receivable from Employees
    IV. Short-Term Borrowings
    X.  Consolidated Supplementary Profit and Loss Information


   All other schedules have been omitted as the information is provided in the financial statements or in related notes thereto or are not required to be filed as the information is not applicable.




                     REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Franklin Resources, Inc.:


We have audited the consolidated financial statements and financial statement schedules of Franklin Resources, Inc. and Subsidiaries listed in
Item 14(a) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Franklin Resources, Inc. and Subsidiaries as of September 30, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


Coopers & Lybrand  L.L.P.



San Francisco, California
December 2, 1994








FRANKLIN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
September  30, 1994 and 1993

(Dollars in thousands)                             1994        1993
Assets
Current Assets:
Cash and cash equivalents                          $190,415    $293,777
Receivables:
   Fees from Franklin Templeton funds                88,801      63,471
   Proceeds from sale of funds' shares                    -      39,150
   Other                                             36,160      16,860
Investment securities, available-for-sale           153,292     139,134
Prepaid expenses and other                            8,230      11,783
      Total current assets                          476,898     564,175

Banking/Finance Assets:
Cash and cash equivalents                            19,961       9,175
Loans receivable, net                               391,824     128,820
Investment securities, available-for-sale            26,345      69,962
Other assets                                          5,290       3,199
      Total banking/finance assets                  443,420     211,156

Other Assets:
Investments:
   Investment securities, available-for-sale          9,144       7,891
   Real estate                                        9,014       9,393
Deferred costs                                        9,235      10,367
Premises and equipment, net                          94,218      65,821
Goodwill, net of $ 38,070 and $19,765
   accumulated amortization, respectively           678,668     696,973
Other assets                                         17,388      15,758
      Total other assets                            817,667     806,203

         Total assets                            $1,737,985  $1,581,534

The accompanying notes are an integral part of these consolidated financial statements.


FRANKLIN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
September  30, 1994 and 1993


(Dollars in thousands)                               1994        1993
Liabilities and Stockholders' Equity
Current Liabilities:
Trade payables and accrued expenses                  $126,809     $91,708
Debt payable within one year                           84,482      51,716
Payable to funds for shares sold                            -      38,695
Dividends payable                                       6,528       5,747
      Total current liabilities                       217,819     187,866

Banking/Finance Liabilities:
Deposits of bank account holders:
   Interest bearing demand deposits                     7,727      10,794
   Non-interest bearing demand deposits                17,976       8,986
   Savings and time deposits                          165,195     175,055
Other liabilities                                         973         974
      Total banking/finance liabilities               191,871     195,809

Other Liabilities:
Long-term debt                                        383,668     454,820
Deferred tax liabilities                                    -      10,999
Other liabilities                                      13,812      11,662
      Total other liabilities                         397,480     477,481
         Total liabilities                            807,170     861,156

Commitments (Note 9)

Stockholders' Equity:
Preferred stock, $1.00 par value,
   1,000,000 shares authorized, none issued                 -           -
Common stock, $.10 par value,
   500,000,000 shares authorized;
   82,264,982 and 82,098,580 shares issued, and
   81,597,450 and 82,098,580 shares outstanding,
   for 1994 and 1993, respectively                      8,226       8,210
Capital in excess of par value                         92,283      83,683
Retained earnings                                     855,513     630,399
Less cost of treasury stock                          (25,409)           -
Other                                                     202     (1,914)
      Total stockholders' equity                      930,815     720,378

         Total liabilities and stockholders'       $1,737,985  $1,581,534
equity

The accompanying notes are an integral part of these consolidated financial statements.


FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME
for the years ended September 30, 1994, 1993 and 1992


(Dollars in thousands, except per share       1994      1993      1992
data)
Operating revenues:
     Investment management fees              $647,675  $489,735  $284,029
     Underwriting commissions, net             96,570    87,119    50,376
     Transfer, trust and related fees          54,613    45,089    19,492
     Banking/finance, real estate and other    28,013    18,801    17,046
        Total operating revenues              826,871   640,744   370,943

Operating expenses:
     General and administrative               360,548   277,413   138,629
     Selling expenses                          69,073    52,119    35,122
     Amortization of goodwill                  18,311    16,988       133
     Interest expense of banking subsidiary     9,356     9,356    10,538
        Total operating expenses              457,288   355,876   184,422

Operating income                              369,583   284,868   186,521

Other income (expenses):
  Investment and other income                  22,703    18,290    20,364
  Interest expense                           (29,765)  (28,760)   (2,137)
        Other income (expenses) , net         (7,062)  (10,470)    18,227

Income before taxes on income                 362,521   274,398   204,748
Taxes on income                               111,213    98,876    80,697
Net income                                   $251,308  $175,522  $124,051

Earnings per share:
   Primary                                      $3.00     $2.12     $1.59
   Fully diluted                                $3.00     $2.10     $1.59


The accompanying notes are an integral part of these consolidated financial statements.


FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY for the years ended September 30, 1994, 1993 and 1992


                                Common Stock                        Treasury Stock
(Shares and dollars in          Shares  Amount  Capital  Retained  Shares   Amount    Other    Total
thousands)                                        in     Earnings
                                                Excess
                                                of Par
                                                 Value
Balance, October 1, 1991        39,815  $3,982      $35  $378,171   (846)  $(19,174)          $363,014


Net income                                                124,051                              124,051

Cash dividends on common stock                            20,275)                              (20,275)


Effect of common stock split    38,992   3,899            (3,899)                                    -

Exercise of options                                (35)     (187)      37        641               419

Balance, September 30, 1992     78,807   7,881        -   477,861   (809)   (18,533)        -  467,209

Net income                                                175,522                              175,522

Unrealized gain on investment
 securities, net of tax                                                                $6,242    6,242

Foreign currency translation
 adjustment                                                                               179      179

Cash dividends on common stock                           (22,984)                              (22,984)


Exercise of options                 17       2  (3,648)               235      5,816             2,170

Issuance of stock for Templeton
 acquisition                     2,894     289   87,331                                         87,620

Issuance of restricted shares,
 less amortization of $4,420       381      38                        574     12,717  (8,335)    4,420

Balance, September 30, 1993     82,099   8,210   83,683   630,399       -          -  (1,914)  720,378

Net income                                                251,308                              251,308

Unrealized gain on investment
 securities, net of tax                                                                 1,836    1,836

Foreign currency translation
 adjustment                                                                               352      352

Purchase of treasury stock                                          (672)   (26,410)           (26,410)


Cash dividends on common stock                           (26,194)                              (26,194)


Exercise of options                 11       1      157                                            158

Issuance of stock for                                                                            1,650
 Huntington acquisition             36       4    1,646

Issuance of restricted shares,
 less amortization of $6,318       119      11    6,797                 5      1,001     (72)    7,737

Balance, September 30, 1994     82,265  $8,226  $92,283  $855,513   (667)  $(25,409)     $202  $930,815


The accompanying notes are an integral part of these consolidated financial statements.


FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended September  30, 1994, 1993 and 1992

(Dollars in thousands)                    1994       1993       1992
Net income                               $251,308   $175,522   $124,051
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
Decrease (Increase) in receivables,
  prepaid expenses and other                  142   (22,900)     50,208
Increase (decrease) in trade payables
 and accrued expenses                     (3,594)     15,481      (654)
Increase (decrease) in deferred taxes,
 net                                      (8,346)      4,021    (1,282)
Depreciation and amortization              36,693     24,286      4,339
Losses (gains) on real estate
 investments                              (1,396)      2,969        585
Net cash provided by operating
activities                                274,807    199,379    177,247

Liquidation (purchase) of investment
  securities, net                         (9,385)    131,073  (172,880)
Purchase of banking/finance investment
  portfolio                              (97,570)   (60,877)   (25,222)
Liquidation of banking/finance
investment portfolio                      140,547     39,013     17,189
Liquidation of real estate investments        379      1,385         64
Net (increase) decrease in
banking/finance loans receivable        (268,215)      1,728   (53,652)
Purchase of premises and equipment and
  other                                  (39,153)   (20,138)   (16,377)
Acquisition of Templeton, net of cash
  acquired                                      -  (631,944)          -
Net cash used in investing activities   (273,397)  (539,760)  (250,878)

Increase (decrease) in deposits of bank
  account holders                         (3,937)     17,573      2,839
Exercise of common stock options              158      1,997        419
Dividends paid on common stock           (25,415)   (22,307)   (19,686)
Acquisition of treasury stock            (26,410)          -          -
Issuance of debt                          399,431    360,000    150,000
Payments on debt                        (437,813)   (22,574)      (296)
Net cash (used in) provided by
financing activities                     (93,986)    334,689    133,276

Increase (decrease) in cash and cash
  equivalents                            (92,576)    (5,692)     59,645
Cash and cash equivalents, beginning of
  year                                    302,952    308,644    248,999

Cash and cash equivalents, end of year   $210,376   $302,952   $308,644

Supplemental disclosure of cash flow
  information:
  Cash paid during the year for:
     Interest                             $31,004    $34,577    $11,224
     Income taxes                         $98,691    $94,963    $85,293
Supplemental disclosure of non-cash
  information:
     Value of common stock issued in
       Templeton acquisition                    -   $100,376          -
     Value of common stock issued in
       other transactions                  $8,044          -          -

The accompanying notes are an integral part of these consolidated financial statements.


FRANKLIN RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

Basis of Presentation:
The consolidated financial statements include the accounts of Franklin Resources, Inc. and its majority-owned subsidiaries (the "Company"). The acquired Templeton, Galbraith & Hansberger Ltd. ("Templeton") operations are included from the acquisition date, October 30, 1992. All material intercompany accounts and transactions are eliminated from the consolidated financial statements.

Foreign Currency Translation:
Assets and liabilities of foreign subsidiaries are translated at current exchange rates as of the end of the accounting period, and related revenues and expenses are translated at average exchange rates in effect during the period. Net exchange gains and losses resulting from translation are excluded from income and are recorded as a separate component of stockholders' equity. Foreign currency transaction gains and losses are reflected in income currently.

Major Customers:
Substantially all revenues earned by the Company are from providing investment management, underwriting, stock transfer and trust services to the Franklin Templeton funds that operate in the United States, Canada, Europe and other international markets under various rules and regulations set forth by the Securities and Exchange Commission, individual state agencies and foreign governments. All services are provided to these mutual funds under contracts that definitively set forth the fees to be charged for these services. The majority of these contracts are subject to periodic review and approval by each fund's Board of Directors/Trustees and shareholders (See Note 13).

Recognition of Revenues:
Investment management, stock transfer and trust fees and investment income are all accrued as earned. Underwriting commissions on the sale of mutual fund shares are recorded on the trade date, net of amounts paid to unaffiliated intermediaries.

Deferred Costs:
Deferred costs result from the sale of certain U.S., Canadian and European based mutual funds which have deferred sales charges and distribution fees. Amortization of such deferred costs is charged against mutual fund underwriting commission revenues on a straight-line basis over a period of five years for the U.S. based funds, forty months for the Canadian based funds and four years for the European funds. Deferred costs related to the issuance of debt are amortized to interest expense over the life of the related debt.

Taxes on Income:
Effective October 1, 1992, the Company changed its method of accounting for income taxes from the income method to the liability method required by Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 109. The effect of adopting SFAS No. 109 on income in the year of adoption was immaterial, as was the cumulative effect of the accounting change on prior years.

Cash and Cash Equivalents:
Cash and cash equivalents include cash on hand, demand deposits with banks or other high credit quality financial institutions, debt instruments with original maturities of three months or less, and other highly liquid investments, including money market funds, which are readily convertible into cash. Due to the relatively short-term nature of these instruments, the carrying value approximates fair value.

Investment Valuation:
The Company's investments in the Franklin Templeton funds and other securities available-for-sale are carried at market value. The resulting unrealized gains and losses are reported net of tax as a separate component of stockholders' equity until realized. Market values for investments in open-end mutual funds are based on the last reported net asset value. Market values for other investments are based on the last reported price on the exchange on which they are traded. Investments not traded on an exchange are carried at management's estimate of market value.

Investments in real estate are carried at the lower of cost or net realizable value, with depreciation provided using the straight-line method over the estimated useful lives of the assets.

Realized gains and losses are recognized on the specific identification method and are included in investment income currently.

Fair Value of Financial Instruments:
Loans Receivable: The fair values of the banking/finance group's performing residential mortgage loans and home equity loans are estimated using current market comparable information for securitizable mortgages, adjusting for credit and other relevant characteristics. The fair value of consumer loans is estimated using interest rates that consider the current credit and interest rate risk inherent in the loans and current economic and lending conditions.

Deposits: The fair values of the banking subsidiary's deposits subject to immediate withdrawal are equal to the amount payable on demand at the reporting  date.  Fair values for fixed-rate certificates  of  deposit  are estimated using interest rates currently offered on time deposits with similar remaining maturities. The carrying values for deposits subject to immediate withdrawal and for fixed-rate certificates of deposit approximated fair value.

Long-Term Debt: The fair values of long-term debt are estimated using interest rates currently offered to the Company for debt with similar remaining maturities. The fair value of the option rights attached to the subordinated debentures is calculated based on the Company's closing stock price and the option and redemption prices at the reporting date.

Financial Instruments with Off-Balance Sheet Risk:
The Company is a party to interest rate swap agreements in effect on a portion of its long-term debt. The differential to be paid or received is accrued as the interest rates change and is recognized over the term of the agreements. The carrying value of these instruments approximates fair value.

The banking/finance group is a party to commitments to extend credit. Because many of the commitments are expected to expire without being drawn upon, the total committed amounts do not necessarily represent future cash requirements. Fair value of these instruments is based on current settlement values and fees and interest rates currently charged to enter into similar agreements, taking into account the remaining term of the agreements and the counterparties' credit standing.

Premises and Equipment:
Furniture and equipment are recorded at cost and are depreciated on the straight-line basis over their estimated useful lives. Expenditures for repairs and maintenance are charged to expense when incurred. Leasehold improvements are amortized on the straight-line basis over their estimated useful lives or the lease term, whichever is shorter.

Goodwill:
The excess of cost over fair market value of the Company's acquisition of Templeton is amortized on a straight-line basis over a period of forty years.

Earnings Per Share:
Earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents (stock options and debenture option rights) considered outstanding during each year. The weighted average number of shares outstanding during 1994, 1993 and 1992 was 81,932,321, 81,594,765, and 77,971,835, respectively. The weighted average numbers of shares outstanding reflect retroactive application of the stock split in March 1992. Common stock equivalents utilized in computing earnings per share in 1994 and 1993 were 1,777,220 and 1,261,833 for primary and 1,777,220 and 2,117,004 for fully diluted, respectively. Common stock equivalents had an immaterial effect on fully diluted earnings per share in 1992.

Reclassifications: Certain amounts in the 1993 and 1992 financial statements have been reclassified to correspond to the 1994 presentation. These reclassifications did not affect previously reported net income or retained earnings.

2. Banking/Finance Group Loans, and Allowance for Loan Losses

The banking/finance group's loans at September 30, 1994 and 1993 consisted of the following:

(Dollars in thousands):                      1994           1993
Auto                                          $328,396         $72,484
Credit card                                     89,409          54,389
Real estate                                      4,467           8,001
Other                                            5,799           4,524
                                               428,071         139,398
Unearned fees and discounts                   (33,077)         (9,106)
Allowance for loan losses                      (3,170)         (1,472)
Loans receivable, net                         $391,824        $128,820

The estimated fair value of net loans receivable as of September 30, 1994 and 1993 was $392.7 and $129.6 million, respectively.

Included in the banking/finance group's loans is an allowance for loan losses for the years ended September 30, 1994, 1993, and 1992 as follows:


(Dollars in thousands)             1994        1993        1992
Beginning balance                $1,472      $2,055      $1,234
Provision for loan losses         5,415       4,093       4,931
Loans charged off               (4,390)     (5,273)     (4,519)
Recoveries                          673         597         409
Ending balance                   $3,170      $1,472      $2,055


3. Investments

Investments at September 30, 1994 and 1993 consisted of the following:


                                           Gross Un-  Gross Un-
                                Amortized  realized   realized   Estimated
(Dollars in thousands)          Cost       Gains      Losses     Market
1994
Investment securities,
available-
  for-sale:
   Franklin Templeton funds       $97,379      $6,547  $(6,186)    $97,740
   Debt securities                 17,990         567     (121)     18,436
   Equity securities               22,818      14,300       (2)     37,116
                                 $138,187     $21,414  $(6,309)   $153,292
Banking/finance group
investment
  portfolio:
   U.S. agencies securities       $20,765          $5    $(322)    $20,448
   U.S. Treasury securities         6,012           0     (225)      5,787
   Other marketable securities        110           0         0        110
                                  $26,887          $5    $(547)    $26,345
Investment Securities,
available-
  for-sale:
   Restricted securities           $9,607        $112    $(575)     $9,144

1993
Investment securities,
available-
  for-sale:
   Franklin Templeton funds       $85,884      $8,902     $(22)    $94,764
   Debt securities                 16,755       2,454         -     19,209
   Equity securities               26,104           -     (943)     25,161
                                 $128,743     $11,356    $(965)   $139,134
Banking/finance group
investment
  portfolio:
   U.S. agencies securities       $13,471         $11         -    $13,482
   U.S. Treasury securities        49,454          78         -     49,532
   Other marketable securities      6,666         282         -      6,948
                                  $69,591      $  371         -    $69,962
Investment securities,
available-
  for-sale:
   Restricted securities           $7,891           -         -     $7,891

Investments in the Franklin Templeton funds are shares of regulated investment companies for which the Company acts as investment manager.

Proceeds from the sale of investment securities for 1994, 1993 and 1992 were $67.4 million, $57.2 million and $24.3 million respectively. Gains of $1.2 million, $1.5 million and $2.5 million were realized on these sales for 1994, 1993 and 1992, respectively.

At September 30, 1994, debt securities of the banking/finance group's investment portfolio at amortized cost and estimated market value have scheduled maturities as follows:


                                     Amortized  Estimated
(Dollars in thousands)               Cost       Market
Maturity:
0-1 year                               $18,773     $18,726
1-5 years                                8,114       7,619
Greater than 5 years                         -           -
                                       $26,887     $26,345

Other debt securities have scheduled maturities as follows:

<CAPTION

                                     Amortized  Estimated
(Dollars in thousands)               Cost       Market
Maturity:
0-1 year                                $2,299      $2,319
1-5  years                               2,816       3,260
5-10 years                               6,731       6,166
Greater than 10 years                    7,722       8,369
                                       $19,568     $20,114

4. Premises and Equipment

The following is a summary of premises and equipment at September 30, 1994 and 1993:


(Dollars in thousands)                            1994         1993
Furniture and equipment                            $68,247      $49,104
Premises and leasehold improvements                 55,386       39,659
Leased equipment                                     7,256        7,882
Land                                                 7,423        6,922
                                                   138,312      103,567
Less: Accumulated depreciation and
 amortization                                     (44,094)     (37,746)
                                                   $94,218      $65,821



5. Segment Information

The Company conducts operations in four principal geographic areas of the world: North America, the Bahamas, Europe and Asia/Pacific. Revenue by geographic area includes fees and commissions charged to customers and fees charged to affiliates. Operating income is defined as pre-tax income excluding non-banking interest expense. Identifiable assets are those assets used exclusively in the operations of each geographic area.

Information is summarized below:


                                                       Adjust-
(Dollars in                                             ments
  thousands)                                             and
                  North                       Asia/   Elimina-   Consoli-
                 America  Bahamas   Europe   Pacific    tions      dated
1994
Revenues from:
  Unaffiliated
    customers    $652,986 $103,037  $17,764   $53,084         -    $826,871
  Affiliates        9,209    1,040      567     6,214 $(17,030)
  Total          $662,195 $104,077  $18,331   $59,298 $(17,030)    $826,871
Operating
  income/(loss)  $275,377 $ 77,732 $(1,391)   $40,568         -    $392,286
Identifiable
  assets         $990,477 $448,205  $22,443  $139,748         -  $1,600,873
Corporate assets                                                    137,112
Total assets                                                     $1,737,985

1993
Revenues from:
  Unaffiliated
    customers    $552,005  $66,580   $8,743   $13,416         -    $640,744
  Affiliates        3,179      597       28     5,411  $(9,215)           -
  Total          $555,184  $67,177   $8,771   $18,827  $(9,215)    $640,744
Operating
  income/(loss)  $262,042  $38,491 $(3,729)    $6,639    $(285)    $303,158
Identifiable
  assets         $895,483 $459,848  $22,304  $128,240   $ 1,062  $1,506,937
Corporate assets                                                     74,597
Total assets                                                     $1,581,534

Summarized below are the business segments:


                                      Identifiable               Operating
(Dollars in thousands)                   Assets       Revenue     Income
1994
Mutual funds and institutional
 management                              $1,514,512    $796,266   $387,990
Banking/finance                             208,500      27,897      5,419
Real estate and other                        14,973       2,708    (1,123)
Company totals                           $1,737,985    $826,871   $392,286

1993
Mutual funds and institutional
 management                              $1,325,008    $621,332   $309,354
Banking/finance                             211,901      17,583        969
Real estate and other                        44,625       1,829    (7,165)
Company totals                           $1,581,534    $640,744   $303,158
1992
Mutual funds and institutional
 management                                $622,722    $353,234   $204,584
Banking/finance                             193,297      16,743        551
Real estate and other                        18,268         966      1,750
Company totals                             $834,287    $370,943   $206,885

The  mutual  funds  segment's assets are primarily  receivables  from,  and investments  in,  Franklin Templeton mutual funds  and  goodwill  from  the acquisition of Templeton. The banking/finance segment's assets are primarily investment securities and consumer loans.

6. Debt

Debt at September 30, 1994 and 1993 was as follows:


                                       1994
                                       Weighted
                                       Average
(Dollars in thousands)                 Effec-            1994        1993
                                       tive
                                       Interest
                                       Rate

Debt payable within one year:
  Current maturities of long-term debt         -       $1,582     $51,716
  Commercial paper                         4.77%       82,900           -
  Total debt payable within one year                  $84,482     $51,716

Long term debt:
  Bank debt                                                 -    $296,000
  Notes payable                            6.50%      $80,000           -
  Commercial paper issued under
    long term borrowing agreements         4.77%      150,000           -
  Subordinated debentures                  6.61%      150,000     150,000
  Other notes and capital lease
    obligations                                         3,668       8,820
  Total long-term debt                               $383,668    $454,820

Maturities of long-term debt excluding capital lease obligations are as follows (in thousands):

              1995    $150,000
              1996      80,000
        After 1999     150,000
                      $380,000

During 1994, the Company repaid $296.0 million in outstanding senior bank debt with the proceeds from $300.0 million in commercial paper offerings. The Company has two credit agreements with a group of commercial banks that will allow it at its option to refinance certain amounts up to five years from the closing date, May 19, 1994. In accordance with the Company's intention and ability to refinance these obligations on a long-term basis, $150 million of the outstanding balance has been classified long-term. The credit agreements include various restrictive covenants, including: a capitalization ratio, interest coverage ratio, minimum working capital and limitation on additional debt. The Company was in compliance with all covenants as of September 30, 1994.

The Company has interest rate swap agreements which effectively fix interest rates on $105.0 million of commercial paper over a three to fifteen month period from the balance sheet date. The fixed rates of interest range from 4.44% to 5.02%.

During 1994, the Company initiated a $300 million medium-term note program.
Four  notes totaling $80 million were issued maturing through 1996.   Twice
yearly, interest payments are due on April 15 and October 15.

The subordinated debentures mature on August 3, 2002 and have a fixed interest rate of 6.25% per annum. Under certain circumstances, all or a portion of the debentures could pay additional interest, increasing to a maximum rate of 7.77%.

The subordinated debentures have non-detachable option rights which allow the holder to purchase common shares of the Company at any time during the term of the debentures, for cash or in redemption of the debentures. The Company may redeem the debentures any time after August 3, 1997, or sooner, to the extent options are exercised. The maximum number of shares purchasable under the option rights is 4,721,435 shares. The option price ranges from $28.65 to $31.77 per share and the redemption price ranges from 93.65% to 100% of face value, over the term of the debentures.


7. Investment Income

(Dollars in thousands)                      1994       1993       1992
Dividends                                $10,969    $11,162    $17,487
Interest                                   6,538      3,678      2,068
Realized gains (losses), net               1,396    (2,730)      (585)
Foreign exchange gains (losses), net       (420)      (174)          -
Partnership income                           840      1,399      1,001
Rental and other income                    3,380      1,416        393
                                         $22,703    $14,751    $20,364

Substantially all of the Company's dividend income was generated by investments in the Franklin Templeton funds (See Note 3).

8. Taxes on Income

Taxes on income for the years ended September 30, 1994, 1993 and 1992 are comprised of the following:


(Dollars in thousands)             1994        1993         1992
Current:
  Federal                       $87,951     $74,958      $63,918
  State                          22,257      17,807       18,061
  Foreign                        13,717       4,342            -
Deferred                       (12,712)       1,769      (1,282)
Total provision                $111,213     $98,876      $80,697

The components of the deferred provision for income taxes for the year ended September 30, 1992 consisted of the following :

(Dollars in thousands)                                       1992

State taxes                                                $(1,154)
Net effect of income and expenses reported in the
   years received or paid for tax purposes and included
   in financial statements as accrued                         (469)
Excess of tax depreciation  over book                           341
                                                                ___

                                                           $(1,282)
                                                            =======

The major components of the net deferred tax asset(liability) as of September 30, 1994 and 1993 were as follows :


(Dollars in thousands)                              1994        1993
Deferred tax assets:
  State taxes expensed currently, deductible
    in following year                            $6,089       $5,989
  Temporary differences on investment losses      3,278        3,286
  Deferred compensation                           5,062        2,901
  Restricted stock compensation plan             10,150        2,605
  Net operating loss carryforwards                8,121            -
  Valuation allowance for deferred tax
    assets                                      (8,121)            -
  Other                                           4,738        2,177
Total deferred tax assets                        29,317       16,958

Deferred tax liabilities:
  Temporary differences on partnership
    earnings                                      4,489        4,955
  Capitalized compensation costs                  5,681        5,542
  Unrealized gains on securities                  5,845        4,520
  Depreciation on fixed assets                    3,103        2,816
  Prepaid expenses                                2,381        1,486
  Other                                           4,500        2,667
Total deferred tax liabilities                   25,999       21,986

Net deferred tax asset (liability)               $3,318     $(5,028)

There are approximately $15.4 million of foreign tax net operating loss carryforwards which do not expire. In addition, there are approximately $48.5 million in state tax net operating loss carryforwards that expire between 2005 and 2009. A valuation allowance has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the benefit of the loss carryforwards.

A substantial portion of the undistributed earnings of the Company's foreign subsidiaries has been reinvested and is not expected to be remitted to the parent company. Accordingly, no U.S. Federal or state income taxes have been provided thereon. At September 30, 1994, the cumulative amount of reinvested income was approximately $110 million. The determination of the unrecognized deferred tax relating to such reinvested income is not practicable.

The following is a reconciliation between the amount of tax expense at the federal statutory rate and taxes on income as reflected in operations for the years ended September 30, 1994, 1993 and 1992, respectively:


(Dollars in thousand)                       1994      1993       1992
U.S. Federal statutory rate                  35%    34.75%        34%
Federal taxes at statutory rate         $126,882  $ 95,353   $ 69,614
State taxes, net of federal tax
 effect                                   12,944    11,166     11,858
Foreign earnings subject to reduced
 tax rates for which no U.S. tax is
 provided                               (25,194)   (6,591)          -
Other                                    (3,419)   (1,052)      (775)
Actual tax provision                    $111,213  $ 98,876   $ 80,697

Effective tax rate                           31%       36%        39%

9. Commitments

The Company leases office space (including space from an unconsolidated affiliate) and equipment under long-term operating leases expiring at various dates through fiscal year 2001. Lease expenses were $15.1 million, $12.1 million and $8.4 million for the fiscal years ended September 30, 1994, 1993 and 1992, respectively. At September 30, 1994, remaining operating lease commitments are as follows (in thousands):

                    1995     $14,370
                    1996      12,961
                    1997      11,895
                    1998      10,717
                    1999      10,012
              Thereafter      13,864
                             $73,819

The Company has also entered into capital leases for certain equipment (primarily computer equipment) with a cost of $7.8 million and accumulated amortization of $2.8 million at September 30, 1994. Future minimum payments under such leases as of September 30, 1994 are as follows (in thousands):

                    1995      $2,313
                    1996       1,838
                    1997       1,144
                    1998         295
                    1999          13
                               5,603
   Less imputed interest         634
                     Net      $4,969

At September 30, 1994, the Company's banking/finance group had commitments to extend credit as follows (in thousands):

Credit card lines           $306,757
Real estate equity lines       1,367
Consumer lines                   599
                            $308,723

The carrying value of these commitments approximates fair value.


The Company through certain subsidiaries acts as fiduciary for retirement and employee benefit plans. At September 30, 1994 assets held in trust were approximately $9.1 billion.

10. Stockholders' Equity

On March 5, 1992, the Board of Directors approved a two-for-one stock split, for which the Company issued 38,991,437 additional shares of common stock. During the years ended September 30, 1994, 1993 and 1992, the
Company paid dividends to common stockholders of $.32, $.28, and $.26 per share, respectively (as restated for the March 1992 two-for-one stock split).

11. Employee Stock Option Plans

The stockholders have adopted stock option plans which provide for the grant of options to purchase up to 2,358,250 shares of the Company's common stock to officers and other key employees of the Company. Terms and conditions (including price, exercise date and number of shares) are determined by the Board of Directors, which administers the plans. Information on the plans for the three years ended September 30, 1994, adjusted to reflect the 1992 stock split, is as follows:


                                     Number   Option Price Per
(Shares and total dollars in         of       Share             Total
thousands)                           Shares
Outstanding options at October 1,
 1991                                    277   $5.75 to $15.25    $1,950

Exercised                               (60)   $5.75 to $7.67      (419)

Outstanding options at September 30,
 1992                                    217   $5.75 to $15.25     1,531
Granted                                  170  $14.04 to $30.04     3,463
Exercised                              (212)   $5.75 to $15.25   (1,455)

Outstanding options at September 30,
 1993                                    175   $8.93 to $30.04     3,539

Exercised                               (11)        $8.93          (158)

Outstanding options at September 30,
 1994                                    164   $8.96 to $30.04    $3,381

There were 1,179,272 unoptioned shares available for the granting of options under the plans at September 30, 1994. The Company recognizes a charge to income in connection with the plans to the extent that the options granted are below the fair market value of the common stock at the time of grant.

12. Employee Benefit and Incentive Plans

The Company has defined contribution profit sharing plans covering all eligible U.S. employees of the Company who are not covered by a collective bargaining agreement. Contributions are based on the Company's prior year's results of operations and are made at the discretion of the Company's Board of Directors. The Company contributed $4.9 million, $2.8 million and $2.6 million during 1994, 1993 and 1992, respectively, that related to the 1993, 1992 and 1991 plan years.

The Company sponsors a 401(k) defined contribution pension plan in which certain U.S. employees are eligible to participate. The Company funds the 401(k) plan by matching employee contributions, subject to statutory limitations. Employer contributions were $1.0 million and $.8 million for the years ended September 30, 1994 and 1993, respectively.

The Company sponsors restricted stock arrangements for certain of its employees. The Company has issued shares of its common stock in the names of the employees. The deferred compensation cost of these securities is amortized on a straight-line basis to the date the stock vests with the employees. The unamortized cost of the restricted shares of $7.7 million as of September 30, 1994, is shown as a reduction of stockholders' equity.

13. Other Matters

Commission and fee revenue from the following mutual funds accounted for more than 10% of total revenues in the years indicated:

                                                 1994        1993      1992
Franklin Custodian Funds                          14%         19%       25%
Franklin California Tax-Free Income Fund           -          11%       16%

At September 30, 1994, other receivables include $23.5 million in advances to a limited partnership for which a subsidiary of the Company acts as a general partner. Subsequently, these amounts have been paid.


14. Quarterly Results of Operations (unaudited)


                                                  Fiscal Quarter
(Dollars  in  thousands,       First     Second      Third      Fourth
except
  per share amounts)
1994
Revenues                    $198,488   $213,628   $204,879    $209,876
Net income                   $59,001    $68,601    $60,023      63,683
Earnings per share:
  Primary                       $.70       $.82       $.72        $.76
  Fully diluted                 $.70       $.82       $.72        $.76

1993
Revenues                    $126,949   $153,626   $162,682    $197,487
Net income                  $ 34,764   $ 42,233   $ 44,798    $ 53,727
Earnings per share:
  Primary                       $.43       $.51       $.54        $.64
  Fully diluted                 $.43       $.51       $.54        $.62

1992
Revenues                     $82,651    $90,151    $89,921    $108,220
Net income                   $28,787    $31,087    $31,181     $32,996
Earnings per share:
  Primary                    $   .37     $  .40    $   .40     $   .42
  Fully diluted              $   .37     $  .40    $   .40     $   .42

Earnings per share have been restated to reflect a two-for-one stock split in 1992.


15. Acquisition of Templeton

On October 30, 1992, the Company acquired substantially all of the assets and liabilities of Templeton, which through its subsidiaries was the manager  of  the  Templeton  Family  of Funds  and  private  accounts.  The acquisition was accounted for as a purchase, with a purchase price of approximately $786 million of which approximately $713 million was allocated to goodwill. The purchase was financed by $360 million in bank debt, $150 million in subordinated debentures with option rights, $189 million in cash and $87 million in the Company's common stock.

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


Franklin Resources, Inc.
Schedule II. Consolidated Amounts Receivable From Employees for the years ended September 30, 1994, 1993, and 1992


                                                                           Balance of period
                                                                               end
                                 Balance
                       Fiscal   beginning            Amounts   Amounts                Non
 Name of Debtor,        year    of period  Additions collec-   written    Current   Current
                                                       ted       off
 J. Paul Lewis (1)         1992         $0  $293,164       $0         $0  $315,718        $0
                                             $22,554
                           1993   $315,718   $23,453       $0         $0  $339,171        $0
                           1994   $339,171    $7,903       $0   $347,074        $0        $0

 Charles E.
   Johnson(2)              1992   $118,217    $7,316       $0         $0   $36,200   $89,333
                           1993   $125,533    $7,316       $0         $0   $43,516   $89,333
                           1994   $132,849    $2,747  $67,387    $68,209        $0        $0

 Mark Mobius (3)(6)        1993   $100,000  $100,000 $100,000         $0  $100,000        $0
                           1994   $100,000        $0 $100,000         $0        $0        $0

 Mark
   Holowesko(3)(6)         1993   $100,000  $100,000 $100,000         $0  $100,000        $0
                           1994   $100,000        $0 $100,000         $0        $0        $0

 Dan Jacobs (3)(6)         1993   $100,000  $100,000 $100,000         $0  $100,000        $0
                           1994   $100,000        $0 $100,000         $0        $0        $0

 Gary Motyl (3)(6)         1993   $100,000  $100,000 $100,000         $0  $100,000        $0
                           1994   $100,000        $0 $100,000         $0        $0        $0

 Martin L. Flanagan
   (3)(5)(6)(7)            1993   $100,000  $100,000 $100,000         $0  $100,000        $0
                           1994   $100,000        $0 $100,000         $0        $0        $0

                           1993   $550,228        $0  $18,652         $0   $15,145  $516,431
                           1994   $531,576        $0  $15,145         $0   $16,079  $500,352

                           1993         $0  $744,298       $0         $0  $744,298        $0
                           1994   $744,298        $0 $744,298         $0        $0        $0

 Jerry Ledzinski
   (4)(6)                  1993   $500,000   $64,237  $14,789    $49,448        $0  $500,000
                           1994   $500,000   $51,935       $0    $51,935        $0  $500,000

 Thomas L.
   Hansberger  (5)(6)      1993   $690,605        $0 $690,605         $0        $0        $0




Footnotes

(1)   On  October  15,  1991,  the Company loaned J. Paul  Lewis  ("Lewis"),  an employee  and  shareholder  of Franklin Asset Management  Systems  ("FAMS"),  an
86%  owned  subsidiary  of  the Company, $293,164 (the  "Loan")  at  a  variable
interest  rate  based  upon  the Bank of America "prime  rate."   The  loan  was
due  and  payable  on April 15, 1992 and was collateralized  by  shares  of  the stock  of  FAMS  owned  by  Lewis.  No payments of principal  or  interest  have
been  made  on  the  loan.   On  February 24,  1992,  Lewis  filed  a  voluntary
petition  for  relief under Chapter 7 of the Bankruptcy Code.  The  $22,554  and
$23,453  represent  accrued  but  unpaid  interest  due  on  the  loan   as   of
September  30,  1992  and September 30, 1993, respectively. The  unpaid  balance was written-off in 1994.

(2)   Pursuant  to  a  Company  policy  to  make  loans  for  the  exercise   of
employee  stock  options, a loan in the amount of $89,333 was  made  to  Charles
E.  Johnson,  Vice-President  of the Company, in  October,  1987,  with  accrued
interest  additions.   $68,209  of the remaining  balance  was  forgiven  during
1994.

(3) The Company has made loans to various officers with principal being canceled after one year from the issuance of such loan if the employee remains in the service of the Company.

(4)  Variable interest demand note. Interest was 7.75% at year end 1994.

(5) Represents a $500,352 20-year secured mortgage loan bearing interest at the rate of 5.98% on Mr. Flanagan's and a 10-year secured mortgage loan on Mr. Hansberger's then principle residences in Nassau, Bahamas made by a predecessor company and acquired by the Company in connection with the Templeton acquisition.

(6)    Beginning   balances  for  Messrs.  Jacobs,  Mobius,  Holowesko,   Motyl,
Flanagan,  Hansberger  and Ledzinski for periods prior  to  the  current  fiscal year relate to pre-acquisition transactions.

(7) Represents $744,298 secured mortgage loan bearing interest at the rate of 3.69% on Florida residence.



Schedule IX.  Short-Term Borrowing (Dollars in thousands)


                                  Maximum     Average
                         Weight-  Amount      Amount
                         ed       outstand-   outstand-   Weighted
              Balance    Aver-    ing during  ing during  Average2
              at 9-30-   age      period      period      interest rate
              94         inter-                           during period
                         est
                         rate
Commercial
  paper1        $232,900   4.84%     $300,000   $276,600       4.56%


1   At  September  30, 1994, in accordance with the Company's  ability  and intent, $150 million of commercial paper has been classified as long-term. See Note 6 to the consolidated financial statements.

2   Weighted average interest rate was computed as the sum of the month end effective interest rates divided by the number of months that there were balances outstanding.




Schedule X. Consolidated Supplementary Profit And Loss Information for the years ended September 30, 1994, 1993 and 1992 (Dollars in thousands)


                                                   Column B
                                            Charged to Cost and Expenses
                 Column A                  1994        1993        1992

               Advertising               $54,884     $38,272     $26,533


Taxes, other than income taxes; maintenance and repairs; depreciation and amortization of furniture and equipment; and royalties were either not present or were immaterial in amount. Information related to rental income is shown in Note 7 to the financial statements. Amortization of goodwill is shown on the face of the Consolidated Statements of Income.


Item 9.   Disagreements on accounting and financial disclosure

None
                                 PART III


Items 10-13 are incorporated by reference to the Company's definitive proxy soliciting material to be used in connection with the Annual Meeting of Stockholders to be held January 24, 1995.

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Please see the index in Item 8 for a list of the financial statements filed as part of this report.

   (2) Please see the index in Item 8 for a list of the financial statement schedules filed as part of this report.

   (3)  The following exhibits are filed as part of this report:

     (3)(i)  Registrant's Certificate of Incorporation, as filed November
          28, 1969

    (3)(ii) Registrant's Certificate of Amendment of Certificate of Incorporation, as filed March 1, 1985

   (3)(iii) Registrant's Certificate of Amendment of Certificate of Incorporation, as filed April 1, 1987

    (3)(iv) Registrant's Certificate of Amendment of Certificate of Incorporation, as filed February 2, 1994

     (3)(v) Registrant's By-Laws are incorporated by reference to Form 10 (File No. 06952)

       10.1 Representative Distribution Plan between Templeton Growth Fund, Inc. and Franklin/Templeton Investor Services, Inc. incorporated by referenced to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 (the "1993 Annual Report")

       10.2 Representative Business Management Agreement between Templeton Growth Fund, Inc. and Templeton Global Investors, Inc.
          incorporated by referenced to Exhibit 10.2 to the 1993 Annual
          Report

       10.3 Representative Transfer Agent Agreement between Templeton Growth Fund, Inc. and Franklin/Templeton Investor Services, Inc. incorporated by referenced to Exhibit 10.3 to the 1993 Annual Report

       10.4 Representative Distribution Agreement between Templeton Growth Fund, Inc. and Franklin/Templeton Distributors, Inc. incorporated by reference to Exhibit 10.4 to the 1993 Annual Report

       10.5 Representative Investment Management Agreement between Templeton Growth Fund, Inc. and Templeton, Galbraith and Hansberger Ltd. incorporated by reference to Exhibit 10.5 to the 1993 Annual Report

       10.6 Representative Management Agreement between Advisers and the Franklin Group of Funds incorporated by referenced to Exhibit
          10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992 (the "1992 Annual Report")

       10.7 Representative Distribution Agreement between Distributors and the Franklin Group of Funds incorporated by referenced to Exhibit
          10.2 to the 1992 Annual Report

       10.8 Representative Distribution 12b-1 Plan between Distributors and the Franklin Group of Funds incorporated by referenced to
          Exhibit 10.3 to the 1992 Annual Report

       10.9 Representative Shareholder Services Agreement between FTIS and the Franklin Group of Funds incorporated by reference to Exhibit
          10.4 to the 1992 Annual Report

       10.10 Representative Amendment to Shareholder Services Agreement between FTIS and the Franklin Group of Funds incorporated by reference to Exhibit 10.5 to the 1992 Annual Report

       10.11 Registrant's Annual Incentive Compensation Plan approved January 19, 1994 incorporated by referenced to the Company's 1994 Proxy

       10.12 Registrant's Universal Stock Plan approved January 19, 1994 incorporated by reference to the Company's 1995 Proxy

       21    List of Subsidiaries

       23    Consent of Independent Accountant

       27    Financial Data Schedule

       99(i) Report on internal accounting control of transfer agent from Coopers & Lybrand L.L.P.

       99(ii)Report on internal accounting control of transfer agent from McGladrey & Pullen


(b) A Current Report on Form 8-K dated July 28, 1994 was filed on August 4, 1994 attaching Registrant's press release dated July 28, 1994 under Items 5 and 7.

(c)     See Item 14(a)(3) above.

(d) No separate financial statements are required; schedules are included in Item 8.

                              EXHIBIT (3)(i)

(AS FILED NOVEMBER 28, 1969)

                       CERTIFICATE OF INCORPORATION

                                    OF

                         FRANKLIN RESOURCES, INC.

      The undersigned, a natural person, for the purpose of organizing a corporation for conducting the business and promoting the purposes hereinafter stated, under the provi-sions and subject to the requirements of the laws of the State of Delaware (particularly Chapter 1, Title 8 of the Delaware Code and the acts amendatory thereof and supple-mental thereto, and known, identified and referred to as the "General Corporation Law of the State of Delaware"), hereby certifies that:

     FIRST:    The name of the corporation (hereinafter   called the
"corporation") is FRANKLIN RESOURCES, INC.

     SECOND:   The address, including street, number, city, and county,of the registered office of the corporation in the State of Delaware is 229 South State Street, City of Dover, County of Kent; and the name of the registered agent of the corporation in the State of Delaware at such address is The Prentice-Hall Corporation System, Inc.

     THIRD:    The nature of the business and of the pur-poses to be
conducted and promoted by the corporation, which shall be in addition to the authority of the corporation to conduct any lawful business, to promote any lawful purpose, and to engage in any lawful act or activity for which corpor-ations may be organized under the General Corporation Law of the State of Delaware, is as follows:

     (a) To engage in and carry on the business of brokers and dealers in securities of every kind, character or description what-soever;to underwrite and distribute on behalf of itself and of others, securities of every kind, character or description whatsoever and to participate with others in any such under-writing or distribution; to negotiate private placements of any such securities; to do a general securities business in all branches thereof to the full extent permitted by law, including, without limiting the generality of the foregoing, a general brokerage, under-writing and investment business,and to do any and all things which may be useful in connec-tion with or incidental to the conduct of such business and, whether or not in connec-tion therewith, to purchase, subscribe for, borrow, acquire, hold, sell, distribute, exchange, assign, transfer, lend, mortgage, pledge, hypothecate, guarantee, deal in or
otherwise effect any and all transactions   of every kind,  character  or
description whatsoever  in  or  with  respect  to     such securities,  and
with respect to foreign exchange, acceptances and commer- cial paper of every kind, character or description whatsoever, except bills of exchange.

          (b)  To engage in and carry on   the business of brokers and
dealers in commodities (which term as used in this Certificate of Incorporation includes contracts for the future delivery thereof) of every kind, character or description whatsoever and, whether or not in connection therewith, to purchase, borrow, acquire, hold, exchange, sell, distribute, lend, mortgage, pledge, or otherwise dispose of, or import or export or turn to account in any manner and generally to deal in or otherwise effect any and all transactions of every kind, character or description whatso-ever in or with respect to commodities and products, merchandise, articles of commerce, materials, personal property, of every kind, character or description whatsoever and any interest therein, and instruments evidencing rights to acquire such interests,to guarantee any and all obligations relating to transac-tions made on any board of trade, commodities exchange, or similar institution, and to do any and all things which may be useful in connection with or incidental to the conduct of such business.

     (c) To maintain accounts with and for customers,of every kind,character or descrip-tion whatsoever,including margin accounts, with respect to securities and commodities and to do anything incidental to the maintenance of such accounts.

     (d) To render advisory, investigatory, supervisory, investment, managerial or other services to any person,corporation,trust, firm, public authority or organization of any kind.

     (e)  To act in any capacity whatsoever   as financial, commercial or
business agent or representative,general or special,or as factor, broker or in any other capacity whatsoever for, and to effect any and all transactions of every kind, character or description whatsoever for the account of any person, corporation, trust, firm, public authority or organization of any kind.

     (f) To acquire and hold one or more memberships in securities exchanges, boards of trade, commodities exchanges, clearing corpora-tions or associations, or similar institutions located within or without the United States or to otherwise secure membership privileges thereon, and to acquire and hold membership in any association of brokers, security dealers or commodity dealers, or any other association, membership in which will in any way facilitate the conduct of its business.

     (g) To hold as nominee, custodian or otherwise, any securities or commodities belonging to others, to issue appropriate receipts or certificates therefor, and while holding such securities or commodities to exercise all of the rights, powers and privileges of ownership thereof, including the right to loan to others.

     (h) To guarantee the signatures of customers or others whenever such guarantees are convenient in the conduct of its business.

     (i) To cause or allow the legal title to, or any legal or equitable interest in, any property of any sort of the Corporation to remain or be vested or registered in the name of any other person, corporation, trust, firm, public authority or organization of any kind, whether upon trust for or as agent or nominee of the Corporation, or otherwise for its account or benefit.

     (j) To transact a general real estate agency and brokerage business, including acting as agent, broker or attorney in fact for any person, corporation, trust, firm, public authority or organization of any kind in sale and lease-back transactions and generally in buying, selling, and dealing in real property and any interests and estates therein, on commission or otherwise, renting and managing of estates, making, arranging for, or obtaining loans upon such property, and supervising, managing and protecting such property and all loans, interests in, and claims affecting the same.

     (k) To borrow money for any business, object or purpose of the Corporation from time to time without limit as to amount; to issue any kind of evidence of indebtedness, whether or not in connection with borrowing money, including, without limiting the generality of the foregoing, evidence of indebtedness convertible into shares of captial stock of the Corporation; to secure the payment of any indebtedness by the creation of any interest in any of the property or rights of the Corporation, whether owned at the time such indebtedness is incurred or thereafter acquired, or by the mortgaging, pledging or hypothecating of property of every kind, character or description whatsoever, whether owned by the Corporation or, when the Corporation has the right so to do, when owned by others.

     (l) To loan to any person, corporation, trust, firm, public authority or organization of any kind any of its funds or property, with or without security, and to guarantee the loans of any of the foregoing.

     (m) To hold securities of every kind, character or description whatsoever of, or any other interests in, any other corporation or business organization whatsoever organized under the laws of the United States or of any State, Territory or Possession of the United States or of any foreign country or of any subdivision, possession or dependency of any such foreign country, without regard to the business carried on by such corporation or business organization or to the part of the world in which it is carried on, to do any and all acts and things necessary, advisable or desirable for the preservation and enhancement in value of any of such securities or interests, to make loans or grant subsidies to or otherwise assist, and to guarantee the obligations of or the payment of dividends by, any such corporation or business organization.

     (n) To purchase, hold, sell, transfer, reissue or cancel shares of its own capital stock or any instruments evidencing its indebtedness or any other securities issued by it.

     (o) To engage in any commercial, mercantile, manufacturing, industrial, trading, mining, petroleum or petroleum products business of every kind, character or description whatsoever, either by itself or jointly with others, and to do any and all things incidental to the conduct of such business.

     (p) To acquire all or any part of the property and business, including good will, of any person, corporation or partnership engaged in any business similar to the objects or purposes of the Corporation, to pay any appropriate consideration therefor, including cash and securities issued by the Corporation, to assume in connection therewith any liabilities or obligations of any such person, corporation or partnership, and to hold, conduct, use or dispose of the whole or any part of the property and business, including any good will, so acquired.

     (q) To promote and exercise all or any part of the foregoing purposes and powers in any and all parts of the world, and to conduct its business in all or any of its branches as principal, agent, broker, factor, contractor, and in any other lawful capacity, either alone or through or in conjunction with any corporations, associations, partnerships, firms, trustees, syndicates, individuals, organizations, and other entities in any part of the world, and, in conducting its business and promoting any of its purposes, to maintain offices, branches and agencies in any part of the world, to make and perform any contracts and to do any acts and things, and to carry on any business, and to exercise any powers and privileges suitable, convenient, or proper for the conduct, promotion, and attainment of any of the business and purposes herein specified or which at any time may be incidental thereto or may appear conducive to or expedient for the accomplishment of any of such business and purposes and which might be engaged in or carried on by a corporation or organized under the General Corporation Law of the State of Delaware, and to have and exercise all of the powers conferred by the laws of the State of Delaware upon corporations incorporated or organized under the General Corporation Law of the State of Delaware.

     The foregoing provisions in this Article THIRD shall be construed both as purposes and powers and each as an independent purpose and power. The foregoing enumeration of specific purposes and powers shall not be held to limit or restrict in any manner the purposes and powers of the corporation, and the purposes and powers herein specified shall, except when otherwise provided in this Article THIRD, be in no wise limited or restricted by reference to, or inference from, the terms of any provision of this or any other Article of this certificate of incorporation; provided, that the corporation shall not conduct any business, promote any purpose, or exercise any power or privilege within or without the State of Delaware which, under the laws thereof, the corporation may not lawfully conduct, promote or exercise.

     FOURTH: The total number of shares of stock which the corporation shall have authority to issue is six million (6,000,000) shares, of which five million (5,000,000) shares shall be common stock of the par value of ten (10) cents, and one million (1,000,000) shares shall be preferred stock of the par value of one ($1.00) dollar. The preferred stock shall be issuable from time to time in one or more series of equal rank with such different series designations, preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions thereof, and shall be subject to redemption at such time or times and at such price or prices, and shall entitle the holders to receive dividends at such rates, on such conditions and at such times, and cumulative or non-cumulative, and shall entitle the holders to such rates upon the dissolution of, or upon any distribution of the assets of, the corporation, and shall be convertible into, or exchangeable for, shares of any class or classes or any other series, at such price or prices or at such rate or rates of exchange and with such adjustments, as shall be stated in the resolution or resolutions providing for the issue of such stock adopted by the Board of Directors.

     FIFTH: The name and the mailing address of the incorporator are as follows:

NAME                     MAILING ADDRESS

STANLEY W. NATHANSON,Esq.c/o Silver, Saperstein, Barnett & Solomon,
                         Rm 5010, 60 E. 42 St., New York, N.Y.  10017

     SIXTH:    Whenever a compromise or arrangement is proposed between
this corporation and its creditors or any class of them and/or between this corporation and its stockholders or any class of them, any court of equitable jurisdiction within the State of Delaware may, on the application in a summary way of this corporation or of any creditor or stockholder thereof or on the application of any receiver or receivers appointed for this corporation under the provisions of section 291 of Title 8 of the Delaware Code or on the application of trustees in dissolution or of any receiver or receivers appointed for this corporation under the provisions of section 279 of Title 8 of the Delaware Code order a meeting of the creditors or class of creditors, and/or of the stockholders or class of stockholders of this corporation, as the case may be, to be summoned in such manner as the said court directs. If a majority in number representing three-fourths in value of the creditors or class of creditors, and/or of the stockholders or class of stockholders of this corporation, as the case may be, agree to any compromise or arrangement and to any reorganization of this corporation as consequence of such compromise or arrangement, the said compromise or arrangement and the said reorganization shall, if sanctioned by the court to which the said application has been made, be binding on all the creditors or class of creditors, and/or on all the stockholders or class of stockholders, of this corporation, as the case may be, and also on this corporation.

     SEVENTH: For the management of the business and for the conduct of the affairs of the corporation, and in further definition, limitation and regulation of the powers of the corporation and of its directors and of its stockholders or any class thereof, as the case may be, it is further provided:

          1. The management of the business and the conduct of the affairs of the corporation, including the election of the Chairman of the Board of Directors, if any, the President, the Treasurer, the Secretary, and other principal officers of the corporation, shall be vested in its Board of Directors. The number of directors which shall constitute the whole Board of Directors shall be fixed by, or in the manner provided in, the By-Laws.
The phrase "whole Board" and the phrase "total number of directors" shall be deemed to have the same meaning, to wit, the total number of directors which the corporation would have if there were no vacancies. No election of directors need be by written ballot.

          2. The original By-Laws of the corporation shall be adopted by the incorporator unless the certificate of incorporation shall name the initial Board of Directors therein. Thereafter, the power to make, alter, or repeal the By-Laws, and to adopt any new By-Law, except a By-Law classifying directors for election for staggered terms, shall be vested in the Board of Directors.

          3. Whenever the corporation shall be authorized to issue only one class of stock, each outstanding share shall entitle the holder thereof to notice of, and the right to vote at, any meeting of shareholders. Whenever the corporation shall be authorized to issue more than one class of stock, no outstanding share of any class of stock which is denied voting power under the provisions of the certificate of incorporation shall entitle the holder thereof to the right to vote at any meeting of stockholders except as the provisions of paragraph (c)(2) of section 242 of the General Corporation Law shall otherwise require; provided, that no share of any such class which is otherwise denied voting power shall entitle the holder thereof to vote upon the increase or decrease in the number of authorized shares of said class.

          EIGHTH:   The Corporation shall, to the fullest extent permitted
by Section 145 of the General Corporation Law of Delaware, as the same may be amended and supplemented, indemnify any and all persons whom it shall have power to indemnify under said section from and against any and all of the expenses, liabilities or other matters referred to in or covered by said section, and the indemnification provided for herein shall not be deemed exclusive of any other rights to which those indemnified may be entitled under any By-Law, agreement, vote of stockholders or disinterested directors or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of the heirs, executors and administrators of such a person.

          NINTH: From time to time any of the provisions of this certificate of incorporation may be amended, altered or repealed, and other provisions authorized by the law of the State of Delaware at the time in force may be added or inserted in the manner and at the time prescribed by said laws, and all rights at any time conferred upon the stockholders of the corporation by this certificate of incorporation are granted subject to the provisions of this Article NINTH.

Executed at New York, New York on November 24, 1969.

                    /s/ Stanley W. Nathanson
                         Incorporator

STATE OF NEW YORK   )
                    )
COUNTY OF NEW YORK  )

     BE IT REMEMBERED that, on November 24, 1969, before me, a Notary Public duly authorized by law to take acknowledgement of deeds, personally came Stanley W. Nathanson, the incorporator who duly executed the foregoing certificate of incorporation before me and acknowledged the same to be his act and deed, and that the facts therein stated are true.

     GIVEN under my hand on November 24, 1969.

                    /s/ Theresa Rosenman
                         Notary Public

                              EXHIBIT (3)(ii)

(AS FILED ON MARCH 1, 1985)



                         CERTIFICATE OF AMENDMENT

                                    OF

                       CERTIFICATE OF INCORPORATION


      FRANKLIN RESOURCES, INC., a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware, DOES HEREBY CERTIFY:

      FIRST: That at a meeting of the Board of Directors of FRANKLIN RESOURCES, INC., resolutions were duly adopted setting forth a proposed amendment to the Certificate of Incorporation of said corporation, declaring said amendment to be advisable and calling a meeting of the stockholders of said corporation for consideration thereof. The resolution setting forth the proposed amendment is as follows:


RESOLVED, that the Certificate of Incorporation of this corporation be amended by changing the Fourth Article thereof so that, as amended, said Article shall be and read as follows:

"FOURTH: The total number of shares of stock which the corporation shall have authority to issue is twenty-six million (26,000,000) shares, of which twenty-five million (25,000,000) shares shall be common stock of the par value of ten cents ($0.10), and one million (1,000,000) shares shall be preferred stock of the par value of one dollar ($1.00). The preferred stock shall be issuable from time to time in one or more series of equal rank with such different series designations, preferences and relative, participating, optional, or other special rights, and qualifications, limitations, or restrictions thereof, and shall be subject to redemption at such time or times and at such price or prices, and shall entitle the holders to receive dividends at such rates, on such conditions, and at such times, and cumulative or non-cumulative, and shall entitle the holders to such rates upon the dissolution of, or upon any distribution of the assets of, the corporation, and shall be convertible into, or exchangeable for, shares of any class or classes or any other series, at such price or prices or at such rate or rates of exchange and with such adjustments, as shall be stated in the resolution or resolutions providing for the issue of such stock adopted by the Board of Directors."


      SECOND: That thereafter, pursuant to resolution of its Board of Directors, the Annual Meeting of the stockholders of said corporation was duly called and held, upon notice in accordance with Section 222 of the General Corporation Law of the State of Delaware at which meeting the necessary number of shares as required by statute were voted in favor of the amendment.

      THIRD:    That said amendment was duly adopted in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware.

      IN WITNESS WHEREOF, said FRANKLIN RESOURCES, INC. has caused this certificate to be signed by CHARLES B. JOHNSON, its President and Chief Executive Officer, and attested by HARMON E. BURNS, its Secretary, this 26th day of February, 1985.


                                   FRANKLIN RESOURCES, INC.


                                   By: /s/   Charles B. Johnson
                                             President and Chief
                                             Executive Officer




ATTEST:


By: /s/   Harmon E. Burns
          Secretary


                             EXHIBIT (3)(iii)

(AS FILED ON APRIL 1, 1987)
                         CERTIFICATE OF AMENDMENT

                                    OF

                       CERTIFICATE OF INCORPORATION

      FRANKLIN RESOURCES, INC., a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware, DOES HEREBY CERTIFY:

      FIRST: That at a meeting of the Board of Directors of FRANKLIN RESOURCES, INC., resolutions were duly adopted setting forth proposed amendments to the Certificate of Incorporation of said corporation, declaring said amendments to be advisable and calling a meeting of the stockholders of said corporation for consideration thereof. The resolutions setting forth the proposed amendments are as follows:

A. RESOLVED, that the Certificate of Incorporation of this corporation be amended by changing Article FOURTH thereof so that, as amended, said Article shall be and read as follows:

     "FOURTH: The total number of shares of stock which the corporation shall have authority to issue is one hundred one million (101,000,000) shares, of which one hundred million (100,000,000) shares shall be common stock of the par value of ten cents ($0.10), and one million (1,000,000) shares shall be preferred stock of the par value of one ($1.00). The preferred stock shall be issuable from time to time in one or more series of equal rank with such different series designations, preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions thereof, and shall be subject to redemption at such time or times and at such price or prices, and shall entitle the holders to receive dividends at such rates, on such conditions and at such times, and cumulative or non-cumulative, and shall entitle the holders to such rates upon the dissolution of, or upon any distribution of the assets of, the corporation, and shall be convertible into, or exchangeable for, shares of any class or classes or any other series, at such price or prices or at such rate or rates of exchange and with such adjustments, as shall be stated in the resolution or resolutions providing for the issue of such stock adopted by the Board of Directors."

B. RESOLVED, that a new Article TENTH be added to the Certificate of Incorporation of the corporation, to read as follows:

     "TENTH:  A.    A director of the corporation shall not be personally liable to the corporation or its stockholders for monetary damages for breach of fiduciary duty as a director, except for liability (i) for any breach of the director's duty of loyalty to the corporation or its stockholders, (ii)
for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under Section 174 of the Delaware General Corporation Law, or (iv) for any transaction from which
the  director  derived  any  improper personal benefit.   If  the  Delaware
General Corporation Law is amended after this Certificate of Amendment becomes effective to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of a director of the corporation shall be eliminated or limited to the fullest extent permitted by the Delaware General Corporation law, as so amended.

      B. Any repeal or modification of the foregoing Section A by the stockholders of the corporation shall not adversely affect any right or protection of a director or the corporation existing at the time of such repeal or modification."

      SECOND: That thereafter, pursuant to resolution of its Board of Directors, the Annual Meeting of the Stockholders of said corporation was duly called and held, upon notice in accordance with Section 222 of the General Corporation Law of the State of Delaware, at which meeting the necessary number of shares as required by statute were voted in favor of the foregoing amendments.

      THIRD:     That said amendments were duly adopted in accordance  with the provisions of Section 242 of the General Corporation Law of the State of Delaware.





      IN WITNESS WHEREOF, said FRANKLIN RESOURCES, INC. has caused this certificate to be signed by CHARLES B. JOHNSON, its President and Chief Executive Officer, and attested by HARMON E. BURNS, its secretary, this 17th day of March 1987.


                                   FRANKLIN RESOURCES, INC.


                                   By: /s/   Charles B. Johnson
                                             President and Chief
                                             Executive Officer



ATTEST:


By: /s/   Harmon E. Burns
          Secretary


                              EXHIBIT (3)(iv)

(AS FILED ON FEBRUARY 2, 1994)





                         CERTIFICATE OF AMENDMENT

                                    OF

                       CERTIFICATE OF INCORPORATION

Franklin Resources, Inc., a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware,

DOES HEREBY CERTIFY:

FIRST: That, at a meeting of the Board of Directors of Franklin Resources, Inc., resolutions were duly adopted setting forth a proposed amendment of the Certificate of Incorporation of said corporation, declaring said amendment to be advisable and calling a meeting of the stockholders of said corporation for consideration thereof. The resolution setting forth the proposed amendment is as follows:

RESOLVED, that Article Fourth of the Certificate of Incorporation of this corporation be amended, so that, as amended, said Article shall be and read in its entirety as follows:

"FOURTH: The total number of shares of stock which the corporation shall have authority to issue is five hundred and one million (501,000,000) shares, of which five hundred million (500,000,000) shares shall be common stock of the par value of ten cents ($0.10),and one million (1,000,000) shares shall be preferred stock of the par value of one dollar ($1.00). The preferred stock shall be issuable from time to time in one or more series of equal rank with such different series, designations, preferences and relative, participating, optional, or other special rights,and qualifications,limitations,or restrictions thereof, and shall be subject to redemption at such time or times and at such price or prices, and shall entitle the holders to receive dividends at such rates, on such conditions and at such times, and cumulative or non cumulative, and shall entitle the holders to such rates upon the dissolution of, or upon any distribution of the assets of, the corporation, and shall be convertible into, or exchangeable for, shares of any class or classes or any other series, at such price or prices or at such rate or rates of exchange and with such adjustments, as shall be stated in the resolution or resolutions providing for the issue of such stock adopted by the Board of Directors.";

FURTHER RESOLVED, that such amendment to Article Fourth of the Certificate of Incorporation be submitted to the stockholders for their approval at the Annual Meeting of Stockholders and that the Board of Directors recommends that the stockholders of the Corporation vote in favor of such amendment; and

FURTHER RESOLVED, that upon obtaining approval of the stockholders, the proper officers on behalf of the Corporation shall file such amendment with the appropriate state officials.

SECOND: That thereafter, pursuant to resolution of its Board of Directors, a special meeting of the stockholders of said corporation was duly called and held,upon notice in accordance with Section 222 of the General Corporation Law of the State of Delaware, at which meeting the necessary number of shares as required by statute were voted in favor of the amendment.

THIRD:   That  said  amendment  was duly adopted  in  accordance  with  the provisions of Section 242 of the General Corporation Law of the State of Delaware.

     IN WITNESS WHEREOF, said Franklin Resources, Inc. has caused this certificate to be signed by Charles B. Johnson, its president, and Harmon
E. Burns, its secretary, this 31st day of January, 1994.


                              By: /s/        Charles B. Johnson
                                             President


                              ATTEST: /s/    Harmon E. Burns
                                             Secretary

                                EXHIBIT 21

                   FRANKLIN RESOURCES, INC.
           FOR FISCAL YEAR ENDED SEPTEMBER 30, 1994
               LIST OF PRINCIPAL SUBSIDIARIES*
Name                                         State or
                                             Nation
                                             of Incorporation
Franklin/Templeton Investor Services, Inc.   California
Franklin Agency, Inc.                        California
Franklin Asset Management Systems            California
Franklin Management, Inc.                    California
Franklin/Templeton Distributors, Inc.        New York
Franklin Energy Corporation                  California
FS Capital Group                             California
Franklin Templeton Trust Company             California
Franklin Advisers, Inc.                      California
Franklin Properties, Inc.                    California
Continental Property Management Company      California
Franklin Real Estate Management, Inc.        California
FS Properties Inc.                           California
Property Resources, Inc.                     California
Franklin Bank                                California
ILA Financial Services, Inc.                 Arizona
Franklin Partners, Inc.                      California
Franklin Institutional Services Corporation  California
Franklin Capital Corporation                 Utah
Templeton Worldwide, Inc.                    Delaware
Templeton Global Investors, Inc.             Delaware
Templeton International, Inc.                Delaware
Templeton Quantitative Advisors, Inc.        Delaware
Templeton/Franklin Investment Services, Inc. Delaware
Templeton/Franklin Investment Services
(Asia) Limited                               Hong Kong
Templeton Investment Counsel, Inc.           Florida
Templeton Management Limited                 Canada
Templeton Heritage Limited                   Canada
Templeton Funds Trust Company                Florida
Templeton Funds Annuity Company              Florida
Templeton Investment Management (Hong Kong)  Hong Kong
Limited
Templeton Investment Management (Singapore)  Singapore
Pte. Ltd.
Templeton Investment Management (Australia)  Australia
Limited
Templeton Global Strategic Services          Germany
(Deutschland) GmbH
Templeton Global Investors Limited           England
Templeton Investment Management Limited      England
Templeton Unit Trust Managers Limited        England
Templeton Global Strategic Services S.A.     Luxembourg
Templeton Management (Lux) S.A.              Luxembourg
T.G.H. Holdings Ltd.                         Bahamas
Templeton, Galbraith & Hansberger Ltd.       Bahamas

*All subsidiaries currently do business only under their corporate name except for Templeton Quantitative Advisors, Inc., which also operates under the assumed name, "The DAIS Group"; Templeton Investment Counsel, Inc.
which also operates under the name Templeton Global Managers; and Templeton/Franklin Investment Services, Inc. which also operates under the assumed name Templeton Portfolio Advisory. All Templeton subsidiaries also on occasion use the name Templeton Worldwide.

                                EXHIBIT 23




                    CONSENT OF INDEPENDENT ACCOUNTANTS


We consent to the incorporation by reference in the Registration Statements of Franklin Resources, Inc. on Form S-3 for the issuance of medium term notes, Form S-8 for the 1988 Restricted Stock Plan and Form S-8 for the
Canada Stock Option Plan of our report dated December 2, 1994, on our audits of the consolidated financial statements and financial statement schedules of Franklin Resources, Inc. as of September 30, 1994 and 1993 and for the years ended September 30, 1994, 1993 and 1992, which report is included in this Annual Report on Form 10-K.




/s/  Coopers & Lybrand L.L.P.




San Francisco, California
December 21, 1994





                               EXHIBIT 99(i)

Report on Internal Accounting Control of Transfer Agent from Coopers & Lybrand L.L.P.

                      INDEPENDENT ACCOUNTANT'S REPORT


Board of Directors
Franklin/Templeton Investor Services, Inc.

We have examined management's assertion, included in its representation letter dated December 22, 1994, that Franklin/Templeton Investor Services, Inc. maintained an effective internal control structure, including the appropriate segregation of responsibilities and duties, over the San Mateo, California transfer agent and registrar functions, as of September 30, 1994, and that no material inadequacies as defined by Rule 17Ad-13(a)(3) of the Securities Exchange Act of 1934 existed at such date.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included a study and evaluation of the internal control structure over the San Mateo, California transfer agent and registrar functions, using the objectives set forth in Rule 17Ad-13(a)(3) of the Securities Exchange Act of 1934. Those objectives are to provide reasonable, but not absolute, assurance that securities and funds are safeguarded against loss from unauthorized use or disposition and that transfer agent activities are performed promptly and accurately. We believe that our examination provides a reasonable basis for our opinion.

Because of inherent limitations in any internal control structure, errors or irregularities may occur and not be detected. Also, projections of any evaluation of the internal control structure over the transfer agent and registrar functions to future periods are subject to the risk that the internal control structure may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assertion that, as of September 30, 1994, Franklin/Templeton Investor Services, Inc. maintained an effective internal control structure, including the appropriate segregation of responsibilities and duties, over the San Mateo, California transfer agent and registrar functions, and that no material inadequacies existed as defined by Rule 17Ad-13(a)(3) of the Securities Exchange Act of 1934, is fairly stated, in all material respects, based on the criteria established by Rule 17Ad-13(a)(3) of the Securities Exchange Act of 1934.

This report is intended solely for the information and use of the board of directors and management of Franklin/Templeton Investor Services, Inc. and the Securities and Exchange Commission, and should not be used for any other purpose.


/s/    Coopers & Lybrand L.L.P.




San Francisco, California
December 2, 1994
                              EXHIBIT 99(ii)

Report  on  Internal Accounting Control of Transfer Agent from McGladrey  &
Pullen

                      INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors
Franklin/Templeton Investor Services, Inc.
San Mateo, California

We have examined management's assertion, included in its representation letter dated August 31, 1994 that the internal control structure of the TITAN Mutual Fund Shareholder System and Related Shareholder Servicing Functions processed by the Franklin Templeton Investor Services, Inc. Service Center in St. Petersburg, Florida (the "Service Center") over the transfer of record ownership and the safeguarding of related securities and funds provides reasonable, but not absolute, assurance that securities and funds are safeguarded against loss from unauthorized use or disposition and that transfer agent activities are performed promptly and accurately in accordance with regulations set forth in Rule 17AD-13(a)(3)(iii) of the Securities Exchange Act of 1934.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included obtaining an understanding of the internal control structure over transaction processing, testing, and evaluating the design and operating effectiveness of the internal control structure, and such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.

Because of inherent limitations in any internal control structure, errors or irregularities may occur and not be detected. Also, projections of any evaluation of the internal control structure over transaction processing to future periods are subject to the risk that the internal control structure may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assertion included in the first paragraph is fairly stated, in all material respects, based upon the criteria established by the Securities and Exchange Commission as set forth in Rule 17 AD-13(a)(3) of the Securities Exchange Act of 1934.

This report is intended solely for the information and use of the board of directors and management of Franklin/Templeton Investor Services, Inc. and the Securities and Exchange Commission and should not be used for any other purpose.



/s/    McGladrey & Pullen




New York, New York
August 31, 1994
SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
FRANKLIN RESOURCES, INC.

Date:  December 9, 1994     By  /s/  Charles B. Johnson
                               Charles B. Johnson, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date:   December 9, 1994    By  /s/  Charles B. Johnson
                               Charles B. Johnson, Principal Executive
                                Officer and Director


Date:   December 9, 1994    By  /s/  Harmon E. Burns
                               Harmon E. Burns, Executive Vice
                                President-Legal and Administrative,
                                Secretary and Director


Date:   December 9, 1994     By  /s/  Martin L. Flanagan
                                Martin L. Flanagan, Treasurer and
                                Chief Financial Officer


Date:   December 9, 1994     By  /s/  Philip A. Scatena
                                Philip A. Scatena, Controller


Date:   December 9, 1994     By  /s/  Judson R. Grosvenor
                                Judson R. Grosvenor, Director


Date:   December 9, 1994     By  /s/ F. Warren Hellman
                                F. Warren Hellman, Director


Date:   December 9, 1994     By  /s/  Rupert H. Johnson, Jr.
                                Rupert H.Johnson, Jr., Director


Date:   December 9, 1994     By  /s/  Harry O. Kline
                                Harry O. Kline, Director

Date:   December 9, 1994     By  /s/  Louis E. Woodworth
                                Louis E. Woodworth, Director

Date:   December 9, 1994     By  /s/  Peter M. Sacerdote
                                Peter M. Sacerdote, Director