Form 10-Q
period 1994-12-31
FRANKLIN RESOURCES INC
filed 1995-02-14
CIK 38777

FORM 10-Q

           SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549

(Mark One)
(X)            QUARTERLY REPORT UNDER SECTION 13 or 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
      For Quarterly Period Ended December 31, 1994

                           OR

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to______________

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

                     (415) 312-2000
  (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has
filed  all reports required to be filed by Section 13  or
15(d)  of the Securities Exchange Act of 1934 during  the
preceding 12 months (or for such shorter period that  the
registrant  was required to file such reports),  and  (2)
has been subject to such filing requirements for the past
90 days.

YES   X    NO ______

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

      PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
YES _____  NO ______

          APPLICABLE ONLY TO CORPORATE ISSUERS:

Outstanding: 81,448,042 shares, common stock,  par  value
$.10 per share at February 3, 1995.
Exhibit index - See page 13
PART I:  FINANCIAL INFORMATION

ITEM 1:  CONDENSED FINANCIAL STATEMENTS

In the opinion of management, all appropriate adjustments
necessary  to  a  fair presentation  of  the  results  of
operations  have  been made for the periods  shown.   All
adjustments  are  of a normal recurring nature.   Certain
1993  amounts have been reclassified to conform  to  1994
presentation. These financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended September 30, 1994.

Franklin Resources, Inc.
Consolidated Statements of Income
Unaudited
                                                    Three months ended
                                                        December 31
(Dollars in thousands, except per share data)        1994        1993
Operating revenues:
   Investment management fees                        $174,574    $151,888
   Underwriting commissions, net                       13,113      29,569
   Transfer, trust and related fees                    15,943      11,961
   Banking/finance, real estate and other              11,955       5,070
     Total operating revenues                         215,585     198,488

Operating expenses:
   General and administrative                          97,491      84,457
   Selling expenses                                    18,235      15,662
   Amortization of goodwill                             4,570       4,542
   Banking interest expense                             2,534       2,356
     Total operating expenses                         122,830     107,017

Operating income                                       92,755      91,471

Other income/(expenses):
   Investment and other income                          6,763       5,719
   Interest expense                                   (7,087)     (8,055)
     Other income/(expense), net                        (324)     (2,336)

Income before taxes on income                          92,431      89,135
Taxes on income                                        29,127      30,134
Net income                                            $63,304     $59,001

Earnings per share:
   Primary                                              $0.76       $0.70
   Fully diluted                                        $0.76       $0.70
Dividends per share                                     $0.10       $0.08






Franklin Resources, Inc.
Consolidated Balance Sheets
Unaudited

                                                  December 31   September
                                                                   30
(Dollars in thousands)                               1994         1994
ASSETS:
Current assets:
   Cash and cash equivalents                         $165,779     $190,415
   Receivables:
     Fees from Franklin/Templeton Group                83,310       88,801
     Other                                             12,795       36,160
   Investment securities, available for sale          166,697      153,292
   Prepaid expenses and other                           9,170        8,230
       Total current assets                           437,751      476,898


Banking/finance group assets:
   Cash and cash equivalents                           32,080       19,961
   Loans receivable, net                              470,250      391,824
   Investment securities, available for sale           11,461       26,345
   Other assets                                         6,306        5,290
       Total banking/finance group assets             520,097      443,420


Other Assets:
   Investments:
     Investment securities, available for sale          9,290        9,144
     Real Estate                                        9,066        9,014
   Deferred costs                                      14,827        9,235
   Premises and equipment, net                         97,580       94,218
   Goodwill, net of $42,614 and $38,070
     amortization, respectively                       674,124      678,668
   Other assets                                        14,935       17,388
       Total other assets                             819,822      817,667

         Total assets                              $1,777,670   $1,737,985



Franklin Resources, Inc.
Condensed Consolidated Balance Sheets
Unaudited
                                                  December 31  September 30
(Dollars in thousands)                                1994         1994
LIABILITIES:
Current liabilities:
   Trade payables and accrued expenses                $100,863      $126,809
   Debt payable within one year                         84,587        84,482
   Dividends payable                                     8,171         6,528
       Total current liabilities                       193,621       217,819

Banking/finance group liabilities:
   Deposits of account holders:
     Interest bearing                                  187,367       172,922
     Non-interest bearing                               11,048        17,976
   Other liabilities                                     1,510           973
       Total banking/finance group liabilities         199,925       191,871

Other Liabilities:
   Long-term debt                                      382,608       383,668
   Other liabilities                                    12,821        13,812
     Total other liabilities                           395,429       397,480

       Total liabilities                               788,975       807,170

Stockholders' equity:
Preferred stock, $1.00 par value, 1,000,000
   shares authorized; no shares issued or
   outstanding
Common stock, $.10 par value; 500,000,000 shares
   authorized; 82,264,982 shares issued;
   81,558,890 and 81,597,450 shares outstanding,
   respectively                                          8,226         8,226
Capital in excess of par value                          91,546        92,283
Retained earnings                                      910,646       855,513
Less cost of treasury stock                           (22,161)      (25,409)
Other                                                      438           202
   Total stockholders' equity                          988,695       930,815

   Total liabilities and stockholders' equity       $1,777,670    $1,737,985

Franklin Resources, Inc.
Consolidated Statements of Cash Flows
Unaudited                                           Three months ended
                                                        December 31
(Dollars in thousands)                               1994        1993
Net income                                            $63,304     $59,001
Adjustments to reconcile net income to net cash
   provided by operating activities:
Decrease in receivables, prepaid expenses and
   other                                               28,613      23,672
Decrease in trade payables and accrued expenses       (3,170)    (12,642)
Depreciation and amortization                           9,329       9,708
Gains on disposition of investments                     (473)     (1,218)
Net cash provided by operating activities              97,603      78,521

(Purchase)/liquidation of investment securities,
   net                                               (14,966)       5,387
Purchase of banking/finance investment portfolio     (39,920)    (27,421)
Liquidation of banking/finance investment
   portfolio                                           54,628      38,996
Net increase in banking/finance loans receivable     (80,992)    (34,017)
Purchases of premises and equipment and other         (6,785)     (7,702)
Net cash used in investing activities                (88,035)    (24,757)

Increase in deposits of bank account holders            7,517      21,481
Dividends paid on common stock                       (14,699)     (5,747)
Acquisition of treasury stock                        (13,948)     (2,106)
Issuance of commercial paper, net                         105        -
Other                                                 (1,060)    (16,628)
Net cash used in financing activities                (22,085)     (3,000)

Decrease in cash and cash equivalents                (12,517)      50,764
Cash and cash equivalents, beginning of the
   period                                             210,376     302,952

Cash and cash equivalents, end of the period         $197,859    $353,716

Supplemental disclosure of non-cash information:
Value of common stock issued in other
   transactions                                       $16,174      $1,650

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

General

Franklin        Resources,       Inc.       and        its        majority-owned
subsidiaries (the "Company") derives its revenue from its principal line of business which is providing investment management, administration and related services to the Franklin Templeton funds, managed accounts and other investment products. The Company has a diversified base of assets under management and a full range of investment management products and services to meet the needs of
most        individuals       and       institutions.        The       Company's
revenues are derived largely from the amount and composition of assets under management.

Since September 30, 1994, volatility has continued in global bond and stock markets. The U.S. Federal Reserve Board continued to raise short-term interest rates in an attempt to control perceived inflationary pressures. In addition, a major devaluation of the Mexican peso and the Orange County, California declaration of bankruptcy took place during the period. These events contributed to investor caution and continued the slowing of investment in mutual funds. Assets under the Company's management declined during the quarter from $118.2 billion at September 30, 1994 to $114.7 billion at December 31, 1994 as a result of market depreciation. Since September 30 the Company has experienced overall net sales while the U.S. mutual fund industry generally has experienced net
redemptions      of     assets     under     management.       Industry      and
Company expectations are for long-term growth. However, the current capital market and industry environment could have a negative impact on the Company's results of operations in the near-term.

I. Material Changes in Results of Operations (Dollars in millions)

Net income for the quarter ended December 31, 1994 was $63.3 million an increase of $4.3 million or 7.3% from the same quarter in 1993. This increase was primarily attributable to a $474 million increase in the assets under the Company's management for the same period.

ASSETS UNDER MANAGEMENT

Franklin Templeton Group                                December 31            $        %
(Dollars in millions)                                1994        1993       Change   Change
Fixed income funds:
   Tax-free income                                    $37,530     $41,434   ($3,904)     -9%
   U.S. government fixed income                        13,741      18,149    (4,408)    -24%
   Money funds                                          2,709       1,794        915     51%
   Global/international fixed income                    2,459       2,611      (152)     -6%
         Total fixed income                            56,439      63,988    (7,549)    -12%

Equity and income funds:
Global/international equity                            27,546      23,578      3,968     17%
U.S. equity/income                                     17,253      17,175         78      0%
   Total equity and income                             44,799      40,753      4,046     10%

     Total Franklin Templeton funds                   101,238     104,741    (3,503)     -3%

Franklin Templeton institutional assets                13,408       9,431      3,977     42%

        Total Franklin Templeton Group               $114,646    $114,172       $474      0%

Material Changes in Results of Operations (continued)

As shown in the above table, the composition of assets under management has changed since December 31, 1993, continuing a trend of the past two years. Fixed income funds represent 49% of assets under management as of December 31, 1994 down from 56% a year ago. Equity and income funds and institutional assets represent 51% of assets under management as of December 31, 1994 up from 44% a year ago.

The substantial increase in U.S. interest rates during 1994 resulted in a combination of both net redemptions and market depreciation in various fixed income funds. Assets under management of the Company's fixed income
funds       declined      12%      from      levels      a       year       ago.
Notwithstanding this trend, assets under management in the Company's money funds increased 51% from levels a year ago.

Assets under management in the Company's equity and income funds as of December 31, 1994 increased 10% from
December      31,      1993.       Global/international      equity       funds'
assets       under      management      represented      most      of       this
increase, up 17% from levels a year ago.

Institutional     assets     under     management     increased     42%     from
levels      as      of      December     31,      1993.       This      increase
principally resulted from an increase in the number of clients as well as additional commitments from existing clients. The Company is strongly committed to the institutional account area and intends to continue the expansion of the services it provides in this area.

                         Three months
                             ended
Results of operations:    December 31     $        %
(Dollars in millions)    1994     1993  Change   Change

Operating income          $92.8   $91.5   $1.3        1%
Operating margin          43.0%   46.1%     -        -7%
Net income                $63.3   $59.0   $4.3        7%

Increases   in  operating  income  and  net  income   are
primarily  attributable  to  the  increase  in  operating
revenues earned from investment management fees.   Growth
in  operating  income will  continue to be  dependent  on
general  economic growth, the strength of capital markets
and  the  Company's ability to meet market  demands  with
competitive  products and services.   Operating  expenses
will  likely  continue  to increase  with  the  Company's
continued expansion, the increase in competition and  the
Company's  continued commitment to improve  its  products
and  services.  Operating margin decreased for the  three
month  period  due primarily to the general  slowdown  in
sales and to the increase in operating expenses resulting
from   the  Company's  expansion  of  its  products   and
services.

Material Changes in Results of Operations (continued)

                              Three months
                                 ended
Operating revenues:           December 31      $       %
(Dollars in millions)         1994    1993  Change   Change

Investment management fees   $174.6  $151.9   $22.7     15%
Underwriter commissions, net  $13.1   $29.6 ($16.5)    -56%
Transfer, trust and related
   fees                       $15.9   $12.0    $3.9     33%
Banking/finance, real estate
   and other                  $12.0    $5.1    $6.9    135%
   Total operating revenues  $215.6  $198.6   $17.0      9%

Investment management fees increased as a result of an increase in average assets under management during the current reporting period as compared to the corresponding period in 1993.

The  decrease in net underwriting commissions was due  to
lower  sales compared to the corresponding period of  the
previous   year.   During  1994,  the  Company   received
approval  from the shareholders of the Franklin Group  of
Funds  to implement a distribution plan pursuant to  Rule
12b-1   of   the   Investment  Company   Act   of   1940.
Simultaneously,  the  Company  eliminated  fees  on  fund
reinvestments.    The   change  has   made   underwriting
commissions dependent upon absolute sales levels rather than mutual fund investor dividend reinvestment rates.
As a consequence, consistent with industry trends, lower levels of mutual funds sales have resulted in a decrease in underwriting commissions.

The  boards  of  directors of the Franklin and  Templeton
funds  have approved proposals to adopt multiple  classes
of  shares  for  various  existing  funds.   The  Company
intends  to  introduce a new class of shares,  Class  II,
during the third quarter of the fiscal year with the goal
of expanding the distribution of fund shares to a broader
audience   of   investors  who  have  different   pricing
preferences, but who share similar investment objectives.
While the new class of shares will be more expensive for the Company to distribute than existing shares, the Company believes that Class II shares will result in an overall increase in assets under management.

The  increase  in  transfer, trust and  related  fees  is
related   principally  to  an  increase  in   shareholder
accounts.

The increases in banking/finance, real estate and other revenues was due principally to the increase in auto and credit card loan portfolios.



                            Three months
                                ended
Operating expenses:          December 31     $       %
(Dollars in millions)        1994   1993   Change Change

General and administrative   $97.5  $84.5   $13.0     15%
Selling expenses             $18.2  $15.7    $2.5     16%
Amortization of goodwill      $4.6   $4.5    $0.1      2%
Interest expense banking/
   finance group              $2.5   $2.4    $0.1      4%
   Total operating expenses  $122. $107.1   $15.7     15%
                                 8

Increases in operating expenses principally resulted from the general expansion of the Company's business and are more fully described below.

General and administrative expenses increased during the period due to higher employment and facilities costs related to the expansion of the Company's business.

Selling   expenses  increased  mainly  due  to  continued
increases in media advertising and additional marketing initiatives.

Material Changes in Results of Operations (continued)

                             Three months
                                ended
Other income/(expenses):     December 31     $        %
(Dollars in millions)        1994    1993  Change  Change

Investment and other income   $6.8    $5.7   $1.1      19%
Interest expense            ($7.1)  ($8.1)   $1.0     -12%
   Other income (expense),
     net                    ($0.3)  ($2.4)   $2.1     -88%

The net increase in investment income for the three month period resulted from an increase in the average level of interest and dividend rates on investments.

Interest expense for the three month period declined   as
the Company paid down principal.

II.  Material Changes in Financial Condition, Liquidity and Capital Resources

Selected balance sheet items:                      December    September
                                                      31          30          $         %
(Dollars in millions)                                1994        1994       Change   Change
Receivables:
   Fees from Franklin/Templeton Group                   $83.3       $88.8    ($5.5)      -6%
   Other                                                $12.8       $36.2   ($23.4)     -65%
Investments securities, available for sale             $176.0      $162.4     $13.6       8%
Banking/finance loans receivable, net                  $470.3      $391.8     $78.5      20%
Banking/finance investment securities                   $11.5       $26.3   ($14.8)     -56%
Stockholders' equity                                   $988.7      $930.8     $57.9       6%

The decrease in fees receivable from the Franklin Templeton Group resulted from lower fees related to lower sales and a general slowdown in the additions to assets under management in the quarter ended December 31, 1994.

The     decrease     in     other    receivables    was    related     primarily
to    the    payment    of    advances   on   deferred   sales    charges    for
Canada based mutual funds.

The     increase    in    investment    securities    available     for     sale
was     the    result    of    increased    investment    of    the    Company's
cash from operating activities.

The increase banking/finance loans receivable, net was due primarily to increased investment in credit card and dealer auto loan portfolios. The Company anticipates continued increases in its investment in credit card and dealer auto loan portfolios. The Company intends to continue funding these investments through operating cash flows and existing debt facilities. Additionally, the Company is investigating the possibility of alternative funding sources such as securitization of the auto loan portfolio.

The       decrease      in      Banking/finance      investment      securities,
available    for    sale   was   due   to   increased    investment    in    the
loan portfolios referred to above.

Stockholders' equity increased primarily as a result of net income for the period.

II. Material Changes in Financial Condition, Liquidity and Capital Resources (continued)


                                         Three months
                                            ended
Selected cash flow items:                December 31
(Dollars in millions)                   1994     1993

Cash flows from operating activities     $97.6     $78.5
Cash flows from investing activities   ($88.0)   ($24.8)
Cash flows from financing activities   ($22.1)    ($3.0)

The increase in cash flows from operating activities was primarily the result of net income for the period.

The changes in cash flows from investing and financing activities during the period were effected primarily by the Company's funding of auto and credit card loans of the banking/finance group, dividends paid on common stock and purchase of treasury shares.

The proposed Class II shares require the Company to advance a one percent dealer commission which will be recouped substantially during the subsequent twelve month period through a .75% and .65% asset based charge on equity and fixed income funds, respectively. The Company will fund these advances through operating cash flows and existing debt facilities.

On  December 8, 1994, the Company announced that  it  had
applied  and  received approval from the  Securities  and
Exchange Commission to purchase $7.1 million in unsecured
Orange  County obligations from two of its  money  market
mutual funds.  The Company purchased these securities  on
a  voluntary  basis  to alleviate any concerns  by  those
funds'   shareholders  and  does   not   anticipate   any
significant losses as a result. The Company has limited additional exposure to Orange County securities in the assets under its management and does not anticipate any additional purchases of Orange County securities from those assets.

At  December 31, 1994, the Company held liquid assets  of
$460.7 million, including $197.9 million in cash and cash
equivalents  as  compared to $488.6  million  and  $210.4
million at September 30, 1994.
                FRANKLIN RESOURCES, INC.
               PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of the report:

       Exhibit (3)(i):  Registrant's Certificate of
       Incorporation, as filed November 28, 1969, incorporated by reference to Exhibit (3)(i) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (the "1994
       Annual Report)

       Exhibit (3)(ii): Registrant's Certificate of
       Amendment of Certificate of Incorporation, as filed March 1, 1985, incorporated by reference to Exhibit (3)(ii) to the 1994 Annual Report

       Exhibit (3)(iii):Registrant's Certificate of
       Amendment of Certificate of Incorporation, as filed April 1, 1987, incorporated by refernece to Exhibit (3)(iii) to the 1994 Annual Report

       Exhibit (3)(iv): Registrant's Certificate of
       Amendment of Certificate of Incorporation, as filed February 2, 1994, incorporated by reference to Exhibit (3)(iv) to the 1994 Annual Report

       Exhibit (3)(v):  Registrant's By-Laws

       Exhibit 4:       Instruments defining the rights
       of security holders, including indentures

          i)   Form of Indenture-Exhibit No. 4 to the
          Company's Registration Statement on Form S-3
          (33-53147) filed by the Company electronically on April 14, 1994 (the "MTN S-3"), incorporated by reference in its entirety

          ii)  Form of Fixed Rate Note-Exhibit No. 4.1 to
          Amendment No. 1 to the MTN S-3, filed by the Company electronically on May 19, 1994, incorporated by reference in its entirety

          iii) Form of Floating Rate Note-Exhibit No. 4.2 to Amendment No. 1 to the MTN S-3, filed by the Company electronically on May 19, 1994, incorporated by reference in its entirety

       Exhibit 11:      Computation of per share
       earnings. (See page 15)

       Exhibit 27:      Financial Data Schedule




 (b)   Reports on Form 8-K:

       Form 8-K dated October 31, 1994 reporting in Item
       5 Other Events the filing of an earnings press release by the Company electronically on October
       31, 1994 and including said press release as an Exhibit under Item 7 Financial Statements and
       Exhibits.




                       SIGNATURES


Pursuant  to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              FRANKLIN RESOURCES, INC.
                              Registrant



Date:  February 14, 1994      /S/ Martin L. Flanagan
                              ----------------------
                              MARTIN L. FLANAGAN
                              Senior Vice President,
                              Treasurer and Chief
                              Financial Officer

                    INDEX TO EXHIBITS


Exhibit                                                   Page

Exhibit (3)(i):  Registrant's Certificate of Incor-
                 poration, as filed November 28, 1969,
                 incorporated by reference to Exhibit
                 (3)(i) to the Company's Annual Report on
                 Form 10-K for the fiscal year ended
                 September 30, 1994 (the "1994 Annual
                 Report)

Exhibit (3)(ii): Registrant's Certificate of Amendment of
                 Certificate of Incorporation, as filed
                 March 1, 1985, incorporated by reference to Exhibit (3)(ii) to the 1994 Annual
                 Report

Exhibit (3)(iii):Registrant's Certificate of Amendment of
                 Certificate of Incorporation, as filed
                 April 1, 1987, incorporated by refernece to Exhibit (3)(iii) to the 1994 Annual
                 Report

Exhibit (3)(iv): Registrant's Certificate of Amendment of
                 Certificate of Incorporation, as filed
                 February 2, 1994, incorporated by
                 reference to Exhibit (3)(iv) to the 1994
                 Annual Report

Exhibit (3)(v):  Registrant's By-Laws

Exhibit 4:       Instruments defining the rights of
                 security holders, including indentures

                 i)   Form of Indenture-Exhibit No. 4 to
                 the Company's Registration Statement on
                 Form S-3 (33-53147) filed by the Company electronically on April 14, 1994 (the
                 "MTN S-3"), incorporated by reference in its entirety

                 ii)  Form of Fixed Rate Note-Exhibit No.
                 4.1 to Amendment No. 1 to the MTN S-3,
                 filed by the Company electronically on
                 May 19, 1994, incorporated by reference
                 in its entirety

                 iii) Form of Floating Rate Note-Exhibit
                 No. 4.2 to Amendment No. 1 to the MTN
                 S-3, filed by the Company electronically on May 19, 1994, incorporated by reference in its entirety

Exhibit 11:      Computation of per share earnings. (See
                 page 15)

Exhibit 27:      Financial Data Schedule

                                          Exhibit (3)(v)
                         BY-LAWS



                           OF



                FRANKLIN RESOURCES, INC.


                 A Delaware Corporation



                        Article I



                         OFFICES





      Section  1.   Registered Office.   The  registered

office  shall be in the City of Dover, County  of  Kent,

State of Delaware, and the name of the resident agent in

charge  thereof  is  Prentice-Hall  Corporation  System,

Inc.,  229  South  State  Street,  Dover,  Kent  County,

Delaware.



      Section  2.   Other Offices.  The Corporation  may

also  have offices at such other places both within  and

without  the State of Delaware as the Board of Directors

may  from time to time determine or the business of  the

Corporation may require.



                       ARTICLE II




                MEETINGS OF STOCKHOLDERS



      Section 1.  Place of Meeting.  All meetings of the

stockholders for the election of directors shall be held

in  the City of San Mateo, State of California, at  such

place as may be fixed from time to time by the Board  of

Directors,  or  at  such other place  either  within  or

without  the  State of Delaware as shall  be  designated

from  time to time by the Board of Directors and  stated

in  the notice of the meeting.  Meetings of stockholders

for  any  other  purpose may be held at  such  time  and

place, within or without the State of Delaware, as shall

be  stated  in the notice of the meeting or  in  a  duly

executed waiver of notice thereof.



      Section  2.  Annual Meetings.  Annual meetings  of

stockholders shall be held at such date and time and  in

such manner as shall be designated from time to time  by

the  Board of Directors and stated in the notice of  the

meeting, at which they shall elect by a plurality vote a

Board of Directors, and transact such other business  as

may properly be brought before the meeting.  Each annual

meeting  shall be held on a date within thirteen  months

after  the date of the preceding annual meeting.  If  an

annual  meeting of stockholders is not held within  such

prescribed time, an election of directors may be held at

any  meeting of stockholders held thereafter,  which  is

called pursuant to these By-laws.



      Section  3.   Order  of Business.   The  order  of

business  at  all meetings of stockholders shall  be  as

determined by the person presiding at the meeting.



      Section  4.   Notice of Annual  Meeting.   Written

notice  of  the annual meeting stating the place,  date,

and   hour  of  the  meeting  shall  be  given  to  each

stockholder  entitled to vote at such meeting  not  less

than ten nor more than sixty days before the date of the

meeting.



      Section  5.  Stockholder Record.  The officer  who

has  charge of the stock ledger of the Corporation shall

prepare and make, at least ten days before every meeting

of  stockholders,  a complete list of  the  stockholders

entitled   to   vote   at  the  meeting,   arranged   in

alphabetical  order,  and showing the  address  of  each

stockholder and the number of shares registered  in  the

name  of  each stockholder.  Such list shall be open  to

the  examination  of any stockholder,  for  any  purpose

germane to the meeting, during ordinary business  hours,

for  a period of at least ten days prior to the meeting,

either  at  a  place  specified in  the  notice  of  the

meeting, or, if not so specified, at the place where the

meeting  is  to  be  held or at the principal  executive

offices  of  the Corporation.  The list  shall  also  be

produced  and kept at the time and place of the  meeting

during  the whole time thereof, and may be inspected  by

any stockholder who is present.



      Section 6.  Special Meetings.  Special meetings of

the  stockholders, for any purpose or  purposes,  unless

otherwise prescribed by statute or by the Certificate of

Incorporation, may be called by the president and  shall

be  called by the president or secretary at the  request

in  writing of a majority of the Board of Directors,  or

at  the  request  in  writing of stockholders  owning  a

majority  in amount of the entire capital stock  of  the

Corporation issued and outstanding and entitled to vote.

Such request shall state the purpose or purposes of  the

proposed meeting.



      Section  7.   Notice of Special Meeting.   Written

notice of a special meeting stating the place, date, and

hour  of  the  meeting and the purpose or  purposes  for

which  the  meeting is called, shall be given  not  less

than ten nor more than sixty days before the date of the

meeting,  to each stockholder entitled to vote  at  such

meeting.  The business transacted at any special meeting

of  stockholders shall be limited to the purposes stated

in the notice.



      Section 8.  Quorum.  The holders of a majority  of

the stock issued and outstanding and entitled to vote at

any  annual or special meeting of stockholders,  present

in  person  or represented by proxy, shall constitute  a

quorum  at such meeting for the transaction of business,

except  as  otherwise  provided by  statute  or  by  the

Certificate of Incorporation.  If, however, such  quorum

shall  not  be present or represented at any meeting  of

the  stockholders,  the stockholders  entitled  to  vote

thereat,  present  in  person or represented  by  proxy,

shall  have  power to adjourn the meeting from  time  to

time,  without  notice other than  announcement  at  the

meeting, until a quorum shall be present or represented.

At  such  adjourned meeting at which a quorum  shall  be

present  or  represented, any business may be transacted

which  might  have  been transacted at  the  meeting  as

originally  notified.  If the adjournment  is  for  more

than  thirty  days,  or if after the adjournment  a  new

record date is fixed for the adjourned meeting, a notice

of   the  adjourned  meeting  shall  be  given  to  each

stockholder of record entitled to vote at the meeting.



      Section  9.  Voting.  When a quorum is present  at

any  meeting, the vote of the holders of a  majority  of

the  stock  having  voting power present  in  person  or

represented  by proxy shall decide any question  brought

before  such  meeting, unless the question is  one  upon

which  by  express provision of the General  Corporation

Law  of Delaware or of the Certificate of Incorporation,

a  different vote is required in which case such express

provision shall govern and control the decision of  such

question.



      Unless  otherwise provided in the  Certificate  of

Incorporation, each stockholder shall at  every  meeting

of the stockholders be entitled to one vote in person or

by  proxy  for  each share of the capital  stock  having

voting  power  held by such stockholder,  but  no  proxy

shall  be  voted  on after three years  from  its  date,

unless the proxy provides for a longer period.



      At  all elections of directors of the Corporation,

each  stockholder having voting power shall be  entitled

to  exercise the right of cumulative voting if,  and  to

the  extent,  the Certificate of Incorporation  provides

for cumulative voting.



      Section  10.  Stockholder Action Without  Meeting.

Unless   otherwise  provided  in  the   Certificate   of

Incorporation, any action required to be  taken  at  any

annual  or  special  meeting  of  stockholders  of   the

Corporation,  or any action which may be  taken  at  any

annual  or special meeting of such stockholders, may  be

taken  without  a  meeting,  without  prior  notice  and

without  a vote, if a consent in writing, setting  forth

the  action so taken, shall be signed by the holders  of

outstanding  stock  having not  less  than  the  minimum

number of votes that would be necessary to authorize  or

take  such  action  at  a meeting at  which  all  shares

entitled to vote thereon were present and voted.  Prompt

notice  of the taking of the corporate action without  a

meeting by less than unanimous written consent shall  be

given  to  those stockholders who have not consented  in

writing.














                       ARTICLE III



                   BOARD OF DIRECTORS



      Section 1.  Management.  The management of all  of

the  affairs, property, and interest of the  Corporation

shall be vested in a Board of Directors.  In addition to

the  powers  and  authorities of these By-Laws  and  the

Certificate  of  Incorporation expressly conferred  upon

it,  the Board of Directors may exercise all such powers

of  the  Corporation, and do all such  lawful  acts  and

things,  as  are  not by statute, by the Certificate  of

Incorporation, or by these By-Laws directed or  required

to be exercised or done by the stockholders.



     Section 2.  Qualifications and Number of Directors.

A  director need not be a stockholder, a citizen of  the

United  States, nor a resident of the State of Delaware.

The number of directors constituting the whole Board  of

Directors  shall  be  at least three.   Subject  to  the

foregoing limitation, the exact number of directors  may

be fixed from time to time by the affirmative vote of  a

majority of the directors (or by the affirmative vote of

a  majority  of  interest  of the  stockholders),  at  a

special  meeting called for that purpose,  and  by  like

vote  the  additional directors may be  chosen  at  such

meeting,  to hold office until the next annual  election

and until their successors are elected and qualify.  The

directors shall be elected at the annual meeting of  the

stockholders,  except  as  otherwise  provided  in  this

Article,  and  each director elected shall  hold  office

until his successor is elected and qualified.



     Section 3.  Election and Term.  Vacancies and newly

created directorships resulting from any increase in the

authorized  number  of directors  may  be  filled  by  a

majority  of  the directors then in office, though  less

than a quorum, or by a sole remaining director, and  the

directors  so  chosen shall hold office until  the  next

annual  election  and  until their successors  are  duly

elected and shall qualify, unless sooner displaced.   If

there  are  no directors in office, then an election  of

directors may be held in the manner provided by statute.

If,  at the time of filling any vacancy or newly created

directorship,  the  directors  then  in   office   shall

constitute less than a majority of the whole  board  (as

constituted immediately prior to any such increase), the

Delaware Court of Chancery may, upon application of  any

stockholder or stockholders holding at least ten percent

of   the  total  number  of  the  shares  at  the   time

outstanding having the right to vote for such directors,

summarily order an election to be held to fill any  such

vacancies or newly created directorships, or to  replace

the directors chosen by the directors then in office.



      Section  4.   Meetings of the Board of  Directors.

The  Board  of  Directors of the  Corporation  may  hold

meetings,  both  regular and special, either  within  or

without the State of Delaware.



      Section 5.  Regular Meetings.  Regular meetings of

the  Board  of Directors may be held without  notice  at

such  time and at such place as shall from time to  time

be determined by the Board of Directors.



      Section 6.  Special Meetings.  Special meetings of

the  Board of Directors may be called at any time by the

president, or in his absence, by any vice president,  or

by any one of the directors in office, to be held at the

principal  executive office of the  Corporation,  or  at

such  other place or places, within or without the State

of  Delaware,  as the directors may from  time  to  time

designate.



      Section 7.  Notice.  Notice of any special meeting

of  the Board of Directors may be served personally upon

each  director or mailed, cabled, or telegraphed to him,

not  less than twenty-four (24) hours prior to the  hour

set  for the meeting, at his address appearing upon  the

books  of  the  Corporation.  Such notice  may  also  be

telephoned,  provided  that such  director  so  notified

shall  actually  be reached by telephone.   Neither  the

business  to  be transacted at, nor the purpose  of  any

regular  or  special meeting of the Board of  Directors,

need  be  specified in the notice or a waiver of notice,

if any, of such meeting.



      Section 8.  Quorum.  At all meetings of the  Board

of  Directors,  a  majority of the directors  in  office

(provided, that such majority shall constitute at  least

one-third of the whole of the Board of Directors)  shall

constitute a quorum for the transaction of business  and

the  act of a majority of the directors present  at  any

meeting at which there is a quorum shall be the  act  of

the  Board  of  Directors, except as  may  be  otherwise

specifically  provided by statute or by the  Certificate

of  Incorporation.  If a quorum shall not be present  at

any  meeting  of the Board of Directors,  the  directors

present  thereat may adjourn the meeting  from  time  to

time,  without  notice other than  announcement  at  the

meeting, until a quorum shall be present.



      Section  9.   Action Without  a  Meeting.   Unless

otherwise restricted by the Certificate of Incorporation

or these By-Laws, any action required or permitted to be

taken at any meeting of the Board of Directors or of any

committee thereof may be taken without a meeting, if all

members  of the Board or committee, as the case may  be,

consent  thereto in writing, and the writing or writings

are  filed with the minutes of proceedings of the  Board

or committee.



      Section  10.   Meetings By  Telephone  or  Similar

Equipment.    Unless   otherwise   restricted   by   the

Certificate  of Incorporation or these By-Laws,  members

of  the  Board of Directors, or any committee designated

by  the Board of Directors, may participate in a meeting

of the Board of Directors, or any committee, by means of

conference telephone or similar communications equipment

by  means  of  which  all persons participating  in  the

meeting can hear each other, and such participation in a

meeting  shall  constitute presence  in  person  at  the

meeting.



      Section 11.  Chairman of the Meeting  The chairman

of Board of Directors, if any and if present and acting,

shall  preside  at all meetings.  Otherwise,  the  vice-

chairman,  if  any  and if present and  acting,  or  the

president, if present and acting, or any director chosen

by the Board of Directors, shall preside.



     Section 12.  Committees of Directors.  The Board of

Directors may, whenever its number consists of three  or

more,  by  resolution passed by a majority of the  whole

Board  of  Directors, designate one or more  committees,

each  committee  to  consist  of  one  or  more  of  the

directors  of the Corporation.  The Board may  designate

one  or  more  directors  as alternate  members  of  any

committee,  who  may replace any absent or  disqualified

member at any meeting of the committee.



     In the absence or disqualification of a member of a

committee, the member or members thereof present at  any

meeting and not disqualified from voting, whether or not

he  or they constitute a quorum, may unanimously appoint

another member of the Board of Directors to act  at  the

meeting  in the place of any such absent or disqualified

member.



      Any such committee, to the extent provided in  the

resolution of the Board of Directors, shall have and may

exercise  all the powers and authority of the  Board  of

Directors in the management of the business and  affairs

of  the  Corporation, and may authorize the seal of  the

Corporation  to  be  affixed to  all  papers  which  may

require  it; but no such committee shall have the  power

or authority in reference to amending the Certificate of

Incorporation,  (except that a  committee  may,  to  the

extent  authorized  in  the  resolution  or  resolutions

providing for the issuance of shares of stock adopted by

the Board of Directors as provided in Section 151(a)  of

the  General Corporation Law of Delaware fix any of  the

preferences  or  rights  to  such  shares  relating   to

dividends, redemption, dissolution, any distribution  of

assets of the Corporation or the conversion into, or the

exchange  of such shares for, shares of any other  class

or  classes or any other series of the same or any other

class  or  classes of stock of the Corporation) adopting

an agreement of merger or consolidation, recommending to

the stockholders the sale, lease, or exchange of all  or

substantially  all  of  the Corporation's  property  and

assets,  recommending to the stockholders a  dissolution

of  the  Corporation or revocation of a dissolution,  or

amending the By-Laws of the Corporation; and, unless the

resolution or the Certificate of Incorporation expressly

so  provide, no such committee shall have the  power  or

authority  to  declare a dividend or  to  authorize  the

issuance of stock or to adopt a certificate of ownership

and merger.



      Such committee or committees shall have such  name

or  names  as  may be determined from time  to  time  by

resolution  adopted  by the Board  of  Directors.   Each

committee shall keep regular minutes of its meetings and

report the same to the Board of Directors when required.



      Section  13.   Compensation of Directors.   Unless

otherwise restricted by the Certificate of Incorporation

or  these By-Laws, the Board of Directors shall have the

authority  to  fix the compensation of  directors.   The

directors  may  be  paid  their  expenses,  if  any,  of

attendance at each meeting of the Board of Directors and

may  be  paid a fixed sum for attendance at each meeting

of  the  Board  of  Directors  or  a  stated  salary  as

director.   No such payment shall preclude any  director

from  serving the Corporation in any other capacity  and

receiving compensation therefor.  Members of special  or

standing committees may be allowed like compensation for

attending committee meetings.



       Section   14.   Removal  of  Directors.    Unless

otherwise restricted by the Certificate of Incorporation

or   By-Laws,  any  director  or  the  entire  Board  of

Directors may be removed, with or without cause, by  the

holders of a majority of shares entitled to vote  at  an

election of directors.

                       ARTICLE IV



                         NOTICES



      Section  1.   Means of Giving Notice.   Except  as

otherwise  specified in these By-Laws,  whenever,  under

the  provisions  of  the  General  Corporation  Law   of

Delaware,  of  the Certificate of Incorporation,  or  of

these  By-Laws, notice is required to be  given  to  any

director  or  stockholder, it shall not be construed  to

mean  personal notice, but such notice may be  given  in

writing,   by  mail,  addressed  to  such  director   or

stockholder, at his address as it appears on the records

of  the  Corporation, with postage thereon prepaid,  and

such notice shall be deemed to be given at the time when

the  same shall be deposited in the United States  mail.

Notice  to  directors may also be given by  telegram  or

similar means.



      Section 2.  Waiver of Notice.  Whenever any notice

is  required  to  be given under the provisions  of  the

General  Corporation Law of Delaware, of the Certificate

of  Incorporation, or of these By-Laws, a waiver thereof

in  writing, signed by the person or persons entitled to

said  notice,  whether before or after the  time  stated

therein, shall be deemed equivalent thereto.





                        ARTICLE V



                        OFFICERS



      Section  1.   Selection  and  Qualification.   The

officers of the Corporation shall be chosen by the Board

of Directors and shall be a president, a vice president,

a  secretary,  and a treasurer.  The Board of  Directors

may  also choose additional vice presidents, one or more

assistant   secretaries  and  assistant  treasurers,   a

chairman  of the Board of Directors, and a vice chairman

thereof.   The  president,  may  but  need  not,  be   a

director.  Any number of offices may be held by the same

person, unless the Certificate of Incorporation or these

By-Laws otherwise provide.



      Section 2.  Other Officers and Agents.  The  Board

of  Directors may appoint such other officers and agents

as  it shall deem necessary who shall hold their offices

for  such  terms  and  shall exercise  such  powers  and

perform such duties as shall be determined from time  to

time by the Board.



     Section 3.  Salaries.  The salaries of all officers

and  agents  of the Corporation shall be  fixed  by  the

Board of Directors or its designee.



      Section  4.   Selection and Term.   The  Board  of

Directors at its first meeting after each annual meeting

of  stockholders shall choose a president, one  or  more

vice presidents, a secretary, and a treasurer.  However,

in any event, the officers of the Corporation shall hold

office  until their successors are chosen and qualified.

Any  officer  elected  or  appointed  by  the  Board  of

Directors  may be removed at any time by the affirmative

vote  of  a  majority of the Board  of  Directors.   Any

vacancy occurring in any office of the Corporation shall

be filled by the Board of Directors.



      Section 5.  President.  The president shall be the

chief   executive  officer  of  the  Corporation,  shall

preside  at  all  meetings of the stockholders  and  the

Board  of Directors (unless a separate Chairman  of  the

Board  is  designated), shall have  general  and  active

management of the business of the Corporation, shall see

that  all  orders  and  resolutions  of  the  Board   of

Directors are carried into effect, and shall perform all

such  other duties as are incident to his office  or  as

are properly required of him by the Board of Directors.



      The  president shall execute bonds, mortgages  and

other contracts requiring a seal, under the seal of  the

Corporation, except where required or permitted  by  law

to be otherwise signed and executed and except where the

signing   and  execution  thereof  shall  be   expressly

delegated  by  the  Board  of Directors  to  some  other

officer or agent of the Corporation.



     Section 6.  Vice Presidents.  In the absence of the

president or in the event of his inability or refusal to

act,  the vice president (or in the event there be  more

than  one  vice  president, the vice presidents  in  the

order designated by the directors, or in the absence  of

any  designation, then in the order of  their  election)

shall  perform the duties of the president, and when  so

acting,  shall have all the powers of and be subject  to

all  the  restrictions upon the president.     The  vice

presidents shall perform such other duties and have such

other powers as the Board of Directors may from time  to

time prescribe.

      Section 7.  Secretary.  The secretary shall attend

all  meetings of the Board of Directors and all meetings

of  the  stockholders and record all the proceedings  of

the  meetings  of the Corporation and of  the  Board  of

Directors  in  a  book to be kept for that  purpose  and

shall  perform  like duties for the standing  committees

when  required.  He shall give, or cause  to  be  given,

notice  of all meetings of the stockholders and  special

meetings  of  the Board of Directors, and shall  perform

such  other duties as may be prescribed by the Board  of

Directors or president, under whose supervision he shall

be.   He shall have custody of the corporate seal of the

Corporation  and  he, or an assistant  secretary,  shall

have  authority  to  affix the same  to  any  instrument

requiring it and, when so affixed, it may be attested by

his  signature  or  by the signature of  such  assistant

secretary.   The  Board of Directors  may  give  general

authority to any other officer to affix the seal of  the

Corporation and to attest the affixing by his signature.



      Section  8.  Assistant Secretaries.  The assistant

secretary,  or if there be more than one, the  assistant

secretaries  in  the order determined by  the  Board  of

Directors (or if there by no such determination, then in

the  order  of their election) shall, in the absence  of

the  secretary  or  in  the event of  his  inability  or

refusal  to  act,  perform the duties and  exercise  the

powers  of  the secretary and shall perform  such  other

duties  and  have  such other powers  as  the  Board  of

Directors may from time to time prescribe.



      Section 9.  Treasurer.  The treasurer is the chief

financial officer of the Corporation and shall have  the

custody of the corporate funds and securities and  shall

keep   full  and  accurate  accounts  of  receipts   and

disbursements in books belonging to the Corporation  and

shall  deposit all moneys and other valuable effects  in

the  name and to the credit of the Corporation  in  such

depositories  as  may  be designated  by  the  Board  of

Directors.



      The  treasurer  shall disburse the  funds  of  the

Corporation as may be ordered by the Board of Directors,

taking proper vouchers for such disbursements, and shall

render  to the president and the Board of Directors,  at

its regular meetings, or when the Board of Directors  so

requires,   an  account  of  all  his  transactions   as

treasurer  and  of  the  financial  condition   of   the

Corporation.



       If  required  by  the  Board  of  Directors,  the

treasurer shall give the Corporation a bond (which shall

be  renewed every six years) in such sum and  with  such

surety or sureties as shall be satisfactory to the Board

of  Directors for the faithful performance of the duties

of   his   office  and  for  the  restoration   to   the

Corporation,   in   case  of  his  death,   resignation,

retirement,  or  removal  from  office,  of  all  books,

papers,  vouchers, money, and other property of whatever

kind in his possession or under his control belonging to

the Corporation.



      Section  10.  Assistant Treasurers.  The assistant

treasurer,  or  if  there shall be more  than  one,  the

assistant  treasurers  in the order  determined  by  the

Board   of   Directors  (or  if   there   be   no   such

determination,  then  in the order  of  their  election)

shall,  in the absence of the treasurer or in the  event

of  his  inability or refusal to act, perform the duties

and  exercise  the  powers of the  treasurer  and  shall

perform such other duties and have such other powers  as

the Board of Directors may from time to time prescribe.



      Section 11.  Substitutes.  In case any officer  of

the Corporation, and any person herein authorized to act

in  his place, is absent or unable to act, the Board  of

Directors  may from time to time delegate the powers  or

duties  of  such officer to any other officer, director,

or other person whom it may select.

                       ARTICLE VI


                          STOCK



     Section 1.  Certificates for Shares.  The shares of

the Corporation shall be represented by a certificate or

may be uncertificated.  Certificates shall be signed by,

or  in  the name of the Corporation by, the chairman  or

vice  chairman  of  the  Board  of  Directors,  of   the

president  or a vice president and the treasurer  or  an

assistant  treasurer, or the secretary or  an  assistant

secretary  of  the Corporation, or other combination  of

officers  of  the Corporation as may be determined  from

time to time by the Board of Directors.



      Upon  the  face or back of each stock  certificate

issued to represent any partly paid shares, or upon  the

books  and  records of the Corporation in  the  case  of

uncertificated partly paid shares, shall  be  set  forth

the  total  amount  of  the  consideration  to  be  paid

therefor and the amount paid thereon shall be stated.



      If  the  Corporation shall be authorized to  issue

more than one class of stock or more than one series  of

any  class,  the  powers, designations, preferences  and

relative,  participating,  optional,  or  other  special

rights or each class of stock or series thereof and  the

qualification,  limitations,  or  restrictions  of  such

preferences and/or rights shall be set forth in full  or

summarized on the face or back of the certificate  which

the  Corporation shall issue to represent such class  or

series  of  stock,  provided that, except  as  otherwise

provided  in Section 202 of the General Corporation  Law

of  Delaware.   In  lieu of the foregoing  requirements,

there  may  be  set forth on the face  or  back  of  the

certificate  which  the  Corporation  shall   issue   to

represent  such  class or series of stock,  a  statement

that the Corporation will furnish without charge to each

stockholder  who  so requests the powers,  designations,

preferences,  and relative, participating, optional,  or

other  special rights of each class of stock  or  series

thereof   and   the   qualifications,  limitations,   or

restrictions of such preferences and/or rights.



      Within  a  reasonable time after the  issuance  or

transfer of uncertificated stock, the Corporation  shall

send  to  the registered owner thereof a written  notice

containing the information required to be set  forth  or

stated  on  certificates pursuant to Sections 151,  156,

202(a)  or  218(a)  of the General  Corporation  Law  of

Delaware  or  a  statement  that  the  Corporation  will

furnish  without  charge  to  each  stockholder  who  so

requests  the  powers,  designations,  preferences,  and

relative  participating,  optional,  or  other   special

rights of each class of stock or series thereof and  the

qualifications,  limitations, or  restrictions  of  such

preferences and/or rights.



      Section 2.  Facsimile Signatures.  Any of  or  all

the  signatures on a certificate may be  facsimile.   In

case  any officer, transfer agent, or registrar who  has

signed or whose facsimile signature has been placed upon

a  certificate  shall have ceased to  be  such  officer,

transfer agent, or registrar before such certificate  is

issued,  it  may be issued by the Corporation  with  the

same  effect as if he were such officer, transfer agent,

or registrar at the date of issue.



      Section  3.   Lost  Certificates.   The  Board  of

Directors  may direct a new certificate or  certificates

or  uncertificated shares to be issued in place  of  any

certificate  or certificates theretofore issued  by  the

Corporation  alleged  to  have  been  lost,  stolen,  or

destroyed, upon the making of an affidavit of that  fact

by  the person claiming the certificate of stock  to  be

lost, stolen, or destroyed.  When authorizing such issue

of  a  new certificate or certificates or uncertificated

shares,  the  Board of Directors may, in its  discretion

and  as  a  condition precedent to the issuance thereof,

require  the  owner of such lost, stolen,  or  destroyed

certificate    or    certificates,    or    his    legal

representative, to advertise the same in such manner  as

it  shall require and/or to give the Corporation a  bond

in  such  sum as it may direct as indemnity against  any

claim  that  may  be made against the  Corporation  with

respect  to  the certificate alleged to have been  lost,

stolen, or destroyed.



      Section 4.  Transfer of Stock.  Upon surrender  to

the Corporation or the transfer agent of the Corporation

of a certificate for shares duly endorsed or accompanied

by   proper  evidence  of  succession,  assignation,  or

authority  to  transfer, it shall be  the  duty  of  the

Corporation  to issue a new certificate  to  the  person

entitled thereto, cancel the old certificate, and record

the  transaction upon its books.  Upon receipt of proper

transfer  instructions  from  the  registered  owner  of

uncertificated shares, such uncertificated shares  shall

be    cancelled   and   issuance   of   new   equivalent

uncertificated  shares or certificated shares  shall  be

made  to the person entitled thereto and the transaction

shall be recorded upon the books of the Corporation.



     Section 5.  Fixing Record Dates.  In order that the

Corporation  may determine the stockholders entitled  to

notice  of or to vote at any meeting of stockholders  or

any  adjournment  thereof,  or  to  express  consent  to

corporate  action  in  writing  without  a  meeting,  or

entitled  to  receive payment of any dividend  or  other

distribution or allotment of any rights, or entitled  to

exercise   any   rights  in  respect  to   any   change,

conversion, or exchange of stock or for the  purpose  of

any other lawful action, the Board of Directors may fix,

in  advance, a record date, which shall not be more than

sixty  nor  less than ten days before the date  of  such

meeting,  nor  more than sixty days prior to  any  other

action.   A  determination  of  stockholders  of  record

entitled  to  notice  of or to  vote  at  a  meeting  of

stockholders  shall  apply to  any  adjournment  of  the

meeting;  provided, however, that the Board of Directors

may fix a new record date for the adjourned meeting.



       Section   6.    Registered   Stockholders.    The

Corporation shall be entitled to recognize the exclusive

right  of a person registered on its books as the  owner

of  shares  to  receive dividends, and to vote  as  such

owner,  and  to hold liable for calls and assessments  a

person  registered on its books as the owner of  shares,

and  shall  not be bound to recognize any  equitable  or

other  claim to or interest in such share or  shares  on

the  part  of any other person, whether or not it  shall

have   express  or  other  notice  thereof,  except   as

otherwise provided by the laws of Delaware.



                       ARTICLE VII



                   GENERAL PROVISIONS



      Section 1.  Dividends.  Dividends upon the capital

stock  of the Corporation, subject to the provisions  of

the  Certificate  of  Incorporation,  if  any,  may   be

declared  by  the Board of Directors at any  regular  or

special meeting, pursuant to law.  Dividends may be paid

in cash, in property, or in shares of the capital stock,

subject   to  the  provisions  of  the  Certificate   of

Incorporation.



      Section  2.   Reserves.   Before  payment  of  any

dividend, there may be set aside out of any funds of the

Corporation available for dividends such sum or sums  as

the  directors  from  time to time,  in  their  absolute

discretion,  think proper as a reserve  or  reserves  to

meet contingencies, or for equalizing dividends, or  for

repairing   or   maintaining   any   property   of   the

Corporation, or for such other purpose as the  directors

shall   think   conducive  to  the   interest   of   the

Corporation, and the directors may modify or abolish any

such reserve in the manner in which it was created.



       Section  3.   Annual  Statement.   The  Board  of

Directors  shall  present at or  prior  to  each  annual

meeting,  and at any special meeting of the stockholders

when called for by vote of the stockholders, a full  and

clear  statement  of the business and condition  of  the

Corporation.



      Section  4.   Checks.  All checks or  demands  for

money  and  notes of the Corporation shall be signed  by

such officer or officers or such other person or persons

as  the  Board  of  Directors  may  from  time  to  time

designate.



      Section 5.  Fiscal Year.  The fiscal year  of  the

Corporation shall be fixed by resolution of the Board of

Directors.



      Section  6.  Seal.  The corporate seal shall  have

inscribed thereon the name  of the Corporation, the year

of  its  organization,  and the words  "Corporate  Seal,

Delaware".   The  seal may be used by causing  it  or  a

facsimile   thereof  to  be  impressed  or  affixed   or

reproduced or otherwise.



                      ARTICLE VIII



 INDEMNIFICATION OF DIRECTORS, OFFICERS, EMPLOYEES, AND

                         AGENTS



      Section 1.  Effect of Certificate of Incorporation

and  the General Corporation Law of Delaware.  This  By-

Law  is  intended to complement the provisions  of  this

Corporation's Certificate of Incorporation  and  Section

145  of the General Corporation Law of Delaware,  as  it

may  be amended and supplemented from time to time.   If

the   provisions  of  this  By-Law  conflict  with  said

Certificate or Section, then the portion of this  By-Law

which is in conflict shall be deemed to have no effect.



       Section  2.   Party  Defined.   For  purposes  of

indemnifying  this  Corporation's  directors,  officers,

employees,  and agents, the term "party" shall  include,

but  not  necessarily be limited to, situations where  a

person  is a plaintiff, defendant, intervenor, or amicus

curiae.



      Section  3.   Right  of Indemnification.   To  the

extent,  whether in whole or in part, that  a  director,

officer, employee, or agent of this Corporation has been

successful on the merits or otherwise in defense of  any

action,  suit, or proceeding referred to in  Subsections

(a)  and  (b)  of Section 145 of the General Corporation

Law of Delaware, as may be amended from time to time, or

in  defense  of any claim, issue or matter  therein,  he

shall   be   indemnified  against  expenses   (including

attorney's fees) actually and reasonably incurred by him

in connection therewith.



                       ARTICLE IX



                       AMENDMENTS



      Section  1.   Amendments.  These  By-Laws  may  be

altered,  amended  or repealed or  new  By-Laws  may  be

adopted   by  the  stockholders  or  by  the  Board   of

Directors, when such power is conferred upon  the  Board

of  Directors by the Certificate of Incorporation at any

regular  meeting of the stockholders or of the Board  of

Directors  or at any special meeting of the stockholders

or   of  the  Board  of  Directors  if  notice  of  such

alteration, amendment, repeal, or adoption  of  new  By-

Laws be contained in the notice of such special meeting.

If  the  power  to  adopt, amend, or repeal  By-Laws  is

conferred upon the Board of Directors by the Certificate

of  Incorporation it shall not divest or limit the power

of the stockholders to adopt, amend, or repeal By-Laws.


                                                       Exhibit 11

COMPUTATIONS OF PER SHARE EARNINGS

Earnings per share are based on net income divided by the average number of shares outstanding including common stock equivalents during the period. The computation would have been substantially the same as below on a fully-diluted basis.


The computations are:
                                   Three months ended
                                       December 31
(Dollars and shares in thousands)    1994      1993

Average outstanding shares            81,602    82,128
Common stock equivalents               1,260     1,864
   Total shares                       82,862    83,992

Net income                           $63,304   $59,001


Earnings per share:
   Primary                             $0.76     $0.70
   Fully diluted                       $0.76     $0.70
Dividends per share                    $0.10     $0.08