Form 10-Q
period 1995-03-31
FRANKLIN RESOURCES INC
filed 1995-05-15
CIK 38777

FORM 10-Q

           SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549

(Mark One)
(X)            QUARTERLY REPORT UNDER SECTION 13 or 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
        For Quarterly Period Ended March 31, 1995

                           OR

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _____________

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

          APPLICABLE ONLY TO CORPORATE ISSUERS:

Outstanding: 80,891,790 shares, common stock,  par  value
$.10 per share at May 8, 1995.
Exhibit index - See page
PART I: FINANCIAL INFORMATION
ITEM 1: CONDENSED FINANCIAL STATEMENTS

In the opinion of management, all appropriate adjustments
necessary  to  a  fair presentation  of  the  results  of
operations  have  been made for the periods  shown.   All
adjustments  are  of a normal recurring nature.   Certain
1994  amounts have been reclassified to conform  to  1995
presentation. These financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended September 30, 1994.




Franklin Resources, Inc.
Consolidated Statements of Income
Unaudited

                                            Three months ended      Six months ended
(Dollars in thousands,                           March 31               March 31
 except per share data)                       1995      1994         1995      1994
Operating revenues:
   Investment management fees                $172,582  $161,196     $347,156  $313,084
   Underwriting commissions, net                9,096    33,228       22,209    62,797
   Transfer, trust and related fees            15,520    13,039       31,463    25,000
   Banking/finance, real estate and other      12,103     6,165       24,058    11,235
      Total operating revenues                209,301   213,628      424,886   412,116

Operating expenses:
   General and administrative                  87,487    86,918      184,978   171,375
   Selling expenses                            19,886    16,372       38,121    32,034
   Amortization of goodwill                     4,640     4,572        9,210     9,114
   Banking interest expense                     2,563     2,425        5,097     4,781
      Total operating expenses                114,576   110,287      237,406   217,304

Operating income                               94,725   103,341      187,480   194,812


Other income/(expenses):
   Investment and other income                  5,262     5,206       12,025    10,925
   Interest expense                           (7,353)   (6,458)     (14,440)  (14,513)
      Other income/(expense), net             (2,091)   (1,252)      (2,415)   (3,588)

Income before taxes on income                  92,634   102,089      185,065   191,224
Taxes on income                                29,594    33,488       58,721    63,622
Net income                                    $63,040   $68,601     $126,344  $127,602

Earnings per share:
   Primary                                      $0.76     $0.82        $1.52     $1.52
   Fully diluted                                $0.76     $0.82        $1.52     $1.52
Dividends per share                             $0.10     $0.08        $0.20     $0.16

Franklin Resources, Inc.
Consolidated Balance Sheets
Unaudited

                                                  March 31    September 30
(Dollars in thousands)                              1995          1994
ASSETS:
Current assets:
   Cash and cash equivalents                        $172,825      $190,415
   Receivables:
      Fees from Franklin Templeton Group              96,893        88,801
      Other                                           21,846        36,160
   Investment securities, available for sale         181,170       153,292
   Prepaid expenses and other                          9,207         8,230
         Total current assets                        481,941       476,898


Banking/finance group assets:
   Cash and cash equivalents                          27,353        19,961
   Loans receivable, net                             481,096       391,824
   Investment securities, available for sale          19,189        26,345
   Other assets                                        7,293         5,290
         Total banking/finance group assets          534,931       443,420


Other assets:
   Investments:
      Investment securities, available for sale        9,718         9,144
      Real estate                                      8,969         9,014
   Deferred costs                                     14,646         9,235
   Premises and equipment, net                       102,285        94,218
   Goodwill, net of $47,237 and $38,070
       amortization, respectively                    669,501       678,668
   Other assets                                       12,678        17,388
         Total other assets                          817,797       817,667

            Total assets                          $1,834,669    $1,737,985

Franklin Resources, Inc.
Consolidated Balance Sheets
Unaudited
                                                               March 31   September 30
(Dollars in thousands)                                           1995         1994
LIABILITIES:
Current liabilities:
   Trade payables and accrued expenses                            $85,792      $126,809
   Debt payable within one year                                   109,794        84,482
   Dividends payable                                                8,134         6,528
         Total current liabilities                                203,720       217,819

Banking/finance group liabilities:
   Deposits of account holders:
       Interest bearing                                           182,363       172,922
       Non-interest bearing                                        12,341        17,976
   Other liabilities                                                2,330           973
         Total banking/finance group liabilities                  197,034       191,871

Other liabilities:
   Long-term debt                                                 382,399       383,668
   Other liabilities                                               14,696        13,812
         Total other liabilities                                  397,095       397,480

            Total liabilities                                     797,849       807,170

Stockholders' equity:
Preferred stock, $1.00 par value, 1,000,000
   shares authorized; no shares issued or
   outstanding
Common stock, $.10 par value; 500,000,000 shares authorized;
   82,264,982 shares issued; 81,335,159 and
   81,597,450 shares outstanding, respectively                      8,226         8,226
Capital in excess of par value                                     92,134        92,283
Retained earnings                                                 964,798       855,513
Less cost of treasury stock                                      (32,709)      (25,409)
Other                                                               4,371           202
      Total stockholders' equity                                1,036,820       930,815

       Total liabilities and stockholders' equity              $1,834,669    $1,737,985

Franklin Resources, Inc.
Consolidated Statements of Cash Flows
Unaudited                                                        Six months ended
                                                                     March 31
(Dollars in thousands)                                            1995       1994
Net income                                                       $126,344   $127,602
Adjustments to reconcile net income to net cash provided by
   operating activities:
Decrease/(increase) in receivables, prepaid expenses and other     10,611    (2,045)
Decrease in trade payables and accrued expenses                  (24,436)   (21,977)
Depreciation and amortization                                      20,117     17,506
Gains on disposition of investments                                 (407)    (1,417)
Net cash provided by operating activities                         132,229    119,669

Purchase of mutual funds, net                                    (25,419)   (50,748)
Purchase of banking/finance investment portfolio                 (67,894)   (35,790)
Liquidation of banking/finance investment portfolio                75,076     49,565
Purchase and origination of loans receivable                    (166,199)   (86,689)
Collection of loans receivable                                     69,242     17,835
Purchase of other investments, net                                  (529)    (5,225)
Purchase of premises and equipment and other                     (14,906)   (16,208)
Net cash used in investing activities                           (130,629)  (127,260)

Increase in deposits of bank account holders                        3,805     18,254
Dividends paid on common stock                                   (15,453)   (12,327)
Acquisition of treasury stock                                    (24,194)   (12,077)
Issuance of commercial paper, net                                  44,418          -
Issuance of bank debt                                                   -     12,872
Payments on notes and capital leases                             (20,374)   (42,566)
Net cash used in financing activities                            (11,798)   (35,844)

Decrease in cash and cash equivalents                            (10,198)   (43,435)
Cash and cash equivalents, beginning of the period                210,376    302,952

Cash and cash equivalents, end of the period                     $200,178   $259,517

Supplemental disclosure of non-cash information:
Value of common stock issued in other transactions                $15,857     $1,650

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


General

Franklin  Resources, Inc., the parent  company,  and  its
various  operating  subsidiaries (the "Company")  derives
approximately 94% of its revenue from its principal  line
of   business   of   providing   investment   management,
administration  and  related  services  to  the  Franklin
Templeton  funds,  managed accounts and other  investment
products.   The Company has a diversified base of  assets
under   management  and  a  full  range   of   investment
management products and  services to meet the needs of  a
variety  of individuals and institutions.  The  Company's
revenues   are  derived  largely  from  the  amount   and
composition of assets under management.

Since  September  30, 1994, volatility has  continued  in
global  bond and stock markets.  The U.S. Federal Reserve
Board has continued to raise short-term interest rates in
an  attempt  to control perceived inflationary pressures.
In  addition, a major devaluation of the Mexican peso and
the  Orange  County, California declaration of bankruptcy
took  place  during the six month period.   These  events
contributed to investor caution and continued the slowing
of   investment  in  mutual  funds.   Assets   under  the
Company's  management increased during the  quarter  from
$114.6 billion at December 31, 1994 to $118.8 billion  at
March  31,  1995  as  a result of net  sales  and  market
appreciation. Industry and Company expectations  are  for
continued  growth  over  the  long  term.   However,  the
current capital market and industry environment could have a negative impact on the Company's results of operations in the near term.

At  March  31,  1995,  the  Company  had  offices  in  15
countries.  During the six month period ended  March  31,
1995,  the  Company continued to expand its international
distribution  and research capabilities.   The  following
offices were opened with the specific intent to expand investment research capabilities and, in some cases, support local distribution activities:

      Moscow, Russia            Ho Chi Minh City, Vietnam
      Paris, France             Sandton, South Africa
      Rio de Janeiro, Brazil

Additional foreign offices are planned for the remainder of the year.

At March 31, 1994, the Company earns approximately 38% of
its  investment  management fee revenues from  investment
advisory  services provided by its foreign  subsidiaries.
Despite  the  Company's global presence, its exposure  to
changes  in  currency rates is not considered significant
because  a  material  portion  of  the  foreign  offices'
revenues  is  U.S.  dollar  denominated.   The  Company's
exposure to repatriation risks is not material because of
the  minimal  amount  of  fixed assets  and  U.S.  dollar
deposits   in  those  foreign  locations.   The  relative
geographic contributions to operating profits and net earnings have not materially changed since September 30, 1994.

During  the  six month period ended March 31,  1995,  the
Company  was a party to financial instruments  with  off-
balance  sheet  risks in order to minimize the  Company's
exposure to adverse changes in interest rate movements on
the  floating  rate  debt  which the  Company  originally
issued   when  it  purchased  the  assets  of  Templeton,
Galbraith  & Hansberger Ltd. on October 30, 1992.   These
financial instruments are discussed in more detail below.


I.  Material Changes in Results of Operations

                       Three months ended    %     Six months ended    %
Results of operations:      March 31       Change      March 31      Change
(Dollars in millions)    1995      1994              1995     1994
Operating income           $94.7   $103.3     -8%    $187.5   $194.8    -4%
Operating margin           45.3%    48.4%             44.1%    47.3%
Net income                 $63.0    $68.6     -8%    $126.3   $127.6    -1%


Decreases   in  operating  income  and  net  income   are
primarily  attributable  to the  decreases  in  operating
revenues  earned  from net underwriting  commissions  and
increases  in  operating expenses.  Changes in  operating
income   will  continue  to  be  dependent  upon  general
economic growth, the strength of capital markets and  the
Company's ability to meet market demands with competitive
products  and services.  Operating revenues will continue
to   be  specifically  dependent  upon  the  amount   and
composition  of  assets  under  management,  mutual  fund
sales,  and  the  number  of mutual  fund  investors  and
institutional clients.  Operating expenses are likely  to
continue   to  increase  with  the  Company's   continued
expansion, the increase in competition and the  Company's
continued   commitment  to  improve  its   products   and
services.   These  endeavors will  likely  result  in  an
increase  in employment costs, general and administrative
expenses   and   selling  expenses.   Operating   margins
decreased  for the three and six month periods  primarily
due  to the general slowdown in sales and to the increase
in   operating  expenses  resulting  from  the  Company's
expansion of its products and services.


ASSETS UNDER MANAGEMENT - TABLE 1

Franklin Templeton Group                                  March 31             $        %
(Dollars in millions)                                  1995       1994       Change   Change
Fixed income funds:
   Tax-free income                                      $39,296   $39,710     ($414)     -1%
   U.S. government fixed income                          13,738    16,277    (2,539)    -16%
   Money funds                                            2,523     2,949      (426)    -14%
   Global/international fixed income                      2,315     2,818      (503)    -18%
         Total fixed income                              57,872    61,754    (3,882)     -6%

Equity and income funds:
   Global/international equity                           28,672    22,705      5,967     26%
   U.S. equity/income                                    18,161    16,737      1,424      9%
         Total equity and income                         46,833    39,442      7,391     19%

               Total Franklin Templeton funds           104,705   101,196      3,509      3%

Franklin Templeton institutional assets                  14,083    11,521      2,562     22%

                     Total Franklin Templeton Group    $118,788  $112,717     $6,071      5%

MOVEMENTS IN ASSETS UNDER MANAGEMENT - TABLE 2

                                     Three Months Ended     %       Six Months Ended     %
(Dollars in thousands)                 1995      1994     Change    1995       1994    Change
Assets under management - beginning   $114,646  $114,172       -   $112,900   $107,490     5%
Sales & reinvestments                    6,029    11,413    -36%     13,197     22,219   -41%
Redemptions                            (4,974)   (7,661)    -19%   (11,080)   (15,543)    19%
Market appreciation/(depreciation)       3,080   (5,207)    159%      3,771    (1,449)   187%
Assets under management - ending      $118,788  $112,717      5%   $118,788   $112,717     5%
Average assets under management       $116,436  $115,137           $116,386   $114,368



As  shown  in  Table 1, the composition of  assets  under
management has changed since March 31, 1994, continuing a
trend  of  the  past two years.  This  development  is  a
result  of  movements in relative sales, redemptions  and
market  value among the specific asset classes.  Table  2
highlights  these  overall  movements  in  assets   under
management during the corresponding three and  six  month
periods.   This table also indicates the volatility  that
occurred  during  the periods reported  as  evidenced  by
significant  changes  in overall sales,  redemptions  and
value.   The Company's operating revenues and results  of
operations will continue to be affected by these factors.

Fixed   income  funds  represent  49%  of  assets   under
management  as of March 31, 1995, down from  55%  a  year
ago.   Equity  and income funds and institutional  assets
represent 51% of assets under management as of March 31, 1995, up from 45% a year ago. The substantial increase in U.S. interest rates during the twelve month period ended
March 31, 1995 resulted in a combination of both net redemptions and market depreciation in various fixed income funds. Assets under management of the Company's fixed income funds declined 6% from levels a year ago.
Assets under management in the Company's money funds decreased 14% from levels a year ago.

Assets under management in the Company's equity and income funds as of March 31, 1995 increased 19% from levels at March 31, 1994. Global/international equity funds' assets under management represented most of this increase, up 26% from levels a year ago.

Institutional assets under management increased 22% from levels as of March 31, 1994. This increase resulted principally from an increase in the number of clients as well as additional investments from existing clients.
The Company is strongly committed to the institutional account area and intends to continue the expansion of the services it provides in this area.



                                   Three months ended          Six months ended
Operating revenues:                     March 31         %         March 31         %
(Dollars in millions)                1995      1994    Change    1995    1994    Change
Investment management fees            $172.6    $161.2     7%    $347.2  $313.1      11%
Underwriting commissions, net            9.1      33.2   -73%      22.2    62.8     -65%
Transfer, trust and related fees        15.5      13.0    19%      31.5    25.0      26%
Banking/finance, real estate and
 other                                  12.1       6.2    95%      24.1    11.2     115%
   Total operating revenues           $209.3    $213.6    -2%    $424.9  $412.1       3%

I. - Material Changes in Results of Operations
    (continued)


Investment  management fees increased as a result  of  an
increase  in  and  the change in composition  of  average
assets  under  management during  the  current  reporting
periods as compared to the corresponding periods in 1994.
Table  1  shows  the change in asset composition  to  the
higher   fee-based   equity   and   income   funds    and
institutional assets for the period ended March 31, 1995.

The  decreases in net underwriting commissions  were  due
primarily  to  the  53% and the 54%   decreases  in  U.S.
mutual  fund sales during the three and six month periods
respectively, as compared to the corresponding periods in
the  previous  year, which was consistent  with  industry
results.  An additional factor causing the decreases  was
the  change in the composition of sales to fund  products
with   lower  underwriting  commission  retention  rates.
Furthermore,  during the quarter ended June 30,1994,  the
Franklin  Group of Funds implemented a distribution  plan
pursuant to Rule 12b-1 of the Investment Company  Act  of
1940   while  simultaneously  eliminating  fees  on  fund
reinvestments.    This  change  has   made   underwriting
commissions  dependent upon absolute  mutual  fund  sales
levels   rather   than  mutual  fund  investor   dividend
reinvestment   rates.     The   level   of   underwriting
commission revenues in future periods will continue to be dependent upon investor purchases.

The  boards  of  directors  and/or  shareholders  of  the
Franklin  and Templeton funds have approved proposals  to
adopt  multiple  classes of shares for  various  existing
funds.   The  Company expects the new  class  of  shares,
called  Class  II,  to  be introduced  during  the  third
quarter of the current fiscal year.  Class II shares  are
intended to expand the distribution of fund shares  to  a
broader  audience of investors who have different pricing
preferences, but who share similar investment objectives.
While the new  class of shares will increase distribution
expenses to the Company as compared to the existing class
of   shares  and  will  utilize  the  Company's   capital
resources over the short term, the Company believes  that
Class  II   shares will result in an overall increase  in
assets under management by expanding distribution of fund
shares.   The  financial impact of  Class  II  shares  is
further  discussed  under Material Changes  in  Financial
Condition, Liquidity and Capital Resources.

The increases in transfer, trust and related fees is related principally to the 18% increase to 4.6 million retail fund shareholder accounts over the twelve month period ended March 31, 1995. The number of institutional clients continued to increase but had an immaterial impact on transfer, trust and related fees because these types of accounts generally require only investment management services.



SHAREHOLDER ACCOUNTS - TABLE 3
                                                    %
                           1995          1994    Change
Number of retail fund
  shareholder accounts  4.6 million  3.9 million     18%


The  increases in banking/finance, real estate and  other
revenues  were  due  principally to  the  182%  and  200%
increases in the average auto and credit card loans outstanding during the three and six month periods, respectively. The banking/finance activities are further discussed below.

I.   -   Material   Changes  in  Results  of   Operations
(continued)

                             Three months ended            Six months ended
Operating expenses:               March 31          %          March 31         %
(Dollars in millions)          1995       1994    Change    1995      1994    Change
General and administrative       $87.5     $86.9       1%   $185.0     $171.4    16%
Selling expenses                  19.9      16.4      21%     38.1       32.0    19%
Amortization of goodwill           4.6       4.6       0%      9.2        9.1     1%
Banking interest expense           2.6       2.4       8%      5.1        4.8     6%
   Total operating expenses     $114.6    $110.3       4%   $237.4     $217.3     9%


Increases in operating expenses principally resulted from the general expansion of the Company's business and are more fully described below.

General and administrative expenses increased during  the
periods   due   to  higher  employment,  technology   and
facilities  costs  related  to  the  expansion   of   the
Company's business. Employee count increased to 4,392 at March 31, 1995 compared to 3,915 at March 31, 1994.
Employment costs represent approximately 51% of operating expenses.

Selling   expenses  increased  mainly  due  to  continued
increases in media advertising and additional marketing initiatives.

The   Company  has  evaluated  potential  impairment   of
goodwill on the basis of the expected future operating cash flows derived from this intangible asset in relation to the Company's carrying value and has determined that there is no impairment. The Company will periodically review the carrying value of goodwill for potential impairment.

Banking interest expense increased due to an increase in the cost of funds during the periods.

As shown in Table 6, gross loans outstanding increased by 23% since September 30, 1994 to $486,520. As discussed below under Material Changes in Financial Condition,
Liquidity and Capital Resources, the Company has also experienced an increase in delinquency rates on dealer auto loans during the recent growth period which has resulted in an increase in charge-offs and provisions as shown in Table 4 below.



CHARGE-OFFS AND PROVISIONS - TABLE 4
                                         Three months ended          Six months ended
                                              March 31                   March 31
(Dollars in thousands)                   1995         1994            1995        1994
Combined net charge-offs:
   Auto loans                              $2,581         $194          $3,384       $333
   Credit cards                               977          661           1,890      1,522
   Other                                       21           15             156         68
         Total net charge-offs             $3,579         $870          $5,430     $1,923

Combined provisions:
   Auto loans                              $3,272         $181          $5,253       $315
   Credit cards                             1,069          609           1,470      1,439
   Other                                       61          (4)             245         48
         Total provisions                  $4,402         $786          $6,968     $1,802


                                 Three months ended           Six months ended
Other income/(expenses):              March 31          %         March 31        %
(Dollars in millions)              1995       1994   Change    1995     1994    Change
Investment and other income           $5.3      $5.2      2%    $12.0    $10.9     10%
Interest expense                    (7.4 )    (6.5 )     14%  (14.4 )  (14.5 )     -1%
   Other income (expense), net     ($2.1 )   ($1.3 )     62%  ($2.4 )  ($3.6 )    -33%


The increases in investment income for the three and six month periods resulted from increases in the average levels of interest and dividend rates on investments.

Interest  expense  for the three and  six  month  periods
increased due to increased rates and higher average  debt
outstanding.   The Company's effective interest  rate  at
March 31, 1995 was 6.23% on $489.0 million of outstanding
commercial  paper,  medium-term  notes  and  subordinated
debentures  compared to 4.85% on $471.0 million  of  debt
outstanding  at  March  31, 1994.   At  March  31,  1995,
commercial  paper comprised $259.0 million of total  debt
outstanding  with  an effective interest  rate  of  5.90%
including  swaps  and 6.05% excluding swaps.  Medium-term
notes comprised $80 million of the debt outstanding  with
an  effective borrowing rate of 6.50% at March 31,  1995.
At  March  31, 1994 bank debt comprised $321  million  of
debt outstanding with an effective interest rate of 4.02%
including  swaps and 3.58% excluding swaps.  Subordinated
6.25%  debentures  due  August 3,  2002,  comprised  $150
million of the total debt outstanding  at March 31,  1995
and 1994 with an effective interest rate of 6.64% and 6.61%, respectively.

The Company has entered into interest swap agreements  to
exchange  variable rate interest payment obligations  for
fixed  rate  interest  payment  obligations  without  the
exchange of the underlying principal amounts in order  to
minimize  the  Company's exposure to adverse  changes  in
interest rate movements.  At March 31, 1995, the  Company
had   swap   agreements  outstanding  with  an  aggregate
notional  amount of $30 million, maturing  January  1996,
under  which  the  Company paid a  fixed  rate  of  5.015
percent and received a floating rate of 5.6875 percent from banks. These financial instruments are with major financial institutions. The credit worthiness of the counterparties is subject to continuing review and full performance is anticipated.

During the period, the Company had the following interest
rate   swap   agreements   outstanding.    The   interest
differential between the fixed rate and floating rate to be paid or received is accrued as an increase or decrease to interest expense over the period of the agreements.


SWAP AGREEMENTS - TABLE 5
                              Issue    Maturity        Notional      Fixed
                              Date       Date           Amount        Rate
                               3/8/93    1/30/95      $75. million   4.44%
                               3/8/93    1/29/96      $30. million   5.015%




II. Material Changes in Financial Condition, Liquidity and Capital Resources

Selected balance sheet items:              March 31  September 30        $         %
(Dollars in millions)                        1995        1994         Change    Change
Receivables:
   Fees from Franklin Templeton Group          $96.9         $88.8        $8.1       9%
   Other                                       $21.8         $36.2    ($14.4 )     -40%
Investment securities, available for sale     $190.9        $162.4       $28.5      18%
Banking/finance loans receivable, net         $481.1        $391.8       $89.3      23%
Premises and equipment, net                   $102.3         $94.2        $8.1       9%
Trade payables and accrued expenses            $85.8        $126.8    ($41.0 )     -32%
Debt payable within one year                  $109.8         $84.5       $25.3      30%
Retained earnings                             $964.8        $855.5      $109.3      13%


The   increase  in  fees  receivable  from  the  Franklin
Templeton Group primarily resulted from an increase in investment management fees.

The decrease in other receivables was related primarily to the payment of advances on deferred sales charges for Canadian based mutual funds.

The increase in investment securities, available for sale was the result of increased investment of the Company's cash from operating activities.

Banking/finance loans receivable, net increased due to a $92.6 million increase in dealer auto loans as shown in Table 6 below.


BANKING/FINANCE LOANS OUTSTANDING - TABLE 6
                                                    Mar 31     Sep 30
(Dollars in thousands)                               1995       1994
Loan portfolio:
   Credit cards                                       $89,272   $89,408
   Dealer auto                                        386,611   293,967
   Other                                               10,637    11,619
Gross loans outstanding                              $486,520  $394,994

Allowance for loan losses                             (5,424)   (3,170)
Net loans outstanding                                $481,096  $391,824

Loan originator:
   Franklin Bank, Inc. loans outstanding              171,381   169,616
   Franklin Capital Corp. loans outstanding           315,139   225,378
Gross loans outstanding                              $486,520  $394,994

DELINQUENCY RATE ANALYSIS - TABLE 7

Days past due:
   30-59 days                              $12,968      $4,767
   60-89 days                                4,157       1,579
   90+ days                                  3,751       2,359
Total loans past due                       $20,876      $8,705

Total banking/finance loans outstanding   $486,520    $394,994
% of loans outstanding past due              4.29%       2.20%


The auto loan portfolio consists of approximately 50% new
cars   and   50%   used  cars.    At  March   31,   1995,
approximately 50% of the auto loans outstanding  were  in
California,   20%   in  New  Mexico,  and   the   balance
distributed  throughout the United States.   The  Company
has  experienced an increase in delinquency  rates  since
September  30,  1994.   In  response,  the  Company   has
significantly expanded its auto loan collection efforts and enhanced the systems supporting those activities.

The   Company  anticipates  continued  increases  in  its
investment   in   credit  card  and  dealer   auto   loan
portfolios.   The  Company intends  to  continue  funding
these  investments  through  operating  cash  flows   and
existing debt facilities. Additionally, the Company is reviewing the possibility of alternative funding sources such as securitization of the auto loan portfolio.

Premises and equipment increased primarily as a result of investments in new building construction and computer equipment.

Trade payables and accrued expenses decreased due to the payment of various employee related accruals since year end.

Debt payable within one year increased primarily due to a $24.8 million increase in short-term commercial paper.

Retained earnings increased as a result of net income for the period.


                                       Six months ended
Selected cash flow items:                  March 31
(Dollars in millions)                  1995       1994
Cash flows from operating activities    $132.2     $119.7
Cash flows from investing activities ($130.6 )  ($127.3 )
Cash flows from financing activities  ($11.8 )   ($35.8 )


The increase in cash flows from operating activities was primarily the result of the decrease in receivables, prepaid expenses and other.

The  cash  flows from investing and financing  activities
during   the  period  were  affected  primarily  by   the
Company's funding of auto and credit card loans of the banking/finance group, dividends paid on common stock and purchase of treasury shares. The Company continues to fund these activities primarily from operating cash flows while utilizing the commercial paper and medium-term notes facilities when appropriate.

During  the  six month period ended March 31,  1995,  the
Company purchased 684,300 Franklin Resources, Inc. shares
for  $24.2  million.   The Company has  2,414,253  shares
authorized  under  its repurchase program.   The  Company
from  time  to  time will continue to  purchase  its  own
shares in the open market and in private transactions for
use   in  connection  with  various  corporate  incentive
programs and when it believes the market price of its shares merits such action.

The proposed Class II shares will require the Company to advance a one percent dealer commission which will be recouped substantially during the subsequent twelve month period through a .75% and .65% asset based charge on equity and fixed income funds, respectively. The one per cent dealer commission will be deferred and amortized on a straightline basis over the eighteen month contingent deferred sales charge period. The Company will fund these advances through operating cash flows and existing debt facilities.

On  December 8, 1994, the Company announced that  it  had
applied  and  received approval from the  Securities  and
Exchange Commission to purchase $7.1 million of unsecured
Orange  County obligations from two of its  money  market
mutual funds.  The Company purchased these securities  on
a  voluntary  basis  to alleviate any concerns  by  those
funds'   shareholders  and  does   not   anticipate   any
significant  losses  as a result of such  purchase.   The
Company has limited additional exposure to Orange County securities in the assets under its management and does not anticipate any additional purchases of Orange County securities from those assets.

At March 31, 1995, the Company held liquid assets of $519.3 million, including $200.2 million in cash and cash equivalents as compared to $515.0 million, including
$210.4  million in cash and cash equivalents at September
30, 1994.

Exhibit 11

COMPUTATIONS OF PER SHARE EARNINGS

Earnings per share are based on net income divided by the average number of shares outstanding including common stock equivalents during the period.



The computations are:

                                   Three months ended        Six months ended
                                        March 31                 March 31
(Dollars and shares in thousands)   1995        1994          1995      1994
Average outstanding shares           81,375      82,218        81,489    82,173
Common stock equivalents
      Primary                         1,335       1,829         1,335     1,864
      Fully diluted                   1,502       1,829         1,502     1,864

Total shares
      Primary                        82,710      84,046        82,824    84,037
      Fully diluted                  82,878      84,046        82,991    84,037

Net income                          $63,040     $68,601      $126,344  $127,602


Earnings per share:
   Primary                            $0.76       $0.82         $1.52     $1.52
   Fully diluted                      $0.76       $0.82         $1.52     $1.52


Exhibit 12

COMPUTATIONS OF RATIOS OF EARNINGS TO FIXED CHARGES

                                     Three months ended      Six months ended
                                          March 31               March 31
(Dollars in thousands)                 1995      1994        1995       1994
Income before taxes                   $92,634   $102,089    $185,065   $191,224
Add fixed charges:
    Interest expense                    7,353      6,458      14,440     14,513
    Interest factor on rent             1,905      1,295       3,398      2,626
    Total fixed charges                 9,258      7,753      17,838     17,139

Earnings before fixed charges
  and taxes on income                $101,892   $109,842    $202,903   $208,363

Ratios of earnings to fixed charges      11.0       14.2        11.4       12.2


                FRANKLIN RESOURCES, INC.
               PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security
         Holders

(a)  The  Annual  Meeting  of  Stockholders  of  Franklin
Resources, Inc. was held at 10:00 a.m., Pacific  Standard
Time,  on  January  24,  1995  at  the  offices  of   the
Corporation at 777 Mariners Island Boulevard, San  Mateo,
California  94404.

The three (3) proposals presented at the meeting were:

     1. The election of nine directors to hold office until the next Annual Meeting of Stockholders or until their successors are elected and shall qualify.

     2. The ratification of the appointment by the Board of Directors of Coopers & Lybrand, L.L.P.
          as the Company's independent certified
          accountants for the current fiscal year ending
          September 30, 1995.

     3. The amendment of the Company's Annual Incen-tive Compensation Plan.

(b) Each of the nine nominees for director was elected and received the number of votes set forth below:

          Name                   For         Withheld

          Harmon E. Burns        71,515,004  299,599
          Judson R. Grosvenor    71,572,679  241,924
          F. Warren Hellman      71,423,469  391,134
          Charles B. Johnson     71,515,374  299,229
          Charles E. Johnson     71,504,934  309,669
          Rupert H. Johnson, Jr. 71,553,384  261,219
          Harry O. Kline         71,491,376  323,227
          Peter M. Sacerdote     71,493,705  320,898
          Louis E. Woodworth     71,575,349  239,254


(c) The voting results of the other two (2) proposals were as follows:

     (2) With respect to the proposal to ratify the appointment of Coopers & Lybrand, L.L.P. as the Company's independent certified accountants for the fiscal year ending September 30, 1995, 71,741,443 shares were voted FOR, 22,945 shares were voted AGAINST, and 50,215 shares were voted ABSTAIN.

     (3) With  respect  to  the  proposal  to  adopt  the
          amendment  of  the  Company's Annual  Incentive
          Compensation Plan, 68,147,157 shares were voted
          FOR,   1,170,412  shares  were  voted  AGAINST,
          568,779   shares  were  voted   ABSTAIN,   with
          1,928,255 BROKER NON-VOTES.


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

Exhibit (3)(iii):Registrant's Certificate of
       Amendment of Certificate of Incorporation, as filed April 1, 1987, incorporated by reference to Exhibit (3)(iii) to the 1994
       Annual Report

Exhibit (3)(iv): Registrant's Certificate of
       Amendment of Certificate of Incorporation, as filed February 2, 1994, incorporated by reference to Exhibit (3)(iv) to the 1994
       Annual Report

Exhibit (3)(v):  Registrant's By-Laws, as filed
       February 14, 1995, incorporated by reference to Exhibit (3)(v) to the Company's Quarterly
       Report on Form 10-Q for the quarter ended
       December 31, 1994


Exhibit 11:      Computations of per share
       earnings

Exhibit 12:      Computations of ratios of
       earnings to fixed charges

Exhibit 27:      Financial Data Schedule


(b)   Reports on Form 8-K:

       Form 8-K dated January 25, 1995 reporting in Item
       5 Other Events the filing of an earnings press release by the Company electronically on January 24, 1995 and including said press release as an Exhibit under Item 7 Financial Statements and Exhibits.






                       SIGNATURES


Pursuant  to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              FRANKLIN RESOURCES, INC.
                              Registrant



Date: May 15, 1995            /S/ Martin L. Flanagan
                              ----------------------
                              MARTIN L. FLANAGAN
                              Senior Vice President,
                              Treasurer and Chief
                              Financial Officer





                    INDEX TO EXHIBITS


Exhibit                                             Page

Exhibit (3)(i):  Registrant's Certificate of          -
       Incorporation, as filed November 28, 1969, incorporated by reference to Exhibit (3)(i) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994
      (the "1994 Annual Report)

Exhibit (3)(ii): Registrant's Certificate of          -
       Amendment of Certificate of Incorporation, as filed March 1, 1985, incorporated by reference to Exhibit (3)(ii) to the 1994
       Annual Report

Exhibit (3)(iii):Registrant's Certificate of          -
       Amendment of Certificate of Incorporation, as filed April 1, 1987, incorporated by reference to Exhibit (3)(iii) to the 1994
       Annual Report

Exhibit (3)(iv): Registrant's Certificate of          -
       Amendment of Certificate of Incorporation, as filed February 2, 1994, incorporated by reference to Exhibit (3)(iv) to the 1994
       Annual Report

Exhibit (3)(v):  Registrant's By-Laws, as filed       -
       February 14, 1995, incorporated by reference to Exhibit (3)(v) to the Company's Quarterly
       Report on Form 10-Q for the quarter ended
       December 31, 1994

Exhibit 11:      Computations of per share earnings

Exhibit 12       Computations of ratios of
       earnings to fixed charges

Exhibit 27:      Financial Data Schedule              -