Form 10-Q/A
period 1995-03-31
FRANKLIN RESOURCES INC
filed 1995-05-18
CIK 38777

FORM 10-Q/A
                     AMENDMENT NO. 1
           SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549

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


             Amended in its entirety pursuant to
               Regulation Section 240.12b-15,
  to correct two typographical errors relating to Class II shares and shares repurchasable by Registrant.


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

During the six month period ended March 31, 1995, the Company was a party to financial instruments with off-balance sheet risks in order to minimize the Company's exposure to adverse changes in interest rate movements on the floating rate debt which the Company originally issued when it purchased the assets of Templeton, Galbraith & Hansberger Ltd. on October 30, 1992. These financial instruments are discussed in more detail below.


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

During the six month period ended March 31, 1995, the Company purchased 684,300 Franklin Resources, Inc. shares for $24.2 million. As of March 31, 1995, the Company had 2,256,520 shares authorized under its repurchase program. The Company from time to time will continue to purchase its own shares in the open market and in private transactions for use in connection with various corporate incentive programs and when it believes the market price of its shares merits such action.

The proposed Class II shares will require the Company to advance a one percent dealer commission which will be recouped substantially during the subsequent twelve month period primarily through a .75% and .50% asset based charge on equity and fixed income funds, respectively. The one per cent dealer commission will be deferred and amortized on a straightline basis over the eighteen month contingent deferred sales charge period. The Company will fund these advances through operating cash flows and existing debt facilities.

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





                              FRANKLIN RESOURCES, INC.
                              Registrant



Date: May 18, 1995            /S/ Martin L. Flanagan
                              ----------------------
                              MARTIN L. FLANAGAN
                              Senior Vice President,
                              Treasurer and Chief
                              Financial Officer