Form 10-Q
period 1995-06-30
FRANKLIN RESOURCES INC
filed 1995-08-14
CIK 38777

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark one)
(x)
           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
            For Quarterly Period Ended  June 30, 1995
                               or
( )
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section (13) or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

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

             YES                            NO

              APPLICABLE ONLY TO CORPORATE ISSUERS
Outstanding: 80,944,529 shares, common stock, par value $.10 per share at July 31, 1995.
                        (Title of Class)
Exhibit index - See page [  ]
PART I: FINANCIAL INFORMATION

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

Franklin Resources, Inc.
Consolidated Statements of Income
Unaudited
                                                  Three months ended   Nine months ended
                                                        June 30             June 30
(Dollars in thousands, except per share data)       1995      1994      1995      1994
Operating revenues:
   Investment management fees                      $187,114  $161,762  $534,270  $474,846
   Underwriting commissions, net                      8,583    21,425    30,792    84,222
   Transfer, trust and related fees                  16,747    14,388    48,210    39,388
   Banking/finance, real estate and other            12,039     7,304    36,097    18,539
      Total operating revenues                      224,483   204,879   649,369   616,995

Operating expenses:
   General and administrative                       102,014    93,856   286,992   265,231
   Selling expenses                                  15,229    18,483    53,350    50,517
   Amortization of goodwill                           4,582     4,598    13,792    13,712
   Banking interest expense                           2,618     2,382     7,715     7,163
      Total operating expenses                      124,443   119,319   361,849   336,623

Operating income                                    100,040    85,560   287,520   280,372

Other income/(expenses):
   Investment and other income                        9,140     5,781    21,165    16,706
   Interest expense                                 (8,104)   (7,333)  (22,544)  (21,846)
      Other income/(expense), net                     1,036   (1,552)   (1,379)   (5,140)

Income before taxes on income                       101,076    84,008   286,141   275,232
Taxes on income                                      32,047    23,985    90,768    87,607
Net income                                          $69,029   $60,023  $195,373  $187,625

Earnings per share:
   Primary                                            $0.84     $0.72     $2.36     $2.24
   Fully diluted                                      $0.83     $0.72     $2.35     $2.24
Dividends per share                                   $0.10     $0.08     $0.30     $0.24





Franklin Resources, Inc.
Consolidated Balance Sheets
Unaudited
                                                                       As of       As of
                                                                      June 30     Sept 30
(Dollars in thousands)                                                 1995        1994
ASSETS:
Current assets:
   Cash and cash equivalents                                           $206,691   $190,415
   Receivables:
      Fees from Franklin Templeton funds                                103,439     88,801
      Other                                                              26,515     36,160
   Investment securities, available for sale                            189,668    153,292
   Prepaid expenses and other                                             6,624      8,230
         Total current assets                                           532,937    476,898


Banking/finance group assets:
   Cash and cash equivalents                                             17,777     19,961
   Loans receivable, net                                                467,156    391,824
   Investment securities, available for sale                             22,644     26,345
   Other assets                                                           7,841      5,290
         Total banking/finance group assets                             515,418    443,420


Other assets:
   Investments:
      Investment securities, available for sale                          11,185      9,144
      Real estate                                                         8,727      9,014
   Deferred costs                                                        15,212      9,235
   Premises and equipment, net                                          109,592     94,218
   Goodwill, net of $51,827 and $38,070 amortization, respectively      664,911    678,668
   Other assets                                                          13,778     17,388
         Total other assets                                             823,405    817,667

            Total assets                                             $1,871,760 $1,737,985




Franklin Resources, Inc.
Consolidated Balance Sheets
Unaudited
                                                                   As of       As of
                                                                  June 30     Sept 30
(Dollars in thousands)                                              1995       1994
LIABILITIES:
Current liabilities:
   Trade payables and accrued expenses                              $91,384   $126,809
   Debt payable within one year                                      96,790     84,482
   Dividends payable                                                 11,337      6,528
         Total current liabilities                                  199,511    217,819
Banking/finance group liabilities:
   Deposits of account holders:
       Interest bearing                                             175,774    172,922
       Non-interest bearing                                           8,108     17,976
   Other liabilities                                                  2,110        973
         Total banking/finance group liabilities                    185,992    191,871
Other Liabilities:
   Long-term debt                                                   382,487    383,668
   Other liabilities                                                 15,478     13,812
         Total other liabilities                                    397,965    397,480

            Total liabilities                                       783,468    807,170
STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value, 1,000,000                               -          -
   shares authorized; no shares issued or
   outstanding
Common stock, $.10 par value, 500,000,000 shares authorized;
   82,264,982 shares issued; 80,961,360 and
   81,597,450 shares outstanding, respectively                        8,226      8,226
Capital in excess of par value                                       92,086     92,283
Retained earnings                                                 1,025,725    855,513
Less cost of treasury stock                                        (47,872)   (25,409)
Other                                                                10,127        202
      Total stockholders' equity                                  1,088,292    930,815

       Total liabilities and stockholders' equity                $1,871,760 $1,737,985


Franklin Resources, Inc.
Consolidated Statements of Cash Flows
Unaudited
                                                                   Nine months ended
                                                                        June 30
(Dollars in thousands)                                              1995       1994
Net income                                                         $195,373   $187,625
Adjustments to reconcile net income to net cash provided by
   operating activities:
Decrease in receivables, prepaid expenses and other                   2,214     11,105
Decrease in trade payables and accrued expenses                    (19,309)   (29,665)
Depreciation and amortization                                        30,497     26,354
Gains on disposition of investments                                 (2,604)    (1,207)
Net cash provided by operating activities                           206,171    194,212

Purchases of mutual funds, net                                     (21,057)   (18,304)
Purchase of banking/finance investment portfolio                  (100,201)   (53,390)
Liquidation of banking/finance investment portfolio                 104,283     80,669
Purchases and originations of banking/finance loans receivable    (199,438)  (184,744)
Collections of banking/finance loans receivable                     110,355     29,115
Liquidations/(purchases) of other investments, net                  (1,754)    (5,297)
Purchases of premises and equipment and other                      (26,521)   (32,162)
Net cash used in investing activities                             (134,333)  (184,113)

Increase in deposits of bank account holders                        (7,016)      2,995
Dividends paid on common stock                                     (23,592)   (18,887)
Acquisitions of treasury stock                                     (41,506)   (26,613)
Issuances of commercial paper, net                                   27,093    299,056
Issuances of notes payable                                           22,108     15,413
Payments on notes and capital leases                               (34,833)  (366,462)
Net cash used in financing activities                              (57,746)   (94,498)

Net change in cash and cash equivalents                              14,092   (84,399)
Cash and cash equivalents, beginning of the period                  210,376    302,952

Cash and cash equivalents, end of the period                       $224,468   $218,553

Supplemental disclosure of non-cash information:
Value of common stock issued in other transactions                  $17,940     $8,343

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS
General

Franklin Resources, Inc., the parent company, and its various operating subsidiaries (the "Company") derives approximately 95% of its revenue from its principal line of business of providing investment management, administration and related services to the Franklin Templeton funds, managed accounts and other investment products. The Company has a diversified base of assets under management and a full range of investment management products and services to meet the needs of a variety of individuals and institutions. The Company's revenues are derived largely from the amount and composition of assets under management.

Assets under the Company's management increased during the quarter from $118.8 billion at March 31, 1995 to $125.9 billion at June 30, 1995 as a result of net sales and market appreciation. Industry and Company expectations are for continued growth over the long term.

At June 30, 1995, the Company had offices in 18 countries. During the nine-month period ended June 30, 1995, the Company continued to expand its international distribution and research capabilities. The following offices were opened with the specific intent to expand investment research capabilities and, in some cases, support local distribution activities:

     Moscow, Russia      Ho Chi Minh City, Vietnam
     Milan, Italy        Bombay, India
     Paris, France       Buenos Aires, Argentina
                         Johannesburg, South Africa

Additional foreign offices are planned for the remainder of the year.

At June 30, 1995, the Company earned approximately 37% of its investment management fee revenues from investment management services provided by its foreign subsidiaries. Despite the Company's global presence, its exposure to changes in currency rates is not considered significant because a material portion of the foreign offices' revenues is U.S. dollar denominated. The Company's exposure to repatriation risks is not material because of the minimal amount of fixed assets and U.S. dollar deposits in those foreign locations. The relative geographic contributions to operating profits and net earnings have not materially changed since September 30, 1994.

During the nine-month period ended June 30, 1995, the Company was a party to financial instruments with off-balance sheet risk in order to minimize the Company's exposure to adverse changes in interest rates on the floating rate debt which the Company originally issued when it purchased the assets of Templeton, Galbraith & Hansberger Ltd. on October 30, 1992. These financial instruments are discussed in more detail below.

I.  Material Changes in Results of Operations

RESULTS OF OPERATIONS - TABLE 1
                         Three months ended             Nine months ended
                               June 30                       June 30
(Dollars in millions)      1995      1994     Change     1995      1994      Change
Operating income            $100.0     $85.6    17%       $287.5    $280.4     3%
Operating margin             44.6%     41.8%               44.3%     45.4%
Net income                   $69.0     $60.0    15%       $195.4    $187.6     4%

Increases in operating income and net income are primarily attributable to the increases in revenue generated by assets under management. Changes in operating income will continue to be dependent upon general economic growth, the strength of capital markets and the Company's ability to meet market demands with competitive products and services. Operating revenues will continue to be specifically dependent upon the amount and composition of assets under management, mutual fund sales, and the number of mutual fund investors and institutional clients. Operating expenses are expected to continue to increase with the Company's continued expansion, the increase in competition and the Company's continued commitment to improve its products and services. These endeavors will likely result in an increase in employment costs, general and administrative expenses, and selling expenses. Operating margins for the three-month period ended June 30, 1995 increased over the prior year primarily due to the general increase in assets under management and to the slowing of increases in operating expenses during the third quarter. The Company continues to increase the resources dedicated to expanding and enhancing both its product line and its operating infrastructure, which will likely result in increased pressure on operating margins.

ASSETS UNDER MANAGEMENT - TABLE 2
                                                         As of
                                                        June 30           $         %
(Dollars in millions)                               1995      1994     Change     Change

Franklin Templeton Group
Fixed income funds:
   Tax-free income                                  $39,918   $39,532      $386         1%
   U.S. government fixed income                      13,930    15,285   (1,355)        -9%
   Money funds                                        2,596     3,311     (715)       -22%
   Global/international fixed income                  2,089     2,396     (307)       -13%
         Total fixed income                          58,533    60,524   (1,991)        -3%

Equity and income funds:
   Global/international equity                       32,126    23,987     8,139        34%
   U.S. equity/income                                19,463    16,722     2,741        16%
         Total equity and income                     51,589    40,709    10,880        27%

               Total Franklin Templeton funds       110,122   101,233     8,889         9%

Franklin Templeton institutional assets              15,766    11,790     3,976        34%

                   Total Franklin Templeton Group  $125,888  $113,023   $12,865        11%

MOVEMENTS IN ASSETS UNDER MANAGEMENT - TABLE 3
                                      Three months ended          Nine months ended
                                           June 30          %          June 30         %
(Dollars in millions)                   1995     1994    Change    1995     1994    Change
Assets under management - beginning   $118,788  $112,700    5%   $118,172  $107,500   10%
Sales & reinvestments                    6,549     9,273  -29%     19,672    31,594  -38%
Redemptions                            (4,852)   (6,893)  -30%   (15,973)  (22,465)  -29%
Market appreciation/(depreciation)       5,403   (2,057)  363%      4,017   (3,606)  211%
Assets under management - ending      $125,888  $113,023   11%   $125,888  $113,023   11%
Average assets under management       $122,769  $113,148    9%   $118,869  $111,428    7%

I. Material Changes in Results of Operations (continued)

As shown in Table 2, the composition of assets under management has changed since June 30, 1994, continuing a trend of the past two years. This development is a result of movements in relative sales, redemptions and market value among the specific asset classes. Table 3 highlights these overall movements in assets under management during the corresponding three- and nine-month periods. This table also indicates the volatility that has occurred during the periods reported as evidenced by significant changes in sales, redemptions and market appreciation/ depreciation. The Company's operating revenues and results of operations will continue to be affected by these factors.

Fixed income funds represent 46% of assets under management as of June 30, 1995, down from 54% a year ago. Equity and income funds and institutional assets represent 54% of assets under management as of June 30, 1995, up from 46% a year ago. The increase in U.S. interest rates during 1994 resulted in a combination of both net redemptions and market depreciation in various fixed income funds. The current stabilization of U.S. interest rates in 1995 has begun to reverse that trend. Assets under management of the Company's fixed income funds declined 3% from levels a year ago. Assets under management in the Company's money funds decreased 22% from levels a year ago.

Assets under management in the Company's equity and income funds as of June 30, 1995 increased 27% from levels at June 30, 1994. Global/international equity funds' assets under management represented most of this increase, up 34% from levels a year ago. This growth results from continued net sales and market appreciation.

Institutional assets under management increased 34% from levels as of June 30, 1994. This increase resulted principally from an increase in the number of
clients as well as additional investments from existing clients.   The Company
is strongly committed to the institutional account area and intends to continue the expansion of the services it provides in this area.

OPERATING REVENUE - TABLE 4
                                       Three months ended         Nine months ended
                                             June 30         %         June 30         %
(Dollars in millions)                    1995     1994    Change    1995     1994   Change

Operating revenues:
Investment management fees               $187.1    $161.8  16%      $534.3   $474.8  13%
Underwriter commissions, net                8.6      21.4 -60%        30.8     84.2 -63%
Transfer, trust and related fees           16.7      14.4  16%        48.2     39.4  22%
Banking/finance, real estate and other     12.0       7.3  64%        36.1     18.5  95%
   Total operating revenues              $224.4    $204.9  10%      $649.4   $616.9   5%

Investment management fees increased as a result of an increase in and the change in composition of average assets under management during the current reporting periods as compared to the corresponding periods in 1994. Table 2 shows the change in asset composition to the higher fee-based equity and income funds and institutional assets for the period ended June 30, 1995.



I.  Material Changes in Results of Operations (continued)

The decreases in net underwriting commissions were due primarily to the 29% and the 36% decreases in mutual fund sales during the three- and nine-month periods, respectively, as compared to the corresponding periods in the previous year, which was consistent with industry results. An additional factor causing the decreases was the change in the composition of sales to fund products with lower underwriting commission retention rates. Furthermore, during the quarter ended June 30,1994, the Franklin Group of Funds implemented a distribution plan pursuant to Rule 12b-1 of the Investment Company Act of 1940 while simultaneously eliminating sales charges on fund dividend reinvestments. This change has made underwriting commissions dependent upon absolute mutual fund sales levels rather than mutual fund investor dividend reinvestment rates which was the case prior to the change in pricing structure.

Many of the Franklin and Templeton mutual funds introduced a new class of shares, called Class II, during the third quarter of the current fiscal year. Class II shares are intended to expand the distribution of fund shares to a broader audience of investors who have different pricing preferences, but who share similar investment objectives. While the new class of shares will increase distribution expenses to the Company as compared to the existing class of shares and will utilize the Company's capital resources over the short term, the Company believes that Class II shares will result in an overall increase in assets under management by expanding distribution of fund shares. Sales of Class II shares have represented 7% of total U.S. mutual fund sales for the Company since their introduction in May 1995. The financial impact of Class II shares is further discussed under Material Changes in Financial Condition, Liquidity and Capital Resources.

The increases in transfer, trust and related fees is related principally to the 11% increase to 4.7 million retail fund shareholder accounts over the twelve month period ended June 30, 1995. Effective July 1, 1995, approximately 85 of the Company's U.S. mutual funds consisting of approximately 2.5 million shareholder accounts will implement an average annual fee increase of $4 per shareholder account.

The number of institutional clients continued to increase but had an immaterial impact on transfer, trust and related fees because these types of accounts generally require only investment management services.





SHAREHOLDER ACCOUNTS - TABLE 5
                                               As of
                                              June 30       %
(In thousands)                              1995   1994  Change

Number of Retail Fund Shareholder Accounts  4,738  4,253   11%



Compared to the corresponding periods in the prior year, the increases in banking/finance, real estate and other revenues were due principally to the 109% and 163% increases in the average auto and credit card loans outstanding during the three- and nine-month periods, respectively. The banking/finance activities are further discussed below.


OPERATING EXPENSES - TABLE 6
                              Three months ended             Nine months ended
                                    June 30           %           June 30            %
(Dollars in millions)            1995     1994      Change    1995       1994      Change
Operating expenses:
General and administrative       $102.0     $93.9      9%      $287.0     $265.2     8%
Selling expenses                   15.2      18.5    -18%        53.4       50.5     6%
Amortization of goodwill            4.6       4.6      0%        13.8       13.7     1%
Banking interest expense            2.6       2.4      8%         7.7        7.2     7%
   Total operating expenses      $124.4    $119.4      4%      $361.9     $336.6     8%

Increases in operating expenses principally resulted from the general expansion of the Company's business and are more fully described below.

General and administrative expenses increased during the period due to higher employment, technology and facilities costs related to the expansion of the Company's business. Employee count increased to 4,522 at June 30, 1995 compared to 3,995 at June 30, 1994. Employment costs represent approximately 51% of operating expenses for the nine-month period ended June 30, 1995.

Selling expenses decreased during the comparative three month period mainly due to periodic variations in media advertising and special non-recurring marketing campaigns. Selling expenses increased during the nine-month period when compared to the prior year reflecting the general expansion of the Company's domestic and international products.

The Company has evaluated the potential impairment of goodwill on the basis of the expected future operating cash flows derived from this intangible asset in relation to the Company's carrying value and has determined that there is no impairment. The Company will periodically review the carrying value of goodwill for potential impairment.

Banking interest expense increased due to an increase in the cost of funds during the periods.

As shown in Table 11, gross loans outstanding increased by 20% since September 30, 1994 to $474.4 million. As discussed below under Material Changes in Financial Condition, Liquidity and Capital Resources, the Company has experienced an increase in delinquency rates since September 30, 1994 which has resulted in an increase in charge-offs and provisions as shown in Table 7 below.

CHARGE-OFFS AND PROVISIONS - TABLE 7
                                           Three months ended   Nine months ended
                                                June 30              June 30
(Dollars in thousands)                      1995       1994       1995     1994
Combined net charge-offs:
   Auto loans                                $2,953        $77    $6,337      $410
   Credit cards                               1,251        681     3,140     2,203
   Other                                         29         23       186        92
         Total net charge-offs               $4,233       $781    $9,663    $2,705

Combined provisions:
   Auto loans                                $4,578     $1,277    $9,929    $1,598
   Credit cards                                 633        655     2,070     2,115
   Other                                         28         23       253        72
         Total provisions                    $5,239     $1,955   $12,252    $3,785


OTHER INCOME/(EXPENSE) - TABLE 8
                                 Three months ended           Nine months ended
                                       June 30          %          June 30         %
(Dollars in millions)              1995       1994   Change    1995      1994    Change
Investment and other income        $9.1       $5.8     57%     $21.2     $16.7     27%
Interest expense                   (8.1)     (7.3)     11%    (22.5)    (21.8)      3%
   Other income (expense), net     $1.0      ($1.5)  -167%    ($1.3)    ($5.1)    -75%

The increases in investment income for the three- and nine-month periods resulted from increases in the average levels of assets invested and interest and dividend rates on investments as well as capital gains realized on the sale of investments.

Interest expense for the three- and nine-month periods increased due to increased rates and higher average debt outstanding. The Company's effective interest rate at June 30, 1995 was 6.27% on $476.8 million of outstanding commercial paper, medium-term notes and subordinated debentures as compared to 5.13% on $449.1 million of debt outstanding at June 30, 1994. At June 30, 1995, commercial paper comprised $246.8 million of total debt outstanding with an effective interest rate of 5.83% including swaps and 5.97% excluding swaps, as compared to $299.1 million outstanding at June 30, 1994 with an effective interest rate of 4.50% including swaps and 4.38% excluding swaps. Medium-term notes comprised $80 million of the debt outstanding with an effective borrowing rate of 6.5% at June 30, 1995. There were no medium-term notes outstanding at June 30, 1994. Subordinated 6.25% debentures, due August 3, 2002, comprised $150 million of the total debt outstanding at June 30, 1995 and 1994 with an effective interest rate of 6.66% and 6.63%, respectively.


I. Material Changes in Results of Operations (continued)

The Company has entered into interest rate swap agreements to exchange variable rate interest payment obligations for fixed-rate interest payment obligations without the exchange of the underlying principal amounts in order to minimize the Company's exposure to adverse changes in interest rate movements. At June 30, 1995, the Company had swap agreements outstanding with an aggregate notional amount of $30 million, maturing January 1996, under which the Company paid a fixed rate of 5.015 percent and received a floating rate of 5.6875 percent from banks. These financial instruments are placed with major financial institutions. The credit worthiness of the counterparties is subject to continuing review and full performance is anticipated.

During the period, the Company had the following interest rate swap agreements outstanding. The interest differential between the fixed rate and floating rate to be paid or received is accrued as an increase or decrease to interest expense over the period of the agreements.



SWAP AGREEMENTS - TABLE 9
                         Issue  Maturity     Notional      Fixed
                          Date    Date        Amount       Rate

                         3/8/93  1/30/95   $75 million     4.44%
                         3/8/93  1/29/96   $30 million     5.015%

II.  Material Changes in Financial Condition, Liquidity and
     Capital Resources

SELECTED BALANCE SHEET ITEMS - TABLE 10
                                               As of      As of
                                              June 30    Sept 30      $        %
(Dollars in millions)                           1995       1994    Change   Change
Receivables:
   Fees from Franklin Templeton Group            $103.4     $88.8    $14.6    16%
   Other                                          $26.5     $36.2   ($9.7)   -27%
Investments securities, available for sale       $200.9    $162.4    $38.5    24%
Banking/finance loans receivable, net            $467.2    $391.8    $75.4    19%
Premises and equipment, net                      $109.6     $94.2    $15.4    16%
Trade payables and accrued expenses               $91.4    $126.8  ($35.4)   -28%
Debt payable within one year                      $96.8     $84.5    $12.3    15%
Retained earnings                              $1,025.7    $855.5   $170.2    20%

The increase in fees receivable from the Franklin Templeton Group primarily resulted from an increase in investment management fees.

The decrease in other receivables was related primarily to the collection of advances on deferred sales charges on Canadian based mutual funds.

The increase in investment securities, available for sale was the result of increased investment of the Company's cash from operating activities.

Banking/finance loans receivable, net increased primarily due to a $78.3 million increase in dealer auto loans as shown in Table 11 below.

BANKING/FINANCE LOANS OUTSTANDING - TABLE 11
                                               As of     As of
                                              June 30   Sept 30       $        %
(Dollars in millions)                          1995       1994     Change   Change
Loan Portfolio:
   Credit cards                                  $92.4      $89.4     $3.0     3%
   Dealer auto loans                             372.3      294.0     78.3    27%
   Other                                           9.7       11.6    (1.9)   -16%
Gross loans outstanding                          474.4      395.0     79.4     3%

   Allowance for loan losses                     (7.3)      (3.2)    (4.1)   128%
Net loans outstanding                           $467.2     $391.8    $75.4    19%

Loan originator:
   Franklin Bank loans outstanding               160.5     $169.6   $(9.1)    -5%
   Franklin Capital Corp. loans outstanding     $313.9      225.4     88.5    39%
Gross loans outstanding                         $474.4     $395.0    $79.4    20%

II.  Material Changes in Financial Condition, Liquidity and
     Capital Resources (continued)

DELINQUENCY RATE ANALYSIS - TABLE 12
                                                As of    As of
                                               June 30  Sept 30      $          %
Days Past Due (Dollars in millions):            1995     1994      Change     Change
   30-59 Days                                    $12.5      $4.8       $7.7    160%
   60-89 Days                                      3.9       1.6        2.3    144%
   90+ Days                                        4.1       2.4        1.7     71%
Total loans past due                             $20.5      $8.8      $11.7    133%

Total banking/finance loans outstanding         $474.4    $395.0      $79.4     20%
Percentage of outstanding loans past due            4%        2%



The auto loan portfolio consists of approximately 50% new cars and 50% used cars. At June 30, 1995, approximately 50% of the auto loans outstanding were in California, approximately 20% in New Mexico, and the balance distributed throughout the United States. The Company has experienced an increase in delinquency rates since September 30, 1994. In response, the Company is expanding its auto loan collection efforts and enhancing the systems supporting those activities.

The Company anticipates continued increases in its investment in credit card and dealer auto loan portfolios. The Company intends to continue funding these investments through operating cash flows and existing debt facilities. Additionally, the Company continues to review the possibility of alternative funding sources such as securitization of the auto loan portfolio. The use of securitization will be dependent on the fixed income market, the performance of the loan portfolio and the relative economies of a securitized and an unsecuritized portfolio.

Premises and equipment increased primarily as a result of investments in new building construction and computer equipment.

Trade payables and accrued expenses decreased due to the payment of various employee related accruals since year end.

Debt payable within one year increased primarily due to a $13.9 million increase in short-term commercial paper.


Retained earnings increased as a result of net income for the period.


SELECTED CASH FLOW ITEMS - TABLE 13
                                            Nine months ended
                                                 June 30
(Dollars in millions)                         1995     1994
Cash flows from operating activities          $206.2   $194.2
Cash flows from investing activities        ($134.3) ($184.1)
Cash flows from financing activities         ($57.7)  ($94.5)

The increase in cash flows from operating activities was primarily the result of an increase in net income and a decrease in the change in trade payables and accrued expenses.

The cash flows from investing and financing activities during the period were affected primarily by the Company's funding of auto and credit card loans of the banking/finance group, purchases of premises and equipment, dividends paid on common stock and purchase of treasury shares. The Company continues to fund these activities primarily from operating cash flows while utilizing its commercial paper and medium-term notes facilities when appropriate.

During the nine-month period ended June 30, 1995, the Company purchased 1,125,934 Franklin Resources, Inc. shares for $41.5 million. The Company has 1,874,066 shares remaining under its authorized repurchase program. The Company will continue from time to time to purchase its own shares in the open market and in private transactions for use in connection with various corporate employee incentive programs and when it believes the market price of its shares merits such action.

Distribution of Class II shares will require the Company to advance a one percent dealer commission which will be recouped substantially during the subsequent twelve-month period primarily through a .75% and .50% asset based charge on equity and fixed income funds, respectively. The one per cent dealer commission will be deferred and amortized on a straight-line basis over the eighteen-month contingent deferred sales charge period. The Company will fund these advances through operating cash flows and existing debt facilities. From the Class II introduction on May 1, 1995 through June 30, 1995, the Company has advanced $.6 million in dealer commissions. The Company anticipates increased sales of Class II shares which will result in increased advances of dealer commissions.

On December 8, 1994, the Company announced that it had applied for and received approval from the Securities and Exchange Commission to purchase $7.1 million of unsecured Orange County obligations from two of its money market mutual funds. The Company purchased these securities on a voluntary basis to alleviate any concerns by those funds' shareholders and does not anticipate any significant losses as a result. Orange County has extended the maturity date with consideration of increased interest rates on these obligations. Orange County continues to service the notes and the Company believes that it will fully recover principal and interest due on the obligations. The Company has limited additional exposure to Orange County securities in the assets under its management and does not anticipate any additional purchases of Orange County securities from those assets.

At June 30, 1995, the Company held liquid assets of $566.7 million, including $220.0 million in cash and cash equivalents as compared to $515.0 million, including $210.4 million in cash and cash equivalents at September 30, 1994, respectively.










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

Exhibit 10.1     Representative Amended and Restated
       Distribution Agreement between Franklin/Templeton
       Distributors, Inc. and Franklin Federal Tax-Free
       Income Fund, dated March 29, 1995

Exhibit 10.2     Representative Distribution 12b-1 Plan
       for Class II shares between Franklin/Templeton
       Distributors, Inc. and Franklin Federal Tax-Free
       Income Fund, dated March 30,. 1995

Exhibit 10.3     Representative Investment Management
       Agreement between Templeton Global Strategy SICAV and Templeton Investment Management Limited, dated
       February 2, 1995

Exhibit 10.4     Representative Sub-distribution
       Agreement between Templeton,Galbraith & Hansberger
       Ltd. and BAC Corp. Securities, dated May 8, 1995

Exhibit 10.5     Representative sample of Dealer
       Agreement between Franklin/Templeton Distributors,
       Inc. and Dealer, effective May 1, 1995

Exhibit 10.6     Representative sample of Investment
       Management Agreement between Templeton Investment
       Counsel, Inc. and Client (ERISA)

Exhibit 10.7     Representative sample of Investment
       Management Agreement between Templeton Investment
       Counsel, Inc. and Client (NON-ERISA)


Exhibit 11:      Computation of per share earnings
       (See page [__])

Exhibit 12       Computation of ratio of earnings to
       fixed charges (See page [__])

Exhibit 27:      Financial Data Schedule





(b)   Reports on Form 8-K:

       (i)  Form 8-K dated April 7, 1995 reporting under
       Item 5. Other Events the filing of an exhibit to a Registration Statement on Form S-3 filed by
       Franklin Resources, Inc. for the registration of debt securities (No. 33-53147), and including said exhibit as an Exhibit under Item 7. Financial
       Statements and Exhibits.

       (ii) Form 8-K dated April 28, 1995 reporting under
       Item 5. Other Events the filing of an earnings press release by the Company on April 28, 1995 and including said press release as an Exhibit under
       Item 7. Financial Statements and Exhibits.







                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              FRANKLIN RESOURCES, INC.
                              Registrant



Date: August 14, 1995         /s/ Martin L. Flanagan
                              ----------------------
                              MARTIN L. FLANAGAN
                              Senior Vice President,
                              Treasurer and Chief
                              Financial Officer































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


Exhibit 10.1     Representative Amended and Restated
       Distribution Agreement between Franklin/
       Templeton Distributors, Inc. and Franklin
       Federal Tax-Free Income Fund, dated March 29,
       1995


Exhibit 10.2     Representative Distribution 12b-1
       Plan for Class II shares between Franklin/
       Templeton Distributors, Inc. and Franklin
       Federal Tax-Free Income Fund, dated March 30,
       1995

Exhibit 10.3     Representative Investment Management
       Agreement between Templeton Global Strategy
       SICAV and Templeton Investment Management
       Limited, dated February 2, 1995

Exhibit 10.4     Representative Sub-distribution
       Agreement between Templeton, Galbraith &
       Hansberger Ltd. and BAC Corp. Securities, dated May 8, 1995

Exhibit 10.5     Representative sample of Dealer
       Agreement between Franklin/Templeton
       Distributors, Inc. and Dealer, effective
       May 1, 1995

Exhibit 10.6     Representative sample of Investment
       Management Agreement between Templeton
       Investment Counsel, Inc. and Client (ERISA)

Exhibit 10.7     Representative sample of Investment
       Management Agreement between Templeton
       Investment Counsel, Inc. and Client (NON-ERISA)


Exhibit 11:      Computation of per share earnings   [__]

Exhibit 12:       Computation of ratio of
       earnings to fixed charges                     [__]

Exhibit 27:      Financial Data Schedule























                                  EXHIBIT 10.1

                      FRANKLIN FEDERAL TAX-FREE INCOME FUND
                            777 Mariners Island Blvd.
                           San Mateo, California 94404


Franklin/Templeton Distributors, Inc.
777 Mariners Island Blvd.
San Mateo, California 94404

Re:    Amended and Restated Distribution Agreement

Gentlemen:

We (the "Fund") are a corporation or business trust operating as an open-end management investment company or "mutual fund", which is registered under the Investment Company Act of 1940 (the "1940 Act") and whose shares are registered under the Securities Act of 1933 (the "1933 Act"). We desire to issue one or more series or classes of our authorized but unissued shares of capital stock or beneficial interest (the "Shares") to authorized persons in accordance with applicable Federal and State securities laws. The Fund's Shares may be made available in one or more separate series, each of which may have one or more classes.

You have informed us that your company is registered as a broker-dealer under the provisions of the Securities Exchange Act of 1934 and that your company is a member of the National Association of Securities Dealers, Inc. You have indicated your desire to act as the exclusive selling agent and distributor for the Shares. We have been authorized to execute and deliver this Distribution Agreement ("Agreement") to you by a resolution of our Board of Directors or Trustees ("Board") passed at a meeting at which a majority of Board members, including a majority who are not otherwise interested persons of the Fund and who are not interested persons of our investment adviser, its related organizations or with you or your related organizations, were present and voted in favor of the said resolution approving this Agreement.

     1. Appointment of Underwriter. Upon the execution of this Agreement and in consideration of the agreements on your part herein expressed and upon the terms and conditions set forth herein, we hereby appoint you as the exclusive sales agent for our Shares and agree that we will deliver such Shares as you may sell. You agree to use your best efforts to promote the sale of Shares, but are not obligated to sell any specific number of Shares.

     However, the Fund and each series retain the right to make direct sales of its Shares without sales charges consistent with the terms of the then current prospectus and applicable law, and to engage in other legally authorized transactions in its Shares which do not involve the sale of Shares to the general public. Such other transactions may include, without limitation, transactions between the Fund or any series or class and its shareholders only, transactions involving the reorganization of the Fund or any series, and transactions involving the merger or combination of the Fund or any series with another corporation or trust.

     2. Independent Contractor. You will undertake and discharge your obligations hereunder as an independent contractor and shall have no authority or power to obligate or bind us by your actions, conduct or contracts except that you are authorized to promote the sale of Shares. You may appoint sub-agents or distribute through dealers or otherwise as you may determine from time to time, but this Agreement shall not be construed as authorizing any dealer or other person to accept orders for sale or repurchase on our behalf or otherwise act as our agent for any purpose.

     3. Offering Price. Shares shall be offered for sale at a price equivalent to the net asset value per share of that series and class plus any applicable percentage of the public offering price as sales commission or as otherwise set forth in our then current prospectus. On each business day on which the New York Stock Exchange is open for business, we will furnish you with the net asset value of the Shares of each available series and class which shall be determined in accordance with our then effective prospectus. All Shares will be sold in the manner set forth in our then effective prospectus and statement of additional information, and in compliance with applicable law.

     4.   Compensation.

          A. Sales Commission. You shall be entitled to charge a sales commission on the sale or redemption, as appropriate, of each series and class of each Fund's Shares in the amount of any initial, deferred or contingent deferred sales charge as set forth in our then effective prospectus. You may allow any sub-agents or dealers such commissions or discounts from and not exceeding the total sales commission as you shall deem advisable, so long as any such commissions or discounts are set forth in our current prospectus to the extent required by the applicable Federal and State securities laws. You may also make payments to sub-agents or dealers from your own resources, subject to the following conditions: (a) any such payments shall not create any obligation for or recourse against the Fund or any series or class, and (b) the terms and conditions of any such payments are consistent with our prospectus and applicable federal and state securities laws and are disclosed in our prospectus or statement of additional information to the extent such laws may require.

          B. Distribution Plans. You shall also be entitled to compensation for your services as provided in any Distribution Plan adopted as to any series and class of any Fund's Shares pursuant to Rule 12b-1 under the 1940 Act.

     5. Terms and Conditions of Sales. Shares shall be offered for sale only in those jurisdictions where they have been properly registered or are exempt from registration, and only to those groups of people which the Board may from time to time determine to be eligible to purchase such shares.

     6. Orders and Payment for Shares. Orders for Shares shall be directed to the Fund's shareholder services agent, for acceptance on behalf of the Fund. At or prior to the time of delivery of any of our Shares you will pay or cause to be paid to the custodian of the Fund's assets, for our account, an amount in cash equal to the net asset value of such Shares. Sales of Shares shall be deemed to be made when and where accepted by the Fund's shareholder services agent. The Fund's custodian and shareholder services agent shall be identified in its prospectus.

     7. Purchases for Your Own Account. You shall not purchase our Shares for your own account for purposes of resale to the public, but you may purchase Shares for your own investment account upon your written assurance that the purchase is for investment purposes and that the Shares will not be resold except through redemption by us.

     8. Sale of Shares to Affiliates. You may sell our Shares at net asset value to certain of your and our affiliated persons pursuant to the applicable provisions of the federal securities statutes and rules or regulations thereunder (the "Rules and Regulations"), including Rule 22d-1 under the 1940 Act, as amended from time to time.








     9.   Allocation of Expenses.  We will pay the expenses:

                    (a) Of the preparation of the audited and certified financial statements of our company to be included in any Post-Effective Amendments ("Amendments") to our Registration Statement under the 1933 Act or 1940 Act, including the prospectus and statement of additional information included therein;

                    (b) Of the preparation, including legal fees, and printing of all Amendments or supplements filed with the Securities and Exchange Commission, including the copies of the prospectuses included in the Amendments and the first 10 copies of the definitive prospectuses or supplements thereto, other than those necessitated by your (including your "Parent's") activities or Rules and Regulations related to your activities where such Amendments or supplements result in expenses which we would not otherwise have incurred;

                    (c) Of the preparation, printing and distribution of any reports or communications which we send to our existing shareholders; and

                    (d) Of filing and other fees to Federal and State securities regulatory authorities necessary to continue offering our Shares.

          You will pay the expenses:

                    (a) Of printing the copies of the prospectuses and any supplements thereto and statements of additional information which are necessary to continue to offer our Shares;

                    (b) Of the preparation, excluding legal fees, and printing of all Amendments and supplements to our prospectuses and statements of additional information if the Amendment or supplement arises from your (including your "Parent's") activities or Rules and Regulations related to your activities and those expenses would not otherwise have been incurred by us;

                    (c) Of printing additional copies, for use by you as sales literature, of reports or other communications which we have prepared for distribution to our existing shareholders; and

                    (d) Incurred by you in advertising, promoting and selling our Shares.

     10. Furnishing of Information. We will furnish to you such information with respect to each series and class of Shares, in such form and signed by such of our officers as you may reasonably request, and we warrant that the statements therein contained, when so signed, will be true and correct. We will also furnish you with such information and will take such action as you may reasonably request in order to qualify our Shares for sale to the public under the Blue Sky Laws of jurisdictions in which you may wish to offer them. We will furnish you with annual audited financial statements of our books and accounts certified by independent public accountants, with semi-annual financial statements prepared by us, with registration statements and, from time to time, with such additional information regarding our financial condition as you may reasonably request.

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

     12. Redemption or Repurchase Within Seven Days. If Shares are tendered to us for redemption or repurchase by us within seven business days after your acceptance of the original purchase order for such Shares, you will immediately refund to us the full sales commission (net of allowances to dealers or brokers) allowed to you on the original sale, and will promptly, upon receipt thereof, pay to us any refunds from dealers or brokers of the balance of sales commissions reallowed by you. We shall notify you of such tender for redemption within 10 days of the day on which notice of such tender for redemption is received by us.

     13. Other Activities. Your services pursuant to this Agreement shall not be deemed to be exclusive, and you may render similar services and act as an underwriter, distributor or dealer for other investment companies in the offering of their shares.

     14. Term of Agreement. This Agreement shall become effective on the date of its execution, and shall remain in effect for a period of two (2) years. The Agreement is renewable annually thereafter, with respect to the Fund or, if the Fund has more than one series, with respect to each series, for successive periods not to exceed one year (i) by a vote of (a) a majority of the outstanding voting securities of the Fund or, if the Fund has more than one series, of each series, or (b) by a vote of the Board, and (ii) by a vote of a majority of the members of the Board who are not parties to the Agreement or interested persons of any parties to the Agreement (other than as members of the Board), cast in person at a meeting called for the purpose of voting on the Agreement.

          This Agreement may at any time be terminated by the Fund or by any series without the payment of any penalty, (i) either by vote of the Board or by vote of a majority of the outstanding voting securities of the Fund or any series on 90 days' written notice to you; or (ii) by you on 90 days' written notice to the Fund; and shall immediately terminate with respect to the Fund and each series in the event of its assignment.

     15. Suspension of Sales. We reserve the right at all times to suspend or limit the public offering of Shares upon two days' written notice to you.

     16. Miscellaneous. This Agreement shall be subject to the laws of the State of California and shall be interpreted and construed to further promote the operation of the Fund as an open-end investment company. This Agreement shall supersede all Distribution Agreements and Amendments previously in effect between the parties. As used herein, the terms "Net Asset Value," "Offering Price," "Investment Company," "Open-End Investment Company," "Assignment," "Principal Underwriter," "Interested Person," "Parent," "Affiliated Person," and "Majority of the Outstanding Voting Securities" shall have the meanings set forth in the 1933 Act or the 1940 Act and the Rules and Regulations thereunder.

Nothing herein shall be deemed to protect you against any liability to us or to our securities holders to which you would otherwise be subject by reason of willful misfeasance, bad faith or gross negligence in the performance of your duties hereunder, or by reason of your reckless disregard of your obligations and duties hereunder.

If the foregoing meets with your approval, please acknowledge your acceptance by signing each of the enclosed copies, whereupon this will become a binding agreement as of the date set forth below.









Very truly yours,

FRANKLIN FEDERAL TAX-FREE INCOME FUND



By: /s/ Deborah R. Gatzek


Accepted:

Franklin/Templeton Distributors, Inc.


By: /s/ Gregory E. Johnson



DATED: March 29, 1995

                                  EXHIBIT 10.2

                           CLASS II DISTRIBUTION PLAN

I.   Investment Company: FRANKLIN FEDERAL TAX-FREE INCOME FUND
II.  Fund:               FRANKLIN FEDERAL TAX-FREE INCOME FUND


III. Maximum Per Annum Rule 12b-1 Fees for Class II Shares
     (as a percentage of average daily net assets of the class)

     A.   Distribution Fee:   0.50%
     B.   Service Fee:        0.15%

             PREAMBLE TO CLASS II DISTRIBUTION PLAN

     The following Distribution Plan (the "Plan") has been adopted pursuant to Rule 12b-1 under the Investment Company Act of 1940 (the "Act") by the Investment Company named above ("Investment Company") for the class II shares (the "Class") of each Fund named above ("Fund"), which Plan shall take effect as of the date class II shares are first offered (the "Effective Date of the Plan"). The Plan has been approved by a majority of the Board of Directors or Trustees of the Investment Company (the "Board"), including a majority of the Board members who are not interested persons of the Investment Company and who have no direct, or indirect financial interest in the operation of the Plan (the "non-interested Board members"), cast in person at a meeting called for the purpose of voting on such Plan.

     In reviewing the Plan, the Board considered the schedule and nature of payments and terms of the Management Agreement between the Investment Company and Franklin Advisers, Inc. and the terms of the Underwriting Agreement between the Investment Company and Franklin/Templeton Distributors, Inc. ("Distributors"). The Board concluded that the compensation of Advisers, under the Management Agreement, and of Distributors, under the Underwriting Agreement, was fair and not excessive. The approval of the Plan included a determination that in the exercise of their reasonable business judgment and in light of their fiduciary duties, there is a reasonable likelihood that the Plan will benefit the Fund and its shareholders.

                                DISTRIBUTION PLAN

     1. (a) The Fund shall pay to Distributors a quarterly fee not to exceed the above-stated maximum distribution fee per annum of the Class' average daily net assets represented by shares of the Class, as may be determined by the Board from time to time.

        (b) In addition to the amounts described in (a) above, the Fund shall pay (i) to Distributors for payment to dealers or others, or (ii) directly to others, an amount not to exceed the above-stated maximum service fee per annum of the Class' average daily net assets represented by shares of the Class, as may be determined by the Fund's Board from time to time, as a service fee pursuant to servicing agreements which have been approved from time to time by the Board, including the non-interested Board members.

     2. (a) Distributors shall use the monies paid to it pursuant to Paragraph 1(a) above to assist in the distribution and promotion of shares of the Class. Payments made to Distributors under the Plan may be used for, among other things, the printing of prospectuses and reports used for sales purposes, expenses of preparing and distributing sales literature and related expenses, advertisements, and other distribution-related expenses, including a pro-rated portion of Distributors' overhead expenses attributable to the distribution of Class shares, as well as for additional distribution fees paid to securities dealers or their firms or others who have executed agreements with the Investment Company, Distributors or its affiliates, which form of agreement has been approved from time to time by the Trustees, including the non-interested trustees. In addition, such fees may be used to pay for advancing the commission costs to dealers or others with respect to the sale of Class shares.

          (b) The monies to be paid pursuant to paragraph 1(b) above shall be used to pay dealers or others for, among other things, furnishing personal services and maintaining shareholder accounts, which services include, among other things, assisting in establishing and maintaining customer accounts and records; assisting with purchase and redemption requests; arranging for bank wires; monitoring dividend payments from the Fund on behalf of customers; forwarding certain shareholder communications from the Fund to customers; receiving and answering correspondence; and aiding in maintaining the investment of their respective customers in the Class. Any amounts paid under this paragraph 2(b) shall be paid pursuant to a servicing or other agreement, which form of agreement has been approved from time to time by the Board.

     3. In addition to the payments which the Fund is authorized to make pursuant to paragraphs 1 and 2 hereof, to the extent that the Fund, Advisers, Distributors or other parties on behalf of the Fund, Advisers or Distributors make payments that are deemed to be payments by the Fund for the financing of any activity primarily intended to result in the sale of Class shares issued by the Fund within the context of Rule 12b-1 under the Act, then such payments shall be deemed to have been made pursuant to the Plan.

      In no event shall the aggregate asset-based sales charges which include payments specified in paragraphs 1 and 2, plus any other payments deemed to be made pursuant to the Plan under this paragraph, exceed the amount permitted to be paid pursuant to the Rules of Fair Practice of the National Association of Securities Dealers, Inc., Article III, Section 26(d).

     4. Distributors shall furnish to the Board, for its review, on a quarterly basis, a written report of the monies reimbursed to it and to others under the Plan, and shall furnish the Board with such other information as the Board may reasonably request in connection with the payments made under the Plan in order to enable the Board to make an informed determination of whether the Plan should be continued.

     5. The Plan shall continue in effect for a period of more than one year only so long as such continuance is specifically approved at least annually by the Board, including the non-interested Board members, cast in person at a meeting called for the purpose of voting on the Plan.

     6. The Plan, and any agreements entered into pursuant to this Plan, may be terminated at any time, without penalty, by vote of a majority of the outstanding voting securities of the Fund or by vote of a majority of the non-interested Board members, on not more than sixty (60) days' written notice, or by Distributors on not more than sixty (60) days' written notice, and shall terminate automatically in the event of any act that constitutes an assignment of the Management Agreement between the Fund and Advisers.

     7. The Plan, and any agreements entered into pursuant to this Plan, may not be amended to increase materially the amount to be spent for distribution pursuant to Paragraph 1 hereof without approval by a majority of the Fund's outstanding voting securities.

     8. All material amendments to the Plan, or any agreements entered into pursuant to this Plan, shall be approved by the non-interested Board members cast in person at a meeting called for the purpose of voting on any such amendment.

     9. So long as the Plan is in effect, the selection and nomination of the Fund's non-interested Board members shall be committed to the discretion of such non-interested Board members.

     This Plan and the terms and provisions thereof are hereby accepted and agreed to by the Investment Company and Distributors as evidenced by their execution hereof.

Date: March 30, 1995


                         Investment Company


                         By: /s/ Deborah R. Gatzek



                         Franklin/Templeton Distributors, Inc.


                         By: /s/ Gregory E. Johnson


                                  EXHIBIT 10.3

                         INVESTMENT MANAGEMENT AGREEMENT


THIS AGREEMENT is made the 2nd day of February, 1995

BETWEEN: TEMPLETON GLOBAL STRATEGY SICAV, a Societe d'Investissement a Capital Variable, incorporated in the Grand Duchy of Luxembourg, whose registered office is at Centre Neuberg, 30, Grand-Rue, L-1660
          Luxembourg

          (hereinafter called the "Company"), of the first part

AND: TEMPLETON INVESTMENT MANAGEMENT LIMITED, a company incorporated in the U.K. whose principal office is located at Saltire Court, 20, Castle Terrace,
          Edinburgh EH1 2EH, Scotland, U.K.

          (hereinafter called the "Investment Manager") of the second part.

WHEREAS:

(A)  The Company was incorporated on 6th November, 1990 as a
     Societe d'Investissement a Capital Variable ("SICAV") under the law of 30th March 1988 concerning collective investment undertakings.

(B) The Company is engaged in the business of investment and re-investment of its assets in investments and securities of all types in accordance with the investment objectives, subject to the restrictions and limitations, specified in its Articles of Incorporation ("Articles") and in its Prospectus ("Prospectus") in such manner and to such extent as may from time to time be determined by the Board of Directors ("Board") of the Company.

(C) The Company is desirous of being provided with investment management and advisory services and the Investment Manager is willing to provide the same.

(D) This Agreement shall supercede all prior agreements between the parties.

NOW IT IS HEREBY AGREED AS FOLLOWS:

1.  Appointment

The Company hereby appoints the Investment Manager to act as the investment manager and investment adviser of the Company upon the terms and conditions hereinafter appearing and the Investment Manager agrees to accept such appointment.

2.  Control of Directors

The Directors of the Company may at all times give the Investment Manager guidelines and/or directions relating to the conduct of the business of the Company, both in regard to the general policy of the Company and in regard to specific matters and the Investment Manager shall exercise its powers and duties hereunder subject at all times to the control of and review by the Directors of the Company. In particular, the management of the relevant assets of the Company shall be subject to any specific or general directions which the Directors of the Company may give to the Investment Manager with regard to the Directors of the Company may at any time and from time to time take over either generally or to a limited extent and either in collaboration with or to the exclusion of the Investment Manager the making, varying or disposal of any or all of the investments and securities of the Company.

3.  Management of Investments

(a) Subject to the provisions of Clause 2 above, the Investment Manager shall manage the investment, realisation and reinvestment of the assets of the Company corresponding to the relevant classes of shares of the Company as are described in the Appendix attached hereto ("assets") with power on behalf of and in the name of the Company at its discretion to purchase, subscribe to, otherwise acquire or deal in investments and securities and to sell, redeem, exchange, vary or transpose the same provided that, as manager of the assets of the Company, the Investment Manager shall observe and comply with the Articles of the Company, all regulations set out in the Prospectus of the Company and the laws and regulations under which the Company is incorporated.

(b) Subject to the provisions of Clause 2 above, all rights of voting conferred by investments and securities of the Company shall be exercised in such manner as the Investment Manager may determine and the Investment Manager may in its discretion refrain from the exercise of such voting rights. The Company shall from time to time execute and deliver to the Investment Manager or procure the Custodian of the Company to execute and deliver such powers of attorney or proxies as may reasonably be required authorising such attorney or proxies to vote, consent or otherwise act in respect of (or any part of) the investments and securities of the Company.

(c) The Investment Manager may enter into such contracts in the name of the Company as may be necessary to carry out its duties hereunder.

(d) The Company shall ratify and confirm all and whatever the Investment Manager (or any Adviser appointed pursuant to Clause 5 hereof) shall lawfully do or cause to be done in good faith in the proper performance of its duties hereunder and the Company shall at all times keep the Investment Manager indemnified against all actions, proceedings, claims and liabilities whatsoever arising out of the proper performance of its duties as aforesaid which may be brought against or prosecuted against or incurred by the Investment Manager save in the case of wilful default, gross negligence, bad faith or reckless disregard of duty.

(e) The Investment Manager shall render to the Directors written reports of the composition of the assets of the Company as often as the Directors shall reasonably require.

(f) It is hereby expressly declared and understood that the appointment of the Investment Manager as manager of the assets of the Company shall in no way discharge or relieve the Directors of the Company from their general liabilities and obligations to the shareholders of the Company.

(g) The Investment Manager shall forthwith, on receipt, pay to or deposit with the Custodian of the Company all moneys, investments and securities received by it on behalf of the Company.

4.  Investment Advice

(a) The Investment Manager shall, as investment adviser, advise the Company concerning the investment, realisation and reinvestment of the assets of the Company and Company's general investment policy.

(b) In connection with its obligations hereunder, the Investment Manager shall, with regard to the relevant classes of shares of the Company as are described in the Appendix hereto:

(i) evaluate investments and securities which appear to the Investment Manager as being appropriate for the Company, and on the price movements in respect of such investments and securities and on such other factors relating thereto as the Investment Manager considers relevant for its management of the investment, realisation and reinvestment of the assets of the Company;

(ii) analyse continually the progress of all investments and securities which are for the time being and from time to time represented in the portfolio of investments and securities of the Company and provide reports requested by the Board of the Company from time to time;

(iii) analyse the manner in which moneys required for redemptions of shares or other purposes of the Company should be realised;

(iv) analyse all actions which it appears to the Investment Manger it should take in order to carry into effect the investment objectives of the Company in relation to investments and securities for the time being and from time to time forming part of the assets of the Company;

(v) prepare material for inclusion in any reports required by the Board of the Company; and

(vi) advise the Company concerning all actions which it appears to the Investment Manager should be taken to carry out the investment policies of the Company.

5.  Delegation

(a) The Investment Manager shall be entitled to seek advice from and to delegate its functions, powers, discretions, privileges and duties hereunder or any of them to one or more persons, firms or corporation approved by the Company (hereinafter referred to as "Adviser") and any such delegation may be on such terms and conditions as the Investment Manager shall think fit, provided always that the Investment Manager shall remain liable to the Company for the acts and omissions of the Adviser and its Directors, Officers, Employees and agents in such capacity.

(b) The Investment Manager shall be entitled to instruct the Company to pay any Adviser from the consideration payable to the Investment Manager hereunder and any such amounts so paid shall be deducted from the amount of the consideration payable to the Investment Manager hereunder pursuant to Clause 6 below.

(c) The Investment Manager (or any Adviser appointed pursuant to Clause 5 hereof) shall be at liberty in the performance of its duties and in the exercise of the powers, discretions, privileges and duties vested in it hereunder to act by responsible officers or a responsible officer for the time being and to employ and pay an agent to perform or concur in performing any of the services required to be performed hereunder and may act or rely in good faith upon the reasonable opinion or advice or any information obtained from any broker, lawyer, valuer, surveyor, auctioneer or expert reporting to the Company.

6.  Remuneration

(a) For the investment management and advisory services rendered by the Investment Manager pursuant to Clause 3 and 4 hereof, the Company shall pay to the Investment Manager a fee calculated as a percentage of the average net asset value of each relevant class of shares during each month. The relevant classes of shares concerned by the present Agreement and the rates of fees applicable to each class of shares are described in the Appendix attached hereto.

For the purpose of this Clause, the net asset value of each relevant class of shares shall be determined in the manner laid down in Article 23 of the Articles of the Company.

(b) In the event of any dispute arising as to the calculation of the fee payable hereunder the same shall be referred to the Auditors for the time being of the Company whose decision shall be final and binding on the parties hereto.

7.  Costs to be borne by the Investment Manager

Except as provided in Clause 6 and 8 hereof, the Investment Manager shall pay all its own expenses incurred in the provision of its services hereunder including the fees, charges and expenses of any Adviser.

8.  Costs to be borne by the Company

The Company shall pay all its own expenses (whether incurred directly or by the Investment Manager or any Adviser) including without limitation:

(i) fees and expenses of the Directors of the Company including traveling expenses;

(ii)  charges and expenses of the Custodian;

(iii) charges and expenses incurred in determining the value of the net assets of the Company and the keeping of its books and records;

(iv) charges and expenses of Auditors, Legal Advisers and other professional advisers of the Company;

(v) charges and expenses of the agents and representatives of the Company along with any and all appropriate insurance policies;

(vi) all taxes, corporate fees and governmental charges and duties payable by the Company in Luxembourg or elsewhere;

(vii) the cost of preparing, printing and distributing share certificates, interim and annual reports, prospectuses and any marketing material of the Company;

(viii)the fees and expenses involved in registering (and maintaining the registration of) the Company with governmental agencies or stock exchanges to permit the sale of or dealing in its shares including the preparation, printing and filing of the prospectuses or similar material for use in any particular jurisdiction;

(ix)  any advertising and promotional costs;

(x) brokerage commissions, fiscal or governmental charges or duties in respect of or in connections with the acquisition, holding or disposal of any of the assets of the Company or otherwise in connection with its business;

(xi) the expenses of any fiscal and governmental charges and duties relating to the purchase, sale, issue, transfer or redemption of shares in the Company and of making any distributions to the shareholders;

(xii) any interest, fees or charges payable on account of any borrowing by the Company;

(xiii)all expenses of shareholders' and Directors' meetings and of preparing and printing reports to shareholders; and

(xiv) all other expenses not related to the functions undertaken by the Investment Manager hereunder.

9.  Duties of Investment Manager

(a) In carrying out their duties and functions hereunder, the Investment Manager (and any Adviser appointed pursuant to Clause 5 hereof) shall act for the benefit of the Company and shall act with all reasonable care and diligence normally expected of an investment manager.

    The Investment Manager shall not deal with the Company on the sale or purchase of investments to or from the Company or otherwise deal with the Company as principal without the consent of the Directors.

(b) Generally, the Investment Manager will select brokers or dealers to execute securities transactions for the Company that the Investment Manager reasonably believes will provide best price and execution for each transaction. Certain of these brokers may refer advisory clients to the Investment Manager or recommend the purchase of shares of the Company. These referrals or recommendations may provide a direct or indirect benefit to the Investment Manager in addition to the remuneration described in Clause 6 of this Agreement and the Appendix thereto. In addition, the Investment Manager may direct brokerage transactions for the Company's account to brokers who provide research services to the Investment Manager and who may charge higher commissions than other brokers. Commissions paid by the Company to such brokers may be used to pay for research that is not used in managing the assets of the Company.

(c) The Investment Manager is a member of Investment Management Regulatory Organisation Limited ("IMRO") and is regulated by IMRO in carrying on its investment business, including investment management and the giving of investment advice. The Investment Manager undertakes that it shall at all times use its best endeavours to maintain its status as an authorised person for the purposes of the Financial Services Act 1986. The Company hereby confirms that it has the status of Non-private Customer as defined in the Rules of IMRO in relation to the services to be provided under this Agreement. Unless the context otherwise requires, terms defined in the IMRO Rules shall bear the same meanings in this Agreement. Appendix 2 to this Agreement sets out the Form of Statement of Protection which the Investment Manager is obliged to provide to the Company before providing any investment services to the Company pursuant to the terms of Rule 2.3(2) of Chapter II of the Rules of IMRO.

10.  Conflicts of Interest

(a) Any director, officer or employee of the Company or of the Investment Manager or any Adviser may act in the capacity of director, officer, employee or agent of the other and the services being supplied by the Investment manager or any Adviser under this Agreement to the Company may, at the option of the Investment Manager or Adviser, be supplied through directors, officers, employees or agents acting in such capacity.

(b) The directors, officers and employees of the Investment Manager or any Adviser who may or may not also be directors, officers or employees of the Company, may engage simultaneously with their activities as such in other businesses and may render services for other individuals, companies, trusts or persons. No such director, officer or employee shall be deemed to have an individual interest which is in conflict with the interests of the Company or of the Investment Manager by reason of rendering or of having any interest in or position with any person directly or indirectly rendering to the Company, the Investment Manager or any Adviser investment advisory management office or clerical services, banking, custodian, accounting, or transfer services, legal or auditing services or engaging in the sale and distribution of the Company's shares.

(c) As described in Clause 9, the Investment Manager may refer transactions for the Company's account to brokers or dealers that refer advisory clients to the Investment Manager or that recommend the purchase of shares of the Company, provided that in each case the Investment Manager reasonably believes the broker or dealer will provide best price and execution for the transaction. This practice may result in a potential conflict of interest between the Company's interest in obtaining best price and execution and the Investment Manager's interest in obtaining client referrals and selling additional shares of the Company. A similar conflict of interest may arise when the Investment Manager causes transactions for the Company to be executed through brokers that provide research services to the Investment Manager.

11.  Duration

This Agreement shall become effective on the date as of which it is made and shall continue and remain in force and effect unless and until terminated by either party thereto giving not less than three months prior written notice (or such shorter notice as the parties hereto may agree to accept) to the other, provided that this Agreement may be terminated by the Company forthwith by notice in writing if:

(i) the Investment Manager commits a material breach of its obligations under this Agreement and fails to make good such breach within thirty days of receipt of notice from the Company requiring it to do so, or


(ii) the Investment Manager goes into liquidation or becomes subject to moratorium proceedings (except a voluntary liquidation for the purpose of reconstruction or amalgamation upon terms previously approved by the Company) or if a receiver is appointed over any of its assets.

12.  Assignment

This Agreement shall not be assigned by either party, save with the prior written consent of the other party, provided, however, that a transaction which does not result in a change of actual control or management of the Investment Manager shall not be an assignment for purposes of this Clause 12.

13.  Confidentiality

Neither of the parties hereto shall, either before or after the termination of this Agreement, disclose to any person not authorised by the relevant party to receive the same any information relating to such party or to the affairs of such party of which the party disclosing the same shall have become possessed during the period of this Agreement and each party shall use its best endeavors to prevent any such disclosures aforesaid.


14.  Notices

Any notice required to be given hereunder may be served by being left at or sent by recorded delivery to the registered office for the time being of the party on which it is to be served and any notice given by post shall be deemed to have been served at the expiration of seven days after it is posted and in providing such service it shall be sufficient to prove that the envelope containing the notice was properly addressed and sent by recorded delivery.

15.  Proper Law

This Agreement shall be governed by and construed in accordance with the laws of the Grand Duchy of Luxembourg and the parties submit to the non-exclusive jurisdiction of the Courts of Luxembourg.

16.  Counterparts

This Agreement shall be executed in two counterparts, one such counterpart to be retained by the Company and Investment Manager respectively.



AS WITNESS the hands of the duly authorised representatives of the parties hereto on the day and year first before written.



TEMPLETON GLOBAL STRATEGY SICAV


By: /s/ Charles E. Johnson
    Charles E. Johnson

By: /s/ Gregory E. McGowan
    Gregory E. McGowan


TEMPLETON INVESTMENT MANAGEMENT LIMITED


By: /s/ D. B. Anderson
    D. B. Anderson

By: /s/ Gerard W. Kerr
    Gerard W. Kerr
                                   APPENDIX 1


Relating to the different classes of shares concerned by the foregoing Agreement and the rates of fees payable to the Investment Manager as provided under Clause 6 of the Agreement.

*  Templeton Global Growth Fund                1.20%
*  Templeton Deutsche Mark Global Growth Fund  1.20%
*  Templeton Smaller Companies Fund            1.35%
*  Templeton European Fund                     1.20%

The fees referred to hereabove are payable monthly in arrears to the Investment Manager with respect to each relevant class of shares of the Company.
CONDUCT OF BUSINESS RULES
CHAPTER II: SECTION 2
                                                             Accepting Customers
                                                         for Investment Business
                                                              APPENDIX 2.4(2)(b)
                                                 FORM OF STATEMENT OF PROTECTION

IMRO Rules required that the terms on which we, as a Member of IMRO, provide you with any Investment Services be evidenced in writing: as a Non-private Customer you are entitled, if you so wish, to require such services to be provided on the terms set out below.

You may prefer a different form of agreement; but, unless we agree between us that some provision will be made for the terms listed, you will lose some of the protection which the Rules offer. You should, therefore, consider whether you wish your agreement to contain any of the following provisions.

                                     PART I
                              GENERAL REQUIREMENTS

(1) Membership     a statement that the Member is a member
                   of IMRO and is regulated in the conduct
                   of its Investment Business by IMRO;

(2) Services       a description of the nature of the
                   services that the Member will provide;

(3) Remuneration   in respect of any remuneration payable by
                   the Customer to the Member, provisions on

                   (a) the basis of calculation; and

                   (b) how it is to be paid and collected;
                       and
                   (c) how frequently it is to be paid; and

                   (d) whether or not any fees are to
                   supplement or be abated by any other
                   remuneration receivable by the Member in connection with any transactions effected by the Member with or for the Customer;

(4) Commencement   provision as to when and how the
    of the         agreement is to enter into force;
    Agreement

(5) Termination    provision as to how the agreement may be
    Method         terminated, including a statement:

                   (a) that termination will be without
                   prejudice to the completion of
                   transactions already initiated; and

                   (b) of any agreed time after which, or
                   any agreed event upon which, the
                   agreement will terminate; and

                   (c) that if the Member or the Customer
                   has the right to terminate the agreement, he may do so by notice given to the Customer or, as the case may be, the Member and a statement of the minimum period, if any, of such notice;

(6) Termination    provision as to the way in which
    Consequences   transactions in progress are to be dealt
                   with upon termination;

(7) Complaints     quidance on how to complain to the
    Procedure      Member, including a statement that the
                   Customer also has a right of complaint
                   direct to IMRO.

                                     PART II
                             PARTICULAR REQUIREMENTS

In addition, your Customer Agreement should contain some provision on each of the following matters if they are relevant to the services to be provided by us as a Member of IMRO.

(8)  the holding of the Customer's money outside the United Kingdom;

(9) Contingent Liability Transactions and transactions in units in Unregulated Collective Investment Schemes;

(10) BES Schemes;

(11) Material Interests and conflicts of interest of the Member;

(12) the use of Soft Commission Agreement;

(13) the Member acting as principal;

(14) the Member contracting out of "Bust Execution";

(15) restrictions on the Investments comprising any Discretionary Managed Portfolio;

(16) Periodic Statements of the contents and valuation of any Managed Portfolio;

(17) borrowing to which the Customer may be committed to supplement the funds in a Discretionary Managed Portfolio;

(18) underwriting commitments to which the Member may commit its Customer.

    Note: Certain of the terms used in this Statement (which have initial capital letters) are defined in the IMRO Rules. We will give you an explanation of these terms should you so require.


                                  EXHIBIT 10.4

                           SUB-DISTRIBUTION AGREEMENT

     THIS AGREEMENT, made as of the 8th day of May, 1995 by

and between TEMPLETON, GALBRAITH & HANSBERGER LTD., a company incorporated under the laws of the Commonwealth of the

Bahamas, with its principal office in Nassau, Bahamas, which serves as Principal Distributor (the "Principal

Distributor") of the Templeton Global Strategy SICAV, a

Societe d'Investissement a capital variable, incorporated

under the laws of the Grand-Duchy of Luxembourg, with its

registered office at Centre Neuberg, 30 Grand-rue, Luxembourg

(hereinafter the "SICAV") and BAC CORP. SECURITIES who shall serve as a sub-distributor for sales of shares of the SICAV

(the "Sub-Distributor").  The SICAV is offering its shares

("Shares") to the public through the Principal Distributor

in accordance with the terms and conditions contained in the

Prospectus of the SICAV.  The term "Prospectus" used herein

refers to the Prospectus on file with the Institut Monetaire

Luxembourgois as such may be supplemented or amended for use in any given jurisdiction.  In connection with the foregoing,

the Sub-Distributor may serve as a participating sub-

distributor for the Principal Distributor (and, therefore,

accept orders for the purchase or redemption of Shares,

respond to shareholder inquiries and perform other related

functions) on the following terms and conditions:



     1.     Appointment.  Principal Distributor hereby

appoints Sub-Distributor as a nonexclusive distributor for the sale of the Shares in compliance with all applicable laws and prior qualification of SICAV Shares for sale in each

particular jurisdiction where necessary, subject in all cases to the delivery of the Prospectus.



     2.     Mandate.  Sub-Distributor agrees to use its best

efforts to bring about and maintain a broad distribution of

the Shares among bona fide investors (except United States

citizens and residents).



     3.     Sales of Shares.  All of the shares sold under

this Agreement shall be sold only at the offering price in

effect at the time of such sale as described in the current

Prospectus.



     4.     Limitation of Authority.  No person is authorized

to make any representations concerning the SICAV or the Shares except those contained in the Prospectus and in such printed information as the Principal Distributor may subsequently

prepare or approve in writing.  No person is authorized to

distribute any sales material relating to the SICAV without

the prior written approval of such sales material by the

Principal Distributor.



          The Principal Distributor shall provide Sub-

Distributor with copies of the Prospectus, Reports to

Shareholders and available printed information in reasonable quantities upon request.  No person is authorized to

distribute any sales material to investors relating to the

SICAV without the prior written approval of such sales

material by the Principal Distributor.


     5.     Compensation.  As compensation for such services

hereunder, the Principal Distributor will, during the period of effectiveness of this Agreement, (i) pay Sub-Distributor

applicable initial sales charges as set forth in Addendum 1 to this Agreement which is incorporated by reference herein and

(ii) pay Sub-Distributor a shareholder processing and

servicing fee computed at an annual rate of the average daily net assets of each SICAV sub-fund maintained by Sub-

Distributor's customers in shareholder accounts with the

custodian/transfer agent of the SICAV during the period of

effectiveness of this Agreement and as set forth in Addendum



1.  Payments due hereunder shall be made no less frequently

than semiannually.  Sales commissions are subject to change

without notice by Principal Distributor.  Orders accepted by

Sub-Distributor shall be accepted by Principal Distributor at the address of the SICAV.  All orders are subject to

acceptance by Principal Distributor, and Principal Distributor

reserves the right in its sole discretion to reject any order.

 Orders shall be placed with the SICAV in immediately

available U.S. Dollar, Deutsche Mark or Swiss Franc funds

according to the terms of the Prospectus and accompanied by

such customer information as Principal Distributor may from

time to time require.


     6.     Prospectus and Reports.  Sub-Distributor agrees to

comply with all applicable laws governing the distribution of

Prospectuses to persons to whom Sub-Distributor offers Shares.

 Sub-Distributor further agrees to deliver, upon Principal

Distributor's request, copies of any amended Prospectus to

purchasers whose Shares Sub-Distributor is holding as record owner and to deliver to such persons copies of the SICAV's

annual and interim reports and other materials as required

from time to time by the SICAV.  Principal Distributor agrees to furnish to Sub-Distributor as many copies of each

Prospectus, annual and interim reports and other materials as

Sub-Distributor may reasonably request.


     7.     Qualification to Act.  Sub-Distributor agrees that

it will not offer Shares to persons in any jurisdiction in

which Sub-Distributor or the SICAV may not lawfully make such offer due to the fact that Sub-Distributor or the SICAV may

not have registered under, or is not exempt from, the

applicable registration or licensing requirements of such

jurisdiction.  Sub-Distributor also agrees that it will place orders immediately upon receipt and will not withhold any

order so as to profit therefrom.  In determining the amounts payable to Sub-Distributor hereunder, Principal Distributor

reserves the right to exclude any sales which Principal

Distributor may reasonably determine were not made in

accordance with the terms of the Prospectus or provisions of this Agreement.



     8.     Limitation On Sales.  The Shares are not

registered under the Securities Act of 1933, and the SICAV is not registered under the Investment Company Act of 1940.

Neither Sub-Distributor nor any person acting on its behalf,

including any affiliate or sales or marketing agent, will

offer to sell, offer for sale or sell, directly or indirectly,

or solicit any offer to buy any Shares in the United States of

America (including its territories and possessions), or

Canada, or to or for the benefit of U.S. persons, as described in Addendum 3, without the prior written consent of the SICAV and the Principal Distributor.  Sub-Distributor shall obtain written assurances from each subscriber for Shares that such subscriber is not a United States person as defined in the

Prospectus and herein, and Sub-Distributor shall obtain from each subscriber who is offered shares by Sub-Distributor a

certificate as to the matters set forth in Addendum 3 hereto.



     The Sub-Distributor shall offer or make available Shares

only:

               (i)     to Sub-Distributor's customers or

clients in circumstances where the Sub-Distributor has

satisfied itself that the due diligence required pursuant to

IML Circular 94/112 (the "Circular") as may be amended from

time to time has been carried out;

               (ii)     when Sub-Distributor has no reason to

know or suspect that the source of the funds would not comply with the requirements of the Circular and the European

Communities Council Directive 91/308/EEC (the "Directive");

               (iii)     when Sub-Distributor is aware of the

identity of such customers or clients; and

               (iv)     when Sub-Distributor has made

available to its clients and received from those clients a

fully completed Addendum 3 to this Agreement which Addendum

must accompany each and every Application Form that is

transmitted to the SICAV.



     9.     Record Keeping.  Sub-Distributor shall (i)

maintain all records required by law to be kept by Sub-

Distributor relating to transactions in Shares and, upon

request by Principal Distributor or the SICAV, promptly make these records available to Principal Distributor or the SICAV as Principal Distributor or the SICAV may reasonably request in connection with their operations and (ii) promptly notify

Principal Distributor if Sub-Distributor experiences any

difficulty in maintaining the records described in the

foregoing clauses in an accurate and complete manner.



     10.     Applicable Laws.  Sub-Distributor agrees to

comply with all applicable laws and rules of each jurisdiction in which it sells Shares and with the terms and conditions of the Prospectus, as well as the rules and regulations of the

government and all authorized agencies having jurisdiction

over the sales of the Shares made by Sub-Distributor.  Sub-

Distributor agrees to indemnify, hold harmless and defend the

SICAV and the Principal Distributor from and against any

suits, actions or legal proceedings of any kind brought

against the SICAV or the Principal Distributor by or on

account of any person howsoever arising, directly or

indirectly, caused by, or incident to, or growing out of this

Agreement, for its acts or omissions caused by its willful

misfeasance, bad faith, or gross negligence in the performance of its duties or by reckless disregard of its obligations

under this Agreement or any failure on Sub-Distributor's part to comply with any applicable laws, and hold the SICAV and the

Principal Distributor, including any and all affiliates,

harmless from loss or damage resulting from any failure on

Sub-Distributor's part to comply with any applicable laws.

Sub-Distributor further agrees that the indemnity contained in this Agreement shall survive any termination or cancellation of this Agreement.



          If it is necessary to register or qualify the

Shares in the jurisdiction in which Sub-Distributor intends to offer the Shares, prior to any such registration or

qualification Sub-Distributor will notify Principal

Distributor of Sub-Distributor's intent and of any limitations that might be imposed on the SICAV or the Principal

Distributor; and Sub-Distributor agrees not to proceed with

any sales efforts or qualification without the written consent of the SICAV and of the Principal Distributor.



     11.      Termination of Agreement.  Either party shall

have the right to terminate this Agreement without the payment of any penalty upon sixty (60) days' notice in writing to the other.



     12.     Conflict Resolution and Jurisdiction.  In the

event of a dispute concerning any provision of this Agreement,

Principal Distributor may require the dispute to be submitted to binding arbitration under the commercial arbitration rules of the American Arbitration Association.  Judgment upon any

arbitration award may be entered by any court of competent

jurisdiction.  This Agreement shall be construed in accordance with the laws of New York and shall be binding upon the

parties hereto when signed by Principal Distributor and

accepted by Sub-Distributor with Sub-Distributor's signature in the space provided below.



     13.     Integration.  This Agreement embodies the entire

understanding between the parties relating to the subject

matter hereof and thereof, whether written or oral, and

supersedes all prior agreements and understandings, both

written and oral, among the parties with respect to the

subject matter hereof.



     14.     Addresses of the Parties.  All notices, requests,

demands and other communications hereunder shall be in writing and shall be deemed to have been duly given if delivered by

hand (and duly receipted) or mailed, certified or registered mail, return receipt requested, as follows:

If as to the Principal Distributor:

          TEMPLETON, GALBRAITH & HANSBERGER LTD.
          Post Office Box N-7759
          Nassau, Bahamas
          Attention:  Ms. Patti Albury

          If as to Sub-Distributor:

          BAC CORP. SECURITIES
          848 Brickell Avenue, Penthouse
          Miami, FL  33131
          Attention:  Mr. George Aroche


or to such other person or address as any party may furnish or designate to the other in writing in accordance hereto.

Notice given by mail shall be deemed to have been given upon the date shown on the certified or registered postal receipt showing delivery to the recipient.



     IN WITNESS WHEREOF, the parties hereto have caused this

Sub-Distribution Agreement to be duly executed by their duly authorized officers and their respective corporate seals to be hereunto duly affixed and attested.



                    TEMPLETON, GALBRAITH & HANSBERGER LTD.


                    BY:/s/ Mark G. Holowesko
                       Mark G. Holowesko



Attest: /s/ Alexandra Ricketts                   (CORPORATE SEAL)
       Alexandra Ricketts




                    BAC CORP. SECURITIES


                    BY: /s/__________________________________
                       (Authorised Signer)



Attest: /s/_____________________________        (CORPORATE SEAL)
       (Attestor)



ADDENDUM 1
TO SUB-DISTRIBUTION AGREEMENT DATED 8 MAY, 1995
WITH BAC CORP. SECURITIES

The initial sales charge shall be the difference between the offering price and the net asset value which the Principal Distributor is entitled to retain provided that such amounts will not exceed those that are set forth in the then current prospectus or prospectuses approved by the SICAV. The Principal Distributor will re-allow to BAC CORP. SECURITIES ninety percent (90%) of the initial sales charge applicable to sales by BAC CORP. SECURITIES of the SICAV.

          TEMPLETON GLOBAL STRATEGY SICAV - Pricing & Commissions Grid*

                                                Shareholder
                FUND                  Initial   Processing/
                                       Sales     Servicing
                                       Charge       Fee
Templeton Global Growth Fund*          5.75%       0.25%
Templeton Deutsche Mark Global Growth
Fund*                                  5.75%       0.25%
Templeton Smaller Companies Fund*      5.75%       0.25%
Templeton Global Infrastructure and
Communications Fund*                   5.75%       0.25%
Templeton Pan-American Fund*           5.75%       0.25%
Templeton European Fund*               5.75%       0.25%
Templeton Asian Growth Fund*           5.75%       0.25%
Templeton Asian Smaller Companies
Fund*                                  5.75%       0.25%
Templeton China Fund*                  5.75%       0.25%
Templeton Korean Fund*                 5.75%       0.25%
Templeton Emerging Markets Fund*       5.75%       0.25%
Templeton Global Utilities Fund*       5.75%       0.25%
Templeton Global Convertible Fund*     5.75%       0.25%
Templeton Global Balanced Fund*        5.75%       0.25%
Templeton Global Income Fund**         4.50%       0.15%
Templeton Deutsche Mark Global Bond
Fund**                                 4.50%       0.15%
Templeton U.S. Government Fund**       4.50%       0.15%
Templeton Emerging Markets Fixed
Income Fund**                          4.50%       0.15%
Templeton Haven Fund***                1.00%       0.10%
Templeton U.S. Dollar Liquid Reserve
Fund***                                 0.0%       0.10%
Templeton Deutsche Mark Liquid
Reserve Fund***                         0.0%       0.10%


ADDENDUM 1 TO SUB-DISTRIBUTION AGREEMENT
DATED 8 MAY, 1995
WITH BAC CORP. SECURITIES
Page Two
______________





*  Subject to breakpoints at the following levels:

     US $50,000 to US $100,000                     4.50%
     US $100,000 to US $250,000                    3.50%
     US $250,000 to US $500,000                    2.50%
     US $500,000 to US $1,000,000                  2.00%
     greater than US $1,000,000                    none


**  Subject to breakpoints at the following levels:

     US $100,000 to US $250,000                    3.50%
     US $250,000 to US $500,000                    2.50%
     US $500,000 to US $1,000,000                  2.00%
     greater than US $1,000,000                    none


*** Not subject to breakpoints.

                                   ADDENDUM 2
                 TO SUB-DISTRIBUTION AGREEMENT DATED 8 MAY, 1995
                            WITH BAC CORP. SECURITIES

There is no initial sales charge with respect to Class "B" Shares; however, BAC CORP. SECURITIES will receive 100% of the commission paid on Class "B" Shares. In addition, BAC CORP. SECURITIES will receive the shareholder processing/servicing fee as more fully described below.* Sales of shares in individual funds totaling one (1) million U.S. Dollars or more will not be eligible as a Class "B" Shares transaction but instead will be processed as a Class "A" Shares transaction.


          TEMPLETON GLOBAL STRATEGY SICAV - Pricing & Commissions Grid

                                 CLASS B SHARES

                                                Shareholder
               FUND                      Up     Processing/
                                        Front    Servicing
                                     Commission     Fee
Templeton Global Growth Fund             3%        0.25%
Templeton Smaller Companies Fund         3%        0.25%
Templeton Pan-American Fund              3%        0.25%
Templeton Emerging Markets Fund          3%        0.25%
Templeton Global Income Fund             3%        0.25%
Templeton Emerging Markets Fixed
Income Fund                              3%        0.25%


*The Shareholder Servicing Fee will be paid after 13 months.
                                   ADDENDUM 3
                 TO SUB-DISTRIBUTION AGREEMENT DATED 8 MAY, 1995
                            WITH BAC CORP. SECURITIES




     1.     I/We have received and read the Prospectus dated
____________________ of Templeton Global Strategy SICAV (the "Company").

     2. I/We declare that I am/we are not a "United States person" as defined in the Prospectus and that I am/we are not applying for shares of the Company (the "Shares") as the nominee(s) for or on behalf of any such person(s). I/We will notify the Company immediately if I/we become a United States person or become aware that any person for whom I/we hold Shares has become a United States person.

     3. I/We represent that I/we have not been solicited to purchase Shares while present in the United States, its territories or possessions nor have the funds to be utilized for such purchase been obtained from any United States person.

     4. I/We represent that the Shares are being acquired for investment purposes and that neither the Shares nor any interest therein will be transferred to a United States person or be transferred within the United States, its territories and possessions.


The term "United States Person" means generally: (a) any individual who is a citizen or resident of the United States for federal income tax purposes; (b) a corporation, partnership or other entity created or organized under the laws of or existing in the United States; (c) an estate or trust, the income of which is subject to United States federal income tax regardless of whether such income is effectively connected with a United States trade or business; or (d) any corporation, partnership, trust, estate or other entity in which one or more individuals or entities described in (a), (b) or (c) acting singly or as a group has or have a controlling beneficial interest whether directly or indirectly and, in the case of a corporation or partnership, which is formed principally for the purpose of investing in securities not registered under the United States federal securities laws.

                                  EXHIBIT 10.5

                                DEALER AGREEMENT

                             Effective: May 1, 1995

Dear Securities Dealer:

Franklin/Templeton Distributors, Inc. ("we" or "us") invites you to participate in the distribution of shares of the Franklin and Templeton mutual funds (the "Funds") for which we now or in the future serve as principal underwriter, subject to the terms of this Agreement. We will notify you from time to time of the Funds which are eligible for distribution and the terms of compensation under this Agreement. This Agreement supersedes any prior dealer agreements between us, as stated in paragraph 18, below.

1. Licensing.
(a) You represent that you are a member in good standing of the National Association of Securities Dealers, Inc. ("NASD") and are presently licensed to the extent necessary by the appropriate regulatory agency of each state in which you will offer and sell shares of the Funds. You agree that termination or suspension of such membership with the NASD, or of your license to do business by any state or federal regulatory agency, at any time shall terminate or suspend this Agreement forthwith and shall require you to notify us in writing of such action. If you are not a member of the NASD but are a dealer subject to the laws of a foreign country, you agree to conform to the rules of fair practice of such association. This Agreement is in all respects subject to Rule 26 of the Rules of Fair Practice of the NASD which shall control any provision to the contrary in this Agreement.

(b) You agree to notify us immediately in writing if at any time you are not a member in good standing of the Securities Investor Protection Corporation ("SIPC").

2. Sales of Fund Shares. You may offer and sell shares of each Fund and class only at the public offering price which shall be applicable to, and in effect at the time of, each transaction. The procedures relating to all orders and the handling of them shall be subject to the terms of the then current prospectus and statement of additional information (hereafter, the "prospectus") and new account application, including amendments, for each such Fund, and our written instructions from time to time. This Agreement is not exclusive, and either party may enter into similar agreements with third parties.

3. Duties of Dealer: In General. You agree:
(a) To act as principal, or as agent on behalf of your customers, in all transactions in shares of the Funds except as provided in paragraph 4 hereof. You shall not have any authority to act as agent for the issuer (the Funds), for the Principal Underwriter, or for any other dealer in any respect, nor will you represent to any third party that you have such authority or are acting in such capacity.

(b)  To purchase shares only from us or from your customers.

(c) To enter orders for the purchase of shares of the Funds only from us and only for the purpose of covering purchase orders you have already received from your customers or for your own bona fide investment.

(d) To maintain records of all sales and redemptions of shares made through you and to furnish us with copies of such records on request.

(e) To distribute prospectuses and reports to your customers in compliance with applicable legal requirements, except to the extent that we expressly undertake to do so on your behalf.

(f) That you will not withhold placing customersO orders for shares so as to profit yourself as a result of such withholding or place orders for shares in amounts just below the point at which sales charges are reduced so as to benefit from a higher sales charge applicable to an amount below the breakpoint.

(g) That if any shares confirmed to you hereunder are repurchased or redeemed by any of the Funds within seven business days after such confirmation of your original order, you shall forthwith refund to us the full concession allowed to you on such orders. We shall forthwith pay to the appropriate Fund our share, if any, of the "charge" on the original sale and shall also pay to such Fund the refund from you as herein provided. We shall notify you of such repurchase or redemption within a reasonable time after settlement. Termination or cancellation of this Agreement shall not relieve you or us from the requirements of this subparagraph.

(h) That if payment for the shares purchased is not received within the time customary or the time required by law for such payment, the sale may be canceled forthwith without any responsibility or liability on our part or on the part of the Funds, or at our option, we may sell the shares which you ordered back to the Funds, in which latter case we may hold you responsible for any loss to the Funds or loss of profit suffered by us resulting from your failure to make payment as aforesaid. We shall have no liability for any check or other item returned unpaid to you after you have paid us on behalf of a purchaser. We may refuse to liquidate the investment unless we receive the purchaserOs signed authorization for the liquidation.

(i) That you shall assume responsibility for any loss to the Funds caused by a correction made subsequent to trade date, provided such correction was not based on any error, omission or negligence on our part, and that you will immediately pay such loss to the Funds upon notification.

(j) That if on a redemption which you have ordered, instructions in proper form, including outstanding certificates, are not received within the time customary or the time required by law, the redemption may be canceled forthwith without any responsibility or liability on our part or on the part of any Fund, or at our option, we may buy the shares redeemed on behalf of the Fund, in which latter case we may hold you responsible for any loss to the Fund or loss of profit suffered by us resulting from your failure to settle the redemption.

4. Duties of Dealer: Retirement Accounts. In connection with orders for the purchase of shares on behalf of an Individual Retirement Account, Self-Employed Retirement Plan or other retirement accounts, by mail, telephone, or wire, you shall act as agent for the custodian or trustee of such plans (solely with respect to the time of receipt of the application and payments), and you shall not place such an order until you have received from your customer payment for such purchase and, if such purchase represents the first contribution to such a plan, the completed documents necessary to establish the plan. You agree to indemnify us and Franklin Templeton Trust Company and/or Templeton Funds Trust Company as applicable for any claim, loss, or liability resulting from incorrect investment instructions received from you which cause a tax liability or other tax penalty.

5. Conditional Orders; Certificates. We will not accept from you any conditional orders for shares of any of the Funds. Delivery of certificates for shares purchased shall be made by the Funds only against constructive receipt of the purchase price, subject to deduction for your concession and our portion of the sales charge, if any, on such sale. No certificates will be issued unless specifically requested.

6. Dealer Compensation.
(a) On each purchase of shares by you from us, the total sales charges and your dealer concessions shall be as stated in each FundOs then current prospectus, subject to NASD rules and applicable state and federal laws. Such sales charges and dealer concessions are subject to reductions under a variety of circumstances as described in the FundsO prospectuses. For an investor to obtain these reductions, we must be notified at the time of the sale that the sale qualifies for the reduced charge. If you fail to notify us of the applicability of a reduction in the sales charge at the time the trade is placed, neither we nor any of the Funds will be liable for amounts necessary to reimburse any investor for the reduction which should have been effected.

(b) In accordance with the FundsO prospectuses, we or our affiliates may, but are not obligated to, make payments to dealers from our own resources as compensation for certain sales which are made at net asset value and are not subject to any contingent deferred sales charges ("Qualifying Sales"). If you notify us of a Qualifying Sale, we may make a contingent advance payment up to the maximum amount available for payment on the sale. If any of the shares purchased in a Qualifying Sale are redeemed within twelve months of the end of the month of purchase, we shall be entitled to recover any advance payment attributable to the redeemed shares by reducing any account payable or other monetary obligation we may owe to you or by making demand upon you for repayment in cash. We reserve the right to withhold advances to any dealer, if for any reason we believe that we may not be able to recover unearned advances from such dealer. In addition, dealers will generally be required to enter into a supplemental agreement with us with respect to such compensation and the repayment obligation prior to receiving any payments.

7. Redemptions. Redemptions or repurchases of shares will be made at the net asset value of such shares, less any applicable deferred sales or redemption charges, in accordance with the applicable prospectuses. Except as permitted by applicable law, you agree not to purchase any shares from your customers at a price lower than the redemption or repurchase prices then computed by the Funds. You shall, however, be permitted to sell shares for the account of the record owner to the Funds at the repurchase price then currently in effect for such shares and may charge the owner a fair commission for handling the transaction.

8. Exchanges. Telephone exchange orders will be effective only for shares in plan balance (uncertificated shares) or for which share certificates have been previously deposited and may be subject to any fees or other restrictions set forth in the applicable prospectuses. You may charge the shareholder a fair commission for handling an exchange transaction. Exchanges from a Fund sold with no sales charge to a Fund which carries a sales charge, and exchanges from a Fund sold with a sales charge to a Fund which carries a higher sales charge may be subject to a sales charge in accordance with the terms of each FundOs prospectus. You will be obligated to comply with any additional exchange policies described in each FundOs prospectus, including without limitation any policy restricting or prohibiting "Timing Accounts" as therein defined.

9. Transaction Processing. All orders are subject to acceptance by us and by the Fund or its transfer agent, and become effective only upon confirmation by us. If required by law, each transaction shall be confirmed in writing on a fully disclosed basis and if confirmed by us, a copy of each confirmation shall be sent simultaneously to you if you so request. All sales are made subject to receipt of shares by us from the Funds. We reserve the right in our discretion, without notice, to suspend the sale of shares or withdraw the offering of shares entirely. Telephone orders will be effected at the price(s) next computed on the day they are received from you if, as set forth in each FundOs current prospectus, they are received prior to the time the price of its shares is calculated. Orders received after that time will be effected at the price(s) computed on the next business day. All orders must be accompanied by payment in U.S. dollars. Orders payable by check must be drawn payable in U.S. dollars on a U.S. bank, for the full amount of the investment.

10. Multiple Classes. We may from time to time provide to you written compliance guidelines or standards relating to the sale or distribution of Funds offering multiple classes of shares with different sales charges and distribution-related operating expenses. In addition, you will be bound by any applicable rules or regulations of government agencies or self-regulatory organizations generally affecting the sale or distribution of mutual funds offering multiple classes of shares.

11. Rule 12b-1 Plans. You are also invited to participate in all Plans adopted by the Funds (the "Plan Funds") pursuant to Rule 12b-1 under the 1940 Act.

To the extent you provide administrative and other services, including, but not limited to, furnishing personal and other services and assistance to your customers who own shares of a Plan Fund, answering routine inquiries regarding a Fund, assisting in changing account designations and addresses, maintaining such accounts or such other services as a Fund may require, to the extent permitted by applicable statutes, rules, or regulations, we shall pay you a Rule 12b-1 servicing fee. To the extent that you participate in the distribution of Fund shares which are eligible for a Rule 12b-1 distribution fee, we shall also pay you a Rule 12b-1 distribution fee. All Rule 12b-1 servicing and distribution fees shall be based on the value of shares attributable to customers of your firm and eligible for such payment, and shall be calculated on the basis and at the rates set forth in the compensation schedule then in effect. Without prior approval by a majority of the outstanding shares of a Fund, the aggregate annual fees paid to you pursuant to each Plan shall not exceed the amounts stated as the "annual maximums" in each FundOs prospectus, which amount shall be a specified percent of the value of the FundOs net assets held in your customersO accounts which are eligible for payment pursuant to this Agreement (determined in the same manner as each Fund uses to compute its net assets as set forth in its effective Prospectus).

You shall furnish us and each Fund with such information as shall reasonably be requested by the Boards of Directors, Trustees or Managing General Partners (hereinafter referred to as "Directors") of such Funds with respect to the fees paid to you pursuant to the Schedule. We shall furnish to the Boards of Directors of the Plan Funds, for their review on a quarterly basis, a written report of the amounts expended under the Plans and the purposes for which such expenditures were made.

The Plans and provisions of any agreement relating to such Plans must be approved annually by a vote of the Plan FundsO Directors, including such persons who are not interested persons of the Plan Funds and who have no financial interest in the Plans or any related agreement ("Rule 12b-1 Directors"). The Plans or the provisions of this Agreement relating to such Plans may be terminated at any time by the vote of a majority of the Plan FundsO Boards of Directors, including Rule 12b-1 Directors, or by a vote of a majority of the outstanding shares of the Plan Funds, on sixty (60) daysO written notice, without payment of any penalty. The Plans or the provisions of this Agreement may also be terminated by any act that terminates the Underwriting Agreement between us and the Plan Funds, and/or the management or administration agreement between Franklin Advisers, Inc. or Templeton Investment Counsel, Inc. or their affiliates and the Plan Funds. In the event of the termination of the Plans for any reason, the provisions of this Agreement relating to the Plans will also terminate.

Continuation of the Plans and provisions of this Agreement relating to such Plans are conditioned on Rule 12b-1 Directors being ultimately responsible for selecting and nominating any new Rule 12b-1 Directors. Under Rule 12b-1, Directors of any of the Plan Funds have a duty to request and evaluate, and persons who are party to any agreement related to a Plan have a duty to furnish, such information as may reasonably be necessary to an informed determination of whether the Plan or any agreement should be implemented or continued. Under Rule 12b-1, Plan Funds are permitted to implement or continue Plans or the provisions of this Agreement relating to such Plans from year-to-year only if, based on certain legal considerations, the Boards of Directors are able to conclude that the Plans will benefit the Plan Funds. Absent such yearly determination the Plans and the provisions of this Agreement relating to the Plans must be terminated as set forth above. In addition, any obligation assumed by a Fund pursuant to this Agreement shall be limited in all cases to the assets of such Fund and no person shall seek satisfaction thereof from shareholders of a Fund. You agree to waive payment of any amounts payable to you by us under a FundOs Plan of Distribution pursuant to Rule 12b-1 until such time as we are in receipt of such fee from the Fund.

The provisions of the Rule 12b-1 Plans between the Plan Funds and us, insofar as they relate to Plans, shall control over the provisions of this Agreement in the event of any inconsistency.

12. Registration of Shares. Upon request, we shall notify you of the states or other jurisdictions in which each FundOs shares are currently registered or qualified for sale to the public. We shall have no obligation to register or qualify, or to maintain registration or qualification of, Fund shares in any state or other jurisdiction. We shall have no responsibility, under the laws regulating the sale of securities in any U.S. or foreign jurisdiction, for the qualification or status of persons selling Fund shares or for the manner of sale of Fund shares. Except as stated in this paragraph, we shall not, in any event, be liable or responsible for the issue, form, validity, enforceability and value of such shares or for any matter in connection therewith, and no obligation not expressly assumed by us in this Agreement shall be implied. Nothing in this Agreement, however, shall be deemed to be a condition, stipulation or provision binding any person acquiring any security to waive compliance with any provision of the Securities Act of 1933, or of the rules and regulations of the Securities and Exchange Commission, or to relieve the parties hereto from any liability arising under the Securities Act of 1933.

13. Additional Registrations. If it is necessary to register or qualify the shares in any foreign jurisdictions in which you intend to offer the shares of any Funds, it will be your responsibility to arrange for and to pay the costs of such registration or qualification; prior to any such registration or qualification, you will notify us of your intent and of any limitations that might be imposed on the Funds, and you agree not to proceed with such registration or qualification without the written consent of the Funds and of ourselves.

14. Fund Information. No person is authorized to give any information or make any representations concerning shares of any Fund except those contained in the FundOs current prospectus or in materials issued by us as information supplemental to such prospectus. We will supply prospectuses, reasonable quantities of supplemental sale literature, sales bulletins, and additional information as issued. You agree not to use other advertising or sales material relating to the Funds except that which (a) conforms to the requirements of any applicable laws or regulations of any government or authorized agency in the U.S. or any other country, having jurisdiction over the offering or sale of shares of the Funds, and (b) is approved in writing by us in advance of such use. Such approval may be withdrawn by us in whole or in part upon notice to you, and you shall, upon receipt of such notice, immediately discontinue the use of such sales literature, sales material and advertising. You are not authorized to modify or translate any such materials without our prior written consent.

15. Indemnification. You further agree to indemnify, defend and hold harmless the Principal Underwriter, the Funds, their officers, directors and employees from any and all losses, claims, liabilities and expenses arising out of (1) any alleged violation of any statute or regulation (including without limitation the securities laws and regulations of the United States or any state or foreign country) or any alleged tort or breach of contract, in or related to the offer and sale by you of shares of the Funds pursuant to this Agreement (except to the extent that our negligence or failure to follow correct instructions received from you is the cause of such loss, claim, liability or expense), (2) any redemption or exchange pursuant to telephone instructions received from you or your agent or employees, or (3) the breach by you of any of the terms and conditions of this Agreement.

16. Termination; Succession; Amendment. Each party to this Agreement may cancel its participation in this Agreement by giving written notice to the other parties. Such notice shall be deemed to have been given and to be effective on the date on which it was either delivered personally to the other parties or any officer or member thereof, or was mailed postpaid or delivered to a telegraph office for transmission to the other partiesO Chief Legal Officers at the addresses shown herein or in the most recent NASD Manual. This Agreement shall terminate immediately upon the appointment of a Trustee under the Securities Investor Protection Act or any other act of insolvency by you. The termination of this Agreement by any of the foregoing means shall have no effect upon transactions entered into prior to the effective date of termination. A trade placed by you subsequent to your voluntary termination of this Agreement will not serve to reinstate the Agreement. Reinstatement, except in the case of a temporary suspension of a dealer, will only be effective upon written notification by us. Unless terminated, this Agreement shall be binding upon each partyOs successors or assigns. This Agreement may be amended by us at any time by written notice to you and your placing of an order or acceptance of payments of any kind after the effective date and receipt of notice of any such Amendment shall constitute your acceptance of such Amendment.

17. Setoff; Dispute Resolution. Should any of your concession accounts with us have a debit balance, we may offset and recover the amount owed from any other account you have with us, without notice or demand to you. In the event of a dispute concerning any provision of this Agreement, either party may require the dispute to be submitted to binding arbitration under the commercial arbitration rules of the NASD or the American Arbitration Association. Judgment upon any arbitration award may be entered by any state or federal court having jurisdiction. This Agreement shall be construed in accordance with the laws of the State of California, not including any provision which would require the general application of the law of another jurisdiction.

18. Acceptance; Cumulative Effect. This Agreement is cumulative and supersedes any agreement previously in effect. It shall be binding upon the parties hereto when signed by us and accepted by you. If you have a current dealer agreement with us, your first trade or acceptance of payments from us after receipt of this Agreement, as it may be amended pursuant to paragraph 16, above, shall constitute your acceptance of its terms. Otherwise, your signature below shall constitute your acceptance of its terms.




FRANKLIN/TEMPLETON DISTRIBUTORS, INC.


By:
Greg Johnson, President
777 Mariners Island Blvd.
San Mateo, CA 94404


Attention: Chief Legal Officer (for legal notices only)
415/312-2000
700 Central Avenue
St. Petersburg, Florida 33701-3628
813/823-8712
>>


Dealer: If you have not previously signed a Dealer Agreement with us, please complete and sign this section and return the original to us.>>
<<

DEALER NAME
By:
(Signature)
Name:
Title:
Address:



Telephone:
NASD CRD #>>
<<
Franklin Templeton Dealer #
(Internal Use Only)>>
<<
95.89/104 (05/95)>>

                                  EXHIBIT 10.6

                         INVESTMENT MANAGEMENT AGREEMENT

     AGREEMENT made this ____ day of ___________, 1995, by and

between TEMPLETON INVESTMENT COUNSEL, INC. (the "Manager"), a

Florida corporation, and _______________________________________

("Client").



     1.   Appointment.  Client hereby appoints the Manager as an

investment manager to manage such of Client's assets as Client shall from time to time assign to it, the proceeds from the sale of such assets, and the income attributable to such assets (the

"Account").  The Account as of the date hereof shall consist of the assets listed on Exhibit A hereto.  Client shall promptly notify the Manager in writing of any increase or reduction in the amount of the Account's assets subject to the Manager's investment

direction.  [Each of Client's duties and authorities under this

Agreement may be performed or exercised in lieu thereof by the

____________________________ Committee appointed by Client.]



     2.   Authority of Manager.  The Manager is authorized to

supervise and direct the investment and reinvestment of the assets in the Account, subject to such limitations as are contained in the

Guidelines described in Section 3 of this Agreement, as they may be from time to time amended, and subject to Client's right to direct the investment of the Account by means of Instructions as described in Section 3 of this Agreement.  The Manager, as Client's agent and attorney-in-fact with respect to the Account, when it deems

appropriate and without prior consultation with Client, may (a)

buy, sell, exchange, convert and otherwise trade in any stocks,

bonds and other securities including money market instruments,

whether the issuer is organized in the United States or (subject to the restrictions of Section 11 of this Agreement) outside the

United States, (b) place orders for the execution of such

securities transactions with or through such brokers, dealers or issuers as the Manager may select and (c) purchase, sell, exchange or convert foreign currency in the spot or forward markets as necessary to facilitate transactions in international securities for the Account.  The Manager is not authorized (a) to accept delivery of cash or securities for the Account or (b) to establish or maintain custodial arrangements for the Account.  Client shall choose a custodian (the "Custodian") to hold physical custody of the Account.  Client shall direct the Custodian to segregate the assets in the Account and to invest and reinvest them in accordance with the directions transmitted by the Manager and received by the

Custodian.  Such directions shall be given in writing, or given orally and confirmed in writing as soon thereafter as possible.



     3.   Guidelines and Instructions.  Attached hereto as Exhibit

B is a statement of the investment objectives of Client together with a statement of any and all specific investment restrictions applicable to the investment of the Account (the "Guidelines").



     Client shall have the right at all times to modify the

Guidelines or to give the Manager Instructions to buy, sell or retain any investment, but no modification of the Guidelines and no

Instructions or modifications of Instructions will be binding upon the Manager until the Manager has received written notice of them.

The Guidelines and all Instructions, unless they expressly provide otherwise, shall continue effective until duly cancelled by

subsequent modifications duly communicated to the Manager.



     4.   ERISA Compliance.  The Manager hereby acknowledges that

with respect to the Account it is a "fiduciary" of the Account within the meaning of and for the purposes of the Employee

Retirement Income Security Act of 1974 ("ERISA"), and confirms that it is registered as an investment adviser under the Investment

Advisers Act of 1940.  The Manager has obtained and agrees to maintain during the period of this Agreement any bonds required by

Section 412 of ERISA.



     Notwithstanding the foregoing, Client acknowledges that the

Manager has not been delegated the authority to alter or deviate from the Guidelines, as they may be modified from time to time, or any Instruction (as herein defined) issued pursuant to this

Agreement, and has not been given and does not accept fiduciary duties with respect to, or responsibilities or liabilities for, any effect on the Account of the Guidelines or such Instructions.



     5.   Conflicts.  Nothing in this Agreement shall be deemed to

limit or restrict the Manager's right, or the right of any of its officers, directors or employees, to engage in any other business or to devote time and attention to the management or other aspects of any business, whether of a similar or dissimilar nature, or to render investment advisory services or services of any kind to any other corporation, firm, association or individual.



     Client understands that the Manager provides investment

advisory services to numerous other private accounts.  Client also understands that the Manager may give advice and take action with respect to any of its other clients or for its own account which may differ from the timing or nature of action taken by the Manager with respect to the Account.



     Nothing in this Agreement shall impose upon the Manager any obligation to purchase or sell or to recommend for purchase or sale, with respect to the Account, any security which the Manager,

or its shareholders, directors, officers, employees or affiliates may purchase or sell for its or their own account(s) or for the account of any other client.



     6.   Liability of the Manager.  Client understands that the

value of investments made for the Account may go up as well as down and are not guaranteed.  Client further understands and

acknowledges that investment decisions made on behalf of Client's

Account by Manager are subject to various market, currency,

economic and business risks, as well as the risk that those

investment decisions will not always be profitable or prove to have been wise.  Except as may otherwise be provided by law, the Manager shall not be liable for (a) any loss that Client may suffer by reason of any investment decision made or other action taken or omitted in good faith and with that degree of care, skill, prudence and diligence under the circumstances then prevailing that a prudent person acting in a like capacity would use in the conduct of an enterprise of a like character and with like aims; (b) any loss arising only from its compliance with the Guidelines or

Instructions of the Client; or (c) any act or failure to act by any broker or other person with whom the Manager or Client may deal in connection with the subject matter of this Agreement.  Client agrees that the Manager has not made and is not making any

guarantees, including without limitation a guarantee as to any specific level of performance of the Account.



     7.   Brokerage.  Where the Manager places orders, or directs

the placement of orders, for the purchase or sale of portfolio securities for the Account, in selecting brokers or dealers to execute such orders, the Manager is expressly authorized to

consider the fact that a broker or dealer has furnished

statistical, research or other information or services which enhance the Manager's investment research and portfolio management capability generally.  It is further understood in accordance with

Section 28(e) of the Securities Exchange Act of 1934, as amended,

that the Manager may negotiate with and assign to a broker a commission which may exceed the commission which another broker would have charged for effecting the transaction if the Manager determines in good faith that the amount of commission charged was reasonable in relation to the value of brokerage and/or research services (as defined in Section 28(e)) provided by such broker,

viewed in terms either of the Account or the Manager's overall responsibilities to the Manager's discretionary accounts.



     8.   Confidential Relationship.  All information and

recommendations furnished by either party to the other shall at all times be treated in strictest confidence and shall not be disclosed to third persons except as may be required by law, or except upon the prior written approval of the other party to this Agreement.



     9.   Reports.  The Manager shall send to Client a written

report of the Account as of the last trading day of each calendar quarter (the "Valuation Date").  As used in this Agreement, the term "trading day" means a day on which the New York Stock Exchange is open for trading.  Such reports ("Quarterly Reports") shall be submitted not later than 15 business days following each Valuation

Date and shall set forth, for the period since the last previous

Valuation Date, a list or a statement of each of the following:

(i) the cash and securities comprising the Account; (ii) all unrealized gains and losses; and (iii) a description of the form in which the assets in the Account are maintained, including the number of units or shares and the book value and market value of the securities held by or on behalf of Client as of that date.  For the purposes of all reports made by the Manager to Client, foreign securities denominated in foreign currencies will be valued in

United States dollars.



     10.  Valuation.  Any equity security traded on the New York

Stock Exchange or the American Stock Exchange will be valued at the last sale price on such exchange on the appropriate Valuation Date,

or if there has been no sale that day, at the last known sale price previous to that day.  Any other security or asset shall be valued in a manner determined in good faith by the Manager to reflect its fair market value.



     11.  Foreign Securities.  The Custodian is only authorized to maintain the indicia of ownership of any of the assets in the

Account outside the jurisdiction of the District Courts of the

United States (the "Jurisdiction") in accordance with the

requirements of 29 CFR Section 2550.404b-1 or any regulations successor thereto (the "Foreign Assets Regulations").  The

Custodian is authorized, but the Manager is not, to select an entity or entities outside the Jurisdiction to hold such indicia of ownership.  Accordingly, the Manager is authorized to direct the investment of the assets in the Account in securities or other instruments issued by entities organized outside the United States the indicia of ownership of which are to be held outside the United

States only to the extent the Custodian has informed the Manager that such securities or other instruments are such that the indicia of ownership thereof may be maintained by the Custodian outside the

Jurisdiction in compliance with the Foreign Assets Regulations.

The Manager shall at all times cooperate with the Custodian to enable the Custodian to comply with the Foreign Assets Regulations.



     12.  Fees and Expenses.  As full compensation for its

services under this Agreement, the Manager shall be paid quarterly a fee based on the asset value of the Account as of the last day of each calendar quarter equal to one-fourth of the annual rates specified in Exhibit C.  The compensation of the Manager shall be paid upon receipt of the Manager's statement for such compensation.



     If the Manager shall serve for less than the whole of any

quarter, its compensation shall be determined as provided above on the basis of the value of the assets in the Account on the date of termination and shall be payable on a pro rata basis for the period of the quarter for which it served as Manager hereunder.



     13.  Proxies and Other Legal Notices.  Decisions on proxy

voting will be made by the Manager unless such decisions are expressly reserved to Client's trustee or a named fiduciary of

Client's Account.  However, the Manager will not be expected or required to take any action other than the rendering of investment-

related advice with respect to lawsuits involving securities presently or formerly held in the Account, or the issuers thereof,

including actions involving bankruptcy.



     14.  Acknowledgment of Investment Risk.  Client recognizes and acknowledges that investing in securities of companies in foreign countries involves certain special considerations which are not typically associated with investing in securities of U.S.

companies.  Such risk considerations include but are not limited to, foreign currency considerations, investment and repatriation restrictions and economic and political risks.



     Although the Manager intends to invest in companies located in countries which the Manager considers to have relatively stable and friendly governments, Client is cognizant of and hereby accepts the possibility that countries in which the Manager invests may

expropriate or nationalize properties of foreigners or impose confiscatory taxation or exchange controls (which may include suspension of the ability to transfer currency from a given

country.)  Moreover, the countries in which the Portfolio may invest also may be subject to political or social instability or diplomatic developments that could affect investments in securities of issuers in those countries.



     Client recognizes and acknowledges that this account is

designed for investors seeking international diversification, and is not intended as a complete investment program.



     15.  Termination; Survival.  This Agreement may be terminated by either party upon thirty days' written notice to the other party. This Agreement may be amended solely by a written instrument executed by both parties.  Upon any termination of this Agreement,

the Manager shall have no further obligations hereunder, provided that any liability under this Agreement of one party to the other shall survive and remain in full force and effect, notwithstanding such termination, with respect to any claim or matter on which either of the parties has given the other written notice prior to such termination (except that the Manager may render to Client a statement of fees due the Manager through the date of termination after such date), until such liability has been finally settled.



     16.  Assignment.  This Agreement may not be assigned, in

whole or in part, by either party without the prior written consent of the other, and any purported assignment in violation of this provision will be void.



     17.  Communications.  All reports and other communications required hereunder to be in writing shall be delivered in person or sent by first-class mail postage prepaid.


          If to Client:




          Attention:_________________________________

          If to Manager:

          Templeton Investment Counsel, Inc.
          500 East Broward Boulevard, Suite 2100
          Fort Lauderdale, Florida  33394-3091

          Attention:___________________________________


     Either party to this Agreement may, by written notice given at any time, designate a different address for the receipt of reports and other communications due hereunder.



     18.  Governing Law.  This Agreement shall be governed by and construed and enforced in accordance with the laws of the United

States and with the laws of the State of Florida without giving effect to the choice of law or conflict of law provisions thereof.



     19.  Entire Agreement; Modification.  This Agreement (i) sets forth the entire understanding of the parties with respect to the subject matter hereof; (ii) incorporates and merges any and all previous agreements, understandings and communications, oral or written; and (iii) may not be modified, amended, or waived except by a specific written instrument duly executed by the party against whom such modification, amendment, or waiver is sought to be enforced.



     20.  Headings.  The headings of the sections of this

Agreement are for convenience of reference only and will not affect the meaning or operation of this Agreement.



     21.  Counterparts.  This Agreement may be executed in any

number of counterparts, each of which will be deemed an original,

but all of which together will constitute one and the same

instrument.



     22.  Severability.  In the event that any provision of this

Agreement will be considered void, voidable, illegal, or invalid for any reason, such provision will be of no force and effect only to the extent that it is so declared void, voidable, illegal, or invalid.  All of the provisions of this Agreement not specifically found to be so deficient will remain in full force and effect.



     IN WITNESS WHEREOF the parties hereto have set their hands and seals the day and year first above written.

                              CLIENT



                              By:_____________________________
                                   (Name of officer and title)



TEMPLETON INVESTMENT COUNSEL, INC.



By: _____________________________________

                                    EXHIBIT A



List of Assets                                    Market Value

                                    EXHIBIT B


Statement of Investment Objectives





















Statement of Client Account Restrictions
                                    EXHIBIT C


Fee Schedule:

          On amounts
          up to $_________                     .__%
          Next  $_________                     .__%
          Next  $_________                     .__%
          Next  $_________                     .__%
          Next  $_________                     .__%
          Over  $_________                     .__%


                                  EXHIBIT 10.7

                         INVESTMENT MANAGEMENT AGREEMENT


     AGREEMENT made this ________ day of ______________, 1994, by and between Templeton Investment Counsel, Inc. (the "Manager"), a

Florida corporation, and ________________________________________

("Client").



     1.   Appointment.  Client hereby appoints the Manager as an

investment manager to manage such of Client's assets as Client shall from time to time assign to it, the proceeds from the sale of such assets, and the income attributable to such assets (the

"Account").  The Account as of the date hereof shall consist of the assets listed on Exhibit A hereto.  Client shall promptly notify the Manager in writing of any increase or reduction in the amount of the Account's assets subject to the Manager's investment

direction.



     2.   Authority of Manager.  The Manager is authorized to

supervise and direct the investment and reinvestment of the assets in the Account, subject to such limitations as are contained in the

Guidelines described in Section 3 of this Agreement, as they may be from time to time amended, and subject to Client's right to direct the investment of the Account by means of Instructions as described in Section 3 of this Agreement.  The Manager, as Client's agent and attorney-in-fact with respect to the Account, when it deems

appropriate and without prior consultation with Client, may (a)

buy, sell, exchange, convert and otherwise trade in any stocks,

bonds and other securities including money market instruments,

whether the issuer is organized in the United States or outside the

United States, (b) place orders for the execution of such

securities transactions with or through such brokers, dealers or issuers as the Manager may select and (c) purchase, sell, exchange or convert foreign currency in the spot or forward markets as necessary to facilitate transactions in international securities for the Account.  The Manager is not authorized (a) to accept delivery of cash or securities for the Account or (b) to establish or maintain custodial arrangements for the Account.  Client shall choose a custodian (the "Custodian") to hold physical custody of the Account.  Client shall direct the Custodian to segregate the assets in the Account and to invest and reinvest them in accordance with the directions transmitted by the Manager and received by the

Custodian.  Such directions shall be given in writing, or given orally and confirmed in writing as soon thereafter as possible.



     3.   Guidelines and Instructions.  Attached hereto as Exhibit

B is a statement of the investment objectives of Client together with a statement of any and all specific investment restrictions applicable to the investment of the Account (the "Guidelines").



     Client shall have the right at all times to modify the

Guidelines or to give the Manager Instructions to buy, sell or retain any investment, but no modification of the Guidelines and no

Instructions or modifications of Instructions will be binding upon the Manager until the Manager has received written notice of them.

The Guidelines and all Instructions, unless they expressly provide otherwise, shall continue effective until duly canceled by

subsequent modifications duly communicated to the Manager.



     4.   Conflicts.  Nothing in this Agreement shall be deemed to

limit or restrict the Manager's right, or the right of any of its officers, directors or employees, to engage in any other business or to devote time and attention to the management or other aspects of any business, whether of a similar or dissimilar nature, or to render investment advisory services or services of any kind to any other corporation, firm, association or individual.



     Client understands that the Manager provides investment

advisory services to numerous other private accounts.  Client also understands that the Manager may give advice and take action with respect to any of its other clients or for its own account which may differ from the timing or nature of action taken by the Manager with respect to the Account.



     Nothing in this Agreement shall impose upon the Manager any obligation to purchase or sell or to recommend for purchase or sale, with respect to the Account, any security which the Manager,

or its shareholders, directors, officers, employees or affiliates may purchase or sell for its or their own account(s) or for the account of any other client.



     5.   Liability of the Manager.  Client understands that the

value of investments made for the Account may go up as well as down and are not guaranteed.  Client further understands and

acknowledges that investment decisions made on behalf of Client's

Account by Manager are subject to various market, currency economic and business risks, as well as the risk that those investment decisions will not always be profitable or prove to have been wise.

Except as may otherwise be provided by law, the Manager shall not be liable for (a) any loss that Client may suffer by reason of any investment decision made or other action taken or omitted in good faith and with that degree of care, skill, prudence and diligence under the circumstances then prevailing that a prudent person acting in a like capacity would use in the conduct of an enterprise of a like character and with like aims; (b) any loss arising only from its compliance with the Guidelines or Instructions of the

Client; or (c) any act or failure to act by any broker or other person with whom the Manager or Client may deal in connection with the subject matter of this Agreement.  Client agrees that the

Manager has not made and is not making any guarantees, including without limitation a guarantee as to any specific level of

performance of the Account.



     6.   Brokerage.  Where the Manager places orders, or directs

the placement of orders, for the purchase or sale of portfolio securities for the Account, in selecting brokers or dealers to execute such orders, the Manager is expressly authorized to

consider the fact that a broker or dealer has furnished

statistical, research or other information or services which enhance the Manager's investment research and portfolio management capability generally.  It is further understood in accordance with

Section 28(e) of the Securities Exchange Act of 1934, as amended,

that the Manager may negotiate with and assign to a broker a commission which may exceed the commission which another broker would have charged for effecting the transaction if the Manager determines in good faith that the amount of commission charged was reasonable in relation to the value of brokerage and/or research services (as defined in Section 28(e)) provided by such broker,

viewed in terms either of the Account or the Manager's overall responsibilities to the Manager's discretionary accounts.



     7.   Confidential Relationship.  All information and

recommendations furnished by either party to the other shall at all times be treated in strictest confidence and shall not be disclosed to third persons except as may be required by law, or except upon the prior written approval of the other party to this Agreement.



     8.   Reports.  The Manager shall send to Client a written

report of the Account as of the last trading day of each calendar quarter (the "Valuation Date").  As used in this Agreement, the term "trading day" means a day on which the New York Stock Exchange is open for trading.  Such reports ("Quarterly Reports") shall be submitted not later than 15 business days following each Valuation

Date and shall set forth, for the period since the last previous

Valuation Date, a list or a statement of each of the following:

(i) the cash and securities comprising the Account; (ii) all unrealized gains and losses; and (iii) a description of the form in which the assets in the Account are maintained, including the number of units or shares and the book value and market value of the securities held by or on behalf of Client as of that date.  For the purposes of all reports made by the Manager to Client, foreign securities denominated in foreign currencies will be valued in

United States dollars.



     9.   Valuation.  Any equity security traded on the New York

Stock Exchange or the American Stock Exchange will be valued at the last sale price on such exchange on the appropriate Valuation Date,

or if there has been no sale that day, at the last known sale price previous to that day.  Any other security or asset shall be valued in a manner determined in good faith by the Manager to reflect its fair market value.



     10.  Fees and Expenses.  As full compensation for its

services under this Agreement, the Manager shall be paid quarterly a fee based on the asset value of the Account as of the last day of each calendar quarter equal to one-fourth of the annual rates specified in Exhibit C.  The compensation of the Manager shall be paid upon receipt of the Manager's statement for such compensation.



     If the Manager shall serve for less than the whole of any

quarter, its compensation shall be determined as provided above on the basis of the value of the assets in the Account on the date of termination and shall be payable on a pro rata basis for the period of the quarter for which it served as Manager hereunder.



     11.  Proxies and Other Legal Notices.  Decisions on proxy

voting will be made by the Manager unless such decisions are expressly reserved to Client's trustee or a named fiduciary of

Client's Account.  However, the Manager will not be expected or required to take any action other than the rendering of investment-

related advice with respect to lawsuits involving securities presently or formerly held in the Account, or the issuers thereof,

including actions involving bankruptcy.



     12.  Acknowledgment of Investment Risk.  Client recognizes and acknowledges that investing in securities of companies in foreign countries involves certain special considerations which are not typically associated with investing in securities of U.S.

companies.  Such risk considerations include but are not limited to, foreign currency considerations, investment and repatriation restrictions and economic and political risks.



     Although the Manager intends to invest in companies located in countries which the Manager considers to have relatively stable and friendly governments, Client is cognizant of and hereby accepts the possibility that countries in which the Manager invests may

expropriate or nationalize properties of foreigners or impose confiscatory taxation or exchange controls (which may include suspension of the ability to transfer currency from a given

country.)  Moreover, the countries in which the Portfolio may invest also may be subject to political or social instability or diplomatic developments that could affect investments in securities of issuers in those countries.



     Client recognizes and acknowledges that this account is

designed for investors seeking international diversification, and is not intended as a complete investment program.



     13.  Termination; Survival.  This Agreement may be terminated by either party upon thirty days' written notice to the other party. This Agreement may be amended solely by a written instrument executed by both parties.  Upon any termination of this Agreement,

the Manager shall have no further obligations hereunder, provided that any liability under this Agreement of one party to the other shall survive and remain in full force and effect, notwithstanding such termination, with respect to any claim or matter on which either of the parties has given the other written notice prior to such termination (except that the Manager may render to Client a statement of fees due the Manager through the date of termination after such date), until such liability has been finally settled.



     14.  Assignment.  This Agreement may not be assigned, in

whole or in part, by either party without the prior written consent of the other, and any purported assignment in violation of this provision will be void.



     15.  Communications.  All reports and other communications required hereunder to be in writing shall be delivered in person or sent by first-class mail postage prepaid

          If to Client:

          Attention:  _______________________________

          If to Manager:

          Templeton Investment Counsel, Inc.
          500 East Broward Boulevard, Suite 2100
          Fort Lauderdale, Florida  33394-3091

          Attention:______________________________

     Either party to this Agreement may, by written notice given at any time, designate a different address for the receipt of reports and other communications due hereunder.



     16.  Governing Law.  This Agreement shall be governed by and construed and enforced in accordance with the laws of the United

States and with the laws of the State of Florida without giving effect to the choice of law or conflict of law provisions thereof.



     17.  Entire Agreement; Modification.  This Agreement (i) sets forth the entire understanding of the parties with respect to the subject matter hereof; (ii) incorporates and merges any and all previous agreements, understandings and communications, oral or written; and (iii) may not be modified, amended, or waived except by a specific written instrument duly executed by the party against whom such modification, amendment, or waiver is sought to be enforced.



     18.  Headings.  The headings of the sections of this

Agreement are for convenience of reference only and will not affect the meaning or operation of this Agreement.



     19.  Counterparts.  This Agreement may be executed in any

number of counterparts, each of which will be deemed an original,

but all of which together will constitute one and the same

instrument.



     20.  Severability.  In the event that any provision of this

Agreement will be considered void, voidable, illegal, or invalid for any reason, such provision will be of no force and effect only to the extent that it is so declared void, voidable, illegal, or invalid.  All of the provisions of this Agreement not specifically found to be so deficient will remain in full force and effect.


     IN WITNESS WHEREOF the parties hereto have set their hands and seals the day and year first above written.

                              CLIENT


                              By:______________________________
                                   (Name of officer and title)

TEMPLETON INVESTMENT COUNSEL, INC.


By:__________________________________

                                    EXHIBIT A



List of Assets                                    Market Value


                                    EXHIBIT B


Statement of Investment Objectives





















Statement of Client Account Restrictions

                                    EXHIBIT C


Fee Schedule

          On amounts
          up to $_________                     .__%
          Next  $_________                     .__%
          Next  $_________                     .__%
          Next  $_________                     .__%
          Next  $_________                     .__%
          Over  $_________                     .__%

COMPUTATIONS OF PER SHARE EARNINGS                                Exhibit 11
Earnings per share are based on net income divided by the average number of shares outstanding including common stock equivalents during the period.

                                         Three months ended   Nine months ended
                                              June 30              June 30
(Dollars and shares in thousands)         1995      1994       1995      1994

Average outstanding shares                81,053     81,788    81,344     82,044
Common stock equivalents
      Primary                              1,487      1,872     1,487      1,872
      Fully diluted                        1,926      1,872     1,926      1,872

Total shares
      Primary                             82,540     83,660    82,830     83,916
      Fully diluted                       82,979     83,660    83,269     83,916

Net income                               $69,029    $60,023  $195,373   $187,625


Earnings per share:
   Primary                                 $0.84      $0.72     $2.36      $2.24
   Fully diluted                           $0.83      $0.72     $2.35      $2.24

Dividends per share                        $0.10      $0.08     $0.30      $0.24














COMPUTATIONS OF EARNINGS TO FIXED CHARGES                          Exhibit 12

                                          Three months ended   Nine months ended
                                               June 30              June 30
(Dollars in thousands)                     1995      1994      1995       1994
Income before taxes                      $101,076    $84,008  $286,141   $275,232
Add fixed charges:
    Interest expense                        8,104      7,333    22,544     21,846
    Interest factor on rent                 1,918      1,417     5,316      4,043
Total fixed charges                        10,022      8,750    27,860     25,889

Earnings before fixed charges
    and taxes on income                  $111,098    $92,758  $314,001   $301,121

Ratio of earnings to fixed charges           11.1       10.6      11.3       11.6



