Form 10-K
period 1995-09-30
FRANKLIN RESOURCES INC
filed 1995-12-29
CIK 38777

FORM 10-K

                             SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549
(Mark One)
                                            [X]
For the fiscal year ended September 30, 1995
                                             OR
                                            [ ]
For the transition period from             to
Commission file number 1-9318
                            FRANKLIN RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                          13-2670991
(State of other jurisdiction                (I.R.S. Employer
incorporation or organization)           Identification No.)

777 Mariners Island Blvd., San Mateo, CA                   94404
(Address of principal and executive offices)            (Zip Code)
Registrant's telephone number, including Area Code     (415 312-2000
Securities registered pursuant
to Section 12(b) of the Act:
          Title of each class          Name of each exchange
                                         on which registered

Common Stock,par value $.10 per share New York Stock Exchange
Common Stock,par value $.10 per share Pacific Stock Exchange
Common Stock,par value $.10 per share London Stock Exchange

                Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, par value $.10 per share
                                      (Title of class)
    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES X NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of $52.625 on December 15, 1995 on the New York Stock Exchange was $2,195,642,675. Number of shares of the registrant's common stock outstanding at December 15, 1995: 80,069,767.

DOCUMENTS INCORPORATED BY REFERENCE:
    Certain portions of the registrant's proxy statement for its Annual Meeting of Stockholders to be held January 25, 1996, which will be filed with the Commission before, on or subsequent to the date hereof, are incorporated by reference into Part III of this report.


PART I
Item 1. Business

(a)        GENERAL DEVELOPMENT OF BUSINESS

Franklin Resources, Inc. ("FRI") and its predecessors have been engaged in the financial services business since 1947. FRI was organized in Delaware in November 1969. The term "Company" as used herein, unless the context otherwise requires, refers to Franklin Resources, Inc. and its subsidiaries. The Company's principal executive and administrative offices are at 777 Mariners Island Boulevard, San Mateo, California 94404. As of September 30, 1995, the Company employed over 4500 employees on a worldwide basis, consisting of officers, investment management, distribution, administrative, sales and clerical support staff. The Company also employs additional temporary help as necessary to meet unusual requirements. Management believes that its relations with its employees are excellent.

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

In November 1993, the Company consummated an agreement to manage and advise the Huntington Funds of Pasadena, California, now called the Franklin Templeton Global Trust. This open-end investment company of several currency portfolio series includes the Franklin Templeton Global Currency Fund, the Franklin Templeton Hard Currency Fund and the Franklin Templeton High Income Currency Fund, which invests in high quality foreign equivalent money market instruments in various global currencies, as well as the Franklin Templeton German Government Bond Fund, which invests in German government bonds and equivalents.

FRI is principally a parent company primarily engaged, through various subsidiaries, in providing investment management, marketing, distribution, transfer agency and administrative services to the open-end investment companies of the Franklin Group of Funds(registered trademark) and the Templeton Family of Funds and to domestic and international managed and institutional accounts. The Company also provides investment management and related services to a number of Franklin and Templeton closed-end investment companies whose shares are traded on various major domestic and some international stock exchanges. In addition, the Company provides investment management, marketing and distribution services to certain sponsored investment companies organized in the Grand Duchy of Luxembourg (hereinafter referred to as "SICAV Funds"), which are distributed in marketplaces outside of North America and to certain investment funds and portfolios in Canada (hereinafter referred to as "Canadian Funds") as well as to certain other international portfolios in the United Kingdom and elsewhere. The Franklin Group of Funds consists of thirty-four (34) open-end investment companies (mutual funds) with multiple portfolios. The Templeton Family of Funds includes fourteen (14) open-end investment companies (mutual funds) with multiple portfolios. Certain investment companies in the Franklin Group of Funds and the Templeton Family of Funds are registered as such under the Investment Company Act of 1940 (the "40 Act").

The Franklin Group of Funds and the Templeton Family of Funds are hereinafter referred to individually as a "Franklin fund" or a "Templeton fund" and collectively as the "Franklin funds" or the "Templeton funds", or, when applicable to both fund groups, individually as a "Fund" and collectively as the "Franklin and Templeton funds" or the "Funds". The closed-end investment companies, the foreign based funds and the other domestic and international managed and institutional accounts are collectively referred to as the "Other Assets". The Franklin and Templeton funds along with the Other Assets are collectively referred to as the "Franklin Templeton Group".

As of September 30, 1995, total assets under management in the Franklin Templeton Group were $130.8 billion, the make-up of which was approximately as follows: for the open-end investment companies in the Franklin Group of Funds (excluding variable annuities), $69.5 billion; for the open-end investment companies in the Templeton Family of Funds (excluding variable annuities), $28.2 billion; for all the Other Assets (including variable annuities), $33.1 billion. This makes the Franklin Templeton Group one of the largest investment management complexes in the United States.

The mix of assets under management by a large financial services complex such as the Franklin Templeton Group can be segregated by type of assets, type of investment vehicle, type of investor or geographic location of assets held. International and domestic equity assets under management, whether held for growth potential, income potential or various combinations thereof by all types of investors, including institutional and separate accounts on a worldwide basis, were approximately $66.7 billion at September 30, 1995 and represent approximately 51% of total assets under management. Fixed-income assets (both long and short-term), including money market fund assets, held by all types of investors on a worldwide basis were approximately $64.1 billion and represented 49% of total assets under management at fiscal year end. Equity growth and equity income assets in funds primarily sold to non institutional investors were $53.2 billion and represented 41% of total assets under management at fiscal year end. A significant portion of these equity assets ($36 billion) held in funds sold primarily to non institutional investors were in global and international equity funds. Assets under management for institutional accounts, whether in institutional mutual funds, separate accounts or other types of investment products, were approximately $16.9 billion or 13% of total assets under management at fiscal year end and were primarily invested in global and international equities. Assets under management by U.S. based closed-end funds were $3.9 billion at September 30, 1995.

The Company, through certain subsidiaries, also provides advisory services, variable annuity products, and sponsors and manages public and private real estate programs. Other subsidiaries offer consumer banking services, insured deposits, dealer auto loans, and credit cards. The Company also provides custodial, trustee and fiduciary services to IRA and Keogh plans and to qualified retirement plans and private trusts. From time to time, the Company also participates in various investment management joint ventures. On a consolidated worldwide basis, the Company provides domestic and international individual and institutional investors with a broad range of investment products and services designed to meet varying investment objectives, which affords its clients the opportunity to allocate their investment resources among various alternative investment products as changing worldwide economic and market conditions warrant.

Subsidiaries-Investment Management, Administration, Distribution and Related Services

The Company's principal line of business is providing investment management, administration, distribution and related services for the Franklin and Templeton funds and for the Other Assets. This business is primarily conducted through the principal wholly-owned direct and indirect subsidiary companies described below. Revenues are generated primarily by subsidiaries that provide advisory and management services. Revenues are derived primarily from investment management fees calculated on a sliding scale fund-by-fund basis in relation to fund assets under management.

Franklin Advisers, Inc.

Franklin Advisers, Inc. ("Advisers") is a California corporation formed in 1985 and is based in San Mateo, California. Advisers is registered as an investment advisor with the Securities and Exchange Commission ( the "SEC") under the Investment Advisers Act of 1940 (the "Advisers Act") and is also registered as an investment advisor in the States of California and New Jersey. Advisers provides investment advisory, portfolio management and administrative services under management agreements with most of the Funds in the Franklin Group of Funds. Advisers manages approximately $77.7 billion, representing approximately 59% of the Company's total assets under management, and generates more than 40% of total Company revenues.

Templeton, Galbraith & Hansberger Ltd.

Templeton, Galbraith & Hansberger Ltd. ("New TGH") is a Bahamian corporation located in Nassau, Bahamas formed in connection with the Acquisition and is the successor company to Old TGH. New TGH is registered as an investment advisor with the SEC under the Advisers Act. New TGH provides investment advisory, portfolio management and administrative services under various agreements with certain of the Templeton funds and Other Assets. New TGH is the principal investment advisor to the Templeton funds and manages approximately $27.6 billion, representing approximately 21% of the Company's total assets under management.

Templeton Investment Counsel, Inc.

Templeton Investment Counsel, Inc. ("TICI") is a Florida corporation formed in October, 1979, based in Ft. Lauderdale, Florida and was acquired by the Company in connection with the Acquisition. TICI is the principal investment advisor to the Separate Accounts. In addition, it provides investment advisory portfolio management services to certain of the Templeton funds and subadvisory services to certain of the Franklin funds. TICI manages approximately $15.8 billion, representing 12% of the Company's total assets under management.

Templeton Global Investors, Inc.

Templeton Global Investors, Inc. ("TGII") is a Delaware corporation formed in October 1987, based in Ft. Lauderdale, Florida and was acquired by the Company in connection with the Acquisition. TGII provides business management services, including fund accounting, securities pricing, trading, compliance and other related administrative activities under various management agreements to certain of the Franklin and Templeton funds. Revenues are derived from business management fees calculated on a sliding scale, fund-by-fund basis in relation to assets under management.

Templeton Asset Management Ltd.

Templeton Asset Management Ltd. ("Templeton Asia") is a corporation organized under the laws of and based in Singapore and was formed under a different name in connection with the Acquisition. It is registered as the foreign equivalent of an investment advisor in Singapore with the Monetary Authority of Singapore and is also registered with the SEC under the Advisers Act. A subsidiary company of Templeton Asia is registered as the foreign equivalent of an investment advisor in Hong Kong and it is anticipated that Templeton Asia will become so registered through a representative office in Hong Kong upon liquidation of such subsidiary. Templeton Asia provides investment advisory and related services to certain Templeton funds and portfolios. Templeton Asia is principally an investment advisor to emerging market equity portfolios.

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

Franklin/Templeton Distributors, Inc.

Franklin/Templeton Distributors, Inc. ("Distributors") is a New York corporation formed in 1947 whose name was changed from Franklin Distributors, Inc. in connection with the post-Acquisition unification of the Templeton and Franklin organizations. It is registered with the SEC as a broker-dealer and as an investment advisor and is a member of the National Association of Securities Dealers, Inc. (the "NASD"). As the underwriter of the shares of most of the Franklin and Templeton funds, it earns underwriting commissions on the distribution of shares of the Funds.

Templeton/Franklin Investment Services, Inc.

Templeton/Franklin Investment Services, Inc. ("TFIS") is a Delaware corporation formed in October 1987 under a different name and was acquired in the Acquisition. TFIS is registered with the SEC as a broker-dealer and is registered as an investment advisor. Its principal business activities include:
(i) through its Templeton Portfolio Advisory division, serving as a sponsor of a comprehensive fee (wrap account) program, in which it provides investment advisory and broker-dealer services, as well as serving as investment adviser in other broker-dealer wrap account programs and directly as an adviser for separate accounts; (ii) serving as a direct marketing broker-dealer for institutional investors in Franklin Templeton Funds; and (iii) serving as a broker-dealer through which another subsidiary is paid soft dollar commission revenues for its quantitative research services.

Franklin/Templeton Investor Services, Inc.

Franklin/Templeton Investor Services, Inc. ("FTIS") is a California corporation formed in 1981 whose name was changed from Franklin Administrative Services, Inc. in connection with the post Acquisition unification of operations of the Templeton and Franklin organizations. FTIS provides shareholder record keeping services and acts as transfer agent and dividend-paying agent for the Franklin and Templeton funds. FTIS is registered with the SEC as a transfer agent under the Securities Exchange Act of 1934 (the "Exchange Act"). FTIS is compensated under an agreement with each Franklin and Templeton open-end mutual fund on the basis of a fixed annual fee per account, which varies with the Fund and the type of services being provided.

Other Templeton Investment Advisory, Distribution, Research and Related Subsidiaries were acquired or formed in connection with the Acquisition or subsequent thereto, are organized and/or located in California, Florida, Australia, the Bahamas, France, Germany, India, Italy, Luxembourg, and the United Kingdom, and provide investment advisory and related services to other subsidiaries of the Company and to various domestic and foreign portfolios and private and institutional accounts. In addition, the Company, through various Templeton subsidiaries, has opened or is in the process of opening branch offices or in some instances forming subsidiaries in various other international locations, including Argentina, Hungary, Mauritius, Russia, South Africa, and Vietnam.

Franklin Templeton Trust Company

Franklin Templeton Trust Company ("FTTC"), a California corporation formed in October 1983, is a trust company licensed by the California Superintendent of Banks. FTTC serves primarily as custodian for Individual Retirement Accounts and Keogh Plans whose assets are invested in the Franklin and Templeton funds, and as trustee or fiduciary of private trusts and retirement plans.

Templeton Funds Trust Company

Templeton  Funds  Trust  Company  ("TFTC"),  a  Florida  corporation  formed  in
December, 1985, is a trust company licensed by the Florida Office of the Comptroller. TFTC provides sub-administration services through Franklin Templeton Trust Company to Individual Retirement Accounts and Keogh Plans whose assets are invested in the Templeton Family of Funds, and serves as trustee of commingled trusts for qualified retirement plans.

Franklin Management, Inc.

Franklin Management, Inc. ("FMI"), a California corporation organized in February 1978, is a registered investment advisor for private accounts. FMI also provides advisory services to third party broker-dealer wrap fee programs.

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

ILA Financial Services, Inc.

ILA Financial Services, Inc. ("ILA") is an Arizona corporation that is 80% owned by the Company. It was formed in June 1969 as an insurance holding company. Its principal subsidiary is Arizona Life Insurance Company ("Arizona Life") based in Phoenix, Arizona. During the fiscal year, substantially all of the operating assets of Arizona Life, consisting of term life policies, were sold and Arizona Life's liabilities thereunder were assumed by the purchaser of such assets. ILA is presently engaged in the final stages of the sale of Arizona Life's insurance charter and licenses. ILA specializes in developing and marketing insurance related products.

Templeton Funds Annuity Company

Templeton Funds Annuity Company ("TFAC") is a Florida corporation formed in January 1984 and purchased in the Acquisition which offers variable annuity products. TFAC is principally regulated by the Florida Department of Insurance and Treasurer.

Templeton Worldwide, Inc.

Templeton Worldwide, Inc. is a Delaware corporation organized in July 1992 as the parent holding company for all of the Templeton companies acquired or formed in connection with the Acquisition as well as subsequent thereto.

Subsidiaries-Other Financial Services

In addition to its principal business activity of providing investment management and related services, during all or portions of the fiscal year, the Company was also engaged in two (2) other lines of business in the financial services marketplace conducted through the subsidiaries described below: consumer lending services and the management of public and private real estate programs.


Consumer Lending Services

Franklin  Bank (the "Bank"),  formerly  Pacific  Union Bank & Trust  Company,  a
98.2%-owned subsidiary of the Company, is a non-Federal Reserve member California State chartered bank. The Bank was formed in 1974 and was acquired by the Company in December 1985. The Bank, with total assets of $185.8 million as of September 30, 1995, provides consumer banking products and services such as credit cards, auto loans, deposit accounts and consumer loans. The Bank does not exercise its commercial lending powers in order to maintain its status as a "non-bank bank" pursuant to the provisions of the Competitive Equality Banking Act of 1987 ("CEBA") which permits the Company, a "non banking company" prior to CEBA, to remain exempt from the Bank Holding Company Act under the
"grandfathering" provisions of CEBA. As a non-bank bank, it is subject to various regulatory limitations, including limits on the increase in its asset growth to 7% on an annual basis as well as a prohibition on engaging in any activity in which it was not engaged in March of 1987.

Franklin Capital Corporation

Franklin Capital Corporation ("FCC") is a Utah corporation formed in November 1993 to expand the Company's auto lending activities. FCC conducts its business primarily in the Western region of the United States and originates its loans through a network of auto dealerships representing a wide variety of makes and models. FCC offers several different loan programs to finance new and used vehicles. FCC also acquires credit card receivables from the Bank. As of September 30, 1995, FCC's total assets included $224.8 million of gross automobile contracts and $71.6 million of gross credit card receivables.

Real Estate Subsidiaries

The Company's real estate related line of business is conducted primarily through two (2) principal subsidiary corporations. Franklin Properties, Inc. ("FPI") is a real estate investment and management company organized in California in April 1988, which manages three (3) real estate investment trusts, which are traded publicly on the American Stock Exchange. Property Resources, Inc. ("PRI"), a California corporation organized in April 1967 and acquired by the Company in December 1985, serves as general partner or advisor for certain other real estate investment programs.


Investment Management

The Franklin Templeton Group accommodates a variety of investment objectives, including, capital appreciation, growth and income, income, tax-free income and stability of principal. In seeking to achieve such objectives, each portfolio emphasizes different investment securities. Portfolios seeking income focus on taxable and tax-exempt money market instruments, tax-exempt municipal bonds, fixed-income debt securities of corporations and of the United States government and its agencies and instrumentalities such as the Government National Mortgage Association ("GNMA" or "Ginnie Mae"), the Federal National Mortgage Association ("Fannie Mae"), and the Federal Home Loan Mortgage Corporation ("Freddie Mac"). Portfolios that seek capital appreciation invest primarily in equity securities in a wide variety of international and domestic markets, some seek broad national market exposure, while others focus on narrower sectors such as precious metals, health care, emerging technology, mid-cap companies, small-cap companies, real estate securities and utilities. Still others focus on investments in particular emerging market countries and regions. A majority of the assets managed are equity oriented.

In addition to closed-end funds, many of which are described below, the Other Assets include portfolios managed for the world's largest corporations, endowments, charitable foundations, pension funds, wealthy individuals and other institutions. Investment management services for such portfolios focus on specific client objectives utilizing the various investment techniques offered by the Franklin Templeton Group.

During the fiscal year ended September 30, 1995, except for the Company's money market funds, and funds specifically designed for institutional investors, whose shares are sold without a sales charge at all purchase levels, shares of the open-end funds in the Franklin and Templeton funds were generally sold at their respective net asset value per share plus a sales charge, which varies depending on the individual fund and the amount purchased. In accordance with certain terms and conditions described in the prospectuses for such Funds, certain investors are eligible to purchase shares at net asset value or at reduced sales charges, and investors may generally exchange their shares of a fund at net asset value for shares of another fund in the Franklin Templeton Group when they believe such an investment decision is appropriate without the payment of additional sales charges.

As of September 30, 1995, the net asset holdings of the five largest funds in the Franklin Templeton Group (some of which are investment companies and some of which are series of other investment companies) were Franklin California Tax-Free Income Fund, Inc. ($13.1 billion), Franklin U.S. Government Securities Fund ($11.1 billion), Templeton Growth Fund ($7.2 billion), Templeton Foreign Fund ($7.1 billion) and the Franklin Federal Tax-Free Income Fund ($7.0 billion). At September 30, 1995, these five mutual funds represented, in the aggregate, 35% of all assets under management in the Franklin Templeton Group.



General Fund Description

Set forth in the tables below is a brief description of the Funds and of the principal investments and investment strategies of such Funds or portfolios comprising most of the principal Funds or portfolios in the Franklin Templeton Group separated into 21 different general categories as follows:


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

        (vi)  Franklin Funds for Tax-Deferred Investments
              (Valuemark variable annuity)

        (vii) Franklin Closed-End Funds

        (viii)Franklin Funds for Institutional Investors

        (ix)  Franklin Templeton International Currency
              Funds

        (x)   Templeton Funds Seeking Preservation of
              Capital and Income

        (xi)  Templeton Funds Seeking Capital Growth from
              Global Portfolios

        (xii) Templeton Funds Seeking Capital Growth from
              Domestic Portfolios

        (xiii)Templeton Funds Seeking High Current Income from Global Portfolios

        (xiv) Templeton Funds Seeking High Total Return from
              Global Portfolios

        (xv)  Templeton Funds for Tax-Deferred Investments

        (xvi) Templeton Contractual Plans

        (xvii)Templeton SICAV Funds

       (xviii)Templeton Canadian Funds

        (xix) Templeton Closed-End Funds

        (xx)  Templeton Funds for Institutional Investors

        (xxi) Representative Templeton International
              Portfolios




(i)  Franklin Funds Seeking Preservation of Capital and Income

Name of Fund              Inception    Principal
                          Date         Investments/Strategy

Franklin California       9/3/85       Invests in short-term California
Tax-Exempt Money Fund                  municipal securities for double
                                       tax-free dividends.

Franklin Federal Money    5/13/80      Short-term Instruments backed by U.S.
Fund                                   government securities.  Invests in
                                       repurchase agreements collateralized
                                       by U.S. government securities.

Franklin Money Fund       5/1/76       Money Market Instruments.  Invests in
                                       short-term securities for capital
                                       preservation, liquidity and dividends.

Franklin New York         9/3/85       Invests in short-term New York
Tax-Exempt Money Fund                  municipal securities for triple
                                       tax-free dividends (free from federal,
                                       N.Y. state and N.Y. city taxes).

Franklin Tax- Exempt      2/18/82      Invests in short-term municipal
Money Fund                             securities for federally tax-free
                                       dividends.

Franklin Templeton Money  5/1/95       Money Market Instruments.  Invests in
Fund II                                short-term securities for capital
                                       preservation,  liquidity  and  dividends.
                                       Open only to shareholders  exchanging out
                                       of Class  II  shares  in  other  Franklin
                                       Templeton Funds.
(ii) Franklin Funds Seeking Current Income

Name of Fund              Inception    Principal
                          Date         Investments/Strategy

Franklin Adjustable Rate  12/26/91     Double A rated mortgage-backed
Securities Fund                        securities. ARMS created by private
                                       issuers as well as Ginnie Mae, Fannie
                                       Mae and Freddie Mac. Seeks high
                                       current income and increased price
                                       stability.

Franklin Adjustable U.S.  10/20/87     Government or government agency
Government Securities                  guaranteed adjustable rate
Fund                                   mortgage-backed securities. Pooled
                                       adjustable rate mortgage securities
                                       (ARMS). Seeks income with lower
                                       volatility of principal.

Franklin Corporate        1/14/87      Preferred securities.  Seeks high
Qualified Dividend Fund                after-tax income for corporations
                                       eligible for the dividend received
                                       deduction.

Franklin Global           3/15/88      Global government fixed-income
Government Income Fund                 securities. Seeks high current income.

Franklin Investment       1/14/87      High grade corporate and U.S.
Grade Income Fund                      government securities. Seeks high
                                       current income.

Franklin                  4/15/87      U.S. government securities.  Seeks
Short-Intermediate U.S                 income and relative stability of
Government Securities                  principal by investing in less
Fund                                   volatile, shorter term securities of
                                       U.S. government securities carrying
                                       the full faith and credit guarantee of
                                       the U.S. government.

Franklin Tax- Advantaged  5/4/87       Ginnie Mae securities. Seeks high
U.S. Government                        current income by investing primarily
Securities Fund                        in Ginnie Mae securities carrying the
                                       full faith and credit guarantee of the
                                       U.S. government, exempt from
                                       non-resident alien taxation.

Franklin Tax-Advantaged   5/4/87       High yielding corporate bonds.
High Yield Securities                  Designed for non-U.S. investors
Fund                                   seeking income from high yield
                                       corporate bonds, exempt from
                                       non-resident alien taxation.

Franklin Tax-Advantaged   6/9/90       Foreign debt securities.  Invests in
International Bond Fund                qualifying debt securities and foreign
                                       currency denominated debt securities
                                       of non-U.S. issuers that are not
                                       subject to U.S. federal income tax or
                                       U.S. tax withholding requirements.
                                       Designed for non-U.S. investors.

Franklin Templeton        12/31/92     German government bonds.
German Government Bond
Fund

Franklin's AGE High       12/31/69     High yielding lower rated corporate
Income Fund                            bonds. Seeks high current income.

U.S. Government           5/31/70      Ginnie Mae Securities.  Seeks high
Securities Series (a                   current income by investing primarily
series of Franklin                     in Ginnie Mae securities carrying the
Custodian Funds, Inc.)                 full faith and credit guarantee of the
                                       U.S. government.

(iii) Franklin Funds Seeking Tax-Free Income

Federal Tax-Free Funds

Name of Fund              Inception    Principal
                          Date         Investments/Strategy

Franklin Federal          9/21/92      Diversified municipal bonds with an
Intermediate-Term                      average maturity of three to ten years.
Tax-Free Income Fund

Franklin Federal          10/7/83      Diversified municipal bonds.  Seeks
Tax-Free Income Fund                   federal tax-free income by investing
                                       in nationally diversified, investment
                                       quality municipal bonds.

Franklin High Yield       3/18/86      High yielding municipal bonds.  Seeks
Tax-Free Income Fund                   federal tax-free income by investing
                                       in nationally diversified, high yield,
                                       medium and lower rated municipal bonds.

Franklin Insured          4/1/85       Diversified portfolio of insured
Tax-Free Income Fund                   municipal bonds.  Seeks federal
                                       tax-free income by investing in
                                       nationally diversified, insured
                                       municipal bonds.

Franklin Puerto Rico      8/3/85       For U.S. citizens and residents.
Tax-Free Income Fund                   Seeks to provide a maximum level of
                                       income exempt from federal income tax and
                                       personal  income taxes of the majority of
                                       the states.

State Tax-Free Funds

The Company manages insured state tax-free funds  established  from 1985 to 1995
in  the  states  of  Arizona,  California,  Florida,  Massachusetts,   Michigan,
Minnesota,  New York and Ohio whose  principal  investments and strategy are the purchase of insured  municipal  bonds  exempt from federal and  specified  state personal  income  taxes  providing  an  investment  vehicle for double tax- free income from long-term municipal securities.  In addition, the Company manages 25 non-insured  state tax-free income funds established from 1977 to 1995 providing double  tax-free income from long-term  municipal  securities to residents of 20 states.

(iv)  Franklin Funds Seeking Growth and Income

Name of Fund              Inception    Principal
                          Date         Investments/Strategy

Franklin Balance Sheet    4/2/90       Undervalued securities of closed-end
Investment Fund                        funds and common stocks which have
                                       per-share  current market values believed
                                       to be  below  their  net  asset  or  book
                                       values.

Franklin Convertible      4/15/87      Convertible bonds and convertible
Securities Fund                        preferred stock.  Seeks high current
                                       income, potential capital growth and
                                       downside protection in declining
                                       markets.

Franklin Equity Income    3/15/88      Common stocks with high dividend
Fund                                   yields.  Invests in high yielding
                                       common stocks for greater price
                                       stability, capital appreciation and
                                       high current dividend income.

Franklin Global           7/2/92       Equity and debt securities issued by
Utilities Fund                         foreign and domestic utilities
                                       companies.

Franklin MicroCap Value   12/12/95     High total return, of which capital
Fund                                   appreciation and income are
                                       components. The Fund seeks to achieve its
                                       objective  by  investing  at least 65% of
                                       its  total   assets  in   securities   of
                                       companies   with  market   capitalization
                                       under   $100   million  at  the  time  of
                                       purchase and which the Fund's  investment
                                       manager believes possess intrinsic values
                                       in excess of the current  market price of
                                       such securities.

Franklin Natural          6/5/95       Stocks of companies that own, produce,
Resources Fund                         refine, process and market natural
                                       resources.

Franklin Premier Return   12/5/51      Common stocks and options.  Invests in
Fund                                   established dividend-paying stocks and
                                       writes covered call options on many of
                                       these stocks to generate additional
                                       return.

Franklin Rising           4/2/90       Growth stocks with increasing
Dividends Fund                         dividends.  Invests in stocks with
                                       consistent, substantial dividend
                                       increases for capital growth.

Franklin Strategic        5/24/94      Domestic and foreign fixed-income
Income Fund                            securities.

Income Series (a series   3/31/48      High yielding stocks and bonds.
of Franklin Custodian                  Invests in a diversified portfolio of
Funds, Inc.)                           high yielding lower rated corporate
                                       bonds, preferred stocks and dividend
                                       paying common stocks.

Utilities Series (a       9/30/48      Growth utilities stocks.  Invests in
series of Franklin                     utility companies located in high
Custodian Funds, Inc.)                 growth areas.
(v)  Franklin Funds Seeking Capital Growth

Name of Fund              Inception    Principal
                          Date         Investments/Strategy

DynaTech Series (a        1/1/68       Established and emerging growth
series of Franklin                     stocks. Invests in the volatile stocks
Custodian Funds, Inc.)                 of companies engaged in dramatic
                                       break-through areas such as medicine,
                                       telecommunications and electronics or
                                       who have proprietary advantages in
                                       their field.

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

Franklin  Global Health 2/14/92        Common stocks of health care companies
Care Fund                              worldwide.

Franklin Gold Fund       5/19/69       Securities of companies
                                       engaged in mining,  processing or dealing
                                       in gold or other precious metals.

Franklin  International  9/20/91       Common stocks of companies  outside the
Equity Fund                            U.S.

Franklin Pacific Growth   9/20/91      Common stocks of companies in the
Fund                                   Pacific Rim.

Franklin Real Estate      1/3/94       Equity securities of companies engaged
Securities Fund                        in the real estate industry, primarily
                                       real estate investment trusts.

Franklin Small Cap        2/14/92      Common Stocks of small capitalization
Growth Fund                            companies.

Growth Series (a series   3/31/48      Leading growth stocks. Invests in
of the Franklin                        well-known companies with demonstrated
Custodian Funds, Inc.)                 growth characteristics.

(vi) Franklin Funds for Tax-Deferred Investments

Franklin Valuemark Funds is an open-end management investment company currently consisting of twenty-one (21) separate series or portfolios which offer a wide range of investment objectives, strategies, and risks. Shares are currently sold only to separate accounts of the Allianz Life Insurance Company of North America and its affiliates to fund the benefits under variable life insurance policies and variable annuity contracts. Products presently offered include two flexible premium deferred variable annuities ("Valuemark II" in New York and "Valuemark
III" in all other states),  an immediate  variable  annuity  ("Valuemark  Income
Plus"), single premium variable life insurance ("Franklin Valuemark Life"), and flexible premium variable life insurance ("ValueLife"). The portfolios are managed by Advisers, TICI, New TGH, and Templeton Asia. The investment objectives and policies of most of the portfolios are similar to those of corresponding Franklin and Templeton funds, although differences in portfolio size, investments held, and insurance and expense related differences will cause the performance of the Valuemark portfolio to differ.


(vii)  Franklin Closed-End Funds

Name of Fund              Inception    Principal
                          Date         Investments/Strategy

Franklin Multi-Income     10/24/89     High yielding, fixed-income corporate
Trust (listed on the                   securities as well as dividend-paying
NYSE)                                  stocks of companies engaged in the
                                       public  utilities  industry.  Seeks  high
                                       current income consistent with
                                       preservation of capital as well as growth
                                       of income through dividend increases and
                                       capital appreciation.

Franklin Universal Trust  9/23/88      Fixed-income debt securities, dividend
(listed on the NYSE)                   paying stocks and securities of
                                       precious metals and natural resources
                                       companies. Seeks high current income
                                       consistent with preservation of
                                       capital.

Principal Maturity Trust  1/19/89      Mortgage-backed securities, zero
(listed on the New York                coupon securities and high income
Stock Exchange "NYSE")                 producing debt securities.  Seeks to
                                       return investors' original capital of $10
                                       per  share  on or  before  May 31,  2001,
                                       while providing high monthly income.

(viii)   Franklin Funds for Institutional Investors

Name of Fund              Inception    Principal
                          Date         Investments/Strategy

Adjustable Rate           11/5/91      Mortgage-backed securities.  ARMS.
Securities Portfolio
(sold only to other
investment companies)

Franklin Cash Reserves    7/1/94       Money market instruments.  Invests in
Fund                                   short-term securities for capital
                                       preservation, liquidity, and dividends.

Franklin  Institutional  1/2/92        A portfolio of  mortgage-backed
Adjustable Rate                        securities. Pooled adjustable rate
Securities Fund                        mortgage securities ("ARMS").

Franklin Institutional    11/1/91      Invests in a portfolio of adjustable
Adjustable U.S.                        U.S. government or guaranteed agency
Government Securities                  mortgage-backed securities.  ARMS
Fund                                   created by Ginnie Mae, Fannie Mae and
                                       Freddie Mac. Seeks high current
                                       income and increased price stability.

Franklin Late Day Money   1/19/88      Money Market Instruments, including
Market Portfolio                       repurchase agreements which allow for
                                       investor purchases later in the day
                                       than generally available from other
                                       money funds.

Franklin Strategic        2/1/93       Mortgage-back securities.  Pooled
Mortgage Portfolio                     mortgages issued or guaranteed by
                                       Ginnie Mae, Fannie Mae or Freddie Mac.

Franklin U. S.            2/8/94       Short-term instruments backed by U.S.
Government Agency Money                government securities.  Invests in
Market Fund                            repurchase agreements collateralized
                                       by U. S. government securities.

Franklin U.S. Government  1/19/88      Short-term instruments backed by U.S.
Securities Money Market                government securities.  Invests in
Portfolio                              repurchase agreements collateralized
                                       by U.S. government securities.

Franklin U.S. Treasury    8/20/91      U.S. Treasury securities.  Invests in
Money Market Portfolio                 short-term U.S. Treasury obligations.

Money Market Portfolio    7/17/85      Money Market Instruments.  Invests in
                                       short-term securities for capital
                                       preservation, liquidity and dividends.

The Money Market          7/28/92      Money Market instruments.  Invests in
Portfolio (sold only to                short-term securities for capital
other investment                       preservation, liquidity and dividends.
companies)

The U.S. Government       7/28/92      Short-term Instruments backed by U.S.
Securities Money Market                government securities.  Invests in
Portfolio (sold only to                repurchase agreements, collateralized
other investment                       by U.S. government securities.
companies)

U.S. Government           5/20/91      Mortgage-backed securities.  ARMS
Adjustable Rate Mortgage               created by Ginnie Mae, Fannie Mae and
Portfolio (sold only to                Freddie Mac.  Seeks high current
other investment                       income and increased price stability.
companies)

(ix)  Franklin Templeton International Currency Funds

Name of Fund              Inception    Principal
                          Date         Investments/Strategy

Franklin Templeton        6/30/86      High quality money market instruments
Global Currency Fund                   denominated in three or more of 16
                                       major world currencies seeking to
                                       maximize total return.

Franklin Templeton Hard   11/17/89     High quality money market instruments
Currency Fund                          denominated in three or more of the
                                       five major currencies of lowest
                                       inflation countries and the Swiss
                                       Franc, seeking to protect against U.S.
                                       dollar depreciation.

Franklin Templeton High   11/17/89     High quality money market instruments
Income Currency Fund                   denominated in three or more of the ten
                                       highest yielding major currencies,
                                       seeking higher current income than that
                                       of U.S. dollar money market instruments.


(x)  Templeton Funds Seeking Preservation of Capital and Income

Name of Fund              Inception    Principal
                          Date         Investments/Strategy

Templeton Money Fund      10/2/87      Seeks current income, stability of
                                       principal and liquidity by investing
                                       in high quality money market
                                       instruments with maturities not
                                       exceeding 397 days, consisting
                                       primarily of short-term U.S.
                                       Government Securities, bank
                                       certificates of deposit, time
                                       deposits, bankers' acceptances,
                                       commercial paper and repurchase
                                       agreements.

(xi)  Templeton Funds Seeking Capital Growth from Global Portfolios

Name of Fund              Inception    Principal
                          Date         Investments/Strategy

Franklin Templeton Japan  7/28/94      Long-term capital growth achieved by
Fund                                   investing primarily in securities of
                                       companies domiciled in Japan and
                                       traded in Japanese securities markets.

Templeton Developing      10/17/91     Invests in stock of issuers in
Markets Trust                          countries with developing markets.

Templeton Foreign Fund    10/5/82      Invests in stocks and bonds of foreign
                                       issuers

Templeton Global          3/14/94      Long-term capital growth achieved by
Infrastructure Fund                    investing primarily in securities of
                                       domestic and foreign  companies  that are
                                       principally  engaged in or related to the
                                       development, operation or rehabilitation
                                       of the physical and social
                                       infrastructures of various nations
                                       throughout the world.

Templeton Global          2/28/90      Invests in securities issued by
Opportunities Trust                    companies and governments of any nation

Templeton Greater         5/8/95       Long-term capital appreciation
European Fund                          achieved by investing primarily in
                                       equity securities of companies in Greater
                                       Europe  (Western,   Central  and  Eastern
                                       Europe and Russia).

Templeton Growth Fund     11/29/54     Invests in stocks and bonds issued by
                                       companies and governments of any
                                       nation.

Templeton Latin America   5/8/95       Long-term capital appreciation
Fund                                   achieved by investing primarily in
                                       equity securities and debt obligations
                                       of issuers in Latin American countries.

Templeton Real Estate     9/18/89      Invests in securities of domestic and
Securities Fund                        foreign companies engaged in or
                                       related to the real estate industry

Templeton Smaller         6/1/81       Invests in common stocks of smaller
Companies Growth Fund                  companies of any nation.

Templeton World Fund     1/17/78       Invests in stocks and
                                       bonds of foreign and domestic companies.

(xii)  Templeton Funds Seeking Capital Growth From Domestic Portfolios

Name of Fund              Inception    Principal
                          Date         Investments/Strategy

Templeton American Trust  3/27/91      Invests no less than 65% of assets in
                                       stocks and bonds of U.S. companies and
                                       the U.S. government

(xiii)  Templeton Funds Seeking High Current Income from Global Portfolios

Name of Fund              Inception    Principal
                          Date         Investments/Strategy

Templeton Americas        6/27/94      High level of current income.  Total
Government Securities                  return is a secondary objective.  The
Fund                                   fund seeks to achieve its objectives
                                       by  investing  qt least  65% of its total
                                       assets  in  debt  securities   issued  or
                                       guaranteed  by  governments,   government
                                       agencies,  political  subdivisions,   and
                                       other  government  entities of  countries
                                       located in the Western  Hemisphere (i.e.,
                                       North,  South and Central America and the
                                       surrounding waters).

Templeton Income Fund     9/24/86      Invests in bonds and dividend paying
                                       stocks of companies and governments of
                                       any nation.


(xiv)  Templeton Funds Seeking High Total Return from Global Portfolios

Name of Fund              Inception    Principal
                          Date         Investments/Strategy

Templeton  Growth and     3/14/94      High total return  achieved  through a
Income Fund(formerly                   flexible  policy of investing  primarily
Templeton  Global Rising               in equity and debt securities of
Dividends Fund)                        domestic and foreign countries.

(xv)  Templeton Funds for Tax-Deferred Investments

Name of Fund              Inception    Principal
                          Date         Investments/Strategy

Templeton Asset           8/31/88      High level of total return achieved
Allocation Fund                        through a flexible policy of investing
                                       in stocks  of  companies  in any  nation,
                                       debt   obligations   of   companies   and
                                       governments  of any nation,  and in money
                                       market instruments.

Templeton Bond Fund       8/31/88      High current income achieved through a
                                       flexible policy of investing primarily
                                       in debt securities of companies,
                                       governments and government agencies of
                                       various nations throughout the world,
                                       and in debt securities which are
                                       convertible into common stock of such
                                       companies.

Templeton International   5/1/92       Long-term capital growth achieved
Fund                                   through a flexible policy of investing
                                       in stocks and debt obligations of
                                       companies and governments outside the
                                       United States.

Templeton Money Market    8/31/88      Current income, stability of principal
Fund                                   and liquidity by investing in money
                                       market  instruments  with  maturities not
                                       exceeding 397 days,  consisting primarily
                                       of short-term U.S. Government securities,
                                       certificates  of deposit,  time deposits,
                                       bankers'  acceptances,  commercial  paper
                                       and repurchase agreements.

Templeton Stock Fund      8/31/88      Capital   growth
                                       achieved  through a policy  of  investing
                                       primarily  in  common  stocks  issued  by
                                       companies,  large and small,  in various,
                                       in various nations throughout the world.

Templeton Variable        2/16/88      Long-term capital growth achieved
Annuity Fund                           through a flexible policy of investing
                                       primarily in stocks and debt
                                       obligations of companies and
                                       governments of any nation, including
                                       the United States.

(xvi)  Templeton Contractual Plans

Name of Fund              Inception    Principal
                          Date         Investments/Strategy

Templeton Capital         3/1/91       Seeks long-term capital growth through
Accumulator Fund, Inc.                 a flexible policy of investing in
                                       stocks and debt obligations of
                                       companies and governments of any
                                       nation.

(xvii)  Templeton SICAV Funds

Templeton Global Strategy SICAV)

Equity Funds (denominated in U.S. Dollars unless otherwise noted)

Name of Fund              Inception    Principal
                          Date         Investments/Strategy

Templeton Deutschemark    4/26/91      Seeks long-term capital growth by
Global Growth Fund                     investing mainly in shares of
                                       companies of any size found in any
                                       nation (denominated in Deutschemarks).

Templeton Emerging        2/28/91      Seeks long-term capital growth by
Markets Fund                           investing in the shares and debt
                                       obligations of corporations and
                                       governments of developing or emerging
                                       nations.

Templeton European Fund   4/17/91      Seeks  long-term
                                       capital  growth  by  investing  mainly in
                                       shares of companies of all sizes based in
                                       European countries  (denominated in Swiss
                                       francs).

Templeton Far East Fund  6/30/91       Seeks  long-term
                                       capital  growth  by  investing  mainly in
                                       shares of  companies  of all sizes  which
                                       are based or derive  significant  profits
                                       from the Far East.

Templeton Global Growth   2/28/91      Seeks long-term capital growth by
Fund                                   investing mainly in the shares of
                                       companies of any size found in any
                                       nation.

Templeton Pan American    2/28/91      Seeks long-term capital growth by
Fund                                   investing mainly in shares of
                                       companies of all sizes based in the
                                       North or South American continents.

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

Fixed Income Funds (denominated in U.S. Dollars unless otherwise noted)

Name of Fund              Inception    Principal
                          Date         Investments/Strategy

Templeton Deutschemark    2/28/91      Seeks to maximize total investment
Global Bond Fund                       return by investing in a wide variety
                                       of fixed-interest securities,
                                       including  those issued by  supranational
                                       bodies such as The World Bank
                                       (denominated in Deutschemarks).

Templeton Emerging        7/5/91       Seeks to maximize total investment
Markets Fixed Income Fund              return by investing mainly in dollar
                                       and non-dollar denominated debt
                                       obligations of emerging markets.

Templeton Global Income   2/28/91      Seeks to maximize current income by
Fund                                   investing mainly in fixed-interest
                                       securities of governments and
                                       companies worldwide.

Templeton Haven  Fund      7/8/91      Seeks to  maintain a
                                       stable   share  price  by   investing  in
                                       short-term high quality transferable debt
                                       securities (denominated in Swiss francs).

Templeton US Government   2/28/91      Seeks security of capital and income
Fund                                   by investing in bonds issued by the US
                                       government and its agencies.

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

(xviii)  Templeton Canadian Funds

Non-Institutional Funds

Name of Fund              Inception    Principal
                          Date         Investments/Strategy

Templeton Balanced Fund   04/07/83     Seeks to achieve long term capital
                                       appreciation consistent with
                                       reasonable security of capital.  It
                                       invests primarily in a combination of
                                       Canadian common and preferred shares,
                                       bonds, and debentures; managed to
                                       comply with eligibility requirements
                                       under Canadian law regarding
                                       retirement and other tax deferred
                                       plans.

Templeton Canadian Asset  9/14/94      Seeks high level of total return
Allocation Fund                        through a flexible policy of investing
                                       in primarily Canadian shares, debt
                                       obligations and short-term
                                       instruments; managed to comply with
                                       eligibility requirements under
                                       Canadian law regarding retirement and
                                       other tax-deferred plans.

Templeton Canadian Bond   01/02/90     Seeks high current income and capital
Fund                                   appreciation by investing primarily in
                                       publicly traded debt securities issued
                                       or guaranteed by Canadian governments
                                       or their agencies, or issued by
                                       Canadian municipalities or
                                       corporations.

Templeton Canadian Stock  01/03/89     Seeks capital appreciation through
Fund                                   investment in a diversified portfolio
                                       of Canadian equity securities
                                       primarily managed to comply with
                                       eligibility requirements of the
                                       Canadian law regarding retirement and
                                       other tax deferred plans.

Templeton Emerging        09/20/91     Seeks long-term capital appreciation
Markets Fund                           by investing primarily in emerging
                                       country equity securities.

Templeton Global          9/14/94      Seeks high level of total return
Balanced Fund                          through a flexible policy of investing
                                       in shares, debt obligations and
                                       short-term instruments of companies
                                       and governments of any nation,
                                       including Canada and the United States.

Templeton Global Bond     06/07/88     Seeks to provide high current income
Fund                                   by investing primarily in a portfolio
                                       of fixed income securities of issuers
                                       throughout the world.

Templeton Global Smaller  01/03/89     Seeks capital appreciation by
Companies Fund                         investing primarily in equity
                                       securities of emerging growth
                                       companies throughout the world.

Templeton Growth Fund,    09/01/54     Seeks long-term capital growth through
Ltd.                                   a flexible policy of investing in
                                       stock and debt obligations of
                                       companies and governments of any
                                       nation.

Templeton International   9/14/94      Seeks high level of total return
Balanced Fund                          through a flexible policy of investing
                                       in shares, debt obligations and
                                       short-term instruments of companies
                                       and governments of any nation other
                                       than Canada and the United States.

Templeton International   01/03/89     Seeks long-term total return through a
Stock Fund                             flexible policy of investing in shares
                                       and debt obligations of companies and
                                       governments outside of Canada and the
                                       United States.

Templeton Treasury Bill   02/29/88     Seeks a high level of current income
Fund                                   consistent with preservation of
                                       capital and liquidity through
                                       investments in Canadian government or
                                       agency debt obligations and high
                                       quality short-term money market
                                       instruments.

Funds for Institutional
Investors

Name of Fund              Inception    Principal
                          Date         Investments/Strategy

Templeton Global Equity   07/06/90     Seeks long-term capital appreciation
Trust (non-taxable)                    by investing in stocks and bonds
                                       issued by companies and governments of
                                       any nation.

Templeton International   07/06/90     Seeks long-term capital appreciation
Equity Trust(non-taxable)              by investing in stocks and bonds
                                       issued by companies and governments
                                       outside of Canada and the United
                                       States.

Templeton International   07/06/90     Seeks long-term total return through a
Stock Trust (taxable)                  flexible policy of investing in stocks
                                       and bonds issued by companies and
                                       governments outside of Canada and the
                                       United States.

Closed-End Funds

Name of Fund              Inception    Principal
                          Date         Investments/Strategy

Templeton Emerging      6/21/94        Long-term  capital   appreciation,   by
Markets Appreciation                   investing  in equity  securities and
Fund (listed on Toronto                debt obligations of issuers in
Stock Exchange and                     emerging market countries.
Montreal Stock Exchange)

(xix)  Templeton Closed-End Funds

Name of Fund              Inception    Principal
                          Date         Investments/Strategy

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

Templeton Dragon Fund,   9/21/94       Long-term     capital      appreciation
Inc. (Listed on NYSE                   achieved by  investing  at least 45% of
and Osaka Securities                   its   total   assets   in  the   equity
Exchange)                              securities  of companies  (i) organized
                                       under  the laws of,  or with a  principal
                                       office in, the People's Republic of China
                                       or Hong Kong, or the  principal  business
                                       activities  of  which  are  conducted  in
                                       China  or  Hong  Kong  or for  which  the
                                       principal   equity   securities   trading
                                       market is in China or Hong Kong, and (ii)
                                       that   derive   at  least  50%  of  their
                                       revenues  from goods or services  sold or
                                       produced,  or have at least  50% of their
                                       assets in China or Hong Kong.

Templeton Emerging       4/29/94       Capital   appreciation    achieved   by
Markets Appreciation                   investing   substantially  all  of  its
Fund, Inc. (Listed on                  assets   in  a   portfolio   of  equity
NYSE)                                  securities  and  debt   obligations  of
                                       issuers in emerging market countries.

Templeton Emerging        2/26/87      Long-term capital appreciation
Markets Fund, Inc.                     achieved by investing primarily in
(listed on the NYSE and                emerging markets equity securities.
Pacific Stock Exchange
"PSE")

Templeton Emerging        9/23/93      High current income with a secondary
Markets Income Fund,                   investment objective of capital
Inc. (listed on the NYSE)              appreciation achieved by investing
                                       primarily in a portfolio of high yielding
                                       debt    obligations   of   sovereign   or
                                       sovereign-related  entities  and  private
                                       sector   companies  in  emerging   market
                                       countries.

Templeton Global          11/22/88     High level of current income
Governments Income Trust               consistent with the preservation of
(listed on the NYSE)                   capital achieved by investing at least
                                       65% of its total assets in debt
                                       securities issued or guaranteed by
                                       governments, government agencies
                                       supranational entities, political
                                       subdivisions and other government
                                       entities of various nations throughout
                                       the world.

Templeton Global Income   3/17/88      High current income with a secondary
Fund, Inc. (listed on                  investment objective of capital
the NYSE and PSE)                      appreciation when consistent with its
                                       principal objective by investing
                                       primarily in a portfolio of
                                       fixed-income securities (including
                                       debt securities and preferred stock)
                                       of U.S. and foreign issuers.

Templeton Global          5/23/90      High level of total return (income
Utilities, Inc. (listed                plus capital appreciation),without
on the AMEX and the                    undue risk, through investment of at
Midwest Stock Exchange)                least 65% of its total assets in
                                       equity and debt securities issued by
                                       domestic and foreign companies in the
                                       utility industries.

Templeton Russia Fund,    6/15/95      Long-term     capital      appreciation
Inc. (Listed on NYSE)                  achieved  by  investing   primarily  in
                                       equity securities of Russian Companies.

Templeton Vietnam         9/15/94      Long-term     capital      appreciation
Opportunities Fund,                    achieved  by  investing  in the  equity
Inc.  (Listed on NYSE)                 securities of Vietnam Companies.

(xx)  Templeton Funds for Institutional Investors

Name of Fund              Inception    Principal
                          Date         Investments/Strategy

Templeton Emerging          5/3/93     Long-term capital growth achieved by
Markets Series                         investing in securities of issuers of
                                       countries having emerging markets.

Templeton Foreign Equity  10/18/90     Long-term capital growth achieved by
Series                                 investing in stocks and debt
                                       obligations of companies and
                                       governments outside the United States.

Templeton Foreign Equity   5/3/93      Long-term capital growth achieved by
(South Africa Free)                    investing in stocks and debt
Series                                 obligations of companies and
                                       governments outside both the U.S. and
                                       South Africa.

Templeton Growth Series    5/3/93      Long-term  capital
                                       growth  achieved by  investing  in stocks
                                       and debt  obligations  of  companies  and
                                       governments of any nation.

(xxi)  Representative Templeton International Portfolios

Name of Fund              Inception    Principal
                          Date         Investments/Strategy

Asian Development Equity  01/22/88     Seeks to maximize overall long-term
Fund                                   return by investing, directly or
                                       indirectly, mainly in shares, convertible
                                       bonds, warrants, and other equity related
                                       securities   of  entities  in  the  Asian
                                       developing countries.

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

Templeton Emerging Asia   06/24/93     Seeks to achieve long-term capital
Fund                                   appreciation by investing primarily in
                                       equity  securities of companies which are
                                       either listed on recognized  exchanges in
                                       capital   markets   in   emerging   Asian
                                       countries or  companies  which have their
                                       primary  activity  in those same  capital
                                       markets.

Templeton Emerging        06/19/89     Seeks long term capital appreciation
Markets Investment Trust               through investing in companies
Plc.                                   operating or trading in emerging
                                       market countries. (Closed End)

Templeton Global          08/29/88     Seeks to provide income through an
Balanced Trust                         internationally diversified portfolio
                                       of equities, fixed interest, and
                                       convertible stocks. (Unit Trust)

Templeton Global Growth   08/29/88     Seeks to maximize total investment
Trust                                  return by investing in an
                                       internationally diversified portfolio
                                       of equity shares and convertible
                                       stocks. (Unit Trust)

Templeton Global Income   07/13/88     Seeks to achieve high current income
Portfolio, Ltd.                        by investing primarily in a portfolio
                                       of  fixed  income  securities  (including
                                       debt  securities and preferred  stock) of
                                       issuers throughout the world.

Templeton Latin America     5/3/94     Seeks long-term capital growth by
Investment Trust Plc.                  investing in companies listed on stock
                                       exchanges in Latin America or that
                                       have substantial trading interests in
                                       that region. (Closed End)

Templeton Value Trust     06/08/89     Seeks maximum total
                                       investment  return  by  investing  in all
                                       geographic and economic sectors.

Templeton/National Bank   04/06/93     Growth Portfolio - Seeks long term
of Greece Trans-European               capital growth through investments in
Fund                                   stock and debt securities of companies
                                       and governments  primarily located in the
                                       European   Economic   Community.   Income
                                       Portfolio - Seeks high current income and
                                       relative  stability of principal  through
                                       investments   in   debt   securities   of
                                       companies   and    governments    located
                                       primarily   in  the   European   Economic
                                       Community.

Recent Fund Introductions

The funds referenced above include five (5) new funds introduced by the Franklin Templeton Group during the fiscal year ended September 30, 1995: Franklin Templeton Money Fund II, Franklin Natural Resources Fund, Templeton Russia Fund, Inc. (closed-end), Templeton Greater European Fund and Templeton Latin America Fund.


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

(c)        NARRATIVE DESCRIPTION OF BUSINESS

                     Investment Management and Administrative Services

The Company, through its various subsidiaries described above, provides investment advisory, portfolio management, transfer agent and administrative services to the Franklin Templeton Group. Such services are provided pursuant to agreements in effect with each of the U.S. registered Franklin and Templeton open-end and closed-end investment companies. Comparable agreements are in effect with foreign registered Funds and with other managed accounts. The management agreements for the U.S. registered Franklin and Templeton funds continue in effect for successive annual periods, providing such continuance is specifically approved at least annually by a majority vote cast in person at a meeting of such Funds' Boards of Trustees or Directors called for that purpose, or by a vote of the holders of a majority of the Funds' outstanding voting securities, and in either event, by a majority of such Funds' trustees or directors who are not parties to such agreement or interested persons of the Funds or the Company within the meaning of the 40 Act. Trustees and directors of Funds' boards are hereinafter referred to as "directors". Foreign registered Funds have various termination rights and provisions.

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

If there were to be a termination of a significant number of the management agreements between the Franklin and Templeton funds and the Company's subsidiaries or with respect to a significant portion of the Other Assets, such termination would have a material adverse impact upon the Company. To date, no management agreements of the Company or any of its subsidiaries with any of the Franklin and Templeton funds have been involuntarily terminated. Changes in the customer base of institutional investors occur on a regular basis. Since the Templeton acquisition to date, assets under management in the category of Other Assets set forth above have in the aggregate continued to grow.

As of September 30, 1995, substantially all of the shares of the various directly and indirectly owned subsidiary companies were owned directly by the Company or subsidiaries thereof, except for nominal numbers of shares with respect to certain foreign entities required to be owned by nationals of such countries in accordance with foreign law and certain other limited minority ownership of ILA and Franklin Bank. Charles B. Johnson, Rupert H. Johnson, Jr. and R. Martin Wiskemann beneficially own approximately 20.1%, 16.0% and 9.9%, respectively, of the outstanding voting common stock of the Company. Charles B. Johnson and his brother Rupert H. Johnson, Jr. serve on the Board of Directors of the Company as well as on most of the Franklin funds' boards and some of the Templeton funds' boards. Charles E. Johnson, the son of Charles B. Johnson and the nephew of Rupert H. Johnson, Jr. serves on the Board of Directors of the Company and on some of the Franklin and Templeton funds' boards.

Under the terms of the management agreements with the Franklin and Templeton funds, the various subsidiary companies described above generally supervise and implement such Funds' investment activities and provide the administrative services and facilities which are necessary to the operation of such Funds' business. Such subsidiary companies also conduct research and provide investment advisory services and, subject to and in accordance with any directions such Funds' boards may issue from time to time, such subsidiary companies determine which securities such Funds will purchase, hold or sell. In addition, such subsidiary companies take all steps necessary to implement such decisions, including the selection of brokers and dealers to execute transactions for such Funds, in accordance with detailed criteria set forth in the management agreement for such Funds and applicable law and practice. Similar services are rendered with respect to the Other Assets.

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

The Funds generally pay their own expenses such as legal and auditing fees, reporting and board and shareholder meeting costs, SEC and state registration and similar expenses. Generally, the Funds pay advisory companies a fee payable monthly based upon a Fund's net assets. Annual rates under the various investment management agreements range from .15% to a maximum of 2.00% and are generally reduced as average net assets exceed various threshold levels.

The investment management agreements permit advisory companies to act as an advisor to more than one Fund so long as such companies' ability to render services to each of such Funds is not impaired, and so long as purchases and sales appropriate for all such Funds are made on a proportionate or other equitable basis. Management of the Company and the directors of the Funds regularly review the Fund fee structures in light of Fund performance, the level and range of services provided, industry conditions and other relevant factors. Advisory fees are generally waived or voluntarily reduced when a new Fund is first established and then increased to contractual levels with the growth in net assets.

The investment advisory services provided by such advisory companies include fundamental investment research and valuation analyses, encompassing original country, industry and company research, company visits and inspections, and the utilization of such sources as company public records and activities, management interviews, company prepared information, and other publicly available information, as well as analyses of suppliers, customers and competitors. In addition, research services provided by brokerage firms are used to support other research. In this regard, some brokerage business from the Funds is allocated in recognition of value-added research services received.

Fixed-income research includes economic analysis, credit analysis and value analysis. The economic analysis function monitors and evaluates numerous factors that influence the supply and demand for credit on a worldwide basis. Credit analysts research the credit worthiness of debt issuers and their individual short-term and long-term debt issues. Yield spread differential analysis reviews the relative value of market sectors that represent buying and selling opportunities.

Additional shareholder administrative services are provided by FTIS, which receives administrative fees from the Funds for providing shareholder record keeping services and for acting as transfer and dividend-paying agent for the Funds. As of September 30, 1995, such compensation was based upon an annual fee per shareholder account, ranging between $10.00 and $18.00, a pro-rated portion of which was paid monthly.




Distribution and Marketing

Distributors acts as the principal underwriter and distributor of shares of the Franklin and Templeton open-end funds. Pursuant to underwriting agreements with the Funds, Distributors generally pays the expenses of distribution of Fund shares. Although the Company does significant advertising and sales promotions through media sources, Fund shares are sold primarily through a large network of independent participating securities dealers. As of September 30, 1995, approximately 3500 local, regional and national securities brokerage firms offered shares of the Franklin and Templeton funds for sale to the investing public. The Company has approximately 48 "wholesalers" who interface with the broker-dealer community. Fund shares are offered to individual investors, qualified groups, trustees, IRA and Keogh plans, employee benefit plans, trust companies, bank trust departments and institutional investors. In addition, various management and advisory services, commingled and pooled accounts, wrap fee arrangements and various other private investment management services are offered to certain private and institutional investors.

Broker-dealers are paid various fees for services in matching investors with Funds whose investment objectives match such investors' goals. Broker-dealers also assist in explaining the operations of the Funds, in servicing the account and in various other distribution services.

Most of the Franklin and Templeton Funds have a multi-class share structure whereby Class I shares are sold with a maximum front-end sales charge which ranges from a low of 1.50% to a high of 5.75%. Reductions in the maximum sales charges may be available depending upon the amount invested and the type of investor. Class II shares, which were introduced during the fiscal year, have a hybrid, level load structure combining aspects of conventional front-end, back-end and level-load pricing. Class II shares are subject to an initial sales charge of 1% and are generally subject to a 1% contingent deferred sales charge on redemptions within 18 months of purchase and to higher on-going Rule 12b-1 fees described below. The multi-class structure was adopted to provide investors greater payment alternatives in implementing their investment programs. The Company's money market and institutional funds are sold to investors without a sales charge.

Most of the U.S registered Templeton funds and most of the U.S. registered Franklin funds, with the exception of certain Franklin and Templeton money market funds, have also adopted distribution plans (the "Plans") under Rule 12b-1 promulgated under the 40 Act ("Rule 12b-1"). Class II shares generally have higher on-going Rule 12b-1 fees. The Plans are established for an initial term of one year and, thereafter, must be approved annually by the Fund boards and by a majority of disinterested directors. All such Plans are subject to termination at any time by a majority vote of the disinterested directors or by the Funds' shareholders. The Plans permit the Funds to bear certain expenses relating to the distribution of their shares.

Fees under the Plans for Class I shares range in amount from a low of .10% per annum of average daily net assets to a high of .50% while Class II share fees range between .65% to 1 %. The implementation of the Plans provided for a lower fee on Class I shares acquired prior to the adoption of such Plans. Fees from the Plans are paid primarily to third party dealers who provide service to their shareholder accounts, as well as engage in distribution activities. Distributors may also receive reimbursement from the Funds for expenses involved in distributing the Funds, such as advertising and reimbursement for a 1% payment to dealers on sales of Class II shares, subject to the Plans' limitations on amounts.

The financial effects on the Company of the distribution of the new class of shares is discussed in more detail under Item 7, "Management's Discussion of Analysis of Financial Condition and Results of Operation" (the "MD&A"), below.

As of September 30, 1995, there were approximately 4.7 million shareholder accounts in the Franklin and Templeton Funds.



Revenues

As shown in the table below, the Company's revenues are derived primarily from its investment management activities. Total operating revenues are set forth in the table below. Revenues from investment management fees have comprised approximately 86%, 80% and 78% in 1995, 1994 and 1993, respectively, of total operating revenue for each of the three fiscal years reported. Underwriting commissions, net from gross sales and reinvestments of products subject to commissions contributed to revenues approximately 4%, 12% and 14% in 1995, 1994 and 1993, respectively. Transfer, trust and related fees from mutual fund activities contributed 8%, 7% and 7% in 1995, 1994 and 1993, respectively.




                           Operating Revenues
                       Years Ended September 30,
                            ($ in millions)

                                              1995      1994     1993

Investment management fees                  $731.3    $647.7   $489.7

Underwriting commissions, net                 37.1      96.6     87.1

Transfer, trust and related fees              68.7      54.6     45.1

Banking/finance, net and other                 8.7      13.9      9.4
                                               ---      ----      ---

Totals                                      $845.8    $812.8   $631.4
                                            ======    ======   ======


Other Financial Services

The Company's consumer lending, dealer auto loan and real estate businesses do not as yet contribute significantly to either the revenues or the net income of the Company. Franklin Bank's operations are limited by national banking laws and no immediate significant increase in revenues is anticipated. The real estate operations have incurred net losses since inception and the Company does not anticipate any immediate improvement in this line of business. The Company's dealer auto loan business has required the infusion of significant working capital during the prior two fiscal years, either in the form of inter-company loans or by contributions to the capital of FCC by the Company. At the same time, the Company has experienced an increase in delinquency rates in such loans during the fiscal year ended September 30, 1995 and, in response, has expanded its auto loan collection efforts. A more detailed financial analysis of the financial effects of loan losses and delinquency rates, as well as the funding of this activity, is contained in the MD&A.

Regulatory Considerations

Virtually all aspects of the Company's businesses are subject to various foreign, federal and state laws and regulations. As discussed above, the Company and a number of its subsidiaries are registered with various foreign, federal and state governmental agencies. Foreign, federal and state laws and regulations grant such supervisory agencies broad administrative powers, including the power to limit or restrict the Company from carrying on its business if it fails to comply with such laws and regulations. In such event, the possible sanctions which may be imposed include the suspension of individual employees, limitations on the Company's (or a subsidiary's) engaging in business for specified periods of time, the revocation of the investment advisor or broker-dealer registrations of subsidiaries and censures and fines.

The Company's officers, directors and employees may from time to time own securities which are also held by the Funds. The Company's internal policies with respect to individual investments require prior clearance and reporting of transactions and restrict certain transactions so as to reduce the possibility of conflicts of interest.

To the extent that existing or future regulations affecting the sale of Fund shares or other investment products or their investment strategies cause or contribute to reduced sales of Fund shares or investment products or impair the investment performance of the Funds or such other investment products, the Company's aggregate assets under management and its revenues might be adversely affected. Changes in regulations affecting free movement of international currencies might also adversely affect the Company.

In 1993, the NASD received SEC approval for a new Rule of Fair Practice which limits the amount of aggregate sales charges which may be paid in connection with the purchase and holding of investment company shares sold through brokers. The Rule provides that funds with an asset-based sales charge (most commonly provided in Distribution Plans pursuant to SEC 40 Act Rule 12b-1) may impose no more than 6.25% - 7.25% (depending upon whether or not the fund also pays "service fees") in combined front-end, deferred sales charges and asset-based sales charges. The effect of that Rule might be to limit the amount of fees that could be paid pursuant to a fund's 12b-1 Plan in a situation where a fund has no, or limited new sales for a prolonged period of time. In that event, it is possible that a fund which was experiencing weak sales would have the situation exacerbated by the fact that it would have to limit fees to brokers under its 12b-1 Plan, or reduce its up front sales charge. None of the Franklin or Templeton funds are in, or close to, that situation at the present time.


Competition

The financial services industry is highly competitive. In the United States, there are over 5,600 mutual funds of varying sizes, investment policies and objectives whose shares are being offered to the public. During the past three fiscal years, assets under management in the mutual fund industry increased by over $1.09 trillion, a 69.2% growth rate. Over this same time period, the Company experienced an approximate .48% decline in overall market share. While the Company's assets and associated revenues still grew substantially during this time period, substantial asset under management growth occurred for other fund management companies whose asset bases were more heavily oriented to domestic equities. Such growth was due to record domestic equity market appreciation during this period as well as increased asset flows into domestic equity products. The substantial returns available in the domestic equity marketplace had a negative effect on sales of fixed-income products. The combined effect of these two events were a significant factor in the Company's market share decline. The Company believes that its strong fixed-income base coupled with its strong global presence will serve its competitive needs well over time. The Company continues its focus on service to customers, performance on investments and extensive marketing activities with its strong broker-dealer and other financial institution distribution network.

The Company advertises the Franklin Templeton Group in major national financial publications, as well as on radio and television to promote name recognition and to assist its distribution network. Such activities included purchasing network and cable programming, sponsorship of sporting events, sponsorship of The Nightly Business Report on public television and extensive newspaper and magazine advertising.

Competition for sales of Fund shares is influenced by various factors, including general securities market conditions, government regulations, global economic conditions, portfolio performance, advertising and sales promotional efforts, share distribution channels and the type and quality of dealer and shareholder services. Many securities dealers, whose large retail distribution systems play an important role in the sale of shares in the Franklin and Templeton funds, also sponsor competing proprietary mutual funds. The Company believes that such securities dealers value the ability to offer customers a broad selection of investment alternatives and will continue to sell Franklin and Templeton funds, notwithstanding the availability of proprietary products. However, to the extent that these firms limit or restrict the sale of Franklin and Templeton funds shares through their brokerage systems in favor of their proprietary mutual funds, assets under management might decline and the Company's revenues might be adversely affected.

Although the Company believes that it has substantially improved its competitive position and has substantially benefited from the Templeton Acquisition and the wide variety of global investment products now available to its customers, the shift in asset mix from primarily a fixed-income base to a combination of fixed-income and global equities has increased the possibility of volatility in the Company's managed portfolios due to the increased percentage of equity investments held.

Another element of competition among mutual funds is the rates at which fees and sales charges are imposed. The Company believes that its investment management and other fee structures are already relatively competitive and does not presently anticipate significant competitive pressures for further reductions. However, a number of mutual fund sponsors presently market their funds without sales charges. As investor interest in the mutual fund industry has increased, competitive pressures have increased on sales charges of broker-dealer distributed funds. The Company believes that, although this trend will continue, a significant portion of the investing public still relies on the services of the broker-dealer community, particularly during weaker market conditions. However, in response to competitive pressures or for other similar reasons, the Company might be forced to lower or further adjust sales charges which are currently substantially reallowed to broker-dealers. The reduction in such sales charges could make the sale of shares of the Franklin and Templeton funds somewhat less attractive to the broker-dealer community, which could in turn have a material adverse effect on the Company's revenues. The Company believes that it is well positioned to deal with such changes in marketing trends as a result of its already extensive advertising activities and broad based marketplace recognition.

In addition to competition from other investment company managers and investment advisors, the Company and the investment company industry are in competition with the financial services and other investment alternatives offered by stock brokerage and investment banking firms, insurance companies, banks, savings and loan associations and other financial institutions. Many of these competitors have substantially greater resources than the Company. Although the banking industry continues to expand its sponsorship of proprietary funds distributed through third party distributors, the Company has and continues to actively pursue sales relationships with banks and insurance companies to broaden its distribution network in response to such competitive pressures. However, as with proprietary products offered by the Company's broker-dealer network, to the extent that banks limit or restrict the sale of Franklin and Templeton share through their distribution systems in favor of their proprietary mutual funds, assets under management might decline and the Company's revenues might be adversely affected. In addition, competitive pressures have led to increased demands for distribution costs for broker-dealer distributed funds, which could have a negative impact on the Company's profit margins and net income.





Special Considerations

General

As discussed above, the Company's revenues are derived primarily from investment management activities. Broadly speaking, the direction and amount of change in the net assets of the Funds are dependent upon two factors: (1) the level of sales of shares of the funds as compared to redemptions of shares of the funds; and (2) the increase or decrease in the market value of the securities owned by the Funds. A significant portion of the Company's assets under management are fixed-income securities. Fluctuations in interest rates and in the yield curve will have an effect on fixed-income assets under management as well as on the flow of monies to and from fixed-income funds and, therefore, on the Company's revenues from such funds.

Templeton Acquisition

As a result of the Templeton Acquisition, the portfolio mix of the Company's assets under management changed from primarily fixed-income oriented to a combination of both equity and fixed-income, increasing the potential impact of changes in the equity marketplace on the assets under management of the combined entity. On the other hand, the Company believes that the more diverse Franklin Templeton Group is more competitive as a result of a greater diversity of product mix available to its customers. Market values are affected by many things, including the general condition of national and world economics and the direction and volume of changes in interest rates and/or inflation rates. The effects of these factors on equity funds and fixed-income funds often operate inversely and it is, therefore, difficult to predict the net effect of any particular set of conditions on the level of assets under management.

Although the Company and its assets under management are subject to political and currency risks, due to its international activities, as is discussed in more detail in the MD&A, its exposure to fluctuations in foreign currency markets and to fixed-asset value depreciation is limited.

Item 2.   Properties

General

The Company owns or leases offices and facilities in ten (10) locations in the immediate vicinity of its principal executive and administrative offices located at 777 Mariners Island Boulevard, San Mateo, California. In addition, the Company owns four (4) buildings near Sacramento, California, as well as two (2) buildings in St. Petersburg, Florida and one (1) building in Nassau, Bahamas. The Company also leases facilities in various locations on a national and worldwide basis. Since the Company is operated on a unified basis, corporate activities, fund related activities, accounting operations, sales, real estate and banking operations, auto loans and credit cards, management information system activities, publishing and printing operations, shareholder service operations and other business activities and operations take place in a variety of such locations. The Company or its subsidiaries lease office space in Florida, New York, and Utah and in several other states. In addition, the Company or its subsidiaries lease office space in Argentina, Australia, Bermuda, Canada, France, Germany, Hong Kong, India, Italy, Luxembourg, Poland, Russia, South Africa, Singapore, the United Kingdom and Vietnam. The Company is in the process of leasing new office space in Hungary and Poland.

Property Description

Leased

The Company leases approximately 177,000 square feet of space at the 777 Mariners Island Boulevard location for an approximate monthly rental of $489,000 under a lease expiring February 16, 2001. The lease is subject to adjustment to market value rent in 1996. The Company also leases approximately 121,000 square feet of office/warehouse space at 1147 and 1149 Chess Drive in Foster City, California, at an approximate monthly rental of $126,000, expiring in June 2000. In addition, the Company leases approximately 47,000 square feet of office space at 1810 Gateway Drive, San Mateo, California, at an approximate monthly rental of $63,000, expiring in late 1997. The Company also leases approximately 37,000 square feet of office space pursuant to several lease agreements at 901 and 951 Mariners Island Boulevard, San Mateo, California, at an approximate monthly rental of $63,000. These leases expire at various times between September 1996 and April 2000. The Company also leases approximately 49,000 square feet at 2 Waters Drive, San Mateo, California, at an approximate monthly rental of $74,000, expiring in July 1999 and approximately 23,000 square feet of office space at 1850 Gateway Drive, San Mateo, California, at an approximate monthly rental of $34,000, expiring in July 2000.

The principal Templeton offices are located in approximately 88,000 square feet of space in Ft. Lauderdale, Florida, at an approximate monthly rental of $178,000 under various leases expiring in December 2000. The Company leases an aggregate of approximately 40,000 square feet in other locations throughout the United States. The Company also leases approximately 74,000 square feet of office space for its foreign operations, 29,000 square feet of which are in Toronto, Canada.

Owned

The Company maintains a customer service facility in the property that it owns at 10600 White Rock Road, Rancho Cordova, California, near Sacramento, California and occupies 75,000 square feet in this property. The Company has leased out 46,000 square feet to a third party until February 2000 at an
approximate   monthly  rental  of  $65,000.   The  Company  owns  an  additional
twenty-seven (27) acres of adjoining undeveloped land on which it has constructed two (2) office buildings of approximately 67,000 square feet each and a data center/warehouse facility of approximately 162,000 square feet. Tenant improvements for the data center/warehouse facility are presently being installed, with completion estimated by the end of December 1995. The Company plans to develop additional facilities on this property, but has not yet commenced construction. The Company also owns and occupies an office building with approximately 69,000 square feet of office space at 1800 Gateway Drive, San Mateo, California.

The Company owns two (2) facilities in St. Petersburg, Florida: an approximate 90,000 square foot office building primarily devoted to shareholder servicing activities; and an approximate 117,000 square foot facility devoted to a computer data center, training and mailing operations. The Company also owns an approximate 14,000 square foot office building in Nassau, Bahamas, as well as a nearby condominium residence.

Other

The Company is the sole limited partner with a 60% partnership interest in Mariner Partners, a California limited partnership formed in 1984 to develop, operate and hold the property occupied by the Company at 777 Mariners Island Boulevard. Mariner Partners obtained 30-year non-recourse financing for the property from Metropolitan Life Insurance Company at an interest rate of 8-7/8%. The principal balance outstanding as of September 30, 1995 was $26.0 million. The loan is due in November 1996. The Company anticipates that Mariner Partners will have no difficulty in refinancing the loan secured by the property.

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

Executive Officers of Registrant

The executive officers of the Company are:

Name                         Age   Principal Occupation
Charles B. Johnson           62    President, Chief Executive Officer and
                                   Director of the Company; Chairman and
                                   Director, Franklin Advisers, Inc. and
                                   Franklin/Templeton Distributors, Inc.;
                                   Director, Templeton Worldwide, Inc.,
                                   Franklin Bank, and Franklin/Templeton
                                   Investor Services, Inc.; officer and/or
                                   director, as the case may be, of most other
                                   principal domestic subsidiaries of the
                                   Company; director, trustee or managing
                                   general partner, as the case may be, of 34
                                   of the investment companies in the Franklin
                                   Group of Funds and 24 of the investment
                                   companies in the Templeton Family of Funds,
                                   and officer of most of such investment
                                   companies; and Director, General Host
                                   Corporation;.

Harmon E. Burns              50    Executive Vice President, Director and
                                   Secretary of the Company; Executive Vice
                                   President, Franklin Advisers, Inc. and
                                   Franklin/Templeton Distributors, Inc.;
                                   Director, Templeton Worldwide, Inc.,
                                   Franklin/Templeton Investor Services, Inc.,
                                   and Franklin Bank; officer and/or director,
                                   as the case may be, of most other principal
                                   domestic subsidiaries of the Company;
                                   director, trustee or managing general
                                   partner, as the case may be, of all of the
                                   investment companies in the Franklin Group
                                   of Funds and 6 of the investment companies
                                   in the Templeton Family of Funds; and
                                   officer of all of the investment companies
                                   in the Franklin Group of Funds.

Rupert H. Johnson, Jr.       55    Executive Vice President and Director of
                                   the Company; Director and President,
                                   Franklin Advisers, Inc.; Director and
                                   Executive Vice President,
                                   Franklin/Templeton Distributors, Inc.;
                                   Director, Franklin/Templeton Investor
                                   Services, Inc., Templeton Worldwide, Inc.,
                                   and Franklin Bank; officer and/or director,
                                   as the case may be, of most other principal
                                   domestic subsidiaries of the Company;
                                   director, trustee or managing general
                                   partner, as the case may be, of 34 of the
                                   investment companies in the Franklin Group
                                   of Funds and 6 of the investment companies
                                   in the Templeton Family of Funds, and
                                   officer of all of the investment companies
                                   in the Franklin Group of Funds.

Kenneth V. Domingues         63    Senior Vice President of the Company; Chief
                                   Financial Officer and Chief Accounting
                                   Officer from August 1986 to March 1993;
                                   officer of some of the other principal
                                   domestic subsidiaries of the Company;
                                   director, trustee or managing general
                                   partner, as the case may be, of 3 of the
                                   investment companies in the Franklin Group
                                   of Funds; and officer of all the investment
                                   companies in the Franklin Group of Funds.

Martin L. Flanagan           35    Senior Vice President, Chief Financial and
                                   Accounting Officer and Treasurer of the
                                   Company; Executive Vice President and
                                   Director of  Templeton Worldwide, Inc.;
                                   President, Chief Executive Officer and
                                   Director of Templeton Global Investors,
                                   Inc.; officer of most the subsidiaries of
                                   the Company since March, 1993; director or
                                   trustee of 24 of the investment companies
                                   in the Templeton Family of Funds; and
                                   officer of all of the investment companies
                                   in the Franklin Group of Funds and 24 of
                                   the investment companies in the Templeton
                                   Family of Funds.  From January 1992 through
                                   October 1992, Executive Vice President,
                                   Director and Chief Operating Officer of Old
                                   TGH.  For more than five (5) years, prior
                                   to that, Mr. Flanagan served as Chief
                                   Financial Officer and in various executive
                                   capacities with Old TGH.

Deborah R. Gatzek            47    Senior Vice President of the Company since
                                   March 1990; Vice President of the Company
                                   from March, 1986 to March 1990; Senior Vice
                                   President, Franklin/Templeton Distributors,
                                   Inc.; Vice President, Franklin Advisers,
                                   Inc.; and an officer of most other
                                   principal domestic subsidiaries of the
                                   Company; officer of all the investment
                                   companies in the Franklin Group of Funds.

Charles E. Johnson           39    Senior Vice President of the Company;
                                   President and Director, Templeton
                                   Worldwide, Inc.; President, Franklin
                                   Institutional Services Corporation; Senior
                                   Vice President, Franklin/Templeton
                                   Distributors Inc.; Chairman, Franklin
                                   Agency, Inc.; Vice President, Franklin
                                   Advisers, Inc.; officer and/or director, as
                                   the case may be, of other domestic and
                                   international subsidiaries of the Company;
                                   director, trustee or managing general
                                   partner, as the case may be, of 8 of the
                                   investment companies in the Franklin Group
                                   of Funds and 5 of the investment companies
                                   in the Templeton Family of Funds, and
                                   officer of some of such investment
                                   companies; employed in various capacities
                                   by the Company or its subsidiaries since
                                   1985.

William J. Lippman           70    Senior Vice President since March
                                   1990; Senior Vice President,
                                   Franklin Advisers, Inc. and
                                   Franklin/Templeton Distributors, Inc.;
                                   Director, Templeton Worldwide, Inc.;
                                   officer and director, trustee or managing
                                   general partner, as the case may be, of
                                   some of the investment companies in the
                                   Franklin Group of Funds. Until June 1988,
                                   President, Chief Executive Officer, and
                                   Director of L.F. Rothschild Fund
                                   Management, Inc., Director of L.F.
                                   Rothschild Asset Management, Inc.,
                                   Administrative Managing Director and
                                   Director of L.F. Rothschild & Co.,
                                   Incorporated.

Jennifer J. Bolt             31    Vice President of the Company since June
                                   1994; Executive Vice President, Franklin
                                   Bank since August 1993 and Senior Credit
                                   Officer; President, Franklin Capital
                                   Corporation, since November 1993; employed
                                   by the Company in various other capacities
                                   for more than the past five (5) years.

Loretta Fry                  63    Vice President of the
                                   Company; Vice President,
                                   Franklin/Templeton Distributors, Inc.;
                                   employed by the Company in various
                                   administrative and operations capacities
                                   for more than five years.

Donna S. Ikeda               39    Vice President since October
                                   1993; re-joined the Company in
                                   August 1993.  Previously employed
                                   from 1982 to 1990 as Director of Human
                                   Resources and also held position as
                                   Manager/AVP of  Shareholder Services,
                                   Retirement Plan Phone Service and Customer
                                   New Accounts.  From 1990 until August 1993,
                                   Vice President, Human Resources for G.T.
                                   Capital Management, Inc. and G.T. Global
                                   Financial  Services, Inc., mutual fund
                                   management and financial services companies.

Gregory E. Johnson           34    Vice President of the Company since June
                                   1994;  President, Franklin/Templeton
                                   Distributors, Inc. since September 1994;
                                   Senior Vice President, Franklin Advisers,
                                   Inc.  Prior to that time, Senior Vice
                                   President and Assistant National Sales
                                   Manager, Franklin/Templeton Distributors,
                                   Inc.

Gordon F. Jones              48    Vice President and Chief Information
                                   Officer of the Company since March 1995.
                                   From March 1990 to March 1995, Vice
                                   President of Novell, Inc., a worldwide
                                   network systems company; Vice President and
                                   Chief Information Officer of Novell, Inc.
                                   from March 1994 to March 1995.

Leslie M. Kratter            50    Vice President of the Company since March
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


Charles B. Johnson and Rupert H. Johnson, Jr. are brothers. Peter M. Sacerdote, a director of the Company, is a brother-in-law of Charles B. Johnson and Rupert
H. Johnson, Jr. Charles E. Johnson is the son of Charles B. Johnson and the nephew of Rupert H. Johnson, Jr. and Peter Sacerdote. Gregory E. Johnson is the son of Charles B. Johnson, the nephew of Rupert H. Johnson, Jr. and Peter Sacerdote and the brother of Jennifer Bolt and Charles E. Johnson. Jennifer Bolt is the daughter of Charles B. Johnson, the niece of Rupert H. Johnson, Jr. and Peter Sacerdote, and the sister of Charles E. Johnson and Gregory E. Johnson. Leslie M. Kratter is the spouse of Deborah R. Gatzek.








                                          PART II

Item 5. Market for Registrant's Common Equity and Related
        Stockholder Matters


The Company's common stock is traded on the New York Stock Exchange ("NYSE"), the Pacific Stock Exchange (Symbol: BEN) and the London Stock Exchange. On September 30, 1995, the closing price of the Company's common stock on the NYSE was $57 5/8 per share. At December 12, 1995, there were approximately 1,800 shareholders of record. In addition, the Company estimates that there are approximately 12,000 beneficial shareholders whose shares are held in street name. The high and low sales prices by quarter for the 1995 and 1994 fiscal years, as traded on the NYSE Composite Tape, were as follows:


                          1995 FISCAL YEAR                              1994 Fiscal Year

QUARTER              HIGH                    LOW                     HIGH                 LOW


Oct-Dec              41 3/8                 34                       51 7/8              41 3/8

Jan-Mar              40                     33                       51                  39 3/4

Apr-June             46 1/8                 38 1/4                   40 5/8              33 5/8

July-Sept            58                     42 1/2                   40 1/4              34 1/4



The Company paid dividends of $0.40 per share in fiscal 1995 and $0.32 per share in fiscal 1994. The Company expects to continue paying dividends on a quarterly basis to common stockholders depending upon earnings and other relevant factors.








Item 6. Selected Financial Highlights

(in 000's, except Assets under Management and per share amounts )

September 30,                         1995          1994          1993         1992        1991
Summary of Operations:
Operating revenues                     $845,803      $812,770      $631,388    $370,943    $300,604
Net Income                             $268,945      $251,308      $175,522    $124,051     $98,236

Financial Data:
Total assets                         $2,244,681    $1,968,758    $1,581,534    $834,287    $578,610
Notes payable and leases               $469,571      $468,150      $506,536    $155,541      $5,551
Stockholders' equity                 $1,161,043      $930,815      $720,378    $467,209    $363,014

Assets Under Management
(in millions)                          $130,837      $118,172     $ 107,490    $ 69,218     $57,877

Per Common Share*:
Earnings
 Primary                                  $3.24         $3.00         $2.12       $1.59       $1.26
 Fully diluted                            $3.20         $3.00         $2.10       $1.59       $1.26
Cash dividends                             $.40          $.32          $.28        $.26        $.23
Stockholders' equity                     $13.82        $11.09         $8.77       $5.99       $4.66

* Amounts are restated to reflect a 2-for-1 stock split in March 1992.



Item 7. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

GENERAL
Franklin Resources, Inc. and its majority-owned subsidiaries (the "Company") derives substantially all of its revenue and net income from providing investment management, administration, distribution and related services to the Franklin Templeton funds, managed accounts and other investment products. The Company has a diversified base of assets under management and a full range of investment products and services to meet the needs of most individuals and institutions.

During 1995, assets under the Company's management grew to $130.8 billion, an increase of $12.7 billion (11%) over September 30, 1994, which was the result of both net sales and market appreciation.

The Company operates in five geographic areas of the world: the United States, Canada, the Bahamas, Europe and Asia/Pacific. At September 30, 1995, the Company had offices in 18 countries. The following offices were opened with the intent of widening investment research capabilities, as well as, in some cases, supporting local distribution activities:

Bombay, India                     Milan, Italy
Buenos Aires, Argentina           Moscow, Russia
Ho Chi Minh City, Vietnam         Paris, France
Johannesburg, South Africa        Warsaw, Poland


The contributions to the Company's operating profits from non-U.S. operations increased in 1995 principally as a result of an increase in fee revenues from investment management services provided by its foreign subsidiaries. In the future, the contribution to operating revenue, as well as the contribution to operating profit, will be dependent upon the amount and composition of assets managed by its subsidiaries.

Despite the Company's global presence, its exposure to adverse fluctuations in foreign currency markets is limited because a material portion of the foreign subsidiaries' revenues and the majority of their monetary assets are U.S. dollar denominated, while fixed assets in those locations are not significant. Furthermore, custody of a material portion of the foreign subsidiaries' monetary assets are held with U.S. financial institutions. In 1995, 93% of the Company's operating revenue was earned in U.S. dollars. The Company has not deemed it necessary to enter into foreign currency hedging transactions.

The Company participates in the financial derivatives markets to manage its exposure to interest rate fluctuations. The Company has entered into interest rate swap agreements to convert interest payment obligations under variable rate debt instruments to fixed-rate interest payment obligations.

RESULTS OF OPERATIONS
Net income for the year ended September 30, 1995 was $268.9 million, an increase of $17.6 million (7%) from $251.3 million in 1994, and an increase of $75.8 million (43%) from $175.5 million in 1993.

These increases were primarily attributable to increases in revenue generated by assets under management. Results of operations will continue to be dependent upon general economic growth, the strength of capital markets and the Company's ability to meet market demands with competitive products and services. Operating revenues will be specifically dependent upon the amount and composition of assets under management, and mutual fund sales, as well as the number of mutual fund investors and institutional clients. Operating expenses are expected to increase with the Company's continued expansion, the increase in competition and the Company's continued commitment to improve its products and services. These endeavors will likely result in an increase in selling expenses, employment costs, and other general and administrative expenses.



Assets under management
(in millions)

                                    YEAR ENDED SEPTEMBER 30,
                                     1995    1994     1993


FRANKLIN TEMPLETON GROUP:


FIXED-INCOME FUNDS:

Tax-free income                    $40,487  $39,432  $40,741
U.S. government fixed income
 (primarily GNMAs)                  14,679   14,676   18,430
Taxable and tax-free money funds     2,792    2,629    2,342
Global/international fixed-income    2,784    2,491    2,429
TOTAL FIXED-INCOME FUNDS            60,742   59,228   63,942

EQUITY AND INCOME FUNDS:
Global/international equity         35,977   28,049   19,463
U.S. equity/income                  17,258   17,559   15,515

TOTAL EQUITY AND INCOME FUNDS       53,235   45,608   34,978

TOTAL FRANKLIN TEMPLETON
 FUND ASSETS                       113,977  104,836   98,920

FRANKLIN TEMPLETON
 INSTITUTIONAL ASSETS               16,860   13,336    8,570

TOTAL FRANKLIN TEMPLETON GROUP    $130,837 $118,172 $107,490

Changes in assets under management
(in millions)

                                     1995     1994     1993

Assets under management - beginning $118,172 $107,490  $69,218
Merger with Templeton                     -       -     20,372
Sales and reinvestments              27,934    41,121   42,537
Redemptions                         (22,461)  (28,760) (31,057)
Market appreciation/(depreciation)    7,192    (1,679)   6,420
ASSETS UNDER MANAGEMENT - ENDING   $130,837  $118,172 $107,490

Assets under the Company's management increased by $12.7 billion (11%) in fiscal 1995, $10.7 billion (10%) in fiscal 1994 and $38.3 billion (55%) in fiscal 1993, respectively. The merger with the Templeton organization on October 30, 1992 increased the Company's assets under management at the time of the merger in fiscal 1993 by over $20 billion dollars.

As shown in the tables above, the composition of assets under management has changed over the past three years. This development is a result of changes in relative sales, redemptions and market value among the specific asset classes. The volatility of these factors will continue to affect operating revenues and results of operations in the future.

Fixed-income funds represented 46% of assets under management at September 30, 1995 as compared to 50% and 59% at September 30, 1994 and 1993, respectively. The trend of net redemptions and market depreciation in various fixed-income funds during the first six months of fiscal year 1995 began to reverse during the second six months of the year. In 1995, investors showed more interest in tax-free income funds due to higher income tax rates which became effective during 1994, regaining most of the decline in assets in 1994 as compared to 1993. Net assets in U.S. government fixed-income funds remained unchanged compared to 1994 after a decline compared to 1993. The Company maintains a conservative investment philosophy which does not utilize derivative securities to any material degree to enhance yields of fixed-income portfolios.

Equity and income funds represented 41% of assets under management at September 30, 1995 as compared to 39% and 33% at September 30, 1994 and 1993, respectively. This relative increase was primarily a result of the growth in the Templeton Family of Funds. Net assets of global/international equity funds were $36.0 billion at September 30, 1995, an increase of $7.9 billion (28%) over 1994 and an increase of $8.6 billion (44%) over 1993. Investors seeking increased diversity and the prospect of above-average investment returns have been attracted to international equity funds during these periods.

Institutional assets under management, comprised of predominantly global/international equity portfolios, represented 13%, 11% and 8% of the Company's assets under management at September 30, 1995, 1994 and 1993, respectively. The growth was primarily the result of an increase in the number of clients during these periods. The Company continues expansion of the services it provides in this area.

OPERATING REVENUES

Investment management fees:
(in millions)

                               1995     1994    1993

Revenues                     $731.3   $647.7  $489.7

12-month average assets
 under management          $121,614 $115,443 $96,834

The Company's revenues from investment management fees are derived primarily from fixed-fee arrangements based upon the level of assets under management with open-end and closed-end investment companies and managed accounts. Annual rates, under the various investment management agreements, vary and generally decline as the average net assets of the portfolios exceed various threshold levels. There have been no significant changes in the management fee structures for the Franklin Templeton Group in the periods under review.

Investment management fees for the period ended September 30, 1995 increased $83.6 million (13%) over 1994, which increased $158.0 million (32%) over 1993. This was the result of an increase in, and a shift in composition of, average assets under management to higher fee equity and income funds during the three years under consideration.


Underwriting commissions, net:
(in millions)

                              1995     1994     1993

Revenues                      $37.1    $96.6   $87.1

Gross fund sales and
 reinvestments of products
 subject to commissions     $15,458  $22,460 $20,200

Revenues from underwriting commissions are earned primarily from fund sales. Most sales of Franklin Templeton funds include a sales commission, of which a significant portion is reallowed to selling intermediaries.

Net underwriting commissions for the year ended September 30, 1995 decreased $59.5 million (62%) from 1994, which increased $9.5 million (11%) over 1993. The decrease in 1995 from 1994 was primarily due to a 31% decrease in fund sales. An additional factor causing the decrease was the change in the composition of sales of fund products sold in the U.S. and Canada to those products with lower underwriting commission retention rates. The increase in underwriting commissions in 1994 as compared to 1993 resulted primarily from an increase in fund sales during that period.

During 1995, the boards of directors and/or shareholders of many of the Franklin and Templeton funds approved proposals to offer multiple classes of shares. Many of the Franklin Templeton funds introduced the new class of shares, called Class II, during the third quarter of the current fiscal year. Class II shares are intended to expand the distribution of fund shares to a broader audience of investors who have different pricing preferences, but who share similar investment objectives. While the new class of shares will increase distribution expenses to the Company as compared to the existing class of shares and will utilize the Company's capital resources over the short term, the Company believes that Class II shares will result in an overall increase in assets under management by expanding distribution of fund shares. Sales of Class II shares have represented 8% of total long-term U.S. mutual fund sales for the Company since their introduction in May, 1995. The financial impact of Class II shares is further discussed under Financial Condition, Liquidity and Capital Resources.

During 1994, many of the shareholders of the Franklin Group of Funds(R) approved distribution plans pursuant to Rule 12b-1 of the Investment Company Act of 1940. In conjunction with the implementation of these plans, the Franklin mutual fund sales commission structure was modified to eliminate sales charges on reinvested dividends and to replace them with an increased front-end sales charge. These changes are expected to provide a more competitive sales structure while making underwriting commission revenues more sensitive to sales levels.

Transfer, trust and related fees:
(in millions)

                              1995      1994    1993

Revenues                      $68.7    $54.6   $45.1

Number of accounts              4.7      4.4     3.3

Transfer, trust and related fees are generally fixed charges per account which vary with the particular type of fund and the service being rendered. Consequently, these fees are principally dependent upon the number of shareholder accounts.

Transfer, trust and related fees for the period ended September 30, 1995 increased $14.1 million (26%) as compared to 1994, an increase of $9.5 million (21%) over 1993. The increases were related principally to increases in retail fund shareholder accounts. Retail fund shareholder accounts increased to 4.7 million as of September 30, 1995 from 4.4 million and 3.3 million as of September 30, 1994 and 1993, respectively. On July 1, 1995, approximately 85 of the Company's U.S. mutual funds consisting of approximately 2.5 million shareholder accounts implemented an average annual increase of $4 per shareholder account. During 1993, the Company combined its transfer agency activities into a single entity which has, and should continue to result in, improved efficiencies and services.

Banking/finance, net and other:
(in millions)

                                              1995    1994   1993

Revenues                                     $54.5   $31.5  $22.9
Provision for loan losses                    (17.2)   (5.4)  (4.1)
Interest expense                             (28.6)  (12.2)  (9.4)
                                             ---------------------
                                              $8.7   $13.9   $9.4

YIELD ON AVERAGE EARNING ASSETS                9.0%    9.6%   9.7%
COST OF AVERAGE INTEREST-BEARING LIABILITIES   5.9%    4.7%   5.0%

Banking/finance, net and other for the year ended September 30, 1995 decreased $5.2 million (37%) over 1994, as compared to an increase of $4.5 million (48%) over 1993. The decrease in 1995 was due to an $11.8 million increase in the provision for loan losses and a $16.4 million increase in interest expense attributable to the banking/finance group, partially offset by a $22.3 million increase in banking/finance group gross revenues due to a 110% increase in average loans outstanding during the period. The increase in 1994 over 1993 was primarily due to a 72% increase in average loans outstanding during the period.

Interest expense of the banking subsidiary for the year ended September 30, 1995 was $10.2 million, an increase of $0.8 million (9%) as compared to 1994 and 1993. During 1995 and 1994, a portion of the banking/finance group's loans receivable were financed through the Company. The interest expense on the amount funded by the Company was $18.3 million and $2.9 million in 1995 and 1994, respectively. The increase during 1995 was a result of increased borrowings related to the growth in auto loan and credit card portfolios.

OPERATING EXPENSES
Operating expenses:
(dollars in millions)

                                1995    1994    1993

General and administrative     $389.2  $358.7  $277.4
Selling                          70.2    69.1    52.1
Amortization of goodwill         18.3    18.3    17.0
                               ----------------------
                               $477.7  $446.1  $346.5

Operating margins                 44%     45%      45%

Operating expenses for the year ended September 30, 1995 increased $31.6 million (7%) over 1994, an increase of $99.6 million (29%) over 1993. These increases principally resulted from the general expansion of the organization. Operating income as a percentage of operating revenue was 44% for the year ended September 30, 1995 as compared to 45% for the years ended September 30, 1994 and 1993.

General and administrative expenses were $389.2 million for the year ended September 30, 1995, an increase of $30.5 million (9%) as compared to 1994, and an increase of $81.3 million (29%) over 1993. These increases were due to higher employment, technology and facility costs related to the general expansion of the business. In 1994, the Company implemented an annual incentive plan which provides eligible employees payment of both cash and restricted stock. The costs associated with the annual incentive plan are charged to income currently. Costs associated with restricted stock awards granted prior to the adoption of the annual incentive plan are amortized over the contract period. Deferred incentives vest through 1998. Employment costs represented 55%, 56% and 52% of total operating expenses in 1995, 1994 and 1993, respectively.

The Company has evaluated the potential impairment of goodwill on the basis of the expected future operating cash flows to be derived from this intangible asset in relation to the Company's carrying value and has determined that there is no impairment. The Company will periodically review the carrying value of goodwill for potential impairment.

OTHER INCOME (EXPENSES)
Investment and other income for the year ended September 30, 1995 was $29.7 million, an increase of $7.0 million (31%) from 1994, and an increase of $4.4 million (24%) from $18.3 million in 1993. The net increases in investment income during 1995 and 1994 resulted from a combination of factors, including the increase in average balances of cash equivalents and investment securities, an increase in the average level of interest rates and the realization of capital gains as compared to prior years.

Interest expense, exclusive of banking/finance group interest, for the year ended September 30, 1995 was $11.2 million, a decrease of $15.7 million (58%) from 1994, which decreased $1.9 million from 1993. The decrease in interest expense during 1995 and 1994 is primarily due to the Company's paydown of outstanding debt used to finance operations.

The Company has entered into interest rate swap agreements to convert interest payments under variable rate commercial paper to fixed-rate interest payment obligations without exchanging the underlying principal amounts. At September 30, 1995, the Company had swap agreements outstanding with an aggregate notional amount of $155 million, maturing at various times over a forty-eight month period from the balance sheet date. The fixed rates of interest range from 5.015% to 6.451%. These financial instruments are placed with major financial institutions. The credit worthiness of the counterparties is subject to continuing review and full performance is anticipated.

During the year ended September 30, 1995, the Company had the following interest rate swap agreements outstanding. The interest differential between the fixed rate and floating rate to be paid or received is accrued as an increase or decrease to interest expense over the period of the agreements.

Swap agreements:
   Issue        Maturity       Notional       Fixed
   Date           Date          Amount         Rate

  3/8/93         1/30/95      $75 million      4.44%

  3/8/93         1/29/96      $30 million      5.015%

  8/14/95        8/14/99      $75 million      6.451%

  9/7/95         9/7/99       $50 million      6.24%

The Company's effective interest rate at September 30, 1995, including interest on the banking/finance group debt, was 6.17% on $465.9 million of outstanding commercial paper, medium-term notes and subordinated debentures as compared to 5.70% on $462.9 million of debt outstanding at September 30, 1994. At September 30, 1995, commercial paper comprised $235.9 million of debt outstanding with an effective interest rate of 6.37% including swaps and 5.87% excluding swaps, as compared to $232.9 million outstanding at September 30, 1994 with an effective interest rate of 4.75% including swaps and 4.77% excluding swaps. Medium-term notes comprised $80 million of the total debt outstanding with an effective interest rate of 6.50% at September 30, 1995 and 1994. Subordinated 6.25% debentures, due August 3, 2002, comprised $150 million of the total debt outstanding at September 30, 1995 and 1994 with and effective interest rate of 6.65% and 6.61%, respectively.

TAXES ON INCOME
The Company's effective tax rate was 30.4%, 30.7% and 36.0% in 1995, 1994 and 1993, respectively. The Company's effective tax rate differs from the U.S. statutory rates as a substantial portion of the undistributed earnings of the Company's foreign subsidiaries has been reinvested. The effective tax rate will continue to be sensitive to the relative contribution to taxable income of foreign earnings which are subject to reduced tax rates and are not currently includable in U.S. taxable income. The Company does not provide taxes on these earnings.

FINANCIAL CONDITION, LIQUIDITY
AND CAPITAL RESOURCES
Stockholders' equity was $1,161.0 million at September 30, 1995, an increase of $230.2 million (25%) from $930.8 million at year end 1994, and an increase of $210.4 million (29%) from $720.4 million at year end 1993.

Cash provided by operating activities for the period ended September 30, 1995 was $296.3 million, an increase of $21.7 million (8%) compared to $274.8 million in 1994. The increase in fees receivable from the Franklin Templeton funds primarily resulted from an increase in investment management fee revenue.

Net cash expended in investing activities in 1995 was $152.0 million, including a net $39.3 million used to purchase corporate investments in the Franklin Templeton funds and other investments and $40.4 million used to purchase premises and equipment. The Company anticipates that 1996 property and equipment acquisitions, currently expected to be at levels comparable to 1995, will be funded from liquid assets currently available and from future operating cash inflows. Most of the remainder of cash used in investing activities funded net increases in the banking/finance group's loans receivable. Banking/finance loans receivable, net, increased during 1995 and 1994 primarily due to $72.5 million and $255.9 increases in dealer auto loans, respectively.

As of September 30, 1995, the auto loan portfolio consisted of approximately 50% new and 50% used cars. Approximately 50% of the auto loans outstanding were in California, approximately 20% in New Mexico and the balance distributed throughout the western United States. The Company has experienced an increase in delinquency rates since September 30, 1994 and, in response, has expanded its auto loan collection efforts and enhanced the systems supporting those activities. The following is an analysis of the allowance for loan losses, delinquency rates and credit losses.


Banking/finance allowance for loan losses:
(dollars in millions)

                                        1995    1994   1993

Beginning balance                       $3.2    $1.5   $2.1

 Provision:
   Dealer auto                          13.6     2.5    1.0
   Credit card                           3.3     2.8    3.0
   Other                                 0.3     0.1    0.1
                                       --------------------
                                        17.2     5.4    4.1
 Net charge-offs:
  Dealer auto                            8.8     0.6    1.0
  Credit card                            2.2     3.0    3.5
  Other                                  0.3     0.1    0.2
                                       ---------------------
                                       (11.3)   (3.7)  (4.7)

ENDING BALANCE                           $9.1    $3.2   $1.5

% of gross receivables                    1.8%    0.7%   1.1%

TOTAL LOANS PAST DUE                    $26.5    $9.0   $2.8

Total banking/finance loans outstanding
 % past due                               5.3%    2.1%   2.0%

The Company anticipates continued increases in its investment in credit card and dealer auto loan portfolios. The Company intends to continue funding these investments through operating cash flows and existing debt facilities. Additionally, the Company will continue to review alternative funding sources such as securitization of the auto loan portfolio.

The Company used net cash of $93.0 million in 1995 for financing activities. The issuance of $34.5 million in commercial paper was offset by $32.8 million in payments on debt. The Company paid $31.7 million in dividends to stockholders. During the year ended September 30, 1995, the Company purchased 1,125,934 Franklin Resources, Inc. shares for $41.7 million and employees exercised options on 18,404 shares for $0.4 million. The Company has 1,869,266 shares remaining under its authorized repurchase program. The Company will continue from time to time to purchase its own shares in the open market and in private transactions for use in connection with various corporate employee incentive programs and when it believes the market price of its shares merits such action. At September 30, 1995, the Company held liquid assets of $643.2 million, including $261.7 million of cash and cash equivalents as compared to $515.0 million and $210.4 million, respectively, at September 30, 1994.

Distribution of Class II shares requires the Company to advance a one percent dealer commission which will be recouped substantially during the subsequent twelve-month period primarily through a 0.75% and 0.50% asset-based sales charge on equity and fixed-income funds, respectively. The one percent dealer commission is deferred and amortized on a straight-line basis over an eighteen-month period. From the introduction of Class II shares on May 1, 1995 through September 30, 1995, the Company has advanced $3.9 million in dealer commissions. During 1995, the Company's Canadian subsidiary advanced approximately $3.7 million in dealer commissions earned from the sale of similarly priced products. The five percent dealer commission payable on the Canadian products is deferred and amortized on a straight-line basis over a forty-month period. The Company anticipates increased sales of Class II shares as well as similarly priced products in Canada and Europe which will result in increased advances of dealer commissions. The Company has and will fund such advances through operating cash flows and existing debt facilities.

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

The $150 million of subordinated debentures bear interest at the rate of 6.25% per annum, payable in semiannual installments of approximately $4.7 million. The debentures are redeemable at the election of the holder, anytime on or after August 3, 1997, at a price ranging from 92.22% to 100% of face value. At September 30, 1995, the effective interest rate on the subordinated debentures was 6.65%.

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

On December 8, 1994, the Company announced that it had applied for and received approval from the Securities and Exchange Commission to purchase $7.1 million of unsecured Orange County obligations from two of its money market mutual funds. The Company purchased these securities on a voluntary basis to alleviate any concerns by those funds' shareholders and does not anticipate any significant losses as a result. The maturity date on such obligations has been extended in consideration of increased interest rates. Orange County continues to service the notes and the Company believes that it will fully recover principal and interest due on the obligations.

The Company does not utilize foreign exchange contracts or options to hedge its foreign currency exposures.

CHANGES IN ACCOUNTING PRINCIPLES
During fiscal 1993, the Company adopted Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes," and No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The cumulative effects of adopting these standards were immaterial.





Item 8.  Financial Statements and Supplementary Data

Index Of Consolidated Financial Statements for the years ended September 30, 1995, 1994 and 1993


                                    CONTENTS

Consolidated Financial Statements of Franklin Resources, Inc.:

                                                       Pages

Report of Independent Accountants

Consolidated Balance Sheets
   September 30, 1995 and 1994

Consolidated Statements of Income, for the years ended
   September 30, 1995, 1994, and 1993

Consolidated Statements of Stockholders' Equity, for the years ended September 30, 1995, 1994 and 1993

Consolidated Statements of Cash Flows,
   for the years ended September 30, 1995, 1994 and 1993

Notes to Consolidated Financial Statements


  All schedules have been omitted as the information is provided in the financial statements or in related notes thereto or is not required to be filed as the information is not applicable.









                        REPORT OF INDEPENDENT ACCOUNTANTS



         To the Board of Directors and Stockholders of Franklin Resources, Inc.:


         We have audited the consolidated financial statements of Franklin Resources, Inc. and subsidiaries as of September 30, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Franklin Resources, Inc. and subsidiaries as of September 30, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.






         San Francisco, California
         October 27, 1995






Consolidated Balance Sheets

September 30, 1995 and 1994 (Dollars in thousands)   1995         1994
ASSETS

Current Assets:
Cash and cash equivalents                           $246,184     $190,415
Receivables:
 Fees from Franklin Templeton funds                  110,972       88,801
 Other                                                38,407       36,160
Investment securities, available-for-sale            208,478      153,292
Prepaid expenses and other                             7,167        8,230
TOTAL CURRENT ASSETS                                 611,208      476,898
Banking/Finance Assets:
Cash and cash equivalents                             15,515       19,961
Loans receivable, net                                450,013      391,824
Investment securities, available-for-sale             23,655       26,345
Other assets                                           6,876        5,290
TOTAL BANKING/FINANCE ASSETS                         496,059      443,420
Other Assets:
Investments:
 Investment securities, available-for-sale             15,291       9,144
 Real estate                                            8,826       9,014
Deferred costs                                         17,703       9,235
Premises and equipment, net                           118,628      94,218

Goodwill, net of $56,375 and $38,070
 accumulated amortization, respectively               660,363     678,668
Receivable from banking/finance group                 302,273     230,773
Other assets                                           14,330      17,388
TOTAL OTHER ASSETS                                  1,137,414   1,048,440
TOTAL ASSETS                                       $2,244,681  $1,968,758

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


Consolidated Balance Sheets
September 30, 1995 and 1994
(Dollars in thousands, except share data)              1995         1994

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Trade payables and accrued expenses                 $117,744     $126,809
Debt payable within one year                          87,204       84,482
Dividends payable                                      8,123        6,528
TOTAL CURRENT LIABILITIES                            213,071      217,819
Banking/Finance Liabilities:
Deposits of bank account holders:
 Interest bearing demand deposits                      7,039        7,727
 Non-interest bearing demand deposits                  9,747       17,976
 Savings and time deposits                           152,588      165,195
Payable to parent                                    302,273      230,773
Other liabilities                                      2,076          973
TOTAL BANKING/FINANCE LIABILITIES                    473,723      422,644
Other Liabilities:
Long-term debt                                       382,367      383,668
Other liabilities                                     14,477       13,812
TOTAL OTHER LIABILITIES                              396,844      397,480
TOTAL LIABILITIES                                  1,083,638    1,037,943
Commitments (Note 9)
Stockholders' Equity:

Preferred stock, $1.00 par value, 1,000,000 shares
authorized; none issued                                 --           --

Common stock, $.10 par value, 500,000,000 shares
authorized; 82,264,982 shares issued, and 80,939,611
and 81,597,450 shares outstanding, for 1995 and 1994,
respectively                                            8,226        8,226

Capital in excess of par value                         92,190       92,283
Retained earnings                                   1,091,204      855,513
Less cost of treasury stock                           (48,519)     (25,409)
Other                                                  17,942          202
TOTAL STOCKHOLDERS' EQUITY                          1,161,043      930,815
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $2,244,681   $1,968,758

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

Consolidated Statements of Income
for the years ended September 30, 1995, 1994 and 1993
 (Dollars in thousands, except per share data)         1995          1994       1993

OPERATING REVENUES:
Investment management fees                           $731,252     $647,675     $489,735
Underwriting commissions, net                          37,147       96,570       87,119
Transfer, trust and related fees                       68,701       54,613       45,089
Banking/finance, net and other                          8,703       13,912        9,445
TOTAL OPERATING REVENUES                              845,803      812,770      631,388

OPERATING EXPENSES:
General and administrative                            389,219      358,685      277,413
Selling                                                70,138       69,073       52,119
Amortization of goodwill                               18,305       18,311       16,988
TOTAL OPERATING EXPENSES                              477,662      446,069      346,520
Operating income                                      368,141      366,701      284,868

OTHER INCOME (EXPENSES):
Investment and other income                            29,673       22,703       18,290
Interest expense                                      (11,159)     (26,883)     (28,760)
OTHER INCOME (EXPENSES), NET                           18,514       (4,180)     (10,470)
Income before taxes on income                         386,655      362,521      274,398
Taxes on income                                       117,710      111,213       98,876
NET INCOME                                           $268,945     $251,308     $175,522

EARNINGS PER SHARE:
Primary                                                 $3.24        $3.00        $2.12
Fully diluted                                           $3.20        $3.00        $2.10

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
STATEMENTS.

Consolidated Statements of Stockholders' Equity

for the years ended                                Capital in
September 30, 1995, 1994 and 1993   Common Stock   Excess of  Retained      Treasury Stock
(Shares and dollars in thousands) Shares    Amount Par Value  Earnings    Shares     Amount     Other      Total

Balance, October 1, 1992           78,807  $7,881         -   $477,861      (809)  $(18,533)        -    $467,209
Net income                                                     175,522                                    175,522
Unrealized gain on investment
 securities, net of tax                                                                        $6,242       6,242
Foreign currency translation adjustment                                                           179         179
Cash dividends on common stock                                 (22,984)                                   (22,984)
Exercise of options                   17       2    (3,648)                  235      5,816                 2,170
Issuance of stock for
 Templeton acquisition             2,894     289    87,331                                                 87,620
Issuance of restricted shares,
less amortization of $4,420          381      38                             574     12,717    (8,335)      4,420
Balance, September 30, 1993       82,099   8,210    83,683     630,399         -          -    (1,914)    720,378
Net income                                                     251,308                                    251,308
Unrealized gain on investment
 securities, net of tax                                                                         1,836       1,836
Foreign currency translation adjustment                                                           352         352
Purchase of treasury stock                                                  (672)   (26,410)              (26,410)
Cash dividends on common stock                                 (26,194)                                   (26,194)
Exercise of options                   11       1       157                                                    158
Issuance of stock for acquisition     36       4     1,646                                                  1,650
Issuance of restricted shares,
 less amortization of $6,318         119      11     6,797                     5      1,001       (72)      7,737
Balance, September 30, 1994       82,265   8,226    92,283     855,513      (667)   (25,409)      202     930,815
Net income                                                     268,945                                    268,945
Unrealized gain on investment
 securities, net of tax                                                                        13,745      13,745
Foreign currency translation adjustment                                                           835         835
Purchase of treasury stock                                                (1,126)   (41,749)              (41,749)
Cash dividends on common stock                                 (33,254)                                   (33,254)
Exercise of options                                   (307)                   18        682                   375
Issuance of stock for acquisition                      262                    19        836                 1,098
Issuance of restricted shares,
 less amortization of $5,189                           (48)                  431     17,121     3,160      20,233
Balance, September 30, 1995       82,265  $8,226   $92,190  $1,091,204    (1,325)  $(48,519)  $17,942  $1,161,043

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
STATEMENTS.


Consolidated Statements of Cash Flows
for the years ended September 30, 1995, 1994 and 1993 (Dollars in thousands)     1995         1994         1993
Net income                                                                     $268,945     $251,308     $175,522
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in receivables, prepaid expenses and other                  (14,947)         142      (22,900)
Increase (decrease) in trade payables and accrued expenses                        3,512       (3,594)      15,481
Increase (decrease) in deferred taxes, net                                          608       (8,346)       4,021
Depreciation and amortization                                                    40,940       36,693       24,286
Losses (gains) on real estate investments                                        (2,604)      (1,396)       2,969
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       296,454      274,807      199,379
Liquidation (purchase) of Franklin Templeton funds, net                         (37,383)      (8,132)     131,073
Purchase of banking/finance investment portfolio                               (110,163)     (97,570)     (60,877)
Liquidation of banking/finance investment portfolio                             113,265      140,547       39,013
Purchases and originations of banking/finance loans receivable                 (222,341)    (310,744)     (84,079)
Collections of banking/finance loans receivable                                 146,963       42,529       85,807
Purchase of premises and equipment and other                                    (40,365)     (39,153)     (20,138)
Liquidation (purchase) of real estate and other investments, net                 (1,942)        (874)       1,385
Acquisition of Templeton, net of cash acquired                                       --           --     (631,944)
NET CASH USED IN INVESTING ACTIVITIES                                          (151,966)    (273,397)    (539,760)
Increase (decrease) in deposits of bank account holders                         (21,525)      (3,937)      17,573
Exercise of common stock options                                                    375          158        1,997
Dividends paid on common stock                                                  (31,688)     (25,415)     (22,307)
Purchase of treasury stock                                                      (41,749)     (26,410)          --
Issuance of debt                                                                 34,254      399,431      360,000
Payments on debt                                                                (32,832)    (437,813)     (22,574)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                             (93,165)     (93,986)     334,689
Increase (decrease) in cash and cash equivalents                                 51,323      (92,576)      (5,692)
Cash and cash equivalents, beginning of year                                    210,376      302,952      308,644
CASH AND CASH EQUIVALENTS, END OF YEAR                                         $261,699     $210,376     $302,952

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
 Interest, including banking/finance group interest                             $28,129      $31,004      $34,577
 Income taxes                                                                  $125,496      $98,691      $94,963
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Value of common stock issued in Templeton acquisition                                --           --     $100,376
Value of common stock issued in other transactions                              $18,546       $8,044           --

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
STATEMENTS.





Notes to Consolidated Financial Statements

1. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation:

The consolidated financial statements include the accounts of Franklin Resources, Inc. and its majority-owned subsidiaries (the "Company"). The acquired Templeton, Galbraith & Hansberger Ltd. ("Templeton") operations are included from the acquisition date, October 30, 1992. All material intercompany accounts and transactions are eliminated from the consolidated financial statements except the intercompany payable from the banking/finance group to the parent to fund auto and credit card loans.

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

Major Customers:

Substantially all revenues earned by the Company are from providing investment management, underwriting, stock transfer and trust services to the Franklin Templeton funds that operate in the United States, Canada, Europe and other international markets under various rules and regulations set forth by the Securities and Exchange Commission, individual state agencies and foreign governments. All services provided to the Franklin Templeton funds are under contracts that definitively set forth the fees to be charged for these services. The majority of these contracts are subject to periodic review and approval by each fund's Board of Directors/Trustees and shareholders. Currently, no fund represents more than 10% of total revenues.

Recognition of Revenues:

Investment management, transfer, trust fees and investment income are all accrued as earned. Underwriting commissions on the sale of Franklin Templeton fund shares are recorded on the trade date, net of amounts paid to unaffiliated intermediaries. Operating revenues of the banking/finance group are presented net of interest expense and the provision for loan losses.

Interest expense:

Reported interest expense excludes interest expense attributable to the banking/finance group, which is included in banking/finance, net and other revenue.

Loans receivable:

Interest on auto installment loans is accrued principally using the rule of 78s method, which approximates the interest method. Interest on all other loans is accrued using the simple interest method.

Allowance for loan losses:

An allowance for loan losses is established as required based on historical experience, including delinquency and loss trends. A loan is charged to the allowance when it is deemed to be uncollectible, taking into consideration the value of the collateral, the financial condition of the borrower and other factors. Recoveries on loans previously charged off as uncollectible are credited to the allowance for loan losses.

Deferred Costs:

Deferred costs result from the sale of certain U.S., Canadian and European based Franklin Templeton funds which have deferred sales charges and distribution fees. Amortization of such deferred costs is charged against underwriting commission revenues on a straight-line basis over a period of up to eighteen months for the U.S. based funds, forty months for the Canadian based funds and four years for the European funds. Deferred costs related to the issuance of debt are amortized to interest expense over the life of the related debt.

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

Investment Valuation:

The Company's investments in the Franklin Templeton funds and other securities available-for-sale are carried at market value. Market values for investments in Franklin Templeton funds are based on the last reported net asset value. Market values for other investments are based on the last reported price on the exchange on which they are traded. Investments not traded on an exchange are carried at management's estimate of market value. Investments in real estate are carried at the lower of cost or net realizable value, with depreciation provided using the straight-line method over the estimated useful lives of the assets.

Realized gains and losses are recognized on the specific identification method and are included in investment income currently. Unrealized gains and losses are reported net of tax as a separate component of stockholders' equity until realized.

Financial Instruments
with Off-Balance Sheet Risk:

The Company is a party to interest rate swap agreements in effect on a portion of its long-term debt. The differential to be paid or received is accrued as the interest rates change and is recognized over the term of the agreements. The carrying value of these instruments approximated fair value.

Premises and Equipment:

Premises and equipment are recorded at cost and are depreciated on the straight-line basis over their estimated useful lives. Expenditures for repairs and maintenance are charged to expense when incurred. Leasehold improvements are amortized on the straight-line basis over their estimated useful lives or the lease term, whichever is shorter.

Goodwill:

The excess of cost over fair market value of the Company's acquisition of Templeton is amortized on a straight-line basis over a period of forty years. The Company has evaluated the potential impairment of goodwill on the basis of the expected future operating cash flows to be derived from this intangible asset in relation to the Company's carrying value and has determined that there is no impairment. Periodically, the Company will review the carrying value of goodwill for potential impairment.

Earnings Per Share:

Earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents (stock options and debenture option rights) considered outstanding during each year. The weighted average number of shares outstanding (rounded to the nearest thousand) during 1995, 1994 and 1993 was 81,243,000, 81,932,000 and 81,595,000, respectively.
Common stock equivalents (rounded to the nearest thousand) utilized in computing earnings per share in 1995, 1994 and 1993 were 1,871,000, 1,777,000 and
1,262,000 for primary and 2,788,000, 1,777,000 and 2,117,000 for fully diluted, respectively.

Reclassifications:

Certain amounts in the 1994 and 1993 financial statements have been reclassified to correspond to the 1995 presentation. These reclassifications did not affect previously reported net income or retained earnings.

2. BANKING/FINANCE GROUP LOANS
AND ALLOWANCE FOR LOAN LOSSES
The banking/finance group's loans at
September 30, 1995 and 1994 consisted of the following:

(Dollars in thousands):          1995      1994

Auto                         $400,867   $328,396
Credit card                    95,040     89,409
Real estate                     4,855      4,467
Other                           1,145      5,799
                              501,907    428,071

Unearned fees and discounts   (42,813)   (33,077)
Allowance for loan losses      (9,081)    (3,170)
Loans receivable, net        $450,013   $391,824

Activity in the banking/finance group's allowance for loan losses for the years ended September 30, 1995, 1994, and 1993 was as follows:

(Dollars in thousands)        1995    1994     1993
Beginning balance           $3,170  $1,472   $2,055
Provision for loan losses   17,189   5,415    4,093
Loans charged off          (14,879) (4,390)  (5,273)
Recoveries                   3,601     673      597
Ending balance              $9,081  $3,170   $1,472



For the years ended September 30, 1995, 1994 and 1993, the interest expense of the banking/finance group included in banking/finance, net and other revenues were $28.6 million, $12.2 million, and $9.4 million in 1995, 1994, and 1993, respectively.

The fair values of the banking/finance group's performing residential mortgage loans and home equity loans are estimated using current market comparable information for securitizable mortgages, adjusting for credit and other relevant characteristics. The fair value of consumer loans is estimated using interest rates that consider the current credit and interest rate risk inherent in the loans and current economic and lending conditions. At September 30, 1995 and 1994, the carrying value of loans receivable approximated fair value.

The fair values of the banking subsidiary's deposits subject to immediate withdrawal are equal to the amount payable on demand at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using interest rates currently offered on time deposits with similar remaining maturities. At September 30, 1995 and 1994, the carrying values of deposits subject to immediate withdrawal and of fixed-rate certifcates of deposit approximated fair value.

3. INVESTMENTS
Investments at September 30, 1995 and 1994 consisted of the following:

                       GROSS      GROSS
                    AMORTIZED  UNREALIZED  UNREALIZED    ESTIMATED
(Dollars in thousands)COST      GAINS        LOSSES       MARKET
1995
Investment securities,
 available-for-sale:
 Franklin Templeton
 funds                    $125,253    $14,638     $(5,957)     $133,934
 Debt securities            21,031        638        (563)       21,106
 Equity securities           2,366     23,895         (68)       26,193
 Other investments          26,991        255          (1)       27,245
                          ---------------------------------------------
                          $175,641    $39,426     $(6,589)     $208,478

Banking/finance group
 investment portfolio:
 U.S. agencies securities    $6,051        $6       $(134)       $5,923
 U.S. Treasury securities    17,624        85         (88)       17,621
 Other marketable
 securities                     110         1           0           111
                            -------------------------------------------
                            $23,785       $92       $(222)      $23,655
Investment Securities,
 available-for-sale:
 Restricted securities      $14,504      $839        $(52)      $15,291
1994
Investment securities,
 available-for-sale:
 Franklin Templeton
 funds                      $97,379     $6,547     $(6,186)     $97,740
 Debt securities             17,990        567        (121)      18,436
 Equity securities           22,818     14,300          (2)      37,116
                           --------------------------------------------
                           $138,187    $21,414     $(6,309)    $153,292

Banking/finance group
 investment portfolio:
 U.S. agencies securities    $20,765        $5       $(322)     $20,448
 U.S. Treasury securities      6,012         0        (225)       5,787
 Other marketable
 securities                      110         0           0          110
                             ------------------------------------------
                             $26,887        $5       $(547)     $26,345
Investment Securities,
 available-for-sale:
 Restricted securities        $9,607      $112       $(575)      $9,144

Investments in the Franklin Templeton funds are shares of investment companies for which the Company acts as investment manager.

Proceeds from the sale of corporate investment securities for 1995, 1994 and 1993 were $90.9 million, $67.4 million and $57.2 million, respectively. Gains (losses) of $2.5 million, $1.4 million and $(2.7) million were realized on these sales for 1995, 1994 and 1993, respectively.

At September 30, 1995, debt securities of the banking/finance group's investment portfolio at amortized cost and estimated market value have scheduled maturities as follows:

                         AMORTIZED   ESTIMATED
(Dollars in thousands)     COST       MARKET
Maturity:
0-1 year                  $1,000     $1,000
1-5 years                 22,729     22,594
Greater than 5 years          56         61
                         ------------------
                         $23,785    $23,655

Other debt securities have scheduled maturities as follows:

                         AMORTIZED  ESTIMATED
(Dollars in thousands)     COST       MARKET
Maturity:
0-1 year                   $8,741   $8,224
1-5 years                   5,383    5,556
5-10 years                  5,731    5,981

Greater than 10 years       6,086    7,073
                          ----------------
                          $25,941  $26,834

4. PREMISES AND EQUIPMENT
The following is a summary of premises and equipment at September 30, 1995 and 1994:

                                    ESTIMATED
                                   USEFUL LIVES
(Dollars in thousands)             IN YEARS       1995  1994
Furniture and equipment              3-5        $88,769   $68,247
Premises and leasehold
 improvements                        5-35        70,011    55,386
Leased equipment                      5           7,456     7,256
Land                                  --          9,984     7,423
                                                -----------------
                                                176,220   138,312
Less: Accumulated depreciation
 and amortization                                (57,592) (44,094)
                                                ------------------
                                                $118,628  $94,218

5. SEGMENT INFORMATION
The Company conducts operations in five principal geographic areas of the world:
USA, Canada, the Bahamas, Europe and Asia/Pacific. Revenue by geographic area includes fees and commissions charged to customers and fees charged to affiliates. Identifiable assets are those assets used exclusively in the operations of each geographic area.


Information is summarized below:

                                                                                                     ADJUSTMENT
                                                                                            ASIA/    AND
(Dollars in thousands)                  USA           CANADA     BAHAMAS         EUROPE     PACIFIC  ELIMINATIONS  CONSOLIDATED


1995

Revenues from:
 Unaffiliated
 customers                           $581,201       $37,802       $131,464       $13,251         $82,085   --           $845,803
 Affiliates                            17,080           492          1,606        10,903           7,160  $(37,241)         --
 Total                               $598,281       $38,294       $133,070       $24,154         $89,245  $(37,241)     $845,803
Operating
 income/
 (loss)                              $185,020       $21,871       $112,388       $(7,849)        $56,711   --           $368,141
Identifiable
 assets                              $819,287       $43,589       $438,859       $23,681         $138,213  --         $1,463,629
Corporate
 assets                                                                                                                  781,052
Total assets                                                                                                          $2,244,681

1994
Revenues from:
 Unaffiliated
 customers                           $609,206       $29,679       $103,037       $17,764         $53,084   --          $812,770
 Affiliates                             8,699           510          1,040           567           6,214 $(17,030)       --
 Total                               $617,905       $30,189       $104,077       $18,331         $59,298 $(17,030)     $812,770
Operating
 income/
 (loss)                              $231,953       $17,839       $ 77,732       $(1,391)        $40,568   --          $366,701
Identifiable
 assets                              $726,224       $39,500       $448,205       $22,443         $139,748  --        $1,376,120
Corporate
 assets                                                                                                                 592,638
Total assets                                                                                                         $1,968,758

1993
Revenues from:
 Unaffiliated
 customers                           $526,834       $15,815       $66,580         $8,743         $13,416   --         $ 631,388
 Affiliates                             2,877           302           597             28           5,411  (9,215)            --
 Total                               $529,711       $16,117       $67,177         $8,771          $18,827 (9,215)     $ 631,388

Operating
 income/
 (loss)                              $238,729        $5,023       $38,491        $(3,729)          $6,639  $(285)      $284,868

Identifiable
 assets                              $505,268       $14,617       $459,848       $22,304         $128,240   $1,062   $1,131,339

Corporate
 assets                                                                                                                 450,195

Total assets                                                                                                         $1,581,534

Summarized below are the business segments:

                                     Identifiable                 Operating
(Dollars in thousands)               Assets         Revenue       Income (loss)

1995
Mutual funds and
 institutional management            $935,230       $837,100      $379,288
Banking/finance                      495,086        6,841         (10,217)
Real estate and other                33,313         1,862         (930)
Company totals                       $1,463,629     $845,803      $368,141
1994
Mutual funds and
 institutional management            $917,727       $798,858      $365,566
Banking/finance                      443,420        12,625        2,537
Real estate and other                14,973         1,287         (1,402)
Company totals                       $1,376,120     $812,770      $366,701
1993
Mutual funds and
 institutional management            $875,558       $621,943      $286,692
Banking/finance                      211,156        8,394         967
Real estate and other                44,625         1.051         (2,791)
Company totals                       $1,131,339     $631,388      $284,868

The mutual funds and institutional management segment's assets are primarily receivables from, and investments in, Franklin Templeton funds and goodwill from the acquisition of Templeton. The banking/finance segment's assets are primarily investment securities and consumer loans.





6. DEBT
Debt at September 30, 1995 and 1994 was as follows:

                                      1995 WEIGHTED
                                    AVERAGE EFFECTIVE
(Dollars in thousands)                INTEREST RATE       1995  1994

Debt payable within one year:

  Current maturities of other
 notes and capital lease
 obligations                                 --         $1,283   $1,582

  Commercial paper                         5.87%        85,921   82,900

Total debt payable within
 one year                                              $87,204  $84,482

Long-term debt:

 Notes payable                             6.50%       $80,000  $80,000

 Commercial paper issued
 under long-term borrowing
 agreements                                5.87%       150,000  150,000

 Subordinated debentures                   6.65%       150,000  150,000

 Other notes and capital lease
 obligations                                             2,367    3,668

Total long-term debt                                  $382,367 $383,668

Maturities of long-term debt excluding other notes and capital lease obligations are as follows (in thousands):

                     1996     $230,000
               After 2000      150,000
                              --------
                              $380,000

During 1994, the Company repaid $296 million in outstanding senior bank debt with the proceeds from $300 million in commercial paper offerings. The Company has two credit agreements with a group of commercial banks that will allow it at its option to refinance the commercial paper up to five years from the closing date, May 19, 1994. In accordance with the Company's intention and ability to refinance these obligations on a long-term basis, $150 million of the outstanding balance has been classified long-term. The credit agreements include various restrictive covenants, including: a capitalization ratio, interest coverage ratio, minimum working capital and limitation on additional debt. The Company was in compliance with all covenants as of September 30, 1995.

The Company has interest rate swap agreements which effectively fix interest rates on $155.0 million of commercial paper over a three to forty-eight month period from the balance sheet date. The fixed rates of interest range from 5.015% to 6.451%.

During 1994, the Company initiated a $300 million medium-term note program. Notes totaling $80 million were issued maturing during fiscal year 1996. In accordance with the Company's intention and ability to refinance these obligations on a long-term basis, the entire balance maturing in 1996 has been classified long-term.

The subordinated debentures mature on August 3, 2002 and have a fixed interest rate of 6.25% per annum. Under certain circumstances, all or a portion of the debentures could pay additional interest, increasing to a maximum rate of 7.77%.

The subordinated debentures have non-detachable option rights which allow the holder to purchase common shares of the Company at any time during the term of the debentures, for cash or in redemption of the debentures. The Company may redeem the debentures any time after August 3, 1997, or sooner, to the extent options are exercised. The maximum number of shares purchasable under the option rights was 5,119,454 shares at September 30, 1995. The option price ranges from $29.30 to $31.77 per share and the redemption price ranges from 92.22% to 100% of face value, over the term of the debentures.

The fair values of long-term debt are estimated using interest rates currently offered to the Company for debt with similar remaining maturities. The fair value of the option rights attached to the subordinated debentures is calculated based on the Company's closing stock price and the option and redemption prices at the reporting date. At September 30, 1995, and 1994, the carrying values of long-term debt approximated fair value.

7. INVESTMENT INCOME

(Dollars in thousands)                    1995       1994     1993
Dividends                                $9,648     $10,969   $11,162
Interest                                 11,440       6,538     3,678
Realized gains (losses),
 net                                      2,499       1,396       809
Foreign exchange gains (losses), net       (355)       (420)     (174)
Partnership income                        3,550         840     1,399
Other income                              2,891       3,380     1,416
                                        -----------------------------
                                        $29,673     $22,703   $18,290

Substantially all of the Company's dividend income was generated by investments in the Franklin Templeton funds.

8. TAXES ON INCOME
Taxes on income for the years ended September 30, 1995, 1994 and 1993 are comprised of the following:

(Dollars in thousands)                  1995      1994     1993

Current:
Federal                               $76,350     $87,951   $74,958
State                                  19,969      22,257    17,807
Foreign                                20,018      13,717     4,342
Deferred                                1,373     (12,712)    1,769

Total provision                      $117,710    $111,213   $98,876

Included in income before taxes is $161.7 million, $115.3 million and $31.6 million of foreign income for the years ended September 30, 1995, 1994 and 1993, respectively.

The major components of the net deferred tax asset (liability) as of September 30, 1995 and 1994 were as follows :

(Dollars in thousands)                       1995       1994

Deferred tax assets:
State taxes expensed currently, deductible
 in following year                          $5,543     $6,089
Temporary differences on investment losses   3,278      3,278
Loan loss reserves                           3,868        637
Deferred compensation                          486      5,062
Restricted stock compensation plan          17,700     10,150
Net operating loss carryforwards            16,180      8,121
Other                                        1,478      4,101
Total deferred tax assets                   48,533     37,438
Valuation allowance for net operating
 loss carryforwards                        (16,180)    (8,121)
Deferred tax assets, net of valuation
 allowance                                  32,353     29,317
Deferred tax liabilities:
Temporary differences on partnership
 earnings                                    5,516      4,489
Capitalized compensation costs               6,992      5,681
Unrealized gains on securities              11,942      5,845
Depreciation on fixed assets                 4,963      3,103
Prepaid expenses                             3,309      2,381
Other                                        1,899      4,500
Total deferred tax liabilities              34,621     25,999
Net deferred tax asset (liability)         ($2,268)    $3,318

There are approximately $17.8 million of foreign net operating loss carryforwards which do not expire. In addition, there are approximately $149.7 million in state net operating loss carryforwards that expire between 2005 and 2010. A valuation allowance has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the benefit of the loss carryforwards.

A substantial portion of the undistributed earnings of the Company's foreign subsidiaries has been reinvested and is not expected to be remitted to the parent company. Accordingly, no U.S. Federal or state income taxes have been provided thereon. At September 30, 1995, the cumulative amount of reinvested income for which no U.S. taxes have been provided is approximately $218 million. Determination of the amount of unrecognized deferred U.S. income tax liability related to such reinvested income is not practicable because of the complexities associated with this hypothetical calculation; however, foreign tax credits would be available to reduce some portion of this amount.

The following is a reconciliation between the amount of tax expense at the federal statutory rate and taxes on income as reflected in operations for the years ended September 30, 1995, 1994 and 1993, respectively:

(Dollars in thousands)                  1995       1994     1993
U.S. Federal statutory rate             35%          35%   34.75%
Federal taxes at statutory rate     $135,329    $126,882    $95,353
State taxes, net of federal
 tax effect                           12,747      12,944     11,166
Foreign earnings subject to
 reduced tax rates for which
 no U.S. tax is provided             (32,956)    (25,194)    (6,591)
Other                                  2,590      (3,419)    (1,052)
Actual tax provision                $117,710    $111,213    $98,876
Effective tax rate                     30.4%       30.7%      36.0%

9. COMMITMENTS
The Company leases office space (including space from an unconsolidated affiliate) and equipment under long-term operating leases expiring at various dates through fiscal year 2001. Lease expenses were $21.8 million, $15.1 million and $12.1 million for the fiscal years ended September 30, 1995, 1994 and 1993, respectively. At September 30, 1995, remaining operating lease commitments are as follows (in thousands):

                     1996     $15,992
                     1997      14,725
                     1998      13,324
                     1999      12,303
                     2000       9,526
               Thereafter       7,890
                              -------
                              $73,760

The Company has also entered into capital leases for certain equipment (primarily computer equipment) with a cost of $7.5 million and accumulated amortization of $4.4 million at September 30, 1995. Future minimum payments under such leases as of September 30, 1995 are as follows (in thousands):

                      1996    $2,078
                      1997     1,213
                      1998       359
                      1999        13
                              ------
                               3,663

     Less imputed interest       291
                              ------
                       Net    $3,372

At September 30, 1995, the Company's banking/finance group had commitments to extend credit as follows (in thousands):

       Credit card lines  $480,872
Real estate equity lines     1,500
          Consumer lines       389
                          --------
                          $482,761

The Company through certain subsidiaries acts as fiduciary for retirement and employee benefit plans. At September 30, 1995 assets held in trust were approximately $10.3 billion.

10. STOCKHOLDERS' EQUITY
During the years ended September 30, 1995, 1994 and 1993, the Company paid dividends to common stockholders of $0.40, $0.32, and $0.28 per share, respectively.

11. EMPLOYEE STOCK OPTION PLANS
The stockholders have adopted stock option plans which provide for the grant of options to purchase up to 2,358,250 shares of the Company's common stock to officers and other key employees of the Company. Terms and conditions (including price, exercise date and number of shares) are determined by the Board of Directors, which administers the plans. Information on the plans for the three years ended September 30, 1995, adjusted to reflect the 1992 stock split, is as follows:

(Shares and total            NUMBER       OPTION PRICE
dollars in thousands)       OF SHARES      PER SHARE   TOTAL

Outstanding options at
 October 1, 1992              217       $5.75 to $15.25  $1,531
Granted                       170      $14.04 to $30.04   3,463
Exercised                    (212)      $5.75 to $15.25  (1,455)
Outstanding options at
 September 30, 1993           175       $8.96 to $30.04   3,539
Exercised                     (11)      $8.96 to $30.04    (158)
Outstanding options at
 September 30, 1994           164      $14.04 to $30.04   3,381
Granted                        79      $36.82 to $45.13   3,099
Exercised                     (18)     $17.30 to $30.00    (375)
Outstanding options at
 September 30, 1995           225      $14.04 to $45.13  $6,105

There were 1,099,123 unoptioned shares available for the granting of options under the plans at September 30, 1995. The Company recognizes a charge to income in connection with the plans to the extent that the options granted are below the fair market value of the common stock at the time of grant.

12. EMPLOYEE BENEFIT AND INCENTIVE PLANS
The Company has defined contribution profit sharing plans covering all eligible U.S. employees who are not covered by a collective bargaining agreement. Contributions are based on the Company's prior year's results of operations and are made at the discretion of the Company's Board of Directors. The Company contributed $12.8 million, $9.1 million and $6.5 million during 1995, 1994 and 1993, respectively, that related to the 1994, 1993 and 1992 plan years.

The Company sponsors a 401(k) defined contribution pension plan in which certain U.S. employees are eligible to participate. The Company funds the 401(k) plan by matching employee contributions, subject to statutory limitations. Employer contributions were $1.1 million, $1.0 million and $0.8 million for each of the years ended September 30, 1995, 1994 and 1993, respectively.

In 1994, the Company implemented an annual incentive plan which provides eligible employees payment of both cash and restricted stock. The costs associated with the annual incentive plan are charged to income currently. Costs associated with restricted stock awards granted prior to the adoption of the annual incentive plan are amortized on a straight-line basis to the date the stock vests with the employees. The unamortized cost of the restricted shares of $5.2 million as of September 30, 1995, is shown as a reduction of stockholders' equity.

13. QUARTERLY RESULTS
OF OPERATIONS (UNAUDITED)

(Dollars in thousands,                 Fiscal Quarter
except per share amounts)  FIRST    SECOND      THIRD FOURTH

1995
Revenues                 $208,233  $199,781  $212,718  $225,071
Net income                $63,304   $63,040   $69,029   $73,572
Earnings per share:
 Primary                     $.76     $.76       $.84      $.89
 Fully diluted               $.76     $.76       $.83      $.88
1994
Revenues                 $195,678  $211,547  $200,676   $204,869
Net income                $59,001   $68,601   $60,023    $63,683
Earnings per share:
 Primary                     $.70      $.82      $.72       $.76
 Fully diluted               $.70      $.82      $.72       $.76
1993
Revenues                 $124,592  $151,273  $160,381    $195,142
Net income                $34,764   $42,233   $44,798     $53,727
Earnings per share:
 Primary                     $.43      $.51      $.54        $.64
 Fully diluted               $.43      $.51      $.54        $.62


14. MERGER WITH TEMPLETON
On October 30, 1992, the Company acquired substantially all of the assets and liabilities of Templeton, which through its subsidiaries was the manager of the Templeton Family of Funds and private accounts. The acquisition was accounted for as a purchase, with a purchase price of approximately $786 million of which approximately $713 million was allocated to goodwill. The purchase was financed by $360 million in bank debt, $150 million in subordinated debentures with option rights, $189 million in cash and $87 million in the Company's common stock.

Pro forma results for the year ended Septem-ber 30, 1993, as if the acquisition had been made on October 1, 1992, are not presented as they would not be materially different from the reported results which include the operations of Templeton for the period from October 30, 1992 to September 30, 1993.








                                    PART III


Items 10-13 are incorporated by reference to the Company's definitive proxy statement to be mailed to stockholders in connection with the Annual Meeting of Stockholders to be held January 25, 1996.




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

   (3)  The following exhibits are filed as part of this report:

     (3)(i)(a) Registrant's Certificate of Incorporation, as filed November 28, 1969, incorporated by reference to Exhibit (3)(i) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (the "1994 Annual Report")

     (3)(i)(b)    Registrant's   Certificate  of  Amendment  of  Certificate  of
                  Incorporation,   as  filed  March  1,  1985,  incorporated  by
                  reference to Exhibit (3)(ii) to the 1994 Annual Report

     (3)(i)(c)    Registrant's   Certificate  of  Amendment  of  Certificate  of
                  Incorporation,   as  filed  April  1,  1987,  incorporated  by
                  reference to Exhibit (3)(iii) to the 1994 Annual Report

     (3)(i)(d)    Registrant's   Certificate  of  Amendment  of  Certificate  of
                  Incorporation, as filed February 2, 1994, incorporated by reference to Exhibit (3)(iv) to the 1994 Annual Report

     (3)(ii) Registrant's By-Laws are incorporated by reference to Form 10 (File No. 06952), incorporated by reference to Exhibit (3)(v) to the 1994 Annual Report

       10.1 Representative Distribution Plan between Templeton Growth Fund, Inc. and Franklin/Templeton Investor Services, Inc. incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 (the "1993 Annual Report")

       10.2 Representative Business Management Agreement between Templeton Growth Fund, Inc. and Templeton Global Investors, Inc. incorporated by reference to Exhibit 10.2 to the 1993
                  Annual Report

       10.3 Representative Transfer Agent Agreement between Templeton Growth Fund, Inc. and Franklin/Templeton Investor
                  Services, Inc. incorporated by reference to Exhibit 10.3 to the 1993 Annual Report

       10.4 Representative Investment Management Agreement between Templeton Growth Fund, Inc. and Templeton, Galbraith & Hansberger Ltd. incorporated by reference to Exhibit 10.5 to the 1993 Annual Report

       10.5 Representative Management Agreement between Advisers and the Franklin Group of Funds incorporated by reference to Exhibit
                  10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992 (the "1992 Annual Report")

       10.6 Representative Distribution 12b-1 Plan between Distributors and the Franklin Group of Funds incorporated by reference to
                  Exhibit 10.3 to the 1992 Annual Report

       10.7 Registrant's Amended Annual Incentive Compensation Plan approved January 24, 1995 incorporated by reference to the Company's Proxy Statement filed under cover of Schedule 14A on December 28, 1994 in connection with its Annual Meeting of Stockholders held on January 24, 1995.

       10.8 Registrant's Universal Stock Plan approved January 19, 1994 incorporated by reference to the Company's 1995 Proxy Statement filed under cover of Schedule 14A on December 29, 1993 in connection with its Annual Meeting of Stockholders held on January 19, 1994.

       10.9 Representative Amended and Restated Distribution Agreement between Franklin/Templeton Distributors, Inc. and Franklin Federal Tax-Free Income Fund, incorporated by reference to
                  Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 (the "June 1995 Quarterly Report")

       10.10 Representative Distribution 12b-1 Plan for Class II shares between Franklin/Templeton Distributors, Inc. and Franklin Federal Tax-Free Income Fund, incorporated by reference to Exhibit 10.2 to the June 1995 Quarterly Report

       10.11 Representative Investment Management Agreement between Templeton Global Strategy SICAV and
                  Templeton Investment Management Limited, incorporated by reference to Exhibit 10.3 to the June 1995 Quarterly Report

       10.12 Representative Sub-Distribution Agreement between Templeton, Galbraith & Hansberger Ltd. and
                  BAC Corp. Securities, incorporated by reference to Exhibit 10.4 to the June 1995
                  Quarterly Report

       10.13 Representative Dealer Agreement between Franklin/Templeton Distributors, Inc. and Dealer, incorporated by reference to
                  Exhibit 10.5 to the June 1995 Quarterly Report

       10.14 Representative Investment Management Agreement between Templeton Investment Counsel, Inc.
                  and Client (ERISA), incorporated by reference to Exhibit
                  10.6 to the June 1995 Quarterly Report

       10.15 Representative Investment Management Agreement between Templeton Investment Counsel, Inc.
                  and Client (NON-ERISA), incorporated by reference to
                  Exhibit 10.7 to the June 1995 Quarterly Report

       10.16      Representative   Amended  and  Restated   Transfer  Agent
                  and  Shareholder Services Agreement between
                  Franklin/Templeton  Investor Services, Inc. and
                  Franklin Custodian Funds, Inc., dated July 1, 1995

       10.17 Representative Amended and Restated Distribution Agreement between Franklin/Templeton Distributors, Inc. and Franklin Custodian Funds, Inc.

       10.18 Representative Class II Distribution Plan between Franklin/Templeton Distributors, Inc. and
                  Franklin Custodian Funds, Inc., on behalf of its Growth Series

       10.19 Representative Dealer Agreement between Franklin/Templeton Distributors, Inc. and Dealer

       10.20 Representative Mutual Fund Purchase and Sales Agreement for Accounts of Bank and Trust Company Customers, effective July 1, 1995

       10.21 Representative Management Agreement between Franklin Value Investors Trust, on behalf of Franklin MicroCap Value Fund, and Franklin Advisers, Inc.

       10.22 Representative Sub-Distribution Agreement between Templeton, Galbraith & Hansberger Ltd. and Sub-Distributor

       10.23 Representative Non-Exclusive Underwriting Agreement between Templeton Funds, Inc. and Templeton Franklin Investment Services (Asia) Limited, dated September 18, 1995

       10.24 Representative Shareholder Services Agreement between Franklin/Templeton Investor Services,
                  Inc. and Templeton Franklin Investment Services (Asia) Limited, dated September 18, 1995

       12         Computation of Ratios of Earnings to Fixed Charges

       21         List of Subsidiaries

       23         Consent of Independent Accountant

       27         Financial Data Schedule

(b) A Current Report on Form 8-K dated July 27, 1995 was filed on July 27, 1995 attaching Registrant's press release dated
          July 27, 1995 under Items 5 and 7.

(c)       See Item 14(a)(3) above.

(d) No separate financial statements are required; schedules are included in Item 8.




SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          FRANKLIN RESOURCES, INC.

Date:  December 29, 1995  By  /s/  Charles B. Johnson
                          Charles B. Johnson, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date:  December 29, 1995  By  /s/  Charles B. Johnson
                             Charles B. Johnson, Principal
                              Executive Officer and Director

Date:  December 29, 1995  By  /s/  Harmon E. Burns
                             Harmon E. Burns, Executive Vice
                              President-Legal and Adminis-
                              trative,Secretary and Director

Date:  December 29, 1995  By  /s/  Martin L. Flanagan
                             Martin L. Flanagan, Treasurer
                             and Chief Financial Officer

Date:  December 29, 1995  By  /s/  Kenneth A. Lewis
                             Kenneth A. Lewis, Controller

Date:  December 29, 1995  By  /s/  Judson R. Grosvenor
                             Judson R. Grosvenor, Director

Date:  December 29, 1995  By  /s/ F. Warren Hellman
                             F. Warren Hellman, Director

Date:  December 29, 1995  By  /s/ Charles E. Johnson
                             Charles E. Johnson, Director

Date:  December 29, 1995  By  /s/  Rupert H. Johnson, Jr.
                             Rupert H.Johnson, Jr., Director

Date:  December 29, 1995  By  /s/  Harry O. Kline
                             Harry O. Kline, Director

Date:  December 29, 1995  By  /s/  Louis E. Woodworth
                             Louis E. Woodworth, Director

Date:  December 29, 1995  By  /s/  Peter M. Sacerdote
                             Peter M. Sacerdote, Director



                                 Exhibit Index

     ITEM

(3)(i)(a) Registrant's Certificate of Incorporation, as filed November 28, 1969, incorporated by reference to Exhibit (3)(i) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (the "1994 Annual Report")

(3)(i)(b)       Registrant's   Certificate   of  Amendment  of   Certificate  of
                Incorporation, as filed March 1, 1985, incorporated by reference to Exhibit (3)(ii) to the 1994 Annual Report

(3)(i)(c)       Registrant's   Certificate   of  Amendment  of   Certificate  of
                Incorporation, as filed April 1, 1987, incorporated by reference to Exhibit (3)(iii) to the 1994 Annual Report

(3)(i)(d)       Registrant's   Certificate   of  Amendment  of   Certificate  of
                Incorporation, as filed February 2, 1994, incorporated by reference to Exhibit (3)(iv) to the 1994 Annual Report

(3)(ii) Registrant's By-Laws are incorporated by reference to Form 10 (File No. 06952), incorporated by reference to Exhibit
                (3)(v) to the 1994 Annual Report

10.1 Representative Distribution Plan between Templeton Growth Fund, Inc. and Franklin/Templeton Investor Services, Inc. incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 (the "1993 Annual Report")

10.2 Representative Business Management Agreement between Templeton Growth Fund, Inc. and Templeton Global Investors, Inc. incorporated by reference to Exhibit 10.2 to the 1993 Annual Report

10.3 Representative Transfer Agent Agreement between Templeton Growth Fund, Inc. and Franklin/Templeton Investor Services, Inc. incorporated by reference to Exhibit 10.3 to the 1993 Annual Report

10.4 Representative Investment Management Agreement between Templeton Growth Fund, Inc. and Templeton, Galbraith and Hansberger Ltd. incorporated by reference to Exhibit 10.5 to the 1993 Annual Report

10.5 Representative Management Agreement between Advisers and the Franklin Group of Funds incorporated by reference to Exhibit
                10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992 (the "1992 Annual Report")

10.6 Representative Distribution 12b-1 Plan between Distributors and the Franklin Group of Funds incorporated by reference to Exhibit
                10.3 to the 1992 Annual Report

10.7 Registrant's Amended Annual Incentive Compensation Plan approved January 24, 1995 incorporated by reference to the Company's Proxy Statement filed under cover of Schedule 14A on December 28, 1994 in connection with its Annual Meeting of Stockholders held on January 24, 1995.

10.8 Registrant's Universal Stock Plan approved January 19, 1994 incorporated by reference to the Company's 1995 Proxy Statement filed under cover of Schedule 14A on December 29, 1993 in connection with its Annual Meeting of Stockholders held on January 19, 1994.

10.9 Representative Amended and Restated Distribution Agreement between Franklin/Templeton Distributors, Inc. and Franklin Federal Tax-Free Income Fund, incorporated by reference to
                Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 (the "June 1995 Quarterly Report")

10.10 Representative Distribution 12b-1 Plan for Class II shares between Franklin/Templeton Distributors, Inc. and Franklin Federal Tax-Free Income Fund, incorporated by reference to
                Exhibit 10.2 to the June 1995 Quarterly Report

10.11 Representative Investment Management Agreement between Templeton Global Strategy SICAV and
                Templeton   Investment   Management  Limited,   incorporated  by
                reference to Exhibit 10.3 to the June 1995 Quarterly Report

10.12 Representative Sub-Distribution Agreement between Templeton, Galbraith & Hansberger Ltd. and
                BAC Corp. Securities, incorporated by reference to Exhibit 10.4 to the June 1995 Quarterly Report

10.13 Representative Dealer Agreement between Franklin/Templeton Distributors, Inc. and Dealer, incorporated by reference to
                Exhibit 10.5 to the June 1995 Quarterly Report

10.14 Representative Investment Management Agreement between Templeton Investment Counsel, Inc. and
                Client (ERISA), incorporated by reference to Exhibit 10.6 to the June 1995 Quarterly Report

10.15 Representative Investment Management Agreement between Templeton Investment Counsel, Inc. and Client (NON-ERISA), incorporated by reference to Exhibit 10.7 to the June 1995 Quarterly
                Report

10.16 Representative Amended and Restated Transfer Agent and Shareholder Services Agreement between
                Franklin/Templeton Investor Services, Inc. and Franklin Custodian Funds, Inc., dated July 1, 1995

10.17 Representative Amended and Restated Distribution Agreement between Franklin/Templeton
                Distributors, Inc. and Franklin Custodian Funds, Inc.

10.18           Representative Class II Distribution Plan between
                Franklin/Templeton Distributors, Inc. and
                Franklin Custodian Funds, Inc., on behalf of its Growth Series

10.19 Representative Dealer Agreement between Franklin/Templeton Distributors, Inc. and Dealer

10.20 Representative Mutual Fund Purchase and Sales Agreement for Accounts of Bank and Trust Company
                Customers, effective July 1, 1995

10.21           Representative Management Agreement between
                Franklin Value Investors Trust, on behalf of
                Franklin MicroCap Value Fund, and Franklin Advisers, Inc.

10.22           Representative Sub-Distribution Agreement between
                Templeton, Galbraith & Hansberger Ltd. and
                Sub-Distributor

10.23 Representative Non-Exclusive Underwriting Agreement between Templeton Growth Fund, Inc. and
                Templeton Franklin Investment Services (Asia) Limited, dated September 18, 1995

10.24 Representative Shareholder Services Agreement between Franklin/Templeton Investor Services,
                Inc. and Templeton Franklin Investment
                Services (Asia) Limited, dated September 18, 1995

12              Computation of Ratios of Earnings to Fixed Charges

21              List of Subsidiaries

23              Consent of Independent Accountant

27              Financial Data Schedule



                                  EXHIBIT 10.16


                   FRANKLIN/TEMPLETON INVESTOR SERVICES, INC.
                              AMENDED AND RESTATED
                TRANSFER AGENT AND SHAREHOLDER SERVICES AGREEMENT

Investment Company:     Franklin Custodian Funds, Inc.
Date:                    As of  July 1, 1995

     The parties to this Agreement are the Investment Company named above ("Investment Company"), an open-end investment company registered as such under the Investment Company Act of 1940 ("1940 Act"), on behalf of each class of shares of each series of the Investment Company which now exists or may hereafter be created (collectively, the "Funds") and FRANKLIN/TEMPLETON INVESTOR SERVICES, INC. ("FTIS"), a registered transfer agent formerly known as Franklin Administrative Services, Inc. This Agreement supersedes prior Shareholder Services Agreements between the parties, as stated below in section 16(d).

     W I T N E S E T H:

     That for and in consideration of the mutual promises hereinafter set forth, the Investment Company and FTIS agree as follows:

     1. Definitions. Whenever used in this Agreement, the following words and phrases, unless the context otherwise requires, shall have the following meanings:

          (a) "Articles" shall mean the Articles of Incorporation, Declaration of Trust or Agreement of Limited Partnership, as appropriate, of the Investment Company as the same may be amended from time to time;

          (b) "Authorized Person" shall be deemed to include any person, whether or not such person is an officer or employee of the Investment Company, duly authorized to give Oral Instructions or Written Instructions on behalf of the Investment Company, as indicated in a resolution of the Investment Company's Board which was valid at the time of this Agreement, or as indicated in a certificate furnished to FTIS pursuant to Section 4(c) hereof;

          (c) "Board" shall mean the Investment Company's Board of Directors, Board of Trustees or Managing General Partners, as appropriate;

          (d) "Custodian" shall mean a custodian and any sub-custodian of securities and other property which the Investment Company may from time to time deposit, or cause to be deposited or held under the name or account of such custodian pursuant to the Custody Agreement;

          (e) "Oral Instructions" shall mean instructions (including without limitation instructions received by telephone, facsimile, electronic mail or other electronic mail), other than written instructions, actually received by FTIS from a person reasonably believed by FTIS to be an Authorized Person;

          (f) "Shares" shall mean shares of each class of capital stock, beneficial interest or limited partnership interest, as appropriate, of each series of the Investment Company; and

          (g) "Written Instructions" shall mean a written communication signed by a person reasonably believed by FTIS to be an Authorized Person and actually received by FTIS.

     2. Appointment of FTIS. The Investment Company hereby appoints FTIS as transfer agent for Shares of the Investment Company, as service agent in connection with dividend and distribution functions, and as shareholder servicing agent for the Investment Company, and FTIS accepts such appointment and agrees to perform the following duties.

     3.     Compensation.

          (a) The Investment Company will compensate FTIS for the performance of its obligations hereunder in accordance with the fees set forth in the written schedule of fees annexed hereto as Schedule A and incorporated herein. Schedule A does not include out-of-pocket disbursements of FTIS for which FTIS shall be separately reimbursed by the Investment Company. FTIS will bill the Investment Company as soon as practicable after the end of each calendar month, in accordance with Schedule A. The Investment Company will promptly pay to FTIS the amount of such billing.

          Out-of-pocket disbursements shall include, but shall not be limited to, the items specified in the written schedule of out-of-pocket expenses annexed hereto as Schedule B and incorporated herein. Unspecified out-of-pocket expenses shall be limited to those out-of-pocket expenses reasonably incurred by FTIS in the performance of its obligations hereunder, subject to approval by the Board. Reimbursement by the Investment Company for expenses incurred by FTIS in any month shall be made as soon as practicable after the receipt of an itemized bill from FTIS.

          (b) Any compensation agreed to hereunder may be adjusted from time to time by mutual agreement by attaching revised Schedules A or B to this Agreement.

     4. Documents. In connection with the appointment of FTIS, the Investment Company shall, within a reasonable period of time for FTIS to prepare to perform its duties hereunder, deliver to FTIS the following documents:

     (a) If applicable, specimens of the certificates for the Shares;

     (b)  All  account   application  forms  and  other  documents  relating  to
Shareholder accounts or to any plan, program or service offered by the Investment Company;

     (c)  A  certificate   identifying  the  Authorized   Persons  and  specimen
signatures of Authorized Persons who will sign Written Instructions; and

     (d) All documents and papers necessary under the laws of the Investment Company's state of domicile, under the Investment Company's Articles, and as may be required for the due performance of FTIS's duties under this Agreement or for the due performance of additional duties as may from time to time be agreed upon between the Investment Company and FTIS.

     5. Duties of the Transfer Agent. FTIS shall be responsible for administering and/or performing transfer agent functions; for acting as service agent in connection with dividend and distribution functions; and for performing shareholder account and administrative agent functions in connection with the issuance, transfer, exchange, redemption or repurchase (including coordination with the Custodian) of Shares. FTIS shall be bound to follow its usual and customary operating standards and procedures, as they may be amended from time to time, and each current prospectus and Statement of Additional Information (hereafter, collectively, the "prospectus") of the Investment Company. Without limiting the generality of the foregoing, FTIS agrees to perform the specific duties listed on Schedule C.

     The duties to be performed by FTIS shall not include the engagement, supervision or compensation of any service providers, or any registrations or fees of any kind, which are required by the laws of any foreign country in which the Fund may choose to invest portfolio assets or sell Shares.


     6. (a) Distributions Payable in Shares. In the event that the Board of the Investment Company shall declare a distribution payable in Shares, the
Investment Company shall deliver to FTIS written notice of such declaration signed on behalf of the Investment Company by an officer thereof, upon which FTIS shall be entitled to rely for all purposes, certifying (i) the number of Shares involved, and (ii) that all appropriate action has been taken to effect such distribution.

          (b) Distributions Payable in Cash; Redemption Payments. In the event that the Board of the Investment Company shall declare a distribution payable in cash, the Investment Company shall deliver to FTIS written notice of such declaration signed on behalf of the Investment Company by an officer thereof, upon which FTIS shall be entitled to rely for all purposes, certifying (i) the amount per share to be distributed, (ii) the record and payment dates for the distribution, and (iii) that all appropriate action has been taken to effect such distribution. Once the amount and validity of any dividend or redemption payments to shareholders have been determined, the Investment Company shall transfer the payment amounts from the Investment Company's accounts to an account or accounts held in the name of FTIS, as paying agent for the shareholders, in accordance with any applicable laws or regulations, and FTIS shall promptly cause payments to be made to the shareholders.

     7. Recordkeeping and Other Information. FTIS shall create, maintain and preserve all necessary records in accordance with all applicable laws, rules and regulations. Such records are the property of the Investment Company, and FTIS will promptly surrender them to the Investment Company upon request or upon termination of this Agreement. In the event of such a request or termination, FTIS shall be entitled to make and retain copies of all records surrendered, and to be reimbursed by the Investment Company for reasonable expenses actually incurred in making such copies. FTIS will take reasonable actions to maintain the confidentiality of the Investment Company's records, which may nevertheless be disclosed to the extent required by law or by this Agreement, or to the extent permitted by the Investment Company.

     8. Other Duties. In addition, FTIS shall perform such other duties and functions, and shall be paid such amounts therefor, as may from time to time be agreed upon in writing between the Investment Company and FTIS. Such other duties and functions shall be reflected in a written amendment to Schedule C, and the compensation for such other duties and functions shall be reflected in a written amendment to Schedule A.

     9.     Reliance by Transfer Agent; Instructions.

          (a) FTIS will be protected in acting upon Written or Oral Instructions reasonably believed to have been executed or orally communicated by an Authorized Person and will not be held to have any notice of any change of authority of any person until receipt of a Written Instruction thereof from an officer of the Investment Company. FTIS will also be protected in processing Share certificates which it reasonably believes to bear the proper manual or facsimile signatures of the officers of the Investment Company and the proper countersignature of FTIS.

          (b) At any time FTIS may apply to any Authorized Person of the Investment Company for Written Instructions, or may seek advice at the Investment Company's expense from legal counsel for the Investment Company, with respect to any matter arising in connection with this Agreement. FTIS shall not be liable for any action taken or not taken or suffered by it in good faith in accordance with such Written Instructions or in accordance with the opinion of counsel for the Investment Company. Written Instructions requested by FTIS will be provided by the Investment Company within a reasonable period of time.

     10. Acts of God, etc. FTIS will not be liable or responsible for delays or errors by reason of circumstances beyond its control, including acts of civil or military authority, national emergencies, labor difficulties, fire, mechanical breakdown beyond its control, earthquake, flood or catastrophe, acts of God, insurrection, war, riots or failure beyond its control of transportation, communication or power supply.

     11. Duty of Care and Indemnification. FTIS will indemnify the Investment Company against and hold it harmless from any and all losses, claims, damages, liabilities or expenses (including reasonable counsel fees and expenses) resulting from any claim, demand, action or suit resulting from willful misfeasance, bad faith or gross negligence on the part of FTIS, and arising out of, or in connection with, its duties hereunder. However, FTIS shall have no liability for or obligation to indemnify the Investment Company against any losses, claims, damages, liabilities or expenses (including reasonable counsel fees and expenses) incurred by the Investment Company as a result of: (i) any action taken in accordance with Written or Oral Instructions; (ii) any action taken in accordance with written or oral advice reasonably believed by FTIS to have been given by counsel for the Investment Company; (iii) any action taken as a result of any error or omission in any record (including but not limited to magnetic tapes, computer printouts, hard copies and microfilm copies) delivered, or caused to be delivered by the Investment Company to FTIS in connection with this Agreement; or (iv) any action taken in accordance with shareholder instructions which meet the standards described in the Investment Company's current prospectus, including without limitation oral instructions which meet the standards described in the section of the prospectus dealing with telephone transactions, so long as FTIS believes such instructions to be genuine. The obligations of the parties hereto under this Section shall survive the termination of this Agreement.

     12.     Term and Termination.

          (a) This Agreement shall be effective as of the date first written above, shall continue through December 31, 1996, and thereafter shall continue automatically for successive annual periods ending on December 31 of each year, provided such continuance is specifically approved at least annually by the Investment Company's Board.

          (b) Either party hereto may terminate this Agreement by giving to the other party a notice in writing specifying the date of such termination, which shall be not less than 60 days after the date of receipt of such notice. Upon such termination, FTIS will (i) deliver to such successor a certified list of shareholders of the Investment Company (with names and addresses) and an historical record of the account of each Shareholder and the status thereof;
(ii) surrender all other relevant records in accordance with section 7 of this Agreement, above, and (iii) cooperate in the transfer of such duties and responsibilities, including provisions for assistance from FTIS's personnel in the establishment of books, records and other data by such successor or successors. FTIS shall be entitled to charge the Investment Company a reasonable fee for services rendered and expenses actually incurred in performing its duties under this paragraph.


     13. Amendment. This Agreement may not be amended or modified in any manner except by a written agreement executed by both parties.


     14. Subcontracting. The Investment Company agrees that FTIS may, in its discretion, subcontract for all or any portion of the services described under this Agreement or the Schedules hereto; provided that the appointment of any such agent shall not relieve FTIS of its responsibilities hereunder.

     15.     Data Processing System, Program and Information

          (a) The Investment Company shall not, solely by virtue of this Agreement, obtain any rights, title and interest in and to the computer systems and programs, including all related documentation, employed by FTIS in connection with rendering services hereunder; provided however, that the records prepared, maintained and preserved by FTIS pursuant to this Agreement shall be the property of the Investment Company.

          (b) Any modifications, changes and improvements in the automatic data processing system (the "System") or in the manner in which the services are rendered shall be made or provided as follows, and provided further that modifications for which the Investment Company will be required to bear any expenses shall be made only as set forth herein.

               (i) FTIS shall, at no expense to the Investment Company, make any revisions in the System necessary to (1) perform the services which it has contracted to perform and (2) create and maintain the records which it has contracted to create and maintain hereunder or (3) enhance or update the System to the extent and in the manner necessary to maintain said System. However, if specific reprogramming, coding or other changes are necessary in the records of the Investment Company or in its shareholder accounts in order to complete a system revision, the costs for completing work specific to the Investment Company shall be subject to a subsequent agreement between the parties. The System is at all times to be competitive with that which is generally available to the mutual fund industry from transfer agents.

               (ii) To the extent that the System is modified to comply with changes in the accounting or record-keeping rules applicable to mutual funds, the Investment Company agrees to pay a reasonable pro rata portion of the costs of the design, revision and programming of the System; provided, however, that if the Investment Company's pro rata portion exceeds $1,000 per 12 month period, the Investment Company's obligation to pay a reasonable pro rata portion shall be conditioned upon FTIS's having obtained prior Written Instructions from the Investment Company for any charge. The determination that such modifications or revisions are necessary, and that the System as so modified produces records which comply with the record-keeping requirements, as amended, shall be by mutual agreement; provided, however, that upon written request by the Investment Company, FTIS will provide the Investment Company with a written opinion of counsel to FTIS to the effect that the modifications were required by changes in the applicable laws or regulations and that the System, as modified, complies with the laws or regulations as amended. Upon completion of the changes FTIS shall render a statement to the Investment Company, in reasonably detailed form, identifying the nature of the revisions, the services, expenses and costs, and the basis for determining the Investment Company's reasonable pro rata portion. Any determination by FTIS of the Investment Company's pro rata portion based upon the ratio of the number of shareholder accounts of the Investment Company to the total number of shareholder accounts of all clients for which FTIS provides comparable services shall conclusively be presumed to be reasonable unless the nature of the change to the System relates to certain types of shareholder accounts, in which case the pro rata portion will be determined on a mutually agreeable basis.

               (iii) If system improvements are requested by the Investment Company and are not otherwise required under this subsection 15(b), FTIS shall be entitled to request a reasonable fee before agreeing to make the improvements and shall be entitled to refuse to make any requested improvements which FTIS reasonably believes to be incompatible with its systems providing services to other funds.

     16.     Miscellaneous.

          (a) Any notice or other instrument authorized or required by this Agreement to be given in writing to the Investment Company or FTIS shall be sufficiently given if addressed to that party and received by it at its office at the place described in the Investment Company's most recent registration statement or at such other place as it may from time to time designate in writing.

          (b) This Agreement shall extend to and shall be binding upon the parties hereto, and their respective successors and assigns; provided, however, that this Agreement shall not be assignable by either party without the written consent of the other party.

          (c) This Agreement shall be construed in accordance with the laws of the State of California applicable to contracts between California residents which are to be performed primarily within California.

          (d) This Agreement may be executed in any number of counterparts, each of which shall be deemed to be an original; but such counterparts shall, together, constitute only one instrument. This Agreement supersedes all prior Shareholder Services Agreements between the parties, and supersedes all prior agreements between the parties relating to the subject matters of this Agreement to the extent they are inconsistent with this Agreement.

          (e) The captions of this Agreement are included for convenience of reference only and in no way define or delimit any of the provisions hereof or otherwise affect their construction or effect.

          (f) It is understood and expressly stipulated that neither the holders of Shares of the Investment Company nor any Director, officer, agent or employee of the Investment Company shall be personally liable hereunder, nor shall any resort be had to other private property for the satisfaction of any claim or obligation hereunder, but the Investment Company only shall be liable.

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their respective corporate officers thereunder duly authorized as of the day and year first above written.


                 FRANKLIN CUSTODIAN FUNDS,        FRANKLIN/TEMPLETON
                           INC.                INVESTOR SERVICES, INC.



BY:             _______________________       _____________________
NAME:           Deborah R. Gatzek             Frank J. Isola
TITLE:          Vice President and            President
                Assistant Secretary








                                   Schedule A


FEES

Shareholder account maintenance (per annum, pro-rated payable monthly)

Money Market Funds                                   $ 18.00
Other Funds - Monthly Dividends                      $ 11.00
Other Funds - Less Frequent Dividends                $ 10.00








                                   Schedule B


OUT-OF-POCKET EXPENSES

     The Investment Company shall reimburse FTIS monthly for the following out-of-pocket expenses:

     o     postage, mailing and freight
     o     forms for shareholder transactions and
               shareholder communications
     o     outgoing wire charges
     o     telephone
     o ACH and Federal Reserve charges for check clearance and wire transfers
     o magnetic tape (or other means for storing information electronically)
     o     retention of records
     o     microfilm/microfiche
     o     stationery for shareholder mailings
     o insurance against loss of Share certificates when in transit
     o if applicable, terminals, transmitting lines and any expenses incurred in connection with such terminals and lines
     o all other miscellaneous expenses reasonably incurred by FTIS in the performance of its obligations under the Agreement
     o     NSCC Networking/Commission Settlement Expenses

     This Schedule B may be amended by FTIS upon not less than 30 days' written notice to the Investment Company, subject to approval by the Board.





                                   Schedule C

DUTIES

AS TRANSFER AGENT FOR THE INVESTMENT COMPANY, FTIS WILL:

     o Upon receipt of proper authorization, record the issuance and sale of Investment Company Shares in its transfer records in such names and for such number of authorized but hitherto unissued Shares of the Investment Company;

     o Upon receipt of proper authorization, transfer ownership of record of certificated or uncertificated Investment Company Shares whether now outstanding or hereafter issued;

     o Upon receipt of proper authorization, redeem Shares, debit shareholder accounts and provide for payment to shareholders; and

     o If the Investment Company issues certificated shares, upon receipt of proper authorization, countersign as transfer agent and deliver certificates upon issuance, countersign certificates to reflect ownership transfers, and cancel certificates when redeemed.

AS SHAREHOLDER SERVICE AGENT FOR THE INVESTMENT COMPANY, FTIS WILL:

     o Receive from the Investment Company, from the Investment Company's Principal Underwriter or from a Shareholder, on a form acceptable to FTIS, information necessary to record sales and redemptions and to generate sale and/or redemption confirmations;

     o     Mail sale and/or redemption confirmations using standard forms;

     o      Accept  and  process  cash   payments   from   investors  and  their
            broker-dealers  or  other  agents,   clear  checks  which  represent
            payments for the purchase of Shares;

     o Support the use of automated systems for payment and other share transactions, including NSCC Fund/Serv, PC Trades and other systems which may be reasonably requested by FTIS customers;

     o Keep records as necessary to implement any deferred sales charges, exchange restrictions or other policies of the Investment Company affecting share transactions, including without limitation any restrictions or policies applicable to certain classes of shares, as stated in the applicable prospectus;

     o Requisition Shares in accordance with instructions of the Principal Underwriter of the Shares of the Investment Company;

     o Produce periodic reports reflecting the accounts receivable and the paid pending (free stock) items;

     o     Open, maintain and close Shareholder accounts;

     o Establish registration of ownership of Shares in accordance with generally accepted form;

     o Maintain records of (i) issued Shares and (ii) number of Shareholders and their aggregate Shareholdings classified according to their residence in each State of the United States or foreign country;

     o      Accept and process telephone exchanges and redemptions for Shares in
            accordance   with  a  Fund's   Telephone   Exchange  and  Redemption
            Privileges as described in the Fund's current prospectus.

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

     o Provide on request a duplicate set of records for file maintenance in the Investment Company's office;

     o Provide for the proper allocation of proceeds of share sales to the Investment Company and to the Principal Underwriter, in accordance with the applicable prospectus;

     o Redeem Shares and provide for the preparation and delivery of liquidation proceeds;

     o Provide for the processing of redemption checks, and maintain checking account records;

     o Exercise reasonable and good-faith business judgment in the registration of Share transfers, pledges and releases from pledges in accordance with the California Uniform Commercial Code - - Investment Securities;

     o From time to time make transfers of certificates for such Shares as may be surrendered for transfer properly endorsed, and countersign new certificates issued in lieu thereof;

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

     o In connection with any meeting of Shareholders, upon receiving appropriate detailed instructions and written materials prepared by the Investment Company and proxy proofs checked by the Investment Company, provide for: (a) the printing of proxy cards, (b) the delivery to Shareholders of all reports, prospectuses, proxy cards and related proxy materials of suitable design for enclosing, (c) the receipt and tabulation of executed proxies, and (d) delivery of a list of Shareholders for the meeting;

     o Answer routine correspondence and telephone inquiries about individual accounts. Prepare monthly reports for correspondence volume and correspondence data necessary for the Investment Company's Semi-Annual Report on Form N-SAR;

     o    Provide  for  the  preparation  and  delivery  of  dealer   commission
          statements and checks;

     o Maintain and furnish the Investment Company and its Shareholders with such information as the Investment Company may reasonably request for the purpose of compliance by the Investment Company with the applicable tax and securities laws of applicable jurisdictions;

     o Mail confirmations of transactions to investors and dealers in a timely fashion;

     o Provide for the payment or reinvestment of income dividends and/or capital gains distributions to Shareholders of record, in accordance with the Investment Company's and/or Shareholder's instructions, provided that:

               (a) The Investment Company shall notify FTIS in writing promptly upon declaration of any such dividend and/or distribution, and in any event at least forty-eight (48) hours before the record date;

               (b) Such notification shall include the declaration date, the record date, the payable date, the rate, and, if applicable, the reinvestment date and the reinvestment price to be used; and

               (c) Prior to the payable date, the Investment Company shall furnish FTIS with sufficient fully and finally collected funds to make such distribution;

     o Prepare and file annual U.S. information returns of dividends and capital gain distributions, gross redemption proceeds, foreign person's U.S. source income, and other U.S. federal and state information returns as required, and mail payee copies to shareholders; report and pay U.S. backup withholding on all reportable payments; report and pay U.S. federal income taxes withheld from distributions and other payments made to nonresidents of the U.S.; prepare and mail to shareholders any notice required by the Internal Revenue Code as to taxable dividends, tax-exempt interest dividends, realized net capital gains distributed and/ or retained, foreign taxes paid and foreign source income distributed or deemed distributed, U.S. source income and any tax withheld on such income, dividends received deduction information, or other applicable tax information appropriate for dissemination to shareholders of the Trust;

     o Comply with all U.S. federal income tax requirements regarding the collection of tax identification numbers and other required shareholder certifications and information pertaining to shareholder accounts; respond to all notifications from the U.S. Internal Revenue Service regarding the application of the U.S. backup withholding requirements including tax identification number solicitation requirements;

     o     Prepare transfer journals;

     o     Set up wire order Share transactions on file;

     o Provide for receipt of payment for Share transactions, and update the transaction file;

     o     Produce delinquency and other trade file reports;

     o Provide dealer commission statements and provide for payments thereof for the Principal Underwriter;

     o Sort and print shareholder information by state, social code, price break, etc.; and

     o    Mail  promptly  the  Statement  of  Additional   Information   of  the
          Investment Company to each Shareholder who requests it, at no cost to the Shareholder.

     In connection with the Investment Company's Systematic Withdrawal Plan, FTIS will:

     o Make payment of amounts withdrawn periodically by the Shareholder pursuant to the Program by redeeming Shares, and confirm such redemptions to the Shareholder; and

     o Provide confirmations of all redemptions, reinvestment of dividends and distributions, and any additional investments in the Program, including a summary confirmation at the year-end.






                                  Exhibit 10.17

                         FRANKLIN CUSTODIAN FUNDS, INC.
                            777 Mariners Island Blvd.
                           San Mateo, California 94404


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




Very truly yours,

FRANKLIN CUSTODIAN FUNDS, INC.



By:_______________________________


Accepted:

Franklin/Templeton Distributors, Inc.


By:__________________________________



DATED: ______________







                                  EXHIBIT 10.18


                                      CLASS II DISTRIBUTION PLAN

I.   Investment Company: FRANKLIN CUSTODIAN FUNDS, INC.
II.  Fund and Class:     GROWTH SERIES - CLASS II
III. Maximum Per Annum Rule 12b-1 Fees for Class II Shares
(as a percentage of average daily net assets of the class)

     A.     Distribution Fee:       0.75%
     B.     Service Fee:            0.25%

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

Date:     __________________, 1995


                    Investment Company


                    By:________________________________



                  Franklin/Templeton Distributors, Inc.


                  By:________________________________






                                            EXHIBIT 10.19


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



  (f) That you will not withhold placing customers' orders for shares so as to profit yourself as a result of such withholding or place orders for shares in amounts just below the point at which sales charges are reduced so as to benefit from a higher sales charge applicable to an amount below the breakpoint.



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



  (h) That if payment for the shares purchased is not received within the time customary or the time required by law for such payment, the sale may be canceled forthwith without any responsibility or liability on our part or on the part of the Funds, or at our option, we may sell the shares which you ordered back to the Funds, in which latter case we may hold you responsible for any loss to the Funds or loss of profit suffered by us resulting from your failure to make payment as aforesaid. We shall have no liability for any check or other item returned unpaid to you after you have paid us on behalf of a purchaser. We may refuse to liquidate the investment unless we receive the purchaser's signed authorization for the liquidation.



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

6. Dealer Compensation.

  (a) On each purchase of shares by you from us, the total sales charges and your dealer concessions shall be as stated in each Fund's then current prospectus, subject to NASD rules and applicable state and federal laws. Such sales charges and dealer concessions are subject to reductions under a variety of circumstances as described in the Funds' prospectuses. For an investor to obtain these reductions, we must be notified at the time of the sale that the sale qualifies for the reduced charge. If you fail to notify us of the applicability of a reduction in the sales charge at the time the trade is placed, neither we nor any of the Funds will be liable for amounts necessary to reimburse any investor for the reduction which should have been effected.



  (b) In accordance with the Funds' prospectuses, we or our affiliates may, but are not obligated to, make payments to dealers from our own resources as compensation for certain sales which are made at net asset value and are not subject to any contingent deferred sales charges ("Qualifying Sales"). If you notify us of a Qualifying Sale, we may make a contingent advance payment up to the maximum amount available for payment on the sale. If any of the shares purchased in a Qualifying Sale are redeemed within twelve months of the end of the month of purchase, we shall be entitled to recover any advance payment attributable to the redeemed shares by reducing any account payable or other monetary obligation we may owe to you or by making demand upon you for repayment in cash. We reserve the right to withhold advances to any dealer, if for any reason we believe that we may not be able to recover unearned advances from such dealer. In addition, dealers will generally be required to enter into a supplemental agreement with us with respect to such compensation and the repayment obligation prior to receiving any payments.



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



8. Exchanges. Telephone exchange orders will be effective only for shares in plan balance (uncertificated shares) or for which share certificates have been previously deposited and may be subject to any fees or other restrictions set forth in the applicable prospectuses. You may charge the shareholder a fair commission for handling an exchange transaction. Exchanges from a Fund sold with no sales charge to a Fund which carries a sales charge, and exchanges from a Fund sold with a sales charge to a Fund which carries a higher sales charge may be subject to a sales charge in accordance with the terms of each Fund's prospectus. You will be obligated to comply with any additional exchange policies described in each Fund's prospectus, including without limitation any policy restricting or prohibiting "Timing Accounts" as therein defined.



9. Transaction Processing. All orders are subject to acceptance by us and by the Fund or its transfer agent, and become effective only upon confirmation by us. If required by law, each transaction shall be confirmed in writing on a fully disclosed basis and if confirmed by us, a copy of each confirmation shall be sent simultaneously to you if you so request. All sales are made subject to receipt of shares by us from the Funds. We reserve the right in our discretion, without notice, to suspend the sale of shares or withdraw the offering of shares entirely. Telephone orders will be effected at the price(s) next computed on the day they are received from you if, as set forth in each Fund's current prospectus, they are received prior to the time the price of its shares is calculated. Orders received after that time will be effected at the price(s) computed on the next business day. All orders must be accompanied by payment in U.S. dollars. Orders payable by check must be drawn payable in U.S. dollars on a U.S. bank, for the full amount of the investment.



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



  To the extent you provide administrative and other services, including, but not limited to, furnishing personal and other services and assistance to your customers who own shares of a Plan Fund, answering routine inquiries regarding a Fund, assisting in changing account designations and addresses, maintaining such accounts or such other services as a Fund may require, to the extent permitted by applicable statutes, rules, or regulations, we shall pay you a Rule 12b-1 servicing fee. To the extent that you participate in the distribution of Fund shares which are eligible for a Rule 12b-1 distribution fee, we shall also pay you a Rule 12b-1 distribution fee. All Rule 12b-1 servicing and distribution fees shall be based on the value of shares attributable to customers of your firm and eligible for such payment, and shall be calculated on the basis and at the rates set forth in the compensation schedule then in effect. Without prior approval by a majority of the outstanding shares of a Fund, the aggregate annual fees paid to you pursuant to each Plan shall not exceed the amounts stated as the "annual maximums" in each Fund's prospectus, which amount shall be a specified percent of the value of the Fund's net assets held in your customers' accounts which are eligible for payment pursuant to this Agreement (determined in the same manner as each Fund uses to compute its net assets as set forth in its effective Prospectus).



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



  The Plans and provisions of any agreement relating to such Plans must be approved annually by a vote of the Plan Funds' Directors, including such persons who are not interested persons of the Plan Funds and who have no financial interest in the Plans or any related agreement ("Rule 12b-1 Directors"). The Plans or the provisions of this Agreement relating to such Plans may be terminated at any time by the vote of a majority of the Plan Funds' Boards of Directors, including Rule 12b-1 Directors, or by a vote of a majority of the outstanding shares of the Plan Funds, on sixty (60) days' written notice, without payment of any penalty. The Plans or the provisions of this Agreement may also be terminated by any act that terminates the Underwriting Agreement between us and the Plan Funds, and/or the management or administration agreement between Franklin Advisers, Inc. or Templeton Investment Counsel, Inc. or their affiliates and the Plan Funds. In the event of the termination of the Plans for any reason, the provisions of this Agreement relating to the Plans will also terminate.



  Continuation of the Plans and provisions of this Agreement relating to such Plans are conditioned on Rule 12b-1 Directors being ultimately responsible for selecting and nominating any new Rule 12b-1 Directors. Under Rule 12b-1,
Directors of any of the Plan Funds have a duty to request and evaluate, and persons who are party to any agreement related to a Plan have a duty to furnish, such information as may reasonably be necessary to an informed determination of whether the Plan or any agreement should be implemented or continued. Under Rule 12b-1, Plan Funds are permitted to implement or continue Plans or the provisions of this Agreement relating to such Plans from year-to-year only if, based on certain legal considerations, the Boards of Directors are able to conclude that the Plans will benefit the Plan Funds. Absent such yearly determination the Plans and the provisions of this Agreement relating to the Plans must be terminated as set forth above. In addition, any obligation assumed by a Fund pursuant to this Agreement shall be limited in all cases to the assets of such Fund and no person shall seek satisfaction thereof from shareholders of a Fund. You agree to waive payment of any amounts payable to you by us under a Fund's Plan of Distribution pursuant to Rule 12b-1 until such time as we are in receipt of such fee from the Fund.



  The provisions of the Rule 12b-1 Plans between the Plan Funds and us, insofar as they relate to Plans, shall control over the provisions of this Agreement in the event of any inconsistency.



12. Registration of Shares. Upon request, we shall notify you of the states or other jurisdictions in which each Fund's shares are currently registered or qualified for sale to the public. We shall have no obligation to register or qualify, or to maintain registration or qualification of, Fund shares in any state or other jurisdiction. We shall have no responsibility, under the laws regulating the sale of securities in any U.S. or foreign jurisdiction, for the qualification or status of persons selling Fund shares or for the manner of sale of Fund shares. Except as stated in this paragraph, we shall not, in any event, be liable or responsible for the issue, form, validity, enforceability and value of such shares or for any matter in connection therewith, and no obligation not expressly assumed by us in this Agreement shall be implied. Nothing in this Agreement, however, shall be deemed to be a condition, stipulation or provision binding any person acquiring any security to waive compliance with any provision of the Securities Act of 1933, or of the rules and regulations of the Securities and Exchange Commission, or to relieve the parties hereto from any liability arising under the Securities Act of 1933.



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



14. Fund Information. No person is authorized to give any information or make any representations concerning shares of any Fund except those contained in the Fund's current prospectus or in materials issued by us as information supplemental to such prospectus. We will supply prospectuses, reasonable quantities of supplemental sale literature, sales bulletins, and additional information as issued. You agree not to use other advertising or sales material relating to the Funds except that which (a) conforms to the requirements of any applicable laws or regulations of any government or authorized agency in the U.S. or any other country, having jurisdiction over the offering or sale of shares of the Funds, and (b) is approved in writing by us in advance of such use. Such approval may be withdrawn by us in whole or in part upon notice to you, and you shall, upon receipt of such notice, immediately discontinue the use of such sales literature, sales material and advertising. You are not authorized to modify or translate any such materials without our prior written consent.



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



16. Termination; Succession; Amendment. Each party to this Agreement may cancel its participation in this Agreement by giving written notice to the other parties. Such notice shall be deemed to have been given and to be effective on the date on which it was either delivered personally to the other parties or any officer or member thereof, or was mailed postpaid or delivered to a telegraph office for transmission to the other parties' Chief Legal Officers at the addresses shown herein or in the most recent NASD Manual. This Agreement shall terminate immediately upon the appointment of a Trustee under the Securities Investor Protection Act or any other act of insolvency by you. The termination of this Agreement by any of the foregoing means shall have no effect upon transactions entered into prior to the effective date of termination. A trade placed by you subsequent to your voluntary termination of this Agreement will not serve to reinstate the Agreement. Reinstatement, except in the case of a temporary suspension of a dealer, will only be effective upon written notification by us. Unless terminated, this Agreement shall be binding upon each party's successors or assigns. This Agreement may be amended by us at any time by written notice to you and your placing of an order or acceptance of payments of any kind after the effective date and receipt of notice of any such Amendment shall constitute your acceptance of such Amendment.



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




FRANKLIN/TEMPLETON DISTRIBUTORS, INC.



By:
--------------------------------------------------------------------------------
   Greg Johnson, President

777 Mariners Island Blvd.
San Mateo, CA 94404
Attention: Chief Legal Officer (for legal notices only)
415/312-2000

700 Central Avenue
St. Petersburg, Florida 33701-3628
813/823-8712









--------------------------------------------------------------------------------


Dealer: If you have not previously signed a Dealer Agreement with us, please complete and sign this section and return the original to us.





--------------------------------------------------------------------------------
DEALER NAME

By:
--------------------------------------------------------------------------------
    (Signature)

Name:
--------------------------------------------------------------------------------

Title:






Address:


--------------------------------------------------------------------------------





Telephone:

NASD CRD



  Franklin Templeton Dealer #
--------------------------------------------------------------------------------
  (Internal Use Only)

95.89/104 (05/95)







                                  EXHIBIT 10.20


                    MUTUAL FUND PURCHASE AND SALES AGREEMENT
                FOR ACCOUNTS OF BANK AND TRUST COMPANY CUSTOMERS
                             Effective: July 1, 1995

1. INTRODUCTION

  The parties to this Agreement are a bank or trust company ("Bank") and Franklin/Templeton Distributors, Inc. ("FTDI"). This Agreement sets forth the terms and conditions under which FTDI will execute purchases and redemptions of shares of the Franklin or Templeton mutual funds for which FTDI now or in the future serves as principal underwriter ("Funds"), at the request of the Bank upon the order and for the account of Bank's customers ("Customers"). In this Agreement, "Customer" shall include the beneficial owners of an account and any agent or attorney-in-fact duly authorized or appointed to act on the owners' behalf with respect to the account. FTDI will notify Bank from time to time of the Funds which are eligible for distribution and the terms of compensation under this Agreement. This Agreement is not exclusive, and either party may enter into similar agreements with third parties. This Agreement supersedes any prior agreements between the parties, as stated in paragraph 6(j), below.



2. REPRESENTATIONS AND WARRANTIES OF BANK

  Bank warrants and represents to FTDI and the Funds that:



a) Bank is a "bank" as defined in Section 3(a)(6) of the Securities and Exchange Act of 1934, as amended (the "34 Act"):

       "The term `bank' means (A) a banking institution organized under the laws of the United States, (B) a member bank of the Federal Reserve System, (C) any other banking institution, whether incorporated or not, doing business under the law of any State or of the United States, a substantial portion of the business of which consists of receiving deposits or exercising a fiduciary power similar to those permitted to national banks under the authority of the Comptroller of the Currency pursuant to the first section of Public Law 87-722 (12 U.S.C. 92a), and which is supervised and examined by State or Federal authority having supervision over banks, and which is not operated for the purpose of evading the provisions of this title, and (D) a receiver, conservator, or other liquidating agent of any institution or firm included in clauses (A), (B) or (C) of this paragraph."



  b) Bank is authorized to enter into this Agreement, and Bank's performance of its obligations and receipt of consideration under this Agreement will not violate any law, regulation, charter, agreement, or regulatory restriction to which Bank is subject.



  c) Bank has received all regulatory agency approvals and taken all legal and other steps necessary for offering the services Bank will provide to Customers in connection with this Agreement.



3. REPRESENTATIONS AND WARRANTIES OF THE PRINCIPAL UNDERWRITER

  FTDI warrants and represents to Bank that:



  a)     FTDI is a broker/dealer registered under the '34 Act.



  b)     FTDI is the principal underwriter of the Funds.



4. COVENANTS OF BANK

  For each Transaction under this Agreement, Bank will:



  a)     be authorized to engage in the Transaction;



  b)     act as agent for the Customer;



  c)     act solely at the request of and for the account of the Customer;



  d) not submit an order unless Bank has already received the order from the Customer;



  e) not submit a purchase order unless Bank has already delivered to the Customer a copy of the then current prospectus for the Fund(s) whose shares are to be purchased;



  f) not withhold placing any Customer's order for the purpose of profiting from the delay;



g) have no beneficial ownership of the securities in any purchase Transaction (the Customer will have the full beneficial ownership), unless Bank is the Customer (in which case, Bank will not engage in the Transaction unless the Transaction is legally permissible for Bank); and



h)   not accept or withhold any Fee otherwise  allowed  under  Sections 5(d) and
     (e) of this Agreement, if prohibited by the Employee Retirement Income Security Act ("ERISA") or trust or similar laws to which Bank is subject, in the case of purchases or redemptions (hereinafter, "Transactions") of Fund shares involving retirement plans, trusts, or similar accounts.



i) maintain records of all sales and redemptions of shares made through Bank and to furnish FTDI with copies of such records on request.



j) distribute prospectuses, statements of additional information and reports to Bank's customers in compliance with applicable legal requirements, except to the extent that FTDI expressly undertakes to do so on behalf of Bank.



  While this Agreement is in effect, Bank will:



k) not purchase any shares from any person at a price lower than the redemption price then quoted by the applicable Fund;



l) repay FTDI the full Fee received by Bank under Sections 5(d) and (e) of this Agreement, for any shares purchased under this Agreement which are repurchased by the Fund within 7 business days after the purchase; in turn, FTDI shall pay to the Fund the amount repaid by Bank and will notify Bank of any such repurchase within a reasonable time;



m) in connection with orders for the purchase of shares on behalf of an Individual Retirement Account, Self-Employed Retirement Plan or other retirement accounts, by mail, telephone, or wire, Bank shall act as agent for the custodian or trustee of such plans (solely with respect to the time of receipt of the application and payments) and shall not place such an order until Bank has received from its customer payment for such purchase and, if such purchase represents the first contribution to such a plan, the completed documents necessary to establish the plan. Bank agrees to indemnify FTDI and Franklin Templeton Trust Company and/or Templeton Funds Trust Company as applicable for any claim, loss, or liability resulting from incorrect investment instructions received from Bank which cause a tax liability or other tax penalty.



n) be responsible for compliance with all laws and regulations, including those of the applicable federal and state bank regulatory authorities, with regard to Bank and Bank's Customers; and



o) immediately notify FTDI in writing at the address given below, should Bank cease to be a bank as set forth in Section 2(a) of this Agreement.



5. TERMS AND CONDITIONS FOR TRANSACTIONS

 a)     Price

       Transaction orders received from Bank will be accepted only at the public offering price and in compliance with procedures applicable to each order as set forth in the then current prospectus and statement of additional information (hereinafter, collectively, "prospectus") for the applicable Fund. All orders must be accompanied by payment in U.S. dollars. Orders payable by check must be drawn payable in U.S. dollars on a U.S. bank, for the full amount of the investment. All sales are made subject to receipt of shares by FTDI from the Funds. FTDI reserves the right in its discretion, without notice, to suspend the sale of shares or withdraw the offering of shares entirely.



 b)     Orders and Confirmations

       All purchase orders are subject to acceptance or rejection by FTDI and by the Fund or its transfer agent at their sole discretion, and become effective only upon confirmation by FTDI. Transaction orders shall be made using the procedures and forms required by FTDI from time to time. Orders received on any business day after the time for calculating the price of Fund shares as set forth in each Fund's current prospectus will be effected at the price determined on the next business day. A written confirming statement will be sent to Bank and to Customer upon settlement of each Transaction.



  c)     Multiple Class Guidelines



       FTDI may from time to time provide to Bank written compliance guidelines or standards relating to the sale or distribution of Funds offering multiple classes of shares with different sales charges and distribution-related operating expenses. In addition, Bank will be bound by any applicable rules or regulations of government agencies or self-regulatory organizations generally affecting the sale or distribution of mutual funds offering multiple classes of shares.



  d)     Payments by Bank for Purchases



       On the settlement date for each purchase, Bank shall either (i) remit the full purchase price by wire transfer to an account designated by FTDI, or (ii) following FTDI's procedures, wire the purchase price less the Fee allowed by
Section 5(e) of this Agreement. Twice monthly, FTDI will pay Bank Fees not previously paid to or withheld by Bank. Each calendar month, FTDI, as applicable, will prepare and mail an activity statement summarizing all Transactions.



 e)     Fees and Payments

       Where permitted by the prospectus for each Fund, a charge, concession, or fee ("Fee") may be paid to Bank, related to services provided by Bank in connection with Transactions. The amount of the Fee, if any, is set by the relevant prospectus. Adjustments in the Fee are available for certain purchases, and Bank is solely responsible for notifying FTDI when any purchase order is qualified for such an adjustment. If Bank fails to notify FTDI of the applicability of a reduction in the sales charge at the time the trade is placed, neither FTDI nor any of the Funds will be liable for amounts necessary to reimburse any investor for the reduction which should have been effected.



       In accordance with the Funds' prospectuses, FTDI or its affiliates may, but are not obligated to, make payments from their own resources to banks or dealers as compensation for certain sales which are made at net asset value and are not subject to any contingent deferred sales charges ("Qualifying Sales"). If Bank notifies FTDI of a Qualifying Sale, FTDI may make a contingent advance payment up to the maximum amount available for payment on the sale. If any of the shares purchased in a Qualifying Sale are redeemed within twelve months of the end of the month of purchase, FTDI shall be entitled to recover any advance payment attributable to the redeemed shares by reducing any account payable or other monetary obligation FTDI may owe to Bank or by making demand upon Bank for repayment in cash. FTDI reserves the right to withhold advances to any bank or dealer, if for any reason it believes that it may not be able to recover unearned advances from such bank or dealer. In addition, banks and dealers will generally be required to enter into a supplemental agreement with FTDI with respect to such compensation and the repayment obligation prior to receiving any payments.



 f)      Rule 12b-1 Plans

       Bank is also invited to participate in all Plans adopted by the Funds (the "Plan Funds") pursuant to Rule 12b-1 under the 1940 Act.



       To the extent Bank provides administrative and other services, including, but not limited to, furnishing personal and other services and assistance to Bank's customers who own shares of a Plan Fund, answering routine inquiries regarding a Fund, assisting in changing account designations and addresses, maintaining such accounts or such other services as a Fund may require, to the extent permitted by applicable statutes, rules, or regulations, FTDI shall pay Bank Rule 12b-1 fees. All Rule 12b-1 fees shall be based on the value of shares attributable to customers of Bank and eligible for such payment, and shall be calculated on the basis and at the rates set forth in the compensation schedule then in effect. Without prior approval by a majority of the outstanding shares of a Fund, the aggregate annual fees paid to Bank pursuant to each Plan shall not exceed the amounts stated as the "annual maximums" in each Fund's prospectus, which amount shall be a specified percent of the value of the Fund's net assets held in Bank's customers' accounts which are eligible for payment pursuant to this Agreement (determined in the same manner as each Fund uses to compute its net assets as set forth in its effective Prospectus).



       Bank shall furnish FTDI and each Fund with such information as shall reasonably be requested by the Board of Directors, Trustees or Managing General Partners (hereinafter referred to as "Directors") of such Funds with respect to the fees paid to Bank pursuant to the Schedule. FTDI shall furnish to the Boards of Directors of the Plan Funds, for their review on a quarterly basis, a written report of the amounts expended under the Plans and the purposes for which such expenditures were made.



       The Plans and provisions of any agreement relating to such Plans must be approved annually by a vote of the Plan Funds' Directors, including such persons who are not interested persons of the Plan Funds and who have no financial interest in the Plans or any related agreement ("Rule 12b-1 Directors"). The Plans or the provisions of this Agreement relating to such Plans may be terminated at any time by the vote of a majority of the Plan Funds' Boards of Directors, including Rule 12b-1 Directors, or by a vote of a majority of the outstanding shares of the Plan Funds, on sixty (60) days' written notice, without payment of any penalty. The Plans or the provisions of this Agreement may also be terminated by any act that terminates the Underwriting Agreement between FTDI and the Plan Funds, and/or the management or administration agreement between Franklin Advisers, Inc. or Templeton Investment Counsel, Inc. or their affiliates and the Plan Funds. In the event of the termination of the Plans for any reason, the provisions of this Agreement relating to the Plans will also terminate.



       Continuation of the Plans and provisions of this Agreement relating to such Plans are conditioned on Rule 12b-1 Directors being ultimately responsible for selecting and nominating any new Rule 12b-1 Directors. Under Rule 12b-1, Directors of any of the Plan Funds have a duty to request and evaluate, and persons who are party to any agreement related to a Plan have a duty to furnish, such information as may reasonably be necessary to an informed determination of whether the Plan or any agreement should be implemented or continued. Under Rule 12b-1, Plan Funds are permitted to implement or continue Plans or the provisions of this Agreement relating to such Plans from year-to-year only if, based on certain legal considerations, the Boards of Directors are able to conclude that the Plans will benefit the Plan Funds. Absent such yearly determination, the Plans and the provisions of this Agreement relating to the Plans must be terminated as set forth above. In addition, any obligation assumed by a Fund pursuant to this Agreement shall be limited in all cases to the assets of such Fund and no person shall seek satisfaction thereof from shareholders of a Fund. Bank agrees to waive payment of any amounts payable to Bank by FTDI under a Fund's Plan of Distribution pursuant to Rule 12b-1 until such time as FTDI is in receipt of such fee from the Fund.



       The provisions of the Rule 12b-1 Plans between the Plan Funds and FTDI, insofar as they relate to Plans, shall control over the provisions of this Agreement in the event of any inconsistency.



 g)     Other Distribution Services

       From time to time, FTDI may offer telephone and other augmented services in connection with Transactions under this Agreement. If Bank uses any such service, Bank will be subject to the procedures applicable to the service, whether or not Bank has executed any agreement required for the service.



 h)      Conditional Orders; Certificates

       FTDI will not accept any conditional Transaction orders. Delivery of certificates or confirmations for shares purchased shall be made by the Fund conditional upon receipt of the purchase price, subject to deduction of any Fee. No certificates will be issued unless specifically requested.



 i)     Cancellation of Orders

       If payment for shares purchased is not received within the time customary or the time required by law for such payment, the sale may be canceled without notice or demand, and neither FTDI nor the Fund(s) shall have any responsibility or liability for such a cancellation; alternatively, the unpaid shares may be sold back to the Fund, and Bank shall be liable for any resulting loss to FTDI or to the Fund(s). FTDI shall have no liability for any check or other item returned unpaid to Bank after Bank has paid FTDI on behalf of a purchaser. FTDI may refuse to liquidate the investment unless it receives the purchaser's signed authorization for the liquidation.



 j)     Order Corrections

       Bank shall assume responsibility for any loss to a Fund(s) caused by a correction made subsequent to trade date, provided such correction was not based on any error, omission or negligence on FTDI's part, and Bank will immediately pay such loss to the Fund(s) upon notification.



 k)     Redemptions; Cancellation

       Redemptions or repurchases of shares will be made at the net asset value of such shares, less any applicable deferred sales or redemption charges, in accordance with the applicable prospectuses. As agent, Bank may sell shares for the account of the record owner to the Funds at the repurchase price then currently in effect for such shares and may charge the owner a fair fee for handling the transaction. If on a redemption which Bank has ordered, instructions in proper form, including outstanding certificates, are not received within the time customary or the time required by law, the redemption may be canceled forthwith without any responsibility or liability on the part of FTDI or any Fund, or at its option FTDI may buy the shares redeemed on behalf of the Fund, in which latter case it may hold Bank responsible for any loss to the Fund or loss of profit suffered by FTDI resulting from Bank's failure to settle the redemption.



 l)     Exchanges

       Telephone exchange orders will be effective only for shares in plan balance (uncertificated shares) or for which share certificates have been previously deposited and may be subject to any fees or other restrictions set forth in the applicable prospectuses. Bank may charge the shareholder a fair fee for handling an exchange transaction. Exchanges from a Fund sold with no sales charge to a Fund which carries a sales charge, and exchanges from a Fund sold with a sales charge to a Fund which carries a higher sales charge may be subject to a sales charge in accordance with the terms of each Fund's prospectus. Bank will be obligated to comply with any additional exchange policies described in each Fund's prospectus, including without limitation any policy restricting or prohibiting "Timing Accounts" as therein defined.



 m)     Qualification of Shares; Indemnification

       Upon request, FTDI shall notify Bank of the states or other jurisdictions in which each Fund's shares are currently registered or qualified for sale to the public. FTDI shall have no obligation to register or qualify, or to maintain registration or qualification of, Fund shares in any state or other jurisdiction. FTDI shall have no responsibility, under the laws regulating the sale of securities in any U.S. or foreign jurisdiction, for the qualification or status of persons selling Fund shares or for the manner of sale of Fund shares. Except as stated in this paragraph, FTDI shall not, in any event, be liable or responsible for the issue, form, validity, enforceability and value of such shares or for any matter in connection therewith, and no obligation not expressly assumed by FTDI in this Agreement shall be implied. If it is necessary to register or qualify shares of any Fund in any foreign jurisdictions in which Bank intends to offer such shares, it will be Bank's responsibility to arrange for and to pay the costs of such registration or qualification; prior to any such registration or qualification Bank will notify FTDI of its intent and of any limitations that might be imposed on the Funds and Bank agrees not to proceed with such registration or qualification without the written consent of the Funds and of FTDI.



       Bank further agrees to indemnify, defend and hold harmless the Principal Underwriter, the Funds, their officers, directors and employees from any and all losses, claims, liabilities and expenses, arising out of (1) any alleged violation of any statute or regulation (including without limitation the securities laws and regulations of the United States or any state or foreign country) or any alleged tort or breach of contract, in or related to the offer and sale by Bank of shares of the Funds pursuant to this Agreement (except to the extent that FTDI's negligence or failure to follow correct instructions received from Bank is the cause of such loss, claim, liability or expense), (2) any redemption or exchange pursuant to telephone instructions received from Bank or its agents or employees, or (3) the breach by Bank of any of the terms and conditions of this Agreement.



       However, nothing in this Agreement shall be deemed to be a condition, stipulation, or provision binding any person acquiring any security to waive compliance with any provision of the Securities Act of 1933, or of the rules and regulations of the Securities and Exchange Commission, or to relieve the parties hereto from any liability arising under the Securities Act of 1933.


 n)     Prospectus and Sales Materials; Limit on Advertising

       No person is authorized to give any information or make any representations concerning shares of any Fund except those contained in the
Fund's  current  prospectus  or in  materials  issued  by  FTDI  as  information supplemental to such prospectus. FTDI will supply prospectuses, reasonable quantities of supplemental sale literature, sales bulletins, and additional information as issued. Bank agrees not to use other advertising or sales material relating to the Funds except that which (a) conforms to the requirements of any applicable laws or regulations of any government or authorized agency in the U.S. or any other country, having jurisdiction over the offering or sale of shares of the Funds, and (b) is approved in writing by FTDI in advance of such use. Such approval may be withdrawn by FTDI in whole or in part upon notice to Bank, and Bank shall, upon receipt of such notice, immediately discontinue the use of such sales literature, sales material and advertising. Bank is not authorized to modify or translate any such materials without the prior written consent of FTDI.



 o)     Customer Information

       (1) Definition. For purposes of this paragraph 5(h)(iv), `Customer Information' means customer names and other identifying information pertaining to Bank's mutual fund customers which is furnished by Bank to FTDI in the ordinary course of business under this Agreement. Customer Information shall not include any information obtained from other sources.



       (2) Permitted Uses. FTDI may use Customer Information to fulfill its obligations under this Agreement, the Distribution Agreements between the Funds and FTDI, the Funds' prospectuses, or other duties imposed by law. In addition, FTDI or its affiliates may use Customer Information in communications to shareholders to market the Funds or other investment products or services, including without limitation variable annuities, variable life insurance, and retirement plans and related services. FTDI may also use Customer Information if it obtains Bank's prior written consent.



       (3) Prohibited Uses. Except as stated above, FTDI shall not disclose Customer Information to third parties, and shall not use Customer Information in connection with any advertising, marketing or solicitation of any products or services, provided that Bank offers or soon expect to offer comparable products or services to mutual fund customers and have so notified FTDI.



       (4) Survival; Termination. The agreements described in this paragraph 5(h)(iv) shall survive the termination of this Agreement, but shall terminate as to any account upon FTDI's receipt of valid notification of either the termination of that account with Bank or the transfer of that account to another bank or dealer.



6. GENERAL

 a)     Successors and Assignments

       This Agreement binds Bank and FTDI and their respective heirs, successors and assigns. Bank may not assign its right and duties under this Agreement without the advance, written authorization of FTDI.



 b)     Paragraph Headings

       The paragraph headings of this Agreement are for convenience only, and shall not be deemed to define, limit, or describe the scope or intent of this Agreement.



 c)     Severability

       Should any provision of this Agreement be determined to be invalid or unenforceable under any law, rule, or regulation, that determination shall not affect the validity or enforceability of any other provision of this Agreement.



 d)     Waivers

       There shall be no waiver of any provision of this Agreement except a written waiver signed by Bank and FTDI. No written waiver shall be deemed a continuing waiver or a waiver of any other provision, unless the waiver expresses such intention.



 e)     Sole Agreement

       This Agreement is the entire agreement of Bank and FTDI and supersedes all oral negotiations and prior writings.



 f)     Governing Law

       This Agreement shall be construed in accordance with the laws of the State of California, not including any provision which would require the general application of the law of another jurisdiction, and shall be binding upon the parties hereto when signed by FTDI and accepted by Bank, either by Bank's signature in the space provided below or by Bank's first trade entered after receipt of this Agreement.



 g)     Arbitration

       Should any of Bank's concession accounts with FTDI have a debit balance, FTDI may offset and recover the amount owed from any other account Bank has with FTDI, without notice or demand to Bank. Either party may submit any dispute under this Agreement to binding arbitration under the commercial arbitration rules of the American Arbitration Association. Judgment upon any arbitration award may be entered by any state or federal court having jurisdiction.



 h)     Amendments

       FTDI may amend this Agreement at any time by depositing a written notice of the amendment in the U.S. mail, first class postage pre-paid, addressed to Bank's address given below. Bank's placement of any Transaction order or acceptance of any payments after the effective date and receipt of notice of any such amendment shall constitute Bank's acceptance of the amendment.



 i)     Term and Termination

       This Agreement shall continue in effect until terminated. FTDI or Bank may terminate this Agreement at any time by written notice to the other, but such termination shall not affect the payment or repayment of Fees on Transactions prior to the termination date. Termination also will not affect the indemnities given under this Agreement.



 j)     Acceptance; Cumulative Effect

       This Agreement is cumulative and supersedes any agreement previously in effect. It shall be binding upon the parties hereto when signed by FTDI and accepted by Bank. If Bank has a current agreement with FTDI, Bank's first trade or acceptance of payments from FTDI after receipt of this Agreement, as it may be amended pursuant to paragraph 6(h), above, shall constitute Bank's acceptance of the terms of this Agreement. Otherwise, Bank's signature below shall constitute Bank's acceptance of these terms.




FRANKLIN/TEMPLETON DISTRIBUTORS, INC.



By:
--------------------------------------------------------------------------------
   Greg Johnson, President

777 Mariners Island Blvd.
San Mateo, CA 94404
Attention: Chief Legal Officer (for legal notices only)
415/312-2000
700 Central Avenue
St. Petersburg, Florida 33701-3628
813/823-8712



--------------------------------------------------------------------------------


To the Bank or Trust Company: If you have not previously signed an agreement with us for the sale of mutual fund shares to your customers, please complete and sign this section and return the original to us.

BANK or TRUST COMPANY


--------------------------------------------------------------------------------
(Firm's name)

By:
--------------------------------------------------------------------------------
(Signature)

Name:
--------------------------------------------------------------------------------

Title:




Address:







Telephone:



#

95.89/108(06/95)






                                  EXHIBIT 10.21




                         FRANKLIN VALUE INVESTORS TRUST
                                  on behalf of
                          FRANKLIN MICROCAP VALUE FUND

                              MANAGEMENT AGREEMENT



     THIS MANAGEMENT AGREEMENT made between Franklin Value Investors Trust, a Massachusetts business trust (the "Trust"), on behalf of Franklin MicroCap Value Fund (the "Fund"), a series of the Trust, and FRANKLIN ADVISERS, INC., a California corporation, (the "Manager").

     WHEREAS, the Trust has been organized and intends to operate as an investment company registered under the Investment Company Act of 1940 (the "1940 Act") for the purpose of investing and reinvesting its assets in securities, as set forth in its Agreement and Declaration of Trust, its By-Laws and its Registration Statements under the 1940 Act and the Securities Act of 1933, all as heretofore and hereafter amended and supplemented; and the Trust desires to avail itself of the services, information, advice, assistance and facilities of an investment manager and to have an investment manager perform various management, statistical, research, investment advisory and other services for the Fund; and,

     WHEREAS, the Manager is registered as an investment adviser under the Investment Advisers Act of 1940, is engaged in the business of rendering management, investment advisory, counseling and supervisory services to investment companies and other investment counseling clients, and desires to provide these services to the Fund.

     NOW THEREFORE, in consideration of the terms and conditions hereinafter set forth, it is mutually agreed as follows:

     l. Employment of the Manager. The Trust hereby employs the Manager to manage the investment and reinvestment of the Fund's assets and to administer its affairs, subject to the direction of the Board of Trustees and the officers of the Trust, for the period and on the terms hereinafter set forth. The Manager hereby accepts such employment and agrees during such period to render the services and to assume the obligations herein set forth for the compensation herein provided. The Manager shall for all purposes herein be deemed to be an independent contractor and shall, except as expressly provided or authorized (whether herein or otherwise), have no authority to act for or represent the Fund or the Trust in any way or otherwise be deemed an agent of the Fund or the Trust.

     2. Obligations of and Services to be Provided by the Manager. The Manager undertakes to provide the services hereinafter set forth and to assume the following obligations:

          A. Administrative Services. The Manager shall furnish to the Fund adequate (i) office space, which may be space within the offices of the Manager or in such other place as may be agreed upon from time to time, (ii) office furnishings, facilities and equipment as may be reasonably required for managing the affairs and conducting the business of the Fund, including conducting correspondence and other communications with the shareholders of the Fund, maintaining all internal bookkeeping, accounting and auditing services and records in connection with the Fund's investment and business activities. The
Manager shall employ or provide and compensate the executive, secretarial and clerical personnel necessary to provide such services. The Manager shall also compensate all officers and employees of the Trust who are officers or employees of the Manager or its affiliates.

     B.     Investment Management Services.

          (a) The Manager shall manage the Fund's assets subject to and in accordance with the investment objectives and policies of the Fund and any directions which the Trust's Board of Trustees may issue from time to time. In pursuance of the foregoing, the Manager shall make all determinations with respect to the investment of the Fund's assets and the purchase and sale of its investment securities, and shall take such steps as may be necessary to implement the same. Such determinations and services shall include determining the manner in which any voting rights, rights to consent to corporate action and any other rights pertaining to the Fund's investment securities shall be exercised. The Manager shall render or cause to be rendered regular reports to the Trust, at regular meetings of its Board of Trustees and at such other times as may be reasonably requested by the Trust's Board of Trustees, of (i) the decisions made with respect to the investment of the Fund's assets and the purchase and sale of its investment securities, (ii) the reasons for such decisions and (iii) the extent to which those decisions have been implemented.

          (b) The Manager, subject to and in accordance with any directions which the Trust's Board of Trustees may issue from time to time, shall place, in the name of the Fund, orders for the execution of the Fund's securities transactions. When placing such orders, the Manager shall seek to obtain the best net price and execution for the Fund, but this requirement shall not be deemed to obligate the Manager to place any order solely on the basis of obtaining the lowest commission rate if the other standards set forth in this section have been satisfied. The parties recognize that there are likely to be many cases in which different brokers are equally able to provide such best price and execution and that, in selecting among such brokers with respect to particular trades, it is desirable to choose those brokers who furnish research, statistical, quotations and other information to the Fund and the Manager in accordance with the standards set forth below. Moreover, to the extent that it continues to be lawful to do so and so long as the Board of Trustees determines that the Fund will benefit, directly or indirectly, by doing so, the Manager may place orders with a broker who charges a commission for that transaction which is in excess of the amount of commission that another broker would have charged for effecting that transaction, provided that the excess commission is reasonable in relation to the value of "brokerage and research services" (as defined in Section 28(e) (3) of the Securities Exchange Act of 1934) provided by that broker.

     Accordingly, the Trust and the Manager agree that the Manager shall select brokers for the execution of the Fund's transactions from among:

     (i) Those brokers and dealers who provide quotations and other services to the Fund, specifically including the quotations necessary to determine the Fund's net assets, in such amount of total brokerage as may reasonably be required in light of such services; and

     (ii) Those brokers and dealers who supply research, statistical and other data to the Manager or its affiliates which the Manager or its affiliates may lawfully and appropriately use in their investment advisory capacities, which relate directly to securities, actual or potential, of the Fund, or which place the Manager in a better position to make decisions in connection with the management of the Fund's assets and securities, whether or not such data may also be useful to the Manager and its affiliates in managing other portfolios or advising other clients, in such amount of total brokerage as may reasonably be required. Provided that the Trust's officers are satisfied that the best execution is obtained, the sale of shares of the Fund may also be considered as a factor in the selection of broker-dealers to execute the Fund's portfolio transactions.


     (c) When the Manager has determined that the Fund should tender securities pursuant to a "tender offer solicitation," Franklin/Templeton Distributors, Inc. ("Distributors") shall be designated as the "tendering dealer" so long as it is legally permitted to act in such capacity under the federal securities laws and rules thereunder and the rules of any securities exchange or association of which Distributors may be a member. Neither the Manager nor Distributors shall be obligated to make any additional commitments of capital, expense or personnel beyond that already committed (other than normal periodic fees or payments necessary to maintain its corporate existence and membership in the National Association of Securities Dealers, Inc.) as of the date of this Agreement. This Agreement shall not obligate the Manager or Distributors (i) to act pursuant to the foregoing requirement under any circumstances in which they might reasonably believe that liability might be imposed upon them as a result of so acting, or
(ii) to institute legal or other proceedings to collect fees which may be considered to be due from others to it as a result of such a tender, unless the Trust on behalf of the Fund shall enter into an agreement with the Manager and/or Distributors to reimburse them for all such expenses connected with attempting to collect such fees, including legal fees and expenses and that portion of the compensation due to their employees which is attributable to the time involved in attempting to collect such fees.

     (d) The Manager shall render regular reports to the Trust, not more frequently than quarterly, of how much total brokerage business has been placed by the Manager, on behalf of the Fund, with brokers falling into each of the categories referred to above and the manner in which the allocation has been accomplished.

               (e) The Manager agrees that no investment decision will be made or influenced by a desire to provide brokerage for allocation in accordance with the foregoing, and that the right to make such allocation of brokerage shall not interfere with the Manager's paramount duty to obtain the best net price and execution for the Fund.

          C. Provision of Information Necessary for Preparation of Securities Registration Statements, Amendments and Other Materials. The Manager, its
officers and employees will make available and provide accounting and statistical information required by the Fund in the preparation of registration statements, reports and other documents required by federal and state securities laws and with such information as the Fund may reasonably request for use in the preparation of such documents or of other materials necessary or helpful for the underwriting and distribution of the Fund's shares.

     D. Other Obligations and Services. The Manager shall make its officers and employees available to the Board of Trustees and officers of the Trust for consultation and discussions regarding the administration and management of the Fund and its investment activities.

     3. Expenses of the Fund. It is understood that the Fund will pay all of its own expenses other than those expressly assumed by the Manager herein, which expenses payable by the Fund shall include:

     A. Fees and expenses paid to the Manager as provided herein;

     B. Expenses of all audits by independent public accountants;

     C. Expenses of transfer agent, registrar, custodian, dividend disbursing agent and shareholder record-keeping services, including the expenses of issue, repurchase or redemption of its shares;

     D. Expenses of obtaining quotations for calculating the value of the Fund's net assets;

     E. Salaries and other compensations of executive officers of the Trust who are not officers, directors, stockholders or employees of the Manager or its affiliates;

     F. Taxes levied against the Fund;

     G. Brokerage fees and commissions in connection with the purchase and sale of securities for the Fund;

     H. Costs, including the interest expense, of borrowing money;

     I. Costs incident to meetings of the Board of Trustees and shareholders of the Fund, reports to the Fund's shareholders, the filing of reports with regulatory bodies and the maintenance of the Fund's and the Trust's legal existence;

     J. Legal fees, including the legal fees related to the registration and continued qualification of the Fund's shares for sale;

     K. Trustees' fees and expenses to trustees who are not directors, officers, employees or stockholders of the Manager or any of its affiliates;

     L. Costs and expense of registering and maintaining the registration of the Fund and its shares under federal and any applicable state laws; including the printing and mailing of prospectuses to its shareholders;

     M. Trade association dues; and

     N. The Fund's pro rata portion of fidelity bond, errors and omissions, and trustees and officer liability insurance premiums.

     4. Compensation of the Manager. The Fund shall pay a management fee in cash to the Manager based upon a percentage of the value of the Fund's net assets, calculated as set forth below, as compensation for the services rendered and obligations assumed by the Manager, during the preceding month, on the first business day of the month in each year.

          A. For purposes of calculating such fee, the value of the net assets of the Fund shall be determined in the same manner as the Fund uses to compute the value of its net assets in connection with the determination of the net asset value of its shares, all as set forth more fully in the Fund's current prospectus and statement of additional information. The rate of the management fee payable by the Fund shall be calculated daily at the rate of .75% (.75 of 1%) of the Fund's average daily net assets.

          B. The management fee payable by the Fund shall be reduced or eliminated to the extent that Distributors has actually received cash payments of tender offer solicitation fees less certain costs and expenses incurred in connection therewith and to the extent necessary to comply with the limitations on expenses which may be borne by the Fund as set forth in the laws, regulations and administrative interpretations of those states in which the Fund's shares are registered. The Manager may waive all or a portion of its fees provided for hereunder and such waiver shall be treated as a reduction in purchase price of its services. The Manager shall be contractually bound hereunder by the terms of any publicly announced waiver of its fee, or any limitation of the Fund's expenses, as if such waiver or limitation were fully set forth herein.

          C. If this Agreement is terminated prior to the end of any month, the accrued management fee shall be paid to the date of termination.

     5. Activities of the Manager. The services of the Manager to the Fund hereunder are not to be deemed exclusive, and the Manager and any of its affiliates shall be free to render similar services to others. Subject to and in accordance with the Agreement and Declaration of Trust and By-Laws of the Trust and Section 10(a) of the 1940 Act, it is understood that trustees, officers, agents and shareholders of the Trust are or may be interested in the Manager or its affiliates as directors, officers, agents or stockholders; that directors, officers, agents or stockholders of the Manager or its affiliates are or may be interested in the Trust as trustees, officers, agents, shareholders or otherwise; that the Manager or its affiliates may be interested in the Fund as shareholders or otherwise; and that the effect of any such interests shall be governed by said Agreement and Declaration of Trust, By-Laws and the 1940 Act.

     6.     Liabilities of the Manager.

          A. In the absence of willful misfeasance, bad faith, gross negligence, or reckless disregard of obligations or duties hereunder on the part of the Manager, the Manager shall not be subject to liability to the Trust or the Fund or to any shareholder of the Fund for any act or omission in the course of, or connected with, rendering services hereunder or for any losses that may be sustained in the purchase, holding or sale of any security by the Fund.

          B. Notwithstanding the foregoing, the Manager agrees to reimburse the Trust for any and all costs, expenses, and counsel and trustees' fees reasonably incurred by the Trust in the preparation, printing and distribution of proxy statements, amendments to its Registration Statement, holdings of meetings of its shareholders or trustees, the conduct of factual investigations, any legal or administrative proceedings (including any applications for exemptions or determinations by the Securities and Exchange Commission) which the Trust incurs as the result of action or inaction of the Manager or any of its affiliates or any of their officers, directors, employees or stockholders where the action or inaction necessitating such expenditures (i) is directly or indirectly related to any transactions or proposed transaction in the stock or control of the Manager or its affiliates (or litigation related to any pending or proposed or future transaction in such shares or control) which shall have been undertaken without the prior, express approval of the Trust's Board of Trustees; or, (ii) is within the control of the Manager or any of its affiliates or any of their officers, directors, employees or stockholders. The Manager shall not be obligated pursuant to the provisions of this Subparagraph 6(B), to reimburse the Trust for any expenditures related to the institution of an administrative proceeding or civil litigation by the Trust or a shareholder seeking to recover all or a portion of the proceeds derived by any stockholder of the Manager or any of its affiliates from the sale of his shares of the Manager, or similar matters. So long as this Agreement is in effect, the Manager shall pay to the Trust the amount due for expenses subject to this Subparagraph 6(B) within 30 days after a bill or statement has been received by the Manager therefor. This provision shall not be deemed to be a waiver of any claim the Trust may have or may assert against the Manager or others for costs, expenses or damages heretofore incurred by the Trust or for costs, expenses or damages the Trust may hereafter incur which are not reimbursable to it hereunder.

          C. No provision of this Agreement shall be construed to protect any trustee or officer of the Trust, or director or officer of the Manager, from liability in violation of Sections 17(h) and (i) of the 1940 Act.

     7.     Renewal and Termination.

          A. This Agreement shall become effective on the date written below and shall continue in effect for two (2) years thereafter, unless sooner terminated as hereinafter provided and shall continue in effect thereafter for periods not exceeding one (1) year so long as such continuation is approved at least annually (i) by a vote of a majority of the outstanding voting securities of each Fund or by a vote of the Board of Trustees of the Trust, and (ii) by a vote of a majority of the Trustees of the Trust who are not parties to the Agreement (other than as Trustees of the Trust), cast in person at a meeting called for the purpose of voting on the Agreement.

          B.     This Agreement:

               (i) may at any time be terminated without the payment of any penalty either by vote of the Board of Trustees of the Trust or by vote of a majority of the outstanding voting securities of the Fund on 60 days' written notice to the Manager;

               (ii) shall immediately terminate with respect to the Fund in the event of its assignment; and

                (iii) may be terminated by the Manager on 60 days' written notice to the Fund.

          C. As used in this Paragraph the terms "assignment," "interested person" and "vote of a majority of the outstanding voting securities" shall have the meanings set forth for any such terms in the 1940 Act.

          D. Any notice under this Agreement shall be given in writing addressed and delivered, or mailed post-paid, to the other party at any office of such party.

     8. Severability. If any provision of this Agreement shall be held or made invalid by a court decision, statute, rule or otherwise, the remainder of this Agreement shall not be affected thereby.

     9. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of California.


IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed and effective on the 12th day of December, 1995.


FRANKLIN VALUE INVESTORS TRUST



By:



FRANKLIN ADVISERS, INC.



By:







                                  EXHIBIT 10.22


                           SUB-DISTRIBUTION AGREEMENT

     THIS AGREEMENT, made as of the ____ day of _____________, 1995 by and between TEMPLETON, GALBRAITH & HANSBERGER LTD., a company incorporated under the laws of the Commonwealth of the Bahamas, with its principal office in Nassau, Bahamas, which serves as Principal Distributor (the "Principal Distributor") of the Templeton Global Strategy SICAV, a Societe d'investissement a capital variable, incorporated under the laws of the Grand-Duchy of Luxembourg, with its registered office at Centre Neuberg, 30 Grand-rue, Luxembourg (hereinafter the "SICAV") and __________________ who shall serve as a sub-distributor for sales of shares of the SICAV (the "Sub-Distributor"). The SICAV is offering its shares ("Shares") to the public through the Principal Distributor in accordance with the terms and conditions contained in the Prospectus of the SICAV. The term
"Prospectus" used herein refers to the Prospectus on file with the Institut Monetaire Luxembourgois as such may be supplemented or amended for use in any given jurisdiction. In connection with the foregoing, the Sub-Distributor may serve as a participating sub-distributor for the Principal Distributor. In this capacity, Sub-Distributor accepts orders for the purchase or redemption of Shares, responds to shareholder inquiries and performs other related functions. In addition, the Sub-Distributor is charged with the obligation to render ongoing assistance to those clients from which it has procured orders. All of the functions of the Sub-Distributor will be performed on the following terms and conditions:

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

     4. LIMITATION OF AUTHORITY. No person is authorized to make any representations concerning the SICAV or the Shares except those contained in the Prospectus and in such printed information as the Principal Distributor may subsequently prepare or approve in writing without the express prior written approval of the Principal Distributor. No person is authorized to distribute any sales material relating to the SICAV without the express prior written approval of such sales material by the Principal Distributor.

     5. COMPENSATION. As compensation for such services hereunder with respect to sales of "Class A" Shares, the Principal Distributor shall, during the period of effectiveness of this Agreement, (i) re-allow to Sub-Distributor xx percent (xx%) of the applicable initial sales charges as set forth in Addendum 1 to this Agreement which is incorporated by reference herein and (ii) pay Sub-Distributor a shareholder processing and servicing fee computed at an annual rate of the value of the average daily net assets representing "Class A" Shares of each SICAV sub-fund maintained by Sub-Distributor's customers in shareholder accounts with the custodian/transfer agent of the SICAV during the period of effectiveness of this Agreement and as set forth in Addendum 1. Such payments shall be made semi-annually in arrears.

          As compensation for such services hereunder with respect to sales of "Class B" Shares, the Principal Distributor shall, during the period of effectiveness of this Agreement, (i) pay to Sub-Distributor the applicable commissions as set forth in Addendum 2 which is incorporated by reference herein and (ii) pay Sub-Distributor a shareholder processing and servicing fee computed at an annual rate of the value of the average daily net assets representing "Class B" Shares of each SICAV sub-fund maintained by Sub-Distributor's customers in shareholder accounts with the custodian/transfer agent of the SICAV during the period of effectiveness of this Agreement and as set forth in Addendum 2. Such payments shall be made semi-annually in arrears commencing with the thirteenth (13th) month after the effective date of this Agreement. No such shareholder processing and servicing fee will be payable with respect to the initial twelve (12) months after the effective date of this Agreement.

          Sales commissions are subject to change without notice by Principal Distributor. Orders accepted by Sub-Distributor shall be accepted by Principal Distributor at the address of the SICAV. All orders are subject to acceptance by Principal Distributor, and the Board of Directors of the SICAV reserves the right in its sole discretion to reject any order. Orders shall be placed with the SICAV in immediately available U.S. Dollar, Deutsche Mark or Swiss Franc funds according to the terms of the Prospectus and accompanied by such customer information as Principal Distributor may from time to time require.

     6. PROSPECTUS AND REPORTS. Sub-Distributor agrees to comply with all applicable laws and regulations governing the distribution of Prospectuses to persons to whom Sub-Distributor offers Shares. Sub-Distributor further agrees to deliver promptly upon Principal Distributor's request and in the event of Principal Distributor not so delivering, copies of any amended Prospectus to purchasers whose Shares Sub-Distributor is holding as record owner and to deliver in the event of Principal Distributor not so delivering to such persons copies of the SICAV's annual and interim reports and other materials as required from time to time by the SICAV. Principal Distributor agrees to furnish to Sub-Distributor as many copies of each Prospectus, annual and interim reports and other available printed materials as Sub-Distributor may reasonably request.

     7. QUALIFICATION TO ACT. Sub-Distributor agrees that it will not offer Shares to persons in any jurisdiction in which Sub-Distributor or the SICAV may not lawfully make such offer due to the fact that Sub-Distributor or the SICAV may not have registered under, or is not exempt from, the applicable registration, qualification or licensing requirements of such jurisdiction. Sub-Distributor also agrees that it will place orders immediately upon receipt and will not withhold any order so as to profit therefrom. In determining the amounts payable to Sub-Distributor hereunder, Principal Distributor reserves the right to exclude any sales that Principal Distributor may reasonably determine were not made in accordance with the terms of the Prospectus or provisions of this Agreement.

     8. LIMITATION ON SALES. (a) The Shares are not registered under the Securities Act of 1933, and the SICAV is not registered under the Investment Company Act of 1940. Neither Sub-Distributor nor any person acting on its behalf, including any affiliate or sales or marketing agent, will offer to sell, offer for sale or sell, directly or indirectly, or solicit any offer to buy any Shares in the United States of America (including its territories and possessions), or Canada, or to or for the benefit of U.S. persons, as described in the Prospectus and in Addendum 3 herein, without the prior written consent of the SICAV and the Principal Distributor. Sub-Distributor shall obtain written assurances from each subscriber for Shares that such subscriber is not a United States person as described in the Prospectus and Addendum 3 herein, and Sub-Distributor shall obtain from each subscriber who is offered shares by Sub-Distributor a certificate as to the matters set forth in Addendum 3 hereto.

          (b)     The Sub-Distributor shall offer or make available Shares only:

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

          (c) The Sub-Distributor agrees to comply with all laws, regulations and requirements that apply or, in any material way, relate to its performance under this Agreement, including but not limited to all laws, regulations and requirements of the United States of America applicable to the Sub-Distributor regarding ascertaining, documenting and keeping records of the identity of each customer of Sub-Distributor and monitoring and reporting on transactions of each such customer.

          (d) Owing to money laundering regulations passed in financial centers around the world, Sub-Distributor further agrees to use due diligence to learn the essential facts relative to each customer (whether a natural person or entity) for whom Sub-Distributor accepts or processes orders for the purchase of the Shares. In particular, Sub-Distributor shall not open an account on behalf of or accept or process orders for the purchase of Shares for any customer until a designated supervisory person of Sub-Distributor has been personally informed as to the essential facts relative to such customer and the nature of the account (including the customer's activities and the purpose of the intended business relationship with the customer) and has indicated approval on a document that is maintained as part of Sub-Distributor's records. For the purpose of detecting suspicious transactions, Sub-Distributor also shall monitor transactions by each customer on whose behalf Sub-Distributor has opened an account or has accepted or processed orders for the purchase or redemption of Shares. In the event that the SICAV or the Principal Distributor is required by the relevant authorities in Luxembourg to satisfy itself or such authorities as to the identity of any such customer or in the event that any form of money laundering is suspected by the SICAV, the Principal Distributor or the Sub-Distributor, Sub-Distributor agrees to make a full disclosure, supported by any conclusive identification documents, to the SICAV or the Principal Distributor, as the case may be, and all appropriate authorities as relevant.

          (e) Sub-Distributor agrees to indemnify and hold harmless the SICAV, the Principal Distributor, their affiliates, officers, directors, employees, agents and authorized representatives for any and all liabilities, losses, claims, damages, actions and related expenses arising out of or as a result of Sub-Distributor's failure to comply with the requirements of, or breach of, the agreements, covenants and warranties contained in this Section 8. Such indemnification shall survive any termination of this Agreement.

     9. RECORD KEEPING. Sub-Distributor shall (i) maintain all records required by all applicable laws and regulations to be kept by Sub-Distributor relating to transactions in Shares and, upon request by Principal Distributor or the SICAV, promptly make these records available to Principal Distributor or the SICAV as Principal Distributor or the SICAV may reasonably request in connection with their operations and (ii) promptly notify Principal Distributor if Sub-Distributor experiences any difficulty in maintaining the records described in the foregoing clauses in an accurate and complete manner.

     10. APPLICABLE LAWS. Sub-Distributor agrees to comply with all applicable laws and regulations of each jurisdiction in which it sells Shares and with the terms and conditions of the Prospectus, as well as all applicable rules, regulations and any other applicable requirements of the government and all authorized agencies having jurisdiction over the sales of the Shares made by Sub-Distributor. Sub-Distributor agrees to indemnify, hold harmless and defend the SICAV, the Principal Distributor, their affiliates, and their officers, directors, employees, agents and authorized representatives from and against any suits, actions, legal proceedings or claims of any kind brought against the SICAV or the Principal Distributor by or on account of any person howsoever arising, directly or indirectly, caused by, or incident to, or growing out of this Agreement, for acts or omissions of the Sub-Distributor caused by its willful misfeasance, bad faith, or negligence in the performance of its duties or by reckless disregard of its obligations under this Agreement or any failure on Sub-Distributor's part to comply with any applicable laws, regulations or other requirements, and hold the SICAV and the Principal Distributor, their affiliates, and their officers, directors, employees, agents and authorized representatives, harmless from loss or damage resulting from any failure on Sub-Distributor's part to comply with any applicable laws, regulations, or other requirements. Sub-Distributor further agrees that the indemnity contained in this Agreement shall survive any termination or cancellation of this Agreement and that any legal costs incurred by Sub-Distributor in connection herewith shall be borne by Sub-Distributor.

          If it is necessary to register or qualify the Shares in the jurisdiction in which Sub-Distributor intends to offer the Shares, prior to any such registration or qualification Sub-Distributor will notify Principal Distributor of Sub-Distributor's intent and of any limitations that might be imposed on the SICAV or the Principal Distributor; and Sub-Distributor agrees not to proceed with any sales efforts, registration or qualification without the written consent of the SICAV and of the Principal Distributor.

     11. TERMINATION OF AGREEMENT. Either party shall have the right to terminate this Agreement without the payment of any penalty upon sixty (60) days' notice in writing to the other.

     12. CONFLICT RESOLUTION AND JURISDICTION. In the event of a dispute concerning any provision of this Agreement, Principal Distributor may require the dispute to be submitted to binding arbitration after giving seven (7) days prior notice of its intention to do so under the commercial arbitration rules of the American Arbitration Association. Judgment upon any arbitration award may be entered by any court of competent jurisdiction. This Agreement shall be construed in accordance with the laws of Luxembourg and shall be binding upon the parties hereto when signed by Principal Distributor and accepted by Sub-Distributor with Sub-Distributor's signature in the space provided below.

     13. GENERAL. (a) This Agreement embodies the entire understanding between the parties relating to the subject matter hereof and thereof, whether written or oral, and supersedes all prior agreements and understandings, both written and oral, among the parties with respect to the subject matter hereof. This Agreement may be amended only in writing signed by both parties hereto.

          (b) No duties, interests, obligations or rights of Sub-Distributor under this Agreement may be assigned or transferred without prior express written consent of Principal Distributor.

          (c) Sub-Distributor agrees at all times to act in good faith and with the highest professional integrity, including the maintenance of the highest possible standards.

          (d) In the event of termination of this Agreement, Sub-Distributor shall have no further rights with regard to any fee payable for procuring orders, either with reference to initial sales charges, commissions or shareholder processing and servicing fees after the effective date of termination.

          (e) Upon termination of this Agreement, Sub-Distributor shall be obliged to return any and all documentation relating to the Franklin Templeton Group as well as documentation relating to Shares sold to any of its customers.

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




          Attention:

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


          TEMPLETON, GALBRAITH & HANSBERGER LTD.


          BY:___________________________________




Attest:________________________________       (CORPORATE SEAL)





          BY:___________________________________




Attest:________________________________       (CORPORATE SEAL)





                                   ADDENDUM 1
               TO SUB-DISTRIBUTION AGREEMENT DATED ________, 1995
                            WITH ____________________


With respect to "Class A" Shares of the following funds, the initial sales charge shall be the difference between the offering price and the net asset value which the Principal Distributor is entitled to retain provided that such amounts will not exceed those that are set forth in the then current prospectus or prospectuses approved by the SICAV. The Principal Distributor will re-allow to __________________ xx percent (xx%) of the initial sales charge applicable to sales by __________________ of the SICAV. In addition, with respect to "Class A" Shares of the following funds, __________________ will receive a shareholder processing/servicing fee payable semi-annually in arrears as set forth in this Agreement and more fully described below.

                TEMPLETON GLOBAL STRATEGY SICAV -- Pricing & Commissions Grid*

                                "CLASS A" SHARES
                                                           Shareholder
                                                 Initial   Processing/
                     FUND                         Sales     Servicing
                                                 Charge        Fee
Templeton Global Growth Fund*                     XXX%         XXX%
Templeton Deutsche Mark Global Growth Fund*
                                                  XXX%         XXX%
Templeton Smaller Companies Fund*                 XXX%         XXX%
Templeton Global Infrastructure and
Communications Fund*                              XXX%         XXX%
Templeton Pan-American Fund*                      XXX%         XXX%
Templeton European Fund*                          XXX%         XXX%
Templeton Asian Growth Fund*                      XXX%         XXX%
Templeton Asian Smaller Companies Fund*
                                                  XXX%         XXX%
Templeton China Fund*                             XXX%         XXX%
Templeton Korean Fund*                            XXX%         XXX%
Templeton Emerging Markets Fund*                  XXX%         XXX%
Templeton Global Utilities Fund*                  XXX%         XXX%
Templeton Global Convertible Fund*                XXX%         XXX%
Templeton Global Balanced Fund*                   XXX%         XXX%
Templeton Global Income Fund**                    XXX%         XXX%
Templeton Deutsche Mark Global Bond Fund**
                                                  XXX%         XXX%
Templeton U.S. Government Fund**                  XXX%         XXX%
Templeton Emerging Markets Fixed Income Fund**
                                                  XXX%         XXX%
Templeton Haven Fund***                           XXX%         XXX%
Templeton U.S. Dollar Liquid Reserve Fund***
                                                  XXX%         XXX%
Templeton Deutsche Mark Liquid Reserve Fund***
                                                  XXX%         XXX%





ADDENDUM 1 TO SUB-DISTRIBUTION AGREEMENT
DATED ________, 1995
WITH ____________________
Page Two
--------------





*  Subject to breakpoints at the following levels:

     US $50,000 to US $100,000                     XX%
     US $100,000 to US $250,000                    XX%
     US $250,000 to US $500,000                    XX%
     US $500,000 to US $1,000,000                  XX%
     greater than US $1,000,000                    XX%


**  Subject to breakpoints at the following levels:

     US $100,000 to US $250,000                    XX%
     US $250,000 to US $500,000                    XX%
     US $500,000 to US $1,000,000                  XX%
     greater than US $1,000,000                    XX%


*** Not subject to breakpoints.





                                   ADDENDUM 2
               TO SUB-DISTRIBUTION AGREEMENT DATED _________, 1995
                            WITH ____________________



There is no initial sales charge with respect to "Class B" Shares; however, __________________ will receive 100% of the commission paid on "Class B" Shares. In addition, __________________ will receive, commencing with the thirteenth month after the effective date of this Agreement and payable semi-annually in arrears, a shareholder processing/servicing fee of XX basis points (XX%) in the case of equity funds and XX basis points (XX%) in the case of fixed income funds as more fully described below. No such shareholder processing and servicing fee will be payable with respect to the initial twelve (12) months after the effective date of this Agreement. Sales of shares in individual funds totaling one (1) million U.S. Dollars or more will not be eligible as a "Class B" Shares transaction but instead will be processed as a "Class A" Shares transaction.


             TEMPLETON GLOBAL STRATEGY SICAV -- Pricing & Commissions Grid

                                "CLASS B" SHARES


                                                           Shareholder
                                                Up         Processing/
                   FUND                        Front        Servicing
                                            Commission         Fee
Templeton Global Growth Fund                   XXX%           XXX%
Templeton Smaller Companies Fund               XXX%           XXX%
Templeton Pan-American Fund                    XXX%           XXX%
Templeton Emerging Markets Fund                XXX%           XXX%
Templeton Global Income Fund                   XXX%           XXX%
Templeton Emerging Markets Fixed Income
Fund                                           XXX%           XXX%











                                   ADDENDUM 3
               TO SUB-DISTRIBUTION AGREEMENT DATED _________, 1995
                            WITH ____________________




     1. I/We have received and read the Prospectus dated ____________________ of Templeton Global Strategy SICAV (the "Company").

     2. I/We declare that I am/we are not a "United States person" as described in the Prospectus and that I am/we are not applying for shares of the Company (the "Shares") as the nominee(s) for or on behalf of any such person(s). I/We will notify the Company immediately if I/we become a United States person or become aware that any person for whom I/we hold Shares has become a United States person.

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







                                  EXHIBIT 10.23

                      NON-EXCLUSIVE UNDERWRITING AGREEMENT


     AGREEMENT made as of the 18th day of September, 1995, between TEMPLETON FUNDS, INC., a Maryland corporation (herein referred to as the "Company") on behalf of Templeton World Fund and Templeton Foreign Fund (each a "Fund" and collectively, the "Funds"), and TEMPLETON FRANKLIN INVESTMENT SERVICES (ASIA) LIMITED, a corporation organized and existing under the laws of Hong Kong, office address 2701 Shui On Centre, Hong Kong, (herein referred to as the "Selling Company").

     FIRST: The Selling Company shall be a non-exclusive underwriter of shares of capital stock of the Fund (the "Shares") in Hong Kong and other parts of Asia (the "Territory") with the functions hereinafter stated, and agrees to use its best efforts to bring about and maintain a broad distribution of the Shares among bona fide investors in the Territory (except United States citizens) (the "Investors").

     SECOND: The Selling Company shall solicit responsible dealers for orders to purchase the Shares as agent for their clients, and may sign selling contracts with any such dealer, the forms of such contracts to be as mutually agreed upon between the Fund and the Selling Company. The Selling Company also may sell Shares directly to Investors. While this Agreement is in force, the Fund through its principal underwriter, Franklin Templeton Distributors, Inc., may solicit sales or sell the Shares to any person in the Territory, including Shares sold by dealers who are member firms of the United States National Association of Securities Dealers, Inc., ("NASD") and may retain the sales commission on such sales.

     THIRD: All of the Shares sold under this Agreement shall be sold only at the Offering Price in effect at the time of such sale (as described in the then current prospectus or prospectuses and statements of additional information, effective under the applicable laws of a country or jurisdiction within the Territory, and approved by the Fund) and the Fund shall receive not less than the full net asset value thereof, as defined in the Fund's Articles of Incorporation ("Charter") or By-Laws. The difference between Offering Price and net asset value shall be retained by the Selling Company, it being understood that such amounts will not exceed those that are set forth in the then current prospectus or prospectuses approved by the Fund (the "Sales Commission"). The Selling Company agrees to return the Sales Commission to the Fund when an Investor revokes his/her purchase pursuant to any applicable foreign investment laws.

     FOURTH: The Fund shall pay all costs and expenses incident to registering and qualifying, and maintaining the registration and qualification of, the Shares for sale under the laws of the countries within the Territory as well as, insofar as applicable, the laws of the United States (including the cost of preparing, setting-up, printing and distributing to the existing Shareholders residing in each country within the Territory an initial and annual supply of the respective prospectuses effective under the laws of each such country, and for preparing, setting-up, printing and distributing an initial and annual supply of reports in the appropriate language for existing Shareholders in the Territory or in the English language where appropriate). The Selling Company is liable for the cost of printing and delivering copies of prospectuses and reports for selling purposes to dealers and prospective new Investors in countries within the Territory. The Selling Company is also liable for the cost of the preparation, excluding legal fees, and printing of all post-effective amendments and supplements to the Fund's prospectuses and statement of additional information if the post-effective amendment or supplement arises from the Selling Company's (including its parent's) activities or rules and regulations under 1940 Act related to the Selling Company's activities and those expenses would not otherwise have been incurred by the Fund. In addition, the Selling Company is liable for the cost of printing additional copies, for its use as sales literature, of reports or other communications which the Fund has prepared for distribution to its existing shareholders.

     FIFTH: The Selling Company may re-allow to dealers all or any part of the discount it is allowed.

     SIXTH: The Selling Company shall be entitled to receive a contingent deferred sales charge or distribution fee from the proceeds of redemption of Shares of the Fund on such terms and in such amounts as are set forth in the then current prospectus of the Fund. In addition, the Selling Company may retain any amounts authorized for payment to the Selling Company under the Fund's Distribution Plan.

     SEVENTH: If Shares are tendered to the Fund for redemption or repurchase by the Fund within seven business days after the Selling Company's acceptance of the original purchase order for such Shares, the Selling Company will immediately refund to the Fund the full sales commission (net of allowances to dealers or brokers) allowed to the Selling Company on the original sale, and will promptly, upon receipt thereof, pay to the Fund any refunds from dealers or brokers of the balance of sales commissions reallowed by the Selling Company. The Fund shall notify the Selling Company of such tender for redemption within 10 days of the day on which notice of such tender for redemption is received by the Fund.

     EIGHTH: The Selling Company will conduct its business in strict accordance with the applicable requirements of the Charter and the By-Laws of the Fund as from time to time amended, and in strict accordance with all applicable laws, rules and regulations, including the Rules of Fair Practice of the NASD. The Selling Company shall endeavor to see that dealers buying Shares resell the same only to bona fide Investors and that the methods and materials used in selling Shares are sound and conservative, and in accordance with the Fund's current prospectus.

     Advertisements with respect to the Fund prepared by the Selling Company shall not contain any untrue statements of material fact or omit to state a material fact required to be stated therein or necessary to make such statements not misleading and will conform to the U.S. Investment Company Act of 1940, as amended, and the regulations thereunder, and to the Rules of Fair Practice of the NASD pertaining to the content of such material.

     No person is authorized to make any representations concerning shares of the Fund except those contained in the current prospectus, statement of additional information, and printed information issued by the Fund.

     NINTH: The Selling Company shall at all times use reasonable care and act in good faith in performing its duties hereunder. The Selling Company shall not be liable or responsible for delays or errors occurring by reason of circumstances beyond its control, including acts of civil or military authority, national emergencies, fire, flood or other catastrophes, acts of God, insurrection, war or riots.

     TENTH: This Agreement shall be effective from the date hereof, subject to registration of the Shares under the laws of the respective countries within the Territory and other applicable laws as provided in Article FOURTH above. If the number of Shareholders in any country is not sufficient in the opinion of the Fund, then such registration may be discontinued, including its obligations under Article FOURTH above.

     ELEVENTH: Either party shall have the right to terminate this Agreement without the payment of any penalty upon sixty (60) days' notice in writing to the other, provided, however, that such termination on the part of the Fund shall be directed or approved either by the affirmative vote of a majority of the Board of Directors in office at the time or by the affirmative vote of a majority (as defined in Section 2(a)(42) of the U.S. Investment Company Act of
1940) of the outstanding Shares. This Agreement shall continue in effect from the date hereof until September 18, 1997, and from year to year thereafter, provided that such continuance is specifically approved at least annually by the Board of Directors or by a vote of a majority of the outstanding Shares (as defined in the U.S. Investment Company Act of 1940) and also, in either event, approved by a majority of those Directors who are not parties to the Agreement or interested persons of any such party, in person at a meeting called for the purpose of voting on such approval.

     TWELFTH: The Selling Company agrees at all times to indemnify, save harmless and defend the Fund from and against all claims for loss, damage or injury and from and against any suits, actions, or legal proceedings of any kind brought against the Fund by or on account of any person whosoever arising directly or indirectly caused by, or incident to, or growing out of this Agreement for its acts and omissions caused by its willful misfeasance, bad faith or gross negligence in the performance of its duties or by reckless disregard of its obligations under this Agreement.

     THIRTEENTH: The Selling Company, upon request of the Fund (made at reasonable times and in a reasonable manner), will provide the Fund with copies of its books and records relating to the Fund and/or allow inspection of such books and records by representatives of the Fund.

     The Selling Company shall at all times maintain books and records relating to the Fund at its principal place of business and will comply substantially with Section 31 of the U.S. Investment Company Act of 1940, as amended, and the regulations pursuant to such Section.

     FOURTEENTH: This Agreement shall automatically and immediately terminate in the event of its assignment by the Selling Company. The term "assignment" as used herein includes any transfer of a controlling block of the voting stock of the Selling Company.

     FIFTEENTH: All notices, requests, demands and other communications hereunder shall be in writing and shall be deemed to have been duly given if delivered by hand (and duly receipted) or mailed, certified or registered mail, return receipt requested, as follows:

     if to the Fund         Templeton Funds, Inc.
                            700 Central Avenue
                            St. Petersburg, Florida 33701-3628
                            Attention:  Thomas M. Mistele,
                                        Secretary

     if to the Selling      Templeton Franklin Investment
     Company                Services (Asia) Ltd.
                            2701 Shui On Centre
                            Hong Kong
                            Attention:  Murray L. Simpson
                                        Managing Director

or to such other person or address as any party may furnish or designate to the other in writing in accordance herewith. Notice given by mail shall be deemed to have been given upon the date shown on the certified or registered postal receipt showing delivery to the recipient.

     SIXTEENTH: The Fund reserves the right at all times to suspend or limit the public offering of the Shares of the Fund upon two day's written notice to the Selling Company.

     SEVENTEENTH: This Agreement shall be governed by the laws of the State of California, without reference to principles of conflicts of laws and the U.S. Securities laws, including the U.S. Investment Company Act of 1940, as amended from time to time, and the regulations thereunder. Venue for any dispute hereunder shall be San Mateo, California.

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed by their duly authorized officers and their respective corporate seals to be hereunto duly affixed and attested.


ATTEST:                        TEMPLETON FUNDS, INC.



                             By:
Thomas M. Mistele              John R. Kay
Secretary                      Vice President



ATTEST:                        TEMPLETON FRANKLIN INVESTMENT
                               SERVICES (ASIA) LIMITED



                               By:
                               Murray L. Simpson
                               Managing Director






                                  EXHIBIT 10.24




                         SHAREHOLDER SERVICES AGREEMENT



THIS AGREEMENT IS MADE AS OF THE _____ DAY OF __________, 199__

BETWEEN

FRANKLIN TEMPLETON INVESTOR SERVICES, INC., a California corporation with offices located at 700 Central Avenue, St. Petersburg, Florida 33701-8030 (hereinafter called "the Transfer Agent");

AND

TEMPLETON FRANKLIN INVESTMENT SERVICES (ASIA) LIMITED, incorporated under the laws of Hong Kong with its registered office at 2701 Shui On Centre, Hong Kong (hereinafter called "the Agent").

WHEREAS

(A) the Transfer Agent provides shareholder services ("the Services") for Templeton Growth Fund, Inc. and Templeton Funds, Inc., (on behalf of Templeton World Fund and Templeton Foreign Fund), which are incorporated under the laws of Maryland and registered under the US Investment Company Act of 1940 as open-end, diversified management investment companies ("the Funds") and in respect of the shares of the Funds ("the Shares");

(B) the Services are provided in accordance with the terms and conditions contained in the current Prospectuses of the Funds as such may be supplemented or amended; and

(C) the Agent has agreed to undertake part of the Services on behalf of the Transfer Agent with respect to investors located in Asia (hereafter called "Asian Shareholders") on the following terms and conditions.

NOW, THEREFORE, IT IS HEREBY AGREED as follows:

1.     Appointment
      The  Transfer  Agent  hereby   appoints  the  Agent  as  a   non-exclusive
      shareholder services agent with respect to Asian Shareholders.

2.     Mandate

     The Agent shall undertake part of the Services, namely

(a) to deal with requests for the purchase, transfer, exchange or redemption of Shares by Asian Shareholders;

(b) to accept and forward to the Transfer Agent Share certificates tendered for exchange, replacement, repurchase or transfer by the Asian Shareholders; to accept and forward to the Transfer Agent such forms and documents as may be submitted to it in connection with any such tender;

(c) to assist in the processing of subscriptions for Shares and to assist in dealing with requests for repurchases of Shares;

(d) to provide and supervise services with regard to the dispatch of statements, reports, notices, announcements and other documents to shareholders of the Funds and to maintain such records with regard thereto as may be required from time to time by the Funds;

(e)     to respond to relevant inquiries concerning the Funds; and

(f) to perform such other services as may be agreed upon from time to time among the parties.

3.     Limitation of Authority

      No person is authorized to make any representations concerning the Funds or the Shares except those contained in the current Prospectuses of the Funds and in such printed information as may subsequently be prepared or approved in writing on behalf of the Funds. No person is authorized to distribute any sales material on behalf of the Funds. The Agent shall indemnify and hold the Transfer Agent harmless from and against any and all damages, claims, loss, liability or expense to the Transfer Agent or the Funds arising out of or related to the part of the Services undertaken by the Agent. The Transfer Agent shall indemnify and hold the Agent harmless from and against any and all damages, claims, loss, liability or expense arising out of or related to the Services other than the part undertaken by the Agent.

4.     Compensation

As compensation for the part of the Services undertaken by the Agent it shall receive a shareholder services fee as specified in Appendix 1 to this Agreement.

5.     Qualification to Act

      The Agent agrees that it will not act as shareholder services agent for any persons to whom the Funds may not lawfully offer Shares.

6.     Record Keeping

      In respect of the Services undertaken by the Agent, it shall maintain all records required by law and upon request promptly make these records available to the Transfer Agent or the Funds.

7.     Applicable Laws

      The Agent agrees to comply with all applicable United States Federal and State laws and rules, as well as the rules and regulations of any and all governments or authorized agencies having jurisdiction over the Agent.

8.     Termination of the Agreement

      Any party shall have the right to terminate this Agreement without the payment of any penalty upon 60 days notice in writing to the other parties.

9.     Jurisdiction and Venue

      This Agreement shall be governed by the laws of California. Venue for any dispute hereunder shall be San Mateo, California.

10.     Integration

      This Agreement embodies the entire understanding between the parties relating to the subject matter hereof and supersedes all prior agreements and understandings, both written and oral, among the parties with respect to the subject matter hereof.

11.     Addresses of the Parties

      All notices, requests, demands and other communication hereunder shall be in writing and shall be deemed to have been duly given if delivered by hand (and duly receipted) or mailed, certified or registered mail, return receipt requested, as follows:


            If to the Transfer Agent:

            FRANKLIN TEMPLETON INVESTOR SERVICES, INC.
            700 Central Avenue
            St. Petersburg, Florida  33701-8030

            If to the Agent:

            TEMPLETON FRANKLIN INVESTMENT
            SERVICES (ASIA) LIMITED
            2701 Shui On Centre
            Hong Kong


      or to such other person or address as any party may furnish or designate to the other in writing in accordance hereto. Notice given by mail shall be deemed to have been given upon the date shown on the certified or registered postal receipt showing delivery to the recipient.

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed by their duly authorized officers on the date first above written.

            FRANKLIN TEMPLETON INVESTOR SERVICES, INC.



            By:
                 Thomas M. Mistele



            TEMPLETON FRANKLIN INVESTMENT SERVICES (ASIA) LIMITED



            By:
                 Murray L. Simpson









                                   APPENDIX 1

                            SHAREHOLDER SERVICES FEE



In respect of the Services, the Transfer Agent shall pay the Agent an annual fee calculated US $12.00 per Shareholder account. Such fees shall be paid to the Agent quarterly in arrears.








                                   Exhibit 12

COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES


                               For the years ended
(Dollars in thousands)                    1995        1994        1993
Income before taxes                      $386,655    $362,521    $274,398
Add fixed charges:
  Interest expense                         29,495      29,765      28,760
  Interest factor on rent                   7,271       5,026       4,555
Total fixed charges                        36,766      34,791      33,315


Earnings before fixed charges
  and taxes on income                    $423,421    $397,312    $307,713

Ratio of earnings to fixed
  charges                                11.5        11.4         9.2







                                   EXHIBIT 21

                        FRANKLIN RESOURCES, INC.
                FOR FISCAL YEAR ENDED SEPTEMBER 30, 1994
                     LIST OF PRINCIPAL SUBSIDIARIES*
                                                       State or
                                                       Nation
                                                       of Incor-
Name                                                   poration

Continental Property Management Company                California
FCC Receivables Corp.                                  Delaware
Franklin Advisers, Inc.                                California
Franklin Agency, Inc.                                  California
Franklin Bank                                          California
Franklin Capital Corporation                           Utah
Franklin Institutional Services Corporation            California
Franklin Management, Inc.                              California
Franklin Partners, Inc.                                California
Franklin Properties, Inc.                              California
Franklin Real Estate Management, Inc.                  California
Franklin Templeton Trust Company                       California
Franklin Templeton Holding Limited                     Mauritius
Franklin/Templeton Distributors, Inc.                  New York
Franklin/Templeton Investor Services, Inc.             California
Franklin/Templeton Travel, Inc.                        California
FS Capital Group                                       California
FS Properties Inc.                                     California
ILA Financial Services, Inc.                           Arizona
Property Resources, Inc.                               California
T.G.H. Holdings Ltd.                                   Bahamas
Templeton Asset Management India Pvt. Ltd.             India
Templeton Funds Annuity Company                        Florida
Templeton Funds Trust Company                          Florida
Templeton Global Investors Limited                     England
Templeton Global Investors, Inc.                       Delaware
Templeton Global Strategic Services
  (Deutschland) GmbH                                   Germany
Templeton Global Strategic Services S.A.               Luxembourg
Templeton Heritage Limited                             Canada
Templeton Holdings Limited                             England
Templeton International, Inc.                          Delaware
Templeton Investment Counsel, Inc.                     Florida
Templeton Investment Management (Australia) Limited
                                                       Australia
Templeton Asset Management Ltd.                        Singapore
Templeton Investment Management Limited                England
Templeton Italia, Srl.                                 Italy
Templeton Management (Lux) S.A.                        Luxembourg
Templeton Management Limited                           Canada
Templeton (Poland) S.A.                                Poland
Templeton S.A.                                         France
Templeton Unit Trust Managers Limited                  England
Templeton Worldwide, Inc.                              Delaware
Templeton, Galbraith & Hansberger Ltd.                 Bahamas
Templeton/Franklin Investment Services
(Asia) Limited                                         Hong Kong
Templeton/Franklin Investment Services, Inc.           Delaware

*All subsidiaries currently do business only under their corporate name except for Templeton Quantitative Advisors, Inc., which also operates under the assumed name, "The DAIS Group"; Templeton Investment Counsel, Inc. which also operates under the name "Templeton Global Bond Managers"; and Templeton/Franklin Investment Services, Inc. which also operates under the assumed name, "Templeton Portfolio Advisory". All Templeton subsidiaries also on occasion use the name Templeton Worldwide.







                                   EXHIBIT 23




                       CONSENT OF INDEPENDENT ACCOUNTANTS



We consent to the incorporation by reference in the Registration Statements of Franklin Resources, Inc. on Form S-3 for the issuance of medium term notes, Form S-3 filed September 30, 1994 for the registration of 1,411,736 shares, Form S-8 for the 1988 Restricted Stock Plan, Form S-8 for the Franklin Resources, Inc. Universal Stock Plan, Form S-8 for Franklin Resources, Inc. United Kingdom Stock Option Plan #1 and Form S-8 for the Canada Stock Option Plan of our report dated October 27, 1995, on our audits of the consolidated financial statements of Franklin Resources, Inc. as of September 30, 1995 and 1994 and for the years ended September 30, 1995, 1994, and 1993, which report is included in this Annual Report on Form 10-K.




                                   /s/ COOPERS & LYBRAND L.L.P.




San Francisco, California
December 28, 1995