Form 10-Q
period 1995-12-31
FRANKLIN RESOURCES INC
filed 1996-02-13
CIK 38777

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
(Mark One)
       [X]     QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended December 31, 1995

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

                            (415) 312-2000
         (Registrant's telephone number, including area code)
          ___________________________________________________
         (Former name, former address and former fiscal year,
                     if changed since last report)

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

                 APPLICABLE ONLY TO CORPORATE ISSUERS:
Outstanding: 80,349,507 shares, common stock, par value $.10 per share at January 31, 1996.
Exhibit index See Page _____
PART I: FINANCIAL INFORMATION

ITEM 1: CONDENSED FINANCIAL STATEMENTS

In the opinion of management, all appropriate adjustments necessary to a fair presentation of the results of operations have been made for the periods shown. All adjustments are of a normal recurring nature. Certain 1994 amounts have been reclassified to conform to 1995 presentation. These financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended September 30, 1995.

Franklin Resources, Inc.
Consolidated Statements of Income
Unaudited
                                                  Three months ended
                                                     December 31
(Dollars in thousands, except per share           1995          1994
data)
____________________________________________ _____________ _____________
Operating revenues:
   Investment management fees                     $201,635      $174,574
   Underwriting commissions, net                     2,975        13,113
   Transfer, trust and related fees                 21,389        15,943
   Banking/finance, net and other                      554         4,603
____________________________________________ _____________ _____________
      Total operating revenues                     226,553       208,233
____________________________________________ _____________ _____________
Operating expenses:
   General and administrative                      107,054        96,338
   Selling                                          15,525        18,235
   Amortization of goodwill                          4,841         4,570
____________________________________________ _____________ _____________
      Total operating expenses                     127,420       119,143
____________________________________________ _____________ _____________

Operating income                                    99,133        89,090

Other income/(expenses):
   Investment and other income                      10,665         6,763
   Interest expense                                (2,623)       (3,422)
____________________________________________ _____________ _____________
      Other income/(expense), net                    8,042         3,341
____________________________________________ _____________ _____________

Income before taxes on income                      107,175        92,431
Taxes on income                                     33,224        29,127
____________________________________________ _____________ _____________
Net income                                         $73,951       $63,304
============================================ ============= =============

Earnings per share:
   Primary                                           $0.89         $0.76
   Fully diluted                                     $0.89         $0.76
Dividends per share                                  $0.11         $0.10






Franklin Resources, Inc.
Consolidated Balance Sheets
Unaudited


                                                 As of         As of
                                              December 31   September 30
(Dollars in thousands)                            1995          1995
____________________________________________ _____________ _____________
ASSETS:
Current assets:
   Cash and cash equivalents                      $300,415      $246,184
   Receivables:
      Fees from Franklin Templeton funds           113,400       110,972
      Other                                         12,600        38,407
   Investment securities, available for sale       198,949       208,478
   Prepaid expenses and other                        9,189         7,167
____________________________________________ _____________ _____________
      Total current assets                         634,553       611,208
____________________________________________ _____________ _____________


Banking/Finance assets:
   Cash and cash equivalents                        22,773        15,515
   Loans receivable, net                           416,966       450,013
   Investment securities, available for sale        22,833        23,655
   Other assets                                      7,419         6,876
____________________________________________ _____________ _____________
      Total banking/finance assets                 469,991       496,059
____________________________________________ _____________ _____________


Other assets:
   Investments:
      Investment securities, available for
        sale                                        17,225        15,291
      Real estate                                    8,762         8,826
   Deferred costs                                   30,640        17,703
   Premises and equipment, net                     123,473       118,628
   Goodwill, net of $60,495 and $56,375
      accumulated                                  655,514       660,363
     amortization, respectively
   Receivable from banking/finance group           266,773       302,273
   Other assets                                     14,115        14,330
____________________________________________ _____________ _____________
      Total other assets                         1,116,502     1,137,414
____________________________________________ _____________ _____________

       Total assets                             $2,221,046    $2,244,681
============================================ ============= =============
Franklin Resources, Inc.
Consolidated Balance Sheets
Unaudited


                                              As of      As of
                                            December   September
                                               31         30
(Dollars in thousands)                        1995       1995
__________________________________________ __________ __________
LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Current liabilities:
   Trade payables and accrued expenses       $117,621   $117,744
   Debt payable within one year                75,919     87,204
   Dividends payable                            8,864      8,123
__________________________________________ __________ __________
      Total current liabilities               202,404    213,071
__________________________________________ __________ __________
Banking/finance liabilities:
   Deposits of account holders:
       Interest bearing                       156,193    159,627
       Non-interest bearing                     9,303      9,747
Payable to parent                             266,773    302,273
Other liabilities                               2,002      2,076
__________________________________________ __________ __________
      Total banking/finance liabilities       434,271    473,723
__________________________________________ __________ __________
Other Liabilities:
   Long-term debt                             382,294    382,367
   Other liabilities                           14,410     14,477
__________________________________________ __________ __________
      Total other liabilities                 396,704    396,844
__________________________________________ __________ __________

       Total liabilities                    1,033,379  1,083,638
__________________________________________ __________ __________

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value,
1,000,000 shares authorized; none issued            -          -
Common stock, $.10 par value, 500,000,000
shares authorized; 82,264,982 shares
issued; 80,325,566 and 80,939,611 shares
outstanding, respectively                       8,226      8,226
Capital in excess of par value                 99,793     92,190
Retained earnings                           1,156,305  1,091,204
Less cost of treasury stock                  (87,705)   (48,519)
Other                                          11,048     17,942
__________________________________________ __________ __________
      Total stockholders' equity            1,187,667  1,161,043
__________________________________________ __________ __________

       Total liabilities and stockholders'
         equity                            $2,221,046 $2,244,681
========================================== ========== ==========


Franklin Resources, Inc.
Consolidated Statements of Cash Flows
Unaudited

                                                    Three months ended
(Dollars in thousands)                               1995       1994
_________________________________________________ __________ ___________
Net income                                           $73,951     $63,304

Adjustments to reconcile net income to net cash
  provided by operating activities:
Decrease in receivables, prepaid expenses and
  other                                               17,024      28,613
Decrease(increase) in trade payables and accrued
  expenses                                            17,441    (11,341)
Depreciation and amortization                         10,093       9,329
Gains on investments                                 (1,561)       (473)
_________________________________________________ __________ ___________
Net cash provided by operating activities            116,948      89,432
_________________________________________________ __________ ___________
Purchase of Franklin Templeton
  funds, net                                         (1,276)     (5,006)
Purchase of banking/finance investment portfolio (30,350) (39,920) Liquidation of banking/finance investment
  portfolio                                           31,172      54,628
Originations of banking/finance loans
  receivable                                         (8,692)   (106,291)
Collections of banking/finance loans receivable       38,174      25,299
Purchase of real estate and other
  investments, net                                   (1,870)     (9,960)
Purchase of premises and equipment and other         (9,249)     (6,785)
_________________________________________________ __________ ___________
Net cash provided by (used in) investing
  activities                                          17,909    (88,035)
_________________________________________________ __________ ___________
Increase (decrease) in deposits of bank account
  holders                                            (3,878)       7,517
Dividends paid on common stock                       (8,109)     (6,528)
Purchase of treasury stock                          (50,682)    (13,948)
Exercise of common stock options                         301           -
Issuance of debt                                           -         105
Repayment of debt                                   (11,000)     (1,060)
_________________________________________________ __________ ___________
Net cash used in financing activities               (73,368)    (13,914)
_________________________________________________ __________ ___________

Net change in cash and cash equivalents               61,489    (12,517)
Cash and cash equivalents, beginning of the
  period                                             261,699     210,376
_________________________________________________ __________ ___________

Cash and cash equivalents, end of the period        $323,188    $197,859
================================================= ========== ===========

Supplemental disclosure of non-cash information:
Value of common stock issued in other
  transactions                                       $17,706     $16,174


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

The Company's assets under management were $135.1 billion at December 31, 1995, an increase of $4.3 billion (3%) from September 30, 1995 and an increase of $20.5 billion (18%) from December 31, 1994. These increases were the result of both net sales and market appreciation.

The Company operates in five geographic areas of the world: the United States, Canada, the Bahamas, Europe and Asia/Pacific. At December 31, 1995, the Company had offices in 18 countries. The Company continues to explore opportunities globally to increase its investment research capabilities and to support global distribution channels.

I.  Material Changes in Results of Operations

Results of operations

                              Three months ended
                                  December 31          %
(In millions)                   1995      1994      Change
____________________________ _________ __________ __________
Net income                     $74.0      $63.3       17%
Earnings per share
     Primary                    $.89      $.76        17%
     Fully-diluted              $.89      $.76        17%

Operating margin                44%        43%
____________________________ _________ __________ __________

The increase in net income was primarily due to an increase in investment management fees as a result of higher average assets under management. Operating expenses increased at a slightly lower rate than operating revenues resulting in a 1% improvement in the Company's operating margin. Operating revenues will continue to be dependent upon the amount and composition of assets under management, mutual fund sales, and the number of mutual fund investors and institutional clients. Operating expenses are expected to increase with the Company's ongoing expansion, the increase in competition and the Company's commitment to improve its products and services. These endeavors will likely result in an increase in selling expenses, employment costs and other general and administrative expenses.

The contributions to the Company's operating profit from its non-U.S. operations continued to increase principally as a result of increased fee revenues from investment management services provided by its foreign subsidiaries. This trend will continue to be dependent on the amount and composition of assets managed by the Company's non-U.S. subsidiaries. There have been no significant changes to the Company's limited exposure to fluctuations in global currency markets.

Assets under management

                                     As of
                                  December 31         %
(In billions)                   1995       1994    Change
_____________________________ _________ _________ ________

Franklin Templeton Group:
Fixed income funds:
   Tax-free                       $41.9     $37.6      11%
   U.S. government (primarily
    GNMA's)                        16.8      16.2       4%
   Taxable and tax-free money
    funds                           2.7       3.3    (18%)
   Global/international             2.9       2.6      12%
_____________________________ _________ _________ ________
      Total fixed-income
        funds                      64.3      59.7       8%
_____________________________ _________ _________ ________

Equity and income funds:
   Global/international            36.7      28.9      27%
   U.S. equity/income              16.7      12.6      33%
_____________________________ _________ _________ ________
      Total equity and income
        funds                      53.4      41.5      29%
_____________________________ _________ _________ ________

Total Franklin Templeton
  fund assets                     117.7     101.2      16%

_____________________________ _________ _________ ________

Franklin Templeton
  institutional assets             17.4      13.4      30%
_____________________________ _________ _________ ________

Total Franklin Templeton
  Group                          $135.1    $114.6      18%
============================= ========= ========= ========


Changes in assets under
management
                              Three months ended
                                  December 31         %
(In billions)                   1995      1994     Change
_____________________________ _________ _________ _________
Assets under management -
  beginning                      $130.8    $118.2       11%
Sales & reinvestments               7.4       7.5       -1%
Redemptions                       (5.0)     (6.3)       21%
Market
  appreciation/(depreciation)       1.9     (4.8)      140%
_____________________________ _________ _________ _________
Assets under management -
  ending                         $135.1    $114.6       18%
_____________________________ _________ _________ _________
Monthly average assets under
  management                     $132.1    $116.3       14%
_____________________________  ________  ________    ______

Fixed income funds represent 48% of assets under management as of December 31, 1995, down from 52% a year ago. Tax-free and global/international assets have experienced significant growth.

Equity and income funds represent 40% of assets under management as of December 31, 1995, up from 36% a year ago. Global/international equity funds' assets under management were up 27% from levels a year ago. U.S. equity/income funds increased 33% from levels a year ago.

Institutional assets, including both U.S. and global/international, as well as both fixed-income and equity/income products, represent 13% of assets under management as of December 31, 1995 up from 12% a year ago. This increase resulted from both an increase in the number of clients as well as additional investments from existing clients. The Company is strongly committed to the institutional account area and intends to continue the expansion of the services it provides in this area.



Operating revenue

                              Three months ended
                                  December 31        %
(In millions)                   1995      1994     Change
_____________________________ _________ _________ ________
Investment management fees       $201.6    $174.6      16%
Underwriting commissions, net       3.0      13.1     -77%
Transfer, trust and related
  fees                             21.4      15.9      35%
Banking/finance, net and
  other                              .6       4.6     -87%
_____________________________ _________ _________ ________
   Total operating revenues      $226.6    $208.2       9%
============================= ========= ========= ========

The Company's revenues from investment management fees are derived primarily from fixed-fee arrangements based upon the level of assets under management with open-end and closed-end investment companies and managed accounts. There have been no significant changes in the management fee structures for the Franklin Templeton Group in the period under review. Investment management fees increased primarily due to a 14% increase in average assets under management during the period.

Revenues from underwriting commissions are earned primarily from fund sales. Most sales of Franklin Templeton funds include a sales commission, of which a significant portion is reallowed to selling intermediaries. Most of the Franklin Templeton funds have implemented distribution plans which reimburse the Company for distribution costs incurred up to a maximum allowed by each fund. These payments are typically based on levels of assets under management. Many of the U.S. Franklin and Templeton mutual funds introduced a new class of shares, called Class II, during the third quarter of the previous fiscal year. The Company pays out of its own resources a portion of the sales commission paid to the selling intermediaries related to Class II shares and may recover some of the commission paid over a twelve-month period. Underwriting commissions, net, includes sales commission and distribution fee revenues, offset by payments to selling intermediaries and amortization of deferred commissions paid by the Company.

While Class II shares have increased the Company's distribution expenses and utilized the Company's capital resources over the short term, the Company believes that the new class of shares will result in an overall increase in assets under management by expanding distribution of fund shares. Sales of Class II shares represented 11% of the Company's long-term U.S. mutual fund sales during the first quarter of 1996.

Underwriting commissions, net, decreased due to an increase in the amortization of deferred sales charges both in the U.S. and Canada, an increase in the Canadian funds' asset-based distribution fees paid to selling intermediaries and a decrease in commission revenue from sales of annuity products resulting from a change in commissions rates effective October 1, 1993.

The level of underwriting commissions, net can be expected to vary with the level of sales and the level of assets under management and the composition of products sold.

Transfer, trust and related fees are generally fixed charges per account which vary with the particular type of fund and the service being rendered. Transfer, trust and related fees increased in part as a result of a 14% increase in retail fund shareholder accounts to 4.9 million from 4.3 million a year ago. Also, effective July 1, 1995, approximately 85 of the Company's U.S. mutual funds consisting of approximately 2.3 million shareholder accounts implemented an average annual fee increase of $4 per shareholder account.

Banking/finance, net and
other
                                    As of
                                 December 31        %
(In millions)                   1995     1994     Change
_____________________________ ________ ________ __________
Revenues                         $12.9    $13.4       -4%
Provision for loan losses        (5.3)    (2.6)      104%
Interest expense                 (7.0)    (6.2)       13%
_____________________________ ________ ________ __________
Total banking, finance, net
  and other                        $.6     $4.6      -87%
============================= ======== ======== ==========

Compared to the corresponding period in the prior year, banking/finance, net and other revenues declined principally due to increases in the provision for loan losses and interest expense attributable to the banking/finance group. Revenues decreased principally due to an 8% decrease in loans outstanding during the period. Provision for loan losses increased due to an increase in charge-offs and an increase in delinquencies as a percent of loans outstanding from 3% to 6%. Interest expense increased due to the effect of an increase in amounts payable to parent and used to fund banking/finance operations during the period which was only partially offset by the effect of a reduction in deposits of bank account holders.


Operating expenses

                              Three months ended
                                 December 31         %
(In millions)                   1995      1994     Change
_____________________________ _________ ________ _________
                                               _
General and administrative       $107.1    $96.3     11%
Selling expenses                   15.5     18.2    -15%
Amortization of goodwill            4.8      4.6      4%
_____________________________ _________ ________ _________
   Total operating expenses      $127.4   $119.1      7%
============================= ========= ======== =========

Increases in operating expenses principally resulted from the general expansion of the Company's business and are more fully described below.

General and administrative expenses increased during the period due to higher employment, technology and facilities costs related to the expansion of the Company's business. Employee count increased approximately 7% from December 31, 1994 to over 4,600 at December 31, 1995. Employment costs represent approximately 60% of operating expenses for the three-month period ended December 31, 1995.

Selling expenses decreased during the comparative three-month period mainly due to periodic variations in media advertising and special non-recurring marketing campaigns.

Other income/(expense)

                              Three months ended
                                 December 31         %
(In millions)                   1995      1994    Change
_____________________________ _________ ________ ________
Investment and other income       $10.7     $6.7      60%
Interest expense                  (2.6)    (3.4)     -24%
_____________________________ _________ ________ ________
Other income (expense), net        $8.0     $3.3     142%
============================= ========= ======== ========

The increase in investment income resulted from an increase in the average levels of interest-bearing assets invested as well as capital gains realized.

Interest expense decreased due to slightly lower rates and lower average debt outstanding. The Company's overall effective interest rate at December 31, 1995 was 6.21% on $456 million of outstanding commercial paper, medium-term notes and subordinated debentures as compared to 6.22% on $463 million of debt outstanding at December 31, 1994.

In prior periods, the Company entered into interest rate swap agreements to exchange variable rate interest payment obligations for fixed-rate interest payment obligations without exchanging of the underlying principal amounts. At December 31, 1995, the Company had swap agreements outstanding with an aggregate notional amount of $155 million, maturing January 1996 through September 1999, under which the Company paid fixed rates of interest ranging from 5.015% to 6.451%. These financial instruments are placed with major financial institutions. The credit worthiness of the counterparties is subject to continuing review and full performance is anticipated.

The increase in taxes on income is primarily attributable to the increase in pretax income.

II.  Material Changes in Financial Condition, Liquidity and
     Capital Resources


Selected balance sheet items
                                As of     As of
                              December  September     %
                                 31         30
(In millions)                   1995       1995    Change
_____________________________ _________ _________  _________
Receivables:
   Other                          $12.6     $38.4   -67%
Banking/finance loans
  receivable, net                $417.0    $450.0   - 7%
Receivable from the
  banking/finance group          $266.8    $302.3   -12%
_____________________________    ______    ______  ______

The decrease in other receivables was related primarily to the collection of advances on deferred sales charges on Canada-based mutual funds.

Banking/finance loans receivable, net decreased primarily due to a 10% reduction in the Company's investment in dealer auto loans. This decrease was the result of general economic conditions and credit market changes, as well as, the Company's more stringent credit policies.


Selected cash flow items
                                      Nine months ended
                                         December 31
(In millions)                          1995        1994
_________________________________  ____________ __________
Cash flows from operating
  activities                             $117.0      $89.4
Cash flows from investing
  activities                              $17.9    ($88.0)
Cash flows from financing
  activities                            ($73.4)    ($13.9)
_____________________________         _________   ________

The increase in cash flows from operating activities was primarily the result of an increase in net income and an increase in the net change in trade payables and accrued expenses.

The cash flows from investing and financing activities during the period were affected primarily by the decrease in the Company's funding of auto and credit card loans of the banking/finance group, purchases of investment securities and purchases of treasury shares. The Company continues to fund these activities primarily from operating cash flows while utilizing its commercial paper and medium-term notes facilities when appropriate.

During the three-month period ended December 31, 1995, the Company purchased 954,755 Franklin Resources, Inc. shares for $50.7 million. The Company has 914,511 shares remaining under its authorized repurchase program. The Company will continue from time to time to purchase its own shares in the open market and in private transactions for use in connection with various corporate employee incentive programs and when it believes the market price of its shares merits such action.

Distribution of Class II shares has required the Company to advance a one percent dealer commission which is expected to be recouped substantially during the subsequent twelve-month period primarily through a .75% and .50% asset based charge on equity and fixed income funds, respectively. The one per cent dealer commission has been deferred and amortized on a straight-line basis over the eighteen-month contingent deferred sales charge period. The Company has funded these advances through operating cash flows and existing debt facilities. The Company anticipates increased sales of Class II shares which will result in increased advances of dealer commissions.

At December 31, 1995, the Company held liquid assets of $671.0 million, including $323.2 million in cash and cash equivalents as compared to $643.2 million, including $261.7 million in cash and cash equivalents at September 30, 1995, respectively.


                      PART II - OTHER INFORMATION


Item 5 - Other Information

When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including those discussed under the caption "Risk Factors and Cautionary Statements" below, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed below could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company will NOT undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Risk Factors and Cautionary Statements

The Company's revenues and income are derived primarily from the management of a variety of financial services products. The financial services industry is highly competitive. Such competition could negatively impact the Company's market share, which could impact assets under management, from which the bulk of the Company's revenues and income arise.

Sales of mutual fund shares and other financial services products can also be negatively affected by adverse general securities market conditions, burdensome governmental regulations and recessionary global economic conditions. In addition, securities dealers, whose large retail distribution systems play an important role in the sale of shares of the Franklin and Templeton funds, also sponsor competing proprietary mutual funds. To the extent that these firms limit or restrict the sale of Franklin and Templeton funds shares through their brokerage systems in favor of their proprietary mutual funds, assets under management might decline and the Company's revenues might be adversely affected. As the number of mutual fund competitors increases, demand for distribution channels increase, which may have the effect of increasing distribution costs, which in turn may adversely impact the Company's earnings. The Company's assets under management include a significant number of global equities, which increases the volatility of the Company's managed portfolios and its revenue and income streams.

Certain portions of the Company's managed portfolios are invested in various securities of corporations located or doing business in developing regions of the world commonly known as emerging markets. These portfolios and the Company's revenues derived from the management of such portfolios are subject to significant risks of loss from unfavorable political and diplomatic developments, currency fluctuations, social instability, changes in governmental policies, expropriation, nationalization, confiscation of assets and changes in legislation relating to foreign ownership. Foreign trading markets, particularly in emerging market countries are often smaller, less liquid, poorly regulated and significantly more volatile

A number of mutual fund sponsors presently market their funds without sales charges. As investor interest in the mutual fund industry has increased, competitive pressures have increased on sales charges of broker-dealer distributed funds. In response to such competitive pressures, the Company might be forced to lower or further adjust sales charges which are currently substantially reallowed to broker-dealers. The reduction in such sales charges could make the sale of shares of the Franklin and Templeton funds less attractive to the broker-dealer community, which could in turn have a material adverse effect on the Company's revenues. In the alternative, the Company might be required to pay additional fees or charges in connection with the distribution of its shares which could have a negative effect on the Company's earnings.

The Company is in competition with the financial services and other investment alternatives offered by stock brokerage and investment banking firms, insurance companies, banks, savings and loan associations and other financial institutions. Many of these competitors have substantially greater resources than the Company. The banking industry in particular continues to expand its sponsorship of proprietary funds distributed through third party distributors. To the extent that banks limit or restrict the sale of Franklin and Templeton shares through their distribution systems in favor of their proprietary mutual funds, assets under management might decline and the Company's revenues might be adversely affected.

A significant portion of the Company's assets under management are fixed-income securities. Fluctuations in interest rates and in the yield curve will have an effect on fixed-income assets under management as well as on the flow of moneys to and from fixed-income funds and, therefore, on the Company's revenues from such funds.

Current government proposals with respect to major changes in the tax structures of the United States by creation of a so called "flat tax" could have a material adverse impact on the tax-free municipal bond market place and on the Company's revenues and income derived from its fixed income portfolios. A variety of proposed changes in the capital gains structure could also have an impact upon the Company's portfolios as well as its revenues.

The Company's real estate activities are subject to fluctuations in the real estate market place as well as to significant competition from companies with much larger real estate portfolios giving them significantly economies of scale.

The Company's auto loan receivables business and credit card receivable activities are subject to significant fluctuations in those consumer market places as well as to significant competition from companies with much larger receivable portfolios. In addition, certain of the Company's competitors are engaged in the financing of auto loans in connection with a much larger automobile manufacturing businesses and may at times provide loans at significantly below market interest rates in order to further the sale of automobiles.

The consumer loan market is highly competitive. The Company competes with many types of institutions including banks, finance companies, credit unions and the finance subsidiaries of large automobile manufacturers. Interest rates the Company can charge and, therefore, its yields vary based on this competitive environment. The Company is reliant on its relationships with various automobile dealers and this relationship is highly dependent on the rates and service that the Company provides. There is no guarantee that in this competitive environment the Company can maintain its relationships with these dealers. Auto loan and credit card portfolio losses can also be influenced significantly by trends in the economy and credit markets which negatively impact borrowers' ability to repay loans.



Item 6.  Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of the report:

Exhibit (3)(i):  Registrant's Certificate of
       Incorporation, as filed November 28, 1969, incorporated by reference to Exhibit (3)(i) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994
      (the 1994 Annual Report)

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


       Exhibit 11:      Computation of per share earnings.

       Exhibit 12: Computation of ratio of earnings to fixed charges

       Exhibit 27:      Financial Data Schedule


 (b)   Reports on Form 8-K:

       Form 8-K dated October 27, 1995 reporting under
       Item 5 Other Events the filing of an earnings press release by the Company on October 27, 1995 and including said press release as an Exhibit under Item 7 Financial Statements and Exhibits.


                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              FRANKLIN RESOURCES, INC.
                              Registrant



Date: February 13, 1996       /S/ Martin L. Flanagan
                              ----------------------
                              MARTIN L. FLANAGAN
                              Senior Vice President,
                              Treasurer and Chief
                              Financial Officer



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

Exhibit 11:      Computation of per share earnings (See Page _____)

Exhibit 12       Computation of ratios of earnings to
                 fixed charges (See Page ____)

Exhibit 27:      Financial Data Schedule


                                                         Exhibit 11

COMPUTATIONS OF PER SHARE EARNINGS

Earnings per share are based on net income divided by the average number of shares outstanding including common stock equivalents during the period.


                                         Three months ended
                                            December 31
(Dollars and shares in thousands)         1995      1994
_______________________________________ _________ __________

Average outstanding shares                80,824     81,602
Common stock equivalents
      Primary                              2,695      1,260
      Fully diluted                        2,709      1,260

Total shares
      Primary                             83,519     82,862
      Fully diluted                       83,533     82,862

Net income                               $73,951    $63,304


Earnings per share:
   Primary                                 $0.89      $0.76
   Fully diluted                           $0.89      $0.76

Dividends per share                        $0.11      $0.10









                                                       Exhibit 12


COMPUTATIONS OF EARNINGS TO FIXED CHARGES


                                          Three months ended
                                             December 31
(Dollars in thousands)                     1995      1994
________________________________________ ________ __________
Income before taxes                      $107,175    $92,431
Add fixed charges:
    Interest expense                        7,365      7,088
    Interest factor on rent                 1,888      1,503
Total fixed charges                         9,253      8,591

Earnings before fixed charges
    and taxes on income                  $116,428   $101,022

Ratio of earnings to fixed charges           12.6       11.8