Form 10-Q
period 1996-03-31
FRANKLIN RESOURCES INC
filed 1996-05-14
CIK 38777

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
(Mark One)
       [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For Quarterly Period Ended March 31, 1996

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

                 APPLICABLE ONLY TO CORPORATE ISSUERS:
Outstanding: 80,348,334 shares, common stock, par value
             $.10 per share at April 30, 1996.
 Exhibit index See Page _____


PART I -FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

In the opinion of management, all appropriate adjustments necessary to a fair presentation of the results of operations have been made for the periods shown. All adjustments are of a normal recurring nature. Certain prior year amounts have been reclassified to conform to current year presentation. These financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended September 30, 1995.


Franklin Resources, Inc.
Consolidated Statements of Income

Unaudited

                                    Three months         Six months
                                       ended                ended
                                      March 31            March 31
                                     ---------           ---------
(Dollars in thousands, except
per share data)                   1996       1995      1996      1995
                                 -----      -----     -----     -----

Operating revenues:
   Investment management fees $215,336   $172,582  $416,971  $347,156
   Underwriting commissions,
   net                           3,739      9,096     6,714    22,209
   Transfer, trust and
   related fees                 22,631     15,520    44,020    31,463
   Banking/finance, net and
   other                         2,924      2,583     3,478     7,186
                              -------- ---------- --------- ---------
      Total operating
      revenues                 244,630    199,781   471,183   408,014
                              -------- ---------- --------- ---------

Operating expenses:
   General and administrative  121,122     85,003   228,176   181,340
   Selling                      17,286     19,886    32,811    38,121
   Goodwill amortization         4,530      4,640     9,371     9,210
                              -------- ---------- --------- ---------
      Total operating
      expenses                 142,938    109,529   270,358   228,671
                              -------- ---------- --------- ---------

Operating income               101,692     90,252   200,825   179,343

Other income/(expense):
   Investment and other
   income                        9,989      5,262    20,654    12,025
   Interest expense            (3,419)    (2,880)   (6,042)   (6,303)
                              -------- ---------- --------- ---------
      Other income/(expense),
      net                        6,570      2,382    14,612     5,722
                              -------- ---------- --------- ---------

Income before taxes on income  108,262     92,634   215,437   185,065
Taxes on income                 33,050     29,594    66,274    58,721
                              -------- ---------- --------- ---------
Net income                     $75,212    $63,040  $149,163  $126,344
                              ======== ========== ========= =========
Earnings per share:
   Primary                       $0.91      $0.76     $1.79     $1.52
   Fully diluted                 $0.91      $0.76     $1.79     $1.52
Dividends per share              $0.11      $0.10     $0.22     $0.20


     The accompanying note is an integral part of these financial statements.



Franklin Resources, Inc.
Consolidated Balance Sheets
Unaudited

                                               March 31    September 30

(Dollars in thousands)                           1996         1995
                                               -------   ------------
ASSETS:
Current assets:
   Cash and cash equivalents                  $322,953       $246,184
   Receivables:
      Fees from Franklin Templeton Group       121,268        110,972
      Other                                     43,248         38,407
   Investment securities, available for
   sale                                        206,408        208,478
   Prepaid expenses and other                   11,325          7,167
                                             ---------      ---------
         Total current assets                  705,202        611,208
                                             ---------      ---------


Banking/finance group assets:
   Cash and cash equivalents                    14,629         15,515
   Loans receivable, net                       385,866        450,013
   Investment securities, available for
   sale                                         26,649         23,655
   Other assets                                  6,176          6,876
                                              --------      ---------
         Total banking/finance group
         assets                                433,320        496,059
                                              --------      ---------


Other Assets:
   Investments:
      Investment securities, available
      for sale                                  18,643         15,291
      Real Estate                                8,890          8,826
   Deferred costs                               46,348         17,703
   Premises and equipment, net                 129,696        118,628
   Goodwill, net of $65,027 and $56,375
      amortization, respectively               650,982        660,363
   Receivable from banking/finance group       253,426        302,273
   Other assets                                 14,955         14,330
                                              --------      ---------
         Total other assets                  1,122,940      1,137,414
                                            ----------     ----------

            Total assets                    $2,261,462     $2,244,681
                                           ===========   ============

     The accompanying note is an integral part of these financial statements.


Franklin Resources, Inc.
Consolidated Balance Sheets
Unaudited
                                                March 31 September 30
(Dollars in thousands)                              1996         1995
                                                -------     ---------

LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Current liabilities:
   Trade payables and accrued expenses          $121,276    $117,744
   Debt payable within one year                   30,333      87,204
   Dividends payable                               8,838       8,123
                                               ---------   ---------
         Total current liabilities               160,447     213,071
                                               ---------   ---------
Banking/finance group liabilities:
   Deposits of account holders:
       Interest bearing                          139,096     159,627
       Non-interest bearing                       10,110       9,747
   Payable to parent                             253,426     302,273
   Other liabilities                               3,343       2,076
                                               ---------    --------
         Total banking/finance group
         liabilities                             405,975     473,723
                                               ---------    --------
Other Liabilities:
   Long-term debt                                421,184     382,367
   Other liabilities                              15,102      14,477
                                               ---------    --------
         Total other liabilities                 436,286     396,844
                                               ---------    --------
            Total liabilities                  1,002,708   1,083,638
                                             -----------  ----------

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value,
1,000,000
   shares authorized; no shares issued or
   outstanding

Common stock, $.10 par value; 500,000,000
   shares authorized; 82,264,982 shares
   issued; 80,349,133 and 80,939,611
shares outstanding, respectively                   8,226       8,226

Capital in excess of par value                    98,261      92,190
Retained earnings                              1,222,678   1,091,204
Less cost of treasury stock                     (86,360)    (48,519)
Other                                             15,949      17,942
                                               ---------   ---------
      Total stockholders' equity               1,258,754   1,161,043
                                              ----------  ----------
          Total liabilities and
          stockholders' equity                $2,261,462  $2,244,681
                                             =========== ===========



     The accompanying note is an integral part of these financial statements.



Franklin Resources, Inc.
Consolidated Statements of Cash Flows


Unaudited                                              Six months
                                                          ended
                                                        March 31
                                                        --------
(Dollars in thousands)                              1996       1995
                                                   -----      -----
Net income                                      $149,163   $126,344
Adjustments to reconcile net income to net
cash provided by operating activities:
(Increase)/decrease in receivables, prepaid
expenses and other                              (33,969)     10,611
Increase/(decrease) in trade payables,
accrued expenses and other                        23,463   (24,436)
Depreciation and amortization                     19,839     20,117
Gains on disposition of assets                   (5,411)      (407)
                                              ---------- -----------
Net cash provided by operating activities        153,085    132,229
                                              ---------- -----------

Purchases of Franklin Templeton funds, net       (2,572)   (25,419)
Purchases of banking/finance investment
portfolio                                       (36,850)   (67,894)
Liquidations of banking/finance investment
portfolio                                         33,929     75,076
Originations of banking/finance loans
receivable                                      (21,382)  (166.199)
Collections of banking/finance loans
receivable                                        77,239     69,242
Purchases of other investments, net              (3,495)      (529)
Purchases of premises and equipment and
other                                           (19,985)   (14,906)
                                              ---------- -----------
Net cash provided by (used in) investing
activities                                        26,884  (130,629)
                                              ---------- -----------

Increase/(decrease) in deposits of bank
account holders                                 (20,168)      3,805
Exercise of common stock options                   1,009          -
Dividends paid on common stock                  (16,973)   (15,453)
Purchases of treasury stock                     (50,682)   (24,194)
Issuance of debt                                  65,440     44,418
Repayment of debt                               (82,712)   (20,374)
                                              ---------- -----------
Net cash used in financing activities          (104,086)   (11,798)
                                              ---------- -----------

Increase (decrease) in cash and cash
equivalents                                       75,883   (10,198)
Cash and cash equivalents, beginning of the
period                                           261,699    210,376
                                               ---------  ---------

Cash and cash equivalents, end of the period    $337,582   $200,178
                                              ========== ===========

Supplemental disclosure of non-cash
information:
Value of common stock issued in other
transactions                                     $18,040    $15,857



     The accompanying note is an integral part of these financial statements.



Note to Condensed Consolidated Financial Statements

1.  Debt

The Company issued $60 million in medium-term notes during March, 1996, maturing March, 2001 with coupon rates of 6.56%. The proceeds were used to retire $20 million in medium-term notes that had matured and reduce outstanding short-term commercial paper.

The Company's overall effective interest rate at March 31, 1996 was 6.21% on approximately $450 million of outstanding commercial paper, medium-term notes and subordinated debentures.

The Company has entered into interest rate swap agreements to exchange variable-rate interest payment obligations for fixed-rate interest payment obligations without the exchange of underlying principal amounts. At March 31, 1996, the Company had swap agreements outstanding with an aggregate notional amount of $125 million, maturing August through September 1999, under which the Company paid fixed rates of interest ranging from 6.24% to 6.45%. These financial instruments are placed with major financial institutions. The credit worthiness of the counterparties is subject to continuing review and full performance is anticipated. Any potential loss from failure of the counterparties to perform is deemed to be immaterial.





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

The Company's assets under management were $141.4 billion at March 31, 1996, an increase of $10.6 billion (8%) from September 30, 1995 and an increase of $22.6 billion (19%) from March 31, 1995. These increases were the result of both net sales and market appreciation.

The Company operates in five geographic areas of the world: the United States, Canada, the Bahamas, Europe and Asia/Pacific. At March 31, 1996, the Company had offices in 18 countries. The Company continues to explore opportunities globally to increase its investment research capabilities and to support global distribution channels.


I.  Material Changes in Results of Operations

Results of operations

                       Three months ended      Six months ended
                           March 31      %          March 31       %
(In millions)          1996   1995   Change     1996     1995  Change
                     ------  -----  -------  -------  ------- -------
Net Income            $75.2  $63.0      19%   $149.2   $126.3     18%
Earnings per share
   Primary             $.91   $.76      20%    $1.79    $1.52     18%
   Fully diluted       $.91   $.76      20%    $1.79    $1.52     18%

Operating margin        42%    45%               43%      44%




The increases in net income were primarily due to increases in investment management fees as a result of higher average assets under management. Operating expenses increased at a higher rate than operating revenues resulting in a 3% and 1% decline in the Company's operating margins in the periods under review. Operating revenues will continue to be dependent upon the amount and composition of assets under management, mutual fund sales, and the number of mutual fund investors and institutional clients. Operating expenses are expected to increase with the Company's ongoing expansion, the increase in competition and the Company's commitment to improve its products and services. These endeavors will likely result in an increase in selling expenses, employment costs and other general and administrative expenses.

The contributions to the Company's operating profit from its non-U.S. operations continued to increase principally as a result of increased fee revenues from investment management services provided by its foreign subsidiaries in Canada, the Bahamas and the Asia/Pacific region. This trend will continue to be dependent on the amount and composition of assets managed by the Company's non-U.S. subsidiaries. There have been no significant changes to the Company's limited exposure to fluctuations in global currency markets.

Assets under management*

                                            As of March    %
                                                31
(In billions)                              1996   1995  Change
                                       -------- ------- -------

Franklin Templeton Group:
Fixed income funds:
   Tax-free                               $41.5   $39.4     5%
   U.S. government (primarily GNMA's)      15.8    16.4   (4%)
   Taxable and tax-free money funds         3.0     2.8     7%
   Global/international                     2.8     2.7     4%
                                       -------- ------- -------
      Total fixed-income funds             63.1    61.3     3%
                                       -------- ------- -------

Equity and income funds:
   Global/international                    41.3    30.0    38%
   U.S. equity/income                      17.9    13.3    35%
                                       -------- ------- -------
      Total equity and income funds        59.2    43.3    37%
                                       -------- ------- -------

Total Franklin Templeton fund assets      122.3   104.6    17%
                                       -------- ------- -------

Franklin Templeton institutional
assets                                     19.1    14.2    35%
                                       -------- ------- -------

Total Franklin Templeton Group           $141.4  $118.8    19%
                                       ======== ======= =======
*Certain prior year amounts have been reclassified to conform to current year presentation.

Changes in assets under management

                        Three months ended       Six months ended
                            March 31      %         March 31     %
(In billions)             1996    1995 Change    1996    1995  Change
                       ------   ------ ------  ------  ------  ------
Assets under
management - beginning $135.1   $114.6    18%  $130.8  $118.2     11%
Sales & reinvestments     9.9      6.1    62%    17.3    13.6     27%
Redemptions             (5.1)    (4.9)     4%  (10.1)  (11.2)   (10%)
Market appreciation
/(depreciation)           1.5      3.0  (50%)     3.4   (1.8)    289%
                       ------   ------ ------  ------  ------  ------
Assets under
management - ending    $141.4   $118.8    19%  $141.4  $118.8     19%
                       ======   ====== ======  ======  ======  ======
Average assets under
management             $139.1   $116.4    20%  $135.6  $116.4     16%
                       ======   ====== ======  ======  ======  ======


Fixed income funds represent 45% of assets under management as of March 31, 1996, down from 52% a year ago. This trend generally reflects investors' preference for equity funds and their relatively high level of market appreciation during the periods under review.

Equity and income funds represent 42% of assets under management as of March 31, 1996, up from 36% a year ago. Global/international equity funds' assets under management were up 38% from levels a year ago. U.S. equity/income funds increased 35% from levels a year ago.

Institutional assets represent 14% of assets under management as of March 31, 1996 up from 12% a year ago. This increase resulted from both an increase in the number of clients as well as additional investments from existing clients. The Company is strongly committed to the institutional account area and intends to continue the expansion of the services it provides in this area.

Operating revenue

                        Three months             Six months
                           ended                   ended
                           March 31        %       March 31       %
(In millions)            1996   1995  Change     1996    1995 Change
                       ------ ------   ------  ------  ------ ------
Investment management
fees                   $215.3 $172.6      25%  $417.0  $347.1    20%
Underwriting
commissions, net          3.8    9.1    (58)%     6.7    22.2  (70%)
Transfer, trust and
related fees             22.6   15.5      46%    44.0    31.5    40%
Banking/finance, net
and other                 2.9    2.6      12%     3.5     7.2  (51%)
                       ------ ------   ------  ------  ------ ------
Total operating
revenues               $244.6 $199.8      22%  $471.2   408.0    15%

The Company's revenues from investment management fees are derived primarily from fixed-fee arrangements based upon the level of assets under management with open-end and closed-end investment companies and managed accounts. There have been no significant changes in the management fee structures for the Franklin Templeton Group in the periods under review. Investment management fees increased primarily due to 20% and 16% increases in average assets under management during the periods.

Underwriting commissions, net includes sales commission and distribution fee revenues earned primarily from fund sales, offset by payments to selling intermediaries and amortization of deferred sales commissions paid by the Company. During the third quarter of the previous fiscal year, many of the U.S. Franklin and Templeton funds introduced a new class of shares, Class II shares, which pay brokers a sales commission and distribution fees that are only partially recovered by the Company through distribution fee revenues. During the three- and six-month periods under review, distribution expenses have grown at a faster rate than distribution revenues because of the relative growth of Class II shares and other similar products outside the United States in the Company's sales mix.


While Class II shares have increased the Company's distribution expenses and utilized the Company's capital resources over the short term, the Company believes that the new class of shares will result in an overall increase in assets under management by expanding distribution of fund shares. Sales of Class II shares represented 12% of the Company's long-term U.S. mutual fund sales during the first six months of 1996.

Underwriting commissions, net, also decreased due to a decrease in commission revenue from sales of annuity products resulting from a change in commission rates effective September 1, 1995.

The level of underwriting commissions, net can be expected to vary with the level of sales and the level of assets under management and the composition of products sold.

Transfer, trust and related fees are generally fixed charges per account which vary with the particular type of fund and the service being rendered. Transfer, trust and related fees increased in part as a result of a 13% increase in retail fund shareholder accounts to 5.2 million from 4.6 million a year ago. Also, effective July 1, 1995, approximately 85 of the Company's U.S. mutual funds consisting of approximately 2.3 million shareholder accounts implemented an average annual fee increase of $4 per shareholder account.


Banking/finance, net and other

                          Three months             Six months
                             ended                   ended
                            March 31     %         March 31     %
(In millions)            1996   1995  Change   1996      1995 Change
                       ------   -----  -----  ------  ------- ------
Revenues                $12.2   $14.0  (13%)   $25.1    $27.4   (8%)
Provision for loan
losses                  (3.0)   (4.4)  (32%)   (8.3)    (7.0)    19%
Interest expense        (6.3)   (7.0)  (10%)  (13.3)   (13.2)     1%
                       ------   -----  -----  ------  ------- ------
Total banking,
finance, net and other   $2.9    $2.6    12%    $3.5     $7.2  (51%)
                       ======   =====  =====  ======  ======= ======

Compared to the corresponding three-month period in the prior year, banking/finance, net and other revenues increased principally due to decreases in the provision for loan losses and interest expense attributable to the banking/finance group. Revenues decreased principally due to a 20% decrease in loans outstanding during the period. Provision for loan losses decreased due to a decrease from the previous quarter in delinquencies as a percent of loans outstanding from 6.5% to 5.7%. Interest expense during the period decreased due to reduced borrowings by the banking/finance group from the parent as a result of net paydowns on dealer auto loans.

Compared to the six-month period in the prior year, banking/finance, net and other revenues declined due to a decrease in revenue as a result of lower average loan balances and an increase in the provision for loan losses as a result of rising delinquency and charge-off rates compared to the same period a year ago.

Operating expenses

                            Three months           Six months
                               ended                 ended
                             March 31   %          March 31    %
(In millions)           1996   1995  Change   1996     1995   Change
                      ------  ------  -----  ------ -------   ------
General and
administrative        $121.1   $85.0    42%  $228.2  $181.3      26%
Selling                 17.3    19.9  (13%)    32.8    38.1    (14%)
Goodwill amortization    4.5     4.6   (2%)     9.4     9.2       2%
                      ------  ------  -----  ------ -------   ------
Total operating
expenses              $142.9  $109.5    31%  $270.4  $228.6      18%
                      ======  ======  =====  ====== =======   ======

Increases in operating expenses principally resulted from the general expansion of the Company's business, particularly with respect to the opening of foreign offices and product development.

General and administrative expenses increased during the period due to higher employment, technology and facilities costs related to the expansion of the Company's business. Employee count increased approximately 8% from March 31, 1995 to over 4,700 at March 31, 1996. Employment costs represent approximately 60% of operating expenses during the three-and six-month periods ended March 31, 1996 and represent approximately 75% and 80% of the increases in general and administrative expenses during the three-and six-month periods, respectively. Employment costs include incentive based compensation which will continue to be dependent upon increases in operating profit margins excluding such compensation.

Selling expenses decreased during the comparative three-and six-month periods mainly due to periodic variations in media advertising and marketing campaigns.

Other income/(expense)

                            Three months           Six months
                               ended                 ended
                             March 31     %        March 31     %
(In millions)              1996  1995  Change    1996   1995  Change
                         -----   -----  ------  -----  -----  ------
Investment  and   other
income                   $10.0    $5.3     89%  $20.6  $12.0     72%
Interest expense         (3.4)   (2.9)     17%  (6.0)  (6.3)    (5%)
                         -----   -----  ------  -----  -----  ------
Other income (expense),
net                       $6.6    $2.4    175%  $14.6   $5.7    156%
                         =====   =====  ======  =====  =====  ======

The increases in investment income resulted from an increase in the average levels of interest-bearing assets invested as well as capital gains realized.

The Company's overall effective interest rate at March 31, 1996 was 6.21% on approximately $450 million of outstanding commercial paper, medium-term notes and subordinated debentures as compared to 6.31% on $488 million of debt outstanding at March 31, 1995.

The Company has fixed the interest rates it pays on over 85% of its outstanding debt through its medium-term notes program, its subordinated debentures and the interest rate swap agreements discussed below.

The Company entered into interest rate swap agreements to exchange variable-rate interest payment obligations for fixed-rate interest payment obligations without exchanging of the underlying principal amounts. At March 31, 1996, the Company had swap agreements outstanding with an aggregate notional amount of $125 million, maturing August through September 1999, under which the Company paid fixed rates of interest ranging from 6.24% to 6.45%. These financial instruments are placed with major financial institutions. The credit worthiness of the counterparties is subject to continuing review and full performance is anticipated.

The increase in taxes on income is primarily attributable to the increase in pre-tax income.



II.   Material  Changes in Financial Condition, Liquidity  and  Capital
Resources


Selected balance sheet items
                                  As of      As of
                                  March    September
                                   31         30        %
(In millions)                     1996       1995    Change
                                ------    -------  -------
Banking/finance loans
receivable, net                 $385.9     $450.0   (14%)
Receivable from the
banking/finance group           $253.4     $302.3   (16%)
Deferred costs                   $46.3      $17.7    162%
Debt payable within one year     $30.3      $87.2   (65%)
Long term debt                  $421.2     $382.4    10%
                                --------   -------   ------


The Company substantially increased its auto loan portfolio during fiscal year 1994 as it expanded this business activity. Because a substantial portion of the portfolio was new, the impact of delinquency and loss trends was not fully reflected in the financial performance of the Company until fiscal year 1995. As the Company has expanded its auto loan financing business, it has concurrently strengthened its collection systems, policies and procedures, as well as its underwriting criteria and its overall management team. Management is monitoring the results of its increased efforts in the credit and collection areas. At March 31, 1996, banking/finance loans receivable, net decreased due to net paydowns and a decrease in funding of new auto loans as a result of higher credit requirements.


The net paydowns on loans receivable resulted in a reduction of the receivable from the banking/finance group.

Deferred costs increased due to a $15.6 million increase in deferred commissions related to Canada-based funds and Class II shares. They also increased as a result of $11.2 million in costs related to the purchase of a building which will house the Company's operations in Singapore.


Debt payable within one year decreased as a result of the Company using the proceeds from a $40 million issuance of medium-term notes and approximately $17 million in cash from operations to reduce outstanding short-term commercial paper. The Company used the proceeds from an additional issuance of $20 million in medium-term notes to retire notes that matured March 15, 1996. The Company also issued $5.4 million in short term notes and repaid them during the period.


Selected cash flow items
                                             Six months
                                                ended
                                              March 31
(In millions)                              1996       1995
                                        -------     ------
Cash flows from operating
activities                               $153.1     $132.2
Cash flows from investing
activities                                $26.9   ($130.6)
Cash flows from financing
activities                             ($104.1)    ($11.8)

The increase in cash flows from operating activities was primarily the result of an increase in net income and an increase in the net change in trade payables and accrued expenses.

The cash flows from investing and financing activities during the period were affected primarily by the decrease in the Company's funding of auto and credit card loans of the banking/finance group, purchases of premises and equipment, repayment of debt and purchase of treasury shares. The Company continues to fund these activities primarily from operating cash flows while utilizing its commercial paper and medium-term notes facilities when appropriate.

During the six-month period ended March 31, 1996, the Company purchased 954,755 Franklin Resources, Inc. shares for $50.7 million. On March 14, 1996, the Board of Directors of the Company authorized up to an additional 3,000,000 shares under its repurchase program. At March 31, 1996, the Company had 3,914,511 shares remaining under its authorized repurchase program. The Company will continue from time to time to purchase its own shares in the open market and in private transactions for use in connection with various corporate employee incentive programs and when it believes the market price of its shares merits such action.

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

At March 31, 1996, the Company held liquid assets of $735.2 million, including $337.6 million in cash and cash equivalents as compared to $643.2 million, including $261.7 million in cash and cash equivalents at September 30, 1995, respectively.





                       FRANKLIN RESOURCES, INC.
                      PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security
         Holders

(a) The Annual Meeting of Stockholders of Franklin Resources, Inc. was held at 10:00 a.m., Pacific Standard Time, on January 25, 1996 at the offices of the Corporation at 777 Mariners Island Boulevard, San Mateo, California 94404.

The three (3) proposals presented at the meeting were:

     1. The election of nine (9) directors to hold office until the next Annual Meeting of Stockholders or until their successors are elected and shall qualify.

     2. The ratification of the appointment by the Board of Directors of Coopers & Lybrand, L.L.P. as the Company's independent certified accountants for the current fiscal year ending September 30, 1996.

     3.   The  transaction of such other business as properly  may
          come   before   the  Meeting  or  any  adjournments   or
          postponements thereof.


(b) Each of the nine nominees for director was elected and received the number of votes set forth below:

          Name                   For         Withheld

          Harmon E. Burns        72,645,467  362,138
          Judson R. Grosvenor    72,624,017  383,588
          F. Warren Hellman      72,648,746  358,859
          Charles B. Johnson     72,645,110  362,495
          Charles E. Johnson     72,644,467  363,138
          Rupert H. Johnson, Jr. 72,644,808  362,797
          Harry O. Kline         72,553,475  454,130
          Peter M. Sacerdote     72,557,828  449,777
          Louis E. Woodworth     72,663,631  343,974



          The ratification of the appointment of Coopers & Lybrand, L.L.P. as the Company's independent certified accountants for the fiscal year ending September 30, 1996, was approved by a vote of 72,975,914 in favor, , 20,016 shares against, and 11,675 shares abstaining.



Item 6.  Exhibits and Reports on Form 8-K


(a)            The following exhibits are filed as part of the report:

Exhibit (3)(i)(a)Registrant's Certificate of Incorporation, as filed
             November 28, 1969, incorporated by reference to Exhibit (3)(i) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (the "1994 Annual Report")

Exhibit 3(i)(b)  Registrant's Certificate of Amendment of Certificate
             of Incorporation, as filed March 1, 1985, incorporated by reference to Exhibit (3)(ii) to the 1994 Annual Report

Exhibit (3)(i)(c) Registrant's Certificate of Amendment of Certificate
             of Incorporation, as filed April 1, 1987, incorporated by reference to Exhibit (3)(iii) to the 1994 Annual Report

Exhibit (3)(i)(d) Registrant's Certificate of Amendment of Certificate
             of Incorporation, as filed February 2, 1994, incorporated by reference to Exhibit (3)(iv) to the 1994 Annual Report

Exhibit (3)(ii) Registrant's By-Laws are incorporated by reference to
             Exhibit 3(v) to Registrant's Form 10-Q for the Quarterly Period ended December 31, 1994.

Exhibit 4: Instruments defining the rights of holders, including indentures

              i) Form of Indenture-Exhibit No. 4 to the Company's
             Registration Statement on Form S-3 (33-53147) filed by the Company electronically on April 14, 1994 (the "MTN S-3"), incorporated by reference in its entirety.

              ii) Form of Fixed Rate Note-Exhibit No.4.1 to Amendment No. 1
             to the MTN S-3, filed by the Company electronically on May 19, 1994, incorporated by reference in its entirety.

              iii) Form of Floating Rate Note-Exhibit 4.2 to Amendment No.
             1 to the MTN S-3, filed by the Company electronically on May 19, 1994, incorporated by reference in its entirety.

Exhibit 10.1 Representative Investment Management Agreement between
             Templeton Global Strategy SICAV and Templeton Global Advisors Limited.

Exhibit 10.2 Representative Investment Management Agreement between
             Templeton Global Strategy SICAV and Franklin Advisors, Inc.

Exhibit 10.3 Representative Investment Management Agreement between
             Templeton Russian and Eastern European Debt Fund and Templeton Investment Management Limited, Inc.

Exhibit 10.4 Representative Service Agreement between Templeton Russian and
             Eastern European Debt Fund and Templeton Global Strategic Services S.A.

Exhibit 11   Computations of per share earnings. (See page )

Exhibit 12   Computations of ratios of earnings to fixed charges (See page)


Exhibit 27   Financial Data Schedule

(b)          Reports on Form 8-K:

             Form 8-K dated April 26, 1996 reporting under Item 5 Other Events the filing of an earnings press release by the Company on April 25, 1996 and including said press release as an Exhibit under Item 7 Financial Statements and Exhibits.



                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                   FRANKLIN RESOURCES, INC.
                   Registrant


Date: May 14, 1996 /S/ Martin L. Flanagan
                    ----------------------
                   MARTIN L. FLANAGAN
                   Senior Vice President,
                   Treasurer and Chief
                   Financial Officer


                           INDEX TO EXHIBITS


Exhibit

     (3)  The following exhibits are filed as part of this report:

Exhibit (3)(i)(a) Registrant's Certificate of Incorporation, as filed November 28, 1969, incorporated by reference to Exhibit (3)(i) to the Company's
          Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (the "1994 Annual
          Report")

Exhibit 3(i)(b) Registrant's Certificate of Amendment of
          Certificate of Incorporation, as filed March 1,
          1985, incorporated by reference to Exhibit (3)(ii) to the 1994 Annual Report

Exhibit (3)(i)(c) Registrant's Certificate of Amendment of
          Certificate of Incorporation, as filed April 1,
          1987, incorporated by reference to Exhibit
          (3)(iii) to the 1994 Annual Report

Exhibit (3)(i)(d) Registrant's Certificate of Amendment of
          Certificate of Incorporation, as filed February 2,
          1994, incorporated by reference to Exhibit (3)(iv) to the 1994 Annual Report

Exhibit (3)(ii) Registrant's By-Laws are incorporated by reference to Exhibit 3(v) to Registrant's Form 10-Q for the Quarterly Period ended December 31, 1994.

Exhibit 4: Instruments defining the rights of holders, including indentures

             i) Form of Indenture-Exhibit No. 4 to
          the Company's Registration Statement on Form S-3
          (33-53147) filed by the Company electronically on April 14, 1994 (the "MTN S-3"), incorporated by reference in its entirety.

            ii) Form of Fixed Rate Note-Exhibit
          No.4.1 to Amendment No. 1 to the MTN S-3, filed by the Company electronically on May 19, 1994, incorporated by reference in its entirety.

           iii) Form of Floating Rate Note-
          Exhibit 4.2 to Amendment No. 1 to the MTN S-3, filed by the Company electronically on May 19, 1994, incorporated by reference in its entirety.

Exhibit 10.1 Representative Investment Management
          Agreement between Templeton Global Strategy SICAV and Templeton Global Advisors Limited.

Exhibit 10.2 Representative Investment Management
          Agreement between Templeton Global Strategy SICAV and Franklin Advisors, Inc.

Exhibit 10.3 Representative Investment Management
          Agreement between Templeton Russian and Eastern
          European Debt Fund and Templeton Investment
          Management Limited, Inc.

Exhibit 10.4 Representative Service Agreement between Templeton Russian and Eastern European
          Debt Fund and Templeton Global Strategic Services
          S.A.

Exhibit 11   Computations of per share earnings. (See page )

Exhibit 12   Computations of ratios of earnings to fixed charges (See page)

Exhibit 27   Financial Data Schedule

             (b)     Reports on Form 8-K:

             Form 8-K dated April 26, 1996 reporting under Item 5 Other Events the filing of an earnings press release by the Company on April 25, 1996 and including said press release as an Exhibit under Item 7 Financial Statements and Exhibits.