Form 10-Q
period 1996-06-30
FRANKLIN RESOURCES INC
filed 1996-08-14
CIK 38777

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
(Mark One)
       [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For Quarterly Period Ended June 30, 1996

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

                 APPLICABLE ONLY TO CORPORATE ISSUERS:
Outstanding: 81,424,533 shares, common stock, par value
             $.10 per share at July 31, 1996
 Exhibit index See Page _____

PART I -FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements

In the opinion of management, all appropriate adjustments necessary to a fair presentation of the results of operations have been made for the periods shown. All adjustments are of a normal recurring nature. Certain prior period amounts have been reclassified to conform to current period presentation. These financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended September 30, 1995.



Franklin Resources, Inc.
Consolidated Statements of
Income
Unaudited

                                Three months ended  Nine months ended
                                      June 30             June 30
(Dollars in thousands, except
per share data)                      1996      1995      1996      1995
Operating revenues:
   Investment management fees    $227,633  $187,114  $644,604  $534,270
   Underwriting and
     distribution fees            143,649   115,691   415,595   331,630
   Transfer, trust and
     related fees                  23,569    16,747    67,589    48,210
   Banking/finance, net and
     other                            551       274     4,029     7,460
      Total operating
        revenues                  395,402   319,826 1,131,817   921,570

Operating expenses:
   Underwriting and
     distribution                 144,137  107,108    409,369   300,838
   General and administrative     121,380   98,097    349,556   279,438
   Selling                         18,118   15,229     50,929    53,350
   Goodwill amortization            4,529    4,582     13,900    13,792
      Total operating
        expenses                  288,164  225,016    823,754   647,418

Operating income                  107,238   94,810    308,063   274,152

Other income/(expense):
   Investment and other
     income                        16,611    9,140     37,265    21,166
   Interest expense                (2,782)  (2,874)    (8,824)   (9,177)
      Other income/(expense),
        net                        13,829    6,266     28,441    11,989

Income before taxes on income     121,067  101,076    336,504   286,141
Taxes on income                    40,001   32,047    106,275    90,768
Net income                        $81,066  $69,029   $230,229  $195,373

Earnings per share:
   Primary                          $0.98    $0.84      $2.77     $2.36
   Fully diluted                    $0.97    $0.83      $2.76     $2.35
Dividends per share                 $0.11    $0.10      $0.33     $0.30


    The accompanying notes are an integral part of these financial statements.




Franklin Resources, Inc.
Consolidated Balance Sheets
Unaudited

                                              June      September
                                               30           30
(Dollars in thousands)                        1996         1995
ASSETS:
Current assets:
   Cash and cash equivalents                $354,597    $246,184
   Receivables:
    Fees from
     Franklin/Templeton Group                127,905     110,972
      Other                                   30,419      38,407
   Investment securities,
     available for sale                      192,929     208,478
   Prepaid expenses and other                  9,833       7,167
         Total current assets                715,683     611,208


Banking/finance group assets:
   Cash and cash equivalents                  28,729      15,515
   Loans receivable, net                     367,958     450,013
   Investment securities,
     available for sale                       23,008      23,655
   Other assets                                5,676       6,876
         Total banking/finance
          group assets                       425,371     496,059


Other Assets:
   Investments:
      Investment securities,
        available for sale                    20,715      15,291
      Real Estate                              8,804       8,826
   Deferred costs                             34,187      17,703
   Premises and equipment, net               142,663     118,628
   Goodwill, net of $69,571 and
     $56,375 amortization,
     respectively                            646,438     660,363
   Receivable from
     banking/finance group                   248,282     302,273
   Other assets                               15,227      14,330
         Total other assets                1,116,316   1,137,414

            Total assets                  $2,257,370  $2,244,681


    The accompanying notes are an integral part of these financial statements.



Franklin Resources, Inc.
Consolidated Balance Sheets
Unaudited
                                               June       September
                                                30           30
(Dollars in thousands)                         1996         1995
LIABILITIES:
Current liabilities:
   Trade payables and accrued
     expenses                               $129,602    $117,744
   Debt payable within one year                  374      87,204
   Dividends payable                           8,980       8,123
         Total current liabilities           138,956     213,071
Banking/finance group liabilities:
   Deposits of account
     holders:
       Interest bearing                      135,313     159,627
       Non-interest bearing                   10,217       9,747
   Payable to parent                         248,282     302,273
   Other liabilities                           2,384       2,076
         Total banking/finance
           group liabilities                 396,196     473,723
Other Liabilities:
   Long-term debt                            379,619     382,367
   Other liabilities                          16,808      14,477
         Total other liabilities             396,427     396,844
            Total liabilities                931,579   1,083,638

Stockholders' equity:
Preferred stock, $1.00 par value,
1,000,000 shares authorized; no
shares issued or outstanding

Common stock, $.10 par value;
  500,000,000 shares authorized;
  82,264,982 shares issued;
  80,345,492 and 80,939,611 shares
  outstanding, respectively                    8,226       8,226

Capital in excess of par value                98,933      92,190
Retained earnings                          1,294,750   1,091,204
Less cost of treasury stock                  (86,577)    (48,519)
Other                                         10,459      17,942
      Total stockholders' equity           1,325,791   1,161,043
          Total liabilities and
            stockholders' equity          $2,257,370  $2,244,681



    The accompanying notes are an integral part of these financial statements.




Franklin Resources, Inc.
  Consolidated Statements of Cash Flows
Unaudited
                                                    Nine months ended
                                                         June 30
(Dollars in thousands)                              1996         1995

Net income                                       $230,229    $195,373
Adjustments to reconcile net income to
  net cash provided by operating
  activities
(Increase)/decrease in receivables,
  prepaid expenses and other                       (3,791)       2,214
Increase/(decrease) in trade payables,
  accrued expenses and other                       30,475     (19,309)
Depreciation and amortization                      29,962      30,497
Gains on disposition of assets                    (13,418)     (2,604)
Net cash provided by operating
  activities                                      273,457     206,171

Sales/(purchases) of Franklin Templeton
  funds, net                                       11,543     (21,057)
Purchases of banking/finance investment
  portfolio                                       (38,605)   (100,201)
Liquidations of banking/finance
  investment portfolio                             39,284     104,283
Originations of banking/finance loans
  receivable                                      (21,382)   (199,438)
Collections of banking/finance loans
  receivable                                       90,201     110,355
Purchases of other investments, net                (4,949)     (1,754)
Purchases of premises and equipment and
  other                                           (39,977)    (26,521)
Net cash provided by (used in)
  investing activities                             36,115    (134,333)

Decrease in deposits of bank
  account holders                                 (23,845)     (7,016)
Exercise of common stock options                    1,167           -
Dividends paid on common stock                    (25,826)    (23,592)
Purchases of treasury stock                       (50,682)    (41,506)
Issuance of debt                                   72,701      49,201
Repayment of debt                                (161,460)    (34,833)
Net cash used in financing activities            (187,945)    (57,746)

Increase (decrease) in cash and cash
  equivalents                                     121,627      14,092

Cash and cash equivalents, beginning of
  the period                                      261,699     210,376

Cash and cash equivalents, end of the
  period                                         $383,326    $224,468

Supplemental disclosure of non-cash
  information:

Value of common stock issued in other
  transactions                                    $17,675     $17,940



    The accompanying notes are an integral part of these financial statements.




Note to Condensed Consolidated Financial Statements

1.  Debt

The Company issued $60 million in medium-term notes during March 1996, maturing March 2001 with coupon rates of 6.56%. The proceeds were used to retire $20 million in medium-term notes that had matured and reduce outstanding short-term commercial paper. In June 1996, the Company retired an additional $20 million in medium-term notes that had matured.

The Company's overall effective interest rate at June 30, 1996 was 6.48% on approximately $380 million of outstanding commercial paper, medium-term notes and subordinated debentures.

In July 1996, the Company issued an additional $30 million in medium-term notes maturing July 1998 with coupon rates from 6.62% to 6.63% in order to retire $10 million in medium-term notes that had matured in July 1996 and to replace $20 million in medium-term notes that had matured in June 1996.

The Company has entered into interest rate swap agreements to exchange variable-rate interest payment obligations for fixed-rate interest payment obligations without the exchange of underlying principal amounts. At June 30, 1996, the Company had swap agreements outstanding with an aggregate notional amount of $125 million, maturing August through September 1999, under which the Company paid fixed rates of interest ranging from 6.24% to 6.451%. These financial instruments are placed with major financial institutions. The credit worthiness of the counterparties is subject to continuing review and full performance is anticipated. Any potential loss from failure of the counterparties to perform is deemed to be immaterial.


2.  Heine Merger

On June 25, 1996, the Company and Heine Securities Corporation, Inc. ("Heine"), the investment advisor to Mutual Series Fund Inc. ("Mutual") announced they have agreed to a merger of the businesses of Heine and Franklin. The transaction has received certain government regulatory approvals and has been approved by the board of Mutual. It is subject to approval by the shareholders of Mutual at a meeting scheduled to be held on October 25, 1996.

The transaction has an aggregate value of approximately $610 million. Heine Securities will receive $550 million in cash, along with 1.1 million shares of Franklin Resources, Inc. common stock which may not be sold for two years and which are subject to other restrictions. Heine will initially invest $150 million of the cash proceeds in Mutual with a minimum balance of $100 million for five years.

The Company expects to finance the cash payment from cash and securities on hand, as well as its available commercial paper and medium-term note facilities.

Heine Securities Corporation had approximately $17 billion under management as of June 30, 1996.



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

The Company's assets under management were $147.6 billion at June 30, 1996, an increase of $16.8 billion (13%) from September 30, 1995 and an increase of $21.7 billion (17%) from June 30, 1995. These increases were the result of both net sales and market appreciation.

The Company operates in five geographic areas of the world: the United States, Canada, the Bahamas, Europe and Asia/Pacific. At June 30, 1996, the Company had offices in 18 countries. The Company continues to explore opportunities globally to increase its investment research capabilities and to support global distribution channels.


I.  Material Changes in Results of Operations


Results of operations
                   Three months ended           Nine months ended
                         June 30        %            June 30        %
(In millions)        1996     1995    Change     1996      1995   Change

Net Income          $81.1    $69.0     18%     $230.2    $195.4     18%
Earnings per share
   Primary           $.98     $.84     17%      $2.77     $2.36     17%
   Fully diluted     $.97     $.83     17%      $2.76     $2.35     17%

Operating margin      27%      30%                27%       30%


The increases in net income were primarily due to increases in investment management fees as a result of higher average assets under management and capital gains realized during the current period. Operating expenses increased at a higher rate than operating revenues resulting in a 3% decline in the Company's operating margins in the periods under review. Previously reported operating margins have been restated for all periods to conform to the new income statement presentations. The increases in operating expenses were primarily due to increases in underwriting and distribution expenses which increased approximately 35% in the periods under review. Operating revenues will continue to be dependent upon the amount and composition of assets under management, mutual fund sales and the number of mutual fund investors and institutional clients. Operating expenses are expected to increase with the Company's ongoing expansion, the increase in competition and the Company's commitment to improve its products and services.

The contributions to the Company's operating profit from its non-U.S. operations remained unchanged from the previous quarter. These results will continue to be dependent on the amount and composition of assets managed by the Company's non-U.S. subsidiaries principally in Canada, the Bahamas and the Asia/Pacific region. There have been no significant changes to the Company's limited exposure to fluctuations in global currency markets.



Assets under management*                       As of
                                              June 30          %
(In billions)                              1996    1995     Change

Franklin Templeton Group:
Fixed income funds:
   Tax-free                               $41.7   $39.9       5%
   U.S. government (primarily GNMA's)      15.5    16.2      (4%)
   Taxable and tax-free money funds         2.8     2.6       8%
   Global/international                     2.9     2.8       4%
      Total fixed-income funds             62.9    61.5       2%

Equity and income funds:
   Global/international                    45.3    33.5      35%
   U.S. equity/income                      18.8    15.1      24%
      Total equity and income funds        64.1    48.6      32%

Total Franklin Templeton fund assets      127.0   110.1      15%
Franklin Templeton institutional
  assets                                   20.6    15.8      30%

Total Franklin Templeton Group           $147.6  $125.9      17%


*Certain prior year amounts have been reclassified to conform to current year presentation.


Changes in assets under management


                         Three months ended        Nine months ended
                              June 30       %           June 30         %
(In billions)              1996    1995   Change   1996      1995     Change

Assets under management
  - beginning            $141.4    $118.8         $130.8    $118.2
Sales & reinvestments       9.9       7.0    41%    27.2      21.1      29%
Redemptions                (5.6)     (5.3)    6%   (15.6)    (17.4)    (10%)
Market
  appreciation/
  (depreciation)            1.9       5.4   (65%)    5.2     (4.0)      30%
Assets under management
  - ending               $147.6    $125.9    17%  $147.6   $125.9       17%
Average assets under
  management             $144.7    $122.8    18%  $138.6   $118.9       17%


Fixed-income funds represent 43% of assets under management as of June 30, 1996, down from 49% a year ago. This trend generally reflects investors' preference for equity funds and their relatively higher level of market appreciation during the periods under review.

Equity and income funds represent 43% of assets under management as of June 30, 1996, up from 39% a year ago. Global/international equity funds' assets under management were up 35% from levels a year ago. U.S. equity/income funds increased 24% from levels a year ago. Both trends reflect increased sales and market appreciation.

Institutional assets represent 14% of assets under management as of June 30, 1996 up from 13% a year ago. This increase resulted from an increase in the number of clients as well as additional investments from existing clients and market appreciation. The Company is strongly committed to the institutional business and intends to continue the expansion of the services it provides in this area.



Operating revenue
                       Three months ended          Nine months ended
                             June 30       %           June 30       %
(In millions)            1996     1995   Change    1996     1995   Change
Investment management
  fees                  $227.6   $187.1    22%    $644.6   $534.3     21%
Underwriting and
  distribution fees      143.6    115.7    24%     415.6    331.6     25%
Transfer, trust and
  related fees            23.6     16.7    41%      67.6     48.2     40%
Banking/finance, net
  and other                 .6       .3   100%       4.0      7.5    (47%)
Total operating
  revenues              $395.4   $319.8    24%  $1,131.8   $921.6     23%


The Company's revenues from investment management fees are derived primarily from fixed-fee arrangements based upon the level of assets under management with open-end and closed-end investment companies, managed accounts and other investment products. There have been no significant changes in the management fee structures for the Franklin Templeton Group in the periods under review. Investment management fees increased primarily due to 18% and 17% increases in average assets under management during the three-and nine-month periods, respectively. The relatively higher growth rate of global equity fund assets, which generally have higher fee rates than fixed-income fund assets, also contributed to the trends during the periods.

Underwriting  and  distribution  fees  include  sales  commission   and
distribution fee revenues earned primarily from fund sales. In the periods under review, the increase in underwriting and distribution fees from mutual fund sales was partially offset by a decrease in the commissions earned on annuity products due to a change in the fee structure effective September 1, 1995.

Transfer, trust and related fees are generally fixed charges per account which vary with the particular type of fund and the service being rendered. Transfer, trust and related fees increased in part as a result of a 15% increase in retail fund shareholder accounts to 5.4 million from 4.7 million a year ago. Also, effective July 1, 1995, approximately 85 of the Company's U.S. mutual funds consisting of approximately 2.3 million shareholder accounts implemented an average annual fee increase of $4 per shareholder account.


Banking/finance, net and other

                        Three months ended      Nine months ended
                              June 30         %        June 30       %
(In millions)              1996     1995   Change    1996    1995  Change

Revenues                  $11.5    $13.4    (14%)   $36.6   $40.8  (10%)
Provision for loan
  losses                  (4.8)    (5.3)     (9%)  (13.2)  (12.3)    7%
Interest expense          (6.1)    (7.8)    (22%)  (19.4)  (21.0)   (8%)
Total banking,finance,
  net and other            $.6      $.3     100%    $4.0    $7.5   (47%)


The Company substantially increased its auto loan portfolio during fiscal year 1994 as it expanded this business activity. Because a substantial portion of the portfolio was new, the impact of delinquency and loss trends was not fully reflected in the financial performance of the Company until fiscal year 1995. As the Company has expanded its auto loan financing business, it has concurrently strengthened its collection capabilities, policies and procedures, as well as its underwriting criteria and its overall management team. Management is monitoring the results of its increased efforts in the credit and collection areas.

Compared to the corresponding three-month period in the prior year, banking/finance, net and other revenues increased principally due to decreases in the provision for loan losses and interest expense attributable to the banking/finance group. Revenues decreased principally due to a 18% decrease in loans outstanding during the period. Provision for loan losses decreased due to a 4% decrease in delinquencies. Interest expense during the period decreased due to reduced borrowings by the banking/finance group from the parent as a result of net paydowns on dealer auto loans.

Compared to the nine-month period in the prior year, banking/finance, net and other revenues declined due to a decrease in revenue as a result of lower average loan balances and an increase in the provision for loan losses as a result of increased delinquency and charge-off rates compared to the same period a year ago.


Operating expenses
                     Three months ended        Nine months ended
                          June 30        %          June 30         %
(In millions)          1996    1995    Change    1996      1995   Change

Underwriting and
  distribution        $144.1  $107.1    35%    $409.4   $300.8     36%
General and
  administrative       121.4    98.1    24%     349.6    279.4     25%
Selling                 18.1    15.2    19%      50.9     53.4     (5%)
Goodwill
  amortization           4.6     4.6     -%      13.9     13.8      1%
Total operating
  expenses            $288.2  $225.0    28%    $823.8   $647.4     27%


Increases in operating expenses principally resulted from an increase in underwriting and distribution costs as well as the general expansion of the Company's business.

Underwriting and distribution include sales commissions and distribution fees paid to third party intermediaries. During the third quarter of the previous fiscal year, many of the U.S. Franklin and Templeton funds introduced a new class of shares, Class II shares, which pay brokers a sales commission and distribution fees that are only partially recovered by the Company through distribution fee revenues. During the three-and nine-month periods under review, distribution expenses have grown at a faster rate than distribution revenues because of the relatively higher growth in the sales of Class II shares and similar products sold primarily in Canada.

While Class II shares have increased the Company's distribution expenses and utilized the Company's capital resources over the short term, the Company believes that the new class of shares will result in an overall increase in assets under management by expanding distribution of fund shares. Sales of Class II shares represented 13% of the Company's long-term U.S. mutual fund sales during the first nine months of 1996.

The level of underwriting and distribution expenses can be expected to vary with the level of sales, the level of assets under management and the composition of products sold.

General and administrative expenses increased during the period due to higher employment, technology and facilities costs related to the expansion of the Company's business. Employee count increased approximately 8% from June 30, 1995 to over 4,800 at June 30, 1996. Employment costs represent approximately 30% of operating expenses during the three-and nine-month periods ended June 30, 1996 and represent approximately 90% and 85% of the increases in general and administrative expenses during the three-and nine-month periods, respectively. Employment costs include incentive-based compensation which will continue to be dependent upon changes in operating profits.

Changes in selling expense during the comparative three-and nine-month periods were due mainly to periodic variations in media advertising and marketing campaigns.


Other income/(expense)
                       Three months ended      Nine months ended
                             June 30       %        June 30        %
(In millions)            1996     1995  Change   1996    1995   Change

Investment and other
  income                 $16.6   $9.1     82%   $37.2   $21.2      75%
Interest expense          (2.8)  (2.8)     -%    (8.8)   (9.2)     (4%)
Other income (expense),
  net                    $13.8   $6.3    119%   $28.4   $12.0     137%


The increases in investment income resulted from an increase in the average levels of interest-bearing assets invested, as well as $5.7 million and $13.4 million of capital gains realized during the three- and nine-month periods, respectively.

The Company's overall effective interest rate at June 30, 1996 was 6.48% on approximately $380 million of outstanding commercial paper, medium-term notes and subordinated debentures as compared to 6.27% on $478 million of debt outstanding at June 30, 1995. The Company has fixed the interest rates it pays on 99% of its outstanding debt through its medium-term note program, its subordinated debentures and interest rate swap agreements.

The increase in taxes on income is primarily attributable to the increase in pre-tax income.


II.  Material Changes in Financial Condition, Liquidity and Capital
Resources

Selected balance sheet items
                                   As of       As of
                                 June 30    September 30    %
(In millions)                      1996        1995       Change

Banking/finance loans
  receivable, net                $368.0      $450.0        (18%)
Receivable from the
  banking/finance group          $248.3      $302.3        (18%)
Deferred costs                    $34.2       $17.7         93%

Debt payable within one year        $.4       $87.2       (100%)
Interest bearing deposits of
  bank account holders           $135.3      $159.6        (15%)


At June 30, 1996, banking/finance loans receivable, net decreased due to net paydowns and a decrease in funding of new auto loans as a result of more stringent credit requirements. The proceeds from net paydowns of loans were used to reduce the receivable from the banking/finance group.

Deferred costs increased principally due to an increase in deferred commissions on sale of Canada-based funds and Class II shares.

Debt payable within one year decreased as a result of the Company using the proceeds from a $40 million issuance of medium-term notes and approximately $47 million in cash from operations and sales of investments to reduce outstanding short-term commercial paper.

Both interest bearing and non-interest bearing deposits are gathered for purposes of funding loans and purchasing securities. The decrease in interest bearing deposits was a result of decreased funding needs due to the sale of bank credit card receivables and the paydown of auto loan receivables.



Selected cash flow items
                                           Nine months ended
                                                 June 30
(In millions)                                1996        1995

Cash flows from operating activities       $273.5      $206.2

Cash flows from investing activities        $36.1     ($134.3)

Cash flows from financing activities      ($187.9)     ($57.7)


The increase in cash flows from operating activities was primarily the result of an increase in net income and an increase in the net change in trade payables and accrued expenses.

The cash flows from investing and financing activities during the period were affected primarily by the decrease in the Company's funding of auto and credit card loans of the banking/finance group, purchases of premises and equipment, repayment of debt, decrease in deposits of bank account holders and purchases of Company shares. The Company continues to fund these activities primarily from operating cash flows while utilizing its commercial paper and medium-term note facilities when appropriate.

During the nine-month period ended June 30, 1996, the Company purchased 954,755 Franklin Resources, Inc. shares for $50.7 million. On March 14, 1996, the Board of Directors of the Company authorized the purchase of up to an additional 3,000,000 shares under its repurchase program. At June 30, 1996, the Company had 3,914,511 shares available under its authorized repurchase program. The Company will continue from time to time to purchase its own shares in the open market and in private transactions when it believes the market price of its shares merits such action.

Distribution of Class II shares has required the Company to advance a one percent dealer commission which is expected to be recouped substantially during the subsequent twelve-month period primarily through a .75% and .50% asset based charge on equity and fixed income funds, respectively. The 1% dealer commission has been deferred and amortized on a straight-line basis over the eighteen-month contingent deferred sales charge period. The Company has funded these advances through operating cash flows and existing debt facilities. The Company anticipates increased sales of Class II shares which will result in increased advances of dealer commissions.

At June 30, 1996, the Company held liquid assets of $757.6 million, including $383.3 million in cash and cash equivalents as compared to $643.2 million, including $261.7 million in cash and cash equivalents at September 30, 1995, respectively.





                       FRANKLIN RESOURCES, INC.
                      PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


(a)            The following exhibits are filed as part of the report:

Exhibit 3(i)(a) Registrant's Certificate of Incorporation, as filed
             November 28, 1969, incorporated by reference to Exhibit
             (3)(i) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (the "1994 Annual Report")

Exhibit 3(i)(b) Registrant's Certificate of Amendment of Certificate
             of Incorporation, as filed March 1, 1985, incorporated by reference to Exhibit (3)(ii) to the 1994 Annual
             Report

Exhibit 3(i)(c) Registrant's Certificate of Amendment of Certificate
             of Incorporation, as filed April 1, 1987, incorporated by reference to Exhibit (3)(iii) to the 1994 Annual
             Report

Exhibit 3(i)(d) Registrant's Certificate of Amendment of Certificate
             of Incorporation, as filed February 2, 1994, incorporated by reference to Exhibit (3)(iv) to the 1994 Annual Report

Exhibit (3)(ii) Registrant's By-Laws are incorporated by reference to
             Exhibit 3(v) to Registrant's Form 10-Q for the Quarterly Period ended December 31, 1994.

Exhibit 10.1 Representative WRAP Account Supplement to Dealer's
             Agreement with Franklin/Templeton Distributors, Inc.

Exhibit 10.2 Representative Master Custody Agreement between Bank of
             New York and Franklin/Templeton funds.

Exhibit 10.3 Representative Management Agreement between Franklin
             Advisory Services, Inc. and certain Franklin funds.

Exhibit 10.4 Amendment to Representative Investment Management
             Agreement between Templeton Global Strategy SICAV and Franklin Advisers, Inc.

Exhibit 10.5 Representative Investment Management Agreement between
             Templeton Global Investment Trust and Templeton
             Investment Counsel, Inc.

Exhibit 11   Computations of per share earnings.

Exhibit 12.  Computations of ratios of earnings to fixed charges

Exhibit 27.  Financial Data Schedule

(b)          Reports on Form 8-K:

             (i)     Form 8-K dated April 26, 1996 reporting under
             Item 5 Other Events the filing of an earnings press release by the Company on April 25, 1996 and including said press release as an Exhibit under Item 7 Financial Statements and Exhibits.

             (ii) Form 8-K dated June 25, 1996 as amended by Form 8-K/A dated June 26, 1996 reporting under Item 5 Other Events the filing of an Agreement to Merge the Businesses of Heine Securities Corporation, Elmore Securities Corporation and Franklin Resources, Inc., and the accompanying press release issued June 25, 1996 by the Company and including said Agreement and press release as an Exhibit under Item 7 Financial Statements and Exhibits.


                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                   FRANKLIN RESOURCES, INC.
                   Registrant



Date: August 14, 1996     /S/ Martin L. Flanagan
                          ---------------------------
                          MARTIN L. FLANAGAN
                          Senior Vice President,
                          Treasurer and Chief
                          Financial Officer




                           INDEX TO EXHIBITS


Exhibit

Exhibit 3(i)(a) Registrant's Certificate of Incorporation, as filed
             November 28, 1969, incorporated by reference to Exhibit
             (3)(i) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (the "1994 Annual Report")

Exhibit 3(i)(b) Registrant's Certificate of Amendment of Certificate
             of Incorporation, as filed March 1, 1985, incorporated by reference to Exhibit (3)(ii) to the 1994 Annual
             Report

Exhibit 3(i)(c) Registrant's Certificate of Amendment of Certificate
             of Incorporation, as filed April 1, 1987, incorporated by reference to Exhibit (3)(iii) to the 1994 Annual
             Report

Exhibit 3(i)(d) Registrant's Certificate of Amendment of Certificate
             of Incorporation, as filed February 2, 1994, incorporated by reference to Exhibit (3)(iv) to the 1994 Annual Report

Exhibit (3)(ii) Registrant's By-Laws are incorporated by reference to
             Exhibit 3(v) to Registrant's Form 10-Q for the Quarterly Period ended December 31, 1994.

Exhibit 10.1 Representative WRAP Account Supplement to Dealer's
             Agreement with Franklin/Templeton Distributors, Inc.

Exhibit 10.2 Representative Master Custody Agreement between Bank of
             New York and Franklin/Templeton funds.

Exhibit 10.3 Representative Management Agreement between Franklin
             Advisory Services, Inc. and certain Franklin funds.

Exhibit 10.4 Amendment to Representative Investment Management
             Agreement between Templeton Global Strategy SICAV and Franklin Advisers, Inc.

Exhibit 10.5 Representative Investment Management Agreement between
             Templeton Global Investment Trust and Templeton
             Investment Counsel, Inc.

Exhibit 11   Computations of per share earnings.

Exhibit 12.  Computations of ratios of earnings to fixed charges

Exhibit 27.  Financial Data Schedule

(b)          Reports on Form 8-K:

             (i)     Form 8-K dated April 26, 1996 reporting under
             Item 5 Other Events the filing of an earnings press release by the Company on April 25, 1996 and including said press release as an Exhibit under Item 7 Financial Statements and Exhibits.

             (ii) Form 8-K dated June 25, 1996 as amended by Form 8-K/A dated June 26, 1996 reporting under Item 5 Other Events the filing of an Agreement to Merge the Businesses of Heine Securities Corporation, Elmore Securities Corporation and Franklin Resources, Inc., and the accompanying press release issued June 25, 1996 by the Company and including said Agreement and press release as an Exhibit under Item 7 Financial Statements and Exhibits.