Form 10-K
period 1996-09-30
FRANKLIN RESOURCES INC
filed 1996-12-27
CIK 38777

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
                                       [X]
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended SEPTEMBER 30, 1996
                                                  OR
                                                  [ ]
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to
                          Commission file number 1-9318

                            FRANKLIN RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                    13-2670991
               State or other jurisdiction of       (I.R.S. Employer
               incorporation or organization)       Identification No.)
777 MARINERS ISLAND BLVD., SAN MATEO, CA                   94404
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including Area Code (415 312-2000)
Securities registered pursuant to Section 12(b) of the Act:

     Title of each class     Name of each exchange on which registered

COMMON STOCK, PAR VALUE $.10 PER SHARE     NEW YORK STOCK EXCHANGE
COMMON STOCK, PAR VALUE $.10 PER SHARE     PACIFIC STOCK EXCHANGE
COMMON STOCK, PAR VALUE $.10 PER SHARE     LONDON STOCK EXCHANGE

           Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $.10 PER SHARE
                                (Title of class)


                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES X NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of $64.750 on December 13, 1996 on the New York Stock Exchange was $2,684,730,286. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that officers, directors, nominees, Registrant's Profit Sharing Plan and persons holding 5% or more of Registrant's Common Stock are affiliates. Number of shares of the registrant's common stock outstanding at December 13, 1996: 83,739,711.

DOCUMENTS INCORPORATED BY REFERENCE:
    Certain portions of the registrant's proxy statement for its Annual Meeting of Stockholders to be held January 23, 1997, which will be filed with the Commission before, on or subsequent to the date hereof, are incorporated by reference into Part III of this report.





PART I
ITEM 1. BUSINESS

(A)        GENERAL DEVELOPMENT OF BUSINESS

Franklin Resources, Inc. ("FRI") and its predecessors have been engaged in the financial services business since 1947. FRI was organized in Delaware in November 1969. The term "Company" as used herein, unless the context otherwise requires, refers to Franklin Resources, Inc. and its subsidiaries. The Company's principal executive and administrative offices are at 777 Mariners Island Boulevard, San Mateo, California 94404. As of September 30, 1996, the Company employed approximately 4,960 employees on a worldwide basis, consisting of officers, investment management, distribution, administrative, sales and clerical support staff. The Company also employs additional temporary help as necessary to meet unusual requirements. Management believes that its relations with its employees are excellent.

On October 30, 1992, the Company and certain of its direct and indirect subsidiaries consummated the Templeton acquisition (the "Templeton Acquisition") of substantially all of the assets and liabilities of Templeton, Galbraith & Hansberger Ltd., a corporation organized under the laws of the Cayman Islands and based in Nassau, Bahamas ("Old TGH"), which provided diversified investment management and related services on a worldwide basis directly and through subsidiaries to various domestic open-end and closed-end investment companies as well as to a variety of international investment portfolios and to domestic and international private and institutional accounts. Unless the context otherwise requires, references herein to "Templeton" are deemed to refer to the business operations acquired by the Company in connection with the Templeton Acquisition. Subsequent to the Templeton Acquisition, the Company has operated the Franklin and Templeton businesses on a unified basis.

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

In November 1996, after the close of the fiscal year, the Company and its wholly-owned subsidiary, Franklin Mutual Advisers, Inc. ("FMAI") acquired (the "Mutual Acquisition") certain assets and liabilities of Heine Securities Corporation ("Heine"). FMAI became the investment adviser to Heine's principal client, Mutual Series Fund Inc., an open-end investment company with five (5) series funds ("Mutual Series").

The base purchase price consisted of a $400 million cash payment, the delivery of 1.1 million shares (the "Shares") of the Company's Common Stock and the deposit into escrow of $150 million to be invested in shares of Mutual Series., which shares will be released over a five year period, with a minimum $100 million retention for the full five year period. In addition to the base purchase price, the transaction included a contingent payment ranging from $96.25 million to $192.5 million if certain agreed upon growth targets are met over the next five years.

For a two-year period following the closing of the Mutual Acquisition, Heine and its chief executive officer, Michael F. Price must limit their ownership of the Company's common stock to no more than 4.9% and have also agreed to certain limitations on the transferability of the Shares. In addition, the Shares must be voted in accordance with the recommendations of the Company's Board of Directors. The Company has also granted certain registration rights with respect to the Shares. Mr. Price and five senior executives of Heine entered into employment agreements assumed by FMAI upon the consummation of the transaction.

The purchase price paid at the closing, which took place effective as of November 1, 1996, was funded through a combination of the Company's available cash, securities and the sale of commercial paper.

The description of the Company's business does not include matters relating to the Mutual Acquisition which occurred after the close of the fiscal year.

FRI is principally a parent company primarily engaged, through various subsidiaries, in providing investment management, marketing, distribution, transfer agency and administrative services to the open-end investment companies of the Franklin Templeton Group of Funds and to domestic and international managed and institutional accounts. The Company also provides investment management and related services to a number of Franklin and Templeton closed-end investment companies whose shares are traded on various major domestic and some international stock exchanges. In addition, the Company provides investment management, marketing and distribution services to certain sponsored investment companies organized in the Grand Duchy of Luxembourg (hereinafter referred to as "SICAV Funds"), which are distributed in marketplaces outside of North America and to certain investment funds and portfolios in Canada (hereinafter referred to as "Canadian Funds") as well as to certain other international portfolios in the United Kingdom and elsewhere. The Franklin Group of Funds("R") consists of thirty-five (35) open-end investment companies (mutual funds) with multiple portfolios. The Templeton Family of Funds includes fourteen (14) open-end investment companies (mutual funds) with multiple portfolios.

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

As of September 30, 1996, (which excludes assets under management after the close of the fiscal year resulting from the Mutual Acquisition) total assets under management in the Franklin Templeton Group were $151.6 billion, the make-up of which was approximately as follows: for the open-end investment companies in the Franklin Group of Funds (excluding variable annuities), $73.5 billion; for the open-end investment companies in the Templeton Family of Funds (excluding variable annuities), $41.7 billion; for all the Other Assets (including variable annuities), $36.4 billion. This makes the Franklin Templeton Group one of the largest investment management complexes in the United States.

The mix of assets under management by a large financial services complex such as the Franklin Templeton Group can be segregated by type of assets, type of investment vehicle, type of investor or geographic location of assets held. International and domestic equity assets under management, whether held for growth potential, income potential or various combinations thereof by all types of investors, including institutional and separate accounts on a worldwide basis, were approximately $86.7 billion at September 30, 1996 and represent approximately 57% of total assets under management. Fixed-income assets (both long and short-term), including money market fund assets, held by all types of investors on a worldwide basis were approximately $64.9 billion and represented 43% of total assets under management at fiscal year end. Equity growth and equity income assets in funds primarily sold to non institutional investors were $66.4 billion and represented 44% of total assets under management at fiscal year end. A significant portion of these equity assets ($47.2 billion) held in funds sold primarily to non institutional investors were in global and international equity funds. Assets under management for institutional accounts, whether in institutional mutual funds, separate accounts or other types of investment products, were approximately $21.3 billion or 14% of total assets under management at fiscal year end and were primarily invested in global and international equities. Assets under management by U.S. based closed-end funds were $4.2 billion at September 30, 1996.

The Company, through certain subsidiaries, also provides advisory services, variable annuity products, and sponsors and manages public and private real estate programs. Other subsidiaries offer consumer banking services, insured deposits, dealer auto loans, and credit cards. The Company also provides custodial, trustee and fiduciary services to IRA and profit sharing or money purchase plans and to qualified retirement plans and private trusts. From time to time, the Company also participates in various investment management joint ventures. On a consolidated worldwide basis, the Company provides domestic and international individual and institutional investors with a broad range of investment products and services designed to meet varying investment objectives, which affords its clients the opportunity to allocate their investment resources among various alternative investment products as changing worldwide economic and market conditions warrant.

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

FRANKLIN ADVISERS, INC.

Franklin Advisers, Inc. ("Advisers") is a California corporation formed in 1985 and is based in San Mateo, California. Advisers is registered as an investment advisor with the Securities and Exchange Commission ( the "SEC") under the Investment Advisers Act of 1940 (the "Advisers Act") and is also registered as an investment advisor in the States of California and New Jersey. Advisers provides investment advisory, portfolio management and administrative services under management agreements with most of the Funds in the Franklin Group of Funds. Advisers manages approximately $81.3 billion, representing approximately 54% of the Company's total assets under management, and generates approximately 25% of total Company revenues.

FRANKLIN ADVISORY SERVICES, INC.

Franklin Advisory Services, Inc. ("FASI") is a Delaware corporation formed in 1996 and is based in Fort Lee, New Jersey. FASI is registered as an investment advisor with the SEC under the Advisers Act and is also registered as an investment advisor in the State of New Jersey. FASI provides investment advisory and portfolio management services under management agreements with certain funds in the Franklin Group of Funds.


TEMPLETON GLOBAL ADVISORS LIMITED.

Templeton Global Advisors Limited "TGAL" is a Bahamian corporation located in Nassau, Bahamas formed in connection with the Templeton Acquisition and is the successor company to Old TGH. TGAL is registered as an investment advisor with the SEC under the Advisers Act. TGAL provides investment advisory, portfolio management and administrative services under various agreements with certain of the Templeton funds and Other Assets. TGAL is the principal investment advisor to the Templeton funds and manages approximately $34.8 billion, representing approximately 23% of the Company's total assets under management.

FRANKLIN INVESTMENT ADVISORY SERVICES, INC.

Franklin Investment Advisory Services, Inc. ("FIASI") is a Delaware corporation formed in 1996 and is based in Norwalk, Connecticut. FIASI is registered as an investment advisor with the SEC under the Advisers Act.

FRANKLIN TEMPLETON SERVICES, INC.

Franklin Templeton Services, Inc. ("FTSI") is a Delaware corporation formed in 1996 and is based in San Mateo, California. FTSI provides business management services, including fund accounting, securities pricing, trading, compliance and other related administrative activities under various management agreements to certain of the Franklin and Templeton funds.

TEMPLETON INVESTMENT COUNSEL, INC.

Templeton Investment Counsel, Inc. ("TICI") is a Florida corporation formed in October, 1979, based in Ft. Lauderdale, Florida TICI is the principal investment advisor to managed and institutional accounts. In addition, it provides investment advisory portfolio management services to certain of the Templeton funds and subadvisory services to certain of the Franklin funds. TICI manages approximately $13.9 billion, representing 9% of the Company's total assets under management.


TEMPLETON ASSET MANAGEMENT LTD.

Templeton Asset Management Ltd. ("Templeton Singapore") is a corporation organized under the laws of and based in Singapore. It is registered as the foreign equivalent of an investment advisor in Singapore with the Monetary Authority of Singapore and is also registered with the SEC under the Advisers Act. A representative office of Templeton Singapore is registered as the foreign equivalent of an investment advisor in Hong Kong. Templeton Singapore provides investment advisory and related services to certain Templeton funds and portfolios. Templeton Singapore is principally an investment advisor to emerging market equity portfolios.

TEMPLETON/FRANKLIN INVESTMENT SERVICES (ASIA) LIMITED

Templeton/Franklin Investment Services (Asia) Limited is a corporation organized under the laws of, and is based in, Hong Kong. It was formed in late 1993 to distribute and service the Company's financial products in Asia.

TEMPLETON MANAGEMENT LIMITED

Templeton Management Limited is a Canadian corporation formed in October 1982, and is registered in Canada as the foreign equivalent of an investment advisor and a mutual fund dealer with the Ontario Securities Commission. It provides investment advisory, portfolio management, distribution and administrative services under various management agreements with the Canadian Funds and with private and institutional accounts.

FRANKLIN/TEMPLETON DISTRIBUTORS, INC.

Franklin/Templeton Distributors, Inc. ("Distributors") is a New York corporation formed in 1947. It is registered with the SEC as a broker-dealer and as an investment advisor and is a member of the National Association of Securities Dealers, Inc. (the "NASD"). As the underwriter of the shares of most of the Franklin and Templeton funds, it earns underwriting commissions on the distribution of shares of the Funds.

TEMPLETON/FRANKLIN INVESTMENT SERVICES, INC.

Templeton/Franklin Investment Services, Inc. ("TFIS") is a Delaware corporation formed in October 1987 and is registered with the SEC as a broker-dealer and an investment advisor. Its principal business activities include: (i) through its Templeton Portfolio Advisory division, serving as a sponsor of a comprehensive fee (wrap account) program, in which it provides investment advisory and broker-dealer services, as well as serving as investment adviser in other broker-dealer wrap account programs and directly as an adviser for separate accounts; and (ii) serving as a direct marketing broker-dealer for institutional investors in Franklin Templeton Funds.

FRANKLIN/TEMPLETON INVESTOR SERVICES, INC.

Franklin/Templeton Investor Services, Inc. ("FTIS") is a California corporation formed in 1981 which provides shareholder record keeping services and acts as transfer agent and dividend-paying agent for the Franklin and Templeton funds. FTIS is registered with the SEC as a transfer agent under the Securities Exchange Act of 1934 (the "Exchange Act"). FTIS is compensated under an agreement with each Franklin and Templeton open-end mutual fund on the basis of a fixed annual fee per account, which varies with the Fund and the type of services being provided.

OTHER TEMPLETON INVESTMENT ADVISORY, DISTRIBUTION, RESEARCH AND RELATED SUBSIDIARIES are organized and/or located in California, Florida, Australia, the Bahamas, France, Germany, India, Italy, Luxembourg, and the United Kingdom, and provide investment advisory and related services to other subsidiaries of the Company and to various domestic and foreign portfolios and private and institutional accounts. In addition, the Company, through various Templeton subsidiaries, has opened or is in the process of opening branch offices or in some instances forming subsidiaries in various other international locations, including Argentina, Cyprus, Hungary, Japan, Mauritius, Russia, South Africa, and Vietnam.

FRANKLIN TEMPLETON TRUST COMPANY

Franklin Templeton Trust Company ("FTTC"), a California corporation formed in October 1983, is a trust company licensed by the California Superintendent of Banks. FTTC serves primarily as custodian for Individual Retirement Accounts and profit sharing or money purchase plans whose assets are invested in the Franklin and Templeton funds, and as trustee or fiduciary of private trusts and retirement plans.

TEMPLETON FUNDS TRUST COMPANY

Templeton Funds Trust Company ("TFTC"), a Florida corporation formed in December, 1985, is a trust company licensed by the Florida Office of the Comptroller. TFTC provides sub-administration services through Franklin Templeton Trust Company to Individual Retirement Accounts and profit sharing or money purchase whose assets are invested in the Templeton Family of Funds, and serves as trustee of commingled trusts for qualified retirement plans.

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

TEMPLETON FUNDS ANNUITY COMPANY

Templeton Funds Annuity Company ("TFAC") is a Florida corporation formed in January 1984 which offers variable annuity products. TFAC is principally regulated by the Florida Department of Insurance and Treasurer.

TEMPLETON WORLDWIDE, INC.

Templeton Worldwide, Inc. is a Delaware corporation organized in July 1992 as the parent holding company for all of the Templeton companies .

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


Consumer Lending Services

FRANKLIN BANK (the "Bank"), a 98.2%-owned subsidiary of the Company, is a non-Federal Reserve member California State chartered bank. The Bank was formed in 1974 and was acquired by the Company in December 1985. The Bank, with total assets of $152.3 million as of September 30, 1996, provides consumer banking products and services such as credit cards, auto loans, deposit accounts and consumer loans. The Bank does not exercise its commercial lending powers in order to maintain its status as a "non-bank bank" pursuant to the provisions of the Competitive Equality Banking Act of 1987 ("CEBA") which permits the Company, a "non banking company" prior to CEBA, to remain exempt from the Bank Holding Company Act under the "grandfathering" provisions of CEBA. As a non-bank bank, it is subject to various regulatory limitations, including limits on the increase in its asset growth to 7% on an annual basis as well as a prohibition on engaging in any activity in which it was not engaged in March of 1987.

FRANKLIN CAPITAL CORPORATION

Franklin Capital Corporation ("FCC") is a Utah corporation formed in June 1993 to expand the Company's auto lending activities. FCC conducts its business primarily in the Western region of the United States and originates its loans through a network of auto dealerships representing a wide variety of makes and models. FCC offers several different loan programs to finance new and used vehicles. FCC also acquires credit card receivables from the Bank. As of September 30, 1996, FCC's total assets included $174.6 million of gross automobile contracts and $70.4 million of gross credit card receivables.

Real Estate Subsidiaries

The Company's real estate related line of business is conducted primarily through two (2) principal subsidiary corporations. Franklin Properties, Inc. ("FPI") is a real estate investment and management company organized in California in April 1988, which managed three (3) publicly traded real estate investment trusts, until May 7, 1996, at which time two of the real estate investment trusts were merged into the third real estate investment trust, and renamed Franklin Select Realty Trust, Inc. Franklin Select Realty Trust, Inc. continues to be managed by FPI under an advisory agreement and is publicly traded on the American Stock Exchange Property Resources, Inc. ("PRI"), a California corporation organized in April 1967 and acquired by the Company in December 1985, serves as general partner or advisor for certain other real estate investment programs.

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

During the fiscal year ended September 30, 1996, except for the Company's money market funds, and funds specifically designed for institutional investors, whose shares are sold without a sales charge at all purchase levels, shares of the open-end funds in the Franklin and Templeton funds were generally sold at their respective net asset value per share plus a sales charge, which varies depending upon the type of share, the individual fund and the amount purchased. In accordance with certain terms and conditions described in the prospectuses for such Funds, certain investors are eligible to purchase shares at net asset value or at reduced sales charges, and investors may generally exchange their shares of a fund at net asset value for shares of another fund in the Franklin Templeton Group when they believe such an investment decision is appropriate without the payment of additional sales charges.

As of September 30, 1996, the net asset holdings of the five largest funds in the Franklin Templeton Group (some of which are investment companies and some of which are series of other investment companies) were Franklin California Tax-Free Income Fund, Inc. ($13.6 billion), Franklin U.S. Government Securities Fund ($10.2 billion), Templeton Foreign Fund ($10.5 billion), Templeton Growth Fund ($9.0 billion) and the Franklin Federal Tax-Free Income Fund ($7.1 billion). At September 30, 1996, these five mutual funds represented, in the aggregate, 33% of all assets under management in the Franklin Templeton Group.


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

        (xx)  Templeton Funds for Institutional Investors

        (xxi) Representative Templeton International
              Portfolios




(i)  Franklin Funds Seeking Preservation of Capital and Income

Name of Fund          Inception   Principal
                      Date        Investments/Strategy

Franklin California   9/3/85      Seeks double tax-free income
Tax-Exempt Money Fund             (free from federal and state
                                  personal income taxes) by
                                  investing in short-term
                                  California municipal securities.

Franklin Federal      5/13/80     Seeks high current income by
Money Fund                        investing in short-term
                                  instruments backed by U.S.
                                  government securities.

Franklin Money Fund   5/1/76      Seeks capital preservation, liquidity and
                                  dividends by investing in short-term
                                  securities (money market instruments).

Franklin New York     9/3/85      Seeks triple tax-free income
Tax-Exempt Money Fund             (free from federal, N.Y. state
                                  and N.Y. city taxes) by
                                  investing in short-term New York
                                  municipal securities.

Franklin Tax-Exempt  2/18/82     Seeks income free from federal
Money Fund                        taxes by investing in short-term
                                  municipal securities.

Franklin Templeton    5/1/95      Seeks capital preservation,
Money Fund II                     liquidity and dividends, by
                                  investing in short-term securities. Open only to shareholders exchanging out of Class II shares in other Franklin Templeton Funds.

(ii) Franklin Funds Seeking Current Income

Name of Fund          Inception   Principal
                      Date        Investments/Strategy


Franklin Adjustable   12/26/91    Seeks high current income and
Rate Securities Fund              increased price stability by
                                  investing in Double A rated mortgage-backed securities: ARMS created by private issuers as well as Ginnie Mae, Fannie Mae and Freddie
                                  Mac.

Franklin Adjustable   10/20/87    Seeks income with lower
U.S. Government                   volatility of principal by
Securities Fund                   investing in government or
                                  government agency guaranteed
                                  adjustable rate mortgage-backed
                                  securities.

Franklin Corporate    1/14/87     Seeks high after-tax income for
Qualified Dividend                corporations by investing in
Fund                              preferred securities and by
                                  maximizing the amount of
                                  dividend income it receives that
                                  qualifies for the
                                  dividends-received deduction.

Franklin Global       3/15/88     Seeks high current income by
Government Income                 investing primarily in
Fund                              fixed-income securities issued
                                  by both domestic and foreign
                                  governments.

Franklin Investment   1/14/87     Seeks high current income by
Grade Income Fund                 investing in debt securities,
                                  most  of  which  will  be  intermediate   term
                                  investment grade issues and dividend paying common and preferred stocks.

Franklin              4/15/87     Seeks income and relative
Short-Intermediate                stability of principal by
U.S. Government                   investing in less volatile,
Securities Fund                   shorter term securities of U.S.
                                  government securities carrying
                                  the full faith and credit
                                  guarantee of the U.S. government.

Franklin Tax-         5/4/87      Seeks high current income by
Advantaged U.S.                   investing in a portfolio limited
Government                        to securities that are
Securities Fund                   obligations of the U.S.
                                  government, exempt from
                                  non-resident alien taxation
                                  (Ginnie Mae securities).
                                  Designed for non-U.S. investors.

Franklin              5/4/87      Seeks high current income by
Tax-Advantaged High               investing in high yield
Yield Securities Fund             corporate bonds, exempt from
                                  non-resident alien taxation.
                                  Designed for non-U.S. investors.

Franklin              6/9/90      Seeks high current income by
Tax-Advantaged                    investing in qualifying debt
International Bond                securities and foreign currency
Fund                              denominated debt securities of
                                  non-U.S. issuers, not subject to
                                  U.S. federal income tax or U.S.
                                  tax withholding requirements.
                                  Designed for non-U.S. investors.

Franklin Templeton    12/31/92    Seeks total return by investing
German Government                 in a managed portfolio of German
Bond Fund                         government bonds.

Franklin's AGE High   12/31/69    Seeks high current income by
Income Fund                       investing in high yielding lower
                                  rated corporate bonds.

U.S. Government       5/31/70     Seeks high current income by
Securities Series (a              investing in a portfolio limited
series of Franklin                to securities that are
Custodian Funds,                  obligations of the U.S.
Inc.)                             government or its
                                  instrumentalities (Ginnie Mae
                                  securities).


(iii) Franklin Funds Seeking Tax-Free Income

Federal Tax-Free
Funds

Name of Fund          Inception   Principal
                      Date        Investments/Strategy

Franklin Federal      9/21/92     Seeks high current income by
Intermediate-Term                 investing in nationally
Tax-Free Income Fund              diversified municipal bonds with
                                  an average maturity of three to
                                  ten years.

Franklin Federal      10/7/83     Seeks federal tax-free income by
Tax-Free Income Fund              investing in nationally
                                  diversified, investment quality municipal bonds.

Franklin High Yield   3/18/86     Seeks federal tax-free income by
Tax-Free Income Fund              investing in nationally
                                  diversified, high yield, medium
                                  and lower rated municipal bonds.

Franklin Insured      4/1/85      Seeks federal tax-free income by
Tax-Free Income Fund              investing in nationally
                                  diversified, insured municipal
                                  bonds.

Franklin Puerto Rico  8/3/85      Seeks to provide a maximum level
Tax-Free Income Fund              of income exempt from federal
                                  income tax and the personal
                                  income taxes of the majority of
                                  the states by investing in
                                  municipal securities. For U.S.
                                  citizens and residents.

State Tax-Free Funds

The Company manages insured state tax-free funds established from 1985 to 1996 in the states of Arizona, California, Florida, Massachusetts, Michigan, Minnesota, New York and Ohio whose principal investments and strategy are the purchase of insured municipal bonds exempt from federal and specified state personal income taxes providing an investment vehicle for double tax-free income from long-term municipal securities. In addition, the Company manages 26 non-insured state tax-free income funds established from 1977 to 1996 providing double tax-free income from long-term municipal securities to residents of 21 states.


(iv)  Franklin Funds Seeking Growth and Income

Name of Fund          Inception   Principal
                      Date        Investments/Strategy


Franklin Asset        12/5/51     Seeks total return by investing
Allocation Fund                   in common stocks, investment
                                  grade corporate and U.S.
                                  government bonds, short-term
                                  money market instruments,
                                  securities of foreign issuers
                                  and real estate securities.
Franklin Balance      4/2/90      Seeks high total return by
Sheet Investment Fund             investing in common and
                                  preferred stocks, secured or unsecured bonds, and commercial paper or notes, which have per-share current market values believed to be below their net asset or book values.

Franklin Convertible  4/15/87     Seeks to maximize total return
Securities Fund                   by investing in convertible
                                  bonds and convertible preferred
                                  stock.

Franklin Equity       3/15/88     Seeks capital appreciation and
Income Fund                       high current dividend income by
                                  investing in high yielding
                                  common stocks for greater price
                                  stability.

Franklin Global       7/2/92      Seeks total return by investing
Utilities Fund                    in equity and debt securities
                                  issued by foreign and domestic
                                  utilities companies.

Franklin MicroCap     12/12/95    Seeks high total return by
Value Fund                        investing primarily in
                                  securities of companies with market
                                  capitalization under $100 million at the time of purchase and which are believed to be undervalued in the marketplace.

Franklin Natural      6/5/95      Seeks high total return by
Resources Fund                    investing primarily in stocks of
                                  companies that own, produce,
                                  refine, process and market
                                  natural resources.

Franklin Rising       4/2/90      Seeks capital appreciation by
Dividends Fund                    investing in stocks with
                                  consistent, substantial dividend
                                  increases for capital growth.

Franklin Strategic    5/24/94     Seeks high current income and
Income Fund                       capital appreciation, by
                                  investing in domestic and
                                  foreign fixed-income securities.

Franklin Value Fund  3/11/96      Seeks total return by
                                  investing in equity and debt securities of undervalued companies worldwide.

Income Series (a      3/31/48     Seeks to maximize income by
series of Franklin                investing in a diversified
Custodian Funds,                  portfolio of high yielding lower
Inc.)                             rated corporate bonds, preferred
                                  stocks and dividend paying
                                  common stocks.

Utilities Series (a   9/30/48     Seeks capital appreciation and
series of Franklin                current income by investing in
Custodian Funds,                  utility companies located in
Inc.)                             high growth areas.

(v)  Franklin Funds Seeking Capital Growth

Name of Fund          Inception   Principal
                      Date        Investments/Strategy


DynaTech Series (a    1/1/68      Seeks capital appreciation by
series of Franklin                investing in the volatile stocks
Custodian Funds,                  of companies engaged in dramatic
Inc.)                             break-through areas such as
                                  medicine, telecommunications and
                                  electronics or who have
                                  proprietary advantages in their
                                  field.

Franklin Blue Chip    5/28/96     Seeks capital appreciation by
Fund                              investing in securities of
                                  well-established,large capitalization
                                  companies ("blue chip companies") with a long record of revenue growth and profitability.

Franklin California   10/30/91    Seeks capital appreciation by
Growth Fund                       investing primarily in growth
                                  stocks or securities of
                                  companies headquartered in or
                                  conducting a majority of
                                  operations in California.

Franklin Equity Fund  1/1/33      Seeks capital appreciation
                                  and current income by investing primarily in common stocks of seasoned companies with low prices in relation to earnings growth.

Franklin Global       2/14/92     Seeks capital appreciation by
Health Care Fund                  investing primarily in equity
                                  securities of health care companies worldwide with potential for above average growth.

Franklin Gold Fund   5/19/69      Seeks capital appreciation
                                  and current income by investing in securities of companies engaged in mining, processing or dealing in gold or other precious metals.

Franklin MidCap       6/1/96      Seeks long-term capital growth
Growth Fund                       by investing in equity
                                  securities of medium
                                  capitalization companies
                                  believed to be positioned for
                                  rapid growth.

Franklin Real Estate  1/3/94      Seeks to maximize total return
Securities Fund                   by investing primarily in the
                                  equity securities of companies
                                  operating in the real estate
                                  industry.

Franklin Small Cap    2/14/92     Seeks long-term capital growth
Growth Fund                       by investing primarily in equity
                                  securities of small
                                  capitalization growth companies.

Growth Series (a      3/31/48     Seeks capital appreciation by
series of the                     investing in well-known
Franklin Custodian                companies with demonstrated
Funds, Inc.)                      growth characteristics.

(vi) Franklin Funds for Tax-Deferred Investments

Franklin Valuemark Funds is an open-end management investment company currently consisting of twenty-three (23) separate series or portfolios which offer a wide range of investment objectives, strategies, and risks. Shares are currently sold only to separate accounts of the Allianz Life Insurance Company of North America and its affiliates to fund the benefits under variable life insurance policies and variable annuity contracts. Products presently offered include two flexible premium deferred variable annuities ("Valuemark II" in New York and "Valuemark III" in all other states), an immediate variable annuity ("Valuemark Income Plus"), single premium variable life insurance ("Franklin Valuemark Life"), and flexible premium variable life insurance ("ValueLife"). The portfolios are managed by Advisers, Franklin Advisory Services, Inc., Franklin Mutual Advisers, Inc., TICI, TGAL, and Templeton Singapore. The investment objectives and policies of most of the portfolios are similar to those of corresponding Franklin and Templeton funds, although differences in portfolio size, investments held, and insurance and expense related differences will cause the performance of the Valuemark portfolio to differ.



(vii)  Franklin Closed-End Funds

Name of Fund          Inception   Principal
                      Date        Investments/Strategy


Franklin              10/24/89    Seeks high current income by
Multi-Income Trust                investing primarily in high
(listed on the NYSE)              yielding, fixed-income corporate
                                  securities as well as
                                  dividend-paying stocks of
                                  companies engaged in the public
                                  utilities industry.

Franklin Universal    9/23/88     Seeks high current income by
Trust (listed on the              investing in fixed-income debt
NYSE)                             securities and dividend paying
                                  stocks and securities of
                                  precious metals and natural
                                  resources companies.

Principal  Maturity  1/19/89      Seeks to return  investors' original
Trust (listed on the              capital  of $10 per share on or before May 31,
New York Stock Exchange           2001, while providing high monthly
("NYSE")                          income by investing in mortgage-backed
                                  securities, zero coupon securities and high income producing debt securities.


(viii)   Franklin Funds for Institutional Investors

Name of Fund          Inception   Principal
                      Date        Investments/Strategy


Adjustable Rate       11/5/91     Seeks high current income by
Securities Portfolio              investing
(sold only to other               in mortgage-backed securities
investment companies)             (ARMS).

Franklin Cash         7/1/94      Seeks high current income by
Reserves Fund                     investing
                                  in domestic and foreign
                                  short-term securities.

Franklin              1/2/92      Seeks high current income by
Institutional                     investing
Adjustable Rate                   in a portfolio of
Securities Fund                   mortgage-backed securities,
                                  pooled adjustable rate mortgage
                                  securities.

Franklin              11/1/91     Seeks high current income and
Institutional                     increased price stability by
Adjustable U.S.                   investing
Government                        in a portfolio of adjustable
Securities Fund                   U.S. government or guaranteed
                                  agency mortgage-backed securities, (ARMS created by Ginnie Mae, Fannie Mae and Freddie
                                  Mac).

Franklin Strategic    2/1/93      Seeks a high level of total
Mortgage Portfolio                return by investing primarily in
                                  mortgage-backed securities, pooled mortgages issued or guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac.

Franklin U. S.        2/8/94      Seeks high current income
Government Agency                 consistent with capital
Money Market Fund                 preservation and liquidity by
                                  investing in short-term
                                  instruments backed by U.S.
                                  government securities.

Franklin U.S.         1/19/88     Seeks high current income
Government                        consistent with capital
Securities Money                  preservation and liquidity by
Market Portfolio                  investing in short-term
                                  instruments backed by U.S.
                                  government securities.


Franklin U.S.         8/20/91     Seeks high current income
Treasury Money                    consistent with capital
Market Portfolio                  preservation and liquidity by
                                  investing in short-term U.S.
                                  Treasury obligations.

Money Market          7/17/85     Seeks high current income
Portfolio                         consistent with capital
                                  preservation and liquidity by
                                  investing all of its assets in
                                  money market instruments.

The Money Market      7/28/92     Seeks high current income
Portfolio (sold only              consistent with capital
to other investment               preservation and liquidity by
companies)                        investing all of its assets in
                                  money market instruments.

The U.S.Government   7/28/92     Seeks  high  current  income
Securities Money                 consistent  with capital
Market  Portfolio                preservation  and liquidity by (sold
                                 only to other investing in short-term
                                 investment companies) instruments backed by U.S. government securities.

U.S. Government       5/20/91    Seeks high current income and
Adjustable Rate                  increased price stability by
Mortgage Portfolio               investing
(sold only to other              in mortgage-backed securities,
investment companies)            (ARMS created by Ginnie Mae,
                                 Fannie Mae and Freddie Mac).


(ix)  Franklin Templeton International Currency Funds

Name of Fund          Inception   Principal
                      Date        Investments/Strategy

Franklin Templeton     6/30/86    Seeks to maximize total return,
Global Currency Fund              by investing in interest-earning
                                  money market instruments denominated in three or more of 16 major world currencies.

Franklin Templeton     11/17/89   Seeks to protect against U.S.
Hard Currency Fund                dollar depreciation by investing
                                  in  high-quality   money  market   instruments
                                  denominated in three or more of the five major currencies of lowest inflation countries and the Swiss Franc.

Franklin Templeton     11/17/89   Seeks current income higher than
High Income Currency              that of U.S. dollar money market
Fund                              instruments by investing in
                                  interest-bearing money market
                                  instruments denominated in Major
                                  and Non-Major Currencies.


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


(xi)  Templeton Funds Seeking Capital Growth from Global Portfolios

Name of Fund          Inception   Principal
                      Date        Investments/Strategy


Franklin Templeton    7/28/94     Seeks long-term capital growth
Japan Fund                        by investing primarily in the
                                  equity securities of companies
                                  domiciled in Japan and traded in
                                  Japanese securities markets.

Templeton Developing  10/17/91    Seeks long-term capital
Markets Trust                     appreciation by investing
                                  primarily in equity securities
                                  of issuers in countries with
                                  developing markets.

Templeton Foreign     10/5/82     Seeks long-term capital growth
Fund                              by investing in stocks and debt
                                  obligations of companies and
                                  governments outside the U.S.

Templeton Foreign     9/20/91     Seeks long-term capital growth
Smaller Companies                 by investing in a diverse
Fund                              portfolio of equity securities
                                  that trade on markets in
                                  countries other than the U.S.

Templeton Global      3/14/94     Seeks long-term capital growth
Infrastructure Fund               by investing in securities of
                                  domestic  and  foreign   companies   that  are
                                  principally engaged in or related to the development, operation or rehabilitation of the physical and social infrastructures of various nations throughout the world.

Templeton Global      2/28/90     Seeks long-term capital growth
Opportunities Trust               by investing in securities
                                  issued by companies and
                                  governments of any nation.

Templeton Greater     5/8/95      Seeks long-term capital
European Fund                     appreciation by investing
                                  primarily in equity securities
                                  of companies Western, Central
                                  and Eastern Europe and in
                                  Russia.

Templeton Growth Fund 11/29/54    Seeks  long-term  capital
                                  growth by investing in stocks and bonds issued by companies and governments of any nation.

Templeton Latin       5/8/95      Seeks long-term capital
America Fund                      appreciation by investing
                                  primarily in equity securities
                                  and debt obligations of issuers
                                  in Latin American countries.

Templeton Pacific     9/20/91     Seeks long-term capital growth
Growth Fund                       by investing primarily in equity
                                  securities that trade on markets
                                  in the Pacific Rim.

Templeton Global      9/18/89     Seeks long-term capital growth
Real Estate Fund                  by investing in securities of
                                  domestic and foreign companies
                                  engaged in or related to the
                                  real estate industry..

Templeton Global      6/1/81      Seeks long-term capital growth
Smaller Companies                 by investing in common and
Fund, Inc.                        preferred stocks, rights and
                                  warrants of companies of various
                                  nations throughout the world.

Templeton World Fund 1/17/78      Seeks long-term capital growth  by investing
                                  in stocks and debt obligations of foreign and domestic companies.


(xii)  Templeton Funds Seeking Capital Growth From Domestic
      Portfolios

Name of Fund          Inception   Principal
                      Date        Investments/Strategy


Templeton American    3/27/91     Seeks long-term total return by
Trust                             investing no less than 65% of
                                  assets in stocks and debt
                                  obligations of U.S. companies
                                  and the U.S. government.


(xiii)  Templeton Funds Seeking High Current Income from Global
       Portfolios

Name of Fund          Inception   Principal
                      Date        Investments/Strategy


Templeton Americas    6/27/94     Seeks high current income, with
Government                        total return as a secondary
Securities Fund                   objective, by investing
                                  primarily in debt securities issued  or
                                  guaranteed  by governments, government
                                  agencies, political subdivisions, and other government entities of countries located in North, South and Central America and the surrounding waters.

Templeton Income Fund 9/24/86     Seeks current income by
                                  investing primarily in debt
                                  securities, preferred stock,
                                  common stocks which pay
                                  dividends and income producing
                                  securities convertible into
                                  common stock of companies,
                                  governments and government
                                  agencies of various nations
                                  throughout the world.


(xiv)  Templeton Funds Seeking High Total Return from Global
Portfolios

Name of Fund          Inception   Principal
                      Date        Investments/Strategy


Templeton  Growth and 3/14/94     Seeks high total return by
Income Fund                       investing primarily in equity
(formerly Templeton               and debt securities of domestic
Global Rising                     and foreign companies.
Dividends Fund)


(xv)  Templeton Funds for Tax-Deferred Investments

Name of Fund          Inception   Principal
                      Date        Investments/Strategy

Templeton Asset       8/31/88     Seeks a high level of total
Allocation Fund                   return by investing in stocks of
                                  companies in any nation, debt obligations of companies and governments of any nation, and in money market instruments.

Templeton Bond Fund   8/31/88     Seeks high current income by
                                  investing primarily in debt
                                  securities of companies,
                                  governments and government
                                  agencies of various nations
                                  throughout the world, and in
                                  debt securities which are
                                  convertible into common stock of
                                  such companies.

Templeton             5/1/92      Seeks long-term capital growth
International Fund                by investing in stocks and debt
                                  obligations of companies and
                                  governments outside the United
                                  States.

Templeton Money       8/31/88     Seeks current income, stability
Market Fund                       of principal and liquidity by
                                  investing in money market instruments with maturities not exceeding 397 days, consisting primarily of short-term U.S. Government securities, certificates of deposit, time deposits, bankers' acceptances, commercial paper and repurchase agreements.

Templeton Stock Fund  8/31/88     Seeks  capital  growth by
                                  investing primarily in common stocks issued by companies, large and small, in various nations throughout the world.

Templeton Variable    2/16/88     Seeks long-term capital growth
Annuity Fund                      by investing primarily in stocks
                                  and debt obligations of
                                  companies and governments of any
                                  nation, including the United
                                  States.


(xvi)  Templeton Contractual Plans

Name of Fund          Inception   Principal
                      Date        Investments/Strategy


Templeton Capital     3/1/91      Seeks long-term capital growth
Accumulator Fund,                 by investing in stocks and debt
Inc.                              obligations of companies and
                                  governments of any nation.


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

Templeton Far East    6/30/91     Seeks long-term capital growth
Fund                              by investing mainly in shares of
                                  companies of all sizes which are based in or which derive significant profits from the Far
                                  East.

Templeton Global      2/28/91     Seeks long-term capital growth
Growth Fund                       by investing primarily in the
                                  shares of companies of any size
                                  found in any nation.

Templeton Pan         2/28/91     Seeks long-term capital growth
American Fund                     by investing primarily in shares
                                  of companies of all sizes based
                                  in the North or South American
                                  continents.

Templeton Smaller     7/8/91      Seeks long-term capital growth
Companies Fund                    by investing primarily in shares
                                  of companies with a market capitalization of less than $1 billion found in any nation.


Fixed Income Funds (denominated in U.S. Dollars unless otherwise noted)

Name of Fund          Inception   Principal
                      Date        Investments/Strategy


Templeton             2/28/91     Seeks to maximize total
Deutschemark Global               investment return by investing
Bond Fund                         in a wide variety of
                                  fixed-interest securities, including those issued by supranational bodies such as The
                                  World Bank (denominated in Deutschemarks).

Templeton Emerging    7/5/91      Seeks to maximize total
Markets Fixed Income              investment return by investing
Fund                              primarily in dollar and
                                  non-dollar denominated debt
                                  obligations of emerging markets.

Templeton Global      2/28/91     Seeks to maximize current income
Income Fund                       by investing primarily in
                                  fixed-interest securities of
                                  governments and companies
                                  worldwide.

Templeton Haven Fund   7/8/91     Seeks to maintain a stable
                                  share price by investing in short-term high quality transferable debt securities (denominated in Swiss francs).

Templeton US          2/28/91     Seeks security of capital and
Government Fund                   income by investing in bonds
                                  issued by the U.S. government
                                  and its agencies.


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


(xviii)  Templeton Canadian Funds

Non-Institutional
Funds

Name of Fund          Inception   Principal
                      Date        Investments/Strategy

Templeton Balanced    04/07/83    Seeks long-term capital
Fund                              appreciation by investing
                                  primarily in a combination of Canadian  common
                                  and preferred  shares,  bonds, and debentures;
                                  managed    to    comply    with    eligibility
                                  requirements   under  Canadian  law  regarding
                                  retirement and other tax deferred plans.

Templeton Canadian    9/14/94     Seeks high level of total return
Asset Allocation Fund             by investing primarily in
                                  Canadian   shares,    debt   obligations   and
                                  short-term instruments; managed to comply with eligibility requirements under Canadian law regarding retirement and other tax-deferred plans.

Templeton Canadian    01/02/90    Seeks high current income and
Bond Fund                         capital appreciation by
                                  investing primarily in publicly traded debt securities issued or guaranteed by Canadian governments or their agencies, or issued by Canadian municipalities or corporations.

Templeton Canadian    01/03/89    Seeks capital appreciation by
Stock Fund                        investing in a diversified
                                  portfolio   of  Canadian   equity   securities
                                  primarily managed to comply with eligibility requirements of the Canadian law regarding retirement and other tax deferred plans.

Templeton Emerging    09/20/91    Seeks long-term capital
Markets Fund                      appreciation by investing
                                  primarily in emerging country
                                  equity securities.

Templeton Global      9/14/94     Seeks high level of total return
Balanced Fund                     by investing in shares, debt
                                  obligations and short-term
                                  instruments of companies and
                                  governments of any nation,
                                  including Canada and the United
                                  States.

Templeton Global      06/07/88    Seeks high current income by
Bond Fund                         investing primarily in a
                                  portfolio of fixed income
                                  securities of issuers throughout
                                  the world.

Templeton Global      01/03/89    Seeks capital appreciation by
Smaller Companies                 investing primarily in equity
Fund                              securities of emerging growth
                                  companies throughout the world.

Templeton Growth      09/01/54    Seeks long-term capital growth
Fund, Ltd.                        by investing in stock and debt
                                  obligations of companies and
                                  governments of any nation.

Templeton             9/14/94     Seeks high level of total return
International                     by investing in shares, debt
Balanced Fund                     obligations and short-term
                                  instruments of companies and
                                  governments of any nation other
                                  than Canada and the United
                                  States.

Templeton             01/03/89    Seeks long-term total return by
International Stock               investing in shares and debt
Fund                              obligations of companies and
                                  governments outside of Canada
                                  and the United States.

Templeton Treasury    02/29/88    Seeks a high level of current
Bill Fund                         income consistent with
                                  preservation   of  capital  and  liquidity  by
                                  investing in Canadian government or agency debt obligations and high quality short-term money market instruments.


Funds for
Institutional
Investors

Name of Fund          Inception   Principal
                      Date        Investments/Strategy

Templeton Global      07/06/90    Seeks long-term capital
Equity Trust                      appreciation by investing in
(non-taxable)                     stocks and bonds issued by
                                  companies and governments of any
                                  nation.

Templeton             07/06/90    Seeks long-term capital
International Equity              appreciation by investing in
Trust(non-taxable)                stocks and bonds issued by
                                  companies and governments
                                  outside of Canada and the United
                                  States.

Templeton             07/06/90    Seeks long-term total return by
International Stock               investing in stocks and bonds
Trust (taxable)                   issued by companies and
                                  governments outside of Canada
                                  and the United States.

Closed-End Funds

Name of Fund          Inception   Principal
                      Date        Investments/Strategy

Templeton Emerging    6/21/94     Seeks long-term capital
Markets Appreciation              appreciation, by investing in
Fund (listed on                   equity securities and debt
Toronto Stock                     obligations of issuers in
Exchange and                      emerging market countries.
Montreal Stock
Exchange)


(xix)  Templeton Closed-End Funds

Name of Fund          Inception   Principal
                      Date        Investments/Strategy


Templeton China       9/9/93      Seeks long-term capital
World Fund, Inc.                  appreciation, by investing
(listed on the NYSE)              primarily in equity securities
                                  of  companies  organized  under the laws of or
                                  with  a  principal   office  in  the  People's
                                  Republic of China ("PRC"), Hong Kong or Taiwan
                                  collectively  "Greater  China",  for which the
                                  principal  trading market is in Greater China,
                                  and  which   derive  at  least  50%  of  their
                                  revenues   from  goods  or  services  sold  or
                                  produced in, or have at least 50% of their assets in, the PRC.

Templeton Dragon      9/21/94     Seeks      long-term      capital
Fund, Inc. (Listed                appreciation   by   investing  at
on NYSE and Osaka                 least 45% of its total  assets in
Securities Exchange)              the    equity    securities    of
                                  companies (i) organized  under the laws of, or
                                  with  a  principal  office  in,  the  People's
                                  Republic  of  China  or  Hong  Kong,   or  the
                                  principal business activities of which are conducted in China or Hong Kong or for which the principal equity securities trading market is in China or Hong Kong, and (ii) that derive at least 50% of their revenues from goods or services sold or produced, or have at least
                                  50% of their assets in China or Hong Kong.

Templeton Emerging    4/29/94     Seeks  capital   appreciation  by
Markets Appreciation              investing  substantially  all  of
Fund, Inc. (Listed                its  assets  in  a  portfolio  of
on NYSE)                          equity    securities   and   debt
                                  obligations    of    issuers   in
                                  emerging market countries.

Templeton Emerging    2/26/87     Seeks long-term capital
Markets Fund, Inc.                appreciation by investing
(listed on the NYSE               primarily in emerging markets
and Pacific Stock                 equity securities.
Exchange "PSE")

Templeton Emerging    9/23/93     Seeks high current income, with
Markets Income Fund,              a secondary investment objective
Inc. (listed on the               of capital appreciation, by
NYSE)                             investing primarily in a
                                  portfolio of high yielding debt obligations of sovereign or sovereign-related entities and private sector companies in emerging market countries.

Templeton Global      11/22/88    Seeks high current income
Governments Income                consistent with the preservation
Trust (listed on the              of capital achieved by investing
NYSE)                             at least 65% of its total assets
                                  in debt securities issued or guaranteed by governments, government agencies supranational entities, political subdivisions and other government entities of various nations throughout the world.

Templeton Global      3/17/88     Seeks high current income, with
Income Fund, Inc.                 a secondary investment objective
(listed on the NYSE               of capital appreciation, by
and PSE)                          investing primarily in a
                                  portfolio of fixed-income
                                  securities (including debt
                                  securities and preferred stock)
                                  of U.S. and foreign issuers.

Templeton Global      5/23/90     Seeks high level of total return
Utilities, Inc.                   (income plus capital
(listed on the AMEX               appreciation),without undue
and the Midwest                   risk, by investing at least 65%
Stock Exchange)                   of its total assets in equity
                                  and debt securities issued by
                                  domestic and foreign companies
                                  in the utility industries.

Templeton Russia      6/15/95     Seeks long-term capital
Fund, Inc. (Listed                appreciation by investing
on NYSE)                          primarily in equity securities
                                  of Russian Companies.

Templeton Vietnam     9/15/94     Seeks long-term capital
Opportunities Fund,               appreciation by investing in the
Inc.  (Listed on                  equity securities of Vietnam
NYSE)                             Companies.


(xx)  Templeton Funds for Institutional Investors

Name of Fund          Inception   Principal
                      Date        Investments/Strategy


Templeton Emerging    5/3/93      Seeks long-term capital growth
Markets Series                    by investing in securities of
                                  issuers of countries having
                                  emerging markets.

Templeton Foreign     10/18/90    Seeks long-term capital growth
Equity Series                     by investing in stocks and debt
                                  obligations of companies and
                                  governments outside the United
                                  States.

Templeton Foreign     5/3/93      Seeks long-term capital growth
Equity (South Africa              by investing in stocks and debt
Free) Series                      obligations of companies and
                                  governments outside both the
                                  U.S. and South Africa.

Templeton Growth      5/3/93      Seeks long-term capital growth
Series                            by investing in stocks and debt
                                  obligations of companies and
                                  governments of any nation.


(xxi)  Representative Templeton International Portfolios

Name of Fund          Inception   Principal
                      Date        Investments/Strategy

Asian Development     01/22/88    Seeks to maximize overall
Equity Fund                       long-term return by investing,
                                  directly or indirectly, primarily in shares, convertible bonds, warrants, and other equity related securities of entities in the Asian developing countries.

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

Templeton Emerging    06/19/89    Seeks long term capital
Markets Investment                appreciation by investing in
Trust Plc.                        companies operating or trading
                                  in emerging market countries.
                                  (Closed End)

Templeton Global      08/29/88    Seeks to provide income by
Balanced Trust                    investing in an internationally
                                  diversified portfolio of
                                  equities, fixed interest, and
                                  convertible stocks.  (Unit Trust)

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

Templeton/National     04/06/93   Growth  Portfolio - Seeks long
Bank of Greece                    term capital growth by investing
Trans-European Fund               in stock and debt securities of
                                  companies and governments primarily located in the European Economic Community.

                                  Income Portfolio - Seeks high current income and relative stability of principal by investing in debt securities of companies and governments located primarily in the European Economic Community.


Recent Fund Introductions

The funds referenced above include three (3) new funds introduced by the Franklin Templeton Group during the fiscal year ended September 30, 1996:
Franklin Blue Chip Fund, Franklin MidCap Growth Fund and Franklin Value Fund.

(B)        FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Information on the Company's operations in various geographic areas of the world and a breakout of business segment information is contained in Footnote 5 to the Consolidated Financial Statements contained in Item 8. herein.

(C)        NARRATIVE DESCRIPTION OF BUSINESS

                INVESTMENT MANAGEMENT AND ADMINISTRATIVE SERVICES

The Company, through its various subsidiaries described above, provides investment advisory, portfolio management, transfer agency, business management agent and administrative services to the Franklin Templeton Group. Such services are provided pursuant to agreements in effect with each of the U.S. registered Franklin and Templeton open and closed-end investment companies. Comparable agreements are in effect with foreign registered Funds and with other managed accounts. The management agreements for the U.S. registered Franklin and Templeton funds continue in effect for successive annual periods, providing such continuance is specifically approved at least annually by a majority vote cast in person at a meeting of such Funds' Boards of Trustees or Directors called for that purpose, or by a vote of the holders of a majority of the Funds' outstanding voting securities, and in either event, by a majority of such Funds' trustees or directors who are not parties to such agreement or interested persons of the Funds or the Company within the meaning of the Investment Company Act of 1940 (the "40 Act"). Trustees and directors of Funds' boards are hereinafter referred to as "directors". Foreign registered Funds have various termination rights and provisions.

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

As of September 30, 1996, substantially all of the shares of the various directly and indirectly owned subsidiary companies were owned directly by the Company or subsidiaries thereof, except for nominal numbers of shares with respect to certain foreign entities required to be owned by nationals of such countries in accordance with foreign law and certain other limited minority ownership of and Franklin Bank. As of December 13, 1996, Charles B. Johnson, Rupert H. Johnson, Jr. and R. Martin Wiskemann beneficially owned approximately 19.2%, 15.3% and 9.4%, respectively, of the outstanding voting common stock of the Company. Charles B. Johnson and his brother Rupert H. Johnson, Jr. serve on the Board of Directors of the Company as well as on most of the Franklin funds' boards and some of the Templeton funds' boards. Charles E. Johnson, the son of Charles B. Johnson and the nephew of Rupert H. Johnson, Jr. serves on the Board of Directors of the Company and on some of the Franklin and Templeton funds' boards.

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

Additional shareholder administrative services are provided by FTIS, which receives administrative fees from the Funds for providing shareholder record keeping services and for acting as transfer and dividend-paying agent for the Funds. As of September 30, 1996, such compensation was based upon an annual fee per shareholder account, ranging between $10.00 and $23.50, a pro-rated portion of which was paid monthly.

DISTRIBUTION AND MARKETING

Distributors acts as the principal underwriter and distributor of shares of the Franklin and Templeton open-end funds. Pursuant to underwriting agreements with the Funds, Distributors generally pays the expenses of distribution of Fund shares. Although the Company does significant advertising and sales promotions through media sources, Fund shares are sold primarily through a large network of independent participating securities dealers. As of September 30, 1996, approximately 3,674 local, regional and national securities brokerage firms offered shares of the Franklin and Templeton funds for sale to the investing public. The Company has approximately 55 "wholesalers" who interface with the broker-dealer community. Fund shares are offered to individual investors, qualified groups, trustees, IRA and profit sharing or money purchase plans, employee benefit plans, trust companies, bank trust departments and institutional investors. In addition, various management and advisory services, commingled and pooled accounts, wrap fee arrangements and various other private investment management services are offered to certain private and institutional investors.

Broker-dealers are paid various fees for services in matching investors with Funds whose investment objectives match such investors' goals. Broker-dealers also assist in explaining the operations of the Funds, in servicing the account and in various other distribution services.

Most of the Franklin and Templeton Funds have a multi-class share structure whereby Class I shares are sold with a maximum front-end sales charge which ranges from a low of 1.50% to a high of 5.75%. Reductions in the maximum sales charges may be available depending upon the amount invested and the type of investor. Class II shares, which were introduced during the 1995 fiscal year, have a hybrid, level load structure combining aspects of conventional front-end, back-end and level-load pricing. Class II shares are subject to an initial sales charge of 1% and are generally subject to a 1% contingent deferred sales charge on redemptions within 18 months of purchase and to higher on-going Rule 12b-1 fees described below. The multi-class structure was adopted to provide investors greater payment alternatives in implementing their investment programs. The Company's money market and institutional funds are sold to investors without a sales charge.

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

As of September 30, 1996, there were approximately 5.4 million shareholder accounts in the Franklin and Templeton Funds.


REVENUES

As shown in the table below, the Company's revenues are derived primarily from its investment management activities. Total operating revenues are set forth in the table below. Revenues from investment management fees have comprised approximately 58%, 58% and 48% in 1996, 1995 and 1994 respectively, of total operating revenue for each of the three fiscal years reported. Underwriting commissions, from gross sales and reinvestments of products subject to commissions contributed to revenues approximately 36%, 36% and 47% in 1996, 1995 and 1994 respectively. Shareholder servicing fees from mutual fund activities contributed 6%, 5% and 4% in 1996, 1995 and 1994 respectively.

                                     OPERATING REVENUES
                                  YEARS ENDED SEPTEMBER 30,
                                       ($ IN MILLIONS)

                                           1996           1995           1994

Investment management fees                 $883.8         $731.3        $647.7

Underwriting and distribution fees          545.0          449.1         626.3

Shareholder servicing fees                   88.7           68.7          54.6

Banking/finance, net and other                5.0            8.7          13.9
                                         --------      ---------      --------
Totals                                   $1,522.6       $1,257.8      $1,342.5
                                         ========      =========      ========


OTHER FINANCIAL SERVICES

The Company's consumer lending, dealer auto loan and real estate businesses do not as yet contribute significantly to either the revenues or the net income of the Company. Franklin Bank's operations are limited by national banking laws and no immediate significant increase in revenues is anticipated. The real estate operations have incurred net losses since inception and the Company does not anticipate any immediate improvement in this line of business. The Company's dealer auto loan business has required the infusion of significant working capital during the prior two fiscal years, either in the form of inter-company loans or by contributions to the capital of FCC by the Company. During portions of this period, the Company experienced an increase in delinquency rates in such loans and, in response, expanded its auto loan collection efforts and tightened its underwriting policies. Delinquency rates were reduced between fiscal 1995 and 1996. A more detailed financial analysis of the financial effects of loan losses and delinquency rates, as well as the funding of this activity, is contained in the MD&A.

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

COMPETITION

The financial services industry is highly competitive. In the United States, there are over 6,100 mutual funds of varying sizes, investment policies and objectives whose shares are being offered to the public. During the past three fiscal years, assets under management in the mutual fund industry increased by over $1.35 trillion, a 68.5% growth rate. Over this same time period, the Company experienced an approximate approximately 1.13% decline in overall market share. While the Company's assets and associated revenues still grew substantially during this time period, substantial asset under management growth occurred for other fund management companies whose asset bases were more heavily oriented to domestic equities. Such growth was due to record domestic equity market appreciation during this period as well as increased asset flows into domestic equity products. The substantial returns available in the domestic equity marketplace had a negative effect on sales of fixed-income products. The combined effect of these two events were a significant factor in the Company's market share decline. The Company believes that its strong fixed-income base coupled with its strong global presence will serve its competitive needs well over time. The Company continues its focus on service to customers, performance on investments and extensive marketing activities with its strong broker-dealer and other financial institution distribution network.

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

SPECIAL CONSIDERATIONS

GENERAL

As discussed above, the Company's revenues are derived primarily from investment management activities. Broadly speaking, the direction and amount of change in the net assets of the Funds are dependent upon two factors: (1) the level of sales of shares of the funds as compared to redemptions of shares of the funds; and (2) the increase or decrease in the market value of the securities owned by the Funds. A significant portion of the Company's assets under management are fixed-income securities. Fluctuations in interest rates and in the yield curve will have an effect on fixed-income assets under management as well as on the flow of monies to and from fixed-income funds and, therefore, on the Company's revenues from such funds. In addition, the impact of changes in the equity marketplace may significantly affect assets under management. Management believes, however, that diversity of the Franklin Templeton Group is more competitive as a result of a greater diversity of product mix available to its customers. Market values are affected by many things, including the general condition of national and world economics and the direction and volume of changes in interest rates and/or inflation rates. The effects of these factors on equity funds and fixed-income funds often operate inversely and it is, therefore, difficult to predict the net effect of any particular set of conditions on the level of assets under management.

Although the Company and its assets under management are subject to political and currency risks, due to its international activities, as is discussed in more detail in the MD&A, its exposure to fluctuations in foreign currency markets and to fixed-asset value depreciation is limited.

ITEM 2.   PROPERTIES

GENERAL

The Company owns or leases offices and facilities in nine (9) locations in the immediate vicinity of its principal executive and administrative offices located at 777 Mariners Island Boulevard, San Mateo, California. In addition, the Company owns four (4) buildings near Sacramento, California, as well as two (2) buildings in St. Petersburg, Florida, one (1) building in Phoenix, Arizona, one
(1) building in Nassau, Bahamas and a floor of a high rise office building in Singapore. The Company also is currently in the process of constructing three
(3) new buildings in St. Petersburg, Florida and one (1) new building in Nassau, Bahamas. The Company also leases facilities in various locations on a national and worldwide basis. Since the Company is operated on a unified basis, corporate activities, fund related activities, accounting operations, sales, real estate and banking operations, auto loans and credit cards, management information system activities, publishing and printing operations, shareholder service operations and other business activities and operations take place in a variety of such locations. The Company or its subsidiaries lease office space in Florida, New York, and Utah and in several other states. In addition, the Company or its subsidiaries lease office space in Argentina, Australia, Bermuda, Canada, France, Germany, Hong Kong, India, Italy, Japan, Luxembourg, Poland, Russia, Scotland, South Africa, and Vietnam. The Company is in the process of leasing new office space in Hungary.

PROPERTY DESCRIPTION

LEASED

The Company leases properties at the locations set forth below:



                                          Approxi-mate     Approxi-mate
                LOCATION                 SQUARE FOOTAGE   MONTHLY RENTAL    EXPIRATION DATE
 ----------------------                    -----------     -----------       ----------------
 777 Mariners Island Blvd.
 San Mateo, CA  94404                        177,000         $433,000       February 16, 2001

 1147 & 1149 Chess Drive
 Foster City, CA  94404                      121,000         $132,000          June, 2000

 1810 Gateway Drive
 San Mateo, CA                               49,000          $79,000           Late 1997

 901 & 951 Mariners Island Blvd.                                          Between March, 1999
 San Mateo, CA                               34,000          $60,000         & April, 2000

 2 Waters Drive
 San Mateo, CA                               49,000          $74,000           July, 1999

 1850 Gateway Drive
 San Mateo, CA                               23,000          $34,000           July, 2000

 Ft. Lauderdale, FL (Templeton)              83,000          $185,000        December, 2000

 Other U.S. Locations                        47,000

 Foreign Operations                          110,000


OWNED

The Company maintains a customer service facility in the property that it owns at 10600 White Rock Road, Rancho Cordova, California, near Sacramento, California. The Company occupies 75,000 square feet in this property and has leased out 46,000 square feet to a third party until February, 2000 at an approximate monthly rental of $65,000. The Company owns an additional twenty-seven acres of adjoining land on which it has constructed two office buildings of approximately 67,000 square feet each and a data center/warehouse facility of approximately 162,000 square feet. The Company plans to develop additional facilities on this property, but has not yet commenced construction. The Company also owns and occupies an office building with approximately 69,000 square feet of office space at 1800 Gateway Drive, San Mateo, California.

The Company owns two facilities in St. Petersburg, Florida: an approximately 90,000 square foot office building primarily devoted to shareholder servicing activities; and an approximately 117,000 square foot facility devoted to a computer data center and training and mailing operations. The Company has purchased approximate twenty-eight acres of land in St. Petersburg on which it has commenced construction of three office buildings of approximately 70,000 square feet each. The Company plans to develop additional facilities on this property in the future. The Company also owns an approximately 14,000 square foot office building in Nassau, Bahamas, as well as a nearby condominium residence. The Company has commenced construction of a second office building, adjacent to the existing office building, of approximately 25,000 square feet. Completion of the building is expected by early 1997.

OTHER

The Company is the sole limited partner with a 60% partnership interest in Mariner Partners, a California limited partnership formed in 1984 to develop, operate and hold the property occupied by the Company at 777 Mariners Island Boulevard. Mariner Partners obtained 30 year non-recourse financing for the property from Metropolitan Life Insurance Company at an interest rate of 8-7/8%. The principal balance outstanding as of September 30, 1996, was $25.6 million. The loan was due in November, 1996. In December, 1996, Mariner Partners extended the loan with Metropolitan Life Insurance Company until November, 2002. Interest rate on the loan during the extension period is 8.10% per annum.

ITEM 3.   PENDING LEGAL PROCEEDINGS

There are no material pending legal proceedings which the Company or any of its subsidiaries was a party, or of which any of their property is the subject; nor are any such proceedings known to be contemplated by any governmental authorities.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY OWNERS

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders.

EXECUTIVE OFFICERS OF REGISTRANT

The executive officers of the Company are:

NAME                                AGE    PRINCIPAL OCCUPATION
Charles B. Johnson                  63     President, Chief Executive Officer and Director of
                                           the Company; Chairman and Director, Franklin
                                           Advisers, Inc. and Franklin/Templeton Distributors,
                                           Inc.; Director, Templeton Worldwide, Inc., Franklin
                                           Bank, Franklin/Templeton Investor Services, Inc.,
                                           Franklin Mutual Advisers, Inc. and General Host
                                           Corporation; officer and/or director, as the case
                                           may be, of most other principal domestic
                                           subsidiaries of the Company; officer and/or
                                           director, trustee or managing general partner, as
                                           the case may be, of 56 of the investment companies
                                           in the Franklin Templeton Group of Funds.

Harmon E. Burns                     51     Executive Vice President, Director and Secretary of
                                           the Company; Executive Vice President and Director
                                           of Franklin/Templeton Distributors, Inc., Executive
                                           Vice President of Franklin Advisers, Inc.;
                                           Director, Templeton Worldwide, Inc.,
                                           Franklin/Templeton Investor Services, Inc.,
                                           Franklin Bank and Franklin Mutual Advisers, Inc.;
                                           officer and/or director, as the case may be, of
                                           most other principal domestic subsidiaries of the
                                           Company; officer and/or director, trustee or
                                           managing general partner, as the case may be, of 60
                                           of the investment companies in the Franklin
                                           Templeton Group of Funds.

Rupert H. Johnson, Jr.              56     Executive Vice President and Director of the
                                           Company; Director and President, Franklin Advisers,
                                           Inc.; Director and Executive Vice President,
                                           Franklin/Templeton Distributors, Inc.; Director,
                                           Franklin/Templeton Investor Services, Inc.,
                                           Templeton Worldwide, Inc., Franklin Bank and
                                           Franklin Mutual Advisers, Inc.; officer and/or
                                           director, trustee or managing partner, as the case
                                           may be, of most other principal domestic
                                           subsidiaries of the Company; and of 60 of the
                                           investment companies in the Franklin Templeton
                                           Group of Funds.

Kenneth V. Domingues                64     Senior Vice President of the Company, Franklin
                                           Advisers, Inc. and Franklin/Templeton Distributors,
                                           Inc.; Chief Financial Officer and Chief Accounting
                                           Officer from August 1986 to March 1993; officer
                                           and/or director, as the case may be, of other
                                           subsidiaries of the Company; and officer and/or
                                           managing general partner, as the case may be, of 37
                                           of the investment companies in the Franklin
                                           Templeton Group of Funds.

Martin L. Flanagan                  36     Senior Vice President, Chief Financial and
                                           Accounting Officer and Treasurer of the Company;
                                           Senior Vice President of Franklin Advisers, Inc.,
                                           Executive Vice President and Director of  Templeton
                                           Worldwide, Inc.; President, Chief Executive Officer
                                           and Director of Templeton Global Investors, Inc.;
                                           officer of most of the subsidiaries of the Company
                                           since March, 1993; and officer and/or director,
                                           trustee or managing partner, as the case may be, of
                                           most other principal domestic subsidiaries of the
                                           Company; and of 60 of the investment companies in
                                           the Franklin Templeton Group of Funds.

Deborah R. Gatzek                   48     Senior Vice President of the Company since March
                                           1990; General Counsel since January 1996; Vice
                                           President of the Company from March, 1986 to March
                                           1990; Senior Vice President, Franklin/Templeton
                                           Distributors, Inc.; Vice President, Franklin
                                           Advisers, Inc.; and an officer of most other
                                           principal domestic subsidiaries of the Company; and
                                           officer of 60 of the investment companies in the
                                           Franklin Templeton Group of Funds.


Charles E. Johnson                  40     Senior Vice President of the Company; President and
                                           Director, Templeton Worldwide, Inc.; President,
                                           Franklin Institutional Services Corporation and
                                           Franklin Mutual Advisers, Inc.; Senior Vice
                                           President, Franklin/Templeton Distributors Inc.;
                                           Chairman, Franklin Agency, Inc.; Vice President,
                                           Franklin Advisers, Inc.; officer and/or director,
                                           as the case may be, of other domestic and
                                           international subsidiaries of the Company; officer,
                                           director, trustee or managing general partner, as
                                           the case may be, of 39 of the investment companies
                                           in the Franklin Templeton Group of Funds.

William J. Lippman                  71     Senior Vice President since March 1990;
                                           Director, Templeton Worldwide, Inc.; and officer
                                           and/or director or trustee of seven of the
                                           investment companies in the Franklin Group of
                                           Funds. Until June 1988, President, Chief Executive
                                           Officer, and Director of L.F. Rothschild Fund
                                           Management, Inc., Director of L.F. Rothschild Asset
                                           Management, Inc., Administrative Managing Director
                                           and Director of L.F. Rothschild & Co., Incorporated.

Jennifer J. Bolt                    32     Vice President of the Company since June 1994;
                                           Executive Vice President, Franklin Bank since
                                           August 1993; President, Franklin Capital
                                           Corporation, since November 1993; employed by the
                                           Company in various other capacities for more than
                                           the past five (5) years.

Loretta Fry                         64     Vice President of the Company; Vice
                                           President, Franklin Advisers, Inc. and
                                           Franklin/Templeton Distributors, Inc.;  employed by
                                           the Company in various administrative and
                                           operations capacities for more than five years.

Donna S. Ikeda                      40     Vice President since October 1993;
                                           re-joined the Company in August  1993.
                                           Previously employed from 1982 to 1990 as Director
                                           of Human Resources and also held position as
                                           Manager/AVP of  Shareholder Services, Retirement
                                           Plan Phone Service and Customer New Accounts.  From
                                           1990 until August 1993, Vice President, Human
                                           Resources for G.T. Capital Management, Inc. and
                                           G.T. Global Financial  Services, Inc., mutual fund
                                           management and financial services companies.

Gregory E. Johnson                  35     Vice President of the Company since June 1994;
                                           President, Franklin/Templeton Distributors, Inc.
                                           since September 1994; Vice President, Franklin
                                           Advisers, Inc.  Prior to that time, Senior Vice
                                           President and Assistant National Sales Manager,
                                           Franklin/Templeton Distributors, Inc.; Employee of
                                           Franklin Resources, Inc. and its subsidiaries in
                                           administrative and portfolio management capacities
                                           since January 1986; officer of one investment
                                           company in the Franklin Group of Funds.

Gordon F. Jones                     49     Vice President and Chief Information Officer of the
                                           Company since March 1995.  From March 1990 to March
                                           1995, Vice President of Novell, Inc., a worldwide
                                           network systems company; Vice President and Chief
                                           Information Officer of Novell, Inc. from March 1994
                                           to March 1995.

Leslie M. Kratter                   51     Vice President of the Company since March 1993.
                                           Employed by the Company since January 1992.
                                           Secretary of Franklin Advisers, Inc.,
                                           Franklin/Templeton Distributors, Inc., Templeton
                                           Worldwide, Inc., and a number of the Company's
                                           subsidiaries.  For more than five (5) years prior
                                           to that time, Mr. Kratter served as Executive Vice
                                           President and General Counsel of IASCO, a privately
                                           held company engaged in providing aviation
                                           services, municipal governmental services and
                                           agricultural investments.

Kenneth A. Lewis                    35     Vice President and Corporate Controller of the
                                           Company, Senior Vice President and Controller of
                                           Templeton Worldwide, Inc., and an officer of
                                           several other domestic subsidiaries of the Company.

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



                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

Information About the Company`s Common Stock

The Company's common stock is traded on the New York Stock Exchange ("NYSE") and the Pacific Stock Exchange under the ticker symbol BEN and the London Stock Exchange under the ticker symbol FKR. On September 30, 1996, the closing price of the Company's common stock on the NYSE was $66 3/8 per share. At December 2, 1996, there were approximately 2,000 shareholders of record. In addition, the Company estimates that there are approximately 15,000 beneficial shareholders whose shares are held in street name. The high and low sales prices by quarter for the 1996 and 1995 fiscal years, as traded on the NYSE Composite Tape, were as follows:

                                  1996  Fiscal Year                1995 Fiscal Year

Quarter                          High              Low              High        Low
-------------------            --------         --------          --------   ---------
October-December                  58               46 3/4          41 3/8       34
January-March                     59 1/8           46 3/8          40           33
April-June                        61 3/4           53 5/8          46 1/8       38 1/4
July-September                    68 5/8           51 3/4          58           42 1/2

The Company declared dividends of $0.44 per share in fiscal 1996 and $0.40 per share in fiscal 1995. The Company expects to continue paying dividends on a quarterly basis to common stockholders depending upon earnings and other relevant factors.



ITEM 6. SELECTED FINANCIAL HIGHLIGHTS

(in 000's, except Assets under Management and per share amounts )


SELECTED FINANCIAL HIGHLIGHTS

                    As of and for the years ended September 30,

In thousands,except assets under
management and per share amounts
                                          1996                 1995                1994                 1993               1992
-------------------                   -----------           -----------          ----------           -----------       ----------
Summary of Operations
Operating revenues                    $1,522,568            $1,257,797*         $1,342,541*           $1,176,519*       $ 749,974*
Net income                            $  314,730            $  268,945            $251,308            $  175,522        $ 124,051
Financial Data
Total assets                          $2,374,167            $2,244,681          $1,968,758            $1,581,534        $ 834,287
Long-term debt                        $  399,462            $  382,367            $383,668            $  454,820        $ 155,541
Stockholders'
 equity                               $1,400,591            $1,161,043          $930,815              $  720,378        $ 467,209
Assets Under
 Management
(in millions)                         $  151,552            $  130,837          $  118,172            $  170,490        $  69,218

Per Common Share
Earnings
 Primary                                   $3.78                $3.24                $3.00                $2.12             $1.59
 Fully diluted                             $3.76                $3.20                $3.00                $2.10             $1.59
Cash dividends                             $0.44                $0.40                $0.32                $0.28             $0.26
Average stockholders' equity              $15.92               $13.82               $11.09                $8.77             $5.99


*Reflects reclassification of underwriting and distribution expense.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Franklin Resources, Inc. and its majority-owned subsidiaries (the "Company") derives substantially all of its revenue and net income from providing investment management, administration, distribution and related services to the Franklin Templeton funds, institutional accounts and other investment products. The Company's revenues are derived largely from the amount and composition of assets under its management. The Company has a diversified base of assets under management and a full range of investment products and services to meet the needs of most individuals and institutions.

During 1996, assets under the Company's management grew to $151.6 billion, an increase of $20.8 billion (16%) over September 30, 1995, as a result of both net sales and market appreciation.

The Company operates in five geographic areas of the world: the United States, Canada, the Bahamas, Europe and Asia/Pacific. At September 30, 1996, the Company had offices in 17 countries.

The contributions to the Company's operating profits from non-U.S. operations increased in 1996 principally as a result of an increase in fee revenue from investment management services provided by its foreign subsidiaries. In the future, the contribution to operating revenue and operating profit from non-U.S. operations will be dependent upon the amount and composition of assets managed by the Company's non-U.S. subsidiaries.

Despite the Company's global presence, its exposure to adverse fluctuations in foreign currency markets is limited because a material portion of the foreign subsidiaries' revenues and the majority of their monetary assets are U.S. and Canadian dollar denominated. Furthermore, custody of a material portion of the foreign subsidiaries' monetary assets are held with U.S. financial institutions. Approximately 98% of the Company's operating revenues were earned in U.S. and Canadian dollars in both 1996 and 1995. The Company has not deemed it necessary to enter into foreign currency hedging transactions.

The Company participates in the financial derivatives markets to manage its exposure to interest-rate fluctuations. The Company has entered into interest-rate swap agreements to convert interest payment obligations under-variable rate debt instruments to fixed-rate interest payment obligations. (See Note 6 to the financial statements.)

Results of Operations

                                                     For the years ended September 30,

In millions, except
 per share amounts                                                        %                                          %
 and percentages                           1996           1995         change          1995           1994        change
-------------------                       ------         ------        ------         -------        ------        -----
Net income                                $314.7         $268.9          17%          $268.9         $251.3         7%
Earnings per share:
Primary                                     $3.78         $3.24          17%            $3.24          $3.00        8%
Fully-diluted                               $3.76         $3.20          18%            $3.20          $3.00        7%
Operating margin                               27%           29%          -                29%            27%       -


Net income for 1996 increased 17% primarily due to a 21% increase in investment management, underwriting and distribution fee revenue generated by increased assets under management. Operating expenses increased at a higher rate than operating revenues during 1996, resulting in a decline in the operating margin. Underwriting and distribution expenses increased 32%, reflecting increased sales of retail mutual funds as well as overall increases in costs associated with distributing the Company's products. Employment costs increased 25%, reflecting the Company's commitment to reward excellent performance of its employees. Net income for 1995 increased 7% primarily as a result of a 13% increase in investment management fee revenue.

Results of operations will continue to be dependent upon general economic growth, the strength of capital markets and the Company's ability to meet market demands with competitive products and services. Operating revenues will be specifically dependent upon the amount and composition of assets under management, mutual fund sales, and the number of mutual fund investors and institutional clients. Operating expenses are expected to increase with the Company's continued expansion, the increase in competition and the Company's continued commitment to improving its products and services. These endeavors will likely result in an increase in selling expenses, employment costs, and other general and administrative expenses.



ASSETS UNDER MANAGEMENT

                                                       As of the years ended September 30,
In billions                                      1996             1995             1994
----------------------------------              -------          --------         -------
Franklin Templeton Group:
Fixed-income funds:
Tax-free income                                 $42.5             $40.4            $39.4
U.S. government fixed-income
 (primarily GNMAs)                               15.6              14.7             14.7
Taxable and tax-free money funds                  2.8               2.8              2.6
Global/international
 fixed-income                                     2.9               2.8              2.5
----------------------------------               -------         --------          -------
Total fixed-income funds                         63.8              60.7             59.2

Equity/income funds:
Global/international equity                      47.2              36.0             28.1
U.S. equity/income                               19.2              17.2             17.5
----------------------------------               -------         --------          -------
Total equity/income funds                        66.4              53.2             45.6

Total Franklin Templeton
 fund assets                                    130.2             113.9            104.8

Franklin Templeton
 institutional assets                            21.4              16.9             13.4
----------------------------------               -------         --------          -------
   Total Franklin Templeton Group              $151.6            $130.8           $118.2


Changes in Assets Under Management

                                                    As of and for the years ended September 30,

In billions                                      1996             1995            1994
----------------------------------              -------          --------         -------
Assets under management - beginning              $130.8          $118.2           $107.5
Sales and reinvestments,
 net of underwriting commissions                   35.7            27.9             41.1

Redemptions                                       (21.5)          (22.5)           (28.8)

Market appreciation/(depreciation)                  6.6             7.2             (1.6)
----------------------------------               -------         --------          -------
Assets under management - ending                 $151.6          $130.8           $118.2


Assets under the Company's management increased by $20.8 billion (16%) in fiscal 1996, $12.6 billion (11%) in fiscal 1995 and $10.7 billion (10%) in fiscal 1994, respectively.

As shown in the previous table, the composition of assets under management has changed over the past three years. This development is a result of changes in relative sales, redemptions and market value among the specific asset classes.

Fixed-income funds represented 42% of assets under management at September 30, 1996 as compared to 46% and 50% at September 30, 1995 and 1994, respectively. This trend reflects investors' recent preference for equity/income funds and the relatively higher level of market appreciation of those funds during the periods under review. Equity/income funds represented 44% of assets under management at September 30, 1996, as compared to 41% and 39% at September 30, 1995 and 1994, respectively.

Institutional assets under management, comprised of predominantly global/international equity portfolios, represented 14%, 13% and 11% of the Company's assets under management at September 30, 1996, 1995 and 1994, respectively, and is consistent with the growth rate experienced with the Company's other equity products. The Company continues to expand the services it provides in this area.

Operating Revenues

Investment management fees:

                                        For the years ended September 30,
In millions                                      1996         1995       1994
---------------------------                    --------    ---------  --------
Revenues                                         $883.8       $731.3     $647.7
12- month average assets
 under management                              $141,078     $121,666   $115,443


The Company's revenues from investment management fees are derived primarily from contractual fixed-fee arrangements that are based upon the level of assets under management with open-end and closed-end investment companies and managed accounts. Under the various investment management agreements, annual rates vary and generally decline as the average net assets of the portfolios exceed certain threshold levels. Investment management services provided to Franklin Templeton funds are reviewed and approved annually by each fund's Board of Directors/Trustees. There have been no significant changes in the investment management fee structures for the Franklin Templeton funds in the periods under review.

Investment management fees for 1996 increased $152.5 million (21%) over 1995, which increased $83.6 million (13%) over 1994. Management fees grew at a faster rate than average assets under management in both 1996 and 1995. This was the result of a shift in composition of average assets under management to higher fee equity and income funds during the years under consideration.

Underwriting and distribution fees:

                                    For the years ended September 30,
In millions                                        1996       1995       1994
Revenues                                          $545.0     $449.1     $626.3
Gross fund sales of products
 subject to commissions                          $23,018    $15,458    $22,460


Revenues from underwriting commissions are earned primarily from fund sales. Most sales of Franklin Templeton funds include a sales commission, of which a significant portion is reallowed to selling intermediaries. Certain subsidiaries of the Company act as distributors for its sponsored mutual funds and receive distribution fees, including 12b-1 fees, from those funds in reimbursement for distribution expenses incurred. A significant portion of distribution fees are reallowed to selling intermediaries. Distribution fees are generally based on the level of assets under management.

Underwriting and distribution fees increased 21% in 1996 largely due to increased retail mutual fund sales partially offset by a decrease in effective commission rates. Effective commission rates declined as relative sales of products with lower commission rates such as Class II shares and annuity products increased. Underwriting and distribution fees for 1995 decreased 28% due to lower retail mutual fund sales and changes made to fund commission structures.



Shareholder servicing fees:

                                   For the years ended September 30,
In millions                               1996             1995         1994
-----------------------------            --------         --------     --------
Revenues                                 $88.7            $68.7        $54.6
Number of accounts                         5.4              4.7          4.4


Shareholder servicing fees are generally fixed charges per account which vary with the particular type of fund and the service being rendered.

Shareholder servicing fees for 1996 increased $20.0 million (29%). This increase was in part the result of a 15% increase in retail fund shareholder accounts. Also, effective July 1, 1995, approximately 85 of the Company's U.S. mutual funds consisting of approximately 2.5 million shareholder accounts implemented an average annual increase of $4 per shareholder account.

Shareholder servicing fees for 1995 increased $14.1 million (26%). The increase was due to an increase in retail shareholder accounts and the fee increase described above.

Banking/finance, net and other:

                                           For the years ended September 30,
In millions, except percentages                   1996            1995            1994
-----------------------------------              -------        -------         --------
Revenues                                         $ 47.3         $ 54.5          $ 31.5
Provision for loan losses                         (16.7)         (17.2)           (5.4)
Interest expense                                  (25.6)         (28.6)          (12.2)
-----------------------------------              -------        -------         --------
                                                 $  5.0         $  8.7          $ 13.9
Yield on average earning assets                     8.8%           9.0%            9.6%
Cost of average interest-bearing liabilities        6.4%           5.9%            4.7%


Banking/finance, net and other decreased 43% in 1996 as compared to a 37% decrease in 1995. 1996 revenues and related interest expense decreased in large part due to a 23% reduction in the net loan receivable balance as the Company's more stringent underwriting policies have resulted in a decrease in the number of new loans written. The provision for loan losses has decreased in 1996 due to a reduction in delinquency rates, with 4.0% past due at the end of 1996 as compared to 5.3% at the end of 1995. Actual charge-offs have increased 24% in 1996 as the Company has aggressively written off accounts it deems uncollectible.

The Company substantially increased its auto loan portfolio during fiscal year 1994 as it expanded this business activity. Because a substantial portion of the portfolio was new, the impact of delinquency and loss trends was not fully reflected in the financial performance of the Company until fiscal 1995. The decrease in banking/finance, net and other in 1995 was due primarily to an increase in the provision for loan losses and interest expense attributable to the banking/finance group.

Commencing in 1994, a portion of the banking/finance group's loans receivable were financed through the Company. The interest expense on the amount funded by the Company was $8.5 million and $18.3 million in 1996 and 1995, respectively. The decrease during 1996 was a result of decreased borrowings needed to fund the auto loan and credit card portfolios.


Operating Expenses

                                        For the years ended September 30,
In millions                                   1996         1995         1994
------------------------------            ---------     --------     --------
Underwriting and distribution                $542.4       $412.0       $529.8
Employee related                              325.1        260.1        251.3
General and administrative                    148.0        129.1        107.3
Advertising and promotion                      71.7         70.1         69.1
Amortization of intangible assets              18.3         18.3         18.3
------------------------------            ---------     --------     --------
                                           $1,105.5       $889.6       $975.8


Underwriting and distribution includes sales commissions and distribution fees paid to brokers and other third party intermediaries. During 1995, many of the U.S. Franklin and Templeton funds introduced a new class of shares, called Class II shares, which pay brokers sales commissions and distribution fees that are only partially recovered by the Company through distribution fee revenues. During 1996, distribution expenses increased at a greater rate than distribution revenues because of the relatively higher growth in the sales of Class II shares and similar products sold primarily by the Company's Canadian subsidiary. In 1995, underwriting and distribution expenses decreased primarily due to the decrease in the sales of retail mutual fund shares.

While Class II shares will increase distribution expenses of the Company and will utilize the Company's capital resources over the short term, the Company believes that Class II shares will result in an overall increase in assets under management by expanding distribution of fund shares. Sales of Class II shares represented 12% and 8% of total U.S.-based long-term mutual fund new sales for 1996 and 1995, respectively.

In 1994, the Company implemented an annual incentive plan which provides eligible employees payment of both cash and restricted stock. The value of the stock associated with the annual incentive plan is charged to income currently and is determined by the Company's Board of Directors based on individual performance and the Company's profit. Costs associated with restricted stock awards granted prior to the adoption of the annual incentive plan are amortized over the contract period. These deferred incentives vest through 1997. Employee related costs increased 25% and 4% in 1996 and 1995, respectively, reflecting changes in profitability of the corporation and in the number of full-time employees. The number of full-time employees increased 9% and 10% in 1996 and 1995, respectively.

General and administrative expense increased in all periods under review due principally to higher technology and occupancy costs related to the general expansion of the business.

Other Income (Expenses)

The 1996 and 1995 increases in investment and other income resulted from increases in the average levels of interest-bearing assets, as well as $17.3 million and $2.5 million in capital gains realized on the sale of investments, in 1996 and 1995, respectively.

The Company's effective interest rate at September 30, 1996, including interest on the banking/finance group debt, was 6.53% on $399.2 million of outstanding commercial paper, medium-term notes and subordinated debentures as compared to 6.17% on $465.9 million of debt outstanding at September 30, 1995.

Taxes on Income

The Company's effective tax rate was 31%, 30% and 31% in 1996, 1995 and 1994, respectively. The Company's effective tax rate differs from the U.S. statutory rates due to the Company's non-U.S. subsidiaries' relative contributions to taxable income. The Company does not provide taxes on these earnings, as they have been reinvested and are not expected to be remitted to the parent Company. The effective tax rate will continue to be reflective of the relative contribution of foreign earnings which are subject to reduced tax rates and are not currently included in U.S. taxable income.

Financial Condition, Liquidity and Capital Resources

As of September 30, 1996, stockholders' equity approximated $1.4 billion, double that of three years earlier, principally as the result of increased net income. Cash provided by operating activities increased to $359.6 million in 1996, up from $296.5 million and $274.8 million in 1995 and 1994, respectively, primarily from increased net income. Net cash provided by investing activities in 1996 increased principally due to a decrease in loan originations, an increase in the collections of banking/finance loans receivable and from proceeds from the liquidation of investments in preparation for the acquisition of the assets and liabilities of Heine Securities Corporation as discussed below. The Company used net cash of $193.7 million in 1996 for financing activities. The issuance of $134.4 million in medium-term notes and commercial paper was offset by $203.1 million in payments on debt. The Company paid $34.7 million in dividends to stockholders. During the year, the Company purchased 1.0 million shares of its common stock for $53.4 million. As of September 30, 1996, the Company had 3.9 million shares remaining under its authorized repurchase program. The Company will continue from time to time to purchase its own shares in the open market and in private transactions for use in connection with various corporate employee incentive programs and when it believes the market price of its shares merits such action.

The Company's auto loan and credit card receivables business activities are subject to significant fluctuations in those consumer market places as well as to significant competition from companies with much larger receivable portfolios. Auto loan and credit card portfolio losses can also be influenced significantly by trends in the economy and credit markets which negatively impact borrowers' ability to repay loans. As of September 30, 1996, banking/finance loans receivable decreased due to net paydowns of existing loans and a decrease in funding of new loans. A portion of the proceeds from net paydowns of loans was used to reduce the receivable from the banking/finance group. As of September 30, 1996, the auto loan portfolio consisted of approximately 55% new and 45% used cars. Approximately 75% of the auto loans outstanding were in California, approximately 10% in New Mexico and the balance distributed throughout the western United States. The Company has experienced a decrease in delinquency rates since September 30, 1995, in response to its expanded auto loan collection efforts and enhanced systems supporting those activities. Future increases in the Company's investment in dealer auto loan and credit card portfolios will be funded through existing debt facilities and operating cash flows.

At September 30, 1996, the Company held liquid assets of $889.9 million, including $502.2 million of cash and cash equivalents, as compared to $643.2 million and $261.7 million, respectively, at September 30, 1995. During 1996 the Company maintained a $400 million commercial paper program and a $300 million medium-term note program. The Company has also established two revolving credit and competitive auction facilities as back-up for the commercial paper program. At September 30, 1996, total back-up credit facilities were $400 million of which, $150 million was under a 364-day revolving credit facility. The remaining $250 million back-up facility has a five-year term. At September 30, 1996, approximately $750 million was available to the Company under unused credit facilities. In October 1996, the Company increased the amounts available for issuance under its medium-term note program from $100 million to $500 million.

In November 1996, the holders of the subordinated debentures exercised their option to receive approximately 2.4 million shares of the Company's common stock in return for the surrender of approximately $75 million of debentures. The holders of the subordinated debentures also agreed to sell to the Company the remaining option rights and surrender the remaining debentures for cash of approximately $170 million. The transaction will be funded through available cash and the issuance of medium-term notes.

On November 1, 1996, the Company and Heine Securities Corporation announced they had merged their businesses in a transaction with an approximate aggregate value of $615 million. The Company financed the transaction with 1.1 million shares of the Company's common stock and a cash payment of $550 million from cash and securities on hand, as well as its available commercial paper.

In addition to the aforementioned Heine Securities Corporation acquisition and subordinated debenture option exercise, management expects that the principal needs for cash will be to fund increased property and equipment acquisitions, pay shareholder dividends, repurchase shares of the Company's common stock and repay debt and advance sales commissions for Class II shares and Canadian products. Management believes that the Company's existing liquid assets, together with the expected continuing cash flow from operations, its ability to issue stock, and its borrowing capacity under current credit facilities, will be sufficient to meet its present and reasonably foreseeable cash needs.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index Of Consolidated Financial Statements for the years ended September 30, 1996, 1995 and 1994


           CONTENTS

Consolidated Financial Statements of Franklin Resources, Inc.:

                                                       Pages

Report of Independent Accountants

Consolidated Balance Sheets
   September 30, 1996 and 1995

Consolidated Statements of Income, for the years ended
   September 30, 1996, 1995, and 1994

Consolidated Statements of Stockholders' Equity, for the years ended September 30, 1996, 1995 and 1994

Consolidated Statements of Cash Flows,
   for the years ended September 30, 1996, 1995 and 1994

Notes to Consolidated Financial Statements


All schedules have been omitted as the information is provided in the financial statements or in related notes thereto or is not required to be filed as the information is not applicable.



REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Franklin Resources, Inc.:

We have audited the accompanying consolidated balance sheets of Franklin Resources, Inc. and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Franklin Resources, Inc. and subsidiaries as of September 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.

Coopers & Lybrand L.L.P.

San Francisco, California
October 23, 1996, except for Note 14,
for which the date is November 26, 1996


CONSOLIDATED STATEMENTS OF INCOME


                                           For the years ended September 30,
----------------------------------------------- ------------------ ----------------- ------------------
In thousands, except share data                       1996               1995              1994
----------------------------------------------- ------------------ ----------------- ------------------
Operating Revenues:
Investment management fees                      $883,779          $731,252           $647,675
Underwriting and distribution fees               545,039           449,141            626,341
Shareholder servicing fees                        88,715            68,701             54,613
Banking/finance, net and other                     5,035             8,703             13,912
----------------------------------------------- ------------------ ----------------- ------------------
   Total operating revenues                    1,522,568         1,257,797          1,342,541
----------------------------------------------- ------------------ ----------------- ------------------

Operating Expenses:
Underwriting and distribution                    542,359           411,994            529,771
Employee related                                 325,135           260,097            251,337
General and administrative                       147,963           129,122            107,348
Advertising and promotion                         71,655            70,138             69,073
Amortization of intangible assets                 18,348            18,305             18,311
----------------------------------------------- ------------------ ----------------- ------------------
   Total operating expenses                    1,105,460           889,656             975,840
----------------------------------------------- ------------------ ----------------- ------------------
Operating income                                 417,108           368,141             366,701

Other Income (Expenses):
Investment and other income                       50,458            29,673              22,703
Interest expense                                 (11,336)          (11,159)            (26,883)
----------------------------------------------- ------------------ ----------------- ------------------
Other income (expenses), net                      39,122            18,514              (4,180)
----------------------------------------------- ------------------ ----------------- ------------------
Income before taxes on income                    456,230           386,655             362,521
Taxes on income                                  141,500           117,710             111,213
----------------------------------------------- ------------------ ----------------- ------------------
Net income                                      $314,730          $268,945            $251,308
----------------------------------------------- ------------------ ----------------- ------------------
Earnings per Share:
Primary                                          $3.78             $3.24               $3.00
Fully diluted                                    $3.76             $3.20               $3.00


The accompanying notes are an integral part of these consolidated financial statements.


                           CONSOLIDATED BALANCE SHEETS

                                             As of the years ended September 30,
------------------------------------------------------------ -------------------
In thousands                                         1996           1995
------------------------------------------------------------- ---------------

Assets
Current Assets:
Cash and cash equivalents                           $483,975        $246,184
Receivables:
 Fees from Franklin Templeton funds                  133,453         110,972
 Other                                                54,727          38,407
Investment securities, available-for-sale            174,156         208,478
Prepaid expenses and other                             9,952           7,167
------------------------------------------------------------- ---------------
   Total current assets                              856,263         611,208
------------------------------------------------------------- ---------------
Banking/Finance Assets:
Cash and cash equivalents                             18,214          15,515
Loans receivable, net                                345,399         450,013
Investment securities, available-for-sale             25,325          23,655
Other                                                  4,660           6,876
------------------------------------------------------------- ---------------
   Total banking/finance assets                      393,598         496,059
------------------------------------------------------------- ---------------
Other Assets:
Deferred sales commissions, net                       24,316           8,473
Property and equipment, net                          161,613         118,628
Intangible assets, net of $74,027 and $56,375
accumulated amortization, respectively               641,983         660,363
Receivable from banking/finance group                236,532         302,273
Other                                                 59,862          47,677
  Total other assets                               1,124,306       1,137,414
------------------------------------------------------------- ---------------
   Total assets                                   $2,374,167      $2,244,681
------------------------------------------------------------- ---------------


The accompanying notes are an integral part of these consolidated financial statements.





                          CONSOLIDATED BALANCE SHEETS


                                             As of the years ended September 30,
In thousands                                       1996                1995
-------------------------------------            ---------            ----------

Liabilities and Stockholders' Equity
Current Liabilities:
Accrued employee related                           $77,935               $53,238
Commissions payable                                 28,067                21,280
Income taxes payable                                27,673                 8,221
Short-term debt                                        427                87,204
Other                                               48,099                43,128
-----------------------------------------       ----------           -----------
  Total current liabilities                        182,201               213,071
-----------------------------------------       ----------           -----------
Banking/Finance Liabilities:
Deposits:
 Interest bearing                                  125,124               159,627
 Non-interest bearing                                6,095                 9,747
Payable to parent                                  236,532               302,273
Other                                                1,725                 2,076
-----------------------------------------       ----------           -----------
  Total banking/finance liabilities                369,476               473,723
-----------------------------------------       ----------           -----------
Other Liabilities:
Long-term debt                                     399,462               382,367
Other                                               22,437                14,477
-----------------------------------------       ----------           -----------
  Total other liabilities                          421,899               396,844
-----------------------------------------       ----------           -----------
   Total liabilities                               973,576             1,083,638
-----------------------------------------       ----------           -----------

Stockholders' Equity:
Preferred stock, $1.00 par value,
1,000,000 shares authorized; none issued                -                     -
Common stock, $.10 par value, 500,000,000
shares authorized; 82,264,982 shares
issued in both years; and 80,272,131 and
80,939,611 shares outstanding, for 1996
and 1995, respectively                              8,226                 8,226
Capital in excess of par value                     101,226                92,190
Retained earnings                                1,370,513             1,091,204
Less cost of treasury stock                       (90,301)              (48,519)
Other                                               10,927                17,942
-----------------------------------------       ----------           -----------
  Total stockholders' equity                     1,400,591             1,161,043
-----------------------------------------       ----------           -----------
   Total liabilities and stockholders' equity   $2,374,167            $2,244,681
-----------------------------------------       ----------           -----------


The accompanying notes are an integral part of these consolidated financial statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                 As of and for the years ended September 30, 1996, 1995 and 1994
                                                     Capital in                     Treas-
                        Common         Stock         Excess of       Retained         ury       Stock
In thousands            Shares         Amount         Par Value       Earnings       Shares      Amount       Other         Total
----------------        ------         ------         --------       ----------     -------    --------     -------     ----------
Balance,
 October 1, 1993        82,099         $8,210         $83,683         $630,399         -           -        $(1,914)     $720,378

Net income                                                             251,308                                            251,308
Unrealized
 gain on
 investment
 securities,                                                                                                  1,836         1,836
 net of tax

Foreign currency
 translation                                                                                                    352           352
 adjustment

Purchase of
 treasury stock                                                                     (672)      $(26,410)                   (26,410)

Cash dividends
 on common stock                                                       (26,194)                                            (26,194)

Issuance of
 restricted
 shares, net               119             11           6,797                          5          1,001        (72)          7,737

Other                       47              5           1,803                                                                1,808
----------------          ------         ------        --------       ----------    -------      --------     -------     ---------
 Balance,
 September 30,
 1994                   82,265          8,226          92,283          855,513      (667)       (25,409)       202         930,815

Net income                                                             268,945                                             268,945

Unrealized gain
 on investment
 securities,
 net of tax                                                                                                 13,745          13,745

Foreign currency
 translation                                                                                                   835             835
 adjustment

Purchase of
 treasury stock                                                                   (1,126)       (41,749)                   (41,749)

Cash dividends
 on common stock                                                       (33,254)                                            (33,254)

Issuance of
 restricted
 shares, net                                              (48)                       431         17,121      3,160          20,233

Other                                                     (45)                        37          1,518                      1,473
----------------           ------         ------         --------     ----------   -------      --------    -------       ----------
Balance,
 September 30,
  1995                  82,265          8,226          92,190        1,091,204    (1,325)       (48,519)    17,942       1,161,043

Net income                                                             314,730                                             314,730

Unrealized loss
 on investment
 securities,
 net of tax                                                                                                (10,644)        (10,644)

Foreign currency
 translation
 adjustment                                                                                                   (752)           (752)

Purchase of
 treasury stock                                                                   (1,001)       (53,413)                   (53,413)

Cash dividends
 on common stock                                                       (35,421)                                            (35,421)

Issuance of
 restricted
 shares, net                                               9,672                     280          9,777      4,381          23,830

Other                                                       (636)                     53          1,854                      1,218

Balance,
 September 30,
  1996                     82,265         $8,226         $101,226   $1,370,513    (1,993)      $(90,301)   $10,927      $1,400,591


The accompanying notes are an integral part of these consolidated financial statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      For the years ended September 30,
In thousands                                            1996              1995               1994
-----------------------------------                  ----------         ---------         ----------
Net Income                                            $314,730          $268,945           $251,308
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
Decrease (increase) in receivables
 prepaid expenses and other                            (33,405)           (9,525)             1,339
Increase in deferred sales
 commissions, net                                      (15,843)           (5,422)            (1,197)
Increase (decrease) in other
 current liabilities                                     3,315            (2,529)           (54,670)
Increase (decrease) in income
 taxes payable                                          19,452            (9,405)            12,115
Increase in commissions payable                          6,787            19,191                498
Increase (decrease) in accrued
 employee related                                       41,328            (3,137)            30,117
Depreciation and amortization                           40,491            40,940             36,693
Gains on disposition of assets                         (17,272)           (2,604)            (1,396)
---------------------------------------               ---------          --------           --------
Net cash provided by operating
 activities                                            359,583           296,454            274,807
---------------------------------------               ---------         ---------          ---------
Purchase of investments                                (70,768)         (130,194)           (39,660)
Liquidation of investments                             107,287            90,869             30,654
Purchase of banking/finance investments                (60,936)         (110,163)           (97,570)
Liquidation of banking/finance
 investments                                            59,316           113,265            140,547
Originations of banking/finance loans
 receivable                                           (103,532)         (222,341)          (310,744)
Collections of banking/finance loans
 receivable                                            207,664           146,963             42,529
Purchase of property and equipment                     (64,419)          (40,365)           (39,153)
---------------------------------------               ---------          --------           --------
   Net cash provided by (used in)
    investing activities                                74,612          (151,966)          (273,397)
---------------------------------------               ---------          --------           --------
Decrease in bank deposits                              (38,155)          (21,525)            (3,937)
Dividends paid on common stock                         (34,650)          (31,688)           (25,415)
Purchase of treasury stock                             (53,413)          (41,749)           (26,410)
Issuance of debt                                       134,377            34,254            399,431
Payments on debt                                      (203,083)          (32,832)          (437,813)
Other                                                    1,219               375                158
---------------------------------------               ---------          --------           --------
   Net cash used in financing
      activities                                      (193,705)          (93,165)           (93,986)
---------------------------------------               ---------          --------           --------
Increase (decrease) in cash and                                                             (92,576)
 cash equivalents                                      240,490            51,323
Cash and cash equivalents, beginning
 of year                                               261,699           210,376            302,952
Cash and cash equivalents, end of year                $502,189          $261,699           $210,376
---------------------------------------               ---------          --------          --------

Supplemental Disclosure of Cash
Flow Information:
Cash paid during the year for:
Interest, including banking/finance
 group interest                                         $36,619          $28,129            $31,004
Income taxes                                           $122,486         $125,496            $98,691

Supplemental Disclosure of Non-Cash Information:
Value of common stock issued                            $18,667          $18,546             $8,044


The accompanying notes are an integral part of these consolidated financial statements.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SIGNIFICANT ACCOUNTING POLICIES

Franklin Resources, Inc. and its consolidated subsidiaries (the Company) derives substantially all of its revenues and net income from providing investment management, administration, distribution and related services to the Franklin Templeton funds, institutional accounts and other investment products that operate in the United States, Canada, Europe and other international markets under various rules and regulations set forth by the Securities and Exchange Commission, individual state agencies and foreign governments. Services to the Franklin Templeton funds are provided under contracts that definitively set forth the fees to be charged for these services. The majority of these contracts are subject to periodic review and approval by each fund's Board of Directors/Trustees and shareholders. Currently, no fund represents more than 10% of total revenues. Company revenues are largely dependent on the total value and composition of assets under management, which include domestic and international equity and debt portfolios; accordingly, fluctuations in financial markets and in the composition of assets under management impact revenues and results of operations.


BASIS OF PRESENTATION

The consolidated financial statements are prepared in accordance with generally accepted accounting principles which require the use of estimates made by the Company's management. Certain 1995 and 1994 amounts have been reclassified to conform to 1996 presentation.

The consolidated financial statements include the accounts of Franklin Resources, Inc. and its majority-owned subsidiaries. All material intercompany accounts and transactions are eliminated except the intercompany payable from the banking/finance group to the parent to fund auto and credit card loans. Operating revenues of the banking/finance group are presented net of interest expense and the provision for loan losses. Reported interest expense excludes interest expense attributable to the banking/finance group.

CASH AND CASH EQUIVALENTS

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


INVESTMENT SECURITIES

The Company's investments in the Franklin Templeton funds and other securities available-for-sale are carried at fair value. Fair values for investments in Franklin Templeton funds are based on the last reported net asset value. Fair values for other investments are based on the last reported price on the exchange on which they are traded. Investments not traded on an exchange are carried at management's estimate of fair value.

Realized gains and losses are included in investment income currently based on specific identification. Unrealized gains and losses are reported net of tax as a separate component of stockholders' equity until realized.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to interest-rate swap agreements in effect on a portion of its long-term debt. The differential to be paid or received is accrued as the interest rates change and is recognized over the term of the agreements. The carrying value of these instruments approximated fair value (see Note 6).

LOANS RECEIVABLE

Interest on auto installment loans is accrued principally using the rule of 78s method, which approximates the interest method. Interest on all other loans is accrued using the simple interest method. An allowance for loan losses is established monthly based on historical experience, including delinquency and loss trends. A loan is charged to the allowance when it is deemed to be uncollectible, taking into consideration the value of the collateral, the financial condition of the borrower and other factors. Recoveries on loans previously charged off as uncollectible are credited to the allowance for loan losses.

DEFERRED SALES COMMISSIONS

Sales commissions paid to financial intermediaries in connection with the sale of certain share classes of open-end Franklin Templeton funds are deferred and amortized on a straight-line basis over a period of up to eighteen months for U.S.-based funds, forty months for Canadian-based funds and four years for European funds.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and are depreciated on the straight-line basis over their estimated useful lives. Expenditures for repairs and maintenance are charged to expense when incurred. Leasehold improvements are amortized on the straight-line basis over their estimated useful lives or the lease term, whichever is shorter.

INTANGIBLE ASSETS

At September 30, 1996 and 1995, intangible assets consist principally of the excess of cost over fair market value of the Company's acquisition of Templeton, which is being amortized on a straight-line basis over a period of forty years. The Company has evaluated the potential impairment of goodwill on the basis of the expected future operating cash flows to be derived from this intangible asset in relation to the Company's carrying value and has determined that there is no impairment. Periodically, the Company will review the carrying value of goodwill for potential impairment.

RECOGNITION OF REVENUES

Investment  management,   shareholder  servicing  fees,  investment  income  and
distribution fees are all accrued as earned. Underwriting commissions related to the sale of Franklin Templeton fund shares are recorded on the trade date.

ADVERTISING AND PROMOTION

Costs of advertising and promotion are expensed as the advertising appears in the media.

FOREIGN CURRENCY TRANSLATION

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

EARNINGS PER SHARE

Earnings per share are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents (principally restricted stock and debenture option rights) considered outstanding during each year. The weighted average number of shares and common stock equivalents used in computing earnings per share in 1996, 1995, and 1994 were 83,313,000, 83,114,000, and 83,709,000 for primary and 83,761,000, 84,031,000, and
83,709,000 for fully diluted, respectively.

2. INVESTMENT SECURITIES

Investments at September 30, 1996 and 1995 consisted of the following:

                                                                              1996
                                                                 Gross              Gross
                                            Amortized         Unrealized         Unrealized          Fair
In thousands                                   Cost              Gains             Losses            Value
------------------------                     --------          ---------          ---------       ---------
Investment securities
 available-for-sale:
Franklin Templeton funds                     $116,146           $12,993                 $-            $129,139
Debt                                           10,841               240                  -              11,081
Equities                                        1,578             2,332               (61)               3,849
Other                                          30,068                19                  -              30,087
                                             --------          --------          ---------           ---------
                                             $158,633           $15,584              $(61)            $174,156

Banking/finance group
 investment portfolio:
U.S. treasury and other
 U.S. government agency                       $25,267               $38              $(91)             $25,214
Other                                             110                 1                  -                 111
                                             --------          --------          ---------           ---------
                                              $25,377               $39              $(91)             $25,325

                                                                              1995
                                              ------------------ ----------------- ------------------ -------------------
                                                                    Gross              Gross
                                                Amortized        Unrealized        Unrealized         Fair
In thousands                                      Cost              Gains             Losses          Value
--------------------------------------------- ------------------ ----------------- ------------------ -------------------
Investment securities
 available-for-sale:
Franklin Templeton funds                     $125,253           $14,638           $(5,957)            $133,934
Debt                                           21,031               638              (563)              21,106
Equities                                        2,366            23,895               (68)              26,193
Other                                          26,991               255                (1)              27,245
                                       -------------- ----------------- ------------------ -------------------
                                             $175,641           $39,426           $(6,589)            $208,478
                                       -------------- ----------------- ------------------ -------------------
Banking/finance group
investment portfolio:
U.S. treasury and other
 U.S. government agency                       $23,675               $91             $(222)             $23,544
Other                                             110                 1                 -                  111
                                       -------------- ----------------- ------------------ -------------------
                                              $23,785               $92             $(222)             $23,655


Investments in the Franklin Templeton funds are shares of investment companies for which the Company acts as investment manager.

At September 30, 1996, debt securities, at fair value which approximates amortized cost, are as follows:

                                        Banking/            Other
                                        Finance              Debt
In thousands                             Group            Securities

----------------------------           --------           --------

Maturity:
0-1 year                              $23,190               $2,476
1-5 years                               2,024                4,776
Greater than 5 years                        -                3,829
                                     --------            ---------
                                      $25,214              $11,081


3. BANKING/FINANCE GROUP LOANS AND ALLOWANCE FOR LOAN LOSSES The banking/finance group's loans at September 30, 1996 and 1995 consisted of the following:

In thousands                             1996               1995
-------------------------------        --------           ---------
Auto                                   $284,141            $400,867
Credit card                              87,527              95,040
Other                                     6,387               6,000
                                       --------           ---------
                                        378,055             501,907
Unearned fees and discounts            (23,092)            (42,813)
Allowance for loan losses               (9,564)             (9,081)
                                       --------           ---------
Loans receivable, net                  $345,399            $450,013

Activity in the banking/finance group's allowance for loan losses for the years ended September 30, 1996, 1995, and 1994 was as follows:

In thousands                         1996           1995           1994
----------------------------      ---------      ---------      ---------
Beginning balance                    $9,081         $3,170         $1,472
Provision for loan losses            16,691         17,189          5,415
Loans charged off                  (18,485)       (14,879)        (4,390)
Recoveries                            2,277          3,601            673
----------------------------      ---------      ---------      ---------
Ending balance                       $9,564         $9,081         $3,170



For the years ended September 30, 1996, 1995, and 1994, the interest expense of the banking/finance group included in banking/finance, net and other revenues was $25.6 million, $28.6 million, and $12.2 million, respectively.

The fair value of consumer loans is estimated using interest rates that consider the current credit and interest rate risk inherent in the loans and current economic and lending conditions. At September 30, 1996 and 1995, the carrying value of loans receivable approximated fair value.

The fair values of the banking subsidiary's deposits subject to immediate withdrawal are equal to the amount payable on demand at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using interest rates currently offered on time deposits with similar remaining maturities. At
September 30, 1996 and 1995, the carrying values of deposits subject to immediate withdrawal and of fixed-rate certificates of deposit approximated fair value.

4. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at September 30, 1996 and 1995:

                                     Estimated
                                    Useful Lives
In thousands                          in Years         1996          1995
----------------------------        -----------      --------      ---------
Furniture and equipment                   3-5         $114,228        $88,769
Premises and leasehold
 improvements                            5-35           92,493         70,011
Leased equipment                            5            2,451          7,456
Land                                       --           23,811          9,984
                                                      --------      ---------
                                                       232,983        176,220
Less: Accumulated depreciation
 and amortization                                     (71,370)       (57,592)
                                                      --------      ---------
                                                      $161,613       $118,628





5. SEGMENT INFORMATION
The Company conducts operations in five principal geographic areas of the world: USA, Canada, the Bahamas, Europe and Asia/Pacific. Revenue by geographic area includes fees and commissions charged to customers and fees charged to affiliates. Identifiable assets are those assets used exclusively in the operations of each geographic area.



Information is summarized below:




                                                    1996
                                                                                Adjustment
                                                                                   and
                                                                      Asia/      Elimin-       Consol-
In thousands          USA        Canada      Bahamas     Europe      Pacific      ation        idated
------------        ----------    --------    --------    --------    --------    ---------    ----------
Revenues from:
Unaffiliated
 customers          $1,107,255    $100,602    $174,250     $31,753    $108,708           --    $1,522,568
Affiliates              34,452         509       1,773      13,742       5,982    $(56,458)            --
------------        ----------    --------    --------    --------    --------    ---------    ----------
   Total            $1,141,707    $101,111    $176,023     $45,495    $114,690    $(56,458)    $1,522,568
------------        ----------    --------    --------    --------    --------    ---------    ----------

Operating
 income/
 (loss)               $193,821     $29,131    $115,826        $742     $77,588           --      $417,108
------------        ----------    --------    --------    --------    --------    ---------    ----------
Identifiable
 assets               $848,156     $69,547    $432,088     $24,912    $154,503           --    $1,529,206
Corporate
 assets                     --          --          --          --          --     $844,961       844,961
------------        ----------    --------    --------    --------    --------    ---------    ----------
   Total
    assets            $848,156     $69,547    $432,088     $24,912    $154,503     $844,961    $2,374,167
------------        ----------    --------    --------    --------    --------    ---------    ----------


                                                       1995
------------        ----------    --------    --------    --------    --------    ---------    ----------
                                                                               Adjust-ment
                                                                                   and
                                                                      Asia/      Elimin-       Consol-
In thousands          USA        Canada      Bahamas     Europe      Pacific      ation        idated
------------        ----------    --------    --------    --------    --------    ---------    ----------
Revenues from:
Unaffiliated
 customers            $948,728     $67,326    $133,545     $25,471     $82,727           --    $1,257,797
Affiliates              17,080         492       1,606      10,903       7,160    $(37,241)            --
------------        ----------    --------    --------    --------    --------    ---------    ----------
   Total              $965,808     $67,818    $135,151     $36,374     $89,887    $(37,241)    $1,257,797
------------        ----------    --------    --------    --------    --------    ---------    ----------

Operating
 income/(loss)        $199,615     $22,362     $90,393    $(1,770)     $57,541           --      $368,141
------------        ----------    --------    --------    --------    --------    ---------    ----------

Identifiable
 assets               $819,287     $43,589    $438,859     $23,681    $138,213           --    $1,463,629
Corporate
 assets                     --          --          --          --          --     $781,052       781,052
------------        ----------    --------    --------    --------    --------    ---------    ----------
   Total
    assets            $819,287     $43,589    $438,859     $23,681    $138,213     $781,052    $2,244,681
------------        ----------    --------    --------    --------    --------    ---------    ----------


                                                       1994
------------        ----------    --------    --------    --------    --------    ---------    ----------
                                                                               Adjust-ment
                                                                                   and
                                                                      Asia/      Elimin-       Consol-
In thousands          USA        Canada      Bahamas     Europe      Pacific      ation        idated
------------        ----------    --------    --------    --------    --------    ---------    ----------
Revenues from:
Unaffiliated
 customers          $1,099,405     $50,919    $103,677     $33,509     $55,031           --    $1,342,541
Affiliates               8,699         510       1,040         567       6,214    $(17,030)            --
------------        ----------    --------    --------    --------    --------    ---------    ----------
   Total            $1,108,104     $51,429    $104,717     $34,076     $61,245    $(17,030)    $1,342,541
------------        ----------    --------    --------    --------    --------    ---------    ----------

Operating
 income/
 (loss)               $242,137     $15,978     $70,161    $(1,711)     $40,136           --      $366,701
------------        ----------    --------    --------    --------    --------    ---------    ----------

Identifiable
 assets               $726,224     $39,500    $448,205     $22,443    $139,748           --    $1,376,120
Corporate
 assets                     --          --          --          --          --     $592,638       592,638
------------        ----------    --------    --------    --------    --------    ---------    ----------
   Total
    assets            $726,224     $39,500    $448,205     $22,443    $139,748     $592,638    $1,968,758
Summarized below are the business segments:






                                                         1996
                                       ----------     ----------    ---------
                                                                    Operating
                                      Identifi-able                   Income
In thousands                             Assets        Revenue        (Loss)
-----------------------------            ----------     ----------    ---------
Investment management                    $1,124,229     $1,517,533     $429,348
Banking/finance                             393,598          3,179     (11,090)
Other                                        11,379          1,856      (1,150)
                                         ----------     ----------    ---------
Company totals                           $1,529,206     $1,522,568     $417,108


                                                         1995
                                         ----------     ----------    ---------
Investment management                      $958,200     $1,249,094     $379,288
Banking/finance                             496,059          6,841     (10,217)
Other                                         9,370          1,862        (930)
                                         ----------     ----------    ---------
Company totals                           $1,463,629     $1,257,797     $368,141


                                                         1994
                                         ----------     ----------    ---------
Investment management                      $923,894     $1,328,629     $365,566
Banking/finance                             443,420         12,625        2,537
Other                                         8,806          1,287      (1,402)
                                         ----------     ----------    ---------
Company totals                           $1,376,120     $1,342,541     $366,701




The investment management segment's assets are primarily receivables from, and investments in, Franklin Templeton funds and goodwill from the acquisition of Templeton. The banking/finance segment's assets are primarily investment securities and consumer loans.

6. DEBT
Debt at September 30, 1996 and 1995 was as follows:

                                             1996
                                           Weighted
                                            Average
                                           Effective
                                           Interest
In thousands                                 Rate        1996       1995

                                              -------    -------     -------

Short-Term Debt:
Current maturities of other notes
 and capital lease obligations                     --       $427      $1,283
Commercial paper                                   --         --      85,921
                                              -------    -------     -------
   Total short-term debt                                    $427     $87,204
                                              -------    -------     -------

Long-Term Debt:
Notes payable                                   6.57%   $120,000     $80,000
Commercial paper issued under
 long-term borrowing agreements                 6.04%    128,731     150,000
Subordinated debentures                         6.69%    150,000     150,000
Other notes and capital lease
 obligations                                                 731       2,367
                                                         -------     -------
   Total long-term debt                                 $399,462    $382,367

Maturities of long-term debt excluding other notes and capital lease obligations are as follows (in thousands):



1997                                      $128,731
1998                                        60,000
2001                                        60,000
Thereafter                                 150,000
                                         ---------
                                          $398,731


The Company has two back-up credit agreements with a group of commercial banks that will allow it at its option to refinance the commercial paper up to five years from the closing date, May 17, 1996. In accordance with the Company's intention and ability to refinance these obligations on a long-term basis, the outstanding balance of $128.7 million at September 30, 1996 has been classified long-term. The credit agreements include various restrictive covenants, including: a capitalization ratio, interest coverage ratio, minimum working capital and limitation on additional debt. The Company was in compliance with all covenants as of September 30, 1996.

At September 30, 1996, the Company had interest-rate swap agreements maturing August through September 1999 which effectively fixed interest rates on $125 million of commercial paper. The fixed rates of interest ranged from 6.240% to 6.451%. These financial instruments are placed with major financial institutions. The creditworthiness of the counterparties is subject to continuous review and full performance is anticipated. Any potential loss from failure of the counterparties to perform is deemed to be immaterial. Subsequent to year end, the Company entered into agreements to fix interest rates on an additional $170 million of commercial paper at rates between 6.350% and 6.645%, maturing in years 1998 through 2000 (see Note 14).

During 1994, the Company initiated a $300 million medium-term note program. Notes totaling $120 million were issued during fiscal year 1996. These notes mature at various times from 1998 through 2001. On October 9, 1996, the Company increased the amounts available for issuance under its medium-term note program from $100 million to $500 million.

The subordinated debentures mature on August 3, 2002 and have a fixed interest rate of 6.25% per annum. Under certain circumstances, all or a portion of the debentures could pay additional interest, increasing to a maximum rate of 7.77%. The subordinated debentures have option rights which allow the holder to purchase common shares of the Company at any time during the term of the debentures, for cash or in redemption of the debentures. The Company may redeem the debentures any time after August 3, 1997, or sooner, to the extent options are exercised. The maximum number of shares purchasable under the option rights was 4,721,435 shares at September 30, 1996. The option price ranges from $29.44 to $31.77 per share and the redemption price ranges from 92.68% to 100% of face value, over the remaining term of the debentures (see Note 14).

The fair values of long-term debt are estimated using interest rates currently offered to the Company for debt with similar remaining maturities. The fair value of the option rights attached to the subordinated debentures is calculated based on the Company's closing stock price and the option and redemption prices at the reporting date. At September 30, 1996 and 1995, the fair value of long-term debt approximated its carrying value.



7. INVESTMENT INCOME

In thousands                             1996          1995        1994
----------------------------             ---------    ---------   ---------
Dividends                                  $15,683      $12,873     $10,969
Interest                                    16,787       12,029       6,538
Realized gains, net                         17,271        2,499       1,396
Foreign exchange losses, net                 (394)        (355)       (420)
Other income                                 1,111        2,627       4,220
----------------------------             ---------    ---------   ---------
                                           $50,458      $29,673     $22,703

Substantially all of the Company's dividend income was generated by investments in the Franklin Templeton funds.

8. Taxes on Income

Taxes on income for the years ended September 30, 1996, 1995, and 1994 were comprised of the following:

In thousands                             1996          1995        1994
-----------------------------        ---------     ---------    ---------
Current:
Federal                                    $98,803      $76,350     $87,951
   State                                    23,118       19,969      22,257
   Foreign                                  25,558       20,018      13,717
Deferred (benefit) expenses                (5,979)        1,373    (12,712)
-----------------------------            ---------     ---------    ---------
   Total provision                        $141,500     $117,710    $111,213

Included in income before taxes was $225.7 million, $161.7 million, and $115.3 million of foreign income for the years ended September 30, 1996, 1995, and 1994, respectively.

The major components of the net deferred tax asset (liability) as of September 30, 1996 and 1995 were as follows:

In thousands                                                1996         1995
---------------------------------------------            --------    ---------
Deferred Tax Assets:
State taxes expensed currently, deductible
 in following year                                        $6,608       $5,543
Temporary differences on investment losses                 2,124        3,278
Loan loss reserves                                         3,760        3,868
Deferred compensation                                      1,983          486
Restricted stock compensation plan                        20,016       17,700
Net operating loss carryforwards                          18,203       16,180
Other                                                      5,077        1,478
                                                        --------    ---------
   Total deferred tax assets                              57,771       48,533
                                                        --------    ---------
Valuation allowance for net operating loss
 carryforwards                                          (18,203)     (16,180)
                                                        --------    ---------
Deferred tax assets, net of valuation allowance           39,568       32,353
                                                        --------    ---------

Deferred Tax Liabilities:
Temporary differences on partnership
 earnings                                                 $5,504       $5,516
Capitalized compensation costs                             7,503        6,992
Net unrealized gains on securities                         4,622       11,942
Depreciation on fixed assets                               6,244        4,963
Prepaid expenses                                           6,019        3,309
Other                                                      1,315        1,899
                                                        --------    ---------
   Total deferred tax liabilities                         31,207       34,621
                                                        --------    ---------
Net deferred tax asset (liability)                        $8,361     $(2,268)


At September 30, 1996, there were approximately $20.1 million of foreign net operating loss carryforwards of which approximately $2.8 million expire in 2003 and the remaining have an indefinite life. In addition, there are approximately $192.4 million in state net operating loss carryforwards that expire between 2006 and 2011. A valuation allowance has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the benefit of the loss carryforwards.

A substantial portion of the undistributed earnings of the Company's foreign subsidiaries has been reinvested and is not expected to be remitted to the parent company. Accordingly, no U.S. federal or state income taxes have been provided thereon. At September 30, 1996, the cumulative amount of reinvested income for which no U.S. taxes have been provided was approximately $369 million. Determination of the amount of unrecognized deferred U.S. income tax liability related to such reinvested income is not practicable because of the numerous assumptions associated with this hypothetical calculation; however, foreign tax credits would be available to reduce some portion of this amount.

The following is a reconciliation between the amount of tax expense at the federal statutory rate and taxes on income as reflected in operations for the years ended September 30, 1996, 1995, and 1994, respectively:


In thousands                                 1996        1995        1994
------------------------------------------------------------------------------
-----------------------------------         ---------    --------    --------
U.S. federal statutory rate                       35%         35%         35%
Federal taxes at statutory rate              $159,786    $135,329    $126,882
State taxes, net of federal tax
 effect                                        18,167      12,747      12,944
Foreign earnings subject to reduced
 tax rates for which no U.S. tax is
 provided                                    (43,159)    (32,956)    (25,194)
Other                                           6,706       2,590     (3,419)
-----------------------------------         ---------    --------    --------
Actual tax provision                         $141,500    $117,710    $111,213
-----------------------------------         ---------    --------    --------
Effective tax rate                                31%         30%         31%


9. COMMITMENTS
The Company leases office space (including space from an unconsolidated affiliate) and equipment under long-term operating leases expiring at various dates through fiscal year 2001. Lease expenses were $24.3 million, $21.8 million, and $15.1 million for the fiscal years ended September 30, 1996, 1995, and 1994, respectively.

At September 30, 1996, remaining operating lease commitments were as follows (in thousands):

1997                         $16,970
1998                          14,501
1999                          13,177
2000                          10,362
2001                           4,037
Thereafter                    10,591
                            --------
                             $69,638

At September 30, 1996, the Company's banking/finance group had commitments to extend credit aggregating $481 million principally under its credit card lines.

The Company through certain subsidiaries acts as fiduciary for retirement and employee benefit plans. At September 30, 1996, assets held in trust were approximately $12.8 billion.

10. Dividends

During the years ended September 30, 1996, 1995, and 1994, the Company declared dividends to common stockholders of $0.44, $0.40, and $0.32 per share, respectively.

11. Employee Stock Award and Option Plans

In 1994, the Company implemented an annual incentive plan which provides eligible employees payment of both cash and restricted stock. The costs associated with the annual incentive plan awards are charged to income currently.

The Company has adopted stock option plans which provide for the grant of options to officers and other key employees of the Company to purchase up to 2,358,250 shares of the Company's common stock of which 1,046,513 and 1,099,123 shares were authorized but unissued as of September 30,1996 and 1995, respectively. Terms and conditions (including price, exercise date and number of shares) are determined by the Board of Directors, which administers the plans. At September 30, 1996, options to purchase 188,007 shares were outstanding at prices ranging from $11.82 to $56.44 of which 38,411 shares were exercisable. During 1996, 24,247 shares were granted and 52,610 were exercised.

Beginning with the financial statements for 1997, the Company will be required to make certain additional disclosures as if the fair value-based method of accounting, defined in SFAS 123 "Accounting for Stock-Based Compensation," had been applied to the Company's stock option grants made subsequent to September 30, 1995.

12. Employee Benefit and Incentive Plans

On January 1, 1996, the Company merged its two defined contribution plans. The resulting defined contribution profit sharing 401(k) plan covers eligible U.S. employees. Contributions are based on the Company's prior year's results of operations and are made at the discretion of the Company's Board of Directors. The Company's contribution, including both profit sharing and matching components, was $15.9 million, $13.9 million, and $10.1 million during 1996, 1995, and 1994, respectively.



13. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
                                                  Quarter
                            ------------------------------------------------
In thousands                   First      Second       Third      Fourth

-------------------         -------     -------     -------     --------

1996
Revenues                       $342,614    $393,801    $395,402    $390,751
Net income                      $73,951     $75,212     $81,066     $84,501
Earnings per share:
  Primary                         $0.89       $0.91       $0.98       $1.01
  Fully diluted                   $0.89       $0.91       $0.97       $1.01

1995
Revenues                       $303,711    $298,033    $319,826    $336,227
Net income                      $63,304     $63,040     $69,029     $73,572
Earnings per share:
  Primary                         $0.76       $0.76       $0.84       $0.89
  Fully diluted                   $0.76       $0.76       $0.83       $0.88

1994
Revenues                       $342,313    $365,329    $316,463    $318,436
Net income                      $59,001     $68,601     $60,023     $63,683
Earnings per share:
  Primary                         $0.70       $0.82       $0.72       $0.76
  Fully diluted                   $0.70       $0.82       $0.72       $0.76

14. Subsequent Events

Acquisition

On November 1, 1996, the Company acquired the assets and liabilities of Heine Securities Corporation, Inc. (Heine), the investment advisor to Mutual Series Fund Inc. (Mutual). The transaction has an aggregate value of approximately $615 million. The shareholder of Heine received $550 million in cash and 1.1 million shares of Franklin Resources, Inc. common stock which may not be sold for two years and which are subject to other restrictions. The shareholder will initially invest $150 million of the cash proceeds in Mutual with a minimum balance of $100 million for five years. The Company financed the cash payment from cash and securities on hand, as well as its available commercial paper. As part of the financing for this transaction, the Company entered into swap agreements with major financial institutions which became effective on October 31, 1996 and mature through October 31, 2000. (See Note 6.)

Subordinated Debentures

On November 26, 1996, the holders of the option rights related to the Company's subordinated debentures (see Note 6) have entered into an agreement with the Company to exercise their option rights to receive approximately 2.4 million shares of the Company's common stock in return for approximately $75 million of the subordinated debentures. In addition, the Company has agreed to purchase the remaining $75 million of subordinated debentures and option rights from the holders for approximately $170 million. The Company intends to finance the purchase of the option rights from the proceeds of a new issuance of medium-term notes and cash on hand.


                             PART III


Items 10-13 are incorporated by reference to the Company's definitive proxy statement to be mailed to stockholders in connection with the Annual Meeting of Stockholders to be held January 23, 1997.



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

     (3)(i)(b) Registrant's Certificate of Amendment of Certificate of Incorporation, as filed March 1, 1985, incorporated by reference to Exhibit (3)(ii) to the 1994 Annual Report

     (3)(i)(c) Registrant's Certificate of Amendment of Certificate of Incorporation, as filed April 1, 1987, incorporated by reference to Exhibit (3)(iii) to the 1994 Annual Report

     (3)(i)(d) Registrant's Certificate of Amendment of Certificate of Incorporation, as filed February 2, 1994, incorporated by reference to Exhibit (3)(iv) to the 1994 Annual Report

     (3)(ii) Registrant's By-Laws are incorporated by reference to Form 10 (File No. 06952), incorporated by reference to Exhibit (3)(v) to the 1994 Annual Report

       10.1 Representative Distribution Plan between Templeton Growth Fund, Inc. and Franklin/Templeton Investor Services, Inc. incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 (the "1993 Annual Report")

       10.2 Representative Transfer Agent Agreement between Templeton Growth Fund, Inc. and Franklin/Templeton Investor Services, Inc. incorporated by reference to Exhibit 10.3 to the 1993 Annual Report

       10.3 Representative Investment Management Agreement between Templeton Growth Fund, Inc. and Templeton, Galbraith & Hansberger Ltd. incorporated by reference to Exhibit 10.5 to the 1993 Annual Report

       10.4 Representative Management Agreement between Advisers and the Franklin Group of Funds incorporated by reference to Exhibit
                10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992 (the "1992 Annual Report")

       10.5 Representative Distribution 12b-1 Plan between Distributors and the Franklin Group of Funds incorporated by reference to Exhibit
                10.3 to the 1992 Annual Report

       10.6 Registrant's Amended Annual Incentive Compensation Plan approved January 24, 1995 incorporated by reference to the Company's Proxy Statement filed under cover of Schedule 14A on December 28, 1994 in connection with its Annual Meeting of Stockholders held on January 24, 1995.

       10.7 Registrant's Universal Stock Plan approved January 19, 1994 incorporated by reference to the Company's 1995 Proxy Statement filed under cover of Schedule 14A on December 29, 1993 in connection with its Annual Meeting of Stockholders held on January 19, 1994.

       10.8 Representative Amended and Restated Distribution Agreement between Franklin/Templeton Distributors, Inc. and Franklin Federal Tax-Free Income Fund, incorporated by reference to
                Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 (the "June 1995 Quarterly Report")

       10.9 Representative Distribution 12b-1 Plan for Class II shares between Franklin/Templeton Distributors, Inc. and Franklin Federal Tax-Free Income Fund, incorporated by reference to
                Exhibit 10.2 to the June 1995 Quarterly Report

       10.10 Representative Investment Management Agreement between Templeton Global Strategy SICAV and Templeton Investment Management Limited, incorporated by reference to Exhibit 10.3 to the June 1995 Quarterly Report

       10.11 Representative Sub-Distribution Agreement between Templeton, Galbraith & Hansberger Ltd. and BAC Corp. Securities, incorporated by reference to Exhibit 10.4 to the June 1995 Quarterly Report

       10.12 Representative Dealer Agreement between Franklin/Templeton Distributors, Inc. and Dealer, incorporated by reference to
                Exhibit 10.5 to the June 1995 Quarterly Report

       10.13 Representative Investment Management Agreement between Templeton Investment Counsel, Inc. and Client (ERISA), incorporated by reference to Exhibit 10.6 to the June 1995 Quarterly Report

       10.14 Representative Investment Management Agreement between Templeton Investment Counsel, Inc. and Client (NON-ERISA), incorporated by reference to Exhibit 10.7 to the June 1995 Quarterly Report

       10.15 Representative Amended and Restated Transfer Agent and Shareholder Services Agreement between Franklin/Templeton Investor Services, Inc. and Franklin Custodian Funds, Inc., dated July 1, 1995, incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 (the "1995 Annual Report")

       10.16 Representative Amended and Restated Distribution Agreement between Franklin/Templeton Distributors, Inc. and Franklin Custodian Funds, Inc.,incorporated by reference to Exhibit 10.17 to the 1995 Annual Report.

       10.17    Representative Class II Distribution Plan between
                Franklin/Templeton Distributors, Inc. and Franklin Custodian Funds, Inc., on behalf of its Growth Series, incorporated by reference to Exhibit 10.18 to the 1995 Annual Report.

        10.18 Representative Dealer Agreement between Franklin/Templeton Distributors, Inc. and Dealer, incorporated by reference to
                Exhibit 10.19 to the 1995 Annual Report.

        10.19 Representative Mutual Fund Purchase and Sales Agreement for Accounts of Bank and Trust Company Customers, effective July 1, 1995, incorporated by reference to Exhibit 10.20 to the 1995 Annual Report.

        10.20 Representative Management Agreement between Franklin Value Investors Trust, on behalf of Franklin MicroCap Value Fund, and Franklin Advisers, Inc., incorporated by reference to Exhibit
                10.21 to the 1995 Annual Report.

        10.21 Representative Sub-Distribution Agreement between Templeton, Galbraith & Hansberger Ltd. and Sub-Distributor, incorporated by reference to Exhibit 10.22 to the 1995 Annual Report.

        10.22 Representative Non-Exclusive Underwriting Agreement between Templeton Growth Fund, Inc. and Templeton Franklin Investment Services (Asia) Limited, dated September 18, 1995, incorporated by reference to Exhibit 10.23 to the 1995 Annual Report.

       10.23 Representative Shareholder Services Agreement between Franklin/Templeton Investor Services, Inc. and Templeton Franklin Investment Services (Asia) Limited, dated September 18, 1995, incorporated by reference to Exhibit 10.24 to the 1995 Annual Report.

       10.24 Agreement to Merge the Businesses of Heine Securities Corporation, Elmore Securities Corporation and Franklin Resources, Inc., dated June 25, 1996, incorporated by reference to Exhibit 2 to Registrant's Report on Form 8-K dated June 25, 1996.

       10.25 Subcontract for Transfer Agency and Shareholder Services dated November 1, 1996 by and between Franklin Investor Services, Inc. and PFPC Inc.


       10.26 Representative Sample of Franklin/Templeton Investor Services, Inc. Transfer Agent and Shareholder Services Agreement.

       10.27 Representative Administration Agreement between Templeton Growth Fund, Inc. and Franklin Templeton Services, Inc.

       10.28 Representative Sample of Fund Administration Agreement with Franklin Templeton Services, Inc.

       10.29 Representative Subcontract for Fund Administrative Services between Franklin Advisers, Inc. and Franklin Templeton Services, Inc.

       10.30 Representative Investment Advisory Agreement between Franklin Mutual Series Fund Inc. and Franklin Mutual Advisers, Inc.

       10.31 Representative Management Agreement between Franklin Valuemark Funds and Franklin Mutual Advisers, Inc.

       10.32 Representative Investment Advisory and Asset Allocation Agreement between Franklin Templeton Fund Allocator Series and Franklin Advisers, Inc.

       10.33 Representative Management Agreement between Franklin New York Tax-Free Income Fund, Inc. and Franklin Investment Advisory Services, Inc.

       12    Computation of Ratios of Earnings to Fixed
             Charges

       21    List of Subsidiaries

       23    Consent of Independent Accountants

       27    Financial Data Schedule

(b)  (1)   A Current Report on Form 8-K dated July 25, 1996 was filed on
           July 26, 1996 attaching Registrant's press release dated July 25, 1996 under Items 5 and 7.

     (2) A Current Report on Form 8-K dated October 24, 1996 was filed on October 25, 1996 attaching Registrant's press release dated October 24, 1996 under Items 5 and 7.

     (3) A Current Report on Form 8-K dated November 27, 1996 was filed on November 27, 1996 attaching Registrant's press release dated November 27, 1996 under Items 5 and 7.

(c)       See Item 14(a)(3) above.

(d) No separate financial statements are required; schedules are included in Item 8.



SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANKLIN RESOURCES, INC.

Date:  December 26, 1996           By  /S/  CHARLES B. JOHNSON
                                            Charles B. Johnson, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date:  December 26, 1996           By  /S/  CHARLES B. JOHNSON
                                            Charles B. Johnson, Principal
                                            Executive Officer and Director

Date:  December 26, 1996           By  /S/  HARMON E. BURNS
                                            Harmon E. Burns, Executive Vice
                                            President-Legal and Adminis-
                                            trative,Secretary and Director

Date:  December 26, 1996           By  /S/  MARTIN L. FLANAGAN
                                            Martin L. Flanagan, Treasurer
                                            and Chief Financial Officer

Date:  December 26, 1996           By   /S/ KENNETH A. LEWIS
                                            Kenneth A. Lewis, Controller

Date:  December 26, 1996           By  /S/  JUDSON R. GROSVENOR
                                            Judson R. Grosvenor, Director

Date:  December 26, 1996           By  /S/  F. WARREN HELLMAN
                                            F. Warren Hellman, Director

Date:  December 26, 1996           By  /S/  CHARLES E. JOHNSON
                                            Charles E. Johnson, Director

Date:  December 26, 1996           By  /S/  RUPERT H. JOHNSON, JR.
                                            Rupert H. Johnson, Jr., Director

Date:  December 26, 1996            By  /S/ HARRY O. KLINE
                                            Harry O. Kline, Director

Date:  December 26, 1996            By  /S/ LOUIS E. WOODWORTH
                                            Louis E. Woodworth, Director

Date:  December 26, 1996            By /S/  PETER M. SACERDOTE
                                            Peter M. Sacerdote, Director


                                INDEX OF EXHIBITS

     (3)(i)(a) Registrant's Certificate of Incorporation, as filed November 28, 1969, incorporated by reference to Exhibit (3)(i) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (the "1994 Annual Report")

     (3)(i)(b) Registrant's Certificate of Amendment of Certificate of Incorporation, as filed March 1, 1985, incorporated by reference to Exhibit (3)(ii) to the 1994 Annual Report

     (3)(i)(c) Registrant's Certificate of Amendment of Certificate of Incorporation, as filed April 1, 1987, incorporated by reference to Exhibit (3)(iii) to the 1994 Annual Report

     (3)(i)(d) Registrant's Certificate of Amendment of Certificate of Incorporation, as filed February 2, 1994, incorporated by reference to Exhibit (3)(iv) to the 1994 Annual Report

     (3)(ii) Registrant's By-Laws are incorporated by reference to Form 10 (File No. 06952), incorporated by reference to Exhibit (3)(v) to the 1994 Annual Report

       10.1 Representative Distribution Plan between Templeton Growth Fund, Inc. and Franklin/Templeton Investor Services, Inc. incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 (the "1993 Annual Report")

       10.2 Representative Transfer Agent Agreement between Templeton Growth Fund, Inc. and Franklin/Templeton Investor Services, Inc. incorporated by reference to Exhibit 10.3 to the 1993 Annual Report

       10.3 Representative Investment Management Agreement between Templeton Growth Fund, Inc. and Templeton, Galbraith & Hansberger Ltd. incorporated by reference to Exhibit 10.5 to the 1993 Annual Report

       10.4 Representative Management Agreement between Advisers and the Franklin Group of Funds incorporated by reference to Exhibit
                10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992 (the "1992 Annual Report")

       10.5 Representative Distribution 12b-1 Plan between Distributors and the Franklin Group of Funds incorporated by reference to Exhibit
                10.3 to the 1992 Annual Report

       10.6 Registrant's Amended Annual Incentive Compensation Plan approved January 24, 1995 incorporated by reference to the Company's Proxy Statement filed under cover of Schedule 14A on December 28, 1994 in connection with its Annual Meeting of Stockholders held on January 24, 1995.

       10.7 Registrant's Universal Stock Plan approved January 19, 1994 incorporated by reference to the Company's 1995 Proxy Statement filed under cover of Schedule 14A on December 29, 1993 in connection with its Annual Meeting of Stockholders held on January 19, 1994.

       10.8 Representative Amended and Restated Distribution Agreement between Franklin/Templeton Distributors, Inc. and Franklin Federal Tax-Free Income Fund, incorporated by reference to
                Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 (the "June 1995 Quarterly Report")

       10.9 Representative Distribution 12b-1 Plan for Class II shares between Franklin/Templeton Distributors, Inc. and Franklin Federal Tax-Free Income Fund, incorporated by reference to
                Exhibit 10.2 to the June 1995 Quarterly Report

       10.10 Representative Investment Management Agreement between Templeton Global Strategy SICAV and Templeton Investment Management Limited, incorporated by reference to Exhibit 10.3 to the June 1995 Quarterly Report

       10.11 Representative Sub-Distribution Agreement between Templeton, Galbraith & Hansberger Ltd. and BAC Corp. Securities, incorporated by reference to Exhibit 10.4 to the June 1995 Quarterly Report

       10.12 Representative Dealer Agreement between Franklin/Templeton Distributors,Inc. and Dealer, incorporated by reference to
                Exhibit 10.5 to the June 1995 Quarterly Report

       10.13 Representative Investment Management Agreement between Templeton Investment Counsel, Inc. and Client (ERISA), incorporated by reference to Exhibit 10.6 to the June 1995 Quarterly Report

       10.14 Representative Investment Management Agreement between Templeton Investment Counsel, Inc. and Client (NON-ERISA), incorporated by reference to Exhibit 10.7 to the June 1995 Quarterly Report

       10.15 Representative Amended and Restated Transfer Agent and Shareholder Services Agreement between Franklin/Templeton Investor Services, Inc. and Franklin Custodian Funds, Inc., dated July 1, 1995, incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 (the "1995 Annual Report")

       10.16 Representative Amended and Restated Distribution Agreement between Franklin/Templeton Distributors, Inc. and Franklin Custodian Funds, Inc.,incorporated by reference to Exhibit 10.17 to the 1995 Annual Report.

       10.17    Representative Class II Distribution Plan between
                Franklin/Templeton Distributors, Inc. and Franklin Custodian Funds, Inc., on behalf of its Growth Series, incorporated by reference to Exhibit 10.18 to the 1995 Annual Report.

        10.18 Representative Dealer Agreement between Franklin/Templeton Distributors,Inc. and Dealer, incorporated by reference to
                Exhibit 10.19 to the 1995 Annual Report.

        10.19 Representative Mutual Fund Purchase and Sales Agreement for Accounts of Bank and Trust Company Customers, effective July 1, 1995, incorporated by reference to Exhibit 10.20 to the 1995 Annual Report.

        10.20 Representative Management Agreement between Franklin Value Investors Trust, on behalf of Franklin MicroCap Value Fund, and Franklin Advisers, Inc., incorporated by reference to Exhibit
                10.21 to the 1995 Annual Report.

        10.21 Representative Sub-Distribution Agreement between Templeton, Galbraith & Hansberger Ltd. and Sub-Distributor, incorporated by reference to Exhibit 10.22 to the 1995 Annual Report.

        10.22 Representative Non-Exclusive Underwriting Agreement between Templeton Growth Fund, Inc. and Templeton Franklin Investment Services (Asia) Limited, dated September 18, 1995, incorporated by reference to Exhibit 10.23 to the 1995 Annual Report.

       10.23 Representative Shareholder Services Agreement between Franklin/Templeton Investor Services, Inc. and Templeton Franklin Investment Services (Asia) Limited, dated September 18, 1995, incorporated by reference to Exhibit 10.24 to the 1995 Annual Report.

       10.24 Agreement to Merge the Businesses of Heine Securities Corporation, Elmore Securities Corporation and Franklin Resources, Inc., dated June 25, 1996, incorporated by reference to Exhibit 2 to Registrant's Report on Form 8-K dated June 25, 1996.

       10.25 Subcontract for Transfer Agency and Shareholder Services dated November 1,1996 by and between Franklin Investor Services, Inc. and PFPC Inc.

       10.26 Representative Sample of Franklin/Templeton Investor Services, Inc. Transfer Agent and Shareholder Services Agreement.

       10.27 Representative Administration Agreement between Templeton Growth Fund, Inc. and Franklin Templeton Services, Inc.

       10.28 Representative Sample of Fund Administration Agreement with Franklin Templeton Services, Inc.

       10.29 Representative Subcontract for Fund Administrative Services between Franklin Advisers, Inc. and Franklin Templeton Services, Inc.

       10.30 Representative Investment Advisory Agreement between Franklin Mutual Series Fund Inc. and Franklin Mutual Advisers, Inc.

       10.31 Representative Management Agreement between Franklin Valuemark Funds and Franklin Mutual Advisers, Inc.

       10.32 Representative Investment Advisory and Asset Allocation Agreement between Franklin Templeton Fund Allocator Series and Franklin Advisers, Inc.

       10.33 Representative Management Agreement between Franklin New York Tax-Free Income Fund, Inc. and Franklin Investment Advisory Services, Inc.

       12    Computation of Ratios of Earnings to Fixed
             Charges

       21    List of Subsidiaries

       23    Consent of Independent Accountants

       27    Financial Data Schedule

(b) (1) A Current Report on Form 8-K dated July 25, 1996 was filed on July 26, 1996 attaching Registrant's press release dated July 25, 1996 under Items 5 and 7.

    (2) A Current Report on Form 8-K dated October 24, 1996 was filed on October 25, 1996 attaching Registrant's press release dated October 24, 1996 under Items 5 and 7.

    (3) A Current Report on Form 8-K dated November 27, 1996 was filed on November 27, 1996 attaching Registrant's press release dated November 27, 1996 under Items 5 and 7.

(c)       See Item 14(a)(3) above.

(d) No separate financial statements are required; schedules are included in Item 8.