Form 10-Q
period 1996-12-31
FRANKLIN RESOURCES INC
filed 1997-02-14
CIK 38777

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES  EXCHANGE ACT OF 1934 For  Quarterly  Period
                  Ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

            For the transition period from _________ to______________ Commission File No. 1-9318

                            FRANKLIN RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

                               Delaware 13-2670991
                   (State or other jurisdiction (IRS Employer
              of incorporation or organization) Identification No.)

                 777 Mariners Island Blvd., San Mateo, CA 94404
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (415) 312-2000
              (Registrant's telephone number, including area code)
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Outstanding:126,094,683 shares,common stock, par value $.10 per share at January 31,1997

PART I -FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements


FRANKLIN RESOURCES, INC.
Consolidated Statements of Income
Unaudited
                                                        Three months ended
                                                            December 31
(In thousands, except per share data)                 1996              1995
--------------------------------------------------------------------------------

Operating revenues:
   Investment management fees                     $275,674          $202,228
   Underwriting and distribution fees              136,486           119,036
   Shareholder servicing fees                       24,828            20,796
   Banking/finance, net and other                    3,051               554
--------------------------------------------------------------------------------
      Total operating revenues                     440,039           342,614
--------------------------------------------------------------------------------

Operating expenses:
   Underwriting and distribution                   142,918           116,061
   Employee related                                 99,571            76,862
   General and administrative                       45,990            30,192
   Advertising and promotion                        18,666            15,525
   Amortization of intangibles                       7,345             4,841
--------------------------------------------------------------------------------
      Total operating expenses                     314,490           243,481
--------------------------------------------------------------------------------

Operating income                                   125,549            99,133

Other income/(expenses):
   Investment and other income                      19,608            10,665
   Interest expense                                 (8,173)           (2,623)
--------------------------------------------------------------------------------
      Other income/(expenses), net                  11,435             8,042
--------------------------------------------------------------------------------

Income before taxes on income                      136,984           107,175
Taxes on income                                     40,755            33,224

--------------------------------------------------------------------------------
Net income                                         $96,229           $73,951
--------------------------------------------------------------------------------

Earnings per share:
   Primary                                           $0.76             $0.59
   Fully diluted                                     $0.76             $0.59
Dividends per share                                  $0.08             $0.07


The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN RESOURCES, INC.
Consolidated Balance Sheets
Unaudited


                                                  As of            As of
                                              December 31      September 30
(In thousands)                                    1996              1996
--------------------------------------------------------------------------------

ASSETS:
Current assets:
   Cash and cash equivalents                    $267,194        $483,975
   Receivables:
      Fees from Franklin Templeton funds         145,845         133,453
      Other                                       13,510          54,727
   Investment securities, available for sale     171,075         174,156
   Prepaid expenses and other                     12,134           9,952

-----------------------------------------------------------------------------
      Total current assets                       609,758         856,263
-----------------------------------------------------------------------------

Banking/Finance assets:
   Cash and cash equivalents                      13,169          18,214
   Loans receivable, net                         335,629         345,399
   Investment securities, available for sale      25,470          25,325
   Other                                           4,394           4,660

-----------------------------------------------------------------------------
      Total banking/finance assets               378,662         393,598
-----------------------------------------------------------------------------

Other assets:
   Deferred sales commissions, net                22,868          24,316
   Property and equipment, net                   166,038         161,613
   Intangible assets, net of $81,377
     and $74,027 accumulated amortization,
     respectively                              1,250,757         641,983
   Receivable from banking/finance group         228,032         236,532
   Other                                          70,639          59,862

-----------------------------------------------------------------------------
      Total other assets                       1,738,334       1,124,306
-----------------------------------------------------------------------------

       Total assets                           $2,726,754      $2,374,167
=============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN RESOURCES, INC.
Consolidated Balance Sheets
Unaudited
                                                   As of            As of
                                                December 31     September 30
(In thousands)                                     1996             1996
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
   Accrued employee related                      $57,276         $77,935
   Commissions payable                            31,413          28,067
   Income taxes payable                           53,759          27,673
   Short-term debt                               150,532             427
   Other                                          39,797          48,099
-----------------------------------------------------------------------------
      Total current liabilities                  332,777         182,201
-----------------------------------------------------------------------------

Banking/finance liabilities:
   Deposits:
       Interest bearing                          115,933         125,124
       Non-interest bearing                        7,005           6,095
   Payable to parent                             228,032         236,532
   Other                                           1,874           1,725
-----------------------------------------------------------------------------
      Total banking/finance liabilities          352,844         369,476
-----------------------------------------------------------------------------

Other Liabilities:
   Long-term debt                                468,320         399,462
   Other                                          24,569          22,437
-----------------------------------------------------------------------------
      Total other liabilities                    492,889         421,899
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
       Total liabilities                       1,178,510         973,576
-----------------------------------------------------------------------------

Stockholders' equity:
   Preferred stock, $1.00 par value,
     1,000,000 shares authorized;
     none issued

   Common stock, $.10 par value,
    500,000,000 shares authorized;
    126,084,224 and 82,264,982
    shares issued; 126,083,558
    and 80,272,131 shares
    outstanding, respectively                     12,608           8,226

   Capital in excess of par value                 83,671         101,226
   Retained earnings                           1,452,446       1,370,513
   Less cost of treasury stock                       (49)        (90,301)
   Other                                            (432)         10,927
-----------------------------------------------------------------------------
      Total stockholders' equity               1,548,244       1,400,591
-----------------------------------------------------------------------------

       Total liabilities and
          stockholders' equity                $2,726,754      $2,374,167
=============================================================================
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN RESOURCES, INC.
Consolidated Statements of Cash Flows
Unaudited
                                                     Three months ended
(In thousands)                                       Dec-96      Dec-95
-----------------------------------------------------------------------------
Net income                                           $96,229     $73,951

Adjustments  to  reconcile   net  income
     to  net  cash  provided  by
     operating activities:
Decrease in receivables,
     prepaid expenses and other current assets        28,076      21,420
Decrease (increase) in deferred sales
     commissions, net                                  1,448      (8,396)
Decrease in other current liabilities                 (9,237)     (5,849)
Increase in income taxes payable                      26,085      26,330
Increase in commissions payable                        3,346          71
Increase/(decrease) in accrued employee related       (3,429)      3,165
Depreciation and amortization                         13,603      10,093
Realized gains on disposition of assets              (10,866)     (3,479)
-----------------------------------------------------------------------------
Net cash provided by operating activities            145,255     117,306
-----------------------------------------------------------------------------

Purchase of investments                              (32,247)    (14,897)
Liquidation of investments                            33,313      11,751
Purchase of banking/finance investments               (9,129)    (30,350)
Liquidation of banking/finance investments             9,000      31,172
Originations of banking/finance loans receivable     (31,662)     (8,692)
Collections of banking/finance loans receivable       42,119      38,174
Purchase of property and equipment                    (9,957)     (9,249)
Acquisition of assets and liabilities of Heine
   Securities Corporation                           (550,536)         -
-----------------------------------------------------------------------------
Net cash provided by (used in) investing
 activities                                         (549,099)     17,909
-----------------------------------------------------------------------------

Decrease in bank deposits                             (8,281)     (3,878)
Exercise of common stock options                       1,085         301
Dividends paid on common stock                        (8,830)     (8,109)
Purchase of treasury stock                            (6,800)    (50,682)
Issuance of debt                                     371,072         146
Payments on debt                                     (74,123)    (11,504)
Purchase of option rights from subordinated
  debenture holders                                  (91,685)          -
Other                                                   (420)          -
------------------------------------------------------------------------------
Net cash provided by (used in) financing
activities                                           182,018     (73,726)
------------------------------------------------------------------------------
Increase(decrease) in cash and cash equivalents     (221,826)     61,489
Cash and cash equivalents, beginning of period       502,189     261,699
-----------------------------------------------------------------------------
Cash and cash equivalents, end of period            $280,363    $323,188
-----------------------------------------------------------------------------

Supplemental disclosure of non-cash information:
    Value of stock issued for Heine acquisition      $65,558           -
    Value of stock issued for redemption of
     debentures                                      $75,015           -
    Value of common stock issued in other
     transactions                                    $26,444     $17,706

The accompanying notes are an integral part of these consolidated financial statements.

                            FRANKLIN RESOURCES, INC.
                    Notes to Consolidated Financial Statements
                                December 31, 1996
                                   (Unaudited)

1.    Basis of Presentation

The unaudited interim consolidated financial statements of Franklin Resources, Inc. (the "Company") included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all appropriate adjustments necessary to a fair presentation of the results of operations have been made for the periods shown. All adjustments are of a normal recurring nature. Certain prior year amounts have been reclassified to conform to current year presentation. The number of shares used for purposes of calculating earnings per share and all per share data have been adjusted for both periods presented to reflect a three-for-two stock split paid on January 15, 1997. Stockholders' equity as of September 30, 1996 has not been restated. These financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended September 30, 1996.

2.   Debt

During October, 1996 the Company issued $270.8 million in commercial paper as part of the financing of the Heine transaction (see below).

During December, 1996 the holders of the option rights related to the Company's $150 million of subordinated debentures exercised their rights to receive approximately 2.4 million shares of the Company's common stock in return for approximately $75 million of the subordinated debentures. In addition, the Company purchased the remaining $75 million of subordinated debentures and associated option rights, representing approximately 2.4 million shares, from the holders for approximately $165.8 million plus accrued interest. This transaction was financed in part through the issuance of $100 million in medium-term notes, maturing in years 1998 through 1999 with coupon rates from 6.02% to 6.19%. No material gain or loss was recognized on this transaction.

At December 31, 1996, the Company had interest-rate swap agreements, maturing in years 1998 through 2000, which effectively fixed interest rates on $295.0 million of commercial paper. The fixed rates of interest ranged from 6.24% to 6.65%. These financial instruments are placed with major financial institutions. The creditworthiness of the counterparties is subject to continuous review and full performance is anticipated. Any potential loss from failure of the counterparties to perform is deemed to be immaterial. As of December 31, 1996, the weighted average effective interest rate, including the effect of interest-rate swap agreements, was 6.09% on approximately $620 million of outstanding commercial paper and medium-term notes.

3. Acquisition

On November 1, 1996, the Company acquired the assets and liabilities of Heine Securities Corporation ("Heine"), the former investment advisor to Mutual Series Fund Inc. and other funds and private accounts ("Mutual"). One of the Company's subsidiaries, Franklin Mutual Advisers, Inc. ("FMAI"), now serves as the investment adviser to Mutual. This transaction (the "Acquisition") had an aggregate value of approximately $616 million. Heine received $550 million in cash and 1.1 million pre-split shares of the Company's common stock which may not be sold for two years and which are subject to other restrictions. The Acquisition has been accounted for using the purchase method of accounting. The excess of the purchase price over the fair values of the net assets acquired was recorded as intangibles, principally the value of management contracts, which is being amortized over 35 years.

The  results  of  operations  of FMAI have  been  included  in the  accompanying consolidated statements of income from November 1, 1996, the date of the Acquisition. Proforma combined results of operations are not presented because the results of operations as reported in the accompanying consolidated statements of income would not have been materially different.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Franklin Resources, Inc. and its majority-owned subsidiaries (the "Company") derives substantially all of its revenue and net income from providing investment management and administration, distribution, shareholder servicing and related services to the Franklin Templeton funds, managed accounts and other investment products. The Company's revenues are derived largely from the amount and composition of assets under management. The Company has a diversified base of assets under management and a full range of investment management products and services to meet the needs of a variety of individuals and institutions.

I.  Material Changes in Results of Operations Results of operations


                                      Three months ended
                                          December 31           %
(In millions)                          1996         1995      Change
--------------------------------------------------------------------------
Net income                            $96.2        $74.0        30%
Earnings per share
     Primary                           $.76         $.59        29%
     Fully-diluted                     $.76         $.59        29%

Operating margin                         29%          29%
------------------------------------------------------------------------

Net income during the quarter ended December 31, 1996 increased as compared to the same quarter in the previous fiscal year primarily due to an increase in investment management fees as a result of higher average assets under management and to realized gains from the disposition of some of the Company's investment portfolio, the proceeds of which were used to fund portions of the Acquisition. The Acquisition became effective November 1, 1996. The earnings for the quarter, therefore, included two months of post-Acquisition results. The effect of the Acquisition on consolidated revenues, net income and earnings per share for the quarter was not material. Previously reported earnings per share have been restated for both periods to reflect the three-for-two stock split payable on January 15, 1997 for shareholders of record on December 31, 1996.

Operating revenues will continue to be dependent upon the amount and composition of assets under management, mutual fund sales, and the number of mutual fund investors and institutional clients. Operating expenses are expected to increase with the Company's ongoing expansion, the increase in competition and the Company's commitment to improve its products and services. These endeavors will likely result in an increase in advertising and promotion expenses, employment costs and general and administrative expenses.

The contributions to the Company's operating profit from its non-U.S. operations increased in 1996 principally as a result of increased fee revenues from investment management services provided by its foreign subsidiaries. This trend will continue to be dependent on the amount and composition of assets managed by the Company's non-U.S. subsidiaries. There have been no significant changes to the Company's limited exposure to fluctuations in global currency markets.


Assets under management
                                              As of
                                           December 31             %
(In billions)                            1996       1995        Change
------------------------------------------------------------------------------

Franklin Templeton Group:
Fixed-income funds:
   Tax-free                             $43.2      $41.9            3%
   U.S. government fixed-income
     (primarily GNMA's)                  15.6       16.8           (7%)
   Taxable and tax-free money funds       2.9        2.7            7%
   Global/international
     fixed-income                         3.0        2.9            3%
---------------------------------------------------------------------------
      Total fixed-income funds           64.7       64.3            1%
---------------------------------------------------------------------------

Equity/income funds:
   Global/international equity           52.5       36.7           43%
   U.S. equity/income                    20.3       16.7           22%
   Mutual Series funds                   19.4         -             -
---------------------------------------------------------------------------
      Total equity/income funds          92.2       53.4           73%

Total Franklin Templeton fund assets    156.9      117.7           33%

---------------------------------------------------------------------------

Franklin Templeton
institutional assets                     24.0       17.4           38%
---------------------------------------------------------------------------

Total Franklin Templeton Group         $180.9     $135.1           34%
===========================================================================


Changes in assets under management

                                            Three months ended
                                               December 31           %
(In billions)                              1996          1995     Change
------------------------------------------------------------------------------
Assets under management - beginning      $151.5       $130.8          16%
Mutual acquisition                         18.6          -             -
Sales & reinvestments, net of
   underwriting  commissions               11.7          7.4          58%
Redemptions                                (8.5)        (5.0)         70%
Market appreciation                         7.6          1.9         300%
------------------------------------------------------------------------------
Assets under management - ending         $180.9       $135.1          34%
------------------------------------------------------------------------------
Monthly average assets under
  management                             $166.3       $132.1          26%
------------------------------------------------------------------------------

The Company's assets under management were $180.9 billion at December 31, 1996, which included $19.9 billion in assets as a result of the Acquisition, an increase of $29.3 billion (19%) from September 30, 1996 and an increase of $45.8 billion (34%) from December 31, 1995. These increases were also the result of both net sales and market appreciation.

Fixed income funds represented 36% of assets under management as of December 31, 1996, down from 48% a year ago primarily as a result of the impact of Mutual's assets on the Company's product mix.

Equity/income funds grew to 51% of assets under management as of December 31, 1996, up from 40% a year ago. This increase was primarily the result of the addition of $19.4 billion of Mutual assets under management to the Company's equity/income mix. However, U.S. equity/income funds, excluding Mutual assets, increased 22% from levels a year ago due to both net sales and market appreciation. Global/international equity funds' assets under management were up 43% from levels a year ago.

Institutional assets, comprised predominantly of global/international portfolios, represented 13% of assets under management as of December 31, 1996, the same percentage as a year ago, even though they increased 38% from levels a year ago. This increase is consistent with the growth experienced by the Company's other equity products. The Company is strongly committed to the institutional account area and intends to continue the expansion of the services it provides in this area.


Operating revenue

                                        Three months ended
                                            December 31         %
(In millions)                            1996        1995     Change
-------------------------------------------------------------------------
Investment management fees             $275.6      $202.2        36%
Underwriting and distribution fees      136.5       119.0        15%
Shareholder servicing fees               24.8        20.8        19%
Banking/finance, net and other            3.1          .6       417%
=========================================================================
   Total operating revenues            $440.0      $342.6        28%
=========================================================================

The Company's revenues from investment management fees are derived primarily from contractual fixed-fee arrangements that are based upon the level of assets under management with open-end and closed-end investment companies and managed accounts. Under the various investment management agreements, annual rates vary and generally decline as the average net assets of the portfolios exceed certain threshold levels. Investment management fees charged to Franklin Templeton funds are reviewed and approved annually by each fund's Board of Directors/Trustees. There have been no significant changes in the management fee structures for the Franklin Templeton Group in the period under review. Investment management fees increased primarily due to the 36% increase in equity assets as well as the addition of Mutual.

Revenues from underwriting commissions are earned primarily from fund sales. Most sales of Franklin Templeton funds include a sales commission, of which a significant portion is reallowed to selling intermediaries. Certain subsidiaries of the Company act as distributors for its sponsored funds and receive distribution fees, including 12b-1 fees, from those funds in reimbursement for distribution expenses incurred up to a maximum allowed by each fund. A significant portion of distribution fees are reallowed to selling intermediaries. Distribution fees are typically based on levels of assets under management.

Underwriting and distribution fees increased 15% over the same period last year primarily as a result of increased retail mutual fund sales partially offset by a decrease in effective commission rates. Effective commission rates declined as relative sales of products with lower commission rates, such as Class II shares and annuity products increased.

Shareholder servicing fees are generally fixed charges per account which vary with the particular type of fund and the service being rendered. Shareholder servicing fees increased in part as a result of a 27% increase in retail fund shareholder accounts to 6.2 million from 4.9 million a year ago. Some of the increase in shareholder accounts was due to the impact of the addition of approximately .6 million Mutual shareholders. Effective January 1, 1997, approximately 85 of the Company's U.S. mutual funds, consisting of approximately
3.3 million shareholder accounts, implemented an average annual increase in shareholder servicing fees of approximately $5.30 per account.

Banking/finance, net and other
                                      Three months ended
                                          December 31        %
(In millions)                          1996       1995     Change
-----------------------------------------------------------------------
Revenues                              $10.2      $12.9       (21%)
Provision for loan losses              (1.3)      (5.3)      (75%)
Interest expense                       (5.8)      (7.0)      (17%)
=======================================================================
Total banking, finance, net
  and other                            $3.1        $.6       417%
=======================================================================

Compared to the corresponding period in the prior year, banking/finance, net and other revenues increased principally due to decreases in the provision for loan losses. Charge-offs decreased $2.6 million (63%) and delinquencies decreased $10.3 million (38%) compared to the same period in the prior year. Revenues decreased principally due to an 18% decrease in average loans outstanding as a result of net paydowns of dealer auto loans. Interest expense decreased in the period due to a $96.3 million (21%) reduction in the borrowing requirements of the banking/finance group.


Operating expenses

                                       Three months ended
                                          December 31         %
(In millions)                           1996       1995     Change
------------------------------------------------------------------------
Underwriting and distribution         $142.9     $116.1       23%
Employee related                        99.6       76.9       30%
General and administrative              46.0       30.2       52%
Advertising and promotion               18.7       15.5       21%
Amortization of intangible assets        7.3        4.8       52%
========================================================================
   Total operating expenses           $314.5     $243.5       29%
========================================================================

Increases in operating expenses principally resulted from the general expansion of the Company's business and the Acquisition.

Underwriting and distribution includes sales commissions and distribution fees paid to brokers and other third party intermediaries. Generally distribution expenses increased at a greater rate than distribution revenues because of the relatively higher growth in the sales of Class II shares and similar products sold primarily by the Company's Canadian subsidiary.

While Class II shares will increase distribution expenses of the Company and will utilize the Company's capital resources over the short term, the Company believes that Class II shares will result in an overall increase in assets under management by expanding distribution of fund shares. Sales of Class II shares represented approximately 14% and 10% of total U.S.-based long-term mutual fund new sales for the three-month periods ended December 31, 1996 and 1995, respectively.

Employee related costs increased 30% over the same period in 1995 as a result of a 12% increase in the number of employees, increases in the Company's incentive compensation related to the Company's increased earnings and additional employee related costs associated with the Acquisition.

General and administrative expenses increased during the period due principally to higher technology and facilities costs related to the expansion of the Company's business.

Advertising and promotion expenses increased during the comparative three-month period mainly due to periodic variations in media advertising and the timing of marketing campaigns.

Amortization of intangible assets increased as a result of approximately $615 million of additional intangibles related to the Acquisition.


Other income/(expenses)

                                      Three months ended
                                          December 31         %
(In millions)                           1996       1995     Change
-----------------------------------------------------------------------
Investment and other income            $19.6      $10.6        85%
Interest expense                        (8.2)      (2.6)      215%
=======================================================================
Other income (expenses), net           $11.4       $8.0        43%
=======================================================================

The increase in investment income primarily resulted from realized gains from the sale of investment securities, the proceeds of which were used for funding the Acquisition.

Interest expense increased primarily due to a $174.0 million increase in commercial paper and a $140.0 million increase in medium-term notes outstanding during the current period as compared to the same period a year ago, partially offset by a $150 million reduction in subordinated debentures. The Company's overall weighted average effective interest rate at December 31, 1996, including the effect of interest-rate swap agreements, was 6.09% on $620.0 million of outstanding commercial paper and medium-term notes as compared to 6.21% on $456.0 million of debt outstanding at December 31, 1995.

At December 31, 1996, the Company had interest-rate swap agreements outstanding with an aggregate notional amount of $295.0 million, maturing in years 1998 through 2000, under which the Company paid fixed rates of interest ranging from 6.24% to 6.65%.

The effective tax rate decreased slightly to 30% of pretax income. The effective tax rate will continue to be reflective of the relative contributions of foreign earnings which are subject to reduced tax rates and are not currently includable in U.S. taxable income.


II.  Material Changes in Financial Condition, Liquidity and Capital Resources

As of December 31, 1996, stockholders' equity approximated $1.5 billion compared
to   approximately   $1.4  billion  at  September  30,  1996.  The  increase  in stockholders' equity was primarily a result of increased net income and the issuance of 1.1 million pre-split shares in connection with the Acquisition. Cash provided by operating activities at December 31, 1996 increased $27.9 million from $117.3 million at December 31, 1995 also as a result of net income. The Company used net cash of $549.1 million during the period for investing activities primarily for the Acquisition. Net cash provided by financing activities during the period was $182.0 million primarily as a result of the issuance of $371.1 million in medium-term notes and commercial paper which was partially offset by payment on debt of $74.5 million and the purchase of option rights related to the subordinated debentures of $91.7 million. During the period, the Company paid $8.8 million in dividends to stockholders and purchased
 .1 million shares of its common stock for $6.8 million. As of December 31, 1996, the Company had 5.7 million shares remaining under its authorized repurchase program. The Company will continue from time to time to purchase its own shares in the open market and in private transactions for use in connection with various corporate employee incentive programs and when it believes the market price of its shares merits such action.

At December 31, 1996, the Company held liquid assets of $598.9 million, including $280.4 million in cash and cash equivalents, as compared to $889.9 million and $502.2 million, respectively at September 30, 1996. The Company maintains a $400 million commercial paper program and a $500 million medium-term note program. The Company has also established two revolving credit and competitive auction facilities as back-up for the commercial paper program. At December 31, 1996, total back-up credit facilities were $400 million of which $150 million was under a 364-day revolving credit facility. The remaining $250 million back-up facility has a five-year term. At December 31, 1996, approximately $400 million was available to the Company under unused credit facilities.

Management expects that the principal needs for cash will be to fund increased property and equipment acquisitions, pay shareholder dividends, repurchase shares of the Company's common stock, repay debt and advance sales commissions for Class II shares and Canadian products. Management believes that the Company's existing liquid assets, together with the expected continuing cash flow from operations, its ability to issue stock, and its borrowing capacity under current credit facilities, will be sufficient to meet its present and reasonably foreseeable cash needs.

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

Exhibit 3(i)(c)  Registrant's Certificate of Amendment of Certificate of
                 Incorporation,   as  filed  April  1,  1987,   incorporated  by
                 reference to Exhibit(3)(iii) to the 1994 Annual Report

Exhibit 3(i)(d) Registrant's Certificate of Amendment of Certificate of Incorporation, as filed February 2, 1994, incorporated by reference to Exhibit (3)(iv) to the 1994 Annual Report

Exhibit(3)(ii)   Registrant's  By-Laws are  incorporated by reference to Exhibit
                 3(v) to Registrant's  Form 10-Q for the Quarterly  Period ended
                 December 31, 1994.

Exhibit 11       Computations of per share earnings.

Exhibit 12       Computations of ratios of earnings to fixed charges

Exhibit 27       Financial Data Schedule

(b)   Reports on Form 8-K:

       (i) Form 8-K dated October 25, 1996 reporting under Item 5 "Other Events" the filing of an earnings press release by the Registrant on October 25, 1996 and including said press release as an Exhibit under Item 7 "Financial Statements and Exhibits".

      (ii) Form 8-K dated October 31, 1996 reporting under Item 2 "Acquisition of Asset" of the consummation of the acquisition of certain assets and liabilities of Heine Securities Corporation including a press release and certain related agreements as Exhibits under Item 7 "Financial Statements, Pro Forma Information and Exhibits".

      (iii) Form 8-K dated November 27, 1996 reporting under Item 5 "Other Events" on the Registrant's repurchase of certain of its debt securities, including a press release issued November 27, 1996 as an Exhibit under Item 7 "Financial Statements and Exhibits".

       (iv) Form 8-K dated January 23, 1997 reporting under Item 5 "Other Events" the filing of an earnings press release by the Registrant on January 23, 1997 and including said press release as an Exhibit under Item 7 "Financial Statements and Exhibits".

                                      SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 FRANKLIN RESOURCES, INC.
                                   Registrant



Date: February 14, 1997            /S/ Martin L. Flanagan
                                   ---------------------------
                                   MARTIN L. FLANAGAN
                                   Senior Vice President,
                                   Treasurer and Chief
                                   Financial Officer

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

Exhibit 3(i)(c)  Registrant's Certificate of Amendment of Certificate of
                 Incorporation,   as  filed  April  1,  1987,   incorporated  by
                 reference to Exhibit(3)(iii) to the 1994 Annual Report

Exhibit 3(i)(d) Registrant's Certificate of Amendment of Certificate of Incorporation, as filed February 2, 1994, incorporated by reference to Exhibit (3)(iv) to the 1994 Annual Report

Exhibit(3)(ii)   Registrant's  By-Laws are incorporated by reference to
                 Exhibit 3(v) to Registrant's Form 10-Q for the Quarterly Period ended December 31, 1994.

Exhibit 11       Computations of per share earnings.

Exhibit 12       Computations of ratios of earnings to fixed charges

Exhibit 27       Financial Data Schedule

(b)   Reports on Form 8-K:

       (i) Form 8-K dated October 25, 1996 reporting under Item 5 "Other Events" the filing of an earnings press release by the Registrant on October 25, 1996 and including said press release as an Exhibit under Item 7 "Financial Statements and Exhibits".

      (ii) Form 8-K dated October 31, 1996 reporting under Item 2 "Acquisition of Asset" of the consummation of the acquisition of certain assets and liabilities of Heine Securities Corporation including a press release and certain related agreements as Exhibits under Item 7 "Financial Statements, Pro Forma Information and Exhibits".

      (iii) Form 8-K dated November 27, 1996 reporting under Item 5 "Other Events" on the Registrant's repurchase of certain of its debt securities, including a press release issued November 27, 1996 as an Exhibit under Item 7 "Financial Statements and Exhibits". an Exhibit under Item 7 "Financial Statements and Exhibits".

      (iv) Form 8-K dated January 23, 1997 reporting under Item 5 "Other Events" the filing of an earnings press release by the Registrant on January 23, 1997 and including said press release as an Exhibit under Item 7 "Financial Statements and Exhibits".