Form 10-Q
period 1997-03-31
FRANKLIN RESOURCES INC
filed 1997-05-14
CIK 38777

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
(Mark One)
          [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended March 31, 1997

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

Outstanding:126,079,301 shares, common stock, par value $.10 per share at April 30, 1997.

PART I -FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements


FRANKLIN RESOURCES, INC.
Consolidated Statements of Income
Unaudited
                                         Three months         Six months
                                             ended               ended
                                           March 31            March 31
(In thousands, except per share          1997      1996     1997      1996
data)
---------------------------------------------------------------------------

Operating revenues:
   Investment management fees         $308,266 $215,916  $583,940 $418,144
   Underwriting and
    distribution fees                  180,285  152,910   316,771  271,946
   Shareholder servicing fees           28,797   22,051    53,625   42,847
   Banking/finance, net and other        4,528    2,924     7,579    3,478
---------------------------------------------------------------------------
      Total operating revenues         521,876  393,801   961,915  736,415
---------------------------------------------------------------------------

Operating expenses:
   Underwriting and distribution       184,167  149,171   327,085  265,232
   Employee related                    106,783   81,726   206,354  158,588
   General and administrative           54,439   39,396   100,429   69,588
   Advertising and promotion            23,406   17,286    42,072   32,811
   Amortization of intangible assets     9,057    4,530    16,402    9,371
---------------------------------------------------------------------------
      Total operating expenses         377,852  292,109   692,342  535,590
---------------------------------------------------------------------------

Operating income                       144,024  101,692   269,573  200,825

Other income/(expenses):
   Investment and other income           6,087    9,989    25,695   20,654
   Interest expense                     (5,756)  (3,419)  (13,929)  (6,042)
---------------------------------------------------------------------------
      Other income/(expenses), net         331    6,570    11,766   14,612
---------------------------------------------------------------------------

Income before taxes on income          144,355  108,262   281,339  215,437
Taxes on income                         42,944   33,050    83,699   66,274
===========================================================================
Net income                            $101,411  $75,212  $197,640 $149,163
===========================================================================

Earnings per share:
   Primary                               $0.80    $0.60     $1.56    $1.19
   Fully diluted                         $0.80    $0.60     $1.56    $1.19
Dividends per share                      $0.08    $0.07     $0.16    $0.14







The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN RESOURCES, INC.
Consolidated Balance Sheets
Unaudited




                                                     As of          As of
                                                  March 31      September 30
(In thousands)                                       1997           1996

---------------------------------------------------------------------------

ASSETS:
Current assets:
   Cash and cash equivalents                         $286,388     $483,975
   Receivables:
      Fees from Franklin Templeton funds              169,092      133,453
      Other                                            40,014       54,727
   Investment securities, available for sale          192,641      174,156
   Prepaid expenses and other                          14,427        9,952
---------------------------------------------------------------------------
      Total current assets                            702,562      856,263
---------------------------------------------------------------------------

Banking/Finance assets:
   Cash and cash equivalents                           14,968       18,214
   Loans receivable, net                              317,378      345,399
   Investment securities, available for sale           19,981       25,325
   Other assets                                         3,689        4,660
---------------------------------------------------------------------------
      Total banking/finance assets                    356,016      393,598
---------------------------------------------------------------------------

Other assets:
   Deferred sales commissions, net                     42,228       24,316
   Property and equipment, net                        168,561      161,613
   Intangible assets, net of $90,441 and $74,027
    accumulated amortization, respectively          1,241,874      641,983

   Receivable from banking/finance group              208,417      236,532
   Other assets                                        71,040       59,862
---------------------------------------------------------------------------
      Total other assets                            1,732,120    1,124,306
---------------------------------------------------------------------------

       Total assets                                $2,790,698   $2,374,167
===========================================================================







The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN RESOURCES, INC.
Consolidated Balance Sheets
Unaudited



                                                     As of          As of
                                                   March 31      September 30
(Dollars in thousands)                               1997            1996

---------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
   Accrued employee related                           $81,625      $77,935
   Commissions payable                                 37,670       28,067
   Income taxes payable                                33,425       27,673
   Short-term debt                                    150,420          427
   Other                                               48,606       48,099
---------------------------------------------------------------------------
      Total current liabilities                       351,746      182,201
---------------------------------------------------------------------------

Banking/finance liabilities:
   Deposits of account holders:
       Interest bearing                               106,928      125,124
       Non-interest bearing                             6,673        6,095
Payable to parent                                     208,417      236,532
Other liabilities                                       1,802        1,725
---------------------------------------------------------------------------
      Total banking/finance liabilities               323,820      369,476
---------------------------------------------------------------------------

Other Liabilities:
   Long-term debt                                     443,492      399,462
   Other liabilities                                   26,465       22,437
---------------------------------------------------------------------------
      Total other liabilities                         469,957      421,899
---------------------------------------------------------------------------

       Total liabilities                            1,145,523      973,576
---------------------------------------------------------------------------

Stockholders' equity:
   Preferred stock, $1.00 par value,
     1,000,000 shares authorized; none issued              -            -

   Common stock, $.10 par value, 500,000,000 shares
     authorized;  126,231,299 and
     82,264,982 shares issued; 126,231,299 and
     80,272,131 shares outstanding, respectively       12,623        8,226

   Capital in excess of par value                      91,344      101,226
   Retained earnings                                1,542,564    1,370,513
   Less cost of treasury stock                             -       (90,301)
   Other                                              (1,356)       10,927
---------------------------------------------------------------------------
      Total stockholders' equity                    1,645,175    1,400,591
---------------------------------------------------------------------------

       Total liabilities and stockholders'
        equity                                     $2,790,698   $2,374,167
===========================================================================




The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN RESOURCES, INC.
Consolidated Statements of Cash Flows
Unaudited



                                                         Six months ended
                                                             March 31
(In thousands)                                           1997         1996
---------------------------------------------------------------------------
Net income                                          $197,640      $149,163

Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
    activities:
Increase in receivables, prepaid expenses and
   other current assets                              (39,322)      (18,221)
Increase in deferred sales commissions, net          (17,912)      (15,748)
Increase in other current liabilities                  4,572        30,285
Increase (decrease) in income taxes payable            5,752        (1,179)
Increase in commissions payable                        9,603         5,493
Increase (decrease) in accrued employee related       29,411       (11,136)
Depreciation and amortization                         29,837        19,839
Realized gains on disposition of investments and
other assets                                         (10,662)       (5,411)
---------------------------------------------------------------------------
Net cash provided by operating activities            208,919       153,085
---------------------------------------------------------------------------
Purchase of investments                              (57,694)      (41,919)
Liquidation of investments                            45,249        35,852
Purchase of banking/finance investments               (8,072)      (36,850)
Liquidation of banking/finance investments            13,416        33,929
Originations of banking/finance loans receivable     (53,920)      (21,382)
Collections of banking/finance loans receivable       84,862        77,239
Purchase of property and equipment                   (18,863)      (19,985)
Acquisition of assets and liabilities of Heine
  Securities Corporation                            (550,717)            -
---------------------------------------------------------------------------
Net cash provided by (used in) investing
  activities                                        (545,739)        26,884
---------------------------------------------------------------------------
Decrease in bank deposits                            (17,618)      (20,168)
Exercise of common stock options                       2,280         1,009
Dividends paid on common stock                       (18,944)      (16,973)
Purchase of treasury stock                            (7,945)      (50,682)
Issuance of debt                                     371,081        65,440
Payments on debt                                    (101,182)      (82,712)
Purchase of option rights from subordinated
  debenture holders                                  (91,685)            -
---------------------------------------------------------------------------
Net cash provided by (used in) financing
  activities                                         135,987      (104,086)
---------------------------------------------------------------------------
(Decrease) increase in cash and cash equivalents    (200,833)       75,883
Cash and cash equivalents, beginning of the
period                                               502,189       261,699
---------------------------------------------------------------------------
Cash and cash equivalents, end of the period        $301,356      $337,582
===========================================================================

Supplemental disclosure of non-cash information:
    Value of stock issued for Heine acquisition      $65,588             -
    Value of stock issued for redemption of
     debentures                                      $75,015             -
    Value of common stock issued in other
     transactions                                    $30,848       $18,040

The accompanying notes are an integral part of these consolidated financial statements.

                         FRANKLIN RESOURCES, INC.
                Notes to Consolidated Financial Statements
                              March 31, 1997
                               (Unaudited)


1.  Basis of Presentation

The unaudited interim consolidated financial statements of Franklin Resources, Inc. (the "Company") included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all appropriate adjustments necessary to a fair presentation of the results of operations have been made for the periods shown. All adjustments are of a normal recurring nature. Certain prior year amounts have been reclassified to conform to current year presentation. The number of shares used for purposes of calculating earnings per share and all per share data have been adjusted for all periods presented to reflect a three-for-two stock dividend paid on January 15, 1997. Stockholders' equity as of September 30, 1996 has not been restated. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended September 30, 1996.

2.  Debt

During October 1996, the Company issued $270.8 million in commercial paper as part of the Heine transaction (see Note 3. "Acquisition" below).

During December 1996, the holders of the option rights related to the Company's $150 million of subordinated debentures exercised their rights to receive approximately 2.4 million shares of the Company's common stock in return for approximately $75 million of the subordinated debentures. In addition, the Company purchased the remaining $75 million of subordinated debentures and associated option rights, representing approximately 2.4 million shares, from the holders for approximately $165.8 million plus accrued interest. This transaction was financed in part through the issuance of $100 million in medium-term notes, maturing in years 1998 through 1999 with coupon rates ranging from 6.02% to 6.19%. No material gain or loss was recognized on this transaction.

At March 31, 1997, the Company had interest rate swap agreements, maturing in years 1998 through 2000, which effectively fixed interest rates on $295.0 million of commercial paper. The fixed rates of interest ranged from 6.24% to 6.65%. These financial instruments are placed with major financial institutions. The creditworthiness of the counterparties is subject to continuous review and full performance is anticipated. At March 31, 1997, any potential loss from failure of the counterparties to perform is deemed to be immaterial. As of March 31, 1997, the weighted average effective interest rate, including the effect of interest-rate swap agreements, was 6.18% on approximately $595.0 million of outstanding commercial paper and medium-term notes. Through its interest rate swap agreements and its medium-term note program, the Company has fixed the rates of interest it pays on $515 million of its outstanding debt.

3.    Acquisition

On November 1, 1996, the Company acquired the assets and liabilities of Heine Securities Corporation ("Heine"), the former investment advisor to Mutual Series Fund, Inc. and other funds and private accounts ("Mutual"). One of the Company's subsidiaries, Franklin Mutual Advisers, Inc. ("FMAI"), now serves as the investment adviser to Mutual. This transaction (the "Acquisition") had an aggregate value of approximately $616 million. Heine received $550 million in cash and 1.1 million pre-split shares of the Company's common stock which may not be sold for two years and which are subject to other restrictions. The Acquisition has been accounted for using the purchase method of accounting. Intangibles purchased in the Acquisition, principally management contracts, are being amortized over approximately 34 years.

4.    Statement of Financial  Accounting  Standards No. 128, "Earnings per
Share"

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." The Statement specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock. In summary, the Statement will require the Company to change its presentation of earnings per share from primary and fully diluted to basic and diluted for its fiscal year ending September 30, 1998. At that time, all prior period earnings per share data will be restated. The impact on reported earnings per share is not expected to be material as the Company's common stock equivalents are not currently material.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Franklin Resources, Inc. and its majority-owned subsidiaries (the "Company") derives substantially all of its revenue and net income from providing investment management and administration, distribution and related services to the Franklin Templeton Group's mutual funds, managed accounts and other investment products. The Company's revenues are derived largely from the amount and composition of assets under management. The Company has a diversified base of assets under management and a full range of investment management products and services to meet the needs of a variety of individuals and institutions.

I.  Material Changes in Results of Operations

Results of operations

                    Three months ended    Six months ended
                         March 31             March 31
                                   %                     %
(In millions)         1997  1996 Change  1997    1996 Change
--------------------------------------------------------------
Net income          $101.4 $75.2  35%   $197.6 $149.2   32%
Earnings per
share:
    Primary           $.80  $.60  33%   $1.56    $1.19  31%
    Fully-diluted     $.80  $.60  33%   $1.56    $1.19  31%

Operating margin       28%   26%          28%      27%
--------------------------------------------------------------

Net income for the quarter and six months ended March 31, 1997 increased as compared to the same periods in 1996 principally due to an increase in investment management fees as a result of increased average assets under management. Previously reported earnings per share have been restated for the three- and six-month periods to reflect the three-for-two stock dividend paid on January 15, 1997.

Operating revenues will continue to be dependent upon the amount and composition of assets under management, mutual fund sales, and the number of mutual fund investors and institutional clients. Operating expenses are expected to increase with the Company's ongoing expansion, the increase in competition and the Company's commitment to constantly improve its products and services.

The contributions to the Company's operating profit from its non-U.S. operations increased for the quarter and six months ended March 31, 1997, principally as a result of increased fee revenues from investment management services provided by its foreign subsidiaries. This trend will continue to be dependent on the amount and composition of assets managed by the Company's non-U.S. subsidiaries. There have been no significant changes to the Company's limited exposure to fluctuations in global currency markets.

Assets under management



                                         As of March 31       %
(In billions)                            1997     1996     Change
----------------------------------------------------------------------

Franklin Templeton Group:
Fixed-income funds:
    Tax-free                            $43.1    $41.5       4%
    U.S. government fixed-income
        (primarily GNMA's)               15.2     15.8      (4%)
    Taxable  and   tax-free   money
     funds                                3.2      3.0       7%
    Global/international
     fixed-income                         2.9      2.8       4%
----------------------------------------------------------------------
        Total fixed-income funds         64.4     63.1       2%
----------------------------------------------------------------------

Equity/income funds:
    Global/international equity          58.0     41.3      40%
    U.S. equity/income                   41.7     17.9     136%
----------------------------------------------------------------------
        Total equity/income funds        99.7     59.2      68%
----------------------------------------------------------------------

Total   Franklin   Templeton   fund
 assets                                 164.1    122.3      34%

Franklin  Templeton   institutional
 assets                                  25.8     19.1      35%
----------------------------------------------------------------------

Total Franklin Templeton Group         $189.9   $141.4      34%
======================================================================


Changes in assets under management


                                  Three months ended      Six months ended
                                       March 31               March 31
                                                     %                      %
(In billions)                     1997     1996   Change   1997     1996  Change
--------------------------------------------------------------------------------
Assets under management -
 beginning                       180.9   $135.1    34%   $151.5   $130.8     16%
Mutual acquisition                   -        -     -      18.6        -      -
Sales & reinvestments, net of
    underwriting commissions      14.1      9.9    42%     25.8     17.3     49%
Redemptions                       (7.6)    (5.1)   49%    (16.1)   (10.1)    59%
Market appreciation                2.5      1.5    67%     10.1      3.4    197%
--------------------------------------------------------------------------------
Assets under management -
  ending                        $189.9   $141.4    34%   $189.9   $141.4     34%
================================================================================
Monthly average assets under
  management                    $186.8   $139.1    34%   $176.5   $135.6     30%
===============================================================================

The Company's assets under management were $189.9 billion at March 31, 1997, which included $21.8 billion in Mutual assets, an increase of $38.4 billion (25%) from September 30, 1996 and an increase of $48.5 billion (34%) from March 31, 1996. These increases were the result of net sales, market appreciation and the Acquisition.

Fixed income funds represented 34% of total assets under management as of March 31, 1997, down from 45% a year ago primarily as a result of the impact of the Mutual assets on the Company's product mix.

Equity/income funds grew to 53% of total assets under management as of March 31, 1997, up from 42% a year ago. This increase was primarily the result of the addition of $21.6 billion of Mutual assets under management to the Company's equity/income product mix. However, U.S. equity/income funds, excluding Mutual assets, increased 16% from levels a year ago due to net sales and to market appreciation. Global/international equity funds' assets under management increased 39% from levels a year ago.

Institutional assets, comprised predominately of global/international equity portfolios, represented 14% of total assets under management as of March 31, 1997, the same percentage as a year ago, even though they increased 35% from levels a year ago. The Company remains strongly committed to the institutional asset market and intends to continue to expand the services it provides in this area.


Operating revenue

                               Three months ended       Six months ended
                                    March 31                March 31
                                                %                      %
(In millions)                   1997    1996 Change     1997   1996  Change
-----------------------------------------------------------------------------
Investment management fees    $308.3  $215.9   43%    $583.9 $418.1   40%
Underwriting and
 distribution fees             180.3   152.9   18%     316.8  271.9   17%
Shareholder servicing fees      28.8    22.1   30%      53.6   42.8   25%
Banking/finance, net and
  other                          4.5     2.9   55%       7.6    3.5   117%
=============================================================================
   Total operating revenues   $521.9  $393.8   33%    $961.9  $736.4   31%
=============================================================================

The Company's revenues from investment management fees are derived primarily from contractual fixed-fee arrangements that are based upon the level of assets under management of open-end and closed-end investment companies and managed accounts. Under various investment management agreements, annual rates vary and generally decline as the average net assets of the portfolios exceed certain threshold levels. Investment management services provided to Franklin Templeton Group are reviewed and approved annually by each fund's Board of Directors/Trustees. There have been no significant changes in the management fee structures for the Franklin Templeton Group in the period under review. Investment management fees increased primarily as a result of a 34% and 30% increase in monthly average assets under management and a shift in the composition of average assets under management to higher fee equity and income funds for the three- and six-month periods ended March 31, 1997.

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

Underwriting and distribution fees increased 18% and 17% over the same periods in the previous fiscal year primarily as a result of increased retail mutual fund sales partially offset by a decrease in effective commission rates. Effective commission rates declined as relative sales of products with lower commission rates such as Class II shares and annuity products increased.

Shareholder servicing fees are generally fixed charges per account which vary with the particular type of fund and the service being rendered. Shareholder servicing fees increased primarily as a result of an increase in Franklin
Templeton retail fund shareholder accounts to 6.1 million, or 17%, from 5.2 million a year ago. The increase in shareholder servicing fees was also due to an increase in the average annual shareholder servicing fees of approximately $3.20 per account, for approximately 122 of the Company's U.S. mutual funds, consisting of approximately 4.9 million shareholder accounts effective in the second quarter of fiscal year 1997.

Banking/finance, net and other

                               Three months ended       Six months ended
                                    March 31                March 31
                                                %                      %
(In millions)                   1997    1996 Change     1997   1996  Change
-----------------------------------------------------------------------------
Revenues                        $9.6   $12.2  (21%)    $19.8  $25.1   (21%)
Provision for loan losses         .2    (3.0) (107%)    (1.1)  (8.3)  (87%)
Interest expense                (5.3)   (6.3)  (16%)   (11.1) (13.3)  (17%)
=============================================================================
   Banking/finance, net
    and other                   $4.5    $2.9   55%      $7.6   $3.5   117%
=============================================================================

Compared to the corresponding periods in the prior year, banking/finance, net and other revenues increased principally due to decreases in the provision for loan losses. For the three- and six-month periods ended March 31, 1997, charge-offs decreased $2.5 million, or 45%, and $5.1 million, or 46%, compared to the same periods a year ago. Delinquencies decreased $11 million, or 50% from levels of a year ago. Revenues decreased principally due to a 17% decrease in average loans outstanding during the periods under review as a result of net paydowns of dealer auto loans. Interest expense decreased in the six-month period due to a $17.7 million reduction in the borrowing requirements of the banking/finance group.

Operating expenses

                               Three months ended       Six months ended
                                    March 31                March 31
                                                %                      %
(In millions)                   1997    1996 Change     1997   1996  Change
-----------------------------------------------------------------------------
Underwriting and
  distribution                $184.2  $149.2   23%    $327.1 $265.2   23%
Employee related               106.8    81.7   31%     206.4  158.6   30%
General and administrative      54.4    39.4   38%     100.4   69.6   44%
Advertising and promotion       23.4    17.3   35%      42.1   32.8   28%
Amortization of intangibles      9.1     4.5  102%      16.4    9.4   74%
=============================================================================
   Total operating expenses   $377.9  $292.1   29%    $692.3 $535.6   29%
=============================================================================


Increases in operating expenses principally resulted from the general expansion of the Company's business and the Acquisition.

Underwriting  and   distribution   expenses   includes  sales   commissions  and
distribution fees paid to brokers and other third party intermediaries. Generally distribution expenses increased at a greater rate than distribution revenues because of the relatively higher growth in the sales of Class II shares and similar products sold primarily by the Company's Canadian subsidiary.

While Class II shares will increase distribution expenses of the Company and will utilize the Company's capital resources over the short term, the Company believes that Class II shares will result in an overall increase in assets under management by expanding distribution of fund shares. Sales of Class II shares represented approximately 16% and 12% of open end U.S. mutual funds sales for both the three- and six-month periods ended March 31, 1997 and 1996, respectively.

Employee related costs increased 31% and 30% for the three- and six-month periods ended March 31, 1997 over the same periods in 1996 as a result of a 15% increase in the number of employees, increases in the Company's incentive compensation related to the Company's increased earnings and additional employee related costs associated with the Acquisition.

General and administrative expenses increased during the periods due to higher technology and facilities costs related to the expansion of the Company's business.

Advertising and promotion expenses increased during the comparative three- and six-month periods mainly due to marketing and promotional efforts related to the Mutual Series funds.

Amortization of intangibles increased as a result of approximately $615 million of additional intangibles related to the Acquisition.

Other income/(expenses)

                               Three months ended       Six months ended
                                    March 31                March 31
                                                %                      %
(In millions)                   1997    1996 Change     1997   1996  Change
-----------------------------------------------------------------------------
Investment and other income     $6.1   $10.0  (39%)    $25.7  $20.7    24%
Interest expense                (5.8)   (3.4)  71%     (13.9)  (6.0)  132%
=============================================================================
   Other
     income/(expenses), net      $.3    $6.6  (95%)    $11.8  $14.6   (19%)
=============================================================================



The decrease in investment income for the three months ended March 31, 1997 as compared to the same period in 1996 was primarily due to a decrease in dividend income as a result of the sale of a portion of the Company's investment portfolio which was used to fund portions of the Acquisition. The increase in investment income for the six-month period ended March 31, 1997, as compared to the same period in 1996, resulted from realized gains from the sale of those same investment securities

Interest expense increased for the three- and six-month periods primarily due to a $194.6 million increase in commercial paper and a $100.0 million increase in medium-term notes outstanding, partially offset by a $150.0 million reduction in subordinated debentures. The Company's overall weighted average effective interest rate at March 31, 1997, including the effect of interest-rate swap agreements, was 6.18% on $595.0 million of outstanding commercial paper and medium-term notes as compared to 6.33% on $450.5 million of debt outstanding at March 31, 1996.

In the periods under review, the effective tax rate decreased slightly to 30% of pretax income. The effective tax rate will continue to be reflective of the relative contributions of foreign earnings which are subject to reduced tax rates and are not currently includable in U.S. taxable income.




II.  Material  Changes  in  Financial  Condition,  Liquidity  and  Capital
Resources

As of March 31, 1997, stockholders' equity increased to approximately $1.6 billion compared to approximately $1.4 billion at September 30, 1996, principally as a result of increased net income and the issuance of 1.1 million pre-split shares in connection with the Acquisition. Cash provided by operating activities for the six months ended March 31, 1997 increased $55.8 million from $153.1 million for the six months ended March 31, 1996 also as a result of increased net income. During the six-month period ended March 31, 1997, the Company used net cash of $545.7 million for investing activities primarily for the Acquisition. Net cash provided by financing activities during the period was $136.0 million primarily as a result of the issuance of $371.1 million in medium-term notes and commercial paper, which was partially offset by payment on debt of $101.2 million and the purchase of option rights related to the subordinated debentures of $91.7 million. During the period the Company paid $18.9 million in dividends to stockholders and purchased one hundred thousand shares of its common stock for $7.9 million. As of March 31, 1997, the Company had 5.6 million shares remaining under its authorized repurchase program. The Company will continue from time to time to purchase its own shares in the open market and in private transactions for use in connection with various corporate employee incentive programs and when it believes the market price of its shares merits such action.

At March 31, 1997, the Company held liquid assets of $723.1 million, including $301.4 million in cash and cash equivalents as compared to $889.9 million and $502.2 million, respectively, at September 30, 1996. The Company maintains a $400 million commercial paper program and a $500 million medium-term note program. The Company has also established two revolving credit and competitive auction facilities as back-up for the commercial paper program. At March 31, 1997, total back-up credit facilities were $400 million of which, $150 million was under a 364-day revolving credit facility. The remaining $250 million back-up facility has a five-year term. At March 31, 1997, approximately $400 million was available to the Company under unused credit facilities

Management expects that the principal needs for cash will be to fund increased property and equipment acquisitions, pay shareholder dividends, repurchase shares of the Company's common stock and repay debt and advance sales commissions for Class II shares and Canadian products. Management believes that the Company's existing liquid assets, together with the expected continuing cash flow from operations, its ability to issue stock, and its borrowing capacity under current credit facilities, will be sufficient to meet its present and reasonably foreseeable cash needs.

Item 6.  Exhibits and Reports on Form 8-K.


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

Exhibit 11     Computations of per share earnings

Exhibit 12     Computations of ratios of earnings to fixed charges

Exhibit 27     Financial Data Schedule


(b)   Reports on Form 8-K:

      (i) Form 8-K dated April 24, 1997 reporting under Item 5 "Other Events" the filing of an earnings press release by the Registrant on April 23, 1997 and including said press release as an Exhibit under Item 7 "Financial Statements and Exhibits".

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                    FRANKLIN RESOURCES, INC.
                    Registrant


Date: May 14, 1997  /S/ Martin L. Flanagan

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

Exhibit 11     Computations of per share earnings

Exhibit 12     Computations of ratios of earnings to fixed charges.

Exhibit 27     Financial Data Schedule

                                                                      Exhibit 11

COMPUTATIONS OF PER SHARE EARNINGS

Earnings per share are based on net income divided by the average number of shares outstanding including common stock equivalents during the period. The number of shares used for purposes of calculating earnings per share and all per share data have been adjusted for all periods presented to reflect a three-for-two stock dividend paid on January 15, 1997.

                                Three months ended     Six months ended
                                      March 31              March 31
                                     Restated               Restated
(Dollars and shares in            1997      1996        1997       1996
  thousands)
------------------------------------------------------------------------

Average outstanding shares     126,137   120,517     125,804    120,876
Common stock equivalents:
    Primary                        350     3,860         544      3,952
    Fully diluted                  370     4,081         569      4,073

Total shares:
    Primary                    126,487   124,377     126,348    124,828
    Fully diluted              126,507   124,598     126,373    124,949

Net income                    $101,411   $75,212    $197,640   $149,163

Earnings per share:
    Primary                       $.80      $.60       $1.56      $1.19
    Fully diluted                 $.80      $.60       $1.56      $1.19

                                                                      Exhibit 12

COMPUTATIONS OF EARNINGS TO FIXED CHARGES

                                     Three months ended    Six months ended
                                          March 31             March 31

(Dollars in thousands)                 1997      1996       1997       1996
----------------------------------------------------------------------------

Income before taxes                $144,355  $108,262   $281,339   $215,437
Add fixed charges:
    Interest                          9,448     7,537     21,617     14,902
    Interest factor on rent           2,337     2,063      4,429      3,950
----------------------------------------------------------------------------
Total fixed charges                  11,785     9,600     26,046     18,852
----------------------------------------------------------------------------

Earnings before fixed charges
   and taxes on income             $156,140  $117,862   $307,385   $234,289
============================================================================

Ratio of earnings to fixed
  charges                              13.2      12.3       11.8       12.4
============================================================================