Form 10-Q
period 1997-06-30
FRANKLIN RESOURCES INC
filed 1997-08-14
CIK 38777

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

         [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 1997

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

                                 (650) 312-2000
              (Registrant's telephone number, including area code)
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Outstanding: 126,062,347 shares, common stock, par value $.10 per share at July 31, 1997.

PART I -FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements


FRANKLIN RESOURCES, INC.
Consolidated Statements of Income
Unaudited
                                     Three months ended       Nine months ended
                                            June 30                 June 30
(In thousands, except per share
  data)                                 1997        1996        1997       1996
--------------------------------------------------------------------------------

Operating revenues:
   Investment management fees        $343,271    $228,291   $927,211   $646,435
   Underwriting and distribution
     fees                             195,744     143,649    512,515    415,595
   Shareholder servicing fees          36,614      22,911     90,239     65,758
   Banking/finance, net and other       2,223         551      9,802      4,029
-------------------------------------------------------------------------------
      Total operating revenues        577,852     395,402  1,539,767  1,131,817
-------------------------------------------------------------------------------

Operating expenses:
   Underwriting and distribution      209,644     144,137    536,729    409,369
   Employee related                   115,476      85,710    321,830    244,298
   General and administrative          60,432      35,670    160,861    105,258
   Advertising and promotion           28,144      18,118     70,216     50,929
   Amortization of intangible
     assets                             8,931       4,529     25,333     13,900
-------------------------------------------------------------------------------
      Total operating expenses        422,627     288,164  1,114,969    823,754
-------------------------------------------------------------------------------

Operating income                      155,225     107,238    424,798    308,063

Other income/(expenses):
   Investment and other income          8,784      16,611     34,479     37,265
   Interest expense                    (5,735)     (2,782)   (19,664)    (8,824)
-------------------------------------------------------------------------------
      Other income/(expenses),
       net                              3,049      13,829     14,815     28,441
-------------------------------------------------------------------------------

Income before taxes on income         158,274     121,067    439,613    336,504
Taxes on income                        47,086      40,001    130,785    106,275
===============================================================================
Net income                           $111,188     $81,066   $308,828   $230,229
===============================================================================

Earnings per share:
   Primary                            $0.88       $0.65      $2.44       $1.84
   Fully diluted                      $0.88       $0.65      $2.44       $1.84
Dividends per share                   $0.08       $0.07      $0.24       $0.21


The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN RESOURCES, INC.
Consolidated Balance Sheets
Unaudited




                                                         As of          As of
                                                        June 30     September 30
(In thousands)
                                                         1997             1996
--------------------------------------------------------------------------------

ASSETS:
Current assets:
   Cash and cash equivalents                           $323,300         $483,975
   Receivables:
      Fees from Franklin Templeton funds                189,943          133,453
      Other                                              29,974           54,727
   Investment securities, available for
     sale                                               174,788          174,156
   Prepaid expenses and other                            14,514            9,952
--------------------------------------------------------------------------------
      Total current assets                              732,519          856,263
--------------------------------------------------------------------------------

Banking/Finance assets:
   Cash and cash equivalents                             10,142           18,214
   Loans receivable, net                                305,533          345,399
   Investment securities, available for
     sale                                                25,131           25,325
   Other assets                                           3,900            4,660
--------------------------------------------------------------------------------
      Total banking/finance assets                      344,706          393,598
--------------------------------------------------------------------------------

Other assets:
   Deferred sales commissions, net                       64,810           24,316
   Property and equipment, net                          199,087          161,613
   Intangible assets, net of $99,373 and
     $74,027 accumulated amortization,
     respectively                                     1,232,964          641,983
   Receivable from banking/finance group                203,524          236,532
   Other assets                                         104,143           59,862
--------------------------------------------------------------------------------
      Total other assets                              1,804,528        1,124,306
--------------------------------------------------------------------------------
       Total assets                                  $2,881,753       $2,374,167
================================================================================



The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN RESOURCES, INC.
Consolidated Balance Sheets
Unaudited



                                                 As of                As of
                                                June 30           September 30
(Dollars in thousands)                            1997                  1996

--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accrued employee related                      $115,747            $77,935
   Commissions payable                             42,042             28,067
   Income taxes payable                            21,038             27,673
   Short-term debt                                 49,585                427
   Other                                           46,169             48,099
-----------------------------------------------------------------------------
      Total current liabilities                   274,581            182,201
-----------------------------------------------------------------------------

Banking/Finance liabilities:
   Deposits of account holders:
       Interest bearing                           100,418            125,124
       Non-interest bearing                         7,472              6,095
   Payable to parent                              203,524            236,532
   Other liabilities                                1,851              1,725
-----------------------------------------------------------------------------
      Total banking/finance liabilities           313,265            369,476
-----------------------------------------------------------------------------

Other liabilities:
   Long-term debt                                 521,456            399,462
   Other liabilities                               29,629             22,437
-----------------------------------------------------------------------------
      Total other liabilities                     551,085            421,899
-----------------------------------------------------------------------------

       Total liabilities                        1,138,931            973,576
-----------------------------------------------------------------------------

Stockholders' equity:
   Preferred stock, $1.00 par value,
      1,000,000 shares authorized; none issued          -                  -

   Common stock, $.10 par value, 500,000,000
     shares authorized;  126,230,916 and
     82,264,982 shares issued; 126,093,787
     and 80,272,131 shares
     outstanding, respectively                     12,623              8,226

   Capital in excess of par value                  90,215            101,226
   Retained earnings                            1,643,645          1,370,513
   Less cost of treasury stock                     (6,436)           (90,301)
   Other                                            2,775             10,927
-----------------------------------------------------------------------------
      Total stockholders' equity                1,742,822          1,400,591
-----------------------------------------------------------------------------

       Total liabilities and stockholders'
         equity                                $2,881,753         $2,374,167
=============================================================================




The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN RESOURCES, INC.
Consolidated Statements of Cash Flows
Unaudited

                                                          Nine months ended
                                                                June 30
(In thousands)                                           1997            1996
--------------------------------------------------------------------------------
Net income                                            $308,828         $230,229

Adjustments  to  reconcile   net  income  to
  net  cash  provided  by  operating
  activities:
(Increase) decrease in receivables, prepaid
   expenses and other current assets                   (67,379)          12,596
Increase in deferred sales commissions, net            (40,494)         (16,387)
Increase in other current liabilities                    5,456           22,475
(Decrease) increase in income taxes payable             (6,635)           4,858
Increase in commissions payable                         13,975            5,256
Increase (decrease) in accrued employee related         61,485           (2,114)
Depreciation and amortization                           46,109           29,962
Realized gains on disposition of investments
  and other assets                                     (11,969)         (13,418)
--------------------------------------------------------------------------------
Net cash provided by operating activities              309,376          273,457
--------------------------------------------------------------------------------
Purchase of investments                                (82,296)         (56,804)
Liquidation of investments                              79,145           63,398
Purchase of banking/finance investments                (27,118)         (38,605)
Liquidation of banking/finance investments              27,374           39,284
Originations of banking/finance loans receivable       (86,076)         (69,464)
Collections of banking/finance loans receivable        128,627          138,283
Purchase of property and equipment                     (56,535)         (39,977)
Acquisition of assets and liabilities of Heine
  Securities Corporation                              (550,740)               -
--------------------------------------------------------------------------------
Net cash (used in) provided by investing activities  (567,619)           36,115
--------------------------------------------------------------------------------
Decrease in bank deposits                             (23,329)          (23,845)
Exercise of common stock options                        1,878             1,167
Dividends paid on common stock                        (29,040)          (25,826)
Purchase of treasury stock                            (15,356)          (50,682)
Issuance of debt                                      374,328            72,701
Payments on debt                                     (127,300)         (161,460)
Purchase of option rights from
  subordinated debenture holders                      (91,685)                -
--------------------------------------------------------------------------------
Net cash provided by (used in) financing activities    89,496          (187,945)
--------------------------------------------------------------------------------
(Decrease) increase in cash and cash equivalents     (168,747)          121,627
Cash and cash equivalents, beginning of the period    502,189           261,699
--------------------------------------------------------------------------------
Cash and cash equivalents, end of the period         $333,442          $383,326
================================================================================

Supplemental disclosure of non-cash information:
    Value of stock issued for Heine acquisition           $65,588             -
    Value of stock issued for redemption of debentures    $75,015             -
    Value of common stock issued in other transactions    $31,398        $17,675


The accompanying notes are an integral part of these consolidated financial statements.

                               FRANKLIN RESOURCES, INC.
                      Notes to Consolidated Financial Statements
                                  June 30, 1997
                                   (Unaudited)



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

During December 1996, the holders of the option rights related to the Company's $150.0 million of subordinated debentures exercised their rights to receive approximately 2.4 million shares of the Company's common stock in return for approximately $75.0 million of the subordinated debentures. In addition, the Company purchased the remaining $75.0 million of subordinated debentures and associated option rights, representing approximately 2.4 million shares, from the holders for approximately $165.8 million plus accrued interest. This transaction was financed in part through the issuance of $100.0 million in medium-term notes, maturing in years 1998 through 1999 with coupon rates ranging from 6.02% to 6.19%. No material gain or loss was recognized on this transaction.

At June 30, 1997, the Company had interest rate swap agreements, maturing in years 1998 through 2000, which effectively fixed interest rates on $295.0 million of commercial paper. The fixed rates of interest ranged from 6.24% to 6.65%. These financial instruments are placed with major financial institutions. The creditworthiness of the counterparties is subject to continuous review and full performance is anticipated. Any potential loss from failure of the counterparties to perform is deemed to be immaterial. As of June 30, 1997, the weighted average effective interest rate, including the effect of interest-rate swap agreements, was 6.30% on approximately $571.5 million of outstanding commercial paper and medium-term notes. Through its interest rate swap agreements and its medium-term note program, the Company has fixed the rates of interest it pays on $515.0 million of its outstanding debt.

3.    Acquisition

On November 1, 1996, the Company acquired the assets and liabilities of Heine Securities Corporation ("Heine"), the former investment advisor to Mutual Series Fund, Inc., other funds and private accounts ("Mutual"). One of the Company's subsidiaries, Franklin Mutual Advisers, Inc. ("FMAI"), now serves as the investment adviser to Mutual. This transaction (the "Acquisition") had an aggregate value of approximately $616.0 million. Heine received $550 million in cash and 1.1 million pre-split shares of the Company's common stock which may not be sold for two years and which are subject to other restrictions. The Acquisition has been accounted for using the purchase method of accounting. Intangibles purchased in the Acquisition, principally management contracts, are being amortized over various lives averaging approximately 34 years.

4.    New Statements of Financial Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). FAS 128 specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock. In summary, FAS 128 will require the Company to change its presentation of earnings per share from primary and fully diluted to basic and diluted for its fiscal year ending September 30, 1999. At that time, all prior period earnings per share data will be restated. The impact on reported earnings per share is not expected to be material as the Company's common stock equivalents are not currently material.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes the disclosure requirements for reporting comprehensive income in an entity's annual and interim financial statements. FAS 130 becomes effective for the Company for the fiscal year ending September 30, 1999. Comprehensive income includes such items as foreign currency translation adjustments and unrealized gains on securities currently reported as components of stockholders' equity. FAS 130 will require the Company to classify items of comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately in the equity section of the consolidated balance sheet. The Company has not yet determined the effect, if any, of this pronouncement on the Company's results of operations.

In June 1997,  the  Financial  Accounting  Standards  Board issued  Statement of
Financial Accounting Standards No. 131, "Disclosures of Segment Information" ("FAS 131"). FAS 131 establishes standards for the way a public enterprise reports information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial statements. FAS 131 will be effective for the Company's fiscal year ending September 30, 1999. The Company has not yet determined the effect, if any, of this pronouncement on the consolidated financial statements.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Franklin Resources, Inc. and its majority-owned subsidiaries (the "Company") derives substantially all of its revenue and net income from providing investment management, administration, distribution and related services to the Franklin Templeton Group's mutual funds, managed accounts and other investment products. The Company's revenues are derived largely from the amount and composition of assets under management. The Company has a diversified base of assets under management and a full range of investment management products and services to meet the needs of a variety of individuals and institutions.

I.  Material Changes in Results of Operations

Results of operations
                         Three months ended        Nine months ended
                              June 30                  June 30
                                         %                        %
(In millions)             1997   1996 Change     1997    1996  Change
------------------------------------------------------------------------
Net income              $111.2  $81.1   37%    $308.8    $230.2   34%
Earnings per share:
    Primary               $.88   $.65   35%     $2.44     $1.84   33%
    Fully-diluted         $.88   $.65   35%     $2.44     $1.84   33%

Operating margin           27%    27%             28%       27%
------------------------------------------------------------------------

Net income for the quarter and nine months ended June 30, 1997 increased as compared to the same periods in 1996 principally due to an increase in investment management fees as a result of increased average assets under management. Previously reported earnings per share have been restated for the three- and nine-month periods to reflect the three-for-two stock dividend paid on January 15, 1997.

Operating revenues will continue to be dependent upon the amount and composition of assets under management, mutual fund sales, and the number of mutual fund investors and institutional clients. Operating expenses are expected to increase with the Company's ongoing expansion, the increase in competition and the Company's commitment to constantly improve its products and services.

The contributions to the Company's operating profit from its non-U.S. operations increased for the quarter and nine months ended June 30, 1997, principally as a result of increased fee revenues from investment management services. This trend will continue to be dependent on the amount and composition of assets managed by the Company's non-U.S. subsidiaries. There have been no significant changes to the Company's limited exposure to fluctuations in global currency markets.

Assets under management
                                                     As of
                                                    June 30            %
(In billions)                                   1997       1996      Change
--------------------------------------------------------------------------------

Franklin Templeton Group:
Fixed-income funds:
    Tax-free                                   $44.4      $41.7        6%
    U.S. government fixed-income
        (primarily GNMA's)                      14.7       15.5       (5%)
    Taxable and tax-free money funds             3.0        2.8        7%
    Global/international fixed-income            3.5        2.9       21%
--------------------------------------------------------------------------------
        Total fixed-income funds                65.6       62.9        4%
--------------------------------------------------------------------------------

Equity/income funds:
    Global/international equity                 67.9       45.3        50%
    U.S. equity/income                          46.8       18.8       149%
--------------------------------------------------------------------------------
        Total equity/income funds              114.7       64.1        79%
--------------------------------------------------------------------------------
Total Franklin Templeton fund assets           180.3      127.0        42%
Franklin Templeton institutional assets         28.5       20.6        38%
--------------------------------------------------------------------------------
Total Franklin Templeton Group                $208.8     $147.6        41%
===============================================================================

Changes in assets under management


                                  Three months ended      Nine months ended
                                      June 30                  June 30
                                                  %                        %
(In billions)                     1997    1996 Change      1997    1996  Change
--------------------------------------------------------------------------------
Assets under management
  - beginning                   $189.9  $141.4   34%     $151.6  $130.8    16%
Mutual acquisition                   -       -    -        18.6       -     -
Sales & reinvestments, net of
    underwriting commissions      14.3     9.9   44%       40.1    27.2    47%
Redemptions                       (7.6)   (5.6)  36%      (23.7)  (15.6)   52%
Market appreciation               12.2     1.9  542%       22.2     5.2   327%
--------------------------------------------------------------------------------
Assets under management
  - ending                      $208.8  $147.6   41%     $208.8  $147.6    41%
================================================================================
Monthly average assets under
  management                    $198.2  $144.7   37%     $183.7  $138.6    33%
================================================================================

The Company's assets under management were $208.8 billion at June 30, 1997, which included $24.9 billion in Mutual assets, an increase of $18.9 billion (10%) from March 31, 1997 and an increase of $61.2 billion (41%) from June 30, 1996. These increases were the result of net sales, market appreciation and the Acquisition.

Fixed-income funds represented 31% of total assets under management as of June 30, 1997, down from 43% a year ago. The decrease was primarily a result of the impact of the Mutual assets and the growth of global/international equity funds on the Company's product mix.

Equity/income funds grew to 55% of total assets under management as of June 30, 1997, up from 43% a year ago. This increase was partially the result of the addition of $24.9 billion of Mutual assets under management to the Company's equity/income product mix. However, U.S. equity/income funds, excluding Mutual assets, increased 16% and global/international equity funds increased 50% from levels a year ago.

Institutional assets, comprised predominately of global/international equity portfolios, represented 14% of total assets under management as of June 30, 1997, the same percentage as a year ago, even though they increased 38% from levels a year ago. The Company remains strongly committed to the institutional asset market and intends to continue to expand the services it provides in this area.

Operating revenue

                               Three months ended        Nine months ended
                                    June 30                   June 30
                                                 %                         %
(In millions)                   1997    1996  Change      1997     1996  Change
--------------------------------------------------------------------------------
Investment management fees    $343.3  $228.3    50%     $927.2    $646.4   43%
Underwriting and
  distribution fees            195.7   143.6    36%      512.5     415.6   23%
Shareholder servicing fees      36.6    22.9    60%       90.2      65.8   37%
Banking/finance, net and
  other                          2.2      .6   267%        9.8       4.0  145%
================================================================================
   Total operating revenues   $577.9  $395.4    46%   $1,539.8  $1,131.8   36%
================================================================================

The Company's revenues from investment management fees are derived primarily from contractual fixed-fee arrangements that are based upon the level of assets under management of open-end and closed-end investment companies and managed accounts. Under various investment management agreements, annual rates vary and generally decline as the average net assets of the portfolios exceed certain threshold levels. Investment management services provided to Franklin Templeton Group of Funds are reviewed and approved annually by each funds' Board of Directors/Trustees. There have been no significant changes in the management fee structures for the Franklin Templeton Group of Funds in the period under review. Investment management fees increased primarily as a result of a 37% and a 33% increase in monthly average assets under management and a shift in the composition of average assets under management to higher fee equity and income funds for the three- and nine-month periods ended June 30, 1997.

Revenues from underwriting commissions are earned primarily from fund sales. Most sales of Franklin Templeton funds include a sales commission, of which a significant portion is reallowed to selling intermediaries. Certain subsidiaries of the Company act as distributors for the Company's sponsored mutual funds and receive distribution fees, including 12b-1 fees, from those funds in reimbursement for distribution expenses incurred up to a maximum allowed by each fund. A significant portion of distribution fees are reallowed to selling intermediaries. Distribution fees are typically based on levels of assets under management.

Underwriting and distribution fees increased 36% and 23% for the three-and nine-month periods ended June 30, 1997 over the same periods in the previous fiscal year primarily as a result of increased retail mutual fund sales partially offset by a decrease in effective commission rates. Effective commission rates declined as relative sales of products with lower commission rates, such as Class II shares and annuity products, increased.

Shareholder servicing fees are generally fixed charges per account which vary with the particular type of fund and the service being rendered. Shareholder servicing fees increased primarily as a result of an increase in Franklin Templeton retail fund shareholder accounts, including 700 thousand Mutual shareholders, to 7.0 million, or 30%, from 5.4 million a year ago. The increase in shareholder servicing fees was also due to an increase in the average annual shareholder servicing fees of approximately $3.20 per account, for approximately 122 of the Company's U.S. mutual funds, consisting of approximately 4.9 million shareholder accounts effective in the second quarter of fiscal year 1997.

Banking/finance, net and other

                               Three months ended       Nine months ended
                                    June 30                  June 30
                                                %                      %
(In millions)                1997    1996   Change     1997   1996  Change
-----------------------------------------------------------------------------
Revenues                    $9.3    $11.5    (19%)   $29.1   $36.6   (20%)
Provision for loan losses   (1.9)    (4.8)   (60%)    (3.0)  (13.2)  (77%)
Interest expense            (5.2)    (6.1)   (15%)   (16.3)  (19.4)  (16%)
=============================================================================
   Banking/finance, net
     and other              $2.2      $.6    267%     $9.8    $4.0   145%
=============================================================================

Compared to the corresponding periods in the prior year, banking/finance, net and other revenues increased principally due to decreases in the provision for loan losses. For the three- and nine-month periods ended June 30, 1997, charge-offs decreased $1.6 million, or 35%, and $6.7 million, or 43%, compared to the same periods a year ago. Delinquencies decreased $10.0 million, or 51% from levels of a year ago. Revenues decreased principally due to a 17% decrease in average loans outstanding for the periods reported as a result of net paydowns of dealer auto loans. Interest expense decreased in the three- and nine-month periods due to reductions in the borrowing requirements of the banking/finance group.

Operating expenses

                               Three months ended       Nine months ended
                                    June 30                  June 30
                                                  %                         %
(In millions)                   1997    1996   Change      1997    1996   Change
------------------------------------------------------------------------------
Underwriting and
  distribution                $209.6   $144.1    45%     $536.7   $409.4    31%
Employee related expenses      115.5     85.7    35%      321.8    244.3    32%
General and administrative      60.4     35.7    69%      160.9    105.3    53%
Advertising and promotion       28.1     18.1    55%       70.2     50.9    38%
Amortization of intangibles      8.9      4.6    93%       25.3     13.9    82%
==============================================================================
   Total operating expenses   $422.6   $288.2    47%   $1,115.0   $823.8    35%
==============================================================================

Increases in operating expenses principally resulted from the general expansion of the Company's business and the Acquisition.

Underwriting and distribution expenses include sales commissions and distribution fees paid to brokers and other third party intermediaries. Generally, distribution expenses increased at a greater rate than distribution revenues because of the relatively higher growth in the sales of Class II shares and similar products sold primarily by the Company's Canadian subsidiary.

While Class II shares will increase distribution expenses of the Company and will utilize the Company's capital resources over the short term, the Company believes that Class II shares will result in an overall increase in assets under management by expanding distribution of fund shares. Sales of Class II shares represented approximately 17% and 16% of open-end U.S. mutual funds sales for the three- and nine-month periods ended June 30, 1997 as compared to 12% and 13% for the same periods in 1996.

Employee related costs increased 35% and 32% for the three- and nine-month periods ended June 30, 1997 over the same periods in 1996 as a result of a 21% increase in the number of employees, increases in the Company's incentive compensation related to the Company's increased earnings and additional employee related costs associated with the Acquisition.

General and administrative expenses increased during the periods under review primarily as a result of higher technology and facilities costs related to the expansion of the Company's business.

Advertising and promotion expenses increased during the comparative three- and nine-month periods mainly due to marketing and promotional efforts related to the Mutual Series funds.

Amortization of intangibles increased as a result of approximately $615.0 million of additional intangibles related to the Acquisition.

Other income/(expenses)

                              Three months ended        Nine months ended
                                   June 30                   June 30
                                                 %                         %
(In millions)                   1997    1996   Change     1997   1996    Change
-----------------------------------------------------------------------------
Investment and other income    $8.8    $16.6    (47%)    $34.5   $37.3     8%

Interest expense               (5.7)    (2.8)   104%     (19.7)   (8.8)  124%
=============================================================================
   Other income/(expenses),
     net                       $3.0    $13.8    (78%)    $14.8   $28.4   (48%)
=============================================================================


The decrease in investment income for the three- and nine-months ended June 30, 1997 as compared to the same periods in 1996 was primarily due to a decrease in dividend income as a result of the sale of a portion of the Company's investment portfolio which was used to fund portions of the Acquisition.

Interest expense increased for the three- and nine-month periods primarily due to a $222.4 million increase in commercial paper and a $120.0 million increase in medium-term notes outstanding, partially offset by a $150.0 million reduction in subordinated debentures. The Company's overall weighted average effective interest rate at June 30, 1997, including the effect of interest-rate swap agreements, was 6.30% on $571.5 million of outstanding commercial paper and medium-term notes as compared to 6.33% on $379.2 million of debt outstanding at June 30, 1996.

In the periods under review, the effective tax rate decreased slightly to 30% of pretax income. The effective tax rate will continue to be reflective of the relative contributions of foreign earnings which are subject to reduced tax rates and are not currently includable in U.S. taxable income.


II.  Material Changes in Financial Condition, Liquidity and Capital Resources

As of June 30, 1997, stockholders' equity increased to approximately $1.7 billion compared to approximately $1.4 billion at September 30, 1996, principally as a result of increased net income and the issuance of 1.1 million pre-split shares in connection with the Acquisition. Cash provided by operating activities for the nine months ended June 30, 1997 increased $35.9 million also as a result of net income. During the nine-month period ended June 30, 1997, the Company used net cash of $567.6 million for investing activities, $550.7 million of which was for the Acquisition and $56.5 million of which was for purchases of property and equipment, partially offset by net paydowns of banking/finance group loans. Net cash provided by financing activities during the period was $89.5 million primarily as a result of the issuance of $374.3 million in medium-term notes and commercial paper, which was partially offset by payment on debt of $127.3 million and the purchase of option rights related to the subordinated debentures of $91.7 million. During the period, the Company paid $29.0 million in dividends to stockholders and purchased 262.8 thousand shares of its common stock for $15.4 million. As of June 30, 1997, the Company had 5.5 million shares remaining under its authorized repurchase program. The Company will continue from time to time to purchase its own shares in the open market and in private transactions for use in connection with various corporate employee incentive programs and when it believes the market price of its shares merits such action.

At June 30, 1997, the Company held liquid assets of $753.3 million, including $333.4 million in cash and cash equivalents as compared to $889.9 million and $502.2 million, respectively, at September 30, 1996. The Company maintains a $400 million commercial paper program and a $500 million medium-term note program. The Company has also established two revolving credit and competitive auction facilities as back-up for the commercial paper program. At June 30, 1997, total back-up credit facilities were $500 million of which, $200 million was under a 364-day revolving credit facility. The remaining $300 million back-up facility has a five-year term. At June 30, 1997, approximately $448.5 million was available to the Company under unused credit facilities.

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

                           PART II - OTHER INFORMATION


Item 5. Other Information.

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

The Company will NOT undertake and specifically declines any obligation to release publicly the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Risk Factors and Cautionary Statements

The Company's revenues and income are derived primarily from the management of a variety of financial services products. The financial services industry is highly competitive. Such competition could negatively impact the Company's market share, which could impact assets under management, from which the bulk of the Company's revenues and income arise.

Sales of mutual fund shares and other financial services products can also be negatively affected by adverse general securities market conditions, burdensome governmental regulations and recessionary global economic conditions. In addition, securities dealers, whose large retail distribution systems play an important role in the sale of shares of the Franklin, Templeton and Mutual Series funds, also sponsor competing proprietary mutual funds. To the extent that these firms limit or restrict the sale of Franklin, Templeton or Mutual
Series funds shares through their brokerage systems in favor of their proprietary mutual funds, future sales may be negatively impacted and the Company's revenues might be adversely affected. In addition, as the number of competitors in the investment management industry increases, greater demands are placed on existing distribution channels, which may cause distribution costs to increase. The Company's assets under management include a significant number of global equities, which may or may not increase the volatility of the Company's managed portfolios and its revenue and income streams.

Certain portions of the Company's managed portfolios are invested in various securities of corporations located or doing business in developing regions of the world commonly known as emerging markets. These portfolios and the Company's revenues derived from the management of such portfolios are subject to significant risks of loss from unfavorable political and diplomatic developments, currency fluctuations, social instability, changes in governmental policies, expropriation, nationalization, confiscation of assets and changes in legislation relating to foreign ownership. Foreign trading markets, particularly in some emerging market countries are often smaller, less liquid, less regulated and significantly more volatile

A number of mutual fund sponsors presently market their funds without sales charges. As investor interest in the mutual fund industry has increased, competitive pressures have increased on sales charges of broker-dealer distributed funds. In response to such competitive pressures, the Company might be forced to lower or further adjust sales charges which are currently substantially reallowed to broker-dealers. The reduction in such sales charges could make the sale of shares of the Franklin, Templeton and Mutual Series funds less attractive to the broker-dealer community, which could in turn have a material adverse effect on the Company's revenues. In the alternative, the Company might be required to pay additional fees, commissions or charges in connection with the distribution of its shares which could have a negative effect on the Company's earnings.

Sales of Class II shares have increased relative to the Company's overall sales, resulting in higher distribution expenses, which have caused distribution expenses to exceed distribution revenues for certain products and put increasing pressure on the Company's profit margins. If the Company is unable to fund commissions on Class II shares using existing cash flow and debt facilities, additional funding will be necessary. Past sales of Class II shares are not necessarily indicative of future sales volume, and future sales of Class II shares may be lower or higher as a result of changes in investor demand or lessened or unsuccessful sales efforts by the Company.

The Company is in competition with the financial services and other investment alternatives offered by stock brokerage and investment banking firms, insurance companies, banks, savings and loan associations and other financial institutions. Many of these competitors have substantially greater resources than the Company. In addition, there has been a trend of consolidation in the mutual fund industry which has resulted in stronger competitors. The banking industry also continues to expand its sponsorship of proprietary funds distributed through third party distributors. To the extent that banks limit or restrict the sale of Franklin, Templeton or Mutual Series shares through their distribution systems in favor of their proprietary mutual funds, assets under management might decline and the Company's revenues might be adversely affected.

A significant portion of the Company's assets under management are fixed-income securities. Fluctuations in interest rates and in the yield curve will have an effect on fixed-income assets under management as well as on the flow of moneys to and from fixed-income funds and, therefore, on the Company's revenues from such funds.

Since 1992, equity investments have increased as a percentage of the Company's assets under management. The securities market is currently experiencing the longest "bull market" in history with unprecedented levels of investor demand for equity securities. As a result of this positive financial environment, the Company's equity holdings have increased in value. The combination of these and other factors has caused the Company's assets under management and revenues to increase. The valuation of the equity portion of the Company's assets under management is especially subject to the securities market, which is cyclical and subject to periodic corrections. A downturn in this financial market would have an adverse effect on the value of the equity portion of the Company's assets under management which in turn would have a negative effect on the Company's revenues.

The Company is unable to predict at this time whether the Taxpayer Relief Act of 1997 will have a positive or a negative effect on the Company's portfolios or revenues.

The Company's real estate activities are subject to fluctuations in the real estate market place as well as to significant competition from companies with much larger real estate portfolios giving them significantly greater economies of scale.

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

Exhibit 3(i)(d) Registrant's Certificate of Amendment of Certificate of Incorporation, as filed February 2, 1994, incorporated by reference to Exhibit (3)(iv) to the 1994 Annual Report

Exhibit          (3)(ii)  Registrant's  By-Laws  incorporated  by  reference  to
                 Exhibit 3(v) to the Company's Form 10-Q for the Quarterly Period ended December 31, 1994

Exhibit 11       Computations of per share earnings.

Exhibit 12       Computations of ratios of earnings to fixed charges

Exhibit 27       Financial Data Schedule (Filed with the SEC only)


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





                       FRANKLIN RESOURCES, INC.
                       Registrant


Date: August 14, 1997  /S/ Martin L. Flanagan

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

Exhibit 27       Financial Data Schedule-(Filed with the SEC only)

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

                                  Three months ended    Nine months ended
                                       June 30              June 30
                                      Restated              Restated
(Dollars and shares in
  thousands)                      1997      1996        1997       1996
------------------------------------------------------------------------

Average outstanding shares     126,093   120,524     125,902    120,759
Common stock equivalents:
    Primary                        265     4,024         718      4,094
    Fully diluted                  287     4,523         740      4,523

Total shares:
    Primary                    126,358   124,548     126,620    124,853
    Fully diluted              126,380   125,047     126,642    125,282

Net income                    $111,188   $81,066    $308,828   $230,229

Earnings per share:
    Primary                       $.88      $.65       $2.44      $1.84
    Fully diluted                 $.88      $.65       $2.44      $1.84

                                                                      Exhibit 12

COMPUTATIONS OF EARNINGS TO FIXED CHARGES

                                      Three months ended    Nine months ended
                                            June 30               June 30

(Dollars in thousands)                 1997      1996       1997       1996
----------------------------------------------------------------------------

Income before taxes                $158,274  $121,067   $439,613   $336,504
Add fixed charges:
    Interest                          9,325     6,844     30,942     21,746
    Interest factor on rent           2,330     2,072      6,759      6,022
----------------------------------------------------------------------------
Total fixed charges                  11,655     8,916     37,701     27,768
----------------------------------------------------------------------------

Earnings before fixed charges
   and taxes on income             $169,929  $129,983   $477,314   $364,272
============================================================================

Ratio of earnings to fixed
  charges                              14.6      14.6       12.7       13.1
============================================================================