Form 10-K
period 1997-09-30
FRANKLIN RESOURCES INC
filed 1997-12-22
CIK 38777

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                   (Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 1997
                                       OR
                                       [ ]
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

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

777 Mariners Island Blvd., San  Mateo,  CA                          94404
(Address  of  principal  executive  offices)                     (Zip  Code)
Registrant's  telephone  number,  including Area Code         (650) 312-2000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class                Name of each  exchange on which  registered
Common Stock, par value
$.10 per share                     New York Stock Exchange, Pacific Exchange
                                   and London Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.10 per share
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES X NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of $95.375 on December 1, 1997 on the New York Stock Exchange was $6,373,105,617. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that executive officers, directors, nominees, Registrant's Profit Sharing Plan and persons holding 5% or more of Registrant's Common Stock are affiliates. Number of shares of the Registrant's common stock outstanding at December 1, 1997:
126,026,610.

DOCUMENTS INCORPORATED BY REFERENCE: Certain portions of the registrant's proxy statement for its Annual Meeting of Stockholders to be held January 20, 1998, which was filed with the Commission on December 17, 1997, are incorporated by reference into Part III of this report.

                                 PART I
Item 1. Business

(a)      GENERAL DEVELOPMENT OF BUSINESS

Franklin Resources, Inc. ("FRI") and its predecessors have been engaged in the financial services business since 1947. FRI was organized in Delaware in November 1969. The term "Company" as used herein, unless the context otherwise requires, refers to Franklin Resources, Inc. and its consolidated subsidiaries. The Company's principal executive and administrative offices are at 777 Mariners Island Boulevard, San Mateo, California 94404. As of September 30, 1997, the Company employed over 6,400 employees on a worldwide basis, consisting of officers, investment management, distribution, administrative, sales and clerical support staff. The Company also employs additional temporary help as necessary to meet unusual requirements. Management believes that its relations with its employees are excellent.

On October 30, 1992, the Company and certain of its direct and indirect subsidiaries consummated the acquisition (the "Templeton Acquisition") of substantially all of the assets and liabilities of Templeton, Galbraith & Hansberger Ltd., a corporation organized under the laws of the Cayman Islands and based in Nassau, Bahamas ("Old TGH"), which provided diversified investment management and related services on a worldwide basis directly and through subsidiaries to various U.S. open-end and closed-end investment companies as well as to a variety of international investment portfolios and to U.S. and international private and institutional accounts. Unless the context otherwise requires, references herein to "Templeton" are deemed to refer to the business operations acquired by the Company in connection with the Templeton Acquisition and "Templeton funds" or "Templeton Family of Funds" refers to related funds. Subsequent to the Templeton Acquisition, the Company has operated the Templeton businesses on a unified basis with its other business operations.

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

In November 1996, the Company through its wholly-owned subsidiary, Franklin Mutual Advisers, Inc. ("FMAI") acquired (the "Mutual Acquisition") certain assets and liabilities of Heine Securities Corporation ("Heine"), which provided investment management services to various accounts and investment companies, including Mutual Series Fund Inc., now known as Franklin Mutual Series Fund Inc. ("Mutual Series"). Mutual Series is an open-end investment company which, at the time of the Mutual Acquisition, had five (5) series funds. Subsequent to the Mutual Acquisition, the Company has managed Mutual Series on a unified basis with its other business. Unless the context otherwise requires, references herein to the "Mutual Funds" and the "Mutual Series" are deemed to refer to the business operations acquired by the Company in connection with the Mutual Acquisition. See "Management's Discussion and Analysis of Financial Condition and Results of Operation" ("MD&A").

The purchase price paid at the closing of the Mutual Acquisition was funded through a combination of the Company's available cash, securities and the sale of commercial paper. The base purchase price consisted of $551 million in cash, including acquisition expenses, and the delivery of 1.1 million shares (the "Shares"), before the effect of the three-for-two stock dividend paid on January 15, 1997 (the "Stock Dividend"), of the Company's Common Stock. The purchase price included the deposit into escrow of $150 million to be invested in shares of Mutual Series, which shares are being released over a five (5) year period from the date of the acquisition, with a minimum $100 million retention for the full five (5) year period. In addition to the base purchase price, the transaction included a contingent payment ranging from $96.25 million to $192.5 million if certain agreed upon growth targets are met over the five (5) years following the closing.

For a two-year period following the closing of the Mutual Acquisition, Heine and its chief executive officer, Michael F. Price must limit their ownership of the Company's common stock to no more than 4.9% and have also agreed to certain limitations on the transferability of the Shares for this same time period. In addition, the Shares must be voted in accordance with the recommendations of the Company's Board of Directors. The Company has also granted certain registration rights with respect to the Shares. Mr. Price and five (5) senior executives of Heine entered into employment agreements assumed by FMAI upon the consummation of the transaction.

In November 1996, the holders of the option rights related to the Company's subordinated debentures (including entities affiliated with a director of the Company), which were issued in connection with the Templeton Acquisition, exercised their option rights to receive approximately 2.4 million shares of the Company's common stock in exchange for approximately $75 million of subordinated debentures. In December 1996, the holders of the subordinated debentures sold to the Company the remaining option rights representing an additional 2.4 million shares, and surrendered the remaining $75 million of debentures plus accrued interest for cash of approximately $170 million. This transaction was financed through the issuance of $100 million in medium-term notes and through cash on hand. See Note 8 of Notes to Consolidated Financial Statements elsewhere herein.

FRI is principally a parent company primarily engaged, through various subsidiaries, in providing investment management, marketing, distribution, transfer agency and other administrative services to the open-end investment companies of the Franklin Templeton Group and to U.S. and international managed and institutional accounts. The Company also provides investment management and related services to a number of closed-end investment companies whose shares are traded on various major U.S. and some international stock exchanges. In addition, the Company provides investment management, marketing and distribution services to certain sponsored investment companies organized in the Grand Duchy of Luxembourg (hereinafter referred to as "SICAV Funds"), which are distributed in marketplaces outside of North America and to certain investment funds and portfolios in Canada (hereinafter referred to as "Canadian Funds") as well as to certain other international portfolios in the United Kingdom and elsewhere. The Franklin Templeton Group of Funds consists of forty-four (44) open-end investment companies with multiple portfolios.

When used in this report, the term "Franklin Group of Funds" refers generally to the Franklin funds not acquired through either the Templeton or Mutual Acquisitions nor developed primarily as a result of such acquisitions. The Franklin Group of Funds, the Templeton Family of Funds, and the Mutual Series are hereinafter referred to individually as a "Fund" or collectively as the "Funds", the "Franklin Templeton funds", or the "Franklin Templeton Group of Funds". Unless specifically noted otherwise, as used in this report the terms the "Franklin Templeton funds" or the "Franklin Templeton Group" include the Mutual Series. The closed-end investment companies, the foreign based funds and the other U.S. and international managed and institutional accounts are collectively referred to as the "Other Assets". The Franklin Templeton Group of Funds along with the Other Assets are collectively referred to as the "Franklin Templeton Group".

As of September 30, 1997, total assets under management in the Franklin Templeton Group were $226 billion, the make-up of which was approximately as follows: for the open-end investment companies in the Franklin Templeton Group (excluding variable annuities), $175.1 billion; and for all the Other Assets (including variable annuities), $50.9 billion. This makes the Franklin Templeton Group one of the largest investment management complexes in the United States.

The mix of assets under management by a large financial services complex such as the Franklin Templeton Group can be segregated by type of assets, type of investment vehicle, type of investor or geographic location of assets. International and U.S. equity assets under management, whether held for growth potential, income potential or various combinations thereof by all types of investors, including institutional and separate accounts on a worldwide basis, were approximately $157.4 billion at September 30, 1997 and represent approximately 70% of total assets under management. Fixed-income assets (both long and short-term), including money market fund assets, held by all types of investors on a worldwide basis were approximately $68.6 billion and represented 30% of total assets under management at fiscal year end. Assets under management for institutional accounts, whether in institutional mutual funds, separate accounts or other types of investment products, were approximately $30.7 billion or 14% of total assets under management at fiscal year end and were primarily invested in global and international equities. Assets under management by U.S. based closed-end funds or equivalent foreign funds were $6.6 billion, or 2.9% of total assets, at September 30, 1997.

The Company, through certain subsidiaries, also provides advisory services, variable annuity products, and sponsors and manages public and private real estate programs. Other subsidiaries offer consumer banking services, insured deposits, dealer auto loans, and credit cards. The Company also provides custodial, trustee and fiduciary services to individual retirement account ("IRA") and profit sharing or money purchase plans and to qualified retirement plans and private trusts. From time to time, the Company also participates in various investment management joint ventures. On a consolidated worldwide basis, the Company provides U.S. and international individual and institutional investors with a broad range of investment products and services designed to meet varying investment objectives, which affords its clients the opportunity to allocate their investment resources among various alternative investment products as changing worldwide economic and market conditions warrant.

 Subsidiaries-Investment Management, Administration, Distribution and
                            Related Services

The Company's principal line of business is providing investment management, administration, distribution and related services for the Franklin Templeton Group. This business is primarily conducted through the principal wholly-owned direct and indirect subsidiary companies described below. Revenues are generated primarily by subsidiaries that provide advisory and management services. Revenues are derived primarily from investment management fees calculated on a sliding scale fund-by-fund basis, which generally decline as the level of assets managed increases.

Franklin Advisers, Inc.

Franklin Advisers, Inc. ("Advisers") is a California corporation formed in 1985 and is based in San Mateo, California. Advisers is registered as an investment advisor with the Securities and Exchange Commission (the "SEC") under the Investment Advisers Act of 1940 (the "Advisers Act") and is also registered as an investment advisor in the State of California. Advisers provides investment advisory, portfolio management and administrative services under management agreements with most of the Funds in the Franklin Group of Funds. Advisers manages approximately $83.9 billion, representing approximately 37.1% of the Company's total assets under management, and generates approximately 17.4% of total Company revenues.

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

Templeton Global Advisors Limited.

Templeton Global Advisors Limited ("TGAL") is a Bahamian corporation located in Nassau, Bahamas formed in connection with the Templeton Acquisition and is the successor company to Old TGH. TGAL is registered as an investment advisor with the SEC under the Advisers Act. TGAL provides investment management services under various agreements with certain of the Templeton funds and Other Assets. TGAL is the principal investment advisor to the Templeton funds and manages approximately $53.6 billion, representing approximately 23.7% of the Company's total assets under management.

Franklin Investment Advisory Services, Inc.

Franklin Investment Advisory Services, Inc. ("FIASI") is a Delaware corporation formed in 1996 and is based in Norwalk, Connecticut. FIASI is registered as an investment advisor with the SEC under the Advisers Act.

Franklin Mutual Advisers, Inc.

Franklin Mutual Advisers, Inc. ("FMAI") is a Delaware corporation formed in 1996 and is based in Short Hills, New Jersey. FMAI is registered as an investment advisor with the SEC under the Advisers Act and is also registered as an investment advisor in the States of Georgia, Texas and New Jersey. FMAI provides investment management and portfolio management services under various agreements with Mutual Series. FMAI is the investment manager to the Mutual Series funds and manages approximately $24.8 billion, representing approximately 11% of the Company's total assets under management.

Franklin Templeton Services, Inc.

Franklin Templeton Services, Inc. ("FTSI") is a Delaware corporation formed in 1996 and is based in San Mateo, California. FTSI provides business management services, including fund accounting, securities pricing, trading, compliance and other related administrative activities under various management agreements to most of the U.S. Franklin Templeton Funds.

Templeton Investment Counsel, Inc.

Templeton Investment Counsel, Inc. ("TICI") is a Florida corporation formed in October 1979. Based in Ft. Lauderdale, Florida, TICI is the principal investment advisor to the majority of the Franklin Templeton managed and institutional accounts, excluding Mutual Series. In addition, it provides investment advisory portfolio management services to certain of the Templeton funds and subadvisory services to certain of the Franklin funds. TICI manages approximately $23.5 billion, representing 10.4% of the Company's total assets under management.

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

Franklin/Templeton Distributors, Inc.

Franklin/Templeton Distributors, Inc. ("Distributors") is a New York corporation formed in 1947. It is registered with the SEC as a broker-dealer and as an investment advisor and is a member of the National Association of Securities Dealers, Inc. (the "NASD"). As the principal underwriter of the shares of most of the Franklin and Templeton funds, it earns underwriting commissions on the distribution of shares of the Funds.

Templeton/Franklin Investment Services, Inc.

Templeton/Franklin Investment Services, Inc. ("TFIS") is a Delaware corporation formed in October 1987 and is registered with the SEC as a broker-dealer and an investment advisor. Its principal business activities include: (i) through its Templeton Portfolio Advisory division, serving as a sponsor of a comprehensive fee (wrap account) program, in which it provides investment advisory and broker-dealer services, as well as serving as investment adviser in other broker-dealer wrap account programs and directly as an adviser for separate accounts; and (ii) serving as a direct marketing broker-dealer for institutional investors in Franklin Templeton Group of Funds.

Franklin/Templeton Investor Services, Inc.

Franklin/Templeton Investor Services, Inc. ("FTIS") is a California corporation formed in 1981 which provides shareholder record keeping services and acts as transfer agent and dividend-paying agent for the Franklin and Templeton funds. FTIS is registered with the SEC as a transfer agent under the Securities Exchange Act of 1934 (the "Exchange Act"). FTIS is compensated under an agreement with each Franklin and Templeton open-end mutual fund on the basis of a fixed annual fee per account, which varies with the Fund and the type of services being provided, and is reimbursed for out-of-pocket expenses.

Other Templeton Investment Advisory, Distribution, Research and Related Subsidiaries are organized and/or located in California, Florida, Australia, the Bahamas, Brazil, France, Germany, India, Italy, Luxembourg, Poland, Russia, South Africa and the United Kingdom, and provide investment advisory and related services to other subsidiaries of the Company and to various U.S. and foreign portfolios and private and institutional accounts. In addition, the Company, through various Templeton subsidiaries, has opened or is in the process of opening branch offices or in some instances forming subsidiaries in various other international locations, including Argentina, China, Cyprus, Hungary, Japan, Korea, Mauritius, Russia, South Africa, and Vietnam.

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

Templeton Funds Trust Company

Templeton Funds Trust Company ("TFTC"), a Florida corporation formed in December 1985, is a trust company licensed by the Florida Office of the Comptroller. TFTC serves as trustee of commingled trusts for qualified retirement plans.

Franklin Management, Inc.

Franklin Management, Inc. ("FMI"), a California corporation organized in February 1978, is a registered investment advisor for private accounts. FMI also provides advisory services to third party broker-dealer wrap fee programs.

Franklin Institutional Services Corporation

Franklin   Institutional   Services   Corporation   ("FISCO")  is  a  California
corporation organized in August 1991. FISCO is a registered investment advisor and provides services for institutional accounts.

Franklin Agency, Inc.

Franklin Agency, Inc. ("Agency") is a California corporation organized in December 1971. Agency provides insurance agency services for the Franklin Valuemark annuity products.

Templeton Funds Annuity Company

Templeton Funds Annuity Company ("TFAC") is a Florida corporation formed in January 1984 which offers variable annuity products. TFAC is principally regulated by the Florida Department of Insurance and Florida's Treasurer.

Templeton Worldwide, Inc.

Templeton Worldwide, Inc. is a Delaware corporation organized in July 1992 as the parent holding company for all of the Templeton companies.

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

Consumer Lending Services

Franklin Bank (the "Bank"), a 98.2%-owned subsidiary of the Company, is a non-Federal Reserve member California State chartered bank. The Bank was formed in 1974 and was acquired by the Company in December 1985. The Bank, with total assets of $117.6 million as of September 30, 1997, provides consumer banking products and services such as credit cards, auto loans, deposit accounts and consumer loans. The Bank does not exercise its commercial lending powers in order to maintain its status as a "non-bank bank" pursuant to the provisions of the Competitive Equality Banking Act of 1987 ("CEBA") which permits the Company, a "non-banking company" prior to CEBA, to remain exempt from the Bank Holding Company Act under the "grandfathering" provisions of CEBA.

Franklin Capital Corporation

Franklin Capital Corporation ("FCC") is a Utah corporation formed in June 1993 to expand the Company's auto lending activities. FCC conducts its business primarily in the Western region of the United States and originates its loans through a network of auto dealerships representing a wide variety of makes and models. FCC offers several different loan programs to finance new and used vehicles. FCC also acquires credit card receivables from the Bank. As of September 30, 1997, FCC's total assets included $154.3 million of gross automobile contracts and $63.9 million of gross credit card receivables.

Real Estate Subsidiaries

The Company's real estate related line of business is conducted primarily through two (2) principal subsidiary corporations. Franklin Properties, Inc. ("FPI") is a real estate investment and management company organized in California in April 1988, which managed three (3) publicly traded real estate investment trusts, until May 7, 1996, at which time two (2) of the real estate investment trusts were merged into the third real estate investment trust, and renamed Franklin Select Realty Trust, Inc. Franklin Select Realty Trust, Inc. continues to be managed by FPI under an advisory agreement and is publicly traded on the American Stock Exchange. Property Resources, Inc. ("PRI"), a California corporation organized in April 1967 and acquired by the Company in December 1985, serves as general partner, property manager or advisor for certain other real estate investment programs.

                         Investment Management

The Franklin Templeton Group accommodates a variety of investment objectives, including, capital appreciation, growth and income, income, tax-free income and stability of principal. In seeking to achieve such objectives, each portfolio emphasizes different investment securities. Portfolios seeking income focus on taxable and tax-exempt money market instruments, tax-exempt municipal bonds, global fixed-income securities, fixed-income debt securities of corporations and of the United States government and its agencies and instrumentalities such as the Government National Mortgage Association ("GNMA" or "Ginnie Mae"), the Federal National Mortgage Association ("Fannie Mae"), and the Federal Home Loan Mortgage Corporation ("Freddie Mac"). Portfolios that seek capital appreciation invest primarily in equity securities in a wide variety of international and U.S. markets, some seek broad national market exposure, while others focus on narrower sectors such as precious metals, health care, emerging technology, mid-cap companies, small-cap companies, real estate securities and utilities. Still others focus on investments in particular emerging market countries and regions. A majority of the assets managed are equity oriented.

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

During the fiscal year ended September 30, 1997, except for the Company's money market funds, and funds specifically designed for institutional investors, whose shares are sold without a sales charge at all purchase levels, shares of the open-end funds in the Franklin Templeton Group of Funds generally were sold at their respective net asset value per share plus a sales charge, which varies depending upon the type of share, the individual fund and the amount purchased. In accordance with certain terms and conditions described in the prospectuses for such Funds, certain investors are eligible to purchase shares at net asset value or at reduced sales charges, and investors may generally exchange their shares of a fund at net asset value for shares of another fund in the Franklin Templeton Group when they believe such an investment decision is appropriate without the payment of additional sales charges.

As of September 30, 1997, the net asset holdings of the five (5) largest funds in the Franklin Templeton Group (some of which are investment companies and some of which are series of other investment companies) were Templeton Foreign Fund ($17.0 billion), Franklin California Tax-Free Income Fund, Inc. ($14.6 billion), Templeton Growth Fund ($13.9 billion), Templeton World Fund ($9.6 billion) and the Franklin Custodian Funds-U.S. Government ($9.5 billion). At September 30, 1997, these five (5) mutual funds represented, in the aggregate, 28.5% of all assets under management in the Franklin Templeton Group.

                        General Fund Description

Set forth in the tables below is a brief description of the Funds and of the principal investments and investment strategies of such Funds or portfolios comprising most of the principal Funds or portfolios in the Franklin Templeton Group separated into twenty-three (23) different general categories as follows:

   (i)     Franklin Funds Seeking Preservation of Capital and Income

   (ii)    Franklin Funds Seeking Current Income

   (iii)   Franklin Funds Seeking Tax-Free Income

   (iv)    Franklin Funds Seeking Growth and Income

   (v)     Franklin Funds Seeking Capital Growth

   (vi) Franklin Funds for Tax-Deferred Investments (Valuemark variable annuity)

   (vii)   Franklin Closed-End Funds

   (viii)  Franklin Funds for Institutional Investors

   (ix)    Franklin Templeton International Currency Funds

   (x)     Templeton Funds Seeking Preservation of Capital and Income

   (xi)    Templeton Funds Seeking Capital Growth from Global Portfolios

   (xii)   Templeton Funds Seeking Capital Growth from U.S. Portfolios

   (xiii)  Templeton Funds Seeking High Current Income from Global
           Portfolios

   (xiv)   Templeton Funds Seeking High Total Return from Global
           Portfolios

   (xv)    Templeton Funds for Tax-Deferred Investments

   (xvi)   Templeton Contractual Plans

   (xvii)  Templeton SICAV Funds

   (xviii) Templeton Canadian Funds

   (xix)   Templeton Closed-End Funds

   (xx)    Templeton Funds for Institutional Investors

   (xxi)   Representative Templeton International Portfolios

   (xxii)  Mutual Series Funds

   (xxiii) Asset Allocation Funds

Recent Fund Introductions and Changes

The Mutual Series team, known for its value-driven approach to U.S. equity investing, joined the Franklin Templeton organization in November 1996. This addition brought four (4) established and one (1) newly created series to the Franklin Templeton Funds. A sixth series, Mutual Financial Services Fund, was added in August 1997.

In December 1996, a new investment company, Franklin Templeton Fund Allocator Series, consisting of three (3) series that invest in a selected group of Franklin Templeton Funds, was introduced. The Franklin Discovery Biotechnology Fund was added to the Franklin Strategic Series in September 1997. During the fiscal year, four (4) funds were liquidated and two (2) Templeton funds were merged into two (2) Franklin funds.

Effective January 2, 1997, twenty-five (25) Franklin Templeton funds offered a new class of shares, called Advisor Class Shares, available without a sales charge generally for employees and for large investments ($5 million or more). During fiscal 1997, seventy-six (76) Franklin Templeton funds offered multiple classes of shares in response to investor demand for varying load structures. Of these funds, forty-five (45) offered Class I and Class II shares, seven (7) offered Class I shares and Advisor Class Shares, and twenty-four (24) offered Class I, Class II and Advisor Class Shares (or the Mutual Series equivalent to Advisor Class Shares, called Z Class Shares).


(i)   Franklin Funds Seeking Preservation of Capital and Income

Name of Fund              Inception    Principal Investments/Strategy
                          Date

Franklin California       09/03/85     Seeks double tax-free income (free
Tax-Exempt Money Fund                  from federal and state personal income
                                       taxes) by investing in short-term
                                       California municipal securities.

Franklin Federal Money    05/13/80     Seeks high current income by investing
Fund                                   in short-term instruments backed by
                                       U.S. government securities.

Franklin Money  Fund      05/01/76     Seeks   capital
                                       preservation, liquidity and dividends by investing in short-term securities (money market instruments).

Franklin New York         09/03/85     Seeks triple tax-free income (free
Tax-Exempt Money Fund                  from federal, N.Y. state and N.Y. city
                                       taxes) by investing in short-term New
                                       York municipal securities.

Franklin Tax-Exempt       02/18/82     Seeks income free from federal taxes
Money Fund                             by investing in short-term municipal
                                       securities.

Franklin Templeton Money  05/01/95     Seeks capital preservation, liquidity
Fund II                                and dividends, by investing in
                                       short-term securities.  Open only to
                                       shareholders exchanging out of Class
                                       II shares in other Franklin Templeton
                                       Funds.

(ii)   Franklin Funds Seeking Current Income

Name of Fund              Inception    Principal Investments/Strategy
                          Date

Franklin Adjustable Rate  12/26/91     Seeks high current income and
Securities Fund                        increased price stability by investing
                                       in Double A rated mortgage-backed
                                       securities: adjustable rate mortgages
                                       ("ARMs") created by private issuers as
                                       well as Ginnie Mae, Fannie Mae and
                                       Freddie Mac.

Franklin Adjustable U.S.  10/20/87     Seeks income with lower volatility of
Government Securities                  principal by investing in government
Fund                                   or government agency guaranteed
                                       adjustable rate mortgage-backed
                                       securities.

Franklin Corporate        01/14/87     Seeks high after-tax income for
Qualified Dividend Fund                corporations by investing in preferred
                                       securities  and by maximizing  the amount
                                       of  dividend   income  it  receives  that
                                       qualifies   for  the   dividends-received
                                       deduction.

Franklin Global           03/15/88     Seeks high current income by investing
Government Income Fund                 primarily in fixed-income securities
                                       issued by both U.S. and foreign
                                       governments.

Franklin Investment       01/14/87     Seeks high current income by investing
Grade Income Fund                      in debt securities, most of which will
                                       be intermediate term investment grade issues and dividend paying common and preferred stocks.

Franklin                  04/15/87     Seeks income and relative stability of
Short-Intermediate U.S.                principal by investing in less
Government Securities                  volatile, shorter term securities of
Fund                                   U.S. government securities carrying
                                       the full faith and credit guarantee of
                                       the U.S. government.

Franklin Templeton        12/31/92     Seeks total return by investing in a
German Government Bond                 managed portfolio of German government
Fund                                   bonds.

Franklin's AGE High       12/31/69     Seeks high current income by investing
Income Fund                            in high yielding lower rated corporate
                                       bonds.

U.S. Government           05/31/70     Seeks high current income by investing
Securities Series (a                   in a portfolio limited to securities
series of Franklin                     that are obligations of the U.S.
Custodian Funds, Inc.)                 government or its instrumentalities
                                       (Ginnie Mae securities).

(iii)   Franklin Funds Seeking Tax-Free Income

Federal Tax-Free Funds

Name of Fund              Inception    Principal Investments/Strategy
                          Date

Franklin Federal          09/21/92     Seeks high current income by investing
Intermediate-Term                      in nationally diversified municipal
Tax-Free Income Fund                   bonds with an average maturity of
                                       three (3) to ten (10) years.

Franklin Federal          10/07/83     Seeks federal tax-free income by
Tax-Free Income Fund                   investing in nationally diversified,
                                       investment quality municipal bonds.

Franklin High Yield       03/18/86     Seeks federal tax-free income by
Tax-Free Income Fund                   investing in nationally diversified,
                                       high yield, medium and lower rated
                                       municipal bonds.

Franklin Insured          04/01/85     Seeks federal tax-free income by
Tax-Free Income Fund                   investing in nationally diversified,
                                       insured municipal bonds.

Franklin Puerto Rico      08/03/85     Seeks to provide a maximum level of
Tax-Free Income Fund                   income exempt from federal income tax
                                       and the personal income taxes of the
                                       majority of the states by investing in
                                       municipal securities. For U.S.
                                       citizens and residents.

State Tax-Free Funds

The Company manages insured state tax-free funds, established from 1985 to 1996, in the states of Arizona, California, Florida, Massachusetts, Michigan, Minnesota, New York and Ohio. The principal investments and strategy of these funds are the purchase of insured municipal bonds exempt from federal and specified state personal income taxes providing an investment vehicle for double tax-free income from long-term municipal securities. In addition, the Company manages twenty-seven (27) non-insured state tax-free income funds established from 1977 to 1996 providing double tax-free income from long-term municipal securities to residents of twenty-four (24) states.


(iv)   Franklin Funds Seeking Growth and Income

Name of                   Inception    Principal Investments/Strategy
Fund                      Date

Franklin Asset            12/05/51     Seeks total return by investing in
Allocation Fund                        common stocks, investment grade
                                       corporate and U.S. government bonds,
                                       short-term money market instruments,
                                       securities of foreign issuers and real
                                       estate securities.

Franklin Balance Sheet    04/02/90     Seeks high total return by investing
Investment Fund                        in common and preferred stocks,
                                       secured   or   unsecured    bonds,    and
                                       commercial paper or notes, which have per-share current market values believed to be below their net asset or book values.

Franklin Convertible      04/15/87     Seeks to maximize total return by
Securities Fund                        investing in convertible bonds and
                                       convertible preferred stock.

Franklin Equity Income    03/15/88     Seeks capital appreciation and high
Fund                                   current dividend income by investing
                                       in high yielding common stocks for
                                       greater price stability.

Franklin Global           07/02/92     Seeks total return by investing in
Utilities Fund                         equity and debt securities issued by
                                       foreign and U.S. utilities companies.

Franklin MicroCap Value   12/12/95     Seeks high total return by investing
Fund                                   primarily in securities of companies
                                       with  market  capitalization  under  $100
                                       million at the time of purchase and which are believed to be undervalued in the marketplace.

Franklin Natural          06/05/95     Seeks high total return by investing
Resources Fund                         primarily in stocks of companies that
                                       own, produce, refine, process and
                                       market natural resources.

Franklin Rising           04/02/90     Seeks capital appreciation by
Dividends Fund                         investing in stocks with consistent,
                                       substantial dividend increases for
                                       capital growth.

Franklin Strategic        05/24/94     Seeks high current income and capital
Income Fund                            appreciation, by investing in U.S. and
                                       foreign fixed-income securities.

Franklin Value Fund       03/11/96     Seeks total return by
                                       investing  in equity and debt  securities
                                       of   companies   worldwide,   which   are
                                       believed to be undervalued in the
                                       marketplace.

Income Series (a series   08/31/48     Seeks to maximize income by investing
of Franklin Custodian                  in stocks and bonds, including foreign
Funds, Inc.)                           and high yield, lower rated
                                       securities, selected with particular
                                       consideration for their income
                                       producing potential.

Utilities Series (a       09/30/48     Seeks capital appreciation and current
series of Franklin                     income by investing in utility
Custodian Funds, Inc.)                 companies located in high growth areas.

(v)   Franklin Funds Seeking Capital Growth

Name of Fund              Inception    Principal Investments/Strategy
                          Date

DynaTech Series (a        01/01/68     Seeks capital appreciation by
series of Franklin                     investing in the volatile stocks of
Custodian Funds, Inc.)                 companies engaged in dramatic
                                       break-through areas such as medicine,
                                       telecommunications and electronics or who have proprietary advantages in their field.

Franklin Blue Chip Fund  05/28/96      Seeks  capital
                                       appreciation by investing in securities of well-established, large capitalization companies ("blue chip companies") with a long record of revenue growth and profitability.

Franklin California       10/30/91     Seeks capital appreciation by
Growth Fund                            investing primarily in growth stocks
                                       or securities of companies
                                       headquartered in or conducting a
                                       majority of operations in California.

Franklin Equity  Fund    01/01/33      Seeks   capital
                                       appreciation   and   current   income  by
                                       investing primarily in common stocks of seasoned companies with low prices in relation to earnings growth.

Franklin Global Health    02/14/92     Seeks capital appreciation by
Care Fund                              investing primarily in equity
                                       securities   of  health  care   companies
                                       worldwide   with   potential   for  above
                                       average growth.

Franklin Gold Fund        05/19/69     Seeks   capital
                                       appreciation   and   current   income  by
                                       investing  in   securities  of  companies
                                       engaged in mining, processing or dealing in gold or other precious metals.

Franklin MidCap Growth    06/01/96     Seeks long-term capital growth by
Fund                                   investing in equity securities of
                                       medium capitalization companies
                                       believed to be positioned for rapid
                                       growth.

Franklin Real Estate      01/03/94     Seeks to maximize total return by
Securities Fund                        investing primarily in the equity
                                       securities of companies operating in
                                       the real estate industry.

Franklin Small Cap        02/14/92     Seeks long-term capital growth by
Growth Fund                            investing primarily in equity
                                       securities of small capitalization
                                       growth companies.

Growth Series (a series   03/31/48     Seeks capital appreciation by
of Franklin Custodian                  investing in well-known companies with
Funds, Inc.)                           demonstrated growth characteristics.

Franklin Biotechnology    09/15/97     Seeks capital appreciation by
Discovery Fund                         investing in securities of
                                       biotechnology companies and discovery
                                       research firms located in the U.S. and
                                       other countries.

(vi)   Franklin Funds for Tax-Deferred Investments

Franklin Valuemark Funds is an open-end management investment company currently consisting of twenty-three (23) separate series or portfolios which offer a wide range of investment objectives, strategies, and risks. Shares are currently sold only to separate accounts of the Allianz Life Insurance Company of North America and its affiliates to fund the benefits under variable life insurance policies and variable annuity contracts. Products presently offered include two (2) flexible premium deferred variable annuities ("Valuemark II" in New York and "Valuemark III" in all other states), an immediate variable annuity ("Valuemark Income Plus"), single premium variable life insurance ("Franklin Valuemark
Life"), and flexible premium variable life insurance ("ValueLife"). The portfolios are managed by Advisers, Franklin Advisory Services, Inc., Franklin Mutual Advisers, Inc., TICI, TGAL, and Templeton Asia. The investment objectives and policies of most of the portfolios are similar to those of corresponding Franklin and Templeton funds, although differences in portfolio size, investments held, and insurance and expense related differences will cause the performance of the Valuemark portfolio to differ.




(vii)   Franklin Closed-End Funds

Name of Fund              Inception    Principal Investments/Strategy
                          Date

Franklin Multi-Income     10/24/89     Seeks high current income by investing
Trust (listed on the                   primarily in high yielding,
NYSE)                                  fixed-income corporate securities as
                                       well as dividend-paying stocks of
                                       companies engaged in the public
                                       utilities industry.

Franklin Universal Trust  09/23/88     Seeks high current income by investing
(listed on the NYSE)                   in fixed-income debt securities and
                                       dividend paying stocks and securities
                                       of precious metals and natural
                                       resources companies.

Principal Maturity Trust  01/19/89     Seeks to return investors' original
(listed on the NYSE)                   capital of $10 per share on or before
                                       May  31,  2001,   while   providing  high
                                       monthly    income   by    investing    in
                                       mortgage-backed securities, zero coupon securities and high income producing debt securities.

(viii)   Franklin Funds for Institutional Investors

Name of Fund              Inception    Principal Investments/Strategy
                          Date

Adjustable Rate           11/05/91     Seeks high current income by investing
Securities Portfolio                   in mortgage-backed securities (ARMs).
(sold only to other
investment companies)

Franklin Cash Reserves    07/01/94     Seeks high current income by investing
Fund                                   in U.S. and foreign short-term
                                       securities.

Franklin Institutional    01/02/92     Seeks high current income by investing
Adjustable Rate                        in a portfolio of mortgage-backed
Securities Fund                        securities, pooled adjustable rate
                                       mortgage securities.

Franklin Institutional    11/01/91     Seeks high current income and
Adjustable U.S.                        increased price stability by investing
Government Securities                  in a portfolio of adjustable U.S.
Fund                                   government or guaranteed agency
                                       mortgage-backed securities, (ARMs
                                       created by Ginnie Mae, Fannie Mae and
                                       Freddie Mac).

Franklin Strategic        02/01/93     Seeks a high level of total return by
Mortgage Portfolio                     investing primarily in mortgage-backed
                                       securities, pooled mortgages issued or
                                       guaranteed by Ginnie Mae, Fannie Mae or
                                       Freddie Mac.

Franklin U. S.            02/08/94     Seeks high current income consistent
Government Agency Money                with capital preservation and
Market Fund                            liquidity by investing in short-term
                                       instruments backed by U.S. government
                                       securities.

Franklin U.S. Government  01/19/88     Seeks high current income consistent
Securities Money Market                with capital preservation and
Portfolio                              liquidity by investing in short-term
                                       instruments backed by U.S. government
                                       securities.

Franklin U.S. Treasury    08/20/91     Seeks high current income consistent
Money Market Portfolio                 with capital preservation and
                                       liquidity by investing in short-term
                                       U.S. Treasury obligations.

Money  Market  Portfolio  07/17/85     Seeks  high
                                       current income consistent with capital preservation and liquidity by investing all of its assets in money market instruments.

The Money Market          07/28/92     Seeks high current income  consistent
                                       Portfolio (sold only to with capital
                                       preservation and other  investment
                                       liquidity by investing all of its
                                       companies) assets in money market
                                       instruments.

The U.S. Government       07/28/92     Seeks high current income consistent
Securities Money Market                with capital preservation and
Portfolio (sold only to                liquidity by investing in short-term
other investment                       instruments backed by U.S. government
companies)                             securities.

U.S. Government           05/20/91     Seeks high current income and
Adjustable Rate Mortgage               increased price stability by investing
Portfolio (sold only to                in mortgage-backed securities, (ARMs
other investment                       created by Ginnie Mae, Fannie Mae and
companies)                             Freddie Mac).

(ix)   Franklin Templeton International Currency Funds

Name of Fund              Inception    Principal Investments/Strategy
                          Date

Franklin Templeton        06/30/86     Seeks to maximize total return, by
Global Currency Fund                   investing in interest- earning money
                                       market instruments denominated in three
                                       (3) or more of sixteen (16) major world
                                       currencies.

Franklin Templeton Hard   11/17/89     Seeks to protect against U.S. dollar
Currency Fund                          depreciation by investing in
                                       high-quality   money  market  instruments
                                       denominated  in three  (3) or more of the
                                       five  (5)  major   currencies  of  lowest
                                       inflation countries and the Swiss Franc.

Franklin Templeton High   11/17/89     Seeks current income higher than that
Income Currency Fund                   of U.S. dollar money market
                                       instruments      by      investing     in
                                       interest-bearing money market instruments
                                       denominated   in  Major   and   Non-Major
                                       Currencies.



(x)   Templeton Funds Seeking Preservation of Capital and Income

Name of Fund              Inception    Principal Investments/Strategy
                          Date

Templeton Money Fund      10/2/87      Seeks current income, stability of
                          Merged into  principal and liquidity by investing
                          Franklin     in high  quality  money market
                          Money Fund   instruments  with maturities not
                          on 12/31/96  exceeding 397  days, consisting on
                                       primarily  of short-term U.S.
                                       government securities,  bank certificates
                                       of  deposit,   time  deposits,   bankers'
                                       acceptances,    commercial    paper   and
                                       repurchase agreements.


(xi)   Templeton Funds Seeking Capital Growth from Global Portfolios

Name of Fund              Inception    Principal Investments/Strategy
                          Date

Franklin Templeton Japan  07/28/94     Seeks long-term capital growth by
Fund                                   investing primarily in the equity
                                       securities of companies domiciled in
                                       Japan and traded in Japanese
                                       securities markets.

Templeton Developing      10/17/91     Seeks long-term capital appreciation
Markets Trust                          by investing primarily in equity
                                       securities of issuers in countries
                                       with developing markets.

Templeton Foreign  Fund   10/05/82     Seeks  long-term
                                       capital growth by investing in stocks and
                                       debt   obligations   of   companies   and
                                       governments outside the United States.

Templeton Foreign         09/20/91     Seeks long-term capital growth by
Smaller Companies Fund                 investing in a diverse portfolio of
                                       equity  securities  that trade on markets
                                       in   countries   other  than  the  United
                                       States.

Templeton Global          03/14/94     Seeks long-term capital growth by
Infrastructure Fund                    investing in securities of U.S. and
                                       foreign  companies  that are  principally
                                       engaged in or related to the development,
                                       operation   or   rehabilitation   of  the
                                       physical and social infrastructures of various nations throughout the world.

Templeton Global          02/28/90     Seeks long-term capital growth by
Opportunities Trust                    investing in securities issued by
                                       companies and governments of any
                                       nation.

Templeton Greater         05/08/95     Seeks long-term capital appreciation
European Fund                          by investing primarily in equity
                                       securities of companies Western,
                                       Central and Eastern Europe and in
                                       Russia.

Templeton Growth  Fund   11/29/54      Seeks  long-term capital growth by
                                       investing in stocks and bonds issued
                                       by companies and governments of any
                                       nation.

Templeton Latin America   05/08/95     Seeks long-term capital appreciation
Fund                                   by investing primarily in equity
                                       securities and debt obligations of
                                       issuers in Latin American countries.

Templeton Pacific Growth  09/20/91     Seeks long-term capital growth by
Fund                                   investing primarily in equity
                                       securities that trade on markets in
                                       the Pacific Rim.

Templeton Global Real     09/18/89     Seeks long-term capital growth by
Estate Fund                            investing in securities of U.S. and
                                       foreign companies engaged in or
                                       related to the real estate industry.

Templeton Global Smaller  06/01/81     Seeks long-term capital growth by
Companies Fund, Inc.                   investing in common and preferred
                                       stocks, rights and warrants of
                                       companies of various nations
                                       throughout the world.

Templeton World  Fund     01/17/78     Seeks   long-term
                                       capital growth by investing in stocks and debt obligations of foreign and U.S.
                                       companies.

(xii)   Templeton Funds Seeking Capital Growth From U.S. Portfolios

Name of Fund              Inception    Principal Investments/Strategy
                          Date

Templeton American        03/27/91     Seeks long-term total return by
Trust, Inc.                            investing no less than 65% of assets
                                       in stocks and debt obligations of U.S.
                                       companies and the U.S. government.

(xiii)   Templeton Funds Seeking High Current Income from Global Portfolios

Name of Fund              Inception    Principal Investments/Strategy
                          Date

Templeton Americas        06/27/94     Seeks high current income, with total
Government Securities                  return as a secondary objective, by
Fund                                   investing primarily in debt securities
                                       issued  or  guaranteed  by   governments,
                                       government      agencies,       political
                                       subdivisions,    and   other   government
                                       entities of  countries  located in North,
                                       South  and   Central   America   and  the
                                       surrounding waters.

Templeton Global Bond     09/24/86     Seeks current income by investing
Fund (formerly Templeton               primarily in debt securities,
Income Fund)                           preferred stock, common stocks which
                                       pay   dividends   and  income   producing
                                       securities convertible into common stock of companies, governments and government agencies of various nations throughout the world.

(xiv)   Templeton Funds Seeking High Total Return from Global Portfolios

Name of Fund              Inception    Principal Investments/Strategy
                          Date

Templeton Growth and      03/14/94     Seeks high total return by investing
Income Fund (formerly                  primarily in equity and debt
Templeton Global Rising                securities of U.S. and foreign
Dividends Fund)                        companies.

(xv)   Templeton Funds for Tax-Deferred Investments

Name of Fund              Inception    Principal Investments/Strategy
                          Date

Templeton Asset           08/31/88     Seeks a high level of total return by
Allocation Fund                        investing in stocks of companies in
                                       any nation, debt obligations of
                                       companies and governments of any
                                       nation, and in money market
                                       instruments.

Templeton Bond Fund       08/31/88     Seeks high current income by investing
                                       primarily in debt securities of
                                       companies, governments and government
                                       agencies of various nations throughout
                                       the world, and in debt securities
                                       which are convertible into common
                                       stock of such companies.

Templeton International   05/01/92     Seeks long-term capital growth by
Fund                                   investing in stocks and debt
                                       obligations of companies and
                                       governments outside the United States.

Templeton Money Market    08/31/88     Seeks current income, stability of
Fund                                   principal and liquidity by investing
                                       in   money   market    instruments   with
                                       maturities   not   exceeding   397  days,
                                       consisting  primarily of short-term  U.S.
                                       government  securities,  certificates  of
                                       deposit,    time    deposits,    bankers'
                                       acceptances,    commercial    paper   and
                                       repurchase agreements.

Templeton Stock Fund      08/31/88     Seeks capital growth
                                       by investing primarily in common stocks issued by companies, large and small, in various nations throughout the world.

Templeton Variable        02/16/88     Seeks long-term capital growth by
Annuity Fund                           investing primarily in stocks and debt
                                       obligations of companies and
                                       governments of any nation, including
                                       the United States.

Mutual Shares             05/01/97     Seeks capital appreciation by
Investments Fund                       investing in U.S. equity securities
                                       trading at prices below their intrinsic
                                       values, in restructuring investments and in foreign equity and debt securities.

Franklin Growth           05/01/97     Seeks capital appreciation by
Investments Fund                       investing in equities and convertible
                                       securities issued by U.S.
                                       corporations, including stocks of
                                       small capitalization companies.

Mutual Discovery          05/01/97     Seeks capital appreciation by
Investments Fund                       investing in U.S. and foreign equity
                                       securities,   including  those  of  small
                                       capitalization  companies,  in
                                       restructuring  investments  and  debt
                                       securities.

(xvi)   Templeton Contractual Plans

Name of Fund              Inception    Principal Investments/Strategy
                          Date

Templeton Capital         03/01/91     Seeks long-term capital growth by
Accumulator Fund, Inc.                 investing in stocks and debt
                                       obligations of companies and
                                       governments of any nation.

(xvii)   Templeton SICAV Funds

Templeton Global Strategy (SICAV)

Equity Funds (denominated in U.S. dollars unless otherwise noted)

Name of Fund              Inception    Principal Investments/Strategy
                          Date

Templeton Deutschmark     04/26/91     Seeks long-term capital growth by
Global Growth Fund                     investing mainly in shares of
                                       companies of any size found in any
                                       nation (denominated in Deutschmarks).

Templeton Emerging        02/28/91     Seeks long-term capital growth by
Markets Fund                           investing in the shares and debt
                                       obligations of corporations and
                                       governments of developing or emerging
                                       nations.

Templeton European  Fund  04/17/91     Seeks  long-term
                                       capital growth by investing mainly in shares of companies of all sizes based in European countries (denominated in Swiss francs).

Templeton Far East Fund   06/30/91     Seeks  long-term
                                       capital growth by investing mainly in shares of companies of all sizes which are based in or which derive significant profits from the Far East.

Templeton Global Growth   02/28/91     Seeks long-term capital growth by
Fund                                   investing primarily in the shares of
                                       companies of any size found in any
                                       nation.

Templeton Pan American    02/28/91     Seeks long-term capital growth by
Fund                                   investing primarily in shares of
                                       companies of all sizes based in the
                                       North or South American continents.

Templeton Smaller         07/08/91     Seeks long-term capital growth by
Companies Fund                         investing primarily in shares of
                                       companies with a market capitalization of less than $1 billion found in any nation.

Fixed Income Funds (denominated in U.S. Dollars unless otherwise noted)

Name of Fund              Inception    Principal Investments/Strategy
                          Date

Templeton Deutschmark     02/28/91     Seeks to maximize total investment
Global Bond Fund                       return by investing in a wide variety
                                       of fixed-interest securities, including
                                       those issued by supranational bodies such
                                       as  The  World   Bank   (denominated   in
                                       Deutschmarks).

Templeton Emerging        07/05/91     Seeks to maximize total investment
Markets Fixed Income Fund              return by investing primarily in
                                       dollar and non-dollar denominated debt
                                       obligations of emerging markets.

Templeton Global Income   02/28/91     Seeks to maximize current income by
Fund                                   investing primarily in fixed-interest
                                       securities of governments and
                                       companies worldwide.

Templeton Haven Fund      07/08/91     Seeks to maintain a
                                       stable   share  price  by   investing  in
                                       short-term high quality transferable debt securities (denominated in Swiss francs).

Templeton U.S.            02/28/91     Seeks security of capital and income
Government Fund                        by investing in bonds issued by the
                                       U.S. government and its agencies.

Templeton Worldwide Investments SICAV


Growth Portfolio          08/21/89     Seeks   long  term
                                       capital growth by investing in all types of securities issued by companies or governments of any nation.

Income Portfolio          08/21/89     Seeks high current income and relative
                                       stability of net asset value by
                                       investing in high quality money market
                                       instruments and debt securities with
                                       remaining maturities in excess of two
                                       (2) years.

(xviii)   Templeton Canadian Funds

Non-Institutional Funds

Name of Fund              Inception    Principal Investments/Strategy
                          Date

Templeton Balanced Fund   04/07/83     Seeks long-term capital appreciation
                                       by investing primarily in a
                                       combination of Canadian common and
                                       preferred shares, bonds, and
                                       debentures; managed to comply with
                                       eligibility requirements under
                                       Canadian law regarding retirement and
                                       other tax deferred plans.

Templeton Canadian Asset  9/14/94      Seeks high level of total return by
Allocation Fund                        investing primarily in Canadian
                                       shares,  debt  obligations and short-term
                                       instruments;   managed  to  comply   with
                                       eligibility  requirements  under Canadian
                                       law   regarding   retirement   and  other
                                       tax-deferred plans.

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

Templeton Canadian Stock  01/03/89     Seeks capital appreciation by
Fund                                   investing in a diversified portfolio
                                       of Canadian equity  securities  primarily
                                       managed   to  comply   with   eligibility
                                       requirements    of   the   Canadian   law
                                       regarding   retirement   and   other  tax
                                       deferred plans.

Templeton Emerging        09/20/91     Seeks long-term capital appreciation
Markets Fund                           by investing primarily in emerging
                                       country equity securities.

Templeton Global          9/14/94      Seeks high level of total return by
Balanced Fund                          investing in shares, debt obligations
                                       and short-term instruments of
                                       companies and governments of any
                                       nation, including Canada and the
                                       United States.

Templeton Global Bond     06/07/88     Seeks high current income by investing
Fund                                   primarily in a portfolio of fixed
                                       income securities of issuers
                                       throughout the world.

Templeton Global Smaller  01/03/89     Seeks capital appreciation by
Companies Fund                         investing primarily in equity
                                       securities of emerging growth
                                       companies throughout the world.

Templeton Growth Fund,    09/01/54     Seeks long-term capital growth by
Ltd.                                   investing in stock and debt
                                       obligations of companies and
                                       governments of any nation.

Templeton International   09/14/94     Seeks high level of total return by
Balanced Fund                          investing in shares, debt obligations
                                       and short-term instruments of companies
                                       and governments of any nation other than Canada and the United States.

Templeton International   01/03/89     Seeks long-term total return by
Stock Fund                             investing in shares and debt
                                       obligations of companies and
                                       governments outside of Canada and the
                                       United States.

Templeton Treasury Bill   02/29/88     Seeks a high level of current income
Fund                                   consistent with preservation of
                                       capital and  liquidity  by  investing  in
                                       Canadian   government   or  agency   debt
                                       obligations and high quality short-term money market instruments.

Funds for Institutional
Investors

Name of Fund              Inception    Principal Investments/Strategy
                          Date

Templeton Global Equity   07/06/90     Seeks long-term capital appreciation
Trust (non-taxable)                    by investing in stocks and bonds
                                       issued by companies and governments of
                                       any nation.

Templeton International   07/06/90     Seeks long-term capital appreciation
Equity Trust                           by investing in stocks and bonds
(non-taxable)                          issued by companies and governments
                                       outside of Canada and the United
                                       States.

Templeton International   07/06/90     Seeks long-term total return by
Stock Trust (taxable)                  investing in stocks and bonds issued
                                       by companies and governments outside
                                       of Canada and the United States.

Closed-End Funds

Name of Fund              Inception    Principal Investments/Strategy
                          Date

Templeton Emerging        06/21/94     Seeks long-term capital appreciation,
Markets Appreciation                   by investing in equity securities and
Fund (listed on the                    debt obligations of issuers in
Toronto Stock Exchange                 emerging market countries.
and Montreal Stock
Exchange)

(xix)   Templeton Closed-End Funds

Name of Fund              Inception    Principal Investments/Strategy
                          Date

Templeton China World     09/09/93     Seeks long-term capital appreciation,
Fund, Inc. (listed on                  by investing primarily in equity
the NYSE)                              securities of companies organized
                                       under  the  laws of or  with a  principal
                                       office in the People's  Republic of China
                                       ("PRC"), Hong Kong or Taiwan collectively
                                       "Greater China",  for which the principal
                                       trading market is in Greater  China,  and
                                       which   derive  at  least  50%  of  their
                                       revenues from goods or services sold or produced in, or have at least 50% of their assets in, the PRC.

Templeton Dragon Fund,   09/21/94      Seeks long-term capital appreciation
Inc. (listed on the                    by investing at least 45% of its total
NYSE and Osaka                         assets in the equity securities of
Securities Exchange)                   companies (i) organized under the laws
                                       of, or with a  principal  office  in, the
                                       PRC  or  Hong  Kong,   or  the  principal
                                       business    activities   of   which   are
                                       conducted in China or Hong Kong or for which the principal equity securities trading market is in China or Hong Kong, and (ii) that derive at least 50% of their revenues from goods or services sold or produced, or have at least 50% of their assets in China or Hong Kong.

Templeton Emerging       04/29/94      Seeks capital appreciation by
Markets Appreciation                   investing substantially all of its
Fund, Inc. (listed on                  assets in a portfolio of equity
the NYSE)                              securities and debt obligations of
                                       issuers in emerging market countries.

Templeton Emerging        02/26/87     Seeks long-term capital appreciation
Markets Fund, Inc.                     by investing primarily in emerging
(listed on the NYSE and                markets equity securities.
Pacific Exchange "PE")

Templeton Emerging        09/23/93     Seeks high current income, with a
Markets Income Fund,                   secondary investment objective of
Inc. (listed on the NYSE)              capital appreciation, by investing
                                       primarily in a portfolio of high yielding
                                       debt    obligations   of   sovereign   or
                                       sovereign-related entities and private sector companies in emerging market countries.

Templeton Global          11/22/88     Seeks high current income consistent
Governments Income Trust               with the preservation of capital
(listed on the NYSE)                   achieved by investing at least 65% of
                                       its  total  assets  in  debt   securities
                                       issued  or  guaranteed  by   governments,
                                       government     agencies     supranational
                                       entities,   political   subdivisions  and
                                       other  government   entities  of  various
                                       nations throughout the world.

Templeton Global Income   03/17/88     Seeks high current income, with a
Fund, Inc. (listed on                  secondary investment objective of
the NYSE and PE)                       capital appreciation, by investing
                                       primarily in a portfolio of
                                       fixed-income securities (including
                                       debt securities and preferred stock)
                                       of U.S. and foreign issuers.

Templeton Global          05/23/90     Seeks high level of total return
Utilities, Inc. (listed   Merged into  (income plus capital
on the AMEX and the       Franklin     appreciation),without undue risk, by
Midwest Stock Exchange)   Global       investing at least 65% of its total
                          Utilities    assets in equity and debt securities
                          03/29/96     issued by U.S. and foreign companies
                                       in the utility industries.

Templeton Russia Fund,   06/15/95      Seeks long-term capital appreciation
Inc. (listed on the                    by investing primarily in equity
NYSE)                                  securities of Russian companies.

Templeton Vietnam        09/15/94      Seeks long-term capital appreciation
Opportunities Fund,                    by investing in the equity securities
Inc.  (listed on the                   of Vietnam companies.
NYSE)

(xx)   Templeton Funds for Institutional Investors

Name of Fund              Inception    Principal Investments/Strategy
                          Date

Templeton Emerging        05/03/93     Seeks long-term capital growth by
Markets Series                         investing in securities of issuers of
                                       countries having emerging markets.

Templeton Foreign Equity  10/18/90     Seeks long-term capital growth by
Series                                 investing in stocks and debt
                                       obligations of companies and
                                       governments outside the United States.

Templeton Growth Series   05/03/93     Seeks  long-term
                                       capital growth by investing in stocks and
                                       debt   obligations   of   companies   and
                                       governments of any nation.

Templeton Emerging Fixed  05/01/97     Sees long-term capital growth by
Income Series                          investing in stocks and debt
                                       obligations of companies and
                                       governments of any nation, including
                                       developing nations.

(xxi)   Representative Templeton International Portfolios

Name of Fund              Inception   Principal Investments/Strategy
                          Date

Asian Development Equity  01/22/88    Seeks to maximize overall long-term
Fund                                  return by investing, directly or
                                      indirectly,     primarily    in    shares,
                                      convertible bonds, warrants, and other equity related securities of entities in the Asian developing countries.

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

Templeton Emerging        06/19/89    Seeks long term capital appreciation by
Markets Investment Trust              investing in companies operating or
Plc.                                  trading in emerging market countries.
                                      (Closed End)

Templeton Global          08/29/88    Seeks to provide income by investing in
Balanced Trust                        an internationally diversified
                                      portfolio of equities, fixed interest,
                                      and convertible stocks.  (Unit Trust)

Templeton Global Growth   08/29/88    Seeks to maximize total investment
Trust                                 return by investing in an
                                      internationally diversified portfolio
                                      of equity shares and convertible
                                      stocks.  (Unit Trust)

Templeton Global Income   07/13/88    Seeks to achieve high current income by
Portfolio, Ltd.                       investing primarily in a portfolio of
                                      fixed income securities (including debt securities and preferred stock) of issuers throughout the world.

Templeton Latin America   05/03/94    Seeks long-term capital growth by
Investment Trust Plc.                 investing in companies listed on stock
                                      exchanges in Latin America or that have
                                      substantial trading interests in that
                                      region. (Closed End)

Templeton Value Trust    06/08/89     Seeks maximum total
                                      investment return by investing in all geographic and economic sectors.

Templeton/National Bank  04/06/93     Growth  Portfolio - Seeks long term of
Greece Trans-European                 capital growth by investing in stock Fund
                                      and  debt   securities  of  companies  and
                                      governments   primarily   located  in  the
                                      European   Economic   Community.    Income
                                      Portfolio - Seeks high current  income and
                                      relative   stability   of   principal   by
                                      investing in debt securities of companies and governments located primarily in the European Economic Community.

(xxii)   Mutual Series Funds

Name of Fund              Inception   Principal Investments/Strategy
                          Date

Value - Global
Mutual European Fund (a   07/03/96    Seeks capital appreciation, which may
series of Franklin                    occasionally be short-term, and income
Mutual Series Funds Inc.)             by investing in common and preferred
                                      stocks,   as  well  as  debt   securities,
                                      including    high    yield,    lower-rated
                                      securities, that the fund's investment manager believes are undervalued. The fund focuses primarily in European companies and may invest in small capitalization stock.

Growth
Mutual Discovery Fund (a  12/31/92    Seeks long-term capital appreciation by
series of Franklin                    investing in common and preferred
Mutual Series Funds Inc.)             stock, including high yield,
                                      lower-rated securities of U.S. and
                                      foreign companies. Investments include
                                      securities of smaller cap companies.

Growth and Income
Mutual Beacon Fund (a     06/29/62    Seeks capital appreciation, which may
series of Franklin                    occasionally be short-term, and income
Mutual Series Funds Inc.)             by investing in common and preferred
                                      stock, as well as debt securities,
                                      including high yield, lower-rated
                                      securities of U.S. and foreign
                                      companies that the fund's investment
                                      manager believes are undervalued.

Mutual Financial          08/19/97    Seeks capital appreciation, which may
Services Fund (a series               occasionally be short-term, and income
of Franklin Mutual                    by investing in common and preferred
Series Funds Inc.)                    stock, as well as debt securities and
                                      securities  convertible into common stocks
                                      (including   convertible   preferred   and
                                      convertible  debt  securities)  issued  by
                                      companies   in  the   financial   services
                                      industry.

Mutual Qualified Fund (a  09/26/80    Seeks capital appreciation, which may
series of Franklin                    occasionally be short-term, and income
Mutual Series Funds Inc.)             by investing in common and preferred
                                      stock, as swell as debt securities,
                                      including high yield, lower-rated
                                      securities of U.S. and foreign
                                      companies that the fund's investment
                                      manager believes are undervalued.

Mutual Shares Fund (a     07/01/49    Seeks capital appreciation, which may
series of Franklin                    occasionally be short-term, and income
Mutual Series Funds Inc.)             by investing in common and preferred
                                      stock, as swell as debt securities,
                                      including high yield, lower-rated
                                      securities of U.S. and foreign
                                      companies that the fund's investment
                                      manager believes are undervalued.

(xxiii)  Asset Allocation Funds

Name of Fund              Inception   Principal Investments/Strategy
                          Date

Franklin Templeton Fund               Consist of three (3) series that seek
Allocator Series                      the highest level of long-term total
                                      return   that   is   consistent   with  an
                                      acceptable   level   of   risk,   achieved
                                      primarily through a professionally managed
                                      portfolio  of mutual  funds.  Each  series
                                      will  seek  to  achieve   its   investment
                                      objective through active asset allocation implemented primarily with investments in a combination of Franklin Templeton mutual funds.

Franklin Templeton        12/31/96    Seeks the highest level of long-term
Conservative Target Fund              total return that is consistent with a
                                      lower level of risk.

Franklin Templeton        12/31/96    Seeks the highest level of long-term
Moderate Target Fund                  total return that is consistent with a
                                      moderate level of risk.

Franklin Templeton        12/31/96    Seeks the highest level of long-term
Growth Target Fund                    total return that is consistent with a
                                      higher level of risk.


(b)   FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Information on the Company's operations in various geographic areas of the world and a breakout of business segment information is contained in Note 7 of Notes to Consolidated Financial Statements elsewhere herein.

(c)   NARRATIVE DESCRIPTION OF BUSINESS

           Investment Management and Administrative Services

The Company, through its various subsidiaries described above, provides investment advisory, portfolio management, transfer agency, business management agent and administrative services to the Franklin Templeton Group. Such services are provided pursuant to agreements in effect with each of the U.S. registered Franklin Templeton Funds open- and closed-end investment companies. Comparable agreements are in effect with foreign registered Funds and with other managed accounts. The management agreements for the U.S. registered Franklin Templeton Funds continue in effect for successive annual periods, providing such continuance is specifically approved at least annually by a majority vote cast in person at a meeting of such Funds' Boards of Trustees or Directors called for that purpose, or by a vote of the holders of a majority of the Funds' outstanding voting securities. In either event, the continuance must be approved by a majority of such Funds' trustees or directors who are not parties to such agreement or interested persons of the Funds or the Company within the meaning of the Investment Company Act of 1940 (the "40 Act"). Trustees and directors of Funds' boards are hereinafter referred to as "directors". Foreign registered Funds have various termination rights and provisions.

 Each such agreement automatically terminates in the event of its "assignment" (as defined in the 40 Act) and either party may terminate the agreement without penalty after written notice ranging from thirty (30) to sixty (60) days. "Assignment" is defined in the 40 Act as including any direct or indirect transfer of a controlling block of voting stock. Control is defined as the power to exercise a controlling influence over the management or policies of a company.

 If there were to be a termination of a significant number of the management agreements between the Franklin Templeton Funds and the Company's subsidiaries or with respect to a significant portion of the Other Assets, such termination would have a material adverse impact upon the Company. To date, no management agreements of the Company or any of its subsidiaries with any of the Franklin Templeton Funds have been involuntarily terminated. Changes in the customer base of institutional investors occur on a regular basis. Since the Templeton Acquisition and the Mutual Acquisition to date, assets under management in the category of Other Assets set forth above have continued to grow.

 As of September 30, 1997, substantially all of the shares of the various directly and indirectly owned subsidiary companies were owned directly by the Company or subsidiaries thereof, except with respect to a limited number of foreign entities and limited minority ownership of certain other companies. As of December 1, 1997, Charles B. Johnson, Rupert H. Johnson, Jr. and R. Martin Wiskemann beneficially owned approximately 19.1%, 15.2% and 9.3%, respectively, of the outstanding voting common stock of the Company.

Under the terms of the management agreements with the Franklin Templeton Funds, the various subsidiary companies described above generally supervise and implement such Funds' investment activities and provide the administrative services and facilities which are necessary to the operation of such Funds' business. Such subsidiary companies also conduct research and provide investment advisory services and, subject to and in accordance with any directions such Funds' boards may issue from time to time, such subsidiary companies determine which securities such Funds will purchase, hold or sell. In addition, such subsidiary companies take all steps necessary to implement such decisions, including the selection of brokers and dealers to execute transactions for such Funds, in accordance with detailed criteria set forth in the management agreement for such Funds and applicable law and practice. Similar services are rendered with respect to the Other Assets.

Generally, the Company or a subsidiary provides and pays the salaries of personnel who serve as officers of the Franklin Templeton Funds, including the President and such other administrative personnel as are necessary to conduct such Funds' day-to-day business operations, including maintaining a Fund's portfolio records, answering shareholder inquiries, providing information, creating and publishing literature, compliance with securities regulations, maintaining accounting systems and controls, preparation of annual reports and other administrative activities.

The Funds generally pay their own expenses such as legal and auditing fees, reporting and board and shareholder meeting costs, SEC and state registration and similar expenses. Generally, the Funds pay advisory companies a fee payable monthly based upon a Fund's net assets. Annual rates under the various investment management agreements range from .15% to a maximum of 2.00% and are generally reduced as net assets exceed various threshold levels.

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

Additional shareholder administrative services are provided by FTIS, which receives administrative fees from the Funds for providing shareholder record keeping services and for acting as transfer and dividend-paying agent for the Funds. As of September 30, 1997, such compensation was based upon an annual fee per shareholder account, ranging between $14.54 and $18.00, a pro-rated portion of which was paid monthly.

Distribution and Marketing

Distributors acts as the principal underwriter and distributor of shares of the open-end Franklin Templeton Funds. Pursuant to underwriting agreements with the Funds, Distributors generally pays the expenses of distribution of Fund shares. Although the Company does significant advertising and sales promotions through media sources, Fund shares are sold primarily through a large network of independent participating securities dealers. As of September 30, 1997, approximately 3,772 local, regional and national securities brokerage firms offered shares of the Franklin Templeton Funds for sale to the investing public. The Company has approximately sixty-five (65) "wholesalers" who interface with the broker-dealer community. Fund shares are offered to individual investors, qualified groups, trustees, IRA and profit sharing or money purchase plans, employee benefit plans, trust companies, bank trust departments and institutional investors. In addition, various management and advisory services, commingled and pooled accounts, wrap fee arrangements and various other private investment management services are offered to certain private and institutional investors.

 Broker-dealers are paid various fees for services in matching investors with Funds whose investment objectives match such investors' goals. Broker-dealers also assist in explaining the operations of the Funds, in servicing the account and in various other distribution services.

Most of the U.S. based Franklin Templeton Funds have a multi-class share structure whereby Class I shares are sold with a maximum front-end sales charge which ranges from a low of 1.50% to a high of 5.75%. Reductions in the maximum sales charges may be available depending upon the amount invested and the type of investor. Class II shares, which were introduced during the 1995 fiscal year, have a hybrid, level load structure combining aspects of conventional front-end, back-end and level-load pricing. Class II shares are subject to an initial sales charge of 1% paid immediately by the investor. Also, in connection with the distribution of Class II shares, a principal distribution subsidiary of the Company has in the past paid, and may in the future pay, an additional 1% to the broker-dealer. However, Class II shares are generally subject to a 1% contingent deferred sales charge, charged to the investor and returned to the Company, on redemptions within eighteen (18) months of purchase. See "Risk Factors and Cautionary Statements". Class II shares are also subject to higher on-going Rule 12b-1 fees, as described below. The multi-class structure was adopted to provide investors greater payment alternatives in implementing their investment programs. The Company's money market and institutional funds are sold to investors without a sales charge.

Most of the U.S. registered Franklin Templeton funds, with the exception of certain Franklin Templeton money market funds, have also adopted distribution plans (the "Plans") under Rule 12b-1 promulgated under the 40 Act ("Rule 12b-1"). The Plans are established for an initial term of one (1) year and, thereafter, must be approved annually by the Fund boards and by a majority of disinterested directors. All such Plans are subject to termination at any time by a majority vote of the disinterested directors or by the Funds' shareholders. The Plans permit the Funds to bear certain expenses relating to the distribution of their shares.

Fees under the Plans for Class I shares range in amount from a low of .10% per annum of average daily net assets to a high of .50% while Class II share fees range between .65% to 1%. The implementation of the Plans provided for a lower fee on Class I shares acquired prior to the adoption of such Plans. Fees from the Plans are paid primarily to third party dealers who provide service to their shareholder accounts, as well as engage in distribution activities. Distributors may also receive reimbursement from the Funds for expenses involved in distributing the Funds, such as advertising, and reimbursement for a 1% payment to dealers on sales of Class II shares, subject to the Plans' limitations on amounts.

As of September 30, 1997, there were approximately 7.4 million shareholder accounts in the worldwide Franklin Templeton Group of Funds.

Revenues

As shown in the Consolidated Financial Statements, the Company's revenues are derived primarily from its investment management activities. Total operating revenues are set forth in the table below. Revenues from investment management fees have comprised approximately 60%, 58% and 58% in 1997, 1996 and 1995, respectively, of total operating revenue for each of the three (3) fiscal years reported. Underwriting commissions, from gross sales and reinvestments of products subject to commissions contributed to revenues approximately 34%, 36% and 36% in 1997, 1996 and 1995 respectively. Shareholder servicing fees from mutual fund activities contributed 6%, 6% and 5% in 1997, 1996 and 1995 respectively. See "MD&A--Operating Revenues".

Other Financial Services

 The Company's consumer lending, dealer auto loan and real estate businesses do not as yet contribute significantly to either the revenues or the net income of the Company. Franklin Bank's operations are limited by national banking laws and no immediate significant increase in revenues is anticipated. The real estate operations have incurred net losses since inception and the Company does not anticipate any immediate improvement in this line of business. The Company's dealer auto loan business required the infusion of significant working capital during fiscal 1996 and 1995, either in the form of inter-company loans or by contributions to the capital of FCC by the Company. During portions of that period, the Company experienced an increase in delinquency rates in such loans and, in response, expanded its auto loan collection efforts and tightened its underwriting policies. There was a significant reduction in gross charge-offs and delinquency rates during fiscal 1997. A more detailed analysis of the financial effects of loan losses and delinquency rates, as well as the funding of this activity, is contained in the "MD&A--Operating Revenues".

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

 The Company's officers, directors and employees may from time to time own securities which are also held by the Funds. The Company's internal policies with respect to individual investments by certain employees, including officers and directors who are employed by the Company, require prior clearance and reporting of some transactions and restrict certain transactions so as to reduce the possibility of conflicts of interest.

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

 Since 1993, the NASD Conduct Rules have limited the amount of aggregate sales charges which may be paid in connection with the purchase and holding of investment company shares sold through brokers. The effect of the rule might be to limit the amount of fees that could be paid pursuant to a fund's 12b-1 Plan in a situation where a fund has no, or limited, new sales for a prolonged period of time. None of the Franklin Templeton funds are in, or close to, that situation at the present time.

Technology

The Company established a dedicated Year 2000 Project Team in 1996 to assess and modify all systems in its computing environment and is currently modifying or replacing all non-Year-2000-compliant systems. The Company is also upgrading its desktop hardware and software to support the next generation of more sophisticated business applications. Communication links were also upgraded in 1997 to support the Company's global offices, as well as to provide dedicated links to key business partners. The Company will continue to assess the impact of Year 2000 issues on its global computer systems and applications. See "MD&A--Operating Expenses".

Competition

The financial services industry is highly competitive and has increasingly become a global industry. As a result, comparative market data is not readily available. There are over 6,600 open-end investment companies of varying sizes, investment policies and objectives whose shares are being offered to the public in the United States. Due to the Company's international presence and varied product mix, it is difficult to assess the Company's market position relative to other investment managers on a worldwide basis, but the Company believes that it is one of the more widely diversified investment managers in the United States. The Company believes that its strong equity and fixed-income base coupled with its strong global presence will serve its competitive needs well over time. The Company continues its focus on service to customers, performance on investments and extensive marketing activities with its strong broker-dealer and other financial institution distribution network.

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

As investor interest in the mutual fund industry has increased, competitive pressures have increased on sales charges of broker-dealer distributed funds. The Company believes that, although this trend will continue, a significant portion of the investing public still relies on the services of the broker-dealer community, particularly during weaker market conditions. However, in response to competitive pressures or for other similar reasons, the Company might be forced to lower or further adjust sales charges, substantially all of which are currently paid to broker-dealers and other financial intermediaries. The reduction in such sales charges could make the sale of shares of the Franklin Templeton Funds somewhat less attractive to the broker-dealer community, which could in turn have a material adverse effect on the Company's revenues. The Company believes that it is well positioned to deal with such changes in marketing trends as a result of its already extensive advertising activities and broad based marketplace recognition.

The Company advertises the Franklin Templeton Group in major national financial publications, as well as on radio and television to promote name recognition and to assist its distribution network. Such activities included purchasing network and cable programming, sponsorship of sporting events, such as the "Franklin Templeton Shark Shoot-Out", sponsorship of The Nightly Business Report on public television, and extensive newspaper and magazine advertising.

Further aspects of competition are discussed below under "Risk Factors and Cautionary Statements".

Asset Mix

As discussed above, the Company's revenues are derived primarily from investment management activities. Broadly speaking, the direction and amount of change in the net assets of the Funds are dependent upon two factors: (1) the level of sales of shares of the funds as compared to redemptions of shares of the funds; and (2) the increase or decrease in the market value of the securities owned by the Funds. Although the Company believes that it has substantially benefited from the Templeton and Mutual Acquisitions, the resultant shift in asset mix from primarily a fixed-income base to a combination of fixed-income and global equities has increased the possibility of volatility in the Company's managed portfolios due to the increased percentage of equity investments managed. In addition, the Company derives higher revenues and income from its equity assets and therefore a future shift in assets from equity to fixed-income would have an adverse impact on the Company's income and revenues. Despite this potential for volatility, management believes that the Franklin Templeton Group is more competitive as a result of the greater diversity of global investments and product mix available to its customers.

Market values are affected by many things, including the general condition of national and world economics and the direction and volume of changes in interest rates and/or inflation rates. Fluctuations in interest rates and in the yield curve will have an effect on fixed-income assets under management as well as on the flow of monies to and from fixed-income funds and, therefore, on the Company's revenues from such funds. In addition, the impact of changes in the equity marketplace may significantly affect assets under management. The effects of the foregoing factors on equity funds and fixed-income funds often operate inversely and it is, therefore, difficult to predict the net effect of any particular set of conditions on the level of assets under management.

Although the Company and its assets under management are subject to political and currency risks, due to its international activities, as is discussed in more detail in "Risk Factors and Cautionary Statements" and "MD&A--Liquidity and Capital Resources", its exposure to fluctuations in foreign currency markets and to fixed-asset value depreciation is limited.

Forward-Looking Statements

When used in this Form 10-K and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including those discussed under the caption "Risk Factors and Cautionary Statements" below, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed below could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company will not undertake and specifically declines any obligation to release publicly the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Risk Factors and Cautionary Statements

The Company's revenues and income are derived primarily from the management of a variety of financial services products. The financial services industry is highly competitive, as discussed above. Such competition could negatively impact the Company's market share, which could impact assets under management, from which the bulk of the Company's revenues and income arise.

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

The Company's assets under management include a significant number of global equities, which increase the volatility of the Company's managed portfolios and its revenue and income streams. In addition, the shift in the Company's asset mix from primarily fixed-income to a combination of fixed-income and global equities has increased the possibility of volatility in the Company's managed portfolios due to the increased percentage of equity investments managed. The securities market is currently experiencing the longest "bull market" in history with unprecedented levels of investor demand for equity securities. As a result of this financial environment, the Company's equity holdings have increased in value, which has contributed to increased assets under management and revenues. The valuation of the equity portion of the Company's assets under management is especially subject to the securities market, which is cyclical and subject to periodic corrections. A downturn in this financial market would have an adverse effect on the value of the equity portion of the Company's assets under management which in turn would have a negative effect on the Company's revenues. In addition, the Company derives higher revenues and income from its equity assets and therefore a future shift in assets from equity to fixed-income would have an adverse impact on the Company's income and revenues.

Market values are affected by many things, including the general condition of national and world economics and the direction and volume of changes in interest rates and/or inflation rates. A significant portion of the Company's assets under management are fixed-income securities. Fluctuations in interest rates and in the yield curve will have an effect on fixed-income assets under management as well as on the flow of monies to and from fixed-income funds and, therefore, on the Company's revenues from such funds. In addition, the impact of changes in the equity marketplace may significantly affect assets under management. The effects of the foregoing factors on equity funds and fixed-income funds often operate inversely and it is, therefore, difficult to predict the net effect of any particular set of conditions on the level of assets under management.

Certain portions of the Company's managed portfolios are invested in various securities of corporations located or doing business in developing regions of the world commonly known as emerging markets. These portfolios and the Company's revenues derived from the management of such portfolios are subject to significant risks of loss from unfavorable political and diplomatic developments, currency fluctuations, social instability, changes in governmental policies, expropriation, nationalization, confiscation of assets and changes in legislation relating to foreign ownership. Foreign trading markets, particularly in some emerging market countries are often smaller, less liquid, less regulated and significantly more volatile.

A number of mutual fund sponsors presently market their funds without sales charges. As investor interest in the mutual fund industry has increased, competitive pressures have increased on sales charges of broker-dealer distributed funds. In response to such competitive pressures, the Company might be forced to lower or further adjust sales charges, substantially all of which are currently paid to broker-dealers and other financial intermediaries. The reduction in such sales charges could make the sale of shares of the Franklin, Templeton and Mutual Series funds less attractive to the broker-dealer community, which could in turn have a material adverse effect on the Company's revenues. In the alternative, the Company might be required to pay additional fees, commissions or charges in connection with the distribution of its shares which could have a negative effect on the Company's earnings.

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


Item 2.   Properties
General

As of September 30, 1997, the Company leases offices and facilities in ten (10) locations in the immediate vicinity of its principal executive and administrative offices located at 777 Mariners Island Boulevard, San Mateo, California. In addition, the Company owns six (6) buildings near Sacramento, California, as well as two (2) buildings in St. Petersburg, Florida, one (1) building in Phoenix, Arizona, two (2) buildings in Nassau, Bahamas as well as substantial space in high rise office buildings in Argentina and Singapore. Certain properties of the Company were under construction during fiscal 1997 as described below. Since the Company is operated on a unified basis, corporate activities, fund related activities, accounting operations, sales, real estate and banking operations, auto loans and credit cards, management information system activities, publishing and printing operations, shareholder service operations and other business activities and operations take place in a variety of such locations. The Company or its subsidiaries also lease office space in Florida, New York, and Utah and in several other states. In addition, the Company or its subsidiaries also lease office space in Australia, Bermuda, Brazil, Canada, Dubai, England, France, Germany, Hong Kong, India, Italy, Japan, Luxembourg, Poland, Russia, Scotland, South Africa, Taiwan, and Vietnam.

Property Description

Leased

As of September 30, 1997, the Company leased properties at the locations set forth below:


                              Approximate      Approximate Base      Expiration
Location                     Square Footage     Monthly Rental         Date

777 Mariners Island Boulevard
San Mateo, CA  94404               177,000         $443,000      February 2001

1147 & 1149 Chess Drive
Foster City, CA  94404             121,000         $108,000      June 2000

500 East Broward Boulevard
Ft. Lauderdale, FL  33394          104,000         $175,000      December 2000

1810 Gateway Drive
San Mateo, CA  94404                49,000          $89,000      June 2000

2 Waters Drive
San Mateo, CA  94404                49,000          $70,000      July 1999

1950 Elkhorn Court
San Mateo, CA  94403                37,000          $43,000      July 2001

901  &  951  Mariners  Island                                   Between March
Boulevard                           34,000          $62,000        1999 &
San Mateo, CA  94404                                              April 2000

1850 Gateway Drive
San Mateo, CA  94404                19,000          $34,000      July 2000

1400 Fashion Island Boulevard
San Mateo, CA  94404                14,000          $41,000       June 2002

Other U.S. Locations                68,000                            --
                                                  --
Foreign Operations                 147,000                            --
                                                  --

Owned

The Company maintains a customer service facility in the property that it owns at 10600 White Rock Road, Rancho Cordova, California. The Company occupies 75,000 square feet in this property and has leased out 46,000 square feet to a third party until February 2000 at an approximate monthly rental of $69,000. The Company owns an additional twenty-seven (27) acres of adjoining land on which it has constructed two (2) office buildings of approximately 67,000 square feet each and a data center/warehouse facility of approximately 162,000 square feet.

The Company owns six (6) facilities in St. Petersburg, Florida, including an approximate 90,000 square foot office building and an approximate 117,000 square foot facility devoted to a computer data center, training, warehouse and mailing operations. Four (4) new office buildings of approximately 70,000 square feet each were under construction during fiscal 1997 and were completed in November 1997. Shareholder servicing activities have been relocated to this new 280,000 square foot development. The Company plans to develop additional facilities at this site in the future.

The  Company  also  owns  two  (2)  office  buildings  in  Nassau,  Bahamas,  of
approximately   14,000  square  feet  and  approximately   25,000  square  feet,
respectively as well as a nearby condominium residence.

Other

The Company is the sole limited partner with a 60% partnership interest in Mariner Partners, a California limited partnership formed in 1984 to develop, operate and hold the property occupied by the Company at 777 Mariners Island Boulevard. Mariner Partners obtained thirty year non-recourse financing for the property from Metropolitan Life Insurance Company at an interest rate of 8.10% per annum, due November 2002. The principal balance outstanding as of September 30, 1997, was $24.9 million.

Property Changes

The Company entered into two (2) separate contracts, totaling approximately $13.8 million, in May 1997 and September 1997, respectively, for the design and construction of Buildings C and D in Rancho Cordova. Construction of Building C, a 74,000 square foot office building, was completed in November 1997 and Building D, a 95,000 square foot office building, is expected to be completed in August 1998.

During fiscal 1997, the Company also owned an office building of approximately 70,000 square feet at 1800 Gateway Drive, San Mateo, California. In October 1997, the Company sold, but continued to occupy it pursuant to a lease. The lease provides for base monthly rental payments of $199,500 and terminates in July 2002. The Company has the right to terminate the lease without penalty at any time after July 2000.

On December 12, 1997, the Board of Directors of the Company approved the previously-executed contract to acquire approximately thirty-three (33) acres of land ("Bay Meadows") located in San Mateo, California for a total estimated purchase price of approximately $21.6 million. A subsidiary of the Company, PRI, executed a contract in May 1995 to purchase the property, which contract was subsequently assigned to FRI. The Bay Meadows purchase was subject to receipt of governmental regulatory approvals, which were obtained in April 1997. As a result, a related escrow deposit of $850,000 made by the Company became non-refundable. As a condition to approval of the Company's planned use of the Bay Meadows property, the City of San Mateo will require construction of roads, modification to a freeway interchange, and other off-site improvements. The Company is obligated to reimburse the seller of Bay Meadows for a portion of the cost of certain of these off-site improvements. Presently, this reimbursement is expected to approximate $7.9 million. Escrow on the purchase is scheduled to close in April 1998, at which time the Company is obligated to make its first payment for off-site improvements.

After receiving the necessary governmental approvals for purchase of the Bay Meadows property, the Company executed a design build contract in July 1997 for the design and construction of a new 900,000 square foot campus at Bay Meadows. The total contract amount will not be final until after the project is completely designed and building permits issued by the City of San Mateo, California.


Item 3.   Pending Legal Proceedings

There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party, or of which any of their property is the subject; nor are any such proceedings known to be contemplated by any governmental authorities.


Item 4.   Submission of Matters to a Vote of Security Owners

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders.

Executive Officers of Registrant

The following information on the executive officers of the Company is given as of December 1, 1997:

Name                         Age   Principal Occupation for the Past Five Years
--------------------------------------------------------------------------------

Charles B. Johnson           64    President, Chief Executive Officer and
                                   Director of the Company; Chairman and
                                   Director, Franklin Advisers, Inc. and
                                   Franklin/Templeton Distributors, Inc.;
                                   Director, Templeton Worldwide, Inc.,
                                   Franklin Bank, Franklin/Templeton Investor
                                   Services, Inc., Franklin Mutual Advisers,
                                   Inc. and General Host Corporation; officer and/or director, as the case may be, of most other principal U.S. subsidiaries of the Company; officer and/or director or trustee, as the case may be, of 54 of the investment companies in the Franklin
                                   Templeton Group of Funds.

Harmon E. Burns              52    Executive Vice President, Director and
                                   Secretary of the Company; Executive Vice
                                   President and Director of
                                   Franklin/Templeton Distributors, Inc., and
                                   Franklin Templeton Services, Inc.;
                                   Executive Vice President of Franklin
                                   Advisers, Inc.; Director, Templeton
                                   Worldwide, Inc., Franklin/Templeton
                                   Investor Services, Inc., and Franklin
                                   Mutual Advisers, Inc.; officer and/or
                                   director, as the case may be, of most other principal U.S. subsidiaries of the Company;
                                   officer and/or director or trustee, as the case may be, of 58 of the investment companies in the Franklin Templeton Group of Funds.

Rupert H. Johnson, Jr.       57    Executive Vice President and Director of
                                   the Company; Director and President,
                                   Franklin Advisers, Inc.; Director and
                                   Executive Vice President,
                                   Franklin/Templeton Distributors, Inc.;
                                   Director, Franklin/Templeton Investor
                                   Services, Inc., Templeton Worldwide, Inc.,
                                   Franklin Bank and Franklin Mutual Advisers,
                                   Inc.; officer and/or director or trustee, as the case may be, of most other principal
                                   U.S. subsidiaries of the Company; and of 58 of the investment companies in the Franklin
                                   Templeton Group of Funds.

Martin L. Flanagan           37    Senior  Vice   President,   Chief  Financial
                                   Officer of the Company;  President and Chief
                                   Executive  Officer  of  Franklin   Templeton
                                   Services,  Inc.,  Senior Vice  President  of
                                   Franklin  Advisers,   Inc.,  Executive  Vice
                                   President    and   Director   of   Templeton
                                   Worldwide,  Inc.;  officer  of  most  of the
                                   subsidiaries  of  the  Company  since  March
                                   1993; and officer and/or  director,  trustee
                                   or managing partner,  as the case may be, of
                                   most other  principal U.S.  subsidiaries  of
                                   the  Company;  and of 58 of  the  investment
                                   companies  in the Franklin  Templeton  Group
                                   of  Funds.   Prior  to  1993,   employed  by
                                   various Templeton entities.

Deborah R. Gatzek            49    Senior Vice  President of the Company  since
                                   March 1990;  General  Counsel  since January
                                   1996;  Vice  President of the Company  from,
                                   1986 to March 1990;  Senior Vice  President,
                                   Franklin/Templeton  Distributors,  Inc.  and
                                   Franklin  Templeton  Services,   Inc.;  Vice
                                   President,  Franklin Advisers, Inc.; officer
                                   of most other  principal  U.S.  subsidiaries
                                   of the  Company;  and  officer  of 58 of the
                                   investment   companies   in   the   Franklin
                                   Templeton Group of Funds.

Charles E. Johnson           41    Senior Vice President and Director of the
                                   Company; President and Director, Templeton
                                   Worldwide, Inc., Director, Franklin Mutual
                                   Advisers, Inc.; President, CEO and
                                   Director, Franklin Institutional Services
                                   Corporation; Senior Vice President,
                                   Franklin/Templeton Distributors Inc.;
                                   Chairman,  Director, Franklin Agency, Inc.;
                                   Vice President, Franklin Advisers, Inc.;
                                   Chairman and Director, Templeton Investment
                                   Counsel, Inc.; officer and/or director, as the case may be, of other U.S. and international subsidiaries of the Company;
                                   officer and/or director or trustee, as the case may be, of 36 of the investment companies in the Franklin Templeton Group of Funds.

William J. Lippman           72    Senior Vice  President of the Company  since
                                   March 1990;  Director,  Templeton Worldwide,
                                   Inc.;   and  officer   and/or   director  or
                                   trustee   of   seven   of   the   investment
                                   companies  in the  Franklin  Group of Funds.
                                   Until June 1988, President,  Chief Executive
                                   Officer,  and  Director  of L.F.  Rothschild
                                   Fund  Management,  Inc.,  Director  of  L.F.
                                   Rothschild    Asset    Management,     Inc.,
                                   Administrative    Managing    Director   and
                                   Director   of   L.F.   Rothschild   &   Co.,
                                   Incorporated.

Jennifer J. Bolt             33    Vice  President  of the  Company  since June
                                   1994;  Executive  Vice  President,  Franklin
                                   Bank  since  August  1993;   President   and
                                   Director,   Franklin  Capital   Corporation,
                                   since   November   1993;   employed  by  the
                                   Company in various other capacities for more than the past five (5) years.

Donna S. Ikeda               41    Vice    President    since   October   1993;
                                   re-joined   the  Company  in  August   1993.
                                   Previously  employed  from  1982  to 1990 as
                                   Director  of Human  Resources  and also held
                                   position  as   Manager/AVP   of  Shareholder
                                   Services,  Retirement Plan Phone Service and
                                   Customer  New  Accounts.   From  1990  until
                                   August   1993,   Vice    President,    Human
                                   Resources for G.T. Capital Management,  Inc.
                                   and G.T. Global  Financial  Services,  Inc.,
                                   mutual   fund   management   and   financial
                                   services companies.

Gregory E. Johnson           36    Vice  President  of the  Company  since June
                                   1994;     President,      Franklin/Templeton
                                   Distributors,  Inc.  since  September  1994;
                                   Vice  President,   Franklin  Advisers,  Inc.
                                   Prior to that time,  Senior  Vice  President
                                   and  Assistant   National   Sales   Manager,
                                   Franklin/Templeton    Distributors,    Inc.;
                                   Employee of  Franklin  Resources,  Inc.  and
                                   its  subsidiaries  in   administrative   and
                                   portfolio   management    capacities   since
                                   January 1986; officer of one investment company in the Franklin Group of Funds.

Gordon F. Jones              50    Vice   President   and   Chief   Information
                                   Officer of the  Company  since  March  1995.
                                   From   March  1990  to  March   1995,   Vice
                                   President  of  Novell,   Inc.,  a  worldwide
                                   network systems company; Vice President and Chief Information Officer of Novell, Inc.
                                   from March 1994 to March 1995.

Leslie M. Kratter            52    Vice  President  of the Company  since March
                                   1993.   Employed   by  the   Company   since
                                   January   1992.    Secretary   of   Franklin
                                   Advisers,      Inc.,      Franklin/Templeton
                                   Distributors,   Inc.,  Templeton  Worldwide,
                                   Inc.,   and  a  number   of  the   Company's
                                   subsidiaries.

Charles R. Sims              36    Treasurer  of the  Company.  Employed by the
                                   Company  since  1989.  From  August  1991 to
                                   October  1997,   Vice  President  and  Chief
                                   Financial  Officer and from February 1992 to
                                   October    1997,    Director   of   Canadian
                                   operations.

Kenneth A. Lewis             36    Vice  President,  Corporate  Controller  and
                                   Chief  Accounting  Officer  of the  Company,
                                   Senior  Vice  President  and  Controller  of
                                   Templeton  Worldwide,  Inc.,  and an officer
                                   of several  other U.S.  subsidiaries  of the
                                   Company.     Prior    to    the    Templeton
                                   Acquisition, employed by various Templeton entities.


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


                                PART II

Item 5. Market for  Registrant's  Common Equity and Related  Stockholder Matters

Information About the Company's Common Stock

The Company's common stock is traded on the New York Stock Exchange ("NYSE") and the Pacific Exchange under the ticker symbol BEN and the London Stock Exchange under the ticker symbol FKR. On September 30, 1997, the closing price of the Company's common stock on the NYSE was $93 1/8 per share. At December 1, 1997, there were approximately 2,500 shareholders of record. In addition, the Company estimates that there are approximately 22,000 beneficial shareholders whose shares are held in street name.

The following table sets forth the high and low sales prices for the Company's common stock from the NYSE Composite Tape. All sales prices have been adjusted retroactively to reflect the Stock Dividend.


                                 1997 Fiscal Year             1996  Fiscal Year
Quarter                          High        Low            High        Low
--------------------------------------------------------------------------------
October-December               49 3/4      43 1/12         38 2/3      31 1/16
January-March                  71 7/8      48 3/4          39 5/12     30 11/12
April-June                     74 1/4      51 7/8          41 1/6      35 3/4
July-September                 93 9/16     72 5/8          45 3/4      34 1/2

The Company declared dividends of $0.34 per share in fiscal 1997 and $0.29 per share in fiscal 1996. The Company expects to continue paying dividends on a quarterly basis to common stockholders depending upon earnings and other relevant factors.

Item 6.   Selected Financial Highlights


IN MILLIONS, EXCEPT
ASSETS UNDER MANAGEMENT
AND PER SHARE AMOUNTS


AS OF AND FOR THE YEARS
                         1997        1996        1995         1994        1993
ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------
Summary of Operations:
Operating revenues**   $2,163.3     $1,519.5    $1,253.3    $1,340.8    $1,175.5
Net income             $  434.1     $  314.7    $  268.9    $  251.3    $  175.5

Financial Data:
Total assets           $3,095.2     $2,374.2    $2,244.7    $1,968.8    $1,581.5
Long-term debt         $  493.2     $  399.5    $  382.4    $  383.7    $  454.8
Stockholders'
  equity               $1,854.2     $1,400.6    $1,161.0    $  930.8    $  720.4

Assets Under
  Management
(IN BILLIONS)          $  226.0     $  151.6    $   130.8   $  118.2    $  107.5

Per Common Share*
Earnings
 Primary               $  3.43      $  2.52     $  2.16     $  2.00     $   1.41

 Fully diluted         $  3.43      $  2.50     $  2.13     $  2.00     $   1.40

Cash dividends         $  0.34      $  0.29     $  0.27     $  0.21     $   0.19

Book value             $ 14.71      $ 11.63     $  9.56     $  7.60     $   5.85

* Prior year amounts have been restated to reflect the Stock Dividend. ** Prior year amounts have been restated to correspond to current year treatment.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.


GENERAL

Franklin Resources, Inc. and its consolidated subsidiaries (the "Company") derive substantially all of their revenues and net income from providing investment management, administration, distribution and related services to the Franklin, Templeton and Mutual Series funds, institutional accounts and other investment products (collectively, "The Franklin Templeton Group"). The Company has a diversified base of assets under management and a full range of investment products and services to meet the needs of most individuals and institutions.

The Company offers its services in most global markets including Asia, Australia, Canada, the Caribbean, Continental Europe, South Africa, South America, the United Kingdom and the United States. At September 30, 1997, the Company had offices in over 20 different nations, employing over 6,400 people.

On November 1, 1996, the Company acquired the assets and liabilities of Heine Securities Corporation ("Heine"), the former investment manager to Mutual Series Fund Inc., other funds and private accounts ("Mutual"). This transaction ("the Acquisition") had an aggregate value of approximately $616 million. Heine received $551 million in cash and 1.1 million shares of the Company's common stock (before the effect of the three-for-two stock dividend paid January 15, 1997) that may not be sold for two years from the date of the Acquisition and that are subject to other restrictions.

ASSETS UNDER MANAGEMENT



   BY INVESTMENT OBJECTIVE,
   IN BILLIONS
   AS OF SEPTEMBER 30,                     1997           1996           1995
--------------------------------------------------------------------------------
   Franklin Templeton Group
   FIXED-INCOME
   Tax-free                               $45.8          $42.5          $40.5
   U.S. government (primarily GNMAs)       15.1           15.8           16.3
   Taxable and tax-free money funds         3.7            3.7            3.6
   Global/international                     4.0            3.2            3.2
--------------------------------------------------------------------------------
     Total fixed-income                    68.6           65.2           63.6
--------------------------------------------------------------------------------

   EQUITY
   Global/international                   104.3           67.2           51.5
   U.S.                                    53.1           19.2           15.7
   --------------------------------------------------------------------------

   Total equity                           157.4           86.4           67.2
--------------------------------------------------------------------------------
     Total Franklin Templeton Group      $226.0         $151.6         $130.8
--------------------------------------------------------------------------------

   BY INVESTMENT VEHICLE,
   IN BILLIONS
   AS OF SEPTEMBER 30,                     1997           1996           1995
--------------------------------------------------------------------------------
   Franklin Templeton Group
   MUTUAL FUNDS
   Open-end                              $175.1         $113.7         $100.1
   Closed-end                               6.6            5.7            5.1
   Annuities                               13.6           10.9            8.8
   --------------------------------------------------------------------------

   Total mutual funds                     195.3          130.3          114.0
   --------------------------------------------------------------------------
   Institutional trusts and
    managed accounts                       30.7           21.3           16.8
--------------------------------------------------------------------------------
     Total Franklin Templeton Group      $226.0         $151.6         $130.8
--------------------------------------------------------------------------------

The Company's revenues are derived largely from the amount and composition of assets under its management.

Assets under the Company's management grew by $74.4 billion (49%) and $20.8 billion (16%) in fiscal 1997 and 1996, respectively. Equity assets grew at the highest rate: 82% and 29%, respectively, and represented 70% and 57% of total assets under management during these years. The proportionately higher growth rate of equity assets in 1997 was related to the effects of increased net sales and market appreciation relative to other categories. The addition of Mutual contributed $28.4 billion to the 1997 growth in this category. Institutional assets, which are comprised predominantly of global/international equity portfolios, grew 44% and 27% in 1997 and 1996, respectively. Fixed-income assets grew 5% and 3% in 1997 and 1996, respectively.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, amounts included in the Consolidated Statements of Income of Franklin Resources, Inc. and the percentage change in those amounts from period to period.

Franklin Resources, Inc.
Consolidated Income Statement Data
IN MILLIONS,
EXCEPT PER SHARE DATA                                           PERCENT INCREASE
--------------------------------------------------------------------------------
FOR THE YEARS ENDED
SEPTEMBER 30,
                                 1997        1996      1995     1997      1996
--------------------------------------------------------------------------------

OPERATING REVENUES
Investment
 management fees             $1,292.5      $880.8     $726.8      47%      21%
Underwriting and
 distribution fees              735.1       545.0      449.1      35%      21%
Shareholder servicing fees      124.9        88.7       68.7      41%      29%
Other, net                       10.8         5.0        8.7     116%     (43)%
-------------------------------------------------------------------------------
  Total operating revenues    2,163.3     1,519.5     1,253.3     42%      21%
--------------------------------------------------------------------------------

OPERATING EXPENSES
Underwriting and
 distribution                   712.3      518.1       406.1      37%      28%
Compensation and benefits       447.2      325.1       260.1      38%      25%
Information systems,
 technology and
 occupancy                      135.4       88.5        73.7      53%      20%
Advertising and promotion        96.6       71.7        70.1      35%       2%
Amortization of
 deferred sales commissions      59.5       24.2         5.9     146%     310%
Amortization of
 intangible assets               34.3       18.3        18.3      87%       --
Other                            86.5       56.5        51.0      53%      11%
--------------------------------------------------------------------------------
  Total operating expenses    1,571.8    1,102.4        885.2     43%      25%
--------------------------------------------------------------------------------
Operating income                591.5      417.1        368.1     42%      13%

OTHER INCOME (EXPENSES)
Investment and other income      49.5       50.4         29.8     (2)%     69%
Interest expense                (25.3)     (11.3)       (11.2)   124%       1%
------------------------------------------------------------------------------

Other income, net                24.2        39.1        18.6    (38)%    110%
--------------------------------------------------------------------------------
Income before taxes on income   615.7       456.2       386.7      35%     18%
Taxes on income                 181.6       141.5       117.8      28%     20%
------------------------------------------------------------------------------

Net income                     $434.1      $314.7      $268.9      38%     17%
==============================================================================

OPERATING PROFIT MARGIN           27%         27%        29%      --        --
Earnings per share
 Primary                       $3.43       $2.52       $2.16      36%      17%
 Fully diluted                 $3.43       $2.50       $2.13      37%      17%

Revenues, net income and earnings per share rose to the highest levels in the Company's history. Net income and fully diluted earnings per share for 1997 increased by 38% and 37%, respectively, driven principally by increased investment management fee revenues. Net income and earnings per share for 1996 increased 17%, primarily as a result of a 21% increase in investment management fee revenues.

OPERATING REVENUES

Investment management fees are derived primarily from contractual fixed-fee arrangements that are based upon the level of assets under management with open-end and closed-end investment companies and institutional portfolios. Under various investment management agreements, annual rates vary and generally decline as the average net assets of the portfolios exceed certain threshold levels. The majority of fund investment management contracts are subject to periodic approval by each fund's Board of Directors/Trustees and shareholders. There have been no significant changes in the investment management fee structures for the Franklin Templeton funds in the periods under review.

Investment management fees increased 47% and 21% in fiscal 1997 and 1996, respectively. Management fees grew at a faster rate than average assets under management in both 1997 and 1996 as a result of a shift in composition of average assets under management to higher-fee equity funds during the years under consideration.

Underwriting commission fees are earned primarily from fund sales. Distribution fees are generally based on the level of assets under management. Most sales of Franklin Templeton funds include a sales commission which is paid to the Company. Certain subsidiaries of the Company act as distributors for its sponsored funds and receive distribution fees from those funds in reimbursement for distribution expenses incurred. A significant portion of underwriting commission and distribution fee revenues are paid to selling intermediaries.

Underwriting and distribution fees increased 35% and 21% in 1997 and 1996, respectively, largely due to increased fund sales which were partially offset by a decrease in effective commission rates. Effective commission rates have declined as relative sales of products with lower commission rates have increased.

Shareholder servicing fees are generally fixed charges per account which vary with the particular type of fund and the service being rendered.

Shareholder servicing fees increased 41% and 29% in 1997 and 1996, respectively. The increases were a result of an increase in fund shareholder accounts, as well as an increase in the average per account charge. During the second quarter of 1997, the average annual per account charge was increased for approximately 120 of the Company's U.S. registered funds.

Other revenues, net consist primarily of the revenues from the Company's bank and finance subsidiaries, which are shown net of interest expense and the provision for loan losses. Other revenues, net increased 116% in 1997 and decreased 43% in 1996. The increase in 1997 resulted primarily from decreasing loss and delinquency trends at the Company's bank and finance subsidiaries. The past due rate at the end of 1997 was 3.2% compared to 4.0% at the end of 1996. Actual gross charge-offs decreased 43% in 1997 compared to a 24% increase in 1996, reflecting the Company's more stringent underwriting policies and improved collection efforts.

OPERATING EXPENSES

Underwriting and distribution includes sales commissions and distribution fees paid to brokers and other third-party intermediaries. During both 1997 and 1996, underwriting and distribution expenses increased consistent with mutual fund sales.

Compensation and benefits increased 38% and 25% in 1997 and 1996, respectively, reflecting an increase in the number of full-time employees, the Acquisition and increased contributions to the Company's Annual Incentive Plan that are based upon the Company's profitability. The number of full-time employees increased 30% and 9% in 1997 and 1996, respectively, as the Company continued to expand its operations and as a result of the Acquisition.

Information systems, technology and occupancy increased in 1997 due to costs related to the integration of systems related to the Acquisition, several major system implementations, as well as upgrades to our network, desktop and Internet environments. The growth in this area in 1996 was in line with the general growth in the Company. The Company is in the process of assessing the impact of Year 2000 issues on its global computer systems and applications. The Company expects to incur internal staff costs as well as consulting and other related expenses. At this time, management believes that the costs associated with resolving these issues will not have a material impact on the Company's financial statements.

Advertising and promotion expenses increased 35% and 2% in 1997 and 1996, respectively. The 1997 increase was due to marketing and promotion efforts related to the Mutual Series funds and other promotional activities.

Amortization of deferred sales commissions increased 146% and 310% in 1997 and 1996, respectively, primarily as a result of the increase in Class II and Canadian fund sales.

Amortization of intangibles increased in 1997 as a result of the Acquisition.

Other expenses increased in 1997 due to costs associated with the Acquisition, as well as general growth of the Company. Other expenses increased in 1996 due to general growth of the Company.

OTHER INCOME (EXPENSES)

Investment income declined in 1997 as a result of the sale of a portion of the Company's investment portfolio that was used to fund the Acquisition. Investment and other income increased in 1996 as a result of increases in investment assets, as well as approximately $17 million in capital gains realized on the Acquisition-related sale of investments at the end of 1996.

Interest expense increased in 1997 due to a $221.0 million increase in amounts outstanding under the Company's commercial paper lines and a $100 million increase in notes payable (medium-term notes) outstanding, partially offset by a $150 million reduction in subordinated debentures.

TAXES ON INCOME

The Company's effective tax rate has remained relatively stable at 30%, 31% and 30% in 1997, 1996 and 1995, respectively. The Company's effective tax rate differs from the U.S. statutory rate primarily due to the Company's non-U.S. subsidiaries' relative contributions to taxable income. The Company does not provide U.S. taxes on these earnings to the extent they have been reinvested for an indefinite period of time. The effective tax rate will continue to be reflective of the relative contribution of foreign earnings, which are subject to reduced tax rates and are not currently included in U.S. taxable income. The Company is currently reviewing the effect of the Taxpayer Relief Act of 1997. This Act may cause a change in the effective tax rate for future periods.

FINANCIAL CONDITION

At September 30, 1997, the Company's assets aggregated $3.1 billion, up from $2.4 billion a year earlier, primarily as a result of the Acquisition and reinvested net income. Stockholders' equity increased to approximately $1.9 billion at September 30, 1997 compared to $1.4 billion at the end of 1996, primarily as a result of net income and the issuance of shares in connection with the Acquisition. Outstanding debt (long-term and short-term) increased by $211.7 million to $611.6 million at September 30, 1997, principally as a result of the Acquisition. However, the Company's ratio of earnings (before taxes) to fixed charges (interest and the interest factor on rent) remains high at 12.0 for 1997 compared to 11.1 for 1996. The Company's interest coverage ratio (pretax income before interest expense divided by interest expense) is 14.2 for 1997 as compared to 13.4 for 1996. The Company's overall weighted average interest rate at September 30, 1997, including the effect of interest-rate swap agreements, was 6.3% on $569.7 million of outstanding commercial paper and notes payable (medium-term notes) as compared to 6.53% on $398.7 million of debt outstanding at September 30, 1996.

Cash provided by operating activities increased to $428.5 million in 1997, up from $359.6 million and $296.5 million in 1996 and 1995, respectively. During the year ended September 30, 1997, the Company used net cash of $593.4 million for investing activities, of which $550.7 million was for the Acquisition. Net cash provided by financing activities during the year was $105.5 million, primarily as a result of the issuance of $416.4 million in notes payable and commercial paper, which was partially offset by payments on debt aggregating $128.8 million and the purchase of option rights related to the subordinated debentures of $91.7 million (see Note 8 of Notes to the Consolidated Financial Statements). During fiscal year 1997, the Company paid $40.4 million in dividends to stockholders and purchased 313,000 shares of its common stock for $19.1 million.

The Company's auto loan and credit card receivables business activities are subject to fluctuations in those consumer market places, as well as to competition from companies with much larger receivable portfolios. Auto loan and credit card portfolio results can also be influenced significantly by trends in the economy and credit markets that may negatively impact borrowers' ability to repay loans. Credit card and auto loans receivable decreased from 1996 levels due to net paydowns of existing loans. As a result of its improved auto loan collection efforts and enhanced systems supporting those activities, the Company has experienced a decrease in delinquency rates and loan losses since September 30, 1996. Any future increases in the Company's investment in dealer auto loan and credit card portfolios are expected to be funded either through existing debt facilities and operating cash flows or through the securitization of a portion of the portfolios.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company held liquid assets of $889.7 million, including $442.7 million of cash and cash equivalents, as compared to $889.9 million and $502.2 million, respectively, at September 30, 1996. Revolving credit facilities at September 30, 1997 aggregated $500 million of which $200 million was under a 364-day revolving credit facility. The remaining $300 million revolving facility has a five-year term. At September 30, 1997, approximately $548.5 million was available to the Company under unused commercial paper and medium-term note facilities.

Management expects that the principal needs for cash in the coming year will be to advance sales commissions, fund increased property and equipment acquisitions, pay shareholder dividends, repurchase shares of the Company's common stock and service debt. Management believes that the Company's existing liquid assets, together with the expected continuing cash flow from operations, its borrowing capacity under current credit facilities and its ability to issue stock will be sufficient to meet its present and reasonably foreseeable cash requirements.

Results of operations will continue to be dependent upon general economic growth, the strength of capital markets and the Company's ability to meet investor demands with competitive products and services. Operating revenues will be dependent upon the amount and composition of assets under management, mutual fund sales, and the number of mutual fund investors, private and institutional clients. Operating costs are expected to increase with the Company's continued expansion, the increase in competition and the Company's continued commitment to improving its products and services.

Despite the Company's global presence, its exposure to adverse fluctuations in foreign currency markets is limited because a substantial portion of its foreign subsidiaries' revenues and the majority of their monetary assets are U.S. and Canadian dollar denominated. Over 95% of the Company's operating revenues were earned in U.S. and Canadian dollars in both 1997 and 1996. Accordingly, the Company has not deemed it necessary to enter into foreign currency hedging transactions.

The Company participates in the financial derivatives markets to manage its exposure to interest-rate fluctuations on a portion of its commercial paper. The Company has entered into interest-rate swap agreements to convert interest payment obligations under variable-rate debt instruments to fixed-rate interest payment obligations. Through interest-rate swap agreements and its medium-term note program, the Company has fixed the rates of interest it pays on 84% of outstanding debt (see Note 8 of Notes to the Consolidated Financial Statements).




Item 8.  Financial Statements and Supplementary Data

Index of Consolidated Financial Statements for the years ended September 30, 1997, 1996 and 1995.

CONTENTS

Consolidated Financial Statements of Franklin Resources, Inc.:

                                                                    Pages

Report of Independent Accountants

Consolidated Statements of Income, for the years ended
   September 30, 1997, 1996, and 1995

Consolidated Balance Sheets
   September 30, 1997 and 1996

Consolidated Statements of Stockholders' Equity, for the years ended September 30, 1997, 1996 and 1995

Consolidated Statements of Cash Flows,
   for the years ended September 30, 1997, 1996 and 1995

Notes to Consolidated Financial Statements


  All schedules have been omitted as the information is provided in the financial statements or in related notes thereto or is not required to be filed as the information is not applicable.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Franklin Resources, Inc.:

We have audited the accompanying consolidated balance sheets of Franklin Resources, Inc. and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Franklin Resources, Inc. and subsidiaries as of September 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.


Coopers & Lybrand L.L.P.
San Francisco, California

October 22, 1997

     CONSOLIDATED STATEMENTS OF INCOME



 IN THOUSANDS,
 EXCEPT PER SHARE DATA
 FOR THE YEARS ENDED
 SEPTEMBER 30,                              1997           1996          1995
--------------------------------------------------------------------------------
 OPERATING REVENUES
 Investment management fees             $1,292,488       $880,684      $726,719
 Underwriting and distribution fees        735,112        545,039       449,141
 Shareholder servicing fees                124,905         88,715        68,701
 Other, net                                 10,770          5,035         8,703
--------------------------------------------------------------------------------
   Total operating revenues              2,163,275      1,519,473     1,253,264
   ----------------------------------------------------------------------------

 OPERATING EXPENSES
 Underwriting and distribution             712,328        518,122       406,100
 Compensation and benefits                 447,169        325,135       260,097
 Information systems, technology
  and occupancy                            135,391         88,500        73,697
 Advertising and promotion                  96,552         71,655        70,138
 Amortization of deferred sales
  commissions                               59,468         24,237         5,894
 Amortization of intangible assets          34,294         18,348        18,305
 Other                                      86,613         56,368        50,892
--------------------------------------------------------------------------------
   Total operating expenses              1,571,815      1,102,365       885,123
   ----------------------------------------------------------------------------

 OPERATING INCOME                          591,460        417,108       368,141
 Other income (expenses)
 Investment and other income                49,586         50,458        29,673
 Interest expense                          (25,333)       (11,336)      (11,159)
--------------------------------------------------------------------------------

 OTHER INCOME, NET                          24,253         39,122        18,514
 ------------------------------------------------------------------------------
 Income before taxes on income             615,713        456,230       386,655
 Taxes on income                           181,650        141,500       117,710
 ------------------------------------------------------------------------------

 Net income                               $434,063       $314,730      $268,945
--------------------------------------------------------------------------------
 Earnings per Share
  Primary                                    $3.43          $2.52         $2.16
  Fully diluted                              $3.43          $2.50         $2.13

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS



 IN THOUSANDS
 AS OF SEPTEMBER 30,                               1997           1996
--------------------------------------------------------------------------------
 Assets
 CURRENT ASSETS
 Cash and cash equivalents                       $434,864       $483,975
 Receivables
  Fees from Franklin Templeton funds              213,547        133,453
  Other                                            20,315         54,727
 Investment securities, available-for-sale        189,674        174,156
 Prepaid expenses and other                        20,039          9,952
--------------------------------------------------------------------------------
   Total current assets                           878,439        856,263
--------------------------------------------------------------------------------

 BANKING/FINANCE ASSETS
 Cash and cash equivalents                          7,877         18,214
 Loans receivable, net                            296,188        345,399
 Investment securities, available-for-sale         24,232         25,325
 Other                                              3,739          4,660
--------------------------------------------------------------------------------
   Total banking/finance assets                   332,036        393,598
--------------------------------------------------------------------------------

 OTHER ASSETS
 Deferred sales commissions                       119,537         24,316
 Property and equipment, net                      217,085        161,613
 Intangible assets, net                         1,224,019        641,983
 Receivable from banking/finance group            203,787        236,532
 Other                                            120,297         59,862
--------------------------------------------------------------------------------
   Total other assets                           1,884,725      1,124,306
--------------------------------------------------------------------------------
     Total assets                              $3,095,200     $2,374,167
--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS



  IN THOUSANDS
  AS OF SEPTEMBER 30,                                     1997          1996
--------------------------------------------------------------------------------
  Liabilities and Stockholders' Equity
  CURRENT LIABILITIES
  Compensation and benefits                           $154,222       $77,935
  Commissions                                           46,125        28,067
  Income taxes                                          31,908        27,673
  Short-term debt                                      118,372           427
  Other                                                 54,873        48,099
--------------------------------------------------------------------------------
    Total current liabilities                          405,500       182,201
--------------------------------------------------------------------------------

  BANKING/FINANCE LIABILITIES
  Deposits
   Interest bearing                                     91,433       125,124
   Non-interest bearing                                  6,971         6,095
  Payable to Parent                                    203,787       236,532
  Other                                                  2,213         1,725
--------------------------------------------------------------------------------
    Total banking/finance liabilities                  304,404       369,476
--------------------------------------------------------------------------------

  OTHER LIABILITIES
  Long-term debt                                       493,244       399,462
  Other                                                 37,831        22,437
--------------------------------------------------------------------------------
    Total other liabilities                            531,075       421,899
--------------------------------------------------------------------------------
      Total liabilities                              1,240,979       973,576
--------------------------------------------------------------------------------
  Commitments and Contingencies (Note 11)

  STOCKHOLDERS' EQUITY

  Preferred stock, $1.00 par value, 1,000,000 shares
  authorized; none issued                                   --            --
  Common stock, $.10 par value, 500,000,000 shares
   authorized; 126,230,916 and 82,264,982 shares
   issued; and 126,031,900 and 80,272,131 shares
   outstanding, for 1997 and 1996, respectively         12,623         8,226
  Capital in excess of par value                        91,207       101,226
  Retained earnings                                  1,757,536     1,370,513
  Less cost of treasury stock                          (11,070)      (90,301)
  Other                                                  3,925        10,927
--------------------------------------------------------------------------------
    Total stockholders' equity                       1,854,221     1,400,591
--------------------------------------------------------------------------------
      Total liabilities and stockholders' equity    $3,095,200    $2,374,167
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



IN THOUSANDS

AS OF AND FOR THE YEARS                             CAPITAL IN
ENDED SEPTEMBER 30,               COMMON STOCK      EXCESS OF      RETAINED    TREASURY STOCK
1997, 1996 AND 1995             SHARES    AMOUNT    PAR VALUE      EARNINGS   SHARES     AMOUNT       OTHER       TOTAL
--------------------------------------------------------------------------------------------------------------------------------


Balance, October 1, 1994        82,265    $8,226     $92,283       $855,513      (667)   $(25,409)     $202      $930,815
Net income                                                          268,945                                       268,945
Unrealized gain on investment
 securities, net of tax                                                                              13,745        13,745
Foreign currency translation
 adjustment                                                                                             835           835
Purchase of treasury stock                                                     (1,126)    (41,749)                (41,749)
Cash dividends on
 common stock                                                       (33,254)                                      (33,254)
Issuance of restricted shares, net                       (48)                     431      17,121     3,160        20,233
Other                                                    (45)                      37       1,518                   1,473
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1995     82,265     8,226      92,190      1,091,204    (1,325)    (48,519)   17,942     1,161,043
Net income                                                          314,730                                       314,730
Unrealized loss on investment
 securities, net of tax                                                                             (10,644)      (10,644)
Foreign currency translation
 adjustment                                                                                            (752)         (752)
Purchase of treasury stock                                                     (1,001)    (53,413)                (53,413)
Cash dividends on
 common stock                                                       (35,421)                                      (35,421)
Issuance of restricted shares, net                     9,672                      280       9,777     4,381        23,830
Other                                                   (636)                      53       1,854                   1,218
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1996     82,265     8,226     101,226      1,370,513    (1,993)    (90,301)   10,927     1,400,591
Net income                                                          434,063                                       434,063
Issuance of stock for
 Heine acquisition                                    22,300                    1,100      43,287                  65,587
Exercise and purchase of
 option rights related to
 subordinated debentures, net    1,796       180     (47,914)                     565      31,065                 (16,669)
Issuance of stock for
 3-for-2 stock dividend         42,028     4,203                     (4,203)
Unrealized gain on investment
 securities, net of tax                                                                               3,219         3,219
Foreign currency translation
 adjustment                                                                                          (5,192)       (5,192)
Purchase of treasury stock                                                       (313)    (19,135)                (19,135)
Cash dividends on
 common stock                                                       (42,837)                                      (42,837)
Issuance of restricted shares,
  net                               96        10      14,360                      352      19,455    (5,029)       28,796
Other                               46         4       1,235                       89       4,559                   5,798
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1997    126,231   $12,623     $91,207     $1,757,536      (200)   $(11,070)   $3,925    $1,854,221
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS

IN THOUSANDS
FOR THE YEARS ENDED SEPTEMBER 30,                             1997           1996          1995
------------------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                   $434,063       $314,730      $268,945
Adjustments to reconcile net income to net cash
 provided by operating activities
Increase in receivables, prepaid expenses and other          (106,024)       (33,405)       (9,525)
Increase in deferred sales commissions                       (154,689)       (40,080)      (11,316)
Increase (decrease) in other current liabilities               22,370          3,315        (2,529)
Increase (decrease) in income taxes payable                     4,235         19,452        (9,405)
Increase in commissions payable                                18,058          6,787        19,191
Increase (decrease) in accrued compensation and benefits      102,171         41,328        (3,137)
Depreciation and amortization                                 123,908         64,728        46,834
Gains on disposition of assets                                (15,563)       (17,272)       (2,604)
----------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                  428,529        359,583       296,454
-----------------------------------------------------------------------------------------------------
Purchase of investments                                      (110,019)       (70,768)     (130,194)
Liquidation of investments                                     98,826        107,287        90,869
Purchase of banking/finance investments                       (27,120)       (60,936)     (110,163)
Liquidation of banking/finance investments                     28,376         59,316       113,265
Originations of banking/finance loans receivable             (114,836)      (103,532)     (222,341)
Collections of banking/finance loans receivable               165,051        207,664       146,963
Purchase of property and equipment                            (82,973)       (64,419)      (40,365)
Acquisition of assets and liabilities of Heine
 Securities Corporation                                      (550,742)            --            --
------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) investing activities       (593,437)        74,612      (151,966)
------------------------------------------------------------------------------------------------------
                    Decrease in bank deposits                 (32,814)       (38,155)      (21,525)
Exercise of common stock options                                1,878          1,219           375
Dividends paid on common stock                                (40,387)       (34,650)      (31,688)
Purchase of treasury stock                                    (19,135)       (53,413)      (41,749)
Issuance of debt                                              416,410        134,377        34,254
Payments on debt                                             (128,807)      (203,083)      (32,832)
Purchase of option rights from subordinated
 debenture holdings                                           (91,685)            --            --
-------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) financing activities        105,460       (193,705)      (93,165)
-----------------------------------------------------------------------------------------------------
                  Increase (decrease) in cash and
                     cash equivalents                         (59,448)       240,490        51,323
   Cash and cash equivalents, beginning of year               502,189        261,699       210,376

-----------------------------------------------------------------------------------------------------
   Cash and cash equivalents, end of year                    $442,741       $502,189      $261,699
------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for
Interest, including banking/finance group interest            $42,154        $36,619       $28,129
Income taxes                                                 $172,906       $122,486      $125,496

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Value of common stock issued for the Acquisition              $65,587             --            --
Value of common stock issued for redemption of debentures     $75,015             --            --
Value of common stock issued in other transactions            $31,954        $18,667       $18,546

The accompanying notes are an integral part of these consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SIGNIFICANT ACCOUNTING POLICIES

Franklin Resources, Inc. and its consolidated subsidiaries (the "Company") derive substantially all of their revenues and net income from providing investment management, administration, distribution and related services to the Franklin Templeton funds, institutional accounts and other investment products that operate in the United States, Canada, Europe and other international markets under various rules and regulations set forth by the Securities and Exchange Commission, individual state agencies and foreign governments. Services to the Franklin Templeton funds are provided under contracts that definitively set forth the fees to be charged for these services. The majority of these contracts are subject to periodic review and approval by each fund's Board of Directors/Trustees and shareholders. Currently, no fund's revenues represent more than 10% of total revenues. Company revenues are largely dependent on the total value and composition of assets under management, which include U.S. and international equity and debt portfolios. Accordingly, fluctuations in financial markets and in the composition of assets under management impact revenues and results of operations.

Basis of Presentation. The consolidated financial statements are prepared in accordance with generally accepted accounting principles which require the use of estimates made by the Company's management. Certain 1996 and 1995 amounts have been reclassified to conform to 1997 presentation.

The consolidated financial statements include the accounts of Franklin Resources, Inc. and its majority-owned subsidiaries. All material inter-company accounts and transactions have been eliminated except the inter-company payable from the banking/finance group to the parent to fund auto and credit card loans. Operating revenues of the banking/finance group are included in Other revenues, net and are presented net of related interest expense and the provision for loan losses. Accordingly, reported interest expense excludes interest expense attributable to the banking/finance group.

Cash and Cash Equivalents include cash on hand, demand deposits with banks or other high credit quality financial institutions, debt instruments with original maturities of three months or less and other highly liquid investments, including money market funds, which are readily convertible into cash. Due to the relatively short-term nature of these instruments, the carrying value approximates fair value.

Investment Securities, available for sale are carried at fair value. Fair values for investments in Franklin Templeton funds are based on the last reported net asset value. Fair values for other investments are based on the last reported price on the exchange on which they are traded. Investments not traded on an exchange are carried at management's estimate of fair value.

Realized gains and losses are included in investment income currently based on specific identification. Unrealized gains and losses are reported net of tax as a separate component of stockholders' equity until realized.

Derivative Instruments. The Company enters into interest-rate swap agreements to manage its exposure to fluctuations in interest rates. Under these agreements the Company agrees to exchange, at specified intervals, the difference between fixed- and variable-interest amounts calculated by reference to an agreed-upon notional principal amount. The interest-rate differential between the fixed pay-rate and the variable receive-rate is reflected as an adjustment to interest expense over the life of the swaps. The Company does not hold or issue derivative financial instruments for trading purposes.

Loans Receivable. Interest on auto installment loans is accrued principally using the rule of 78s method, which approximates the interest method. Interest on all other loans is accrued using the simple interest method. An allowance for loan losses is established monthly based on historical experience, including delinquency and loss trends. A loan is charged to the allowance when it is deemed to be uncollectible, taking into consideration the value of the collateral, the financial condition of the borrower and other factors. Recoveries on loans previously charged off as uncollectible are credited to the allowance for loan losses.

Deferred Sales Commissions. Sales commissions paid to financial intermediaries in connection with the sale of certain share classes of open-end Franklin Templeton funds are deferred and amortized on a straight-line basis over periods ranging from eighteen months to six years.

Property and Equipment are recorded at cost and are depreciated on the straight-line basis over their estimated useful lives. Expenditures for repairs and maintenance are charged to expense when incurred. Leasehold improvements are amortized on the straight-line basis over their estimated useful lives or the lease term, whichever is shorter.

Intangible Assets, consisting principally of the estimated value of mutual fund management contracts and goodwill resulting from the acquisitions of the assets of Templeton and Heine Securities Corporation, are being amortized over various lives ranging from 5 to 40 years. The Company has evaluated the potential impairment of its intangible assets on the basis of the expected future operating cash flows to be derived from these assets in relation to the Company's carrying values and has determined that there is no impairment. Periodically, the Company reviews the carrying value of its intangible assets for potential impairment.

Recognition of Revenues. Investment management fees, shareholder servicing fees, investment income and distribution fees are all recognized as earned. Underwriting commissions related to the sale of Franklin Templeton mutual fund shares are recorded on the trade date.

Advertising and Promotion. Costs of advertising and promotion are expensed as the advertising appears in the media.

Foreign Currency Translation. Assets and liabilities of foreign subsidiaries are translated at current exchange rates as of the end of the accounting period, and related revenues and expenses are translated at average exchange rates in effect during the period. Net exchange gains and losses resulting from translation are excluded from income and are recorded as a separate component of stockholders' equity. Foreign currency transaction gains and losses are reflected in income currently.

Dividends. During the years ended September 30, 1997, 1996 and 1995, the Company declared dividends to common stockholders of $.34, $.29 and $.27, respectively.

All common shares and per share amounts have been adjusted to give retroactive effect to a three-for-two stock dividend paid January 15, 1997 to shareholders of record on December 31, 1996. Stockholders' equity as of September 30, 1996 and 1995 has not been restated.

Earnings per Share are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents considered outstanding during each year. The weighted average number of shares and common stock equivalents used in computing earnings per share in 1997, 1996 and 1995 were 126,715,000, 124,970,000 and 124,671,000 for primary and 126,733,000,
125,642,000 and 126,047,000 for fully diluted, respectively.


Note 2   ACQUISITION

On November 1, 1996, the Company acquired the assets and liabilities of Heine Securities Corporation ("Heine"), the former investment manager to Mutual Series Fund Inc., other funds and private accounts ("Mutual"). The transaction had an aggregate value of approximately $616 million. Heine received $551 million in cash and 1.1 million shares of the Company's common stock (before the effect of the three-for-two stock dividend declared December 31, 1996) that may not be sold for two years from the date of the Acquisition and that are subject to other restrictions. Pursuant to the terms of the acquisition agreement, the shareholder of Heine invested $150 million of the cash proceeds in Mutual and agreed to maintain a minimum balance of $100 million for five years from the date of the Acquisition. In addition to the base purchase price, the purchase agreement also provides for contingent payments to Heine ranging from $96.25 million to $192.5 million under certain conditions if certain agreed-upon growth targets are met. The Acquisition has been accounted for using the purchase method of accounting.

Note 3   INVESTMENT SECURITIES



Investment securities, available-for-sale at September 30, 1997 and 1996 consisted of the following:

                           AMORTIZED         GROSS UNREALIZED           FAIR
IN THOUSANDS                 COST         GAINS         LOSSES         VALUE
-----------------------------------------------------------------------------
1997
Franklin Templeton
 funds                   $151,726       $21,552            --        $173,278
Debt                       33,176           341         $(134)         33,383
Equities                    5,853         1,414           (79)          7,188
Other                          51             6            --              57
----------------------------------------------------------------------------
                         $190,806       $23,313         $(213)       $213,906
----------------------------------------------------------------------------

                        AMORTIZED           GROSS UNREALIZED           FAIR
IN THOUSANDS               COST           GAINS         LOSSES         VALUE
-----------------------------------------------------------------------------
1996
Franklin Templeton
 funds                   $116,146       $12,993            --        $129,139
Debt                       36,108           278          $(91)         36,295
Equities                    1,578         2,332           (61)          3,849
Other                      30,178            20            --          30,198
-------------------------------------------------------------------------------
                         $184,010       $15,623         $(152)       $199,481
--------------------------------------------------------------------------------

At September 30, 1997, maturities of debt securities were as follows:

                                                             ESTIMATED
IN THOUSANDS                                       COST     FAIR VALUE
----------------------------------------------------------------------------
Due in one year or less                         $14,063       $14,087
Due after one year through three years           15,381        15,465
Due after three years                             3,732         3,831
-------------------------------------------------------------------------------
                                                $33,176       $33,383
-------------------------------------------------------------------------------

Note 4            BANKING/FINANCE GROUP LOANS AND ALLOWANCE FOR LOAN LOSSES

 Activity of the banking/finance group's loans and allowance for loan losses for the years ended September 30, 1997 and 1996 was as follows:

                                                               NET
                                                             CHARGE
IN THOUSANDS         1996    ADDITIONS       PAYDOWNS         OFFS       1997
-------------------------------------------------------------------------------
Auto             $284,141      $92,708     $(131,058)      $(6,436)    $239,355
Credit Card        87,527       21,622       (29,974)         (927)      78,248
Other               6,387          506        (2,736)         (165)       3,992
-------------------------------------------------------------------------------
                  378,055      114,836      (163,768)       (7,528)     321,595
-------------------------------------------------------------------------------
Unearned fees
 and discounts    (23,092)      (7,400)       13,645                    (16,847)
Allowance for
  loan losses      (9,564)      (6,524)                      7,528       (8,560)
-------------------------------------------------------------------------------
    Loans
     receivable,
      net        $345,399     $100,912     $(150,123)            --    $296,188
   ----------------------------------------------------------------------------
                                                                NET
                                                             CHARGE
IN THOUSANDS         1995    ADDITIONS       PAYDOWNS          OFFS        1996
-------------------------------------------------------------------------------
Auto             $400,867      $62,840     $(165,380)     $(14,186)    $284,141
Credit Card        95,040       39,846       (45,476)       (1,883)      87,527
Other               6,000          846          (320)         (139)       6,387
-------------------------------------------------------------------------------
                  501,907      103,532      (211,176)      (16,208)     378,055
-------------------------------------------------------------------------------
Unearned fees
  and discounts   (42,813)      (6,900)       26,621                    (23,092)
Allowance for
  loan losses      (9,081)     (16,691)                     16,208       (9,564)
-------------------------------------------------------------------------------
Loans
  receivable,
        net      $450,013      $79,941     $(184,555)            --    $345,399
    ---------------------------------------------------------------------------

     For the years ended September 30, 1997, 1996 and 1995, the interest expense of the banking/finance group included in other operating revenues, net was $21.2 million, $25.6 million and $28.6 million, respectively.

     At September 30, 1996 and 1995, the carrying value of loans receivable approximated fair value. The fair value of consumer loans is estimated using interest rates that consider the current credit and interest rate risk inherent in the loans and current economic and lending conditions.

     At  September  30,  1997  and  1996,   the  carrying   values  of  deposits
     approximated fair value. The fair values of the banking subsidiary's deposit amounts payable on demand at the reporting date are estimated using interest rates currently offered on time deposits with similar remaining maturities.

Note 5   PROPERTY AND EQUIPMENT

 The following is a summary of property and equipment at September 30, 1997 and 1996:

                                      USEFUL LIVES
 IN THOUSANDS                          IN YEARS               1997        1996
 -----------------------------------------------------------------------------
 Furniture and equipment                    3-5           $181,173    $114,228
 Premises and leasehold improvements       5-35            101,299      92,493
 Leased equipment                             5              6,860       2,451
 Land                                        --             24,722      23,811
 -----------------------------------------------------------------------------
                                                           314,054     232,983
 Less: Accumulated depreciation and
        amortization                                       (96,969)    (71,370)
-------------------------------------------------------------------------------
                                                          $217,085    $161,613
-------------------------------------------------------------------------------


Note 6   INTANGIBLE ASSETS
The following is a summary of intangible assets at September 30, 1997 and 1996:

                                 AMORTIZATION
IN THOUSANDS                   PERIOD IN YEARS              1997        1996
-----------------------------------------------------------------------------
Goodwill and management
 contracts                                  40         $1,300,793    $716,010
Other intangibles                         5-15             31,546          --
-----------------------------------------------------------------------------
                                                        1,332,339     716,010
Accumulated amortization                                 (108,320)    (74,027)
-----------------------------------------------------------------------------
                                                       $1,224,019    $641,983
-----------------------------------------------------------------------------

Note 7            SEGMENT INFORMATION

The Company conducts operations in five principal geographic areas of the world: the U.S., Canada, the Bahamas, Europe and Asia/Pacific. Revenues by geographic area include fees and commissions charged to customers and fees charged to affiliates. Identifiable assets are those assets used exclusively in the operations of each geographic area.

Information is summarized below:


IN THOUSANDS                                                                              ADJUSTMENT
                                                                                 ASIA/           AND
1997                                     US     CANADA    BAHAMAS    EUROPE    PACIFIC   ELIMINATION   CONSOLIDATED
---------------------------------------------------------------------------------------------------------------------

REVENUES FROM
Unaffiliated customers           $1,512,873   $169,560   $250,216   $61,109   $169,517            --    $2,163,275
Affiliates                          152,203      1,099      3,182    26,237      8,071    $(190,792)            --
----------------------------------------------------------------------------------------------------------------------
   Total                         $1,665,076   $170,659   $253,398   $87,346   $177,588    $(190,792)    $2,163,275
----------------------------------------------------------------------------------------------------------------------
Operating income                   $249,700    $49,374   $175,518    $1,629   $115,239           --       $591,460
----------------------------------------------------------------------------------------------------------------------
Identifiable assets              $1,302,166   $122,335   $449,112   $32,028   $181,191           --     $2,086,832
Corporate assets                         --         --         --        --         --   $1,008,368      1,008,368
---------------------------------------------------------------------------------------------------------------------
   Total assets                  $1,302,166   $122,335   $449,112   $32,028   $181,191   $1,008,368     $3,095,200
----------------------------------------------------------------------------------------------------------------------

IN THOUSANDS                                                                              ADJUSTMENT
                                                                                 ASIA/           AND
1996                                     US     CANADA    BAHAMAS    EUROPE    PACIFIC   ELIMINATION   CONSOLIDATED
---------------------------------------------------------------------------------------------------------------------
REVENUES FROM
Unaffiliated customers           $1,106,448    $99,658   $173,697   $31,752   $107,918           --     $1,519,473
Affiliates                           34,452        509      1,773    13,742      5,982     $(56,458)            --
--------------------------------------------------------------------------------------------------------------------
   Total                         $1,140,900   $100,167   $175,470   $45,494   $113,900     $(56,458)    $1,519,473
--------------------------------------------------------------------------------------------------------------------
Operating income                   $193,821    $29,131   $115,826      $742    $77,588            --      $417,108
---------------------------------------------------------------------------------------------------------------------
Identifiable assets                $848,156    $69,547   $432,088   $24,912   $154,503            --    $1,529,206
Corporate assets                         --         --         --        --         --      $844,961       844,961
----------------------------------------------------------------------------------------------------------------------
   Total assets                    $848,156    $69,547   $432,088   $24,912   $154,503      $844,961    $2,374,167
----------------------------------------------------------------------------------------------------------------------
IN THOUSANDS                                                                             ADJUSTMENT
                                                                                 ASIA/          AND
1995                                     US     CANADA    BAHAMAS    EUROPE    PACIFIC  ELIMINATION    CONSOLIDATED
----------------------------------------------------------------------------------------------------------------------
REVENUES FROM
Unaffiliated customers             $947,376    $66,970   $131,571   $24,624    $82,723           --     $1,253,264
Affiliates                           17,080        492      1,606    10,903      7,160     $(37,241)            --
----------------------------------------------------------------------------------------------------------------------
   Total                           $964,456    $67,462   $133,177   $35,527    $89,883     $(37,241)    $1,253,264
----------------------------------------------------------------------------------------------------------------------
Operating income/(loss)            $199,615    $22,362    $90,393   $(1,770)   $57,541            --      $368,141
----------------------------------------------------------------------------------------------------------------------
Identifiable assets                $819,287    $43,589   $438,859   $23,681   $138,213            --    $1,463,629
Corporate assets                         --         --         --        --         --      $781,052       781,052
----------------------------------------------------------------------------------------------------------------------
   Total assets                    $819,287    $43,589   $438,859   $23,681   $138,213      $781,052    $2,244,681
----------------------------------------------------------------------------------------------------------------------




Summarized below are the business segments:

 IN THOUSANDS                                              OPERATING
                         IDENTIFIABLE                       INCOME/
 1997                          ASSETS       REVENUES        (LOSS)
--------------------------------------------------------------------------------

 Investment management     $1,746,827     $2,152,505      $598,154
 Banking/finance              332,036          8,617        (5,102)
 Real estate                    7,969          2,153        (1,592)
--------------------------------------------------------------------------------
 Company totals            $2,086,832     $2,163,275      $591,460
--------------------------------------------------------------------------------

1996
--------------------------------------------------------------------------------
 Investment management     $1,124,229     $1,514,438      $429,348
 Banking/finance              393,598          3,179       (11,090)
 Real estate                   11,379          1,856        (1,150)
--------------------------------------------------------------------------------
Company totals             $1,529,206     $1,519,473      $417,108
--------------------------------------------------------------------------------

1995
--------------------------------------------------------------------------------
 Investment management       $958,200     $1,244,561      $379,288
 Banking/finance              496,059          6,841       (10,217)
 Real estate                    9,370          1,862          (930)
------------------------------------------------------------------------------
Company totals             $1,463,629     $1,253,264      $368,141
-------------------------------------------------------------------------------

The  investment  management  segment's  assets  are  primarily  intangibles  and receivables from, and investments in, Franklin Templeton funds. The banking/finance segment's assets are primarily investment securities and consumer loans.

Note 8   DEBT

Debt at September 30, 1997 and 1996 was as follows:


                                1997 WEIGHTED
IN THOUSANDS               AVERAGE INTEREST RATE       1997           1996
--------------------------------------------------------------------------------
SHORT-TERM DEBT
Commercial paper                  6.26%             $51,500             --
Notes payable                     6.63%              60,000             --
Other                               --                6,872           $427
--------------------------------------------------------------------------------
  Total short-term debt                            $118,372           $427
--------------------------------------------------------------------------------

LONG-TERM DEBT
Commercial paper issued under
long-term borrowing agreements    6.26%            $298,245       $128,731
Notes payable                     6.36%             160,000        120,000
Subordinated debentures              --                  --        150,000
Other                                                34,999            731
--------------------------------------------------------------------------------
  Total long-term debt                             $493,244       $399,462
--------------------------------------------------------------------------------

As of September 30, 1997, maturities of long-term debt are as follows:

                            IN THOUSANDS
                            1998                      $298,245
                            1999                        56,612
                            2000                        56,612
                            2001                        66,612
                            2002                         6,612
                            Thereafter                   8,551
                            ----------------------------------
                                                      $493,244
                            ----------------------------------

The Company has a revolving credit agreement with a group of commercial banks that will allow it, at its option, to refinance the commercial paper for up to five years from the closing date, May 16, 1997. In accordance with the Company's intention and ability to refinance these obligations on a long-term basis, $298.2 million of commercial paper at September 30, 1997 has been classified long-term. The credit agreements include various restrictive covenants, including: a capitalization ratio, interest coverage ratio, minimum working capital and limitation on additional debt. The Company was in compliance with all covenants as of September 30, 1997. At September 30, 1997, amounts available for issuance under the Company's commercial paper program were $148.5 million.

At September 30, 1997, the Company had interest-rate swap agreements maturing through October 2000 which effectively fixed interest rates on $295 million of commercial paper. These financial instruments are placed with major financial institutions. The creditworthiness of the counterparties is subject to continuous review and full performance is anticipated. Any potential loss from failure of the counterparties to perform is deemed to be immaterial. The following table presents information for outstanding interest-rate swaps at September 30, 1997:


   IN THOUSANDS
   MATURING IN THE YEARS
   ENDING SEPTEMBER 30,              1999           2000          2001
--------------------------------------------------------------------------------
   Notional amounts              $165,000        $40,000       $90,000
   Fair value                     $(1,215)         $(563)      $(1,215)
   Carrying value                   $(168)          $(65)        $(133)
   Weighted average receive rate     5.53%          5.56%         5.56%
   Weighted average pay rate         6.36%          6.52%         6.43%


Notes payable represents the Company's participation in a medium-term note program. Notes totaling $100 million and $120 million were issued during 1997 and 1996, respectively, with interest rates ranging from 6.02% to 6.63%. These notes mature at various times from 1998 through 2001. At September 30, 1997, amounts available for issuance under the Company's medium-term note program were $400 million.

On November 26, 1996, the holders of the option rights related to the Company's subordinated debentures exercised their option rights to receive approximately
2.4 million shares of the Company's common stock in return for approximately $75 million of the subordinated debentures. The holders of the subordinated debentures  also  agreed to sell to the  Company  the  remaining  option  rights representing an additional 2.4 million shares, and to surrender the remaining $75 million of debentures plus accrued interest for cash of approximately $170 million. This transaction was financed through the issuance of $100 million in medium-term notes referred to above and through cash on hand. No material gain or loss was recognized on this transaction.

At September 30, 1997 and 1996, the fair value of long-term debt approximated its carrying value. The fair values of long-term debt are estimated using interest rates currently offered to the Company for debt with similar remaining maturities.

Note 9   INVESTMENT INCOME



 IN THOUSANDS                  1997           1996          1995
------------------------------------------------------------------------
 Dividends                   $14,141        $15,683       $12,873
 Interest                     16,105         16,787        12,029
 Realized gains, net          15,563         17,271         2,499
 Foreign exchange gains
  (losses), net                2,245           (394)         (355)
 Other                         1,532          1,111         2,627
------------------------------------------------------------------------
                             $49,586        $50,458       $29,673
------------------------------------------------------------------------

Substantially all of the Company's dividend income was generated by investments in the Franklin Templeton funds.

Note 10  TAXES ON INCOME

Taxes on income for the years ended September 30, 1997, 1996 and 1995 were comprised of the following:


 IN THOUSANDS                         1997           1996           1995
-------------------------------------------------------------------------------
 Current
   Federal                        $122,361        $98,803        $76,350
   State                            33,874         23,118         19,969
   Foreign                          26,637         25,558         20,018
 Deferred (benefit) expense         (1,222)        (5,979)         1,373
--------------------------------------------------------------------------------
   Total provision                $181,650       $141,500       $117,710
--------------------------------------------------------------------------------
Included in income before taxes was $358.9 million, $225.7 million and $161.7 million, of foreign income for the years ended September 30, 1997, 1996 and 1995, respectively.

The major components of the net deferred tax asset as of September 30, 1997 and 1996 were as follows:

 IN THOUSANDS                                              1997          1996
--------------------------------------------------------------------------------
 DEFERRED TAX ASSETS
 State taxes expensed currently, deductible
   in following year                                     $6,844        $6,608
 Temporary differences on investment losses               1,974         2,124
 Loan loss reserves                                       3,850         3,760
 Deferred compensation                                    3,442         1,983
 Restricted stock compensation plan                      34,933        20,016
 Net operating loss carryforwards                        27,510        18,203
 Other                                                    8,256         5,077
--------------------------------------------------------------------------------
   Total deferred tax assets                             86,809        57,771
--------------------------------------------------------------------------------
 Valuation allowance for net
  operating loss carryforwards                          (27,510)      (18,203)

--------------------------------------------------------------------------------
 Deferred tax assets, net of
   valuation allowance                                   59,299        39,568
--------------------------------------------------------------------------------

 DEFERRED TAX LIABILITIES
 Temporary differences on partnership earnings           $4,774        $5,504
 Capitalized compensation costs                           6,728         7,503
 Net unrealized gains on securities                       8,967         4,622
 Depreciation on fixed assets                            11,384         6,244
 Prepaid expenses                                        15,419         6,019
 Other                                                    9,233         1,315
--------------------------------------------------------------------------------
   Total deferred tax liabilities                        56,505        31,207
--------------------------------------------------------------------------------
     Net deferred tax asset                              $2,794        $8,361
--------------------------------------------------------------------------------

At September 30, 1997, there were approximately $28.2 million of foreign net operating loss carryforwards of which approximately $13.0 million expire between 1999 and 2005 and the remaining have an indefinite life. In addition, there are approximately $288.5 million in state net operating loss carryforwards that expire between 2006 and 2012. A valuation allowance has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the benefit of the loss carryforwards.

A substantial portion of the undistributed earnings of the Company's foreign subsidiaries has been reinvested for an indefinite period of time. Accordingly, no U.S. federal or state income taxes have been provided thereon. At September 30, 1997, the cumulative amount of reinvested income for which no U.S. taxes have been provided was approximately $588 million. Determination of the amount of the unrecognized deferred U.S. income tax liability related to such reinvested income is not practicable because of the numerous assumptions associated with this hypothetical calculation; however, foreign tax credits would be available to reduce some portion of this amount.

The following is a reconciliation between the amount of tax expense at the federal statutory rate and taxes on income as reflected in operations for the years ended September 30, 1997, 1996 and 1995, respectively:

IN THOUSANDS                                 1997           1996          1995
--------------------------------------------------------------------------------
U.S. federal statutory rate                 35.0%          35.0%         35.0%
Federal taxes at statutory rate          $215,500       $159,786      $135,329
State taxes, net of federal tax effect     21,099         18,167        12,747
Foreign earnings subject to
reduced tax rates for which
no U.S. tax is provided                   (69,973)       (43,159)      (32,956)
Other                                      15,024          6,706         2,590

--------------------------------------------------------------------------------
Actual tax provision                     $181,650       $141,500      $117,710

--------------------------------------------------------------------------------
Effective tax rate                          29.5%          31.0%         30.4%
--------------------------------------------------------------------------------


Note 11  COMMITMENTS AND CONTINGENCIES

The Company leases office space (including space from an unconsolidated affiliate) and equipment under long-term operating leases expiring at various dates through fiscal year 2017. Lease expense aggregated $27.6 million, $24.3 million and $21.8 million for the fiscal years ended September 30, 1997, 1996 and 1995, respectively.

At September 30, 1997, future minimum lease payments under operating leases were as follows:

                           IN THOUSANDS
                           1998                        $22,958
                           1999                         20,900
                           2000                         16,645
                           2001                          7,169
                           2002                          2,893
                           Thereafter                   13,109
                           -----------------------------------
                                                       $83,674
                           -----------------------------------

At September 30, 1997, the Company's banking/finance group had commitments to extend credit aggregating $390.9 million, principally under its credit card lines.

The Company through certain subsidiaries acts as fiduciary for retirement and employee benefit plans. At September 30, 1997, assets held in trust were approximately $20.1 billion.

The Company is involved in various claims and legal proceedings of a nature considered normal to its business. While it is not feasible to predict or determine the final outcome of these proceedings, management does not believe that they should result in a materially adverse effect on the Company's financial position, results of operations or liquidity.

Note 12  EMPLOYEE STOCK AWARD AND OPTION PLANS

The Company sponsors an Annual Incentive Plan which provides eligible employees payment of both cash and restricted stock. The costs associated with the Annual Incentive Plan awards are charged to income currently.

In December 1993, the Company adopted a Universal Stock Plan providing for the issuance of up to 3 million shares of the Company's stock for various stock-related awards including restricted stock and stock options. As of September 30, 1997, the Company had approximately 892,000 shares remaining available for grant under the Universal Stock Plan. Terms and conditions under the option plans (including price, exercise date and number of shares) are determined by the Compensation Committee of the Board of Directors. Information regarding the option plans for the fiscal years ending September 30, 1997, 1996 and 1995 is as follows:


 FOR THE YEARS ENDED
 SEPTEMBER 30,                  1997                1996                1995
--------------------------------------------------------------------------------
                              WEIGHTED            WEIGHTED             WEIGHTED
                               AVERAGE             AVERAGE              AVERAGE
                              EXERCISE            EXERCISE             EXERCISE
 SHARES IN THOUSANDS  SHARES     PRICE    SHARES     PRICE     SHARES     PRICE
--------------------------------------------------------------------------------
 Outstanding,
   beginning
   of year               282    $21.42       325   $18.12        250    $15.06
 Granted                  39    $44.29        36   $37.63        103    $25.04
 Exercised              (154)   $17.50       (79)  $15.31        (28)   $20.32

--------------------------------------------------------------------------------
 Outstanding,
   end of year           167    $30.42       282   $21.42        325    $18.12

--------------------------------------------------------------------------------
 Exercisable,
   end of year            70    $28.25        51   $28.38         47    $22.47
--------------------------------------------------------------------------------

Range  of  exercise   prices  at   September   30,  1997  --  $7.88  to  $44.29.
Weighted-average remaining contractual life -- 4 years.

All share and price information above has been adjusted to give retroactive effect to a three-for-two stock dividend declared December 31, 1996.

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). Accordingly, no compensation costs have been recognized for the stock options granted. Had compensation costs for the Company's stock options granted after September 30, 1995 been determined consistent with the provisions of FAS 123, the Company's net income and earnings per share would not have been materially affected because the number of such stock options is insignificant.

Total compensation cost recognized for stock-based compensation during 1997, 1996 and 1995 was $42.2 million, $27.8 million and $16.9 million, respectively.

Note 13  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

IN THOUSANDS
QUARTER                    FIRST        SECOND      THIRD         FOURTH
--------------------------------------------------------------------------------
1997
Revenues                $437,625     $519,196     $572,547      $633,907
Net income               $96,229     $101,411     $111,188      $125,235
Earnings per share
  Primary                  $0.76        $0.80        $0.88         $0.99
  Fully diluted            $0.76        $0.80        $0.88         $0.99
1996
Revenues                $341,755     $393,199     $394,762      $389,757
Net income               $73,951      $75,212      $81,066       $84,501
Earnings per share
  Primary                  $0.59        $0.60        $0.65         $0.68
  Fully diluted            $0.59        $0.60        $0.65         $0.67
1995
Revenues                $303,303     $297,554     $316,568      $335,839
Net income               $63,304      $63,040      $69,029       $73,572
Earnings per share
  Primary                  $0.51        $0.51        $0.56         $0.59
  Fully diluted            $0.51        $0.51        $0.55         $0.59


Note 14  NEW STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

In 1997, the Financial Accounting Standards Board issued three Statements of Financial Accounting Standards which will become effective for the Company's fiscal year ending September 30, 1999.

Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock. FAS 128 will require the Company to change its presentation of earnings per share from primary and fully diluted to basic and diluted. At that time, all prior period earnings per share data will be restated. The impact on reported earnings per share is not expected to be material as the Company's common stock equivalents are currently not material.

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130") establishes the disclosure requirements for reporting comprehensive income in an entity's annual and interim financial statements.
Comprehensive income includes such items as foreign currency translation adjustments and unrealized gains on securities currently reported as components of stockholders' equity. FAS 130 will require the Company to classify items of comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately in the equity section of the consolidated balance sheet. The Company has not yet determined the type of presentation it will adopt.

Statement of Financial Accounting Standards No. 131, "Disclosures of Segment Information" establishes standards for the way a public enterprise reports information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial statements. The Company has not yet determined the effect, if any, of this pronouncement on the consolidated financial statements.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.


None.


                                   PART III

Items 10-13 are incorporated by reference to the Company's definitive proxy statement to be mailed to stockholders in connection with the Annual Meeting of Stockholders to be held January 20, 1998.


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

        (3)(ii) Registrant's By-Laws are incorporated by reference to Form 10 (File No. 06952), incorporated by reference to Exhibit (3)(v) to the 1994 Annual Report

  10.1 Representative Distribution Plan between Templeton Growth Fund, Inc. and Franklin/Templeton Investor Services, Inc. incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 (the "1993 Annual Report")

  10.2 Representative Transfer Agent Agreement between Templeton Growth Fund, Inc. and Franklin/Templeton Investor Services, Inc. incorporated by reference to Exhibit 10.3 to the 1993 Annual Report

  10.3 Representative Investment Management Agreement between Templeton Growth Fund, Inc. and Templeton, Galbraith & Hansberger Ltd. incorporated by reference to Exhibit 10.5 to the 1993 Annual Report

  10.4 Representative Management Agreement between Advisers and the Franklin Group of Funds incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992 (the "1992 Annual Report")

  10.5 Representative Distribution 12b-1 Plan between Distributors and the Franklin Group of Funds incorporated by reference to Exhibit 10.3 to the 1992 Annual Report

  10.6 Amended Annual Incentive Compensation Plan approved January 24, 1995 incorporated by reference to the Company's Proxy Statement filed under cover of Schedule 14A on December 28, 1994 in connection with its Annual Meeting of Stockholders held on January 24, 1995

  10.7 Universal Stock Plan approved January 19, 1994 incorporated by reference to the Company's 1995 Proxy Statement filed under cover of Schedule 14A on December 29, 1993 in connection with its Annual Meeting of Stockholders held on January 19, 1994

  10.8 Representative Amended and Restated Distribution Agreement between Franklin/Templeton Distributors, Inc. and Franklin Federal Tax-Free Income Fund, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 (the "June 1995 Quarterly Report")

  10.9 Distribution 12b-1 Plan for Class II shares between Franklin/Templeton Distributors, Inc. and Franklin Federal Tax-Free Income Fund, incorporated by reference to Exhibit 10.2 to the June 1995 Quarterly Report

  10.10 Representative Investment Management Agreement between Templeton Global Strategy SICAV and Templeton Investment Management Limited, incorporated by reference to Exhibit 10.3 to the June 1995 Quarterly Report

  10.11 Representative Sub-Distribution Agreement between Templeton, Galbraith & Hansberger Ltd. and BAC Corp. Securities, incorporated by reference to Exhibit 10.4 to the June 1995 Quarterly Report

  10.12 Representative Dealer Agreement between Franklin/Templeton Distributors, Inc. and Dealer, incorporated by reference to Exhibit
        10.5 to the June 1995 Quarterly Report

  10.13 Representative Investment Management Agreement between Templeton Investment Counsel, Inc. and Client (ERISA), incorporated by reference to Exhibit 10.6 to the June 1995 Quarterly Report

  10.14 Representative Investment Management Agreement between Templeton Investment Counsel, Inc. and Client (NON-ERISA), incorporated by reference to Exhibit 10.7 to the June 1995 Quarterly Report

  10.15 Representative Amended and Restated Transfer Agent and Shareholder Services Agreement between Franklin/Templeton Investor Services, Inc. and Franklin Custodian Funds, Inc., dated July 1, 1995, incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 (the "1995 Annual Report")

  10.16 Representative Amended and Restated Distribution Agreement between Franklin/Templeton Distributors, Inc. and Franklin Custodian Funds, Inc., incorporated by reference to Exhibit 10.17 to the 1995 Annual Report

  10.17 Representative Class II Distribution Plan between Franklin/Templeton Distributors, Inc. and Franklin Custodian Funds, Inc., on behalf of its Growth Series, incorporated by reference to Exhibit 10.18 to the 1995 Annual Report

  10.18 Representative Dealer Agreement between Franklin/Templeton Distributors, Inc. and Dealer, incorporated by reference to Exhibit
        10.19 to the 1995 Annual Report

  10.19 Representative Mutual Fund Purchase and Sales Agreement for Accounts of Bank and Trust Company Customers, effective July 1, 1995, incorporated by reference to Exhibit 10.20 to the 1995 Annual Report

  10.20 Representative Management Agreement between Franklin Value Investors Trust, on behalf of Franklin MicroCap Value Fund, and Franklin Advisers, Inc., incorporated by reference to Exhibit 10.21 to the 1995 Annual Report

  10.21 Representative Sub-Distribution Agreement between Templeton, Galbraith & Hansberger Ltd. and Sub-Distributor, incorporated by reference to
        Exhibit 10.22 to the 1995 Annual Report

  10.22 Representative Non-Exclusive Underwriting Agreement between Templeton Growth Fund, Inc. and Templeton Franklin Investment Services (Asia) Limited, dated September 18, 1995, incorporated by reference to
        Exhibit 10.23 to the 1995 Annual Report

  10.23 Representative Shareholder Services Agreement between
        Franklin/Templeton Investor Services, Inc. and Templeton Franklin Investment Services (Asia) Limited, dated September 18, 1995, incorporated by reference to Exhibit 10.24 to the 1995 Annual Report

  10.24 Agreement to Merge the Businesses of Heine Securities Corporation, Elmore Securities Corporation and Franklin Resources, Inc., dated June 25, 1996, incorporated by reference to Exhibit 2 to Registrant's Report on Form 8-K dated June 25, 1996

  10.25 Subcontract for Transfer Agency and Shareholder Services dated November 1, 1996 by and between Franklin Investor Services, Inc. and PFPC Inc., incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (the "1996 Annual Report")

  10.26 Representative Sample of Franklin/Templeton Investor Services, Inc. Transfer Agent and Shareholder Services Agreement, incorporated by reference to Exhibit 10.26 to the 1996 Annual Report

  10.27 Representative Administration Agreement between Templeton Growth Fund, Inc. and Franklin Templeton Services, Inc., incorporated by reference to Exhibit 10.27 to the 1996 Annual Report

  10.28 Representative Sample of Fund Administration Agreement with Franklin Templeton Services, Inc., incorporated by reference to Exhibit 10.28 to the 1996 Annual Report

  10.29 Representative Subcontract for Fund Administrative Services between Franklin Advisers, Inc. and Franklin Templeton Services, Inc., incorporated by reference to Exhibit 10.29 to the 1996 Annual Report

  10.30 Representative Investment Advisory Agreement between Franklin Mutual Series Fund Inc. and Franklin Mutual Advisers, Inc., incorporated by reference to Exhibit 10.30 to the 1996 Annual Report

  10.31 Representative Management Agreement between Franklin Valuemark Funds and Franklin Mutual Advisers, Inc., incorporated by reference to
        Exhibit 10.31 to the 1996 Annual Report

  10.32 Representative Investment Advisory and Asset Allocation Agreement between Franklin Templeton Fund Allocator Series and Franklin Advisers, Inc., incorporated by reference to Exhibit 10.32 to the 1996 Annual Report

  10.33 Representative Management Agreement between Franklin New York Tax-Free Income Fund, Inc. and Franklin Investment Advisory Services, Inc., incorporated by reference to Exhibit 10.33 to the 1996 Annual Report

  10.34 1998 Employee Stock Purchase Plan approved December 12, 1997 by the Board of Directors, incorporated by reference to the Company's Proxy Statement filed under cover of Schedule 14A on December 17, 1997 in connection with its Annual Meeting of Stockholders to be held on January 20, 1998

  10.35 System Development and Services Agreement dated as of August 29, 1997 by and between Franklin/Templeton Investor Services, Inc. and Sungard Shareholder Systems, Inc.

   12   Computation of Ratios of Earnings to Fixed Charges

   21   List of Subsidiaries

   23   Consent of Independent Accountants

   27   Financial Data Schedule

(b)(1) Current Report on Form 8-K dated July 24, 1997 was filed on July 24, 1997 attaching Registrant's press release dated July 24, 1997 under Items 5 and 7.

(c)     See Item 14(a)(3) above.

(d) No separate financial statements are required; schedules are included in Item 8.


SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANKLIN RESOURCES, INC.

Date: December 12, 1997   By   /s/ Charles B. Johnson
                          Charles B. Johnson, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: December 12, 1997   By   /s/ Charles B. Johnson
                          Charles B. Johnson, Principal
                          Executive Officer and Director

Date: December 12, 1997   By   /s/ Harmon E. Burns
                          Harmon E. Burns, Executive Vice
                          President-Legal and Administrative
                          Secretary and Director

Date: December 12, 1997   By   /s/ Martin L. Flanagan
                          Martin L. Flanagan, Treasurer
                          and Chief Financial Officer

Date: December 12, 1997   By   /s/ Kenneth A. Lewis
                          Kenneth A. Lewis, Controller

Date: December 12, 1997   By   /s/ James A. McCarthy
                          James A. McCarthy, Director

Date: December 12, 1997   By   /s/ F. Warren Hellman
                          F. Warren Hellman, Director

Date: December 12, 1997   By   /s/ Charles E. Johnson
                          Charles E. Johnson, Director

Date: December 12, 1997   By   /s/ Rupert H. Johnson, Jr.
                          Rupert H. Johnson, Jr., Director

Date: December 12, 1997   By   /s/ Harry O. Kline
                          Harry O. Kline, Director

Date: December 12, 1997   By   /s/ Louis E. Woodworth
                          Louis E. Woodworth, Director

Date: December 12, 1997   By
                          Peter M. Sacerdote, Director

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

        (3)(ii) Registrant's By-Laws are incorporated by reference to Form 10 (File No. 06952), incorporated by reference to Exhibit (3)(v) to the 1994 Annual Report

  10.1 Representative Distribution Plan between Templeton Growth Fund, Inc. and Franklin/Templeton Investor Services, Inc. incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 (the "1993 Annual Report")

  10.2 Representative Transfer Agent Agreement between Templeton Growth Fund, Inc. and Franklin/Templeton Investor Services, Inc. incorporated by reference to Exhibit 10.3 to the 1993 Annual Report

  10.3 Representative Investment Management Agreement between Templeton Growth Fund, Inc. and Templeton, Galbraith & Hansberger Ltd. incorporated by reference to Exhibit 10.5 to the 1993 Annual Report

  10.4 Representative Management Agreement between Advisers and the Franklin Group of Funds incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992 (the "1992 Annual Report")

  10.5 Representative Distribution 12b-1 Plan between Distributors and the Franklin Group of Funds incorporated by reference to Exhibit 10.3 to the 1992 Annual Report

  10.6 Amended Annual Incentive Compensation Plan approved January 24, 1995 incorporated by reference to the Company's Proxy Statement filed under cover of Schedule 14A on December 28, 1994 in connection with its Annual Meeting of Stockholders held on January 24, 1995

  10.7 Universal Stock Plan approved January 19, 1994 incorporated by reference to the Company's 1995 Proxy Statement filed under cover of Schedule 14A on December 29, 1993 in connection with its Annual Meeting of Stockholders held on January 19, 1994

  10.8 Representative Amended and Restated Distribution Agreement between Franklin/Templeton Distributors, Inc. and Franklin Federal Tax-Free Income Fund, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 (the "June 1995 Quarterly Report")

  10.9 Distribution 12b-1 Plan for Class II shares between Franklin/Templeton Distributors, Inc. and Franklin Federal Tax-Free Income Fund, incorporated by reference to Exhibit 10.2 to the June 1995 Quarterly Report

  10.10 Representative Investment Management Agreement between Templeton Global Strategy SICAV and Templeton Investment Management Limited, incorporated by reference to Exhibit 10.3 to the June 1995 Quarterly Report

  10.11 Representative Sub-Distribution Agreement between Templeton, Galbraith & Hansberger Ltd. and BAC Corp. Securities, incorporated by reference to Exhibit 10.4 to the June 1995 Quarterly Report

  10.12 Representative Dealer Agreement between Franklin/Templeton Distributors, Inc. and Dealer, incorporated by reference to Exhibit
        10.5 to the June 1995 Quarterly Report

  10.13 Representative Investment Management Agreement between Templeton Investment Counsel, Inc. and Client (ERISA), incorporated by reference to Exhibit 10.6 to the June 1995 Quarterly Report

  10.14 Representative Investment Management Agreement between Templeton Investment Counsel, Inc. and Client (NON-ERISA), incorporated by reference to Exhibit 10.7 to the June 1995 Quarterly Report

  10.15 Representative Amended and Restated Transfer Agent and Shareholder Services Agreement between Franklin/Templeton Investor Services, Inc. and Franklin Custodian Funds, Inc., dated July 1, 1995, incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 (the "1995 Annual Report")

  10.16 Representative Amended and Restated Distribution Agreement between Franklin/Templeton Distributors, Inc. and Franklin Custodian Funds, Inc., incorporated by reference to Exhibit 10.17 to the 1995 Annual Report

  10.17 Representative Class II Distribution Plan between Franklin/Templeton Distributors, Inc. and Franklin Custodian Funds, Inc., on behalf of its Growth Series, incorporated by reference to Exhibit 10.18 to the 1995 Annual Report

  10.18 Representative Dealer Agreement between Franklin/Templeton Distributors, Inc. and Dealer, incorporated by reference to Exhibit
        10.19 to the 1995 Annual Report

  10.19 Representative Mutual Fund Purchase and Sales Agreement for Accounts of Bank and Trust Company Customers, effective July 1, 1995, incorporated by reference to Exhibit 10.20 to the 1995 Annual Report

  10.20 Representative Management Agreement between Franklin Value Investors Trust, on behalf of Franklin MicroCap Value Fund, and Franklin Advisers, Inc., incorporated by reference to Exhibit 10.21 to the 1995 Annual Report

  10.21 Representative Sub-Distribution Agreement between Templeton, Galbraith & Hansberger Ltd. and Sub-Distributor, incorporated by reference to
        Exhibit 10.22 to the 1995 Annual Report

  10.22 Representative Non-Exclusive Underwriting Agreement between Templeton Growth Fund, Inc. and Templeton Franklin Investment Services (Asia) Limited, dated September 18, 1995, incorporated by reference to
        Exhibit 10.23 to the 1995 Annual Report

  10.23 Representative Shareholder Services Agreement between
        Franklin/Templeton Investor Services, Inc. and Templeton Franklin Investment Services (Asia) Limited, dated September 18, 1995, incorporated by reference to Exhibit 10.24 to the 1995 Annual Report

  10.24 Agreement to Merge the Businesses of Heine Securities Corporation, Elmore Securities Corporation and Franklin Resources, Inc., dated June 25, 1996, incorporated by reference to Exhibit 2 to Registrant's Report on Form 8-K dated June 25, 1996

  10.25 Subcontract for Transfer Agency and Shareholder Services dated November 1, 1996 by and between Franklin Investor Services, Inc. and PFPC Inc., incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (the "1996 Annual Report")


  10.26 Representative Sample of Franklin/Templeton Investor Services, Inc. Transfer Agent and Shareholder Services Agreement, incorporated by reference to Exhibit 10.26 to the 1996 Annual Report

  10.27 Representative Administration Agreement between Templeton Growth Fund, Inc. and Franklin Templeton Services, Inc., incorporated by reference to Exhibit 10.27 to the 1996 Annual Report

  10.28 Representative Sample of Fund Administration Agreement with Franklin Templeton Services, Inc., incorporated by reference to Exhibit 10.28 to the 1996 Annual Report

  10.29 Representative Subcontract for Fund Administrative Services between Franklin Advisers, Inc. and Franklin Templeton Services, Inc., incorporated by reference to Exhibit 10.29 to the 1996 Annual Report

  10.30 Representative Investment Advisory Agreement between Franklin Mutual Series Fund Inc. and Franklin Mutual Advisers, Inc., incorporated by reference to Exhibit 10.30 to the 1996 Annual Report

  10.31 Representative Management Agreement between Franklin Valuemark Funds and Franklin Mutual Advisers, Inc., incorporated by reference to
        Exhibit 10.31 to the 1996 Annual Report

  10.32 Representative Investment Advisory and Asset Allocation Agreement between Franklin Templeton Fund Allocator Series and Franklin Advisers, Inc., incorporated by reference to Exhibit 10.32 to the 1996 Annual Report

  10.33 Representative Management Agreement between Franklin New York Tax-Free Income Fund, Inc. and Franklin Investment Advisory Services, Inc., incorporated by reference to Exhibit 10.33 to the 1996 Annual Report

  10.34 1998 Employee Stock Purchase Plan approved December 12, 1997 by the Board of Directors, incorporated by reference to the Company's Proxy Statement filed under cover of Schedule 14A on December 17, 1997 in connection with its Annual Meeting of Stockholders to be held on January 20, 1998

  10.35 System Development and Services Agreement dated as of August 29, 1997 by and between Franklin/Templeton Investor Services, Inc. and Sungard Shareholder Systems, Inc.

   12   Computation of Ratios of Earnings to Fixed Charges

   21   List of Subsidiaries

   23   Consent of Independent Accountants

   27   Financial Data Schedule

(b)(1) Current Report on Form 8-K dated July 24, 1997 was filed on July 24, 1997 attaching Registrant's press release dated July 24, 1997 under Items 5 and 7.

(c)     See Item 14(a)(3) above.

(d) No separate financial statements are required; schedules are included in Item 8.