Form 10-Q
period 1997-12-31
FRANKLIN RESOURCES INC
filed 1998-02-13
CIK 38777

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

         [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 1997

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

Outstanding: 252,780,524 shares, common stock, par value $.10 per share at January 31, 1998

PART I -FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements


FRANKLIN RESOURCES, INC.
Consolidated Statements of Income
Unaudited

                                                       Three months ended
                                                            December
                                                               31
(In thousands, except per share data)                 1997           1996
--------------------------------------------------------------------------------

Operating revenues:
   Investment management fees                     $376,463          $273,260
   Underwriting and distribution fees              215,287           136,486
   Shareholder servicing fees                       37,606            24,828
   Other, net                                        3,043             3,051
--------------------------------------------------------------------------------
      Total operating revenues                     632,399           437,625
--------------------------------------------------------------------------------

Operating expenses:
   Underwriting and distribution                   205,312           132,283
   Compensation and benefits                       133,291            99,571
   Information systems, technology and
     occupancy                                      46,596            25,804
   Advertising and promotion                        27,362            18,666
   Amortization of deferred sales
     commissions                                    23,896            10,636
   Amortization of intangible assets                 8,995             7,345
   Other                                            19,505            17,771
--------------------------------------------------------------------------------
      Total operating expenses                     464,957           312,076
--------------------------------------------------------------------------------

Operating income                                   167,442           125,549

Other income/(expenses):
   Investment and other income                      14,975            19,608
   Interest expense                                 (6,152)           (8,173)
-------------------------------------------------------------------------------
      Other income, net                              8,823            11,435
--------------------------------------------------------------------------------

Income before taxes on income                      176,265           136,984
Taxes on income                                     45,750            40,755

--------------------------------------------------------------------------------
Net income                                        $130,515           $96,229
--------------------------------------------------------------------------------

Earnings per share:
   Basic                                             $0.52             $0.38
   Diluted                                           $0.52             $0.38
Dividends per share                                  $0.05             $0.04


 The accompanying   notes   are  an   integral   part  of   these consolidated
 financial statements.

FRANKLIN RESOURCES, INC.
Consolidated Balance Sheets
Unaudited


                                                   As of            As of
                                               December 31      September 30
(In thousands)                                     1997              1997
--------------------------------------------------------------------------------

ASSETS:
Current assets:
   Cash and cash equivalents                    $440,474        $434,864
   Receivables:
      Fees from Franklin Templeton funds         200,258         213,547
      Other                                        9,593          20,315
   Investment securities,
     available-for-sale                          234,000         189,674
   Prepaid expenses and other                     17,009          20,039

-----------------------------------------------------------------------------
      Total current assets                       901,334         878,439
-----------------------------------------------------------------------------

Banking/Finance assets:
   Cash and cash equivalents                      12,319           7,877
   Loans receivable, net                         288,446         296,188
   Investment securities,
     available-for-sale                           24,482          24,232
   Other                                           3,833           3,739

-----------------------------------------------------------------------------
      Total banking/finance assets               329,080         332,036
-----------------------------------------------------------------------------

Other assets:
   Deferred sales commissions                    146,864         119,537
   Property and equipment, net                   258,184         217,085
   Intangible assets, net                      1,216,458       1,224,019
   Receivable from banking/finance group         199,995         203,787
   Other                                         115,633         120,297

-----------------------------------------------------------------------------
      Total other assets                       1,937,134       1,884,725
-----------------------------------------------------------------------------

       Total assets                           $3,167,548      $3,095,200
=============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN RESOURCES, INC.
Consolidated Balance Sheets
Unaudited                                           As of         As of
                                                December 31    September 30
(In thousands except share data)                    1997          1997
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
   Compensation and benefits                     $84,885        $154,222
   Commissions                                    49,148          46,125
   Income taxes                                   60,122          31,908
   Short-term debt                                93,057         118,372
   Other                                          60,954          54,873
-----------------------------------------------------------------------------
      Total current liabilities                  348,166         405,500
-----------------------------------------------------------------------------

Banking/finance liabilities:
   Deposits:
       Interest bearing                           92,130          91,433
       Non-interest bearing                        7,937           6,971
   Payable to parent                             199,995         203,787
   Other                                           1,521           2,213
-----------------------------------------------------------------------------
      Total banking/finance liabilities          301,583         304,404
-----------------------------------------------------------------------------

Other Liabilities:
   Long-term debt                                499,541         493,244
   Other                                          34,406          37,831
-----------------------------------------------------------------------------
      Total other liabilities                    533,947         531,075
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
       Total liabilities                       1,183,696       1,240,979
-----------------------------------------------------------------------------

Stockholders' equity:
   Preferred stock, $1.00 par value,
    1,000,000 shares authorized; none                  -               -
    issued

   Common stock, $.10 par value,                  25,272          12,623
    500,000,000 shares
    authorized; 252,715,488 and
    126,230,916 shares
    issued; 252,715,488 and 126,031,900
    shares outstanding, respectively

   Capital in excess of par value                108,700          91,207
   Retained earnings                           1,862,780       1,757,536
   Less cost of treasury stock                         -         (11,070)
   Other                                         (12,900)          3,925
-----------------------------------------------------------------------------
      Total stockholders' equity               1,983,852       1,854,221
-----------------------------------------------------------------------------

       Total liabilities and                  $3,167,548      $3,095,200
        stockholders' equity
=============================================================================
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN RESOURCES, INC.
Consolidated Statements of Cash Flows
Unaudited                                          Three months ended
(In thousands)                                     Dec-97      Dec-96
---------------------------------------------------------------------------
Net income                                         $130,515    $96,229

Adjustments  to  reconcile   net  income
  to  net  cash  provided  by  operating
  activities:
Decrease in receivables,
  prepaid expenses and other current assets         21,889      28,076
Increase in deferred sales commissions             (51,223)     (9,188)
Increase (decrease) in other current
  liabilities                                           32      (9,237)
Increase in income taxes payable                    28,214      26,085
Increase in commissions payable                      3,023       3,346
Decrease in compensation and benefits              (40,536)     (3,429)
Depreciation and amortization                       42,448      24,239
Gains on disposition of assets                      (4,036)    (10,866)
---------------------------------------------------------------------------
Net cash provided by operating activities          130,326     145,255
---------------------------------------------------------------------------

Purchase of investments                            (74,599)    (32,247)
Liquidation of investments                          21,799      33,313
Purchase of banking/finance investments               (214)     (9,129)
Liquidation of banking/finance investments               -       9,000
Originations of banking/finance loans
  receivable                                       (25,434)    (31,662)
Collections of banking/finance loans
  receivable                                        33,637      42,119
Purchase of property and equipment                 (58,058)     (9,957)
Proceeds from sale of property                      14,517           -
Acquisition of assets and liabilities of
  Heine Securities Corporation                      (1,424)   (550,536)
----------------------------------------------------------------------------
Net cash used in investing activities              (89,776)   (549,099)
----------------------------------------------------------------------------

Increase (decrease) in bank deposits                 1,662      (8,281)
Exercise of common stock options                     1,039       1,085
Dividends paid on common stock                     (11,345)     (8,830)
Purchase of treasury stock                          (2,942)     (6,800)
Issuance of debt                                    22,986     371,072
Payments on debt                                   (41,898)    (74,543)
Purchase of option rights from subordinated
   debenture holders                                     -     (91,685)
----------------------------------------------------------------------------
Net cash provided by (used in) financing
  activities                                       (30,498)    182,018
----------------------------------------------------------------------------
Increase(decrease) in cash and cash
  equivalents                                       10,052    (221,826)
Cash and cash equivalents, beginning of
  period                                           442,741     502,189
---------------------------------------------------------------------------
Cash and cash equivalents, end of period          $452,793    $280,363
---------------------------------------------------------------------------

Supplemental disclosure of non-cash information:
  Value of stock issued for Heine acquisition            -     $65,558
  Value of stock issued for redemption of                -     $75,015
    debentures
  Value of common stock issued in other
   transactions, principally for the
   Company's incentive plans                       $30,595     $26,444

The accompanying notes are an integral part of these consolidated financial statements.

                            FRANKLIN RESOURCES, INC.
                    Notes to Consolidated Financial Statements
                                December 31, 1997
                                   (Unaudited)

1.    Basis of Presentation

The unaudited interim financial statements of Franklin Resources, Inc. and its consolidated subsidiaries (the "Company") included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all appropriate adjustments necessary to a fair presentation of the results of operations have been made for the periods shown. All adjustments are of a normal recurring nature. Certain prior year amounts have been reclassified to conform to current year presentation. These financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended September 30, 1997.

2.   Debt

At December 31, 1997, the Company had interest-rate swap agreements, maturing in years 1998 through 2000, which effectively fixed interest rates on $295.0 million of commercial paper. The fixed rates of interest ranged from 6.24% to 6.65%. These financial instruments are placed with major financial institutions. The creditworthiness of the counterparties is subject to continuous review and full performance is anticipated. Any potential loss from failure of the counterparties to perform is deemed to be immaterial. As of December 31, 1997, the weighted average effective interest rate, including the effect of interest-rate swap agreements, was 6.35% on approximately $549 million of outstanding commercial paper and medium-term notes.


3. Acquisition

On November 1, 1996, the Company acquired (the "Acquisition") the assets and liabilities of Heine Securities Corporation ("Heine"), the former investment advisor to Mutual Series Fund Inc.,other funds and managed accounts ("Mutual"). One of the Company's subsidiaries, Franklin Mutual Advisers, Inc. ("FMAI"), now serves as the investment adviser to Mutual. The transaction had an aggregate value of approximately $616 million. In addition to the base purchase price, the purchase agreement also provides for contingent payments to Heine ranging from $96.25 million to $192.5 million under certain conditions if certain agreed-upon growth targets are met. Heine received $551 million in cash and 1.1 million shares of common stock (before the effects of the stock split paid January 15, 1997 and the stock split paid January 15, 1998). The Acquisition has been accounted for using the purchase method of accounting. The Company has agreed to make its first payment of $64 million related to the performance criteria in the Acquisition agreement during the third quarter of fiscal year 1998. The payment is not expected to have a material impact on the Company's income statement or balance sheet. The amount is expected to be funded from cash on hand and existing credit facilities.

4. Stockholders' Equity

On December 12, 1997, the Board of Directors approved a two-for-one stock split, to be effected in the form of a 100% stock dividend, payable to shareholders of record on December 31, 1997. An amount equal to the par value of the common stock issued was transferred from retained earnings to common stock in the December 31, 1997 balance sheet. The number of shares used for purposes of calculating earnings per share and all per share data have been adjusted for both periods presented to give retroactive effect to the stock split.

During the quarter ended December 31, 1997, the Company retired 407,730 post-split shares of treasury stock. For shares purchased and retired by the Company, common stock was charged for the par value of the shares retired and capital in excess of par value was charged for the excess of cost over the par value. Although the Company plans to continue its periodic purchase of its own common stock, such stock will now be retired when purchased.


5. Adoption of New Statement of Financial Accounting Standards Board

During the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). FAS 128 requires that the Company retroactively restate prior period earnings per share ("EPS") data. The impact on previously reported EPS is not material.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Franklin Resources, Inc. and its consolidated subsidiaries (the "Company") derive substantially all of their revenues and net income from providing investment management, administration, distribution and related services to the Franklin Templeton funds, institutional accounts and other investment products (collectively the "Franklin Templeton Group"). The Company has a diversified base of assets under management and a full range of investment management products and services to meet the needs of a variety of individuals and institutions.

I.  Material Changes in Results of Operations Results of operations

                                      Three months ended
                                          December 31              %
(In millions)                         1997        1996          Change
-------------------------------------------------------------------------
Net income                            $130.5       $96.2          36%
Earnings per share
     Primary                            $.52        $.38          37%
     Fully-diluted                      $.52        $.38          37%

Operating margin                         26%         29%
--------------------------------------------------------------------------

Net income during the quarter ended December 31, 1997 increased as compared to the same quarter in the previous fiscal year primarily due to an increase in investment management fees as a result of a 33% increase in average assets under management and a lower effective tax rate. Earnings per share have been restated for the prior period to reflect the two-for-one stock split effected in the form of a stock dividend on January 15, 1998. Operating margins decreased to 26% due primarily to increased technology and distribution costs.

Operating revenues will continue to be dependent upon the amount and composition of assets under management, mutual fund sales and the number of mutual fund investors and institutional clients. Operating expenses are expected to increase with the Company's ongoing expansion, the increase in competition and the Company's commitment to improve its products and services. These endeavors will likely result in increased compensation and benefits, information systems and occupancy and other expenses.

The contributions to the Company's operating profit from its non-U.S. operations increased in the quarter ended December 31, 1997 over the same quarter in the prior year principally as a result of increased fee revenues from investment management services provided by its foreign subsidiaries. This trend will continue to be dependent on the amount and composition of assets managed by the Company's non-U.S. subsidiaries.

Assets under management
                                                   As of
                                                December 31              %
(In billions)                                 1997       1996         Change
--------------------------------------------------------------------------------
Franklin Templeton Group:
Fixed-income :
   Tax-free                                  $47.0      $43.2            9%
   U.S. government (primarily GNMA's)         15.5       15.9           (3)%
   Taxable and tax-free money funds            3.9        3.5           11%
   Global/international                        3.8        3.2           19%
--------------------------------------------------------------------------------
      Total fixed-income                      70.2       65.8            7%
--------------------------------------------------------------------------------

Equity:
   Global/international                       94.8       75.0           26%
   U.S.                                       56.0       40.1           40%
--------------------------------------------------------------------------------
      Total equity                           150.8      115.1           31%
--------------------------------------------------------------------------------

================================================================================
Total Franklin Templeton Group - end        $221.0     $180.9           22%
of period
================================================================================
Average for the period                      $220.6     $166.3           33%
================================================================================

Assets under the Company's management decreased by $5 billion (2%) from September 30, 1997 and increased $40.1 billion (22%) from December 31, 1996. The decrease in assets under management was the result of market depreciation in excess of net sales, predominantly of the global/international equity assets.

Equity assets grew to 68% of total assets under management, down 2% from September 30, 1997, but up from 64% a year earlier. Global/international equity assets grew by 26% over the prior year. The growth in U.S. equity funds was largely attributable to Mutual, which has increased 57% over 1996 levels. The growth in fixed income funds was due to increased sales.


Operating revenue

                                        Three months ended
                                            December 31         %
(In millions)                            1997        1996    Change
-------------------------------------------------------------------------
Investment management fees             $376.5      $273.2        38%
Underwriting and distribution fees      215.3       136.5        58%

Shareholder servicing fees               37.6        24.8        52%
Other, net                                3.0         3.1        (3)%
=========================================================================
   Total operating revenues            $632.4      $437.6        45%
=========================================================================

Investment management fees are derived primarily from contractual fixed-fee arrangements that are based upon the level of assets under management with open-end and closed-end investment companies and institutional portfolios. Under various investment management agreements, annual rates vary and generally decline as the average net assets of the portfolios exceed certain threshold levels. The majority of fund investment management contracts are subject to periodic approval by each fund's Board of Directors/Trustees. There have been no significant changes in the management fee structures for the Franklin Templeton Group in the periods under review. Investment management fees increased due to the 33% increase in average assets and an increase in the proportion of higher-fee equity funds and an additional month of Mutual investment management fees in the current quarter as compared to a year ago.

Underwriting commissions are earned primarily from fund sales. Distribution fees are generally based on the level of assets under management. Most sales of Franklin Templeton funds include a sales commission, which is paid to the Company. Certain subsidiaries of the Company act as distributors for its sponsored funds and receive distribution fees, including 12b-1 fees, from those funds in reimbursement for distribution expenses incurred up to a maximum allowed by each fund. A significant portion of underwriting commissions and distribution fees are paid to selling intermediaries.

Underwriting and distribution fees increased 58% over the same period last year primarily as a result of increased U.S. retail mutual fund sales and assets under management. Shareholder servicing fees are generally fixed charges per account which vary with the particular type of fund and the service being rendered.

Shareholder servicing fees increased as a result of an increase in the average per account charge and a 29% increase in retail fund shareholder accounts to 8.0 million from 6.2 million a year ago.

Other, net
                                      Three months ended
                                          December 31          %
(In millions)                          1997       1996       Change
-----------------------------------------------------------------------
Revenues                               $9.7      $10.2        (5)%
Provision for loan losses              (2.1)      (1.3)      (62)%
Interest expense                       (4.6)      (5.8)        21%
=======================================================================
Total other, net                       $3.0       $3.1         (3)%
=======================================================================

Other revenues, net consist primarily of the revenues from the Company's bank and finance subsidiaries, which are shown net of interest expense and the provision for loan losses. Compared to the corresponding period in the prior year, other revenues remained broadly constant. An increase in the provision for loan losses was offset by a reduction in interest expense. The provision for loan losses has increased even as charge-offs decreased due to the Company's decision in 1997 to maintain a higher level of reserves. Auto loan charge-offs decreased $1 million (56%) and total delinquencies decreased $8 million (48%) compared to the same period in the prior year. Interest expense decreased in the period due to a $62 million (17%) reduction in the average borrowing requirements of the banking/finance group.

Operating expenses

                                       Three months ended
                                          December 31         %
(In millions)                           1997       1996     Change
------------------------------------------------------------------------
Underwriting and distribution         $205.3     $132.3       55%

Compensation and benefits              133.3       99.6       34%
Information systems, technology
   and occupancy                        46.6       25.8       81%
Advertising and promotion               27.4       18.7       47%
Amortization of deferred sales
   commissions                          23.9       10.6      125%
Amortization of intangible
  assets                                 9.0        7.3       23%
Other                                   19.5       17.8       10%
========================================================================
   Total operating expenses           $465.0     $312.1       49%
========================================================================

Increases in operating expenses principally resulted from the general expansion of the Company's business, increased distribution costs and the Acquisition.

Underwriting and distribution  includes sales  commissions and distribution fees
paid  to  brokers  and  other  third  party  intermediaries.   The  increase  in
underwriting and distribution expenses was consistent with the increase in U.S. retail mutual fund sales.

Compensation and benefits costs increased 34% over the same period in 1996 as a result of a 31% increase in the number of employees, increased temporary labor costs and increased payments under the Company's incentive plans that are based on the Company's profitability.

Information systems, technology and occupancy costs have increased 81% over the prior period due to costs related to several major system implementations, as well as upgrades to network, desktop and internet environments.

Advertising and promotion expenses increased during the comparative three-month period mainly due to increased promotional activity and new marketing campaigns.

Amortization of deferred sales commissions increased 125% as sales of products by the Company's Canadian subsidiary increased substantially.

Amortization of intangible assets increased as a result of the Acquisition that took place in the second month of fiscal year 1997.

Other expenses increased during the period due to the general expansion of the Company.

The Company's effective income tax rate decreased from approximately 30% to approximately 26% of pretax income due to the anticipated effects of tax law changes and the relative proportion of non-US pretax income. The effective tax rate will continue to be reflective of the relative contributions of foreign earnings that are subject to reduced tax rates and are not currently included in US taxable income.


II.  Material Changes in Financial Condition, Liquidity and Capital Resources

At December 31, 1997, the Company's assets aggregated $3.2 billion, up from $3.1 billion at September 30, 1997. Stockholders' equity approximated $2.0 billion compared to approximately $1.9 billion at September 30, 1997. The increase in assets and stockholders' equity was primarily a result of net income. Cash provided by operating activities for the three months ended December 31, 1997 decreased 10% from $145.3 million in the quarter ended December 31, 1996, primarily as a result of the increase in deferred sales commissions related to non-U.S. products. The Company invested $58.1 million in property and equipment associated with software upgrades and with new offices. Net cash used by financing activities during the period was $30.5 million as the Company used cash flows to pay down debt and purchase common stock. During the period, the Company paid $11.3 million in cash dividends to stockholders and purchased 62,762 post-split shares of its common stock for $2.9 million. The Company will continue from time to time to purchase its own shares in the open market and in private transactions for use in connection with various corporate employee incentive programs and when it believes the market price of its shares merits such action.

In October 1997, the Company sold, but continued to occupy an office building in San Mateo pursuant to a lease. Proceeds of $14.5 million were received in this transaction. The gain on sale was deferred and will be amortized on a straight line basis through June 30, 2000.

At December 31, 1997, the Company held $452.8 million in cash and cash equivalents, as compared to $442.7 million at September 30, 1997. Liquid assets, which consist of cash and cash equivalents, investments available-for-sale and current receivables increased to $921.1 million at December 31, 1997 from $889.7 million at September 30, 1997. Revolving credit facilities at December 31, 1997 aggregated $500 million of which $200 million was under a 364-day revolving credit facility. The remaining $300 million facility has a five-year term. At December 31, 1997, approximately $568.8 million was available to the Company under unused commercial paper and medium-term note programs.

Management expects that the principal needs for cash will be to advance sales commissions, fund increased property and equipment acquisitions, pay shareholder dividends, repurchase shares of the Company's common stock and service debt. Management believes that the Company's existing liquid assets, together with the expected continuing cash flow from operations, its borrowing capacity under current credit facilities and its ability to issue stock will be sufficient to meet its present and reasonably foreseeable cash needs.

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

A number of mutual fund sponsors presently market their funds without sales charges. As investor interest in the mutual fund industry has increased, competitive pressures have increased on sales charges of broker-dealer distributed funds. In response to such competitive pressures, the Company might be forced to further adjust sales charges, substantially all of which are currently paid to broker-dealers and other financial intermediaries. The reduction in such sales charges could make the sale of shares of the Franklin, Templeton and Mutual Series funds less attractive to the broker-dealer community, which could in turn have a material adverse effect on the Company's revenues. In the alternative, the Company might be required to pay additional fees, commissions or charges in connection with the distribution of its shares which could have a negative effect on the Company's earnings.

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

The Company is in competition with the financial services and other investment alternatives offered by stock brokerage and investment banking firms, insurance companies, banks, savings and loan associations and other financial institutions. Many of these competitors have substantially greater resources than the Company. In addition, there has been a trend of consolidation in the mutual fund industry which has resulted in stronger competitors. The banking industry also continues to expand its sponsorship of proprietary funds distributed through third party distributors. To the extent that financial institutions limit or restrict the sale of Franklin, Templeton or Mutual Series shares through their distribution systems in favor of their proprietary mutual funds, assets under management might decline and the Company's revenues might be adversely affected.

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

Item 6.  Exhibits and Reports on Form 8-K.


(a)               The following exhibits are filed as part of the report:

Exhibit 3(i)(a) Registrant's Certificate of Incorporation, as filed November 28, 1969, incorporated by reference to Exhibit(3)(i) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (the "1994 Annual Report")

Exhibit 3(i)(b) Registrant's Certificate of Amendment of Certificate of Incorporation, as filed March 1,1985, incorporated by reference to Exhibit (3)(ii) to the 1994 Annual Report

Exhibit 3(i)(c) Registrant's Certificate of Amendment of Certificate of Incorporation, as filed April 1,1987, incorporated by reference to Exhibit (3)(iii) to the 1994 Annual Report

Exhibit 3(i)(d) Registrant's Certificate of Amendment of Certificate of Incorporation, as filed February 2, 1994, incorporated by reference to Exhibit (3)(iv) to the 1994 Annual Report

Exhibit          (3)(ii)  Registrant's  By-Laws  incorporated  by  reference  to
                 Exhibit 3(v) to the Company's Form 10-Q for the Quarterly Period ended December 31, 1994

Exhibit 10.1 Amendment No. 3 to the Agreement to Merge the Businesses of Heine Securities Corporation, Elmore Securities Corporation and Franklin Resources, Inc., dated December 27, 1997

Exhibit 11       Computations of per share earnings.

Exhibit 12       Computations of ratios of earnings to fixed charges

Exhibit 27       Financial Data Schedule


(b)              Reports on Form 8-K:

      (i) Form 8-K dated October 23, 1997 reporting under Item 5 "Other Events" the filing of an earnings press release by the Registrant on October 23, 1997 and including said press release as an Exhibit under Item 7 "Financial Statements and Exhibits".

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            FRANKLIN RESOURCES, INC.
                            Registrant


Date: February 13, 1998     /S/ Martin L. Flanagan

                             MARTIN L. FLANAGAN
                             Senior Vice President,
                             Chief Financial Officer

                                     INDEX TO EXHIBITS


Exhibit

Exhibit 3(i)(a) Registrant's Certificate of Incorporation, as filed November 28, 1969, incorporated by reference to Exhibit(3)(i) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (the "1994 Annual Report")

Exhibit 3(i)(b) Registrant's Certificate of Amendment of Certificate of Incorporation, as filed March 1,1985, incorporated by reference to Exhibit (3)(ii) to the 1994 Annual Report

Exhibit 3(i)(c) Registrant's Certificate of Amendment of Certificate of Incorporation, as filed April 1,1987, incorporated by reference to Exhibit (3)(iii) to the 1994 Annual Report

Exhibit 3(i)(d) Registrant's Certificate of Amendment of Certificate of Incorporation, as filed February 2, 1994, incorporated by reference to Exhibit (3)(iv) to the 1994 Annual Report

Exhibit          (3)(ii)  Registrant's  By-Laws  incorporated  by  reference  to
                 Exhibit 3(v) to the Company's Form 10-Q for the Quarterly Period ended December 31, 1994

Exhibit 10.1 Amendment No. 3 to the Agreement to Merge the Businesses of Heine Securities Corporation, Elmore Securities Corporation and Franklin Resources, Inc., dated December 27, 1997

Exhibit 11       Computations of per share earnings.

Exhibit 12       Computations of ratios of earnings to fixed charges

Exhibit 27       Financial Data Schedule


(b)              Reports on Form 8-K:

      (i) Form 8-K dated October 23, 1997 reporting under Item 5 "Other Events" the filing of an earnings press release by the Registrant on October 23, 1997 and including said press release as an Exhibit under Item 7 "Financial Statements and Exhibits".