Form 10-Q
period 1998-03-31
FRANKLIN RESOURCES INC
filed 1998-05-15
CIK 38777

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

         [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 1998

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

Outstanding: 252,969,189 shares, common stock, par value $.10 per share at April 30, 1998

PART I -FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements


FRANKLIN RESOURCES, INC.
Consolidated Statements of Income
Unaudited
                                          Three months           Six months
                                             ended                 ended
                                            March 31              March 31
(In thousands, except per share data)   1998      1997        1998      1997
-------------------------------------------------------------------------------

Operating revenues:
   Investment management fees        $380,948    305,586    $757,411   $578,846
    Underwriting and distribution
      fees                            248,914    180,285     464,201    316,771
   Shareholder servicing fees          39,399     28,797      77,005     53,625
   Other, net                           4,430      4,528       7,473      7,579
-------------------------------------------------------------------------------
      Total operating revenues        673,691    519,196   1,306,090    956,821
-------------------------------------------------------------------------------

Operating expenses:
   Underwriting and distribution      242,406    172,638     447,718    304,921
   Compensation and benefits          132,744    106,783     266,035    206,354
   Information systems,
     technology and occupancy          45,862     29,395      92,458     55,199
   Advertising and promotion           31,243     23,406      58,605     42,072
   Amortization of deferred
     sales commissions                 26,525     11,530      50,421     22,166
   Amortization of intangible
     assets                             8,949      9,057      17,944     16,402
   Other                               22,538     22,363      42,043     40,134
-------------------------------------------------------------------------------
      Total operating expenses        510,267    375,172     975,224    687,248
-------------------------------------------------------------------------------

Operating income                      163,424    144,024     330,866    269,573

Other income/(expenses):
   Investment and other income         11,596      6,087      26,571     25,695
   Interest expense                    (3,826)    (5,756)     (9,978)   (13,929)
-------------------------------------------------------------------------------
      Other income, net                 7,770        331      16,593     11,766
-------------------------------------------------------------------------------

Income before taxes on income         171,194    144,355     347,459    281,339
Taxes on income                        44,525     42,944      90,275     83,699

-------------------------------------------------------------------------------
Net income                           $126,669   $101,411    $257,184   $197,640
-------------------------------------------------------------------------------

Earnings per share:
   Basic                               $0.50     $0.40       $1.02   $0.79
   Diluted                             $0.50     $0.40       $1.02   $0.78
Dividends per share                    $0.05     $0.04       $0.10   $0.08


The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN RESOURCES, INC.
Consolidated Balance Sheets
Unaudited

                                                       As of          As of
                                                     March 31     September 30
(In thousands)                                         1998           1997
--------------------------------------------------------------------------------

ASSETS:
Current assets:
   Cash and cash equivalents                        $537,526       $434,864
   Receivables:
      Fees from Franklin Templeton funds             228,467        213,547
      Other                                           24,690         20,315
   Investment securities,
     available-for-sale                              192,733        189,674
   Prepaid expenses and other                         15,507         20,039
-----------------------------------------------------------------------------
      Total current assets                           998,923        878,439
-----------------------------------------------------------------------------
Banking/Finance assets:
   Cash and cash equivalents                           7,956          7,877
   Loans receivable, net                             290,233        296,188
   Investment securities,
     available-for-sale                               24,479         24,232
   Other                                               3,834          3,739
-----------------------------------------------------------------------------
      Total banking/finance assets                   326,502        332,036
-----------------------------------------------------------------------------
Other assets:
   Deferred sales commissions                        145,110        119,537
   Property and equipment, net                       294,230        241,224
   Intangible assets, net                          1,207,504      1,224,019
   Receivable from banking/finance group             205,886        203,787
   Other                                             168,535         96,158
-----------------------------------------------------------------------------
      Total other assets                           2,021,265      1,884,725
-----------------------------------------------------------------------------
       Total assets                               $3,346,690     $3,095,200
=============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN RESOURCES, INC.
Consolidated Balance Sheets
Unaudited                                           As of            As of
                                                   March 31      September 30
(In thousands except share data)                     1998            1997
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
   Compensation and benefits                      $103,768        $154,222
   Commissions                                      55,930          46,125
   Income taxes                                     33,922          31,908
   Short-term debt                                 128,931         118,372
   Other                                            64,009          54,873
-----------------------------------------------------------------------------
      Total current liabilities                    386,560         405,500
-----------------------------------------------------------------------------

Banking/finance liabilities:
   Deposits:
       Interest bearing                             82,855          91,433
       Non-interest bearing                          8,453           6,971
   Payable to parent                               205,886         203,787
   Other                                             1,661           2,213
-----------------------------------------------------------------------------
      Total banking/finance liabilities            298,855         304,404
-----------------------------------------------------------------------------

Other Liabilities:
   Long-term debt                                  501,628         493,244
   Other                                            38,681          37,831
-----------------------------------------------------------------------------
      Total other liabilities                      540,309         531,075
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
       Total liabilities                         1,225,724       1,240,979
-----------------------------------------------------------------------------

Stockholders' equity:
   Preferred stock, $1.00 par value,
   1,000,000 shares authorized; none
   issued                                              -               -

   Common stock, $.10 par value, 500,000,000
   shares authorized;  252,964,896 and
   126,230,916 shares issued; 252,964,896
   and 126,031,900 shares outstanding,
   respectively                                    25,296          12,623

   Capital in excess of par value                 123,568          91,207
   Retained earnings                            1,976,797       1,757,536
   Less cost of treasury stock                          -         (11,070)
   Other                                           (4,695)          3,925
-----------------------------------------------------------------------------
      Total stockholders' equity                2,120,966       1,854,221
-------------------------------------------------------------------------------

       Total liabilities and
        stockholders' equity                   $3,346,690      $3,095,200
=============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN RESOURCES, INC.
Consolidated Statements of Cash Flows
Unaudited
                                                       Six months ended
(In thousands)                                     March 31        March 31
                                                     1998            1997
  ---------------------------------------------------------------------------
Net income                                         $257,184       $197,640

Adjustments to reconcile net income
  to  net  cash  provided by operating
  activities:
Increase in receivables,
     prepaid expenses and other current assets      (30,786)       (39,322)
Increase in deferred sales commissions              (75,994)       (40,109)
Increase in other current liabilities                12,336          4,572
Increase in income taxes payable                      2,014          5,752
Increase in commissions payable                       9,805          9,603
(Decrease) increase in compensation and
  benefits                                          (15,500)        29,411
Depreciation and amortization                        88,890         52,034
Gains on disposition of assets                       (5,530)       (10,662)
---------------------------------------------------------------------------
Net cash provided by operating activities           242,419        208,919
---------------------------------------------------------------------------

Purchase of investments                             (91,955)       (57,694)
Liquidation of investments                           36,525         45,249
Purchase of banking/finance investments                (215)        (8,072)
Liquidation of banking/finance investments               -          13,416
Originations of banking/finance loans
  receivable                                        (59,662)       (53,920)
Collections of banking/finance loans
  receivable                                         66,022         84,862
Purchase of property and equipment                  (80,353)       (18,863)
Proceeds from sale of property                       14,517             -
Acquisition of assets and liabilities of
   Heine Securities Corporation                      (1,424)      (550,717)
----------------------------------------------------------------------------
Net cash used in investing activities              (116,545)      (545,739)
----------------------------------------------------------------------------

Decrease in bank deposits                            (7,098)       (17,618)
Exercise of common stock options                      2,791          2,280
Dividends paid on common stock                      (23,979)       (18,944)
Purchase of Company stock                            (2,942)        (7,945)
Issuance of debt                                     55,597        371,081
Payments on debt                                    (47,502)      (101,182)
Purchase of option rights from subordinated
   debenture holders                                      -        (91,685)
---------------------------------------------------------------------------
Net cash (used in) provided by financing
  activities                                        (23,133)       135,987
---------------------------------------------------------------------------
Increase (decrease) in cash and cash
  equivalents                                       102,741       (200,833)
Cash and cash equivalents, beginning of
  period                                            442,741        502,189
--------------------------------------------------------------------------
Cash and cash equivalents, end of period           $545,482       $301,356
---------------------------------------------------------------------------

Supplemental disclosure of non-cash information:
    Value of stock issued for Heine acuisition            -        $65,588
    Value of stock issued for redemption of
      debentures                                          -        $75,015
    Value of common stock issued in other
      transactions, principally for the
      Company's incentive plans                     $36,988        $30,848

The accompanying notes are an integral part of these consolidated financial statements.





                       FRANKLIN RESOURCES, INC.
              Notes to Consolidated Financial Statements
                            March 31, 1998
                              (Unaudited)

1. Basis of Presentation
   ----------------------

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


2. Debt
   ----

   At March 31, 1998, the Company had interest-rate swap agreements, maturing in years 1998 through 2000, which effectively fixed interest rates on $295 million of commercial paper. The fixed rates of interest ranged from 6.24% to 6.65%. These financial instruments are placed with major financial institutions. The creditworthiness of the counterparties is subject to continuous review and full performance is anticipated. Any potential loss from failure of the counterparties to perform is believed to be immaterial. As of March 31, 1998, the Company has fixed interest rates on approximately $515 million of its debt through its interest-rate swap agreements and its medium-term note program. At quarter end, the weighted average effective interest rate, including the effect of interest-rate swap agreements, was 6.25% on approximately $580 million of outstanding commercial paper and medium-term notes.


3. Acquisition
   -----------

   On November 1, 1996, the Company acquired (the "Acquisition") the assets and liabilities of Heine Securities Corporation ("Heine"), the former investment advisor to Mutual Series Fund Inc., other funds and managed accounts ("Mutual"). One of the Company's subsidiaries, Franklin Mutual Advisers, Inc. ("FMAI"), now serves as the investment adviser to Mutual. The transaction had an aggregate value of approximately $616 million. Heine received $551 million in cash and 1.1 million shares of common stock (before the effects of the stock split paid January 15, 1997 and the stock split paid January 15, 1998). In addition to the base purchase price, the purchase agreement also provides for contingent payments to Heine ranging from $96.25 million to $192.5 million under certain conditions if certain agreed-upon growth targets are met. Agreed-upon growth targets range from 12.5% to 17.5% of management fee revenues from Mutual over a five-year period and payments are pro-rated based upon the upper and lower range of the targets. The first contingent payment of $64 million related to these agreed-upon growth targets was made in the third quarter of fiscal 1998. Other payments are due in fiscal 2000 and 2001 if growth targets continue to be met. These contingent payments will be accounted for as goodwill related to additional purchase price of Heine. The contingent payments are not expected to have a material impact on the Company's income statement or balance sheet. The first payment was funded from cash on hand and existing credit facilities. The Acquisition has been accounted for using the purchase method of accounting.


4. Stockholders' Equity
   --------------------

    On December 12, 1997, the Board of Directors approved a two-for-one stock split effected in the form of a 100% stock dividend that was paid to shareholders of record on December 31, 1997. An amount equal to the par value of the common stock issued has been transferred from retained earnings to common stock. The number of shares used for purposes of calculating earnings per share and all per share data have been adjusted for all periods presented to give retroactive effect to the stock split. Stockholders' equity as of September 30, 1997 has not been restated.

   During the quarter ended December 31, 1997, the Company retired 407,730 post-split shares of treasury stock. For treasury shares retired by the Company, common stock was charged for the par value of the shares retired and capital in excess of par value was charged for the excess of cost over the par value. During the quarter ended March 31, 1998, no shares were purchased by the Company.


5. Employee Stock Investment Plan
   ------------------------------

  The  Company's  shareholders  have  approved  a  qualified,   non-compensatory
   Employee Stock Investment Plan ("ESIP"), which allows substantially all employees meeting certain eligibility criteria to purchase shares of the Company's common stock at 90% of its market value on certain defined dates. Participants will be entitled to make their first purchase of stock under this plan on July 31, 1998. The Company's shareholders have approved 4,000,000 shares of common stock for issuance under the ESIP.

   As allowed under the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company has elected to apply Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its stock-based plans. Accordingly, the Company will recognize no compensation expense for the ESIP.

   In connection with the ESIP, the Company, at its sole discretion, can provide matching grants to participants in the ESIP of whole or partial shares of the Company's common stock in a uniform and non-discriminatory manner. While reserving the right to change such determination, the Company has initially determined that it will provide one half-share for each share held by a participant for a minimum holding period of eighteen months. The fair market value of the Company's matching contribution will be recognized as compensation expense during the eighteen month holding period.


6. Intangible Assets
   -----------------

   As of March 31, 1998, intangible assets, net held by the Company were as follows:


                       Amortization
(In thousands)          period in             As of                  As of
                          years          March 31, 1998       September 30, 1997
-------------------------------------------------------------------------------

Goodwill                    40                $777,255             $775,831
Management contracts        40                 524,962              524,962
Other                      5-15                 31,546               31,546
                                       --------------------------------------
                                             1,333,763            1,332,339
Accumulated amortization                      (126,259)            (108,320)
                                       ======================================
Intangible  assets, net                     $1,207,504           $1,224,019
                                       ======================================


7. Adoption of New Statement of Financial Accounting Standards Board
   -----------------------------------------------------------------

   During the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). FAS 128 requires that the Company retroactively restate prior period earnings per share ("EPS") data. The impact on previously reported EPS is not material.


8. Subsequent event - Issuance of medium-term notes
   ------------------------------------------------

   In connection with the contingent payment referred to in Note 3 above, the Company issued an additional $50 million under its medium-term note program. The notes bear interest at 5.96% and mature in April 2000.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Franklin Resources, Inc. and its consolidated subsidiaries (the "Company") derive substantially all of their revenues and net income from providing investment management, administration, distribution and related services to the Franklin, Templeton and Mutual Series funds, institutional accounts and other investment products (collectively the "Franklin Templeton Group"). The Company has a diversified base of assets under management and a full range of investment products and services to meet the needs of a variety of individuals and institutions.

I.  Material Changes in Results of Operations

Results of operations


                Three months ended             Six months ended
                     March 31                      March 31
(In millions)     1998     1997     Change      1998     1997   Change
------------------------------------------------------------------------
Net income       $126.7   $101.4     25%       $257.2   $197.6     30%
Earnings
  per share
     Basic        $0.50    $0.40     25%        $1.02    $0.79     29%
     Diluted      $0.50    $0.40     25%        $1.02    $0.78     31%

Operating margin    24%      28%    (14)%        25%      28%     (11)%
------------------------------------------------------------------------

Net income during the periods ended March 31, 1998 increased as compared to the same periods in the previous fiscal year primarily due to an increase in investment management fees as a result of a 23% increase in average assets under management. Previously reported earnings per share have been retroactively restated to reflect the two-for-one stock split effected in the form of a stock dividend on January 15, 1998. Operating margins decreased primarily due to increased mutual fund distribution costs, employee and related costs, and information systems and technology costs.

Operating revenues will continue to be dependent upon the amount and composition of assets under management, mutual fund sales and the number of mutual fund investors and institutional clients. Operating expenses are expected to increase with the Company's ongoing expansion, increased competition and the Company's commitment to improve its products and services. These endeavors will likely result in increased underwriting and distribution costs, employee and related costs and information systems and technology costs.

Assets under management
                                           As of
                                          March 31           %
(In billions)                         1998      1997      Change
-----------------------------------------------------------------------

Franklin Templeton Group:
Equity:
   Global/international             $112.8     $85.8         31%
   Domestic (U.S.)                    57.3      38.6         48%
---------------------------------------------------------------------
      Total equity                   170.1     124.4         37%
---------------------------------------------------------------------

Fixed-income :
   Tax-free                           48.1      43.2         11%
   Domestic (primarily U.S. Gov't.)   15.7      15.4          2%
   Global/international                4.1       3.1         32%
---------------------------------------------------------------------
      Total fixed-income              67.9      61.7         10%
---------------------------------------------------------------------
Money funds:                           4.0       3.8          5%
---------------------------------------------------------------------
Total Franklin Templeton Group
- end of period                     $242.0     $189.9        27%
=====================================================================
Average for the three-month
  period                            $229.4     $186.8        23%
=====================================================================
Average for the six-month
  period                            $225.6     $176.5        28%
=====================================================================

Assets under the Company's management increased by $21.0 billion (10%) from December 31, 1997 and increased $52.1 billion (27%) from March 31, 1997.

Equity assets grew to 70% of total assets under management at March 31, 1998, compared to 68% as of December 31, 1997 and 66% a year earlier. These increases have been due to net sales and market appreciation.

Fixed income and money fund assets have decreased as a percentage of total assets under management, but increased in absolute terms by $6.4 billion (10%) since March 31, 1997. This increase is primarily the result of net cash inflows.


Operating revenue


                     Three months ended           Six months ended
                          March 31                    March 31
(In millions)          1998     1997     Change    1998     1997     Change
--------------------------------------------------------------------------------
Investment
  management fees     $381.0    $305.6     25%       $757.4     $578.8     31%
Underwriting and
  distribution  fees   248.9     180.3     38%        464.2      316.8     47%
Shareholder
  servicing fees        39.4      28.8     37%         77.0       53.6     44%
Other, net               4.4       4.5     (2)%         7.5        7.6     (1)%
================================================================================
   Total operating
      revenues        $673.7    $519.2     30%     $1,306.1     $956.8    37%
================================================================================

Investment management fees are derived primarily from contractual fixed-fee arrangements that are based upon the level of assets under management with open-end and closed-end investment companies and managed portfolios. The majority of fund investment management contracts are subject to periodic approval by each fund's Board of Directors/Trustees. There have been no significant changes in the management fee structures for the Franklin Templeton Group in the periods under review. Investment management fees increased due to the 23% and 28% increase in average assets in the three- and six-month periods, respectively. Changes in composition of assets under management in the most recent quarter led to a decline in effective investment management fee rates as compared to the quarters ended December 31 and March 31, 1997. The composition of assets under management will continue to change in the future in response to investor preferences and changes in world markets.

Certain subsidiaries of the Company act as distributors for its sponsored funds and receive commissions and distribution fees. Underwriting commissions are earned primarily from fund sales. Distribution fees are generally based on the level of assets under management. These distribution fees include 12b-1 fees, paid by the funds in reimbursement for distribution expenses incurred up to a maximum allowed by each fund. A significant portion of underwriting commissions and distribution fees are paid to selling intermediaries.

Underwriting and distribution fees increased 38% and 47% over the same three- and six-month periods last year primarily as a result of increased U.S. retail mutual fund sales and assets under management.

Shareholder servicing fees are generally fixed charges per account that vary with the particular type of fund and the service being rendered. Shareholder servicing fees increased principally as a result of a 34% increase in retail fund shareholder accounts to 8.2 million from 6.1 million a year ago, and also as a result of an increase in the average per account charge.

Other, net

                   Three months ended             Six months ended
                        March 31                       March 31
(In millions)        1998     1997     Change      1998     1997     Change
----------------------------------------------------------------------------
Revenues            $10.4      $9.6       8%       $20.1    $19.8     2%
Provision for
  loan losses        (1.6)      0.2    (900)%       (3.6)    (1.1)  227%
Interest expense     (4.4)     (5.3)    (17)%       (9.0)   (11.1)  (19)%
============================================================================
Total other, net     $4.4      $4.5      (2)%       $7.5     $7.6    (1)%
============================================================================

Other revenues, net consist primarily of the revenues from the Company's bank and finance subsidiaries, which are shown net of interest expense and the provision for loan losses. Compared to the corresponding periods in the prior year, total other revenues remained essentially the same. An increase in the provision for loan losses was offset by a reduction in interest expense. The provision for loan losses has increased even as charge-offs decreased due to the Company's decision in the last quarter of fiscal 1997 to maintain a higher level of reserves. Interest expense decreased in the period due to a reduction in the average borrowing requirements of the banking/finance group, combined with a reduction in the effective interest rate.


Operating expenses
                         Three months ended           Six months ended
                              March 31                     March 31
(In millions)             1998      1997     Change    1998     1997     Change
-----------------------------------------------------------------------------
Underwriting and
  distribution           $242.4    $172.6     40%     $447.7    $304.9     47%
Compensation and
  benefits                132.8     106.8     24%      266.0     206.3     29%
Information systems,
   technology
   and occupancy           45.9      29.4     56%       92.5      55.2     68%
Advertising and
  promotion                31.3      23.4     34%       58.6      42.1     39%
Amortization of
  deferred sales
  commissions              26.5      11.5    130%       50.4      22.2    127%
Amortization of
  intangible assets         8.9       9.1     (2)%      18.0      16.4     10%
Other                      22.5      22.4      0%       42.0      40.1      5%
=============================================================================
   Total operating
     expenses            $510.3    $375.2     36%     $975.2    $687.2     42%
=============================================================================

Increases in operating expenses principally resulted from the general expansion of the Company's business, increased distribution costs and the Company's investment in information systems and technology.

Underwriting and distribution includes sales commissions and distribution fees paid to brokers and other third-party intermediaries. The increase in underwriting and distribution expenses was consistent with the increase in underwriting and distribution fee revenue.

Compensation and benefits costs increased 24% and 29% over the same three- and six-month periods in 1997 as a result of an increase in the number of employees, increased temporary labor costs and increased payments under the Company's incentive plans that are based on the Company's profitability. The Company expects to have upward pressure on compensation and benefits due to the Company's continued growth and expansion and due to the effects of a very competitive labor market.

Information systems, technology and occupancy costs have increased 56% and 68% over the prior three- and six-month periods, respectively, due to the Company's commitment to invest in its infrastructure. During the past eighteen months, the Company has embarked upon major systems implementations, Year 2000 corrections and European Monetary Unit preparations, and has upgraded its network, desktop and internet environments. The Company anticipates that such major systems undertakings will continue to have an impact on the Company's operating results through the year 2000.

In connection with Year 2000 issues, the Company has implemented steps intended to assure that its computer systems and processes are capable of processing in the year 2000. A detailed assessment of all major software products has been substantially completed. The Company is in various stages of making software repairs and upgrades to those systems and programs that it believes will be affected by the Year 2000 problem and presently expects that it will incur expenses in the range of $30 to $40 million on Year 2000 compliance efforts. This is a preliminary cost estimate comprised of third-party consulting, software and hardware expenses that will be utilized solely to combat the Year 2000 problem. The Company has not completed its remediation efforts for all affected systems and therefore cannot as yet specifically determine total Year 2000 expenses that will be incurred through completion of the process. Costs incurred relating to making the Company's systems Year 2000 complaint are being expensed in the period in which they are incurred.

Advertising and promotion expenses increased during the comparative three-month period mainly due to increased promotional activity and new marketing campaigns.

Sales commissions on certain Franklin Templeton Group products sold without a front-end sales charge are capitalized and amortized over periods not exceeding six years - the period in which management estimates that they will be recovered from distribution plan payments and from contingent deferred sales charges. Amortization of deferred sales commissions increased 130% and 127% during the periods under review as sales of products by the Company's Canadian subsidiary increased.

Amortization of intangible assets increased slightly in 1998 over the six-month period ended March 31, 1997 as a result of the Acquisition that took place in the second month of fiscal year 1997.

The Company's effective income tax rate decreased from approximately 30% in fiscal 1997 to approximately 26% of pretax income for the first six months of fiscal 1998 due to the relative proportion of non-U.S. pretax income and the effects of tax law changes. The effective tax rate will continue to be reflective of the relative contributions of foreign earnings that are subject to reduced tax rates and are not currently included in U.S. taxable income.



II.  Material  Changes in Financial  Condition,  Liquidity and Capital
Resources

At March 31, 1998, the Company's assets aggregated $3.3 billion, up from $3.1 billion at September 30, 1997. Stockholders' equity approximated $2.1 billion compared to approximately $1.9 billion at September 30, 1997. The increase in assets and stockholders' equity was primarily a result of net income. Cash provided by operating activities for the six months ended March 31, 1998 increased 15% to $242.4 million in the six months ended March 31, 1997, primarily as a result of net income, offset by an increase in the amount of deferred sales commissions related to sales of non-U.S. products. The Company invested $80.4 million in property and equipment. Net cash used in financing activities during the period was $23.1 million as the Company used cash flows to pay down debt and to pay dividends on common stock. During the fiscal year to date, the Company paid $24.0 million in cash dividends to stockholders and purchased 62,762 post-split shares of its common stock for $2.9 million. The Company may continue from time to time to purchase its own shares in the open market and in private transactions when it believes the market price of its shares merits such action.

In October 1997, the Company sold and leased back an office building in San Mateo, California. Proceeds of $14.5 million were received in this transaction. The gain on sale was deferred and will be amortized on a straight-line basis through June 30, 2000, the end of the lease period.

At March 31, 1998, the Company held $545.5 million in cash and cash equivalents, as compared to $442.7 million at September 30, 1997. Liquid assets, which consist of cash and cash equivalents, investments available-for-sale and current receivables increased to $1,015.8 million at March 31, 1998 from $889.7 million at September 30, 1997. Revolving credit facilities at March 31, 1998 aggregated $500 million of which $200 million was under a 364-day revolving credit facility. The remaining $300 million facility has a five-year term. At March 31, 1998, approximately $550.4 million was available to the Company under unused commercial paper and medium-term note programs.

In April 1998, the Company issued $50 million in medium-term notes at a fixed rate of 5.96% that will mature in April 2000. The cash was used to make the contingent payment related to the Acquisition. See Note 3 to the condensed financial statements.

Management expects that the principal needs for cash will be to advance sales commissions, fund increased property and equipment acquisitions, pay shareholder dividends and service debt. Management believes that the Company's existing liquid assets, together with the expected continuing cash flow from operations, its borrowing capacity under current credit facilities and its ability to issue stock will be sufficient to meet its present and reasonably foreseeable cash needs.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Two complaints were filed by the same law firm, one in January 1998 and another in February 1998, in the U. S. District Court for the Southern District of Florida, alleging that Templeton Asset Management, Ltd., an indirect wholly-owned subsidiary of the Company and the investment manager of the closed-end investment Company, Templeton Vietnam Opportunities Fund, Inc. (the "Fund"), certain of the Fund's officers and directors, the Company and certain other Company subsidiaries committed various violations of the Investment Company Act of 1940, the Investment Advisers Act of 1940, and state common law.

The suits are captioned James C. Roumell, Plaintiff, on behalf of himself and all others similarly situated v. Templeton Asset Management, Ltd., et al., (Civil Action No. 98-6059), and Michael J. Wetta, Plaintiff, on behalf of himself and all others similarly situated v. Templeton Asset Management, Ltd., et al. (Civil Action No. 98-6170).

The complaints in both actions seek monetary damages in excess of $40 million, an order rescinding Templeton Asset Management, Ltd.'s advisory contract with the Fund, and the restitution of all amounts paid under such contract. The plaintiffs have not asserted claims against the Fund, which is included only as a "nominal defendant", and therefore do not seek damages directly against the Fund. The plaintiff in the second-filed suit, Michael J. Wetta, has included two claims by which he is seeking the above relief in favor of the Fund.

The Company and the other defendants have moved to dismiss both cases on various legal grounds including the fact that the lawsuits mischaracterize the "fundamental policies" of the Fund and fail to acknowledge the basic investment objective of the Fund to pursue long-term capital appreciation.

Management believes that these lawsuits are without merit and intends to defend such actions vigorously.


Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Stockholders of Franklin Resources, Inc. was held at 9:30 a.m., Pacific Standard Time, on January 20, 1998 at the offices of the Company at 777 Mariners Island Boulevard, San Mateo, California.

The three proposals presented at the meeting were:


      1. The election of nine directors to hold office until the next Annual Meeting of Stockholders or until their successors are elected and shall qualify.

      2. The ratification of the appointment by the Board of Directors of Coopers & Lybrand L.L.P. as the Company's independent certified public accountants for the fiscal year ending September 30, 1998.

      3.   The adoption of an Employee Stock Investment Plan.


(b) Each of the nine nominees for director was elected and received the number of votes set forth below:

           Name                          For                   Against

           Harmon E. Burns              114,828,689            939,812
           F. Warren Hellman            107,508,999          8,259,502
           Charles B. Johnson           114,899,521            868,980
           Charles E. Johnson           114,852,958            915,543
           Rupert H. Johnson, Jr.       114,829,636            938,865
           Harry O. Kline               114,640,757          1,127,744
           James A. McCarthy            115,058,431            710,070
           Peter M. Sacerdote           114,813,239            955,262
           Louis E. Woodworth           115,059,636            708,865

 The ratification of the appointment of Coopers & Lybrand, L.L.P. as the Company's independent certified public accountants for the fiscal year ending September 30, 1998, was approved by a vote of 115,675,454 shares in favor, 36,772 shares against and 56,275 shares abstaining.

 The adoption of an Employee Stock Investment Plan was approved by a vote of 106,024,746 shares in favor, 9,451,099 shares against and 292,656 shares abstaining.



Item 5. Other Information


TECHNOLOGY  ISSUES AND CHALLENGES
---------------------------------

Year 2000

Many of the world's computer systems currently record years in a two-digit format. Such computer systems may be unable to recognize, interpret or use dates beyond the year 1999 correctly. In addition, the fact that the Year 2000 is a non-standard leap year may create difficulties for some systems. A few systems may also be affected by the dates in the month of September 1999. Because the activities of many businesses are affected by dates or are date-related, the inability to use such date information correctly could lead to business disruptions both in the United States and internationally (the "Year 2000 Problem"). The costs and uncertainties associated with the Year 2000 Problem will depend upon a number of factors, including computer software, computer hardware and the nature of the industry in which a company operates.

A substantial number of the Company's current computer systems will require modification to avoid being affected by the Year 2000 Problem. In addition, the Company coordinates and interacts on a daily basis with numerous other companies and persons to exchange data electronically. These third-party systems will also require modification to manage the Year 2000 Problem.

To help ensure that the Company's computer systems will function properly in and after 1999 ("Year 2000 Compliant"), a team of information technology professionals began preparing for the Year 2000 Problem in 1996. The Company has substantially completed a review of all of its major systems and programs and has identified those that contain two-digit year codes or other elements that might be affected by the Year 2000 Problem. The Company is in various stages of making software repairs and upgrades to those systems and programs that it believes will be affected by the Year 2000 Problem.

In addition, the Company has contacted all of its major external suppliers of goods, services and data ("Third Parties") to assess their compliance efforts and the Company's exposure in the event of a failure of Third-Party compliance efforts. The Company's Year 2000 compliance program also includes the comprehensive testing and Year 2000 Compliant certification of all major Company hardware and software systems. It is the Company's present intention to participate in industry-wide testing of securities processing which will commence in 1999.

Based upon current information, the Company believes that its Year 2000 expenditures for compliance efforts will be in the range of $30 to $40 million. This is a preliminary cost estimate and only includes third-party consulting and software and hardware expenses that will be utilized solely to combat the Year 2000 Problem. The Company has not completed its remediation efforts for all affected systems and therefore cannot yet specifically determine total Year 2000 expenses that will be incurred through completion of the process. The amount above does not include the allocation of the internal time of a substantial number of employees working on the Year 2000 Problem. Such internal employee costs principally represent the redeployment of existing personnel to the Year 2000 Problem, not the addition of new employees. Such employees have and will spend significant administrative time and effort in addressing the Year 2000 Problem. The Company is presently unable to determine the cost of such employee resource allocation to the Year 2000 Problem. Costs incurred relating to making the Company's systems Year 2000 Compliant are being expensed by the Company in the period in which they are incurred. In the event that additional cash commitments are required in connection with the Year 2000 Problem, the Company believes that its current cash position, cash flows and lines of credit provide sufficient liquidity to fund any unanticipated increased expenditures.


European Monetary Unit

A single currency for the European Economic and Monetary Union is scheduled to replace the national currency for participating member countries on January 1, 1999 (the "Euro"), which include countries in which the Company has offices or with which it does substantial business. Many of the Company's managed funds and financial products have substantial investments in countries whose currencies will be replaced by the Euro. All aspects of the Company's investment process, including trading, foreign exchange, payments, settlements, cash accounts, custodial accounts and accounting will be affected by the implementation of the Euro (the "Euro Issue").

The Company has created an interdepartmental team consisting of information system and technology, accounting, administrative portfolio and investment operations personnel to determine changes that will be required in connection with the Euro Issue in order to process transactions accurately with minimal disruption to business activities. The Company is also communicating with its external partners and vendors to assess their readiness to manage the Euro Issue without disruption to the Company's business or operations.

The Company is not presently able to assess the cost impact of the Euro Issue to the Company, but does not presently anticipate that such impact will materially affect the Company's cash flows, operations or operating results. Costs incurred relating to the Euro Issue are generally being expensed by the Company during the period in which they are incurred.

Special Concerns

The Company's expectations as to the future costs associated with the Year 2000 Problem and the Euro Issue are subject to uncertainties beyond its control that could cause actual results to differ materially from what has been discussed above. Factors that could influence the amount and timing of future costs include the success of the Company in identifying systems and programs that are affected by the Year 2000 Problem and the Euro Issue, the nature and amount of programming, installation and system work required to upgrade or to replace each of the affected programs or systems, the rate and magnitude of related labor and consulting costs, and the success of the Company's external partners and suppliers in addressing their respective Year 2000 Problems and the Euro Issue. By way of example, industry-wide testing could uncover additional problems within the Company or Third Parties which could require greater expenditures or cause greater disruptions. While the Company is in the process of developing contingency plans for the failure of Third Parties to achieve Year 2000 compliance or to manage the Euro Issue, the Company's ability to minimize the effects of the Year 2000 Problem and the Euro Issue is highly dependent upon the efforts of Third Parties; in particular as these issues may affect certain of the Company's key information systems. The failure of organizations such as securities exchanges, securities clearing organizations, vendors, clients or domestic or foreign governmental regulatory agencies to resolve their own processing issues with respect to the Year 2000 Problem or the Euro Issue in a timely manner could result in a material financial risk to the Company.


FORWARD-LOOKING STATEMENTS AND RISK FACTORS

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

The Company will not undertake and specifically declines any obligation to release publicly any data or information the result of which might be to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Risk Factors and Cautionary Statements

General Factors

The Company's revenues and income are derived primarily from the management of a variety of financial services products. The level of assets under management may be impacted by a number of factors such as general economic and market conditions (both domestic and global); changes in interest rates and/or inflation rates; the level of fund sales and redemptions; and competition within the financial services industry, which also affect sales and redemptions. Competition within the industry also impacts the level of expenses related to fund distribution. Sales of mutual fund shares and other financial services products can also be negatively affected by burdensome domestic or foreign governmental regulations.

Assets Under Management

The world's securities exchanges are currently experiencing the longest "bull market" in history with unprecedented levels of investor demand for equity securities. As a result of this financial environment, the Company's equity holdings under management have increased in value, which has contributed to increased assets under management and increased revenues. The valuation of the equity portion of the Company's assets under management is especially subject to the securities markets, which are cyclical and subject to periodic corrections. A downturn in these financial markets would have an adverse effect on the value of the equity portion of the Company's assets under management, which in turn would have a negative effect on the Company's revenues. In addition, the Company derives higher revenues from its equity assets and therefore a future shift in assets from equity to fixed-income would, in most instances, have an adverse impact on the Company's income and revenues.

A significant portion of the Company's assets under management are fixed-income securities. Fluctuations in interest rates and in the yield curve will have an effect on fixed-income assets under management as well as on the flow of monies to and from fixed-income funds and, therefore, on the Company's revenues from such funds. In addition, the impact of changes in the equity marketplace may significantly affect assets under management. The effects of the foregoing factors on equity funds and fixed-income funds often operate inversely and it is, therefore, difficult to predict the net effect of any particular set of conditions on the level of assets under management. In addition, the shift in the Company's asset mix from primarily fixed-income to a combination of fixed-income and global equities has increased the possibility of volatility in the value of the Company's managed portfolios due to the increased percentage of equity investments managed.

The Company's assets under management include a significant number of global equities, which may increase the volatility of the Company's managed portfolios and its revenue and income streams. Certain portions of the Company's managed portfolios are invested in various securities of corporations located or doing business in developing regions of the world commonly known as emerging markets. These portfolios and the Company's revenues derived from the management of such portfolios are subject to significant risks of loss from unfavorable political and diplomatic developments, currency fluctuations, social instability, changes in governmental policies, expropriation, nationalization, confiscation of assets and changes in legislation relating to foreign ownership. Foreign trading markets, particularly in some emerging market countries are often smaller, less liquid, less regulated and significantly more volatile.

Competition

The financial services industry is highly and increasingly competitive. Such competition could negatively impact the Company's market share, which could affect assets under management, from which the bulk of the Company's revenues and income arise.

The Company is in competition with the financial services and other investment alternatives offered by stock brokerage and investment banking firms, insurance companies, banks, savings and loan associations and other financial institutions. Many of these competitors have substantially greater resources than the Company. In addition, there has been a trend of consolidation in the mutual fund industry which has resulted in stronger competitors. The banking industry also continues to expand its sponsorship of proprietary funds distributed through third-party distributors. To the extent that any of these financial institutions, which remain the principal distribution channel for the Company's shares, limit or restrict the sale of Franklin, Templeton or Mutual Series shares through their distribution systems in favor of their proprietary products, assets under management might decline and the Company's revenues might be adversely affected. In addition, as the number of competitors in the investment management industry increases, greater demands are placed on existing distribution channels, which may cause distribution costs to increase.

As investor interest in the mutual fund industry has continued to increase, the methods and costs of distribution of mutual fund shares has become more complex in all segments of the industry. A multiple pricing structure has become increasingly common in what were previously two separate distribution channels, those with sales charges and those without sales charges. This has and will have the effect of increasing the Company's costs of distribution and has and will increase the amount of cash required for the advancement of sales commissions and similar charges. If the Company is unable to fund commissions on deferred sales charge mutual fund shares using existing cash flow and debt facilities, additional funding will be necessary. Such increased sales costs and cash requirements could have a material adverse effect on the Company's revenues and earnings.

Other
-----

The Company may also be subject to a variety of risks arising out of the Year 2000 Problem and the Euro Issue as more particularly set forth above.

The Company's real estate activities are subject to fluctuations in the real estate marketplace as well as to significant competition from companies with much larger real estate portfolios giving them significantly greater economies of scale.

The Company's auto loan receivables business and credit card receivable activities are subject to significant fluctuations in those consumer marketplaces as well as to significant competition from companies with much larger receivable portfolios. In addition, certain of the Company's competitors in the auto receivables marketplace finance auto loans as an adjunct to their primary automobile manufacturing businesses and may at times provide auto loans at significantly below then-market interest rates in order to further the sale of their automobiles.

The consumer loan market is highly competitive. The Company competes with many types of institutions including banks, finance companies, credit unions and the finance subsidiaries of large automobile manufacturers. The interest rates that the Company can charge and, therefore, the yields on such vary based on this competitive environment. The Company is reliant on its relationships with various automobile dealers and this relationship is highly dependent on the rates and service that the Company provides. There is no guarantee that in this competitive environment the Company can maintain its relationships with these dealers. Auto loan and credit card portfolio losses can also be influenced significantly by trends in the economy and credit markets which negatively impact borrowers' ability to repay loans.



Item 6.  Exhibits and Reports on Form 8-K

(a)             The following exhibits are filed as part of the report:

Exhibit 3(i)(a)Registrant's  Certificate  of  Incorporation,  as  filed
               November 28, 1969, incorporated by reference to Exhibit (3)(i) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (the
               "1994 Annual Report")

Exhibit 3(i)(b)Registrant's  Certificate of Amendment of Certificate of
               Incorporation, as filed March 1, 1985, incorporated by reference to Exhibit (3)(ii) to the 1994 Annual Report

Exhibit 3(i)(c)Registrant's  Certificate of Amendment of Certificate of
               Incorporation, as filed April 1, 1987, incorporated by reference to Exhibit (3)(iii) to the 1994 Annual Report

Exhibit 3(i)(d)Registrant's  Certificate of Amendment of Certificate of
               Incorporation,   as  filed  February  2,  1994,  incorporated  by
               reference to Exhibit (3)(iv) to the 1994 Annual Report

Exhibit(3)(ii) Registrant's By-Laws incorporated by reference to Exhibit
               3(v) to the Company's Form 10-Q for the Quarterly Period ended December 31, 1994

Exhibit 4 Indenture between the Registrant and The Chase Manhattan Bank (formerly Chemical Bank), as trustee, dated as of May 19, 1994,
               incorporated   by  reference  to  Exhibit  4  to  the   Company's
               Registration Statement on Form S-3, filed on April 14, 1994

Exhibit 10.1 Representative Agreement for the Supply of Investment Management and Administration Services, dated
               February 16, 1998 by and between Templeton Funds and Templeton Investment Management Limited

Exhibit 11     Computations of per share earnings.

Exhibit 12     Computations of ratios of earnings to fixed charges.


Exhibit 27     Financial Data Schedule.


(b)            Reports on Form 8-K:

      (i) Form 8-K dated January 22, 1998 reporting under Item 5 "Other Events" the filing of an earnings press release by the Registrant on January 20, 1998 and including said press release as an Exhibit under Item 7 "Financial Statements and Exhibits".

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                    FRANKLIN RESOURCES, INC.
                    Registrant


Date: May 15, 1998 /S/ Martin L. Flanagan
                    -----------------------
                    MARTIN L. FLANAGAN
                    Senior Vice President,
                    Chief Financial Officer

                                INDEX TO EXHIBITS


Exhibit

Exhibit 3(i)(a)Registrant's  Certificate  of  Incorporation,  as  filed
               November 28, 1969, incorporated by reference to Exhibit (3)(i) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (the
               "1994 Annual Report")

Exhibit 3(i)(b)Registrant's  Certificate of Amendment of Certificate of
               Incorporation, as filed March 1, 1985, incorporated by reference to Exhibit (3)(ii) to the 1994 Annual Report

Exhibit 3(i)(c)Registrant's  Certificate of Amendment of Certificate of
               Incorporation, as filed April 1, 1987, incorporated by reference to Exhibit (3)(iii) to the 1994 Annual Report

Exhibit 3(i)(d)Registrant's  Certificate of Amendment of Certificate of
               Incorporation,   as  filed  February  2,  1994,  incorporated  by
               reference to Exhibit (3)(iv) to the 1994 Annual Report

Exhibit(3)(ii) Registrant's By-Laws incorporated by reference to Exhibit
               3(v) to the Company's Form 10-Q for the Quarterly Period ended December 31, 1994

Exhibit 4 Indenture between the Registrant and The Chase Manhattan Bank (formerly Chemical Bank), as trustee, dated as of May 19, 1994,
               incorporated   by  reference  to  Exhibit  4  to  the   Company's
               Registration Statement on Form S-3, filed on April 14, 1994

Exhibit 10.1 Representative Agreement for the Supply of Investment Management and Administration Services, dated
               February 16, 1998 by and between Templeton Funds and Templeton Investment Management Limited

Exhibit 11     Computations of per share earnings.

Exhibit 12     Computations of ratios of earnings to fixed charges.

Exhibit 27     Financial Data Schedule.


(b)   Reports on Form 8-K:

      (i) Form 8-K dated January 22, 1998 reporting under Item 5 "Other Events" the filing of an earnings press release by the Registrant on January 20, 1998 and including said press release as an Exhibit under Item 7 "Financial Statements and Exhibits".