Form 10-Q
period 1998-06-30
FRANKLIN RESOURCES INC
filed 1998-08-14
CIK 38777

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

         [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 1998

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

Outstanding: : 253,031,290 shares, common stock, par value $.10 per share at July 31, 1998.

PART I -FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

FRANKLIN RESOURCES, INC.
Consolidated Statements of Income
Unaudited
                                     Three months ended      Nine months ended
                                            June 30              June 30
(In thousands, except per share         1998      1997        1998     1997
 data)
-------------------------------------------------------------------------------

Operating revenues:
   Investment management fees        $373,820   $314,600  $1,073,622   $855,659
   Underwriting and distribution
     fees                             252,354    219,110     774,164    573,668
   Shareholder servicing fees          40,793     36,614     117,798     90,239
   Other, net                           5,629      2,223      13,102      9,802
-------------------------------------------------------------------------------
      Total operating revenues        672,596    572,547   1,978,686  1,529,368
-------------------------------------------------------------------------------

Operating expenses:
   Underwriting and distribution      220,660    190,867     668,378    495,788
   Compensation and benefits          152,688    115,476     418,723    321,830
   Information systems,
     technology and occupancy          37,312     31,474     129,770     86,673
   Advertising and promotion           33,782     28,144      92,387     70,216
   Amortization of deferred
     sales commissions                 27,753     18,773      78,174     40,939
   Amortization of intangible
     assets                            9,336       8,931      27,280     25,333
   Other                              22,846      23,657      64,889     63,791
-------------------------------------------------------------------------------
      Total operating expenses       504,377     417,322   1,479,601  1,104,570
-------------------------------------------------------------------------------

Operating income                     168,219     155,225     499,085    424,798

Other income/(expenses):
   Investment and other income        15,435       8,784      42,006     34,479
   Interest expense                   (6,523)     (5,735)    (16,501)   (19,664)
-------------------------------------------------------------------------------
      Other income, net                8,912       3,049      25,505     14,815
-------------------------------------------------------------------------------

Income before taxes on income        177,131     158,274     524,590    439,613
Taxes on income                       46,118      47,086     136,393    130,785

-------------------------------------------------------------------------------
Net income                          $131,013    $111,188    $388,197   $308,828
-------------------------------------------------------------------------------

Earnings per share:
   Basic                               $0.52     $0.44       $1.54     $1.23
   Diluted                             $0.52     $0.44       $1.53     $1.22
Dividends per share                    $0.05    $0.045       $0.15     $0.13




The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN RESOURCES, INC.
Consolidated Balance Sheets
Unaudited



                                                 As of         As of
                                                June 30      September 30
(In thousands)                                   1998           1997
-------------------------------------------------------------------------------

ASSETS:
Current assets:
   Cash and cash equivalents                    $693,837        $434,864

   Receivables:
      Fees from Franklin Templeton funds         225,236         213,547
      Other                                       24,265          20,315
   Investment securities,
      available-for-sale                         187,184         189,674
   Prepaid expenses and other                     15,510          20,039
-----------------------------------------------------------------------------
      Total current assets                     1,146,032         878,439
-----------------------------------------------------------------------------

Banking/Finance assets:
   Cash and cash equivalents                      13,471           7,877
   Loans receivable, net                         290,861         296,188
   Investment securities,
     available-for-sale                           23,402          24,232
   Other                                           4,164           3,739
-----------------------------------------------------------------------------
      Total banking/finance assets               331,898         332,036
-----------------------------------------------------------------------------

Other assets:
   Deferred sales commissions                    136,661         119,537
   Property and equipment, net                   325,959         241,224
   Intangible assets, net                      1,262,336       1,224,019
   Receivable from banking/finance group         206,943         203,787
   Other                                         165,590          96,158

-----------------------------------------------------------------------------
      Total other assets                       2,097,489       1,884,725
-----------------------------------------------------------------------------

       Total assets                           $3,575,419      $3,095,200
=============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN RESOURCES, INC.
Consolidated Balance Sheets
Unaudited                                          As of            As of
                                                  June 30        September 30
(In thousands except share data)                    1998            1997
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
   Compensation and benefits                    $142,503        $154,222
   Commissions                                    54,972          46,125
   Income taxes                                   44,957          31,908
   Short-term debt                               131,279         118,372
   Other                                          69,076          54,873
-----------------------------------------------------------------------------
      Total current liabilities                  442,787         405,500
-----------------------------------------------------------------------------

Banking/finance liabilities:
   Deposits:
       Interest bearing                           82,183          91,433
       Non-interest bearing                        8,730           6,971
   Payable to parent                             206,943         203,787
   Other                                           1,909           2,213
-----------------------------------------------------------------------------
      Total banking/finance liabilities          299,765         304,404
-----------------------------------------------------------------------------

Other Liabilities:
   Long-term debt                                548,681         493,244
   Other                                          50,385          37,831
-----------------------------------------------------------------------------
      Total other liabilities                    599,066         531,075
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
       Total liabilities                       1,341,618       1,240,979
-----------------------------------------------------------------------------

Stockholders' equity:
   Preferred stock, $1.00 par value,
   1,000,000 shares authorized; none
   issued                                             -               -

   Common stock, $.10 par value,
   500,000,000 shares
   authorized; 252,947,901 and
   126,230,916 shares
   issued; 252,947,901 and 126,031,900
   shares outstanding, respectively               25,295          12,623


   Capital in excess of par value                126,894          91,207
   Retained earnings                           2,095,169       1,757,536
   Less cost of treasury stock                         -         (11,070)
   Other                                         (13,557)          3,925
-----------------------------------------------------------------------------
      Total stockholders' equity               2,233,801       1,854,221
-----------------------------------------------------------------------------

       Total liabilities and
         stockholders' equity                 $3,575,419      $3,095,200
=============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN RESOURCES, INC.
Consolidated Statements of Cash Flows
Unaudited
                                                    Nine months ended
(In thousands)                                     June 30       June 30
                                                    1998           1997
---------------------------------------------------------------------------
Net income                                         $388,197    $308,828

Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
  activities:
Increase in receivables,
  prepaid expenses and other current assets        (23,240)     (67,379)
Increase in deferred sales commissions             (95,299)     (81,474)
Increase in other current liabilities               38,161        5,456
Increase (decrease) in income taxes payable         13,049       (6,635)
Increase in commissions payable                      8,847       13,975
Increase in compensation and benefits payable       23,256       61,485
Depreciation and amortization                      139,478       87,089
Gains on disposition of assets                      (8,474)     (11,969)
---------------------------------------------------------------------------
Net cash provided by operating activities          483,975      309,376
---------------------------------------------------------------------------

Purchase of investments                            (113,619)    (82,296)
Liquidation of investments                           43,334      79,145
Purchase of banking/finance investments              (9,258)    (27,118)
Liquidation of banking/finance investments           10,117      27,374
Originations of banking/finance loans
  receivable                                        (98,660)    (86,076)
Collections of banking/finance loans
  receivable                                        105,624     128,627
Purchase of property and equipment                 (124,796)    (56,535)
Proceeds from sale of property                       14,517           -
Acquisition of assets and liabilities of
   Heine Securities Corporation                     (64,333)   (550,740)
----------------------------------------------------------------------------
Net cash used in investing activities              (237,074)   (567,619)
----------------------------------------------------------------------------

Decrease in bank deposits                           (7,492)     (23,329)
Exercise of common stock options                     2,846        1,878
Dividends paid on common stock                     (36,627)     (29,040)
Purchase of Company stock                           (2,942)     (15,356)
Issuance of debt                                   148,927      374,328
Payments on debt                                   (87,046)    (127,300)
Purchase of option rights from subordinated
   debenture holders                                     -      (91,685)
---------------------------------------------------------------------------
Net cash (used in) provided by financing
  activities                                         17,666      89,496
---------------------------------------------------------------------------
Increase (decrease) in cash and cash
  equivalents                                       264,567    (168,747)
Cash and cash equivalents, beginning of
  period                                            442,741     502,189
---------------------------------------------------------------------------
Cash and cash equivalents, end of period           $707,308    $333,442
---------------------------------------------------------------------------

Supplemental disclosure of non-cash information:
    Value of stock issued for Heine
      acquisition                                         -     $65,588
    Value of stock issued for redemption of
      debentures                                          -     $75,015
    Value of common stock issued in other
      transactions, principally for the
      Company's incentive plans                     $37,119     $31,398


The accompanying notes are an integral part of these consolidated financial statements.

                            FRANKLIN RESOURCES, INC.
                    Notes to Consolidated Financial Statements
                                  June 30, 1998
                                   (Unaudited)

1.  Basis of Presentation
-------------------------

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

2.  Debt
--------

At June 30, 1998, the Company had interest-rate swap agreements, maturing in years 1998 through 2000, which effectively fixed interest rates on $295 million of commercial paper. The fixed rates of interest ranged from 6.24% to 6.65%. These financial instruments are placed with major financial institutions. The creditworthiness of the counterparties is subject to continuous review and full performance is anticipated. Any potential loss from failure of the counterparties to perform is believed to be immaterial. As of June 30, 1998, the Company had fixed interest rates on approximately $565 million of its debt through its interest-rate swap agreements and its medium-term note program. At quarter end, the weighted average effective interest rate, including the effect of interest-rate swap agreements, was 6.24% on approximately $637 million of outstanding commercial paper and medium-term notes.

3.  Acquisition
---------------

On November 1, 1996, the Company acquired (the "Acquisition") the assets and liabilities of Heine Securities Corporation ("Heine"), the former investment advisor to Mutual Series Fund Inc., other funds and managed accounts ("Mutual"). One of the Company's subsidiaries, Franklin Mutual Advisers, Inc. ("FMAI"), now serves as the investment adviser to Mutual. The transaction had an aggregate value of approximately $616 million. Heine received $551 million in cash and 3.3 million shares of common stock (after the effects of the stock split paid January 15, 1997 and the stock split paid January 15, 1998). In addition to the base purchase price, the purchase agreement also provides for contingent payments to Heine ranging from $96.25 million to $192.5 million under certain conditions if certain agreed-upon growth targets are met. Agreed-upon growth targets range from 12.5% to 17.5% of management fee revenues from Mutual over a five-year period and payments are pro-rated based upon the upper and lower range of the targets. The first contingent payment of $64.2 million related to these agreed-upon growth targets was made in the third quarter of fiscal 1998. Other payments are due in fiscal 2000 and 2001 if growth targets continue to be met. These contingent payments will be accounted for as goodwill related to additional purchase price of Heine. The contingent payments are not expected to have a material impact on the Company's income statement or balance sheet. The first payment was funded from cash on hand and existing credit facilities. The Acquisition has been accounted for using the purchase method of accounting.


4.  Stockholders' Equity
------------------------

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

During the quarter ended December 31, 1997, the Company retired 407,730 post-split shares of treasury stock. For treasury shares retired by the Company, common stock was charged for the par value of the shares retired and capital in excess of par value was charged for the excess of cost over the par value. During the quarter ended June 30, 1998, no shares were purchased by the Company.

5.  Employee Stock Investment Plan
----------------------------------

The Company's shareholders have approved a qualified, non-compensatory Employee Stock Investment Plan ("ESIP"), which allows substantially all employees of U.S. subsidiaries and certain employees of non-U.S. subsidiaries meeting certain eligibility criteria to purchase shares of the Company's common stock at 90% of its market value on certain defined dates. Participants made their first purchase of stock under this plan effective as of July 31, 1998. The Company's shareholders have approved 4,000,000 (post-split) shares of common stock for issuance under the ESIP.

As allowed under the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company has elected to apply Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock-based plans. Accordingly, the Company has recognized no compensation expense for the ESIP.

In connection with the ESIP, the Company, at its sole discretion, can provide matching grants to participants in the ESIP of whole or partial shares of the Company's common stock. While reserving the right to change such determination, the Company has initially determined that it will provide one half-share for each share held by a participant for a minimum holding period of eighteen months. The fair market value of the Company's matching contribution will be recognized as compensation expense during the eighteen-month holding period.


6.  Adoption of New Statements of Financial Accounting Standards Board
----------------------------------------------------------------------

During the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). FAS 128 requires that the Company retroactively restate prior period earnings per share ("EPS") data. The impact on previously reported EPS was not material.

In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires that the Company recognize all derivatives as assets or liabilities on its balance sheet at their fair value. FAS 133 will be effective for interim and annual reporting in the first quarter of fiscal 2000. The Company's derivative instruments and hedging activities are limited to the interest-rate swap agreements related to its commercial paper debt. See Note 2 above. The Company does not expect that the implementation of FAS 133 will have a material effect on its financial statements.


7.  Subsequent events
---------------------

Securitization of Auto Loans

On June 15, 1998, Franklin Receivables LLC and FCC Receivables Corp., two wholly-owned subsidiaries of the Company, filed a Registration Statement with the SEC for the future securitization of auto loan receivables. The Company presently plans to securitize approximately $100 million of its auto loan receivables before the end of calendar 1998, although this is currently subject to SEC review and approval. No material impact to the Company's net income is anticipated.

Pricing Structure     Underwriting and distribution fees

On August 3, 1998, the Company effected changes in the pricing structure of a number of its mutual funds. The minimum initial and subsequent investment amounts for most Franklin Templeton funds were increased. Also on this date, the maximum initial sales charge for Class I shares of a number of equity products was changed to create a standard pricing structure across the Franklin Templeton funds. The Company does not expect that the change in pricing structure will have a material effect on net income, because a significant portion of the Company's underwriting and distribution revenues are paid to selling intermediaries.



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

I.  Material Changes in Results of Operations

Results of operations

                     Three months ended            Nine months ended
                          June 30                        June 30
(In millions)        1998       1997     Change      1998      1998     Change
--------------------------------------------------------------------------------
Net income         $131.0     $111.1        18%     $388.2     $308.8       26%
Earnings per share
     Basic          $0.52      $0.44        18%      $1.54     $1.23        25%
     Diluted        $0.52      $0.44        18%      $1.53     $1.22        25%

Operating margin      19%        19%          -        20%       20%          -
--------------------------------------------------------------------------------

Net income during the periods ended June 30, 1998 increased as compared to the same periods in the previous fiscal year primarily due to an increase in investment management fees as a result of a 25% increase in average assets under management. Previously reported earnings per share have been retroactively restated to reflect the two-for-one stock split effected in the form of a stock dividend on January 15, 1998. During 1998, the Company has maintained its operating margins while engaging in a number of long-term information systems and technology initiatives.

Operating revenues will continue to be dependent upon the amount and composition of assets under management, mutual fund sales and the number of mutual fund investors and institutional clients. Operating expenses are expected to increase with the Company's ongoing expansion, increased competition and the Company's plan to improve its products and services. These endeavors will likely result in increased underwriting and distribution costs, compensation and benefits costs and information systems and technology costs.



Assets under management
                                                   As of
                                                  June 30               %
(In billions)                                 1998       1997        Change
--------------------------------------------------------------------------------

Franklin Templeton Group:
Equity:
   Global/international                     $106.6      $99.0            8%
   Domestic (U.S.)                            57.1       43.1           32%
--------------------------------------------------------------------------------
      Total equity                           163.7      142.1           15%
--------------------------------------------------------------------------------

Fixed-income:
   Tax-free                                   49.1       44.4           11%
   Domestic (primarily U.S. Gov't.)           15.7       15.1            4%
   Global/international                        4.1        3.5           17%
--------------------------------------------------------------------------------
      Total fixed-income                      68.9       63.0            9%
--------------------------------------------------------------------------------

Money funds                                    4.0        3.7            8%

================================================================================
Total Franklin Templeton Group
   - end of period                          $236.6     $208.8           13%
================================================================================
Monthly average for the
     three-month period                     $240.5     $198.2           21%
================================================================================
Monthly average for the
     nine-month period                      $229.9     $183.7           25%
================================================================================

End of period assets under the Company's management decreased by $3.1 billion (1%) from March 31, 1998 and increased $27.8 billion (13%) from June 30, 1997.

The relative composition of assets under management is similar to that of the prior quarter and the same period in fiscal 1997. Equity assets now make up 69% of total assets under management compared to 70% in March 1998 and 68% in June 1997. Fixed income funds comprise 29% of total assets under management at June 1998, as compared to 28% and 30% in March 1998 and June 1997, respectively. The recent volatility of global equity markets has led to a slight increase in the fixed income funds' share of total assets under management.


Operating revenue

                            Three months ended           Nine months ended
                                  June 30                     June 30
(In millions)           1998      1997     Change     1998       1997   Change
------------------------------------------------------------------------------
Investment
   management fees     $373.8    $314.6      19%     $1,073.6    $855.7    25%
Underwriting and
   distribution fees    252.4     219.1      15%        774.2     573.7    35%
Shareholder
servicing fees           40.8     36.6       11%        117.8      90.2    31%
Other, net                5.6      2.2      155%         13.1       9.8    34%
==============================================================================
   Total operating
     revenues          $672.6   $572.5       17%     $1,978.7  $1,529.4    29%
==============================================================================


Investment management fees are derived primarily from contractual fixed-fee arrangements that are based upon the level of assets under management with open-end and closed-end investment companies and managed portfolios. The majority of fund investment management contracts are subject to periodic approval by each fund's Board of Directors/Trustees. There have been no significant changes in the management fee structures for the Franklin Templeton Group in the periods under review. The previous statement notwithstanding, during the current quarter of the fiscal year, the Company has reclassified revenues related to the distribution component of Canadian all-in fees from Investment management to Underwriting and distribution fees. The Company believes this change more accurately reflects its pricing structure in Canada and more closely matches revenue generation with the expenses incurred. Prior periods have also been reclassified. Investment management fees increased when compared to the prior year due to the 21% and 25% increase in average assets in the three- and nine-month periods, respectively. Future changes in the composition of assets under management may affect the effective investment management fee rates earned by the Company.

Certain subsidiaries of the Company act as distributors for its sponsored funds and receive commissions and distribution fees. Underwriting commissions are earned primarily from fund sales. Distribution fees are generally based on the level of assets under management. These distribution fees include 12b-1 fee, paid by the funds in reimbursement for distribution expenses incurred up to a maximum allowed by each fund. A significant portion of underwriting commissions and distribution fees are paid to selling intermediaries. See the discussion of the reclassification of Investment management fees above.

Underwriting and distribution fees increased 15% and 35% over the same three- and nine-month periods last year primarily as a result of increases in retail mutual fund sales and due to 21% and 25% increases in average assets under management in the three- and nine-month periods, respectively.

Shareholder servicing fees are generally fixed charges per account that vary with the particular type of fund and the service being rendered. Shareholder servicing fees increased principally as a result of a 24% increase in fund shareholder accounts to 8.7 million from 7.0 million a year ago, and also as a result of an increase in the average per account charge for certain funds effective February 1998.


Other, net
                      Three months ended               Nine months ended
                            June 30                         June 30
(In millions)          1998       1997     Change      1998       1997    Change
--------------------------------------------------------------------------------
Revenues               $10.7       $9.3      15%      $30.8     $29.1       6%
Provision for loan
  losses                (0.7)      (1.9)   (63)%       (4.3)     (3.0)     43%
Interest expense        (4.4)      (5.2)   (15)%      (13.4)    (16.3)   (18)%
================================================================================
Total other, net        $5.6       $2.2     155%      $13.1      $9.8      34%
================================================================================


Other, net consists primarily of revenues from the Company's banking and finance subsidiaries, net of interest expense and the provision for loan losses. Compared to the corresponding three- and nine-month periods in the prior year, other, net increased by 155% and 34%, respectively. Revenues have remained relatively stable despite a 6% decline in average loan receivables as a result of increased effective yields. The provision for loan losses has increased over the nine-month period in the prior year, even as charge-offs decreased, due to the Company's decision in the last quarter of fiscal 1997 to maintain a higher level of reserves. Interest expense decreased in the current periods due to a reduction in the average borrowing requirements of the banking/finance group combined with a reduction in effective interest rates.


Operating expenses

                          Three months ended             Nine months ended
                                 June 30                       June 30
(In millions)            1998     1997     Change       1998     1997    Change
--------------------------------------------------------------------------------
Underwriting and
  distribution         $220.7     $190.9     16%     $668.4     $495.8      35%
Compensation and
  benefits              152.7      115.5     32%      418.7      321.8      30%
Information systems,
   technology and
   occupancy             37.3      31.5      18%      129.7       86.7      50%
Advertising and
   promotion             33.8      28.1      20%       92.4       70.2      32%
Amortization of
   deferred sales
   commissions           27.8      18.8      48%       78.2       40.9      91%
Amortization of
   intangible  assets     9.3       8.9       4%       27.3       25.4       7%
Other                    22.8      23.6     (3)%       64.9       63.8       2%
===============================================================================
   Total operating
     expenses          $504.4    $417.3      21%   $1,479.6   $1,104.6      34%
================================================================================

Increases in operating expenses principally resulted from the general expansion of the Company's business, increased distribution costs and the Company's investment in information systems and technology.

Underwriting and distribution include sales commissions and distribution fees paid to brokers and other third-party intermediaries. The increases in underwriting and distribution expenses were consistent with the increases in underwriting and distribution fee revenue in the periods under review.

Compensation and benefits costs increased 32% and 30% over the same three- and nine-month periods in 1997 as a result of increased headcount, increased temporary labor costs and increased payments under the Company's incentive plans that are based on the Company's profitability. The Company continues to experience upward pressure on compensation and benefits due to the Company's growth and expansion and due to the effects of a very competitive labor market.

Information systems, technology and occupancy costs have increased 18% and 50% over the prior three- and nine-month periods, respectively, due to the Company's investment in infrastructure. During the past eighteen months, the Company has embarked upon major systems implementations, Year 2000 corrections and European Monetary Unit preparations, and has upgraded its network, desktop and internet environments. The Company anticipates that such major systems undertakings will continue to have an impact on the Company's operating results through the year 2000.

To date the Company has incurred external costs of approximately $4.3 million in respect of its Year 2000 compliance efforts. See "Other Information - Year 2000".

Advertising and promotion expenses increased during the comparative three- and nine-month periods mainly due to increased promotional activity and new marketing campaigns.

Sales commissions on certain Franklin Templeton Group products sold without a front-end sales charge are capitalized and amortized over periods not exceeding six years - the period in which management estimates that they will be recovered from distribution plan payments and from contingent deferred sales charges. Amortization of deferred sales commissions increased 48% and 91% during the periods under review as sales of products by the Company's Canadian subsidiary increased.

The Company's effective income tax rate decreased from approximately 30% in fiscal 1997 to approximately 26% of pretax income for the first nine months of fiscal 1998 due to the relative proportion of non-U.S. pretax income and the effects of tax law changes. The effective tax rate will continue to be reflective of the relative contributions of foreign earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income.


Other income/(expenses):
                       Three months ended              Nine months ended
                            June 30                         June 30
(In millions)           1998       1997     Change      1998     1997     Change
--------------------------------------------------------------------------------
   Investment and
    other income        15.4        8.8        75%      42.0      34.5       22%
   Interest
    expense             (6.5)      (5.8)       12%     (16.5)    (19.7)    (16)%
================================================================================
      Other
       income, net       8.9        3.0        97%      25.5      14.8       72%
================================================================================

As a result of significant growth in the Company's cash equivalents during the periods under review, investment and other income have risen 75% and 22% in the three- and nine-month periods of fiscal 1998 over amounts reported in the prior fiscal year. Interest expense has increased 12% and decreased 16% in the three- and nine-month periods of fiscal 1998 when compared to the same periods in the prior year. These changes were due to a decrease in the Company's overall effective borrowing rate and the Company's capitalization of interest costs associated with the financing of buildings under construction. During the third fiscal quarter of 1998 the majority of these buildings were placed in service and accordingly, the Company ceased capitalizing interest on these properties.


II.    Material Changes in Financial Condition, Liquidity and Capital Resources

At June 30, 1998, the Company's assets aggregated $3.6 billion, up from $3.1 billion at September 30, 1997. Stockholders' equity approximated $2.2 billion compared to approximately $1.9 billion at September 30, 1997. The increase in assets and stockholders' equity was primarily a result of increased net income. Cash provided by operating activities for the nine months ended June 30, 1998 increased 57% to $485.3 million, from $309.4 million for the same period in fiscal 1997. The increase in cash from operations was the result of changes in income before depreciation and amortization. The Company invested $124.8 million in property and equipment during the period. Property and equipment purchases in the current fiscal year include $74.9 related to information systems and technology. Net cash provided by financing activities during the period was $17.7 million as the Company increased its total debt while continuing to make regular dividend payments to shareholders and servicing its existing debt. During the fiscal year to date, the Company paid $36.6 million in cash dividends to stockholders and purchased 62,762 post-split shares of its common stock for $2.9 million. The Company may continue from time to time to purchase its own shares in the open market and in private transactions when it believes the market price of its shares merits such action.


In October 1997, the Company sold and leased back an office building in San Mateo, California. Proceeds of $14.5 million were received in this transaction. The gain on sale was deferred and will be amortized on a straight-line basis through June 30, 2000, the end of the lease period.

At June 30, 1998, the Company held $707.3 million in cash and cash equivalents, as compared to $442.7 million at September 30, 1997. Liquid assets, which consist of cash and cash equivalents, investments available-for-sale and current receivables increased to $1,167.4 million at June 30, 1998 from $889.7 million at September 30, 1997. Revolving credit facilities at June 30, 1998 aggregated $500 million of which $200 million was under a 364-day revolving credit facility. The remaining $300 million facility has a five-year term. At June 30, 1998, approximately $483.1 million was available to the Company under unused commercial paper and medium-term note programs.

In April 1998, the Company issued $50 million in medium-term notes at a fixed rate of 5.96% that will mature in April 2000. The cash was used to make the contingent payment related to the Acquisition. See Note 3 to the condensed financial statements.

Management expects that the principal needs for cash will be to advance sales commissions, fund increased property and equipment acquisitions, pay shareholder dividends and service debt. Any future increases in the Company's investment in its consumer lending activities are expected to be financed through existing debt facilities, operating cash flows, or through the securitization of a portion of the receivables receivables from such consumer lending activities. Management believes that the Company's existing liquid assets, together with the expected continuing cash flow from operations, its borrowing capacity under current credit facilities and its ability to issue stock will be sufficient to meet its present and reasonably foreseeable cash needs.



PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings

During the reporting period hereunder there were no material changes or developments to the litigation previously reported in the Company's Form 10-Q for the three-month period ended March 31, 1998 as filed with the SEC on May 15, 1998.

Item 5. Other Information

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

The following discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements regarding the Year 2000 Problem include the types of phrases with the wording described more specifically under the caption "Risk Factors and Cautionary Statements" elsewhere in this document and statements such as the following: estimated timetables for implementation and completion of the phases of the Company's Year 2000 plan; projections of expenditures and financial items regarding the Year 2000 plan; statements regarding the possible effects of the Year 2000 Problem on the Company's business and that of third parties with whom the Company does business; and possible contingency plans of the Company. Such statements are subject to certain risks and uncertainties, including those discussed in the paragraphs below and under the captions "Special Concerns" and "Risk Factors and Cautionary Statements" below, that could cause actual results to differ materially from historical results and those presently anticipated or projected. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

A substantial number of the Company's current computer systems will require modification to avoid being adversely affected by the Year 2000 Problem. In addition, the Company coordinates and interacts on a daily basis with numerous other companies and persons to exchange data electronically. Many of these third-party systems will also require modification to resolve the Year 2000 Problem.

To help ensure that the Company's computer systems and those of the third parties with whom the Company interacts will function properly in and after 1999 ("Year 2000 Compliant"), a team of information technology professionals began preparing for the Year 2000 Problem in 1996. The Company has completed a preliminary assessment of its systems and programs and has identified those that contain two-digit year codes or other elements that might be affected by the Year 2000 Problem. The Company is in various stages of reviewing, testing and making software repairs and upgrades to those systems and programs that it believes will be affected by the millenial date. Because the Year 2000 project is an ongoing companywide endeavor, the state of the Company's progress changes daily. With the exception of the financial figures, which are provided as of June 30, 1998, the information contained in this disclosure is made as of July 15, 1998, which is the latest practical date for providing such information. The Company's Year 2000 compliance plan includes the comprehensive testing and Year 2000 Compliant certification of all major Company hardware and software systems and is comprised of four phases: Assessment, Remediation, Testing and Implementation.


Assessment:
-----------
The Assessment phase includes preparing an inventory of
systems that the Company's anticipates will be affected by the millenial change as well as creating a budget and a strategy to evaluate and address potential problems of each system. The Company's Year 2000 plan prioritizes the information technology ("IT") systems over non-IT systems in all phases, and further prioritizes mission critical IT systems over other IT systems. The Company currently plans to complete a final Assessment of the approximately 60 systems that have been validated to date as mission critical, including the platforms and networks upon which they run, by September 1, 1998 and of other IT systems by December 31, 1998.


Remediation:
------------
In this phase software corrections, upgrades, software patches and bug fixes will be made to remedy identified Year 2000 deficiencies in software, hardware, operating systems, network devices and phone systems. The Remediation phase also includes sending questionnaires requesting Year 2000 compliance assurances to vendors of such systems and, in some cases, requesting test scripts which the Company can use to test Year 2000 compliance. The majority of the Company's mission critical systems, approximately 45 systems, are currently in the Remediation phase. The Company has prioritized the Remediation and Testing of mission critical IT systems over other systems and currently plans to complete Remediation of mission critical components by December 31, 1998 and of other IT systems as soon as possible thereafter, but in any event by December 31, 1999. The Company is continuing to evaluate the most effective means to achieve Year 2000 compliance for its systems in a cost efficient manner. In the event it is determined that it would be more efficient to upgrade to a new system or to a later version of a system, even if the existing system is or will be Year 2000 Compliant by December 31, 1998, the Company may defer testing of such new or upgraded system until after December 31, 1998. Certain IT systems that are insignificant to the Company's operations may not be made Year 2000 Compliant by December 31, 1999 but the Company does not anticipate that this would have a materially adverse impact on the Company's business, results of operations or financial condition.


Testing:
---------
The Testing phase includes testing of internal systems on a stand-alone basis using Company-generated hypothetical dates and scenarios or test scripts provided by the vendor. Testing will be conducted on both existing and new systems which may be affected by the Year 2000 Problem as well as systems that have been fixed, upgraded or otherwise altered in the Remediation phase. Testing will be conducted in one of the five test labs that the Company has established near its major centers of operations in the U.S. If required, additional labs will be established in the future. Because the majority of the Company's mission critical systems are operated and managed in the U.S., the Company has no current plans to establish foreign test centers but will continue to evaluate this possibility. The Company has prioritized the Remediation and Testing of mission critical IT systems and currently approximately 12 mission critical systems are in the Testing phase. Subject to possible system upgrades described above, the Company plans to complete Testing of most mission critical systems by December 31, 1998 and of other IT systems as soon as possible thereafter, but in any event by December 31, 1999.

Testing includes point-to-point testing, which is testing the communication links and data exchange capabilities between the Company's internal systems and the internal systems of third parties. For example, sending a sample trade order dated after the millenial date from a mutual fund to a broker-dealer. The Company currently plans to complete point-to-point Testing of mission critical systems by February 28, 1999, and of other systems by June 30, 1999. It is the Company's present intention to participate in industry-wide testing of securities processing sponsored by the Securities Industry Association which is presently scheduled to commence in March of 1999.


Implementation:
---------------
In the Implementation phase, a system that has been identified as being Year 2000 Compliant is put into normal business operation. End-user training is also conducted as part of the Implementation phase. Some IT systems of the Company, including approximately 3 mission critical systems, have been tested, implemented and are currently in use. The Company currently plans to complete Implementation of mission critical systems by February 28, 1999 and of other systems as soon as possible thereafter but in any event by December 31, 1999.

Other than third-party long distance telephone and data lines and public utility suppliers of electrical power, the Company's business operations are not heavily dependent on non-information technology components, systems or third-party vendors, and none of the Company's mission critical systems is a non-IT system. In addition, most of the Company's non-IT components have manual override features that are designed to allow the component to operate in the event of an internal computer malfunction. The Company is conducting an assessment of the Company-owned or -managed non-IT components including building, mechanical, air conditioning, electrical, security and conveyance systems for Year 2000 compliance, which assessment is approximately 50% complete companywide. Most of these non-IT systems cannot easily be tested for Year 2000 compliance; however, the Company does not believe that the failure of any of its non-IT systems, other than electrical or long distance data and voice lines, would have a materially adverse effect upon its business, results of operation or financial condition.


Third Parties
-------------
The Company is taking steps designed to verify the Year 2000 readiness of material third-party vendors and suppliers whose lack of Year 2000 readiness could cause a materially adverse impact on the Company's business, results of operations or financial condition. The Company has contacted all of its major external suppliers of goods, services and data (other than suppliers of electricity or long distance data and voicelines) to assess their compliance efforts and the Company's exposure in the event of a failure of third-party compliance efforts. The Company is in the process of validating and reviewing the responses from these suppliers of mission critical systems and in some cases is seeking additional information or certification.

The Company's business operations are heavily dependent upon a complex worldwide network of IT systems that contain date fields, including data feeds to the Company, trading systems, securities transfer agent operations and stock market links. The Company's ability to minimize the effects of the Year 2000 Problem is highly dependent upon the efforts of third parties. The failure of organizations such as securities exchanges, securities clearing organizations, banks, vendors, clients or domestic or foreign governmental regulatory agencies to resolve their own processing issues with respect to the Year 2000 Problem in a timely manner could have a materially adverse effect on the Company's business, results of operations or financial condition.


Cost Estimates
--------------
The Company has taken a number of actions since it began preparing for its Year 2000 project in 1996, however, Year 2000 readiness expenditures were first tracked as a separate expense item beginning in fiscal year 1998. The Company has incurred approximately $4.3 million in such costs during the fiscal year.

The Company is assessing the scope of the Year 2000 compliance effort that will be needed for all parts of its business and is conducting this investigation by prioritizing IT mission critical systems over other IT systems and non-IT components. A definitive estimate of Year 2000 costs has not yet been completed because the full scope of effort needed to address the Company's Year 2000 readiness is not yet completely known. The Company presently expects that it will incur expenses in the range of $30 to $40 million on Year 2000 compliance efforts. This is a preliminary estimate comprised of IT expenses only, including third-party consulting, software and hardware expenses that will be utilized solely to combat the Year 2000 problem. Costs incurred relating to making the Company's systems Year 2000 Compliant are being expensed in the period in which they are incurred. In the event that additional cash commitments are required in connection with the Year 2000 Problem, the Company believes that its current cash position, cash flows and lines of credit provide sufficient liquidity to fund any unanticipated increased expenditures.

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

The Company expects that its Year 2000 cost estimates will continue to change as the millenial date approaches, during which time the Company's Year 2000 readiness efforts are expected to become more defined. Expenditures related to Year 2000 are expected to increase as the Company moves the majority of its efforts from the relatively inexpensive phase of assessment to the more costly testing, remediation and implementation phases.

The Company presently expects that the majority of its costs are yet to be incurred in the remediation, testing and implementation phases of its Year 2000 efforts. The Company has retained outside consultants and plans to hire more in order to complete its Year 2000 project. Such consultants are in great demand, command high fees and are expected to demand increasingly higher fees as the millenial date approaches, which could cause the Company's current cost estimates to be inaccurate. In addition, there can be no assurances that the Company will be able to retain its current employees or hire consultants with the required skills to complete the Company's Year 2000 project at the times that they are needed for the Company's projects, at reasonable fees, or at all. The Company may re-allocate its internal IT employees to have them focus on the Year 2000 project, which may cause the Company to delay or cancel other planned projects, which could in turn have a materially adverse effect on the Company's business, results of operations or financial condition.

Although the Company does not currently have specific Year 2000 contractual obligations, in the event that the Company's business operations experience problems due to lack of Year 2000 readiness, it is likely that the Company's customers and business partners would assert claims against the Company. In addition, the Company and its subsidiaries are subject to substantial regulation by state, federal and foreign regulatory authorities which could impose sanctions, fines, or order the Company or various subsidiaries to cease operations in the event of Year 2000 non-compliance.

The Company is beginning to develop a contingency plan, including identification of those mission critical systems for which it is practical to develop a contingency plan. However, in an operation as complex and geographically distributed as the Company's business the alternatives to use of normal systems, especially mission critical systems, or supplies of electricity or long distance voice and data lines are limited. For example, in the non-IT area, the Company has installed back-up electrical generators at its principal data facilities in the U.S. However, such generators are dependent on the availability of fuel, which cannot be stockpiled at the Company's facilities due to environmental regulations. Major electrical disruptions in data center locations could impact both fuel supply and fuel demand. Although manual work-arounds exist for some portions of the Company's operations, certain mission critical IT systems contain and transfer such enormous amounts of data that the inability of these systems to function would materially and adversely affect the majority of the Company's operations. A broader failure of third-party systems, in particular externally-managed data lines, communication systems, telephone or electrical systems would materially and adversely affect the Company's ability to carry on business operations in any regular fashion. Although the Company is investigating alternative solutions, it is not clear that any adequate contingency plan can be developed for such failures.


European Monetary Unit

On January 1, 1999, a single currency for the European Economic and Monetary Union (the "Euro") is scheduled to replace the national currency for participating member countries which include countries in which the Company has offices or with which it does substantial business. Many of the Company's managed funds and financial products have substantial investments in countries whose currencies will be replaced by the Euro. All aspects of the Company's investment process, including trading, foreign exchange, payments, settlements, cash accounts, custodial accounts and accounting will be affected by the implementation of the Euro (the "Euro Issue").

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

The Company is not presently able to assess the cost impact of the Euro Issue on the Company, but does not presently anticipate that such impact will materially affect the Company's cash flows, operations or operating results. Costs incurred relating to the Euro Issue are generally being expensed by the Company during the period in which they are incurred.


Special  Concerns

The Company's expectations as to the future costs associated with the Year 2000 Problem and the Euro Issue are subject to uncertainties beyond its control that could cause actual results to differ materially from what has been discussed above. Factors that could influence the amount and timing of future costs include the success of the Company in identifying systems and programs that are affected by the Year 2000 Problem and the Euro Issue, the nature and amount of testing, remediation, programming, installation and systems work required to upgrade or to replace each of the affected programs or systems, the rate and magnitude of related labor and consulting costs, and the success of the Company's external partners and suppliers in addressing their respective Year 2000 Problems and the Euro Issue. By way of example, industry-wide testing could uncover additional problems within the Company or third parties which could require greater expenditures or cause greater disruptions. While the Company is in the process of developing contingency plans for the failure of third parties to achieve Year 2000 compliance or to manage the Euro Issue, the Company's ability to minimize the effects of the Year 2000 Problem and the Euro Issue is highly dependent upon the efforts of third parties; in particular as these issues may affect certain of the Company's key information systems. The failure of organizations such as securities exchanges, securities clearing organizations, banks, vendors, clients or domestic or foreign governmental regulatory agencies to resolve their own processing issues with respect to the Year 2000 Problem or the Euro Issue in a timely manner could have a materially adverse effect on the Company's business, results of operations or financial condition.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

When used in this Form 10-Q and in future filings by the Company with the SEC, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including those discussed under the caption "Risk Factors and Cautionary Statements" below, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed below could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company will not undertake and specifically declines any obligation to release publicly any data or information the result of which might be to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Risk Factors and Cautionary Statements

General Factors
---------------

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

Assets Under Management
-----------------------

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

A significant portion of the Company's assets under management is fixed-income securities. Fluctuations in interest rates and in the yield curve will have an effect on fixed-income assets under management as well as on the flow of monies to and from fixed-income funds and, therefore, on the Company's revenues from such funds. In addition, the impact of changes in the equity marketplace may significantly affect assets under management. The effects of the foregoing factors on equity funds and fixed-income funds often operate inversely and it is, therefore, difficult to predict the net effect of any particular set of conditions on the level of assets under management. In addition, the shift in the Company's asset mix from primarily fixed-income to a combination of fixed-income and global equities has increased the possibility of volatility in the value of the Company's managed portfolios due to the increased percentage of equity investments managed.

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

Competition
-----------

The financial services industry is highly and increasingly competitive. Such competition could negatively impact the Company's market share, which could affect assets under management, from which the bulk of the Company's revenues and income arise.

The Company is in competition with the financial services and other investment alternatives offered by stock brokerage and investment banking firms, insurance companies, banks, savings and loan associations and other financial institutions. Many of these competitors have substantially greater resources than the Company. In addition, there has been a trend of consolidation in the products industry which has resulted in stronger competitors. The banking industry also continues to expand its sponsorship of proprietary funds distributed through third-party distributors. To the extent that any of these financial institutions, which remain the principal distribution channel for the Company's shares, limit or restrict the sale of Franklin, Templeton or Mutual Series shares through their distribution systems in favor of their proprietary mutual funds, assets under management might decline and the Company's revenues might be adversely affected. In addition, as the number of competitors in the investment management industry increases, greater demands are placed on existing distribution channels, which may cause distribution costs to increase.

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


Exhibit 27     Financial Data Schedule.


(b)            Reports on Form 8-K:

      (i) Form 8-K dated April 21, 1998 reporting under Item 5 "Other Events" the filing of an earnings press release by the Registrant on April 21, 1998 and including said press release as an Exhibit under Item 7 "Financial Statements and Exhibits".

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                       FRANKLIN RESOURCES, INC.
                       Registrant


Date: August 14, 1998  /S/ Martin L. Flanagan

                       MARTIN L. FLANAGAN
                       Senior Vice President,
                       Chief Financial Officer