Form 10-K
period 1998-09-30
FRANKLIN RESOURCES INC
filed 1998-12-24
CIK 38777

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

Title of each class                   Name of each exchange on which  registered
Common Stock,par value                New York Stock Exchange,
$.10 per share                        Pacific Exchange, Inc. and
                                      London Stock Exchange


           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.10 per share
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES X NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [__]

Aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of $40.0625 on December 8, 1998 on the New York Stock Exchange was $5,337,097,525. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that executive officers, directors, nominees, Registrant's Profit Sharing Plan and persons holding 5% or more of Registrant's Common Stock are affiliates. Number of shares of the Registrant's common stock outstanding at December 8, 1998:
251,514,637

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the Registrant's proxy statement for its Annual Meeting of Stockholders to be held January 28, 1999, which was filed under cover of
Schedule 14A with the Securities and Exchange Commission (the "Commission") on December 23, 1998 (the "Proxy Statement"), are incorporated by reference into
Part III of this report. In addition, certain portions of Registrant's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Monthly Reports on Form 8-K and Proxy Statements under cover of Schedule 14A for the fiscal years 1992, 1993, 1994, 1995, 1996, 1997 and 1998 are incorporated by reference as Exhibits under Item 14 of this Annual Report on Form 10-K.

                    INDEX TO ANNUAL REPORT ON FORM 10-K

                                   PAGE NUMBER
      FORM 10-K                                              REFERENCE TO THIS
REQUIRED INFORMATION                                        1998 ANNUAL REPORT
                                                               ON FORM 10-K
-------------------------------------------------------------------------------
PART I

      ITEM 1.     DESCRIPTION OF BUSINESS

      ITEM 2.     PROPERTIES

      ITEM 3.     LEGAL PROCEEDINGS

      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS
PART II

      ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY

      ITEM 6.     SELECTED FINANCIAL DATA

      ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATION

      ITEM 7A.    MARKET RISK DISCLOSURES

      ITEM 8.     FINANCIAL STATEMENTS AND
                  SUPPLEMENTARY DATA
                  Independent Auditors' Report
                  Statements of Consolidated Earnings
                  Consolidated Balance Sheets
                  Statements of Changes in Consolidated Stockholders'
                  Equity
                  Statements of Consolidated Comprehensive Income
                  Statements of Consolidated Cash Flows
                  Notes to Consolidated Financial Statements
                  Quarterly Information

      ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH
                  ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE
PART III

      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF
                  THE REGISTRANT
                  Proxy: "Proposal 1:Election of Directors" *

      ITEM 11.    EXECUTIVE COMPENSATION
                  Proxy: "Proposal 1:Election of Directors" *

      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS AND MANAGEMENT
                  Proxy: "Voting Securities" *

      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS
                  Proxy: "Proposal 1: Election of Directors - Certain Relationships and Related Transactions" *
PART IV

      ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                  AND REPORTS ON FORM 8-K
                  Consolidated Financial Statements
                  Reports on Form 8-K
                  List of Exhibits

* Incorporated by reference to the Proxy Statement.

                                     PART I
Item 1. Business

(a)      GENERAL DEVELOPMENT OF BUSINESS

Franklin Resources, Inc. ("FRI") and its predecessors have been engaged in the financial services business since 1947. FRI was organized in Delaware in November 1969. The term "Company" as used herein, unless the context otherwise requires, refers to Franklin Resources, Inc. and its consolidated subsidiaries. The Company's principal executive and administrative offices are at 777 Mariners Island Boulevard, San Mateo, California 94404. As of September 30, 1998, the Company employed over 8,600 employees on a worldwide basis, consisting of officers, investment management, distribution, administrative, sales and clerical support staff. The Company also employs additional temporary help as necessary to meet unusual requirements. Management believes that its relations with its employees are good.

FRI principally functions as a parent company primarily engaged, through various subsidiaries, in providing investment management, marketing, distribution, transfer agency and other administrative services to the open-end investment companies of the Franklin("R") Templeton("R") Group and to U.S. and international managed and institutional accounts. The Company also provides investment management and related services to a number of closed-end investment companies whose shares are traded on various major U.S. and some international stock exchanges. In addition, the Company provides investment management, marketing and distribution services to certain sponsored investment companies organized in the Grand Duchy of Luxembourg ("SICAV Funds"), which are distributed in marketplaces outside of North America, to certain investment funds and portfolios in Canada ("Canadian Funds") as well as to certain other international portfolios in the United Kingdom and elsewhere. The Franklin Templeton Group of Funds consists of forty-two (42) open-end investment companies with multiple portfolios.

The Company, through certain subsidiaries, also provides advisory services, variable annuity products, and sponsors and manages public and private real estate programs. Other subsidiaries offer consumer banking services, insured deposits, dealer auto loans and credit cards. The Company also provides custodial, trustee and fiduciary services to individual retirement accounts ("IRA") and profit sharing or money purchase plans, and to qualified retirement plans and private trusts. From time to time, the Company also participates in various investment management joint ventures. On a consolidated worldwide basis, the Company provides U.S. and international individual and institutional investors with a broad range of investment products and services designed to meet varying investment objectives, which affords its clients the opportunity to allocate their investment resources among various alternative investment products as changing worldwide economic and market conditions warrant.

The Company in its present form includes three families of mutual funds--Franklin, Templeton and Mutual Series ("TM"). The Company originated its fund business with the Franklin Group of Funds("R") and added the other fund families through the transactions described below.

On October 30, 1992, the Company acquired substantially all of the assets and liabilities of the then investment advisor to the Templeton, Galbraith & Hansberger Ltd. ("Templeton") financial services business (the "Templeton Acquisition").

In November 1996, the Company through its wholly-owned subsidiary, Franklin Mutual Advisers, Inc. acquired (the "Mutual Acquisition") certain assets and liabilities of Heine Securities Corporation ("Heine"), which provided investment management services to various accounts and investment companies, including Mutual Series Fund Inc., now known as Franklin Mutual Series Fund Inc. ("Mutual Series"). Mutual Series is an open-end investment company which, at the time of the Mutual Acquisition, had five (5) series funds. Subsequent to the Mutual Acquisition, the Company has managed Mutual Series on a unified basis with its other business operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") and Note 2 of Notes to the Financial Statements.

The purchase price paid at the closing of the Mutual Acquisition was funded through a combination of the Company's available cash, securities and the sale of commercial paper. The base purchase price consisted of $551 million in cash, including acquisition expenses, and the delivery of 3.3 million shares of the Company's common stock (the "Acquisition Shares"). The purchase price included the deposit into escrow of $150 million to be invested in shares of Mutual Series, which shares are being released over a five-year period from the date of the acquisition, with a minimum $100 million retention for the full five-year period. In addition to the base purchase price, the transaction included a contingent payment ranging from $96.25 million to $192.5 million under certain conditions if certain agreed-upon growth targets are met over the five years following the closing. The first contingent payment of $64.2 million related to these agreed-upon growth targets was made in the third quarter of fiscal 1998 and was accounted for as goodwill related to additional purchase price of the Mutual Acquisition. Other payments are due in fiscal 2000 and 2001 if growth targets are met. See Note 2 of Notes to the Financial Statements.

From the closing of the Mutual Acquisition until November 1998, Heine and its chief executive officer, Michael F. Price, were required to limit their ownership of the Company's common stock to no more than 4.9% and also agreed to certain limitations on the transferability of the Acquisition Shares for this same time period. For so long as Heine and Mr. Price maintain ownership of the Acquisition Shares they must be voted in accordance with the recommendations of the Company's Board of Directors. The Company generally has a right of first offer in the event that Heine and Mr. Price wish to transfer any of the Acquisition Shares. The Company has also granted certain registration rights with respect to the Acquisition Shares. Mr. Price and five senior executives of Heine entered into employment agreements assumed by Franklin Mutual Advisers, Inc. ("FMAI") upon the consummation of the transaction.

Certain terms used in this Report
---------------------------------

When used in this report, the following terms generally apply unless otherwise noted.


--------------------------------------------------------------------------------
"Franklin Templeton funds"              all of the funds

"Other Assets"                          closed-end investment companies,  the
                                        foreign based funds and the other
                                        U.S.   and   international    managed
                                        and    institutional    accounts

"Franklin  Templeton  Group"            all of the funds and the "Other  Assets"
                                        combined
--------------------------------------------------------------------------------

As of September 30, 1998, total assets under management in the Franklin Templeton Group were $208.6 billion, the make-up of which was approximately as follows: for the open-end investment companies in the Franklin Templeton Group (including variable annuities), $169.6 billion; and for all the Other Assets (excluding variable annuities), $39.0 billion. This makes the Franklin Templeton Group one of the largest investment management complexes in the United States.

The mix of assets under management by a large financial services complex such as the Franklin Templeton Group can be segregated by type of assets, type of investment vehicle, type of investor or geographic location of assets.

Mix of Assets Under Management ("AUM")
-------------------------------------

Type of Assets                               Value in Billions    % of AUM
--------------                               -----------------    --------

Global, International and U.S. Equity            $ 119.6              57%
-------------------------------------
      Held for growth potential, income potential or various combinations thereof by all types of investors, including institutional and separate accounts on a worldwide basis.

Fixed-income                                      $ 75.0              36%
------------
      Both long and short-term, including money market fund assets, held by all types of investors on a worldwide basis.

Hybrid Funds                                      $14.0                7%
------------
      Asset allocation, balanced, flexible and income-mixed funds.


Included in the above categories are $39.0 billion in Other Assets:

      Separate Accounts                           $18.5                9%
      -----------------
      Assets managed in separate accounts for which Company subsidiaries act as advisers; primarily equity-oriented.

      International-based Funds                   $16.7                8%
      -------------------------
      Assets managed in international-based funds; investment objectives vary but are primarily international and global equity-oriented.


      U.S. Based Closed-End Funds                  $3.8                2%
      ---------------------------
      Assets in U.S.-based funds in various investment vehicles.




               Subsidiaries-Investment Management, Administration,
               ---------------------------------------------------
                       Distribution and Related Services
                       ---------------------------------

The Company's principal line of business is providing investment management, administration, distribution and related services for the Franklin Templeton Group. This business is primarily conducted through the principal wholly-owned direct and indirect subsidiary companies described below. Revenues are generated primarily by subsidiaries that provide advisory and management services. Revenues are derived primarily from investment management fees calculated as a percentage of the value of assets under management. Annual rates vary and generally decline as the level of assets managed increases.


Franklin Advisers, Inc.

Franklin Advisers, Inc. ("Advisers") is a California corporation formed in 1985 and is based in San Mateo, California. Advisers is registered as an investment advisor with the Securities and Exchange Commission (the "SEC") under the Investment Advisers Act of 1940 (the "Advisers Act"). Advisers provides investment advisory, portfolio management and administrative services under management agreements with most of the funds in the Franklin Group of Funds. Advisers manages approximately $92.2 billion, representing approximately 44.2% of the Company's total assets under management, and generates approximately 15.9% of total Company revenues.

Templeton Global Advisors Limited

Templeton Global Advisors Limited ("TGAL") is a Bahamian corporation located in Nassau, Bahamas. TGAL is registered as an investment advisor with the SEC under the Advisers Act. TGAL provides investment management services under various agreements with certain of the Templeton funds, and Other Assets. TGAL is the principal investment advisor to the Templeton funds and manages approximately $44.1 billion, representing approximately 21.1% of the Company's total assets under management.

Franklin Mutual Advisers, Inc.

Franklin Mutual Advisers, Inc. is a Delaware corporation formed in 1996 and is based in Short Hills, New Jersey. FMAI is registered as an investment advisor with the SEC under the Advisers Act. FMAI provides investment management and portfolio management services under various agreements with Mutual Series. FMAI principally serves as the investment manager to the Mutual Series funds and manages approximately $25.4 billion, representing approximately 12.2% of the Company's total assets under management.

Templeton Investment Counsel, Inc.

Templeton Investment Counsel, Inc. ("TICI") is a Florida corporation formed in October 1979. Based in Ft. Lauderdale, Florida, TICI is the principal investment advisor to the majority of the separate accounts. In addition, it provides investment advisory portfolio management services to certain of the Templeton funds and subadvisory services to certain of the Franklin funds. TICI manages approximately $19.9 billion, representing approximately 9.6% of the Company's total assets under management.

Templeton Asset Management Ltd.

Templeton Asset Management Ltd. ("Templeton Singapore") is a corporation organized under the laws of, and is based in, Singapore. It is registered as the foreign equivalent of an investment advisor in Singapore with the Monetary Authority of Singapore and is also registered with the SEC under the Advisers Act. A representative office of Templeton Singapore is registered as the foreign equivalent of an investment advisor in Hong Kong. Templeton Singapore provides investment advisory and related services to certain Templeton funds and portfolios. Templeton Singapore is principally an investment advisor to emerging market equity portfolios.

Franklin Advisory Services, Inc.

Franklin Advisory Services, Inc. ("FASI") is a Delaware corporation formed in 1996 and is based in Fort Lee, New Jersey. FASI is registered as an investment advisor with the SEC under the Advisers Act. FASI provides investment advisory and portfolio management services under management agreements with certain funds in the Franklin Group of Funds also provides sub-advisory services to non-affiliated entities.

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

Franklin/Templeton Distributors, Inc.

Franklin/Templeton Distributors, Inc. ("Distributors") is a New York corporation formed in 1947. It is registered with the SEC as a broker-dealer and is a member of the National Association of Securities Dealers, Inc. (the "NASD"). As the principal underwriter of the shares of most of the Franklin Templeton funds, it earns underwriting commissions on the distribution of shares of the funds.

Templeton/Franklin Investment Services, Inc.

Templeton/Franklin Investment Services, Inc. ("TFIS") is a Delaware corporation formed in October 1987 and is registered with the SEC as a broker-dealer and an investment advisor. Its principal business activities include: (i) through its Templeton Portfolio Advisory division, serving as a sponsor of a comprehensive fee (wrap account) program, in which it provides investment advisory and broker-dealer services, as well as serving as investment adviser in other broker-dealer wrap account programs and directly as an adviser for separate accounts; and (ii) serving as a direct marketing broker-dealer for institutional investors in the Franklin Templeton Group.

Franklin/Templeton Investor Services, Inc.

Franklin/Templeton Investor Services, Inc. ("FTIS") is a California corporation formed in 1981 which provides shareholder record keeping services and acts as transfer agent and dividend-paying agent for the Franklin Templeton open-end funds. FTIS is registered with the SEC as a transfer agent under the Securities Exchange Act of 1934 (the "Exchange Act"). FTIS is compensated under an agreement with each fund on the basis of a fixed annual fee per account, which varies with the fund and the type of services being provided, and is reimbursed for out-of-pocket expenses.

Franklin Templeton Trust Company

Franklin Templeton Trust Company ("FTTC"), a California corporation formed in October 1983, is a trust company licensed by the California Superintendent of Banks. FTTC serves primarily as custodian for Individual Retirement Accounts and profit sharing or money purchase plans whose assets are invested in the Franklin Templeton funds, and as trustee or fiduciary of private trusts and retirement plans.

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

Franklin Agency, Inc.

Franklin Agency, Inc. is a California corporation organized in December 1971, which currently provides variable insurance product development for the Franklin Templeton Group.

Templeton Funds Annuity Company

Templeton Funds Annuity Company ("TFAC") is a Florida corporation formed in January 1984 which offers variable annuity products. TFAC is principally regulated by the Florida Department of Insurance and Florida's Treasurer.

Templeton International, Inc.

Templeton International, Inc. is a Delaware corporation organized in September 1992 and acts as the holding company for a number of the Templeton international subsidiaries.

Templeton Worldwide, Inc.

Templeton Worldwide, Inc. is a Delaware corporation organized in July 1992 as the parent holding company for all of the Templeton companies.

Other Investment Advisory, Distribution, Research and Related Subsidiaries are organized and/or located in California, Canada, Florida, Australia, the Bahamas, Bermuda, Brazil, China, Cyprus, France, Germany, India, Italy, Luxembourg, Mauritius, Poland, Russia, South Africa, Switzerland and the United Kingdom, and provide investment advisory and related services to other subsidiaries of the Company and to various U.S. and foreign portfolios and private and institutional accounts. In addition, the Company, through various subsidiaries, has opened or is in the process of opening branch offices or in some instances forming subsidiaries in various other international locations, including Argentina, Hungary, Japan, Korea, the Netherlands, Sweden, Taiwan and Vietnam.


                      Subsidiaries-Other Financial Services
                      -------------------------------------

In addition to its principal business activity of providing investment management and related services, during all or portions of the fiscal year, the Company was also engaged in two (2) other lines of business in the financial services marketplace conducted through the subsidiaries described below: consumer lending services and the management of public and private real estate programs.



Consumer Lending Services

Franklin Bank (the "Bank"), a 98.2%-owned subsidiary of the Company, is a non-Federal Reserve member California State chartered bank. The Bank was formed in 1974 and was acquired by the Company in December 1985. The Bank, with total assets of $104.7 million as of September 30, 1998, provides consumer banking products and services such as credit cards, auto loans, deposit accounts and consumer loans. The Bank does not exercise its commercial lending powers in order to maintain its status as a "non-bank bank" pursuant to the provisions of the Competitive Equality Banking Act of 1987 ("CEBA") which permits the Company, a "non-banking company" prior to CEBA, to remain exempt from the Bank Holding Company Act under the "grandfathering" provisions of CEBA.

Franklin Capital Corporation

Franklin Capital Corporation ("FCC") is a Utah corporation formed in June 1993 to expand the Company's auto lending activities. FCC conducts its business primarily in the Western region of the United States and originates its loans through a network of auto dealerships representing a wide variety of makes and models. FCC offers several different loan programs to finance new and used vehicles. FCC has in the past acquired credit card receivables from the Bank. As of September 30, 1998, FCC's total assets included $38.1 million of gross automobile contracts and $51.1 million of gross credit card receivables. In September 1998, FCC securitized approximately $134.3 million of auto loan receivables but continues to service those receivables for a fee. See Note 4 of Notes to the Financial Statements.

Real Estate Subsidiaries

The Company's real estate-related line of business is conducted primarily through two (2) subsidiary corporations. Franklin Properties, Inc. ("FPI") is a real estate investment and management company organized in California in April 1988, which manages a publicly-traded real estate investment trust. Franklin Select Realty Trust, Inc. is managed by FPI under an advisory agreement and is publicly traded on the American Stock Exchange. Property Resources, Inc. ("PRI"), a California corporation organized in April 1967 and acquired by the Company in December 1985, serves as general partner, property manager or advisor for certain other real estate investment programs.

                              Investment Management
                              ---------------------

The Franklin Templeton Group accommodates a variety of investment objectives, including capital appreciation, growth and income, income, tax-free income and preservation of capital. In seeking to achieve such objectives, each portfolio emphasizes different investment securities. Portfolios that seek capital appreciation invest primarily in equity securities in a wide variety of international and U.S. markets; some seek broad national market exposure, while others focus on narrower sectors such as precious metals, health care, emerging technology, mid-cap companies, small-cap companies, real estate securities and utilities. Portfolios seeking income focus on taxable and tax-exempt money market instruments, tax-exempt municipal bonds, global fixed-income securities, fixed-income debt securities of corporations and of the U.S. government and its agencies and instrumentalities such as the Government National Mortgage Association, the Federal National Mortgage Association, and the Federal Home Loan Mortgage Corporation. Still others focus on investments in particular countries and regions. A majority of the assets managed are equity-oriented.

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

Shares of the open-end funds in the Franklin Templeton Group generally were sold during fiscal 1998 at their respective net asset value per share plus a sales charge, which varies depending upon the type of fund and the amount purchased. Exceptions were shares sold without an up-front sales charge in the Company's money market funds; Class II shares discussed below and other similar products; and funds specifically designed for institutional investors. In accordance with certain terms and conditions described in the prospectuses for such funds, certain investors are eligible to purchase shares at net asset value or at reduced sales charges, and investors may generally exchange their shares of a fund at net asset value for shares within the same class of another fund in the Franklin Templeton Group without the payment of additional sales charges.

As of September 30, 1998, the net asset holdings of the five (5) largest funds in the Franklin Templeton Group (some of which are investment companies and some of which are series of other investment companies) were Franklin California Tax Free Income Fund, Inc ($15.9 billion), Templeton Growth Fund ($12.3 billion), Templeton Foreign Fund ($11.7 billion), the Franklin Custodian Funds-U.S. Government ($9.4 billion) and the Franklin Custodian Funds-Income ($8.7 billion). At September 30, 1998, these five (5) mutual funds represented, in the aggregate, 27.8% of all assets under management in the Franklin Templeton Group.

                          General Fund Description
                           -------------------------

The Investment Company Institute (the "ICI"), an industry group of which the Company is a member, has developed detailed definitions for the investment objectives of U.S.-based open-end mutual funds and variable annuity sub-accounts. In addition to the open-end U.S.-based fund assets described in the chart below, the Company also manages approximately $39.0 billion in other funds and accounts (the "Other Assets"). Approximately $18.5 billion of these assets are managed in separate accounts for which Company subsidiaries act as advisors. The investment objectives of these accounts vary but are primarily equity-oriented. Of the Other Assets, $16.7 billion is managed in international-based funds whose investment objectives vary but are primarily international and global equity-oriented. Finally, $3.8 billion of Other Assets is in U.S.-based funds in various investment vehicles. The Other Assets in the aggregate comprised approximately 19% of the Company's assets under management during the last fiscal year.

The categories used in this chart are more precise than the broad investment objective categories used in MD&A and in the Company's Consolidated Financial Statements. The following is a summary of the Company's U.S.-based open-end mutual funds and dedicated insurance products funds categorized using the ICI definitions.



                 FRANKLIN TEMPLETON FUNDS - U.S. BASED OPEN END
                 ----------------------------------------------



           CATEGORY                                                      TYPE                                      NO. OF
 (and approximate assets under     INVESTMENT                             OF                          NO. OF       INSURANCE
          management,              OBJECTIVE                         INVESTMENTS                      MUTUAL       PRODUCT
          in billions)                                                                                FUNDS         FUNDS
---------------------------------------------------------------------------------------------------------------------------

I.  EQUITY ($87.8)

---------------------------------------------------------------------------------------------------------------------------

A.   Capital Appreciation ($13.2)    Seek growth of capital;
                                     dividends are not a primary
                                     consideration
---------------------------------------------------------------------------------------------------------------------------

      1. Aggressive Growth Funds     Short-term capital               Common stock of small,          2             1
                                     appreciation                     growth companies
---------------------------------------------------------------------------------------------------------------------------

      2. Growth Funds                Long-term capital                Common stock of                 6             3
                                     appreciation                     well-established companies
---------------------------------------------------------------------------------------------------------------------------

      3. Sector Funds                Capital appreciation             Companies in related            7             3
                                                                      fields or specific
                                                                      industries
---------------------------------------------------------------------------------------------------------------------------

B.    World Equity ($50.8)           Invest primarily in stocks of
                                     foreign companies
---------------------------------------------------------------------------------------------------------------------------

      1. Emerging Market Funds                                        Companies based in              2             2
                                                                      various less-developed
                                                                      regions of the world
---------------------------------------------------------------------------------------------------------------------------

      2. Global Equity Funds                                          Equity securities traded        10            3
                                                                      worldwide, including
                                                                      equity securities of U.S.
                                                                      companies
---------------------------------------------------------------------------------------------------------------------------


      3. International Equity                                         At least two-thirds of          4             3
         Funds                                                        the portfolio must be
                                                                      equity securities of
                                                                      companies outside of the
                                                                      U.S.

---------------------------------------------------------------------------------------------------------------------------
      4. Regional Equity Funds                                        Companies based in a            4             1
                                                                      specific part of the
                                                                      world, or in a specific
                                                                      country


---------------------------------------------------------------------------------------------------------------------------

C.   Total Return ($23.8)             Seek a combination of income
                                      and capital appreciation
---------------------------------------------------------------------------------------------------------------------------
      1. Growth and Income Funds      Combine long-term capital       Common stock of                 8             3
                                      growth with steady income       established companies
                                      dividends                       with both the potential
                                                                      for growth and good
                                                                      dividend-paying records

---------------------------------------------------------------------------------------------------------------------------
II.  HYBRID ($10.8)                                                   A mix of equity and debt
                                                                      securities
---------------------------------------------------------------------------------------------------------------------------
A.   Asset Allocation Funds ($0.7)    High total return               A mix of equities,              4             2
                                                                      fixed-income securities
                                                                      and money market
                                                                      instruments; funds are
                                                                      required to maintain a
                                                                      precise weighting of
                                                                      asset classes
---------------------------------------------------------------------------------------------------------------------------
B.   Flexible Portfolio Funds ($0.1)  High total return               Common stock, bonds and         1
                                                                      other debt securities,
                                                                      and money market
                                                                      securities

---------------------------------------------------------------------------------------------------------------------------
C.   Income-mixed Funds ($10.0)       High level of current income    Variety of income               1             1
                                      for shareholders.   Capital     producing securities,
                                      appreciation is not a primary   including equities and
                                      objective                       fixed-income securities

---------------------------------------------------------------------------------------------------------------------------
III. TAXABLE BOND ($16.1)

---------------------------------------------------------------------------------------------------------------------------
A.   Corporate Bond ($0.3)            Seek current income             Debt securities of
                                                                      corporations
---------------------------------------------------------------------------------------------------------------------------
      1. Corporate Bond               High level of income            At least two-thirds of          1
         Funds: General                                               assets in corporate bonds
                                                                      with no explicit
                                                                      restrictions on average
                                                                      maturity
---------------------------------------------------------------------------------------------------------------------------
       2. Corporate Bond               High level of current income   At least two-thirds of          1
          Funds: Short Term                                           assets in corporate bonds
                                                                      with an average maturity
                                                                      of one to five years
---------------------------------------------------------------------------------------------------------------------------
B.    High Yield ($3.9)               Current income                  At least two-thirds of          1             1
                                                                      assets in lower rated
                                                                      corporate bonds
---------------------------------------------------------------------------------------------------------------------------
C.    World Bond ($0.6)               Current income                  Debt securities of
                                                                      foreign companies and
                                                                      governments
---------------------------------------------------------------------------------------------------------------------------
      1. Global Bonds                 Current income                  Worldwide debt securities,      2             1
         Funds: General                                               with no stated average
                                                                      maturity or an average
                                                                      maturity of more than
                                                                      five years. Up to 25%
                                                                      of assets may be
                                                                      invested in U.S. companies

---------------------------------------------------------------------------------------------------------------------------
      2. Global Bond                  Current income                  Debt securities                 2
         Funds: Short Term                                            worldwide, with an
                                                                      average maturity of one
                                                                      to five years. Up to 25%
                                                                      of assets may be invested
                                                                      in U.S. companies

---------------------------------------------------------------------------------------------------------------------------
      3. Other World Bonds Funds      Current income                  At least two-thirds of          2
                                                                      assets in a combination
                                                                      of foreign government and
                                                                      corporate debt
---------------------------------------------------------------------------------------------------------------------------
D.    Government Bond ($10.7)         High current income             Taxable bonds issued or
                                                                      backed by the U.S.
                                                                      Government
---------------------------------------------------------------------------------------------------------------------------
      1. Government Bond Funds:       High current income             U.S. Government                               1
         Intermediate Term                                            securities that have an
                                                                      average maturity of five
                                                                      years to ten years
---------------------------------------------------------------------------------------------------------------------------
      2. Government Bond Funds:       High current income             U.S. Government                 1
         Short Term                                                   securities that have an
                                                                      average maturity of one
                                                                      to five years
---------------------------------------------------------------------------------------------------------------------------
      3.  Mortgage-backed Funds       High current income             At least two-thirds of          6
                                                                      assets in pooled
                                                                      mortgage-backed securities
---------------------------------------------------------------------------------------------------------------------------
E.     Strategic Income ($0.6)        High current income             Domestic fixed-income           2             4
                                                                      securities
---------------------------------------------------------------------------------------------------------------------------
IV.  MUNICIPAL BOND ($50.5)

---------------------------------------------------------------------------------------------------------------------------

A.    State Municipal Bond            High after-tax yields           Bonds issued by a
      Funds ($34.7)                   for state residents             single state or which
                                                                      are exempt
                                                                      from
                                                                      regular
                                                                      income
                                                                      taxation
                                                                      in    that
                                                                      state,
                                                                      with    an
                                                                      average
                                                                      maturity
                                                                      of    more
                                                                      than  five
                                                                      years
-------------------------------------------------------------------------------------------------------------------------

      1. State Municipal Bond         High after-tax yields           Municipal bonds of a single     36
         Funds: general               for state residents             state with an average maturity
                                                                      of more than five years, which
                                                                      are exempt from federal
                                                                      and state income tax
---------------------------------------------------------------------------------------------------------------------------
 B.   National Municipal Bond         High after-tax yields           A national mix of municipal
      Funds ($15.8)                                                   bonds

---------------------------------------------------------------------------------------------------------------------------

      1. National Municipal Bond      High after-tax yields           Municipal bonds with an         4
         Funds: General                                               average maturity of more
                                                                      than  five
                                                                      years   or
                                                                      no
                                                                      specific
                                                                      stated
                                                                      maturity,
                                                                      usually
                                                                      exempt
                                                                      from
                                                                      federal
                                                                      income
                                                                      tax,   but
                                                                      may     be
                                                                      taxed   by
                                                                      state   or
                                                                      local
                                                                      laws.
--------------------------------------------------------------------------------------------------------------------------
V.  MONEY MARKET FUNDS ($4.4)

---------------------------------------------------------------------------------------------------------------------------
A.    Taxable Money Market            Maintain stable net asset      Short-term, high-grade
      Funds ($3.5)                    value                          securities

--------------------------------------------------------------------------------------------------------------------------

    1. Taxable Money Market           Stable net asset value         U.S. Treasury obligations
       Funds: Government                                             and other financial instruments
                                                                     issued or guaranteed by the U.S.
                                                                     Government
---------------------------------------------------------------------------------------------------------------------------
                                                                     Money market instruments,         5             2
    2. Taxable Money Market           Stable net asset value         including certificates of
       Funds: Non-government                                         deposit of large banks,
                                                                     commercial paper and
                                                                     bankers' acceptances
---------------------------------------------------------------------------------------------------------------------------
B.    Tax Exempt Money Market         Income exempt from federal     Municipal securities with
      Funds ($0.9)                    tax and/or state and local     relatively short
                                      tax                            maturities; average
                                                                     maturity must be 90 days
                                                                     or less
---------------------------------------------------------------------------------------------------------------------------
    1. National Tax-Exempt            Income that is not taxed by    Municipal securities with        1
       Money Market Funds             the federal government         relatively short
                                                                     maturities
---------------------------------------------------------------------------------------------------------------------------
                                                                                                      2
    2. State Tax-Exempt               Income that is exempt from     Short-term municipal
       Money Market Funds             federal tax and from state     bonds of a single state
                                      taxes for state residents
---------------------------------------------------------------------------------------------------------------------------


Recent Fund Introductions and Changes
-------------------------------------

A new investment company, Franklin Floating Rate Trust, was introduced in October 1997. Among other funds introduced was the Franklin Bond Fund, which was added to the Franklin Investors Securities Trust in August 1998. In May 1998, sales commenced for two (2) new series of the Franklin Valuemark Funds and four
(4) new series of Templeton Variable Products Series Fund: Value Securities Fund and Global Health Securities Fund, and Franklin Growth Investments Fund,
Franklin Small Cap Investments Fund, Mutual Discovery Investments Fund, and Mutual Shares Investments Fund, respectively. During the fiscal year, five (5) funds were liquidated, one (1) Franklin fund merged into another Franklin fund, and one (1) Templeton fund merged into another Templeton fund.

During fiscal 1998, seventy-nine (79) retail Franklin Templeton funds offered multiple classes of shares in response to investor demand for varying load structures. Of these funds, forty-five (45) offered Class I and Class II shares, seven (7) offered Class I and Advisor Class Shares, and twenty-seven (27)
offered Class I, Class II and Advisor Class Shares (or the Mutual Series equivalent to Advisor Class Shares, called Class Z Shares). In addition, nine
(9) variable annuity funds offered its shares in two separate classes.

(b)   FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Information on the Company's operations in various geographic areas of the world and a breakout of business segment information is contained in Note 7 of Notes to the Financial Statements.

(c)   NARRATIVE DESCRIPTION OF BUSINESS

                Investment Management and Administrative Services
                -------------------------------------------------

The Company, through its various subsidiaries described above, provides investment advisory, portfolio management, transfer agency, business management agent and administrative services to the Franklin Templeton Group. Such services are provided pursuant to agreements in effect with each of the U.S. registered Franklin Templeton funds open- and closed-end investment companies. Comparable agreements are in effect with foreign registered funds and with other managed accounts. The management agreements for the U.S. registered Franklin Templeton funds continue in effect for successive annual periods, providing such continuance is specifically approved at least annually by a majority vote cast in person at a meeting of such funds' Boards of Trustees or Directors called for that purpose, or by a vote of the holders of a majority of the funds' outstanding voting securities. In either event, the continuance must be approved by a majority of such funds' trustees or directors who are not parties to such agreement or interested persons of the funds or the Company within the meaning of the Investment Company Act of 1940 (the "40 Act"). Trustees and directors of the funds' boards are hereinafter referred to as "directors". Foreign registered funds have various termination rights and provisions.

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

As of September 30, 1998, substantially all of the shares of the various directly and indirectly owned subsidiary companies were owned directly by the Company or subsidiaries thereof, except with respect to a limited number of foreign entities and limited minority ownership of certain other companies. As of December 8, 1998, Charles B. Johnson, Rupert H. Johnson, Jr. and R. Martin Wiskemann beneficially owned approximately 19.02%, 15.20% and 9.55%, respectively, of the outstanding voting common stock of the Company.

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

Generally, FRI or a subsidiary provides and pays the salaries of personnel who serve as officers of the Franklin Templeton funds, including the President and such other administrative personnel as are necessary to conduct such funds'
day-to-day business operations, including maintaining a fund's portfolio records, answering shareholder inquiries, providing information, creating and publishing literature, compliance with securities regulations, maintaining accounting systems and controls, preparation of annual reports and other administrative activities.

The funds generally pay their own expenses such as legal and auditing fees, reporting and board and shareholder meeting costs, SEC and state registration and similar expenses. Generally, the funds pay advisory companies a fee payable monthly based upon a fund's net assets. Annual rates under the various investment management agreements range from .05% to a maximum of 2.00% and are generally reduced as net assets exceed various threshold levels.

The investment management agreements permit advisory companies to act as an advisor to more than one fund so long as such companies' ability to render services to each of such funds is not impaired, and so long as purchases and sales appropriate for all such funds are made on a proportionate or other equitable basis. Management of the Company and the directors of the funds regularly review the fund fee structures in light of fund performance, the level and range of services provided, industry conditions and other relevant factors. Advisory fees are generally waived or voluntarily reduced when a new fund is established and then increased to contractual levels with the growth in net assets.

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

Fixed-income research includes economic analysis, credit analysis and value analysis. The economic analysis function monitors and evaluates numerous factors that influence the supply and demand for credit on a worldwide basis. Credit analysis researches the creditworthiness of debt issuers and their individual short-term and long-term debt issues. Yield spread differential analysis reviews the relative value of market sectors that represent buying and selling opportunities.

Additional administrative services are provided by FTIS, which receives administrative fees from the funds for providing shareholder record keeping services and for acting as transfer and dividend-paying agent for the funds. As of September 30, 1998, such amounts was based upon an annual fee per shareholder account, ranging between $14.79 and $18.00, a pro-rated portion of which was paid monthly.

Distribution and Marketing
--------------------------

Distributors acts as the principal underwriter and distributor of shares of the open-end Franklin Templeton funds. Distributors has entered into underwriting agreements with the funds, which generally provide for Distributors to pay the expenses for fund shares. Although the Company does significant advertising and sales promotions through media sources, fund shares are sold primarily through a large network of independent participating securities dealers. As of September 30, 1998, approximately 3,880 local, regional and national securities brokerage firms offered shares of the Franklin Templeton funds for sale to the investing public. The Company has approximately fifty (50) general wholesalers and six (6) retirement and three (3) insurance wholesalers who interface with the broker-dealer community. Fund shares are offered to individual investors, qualified groups, trustees, IRA and profit sharing or money purchase plans, employee benefit plans, trust companies, bank trust departments and institutional investors. In addition, various management and advisory services, commingled and pooled accounts, wrap fee arrangements and various other private investment management services are offered to certain private and institutional investors.

Broker-dealers are paid various fees for services in matching investors with funds whose investment objectives match such investors' goals. Broker-dealers also assist in explaining the operations of the funds, in servicing the account and in various other distribution services.

Most of the U.S. based Franklin Templeton funds have a multi-class share structure whereby Class I shares are sold with a maximum front-end sales charge ranging from a low of 1.50% to a high of 5.75%. Reductions in the maximum sales charges may be available depending upon the amount invested and the type of investor. Class II shares, which were introduced during the 1995 fiscal year, have a hybrid, level load structure combining aspects of conventional front-end, back-end and level-load pricing. Class II shares are subject to an initial sales charge of 1% paid immediately by the investor. Also, in connection with the distribution of Class II shares, a principal distribution subsidiary of the Company has in the past paid, and may in the future pay, an additional 1% to third-party intermediaries. Class II shares are also generally subject to a 1% contingent deferred sales charge, charged to the investor and returned to the Company, on redemptions within eighteen (18) months of purchase. See "Risk Factors and Cautionary Statements" below. Class II shares are also subject to higher on-going Rule 12b-1 fees, as described below. The Company's multi-class share structure was adopted to provide investors with greater payment alternatives for their investment programs. Money market funds are sold to investors with no sales charge. In addition, certain funds and classes of shares which have no sales charges (Advisor class shares with respect to Franklin Templeton funds and Z Class shares with respect to Mutual Series) are offered to institutions and investment advisory (both affiliated and unaffiliated) clients. Advisor and Z Class shares are also available to officers, directors and employees of the Company and the funds, as well as to holders of Franklin Mutual Series funds on the date of the Mutual Acquistion.

Most of the U.S. registered Franklin Templeton funds, with the exception of certain Franklin Templeton money market funds, have also adopted distribution plans (the "Plans") under Rule 12b-1 promulgated under the 40 Act ("Rule 12b-1"). The Plans are established for an initial term of one (1) year and, thereafter, must be approved annually by the fund boards and by a majority of disinterested fund directors. All such Plans are subject to termination at any time by a majority vote of the disinterested directors or by the funds' shareholders. The Plans permit the funds to bear certain expenses relating to the distribution of their shares.

Fees under the Plans for Class I shares range in amount from a low of .10% per annum of average daily net assets to a high of .50% while Class II share fees range between .65% to 1%. The implementation of the Plans provided for a lower fee on Class I shares acquired prior to the adoption of such Plans. Fees from the Plans are paid primarily to third party dealers who provide service to their shareholder accounts, and also engage in distribution activities. Distributors may also receive reimbursement from the funds for expenses involved in distributing the funds, such as advertising, and reimbursement for a 1% payment to dealers on sales of Class II shares, subject to the Plans' limitations on amounts.

As of September 30, 1998, there were approximately 8.9 million shareholder accounts in the worldwide Franklin Templeton Group.



Revenues
--------

As shown in the Consolidated Financial Statements, the Company's revenues are derived primarily from its investment management activities. As set forth in the table captioned "MD&A-Operating Revenues", revenues from investment management fees have comprised approximately 55%, 56% and 54% in 1998, 1997 and 1996, respectively, of total operating revenue for each of the three (3) fiscal years reported. Underwriting commissions, from gross sales and reinvestments of products subject to commissions contributed to revenues approximately 38%, 38%, and 39% in 1998, 1997 and 1996 respectively. Shareholder servicing fees from mutual fund activities contributed 6% in each of 1998, 1997 and 1996.

Other Financial Services
------------------------

The Company's consumer lending, dealer auto loan and real estate businesses do not contribute significantly to either the revenues or the net income of the Company. The Company's real estate operations have incurred net losses since inception and the Company does not anticipate any immediate improvement in this line of business. There was a significant reduction in gross charge-offs and delinquency rates in the auto loan business during fiscal 1997 and 1998. A more detailed analysis of the financial effects of loan losses and delinquency rates in the Company's consumer lending and dealer auto loan business, as well as the funding of this activity, is contained in the "MD&A-Operating Revenues".

Regulatory Considerations
-------------------------

Virtually all aspects of the Company's businesses are subject to various foreign, federal and state laws and regulations. As discussed above, the Company and a number of its subsidiaries are registered with various foreign, federal and state governmental agencies. These supervisory agencies have broad administrative powers, including the power to limit or restrict the Company from carrying on its business if it fails to comply with applicable laws and regulations. In the event of non-compliance, the possible sanctions which may be imposed include suspending individual employees, limiting the Company's (or a subsidiary's) ability to engage in business for specified periods of time, revoking the investment advisor or broker-dealer registrations and censures and fines.

The Company's officers, directors and employees may from time to time own securities which are also held by the funds. The Company's internal policies with respect to individual investments by certain employees, including officers and directors who are employed by the Company, require prior clearance and reporting of some transactions and restrict certain transactions so as to reduce the possibility of conflicts of interest. The Company's compliance procedures meet the standards outlined in the most recent guidelines of the ICI related to securities transactions by employees, officers and directors of investment companies.

To the extent that existing or future regulations cause or contribute to reduced sales of fund shares or investment products or impair the investment performance of the funds or such other investment products, the Company's aggregate assets under management and its revenues might be adversely affected. Changes in regulations affecting free movement of international currencies might also adversely affect the Company.

The Company, including certain of its subsidiaries, is subject to increased scrutiny and a substantially-increased volume of compliance reporting related to its plan, activities and the associated costs related to the Year 2000, as discussed in more detail in "MD&A-Year 2000."

Since 1993, the NASD Conduct Rules have limited the amount of aggregate sales charges which may be paid in connection with the purchase and holding of investment company shares sold through brokers. The effect of the rule might be to limit the amount of fees that could be paid pursuant to a fund's 12b-1 Plan to Distributors, a subsidiary of the Company that earns underwriting commissions on the distribution of fund shares. Such limitations would apply in a situation where a fund has no, or limited, new sales for a prolonged period of time. None of the Franklin Templeton funds are in, or close to, that situation at the present time.

Competition
-----------

The financial services industry is highly competitive and has increasingly become a global industry. As a result, comparative market data is not readily available. There are over 7,000 open-end investment companies of varying sizes, investment policies and objectives whose shares are being offered to the public in the United States. Due to the Company's international presence and varied product mix, it is difficult to assess the Company's market position relative to other investment managers on a worldwide basis, but the Company believes that it is one of the more widely diversified investment managers in the United States. The Company believes that its strong equity and fixed-income base coupled with its strong global presence will serve its competitive needs well over time. The Company continues its focus on service to customers, performance on investments and extensive marketing activities with its strong broker-dealer and other financial institution distribution network.

The Company is in competition with the financial services and other investment alternatives offered by stock brokerage and investment banking firms, insurance companies, banks, savings and loan associations and other financial institutions. Many of these competitors have substantially greater resources than the Company. Although the banking industry continues to expand its sponsorship of proprietary funds distributed through third-party distributors, the Company has and continues to actively pursue sales relationships with banks and insurance companies to broaden its distribution network in response to such competitive pressures.

As investor interest in the mutual fund industry has increased, competitive pressures have increased on sales charges of broker-dealer distributed funds. The Company believes that, although this trend will continue, a significant portion of the investing public still relies on the services of the broker-dealer community, particularly during weaker market conditions. However, in response to competitive pressures or for other similar reasons, the Company might be forced to lower or further adjust sales charges, substantially all of which are currently paid by the Company to broker-dealers and other financial intermediaries. The Company has experienced increased demand for payments to its distribution channels and anticipates that this trend will continue. The reduction in such sales charges paid to broker-dealers could make the sale of shares of the Franklin Templeton funds somewhat less attractive to the broker-dealer community, which could in turn have a material adverse effect on the Company's revenues. The Company believes that it is well positioned to deal with such changes in marketing trends as a result of its already extensive advertising activities and broad based marketplace recognition.

The Company advertises the Franklin Templeton Group in major national financial publications, as well as on radio and television to promote brand name recognition and to assist its distribution network. Such activities included purchasing network and cable programming, sponsorship of sporting events, such as the "Franklin Templeton Shark Shoot-Out", sponsorship of The Nightly Business Report on public television, and extensive newspaper and magazine advertising.

Further aspects of competition are discussed below under "Risk Factors and Cautionary Statements".

Asset Mix
---------

As discussed above, the Company's revenues are derived primarily from investment management activities. Broadly speaking, the direction and amount of change in the net assets of the funds are dependent upon two factors: (1) the level of sales of shares of the funds as compared to redemptions of shares of the funds; and (2) the increase or decrease in the market value of the securities owned by the funds. As the Company's asset mix has shifted since 1992 from predominantly fixed income to a majority of equity assets, the Company has become subject to an increased risk of asset volatility from changes in the global equity markets. This was evidenced in the fourth quarter of the fiscal year when a substantial decline in the global equity markets caused a 12% reduction in the Company's assets under management and an 11% decline in its operating revenues. In addition, since the Company derives higher revenues and income from its equity assets, such a shift in assets from equity back to primarily fixed-income would have a greater than proportional impact on the Company's income and revenues. Despite such volatility, management believes that in the long run the Franklin Templeton Group is more competitive as a result of the greater diversity of global investments and product mix available to its customers.

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

Although the Company and its assets under management are subject to political and currency risks due to its international activities, its exposure to fluctuations in foreign currency markets is limited, as is discussed in more detail in "Risk Factors and Cautionary Statements" and "MD&A-Liquidity and Capital Resources".

Forward-Looking Statements

When used in this Form 10-K and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All assumptions, anticipations, expectations and forecasts contained herein are forward-looking statements that involve risks and uncertainties. Discussions in "MD&A" about the Company's estimated completion dates for phases of the Company's Year 2000 plan, related cost estimates, statements about possible effects of the year 2000 Problem and the Euro Issue, and possible contingency plans are also "forward-looking statements." Such statements are subject to certain risks and uncertainties, including those discussed under the caption "Risk Factors and Cautionary Statements" below, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and should be read in conjunction with the risk disclosure below. The Company wishes to advise readers that the factors listed below could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

The Company is in competition with the financial services and other investment alternatives offered by stock brokerage and investment banking firms, insurance companies, banks, savings and loan associations and other financial institutions. Such competition could negatively impact the Company's market share, revenues and net income. Sales of mutual fund shares and other financial services products can also be negatively affected by adverse general securities market conditions, currency fluctuations, governmental regulations and recessionary global economic conditions.

Securities dealers, whose large retail distribution systems play an important role in the sale of shares of the Franklin, Templeton and Mutual Series funds, also sponsor competing proprietary mutual funds. To the extent that these firms limit or restrict the sale of Franklin, Templeton or Mutual Series funds shares through their brokerage systems in favor of their proprietary mutual funds, future sales may be negatively impacted and the Company's revenues might be adversely affected. In addition, as the number of competitors in the investment management industry increases, greater demands are placed on existing distribution channels, which has caused distribution costs to increase.

The inability of the Company to compete and to distribute and sell its products effectively would have a negative effect on the Company's level of assets under management, related revenues and overall business and financial condition.

Many of the Company's competitors have substantially greater resources than the Company. In addition, there has been a trend of consolidation in the mutual fund industry which has resulted in stronger competitors. The banking industry also continues to expand its sponsorship of proprietary funds distributed through third party distributors. To the extent that banks limit or restrict the sale of Franklin, Templeton or Mutual Series shares through their distribution systems in favor of their proprietary mutual funds, assets under management might decline and the Company's revenues might be adversely affected.

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

The Company's assets under management include a significant number of global equities, which increase the volatility of the Company's managed portfolios and its revenue and income streams. From 1992 until mid-1998 equity investments increased as a percentage of the Company's assets under management. The shift in the Company's asset mix from primarily fixed-income to a combination of fixed-income and global equities has increased the possibility of volatility in the Company's managed portfolios due to the increased percentage of equity investments managed. Declines in global securities markets that affect the value of these equities, recently have caused and in the future will cause, revenue declines and may have a material adverse impact on the Company's business, financial condition and results of operations. In addition, the Company derives higher revenues and income from its equity assets and therefore shifts in assets from equity to fixed-income would have an adverse impact on the Company's income and revenues.

The Company's ability to meet anticipated cash needs is dependent upon factors including the value of the Company's assets, the creditworthiness of the Company as perceived by lenders and the market value of the Company's stock. Similarly, the Company's ability to securitize future portfolios of auto loan and credit card receivables would also be affected by the market's perception of those portfolios, finance rates offered by competitors, and the general market for private debt. The Company's inability to meet cash needs for various reasons as and when required could have a negative affect on the Company's financial condition and business operations.

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

As a result of increased competitive pressures, the Company is planning to implement a new class of shares generally referred to as "B" shares, which have no upfront sales charges paid by investors. However, such charges will still be paid to third party intermediaries, which will create a significant cash requirement. The Company anticipates that it will be able to finance these charges from its existing cash flows and credit facilities. In the event that future cash flows and credit facilities are insufficient to meet these cash requirements, the Company's liquidity could be negatively impacted.

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


Item 2.   Properties
General

As of September 30, 1998,  the Company  leased  offices and facilities in twelve
(12) locations in the immediate vicinity of its principal executive and administrative offices located at 777 Mariners Island Boulevard, San Mateo, California. In addition, the Company owns seven (7) buildings near Sacramento, California, as well as six (6) buildings in St. Petersburg, Florida, two (2) buildings in Nassau, Bahamas as well as substantial space in high rise office buildings in Argentina and Singapore. Certain properties of the Company were under construction during fiscal 1998 as described below. Since the Company is operated on a unified basis, corporate activities, fund related activities, accounting operations, sales, real estate and banking operations, auto loans and credit cards, management information system activities, publishing and printing operations, shareholder service operations and other business activities and operations take place in a variety of such locations. The Company or its subsidiaries also lease office space in Florida, New York, and Utah and in several other states and in Australia, Bermuda, Brazil, Canada, Dubai, England, France, Germany, Hong Kong, India, Italy, Japan, Luxembourg, Poland, Russia, Scotland, South Africa, Taiwan, and Vietnam.


Property Description

Leased

As of September 30, 1998, the Company leased properties at the locations set forth below:


                              Approximate       Approximate        Expiration
Location                     Square Footage    Current Base           Date
                                              Monthly Rental
-------------------------------------------------------------------------------
777 Mariners Island Boulevard
San Mateo, CA  94404               176,000         $435,000      September 2009

1147 & 1149 Chess Drive
Foster City, CA  94404             121,000         $114,000       June 2000

500 East Broward Boulevard
Ft. Lauderdale, FL  33394          121,000         $217,000     December 2000

555 Airport Boulevard
Burlingame, CA                      94,000         $216,000       June 2006

1800 Gateway Drive
San Mateo, CA 94404                 70,000         $207,000      August 2002

1810 Gateway Drive
San Mateo, CA  94404                52,000         $112,000       June 2000

2 Waters Drive
San Mateo, CA  94404                49,000          $70,000       July 1999

1950 Elkhorn Court
San Mateo, CA  94403                37,000          $43,000       July 2001

901  &  951  Mariners  Island                                   Between March
Boulevard                           36,000          $72,000   1999 & April 2000
San Mateo, CA  94404

2000 Alameda de las Pulgas          36,000         $118,000     February 2005
San Mateo, CA 94403

51 JFK Parkway
Short Hills, NJ                     28,000          $70,000        May 2005

1850 Gateway Drive
San Mateo, CA  94404                19,000          $34,000       July 2000

1400 Fashion Island Boulevard
San Mateo, CA  94404                17,000          $52,000       June 2002

Other U.S. Locations                50,000               --              --
Foreign Operations                 201,000               --              --

Owned

The Company maintains a customer service facility in the property that it owns at 10600 White Rock Road, Rancho Cordova, California. The Company occupies 75,000 square feet in this property and has leased out 46,000 square feet to a third party until March 1999 at an approximate monthly rental of $69,000. The Company owns an additional twenty-seven (27) acres of adjoining land on which it has constructed four (4) office buildings totaling approximately 303,000 square feet and a data center/warehouse facility of approximately 162,000 square feet. The Company also owns a warehouse building in Rancho Cordova, California that is approximately 69,000 square feet in size.

The Company owns six (6) facilities in St. Petersburg, Florida, including an approximate 90,000 square foot office building and an approximate 117,000 square foot facility devoted to a computer data center, training, warehouse and mailing operations. Four (4) new office buildings of approximately 70,000 square feet each have been built by the Company and were occupied in November 1997. Shareholder servicing activities have been relocated to this new 280,000 square foot campus development. During November 1998, the Company began construction of a fifth office building in this campus and plans to occupy this building in June 2000.

The Company owns two (2) office buildings in Nassau, Bahamas, of approximately 14,000 square feet and approximately 25,000 square feet, respectively, as well as a nearby condominium residence. The Company also owns three (3) separate office-building floors of approximately 1,200, 8,000 and 10,000 square feet in Shanghai, China, Buenos Aires, Argentina and Singapore, respectively.

Other

The Company is a joint tenant with a 60% undivided interest in the property occupied by the Company at 777 Mariners Island Boulevard, San Mateo, California. The joint venture acquired the property through a distribution from Mariner Partners, a California limited partnership of which the Company was the sole limited partner. The joint venture assumed the existing thirty-year non-recourse financing for the property from Metropolitan Life Insurance Company at an interest rate of 8.10% per annum, due November 2002. The principal balance outstanding as of September 30, 1998 was $24.0 million.

Property Changes

In December 1997, the Company entered into a contract to acquire approximately thirty-three (33) acres of undeveloped land ("Bay Meadows") located in San Mateo, California for a total estimated purchase price of approximately $21.6 million. The Company has made a non-refundable escrow deposit of approximately $1.75 million and in addition has expended approximately $2.2 million in architectural and development fees. As a condition to approval of the Company's planned use of the Bay Meadows property, the City of San Mateo has required construction of roads, modification to a freeway interchange and other off-site improvements. The Company is obligated to reimburse the seller of Bay Meadows for a portion of the cost of certain of these off-site improvements. The Company has been advised by the seller that the Company's share of such off-site improvements may exceed $20 million. The Company is presently reviewing these costs. A definitive closing date for the purchase of the property has not yet been set.

The Company also executed a design build contract in July 1997, subject to acquisition of the property, for the design and construction of a new 900,000 square foot campus at Bay Meadows. The total contract amount will not be final until after the project is completely designed and building permits are issued by the City of San Mateo, California, but is anticipated to cost in excess of $180 million.

Item 3.   Pending Legal Proceedings

Three complaints were filed by the same law firm, in January 1998, February 1998, and September 1998, in the U. S. District Court for the Southern District of Florida, against Templeton Asset Management, Ltd., an indirect wholly-owned subsidiary of the Company and the investment manager of the closed-end investment company, Templeton Vietnam Opportunities Fund, Inc. (now known as Templeton Vietnam and Southeast Asia Fund, Inc.); certain of the Fund's officers and directors; the Company; and Templeton Worldwide, Inc., a Company subsidiary.

The suits are captioned James C. Roumell, plaintiff on behalf of himself and all others similarly situated v. Templeton Asset Management, Ltd., et al., (Civil Action No. 98-6059), Michael J. Wetta, plaintiff on behalf of himself and all others similarly situated v. Templeton Asset Management, Ltd., et al. (Civil Action No. 98-6170); and Richard Waksman, plaintiff on behalf of himself and all others similarly situated v. Templeton Asset Management Ltd., et al., (Civil Action No.98-7059).

All three complaints allege that the defendants committed various violations of the Investment Company Act of 1940, relating to the Fund's decision to conduct a tender offer commencing at the end of 1997. Wetta is also seeking to assert claims under the Investment Advisers Act of 1940 and Maryland law. The complaints seek monetary damages apparently in excess of $40 million and other relief. Wetta is seeking an order rescinding Templeton Asset Management, Ltd.'s advisory contract with the Fund and restitution of all amounts paid under such contract. Although the plaintiffs have asserted claims against the directors of the Fund and certain of its officers, they have not asserted claims directly against the Fund, which is named only as a "nominal defendant" from which they seek no recovery. Wetta has included two claims by which he is seeking the above-mentioned relief in favor of the Fund.

The Company and the other defendants have moved to dismiss the Roumell and Wetta cases on various legal grounds including the fact that the lawsuits mischaracterize the "fundamental policies" of the Fund and fail to acknowledge the basic investment objective of the Fund to pursue long-term capital appreciation. The defendants will be moving to dismiss the Waksman complaint on similar grounds in the near future. Management believes that these lawsuits are without merit and intends to defend such actions vigorously.

In addition, the Company is involved from time to time in litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company's business or financial position.


Item 4.   Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders.

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

Information About the Company's Common Stock
The Company's common stock is traded on the New York Stock Exchange ("NYSE") and the Pacific Exchange, Inc. under the ticker symbol BEN and the London Stock Exchange under the ticker symbol FKR. On September 30, 1998, the closing price of the Company's common stock on the NYSE was $29 7/8 per share. At December 8, 1998, there were approximately 3,900 shareholders of record. In addition, the Company estimates that there are approximately 46,000 beneficial shareholders whose shares are held in street name.

The following table sets forth the high and low sales prices for the Company's common stock from the NYSE Composite Tape. All sales prices have been adjusted retroactively to reflect the 1997 and 1998 stock dividends.


                                1998 Fiscal Year          1997 Fiscal Year
Quarter                          High        Low          High        Low
--------------------------------------------------------------------------------
October-December               51 7/8     39 3/4       24 7/8        21 9/16
January-March                  57 1/4     38           32 9/16       22 1/8
April-June                     57 7/8     47 9/16      37 1/8        25 15/16
July-September                 54 7/8     253/4        47 1/4        36 1/4

The Company declared dividends of $0.20 per share in fiscal 1998 and $0.17 per share in fiscal 1997. The Company expects to continue paying dividends on a quarterly basis to common stockholders depending upon earnings and other relevant factors.


Item 6.   Selected Financial Highlights

 In millions, except assets under
 management and per share amounts

 AS OF AND FOR THE YEARS ENDED SEPTEMBER 30,      1998         1997        1996          1995              1994
 SUMMARY OF OPERATIONS
------------------------------------------------------------------------------------------------------------------------------------

  OPERATING REVENUES                           $2,577.3      $2,163.3      $1,519.5      $1,253.3          $1,340.8
  NET INCOME                                   $  500.5      $  434.1      $  314.7      $  268.9          $  251.3
  FINANCIAL DATA
------------------------------------------------------------------------------------------------------------------------------------

  TOTAL ASSETS                                 $3,480.0      $3,095.2      $2,374.2      $2,244.7          $1,968.8
  LONG-TERM DEBT                               $  494.5      $  493.2      $  399.5      $  382.4          $  383.7
  STOCKHOLDERS' EQUITY                         $2,280.8      $1,854.2      $1,400.6      $1,161.0          $  930.8
  OPERATING CASH FLOW                          $  693.7      $  428.5      $  359.6      $  296.5          $  274.8
  ASSETS UNDER MANAGEMENT
------------------------------------------------------------------------------------------------------------------------------------

  IN BILLIONS                                  $  208.6      $  226.0      $  151.6      $  130.8          $  118.2
  PER COMMON SHARE*
------------------------------------------------------------------------------------------------------------------------------------

  EARNINGS
     BASIC                                     $   1.98    $     1.72     $    1.30     $    1.10         $    1.02
     DILUTED                                   $   1.98    $     1.71     $    1.25     $    1.07         $    1.00
  CASH DIVIDENDS                               $   0.20    $     0.17     $    0.15     $    0.13         $    0.11
  BOOK VALUE                                   $   9.06    $     7.36     $    5.82     $    4.78         $    3.80

* Prior year amounts have been restated to reflect the two-for-one stock split paid on January 15, 1998.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

General

Franklin Resources, Inc. and its consolidated subsidiaries (the "Company") derive substantially all of their revenues and net income from providing investment management, administration, distribution and related services to the Franklin, Templeton and Mutual Series funds, institutional accounts and other investment products (collectively, the "Franklin Templeton Group"). The Company has a diversified base of assets under management and a full range of investment products and services to meet the needs of most individuals and institutions.

At September 30, 1998, the Company offered its services in a number of global markets, featuring offices in over 20 different nations in six different continents and employing over 8,600 people.

On November 1, 1996, the Company acquired the assets and liabilities of Heine Securities Corporation ("Heine") (the "Acquisition"), the former investment advisor to what is now known as Franklin Mutual Series Fund Inc., other funds and private accounts ("Mutual"). See Notes 2 and 6 to the Financial Statements and the outline of useful lives of intangible assets included in this discussion under Operating Expenses.

Assets Under Management
-----------------------
in billions
As of September 30,
                                      1998              1997             1996
Franklin Templeton Group:
EQUITY

  Global/international               $84.8            $107.3            $65.8
  Domestic (U.S.)                     34.8              35.9              8.2
--------------------------------------------------------------------------------
  Total equity                       119.6             143.2             74.0
--------------------------------------------------------------------------------
HYBRID FUNDS <F1>                     14.0              14.1             12.4
--------------------------------------------------------------------------------
FIXED-INCOME

  Tax-free                            50.5              45.8             42.5
  Taxable
     Domestic (primarily
      U.S. Government)                16.0              15.3             15.9
     Global/international              3.7               3.9              3.2
--------------------------------------------------------------------------------
  Total fixed-income                  70.2              65.0             61.6
--------------------------------------------------------------------------------
MONEY FUNDS                            4.8               3.7              3.6
--------------------------------------------------------------------------------
  Total end of period               $208.6            $226.0           $151.6
--------------------------------------------------------------------------------
  Monthly average for the year      $226.9            $192.0           $141.1


<F1> Hybrid funds include asset allocation,  balanced, flexible and income-mixed funds as defined by the Investment Company Institute. Previously these funds had been included primarily in the equity category.


The Company's revenues are derived largely from the amount and composition of assets under management.

Assets under management at September 30, 1998, were $17.4 billion (8%) lower than they were at September 30, 1997. This decline in assets occurred primarily as a result of market depreciation in equity portfolios during the last fiscal quarter of 1998, as stock markets adjusted to global equity turmoil. Purchases exceeded redemptions by $16.1 billion for the fiscal year, and in each fiscal quarter except the last, where redemptions exceeded purchases by $2.4 billion. During the year fixed-income and money fund assets grew 8% and 30%, respectively, as the result of net fund inflows and market appreciation of tax-free funds.

Results of Operations

The following table sets forth, for the periods indicated, amounts included in the Consolidated Statements of Income of Franklin Resources, Inc. and the percentage change in those amounts from period to period.


FRANKLIN RESOURCES, INC.
CONSOLIDATED INCOME STATEMENT DATA

IN MILLIONS, EXCEPT PER SHARE DATA                                                  Percent Change
FOR THE YEARS ENDED SEPTEMBER 30,
                                          1998         1997         1996          1998        1997
OPERATING REVENUES
   Investment management fees          $1,413.2     $1,203.9       $827.5           17%         45%
   Underwriting and distribution fees     982.7        823.7        598.3           19%         38%
   Shareholder servicing fees             160.6        124.9         88.7           29%         41%
   Other, net                              20.8         10.8          5.0           93%        116%
----------------------------------------------------------------------------------------------------------------------
   Total operating revenues             2,577.3      2,163.3      1,519.5           19%         42%
----------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
     Underwriting and distribution        841.7        712.3        518.1           18%         37%
     Compensation and benefits            553.1        447.2        325.1           24%         38%
     Information systems, technology
       and occupancy                      181.7        135.4         88.5           34%         53%
     Advertising and promotion            125.9         96.6         71.7           30%         35%
     Amortization of deferred
       sales commissions                  105.4         59.5         24.2           77%        146%
     Amortization of intangible assets     36.9         34.3         18.3            8%         87%
     Other                                 90.5         86.5         56.5            5%         53%
----------------------------------------------------------------------------------------------------------------------
     Total operating expenses           1,935.2      1,571.8      1,102.4           23%         43%

----------------------------------------------------------------------------------------------------------------------

     Operating income                     642.1        591.5        417.1            9%         42%

OTHER INCOME (EXPENSE)
     Investment and other income           56.7         49.5         50.4           15%         (2)%
     Interest expense                     (22.5)       (25.3)       (11.3)         (11)%       124%
----------------------------------------------------------------------------------------------------------------------
     Other income, net                     34.2         24.2         39.1           41%       (38)%
----------------------------------------------------------------------------------------------------------------------

     Income before taxes on income        676.3        615.7        456.2           10%         35%
     Taxes on income                      175.8        181.6        141.5           (3)%        28%
----------------------------------------------------------------------------------------------------------------------
     Net income                          $500.5       $434.1       $314.7           15%         38%
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

OPERATING PROFIT MARGIN                    25%           27%          27%            --          --
     EARNINGS PER SHARE
       Basic                              $1.98        $1.72        $1.30           15%         32%
       Diluted                            $1.98        $1.71        $1.25           16%         37%

Net income and diluted earnings per share for 1998 increased by 15% and 16%, respectively, principally as a result of increased investment management fee revenues. Net income and diluted earnings per share for 1997 increased by 38% and 37%, respectively, also principally as a result of increased investment management fee revenues.

Operating Revenues

Investment management fees, the largest component of the Company's operating revenues, are generally calculated under fixed fee arrangements, as a percentage of the value of assets under management. Under various investment management agreements, annual rates vary and generally decline as the average net assets of the portfolios exceed certain threshold levels. The majority of mutual fund investment management contracts are subject to periodic approval by each fund's Board of Directors/Trustees. There have been no significant changes in the investment management fee structures for the Franklin Templeton Group in the periods under review. The Company's investment management fee revenues are generally affected by market appreciation or depreciation in assets under management as well as the flow of funds into or out of these portfolios.

During 1998, the Company reclassified revenues relating to the distribution component of Canadian revenues from Investment management fees to Underwriting and distribution fees. The Company believes this change more closely matches revenue generated from distribution services with the expenses incurred. Prior periods have been reclassified accordingly. Investment management fees increased 17% and 45% in fiscal 1998 and 1997, respectively, due to the 18% and 36% increase in average assets under management during these periods. These increases reflect both market appreciation and net purchases of mutual funds.

The Company's effective investment management fee rate (investment management fees divided by average assets under management) remained relatively stable in 1998 at 0.62% compared to 0.63% in 1997. The 1997 rate increased significantly from 1996 due to a shift in the Company's asset mix toward more equity products which generally have higher fee rates. This shift was primarily the result of the addition of Mutual Series products to the Company's asset mix and the general growth in equity funds. Future changes in the composition of assets under management may affect the effective investment management fee rates earned by the Company.

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

Underwriting and distribution fees increased 19% and 38% in 1998 and 1997, respectively, primarily as a result of increases in mutual fund sales and average assets under management.

Shareholder servicing fees are generally fixed charges per account that vary with the particular type of fund and the service being rendered. Shareholder servicing fees increased 29% and 41% in 1998 and 1997, respectively. The increases were a result of an increase in fund shareholder accounts, as well as an increase in the average per account charge for certain funds during the second quarter of both 1998 and 1997.

Other, net consists primarily of revenues from the Company's banking and finance subsidiaries, net of interest expense and the provision for loan losses. Other, net increased 93% and 116% in 1998 and 1997, respectively, primarily as a result of lower loan loss provision charges at the Company's banking and finance subsidiaries. Actual gross charge offs decreased 38% in 1998 compared with a 43% decrease in 1997. Revenues remained relatively stable as a result of increased effective yields offset by 11% and 17% declines in average loans receivable, in 1998 and 1997, respectively. Banking/finance interest expense decreased in the current periods due to a reduction in the average borrowing requirements of the banking/finance group combined with a reduction in effective interest rates. As described in Note 4 to the Financial Statements, the securitization of approximately $134.3 million of auto loans that occurred in September 1998 did not have a material impact on operating revenues or results of operations.

The Company has considered the potential impact of the effect on the banking/finance subsidiaries of a 100 basis point movement in market interest rates and does not expect it would have a material impact on the Company's operating revenues or results of operations.

Operating Expenses

Underwriting and distribution includes sales commissions and distribution fees paid to brokers and other third-party intermediaries. During both 1998 and 1997, underwriting and distribution expenses increased consistent with increased mutual fund sales and average assets under management.

Compensation and benefits increased 24% and 38% in 1998 and 1997, respectively, reflecting an increase in the number of full-time employees and in temporary labor costs. The Company experienced upward pressure on compensation and benefits due to the Company's growth and expansion and due to the effects of a very competitive labor market.

Information systems, technology and occupancy costs increased 34% and 53% in 1998 and 1997, respectively. During the past two years, the Company has embarked upon major systems implementations, Year 2000 corrections and European Monetary Unit preparations, and has upgraded its network, desktop and Internet environments. The Company anticipates that such major systems undertakings will continue to have an impact on the Company's operating results through the year 2000 and beyond. See the Year 2000 discussion below.

Advertising and promotion expenses increased 30% and 35% in 1998 and 1997, respectively, mainly due to increased promotional activity and new marketing campaigns.

Sales commissions on certain Franklin Templeton Group products sold without a front-end sales charge are capitalized and amortized over periods not exceeding four years -- the period in which management estimates that they will be recovered from distribution plan payments and from contingent deferred sales charges. Amortization of deferred sales commissions increased 77% and 146%, respectively, during the periods under review as sales of these products increased.

Amortization of intangibles increased in 1997 and 1998 as a result of the Acquisition (see Note 2 to the Financial Statements). The Company has made a determination to amortize goodwill and management contracts over a period of 40 years. Important factors in arriving at this conclusion include the relative stability of the mutual fund industry, industry turnover rates of investment management contracts, the Company's own experience, and its performance expectations regarding acquisitions.

Other Income (Expense)
----------------------

Investment income increased 15% in 1998 due to the investment of increased operating cash flows. Investment and other income declined in 1997 as a result of the sale of a portion of the Company's investment portfolio used to finance the Acquisition.

Interest expense decreased 11% in 1998, primarily due to increased operating cash flows and to the capitalization of interest related to borrowings used to finance construction of a number of new office buildings in 1998. During 1997, interest expense increased 124% due to borrowings related to the Acquisition.

Taxes on Income
---------------

The Company's effective income tax rate decreased from approximately 30% in fiscal 1997 and 31% in fiscal 1996 to approximately 26% of pretax income in fiscal 1998 due to the relative proportion of non-U.S. pretax income and the effects of tax law changes. The effective tax rate will continue to be reflective of the relative contributions of foreign earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income.

Financial Condition
-------------------

At September 30, 1998, the Company's assets aggregated $3.5 billion, up from $3.1 billion at September 30, 1997. Stockholders' equity approximated $2.3 billion compared to approximately $1.9 billion at September 30, 1997. The increase in assets and stockholders' equity was primarily a result of increased net income Outstanding debt (long-term and short-term) remained relatively stable at $612.4 million at September 30, 1998, compared to $611.6 million at September 30, 1997. The Company's ratio of earnings (before taxes) to fixed charges (interest and the interest factor on rent) improved to 13.8 for 1998 compared to 12.0 for 1997. The Company's interest coverage ratio (pretax income before interest expense divided by interest expense) was 17.8 for 1998 as compared to 14.2 for 1997. The Company's overall weighted average interest rate at September 30, 1998, including the effect of interest-rate swap agreements, was 6.2% on $567.2 million of outstanding commercial paper and notes payable (medium-term notes) as compared to 6.3% on $569.7 million of such debt outstanding at September 30, 1997.

Cash provided by operating activities increased to $693.7 million in 1998, from $428.5 million and $359.6 million in 1997 and 1996, respectively. During the year ended September 30, 1998, the Company used net cash of $478.5 million for investing activities. $494.5 million was used to purchase investments, $162.2 million was used to purchase property and equipment and $64.3 million was related to the Acquisition. These amounts were partially offset by proceeds from the securitization of auto loans and sales of investments. Net cash used in financing activities during the year was $101.9 million, compared to $105.5 million provided by financing activities in 1997, primarily as a result of $247.5 million less debt issued in 1998. During fiscal 1998, the Company paid $49.3 million in dividends to stockholders and purchased 1,309,981 shares of its common stock for $42.6 million.

The Company's auto loan and credit card receivables business activities are subject to fluctuations in those consumer market places, as well as to competition from companies with much larger receivable portfolios. Auto loan and credit card portfolio results can also be influenced significantly by trends in the economy and credit markets that may negatively impact borrowers' ability to repay loans. Credit card and auto loans receivable decreased from 1997 levels due to the impact of a securitization of auto loans with a net book value of approximately $134.3 million in September 1998. The Company used the proceeds of $131.4 million to reduce the Company's debt and to supplement working capital. As a result of its more stringent underwriting policies, improved auto loan collection efforts and enhanced systems supporting those activities, the Company has experienced a decrease in loan losses since September 30, 1996. Any future increases in the Company's investment in dealer auto loan and credit card portfolios are expected to be funded either through existing debt facilities and operating cash flows or through future securitizations of the portfolios.

Liquidity and Capital Resources

At September 30, 1998, the Company held $556.0 million in cash and cash equivalents, as compared to $442.7 million at September 30, 1997. Liquid assets, which consist of cash and cash equivalents, investments available-for-sale and current receivables increased to $1,278.6 million at September 30, 1998 from $889.7 million at September 30, 1997. Revolving credit facilities at September 30, 1998 aggregated $500 million of which $200 million was under a 364-day facility. The remaining $300 million facility will expire in May 2003. At September 30, 1998, approximately $490.7 million was available to the Company under unused commercial paper and medium-term note programs.

Management expects that the principal needs for cash will be to advance sales commissions, fund increased property and equipment acquisitions including information systems, pay stockholder dividends and service debt. Management believes that the Company's existing liquid assets, together with the expected continuing cash flow from operations, its borrowing capacity under current credit facilities and its ability to issue stock will be sufficient to meet its present and reasonably foreseeable cash needs.

Results of operations will continue to be dependent upon general economic growth, the strength of capital markets and the Company's ability to meet investor demands with competitive products and services. Operating revenues will be dependent upon the amount and composition of assets under management, mutual fund sales, and the number of mutual fund investors, private and institutional clients.

Despite the Company's global presence, a substantial portion of its foreign subsidiaries' revenues and the majority of their monetary assets are U.S. and Canadian dollar denominated. Over 95% of the Company's operating revenues were earned in U.S. and Canadian dollars in both 1998 and 1997. Despite increased fluctuation in world currency markets, the Company's exposure is limited and the Company has not deemed it necessary to enter into foreign currency hedging activities.

The Company participates in the financial derivatives markets to manage its exposure to variable interest-rate fluctuations on a portion of its commercial paper. The Company has entered into interest-rate swap agreements to convert interest payment obligations under variable-rate debt instruments to fixed-rate interest payment obligations. Through its interest-rate swap agreements and medium-term note program, the Company has fixed the rates of interest it pays on 82% of its outstanding debt. See Note 8 to the Financial Statements.

Year 2000 Readiness Disclosure

Background. Many of the world's computer systems currently record years in a two-digit format. Such computer systems may be unable to recognize, interpret or use dates in and beyond the year 1999 correctly. Because the activities of many businesses are affected by dates or are date-related, the inability to use such date information correctly could lead to business disruptions both in the United States and internationally (the "Year 2000 Problem").

Year 2000 Impact. The Company's businesses rely on a complex international network of computer and communications systems which are owned and operated by the Company and by third parties. The short time frames within which securities prices must be transmitted and received, trade orders placed and taken, and monies transferred -- all utilizing these systems -- increases the potential impact of the Year 2000 Problem for the securities industry.

The Company is most dependent upon its mission-critical systems, those that are required to perform its core business activities. The most important of these is its domestic transfer agency system, which is the shareholder record keeping system used to process transactions for the majority of the Company's mutual fund shareholders. The transfer agency system is a third-party system which interfaces with the Company's internal sub-systems. Although the vendor of the transfer agency system has contractually committed to the Company that the system will be made Year 2000 compliant, the vendor presently is behind in its timetable to achieve such compliance. Because certain mission-critical sub-systems cannot be tested until the transfer agency system is made Year 2000 compliant, the time frame for testing and any remediation of these sub-systems has been shortened. Notwithstanding such delays, the Company believes that it will complete its required testing in a time frame necessary to participate in the Securities Industry Association ("SIA") testing currently scheduled to begin in March 1999.

The Year 2000 Plan. As the Year 2000 plan progresses, the Company will focus on Year 2000 certification of its core mission-critical information technology ("IT") systems, prioritizing them over other IT systems, and prioritizing IT systems in general over non-IT systems.

Because the Year 2000 project is an ongoing company-wide endeavor, the state of the Company's progress changes daily. The Company's Year 2000 compliance plan is comprised of four phases: Assessment, Remediation, Testing and Implementation. The Company currently plans to complete all phases of its Year 2000 plan with respect to mission-critical systems by September 1999 and with respect to other important systems as soon as possible thereafter, but in any event by December 31, 1999. Due to the large number of systems used worldwide by the Company, it is most useful to focus on the status of mission-critical systems, as outlined below.


            Phase of                                   % of Mission
            Project                                 Critical Complete
            ------------                           ---------------------
            Assessment                                     75%
            Remediation                                    50%
            Testing                                        30%
            Implementation                                 30%


Assessment: systems are inventoried, budgets and strategies are created to address identified problems. Remediation: software corrections, upgrades and other fixes are made; questionnaires requesting Year 2000 compliance assurances are sent to vendors and, in some cases, test scripts are requested. Testing: internal systems are tested on a stand-alone basis; point-to-point testing
between  the  Company  and  third   parties  is  conducted   for  some  systems.
Implementation: systems that have been identified as being Year 2000 compliant are put into normal business operation; end-user training is conducted.

Non-IT Systems. Other than third-party long distance telephone and data lines and public utility electrical power, the Company's business operations are not heavily dependent on non-IT components or systems, and none of the Company's mission-critical systems is a non-IT system. The Company estimates that it has completed approximately 50% to 75% of its assessment of the Company-owned or -managed non-IT components including building, mechanical, air conditioning, electrical and security systems.

Third Parties and Year 2000. The Company's business operations are heavily dependent upon a complex worldwide network of IT systems that are owned and managed by third parties; including data feeds, trading systems, securities transfer agent operations and stock market links. The Company has contacted all of its major external suppliers of goods, services and data (other than suppliers of electricity or long distance data and voicelines) to assess their compliance efforts and the Company's exposure in the event of a failure of third-party compliance efforts. The Company is in the process of validating and reviewing the responses from these suppliers of mission-critical systems and in some cases is seeking additional information, written assurances of certification, or test scripts.

Cost Estimates. The total estimated costs associated with the required modifications to become Year 2000 compliant range from $50 million to $60 million, not all of which is incremental to the Company's operations. The estimated costs consist mainly of internal and third-party labor costs which are expensed as incurred. The total amount expended on the project through September 30, 1998 was approximately $13 million. The Company believes that its existing liquid assets, together with expected cash flow from operations, combined with its borrowing capacity under existing credit facilities will be sufficient to fund anticipated expenditures.

The Company's estimates of the total costs to complete the Year 2000 project will continue to be refined in future periods. As is indicated in the analysis above, approximately 75% to 80% of the expected costs of the Year 2000 project have not yet been incurred. The Company anticipates that its expenditures will increase during the next fiscal year as it moves the majority of its efforts from the relatively inexpensive assessment phase to the more costly phases of testing and remediation.

CONTINGENCY PLANNING. The Company is beginning to develop a contingency plan, including identification of those mission critical systems for which it is practical to develop a contingency plan. However, in an operation as complex and geographically distributed as the Company's business there are limited alternatives to certain of its mission-critical systems or public utilities. If certain public utilities or mission-critical systems, such as the Company's domestic transfer agency system, are not made Year 2000 compliant or fail, there would be a material adverse impact upon the Company's business, financial condition and results of operations. Although the Company is investigating alternative solutions, it is unlikely that any adequate contingency plan can be developed for such failures.

European Monetary Unit (The "Euro")
-----------------------------------

On January 1, 1999, a single currency for the European Economic and Monetary Union is scheduled to replace the national currency for participating member countries which include countries in which the Company has offices or with which it does substantial business. Many of the Company's managed funds and financial products have substantial investments in countries whose currencies will be replaced by the Euro. All aspects of the Company's investment process, including trading, foreign exchange, payments, settlements, cash accounts, custodial accounts and accounting will be affected by the implementation of the Euro (the "Euro Issue"). The Company has created an interdepartmental team to address the Euro Issue and is communicating with its external partners and vendors to assess their readiness to manage the Euro Issue.

The establishment of the Euro may result in market volatility, expose investments to currency risk due to fluctuations in multiple currencies, change the economic environment and behavior of investors, or change the competitive environment for the Company's business in Europe. Similarly, companies operating in more than one country, such as the Company, may gain or lose competitive advantages because of the Euro in ways that are not predictable. It is not currently possible to predict the impact of the Euro on the business or financial condition of European issuers which Company-sponsored funds may hold in their portfolios or the impact on the value of fund shares.

The Company is not presently able to assess the cost impact of the Euro Issue on the Company, but does not presently anticipate that it will have a material adverse effect on the Company's cash flows, operations or operating results. The Company is generally expensing costs incurred relating to the Euro Issue during the period in which they are incurred.

SPECIFIC RISKS ASSOCIATED WITH THE YEAR 2000 AND THE EURO.
---------------------------------------------------------
The Company's ability to manage the Year 2000 Problem and the Euro Issue are subject to uncertainties beyond its control that could cause actual results to differ materially from what has been discussed above. Factors that could influence the effect of the Year 2000 Problem and the Euro Issue include the success of the Company in identifying systems and programs that are affected by the Year 2000 Problem and the Euro Issue (for example, it is possible that the SIA testing may reveal additional problems in the Company's systems). Other facts include the nature and amount of testing, remediation, programming, installation and systems work required to upgrade or to replace each of the affected programs or systems; the rate, magnitude and availability of related labor and consulting costs; the success of the Company in correcting its internal systems and the success of the Company's external partners and suppliers in addressing their respective Year 2000 Problems and the Euro Issue.

The failure of organizations such as those mentioned above under "Third Parties and Year 2000" to resolve their own issues with respect to the Year 2000 Problem or the Euro Issue could have a material adverse effect on the Company's business, financial condition and results of operations. The Company could become subject to legal claims in the event of any Year 2000 or Euro problem in the Company's business operations. In addition, the Company and its subsidiaries are subject to regulation by various governmental authorities which could impose sanctions or fines or cause the Company to cease operations. Also, investors concerned about the Year 2000 Problem or the Euro Issue could withdraw monies from the Company's funds resulting in a decline in assets under management which could have a material adverse effect upon the Company's business, financial condition and results of operations.

CONSOLIDATED STATEMENTS OF INCOME

IN THOUSANDS

EXCEPT PER SHARE DATA
FOR THE YEARS ENDED SEPTEMBER 30,
                                      1998             1997              1996
-------------------------------------------------------------------------------
OPERATING REVENUES
   Investment management fees      $1,413,273       $1,203,923          $827,426
   Underwriting and
     distribution fees                982,647          823,677           598,297
   Shareholder servicing fees         160,560          124,905            88,715
   Other, net                          20,792           10,770             5,035
--------------------------------------------------------------------------------
   Total operating revenues         2,577,272        2,163,275         1,519,473
--------------------------------------------------------------------------------


OPERATING EXPENSES
   Underwriting and distribution     841,706          712,328           518,122
   Compensation and benefits         553,085          447,169           325,135
   Information systems, technology
     and occupancy                   181,665          135,391            88,500
   Advertising and promotion         125,925           96,552            71,655
   Amortization of deferred
     sales commissions               105,405           59,468            24,237
   Amortization of intangible
     assets                           36,857           34,294            18,348
   Other                              90,533           86,613            56,368
-------------------------------------------------------------------------------
   Total operating expenses        1,935,176        1,571,815         1,102,365

--------------------------------------------------------------------------------
     Operating income                642,096          591,460           417,108

OTHER INCOME (EXPENSE)

     Investment and other income      56,723           49,586            50,458
     Interest expense                (22,535)         (25,333)          (11,336)
--------------------------------------------------------------------------------
     Other income, net                34,188           24,253            39,122
--------------------------------------------------------------------------------


     Income before taxes on income   676,284          615,713           456,230
     Taxes on income                 175,834          181,650           141,500
--------------------------------------------------------------------------------
     Net income                     $500,450         $434,063          $314,730
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
     Earnings per Share
         Basic                         $1.98            $1.72             $1.30
         Diluted                       $1.98            $1.71             $1.25


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

IN THOUSANDS
AS OF SEPTEMBER 30,
                                                      1998             1997
--------------------------------------------------------------------------------

Assets

CURRENT ASSETS
     Cash and cash equivalents                       $537,188         $434,864
     Receivables
         Franklin Templeton funds                     204,826          213,547
         Other                                         25,773           20,315
     Investment securities, available-for-sale        470,065          189,674
     Prepaid expenses and other                        22,137           20,039
--------------------------------------------------------------------------------

     Total current assets                           1,259,989          878,439


BANKING/FINANCE ASSETS
     Cash and cash equivalents                         18,855            7,877
     Loans receivable, net                            165,074          296,188
     Investment securities, available-for-sale         21,847           24,232
     Other                                              4,991            3,739
--------------------------------------------------------------------------------

     Total banking/finance assets                     210,767          332,036


OTHER ASSETS
     Deferred sales commissions                       123,508          119,537
     Property and equipment, net                      349,229          241,224
     Intangible assets, net                         1,253,713        1,224,019
     Receivable from banking/finance group             87,282          203,787
     Other                                            195,561           96,158
--------------------------------------------------------------------------------
     Total other assets                             2,009,293         1,884,72
--------------------------------------------------------------------------------

     Total assets                                  $3,480,049       $3,095,200

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

IN THOUSANDS
AS OF SEPTEMBER 30,
                                                    1998             1997
--------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

CURRENT LIABILITIES
     Compensation and benefits                    $156,253         $154,222
     Commissions                                    53,174           46,125
     Income taxes                                   67,319           31,908
     Short-term debt                               117,956          118,372
     Other                                          82,691           54,873
--------------------------------------------------------------------------------

     Total current liabilities                     477,393          405,500



BANKING/FINANCE LIABILITIES
     Deposits
         Interest bearing                           81,615           91,433
         Non-interest bearing                        6,166            6,971
     Payable to Parent                              87,282          203,787
     Other                                           3,018            2,213
--------------------------------------------------------------------------------
     Total banking/finance liabilities             178,081          304,404


OTHER LIABILITIES
     Long-term debt                                494,459          493,244
     Other                                          49,349           37,831
     Total other liabilities                       543,808          531,075
--------------------------------------------------------------------------------
     Total liabilities                           1,199,282        1,240,979
--------------------------------------------------------------------------------
  Commitments and Contingencies (Note 11)

STOCKHOLDERS' EQUITY
     Preferred stock, $1.00 par value,
         1,000,000 shares
         authorized; none issued                           --                --
     Common stock, $0.10 par value,
         500,000,000 shares authorized;
         251,741,578 and 126,230,916 shares
         issued; 251,741,578 and
         126,031,900 shares outstanding,
         for 1998 and 1997, respectively                25,174           12,623
     Capital in excess of par value                     93,033           91,207
     Retained earnings                               2,194,835        1,757,536
     Less cost of treasury stock                            --          (11,070)
     Other                                             (32,275)           3,925
     Total stockholders' equity                      2,280,767        1,854,221
--------------------------------------------------------------------------------
     Total liabilities and stockholders' equity     $3,480,049       $3,095,200
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders' Equity

IN THOUSANDS

As of and for the years ended
September 30, 1998, 1997 and 1996
                                                                  Capital
                                                                 in Excess
                                              Common Stock        of Par      Retained       Treasury Stock
                                           Shares     Amount       Value      Earnings     Shares      Amount     Other       Total
 ....................................................................................................................................

   Balance October 1,1995                  82,265    $8,226   $92,190    $1,091,204     (1,325)    $(48,519)   $17,942   $1,161,043
  ----------------------------------------------------------------------------------------------------------------------------------
   Net income                                                               314,730                                         314,730
   Purchase of treasury stock                                                           (1,001)     (53,413)                (53,413)
   Cash dividends on common stock                                           (35,421)                                        (35,421)
   Net unrealized gains on investments                                                                         (10,644)     (10,644)
   Currency translation adjustments                                                                               (752)        (752)
   Issuance of restricted shares, net                           9,672                      280        9,777      4,381       23,830
   Other                                                         (636)                      53        1,854                   1,218
------------------------------------------------------------------------------------------------------------------------------------
   Balance September 30, 1996              82,265     8,226   101,226     1,370,513     (1,993)     (90,301)    10,927    1,400,591
------------------------------------------------------------------------------------------------------------------------------------
   Net income                                                               434,063                                         434,063
   Issuance of stock for Heine
    acquisition                                                22,300                    1,100       43,287                  65,587
   Exercise and purchase of option
    rights related to subordinated
    debentures, net                         1,796       180   (47,914)                     565       31,065                 (16,669)
   Issuance of 3-for-2 stock split         42,028     4,203                  (4,203)                                             --
   Purchase of treasury stock                                                             (313)     (19,135)                (19,135)
   Cash dividends on common stock                                           (42,837)                                        (42,837)
   Net unrealized gains on investments                                                                           3,219        3,219
   Currency translation adjustments                                                                             (5,192)      (5,192)
   Issuance of restricted shares, net          96        10    14,360                      352       19,455     (5,029)      28,796
   Other                                       46         4     1,235                       89        4,559                   5,798
------------------------------------------------------------------------------------------------------------------------------------
   Balance September 30, 1997             126,231    12,623    91,207     1,757,536       (200)     (11,070)     3,925    1,854,221
------------------------------------------------------------------------------------------------------------------------------------
   Net income                                                               500,450                                         500,450
   Retirement of stock                       (205)      (20)  (12,580)                     205       12,600                   --
   Issuance of 2-for-1 stock split        126,357    12,636                 (12,636)                                          --
   Purchase of stock                       (1,279)     (129)  (39,522)                     (31)      (2,941)                (42,592)
   Cash dividends on common stock                                           (50,515)                                        (50,515)
   Market value of interest rate swaps                                                                          (5,638)      (5,638)
   Net unrealized losses on investments                                                                        (17,647)     (17,647)
   Currency translation adjustments                                                                            (14,580)     (14,580)
   Issuance of restricted shares, net         397        40    37,773                       (3)        (116)     1,665       39,362
   Other                                      241        24    16,155                       29        1,527                  17,706
   ---------------------------------------------------------------------------------------------------------------------------------
   Balance September 30, 1998             251,742   $25,174   $93,033    $2,194,835         --          --    $(32,275)  $2,280,767


The accompanying notes are an integral part of these consolidated financial statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS

IN THOUSANDS

For the years ended September 30,
                                                              1998            1997          1996
 .......................................................................................................

NET INCOME                                                  $500,450         $434,063      $314,730
Adjustments to reconcile net income to
net cash provided by operating activities
  Increase in receivables, prepaid expenses and other        (15,711)        (106,024)      (33,405)
  Increase in deferred sales commissions                    (109,376)        (154,689)      (40,080)
  Increase in other current liabilities                       54,031           22,370         3,315
  Increase in income taxes payable                            35,411            4,235        19,452
  Increase in commissions payable                              7,049           18,058         6,787
  Increase in accrued compensation and benefits               37,728          102,171        41,328
  Depreciation and amortization                              191,374          123,908        64,728
  Gains on disposition of assets                              (7,293)         (15,563)      (17,272)
--------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                  693,663          428,529       359,583
--------------------------------------------------------------------------------------------------------

  Purchase of investments                                   (494,495)        (110,019)      (70,768)
  Liquidation of investments                                  88,310           98,826       107,287
  Purchase of banking/finance investments                    (23,863)         (27,120)      (60,936)
  Liquidation of banking/finance investments                  26,277           28,376        59,316
  Proceeds from securitization of
    banking/finance loans receivable                         131,362               --            --
  Collections net of originations of
    banking/finance loans receivable                           5,930           50,215       104,132
  Purchase of property and equipment                        (162,181)         (82,973)      (64,419)
  Proceeds from sale of property                              14,517               --            --
  Acquisition of assets and liabilities of
    Heine Securities Corporation                             (64,333)        (550,742)           --
--------------------------------------------------------------------------------------------------------
  Net cash (used in) provided by investing activities       (478,476)        (593,437)       74,612
--------------------------------------------------------------------------------------------------------

  Decrease in bank deposits                                  (10,623)         (32,814)      (38,155)
  Exercise of common stock options                             2,891            1,878         1,219
  Dividends paid on common stock                             (49,274)         (40,387)      (34,650)
  Purchase of stock                                          (42,592)         (19,135)      (53,413)
  Issuance of debt                                           168,927          416,410       134,377
  Payments on debt                                          (171,214)        (128,807)     (203,083)
  Purchase of option rights from
    subordinated debenture holders                                --          (91,685)           --
--------------------------------------------------------------------------------------------------------
  Net cash (used in) provided by financing activities       (101,885)         105,460      (193,705)
--------------------------------------------------------------------------------------------------------
    Increase (decrease) in cash and cash equivalents          113,302         (59,448)      240,490
  Cash and cash equivalents, beginning of year                442,741         502,189       261,699
--------------------------------------------------------------------------------------------------------

  Cash and cash equivalents, end of year                     $556,043        $442,741      $502,189
--------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash paid during the year for:
  Interest, including banking/finance group interest          $40,801         $42,154       $36,619
  Income taxes                                               $104,306        $172,906      $122,486
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
  Value of common stock issued for the Acquisition                 --         $65,587            --
  Value of common stock issued for redemption of debentures        --         $75,015            --
  Value of common stock issued in other transactions          $37,697         $31,954       $18,667

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1 SIGNIFICANT ACCOUNTING POLICIES

Franklin Resources, Inc. and its consolidated subsidiaries (the "Company") derive substantially all of their revenues and net income from providing investment management, administration, distribution and related services to the Franklin, Templeton and Mutual Series funds, institutional accounts and other investment products (the "Franklin Templeton Group") that operate in the United States, Canada, Europe and other international markets under various rules and regulations set forth by the Securities and Exchange Commission, individual state agencies and foreign governments. Services to the Franklin Templeton Group are provided under contracts that set forth the fees to be charged for these services. The majority of these contracts are subject to periodic review and approval by each fund's Board of Directors/Trustees and shareholders. Currently, no fund's revenues represent more than 10% of total revenues. Company revenues are largely dependent on the total value and composition of assets under management, which include domestic and international equity and debt portfolios. Accordingly, fluctuations in financial markets and in the composition of assets under management impact the Company's revenues and operating results.

Basis of  Presentation.
----------------------
The consolidated financial statements are prepared in accordance with generally accepted accounting principles which require the use of estimates made by the Company's management. Actual amounts may differ from these estimates. Certain 1996 and 1997 amounts have been reclassified to conform to 1998 presentation.

The consolidated financial statements include the accounts of Franklin Resources, Inc. and its majority-owned subsidiaries. All material inter-company accounts and transactions have been eliminated except the inter-company payable from the banking/finance group to the parent to fund auto and credit card loans. Operating revenues of the banking/finance group are included in Other net and are presented net of related interest expense and the provision for loan losses. Accordingly, reported interest expense excludes interest expense attributable to the banking/finance group.

Cash and Cash Equivalents include cash on hand, demand deposits with banks, debt instruments with original maturities of three months or less and other highly liquid investments, including money market funds, which are readily convertible into cash. Due to the relatively short-term nature of these instruments, the carrying value approximates fair value.

Investment Securities, available-for-sale are carried at fair value. Fair values for investments in the Franklin Templeton Group are based on the last reported net asset value. Fair values for other investments are based on the last reported price on the exchange on which they are traded. Realized gains and losses are included in investment income currently based on specific identification. Unrealized gains and losses are recorded net of tax as a separate component of stockholders' equity until realized.

Derivatives.
------------
The Company does not hold or issue derivative financial instruments for trading purposes. The Company enters into interest-rate swap agreements to reduce variable interest rate exposure with respect to its commercial paper. Under these agreements the Company agrees to exchange, at specified intervals, the difference between fixed- and variable-interest amounts calculated by reference to an agreed-upon notional principal amount. The interest-rate differential between the fixed pay-rate and the variable receive-rate is reflected as an adjustment to interest expense over the life of the swaps.

At September 30, 1998 the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This standard requires that the Company recognize derivative instruments at fair value in its financial statements. As a result, on September 30, 1998 the Company recognized a net interest rate swap liability of $5.6 million, estimated using the discounted value of estimated future cash flows. Unrealized gains and losses on these instruments are recorded net of tax as a separate component of stockholders' equity. These unrealized gains and losses are recognized only on early termination of the agreements. The Company has not, and does not intend to, terminate these agreements prior to their normal expiration.

Loans  Receivable.
------------------
Interest on auto installment loans is accrued principally using the rule of 78s method, which approximates the interest method. Interest on all other loans is accrued using the simple interest method. An allowance for loan losses is established monthly based on historical experience, including delinquency and loss trends. A loan is charged to the allowance when it is deemed to be uncollectible, taking into consideration the value of the collateral, the financial condition of the borrower and other factors. Recoveries on loans previously charged off as uncollectible are credited to the allowance for loan losses.

Deferred Sales Commissions.
--------------------------
Sales commissions paid to financial intermediaries in connection with the sale of shares of the Franklin Templeton Group sold without a front-end sales charge are capitalized and amortized over periods not exceeding four years -- the periods in which management estimates that they will be recovered from distribution plan payments and from contingent deferred sales charges.

Property and Equipment are recorded at cost and are depreciated on the straight-line basis over their estimated useful lives. Expenditures for repairs and maintenance are charged to expense when incurred. Leasehold improvements are amortized on the straight-line basis over their estimated useful lives or the lease term, whichever is shorter.

Intangible Assets, consisting principally of the estimated value of mutual fund management contracts and goodwill resulting from the acquisitions of the assets of Templeton, Galbraith & Hansberger Ltd. and Heine Securities Corporation, are being amortized on a straight-line basis over various lives ranging from 5 to 40 years. The Company has evaluated the potential impairment of its intangible assets on the basis of the expected future undiscounted operating cash flows without interest charges to be derived from these assets in relation to the Company's carrying values and has determined that there is no impairment. At some future period, if such evaluations indicate that the future undiscounted cash flows without interest charges are not sufficient to recover the carrying value of such assets, the assets will be adjusted to their fair values.

Recognition of Revenues.
-----------------------
Investment management fees, shareholder servicing fees, investment income and distribution fees are all recognized as earned. Underwriting commissions related to the sale of the shares of the Franklin Templeton Group are recorded on the trade date.

Advertising  and Promotion.
---------------------------
Costs of advertising and promotion are expensed as the advertising appears in the media.

Foreign Currency Translation.
-----------------------------
Assets and liabilities of foreign subsidiaries are translated at current exchange rates as of the end of the accounting period, and related revenues and expenses are translated at average exchange rates in effect during the period. Net exchange gains and losses resulting from translation are excluded from income and are recorded as a separate component of stockholders' equity. Foreign currency transaction gains and losses are reflected in income currently.

Stock Splits.
------------
All common shares and per share amounts have been adjusted to give retroactive effect to a three-for-two stock split declared December 1996 and a two-for-one stock split declared December 1997. Stockholders' equity as of September 30, 1997 and 1996 has not been restated.

Dividends.
---------
During the years ended September 30, 1998, 1997 and 1996, the Company declared dividends to common stockholders of $0.20, $0.17 and $0.15, respectively.

Earnings  per Share.
-------------------
During the year ended September 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("FAS 128"). FAS 128 requires companies to present basic and diluted earnings per share ("EPS"), instead of primary and fully diluted EPS which were formerly required. The new standard also makes certain modifications to EPS calculations. Under FAS 128, diluted EPS amounts are computed by reflecting the potential impact of stock options and restricted stock awards. The impact on previously reported EPS was not material.

The weighted average number of shares and common stock equivalents used in computing EPS in 1998, 1997 and 1996 were (in thousands) 252,723, 251,881 and 241,370 for basic and 252,941, 253,466 and 251,283 for diluted, respectively.

Stock-based  Compensation.
--------------------------
As allowed under the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), the Company has elected to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based plans. Accordingly, no compensation costs are recognized with respect to stock options granted, nor with respect to shares issued under the Employee Stock Investment Plan. Compensation expense is recognized for the matching contribution that the Company may elect to make in connection with the Employee Stock Investment Plan over the eighteen-month holding period and for the full cost of restricted stock grants in the year that they are earned.

NOTE 2 ACQUISITION

On November 1, 1996, the Company acquired the assets and liabilities of Heine Securities Corporation ("Heine") (the "Acquisition"), the former investment advisor to what is now known as Franklin Mutual Series Fund Inc., other funds and private accounts ("Mutual"). One of the Company's subsidiaries, Franklin Mutual Advisers, Inc., now serves as the investment adviser to Mutual. The transaction had a base purchase price of approximately $616 million. Heine received $551 million in cash and 3.3 million shares of common stock (after the effects of the stock splits paid January 15, 1997 and 1998). The Acquisition has been accounted for using the purchase method of accounting..

In addition to the base purchase price, the purchase agreement, as amended, also provides for contingent payments to Heine ranging from $96.25 million to $192.5 million under certain conditions if certain agreed-upon growth targets are met. Agreed-upon growth targets range from 12.5% to 17.5% of management fee revenues from Mutual over a five-year period from the date of the Acquisition. Payments are pro-rated based upon the upper and lower range of the targets. The first contingent payment of $64.2 million related to these agreed-upon growth targets was made in the third quarter of fiscal 1998 and was accounted for as goodwill related to additional purchase price of the Acquisition. Other payments are due in fiscal 2000 and 2001 if growth targets are met. These payments are not expected to have a material impact on the Company's financial condition or results of operations. The first payment was funded from cash on hand and existing credit facilities.

NOTE 3 INVESTMENT SECURITIES


Investment securities, available-for-sale at September 30, 1998 and 1997, consisted of the following:

                                                                                Gross
                                                  Amortized                   Unrealized         Fair
in thousands                                        Cost          Gains        Losses           Value
 ......................................................................................................................

1998

  Franklin Templeton Group                         $126,188       $7,568       $(12,522)      $121,234
  Debt (primarily U.S. Government)                  367,894          220            (81)       368,033
  Equities                                            2,130          809           (294)         2,645
----------------------------------------------------------------------------------------------------------------------
                                                   $496,212       $8,597       $(12,897)      $491,912
----------------------------------------------------------------------------------------------------------------------


                                                                                  Gross
                                                 Amortized                     Unrealized        Fair
in thousands                                       Cost          Gains          Losses          Value
 ......................................................................................................................
1997
  Franklin Templeton Group                         $151,726      $21,552             --       $173,278
  Debt (primarily U.S. Government)                   33,176          341          $(134)        33,383
  Equities                                            5,904        1,420            (79)         7,245
----------------------------------------------------------------------------------------------------------------------
                                                   $190,806      $23,313          $(213)      $213,906
----------------------------------------------------------------------------------------------------------------------

At September 30, 1998, maturities of debt securities were as follows:



                                                   Amortized        Fair
in thousands                                         Cost          Value
 ................................................................................
  Due in one year or less                          $356,527       $356,647
  Due after one year through three years              4,892          4,903
  Due after three years                               6,475          6,483
--------------------------------------------------------------------------------
                                                   $367,894       $368,033
--------------------------------------------------------------------------------



NOTE 4 BANKING/FINANCE GROUP LOANS AND ALLOWANCE FOR LOAN LOSSES


Activity of the banking/finance group's loans and allowance for loan losses for the years ended September 30, 1998 and 1997 was as follows:


                                                                                       Net
                                                                                     Charge           Loans
in thousands                           1997       Additions         Paydowns          Offs         Securitized        1998
 ....................................................................................................................................
  Auto                             $239,355        $124,807       $(112,317)        $(3,391)       $(135,854)       $112,600
  Credit Card                        78,248           4,102         (30,100)           (799)                          51,451
  Other                               3,992           8,380          (2,901)             (2)                           9,469
  Unearned fees and discounts       (16,847)         (8,800)         19,582                                           (6,065)
------------------------------------------------------------------------------------------------------------------------------------
                                    304,748         128,489        (125,736)         (4,192)        (135,854)        167,455
  Allowance for loan losses          (8,560)            408                           4,192            1,579          (2,381)
------------------------------------------------------------------------------------------------------------------------------------
  Loans receivable, net            $296,188        $128,897       $(125,736)             --        $(134,275)       $165,074
------------------------------------------------------------------------------------------------------------------------------------

                                                                                      Net
                                                                                     Charge            Loans
in thousands                          1996        Additions        Paydowns          Offs           Securitized          1997
 ....................................................................................................................................
  Auto                             $284,141         $92,708       $(131,058)        $(6,436)                        $239,355
  Credit Card                        87,527          21,622         (29,974)           (927)                          78,248
  Other                               6,387             506          (2,736)           (165)                           3,992
  Unearned fees and discounts       (23,092)         (7,400)         13,645                                          (16,847)
------------------------------------------------------------------------------------------------------------------------------------
                                    354,963         107,436        (150,123)         (7,528)                         304,748
  Allowance for loan losses          (9,564)         (6,524)                          7,528                           (8,560)
------------------------------------------------------------------------------------------------------------------------------------
  Loans receivable, net            $345,399        $100,912       $(150,123)            --                          $296,188
------------------------------------------------------------------------------------------------------------------------------------

For the years ended September 30, 1998, 1997 and 1996, the interest expense of the banking/finance group included in other operating revenues, net was $17.8 million, $21.2 million and $25.6 million, respectively.

At September 30, 1998 and 1997, the carrying value of loans receivable approximated fair value. The fair value is estimated using interest rates that consider the current credit and interest rate risk inherent in the loans and current economic and lending conditions.

At September 30, 1998 and 1997, the carrying values of deposits approximated fair value. The fair values of the banking subsidiary's demand deposit at the reporting date are estimated using interest rates currently offered on demand deposits with similar remaining maturities.

In September 1998, the Company sold auto loans receivable with a net book value of $134.3 million to a securitization trust. The sale proceeds of this securitization were $131.4 million. Gain from the sale of these assets, computed as the difference between the sale proceeds, net of transaction costs, and the Company's carrying value of the receivables, plus the present value of the estimated excess future cash flows to be received by the Company over the life of the securitization, was not material. Significant assumptions used in determining the gain were an excess cash flow discount rate of 12% and a cumulative credit loss rate of 2.02%.

NOTE 5 PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at September 30, 1998 and 1997:


                                          Useful Lives
in thousands                               In Years        1998        1997
 ................................................................................
  Furniture and equipment                      3-5        $301,857     $183,648
  Premises and leasehold improvements         5-35         155,206      126,561
  Land                                          --          24,811       27,984
--------------------------------------------------------------------------------
                                                           481,874      338,193
  Less: Accumulated depreciation
   and amortization                                       (132,645)     (96,969)
--------------------------------------------------------------------------------
                                                          $349,229     $241,224
--------------------------------------------------------------------------------

NOTE 6 INTANGIBLE ASSETS

The following is a summary of intangible assets at September 30, 1998 and 1997:


                                    Amortization
in thousands                       Period In Years         1998           1997
 ................................................................................
  Goodwill                               40           $842,206        $775,831
  Management contracts                   40            524,962         524,962
  Other intangibles                    5-15             31,546          31,546
--------------------------------------------------------------------------------
                                                     1,398,714       1,332,339
 Accumulated amortization                             (145,001)       (108,320)
--------------------------------------------------------------------------------
                                                    $1,253,713      $1,224,019
--------------------------------------------------------------------------------

NOTE 7 SEGMENT INFORMATION

The Company conducts operations in five principal geographic areas of the world: the United States, Canada, the Bahamas, Europe and Asia/Pacific. Revenues by geographic area include fees and commissions charged to customers and fees charged to affiliates. Identifiable assets are those assets used exclusively in the operations of each geographic area.

Information is summarized below:


(in thousands)                   1998              1997         1996
 ................................................................................
OPERATING REVENUES

  United States              $1,814,458        $1,665,076      $1,140,900
  Canada                        228,834           170,659         100,167
  Bahamas                       305,612           253,398         175,470
  Europe                        135,026            87,346          45,494
  Asia/Pacific                  159,391           177,588         113,900
  Eliminations                  (66,049)         (190,792)        (56,458)
--------------------------------------------------------------------------------
  Total                      $2,577,272        $2,163,275      $1,519,473
--------------------------------------------------------------------------------

OPERATING INCOME:

  United States                $258,193          $249,700        $193,821
  Canada                         68,077            49,374          29,131
  Bahamas                       225,980           175,518         115,826
  Europe                          2,071             1,629             742
  Asia/Pacific                   87,775           115,239          77,588
--------------------------------------------------------------------------------
  Total                        $642,096          $591,460        $417,108
-------------------------------------------------------------------------------

IDENTIFIABLE ASSETS:

  United States              $1,321,179        $1,302,166         $848,156
  Canada                        117,878           122,335           69,547
  Bahamas                       440,882           449,112          432,088
  Europe                         33,133            32,028           24,912
  Asia/Pacific                  160,918           181,191          154,503
  Corporate assets            1,406,059         1,008,368          844,961
--------------------------------------------------------------------------------
  Total                      $3,480,049        $3,095,200       $2,374,167
--------------------------------------------------------------------------------

Summarized below are the business segments:

in thousands                                                         Operating
                                      Identifiable                    Income/
1998                                     Assets        Revenues       (Loss)
 ................................................................................
  Investment management              $1,863,223       $2,558,449      $637,444
  Banking/finance                       210,767           18,823         4,652
--------------------------------------------------------------------------------
  Company totals                     $2,073,990       $2,577,272      $642,096
--------------------------------------------------------------------------------

1997
 ................................................................................
  Investment management              $1,754,796      $2,154,658       $596,562
  Banking/finance                       332,036           8,617         (5,102)
--------------------------------------------------------------------------------
  Company totals                     $2,086,832      $2,163,275       $591,460
--------------------------------------------------------------------------------

1996
 ................................................................................
  Investment management              $1,135,608      $1,516,294       $428,198
  Banking/finance                       393,598           3,179        (11,090)
--------------------------------------------------------------------------------
  Company totals                     $1,529,206      $1,519,473       $417,108
--------------------------------------------------------------------------------

The  investment  management  segment's  assets  are  primarily  intangibles  and receivables from, and investments in, the Franklin Templeton Group. The banking/finance segment's assets are primarily investment securities and consumer loans.

NOTE 8 DEBT

Debt at September 30, 1998 and 1997 was as follows:


                                    1998 Weighted
in thousands                     Average Interest Rate     1998         1997
 ................................................................................
SHORT-TERM DEBT

  Commercial paper                    5.47%             $59,300        $51,500
  Notes payable                       6.03%              50,000         60,000
  Other                                 --                8,656          6,872
-------------------------------------------------------------------------------
  Total short-term debt                                $117,956       $118,372
--------------------------------------------------------------------------------

                                      1998 Weighted
in thousands                      Average Interest Rate      1998         1997
 ................................................................................
LONG-TERM DEBT

  Commercial paper issued under
   long-term borrowing agreements         5.47%           $297,910     $298,245
  Notes payable                           6.26%            160,000      160,000
  Other                                                     36,549       34,999
-------------------------------------------------------------------------------
  Total long-term debt                                    $494,459     $493,244
--------------------------------------------------------------------------------

As of September 30, 1998, maturities of long-term debt are as follows:

                                          in thousands
                                            1999                     $304,782
                                            2000                      106,872
                                            2001                       66,872
                                            2002                        6,871
                                            2003                        6,871
                                            Thereafter                  2,191
--------------------------------------------------------------------------------
                                                                     $494,459
                                                                     ---------
The Company has a revolving credit agreement with a group of commercial banks that will allow it, at its option, to refinance commercial paper borrowings through May 2003. In accordance with the Company's intention and ability to refinance these obligations on a long-term basis, $297.9 million of commercial paper at September 30, 1998 has been classified long-term. The credit agreements include various restrictive covenants, including: a capitalization ratio, interest coverage ratio, minimum working capital and limitation on additional debt. The Company was in compliance with all covenants as of September 30, 1998. At September 30, 1998, amounts available for issuance under the Company's commercial paper program were $140.7 million.

At September 30, 1998, the Company had interest-rate swap agreements maturing through October 2000, which effectively fixed interest rates on $295 million of commercial paper. The Company's primary objective of holding these swap agreements is to hedge against unfavorable movement in interest rates on its commercial paper. These financial instruments are placed with major financial institutions. The creditworthiness of the counterparties is subject to continuous review and full performance is anticipated. Any potential loss from failure of the counterparties to perform is deemed to be immaterial.

Notes payable represent the Company's participation in a medium-term note program. Notes totaling $50 million and $100 million were issued during 1998 and 1997, respectively, with interest rates ranging from 5.96% to 6.19%. These notes mature at various times from 1999 through 2001. Also during 1998, $60 million of notes with interest at rates from 6.53% to 6.63% were retired at maturity. At September 30, 1998, amounts available for issuance under the Company's medium-term note program were $350 million.

At September 30, 1998 and 1997, the fair value of long-term debt approximated its carrying value. The fair values of long-term debt are estimated using interest rates currently offered to the Company for debt with similar remaining maturities.

Note 9 Investment Income


in thousands                                    1998         1997         1996
 ................................................................................
  Dividends                                   $16,540      $14,141      $15,683
  Interest                                     29,969       16,105       16,787
  Realized gains, net                           8,271       15,563       17,271
  Foreign exchange gains/(losses), net           (978)       2,245         (394)
  Other                                         2,921        1,532        1,111
--------------------------------------------------------------------------------
                                              $56,723      $49,586      $50,458
--------------------------------------------------------------------------------

Substantially all of the Company's dividend income was generated by investments in the Franklin Templeton Group.

NOTE 10 TAXES ON INCOME

Taxes on income for the years ended September 30, 1998, 1997 and 1996 were comprised of the following:

in thousands                                1998         1997         1996
 ................................................................................
  Current
    Federal                               $87,148     $122,361      $98,803
    State                                  30,903       33,874       23,118
    Foreign                                45,797       26,637       25,558
  Deferred expense (benefit)               11,986       (1,222)      (5,979)
------------------------------------------------------------------------------
  Total provision                        $175,834     $181,650     $141,500
-------------------------------------------------------------------------------

Included in income before taxes was $387.5 million, $358.9 million and $225.7 million, of foreign income for the years ended September 30, 1998, 1997 and 1996, respectively.

The major components of the net deferred tax liability/asset as of September 30, 1998 and 1997 were as follows:


in thousands                                             1998         1997
 ................................................................................
DEFERRED TAX ASSETS

  State taxes                                           $5,471       $6,844
  Loan loss reserves                                     1,376        3,850
  Deferred compensation                                  5,246        3,442
  Restricted stock compensation plan                    38,877       34,933
  Net operating loss carryforwards                      40,408       27,510
  Other                                                 13,352       10,230
--------------------------------------------------------------------------------
  Total deferred tax assets                            104,730       86,809
--------------------------------------------------------------------------------
  Valuation allowance for net operating
   loss carryforwards                                  (40,408)     (27,510)
--------------------------------------------------------------------------------
  Deferred tax assets, net of valuation allowance       64,322       59,299

DEFERRED TAX LIABILITIES

  Partnership earnings                                   4,009        4,774
  Net unrealized (losses)/gains on securities              (92)       8,967
  Depreciation on fixed assets                          13,261       11,384
  Prepaid expenses                                      16,333       15,419
  Goodwill                                              20,850        9,297
  Deferred Commissions                                  12,014           --
  Other                                                  6,976        6,664
--------------------------------------------------------------------------------
  Total deferred tax liabilities                        73,351       56,505
--------------------------------------------------------------------------------
  Net deferred tax (liability) asset                   $(9,029)      $2,794
--------------------------------------------------------------------------------

At September 30, 1998, there were approximately $44 million of foreign net operating loss carryforwards of which approximately $28 million expire between 2000 and 2006 and the remaining have an indefinite life. In addition, there are approximately $434 million in state net operating loss carryforwards that expire between 2006 and 2018. A valuation allowance has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the benefit of the loss carryforwards.

A substantial portion of the undistributed earnings of the Company's foreign subsidiaries has been reinvested for an indefinite period of time. Accordingly, no U.S. federal or state income taxes have been provided thereon. At September 30, 1998, the cumulative amount of reinvested income for which no U.S. taxes have been provided was approximately $874 million. Determination of the amount of the unrecognized deferred U.S. income tax liability related to such reinvested income is not practicable because of the numerous assumptions associated with this hypothetical calculation; however, foreign tax credits would be available to reduce some portion of this amount.

The following is a reconciliation between the amount of tax expense at the federal statutory rate and taxes on income as reflected in operations for the years ended September 30, 1998, 1997 and 1996, respectively:


in thousands                                     1998         1997         1996
 ................................................................................
  U.S. federal statutory rate                   35.0%        35.0%        35.0%
  Federal taxes at statutory rate            $236,699     $215,500     $159,786
  State taxes, net of federal tax effect       20,973       21,099       18,167
  Foreign earnings subject to reduced tax
    rates for which no U.S. tax is provided   (78,826)     (69,973)     (43,159)
  Other                                        (3,012)      15,024        6,706
--------------------------------------------------------------------------------
  Actual tax provision                       $175,834     $181,650     $141,500
--------------------------------------------------------------------------------
  Effective tax rate                            26.0%        29.5%        31.0%
--------------------------------------------------------------------------------
NOTE 11 COMMITMENTS AND CONTINGENCIES

The Company leases office space and equipment under long-term operating leases expiring at various dates through fiscal year 2017. Lease expense aggregated $37.2 million, $27.6 million and $24.3 million for the fiscal years ended September 30, 1998, 1997 and 1996, respectively.

At September 30, 1998, the Company's banking/finance group had commitments to extend credit aggregating $372.3 million, principally under its credit card lines.

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

NOTE 12 EMPLOYEE STOCK AWARD AND OPTION PLANS

The Company sponsors a Universal Stock Plan and an Annual Incentive Compensation Plan ("AICP"), which were approved by the stockholders in 1994. Under the terms of these plans, certain eligible employees may receive stock awards, principally restricted stock which vests over three years and stock options. Under the terms of the AICP, restricted stock awards are based on the Company's pretax profits. The Universal Stock Plan provides for the issuance of up to 6 million shares of the Company's stock for various stock-related awards, including those related to the AICP. As of September 30, 1998 and 1997, the Company had approximately 641,476 and 1,386,010 shares, respectively, remaining available for grant under the Universal Stock Plan, including those related to the AICP. In addition to the annual award of stock under the AICP, the Company may award options and other forms of stock-based compensation to certain employees, in accordance with the terms of the Universal Stock Plan. Currently, only restricted stock and stock options have been granted. The Compensation Committee of the Board of Directors determines the terms and conditions of all stock-based compensation. Total compensation cost recognized for stock-based compensation during 1998, 1997 and 1996 was $30.3 million, $42.2 million and $27.8 million, respectively.


Information regarding the stock options is as follows:

shares in thousands                                          1998                   1997                       1996
 ......................................................................................................................
                                                          Weighted               Weighted                  Weighted
                                                           Average                Average                   Average
                                                          Exercise               Exercise                  Exercise
                                              Shares         Price     Shares       Price      Shares         Price
----------------------------------------------------------------------------------------------------------------------

  Outstanding, beginning of year                 333       $15.21        564      $10.71         649         $9.06
  Granted                                         73       $47.16         78      $22.15          73        $18.81
  Exercised                                     (213)      $13.25       (309)      $8.75        (158)        $7.65

  Outstanding, end of year                       193       $29.32        333      $15.21         564        $10.71
--------------------------------------------------------------------------------------------------------------------
  Exercisable, end of year                       119       $23.65        140      $14.13         103        $14.19
---------------------------------------------------------------------------------------------------------------------

Range  of  exercise   prices  at   September   30,   1998--   $4.57  to  $47.16.
Weighted-average remaining contractual life -- 4 years.

All share and price information above has been adjusted to give retroactive effect to a three-for-two stock split declared December 1996, and a two-for-one stock split declared December 1997.

Had compensation costs for the Company's stock options granted after September 30, 1995 been determined in accordance with the provisions of FAS 123, the Company's net income and earnings per share would not have been materially affected because the number of such stock options is insignificant.

NOTE 13 EMPLOYEE STOCK INVESTMENT PLAN

In January 1998, the Company's stockholders approved a qualified, non-compensatory Employee Stock Investment Plan ("ESIP"), which allows participants who meet certain eligibility criteria to purchase shares of the Company's common stock at 90% of its market value on certain defined dates. The ESIP is open to substantially all employees of U.S. subsidiaries and certain employees of non-U.S. subsidiaries. Participants made their first purchase of stock under this plan effective as of July 31, 1998. The Company's stockholders have approved 4,000,000 (post-split) shares of common stock for issuance under the ESIP. At September 30, 1998, 87,309 shares had been purchased under the ESIP at a price of $39.21.

In connection with the ESIP, the Company, at its sole discretion, can provide matching grants to participants in the ESIP of whole or partial shares of the Company's common stock. While reserving the right to change such determination, the Company has initially indicated that it will provide one half-share for each share held by a participant for a minimum holding period of eighteen months.


NOTE 14 QUARTERLY INFORMATION (UNAUDITED)



Quarter
in thousands                              First           Second             Third         Fourth
 ......................................................................................................................

1998

  Revenues                               $632,399          $673,691         $672,596       $598,586
  Net income                             $130,515          $126,669         $131,013       $112,253
  Common stock price per share:
    High                                  $51 7/8           $57 1/4          $57 7/8        $54 7/8
    Low                                   $39 3/4               $38         $47 9/16        $25 3/4
Earnings per share
    Basic                                   $0.52             $0.50            $0.52          $0.44
    Diluted                                 $0.52             $0.50            $0.52          $0.44
1997

  Revenues                               $437,625          $519,196         $572,547       $633,907
  Net income                              $96,229          $101,411         $111,188       $125,235
  Common stock price per share:
    High                                  $24 7/8          $32 9/16          $37 1/8        $47 1/4
    Low                                  $21 9/16           $22 1/8        $25 15/16        $36 1/4
  Earnings per share
    Basic                                   $0.38             $0.40            $0.44          $0.50
    Diluted                                 $0.38             $0.40            $0.44          $0.49
1996

  Revenues                               $341,755          $393,199         $394,762       $389,757
  Net income                              $73,951           $75,212          $81,066        $84,501
  Common stock price per share:
    High                                  $19 3/8         $19 11/16         $20 9/16        $22 7/8
    Low                                  $15 9/16          $15 7/16          $17 7/8        $17 1/4
  Earnings per share
    Basic                                   $0.30             $0.31            $0.34          $0.35
    Diluted                                 $0.30             $0.30            $0.32          $0.33


The Company's common stock is traded on the New York Stock Exchange ("NYSE") and the Pacific Exchange under the ticker symbol BEN and the London Stock Exchange under the ticker symbol FKR. On September 30, 1998, the closing price of the Company's common stock on the NYSE was $29 7/8 per share. At November 1, 1998, there were approximately 4,400 stockholders of record.

NOTE 15 NEW STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130") establishes the disclosure requirements for reporting comprehensive income in an entity's annual and interim financial statements.
Comprehensive income includes such items as foreign currency translation adjustments and unrealized gains and losses on securities currently reported as components of stockholders' equity. FAS 130 will require the Company to classify items of comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately in the equity section of the consolidated balance sheet. The Company is currently considering the type of presentation it will adopt to comply with FAS 130. The Company will comply with the requirements in the year ending September 30, 1999.

Statement of Financial Accounting Standards No. 131, "Disclosures of Segment Information" establishes standards for the way a public enterprise reports information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial statements. The Company has not yet determined the effect, if any, of this pronouncement on the consolidated financial statements. The Company will comply with the requirements in the year ending September 30, 1999.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.

Executive Officers of Registrant
--------------------------------

The following information on the executive officers of the Company is given as of December 1, 1998:

Name                         Age   Principal Occupation for the Past Five Years
--------------------------------------------------------------------------------

Jennifer J. Bolt             34    Vice  President  of  FRI  since  June  1994;
                                   Executive  Vice  President,   Franklin  Bank
                                   from August 1993 to October 1998; President and Director, Franklin Capital Corporation, since November 1993; employed by FRI in various other capacities for more than the past five (5) years.

Harmon E. Burns              53    Executive  Vice  President  and  Director of
                                   FRI;  Executive  Vice President and Director
                                   of  Franklin/Templeton   Distributors,  Inc.
                                   and  Franklin  Templeton   Services,   Inc.;
                                   Executive   Vice   President   of   Franklin
                                   Advisers,    Inc.;    Director,    Templeton
                                   Worldwide,     Inc.,      Franklin/Templeton
                                   Investor Services,  Inc. and Franklin Mutual
                                   Advisers,  Inc.; officer and/or director, as
                                   the case  may be,  of most  other  principal
                                   U.S.  subsidiaries  of FRI;  officer  and/or
                                   director or trustee,  as the case may be, of
                                   53  of  the  investment   companies  in  the
                                   Franklin Templeton Group of Funds.

Martin L. Flanagan           38    Senior Vice  President  and Chief  Financial
                                   Officer  of  FRI;   President   of  Franklin
                                   Templeton  Services,  Inc.,  Executive  Vice
                                   President  and Chief  Financial  Officer  of
                                   Franklin  Advisers,   Inc.,  Executive  Vice
                                   President    and   Director   of   Templeton
                                   Worldwide,  Inc.;  officer  of  most  of the
                                   subsidiaries  of FRI since March  1993;  and
                                   officer   and/or   director,    trustee   or
                                   managing  partner,  as the case  may be,  of
                                   most other  principal U.S.  subsidiaries  of
                                   FRI; and of 53 of the  investment  companies
                                   in the  Franklin  Templeton  Group of Funds.
                                   Prior   to   1993,   employed   by   various
                                   Templeton entities.

Deborah R. Gatzek            49    Senior  Vice  President  of FRI since  March
                                   1990;  General  Counsel  since January 1996;
                                   Vice  President  of FRI from,  1986 to 1990;
                                   Senior  Vice  President,  Franklin/Templeton
                                   Distributors,  Inc. and  Franklin  Templeton
                                   Services,  Inc.;  Executive Vice  President,
                                   Franklin  Advisers,  Inc.;  officer  of most
                                   other  principal U.S.  subsidiaries  of FRI;
                                   and   officer   of  53  of  the   investment
                                   companies in the Franklin Templeton Group of Funds.

Donna S. Ikeda               42    Vice    President    since   October   1993;
                                   re-joined  FRI in  August  1993.  Previously
                                   employed  from 1982 to 1990 as  Director  of
                                   Human  Resources  and also held  position as
                                   Manager/Assistant Vice President of
                                   Shareholder    Services, Retirement Plan
                                   Phone  Service and Customer New  Accounts.
                                   From 1990 until August 1993,
                                   Vice  President,  Human  Resources  for G.T.
                                   Capital  Management,  Inc.  and G.T.  Global
                                   Financial   Services,   Inc.,   mutual  fund
                                   management and financial services companies.

Charles B. Johnson           65    President,   Chief  Executive   Officer  and
                                   Director  of  FRI;  Chairman  and  Director,
                                   Franklin       Advisers,       Inc.      and
                                   Franklin/Templeton    Distributors,    Inc.;
                                   Director,    Templeton   Worldwide,    Inc.,
                                   Franklin Bank,  Franklin/Templeton  Investor
                                   Services,    Inc.   and   Franklin    Mutual
                                   Advisers,  Inc.; officer and/or director, as
                                   the case  may be,  of most  other  principal
                                   U.S.  subsidiaries  of FRI;  officer  and/or
                                   director or trustee,  as the case may be, of
                                   50  of  the  investment   companies  in  the
                                   Franklin Templeton Group of Funds.

Charles E. Johnson           42    Senior Vice  President  and Director of FRI;
                                   President    and     Director,     Templeton
                                   Worldwide,   Inc.;   President,    Franklin/
                                   Templeton  Distributors  Inc.;  Chairman and
                                   Director,    Franklin   Agency,   Inc.   and
                                   Templeton    Investment    Counsel,    Inc.;
                                   Director,  Franklin Mutual  Advisers,  Inc.;
                                   Vice  President,  Franklin  Advisers,  Inc.;
                                   officer  and/or  director,  as the  case may
                                   be,   of  other   U.S.   and   international
                                   subsidiaries   of   FRI;    officer   and/or
                                   director or trustee,  as the case may be, of
                                   34  of  the  investment   companies  in  the
                                   Franklin Templeton Group of Funds.

Gregory E. Johnson           37    Vice  President  of  FRI  since  June  1994;
                                   President,  Franklin/Templeton Distributors,
                                   Inc. since  September  1994; Vice President,
                                   Franklin   Advisers,   Inc.  Prior  to  that
                                   time,  Senior Vice  President  and Assistant
                                   National Sales  Manager,  Franklin/Templeton
                                   Distributors,  Inc.;  Employee  of  Franklin
                                   Resources,  Inc.  and  its  subsidiaries  in
                                   administrative   and  portfolio   management
                                   capacities  since January  1986;  officer of
                                   one  investment   company  in  the  Franklin
                                   Group of Funds.

Rupert H. Johnson, Jr.       58    Executive  Vice  President  and  Director of
                                   FRI;   Director  and   President,   Franklin
                                   Advisers,  Inc.; Director and Executive Vice
                                   President,  Franklin/Templeton Distributors,
                                   Inc.; Director,  Franklin/Templeton Investor
                                   Services,  Inc., Templeton Worldwide,  Inc.,
                                   Franklin Bank and Franklin Mutual  Advisers,
                                   Inc.;  officer  and/or  director or trustee,
                                   as the case may be, of most other  principal
                                   U.S.  subsidiaries  of FRI  and of 53 of the
                                   investment   companies   in   the   Franklin
                                   Templeton Group of Funds.

Gordon F. Jones              51    Vice   President   and   Chief   Information
                                   Officer  of  FRI  since  March  1995.   From
                                   March 1990 to March 1995,  Vice President of
                                   Novell,  Inc., a worldwide  network  systems
                                   company;    Vice    President    and   Chief
                                   Information  Officer  of Novell,  Inc.  from
                                   March 1994 to March 1995.

Leslie M. Kratter            53    Vice  President of FRI since March 1993 and
                                   Secretary  since  March  1998.  Employed by
                                   FRI  since   January   1992.   Secretary  of
                                   Franklin Advisers, Inc.,  Franklin/Templeton
                                   Distributors,   Inc.,  Templeton  Worldwide,
                                   Inc., and a number of FRI's subsidiaries.

Kenneth A. Lewis             37    Vice  President,   Corporate  Controller  of
                                   FRI,  Senior Vice  President and  Controller
                                   of  Templeton   Worldwide,   Inc.,   and  an
                                   officer of several  other U.S.  subsidiaries
                                   of    FRI.    Prior    to   the    Templeton
                                   Acquisition, employed by various Templeton entities.

William J. Lippman           73    Senior  Vice  President  of FRI since  March
                                   1990; Director,  Templeton Worldwide,  Inc.;
                                   and  officer  and/or  director or trustee of
                                   six  of  the  investment  companies  in  the
                                   Franklin  Group of Funds.  Until  June 1988,
                                   President,   Chief  Executive  Officer,  and
                                   Director    of    L.F.    Rothschild    Fund
                                   Management,    Inc.,    Director   of   L.F.
                                   Rothschild    Asset    Management,     Inc.,
                                   Administrative    Managing    Director   and
                                   Director   of   L.F.   Rothschild   &   Co.,
                                   Incorporated.

Charles R. Sims              37    Treasurer  of FRI  and  officer  of  various
                                   subsidiaries  of FRI.  Employed by FRI since
                                   1989.  From  August  1991 to  October  1997,
                                   Vice President and Chief Financial Officer and from February 1992 to October 1997,
                                   Director of Canadian operations.


Charles B. Johnson and Rupert H. Johnson, Jr. are brothers. Peter M. Sacerdote, a director of the Company, is a brother-in-law of Charles B. Johnson and Rupert
H. Johnson, Jr., Charles E. Johnson is the son of Charles B. Johnson and the nephew of Rupert H. Johnson, Jr. and Peter Sacerdote. Gregory E. Johnson is the son of Charles B. Johnson, the nephew of Rupert H. Johnson, Jr. and Peter Sacerdote and the brother of Jennifer Bolt and Charles E. Johnson. Jennifer Bolt is the daughter of Charles B. Johnson, the niece of Rupert H. Johnson, Jr. and Peter Sacerdote, and the sister of Charles E. Johnson and Gregory E. Johnson. Leslie M. Kratter is the spouse of Deborah R. Gatzek.

Information regarding the biographies of the Directors of FRI and Compliance with Section 16(a) of the Exchange Act is incorporated by reference to the Proxy Statement section entitled "Proposal 1: Election of Directors."

Item 11.  Executive Compensation

Incorporated by reference to the Proxy Statement  section entitled  "Proposal 1:
Election of Directors."

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference to the Proxy Statement section entitled "Voting Securities."

Item 13.  Certain Relationships and Related Transactions

Incorporated by reference to the Proxy Statement  section entitled  "Proposal 1:
Election of Directors - Certain Relationships and Related Transactions."

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

   (3)(ii) Registrant's By-Laws are incorporated by reference to Form 10 (File No. 06952), incorporated by reference to Exhibit (3)(v) to the 1994 Annual Report

   4 Indenture between the Registrant and The Chase Manhattan Bank (formerly Chemical Bank), as trustee, dated as of May 19, 1994, incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-3, filed on April 14, 1994


   10.1 Representative Distribution Plan between Templeton Growth Fund, Inc. and Franklin/Templeton Investor Services, Inc. incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 (the "1993 Annual Report")

   10.2 Representative Transfer Agent Agreement between Templeton Growth Fund, Inc. and Franklin/Templeton Investor Services, Inc. incorporated by reference to Exhibit 10.3 to the 1993 Annual Report

   10.3 Representative Investment Management Agreement between Templeton Growth Fund, Inc. and Templeton, Galbraith & Hansberger Ltd. incorporated by reference to Exhibit 10.5 to the 1993 Annual Report

   10.4 Representative Management Agreement between Advisers and the Franklin Group of Funds incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992 (the "1992 Annual Report")

   10.5 Representative Distribution 12b-1 Plan between Distributors and the Franklin Group of Funds incorporated by reference to Exhibit 10.3 to the 1992 Annual Report

   10.6 Amended Annual Incentive Compensation Plan approved January 24, 1995 incorporated by reference to the Company's Proxy Statement filed under cover of Schedule 14A on December 28, 1994 in connection with its Annual Meeting of Stockholders held on January 24, 1995 *

   10.7 Universal Stock Plan approved January 19, 1994 incorporated by reference to the Company's 1995 Proxy Statement filed under cover of
         Schedule 14A on December 29, 1993 in connection with its Annual Meeting of Stockholders held on January 19, 1994 *

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

   10.32 Representative Investment Advisory and Asset Allocation Agreement between Franklin Templeton Fund Allocator Series and Franklin Advisers, Inc., incorporated by reference to
         Exhibit 10.32 to the 1996 Annual Report

   10.33 Representative Management Agreement between Franklin New York Tax-Free Income Fund, Inc. and Franklin Investment Advisory Services, Inc., incorporated by reference to Exhibit 10.33 to the 1996 Annual Report

   10.34 1998 Employee Stock Investment Plan approved January 20, 1998, incorporated by reference to the Company's Proxy Statement filed under cover of Schedule 14A on December 17, 1997 in connection with its Annual Meeting of Stockholders held on January 20, 1998 *

   10.35 System Development and Services Agreement dated as of August 29, 1997 by and between Franklin/Templeton Investor Services, Inc. and Sungard Shareholder Systems, Inc., incorporated by reference to Exhibit 10.35 to the 1997 Annual Report

   10.36 1998 Universal Stock Incentive Plan approved October 16, 1998 by the Board of Directors, incorporated by reference to the Company's Proxy Statement filed under cover of Schedule 14A on December 23, 1998 in connection with its Annual Meeting of Stockholders to be held on January 28, 1999 *

   10.37 Amendment No. 3 to the Agreement to Merge the Businesses of Heine Securities Corporation, Elmore Securities Corporation and Franklin Resources, Inc., dated December 17, 1997, incorporated by reference to
         Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997

   10.38 Representative  Agreement for the Supply of Investment  Management  and
         Administration Services, dated February 16, 1998, by and between Templeton Funds and Templeton Investment Management Limited, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998

   10.39 Representative    Investment   Management   Agreement   between
         Templeton Investment Counsel, Inc. and Client (ERISA), as amended.

   10.40 Representative    Investment   Management   Agreement   between
         Templeton Investment Counsel, Inc. and Client (NON-ERISA), as amended.


   12    Computation of Ratios of Earnings to Fixed Charges

   21    List of Subsidiaries

   23    Consent of Independent Accountants

   27     Financial Data Schedule

         * Compensatory Plan

(b)(1) Current Report on Form 8-K dated October 23, 1998 was filed on October 23, 1998 attaching Registrant's press release dated October 23, 1998 under Items 5 and 7.


(c)      See Item 14(a)(3) above.

(d) No separate financial statements are required; schedules are included in Item 8.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANKLIN RESOURCES, INC.

Date: December 11, 1998 By    /s/ Charles B. Johnson
                              ----------------------
                              Charles B. Johnson, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: December 11, 1998 By    /s/ Charles B. Johnson
                              ----------------------
                              Charles B. Johnson, Chief
                              Executive Officer and Director

Date: December 11, 1998 By    /s/ Harmon E. Burns
                              -------------------
                              Harmon E. Burns, Executive Vice
                              President and Director

Date: December 11, 1998 By    /s/ Martin L. Flanagan
                              ----------------------
                              Martin L. Flanagan, Senior Vice
                              President and Chief Financial Officer

Date: December 11, 1998 By    /s/ F. Warren Hellman
                              ---------------------
                              F. Warren Hellman, Director

Date: December 11, 1998 By    /s/ Charles E. Johnson
                              ----------------------
                              Charles E. Johnson, Senior Vice
                              President and Director

Date: December 11, 1998 By    /s/ Rupert H. Johnson, Jr.
                              --------------------------
                              Rupert H. Johnson, Jr., Executive Vice
                              President and Director

Date: December 11, 1998 By    /s/ Harry O. Kline
                              ------------------
                              Harry O. Kline, Director

Date: December 11, 1998 By    /s/ Kenneth A. Lewis
                              --------------------
                              Kenneth A. Lewis, Vice President
                              and Corporate Controller

Date: December 11, 1998 By    /s/ James A. McCarthy
                              ---------------------
                              James A. McCarthy, Director

Date: December 11, 1998 By    /s/ Peter M. Sacerdote
                              ----------------------
                              Peter M. Sacerdote, Director

Date: December 11, 1998 By    /s/ Louis E. Woodworth
                              ----------------------
                              Louis E. Woodworth, Director

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

   (3)(ii) Registrant's By-Laws are incorporated by reference to Form 10 (File No. 06952), incorporated by reference to Exhibit (3)(v) to the 1994 Annual Report

   4 Indenture between the Registrant and The Chase Manhattan Bank (formerly Chemical Bank), as trustee, dated as of May 19, 1994, incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-3, filed on April 14, 1994


   10.1 Representative Distribution Plan between Templeton Growth Fund, Inc. and Franklin/Templeton Investor Services, Inc. incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 (the "1993 Annual Report")

   10.2 Representative Transfer Agent Agreement between Templeton Growth Fund, Inc. and Franklin/Templeton Investor Services, Inc. incorporated by reference to Exhibit 10.3 to the 1993 Annual Report

   10.3 Representative Investment Management Agreement between Templeton Growth Fund, Inc. and Templeton, Galbraith & Hansberger Ltd. incorporated by reference to Exhibit 10.5 to the 1993 Annual Report

   10.4 Representative Management Agreement between Advisers and the Franklin Group of Funds incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992 (the "1992 Annual Report")

   10.5 Representative Distribution 12b-1 Plan between Distributors and the Franklin Group of Funds incorporated by reference to Exhibit 10.3 to the 1992 Annual Report

   10.6 Amended Annual Incentive Compensation Plan approved January 24, 1995 incorporated by reference to the Company's Proxy Statement filed under cover of Schedule 14A on December 28, 1994 in connection with its Annual Meeting of Stockholders held on January 24, 1995 *

   10.7 Universal Stock Plan approved January 19, 1994 incorporated by reference to the Company's 1995 Proxy Statement filed under cover of
         Schedule 14A on December 29, 1993 in connection with its Annual Meeting of Stockholders held on January 19, 1994 *

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

   10.32 Representative Investment Advisory and Asset Allocation Agreement between Franklin Templeton Fund Allocator Series and Franklin Advisers, Inc., incorporated by reference to
         Exhibit 10.32 to the 1996 Annual Report

   10.33 Representative Management Agreement between Franklin New York Tax-Free Income Fund, Inc. and Franklin Investment Advisory Services, Inc., incorporated by reference to Exhibit 10.33 to the 1996 Annual Report

   10.34 1998 Employee Stock Investment Plan approved January 20, 1998, incorporated by reference to the Company's Proxy Statement filed under cover of Schedule 14A on December 17, 1997 in connection with its Annual Meeting of Stockholders held on January 20, 1998 *

   10.35 System Development and Services Agreement dated as of August 29, 1997 by and between Franklin/Templeton Investor Services, Inc. and Sungard Shareholder Systems, Inc., incorporated by reference to Exhibit 10.35 to the 1997 Annual Report

   10.36 1998 Universal Stock Incentive Plan approved October 16, 1998 by the Board of Directors, incorporated by reference to the Company's Proxy Statement filed under cover of Schedule 14A on December 23, 1998 in connection with its Annual Meeting of Stockholders to be held on January 28, 1999 *

   10.37 Amendment No. 3 to the Agreement to Merge the Businesses of Heine Securities Corporation, Elmore Securities Corporation and Franklin Resources, Inc., dated December 17, 1997, incorporated by reference to
         Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997

   10.38 Representative  Agreement for the Supply of Investment  Management  and
         Administration Services, dated February 16, 1998, by and between Templeton Funds and Templeton Investment Management Limited, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998

   10.39 Representative    Investment   Management   Agreement   between
         Templeton Investment Counsel, Inc. and Client (ERISA), as amended.

   10.40 Representative    Investment   Management   Agreement   between
         Templeton Investment Counsel, Inc. and Client (NON-ERISA), as amended.


   12    Computation of Ratios of Earnings to Fixed Charges

   21    List of Subsidiaries

   23    Consent of Independent Accountants

   27     Financial Data Schedule

         * Compensatory Plan

(b)(1) Current Report on Form 8-K dated October 23, 1998 was filed on October 23, 1998 attaching Registrant's press release dated October 23, 1998 under Items 5 and 7.


(c)      See Item 14(a)(3) above.

(d) No separate financial statements are required; schedules are included in Item 8.