Form 10-K/A
period 1998-09-30
FRANKLIN RESOURCES INC
filed 1998-12-29
CIK 38777

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A
                                   (Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 1998
                                       OR
                                       [ ]
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

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

Items 1 through 14 (including all financial statements, schedules and exhibits thereto) are amended in their entirety as attached hereto to correct an electronic conversion error which omitted the caption for Item 8 and the listing of the information thereunder as well as the page containing the Report of the Independent Accounts; a typographical error in the fiscal year ending date on the cover page; and to insert a paragraph entitled "Forward-Looking Statements" that was accidently omitted from Item 7.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANKLIN RESOURCES, INC.

Date: December 28, 1998 By    /s/ Leslie M. Kratter
                              ----------------------
                              Leslie M. Kratter, Vice President

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


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Forward-Looking Statements


The following discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which include phrases with the type of wording further discribed in Item 1. "Business--Forward -Looking Statements," which could cause actual results to differ materially from historical results and those presently anticipated or projected. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.


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

Results of Operations
---------------------

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

Operating Revenues
------------------

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

Operating Expenses
------------------

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

Liquidity and Capital Resources
-------------------------------

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

Year 2000 Readiness Disclosure
------------------------------

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


Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

During the last fiscal year the balance of loans receivable for the Company's banking and finance subsidiaries constituted less than 10% of corporate assets. The Company considered the potential impact on consolidated results from a reasonably possible near-term movement in interest rates and judged that this impact would not be material.


Item 8.  Financial Statements and Supplementary Data

Index of Consolidated Financial Statements for the years ended September 30, 1998, 1997 and 1996.

CONTENTS

Consolidated Financial Statements of Franklin Resources, Inc.:

                                                                       Page

Report of Independent Accountants
Consolidated Statements of Income, for the years ended
   September 30, 1998, 1997, and 1996
Consolidated Balance Sheets
   September 30, 1998 and 1997

Consolidated Statements of Stockholders' Equity, for the years ended September 30, 1998, 1997 and 1996

Consolidated Statements of Cash Flows,
   for the years ended September 30, 1998, 1997 and 1996

Notes to Consolidated Financial Statements


All schedules have been omitted as the information is provided in the financial statements or in related notes thereto or is not required to be filed as the information is not applicable.

                             REPORT OF INDEPENDENT ACCOUNTANTS


October 23, 1998

To the Stockholders and Board of Directors of Franklin Resources, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the consolidated financial position of Franklin Resources, Inc. and its subsidiaries at September 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
San Francisco, California

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

Deferred Sales Commissions.
---------------------------
Sales commissions paid to financial intermediaries in connection with the sale of shares of the Franklin Templeton Group sold without a front-end sales charge are capitalized and amortized over periods not exceeding four years -- the periods in which management estimates that they will be recovered from distribution plan payments and from contingent deferred sales charges.

Property and Equipment
----------------------
are recorded at cost and are depreciated on the straight-line basis over their estimated useful lives. Expenditures for repairs and maintenance are charged to expense when incurred. Leasehold improvements are amortized on the straight-line basis over their estimated useful lives or the lease term, whichever is shorter.

Intangible Assets,
------------------
consisting principally of the estimated value of mutual fund management contracts and goodwill resulting from the acquisitions of the assets of Templeton, Galbraith & Hansberger Ltd. and Heine Securities Corporation, are being amortized on a straight-line basis over various lives ranging from 5 to 40 years. The Company has evaluated the potential impairment of its intangible assets on the basis of the expected future undiscounted operating cash flows without interest charges to be derived from these assets in relation to the Company's carrying values and has determined that there is no impairment. At some future period, if such evaluations indicate that the future undiscounted cash flows without interest charges are not sufficient to recover the carrying value of such assets, the assets will be adjusted to their fair values.

Recognition of Revenues.
------------------------
Investment management fees, shareholder servicing fees, investment income and distribution fees are all recognized as earned. Underwriting commissions related to the sale of the shares of the Franklin Templeton Group are recorded on the trade date.

Advertising and Promotion.
--------------------------
Costs of advertising and promotion are expensed as the advertising appears in the media.

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

Stock Splits.
-------------
All common shares and per share amounts have been adjusted to give retroactive effect to a three-for-two stock split declared December 1996 and a two-for-one stock split declared December 1997. Stockholders' equity as of September 30, 1997 and 1996 has not been restated.

Dividends.
----------
During the years ended September 30, 1998, 1997 and 1996, the Company declared dividends to common stockholders of $0.20, $0.17 and $0.15, respectively.

Earnings per Share.
--------------------
During the year ended September 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("FAS 128"). FAS 128 requires companies to present basic and diluted earnings per share ("EPS"), instead of primary and fully diluted EPS which were formerly required. The new standard also makes certain modifications to EPS calculations. Under FAS 128, diluted EPS amounts are computed by reflecting the potential impact of stock options and restricted stock awards. The impact on previously reported EPS was not material.

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



tem 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

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

   10.38 Representative  Agreement for the Supply of Investment  Management  and
         Administration Services, dated February 16, 1998, by and between Templeton Funds and Templeton Investment Management Limited, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998

   10.39 Representative    Investment   Management   Agreement   between
         Templeton Investment Counsel, Inc. and Client (ERISA), as amended

   10.40 Representative    Investment   Management   Agreement   between
         Templeton Investment Counsel, Inc. and Client (NON-ERISA), as amended


   12    Computation of Ratios of Earnings to Fixed Charges

   21    List of Subsidiaries

   23    Consent of Independent Accountants

   27     Financial Data Schedule

         * Compensatory Plan

(b)(1) Current Report on Form 8-K dated July 23, 1998 was filed on July 23, 1998 attaching Registrant's press release dated July 23, 1998 under Items 5 and 7.


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

   10.38 Representative  Agreement for the Supply of Investment  Management  and
         Administration Services, dated February 16, 1998, by and between Templeton Funds and Templeton Investment Management Limited, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998

   10.39 Representative    Investment   Management   Agreement   between
         Templeton Investment Counsel, Inc. and Client (ERISA), as amended

   10.40 Representative    Investment   Management   Agreement   between
         Templeton Investment Counsel, Inc. and Client (NON-ERISA), as amended


   12    Computation of Ratios of Earnings to Fixed Charges

   21    List of Subsidiaries

   23    Consent of Independent Accountants

   27     Financial Data Schedule

         * Compensatory Plan

(b)(1) Current Report on Form 8-K dated July 23, 1998 was filed on July 23, 1998 attaching Registrant's press release dated July 23, 1998 under Items 5 and 7.


(c)      See Item 14(a)(3) above.

(d) No separate financial statements are required; schedules are included in Item 8.