Form 10-Q
period 1998-12-31
FRANKLIN RESOURCES INC
filed 1999-02-12
CIK 38777

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
            [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended December 31, 1998

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

Outstanding: 252,652,244 shares, common stock, par value $.10 per share at January 31, 1999.

PART I -FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

FRANKLIN RESOURCES, INC.
Consolidated Statements of Income
Unaudited
                                                          Three months ended
                                                            December 31
(In thousands, except per share data)                 1998              1997
--------------------------------------------------------------------------------

Operating revenues:
   Investment management fees                         $330,370      $348,562
   Underwriting and distribution fees                  188,604       243,188
   Shareholder servicing fees                           45,734        37,606
   Other, net                                            2,971         3,043
--------------------------------------------------------------------------------
      Total operating revenues                         567,679       632,399
--------------------------------------------------------------------------------

Operating expenses:
   Underwriting and distribution                       163,046       205,312
   Compensation and benefits                           133,814       133,291
   Information systems, technology and occupancy        48,479        46,596
   Advertising and promotion                            28,238        27,362
   Amortization of deferred sales commissions           25,019        23,896
   Amortization of intangible assets                     9,373         8,995
   Other                                                22,805        19,505
   Restructuring charge                                 46,140             -
--------------------------------------------------------------------------------
      Total operating expenses                         476,914       464,957
--------------------------------------------------------------------------------

Operating income                                        90,765       167,442

Other income/(expenses):
   Investment and other income                          10,536        14,975
   Interest expense                                     (6,173)       (6,152)
--------------------------------------------------------------------------------
      Other income, net                                  4,363         8,823
--------------------------------------------------------------------------------

Income before taxes on income                           95,128       176,265
Taxes on income                                         26,636        45,750

--------------------------------------------------------------------------------
Net income                                             $68,492      $130,515
--------------------------------------------------------------------------------

Earnings per share:
   Basic                                                 $0.27         $0.52
   Diluted                                               $0.27         $0.52
Dividends per share                                     $0.055         $0.05



The accompanying notes are an integral part of these consolidated financial statements.






FRANKLIN RESOURCES, INC.
Consolidated Balance Sheets
Unaudited


                                                   As of            As of
                                               December 31      September 30
(In thousands)                                     1998              1998
--------------------------------------------------------------------------------

ASSETS:
Current assets:
   Cash and cash equivalents                    $634,178        $537,188
   Receivables:
      Fees from Franklin Templeton funds         212,094         204,826
      Other                                       38,628          25,773
   Investment securities,
     available-for-sale                          271,815         470,065
   Prepaid expenses and other                     20,353          22,137

-----------------------------------------------------------------------------
      Total current assets                     1,177,068       1,259,989
-----------------------------------------------------------------------------

Banking/Finance assets:
   Cash and cash equivalents                      16,992          18,855
   Loans receivable, net                         192,730         165,074
   Investment securities,
     available-for-sale                           22,122          21,847
   Other                                           3,794           4,991

-----------------------------------------------------------------------------
      Total banking/finance assets               235,638         210,767
-----------------------------------------------------------------------------

Other assets:
   Deferred sales commissions                    108,327         123,508
   Property and equipment, net                   365,093         349,229
   Intangible assets, net                      1,244,340       1,253,713
   Receivable from banking/finance group         112,989          87,282
   Other                                         154,698         195,561

-----------------------------------------------------------------------------
      Total other assets                       1,985,447       2,009,923
-----------------------------------------------------------------------------

       Total assets                           $3,398,153      $3,480,049
=============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN RESOURCES, INC.
Consolidated Balance Sheets
Unaudited                                           As of            As of
                                                December 31      September 30
(In thousands except share data)                    1998             1998
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Compensation and benefits                     $73,059        $156,253
   Commissions                                    56,170          53,174
   Income taxes                                   37,386          67,319
   Short-term debt                                58,516         117,956
   Other                                         134,589          82,691
-----------------------------------------------------------------------------
      Total current liabilities                  359,720         477,393
-----------------------------------------------------------------------------

Banking/finance liabilities:
   Deposits:
       Interest bearing                           74,569          81,615
       Non-interest bearing                        5,647           6,166
   Payable to parent                             112,989          87,282
   Other                                           8,225           3,018
-----------------------------------------------------------------------------
      Total banking/finance liabilities          201,430         178,081
-----------------------------------------------------------------------------

Other Liabilities:
   Long-term debt                                413,233         494,459
   Other                                          56,953          49,349
-----------------------------------------------------------------------------
      Total other liabilities                    470,186         543,808
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
       Total liabilities                       1,031,336       1,199,282
-----------------------------------------------------------------------------

Stockholders' equity:
   Preferred stock, $1.00 par value,
   1,000,000 shares authorized; none
    issued                                            -               -

   Common stock, $.10 par value,
   500,000,000 shares
   authorized; 252,441,498 and
   252,715,488 shares
   issued and outstanding, respectively           25,244          25,174

   Capital in excess of par value                115,038          93,033
   Retained earnings                           2,249,443       2,194,835
   Other                                          (3,517)         (4,230)
   Accumulated other comprehensive income        (19,391)        (28,045)
-----------------------------------------------------------------------------
      Total stockholders' equity               2,366,817       2,280,767
-----------------------------------------------------------------------------

       Total liabilities and
         stockholders' equity                 $3,398,153      $3,480,049
=============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN RESOURCES, INC.
Consolidated Statements of Cash Flows
Unaudited                                         Three months ended
                                                      December 31
(In thousands)                                        1998      1997
---------------------------------------------------------------------------
Net income                                         $68,492     $130,515

Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
  activities:
(Increase) decrease in receivables,
     prepaid expenses and other current assets     (39,970)      21,889
Increase in deferred sales commissions              (9,838)     (51,223)
Increase in restructuring liabilities               46,140            -
Increase in other current liabilities               18,998           32
(Decrease) increase in income taxes payable        (29,933)      28,214
Increase in commissions payable                      2,996        3,023
Decrease in compensation and benefits              (55,425)     (40,536)
Depreciation and amortization                       51,553       42,448
Losses (gains) on disposition of assets              2,546       (4,036)
---------------------------------------------------------------------------
Net cash provided by operating activities           55,559      130,326
---------------------------------------------------------------------------

Purchase of investments                            (61,671)     (74,599)
Liquidation of investments                         325,479       21,799
Purchase of banking/finance investments             (8,319)        (214)
Liquidation of banking/finance investments           7,986            -
Net (origination) collections of loans
   receivable                                      (27,792)       8,203
Purchase of property and equipment                 (31,658)     (58,058)
Proceeds from sale of property                         176       14,517
Other                                                    -       (1,424)
----------------------------------------------------------------------------
Net cash provided by (used in) investing
  activities                                        204,201     (89,776)
----------------------------------------------------------------------------

Increase (decrease) in bank deposits                (7,566)       1,662
Exercise of common stock options                       476        1,039
Dividends paid on common stock                     (12,587)     (11,345)
Purchase of common/treasury stock                   (7,113)      (2,942)
Issuance of debt                                    40,000       22,986
Payments on debt                                  (177,843)     (41,898)
----------------------------------------------------------------------------
Net cash used in financing activities             (164,633)     (30,498)
----------------------------------------------------------------------------
Increase in cash and cash equivalents               95,127       10,052
Cash and cash equivalents, beginning of
period                                             556,043      442,741
---------------------------------------------------------------------------
Cash and cash equivalents, end of period           $651,170    $452,793
---------------------------------------------------------------------------

Supplemental disclosure of non-cash information:

    Value of common stock issued in other
    transactions, principally for the
    Company's incentive plans                       $27,769     $30,595


 The accompanying notes are an integral part of these consolidated financial statements.

                        FRANKLIN RESOURCES, INC.
               Notes to Consolidated Financial Statements
                           December 31, 1998
                                   (Unaudited)

1.    Basis of Presentation

   The unaudited interim financial statements of Franklin Resources, Inc. and its consolidated subsidiaries (the "Company") included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all appropriate adjustments necessary to a fair presentation of the results of operations have been made for the periods shown. All adjustments are of a normal recurring nature. Certain prior year amounts have been reclassified to conform to current year presentation. These financial statements should be read in conjunction with the Company's audited financial statements for the fiscal year ended September 30, 1998.

2.  Restructuring

   During the first fiscal quarter of 1999, the Company announced a total estimated restructuring charge of $58 million and recorded a pretax restructuring charge of $46.1 million. Of the $46.1 million, approximately $10.8 million is expected to be paid in cash. The Company expects to record an additional $12.3 million pretax restructuring charge during the second quarter of fiscal 1999 relating to employee severance and termination benefits.

   The restructuring charges reflect the estimated future costs of achieving the benefits outlined in a restructuring plan developed and approved by management during the first quarter of fiscal 1999 and subsequently approved by the Company's Board of Directors. The plan is aimed at improving service levels and profitability, reducing costs and reprioritizing the Company's business activities.

   The components of the restructuring charge are as follows:

    (In millions)                       As of December 31, 1998
    ------------------------------------------------------------
    Asset write-down                          $31.9
    Lease termination charges                   5.8
    Other                                       8.4
    ====================================================
                                              $46.1
    ====================================================

   Asset write-down includes a discontinued investment management contract and other assets related to certain other discontinued products.

3.   Debt

   During the first quarter of fiscal 1999, interest rate swap agreements which fixed interest rates on $40 million of commercial paper, expired. The remaining interest rate swap agreements, maturing through October 2000, effectively fix interest rates on $255 million of commercial paper. The fixed rates of interest range from 6.24% to 6.645%. At quarter end, the weighted average effective interest rate, including the effect of interest-rate swap agreements, was 6.17% on approximately $431.6 million of outstanding commercial paper and medium-term notes.


4. Adoption of Statement of Financial Accounting Standards Board

   During this quarter the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes the disclosure requirements for reporting Comprehensive income in an entity's financial statements. Total Comprehensive income includes net income, unrealized gains and losses on investments and foreign currency translation adjustments. Accumulated other comprehensive income, a component of stockholders' equity, was formerly reported as "Other", and consists of total net unrealized losses on available-for-sale securities and foreign currency adjustments. There was no impact on previously reported net income arising from the adoption of SFAS 130.

      The following table shows comprehensive income for the three months ended December 31, 1998 and 1997.

    (In thousands)                                       1998          1997
    ----------------------------------------------------------------------------
    Net income                                         $68,492       $130,515
    Net unrealized gain (loss) on
       available-for-sale securities                     5,529         (6,785)
    Foreign currency translation adjustment              3,125         (9,380)
    ============================================================================
    Comprehensive income                               $77,146      $ 114,350
    ============================================================================

5. Subsequent events

   On January 4, 1999, the Company's principal distribution subsidiary began selling a new class of mutual fund shares, B shares, to the public. These shares are sold without an upfront sales charge to the shareholder. The distribution subsidiary will pay eligible third-party intermediaries a sales commission of between 3% and 4%. Shareholder redemptions will be subject to a contingent deferred sales charge of 4%, declining to 0% over a six-year period. The shares will be subject to 12b-1 fees similar to other Company products. The Company expects to finance the sales commissions through existing cash flows and other financing arrangements.

   On January 28, 1999, the Company's shareholders approved the 1998 Universal Stock Incentive Plan (the "New Plan"); similar in most respects to the Universal Stock Plan approved in 1994. The New Plan allows for stock grants to participating employees of up to a total of 10,000,000 shares.


   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  FORWARD-LOOKING STATEMENTS

   The following discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which include phrases with the type of wording further described in Part II Item 5. "Forward-Looking Statements and Risk Factors," which could cause actual results to differ materially from historical results and those presently anticipated or projected. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.


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

ASSETS UNDER MANAGEMENT
                                                       As of
                                         December 31  September 30  December 31
(In billions)                                 1998       1998       1997
-----------------------------------------------------------------------------

Franklin Templeton Group:
Equity:
   Global/international                      $92.8       $84.8      $98.3
   Domestic (U.S.)                            37.4        34.8       37.6
-----------------------------------------------------------------------------
      Total equity                           130.2       119.6      135.9
-----------------------------------------------------------------------------

Hybrid Funds <F1>                             14.5        14.0       14.9

Fixed-income:
Tax-free                                      50.9        50.5       47.0
Taxable
   Domestic (primarily U.S. Gov't.)           16.0        16.0       15.5
   Global/international                        4.0         3.7        3.8
-----------------------------------------------------------------------------
      Total fixed-income                      70.9        70.2       66.3
-----------------------------------------------------------------------------

Money funds                                    4.6         4.8        3.9

=============================================================================
Total end of period                         $220.2      $208.6     $221.0
=============================================================================
Monthly average for the three-month
   period                                   $217.0      $221.6     $220.6
=============================================================================

   <F1>  Hybrid  funds  include  asset   allocation,   balanced,   flexible  and
   income-mixed funds as defined by the Investment Company Institute. Previously these funds had been included primarily in the equity category.

   Since September 30, 1998, although redemptions have exceeded purchases in the equity funds managed by the Company, market appreciation has resulted in an increase in these assets to $130.2 billion as of December 31, 1998 and an overall increase in the Company's assets under management to $220.2 billion. Compared to December 31, 1997, the Company's assets under management at December 31, 1998 have declined slightly. As a result of turmoil in global equity markets in the preceding eighteen months, and associated market depreciation, the Company's assets under management in equity funds declined to $119.6 billion at September 30, 1998, resulting in a decline in total assets under management to $208.6 billion as of September 30, 1998.

   Equity assets now comprise 59% of total assets under management compared to 57% in September 1998 and 61% in December 1997. Fixed income funds now comprise 32% of total assets under management, as compared to 34% and 30% in September 1998 and December 1997, respectively. The shift in the Company's managed asset mix toward lower fee fixed-income products and lower average assets in the first quarter of 1999 when compared to the same quarter a year ago, has resulted in lower investment management fee revenues for the three months ended December 31, 1998, as compared to the same period a year ago.




RESULTS OF OPERATIONS

                                              Three months ended
                                                   December 31        Percent
                                               1998         1997       Change
--------------------------------------------------------------------------------
Net income (millions)                           $68.5       $130.5       (48)%
Earnings per share
     Basic                                      $0.27        $0.52       (48)%
     Diluted                                    $0.27        $0.52       (48)%
Operating margin                                  16%           26%
Operating  margin  before   restructuring
change                                            24%            -
--------------------------------------------------------------------------------


   Net income during the quarter ended December 31, 1998 decreased compared to the same quarter last year, as a result of a restructuring charge taken in the quarter as well as decreased investment management fees from reduced average assets under management. Operating margins decreased to 16% due primarily to the restructuring charge. Operating margins before the restructuring charge declined to 24% due to reduction in operating revenues associated with decreased assets under management and the changing composition of those assets.


Operating revenue

                                              Three months ended
                                                   December 31         Percent
(In millions)                                  1998         1997       Change
--------------------------------------------------------------------------------
Investment management fees                   $330.4       $348.6         (5)%
Underwriting and distribution fees            188.6        243.2        (22)%
Shareholder servicing fees                     45.7         37.6          22%
Other, net                                      3.0          3.0            -
--------------------------------------------------------------------------------
   Total operating revenues                  $567.7       $632.4        (10)%
--------------------------------------------------------------------------------

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

   The Company's effective investment management fee rate (investment management fees divided by average assets under management) decreased slightly in the quarter ended December 1998 to 0.61% compared to 0.63% in the same quarter last year, primarily due to the relative increase in lower fee fixed-income assets under management. Future changes in the composition of assets under management may affect the effective investment management fee rates earned by the Company.

   During fiscal 1998, the Company reclassified revenues relating to the distribution component of Canadian revenues from Investment management fees to Underwriting and distribution fees. The Company believes this change more closely matches revenue generated from distribution services with the expenses incurred. The quarter ended December 31, 1997 has been reclassified accordingly. Investment management fees for the quarter ended December 1998 decreased 5% over the same period last year, due to the 2% decrease in average assets under management between these periods, and to the shift to relatively lower fee fixed-income products.

   Certain subsidiaries of the Company act as distributors for its sponsored funds and receive commissions and distribution fees. Underwriting commissions are earned primarily from fund sales. Distribution fees are generally based on the level of assets under management. Underwriting and distribution fees decreased 22% over the same period last year primarily as a result of decreased mutual fund sales and average assets under management.

   Shareholder servicing fees are generally fixed charges per account that vary with the particular type of fund and the service being rendered. Shareholder servicing fees increased 22% as a result of a 28% increase in billable shareholder accounts to 10.2 million from 8.0 million a year ago and an increase in the average per account charge.

Other, net
                                              Three months ended
                                                 December 31
(In millions)                                1998          1997        Change
--------------------------------------------------------------------------------
Revenues                                    $7.1          $9.7         (27)%
Provision for loan losses                   (1.5)         (2.1)        (29)%
Interest expense                            (2.6)         (4.6)        (43)%
================================================================================
Total other, net                            $3.0          $3.0           -
================================================================================

   Other, net consists primarily of revenues from the Company's banking and finance subsidiaries, net of interest expense and the provision for loan losses. Other, net remained relatively stable in the quarter ended December 1998 compared with the same quarter last year, although each of the component parts decreased. Revenues and the provision for loan losses decreased as a result of securitization of auto loans in September 1998. Banking/finance interest expense decreased in the current quarter due to a reduction in the average borrowing requirements of the banking/finance group combined with a reduction in effective interest rates.



Operating expenses
                                                  Three months ended
                                                     December 31
(In millions)                                      1998       1997     Change
--------------------------------------------------------------------------------
Underwriting and distribution                    $163.1     $205.3      (21)%
Compensation and benefits                         133.8      133.3          -
Information systems, technology and
   occupancy                                       48.5       46.6         4%
Advertising and promotion                          28.2       27.4         3%
Amortization of deferred sales commissions         25.0       23.9         5%
Amortization of intangible  assets                  9.4        9.0         4%
Other                                              22.8       19.5        17%
Restructuring charge                               46.1          -       100%
================================================================================
   Total operating expenses                      $476.9     $465.0         3%
================================================================================

   Underwriting and distribution includes sales commissions and distribution fees paid to brokers and other third party intermediaries. The decrease in underwriting and distribution expenses was consistent with the decrease in mutual fund sales and average assets under management.

   Compensation and benefits for the quarter ended December 1998 remained at the previous year's levels. Despite an increase of 20% in the Company's workforce since this time last year, attempts at reducing temporary labor costs and overtime in the current fiscal year have been successful. The Company continues to experience upward pressure on compensation and benefits due to the effects of a very competitive labor market.

   Information systems, technology and occupancy costs increased 4% over the same period last year. During the past two years, the Company has experienced a significant increase in its workforce and has embarked upon major systems implementations, Year 2000 corrections and European Monetary Unit preparations, and has upgraded its network, desktop and Internet environments. The Company anticipates that such major systems undertakings will continue to have an impact on the Company's operating results through the year 2000 and beyond. See "Year 2000 Readiness Disclosure" below.

   Advertising and promotion expenses increased 3% over the same period last year, mainly due to increased promotional activity and new marketing campaigns.

   Amortization of deferred sales commissions increased 5% over the same period last year as cumulative sales of these products increased. Sales commissions on certain Franklin Templeton Group products sold without a front-end sales charge are capitalized and amortized over periods not exceeding four years -- the period in which management estimates that they will be recovered from distribution plan payments and from contingent deferred sales charges. Sales commissions on B shares, which were introduced in January, 1999, will be capitalized and amortized over a period not exceeding eight years. As a result of the capitalization and amortization of these charges, any decrease in sales levels will not immediately be reflected in decreased expenses.

   Restructuring charges of $46.1 million ($35.5 million, or $0.14 per diluted share after tax) were recorded with respect to a plan initiated by management during the first quarter aimed at improving service levels and profitability and reducing costs. The plan details the reprioritization of global business activities, discontinuing certain products and writing off investments and other assets related to those products. In connection with this plan, the value of one management contract, recorded as an intangible asset, was written off. The plan also recognizes efficiencies from the recent conversion of all U.S. funds onto a single shareholder record-keeping system by eliminating approximately 560 positions principally in the United States. Severance costs of approximately $12.3 million related to this element of the plan are expected in the second fiscal quarter of 1999. At the completion of these restructuring efforts, the Company's annual operating expenses are expected to decrease approximately $100 million from peak levels at the end of fiscal 1998, assuming a continuation of the current business environment.



Other income/(expenses):
                                                  Three months ended
                                                     December  31
(In millions)                                      1998       1997     Change
--------------------------------------------------------------------------------
   Investment and other income                   $10.5        $15.0    (30)%
   Interest expense                               (6.2)        (6.2)     -
================================================================================
      Other income, net                            4.3          8.8    (51)%
================================================================================

   Investment and other income for the quarter ended December 1998 decreased 30% from the same period last year. Interest income for the current quarter exceeded that earned in the prior year, due to higher average levels of investment in fiscal 1999, but this increase was offset by realized losses from the sale of investments in the current quarter, compared to realized gains in the prior year. Interest expense remained stable over the same period last year, despite a reduction in total debt in the first fiscal quarter of 1999. The reduction in expense following the paydown of debt resulting from the securitization of auto loans in September 1998 was attributed to the banking/finance group (see Other, net revenues above).

   Taxes on income

   The Company's effective income tax rate for the quarter ended December 1998 has increased to 28%, compared to 26% for the same period last year. This increase reflects the decrease in the relative contributions of foreign earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income.


   MATERIAL  CHANGES  IN  FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL
   RESOURCES

   At December 31, 1998, the Company's assets aggregated $3.4 billion, down from $3.5 billion at September 30, 1998. Stockholders' equity approximated $2.4 billion compared to approximately $2.3 billion at September 30, 1998. The increase in stockholders' equity was primarily a result of increased net income. Outstanding debt (long-term and short-term) decreased by $140.7 million (23%) at December 31, 1998, from $612.4 million at September 30, 1998.

   Cash provided by operating activities for the quarter ended December 1998 decreased 57% from $130.3 million in the same quarter last year. This decline was due mainly to lower net income in the current quarter. The decrease in net income was due to lower operating revenues and the restructuring plan, which required little incremental cash expenditure in the first quarter. The decrease in income taxes payable was due to lower taxable income in the current year. The Company sold $325.5 million of its investments in the period and used $31.7 million to purchase property and equipment, providing $204.2 million from its investing activities in the quarter. $177.8 million of these funds were used to pay down and service debt, resulting in cash used in financing activities of $164.6 million. During the quarter ended December 1998, the Company paid $12.6 million in cash dividends to stockholders.

   As  of  December  31,  1998,   the  Company  had  fixed   interest  rates  on
   approximately $415 million of its debt through its interest-rate swap agreements and its medium-term note program.

   Management expects that the principal needs for cash will be to advance sales commissions, fund property and equipment acquisitions, pay shareholder dividends and service debt. Any future increases in the Company's investment in its consumer lending activities are expected to be financed through existing debt facilities, operating cash flows, or through the securitization of a portion of the receivables from such consumer lending activities. Management believes that the Company's existing liquid assets, together with the expected continuing cash flow from operations, its borrowing capacity under current credit facilities and its ability to issue stock will be sufficient to meet its present and reasonably foreseeable cash needs.

   Year 2000 Readiness Disclosure

   In connection with the Company's preparation for the Year 2000, the Company's mission-critical securities trading systems, portfolio accounting systems and general ledger systems have now been certified as Year 2000 compliant and are currently operating in production. In addition, the Company has completed the prerequisite point-to-point and extended point-to-point testing and certification of mission-critical and non mission-critical systems necessary to participate in the Securities Industry Association ("SIA") "Streetwide Testing" to be held over five weekends beginning in March 1999.

   The Company's Year 2000 plan prioritizes the Year 2000 certification of core mission-critical information technology ("IT") systems over other IT systems and further prioritizes IT systems in general over non-IT systems. Because the Year 2000 project is an ongoing Company-wide endeavor, the state of the Company's progress changes daily. The information provided in this Form 10-Q about our Year 2000 progress is provided as of February 11, 1999.

   The  Company's  Year  2000  compliance  plan is  comprised  of  four  phases:
   Assessment, Remediation, Testing and Implementation. The Company currently plans to complete all phases of its Year 2000 plan with respect to mission-critical IT systems by September 1999 and with respect to other important systems as soon as possible thereafter, but in any event by December 31, 1999. During the quarter ended December 31, 1998, the Company completed the inventory of its end user computing systems. A number of end user computer systems were identified as mission-critical systems and the Company re-evaluated which systems it considered to be mission critical. As a result of this re-evaluation, certain systems which the Company had previously considered to be mission-critical, and which were close to certification, were removed from the pool of mission-critical systems. In addition, certain end user computing systems that had not yet been assessed were added to the pool of mission-critical systems. Together, these changes caused the completion percentage of mission-critical systems in the categories of Testing and Implementation to remain at the same level as was reported for the quarter ended September 30, 1998.

      Phase of          % of Mission
      Project           Critical Complete
      -----------------------------------
      Assessment              95%
      Remediation             79%
      Testing                 30%
      Implementation          30%

  The non mission-critical systems of the Company are either maintained by the Company's Information Systems & Technology ("IS&T") department or are end user systems. These systems are prioritized with "high", "medium" or "low" in the Company's Year 2000 plan. The IS&T systems have been given high priority, while the end user systems have been given lower priorities. The percentages below include only the IS&T-managed systems, which represent approximately 95 systems.

      Phase of          % of Non Mission Critical
      Project           IS&T Systems Complete
      -------------------------------------------
      Assessment             100%
      Remediation             99%
      Testing                 82%
      Implementation          74%

   During the past quarter, the Company's Canadian subsidiary, Templeton Management Limited, was asked by the Ontario Securities Commission to participate in industry-wide testing in Canada. In order to complete work to allow participation in this testing, the Company delayed planned Year 2000 certification of a key mission critical system in Canada, the shareholder management system. However, the Company believes that this system is Year 2000 compliant and currently plans to complete certification of this system in March 1999.

   The Company experienced some delays in its Year 2000 plan during the quarter because of the need to devote employee and system resources to the successful implementation of the Euro on January 1, 1999 and the Company's first offering of B shares, which began on January 4, 1999. The Company is currently in the process of testing one of its most mission-critical systems, the domestic transfer agency system. This system and related subsystems make up approximately 17% of the Company's mission critical systems. Although the Company is behind its original schedule in this testing due to various delays, the Year 2000 certification of this system is progressing, including testing of related sub-systems. No material problems have been encountered to date.

   Non-IT Systems. Other than third-party long distance telephone and data lines and public utility electrical power, the Company's business operations are not heavily dependent on non-IT components or systems, and none of the Company's mission-critical systems is a non-IT system. The Company estimates that it has completed assessment of approximately 90% of the Company-owned or -managed non-IT components, and approximately 50% to 75% of third-party owned components, including building, mechanical, air conditioning, electrical and security systems. Based on the Company's assessment to date and information received from third parties, the majority of the Company's non-IT systems will not require remediation. With the exception of potential general public utility problems, the Company does not expect to experience any material effects related to the Year 2000 compliance of non-IT systems.

   Third Parties and Year 2000. The Company's business operations are heavily dependent upon a complex worldwide network of IT systems that are owned and managed by third parties; including data feeds, trading systems, securities transfer agent operations and stock market links. The Company has contacted all of its major external suppliers of goods, services and data (other than suppliers of electricity or long distance data and voicelines) to assess their compliance efforts and the Company's exposure in the event of a failure of third-party compliance efforts. The Company is in the process of validating and reviewing the responses received to date from these suppliers of mission-critical systems and in some cases is seeking additional information, written assurances of certification, or test scripts. As of February 11, 1999, no mission-critical third-party supplier had informed the Company that it would not be Year 2000 compliant by the millenium date.

   Cost Estimates. The total estimated costs associated with the required modifications to become Year 2000 compliant range from $50 million to $60 million, not all of which is incremental to the Company's operations. The estimated costs consist mainly of internal and third-party labor costs which are expensed as incurred. The total amount expended on the project through December 31, 1998 was approximately $20.6 million. The Company's estimates of the total costs to complete the Year 2000 project will continue to be refined in future periods. As is indicated in the analysis above, approximately 60% to 66% of the expected costs of the Year 2000 project have not yet been incurred. The Company believes that its existing liquid assets, together with expected cash flow from operations, combined with its borrowing capacity under existing credit facilities will be sufficient to fund anticipated expenditures.

   Contingency Planning. The Company is beginning to develop a contingency plan, including identification of those mission-critical systems for which it is practical to develop a contingency plan. The Company currently plans to complete its contingency plan in September 1999. However, in an operation as complex and geographically distributed as the Company's business there are limited alternatives to certain of its mission-critical systems or public utilities. If certain public utilities or mission-critical systems are not made Year 2000 compliant or fail, there would be a material adverse impact upon the Company's business, financial condition and results of operations. Although the Company is investigating alternative solutions, it is unlikely that any adequate contingency plan can be developed for such failures.

   European Monetary Unit (the "Euro")

   In December 1998, the Company successfully converted its international computer applications software and its business operations to enable transaction processing and record keeping using the Euro, and has experienced no material adverse impact as a result. Many of the Company's managed funds and financial products have substantial investments in countries whose currencies eventually will be completely replaced by the Euro. All aspects of the Company's investment process, including trading, foreign exchange, payments, settlements, cash accounts, custodial accounts and accounting have been affected by the implementation of the Euro (the "Euro Issue").

   Because the use of the Euro will be phased-in over several years, the Company is not presently able to assess the cost impact of the Euro Issue on the Company, but does not presently anticipate that it will have a material adverse effect on the Company's cash flows, operations or operating results. The Company is generally expensing costs incurred relating to the Euro Issue during the period in which they are incurred.

   Specific Risks Associated with the Year 2000 and the Euro.

   The Company's ability to manage the Year 2000 Problem and the Euro Issue are subject to uncertainties beyond its control that could cause actual results to differ materially from what has been discussed above. The Company could become subject to legal claims in the event of any Year 2000 or Euro problem in the Company's business operations. In addition, the Company and its subsidiaries are subject to regulation by various governmental authorities which could impose sanctions or fines or cause the Company to cease certain operations in the event its systems are not Year 2000 compliant. Also, investors concerned about the Year 2000 Problem or the Euro Issue could withdraw monies from the Company's funds resulting in a decline in assets under management which could have a material adverse effect upon the Company's business, financial condition and results of operations.

   Factors that could influence the effect of the Year 2000 Problem include the success of the Company in identifying systems and programs that are affected by the Year 2000 Problem (for example, it is possible that the SIA testing may reveal connectivity problems between the Company's systems and those of third parties). Other facts include the nature and amount of testing, remediation, programming, installation and systems work required to upgrade or to replace each of the affected programs or systems; the rate, magnitude and availability of related labor and consulting costs; the success of the Company in correcting its internal systems and the success of the Company's external partners and suppliers in addressing their respective Year 2000 Problems.

   The failure of organizations such as those mentioned above under "Third Parties and Year 2000" to resolve their own issues with respect to the Year 2000 Problem could have a material adverse effect on the Company's business, financial condition and results of operations.

   In addition, the establishment of the Euro may result in market volatility, expose investments to currency risk due to fluctuations in multiple currencies, change the economic environment and behavior of investors, or change the competitive environment for the Company's business in Europe. Similarly, companies operating in more than one country, such as the Company, may gain or lose competitive advantages because of the Euro in ways that are not predictable. It is not currently possible to predict the impact of the Euro on the business or financial condition of European issuers which Company-sponsored funds may hold in their portfolios or the impact on the value of fund shares.


   Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

   During the last fiscal year the balance of loans receivable for the Company's banking and finance subsidiaries constituted less than 10% of corporate assets. The Company considered the potential impact on consolidated results from a reasonably possible near-term movement in interest rates and judged that this impact would not be material.


   PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings


   The Company has previously reported a complaint filed in September 1998 in the U.S. District Court for the Southern District of Florida, against Templeton Asset Management, Ltd., an indirect wholly-owned subsidiary of the Company and the investment manager of the closed-end investment company, Templeton Vietnam Opportunities Fund, Inc. (now known as Templeton Vietnam and Southeast Asia Fund, Inc.); certain of the fund's officers and directors; the Company; and Templeton Worldwide, Inc., a Company subsidiary.

   On January 8, 1999 the Company and the other defendants moved to dismiss the complaint, captioned Richard Waksman, plaintiff on behalf of himself and all others similarly situated v. Templeton Asset Management Ltd., et al., (Civil Action No.98-7059) on various legal grounds, including the fact that the lawsuit mischaracterizes the "fundamental policies" of the Fund and fails to acknowledge the basic investment objective of the Fund to pursue long-term capital appreciation. Management believes that this lawsuit is without merit and intends to defend this action vigorously.

   Other than as stated above, there have been no material developments in the litigation previously reported in the Form 10-K/A of the Company filed with the SEC on December 29, 1998.

   In addition, the Company is involved from time to time in litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company's business or financial position.


   Item 5. Other Information

   FORWARD-LOOKING STATEMENTS AND RISK FACTORS

   When used in this Form 10-Q and in future filings by the Company with the SEC, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All assumptions, anticipations, expectations and forecasts contained herein are forward-looking statements that involve risks and uncertainties. Discussions in "MD&A" about the anticipated effects of the Company's restructuring initiative, estimated completion dates for phases of the Company's Year 2000 plan, related cost estimates, statements about possible effects of the Year 2000 Problem and the Euro Issue, and possible contingency plans are also "forward-looking statements." Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and should be read in conjunction with the risk disclosure below. The Company wishes to advise readers that the factors listed below could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

   The Company will not undertake and specifically declines any obligation to release publicly the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

   General Factors

   The ability of the Company to achieve the expected benefits of the restructuring plan, including improved service levels and profitability and cost reductions, is not certain and depends in part upon the Company's ability to make certain internal operational changes and also upon world economic and market conditions.

   The Company's revenues and income are derived primarily from the management of a variety of financial services products. As discussed above, the financial services industry is highly competitive. Such competition could negatively impact the Company's market share, which could impact assets under management, from which the bulk of the Company's revenues and income arise.

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

   The Company's assets under management include a significant number of global equities, which increase the volatility of the Company's managed portfolios and its revenue and income streams. From 1992 until mid-1998, equity investments increased as a percentage of the Company's assets under management. The shift in the Company's asset mix from primarily fixed-income to a combination of fixed-income and global equities has increased the possibility of volatility in the Company's managed portfolios due to the increased percentage of equity investments managed. Declines in global securities markets that affect the value of these equities, recently have caused and in the future will cause, revenue declines and may have a material adverse impact on the Company's business, financial condition and results of operations. In addition, the Company derives higher revenues and income from its equity assets and therefore shifts in assets from equity to fixed-income would have an adverse impact on the Company's income and revenues.

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

     As a result of increased competitive pressures, in January 1999 the Company implemented a new share structure using Class A, B and C shares in many of its funds. Class B shares have not previously been offered by the Company, and shares previously sold as "Class II shares" are now termed Class C shares. Both Class B and C shares require certain charges to be paid by the Company or a subsidiary of the Company to third-party intermediaries, which creates a significant cash requirement. Past sales of Class C shares, which were first introduced in 1995, have caused distribution expenses to exceed distribution revenues for certain products and put increasing pressure on the Company's profit margins. In addition, sales of Class C shares have increased relative to the Company's overall sales, resulting in higher distribution expenses. The Company anticipates that it will be able to finance these charges from its existing cash flows and other financing arrangements. If the Company is unable to fund commissions on Class B or C shares using existing cash flow and debt facilities, the Company's liquidity could be negatively impacted and additional funding will be necessary. Past sales of Class C shares are not necessarily indicative of future sales volume, and future sales of Class B or C shares may be lower or higher than sales of other types of share classes as a result of changes in investor demand or lessened or unsuccessful sales efforts by the Company.

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

Exhibit 10.1     Representative Variable Insurance Fund Fund
                 Participation Agreement among Templeton Variable
                 Products Series Fund or Franklin Valuemark Fund,
                 Franklin Templeton Distributors, Inc. and an insurance company

Exhibit 11       Computations of per share earnings

Exhibit 12       Computations of ratios of earnings to fixed charges

Exhibit 27 Financial Data Schedule. (Filed with the Securities and Exchange Commission only)


(b)              Reports on Form 8-K:

      (i) Form 8-K dated October 23, 1998 reporting under Item 5 "Other Events" the filing of an earnings press release by the Registrant on October 23, 1998 and including said press release as an Exhibit under Item 7 "Financial Statements and Exhibits".





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                FRANKLIN RESOURCES, INC.
                                Registrant


Date: February 11, 1999        /S/ Martin L. Flanagan

                               MARTIN L. FLANAGAN
                               Senior Vice President,
                               Chief Financial Officer