Form 10-Q
period 1999-03-31
FRANKLIN RESOURCES INC
filed 1999-05-12
CIK 38777

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
            [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended March 31, 1999

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

Outstanding: 252,115,025 shares, common stock, par value $.10 per share at April 30, 1999.

PART I -FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

FRANKLIN RESOURCES, INC.
Consolidated Statements of Income
Unaudited
                                    Three months ended     Six months ended
 (In thousands except per share          March 31              March 31
  data)
------------------------------------------------------------------------------
                                         1999       1998      1999        1998
Operating revenues:
Investment management fees           $322,419   $351,240   $652,789   $699,802
Underwriting and distribution
  fees                                178,406    278,622    367,010    521,810
Shareholder servicing fees             47,762     39,399     93,496     77,005
Other                                   5,484      4,430      8,455      7,473
------------------------------------------------------------------------------
Total operating revenues              554,071    673,691  1,121,750  1,306,090
------------------------------------------------------------------------------
Operating expenses:
Underwriting and distribution         153,300    242,406    316,346    447,718
Compensation and benefits             128,816    132,744    262,630    266,035
Information systems, technology
  and occupancy                        52,111     45,862    100,590     92,458
Advertising and promotion              25,393     31,243     53,631     58,605
Amortization of deferred sales         22,963     26,525     47,982     50,421
commissions
Amortization of intangible assets       9,283      8,949     18,656     17,944
Other                                  18,770     22,538     41,575     42,043
Restructuring charges                  12,315          -     58,455          -
------------------------------------------------------------------------------
Total operating expenses              422,951    510,267    899,865    975,224
------------------------------------------------------------------------------

Operating income                      131,120    163,424    221,885    330,866

------------------------------------------------------------------------------

Other income (expense):
Investment and other income            14,490     11,596     25,026     26,571
Interest expense                       (4,776)    (3,826)   (10,949)    (9,978)

------------------------------------------------------------------------------
Other income (expense), net             9,714      7,770     14,077     16,593

------------------------------------------------------------------------------


Income before taxes on income         140,834    171,194    235,962    347,459

Taxes on income                        38,363     44,525     64,999     90,275

------------------------------------------------------------------------------

Net income                           $102,471   $126,669   $170,963   $257,184
==============================================================================

Earnings per share:
     Basic                              $0.41      $0.50      $0.68      $1.02
     Diluted                            $0.41      $0.50      $0.68      $1.02

Dividends per share                    $0.055      $0.05      $0.11      $0.10

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN RESOURCES, INC.
Consolidated Balance Sheets



                                             Unaudited     September
                                              March 31            30
(In thousands)                                    1999          1998
------------------------------------------------------------------------

ASSETS:
Current assets:
   Cash and cash equivalents                  $620,146      $537,188
   Receivables:
      Fees from Franklin Templeton funds       209,626       204,826
      Other                                     24,646        25,773
   Investment securities,
      available-for-sale                       379,854       470,065
   Prepaid expenses and other                   22,393        22,137

-------------------------------------------------------------------------
      Total current assets                   1,256,665     1,259,989
-------------------------------------------------------------------------

Banking/Finance assets:
   Cash and cash equivalents                    11,174        18,855
   Loans receivable, net                       216,807       165,074
   Investment securities,
      available-for-sale                        16,845        21,847
   Other                                         3,714         4,991

-------------------------------------------------------------------------
      Total banking/finance assets             248,540       210,767
-------------------------------------------------------------------------

Other assets:
   Deferred sales commissions                  104,461       123,508
   Property and equipment, net                 363,934       349,229
   Intangible assets, net                    1,221,342     1,253,713
   Receivable from banking/finance group       137,774        87,282
   Other                                       126,091       195,561

-------------------------------------------------------------------------
      Total other assets                     1,953,602     2,009,293
-------------------------------------------------------------------------

       Total assets                          $3,458,807    $3,480,049
=========================================================================

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN RESOURCES, INC.
Consolidated Balance Sheets

                                               Unaudited
                                                March 31    September 30
(In thousands except share data)                    1999            1998
-----------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Compensation and benefits                     $99,640        $156,253
   Commissions                                    55,845          53,174
   Income taxes                                   33,317          67,319
   Short-term debt                                58,730         117,956
   Other                                         118,251          82,691
-----------------------------------------------------------------------------
      Total current liabilities                  365,783         477,393
-----------------------------------------------------------------------------

Banking/finance liabilities:
   Deposits:
       Interest bearing                           56,750          81,615
       Non-interest bearing                        8,762           6,166
   Payable to parent                             137,774          87,282
   Other                                           9,087           3,018
-----------------------------------------------------------------------------
      Total banking/finance liabilities          212,373         178,081
-----------------------------------------------------------------------------

Other Liabilities:
   Long-term debt                                391,268         494,459
   Other                                          43,440          49,349
-----------------------------------------------------------------------------
      Total other liabilities                    443,708         543,808
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
       Total liabilities                       1,012,864       1,199,282
-----------------------------------------------------------------------------

Stockholders' equity:
   Preferred stock, $1.00 par value,
   1,000,000 shares authorized; none issued            -               -

   Common stock, $.10 par value,
   500,000,000 shares authorized;
   252,129,204 and 251,741,578 shares
   issued and outstanding, respectively           25,213          25,174

   Capital in excess of par value                103,822          93,033
   Retained earnings                           2,338,044       2,194,835
   Other                                          (4,509)         (4,230)
   Accumulated other comprehensive
     income                                      (16,627)        (28,045)
-----------------------------------------------------------------------------
      Total stockholders' equity               2,445,943       2,280,767
-----------------------------------------------------------------------------

      Total liabilities and
        stockholders' equity                  $3,458,807      $3,480,049
=============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN RESOURCES, INC.
Consolidated Statements of Cash Flows                    Six months ended
Unaudited                                                     March 31
(In thousands)                                         1999           1998
------------------------------------------------------------------------------
Net income                                         $170,963       $257,184
Adjustments to reconcile net income to net
   cash provided by operating activities:
Increase in receivables,
   prepaid expenses and other current assets        (32,448)       (30,786)
Increase in deferred sales commissions              (28,935)       (75,994)
Increase in other current liabilities                12,038         12,336
Increase in restructuring liability                  24,703              -
(Decrease) increase in income taxes payable         (34,002)         2,014
Increase in commissions payable                       2,671          9,805
Decrease in compensation and benefits               (25,305)       (15,500)
Depreciation and amortization                       114,074         88,890
Losses (gains) on disposition of assets               1,171         (5,530)
------------------------------------------------------------------------------
Net cash provided by operating activities           204,930        242,419
------------------------------------------------------------------------------

Purchase of investments                            (289,507)       (91,955)
Liquidation of investments                          482,007         36,525
Purchase of banking/finance investments             (16,222)          (215)
Liquidation of banking/finance investments           21,146              -
Net (origination) collection of
    banking/finance loans receivable                (51,726)         6,361
Purchase of property and equipment                  (47,839)       (80,353)
Proceeds from sale of property                        2,635         14,517
Other                                                     -         (1,424)
------------------------------------------------------------------------------
Net cash provided by (used in) investing
    activities                                      100,494       (116,545)
------------------------------------------------------------------------------

Decrease in bank deposits                           (22,270)        (7,098)
Exercise of common stock options                        476          2,791
Dividends paid on common stock                      (26,473)       (23,979)
Purchase of Company stock                           (23,459)        (2,942)
Issuance of debt                                     40,030         55,597
Payments on debt                                   (198,451)       (47,502)
------------------------------------------------------------------------------
Net cash used in financing activities              (230,147)       (23,133)
------------------------------------------------------------------------------
Increase in cash and cash equivalents                75,277        102,741
Cash and cash equivalents, beginning of
    period                                          556,043        442,741
------------------------------------------------------------------------------
Cash and cash equivalents, end of period           $631,320       $545,482
==============================================================================

Supplemental disclosure of non-cash information:
   Value of common stock issued, principally
    for the Company's incentive plans               $33,014        $36,988

The accompanying notes are an integral part of these consolidated financial statements.

                         FRANKLIN RESOURCES, INC.
                Notes to Consolidated Financial Statements
                              March 31, 1999
                                   (Unaudited)

1. Basis of Presentation
   ---------------------

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


2. Restructuring
   -------------
   During the quarter ended December 31, 1998, the Company adopted a restructuring plan estimated to cost approximately $58 million and designed to reduce costs, improve service levels and reprioritize the Company's business activities. During that quarter, the Company recorded a pretax charge of $46.1 million in connection with the plan. Additionally, during the quarter ended March 31, 1999, the Company recorded a second and final restructuring pretax charge of $12.3 million, also in connection with the plan. Approximately 80% of the total estimated charges are expected to be utilized during the current fiscal year. As of March 31, 1999, the Company has utilized $33.7 million of the total estimated charges. Approximately $9.5 million of the amounts utilized represented cash payments. The remaining balance of $24.7 million is included in other current liabilities. See the table below.


                        Balance at     Additional  Restructuring      Balance
                          December  restructuring      liability        March
   (In millions)          31, 1998      liability       utilized     31, 1999
   ---------------------------------------------------------------------------

   Asset write-down          $31.9              -        $(25.5)         $6.4
   Employee severance and
      termination benefits       -          $12.3          (7.0)          5.3
   Lease termination charges
      and other               14.2              -          (1.2)         13.0
   ---------------------------------------------------------------------------
   Total                     $46.1          $12.3        $(33.7)        $24.7
   ===========================================================================

   The material portion, $31.9 million, of the anticipated total restructuring charges of approximately $58.4 million was for asset write-downs related to discontinued products. More specifically, these charges were primarily for the write-off of intangible and other assets with respect to the termination of investment management agreements related to several off-shore investment products and several domestic retail products. The products in question have either been terminated or are in the process of termination. The largest single write-down was for $13.7 million of intangible assets related to an offshore non-retail product.


   The other significant component, $12.3 million, of the estimated total restructuring charges was for severance and termination benefits with respect to efficiencies made possible by the Company's conversion to one shareholder servicing system. Approximately 560 positions, or 7% of the Company's workforce at December 31, 1998, will be eliminated. Although the reductions were announced during first quarter, the charge was not recognized until second quarter when the affected employees were notified. The majority of affected employees had left the Company at March 31, 1999.


3. Debt
   ----
   At March 31, 1999 the Company had interest rate swap agreements, maturing through October 2000, which effectively fix interest rates on $250.6 million of commercial paper. The fixed rates of interest range from 6.24% to 6.65%. At March 31, 1999, the weighted-average effective interest rate, including the effect of interest-rate swap agreements, was 6.30% on approximately $450.0 million of outstanding debt.


4. Earnings per share
   ------------------
   Earnings per share were computed as follows:

                                    Three months ended        Six months ended
                                         March 31                  March 31
   (In thousands except per
    share amounts)                    1999       1998          1999       1998
   ----------------------------------------------------------------------------

   Net income                     $102,471   $126,669      $170,963   $257,184
   ============================================================================

   Weighted-average shares
      outstanding - basic          252,189    252,860       252,025    252,682
   Incremental shares from
      assumed conversions              390        198           779        499
   ============================================================================
   Weighted-average shares
      outstanding-diluted          252,579    253,058       252,804    253,181
   ============================================================================

   Earnings per share:
      Basic                          $0.41      $0.50         $0.68      $1.02
      Diluted                        $0.41      $0.50         $0.68      $1.02
   ----------------------------------------------------------------------------


5. Adoption of Statement of Financial Accounting Standards Board
   -------------------------------------------------------------
   During the quarter ended December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes the disclosure requirements for reporting comprehensive income in an entity's financial statements. Total comprehensive income includes net income, unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments.

   These amounts were formerly reported as "Other" within Stockholders' equity and are now reported under "Accumulated other comprehensive income." Items relating to movements in the Company's stock, such as deferred compensation in the form of restricted stock, remain in "Other" within Stockholders' equity. There was no impact on previously reported net income arising from the adoption of SFAS 130.

   Comprehensive income for the three- and six-month periods ended March 31, 1999 was as follows:

                                    Three months ended        Six months ended
                                          March 31                  March 31
   (In thousands)                     1999       1998          1999       1998
   ----------------------------------------------------------------------------

   Net income                     $102,471   $126,669      $170,963   $257,184
   Net unrealized gain (loss)
     on available-for-sale
     securities                      4,863      6,191        10,392       (594)
   Foreign currency translation
     adjustments                    (2,099)     1,515         1,026     (7,865)
   ----------------------------------------------------------------------------
   Comprehensive income           $105,235   $134,375      $182,381   $248,725
   ============================================================================


   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   FORWARD-LOOKING STATEMENTS

   The following discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which include phrases with the type of wording further described in Part II Item 5, "Forward-Looking Statements and Risk Factors," which could cause actual results to differ materially from historical results and those presently anticipated or projected. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

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

   ASSETS UNDER MANAGEMENT
                                     March 31          March 31
   (In billions)                         1999              1998
   ----------------------------------------------------------------
   Franklin Templeton Group:
   Equity:
      Global/international              $91.4            $111.7
      Domestic (U.S.)                    37.4              45.9
  ----------------------------------------------------------------
         Total equity                   128.8             157.6
  ----------------------------------------------------------------

  Hybrid funds <F1>                      10.7              12.5

  Fixed-income:
  Tax-free                               51.6              48.1
  Taxable
     Domestic (primarily
        U.S. Gov't.)                     16.1              15.7
     Global/international                 4.0               4.1
  ----------------------------------------------------------------
        Total fixed-income               71.7              67.9
  ----------------------------------------------------------------

  Money funds                             4.8               4.0

  ----------------------------------------------------------------
  Total end of period                  $216.0            $242.0
  ================================================================
  Monthly average for
     the three-month period            $216.4           $229.4
  ----------------------------------------------------------------
  Monthly average for
     the six-month period              $216.2           $225.6
  ================================================================

  <F1> Hybrid funds include asset allocation,  balanced,  flexible and income-mixed funds as defined by the Investment Company Institute. Periods prior to March 31, 1999 have been restated to reflect the reclassification of certain funds to Domestic Equity from the Hybrid category.


  Assets under the Company's management at March 31, 1999 decreased by $26.0 billion (11%) from March 31, 1998. During the three- and six-month periods ended March 31, 1999, redemptions have exceeded purchases in the equity funds managed by the Company. Market appreciation for these assets has partially offset this trend during the most recent three- and six-month periods.

  Equity assets now comprise 60% of total assets under management compared to 65% at March 31, 1998. Fixed income funds now comprise 33% of total assets under management, as compared to 28% at March 31, 1998. The shift in the Company's managed asset mix toward lower fee fixed-income products and lower average assets has resulted in lower investment management fee revenues for the three- and six-month periods ended March 31, 1999, as compared to the same periods a year ago.

  RESULTS OF OPERATIONS

  Results of operations

  (In millions               Three months ended           Six months ended
   except per share               March 31                       March 31
   amounts)              1999     1998    Change     1999     1998    Change
  ----------------------------------------------------------------------------
  Net income           $102.5   $126.7     (19)%   $171.0   $257.2     (34)%
  Earnings per share
     Basic              $0.41    $0.50     (18)%    $0.68    $1.02     (18)%
     Diluted            $0.41    $0.50     (18)%    $0.68    $1.02     (33)%

  Operating margin        24%      24%                20%      25%
  Operating margin
     before restructuring
     charges              26%       -                 25%       -
  ----------------------------------------------------------------------------

  Net income during the three- and six-month periods ended March 1999 decreased compared to the same periods last year, as a result of the restructuring charge as well as decreased investment management fees from reduced average assets under management. Operating margins before the restructuring charges for the three-months ended March 31, 1999 increased primarily due to the Company's successful efforts to reduce operating expenses following the implementation of the restructuring plan described below.

  Operating revenues

                             Three months ended          Six months ended
                                  March 31                    March 31
  (In millions)          1999     1998    Change      1999      1998      Change
  ------------------------------------------------------------------------------
  Investment
     management fees   $322.4   $351.3      (8)%    $652.8    $699.8        (7)%
  Underwriting and
     distribution fees  178.4    278.6     (36)%     367.0     521.8       (30)%
  Shareholder
     servicing fees      47.8     39.4      21%       93.5      77.0         21%
  Other, net              5.5      4.4      25%        8.5       7.5         13%
  ------------------------------------------------------------------------------
  Total operating
     revenues          $554.1   $673.7     (18)%  $1,121.8  $1,306.1       (14)%
  ==============================================================================

  Investment management fees, the largest component of the Company's operating revenues, are generally calculated under fixed-fee arrangements, as a percentage of the value of assets under management. The Company's investment management fee revenues are generally affected by market appreciation or depreciation in assets under management as well as the flow of funds into or out of these portfolios. There have been no significant changes in the investment management fee structures for the Franklin Templeton Group in the periods under review.

  The Company's effective investment management fee rate (investment management fees divided by average assets under management) decreased slightly in the quarter ended March 1999 to 0.60% compared to 0.61% in the same quarter last year, primarily due to the relative increase in lower fee fixed-income assets under management. Future changes in the composition of assets under management may affect the effective investment management fee rates earned by the Company.

  Certain subsidiaries of the Company act as distributors for its sponsored funds and receive commissions and distribution fees. Underwriting commissions are earned primarily from fund sales. Distribution fees are generally based on the level of assets under management. Underwriting and distribution fees decreased 36% and 30% over the same three- and six-month periods last year primarily as a result of decreased mutual fund sales and average assets under management.

  Shareholder servicing fees are generally fixed charges per account that vary with the particular type of fund and the service being rendered. During the periods under review, shareholder servicing fees increased as a result of an increase in billable shareholder accounts to 10.7 million from 8.2 million a year ago and an increase in the average per account charge. In accordance with agreements with the majority of funds in the Franklin Templeton Group, closed accounts remain billable through the third quarter of each fiscal year at a reduced fee level. At March 31, 1999, therewere 2.2 million of such accounts.


  Other, net

                             Three months ended          Six months ended
                                  March 31                    March 31
  (In millions)          1999     1998    Change      1999      1998      Change
  ------------------------------------------------------------------------------
    Revenues             $9.2    $10.4     (12)%     $16.2     $20.1       (19)%
    Provision for
     loan losses         (1.0)    (1.6)    (38)%      (2.6)     (3.6)      (28)%
    Interest expense     (2.7)    (4.4)    (39)%      (5.1)     (9.0)      (43)%

  ------------------------------------------------------------------------------
    Total other, net     $5.5     $4.4      25%       $8.5      $7.5        13%
  ==============================================================================


  Other, net consists primarily of revenues from the Company's banking and finance subsidiaries, net of interest expense and the provision for loan losses. Other, net increased slightly in the periods ended March 31, 1999 compared with the same periods last year, although each of the component parts decreased. The revenues and the provision for loan losses of the banking and finance subsidiaries have decreased in the current three- and six-month periods as a result of the securitization of $134.3 million of consumer auto loans that took place during September 1998. The Company excludes securitized loans and the related allowance for loan losses from its balance sheet, and excludes the associated interest revenues and provision for loan losses from its results of operations. Banking/finance interest expense decreased in the current periods due to a reduction in the average borrowing requirements of the banking/finance group combined with a reduction in effective interest rates.

  Operating expenses


                             Three months ended          Six months ended
                                  March 31                    March 31
  (In millions)          1999     1998    Change      1999      1998      Change
  ------------------------------------------------------------------------------
  Underwriting and
     distribution      $153.3   $242.4     (37)%    $316.3    $447.7       (29)%
  Compensation and
     benefits           128.8    132.8      (3)%     262.6     266.0        (1)%
  Information systems,
     technology and
     occupancy           52.1     45.9      14%      100.6      92.5         9%
  Advertising and
     promotion           25.4     31.3     (19)%      53.6      58.6        (9)%
  Amortization of
     deferred sales
     commissions         23.0     26.5     (13)%      48.0      50.4        (5)%
  Amortization of
     intangible assets    9.3      8.9       4%       18.7      18.0         4%
  Other                  18.8     22.5     (16)%      41.6      42.0        (1)%
  Restructuring
     charges             12.3        -     100%       58.5         -       100%
  ------------------------------------------------------------------------------
     Total operating
        expenses       $423.0   $510.3     (17)%    $899.9    $975.2        (8)%
  ==============================================================================

  Underwriting and distribution includes sales commissions and distribution fees paid to brokers and other third party intermediaries. The decrease in underwriting and distribution expenses was consistent with the decrease in net mutual fund sales and average assets under management. Net mutual fund sales declined 36% and 33% in the three- and six-month periods ended March 31, 1999 compared to the same periods a year ago.

  Compensation and benefits decreased 3% and 1%, respectively, from the same three- and six-month periods in 1998. The decreases were due to the preliminary effects of the reduction in the Company's workforce in accordance with the restructuring plan described below. Affected employees were notified on January 14, 1999, and the majority had left the Company by March 31, 1999, although some will remain through June 1999. The Company continues to experience upward pressure on compensation and benefits due to the effects of a very competitive labor market.

  Information systems, technology and occupancy costs increased 14% and 9%, respectively, from the same three- and six-month periods in 1998. These increases were due to expenditures on major systems implementations, Year 2000 corrections and European Monetary Unit conversions. The Company anticipates that such major systems undertakings will continue to have an impact on the Company's operating results through the year 2000 and beyond. See "Year 2000 Readiness Disclosure" below.

  Advertising and promotion expenses decreased over the same periods last year, mainly due to reduced promotional activity.

  Amortization of deferred sales commissions decreased 13% and 5% over the same three- and six-month periods in 1998. Sales commissions on certain Franklin Templeton Group products sold without a front-end sales charge are capitalized and amortized over periods not exceeding eight years-the period in which management estimates that they will be recovered from distribution plan payments and from contingent deferred sales charges. Reduced sales in fiscal 1999 have led to some reductions in deferred sales commissions and their related amortization.

  During the three- and six-month periods ended March 31, 1999, the Company recognized pretax restructuring charges of $12.3 million and $58.4 million (or $0.03 and $0.17 per diluted share after tax), respectively. These charges were related to a plan announced and initiated by management in the first quarter of fiscal 1999. See Note 2 to the financial statements. The Company does not expect to incur any additional charges with respect to the plan during fiscal 1999.

  Of the $58.4 million estimated total restructuring charges, approximately 80% are expected to be utilized during the current fiscal year. The anticipated lost revenues associated with discontinued products are not expected to have a material impact on ongoing results of operations. The net impact of the restructuring plan is also not expected to have a material impact on the results of operations for the current fiscal year or the results of any one geographic region or product line.

  The $12.3 million charge recognized during the quarter ended March 31, 1999 was for severance and termination benefits related to the elimination of approximately 560 positions or 7% of the Company's workforce. Although the reductions were announced during first quarter, the charge was not recognized until second quarter when the affected employees were notified. The elimination of these positions was made possible primarily by the Company's conversion to one shareholder servicing system in the United States.

  At the  completion  of  these  restructuring  efforts,  the  Company's  annual operating expenses are expected to decrease approximately $100 million from peak levels in fiscal 1998, assuming a continuation of the business environment at the time of the restructuring. The operating expense savings in future periods are based on an analysis of current business activities and a variety of cost-savings measures. A substantial portion of these anticipated savings are expected to come from decreased employee and occupancy costs as a result of the reduction in the workforce discussed above. In the three months ended March 31, 1999 the Company had begun to see some reduction in operating expenses as a result of the restructuring.


  Other income/(expenses):

                             Three months ended          Six months ended
                                  March 31                    March 31
  (In millions)          1999     1998    Change      1999      1998      Change
  ------------------------------------------------------------------------------
  Investment and        $14.5    $11.6       25%     $25.0     $26.6        (6)%
     other income
  Interest expense       (4.8)    (3.8)      26%     (10.9)    (10.0)        9%
  ------------------------------------------------------------------------------
  Other
     income/(expenses)   $9.7     $7.8       24%     $14.1     $16.6       (15)%
  ==============================================================================

  Interest income exceeded that earned in the prior year, due to higher average levels of investment securities in fiscal 1999. Interest expense increased over the same periods a year ago due to an increase in the weighted-average cost of borrowing and a decrease in capitalized construction period interest. The increases were partially offset by a reduction in debt used to finance operations. During the same periods, debt used to finance consumer auto loans also decreased resulting in lower interest expense for the banking/finance group. (See Other, net revenues above).

  Taxes on income

  The Company's effective income tax rate for the six months ended March 1999 has increased to 28% compared to 26% for the same period last year. This increase reflects the decrease in the relative contributions of foreign earnings that are subject to reduced tax rates and not currently included in U.S. taxable income.


  MATERIAL   CHANGES  IN  FINANCIAL   CONDITION,   LIQUIDITY  AND  CAPITAL
  RESOURCES

  At March 31, 1999 and September 30, 1998 the Company's assets aggregated $3.5 billion. Stockholders' equity approximated $2.5 billion at March 31, 1999 compared to approximately $2.3 billion at September 30, 1998. The increase in stockholders' equity was primarily a result of net income. Outstanding debt (long-term and short-term) decreased by $162.4 million (27%) at March 31, 1999, from $612.4 million at September 30, 1998 as the result of the utilization of cash from operations.

  Cash provided by operating activities for the six months ended March 1999 decreased to $209.7 million from $242.4 million in the same period last year. This decline was due mainly to lower net income in the current fiscal year. The decrease in net income was due to lower operating revenues and the restructuring plan. The Company sold $187.7 million of investment securities, net of its purchases and used $47.8 million to purchase property and equipment, providing $95.7 million from its investing activities in the six-month period ended March 1999. Of these funds $198.4 million were used to pay down and service debt and $23.5 million were used to purchase Company stock, resulting in cash used in financing activities of $230.1 million. During the six months ended March 31,1999, the Company paid $26.5 million in cash dividends to stockholders.

  As of March 31, 1999, the Company had fixed interest rates on approximately $410.6 million or 91% of its outstanding debt through its interest-rate swap agreements and its medium-term note program.

  Management expects that the principal needs for cash will be to advance sales commissions, fund property and equipment acquisitions, pay stockholder dividends and service debt. Any future increases in the Company's investment in its consumer lending activities are expected to be financed through existing debt facilities, operating cash flows, or through the securitization of a portion of the receivables from such consumer lending activities. Management believes that the Company's existing liquid assets, together with the expected continuing cash flow from operations, its borrowing capacity under current credit facilities and its ability to issue stock will be sufficient to meet its present and reasonably foreseeable cash needs.

  Year 2000 Readiness Disclosure

  Information contained in this section regarding the Company's Year 2000 preparations is provided as of April 20, 1999, unless otherwise stated. Because the Year 2000 project is an ongoing Company-wide endeavor, the state of the Company's progress changes daily.

  The Company's mission-critical securities trading systems, portfolio accounting systems, customer service systems, general ledger systems, and several of its international and domestic transfer agency systems, have been certified as Year 2000 compliant and are operating in production. The Company intends to have all but one of its remaining mission-critical systems, a replacement sales and marketing system, certified by June 1, 1999.

  The Company participated in the Securities Industry Association "Streetwide Testing" which ended on April 17, 1999. This testing was successful and revealed no significant problems in the Company's systems. Due to the use of its domestic transfer agency system during such Streetwide Testing, the Company delayed completion of some of its Year 2000 certification efforts on such system.

  The Company has now resumed certification testing of its domestic transfer agency system and expects such testing will be finished in the near future. Successful tests have been completed on certain primary processes such as the establishment of new accounts and transactions which cross the century line. No material problems have been encountered to date in the remediation and testing of the domestic transfer agency system.

  The  Company's  Year  2000  compliance  plan  is  comprised  of  four  phases:
  Assessment, Remediation, Testing and Implementation. The Company considers a system to be Year 2000 compliant when it has passed a number of prescribed tests established by the Company, viewed as the industry-standard or suggested by regulators. However, no testing can guarantee that a system which has been certified as Year 2000 compliant will not have difficulties associated with the Year 2000.

  Assessment:       systems  are  inventoried,  budgets  and  strategies  are
                    created to address identified problems.

  Remediation:      software  corrections,   upgrades  and  other  fixes  are
                    made; questionnaires requesting Year 2000 compliance assurances are sent to vendors and, in some cases, test scripts are requested.

  Testing:          internal  systems  are  tested  on a  stand-alone  basis;
                    point-to-point testing is conducted for some systems, and the system is certified as Year 2000 compliant.

  Implementation:   systems  that have been  identified  as being  Year
                    2000  compliant are put into normal  business  operation;
                    end-user training is conducted.

  The Company's Year 2000 plan prioritizes the Year 2000 certification of core mission-critical information technology ("IT") systems over other IT systems and further prioritizes IT systems in general over non-IT systems. The following percentages refer only to mission-critical IT systems.

           Phase of           % of Mission
           Project            Critical Complete
           ------------------------------------
           Assessment          100%
           Remediation          97%
           Testing              85%
           Implementation       85%

  The non mission-critical systems of the Company are either maintained by the Company's Information Systems & Technology ("IS&T") department or are end-user maintained systems. These systems are prioritized as "high", "medium" or "low" in the Company's Year 2000 plan. The IS&T systems have been given high priority, while the end-user systems have been given lower priorities. The percentages below include only the IS&T-managed systems. Additional systems were added to the pool of non-mission critical systems during the quarter ended March 31, 1999, causing the Remediation completion percentage to drop by 1% from previously reported figures.

           Phase of          % of Non Mission Critical
           Project           IS&T Systems Complete
           ---------------------------------------
           Assessment            100%
           Remediation            98%
           Testing                84%
           Implementation         79%

  Non-IT Systems. Non-IT systems include such items as building environment controls and elevators, electrical and security systems, public utility power supplies, phone company systems, and embedded computer chips in devices such as fax machines and copiers. Other than third-party long distance telephone and data lines and public utility electrical power, the Company's business operations are not heavily dependent on non-IT components or systems, and none of the Company's mission-critical systems is a non-IT system. Based upon the Company's ongoing assessment and information received from third parties, very few of the Company's non-IT systems will require remediation. The only such system identified as of April 20, 1999 as not being Year 2000 compliant is the internal building security system that the Company uses in certain of its leased properties. The Company has ordered a Year 2000 software upgrade from the vendor of this system. The Company does not expect to experience any material effects related to the Year 2000 compliance of non-IT systems unless there are general public utility problems beyond the Company's control.

  Third Parties and Year 2000. The Company's business operations are heavily dependent upon a complex worldwide network of IT systems that are owned and managed by third parties; including data feeds, trading systems, securities transfer agent operations and stock market links. The Company has contacted all of its major external suppliers of goods and services to assess their compliance efforts and the Company's exposure in the event of a failure of third-party compliance efforts. The Company is in the process of validating and reviewing the responses received to date from these suppliers of mission-critical systems and in some cases is seeking additional information, written assurances of certification, or test scripts. To date, no mission-critical third-party supplier has informed the Company that it would not be Year 2000 compliant by the millenium date.

  Cost Estimates. The total estimated costs through March 2000 associated with the Year 2000 project range from $50 million to $60 million, including an unallocated reserve. The estimated costs consist mainly of internal and third-party labor costs, which are expensed as incurred. The total amount expended on the project through March 31, 1999 was approximately $26 million. The Company's estimates of the total costs to complete the Year 2000 project will continue to be refined in future periods. The Company believes that its existing liquid assets, together with expected cash flow from operations, combined with its borrowing capacity under existing credit facilities will be sufficient to fund anticipated expenditures.

  Contingency Planning. The Company is developing comprehensive worldwide contingency plans, including identification of those mission-critical systems for which it is practical to develop a contingency plan. The Company currently expects to have its contingency plans complete and in place by September 1999. However, in an operation as complex and geographically dispersed as the Company's business there are, in certain cases, limited alternatives to some of its mission-critical systems or public utilities. While redundant systems and back-up power supplies are in place to address communication or power interruptions, if certain public utilities fail in multiple locations or mission-critical systems are not made Year 2000 compliant or fail, there could be a material adverse impact upon the Company's business, financial condition and results of operations. This is especially true if such outages were to extend for a period of many days.

  The Company's contingency plans are based on critical processes required to support the Company's worldwide business units, linking these processes to systems, and providing work-arounds to mitigate the loss of such systems. A software planning tool has been employed to facilitate the creation of contingency plans. Business Continuity planning specialists are assisting in the contingency planning process in each of the Company's global business areas.

  The Company has formed a Year 2000 cross-over team with representatives from each major business function around the globe, including IS&T. The cross-over team will identify what the Company must do before, during and after the Year 2000 cross-over. The Company's computer systems, including customer information records, are already routinely backed-up and the cross-over team is preparing processes to address any unusual occurrences related to the Year 2000 cross-over.

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

  Factors that could influence the effect of the Year 2000 Problem include the success of the Company in identifying systems and programs that are affected by the Year 2000 Problem. Other facts include the nature and amount of testing, remediation, programming, installation and systems work required to upgrade or to replace each of the affected programs or systems; the rate, magnitude and availability of related labor and consulting costs; the success of the Company in correcting its internal systems and the success of the Company's external partners and suppliers in addressing their respective Year 2000 Problems.

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

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk

  In the normal course of business, the financial position of the Company is subjected to a variety of risks, including market risk associated with interest rate movements. The Company is exposed to changes in interest rates primarily in its debt transactions. Through its interest-rate swap agreements and its medium-term notes program the Company has effectively fixed the rate of interest it pays on 91% of its debt outstanding at March 31, 1999. As a result, the Company does not believe that the effect of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations or cash flow would be material.


  PART II - OTHER INFORMATION

  Item 1.   Legal Proceedings

  There have been no material developments in the litigation previously reported in the Form 10-Q of the Company for the period ended December 31, 1998 filed with the SEC on February 12, 1999.

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

  General Factors
  ---------------

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

Exhibit 12       Computations of ratios of earnings to fixed charges

Exhibit 27 Financial Data Schedule. (Filed with the Securities and Exchange Commission only.)


(b)              Reports on Form 8-K:

      (i) Form 8-K dated January 14, 1999 reporting under Item 5 "Other Events" the filing of a press release by the Registrant on January 14, 1999 and including said press release as an Exhibit under Item 7 "Financial Statements and Exhibits".

      (ii) Form 8-K dated January 21, 1999 reporting under Item 5 "Other Events" the filing of an earnings press release by the Registrant on January 21, 1999 and including said press release as an Exhibit under Item 7 "Financial Statements and Exhibits".

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                       FRANKLIN RESOURCES, INC.
                       ------------------------
                       Registrant


Date:  May 12, 1999    /S/ Martin L. Flanagan
                       ----------------------

                       MARTIN L. FLANAGAN
                       Senior Vice President