Form 10-Q
period 1999-06-30
FRANKLIN RESOURCES INC
filed 1999-08-12
CIK 38777

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
            [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended June 30, 1999

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

Outstanding: 252,133,500 shares, common stock, par value $.10 per share at July 31, 1999.

PART I -FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

FRANKLIN RESOURCES, INC.
Consolidated Statements of Income
Unaudited
                                    Three months ended    Nine months ended
 (In thousands except per share           June 30              June 30
 data)
------------------------------------------------------------------------------
                                         1999       1998      1999        1998
                                         ----       ----      ----        ----
Operating revenues:
Investment management fees           $340,515   $373,820   $993,304  $1,073,622
Underwriting and distribution
  fees                                176,118    252,354    543,128     774,164
Shareholder servicing fees             45,376     40,793    138,872     117,798
Other                                   4,766      5,629     13,221      13,102
------------------------------------------------------------------------------
Total operating revenues              566,775    672,596  1,688,525   1,978,686
------------------------------------------------------------------------------
Operating expenses:
Underwriting and distribution         151,353    220,660    467,699     668,378
Compensation and benefits             126,821    152,688    389,451     418,723
Information systems, technology
  and occupancy                        53,829     37,312    154,419     129,770
Advertising and promotion              26,379     33,782     80,010      92,387
Amortization of deferred sales
  commissions                          23,600     27,753     71,582      78,174
Amortization of intangible assets       9,283      9,336     27,939      27,280
Other                                  19,004     22,846     60,579      64,889
Restructuring charges                       -          -     58,455         -
------------------------------------------------------------------------------
Total operating expenses              410,269    504,377  1,310,134   1,479,601
------------------------------------------------------------------------------

Operating income                      156,506    168,219    378,391     499,085
------------------------------------------------------------------------------
Other income (expense):
Investment and other income            12,227     15,435     37,253      42,006
Interest expense                       (4,876)    (6,523)   (15,825)    (16,501)
------------------------------------------------------------------------------
Other income (expense), net             7,351      8,912     21,428      25,505
------------------------------------------------------------------------------
Income before taxes on income         163,857    177,131    399,819     524,590
Taxes on income                        40,550     46,118    105,549     136,393
------------------------------------------------------------------------------

Net income                           $123,307   $131,013   $294,270    $388,197
==============================================================================
Earnings per share:
     Basic                              $0.49      $0.52      $1.17     $1.54
     Diluted                            $0.49      $0.52      $1.16     $1.53

Dividends per share                    $0.055      $0.05     $0.165     $0.15

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN RESOURCES, INC.
Consolidated Balance Sheets



                                             Unaudited
                                              June 30       September 30
(In thousands)                                   1999               1998
------------------------------------------------------------------------

ASSETS:
Current assets:
   Cash and cash equivalents                  $734,628      $537,188
   Receivables:
      Fees from Franklin Templeton funds       221,416       204,826
      Other                                     29,937        25,773
   Investment securities,
      available-for-sale                       466,203       470,065
   Prepaid expenses and other                   13,726        22,137

-------------------------------------------------------------------------
      Total current assets                   1,465,910     1,259,989
-------------------------------------------------------------------------

Banking/Finance assets:
   Cash and cash equivalents                     7,948        18,855
   Loans receivable, net                       142,957       165,074
   Investment securities,
      available-for-sale                        25,192        21,847
   Other                                         4,357         4,991

-------------------------------------------------------------------------
      Total banking/finance assets             180,454       210,767
-------------------------------------------------------------------------

Other assets:
   Deferred sales commissions                  107,195       123,508
   Property and equipment, net                 390,307       349,229
   Intangible assets, net                    1,212,059     1,253,713
   Receivable from banking/finance group        62,748        87,282
   Other                                       156,431       195,561

-------------------------------------------------------------------------
      Total other assets                     1,928,740     2,009,293
-------------------------------------------------------------------------

       Total assets                         $3,575,104    $3,480,049
=========================================================================

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN RESOURCES, INC.
Consolidated Balance Sheets
                                               Unaudited
                                                 June 30       September 30
(In thousands except share data)                    1999               1998
-----------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Compensation and benefits                    $131,281           $156,253
   Commissions                                    59,243             53,174
   Income taxes                                   56,791             67,319
   Short-term debt                                58,925            117,956
   Other                                         122,227             82,691
-----------------------------------------------------------------------------
      Total current liabilities                  428,467            477,393
-----------------------------------------------------------------------------

Banking/finance liabilities:
   Deposits:
       Interest bearing                           56,911             81,615
       Non-interest bearing                        6,641              6,166
   Payable to parent                              62,748             87,282
   Other                                          14,455              3,018
-----------------------------------------------------------------------------
      Total banking/finance liabilities          140,755            178,081
-----------------------------------------------------------------------------

Other Liabilities:
   Long-term debt                                395,666            494,459
   Other                                          44,053             49,349
-----------------------------------------------------------------------------
      Total other liabilities                    439,719            543,808
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
      Total liabilities                        1,008,941          1,199,282
-----------------------------------------------------------------------------
Stockholders' equity:
   Preferred stock, $1.00 par value,
   1,000,000 shares authorized; none
   issued                                              -                  -

   Common stock, $.10 par value,
   500,000,000 shares
   authorized; 252,101,635 and
   251,741,578 shares
   issued and outstanding, respectively           25,210             25,174

   Capital in excess of par value                103,998             93,033
   Retained earnings                           2,447,487          2,194,835
   Other                                          (3,527)            (4,230)
   Accumulated other comprehensive                (7,005)           (28,045)
      income
-----------------------------------------------------------------------------
      Total stockholders' equity               2,566,163          2,280,767
-----------------------------------------------------------------------------
      Total liabilities and
      stockholders' equity                    $3,575,104         $3,480,049
=============================================================================
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN RESOURCES, INC.
Consolidated Statements of Cash Flows                    Nine month ended
Unaudited                                                    June 30
(In thousands)                                         1999           1998
------------------------------------------------------------------------------
Net income                                         $294,270       $388,197
Adjustments to reconcile net income to net
     cash provided by operating activities:
Increase in receivables,
     prepaid expenses and other assets              (73,857)       (23,240)
Increase in deferred sales commissions              (55,269)       (95,299)
Increase in other current liabilities                40,156         38,161
Restructuring asset write-down                       28,948              -
(Decrease) increase in income taxes payable         (10,529)        13,049
Increase in commissions payable                       6,069          8,847
Increase in compensation and benefits                 6,938         23,256
Depreciation and amortization                       149,978        139,478
Losses (gains) on disposition of assets                 685         (8,474)
------------------------------------------------------------------------------
Net cash provided by operating activities           387,389        483,975
------------------------------------------------------------------------------

Purchase of investments                            (555,826)      (113,619)
Liquidation of investments                          663,903         43,334
Purchase of banking/finance investments             (19,967)        (9,258)
Liquidation of banking/finance investments           21,931         10,117
Proceeds from securitization of
   banking/finance loans                            106,375              -
Net (origination) collection of
   banking/finance loans                            (87,317)         6,964
Purchase of property and equipment                  (92,209)      (124,796)
Proceeds from sale of property                        2,635         14,517
Other                                                     -        (64,333)
------------------------------------------------------------------------------
Net cash provided by (used in) investing
activities                                           39,525       (237,074)
------------------------------------------------------------------------------
Decrease in bank deposits                           (24,230)        (7,492)
Exercise of common stock options                      1,095          2,846
Dividends paid on common stock                      (40,337)       (36,627)
Purchase of Company stock                           (24,434)        (2,942)
Issuance of debt                                     45,430        148,927
Payments on debt                                   (197,905)       (87,046)
------------------------------------------------------------------------------
Net cash (used in) provided by financing
   activities                                      (240,381)        17,666
------------------------------------------------------------------------------
Increase in cash and cash equivalents               186,533        264,567
Cash and cash equivalents, beginning of
   period                                           556,043        442,741
------------------------------------------------------------------------------
Cash and cash equivalents, end of period           $742,576       $707,308
------------------------------------------------------------------------------
Supplemental disclosure of non-cash information:
   Value of common stock issued, principally
    for the Company's incentive plans               $33,567        $37,119

The accompanying notes are an integral part of these consolidated financial statements.

                         FRANKLIN RESOURCES, INC.
                Notes to Consolidated Financial Statements
                                  June 30, 1999
                                   (Unaudited)

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

2. Restructuring
   -------------

   During the quarter ended December 31, 1998, the Company adopted a restructuring plan estimated to cost approximately $58 million and designed to reduce costs, improve service levels and reprioritize the Company's business activities. During that quarter, the Company recorded a pretax charge of $46.1 million in connection with the plan. Additionally, during the quarter ended March 31, 1999, the Company recorded a second and final restructuring pretax charge of $12.3 million, also in connection with the plan. Approximately 80% of the total estimated charges are expected to be utilized during the current fiscal year. As of June 30, 1999, the Company has utilized $41.7 million of the total estimated charges. Approximately $12.8 million of the amounts utilized represented cash payments. The remaining balance of $16.7 million is included in other current liabilities. See the table below.

                          Balance at     Additional   Restructuring    Balance
                         December 31,  restructuring    liability    at June 30,
    (In millions)           1998         liability      utilized        1999
    ---------------------------------------------------------------------------

    Asset write-down        $31.9            -          $(28.9)         $3.0
    Employee severance
         and termination
         benefits               -        $12.3            (8.5)          3.8
    Lease termination
       charges and other     14.2            -            (4.3)          9.9
    ===========================================================================
    Total                   $46.1        $12.3          $(41.7)        $16.7
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

   The other significant component, $12.3 million, of the estimated total restructuring charges was for severance and termination benefits with respect to efficiencies made possible by the Company's conversion to one shareholder servicing system. Approximately 560 positions, or 7% of the Company's workforce at December 31, 1998, have been eliminated. Although the reductions were announced during first quarter, the charge was not recognized until second quarter when the affected employees were notified. Substantially all of the affected employees had left the Company at June 30, 1999.

3. Debt
   ----

   At June 30, 1999 the Company had interest rate swap agreements, maturing through October 2000, which effectively fix interest rates on $254.9 million of commercial paper. The fixed rates of interest range from 6.24% to 6.65%. At June 30, 1999, the weighted-average effective interest rate, including the effect of interest-rate swap agreements, was 6.34% on approximately $453.7 million of outstanding debt.

4. Earnings per share
   ------------------

   Earnings per share were computed as follows:

                                  Three months ended    Nine months ended
                                        June 30               June 30
    (In thousands except per
      share amounts)                1999      1998        1999      1998
    ----------------------------------------------------------------------

    Net income                    $123,307  $131,013    $294,270  $388,197
    ======================================================================

    Weighted-average shares
        outstanding - basic        252,103   252,860     252,161   252,771
    Incremental shares from
        assumed conversions            492       235         524       612
    ======================================================================
    Weighted-average shares
        outstanding - diluted      252,595   253,095     252,685   253,383
    ======================================================================

    Earnings per share:
       Basic                         $0.49     $0.52       $1.17     $1.54
       Diluted                       $0.49     $0.52       $1.16     $1.53
    ---------------------------------------------------------------------

5. Banking/Finance loans receivable
   --------------------------------

   In May 1999, the Company sold auto loans receivable with a net book value of $109.7 million to a securitization trust. The sale proceeds of this securitization were $106.4 million. Gain from the sale of these assets, computed as the difference between the sale proceeds, net of transaction costs, and the Company's carrying value of the receivables, plus the present value of the estimated excess future cash flows to be received by the Company over the life of the securitization, was not material. Significant assumptions used in determining the gain were an excess cash flow discount rate of 12% and a cumulative credit loss rate of 3.44%.

6. Comprehensive Income
   --------------------

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

   Comprehensive income for the three- and nine-month periods ended June 30, 1999 was as follows:
                                Three months ended    Nine months ended
                                      June 30              June 30
    (In thousands)                1999      1998       1999      1998
    ---------------------------------------------------------------------
    Net income                    $123,307  $131,013   $294,270  $388,197
    Net unrealized gain
      (loss) on
      available-for-sale
      securities                     6,919    (3,471)    17,311    (4,065)
    Foreign currency
      translation adjustments        2,703    (6,038)     3,729  ( 13,903)
    =====================================================================
    Comprehensive income          $132,929  $121,504   $315,310  $370,229
    =====================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The following discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which include phrases with the type of wording further described in Part II, Item 5 "Forward-Looking Statements and Risk Factors," which could cause actual results to differ materially from historical results and those presently anticipated or projected. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

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

    ASSETS UNDER MANAGEMENT
                                        June 30          June 30
    (In billions)                          1999             1998
    ----------------------------------------------------------------
    Franklin Templeton Group:
    Equity:
       Global/international              $102.0           $105.4
       Domestic (U.S.)                     40.4             45.9
    ----------------------------------------------------------------
          Total equity                    142.4            151.3
    ----------------------------------------------------------------

    Hybrid funds <F1>                      10.8             12.4
    Fixed-income:
       Tax-free                            50.0             49.1
       Taxable
          Domestic (primarily
          U.S. Gov't.)                     15.9             15.7
          Global/international              3.9              4.1
    ----------------------------------------------------------------
          Total fixed-income               69.8             68.9
    ----------------------------------------------------------------

    Money funds                             4.7              4.0
    ================================================================
    Total end of period                  $227.7           $236.6
    ================================================================
    Monthly average for
       the three-month                   $223.6           $240.5
       period
    ================================================================
    Monthly average for
       the nine-month                    $219.2           $229.9
       period
    ================================================================
   <F1>  Hybrid  funds  include  asset   allocation,   balanced,   flexible  and
   income-mixed funds as defined by the Investment Company Institute.

Assets under the Company's management at June 30, 1999 decreased by $8.9 billion (4%) from June 30, 1998. During the three- and nine-month periods ended June 30, 1999, redemptions have exceeded purchases in the equity funds managed by the Company. Market appreciation for these assets has partially offset this trend during such three- and nine-month periods.

Equity assets now comprise 63% of total assets under management compared to 64% at June 30, 1998. Fixed income funds now comprise 31% of total assets under management, as compared to 29% at June 30, 1998. The shift in the Company's managed asset mix toward lower fee fixed-income products and lower average assets has contributed to lower investment management fee revenues for the three- and nine-month periods ended June 30, 1999, as compared to the same periods a year ago.

     RESULTS OF OPERATIONS

     Results of operations

                      Three months ended              Nine months ended
                           June 30                         June 30
    (In millions       1999       1998   Change        1999     1998    Change
    except per
    share amounts)
    ---------------------------------------------------------------------------
     Net income       $123.3     $131.0    (6)%        $294.3    $388.2  (24)%
     Earnings per
     share
          Basic       $0.49      $0.52     (6)%        $1.17     $1.54   (24)%
          Diluted     $0.49      $0.52     (6)%        $1.16     $1.53   (24)%

    Operating margin    28%        25%                   22%       25%
    Operating margin
        before
        restructuring
        charges         -          -                     26%        -
    ---------------------------------------------------------------------------

Net income during the three- and nine-month periods ended June 1999 decreased compared to the same periods last year, as a result of decreased investment management fees from reduced average assets under management. The $58.4 million restructuring charge also reduced net income during the nine-month period. Operating margins for the three months ended June 30, 1999 increased due to lower Underwriting and distribution expense as a result of lower mutual fund sales and due to the Company's successful efforts to reduce operating expenses following the implementation of the restructuring plan.

    Operating
    revenues
                           Three months ended        Nine months ended
                               June 30                    June 30
    (In millions)          1999    1998  Change        1999    1998    Change
    -------------------------------------------------------------------------
    Investment
       management
       fees               $340.5  $373.8   (9)%       $993.3  $1,073.6   (7)%
    Underwriting and
       distribution fees   176.1   252.4  (30)%        543.1     774.2  (30)%
    Shareholder
       servicing fees       45.4    40.8   11%         138.9     117.8   18%
    Other, net               4.8     5.6  (14)%         13.2      13.1    1%
    =========================================================================
    Total operating
       revenues           $566.8  $672.6  (16)%     $1,688.5  $1,978.7  (15)%
    =========================================================================

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

The Company's effective investment management fee rate (investment management fees divided by average assets under management) decreased slightly in the quarter ended June 1999 to 0.61% compared to 0.62% in the same quarter last year, primarily due to the relative increase in lower fee fixed-income assets under management. Future changes in the composition of assets under management may affect the effective investment management fee rates earned by the Company.

Certain subsidiaries of the Company act as distributors for its sponsored funds and receive commissions and distribution fees. Underwriting commissions are earned primarily from fund sales. Distribution fees are generally based on the level of assets under management. Underwriting and distribution fees decreased 30% over both the same three- and nine-month periods last year primarily as a result of decreased mutual fund sales and average assets under management.

Shareholder servicing fees are generally fixed charges per account that vary with the particular type of fund and the service being rendered. During the periods under review, shareholder servicing fees increased as a result of an increase in billable shareholder accounts to 10.7 million from 8.7 million a year ago and an increase in the average per account charge. In accordance with current agreements with the funds, closed accounts in a given calendar year remain billable through the second quarter of the following calendar year at a reduced fee level. At June 30, 1999, there were 2.7 million of such accounts.

    Other, net
                       Three months ended       Nine months ended
                            June 30                  June 30
    (In millions)         1999   1998    Change    1999   1998   Change
    ---------------------------------------------------------------------
    Revenues              $8.6   $10.7    (20)%   $24.7   $30.8   (20)%
    Provision for loan
       losses             (1.4)   (0.7)   100%     (3.9)   (4.3)   (9)%
    Interest expense      (2.4)   (4.4)   (45)%    (7.6)  (13.4)  (43)%
    =====================================================================
    Total other, net      $4.8    $5.6    (14)%   $13.2   $13.1     1%
    =====================================================================

Other, net consists primarily of revenues from the Company's banking and finance subsidiaries, net of interest expense and the provision for loan losses. The revenues and interest expense of the banking and finance subsidiaries have decreased in the current three- and nine-month periods as a result of the securitizations of $134.3 million and $109.7 million of consumer auto loans that took place during September 1998 and May 1999, respectively. Additionally, interest expense decreased as a result of reduced broker deposits used to finance loans receivable during the three and nine months under review. The Company excludes securitized loans and the related allowance for loan losses from its balance sheet and excludes the associated interest revenues and provision for loan losses from its results of operations.

    Operating expenses
                              Three months ended     Nine months ended
                                  June 30                June 30
    (In millions)              1999   1998  Change    1999     1998   Change
    ------------------------------------------------------------------------
    Underwriting and
       distribution          $151.4  $220.7  (31)%    $467.7   $668.4  (30)%
    Compensation and
       benefits               126.8   152.7  (17)%     389.4    418.7   (7)%
    Information systems,
       technology and
       occupancy               53.8    37.3   44%      154.4    129.7   19%
    Advertising and
       promotion               26.4    33.8  (22)%      80.0     92.4  (13)%
    Amortization of
       deferred sales
       commissions             23.6    27.8  (15)%      71.6     78.2   (8)%
    Amortization of
       intangible assets        9.3     9.3    -        27.9     27.3    2%
    Other                      19.0    22.8  (17)%      60.7     64.9   (6)%
    Restructuring
       charges                    -       -    -        58.4        -    -
    ------------------------------------------------------------------------
       Total operating
       expenses              $410.3  $504.4  (19)%  $1,310.1 $1,479.6  (11)%
    ========================================================================

Underwriting and distribution includes sales commissions and distribution fees paid to brokers and other third party intermediaries. The decrease in underwriting and distribution expenses was consistent with the decrease in mutual fund sales and average assets under management.

Compensation and benefits decreased 17% and 7%, respectively, from the same three- and nine-month periods in 1998. The decreases were due to the effects of the reduction in the Company's workforce in accordance with the restructuring plan. Affected employees were notified on January 14, 1999, and substantially all had left the Company by June 30, 1999. The Company continues to experience upward pressure on compensation and benefit levels due to the effects of a very competitive labor market.

Information systems, technology and occupancy costs increased 44% and 19%, respectively, from the same three- and nine-month periods in 1998. These increases were due to expenditures on major systems implementations, the Year 2000 program and European Monetary Unit conversions. The Company anticipates that such major systems undertakings will continue to have an impact on the Company's operating results through the year 2000 and beyond. See "Year 2000 Readiness Disclosure" below.

Advertising and promotion expenses decreased over the same periods last year, mainly due to reduced promotional activity.

Amortization of deferred sales commissions decreased 15% and 8% over the same three- and nine-month periods in 1998. Sales commissions on certain Franklin Templeton Group products which are advanced by distribution subsidiaries of the Company are capitalized and amortized over periods not exceeding eight years -- the period in which management estimates that they will be recovered from distribution plan payments and from contingent deferred sales charges. Reduced sales in fiscal 1999 have led to reductions in deferred sales commissions and the related amortization.

During the nine months ended June 30, 1999, the Company recognized pretax restructuring charges of $58.4 million (or $0.17 per diluted share after tax). These charges were related to a plan announced and initiated by management in the first quarter of fiscal 1999. See Note 2 to the financial statements. The Company does not expect to incur any additional charges with respect to the plan during fiscal 1999.

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

At the completion of these restructuring efforts, the Company's annual operating expenses are expected to decrease approximately $100 million from peak levels in fiscal 1998, assuming a continuation of the business environment at the time of the restructuring. The operating expense savings in future periods are based on an analysis of current business activities and a variety of cost-savings measures. A substantial portion of these anticipated savings are expected to come from decreased employee and occupancy costs as a result of the reduction in the workforce discussed above. In the three- and nine-months ended June 30, 1999 the savings recognized from the restructuring plan have been partially offset by increased information system and technology costs as discussed above.

    Other income/(expenses):
                              Three months ended   Nine months ended
                                  June 30               June 30
    (In millions)              1999   1998  Change   1999   1998  Change
    ---------------------------------------------------------------------
    Investment and other      $12.2  $15.4   (21)%  $37.2  $42.0   (11)%
       income
    Interest expense           (4.8)  (6.5)  (26)%  (15.8) (16.5)   (4)%
    =====================================================================
    Other income/(expenses)    $7.4   $8.9   (17)%  $21.4  $25.5   (16)%
    =====================================================================

Investment and other income decreased during the three- and nine-month periods ended June 1999 compared with the prior year because of reduced realized gains, partially offset by increased investment income arising from additional investments purchased during the periods under review.

Interest expense decreased over the same periods a year ago due to a reduction in debt used to finance operations. During the same periods, debt used to finance consumer auto loans also decreased resulting in lower interest expense for the banking/finance group. (See Other, net revenues above).

Taxes on income

The Company's effective income tax rate for the nine months ended June 1999 remained relatively stable at 26% compared to the same period last year. For the current fiscal year, the Company does not expect a significant change in the relative contributions of foreign earnings subject to reduced tax rates that are not currently included in U.S. taxable income.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999 the Company's assets aggregated $3.6 billion compared to approximately $3.5 billion at September 30, 1998. Stockholders' equity approximated $2.6 billion at June 30, 1999 compared to approximately $2.3 billion at September 30, 1998. The increase in stockholders' equity was primarily a result of net income. Cash generated from operations was used to pay down long- and short-term debt, reducing outstanding debt to $454.6 million at June 30, 1999, from $612.4 million at September 30, 1998.

Cash provided by operating activities for the nine months ended June 1999 decreased to $387.4 million from $484.0 million in the same period last year. This decline was due mainly to lower net income in the current fiscal year. The decrease in net income was due to lower operating revenues and the restructuring plan. The Company sold $108.1 million of investment securities, net of its purchases and received $106.4 million from the securitization of auto loan receivables. Banking/finance loans and other assets had increased $109.6 million from September 30, 1998 before the securitization took place. Of the cash generated from operations and investment sales, $92.2 million was used to purchase property and equipment, $152.5 million to pay down and service debt, net of new borrowings and $40.3 million was used to pay dividends on the Company's common stock. During the nine months ended June 30,1999, the Company paid $24.4 million to purchase approximately 0.8 million shares of the Company's Common stock.

As of June 30, 1999, the Company had fixed interest rates on approximately $414.9 million or 91% of its outstanding debt through its interest-rate swap agreements and its medium-term note program.


The Company has entered into interim agreements to finance the construction of a new corporate headquarters on a 32-acre site in San Mateo, California. An owner-lessor trust has been set up to finance the construction and lease the completed facility to the Company. The current estimate of construction costs is approximately $180 million. The Company expects to lease the facility from the trust under an operating lease agreement which has not been finalized but which is expected to provide for a substantial residual value guarantee by the Company. The finalized agreements are not expected to materially impact the Company's cash flows or financial condition during the lease period, which is expected to be five years with options to renew the lease for two additional five-year terms subject to certain conditions. The Company purchased land for the new facility in a separate transaction for $21.4 million.

Management expects that the principal needs for cash will be to advance sales commissions, fund property and equipment acquisitions, pay stockholder dividends and service debt. Any future increases in the Company's investment in its consumer lending activities are expected to be financed through existing debt facilities, operating cash flows, or through the securitization of a portion of the receivables from such consumer lending activities. Management believes that the Company's existing liquid assets, together with the expected continuing cash flow from operations, its borrowing capacity and its ability to issue stock will be sufficient to meet its present and reasonably foreseeable cash needs.

Year 2000 Readiness Disclosure

Information contained in this section regarding the Company's Year 2000 preparations is provided as of July 31, 1999, unless otherwise stated. Because the Year 2000 project is an ongoing Company-wide endeavor, the state of the Company's progress changes daily.

All but one of the Company's mission-critical systems have now been certified as Year 2000 compliant. Such certified systems include the Company's mission-critical securities trading systems, portfolio accounting systems, customer service systems, general ledger systems, and international and domestic transfer agency systems. The Company intends to have its remaining mission-critical system, a replacement for an existing sales and marketing system, certified by the end of September, 1999. The Company uses this sales and marketing system to warehouse, track and process certain sales data, but it is not used to perform any investment management or shareholder record-keeping activities.

In 1999 the Company successfully participated in several nationwide, industry-wide tests: the Securities Industry Association's "Street Wide Testing" held over five weekends in March and April; testing of major real-time market data services in May; and six days of testing interfaces with major broker/dealers in July. These tests included simulated Year 2000 securities transactions and market data feeds, and involved the major North American securities exchanges, securities clearing organizations, news services, market data services, major banks, brokerages and investment advisory and investment management companies in the United States. The Company may take part in additional industry-wide and point-to-point testing when available and appropriate.

The Company's Year 2000 compliance plan is comprised of four phases: Assessment, Remediation, Testing and Implementation. When testing a system, the Company considers it to be Year 2000 compliant when it has passed a number of prescribed tests either (a) established by the Company and/or the vendor of the system, (b) viewed as the industry standard, or (c) suggested by regulators. For certain third-party systems that cannot be tested by the Company, depending upon the importance of the system to the Company's operations, the Company may rely upon vendor representations, the results of point-to-point testing, or test scripts supplied by the vendor. However, no testing can guarantee that a system which has been certified as Year 2000 compliant will not have difficulties associated with the Year 2000.

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

The Company's Year 2000 plan prioritizes the Year 2000 certification of mission-critical systems over other systems. The following percentages refer only to mission-critical systems.

      Phase of          % of Mission-Critical
      Project                Systems Complete
      --------          ---------------------

      Assessment             100%
      Remediation            100%
      Testing                 98%
      Implementation          98%

The non mission-critical systems of the Company are either maintained by the Company's Information Systems & Technology ("IS&T") department or are maintained by internal business users (end-user maintained systems). IS&T-maintained systems have been given high priority due to their relative importance while end-user maintained systems have been given lower priorities. The percentages below include only IS&T-maintained systems.

      Phase of          % of Non Mission-Critical
      Project           IS&T-Maintained Systems Complete
      --------          --------------------------------

      Assessment            100%
      Remediation           100%
      Testing                91%
      Implementation         89%

Third  Parties and Year 2000.
-----------------------------
The Company's business operations are heavily dependent upon a complex worldwide network of information technology ("IT") systems that are owned and managed in whole or in part by third parties, including some of the Company's mission-critical systems. These third-party systems include data feeds, trading systems, securities transfer agent operations and stock market links. The Company has contacted all of its major external suppliers of goods and services to assess their compliance efforts and the Company's exposure in the event of a failure of third-party compliance efforts. In the process of certifying its systems, the Company has received responses from certain system suppliers and in some cases has obtained additional information, written assurances of certification, or test scripts. In addition, certain of these third parties assisted the Company with modifying and testing the Company's systems, and participated in Street Wide Testing with the Company and with one another. To date, no major third-party supplier has informed the Company that it would not be Year 2000 compliant or Year 2000 ready by the millennium date, nor has the Company's testing with third parties revealed any significant non-compliance issues. Such communication with third parties will continue as the Company proceeds with its Year 2000 project, and into the Year 2000 to monitor system functions.

Cost Estimates.
---------------
The total estimated costs through March 2000 associated with the Year 2000 project are expected to be between $50 million and $60 million, including an unallocated amount for unanticipated costs. These estimated costs consist mainly of internal and third-party labor costs which are expensed as incurred. The total amount expended on the project through July 31, 1999 was approximately $36.5 million. The Company's estimate of the total costs to complete the Year 2000 project will continue to be refined in future periods. Further costs are expected to be incurred before March 2000 for contractors to develop and test contingency plans, independent validation and verification, test lab activities and staffing, and event logistics and management for the actual millennium rollover. The Company believes that its existing liquid assets, together with expected cash flow from operations, combined with its borrowing capacity under existing credit facilities will be sufficient to fund anticipated expenditures.

Contingency  Planning.
----------------------
Extensive preparation efforts cannot guarantee a total absence of Year 2000 problems. Therefore, the Company continues to develop, exercise, and integrate comprehensive worldwide contingency plans, which are expected to be substantially completed by September, 1999. The Company expects to refine, change and update its contingency plans throughout the end of calendar 1999 and through the rollover date. Through the Company's continued participation in industry-wide testing, communications with third parties, and use of business continuity planning specialists and other consultants, the Company seeks to identify areas of potential disruptions and, to the extent possible, to minimize such disruptions. However, it is not possible accurately to predict which internal or external systems or utilities may be affected worldwide, or the exact nature of all problems that might occur.

The Company has created a worldwide Year 2000 cross-over team with representatives from each major business function. This cross-over planning includes anticipating and preparing for operational issues such as increased shareholder demands for certificates, cash flow related to redemptions, and market adjustments. The cross-over team is preparing processes to provide a rapid response to any unanticipated problems that occur and will staff a Year 2000 command center at year end. In light of the complexity of the Company's business processes there are, in certain cases, limited or no alternatives to some of its mission-critical systems or public utilities. While redundant systems and back-up power supplies are in place to address communication or power interruptions, if certain public utilities fail in multiple locations or if mission-critical systems fail, there could be a material adverse impact upon the Company's business, financial condition and results of operations. This is especially true if such outages or failures were to extend for a period of many days. Similarly, if the systems of important third parties such as securities transfer agents, stock exchanges, data providers or others fail, this could have a material adverse effect on the Company's business, financial condition and results of operations.

Non-IT Systems.
---------------
The Company's business operations are not heavily dependent on non-information technology components or systems, such as elevators, electrical and security systems, and devices such as fax machines and copiers ("non-IT systems"), and none of the Company's mission-critical systems is a non-IT system. Based upon the Company's review and information received from third parties, all important non-IT systems are Year 2000 compliant. However, like other businesses, the Company is dependent upon certain non-information technology systems such as third-party long distance telephone and data lines, and public utility electrical power. The Company does not expect to experience any material effects related to the Year 2000 compliance of non-IT systems unless there are telephone and data line, or general public utility problems, beyond the Company's control.

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

Specific    Risks    Associated    with   the   Year    2000   and   the   Euro.
-------------------------------------------------------------------------------
The Company's ability to manage the Year 2000 problem and the Euro Issue are subject to uncertainties beyond its control that could cause actual results to differ materially from what has been discussed above. The Company could become subject to legal claims in the event of any Year 2000 or Euro problem in the Company's business operations. In addition, the Company and its subsidiaries are subject to regulation by various domestic and international authorities which could impose sanctions or fines or cause the Company to cease certain operations in the event its systems are not Year 2000 compliant. A general disruption in securities or capital markets, or withdrawal of funds by investors concerned about the Year 2000 problem or the Euro Issue, could have a material adverse effect upon the Company's business, financial condition and results of operations.

Factors that could influence the impact of the Year 2000 problem include the success of the Company in identifying systems and programs that are affected.
Other factors include the nature and amount of testing, remediation, programming, installation and systems work required to upgrade or to replace each of the affected programs or systems; the rate, magnitude and availability of related labor and consulting costs; the success of the Company in correcting its internal systems and the success of the Company's external partners and suppliers in addressing their respective Year 2000 problems.

The failure of organizations such as those mentioned above under "Third Parties and Year 2000" to resolve their own issues with respect to the Year 2000 problem could have a material adverse effect on the Company's business, financial condition and results of operations. Although certain third parties may represent that their systems are Year 2000 ready, there can be no assurance that their systems are in fact Year 2000 compliant or that they have provided complete and accurate information to the Company.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, the financial position of the Company is subjected to a variety of risks, including market risk associated with interest rate movements. The Company is exposed to changes in interest rates primarily in its debt transactions. Through its interest-rate swap agreements and its medium-term note program the Company has effectively fixed the rate of interest it pays on 91% of its debt outstanding at June 30, 1999. As a result, the Company does not believe that the effect of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations or cash flow would be material.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

There have been no material developments in the litigation previously reported in the Form 10-Q of the Company for the period ended December 31,1998, filed with the SEC on February 12, 1999.

The Company is involved from time to time in litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company's business or financial position.

Item 4.  Submission of Matters to a Vote of Security Holders

    (a) The Annual Meeting of Stockholders of Franklin Resources, Inc. was held at 10:00 a.m., Pacific Standard Time, on January 28, 1999 at the offices of the Company at 777 Mariners Island Boulevard, San Mateo, California.

   The three proposals presented at the meeting were:

      1. The election of nine (9) directors to hold office until the next Annual Meeting of Stockholders or until their successors are elected and shall qualify.

      2. The ratification of the appointment by the Board of Directors of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending September 30, 1999.

      3. The adoption of a 1998 Universal Stock Incentive Plan for the award of restricted stock, stock options and other performance units for certain employees of the Company and the ratification of certain grants thereunder.

    (b) Each of the nine nominees for director was elected and received the number of votes set forth below:

             Name                              For         Against


             Harmon E. Burns               217,909,487    2,283,778
             F. Warren Hellman             198,056,314   22,136,951
             Charles B. Johnson            217,899,197    2,294,068
             Charles E. Johnson            217,912,754    2,280,511
             Rupert H. Johnson, Jr.        217,914,269    2,278,996
             Harry O. Kline                217,236,947    2,956,318
             James A. McCarthy             218,184,198    2,009,067
             Peter M. Sacerdote            217,903,245    2,290,020
             Louis E. Woodworth            218,170,923    2,022,342

    (c) The ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending September 30, 1999, was approved by a vote of 219,696,618 shares in favor, 88,199 shares against, and 408,448 shares abstaining.

The adoption of a 1998 Universal Stock Incentive Plan and the ratification of certain grants thereunder was approved by a vote of 197,072,929 shares in favor, 16,639,174 shares against and 6,481,162 shares abstaining.

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

Exhibit 12       Computations of ratios of earnings to fixed charges

Exhibit 27 Financial Data Schedule. (Filed with the Securities and Exchange Commission only.)

(b)              Reports on Form 8-K:

      (i) Form 8-K dated April 21, 1999 reporting under Item 5 "Other Events" the filing of a press release by the Registrant on April 21, 1999 and including said press release as an Exhibit under Item 7 "Financial Statements and Exhibits".

      (ii) Form 8-K dated April 22, 1999 reporting under Item 5 "Other Events" the filing of a press release by the Registrant on April 22, 1999 and including said press release as an Exhibit under Item 7 "Financial Statements and Exhibits".

      (iii) Form 8-K dated June 16, 1999 reporting under Item 5 "Other Events" the filing of a press release by the Registrant on July 15, 1999 and including said press release as an Exhibit under Item 7 "Financial Statements and Exhibits".

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       FRANKLIN RESOURCES, INC.
                       Registrant

Date:  August 12, 1999 /S/ Martin L. Flanagan
                       ----------------------
                       MARTIN L. FLANAGAN
                       Senior Vice President