Form 10-K
period 1999-09-30
FRANKLIN RESOURCES INC
filed 1999-12-21
CIK 38777

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended September 30, 1999
                                      OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the transition period from_____ to_____
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

Title of each class                   Name of each exchange on which registered
Common Stock, par value               New York Stock Exchange,
$.10 per share                        Pacific Exchange, Inc. and
                                      London Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                   Common Stock, par value $.10 per share
                           (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES X NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of $32.00 on December 3, 1999 on the New York Stock Exchange was $4,325,127,104. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that executive officers, directors, nominees, Registrant's Profit Sharing Plan and persons holding 5% or more of Registrant's Common Stock are affiliates. Number of shares of the Registrant's common stock outstanding at December 3, 1999:
250,264,170.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the Registrant's proxy statement for its Annual Meeting of Stockholders to be held January 27, 2000, which was filed under cover of
Schedule 14A with the Securities and Exchange Commission (the "SEC") on December 16, 1999 (the "Proxy Statement"), are incorporated by reference into Part III of this report.

                    INDEX TO ANNUAL REPORT ON FORM 10-K
                                                            PAGE NUMBER
FORM 10-K                                                   REFERENCE TO THIS
REQUIRED INFORMATION                                        1999 ANNUAL REPORT
                                                            ON FORM 10-K
-------------------------------------------------------------------------------
PART I
         ITEM 1.           BUSINESS
                           General Business Summary
                           Investment Advisory and Related Services
                           Banking/Finance Operations
                           Regulatory Considerations
                           Competition
                           Company History
                           Company Background Information
                           Financial Information about Industry Segments

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

PART II

         ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         ITEM 6.           SELECTED FINANCIAL DATA

         ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND RESULTS OF
                           OPERATION

         ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES
                           ABOUT MARKET RISK

         ITEM 8.           FINANCIAL STATEMENTS AND
                           SUPPLEMENTARY DATA

         ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH
                           ACCOUNTANTS ON ACCOUNTING AND
                           FINANCIAL DISCLOSURE

PART III

         ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF
                           THE REGISTRANT
                           Proxy: "Proposal 1: Election of Directors" *

         ITEM 11.          EXECUTIVE COMPENSATION
                           Proxy: "Proposal 1: Election of Directors" *

         ITEM 12.          SECURITY OWNERSHIP OF CERTAIN
                           BENEFICIAL OWNERS AND MANAGEMENT
                           Proxy: "Principal Holders of Voting Securities" and "Security Ownership of Management" *

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

         ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                           AND REPORTS ON FORM 8-K
                           Consolidated Financial Statements
                           Reports on Form 8-K
                           List of Exhibits

     *Incorporated by reference to the Proxy Statement.

Franklin Resources, Inc. files reports with the SEC. Copies of any of these filings can be obtained from the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

We also file reports with the SEC electronically via the Internet. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at http: //www.sec.gov. Additional information about Franklin Resources, Inc. can be obtained at our website at http:
//www.frk.com.
                                    PART I

"Forward-looking Statements." When used in this Annual Report on Form 10-K, words or phrases about the future such as "expected to," "could have," "will continue," "anticipates," "estimates," or similar expressions are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Statements in "Business," "Management's Discussion and Analysis" ("MD&A"), and elsewhere in this document that speculate about future events are "forward-looking statements." These types of statements are subject to certain risks and uncertainties as described below, including the factors in "MD&A -- Specific Risks Associated with the Year 2000" and " -- Risk Factors." These risks and uncertainties could cause our current expectations and predictions in the forward-looking statements to be wrong. Forward-looking statements are our best prediction at the time that they are made, and you should not rely on them. Rather, you should read the forward-looking statements in conjunction with the risk disclosures in this Annual Report. If a circumstance occurs that causes any of our forward-looking statements to be inaccurate, Franklin Resources, Inc. does not have an obligation to publicly release the change to our expectations, or to make any revision to the forward-looking statements.

Item 1. Business

General Business Summary
------------------------
Franklin Resources, Inc. ("FRI") was organized in Delaware in November 1969. FRI and its predecessors, have been engaged in the financial services business since 1947. The common stock of FRI is traded on stock exchanges under the ticker symbol "BEN" in the United States and elsewhere, and under the ticker symbol "FKR" in London. The term "Franklin("R") Templeton("R")" as used in this document, refers to Franklin Resources, Inc. and its consolidated subsidiaries.

The majority of our operating revenues, operating expenses and net income are derived from providing investment advisory and related services to retail mutual funds, institutional and private accounts, and other investment products globally. Related services include transfer agency, fund administration, custodial, trustee and fiduciary services. This is our primary business activity and operating segment. The mutual funds and other products that we advise, collectively called our sponsored investment products, are sold to the public under three brand names: Franklin, Templeton, and Mutual Series("TM"). These sponsored investment products include a broad range of domestic and global/international equity, fixed-income and money market mutual funds, as well as other investment products that meet a wide variety of investment needs of individuals and institutions. From time to time, we also participate in various investment management joint ventures.

Our secondary business activity and operating segment is banking/finance. Our banking/finance group offers consumer lending and selected retail banking services direct to the public.

The majority of our U.S.-registered funds are registered investment companies under the Investment Company Act of 1940 (the " '40 Act"). Our sponsored investment products include approximately 230 open-end and closed-end investment companies. The open-end investment companies (mutual funds) are organized within approximately 40 larger open-end investment companies with multiple portfolios. Two of these mutual funds offer products only to the separate accounts of insurance companies. On a consolidated worldwide basis, Franklin Templeton provides U.S. and international individual and institutional investors with a broad range of investment products and services designed to meet varying investment objectives. This affords our clients the opportunity to allocate their investment resources among various alternative investment products as changing worldwide economic and market conditions warrant.

Franklin Templeton's equity investment products reflect both a value and a growth style of investing. Value investing focuses on identifying companies which our research analysts and portfolio managers believe are undervalued based on a number of factors. Growth investing relies on the review of macro-economic, industry and sector trends to identify companies that exhibit superior growth potential relative to industry peers and the broad market. Unlike other management styles that focus on short-term market trends, our portfolio team invests in companies demonstrating long-term growth potential, based mainly on proprietary in-house research.

We originated our fund business with the Franklin Group of Funds("R")and added the other fund brand names through acquisitions, which are described in the "Company History" section below. When used in this report, the following terms generally apply unless otherwise noted. Information in this report is given as of September 30, 1999 unless otherwise noted.

"Franklin Templeton mutual funds"        All of the Franklin, Templeton and
or "Franklin Templeton funds" means:     Mutual Series mutual funds.

"Sponsored investment products" means:   All of the  Franklin,  Templeton  and
                                         Mutual Series mutual funds; closed-end
                                         investment   companies;  foreign-based
                                         investment products;   and  other  U.S.
                                         and   international   private   and
                                         institutional accounts.

Our revenues are largely dependent upon the level and relative composition of assets under management. To a lesser degree, our revenues also depend upon on the level of mutual fund sales and the number of mutual fund shareholder accounts. These factors are discussed below under "Investment Advisory and Related Services - Assets Under Management".

As of September 30, 1999, total assets under management by Franklin Templeton were $218.1 billion. Assets under management included $170.2 billion in the U.S.-registered mutual funds (including insurance dedicated funds), and $47.9 billion in closed-end investment companies, foreign-based investment products and U.S. and foreign private and institutional accounts. This makes Franklin Templeton one of the largest investment management complexes in the world.

I.  Investment Advisory and Related Services
--------------------------------------------
Franklin Templeton's principal line of business is providing investment, advisory and management services. In support of our core business, Franklin
Templeton provides the following support services; fund administration, shareholder processing, distribution and related services for the sponsored investment products. Fund shares are offered to individual investors, qualified groups, trustees, tax-deferred (such as IRA) or money purchase plans, employee benefit and profit sharing plans, trust companies, bank trust departments and institutional investors. In addition, various management and advisory services, commingled and pooled accounts, wrap fee arrangements and various other private investment management services are offered to certain private and institutional investors.

As discussed below in "MD&A", Franklin Templeton's revenues are derived primarily from its investment advisory operating segment. Our revenues and income are dependent upon many factors, such as the level and composition of our assets under management, the numbers and types of shareholders in our funds and our agreements with the advisers that sell our products to the public. These factors are described below in the following sections:

         a.   Assets Under Management
         b.   Asset Mix
         c.   Investment Management and Related Services
         d.   Types of Shares Offered by Our Funds
         e.   Distribution, Marketing and Related Services
         f.   Shareholder Servicing
         g.   Investment Objectives of Funds
         h.   Product Categorization

a.  Assets Under Management ("AUM")
-----------------------------------
Franklin Templeton's revenues depend to a large extent upon the dollar value of assets under management because we earn most of our fees based upon the amount of assets in the accounts that we are advising.

Type of Assets            Value in Billions                  % of Total AUM
--------------            -----------------                  --------------

Equity                          $ 134.4                            61%
------
         Held for growth potential, income potential or various combinations thereof by all types of investors, including institutional and separate accounts, on a worldwide basis.

Fixed-income                     $ 67.9                            31%
------------
         Both long and short-term, held by all types of investors on a worldwide basis.

Hybrid Funds                     $ 10.2                             5%
------------
         Asset allocation, balanced, flexible and income-mixed funds, held by all types of investors on a worldwide basis.

Money Funds                       $ 5.6                             3%
-----------
         Short-term liquid assets held by all types of investors on a worldwide basis.

b.  Asset Mix
-------------
As discussed above, our revenues are derived primarily from investment management activities. Broadly speaking, the change in the net assets of the funds depends upon two factors: (1) the level of sales of shares of the funds as compared to redemptions of shares of the funds; and (2) the increase or decrease in the market value of the securities owned by the funds. As Franklin Templeton's asset mix has shifted since 1992 from predominantly fixed-income securities to a majority of equity assets, Franklin Templeton has become subject to an increased risk of asset, and therefore revenue, volatility from changes in the domestic and global equity markets. This was evidenced in the fourth quarter of fiscal 1998 when a substantial decline in the Asian and then the global equity markets caused a 12% reduction in Franklin Templeton's assets under management and an 11% decline in our operating revenues. In addition, because we generally derive higher revenues and income from our equity assets, a shift in assets from equity to fixed-income would have a greater than proportional impact on total income and revenues. Despite such volatility, management believes that in the long run Franklin Templeton is more competitive as a result of the greater diversity of investment products available to its customers.

Many factors affect market values, including the general condition of national and world economics and the direction and volume of changes in interest rates and/or inflation rates. Fluctuations in interest rates and in the yield curve affect the value of fixed-income assets under management as well as the flow of monies to and from fixed-income funds. In turn, this affects our revenues from those funds. The multiplicity of factors impacting asset mix make it difficult to predict the net effect of any particular set of conditions.

Although Franklin Templeton's assets under management are subject to political and currency risk due to our international investment activities, our direct exposure to fluctuations in foreign currency markets is limited, as is discussed in more detail in "MD&A."

c.    Investment Management and Related Services
------------------------------------------------
Franklin Templeton provides investment advisory, portfolio management, transfer agency, business management agent and administrative services to sponsored investment products. Various Franklin Templeton subsidiary companies manage and implement the investment activities of sponsored mutual funds and provide the business management and/or administrative services which are necessary to the operation of each fund's business. Subsidiary companies also conduct research and provide the investment advisory services and determine which securities the funds will purchase, hold or sell as directed by each fund's board of trustees, directors or administrative managers. In addition, the subsidiary companies take all steps necessary to implement such decisions, including selecting brokers and dealers, executing and settling trades in accordance with detailed criteria set forth in the management agreement for each fund, and applicable law and practice. Similar services are rendered with respect to the closed-end investment companies, foreign-based funds and other U.S. and international private and institutional accounts.

The investment advisory services provided by Franklin Templeton include fundamental investment research and valuation analyses, including original economic, political, industry and company research, company visits and inspections, and the utilization of such sources as company public records and activities, management interviews, company prepared information, and other publicly available information, as well as analyses of suppliers, customers and competitors. In addition, research services provided by brokerage firms are used to support other research.

In some instances, brokerage firms agree to pay third-party providers for research provided to Franklin Templeton's advisory subsidiaries in recognition of brokerage business which may be (but is not contractually required to be) directed to those brokerage firms by Franklin Templeton's advisory subsidiaries in accordance with SEC regulations. In accordance with the provisions of the Securities Exchange Act of 1934 (the " '34 Act") and as permitted by fund prospectuses and contracts with individual accounts, the investment adviser may also direct brokerage firms for execution services as permitted by the National Association of Securities Dealers (the "NASD"). When best execution is available from more than one broker, the investment adviser may direct trades to brokers who sell shares of the funds advised by that investment adviser.

Fixed-income research includes economic, credit and value analysis. The economic analysis function monitors and evaluates numerous factors that influence the supply and demand for credit on a worldwide basis. Credit analysis researches the creditworthiness of debt issuers and their individual short-term and long-term debt issues. Value analysis reviews yield spread differential and the relative value of market sectors that represent buying and selling opportunities.

Investment management and related services are provided pursuant to agreements in effect with each of our U.S.-registered Franklin Templeton funds. Comparable agreements are in effect with foreign-registered funds and with private accounts. The management agreements for our U.S.-registered Franklin Templeton funds must be renewed each year, and must be specifically approved at least annually by a vote of such funds' board of trustees or directors or by a vote of the holders of a majority of such funds' outstanding voting securities. In either event, renewal must be approved by a majority vote of such funds' trustees or directors who are not parties to such agreement or interested persons of any such party (other than as members of the board) within the meaning of the '40 Act, cast in person at a meeting called for that purpose. Foreign registered funds have various termination rights, review and renewal provisions that are not discussed in this report.

Each U.S. management or advisory agreement between Franklin Templeton and each fund automatically terminates in the event of its "assignment" (as defined in the '40 Act). "Assignment" is defined in the '40 Act as including any direct or indirect transfer of a controlling block of voting stock. "Control" is defined as the power to exercise a controlling influence over the management or policies of a company. Therefore, if there was a change in control of Franklin Templeton, such as through a merger or an acquisition, the majority of the U.S. management and advisory agreements with the sponsored investment products would automatically terminate. In addition, either party may terminate the agreement without penalty after written notice ranging from 30 to 60 days.

If management agreements representing a significant portion of our assets under management were terminated, it would have a material adverse impact on our company. To date, no management agreements of Franklin Templeton with any of the Franklin Templeton funds have been involuntarily terminated.

Franklin Templeton also provides investment management, advisory and related services to closed-end investment companies, foreign-based funds and institutional accounts. Changes in the customer base of institutional investors occur on a regular basis.

The funds themselves have no employees. Generally, Franklin Templeton provides and pays the salaries of personnel who serve as officers of the Franklin Templeton funds, including the President and other administrative personnel as necessary to conduct such funds' day-to-day business operations. These personnel provide information, ensure compliance with securities regulations, maintain accounting systems and controls, prepare annual reports and perform other administrative activities. Various subsidiaries have contracts with the funds to provide additional services including maintaining a fund's portfolio records, answering shareholder inquiries, and creating and publishing literature.

The funds generally pay their own expenses such as legal, custody and auditing fees, reporting costs, board and shareholder meeting costs, SEC and state registration fees and similar expenses. The funds also pay Franklin Templeton a fee payable monthly in arrears based upon a fund's net assets. Annual fee rates under the various global investment management agreements generally range from 0.15% to a maximum of 2.00% and are often reduced as net assets exceed various threshold levels.

Our investment management agreements permit Franklin Templeton to serve as an adviser to more than one fund so long as our ability to render services to each of the funds is not impaired, and so long as purchases and sales appropriate for all of the advised funds are made on a proportionate or other equitable basis. The management personnel of Franklin Templeton and the fund directors or boards of trustees regularly review the fund advisory and other administrative fee structures in light of fund performance, the level and range of services provided, industry conditions and other relevant factors. Advisory and other administrative fees are generally waived or voluntarily reduced when a new fund is established and then increased to contractual levels within an established timeline or as net asset values reach certain levels.

Franklin Templeton uses a "master/feeder" fund structure in limited situations. This structure allows an investment adviser to manage a single portfolio of securities at the "master fund" level and have multiple "feeder funds" invest all of their respective assets into the master fund. Individual and institutional shareholders invest in the "feeder funds" which can offer a variety of service and distribution options. An advisory fee is charged at the master fund level, and administrative and shareholder servicing fees are charged at the feeder fund level.

Franklin Templeton also sponsors a real estate investment trust and several real estate investment partnerships. A Franklin Templeton subsidiary earns management fees pursuant to agreements with these investment vehicles. Franklin Templeton is currently exiting this business. The revenues and expenses related to this business are immaterial to Franklin Templeton.

d.  Types of Shares Offered by Our Funds
----------------------------------------
Most of the U.S.-registered Franklin Templeton funds have a multi-class share structure. Franklin Templeton adopted this share structure to provide investors with greater sales charge alternatives for their investments. In 1999, we changed the names of the share classes that we offer in the United States. Class A shares (formerly Class I shares) represent a traditional fee structure whereby the investor pays a commission at the time of purchase to the broker/dealer. During 1999, we introduced Class B shares for 35 mutual funds, which have no front-end sales charges but instead have a declining schedule of sales charges (called contingent deferred sales charges) if the investor redeems within the first six (6) years. For Class B shares, the commission is advanced by the fund's distributor to pay the broker/dealer. Class C shares (formerly Class II shares) have a hybrid, level load pricing structure combining aspects of conventional front-end, back-end and level-load pricing.

In the United States, we also offer Advisor Class shares in Franklin and Templeton funds and Z Class shares in Mutual Series funds on a limited basis, both of which have no sales charges. The Advisor and Z Class shares are sold to officers, directors and employees of Franklin Templeton, and are also offered to institutions and investment advisory clients (both affiliated and unaffiliated), as well as individuals investing $5 million or more. In addition, shareholders who held shares of the Mutual Series funds at the time that Franklin Templeton acquired Mutual Series may continue to purchase Z Class shares. Franklin Templeton also sells money market funds to investors for no sales charge. Under the terms and conditions described in the prospectuses or the statements of additional information for some funds, certain investors can purchase shares at net asset value or at reduced sales charges. In addition, investors may generally exchange their shares of a fund at net asset value for shares within the same class of another fund in the Franklin Templeton group without having to pay additional sales charges.

The Franklin Templeton insurance product funds each have a two class share structure, Class 1 and Class 2, both of which are sold at net asset value without a sales load to the insurance company separate accounts. The only difference between the two classes is that Class 2 shareholders pay a Rule 12b-1 Plan fee (as described below in "Distribution, Marketing and Related Services") to Franklin Templeton, which is generally assessed quarterly at an annual rate of 0.25% of the average daily net assets of that class. Proceeds of the Rule 12b-1 Plan fee are used to pay for distribution and other expenses of the Class 2 shares, and of the insurance contracts for which Class 2 shares are an investment option.

The following table summarizes the U.S. retail fund sales and distribution fee structure for various share classes.

Fees Paid by Shareholders to Franklin Templeton for Most U.S.-Registered  Retail
--------------------------------------------------------------------------------
Funds
-----

--------------------------- -------------------------- -------------------------- -----------------------
U.S. Retail Funds           Class A shares             Class B shares (c)         Class C shares
--------------------------- -------------------------- -------------------------- -----------------------
Sales Charge
at Time of Sale
     Equity                      5.75%  (a)                          None.                1.0%
     Fixed-income                4.25%  (a)                          None.                1.0%
--------------------------- -------------------------- -------------------------- ------------------------
Contingent Deferred Sales        None.  (b)            4% maximum declining to    1% if shareholder sells
Charge                                                 zero after 6 years         shares within 18 months.
                                                       ownership of shares.
--------------------------- -------------------------- -------------------------- ------------------------
Maximum Yearly
12b-1 Plan Fees
     Equity                           0.25%                    1.0%                       1.0%
     Fixed-income
          Taxable                     0.25%                    0.65%                      0.65%
          Tax-free                    0.10%                    0.65%                      0.65%
--------------------------- -------------------------- -------------------------- --------------------------
Types of investors that     Any.                       Any.                       Any.
may purchase this share
class
--------------------------- -------------------------- -------------------------- --------------------------

--------------------------- ----------------------------------- ------------------------------------
U.S. Retail Funds           Advisor Class shares                        Z Class shares (d)
--------------------------- ----------------------------------- ------------------------------------
Sales Charge
at Time of Sale             None.                               None.
     Equity
     Fixed-income
--------------------------- ----------------------------------- ------------------------------------
Contingent Deferred Sales   None.                               None.
Charge
--------------------------- ----------------------------------- ------------------------------------
Maximum Yearly              None.                               None.
12b-1 Plan Fees
--------------------------- ----------------------------------- ------------------------------------
Types of investors that     Officers, directors and employees   Officers, directors and employees
may purchase this share     of Franklin Templeton;              of Franklin Templeton;
class                       Institutions, investment advisory   Institutions, investment advisory
                            clients, individuals investing $5   clients, individuals investing $5
                            million or more in Franklin or      million or more in Mutual Series
                            Templeton funds.                    funds.
--------------------------- ----------------------------------- ------------------------------------

(a) Reductions in the maximum sales charges may be available depending upon the amount invested and the type of investor. In some cases noted in each fund's prospectus or statement of additional information, certain investors may invest in Class A shares at net asset value (with no load). In connection with certain of these no-load purchases, Franklin/Templeton Distributors, Inc. may make a payment out of its own resources to a broker/dealer involved with that sale.

(b)For NAV purchases over $1 million, a contingent deferred sales charge of 1.0% may apply to shares redeemed within one year.

(c) Class B shares convert to Class A shares after eight (8) years of ownership.

(d) When Franklin Resources, Inc. acquired the management contracts for Mutual Series funds, the existing shares of Mutual Series funds were reclassified as Z Class shares in exchange for the shares that they held at that time. Shareholders who held shares of the Mutual Series funds at the time that Franklin Templeton acquired Mutual Series may continue to purchase Z Class shares.

e.  Distribution, Marketing and Related Services
------------------------------------------------
Franklin/Templeton Distributors, Inc. ("Distributors"), a wholly-owned subsidiary of Franklin Resources, Inc., acts as the principal underwriter and distributor of shares of the U.S.-registered open-end Franklin Templeton funds. Distributors has entered into underwriting agreements with the funds, which generally provide for Distributors to pay the commission expenses for sales of fund shares. Franklin Templeton fund shares are sold primarily through a large network of independent intermediaries, including broker/dealers, banks and other similar investment advisers. We are heavily dependent upon these distribution channels and business relationships. There is increasing competition for access to these channels, which has caused our distribution costs to rise and could cause further increases in the future as competition continues and service expectations increase. In addition, many intermediaries also have mutual funds offered for sale under their own names that compete directly with our products. These intermediaries could decide to limit or restrict the sale of our fund shares, which could lower our future sales, increase redemption rates, and cause our revenues to decline. As of September 30, 1999, approximately 3,700 local, regional and national securities brokerage firms offered shares of the U.S. -registered Franklin Templeton funds for sale to the investing public. In the United States, Franklin Templeton has approximately 62 general wholesalers and six (6) retirement wholesalers who interface with the broker/dealer community.

Broker/dealers receive various fees from Distributors, including fees from investors and the funds, for services in matching investors with funds whose investment objectives match such investors' goals and risk profiles. Broker/dealers may also receive fees for their assistance in explaining the operations of the funds, in servicing the investor's account, reporting and various other distribution services.

Most of the U.S.-registered Franklin Templeton funds, with the exception of certain Franklin Templeton money market funds, have adopted distribution plans (the "Plans") under Rule 12b-1 promulgated under the '40 Act ("Rule 12b-1"). The Plans are established for an initial term of one (1) year and, thereafter, must be approved annually by the fund boards and by a majority of disinterested fund directors. All such Plans are subject to termination at any time by a majority vote of the disinterested directors or by the funds' shareholders. The Plans permit the funds to bear certain expenses relating to the distribution of their shares, such as expenses for marketing, advertising, printing and sales promotion. Fees under the Plans for the different share classes are shown above in the chart under "Types of Shares Offered by Our Funds." The implementation of the Plans provided for a lower fee on Class A shares acquired prior to the adoption of such Plans. Fees from the Plans are paid primarily to third-party dealers who provide service to the shareholder accounts, and also engage in distribution activities. Distributors may also receive reimbursement from the funds for various expenses that Distributors incurs involved in distributing the funds, such as marketing, advertising, printing and sales promotion subject to the Plans' limitations on amounts. Each fund has a percentage limit for these type of expenses based on average assets under management.

Class B and C shares are generally more costly to us in the year of sale, but they allow us to be competitive by increasing our presence in various distribution channels. On September 30, 1999, Franklin Templeton concluded an arrangement to finance payments of the Class B share broker commissions. The repayment of the financing advances is limited to the cash flows generated by the funds' 12b-1 Plans and by any contingent deferred sales charges collected in connection with early redemptions (within six years after purchase).

The fees below generally apply to our U.S.-registered retail funds, however, there are exceptions to this fee schedule for some funds.

Fees Paid by Franklin Templeton to Broker/Dealers and Other Intermediaries
--------------------------------------------------------------------------
for Most U.S.-Registered Retail Funds
-------------------------------------

U.S. Retail Funds     Class A Shares        Class B Shares       Class C Shares
=================   ==================     ================    ================

Dealer Commission
at Time of Sale
     Equity                  5.0%                4.0%                  2.0%
     Fixed-income            4.0%                3.0%                  2.0%
------------------       -------------      --------------        -------------
Maximum Yearly
12b-1 Plan Fees
     Equity                  0.25%               1.0%                  1.0%  (a)
     Fixed-income
          Taxable            0.25%               0.65%                 0.65% (b)
          Tax-free           0.10%               0.65%                 0.65% (b)
------------------       -------------      ----------------      -------------

(a) Franklin Templeton retains a fee equal to 0.75% of the assets in the account for the first twelve (12) months following the sale, after which it is paid annually to the broker/dealer.

(b) Franklin Templeton retains a fee equal to 0.50% of the assets in the account for the first twelve (12) months following the sale, after which it is paid annually to the broker/dealer.

f.  Shareholder Servicing
-------------------------
Franklin/Templeton Investor Services, Inc. ("FTISI") is a Franklin Templeton subsidiary which provides shareholder record keeping services and acts as transfer agent and dividend-paying agent for the U.S.-registered Franklin Templeton open-end funds. FTISI is registered with the SEC as a transfer agent under the '34 Act. FTISI is compensated under an agreement with each fund on the basis of a fixed annual fee per account, which varies with the fund and the type of services being provided, and is reimbursed for out-of-pocket expenses. FTISI charges an annual fee per billable shareholder account.

Other subsidiaries provide the same services to the open-end funds offered for sale in Canada, Europe and Asia under similar fee arrangements. As of September 30, 1999, there were approximately 9.6 million billable shareholder accounts in the worldwide Franklin Templeton group.

g.  Investment Objectives of Funds
----------------------------------
Franklin Templeton's sponsored investment products accommodate a variety of investment goals, including capital appreciation, growth and income, income, tax-free income and preservation of capital. In seeking to achieve such objectives, each portfolio emphasizes different investment securities. Portfolios that seek capital appreciation invest primarily in equity securities in a wide variety of international and U.S. markets; some seek broad national market exposure, while others focus on narrower sectors such as precious metals, health care, emerging technology, mid-cap companies, small-cap companies, real estate securities and utilities. Portfolios seeking income focus on taxable and tax-exempt money market instruments, tax-exempt municipal bonds, global fixed-income securities, fixed-income debt securities of corporations and of the U.S. government and its agencies and instrumentalities such as the Government National Mortgage Association, the Federal National Mortgage Association, and the Federal Home Loan Mortgage Corporation. Still others focus on investments in particular countries and regions, such as emerging markets. A majority of the assets managed are equity-oriented.

Franklin Templeton also provides investment management and related services to a number of closed-end investment companies whose shares are traded on various major U.S. and some international stock exchanges. In addition, we provide investment management, marketing and distribution services to certain sponsored investment companies organized in the Grand Duchy of Luxembourg (called "SICAV Funds"), which are distributed in marketplaces outside of North America, to certain investment funds and portfolios in Canada as well as to certain other international portfolios in the United Kingdom and elsewhere.

In addition to closed-end funds, our sponsored investment products also include portfolios managed for some of the world's largest corporations, endowments, charitable foundations, pension funds, wealthy individuals and other institutions. We use various investment techniques to focus on specific client objectives for these specialized portfolios.

As of September 30, 1999, the net assets under management of our five (5) largest funds were Franklin California Tax-Free Income Fund, Inc. ($14.5 billion), Templeton Growth Fund ($13.9 billion), Templeton Foreign Fund ($12.9 billion), Templeton World Fund ($9.3 billion) and the Franklin Custodian Funds-U.S. Government ($8.3 billion). These five (5) mutual funds represented, in the aggregate, 27.0% of all Franklin Templeton's assets under management.

Franklin Templeton also offers a total of 36 funds in the United States to insurance company separate accounts as investment options for variable annuity and variable life insurance contracts. Most of the funds related to variable insurance contracts have been fashioned after some of the more popular funds offered to the general public and are managed, in most cases, by the same investment adviser.

h. Product Categorization -------------------------- The Investment Company Institute (the "ICI"), an industry group of which Franklin Templeton is a member, has developed detailed definitions for the investment objectives of U.S.-registered mutual funds and variable annuity and variable life sub-accounts. In addition to the mutual fund assets described in the chart below, Franklin Templeton also manages approximately $47.9 billion, 22% of our assets, in closed-end investment companies, foreign-based funds and other U.S. and international private and institutional accounts. Approximately $22.9 billion of these assets are held in private accounts. The investment objectives of these accounts vary but are primarily equity-oriented. Approximately $20.9 billion of these assets are held in international-based funds whose investment objectives vary but are primarily international and global equity-oriented; and $4.1 billion is in U.S.-registered funds in various investment vehicles. Amounts invested by our institutional clients across product types, including mutual funds, trusts, and private accounts, were $41.6 billion at September 30, 1999.

From time to time, as business reasons, market conditions or investor demand warrant, Franklin Templeton introduces new funds, merges existing funds, or liquidates existing funds. The following chart shows our U.S.-registered mutual funds and dedicated insurance product funds as of September 30, 1999. The categories used in this chart are more precise than the broad investment objective categories used in "MD&A "and in our "Consolidated Financial Statements." The following chart is categorized using the ICI definitions.

                            FRANKLIN TEMPLETON FUNDS - U.S.-REGISTERED OPEN-END

-------------------------------------------- -----------------------------------------------------------------
                                                                                           NO. OF    NO. OF
                   CATEGORY                       INVESTMENT OBJECTIVE                     MUTUAL    INSURANCE
   (and approximate assets under management,                                               FUNDS     PRODUCT
                  in billions)                                                                       FUNDS
-------------------------------------------- -------------------------------------------  ------- ------------
I.  EQUITY FUNDS($91.8)

-------------------------------------------- -------------------------------------------  ------- ------------
A.    Capital Appreciation Funds($16.6)      Seek capital appreciation;
                                             dividends are not a primary consideration.
-------------------------------------------- -------------------------------------------  ------- ------------
        1. Aggressive Growth Funds           Invest primarily in common stocks of small      3          2
                                             growth companies.
-------------------------------------------- -------------------------------------------  ------- ------------
        2. Growth Funds                      Invest primarily in common stocks of            8          4
                                             well-established companies.
-------------------------------------------- ------------------------------------------- -------- ------------
        3. Sector Funds                      Invest primarily in common stocks of            7          3
                                             companies in related fields.
-------------------------------------------- ------------------------------------------- -------- ------------
B.    World Equity Funds ($55.1)             Invest primarily in stocks of foreign
                                             companies.
-------------------------------------------- ------------------------------------------- -------- ------------
        1. Emerging Market Funds             Invest primarily in companies based             2          2
                                             in developing regions of the world.
-------------------------------------------- ------------------------------------------- -------- ------------
        2.  Global Equity Funds              Invest primarily in equity securities           8          3
                                             traded worldwide, including those of
                                             U.S. companies.
-------------------------------------------- ------------------------------------------- -------- ------------
        3. International Equity Funds        Must invest in equity securities of             4          3
                                             companies located outside the U.S. and
                                             cannot invest in U.S. company stocks.
-------------------------------------------- ------------------------------------------- -------- ------------
        4. Regional Equity Funds             Invest in companies based in a specific         4          1
                                             part of the world.
-------------------------------------------- ------------------------------------------- -------- ------------

C.   Total Return Funds($20.1)               Seek a combination of current income
                                             and capital appreciation.
-------------------------------------------- ------------------------------------------- -------- ------------
         1.  Growth and Income Funds         Invest primarily in common stocks of            7          4
                                             established companies with the
                                             potential for growth and a consistent
                                             record of dividend payments.
-------------------------------------------- ------------------------------------------- -------- ------------
II.  HYBRID FUNDS ($9.6)                     May invest in a mix of equity,
                                             fixed-income securities and derivative
                                             instruments.
-------------------------------------------- ------------------------------------------- -------- ------------
A.    Asset Allocation Funds ($0.7)          Invest in various asset classes
                                             including, but not limited to, equities,        3          2
                                             fixed-income securities and money market
                                             instruments. They seek high total return
                                             by maintaining precise weightings
                                             in asset classes.
-------------------------------------------- ------------------------------------------- -------- ------------
B.    Flexible Portfolio Funds ($0.1)        Invest in common stocks, bonds and
                                             other debt securities, and money market         1
                                             securities to provide high total return.
                                             These funds may invest up to 100 percent
                                             in any one type of security and may easily
                                             change weightings depending upon market
                                             conditions.
-------------------------------------------- ------------------------------------------- -------- ------------
C.    Income-mixed Funds ($8.1)              Invest in a variety of income-producing
                                             securities, including equities and              1          1
                                             fixed-income securities.  These funds
                                             seek a high level of current income
                                             without regard to capital appreciation.
-------------------------------------------- ------------------------------------------- -------- ------------
III.  TAXABLE BOND FUNDS($15.6)

-------------------------------------------- ------------------------------------------- -------- ------------
A.    Corporate Bond Funds ($1.4)            Seek current income by investing in
                                             high-quality debt securities issued
                                             by U.S. corporations.
-------------------------------------------- ------------------------------------------- -------- ------------
      1.   Corporate Bond Funds:             Invest two-thirds or more of their              1
                 General                     portfolios in U.S. corporate bonds
                                             with no restrictions on average maturity.
-------------------------------------------- ------------------------------------------- -------- ------------
B.    High Yield Funds($3.8)                 Invest two-thirds or more of their
                                             portfolios in lower rated U.S. corporate        1          1
                                             bonds (Baa or lower by Moody's and BBB
                                             or lower by Standard and Poor's
                                             rating services).
-------------------------------------------- ------------------------------------------- -------- ------------

C.    World Bond Funds($0.5)                 Invest in debt securities offered by
                                             foreign companies and governments.
                                             They seek the highest level of
                                             current income available worldwide.
-------------------------------------------- ------------------------------------------- -------- ------------
       1.  Global Bonds Funds:  General      Invest in worldwide debt securities
                                             with no stated average maturity or an           2          1
                                             average maturity of five years or more.
                                             These funds may invest up to 25% of
                                             assets in companies located in the U.S.
-------------------------------------------- ------------------------------------------- -------- -------------
      2.   Global Bond Funds:                Invest in debt securities worldwide             2
                        Short Term           with an average maturity of one to five
                                             years. These funds may invest up to
                                             25% of assets in companies located
                                             in the U.S.
-------------------------------------------- ------------------------------------------- -------- -------------
       3. Other World Bonds Funds            Such as international bond and emerging         2
                                             market debt funds, invest in foreign
                                             government and corporate debt instruments.
 -------------------------------------------- ------------------------------------------- -------- -------------
D.    Government Bond Funds($9.3)            Invest in U.S. Government bonds of
                                             varying maturities. They seek high
                                             current income.
-------------------------------------------- ------------------------------------------- -------- -------------
        1. Government Bond Funds:            Invest two-thirds or more of their
                      Intermediate Term      portfolios in U.S. Government securities                   1
                                             with an average maturity of five to
                                             ten years. Securities utilized by
                                             investment managers may change with
                                             market conditions.
-------------------------------------------- ------------------------------------------- -------- -------------
        2. Government Bond Funds:            Invest two-thirds or more of their
                      Short Term             portfolios in U.S. Government securities        1
                                             with an average maturity of one to
                                             five years. Securities utilized by
                                             investment managers may change with
                                             market conditions.
-------------------------------------------- ------------------------------------------- -------- -------------

        3.  Mortgage-backed Funds            Invest two-thirds or more of their              3
                                             portfolios in pooled mortgage-backed
                                             securities.
-------------------------------------------- ------------------------------------------- ------- -------------
E.     Strategic Income Funds($0.6)          Invest in a combination of U.S.                 2          5
                                             fixed-income securities to provide
                                             a high level current income.
-------------------------------------------- ------------------------------------------- ------- -------------
IV.  TAX-FREE  BOND FUNDS ($48.2)

-------------------------------------------- ------------------------------------------- ------- -------------
A.     State Municipal Bond Funds            Invest primarily in municipal bonds
      ($32.8)                                issued by a particular state.  These
                                             funds seek high after-tax income for
                                             residents of individual states.
-------------------------------------------- ------------------------------------------- ------- -------------
      1.   State Municipal Bond Funds:       Invest primarily in the single-state
            general                          municipal bonds with an average
                                             maturity of greater than five years
                                             or no specific stated  maturity.
                                             The  income  from  these  funds  is            31
                                             largely exempt from federal as well
                                             as state  income tax for  residents
                                             of the state.
-------------------------------------------- ------------------------------------------- ------- -------------
B.     National Municipal Bond Funds         Invest primarily in the bonds of
       ($15.4)                               various municipal issuers in the U.S.
                                             These   funds  seek  high   current
                                             income free from federal tax.
-------------------------------------------- ------------------------------------------- ------- -------------
     1.   National Municipal Bond Funds:     Invest primarily in municipal bonds             4
          general                            with an average maturity of more than
                                             five years or no specific stated maturity.
-------------------------------------------- ------------------------------------------- ------- -------------
V.        MONEY MARKET FUNDS
           ($5.0)
-------------------------------------------- ------------------------------------------- ------- -------------
A.     Taxable Money Market Funds            Invest in short-term, high-grade money
       ($4.0)                                market securities and must have
                                             average maturity of 90 days or less.
                                             These funds seek the highest level of
                                             income consistent with preservation
                                             of capital (i.e. maintaining a stable
                                             share price).
-------------------------------------------- ------------------------------------------- -------- -------------

     1.   Taxable Money Market Funds:        Invest primarily in U.S. Treasury               2
                 government                  obligations and other financial
                                             instruments issued or guaranteed by
                                             the U.S. Government, its agencies or
                                             its instrumentalities.
-------------------------------------------- ------------------------------------------- -------- -------------
     2.   Taxable Money Market               Invest in a variety of money market             5          1
           Funds: non-government             instruments, including certificates
                                             of deposit from large banks, commercial
                                             paper and bankers' acceptances.
-------------------------------------------- ------------------------------------------- -------- -------------
B.    Tax Exempt Money Market Funds ($1.0)   Invest in short-term municipal
                                             securities and must have average
                                             maturities of 90 days or less.  These
                                             funds seek the highest level of
                                             income - free from federal and, in
                                             some cases, state and local taxes -
                                             consistent with preservation of capital.
-------------------------------------------- ------------------------------------------- -------- -------------
     1.  National Tax-Exempt Money           Invest primarily in short-term                  1
             Market Funds                    securities of various U.S. municipal
                                             issuers.
-------------------------------------------- ------------------------------------------- -------- -------------
     2. State Tax-Exempt Money Market Funds  Invest primarily in short-term                  2
                                             securities of municipal  issuers in
                                             a  single   state  to  achieve  the
                                             highest  level of  tax-free  income
                                             for residents of that state.
-------------------------------------------- ------------------------------------------- -------- -------------

II.  Banking/Finance Operations
-------------------------------

Franklin Templeton's second operating segment is banking/finance, through which we offer consumer banking services, insured deposits, dealer auto loans and credit cards. A more detailed analysis of the financial effects of loan losses and delinquency rates in Franklin Templeton's consumer lending and dealer auto loan business, as well as the funding of this activity, is contained in the "MD&A-Operating Revenues." These activities are carried out by the subsidiaries described below.

Franklin Bank, a subsidiary of Franklin Templeton, had total assets of $76.3 million as of September 30, 1999, and provides consumer banking products and services such as credit cards, auto loans, deposit accounts and consumer loans. The bank does not exercise its commercial lending powers in order to maintain its status as a "non-bank bank" pursuant to the provisions of the Competitive Equality Banking Act of 1987 ("CEBA") which permits FRI, a "non-banking company" prior to CEBA, to remain exempt from the Bank Holding Company Act under the "grandfathering" provisions of CEBA. The bank has an application pending before the Office of Thrift Supervision to convert its California state banking charter to a Federal thrift charter which, if approved, will eliminate the applicability of CEBA and, accordingly, CEBA imposed restrictions on bank activities such as the prohibition on making commercial loans.

Franklin Capital Corporation ("FCC") is a subsidiary of Franklin Templeton formed to expand Franklin Templeton's auto lending activities. FCC conducts its business primarily in the Western region of the United States and originates its loans through a network of auto dealerships representing a wide variety of makes and models. FCC offers several different loan programs to finance new and used vehicles and is a trust company licensed by the California Department of Financial Institutions. FCC has in the past acquired credit card receivables from Franklin Bank. As of September 30, 1999, FCC's total assets included $81.1 million of gross automobile contracts and $39.5 million of gross credit card receivables. During fiscal 1999, FCC securitized approximately $106.2 million of auto loan receivables. FCC continues to service $164.8 million of receivables that have been securitized to date. See Note 4 of Notes to the Financial Statements.

Our securitized consumer receivables business is subject to marketplace fluctuation and competes with businesses with significantly larger portfolios. Auto loan and credit card portfolio losses can be influenced significantly by trends in the economy and credit markets which reduce borrowers' ability to repay loans.

III.  Regulatory Considerations
-------------------------------

Virtually all aspects of Franklin Templeton's businesses are subject to various foreign, and U.S. federal and state, laws and regulations. As discussed above, Franklin Templeton and a number of our subsidiaries are registered with various foreign, and U.S. federal and state, governmental agencies. These supervisory agencies have broad administrative powers, including the power to limit or restrict Franklin Templeton from carrying on our business if we fail to comply with applicable laws and regulations. In the event of non-compliance, the possible sanctions which may be imposed include suspending individual employees, limiting Franklin Templeton's (or a subsidiary's) ability to engage in business for specified periods of time, revoking the investment adviser or broker/dealer registrations, or similar foreign registrations, as well as censures and fines.

Franklin Templeton's compliance procedures meet the standards outlined in the most recent guidelines of the ICI related to securities transactions by employees, officers and directors of investment companies. Franklin Templeton's officers, directors and employees may from time to time own securities which are also held by the funds. Franklin Templeton's internal policies with respect to individual investments by certain employees, including officers and directors who are employed by Franklin Templeton, require prior clearance and reporting of most transactions and restrict certain transactions to address the possibility of conflicts of interest.

To the extent that existing or future regulations cause or contribute to reduced sales of fund shares or investment products or impair the investment performance of the funds or such other investment products, our assets under management and revenues might be adversely affected. Changes in regulations affecting free movement of international currencies might also adversely affect Franklin Templeton.

Franklin Templeton, including certain of our subsidiaries, is subject to increased scrutiny and a substantially-increased volume of compliance reporting related to our plan, activities and the associated costs related to the Year 2000, as discussed in more detail in "MD&A-Year 2000."

Since 1993, the NASD Conduct Rules have limited the amount of aggregate sales charges which may be paid in connection with the purchase and holding of investment company shares sold through brokers. The effect of the rule might be to limit the amount of fees that could be paid pursuant to a fund's 12b-1 Plan to Distributors, a subsidiary of Franklin Templeton that earns underwriting commissions on the distribution of fund shares. Such limitations would apply in a situation where a fund has no, or limited, new sales for a prolonged period of time. None of the Franklin Templeton funds are in, or close to, that situation at the present time.

IV.  Competition
----------------
The financial services industry is highly competitive and has increasingly become a global industry. There are over 7,500 open-end investment companies of varying sizes, investment policies and objectives whose shares are being offered to the public in the United States. Due to Franklin Templeton's international presence and varied product mix, it is difficult to assess our market position relative to other investment managers on a worldwide basis, but Franklin Templeton believes that we are one of the more widely diversified investment managers in the United States. Franklin Templeton believes that our equity and fixed-income asset mix coupled with our global presence will serve our competitive needs well over the long term. Franklin Templeton continues to focus on service to customers, performance of investment products and extensive marketing activities with our strong broker/dealer and other financial institution distribution network.

Franklin Templeton faces strong competition from numerous stock brokerage and investment banking firms, insurance companies, banks, savings and loan associations and other financial institutions which also offer a wide range of financial services. In recent years, there has been a trend of consolidation in the financial services industry, resulting in stronger competitors with greater financial resources than Franklin Templeton.

Although we rely on intermediaries to sell and distribute Franklin Templeton fund shares, many of these intermediaries also have mutual funds under their own names that compete directly with our products. The banking industry also continues to expand its sponsorship of proprietary funds. These intermediaries could decide to limit or restrict the sale of our fund shares, which could lower our future sales and cause our revenues to decline. Franklin Templeton has and continues to pursue sales relationships with all types of intermediaries to broaden our distribution network. We are currently expanding our Internet e-business to compete with the rapidly developing and evolving capabilities being offered with this technology. It is not currently possible to predict the effect of the Internet on Franklin Templeton or on the financial services industry overall.

As investor interest in the mutual fund industry has increased, competitive pressures have increased on sales charges of broker/dealer distributed funds. Franklin Templeton believes that, although this trend will continue, a significant portion of the investing public still relies on the services of the broker/dealer community, particularly during weaker market conditions. Franklin Templeton has experienced increased demand for payments to its distribution channels and anticipates that this trend will continue.

We believe that we are well positioned to deal with changes in marketing trends as a result of our already extensive advertising activities and broad based marketplace recognition. Franklin Templeton does significant advertising and conducts sales promotions through various media sources to promote brand recognition. We advertise in major national financial publications, as well as on radio and television to promote brand name recognition and to assist its distribution network. Such activities included purchasing network and cable programming, sponsorship of sporting events, such as the "Franklin Templeton Shark Shoot-Out", sponsorship of The Nightly Business Report on public television, and extensive newspaper and magazine advertising.

Diverse and strong competition affects the banking/finance segment of our business as well, and limits the interest rates that we can charge on consumer loans. We compete with many types of institutions for consumer loans, including the finance subsidiaries of large automobile manufacturers.

V.  Company History
--------------------
In October 1992, Franklin Templeton acquired substantially all of the assets and liabilities of the investment adviser to the Templeton, Galbraith & Hansberger Ltd. financial services business. This acquisition added the Templeton family of funds to our company.

In November 1996, Franklin Templeton acquired certain assets and liabilities of Heine Securities Corporation, which provided investment management services to various accounts and investment companies, including Mutual Series Fund Inc., now known as Franklin Mutual Series Fund Inc. ("Mutual Series"). Subsequent to the Mutual acquisition, Franklin Templeton has managed Mutual Series on a unified basis with its other business operations.

The purchase price paid at the closing of the Mutual acquisition was funded through a combination of available cash, securities and the sale of commercial paper. The base purchase price consisted of $551 million in cash, including acquisition expenses, and the delivery of 3.3 million shares of FRI common stock. The purchase price included the deposit into escrow of $150 million to be invested in shares of Mutual Series. The escrow money shares are being released over a five-year period from the date of the acquisition, with a minimum $100 million retention for the full five-year period. In addition to the base purchase price, the transaction included a contingent payment ranging from $96.25 million to $192.5 million under certain conditions if certain agreed-upon growth targets are met over the five years following the closing. The first contingent payment of $64.2 million related to these agreed-upon growth targets was made in the third quarter of fiscal 1998 and was accounted for as goodwill related to additional purchase price of the Mutual acquisition. Other payments are due in fiscal 2000 and 2001 if growth targets are met. See Note 2 of Notes to the Financial Statements.

VI.  Company Background Information
------------------------------------
Franklin Templeton's principal executive and administrative offices are at 777 Mariners Island Boulevard, San Mateo, California 94404. As of September 30, 1999, Franklin Templeton employed approximately 6,700 employees on a worldwide basis. We also utilize independent contractors as necessary and employ additional temporary help to meet unusual requirements.

Management believes that its relations with its employees are good. However, we face continued competition in hiring and retaining qualified employees. The competition from other companies to hire qualified employees has increased, particularly in certain geographic locations where the majority of our workforce is employed and where unemployment rates are at historically low levels.

As of September 30, 1999, substantially all of the shares of the various directly and indirectly owned subsidiary companies were owned directly by FRI or subsidiaries thereof, except with respect to a limited number of foreign entities and limited minority ownership of certain other companies. As of
December 1, 1999, Charles B. Johnson, Rupert H. Johnson, Jr. and R. Martin Wiskemann beneficially owned approximately 18.85%, 15.27% and 9.09%, respectively, of the outstanding common stock of Franklin Templeton.

VII. Financial Information about Industry Segments
---------------------------------------------------
Information on Franklin Templeton's operations in various geographic areas of the world and a breakout of business segment information is contained in Note 7 of Notes to the Financial Statements.

Item 2.   Properties

General Description
-------------------
As of September 30, 1999, Franklin Templeton leased offices and facilities in ten (10) locations in the immediate vicinity of its principal executive and administrative offices located at 777 Mariners Island Boulevard, San Mateo, California. In addition, Franklin Templeton owns seven (7) buildings near Sacramento, California, as well as six (6) buildings in St. Petersburg, Florida, two (2) buildings in Nassau, Bahamas as well as space in office buildings in Argentina, China and Singapore. Certain properties of Franklin Templeton were under construction during fiscal 1999 as described below. Since Franklin Templeton is operated on a unified basis, corporate activities, fund related activities, accounting operations, sales, real estate and banking operations, auto loans and credit cards, management information system activities, publishing and printing operations, shareholder service operations and other business activities and operations take place in a variety of such locations. Franklin Templeton or its subsidiaries also lease office space in Florida, New York, and Utah and in Australia, Brazil, Canada, China, England, France, Germany, Holland, Hong Kong, India, Italy, Japan, Korea, Luxembourg, Poland, Russia, Scotland, South Africa, Spain, Switzerland, Taiwan, and Turkey.

I.  Leased Properties
---------------------
As of September 30, 1999, Franklin Templeton leased properties at the locations set forth below:

                              Approximate     Approximate Current   Expiration
Location                     Square Footage   Base Monthly Rental      Date

777 Mariners Island Boulevard
San Mateo, CA  94404  (a)       176,000           $435,000        September 2009

1147 & 1149 Chess Drive
Foster City, CA  94404          90,000             $85,000          June 2000

500 East Broward Boulevard
Ft. Lauderdale, FL  33394      125,000            $229,000         December 2000

555 Airport Boulevard
Burlingame, CA                  94,000            $222,000          June 2006

1800 Gateway Drive
San Mateo, CA 94404             70,000            $207,000          August 2002

1810 Gateway Drive
San Mateo, CA  94404            52,000            $124,000          June 2000

1950 Elkhorn Court (b)
San Mateo, CA  94403            37,000             $46,000          July 2001

901 & 951 Mariners Island                                         Between March
Boulevard, San Mateo, CA  94404 36,000             $79,000     1999 & April 2000

2000 Alameda de las Pulgas
San Mateo, CA 94403             36,000            $118,000       February 2005

51 JFK Parkway
Short Hills, NJ                 27,000             $79,000          May 2005

1850 Gateway Drive (c)
San Mateo, CA  94404            19,000             $34,000          July 2000

1400 Fashion Island Boulevard
San Mateo, CA  94404            17,000             $52,000         June 2002

Other U.S. Locations            50,000                --               --

Foreign Locations              274,000                --               --

(a)  Franklin Templeton owns an undivided 60% interest in this property.
(b)  Franklin  Templeton  terminated  the 1950 Elkhorn Court lease on
     December 1,1999.
(c)  Franklin Templeton terminated the 1850 Gateway lease on December 15, 1999.

II.  Owned Properties
---------------------
In Rancho Cordova, California, Franklin Templeton owns five (5) office buildings totaling approximately 424,000 square feet, a data center/warehouse facility of approximately 162,000 square feet and a warehouse building of approximately 69,000 square feet.

In St. Petersburg, Florida, Franklin Templeton owns five (5) office buildings totaling approximately 370,00 square feet, as well as an approximate 117,000 square foot facility devoted to a computer data center, training, warehouse and mailing operations in St. Petersburg, Florida. During November 1998, Franklin Templeton began construction of another office building in St. Petersburg and plans to occupy this building in June 2000.

Franklin Templeton owns two (2) office buildings in Nassau, Bahamas, of approximately 14,000 square feet and approximately 25,000 square feet, respectively, as well as a nearby condominium residence. Franklin Templeton also owns three (3) separate office-building floors of approximately 1,200, 8,000 and 10,000 square feet in Shanghai, China, Buenos Aires, Argentina, and Singapore, respectively.

Franklin Templeton is a tenant-in-common with a 60% undivided interest in the property occupied by Franklin Templeton at 777 Mariners Island Boulevard, San Mateo, California. The tenancy-in-common assumed the existing thirty-year non-recourse financing for the property from Metropolitan Life Insurance Company at an interest rate of 8.10% per annum, due November 2002. The principal balance outstanding as of September 30, 1999 was $23.0 million.

III.  New Corporate Headquarters
---------------------------------
In June 1999, Franklin Templeton acquired approximately 32 acres of undeveloped land ("Bay Meadows") located in San Mateo, California for a total purchase price of $21.6 million. In connection with this purchase, Franklin Templeton deposited with the seller and the City of San Mateo $22 million representing an estimate of our share of certain off-site improvements. A final reconciliation of the actual amount due to the seller will be made after the improvements have been completed.

Also in June 1999, Franklin Templeton entered into a five-year operating lease agreement in connection with the construction of the new corporate headquarters to be located on a portion of Bay Meadows, which Franklin Templeton has ground leased to a special purpose lessor trust. The total cost of the corporate headquarters covered by this lease agreement is limited to $170 million. The lease provides for a substantial residual value guarantee (approximately 85% of the total cost) by Franklin Templeton which is due on termination of the lease. The lease includes renewal options that can be exercised at the end of the initial lease period, and purchase options that can be exercised prior to the expiration of the lease term. Upon termination of the lease, we can either exercise our purchase option, or the property can be sold to a third party. Franklin Templeton's interest in the portion of the Bay Meadows property covered by this lease (including our interest as owner of the fee interest in the land) is collateral for our obligations under the lease agreement, including our obligations to pay the residual value guaranty. Franklin Resources, Inc. has provided a guaranty of the obligations of the subsidiary that signed the lease agreement, in a manner substantially similar to the guaranty for our revolving line of credit agreements.

Item 3.   Legal Proceedings

We have previously reported three complaints filed by the same law firm, in January 1998, February 1998, and September 1998, in the U. S. District Court for the Southern District of Florida, against Templeton Asset Management, Ltd., an indirect wholly-owned subsidiary of FRI and the investment manager of the closed-end investment company; Templeton Vietnam Opportunities Fund, Inc. (now known as Templeton Vietnam and Southeast Asia Fund, Inc.); certain of the fund's officers and directors; FRI; and Templeton Worldwide, Inc., a direct wholly-owned FRI subsidiary.

The suits are captioned James C. Roumell, plaintiff on behalf of himself and all others similarly situated v. Templeton Asset Management, Ltd., et al., (Civil Action No. 98-6059), Michael J. Wetta, plaintiff on behalf of himself and all others similarly situated v. Templeton Asset Management, Ltd., et al. (Civil Action No. 98-6170); and Richard Waksman, plaintiff on behalf of himself and all others similarly situated v. Templeton Asset Management Ltd., et al., (Civil Action No. 98-7059).

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

FRI and the other defendants moved to dismiss all three cases on various legal grounds, including the fact that the lawsuits mischaracterize the "fundamental policies" of the fund and fail to acknowledge the basic investment objective of the fund to pursue long-term capital appreciation.

On December 6, 1999, the court ruled on the defendants' motions to dismiss the complaints in the Roumell and the Wetta cases. The court granted defendants' motions in part and denied them in part. Specifically, the court dismissed both complaints but gave the plaintiffs permission to amend the complaints in certain particulars, if the plaintiffs elect to do so. In making these rulings, the court chiefly addressed the issue of the plaintiffs' legal standing to assert certain claims against certain defendants and did not uphold or reject the merit of any count in either complaint. If the plaintiffs do decide to amend the complaints and to pursue these lawsuits, the defendants will have the option of moving again to dismiss the complaints to challenge their legal sufficiency on the merits of the claims. Management believes these lawsuits are without merit and intends to defend the actions vigorously.

Other than as stated above, there have been no material developments in this litigation during the past fiscal year.

Franklin Templeton is involved from time to time in litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect Franklin Templeton's business or financial position.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders.

                              PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Information About Franklin Templeton's Common Stock
---------------------------------------------------
FRI's common stock is traded on the New York Stock Exchange ("NYSE") and the Pacific Exchange, Inc. under the ticker symbol BEN and the London Stock Exchange under the ticker symbol FKR. On September 30, 1999, the closing price of FRI's common stock on the NYSE was $30.5625 per share. At December 3, 1999, there were approximately 5,100 shareholders of record. Based on nominee solicitation, we believe that there are approximately 31,400 beneficial shareholders whose shares are held in street name.

The following table sets forth the high and low sales prices for FRI's common stock from the NYSE Composite Tape. The first quarter fiscal 1998 sales prices have been adjusted retroactively to reflect the 1998 two-for-one stock split. See Note 1 of Notes to Financial Statements.


                         1999 Fiscal Year              1998 Fiscal Year
Quarter               High              Low         High             Low
------------------------------------------------------------------------------
October-December    45 5/8           26 1/2       51 7/8             39 3/4
January-March       38 3/8           27           57 1/4             38
April-June          45               27 1/8       57 7/8             47 9/16
July-September      43 7/16          29 3/4       54 7/8             25 3/4

Franklin Templeton declared dividends of $0.22 per share in fiscal 1999 and $0.20 per share in fiscal 1998. Franklin Templeton expects to continue paying dividends on a quarterly basis to common stockholders depending upon earnings and other relevant factors.

Item 6.   Selected Financial Data

FINANCIAL HIGHLIGHTS

in millions, except assets under
management and per share amounts

AS OF AND FOR THE
YEARS ENDED SEPTEMBER 30,                        1999              1998             1997              1996             1995
---------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
   Operating revenues                        $2,262.5          $2,577.3         $2,163.3          $1,519.5         $1,253.3
   Net income                                   426.7             500.5            434.1             314.7            268.9
FINANCIAL DATA
   Total assets                               3,666.8           3,480.0          3,095.2           2,374.2          2,244.7
   Long-term debt                               294.3             494.5            493.2             399.5            382.4
   Stockholders' equity                       2,657.0           2,280.8          1,854.2           1,400.6          1,161.0
   Operating cash flow                          584.5             693.7            428.5             359.6            296.5
ASSETS UNDER MANAGEMENT
in billions                                     218.1             208.6            226.0             151.6            130.8
PER COMMON SHARE
   Earnings
     Basic                                       1.69              1.98             1.72              1.30             1.10
     Diluted                                     1.69              1.98             1.71              1.25             1.07
   Cash dividends                                0.22              0.20             0.17              0.15             0.13
   Book value                                   10.59              9.06             7.36              5.82             4.78

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In this section, we discuss our results of operations and our financial condition. We also make some statements relating to the future which are called "forward-looking" statements. Although we do our best to make clear and accurate forward-looking statements, the actual results and outcomes could be significantly different from those that we discuss in this document. For this reason, you should not rely too heavily on these forward-looking statements. We encourage you to look at the "Risk Factors" section below, where we discuss these statements in more detail.

GENERAL

The majority of our operating revenues, operating expenses and net income are derived from providing investment advisory and related services to retail mutual funds, institutional and private accounts, and other investment products. This is our primary business activity and operating segment. The mutual funds and other products that we advise, collectively called our sponsored investment products, are sold to the public via three brand names:

- Franklin
- Templeton
- Mutual Series

Our sponsored investment products include a broad range of domestic and global/international equity, fixed-income and money market mutual funds, as well as other investment products that meet a wide variety of investment needs of individuals and institutions.

The level of our revenues is largely dependent upon the level and relative composition of assets under management. To a lesser degree, our revenues are also dependent on the level of mutual fund sales and the number of mutual fund shareholder accounts. The fees charged for our services are based on contracts between ourselves and our sponsored investment products or our clients. These arrangements could change in the future.

Our secondary business activity and operating segment is banking/finance. Our banking/finance group offers consumer lending and selected retail banking services to individuals.

Franklin Templeton operates primarily in the United States, but we also provide services and earn revenues in Canada, the Bahamas, Europe and Asia/Pacific. Most of these revenues and associated expenses, however, are denominated in U.S. dollars. Therefore, our exposure to foreign currency fluctuations in our revenues and expenses is not significant. This situation may change in the future as our business grows outside the United States.

At September 30, 1999, we employed approximately 6,700 people in over 25 countries, serving customers on six different continents.

ASSETS UNDER MANAGEMENT

in billions


                                                                                                      1999             1998
AS OF SEPTEMBER 30,                              1999              1998             1997           VS 1998          VS 1997
---------------------------------------------------------------------------------------------------------------------------
FRANKLIN TEMPLETON GROUP:
EQUITY
   Global/international                           $96.8             $84.8           $107.3              14%             (21)%
   Domestic (U.S.)                                 37.6              37.6             38.5               -               (2)
----------------------------------------------------------------------------------------------------------------------------
   TOTAL EQUITY                                   134.4             122.4            145.8              10              (16)

HYBRID FUNDS                                       10.2              11.2             11.5              (9)              (3)
FIXED-INCOME
   Tax-free                                        48.2              50.5             45.8              (5)              10
   Taxable
    (Domestic)
    (primarily U.S. Government)                    15.8              16.0             15.3              (1)               5
     Global/international                           3.9               3.7              3.9               5               (5)
---------------------------------------------------------------------------------------------------------------------------
   TOTAL FIXED-INCOME                              67.9              70.2             65.0              (3)               8

MONEY FUNDS                                         5.6               4.8              3.7              17               30
---------------------------------------------------------------------------------------------------------------------------
   TOTAL                                         $218.1            $208.6           $226.0               5               (8)
----------------------------------------------------------------------------------------------------------------------------
   Monthly average for the year                  $219.8            $226.9           $192.0              (3)%             18%

Our assets under management at the end of our fiscal year were $218.1 billion, 5% higher than they were at the end of last year. However, the monthly average value of these assets during 1999 was $219.8 billion as compared to $226.9 billion in 1998, a 3% drop. The change in the monthly average assets under management is more indicative of investment management fee revenues than the increase in year-end assets.

During 1999, our sponsored investment products experienced overall net cash outflows in contrast to the net cash inflows experienced in 1998 and 1997. In 1999, this trend was offset to some extent by market appreciation of these assets. In 1998, market depreciation, principally in the fourth quarter, was offset by net cash inflows.

RESULTS OF OPERATIONS

The table below presents the highlights of our operations for the last three years.

in millions except per share amounts

                                                                                                      1999             1998
                                                 1999              1998             1997           VS 1998          VS 1997
---------------------------------------------------------------------------------------------------------------------------
NET INCOME                                       $426.7            $500.5           $434.1             (15)%             15%
EARNINGS PER SHARE
   Basic                                          $1.69             $1.98            $1.72             (15)              15
   Diluted                                        $1.69             $1.98            $1.71             (15)              16
   Without restructuring charge                   $1.86             $1.98            $1.71              (6)%             16%
OPERATING MARGIN
   As reported                                     24%               25%              27%                -                -
   Without restructuring charge                    26%               25%              27%                -                -
EBITDA MARGIN(1)
   As reported                                     30%               30%              32%
   Without restructuring charge                    33%               30%              32%

(1) EBITDA margin is earnings before interest, taxes on income, depreciation and the amortization of intangibles divided by total revenues.

Net income and diluted earnings per share for 1999 decreased by 15%, principally as a result of decreased investment management fee revenues and a restructuring charge recognized in 1999. Net income and diluted earnings per share for 1998 increased by 15% and 16%, respectively, principally as a result of increased investment management fee revenues.

The table below presents the percentage change in each category between 1998 and 1999 and between 1997 and 1998.

OPERATING REVENUES

                                                   1999              1998                 AS A PERCENTAGE OF TOTAL REVENUES
                                                VS 1998           VS 1997             1999              1998             1997
-----------------------------------------------------------------------------------------------------------------------------
   Investment management fees                      (5)%              17%              59%               55%              55%
   Underwriting and distribution fees             (27)               19               32                38               38
   Shareholder servicing fees                      15                29                8                 6                6
   Other, net                                     (13)               93                1                 1                1
---------------------------------------------------------------------------------------------------------------------------
   TOTAL OPERATING REVENUES                       (12)%              19%             100%              100%             100%
----------------------------------------------------------------------------------------------------------------------------

SUMMARY

In 1999, domestic and international equity markets were volatile. Investment management fees and underwriting and distribution fees fell as the average value of our assets and sales volumes decreased from 1998 levels, particularly in our sponsored equity funds. In 1998, all categories of revenues increased from the previous year's levels as a result of increases in the average values of assets, sales and shareholder accounts.

INVESTMENT MANAGEMENT FEES

Investment management fees, the largest component of our operating revenues include both investment advisory and fund administration fees. These fees are generally calculated under fixed-fee arrangements as a percentage of the value of assets under management. Annual rates vary and generally decline as the average net assets of the portfolios exceed certain threshold levels. In return for these fees, we provide investment advisory and administrative services. There have been no significant changes in these fee structures for the funds and accounts that we manage in the years under review.

Investment management fees decreased 5% in fiscal 1999, primarily due to 3% lower average assets under management. In 1999, revenues fell faster than average assets due to a 2% shift in our asset mix towards lower-fee fixed-income products. Consistent with this trend, the effective investment management fee rate (investment management fees divided by average assets under management) decreased in 1999 to 0.61% compared to 0.62% in 1998. Future changes in the composition of assets under management will likely affect our effective investment management fee rate. In fiscal 1998, an 18% increase in average assets under management led to a 17% increase in investment management fees.

UNDERWRITING AND DISTRIBUTION FEES

Underwriting commissions are earned from the sale of certain classes of mutual funds that have a front-end sales commission. Distribution fees are paid by our sponsored mutual funds in return for sales and marketing efforts on their behalf. Distribution fees include 12b-1 plan fees which are subject to maximum pay-out levels, based upon a percentage of the assets in each fund. A significant portion of underwriting commissions and distribution fees are paid to the brokers and other intermediaries who sell funds to the public on our behalf. See the description of underwriting and distribution expenses below.

Underwriting and distribution fees decreased 27% in 1999. Underwriting commissions decreased as a result of a 26% drop in gross mutual fund sales from 1998 levels. Distribution fees also decreased as a result of the 3% decrease in average assets under management. Underwriting and distribution fees increased in 1998 due to the increased value of average assets under management and increased mutual fund sales in 1998 over 1997 levels.

SHAREHOLDER SERVICING FEES

Shareholder servicing fees are generally fixed charges per shareholder account that vary with the particular type of fund and the service being rendered. Fees are received for each shareholder account as compensation for providing transfer agency services which include providing customer statements, transaction processing, customer service and tax reporting. In accordance with current agreements with the funds, closed accounts in a given calendar year remain billable through the second quarter of the following calendar year at a reduced rate.

In 1999, shareholder servicing fees increased 15% over 1998 as a result of a 2.0 million (24%) increase in average billable shareholder accounts, a substantial portion of which were closed accounts, and an increase in the per account charge. Shareholder servicing fees increased 29% in 1998 compared to 1997. This increase was primarily the result of an increase in billable shareholder accounts.

OTHER, NET

Other, net consists primarily of revenues from the banking/finance operating segment:

- Operating  revenues,  consisting  primarily of interest and  servicing  income
- Interest expense, and
- Provision for loan losses

Other, net decreased 13% in 1999 primarily due to an increase in the provision for loan losses. Charge-offs as a percentage of average loans outstanding increased in 1999 over 1998. Also, loan balances increased $21.1 million at September 30, 1999, compared to September 30, 1998. In addition, during 1998, a portion of the reserves related to auto loans was released because of improved loss experience over 1997.

We have considered the potential impact of the effect on the banking/finance segment of a 100 basis point (1%) movement in market interest rates and we do not expect it would have a material impact on our operating revenues or results of operations.

OPERATING EXPENSES

                                                   1999              1998                 AS A PERCENTAGE OF TOTAL EXPENSES
                                                VS 1998           VS 1997             1999              1998              1997
------------------------------------------------------------------------------------------------------------------------------
   Underwriting and distribution                  (26)%              18%              36%               43%              45%
   Compensation and benefits                       (7)               24               30                29               28
   Information systems, technology
    and occupancy                                  17                34               12                 9                9
   Advertising and promotion                      (16)               30                6                 7                6
   Amortization of deferred
    sales commissions                              (9)               77                6                 5                4
   Amortization of intangible assets                1                 8                2                 2                2
   Other                                          (14)                5                5                 5                6
   Restructuring charges                            -                 -                3                 -                -
---------------------------------------------------------------------------------------------------------------------------
   TOTAL OPERATING EXPENSES                       (11)%              23%             100%              100%             100%
----------------------------------------------------------------------------------------------------------------------------

Underwriting and distribution includes sales commissions and distribution fees paid to brokers and other third parties for selling and distributing our funds to the public. During 1999, underwriting and distribution expenses decreased 26%, consistent with the trend in underwriting and distribution revenues. During 1998, underwriting and distribution expenses increased 18%, consistent with the trend in revenues.

Compensation and benefits decreased 7% in 1999, primarily due to decreased temporary labor costs and employee overtime. We also have reduced the number of full-time employees throughout 1999. In January 1999, we announced that we were eliminating 560 positions, primarily as a result of efficiencies gained from conversion to one domestic transfer agency system. Through employee attrition and turnover the number of employees decreased a further 1,400 by September 30, 1999 from the previous year. In 1998, compensation and benefits increased 24% over the prior year, reflecting an increase in the number of full-time employees and in temporary labor costs. In order to be able to hire and retain our key employees in the current labor market, we are committed to keeping our salaries and benefit packages competitive, which may mean that the level of compensation and benefits will increase more quickly than inflation.

Information systems, technology and occupancy costs increased 17% in 1999 and 34% in 1998. During the past three years, we have started major systems implementations - including the conversion to one transfer agency from three, our Year 2000 project and euro preparations, and we have upgraded our network, desktop and Internet environments. We are also developing e-business strategies to meet the needs of our distribution network and our mutual fund shareholders. We expect that such major systems undertakings will continue to have an impact on our operating results through fiscal 2000 and beyond.

Advertising and promotion expenses decreased 16% in 1999 and increased 30% in 1998. In 1999, we reduced expenditures on media advertising and reduced other promotional activities in line with our general cost-saving efforts.

Amortization of deferred sales commissions decreased 9% in 1999 and increased 77% in 1998. Certain fund classes are sold without a front-end sales charge to shareholders, while, at the same time, we pay a commission to selling brokers and others. We expect to recover the payments in distribution revenues and contingent deferred sales charges over periods of up to a maximum of eight years following the sale. Accordingly, the payments are capitalized and amortized over periods not exceeding eight years. In the second quarter of 1999, our sponsored Canadian funds arranged for financing of these sales commissions directly with a third party. The amortization of deferred sales decreased in 1999 as a result of decreased sales of these products and as a result of the third-party financing of Canadian sales. In 1998, these amounts increased as a result of increased sales.

During 1999, we recognized pretax restructuring charges of $58.4 million (or $0.17 per diluted share after tax). These charges were related to a plan initiated by management in the first quarter of fiscal 1999. See Note 14 to the financial statements. We do not expect to incur any additional charges with respect to the plan during fiscal 2000.

Of the $58.4 million total restructuring charge, approximately 85% was utilized during 1999. The anticipated lost revenues associated with discontinued products are not expected to have a material impact on ongoing results of operations.

At the completion of these restructuring efforts, our annual operating expenses are expected to decrease approximately $150 million from peak levels in fiscal 1998. These expectations may be affected by changes in the business environment in future years, but in the nine months since we announced the restructuring plan, we have realized over $90 million reduction in controllable expenses from peak periods in 1998. A substantial portion of the savings came from decreased employee, occupancy and associated other costs as a result of the reduction in the workforce discussed above. For the year ended September 30, 1999, the savings recognized from the restructuring plan have been partially offset by increased information system and technology costs as we continue to invest in our business.

OTHER INCOME (EXPENSE)

Investment and other income is made up primarily of:

- dividends  from  investments  in our sponsored  mutual  funds,  and
- interest income from investments in bonds and government securities.

It also includes realized gains and losses from the sale of investment securities, realized foreign exchange gains and losses and other miscellaneous income. See Note 9 to the financial statements.

In 1999, higher interest income was offset by lower dividend income and reduced realized gains from the sale of investments. Investment income increased 14% in 1998 primarily as the result of the investment of increased operating cash flows in interest-earning accounts and securities.

Interest expense decreased 7% in 1999 due to a reduction in debt used to finance our investment management operating segment. During 1999, average debt used to finance consumer auto loans also decreased resulting in lower interest expense for the banking/finance group. (See Other, net revenues above). Interest expense decreased 11% in 1998, primarily due to increased operating cash flows and to the capitalization of interest related to borrowings used to finance construction of a number of new office buildings.

TAXES ON INCOME

Our effective income tax rate for fiscal 1999 remained relatively stable on an annual basis at 26%, the same rate as in 1998. The effective tax rate will continue to be reflective of the relative contributions of foreign earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, we had $819.2 million in cash and cash equivalents, as compared to $556.0 million at September 30, 1998. Liquid assets, which consist of cash and cash equivalents, investments available-for-sale and current receivables increased to $1,490.1 million at September 30, 1999 from $1,278.6 million at September 30, 1998. At September 30, 1999, approximately $662.4 million was available to Franklin Templeton under unused commercial paper and medium-term note programs. Revolving credit facilities at September 30, 1999 aggregated $525 million of which $225 million was under a 364-day facility. The remaining $300 million facility will expire in May 2003.

Cash provided by operating activities decreased to $584.5 million in 1999, from $693.7 million in 1998. This decline was due mainly to lower net income in the current fiscal year. During the year ended September 30, 1999, we generated net cash of $27.3 million from investing activities. Net liquidation of investments generated $177.3 million and we purchased $131.1 million fixed assets, net of disposals and invested $18.9 million, net in our banking/finance segment. The $18.9 million invested was made up of $132.0 million in net new loans originated, partially offset by $106.4 million received in the May 1999 securitization of auto loans and $6.7 million received from the net sale of investments. Net cash used in financing activities during the year was $348.6 million, compared to $101.9 million in 1998. We repaid $201.8 million of debt, net of new borrowings, purchased 2.1 million shares of our common stock for $64.3 million, paid $54.3 million in dividends to stockholders, repaid $29.6 million of deposits of the banking/finance group and received $1.5 million from the exercise of stock options.

Outstanding debt declined to $403.2 million at September 30, 1999, compared to $612.4 million at September 30, 1998. Debt primarily consisted of fixed-interest medium-term notes and commercial paper that carried interest at variable rates. As described in Note 8 to the financial statements, we participate in the financial derivatives markets solely to manage our exposure to variable interest-rate fluctuations on a portion of commercial paper. Our overall weighted average interest rate on outstanding commercial paper and medium-term notes was 6.2% at both September 30, 1999 and September 30, 1998. Through our interest-rate swap agreements and medium-term note program, we have fixed the rates of interest we pay on 81% of our outstanding debt.

During September 1999, we entered into a series of agreements to finance the construction of a new corporate headquarters on a 32-acre site in San Mateo, California. An owner-lessor trust has been set up to finance the construction and lease the completed facility to Franklin Templeton. The agreements are not expected to impact our cash flows or financial condition materially during the initial five-year lease period.

During 1999, Franklin Templeton also arranged for third-party, non-recourse financing of sales commissions on its B shares. At September 30, 1999, the amounts financed by us under this arrangement are not material.

Management expects that the principal future needs for cash will be to advance sales commissions, fund increased property and equipment acquisitions including information systems and technology, pay stockholder dividends and service debt. Management believes that existing liquid assets, together with the expected continuing cash flow from operations, our borrowing capacity under current credit facilities and our ability to issue stock will be sufficient to meet our present and reasonably foreseeable future cash needs. The banking/finance segment's cash needs are expected to be met from existing cash flows or from additional securitizations of loans receivable.

YEAR 2000 READINESS DISCLOSURE

BACKGROUND.

Before work commenced on what is commonly known as the Year 2000 problem, many of the world's computer systems recorded years in a two-digit format. Without remediation, such computer systems might have been unable to recognize, interpret or use dates in and beyond the year 1999 correctly. Because a significant number of key transactions for most businesses are affected by dates or are date-related, the inability to use such date information correctly could lead to business disruptions both in the United States and internationally. The short time frames within which computer systems must receive and process data to complete securities transactions increases the potential impact of the Year 2000 problem for the financial services industry.

Year 2000 Readiness. All of our mission-critical systems and important non-mission critical systems have now been "certified" as Year 2000 compliant as described below and are operating in production. We will focus our efforts through year-end on updating verification of third-party readiness, reviewing, refining and testing our contingency plans, including detailed year-end cross-over plans and additional integrated testing of certain systems.

Certification and Testing Process. Our Year 2000 certification process included assessment, remediation and a number of prescribed tests either established by Franklin Templeton and/or the vendor of the system. Although Franklin Templeton believes that its systems are ready and will function correctly in the Year 2000, no testing procedures can absolutely guarantee that a system which has been "certified" as Year 2000 compliant will be free of difficulties associated with the Year 2000.

Industry Testing. During 1999, Franklin Templeton successfully participated in several industry-wide tests: the Securities Industry Association's "Street Wide Testing" held over five weekends in March and April; testing of major real-time market data services in May; and six days of testing interfaces with major broker/dealers in July. These tests included simulated Year 2000 securities transactions and market data feeds, and involved the major North American securities exchanges, securities clearing organizations, financial information services, market data services, major banks, brokerages and investment advisory and investment management companies in the United States.

Third Parties and Year 2000. Franklin Templeton's operating segments are heavily dependent upon a complex worldwide network of information technology systems, some of which are owned and managed by third parties. Some of these third-party systems are Franklin Templeton's mission-critical systems. These third-party systems include data feeds, trading systems, securities transfer agent operations and stock market links. There were a number of third-party systems that we could not test ourselves and for these systems we relied upon vendor representations, the results of point-to-point testing, or test scripts supplied by the vendor. Franklin Templeton has contacted all of its major external suppliers of goods and services to assess their compliance efforts and our exposure in the event that third-party compliance efforts fail. In addition, certain of these third parties assisted us with modifying and testing our systems, and participated in "Street Wide Testing" with Franklin Templeton and with one another. To date, no major third-party supplier has informed us that it would not be Year 2000 compliant or Year 2000 ready by the millennium date, nor has our testing with third parties revealed any significant non-compliance issues. Communication with third parties will continue as we proceed with our Year 2000 project, and into the Year 2000 to monitor system functions. However, no testing or inquiries with respect to third-party systems can absolutely guaranty that problems related to the Year 2000 will not occur.

Contingency Planning. Extensive preparation efforts cannot guarantee a total absence of Year 2000 problems. Therefore, we continue to develop, exercise, and integrate comprehensive worldwide contingency plans. All of Franklin Templeton's worldwide contingency plans have been formulated and tested; we expect to refine, change and update our contingency plans through the rollover date. In addition to technical systems matters, the contingency planning process considered operational issues such as an increased volume of shareholder requests, cash flow matters related to purchase or redemption volumes, market adjustments and other areas of potential disruptions.

As part of the effort to create a smooth transition to the Year 2000, Franklin Templeton formed a worldwide Year 2000 cross-over team with representatives from each major business function. This team will staff command centers around the world from December 31 through the end of the first week of January 2000. During the cross-over weekend, personnel will be at key command centers 24 hours a day, beginning with the first rollovers to the Year 2000 in Australia, Hong Kong and Singapore until the final rollover at Franklin Templeton's headquarters in California.

Due to the complexity and magnitude of our business processes there are, in certain cases, limited or no alternatives to some of our mission-critical systems or public utilities. It is not possible to predict which internal or external systems or utilities may be affected worldwide, or the exact nature of all problems that might occur. While redundant systems and multi-day back-up power sources are in place at Franklin Templeton's main data centers to address communication or power interruptions, if telephone systems or public utilities fail in multiple locations or if mission-critical systems of Franklin Templeton or third parties fail, there could be a material adverse impact upon our business, financial condition and results of operations. This is especially true if such outages or failures were to extend for a period of many days.

Cost Estimates. The total estimated costs through March 2000 associated with the Year 2000 project are expected to be between $50 million and $60 million, including an unallocated amount for unanticipated costs. These estimated costs are mainly internal and third-party labor costs which are expensed as incurred. The total amount expended on the project through September 30, 1999 was approximately $42.5 million. Franklin Templeton's estimate of the total costs to complete the Year 2000 project will continue to be refined in future periods.

Liquidity. Franklin Templeton believes that its liquid assets, together with existing credit facilities, will be sufficient to meet any corporate needs related to Year 2000 problems. However, in the event of a worldwide liquidity crisis or broad-based market panic, no financial organization can absolutely assure that it or its managed portfolios would not be impacted. Franklin Templeton also has arranged a $750 million short-term special line of credit for certain of its domestic sponsored retail mutual funds to assist in meeting liquidity requirements that could arise out of Year 2000 concerns.

Non-IT Systems. All of our non-information technology ("non-IT") systems have been certified as being Year 2000 ready, either by internal verification or by third-party representations, for Franklin Templeton's domestic properties and foreign properties over 5,500 square feet. Like other companies, Franklin Templeton is dependent upon certain non-IT systems such as third-party long distance telephone and data lines, and public utility electrical power. We do not expect to experience any material effects related to the Year 2000 compliance of non-IT systems unless there are widespread national or international telephone and data line, or general public utility problems, beyond our control.

Specific Risks Associated with the Year 2000. Franklin Templeton's ability to manage Year 2000 issues is subject to uncertainties beyond our control that could cause actual results to differ materially from what has been discussed above. Franklin Templeton could become subject to legal claims in the event of any Year 2000 problem in our business operations. In addition, we are subject to regulation by various domestic and international authorities which could impose sanctions or fines or cause us to cease certain operations in the event our systems are not Year 2000 compliant. If there is a general disruption in securities or capital markets, or if investors withdraw funds because they are concerned about Year 2000 issues, this could create global liquidity issues that could have a material adverse effect upon Franklin Templeton's business, financial condition and results of operations. These types of disruptions could occur regardless of the existence or severity of Year 2000 problems, as a result of overreaction or market panic in response to even minor Year 2000 problems or false reports of Year 2000 problems.

If there are Year 2000 system interruptions or failures of important third parties, such as securities transfer agents, stock exchanges, data providers or other organizations such as those mentioned above under "Third Parties and Year 2000," this could have a material adverse effect on our business, financial condition and results of operations. Although certain third parties may represent that their systems are Year 2000 ready, there can be no assurance that their systems are in fact Year 2000 compliant or that they have provided complete and accurate information to Franklin Templeton.

Factors that could influence the impact of the Year 2000 problem also include the success of Franklin Templeton in identifying systems and programs that are affected. Other factors include the nature and amount of testing, remediation, programming, installation and systems work required to upgrade or to replace each of the affected programs or systems; the rate, magnitude and availability of related labor and consulting costs; our success in correcting our internal systems and the success of Franklin Templeton's external partners and suppliers in addressing their respective Year 2000 problems.

RISK FACTORS

"FORWARD-LOOKING STATEMENTS." When used in this Annual Report, words or phrases about the future such as "expected to," "will continue," "anticipates," "estimates," or similar expressions are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Statements about key employee compensation; financing construction of our new corporate headquarters; our future cash needs and the expected sources of future cash inflows; estimates about our Year 2000 plan, including cost projections, statements about possible effects of the Year 2000 problem and contingency plans are also "forward-looking statements." These types of statements are subject to certain risks and uncertainties, such as the factors described in "Specific Risks Associated with the Year 2000" above and the risk factors outlined below. These risks and uncertainties could cause our current expectations and predictions in the forward-looking statements to be wrong. Forward-looking statements are our best prediction at the time that they are made, and you should not rely on them. Rather, you should read the forward-looking statements in conjunction with the risk disclosures in this Annual Report. If a circumstance occurs that causes any of our forward-looking statements to be inaccurate, Franklin Templeton does not have an obligation to publicly release the change to our expectations, or to make any revision to the forward-looking statements.

FRANKLIN TEMPLETON FACES STRONG COMPETITION FROM NUMEROUS AND SOMETIMES LARGER COMPANIES. We compete with numerous stock brokerage and investment banking firms, insurance companies, banks, online and Internet investment sites, savings and loan associations and other financial institutions. These companies also offer financial services and other investment alternatives. In recent years, there has been a trend of consolidation in the mutual fund industry, resulting in stronger competitors with greater financial resources than Franklin Templeton. There has also been a trend toward online Internet financial services. We are currently expanding our Internet e-business, but there can be no assurance that our e-business will compete effectively with other alternatives available to investors. To the extent that existing customers stop investing with us and instead invest with our competitors, or if potential customers decide to invest with other companies instead, this could cause our market share, revenues and net income to decline.

COMPETING SECURITIES DEALERS AND BANKS COULD RESTRICT SALES OF OUR FUNDS. Although we rely on securities dealers to sell and distribute Franklin, Templeton and Mutual Series fund shares, many of those securities dealers also have mutual funds under their own names that compete directly with our products. The banking industry also continues to expand its sponsorship of proprietary funds. These firms or banks could decide to limit or restrict the sale of our fund shares, which could lower our future sales and cause our revenues to decline.

WE CURRENTLY RELY UPON OUR DISTRIBUTION CHANNELS. Franklin Templeton derives nearly all of its income from sales made by broker/dealers and other similar investment advisors, and we are heavily dependent upon these distribution channels. However, there is increasing competition to get into these channels, which has caused our distribution costs to rise and could cause further increases in the future. Higher distribution costs lower our net revenues and earnings. If one of these major financial advisors had to cease operations, even for a few days, due to Year 2000 problems or for other reasons, it could have a significant adverse impact on our revenues and earnings. Similarly, Franklin Templeton relies upon these business relationships and there is no guarantee that good relations can be maintained. If we cannot effectively compete, distribute and sell our products, this would have a negative effect on our level of assets under management, related revenues and overall business and financial condition.

NEW SHARE CLASSES BRING IN LOWER REVENUES AND HAVE REDUCED OPERATING MARGINS. Franklin Templeton receives no or reduced sales charges at the time of an initial investment in B shares and C shares but still must pay the related dealer commission. In addition, due to industry competition, the dealer commissions that we pay on these types of shares are now higher than in the past and may increase in the future. This could potentially have a negative effect on our liquidity and operating margins.

IF OUR ASSET MIX SHIFTS TO PREDOMINANTLY FIXED-INCOME, OUR REVENUES WOULD DECLINE. We derive higher fee revenues and income from the equity assets that we manage. A shift in our asset mix towards fixed-income products has caused in the past, and would cause in the future, a decline in our income and revenue.

WE HAVE BECOME SUBJECT TO AN INCREASED RISK OF ASSET VOLATILITY FROM CHANGES IN THE GLOBAL EQUITY MARKETS. As Franklin Templeton's asset mix has shifted since 1992 from predominantly fixed-income to a majority of equity assets, we have become subject to an increased risk of asset volatility from changes in global equity markets. Declines in these markets have caused in the past, and would cause in the future, a decline in our income and revenue.

GLOBAL ECONOMIC CONDITIONS, INTEREST RATES, INFLATION RATES AND OTHER FACTORS WHICH ARE DIFFICULT TO PREDICT AFFECT THE MIX, MARKET VALUES, AND LEVELS OF OUR ASSETS UNDER MANAGEMENT. Fluctuations in interest rates and in the yield curve will affect the value of fixed-income assets under management as well as the flow of monies to and from fixed-income funds. In turn, this affects our revenues from those funds. In addition, changes in the equity marketplace may significantly affect the level of our assets under management. The factors above often operate inversely on equity funds and fixed-income funds, making it difficult to predict the net effect of any particular set of conditions.

GENERAL ECONOMIC AND SECURITIES MARKETS FLUCTUATIONS AFFECT OUR BUSINESS. Adverse general securities market conditions, currency fluctuations, governmental regulations and recessionary global economic conditions could lower Franklin Templeton's mutual fund share sales and other financial services products sales.

AN INABILITY TO MEET CASH NEEDS COULD HAVE A NEGATIVE EFFECT ON OUR FINANCIAL CONDITION AND BUSINESS OPERATIONS. Franklin Templeton's ability to meet anticipated cash needs depends upon factors including our asset value, our creditworthiness as perceived by lenders and the market value of our stock. Similarly, our ability to securitize future portfolios of auto loan and credit card receivables would also be affected by the market's perception of those portfolios, finance rates offered by competitors, and the general market for private debt.

WE FACE INCREASED COMPETITION IN HIRING AND RETAINING QUALIFIED EMPLOYEES. Our continued success will depend upon our ability to attract and retain qualified personnel. The competition from other companies to hire these kinds of employees has increased, particularly in certain geographic locations where the majority of our workforce is employed. We may be forced to offer compensation and benefits to these employees at a level that exceeds inflation. With historically low unemployment in the United States, qualified personnel are now moving between firms and starting their own companies with greater frequency. If Franklin Templeton is not able to attract and retain these employees, our overall business condition and revenues could suffer.

OUR EMERGING MARKET PORTFOLIOS AND RELATED REVENUES ARE SUBJECT TO INCREASED RISKS. These portfolios and our revenues derived from managing these portfolios are subject to significant risks of loss from political and diplomatic developments, currency fluctuations, social instability, changes in governmental polices, expropriation, nationalization, asset confiscation and changes in legislation related to foreign ownership. Foreign trading markets, particularly in some emerging market countries are often smaller, less liquid, less regulated and significantly more volatile.

OUR SECURITIZED CONSUMER RECEIVABLES BUSINESS IS SUBJECT TO MARKETPLACE FLUCTUATION AND COMPETES WITH BUSINESSES WITH SIGNIFICANTLY LARGER PORTFOLIOS. Auto loan and credit card portfolio losses can be influenced significantly by trends in the economy and credit markets which reduce borrowers' ability to repay loans.

DIVERSE AND STRONG COMPETITION LIMITS THE INTEREST RATES THAT WE CAN CHARGE ON CONSUMER LOANS. We compete with many types of institutions for consumer loans, including the finance subsidiaries of large automobile manufacturers. Some of these competitors can provide loans at significantly below market interest rates in connection with automobile sales. We rely on our relationships with various automobile dealers and there is no guarantee that we can maintain relationships with these dealers.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, the financial position of Franklin Templeton is subjected to a variety of risks, including market risk associated with interest rate movements. Franklin Templeton is exposed to changes in interest rates primarily in its debt transactions. Through its interest-rate swap agreements and its medium-term note program Franklin Templeton has effectively fixed the rate of interest it pays on 81% of its debt outstanding at September 30, 1999. As a result, Franklin Templeton does not believe that the effect of reasonably possible near-term changes in interest rates on Franklin Templeton's financial position, results of operations or cash flow would be material.

We have considered the potential impact of the effect on the banking/finance segment of a 100 basis point (1%) movement in market interest rates and we do not expect it would have a material impact on our operating revenues or results of operations.


Item 8.  Financial Statements and Supplementary Data

Index of Consolidated Financial Statements for the years ended September 30, 1999, 1998, and 1997.

CONTENTS

Consolidated Financial Statements of Franklin Resources, Inc.:
                                                                          Page

Consolidated Statements of Income
   for the years ended September 30, 1999, 1998, and 1997

Consolidated Balance Sheets
   as of September 30, 1999 and 1998

Consolidated Statements of Stockholders' Equity and Comprehensive Income as of and for the years ended September 30, 1999, 1998 and 1997

Consolidated Statements of Cash Flows
   for the years ended September 30, 1999, 1998 and 1997

Notes to Consolidated Financial Statements

Report of Independent Accountants


All schedules have been omitted as the information is provided in the financial statements or in related notes thereto or is not required to be filed as the information is not applicable.

CONSOLIDATED STATEMENTS OF INCOME


in thousands
except per share data

FOR THE YEARS ENDED SEPTEMBER 30,                                  1999             1998              1997
----------------------------------------------------------------------------------------------------------
OPERATING REVENUES
   Investment management fees                                $1,340,612       $1,413,273        $1,203,923
   Underwriting and distribution fees                           718,871          982,647           823,677
   Shareholder servicing fees                                   184,948          160,560           124,905
   Other, net                                                    18,066           20,792            10,770
----------------------------------------------------------------------------------------------------------
   Total operating revenues                                   2,262,497        2,577,272         2,163,275
OPERATING EXPENSES
   Underwriting and distribution                                620,047          841,706           712,328
   Compensation and benefits                                    515,137          553,085           447,169
   Information systems, technology and occupancy                212,495          181,665           135,391
   Advertising and promotion                                    105,935          125,925            96,552
   Amortization of deferred sales commissions                    95,948          105,405            59,468
   Amortization of intangible assets                             37,220           36,857            34,294
   Other                                                         78,152           90,533            86,613
   Restructuring charges                                         58,455                -                 -
----------------------------------------------------------------------------------------------------------
   Total operating expenses                                   1,723,389        1,935,176         1,571,815
   Operating income                                             539,108          642,096           591,460
OTHER INCOME (EXPENSE)
   Investment and other income                                   55,934           56,723            49,586
   Interest expense                                             (20,958)         (22,535)          (25,333)
-----------------------------------------------------------------------------------------------------------
   Other income, net                                             34,976           34,188            24,253
   Income before taxes on income                                574,084          676,284           615,713
   Taxes on income                                              147,373          175,834           181,650
----------------------------------------------------------------------------------------------------------
   NET INCOME                                                  $426,711         $500,450          $434,063
----------------------------------------------------------------------------------------------------------
   Earnings per Share
     Basic                                                       $1.69             $1.98             $1.72
     Diluted                                                     $1.69             $1.98             $1.71

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

in thousands

AS OF SEPTEMBER 30,                                                                 1999              1998
----------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                    $811,300          $537,188
   Receivables
     Sponsored investment products                                               225,132           204,826
     Other                                                                        33,178            25,773
   Investment securities, available-for-sale                                     392,022           470,065
   Prepaid expenses and other                                                     24,257            22,137
----------------------------------------------------------------------------------------------------------
   Total current assets                                                        1,485,889         1,259,989
BANKING/FINANCE ASSETS
   Cash and cash equivalents                                                       7,944            18,855
   Loans receivable, net                                                         186,185           165,074
   Investment securities, available-for-sale                                      20,484            21,847
   Other                                                                           3,165             4,991
----------------------------------------------------------------------------------------------------------
   Total banking/finance assets                                                  217,778           210,767
OTHER ASSETS
   Deferred sales commissions                                                    103,289           123,508
   Property and equipment, net                                                   416,395           349,229
   Intangible assets, net                                                      1,202,777         1,253,713
   Receivable from banking/finance group                                         107,148            87,282
   Other                                                                         133,514           195,561
----------------------------------------------------------------------------------------------------------
   Total other assets                                                          1,963,123         2,009,293
----------------------------------------------------------------------------------------------------------
   TOTAL ASSETS                                                               $3,666,790        $3,480,049
----------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

in thousands

AS OF SEPTEMBER 30,                                                                 1999              1998
----------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
CURRENT LIABILITIES
   Compensation and benefits                                                    $162,842          $156,253
   Current maturities of long-term debt                                          108,985           117,956
   Accounts payable and accrued expenses                                          80,966            76,433
   Commissions                                                                    61,971            53,174
   Income taxes                                                                   57,968            67,319
   Other                                                                          13,758             6,258
----------------------------------------------------------------------------------------------------------
   Total current liabilities                                                     486,490           477,393
BANKING/FINANCE LIABILITIES
   Payable to Parent                                                             107,148            87,282
   Deposits                                                                       58,216            87,781
   Other                                                                          11,042             3,018
----------------------------------------------------------------------------------------------------------
   Total banking/finance liabilities                                             176,406           178,081
OTHER LIABILITIES
   Long-term debt                                                                294,260           494,459
   Other                                                                          52,640            49,349
----------------------------------------------------------------------------------------------------------
   Total other liabilities                                                       346,900           543,808
   Total liabilities                                                           1,009,796         1,199,282
----------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS' EQUITY
   Preferred stock, $1.00 par value, 1,000,000 shares
    authorized; none issued                                                            -                 -
   Common stock, $0.10 par value, 500,000,000 shares
    authorized; 251,006,541 and 251,741,578 shares
    issued and outstanding for 1999 and 1998, respectively                        25,101            25,174
   Capital in excess of par value                                                 69,631            93,033
   Retained earnings                                                           2,566,048         2,194,835
   Other                                                                          (3,532)           (4,230)
   Accumulated other comprehensive income                                           (254)          (28,045)
-----------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                                  2,656,994         2,280,767
----------------------------------------------------------------------------------------------------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $3,666,790        $3,480,049
----------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

in thousands

AS OF AND FOR THE YEARS ENDED                              SHARES                                               CAPITAL IN EXCESS
SEPTEMBER 30, 1999, 1998 AND 1997               COMMON STOCK    TREASURY STOCK    COMMON STOCK   TREASURY STOCK   OF PAR VALUE
     BALANCE OCTOBER 1, 1996                        82,265          (1,993)         $8,226          $(90,301)         $101,226
     Net income
     Other Comprehensive Income:
         Net unrealized gains on investments
         Currency translation adjustments
     Total comprehensive income
     Issuance of stock for Heine acquisition                         1,100                            43,287            22,300
     Exercise and purchase of option rights
      related to subordinated debentures, net        1,796             565             180            31,065           (47,914)
     Issuance of 3-for-2 stock split                42,028                           4,203
     Purchase of treasury stock                                       (313)                          (19,135)
     Cash dividends on common stock
     Issuance of restricted shares, net                 96             352              10            19,455            14,360
     Other                                              46              89               4             4,559             1,235
---------------------------------------------------------------------------------------------------------------------------------
     BALANCE SEPTEMBER 30, 1997                    126,231            (200)         12,623           (11,070)           91,207

     Net income
     Other Comprehensive Income:
         Net unrealized losses on investments
         Currency  translation  adjustments
         Market value of interest rate swaps
     Total comprehensive income
     Retirement of stock                              (205)            205             (20)           12,600           (12,580)
     Issuance of 2-for-1 stock split               126,357                          12,636
     Purchase of stock                              (1,279)            (31)           (129)           (2,941)          (39,522)
     Cash dividends on common stock
     Issuance of restricted shares, net                397              (3)             40              (116)           37,773
     Other                                             241              29              24             1,527            16,155
---------------------------------------------------------------------------------------------------------------------------------
     BALANCE SEPTEMBER 30, 1998                    251,742               -          25,174                 -            93,033

     Net income
     Other Comprehensive Income:
         Net unrealized gains on investments
         Currency translation adjustments
     Total comprehensive income
     Purchase of stock                              (2,064)                           (206)                            (64,128)
     Cash dividends on common stock
     Issuance of restricted shares, net              1,036                             104                              30,560
     Employee stock plan (ESIP) shares                 299                              30                               9,002
     Other                                              (6)                             (1)                              1,164
---------------------------------------------------------------------------------------------------------------------------------
     BALANCE SEPTEMBER 30, 1999                    251,007               -         $25,101                 -           $69,631

                                                                                                         TOTAL            TOTAL
AS OF AND FOR THE YEARS ENDED                          RETAINED                 ACCUMULATED OTHER     STOCKHOLDERS'  COMPREHENSIVE
SEPTEMBER 30, 1999, 1998 AND 1997                      EARNINGS         OTHER   COMPREHENSIVE INCOME     EQUITY          INCOME
     BALANCE OCTOBER 1, 1996                           $1,370,513      $(866)               $11,793     $1,400,591
     Net income                                           434,063                                          434,063      $434,063
     Other Comprehensive Income:
         Net unrealized gains on investments                                                  3,219          3,219         3,219
         Currency translation adjustments                                                    (5,192)        (5,192)       (5,192)
                                                                                                                        --------
     Total comprehensive income                                                                                         $432,090
     Issuance of stock for Heine acquisition                                                                65,587
     Exercise and purchase of option rights
      related to subordinated debentures, net                                                              (16,669)
     Issuance of 3-for-2 stock split                       (4,203)                                               -
     Purchase of treasury stock                                                                            (19,135)
     Cash dividends on common stock                       (42,837)                                         (42,837)
     Issuance of restricted shares, net                               (5,029)                               28,796
     Other                                                                                                   5,798
--------------------------------------------------------------------------------------------------------------------
     BALANCE SEPTEMBER 30, 1997                         1,757,536     (5,895)                 9,820      1,854,221

     Net income                                           500,450                                          500,450      $500,450
     Other Comprehensive Income:
         Net unrealized losses on investments                                               (17,647)       (17,647)      (17,647)
         Currency translation adjustments                                                   (14,580)       (14,580)      (14,580)
         Market value of interest rate swaps                                                 (5,638)        (5,638)       (5,638)
                                                                                                                         --------
     Total comprehensive income                                                                                         $462,585
     Retirement of stock                                                                                         -
     Issuance of 2-for-1 stock split                      (12,636)                                               -
     Purchase of stock                                                                                     (42,592)
     Cash dividends on common stock                       (50,515)                                         (50,515)
     Issuance of restricted shares, net                                1,665                                39,362
     Other                                                                                                  17,706
------------------------------------------------------------------------------------------------------------------
     BALANCE SEPTEMBER 30, 1998                         2,194,835     (4,230)               (28,045)     2,280,767

     Net income                                           426,711                                          426,711      $426,711
     Other Comprehensive Income:
         Net unrealized gains on investments                                                 24,061         24,061        24,061
         Currency translation adjustments                                                     3,730          3,730         3,730
                                                                                                                        --------
     Total comprehensive income                                                                                         $454,502
     Purchase of stock                                                                                     (64,334)
     Cash dividends on common stock                       (55,498)                                         (55,498)
     Issuance of restricted shares, net                                  698                                31,362
     Employee stock plan (ESIP) shares                                                                       9,032
     Other                                                                                                   1,163
------------------------------------------------------------------------------------------------------------------
     BALANCE SEPTEMBER 30, 1999                        $2,566,048    $(3,532)                 $(254)    $2,656,994

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

in thousands

FOR THE YEARS ENDED SEPTEMBER 30,                                  1999             1998              1997
----------------------------------------------------------------------------------------------------------
NET INCOME                                                     $426,711         $500,450          $434,063
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES
   Increase in receivables, prepaid expenses and other          (55,039)         (15,711)         (106,024)
   Advances of deferred sales commissions                       (75,729)        (109,376)         (154,689)
   Increase in other current liabilities                         25,676           54,031            22,370
   (Decrease) increase in income taxes payable                   (9,351)          35,411             4,235
   Increase in commissions payable                                8,797            7,049            18,058
   Increase in accrued compensation and benefits                 34,822           37,728           102,171
   Depreciation and amortization                                200,014          191,374           123,908
   Restructuring charge - asset write-down                       28,965                -                 -
   Gains on disposition of assets                                  (399)          (7,293)          (15,563)
-----------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                    584,467          693,663           428,529
   Purchase of investments                                     (731,798)        (494,495)         (110,019)
   Liquidation of investments                                   909,110           88,310            98,826
   Purchase of banking/finance investments                      (24,891)         (23,863)          (27,120)
   Liquidation of banking/finance investments                    31,557           26,277            28,376
   Proceeds from securitization of loans receivable             106,375          131,362                 -
   Net (originations) collections of loans receivable          (131,979)           5,930            50,215
   Purchase of property and equipment                          (135,168)        (162,181)          (82,973)
   Proceeds from sale of property                                 4,083           14,517                 -
   Acquisition of assets and liabilities of Heine
    Securities Corporation                                            -          (64,333)         (550,742)
-----------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) investing activities           27,289         (478,476)         (593,437)
   Decrease in bank deposits                                    (29,566)         (10,623)          (32,814)
   Exercise of common stock options                               1,456            2,891             1,878
   Dividends paid on common stock                               (54,279)         (49,274)          (40,387)
   Purchase of stock                                            (64,334)         (42,592)          (19,135)
   Issuance of debt                                              64,140          168,927           416,410
   Payments on debt                                            (265,972)        (171,214)         (128,807)
   Purchase of option rights from subordinated
    debenture holders                                                 -                -           (91,685)
-----------------------------------------------------------------------------------------------------------
   Net cash (used in) provided by financing activities         (348,555)        (101,885)          105,460
   Increase (decrease) in cash and cash equivalents             263,201          113,302           (59,448)
   Cash and cash equivalents, beginning of year                 556,043          442,741           502,189
----------------------------------------------------------------------------------------------------------

   Cash and cash equivalents, end of year                      $819,244         $556,043          $442,741
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the year for:
   Interest, including banking/finance group interest           $30,361          $40,801           $42,154
   Income taxes                                                $163,425         $104,306          $172,906
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
   Value of common stock issued for Heine
    Securities Corporation                                            -                -           $65,587
   Value of common stock issued for redemption
    of debentures                                                     -                -           $75,015
   Value of common stock issued in other transactions,
    principally restricted stock                                $30,664          $37,697           $31,954

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Franklin Resources, Inc. and its consolidated subsidiaries ("Franklin Templeton") derive substantially all of their revenues and net income from providing investment management, administration, distribution and related services to the Franklin, Templeton and Mutual Series funds, institutional and private accounts and other investment products (our "sponsored investment products"). We operate primarily in the United States but also in Canada, the Bahamas, Europe and Asia/Pacific under various rules and regulations set forth by the Securities and Exchange Commission, individual state agencies and foreign governments. Services to our sponsored investment products are provided under contracts that set forth the fees to be charged for these services. The majority of these contracts are subject to periodic review and approval by each fund's Board of Directors/Trustees and shareholders. Currently, no fund's revenues represent more than 10% of total revenues. Our revenues are largely dependent on the total value and composition of assets under management, which include domestic and global/international equity and debt portfolios. Accordingly, fluctuations in financial markets and in the composition of assets under management impact our revenues and operating results.

BASIS OF PRESENTATION. The consolidated financial statements are prepared in accordance with generally accepted accounting principles that require us to estimate certain amounts. Actual amounts may differ from these estimates.
Certain 1997 and 1998 amounts have been reclassified to conform to 1999 presentation.

The consolidated financial statements include the accounts of Franklin Resources, Inc. and its majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated except the intercompany payable from the banking/finance group to the parent to fund auto and credit card loans. Operating revenues of the banking/finance group are included in Other, net and are presented net of related interest expense and the provision for loan losses. Accordingly, reported interest expense excludes interest expense attributable to the banking/finance group.

CASH AND CASH EQUIVALENTS include cash on hand, demand deposits with banks, debt instruments with original maturities of three months or less and other highly liquid investments, including money market funds, which are readily convertible into cash.

INVESTMENT SECURITIES, AVAILABLE-FOR-SALE are carried at fair value. Fair values for investments in our sponsored investment products are based on the last reported net asset value. Fair values for other investments are based on the last reported price on the exchange on which they are traded. Realized gains and losses are included in investment income currently based on specific identification. Unrealized gains and losses are recorded net of tax as part of Accumulated other comprehensive income until realized.

DERIVATIVES. Franklin Templeton does not hold or issue derivative financial instruments for trading purposes. We enter into interest-rate swap agreements to reduce variable interest-rate exposure with respect to our commercial paper. Under these contracts Franklin Templeton agrees to exchange, at specified intervals, the difference between fixed- and variable-interest amounts calculated by reference to an agreed-upon notional principal amount. The interest-rate differential between the fixed pay-rate and the variable receive-rate is reflected as an adjustment to interest expense over the life of the swaps. Interest-rate swaps are carried at an estimate of their termination costs.

Unrealized gains and losses on these instruments are recorded net of tax as a part of Accumulated other comprehensive income. These unrealized gains and losses would be recognized only on early termination of the agreements. We have not, and do not intend to, terminate these agreements prior to their normal expiration.

LOANS RECEIVABLE. Interest on auto installment loans is accrued principally using the rule of 78s method. If interest had been recorded using the interest method, revenues would not be materially different from those presented. Interest on all other loans is accrued using the simple interest method. An allowance for loan losses is established monthly based on historical experience, including delinquency and loss trends. Securitized loans and the associated allowance for loan losses are excluded from the balance sheet and the associated interest revenues and provision for loan losses are excluded from our results of operations. A loan is charged to the allowance for loan losses when it is deemed to be uncollectible, taking into consideration the value of the collateral, the financial condition of the borrower and other factors. Recoveries on loans previously charged off as uncollectible are credited to the allowance for loan losses.

DEFERRED SALES COMMISSIONS. Sales commissions paid to brokers and other investment advisors in connection with the sale of shares of the Franklin Templeton mutual funds sold without a front-end sales charge are capitalized and amortized over periods not exceeding eight years - the periods in which we estimate that they will be recovered from distribution plan payments and from contingent deferred sales charges.

PROPERTY AND EQUIPMENT are recorded at cost and are depreciated on the straight-line basis over their estimated useful lives. Expenditures for repairs and maintenance are charged to expense when incurred. Leasehold improvements are amortized on the straight-line basis over their estimated useful lives or the lease term, whichever is shorter.

INTANGIBLE ASSETS, consisting principally of the estimated value of mutual fund management contracts and goodwill resulting from our acquisition of the assets of Templeton, Galbraith & Hansberger Ltd. and Heine Securities Corporation, are being amortized on a straight-line basis over various lives ranging from five to 40 years. We have evaluated the potential impairment of our intangible assets on the basis of the expected future undiscounted operating cash flows without interest charges to be derived from these assets in relation to the carrying values and determined that there is no impairment. At some future period, if such evaluations indicate that the carrying value of these assets cannot be recovered using this test, the assets will be adjusted to their fair values.

RECOGNITION OF REVENUES. Investment management fees, shareholder servicing fees, investment income and distribution fees are all recognized as earned. Underwriting commissions related to the sale of shares of our sponsored investment products are recorded on the trade date.

ADVERTISING AND PROMOTION. Costs of advertising and promotion are expensed as incurred.

FOREIGN CURRENCY TRANSLATION. Assets and liabilities of foreign subsidiaries are translated at current exchange rates as of the end of the accounting period, and related revenues and expenses are translated at average exchange rates in effect during the period. Net exchange gains and losses resulting from translation are excluded from income and are recorded as part of Accumulated other comprehensive income. Foreign currency transaction gains and losses are reflected in income currently.

STOCK SPLITS. All common shares and per share amounts have been adjusted to give retroactive effect to a three-for-two stock split in January 1997 and a two-for-one stock split in January 1998.

DIVIDENDS. During the years ended September 30, 1999, 1998 and 1997, Franklin Templeton declared dividends to common stockholders of $0.22, $0.20 and $0.17 per share, respectively.

STOCK-BASED COMPENSATION. As allowed under the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), we have elected to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our stock-based plans. Accordingly, no compensation costs are recognized with respect to stock options granted, nor with respect to shares issued under the Employee Stock Investment Plan. Compensation expense is recognized for the matching contribution that we may elect to make in connection with the Employee Stock Investment Plan over the 18-month holding period and for the full cost of restricted stock grants in the year that they are earned.

COMPREHENSIVE INCOME. Effective October 1, 1998, we adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes the disclosure requirements for reporting comprehensive income in an entity's financial statements. Total comprehensive income includes net income, unrealized gains and losses on available-for-sale securities, interest-rate swaps and foreign currency translation adjustments. These amounts were formerly reported as "Other" within Stockholders' equity and are now reported under "Accumulated other comprehensive income." Items relating to movements in Franklin Templeton stock, such as deferred compensation in the form of common stock, remain in "Other" within Stockholders' equity. There was no impact on previously reported net income arising from the adoption of FAS 130.

The changes in net unrealized gains (losses) on investments include reclassification adjustments relating to the net realized gains on investment sales of $0.1 million, $6.1 million and $14.9 million during 1999, 1998 and 1997. The tax effect of the change in unrealized gains (losses) on investments was $4.8 million, $(8.4) million and $3.2 million during 1999, 1998 and 1997.

EARNINGS PER SHARE

Earnings per share were computed as follows:

in thousands except per share amounts

                                                                 1999             1998              1997
----------------------------------------------------------------------------------------------------------
   NET INCOME                                                  $426,711         $500,450          $434,063
----------------------------------------------------------------------------------------------------------
   Weighted-average shares outstanding - basic                  252,122          252,723           251,881
   Incremental shares from assumed conversions                      635              218             1,585
----------------------------------------------------------------------------------------------------------
   Weighted-average shares outstanding - diluted                252,757          252,941           253,466
----------------------------------------------------------------------------------------------------------
   Earnings per share:
     Basic                                                       $1.69             $1.98             $1.72
     Diluted                                                     $1.69             $1.98             $1.71

NOTE 2 - ACQUISITION

On November 1, 1996, Franklin Templeton acquired the assets and liabilities of Heine Securities Corporation. The transaction had a base purchase price of approximately $616 million, $551 million in cash and 3.3 million shares of common stock (after the effects of the stock splits in January 1997 and 1998). The acquisition has been accounted for using the purchase method of accounting.

In addition to the base purchase price, the purchase agreement, as amended, also provides for contingent payments ranging from $96.25 million to $192.5 million under certain conditions if certain agreed-upon growth targets are met. Agreed-upon growth targets range from 12.5% to 17.5% of management fee revenues over a five-year period from the date of the acquisition. Payments are pro-rated based upon the upper and lower range of the targets. The first contingent payment of $64.2 million related to these agreed-upon growth targets was made in the third quarter of fiscal 1998 and was accounted for as goodwill related to additional purchase price of the acquisition. Other payments are due in fiscal 2000 and 2001 if growth targets are met. These payments are not expected to have a material impact on our financial condition or results of operations.

NOTE 3 - INVESTMENT SECURITIES

Investment securities, available-for-sale at September 30, 1999 and 1998, consisted of the following:

in thousands


                                            AMORTIZED                GROSS UNREALIZED                 FAIR
                                                 COST             GAINS           LOSSES             VALUE
----------------------------------------------------------------------------------------------------------
1999
   Sponsored investment products             $160,159           $25,630          $(4,083)         $181,706
   Debt (primarily U.S. Government)           227,168                 2             (496)          226,674
   Equities                                     3,113             1,034              (21)            4,126
----------------------------------------------------------------------------------------------------------
   TOTAL                                     $390,440           $26,666          $(4,600)         $412,506
----------------------------------------------------------------------------------------------------------


in thousands

                                            AMORTIZED                GROSS UNREALIZED                 FAIR
                                                 COST             GAINS           LOSSES             VALUE
----------------------------------------------------------------------------------------------------------
1998
   Sponsored investment products             $126,188            $7,568         $(12,522)         $121,234
   Debt (primarily U.S. Government)           367,894               220              (81)          368,033
   Equities                                     2,130               809             (294)            2,645
----------------------------------------------------------------------------------------------------------
   TOTAL                                     $496,212            $8,597         $(12,897)         $491,912
----------------------------------------------------------------------------------------------------------

At September 30, 1999 substantially all of our debt securities mature within one year.

NOTE 4 - BANKING/FINANCE GROUP LOANS AND ALLOWANCE FOR LOAN LOSSES

The banking/finance segment's loans receivable primarily consist of auto loan and credit card receivables from individuals that are collectively described below as installment loans. Changes in these loans and in the associated allowance for loan losses during 1999 and 1998 are shown in the following tables.

in thousands

                                        1999                                                                           1999
                                   BEGINNING                               CHARGE-                       LOANS       ENDING
                                     BALANCE     ADDITIONS     PAYDOWNS       OFFS    RECOVERIES   SECURITIZED      BALANCE
---------------------------------------------------------------------------------------------------------------------------
   Installment loans                $167,455      $194,626     $(58,823)   $(4,793)       $1,520     $(110,214)    $189,771
   Allowance for  loan losses         (2,381)       (5,271)           -      4,793        (1,520)          793       (3,586)
----------------------------------------------------------------------------------------------------------------------------
   Loans receivable, net            $165,074      $189,355     $(58,823)         -             -     $(109,421)    $186,185
----------------------------------------------------------------------------------------------------------------------------

in thousands

                                        1998                                                                           1998
                                   BEGINNING                               CHARGE-                       LOANS       ENDING
                                     BALANCE     ADDITIONS     PAYDOWNS       OFFS    RECOVERIES   SECURITIZED      BALANCE
---------------------------------------------------------------------------------------------------------------------------
   Installment loans                $304,748      $128,912    $(125,736)   $(6,856)       $2,241     $(135,854)    $167,455
   Allowance for loan losses          (8,560)          (15)           -      6,856        (2,241)        1,579       (2,381)
----------------------------------------------------------------------------------------------------------------------------
   Loans receivable,  net           $296,188      $128,897    $(125,736)         -             -     $(134,275)    $165,074
---------------------------------------------------------------------------------------------------------------------------

For the years ended September 30, 1999, 1998 and 1997, the interest expense of the banking/finance segment included in other operating revenues, net was $9.7 million, $17.8 million and $21.2 million, respectively.

The following table presents delinquency and loss information for fiscal 1999, 1998 and 1997.

in thousands

                                                                   1999             1998              1997
----------------------------------------------------------------------------------------------------------
   Charge-offs as a percentage of average loans                    2.1%             1.7%              2.2%
   Installment loans, 90 days or more delinquent                  $785           $2,188            $3,023

In May 1999 and September 1998, the banking/finance segment sold portions of its auto loans receivable to securitization trusts. The table below shows the assumptions that were used to calculate the gain on sale and the details of the transactions.

in millions

                                               MAY 1999                     SEPTEMBER 1998
------------------------------------------------------------------------------------------
   Proceeds                                     $106.4                             $131.4
   Book value of loans sold                     $109.4                             $134.3
   Gain on sale                                   $1.2                                  -
   Discount rate                                    12%                                12%
   Cumulative credit loss rate                    3.44%                              2.02%

NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at September 30, 1999 and 1998:

in thousands

                                  USEFUL LIVES
                                                                 IN YEARS           1999              1998
----------------------------------------------------------------------------------------------------------
   Furniture and equipment                                            3-5       $343,798          $301,857
   Premises and leasehold improvements                               5-35        196,440           155,206
   Land                                                                 -         64,078            24,811
----------------------------------------------------------------------------------------------------------
                                                                                 604,316           481,874
   Less: Accumulated depreciation and amortization                              (187,921)         (132,645)
----------------------------------------------------------------------------------------------------------
   PROPERTY AND EQUIPMENT, NET                                                  $416,395          $349,229
----------------------------------------------------------------------------------------------------------


NOTE 6 - INTANGIBLE ASSETS

The following is a summary of intangible assets at September 30, 1999 and 1998:

in thousands

                                                         AMORTIZATION
                                                        PERIOD IN YEARS             1999              1998
----------------------------------------------------------------------------------------------------------
   Goodwill                                                         40          $842,178          $842,206
   Management contracts                                             40           510,490           524,962
   Other intangibles                                              5-15            31,546            31,546
----------------------------------------------------------------------------------------------------------
                                                                               1,384,214         1,398,714
   Less: Accumulated amortization                                               (181,437)         (145,001)
-----------------------------------------------------------------------------------------------------------
   INTANGIBLE ASSETS, NET                                                     $1,202,777        $1,253,713
----------------------------------------------------------------------------------------------------------

During 1999, management contracts previously valued at $13.7 million, net of accumulated amortization, related to an offshore non-retail product were written off in connection with the termination of management contracts as part of the restructuring plan described in Note 14.

NOTE 7 - SEGMENT INFORMATION

During the year ended September 30, 1999, Franklin Templeton adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 requires us to present segment information based on the way that we organize our business for making operating decisions and assessing performance.

We have two operating segments; investment management and banking/finance. The investment management segment derives substantially all of its revenues and net income from providing investment advisory, fund administration, distribution and related services to our sponsored investment products. The banking/finance segment offers consumer lending and selected retail banking services to individuals.

Financial information for our two operating segments for the years ending September 30, 1999, 1998 and 1997 is presented in the table below. Operating revenues of the banking/finance segment are reported net of interest expense.

in thousands

                                                          INCOME BEFORE        OPERATING          INTEREST
                                               ASSETS             TAXES         REVENUES           EXPENSE
----------------------------------------------------------------------------------------------------------
1999
   Investment management                   $3,449,012          $570,120       $2,246,767           $20,958
   Banking/finance                            217,778             3,964           15,730               n/a
----------------------------------------------------------------------------------------------------------
   COMPANY TOTALS                          $3,666,790          $574,084       $2,262,497           $20,958
1998
   Investment management                   $3,269,282          $671,632       $2,558,449           $22,535
   Banking/finance                            210,767             4,652           18,823               n/a
----------------------------------------------------------------------------------------------------------
   COMPANY TOTALS                          $3,480,049          $676,284       $2,577,272           $22,535
1997
   Investment management                   $2,763,164          $620,815       $2,153,527           $25,333
   Banking/finance                            332,036            (5,102)           9,748               n/a
----------------------------------------------------------------------------------------------------------
   COMPANY TOTALS                          $3,095,200          $615,713       $2,163,275           $25,333


The investment management segment incurs substantially all of our depreciation and amortization costs and expenditures on long-lived assets.

We conduct operations in five principal geographic areas of the world: the United States, Canada, the Bahamas, Europe and Asia/Pacific. Revenues by geographic area include fees and commissions charged to customers and fees charged to affiliates.

Information is summarized below:

in thousands

                                                                   1999             1998              1997
----------------------------------------------------------------------------------------------------------
OPERATING REVENUES:
   United States                                             $1,591,093       $1,814,458        $1,665,076
   Canada                                                       233,013          228,834           170,659
   Bahamas                                                      281,437          305,612           253,398
   Europe                                                       122,744          135,026            87,346
   Asia/Pacific                                                 144,657          159,391           177,588
   Eliminations                                                (110,447)         (66,049)         (190,792)
-----------------------------------------------------------------------------------------------------------
   TOTAL                                                     $2,262,497       $2,577,272        $2,163,275
----------------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET:
   United States                                               $356,050         $288,733          $175,960
   Canada                                                         5,890            5,216             3,513
   Bahamas                                                        8,723            9,070             9,517
   Europe                                                         7,478            8,784             5,604
   Asia/Pacific                                                  38,254           37,426            46,630
----------------------------------------------------------------------------------------------------------
   TOTAL                                                       $416,395         $349,229          $241,224
----------------------------------------------------------------------------------------------------------

NOTE 8 - DEBT

Debt at September 30, 1999 and 1998 was as follows:

in thousands

                                                              1999 WEIGHTED
                                                      AVERAGE INTEREST RATE         1999              1998
----------------------------------------------------------------------------------------------------------
   Commercial paper                                                   5.26%     $186,842          $357,210
   Medium-term notes                                                  6.26%      160,000           210,000
   Other                                                              -           56,403            45,205
----------------------------------------------------------------------------------------------------------
                                                                                $403,245          $612,415

   Less current maturities                                                       108,985           117,956
----------------------------------------------------------------------------------------------------------
   LONG-TERM DEBT                                                               $294,260          $494,459


As of September 30, 1999, maturities of long-term debt are as follows:

in thousands

   2000                                      $191,532
   2001                                        71,570
   2002                                        11,570
   2003                                        11,570
   2004                                         2,673
   Thereafter                                   5,345
-----------------------------------------------------
   LONG-TERM DEBT                            $294,260

Franklin Templeton has a revolving credit agreement with a group of commercial banks that will allow us, at our option, to refinance commercial paper borrowings through May 2003. In accordance with our intention and ability to refinance these obligations on a long-term basis, all of our commercial paper borrowings at September 30, 1999 was classified long-term. The credit agreements include various restrictive covenants, including: a capitalization ratio, interest coverage ratio, minimum working capital and limitation on additional debt. We were in compliance with all covenants as of September 30, 1999. At September 30, 1999, amounts available for issuance under the commercial paper program were $312.4 million.

At September 30, 1999, Franklin Templeton held interest-rate swap agreements maturing through October 2000, which effectively fixed interest rates on $130 million of commercial paper. Our primary objective of holding these swap agreements is to hedge volatility in interest rates on our commercial paper. These financial instruments are placed with major financial institutions. The creditworthiness of the counterparties is subject to continuous review and full performance is anticipated. Any potential loss from failure of the counterparties to perform is deemed to be immaterial.

During 1999, $50 million of medium-term notes at an average interest rate of 6.03% were retired at maturity. Notes totaling $50 million were issued during 1998. Interest rates range from 5.96% to 6.56% on outstanding notes at September 30, 1999. These notes mature at various times from December 1999 through March 2001. At September 30, 1999, amounts available for issuance under our medium-term notes program were $350 million.

NOTE 9 - INVESTMENT INCOME

in thousands

                                                                 1999             1998              1997
----------------------------------------------------------------------------------------------------------
   Dividends                                                    $12,473          $16,540           $14,141
   Interest                                                      40,845           29,969            16,105
   Realized gains, net                                            2,323            8,271            15,563
   Foreign exchange (losses) gains, net                          (1,924)            (978)            2,245
   Other                                                          2,217            2,921             1,532
----------------------------------------------------------------------------------------------------------
   INVESTMENT INCOME                                            $55,934          $56,723           $49,586
----------------------------------------------------------------------------------------------------------

Substantially all of Franklin Templeton's dividend income was generated by investments in our sponsored investment products.

NOTE 10 - TAXES ON INCOME

Taxes on income for the years ended September 30, 1999, 1998 and 1997 were as follows:

in thousands

                                                                   1999             1998              1997
----------------------------------------------------------------------------------------------------------
   Current
     Federal                                                    $91,141          $87,148          $122,361
     State                                                       24,797           30,903            33,874
     Foreign                                                     45,193           45,797            26,637
   Deferred (benefit) expense                                   (13,758)          11,986            (1,222)
----------------------------------------------------------------------------------------------------------
   TOTAL PROVISION                                             $147,373         $175,834          $181,650
----------------------------------------------------------------------------------------------------------

Included in income before taxes was $356.9 million, $387.5 million and $358.9 million, of foreign income for the years ended September 30, 1999, 1998 and 1997, respectively.

The major components of the net deferred tax liability/asset as of September 30, 1999 and 1998 were as follows:

in thousands

                                                                                    1999              1998
----------------------------------------------------------------------------------------------------------
DEFERRED TAX ASSETS
   State taxes                                                                    $4,400            $5,471
   Loan loss reserves                                                              1,864             1,376
   Deferred compensation                                                           6,926             5,246
   Restricted stock compensation plan                                             40,766            38,877
   Net operating loss carryforwards                                               45,336            40,408
   Other                                                                          19,478            13,352
----------------------------------------------------------------------------------------------------------
   Total deferred tax assets                                                     118,770           104,730
   Valuation allowance for net operating loss carryforwards                      (45,336)          (40,408)
----------------------------------------------------------------------------------------------------------
   Deferred tax assets, net of valuation allowance                                73,434            64,322
----------------------------------------------------------------------------------------------------------
DEFERRED TAX LIABILITIES
   Investments                                                                     3,768             3,917
   Depreciation on fixed assets                                                   13,591            13,261
   Prepaid expenses                                                                9,031            16,333
   Amortization of goodwill                                                       28,597            20,850
   Deferred commissions                                                            8,152            12,014
   Other                                                                           3,151             6,976
----------------------------------------------------------------------------------------------------------
   Total deferred tax liabilities                                                 66,290            73,351
----------------------------------------------------------------------------------------------------------
   Net deferred tax asset (liability)                                             $7,144           $(9,029)
----------------------------------------------------------------------------------------------------------

At September 30, 1999, there were approximately $54 million of foreign net operating loss carryforwards, approximately $32 million of which expire between 2000 and 2007 with the remaining carryforwards having an indefinite life. In addition, there are approximately $474 million in state net operating loss carryforwards that expire between 2008 and 2019. A valuation allowance has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the benefit of the loss carryforwards.

We have made no provision for U.S. taxes on $1,142 million of cumulative undistributed earnings of foreign subsidiaries as those earnings are intended to be reinvested for an indefinite period of time. Determination of the potential amount of unrecognized deferred U.S. income tax liability related to such reinvested income is not practicable because of the numerous assumptions associated with this hypothetical calculation; however, foreign tax credits would be available to reduce some portion of this amount.

The following is a reconciliation between the amount of tax expense at the federal statutory rate and taxes on income as reflected in operations for the years ended September 30, 1999, 1998 and 1997:

in thousands

                                                                   1999             1998              1997
----------------------------------------------------------------------------------------------------------
   U.S. federal statutory rate                                       35%              35%               35%
   Federal taxes at statutory rate                             $200,929         $236,699          $215,500
   State taxes, net of federal tax effect                        15,819           20,973            21,099
   Foreign earnings subject to reduced tax rates
    for which no U.S. tax is provided                           (83,954)         (78,826)          (69,973)
   Other                                                         14,579           (3,012)           15,024
----------------------------------------------------------------------------------------------------------
   Actual tax provision                                        $147,373         $175,834          $181,650
   Effective tax rate                                                26%              26%               30%

NOTE 11 - COMMITMENTS AND CONTINGENCIES

We lease office space and equipment under long-term operating leases expiring at various dates through fiscal year 2017. Lease expense aggregated $38.7 million, $37.2 million and $27.6 million for the fiscal years ended September 30, 1999, 1998 and 1997, respectively. Future minimum lease payments under non-cancelable operating leases are not material.

We have entered into an operating lease for the construction of our new corporate headquarters in San Mateo, California. In connection with this lease, we are contingently liable under residual guarantees, for approximately $145 million, representing 85% of the estimated total construction costs of $170 million.

At September 30, 1999, the banking/finance segment had commitments to extend credit aggregating $271 million, principally under its credit card lines.

We are involved in various claims and legal proceedings that are considered normal in our business. While it is not feasible to predict or determine the final outcome of these proceedings, we do not believe that they should result in a materially adverse effect on our financial position, results of operations or liquidity.

NOTE 12 - EMPLOYEE STOCK AWARD AND OPTION PLANS

Franklin Templeton sponsors two universal stock plans and an Annual Incentive Compensation Plan ("AICP"). Under the terms of these plans, eligible employees may receive cash and stock awards. Under the terms of the AICP, restricted stock awards are based on our pretax profits. The universal stock plans provide for the issuance of up to 16 million shares of the common stock for various stock-related awards, including those related to the AICP. As of September 30, 1999, we had approximately 8.5 million shares remaining available for grant under the universal stock plans, including those related to the AICP. In addition to the annual award of stock under the plans, we may award options and other forms of stock-based compensation to certain employees. Currently, only restricted stock and stock options have been granted. The Compensation Committee of the Board of Directors determines the terms and conditions of awards under the plans. Total compensation cost recognized for stock-based compensation during 1999, 1998 and 1997 was $37.9 million, $30.3 million and $42.2 million, respectively.

Information regarding stock options is as follows:

shares in thousands

                                                              1999                          1998                       1997
---------------------------------------------------------------------------------------------------------------------------
                                                          WEIGHTED                      WEIGHTED                   WEIGHTED
                                                           AVERAGE                       AVERAGE                    AVERAGE
                                                          EXERCISE                      EXERCISE                   EXERCISE
                                               SHARES        PRICE            SHARES       PRICE         SHARES       PRICE
---------------------------------------------------------------------------------------------------------------------------
   Outstanding, beginning of year                 193       $29.32               333      $15.21            564      $10.71
   Granted                                      1,243        31.39                73       47.16             78       22.15
   Exercised/cancelled                           (121)       21.24              (213)      13.25           (309)       8.75
---------------------------------------------------------------------------------------------------------------------------
   Outstanding, end of year                     1,315       $32.02               193      $29.32            333      $15.21
   Exercisable, end of year                       117       $34.44               119      $23.65            140      $14.13

Range  of  exercise   prices  at   September   30,  1999  -  $22.15  to  $47.16.
Weighted-average remaining contractual life - four years.

Had  compensation  costs  for our stock  option  plans  and our  Employee  Stock
Investment Plan (See Note 13) been determined based upon fair values at the grant dates in accordance with the provisions of FAS 123, Franklin Templeton's net income and earnings per share would have been reduced to the proforma amounts indicated below.

FOR THE YEARS ENDED SEPTEMBER 30,                                  1999             1998              1997
----------------------------------------------------------------------------------------------------------
   Net income (in millions)
     As reported                                                $426.7           $500.5            $434.1
     Proforma                                                   $422.5           $499.1            $433.9
----------------------------------------------------------------------------------------------------------
   Basic earnings per share
     As reported                                                  $1.69            $1.98             $1.72
     Proforma                                                     $1.67            $1.97             $1.72
----------------------------------------------------------------------------------------------------------
   Diluted earnings per share
     As reported                                                  $1.69            $1.98             $1.71
     Proforma                                                     $1.67            $1.97             $1.71
----------------------------------------------------------------------------------------------------------

The weighted average fair value of options granted during 1999, 1998 and 1997 estimated on the date of grant using Black-Scholes option-pricing model was $11.33, $12.08 and $5.89, respectively. The fair value of options granted in all periods was determined using the following assumptions: dividend yield of approximately 1% for all years; expected volatility of 36% for 1999, 27% for 1998 and 29% for 1997; risk-free interest rate of 5% for 1999, 6% for 1998 and 1997; and an expected life ranging from six months to eight years.

NOTE 13 - EMPLOYEE STOCK INVESTMENT PLAN

We have a qualified, non-compensatory Employee Stock Investment Plan ("ESIP") which allows participants who meet certain eligibility criteria to purchase shares of our common stock at 90% of its market value on certain defined dates. The ESIP is open to substantially all employees of U.S. subsidiaries and certain employees of non-U.S. subsidiaries. Participants made their first purchase of stock under this plan effective as of July 31, 1998. Franklin Templeton's stockholders approved four million shares of common stock for issuance under the ESIP. At September 30, 1999, approximately 386,000 shares had been purchased under the ESIP at a weighted average price of $32.26.

In connection with the ESIP, we may provide matching grants to participants in the ESIP of whole or partial shares of common stock. While reserving the right to change such determination, we have initially indicated that we will provide one half-share for each share held by a participant for a minimum period of 18 months.

NOTE 14 - RESTRUCTURING

In December 1998, we adopted a restructuring plan estimated to cost approximately $58 million and designed to reduce costs, improve service levels and reprioritize our business activities. Approximately 85% of the total estimated charges were utilized during 1999 and the remaining $8.8 million is expected to be utilized during fiscal 2000. Approximately $18.8 million of the amounts utilized represented cash payments. The remaining balance of $8.8 million is included in accounts payable and accrued expenses.

The  following   table  shows  the  component   parts  and  utilization  of  the
restructuring liability:

in millions

                                                          RESTRUCTURING       ADDITIONAL     RESTRUCTURING       BALANCE AT
                                                              LIABILITY        LIABILITY         LIABILITY    SEPTEMBER 30,
                                                              AT DEC-98           JAN-99          UTILIZED             1999
---------------------------------------------------------------------------------------------------------------------------
   Asset write-down                                               $31.9                -           $(29.1)             $2.8
   Employee severance and termination benefits                        -             12.3            (12.3)                -
   Lease termination charges and other                             14.2                -             (8.2)              6.0
---------------------------------------------------------------------------------------------------------------------------
   TOTAL                                                          $46.1            $12.3           $(49.6)             $8.8
---------------------------------------------------------------------------------------------------------------------------

Approximately $31.9 million, of the anticipated total restructuring charges was for asset write-downs related to discontinued products. More specifically, these charges were primarily for the write-off of intangible and other assets with respect to the termination of investment management agreements related to several offshore investment products and several domestic retail products. The underlying assets of the products in question have been returned to investors. The largest single write-down was for $13.7 million of intangible assets related to an offshore non-retail product.

The other significant component, $12.3 million, of the estimated total restructuring charges was for severance and termination benefits with respect to efficiencies made possible by the conversion from three to one shareholder servicing system. Approximately 560 positions, or 7% of our workforce at December 31, 1998, were eliminated.

NOTE 15 - FAIR VALUES

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The methods and assumptions used to estimate fair values of our financial instruments are described below.

Due to the short-term nature and liquidity of the following items, the carrying amounts in the consolidated balance sheets approximated fair value:

- Cash and cash equivalents
- Receivables

Investment securities, available-for-sale are carried at fair market value as required by generally accepted accounting principles. See Note 1.

Loans receivable, net are valued using interest rates that consider the current credit and interest rate risk inherent in the loans and the current economic and lending conditions. The amounts in the consolidated balance sheets approximated fair value.

Deposits of the banking/finance segment are valued using interest rates offered by comparable institutions on deposits with similar remaining maturities. The amounts in the consolidated balance sheets approximated fair value.

Liabilities under our interest-rate swap agreements are carried at their fair value, which was $1.0 million as of September 30, 1999.

Debt is valued using publicly-traded debt with similar maturities, credit risk and interest rates. The amounts in the consolidated balance sheet approximated fair values.

NOTE 16 - QUARTERLY INFORMATION (UNAUDITED)

in thousands

QUARTER                                         FIRST            SECOND            THIRD            FOURTH
----------------------------------------------------------------------------------------------------------
1999
   Revenues                                  $567,679          $554,071         $566,775          $573,972
   Net income                                 $68,492          $102,471         $123,307          $132,441
   Common stock price per share:
     High                                         $45 5/8           $38 3/8          $45               $43 7/16
     Low                                          $26 1/2           $27              $27 1/8           $29 3/4
   Earnings per share:
     Basic                                      $0.27             $0.41            $0.49             $0.53
     Diluted                                    $0.27             $0.41            $0.49             $0.52
----------------------------------------------------------------------------------------------------------
1998
   Revenues                                  $632,399          $673,691         $672,596          $598,586
   Net income                                $130,515          $126,669         $131,013          $112,253
   Common stock price per share:
     High                                         $51 7/8           $57 1/4          $57 7/8           $54 7/8
     Low                                          $39 3/4           $38              $47 9/16          $25 3/4
   Earnings per share:
     Basic                                      $0.52             $0.50            $0.52             $0.44
     Diluted                                    $0.52             $0.50            $0.52             $0.44
----------------------------------------------------------------------------------------------------------
1997
   Revenues                                  $437,625          $519,196         $572,547          $633,907
   Net income                                 $96,229          $101,411         $111,188          $125,235
   Common stock price per share:
     High                                      $24 7/8           $32 9/16        $37 1/8             $47 1/4
     Low                                       $21 9/16          $22 1/8         $25 15/16           $36 1/4
   Earnings per share:
     Basic                                   $0.38             $0.40           $0.44               $0.50
     Diluted                                 $0.38             $0.40           $0.44               $0.49
-------------------------------------------------------------------------------------------------------------

Franklin Templeton's common stock is traded on the New York Stock Exchange ("NYSE") and the Pacific Exchange, Inc. under the ticker symbol BEN and the London Stock Exchange under the ticker symbol FKR. On September 30, 1999, the closing price of our common stock on the NYSE was $30 9/16 per share. At November 1, 1999, there were approximately 4,300 stockholders of record.

REPORT OF INDEPENDENT ACCOUNTANTS

October 20, 1999

To the Stockholders and Board of Directors of Franklin Resources, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows present fairly, in all material respects, the consolidated financial position of Franklin Resources, Inc. and its subsidiaries at September 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
San Francisco, California

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.


                                   PART III

Item 10.   Directors and Executive Officers of the Registrant

Executive Officers of Registrant
---------------------------------

The following information on the executive officers of Franklin Templeton, including their principal occupations for the past five (5) years, is given as of December 10, 1999.

Jennifer J. Bolt
Age 35

Vice President of FRI since June 1994; officer and/or director of other company subsidiaries; employed by FRI in various other capacities for more than the past five (5) years.

Harmon E. Burns
Age 54
Director Since 1991

Vice Chairman, Member - Office of the Chairman; formerly Executive Vice President and director of the company for more than the past five (5) years; officer and/or director of many other company subsidiaries; officer and/or director or trustee of 52 of the investment companies in the Franklin Templeton group of funds.

Martin L. Flanagan
AGE 39

President, Member - Office of the President; formerly Senior Vice President; Chief Financial Officer of FRI since December 1995; officer and/or director of many other company subsidiaries; officer, director and/or trustee of 52 of the investment companies in the Franklin Templeton group of funds.

Deborah R. Gatzek
AGE 51

Senior Vice President of FRI since March 1990; General Counsel since January 1996; officer of many other company subsidiaries; officer of 53 of the investment companies in the Franklin Templeton group of funds. Effective January 1, 2000, Ms. Gatzek will cease to be Senior Vice President and General Counsel and will become a partner in the law firm of Stradley, Ronon, Stevens & Young, LLP, counsel to the Franklin Templeton group of funds.


Donna S. Ikeda
AGE 43

Vice President of FRI since October 1993. Previously employed by FRI from 1982 to 1990 as Director of Human Resources.


Charles B. Johnson
AGE 66
DIRECTOR SINCE 1969

Chairman, Member - Office of the Chairman, Chief Executive Officer and director of the company; officer and/or director of many other company subsidiaries; officer and/or director or trustee of 49 of the investment companies in the Franklin Templeton group of funds.


Charles E. Johnson
AGE 43
DIRECTOR SINCE 1993

President, Member - Office of the President; formerly Senior Vice President and director of the company for more than the past five (5) years; officer and/or director of many other company subsidiaries; officer and/or director or trustee of 33 of the investment companies in the Franklin Templeton group of funds.


Gregory E. Johnson
AGE 38

President, Member - Office of the President; formerly Vice President of FRI for more than the past five (5) years; officer of many other company subsidiaries and of one investment company in the Franklin Templeton group of funds.

Rupert H. Johnson, Jr.
AGE 59
DIRECTOR SINCE 1969

Vice Chairman, Member - Office of the Chairman; formerly Executive Vice President and director of the company for more than the past five (5) years; officer and/or director of many other company subsidiaries; officer and/or director or trustee of 52 of the investment companies in the Franklin Templeton group of funds.

Allen J. Gula, Jr.
AGE 45

President, Member - Office of the President; Senior Vice President and Chief Information Officer of FRI since September 1999; officer of two other company subsidiaries since August 1999. Previously, Executive Vice President and Chief Technology Officer of KeyCorp, a bank holding company, from October 1998 to August 1999. Chairman and Chief Executive Officer of Key Services, a subsidiary of KeyCorp, and Executive Vice President of KeyCorp from February 1994 to October 1998.

Leslie M. Kratter
AGE 54

Vice President of FRI since March 1993 and Secretary since March 1998; officer of many other company subsidiaries.

Kenneth A. Lewis
AGE 38

Vice President of FRI since September 1996 and Corporate Controller of FRI since 1995; officer of many other company subsidiaries. Prior to the Templeton acquisition, employed by various Templeton entities since 1989.

William J. Lippman
Age 74

Senior Vice President of FRI since March 1990; officer and/or director or trustee of other company subsidiaries and of six of the investment companies in the Franklin Templeton group of funds. Until June 1988, President, Chief
Executive Officer and director of L.F. Rothschild Fund Management, Inc., Director of L.F. Rothschild Asset Management, Inc., Administrative Managing Director and director of L.F. Rothschild & Co., Incorporated.

Charles R. Sims
AGE 38

Vice  President  of FRI  since  June  1999;    Treasurer  of FRI  and  various
subsidiaries  since  September  1997;    assistant  treasurer  of  52  of  the
investment companies in the Franklin Templeton group of funds. Prior to September 1997, employed as Vice President and Chief Financial Officer of Templeton Management Limited. Employed by Franklin Templeton since 1989.

Charles B. Johnson and Rupert H. Johnson, Jr. are brothers. Peter M. Sacerdote, a director of Franklin Resources, Inc., is a brother-in-law of Charles B. Johnson and Rupert H. Johnson, Jr., Charles E. Johnson is the son of Charles B. Johnson and the nephew of Rupert H. Johnson, Jr. and Peter Sacerdote. Gregory E. Johnson is the son of Charles B. Johnson, the nephew of Rupert H. Johnson, Jr. and Peter Sacerdote and the brother of Jennifer Bolt and Charles E. Johnson. Jennifer Bolt is the daughter of Charles B. Johnson, the niece of Rupert H. Johnson, Jr. and Peter Sacerdote, and the sister of Charles E. Johnson and Gregory E. Johnson. Leslie M. Kratter is the spouse of Deborah R. Gatzek.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference to the Proxy Statement section entitled "Principal Holders of Voting Securities" and "Security Ownership of Management."

Item 13.  Certain Relationships and Related Transactions

Incorporated by reference to the Proxy Statement  section entitled  "Proposal 1:
Election of Directors - Certain Relationships and Related Transactions."

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Please see the index in Item 8 for a list of the financial statements filed as part of this report

(2) Please see the index in Item 8 for a list of the financial statement schedules filed as part of this report

(3) The following exhibits are filed as part of this report:

(3)(i)(a) Registrant's Certificate of Incorporation, as filed November 28, 1969, incorporated by reference to Exhibit (3)(i) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (the "1994 Annual Report")

(3)(i)(b) Registrant's Certificate of Amendment of Certificate of Incorporation, as filed March 1, 1985, incorporated by reference to Exhibit (3)(ii) to the 1994 Annual Report

(3)(i)(c) Registrant's Certificate of Amendment of Certificate of Incorporation, as filed April 1, 1987, incorporated by reference to Exhibit (3)(iii) to the 1994 Annual Report

(3)(i)(d) Registrant's Certificate of Amendment of Certificate of Incorporation, as filed February 2, 1994, incorporated by reference to Exhibit (3)(iv) to the 1994 Annual Report

(3)(ii)  Registrant's Amended and Restated By-laws adopted December 10, 1999

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

10.2 Representative Transfer Agent Agreement between Templeton Growth Fund,Inc. and Franklin/Templeton Investor Services, Inc. incorporated by reference to
Exhibit 10.3 to the 1993 Annual Report

10.3 Representative Investment Management Agreement between Templeton Growth Fund, Inc. and Templeton, Galbraith & Hansberger Ltd. incorporated by reference to Exhibit 10.5 to the 1993 Annual Report

10.4 Representative Management Agreement between Advisers and the Franklin Group of Funds incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992 (the "1992 Annual Report")

10.5 Representative Distribution 12b-1 Plan between Distributors and the Franklin Group of Funds incorporated by reference to Exhibit 10.3 to the 1992 Annual Report

10.6 Amended Annual Incentive Compensation Plan approved January 24, 1995 incorporated by reference to the Company's Proxy Statement filed under cover of
Schedule 14A on December 28, 1994 in connection with its Annual Meeting of Stockholders held on January 24, 1995 *

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

10.39 Representative Investment Management Agreement between Templeton Investment Counsel, Inc. and Client (ERISA), as amended, incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 1998 (the "1998 Annual Report")

10.40 Representative Investment Management Agreement between Templeton Investment Counsel, Inc. and Client (NON-ERISA), as amended, incorporated by reference to Exhibit 10.40 to the 1998 Annual Report

10.41 Representative Variable Insurance Fund Participation Agreement among Templeton Variable Products Series Fund or Franklin Valuemark Fund, Franklin Templeton Distributors, Inc. and an insurance company incorporated by reference from Exhibit 10.1 to the form 10-Q for the quarter ended December 31, 1998

12 Computation of Ratios of Earnings to Fixed Charges

21 List of Subsidiaries

23 Consent of Independent Accountants

27 Financial Data Schedule

* Compensatory Plan

(b)(1) Current Report on Form 8-K dated July 22, 1999 was filed on July 22, 1999 attaching Registrant's press release dated July 22, 1999 under Items 5 and 7.

(c) See Item 14(a)(3) above.

(d) No separate  financial  statements  are required;  schedules are included in
Item 8.

SIGNATURES Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANKLIN RESOURCES, INC.

Date:    December 20, 1999 By       /s/ Charles B. Johnson
                                    Charles B. Johnson, Chairman and Chief
                                    Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date:    December 20, 1999 By       /s/ Charles B. Johnson
                                    Charles B. Johnson, Chairman, Chief
                                    Executive Officer and Director

Date:    December 20, 1999 By       /s/ Harmon E. Burns
                                    Harmon E. Burns, Vice Chairman and Director

Date:    December 20, 1999 By       /s/ Martin L. Flanagan
                                    Martin L. Flanagan, President
                                    and Chief Financial Officer

Date:    December 20, 1999 By       /s/ F. Warren Hellman
                                    F. Warren Hellman, Director

Date:    December 20, 1999 By       /s/ Charles E. Johnson
                                    Charles E. Johnson, President and Director

Date:    December 20, 1999 By       /s/ Rupert H. Johnson, Jr.
                                    Rupert H. Johnson, Jr., Vice Chairman
                                    and Director

Date:    December 20, 1999 By       /s/ Harry O. Kline
                                    Harry O. Kline, Director

Date:    December 20, 1999 By       /s/ Kenneth A. Lewis
                                    Kenneth A. Lewis, Vice President
                                    and Corporate Controller

Date:    December 20, 1999 By       /s/ James A. McCarthy
                                    James A. McCarthy, Director

Date:    December 20, 1999 By       /s/ Peter M. Sacerdote
                                    Peter M. Sacerdote, Director

Date:    December 20, 1999 By       /s/ Louis E. Woodworth
                                    Louis E. Woodworth, Director

                                 EXHIBIT INDEX

Exhibit No.

(3)(i)(a) Registrant's Certificate of Incorporation, as filed November 28, 1969, incorporated by reference to Exhibit (3)(i) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (the "1994 Annual Report")

(3)(i)(b) Registrant's Certificate of Amendment of Certificate of Incorporation, as filed March 1, 1985, incorporated by reference to Exhibit (3)(ii) to the 1994 Annual Report

(3)(i)(c) Registrant's Certificate of Amendment of Certificate of Incorporation, as filed April 1, 1987, incorporated by reference to Exhibit (3)(iii) to the 1994 Annual Report

(3)(i)(d) Registrant's Certificate of Amendment of Certificate of Incorporation, as filed February 2, 1994, incorporated by reference to Exhibit (3)(iv) to the 1994 Annual Report

(3)(ii)  Registrant's Amended and Restated By-laws adopted December 10, 1999

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

10.39 Representative Investment Management Agreement between Templeton Investment Counsel, Inc. and Client (ERISA), as amended, incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 1998 (the "1998 Annual Report")

10.40 Representative Investment Management Agreement between Templeton Investment Counsel, Inc. and Client (NON-ERISA), as amended, incorporated by reference to Exhibit 10.40 to the 1998 Annual Report

10.41 Representative Variable Insurance Fund Fund Participation Agreement among Templeton Variable Products Series Fund or Franklin Valuemark Funds (now
Franklin Templeton Variable Insurance Products Trust), Franklin Templeton Distributors, Inc. and an insurance company, incorporated by reference from
Exhibit 10.1 to the Form 10-Q for the quarter ended December 31, 1998

12 Computation of Ratios of Earnings to Fixed Charges

21 List of Subsidiaries

23 Consent of Independent Accountants

27 Financial Data Schedule

* Compensatory Plan

(b)(1) Current Report on Form 8-K dated July 22, 1999 was filed on July 22, 1999 attaching Registrant's press release dated July 22, 1999 under Items 5 and 7.

(c)  See Item 14(a)(3) above.

(d) No separate  financial  statements  are required;  schedules are included in
Item 8.