Form 10-Q
period 1999-12-31
FRANKLIN RESOURCES INC
filed 2000-02-14
CIK 38777

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
            [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                    For Quarterly Period Ended December 31, 1999

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

Outstanding: 248,652,854 shares, common stock, par value $.10 per share at January 30, 2000.

PART I -FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

FRANKLIN RESOURCES, INC.
Consolidated Statements of Income
Unaudited
                                                               Three months
                                                                  ended
                                                               December 31
(In thousands, except per share data)                     1999            1998
-------------------------------------------------------------------------------

Operating revenues:
   Investment management fees                         $344,042        $330,370
   Underwriting and distribution fees                  164,243         188,604
   Shareholder servicing fees                           51,759          45,734
   Other, net                                            5,623           2,971
-------------------------------------------------------------------------------
      Total operating revenues                         565,667         567,679
-------------------------------------------------------------------------------

Operating expenses:
   Underwriting and distribution                       143,168         163,046
   Compensation and benefits                           130,849         133,814
   Information systems, technology and occupancy        51,631          48,479
   Advertising and promotion                            22,545          28,238
   Amortization of deferred sales commissions           20,631          25,019
   Amortization of intangible assets                     9,283           9,373
   Other                                                19,925          22,805
   Restructuring charge                                      -          46,140
-------------------------------------------------------------------------------
      Total operating expenses                         398,032         476,914
-------------------------------------------------------------------------------

Operating income                                       167,635          90,765

Other income/(expenses):
   Investment and other income                          16,679          10,536
   Interest expense                                     (3,364)         (6,173)
-------------------------------------------------------------------------------
      Other income, net                                 13,315           4,363
-------------------------------------------------------------------------------

Income before taxes on income                          180,950          95,128
Taxes on income                                         43,428          26,636

-------------------------------------------------------------------------------
Net income                                            $137,522         $68,492
-------------------------------------------------------------------------------

Earnings per share:
   Basic                                                 $0.55           $0.27
   Diluted                                               $0.55           $0.27
Dividends per share                                      $0.06          $0.055


The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN RESOURCES, INC.
Consolidated Balance Sheets

                                                  Unaudited
                                                 December 31     September 30
(In thousands)                                       1999            1999
-------------------------------------------------------------------------------

ASSETS:
Current assets:
   Cash and cash equivalents                       $951,169       $811,300
   Receivables:
      Sponsored investment products                 229,846        225,132
      Other                                          27,141         33,178
   Investment securities, available-for-sale        254,772        392,022
   Prepaid expenses and other                        14,818         24,257

-------------------------------------------------------------------------------
      Total current assets                        1,477,746      1,485,889
-------------------------------------------------------------------------------

Banking/Finance assets:
   Cash and cash equivalents                          9,148          7,944
   Loans receivable, net                            237,580        186,185
   Investment securities, available-for-sale         15,045         20,484
   Other                                              3,703          3,165

-------------------------------------------------------------------------------
      Total banking/finance assets                  265,476        217,778
-------------------------------------------------------------------------------

Other assets:
   Deferred sales commissions                       101,504        103,289
   Property and equipment, net                      420,900        416,395
   Intangible assets, net                         1,193,494      1,202,777
   Receivable from banking/finance group            154,860        107,148
   Other                                            135,312        133,514

-------------------------------------------------------------------------------
      Total other assets                          2,006,070      1,963,123
-------------------------------------------------------------------------------

       Total assets                              $3,749,292     $3,666,790
===============================================================================


The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN RESOURCES, INC.
Consolidated Balance Sheets
                                             Unaudited
                                            December 31       September 30
(In thousands except share data)                1999              1999
-----------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Compensation and benefits                  $89,631         $162,842
   Current maturities of long-term debt        59,134          108,985
   Accounts payable and accrued expenses       81,296           80,966
   Commissions                                 65,231           61,971
   Income taxes                                63,183           57,968
   Other                                       10,750           13,758
-----------------------------------------------------------------------------
      Total current liabilities               369,225          486,490
-----------------------------------------------------------------------------

Banking/finance liabilities:
   Payable to Parent                          154,860          107,148
   Deposits                                    55,583           58,216
   Other                                        9,006           11,042
-----------------------------------------------------------------------------
      Total banking/finance liabilities       219,449          176,406
-----------------------------------------------------------------------------

Other liabilities:
   Long-term debt                             377,379          294,260
   Other                                       58,849           52,640
-----------------------------------------------------------------------------
      Total other liabilities                 436,228          346,900
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
       Total liabilities                    1,024,902        1,009,796
-----------------------------------------------------------------------------

Stockholders' equity:
   Preferred stock, $1.00 par value,
   1,000,000 shares authorized;
   none issued                                     -                 -

  Common stock, $.10 par value,
  500,000,000 shares authorized;
  248,675,576  and 251,006,541 shares
  issued and outstanding, for December         24,868           25,101
  and September, respectively

   Capital in excess of par value                 237           69,631
   Retained earnings                        2,688,649        2,566,048
   Other                                       (4,327)          (3,532)
   Accumulated other comprehensive income      14,963             (254)
-----------------------------------------------------------------------------
    Total stockholders' equity              2,724,390        2,656,994
-----------------------------------------------------------------------------

    Total liabilities and
      stockholders' equity                 $3,749,292       $3,666,790
=============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN RESOURCES, INC.
Consolidated Statements of Cash Flows
Unaudited                                              Three months ended
                                                           December 31
(In thousands)                                        1999            1998
-------------------------------------------------------------------------------
Net income                                        $137,522          $68,492

Adjustments to reconcile net income to net cash
     provided by operating activities:
Decrease (increase) in receivables,
     prepaid expenses and other current assets       2,097          (39,970)
Advances of deferred sales commissions             (18,846)          (9,838)
(Decrease) increase in restructuring liabilities    (1,190)          46,140
Increase in other current liabilities                3,160           18,998
Increase (decrease) in income taxes payable          5,216          (29,933)
Increase in commissions payable                      3,260            2,996
Decrease in accrued compensation and benefits      (46,291)         (55,425)
Depreciation and amortization                       48,762           51,553
Losses on disposition of assets                        455            2,546
-------------------------------------------------------------------------------
Net cash provided by operating activities          134,145           55,559
-------------------------------------------------------------------------------

Purchase of investments                            (41,597)         (61,671)
Liquidation of investments                         197,429          325,479
Purchase of banking/finance investments             (2,744)          (8,319)
Liquidation of banking/finance investments           8,172            7,986
Net origination of loans receivable                (52,196)         (27,792)
Purchase of property and equipment                 (22,496)         (31,658)
Proceeds from sale of property                           -              176
-------------------------------------------------------------------------------
Net cash provided by investing activities           86,568          204,201
-------------------------------------------------------------------------------

Decrease in bank deposits                           (2,633)          (7,566)
Exercise of common stock options                       266              476
Dividends paid on common stock                     (13,799)         (12,587)
Purchase of stock                                  (98,423)          (7,113)
Issuance of debt                                   190,583           40,000
Payments on debt                                  (155,634)        (177,843)
-------------------------------------------------------------------------------
Net cash used in financing activities              (79,640)        (164,633)
-------------------------------------------------------------------------------
Increase in cash and cash equivalents              141,073           95,127
Cash and cash equivalents, beginning of  period    819,244          556,043
-------------------------------------------------------------------------------
Cash and cash equivalents, end of period          $960,317         $651,170
-------------------------------------------------------------------------------

Supplemental disclosure of non-cash information:
    Value of common stock issued,
    principally restricted stock                   $28,531          $27,769

The accompanying notes are an integral part of these consolidated financial statements.

                             FRANKLIN RESOURCES, INC.
                    Notes to Consolidated Financial Statements
                                December 31, 1999
                                  (Unaudited)

1.    Basis of Presentation
      ---------------------

We have prepared these unaudited interim financial statements of Franklin Resources, Inc. and its consolidated subsidiaries ("Franklin Templeton") in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles pursuant to such rules and regulations. In our opinion, all appropriate adjustments necessary to a fair presentation of the results of operations have been made for the periods shown. All adjustments are of a normal recurring nature. We have reclassified certain prior year amounts have been to conform to current year presentation. You should read these financial statements in conjunction with our audited financial statements for the fiscal year ended September 30, 1999.

2.   Restructuring
     -------------

In December 1998, we adopted a restructuring plan estimated to cost approximately $58 million and designed to reduce costs, improve service levels and reprioritize our business activities. Approximately 87% of the total estimated charges were utilized at December 31, 1999 and the remaining $7.7 million is expected to be utilized during the second quarter of fiscal 2000. Approximately $19.9 million of the amounts utilized represented cash payments. The remaining balance of $7.7 million is included in other current liabilities.

The  following   table  shows  the  component   parts  and  utilization  of  the
restructuring liability:

                         Restructuring  Additional  Restructuring  Restructuring
                           liability     liability    liability      liability
(In millions)                Dec-98       Jan-99      utilized         Dec-99
--------------------------------------------------------------------------------

Asset write-down               $31.9             -      $(29.1)          $2.8
Employee severance and
     termination benefits          -          12.3       (12.3)             -
Lease termination charges
    and             other       14.2             -        (9.3)           4.9
=================================================================== ============
Total                          $46.1         $12.3      $(50.7)          $7.7
=================================================================== ============

3.   Debt
     ----

During the quarter ended December 31, 1999, we repaid $50 million of our medium-term notes at maturity. Interest rate swap agreements which fixed interest rates on $40 million of commercial paper expired. The remaining interest rate swap agreements, maturing through October 2000, effectively fix interest rates on $90 million of commercial paper. The fixed rates of interest range from 6.36% to 6.64%. At December 31, 1999, our overall weighted average interest rate on outstanding commercial paper and medium-term notes was 6.2%.

4.   Comprehensive Income
     --------------------

The following table shows comprehensive income for the three months ended December 31, 1999 and 1998.

(In thousands)                                     1999           1998
-----------------------------------------------------------------------------
Net income                                       $137,522       $68,492
Net unrealized gain on available-for-sale
    securities                                     13,259         5,529
Foreign currency translation adjustment             1,958         3,125
=============================================================================
Comprehensive income                             $152,739       $77,146
=============================================================================

5.   Segment information
     -------------------

Franklin Templeton has two operating segments; investment management and banking/finance. The investment management segment derives substantially all of its revenues and net income from providing investment advisory, fund administration, distribution and related services to our sponsored investment products. The banking/finance segment offers consumer lending and selected retail banking services to individuals.

Financial information for our two operating segments for the quarters ending December 31, 1999 and 1998 is presented in the table below. Operating revenues of the banking/finance segment are reported net of interest expense.


                                 Assets      Income before          Operating
(In thousands)                                  taxes               revenues
--------------------------------------------------------------------------------
December 1999
   Investment management     $3,483,884        $180,085            $561,062
   Banking/finance              265,408             865               4,605
================================================================================
   Company Totals            $3,749,292        $180,950            $565,667
================================================================================



                                Assets      Income before          Operating
                                                 taxes              revenues
--------------------------------------------------------------------------------
December 1998
   Investment management     $3,161,975         $96,252            $565,164
   Banking/finance              236,178         (1,124)               2,515
================================================================================
   Company Totals            $3,398,153         $95,128            $567,679
================================================================================

6.   Earnings per share
     ------------------

     Earnings per share were computed as follows:
                                                        Three months ended
                                                           December 31
      (In thousands except per share
         amounts)                                      1999          1998
      -------------------------------------------------------------------------

      Net income                                     $137,522       $68,492
      =========================================================================

      Weighted-average shares
          outstanding - basic                         250,432       251,860
      Incremental shares from assumed
          conversions                                     160           195
      =========================================================================
      Weighted-average shares outstanding -
         diluted                                      250,592       252,055
      =========================================================================

      Earnings per share:
         Basic                                          $0.55         $0.27
         Diluted                                        $0.55         $0.27
      -------------------------------------------------------------------------

7.    Adoption of Statement of Position 98-1
      --------------------------------------
We adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), on October 1, 1999. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. The adoption of SOP 98-1 did not materially affect our net income or financial condition for the quarter.

8.    Subsequent Event
      ----------------
On February 5, 2000, Franklin Templeton purchased and retired approximately 1.5 million shares of its common stock for $51.8 million.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

In this section, we discuss our results of operations and our financial condition. We also make some statements relating to the future, which are called "forward-looking" statements. Although we do our best to make clear and accurate forward-looking statements, the actual results and outcomes could be significantly different from those that we discuss in this document. For this reason, you should not rely too heavily on these forward-looking statements. We encourage you to look at the "Risk Factors" section below, where we discuss these statements in more detail.

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

ASSETS UNDER MANAGEMENT

                                  December 31   September 30    December 31
(In billions)                         1999         1999            1998
------------------------------------------------------------------------------

Equity:
   Global/international             $111.0        $96.8           $92.8
   Domestic                           44.3         37.6            40.4
------------------------------------------------------------------------------
      Total equity                   155.3        134.4           133.2
------------------------------------------------------------------------------

Hybrid Funds                           9.6         10.2            11.5

Fixed-income:
  Tax-free                            45.2         48.2            50.9
  Taxable
     Domestic                         15.4         15.8            16.0
     Global/international              3.9          3.9             4.0
------------------------------------------------------------------------------
      Total fixed-income              64.5         67.9            70.9
------------------------------------------------------------------------------

Money funds                            5.6          5.6             4.6

==============================================================================
Total end of period                 $235.0       $218.1          $220.2
==============================================================================
Simple monthly average for the
    three-month period <F1>         $224.1       $223.3          $217.0
==============================================================================

<F1>Investment  management  fees  from  approximately  70% of our  assets  under management are calculated using a daily average.

Total assets under management increased $16.9 billion (8%) and $14.8 billion (7%) from September 1999 and December 1998, respectively. Most of these increases were in equity products. During the periods under review, market appreciation has offset cash outflows in most categories of our sponsored investment products.

Equity assets now comprise 66% of total assets under management compared to 60% at December 31, 1998. Fixed income funds now comprise 27% of total assets under management, as compared to 32% at December 31, 1998. The shift in our managed asset mix toward higher fee equity products and higher average assets has resulted in higher investment management fee revenues for the three months ended December 31, 1999, as compared to the same period a year ago.

  RESULTS OF OPERATIONS

                                        Three months ended
                                            December 31               Percent
                                       1999            1998           Change
--------------------------------------------------------------------------------
Net income (millions)                $137.5           $68.5            101%
Earnings per share
     Basic                            $0.55           $0.27            104%
     Diluted                          $0.55           $0.27            104%
     Without restructuring charge     $0.55           $0.41             34%
Operating margin
     As reported                        30%             16%
     Without restructuring charge       30%             24%
EBITDA margin<F1>
     As reported                        37%             22%
     Without restructuring charge       37%             30%
--------------------------------------------------------------------------------
<F1> EBITDA margin is earnings before  interest,  taxes on income,  depreciation and the amortization of intangibles (not including amortization of deferred sales commission) divided by total revenues.

Net income and operating margins during the quarter ended December 31, 1999 increased compared to the same quarter last year, as a result of a restructuring charge taken in the quarter ended December 31, 1998 and reduced operating expenses in the current quarter. EBITDA margins improved principally as a result of improved operating margins in the current quarter.


Operating revenue
                                          Three months ended
                                              December 31             Percent
(In millions)                           1999              1998        Change
--------------------------------------------------------------------------------
Investment management fees            $344.0            $330.4           4%
Underwriting and distribution fees     164.3             188.6        (13)%
Shareholder servicing fees              51.8              45.7          13%
Other, net                               5.6               3.0          87%
--------------------------------------------------------------------------------
   Total operating revenues           $565.7            $567.7            -
--------------------------------------------------------------------------------

Investment management fees, the largest component of our operating revenues, include both investment advisory and fund administration fees. These fees are generally calculated under fixed-fee arrangements as a percentage of the value of assets under management. In return for these fees, we provide investment advisory and administrative services. There have been no significant changes in these fee structures for the funds and accounts that we manage in the periods under review.

Investment management fees during the quarter ended December 31, 1999 increased 4% over the same period last year, mainly due to the 3% increase in the simple monthly average assets under management between these periods.

Our effective investment management fee rate (investment management fees divided by simple monthly average assets under management) remained constant at 0.61% from December 31, 1998.

Underwriting commissions are earned from the sale of certain classes of mutual funds that have a front-end sales commission. Distribution fees are paid by our sponsored mutual funds in return for sales and marketing efforts on their behalf. Distribution fees include 12b-1 plan fees that are subject to maximum pay-out levels, based upon a percentage of the assets in each fund. A significant portion of underwriting commissions and distribution fees are paid to the brokers and other intermediaries who sell funds to the public on our behalf. See the description of underwriting and distribution expenses below.

Underwriting and distribution fees decreased 13% over the same period last year due to a decrease in commissionable sales, principally of Class A retail mutual fund shares. Distribution fees remained relatively constant.

Shareholder servicing fees are primarily fixed charges per shareholder account that vary with the particular type of fund and the service being rendered. For certain products, particularly outside the U.S. and Canada, shareholder servicing fees are calculated as a percentage of assets under management. Fees are received as compensation for providing transfer agency services, which include providing customer statements, transaction processing, customer service and tax reporting. In accordance with current agreements with most U.S. funds, closed accounts in a given calendar year remain billable through the second quarter of the following calendar year at a reduced rate.

Shareholder servicing fees increased 13% as a result of increases in the total number of billable accounts and the per account charge. In addition, fees increased from funds whose servicing fees are based on assets under management.

Other, net consists primarily of revenues from the banking/finance operating segment:

- Operating revenues, consisting primarily of interest and servicing income
- Interest expense, and
- Provision for loan losses.

Other, net increased compared with the same quarter last year, primarily due to banking/finance segment revenues from increased auto loans outstanding. Securitizations of auto loans took place in September 1998 and May 1999 and a further securitization is planned for the second quarter of fiscal 2000. Banking/finance interest expense increased 9% as the borrowing requirements of the group increased to finance the expansion in loans outstanding. The provision for loan losses remained relatively stable in the current quarter as compared to the same period a year ago.

 Operating expenses
                                               Three months ended
                                                   December 31
 (In millions)                                 1999          1998      Change
 -------------------------------------------------------------------------------
 Underwriting and distribution               $143.2        $163.1       (12)%
 Compensation and benefits                    130.9         133.8        (2)%
 Information systems, technology and           51.6          48.5          6%
     occupancy
 Advertising and promotion                     22.5          28.2       (20)%
 Amortization of deferred sales commissions    20.6          25.0       (18)%
 Amortization of intangible  assets             9.3           9.4        (1)%
 Other                                         19.9          22.8       (13)%
 Restructuring charge                             -          46.1           -
 ===============================================================================
    Total operating expenses                 $398.0        $476.9       (17)%
 ===============================================================================

Underwriting and distribution includes sales commissions and distribution fees paid to brokers and other third party intermediaries. The decrease in underwriting and distribution expenses was consistent with the decrease in underwriting and distribution revenues.

Compensation and benefits costs during the quarter ended December 31, 1999 decreased 2% over the same period last year primarily due to a decrease in the number of employees offset by annual salary increases awarded in October 1999. In January 1999, we announced that we were eliminating 560 positions, primarily as a result of efficiencies gained from conversion to one domestic transfer agency system. In addition, employee headcount further decreased by 1,200 persons due to attrition. In order to hire and retain our key employees in the current low unemployment labor market, we are committed to keeping our salaries and benefit packages competitive, which means that the level of compensation and benefits may increase more quickly than our revenues.

Information systems, technology and occupancy costs increased 6% over the same period last year. During the past year, we have embarked on a number of significant systems projects, made further enhancements to our transfer agency system, and increased spending on our Year 2000 project. We are also developing e-business strategies to meet the needs of our distribution network and our mutual fund shareholders. We expect that such major systems undertakings will continue to have an impact on our operating results through fiscal 2000 and beyond.

Advertising and promotion expenses decreased 20% over the same period last year, mainly due to decreased promotional activity and to reduced production and printing costs. However, we are currently embarking on a number of new advertising campaigns that will be run during the second quarter of fiscal 2000.

Certain fund classes are sold without a front-end sales charge to shareholders, while, at the same time, we pay a commission to selling brokers and other intermediaries. We expect to recover the payments in distribution revenues and contingent deferred sales charges over periods of up to a maximum of eight years following the sale. Accordingly, the payments are deferred and amortized over periods not exceeding eight years. Amortization of deferred sales commissions decreased 18% over the same period last year primarily due to the decrease in the sale of these products. Also, in the second quarter of 1999, our sponsored Canadian funds arranged for financing of their sales commissions directly with a third party. This new arrangement contributed to the decrease in period-over-period amortization levels.

During fiscal 1999, we recognized pretax restructuring charges of $58.4 million, of which $46.1 million was recognized during first quarter. These charges were related to a plan announced and initiated by management in the first quarter of fiscal 1999. See Note 2 to the condensed financial statements. We do not expect to incur any incremental charges with respect to the plan during fiscal 2000.

Of the $58.4 million total restructuring charge, approximately 87% was utilized at December 31, 1999. The anticipated lost revenues associated with discontinued products are not expected to have a material impact on ongoing results of operations. Substantially all of the remaining restructuring liability is expected to be utilized during the second quarter of fiscal year 2000.

Other income/(expenses):
                                         Three months ended
                                             December 31
(In millions)                              1999      1998        Change
--------------------------------------------------------------------------
   Investment and other income            $16.7     $10.5          59%
   Interest expense                        (3.4)     (6.2)        (45)%
--------------------------------------------------------------------------
      Other income, net                   $13.3      $4.3         209%
==========================================================================

Investment and other income increased 209% from the same period last year. Investment income for the current quarter exceeded that earned in the prior year, due to higher interest income and realized gains. Interest expense decreased over the same period last year, following a reduction in our outstanding debt.

Taxes on income

Our effective income tax rate for the quarter ended December 31, 1999 has decreased to 24%, compared to 28% for the same period last year. This decrease reflects the increase in the relative contributions of foreign earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income. The effective tax rate will continue to be reflective of the relative contributions of foreign earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income.


MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999 and September 30, 1999, our assets aggregated $3.7 billion, and stockholders' equity approximated $2.7 billion. Outstanding debt (long-term and short-term) increased by $33.3 million (8%) at December 31, 1999, from $403.2 million at September 30, 1999.

Cash provided by operating activities for the quarter ended December 31, 1999 was $134.1 million, compared to $55.6 million in the same quarter last year. This increase was due mainly to higher net income in the current quarter. The increase in net income was due to lower operating expenses and the restructuring plan, which required little incremental cash expenditure in the first quarter of fiscal 2000. We sold $161.3 million of our investments in the period, net of purchases, originated $52.2 million of new banking/finance loans and used $22.5 million to purchase property and equipment, providing $86.6 million from investing activities in the quarter. The net issuance of debt raised $34.9 million. We used $98.4 million in cash to purchase 3.2 million shares of common stock and paid $13.8 million of cash dividends. Overall, for the quarter, $79.6 million in cash was used in financing activities.

As of December 31, 1999, through our interest-rate swap agreements and medium term note-program, we had fixed the rates of interest we pay on 54% of our outstanding debt. Interest-rate swaps with notional amounts aggregating $40 million matured during the quarter ended December 1999.

We expect that the principal uses of cash will be to advance sales commissions, fund property and equipment acquisitions, purchase company stock, pay shareholder dividends and service debt. We expect to finance future increases in investment in our banking/finance activities through existing debt facilities, operating cash flows, or through the securitization of a portion of the receivables from such consumer lending activities. We believe that our existing liquid assets, together with the expected continuing cash flow from operations, our borrowing capacity under current credit facilities and our ability to issue stock will be sufficient to meet our present and reasonably foreseeable cash needs.

YEAR 2000 READINESS DISCLOSURE

Year  2000  Readiness
----------------------
As of the date of this filing, all of our mission-critical systems and important non-mission critical systems, including non-IT systems, have successfully transitioned to the Year 2000 and are operating in production. We will continue to monitor system compliance into the year. We will pay special attention to February 29, 2000, which falls in a non-standard leap year that could potentially cause Year 2000-related problems. We utilized this unusual leap year date in our test procedures and do not anticipate any material system problems.

Third  Parties and Year 2000
----------------------------
During the cross-over to the Year 2000, we did not experience, and were not alerted to, any material problems involving third-party systems, some of which are Franklin Templeton's mission-critical systems and upon which we are heavily reliant. Communication with third parties will continue as we proceed with our Year 2000 project, through the leap year date, and into the Year 2000 to monitor system functions.

Contingency  Planning
---------------------
Franklin Templeton's worldwide contingency plans for the Year 2000 were in place over the cross-over weekend but no material problems were experienced. Our contingency planning also includes the upcoming leap year date.

Cost  Estimates
---------------
Unless unanticipated problems arise in connection with the leap year date, the total estimated costs through March 2000 associated with the Year 2000 project should not exceed $50 million. These estimated costs are mainly internal and third-party labor costs which are expensed as incurred. The total amount expended on the project through January 31, 2000 was approximately $47.5 million.

Liquidity
---------
Franklin  Templeton  arranged   for two  short-term  special  lines of  credit,
aggregating approximately $1.0 billion, for certain of its sponsored retail mutual funds to assist in meeting liquidity requirements that could arise out of Year 2000 concerns. As of the date of this filing, no such liquidity requirements have materialized, and the lines of credit have not been utilized. One of the lines of credit remained open until February 11, 2000 and the other remains open until March 1, 2000.

Specific Risks  Associated with the Year 2000
---------------------------------------------
Although our computer systems have successfully transitioned to the year 2000, our ability to manage Year 2000 issues, in general and in relation to the upcoming leap year date, is still subject to uncertainties beyond our control. Franklin Templeton could become subject to legal claims or regulatory actions in the event of any Year 2000 problem in our business operations. If there are Year 2000 market disruptions or investor panic, system interruptions or failures of important third parties, such as securities transfer agents, stock exchanges, data providers or providers of our mission-critical systems, this could have a material adverse effect on our business, financial condition and results of operations.

RISK FACTORS

FRANKLIN TEMPLETON FACES STRONG GLOBAL COMPETITION FROM NUMEROUS AND SOMETIMES LARGER COMPANIES. We compete with numerous stock brokerage and investment banking firms, investment management companies, insurance companies, banks, online and Internet investment sites, savings and loan associations and other financial institutions. These companies also offer financial services and other investment alternatives. In recent years, there has been a trend of consolidation in the financial services industry, resulting in stronger competitors, some with greater financial resources than Franklin Templeton. There has also been a trend toward online Internet financial services. We are currently expanding our Internet e-business, but there can be no assurance that our e-business will compete effectively with other alternatives available to investors. To the extent that existing customers stop investing with us and instead invest with our competitors, or if potential customers decide to invest with other companies instead, this could cause our market share, revenues and net income to decline.

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

WE CURRENTLY RELY UPON OUR DISTRIBUTION CHANNELS. Franklin Templeton derives a significant portion of its income from sales made by broker/dealers and other similar investment advisors, and we are heavily dependent upon these distribution channels. However, there is increasing competition for access to these channels, which has caused our distribution costs to rise and could cause further increases in the future as competition continues and service expectations increase. Higher distribution costs lower our net revenues and earnings. If one of these major financial advisors had to cease operations, even for a few days, it could have a significant adverse impact on our revenues and earnings. Similarly, Franklin Templeton relies upon these business relationships and there is no guarantee that good relations can be maintained. If we cannot effectively compete, distribute and sell our products, this would have a negative effect on our level of assets under management, related revenues and overall business and financial condition.

SALES OF B AND C SHARE CLASSES BRING IN LOWER REVENUES IN THE YEAR OF SALE THAN THE TRADITIONAL A SHARE CLASS. Franklin Templeton receives no or reduced sales charges at the time of an initial investment in B and C shares but still must pay or finance the related dealer commission. In most instances, Franklin Templeton will realize lower operating margins on C share assets as compared to A or B share assets.

IF OUR ASSET MIX SHIFTS TO PREDOMINANTLY FIXED-INCOME, OUR REVENUES WOULD DECLINE. We derive higher fee revenues and income from the equity assets that we manage. A shift in our asset mix towards fixed-income products has caused in the past, and would cause in the future, a decline in our income and revenue.

WE HAVE BECOME SUBJECT TO AN INCREASED RISK OF ASSET VOLATILITY FROM CHANGES IN THE GLOBAL EQUITY MARKETS. As Franklin Templeton's asset mix has shifted since 1992 from predominantly fixed-income to a majority of equity assets, we have become subject to an increased risk of asset volatility from changes in global equity markets. U.S. equity markets have been experiencing extraordinary returns for an unusually long period of time which, due to the cyclical nature of these markets, could decline in the future. Declines in these markets - whether in general, or in certain geographic regions or investment sectors - have caused in the past, and would cause in the future, a decline in our income and revenue. 15

GLOBAL ECONOMIC CONDITIONS, INTEREST RATES, INFLATION RATES AND OTHER FACTOR WHICH ARE DIFFICULT TO PREDICT AFFECT THE MIX, MARKET VALUES, AND LEVELS OF OUR ASSETS UNDER MANAGEMENT. Fluctuations in interest rates and in the yield curve affect the value of fixed-income assets under management as well as the flow of monies to and from fixed-income funds. In turn, this affects our revenues from those funds. In addition, changes in the equity marketplace may significantly affect the level of our assets under management. The multiplicity of factors impacting asset mix make it difficult to predict the net effect of any particular set of conditions.

GENERAL ECONOMIC AND SECURITIES MARKETS FLUCTUATIONS AFFECT OUR BUSINESS. Adverse general securities market conditions, currency fluctuations, governmental regulations and recessionary global economic conditions could lower Franklin Templeton's mutual fund share sales and other financial services product sales.

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

WE FACE INCREASED COMPETITION IN HIRING AND RETAINING QUALIFIED EMPLOYEES. Our continued success will depend upon our ability to attract and retain qualified personnel. The competition from other companies to hire these kinds of employees has increased, particularly in certain geographic locations where the majority of our workforce is employed. We may be forced to offer compensation and benefits to these employees at a level that exceeds our revenue growth. With historically low unemployment in the United States and other nations in which we operate, qualified personnel are now moving between firms and starting their own companies with greater frequency. If Franklin Templeton is not able to attract and retain these employees, our overall business condition and revenues could suffer.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, Franklin Templeton's financial position is subjected to a variety of risks, including market risk associated with interest rate movements. Franklin Templeton is exposed to changes in interest rates primarily in its debt transactions. Through its interest-rate swap agreements and its medium-term note program Franklin Templeton has effectively fixed the rate of interest it pays on 54% of its debt outstanding at December 31, 1999. Franklin Templeton does not believe that the effect of reasonably possible near-term changes in interest rates on Franklin Templeton's financial position, results of operations or cash flow would be material.

We have considered the potential impact of the effect on the banking/finance segment of a 100 basis point (1%) movement in market interest rates and we do not expect it would have a material impact on our operating revenues or results of operations.


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

We have previously reported three complaints filed by the same law firm, in January 1998, February 1998, and September 1998, in the U. S. District Court for the Southern District of Florida, against Templeton Asset Management, Ltd., an indirect wholly-owned subsidiary of Franklin Resources, Inc. ("FRI") and the investment manager of the closed-end investment company; Templeton Vietnam Opportunities Fund, Inc. (now known as Templeton Vietnam and Southeast Asia Fund, Inc.) (the "fund"); certain of the fund's officers and directors; FRI; and Templeton Worldwide, Inc., a direct wholly-owned FRI subsidiary.

We have also previously reported that all defendants moved to dismiss those complaints. In December, 1999, the trial court granted those motions in part and denied them in part, permitting the plaintiffs the option to amend their complaints. The plaintiffs, James C. Roumell, Michael J. Wetta and Richard Waksman, chose to amend and on January 6, 2000 they filed a single, first amended and consolidated class action complaint, captioned In Re: Templeton Securities Litigation (Civil Action No. 98-6059).

The consolidated complaint alleges that the defendants, including the fund, committed violations of the Investment Company Act of 1940 in connection with the fund's decision to conduct a tender offer commencing at the end of 1997. Also, plaintiff Wetta asserts a claim under Maryland state law on behalf of the fund and against the other defendants. The consolidated complaint seeks damages in excess of $40 million from all defendants. Wetta's claim also seeks equitable and monetary relief from the defendants other than the fund in favor of the fund.

Management believes that this lawsuit is without merit and intends to defend this suit vigorously.

Other than as stated above, there have been no material developments in this litigation since the report made in our Form 10-K for the period ended September 30, 1999 filed with the SEC on December 21, 1999.

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

Exhibit (3)(ii)          Registrant's By-Laws incorporated by reference to
                         Exhibit 3(ii) to the Company's Form 10-K for the fiscal year ended September 30, 1999

Exhibit 12               Computations of ratios of earnings to fixed charges

Exhibit 27 Financial Data Schedule. (Filed with the Securities and Exchange Commission only.)

(b)                      Reports on Form 8-K:

         (i) Form 8-K dated October 14, 1999 reporting Year 2000 Readiness Disclosure under Item 5 "Other Events."

         (ii) Form 8-K dated October 21, 1999 reporting under Item 5 "Other Events" the filing of an earnings press release by the Registrant on October 21, 1999 and including said press release as an Exhibit under Item 7 "Financial Statements and Exhibits."

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  FRANKLIN RESOURCES, INC.
                                  Registrant.


Date:  February 14, 2000          /S/ Martin L. Flanagan

                                  MARTIN L. FLANAGAN
                                  President, Member - Office of the President and Principal Financial Officer