Form 10-Q
period 2000-03-31
FRANKLIN RESOURCES INC
filed 2000-05-15
CIK 38777

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

YES _____ NO ______

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Outstanding: 243,544,864 shares, common stock, par value $.10 per share at April 30, 2000.

PART I -FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

FRANKLIN RESOURCES, INC.
Consolidated Income Statements
Unaudited
                                       Three months ended    Six months ended
                                            March 31             March 31
(In thousands, except per share data)   2000      1999      2000         1999
--------------------------------------------------------------------------------

Operating revenues:
Investment management fees           $356,009  $322,419    $700,051    $652,789
Underwriting and distribution fees    200,133   178,406     364,376     367,010
Shareholder servicing fees             53,202    47,762     104,961      93,496
Other                                   3,182     5,484       8,805       8,455
                                     -------------------------------------------
Total operating revenues              612,526   554,071   1,178,193   1,121,750
                                     -------------------------------------------
Operating expenses:
Underwriting and distribution         176,876   153,300     320,044     316,346
Compensation and benefits             134,581   128,816     265,430     262,630
Information systems, technology
   and occupancy                       51,441    52,111     103,072     100,590
Advertising and promotion              25,895    25,393      48,440      53,631
Amortization of deferred sales
   commissions                         21,600    22,963      42,231      47,982
Amortization of intangible assets       9,283     9,283      18,566      18,656
Other                                  20,773    18,770      40,698      41,575
Restructuring charges                       -    12,315           -      58,455
                                     -------------------------------------------
Total operating expenses              440,449   422,951     838,481     899,865
                                     -------------------------------------------
Operating income                      172,077   131,120     339,712     221,885
                                     -------------------------------------------
Other income (expense):
Investment and other income            19,752    14,490      36,431      25,026
Interest expense                       (3,180)   (4,776)     (6,544)    (10,949)
                                     -------------------------------------------
Other income (expense), net            16,572     9,714      29,887      14,077
                                     -------------------------------------------

Income before taxes on income         188,649   140,834     369,599     235,962
Taxes on income                        45,275    38,363      88,703      64,999
                                     -------------------------------------------

Net income                           $143,374  $102,471    $280,896    $170,963
                                     ===========================================
Earnings per share:
     Basic                              $0.58     $0.41       $1.13       $0.68
     Diluted                            $0.58     $0.41       $1.13       $0.68

Dividends per share                     $0.06    $0.055       $0.12       $0.11

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN RESOURCES, INC.
Consolidated Balance Sheets

                                              Unaudited
                                               March 31          September 30
(In thousands)                                    2000               1999
--------------------------------------------------------------------------------

ASSETS:
Current assets:
   Cash and cash equivalents                  $1,067,985         $811,300
   Receivables:
      Sponsored investment products              229,261          225,132
      Other                                       23,795           33,178
   Investment securities, available-for-sale     210,564          392,022
   Prepaid expenses and other                     13,287           24,257

--------------------------------------------------------------------------------
      Total current assets                     1,544,892        1,485,889
--------------------------------------------------------------------------------

Banking/Finance assets:
   Cash and cash equivalents                       8,981            7,944
   Loans receivable, net                         166,183          186,185
   Investment securities, available-for-sale      21,487           20,484
   Other                                           2,769            3,165

--------------------------------------------------------------------------------
      Total banking/finance assets               199,420          217,778
--------------------------------------------------------------------------------

Other assets:
   Deferred sales commissions                     85,550          103,289
   Property and equipment, net                   430,540          416,395
   Intangible assets, net                      1,184,212        1,202,777
   Receivable from banking/finance group          78,812          107,148
   Other                                         138,063          133,514


--------------------------------------------------------------------------------
      Total other assets                       1,917,177        1,963,123
--------------------------------------------------------------------------------

       Total assets                           $3,661,489       $3,666,790
================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN RESOURCES, INC.
Consolidated Balance Sheets
                                             Unaudited
                                             March 31           September 30
(In thousands except share data)                2000                1999
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Compensation and benefits                 $119,833             $162,842
   Current maturities of long-term debt        59,097              108,985
   Accounts payable and accrued expenses       66,963               80,966
   Commissions                                 66,181               61,971
   Income taxes                                43,710               57,968
   Other                                        9,639               13,758
--------------------------------------------------------------------------------
      Total current liabilities               365,423              486,490
--------------------------------------------------------------------------------

Banking/finance liabilities:
   Payable to Parent                           78,812             107,148
   Deposits                                    55,553              58,216
   Other                                       15,836              11,042
--------------------------------------------------------------------------------
      Total banking/finance liabilities       150,201             176,406
--------------------------------------------------------------------------------

Other liabilities:
   Long-term debt                             381,241             294,260
   Other                                       56,453              52,640
--------------------------------------------------------------------------------
      Total other liabilities                 437,694             346,900
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
       Total liabilities                      953,318           1,009,796
--------------------------------------------------------------------------------

Stockholders' equity:
  Preferred stock, $1.00 par value,
  1,000,000 shares authorized;
  none issued                                       -                   -

  Common stock, $.10 par value,
  500,000,000 sharesauthorized; 243,553,681 and
  251,006,541 shares issued and outstanding,
  for March and September, respectively        24,355              25,101

  Capital in excess of par value                    -              69,631
  Retained earnings                         2,673,329           2,566,048
  Other                                       (4,204)             (3,532)
  Accumulated other comprehensive income       14,691               (254)
--------------------------------------------------------------------------------
      Total stockholders' equity            2,708,171           2,656,994
--------------------------------------------------------------------------------
      Total liabilities and
        stockholders' equity               $3,661,489          $3,666,790
================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN RESOURCES, INC.
Consolidated Statements of Cash Flows
Unaudited                                                   Six months ended
                                                                 March 31
(In thousands)                                               2000       1999
--------------------------------------------------------------------------------
Net income                                               $280,896     $170,963

Adjustments to reconcile net income to net cash
     provided by operating activities:
Decrease (increase) in receivables, prepaid expenses
 and other current assets                                   5,938      (32,448)
Advances of deferred sales commissions                    (24,491)     (28,935)
(Decrease) increase in restructuring liabilities           (2,564)      24,703
Increase in other current liabilities                       2,162       12,038
Decrease in income taxes payable                          (20,030)     (34,002)
Increase in commissions payable                             4,210        2,671
Decrease in accrued compensation and benefits             (16,024)     (25,305)
Depreciation and amortization                              99,550      114,074
(Gains) losses on disposition of assets                    (1,913)       1,171
--------------------------------------------------------------------------------
Net cash provided by operating activities                 327,734      204,930
--------------------------------------------------------------------------------

Purchase of investments                                   (78,271)    (289,507)
Liquidation of investments                                279,295      482,007
Purchase of banking/finance investments                   (13,373)     (16,222)
Liquidation of banking/finance investments                 12,342       21,146
Proceeds from securitization of loans receivable          123,048            -
Net origination of loans receivable                      (102,602)     (51,726)
Purchase of property and equipment                        (51,224)     (47,839)
Other                                                            -       2,635
--------------------------------------------------------------------------------
Net cash provided by investing activities                  169,215     100,494
--------------------------------------------------------------------------------

Decrease in bank deposits                                  (2,663)   (22,270)
Exercise of common stock options                              378        476
Dividends paid on common stock                            (28,725)   (26,473)
Purchase of stock                                        (249,395)   (23,459)
Issuance of debt                                          312,802     40,030
Payments on debt                                         (271,624)  (198,451)
--------------------------------------------------------------------------------
Net cash used in financing activities                    (239,227)  (230,147)
--------------------------------------------------------------------------------
Increase in cash and cash equivalents                     257,722     75,277
Cash and cash equivalents, beginning of  period           819,244    556,043
--------------------------------------------------------------------------------
Cash and cash equivalents, end of period               $1,076,966   $631,320
--------------------------------------------------------------------------------

Supplemental disclosure of non-cash information:
    Value of common stock issued,
    principally restricted stock                          $29,229    $33,014

The accompanying notes are an integral part of these consolidated financial statements.

                              FRANKLIN RESOURCES, INC.
                    Notes to Consolidated Financial Statements
                                 March 31, 2000
                                   (Unaudited)

1.    Basis of Presentation
     ----------------------
We have prepared these unaudited interim financial statements of Franklin Resources, Inc. and its consolidated subsidiaries ("Franklin Templeton") in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles pursuant to such rules and regulations. In our opinion, all appropriate adjustments necessary to a fair presentation of the results of operations have been made for the periods shown. All adjustments are of a normal recurring nature. You should read these financial statements in conjunction with our audited financial statements for the fiscal year ended September 30, 1999.

2.   Restructuring
     -------------
In December 1998, we adopted a restructuring plan estimated to cost approximately $58.4 million and designed to reduce costs, improve service levels and reprioritize our business activities. Substantially all of the total estimated charges were utilized at March 31, 2000.

3.   Debt
     ----
At March 31, 2000, we had interest-rate swap agreements, maturing through October 2000, that effectively fix interest rates on $90 million of commercial paper. The fixed rates of interest range from 6.36% to 6.64%. At March 31, 2000, our overall weighted average interest rate on outstanding commercial paper and medium-term notes was 6.1%. Through our interest-rate swap agreements and medium-term note program, we have effectively fixed the rate of interest we pay on 55% of debt outstanding at March 31, 2000.

4.   Comprehensive Income
     --------------------
Comprehensive income for the three- and six-month periods ended March 31, 2000 was as follows:


                                       Three months ended      Six months ended
                                            March 31                March 31
 (In thousands)                        2000     1999           2000       1999
 -------------------------------------------------------------------------------

 Net income                        $143,374   $102,471       $280,896   $170,963
 Net unrealized gain on
    available-for-sale securities     5,424      4,863         18,683     10,392
 Foreign currency translation
    adjustments                     (5,696)    (2,099)        (3,738)      1,026
 ===============================================================================
 Comprehensive income              $143,102   $105,235       $295,841   $182,381
 ===============================================================================

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

Financial information for our two operating segments for the three- and six-month periods ended March 31, 2000 and 1999 is presented in the table below. Operating revenues of the banking/finance segment are reported net of interest expense.

                             Three months ended               Six months ended
                                  March 31                        March 31
(In thousands)               2000           1999           2000            1999
--------------------------------------------------------------------------------

Operating revenues:
Investment management     $609,357       $549,097     $1,170,420      $1,114,261
Banking/finance              3,169          4,974          7,773           7,489
--------------------------------------------------------------------------------
Company Totals            $612,526       $554,071     $1,178,193      $1,121,750

Income before taxes:
Investment management     $189,949       $139,485       $370,034        $235,737
Banking/finance             (1,300)         1,349           (435)            225
--------------------------------------------------------------------------------
Company Totals            $188,649       $140,834       $369,599        $235,962
================================================================================

Operating segment assets were as follows:

(In thousands)                          March 31, 2000        September 30, 1999
--------------------------------------------------------------------------------
Investment management                       $3,462,069                $3,449,012
Banking/finance                                199,420                   217,778
--------------------------------------------------------------------------------
Company Totals                              $3,661,489                $3,666,790
================================================================================

6.   Earnings per share
     ------------------

 Earnings per share were computed as follows:

                                      Three months ended       Six months ended
                                           March 31                 March 31
(In thousands except per share
   amounts)                           2000          1999        2000        1999
--------------------------------------------------------------------------------

Net income                         $143,374      $102,471     $280,896  $170,963
================================================================================

Weighted-average shares
    outstanding - basic             246,826       252,189      248,629   252,025
Incremental shares from assumed
   conversions                          172           390          163       779
--------------------------------------------------------------------------------
Weighted-average shares
   outstanding -diluted             246,998       252,579      248,792   252,804
================================================================================

Earnings per share:
   Basic                              $0.58         $0.41        $1.13     $0.68
   Diluted                            $0.58         $0.41        $1.13     $0.68


7.    Stock repurchases
     ------------------

During the current fiscal year, we continued our policy of repurchasing shares of our common stock in the market. During the three-month period ended March 31, 2000, we repurchased 5.2 million shares at a cost of $151.0 million. During the six-month period ended March 31, 2000, we repurchased 8.4 million shares at a cost of $249.4 million. These repurchases were partially offset by the issuance of approximately 0.9 million shares primarily during the first quarter of fiscal 2000 for the company's restricted stock and employee stock purchase plans.

8.    Securitization of loans receivable
     -----------------------------------

In March 2000, we sold auto loans receivable with a net book value of $124.9 million to a securitization trust. The sale proceeds of this securitization were $123.1 million. Loss from the sale of these assets was not material. Significant assumptions used in determining the loss were an excess cash flow discount rate of 12% and a cumulative credit loss rate of 3.66%.

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

ASSETS UNDER MANAGEMENT
                                                       March 31     March 31
(In billions)                                              2000         1999
--------------------------------------------------------------------------------

Equity:
   Global/international                                  $106.2        $91.4
   Domestic                                                49.3         37.4
--------------------------------------------------------------------------------
      Total equity                                        155.5        128.8
--------------------------------------------------------------------------------

Hybrid Funds                                                9.0         10.7

Fixed-income:
  Tax-free                                                 44.6         51.6
  Taxable:
     Domestic                                              15.0         16.1
     Global/international                                   3.6          4.0
--------------------------------------------------------------------------------
      Total fixed-income                                   63.2         71.7
--------------------------------------------------------------------------------

Money funds                                                 5.7          4.8

--------------------------------------------------------------------------------
Total end of period                                      $233.4       $216.0
================================================================================
Simple monthly average for the three-month period <F1>   $231.0       $216.4
--------------------------------------------------------------------------------
Simple monthly average for the six-month period<F1>      $226.5       $216.2
================================================================================

<F1>Investment  management  fees  from  approximately  60% of our  assets  under management are calculated using a daily average.

Total assets under management at March 31, 2000 increased $17.4 billion (8%) from a year ago. Most of these increases were in equity products. During the three- and six- month periods ended March 31, 2000 and 1999, market appreciation has offset net redemptions in our sponsored investment products. Despite continued net redemptions, sales of our sponsored investment products increased in both periods compared to the same periods a year ago.

Equity assets now comprise 67% of total assets under management as compared to 60% at March 31, 1999. Fixed income funds now comprise 27% of total assets under management as compared to 33% at March 31, 1999.

 RESULTS OF OPERATIONS

                            Three months ended       Six months ended
                                March 31                 March 31
                             2000    1999   Change    2000      1999    Change
--------------------------------------------------------------------------------
 Net income (millions)      $143.4   $102.5   40%     $280.9    $171.0
 Earnings per share
     Basic                   $0.58    $0.41   41%      $1.13     $0.68     66%
     Diluted                 $0.58    $0.41   41%       1.13     $0.68     66%
    Without restructuring
        charge               $0.58    $0.45   29%      $1.13     $0.85     33%
Operating margin
     As reported               28%      24%              29%       20%
      Without restructuring
        charge                 28%      26%              29%       25%
EBITDA margin<F2>
     As reported               35%      30%              36%       26%
     Without restructuring
        charge                 35%      32%              36%       31%
--------------------------------------------------------------------------------

<F2> EBITDA margin is earnings before  interest,  taxes on income,  depreciation and the amortization of intangibles (not including amortization of deferred sales commission) divided by total revenues.

Net income during the three- and six-month periods ended March 31, 2000 increased compared to the same periods last year, as a result of increased investment management fees from increased average assets under management as well as a restructuring charge in 1999. During the three- and six- month periods ended March 31, 2000, both the operating and EBITDA margins without restructuring charges increased primarily due to increased operating revenues.

Operating revenues

                            Three months ended            Six months ended
                                March 31                      March 31
(In millions)              2000     1999     Change     2000       1999   Change
--------------------------------------------------------------------------------
Investment management
   fees                   $356.0   $322.4      10%     $700.0     $652.8      7%
Underwriting and
   distribution fees       200.1    178.4      12%      364.4      367.0    (1)%
Shareholder
   servicing fees           53.2     47.8      11%      105.0       93.5     12%
Other, net                   3.2      5.5    (42)%        8.8        8.5      4%
================================================================================
Total operating revenues  $612.5   $554.1      11%   $1,178.2   $1,121.8      5%
================================================================================

Investment management fees, the largest component of our operating revenues, include both investment advisory and fund administration fees. These fees are generally calculated under fixed-fee arrangements as a percentage of the value of assets under management. In return for these fees, we provide investment advisory and administrative services to our sponsored investment products. There have been no significant changes in these fee structures for the funds and accounts that we manage in the periods under review.

Investment management fees during the three- and six-month periods ended March 31, 2000 increased 10% and 7% over the same periods last year. This increase was mainly due to the increases in both the simple monthly average and daily average assets under management between these periods, and a shift in our asset mix toward higher fee equity products. This shift toward equity products led to an increase in our effective investment management fee rate (investment management fees divided by simple monthly average assets under management) in the quarter ended March 31, 2000 to 0.62% compared to 0.60% in the same period last year.

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

Underwriting and distribution fees during the three- and six-month periods ended March 31, 2000 increased 12% and decreased 1% over the same periods last year. Both the three- and six-month periods experienced increased mutual fund sales and average assets under management. This was offset by a decrease in commissionable sales, principally of Class A retail mutual fund shares, which led to reduced sales margins. Distribution fees during both the three- and six-month periods increased primarily due to increased average assets under management.

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

Shareholder servicing fees increased 11% and 12% respectively, from the same three- and six-month periods in 1999. This was due to increased fees from funds whose servicing fees are based on assets under management and increases in the per account charge.

Other, net consists primarily of revenues from the banking/finance operating segment:

- Operating revenues, consisting primarily of interest and servicing income
- Interest expense, and
- Provision for loan losses.

Other, net decreased $2.3 million and increased $0.3 million during the three- and six- month periods ended March 31, 2000 compared with the same periods a year ago. Securitization of auto loans took place in March 2000. As a result, banking/finance revenues decreased in the current three-month period. The provision for loan losses remained relatively stable in the current quarter as compared to the same periods a year ago.

Operating expenses

                                 Three months ended       Six months ended
                                    March 31                  March 31
(In millions)                    2000    1999   Change      2000   1999   Change
--------------------------------------------------------------------------------
Underwriting and distribution   $176.8  $153.3    15%     $320.0   $316.3    1%
Compensation and benefits        134.6   128.8     5%      265.4    262.6    1%
Information systems,
    technology and occupancy      51.4    52.1    (1)%     103.1    100.6    2%
Advertising and promotion         25.9    25.4     2%       48.5     53.6  (10)%
Amortization of deferred sales
    commissions                   21.6    23.0    (6)%      42.2     48.0  (12)%
Amortization of intangible
    assets                         9.3     9.3      -       18.6     18.7   (1)%
Other                             20.8    18.8    11%       40.7     41.7   (2)%
Restructuring charges               -     12.3      -         -      58.4    -
--------------------------------------------------------------------------------
   Total operating expenses     $440.4  $423.0     4%     $838.5   $899.9   (7)%
================================================================================

Underwriting and distribution includes sales commissions and distribution fees paid to brokers and other third-party intermediaries. The increases in underwriting and distribution expenses were consistent with the increases in mutual fund sales and average assets under management during the three- and six-month periods.

Compensation and benefits increased 5% and 1%, respectively, from the same three- and six-month periods in 1999, primarily due to annual salary increases awarded in October 1999, partially offset by a decrease of 13% in the number of employees as of March 31, 2000 as compared to March 31, 1999. In order to hire and retain our key employees in the current low unemployment labor market, we are committed to keeping our salaries and benefit packages competitive, which means that the level of compensation and benefits may increase more quickly than our revenues.

Information systems, technology and occupancy costs decreased slightly and increased 2% over the same three- and six-month periods in 1999. This was due primarily to an increase in large projects subject to capitalization and a reduction in Year 2000 efforts, which were expensed as incurred. During the past six months, we have embarked on a number of significant systems projects and successfully transitioned to the Year 2000. We are also developing e-business strategies to improve our service levels and productivity. We expect that such major systems undertakings will continue to have an impact on our overall expenditures through fiscal 2000 and beyond.

Advertising and promotion expenses increased 2% and decreased 10% over the same periods last year, mainly due to varying promotional activity. In the current fiscal year, we have initiated a number of campaigns to increase the visibility of our three major brand names - Franklin, Templeton and Mutual Series.

Certain fund classes are sold without a front-end sales charge to shareholders, while, at the same time, we pay a commission to selling brokers and other intermediaries. We expect to recover the payments in distribution revenues and contingent deferred sales charges over periods of up to a maximum of eight years following the sale. Accordingly, the payments are deferred and amortized over periods not exceeding eight years. Amortization of deferred sales commissions decreased 6% and 12% during the three- and six-month periods ended March 31, 2000 over the same periods last year. In the second quarter of 1999, our sponsored Canadian funds arranged for financing of their sales commissions directly with a third party. This new arrangement has contributed to the decrease in amortization levels in the periods ended March 31, 2000.

During fiscal 1999, we recognized pretax restructuring charges of $58.4 million, of which $46.1 million was recognized during first quarter, and the remaining $12.3 million during the second fiscal quarter. These charges were related to a plan announced and initiated by management in the first quarter of fiscal 1999. See Note 2 to the condensed financial statements. We do not expect to incur any incremental charges with respect to the plan during fiscal 2000.

Of the $58.4 million total restructuring charge, substantially all was utilized at March 31, 2000. The anticipated lost revenues associated with discontinued products are not expected to have a material impact on ongoing results of operations.

Other income/(expenses):
                            Three months ended                 Six months ended
                                  March 31                          March 31
(In millions)              2000     1999   Change      2000    1999     Change
--------------------------------------------------------------------------------
Investment and other
   income                  $19.8   $14.5    37%        $36.4   $25.0     46%
Interest expense           (3.2)   (4.8)   (33)%       (6.5)  (10.9)    (40)%
================================================================================
Other income/(expenses)    $16.6    $9.7    71%        $29.9   $14.1     112%
================================================================================

Investment income exceeded that earned in the prior year, due to higher average investments and realized gains. Interest expense decreased over the same periods last year, following a reduction in our average outstanding debt.



Taxes on income

Our effective income tax rate for the six months ended March 31, 2000 has decreased to 24%, compared to 28% for the same period last year. This decrease reflects the increase in the relative contributions of foreign earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income. The effective tax rate will continue to be reflective of the relative contributions of foreign earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, our assets decreased slightly to $3,661.5 million compared to $3,666.8 million at September 30, 1999. Stockholders' equity increased to $2,708.2 million compared to $2,657.0 million at September 30, 1999. Outstanding debt (long-term and short-term) increased by $37.1 million (9%) at March 31, 2000, from $403.2 million at September 30, 1999.

Cash provided by operating activities for the six months ended March 31, 2000 was $327.7 million, compared to $204.9 million in the same period last year. This increase was due mainly to higher net income in the current year. The increase in net income was due to lower operating expenses, increased revenues and a reduced effective tax rate. We sold $201.0 million of our investments in the period, net of purchases; generated net cash of $20.4 million from the sale of banking/finance loans, net of originations; and used $51.2 million to purchase property and equipment, providing $169.2 million from investing activities in the period. The net issuance of debt raised $41.2 million. We used $249.4 million in cash to purchase 8.4 million shares of common stock and paid $28.7 million of cash dividends. Overall, for the period, we used $239.2 million in cash for financing activities.

As of March 31, 2000, through our interest-rate swap agreements and medium-term note-program, we had fixed the rates of interest we pay on 55% of our outstanding debt.

We expect that the principal uses of cash will be to increase assets under management through business expansion, advance sales commissions, fund property and equipment acquisitions, purchase company stock, pay shareholder dividends and to repay and service debt. We expect to finance future increases in investment in our banking/finance activities through existing debt facilities, operating cash flows, or through the securitization of a portion of the receivables from consumer lending activities. We believe that our existing liquid assets, together with the expected continuing cash flow from operations, our borrowing capacity under current credit facilities, sales commission financing arrangement and our ability to issue stock will be sufficient to meet our present and reasonably foreseeable cash needs.

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

WE CURRENTLY RELY UPON OUR DISTRIBUTION CHANNELS. Franklin Templeton derives a significant portion of its income from sales made by broker/dealers and other intermediaries. We are heavily dependent upon these distribution channels. However, there is increasing competition for access to these channels, which has caused our distribution costs to rise and could cause further increases in the future as competition continues and service expectations increase. Higher distribution costs lower our net revenues and earnings. If one of these major intermediaries had to cease operations, even for a few days, it could have a significant adverse impact on our revenues and earnings. Similarly, Franklin Templeton relies upon these business relationships and there is no guarantee that good relations can be maintained. If we cannot effectively compete, distribute and sell our products, this would have a negative effect on our level of assets under management, related revenues and overall business and financial condition.

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

OUR CONSUMER RECEIVABLES BUSINESS IS SUBJECT TO MARKETPLACE FLUCTUATION AND COMPETES WITH BUSINESSES WITH SIGNIFICANTLY LARGER PORTFOLIOS. Auto loan and credit card portfolio losses can be influenced significantly by trends in the economy and credit markets which reduce borrowers' ability to repay loans.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, Franklin Templeton's financial position is subjected to a variety of risks, including market risk associated with interest rate movements. Franklin Templeton is exposed to changes in interest rates primarily in its debt transactions. Through its interest-rate swap agreements and its medium-term note program, Franklin Templeton has effectively fixed the rate of interest it pays on 55% of its debt outstanding at March 31, 2000. Franklin Templeton does not believe that the effect of reasonably possible near-term changes in interest rates on Franklin Templeton's financial position, results of operations or cash flow would be material.

We have considered the potential impact of the effect on the banking/finance segment of a 100 basis point (1%) movement in market interest rates and we do not expect it would have a material impact on our operating revenues or results of operations.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

We previously reported in the Form 10-Q of Franklin Templeton for the period ended December 31, 1999, filed with the SEC on February 14, 2000, that three individual plaintiffs filed a consolidated complaint in the U. S. District Court for the Southern District of Florida against Templeton Vietnam Opportunities Fund, Inc. (now known as Templeton Vietnam and Southeast Asia Fund, Inc.); Templeton Asset Management, Ltd., an indirect wholly-owned subsidiary of Franklin Resources, Inc. ("FRI") and the investment manager of the closed-end investment company; certain of the fund's officers and directors; FRI; and Templeton Worldwide, Inc., an FRI subsidiary. The plaintiffs in that action, captioned In Re: Templeton Securities Litigation (Civil Action No. 98-6059), recently moved to certify a class with respect to certain claims raised in the consolidated complaint. There have otherwise been no material developments in the litigation previously reported.

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

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Stockholders of Franklin Resources, Inc. was held at 10:00 a.m., Pacific Standard Time, on January 27, 2000 at the offices of the Company at 777 Mariners Island Boulevard, San Mateo, California.

The two proposals presented at the meeting were:

1. The election of nine (9) directors to hold office until the next Annual Meeting of Stockholders or until their successors are elected and shall qualify.

2.  The   ratification   of  the  appointment  by  the  Board  of  Directors  of
PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending September 30, 2000.



(b) Each of the nine nominees for director was elected and received the number of votes set forth below:

     Name                              For                  Against

     Harmon E. Burns                  222,967,055          2,852,850
     F. Warren Hellman                200,006,214         25,813,691
     Charles B. Johnson               222,982,728          2,837,177
     Charles E. Johnson               222,837,265          2,982,640
     Rupert H. Johnson, Jr.           222,905,956          2,913,949
     Harry O. Kline                   222,924,136          2,895,769
     James A. McCarthy                223,053,487          2,766,418
     Peter M. Sacerdote               222,844,134          2,975,771
     Louis E. Woodworth               223,066,804          2,753,101

(c) The ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending September 30, 2000, was approved by a vote of 225,105,221 shares in favor, 179,511 shares against, and 535,173 shares abstaining.

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

 Exhibit 12         Computations of ratios of earnings to fixed charges

 Exhibit 27 Financial Data Schedule. (Filed with the Securities and Exchange Commission only.)

 (b)                Reports on Form 8-K:

           (i) Form 8-K dated January 27, 2000 reporting under Item 5 "Other Events" the filing of an earnings press release by the Registrant on January 27, 2000 and including said press release as an Exhibit under Item 7 "Financial Statements and Exhibits."

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             FRANKLIN RESOURCES, INC.
                             Registrant.


Date:  May 15, 2000         /S/ Martin L. Flanagan

                             MARTIN L. FLANAGAN
                             President, Member-Office of the President, Chief Financial Officer and Chief Operating Officer