Form 10-Q
period 2000-06-30
FRANKLIN RESOURCES INC
filed 2000-08-11
CIK 38777

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
            [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                    For Quarterly Period Ended June 30, 2000

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

YES _____ NO ______

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Outstanding: 243,545,406 shares, common stock, par value $.10 per share at July 31, 2000.

PART I -FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

FRANKLIN RESOURCES, INC.
Consolidated Income Statements
Unaudited

                                         Three months ended          Nine months ended
                                               June 30                    June 30
(In thousands, except per share data)    2000          1999          2000         1999
--------------------------------------------------------------------------------------

Operating revenues:
Investment management fees           $344,805      $340,515    $1,044,856     $993,304
Underwriting and distribution fees    165,181       176,118       529,557      543,128
Shareholder servicing fees             54,143        45,376       159,104      138,872
Other, net                              4,768         4,766        13,573       13,221
                                   ---------------------------------------------------
Total operating revenues              568,897       566,775     1,747,090    1,688,525
                                   ---------------------------------------------------

Operating expenses:
Underwriting and distribution         142,684       151,353       462,728      467,699
Compensation and benefits             133,125       126,821       398,555      389,451
Information systems, technology
   and occupancy                       50,708        53,829       153,780      154,419
Advertising and promotion              25,279        26,379        73,719       80,010
Amortization of deferred sales
   commissions                         20,980        23,600        63,211       71,582
Amortization of intangible assets       9,283         9,283        27,849       27,939
Other                                  18,006        19,004        58,704       60,579
Restructuring charges                       -             -             -       58,455
                                   ---------------------------------------------------
Total operating expenses              400,065       410,269     1,238,546    1,310,134
                                   ---------------------------------------------------

Operating income                      168,832       156,506       508,544      378,391
                                   ---------------------------------------------------

Other income (expense):
Investment and other income            19,836        12,227        56,267       37,253
Interest expense                       (3,998)       (4,876)      (10,542)     (15,825)
                                   ----------------------------------------------------
Other income (expense), net            15,838         7,351        45,725       21,428
                                   ----------------------------------------------------

Income before taxes on income         184,670       163,857       554,269      399,819
Taxes on income                        44,300        40,550       133,003      105,549
                                   ---------------------------------------------------

Net income                           $140,370      $123,307      $421,266     $294,270
                                   ===================================================

Earnings per share:
     Basic                              $0.58         $0.49         $1.71        $1.17
     Diluted                            $0.58         $0.49         $1.70        $1.16

Dividends per share                     $0.06        $0.055         $0.18       $0.165

     The accompanying notes are an integral part of these consolidated financial statements.


FRANKLIN RESOURCES, INC.
Consolidated Balance Sheets

                                                Unaudited
                                                 June 30         September 30
(In thousands)                                     2000              1999
--------------------------------------------------------------------------------
ASSETS:
Current assets:
   Cash and cash equivalents                  $1,096,151             $811,300
   Receivables:
      Sponsored investment products              229,196              225,132
      Other                                       20,108               33,178
   Investment securities, available-for-sale     211,610              392,022
   Prepaid expenses and other                     17,884               24,257

--------------------------------------------------------------------------------
      Total current assets                     1,574,949            1,485,889
--------------------------------------------------------------------------------

Banking/Finance assets:
   Cash and cash equivalents                      14,538               7,944
   Loans receivable, net                         213,158             186,185
   Investment securities, available-for-sale      20,074              20,484
   Other                                           4,093               3,165

--------------------------------------------------------------------------------
      Total banking/finance assets               251,863             217,778
--------------------------------------------------------------------------------

Other assets:
   Deferred sales commissions                     84,299             103,289
   Property and equipment, net                   441,786             416,395
   Intangible assets, net                      1,174,928           1,202,777
   Receivable from banking/finance group         128,327             107,148
   Other                                         194,420             133,514

--------------------------------------------------------------------------------
      Total other assets                       2,023,760           1,963,123
--------------------------------------------------------------------------------

       Total assets                           $3,850,572          $3,666,790
================================================================================

     The accompanying notes are an integral part of these consolidated financial statements.


FRANKLIN RESOURCES, INC.
Consolidated Balance Sheets
                                                Unaudited
                                                 June 30         September 30
(In thousands except share data)                   2000              1999
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Compensation and benefits                    $155,628            $162,842
   Current maturities of long-term debt           68,913             108,985
   Accounts payable and accrued expenses          63,609              80,966
   Commissions                                    66,941              61,971
   Income taxes                                   55,224              57,968
   Other                                           8,187              13,758
--------------------------------------------------------------------------------
      Total current liabilities                  418,502             486,490
--------------------------------------------------------------------------------

Banking/finance liabilities:
   Payable to Parent                             128,327             107,148
   Deposits                                       57,044              58,216
   Other                                          13,546              11,042
--------------------------------------------------------------------------------
      Total banking/finance liabilities          198,917             176,406
--------------------------------------------------------------------------------

Other liabilities:
   Long-term debt                                334,530             294,260
   Other                                          68,248              52,640
--------------------------------------------------------------------------------
      Total other liabilities                    402,778             346,900
--------------------------------------------------------------------------------

-----------------------------------------------------------------------------
       Total liabilities                       1,020,197           1,009,796
-----------------------------------------------------------------------------

Stockholders' equity:
   Preferred stock, $1.00 par value,
   1,000,000 shares authorized; none issued            -                   -

   Common stock, $.10 par value, 500,000,000
   shares authorized; 243,548,679 and
   251,006,541 shares issued and outstanding,
   for June and September, respectively           24,355              25,101

   Capital in excess of par value                      -              69,631
   Retained earnings                           2,799,334           2,566,048
   Other                                          (4,014)             (3,532)
   Accumulated other comprehensive income         10,700                (254)
--------------------------------------------------------------------------------
      Total stockholders' equity               2,830,375           2,656,994
--------------------------------------------------------------------------------

      Total liabilities and stockholders'
          equity                              $3,850,572          $3,666,790
================================================================================

     The accompanying notes are an integral part of these consolidated financial statements.


FRANKLIN RESOURCES, INC.
Consolidated Statements of Cash Flows
Unaudited                                             Nine months ended
                                                           June 30
(In thousands)                                         2000        1999
--------------------------------------------------------------------------------
Net income                                           $421,266    $294,270

Adjustments to reconcile net income to net cash
  provided by operating activities:
Increase in receivables, prepaid expenses
  and other current assets                            (11,176)    (73,857)
Advances of deferred sales commissions                (44,220)    (55,269)
(Decrease) increase in restructuring liabilities       (2,564)     28,948
Increase in other current liabilities                   3,441      40,156
Decrease in income taxes payable                       (8,517)    (10,529)
Increase in commissions payable                         4,971       6,069
Increase in accrued compensation and benefits          19,806       6,938
Depreciation and amortization                         148,893     149,978
(Gains) losses on disposition of assets                (4,347)        685
--------------------------------------------------------------------------------
Net cash provided by operating activities             527,553     387,389
--------------------------------------------------------------------------------

Purchase of investments                              (136,192)   (555,826)
Liquidation of investments                            294,126     663,903
Purchase of banking/finance investments               (18,996)    (19,967)
Liquidation of banking/finance investments             19,383      21,931
Proceeds from securitization of loans receivable      123,048     106,375
Net origination of loans receivable                  (150,134)    (87,317)
Purchase of property and equipment                    (80,824)    (92,209)
Other                                                       -       2,635
--------------------------------------------------------------------------------
Net cash provided by investing activities              50,411      39,525
--------------------------------------------------------------------------------

Decrease in bank deposits                              (1,172)    (24,230)
Exercise of common stock options                          390       1,095
Dividends paid on common stock                        (43,340)    (40,337)
Purchase of stock                                    (249,547)    (24,434)
Issuance of debt                                      394,718      45,430
Payments on debt                                     (387,568)   (197,905)
---------------------------------------------------------------------------
Net cash used in financing activities                (286,519)   (240,381)
---------------------------------------------------------------------------
Increase in cash and cash equivalents                 291,445     186,533
Cash and cash equivalents, beginning of period        819,244     556,043
---------------------------------------------------------------------------
Cash and cash equivalents, end of period           $1,110,689    $742,576
---------------------------------------------------------------------------

Supplemental disclosure of non-cash information:
  Value of common stock issued, principally
     restricted stock                                 $29,833     $33,567

     The accompanying notes are an integral part of these consolidated financial statements.

                            FRANKLIN RESOURCES, INC.
                Notes to Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)

1.  Basis of Presentation

   We have prepared these unaudited interim financial statements of Franklin Resources, Inc. and its consolidated subsidiaries ("Franklin Templeton Investments") in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles pursuant to such rules and regulations. In our opinion, all appropriate adjustments necessary to a fair presentation of the results of operations have been made for the periods shown. All adjustments are of a normal recurring nature. You should read these financial statements in conjunction with our audited financial statements for the fiscal year ended September 30, 1999.

2.  Restructuring

   In December 1998, we adopted a restructuring plan estimated to cost approximately $58.4 million and designed to reduce costs, improve service levels and reprioritize our business activities. All of the total estimated charges were utilized at June 30, 2000.

3.  Debt

   At June 30, 2000, we had interest-rate swap agreements, maturing through October 2000, that effectively fix interest rates on $90 million of commercial paper. The fixed rates of interest range from 6.36% to 6.64%. At June 30, 2000, our overall weighted average interest rate on outstanding commercial paper and medium-term notes was 6.56%. Through our interest-rate swap agreements, medium-term note program and other fixed-rate debt, we have effectively fixed the rate of interest we pay on 44% of debt outstanding at June 30, 2000.

4.  Comprehensive Income

   Comprehensive income for the three- and nine-month periods ended June 30, 2000 was as follows:

                                         Three months ended      Nine months ended
                                               June 30                June 30
    (In thousands)                           2000      1999       2000      1999
    ----------------------------------------------------------------------------
    Net income                           $140,370  $123,307   $421,266  $294,270
    Net unrealized (loss) gain on
      available-for-sale securities        (2,943)    6,919     15,739    17,311
    Foreign currency translation
      adjustments and other                (1,048)    2,703     (4,785)    3,729
    ============================================================================
    Comprehensive income                 $136,379  $132,929   $432,220  $315,310
    ============================================================================

5.  Segment information

   Franklin Templeton Investments has two operating segments: investment management and banking/finance. The investment management segment derives substantially all of its revenues and net income from providing investment advisory, fund administration, distribution and related services to our sponsored investment products. The banking/finance segment offers consumer lending and selected retail banking services to individuals.

   Financial information for our two operating segments for the three- and nine- month periods ended June 30, 2000 and 1999 is presented in the table below. Operating revenues of the banking/finance segment are reported net of interest expense and provision for loan losses.

                                Three months ended      Nine months ended
                                     June 30                 June 30
    (In thousands)                  2000      1999       2000      1999
    ---------------------------------------------------------------------

    Operating revenues:
    Investment management       $564,093  $562,397  $1,734,513 $1,676,658
    Banking/finance                4,804     4,378      12,577     11,867
    ---------------------------------------------------------------------
    Company Totals              $568,897  $566,775  $1,747,090 $1,688,525

    Income before taxes:
    Investment management       $184,753  $162,764    $554,787   $398,501
    Banking/finance                  (83)    1,093        (518)     1,318
    =====================================================================
    Company Totals              $184,670  $163,857    $554,269   $399,819
    =====================================================================

    Operating segment assets were as follows:

    (In thousands)                   June 30, 2000   September 30, 1999
    ---------------------------------------------------------------------
    Investment management               $3,598,709           $3,449,012
    Banking/finance                        251,863              217,778
    =====================================================================
    Company Totals                      $3,850,572           $3,666,790
    =====================================================================

6.  Earnings per share

    Earnings per share were computed as follows:

                                     Three months ended     Nine months ended
                                           June 30               June 30
     (In thousands except per share
        amounts)                         2000       1999       2000       1999
    ----------------------------------------------------------------------------

    Net income                       $140,370   $123,307   $421,266   $294,270
    ============================================================================

    Weighted-average shares
        outstanding - basic           243,542    252,103    246,933    252,161

    Incremental shares from assumed
        conversions                       199        492        188        524
    ============================================================================
    Weighted-average shares
      outstanding - diluted           243,741    252,595    247,121    252,685
    ============================================================================

    Earnings per share:
       Basic                            $0.58      $0.49      $1.71      $1.17
       Diluted                          $0.58      $0.49      $1.70      $1.16


7.  Stock repurchases

   During the current fiscal year, we continued our policy of repurchasing shares of our common stock in the market. During the nine-month period ended June 30, 2000, we repurchased 8.4 million shares at a cost of $249.5 million. These repurchases were partially offset by the issuance of approximately 0.9 million shares primarily during the first quarter of fiscal 2000 for the company's restricted stock and employee stock purchase plans.

8.  Subsequent event - sale of property

   On July 11, 2000, we finalized the sale of our 60% interest in our current headquarters in San Mateo, California to an independent third party. The total purchase price for the property was $80.0 million of which approximately $22.0 million was applied toward the payment of an outstanding loan secured by the property. We received proceeds from the sale of approximately $34.0 million, net of closing costs and will record a gain on sale of approximately $32.8 million, net of the write-off of certain leasehold improvements on the property. We will recognize this gain over a 12-month period ending July 31, 2001, the anticipated period over which we have agreed to leaseback the property pending completion of construction of our new corporate headquarters in San Mateo, California.

9.  Subsequent events - Acquisitions and investments

   On July 26, 2000, we announced an offer to acquire all of the issued and outstanding shares of Bissett & Associates Investment Management Ltd ("Bissett"), a Canadian asset management company. The all cash transaction is valued at approximately $98 million. The offer has the unanimous support of the board of directors of Bissett, and stockholders holding approximately 67% of the outstanding Bissett shares have agreed to tender their shares into the offer. It is expected that the transaction will be completed in October, 2000.

   On July 22, 2000, we purchased all of the remaining outstanding shares of a Korean asset management company in which we formerly held a 44% interest. The purchase price for the shares was approximately $20 million.

   On August 1, 2000, we entered into an agreement with Nedcor Investment Bank Holdings, Ltd., a South African company, to form Franklin Templeton NIB Asset Management ("FTNIB"). We contributed cash and other assets with a value of approximately $27 million to the venture in return for a 50% ownership interest in FTNIB.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 FORWARD-LOOKING STATEMENTS

 In this section, we discuss our results of operations and our financial condition. We also make some statements relating to the future, which are called "forward-looking" statements. Although we do our best to make clear and accurate forward-looking statements, the actual results and outcomes could be significantly different from those that we discuss in this document. For this reason, you should not rely too heavily on these forward-looking statements. We encourage you to look at the "Risk Factors" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 21, 1999.

 GENERAL

 The majority of our operating revenues, operating expenses and net income are derived from providing investment advisory and related services to retail mutual funds, institutional and private accounts and other investment products. This is our primary business activity and operating segment.

 Our sponsored investment products include a broad range of domestic and global/international equity, fixed-income and money market mutual funds, as well as other investment products that meet a wide variety of investment needs of individuals and institutions.

  ASSETS UNDER MANAGEMENT
                                                June 30          June 30
  (In billions)                                    2000             1999
  ---------------------------------------------------------------------------

  Equity:
     Global/international                        $103.6           $102.0
     Domestic                                      49.6             40.4
  ---------------------------------------------------------------------------
        Total equity                              153.2            142.4
  ---------------------------------------------------------------------------

  Hybrid Funds                                      8.9             10.8

  Fixed-income:
    Tax-free                                       43.8             50.0
    Taxable:
       Domestic                                    15.3             15.9
       Global/international                         3.5              3.9
  ---------------------------------------------------------------------------
        Total fixed-income                         62.6             69.8
  ---------------------------------------------------------------------------

  Money funds                                       5.2              4.7

  ===========================================================================
  Total end of period                            $229.9           $227.7
  ===========================================================================
  Simple monthly average for the
     three-month period (1)                      $228.0           $223.6
  ---------------------------------------------------------------------------
  Simple monthly average for the
     nine-month period(1)                        $226.4           $219.3
  ===========================================================================

(1)Investment management fees from approximately 60% of our assets under management are calculated using a daily average.

 Total assets under management at June 30, 2000 increased $2.2 billion (1%) from a year ago. This increase was largely caused by market appreciation in equity products offset by decreases in fixed-income products from net redemptions. Despite continued net redemptions, sales of our sponsored investment products increased in both periods compared to the same periods a year ago.

 Equity assets now comprise 67% of total assets under management as compared to 63% at June 30, 1999. Fixed income funds now comprise 27% of total assets under management as compared to 31% at June 30, 1999.

 RESULTS OF OPERATIONS

                              Three months ended          Nine months ended
                                    June 30                  June 30
                                 2000     1999    Change    2000    1999  Change
--------------------------------------------------------------------------------
 Net income (millions)         $140.4   $123.3     14%    $421.3  $294.3    43%
 Earnings per share
    Basic                       $0.58    $0.49     18%     $1.71   $1.17    46%
    Diluted                     $0.58    $0.49     18%     $1.70   $1.16    47%
 Operating margin
    As reported                   30%      28%               29%     22%
    Without restructuring change  30%      28%               29%     26%
EBITDA margin(1)
     As reported                  37%      34%               36%     29%
     Without restructuring change 37%      34%               36%     32%
--------------------------------------------------------------------------------

(1) EBITDA margin is earnings before interest, taxes on income, depreciation and the amortization of intangibles (not including amortization of deferred sales commission) divided by total revenues.

 Net income during the three-month period ended June 30, 2000 increased compared to the same period last year as a result of reduced operating expenses and increased investment income. Net income during the nine-month period ended June 30, 2000 increased compared to the same period last year as a result of increased investment management fees from increased average assets under management and as a result of a restructuring charge taken in the first two fiscal quarters of 1999. During the three- and nine- month periods ended June 30, 2000, both the operating and EBITDA margins without restructuring charges increased primarily due to increased operating revenues and reduced operating expenses.

 Operating revenues

                            Three months ended           Nine months ended
                               June 30                       June 30
(In millions)              2000      1999    Change     2000        1999  Change
--------------------------------------------------------------------------------
Investment management
  fees                    $344.8    $340.5       1%   $1,044.8     $993.3     5%
Underwriting and
  distribution fees        165.2     176.1     (6)%      529.6      543.1   (2)%
Shareholder servicing
  fees                      54.1      45.4      19%      159.1      138.9    15%
Other, net                   4.8       4.8        -       13.6       13.2     3%
================================================================================
Total operating revenues  $568.9    $566.8        -   $1,747.1   $1,688.5     3%
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

Investment management fees during the three-month period ended June 30, 2000 remained relatively constant compared to the same period last year. Investment management fees during the nine-month period ended June 30, 2000 increased 5% over the same period last year. This increase was mainly due to the increases in both the simple monthly average and daily average assets under management between these periods, and a shift in our asset mix toward higher fee equity products.

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

Underwriting and distribution fees during the three- and nine-month periods ended June 30, 2000 decreased 6% and 2% over the same periods last year, due to reduced commissions on the sale of mutual fund products. Although both the three- and nine-month periods experienced increased product sales, there was a decrease in commissionable sales, which led to reduced sales margins. Distribution fees during both the three- and nine-month periods increased primarily due to increased average assets under management.

Shareholder servicing fees are primarily fixed charges per shareholder account that vary with the particular type of fund and the service being rendered. For certain products, particularly outside the U.S. and Canada, shareholder-servicing fees are calculated as a percentage of assets under management. Fees are received as compensation for providing transfer agency services, which include providing customer statements, transaction processing, customer service and tax reporting. In accordance with current agreements with most U.S. funds, closed accounts in a given calendar year remain billable through the second quarter of the following calendar year at a reduced rate.

Shareholder servicing fees increased 19% and 15% respectively, from the same three- and nine-month periods in 1999. This was due to increased fees from funds whose servicing fees are based on assets under management and increases in the per account charge, partially offset by a decrease in the number of billable accounts.

Other, net consists primarily of revenues from the banking/finance-operating segment:

     * Operating revenues, consisting primarily of interest and servicing income
     * Interest expense, and
     * Provision for loan losses.

Other, net remained relatively constant during the three- and nine- month periods ended June 30, 2000 compared with the same periods a year ago.

Operating expenses

                                Three months ended           Nine months ended
                                     June 30                      June 30
(In millions)                   2000    1999  Change      2000      1999  Change
--------------------------------------------------------------------------------
Underwriting and distribution  $142.7  $151.4   (6)%    $462.7    $467.7   (1)%
Compensation and benefits       133.1   126.8     5%     398.6     389.4     2%
Information systems,
   technology and occupancy      50.7    53.8   (6)%     153.8     154.4     -
Advertising and promotion        25.3    26.4   (4)%      73.7      80.0   (8)%
Amortization of deferred sales
   commissions                   21.0    23.6  (11)%      63.2      71.6  (12)%
Amortization of intangible
   assets                         9.3     9.3    -        27.8      27.9     -
Other                            18.0    19.0   (5)%      58.7      60.7   (3)%
Restructuring charges               -       -    -           -      58.4     -
--------------------------------------------------------------------------------
   Total operating expenses    $400.1  $410.3   (2)%  $1,238.5  $1,310.1   (5)%
================================================================================

Underwriting and distribution includes sales commissions and distribution fees paid to brokers and other third-party intermediaries. The decreases in underwriting and distribution expenses were consistent with the decreases in commissionable sales of mutual fund sales during the three- and nine-month periods.

Compensation and benefits increased 5% and 2%, respectively, from the same three- and nine-month periods in 1999. The increases due to annual salary increases awarded in October 1999, were partially offset by a decrease in the average number of employees during the three- and nine-month periods ended June 30, 2000 as compared to June 30, 1999. The number of employees at June 30, 2000 was approximately 6,500 as compared to approximately 6,800 at the same time last year. In order to hire and retain our key employees in the current low unemployment labor market, we are committed to keeping our salaries and benefit packages competitive, which means that the level of compensation and benefits may increase more quickly than our revenues.

Information systems, technology and occupancy costs decreased 6% in the three-month period and remained constant in the nine-month period as compared to the same three- and nine-month periods in 1999. These trends were primarily the result of an increase in large projects subject to capitalization and of a decrease in costs associated with Year 2000 efforts. During the past nine months, we have embarked on a number of significant systems projects and successfully transitioned to the Year 2000. We are also developing e-business strategies to improve our service levels and productivity. We expect that such major systems undertakings will continue to have an impact on our overall expenditures through fiscal 2000 and beyond. During the three- and nine-month periods under review we capitalized information systems and technology costs of $22.5 million and $50.5 million, respectively, compared to $10.3 million and $33.9 million in the same periods a year ago.

Advertising and promotion expenses decreased 4% and 8%, respectively over the same periods last year, mainly due to decreased promotional activity. In the current fiscal year, we have initiated a number of campaigns to increase the visibility of our three major Franklin Templeton Investement brand names - Franklin, Templeton and Mutual Series. These costs have been offset by reductions in costs associated with printing marketing materials.

Certain fund classes are sold without a front-end sales charge to shareholders, while, at the same time, we pay a commission to selling brokers and other intermediaries. We expect to recover the payments in distribution revenues and contingent deferred sales charges over periods of up to a maximum of eight years following the sale. Accordingly, the payments are deferred and amortized over periods not exceeding eight years. Amortization of deferred sales commissions decreased 11% and 12% during the three- and nine-month periods ended June 30, 2000 over the same periods last year. In the second quarter of 1999, our sponsored Canadian funds arranged for financing of their sales commissions directly with a third party. As a result of this new arrangement, Canadian deferred sales commissions are no longer recorded on our balance sheet. Also, this new arrangement has resulted in decreased amortization levels in the periods under review.

During fiscal 1999, we recognized pretax restructuring charges of $58.4 million during the first and second fiscal quarters. These charges were related to a plan announced and initiated by management in the first quarter of fiscal 1999. See Note 2 to the condensed financial statements. We do not expect to incur any incremental charges with respect to this plan.

All of the $58.4 million total restructuring charge was utilized at June 30, 2000. The anticipated lost revenues associated with discontinued products are not expected to have a material impact on ongoing results of operations.

Other income/(expenses):
                                 Three months ended         Nine months ended
                                      June 30                   June 30
(In millions)                  2000     1999   Change      2000    1999   Change
--------------------------------------------------------------------------------
Investment and other income   $19.8    $12.2     62%      $56.2   $37.2     51%
Interest expense               (4.0)    (4.8)   (17)%     (10.5)  (15.8)   (34)%
================================================================================
Other income/(expenses)       $15.8     $7.4    114%      $45.7   $21.4    114%
================================================================================

Investment income exceeded that earned in the prior year, due to higher average investments and realized gains. Interest expense decreased over the same periods last year, following a reduction in our average outstanding debt.

Taxes on income

Our effective income tax rate for the nine months ended June 30, 2000 has decreased to 24% as compared to 26% for the same period last year. This decrease reflects the increase in the relative contributions of foreign earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income. The effective tax rate will continue to be reflective of the relative contributions of foreign earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, our assets increased to $3,850.6 million compared to $3,666.8 million at September 30, 1999. Stockholders' equity increased to $2,830.4 million compared to $2,657.0 million at September 30, 1999. Outstanding debt (long-term and short-term) was $403.4 million at June 30, 2000, compared to $403.2 million at September 30, 1999.

Cash provided by operating activities for the nine months ended June 30, 2000 was $527.6 million, compared to $387.4 million in the same period last year. This increase was due mainly to higher net income in the current year. The increase in net income was due to lower operating expenses, increased revenues and a reduced effective tax rate. We sold $157.9 million of our investments in the period, net of purchases; used net cash of $27.1 million from the net origination of banking/finance loans, net of sales; and used $80.8 million to purchase property and equipment, providing $50.4 million from investing activities in the period. We used $249.5 million in cash to purchase 8.4 million shares of common stock and paid $43.3 million of cash dividends. Overall, for the period, we used $286.5 million in cash for financing activities.

As of June 30, 2000, through our interest-rate swap agreements, medium-term note-program and other fixed-rate debt, we have fixed the rates of interest we pay on 44% of our outstanding debt. Interest-rate swaps of $90 million mature in October 2000. Medium-term notes of $60 million mature in March 2001. Other fixed-rate debt has various maturity dates through October 2003.

We expect that the principal uses of cash will be to increase assets under management through expansion, make strategic acquisitions, purchase company stock, advance sales commissions, fund property and equipment acquisitions, pay shareholder dividends and to repay and service debt. We expect to finance future
increases in  investment  in  our   banking/finance   activities   through
existing debt facilities, operating cash flows, or through the securitization of a portion of the receivables from consumer lending activities. We believe that our existing liquid assets, together with the expected continuing cash flow from operations, our borrowing capacity under current credit facilities, sales commission financing arrangement and our ability to issue stock will be sufficient to meet our present and reasonably foreseeable cash needs.

RISK FACTORS

Franklin Templeton Investments faces strong global competition from numerous and sometimes larger companies. We compete with numerous stock brokerage and investment banking firms, investment management companies, insurance companies, banks, online and Internet investment sites, savings and loan associations and other financial institutions. These companies also offer financial services and other investment alternatives. In recent years, there has been a trend of consolidation in the financial services industry, resulting in stronger competitors, some with greater financial resources than Franklin Templeton
Investments. There has also been a trend toward online Internet financial services. We are currently expanding our Internet e-business, but there can be no assurance that our e-business will compete effectively with other alternatives available to investors. To the extent that existing customers stop investing with us and instead invest with our competitors, or if potential customers decide to invest with other companies instead, this could cause our market share, revenues and net income to decline.

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

We currently rely upon our distribution channels. Franklin Templeton Investments derives a significant portion of its income from sales made by broker/dealers and other intermediaries. We are heavily dependent upon these distribution channels. However, there is increasing competition for access to these channels, which has caused our distribution costs to rise and could cause further increases in the future as competition continues and service expectations increase. Higher distribution costs lower our net revenues and earnings. If one of these major intermediaries had to cease operations, even for a few days, it could have a significant adverse impact on our revenues and earnings. Similarly, Franklin Templeton Investments relies upon these business relationships and there is no guarantee that good relations can be maintained. If we cannot effectively compete, distribute and sell our products, this would have a negative effect on our level of assets under management, related revenues and overall business and financial condition.

Sales of B and C share classes bring in lower revenues in the year of sale than the traditional A share class. Franklin Templeton Investments receives no or reduced sales charges at the time of an initial investment in B and C shares but still must pay or finance the related dealer commission. In most instances, Franklin Templeton Investments will realize lower operating margins on C share assets as compared to A or B share assets.

If our asset mix shifts to predominantly fixed-income, our revenues would decline. We derive higher fee revenues and income from the equity assets that we manage. A shift in our asset mix towards fixed-income products has caused in the past, and would cause in the future, a decline in our income and revenue.

We have become subject to an increased risk of asset volatility from changes in the global equity markets. As Franklin Templeton Investments' asset mix has shifted since 1992 from predominantly fixed-income to a majority of equity assets, we have become subject to an increased risk of asset volatility from changes in global equity markets. U.S. equity markets have been experiencing extraordinary returns for an unusually long period of time which, due to the cyclical nature of these markets, could decline in the future. Declines in these markets - whether in general, or in certain geographic regions or investment sectors - have caused in the past, and would cause in the future, a decline in our income and revenue.

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

General economic and securities markets fluctuations affect our business. Adverse general securities market conditions, currency fluctuations, governmental regulations and recessionary global economic conditions could lower Franklin Templeton Investments' mutual fund share sales and other financial services product sales.

An inability to meet cash needs could have a negative effect on our financial condition and business operations. Franklin Templeton Investments' ability to meet anticipated cash needs depends upon factors including our asset value, our creditworthiness as perceived by lenders and the market value of our stock. Similarly, our ability to securitize future portfolios of auto loan and credit card receivables would also be affected by the market's perception of those portfolios, finance rates offered by competitors, and the general market for private debt.

We face increased competition in hiring and retaining qualified employees. Our continued success will depend upon our ability to attract and retain qualified personnel. The competition from other companies to hire these kinds of employees has increased, particularly in certain geographic locations where the majority of our workforce is employed. We may be forced to offer compensation and benefits to these employees at a level that exceeds our revenue growth. With historically low unemployment in the United States and other nations in which we operate, qualified personnel are now moving between firms and starting their own companies with greater frequency. If Franklin Templeton Investments is not able to attract and retain these employees, our overall business condition and revenues could suffer.

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

Our consumer receivables business is subject to marketplace fluctuation and competes with businesses with significantly larger portfolios. Auto loan and credit card portfolio losses can be influenced significantly by trends in the economy and credit markets, which reduce borrowers' ability to repay loans.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, our financial position is subject to a variety of risks, including market risk associated with interest rate movements. We are exposed to changes in interest rates primarily in its debt transactions. Through its interest-rate swap agreements and its medium-term note program, we have effectively fixed the rate of interest it pays on 44% of its debt outstanding at June 30, 2000. We do not believe that the effect of reasonably possible near-term changes in interest rates on our financial position, results of operations or cash flow would be material.

We have considered the potential impact of the effect on the banking/finance segment of a 100 basis point (1%) movement in market interest rates and we do not expect it would have a material impact on our operating revenues or results of operations.

We have also considered the potential impact of the effect on our debt facilities of a 100 basis point (1%) movement in market interest rates and we do not expect it would have a material impact on our pretax income.


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

There have been no material developments in the litigation previously reported in the Form 10-Q of Franklin Templeton Investments for the period ended March 31, 2000 as filed with the SEC on May 15, 2000.

Franklin Templeton Investments is involved from time to time in litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect Franklin Templeton's business or financial position.

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

Exhibit 10 Purchase Agreement between Mariner's Island Co-Tenancy and Keynote System, Inc. dated April 25, 2000

Exhibit 12       Computations of ratios of earnings to fixed charges

Exhibit 27 Financial Data Schedule.(Filed with the Securities and Exchange Commission only.)

(b)              Reports on Form 8-K:

           (i) Form 8-K dated April 25, 2000 reporting under Item 5 "Other Events" the filing of an earnings press release by the Registrant on April 20, 2000 and including said press release as an Exhibit under Item 7 "Financial Statements and Exhibits."

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 FRANKLIN RESOURCES, INC.
                                 Registrant.


   Date:  August 11, 2000        /s/ Martin L. Flanagan
                                 -----------------------

                                 MARTIN L. FLANAGAN
                                 President, Member-Office of the President,
                                 Chief Financial Officer and Chief Operating
                                 Officer