Form 10-K
period 2000-09-30
FRANKLIN RESOURCES INC
filed 2000-12-07
CIK 38777

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 2000
                                       OR

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

Title of each class                    Name of each exchange on which registered
COMMON STOCK,PAR VALUE $.10 PER SHARE            NEW YORK STOCK EXCHANGE,
                                                 PACIFIC EXCHANGE, INC. AND
                                                 LONDON STOCK EXCHANGE

           Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $.10 PER SHARE
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for at least the past 90 days. YES  X    NO
                                                ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of $36.57 on December 1, 2000 on the New York Stock Exchange was $4,751,245,257. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that executive officers, directors, nominees, Registrant's Profit Sharing Plan and persons holding 5% or more of Registrant's Common Stock are affiliates. Number of shares of the Registrant's common stock outstanding at December 1, 2000:
243,618,404

DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of the Registrant's proxy statement for its Annual Meeting of Stockholders to be held on January 25, 2001, which shall be filed under cover of
Schedule 14A with the Securities and Exchange Commission (the "SEC") in December, 2000 (the "Proxy Statement"), are incorporated by reference into Part III of this report.

                    INDEX TO ANNUAL REPORT ON FORM 10-K

                                                            PAGE
                                                           NUMBER
FORM 10-K                                             REFERENCE TO THIS
REQUIRED INFORMATION                                  2000 ANNUAL REPORT
--------------------                                     ON FORM 10-K
                                                     --------------------

PART I

      ITEM 1.     BUSINESS
                  General Business Summary
                  Investment Advisory and Related Services
                  Banking/Finance Operations
                  Regulatory Considerations
                  Competition
                  Company History
                  Financial Information About Industry Segments

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

      ITEM 7.     MANAGEMENT'S DISCUSSION AND
                    ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

      ITEM 7A.    QUANTITATIVE AND QUALITATIVE
                    DISCLOSURES ABOUT MARKET RISK

      ITEM 8.     FINANCIAL STATEMENTS AND
                    SUPPLEMENTARY DATA

      ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH
                    ACCOUNTANTS ON ACCOUNTING AND
                    FINANCIAL DISCLOSURE

PART III

      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS
                    OF THE REGISTRANT
                  Proxy: "Proposal 1: Election of Directors"*

      ITEM 11.    EXECUTIVE COMPENSATION
                  Proxy: "Proposal 1: Election of Directors"*

      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN
                    BENEFICIAL OWNERS AND
                    MANAGEMENT
                  Proxy: "Principal Holders of Voting Securities"
                    and "Security Ownership of Management"*

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

We also file reports with the SEC electronically via the Internet. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov. Additional information about Franklin Resources, Inc. can also be obtained at our website at http://www.franklintempleton.com.

                                     PART I

"FORWARD-LOOKING STATEMENTS." When used in this Annual Report on Form 10-K, words or phrases about the future such as "expected to," "could have," "will continue," "anticipates," "estimates," or similar expressions are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Statements in "Business," "Management's Discussion and Analysis" ("MD&A"), and elsewhere in this document that speculate about future events are "forward-looking statements." These types of statements are subject to certain risks and uncertainties as described below, including the risk factors explained in MD&A. These risks and uncertainties could cause our current expectations and predictions in the forward-looking statements to be wrong. Forward-looking statements are our best prediction at the time that they are made, and you should not rely on them. If a circumstance occurs that causes any of our forward-looking statements to be inaccurate, Franklin Resources, Inc. does not have an obligation to publicly announce the change to our expectations, or to make any revision to the forward-looking statements.

ITEM 1.  BUSINESS

GENERAL BUSINESS SUMMARY

Franklin Resources, Inc. ("FRI" or the "Company") was organized in Delaware in November 1969. FRI and its predecessors, have been engaged in the financial services business since 1947. The common stock of FRI is traded in the United States ("U.S.") primarily on the New York Stock Exchange and the Pacific Exchange, Inc. under the ticker symbol "BEN" and under the ticker symbol "FKR" in the London Stock Exchange. The term "Franklin(R) Templeton(R) Investments" as used in this document, refers to Franklin Resources, Inc. and its consolidated subsidiaries.

The majority of our operating revenues, operating expenses and net income are derived from providing investment advisory and related services to retail mutual funds, institutional and private accounts, and other investment products globally. Related services include transfer agency, fund administration, custodial, trustee and fiduciary services. This is our primary business activity and operating segment. The mutual funds and other products that we advise, collectively called our "sponsored investment products", are sold to the public under three brand names: Franklin, Templeton, and Mutual Series (TM). Our sponsored investment products, include 240 broad range domestic and global/international equity, fixed-income and money market mutual funds, as well as other investment products that meet a wide variety of investment needs of individuals and institutions. From time to time, we also participate in various investment management joint ventures. On a consolidated worldwide basis, Franklin Templeton Investments provides U.S. and international individual and institutional investors with a broad range of investment products and services designed to meet varying investment objectives. This affords our clients the opportunity to allocate their investment resources among various alternative investment products as changing worldwide economic and market conditions warrant.

Our secondary business activity and operating segment is banking/finance. Our banking/finance group offers consumer lending and selected retail banking services directly to the public.

Franklin Templeton Investments' equity investment products include some that are value-oriented and others that reflect a growth style of investing. Value investing focuses on identifying companies which our research analysts and portfolio managers believe are undervalued based on a number of factors. Growth investing relies on the review of macro-economic, industry and sector trends to identify companies that exhibit superior growth potential relative to industry peers and the broad market. Unlike other management styles that focus on short-term market trends, our growth portfolio investment management team invests in companies demonstrating long-term growth potential, based mainly on proprietary in-house analysis and research.

We originated our fund business with the Franklin Funds(R) and added the other fund brand names through acquisitions, which are described in the "Company History" section below. When used in this report, the following terms generally apply unless otherwise noted. Information in this report is given as of September 30, 2000 unless otherwise noted.

"Franklin Templeton
mutual funds" or "Franklin
Templeton funds" means:                All of the Franklin, Templeton and Mutual
                                       Series mutual funds.


"sponsored investment products" means: All of the Franklin, Templeton and Mutual
                                       Series mutual funds;closed-end investment companies; foreign-based investment products; and other U.S. and international private and institutional accounts.

Our revenues are largely dependent upon the level and relative composition of assets under management. To a lesser degree, our revenues also depend upon the level of mutual fund sales and the number of mutual fund shareholder accounts. These factors are discussed below under "Investment Advisory and Related Services - Assets Under Management."

As of September 30, 2000, total assets under management by Franklin Templeton Investments were $229.9 billion. Assets under management included $180.9 billion in the U.S.-registered mutual funds (including insurance dedicated funds), and $49.0 billion in closed-end investment companies, foreign-based investment products and U.S. and foreign private and institutional accounts. At September 30, 2000, we employed approximately 6,500 people in 29 countries, serving customers on six different continents.


I.    INVESTMENT ADVISORY AND RELATED SERVICES

Franklin Templeton Investments' principal line of business is providing investment advisory and management services. In support of our core business, we provide the following support services; fund administration, shareholder processing, distribution and related services for our sponsored investment products. Fund shares are offered to individual investors, qualified groups, trustees, tax-deferred (such as IRA) or money purchase plans, employee benefit and profit sharing plans, trust companies, bank trust departments and institutional investors. In addition, various management and advisory services, commingled and pooled accounts, wrap fee arrangements and various other private investment management services are offered to certain private and institutional investors.

As discussed below in "MD&A," our revenues are derived primarily from its investment management operating segment. Our revenues and income are dependent upon many factors, such as the level and composition of our assets under management, the numbers and types of shareholders in our funds and our agreements with the advisers that sell our products to the public. These factors are described below in the following sections:

      a. Assets Under Management
      b. Asset Mix
      c. Investment Management and Related Services
      d. Types of Shares Offered by Our Funds
      e. Distribution, Marketing and Related Services
      f. Shareholder Servicing
      g. Investment Objectives of Funds
      h. Product Categorization


a. ASSETS UNDER MANAGEMENT ("AUM")

Franklin Templeton Investments' revenues depend to a large extent upon the dollar value of assets under management because we earn most of our fees based upon the amount of assets in the accounts that we are advising. As of September 30, 2000, the type of assets under management held by investors on a worldwide basis was:

TYPE OF ASSETS                   VALUE IN BILLIONS    % OF TOTAL AUM

EQUITY

                                   $ 151.5                  65.9%
Growth potential, income potential or various combinations thereof.

FIXED-INCOME

                                   $  63.8                  27.8%
Both long and short-term.

HYBRID FUNDS

                                   $   9.3                   4.0%
Asset allocation, balanced, flexible and income-mixed funds.

MONEY FUNDS

                                   $   5.3                   2.3%
Short-term liquid assets.

b. ASSET MIX

As discussed above, our revenues are derived primarily from investment management activities. Broadly speaking, the change in the net assets of the funds depends upon two factors: (1) the level of sales of shares of the funds as compared to redemptions of shares of the funds; and (2) the increase or decrease in the market value of the securities owned by the funds. As our asset mix has shifted since 1992 from predominantly fixed-income securities to a majority of equity assets, we have become subject to an increased risk of asset, and therefore revenue, volatility from changes in the domestic and global equity markets. In addition, because we generally derive higher revenues and income from our equity assets, a shift in assets from equity to fixed-income would have a greater than proportional reduction on total income and revenues. Despite such volatility, management believes that in the long run we are more competitive as a result of the greater diversity of investment products available to our customers.

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

Although our assets under management are subject to political and currency risk due to our international investment activities, our direct exposure to fluctuations in foreign currency markets is more limited, as is discussed in more detail in "MD&A."

c. INVESTMENT MANAGEMENT AND RELATED SERVICES

Franklin Templeton Investments provides investment advisory, portfolio management, transfer agency, business management agent and other administrative services to our sponsored investment products. Various Franklin Templeton Investments subsidiary companies manage and implement the investment activities of sponsored mutual funds and provide the business management and/or administrative services which are necessary to the operation of each fund's business. Subsidiary companies also conduct research and provide the investment advisory services and determine which securities the funds will purchase, hold or sell as directed by each fund's board of trustees, directors or administrative managers. In addition, the subsidiary companies take all steps necessary to implement such decisions, including selecting brokers and dealers, executing and settling trades in accordance with detailed criteria set forth in the management agreement for each fund, and applicable law and practice. Similar services are rendered with respect to the closed-end investment companies, foreign-based funds and other U.S. and international private and institutional accounts.

The investment advisory services provided by Franklin Templeton Investments include fundamental investment research and valuation analyses, including original economic, political, industry and company research, company visits and inspections, and the utilization of such sources as company public records and activities, management interviews, company prepared information, and other publicly available information, as well as analyses of suppliers, customers and competitors. In addition, research services provided by brokerage firms are used to support our findings.

In some instances, brokerage firms agree to pay third-party providers for research provided to Franklin Templeton Investments' advisory subsidiaries in recognition of brokerage business which may be (but is not contractually required to be) directed to those brokerage firms by Franklin Templeton Investments' advisory subsidiaries in accordance with regulations adopted by the SEC. In accordance with the provisions of the Securities Exchange Act of 1934 (the " '34 Act") and as permitted by fund prospectuses and contracts with individual accounts, the investment adviser may also direct brokerage to firms for execution services as permitted by the National Association of Securities Dealers (the "NASD"). Subject to receiving best execution, advisory subsidiaries may direct trades to brokers who sell shares of the funds advised by the advisory subsidiaries.

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

Investment management and related services are provided pursuant to agreements in effect with each of our U.S.-registered Franklin Templeton open and closed-end mutual funds. Comparable agreements are in effect with foreign-registered funds and with private accounts. In general, the management agreements for our U.S.-registered Franklin Templeton open and closed-end mutual funds must be renewed each year, and must be specifically approved at least annually by a vote of such funds' board of trustees or directors or by a vote of the holders of a majority of such funds' outstanding voting securities. In either event, renewal must be approved by a majority vote of such funds' trustees or directors who are not parties to such agreement or interested persons of any such party (other than as members of the board) within the meaning of the Investment Company Act of 1940 (the " '40 Act"), cast in person at a meeting called for that purpose. Foreign-registered funds have various termination rights, review and renewal provisions that are not discussed in this report.

Each U.S. management or advisory agreement between Franklin Templeton Investments and each fund automatically terminates in the event of its "assignment" (as defined in the '40 Act). "Assignment" is defined in the '40 Act as including any direct or indirect transfer of a controlling block of voting stock of the investment adviser to a fund. "Control" is defined as the power to exercise a controlling influence over the management or policies of a company. Therefore, if there was a change in control of Franklin Templeton Investments, such as through a merger or an acquisition, the majority of the U.S. management and advisory agreements with the sponsored investment products would automatically terminate. In addition, either party may terminate the agreement without penalty after written notice ranging from 30 to 60 days.

If management agreements representing a significant portion of our assets under management were terminated, it would have a material adverse impact on our company. To date, no management agreements of Franklin Templeton Investments with any of the Franklin Templeton funds have been involuntarily terminated.

The funds themselves have no paid employees. Generally, Franklin Templeton Investments provides and pays the salaries of personnel who serve as officers of the Franklin Templeton funds, including the President and other administrative personnel as necessary to conduct such funds' day-to-day business operations. These personnel provide information, ensure compliance with securities regulations, maintain accounting systems and controls, prepare annual reports and perform other administrative activities. Various subsidiaries have contracts with the funds to provide additional services including maintaining a fund's portfolio records, answering shareholder inquiries, and creating and publishing literature.

The funds generally pay their own expenses such as legal, custody and auditing fees, reporting costs, board and shareholder meeting costs, SEC and state registration fees and similar expenses. The funds also pay Franklin Templeton Investments a fee payable monthly in arrears based upon a fund's net assets. Annual fee rates under the various global investment management agreements generally range from 0.15% to a maximum of 2.00% and are often reduced as net assets exceed various threshold levels.

Our investment management agreements permit Franklin Templeton Investments to serve as an adviser to more than one fund so long as our ability to render services to each of the funds is not impaired, and so long as purchases and sales appropriate for all of the advised funds are made on a proportionate or other equitable basis. The management personnel of Franklin Templeton Investments and the fund directors or boards of trustees regularly review the fund advisory and other administrative fee structures in light of fund performance, the level and range of services provided, industry conditions and other relevant factors. Advisory and other administrative fees are generally waived or voluntarily reduced when a new fund is established and then increased to contractual levels within an established timeline or as net asset values reach certain levels.

Franklin Templeton Investments uses a "master/feeder" fund structure in limited situations. This structure allows an investment adviser to manage a single portfolio of securities at the "master fund" level and have multiple "feeder funds" invest all of their respective assets into the master fund. Individual and institutional shareholders invest in the "feeder funds" which can offer a variety of service and distribution options. An advisory fee is charged at the master fund level, and administrative and shareholder servicing fees are charged at the feeder fund level.

d. TYPES OF SHARES OFFERED BY OUR FUNDS

Most of the U.S.-registered Franklin Templeton funds have a multi-class share structure. Franklin Templeton Investments adopted this share structure to provide investors with greater sales charge alternatives for their investments. Class A shares represent a traditional fee structure whereby the investor pays a commission at the time of purchase to the broker/dealer. During fiscal 1999 and continuing thereafter in fiscal 2000, we introduced Class B shares for many of our funds, which have no front-end sales charges but instead have a declining schedule of sales charges (called contingent deferred sales charges) if the investor redeems within the first six (6) years. For Class B shares, the commission is advanced by the fund's distributor to pay the broker/dealer. Class C shares have a hybrid, level load pricing structure combining aspects of conventional front-end, back-end and level-load pricing.

In the U.S., we also offer Advisor Class shares in Franklin and Templeton funds and Z Class shares in Mutual Series funds on a limited basis, both of which have no sales charges. The Advisor and Z Class shares are sold to officers, directors and current and former employees of Franklin Templeton Investments, and are also offered to institutions and investment advisory clients (both affiliated and unaffiliated), as well as individuals investing $5 million or more. In addition, shareholders who held shares of the Mutual Series funds at the time that Franklin Templeton Investments acquired the assets of the investment advisor to the Mutual Series funds may continue to purchase Z Class shares. Franklin Templeton Investments also sells money market funds to investors without a sales charge. Under the terms and conditions described in the prospectuses or the statements of additional information for some funds, certain investors can purchase shares at net asset value or at reduced sales charges. In addition, investors may generally exchange their shares of a fund at net asset value for shares within the same class of another fund in the Franklin Templeton Investments group without having to pay additional sales charges.

The Franklin Templeton insurance product funds generally have a two class share structure, Class 1 and Class 2, which are offered at net asset value without a sales load directly to the insurance company separate accounts (the shareholder). The only difference between the two classes is that Class 2 shares pay a distribution and service ("12b-1") fee (as described below in
"Distribution, Marketing and Related Services") to Franklin Templeton Investments, the insurance company or others for the expenses of activities that are primarily intended to sell shares of the class or variable contracts offering shares of the class. These 12b-1 fees are generally assessed quarterly at an annual rate of 0.25% of the average daily net assets of the class.

The following table summarizes the U.S. retail fund sales and distribution fee structure for various share classes. The fees below generally apply to our U.S. registered retail funds, however, there are exceptions to this fee schedule for some funds.

FEES PAID BY SHAREHOLDERS TO FRANKLIN TEMPLETON INVESTMENTS FOR MOST U.S.-REGISTERED RETAIL FUNDS


---------------------------------------------------------------------------
U.S. RETAIL FUNDS   CLASS A SHARES    CLASS B SHARES (c)    CLASS C SHARES
---------------------------------------------------------------------------

Sales Charge
At Time of Sale

     Equity         5.75%  (a)        None.                 1.00%
     Fixed-income   4.25%  (a)        None.                 1.00%
---------------------------------------------------------------------------

Contingent          None.  (b)        4% maximum            1% if
Deferred Sales                        declining to zero     shareholder
Charge                                after 6 years of      sells shares
                                      each investment.      within 18 months
                                                            of investment.
---------------------------------------------------------------------------

Maximum Yearly
12b-1 Plan Fees

     Equity         0.25%             1.00%                 1.00%
     Fixed-income
          Taxable   0.25%             0.65%                 0.65%
          Tax-free  0.10%             0.65%                 0.65%
---------------------------------------------------------------------------

Types of investors  Any.              Any.                  Any.
that may purchase
this share class
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
U.S. RETAIL FUNDS   ADVISOR CLASS SHARES            Z CLASS SHARES (d)
--------------------------------------------------------------------------------

Sales Charge
At Time of Sale     None.                           None.
     Equity
     Fixed-income
--------------------------------------------------------------------------------

Contingent          None.                           None.
Deferred Sales
Charge
--------------------------------------------------------------------------------

Maximum Yearly      None.                           None.
12b-1 Plan Fees
--------------------------------------------------------------------------------

Types of investors  Officers, directors             Officers, directors and
that may purchase   and current and former          current and former employees
this share class    employees of Franklin           of Franklin Templeton
                    Templeton Investments;          Investments; Institutions,
                    Institutions, investment        investment advisory clients,
                    advisory clients,               individuals investing $5
                    individuals investing $5        million or more in Mutual
                    million or more in Franklin     Series funds and
                    or Templeton funds.             shareholders that hold
                                                    shares of the Mutual Series
                                                    funds reclassified as Z
                                                    shares.
--------------------------------------------------------------------------------

(a) Reductions in the maximum sales charges may be available depending upon the amount invested and the type of investor. In some cases noted in each fund's prospectus or statement of additional information, certain investors may invest in Class A shares at net asset value (with no load). In connection with certain of these no-load purchases, Franklin/Templeton Distributors, Inc. may make a payment out of its own resources to a broker/dealer involved with that sale.
(b) For NAV purchases over $1 million, a contingent deferred sales charge of 1.0% may apply to shares redeemed within one year of investment.
(c) Class B shares convert to Class A shares after eight (8) years of ownership.
(d) When the Company entered into management contracts for the Mutual Series funds, the existing shares of Mutual Series funds were reclassified as Z Class shares in exchange for the shares that they held at that time. Shareholders who held shares of the Mutual Series funds at the time that Franklin Templeton Investments began to advise Mutual Series may continue to purchase Z Class shares.

e. DISTRIBUTION, MARKETING AND RELATED SERVICES

Franklin/Templeton Distributors, Inc. ("Distributors"), a wholly-owned subsidiary of the Company, acts as the principal underwriter and distributor of shares of the U.S.-registered open-end Franklin Templeton funds. Distributors has entered into underwriting agreements with the funds, which generally provide for Distributors to pay the commission expenses for sales of fund shares. Franklin Templeton fund shares are sold primarily through a large network of independent intermediaries, including broker/dealers, banks and other similar investment advisers. We are heavily dependent upon these distribution channels and business relationships. There is increasing competition for access to these channels, which has caused our distribution costs to rise and could cause further increases in the future as competition continues and service expectations increase. In addition, many intermediaries also have mutual funds offered for sale under their own names that compete directly with our products. These intermediaries could decide to limit or restrict the sale of our fund shares, which could lower our future sales, increase redemption rates, and cause our revenues to decline. As of September 30, 2000, approximately 3,900 local, regional and national securities brokerage firms offered shares of the U.S.-registered Franklin Templeton funds for sale to the investing public. In the United States, Franklin Templeton Investments has approximately 64 general wholesalers and six (6) retirement plan wholesalers who interface with the broker/dealer community.

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

Most of the U.S.-registered Franklin Templeton funds, with the exception of certain Franklin Templeton money market funds, have adopted distribution plans (the "Plans") under Rule 12b-1 promulgated under the '40 Act ("Rule 12b-1"). The Plans are established for an initial term of one (1) year and, thereafter, must be approved annually by the particular fund's board and by a majority of disinterested fund directors. All such Plans are subject to termination at any time by a majority vote of the disinterested directors or by the particular fund shareholders. The Plans permit the funds to bear certain expenses relating to the distribution of their shares, such as expenses for marketing, advertising, printing and sales promotion. Fees under the Plans for the different share classes are shown above in the chart under "Types of Shares Offered by Our Funds." The implementation of the Plans provided for a lower fee on Class A shares acquired prior to the adoption of such Plans. Fees from the Plans are paid primarily to third-party dealers who provide service to the shareholder accounts, and engage in distribution activities. Distributors may also receive reimbursement from the funds for various expenses that Distributors incurs involved in distributing the funds, such as marketing, advertising, printing and sales promotion subject to the Plans' limitations on amounts. Each fund has a percentage limit for these type of expenses based on average assets under management.

Class B and C shares are generally more costly to us in the year of sale, but they allow us to be competitive by increasing our presence in various distribution channels. Franklin Templeton Investments finances payments of the Class B share broker commissions. The repayment of the financing advances is limited to the cash flows generated by the funds' 12b-1 Plans and by any contingent deferred sales charges collected in connection with early redemptions (within six years after purchase).

The fees below generally apply to our U.S.-registered retail funds, however, there are exceptions to this fee schedule for some funds.

FEES PAID BY FRANKLIN TEMPLETON INVESTMENTS TO BROKER/DEALERS AND OTHER INTERMEDIARIES FOR MOST U.S.-REGISTERED RETAIL FUNDS

-------------------------------------------------------------------------------
U.S. RETAIL FUNDS   CLASS A SHARES       CLASS B SHARES          CLASS C SHARES
-------------------------------------------------------------------------------
Dealer Commission
 At Time of Sale

     Equity               5.00%               4.00%                    2.00%
     Fixed-income         4.00%               3.00%                    2.00%
-------------------------------------------------------------------------------
Maximum Yearly
 12b-1 Plan Fees

     Equity               0.25%               1.00% (a)                1.00% (c)
     Fixed-income
          Taxable         0.25%               0.65% (b)                0.65% (d)
          Tax-free        0.10%               0.65% (b)                0.65% (d)
-------------------------------------------------------------------------------

(a) Franklin Templeton Investments retains a fee equal to 0.75% and pays 0.25% to the broker/dealer of the average assets in the account. After 8 years from the date of the investment, Class B shares are converted into Class A shares.
(b) Franklin Templeton Investments retains a fee equal to 0.50% and pays 0.15% to the broker/dealer of the average assets in the account. After 8 years from the date of the investment, Class B shares are converted into Class A shares.
(c) Franklin Templeton Investments retains a fee equal to 0.75% of the average assets in the account for the first twelve (12) months following the sale, after which it is paid annually to the broker/dealer.
(d) Franklin Templeton Investments retains a fee equal to 0.50% of the assets in the account for the first twelve (12) months following the sale, after which it is paid annually to the broker/dealer.

f. SHAREHOLDER SERVICING

Franklin/Templeton Investor Services, Inc. ("FTISI") is a Franklin Templeton Investments subsidiary which provides shareholder record keeping services and acts as transfer agent and dividend-paying agent for the U.S.-registered Franklin Templeton open-end funds. FTISI is registered with the SEC as a transfer agent under the '34 Act. FTISI is compensated under an agreement with each fund on the basis of an annual fee per account, which varies with the fund and the type of services being provided, and is reimbursed for out-of-pocket expenses. In addition, certain funds reimburse FTISI based on assets under management. Other subsidiaries provide the same services to the open-end funds offered for sale in Canada, Europe and Asia under similar fee arrangements. As of September 30, 2000, there were approximately 9.2 million shareholder accounts in the Franklin Templeton Investments group worldwide.

g. INVESTMENT OBJECTIVES OF FUNDS

Franklin Templeton Investments' sponsored investment products accommodate a variety of investment goals, including capital appreciation, growth and income, income, tax-free income and preservation of capital. In seeking to achieve such objectives, each portfolio emphasizes different investment securities. Portfolios that seek capital appreciation invest primarily in equity securities in a wide variety of international and U.S. markets; some seek broad national market exposure, while others focus on narrower sectors such as precious metals, health care, emerging technology, large-cap companies, small-cap companies, real estate securities and utilities. Portfolios seeking income generally focus on taxable and tax-exempt money market instruments, tax-exempt municipal bonds, global fixed-income securities, fixed-income debt securities of corporations and of the U.S. government and its agencies and instrumentalities such as the Government National Mortgage Association, the Federal National Mortgage Association, and the Federal Home Loan Mortgage Corporation. Still others focus on investments in particular countries and regions, such as emerging markets. A majority of the assets managed are equity-oriented.

Franklin Templeton Investments also provides investment management and related services to a number of closed-end investment companies whose shares are traded on various major U.S. and some international stock exchanges. In addition, Franklin Templeton Investments provides investment management, marketing and distribution services to certain sponsored investment companies organized in the Grand Duchy of Luxembourg (called "SICAV Funds"), which are distributed in marketplaces outside of North America, to certain investment funds and portfolios in Canada as well as to certain other international portfolios in the United Kingdom and elsewhere.

In addition to closed-end funds, our sponsored investment products also include portfolios managed for some of the world's largest corporations, endowments, charitable foundations, pension funds, wealthy individuals and other institutions. Franklin Templeton Investments uses various investment techniques to focus on specific client objectives for these specialized portfolios.

As of September 30, 2000, the net assets under management of our five (5) largest funds were Franklin Small-Cap Growth - I ($15.8 billion), Templeton Growth Fund ($13.8 billion), Franklin California Tax-Free Income Fund, Inc. ($13.3 billion), Templeton Foreign Fund ($12.3 billion), and the Templeton World Fund ($9.4 billion). These five (5) mutual funds represented, in the aggregate, 28.0% of all Franklin Templeton Investments' assets under management.

Prior to May 1, 2000, a total of 35 funds in two trusts were available in the United States to insurance company separate accounts as investment options for variable annuity and variable life insurance. In February 2000, shareholders of one trust approved an agreement and plan of reorganization and as the result of the reorganization, including the merger of certain funds, effective May 1, 2000 the insurance product funds were consolidated into a single trust with 27 funds, thus eliminating some duplicative expenses. Most of the funds related to variable insurance contracts have been fashioned after some of the more popular funds offered to the general public and are managed, in most cases, by the same investment adviser. In November 1999, one of the trusts added a fund which included a third class to be offered exclusively to pension plans. Two other insurance product funds were also added in May 2000, bringing the total to 29 funds with assets of $10.1 billion as of September 30, 2000.

h. PRODUCT CATEGORIZATION

The Investment Company Institute (the "ICI"), an industry group of which Franklin Templeton Investments is a member, has developed detailed definitions for the investment objectives of U.S.-registered mutual funds and variable annuity and variable life sub-accounts. In addition to the open-end mutual fund assets described in the chart below, Franklin Templeton Investments also manages approximately $54.9 billion, 24% of our assets, in closed-end investment companies, foreign-based funds and other U.S. and international private and institutional accounts. Approximately $22.7 billion of these assets are held in separate accounts. The investment objectives of these accounts vary but are primarily equity-oriented. Approximately $22.2 billion of these assets are held in international-based funds whose investment objectives vary but are primarily international and global equity-oriented. Amounts invested by our institutional clients across product types, including mutual funds, trusts, and private accounts, were $48.2 billion at September 30, 2000.

From time to time, as business reasons, market conditions or investor demand warrant, Franklin Templeton Investments introduces new funds, merges existing funds, or liquidates existing funds. The following chart shows the types of our U.S.-registered mutual funds and dedicated insurance product funds as of September 30, 2000. The categories used in this chart are more precise than the broad investment objective categories used in "MD&A" and in our "Consolidated Financial Statements." The following chart is categorized using the ICI definitions.



               FRANKLIN TEMPLETON FUNDS - U.S.-REGISTERED OPEN-END

----------------------------------------------------------------------------------------------------------------------------------
            CATEGORY
     (AND APPROXIMATE ASSETS                                                                                     NO. OF
        UNDER MANAGEMENT,                         INVESTMENT OBJECTIVE                   NO. OF MUTUAL         INSURANCE
        IN BILLIONS AS OF                                                                    FUNDS           PRODUCT FUNDS
       SEPTEMBER 30, 2000)

-----------------------------------------------------------------------------------------------------------------------------------

I.  EQUITY FUNDS ($106.1)

-----------------------------------------------------------------------------------------------------------------------------------

A.  Capital Appreciation Funds      Seek capital appreciation; dividends are not a
    ($32.5)                         primary consideration.

-----------------------------------------------------------------------------------------------------------------------------------

    1. Aggressive Growth Funds      Invest primarily in common stocks of small, growth           4                    2
                                    companies.

-----------------------------------------------------------------------------------------------------------------------------------

    2. Growth Funds                 Invest primarily in common stocks of                         8                    3
                                    well-established companies.

-----------------------------------------------------------------------------------------------------------------------------------

    3. Sector Funds                 Invest primarily in common stocks of companies in            8                    4
                                    related fields.

-----------------------------------------------------------------------------------------------------------------------------------


            CATEGORY
     (AND APPROXIMATE ASSETS                                                                                     NO. OF
        UNDER MANAGEMENT,                         INVESTMENT OBJECTIVE                   NO. OF MUTUAL         INSURANCE
        IN BILLIONS AS OF                                                                    FUNDS           PRODUCT FUNDS
       SEPTEMBER 30, 2000)
-----------------------------------------------------------------------------------------------------------------------------------
B.  World Equity Funds ($55.1)      Invest primarily in stocks of foreign companies.

-----------------------------------------------------------------------------------------------------------------------------------

    1. Emerging Market Funds        Invest primarily in companies based in developing            2                    1
                                    regions of the world.

-----------------------------------------------------------------------------------------------------------------------------------

    2. Global Equity Funds          Invest primarily in equity securities traded                 8                    3
                                    worldwide, including those of U.S. companies.

-----------------------------------------------------------------------------------------------------------------------------------

    3. International Equity Funds   Must invest in equity securities of companies                3                    2
                                    located outside the U.S. and cannot invest in U.S.
                                    company stocks.

-----------------------------------------------------------------------------------------------------------------------------------

    4. Regional Equity Funds        Invest in companies based in a specific part of the          4                    1
                                    world.
-----------------------------------------------------------------------------------------------------------------------------------

C.  Total Return Funds ($18.5)      Seek a combination of current income and capital
                                    appreciation.

-----------------------------------------------------------------------------------------------------------------------------------

    1. Growth and Income Funds      Invest primarily in common stocks of established             7                    3
                                    companies with the potential for growth and a
                                    consistent record of dividend payments.

-----------------------------------------------------------------------------------------------------------------------------------

            CATEGORY
     (AND APPROXIMATE ASSETS                                                                                     NO. OF
        UNDER MANAGEMENT,                         INVESTMENT OBJECTIVE                   NO. OF MUTUAL         INSURANCE
        IN BILLIONS AS OF                                                                    FUNDS           PRODUCT FUNDS
       SEPTEMBER 30, 2000)
-----------------------------------------------------------------------------------------------------------------------------------

II. HYBRID FUNDS ($8.6)             May invest in a mix of equity, fixed-income
                                    securities and derivative instruments.

-----------------------------------------------------------------------------------------------------------------------------------

A.  Asset Allocation Funds ($0.7)   Invest in various asset classes including, but not           3                    1
                                    limited to, equities, fixed-income securities and
                                    money market instruments.  They seek high total
                                    return by maintaining precise weightings in asset
                                    classes.

-----------------------------------------------------------------------------------------------------------------------------------

B.  Flexible Portfolio Funds ($0.2) Invest in common stocks, bonds and other debt
                                    securities, and money market securities to provide           1                    0
                                    high total return.  These funds may invest up to 100
                                    percent in any one type of security and may easily
                                    change weightings depending upon market conditions.

-----------------------------------------------------------------------------------------------------------------------------------

C.  Income-mixed Funds ($7.8)       Invest in a variety of income-producing securities,
                                    including equities and fixed-income securities.              1                    1
                                    These funds seek a high level of current income
                                    without regard to capital appreciation.

-----------------------------------------------------------------------------------------------------------------------------------


            CATEGORY
     (AND APPROXIMATE ASSETS                                                                                     NO. OF
        UNDER MANAGEMENT,                         INVESTMENT OBJECTIVE                   NO. OF MUTUAL         INSURANCE
        IN BILLIONS AS OF                                                                    FUNDS           PRODUCT FUNDS
       SEPTEMBER 30, 2000)
-----------------------------------------------------------------------------------------------------------------------------------

III.  TAXABLE BOND FUNDS
      ($12.1)
-----------------------------------------------------------------------------------------------------------------------------------

A.  High Yield Funds ($3.1)         Invest two-thirds or more of their portfolios in
                                    lower rated U.S. corporate bonds (Baa or lower by            1                    1
                                    Moody's and BBB or lower by Standard and Poor's
                                    rating services).

-----------------------------------------------------------------------------------------------------------------------------------

B.  World Bond Funds ($0.3)         Invest in debt securities offered by foreign
                                    companies and governments.  They seek the highest
                                    level of current income available worldwide.

-----------------------------------------------------------------------------------------------------------------------------------


            CATEGORY
     (AND APPROXIMATE ASSETS                                                                                     NO. OF
        UNDER MANAGEMENT,                         INVESTMENT OBJECTIVE                   NO. OF MUTUAL         INSURANCE
        IN BILLIONS AS OF                                                                    FUNDS           PRODUCT FUNDS
       SEPTEMBER 30, 2000)
-----------------------------------------------------------------------------------------------------------------------------------

    1. Global Bonds Funds: General  Invest in worldwide debt securities with no stated
                                    average maturity or an average maturity of five              2                    1
                                    years or more. These funds may invest up to 25% of
                                    assets in companies located in the U. S.

-----------------------------------------------------------------------------------------------------------------------------------

    2. Global Bond Funds:           Invest in debt securities worldwide with an average          2                    0
         Short Term                 maturity of one to five years. These funds may
                                    invest up to 25% of assets in companies located in
                                    the U.S.

-----------------------------------------------------------------------------------------------------------------------------------

    3. Other World Bonds Funds      Such as international bond and emerging market debt          1                    0
                                    funds, invest in foreign government and corporate
                                    debt instruments.

-----------------------------------------------------------------------------------------------------------------------------------



            CATEGORY
     (AND APPROXIMATE ASSETS                                                                                     NO. OF
        UNDER MANAGEMENT,                         INVESTMENT OBJECTIVE                   NO. OF MUTUAL         INSURANCE
        IN BILLIONS AS OF                                                                    FUNDS           PRODUCT FUNDS
       SEPTEMBER 30, 2000)
-----------------------------------------------------------------------------------------------------------------------------------

C.  Government Bond Funds ($8.1)    Invest in U.S. Government bonds of varying
                                    maturities.  They seek high current income.

-----------------------------------------------------------------------------------------------------------------------------------

    1. Government Bond Funds:       Invest two-thirds or more of their portfolios in
         Intermediate Term          U.S. Government securities with an average maturity          0                    1
                                    of five to ten years.  Securities utilized by
                                    investment managers may change with market
                                    conditions.

-----------------------------------------------------------------------------------------------------------------------------------

    2. Government Bond Funds:       Invest two-thirds or more of their portfolios in
         Short Term                 U.S. Government securities with an average maturity          1                    0
                                    of one to five years. Securities utilized by
                                    investment managers may change with market
                                    conditions.

-----------------------------------------------------------------------------------------------------------------------------------

    3. Mortgage-backed Funds        Invest two-thirds or more of their portfolios in             3                    0
                                    pooled mortgage-backed securities.
-----------------------------------------------------------------------------------------------------------------------------------

D.  Strategic Income Funds ($0.5)   Invest in a combination of U.S. fixed-income                 2                    4
                                    securities to provide a high level of current income.

-----------------------------------------------------------------------------------------------------------------------------------


            CATEGORY
     (AND APPROXIMATE ASSETS                                                                                     NO. OF
        UNDER MANAGEMENT,                         INVESTMENT OBJECTIVE                   NO. OF MUTUAL         INSURANCE
        IN BILLIONS AS OF                                                                    FUNDS           PRODUCT FUNDS
       SEPTEMBER 30, 2000)
-----------------------------------------------------------------------------------------------------------------------------------

IV.  TAX-FREE  BOND FUNDS
       ($44.0)
-----------------------------------------------------------------------------------------------------------------------------------


A.  State Municipal Bond Funds      Invest primarily in municipal bonds issued by a
    ($30.3)                         particular state.  These funds seek high after-tax
                                    income for residents of individual states.

-----------------------------------------------------------------------------------------------------------------------------------


    1. State Municipal Bond Funds:  Invest primarily in the single-state municipal bonds
       general                      with an average maturity of greater than five years         31                    0
                                    or no specific stated maturity. The income from
                                    these funds is largely exempt from federal as
                                    well as state income tax for residents of the
                                    state.

-----------------------------------------------------------------------------------------------------------------------------------


B.  National Municipal Bond Funds   Invest primarily in the bonds of various municipal
    ($13.7)                         issuers in the U.S.  These funds seek high current
                                    income free from federal tax.

-----------------------------------------------------------------------------------------------------------------------------------


    1. National Municipal Bond      Invest primarily in municipal bonds with an average          4                    0
       Funds: general               maturity of more than five years or no specific
                                    stated maturity.
-----------------------------------------------------------------------------------------------------------------------------------


            CATEGORY
     (AND APPROXIMATE ASSETS                                                                                     NO. OF
        UNDER MANAGEMENT,                         INVESTMENT OBJECTIVE                   NO. OF MUTUAL         INSURANCE
        IN BILLIONS AS OF                                                                    FUNDS           PRODUCT FUNDS
       SEPTEMBER 30, 2000)
-----------------------------------------------------------------------------------------------------------------------------------

V.     MONEY MARKET FUNDS
       ($4.2)
-----------------------------------------------------------------------------------------------------------------------------------

A.  Taxable Money Market Funds      Invest in short-term, high-grade money market
    ($3.3)                          securities and must have average maturity of 90 days
                                    or less.  These funds seek the highest level of
                                    income consistent with preservation of capital (i.e.
                                    maintaining a stable share price).

-----------------------------------------------------------------------------------------------------------------------------------

1.  Taxable Money Market            Invest primarily in U.S. Treasury obligations and            2                    0
    Funds: government               other financial instruments issued or guaranteed by
                                    the U.S. Government, its agencies or its
                                    instrumentalities.
-----------------------------------------------------------------------------------------------------------------------------------

2.  Taxable Money Market            Invest in a variety of money market instruments,             5                    1
    Funds: non-government           including certificates of deposit from large banks,
                                    commercial paper and bankers' acceptances.

-----------------------------------------------------------------------------------------------------------------------------------


            CATEGORY
     (AND APPROXIMATE ASSETS                                                                                     NO. OF
        UNDER MANAGEMENT,                         INVESTMENT OBJECTIVE                   NO. OF MUTUAL         INSURANCE
        IN BILLIONS AS OF                                                                    FUNDS           PRODUCT FUNDS
       SEPTEMBER 30, 2000)
-----------------------------------------------------------------------------------------------------------------------------------

B.  Tax Exempt Money Market         Invest in short-term municipal securities and must
    Funds ($0.9)                    have average maturities of 90 days or less.  These
                                    funds seek the highest level of income - free
                                    from federal and, in some cases, state and
                                    local taxes - consistent with preservation of
                                    capital.

-----------------------------------------------------------------------------------------------------------------------------------

    1. National Tax-Exempt Money    Invest primarily in short-term securities of various         1                    0
       Market Funds                 U.S. municipal issuers.

-----------------------------------------------------------------------------------------------------------------------------------

    2. State Tax-Exempt Money       Invest primarily in short-term securities of                 2                    0
       Market Funds                 municipal issuers in a single state to achieve the
                                    highest level of tax-free income for residents of
                                    that state.

-----------------------------------------------------------------------------------------------------------------------------------


i. RECENT FUND INTRODUCTIONS AND CHANGES

During the fiscal year ended September 30, 2000, a number of new funds were introduced, both within the U.S. and internationally. In the U.S., the Franklin Technology Fund and Franklin Small Cap Growth Fund II were added to the Franklin Strategic Series. Additionally, the Company launched the Franklin Large Cap Value Fund within the Franklin Value Investors Trust. The Company launched under the Franklin Templeton Variable Insurance Products Trust the Franklin S&P 500 Index Fund, the Franklin Technology Securities Fund and the Franklin Aggressive Growth Securities Fund. In the U.S., we also added the Templeton Overseas Growth Fund, the Templeton Global Restructuring Fund and the Franklin Floating Rate Trust.

Internationally, we launched several new SICAV sub-funds including: FTIF High Yield Euro, FTIF Technology, FTIF Emerging Markets Innovations, FTIF Biotech Discovery, FTIF Aggressive Growth and FTIF Mutual European Fund. Additionally, in the United Kingdom we launched the Franklin Biotechnology Fund, another sub-fund in Franklin Templeton Funds. In Asia, we launched the FTF Franklin Life Sciences Discovery Fund, the TIF Japan Fund and the TIF Global Balanced Fund. In Latin America, we introduced Bradesco Templeton Funds, in which there are currently two sub-funds, the Brazilian High Income Fund and the Brazilian Equity Fund. We have also incorporated Franklin Floating Rate Fund, a feeder fund located in Dublin, Ireland, which invests in the Franklin Floating Rate Master Trust. In Canada, we launched nine funds which are similar versions of Franklin equity growth-style funds, including Franklin U.S. Large Cap Growth Fund, Franklin U.S. Aggressive Growth Fund, Franklin World Health Sciences and Biotech Fund, Franklin World Telecom Fund, Franklin Technology Fund, Franklin U.S. Money Market Fund, Templeton Global Balanced RSP Fund, Franklin U.S. Small Cap Growth RSP Fund and Mutual Beacon RSP Fund. We also introduced some country-specific funds, including four funds that are both managed and distributed in India, including Templeton Monthly Income Plan, Franklin India Growth Fund, Franklin India Index Fund and Franklin India Balanced Fund.

During the fiscal year ended September 30, 2000, one (1) Templeton fund was liquidated, seven (7) variable annuity funds merged into other variable annuity funds, three (3) Templeton funds merged into other Templeton funds, and one (1) Franklin Templeton fund merged into another Franklin Templeton fund. Internationally, we liquidated one (1) Templeton fund.

II.   BANKING/FINANCE OPERATIONS

Franklin Templeton Investments' second operating segment is banking/finance, through which we offer banking products and services. A more detailed analysis of the financial effects of loan losses and delinquency rates in Franklin Templeton Investments' consumer lending and dealer auto loan business, as well as the funding of this activity, is contained in Note 3 in the Notes to the Financial Statements.

These activities are carried out by the subsidiaries described below.

Franklin Templeton Bank & Trust, F.S.B. ("Bank"), a subsidiary of FRI, with total assets of $117.9 million, as of September 30, 2000, provides FDIC insured deposit accounts and general customer loan products such as credit card loans and auto loans. The Bank (formerly known as Franklin Bank) became chartered as a federal savings bank on May 1, 2000 when the Office of Thrift Supervision approved the Bank's application to convert from a California state banking charter to a Federal thrift charter.

Immediately following the conversion of the Bank's state charter to a federal thrift charter, Franklin Templeton Trust Company, a California chartered trust company, was merged into the Bank and continues to perform its prior activities as a division of the Bank. The Bank exercises full trust powers and through its Trust Division serves primarily as custodian of Individual Retirement Accounts and business retirement plans whose assets are invested in the Franklin Templeton funds. It also serves as trustee or fiduciary of private trusts and retirement plans.

Franklin Capital Corporation ("FCC") is a subsidiary of FRI formed to expand Franklin Templeton Investments' lending activities related primarily to the purchase, securitization and servicing of retail installment sales contracts ("automobile contracts") originated by independent automobile dealerships. FCC, headquartered in Utah, conducts its business primarily in the Western region of the United States and is a finance company organized and licensed under the laws of Utah. As of September 30, 2000, FCC's total assets included $168.7 million of outstanding automobile contracts. During fiscal 2000, FCC securitized approximately $124.9 million of automobile contract receivables for which it maintains servicing rights. FCC continues to service $193 million of receivables that have been securitized to date. See Note 3 in the Notes to the Financial Statements.

Our securitized consumer receivables business is subject to marketplace fluctuation and competes with businesses with significantly larger portfolios. Auto loan and credit card portfolio losses can be influenced significantly by trends in the economy and credit markets which reduce borrowers' ability to repay loans.

III.  REGULATORY CONSIDERATIONS

Virtually all aspects of Franklin Templeton Investments' businesses are subject to various foreign, and U.S. federal and state, laws and regulations. As discussed above, Franklin Templeton Investments and a number of our subsidiaries are registered with various foreign, and U.S. federal and state, governmental agencies. These supervisory agencies have broad administrative powers, including the power to limit or restrict Franklin Templeton Investments from carrying on our business if we fail to comply with applicable laws and regulations. In the event of non-compliance, the possible sanctions which may be imposed include disciplinary action against individual employees, limiting Franklin Templeton Investments' (or a subsidiary's) ability to engage in business for specified periods of time, revoking the investment adviser or broker/dealer registrations, or similar foreign registrations, as well as censures and fines.

Franklin Templeton Investments' compliance procedures meet the standards outlined in the most recent guidelines of the ICI related to securities transactions by employees, officers and directors of investment companies. Franklin Templeton Investments' officers, directors and employees may from time to time own securities which are also held by the funds. Franklin Templeton Investments' internal policies with respect to individual investments by certain employees, including officers and directors who are employed by Franklin Templeton Investments, require prior clearance and reporting of most transactions and restrict certain transactions to address the possibility of conflicts of interest.

To the extent that existing or future regulations cause or contribute to reduced sales of fund shares or investment products or impair the investment performance of the funds or such other investment products, our assets under management and revenues might be adversely affected. Changes in regulations affecting free movement of international currencies might also adversely affect Franklin Templeton Investments.

Since 1993, the NASD Conduct Rules have limited the amount of aggregate sales charges which may be paid in connection with the purchase and holding of investment company shares sold through brokers. The effect of the rule might be to limit the amount of fees that could be paid pursuant to a fund's 12b-1 Plan to Distributors, a subsidiary of FRI that earns underwriting commissions on the distribution of fund shares. Such limitations would apply in a situation where a fund has no, or limited, new sales for a prolonged period of time. None of the Franklin Templeton funds are in, or close to, that situation at the present time.

IV.   COMPETITION

The financial services industry is highly competitive and has increasingly become a global industry. There are over 8,000 open-end investment companies of varying sizes, investment policies and objectives whose shares are being offered to the public in the United States. Due to Franklin Templeton Investments' international presence and varied product mix, it is difficult to assess our market position relative to other investment managers on a worldwide basis, but Franklin Templeton Investments believes that we are one of the more widely diversified investment managers in the United States. Franklin Templeton Investments believes that our equity and fixed-income asset mix coupled with our global presence will serve our competitive needs well over the long term. Franklin Templeton Investments continues to focus on service to customers, performance of investment products and extensive marketing activities with our strong broker/dealer and other financial institution distribution network.

Franklin Templeton Investments faces strong competition from numerous stock brokerage and investment banking firms, insurance companies, banks, savings and loan associations and other financial institutions which also offer a wide range of financial services. In recent years, there has been a trend of consolidation in the financial services industry, resulting in stronger competitors with greater financial resources than Franklin Templeton Investments.

Although we rely on intermediaries to sell and distribute Franklin Templeton fund shares, many of these intermediaries also have mutual funds under their own names that compete directly with our products. The banking industry also continues to expand its sponsorship of proprietary funds. These intermediaries could decide to limit or restrict the sale of our fund shares, which could lower our future sales and cause our revenues to decline. Franklin Templeton Investments has and continues to pursue sales relationships with all types of intermediaries to broaden our distribution network. We are currently expanding our Internet e-business to compete with the rapidly developing and evolving capabilities being offered with this technology. It is not currently possible to predict the effect of the Internet on Franklin Templeton Investments or on the financial services industry overall.

As investor interest in the mutual fund industry has increased, competitive pressures have increased on sales charges of broker/dealer distributed funds. Franklin Templeton Investments believes that, although this trend will continue, a significant portion of the investing public still relies on the services of the broker/dealer community, particularly during weaker market conditions. Franklin Templeton Investments has experienced increased demand for payments to its distribution channels and anticipates that this trend will continue.

We believe that we are well positioned to deal with changes in marketing trends as a result of our already extensive advertising activities and broad based marketplace recognition. Franklin Templeton Investments does significant advertising and conducts sales promotions through various media sources to promote brand recognition. We advertise in major national financial publications, as well as on radio and television to promote brand name recognition and to assist its distribution network. Such activities included purchasing network and cable programming, sponsorship of sporting events, such as the "Franklin Templeton Investments Shark Shoot-Out", sponsorship of The Nightly Business Report on public television, and extensive newspaper and magazine advertising.

Diverse and strong competition affects the banking/finance segment of our business as well, and limits the interest rates that we can charge on consumer loans. We compete with many types of institutions for consumer loans, including the finance subsidiaries of large automobile manufacturers.

V. COMPANY HISTORY

In October 1992, Franklin Templeton Investments acquired substantially all of the assets and liabilities of the investment adviser to the Templeton, Galbraith & Hansberger Ltd. financial services business. This acquisition added the Templeton family of funds to our company.

In November 1996, Franklin Templeton Investments acquired certain assets and liabilities of Heine Securities Corporation, which provided investment management services to various accounts and investment companies, including Mutual Series Fund Inc., now known as Franklin Mutual Series Fund Inc. ("Mutual Series"). Subsequent to the Mutual Series acquisition, Franklin Templeton Investments has managed Mutual Series on a unified basis with its other business operations.

The purchase price paid at the closing of the Mutual Series acquisition was funded through a combination of available cash, securities and the sale of commercial paper. The base purchase price consisted of $551 million in cash, including acquisition expenses, and the delivery of 3.3 million shares of FRI common stock. The purchase price included the deposit into escrow of $150 million to be invested in shares of Mutual Series. The escrow money shares are being released over a five-year period from the date of the acquisition, with a minimum $100 million retention for the full five-year period. In addition to the base purchase price, the transaction included a contingent payment ranging from $96.25 million to $192.5 million under certain conditions if certain agreed-upon growth targets are met over the five years following the closing. The first contingent payment of $64.2 million related to these agreed-upon growth targets was made in the third quarter of fiscal 1998 and was accounted for as goodwill related to the additional purchase price of the Mutual Series acquisition. No payments were made in fiscal 1999 or 2000. A final contingent payment may be due in November 2001 if agreed upon growth targets are met. See Note 10 in the Notes to the Financial Statements.

On September 11, 1998, Franklin Templeton Investments entered into an agreement with FEP Capital II, L.L.C. to form Lightning Finance Company Limited ("LFL"), a private limited liability company incorporated in Ireland on March 13, 1998. LFL is in the business of financing the up-front sales commissions paid to distributors for the sale of open-end mutual fund shares sold on a deferred sales charge basis globally. Franklin Templeton Investments owns 49% of LFL, and currently finances the payment of commissions on its Class B share sales in Canada, the United States and Europe through LFL.


On July 25, 2000, Franklin Templeton Investments purchased all of the remaining outstanding shares of a Korean asset management company in which Franklin Templeton Investments formerly held a 44% interest. The purchase price for the shares was approximately $20.3 million.

On August 1, 2000, Franklin Templeton Investments entered into an agreement with Nedcor Investment Bank Holdings, Ltd., a South African company, to form Franklin Templeton NIB Asset Management ("FTNIB"). Franklin Templeton Investments contributed cash and other assets with a value of approximately $27 million to the venture in return for a 50% ownership interest in FTNIB.

On October 2, 2000, pursuant to an offer to purchase all of the outstanding shares of Bissett & Associates Investment Management, Ltd. ("Bissett"), FTI Acquisition Inc., a wholly-owned subsidiary of Templeton Management Limited, an indirect, wholly-owned subsidiary of FRI, acquired 6,817,817 common shares, representing 98.1% of the issued and outstanding shares of Bissett, for CDN$20.50 per share (equivalent to approximately $US 13.62). On October 3, 2000, FRI exercised its right to acquire the remaining 1.9% outstanding Bissett shares (subject to any appraisal rights that may be asserted as to the amount to be
paid  for  the  remaining   shares).   The  cash   transaction  was  valued  at
approximately CDN $140 million (equivalent to approximately US $95 million).

Bissett provides investment advisory services throughout Canada to a broad range of clients including: institutional clients such as pension and other savings plans of corporations, municipalities, universities, endowments, and charitable foundations; mutual funds and pooled trusts including Bissett's own family of retail mutual funds as well as third party mutual funds; and private clients of both Bissett and other financial institutions. Bissett had approximately $5.5 billion (CND)($US 3.8 billion) under management as of June 30, 2000.

On October 25, 2000, after the close of the fiscal year, the Company entered into an Agreement and Plan of Share Acquisition (the "Acquisition Agreement") with Fiduciary Trust Company International, a bank organized under the New York State Banking Law ("Fiduciary"), providing for the acquisition by FRI of all of the outstanding shares of common stock, par value $1.00 per share, of Fiduciary ("Fiduciary Common Stock"). The acquisition will be accomplished by way of the exchange of shares of common stock, par value $.10 per share, of FRI ("FRI Common Stock") for shares of Fiduciary common stock, par value $1.00 per share of pursuant to the procedures set forth in Section 143-a of the New York State Banking Law (the "Share Exchange"). The stock transaction is valued at approximately $825 million. In addition, there is a provision for an $85 million retention pool to cover, among other things, various payments aimed at retaining certain key employees of Fiduciary. The completion of the Share Exchange is subject to the receipt of necessary governmental approvals (including approval of the Board of Governors of the Federal Reserve System), Fiduciary shareholder approval and other customary closing conditions, and costs, and is expected to close in the second quarter of fiscal 2001.

VI.   FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Information on Franklin Templeton Investments' operations in various geographic areas of the world and a breakout of business segment information is contained in Note 6 in the Notes to the Financial Statements.

ITEM 2.  PROPERTIES

GENERAL DESCRIPTION

As of September 30, 2000, Franklin Templeton Investments leased its principal executive and administrative offices located at 777 Mariners Island Boulevard, San Mateo, California and offices and facilities in eight (8) additional locations in the immediate vicinity of its headquarters. In addition, Franklin Templeton Investments owns seven (7) buildings near Sacramento, California, as well as seven (7) buildings in St. Petersburg, Florida, two (2) buildings in Nassau, Bahamas as well as space in office buildings in Argentina, China and Singapore. Certain properties of Franklin Templeton Investments were under construction during fiscal 2000 as described below. Since Franklin Templeton Investments is operated on a unified basis, corporate activities, fund related activities, accounting operations, sales, real estate and banking operations, auto loans and credit cards, management information system activities, publishing and printing operations, shareholder service operations and other business activities and operations take place in a variety of such locations. Franklin Templeton Investments or its subsidiaries also lease office space domestically in Florida, New York, and Utah and internationally in Australia, Brazil, Canada, China, England, France, Germany, Holland, Hong Kong, India, Italy, Japan, Korea, Luxembourg, Poland, Russia, Scotland, South Africa, Spain, Switzerland, Taiwan, and Turkey.

I.    LEASED PROPERTIES

As of September 30, 2000, Franklin Templeton Investments leased properties at the locations set forth below:

                                Approximate     Approximate
                                     Square     Current Base          Expiration
 LOCATION                           FOOTAGE   MONTHLY RENTAL                DATE

777 Mariners Island Boulevard
San Mateo, CA  94404                176,000         $585,000           July 2001

500 East Broward Boulevard
Ft. Lauderdale, FL  33394           135,000         $293,000           June 2011

555 Airport Boulevard
Burlingame, CA  94010                94,000         $229,000           July 2001

1800 Gateway Drive
San Mateo, CA  94404(a)              70,000         $214,000        October 2001

1810 Gateway Drive
San Mateo, CA  94404(b)              48,000         $177,000           June 2001

1950 Elkhorn Court
San Mateo, CA  94403(c)              37,000          $46,000           July 2001

901 Mariners Island Blvd.
San Mateo, CA  94404                 16,000          $44,000         August 2001


951 Mariners Island Blvd.                                      Between July 2001
San Mateo, CA  94404                  9,000          $30,000     and August 2001


5130 Hacienda Drive                  49,000         $111,000            May 2007
Dublin, CA  94568

2000 Alameda de las Pulgas           36,000         $125,000       February 2005
San Mateo, CA 94403

51 JFK Parkway
Short Hills, NJ  07028               28,000          $80,000            May 2005

4760 Eastgate Mall
San Diego, CA  92121(d)              47,000          $55,000          March 2009

4780 Eastgate Mall                   47,000          $55,000          March 2009
San Diego, CA  92121(e)

4810 Eastgate Mall                   93,321         $144,647          April 2010
San Diego, CA  92121(f)

4820 Eastgate Mall                   63,532          $98,474            May 2010
San Diego, CA  92121(g)

1400 Fashion Island Boulevard
San Mateo, CA  94404                 13,000          $44,000           June 2001

Other U.S. Locations                 64,000             --                --

Foreign Locations                   257,000             --                --


(a) Franklin Templeton Investments, at its option, may terminate the lease by providing the lessor with six (6) months notice to terminate.

(b) Franklin Templeton Investments subleased 4,000 square feet of the 1810 Gateway Drive property to a third party until July 1, 2001.

(c) Franklin Templeton Investments subleased the 1950 Elkhorn Court property to a third party until July 31, 2001.

(d) Franklin Templeton Investments subleased the 4760 Eastgate Mall property to a third party until August 31, 2007.

(e) Franklin Templeton Investments subleased the 4780 Eastgate Mall property to a third party until March 31, 2009.

(f) Franklin Templeton Investments subleased the 4810 Eastgate Mall property to a third party until April 30, 2010.

(g) Franklin Templeton Investments subleased the 4820 Eastgate Mall Property to a third party until May 31, 2010.

II.   OWNED PROPERTIES

In Rancho Cordova, California, Franklin Templeton Investments owns five (5) office buildings totaling approximately 424,000 square feet, plus a data center/warehouse facility of approximately 162,000 square feet and a warehouse building of approximately 69,000 square feet.

In St. Petersburg, Florida, Franklin Templeton Investments owns seven (7) office buildings totaling approximately 670,000 square feet, as well as an approximate 117,000 square foot facility devoted to a computer data center, training, warehouse and mailing operations in St. Petersburg, Florida.

Franklin Templeton Investments owns two (2) office buildings in Nassau, Bahamas, of approximately 14,000 square feet and approximately 25,000 square feet, respectively, as well as a nearby condominium residence. Franklin Templeton Investments also owns three (3) separate office-building floors of approximately 1,200, 8,000 and 10,000 square feet in Shanghai, China, Buenos Aires, Argentina, and Singapore, respectively.

III.  SALE OF CORPORATE HEADQUARTERS

On July 11, 2000, Franklin Templeton Investments finalized the sale of its 60% interest in its current headquarters in San Mateo, California to an independent third party. The total purchase price for the property was $80.0 million of which approximately $22.0 million was applied toward the payment of an outstanding loan secured by the property. Franklin Templeton Investments received proceeds from the sale of approximately $34.0 million, net of closing costs and will record a gain on sale of approximately $32.8 million, net of the write-off of certain leasehold improvements on the property. Franklin Templeton Investments will recognize this gain over a 12-month period ending July 31, 2001, the anticipated period over which Franklin Templeton Investments have agreed to leaseback the property pending completion of construction of its new corporate headquarters in San Mateo, California.

IV.   NEW CORPORATE HEADQUARTERS

In June 1999, Franklin Templeton Investments acquired approximately 32 acres of undeveloped land ("Bay Meadows") located in San Mateo, California for a total purchase price of $21.6 million. In connection with this purchase, Franklin Templeton Investments deposited with the seller and the City of San Mateo $22 million representing an estimate of our share of certain off-site improvements. A final reconciliation of the actual amount due to the seller will be made after the improvements have been completed.

In June 2000, Franklin Templeton Investments entered into a five-year operating lease agreement in connection with the construction of the new corporate headquarters to be located on a portion of Bay Meadows, which Franklin Templeton Investments has ground leased to a special purpose lessor trust. The total cost of the corporate headquarters covered by this lease agreement is limited to $170 million. The lease provides for a substantial residual value guarantee (approximately 85% of the total cost) by Franklin Templeton Investments which is due on termination of the lease. The lease includes renewal options that can be exercised at the end of the initial lease period, and purchase options that can be exercised prior to the expiration of the lease term. Upon termination of the lease, Franklin Templeton Investments can either exercise our purchase option, or the property can be sold to a third party. Franklin Templeton Investments' interest in the portion of the Bay Meadows property covered by this lease (including our interest as owner of the fee interest in the land) is collateral for our obligations under the lease agreement, including our obligations to pay the residual value guaranty. FRI has provided a guaranty of the obligations of the subsidiary that signed the lease agreement, in a manner substantially similar to the guaranty for our revolving line of credit agreements.

ITEM 3.  LEGAL PROCEEDINGS

Franklin Templeton Investments previously reported that three individual plaintiffs, James C. Roumell, Michael J. Wetta and Richard Waksman, filed a consolidated complaint in the U.S. District Court for the Southern District of Florida against Templeton Vietnam Opportunities Fund, Inc. (now known as Templeton Vietnam and Southeast Asia Fund, Inc.); Templeton Asset Management, Ltd., an indirect wholly-owned subsidiary of FRI and the investment manager of the closed-end investment company; certain of the fund's officers and directors; FRI; and Templeton Worldwide, Inc., an FRI subsidiary. The plaintiffs in that action, captioned In Re: Templeton Securities Litigation (Civil Action No. 98-6059), moved to certify a class with respect to certain claims raised in the consolidated complaint. The court has not ruled on the motion to certify a class.

Other than as stated above, there have been no material developments in this litigation during the past fiscal year.

Franklin Templeton Investments is involved from time to time in litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect Franklin Templeton Investments' business or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

INFORMATION ABOUT FRANKLIN TEMPLETON INVESTMENTS' COMMON STOCK

FRI's common stock is traded on the New York Stock Exchange ("NYSE") and the Pacific Exchange, Inc. under the ticker symbol BEN and the London Stock Exchange under the ticker symbol FKR. On September 30, 2000, the closing price of FRI's common stock on the NYSE was $44.43 per share. At December 1, 2000, there were approximately 4,900 shareholders of record. Based on nominee solicitation, we believe that there are approximately 25,000 beneficial shareholders whose shares are held in street name.

The following table sets forth the high and low sales prices for FRI's common stock on the NYSE. See Note 16 in the Notes to the Financial Statements.


                                  2000 FISCAL YEAR           1999 FISCAL YEAR
                                  ----------------           ----------------
QUARTER                            HIGH         LOW          HIGH          LOW
--------------------------------------------------------------------------------
October-December                  35.00        27.44         45.62        26.50
January-March                     39.19        24.63         38.38        27.00
April-June                        36.25        28.19         45.00        27.12
July-September                    45.63        30.00         43.44        29.75


Franklin Templeton Investments declared dividends of $0.24 per share in fiscal 2000 and $0.22 per share in fiscal 1999. Franklin Templeton Investments expects to continue paying dividends on a quarterly basis to common stockholders depending upon earnings and other relevant factors.

ITEM 6.  SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

in millions, except assets under
management and per share amounts

AS OF AND FOR THE
YEARS ENDED SEPTEMBER 30,       2000      1999      1998      1997     1996
---------------------------------------------------------------------------

SUMMARY OF OPERATIONS

  Operating revenues        $2,340.1  $2,262.5  $2,577.3  $2,163.3 $1,519.5
  Net income                   562.1     426.7     500.5     434.1    314.7
FINANCIAL DATA
  Total assets               4,042.4   3,666.8   3,480.0   3,095.2  2,374.2
  Long-term debt               294.1     294.3     494.5     493.2    399.5
  Stockholders' equity       2,965.5   2,657.0   2,280.8   1,854.2  1,400.6
  Operating cash flow          701.7     584.5     693.7     428.5    359.6

ASSETS UNDER MANAGEMENT
in billions
   Period ending               229.9     218.1     208.6     226.0    151.6
   Simple monthly average      227.7     219.8     226.9     192.0    141.1
PER COMMON SHARE
  Earnings
   Basic                        2.28      1.69      1.98      1.72     1.30
   Diluted                      2.28      1.69      1.98      1.71     1.25
  Cash dividends                0.24      0.22      0.20      0.17     0.15
  Book value                   12.17     10.59      9.06      7.36     5.82


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
In this section, we discuss our results of operations and our financial condition. We also make some statements relating to the future which are called "forward-looking" statements. Although we do our best to make clear and accurate forward-looking statements, the actual results and outcomes could be significantly different from those that we discuss in this document. For this reason, you should not rely too heavily on these forward-looking statements. We encourage you to read the "Risk Factors" section below, where we discuss these statements in more detail.

GENERAL
The majority of our operating revenues, operating expenses and net income are derived from providing investment advisory and related services to retail mutual funds, institutional and private accounts, and other investment products. This is our primary business activity and operating segment. The mutual funds and other products that we advise, collectively called our sponsored investment products, are distributed to the public via three main brand names:

o Franklin
o Templeton
o Mutual Series

Our sponsored investment products include a broad range of domestic and global/international equity, balanced, fixed-income, sector and money market mutual funds, as well as other investment products that meet a wide variety of specific investment needs of individuals and institutions.

In fiscal 2001, we anticipate broadening our product lines with funds currently offered by two companies. In October 2000, the acquisition of Bissett and Associates Investment Management Ltd. ("Bissett"), added 12 funds to our Canadian product line, primarily in the balanced and growth asset classes. It also brought a number of institutional and private clients to the group. In October 2000, we also announced the proposed acquisition of Fiduciary Trust Company International ("Fiduciary"), a bank and trust the deposits of which are insured by the Federal Deposit Insurance Corporation. Fiduciary provides investment management services to institutions and private clients, primarily in the growth style. The acquisition is subject to approval by Fiduciary shareholders and various governmental regulatory authorities, and if approved, the acquisition is expected to be completed in the second quarter of fiscal 2001.

The level of our revenues is largely dependent upon the level and relative composition of assets under management. To a lesser degree, our revenues are also dependent on the level of mutual fund sales and the number of mutual fund shareholder accounts. The fees charged for our services are based on contracts between our subsidiary entities and our sponsored investment products or our clients. These arrangements could change in the future.

Our secondary business activity and operating segment is banking/finance. Our banking/finance group offers consumer lending and selected retail banking services to individuals.

Franklin Templeton Investments operates primarily in the United States, but we also provide services and earn revenues in Canada, the Bahamas, Europe, Asia, South America, Africa and Australia. The majority of these revenues and associated expenses, however, are denominated in U.S. dollars. Therefore, our exposure to foreign currency fluctuations in our revenues and expenses is not material at this time. This situation may change in the future as our business continues to grow outside the United States.

At September 30, 2000, we employed approximately 6,500 people in 29 countries, serving customers on six different continents.

Assets Under Management
(in billions)
                                                                                    2000        1999
as of September 30,                          2000        1999          1998      vs 1999     vs 1998
-----------------------------------------------------------------------------------------------------------------------
Equity
   Global/international                       $97.6       $96.8         $84.8         1%         14%
   Domestic (U.S.)                             53.9        37.6          37.6        43%          --
   Total equity                               151.5       134.4         122.4        13%         10%
-----------------------------------------------------------------------------------------------------------------------
Hybrid Funds                                    9.3        10.2          11.2       (9)%        (9)%
Fixed-income
   Tax-free                                    44.0        48.2          50.5       (9)%        (5)%
   Taxable
     Domestic                                  15.6        15.8          16.0       (1)%        (1)%
     Global/international                       4.2         3.9           3.7         8%          5%
   Total fixed-income                          63.8        67.9          70.2       (6)%        (3)%
-----------------------------------------------------------------------------------------------------------------------
Money Funds                                     5.3         5.6           4.8       (5)%         17%
-----------------------------------------------------------------------------------------------------------------------
   Total                                     $229.9      $218.1        $208.6         5%          5%
-----------------------------------------------------------------------------------------------------------------------
Simple monthly average for the year/1/       $227.7      $219.8        $226.9         4%        (3)%


/1/ Investment management fees from approximately 60% of our assets under management at September 30, 2000 are calculated using a daily average assets under management figure.


Our assets under management at the end of fiscal 2000 were $229.9 billion, 5% higher than the prior fiscal year end. The simple monthly average value of these assets during fiscal 2000 was $227.7 billion as compared to $219.8 billion in fiscal 1999, a 4% increase. As was evident in fiscal 1999, the change in the simple monthly average assets under management is generally more indicative of investment management fee revenue trends than the period end change year over year. Equity assets comprised 66% of our ending assets under management at September 30, 2000, as compared to 62% at the same time last year.

The change in our assets under management was as follows.

Assets Under Management
(in billions)

                                                                                    2000        1999
year ended September 30,                     2000        1999          1998      vs 1999     vs 1998
-----------------------------------------------------------------------------------------------------------------------
Beginning assets under management            $218.1      $208.6        $226.0         5%        (8)%
Sales                                          51.7        41.8          56.5        24%       (26)%
Reinvested dividends                            8.7         3.9           4.7       123%       (17)%
Redemptions                                   (62.8)      (59.5)        (45.9)        6%         30%
Appreciation (depreciation)                    14.2        23.3         (32.7)     (39)%          --
-----------------------------------------------------------------------------------------------------------------------
Ending assets under management               $229.9      $218.1        $208.6         5%          5%



During fiscal 2000 and fiscal 1999, our sponsored investment products experienced overall net cash outflows in contrast to the net cash inflows experienced in fiscal 1998. Gross sales increased 24% in fiscal 2000 on average across our sponsored investment products, but sales increases were strongest in the equity products, which accounted for 62% of total sales during the fiscal year. In fiscal 2000 and fiscal 1999, net outflows were offset by market appreciation. In fiscal 1998, market depreciation, principally in the fourth quarter, offset net inflows.

RESULTS OF OPERATIONS
The table below presents the highlights of our operations for the last three fiscal years.

(in millions except per share amounts)
                                                                                    2000        1999
                                             2000        1999          1998      vs 1999     vs 1998
-----------------------------------------------------------------------------------------------------------------------
Net Income                                   $562.1      $426.7        $500.5        32%       (15)%
Earnings Per Share
   Basic                                       $2.28       $1.69         $1.98       35%       (15)%
   Diluted                                     $2.28       $1.69         $1.98       35%       (15)%
   Without restructuring charge                $2.28       $1.86         $1.98       23%        (6)%
Operating Margin
   As reported                                 28%         24%           25%          --          --
   Without restructuring charge                28%         26%           25%          --          --
EBITDA Margin/1/
   As reported                                 36%         30%           30%          --          --
   Without restructuring charge                36%         33%           30%          --          --


/1/ EBITDA margin is earnings before interest, taxes on income, depreciation and the amortization of intangibles divided by total revenues.


Net income and diluted earnings per share for fiscal 2000 increased by 32% and 35%, respectively, principally as a result of increased investment management fees from increased average assets under management and as a result of a restructuring charge taken in fiscal 1999. Net income and diluted earnings per share for fiscal 1999 decreased by 15%, principally as a result of the $58.5 million pretax restructuring charge in fiscal 1999 and decreased investment management fee revenues.

The table below presents the percentage change in each category between fiscal 2000 and fiscal 1999 and between fiscal 1999 and fiscal 1998.

Operating Revenues
                                             2000        1999        As a percentage of total revenues
                                          vs 1999     vs 1998          2000         1999        1998
-----------------------------------------------------------------------------------------------------------------------
Investment management fees                     4%        (5)%            60%          59%         55%
Underwriting and distribution fees           (1)%       (27)%            30%          32%         38%
Shareholder servicing fees                    14%         15%             9%           8%          6%
Other, net                                    12%       (13)%             1%           1%          1%
-----------------------------------------------------------------------------------------------------------------------
Total operating revenues                       3%       (12)%           100%         100%        100%
-----------------------------------------------------------------------------------------------------------------------

SUMMARY
In fiscal 2000, total operating revenues increased 3% due primarily to increased simple monthly average assets under management and shareholder servicing fee increases. In fiscal 1999, operating revenues fell 12% from fiscal 1998 levels as investment management and underwriting and distribution fees declined consistent with decreases in the simple monthly average value of our assets under management and sales volumes.

INVESTMENT MANAGEMENT FEES
Investment management fees, the largest component of our operating revenues, include both investment advisory and business management fees. These fees are generally calculated under contractual arrangements with our sponsored investment products as a percentage of the market value of assets under management. Annual rates vary and generally decline as the average net assets of the portfolios exceed certain threshold levels. In return for these fees, we provide investment advisory, administrative and other management services.

Investment management fees increased 4% in fiscal 2000, primarily due to 4% higher simple monthly average assets under management. Our effective investment management fee rate remained relatively constant during the year at 0.61%; however, future changes in the composition of assets under management could affect our effective investment management fee rate. In fiscal 1999, investment management fees decreased 5%, primarily due to 3% lower average simple assets under management and a 2% shift in our asset mix towards lower-fee fixed-income products.

UNDERWRITING AND DISTRIBUTION FEES
Underwriting commissions are earned from the sale of certain classes of mutual funds that have a sales commission paid at the time of purchase. Distribution fees are paid by our sponsored mutual funds in return for sales and marketing efforts on their behalf. Distribution fees include 12b-1 plan fees that are subject to maximum pay-out levels, based upon a percentage of the assets in each fund. A significant portion of underwriting commissions and distribution fees are paid to the brokers and other intermediaries who sell our sponsored investment products to the investing public on our behalf. See the description of underwriting and distribution expenses below.

Overall, underwriting and distribution fees decreased 1% in fiscal 2000, despite a 24% increase in product sales. The decrease resulted from a decline in commissionable sales year over year, which led to a 12% reduction in aggregate sales commission revenues. Sales at reduced or zero commissions are offered on certain classes of shares and for sales to shareholders or intermediaries that exceed specified minimum amounts. Thus, as the mix of sales change, so will our commission revenue. The decline in sales commission revenue was offset by an increase in distribution fees during fiscal 2000. This increase was primarily due to the increased simple monthly average assets under management.

Underwriting and distribution fees decreased 27% in fiscal 1999 primarily due to reduced commission revenues from lower mutual fund sales and distribution fees from the 3% decrease in simple average assets under management.

SHAREHOLDER SERVICING FEES
Shareholder servicing fees are generally fixed charges per shareholder account that vary with the particular type of fund and the service being rendered, although some funds are charged fees based on the level of assets under management. Fees are received as compensation for providing transfer agency services which include providing customer statements, transaction processing, customer service and tax reporting. Current agreements with the sponsored investment products provide that closed accounts in a given calendar year remain billable through the second quarter of the following calendar year at a reduced rate.

In fiscal 2000, shareholder servicing fees increased 14% over fiscal 1999. This was due to increased fees from funds whose servicing fees are based on assets under management and increases in the per account charge, partially offset by a decrease in the average number of billable accounts for the fiscal year. In fiscal 1999, shareholder servicing fees increased 15% over fiscal 1998 as a result of a 2.0 million (24%) increase in average billable shareholder accounts, a substantial portion of which were closed accounts, and an increase in the per account charge.

OTHER, NET
Other, net consists primarily of revenues from our banking/finance operating segment:

o operating revenues, consisting primarily of interest on loans outstanding and servicing income
o interest expense
o provision for loan losses

Other, net has remained relatively constant during the three-year period. Securitization of a portion of the auto loan portfolio in March 2000 resulted in a loss that was offset by revenues from the residual portfolio. Another securitization is planned during fiscal 2001.

We have considered the potential impact of the effect on the banking/finance segment of a 100 basis point (1%) movement in market interest rates and we do not expect it would have a material impact on our operating revenues or consolidated results of operations.

Operating Expenses
                                             2000        1999        As a percentage of total expenses
                                          vs 1999     vs 1998          2000         1999        1998
-----------------------------------------------------------------------------------------------------------------------
Underwriting and distribution                  --       (26)%            37%          36%         43%
Compensation and benefits                      4%        (7)%            32%          30%         29%
Information systems, technology
 and occupancy                                 1%         17%            13%          12%          9%
Advertising and promotion                    (4)%       (16)%             6%           6%          7%
Amortization of deferred sales
 commissions                                (13)%        (9)%             5%           6%          5%
Amortization of intangible assets              --          1%             2%           2%          2%
Other                                          5%       (14)%             5%           5%          5%
Restructuring charges                      (100)%        100%           n/a            3%        n/a
-----------------------------------------------------------------------------------------------------------------------
Total operating expenses                     (3)%       (11)%           100%         100%        100%
-----------------------------------------------------------------------------------------------------------------------

SUMMARY
In fiscal 2000, operating expenses decreased 3% primarily due to the restructuring charge of fiscal 1999. In fiscal 1999, operating expenses fell 11% principally due to reduced underwriting and distribution expenses offset by the restructuring charge.

UNDERWRITING AND DISTRIBUTION
Underwriting and distribution includes sales commissions and distribution fees paid to brokers and other third parties for selling, distributing and providing ongoing services to investors in our sponsored investment products. During fiscal 2000, underwriting and distribution expenses remained at 1999 levels. Total sales increased in fiscal 2000 by 24%, but a significant number of those additional sales were at a low or zero commission rate, resulting in a smaller proportional increase in the commissions paid to intermediaries in fiscal 2000 compared to fiscal 1999. Distribution fees increased consistent with the growth in simple monthly average assets under management which more than offset the reduced commission expense.

During fiscal 1999, underwriting and distribution expenses decreased 26%, consistent with the downward trend in underwriting and distribution revenues.

COMPENSATION AND BENEFITS
Compensation and benefits increased 4% in fiscal 2000, primarily due to annual salary increases awarded in October 1999 and market adjustments awarded throughout fiscal 2000 for certain employees, partially offset by a 14% decrease in the average employee headcount during fiscal 2000 as compared to fiscal 1999. The number of employees at September 30, 2000 was approximately 6,500 as compared to the approximately 6,700 at the same time last year. In order to hire and retain our key employees in the current low unemployment labor market, we are committed to keeping our salaries and benefit packages competitive, which means that the level of compensation and benefits may increase more quickly than our revenues. Compensation and benefits decreased 7% in fiscal 1999, primarily due to a reduction in the overall number of employees following the restructuring plan of fiscal 1999 and decreased temporary labor costs and employee overtime.

INFORMATION SYSTEMS, TECHNOLOGY AND OCCUPANCY
Information systems, technology and occupancy costs increased 1% in fiscal 2000. This increase is not indicative of the actual increase in technology expenses, as we have significantly increased our expenditure on technology intiatives in fiscal 2000. However, that increase was offset by a decrease in Year 2000 expenses and increased capitalization of technology costs following the adoption of a new accounting rule. During the past year, we embarked on a number of significant system upgrades, successfully transitioned to the Year 2000, and developed e-business strategies to improve our service levels, work environment and productivity. We expect that such major system undertakings will continue to have an impact on our overall expenditures through fiscal 2001 and beyond. In addition, during fiscal 2000, we incurred slightly higher occupancy costs related to our site consolidation efforts, new facilities and the pending relocation to our San Mateo worldwide headquarters. We capitalized information systems and technology costs of $70.5 million, $45.4 million and $101.2 million during fiscal 2000, 1999 and 1998, respectively. Information systems, technology and occupancy costs increased 17% in fiscal 1999 as compared to fiscal 1998, primarily as a result of Year 2000 planning, remediation and testing expenditures.

ADVERTISING AND PROMOTION
Advertising and promotion expenses decreased 4% in fiscal 2000. We initiated a number of campaigns to increase the visibility of our three major Franklin Templeton Investments brand names: Franklin, Templeton and Mutual Series. This increased expenditure was partially offset by cost efficiencies associated with printing and marketing material production expenditures. In fiscal 1999, we reduced expenditures on media advertising and reduced other promotional activities in line with our general restructuring efforts.

AMORTIZATION OF DEFERRED SALES COMMISSIONS
Amortization of deferred sales commissions decreased 13% in fiscal 2000 and 9% in fiscal 1999, principally as a result of lower class C sales in the U.S. Certain fund classes, namely classes B and C, are sold without a front-end sales charge to shareholders, while, at the same time, our distribution subsidiaries pay a commission to selling brokers and other intermediaries. Similarly, class A shares are sold without a front-end sales charge to shareholders when certain minimum investment criteria are met, yet our U.S. distribution subsidiaries pay a commission on the sale. We have arranged to sell certain deferred commission assets ("DCA") arising from our U.S. operations to Lightning Finance Company Limited, ("LFL"). DCA that remains on our books, principally class A and C shares, is capitalized and amortized. Our Canadian and European sponsored investment products have arranged for financing of these sales commissions directly with LFL. As a result of these arrangements, Canadian and European DCA are not recorded in our financial statements. During the fiscal year, we sold or financed sales commissions globally totaling $56.0 million to LFL, compared to $69.3 million in fiscal 1999.

RESTRUCTURING CHARGE
During fiscal 1999, we recognized pretax restructuring charges of $58.4 million. These charges were related to a plan announced and initiated by management in the first quarter of fiscal 1999. We do not expect to incur any incremental charges with respect to this plan. All of the $58.4 million total restructuring charge was utilized at September 30, 2000. The anticipated lost revenues associated with products discontinued in connection with such restructuring are not expected to have a material impact on ongoing results of operations.

OTHER INCOME (EXPENSE)
Investment and other income is comprised primarily of:

o dividends from investments in our sponsored mutual funds
o interest income from investments in bonds and government securities
o realized gains and losses on investments
o foreign currency exchange gains and losses

Investment income increased 61% in fiscal 2000, due to higher average available cash balances to invest, higher interest rates, and greater realized gains. Realized gains of $8.2 million were included in other income related to the $32.9 million gain on the sale of our headquarters building in San Mateo, which is being recognized over the 12-month leaseback period. In fiscal 1999, higher interest income was offset by lower dividend income and reduced realized gains from the sale of investments.

Interest expense decreased 33% and 7% in fiscal 2000 and fiscal 1999, respectively, following a reduction in our average outstanding debt.

TAXES ON INCOME
Our effective income tax rate for fiscal 2000 declined to 24% on an annual basis compared to 26% in fiscal 1999 and fiscal 1998. The effective tax rate will continue to be reflective of the relative contributions of foreign earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income.

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2000, we had $746.0 million in cash and cash equivalents, as compared to $819.2 million at September 30, 1999. Liquid assets, which consist of cash and cash equivalents, investments available-for-sale and current receivables increased to $1,677.1 million at September 30, 2000 from $1,490.1 million at September 30, 1999. At September 30, 2000, approximately $643.4 million was available to Franklin Templeton Investments under unused commercial paper and medium-term note programs. Revolving credit facilities at September 30, 2000 totaled $550 million, of which $250 million was available under a 364-day facility. The remaining $300 million facility will expire in May 2003.

Cash provided by operating activities increased to $701.7 million in fiscal 2000 from $584.5 million in fiscal 1999. This increase was due mainly to higher net income resulting from lower operating expenses, increased revenues and a reduced effective tax rate. In fiscal 2000, we purchased $254.1 million of investments, net of sales; invested net cash of $77.4 million in the banking/finance segment; and used $108.4 million to purchase property and equipment, using a total of $435.8 million in investing activities. Net cash used in financing activities during the year was $339.1 million, compared to $348.6 million in 1999. We used approximately $250.0 million in cash to purchase 8.4 million shares of common stock and paid approximately $58.0 million in dividends.

Outstanding debt declined to $362.9 million at September 30, 2000, compared to $403.2 million at September 30, 1999. Debt primarily consisted of fixed-interest medium-term notes and commercial paper that carried interest at variable rates. As described in Note 7 in Notes to the financial statements, we participate in the financial derivatives markets solely to manage our exposure to variable interest-rate fluctuations on a portion of commercial paper. Our overall weighted average interest rate on outstanding commercial paper and medium-term notes was 6.5% and 6.2%, at September 30, 2000 and September 30, 1999, respectively. Through our current interest-rate swap agreements and medium-term note program we have fixed the rates of interest we pay on 49% of our outstanding debt. Interest-rate swaps of $90 million matured in October 2000. Medium-term notes of $60 million mature in March 2001. Other fixed-rate debt has various maturity dates through October 2003.

We have entered into a series of agreements to finance the construction of a new corporate headquarters on a 32-acre site in San Mateo, California. An owner-lessor trust has been set up to finance the construction and lease the completed facility. The construction is substantially on target and we expect to move into our new headquarters in the summer of 2001. The lease agreements are not expected to impact our cash flows or financial condition materially during the initial five-year lease period.

We have arranged with LFL for non-recourse financing of sales commissions related to our class B shares globally. We are currently negotiating with LFL to purchase the DCA related to class C shares in fiscal 2001. At September 30, 2000, the cumulative sales commissions advanced by us which we have sold to or financed through LFL approximated $215.6 million.

We expect that the principal uses of cash will be to increase assets under management through expansion, make strategic acquisitions, fund property and equipment acquisitions, enhance our technology infrastructure, improve our business processes, pay shareholder dividends and repay and service debt. We expect to finance future increases in investment in our banking/finance activities through operating cash flows, debt, or the securitization of a portion of the receivables from consumer lending activities. We believe that our existing liquid assets, together with the expected continuing cash flow from operations, our borrowing capacity under current credit facilities, our sales commission financing arrangement and our ability to issue stock will be sufficient to meet our present and reasonably foreseeable operating cash needs.

RISK FACTORS
"FORWARD-LOOKING STATEMENTS." When used in this Annual Report, words or phrases about the future such as "expected to," "will continue," "anticipates," "estimates," or similar expressions are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Statements about key employee compensation; financing construction of our new corporate headquarters; financing up front sales commissions paid; the acquisition of Fiduciary; our future cash needs and the expected sources of future cash inflows are also "forward-looking statements." These types of statements are subject to certain risks and uncertainties, such as the factors described in the risk factors outlined below. These risks and uncertainties could cause our current expectations and predictions in the forward-looking statements to be wrong. Forward-looking statements are our best prediction at the time that they are made, and you should not rely on them. Rather, you should read the forward-looking statements in conjunction with the risk disclosures in this Annual Report. If a circumstance occurs that causes any of our forward-looking statements to be inaccurate, we have no obligation to publicly announce the change in our expectations, or to revise the forward-looking statements.

WE FACE STRONG COMPETITION FROM NUMEROUS AND SOMETIMES LARGER COMPANIES. We compete with numerous investment management companies, stock brokerage investment banking firms, insurance companies, banks, online and Internet investment sites, savings and loan associations and other financial institutions. These companies also offer financial services and other investment alternatives. Recent consolidation in the financial services industry has created stronger competitors with greater financial resources and broader distribution channels than our own. In addition, the online services that we may offer may fail to compete effectively with other alternatives available to investors. To the extent that existing or potential customers decide to invest with our competitors, our market share, revenues and net income could decline.

COMPETING SECURITIES DEALERS AND BANKS COULD RESTRICT SALES OF OUR FUNDS. Many of the securities dealers on whom we rely to sell and distribute Franklin, Templeton and Mutual Series fund shares also have mutual funds under their own names that compete directly with our products. The banking industry also continues to expand its sponsorship of proprietary funds. These firms or banks could decide to limit or restrict the sale of our fund shares, which could lower our future sales and cause our revenues to decline.

CHANGES IN THE DISTRIBUTION CHANNELS ON WHICH WE DEPEND COULD REDUCE OUR REVENUES AND HINDER OUR GROWTH. We derive nearly all of our sales through broker/dealers and other similar investment advisors. Increasing competition in these distribution channels has caused our distribution costs to rise and could cause further increases in the future. Higher distribution costs lower our net revenues and earnings. Additionally, if one of the major financial advisors who distributes our products were to cease operations, even for a few days, it could have a significant adverse impact on our revenues and earnings. Moreover, our failure to maintain strong business relationships with these advisors would impair our ability to distribute and sell our products, which would have a negative effect on our level of assets under management, related revenues and overall business and financial condition.

NEW SHARE CLASSES THAT WE HAVE INTRODUCED YIELD LOWER REVENUES AND HAVE REDUCED OPERATING MARGINS. Although we receive reduced or no sales charge at the time of initial investments in our class A shares that are related to tax deferred plans and involve sales of more than $1 million, and in our class B shares and C shares, we must nonetheless pay the related dealer commission. In addition, due to industry competition, the dealer commissions that we pay on these types of shares are now higher than in the past and may increase in the future. This could have a negative effect on our liquidity and operating margins.

IF OUR ASSET MIX SHIFTS TO PREDOMINANTLY FIXED-INCOME PRODUCTS, OUR REVENUES COULD DECLINE. We derive higher fee revenues and income from the equity assets that we manage. Changing market conditions may cause a shift in our asset mix towards fixed-income products and a decline in our income and revenue.

WE HAVE BECOME SUBJECT TO AN INCREASED RISK OF ASSET VOLATILITY FROM CHANGES IN THE GLOBAL EQUITY MARKETS. As our asset mix has shifted since 1992 from predominantly fixed-income to a majority of equity assets, we have become subject to an increased risk of asset volatility from changes in global equity markets. Declines in these markets have caused in the past, and would cause in the future, a decline in our income and revenue.

THE LEVELS OF OUR ASSETS UNDER MANAGEMENT ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS. Global economic conditions, interest rates, inflation rates and other factors that are difficult to predict affect the mix, market values, and levels of our assets under management. Fluctuations in interest rates and in the yield curve affect the value of fixed-income assets under management as well as the flow of funds to and from fixed-income funds. In turn, this affects our asset management revenues from those assets. Similarly, changes in the equity marketplace may significantly affect the level of our assets under management. The factors above often have opposite effects on equity funds and fixed-income funds, making it difficult for us to predict the net effect of any particular set of conditions on our business and to devise effective strategies to counteract those conditions.

WE FACE RISKS ASSOCIATED WITH CONDUCTING OPERATIONS IN NUMEROUS FOREIGN COUNTRIES. We sell mutual funds and offer investment advisory and related services in many different regulatory jurisdictions around the world, and intend to continue to expand our operations internationally. Regulators in these jurisdictions could change their policies or laws in a manner that might restrict or otherwise impede our ability to distribute or register investment products in their respective markets, which could force us to revise our business strategy.

GENERAL ECONOMIC AND SECURITIES MARKETS FLUCTUATIONS MAY REDUCE OUR SALES AND MARKET SHARE. Adverse general securities market conditions, increased market volatility, currency fluctuations, governmental regulations and recessionary global economic conditions could reduce our mutual fund share sales and other financial services products sales. Increased and unusual market volatility and high valuations in the technology sector and many "new economy" stocks could also reduce our mutual fund share sales to the extent that customers decided to shift to predominately fixed-income products. Similarly, our securitized consumer receivables business is subject to marketplace fluctuation. General economic and credit market downturns could reduce the ability of our customers to repay loans, which could cause our consumer loan portfolio losses to increase.

OUR INABILITY TO MEET CASH NEEDS COULD HAVE A NEGATIVE EFFECT ON OUR FINANCIAL CONDITION AND BUSINESS OPERATIONS. Our ability to meet anticipated cash needs depends upon factors including our asset value, our creditworthiness as perceived by lenders and the market value of our stock. Similarly, our ability to securitize and hedge future portfolios of auto loan and credit card receivables, and to obtain continued financing for class B shares, is also subject to the market's perception of those assets, finance rates offered by competitors, and the general market for private debt. If we are unable, for any reason, to obtain these funds and financing, we may be forced to incur unanticipated costs or revise our business plan.

WE FACE INCREASED COMPETITION IN HIRING AND RETAINING QUALIFIED EMPLOYEES. Our continued success will depend upon our ability to attract and retain qualified personnel. Competition to hire these employees has increased, particularly in certain geographic locations where the majority of our workforce is employed. We may be forced to offer compensation and benefits to these employees at a level that exceeds inflation. With historically low unemployment in the United States, qualified personnel are now moving between firms and starting their own companies with greater frequency. If we are not able to attract and retain qualified employees, our overall business condition and revenues could suffer.

OUR EMERGING MARKET PORTFOLIOS AND RELATED REVENUES ARE VULNERABLE TO POLITICAL AND ECONOMIC RISKS ASSOCIATED WITH EMERGING MARKETS. Our emerging market portfolios and revenues derived from managing these portfolios are subject to significant risks of loss from political and diplomatic developments, currency fluctuations, social instability, changes in governmental polices, expropriation, nationalization, asset confiscation and changes in legislation related to foreign ownership. Foreign trading markets, particularly in some emerging market countries are often smaller, less liquid, less regulated and significantly more volatile than the U.S. and other established markets.

DIVERSE AND STRONG COMPETITION LIMITS THE INTEREST RATES THAT WE CAN CHARGE ON CONSUMER LOANS. We compete with many types of institutions for consumer loans, including the finance subsidiaries of large automobile manufacturers. Some of these competitors can provide loans at significantly below-market interest rates in connection with automobile sales. Our inability to compete effectively against these companies or to maintain our relationships with the various automobile dealers through which we offer consumer loans could harm the growth of our consumer loan business.

RISK FACTORS RELATING TO THE POOLING OF INTERESTS COMBINATION WITH FIDUCIARY
THE TRANSACTION IS SUBJECT TO REGULATORY AND SHAREHOLDER APPROVAL. Our Agreement and Plan of Share Acquisition with Fiduciary is subject to the approval of the share exchange by various governmental and regulatory agencies. The share exchange is also subject to the approval of the shareholders of Fiduciary. There is no assurance that all the necessary approvals will be obtained.

WE MAY BE SUBJECT TO A SUBSTANTIAL TERMINATION FEE IF WE CANCEL THE TRANSACTION. The Agreement and Plan of Acquisition requires us to pay a termination fee of $25 million if, under certain circumstances, the Agreement and Plan of Acquisition is terminated.

THE COMBINED BUSINESSES MAY NOT BE FULLY OR SUCCESSFULLY INTEGRATED. The success of the pooling of interests combination of Franklin Templeton Investments and Fiduciary depends in large part on the ability of the businesses of each company to be integrated fully and successfully. The revenue synergies and cost savings from the transaction may not be fully realized or may take longer to achieve than anticipated. Delays and/or disruptions arising from and during the integration and transition in connection with the business combination could make it more difficult for us and Fiduciary to attract and maintain business relationships with clients, retain employees, expand and compete effectively.

FOLLOWING THE TRANSACTION, WE WILL BE SUBJECT TO FEDERAL RESERVE BOARD REGULATION. We expect to become a bank holding company and financial holding company that will be subject to Federal Reserve Board regulation under the Bank Holding Company Act of 1956. Following the transaction, we and our subsidiaries will be subject to certain banking regulations, including minimum capital requirements. Additionally, prior approval of the Federal Reserve Board may be required in order to effect a change in control of us.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, the financial position of Franklin Templeton Investments is subjected to a variety of risks, including market risk associated with interest rate movements. Franklin Templeton Investments is exposed to changes in interest rates primarily in its debt transactions. Through its interest-rate swap agreements and its medium-term note program Franklin Templeton Investments has effectively fixed the rate of interest it pays on 49% of its debt outstanding at September 30, 2000. As a result, Franklin Templeton Investments does not believe that the effect of reasonably possible near-term changes in interest rates on Franklin Templeton Investments' financial position, results of operations or cash flow would be material.

We have considered the potential impact of the effect on the banking/finance segment of a 100 basis point (1%) movement in market interest rates and we do not expect it would have a material impact on our operating revenues or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index of Consolidated Financial Statements for the years ended September 30, 2000, 1999 and 1998.

CONTENTS

Consolidated Financial Statements of Franklin Resources, Inc.:

                                                                      Page

Consolidated Statements of Income
   for the years ended September 30, 2000, 1999, and 1998

Consolidated Balance Sheets
   as of September 30, 2000 and 1999

Consolidated Statements of Stockholders' Equity and Comprehensive Income as of and for the years ended September 30, 2000, 1999, and 1998

Consolidated Statements of Cash Flows
   for the years ended September 30, 2000, 1999, and 1998

Notes to Consolidated Financial Statements

Report of Independent Accountants


All schedules have been omitted as the information is provided in the financial statements or in related notes thereto or is not required to be filed as the information is not applicable.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)


For the years ended September 30,                                          2000                1999                 1998
-----------------------------------------------------------------------------------------------------------------------------
Operating Revenues
   Investment management fees                                           $1,399,121          $1,340,612           $1,413,273
   Underwriting and distribution fees                                      709,285             718,871              982,647
   Shareholder servicing fees                                              211,416             184,948              160,560
   Other, net                                                               20,318              18,066               20,792
-----------------------------------------------------------------------------------------------------------------------------
   Total operating revenues                                              2,340,140           2,262,497            2,577,272
Operating Expenses
   Underwriting and distribution                                           623,144             620,047              841,706
   Compensation and benefits                                               535,710             515,137              553,085
   Information systems, technology and occupancy                           213,670             212,495              181,665
   Advertising and promotion                                               101,196             105,935              125,925
   Amortization of deferred sales commissions                               83,627              95,948              105,405
   Amortization of intangible assets                                        37,163              37,220               36,857
   Other                                                                    82,187              78,152               90,533
   Restructuring charges                                                        --              58,455                   --
-----------------------------------------------------------------------------------------------------------------------------
   Total operating expenses                                              1,676,697           1,723,389            1,935,176
   Operating income                                                        663,443             539,108              642,096
Other Income (Expense)
   Investment and other income                                              90,108              55,934               56,723
   Interest expense                                                        (13,960)            (20,958)             (22,535)
-----------------------------------------------------------------------------------------------------------------------------
   Other income, net                                                        76,148              34,976               34,188
   Income before taxes on income                                           739,591             574,084              676,284
   Taxes on income                                                         177,502             147,373              175,834
-----------------------------------------------------------------------------------------------------------------------------
   Net Income                                                             $562,089            $426,711             $500,450
-----------------------------------------------------------------------------------------------------------------------------
   Earnings per Share
     Basic and diluted                                                       $2.28               $1.69                $1.98


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(in thousands)


As of September 30,                                                        2000                1999
-----------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash and cash equivalents                                              $734,071            $811,300
   Receivables
     Sponsored investment products                                         241,282             225,132
     Other                                                                  27,105              33,178
   Investment securities, available-for-sale                               635,819             392,022
   Prepaid expenses and other                                               18,017              24,257
-----------------------------------------------------------------------------------------------------------------------
   Total current assets                                                  1,656,294           1,485,889
Banking/Finance Assets
   Cash and cash equivalents                                                11,934               7,944
   Loans receivable, net                                                   256,416             186,185
   Investment securities, available-for-sale                                26,851              20,484
   Other                                                                     4,361               3,165
-----------------------------------------------------------------------------------------------------------------------
   Total banking/finance assets                                            299,562             217,778
Other Assets
   Deferred sales commissions                                               86,754             103,289
   Property and equipment, net                                             444,694             416,395
   Intangible assets, net                                                1,169,485           1,202,777
   Receivable from banking/finance group                                   168,496             107,148
   Other                                                                   217,158             133,514
-----------------------------------------------------------------------------------------------------------------------
   Total other assets                                                    2,086,587           1,963,123
-----------------------------------------------------------------------------------------------------------------------
   Total Assets                                                         $4,042,443          $3,666,790
-----------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)


As of September 30,                                                         2000                1999
-----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Compensation and benefits                                              $180,743            $162,842
   Current maturities of long-term debt                                     68,776             108,985
   Accounts payable and accrued expenses                                    72,646              80,966
   Commissions                                                              76,965              61,971
   Income taxes                                                             61,661              57,968
   Other                                                                    28,768              13,758
-----------------------------------------------------------------------------------------------------------------------
   Total current liabilities                                               489,559             486,490
Banking/Finance Liabilities
   Payable to Parent                                                       168,496             107,148
   Deposits                                                                 54,846              58,216
   Other                                                                    15,612              11,042
-----------------------------------------------------------------------------------------------------------------------
   Total banking/finance liabilities                                       238,954             176,406
Other Liabilities
   Long-term debt                                                          294,090             294,260
   Other                                                                    54,347              52,640
-----------------------------------------------------------------------------------------------------------------------
   Total other liabilities                                                 348,437             346,900
   Total liabilities                                                     1,076,950           1,009,796
-----------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 10)
Stockholders' Equity
   Preferred stock, $1.00 par value, 1,000,000 shares
 authorized; none issued                                                        --                  --
   Common stock, $0.10 par value, 500,000,000 shares
 authorized; 243,730,140 and 251,006,541 shares
 issued and outstanding for 2000 and 1999, respectively                     24,373              25,101
   Capital in excess of par value                                               --              69,631
   Retained earnings                                                     2,932,166           2,566,048
   Other                                                                    (3,422)             (3,532)
   Accumulated other comprehensive income                                   12,376                (254)
-----------------------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                            2,965,493           2,656,994
-----------------------------------------------------------------------------------------------------------------------
   Total Liabilities and Stockholders' Equity                           $4,042,443          $3,666,790
-----------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(in thousands)

                                      Shares
---------------------------------------------------------------------------------
                                                                      Capital in
As of and for the years ended     Common Treasury  Common   Treasury  Excess of
September 30, 2000, 1999 and 1998  Stock    Stock   Stock      Stock  Par Value
---------------------------------------------------------------------------------
Balance October 1, 1997          126,231    (200) $12,623   $(11,070)   $91,207
Net Income
Other Comprehensive Income:
   Net unrealized losses on investments
   Currency translation adjustments
   Market value of interest rate swaps
Total comprehensive income
Retirement of stock                (205)     205      (20)    12,600    (12,580)
Issuance of 2-for-1 stock split 126,357            12,636
Purchase of stock                (1,279)    (31)     (129)    (2,941)   (39,522)
Cash dividends on common stock
Issuance of restricted shares, net  397      (3)       40       (116)    37,773
Other                               241      29        24      1,527     16,155
Balance September 30, 1998      251,742      --    25,174         --     93,033
---------------------------------------------------------------------------------
Net Income
Other Comprehensive Income:
   Net unrealized gains on investments
   Currency translation adjustments
Total comprehensive income
Purchase of stock                (2,064)             (206)              (64,128)
Cash dividends on common stock
Issuance of restricted shares, net1,036               104                30,560
Employee stock plan (ESIP) shares   299                30                 9,002
Other                                (6)               (1)                1,164
Balance September 30, 1999      251,007      --    25,101         --     69,631
---------------------------------------------------------------------------------
Net Income
Other Comprehensive Income:
   Net unrealized gains on investments
   Currency translation adjustments
Total comprehensive income
Purchase of stock                (8,442)             (844)             (112,046)
Cash dividends on common stock
Issuance of restricted shares, net  989                99                30,081
Employee stock plan (ESIP) shares   349                34                11,030
Other                              (173)              (17)                1,304
Balance September 30, 2000      243,730      --   $24,373         --         --
---------------------------------------------------------------------------------

Table continued...


--------------------------------------------------------------------------------------------------------
                                                                 Accumulated
                                                                       Other        Total          Total
As of and for the years ended                 Retained         Comprehensive Stockholders' Comprehensive
September 30, 2000, 1999 and 1998             Earnings    Other       Income       Equity         Income
--------------------------------------------------------------------------------------------------------
Balance October 1, 1997                      $1,757,536 $(5,895)      $9,820   $1,854,221
Net Income                                      500,450                           500,450       $500,450
Other Comprehensive Income:
   Net unrealized losses on investments                              (17,647)     (17,647)       (17,647)
   Currency translation adjustments                                  (14,580)     (14,580)       (14,580)
   Market value of interest rate swaps                                (5,638)      (5,638)        (5,638)
                                                                                                ---------
Total comprehensive income                                                                      $462,585
Retirement of stock                                                                    --
Issuance of 2-for-1 stock split                 (12,636)                               --
Purchase of stock                                                                 (42,592)
Cash dividends on common stock                  (50,515)                          (50,515)
Issuance of restricted shares, net                        1,665                    39,362
Other                                                                              17,706
Balance September 30, 1998                    2,194,835  (4,230)     (28,045)   2,280,767
--------------------------------------------------------------------------------------------------------
Net Income                                      426,711                           426,711       $426,711
Other Comprehensive Income:
   Net unrealized gains on investments                                24,061       24,061         24,061
   Currency translation adjustments                                    3,730        3,730          3,730
                                                                                                --------
Total comprehensive income                                                                      $454,502
Purchase of stock                                                                 (64,334)
Cash dividends on common stock                  (55,498)                          (55,498)
Issuance of restricted shares, net                          698                    31,362
Employee stock plan (ESIP) shares                                                   9,032
Other                                                                               1,163
Balance September 30, 1999                    2,566,048  (3,532)      (254)     2,656,994
--------------------------------------------------------------------------------------------------------
Net Income                                      562,089                           562,089   $562,089
Other Comprehensive Income:
   Net unrealized gains on investments                              22,511         22,511     22,511
   Currency translation adjustments                                 (9,881)        (9,881)    (9,881)
                                                                                            --------
Total comprehensive income                                                                  $574,719
Purchase of stock                              (137,152)                         (250,042)
Cash dividends on common stock                  (58,819)                          (58,819)
Issuance of restricted shares, net                                     110         30,290
Employee stock plan (ESIP) shares                                                  11,064
Other                                                                               1,287
Balance September 30, 2000                   $2,932,166 $(3,422)   $12,376     $2,965,493
--------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)


For the years ended September 30,                                            2000               1999                 1998
---------------------------------------------------------------------------------------------------------------------------
Net Income                                                                $562,089            $426,711             $500,450
Adjustments to reconcile net income to net cash
 provided by operating activities
   Increase in receivables, prepaid expenses and other                     (63,098)            (55,039)             (15,711)
   Advances of deferred sales commissions                                  (67,091)            (75,729)            (109,376)
   Increase in other current liabilities                                    33,229              25,676               54,031
   (Decrease) increase in income taxes payable                              (2,079)             (9,351)              35,411
   Increase in commissions payable                                          14,996               8,797                7,049
   Increase in accrued compensation and benefits                            44,999              34,822               37,728
   Depreciation and amortization                                           199,639             200,014              191,374
   (Decrease) increase in restructuring liabilities                         (2,564)             28,965                   --
   Gains on disposition of assets                                          (18,407)               (399)              (7,293)
---------------------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                               701,713             584,467              693,663
   Purchase of investments                                                (628,206)           (731,798)            (494,495)
   Liquidation of investments                                              374,102             909,110               88,310
   Purchase of banking/finance investments                                 (32,788)            (24,891)             (23,863)
   Liquidation of banking/finance investments                               26,449              31,557               26,277
   Proceeds from securitization of loans receivable                        123,048             106,375              131,362
   Net (originations) collections of loans receivable                     (194,100)           (131,979)               5,930
   Addition of property and equipment                                     (108,432)           (135,168)            (162,181)
   Proceeds from sale of property                                            4,088               4,083               14,517
   Acquisition                                                                  --                  --              (64,333)
---------------------------------------------------------------------------------------------------------------------------
   Net cash (used in) provided by investing activities                    (435,839)             27,289             (478,476)
   Decrease in bank deposits                                                (3,372)            (29,566)             (10,623)
   Exercise of common stock options                                          1,142               1,456                2,891
   Dividends paid on common stock                                          (57,953)            (54,279)             (49,274)
   Purchase of stock                                                      (250,042)            (64,334)             (42,592)
   Issuance of debt                                                        497,118              64,140              168,927
   Payments on debt                                                       (526,006)           (265,972)            (171,214)
---------------------------------------------------------------------------------------------------------------------------
   Net cash used in financing activities                                  (339,113)           (348,555)            (101,885)
   (Decrease) increase in cash and cash equivalents                        (73,239)            263,201              113,302
   Cash and cash equivalents, beginning of year                            819,244             556,043              442,741
---------------------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents, end of year                                 $746,005            $819,244             $556,043
Supplemental disclosure of cash flow information
   Cash paid during the year for:
   Interest, including banking/finance group interest                      $26,370             $30,361              $40,801
   Income taxes                                                           $180,098            $163,425             $104,306
   Acquisition of Korean asset management company,
     primarily cash and cash equivalents                                   $20,253                  --                   --
Supplemental disclosure of non-cash information
   Value of common stock issued in other transactions,
 principally restricted stock                                              $30,181             $30,664              $37,697


The accompanying notes are an integral part of these consolidated financial statements.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
Franklin Resources, Inc. and its consolidated subsidiaries ("Franklin Templeton Investments") derive substantially all of their revenues and net income from providing investment management, administration, distribution and related services to the Franklin, Templeton and Mutual Series funds, institutional and private accounts and other investment products (our "Sponsored Investment Products"). Our primary business is in the United States but we also operate in Canada, the Bahamas, Europe, Asia, South America, Africa and Australia under various rules and regulations set forth from time to time by the Securities and Exchange Commission, individual state agencies and foreign governments. Services to our Sponsored Investment Products are provided under contracts that set forth the fees to be charged for these services. The majority of these contracts are subject to periodic review and approval by each Mutual Fund's Board of Directors/Trustees and/or its shareholders. Currently, no one Sponsored Investment Product's revenues represent more than 10% of total revenues. Our revenues are largely dependent on the total value and composition of assets under management, which include domestic and global/international equity and debt portfolios. Accordingly, fluctuations in financial markets and in the composition of assets under management impact our revenues and operating results.

BASIS OF PRESENTATION. The consolidated financial statements are prepared in accordance with generally accepted accounting principles that require us to estimate certain amounts. Actual amounts may differ from these estimates. Certain 1998 amounts have been reclassified to conform to current year presentation.

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

DERIVATIVES. Franklin Templeton Investments does not hold or issue derivative financial instruments for trading purposes. We enter into interest-rate swap agreements to reduce variable interest-rate exposure with respect to our commercial paper. Under these contracts Franklin Templeton Investments agrees to exchange, at specified intervals, the difference between fixed- and variable-interest amounts calculated by reference to an agreed-upon notional principal amount. The interest-rate differential between the fixed pay-rate and the variable receive-rate is reflected as an adjustment to interest expense over the life of the swaps. Interest-rate swaps are carried at an estimate of their termination costs.

Unrealized gains and losses on these instruments are recorded net of tax as a part of Accumulated other comprehensive income. These unrealized gains and losses would be recognized only on early termination of the agreements. We have not, and do not intend to, terminate these agreements prior to their normal expiration.

LOANS RECEIVABLE. We accrue interest on auto installment loans principally using the rule of 78s method. If interest had been recorded using the interest method, revenues would not be materially different from those presented. Interest on all other loans is accrued using the simple interest method. An allowance for loan losses is established monthly based on historical experience, including delinquency and loss trends. Securitized loans and the associated allowance for loan losses are excluded from the balance sheet and the associated interest revenues and provision for loan losses are excluded from our results of operations. A loan is charged to the allowance for loan losses when it is deemed to be uncollectible, taking into consideration the value of the collateral, the financial condition of the borrower and other factors. Recoveries on loans previously charged off as uncollectible are credited to the allowance for loan losses.

DEFERRED SALES COMMISSIONS. Sales commissions paid to brokers and other investment advisors in connection with the sale of shares of our mutual funds sold without a front-end sales charge are capitalized and amortized over periods not exceeding six years - the periods in which we estimate that they will be recovered from distribution plan payments and from contingent deferred sales charges.

PROPERTY AND EQUIPMENT are recorded at cost and are depreciated on the straight-line basis over their estimated useful lives. Expenditures for repairs and maintenance are charged to expense when incurred. Leasehold improvements are amortized on the straight-line basis over their estimated useful lives or the lease term, whichever is shorter.

SOFTWARE DEVELOPED FOR INTERNAL USE. Certain internal and external costs incurred in connection with developing or obtaining software for internal use are capitalized in accordance with the American Institute of Certified Public Accountants' Statement of Position No.98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." These capitalized costs are included in Property and Equipment, net on the Consolidated Balance Sheets and are amortized when the software project is complete, over the estimated useful life of the software that was put into production.

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

ADVERTISING AND PROMOTION. We expense costs of advertising and promotion as incurred.

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

STOCK SPLIT. All common shares and per share amounts have been adjusted to give retroactive effect to a two-for-one stock split in January 1998.

DIVIDENDS. During the years ended September 30, 2000, 1999 and 1998, we declared dividends to common stockholders of $0.24, $0.22 and $0.20 per share, respectively.

STOCK-BASED COMPENSATION. As allowed under the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), we have elected to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our stock-based plans. Accordingly, no compensation costs are recognized with respect to stock options granted, or with respect to shares issued under the Employee Stock Investment Plan. Compensation expense is recognized for the matching contribution that we may elect to make in connection with the Employee Stock Investment Plan over the 18-month holding period and for the full cost of restricted stock grants in the year that they are earned.

COMPREHENSIVE INCOME. Total comprehensive income is reported in the consolidated statements of stockholders equity and includes net income and unrealized gains on investment securities available-for-sale, net of income taxes.

The changes in net unrealized gains (losses) on investments include reclassification adjustments relating to the net realized gains on investment sales of $9.9 million, $0.1 million and $6.1 million during fiscal 2000, 1999 and 1998, respectively. The tax effect of the change in unrealized gains (losses) on investments was $7.1 million, $4.8 million and $(8.4) million during fiscal 2000, 1999 and 1998, respectively.

EARNINGS PER SHARE. Earnings per share were computed as follows:

(in thousands except per share amounts)

                                                                         2000             1999              1998
-----------------------------------------------------------------------------------------------------------------------
Net income                                                           $562,089         $426,711          $500,450
-----------------------------------------------------------------------------------------------------------------------
Weighted-average shares outstanding - basic                           246,116          252,122           252,723
Incremental shares from assumed conversions                               508              635               218
-----------------------------------------------------------------------------------------------------------------------
Weighted-average shares outstanding - diluted                         246,624          252,757           252,941
-----------------------------------------------------------------------------------------------------------------------
Earnings per share:
   Basic and diluted                                                    $2.28            $1.69             $1.98


NOTE 2 - INVESTMENT SECURITIES
Investment securities, available-for-sale at September 30, 2000 and 1999, consisted of the following:

(in thousands)
                                                                   Gross unrealized
                                                    Amortized      ----------------          Fair
                                                      cost        Gains       Losses         value
-----------------------------------------------------------------------------------------------------------------------
2000
   Sponsored investment products                  $208,125      $55,685      $(2,763)     $261,047
   Debt (primarily U.S. Government)                397,611           71         (256)      397,426
   Equities                                          1,552        2,658          (13)        4,197
-----------------------------------------------------------------------------------------------------------------------
   Total                                          $607,288      $58,414      $(3,032)     $662,670
-----------------------------------------------------------------------------------------------------------------------
1999
   Sponsored investment products                  $160,159      $25,630      $(4,083)     $181,706
   Debt (primarily U.S. Government)                227,168            2         (496)      226,674
   Equities                                          3,113        1,034          (21)        4,126
-----------------------------------------------------------------------------------------------------------------------
   Total                                          $390,440      $26,666      $(4,600)     $412,506
-----------------------------------------------------------------------------------------------------------------------

At September 30, 2000, substantially all of our debt securities mature within one year.

NOTE 3 - Banking/Finance Group Loans and Allowance for Loan Losses
The banking/finance segment's loans receivable primarily consist of auto loan and credit card receivables from individuals that are collectively described below as installment loans. Changes in these loans and in the associated allowance for loan losses during 2000 and 1999 are shown in the following tables.

(in thousands)
                                           2000                                                                        2000
                                      beginning                              Charge-                     Loans       ending
                                        balance    Additions     Paydowns       offs   Recoveries  securitized      balance
---------------------------------------------------------------------------------------------------------------------------
Installment loans                      $189,771     $311,725    $(109,685)   $(5,622)      $1,830    $(126,632)    $261,387
Allowance for loan losses                (3,586)      (6,925)          --      5,622       (1,830)       1,748       (4,971)
---------------------------------------------------------------------------------------------------------------------------
Loans receivable, net                  $186,185     $304,800    $(109,685)        --           --    $(124,884)    $256,416
---------------------------------------------------------------------------------------------------------------------------

(in thousands)
                                           1999                                                                        1999
                                      beginning                              Charge-                     Loans       ending
                                        balance    Additions     Paydowns       offs   Recoveries  securitized      balance
---------------------------------------------------------------------------------------------------------------------------
Installment loans                      $167,455     $194,626     $(58,823)   $(4,793)      $1,520    $(110,214)    $189,771
Allowance for loan losses                (2,381)      (5,271)          --      4,793       (1,520)         793       (3,586)
---------------------------------------------------------------------------------------------------------------------------
Loans receivable, net                  $165,074     $189,355     $(58,823)        --           --    $(109,421)    $186,185
---------------------------------------------------------------------------------------------------------------------------

For the fiscal years ended September 30, 2000, 1999 and 1998, the interest expense of the banking/finance segment included in other operating revenues, net was $11.4 million, $9.7 million and $17.8 million, respectively.

The following table presents delinquency and loss information for fiscal 2000, 1999 and 1998.

(in thousands)
                                                                         2000             1999              1998
-----------------------------------------------------------------------------------------------------------------------
Charge-offs as a percentage of average loans                                1.7%             2.1%              1.7%
Installment loans, 90 days or more delinquent                            $683             $785            $2,188

In March 2000, May 1999 and September 1998, the banking/finance segment sold portions of its auto loans receivable to securitization trusts. The table below shows the assumptions that were used to calculate the gain on sale and the details of the transactions.

(in millions)
                                                                   March 2000      May 1999       September 1998
-----------------------------------------------------------------------------------------------------------------------
Proceeds                                                                 $123.0        $106.4               $131.4
Book value of loans sold                                                 $124.9        $109.4               $134.3
(Loss)/gain on sale                                                       $(0.9)         $1.2                   --
Discount rate                                                               12%           12%                  12%
Cumulative credit loss rate                                               3.66%         3.44%                2.02%

NOTE 4 - PROPERTY AND EQUIPMENT
The following is a summary of property and equipment at September 30, 2000 and 1999:

(in thousands)
                                                                 Useful lives
                                                                     in years             2000              1999
-----------------------------------------------------------------------------------------------------------------------
Furniture, software and equipment                                           3-5       $428,501          $343,798
Premises and leasehold improvements                                         5-35       202,978           196,440
Land                                                                          --        69,625           64,078
-----------------------------------------------------------------------------------------------------------------------
                                                                                       701,104           604,316
Less: Accumulated depreciation and amortization                                       (256,410)         (187,921)
-----------------------------------------------------------------------------------------------------------------------
Property and equipment, net                                                           $444,694          $416,395
-----------------------------------------------------------------------------------------------------------------------

NOTE 5 - INTANGIBLE ASSETS
The following is a summary of intangible assets at September 30, 2000 and 1999:

(in thousands)
                                                                 Amortization
                                                              period in years             2000              1999
-----------------------------------------------------------------------------------------------------------------------
Goodwill                                                                   20-40      $846,017          $842,178
Management contracts                                                          40       510,490           510,490
Other intangibles                                                           5-15        31,546            31,546
-----------------------------------------------------------------------------------------------------------------------
                                                                                     1,388,053         1,384,214
Less: Accumulated amortization                                                        (218,568)         (181,437)
-----------------------------------------------------------------------------------------------------------------------
Intangible assets, net                                                              $1,169,485        $1,202,777


NOTE 6 - SEGMENT INFORMATION
We have two operating segments: investment management and banking/finance. The investment management segment derives substantially all of its revenues and net income from providing investment advisory, fund administration, distribution and related services to our sponsored investment products. The banking/finance segment offers consumer lending and selected retail banking services to individuals.

Financial information for our two operating segments for the years ended September 30, 2000, 1999 and 1998 is presented in the table below. Operating revenues of the banking/finance segment are reported net of interest expense. See Note 3.

(in thousands)
                                                                      Operating       Interest            Income
                                                      Assets           revenues        expense      before taxes
-----------------------------------------------------------------------------------------------------------------------
2000
   Investment management                          $3,742,881         $2,320,755        $13,960          $739,030
   Banking/finance                                   299,562             19,385            n/a               561
   Company Totals                                 $4,042,443         $2,340,140        $13,960          $739,591
-----------------------------------------------------------------------------------------------------------------------
1999
   Investment management                          $3,449,012         $2,246,767        $20,958          $570,120
   Banking/finance                                   217,778             15,730            n/a             3,964
   Company Totals                                 $3,666,790         $2,262,497        $20,958          $574,084
-----------------------------------------------------------------------------------------------------------------------
1998
   Investment management                          $3,269,282         $2,558,449        $22,535          $671,632
   Banking/finance                                   210,767             18,823            n/a             4,652
   Company Totals                                 $3,480,049         $2,577,272        $22,535          $676,284
-----------------------------------------------------------------------------------------------------------------------

The investment management segment incurs substantially all of our depreciation and amortization costs and expenditures on long-lived assets.

We conduct operations in five principal geographic areas of the world: the United States, Canada, the Bahamas, Europe, Asia, South America, Africa and
Australia. For segment reporting purposes, we have combined Asia, South America, Africa and Australia into one category - Other. Revenues by geographic area include fees and commissions charged to customers and fees charged to affiliates.

Information is summarized below:

(in thousands)
                                                                         2000             1999              1998
-----------------------------------------------------------------------------------------------------------------------
Operating revenues:
   United States                                                   $1,596,712       $1,591,093        $1,814,458
   Canada                                                             250,778          233,013           228,834
   Bahamas                                                            284,518          281,437           305,612
   Europe                                                             126,111          122,744           135,026
   Other                                                              191,095          144,657           159,391
   Eliminations                                                      (109,074)        (110,447)          (66,049)
-----------------------------------------------------------------------------------------------------------------------
   Total                                                           $2,340,140       $2,262,497        $2,577,272
-----------------------------------------------------------------------------------------------------------------------



(in thousands)
                                                                         2000             1999              1998
-----------------------------------------------------------------------------------------------------------------------
Property and equipment, net:
   United States                                                     $387,197         $356,050          $288,733
   Canada                                                               7,096            5,890             5,216
   Bahamas                                                              8,126            8,723             9,070
   Europe                                                               6,692            7,478             8,784
   Other                                                               35,583           38,254            37,426
-----------------------------------------------------------------------------------------------------------------------
   Total                                                             $444,694         $416,395          $349,229
-----------------------------------------------------------------------------------------------------------------------


NOTE 7 - DEBT
Debt at September 30, 2000 and 1999 was as follows:

(in thousands)
                                                                    2000 Weighted
                                                                 average interest rate    2000              1999
-----------------------------------------------------------------------------------------------------------------------
Commercial paper                                                            6.47%     $254,381          $186,842
Medium-term notes                                                           6.56%       60,000           160,000
Other                                                                      --           48,485            56,403
-----------------------------------------------------------------------------------------------------------------------
                                                                                       362,866           403,245
-----------------------------------------------------------------------------------------------------------------------
Less current maturities                                                                 68,776           108,985
Long-term debt                                                                        $294,090          $294,260
-----------------------------------------------------------------------------------------------------------------------

As of September 30, 2000, maturities of long-term debt are as follows:

2001                                                                $265,556
2002                                                                  10,802
2003                                                                   2,967
2004                                                                   2,883
2005                                                                   3,065
Thereafter                                                             8,817
----------------------------------------------------------------------------
   Long-term debt                                                   $294,090

We have revolving credit agreements with a group of commercial banks that will allow us, at our option, to refinance commercial paper borrowings through May 2003. In accordance with our intention and ability to refinance these obligations on a long-term basis, all of our commercial paper borrowings at September 30, 2000 were classified long-term. The credit agreements include various restrictive covenants, including: a capitalization ratio, interest coverage ratio, minimum working capital and limitation on additional debt. We were in compliance with all covenants as of September 30, 2000. At September 30, 2000, amounts available for issuance under the commercial paper program were $293.4 million.

At September 30, 2000, we held interest-rate swap agreements maturing through October 2000, which effectively fixed interest rates on $90 million of commercial paper. Our primary objective of holding these swap agreements is to hedge volatility in interest rates on our commercial paper. These financial instruments are placed with major financial institutions. The creditworthiness of the counterparties is subject to continuous review and full performance is anticipated. Any potential loss from failure of the counterparties to perform is deemed to be immaterial.

During 2000, $100 million of medium-term notes at an average interest rate of 6.08% were retired at maturity. The interest rate on all of our outstanding notes at September 30, 2000 was 6.56%. These notes mature in March 2001. At September 30, 2000, the amount available for issuance under our medium-term note program was $350 million.

NOTE 8 - INVESTMENT INCOME

(in thousands)
                                                                         2000             1999              1998
-----------------------------------------------------------------------------------------------------------------------
Dividends                                                             $12,294          $12,473           $16,540
Interest                                                               57,025           40,845            29,969
Realized gains, net                                                    19,718            2,323             8,271
Foreign exchange losses, net                                           (1,311)          (1,924)             (978)
Other                                                                   2,382            2,217             2,921
-----------------------------------------------------------------------------------------------------------------------
Investment income                                                     $90,108          $55,934           $56,723
-----------------------------------------------------------------------------------------------------------------------

Substantially all of our dividend income was generated by investments in our sponsored investment products.

We realized a gain of $32.9 million on the sale of our headquarters building in San Mateo in July 2000. That gain is being amortized over 12 months, the period of our leaseback on the building. Accordingly, $24.7 million of the gain is recorded in deferred income and is included within Other current liabilities and $8.2 million has been recognized within Other income at September 30, 2000.

NOTE 9 - TAXES ON INCOME
Taxes on income for the years ended September 30, 2000, 1999 and 1998 were as follows:

(in thousands)
                                                                         2000             1999              1998
-----------------------------------------------------------------------------------------------------------------------
Current
   Federal                                                            $96,074          $91,141           $87,148
   State                                                               18,558           24,797            30,903
   Foreign                                                             59,590           45,193            45,797
Deferred expense (benefit)                                              3,280          (13,758)           11,986
-----------------------------------------------------------------------------------------------------------------------
Total provision                                                      $177,502         $147,373          $175,834
-----------------------------------------------------------------------------------------------------------------------


Included in income before taxes was $446.0 million, $356.9 million and $387.5 million of foreign income for the years ended September 30, 2000, 1999 and 1998, respectively.

The major components of the net deferred tax liability/asset as of September 30, 2000 and 1999 were as follows:

(in thousands)
                                                                                          2000              1999
-----------------------------------------------------------------------------------------------------------------------
Deferred tax assets
   State taxes                                                                          $6,511            $4,400
   Loan loss reserves                                                                    3,165             1,864
   Deferred compensation                                                                 6,006             6,926
   Restricted stock compensation plan                                                   37,094            40,766
   Net operating loss and foreign tax carry-forwards                                    53,627            45,336
   Deferred gain on sale of headquarters                                                10,511                --
   Other                                                                                10,874            19,478
-----------------------------------------------------------------------------------------------------------------------
   Total deferred tax assets                                                           127,788           118,770
   Valuation allowance for tax carry-forwards                                          (53,627)          (45,336)
-----------------------------------------------------------------------------------------------------------------------
   Deferred tax assets, net of valuation allowance                                      74,161            73,434
-----------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities
   Investments                                                                          12,750             3,768
   Depreciation on fixed assets                                                         18,148            13,591
   Prepaid expenses                                                                      2,068             9,031
   Amortization of goodwill                                                             38,085            28,597
   Deferred commissions                                                                  8,473             8,152
   Other                                                                                 1,662             3,151
-----------------------------------------------------------------------------------------------------------------------
   Total deferred tax liabilities                                                       81,186            66,290
-----------------------------------------------------------------------------------------------------------------------
   Net deferred tax (liability) asset                                                  $(7,025)           $7,144
-----------------------------------------------------------------------------------------------------------------------

At September 30, 2000, there were approximately $44 million of foreign net operating loss carry-forwards, approximately $36 million of which expire between 2001 and 2008 with the remaining carry-forwards having an indefinite life. In addition, there are approximately $525 million in state net operating loss carry-forwards that expire between 2008 and 2020. A valuation allowance has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the benefit of the loss carry-forwards.

We have made no provision for U.S. taxes on $1,431 million of cumulative undistributed earnings of foreign subsidiaries as those earnings are intended to be reinvested for an indefinite period of time. Determination of the potential amount of unrecognized deferred U.S. income tax liability related to such reinvested income is not practicable because of the numerous assumptions associated with this hypothetical calculation; however, foreign tax credits would be available to reduce some portion of this amount.

The following is a reconciliation between the amount of tax expense at the federal statutory rate and taxes on income as reflected in operations for the years ended September 30, 2000, 1999 and 1998:

(in thousands)
                                                                         2000             1999              1998
-----------------------------------------------------------------------------------------------------------------------
U.S. federal statutory rate                                                35%              35%               35%
Federal taxes at statutory rate                                      $258,857         $200,929          $236,699
State taxes, net of federal tax effect                                 17,586           15,819            20,973
Foreign earnings subject to reduced tax rates for which
 no U.S. tax is provided                                              (96,260)         (83,954)          (78,826)
Other                                                                  (2,681)          14,579            (3,012)
-----------------------------------------------------------------------------------------------------------------------
Actual tax provision                                                 $177,502         $147,373          $175,834
Effective tax rate                                                         24%              26%               26%

NOTE 10 - COMMITMENTS AND CONTINGENCIES
We lease office space and equipment under long-term operating leases expiring at various dates through fiscal year 2017. Lease expense aggregated $43.1 million, $38.7 million and $37.2 million for the fiscal years ended September 30, 2000, 1999 and 1998, respectively. Future minimum lease payments under non-cancelable operating leases are not material.

We have entered into an operating lease for the construction of our new corporate headquarters in San Mateo, California. In connection with this lease, we are contingently liable under residual guarantees, for approximately $145 million, representing approximately 85% of the estimated total construction costs of $170 million.

At September 30, 2000, the banking/finance segment had commitments to extend credit aggregating $242.2 million, principally under its credit card lines.

We are involved in various claims and legal proceedings that are considered normal in our business. While it is not feasible to predict or determine the final outcome of these proceedings, we do not believe that they should have a material adverse effect on our financial position, results of operations or liquidity.

In connection with the acquisition of Heine Securities Corporation in November 1996, we agreed to make contingent payments ranging from $96.25 to $192.5 million if certain agreed-upon growth targets are met. Agreed-upon growth targets range from 12.5% to 17.5% of management fee revenues over a five-year period from the date of the acquisition. We made the first contingent payment of $64.2 million in 1998 and accounted for that payment as goodwill related to additional purchase price of the acquisition. No payments were made in fiscal 1999 or 2000. A final payment is due in November 2001 if growth targets are met.

NOTE 11 - EMPLOYEE STOCK AWARD AND OPTION PLANS
Franklin Templeton Investments sponsors two universal stock plans and an Annual Incentive Compensation Plan ("AICP"). Under the terms of these plans, eligible employees may receive cash and stock awards. Under the terms of the AICP, restricted stock awards are based on our pretax operating income. The universal stock plans provide for the issuance of up to 16 million shares of the common stock for various stock-related awards, including those related to the AICP. As of September 30, 2000, we had approximately 6.9 million shares remaining available for grant under the universal stock plans, including those related to the AICP. In addition to the annual award of stock under the plans, we may award options and other forms of stock-based compensation to certain employees. Currently, only restricted stock and stock options have been granted. The Compensation Committee of the Board of Directors determines the terms and conditions of awards under the plans. Total compensation cost recognized for stock-based compensation during fiscal 2000, 1999 and 1998 was $28.9 million, $37.9 million and $30.3 million, respectively.

Information regarding stock options is as follows:

(shares in thousands)
                                                           2000                           1999                         1998
---------------------------------------------------------------------------------------------------------------------------
                                                       Weighted                       Weighted                     Weighted
                                                        average                        average                      average
                                                       exercise                       exercise                     exercise
                                            Shares        price           Shares         price          Shares        price
---------------------------------------------------------------------------------------------------------------------------
Outstanding, beginning of year               1,315       $32.02             193         $29.32             333       $15.21
Granted                                      1,108       $32.60           1,243         $31.39              73       $47.16
Exercised/cancelled                           (201)      $29.73            (121)        $21.24            (213)      $13.25
---------------------------------------------------------------------------------------------------------------------------
Outstanding, end of year                     2,222       $32.52           1,315         $32.02             193       $29.32
Exercisable, end of year                       437       $34.44             117         $34.44             119       $23.65

The range of exercise prices for these options at September 30, 2000, was from $28.19 to $47.16. Of these, 82% were exercisable at prices ranging from $29.61 to $33.25. The weighted-average remaining contractual life for the options was five years.

If we had determined compensation costs for our stock option plans and our Employee Stock Investment Plan (See Note 12) based upon fair values at the grant dates in accordance with the provisions of FAS 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below. For pro forma purposes, the estimated fair value of options is amortized to expense over the options' vesting period.

For the years ended September 30,                                        2000             1999              1998
-----------------------------------------------------------------------------------------------------------------------
Net income (in millions)
   As reported                                                           $562.1           $426.7            $500.5
   Pro forma                                                             $553.4           $422.5            $499.1
-----------------------------------------------------------------------------------------------------------------------
Basic earnings per share
   As reported                                                            $2.28            $1.69             $1.98
   Pro forma                                                              $2.25            $1.67             $1.97
-----------------------------------------------------------------------------------------------------------------------
Diluted earnings per share
   As reported                                                            $2.28            $1.69             $1.98
   Pro forma                                                              $2.24            $1.67             $1.97
-----------------------------------------------------------------------------------------------------------------------

The weighted-average estimated fair value of options granted on the date of grant using Black-Scholes option-pricing model was as follows:

For the years ended September 30,                                        2000             1999              1998
-----------------------------------------------------------------------------------------------------------------------
Weighted-average fair value of options granted                            $15.31           $11.33            $12.08
Assumptions made:
   Dividend yield                                                           1%               1%                1%
   Expected volatility                                                     38%              36%               27%
   Risk-free interest rate                                                  6%               5%                6%
   Expected life                                                     6 months-        6 months-         6 months-
                                                                       8 years          8 years           8 years

NOTE 12 - EMPLOYEE STOCK INVESTMENT PLAN
We have a qualified, non-compensatory Employee Stock Investment Plan ("ESIP") which allows participants who meet certain eligibility criteria to purchase shares of our common stock at 90% of their market value on certain defined dates. The ESIP is open to substantially all employees of U.S. subsidiaries and certain employees of non-U.S. subsidiaries. Participants made their first purchase of stock under this plan effective as of July 31, 1998. Our stockholders approved 4 million shares of common stock for issuance under the ESIP. At September 30, 2000, approximately 651,000 shares had been purchased on a cumulated basis under the ESIP at a weighted average price of $31.53.

In connection with the ESIP, we may provide matching grants to participants in the ESIP of whole or partial shares of common stock. While reserving the right to change such determination, we have initially indicated that we will provide one half-share for each share held by a participant for a minimum period of 18 months. During 2000, we made our first matching grants and issued approximately 84,000 shares at an average market price of $35.52.

NOTE 13 - RESTRUCTURING
In December 1998, we adopted a restructuring plan estimated to cost approximately $58.4 million and designed to reduce costs, improve service levels and reprioritize our business activities. All of the total estimated charges were utilized at September 30, 2000.

NOTE 14 - FAIR VALUES
The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The methods and assumptions used to estimate fair values of our financial instruments are described below.

Due to the short-term nature and liquidity of Cash and cash equivalents and Receivables, the carrying amounts of these assets in the consolidated balance sheets approximated fair value.

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

Interest-rate swap agreements that expire in October 2000 are carried at their fair value of approximately zero as of September 30, 2000.

Debt is valued using publicly-traded debt with similar maturities, credit risk and interest rates. The amounts in the consolidated balance sheet approximate fair values.

NOTE 15 - ACQUISITIONS
On July 25, 2000, we purchased all of the remaining outstanding shares of a Korean asset management company in which we formerly held a 44% interest. The purchase price for the shares was approximately $20 million. Goodwill of $3.8 million with an estimated life of 20 years was created as a result of the transaction.

On August 1, 2000, we entered into an agreement with Nedcor Investment Bank Holdings, Ltd., a South African company, to form Franklin Templeton NIB Asset Management ("FTNIB"). We contributed cash and other assets with a value of approximately $27 million to the venture in return for a 50% ownership interest in FTNIB. We are accounting for our investment using the equity method.

On October 2, 2000, we acquired all of the issued and outstanding shares of Bissett & Associates Investment Management Ltd., a Canadian asset management company. The all-cash transaction was valued at approximately $95 million. Intangible assets of approximately $89 million with lives ranging from 5-20 years were created as a result of the acquisition.

On October 25, 2000, we announced a definitive agreement with Fiduciary Trust Company International (OTC: FCNY) ("Fiduciary"), under which Franklin Templeton Investments will acquire Fiduciary in an all-stock transaction valued at approximately $825 million. In addition to the purchase price, there is also provision for an $85 million retention pool to cover various payments aimed at retaining certain key employees of Fiduciary. The transaction, which is subject to Fiduciary shareholder and regulatory approvals and other customary closing conditions and costs, is expected to be completed in the second quarter of fiscal 2001.


NOTE 16 - QUARTERLY INFORMATION (UNAUDITED)

(in thousands)

Quarter                                                         First            Second             Third            Fourth
---------------------------------------------------------------------------------------------------------------------------
2000
   Revenues                                                  $565,667          $612,526          $568,897          $593,050
   Operating income                                          $167,635          $172,077          $168,832          $154,899
   Net income                                                $137,522          $143,374          $140,370          $140,823
   Earnings per share:
     Basic                                                      $0.55             $0.58             $0.58             $0.58
     Diluted                                                    $0.55             $0.58             $0.58             $0.58
   Dividend per share                                           $0.06             $0.06             $0.06             $0.06
   Common stock price per share:
     High                                                      $35.00            $39.19            $36.25            $45.63
     Low                                                       $27.44            $24.63            $28.19            $30.00
---------------------------------------------------------------------------------------------------------------------------
1999
   Revenues                                                  $567,679          $554,071          $566,775          $573,972
   Operating income                                           $90,765          $131,120          $156,506          $160,717
   Net income                                                 $68,492          $102,471          $123,307          $132,441
   Earnings per share:
     Basic                                                      $0.27             $0.41             $0.49             $0.53
     Diluted                                                    $0.27             $0.41             $0.49             $0.52
   Dividend per share                                          $0.055            $0.055            $0.055            $0.055
   Common stock price per share:
     High                                                      $45.62            $38.38            $45.00            $43.44
     Low                                                       $26.50            $27.00            $27.12            $29.75
---------------------------------------------------------------------------------------------------------------------------
1998
   Revenues                                                  $632,399          $673,691          $672,596          $598,586
   Operating income                                          $167,442          $163,424          $168,219          $143,011
   Net income                                                $130,515          $126,669          $131,013          $112,253
   Earnings per share:
     Basic                                                      $0.52             $0.50             $0.52             $0.44
     Diluted                                                    $0.52             $0.50             $0.52             $0.44
   Dividend per share                                           $0.05             $0.05             $0.05             $0.05
   Common stock price per share:
     High                                                      $51.88            $57.25            $57.88            $54.88
     Low                                                       $39.75            $38.00            $47.56            $25.75
---------------------------------------------------------------------------------------------------------------------------


Our common stock is traded on the New York Stock Exchange ("NYSE") and the Pacific Exchange, Inc. under the ticker symbol BEN and the London Stock Exchange under the ticker symbol FKR. On September 30, 2000, the closing price of our common stock on the NYSE was $44.43 per share. At November 1, 2000, there were approximately 4,800 stockholders of record.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Franklin Resources, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows present fairly, in all material respects, the consolidated financial position of Franklin Resources, Inc. and its subsidiaries at September 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
San Francisco, California

October 25, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS OF REGISTRANT

The following information on the executive officers of Franklin Templeton Investments, including their principal occupations for the past five (5) years, is given as of December 1, 2000.

JENNIFER J. BOLT
AGE 36

Vice President of FRI since June 1994; officer and/or director of other Company subsidiaries; employed by FRI or subsidiaries in various other capacities for more than the past six (6) years.

HARMON E. BURNS
AGE 55  DIRECTOR SINCE 1991

Vice Chairman and Director of FRI, formerly Executive Vice President and director of the Company for more than the past six (6) years; officer and/or director of many other Company subsidiaries; officer and/or director or trustee of 52 of the investment companies in the Franklin Templeton group of funds.

MARTIN L. FLANAGAN
AGE 40

President, Member - Office of the President, Chief Financial Officer and Chief Operating Officer of FRI; formerly Senior Vice President; Chief Financial Officer of FRI since December 1995; officer and/or director of many other Company subsidiaries; officer, director and/or trustee of 52 of the investment companies in the Franklin Templeton group of funds.

BARBARA GREEN
AGE 53

Vice President and Deputy General Counsel of FRI since January 2000; Vice President, Franklin Templeton Companies, Inc. since March 2000; Senior Vice President, Templeton Worldwide, Inc.; officer of 53 of the investment companies in the Franklin Templeton group of funds.

ALLEN J. GULA, JR.
AGE 46

President, Member - Office of the President, formerly Senior Vice President and Chief Information Officer of FRI since September 1999; officer of two other Company subsidiaries since August 1999. Previously, Executive Vice President and Chief Technology Officer of KeyCorp, a bank holding company, from October 1998 to August 1999. Chairman and Chief Executive Officer of Key Services, a subsidiary of KeyCorp, and Executive Vice President of KeyCorp from February 1994 to October 1998.

DONNA S. IKEDA
AGE 44

Vice President of FRI since October 1993. Previously employed by FRI from 1982 to 1990 as Director of Human Resources.

CHARLES B. JOHNSON
AGE 67
DIRECTOR SINCE 1969

Chairman of the Board, Chief Executive Officer and director of the Company; officer and/or director of many other Company subsidiaries; officer and/or director or trustee of 49 of the investment companies in the Franklin Templeton group of funds.

CHARLES E. JOHNSON
AGE 44
DIRECTOR SINCE 1993

President, Member - Office of the President, and director of the Company; formerly Senior Vice President and director of the Company for more than the past five (5) years; officer and/or director of many other Company subsidiaries; officer and/or director or trustee of 33 of the investment companies in the Franklin Templeton group of funds.

GREGORY E. JOHNSON
AGE 39

President, Member - Office of the President; formerly Vice President of FRI for more than the past five (5) years; officer of many other Company subsidiaries and of one investment company in the Franklin Templeton group of funds.

RUPERT H. JOHNSON, JR.
AGE 60
DIRECTOR SINCE 1969

Vice Chairman, formerly Executive Vice President and director of the Company for more than the past five (5) years; officer and/or director of many other Company subsidiaries; officer and/or director or trustee of 52 of the investment companies in the Franklin Templeton group of funds.

LESLIE M. KRATTER
AGE 55

Senior Vice President of FRI since January 2000 and Secretary since March 1998; formerly Vice President of FRI since March 1993; officer of many other Company subsidiaries.

KENNETH A. LEWIS
AGE 39

Vice President of FRI since September 1996; formerly Corporate Controller of FRI; officer of many other Company subsidiaries. Prior to the Templeton acquisition, employed by various Templeton entities since 1989.

WILLIAM J. LIPPMAN
AGE 75

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

CHARLES R. SIMS
AGE 39

Vice President of Finance, Chief Accounting Officer and Treasurer of FRI since June 2000; and Treasurer of FRI and various subsidiaries since September 1997; and assistant treasurer of 53 of the investment companies in the Franklin Templeton group of funds. Prior to September 1997, employed as Vice President and Chief Financial Officer of Franklin Templeton Investments Corp. formerly know as Templeton Management Limited. Employed by Franklin Templeton Investments since 1989.

MURRAY L. SIMPSON
AGE 63

Executive Vice President and General Counsel of FRI since January 2000; Officer of 53 of the investment companies of the Franklin Templeton group of funds. Previously Managing Director and Chief Executive Officer Templeton Franklin Investment Services (Asia), Limited from 1994-2000.

Charles B. Johnson and Rupert H. Johnson, Jr. are brothers. Peter M. Sacerdote, a director of FRI, is a brother-in-law of Charles B. Johnson and Rupert H. Johnson, Jr. Charles E. Johnson is the son of Charles B. Johnson, the nephew of Rupert H. Johnson, Jr. and Peter Sacerdote and the brother of Gregory E. Johnson and Jennifer Bolt. Gregory E. Johnson is the son of Charles B. Johnson, the nephew of Rupert H. Johnson, Jr. and Peter Sacerdote and the brother of Jennifer Bolt and Charles E. Johnson. Jennifer Bolt is the daughter of Charles B. Johnson, the niece of Rupert H. Johnson, Jr. and Peter Sacerdote and the sister of Charles E. Johnson and Gregory E. Johnson.

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

     (4)  Indenture   between  the  Registrant  and  The  Chase  Manhattan  Bank
          (formerly Chemical Bank), as trustee, dated as of May 19, 1994, incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-3, filed on April 14, 1994

     10.1 Representative Distribution Plan between Templeton Growth Fund, Inc. and Franklin/Templeton Investor Services, Inc. incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 (the "1993 Annual Report")

     10.2 Representative Transfer Agent Agreement between Templeton Growth Fund, Inc. and Franklin/Templeton Investor Services, Inc. incorporated by reference to Exhibit 10.3 to the 1993 Annual Report

     10.3 Representative   Investment  Management  Agreement  between  Templeton
          Growth  Fund,   Inc.  and  Templeton,   Galbraith  &  Hansberger  Ltd.
          incorporated by reference to Exhibit 10.5 to the 1993 Annual Report

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

    10.41 Representative Variable Insurance Fund Participation Agreement among Templeton Variable Products Series Fund or Franklin Valuemark Fund, Franklin/Templeton Distributors, Inc. and an insurance company incorporated by reference from Exhibit 10.1 to the form 10-Q for the quarter ended December 31, 1998

    10.42 Purchase Agreement between Mariners Island Co-Tenancy and Keynote Systems, Inc. dated April 25, 2000 incorporated by reference to
          Exhibit 10 to the Company's Report on Form 10-Q for the quarterly period ended June 30, 2000

    10.43 Acquisition Agreement dated July 26, 2000 among Franklin Resources, Inc., FTI Acquisition and Bissett & Associates Investment Management, Ltd., incorporated by reference to Registrant's Report on Form 8-K dated August 1, 2000

    10.44 Agreement and Plan of Share Acquisition between Franklin Resources, Inc. and Fiduciary Trust Company International dated October 25, 2000, incorporated by reference to Registrant's Report on Form 8-K/A (Amendment No. 1) dated October 25, 2000 and filed on October 26, 2000

    10.45 Representative  Amended  and  Restated  Distribution  Agreement  among
          Templeton Emerging Markets Fund, Templeton Canadian Bond Fund, Templeton International Stock Fund, Templeton Canadian Stock Fund, Templeton Global Smaller Companies Fund, Templeton Global Bond Fund, Templeton Treasury Bill Fund, Templeton Global Balanced Fund,
          Templeton International Balanced Fund, Templeton Canadian Asset Allocation Fund, Mutual Beacon Fund, Franklin U.S. Small Cap Growth Fund, Templeton Balanced Fund, Templeton Growth Fund, Ltd., Templeton Management Limited and FEP Capital, L.P. dated December 31, 1998

    10.46 Representative   Purchase   and   Sales   Agreement   by   and   among
          Franklin/Templeton Distributors, Inc., Franklin Resources, Inc. and Lightning Finance Company Limited dated August 1, 1999

    10.47 Representative Advisory Agreement between Templeton Global Advisers Limited and Templeton Asset Management Limited dated December 21, 1999

    10.48 Representative Amended and Restated Commission Paying Agreement between Templeton Global Strategy Funds, Templeton Global Advisors Limited, Templeton Global Strategic Services S.A., and Lightning Finance Company Limited dated January 31, 2000

    10.49 Representative Variable Insurance Fund Participation Agreement among Franklin Templeton Variable Insurance Products Trust (formerly Franklin Valuemark Funds), Franklin/Templeton Distributors, Inc. and CUNA Mutual Life Insurance Company dated May 1, 2000

    10.50 Stock Purchase Agreement between Good Morning Securities Co., Ltd. and Templeton Investment Counsel, Inc. dated June 29, 2000

    10.51 Agreement entered into between NEDCOR Investment Bank Holdings limited, NEDCOR Investment Bank Limited, Templeton International, inc., Franklin Templeton Asset Management (Proprietary) Limited and Templeton Global Advisors Limited dated August 1, 2000

    10.52 Representative Amended and Restated Distribution Agreement between Franklin-Templeton Distributors, Inc. and Franklin Growth and Income Fund dated August 10, 2000

     12   Computation of Ratios of Earnings to Fixed Charges

     21   List of Subsidiaries

     23   Consent of Independent Accountants

     27   Financial Data Schedule

          * Compensatory Plan

  (b)(1) Report on Form 8-K dated July 11, 2000 was filed on July 13, 2000 under Items 5 and 7

  (b)(2) Report on Form 8-K dated July 26, 2000 was filed on August 1, 2000 under Items 5 and 7

  (b)(3) Report on Form 8-K dated July 27, 2000 was filed on August 2, 2000 attaching Registrant's press release dated July 27, 2000 under Items 5 and 7

  (b)(4) Report on Form 8-K dated and filed on October 25, 2000 under Items 5 and 7

  (b)(5) Report on Form 8-K/A (Amendment No. 1) dated October 25, 2000 was filed on October 26, 2000 under Items 5 and 7

  (c)     See Item 14(a)(3) above

  (d) No separate financial statements are required; schedules are included in Item 8

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.

Date:       December 7, 2000  By:   /S/ CHARLES B. JOHNSON
                                    ----------------------
                                    Charles B. Johnson, Chairman, Chief
                                    Executive Officer, and Member-Office of the
                                    Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date:       December 7, 2000  By:   /S/ CHARLES B. JOHNSON
                                    ----------------------
                                    Charles B. Johnson,
                                    Chairman, Chief Executive Officer,
                                    Member-Office of the Chairman, and Director

Date:       December 7, 2000  By:   /S/ HARMON E. BURNS
                                    -------------------
                                    Harmon E. Burns,
                                    Vice Chairman, Member - Office of the
                                    Chairman, and Director

Date:       December 7, 2000  By:   /S/ MARTIN L. FLANAGAN
                                    ----------------------
                                    Martin L. Flanagan,
                                    President, Member-Office of the President,
                                    and Chief Financial Officer

Date:       December 7, 2000  By:   /S/ ALLEN J. GULA, JR.
                                    ----------------------
                                    Allen J. Gula, Jr.,
                                    President, and Member-Office of the
                                    President

Date:       December 7, 2000  By:   /S/ CHARLES E. JOHNSON
                                    ----------------------
                                    Charles E. Johnson,
                                    President, Member-Office of the
                                    President, and Director

Date:       December 7, 2000  By:   /S/ GREGORY E. JOHNSON
                                    ----------------------
                                    Gregory E. Johnson,
                                    President, and Member-Office of the
                                    President

Date:       December 7, 2000  By:   /S/ RUPERT H. JOHNSON, JR.
                                    --------------------------
                                    Rupert H. Johnson, Jr.,
                                    Vice Chairman, Member - Office of
                                    the Chairman, and Director

Date:       December 7, 2000  By:   /S/ HARRY O. KLINE
                                    ------------------
                                    Harry O. Kline, Director

Date:       December 7, 2000  By:   /S/ JAMES A. MCCARTHY
                                    ---------------------
                                    James A. McCarthy, Director

Date:       December 7, 2000  By:   /S/ PETER M. SACERDOTE
                                    ----------------------
                                    Peter M. Sacerdote, Director

Date:       December 7, 2000  By:   /S/ CHARLES R. SIMS
                                    -------------------
                                    Charles R. Sims, Vice President - Finance,
                                    Chief Accounting Officer, and Treasurer

Date:       December 7, 2000  By:   /S/ LOUIS E. WOODWORTH
                                    ----------------------
                                    Louis E. Woodworth, Director

Exhibits (other than 12, 21 and 23) deleted, but filed with the Securities and Exchange Commission.

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

     (4)  Indenture   between  the  Registrant  and  The  Chase  Manhattan  Bank
          (formerly Chemical Bank), as trustee, dated as of May 19, 1994, incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-3, filed on April 14, 1994

     10.1 Representative Distribution Plan between Templeton Growth Fund, Inc. and Franklin/Templeton Investor Services, Inc. incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 (the "1993 Annual Report")

     10.2 Representative Transfer Agent Agreement between Templeton Growth Fund, Inc. and Franklin/Templeton Investor Services, Inc. incorporated by reference to Exhibit 10.3 to the 1993 Annual Report

     10.3 Representative   Investment  Management  Agreement  between  Templeton
          Growth  Fund,   Inc.  and  Templeton,   Galbraith  &  Hansberger  Ltd.
          incorporated by reference to Exhibit 10.5 to the 1993 Annual Report

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

    10.41 Representative Variable Insurance Fund Participation Agreement among Templeton Variable Products Series Fund or Franklin Valuemark Fund, Franklin/Templeton Distributors, Inc. and an insurance company incorporated by reference from Exhibit 10.1 to the form 10-Q for the quarter ended December 31, 1998

    10.42 Purchase Agreement between Mariners Island Co-Tenancy and Keynote Systems, Inc. dated April 25, 2000 incorporated by reference to
          Exhibit 10 to the Company's Report on Form 10-Q for the quarterly period ended June 30, 2000

    10.43 Acquisition Agreement dated July 26, 2000 among Franklin Resources, Inc., FTI Acquisition and Bissett & Associates Investment Management, Ltd., incorporated by reference to Registrant's Report on Form 8-K dated August 1, 2000

    10.44 Agreement and Plan of Share Acquisition between Franklin Resources, Inc. and Fiduciary Trust Company International dated October 25, 2000, incorporated by reference to Registrant's Report on Form 8-K/A (Amendment No. 1) dated October 25, 2000 and filed on October 26, 2000

    10.45 Representative  Amended  and  Restated  Distribution  Agreement  among
          Templeton Emerging Markets Fund, Templeton Canadian Bond Fund, Templeton International Stock Fund, Templeton Canadian Stock Fund, Templeton Global Smaller Companies Fund, Templeton Global Bond Fund, Templeton Treasury Bill Fund, Templeton Global Balanced Fund,
          Templeton International Balanced Fund, Templeton Canadian Asset Allocation Fund, Mutual Beacon Fund, Franklin U.S. Small Cap Growth Fund, Templeton Balanced Fund, Templeton Growth Fund, Ltd., Templeton Management Limited and FEP Capital, L.P. dated December 31, 1998

    10.46 Representative   Purchase   and   Sales   Agreement   by   and   among
          Franklin/Templeton Distributors, Inc., Franklin Resources, Inc. and Lightning Finance Company Limited dated August 1, 1999

    10.47 Representative Advisory Agreement between Templeton Global Advisers Limited and Templeton Asset Management Limited dated December 21, 1999

    10.48 Representative Amended and Restated Commission Paying Agreement between Templeton Global Strategy Funds, Templeton Global Advisors Limited, Templeton Global Strategic Services S.A., and Lightning Finance Company Limited dated January 31, 2000

    10.49 Representative Variable Insurance Fund Participation Agreement among Franklin Templeton Variable Insurance Products Trust (formerly Franklin Valuemark Funds), Franklin/Templeton Distributors, Inc. and CUNA Mutual Life Insurance Company dated May 1, 2000

    10.50 Stock Purchase Agreement between Good Morning Securities Co., Ltd. and Templeton Investment Counsel, Inc. dated June 29, 2000

    10.51 Agreement entered into between NEDCOR Investment Bank Holdings limited, NEDCOR Investment Bank Limited, Templeton International, inc., Franklin Templeton Asset Management (Proprietary) Limited and Templeton Global Advisors Limited dated August 1, 2000

    10.52 Representative Amended and Restated Distribution Agreement between Franklin-Templeton Distributors, Inc. and Franklin Growth and Income Fund dated August 10, 2000

     12   Computation of Ratios of Earnings to Fixed Charges

     21   List of Subsidiaries

     23   Consent of Independent Accountants

     27   Financial Data Schedule

          * Compensatory Plan

  (b)(1) Report on Form 8-K dated July 11, 2000 was filed on July 13, 2000 under Items 5 and 7

  (b)(2) Report on Form 8-K dated July 26, 2000 was filed on August 1, 2000 under Items 5 and 7

  (b)(3) Report on Form 8-K dated July 27, 2000 was filed on August 2, 2000 attaching Registrant's press release dated July 27, 2000 under Items 5 and 7

  (b)(4) Report on Form 8-K dated and filed on October 25, 2000 under Items 5 and 7

  (b)(5) Report on Form 8-K/A (Amendment No. 1) dated October 25, 2000 was filed on October 26, 2000 under Items 5 and 7

     (c)  See Item 14(a)(3) above

     (d) No separate financial statements are required; schedules are included in Item 8