Form 10-Q
period 2000-12-31
FRANKLIN RESOURCES INC
filed 2001-02-14
CIK 38777

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For Quarterly Period Ended December 31, 2000
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the transition period from _________ to______________

                           Commission File No. 1-9318

                            FRANKLIN RESOURCES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                      13-2670991
             --------                                      ----------
        (State or other jurisdiction                      (IRS Employer
        of incorporation or organization)               Identification No.)

                  777 MARINERS ISLAND BLVD., SAN MATEO, CA 94404
                  ----------------------------------------------
                     (Address of Principal Executive Offices)
                                   (Zip Code)

                                  (650) 312-2000
                                  --------------
               (Registrant's telephone number, including area code)
               ---------------------------------------------------
               (Former name, former address and former fiscal year,
                          if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X    NO ______
    -----


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES _____  NO ______

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Outstanding: 244,128,652 shares, common stock, par value $.10 per share at January 31, 2001.

PART I -FINANCIAL INFORMATION

ITEM 1.    CONDENSED FINANCIAL STATEMENTS

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED

                                                             THREE MONTHS ENDED
                                                                DECEMBER 31
(In thousands, except per share data)                       2000           1999
--------------------------------------------------------------------------------

OPERATING REVENUES:
   Investment management fees                           $345,785       $344,042
   Underwriting and distribution fees                    164,362        164,243
   Shareholder servicing fees                             48,222         51,759
   Other, net                                              5,705          5,623
--------------------------------------------------------------------------------
      TOTAL OPERATING REVENUES                           564,074        565,667
--------------------------------------------------------------------------------

OPERATING EXPENSES:
   Underwriting and distribution                         145,684        143,168
   Compensation and benefits                             141,859        130,849
   Information systems, technology and occupancy          57,528         51,631
   Advertising and promotion                              22,126         22,545
   Amortization of deferred sales commissions             18,236         20,631
   Amortization of intangible assets                       9,909          9,283
   Other                                                  19,754         19,925
--------------------------------------------------------------------------------
      TOTAL OPERATING EXPENSES                           415,096        398,032
--------------------------------------------------------------------------------

Operating income                                         148,978         167,635

OTHER INCOME/(EXPENSES):
   Investment and other income                            49,956         16,679
   Interest expense                                       (2,270)        (3,364)
--------------------------------------------------------------------------------
      Other income, net                                   47,686         13,315
--------------------------------------------------------------------------------

Income before taxes on income                            196,664        180,950
Taxes on income                                           47,199         43,428

--------------------------------------------------------------------------------
NET INCOME                                              $149,465       $137,522
--------------------------------------------------------------------------------

Earnings per share:
   Basic and diluted                                       $0.61          $0.55
Dividends per share                                       $0.065         $0.060


  The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

                                                       UNAUDITED
                                                     DECEMBER 31    SEPTEMBER 30
(In thousands)                                              2000            2000
--------------------------------------------------------------------------------

ASSETS:
Current assets:
   Cash and cash equivalents                          $1,069,217        $734,071
   Receivables:
      Sponsored investment products                      237,466         241,282
      Other                                               18,297          27,105
   Investment securities, available-for-sale             216,597         635,819
   Prepaid expenses and other                             26,645          18,017

--------------------------------------------------------------------------------
      Total current assets                             1,568,222       1,656,294
--------------------------------------------------------------------------------

Banking/Finance assets:
   Cash and cash equivalents                              14,528          11,934
   Loans receivable, net                                 288,034         256,416
   Investment securities, available-for-sale              29,917          26,851
   Other                                                   6,692           4,361

--------------------------------------------------------------------------------
      Total banking/finance assets                       339,171         299,562
--------------------------------------------------------------------------------

Other assets:
   Deferred sales commissions                             88,615          86,754
   Property and equipment, net                           440,720         444,694
   Intangible assets, net                              1,248,627       1,169,485
   Receivable from banking/finance group                 198,778         168,496
   Other                                                 208,244         217,158

--------------------------------------------------------------------------------
      Total other assets                               2,184,984       2,086,587
--------------------------------------------------------------------------------

       TOTAL ASSETS                                   $4,092,377      $4,042,443
================================================================================


     The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

                                                       UNAUDITED
                                                     DECEMBER 31   SEPTEMBER 30
 (In thousands except share data)                           2000           2000
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS'

EQUITY:
Current liabilities:
   Compensation and benefits                              72,788        180,743
   Current maturities of long-term debt                   68,794         68,776
   Accounts payable and accrued expenses                  83,034         72,646
   Commissions                                            87,671         76,965
   Income taxes                                           71,964         61,661
   Other                                                  20,145         28,768
--------------------------------------------------------------------------------
      Total current liabilities                          404,396        489,559
--------------------------------------------------------------------------------

Banking/finance liabilities:
   Payable to Parent                                     198,778        168,496
   Deposits                                               55,503         54,846
   Other                                                  12,683         15,612
--------------------------------------------------------------------------------
      Total banking/finance liabilities                  266,964        238,954
--------------------------------------------------------------------------------

Other liabilities:
   Long-term debt                                        285,760        294,090
   Other                                                  56,965         54,347
--------------------------------------------------------------------------------
      Total other liabilities                            342,725        348,437
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
      Total liabilities                                1,014,085      1,076,950
--------------------------------------------------------------------------------

Stockholders' equity:
   Preferred stock, $1.00 par value, 1,000,000 shares
   authorized; none issued                                     -              -

   Common stock, $0.10 par value, 500,000,000
   shares authorized;244,128,959 and 243,730,140
   shares issued and outstanding,for December and
   September, respectively                                24,413         24,373
   Retained earnings                                   3,084,102      2,932,166
   Other                                                  (2,810)        (3,422)
   Accumulated other comprehensive income                (27,413)        12,376
--------------------------------------------------------------------------------
      Total stockholders' equity                       3,078,292      2,965,493
--------------------------------------------------------------------------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $4,092,377     $4,042,443
================================================================================

     The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED                                                         THREE MONTHS
                                                                      ENDED
                                                                   DECEMBER 31
(In thousands)                                                   2000      1999
--------------------------------------------------------------------------------
Net income                                                   $149,465  $137,522

Adjustments to reconcile net income to net cash
  provided by operating activities:
Decrease in receivables, prepaid expenses and other            19,726     2,097
Advances of deferred sales commissions                        (20,098)  (18,846)
Decrease in restructuring liabilities                               -    (1,190)
Increase in other current liabilities                          12,025     3,160
Increase in income taxes payable                               10,303     5,216
Increase in commissions payable                                10,705     3,260
Decrease in accrued compensation and benefits                 (82,809)  (46,291)
Depreciation and amortization                                  50,333    48,762
(Gains) losses on disposition of assets                       (31,572)      455
--------------------------------------------------------------------------------
Net cash provided by operating activities                     118,078   134,145
--------------------------------------------------------------------------------

Purchase of investments                                       (44,183)  (41,597)
Liquidation of investments                                    439,418   197,429
Purchase of banking/finance investments                        (5,939)   (2,744)
Liquidation of banking/finance investments                      3,269     8,172
Net origination of loans receivable                           (31,440)  (52,196)
Acquisition of subsidiary, net of cash acquired               (94,483)        -
Purchase of property and equipment                            (18,055)  (22,496)
--------------------------------------------------------------------------------
Net cash provided by investing activities                     248,587    86,568
--------------------------------------------------------------------------------

Increase (decrease) in bank deposits                              658    (2,633)
Exercise of common stock options                                1,020       266
Dividends paid on common stock                                (14,623)  (13,799)
Purchase of stock                                              (7,906)  (98,423)
Issuance of debt                                               60,533   190,583
Payments on debt                                              (68,607) (155,634)
--------------------------------------------------------------------------------
Net cash used in financing activities                         (28,925)  (79,640)
--------------------------------------------------------------------------------
Increase in cash and cash equivalents                         337,740   141,073
Cash and cash equivalents, beginning of period                746,005   819,244
--------------------------------------------------------------------------------
Cash and cash equivalents, end of period                   $1,083,745  $960,317
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
  Value of common stock issued, principally restricted stock  $23,811   $28,531


     The accompanying notes are an integral part of these consolidated financial statements.

                            FRANKLIN RESOURCES, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2000
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     We have prepared these unaudited interim financial statements of Franklin Resources, Inc. and its consolidated subsidiaries ("Franklin Templeton Investments") in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles pursuant to such rules and regulations. In our opinion, all appropriate adjustments necessary to a fair presentation of the results of operations have been made for the periods shown. All adjustments are of a normal recurring nature. You should read these financial statements in conjunction with our audited financial statements for the fiscal year ended September 30, 2000.

2.   DEBT

     At December 31, 2000, our overall weighted average interest rate on outstanding commercial paper and medium-term notes was 6.48%. During the quarter ended December 31, 2000, interest-rate swap agreements with a notional value of $90 million matured and were not renewed. These interest rate swaps had effectively fixed interest rates on $90 million of commercial paper.

3.   COMPREHENSIVE INCOME

     The following table shows comprehensive income for the three months ended December 31, 2000 and 1999.

      (In thousands)                                       2000            1999
      --------------------------------------------------------------------------
      Net income                                       $149,465        $137,522
      Change in net unrealized (loss) gain on
        available-for-sales securities, net of tax      (35,730)         13,259
      Foreign currency translation adjustment            (4,060)          1,958
      --------------------------------------------------------------------------
      Comprehensive income                             $109,675        $152,739
      ==========================================================================

4.   SEGMENT INFORMATION

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

     Financial information for our two operating segments for the quarters ended December 31, 2000 and 1999 is presented in the table below. Operating revenues of the banking/finance segment are reported net of interest expense.

                                    Assets        Income before        Operating
      (In thousands)                                  taxes             revenues
      --------------------------------------------------------------------------
      December 2000
         Investment management    $3,753,206         $195,143           $557,360
         Banking/finance             339,171            1,521              6,714
      --------------------------------------------------------------------------
         Company Totals           $4,092,377         $196,664           $564,074
      ==========================================================================



                                    Assets        Income before        Operating
                                                      taxes             revenues
      --------------------------------------------------------------------------
      December 1999
         Investment management    $3,483,884         $180,085           $561,062
         Banking/finance             265,408              865              4,605
      --------------------------------------------------------------------------
         Company Totals           $3,749,292         $180,950           $565,667
      ==========================================================================


5.   EARNINGS PER SHARE

     Earnings per share were computed as follows:

                                                           Three months ended
                                                               December 31
      (In thousands except per share amounts)              2000            1999
      --------------------------------------------------------------------------

      Net income                                       $149,465        $137,522
      ==========================================================================

      Weighted-average shares outstanding - basic       243,708         250,432
      Incremental shares from assumed conversions           701             160
      --------------------------------------------------------------------------
      Weighted-average shares outstanding  - diluted    244,409         250,592
      ==========================================================================


      Earnings per share:
         Basic and diluted                                $0.61           $0.55


6.   SUBSEQUENT EVENT- SECURITIZATION OF LOANS RECEIVABLE

     In January 2001, we sold auto loans receivable with a net book value of $142.6 million to a securitization trust. The sale proceeds of this securitization were $139.3 million. A gain of $2.9 million has been recorded on the transaction. Significant assumptions used in determining the gain were an excess cash flow discount rate of 12% and a cumulative credit loss rate of 3.06%.

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

Our sponsored investment products include a broad range of domestic and global/international equity, hybrid, fixed-income and money market mutual funds, as well as other investment products that meet a wide variety of specific investment needs of individuals and institutions.

ASSETS UNDER MANAGEMENT
                                                      December 31   December 31
(In billions)                                                2000          1999
--------------------------------------------------------------------------------

Equity:
   Global/international                                     $96.4         $111.0
   Domestic                                                  50.0           44.3
--------------------------------------------------------------------------------
      Total equity                                          146.4          155.3
--------------------------------------------------------------------------------

Hybrid Funds                                                 10.1            9.6
Fixed-income:
  Tax-free                                                   45.0           45.2
  Taxable
     Domestic                                                16.2           15.4
     Global/international                                     3.7            3.9
--------------------------------------------------------------------------------
      Total fixed-income                                     64.9           64.5
--------------------------------------------------------------------------------

Money funds                                                   5.5            5.6

--------------------------------------------------------------------------------
Total end of period                                        $226.9         $235.0
================================================================================
Simple monthly average for the three-month period (1)      $226.5         $224.1
================================================================================

(1) Investment management fees from approximately 60% of our assets under management at December 31, 2000 are calculated using a daily average.

Our assets under management at December 31, 2000 were $226.9 billion, 3% lower than they were a year ago, but simple monthly average assets increased 1% this quarter over the same period a year ago. Equity assets now comprise 65% of total assets under management as compared to 66% at December 31, 1999. Fixed income assets now comprise 29% of total assets under management as compared to 27% at the same time last year.

The change in our assets under management was as follows.

ASSETS UNDER MANAGEMENT                3 months ended December 31,   PERCENT
in billions                                 2000         1999        CHANGE
--------------------------------------------------------------------------------

Beginning assets under management         $229.9       $218.1            5%

Sales                                       12.7         11.0           15%

Reinvested Dividends                         5.4          4.2           29%

Redemptions                                (15.5)       (14.5)           7%

(Depreciation)appreciation                  (5.6)        16.2           n/a

--------------------------------------------------------------------------------
Ending assets under management            $226.9       $235.0          (3)%

For the three-month period ended December 31, 2000, sales and reinvested dividends exceeded redemptions ("net inflows") complex-wide by $2.6 billion, compared to net inflows of $0.7 billion in the same period last year. Market depreciation of $5.6 billion in the three months ended December 31, 2000 was mostly experienced within the U.S. equity markets, partially offset by appreciation in the fixed income sector. Approximately $3.7 billion of assets under management were added in October 2000 from our acquisition of Bissett & Associates Investment Management Ltd. ("Bissett"), which is reflected in (Depreciation) appreciation in the above table. Domestic equity and fixed income products continued to have strong relative performance to peer groups, while our global equity products' relative performance improved materially compared to peer groups.

RESULTS OF OPERATIONS

                                            Three months ended
                                                December 31         Percent
                                             2000         1999      Change
--------------------------------------------------------------------------------
Net income (in millions)                   $149.5       $137.5          9%
Earnings per share
     Basic and diluted                      $0.61        $0.55         11%

Operating margin                              26%          30%       (13)%

EBITDA margin (1)                             38%          37%          3%
--------------------------------------------------------------------------------

(1) EBITDA margin is earnings before interest, taxes on income, depreciation and the amortization of intangibles (not including amortization of deferred sales commissions) divided by total revenues.

Net income during the quarter ended December 31, 2000 increased 9% compared to the same quarter last year, primarily due to increased investment income, partially offset by increased operating expenses.

OPERATING REVENUE
                                            Three months ended
                                                December 31         Percent
(In millions)                                2000         1999      Change
--------------------------------------------------------------------------------
Investment management fees                 $345.8       $344.0          1%
Underwriting and distribution fees          164.4        164.3           -
Shareholder servicing fees                   48.2         51.8        (7)%
Other, net                                    5.7          5.6          2%
--------------------------------------------------------------------------------
Total operating revenues                   $564.1       $565.7           -
--------------------------------------------------------------------------------

SUMMARY

Total operating revenues for the quarter ended December 31, 2000 were similar to those recorded for the same period a year ago. This was primarily due to similar levels of simple average assets under management, effective management fee rates and number of shareholder accounts for the two periods under review.

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

Investment management fees increased 1% during the quarter ended December 31, 2000 over the same period last year, consistent with the 1% increase in the simple monthly average assets under management between these periods.

Our effective investment management fee rate for the quarter ended December 31, 2000 (investment management fees divided by simple monthly average assets under management) remained constant at 0.61% from the same period last year.

UNDERWRITING AND DISTRIBUTION FEES

Underwriting commissions are earned from the sale of certain classes of mutual funds that have a sales commission paid at the time of purchase. Distribution fees are paid by our sponsored mutual funds in return for sales and marketing efforts on their behalf. Distribution fees include 12b-1 plan fees, which are subject to maximum pay-out levels, based upon a percentage of the assets in each fund. A significant portion of underwriting commissions and distribution fees are paid to the brokers and other intermediaries who sell our sponsored investment products to the investing public on our behalf. See the description of Underwriting and distribution expenses below.

Overall, Underwriting and distribution fees remained constant with the same period last year, despite a 15% increase in product sales. This was mainly caused by a decline in commissionable sales year over year, which led to a reduction in aggregate sales commission revenues. Sales at reduced or zero commissions are offered on certain classes of shares and for sales to shareholders or intermediaries that exceed specified minimum amounts. Thus, as the mix of sales change, so will our commission revenue. The decline in sales commission revenue was offset by an increase in distribution fees during the quarter ended December 31, 2000. This increase was primarily due to the increased simple monthly average assets under management and increased contingent deferred sales commissions.

SHAREHOLDER SERVICING FEES

Shareholder servicing fees are generally fixed charges per shareholder account that vary with the particular type of fund and the service being rendered, although some funds are charged fees based on the level of assets under management. Fees are received as compensation for providing transfer agency services, which include providing customer statements, transaction processing, customer service and tax reporting. Current agreements with the sponsored investment products provide that closed accounts in a given calendar year remain billable through the second quarter of the following calendar year at a reduced rate. Accordingly, the level of fees will vary with the split of total billable accounts between open and closed accounts.

Shareholder servicing fees decreased 7% primarily as a result of a decrease in the total number of billable accounts.

OTHER, NET

Other, net consists primarily of revenues from the banking/finance operating segment:

-- Operating revenues, consisting primarily of interest and servicing income -- Interest expense
-- Provision for loan losses

Other, net has remained relatively constant during the current year as higher interest and servicing income was offset by higher interest expense. Additionally, revenues from management and advisory activities associated with certain Real Estate Investment Trusts and partnerships have declined during fiscal 2001 as we have reduced our involvement in this business.

We have considered the potential impact of the effect on the banking/finance segment of a 100 basis point (1%) movement in market interest rates and we do not expect it would have a material impact on our operating revenues or consolidated results of operations.

OPERATING EXPENSES

                                             Three months ended
                                                 December 31
(In millions)                                2000          1999      Change
--------------------------------------------------------------------------------
Underwriting and distribution              $145.7        $143.2         2%
Compensation and benefits                   141.9         130.9         8%
Information systems, technology and          57.5          51.6        11%
   occupancy
Advertising and promotion                    22.1          22.5       (2)%
Amortization of deferred sales               18.2          20.6      (12)%
   commissions
Amortization of intangible  assets            9.9           9.3         6%
Other                                        19.8          19.9       (1)%
--------------------------------------------------------------------------------
      Total operating expenses             $415.1        $398.0         4%
================================================================================

SUMMARY

Operating expenses increased 4% during the quarter ended December 31, 2000 compared with the same period last year. This was mainly due to increased compensation and technology costs.

UNDERWRITING AND DISTRIBUTION

Underwriting and distribution includes sales commissions and distribution fees paid to brokers and other third parties for selling, distributing and providing ongoing services to investors in our sponsored investment products. During the quarter ended December 31, 2000, Underwriting and distribution expenses increased 2% compared with the prior year. Total sales increased 15%, but a significant number of those additional sales were at a low or zero commission rate, resulting in a smaller proportional increase in the commissions paid to intermediaries in the current year.

COMPENSATION AND BENEFITS

Compensation and benefits increased 8% during the quarter ended December 31, 2000 compared to the same period last year, primarily due to annual salary increases partially offset by a 3% decrease in the average employee headcount. Salary awards are given annually in October and are based upon the performance of the individual employee. The number of employees at December 31, 2000 was approximately 6,300 as compared to approximately 6,600 at the same time last year. In order to hire and retain our key employees in the current low unemployment labor market, we are committed to keeping our salaries and benefit packages competitive, which means that the level of compensation and benefits may increase more quickly than our revenues.

INFORMATION SYSTEMS, TECHNOLOGY AND OCCUPANCY

Information systems, technology and occupancy costs increased 11% over the same period last year. This increase was primarily due to continued expenditure on new technology initiatives and a higher amortization charge resulting from the continuing investment in technology. During the past year, we embarked on a number of hardware upgrades, purchased, developed and installed new software applications, replaced or upgraded older versions of software applications, successfully transitioned to the Year 2000, and developed e-business strategies to improve our service levels, work environment and productivity. We expect that similar activities will continue to impact our overall expenditures through fiscal 2001 and beyond.

Details of capitalized information systems and technology costs were as follows:

                                               Three months ended
                                                   December 31
(In millions)                                   2000         1999
--------------------------------------------------------------------------------
Cost at September 30                        $317,767     $246,857
Net additions during period                   14,834       12,474
--------------------------------------------------------------------------------
Cost at December 31                          332,601      259,331

Accumulated amortization at September 30     160,872      108,291
Charge for period                             16,503       11,811
--------------------------------------------------------------------------------
Accumulated amortization at December 31      177,375      120,102
--------------------------------------------------------------------------------
Net book value at December 31               $155,226     $139,229
================================================================================

ADVERTISING AND PROMOTION

Advertising and promotion expenses during the quarter ended December 31, 2000 remained at a comparable level to the same period last year.

AMORTIZATION OF DEFERRED SALES COMMISSIONS

Amortization of deferred sales commissions decreased 12% during the quarter ended December 31, 2000 compared to the same period last year, principally as a result of lower sales and the financing arrangements described below. Certain fund classes, namely classes B and C, are sold without a front-end sales charge to shareholders, while, at the same time, our distribution subsidiaries pay a commission to selling brokers and other intermediaries. Similarly, class A shares are sold without a front-end sales charge to shareholders when certain minimum investment criteria are met, yet our U.S. distribution subsidiaries pay a commission on the sale. We have arranged to finance certain deferred commission assets ("DCA") arising from our U.S., Canadian and European operations through Lightning Finance Company Limited ("LFL"). DCA that is recorded on our balance sheet, principally consisting of commissions arising from the sale of class A, B and C shares sold in the U.S., is amortized. As a result of the arrangement with LFL, Canadian and European DCA are no longer recorded in our financial statements.

OTHER INCOME (EXPENSE)

Investment and other income is comprised primarily of:

-- dividends from investments in our sponsored mutual funds
-- interest income from investments in bonds and government securities -- realized gains and losses on investments
-- foreign currency exchange gains and losses
-- other miscellaneous income

Investment income increased 200% over the same period last year due to greater realized gains, higher average available cash balances to invest and higher interest rates. During the quarter ended December 31, 2000, we recognized net realized gains of approximately $17 million more than the previous quarter from the sale of certain sponsored investment products held by the company for investment. In addition, realized gains of $8.2 million were included in other income related to the $32.9 million gain on the sale of our headquarters building in San Mateo, which is being recognized over 12-month leaseback period through June 2001.

Interest expense decreased 33% over the prior year, following a reduction in our average outstanding debt.

TAXES ON INCOME

Our effective income tax rate for the quarters ended December 31, 2000 and 1999 remained unchanged at 24%. The effective tax rate will continue to be reflective of the relative contributions of foreign earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, we had $1,083.7 million in cash and cash equivalents, as compared to $746.0 million at September 30, 2000. Liquid assets, which consist of cash and cash equivalents, investments available-for-sale and current receivables decreased to $1,586.0 million at December 31, 2000 from $1,677.1 million at September 30, 2000. At December 31, 2000, approximately $659.4 million was available to Franklin Templeton Investments under unused commercial paper and medium-term note programs. Revolving credit facilities at December 31, 2000 aggregated $550 million of which $250 million was under a 364-day facility. The remaining $300 million facility will expire in May 2003.

Cash provided by operating activities decreased to $118.1 million in the quarter ended December 31, 2000 compared to $134.1 million in the same period last year. This decrease was due mainly to lower operating income resulting from higher operating expenses. During the current quarter we sold $395.2 million of investments, net of purchases; invested net cash of $34.1 million into the banking/finance segment; and used $94.5 million to purchase Bissett, providing a total of $248.6 million in investing activities. Net cash used in financing activities during the current period was $28.9 million.

Outstanding debt declined to $354.6 million at December 31, 2000, compared to $362.9 million at September 30, 2000. Debt primarily consisted of commercial paper that carried interest at variable rates and fixed-interest medium-term notes. Our overall weighted average interest rate on outstanding commercial paper and medium-term notes was 6.48% at December 31, 2000. Through our medium-term note program and other fixed rate debt, we have fixed the rates of interest we pay on 24% of our outstanding debt at December 31, 2000. Interest-rate swaps with a notional value of $90 million matured in October 2000. We do not expect to enter into any new interest rate swap agreements in the reasonably foreseeable future. Medium-term notes of $60 million mature in March 2001. Other fixed-rate debt has various maturity dates through October 2003.

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

We have arranged with LFL for non-recourse financing of sales commissions advanced on sales of our B shares globally. The cumulative sales commissions that we have financed through LFL since inception approximated $230.6 million at December 31, 2000.

The acquisition of Bissett for $94.5 million in cash consideration closed on October 2, 2000. The operations of Bissett and its assets under management have been consolidated into our results from the date of closing.

We expect that the principal uses of cash will be to increase assets under management through expansion of our business, make strategic acquisitions, fund property and equipment acquisitions, enhance our technology infrastructure, improve our business processes, pay shareholder dividends, repay and service debt, and acquire shares of the company. We expect to finance future increases in investment in our banking/finance activities through operating cash flows, debt, or through the securitization of a portion of the receivables from consumer lending activities. We believe that our existing liquid assets, together with the expected continuing cash flow from operations, our borrowing capacity under current credit facilities, our ability to issue debt or equity securities under shelf registrations, the sales commission financing arrangement and our ability to issue stock will be sufficient to meet our present and reasonably foreseeable operating cash needs.

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

IF OUR ASSET MIX SHIFTS TO PREDOMINANTLY FIXED-INCOME PRODUCTS OUR REVENUES COULD DECLINE. We derive higher fee revenues and income from the equity assets that we manage. Changing market conditions may cause a shift in our asset mix towards fixed-income products and a decline in our income and revenue.

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

RISK  FACTORS   RELATING  TO  THE  COMBINATION   WITH  FIDUCIARY  TRUST  COMPANY
INTERNATIONAL

In  connection  with  the  proposed   acquisition  of  Fiduciary  Trust  Company
International ("Fiduciary"), which was announced in October 2000, we may be subject to the following risks:

THE TRANSACTION IS SUBJECT TO REGULATORY AND SHAREHOLDER APPROVAL. Our Agreement and Plan of Share Acquisition with Fiduciary is subject to the approval of the share exchange by various governmental and regulatory agencies. The share exchange is also subject to the approval of the shareholders of Fiduciary. There is no assurance that all the necessary approvals will be obtained.

FLUCTUATING MARKET PRICES COULD CAUSE THE VALUE OF OUR STOCK TO BE RECEIVED BY THE FIDUCIARY SHAREHOLDERS TO BE LESS THAN ITS CURRENT VALUE. The stock market recently has experienced significant price and volume fluctuations. These market fluctuations could have a material adverse effect on the market price of our common stock before completion of the acquisition, and thereby result in Fiduciary shareholders receiving our common stock with a value lower than the average trading price used to determine the exchange ratio in connection with the share exchange.

WE MAY BE SUBJECT TO A SUBSTANTIAL TERMINATION FEE IF WE CANCEL THE TRANSACTION. The Agreement and Plan of Acquisition requires us to pay a termination fee of $25 million if, under certain circumstances, the Agreement and Plan of Acquisition is terminated.

WE MAY NOT BE ABLE TO ACHIEVE THE BENEFITS WE EXPECT FROM THE ACQUISITION. Achieving the anticipated benefits of the acquisition will depend in part on close collaboration between management and key personnel of the two companies in a timely and efficient manner so as to minimize the risk that the acquisition will result in the loss of clients or employees or the continued diversion of the attention of management.

THE ACQUISITION COULD ADVERSELY AFFECT OUR COMBINED FINANCIAL RESULTS OR THE MARKET PRICE OF OUR COMMON STOCK. If the benefits of the acquisition do not exceed the costs associated with the acquisition, including any dilution to our shareholders resulting form the issuance of shares in connection with the acquisition, our financial results, including earnings per share, could be adversely affected. In addition, if we do not achieve the perceived benefits of the acquisition as rapidly as, or to the extent, anticipated by financial or industry analysts, the market price of our common stock may decline.

UNCERTAINTIES ASSOCIATED WITH THE ACQUISITION MAY CAUSE FIDUCIARY TO LOSE CLIENTS. Fiduciary's clients may, in response to the announcement of the acquisition, delay or defer decisions concerning their use of Fiduciary products and services following the acquisition. Any delay or deferral could have an adverse effect on our combined businesses. For example, Fiduciary may experience a decrease in expected revenue as a consequence of the uncertainties associated with the acquisition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our financial position is subject to a variety of risks, including market risk associated with interest rate movements. We are exposed to changes in interest rates primarily in our debt transactions. Through our medium-term note program and other fixed interest debt, we have effectively fixed the rate of interest we pay on 24% of our debt outstanding at December 31, 2000.

We have considered the potential impact of the effect on the banking/finance segment of a 100 basis point (1%) movement in market interest rates and we do not expect it would have a material impact on our operating revenues or results of operations.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments in the litigation previously reported in our Annual Report on Form 10-K for the period ended September 30, 2000 as filed with the SEC on December 7 , 2000.

We are involved from time to time in litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect our business or financial position.

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

     Exhibit 10.53 Employment Agreement entered into on December 22, 2000 by and among Anne M. Tatlock, Fiduciary Trust Company International and Franklin Resources, Inc.

     Exhibit 10.54 Amended and Restated 1998 Universal Stock Incentive Plan as approved by the Board of Directors on October 28, 2000 and the Stockholders at the Annual Meeting held on January 25, 2001.

     Exhibit 12       Computations  of  ratios of  earnings  to fixed charges


     (b) Reports on Form 8-K:

                    (i) Form 8-K filed on October 25, 2000 reporting under Item 5 "Other Events" the agreement and plan of share acquisition between Fiduciary Trust Company International and Registrant, and including said agreement, an earnings press release and an acquisition press release as Exhibits under Item 7 "Financial Statements and Exhibits" release.

                    (ii) Form 8-K/A (Amendment No. 1) dated October 25, 2000 and filed on October 26, 2000, reporting under Item 5 "Other Events" the agreement and plan of share acquisition between Fiduciary Trust Company International and Registrant and including said agreement, an earnings press release and an acquisition press release as Exhibits under Item 7 "Financial Statements and Exhibits".

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            FRANKLIN RESOURCES, INC.
                            ------------------------
                            Registrant.


   Date:  February 14, 2001             /s/ MARTIN L. FLANAGAN
                                        ----------------------
                                        MARTIN L. FLANAGAN
                                        President,  Member-Office  of the
                                        President, Chief Financial Officer and
                                        Chief Operating Officer