Form 10-Q
period 2001-03-31
FRANKLIN RESOURCES INC
filed 2001-05-15
CIK 38777

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For Quarterly Period Ended March 31, 2001
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

   YES _____  NO ______

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Outstanding: 264,523,885 shares, common stock, par value $.10 per share at April 30, 2001.

PART I -FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

FRANKLIN RESOURCES, INC.
Consolidated Income Statements
Unaudited
                                           Three months ended         Six months ended
                                                  March 31                 March 31
(In thousands, except per share data)         2001       2000          2001       2000
--------------------------------------------------------------------------------------

OPERATING REVENUES:
Investment management fees                $340,136   $356,009      $685,921   $700,051
Underwriting and distribution fees         178,165    200,133       342,527    364,376
Shareholder servicing fees                  51,962     53,202       100,184    104,961
Other                                        7,150      3,182        12,855      8,805
                                          --------------------------------------------
TOTAL OPERATING REVENUES                   577,413    612,526     1,141,487  1,178,193
                                          --------------------------------------------

OPERATING EXPENSES:
Underwriting and distribution              162,134    176,876       307,818    320,044
Compensation and benefits                  140,074    134,581       281,933    265,430
Information systems, technology and         59,002     51,441       116,530    103,072
occupancy
Advertising and promotion                   24,433     25,895        46,559     48,440
Amortization of deferred sales commissions  17,579     21,600        35,815     42,231
Amortization of intangible assets           10,107      9,283        20,016     18,566
Other                                       19,611     20,773        39,365     40,698
                                          --------------------------------------------
TOTAL OPERATING EXPENSES                   432,940    440,449       848,036    838,481
                                          --------------------------------------------

OPERATING INCOME                           144,473    172,077       293,451    339,712
                                          --------------------------------------------

OTHER INCOME (EXPENSE):
Investment and other income                 32,054     19,752        82,010     36,431
Interest expense                            (3,259)    (3,180)       (5,529)    (6,544)
                                          --------------------------------------------
OTHER INCOME (EXPENSE), NET                 28,795     16,572        76,481     29,887
                                          --------------------------------------------

INCOME BEFORE TAXES ON INCOME              173,268    188,649       369,932    369,599
TAXES ON INCOME                             41,584     45,275        88,783     88,703
                                          --------------------------------------------

NET INCOME                                $131,684   $143,374      $281,149   $280,896
                                          ============================================

EARNINGS PER SHARE:
     BASIC AND DILUTED                       $0.54      $0.58         $1.15      $1.13

DIVIDENDS PER SHARE                         $0.065      $0.06         $0.13      $0.12

     The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN RESOURCES, INC.
Consolidated Balance Sheets

                                                Unaudited
                                                 March 31      September 30
(In thousands)                                       2001             2000
--------------------------------------------------------------------------------

ASSETS:
Current assets:
   Cash and cash equivalents                     $981,823        $734,071
   Receivables:
      Sponsored investment products               218,283         241,282
      Other                                        39,046          27,105
   Investment securities, available-for-sale      387,444         635,819
   Prepaid expenses and other                      33,251          18,017

------------------------------------------------------------------------------
      Total current assets                      1,659,847       1,656,294
------------------------------------------------------------------------------

Banking/Finance assets:
   Cash and cash equivalents                        6,832          11,934
   Loans receivable, net                          197,620         256,416
   Investment securities, available-for-sale       25,414          26,851
   Other                                           12,416           4,361

------------------------------------------------------------------------------
      Total banking/finance assets                242,282         299,562
------------------------------------------------------------------------------

Other assets:
   Deferred sales commissions                     100,424          86,754
   Property and equipment, net                    442,732         444,694
   Intangible assets, net                       1,238,681       1,169,485
   Receivable from banking/finance group           93,461         168,496
   Other                                          178,355         217,158

------------------------------------------------------------------------------
      Total other assets                        2,053,653       2,086,587
------------------------------------------------------------------------------

      Total assets                             $3,955,782      $4,042,443
==============================================================================



     The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN RESOURCES, INC.
Consolidated Balance Sheets
                                                Unaudited
                                                 March 31      September 30
(In thousands except share data)                     2001             2000
------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS'
EQUITY:
Current liabilities:
   Compensation and benefits                       90,155         180,743
   Current maturities of long-term debt            16,777          68,776
   Accounts payable and accrued expenses           86,412          72,646
   Commissions                                     88,382          76,965
   Income taxes                                    24,563          61,661
   Other                                            7,305          28,768
------------------------------------------------------------------------------
      Total current liabilities                   313,594         489,559
------------------------------------------------------------------------------

Banking/finance liabilities:
   Payable to Parent                               93,461         168,496
   Deposits                                        47,412          54,846
   Other                                           18,287          15,612
------------------------------------------------------------------------------
      Total banking/finance liabilities           159,160         238,954
------------------------------------------------------------------------------

Other liabilities:
   Long-term debt                                 254,579         294,090
   Other                                           46,747          54,347
------------------------------------------------------------------------------
      Total other liabilities                     301,326         348,437
------------------------------------------------------------------------------

------------------------------------------------------------------------------
      Total liabilities                           774,080       1,076,950
------------------------------------------------------------------------------

Stockholders' equity:
 Preferred stock, $1.00 par value, 1,000,000
 shares authorized; none issued                         -               -

 Common stock, $0.10 par value, 500,000,000
 shares authorized; 244,333,822 and
 243,730,140 shares issued and outstanding         24,433          24,373
 Retained earnings                              3,206,303       2,932,166
 Other                                             (2,263)         (3,422)
 Accumulated other comprehensive (loss) income    (46,771)         12,376
------------------------------------------------------------------------------
      Total stockholders' equity                3,181,702       2,965,493
------------------------------------------------------------------------------

      Total liabilities and stockholders'
       equity                                  $3,955,782      $4,042,443
==============================================================================

     The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN RESOURCES, INC.
Consolidated Statements of Cash Flows
Unaudited                                                      Six months ended
                                                                  March 31
(In thousands)                                                2001         2000
--------------------------------------------------------------------------------
Net income                                                $281,149     $280,896

Adjustments to reconcile net income to net cash
  provided by operating activities:
Decrease in receivables, prepaid expenses and other         39,540        5,938
Advances of deferred sales commissions                     (49,484)     (24,491)
Decrease in restructuring liabilities                            -       (2,564)
(Decrease) increase in other current liabilities           (12,064)       2,162
Increase in income taxes payable                           (37,098)     (20,030)
Increase in commissions payable                             11,416        4,210
Decrease in accrued compensation and benefits              (64,293)     (16,024)
Depreciation and amortization                              103,213       99,550
Gains on disposition of assets                             (42,223)      (1,913)
--------------------------------------------------------------------------------
Net cash provided by operating activities                  230,156      327,734
--------------------------------------------------------------------------------

Purchase of investments                                   (194,753)     (78,271)
Liquidation of investments                                 440,461      279,295
Purchase of banking/finance investments                    (11,070)     (13,373)
Liquidation of banking/finance investments                  12,794       12,342
Proceeds from securitization of loans receivable           139,295      123,048
Net origination of loans receivable                        (80,322)    (102,602)
Acquisition of subsidiary, net of cash acquired            (94,483)           -
Purchase of property and equipment                         (44,665)     (51,224)
--------------------------------------------------------------------------------
Net cash provided by investing activities                  167,257      169,215
--------------------------------------------------------------------------------

Decrease in bank deposits                                   (7,433)      (2,663)
Exercise of common stock options                             1,592          378
Dividends paid on common stock                             (30,472)     (28,725)
Purchase of stock                                           (8,265)    (249,395)
Issuance of debt                                           155,646      312,802
Payments on debt                                          (265,831)    (271,624)
-------------------------------------------------------------------------------
Net cash used in financing activities                     (154,763)    (239,227)
--------------------------------------------------------------------------------
Increase in cash and cash equivalents                      242,650      257,722
Cash and cash equivalents, beginning of period             746,005      819,244
--------------------------------------------------------------------------------
Cash and cash equivalents, end of period                  $988,655   $1,076,966
--------------------------------------------------------------------------------

Supplemental disclosure of non-cash information:
  Value of common stock issued,
  principally restricted stock                             $24,959      $29,229


     The accompanying notes are an integral part of these consolidated financial statements.

                            FRANKLIN RESOURCES, INC.
                   Notes to Consolidated Financial Statements
                                 March 31, 2001
                                   (Unaudited)

   1. Basis of presentation

      We have prepared these unaudited interim financial statements of Franklin Resources, Inc. and its consolidated subsidiaries in accordance with the instructions to Form 10-Q and pursuant to the rules and regulations of the Securities and Exchange Commission. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles pursuant to such rules and regulations. In our opinion, all appropriate adjustments necessary for a fair statement of the results of operations have been made for the periods shown. All adjustments are of a normal recurring nature. You should read these financial statements in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

   2. Debt

      At March 31, 2001, our overall weighted average interest rate on outstanding commercial paper was 5.14%. During the quarter ended March 31, 2001, our remaining fixed interest medium term notes, which had a face value of $60 million, were redeemed at maturity.

   3. Comprehensive income

      The following table shows comprehensive income for the three- and six-month periods ended March 31, 2001.

                                        Three months ended      Six months ended
                                             March 31              March 31
      (In thousands)                     2001       2000       2001        2000
      -------------------------------------------------------------------------

      Net income                     $131,684   $143,374   $281,149    $280,896
      Net unrealized (loss) gain on
        available-for-sale            (13,952)     5,424    (49,681)     18,683
        securities
      Foreign currency translation
         adjustments                   (5,406)    (5,696)    (9,466)     (3,738)
      -------------------------------------------------------------------------
      Comprehensive income           $112,326   $143,102   $222,002    $295,841
      =========================================================================

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

      Financial information for our two operating segments for the three- and six- month periods ended March 31, 2001 and 2000 is presented in the table below. Operating revenues of the banking/finance segment are reported net of interest expense.

                                   Three months ended        Six months ended
                                         March 31                 March 31
      (In thousands)                 2001       2000          2001       2000
      --------------------------------------------------------------------------

      Operating revenues:
      Investment management      $569,469   $609,357     $1,126,829  $1,170,420
      Banking/finance               7,944      3,169         14,658       7,773
      --------------------------------------------------------------------------
      Company Totals             $577,413   $612,526     $1,141,487  $1,178,193

      Income before taxes:
      Investment management      $170,873   $189,949       $366,016    $370,034
      Banking/finance               2,395     (1,300)         3,916        (435)
      --------------------------------------------------------------------------
      Company Totals             $173,268   $188,649       $369,932    $369,599
      ==========================================================================

      Operating segment assets were as follows:

      (In thousands)                  March 31, 2001          September 30, 2000
      --------------------------------------------------------------------------
      Investment management               $3,713,500                  $3,742,881
      Banking/finance                        242,282                    299,562
      --------------------------------------------------------------------------
      Company Totals                      $3,955,782                  $4,042,443
      ==========================================================================

   5. Earnings per share

      Earnings per share were computed as follows:

                                          Three months ended    Six months ended
                                               March 31              March 31
      (In thousands except per share
        amounts)                           2001       2000       2001      2000
      --------------------------------------------------------------------------

      Net income                       $131,684   $143,374   $281,149   $280,896
      ==========================================================================

      Weighted-average shares
        outstanding - basic             244,256    246,826    243,982    248,629
      Incremental shares from assumed
        conversions                         871        172        816        163
      --------------------------------------------------------------------------
      Weighted-average shares
        outstanding - diluted           245,127    246,998    244,798    248,792
      ==========================================================================

      Earnings per share:
        Basic and diluted                 $0.54      $0.58      $1.15      $1.13

   6. Securitization of loans receivable

      In January 2001, we sold auto loans receivable with a net book value of $142.6 million to a securitization trust. The gross sales proceeds of this securitization, including interest and before underwriting discount, were $139.3 million. A gain of $2.9 million has been recorded on the transaction. Significant assumptions used in determining the gain were an excess cash flow discount rate of 12% and a cumulative credit loss rate of 3.06%.

   7. New Statement of Financial Accounting Standard

      In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 140 "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS 140"), which is effective for transfers and servicing of financial assets and extinguishing of liabilities occurring after March 31, 2001. FAS 140 replaces FASB Statement No. 125 and revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. The impact of the adoption of FAS 140 on our reported operating results, financial position and existing financial statement disclosure is not expected to be material.

   8. Fiduciary acquisition

      On April 10, 2001, we acquired Fiduciary Trust Company International, ("Fiduciary"). These financial statements do not include the results of Fiduciary, as it was not a subsidiary at March 31, 2001. Each share of Fiduciary Trust common stock was exchanged for 2.7744 shares of our common stock, resulting in the issuance in the aggregate of approximately 20,187,000 shares of our common stock. The approximate valuation of the shares issued in exchange for Fiduciary was approximately $775 million. We will account for this transaction using the purchase method of accounting. The final valuation for accounting purposes is still in progress.

   9. Convertible debt offering

      On May 11, 2001, we received approximately $490 million in net proceeds upon the closing of the sale of $877 million principal amount at maturity of zero-coupon convertible senior notes due 2031 ("convertible securities"), which were offered to qualified institutional buyers. The total net amount received includes proceeds from the sale of approximately $176 million in convertible securities from the exercise of an over-allotment option by the initial purchaser. We used approximately $129 million of the offering proceeds to repurchase 3 million shares of our common stock. We will use the balance of the proceeds for general corporate purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

In this section, we discuss the results of our operations and financial condition. We also make some statements relating to the future, which are, or may be considered, "forward-looking" statements. These forward-looking statements are subject to risks, uncertainties, and other important factors. Consequently, actual results and outcomes may vary significantly from those included in or contemplated or implied by our forward-looking statements. For this reason, we encourage you to look at the "Risk Factors" section below, where we discuss these statements in more detail.

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

   ASSETS UNDER MANAGEMENT
                                                        March 31       March 31
   (In billions)                                            2001           2000
   ----------------------------------------------------------------------------

   Equity:
      Global/international                                 $87.6         $106.2
      Domestic                                              45.5           49.3
   -----------------------------------------------------------------------------
         Total equity                                      133.1          155.5
   -----------------------------------------------------------------------------

   Hybrid Funds                                              9.8            9.0

   Fixed-income:
     Tax-free                                               45.8           44.6
     Taxable:
        Domestic                                            17.2           15.0
        Global/international                                 3.9            3.6
   -----------------------------------------------------------------------------
         Total fixed-income                                 66.9           63.2
   -----------------------------------------------------------------------------

   Money funds                                               5.9            5.7

   -----------------------------------------------------------------------------
   Total end of period                                    $215.7         $233.4
   =============================================================================
   Simple monthly average for the three-month period(1)   $224.9         $231.0
   -----------------------------------------------------------------------------
   Simple monthly average for the six-month period(1)     $225.6         $226.5
   =============================================================================
   (1) Investment management fees from approximately 55% of our assets under management at March 31, 2001 are calculated using a daily average.

Our assets under management at March 31, 2001 were $215.7 billion, 8% lower than they were a year ago. Simple monthly average assets for the three months ended March 31, 2001 decreased 3% this quarter over the same period a year ago. Equity assets now comprise 62% of total assets under management as compared to 67% at March 31, 2000. Fixed income assets now comprise 31% of total assets under management as compared to 27% at the same time last year.

The change in our assets under management was as follows.


   ASSETS UNDER MANAGEMENT                   Three months ended                  Six months ended
                                            March 31          Percent          March 31       Percent
   in billions                           2001      2000       Change      2001      2000      Change
   -------------------------------------------------------------------------------------------------

   Beginning assets under management   $226.9    $235.0         (3)%    $229.9    $218.1         5%
   Sales                                 15.6      15.8         (1)%      28.3      26.8         6%
   Reinvested Dividends                   0.8       0.7         14%        6.2       4.9        27%
   Redemptions                          (14.7)    (18.5)       (21)%     (30.1)    (33.0)       (9)%
   (Depreciation) appreciation          (12.9)      0.4         N/A      (18.6)     16.6        N/A
   ------------------------------------------------------------------------------------------------
   Ending assets under management      $215.7    $233.4         (8)%    $215.7    $233.4        (8)%
   ================================================================================================

For both the three and six months ended March 31, 2001 sales and reinvested dividends exceeded redemptions ("net inflows") complex-wide by $1.7 billion and $4.4 billion, compared to the same periods last year when redemptions exceeded sales and reinvested dividends ("net outflows") complex-wide by $2.0 billion and $1.3 billion. This was principally due to a decrease in redemptions in the current year. Market depreciation of $18.6 billion in the six months ended March 31, 2001 was mostly experienced within the U.S. equity markets, partially offset by appreciation in the fixed income sector.

   RESULTS OF OPERATIONS

                                      Three months ended              Six months ended
                                        March 31      Percent            March 31      Percent
                                    2001      2000     Change         2001      2000    Change
 ---------------------------------------------------------------------------------------------

    Net income (millions)         $131.7    $143.4      (8)%        $281.1    $280.9         -
    Earnings per share
      Basic and diluted            $0.54     $0.58      (7)%         $1.15     $1.13        2%
    Operating margin                 25%       28%                     26%       29%
    EBITDA margin(1)
      As reported                    35%       35%                     36%       36%
   --------------------------------------------------------------------------------------------

   (1) EBITDA margin is earnings before interest, taxes on income, depreciation and the amortization of intangibles (not including amortization of deferred sales commissions) divided by total revenues.

Net income during the quarter ended March 31, 2001 decreased 8% compared to the same period last year. This was mainly due to lower operating revenues due to a decline in average assets under management. Net income during the six months ended March 31, 2001 was substantially unchanged from the same period last year as lower operating revenues were offset by increased investment income.

   OPERATING REVENUES

                             Three months ended         Six months ended
                                March 31     Percent       March 31      Percent
   (In millions)              2001     2000   Change     2001     2000    Change
   -----------------------------------------------------------------------------
   Investment
      management fees       $340.1   $356.0     (4)%   $685.9   $700.0      (2)%
   Underwriting and
      distribution fees      178.2    200.1    (11)%    342.5    364.4      (6)%
   Shareholder servicing
        fees                  51.9     53.2     (2)%    100.2    105.0      (5)%
   Other, net                  7.2      3.2     125%     12.9      8.8      47%
   -----------------------------------------------------------------------------
   Total operating revenues $577.4   $612.5     (6)% $1,141.5 $1,178.2      (3)%
   =============================================================================

SUMMARY

Total operating revenues decreased 6% and 3% for the three and six months ended March 31, 2001 compared to the same periods last year. This was primarily due to decreased investment management and underwriting and distribution fees following reduced average assets under management and a decline in commissionable sales.

INVESTMENT MANAGEMENT FEES

Investment management fees, the largest component of our operating revenues, include both investment advisory and business management fees. These fees are generally calculated under contractual arrangements with our sponsored investment products as a percentage of the market value of assets under management. Annual rates vary and in certain instances decline as the average net assets of the individual portfolios exceed certain threshold levels. In return for these fees, we provide investment advisory, administrative and other management services.

Investment management fees decreased 4% and 2% during the three and six months ended March 31, 2001 over the same periods last year. This decrease was mainly due to the decreases in the simple monthly average assets under management between these periods from $231.0 billion and $226.5 billion a year ago to $224.9 billion and $225.6 billion in the current year, and a shift in our asset mix toward lower fee fixed income products. Equity assets now comprise 62% of total assets under management as compared to 67% at March 31, 2000. Fixed income assets now comprise 31% of total assets under management, as compared to 27% at the same time last year. This shift toward fixed income products led to a decrease in our effective investment management fee rate (investment management fees divided by simple monthly average assets under management) in the quarter ended March 31, 2001 to 0.60% compared to 0.62% in the same period last year.

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

Underwriting and distribution fees decreased 11% and 6% during the three and six months ended March 31, 2001 over the same periods last year, despite a 1% decrease and a 6% increase in product sales during these periods. This was mainly caused by a decline in commissionable sales year over year, which led to a reduction in aggregate sales commission revenues. Sales at reduced or zero commissions are offered on certain classes of shares and for sales to shareholders or intermediaries that exceed specified minimum amounts. Thus, as the mix of sales change, so will our commission revenue. Distribution fee revenues remained substantially unchanged from the same periods last year.

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

Shareholder servicing fees decreased 2% and 5% during the three and six months ended March 31, 2001 over the same periods last year primarily as a result of a decrease in the total number of billable accounts.

OTHER, NET

Other, net consists primarily of revenues from the banking/ finance operating segment:

-- Operating revenues, consisting primarily of interest and servicing income -- Interest expense
-- Provision for loan losses

Other, net increased 125% and 47% during the three and six months ended March 31, 2001 over the same periods last year. This increase was principally due to a gain made on the securitization of auto loans in January 2001 of $2.9 million compared to a loss made in our March 2000 securitization of $0.9 million.

We have considered the potential impact of the effect on the banking/finance segment of a 100 basis point (1%) movement in market interest rates and we do not expect it would have a material impact on our operating revenues or consolidated results of operations.


   OPERATING EXPENSES

                                  Three months ended         Six months ended
                                     March 31     Percent       March 31      Percent
   (In millions)                   2001     2000   Change     2001     2000    Change
   ----------------------------------------------------------------------------------

   Underwriting and distribution $162.1   $176.8     (8)%   $307.8   $320.0      (4)%
   Compensation and benefits      140.1    134.6      4%     281.9    265.4       6%
   Information systems, technology
   and occupancy                   59.0     51.4     15%     116.5    103.1      13%
   Advertising and promotion       24.4     25.9     (6)%     46.6     48.5      (4)%
   Amortization of deferred
   sales commissions               17.6     21.6    (19)%     35.8     42.2     (15)%
   Amortization of intangible
   assets                          10.1      9.3      9%      20.0     18.6       8%
   Other                           19.6     20.8     (6)%     39.4     40.7      (3)%
   ---------------------------------------------------------------------------------
     Total operating expenses    $432.9   $440.4     (2)%   $848.0   $838.5       1%
   =================================================================================

SUMMARY

Operating expenses decreased 2% and increased 1% during the three and six months ended March 31, 2001 compared to the same periods last year. These changes were primarily caused by reduced underwriting and distribution expenses offset by increased compensation and technology costs.

UNDERWRITING AND DISTRIBUTION

Underwriting and distribution includes sales commissions and distribution fees paid to brokers and other third parties for selling, distributing and providing ongoing services to investors in our sponsored investment products. Underwriting and distribution expenses decreased 8% and 4% during the three and six months ended March 31, 2001 compared to the same periods last year. Total sales decreased 1% and increased 6%, but a significant number of sales were at a low or zero commission rate, resulting in a smaller proportional increase in the commissions paid to intermediaries in the current year.

COMPENSATION AND BENEFITS

Compensation and benefits increased 4% and 6% during the three and six months ended March 31, 2001 compared to the same periods last year. This increase was primarily due to annual salary increases partially offset by a 3% and 2% decrease in the average employee headcount. Salary awards are given annually in October and are based upon the performance of the individual employee. The number of employees at March 31, 2001 was approximately 6,300 as compared to approximately 6,400 at the same time last year. In order to hire and retain our key employees in the current low unemployment labor market, we are committed to keeping our salaries and benefit packages competitive, which means that the level of compensation and benefits may increase more quickly than our revenues.

INFORMATION SYSTEMS, TECHNOLOGY AND OCCUPANCY

Information systems, technology and occupancy costs increased 15% and 13% during the three and six months ended March 31, 2001 compared to the same periods last year. This increase was primarily due to continued expenditure on new technology initiatives and a higher amortization charge resulting from the continuing investment in technology. During the past year, we embarked on a number of hardware upgrades, purchased, developed and installed new software applications, replaced or upgraded older versions of software applications, successfully transitioned to the Year 2000, and developed e-business strategies to improve our service levels, work environment and productivity. We expect that similar activities will continue to impact our overall expenditures through fiscal 2001 and beyond.

Details of capitalized information systems and technology costs were as follows.

                                         Three months ended     Six months ended
                                              March 31              March 31
    in millions                             2001      2000      2001       2000
   -----------------------------------------------------------------------------

    Beginning cost                      $332,601  $259,331  $317,767   $246,857
    Net additions during period           20,855    16,039    35,689     28,513
   -----------------------------------------------------------------------------
    Ending cost                          353,456   275,370   353,456    275,370

    Beginning Accumulated amortization   177,375   120,102   160,872    108,291

    Charge for period                     18,550    12,786    35,053     24,597
   -----------------------------------------------------------------------------
    Ending Accumulated amortization      195,925   132,888   195,925    132,888

   -----------------------------------------------------------------------------
    Net book value at end of period     $157,531  $142,482  $157,531   $142,482
   =============================================================================

ADVERTISING AND PROMOTION

Advertising and promotion decreased 6% and 4% during the three and six months ended March 31, 2001 compared to the same periods last year. This decrease resulted primarily from reduced printing costs.

AMORTIZATION OF DEFERRED SALES COMMISSIONS

Amortization of deferred sales commissions decreased 19% and 15% during the three and six months ended March 31, 2001 compared to the same periods last year. This decrease was principally as a result of lower sales and the financing arrangements described below. Certain fund classes, namely classes B and C, are sold without a front-end sales charge to shareholders, while, at the same time, our distribution subsidiaries pay a commission to selling brokers and other intermediaries. Similarly, class A shares are sold without a front-end sales charge to shareholders when certain minimum investment criteria are met, yet our U.S. distribution subsidiaries pay a commission on the sale. We have arranged to finance certain deferred commission assets ("DCA") arising from our U.S., Canadian and European operations through Lightning Finance Company Limited ("LFL"), a company in which we have an ownership interest. DCA that are recorded on our balance sheet, principally consisting of commissions arising from the sale of class A, B and C shares sold in the U.S., including DCA financed through LFL, are amortized. As a result of the arrangement with LFL, all Canadian and European DCA are no longer recorded in our financial statements. Generally, U.S. DCA sold to LFL under the U.S. agreement are retained in the financial statements since they are not considered sold under this agreement until resold by LFL.

OTHER INCOME (EXPENSE)

Investment and other income is comprised primarily of:

-- Dividends from investments in our sponsored mutual funds
-- Interest income from investments in bonds and government securities -- Realized gains and losses on investments
-- Foreign currency exchange gains and losses
-- Other miscellaneous income

Investment income increased 62% and 125% during the three and six months ended March 31, 2001 compared to the same periods last year principally due to higher realized gains in the current year. During the quarter ended December 31, 2000, we recognized net realized gains of approximately $17 million more than the previous quarter from the sale of certain sponsored investment products held by the company for investment. In addition, other realized gains of $8.2 million and $16.4 million were included in other income during the three and six months ended March 31, 2001. These gains related to the $32.9 million gain on the sale of our headquarters building in San Mateo, which is being recognized over 12-month leaseback period through June 2001.

Interest expense decreased 16% during the six months ended March 31, 2001 compared to the same periods last year due to a reduction in our average outstanding debt.

TAXES ON INCOME

Our effective income tax rate for the quarters ended March 31, 2001 and 2000 remained unchanged at 24%. The effective tax rate will continue to be reflective of the relative contributions of foreign earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, we had $988.7 million in cash and cash equivalents, as compared to $746.0 million at September 30, 2000. Liquid assets, which consist of cash and cash equivalents, investments available-for-sale and current receivables decreased to $1,658.8 million at March 31, 2001 from $1,677.1 million at September 30, 2000. At March 31, 2001, approximately $644.8 million was available to us under unused commercial paper and medium-term note programs. In addition, revolving credit facilities at March 31, 2001 aggregated to $550 million of which $250 million was under a 364-day facility. The remaining $300 million facility will expire in May 2003.

Cash provided by operating activities decreased to $230.2 million in the six months ended March 31, 2001 compared to $327.7 million in the same period last year. This decrease was due mainly to lower operating income resulting from higher operating expenses and lower operating revenues. During the current year we sold $245.7 million of investments, net of purchases; generated net cash of $60.7 million from the banking/finance segment; and used $94.5 million to purchase Bissett & Associates Investment Management Ltd., providing a total of $167.3 million from investing activities. Net cash used in financing activities during the current year was $154.8 million.

Outstanding debt declined to $271.4 million at March 31, 2001 compared to $362.9 million at September 30, 2000. Debt primarily consisted of commercial paper that carried interest at variable rates and fixed-interest medium-term notes. During the quarter ended March 31, 2001 our remaining medium term notes, which had a face value of $60 million were redeemed at maturity. Our overall weighted average interest rate on outstanding commercial paper was 5.14% at March 31, 2001. Other fixed-rate debt has various maturity dates through October 2003.

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

We have arranged with LFL for non-recourse financing of sales commissions advanced on sales of our B shares globally. The cumulative sales commissions that we have financed through LFL since inception approximated $251 million at March 31, 2001.

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

RISK FACTORS

WE FACE STRONG COMPETITION FROM NUMEROUS AND SOMETIMES LARGER COMPANIES. We compete with numerous investment management companies, stock brokerage and investment banking firms, insurance companies, banks, online and Internet investment sites, savings and loan associations and other financial institutions. These companies also offer financial services and other investment alternatives. Recent consolidation in the financial services industry has created stronger competitors with greater financial resources and broader distribution channels than our own. In addition, the online services that we may offer may fail to compete effectively with other alternatives available to investors. To the extent that existing or potential customers decide to invest with our competitors, our market share, revenues and net income could decline.

COMPETING SECURITIES DEALERS AND BANKS COULD RESTRICT SALES OF OUR FUNDS. Many of the securities dealers on which we rely to sell and distribute Franklin, Templeton and Mutual Series fund shares also have mutual funds under their own names that compete directly with our products. The banking industry also continues to expand its sponsorship of proprietary funds. These firms or banks could decide to limit or restrict the sale of our fund shares, which could lower our future sales and cause our revenues to decline.

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

IF OUR ASSET MIX SHIFTS TO PREDOMINANTLY FIXED-INCOME PRODUCTS OUR REVENUES COULD DECLINE. We derive higher fee revenues and income from the equity assets that we manage than from fixed income assets. Changing market conditions may cause a shift in our asset mix towards fixed-income products and a decline in our revenue and income.

WE HAVE BECOME SUBJECT TO AN INCREASED RISK OF ASSET VOLATILITY FROM CHANGES IN THE GLOBAL EQUITY MARKETS. As our asset mix has shifted since 1992 from predominantly fixed-income to a majority of equity assets, we have become subject to an increased risk of asset volatility from changes in global equity markets. Declines in these markets have caused in the past, and would cause in the future, a decline in our revenue and income.

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

GENERAL ECONOMIC AND SECURITIES MARKETS FLUCTUATIONS MAY REDUCE OUR SALES AND MARKET SHARE. Adverse general securities market conditions, increased market volatility, currency fluctuations, governmental regulations and recessionary global economic conditions could reduce our mutual fund share sales and other financial services products sales. Increased and unusual market volatility could also reduce our mutual fund share sales to the extent that customers decided to shift to predominately fixed-income products. Similarly, our securitized consumer receivables business is subject to marketplace fluctuation. General economic and credit market downturns could reduce the ability of our customers to repay loans, which could cause our consumer loan portfolio losses to increase.

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

WE FACE INCREASED COMPETITION IN HIRING AND RETAINING QUALIFIED EMPLOYEES. Our continued success will depend upon our ability to attract and retain qualified personnel. Competition to hire these employees has increased, particularly in certain geographic locations where the majority of our workforce is employed. We may be forced to offer increases in compensation and benefits to these employees at rates that exceed inflation. With historically low unemployment in the United States, qualified personnel are now moving between firms and starting their own companies with greater frequency. If we are not able to attract and retain qualified employees, our overall business condition and revenues could suffer.

OUR EMERGING MARKET PORTFOLIOS AND RELATED REVENUES ARE VULNERABLE TO MARKET-SPECIFIC POLITICAL AND ECONOMIC RISKS. Our emerging market portfolios and revenues derived from managing these portfolios are subject to significant risks of loss from political and diplomatic developments, currency fluctuations, social instability, changes in governmental polices, expropriation, nationalization, asset confiscation and changes in legislation related to foreign ownership. Foreign trading markets, particularly in some emerging market countries are often smaller, less liquid, less regulated and significantly more volatile than the U.S. and other established markets.

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

RISK FACTORS RELATING TO THE COMBINATION WITH FIDUCIARY TRUST COMPANY INTERNATIONAL

In connection with the acquisition of Fiduciary Trust Company International ("Fiduciary"), which was completed on April 10, 2001, we are subject to the following risks:

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

WE ARE SUBJECT TO FEDERAL RESERVE BOARD REGULATION. Upon completion of our acquisition of Fiduciary Trust Company International, we became a bank holding company and a financial holding company subject to the supervision and regulation of the Federal Reserve Board under the Bank Holding Company Act of 1956. The Federal Reserve Board may impose limitations, restrictions, or prohibitions on our activities if the Federal Reserve Board believes that we do not have the appropriate financial and managerial resources to commence or conduct an activity or make an acquisition, and the Federal Reserve Board may take actions as appropriate to enforce applicable federal law. Additionally, prior approval of the Federal Reserve Board may be required in order to effect a change in control of us.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, our financial position is subject to a variety of risks, including market risk associated with interest rate movements. We are exposed to changes in interest rates primarily in our debt transactions. We have effectively fixed the rate of interest we pay on 16% of our debt outstanding at March 31, 2001.

We have considered the potential impact of the effect on the banking/finance segment of a 100 basis point (1%) movement in market interest rates and we do not expect it would have a material impact on our operating revenues or results of operations.


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

There have been no material developments in the litigation previously reported in our Form 10-Q for the period ended December 31, 2000 as filed with the SEC on February 14, 2001.

We are involved from time to time in litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect our business or financial position.

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Stockholders of Franklin Resources, Inc. was held at 10:00 a.m., Pacific Standard Time, on January 25, 2001 at the principal offices of the Company located at 777 Mariners Island Boulevard, San Mateo, California.

The three proposals presented at the meeting were:

     1. The election of nine (9) directors to hold office until the next Annual Meeting of Stockholders or until their successors are elected and shall qualify.

     2. The ratification of the appointment by the Board of Directors of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending September 30, 2001.

     3. The ratification and approval of the Amended and Restated 1998 Universal Stock Incentive Plan.

(b) Each of the nine nominees for director was elected and received the number of votes set forth below:

                           Name                For         Against
                  ----------------------   -----------    ---------
                  Harmon E. Burns          219,054,415    4,235,561
                  Charles B. Johnson       219,036,604    4,253,372
                  Charles E. Johnson       217,561,115    5,728,861
                  Rupert H. Johnson, Jr.   217,577,843    5,712,133
                  Harry O. Kline           218,970,446    4,319,530
                  James A. McCarthy        219,312,198    3,977,778
                  Peter M. Sacerdote       217,562,310    5,727,666
                  Anne M. Tatlock          218,502,606    4,787,370
                  Louis E. Woodworth       219,312,790    3,977,186

(c) The ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending September 30, 2001, was approved by a vote of 222,612,356 shares in favor, 61,906 shares against, and 615,714 shares abstaining.

(d) The ratification and approval of the Amended and Restated 998 Universal Stock Incentive Plan was approved by a vote of 197,217,219 shares in favor, 25,296,359 shares against, and 776,398 shares abstaining.

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

     Exhibit 10.55 Representative Sub-Advisory Agreement between FTTrust Company, on behalf of Templeton International Smaller Companies Fund, Templeton Investment Counsel, LLC and Templeton Asset Management Limited, dated January 23, 2001.

     Exhibit 10.56   Managed Operations Services Agreement between
                     Franklin Templeton Companies, LLC, and International Business Machines Corporation dated February 6, 2001.
       .
     Exhibit 10.57 Representative Agency Agreement between FTTrust Company and Franklin/Templeton Investor Services, LLC, dated April 1, 2001.

     Exhibit 12      Computations of ratios of earnings to fixed charges

     Exhibit 99 Press Release issued on February 28, 2001 by Registrant and International Business Machines Corporation


(b)  Reports on Form 8-K:

     (i)             Form  8-K  filed on  January  22,  2001  reporting  under
                     Item 5 "Other Events" Amendment No. 1 to the Agreement and Plan of Share Acquisition between Registrant and Fiduciary Trust Company International dated January 19,

                     2001, and including said agreement and a press release issued jointly on January 19, 2001 by Registrant and Fiduciary Trust Company International as Exhibits under
                     Item  7 "Financial Statements and Exhibits".

     (ii) Form 8-K filed on January 25, 2001 reporting under Item 5 "Other Events" an earnings press release, dated January 25, 2001, and including said press release as an Exhibit under
                     Item 7 "Financial Statements and Exhibits."

     (iii) Form 8-K filed on March 15, 2001 reporting under Item 5 "Other Events" a press release issued jointly on March 14, 2001 by Registrant and Fiduciary Trust Company
                     International, and including said press release as an Exhibit under Item 7 "Financial Statements and Exhibits."

     (iv) Form 8-K filed on March 27, 2001 reporting under Item 5 "Other Events" a press release issued jointly on March 26, 2001 by Registrant and Fiduciary Trust Company
                     International, and including said press release as an Exhibit under Item 7 "Financial Statements and Exhibits."

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 FRANKLIN RESOURCES, INC.
                                 Registrant.


   Date:  May 15, 2001           /s/ Martin L. Flanagan
                                 ----------------------

                                 MARTIN L. FLANAGAN
                                 President, Member-Office of the President,
                                 Chief Financial Officer and Chief Operating
                                 Officer