Form 10-Q
period 2001-06-30
FRANKLIN RESOURCES INC
filed 2001-08-13
CIK 38777

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
    (Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For Quarterly Period Ended June 30, 2001
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

                    One Franklin Parkway, San Mateo, CA 94403

                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (650) 312-2000
              (Registrant's telephone number, including area code)

                 777 Mariners Island Blvd., San Mateo, CA 94404
                (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    YES   X    NO ______
        -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding: 261,640,925 shares, common stock, par value $.10 per share at July 31, 2001.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

FRANKLIN RESOURCES, INC.
CONSOLIDATED INCOME STATEMENTS
UNAUDITED
                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                       JUNE 30                   JUNE 30
(In thousands, except per share data)             2001         2000         2001        2000
---------------------------------------------------------------------------------------------

OPERATING REVENUES:
Investment management fees                    $362,543     $344,805   $1,048,464  $1,044,856
Underwriting and distribution fees             180,757      165,181      523,284     529,557
Shareholder servicing fees                      53,723       54,143      153,907     159,104
Other                                           12,450        4,768       25,305      13,573
                                          ---------------------------------------------------
TOTAL OPERATING REVENUEs                       609,473      568,897    1,750,960   1,747,090
                                          ---------------------------------------------------

OPERATING EXPENSES:
Underwriting and distribution                  162,977      142,684      470,795     462,728
Compensation and benefits                      167,643      133,125      449,576     398,555
Information systems, technology and             70,576       50,708      187,106     153,780
occupancy
Advertising and promotion                       27,314       25,279       73,873      73,719
Amortization of deferred sales                  16,361       20,980       52,176      63,211
commissions
Amortization of intangible assets               16,672        9,283       36,688      27,849
Other                                           23,234       18,006       62,599      58,704
                                          ---------------------------------------------------
TOTAL OPERATING EXPENSES                       484,777      400,065    1,332,813   1,238,546
                                          ---------------------------------------------------

OPERATING INCOME                               124,696      168,832      418,147     508,544
                                          ---------------------------------------------------

OTHER INCOME (EXPENSE):
Investment and other income                     34,698       19,836      116,708      56,267
Interest expense                                (1,889)      (3,998)      (7,418)    (10,542)
                                          ---------------------------------------------------
OTHER INCOME (EXPENSE), NET                     32,809       15,838      109,290      45,725
                                          ---------------------------------------------------

INCOME BEFORE TAXES ON INCOME                  157,505      184,670      527,437     554,269
TAXES ON INCOME                                 37,802       44,300      126,585     133,003
                                          ---------------------------------------------------

NET INCOME                                    $119,703     $140,370     $400,852    $421,266
                                          ===================================================

EARNINGS PER SHARE:
     BASIC                                       $0.46        $0.58        $1.61       $1.71
     DILUTED                                     $0.46        $0.58        $1.60       $1.70

DIVIDENDS PER SHARE                             $0.065        $0.06       $0.195       $0.18

The accompanying notes are an integral part of these consolidated financial statements.



FRANKLIN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

                                                           UNAUDITED
                                                            JUNE 30           SEPTEMBER 30
(In thousands)                                                2001                2000
-------------------------------------------------------------------------------------------------
ASSETS:
Current assets:
   Cash and cash equivalents                                $848,138           $734,071
   Receivables:
      Sponsored investment products                          249,971            241,282
      Other                                                   41,357             27,105
   Investment securities, available-for-sale                 637,681            635,819
   Prepaid expenses and other                                 38,952             18,017

---------------------------------------------------------------------------------------------
      Total current assets                                 1,816,099          1,656,294
---------------------------------------------------------------------------------------------

Banking/Finance assets:
   Cash and cash equivalents                                  26,975             11,934
   Loans receivable, net                                     456,864            256,416
   Investment securities, available-for-sale                 548,589             26,851
   Other                                                       8,768              4,361

---------------------------------------------------------------------------------------------
      Total banking/finance assets                         1,041,196            299,562
---------------------------------------------------------------------------------------------

Other assets:
   Deferred sales commissions                                 92,269             86,754
   Property and equipment, net                               472,950            444,694
   Intangible assets, net                                  2,018,236          1,169,485
   Receivable from banking/finance group                     182,670            168,496
   Other                                                     311,443            217,158

---------------------------------------------------------------------------------------------
      Total other assets                                   3,077,568          2,086,587
---------------------------------------------------------------------------------------------

      TOTAL ASSETS                                        $5,934,863         $4,042,443
=============================================================================================

The accompanying notes are an integral part of these consolidated financial statements.


FRANKLIN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
                                                           UNAUDITED
                                                             JUNE 30       SEPTEMBER 30
(In thousands except share data)                                2001               2000
---------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Compensation and benefits                                 174,252            180,743
   Current maturities of long-term debt                        8,703             68,776
   Accounts payable and accrued expenses                     102,726             72,646
   Commissions                                                90,812             76,965
   Income taxes                                               17,618             61,661
   Other                                                       1,828             28,768
---------------------------------------------------------------------------------------------
      Total current liabilities                              395,939            489,559
---------------------------------------------------------------------------------------------

Banking/finance liabilities:
   Payable to Parent                                         182,670            168,496
   Deposits                                                  697,728             54,846
   Other                                                      34,066             15,612
---------------------------------------------------------------------------------------------
      Total banking/finance liabilities                      914,464            238,954
---------------------------------------------------------------------------------------------

Other liabilities:
   Long-term debt                                            551,327            294,090
   Other                                                     137,997             54,347
---------------------------------------------------------------------------------------------
      Total other liabilities                                689,324            348,437
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
      Total liabilities                                    1,999,727          1,076,950
---------------------------------------------------------------------------------------------

Stockholders' equity:
   Preferred stock, $1.00 par value, 1,000,000
   shares authorized; none issued                                  -                  -

   Common stock, $0.10 par value, 500,000,000 shares
   authorized; 261,527,312  and 243,730,140  shares
   issued and outstanding                                     26,153             24,373
   Capital in excess of par value                            645,550                  -
   Retained earnings                                       3,309,080          2,932,166
   Other                                                      (1,700)            (3,422)
   Accumulated other comprehensive (loss) income             (43,947)            12,376
---------------------------------------------------------------------------------------------
      Total stockholders' equity                           3,935,136          2,965,493
---------------------------------------------------------------------------------------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $5,934,863         $4,042,443
=============================================================================================

The accompanying notes are an integral part of these consolidated financial statements.




FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED                                                             NINE MONTHS ENDED
                                                                           JUNE 30
(In thousands)                                                       2001          2000
-------------------------------------------------------------------------------------------

Net income                                                       $400,852      $421,266
Adjustments to reconcile net income to net cash
  provided by operating activities:
Decrease (increase) in receivables, prepaid
expenses and other                                                 25,953       (11,176)
Advances of deferred sales commissions                            (57,693)      (44,220)
Decrease in restructuring liabilities                                   -        (2,564)
(Decrease) increase in other current liabilities                  (37,986)        3,441
Decrease in income taxes payable                                  (24,047)       (8,517)
Increase in commissions payable                                    13,846         4,971
Increase in accrued compensation and benefits                         790        19,806
Depreciation and amortization                                     161,830       148,893
Gains on disposition of assets                                    (52,527)       (4,347)
-------------------------------------------------------------------------------------------
Net cash provided by operating activities                         431,018       527,553
-------------------------------------------------------------------------------------------

Purchase of investments                                          (582,574)     (136,192)
Liquidation of investments                                        454,230       294,126
Purchase of banking/finance investments                            (3,411)      (18,996)
Liquidation of banking/finance investments                            361        19,383
Proceeds from securitization of loans receivable                  139,295       123,048
Net origination of loans receivable                              (189,560)     (150,134)
Acquisition of subsidiaries, net of cash acquired                (100,058)            -
Purchase of property and equipment                                (81,919)      (80,824)
-------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities              (363,636)       50,411
-------------------------------------------------------------------------------------------

Increase (decrease) in bank deposits                               41,416        (1,172)
Exercise of common stock options                                    1,887           390
Dividends paid on common stock                                    (46,366)      (43,340)
Purchase of stock                                                (137,213)     (249,547)
Issuance of debt                                                  694,383       394,718
Payments on debt                                                 (492,381)     (387,568)
-------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                61,726      (286,519)
-------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                             129,108       291,445
Cash and cash equivalents, beginning of  period                   746,005       819,244
-------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                         $875,113    $1,110,689
-------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
    Value of common stock issued, principally restricted stock    $24,959       $29,833
    Value of common stock issued to acquire Fiduciary            $775,783             -
    Fair value of Fiduciary assets acquired                    $1,539,080             -
    Fair value of Fiduciary liabilities acquired                 $757,722             -

The accompanying notes are an integral part of these consolidated financial statements.



                            FRANKLIN RESOURCES, INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2001
                                   (Unaudited)

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

 2.  Debt
     ----

     In May 2001, we received approximately $490 million in net proceeds upon the closing of the sale of $877 million principal amount at maturity of zero-coupon convertible senior notes due 2031 (the "Convertible Notes").

     The Convertible Notes, which were offered to qualified institutional buyers only, carry a yield to maturity of 1.875% per annum, with an initial conversion premium of 43%. Each of the $1,000 (principal amount at maturity) Convertible Notes is convertible into 9.3604 shares of our common stock. We may redeem the Convertible Notes for cash on or after May 11, 2006 at their accreted value. We may be required to repurchase the Convertible Notes at their accreted value, at the option of the holders, on May 11 of 2003, 2004, 2006, 2011, 2016, 2021 and 2026. In such event, we may choose to pay the purchase price for such repurchases in cash or shares of our common stock. We used approximately $129 million of the offering proceeds to repurchase 3 million shares of our common stock at $43 per share.

     During the quarter ended June 30, 2001, we allowed the remainder of our commercial paper to mature. We did not have any commercial paper or medium term notes outstanding at June 30, 2001.

 3.  Comprehensive income
     --------------------

     The following table shows comprehensive income for the three and nine months ended June 30, 2001.


                                            Three months ended         Nine months ended
                                                  June 30                    June 30
     (In thousands)                           2001         2000          2001         2000
      --------------------------------------------------------------------------------------

      Net income                          $119,703     $140,370      $400,852     $421,266
      Net unrealized gain (loss) on
         available-for-sale securities       1,929       (2,943)      (47,753)      15,739
      Foreign currency translation
         adjustments                           896       (1,048)       (8,570)      (4,785)
      --------------------------------------------------------------------------------------
      Comprehensive income                $122,528     $136,379      $344,529     $432,220
      ======================================================================================

 4.  Segment information
     -------------------

     We have two operating segments: investment management, which accounted for 99% of revenues for the three and nine months ended June 30, 2001 and represented 82% of our assets at June 30, 2001, and banking/finance. The investment management segment derives substantially all of its revenues and net income from providing investment advisory, fund administration, distribution and related services to our sponsored investment products. The banking/finance segment includes consumer lending and selected retail banking services to individuals.

     Financial information for our two operating segments for the three and nine months ended June 30, 2001 and 2000 is presented in the table below. Operating revenues of the banking/finance segment are reported net of interest expense and provision for anticipated loan losses.


                                          Three months ended          Nine months ended
                                                June 30                    June 30
     (In thousands)                       2001          2000          2001         2000
     ------------------------------------------------------------------------------------

     Operating revenues:
     Investment management            $600,715      $564,093    $1,727,544   $1,734,513
     Banking/finance                     8,758         4,804        23,416       12,577
     ------------------------------------------------------------------------------------
     Company Totals                   $609,473      $568,897    $1,750,960   $1,747,090

     Income (loss) before taxes:
     Investment management            $155,680      $184,753      $521,697     $554,787
     Banking/finance                     1,825           (83)        5,740         (518)
     ------------------------------------------------------------------------------------
     Company Totals                   $157,505      $184,670      $527,437     $554,269
     ====================================================================================

     Operating segment assets were as follows:

     (In thousands)                            June 30, 2001         September 30, 2000
     ------------------------------------------------------------------------------------

     Investment management                        $4,893,667                 $3,742,881
     Banking/finance                               1,041,196                    299,562
     ------------------------------------------------------------------------------------
     Company Totals                               $5,934,863                 $4,042,443
     ====================================================================================

 5.  Earnings per share
     ------------------

     Earnings per share were computed as follows:

                                                    Three months ended        Nine months ended
                                                           June 30                     June 30
     (In thousands except per share
        amounts)                                       2001         2000        2001        2000
     --------------------------------------------------------------------------------------------
     Net income                                    $119,703     $140,370    $400,852    $421,266
     ============================================================================================

     Weighted-average shares
        Outstanding - basic                         260,815      243,542     249,591     246,933

     Incremental shares from assumed
        conversions                                   1,359          199       1,031         188
     --------------------------------------------------------------------------------------------
     Weighted-average shares
        outstanding - diluted                       262,174      243,741     250,622     247,121
     ===========================================================================================

     Earnings per share:
        Basic                                         $0.46        $0.58       $1.61       $1.71
        Diluted                                       $0.46        $0.58       $1.60       $1.70

     We issued approximately 20.2 million shares to purchase Fiduciary Trust Company International on April 10, 2001.

 6.  New Statement of Financial Accounting Standard
     ----------------------------------------------

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 141 "Business Combinations" ("SFAS 141"), and Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting, and prohibits the use of the pooling-of-interests method for such transactions. The new standard also requires identified intangible assets acquired in a business combination to be recognized as an asset apart from goodwill if they meet certain criteria. The impact of the adoption of SFAS 141 on our reported operating results, financial position and existing financial statement disclosure is not expected to be material.

     SFAS 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill, including that acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually. Identified intangible assets should be amortized over their useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of". Within six months of initial application of the new standard, a transitional impairment test must be performed on all goodwill. Any impairment loss recognized as a result of the transitional impairment test should be reported as a change in accounting principle. In addition to the transitional impairment test, the required annual impairment test should be performed in the year of adoption of the standard.

     The new standard is effective for fiscal years beginning after December 15, 2001, and must be adopted as of the beginning of a fiscal year. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. Retroactive application is not permitted.

     We expect to early adopt SFAS 142 on October 1, 2001 for our fiscal year 2002 and we are currently evaluating the potential impact of the standard on our financial position and results of operations.

 7.  Fiduciary acquisition
     ---------------------

     On April 10, 2001, we acquired Fiduciary Trust Company International, ("Fiduciary"). These financial statements include the results of Fiduciary from April 10, 2001. Each share of Fiduciary Trust common stock was exchanged for 2.7744 shares of our common stock, resulting in the issuance in the aggregate of approximately 20,187,000 shares of our common stock. The value of the shares issued in exchange for Fiduciary was approximately $776 million. We accounted for this transaction using the purchase method of accounting. The excess of purchase price, including our relevant costs, over the fair value of the net assets acquired resulted in goodwill of $569 million. Net assets acquired included $227 million of other intangible assets. Until the adoption of SFAS 142, as described in note 6 above, we will amortize goodwill over 40 years and other intangibles over 15 years on a straight-line basis.

     We have not presented  proforma combined results of operations  because the
     results  of  operations  as  reported  in  the  accompanying   consolidated
     statements of income would not have been materially different.

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

GENERAL

The majority of our operating revenues, operating expenses and net income are derived from providing investment advisory and related services to retail mutual funds, institutional and high net worth accounts, and other investment products. This is our primary business activity and operating segment.

Our sponsored investment products include a broad range of domestic and global/international equity, hybrid, fixed-income and money market mutual funds, as well as other investment products that meet a wide variety of specific investment needs of individuals and institutions.


     ASSETS UNDER MANAGEMENT
                                                              June 30           June 30
     (In billions)                                               2001              2000
     ----------------------------------------------------------------------------------------

     Equity:
        Global/international                                    $93.4            $103.6
        Domestic                                                 53.3              49.6
     ----------------------------------------------------------------------------------------
           Total equity                                         146.7             153.2
     ----------------------------------------------------------------------------------------

     Hybrid                                                      38.3               8.9

     Fixed-income:
       Tax-free                                                  46.9              43.8
       Taxable:
          Domestic                                               23.4              15.3
          Global/international                                    7.2               3.5
     ----------------------------------------------------------------------------------------
           Total fixed-income                                    77.5              62.6
     ----------------------------------------------------------------------------------------

     Money                                                        5.4               5.2

     ----------------------------------------------------------------------------------------
     Total end of period                                       $267.9            $229.9
     ========================================================================================
     Simple monthly average for the three-month period (1)     $255.9            $228.0
     ----------------------------------------------------------------------------------------
     Simple monthly average for the nine-month period (1)      $238.7            $226.4
     ========================================================================================

     (1) Investment management fees from approximately 50% of our assets under management at June 30,
     2001 are calculated using a daily average.


Our assets under management at June 30, 2001 were $267.9 billion, 17% higher than they were a year ago. Simple monthly average assets for the three months ended June 30, 2001 increased 12% this quarter over the same period a year ago, primarily as a result of the inclusion of Fiduciary assets under management. The following table shows the relative composition of assets under management.

                                                       June 30           June 30
Percentage of total assets under management               2001              2000
--------------------------------------------------------------------------------

Equity                                                     55%               67%
Fixed income                                               29%               27%
Hybrid                                                     14%                4%
Money funds                                                 2%                2%
--------------------------------------------------------------------------------
Total                                                     100%              100%

The change in the composition of assets under management was largely due to the inclusion of the Fiduciary assets under management in April 2001. Equity assets now comprise 55% of total assets under management as compared to 67% at June 30, 2000. Fixed income assets now comprise 29% of total assets under management, as compared to 27% at the same time last year. Hybrid assets now account for 14% of total assets under management, as compared to 4% at the same time last year.
Approximately 64% of Fiduciary's assets under management were classified as hybrid assets at the time of acquisition.

The change in our assets under management was as follows.


     ASSETS UNDER MANAGEMENT                      Three months ended             Nine months ended
                                                    June 30      Percent          June 30     Percent
     in billions                                2001      2000    Change      2001      2000   Change
    --------------------------------------------------------------------------------------------------

     Beginning assets under management        $215.7    $233.4      (8)%    $229.9    $218.1      5%
     Sales                                      15.4      13.3      16%       43.7      40.1      9%
     Reinvested Dividends                        2.2       3.2     (31)%       8.4       8.1      4%
     Redemptions                               (14.9)    (15.9)     (6)%     (45.0)    (48.9)    (8)%
     Fiduciary acquisition                      45.8         -       -        45.8         -       -
     Appreciation (depreciation)                 3.7      (4.1)    N/A       (14.9)     12.5     N/A
    -------------------------------------------------------------------------------------------------
     Ending assets under management           $267.9    $229.9      17%     $267.9    $229.9     17%
    =================================================================================================


The acquisition of Fiduciary Trust Company International on April 10, 2001 (the "Fiduciary acquisition") increased our assets under management by $45.8 billion. For both the three and nine months ended June 30, 2001 sales and reinvested dividends exceeded redemptions ("net inflows") complex-wide by $2.7 billion and $7.1 billion, respectively. In the same periods last year, we experienced net inflows of $0.6 billion for the three month period, and net outflows, where redemptions exceeded sales and reinvested dividends ("net outflows") by $0.7 billion for the nine month period. The increase in net inflows in the current periods as compared to the same periods last year, was principally due to increased sales and decreased redemptions resulting from strong relative performance of our sponsored investment products.


     RESULTS OF OPERATIONS

                                       Three months ended                  Nine months ended
                                            June 30           Percent           June 30           Percent
                                        2001       2000        Change       2001       2000        Change
     ----------------------------------------------------------------------------------------------------

     Net income (millions)            $119.7     $140.4         (15)%     $400.9     $421.3         (5)%
     Earnings per share
        Basic                          $0.46      $0.58         (21)%      $1.61      $1.71         (6)%
        Diluted                        $0.46      $0.58         (21)%      $1.60      $1.70         (6)%
     Operating margin                    20%        30%            -         24%        29%           -
     EBITDA margin (1)                   32%        37%            -         35%        36%           -
     ---------------------------------------------------------------------------------------------------

     (1) EBITDA margin is earnings before interest, taxes on income, depreciation and the amortization of intangibles (not including amortization of deferred sales commissions) divided by total revenues.

Net income during the three and nine months ended June 30, 2001 decreased 15% and 5% compared to the same periods last year. This was due to higher operating expenses resulting from increases to compensation and technology partially offset by net investment income and the inclusion of the operating results of Fiduciary from April 10, 2001. Earnings per share during the three and nine months ended June 30, 2001 decreased 21% and 6% compared to the same periods last year primarily due to decreased net income and the increase in number of shares outstanding following the Fiduciary acquisition.

     OPERATING REVENUES

                                      Three months ended              Nine months ended
                                            June 30      Percent           June 30      Percent
       (In millions)                    2001      2000    Change       2001      2000    Change
     -----------------------------------------------------------------------------------------

     Investment
        management fees             $362.5    $344.8       5%    $1,048.5  $1,044.8       -
     Underwriting and
        distribution fees            180.8     165.2       9%       523.3     529.6      (1)%
     Shareholder servicing
        Fees                          53.7      54.1      (1)%      153.9     159.1      (3)%
     Other, net                       12.5       4.8     160%        25.3      13.6      86%
     -----------------------------------------------------------------------------------------
     Total operating revenues       $609.5    $568.9       7%    $1,751.0  $1,747.1       -
     =========================================================================================

SUMMARY

Total operating revenues increased 7% for the three months ended June 30, 2001 compared to the same period last year. The increase was primarily attributable to the Fiduciary acquisition, which led to higher investment management fees following higher average assets under management during the quarter. For the nine months ended June 30, 2001, operating revenues were substantially unchanged compared to the same period last year as increases in investment management fees and other revenues related to the banking/finance segment were offset by decreases in underwriting commissions and shareholder servicing fees.

INVESTMENT MANAGEMENT FEES

Investment management fees, accounting for 60% of our operating revenues in the nine months ended June 30, 2001, include both investment advisory and business management fees. These fees are generally calculated under contractual arrangements with our sponsored investment products as a percentage of the market value of assets under management. Annual rates vary and in certain instances decline as the average net assets of the individual portfolios exceed certain threshold levels. In return for these fees, we provide investment advisory, administrative and other management services.

Investment management fees increased 5% and remained constant during the three and nine months ended June 30, 2001 over the same periods last year. The increase in this quarter was mainly due to the Fiduciary acquisition which caused increases in the simple monthly average assets under management between the period from $228.0 billion a year ago to $255.9 billion in the current year. This increase was partially offset by a shift in our asset mix toward lower fee fixed income and hybrid investment products. This shift toward fixed income and hybrid investment products led to a decrease in our effective investment management fee rate (investment management fees divided by simple monthly average assets under management) in the quarter ended June 30, 2001. The effective investment management fee rate declined to 0.57% in the current quarter from 0.60% over the same period last year.

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

Underwriting and distribution fees increased 9% and decreased 1% during the three and nine months ended June 30, 2001 over the same periods last year. The increase this quarter was consistent with a 16% increase in product sales and constant distribution fee revenues. The decrease in the nine months ended June 30, 2001 as compared to the prior year was due to a decline in commissionable sales year over year, which led to a reduction in aggregate sales commission revenues despite a 9% increase in product sales. Sales at reduced or zero commissions are offered on certain classes of shares and for sales to shareholders or intermediaries that exceed specified minimum amounts. Thus, as the mix of sales change, so will our commission revenue. Distribution fee revenues remained substantially unchanged from the same periods last year as average assets under management on which these fees are based on remained relatively stable.

SHAREHOLDER SERVICING FEES

Shareholder servicing fees are generally fixed charges per shareholder account that vary with the particular type of fund and the service being rendered, although some funds are charged fees based on the level of assets under management. Fees are received as compensation for providing transfer agency services, which include providing customer statements, transaction processing, customer service and tax reporting. Current agreements with the sponsored investment products vary. In the U.S., they provide that closed accounts in a given calendar year remain billable through the second quarter of the following calendar year at a reduced rate. In Canada, the agreements provide that accounts closed in the previous calendar year remain billable for five months after the end of the calendar year. Accordingly, the level of fees will vary with the split of total billable accounts between open and closed accounts, the date on which closed accounts are no longer billable, and the growth in new accounts.

Shareholder servicing fees decreased 1% and 3% during the three and nine months ended June 30, 2001 over the same periods last year primarily as a result of a decrease in the total number of billable accounts.

OTHER, NET

Other, net consists primarily of revenues from the banking/finance operating segment and custody services related to Fiduciary. Revenues from the banking/finance operating segment include operating revenues, consisting primarily of interest income on loans, servicing income, and investment income on banking/finance investment securities, which are offset by interest expense and the provision for anticipated loan losses.

Other, net increased 160% and 86% during the three and nine months ended June 30, 2001 over the same periods last year. This increase was principally due to the addition of the Fiduciary banking and custody activities from the date of acquisition.

We have considered the potential impact of the effect on the banking/finance segment of a 100 basis point (1%) movement in market interest rates and we do not expect it would have a material impact on our operating revenues or consolidated results of operations.

     OPERATING EXPENSES

                                      Three months ended              Nine months ended
                                            June 30      Percent           June 30      Percent
     (In millions)                      2001      2000    Change       2001      2000    Change
     ------------------------------------------------------------------------------------------

     Underwriting and distribution    $163.0    $142.7      14%      $470.8    $462.7       2%
     Compensation and benefits         167.6     133.1      26%       449.5     398.6      13%
     Information systems, technology
     and occupancy                      70.6      50.7      39%       187.1     153.8      22%
     Advertising and promotion          27.3      25.3       8%        73.9      73.7       -
     Amortization of deferred
     sales commissions                  16.4      21.0     (22)%       52.2      63.2     (17)%
     Amortization of intangible
     assets                             16.7       9.3      80%        36.7      27.8      32%
     Other                              23.2      18.0      29%        62.6      58.7       7%
     ------------------------------------------------------------------------------------------
        Total operating expenses      $484.8    $400.1      21%    $1,332.8  $1,238.5       8%
     ==========================================================================================

SUMMARY

Operating expenses increased 21% and 8% during the three and nine months ended June 30, 2001 compared to the same periods last year. These changes were primarily caused by increased compensation and technology costs, the addition of the operating costs of Fiduciary, and increased underwriting and distribution expenses for the three months ended June 30, 2001.

UNDERWRITING AND DISTRIBUTION

Underwriting and distribution includes sales commissions and distribution fees paid to brokers and other third parties for selling, distributing and providing ongoing services to investors in our sponsored investment products. Underwriting and distribution expenses increased 14% and 2% during the three and nine months ended June 30, 2001 compared to the same periods last year. The increase during the three months ended June 30, 2001 was consistent with a 16% increase in product sales. During the nine months ended June 30, 2001, product sales increased 9%, but a significant number of sales were at low or zero commission rates, resulting in a smaller proportional increase in the commissions paid to intermediaries in the current year.

COMPENSATION AND BENEFITS

Compensation and benefits increased 26% and 13% during the three and nine months ended June 30, 2001 compared to the same periods last year. This increase was primarily due to the addition of 790 Fiduciary employees, annual salary increases, an increase in employee benefit costs and additional recruiting costs. Salary awards are given annually in October and are based upon the performance of the individual employee. Employee benefits are reviewed annually. The number of employees at June 30, 2001 was approximately 7,100 as compared to approximately 6,500 at the same time last year. In order to hire and retain our key employees in the current low unemployment labor market, we are committed to keeping our salaries and benefit packages competitive, which means that the level of compensation and benefits may increase more quickly than our revenues during volatile investment market conditions.

INFORMATION SYSTEMS, TECHNOLOGY AND OCCUPANCY

Information systems, technology and occupancy costs increased 39% and 22% during the three and nine months ended June 30, 2001 compared to the same periods last year. This increase was primarily due to continued expenditure on new technology initiatives, the charges and costs in connection with IBM's assumption of the management of our data center and distributed server operations and the added costs of the Fiduciary acquisition. During the past year, we embarked on a number of hardware upgrades, purchased, developed and installed new software applications, replaced or upgraded older versions of software applications, and developed e-business strategies to improve our service levels, work environment and productivity. We expect that similar activities will continue to impact our overall expenditures through fiscal 2001 and beyond, including the development of a single global institutional sales and marketing platform.

Details of capitalized information systems and technology costs were as follows.

                                                      Three months ended     Nine months ended
                                                            June 30               June 30
     in thousands                                      2001        2000       2001       2000
     -----------------------------------------------------------------------------------------


     Beginning cost                                $353,456    $275,370   $317,767   $246,857
     Net assets acquired in Fiduciary acquisition    10,797           -     10,797          -
     Net additions during period                     31,769      22,476     67,458     50,989
     -----------------------------------------------------------------------------------------
     Ending cost                                    396,022     297,846    396,022    297,846

     Beginning Accumulated amortization             195,925     132,888    160,872    108,291
     Charge during period                            19,879      13,426     54,932     38,023
     -----------------------------------------------------------------------------------------
     Ending Accumulated amortization                215,804     146,314    215,804    146,314

     -----------------------------------------------------------------------------------------
     Net book value at end of period               $180,218    $151,532   $180,218   $151,532
    ==========================================================================================


ADVERTISING AND PROMOTION

Advertising and promotion increased 8% and remained constant during the three and nine months ended June 30, 2001 compared to the same periods last year. This increase resulted primarily from increased promotion and advertising activity in the current quarter to assist in educating the sales channels and the investing public about the strong relative investment performance of our sponsored investment products.

AMORTIZATION OF DEFERRED SALES COMMISSIONS

Amortization of deferred sales commissions decreased 22% and 17% during the three and nine months ended June 30, 2001 compared to the same periods last year. This decrease was principally as a result of lower sales and the financing arrangements described below. Certain fund classes, namely classes B and C, are sold without a front-end sales charge to shareholders, while, at the same time, our distribution subsidiaries pay a commission to selling brokers and other intermediaries. Similarly, class A shares are sold without a front-end sales charge to shareholders when certain minimum investment criteria are met, yet our U.S. distribution subsidiaries pay a commission on the sale. We have arranged to finance certain deferred commission assets ("DCA") arising from our U.S., Canadian and European operations through Lightning Finance Company Limited ("LFL"), a company in which we have an ownership interest. DCA that are recorded on our balance sheet, principally consisting of commissions arising from the sale of class A, B and C shares sold in the U.S., including DCA financed through LFL, are amortized. As a result of the arrangement with LFL, all Canadian and European DCA are no longer recorded in our financial statements. Generally, U.S. DCA sold to LFL under the U.S. agreement are retained in the financial statements since they are not considered sold under this agreement until resold by LFL, which occurs at least once annually.

OTHER INCOME (EXPENSE)

Investment and other income is comprised primarily of:

-- Dividends from investments in our sponsored mutual funds
-- Interest income (except for Banking/Finance segment interest income)

-- Realized gains and losses on investments
-- Foreign currency exchange gains and losses
-- Other miscellaneous income, including gain or loss on disposal of company property

Other income increased 75% and 107% during the three and nine months ended June 30, 2001 compared to the same periods last year principally due to higher realized gains in the current year. During the quarter ended December 31, 2000, we recognized net realized gains of approximately $17 million from the sale of certain sponsored investment products held by the company for investment. In addition, other realized gains of $8.2 million and $24.6 million were included in other income during the three and nine months ended June 30, 2001. These gains related to the $32.9 million gain on the sale of our headquarters building in San Mateo, which was recognized over the 12-month leaseback period through June 2001.

Interest expense decreased 53% and 30% during the three and nine months ended June 30, 2001 compared to the same periods last year due to the relatively low interest rate of 1.875% on the Convertible Notes issued in May 2001, the redemption of outstanding commercial paper during the three months ended June 30, 2001 and generally lower interest rates in the current year as compared to the same periods last year.

TAXES ON INCOME

Our effective income tax rate for the quarters ended June 30, 2001 and 2000 remained unchanged at 24%. The effective tax rate will continue to be reflective of the relative contributions of foreign earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, we had $875.1 million in cash and cash equivalents, as compared to $746.0 million at September 30, 2000. Liquid assets, which consist of cash and cash equivalents, investments available-for-sale and current receivables increased to $2,352.7 million at June 30, 2001 from $1,677.1 million at September 30, 2000. At June 30, 2001, approximately $500 million was available to us under unused commercial paper and medium-term note programs. In addition, revolving credit facilities at June 30, 2001 aggregated to $500 million of which $200 million was under a 364-day facility. The remaining $300 million facility will expire in May 2003.

Cash provided by operating activities decreased to $431.0 million in the nine months ended June 30, 2001 compared to $527.6 million in the same period last year. This decrease was due mainly to lower operating income resulting from higher operating expenses offsetting a small increase in operating revenues.
During the current year, we used a total of $363.6 million for investing activities, including $128.3 million related to the purchase of investments, net of liquidations; $53.3 million in connection with the banking/finance segment; and $100.1 million primarily related to the purchase of Bissett and Associates Investment Management Ltd. Net cash provided by financing activities during the current year was $61.7 million as net debt issued of approximately $202 million exceeded other uses of cash in financing activities.

Outstanding debt increased to $560.0 million at June 30, 2001 compared to $362.9 million at September 30, 2000. As described further in note 2 to the financial statements, after May 2001, debt primarily consists of the Convertible Notes. The Convertible Notes carry a yield to maturity of 1.875% per annum to maturity. We repurchased 3 million shares of common stock at $43 per share on May 20, 2001 in conjunction with the issuance of the Convertible Notes. Prior to May 2001, debt primarily consisted of commercial paper that carried interest at variable rates and fixed-interest medium-term notes. During the quarter ended June 30, 2001, our remaining commercial paper was redeemed. Other fixed-rate debt totaling $19 million has various maturity dates through October 2003.

We had previously entered into a series of agreements to finance the construction of a new corporate headquarters on a 32-acre site in San Mateo, California. An owner-lessor trust was set up to finance the construction and lease the completed facility. The construction was substantially completed and we moved into our new headquarters in the summer of 2001. The lease agreement is not expected to impact our cash flows or financial condition materially during the initial five-year lease period.

We have arranged with LFL for non-recourse financing of sales commissions advanced on sales of our B shares globally. The cumulative sales commissions that we have financed through LFL since inception approximated $275 million at June 30, 2001.

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

RISK FACTORS

WE FACE STRONG COMPETITION FROM NUMEROUS AND SOMETIMES LARGER COMPANIES. We compete with numerous investment management companies, stock brokerage and investment banking firms, insurance companies, banks, online and Internet investment sites, savings and loan associations and other financial institutions. These companies also offer financial services and other investment alternatives. Recent consolidation in the financial services industry has created stronger competitors with greater financial resources and broader distribution channels than our own. In addition, the online services that we offer may fail to compete effectively with other alternatives available to investors. To the extent that existing or potential customers decide to invest with our competitors, our market share, revenues and net income could decline.

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

CHANGES IN THE DISTRIBUTION CHANNELS ON WHICH WE DEPEND COULD REDUCE OUR REVENUES AND HINDER OUR GROWTH. We derive nearly all of our sales through broker/dealers and other similar investment advisors. Increasing competition for these distribution channels has caused our distribution costs to rise and could cause further increases in the future. Higher distribution costs lower our net revenues and earnings. Additionally, if one of the major financial advisors who distributes our products were to cease their operations, even for a few days, it could have a significant adverse impact on our revenues and earnings. Moreover, our failure to maintain strong business relationships with these advisors would impair our ability to distribute and sell our products, which would have a negative effect on our level of assets under management, related revenues and overall business and financial condition.

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

WE FACE INCREASED COMPETITION IN HIRING AND RETAINING QUALIFIED EMPLOYEES. Our continued success will depend upon our ability to attract and retain qualified personnel. Competition to hire these employees is still strong, particularly in certain geographic locations where the majority of our workforce is employed. We may be forced to offer increases in compensation and benefits to these employees at rates that exceed inflation. If we are not able to attract and retain qualified employees, our overall business condition and revenues could suffer.

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

WE MAY NOT BE ABLE TO ACHIEVE THE BENEFITS WE EXPECT FROM THE RECENT ACQUISITION OF FIDUCIARY TRUST COMPANY INTERNATIONAL ("FIDUCIARY"). Achieving the anticipated benefits of the acquisition will depend in part on close collaboration between management and key personnel of the two companies in a timely and efficient manner so as to minimize the risk that the acquisition will result in the loss of clients or employees or the continued diversion of the attention of management.

THE FIDUCIARY ACQUISITION COULD ADVERSELY AFFECT OUR COMBINED FINANCIAL RESULTS OR THE MARKET PRICE OF OUR COMMON STOCK. If the benefits of the acquisition over time do not exceed the costs associated with the acquisition, including any dilution to our shareholders resulting from the issuance of shares in connection with the acquisition, our financial results, including earnings per share, could be adversely affected. In addition, if we do not achieve the perceived benefits of the acquisition as rapidly as, or to the extent, anticipated by financial or industry analysts, the market price of our common stock may decline.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our financial position is subject to a variety of risks, including market risk associated with interest rate movements. We are exposed to changes in interest rates primarily in our debt transactions. We have effectively fixed the rate of interest we pay on 98% of our debt outstanding at June 30, 2001.

We have considered the potential impact of the effect on the banking/finance segment of a 100 basis point (1%) movement in market interest rates and we do not expect it would have a material impact on our operating revenues or results of operations.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

An initial complaint captioned Richard Nelson and Dorothy Nelson v. Edward K. Dunn, Jr. was filed on May 7, 2001, Case No. 01-282-DRH, in the United States District Court for the Southern District of Illinois. On June 22, 2001, the Plaintiffs filed a First Amended complaint captioned Richard Nelson, et. al. v. AIM Advisors, Inc. et. al, which added additional plaintiffs and named as defendants advisory and distribution entities from 25 different mutual fund complexes, including Franklin Advisers, Inc. and Franklin Templeton Distributors, Inc., both wholly owned subsidiaries of Franklin Resources, Inc. ("FRI") and Templeton Global Advisors Limited, an indirect wholly owned subsidiary of FRI (collectively, the "Franklin Defendants"). The First Amended complaint alleges, among other things, violations of the Investment Company Act of 1940 with respect to distribution and advisory contracts of funds advised or distributed by the defendants, including the Franklin Defendants. The plaintiffs are seeking actual and punitive damages, as well as equitable and other relief.

We previously reported that three individual plaintiffs filed a consolidated complaint in the U.S. District Court for the Southern District of Florida, against Templeton Vietnam Opportunities Fund, Inc. (now known as Templeton Vietnam and Southeast Asia Fund, Inc.); Templeton Asset Management, Ltd., an indirect wholly-owned subsidiary of FRI and the investment manager of the closed-end investment company; certain of the fund's officers and directors; FRI; and Templeton Worldwide, Inc., an FRI subsidiary. The plaintiffs in that action, captioned In Re: Templeton Securities Litigation (Civil Action No. 98-6059) moved to certify a class with respect to certain claims raised in the consolidated complaint. The district court recently denied the plaintiffs' motion to certify a class with respect to their claims.

Management believes that these lawsuits are without merit and intends to vigorously defend such actions.

In addition to the above-described lawsuits, we are involved from time to time in litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect our business or financial position.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) On May 11, 2001, we completed a private offering of $877,000,000 principal amount at maturity of zero-coupon convertible senior notes due 2031 (the "Convertible Notes") for aggregate net proceeds of approximately $490,000,000. Each $1,000 principal amount at maturity security was issued at 57.128% of principal amount at maturity, accretes at a rate of 1.875% per annum and is convertible into 9.3604 shares of our common stock. We may be required to repurchase the securities at the accreted value at the option of the holders on May 11 of 2003, 2004, 2006, 2011, 2016, 2021 and
     2026. In such event, we may choose to pay the purchase price for such repurchases in cash or shares of our common stock. We may redeem the Convertible Notes for cash on or after May 11, 2006. We used approximately $129 million of the net offering proceeds to repurchase 3 million shares of our common stock. We will use the balance of the proceeds for general corporate purposes. This transaction was completed without registration in reliance upon section 4(2) of the Securities Act. The securities were initially sold to Merrill Lynch, Pierce, Fenner & Smith Incorporated for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act.

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

     Exhibit 4.1 Indenture between Franklin Resources, Inc. and The Bank of New York dated May 11, 2001 incorporated by reference
                       to  Exhibit   4.2  to  the   Registrant's   Registration
                       Statement on Form S-3, filed on August 6, 2001

     Exhibit 4.2       Registration Rights Agreement between Franklin Resources,
                       Inc.  and  Merrill   Lynch,   Pierce,   Fenner  &  Smith
                       Incorporated   ("Merrill  Lynch")  dated  May  11,  2001
                       incorporated   by   reference  to  Exhibit  4.4  to  the
                       Registrant's Registration Statement on Form S-3, filed on August 6, 2001

     Exhibit 12        Computations of ratios of earnings to fixed charges

(b)  Reports on Form 8-K:

     (i)               Form  8-K  filed  on  April  10,  2001  reporting  under
                       Item 2 "Acquisition or Disposition of Assets" the completion of the share acquisition of Fiduciary Trust Company International ("Fiduciary"), and including a press release issued jointly on April 10, 2001 by Registrant and Fiduciary as an Exhibit under Item 7 "Financial Statements and Exhibits".

     (ii) Form 8-K filed on April 26, 2001 reporting under Item 5 "Other Events" an earnings press release, dated April 26, 2001, and including said press release as an Exhibit under Item 7 "Financial Statements and Exhibits."

     (iii) Form 8-K filed on May 7, 2001 reporting under Item 5 "Other Events" the filing of a press release dated, May 7, 2001, by Registrant announcing the offering of debt securities convertible into shares of the Registrant's common stock, and including said press release as an
                       Exhibit   under  Item  7   "Financial   Statements   and
                       Exhibits."

     (iv) Form 8-K filed on May 8, 2001 reporting under Item 5 "Other Events" the filing of a press release dated, May 8, 2001, by Registrant announcing that Registrant had entered into a purchase agreement for the sale of zero-coupon convertible senior notes, and including said press release as an Exhibit under Item 7 "Financial Statements and Exhibits."

     (v) Form 8-K filed on May 14, 2001 reporting under Item 5 "Other Events" the filing of a press release dated, May 11, 2001, by Registrant announcing the completion of the
                       zero-coupon    convertible   note   offering   and   the
                       Registrant's repurchase of shares of common stock, and including said press release as an Exhibit under Item 7 "Financial Statements and Exhibits."

     (vi) Form 8-K/A filed on June 19, 2001 amending Form 8-K filed on April 10, 2001 and reporting under Item 7 "Financial Statements and Exhibits" Registrant's determination that the financial statements and the pro forma financial statements relating to the acquisition of Fiduciary need not be filed on Form 8-K.

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


                                   FRANKLIN RESOURCES, INC.
                                   ------------------------
                                   Registrant.


Date:  August 13, 2001             /s/ Martin L. Flanagan
                                   ----------------------

                                   MARTIN L. FLANAGAN
                                   President, Member-Office of the President,
                                   Chief Financial Officer and Chief Operating
                                   Officer