Form 10-K
period 2001-09-30
FRANKLIN RESOURCES INC
filed 2001-12-26
CIK 38777

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 2001
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to
                          Commission file number 1-9318

                            FRANKLIN RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                         13-2670991
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

One Franklin Parkway, San Mateo, CA                               94403
(Address of principal executive offices)                       (Zip Code)
Registrant's telephone number, including Area Code           (650)312-2000
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
YES X    NO
    ----    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of $35.94 on November 28, 2001 on the New York Stock Exchange was $5,297,201,086. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that executive officers, directors, nominees, Registrant's Profit Sharing Plan and persons holding 5% or more of Registrant's Common Stock are affiliates. Number of shares of the Registrant's common stock outstanding at November 28, 2001:
261,297,294

DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of the Registrant's proxy statement for its Annual Meeting of Stockholders to be held on January 25, 2002, which was filed under cover of
Schedule 14A with the Securities and Exchange Commission (the "SEC") on December 14, 2001 (the "Proxy Statement"), are incorporated by reference into Part III of this report.



--------------------------------------------------------------------------------

                       INDEX TO ANNUAL REPORT ON FORM 10-K

                                                                     PAGE
                                                                    NUMBER
                                                               REFERENCE TO THIS
      FORM 10-K                                               2001 ANNUAL REPORT
REQUIRED INFORMATION                                              ON FORM 10-K
--------------------                                             ------------

PART I

     ITEM 1.    BUSINESS................................................ 4
                  Introduction.......................................... 4
                  Company History and Acquisitions...................... 4
                  Lines of Business..................................... 5
                    Investment Advisory, Management and Related Services.5
                    Banking/Finance Operations..........................19
                  Regulatory Considerations.............................19
                  Competition...........................................21
                  Financial Information About Industry Segments.........22
                  Intellectual Property.................................22
                  Employees.............................................22

     ITEM 2.    PROPERTIES..............................................22

     ITEM 3.    LEGAL PROCEEDINGS.......................................23

     ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....23

PART II

     ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY
                AND RELATED STOCKHOLDER MATTERS.........................24

                  Information About Franklin Templeton Investments'
                  Common Stock..........................................24

     ITEM 6.    SELECTED FINANCIAL DATA.................................24

     ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........25

     ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK.......................................35

     ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............36

     ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURE..................61


PART III

     ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......61
                  Proxy: "Proposal 1: Election of Directors"*

     ITEM 11.   EXECUTIVE COMPENSATION..................................63
                  Proxy: "Proposal 1: Election of Directors"*

                                       2
--------------------------------------------------------------------------------

                                                                     PAGE
                                                                    NUMBER
                                                               REFERENCE TO THIS
      FORM 10-K                                               2001 ANNUAL REPORT
REQUIRED INFORMATION                                             ON FORM 10-K
--------------------                                             ------------



     ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT..........................................63
                  Proxy: "Principal Holders of Voting Securities" and
                   "Security Ownership of Management"*

     ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........63
                  Proxy: "Proposal 1: Election of Directors -
                  Certain Relationships and Related Transactions" *

PART IV

     ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                AND REPORTS ON FORM 8-K.................................63
                  Consolidated Financial Statements
                  Reports on Form 8-K
                  List of Exhibits

* Incorporated by reference to the Proxy Statement.

Franklin Resources, Inc. files reports with the United States Securities and Exchange Commission (the "SEC"). Copies of any of these filings can be obtained from the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

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

















                                       3
--------------------------------------------------------------------------------

                                     PART I

"Forward-Looking Statements." When used in this Annual Report on Form 10-K, words or phrases about the future such as "expected to," "could have," "will continue," "anticipates," "estimates," or similar expressions are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Statements in "Business," "Management's Discussion and Analysis" ("MD&A"), and elsewhere in this document that speculate about future events are "forward-looking statements". These forward-looking statements are subject to certain risks and uncertainties as described below, including the risk factors explained in MD&A, which would cause actual results to differ materially from those reflected in the forward-looking statements. Forward-looking statements are our best prediction at the time that they are made, and you should not rely on them. If a circumstance occurs that causes any of our forward-looking statements to be inaccurate, Franklin Resources, Inc. does not have an obligation to publicly announce the change to our expectations, or to make any revision to the forward-looking statements.

ITEM 1.  BUSINESS

I. Introduction
   ------------

Franklin Resources, Inc. ("FRI" or the "Company"), is a diversified financial services company, which is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and as a financial holding company under the Gramm-Leach-Bliley Act (the "GLB Act"). Through our wholly-owned direct and indirect subsidiary companies, we provide a broad range of investment advisory, investment management and related services to open-end investment companies, including our own family of retail mutual funds, institutional accounts, high net worth families, individuals and separate accounts in the United States and internationally. Our 245 "sponsored investment products" include a broad range of domestic and global/international equity, balanced, fixed-income, sector and money market mutual funds as well as other investment products, which are sold to the public under the Franklin, Templeton, Mutual Series, Bissett and Fiduciary brand names. As of September 30, 2001, we had $246 billion in assets under our management with approximately 8.4 million shareholder accounts worldwide. In support of our primary business segment, investment management, we also provide certain related services, including transfer agency, fund administration, distribution, shareholder processing, custodial, trustee and other fiduciary services. In our secondary business segment, banking/finance, we provide clients with select retail, private banking, consumer loan and other credit services through our bank subsidiaries. The common stock of FRI is traded in the United States ("U.S.") primarily on the New York Stock Exchange and the Pacific Exchange under the ticker symbol "BEN" and under the ticker symbol "FKR" on the London Stock Exchange. The term "Franklin(R) Templeton(R) Investments" as used in this document, refers to Franklin Resources, Inc. and its consolidated subsidiaries.

II. Company History and Acquisitions
    --------------------------------

Franklin Templeton Investments and its predecessors have been engaged in the financial services business since 1947. Franklin Resources, Inc. was incorporated in Delaware in November 1969. We originated our mutual fund business with the Franklin family of funds (now known as the Franklin Funds(R)). We expanded our business, in part, by acquiring companies engaged in the investment advisory and investment management business.

In October 1992, we acquired substantially all of the assets and liabilities of the investment adviser to the Templeton, Galbraith & Hansberger Ltd. financial services business. This acquisition added the Templeton family of funds to our company. The Templeton funds are known for their international and global investment objectives and value style of investing.

In November 1996, we acquired certain assets and liabilities of Heine Securities Corporation, which provided investment management services to various accounts and investment companies, including Mutual Series Fund Inc., now known as Franklin Mutual Series Fund Inc. ("Mutual Series"). The Mutual Series funds are primarily value oriented equity funds.

                                       4
--------------------------------------------------------------------------------

We expanded our business in Korea in July 2000 when we purchased all of the remaining outstanding shares of a Korean asset management company, in which we previously held a partial interest.

On October 2, 2000, we acquired all of the outstanding shares of Bissett & Associates Investment Management, Ltd. ("Bissett") for approximately $95 million. Bissett now operates as part of our Canadian subsidiary Franklin Templeton Investments Corp. ("FTIC"). With the addition of Bissett, we added 12 of Bissett's family of mutual funds to our existing Canadian based funds and expanded our investment advisory services throughout Canada to a broad range of clients, including institutional clients such as pension plans, municipalities, universities, charitable foundations and private clients of both Bissett and other financial institutions.

On April 10, 2001, we acquired Fiduciary Trust Company International, a bank organized under the New York State Banking Law ("Fiduciary"). Following the acquisition, Fiduciary became a wholly-owned subsidiary of Franklin Templeton Investments. Pursuant to the Agreement and Plan of Acquisition, each outstanding share of common stock, par value $1.00 per share, of Fiduciary ("Fiduciary Common Stock") was exchanged for 2.7744 shares of common stock, par value $0.10 per share of common stock of FRI (the "Share Exchange"). The stock transaction was valued at approximately $776 million on closing. In connection with the loss of certain employees during the September 11, 2001 tragedy, we accelerated payments to the families of such employees who qualified under an $85 million retention pool, which had been aimed at retaining key employees of Fiduciary.
Fiduciary has a reputation as one of the leading providers of investment management and related trust and custody services to high net worth families and individuals. With the acquisition of Fiduciary, we also added Fiduciary's U.S. and non-U.S. mutual funds to our product line.

III. Lines of Business
     -----------------

              Investment Advisory, Management and Related Services
              ----------------------------------------------------

We derive substantially all of our revenues from our investment advisory and management operating segment, which is our principal line of business. When used in this report "Franklin Templeton mutual funds" means all of the Franklin, Templeton, Mutual Series, Bissett, and Fiduciary mutual funds; "sponsored investment products" means all of the Franklin, Templeton mutual funds together with closed-end investment companies, foreign-based investment products, and other U.S. and international private, institutional, high net worth and separate accounts.

Our sponsored investment products are offered to retail, institutional, high net worth and separate accounts, which include individual investors, qualified groups, trustees, tax-deferred (such as IRA) or money purchase plans, employee benefit and profit sharing plans, trust companies, bank trust departments and institutional investors in over 128 countries.

Our revenues and income are dependent upon many factors, including those described in the following sections:

      a. Assets Under Management
      b. Types of Investment Management and Related Services
      c. Types of Share Classes Offered by Our Funds
      d. Underwriting, Distribution and Related Services
      e. Shareholder Servicing
      f. Investment Objectives of Sponsored Investment Products
      g. Product Categorization
      h. Fund Introductions, Mergers and Liquidations

a. Assets Under Management ("AUM")
   -------------------------------

Franklin Templeton Investments' revenues depend to a large extent upon the dollar value of assets under management, because we earn most of our revenues based upon fees linked to the amount of assets in the accounts that we advise. As of September 30, 2001, our U.S. retail assets, including U.S.-registered mutual funds, insurance product funds, wrap fee and partnership accounts and closed-end funds, accounted for $158.1 million of our assets under management. Our U.S. and foreign high net worth, institutional and separate accounts, foreign-based investment products and closed-end investment companies accounted for $88.3 billion of our assets

                                       5
--------------------------------------------------------------------------------
under management. As of September 30, 2001, the type of assets under management by investment objective held by investors on a worldwide basis was:


Type of Assets                                                    Value in Billions   % of Total AUM
----------------------------------------------------------------------------------------------------

Equity                                                                    $124.7           51%
------
Growth potential, income potential or various combinations thereof.

Fixed-income                                                              $ 80.0           32%
------------
Both long and short-term.

Hybrid Funds                                                              $ 36.1           15%
------------
Asset allocation, balanced, flexible and income-mixed funds.

Money Funds                                                               $  5.6            2%
-----------
Short-term liquid assets.



The acquisitions of Bissett and Fiduciary in fiscal 2001 increased our assets under management by $3.7 and $45.8 billion, respectively as of the dates of such acquisitions.

Broadly speaking, the change in the net assets of the sponsored investment products depends upon two factors: (1) the level of sales (inflows) as compared to the level of redemptions (outflows); and (2) the increase or decrease in the market value of the securities held in the portfolio of investments. As our asset mix has shifted since 1992 from predominantly fixed-income securities to a majority of equity assets, we have become subject to an increased risk of asset volatility, and therefore revenue, resulting from changes in the domestic and global equity markets. In addition, because we generally derive higher revenues and income from our equity assets, a shift in assets from equity to fixed-income and hybrid funds has a greater than proportional reduction on total revenue and thus, income. Despite such volatility, we believe that in the long run we are more competitive as a result of the greater diversity of sponsored investment products available to our customer base.

Many factors affect market values, including the general condition of national and world economies, the political climate, movements in currency exchange rates and the direction and volume of changes in interest rates and/or inflation rates. Fluctuations in interest rates and in the yield curve affect the value of fixed-income assets under management as well as the flow of monies to and from fixed-income funds. In turn, this affects our revenues from those funds. The multiplicity of factors impacting asset mix make it difficult to predict the net effect of any particular set of conditions during any particular time frame.

b. Types of Investment Management and Related Services
   ---------------------------------------------------

RETAIL INVESTMENT MANAGEMENT

A majority of our revenues are derived from providing investment advisory, investment management, administration, distribution and related services for the Franklin Templeton mutual funds. We advise, manage and implement the investment activities of and provide other administrative services necessary to operate our registered investment companies, the related U.S.-open-end and closed-end funds or series and our many non-U.S. sponsored investment products. This business is primarily conducted through our wholly-owned direct and indirect subsidiary companies, including, among others, the following:

FIDUCIARY INTERNATIONAL, INC. ("FII"), a registered investment adviser under the Investment Advisers Act of 1940 (the "Advisers Act"), provides investment advisory and portfolio management to certain mutual funds and separate accounts, including FTI Funds and one series of funds within Fiduciary Trust Global Fund, an umbrella unit trust;

FRANKLIN ADVISERS, INC. ("FAV"), a registered investment adviser with the SEC under the Advisers Act, provides investment advisory, portfolio management and administrative services to a majority of the Franklin Templeton mutual funds;

FRANKLIN ADVISORY SERVICES, LLC ("FAS"), a registered investment adviser under the Advisers Act, provides investment advisory and portfolio management services to certain of the Franklin Templeton mutual funds and also provides sub-advisory services to non-affiliated entities;

                                6
--------------------------------------------------------------------------------

FRANKLIN MUTUAL ADVISERS, LLC ("FMA"), a registered investment adviser under the Advisers Act, provides investment and portfolio management services to the Mutual Series funds;

FRANKLIN TEMPLETON COMPANIES, LLC ("FTC"), our principal contracting and corporate services subsidiary, through which property management, human resources, information systems, technology, legal, accounting, treasury, payroll, employment, purchasing, contracting, tax and similar functions are conducted;

FRANKLIN TEMPLETON INVESTMENT MANAGEMENT LIMITED ("FTIML"), a registered investment adviser in the United Kingdom and under the Advisers Act, provides and serves as an investment adviser to various of our investment companies registered in foreign jurisdictions, including Europe;

FRANKLIN TEMPLETON INVESTMENTS CORP. ("FTIC"), a registered investment advisor in Canada, a mutual fund dealer with the Ontario Securities Commission and Alberta Securities Commission and an investment adviser under the Advisers Act, provides investment advisory, portfolio management, distribution and administrative services for Canadian registered retail funds;

FRANKLIN TEMPLETON INVESTMENTS (ASIA) LIMITED ("FTILHK"), a registered investment adviser in Hong Kong and under the Advisers Act, provides investment advisory and management services to our sponsored investment products with mandates in the emerging markets;

FRANKLIN/TEMPLETON DISTRIBUTORS, INC. ("FTDI"), a registered broker/dealer with the SEC and member of the National Association of Securities Dealers, Inc. (the "NASD"), provides distribution services to our U.S.-registered retail mutual funds;

TEMPLETON ASSET MANAGEMENT LTD. ("TAML"), a registered investment adviser in Singapore, Hong Kong and under the Advisers Act, provides investment advisory and related services to certain Templeton developing funds and portfolios;

TEMPLETON GLOBAL ADVISORS LIMITED ("TGAL"), a registered investment adviser under the Advisers Act, provides investment advisory, portfolio management, and administrative services to certain of the Templeton funds; and

TEMPLETON  WORLDWIDE,   INC.  ("TWW"),  a  holding  company  for  the  Templeton
investment and administrative businesses worldwide.

Subsidiary companies conduct research and provide the investment advisory services and determine which securities the funds will purchase, hold or sell as directed by each fund's board of trustees, directors or administrative managers. In addition, the subsidiary companies take all steps necessary to implement such decisions, including selecting brokers and dealers, executing and settling trades in accordance with detailed criteria set forth in the management agreement for each fund, and applicable law and practice. In addition, certain of our subsidiary companies also provide similar investment management and administrative services to a number of non-U.S. open-end and closed-end investment companies, as well as other U.S. and international private and institutional accounts, including certain Franklin Templeton sponsored investment companies organized in Luxembourg (SICAV funds) and Ireland (umbrella unit trusts).

Our investment advisory services include fundamental investment research and valuation analyses, including original economic, political, industry and company research, company visits and inspections, and the utilization of such sources as company public records and activities, management interviews, company prepared information, and other publicly available information, as well as analyses of suppliers, customers and competitors. In addition, research services provided by brokerage firms are used to support our findings.

Investment management and related services are provided pursuant to agreements in effect with each of our U.S.-registered open-end and closed-end funds. Comparable agreements are in effect with foreign-registered funds and with private accounts. In general, the management agreements for our U.S.-registered open-end and closed-end funds must be renewed each year, and must be specifically approved at least annually by a vote of such funds' board of trustees or directors or by a vote of the holders of a majority of such funds' outstanding voting securities. Foreign-registered funds have various termination rights, review and renewal provisions that are not discussed in this report.


                                       7
--------------------------------------------------------------------------------

Each U.S. management or advisory agreement between Franklin Templeton Investments and each fund automatically terminates in the event of its "assignment", as defined in the Investment Company Act of 1940 (the " '40 Act"). In addition, either party may terminate the agreement without penalty after written notice ranging from 30 to 60 days.

If management agreements representing a significant portion of our assets under management were terminated, it would have a material adverse impact on our company. To date, none of our management agreements with any of our retail Franklin Templeton mutual funds have been involuntarily terminated.

Generally, the funds themselves have no paid employees. In the majority of cases, we provide and pay the salaries of personnel who serve as officers of the Franklin Templeton mutual funds, including the President and other administrative personnel as necessary to conduct such funds' day-to-day business operations. These personnel provide information, ensure compliance with securities regulations, maintain accounting systems and controls, prepare annual reports and perform other administrative activities. Various subsidiaries have contracts with the funds to provide additional services including maintaining a fund's portfolio records, answering shareholder inquiries, and creating and publishing literature.

The funds generally pay their own expenses such as legal, custody and audit fees, reporting costs, board and shareholder meeting costs, SEC and state registration fees and similar expenses. The funds also pay Franklin Templeton Investments a fee payable monthly in arrears based upon a fund's average daily net assets. Annual fee rates under the various global investment management agreements generally range from 0.15% to a maximum of 2.25% and are often reduced as net assets exceed various threshold levels.

Our investment management agreements permit us to serve as an adviser to more than one fund so long as our ability to render services to each of the funds is not impaired, and so long as purchases and sales for various advised funds are made on an equitable basis. Our management personnel and the fund directors or boards of trustees regularly review the fund advisory and other administrative fee structures in light of fund performance, the level and range of services provided, industry conditions and other relevant factors. Advisory and other administrative fees are generally waived or voluntarily reduced when a new fund is established and then increased to contractual levels within an established timeline or as net asset values reach certain levels.

We use a "master/feeder" fund structure in limited situations. This structure allows an investment adviser to manage a single portfolio of securities at the "master fund" level and have multiple "feeder funds" invest all of their respective assets into the master fund. Individual and institutional shareholders invest in the "feeder funds" which can offer a variety of service and distribution options. An advisory fee is charged at the master fund level, and administrative and shareholder servicing fees are charged at the feeder fund level.

HIGH NET WORTH INVESTMENT MANAGEMENT

Through our recently acquired subsidiaries Fiduciary and Bissett, we have broadened our ability to provide global investment management and related trust and custody services and market and sell our sponsored investment products to high net worth individuals and families. These services focus on managing family wealth from generation to generation through a full service package including wealth management, estate planning, private funds, private banking, and custody services. Our high net worth client business seeks to maintain relationships that span generations and help families plan the best method of intergenerational wealth transfer. The minimum asset balance for an individual client is generally $2 million.

Individual client assets are held in accounts separately managed by individual portfolio managers. These portfolio managers determine asset allocation and stock selection for client accounts, taking into consideration each client's specific long-term objectives while utilizing our macroeconomic and individual stock research.

We offer clients personalized attention and estate planning expertise in an integrated package of services under the Family Resource Management(R) ("FRM") brand. Services under FRM provide clients with an integrated strategy to optimize wealth accumulation and maximize after-tax wealth transfer to the next generation. These services include advice concerning strategic planning and asset allocation, investment management, and custody and reporting.


                                       8
--------------------------------------------------------------------------------

INSTITUTIONAL INVESTMENT MANAGEMENT

We provide a broad array of investment management services to institutional clients, focusing on foundations, endowment funds and government and corporate pension funds. Our subsidiaries offer a wide range of both domestic and international equity, fixed income and real estate services through a variety of investment vehicles, including separate and commingled accounts and open-ended domestic and offshore mutual funds.

We primarily attract new institutional business through our strong relationships with management consultants. Additionally, we build strong direct relationships with trustees and fund executives where new business can be generated through additional mandates from existing clients.

Our subsidiary, Templeton Investment Counsel, LLC, is one of the principal investment advisers for our managed and institutional accounts. In September of 2001, we announced that in fiscal 2002 we were combining our institutional investment management product line and support functions of Fiduciary with that of Franklin Templeton Investments to form one global sales and marketing platform under a new subsidiary, FTI Institutional, LLC. This new entity will continue to distribute and market the sponsored investment products to our institutional accounts under the Franklin, Templeton, Mutual Series, Bissett and Fiduciary brand names, utilizing the investment advisory services of many of our subsidiaries described earlier.

During fiscal 2001 we also created the Strategic Alliances Group, a division of our subsidiary Franklin/Templeton Distributors, Inc. ("Distributors") to service sponsors of defined contribution plans, including 401(k)'s, and variable annuity products. This business unit will allow us to focus on expanding sales of our asset management capabilities to the insurance industry by offering a number of investment options, including sub-advised portfolios, mutual funds and variable insurance trusts.

SEPARATE ACCOUNTS

Through our subsidiaries Franklin Private Client Group, Inc. ("FPCG"), a registered investment adviser, and Templeton Private Client Group ("TPCG"), a division of Templeton/Franklin Investment Services, Inc. ("TFIS"), we provide private portfolio management services and advisory services through third party broker/dealer wrap fee programs. Our subsidiary, TFIS, also serves as a direct marketing broker/dealer for institutional investors in the Franklin Templeton mutual funds. We also market and distribute our sponsored investment products to individually managed and separate accounts.

TRUST AND CUSTODY

As the result of our recent acquisition of Fiduciary, we have expanded our trust and custody business to include global master custody and support services to high net worth and institutional clients. Through various trust company subsidiaries, including Fiduciary, we offer a wide range of investment-related services, including, custody and administration, trust services, estate planning, tax planning, securities brokerage, trade clearance and private banking, to high net worth individuals, families and institutional clients in the United States and abroad. In addition to custody services, we also offer clients with a series of other services, including foreign exchange, performance measurement, securities lending and brokerage services. We provide planned giving administration for non-profit organizations and related custody services, including pooled income funds, charitable remainder trusts, charitable lead trusts and gift annuities, for which we may or may not act as trustee.

Our other trust company subsidiaries, many of which were added as part of the Fiduciary acquisition, include Fiduciary Investment Corporation, an investment company incorporated under New York State Banking Law and the holding company for many of the trust company subsidiaries; Fiduciary Trust International of the South, a Florida state-chartered, limited purpose trust company; Fiduciary Trust International of California, a California state-chartered limited purpose trust company; Fiduciary Trust International of Delaware, a Delaware state-chartered limited purpose trust company; FTI-Banque Fiduciary Trust, a Swiss bank based in Geneva, Switzerland; FTCI (Cayman) Ltd., an offshore trust company, licensed as a bank and trust company (with a type "B" license) in the Cayman Islands; and Franklin Templeton Bank & Trust, F.S.B. ("FTB&T"). FTB&T, among other things, exercises full trust powers and serves primarily as custodian of Individual Retirement Accounts ("IRA") and business retirement plans.

                                       9
--------------------------------------------------------------------------------

c. Types of Share Classes Offered by Our Funds
   -------------------------------------------

Most of our U.S. and non-U.S. registered retail funds have a multi-class share structure. We adopted this share structure to provide investors with greater sales charge alternatives for their investments. Class A shares represent a traditional fee structure whereby the investor pays a commission at the time of purchase. Class B shares, which are available in many of our funds globally, have no front-end sales charges but instead have a declining schedule of sales charges (called contingent deferred sales charges) if the investor redeems within a number of years from original purchase date. For Class B shares, the broker/dealer's commission is paid by the fund's distributor from contingent deferred sales charges, distribution and service (12b-1) fees and its other resources. Class C shares have a hybrid, level load pricing structure combining aspects of conventional front-end, back-end and level-load pricing.

Globally, we offer Advisor Class shares in our Franklin Templeton mutual funds and in the U.S. we offer Z Class shares in Mutual Series funds on a limited basis, both of which have no sales charges. FTI Funds, managed by our subsidiary FII, offers 7 series of funds with no sales charges. The Advisor and Z Class shares are sold to our officers, directors and current and former employees, and are also offered to institutions and investment advisory clients (both affiliated and unaffiliated), as well as individuals investing $5 million or more. In addition, shareholders who held shares of any Mutual Series funds on October 31, 1996, may continue to purchase Z Class shares. We also sell money market funds to investors without a sales charge. Under the terms and conditions described in the prospectuses or the statements of additional information for some funds, certain investors can purchase shares at net asset value or at reduced sales charges. In addition, investors may generally exchange their shares of a fund at net asset value for shares within the same class of another fund in the Franklin Templeton Investments group without having to pay additional sales charges.

The Franklin Templeton insurance product funds offered in the U.S., generally have a two class share structure, Class 1 and Class 2, which are offered at net asset value without a sales load directly to the insurance company separate accounts (the shareholder). The only difference between the two classes is that Class 2 shares are assessed a distribution and service fee ("12b-1 fee") (as described below in "Distribution, Marketing and Related Services") to Franklin Templeton Investments, the insurance company or others for the expenses of activities that are primarily intended to sell shares of the class or variable contracts offering shares of the class. These 12b-1 fees are generally assessed quarterly at an annual rate of 0.25% of the average daily net assets of the class.

                                       10
--------------------------------------------------------------------------------

The following table summarizes the sales charges and distribution and service fee structure for various share classes of our U.S.-registered retail mutual funds. The fees below generally apply to our U.S.-registered retail mutual funds, however, there are exceptions to this fee schedule for some funds.


Sales Charges and Distribution and Service Fees Paid to Franklin Templeton Investments
--------------------------------------------------------------------------------------
for Most U.S.-Registered Retail Funds
-------------------------------------


U.S. Retail Funds                    Class A shares   Class B shares (c)    Class C shares (d)
-------------------------------------------------------------------------------------------------

Sales Charge at Time of Sale
     Equity                          5.75% (a)        None.                 1.00%
     Fixed-income                    4.25% (a)        None.                 1.00%
-------------------------------------------------------------------------------------------------
Contingent Deferred Sales Charge     None. (b)        4% maximum            1% if shareholder
                                                      declining to zero     sells shares
                                                      after 6 years of      within 18 months
                                                      each investment.      of investment.
-------------------------------------------------------------------------------------------------
Maximum Yearly 12b-1 Plan Fees
     Equity                          0.25%            1.00%                 1.00%
     Fixed-income
          Taxable                    0.25%            0.65%                 0.65%
          Tax-free                   0.10%            0.65%                 0.65%
-------------------------------------------------------------------------------------------------
Types of investors that may
purchase this share class            Any.             Any.                  Any.
-------------------------------------------------------------------------------------------------


U.S. Retail Funds         FTI Fund shares     Advisor Class shares  Z Class shares (e)
-------------------------------------------------------------------------------------------------
Sales Charge              None.               None.                 None.
At Time of Sale
     Equity
     Fixed-income
-------------------------------------------------------------------------------------------------
Contingent Deferred
Sales Charge              None.               None.                 None.
-------------------------------------------------------------------------------------------------
Maximum Yearly 12b-1
Plan Fees                 0.25%               None.                 None.
-------------------------------------------------------------------------------------------------
Types of investors that   Clients of          Officers, directors   Officers, directors and
may purchase this share   Fiduciary or our    and current and       current and former
class                     Fiduciary related   former employees of   employees of Franklin
                          subsidiaries.       Franklin Templeton    Templeton Investments;
                                              Investments;          institutions, investment
                                              institutions,         advisory clients,
                                              investment advisory   individuals investing $5
                                              clients,              million or more in Mutual
                                              individuals           Series funds and
                                              investing $5          shareholders that hold
                                              million or more in    shares of the Mutual
                                              Franklin or           Series funds reclassified
                                              Templeton funds.      as Z shares.
-------------------------------------------------------------------------------------------------

(a) Reductions in the maximum sales charges may be available depending upon the amount invested and the type of investor. In some cases noted in each fund's prospectus or statement of additional information, certain investors may invest in Class A shares at net asset value (with no load). In connection with certain of these no-load purchases, Distributors may make a payment out of its own resources to a broker/dealer involved with that sale.
(b) For NAV purchases over $1 million, a contingent deferred sales charge of 1.0% may apply to shares redeemed within one year of investment.
(c) Class B shares convert to Class A shares after eight (8) years of ownership.
(d) Distributors pays a 2% dealer commission to brokers of record of Class C Shares, which consists of a 1% sales charge assessed to the investor at the time of sale, and 1% of which is paid by Distributors. Distributors recovers a portion of the amount it pays to brokers by retaining certain 12b-1 fees assessed during the first 12 months and from collecting contingent deferred sales charges on any redemptions made within 18 months of the time of sale.
(e) When the Company entered into management contracts for the Mutual Series funds, the outstanding shares of Mutual Series funds were reclassified as Z Class shares on October 31, 1996. Current Shareholders who held shares of any Mutual Series funds on October 31, 1996 may continue to purchase Z Class shares of any Mutual Series fund. Shareholders of the Z Class shares may also exchange into Advisor Class shares of other Franklin Templeton mutual funds if otherwise meeting the Advisor Class shares' eligibility requirements. Alternatively, Z Class shareholders may exchange into Class A shares of other Franklin Templeton mutual funds at net asset value, which are subject to 12b-1 fees. Distributors may make a payment out of its own resources to a broker/dealer involved in selling Z Class shares.

                                       11
--------------------------------------------------------------------------------

d. Underwriting, Distribution and Related Services
   -----------------------------------------------

Franklin/Templeton Distributors, Inc. ("Distributors"), a wholly-owned subsidiary of the Company, acts as the principal underwriter and distributor of shares of our U.S.-registered open-end mutual funds. Distributors has entered into underwriting agreements with the funds, which generally provide for Distributors to pay the commission expenses for sales of fund shares. Franklin Templeton mutual fund shares are sold primarily through a large network of independent intermediaries, including broker/dealers, banks and other similar investment advisers. We are heavily dependent upon these distribution channels and business relationships. There is increasing competition for access to these channels, which has caused our distribution costs to rise and could cause further increases in the future as competition continues and service expectations increase. In addition, many intermediaries also have mutual funds offered for sale under their own names that compete directly with our products. These intermediaries could decide to limit or restrict the sale of our fund shares, which could lower our future sales, increase redemption rates, and cause our revenues to decline. As of September 30, 2001, approximately 3,800 local, regional and national securities brokerage firms offered shares of the U.S. registered Franklin Templeton mutual funds for sale to the investing public. In the United States, Franklin Templeton Investments has approximately 64 general wholesalers and six (6) retirement plan wholesalers who interface with the broker/dealer community.

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

Most of the U.S.-registered Franklin Templeton mutual funds, with the exception of certain Franklin Templeton money market funds, have adopted distribution plans (the "Plans") under Rule 12b-1 promulgated under the '40 Act ("Rule 12b-1"). The Plans are established for an initial term of one (1) year and, thereafter, must be approved annually by the particular fund's board and by a majority of disinterested fund directors. All such Plans are subject to termination at any time by a majority vote of the disinterested directors or by the particular fund shareholders. The Plans permit the funds to bear certain expenses relating to the distribution of their shares, such as expenses for marketing, advertising, printing and sales promotion. Fees under the Plans for the different share classes are shown above in the table under "Types of Share Classes Offered by Our Funds." The implementation of the Plans provided for a lower fee on Class A shares acquired prior to the adoption of such Plans. Fees from the Plans are paid primarily to third-party dealers who provide service to the shareholder accounts, and engage in distribution activities. Distributors may also receive reimbursement from the funds for various expenses that Distributors incurs in distributing the funds, such as marketing, advertising, printing and sales promotion subject to the Plans' limitations on amounts. Each fund has a percentage limit for these type of expenses based on average daily net assets under management.

Class B and C shares are generally more costly to us in the year of sale, but they allow us to be competitive by increasing our presence in various distribution channels. We finance payments of the Class B and certain Class C share broker commissions. We have arranged to finance certain deferred commissions arising from our U.S., Canadian and European operations through Lightning Finance Company Limited, a company in which we have an ownership interest. The repayment of the financing advances is limited to the cash flows generated by the funds' 12b-1 Plans and by any contingent deferred sales charges collected in connection with early redemptions (within six years after purchase on Class B shares).

                                       12
--------------------------------------------------------------------------------

The fees below generally apply to our U.S.-registered retail funds, however, there are exceptions to this fee schedule for some funds.


Sales Commissions and Other Payments Paid to Qualifying Broker/Dealers and
--------------------------------------------------------------------------
Other Intermediaries for Most U.S.-Registered Retail Funds
----------------------------------------------------------

U.S. Retail Funds                       Class A Shares     Class B Shares     Class C Shares
----------------------------------------------------------------------------------------------

Dealer Commission at Time of Sale
    Equity                                  5.00%               4.00%             2.00%
    Fixed-income                            4.00%               3.00% (b)         2.00%
----------------------------------------------------------------------------------------------
Maximum Yearly 12b-1 Plan Fees
    Equity                                  0.25% (a)           1.00% (c)         1.00% (e)
    Fixed-income
        Taxable                             0.25% (a)           0.65% (d)         0.65% (f)
        Tax-free                            0.10%               0.65% (d)         0.65% (f)
----------------------------------------------------------------------------------------------

(a) The fees referenced above generally apply, however, there are certain individual funds that may apply a different fee structure, including the Rising Dividends Fund whose 12b-1 fee is 0.50%, certain equity funds whose 12b-1 fees are 0.35% and certain taxable fixed income funds whose 12b-1 fees are 0.15%.
(b)  Certain fixed income funds now pay 4.00%.
(c) Franklin Templeton Investments receives a fee equal to 0.75% and pays 0.25% to the broker/dealer on the daily average assets in the account. After 8 years from the date of the investment, Class B shares are converted into Class A shares.
(d) Franklin Templeton Investments receives a fee equal to 0.50% and pays 0.15% to the broker/dealer on the daily average assets in the account. After 8 years from the date of the investment, Class B shares are converted into Class A shares.
(e) Franklin Templeton Investments retains a fee equal to 0.75% and pays 0.25% to the dealer/broker on the average assets in the account for the first twelve (12) months following the sale, after which the full 12b-1 fee is paid to the broker/dealer.
(f) Franklin Templeton Investments retains a fee equal to 0.50% and pays 0.15% to the dealer/broker on the assets in the account for the first twelve (12) months following the sale, after which it is paid to the broker/dealer.

e. Shareholder Servicing
   ---------------------

Our subsidiary, Franklin Templeton Investor Services, LLC ("FTIS"), provides shareholder record keeping services and acts as transfer agent and dividend-paying agent for the U.S.-registered Franklin Templeton open-end funds. FTIS is registered with the SEC as a transfer agent under the Securities Exchange Act of 1934 (the " '34 Act"). FTIS is compensated under an agreement with each fund on the basis of an annual fee per account, which varies with the fund and the type of services being provided, and is reimbursed for out-of-pocket expenses. In addition, certain funds compensate FTIS based on assets under management. Other subsidiaries provide the same services to the open-end funds offered for sale in Canada, Europe and Asia under similar fee arrangements. As of September 30, 2001, there were approximately 8.4 million shareholder accounts in the Franklin Templeton Investments group worldwide.

f. Investment Objectives of Funds
   ------------------------------

Our sponsored investment products accommodate a variety of investment goals, including growth or value styles, capital appreciation, growth and income, income, tax-free income and preservation of capital. In seeking to achieve such objectives, each portfolio emphasizes different investment securities.

Our equity investment products include some that are value-oriented, others that reflect a growth style of investing and some that use a combination of growth and value. Value investing focuses on identifying companies which our research analysts and portfolio managers believe are undervalued based on a number of factors. Portfolios that seek capital appreciation invest primarily in equity securities in a wide variety of international and U.S. markets;

                                       13
--------------------------------------------------------------------------------
some seek broad national market exposure, while others focus on narrower sectors such as precious metals, health care, emerging technology, large-cap companies, small-cap companies, real estate securities and utilities. Growth investing relies on the review of macro-economic, industry and sector trends to identify companies that exhibit superior growth potential relative to industry peers and the broad market. Unlike other management styles that focus on short-term market trends, our growth portfolio investment management team invests in companies demonstrating long-term growth potential, based mainly on proprietary in-house analysis and research.

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

Again, we also provide investment management and related services to a number of closed-end investment companies whose shares are traded on various major U.S. and some international stock exchanges. In addition, we provide investment management, marketing and distribution services to SICAV funds and umbrella unit trusts organized in Luxembourg and Ireland, respectively, which are distributed in international market places, as well as to locally organized funds in various countries outside the U.S.

Our sponsored investment products also include portfolios managed for some of the world's largest corporations, endowments, charitable foundations, pension funds, wealthy individuals and other institutions. We use various investment techniques to focus on specific client objectives for these specialized portfolios.

g. Product Categorization
   ----------------------

As of September 30, 2001 we had $246.4 billion in assets under management. Our U.S.-registered open-end mutual funds accounted for $146.7 billion of our assets under management. As of September 30, 2001, the net assets under management of our five (5) largest funds were Franklin California Tax-Free Income Fund, Inc. ($14.1 billion), Templeton Growth Fund ($12.0 billion), Templeton Foreign Fund ($8.9 billion), Franklin Small-Mid Cap Growth Fund ($8.0 billion) and Franklin Government Securities Fund ($7.9 billion). These five (5) mutual funds represented, in the aggregate, 20.6% of all sponsored investment products assets under management.

Franklin Templeton Variable Insurance Products Trust, our insurance products trust, offers 27 funds, with assets of $7.4 billion as of September 30, 2001. The insurance product funds are available as investment options through variable insurance contracts and certain pension plans. Most of the funds have been fashioned after some of the more popular funds offered to the general public and are managed, in most cases, by the same investment adviser. One of the funds in the trust includes a third class that is offered exclusively to pension plans.

Our U.S. closed-end funds accounted for $5.4 billion of our assets under management. U.S. wrap fee, partnership and trust accounts made up $4.1 billion of our assets under management. On a Company-wide basis, separate accounts accounted for $60.8 billion of assets under management. In addition, $22 billion of our assets under management were held in foreign-based funds and open-end and closed-end accounts whose investment objectives vary, but are primarily international and global equity-oriented.

The following table shows the types of our U.S.-registered open-end mutual funds and dedicated insurance product funds as of September 30, 2001, and is categorized using the Investment Company Institute ("ICI") definitions, which are more detailed than the broad investment objective definitions used in "MD&A" and in our Consolidated Financial Statements. /1/




---------------------------------------
/1/ The table excludes wrap fee, trust and partnership accounts and closed-end funds. A significant number of institutional assets are invested in U.S. open-end mutual funds and are disclosed in the table.


                                       14
--------------------------------------------------------------------------------



                                U.S.-REGISTERED OPEN-END MUTUAL FUNDS

           CATEGORY                                                                     NO. OF
 (and approximate assets under                                            NO. OF      INSURANCE
    management, in billions                                               MUTUAL       PRODUCT
   as of September 30, 2001)     INVESTMENT OBJECTIVE                     FUNDS         FUNDS
--------------------------------------------------------------------------------------------------

I.  EQUITY FUNDS ($81.2)
--------------------------------------------------------------------------------------------------
A.  Capital Appreciation Funds   Seek capital appreciation;
    ($20.2)                      dividends are not a primary
                                 consideration.
--------------------------------------------------------------------------------------------------
    1. Aggressive Growth         Invest primarily in common stocks
       Funds                     of small, growth companies.                4             2
--------------------------------------------------------------------------------------------------
    2. Growth Funds              Invest primarily in common stocks
                                 of well-established companies.             8             2
--------------------------------------------------------------------------------------------------
    3. Sector Funds              Invest primarily in common stocks
                                 of companies in related fields.            8             4
--------------------------------------------------------------------------------------------------
B.  World Equity Funds ($41.5)   Invest primarily in stocks of
                                 foreign companies.
--------------------------------------------------------------------------------------------------
    1. Emerging Market Funds     Invest primarily in companies based
                                 in developing regions of the world.        2             1
--------------------------------------------------------------------------------------------------
    2. Global Equity Funds       Invest primarily in equity
                                 securities traded worldwide,
                                 including those of U.S. companies.        12             3
--------------------------------------------------------------------------------------------------
    3. International Equity      Must invest in equity securities of
       Funds                     companies located outside the U.S.
                                 and cannot invest in U.S. company          3             2
                                 stocks.
--------------------------------------------------------------------------------------------------
    4. Regional Equity Funds     Invest in companies based in a
                                 specific part of the world.                3             0
--------------------------------------------------------------------------------------------------
C.  Total Return Funds ($19.5)   Seek a combination of current
                                 income and capital appreciation.
--------------------------------------------------------------------------------------------------
    1. Growth and Income         Invest primarily in common stocks
       Funds                     of established companies with the
                                 potential for growth and a
                                 consistent record of dividend              7             4
                                 payments.
--------------------------------------------------------------------------------------------------
                                 May invest in a mix of equity,
II. HYBRID FUNDS ($8.5)          fixed-income securities and
                                 derivative instruments.
--------------------------------------------------------------------------------------------------
A.  Asset Allocation Funds       Invest in various asset classes
    ($0.5)                       including, but not limited to,
                                 equities, fixed-income securities
                                 and money market instruments. They
                                 seek high total return by
                                 maintaining precise weightings in          3             1
                                 asset classes.
--------------------------------------------------------------------------------------------------
B.  Income-mixed Funds ($8.0)    Invest in a variety of
                                 income-producing securities,
                                 including equities and fixed-income
                                 securities.  These funds seek a
                                 high level of current income               1             1
                                 without regard to capital
                                 appreciation.
--------------------------------------------------------------------------------------------------

III. TAXABLE BOND FUNDS ($12.4)
--------------------------------------------------------------------------------------------------
A.  High Yield Funds ($2.6)      Invest two-thirds or more of their
                                 portfolios in lower rated U.S.
                                 corporate bonds (Baa or lower by
                                 Moody's and BBB or lower by                1             1
                                 Standard and Poor's rating services).
--------------------------------------------------------------------------------------------------

                                       15
--------------------------------------------------------------------------------

           CATEGORY                                                                     NO. OF
 (and approximate assets under                                            NO. OF      INSURANCE
    management, in billions                                               MUTUAL       PRODUCT
   as of September 30, 2001)     INVESTMENT OBJECTIVE                     FUNDS         FUNDS
--------------------------------------------------------------------------------------------------

B.  World Bond Funds ($0.3)      Invest in debt securities offered
                                 by foreign companies and
                                 governments.  They seek the highest
                                 level of current income available
                                 worldwide.
--------------------------------------------------------------------------------------------------
    1. Global Bonds Funds:       Invest in worldwide debt securities
       General                   with no stated average maturity or
                                 an average maturity of five years
                                 or more. These funds may invest up
                                 to 25% of assets in companies              1             2
                                 located in the U. S.
--------------------------------------------------------------------------------------------------
    2. Global Bond Funds:        Invest in debt securities worldwide
       Short Term                with an average maturity of one to
                                 five years. These funds may invest
                                 up to 25% of assets in companies
                                 located in the U.S.                        1             0
--------------------------------------------------------------------------------------------------
    3. Other World Bonds         Such as international bond and
       Funds                     emerging market debt funds, invest
                                 in foreign government and corporate
                                 debt instruments.                          1             0
--------------------------------------------------------------------------------------------------
C.  Government Bond Funds        Invest in U.S. Government bonds of
    ($8.9)                       varying maturities.  They seek high
                                 current income.
--------------------------------------------------------------------------------------------------
    1. Government Bond Funds:    Invest two-thirds or more of their
       Intermediate Term         portfolios in U.S. Government
                                 securities with an average maturity
                                 of five to ten years.  Securities
                                 utilized by investment managers may
                                 change with market conditions.             0             1
--------------------------------------------------------------------------------------------------
    2. Government Bond Funds:    Invest two-thirds or more of their
       Short Term                portfolios in U.S. Government
                                 securities with an average maturity
                                 of one to five years. Securities
                                 utilized by investment managers may
                                 change with market conditions.             1             0
--------------------------------------------------------------------------------------------------
    3. Mortgage-backed Funds     Invest two-thirds or more of their
                                 portfolios in pooled
                                 mortgage-backed securities.                3             0
--------------------------------------------------------------------------------------------------
D.  Strategic Income Funds       Invest in a combination of U.S.
    ($0.5)                       fixed-income securities to provide
                                 a high level of current income.            2             2
--------------------------------------------------------------------------------------------------
E.  Corporate Bond Funds
    ($0.1)    Short Term                                                    1             0
--------------------------------------------------------------------------------------------------

IV. TAX-FREE BOND FUNDS ($47.4)
--------------------------------------------------------------------------------------------------
A.  State Municipal Bond Funds   Invest primarily in municipal bonds
    ($33.1)                      issued by a particular state.
                                 These funds seek high after-tax
                                 income for residents of individual
                                 states.
--------------------------------------------------------------------------------------------------
    1. State Municipal Bond      Invest primarily in the
       Funds:  general           single-state municipal bonds with
                                 an average maturity of greater than
                                 five years or no specific stated
                                 maturity. The income from these
                                 funds is largely exempt from
                                 federal as well as state income tax       30             0
                                 for residents of the state.
--------------------------------------------------------------------------------------------------

                                       16
--------------------------------------------------------------------------------



           CATEGORY                                                                     NO. OF
 (and approximate assets under                                            NO. OF      INSURANCE
    management, in billions                                               MUTUAL       PRODUCT
   as of September 30, 2001)     INVESTMENT OBJECTIVE                     FUNDS         FUNDS
--------------------------------------------------------------------------------------------------


B.  National Municipal Bond      Invest primarily in the bonds of
    Funds  ($14.3)               various municipal issuers in the
                                 U.S.  These funds seek high current
                                 income free from federal tax.
--------------------------------------------------------------------------------------------------
    1. National Municipal Bond   Invest primarily in municipal bonds
       Funds: general            with an average maturity of more
                                 than five years or no specific
                                 stated maturity.                           4             0
--------------------------------------------------------------------------------------------------

V.  MONEY MARKET FUNDS ($4.6)
--------------------------------------------------------------------------------------------------
A.  Taxable Money Market         Invest in short-term, high-grade
    Funds  ($3.7)                money market securities and must
                                 have average maturity of 90 days or
                                 less.  These funds seek the highest
                                 level of income consistent with
                                 preservation of capital (i.e.
                                 maintaining a stable share price).
--------------------------------------------------------------------------------------------------
    1. Taxable Money Market      Invest primarily in U.S. Treasury
       Funds: government         obligations and other financial
                                 instruments issued or guaranteed by
                                 the U.S. Government, its agencies
                                 or its instrumentalities.                  2             0
--------------------------------------------------------------------------------------------------
    2. Taxable Money Market      Invest in a variety of money market
       Funds: non-government     instruments, including certificates
                                 of deposit from large banks,
                                 commercial paper and bankers'              5             1
                                 acceptances.
--------------------------------------------------------------------------------------------------
B.  Tax Exempt Money Market      Invest in short-term municipal
    Funds ($0.9)                 securities and must have average
                                 maturities of 90 days or less.
                                 These funds seek the highest level
                                 of income - free from federal and,
                                 in some cases, state and local taxes -
                                 consistent with preservation of capital.
--------------------------------------------------------------------------------------------------
    1. National Tax-Exempt       Invest primarily in short-term
       Money Market Funds        securities of various U.S.                 1             0
                                 municipal issuers.
--------------------------------------------------------------------------------------------------
    2. State Tax-Exempt Money    Invest primarily in short-term
       Market Funds              securities of municipal issuers in
                                 a single state to achieve the
                                 highest level of tax-free income           2             0
                                 for residents of that state.
--------------------------------------------------------------------------------------------------


                                       17
--------------------------------------------------------------------------------

The following table sets forth the types of our non-U.S. open-end mutual funds as of September 30, 2001 and is categorized by investment objectives and sales region. /1/


                                 NON-U.S. OPEN-END MUTUAL FUNDS

           CATEGORY
 (and approximate assets under                                           NO. OF MUTUAL
    management, in billions                                                FUNDS BY
   as of September 30, 2001)     INVESTMENT OBJECTIVE                    SALES REGION
--------------------------------------------------------------------------------------------------
I.  EQUITY FUNDS ($14.4)
--------------------------------------------------------------------------------------------------
A.  Global Equity/International  Invest in equity securities of        Asia Pacific:       12
    ($13.5)                      companies traded worldwide,           Canada:             17
                                 including foreign and U.S.            UK/Europe:          26
                                 companies.
--------------------------------------------------------------------------------------------------
B.  Domestic (U.S.) Equity       Invest in equity securities of U.S.   Canada:              6
    ($0.9)                       companies.                            UK/Europe:           7

--------------------------------------------------------------------------------------------------

II.  FIXED INCOME FUNDS
     ($3.5)
--------------------------------------------------------------------------------------------------
A.  Global Fixed Income ($1.8)   Invest worldwide in debt securities   Asia Pacific:        6
                                 offered by foreign companies and      Canada:              2
                                 governments.  These funds may         UK/Europe:           7
                                 invest assets in debt securities
                                 offered by companies located in the
                                 U.S.
--------------------------------------------------------------------------------------------------
B.  Domestic Fixed Income        Invest in debt securities offered     UK/Europe:           3
    ($1.7)                       by U.S. companies and the U.S.
                                 government and/or municipalities
                                 located in the U.S.
--------------------------------------------------------------------------------------------------

III.  HYBRID FUNDS ($0.4)        May invest in a mix of global         Asia Pacific:        4
                                 equity, fixed-income securities and   Canada:              4
                                 derivative instruments.               UK/Europe:           2
--------------------------------------------------------------------------------------------------

IV. TAXABLE MONEY                Invest in a variety of money market   Asia Pacific:        1
    FUNDS ($1.0)                 securities offered by large banks,    Canada:              3
                                 U.S. Treasury obligations and other   UK/Europe:           2
                                 financial instruments issued or
                                 guaranteed by the U.S. Government,
                                 its agencies or its
                                 instrumentalities.
--------------------------------------------------------------------------------------------------


h. Fund Introductions, Mergers and Liquidations
   --------------------------------------------

From time to time, as market conditions or investor demand warrants, we introduce new funds, merge existing funds or liquidate existing funds. During the fiscal year ended September 30, 2001, we added and introduced a number of funds both within the U.S. and internationally.

In the U.S., we expanded our product line by launching a number of new funds or series of funds. We also added a family of mutual funds through our acquisition of Fiduciary.

Internationally, through our indirect wholly-owned investment management and advisory subsidiaries and joint ventures, we expanded our business in and launched new funds and investment products to target country specific markets. For example, in Korea, we leveraged our status as the first completely foreign owned investment trust management company and were able to expand our distribution channels to retail banks, securities companies and the institutional market in that region. In other parts of Asia, including Hong Kong, India and Japan, we launched new funds and introduced various sponsored investment products. In Canada, we added, among others, a series of funds known as the Tax Class Funds and added the Bissett family of funds through our acquisition

---------------------------------------
/1/  Does not  include  the  Fiduciary  Trust  Global  Funds  nor the  Fiduciary
     Emerging Markets Bond Fund. For purposes of this table, we consider the sales region to be where a fund is based and primarily sold and not necessarily the region where a particular fund is invested. Many funds are also distributed across different sales regions (e.g. SICAV funds are based, primarily sold in and therefore considered to be within the U.K./Europe sales region, although distributed in the Asia Pacific sales region), but are only designated a single sales region in the table.



                                       18
--------------------------------------------------------------------------------
of Bissett. Europe was another region where our business continued to expand. We introduced funds in, among other regions, France (e.g. the Fund of funds), Ireland (e.g. the Franklin Floating Rate Fund) and South Africa; we also added an additional series of our SICAV funds. Through our acquisition of Fiduciary we added certain funds under an umbrella unit trust organized in Ireland, which are registered in the United Kingdom, Germany, Sweden and Switzerland.

During the fiscal year ended September 30, 2001, the following fund mergers and liquidations took place: 1 variable annuity fund matured and was terminated; 1 variable annuity fund was terminated and transferred its assets to another variable annuity fund; 4 Templeton mutual funds merged into a single Templeton fund; and 1 Franklin fund merged into another Franklin fund.

                            Banking/Finance Operations
                            --------------------------

Our secondary business segment is banking/finance, which offers select retail, consumer, private banking and credit related services.

Our subsidiary, Fiduciary, is a New York state chartered bank and provides private banking services primarily to high net worth clients who maintain trust, custody and or investment management accounts with Fiduciary. Fiduciary's private banking and credit products include, among others, loans secured by marketable securities, foreign exchange services, deposit accounts and other credit services. As discussed in Types of Investment Management and Related Services, Fiduciary also offers investment management, trust and estate, custody and related services to institutional accounts and high net worth individual and families.

Franklin Capital Corporation ("FCC") is a subsidiary of FRI formed to expand Franklin Templeton Investments' lending activities related primarily to the purchase, securitization and servicing of retail installment sales contracts ("automobile contracts") originated by independent automobile dealerships. FCC, headquartered in Utah, conducts its business primarily in the Western region of the United States and is a finance company organized and licensed under the laws of Utah. As of September 30, 2001, FCC's total assets included $289.8 million of outstanding automobile contracts. During fiscal 2001, FCC securitized approximately $142.5 million of automobile contract receivables for which it maintains servicing rights. FCC continues to service $211 million of receivables that have been securitized to date. See Note 4 in the Notes to the Financial Statements.

Our securitized consumer receivables business is subject to marketplace fluctuation and competes with businesses with significantly larger portfolios. Auto loan and credit card portfolio losses can be influenced significantly by trends in the economy and credit markets which reduce borrowers' ability to repay loans. A more detailed analysis of the financial effects of loan losses and delinquency rates in Franklin Templeton Investments' consumer lending and dealer auto loan business, as well as the funding of this activity, is contained in Note 4 in the Notes to the Financial Statements.

Franklin Templeton Bank & Trust, F.S.B. ("FTB&T"), a subsidiary of FRI, with total assets of $122.3 million, as of September 30, 2001, provides FDIC insured deposit accounts and general consumer loan products such as credit card loans and auto loans. FTB&T (formerly known as Franklin Bank) became chartered as a federal savings bank on May 1, 2000 when the Office of Thrift Supervision approved FTB&T's application to convert from a California state banking charter to a Federal thrift charter. Immediately following the conversion of FTB&T's state charter to a federal thrift charter, Franklin Templeton Trust Company, a California chartered trust company, was merged into FTB&T and continues to perform its prior activities as a division of FTB&T.

Our other banking subsidiaries include, FTI-Banque Fiduciary Trust, a Swiss bank based in Geneva, Switzerland, which provides an array of private banking trust and investment services to clients outside of the United States, and FTCI (Cayman) Ltd., a licensed bank and trust company in the Cayman Islands.

IV. Regulatory Considerations
    -------------------------

Virtually all aspects of Franklin Templeton Investments' businesses, including those conducted through our various subsidiaries, are subject to various federal, state, and foreign regulation, and supervision. Domestically, Franklin Templeton Investments is subject to regulation and supervision by, among others, the SEC, the National

                                       19
--------------------------------------------------------------------------------

Association of Securities Dealers ("NASD"), the Federal Reserve Board, the Federal Deposit Insurance Corporation ("FDIC"), the Office of Thrift Supervision and the New York State Banking Department. Globally, we are subject to regulation and supervision by, among others, the Ontario and Alberta Securities Commissions in Canada, the Monetary Authority of Singapore, the Investment Management Regulatory Organization in the United Kingdom, the Central Bank of Ireland, the Securities and Futures Commission of Hong Kong, the Korean Ministry of Finance and Economy and the Financial Supervisory Commission in Korea and the Securities Exchange Board of India. The Investment Advisers Act imposes numerous obligations on our subsidiaries, which are registered as investment advisers, including record keeping, operating and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. The Investment Company Act imposes similar obligations on our subsidiaries that are registered as investment companies. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act and the Investment Company Act, ranging from fines and censure to termination of an investment adviser's registration.

Since 1993, the NASD Conduct Rules have limited the amount of aggregate sales charges which may be paid in connection with the purchase and holding of investment company shares sold through brokers. The effect of the rule might be to limit the amount of fees that could be paid pursuant to a fund's 12b-1 Plan to Distributors, a subsidiary of FRI that earns underwriting commissions on the distribution of fund shares. Such limitations would apply in a situation where a fund has no, or limited, new sales for a prolonged period of time. None of the Franklin Templeton mutual funds are in, or close to, that situation at the present time.

Following the acquisition of Fiduciary, in fiscal 2001, Franklin Resources, Inc. became a bank holding company subject to supervision and regulation by the Federal Reserve Board ("FRB") and a financial holding company under the BHC Act. Pursuant to the GLB Act, which became effective on March 11, 2000, Franklin Templeton Investments, as a qualifying bank holding company, was permitted to become a financial holding company, and thereby affiliate with a far broader range of financial companies than had previously been permitted for bank holding companies. Permitted affiliates include securities brokers, underwriters and dealers, investment managers, mutual fund distributors, insurance companies and companies engaged in other activities that are "financial in nature or incidental thereto" or "complementary" to a financial activity. The FRB has issued interim rules specifying that organizing, sponsoring, and managing a mutual fund are activities that are permissible for financial holding companies under certain guidelines. A bank holding company may elect to become a financial holding company if, as in the case of Franklin Templeton Investments, each of its subsidiary banks and other depository institution subsidiaries is well capitalized, is well managed and has at least a "satisfactory" rating under the Community Reinvestment Act (the "CRA").

The FRB may impose limitations, restrictions, or prohibitions on the activities or acquisitions of a financial holding company if the FRB believes that the Company does not have the appropriate financial and managerial resources to commence or conduct an activity, make an acquisition, or retain ownership of a company. The GLB Act establishes the FRB as the umbrella supervisor for financial holding companies and adopts an administrative approach to regulation that requires the FRB to defer to the actions and requirements of the U.S. "functional" regulators of subsidiary broker/dealers, investment advisers, investment companies, insurance companies, and other regulated non-depository institutions.

FRB policy provides that, as a matter of prudent banking, a bank holding company generally should not pay dividends unless its net income is sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the capital needs, asset quality and overall financial condition of the holding company and its bank and thrift institution subsidiaries. As we are a bank holding company, this policy may be applied to us even though we are also a financial holding company.

Almost every aspect of the operations and financial condition of our banking and thrift subsidiaries are subject to extensive regulation and supervision and to various requirements and restrictions under Federal and state law, including requirements governing capital adequacy, management practices, liquidity, branching, earnings, loans, dividends, investments, reserves against deposits, and the provision of services. Under Federal law, a depository institution is prohibited from paying a dividend if the depository institution would thereafter be "undercapitalized" as determined by the Federal bank regulatory agencies. The relevant Federal banking regulatory agencies,

                                       20
--------------------------------------------------------------------------------
and the state banking regulatory agencies, also have authority to prohibit a bank or a bank holding company from engaging in what, in the opinion of the regulatory body, constitutes an unsafe or unsound practice.

Each of our banking subsidiaries is subject to restrictions under Federal law that limit transactions with Franklin Templeton Investments and its non-bank subsidiaries, including loans and other extensions of credit, investments or asset purchases. These and various other transactions, including any payment of money to Franklin Templeton Investments, must be on terms and conditions that are, or in good faith would be, offered to companies that are not affiliated with Franklin Templeton Investments.

Federal banking agencies are required to take prompt supervisory and regulatory actions with respect to institutions that do not meet minimum capital standards. There are five defined capital tiers, the highest of which is "well capitalized." A depository institution is generally prohibited from making capital distributions, including paying dividends, or paying management fees to a holding company if the institution would thereafter be undercapitalized. Undercapitalized institutions may not accept, renew or roll over brokered deposits. To remain a financial holding company, each company's banking subsidiaries must be well capitalized and well managed. As of September 30, 2001, our bank and thrift subsidiaries continued to be considered "well capitalized" and "well managed". See "Management's Discussion and Analysis of Financial Condition".

The FRB has adopted various capital guidelines for bank holding companies. The GLB Act authorizes the FRB to establish consolidated capital requirements for financial holding companies. The GLB Act prohibits the FRB from imposing capital requirements on functionally regulated non-bank subsidiaries of a financial holding company, such as broker/dealers and investment advisers. The FRB has not published consolidated capital requirements specific to financial holding companies, but may do so in the future.

The Federal banking agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties and appoint a conservator or receiver. Failure to comply with applicable laws, regulations and supervisory agreements could subject Franklin Templeton Investments, our thrift and banking subsidiaries, as well as officers, directors and other so-called "institution-affiliated parties" of these organizations, to administrative sanctions and potentially substantial civil money penalties. In addition, the appropriate Federal banking agency may appoint the FDIC as conservator or receiver for a banking institution, or the FDIC may appoint itself if any one or more of a number of circumstances exist.

V. Competition
   -----------

The financial services industry is highly competitive and has increasingly become a global industry. There are approximately 8,300 open-end investment companies of varying sizes, investment policies and objectives whose shares are being offered to the public in the United States. Due to our international presence and varied product mix, it is difficult to assess our market position relative to other investment managers on a worldwide basis, but we believe that we are one of the more widely diversified investment managers in the United States. We believe that our equity and fixed-income asset mix coupled with our global presence will serve our competitive needs well over the long term. We continue to focus on service to customers, performance of investment products and extensive marketing activities with our strong broker/dealer and other financial institution distribution network.

We face strong competition from numerous investment management, stock brokerage and investment banking firms, insurance companies, banks, savings and loan associations and other financial institutions which also offer a wide range of financial services. In recent years, there has been a trend of consolidation in the financial services industry, resulting in stronger competitors with greater financial resources than us.

Although we rely largely on intermediaries to sell and distribute Franklin Templeton mutual fund shares, many of these intermediaries also have mutual funds under their own names that compete directly with our products. The banking industry also continues to expand its sponsorship of proprietary funds. These intermediaries could decide to limit or restrict the sale of our fund shares, which could lower our future sales and cause our revenues to decline. We have and continue to pursue sales relationships with all types of intermediaries to broaden our distribution network.

                                       21
--------------------------------------------------------------------------------

We are currently expanding our Internet e-business to compete with the rapidly developing and evolving capabilities being offered with this technology. Together with several large financial services companies, we recently made a capital investment in the development of an industry-wide Internet portal, known as advisorcentral.com, which is designed to provide our customers, including brokers, dealers and investment advisors, to view their clients' holdings using one log-in ID. It is not currently possible to predict the effect of the Internet on Franklin Templeton Investments or on the financial services industry overall.

As investor interest in the mutual fund industry has increased, competitive pressures have increased on sales charges of broker/dealer distributed funds. We believe that, although this trend will continue, a significant portion of the investing public still relies on the services of the broker/dealer or financial adviser community, particularly during weaker market conditions. We have experienced increased demand for payments to its distribution channels and anticipates that this trend will continue.

We believe that we are well positioned to deal with changes in marketing trends as a result of our already extensive advertising activities and broad based marketplace recognition. Franklin Templeton Investments does significant advertising and conducts sales promotions through various media sources to promote brand recognition. We advertise in major national financial publications, as well as on radio and television to promote brand name recognition and to assist its distribution network. Such activities included purchasing network and cable programming, sponsorship of sporting events, such as the "Franklin Templeton Shoot-Out", sponsorship of The Nightly Business Report on public television, and extensive newspaper and magazine advertising.

Diverse and strong competition affects the banking/finance segment of our business as well, and limits the fees for our services. For example, in the banking segment we compete with many types of institutions for consumer loans, including the finance subsidiaries of large automobile manufacturers, which limits the interest rates that we can charge on consumer loans.

VI. Financial Information About Industry Segments
    ---------------------------------------------

Information on Franklin Templeton Investments' operations in various geographic areas of the world and a breakout of business segment information is contained in Note 7 in the Notes to the Financial Statements.

VII. Intellectual Property
     ---------------------

We have used, registered, and/or applied to register certain trademarks and service marks to distinguish our sponsored investment products and services from those of our competitors in the United States and in foreign countries and jurisdictions, including Franklin(R), Templeton(R), Bissett(R), Mutual Series(R), and FiduciaryTM. We enforce our trademark, service mark and trade name rights in the United States and abroad.

VIII. Employees
      ---------

As of September 30, 2001, we employed approximately 6,800 employees at our offices located in 29 countries. We consider our relations with our employees to be satisfactory.

ITEM 2.  PROPERTIES

We conduct our worldwide operations using a combination of leased and owned facilities. While we believe we have sufficient facilities to conduct business during fiscal 2002, we will continue to lease, acquire and dispose of facilities throughout the world as necessary.

We lease space domestically in California, Delaware, Florida, New Jersey, New York, Utah and the District of Columbia, and internationally in Abu Dhabi, Australia, Belgium, Brazil, Canada, England, France, Germany, Holland, Hong Kong, India, Italy, Japan, Korea, Luxembourg, Poland, Russia, Scotland, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan, Turkey and Venezuela. As of September 30, 2001, we leased and occupied approximately 1.33 million square feet of leased space. We also subleased to third parties a total of 345,503 square feet of space.

                                       22
--------------------------------------------------------------------------------

In addition, Franklin Templeton Investments owns 7 buildings near Sacramento, California, as well as 6 buildings in St. Petersburg, Florida, 2 buildings in Nassau, Bahamas, as well as space in office buildings in Argentina, China and Singapore. The buildings we own consist of approximately 1.29 million square feet. Since we operate on a unified basis, corporate activities, fund related activities, accounting operations, sales, real estate and banking operations, auto loans and credit cards, management information system activities, publishing and printing operations, shareholder service operations and other business activities and operations take place in a variety of such locations. In fiscal 2001 we sold one of our buildings located in St. Petersburg, Florida for $4.1 million.

We had previously entered into a series of agreements to finance the construction of our new corporate headquarters on a 32-acre site in San Mateo, California. An owner-lessor trust was set up to finance the construction and lease the completed facility. The construction was substantially completed and we moved into our new headquarters in fiscal 2001. We have entered into an operating lease for our new corporate headquarters and in connection with this lease, we are contingently liable under residual guarantees for approximately $145 million, representing approximately 85% of the total construction costs of $170 million. The lease includes renewal options that can be exercised at the end of the initial lease period, and purchase options that can be exercised prior to the expiration of the lease term.

ITEM 3.  LEGAL PROCEEDINGS

We previously reported that three individual plaintiffs, James C. Roumell, Michael J. Wetta and Richard Waksman, filed a consolidated complaint in the U.S. District Court for the Southern District of Florida against Templeton Vietnam Opportunities Fund, Inc. (now known as Templeton Vietnam and Southeast Asia Fund, Inc.); Templeton Asset Management, Ltd., an indirect wholly-owned subsidiary of FRI and the investment manager of the closed-end investment company; certain of the fund's officers and directors; FRI; and Templeton Worldwide, Inc., an FRI subsidiary (Civil Action No. 98-6059). On November 15, 2001, the Court preliminarily approved a settlement entered into among the parties. Under the terms of the settlement agreement, the plaintiffs and defendants agreed to resolve all claims for $6.5 million, including plaintiff's attorneys fees and costs of administering the proposed settlement, of which a minimum of $2 million will be paid to the Fund.

We also previously reported that on June 22, 2001 plaintiffs Richard Nelson and Dorothy Nelson filed a First Amended complaint captioned Richard Nelson, et. al.
v. AIM Advisors, Inc. et. al. in the United States District Court of the Southern District of Illinois, Case Number 01-282-DRH, which added additional plaintiffs and named as defendants advisory and distribution entities from 25 different mutual fund complexes, including Franklin Advisers, Inc. and Franklin/Templeton Distributors, Inc., both wholly-owned subsidiaries of FRI and Templeton Global Advisors Limited, an indirect wholly-owned subsidiary of FRI (collectively, the "Franklin Defendants"). On September 17, 2001, the plaintiffs filed a Second Amended Complaint, which dismissed certain previously named defendants. The Second Amended Complaint alleges, among other things, violations of the Investment Company Act of 1940 with respect to distribution and advisory contracts of funds advised or distributed by the defendants, including the Franklin Defendants. The plaintiffs are seeking actual and punitive damages, as well as equitable and other relief. Management believes this lawsuit is without merit and intends to vigorously defend the action.

Other than as stated above, there have been no material developments in the above referenced litigation. We are involved from time to time in litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect our business or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders.

                                       23
--------------------------------------------------------------------------------

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information About Franklin Templeton Investments' Common Stock
--------------------------------------------------------------

FRI's common stock is traded on the New York Stock Exchange ("NYSE"), the Pacific Exchange under the ticker symbol BEN, and the London Stock Exchange under the ticker symbol FKR. On September 30, 2001, the closing price of FRI's common stock on the NYSE was $34.67 per share. At November 28, 2001, there were approximately 5,050 shareholders of record. Based on nominee solicitation, we believe that there are approximately 27,800 beneficial shareholders whose shares are held in street name.

The following table sets forth the high and low sales prices for FRI's common stock on the NYSE.

                             2001 Fiscal Year            2000 Fiscal Year
                             ----------------            ----------------
Quarter                      High           Low          High           Low
--------------------------------------------------------------------------------
October-December            $45.50        $34.00        $35.00        $27.44
January-March               $48.30        $34.20        $39.19        $24.63
April-June                  $47.40        $36.05        $36.25        $28.19
July-September              $46.07        $31.65        $45.63        $30.00

Franklin Templeton Investments declared dividends of $0.26 per share in fiscal 2001 and $0.24 per share in fiscal 2000. Franklin Templeton Investments expects to continue paying dividends on a quarterly basis to common stockholders depending upon earnings and other relevant factors.


ITEM 6.  SELECTED FINANCIAL DATA


FINANCIAL HIGHLIGHTS
(in millions, except assets under management, per share amounts and employee headcount)

AS OF AND FOR THE
YEARS ENDED SEPTEMBER 30,              2001        2000        1999        1998       1997
------------------------------------------------------------------------------------------

SUMMARY OF OPERATIONS
  Operating Revenues               $2,354.8    $2,340.1    $2,262.5    $2,577.3   $2,163.3
  Net Income                          484.7       562.1       426.7       500.5      434.1

FINANCIAL DATA
  Total Assets                      6,265.7     4,042.4     3,666.8     3,480.0    3,095.2
  Long-Term Debt                      566.0       294.1       294.3       494.5      493.2
  Stockholders' Equity              3,977.9     2,965.5     2,657.0     2,280.8    1,854.2
  Operating Cash Flow                 553.2       701.7       584.5       693.7      428.5

ASSETS UNDER MANAGEMENT (in billions)
    Period Ending                     246.4       229.9       218.1       208.6      226.0
    Simple Monthly Average            243.4       227.7       219.8       226.9      192.0

PER COMMON SHARE
  Earnings
    Basic                              1.92        2.28        1.69        1.98       1.72
    Diluted                            1.91        2.28        1.69        1.98       1.71
  Cash Dividends                       0.26        0.24        0.22        0.20       0.17
  Book Value                          15.25       12.17       10.59        9.06       7.36

EMPLOYEE HEADCOUNT                    6,868       6,489       6,650       8,678      6,441

                                       24
--------------------------------------------------------------------------------

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

GENERAL

The majority of our operating revenues, operating expenses and net income are derived from providing investment advisory and related services to retail mutual funds, institutional, high net-worth and private accounts, and other investment products. This is our primary business activity and operating segment. The mutual funds and other products that we advise, collectively called our sponsored investment products, are distributed to the public globally via five distinct names:

*  Franklin
*  Templeton
*  Mutual Series
*  Bissett
*  Fiduciary

Our sponsored investment products include a broad range of domestic and global/international equity, balanced, fixed-income, sector and money market mutual funds, as well as other investment products that meet a wide variety of specific investment needs of individuals and institutions.

In fiscal 2001, we broadened our product lines with funds currently offered by two companies. In October 2000, the acquisition of Bissett and Associates Investment Management Ltd. ("Bissett"), added 12 funds to our Canadian product line, primarily in the balanced and growth asset classes. It also brought a number of institutional and private clients to the group. In April 2001, we completed the acquisition of Fiduciary Trust Company International ("Fiduciary"), a global investment management organization providing services to institutions and private clients through its bank and trust charters.

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

Our secondary business activity and operating segment is banking/finance. Our banking/finance group offers selected retail-banking services to high net-worth individuals and corporations and consumer lending.

At September 30, 2001, we employed over 6,800 people in 29 countries, serving customers on six different continents.


                                       25
--------------------------------------------------------------------------------


ASSETS UNDER MANAGEMENT

(in billions)

                                                                          2001       2000
AS OF SEPTEMBER 30,                       2001      2000      1999     vs 2000    vs 1999
------------------------------------------------------------------------------------------

EQUITY
  Global/international                   $80.2     $97.6     $96.8       (18)%         1%
  Domestic (U.S.)                         44.5      53.9      37.6       (17)%        43%
  TOTAL EQUITY                           124.7     151.5     134.4       (18)%        13%
------------------------------------------------------------------------------------------
HYBRID                                    36.1       9.3      10.2        288%       (9)%
FIXED-INCOME
  Tax-free                                48.4      44.0      48.2         10%       (9)%
  Taxable
    Domestic                              24.4      15.6      15.8         56%       (1)%
    Global/international                   7.2       4.2       3.9         71%         8%
  TOTAL FIXED-INCOME                      80.0      63.8      67.9         25%       (6)%
------------------------------------------------------------------------------------------
MONEY                                      5.6       5.3       5.6          6%       (5)%
------------------------------------------------------------------------------------------
  TOTAL                                 $246.4    $229.9    $218.1          7%         5%
------------------------------------------------------------------------------------------
Simple monthly average for the year /1/ $243.4    $227.7    $219.8          7%         4%


---------------------------------------
/1/  Investment  management  fees from  approximately  45% of our  assets  under management at September 30, 2001 are calculated using daily average assets under management.


Our assets under management at the end of fiscal 2001 were $246.4 billion, 7% higher than the prior fiscal year end. The simple monthly average value of these assets during fiscal 2001 was $243.4 billion as compared to $227.7 billion in fiscal 2000, a 7% increase. The change in simple monthly average assets under management is generally more indicative of investment management fee revenue trends than the period end change year over year.

The following table shows the relative composition of assets under management.


AS OF SEPTEMBER 30,                                  2001        2000       1999
--------------------------------------------------------------------------------
PERCENTAGE OF TOTAL ASSETS UNDER MANAGEMENT
Equity                                                51%         66%        61%
Fixed income                                          32%         28%        31%
Hybrid                                                15%          4%         5%
Money                                                  2%          2%         3%
--------------------------------------------------------------------------------
Total                                                100%        100%       100%

The change in the composition of assets under management was largely due to the inclusion of the Fiduciary assets under management in fiscal 2001 and the market depreciation in equity assets. Approximately 64% of Fiduciary's assets under management were classified as hybrid assets at the time of acquisition in April 2001. This change in mix had the additional effect of lowering our effective fee rate on assets managed as a greater percentage of assets under management are in the fixed income and hybrid categories which generally carry a lower management fee than equity assets.




                                       26
--------------------------------------------------------------------------------

The change in our assets under management was as follows.


(in billions)                                                             2001       2000
YEAR ENDED SEPTEMBER 30,                  2001      2000      1999     vs 2000    vs 1999
-----------------------------------------------------------------------------------------
Beginning assets under management       $229.9    $218.1    $208.6          5%         5%
Sales                                     58.5      51.7      41.8         13%        24%
Reinvested dividends                       9.0       8.7       3.9          3%       123%
Redemptions                              (58.6)    (62.8)    (59.5)       (7)%         6%
Acquisitions                              49.5       1.5       -        3,200%       100%
(Depreciation) appreciation              (41.9)     12.7      23.3         N/A      (45)%
-----------------------------------------------------------------------------------------
Ending assets under management          $246.4    $229.9    $218.1          7%         5%



The acquisitions of Bissett in October 2000 and Fiduciary in April 2001 increased our assets under management by $3.7 and $45.8 billion, respectively. During fiscal 2001, our sponsored investment products experienced overall net cash inflows, including reinvested dividends, in contrast to the net cash outflows experienced in fiscal 2000 and 1999. Gross product sales increased 13% while redemptions decreased 7%. We experienced sales increases in the fixed income, hybrid, and money market products which more than offset a decline in equity product sales. The chart below summarizes changes in assets by product class.



(in billions)
                                        Global/    Domestic   Hybrid    Tax-free    Taxable    Money    Total
YEAR ENDED SEPTEMBER 30, 2001     international      equity               income      fixed    funds
                                         equity                                      income
--------------------------------------------------------------------------------------------------------------

Beginning assets under                    $97.6       $53.9     $9.3       $44.0      $19.8     $5.3   $229.9
management
Sales                                      18.5        12.9      1.8         5.4        7.9     12.0     58.5
Reinvested dividends                        3.8         2.4      0.5         1.2        0.7      0.4      9.0
Redemptions                              (23.3)       (9.7)    (1.9)       (4.5)      (6.2)   (13.0)   (58.6)
Acquisitions                                5.4         3.7     30.2         0.1       10.1        -     49.5
(Depreciation)                           (21.8)      (18.7)    (3.8)        2.2       (0.7)      0.9   (41.9)
appreciation
--------------------------------------------------------------------------------------------------------------
Ending assets under
management                                $80.2       $44.5    $36.1       $48.4      $31.6     $5.6   $246.4

                                        Global/    Domestic   Hybrid    Tax-free    Taxable    Money    Total
YEAR ENDED SEPTEMBER 30, 2000     international      equity               income      fixed    funds
                                         equity                                      income
--------------------------------------------------------------------------------------------------------------

Beginning assets under                    $96.8       $37.6    $10.2       $48.2      $19.7     $5.6   $218.1
management
Sales                                      21.0        15.3      0.7         3.1        4.9      6.7     51.7
Reinvested dividends                        3.1         2.9      0.5         1.2        0.6      0.4      8.7
Redemptions                              (27.8)      (12.5)    (2.3)       (7.4)      (4.6)    (8.2)   (62.8)
Acquisitions                                  -           -        -           -        0.7      0.8      1.5
Appreciation                                4.5        10.6      0.2       (1.1)      (1.5)        -     12.7
(depreciation)
--------------------------------------------------------------------------------------------------------------
Ending assets under
management                                $97.6       $53.9     $9.3       $44.0      $19.8     $5.3   $229.9


Despite a relative improvement in the investment performance of our sponsored investment products, we experienced market depreciation in fiscal 2001, mainly in the final quarter of the year, as a result of an overall decline in domestic and global equity markets. The market depreciation led to the decline in assets under management absent the addition of the Bissett and Fiduciary acquisitions. In fiscal 2000 and fiscal 1999, net outflows were offset by market appreciation thereby allowing our ending assets under management to grow by 5% in both years.

                                       27
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

The table below presents the highlights of our operations for the last three fiscal years.

(in millions except per share amounts)

                                                                           2001        2000
                                           2001       2000      1999    vs 2000     vs 1999
-------------------------------------------------------------------------------------------------

NET INCOME                                $484.7     $562.1    $426.7     (14%)         32%
EARNINGS PER COMMON SHARE
  Basic                                   $1.92      $2.28     $1.69      (16%)         35%
  Diluted                                 $1.91      $2.28     $1.69      (16%)         35%
  Without restructuring charge            $1.91      $2.28     $1.86      (16%)         23%
OPERATING MARGIN
  As reported                             22%        28%       24%            -           -
  Without restructuring charge            22%        28%       26%            -           -
EBITDA MARGIN /1/
  As reported                             33%        36%       30%            -           -
  Without restructuring charge            33%        36%       33%            -           -


/1/ EBITDA margin is earnings before interest, taxes on income, depreciation and the amortization of intangibles divided by total revenues.

Net income and diluted earnings per share decreased by 14% and 16% respectively in fiscal 2001. Slightly higher revenue and investment income this fiscal year over the prior fiscal year were offset by higher operating expenses resulting from cost increases in distribution, compensation and benefits, information systems, technology and occupancy, advertising and intangibles amortization. Earnings per share in fiscal 2001 decreased 16% from the prior year primarily due to decreased net income and an increase in the number of the company's shares outstanding, primarily resulting from the Fiduciary acquisition which was paid for through the issuance of company stock. Net income and diluted earnings per share for fiscal 2000 increased by 32% and 35%, respectively, principally as a result of increased investment management fee revenue from increased average assets under management, higher investment income, and lower operating costs driven predominantly from the restructuring charge taken in fiscal 1999.

The table below presents the percentage change in each category between fiscal 2001 and fiscal 2000 and between fiscal 2000 and fiscal 1999.


OPERATING REVENUES
                                        2001      2000   AS A PERCENTAGE OF TOTAL REVENUES
                                     vs 2000   vs 1999        2001    2000     1999
------------------------------------------------------------------------------------------

Investment management fees                1%        4%         60%     60%      59%
Underwriting and distribution fees         -      (1)%         30%     30%      32%
Shareholder servicing fees              (6)%       14%          8%      9%       8%
Other, net                               90%       12%          2%      1%       1%
------------------------------------------------------------------------------------------
TOTAL OPERATING REVENUES                  1%        3%        100%    100%     100%
------------------------------------------------------------------------------------------


SUMMARY

In fiscal 2001, total operating revenues increased 1% over the prior year. The acquisition of Fiduciary in April provided higher investment management fees from higher average assets under management, despite lower effective fee rates resulting from the change in the mix of assets under management, and increased banking revenues included in other, net. These increases were offset by a decrease in shareholder servicing revenue, resulting from a decline

                                       28
--------------------------------------------------------------------------------
in shareholder billable accounts year over year. In fiscal 2000, total operating revenues increased 3% due primarily to increased simple monthly average assets under management and shareholder servicing fee increases.

INVESTMENT MANAGEMENT FEES

Investment management fees, accounting for 60% of our operating revenues in fiscal 2001, include both investment advisory and business management fees. These fees are generally calculated under contractual arrangements with our sponsored investment products as a percentage of the market value of assets under management. Annual rates vary by product, region and investment objective and, in certain instances, decline as the average net assets of the individual portfolios exceed certain threshold levels. In return for these fees, we provide investment advisory, administrative and other management services.

Investment management fees increased 1% in fiscal 2001, primarily due to the Fiduciary acquisition, which increased the simple monthly average assets under management in the latter half of the fiscal year. This increase was partially offset by a shift in our asset mix toward lower management fee fixed-income and hybrid investment products. This shift toward fixed-income and hybrid investment products led to a decrease in our effective investment management fee rate (investment management fees divided by simple monthly average assets under management) in fiscal 2001. The effective investment management fee rate declined to 0.58% for the 2001 fiscal year compared to 0.61% in fiscal 2000. In the latest quarter, the effective fee rate reflects the full impact of the current change in asset mix and was calculated as 0.55%. In fiscal 2000, investment management fees increased 4%, primarily due to 4% higher simple monthly average assets under management.

UNDERWRITING AND DISTRIBUTION FEES

Underwriting commissions are earned from the sale of certain classes of sponsored investment products that have a sales commission paid at the time of purchase. Distribution fees are paid by our sponsored investment products in return for sales, marketing and distribution efforts on their behalf. While other contractual arrangements exist in other locations, in the United States, distribution fees include 12b-1 plan fees, which are subject to maximum pay-out levels based upon a percentage of the assets in each fund. A significant portion of underwriting commissions and distribution fees are paid to the brokers and other intermediaries who sell our sponsored investment products to the investing public on our behalf. See the description of underwriting and distribution expenses below.

Overall, underwriting and distribution fees remained constant in fiscal 2001, despite a 13% increase in product sales. Sales at reduced or zero commissions are offered on certain classes of shares and for sales to shareholders or intermediaries that exceed specified minimum amounts. Thus, as the mix of sales change, so will our commission revenue. Commission revenues remained constant with the prior year due to a greater percentage of sales at no or lower commission levels offsetting the sales increase in fiscal 2001. Distribution fees also remained consistent with the prior fiscal year as the increase in simple average assets under management was largely caused by the Fiduciary acquisition. The Fiduciary assets under management are not subject to distribution fees; therefore, these assets did not affect distribution fee income as would be expected with a year over year increase in average assets under management. We experienced similar trends in fiscal 2000 where underwriting and distribution fees decreased 1% in fiscal 2000, despite a 24% increase in product sales.

SHAREHOLDER SERVICING FEES

Shareholder servicing fees are generally fixed charges per shareholder account that vary with the particular type of fund and the service being rendered, although some funds are charged fees based on the level of assets under management. Fees are received as compensation for providing transfer agency services which include providing customer statements, transaction processing, customer service and tax reporting. In the U.S., transfer agency services agreements provide that closed accounts in a given calendar year remain billable through the second quarter of the following calendar year at a reduced rate. In Canada, the agreements provide that accounts closed in the previous calendar year remain billable for four months after the end of the calendar year.
Accordingly, the level of fees will vary with the split of total billable accounts between open and closed accounts, the date on which accounts are no longer billable, and the growth in new accounts.

                                       29
--------------------------------------------------------------------------------

Shareholder servicing fees decreased 6% during fiscal 2001 as a result of a decrease in the total number of billable accounts. In fiscal 2000, shareholder servicing fees increased 14% over fiscal 1999. This was due to increased fees from funds whose servicing fees are based on assets under management and increases in the per account charge, partially offset by a decrease in the average number of billable accounts for the fiscal year.

OTHER, NET

Other, net consists primarily of revenues from the banking/finance operating segment and custody services related to Fiduciary. Revenues from the banking/finance operating segment include operating revenues, consisting primarily of interest income on loans, servicing income, and investment income on banking/finance investment securities, which are offset by interest expense, and the provision for anticipated loan losses.

Other, net increased 90% in fiscal 2001. This increase was principally due to the addition of the Fiduciary banking and custody activities from the date of acquisition to those of Franklin Templeton Bank and Trust, F.S.B and Franklin Capital Corporation. Other, net remained relatively constant during fiscal 2000. Securitization of a portion of the auto loan portfolio in March 2000 resulted in a loss that was offset by revenues from the residual portfolio. In January 2001, we sold auto loans receivable with a net book value of $142.5 million. The gross sales proceeds of this securitization, including interest and before underwriting discount, were $139.3 million. A gain of $2.9 million has been recorded on the transaction.


OPERATING EXPENSES
                                     2001      2000    AS A PERCENTAGE OF TOTAL EXPENSES
                                  vs 2000   vs 1999          2001    2000    1999
-----------------------------------------------------------------------------------------

Underwriting and distribution          2%        0%           35%     37%     36%
Compensation and benefits             15%        4%           33%     32%     30%
Information systems, technology
 and occupancy                        23%        1%           14%     13%     12%
Advertising and promotion              5%      (4)%            6%      6%      6%
Amortization of deferred sales
 commissions                        (18)%     (13)%            4%      5%      6%
Amortization of intangible assets     52%        0%            3%      2%      2%
Other                                  7%        5%            5%      5%      5%
Restructuring charges                  0%    (100)%           N/A     N/A      3%
September 11, 2001 expense, net      100%        0%             -     N/A     N/A
Total operating expenses              10%      (3)%          100%    100%    100%
----------------------------------------------------------------------------------------


SUMMARY

Operating expenses increased 10% during fiscal 2001 primarily caused by increased compensation and benefits, information systems, technology and occupancy costs, the addition of the operating costs of Fiduciary, increased underwriting and distribution expenses and increased amortization of intangible assets. In fiscal 2000, operating expenses decreased 3% primarily due to the restructuring charge of fiscal 1999.

UNDERWRITING AND DISTRIBUTION

Underwriting and distribution includes sales commissions and distribution fees paid to brokers and other third parties for selling, distributing and providing ongoing services to investors in our sponsored investment products. During fiscal 2001, underwriting and distribution expenses increased 2%. Total sales increased in fiscal 2001 by 13%, but a significant number of those additional sales were at a low or zero commission rate, resulting in a smaller proportional increase in the commissions paid to intermediaries in fiscal 2001 compared to fiscal 2000. Distribution fee expense was consistent with the prior fiscal year distribution expense. We experienced similar trends in fiscal 2000.

                                       30
--------------------------------------------------------------------------------

COMPENSATION AND BENEFITS

Compensation and benefits increased 15% during fiscal 2001. This increase was primarily due to the addition of approximately 790 Fiduciary employees from the date of acquisition, retention bonuses for Fiduciary employees, annual salary increases, and an increase in employee benefit and recruiting costs. Salary awards are normally given annually in October and are based upon the performance of the individual employee. The number of employees at September 30, 2001 was more than 6,800 as compared to the approximately 6,500 at the same time last year. Compensation and benefits increased 4% in fiscal 2000, primarily due to annual salary increases awarded in October 1999 and market adjustments awarded throughout fiscal 2000 for certain employees, partially offset by a 14% decrease in the average employee headcount during fiscal 2000 as compared to fiscal 1999. In order to hire and retain our key employees, we are committed to keeping our salaries and benefit packages competitive, which means that the level of compensation and benefits may increase more quickly or decrease more slowly than our revenues at certain points in our growth cycle.

INFORMATION SYSTEMS, TECHNOLOGY AND OCCUPANCY

Information systems, technology and occupancy costs increased 23% in fiscal 2001. This increase was primarily due to continued expenditure on new technology initiatives, an investment in the technology infrastructure of the company, the charges and costs in connection with IBM's assumption of the management of our data center and distributed server operations, and the added technology and occupancy costs of the Fiduciary acquisition. During the past year, we embarked on a number of hardware upgrades, purchased, developed and installed new software applications, re-engineered our technology infrastructure and global network architecture, replaced or upgraded older versions of software applications, and developed e-business strategies to improve our service levels, work environment and productivity. We expect that similar activities will continue to impact our overall expenditures through fiscal 2002 and beyond, as the organization looks to technology and process enhancement to improve efficiency, lower costs and add capacity as our business continues to expand globally. We also experienced an increase in occupancy costs related to our expansion in Asia, Canada, and Europe as well as costs related to the relocation to our new worldwide headquarters in San Mateo, California.

Information systems, technology and occupancy costs increased 1% in fiscal 2000. This increase was not indicative of the actual increase in technology expenses, as we significantly increased our expenditure on technology initiatives in fiscal 2000. However, that increase was offset by a decrease in Year 2000 expenses and increased capitalization of technology costs following the adoption of a new accounting rule. In addition, during fiscal 2000, we incurred slightly higher occupancy costs related to our site consolidation efforts, new facilities and the pending relocation to our San Mateo worldwide headquarters.

Details of capitalized information systems and technology costs were as follows.

(in thousands)
                                                           2001       2000        1999
---------------------------------------------------------------------------------------

Net book value at beginning of period                  $156,895   $138,566    $133,715

Additions during period, net of disposals and other
adjustments                                              69,794     71,884      46,644
Net assets acquired through acquisitions                 11,266          -           -
Amortization during period                             (75,098)   (53,555)    (41,793)

---------------------------------------------------------------------------------------
Net book value at end of period                        $162,857   $156,895    $138,566
=======================================================================================




ADVERTISING AND PROMOTION

Advertising and promotion increased 5% during fiscal 2001. This increase resulted primarily from increased promotion and advertising activity in the latter half of the fiscal year to assist in educating the sales channels and the investing public about the strong relative investment performance of our sponsored investment products during the year. Advertising and promotion expenses decreased 4% in fiscal 2000 due primarily to cost efficiencies associated with printing and marketing material production expenditures.

                                       31
--------------------------------------------------------------------------------

AMORTIZATION OF DEFERRED SALES COMMISSIONS

Amortization of deferred sales commissions decreased 18% in fiscal 2001 and 13% in fiscal 2000. This decrease was principally as a result of the financing arrangements described below. Certain fund classes, namely class B, are sold without a front-end sales charge to shareholders, while, at the same time, our distribution subsidiaries pay a commission to selling brokers and other intermediaries. Similarly, class A shares are sold without a front-end sales charge to shareholders when certain minimum investment criteria are met, yet our U.S. distribution subsidiaries pay a commission on the sale. We have arranged to finance certain deferred commission assets ("DCA") arising from our U.S., Canadian and European operations through Lightning Finance Company Limited ("LFL"), a company in which we have an ownership interest. DCA that are recorded on our balance sheet, principally consisting of commissions arising from the sale of class A, B and C shares sold in the U.S., including DCA financed through LFL, are amortized. As a result of the arrangement with LFL, all Canadian and European DCA are no longer recorded in our financial statements. Generally, U.S. DCA sold to LFL under the U.S. agreement are retained in our financial statements since they are not considered sold under this agreement until resold by LFL, which occurs at least once annually. During fiscal 2001, we sold or financed sales commissions globally totaling $84.7 million to LFL, compared to $56.0 million in fiscal 2000.

OTHER INCOME (EXPENSE)

Investment and other income is comprised primarily of:

* dividends from investments in our sponsored mutual funds
* interest income from investments in bonds and government securities
* realized gains and losses on investments
* foreign currency exchange gains and losses
* other miscellaneous income, including gain or loss on disposal of company property

Other income (expense) increased 65% in fiscal 2001, primarily due to higher realized gains. During fiscal 2001, we recognized net realized gains of approximately $34.2 million from the sale of certain sponsored investment products held by the company for investment. In addition, other realized gains of $24.6 million were recognized related to the sale of our headquarters building in San Mateo. Investment income increased 61% in fiscal 2000, due to higher average available cash balances to invest, higher interest rates, and greater realized gains.

Interest expense decreased 24% in fiscal 2001. This decrease was mainly due to the relatively low interest rate of 1.875% on the convertible notes issued in May 2001, the redemption of outstanding commercial paper, and generally lower interest rates in fiscal 2001. Interest expense decreased 33% in fiscal 2000 following a reduction in our average outstanding debt during the fiscal year.

TAXES ON INCOME

Our effective income tax rate for fiscal 2001 and 2000 remained constant at 24% on an annual basis compared to 26% in fiscal 1999. The effective tax rate will continue to be reflective of the relative contributions of foreign earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, we had $569.0 million in cash and cash equivalents, as compared to $746.0 million at September 30, 2000. Liquid assets, which consist of cash and cash equivalents, investments available-for-sale and current receivables increased to $2,377.4 million at September 30, 2001 from $1,677.1 million at September 30, 2000. At September 30, 2001, approximately $850 million was available to us under unused commercial paper and medium-term note programs. In addition, in fiscal 2001 we filed a shelf registration statement with the Securities and Exchange Commission permitting the issuance of debt and equity securities of up to $300 million. Our revolving credit facilities at September 30, 2001 totaled $500 million, of which, $200 million was under a 364-day facility. The remaining $300 million facility will expire in May 2003. We also have $350 million available in uncommitted bank lines under the Federal Reserve Funds system.

                                       32
--------------------------------------------------------------------------------

Cash provided by operating activities decreased to $553.2 million in fiscal 2001 from $701.7 million in fiscal 2000. This decrease was due mainly to lower operating income resulting from higher operating expenses offsetting a small increase in operating revenues. During fiscal 2001, we used a total of $779.6 million for investing activities, including $484.3 million related to the purchase of investments, net of liquidations; $99.3 million in connection with the banking/finance segment; and $99.1 million primarily related to the Fiduciary and Bissett acquisitions. Net cash provided by financing activities in fiscal 2001 was $49.4 million as net debt issued of approximately $215.5 million exceeded other uses of cash in financing activities, including stock repurchases of $172.1 million.

Outstanding debt increased to $574.4 million at September 30, 2001 compared to $362.9 million at September 30, 2000. After May 2001, debt consists primarily of the convertible notes. The convertible notes carry a yield to maturity of 1.875% per annum to maturity. Prior to May 2001, debt primarily consisted of commercial paper that carried interest at variable rates and fixed-interest medium-term notes. During the quarter ended June 30, 2001, our remaining commercial paper was redeemed. Other long-term debt totaling $61.3 million has various maturity dates through fiscal 2006 and thereafter.

We had previously entered into a series of agreements to finance the construction of a new corporate headquarters on a 32-acre site in San Mateo, California. An owner-lessor trust was set up to finance the construction and lease the completed facility. The construction was completed and we moved into our new headquarters in fiscal 2001. The lease agreement is not expected to impact our cash flows or financial condition materially during the initial five-year lease period.

We have arranged with LFL for non-recourse financing of sales commissions advanced on sales of our B shares globally. The cumulative sales commissions that we have financed through LFL since inception approximated $300.3 million at September 30, 2001.

We expect that the principal uses of cash will be to increase assets under management through expansion of our business, make strategic acquisitions, fund property and equipment acquisitions, pay operating expenses of the business, enhance our technology infrastructure, improve our business processes, pay shareholder  dividends,  repay  and  service  debt,  and  acquire  shares of the company. We expect to finance future increases in investment in our banking/finance activities through operating cash flows, debt, or through the securitization of a portion of the receivables from consumer lending activities. We believe that our existing liquid assets, together with the expected continuing cash flow from operations, our borrowing capacity under current credit facilities, our ability to issue debt or equity securities and our sales commission financing arrangement will be sufficient to meet our present and reasonably foreseeable operating cash needs.

RISK FACTORS

"FORWARD-LOOKING STATEMENTS." When used in this Annual Report, words or phrases about the future such as "expected to," "will continue," "anticipates," "estimates," or similar expressions are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Statements about our future cash needs, our anticipated uses of cash, the expected sources of future cash inflows, and the anticipated costs related to the September 11, 2001 tragedy, are also "forward-looking statements." These types of statements are subject to certain risks and uncertainties, such as the factors described in the risk factors outlined below. These risks and uncertainties could cause our current expectations and predictions in the forward-looking statements to be wrong. Forward-looking statements are our best prediction at the time that they are made, and you should not rely on them. Rather, you should read the forward-looking statements in conjunction with the risk disclosures in this Annual Report. If a circumstance occurs that causes any of our forward-looking statements to be inaccurate, we have no obligation to publicly announce the change in our expectations, or to revise the forward-looking statements.

WE FACE STRONG COMPETITION FROM NUMEROUS AND SOMETIMES LARGER COMPANIES. We compete with numerous investment management companies, stock brokerage and investment banking firms, insurance companies, banks, savings and loan associations and other financial institutions. Continuing consolidation in the financial services industry has created stronger competitors with greater financial resources and broader distribution channels than our own. Additionally, competing securities dealers whom we rely upon to distribute our mutual funds also sell their

                                       33
--------------------------------------------------------------------------------
own proprietary funds and investment products, which could limit the distribution of our investment products. To the extent that existing or potential customers, including securities dealers, decide to invest in or distribute the products of our competitors, the sales of our products as well as our market share, revenues and net income could decline.

CHANGES IN THE DISTRIBUTION CHANNELS ON WHICH WE DEPEND COULD REDUCE OUR REVENUES AND HINDER OUR GROWTH. We derive nearly all of our fund sales through broker/dealers and other similar investment advisors. Increasing competition for these distribution channels has caused our distribution costs to rise and could cause further increases in the future. Higher distribution costs lower our net revenues and earnings. Additionally, if one of the major financial advisors who distribute our products were to cease their operations, it could have a significant adverse impact on our revenues and earnings. Moreover, our failure to maintain strong business relationships with these advisors would impair our ability to distribute and sell our products, which would have a negative effect on our level of assets under management, related revenues and overall business and financial condition.

WE HAVE BECOME SUBJECT TO AN INCREASED RISK OF ASSET VOLATILITY FROM CHANGES IN THE GLOBAL EQUITY MARKETS. We have become subject to an increased risk of asset volatility from changes in the domestic and global equity markets due to the recent terrorist attacks. Declines in these markets have caused in the past, and would cause in the future, a decline in our revenue and income.

THE LEVELS OF OUR ASSETS UNDER MANAGEMENT, WHICH IN TURN IMPACT REVENUES, ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS. Global economic conditions, changes in the equity market place, interest rates, inflation rates, the yield curve and other factors that are difficult to predict affect the mix, market values, and levels of our assets under management. Changing market conditions may cause a shift in our asset mix towards fixed-income products and a related decline in our revenue and income, since we derive higher fee revenues and income from equity assets than from fixed-income products we manage. Similarly, our securitized consumer receivables business is subject to marketplace fluctuation.

WE  FACE  RISKS  ASSOCIATED  WITH  CONDUCTING  OPERATIONS  IN  NUMEROUS  FOREIGN
COUNTRIES. We sell mutual funds and offer investment advisory and related services in many different regulatory jurisdictions around the world, and intend to continue to expand our operations internationally. Regulators in these jurisdictions could change their policies or laws in a manner that might restrict or otherwise impede our ability to distribute or register investment products in their respective markets.

OUR INABILITY TO MEET CASH NEEDS COULD HAVE A NEGATIVE EFFECT ON OUR FINANCIAL CONDITION AND BUSINESS OPERATIONS. Our ability to meet anticipated cash needs depends upon factors including our asset value, our creditworthiness as perceived by lenders and the market value of our stock. Similarly, our ability to securitize and hedge future loan portfolios and credit card receivables, and to obtain continued financing for class B shares, is also subject to the market's perception of those assets, finance rates offered by competitors, and the general market for private debt. If we are unable to obtain these funds and financing, we may be forced to incur unanticipated costs or revise our business plan.

WE FACE COMPETITION IN HIRING AND RETAINING QUALIFIED EMPLOYEES. Our continued success will depend upon our ability to attract and retain qualified personnel. If we are not able to attract and retain qualified employees, our overall business condition and revenues could suffer.

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

DIVERSE AND STRONG COMPETITION LIMITS THE INTEREST RATES THAT WE CAN CHARGE ON CONSUMER LOANS. We compete with many types of institutions for consumer loans, which can provide loans at significantly below-market interest rates in connection with automobile sales. Our inability to compete effectively against these companies or to maintain

                                       34
--------------------------------------------------------------------------------
our relationships with the various automobile dealers through whom we offer consumer loans could limit the growth of our consumer loan business. Economic and credit market downturns could reduce the ability of our customers to repay loans, which could cause our consumer loan portfolio losses to increase.

THE SEPTEMBER 11, 2001 WORLD TRADE CENTER TRAGEDY MAY ADVERSELY AFFECT OUR ABILITY TO ACHIEVE THE BENEFITS WE EXPECT FROM THE RECENT ACQUISITION OF FIDUCIARY. The September 11, 2001 tragedy at the World Trade Center resulted in the destruction of our Fiduciary headquarters, loss of 87 of our employees, additional operating expenses to re-establish and relocate our operations, and asset write-offs, all of which could adversely affect or delay our ability to achieve the anticipated benefits from the acquisition. Overcoming this tragedy and achieving the anticipated benefits of the acquisition will depend on close collaboration between management and key personnel of the two companies in a timely and efficient manner.

THE FIDUCIARY ACQUISITION COULD ADVERSELY AFFECT OUR COMBINED FINANCIAL RESULTS OR THE MARKET PRICE OF OUR COMMON STOCK. If the benefits of the acquisition over time do not exceed the costs associated with the acquisition, including the costs arising from the September 11, 2001 tragedy and any dilution to our shareholders resulting from the issuance of shares in connection with the acquisition, our financial results, including earnings per share, could be adversely affected.

WE ARE SUBJECT TO FEDERAL RESERVE BOARD REGULATION. Upon completion of our acquisition of Fiduciary, we became a bank holding company and a financial holding company subject to the supervision and regulation of the Federal Reserve Board under the Bank Holding Company Act of 1956. The Federal Reserve Board may impose limitations, restrictions, or prohibitions on our activities if the Federal Reserve Board believes that we do not have the appropriate financial and managerial resources to commence or conduct an activity or make an acquisition, and the Federal Reserve Board may take actions as appropriate to enforce applicable federal law.

TECHNOLOGY AND OPERATING RISK COULD CONSTRAIN OUR OPERATIONS. We are highly dependent on the integrity of our technology, operating systems and premises. Although we have in place certain disaster recovery plans, we may experience system delays and interruptions as a result of natural disasters, power failures, acts of war, and third party failures, which could negatively impact our operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our financial position is subject to market risk: the potential loss due to changes in the value of investments resulting from fluctuations in interest rates, foreign exchange and/or equity prices. Management is responsible for managing this risk. We have also established a Risk Management Committee to provide a framework to assist management to identify, assess and manage market and other risks.

We are exposed to changes in interest rates primarily in our debt transactions and portfolio debt holdings available for sale, which are carried at fair value. As of September 30, 2001, a significant percentage of our outstanding debt is at fixed interest rates. In our banking/finance segment, we monitor the net interest rate margin and the average maturity of interest earning assets and funding sources. In addition, we have considered the potential impact of the effect on the banking/finance segment, our outstanding debt and portfolio debt holdings, individually and collectively, of a 100 basis point (1%) movement in market interest rates. We do not expect this change would have a material impact on our operating revenues or results of operations in either scenario.

We operate primarily in the United States, but also provide services and earn revenues in Canada, the Bahamas, Europe, Asia, South America, Africa and Australia. The majority of these revenues and associated expenses, however, are denominated in U.S. dollars. Therefore, our exposure to foreign currency fluctuations in our revenues and expenses is not material at this time. This situation may change in the future as our business continues to grow outside the United States.

We are exposed to equity price fluctuations. Investments available for sale are carried at fair value. To mitigate this risk, we maintain a diversified investment portfolio.

                                       35
--------------------------------------------------------------------------------

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index of Consolidated Financial Statements for the years ended September 30, 2001, 2000 and 1999.

CONTENTS

Consolidated Financial Statements of Franklin Resources, Inc.:

                                                                            Page

Consolidated Statements of Income
   for the years ended September 30, 2001, 2000, and 1999                     37

Consolidated Balance Sheets
   as of September 30, 2001 and 2000                                          38

Consolidated Statements of Stockholders' Equity and Comprehensive Income
   as of and for the years ended September 30, 2001, 2000, and 1999           40

Consolidated Statements of Cash Flows
   for the years ended September 30, 2001, 2000, and 1999                     42

Notes to Consolidated Financial Statements                                    43

Report of Independent Accountants                                             60


All schedules have been omitted as the information is provided in the financial statements or in related notes thereto or is not required to be filed as the information is not applicable.








                                       36
--------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

FOR THE YEARS ENDED SEPTEMBER 30,                       2001           2000           1999
-------------------------------------------------------------------------------------------------

OPERATING REVENUES
  Investment management fees                      $1,407,202     $1,399,121     $1,340,612
  Underwriting and distribution fees                 709,476        709,285        718,871
  Shareholder servicing fees                         199,525        211,416        184,948
  Other, net                                          38,640         20,318         18,066
-------------------------------------------------------------------------------------------------
  Total operating revenues                         2,354,843      2,340,140      2,262,497
OPERATING EXPENSES
  Underwriting and distribution                      636,868        623,144        620,047
  Compensation and benefits                          615,281        535,710        515,137
  Information systems, technology and occupancy      263,297        213,670        212,495
  Advertising and promotion                          106,261        101,196        105,935
  Amortization of deferred sales commissions          68,977         83,627         95,948
  Amortization of intangible assets                   56,590         37,163         37,220
  Other                                               87,925         82,187         78,152
  Restructuring charges                                    -              -         58,455
  September 11, 2001 expense, net                      7,649              -              -
-------------------------------------------------------------------------------------------------
  Total operating expenses                         1,842,848      1,676,697      1,723,389
  Operating income                                   511,995        663,443        539,108
OTHER INCOME (EXPENSE)
  Investment and other income                        136,351         90,108         55,934
  Interest expense                                  (10,556)       (13,960)       (20,958)
-------------------------------------------------------------------------------------------------
  Other income, net                                  125,795         76,148         34,976
  Income before taxes on income                      637,790        739,591        574,084
  Taxes on income                                    153,069        177,502        147,373
-------------------------------------------------------------------------------------------------
  NET INCOME                                        $484,721       $562,089       $426,711
-------------------------------------------------------------------------------------------------
  Earnings per Share
  Basic                                                $1.92          $2.28          $1.69
  Diluted                                              $1.91          $2.28          $1.69



The accompanying notes are an integral part of these consolidated financial statements.






                                       37
--------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
(in thousands)

AS OF SEPTEMBER 30,                                            2001             2000
-------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                $497,241         $734,071
  Receivables
    Sponsored investment products                           233,086          241,282
    Other                                                    63,079           27,105
  Investment securities, available-for-sale               1,027,975          635,819
  Prepaid expenses and other                                108,895           18,017
-------------------------------------------------------------------------------------------------
  Total current assets                                    1,930,276        1,656,294
BANKING/FINANCE ASSETS
  Cash and cash equivalents                                  71,736           11,934
  Loans receivable, net                                     555,314          256,416
  Investment securities, available-for-sale                 484,280           26,851
  Other                                                     117,914            4,361
-------------------------------------------------------------------------------------------------
  Total banking/finance assets                            1,229,244          299,562
OTHER ASSETS
  Deferred sales commissions                                104,082           86,754
  Property and equipment, net                               449,626          444,694
  Intangible assets, net                                  1,988,820        1,169,485
  Receivable from banking/finance group                     307,214          168,496
  Other                                                     256,388          217,158
-------------------------------------------------------------------------------------------------
  Total other assets                                      3,106,130        2,086,587
-------------------------------------------------------------------------------------------------
TOTAL ASSETS                                             $6,265,650       $4,042,443
-------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.








                                       38
--------------------------------------------------------------------------------



CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

AS OF SEPTEMBER 30,                                            2001             2000
-------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Compensation and benefits                                $221,672         $180,743
  Current maturities of long-term debt                        8,361           68,776
  Accounts payable and accrued expenses                     127,918           72,646
  Commissions                                                83,518           76,965
  Income taxes                                               11,925           61,661
  Other                                                       4,039           28,768
-------------------------------------------------------------------------------------------------
  Total current liabilities                                 457,433          489,559
BANKING/FINANCE LIABILITIES
  Payable to Parent                                         307,214          168,496
  Deposits                                                  723,608           54,846
  Other                                                      39,839           15,612
-------------------------------------------------------------------------------------------------
  Total banking/finance liabilities                       1,070,661          238,954
OTHER LIABILITIES
  Long-term debt                                            566,013          294,090
  Other                                                     193,647           54,347
-------------------------------------------------------------------------------------------------
  Total other liabilities                                   759,660          348,437
-------------------------------------------------------------------------------------------------
  Total liabilities                                       2,287,754        1,076,950
-------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS' EQUITY
  Preferred stock, $1.00 par value, 1,000,000 shares
    authorized; none issued                                       -                -
  Common stock, $0.10 par value, 500,000,000 shares
    authorized; 260,797,545 and 243,730,140 shares
    issued and outstanding for 2001 and 2000, respectively   26,080           24,373
  Capital in excess of par value                            657,878                -
  Retained earnings                                       3,342,979        2,932,166
  Other                                                           -          (3,422)
  Accumulated other comprehensive (loss) income            (49,041)           12,376
-------------------------------------------------------------------------------------------------
  Total stockholders' equity                              3,977,896        2,965,493
-------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $6,265,650       $4,042,443
-------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.







                                       39
--------------------------------------------------------------------------------




CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
EQUITY AND COMPREHENSIVE INCOME

(in thousands)
                                           SHARES                                          CAPITAL IN
AS OF AND FOR THE YEARS ENDED              COMMON                   COMMON                  EXCESS OF
SEPTEMBER 30, 2001, 2000 and 1999           STOCK                    STOCK                  PAR VALUE
-----------------------------------------------------------------------------------------------------

BALANCE OCTOBER 1, 1998                   251,742                  $25,174                    $93,033
  Net Income
  Other Comprehensive Income:
    Net unrealized gains on investments
    Currency translation adjustments
  Total comprehensive income
  Purchase of stock                       (2,064)                    (206)                   (64,128)
  Cash dividends on common stock
  Issuance of restricted shares, net        1,036                      104                     30,560
  Employee stock plan (ESIP) shares           299                       30                      9,002
  Other                                       (6)                      (1)                      1,164
BALANCE SEPTEMBER 30, 1999                251,007                   25,101                     69,631
-----------------------------------------------------------------------------------------------------
  Net Income
  Other Comprehensive Income:
    Net unrealized gains on investments
    Currency translation adjustments
  Total comprehensive income
  Purchase of stock                       (8,442)                    (844)                  (112,046)
  Cash dividends on common stock
  Issuance of restricted shares, net          989                       99                     30,081
  Employee stock plan (ESIP) shares           349                       34                     11,030
  Other                                     (173)                     (17)                      1,304
BALANCE SEPTEMBER 30, 2000                243,730                   24,373                          -
-----------------------------------------------------------------------------------------------------
Net Income
Other Comprehensive Income:
  Net unrealized loss on investments
  Currency translation adjustments
Total comprehensive income
Purchase of stock                         (4,200)                    (420)                  (163,438)
Cash dividends on common stock
Issuance of restricted shares, net            716                       71                     32,313
Employee stock plan (ESIP) shares             359                       36                     13,077
Stock issued to acquire Fiduciary          20,187                    2,019                    773,768
Exercise of options and other                   6                        1                      2,158
BALANCE SEPTEMBER 30, 2001                260,798                  $26,080                   $657,878
-----------------------------------------------------------------------------------------------------



                                                  [Table continued on next page]
The accompanying notes are an integral part of these consolidated financial statements.

                                       40
--------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
EQUITY AND COMPREHENSIVE INCOME
[Table continued from previous page]
(in thousands)
                                                                  ACCUMULATED
                                                                        OTHER          TOTAL            TOTAL
AS OF AND FOR THE YEARS ENDED             RETAINED              COMPREHENSIVE  STOCKHOLDERS'    COMPREHENSIVE
SEPTEMBER 30, 2001, 2000 and 1999         EARNINGS     OTHER           INCOME         EQUITY           INCOME
-------------------------------------------------------------------------------------------------------------

BALANCE OCTOBER 1, 1998                 $2,194,835  $(4,230)        $(28,045)     $2,280,767
  Net Income                               426,711                                   426,711         $426,711
  Other Comprehensive Income:
    Net unrealized gains on investments                                24,061         24,061           24,061
    Currency translation adjustments                                    3,730          3,730            3,730
                                                                                                     ---------
  Total comprehensive income                                                                         $454,502
  Purchase of stock                                                                 (64,334)
  Cash dividends on common stock          (55,498)                                  (55,498)
  Issuance of restricted shares, net                     698                          31,362
  Employee stock plan (ESIP) shares                                                    9,032
  Other                                                                                1,163
BALANCE SEPTEMBER 30, 1999               2,566,048   (3,532)            (254)      2,656,994
---------------------------------------------------------------------------------------------
  Net Income                               562,089                                   562,089         $562,089
  Other Comprehensive Income:
    Net unrealized gains on investments                                22,511         22,511           22,511
    Currency translation adjustments                                  (9,881)        (9,881)          (9,881)
                                                                                                   ----------
  Total comprehensive income                                                                         $574,719
  Purchase of stock                      (137,152)                                 (250,042)
  Cash dividends on common stock          (58,819)                                  (58,819)
  Issuance of restricted shares, net                     110                          30,290
  Employee stock plan (ESIP) shares                                                   11,064
  Other                                                                                1,287
BALANCE SEPTEMBER 30, 2000               2,932,166   (3,422)           12,376      2,965,493
---------------------------------------------------------------------------------------------
Net Income                                 484,721                                   484,721         $484,721
Other Comprehensive Income:
  Net unrealized loss on investments                                 (58,170)       (58,170)         (58,170)
  Currency translation adjustments                                    (3,247)        (3,247)          (3,247)
                                                                                                    ----------
Total comprehensive income                                                                           $423,304
Purchase of stock                          (8,255)                                 (172,113)
Cash dividends on common stock            (65,653)                                  (65,653)
Issuance of restricted shares, net                     3,422                          35,806
Employee stock plan (ESIP) shares                                                     13,113
Stock issued to acquire Fiduciary                                                    775,787
Exercise of options and other                                                          2,159
BALANCE SEPTEMBER 30, 2001              $3,342,979   $     -        $(49,041)     $3,977,896
------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

                                       41
--------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
FOR THE YEARS ENDED SEPTEMBER 30,                            2001           2000          1999
-------------------------------------------------------------------------------------------------

NET INCOME                                               $484,721       $562,089      $426,711
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES
  Increase in receivables, prepaid expenses and other     (88,360)       (63,098)      (55,039)
  Advances of deferred sales commissions                  (86,305)       (67,091)      (75,729)
  Increase in other current liabilities                    14,218         33,229        25,676
  Decrease in income taxes payable                        (29,739)        (2,079)       (9,351)
  Increase in commissions payable                           6,552         14,996         8,797
  Increase in accrued compensation and benefits            54,056         44,999        34,822
  Depreciation and amortization                           223,846        199,639       200,014
  (Decrease) increase in restructuring liabilities              -         (2,564)       28,965
  Gains on disposition of assets                          (45,687)       (18,407)         (399)
  September 11, 2001 asset write-offs                      19,885              -             -
-------------------------------------------------------------------------------------------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES               553,187        701,713       584,467
  Purchase of investments                                (947,615)      (628,206)     (731,798)
  Liquidation of investments                              463,276        374,102       909,110
  Purchase of banking/finance investments                (131,102)       (32,788)      (24,891)
  Liquidation of banking/finance investments              187,082         26,449        31,557
  Proceeds from securitization of loans receivable        139,295        123,048       106,375
  Net originations of loans receivable                   (294,557)      (194,100)     (131,979)
  Addition of property and equipment                     (107,326)      (108,432)     (135,168)
  Proceeds from sale of property                           10,392          4,088         4,083
  Acquisitions of subsidiaries, net of cash acquired      (99,058)             -             -
-------------------------------------------------------------------------------------------------
  NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES    (779,613)      (435,839)       27,289
  Increase (decrease) in bank deposits                     67,297         (3,372)      (29,566)
  Exercise of common stock options                          2,158          1,142         1,456
  Dividends paid on common stock                          (63,471)       (57,953)      (54,279)
  Purchase of stock                                      (172,113)      (250,042)      (64,334)
  Issuance of debt                                        711,847        497,118        64,140
  Payments on debt                                       (496,320)      (526,006)     (265,972)
-------------------------------------------------------------------------------------------------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      49,398       (339,113)     (348,555)
  (Decrease) increase in cash and cash equivalents       (177,028)       (73,239)      263,201
  Cash and cash equivalents, beginning of year            746,005        819,244       556,043
-------------------------------------------------------------------------------------------------
  CASH AND CASH EQUIVALENTS, END OF YEAR                 $568,977       $746,005      $819,244

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the year for:
  Interest, including banking/finance group interest      $17,746        $26,370       $30,361
  Income taxes                                           $148,268       $180,098      $163,425
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
  Value of common stock issued in other transactions,
   principally restricted stock                           $28,640        $30,181       $30,664
  Value of common stock issued to acquire Fiduciary      $775,786              -             -
  Fair value of Fiduciary assets acquired              $1,538,084              -             -
  Fair value of Fiduciary liabilities acquired           $757,722              -             -



The accompanying notes are an integral part of these consolidated financial statements.

                                       42
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

We derive the majority of our revenues and net income from providing investment management, administration, distribution and related services to the Franklin, Templeton, Mutual Series, Bissett and Fiduciary funds, institutional and private accounts and other investment products (our "Sponsored Investment Products"). Services to our Sponsored Investment Products are provided under contracts that set forth the fees to be charged for these services. The majority of these contracts are subject to periodic review and approval by each Mutual Fund's Board of Directors/Trustees and/or its shareholders. Currently, no single Sponsored Investment Product's revenues represent more than 10% of total revenues.

BASIS OF PRESENTATION. The consolidated financial statements are prepared in accordance with generally accepted accounting principles that require us to estimate certain amounts. Actual amounts may differ from these estimates.

The consolidated financial statements include the accounts of Franklin Resources, Inc. and its majority-owned subsidiaries ("Franklin Templeton Investments"). All material intercompany accounts and transactions have been eliminated except the intercompany payable from the banking/finance group to the parent to fund auto and credit card loans and the related interest expense. Operating revenues of the banking/finance group are included in Other, net and are presented net of related interest expense and the provision for loan losses. Accordingly, reported consolidated interest expense excludes interest expense attributable to the banking/finance group.

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

DERIVATIVES. We do not hold or issue derivative financial instruments for trading purposes. Periodically, we enter into interest-rate swap agreements to reduce variable interest-rate exposure with respect to our commercial paper, designated as cash flow hedges, and to hedge exposures or modify the interest rate characteristics of fixed rate loans with maturities in excess of one year, designated as fair value hedges. As of September 30, 2001, we held interest rate swaps with a total notional amount of $4 million and these were carried at fair value.

We periodically enter into spot and forward currency contracts as principal to facilitate client transactions and, on limited occasions, hold currency options for our own account. It is our policy that substantially all forward contracts be covered no later than the close of business each day. Gains or losses on these contracts are reflected in the consolidated statement of income. The gross fair market value of all contracts outstanding that had a positive fair market value totaled $1.3 million at September 30, 2001. This represents a credit exposure to the extent that counterparties fail to settle their contractual obligations. This risk is mitigated by the use of master netting agreements, careful valuation of counterparty credit standings, diversification and limits.

LOANS RECEIVABLE. Our banking/finance group offers retail-banking and consumer lending services. We accrue interest on loans using the simple interest method. The majority of retail-banking loans are at variable rates which are adjusted periodically. An allowance for loan losses on our consumer loan portfolio is established monthly based on historical experience, including delinquency and loss trends. A loan is charged to the allowance for loan losses when it is deemed to be uncollectible, taking into consideration the value of the collateral, the financial condition of the borrower and other factors. Recoveries on loans previously charged off as uncollectible are credited to the allowance for loan losses. We have not recorded allowance for possible loan losses on our retail-banking loans and advances as these loans are generally payable on demand and are fully secured by assets

                                       43
--------------------------------------------------------------------------------
under our custody. Advances on customers' accounts are generally secured or subject to rights of offset and, consistent with past experience, no loan losses are anticipated.

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

SOFTWARE DEVELOPED FOR INTERNAL USE. Certain internal and external costs incurred in connection with developing or obtaining software for internal use are capitalized in accordance with the American Institute of Certified Public Accountants' Statement of Position No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." These capitalized costs are included in Property and Equipment, net on the Consolidated Balance
Sheets and are amortized when the software project is complete and the application is put into production, over the estimated useful life of the software.

INTANGIBLE ASSETS, consisting principally of the estimated value of mutual fund management contracts, customer base and goodwill resulting from our acquisition of the assets of Templeton, Galbraith & Hansberger Ltd., Heine Securities Corporation, Bissett and Associates Investment Management Ltd. ("Bissett") and Fiduciary Trust Company International ("Fiduciary"), are being amortized on a straight-line basis over various lives ranging from 5 to 40 years. We have reviewed intangible assets for other-than-temporary impairment. Where applicable, we assessed the value of intangibles on the basis of the expected future undiscounted operating cash flows without interest charges to be derived from these assets in relation to the carrying values and determined that there is no impairment. Effective October 1, 2001, we will adopt an impairment-based approach to intangible assets as further described in Note 19. If, in some future period, our evaluation indicates that these assets have been impaired, the assets will be adjusted to their fair values.

DEMAND AND INTEREST BEARING DEPOSITS. The fair value of demand deposits are, by definition, equal to their carrying amounts. The interest-bearing deposits are variable rate and short-term and, therefore, the carrying amounts approximate their fair values. As of September 30, 2001 and 2000, we carried $109.0 million and $10.0 million of demand deposits and $614.6 million and $44.8 million of interest-bearing deposits, respectively. As of fiscal year end 2001, these included $24.4 million in non-U.S. locations.

RECOGNITION OF REVENUES. We recognize investment management fees, shareholder servicing fees, investment income and distribution fees as earned. We record underwriting commissions related to the sale of shares of our Sponsored Investment Products on the trade date.

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

DIVIDENDS.  For the years ended  September 30, 2001,  2000 and 1999, we declared
dividends  to  common   stockholders  of  $0.26,  $0.24  and  $0.22  per  share,
respectively.

STOCK-BASED COMPENSATION. As allowed under the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), we have elected to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting

                                       44
--------------------------------------------------------------------------------
for our stock-based plans. Accordingly, no compensation costs are recognized with respect to stock options granted, or with respect to shares issued under the Employee Stock Investment Plan. Compensation expense is recognized for the matching contribution that we may elect to make in connection with the Employee Stock Investment Plan over the 18-month holding period and for the full cost of restricted stock grants in the year that they are earned.

COMPREHENSIVE INCOME. Total comprehensive income is reported in the consolidated statements of stockholders' equity and includes net income, unrealized gains on investment securities available-for-sale, net of income taxes and currency translation adjustments.

The changes in net unrealized gains (losses) on investments include reclassification adjustments relating to the net realized gains on investment sales of $34.2 million, $9.9 million and $0.1 million during fiscal 2001, 2000 and 1999. The tax effect of the change in unrealized gains (losses) on investments was $(18.4) million, $7.1 million and $4.8 million during fiscal 2001, 2000 and 1999.

EARNINGS PER SHARE.  Earnings per share were computed as follows:

(in thousands except per share amounts)

                                                         2001          2000          1999
-----------------------------------------------------------------------------------------

NET INCOME                                           $484,721      $562,089      $426,711
-----------------------------------------------------------------------------------------
Weighted-average shares outstanding - basic           252,628       246,116       252,122
Incremental shares from assumed conversions             1,035           508           635
-----------------------------------------------------------------------------------------
Weighted-average shares outstanding - diluted         253,663       246,624       252,757
-----------------------------------------------------------------------------------------
Earnings per share:
  Basic                                                 $1.92         $2.28         $1.69
  Diluted                                               $1.91         $2.28         $1.69


NOTE 2 - ACQUISITIONS

On October 2, 2000, we acquired all of the issued and outstanding shares of Bissett, a Canadian asset management company. The all-cash transaction was valued at approximately $95 million. Intangible assets of approximately $89 million with lives ranging from 15 to 40 years were recorded as a result of the acquisition. We accounted for this transaction using the purchase method. These financial statements include the operating results of Bissett from October 2, 2000.

On April 10, 2001, we acquired Fiduciary. These financial statements include the results of Fiduciary from April 10, 2001. Each share of Fiduciary's common stock was exchanged for 2.7744 shares of our common stock, resulting in the issuance in the aggregate of approximately 20,187,000 shares of our common stock. The value of the shares issued in exchange for Fiduciary was approximately $775.8 million. We accounted for this transaction using the purchase method of accounting. The excess of the purchase price, including our acquisition costs, over the fair value of the net assets acquired resulted in goodwill of $559.5 million. Net assets acquired included $235.5 million of other intangible assets. As of September 30, 2001, we wrote off the net intangible asset related to Fiduciary's headquarters lease of $8.2 million as a result of the September 11, 2001 terrorist attack. See Note 18. The estimated life of the remaining goodwill and other intangible assets is 40 and 15 years, respectively.

We have not presented proforma combined results of operations for these acquisitions because the results of operations as reported in the accompanying consolidated statements of income would not have been materially different.





                                       45
--------------------------------------------------------------------------------

NOTE 3 - INVESTMENT SECURITIES

Investment securities, available-for-sale at September 30, 2001 and 2000, consisted of the following:


(in thousands)
                                                        Gross unrealized
                                      Amortized         ----------------          Fair
                                           cost         Gains     Losses         value
-----------------------------------------------------------------------------------------
2001
Sponsored investment products          $325,150        $6,472   $(48,388)     $283,234
Debt (primarily U.S. Government)      1,192,205        12,242          -     1,204,447
Equities                                 18,560         6,024        (10)       24,574
----------------------------------------------------------------------------------------
TOTAL                                $1,535,915       $24,738   $(48,398)   $1,512,255
----------------------------------------------------------------------------------------

2000
Sponsored investment products          $208,125       $55,685    $(2,763)     $261,047
Debt (primarily U.S. Government)        397,611            71       (256)      397,426
Equities                                  1,552         2,658        (13)        4,197
----------------------------------------------------------------------------------------
TOTAL                                  $607,288       $58,414    $(3,032)     $662,670
----------------------------------------------------------------------------------------



At September 30, 2001, maturities of debt securities were as follows:

(in thousands)                              Amortized cost         Fair value
------------------------------------------------------------------------------
Due in one year or less                           $853,994           $854,271
Due after one year through three years              36,196             37,465
Due after three years                              302,015            312,711
------------------------------------------------------------------------------
                                                $1,192,205         $1,204,447

NOTE 4 - BANKING/FINANCE GROUP LOANS AND ALLOWANCE FOR LOAN LOSSES

The banking/finance segment's loans receivable include auto loan and credit card receivables from individuals that are collectively described below as installment loans. Following the Fiduciary acquisition of April 2001, loans receivable also include secured loans and other advances made to Fiduciary clients. No loan loss allowance is recognized on Fiduciary's retail-banking loans and advances as described in Note 1.




                                       46
--------------------------------------------------------------------------------

Change in loans and in the associated allowance for loan losses during 2001 and 2000 were as follows:



 (in thousands)                            Installment      Secured    Loan Loss        Loans
                                           loans              Loans    Allowance  receivable,
                                                                                          net
---------------------------------------------------------------------------------------------

 Balance, October 1, 2000                     $261,387     $      -      $(4,971)    $256,416
 Fiduciary acquisition                               -      148,209            -      148,209
 Additions                                     405,528      128,853      (12,820)     521,561
 Paydowns                                     (154,367)     (73,964)           -     (228,331)
 Charge-offs                                    (6,710)           -        6,710            -
 Recoveries                                      1,367            -       (1,367)           -
 Loans securitized                            (145,421)           -        2,880     (142,541)
----------------------------------------------------------------------------------------------
 Balance, September 30, 2001                  $361,784     $203,098      $(9,568)    $555,314
----------------------------------------------------------------------------------------------
 Balance, October 1, 1999                     $189,771     $      -      $(3,586)    $186,185
 Additions                                     311,725            -       (6,925)     304,800
 Paydowns                                     (109,685)           -            -     (109,685)
 Charge-offs                                    (5,622)           -        5,622            -
 Recoveries                                      1,830            -       (1,830)           -
 Loans securitized                            (126,632)           -        1,748     (124,884)
----------------------------------------------------------------------------------------------
 Balance, September 30, 2000                  $261,387     $      -      $(4,971)    $256,416
----------------------------------------------------------------------------------------------

The following is a summary of delinquency and loss information for fiscal 2001, 2000 and 1999:

(in thousands)
                                                2001        2000        1999
--------------------------------------------------------------------------------
Charge-offs as a percentage of average loans    2.2%        1.7%        2.1%
Secured loans, 90 days or more delinquent       $300        $ -         $ -
Installment loans, 90 days or more delinquent   $292        $683        $785


In January 2001, March 2000 and May 1999, the banking/finance segment sold portions of its auto loans receivable to securitization trusts. The table below shows the assumptions that were used to calculate the gain on sale and the details of the transactions.

(in millions)
                               January 2001      March 2000         May 1999
--------------------------------------------------------------------------------
Proceeds                             $139.3          $123.0           $106.4
Book value of loans sold             $142.5          $124.9           $109.4
Gain (loss) on sale                  $  2.9          $ (0.9)          $  1.2
Discount rate                           12%             12%              12%
Cumulative credit loss rate           3.06%           3.66%            3.44%

Loan servicing rights retained on auto loans sold are not material to our reported operating results and financial condition.

                                       47
--------------------------------------------------------------------------------

Net interest income included in Other operating revenues in the statement of income was as follows:

 (in thousands)                              2001          2000          1999
------------------------------------------------------------------------------

 Interest income earned on loans          $38,975       $23,299       $18,420
 Interest expense on deposits             (9,868)       (2,745)       (3,622)
 Interest expense payable to parent       (9,778)       (8,617)       (6,031)
------------------------------------------------------------------------------
 Net interest income                      $19,329       $11,937        $8,767


NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at September 30, 2001 and 2000:

(in thousands)
                                        Useful lives
                                            in years         2001        2000
--------------------------------------------------------------------------------
Furniture, software and equipment                3-5     $505,246    $428,501
Premises and leasehold improvements             5-35      207,484     202,978
Land                                               -       68,446      69,625
--------------------------------------------------------------------------------
                                                          781,176     701,104
Less: Accumulated depreciation and amortization          (331,550)   (256,410)
--------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET                              $449,626    $444,694
--------------------------------------------------------------------------------


NOTE 6 - INTANGIBLE ASSETS

The following is a summary of intangible assets at September 30, 2001 and 2000:

(in thousands)
                                        AMORTIZATION
                                     PERIOD IN YEARS        2001        2000
--------------------------------------------------------------------------------
Goodwill                                   20-40      $1,473,818    $846,017
Management contracts                         40          510,490     510,490
Customer base                                15          232,190           -
Other intangibles                           5-15          47,120      31,546
--------------------------------------------------------------------------------
                                                       2,263,618   1,388,053
Less: Accumulated amortization                          (274,798)   (218,568)
--------------------------------------------------------------------------------
INTANGIBLE ASSETS, NET                                $1,988,820  $1,169,485
--------------------------------------------------------------------------------







                                       48
--------------------------------------------------------------------------------

NOTE 7 - SEGMENT INFORMATION

We have two operating segments: investment management and banking/finance. The investment management segment derives substantially all of its revenues and net income from providing investment advisory, fund administration, distribution and related services to our sponsored investment products. The banking/finance segment offers consumer lending and selected retail-banking services to individuals.

Financial information for our two operating segments for the years ended September 30, 2001, 2000 and 1999 is presented in the table below. Operating revenues of the banking/finance segment are reported net of interest expense and provision for loan losses. See Note 4.


(in thousands)                                    Investment  Banking/finance      Company
                                                  management                        Totals
AS OF AND FOR THE YEAR ENDED SEPTEMBER 30, 2001
-------------------------------------------------------------------------------------------

Assets                                            $5,036,406       $1,229,244    $6,265,650
Operating revenues                                 2,323,085           31,758     2,354,843
Interest expense                                      10,556              N/A        10,556
Income before taxes                                  629,908            7,882       637,790
AS OF AND FOR THE YEAR ENDED SEPTEMBER 30, 2000
-------------------------------------------------------------------------------------------
Assets                                            $3,742,881         $299,562    $4,042,443
Operating revenues                                 2,320,755           19,385     2,340,140
Interest expense                                      13,960              N/A        13,960
Income before taxes                                  739,030              561       739,591
AS OF AND FOR THE YEAR ENDED SEPTEMBER 30, 1999
-------------------------------------------------------------------------------------------
Assets                                            $3,449,012         $217,778    $3,666,790
Operating revenues                                 2,246,767           15,730     2,262,497
Interest expense                                      20,958              N/A        20,958
Income before taxes                                  570,120            3,964       574,084



The investment management segment incurs substantially all of our depreciation and amortization costs and expenditures on long-lived assets.

We conduct operations in the following principal geographic areas of the world: the United States, Canada, the Bahamas, Europe, Asia, South America, Africa and Australia. For segment reporting purposes, we have combined Asia, South America, Africa and Australia into one category - Other. Revenues by geographic area include fees and commissions charged to customers and fees charged to affiliates.





                                       49
--------------------------------------------------------------------------------

Information is summarized below:

(in thousands)
                                      2001              2000           1999
--------------------------------------------------------------------------------
OPERATING REVENUES:
  United States                 $1,685,108        $1,596,712     $1,591,093
  Canada                           267,007           250,778        233,013
  Bahamas                          294,922           284,518        281,437
  Europe                           129,090           126,111        122,744
  Other                            144,200           191,095        144,657
  Eliminations                   (165,484)         (109,074)      (110,447)
--------------------------------------------------------------------------------
  TOTAL                         $2,354,843        $2,340,140     $2,262,497
--------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET:
  United States                   $394,082          $387,197       $356,050
  Canada                             7,246             7,096          5,890
  Bahamas                            7,916             8,126          8,723
  Europe                             7,159             6,692          7,478
  Other                             33,223            35,583         38,254
--------------------------------------------------------------------------------
  TOTAL                           $449,626          $444,694       $416,395
--------------------------------------------------------------------------------

NOTE 8 - DEBT

Debt at September 30, 2001 and 2000 was as follows:

(in thousands)
                                  2001 WEIGHTED
                               AVERAGE INTEREST RATE      2001         2000
--------------------------------------------------------------------------------

Convertible Notes                        1.875%       $504,683     $      -
Commercial paper                                             -     $254,381
Medium-term notes                                            -       60,000
Other                                                   69,691       48,485
--------------------------------------------------------------------------------

                                                       574,374      362,866
Less current maturities                                  8,361       68,776
LONG-TERM DEBT                                        $566,013     $294,090
--------------------------------------------------------------------------------



As of September 30, 2001, maturities of long-term debt are as follows:

2002                                         $     -
2003                                          20,915
2004                                           6,389
2005                                           6,793
2006                                           7,223
Thereafter                                   524,693
----------------------------------------------------
LONG-TERM DEBT                              $566,013
----------------------------------------------------

                                       50
--------------------------------------------------------------------------------

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

At September 30, 2001, the amount included in long-term debt in respect of the Convertible Notes was $504.7 million including principal outstanding and accrued interest. In the maturity schedule above, we have classified this amount as maturing after September 2006, as the final maturity date is May 2031. The holders' ability to redeem will depend on the performance of our common stock. If our stock price at May 2003, 2004, and 2006 is the same as it was at September 30, 2001, holders will not redeem the Convertible Notes before September 2006.

At September 30, 2001, approximately $850 million was available to us under unused commercial paper and medium-term note programs and an additional $300 million was available under a shelf registration statement with the Securities and Exchange Commission permitting the issuance of debt and equity securities. We did not have any commercial paper outstanding or medium term notes issued at September 30, 2001.

Our revolving credit facilities at September 30, 2001 totaled $500 million, of which $200 million was under a 364-day facility. The remaining $300 million facility will expire in May 2003. The agreements related to the revolving credit facilities include various restrictive covenants, including: a capitalization ratio, interest coverage ratio, minimum working capital and limitation on additional debt. We also have $350 million available in uncommitted bank lines under the Federal Reserve Funds system.

NOTE 9 - INVESTMENT INCOME


(in thousands)
                                      2001             2000            1999
--------------------------------------------------------------------------------
Dividends                         $ 24,369          $12,294         $12,473
Interest                            63,455           57,025          40,845
Realized gains, net                 54,869           19,718           2,323
Foreign exchange losses, net       (3,629)          (1,311)         (1,924)
Other                              (2,713)            2,382           2,217
--------------------------------------------------------------------------------
INVESTMENT INCOME                 $136,351          $90,108         $55,934
--------------------------------------------------------------------------------

Substantially all of our dividend income was generated by investments in our sponsored investment products. We realized a gain of $32.9 million on the sale of our headquarters building in San Mateo in July 2000. That gain was amortized over 12 months, the period of our leaseback on the building.






                                       51
--------------------------------------------------------------------------------

NOTE 10 - TAXES ON INCOME

Taxes on income for the years ended September 30, 2001, 2000 and 1999 were as follows:

(in thousands)
                                      2001             2000            1999
--------------------------------------------------------------------------------
Current
  Federal                        $  84,220        $  96,074       $  91,141
  State                             16,694           18,558          24,797
  Foreign                           41,532           59,590          45,193
Deferred expense (benefit)          10,623            3,280         (13,758)
--------------------------------------------------------------------------------
TOTAL PROVISION                   $153,069         $177,502        $147,373
--------------------------------------------------------------------------------

Included in income before taxes was $357.0 million, $446.0 million and $356.9 million of foreign income for the years ended September 30, 2001, 2000 and 1999, respectively.

The major components of the net deferred tax liability/asset as of September 30, 2001 and 2000 were as follows:



(in thousands)
                                                                     2001             2000
-------------------------------------------------------------------------------------------------

DEFERRED TAX ASSETS
  State taxes                                                    $  5,186         $  6,511
  Loan loss reserves                                                5,021            3,165
  Deferred compensation and employee benefits                      24,330            6,006
  Restricted stock compensation plan                               34,328           37,094
  Severance and retention compensation                             18,232                -
  Net operating loss and foreign tax credit carry-forwards         65,161           53,627
  Deferred gain on sale of headquarters                                 -           10,511
  Investments                                                       2,399                -
  Other                                                             6,796           10,874
-------------------------------------------------------------------------------------------------
  Total deferred tax assets                                       161,453          127,788
  Valuation allowance for tax carry-forwards                     (52,268)         (53,627)
-------------------------------------------------------------------------------------------------
  Deferred tax assets, net of valuation allowance                 109,185           74,161
DEFERRED TAX LIABILITIES
  Investments                                                           -           12,750
  Depreciation on fixed assets                                     10,842           18,148
  Goodwill and other purchased intangibles                        135,508           38,085
  Deferred commissions                                             12,368            8,473
  Other                                                            19,356            3,730
-------------------------------------------------------------------------------------------------
  Total deferred tax liabilities                                  178,074           81,186
-------------------------------------------------------------------------------------------------
  Net deferred tax (liability) asset                             $(68,889)        $ (7,025)
-------------------------------------------------------------------------------------------------

At September 30, 2001, there were approximately $49 million of foreign net operating loss carry-forwards, approximately $41 million of which expire between 2002 and 2009 with the remaining carry-forwards having an indefinite life. In addition, there are approximately $23 million in Federal operating loss carry-forwards that expire in 2020 and $586 million in state net operating loss carry-forwards that expire between 2008 and 2021. A


                                       52
--------------------------------------------------------------------------------
valuation allowance has been recognized on certain deferred tax assets due to the uncertainty of realizing the benefit of the loss and credit carry-forwards.

We have made no provision for U.S. taxes on $1,687 million of cumulative undistributed earnings of foreign subsidiaries as those earnings are intended to be reinvested for an indefinite period of time. Determination of the potential amount of unrecognized deferred U.S. income tax liability related to such reinvested income is not practicable because of the numerous assumptions associated with this hypothetical calculation; however, foreign tax credits would be available to reduce some portion of this amount.

The following is a reconciliation between the amount of tax expense at the Federal statutory rate and taxes on income as reflected in operations for the years ended September 30, 2001, 2000 and 1999:


(in thousands)
                                                           2001          2000         1999
-------------------------------------------------------------------------------------------------

Federal statutory rate                                      35%           35%          35%
Federal taxes at statutory rate                        $223,226      $258,857     $200,929
State taxes, net of federal tax effect                   11,716        17,586       15,819
Foreign earnings subject to reduced tax rates for
 which no U.S. tax is provided                         (75,963)      (96,260)     (83,954)
Other                                                   (5,910)       (2,681)       14,579
-------------------------------------------------------------------------------------------------
Actual tax provision                                   $153,069      $177,502     $147,373
Effective tax rate                                          24%           24%          26%




NOTE 11 - COMMITMENTS AND CONTINGENCIES

We lease office space and equipment under long-term operating leases expiring at various dates through fiscal year 2017. Lease expense aggregated $30.9 million, $43.1 million and $38.7 million for the fiscal years ended September 30, 2001, 2000 and 1999, respectively. Future minimum lease payments under non-cancelable operating leases are not material.

We entered into an operating lease for our new corporate headquarters in San Mateo, California that expires in fiscal 2005, with additional renewal options for a further period of up to 10 years. In connection with this lease, we are contingently liable under residual guarantees, for approximately $145 million, representing approximately 85% of the total construction costs of $170 million. The lease agreement is not expected to impact our cash flows or financial condition materially during the initial five-year lease period. As the net present value of the minimum lease payments, including the residual guarantee, was less than 90% of the fair value of the leased property at the inception of the lease, this has been classified as an operating lease.

At September 30, 2001, the banking/finance segment had commitments to extend credit aggregating $235.0 million, principally under its credit card lines. Standby letters of credit existed totaling $10.2 million for Fiduciary clients which expire through March 2002. These credits are secured by marketable securities.

We are involved in various claims and legal proceedings that are considered normal in our business. While it is not feasible to predict or determine the final outcome of these proceedings, we do not believe that they should have a material adverse effect on our financial position, results of operations or liquidity.

In February 2001, we signed an agreement with IBM under which IBM assumed management of our data center and distributed server operations. Under the terms of the agreement, we may terminate the agreement any time after March 2004. If we were to terminate the agreement, we would incur a termination charge. The maximum termination charge payable depends on service levels prior to our termination of the agreement, and the amount of costs IBM would incur in winding down the services. Based on September 30, 2001 service levels, this termi-


                                       53
--------------------------------------------------------------------------------
nation fee would approximate $33 million. We do not consider it likely that we will incur this cost. Under the terms of the agreement, we also must pay IBM a transition charge of approximately $2.7 million in March 2003.

NOTE 12 - EMPLOYEE STOCK AWARD AND OPTION PLANS

We sponsor a universal stock plan and an Annual Incentive Compensation Plan ("AICP"). Under the terms of these plans, eligible employees may receive cash and stock awards. Under the terms of the AICP, restricted stock awards are based on our pretax operating income. The universal stock plan provides for the issuance of up to 26 million shares of the common stock for various stock-related awards, including those related to the AICP. As of September 30, 2001, we had approximately 10 million shares available for grant under the universal stock plan, including those related to the AICP. In addition to the annual award of stock under the plan, we may award options and other forms of stock-based compensation to certain employees. Currently, only restricted stock and stock options have been granted. The Compensation Committee of the Board of Directors determines the terms and conditions of awards under the plans. Total compensation cost recognized for stock-based compensation during fiscal 2001, 2000 and 1999 was $28.5 million, $28.9 million and $37.9 million, respectively.

Information regarding stock options is as follows:

(shares in thousands)

                                             2001                   2000                 1999
                                         WEIGHTED               WEIGHTED             WEIGHTED
                                          AVERAGE                AVERAGE              AVERAGE
                                         EXERCISE               EXERCISE             EXERCISE
                                SHARES      PRICE     SHARES       PRICE     SHARES     PRICE
-------------------------------------------------------------------------------------------------

Outstanding, beginning of year   2,222     $32.52      1,315      $32.02        193    $29.32
Granted                          6,640     $38.41      1,108      $32.60      1,243    $31.39
Exercised/cancelled              (465)     $36.70      (201)      $29.73      (121)    $21.24
-------------------------------------------------------------------------------------------------
Outstanding, end of year         8,397     $36.94      2,222      $32.52      1,315    $32.02
Exercisable, end of year         2,602     $35.65        437      $34.44        117    $34.44


The range of exercise prices for these options at September 30, 2001 was from $28.19 to $43.36. Of these, 83% were exercisable at prices ranging from $32.63 to $38.38. The weighted-average remaining contractual life for the options was 7 years.

If we had determined compensation costs for our stock option plans and our Employee Stock Investment Plan (See Note 13) based upon fair values at the grant dates in accordance with the provisions of FAS 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below. For pro forma purposes, the estimated fair value of options is amortized to expense over the options' vesting period.


FOR THE YEARS ENDED SEPTEMBER 30,           2001           2000         1999
--------------------------------------------------------------------------------

Net income (in millions)
  As reported                             $484.7         $562.1       $426.7
  Pro forma                               $445.3         $553.4       $422.5
--------------------------------------------------------------------------------
Basic earnings per share
  As reported                              $1.92          $2.28        $1.69
  Pro forma                                $1.76          $2.25        $1.67
--------------------------------------------------------------------------------
Diluted earnings per share
  As reported                              $1.91          $2.28        $1.69
  Pro forma                                $1.76          $2.24        $1.67
--------------------------------------------------------------------------------




                                       54
--------------------------------------------------------------------------------

The weighted-average estimated fair value of options granted on the date of grant using Black-Scholes option-pricing model was as follows:

FOR THE YEARS ENDED SEPTEMBER 30,         2001           2000          1999
--------------------------------------------------------------------------------
Weighted-average fair value of
  options granted                        $19.58         $15.31        $11.33
Assumptions made:
  Dividend yield                           1%             1%            1%
  Expected volatility                     38%            38%           36%
  Risk-free interest rate                  5%             6%            5%
Expected life                          6 months-        6 months-     6 months-
                                       10 years         8 years       8 years

NOTE 13 - EMPLOYEE STOCK INVESTMENT PLAN

We have a qualified, non-compensatory Employee Stock Investment Plan ("ESIP") which allows participants who meet certain eligibility criteria to purchase shares of our common stock at 90% of their market value on certain defined dates. Our stockholders approved 4 million shares of common stock for issuance under the ESIP. The ESIP is open to substantially all employees of U.S. subsidiaries and certain employees of non-U.S. subsidiaries. At September 30, 2001, approximately 913,000 shares had been purchased on a cumulated basis under the ESIP at a weighted average price of $32.13.

In connection with the ESIP, we may provide matching grants to participants in the ESIP of whole or partial shares of common stock. While reserving the right to change such determination, we have indicated that we will provide one half-share for each share held by a participant for a minimum period of 18 months. Our first matching grant was made in fiscal 2000. During fiscal 2001 and 2000, we issued approximately 81,000 and 84,000 shares at an average market price of $45.04 and $35.52, respectively.

NOTE 14 - OTHER COMPENSATION AND BENEFIT PLANS

Following  the   acquisition   of  Fiduciary  on  April  10,  2001,  we  assumed
responsibility for a number of compensation and benefit plans that Fiduciary had with its employees.

Fiduciary has a noncontributory retirement plan (the "retirement plan") covering substantially all Fiduciary employees who had attained age 21 and completed one year of service. Fiduciary also maintains a nonqualified supplementary executive retirement plan ("SERP") to pay defined benefits to participants in the retirement plan that are in excess of certain limits imposed by Federal tax law. In addition to these pension retirement plans, Fiduciary sponsors a defined benefit healthcare plan that provides post-retirement medical benefits to full-time employees who have worked 10 years and attained age 55 while in service of Fiduciary. As of the date of acquisition, these plans were closed to new entrants.

The benefit obligation at September 30, 2001 in respect of these plans was $34.5 million which exceeded the fair value of plan assets by $15.3 million. As of September 30, 2001, we were fully accrued under these plans. The net periodic benefit cost reflected on our statement of operations was $1.4 million in fiscal 2001.

We used the following assumptions in calculating financial information for these plans:


                                      PENSION BENEFITS      NON-PENSION BENEFITS
--------------------------------------------------------------------------------

 Discount rate                                   7.25%                     7.25%
 Expected return on plan assets                  9.00%                       N/A
 Increase in rate of compensation                5.50%                     5.50%


                                       55
--------------------------------------------------------------------------------

Following the acquisition of Fiduciary, we established a $85 million retention pool aimed at retaining key Fiduciary employees, under which employees will receive both cash payments and options. Salaried employees who remain continuously employed through the applicable dates are eligible for compensation under the program. Excluding the value of options granted, the value of the retention plan is $68 million, and is being expensed over a period ranging from one to five years. During fiscal 2001, we expensed $24 million, including the acceleration of retention payments related to the September 11, 2001 events as described in Note 18.

NOTE 15 - RESTRUCTURING

In December 1998, we adopted a restructuring plan estimated to cost approximately $58.4 million and designed to reduce costs, improve service levels and reprioritize our business activities. All of the total estimated charges were utilized at September 30, 2000.

NOTE 16 - FAIR VALUES OF FINANCIAL INSTRUMENTS

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

As of September 30, 2001, interest-rate swap agreements that expire in February 2003 and August 2004 are accounted for at their fair value of approximately $0.2 million and foreign exchange contracts are carried at fair value of approximately zero.

Debt is valued using publicly-traded debt with similar maturities, credit risk and interest rates. The amounts in the consolidated balance sheet approximate fair values.

NOTE 17 - BANKING REGULATORY RATIOS

Following the Fiduciary acquisition in April 2001, we became a bank holding company and a financial holding company subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined).


                                       56
--------------------------------------------------------------------------------

We believe that, as of September 30, 2001, we exceed the capital adequacy requirements listed below.


(in thousands)                                          2001        Minimum     To be well
                                                                        for    capitalized
                                                                    capital   under prompt
                                                                   adequacy     corrective
                                                                   purposes         action
-------------------------------------------------------------------------------------------

 Total Capital                                    $1,966,075            N/A            N/A
 Tier 1 Capital                                   $1,957,612            N/A            N/A
 Tier 1 Capital (to average assets)                      49%             3%             5%
 Tier 1 Capital (to risk-weighted assets)                72%             4%             6%
 Total Capital (to risk-weighted assets)                 72%             8%            10%



NOTE 18 - SEPTEMBER 11, 2001 EVENT

On September 11, 2001, the headquarters of our subsidiary company, Fiduciary, at Two World Trade Center was destroyed in the terrorist attacks on New York City (the "September 11, 2001 event"). Franklin Templeton Investments has since leased office space for Fiduciary in midtown Manhattan, to resume permanent operations.

The following table shows the financial impact of the event recognized at September 30, 2001:

(in thousands)                  September 11, 2001    Estimated    September 11,
                                       event costs    insurance       2001 event
                                        recognized     proceeds     expense, net
Asset write-offs                           $19,885    $(27,185)         $(7,300)
Employee benefit payments                   16,464         (35)          16,429
Other                                       13,836     (15,316)          (1,480)
--------------------------------------------------------------------------------
Net amount                                 $50,185    $(42,536)          $7,649

Approximately $19.9 million of the estimated costs were for the write-off of an intangible asset related to the lease and the write-off of property and equipment lost in the September 11, 2001 event. The other significant component, $16.5 million related to employee benefit payments, including the acceleration of payments under the employee retention bonus plan related to the acquisition of Fiduciary, and other payments made in respect to victims of the September 11, 2001 event that were employees of Franklin Templeton Investments.

NOTE 19 - NEW ACCOUNTING STANDARDS

In June 2001, Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") were issued. SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and also requires identified intangible assets acquired in a business combination be recognized as an asset apart from goodwill if they meet certain criteria. The impact of the adoption of SFAS 141 on our reported operating results, financial position and existing financial statement disclosure is not expected to be material.

SFAS 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill and indefinite-lived intangible assets, including that acquired before initial application of the standard, will not be amortized but will be tested for impairment at least annually. The new standard is effective for fiscal years beginning after December 15, 2001. Subject to a detailed review, we expect a $50 million reduction of expense related to amortization of goodwill and indefinite-life intangible assets.


                                       57
--------------------------------------------------------------------------------

In August 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), was issued. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and we expect to early adopt this statement on October 1, 2001. The impact of the adoption of SFAS 144 on our reported operating results, financial position and existing financial statement disclosure is not expected to be material.




















                                       58
--------------------------------------------------------------------------------

NOTE 20 - QUARTERLY INFORMATION (UNAUDITED)
(in thousands)

QUARTER                                    FIRST         SECOND         THIRD       FOURTH
-------------------------------------------------------------------------------------------------

2001
Revenues                                $564,074       $577,413      $609,473     $603,883
Operating income                        $148,978       $144,473      $124,696      $93,848
Net income                              $149,465       $131,684      $119,703      $83,869
Earnings per share:
  Basic                                    $0.61          $0.54         $0.46        $0.32
  Diluted                                  $0.61          $0.54         $0.46        $0.32
Dividend per share                        $0.065         $0.065        $0.065       $0.065
Common stock price per share:
  High                                    $45.50         $48.30        $47.40       $46.07
  Low                                     $34.00         $34.20        $36.05       $31.65
-------------------------------------------------------------------------------------------------
2000
Revenues                                $565,667       $612,526      $568,897     $593,050
Operating income                        $167,635       $172,077      $168,832     $154,899
Net income                              $137,522       $143,374      $140,370     $140,823
Earnings per share:
  Basic                                    $0.55          $0.58         $0.58        $0.58
  Diluted                                  $0.55          $0.58         $0.58        $0.58
Dividend per share                         $0.06          $0.06         $0.06        $0.06
Common stock price per share:
  High                                    $35.00         $39.19        $36.25       $45.63
  Low                                     $27.44         $24.63        $28.19       $30.00
-------------------------------------------------------------------------------------------------
1999
Revenues                                $567,679       $554,071      $566,775     $573,972
Operating income                         $90,765       $131,120      $156,506     $160,717
Net income                               $68,492       $102,471      $123,307     $132,441
Earnings per share:
  Basic                                    $0.27          $0.41         $0.49        $0.53
  Diluted                                  $0.27          $0.41         $0.49        $0.52
Dividend per share                        $0.055         $0.055        $0.055       $0.055
Common stock price per share:
  High                                    $45.62         $38.38        $45.00       $43.44
  Low                                     $26.50         $27.00        $27.12       $29.75
-------------------------------------------------------------------------------------------------

Our common stock is traded on the New York Stock Exchange ("NYSE") and the Pacific Exchange, Inc. under the ticker symbol BEN and the London Stock Exchange under the ticker symbol FKR. On September 30, 2001, the closing price of our common stock on the NYSE was $34.67 per share. At November 1, 2001, there were approximately 5,100 shareholders of record.



                                       59
--------------------------------------------------------------------------------

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Franklin Resources, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows present fairly, in all material respects, the consolidated financial position of Franklin Resources, Inc. and its subsidiaries at September 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
San Francisco, California

November 15, 2001











                                       60
--------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS OF REGISTRANT
--------------------------------

The following information on the executive officers of Franklin Templeton Investments, including their principal occupations for the past five (5) years, is given as of November 28, 2001.

JENNIFER J. BOLT
AGE 37

Vice President of FRI since June 1994; officer and/or director of other Company subsidiaries; employed by FRI or subsidiaries in various other capacities for more than the past seven (7) years.

HARMON E. BURNS
AGE 56
DIRECTOR SINCE 1991

Vice Chairman and Director of FRI, formerly Executive Vice President and director of the Company for more than the past seven (7) years; officer and/or director of many other Company subsidiaries; officer and/or director or trustee in 51 investment companies of Franklin Templeton Investments.

MARTIN L. FLANAGAN
AGE 41

President, Member - Office of the President, Chief Financial Officer and Chief Operating Officer of FRI; formerly Senior Vice President; Chief Financial Officer of FRI since December 1995; officer and/or director of many other Company subsidiaries; officer, director and/or trustee in 51 investment companies of Franklin Templeton Investments.

BARBARA GREEN
AGE 54

Vice President and Deputy General Counsel of FRI since January 2000; Vice President, Franklin Templeton Companies, Inc. since March 2000; Senior Vice President, Templeton Worldwide, Inc.; officer in 52 investment companies of Franklin Templeton Investments.

ALLEN J. GULA, JR.
AGE 47

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

DONNA S. IKEDA
AGE 45

Vice President of FRI since October 1993. Previously employed by FRI from 1982 to 1990 as Director of Human Resources.



                                       61
--------------------------------------------------------------------------------

CHARLES B. JOHNSON
AGE 68
DIRECTOR SINCE 1969

Chairman of the Board, Chief Executive Officer and director of the Company; officer and/or director of many other Company subsidiaries; officer and/or director or trustee in 48 investment companies of Franklin Templeton Investments.

CHARLES E. JOHNSON
AGE 45
DIRECTOR SINCE 1993

President, Member - Office of the President, and director of the Company; formerly Senior Vice President and director of the Company for more than the past five (5) years; officer and/or director of many other Company subsidiaries; officer and/or director or trustee in 33 investment companies of Franklin Templeton Investments.

GREGORY E. JOHNSON
AGE 40

President, Member - Office of the President; formerly Vice President of FRI for more than the past five (5) years; officer of many other Company subsidiaries and in one investment company of Franklin Templeton Investments.

RUPERT H. JOHNSON, JR.
AGE 61
DIRECTOR SINCE 1969

Vice Chairman, formerly Executive Vice President and director of the Company for more than the past five (5) years; officer and/or director of many other Company subsidiaries; officer and/or director or trustee in 51 investment companies of Franklin Templeton Investments.

LESLIE M. KRATTER
AGE 56

Senior Vice President of FRI since January 2000 and Secretary since March 1998; formerly Vice President of FRI since March 1993; officer of many other Company subsidiaries.

KENNETH A. LEWIS
AGE 40

Vice President of FRI since September 1996; formerly Corporate Controller of FRI; officer of many other Company subsidiaries. Prior to the Templeton acquisition, employed by various Templeton entities since 1989.

WILLIAM J. LIPPMAN
AGE 76

Senior Vice President of FRI since March 1990; officer and/or director or trustee of other Company subsidiaries and in six investment companies of Franklin Templeton Investments. Until June 1988, President, Chief Executive Officer and director of L.F. Rothschild Fund Management, Inc., Director of L.F. Rothschild Asset Management, Inc., Administrative Managing Director and director of L.F. Rothschild & Co., Incorporated.

MURRAY L. SIMPSON
AGE 64

Executive Vice President and General Counsel of FRI since January 2000; officer in 52 investment companies of Franklin Templeton Investments. Previously Managing Director and Chief Executive Officer of Templeton Franklin Investment Services (Asia), Limited from 1994-2000.



                                       62
--------------------------------------------------------------------------------

CHARLES R. SIMS
AGE 40

Vice President of Finance, Chief Accounting Officer and Treasurer of FRI since June 2000; and Treasurer of FRI and various subsidiaries since September 1997; and assistant treasurer in 53 investment companies of Franklin Templeton Investments. Prior to September 1997, employed as Vice President and Chief Financial Officer of Franklin Templeton Investments Corp. formerly known as Templeton Management Limited. Employed by Franklin Templeton Investments since 1989.

ANNE M. TATLOCK
AGE 62

Vice Chairman, Member - Office of the Chairman and Director of the Company; Chairman of the Board, Chief Executive Officer and Director of Fiduciary Trust Company International, a subsidiary of Company; officer and/or Director of certain other subsidiaries of Company. Director, American General Corp., Fortune Brands, Inc., and Merck & Co., Inc.

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


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Please see the index in Item 8 on page 36 of this Annual Report for a list of the financial statements filed as part of this report.

   (2) Please see the index in Item 8 on page 36 of this Annual Report for a list of the financial statement schedules filed as part of this report.

   (3)    Exhibits:  See Index to Exhibits on Pages 66 to 70.




                                       63
--------------------------------------------------------------------------------

(b)(1) Form 8-K filed on July 27, 2001 reporting under Item 5 "Other Events" an earnings press release, dated July 26, 2001, and including said press release as an Exhibit under Item 7 "Financial Statements and Exhibits."

(c)       See Item 14(a)(3) above.

(d) No separate financial statements are required; schedules are included in Item 8.














                                       64
--------------------------------------------------------------------------------

FRANKLIN RESOURCES, INC.

Date:   December 26, 2001    By:   /s/ Charles B. Johnson
                                   --------------------------------------------
                                   Charles B. Johnson, Chairman, Chief Executive
                                   Officer, and Member - Office of the Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date:   December 26, 2001    By:   /s/ Charles B. Johnson
                                   --------------------------------------------
                                   Charles B. Johnson, Chairman, Chief
                                   Executive Officer,  Member - Office of the
                                   Chairman, and Director

Date:   December 26, 2001    By:   /s/ Harmon E. Burns
                                   --------------------------------------------
                                   Harmon  E.  Burns,  Vice  Chairman, Member
                                   - Office  of the  Chairman, and Director


Date:   December 26, 2001    By:   /s/ Anne M. Tatlock
                                   --------------------------------------------
                                   Anne  M.  Tatlock,  Vice  Chairman, Member
                                   - Office  of the  Chairman, and Director

Date:   December 26, 2001    By:   /s/ Martin L. Flanagan
                                   --------------------------------------------
                                   Martin  L.   Flanagan,   President, Member -
                                   Member - Office of the President, and Chief
                                   Financial Officer

Date:   December 26, 2001    By:   /s/ Allen J. Gula, Jr.
                                   --------------------------------------------
                                   Allen J. Gula, Jr., President,  and Member -
                                   Office of the President

Date:   December 26, 2001    By:   /s/ Charles E. Johnson
                                   --------------------------------------------
                                   Charles E. Johnson, President, Member -
                                   Office  of the  President, and Director

Date:   December 26, 2001    By:   /s/ Gregory E. Johnson
                                   --------------------------------------------
                                   Gregory E. Johnson,  President, and Member -
                                   Office of the President

Date:   December 26, 2001    By:   /s/ Rupert H. Johnson, Jr.
                                   --------------------------------------------
                                   Rupert H. Johnson, Jr., Vice Chairman,
                                   Member - Office of the Chairman, and
                                   Director

Date:   December 26, 2001    By:   /s/ Harry O. Kline
                                   --------------------------------------------
                                   Harry O. Kline, Director

Date:   December 26, 2001    By:   /s/ James A. McCarthy
                                   --------------------------------------------
                                   James A. McCarthy, Director

Date:   December 26, 2001    By:   /s/ Peter M. Sacerdote
                                   --------------------------------------------
                                   Peter M. Sacerdote, Director

Date:   December 26, 2001    By:   /s/ Charles R. Sims
                                   --------------------------------------------
                                   Charles R. Sims,  Vice  President - Finance,
                                   Chief Accounting Officer, and Treasurer

Date:   December 26, 2001    By:   /s/ Louis E. Woodworth
                                   --------------------------------------------
                                   Louis E. Woodworth, Director



                                       65
--------------------------------------------------------------------------------

Exhibits (other than 12, 21 and 23) deleted, but filed with the Securities and Exchange Commission.

                                INDEX TO EXHIBITS

Exhibit No.
-----------

    3(i)(a) Registrant's Certificate of Incorporation, as filed November 28, 1969, incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (the "1994 Annual Report")

    3(i)(b) Registrant's Certificate of Amendment of Certificate of Incorporation, as filed March 1, 1985, incorporated by reference to the 1994 Annual Report

    3(i)(c) Registrant's Certificate of Amendment of Certificate of Incorporation, as filed April 1, 1987, incorporated by reference to the 1994 Annual Report

    3(i)(d)    Registrant's  Certificate  of  Amendment  of  Certificate  of
               Incorporation,   as  filed  February  2,  1994,  incorporated  by
               reference to the 1994 Annual Report

    3(ii) Registrant's Amended and Restated By-laws adopted December 10, 1999, incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999

    4.1 Indenture between the Registrant and The Chase Manhattan Bank (formerly Chemical Bank), as trustee, dated as of May 19, 1994, incorporated by reference to the Company's Registration Statement on Form S-3, filed on April 14, 1994

    4.2 Indenture between Franklin Resources, Inc. and The Bank of New York dated May 11, 2001, incorporated by reference to the Registrant's Registration Statement on Form S-3, filed on August 6, 2001

    4.3 Form of Liquid Yield Option Note due 2031 (Zero Coupon-Senior) (included in Exhibit 4.2 hereto)

    4.4        Registration  Rights Agreement between Franklin  Resources,  Inc.
               and Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch") dated May 11, 2001, incorporated by reference to the Registrant's Registration Statement on Form S-3, filed on August 6, 2001

    10.1 Representative Distribution Plan between Templeton Growth Fund, Inc. and Franklin/Templeton Investor Services, Inc., incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 (the "1993 Annual Report")

    10.2       Representative  Transfer Agent Agreement between Templeton Growth
               Fund,  Inc.  and  Franklin/Templeton   Investor  Services,  Inc.,
               incorporated by reference to the 1993 Annual Report

    10.3 Representative Investment Management Agreement between Templeton Growth Fund, Inc. and Templeton, Galbraith & Hansberger Ltd., incorporated by reference to the 1993 Annual Report

    10.4 Representative Management Agreement between Advisers and the Franklin Group of Funds, incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992 (the "1992 Annual Report")

    10.5 Representative Distribution 12b-1 Plan between Distributors and the Franklin Group of Funds, incorporated by reference to the 1992 Annual Report

    10.6 Amended Annual Incentive Compensation Plan approved January 24, 1995, incorporated by reference to the Company's Proxy Statement filed under cover of Schedule 14A on December 28, 1994 in connection with its Annual Meeting of Stockholders held on January 24, 1995 *

    10.7 Universal Stock Plan approved January 19, 1994, incorporated by reference to the Company's 1995 Proxy Statement filed under cover of Schedule 14A on December 29, 1993 in connection with its Annual Meeting of Stockholders held on January 19, 1994 *

                                       66
--------------------------------------------------------------------------------

    10.8 Representative Amended and Restated Distribution Agreement between Franklin/Templeton Distributors, Inc. and Franklin Federal Tax-Free Income Fund, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 (the "June 1995 Quarterly Report")

    10.9 Distribution 12b-1 Plan for Class II shares between Franklin/Templeton Distributors, Inc. and Franklin Federal Tax-Free Income Fund, incorporated by reference to the June 1995 Quarterly Report

    10.10 Representative Investment Management Agreement between Templeton Global Strategy SICAV and Templeton Investment Management Limited, incorporated by reference to the June 1995 Quarterly Report

    10.11      Representative   Sub-Distribution  Agreement  between  Templeton,
               Galbraith   &   Hansberger   Ltd.   and  BAC  Corp.   Securities,
               incorporated by reference to the June 1995 Quarterly Report

    10.12      Representative   Dealer  Agreement   between   Franklin/Templeton
               Distributors, Inc. and Dealer, incorporated by reference to the June 1995 Quarterly Report

    10.13 Representative Investment Management Agreement between Templeton Investment Counsel, Inc. and Client (ERISA), incorporated by reference to the June 1995 Quarterly Report

    10.14 Representative Investment Management Agreement between Templeton Investment Counsel, Inc. and Client (NON-ERISA), incorporated by reference to the June 1995 Quarterly Report

    10.15 Representative Amended and Restated Transfer Agent and Shareholder Services Agreement between Franklin/Templeton Investor Services, Inc. and Franklin Custodian Funds, Inc., dated July 1, 1995, incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 (the "1995 Annual Report")

    10.16 Representative Amended and Restated Distribution Agreement between Franklin/Templeton Distributors, Inc. and Franklin Custodian Funds, Inc., incorporated by reference to the 1995 Annual Report

    10.17 Representative Class II Distribution Plan between Franklin/Templeton Distributors, Inc. and Franklin Custodian Funds, Inc., on behalf of its Growth Series, incorporated by reference to the 1995 Annual Report

    10.18      Representative   Dealer  Agreement   between   Franklin/Templeton
               Distributors, Inc. and Dealer, incorporated by reference to the 1995 Annual Report

    10.19 Representative Mutual Fund Purchase and Sales Agreement for Accounts of Bank and Trust Company Customers, effective July 1, 1995, incorporated by reference to the 1995 Annual Report

    10.20 Representative Management Agreement between Franklin Value Investors Trust, on behalf of Franklin MicroCap Value Fund, and Franklin Advisers, Inc., incorporated by reference to the 1995 Annual Report

    10.21      Representative   Sub-Distribution  Agreement  between  Templeton,
               Galbraith & Hansberger Ltd. and Sub-Distributor, incorporated by reference to the 1995 Annual Report

    10.22 Representative Non-Exclusive Underwriting Agreement between Templeton Growth Fund, Inc. and Templeton Franklin Investment Services (Asia) Limited, dated September 18, 1995, incorporated by reference to the 1995 Annual Report

    10.23 Representative Shareholder Services Agreement between Franklin/Templeton Investor Services, Inc. and Templeton Franklin Investment Services (Asia) Limited, dated September 18, 1995, incorporated by reference to the 1995 Annual Report

    10.24 Agreement to Merge the Businesses of Heine Securities Corporation, Elmore Securities Corporation and Franklin Resources, Inc., dated June 25, 1996, incorporated by reference to the Company's Report on Form 8-K dated June 25, 1996


                                       67
--------------------------------------------------------------------------------

    10.25 Subcontract for Transfer Agency and Shareholder Services dated November 1, 1996 by and between Franklin Investor Services, Inc. and PFPC Inc., incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (the "1996 Annual Report")

    10.26      Representative  Sample of  Franklin/Templeton  Investor Services,
               Inc.   Transfer  Agent  and   Shareholder   Services   Agreement,
               incorporated by reference to the 1996 Annual Report

    10.27 Representative Administration Agreement between Templeton Growth Fund, Inc. and Franklin Templeton Services, Inc., incorporated by reference to the 1996 Annual Report

    10.28 Representative Sample of Fund Administration Agreement with Franklin Templeton Services, Inc., incorporated by reference to the 1996 Annual Report

    10.29      Representative   Subcontract  for  Fund  Administrative  Services
               between Franklin Advisers, Inc. and Franklin Templeton Services, Inc., incorporated by reference to the 1996 Annual Report

    10.30 Representative Investment Advisory Agreement between Franklin Mutual Series Fund Inc. and Franklin Mutual Advisers, Inc., incorporated by reference to the 1996 Annual Report

    10.31      Representative  Management  Agreement between Franklin  Valuemark
               Funds  and  Franklin  Mutual  Advisers,   Inc.,  incorporated  by
               reference to the 1996 Annual Report

    10.32 Representative Investment Advisory and Asset Allocation Agreement between Franklin Templeton Fund Allocator Series and Franklin Advisers, Inc., incorporated by reference to the 1996 Annual Report

    10.33 Representative Management Agreement between Franklin New York Tax-Free Income Fund, Inc. and Franklin Investment Advisory Services, Inc., incorporated by reference to the 1996 Annual Report

    10.34 1998 Employee Stock Investment Plan approved January 20, 1998, incorporated by reference to the Company's Proxy Statement filed under cover of Schedule 14A on December 17, 1997 in connection with its Annual Meeting of Stockholders held on January 20, 1998

    10.35 System Development and Services Agreement dated as of August 29, 1997 by and between Franklin/Templeton Investor Services, Inc. and Sungard Shareholder Systems, Inc., incorporated by reference to the 1997 Annual Report

    10.36 1998 Universal Stock Incentive Plan approved October 16, 1998 by the Board of Directors, incorporated by reference to the Company's Proxy Statement filed under cover of Schedule 14A on December 23, 1998 in connection with its Annual Meeting of Stockholders held on January 28, 1999*

    10.37 Amendment No. 3 to the Agreement to Merge the Businesses of Heine Securities Corporation, Elmore Securities Corporation and Franklin Resources, Inc., dated December 17, 1997, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997


    10.38 Representative Agreement for the Supply of Investment Management and Administration Services, dated February 16, 1998, by and between Templeton Funds and Templeton Investment Management Limited, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998

    10.39 Representative Investment Management Agreement between Templeton Investment Counsel, Inc. and Client (ERISA), as amended, incorporated by reference to the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 1998 (the "1998 Annual Report")

    10.40 Representative Investment Management Agreement between Templeton Investment Counsel, Inc. and Client (NON-ERISA), as amended, incorporated by reference to the 1998 Annual Report

                                       68
--------------------------------------------------------------------------------

    10.41 Representative Variable Insurance Fund Participation Agreement among Templeton Variable Products Series Fund or Franklin Valuemark Fund, Franklin/Templeton Distributors, Inc. and an insurance company, incorporated by reference from the form 10-Q for the quarter ended December 31, 1998

    10.42 Purchase Agreement between Mariners Island Co-Tenancy and Keynote Systems, Inc. dated April 25, 2000, incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended June 30, 2000

    10.43 Acquisition Agreement dated July 26, 2000 among Franklin Resources, Inc., FTI Acquisition and Bissett & Associates Investment Management, Ltd., incorporated by reference to the Company's Report on Form 8-K dated August 1, 2000

    10.44 Agreement and Plan of Share Acquisition between Franklin Resources, Inc. and Fiduciary Trust Company International dated October 25, 2000, incorporated by reference to the Company's Report on Form 8-K/A (Amendment No. 1) dated October 25, 2000 and filed on October 26, 2000

    10.45 Representative Amended and Restated Distribution Agreement among Templeton Emerging Markets Fund, Templeton Canadian Bond Fund, Templeton International Stock Fund, Templeton Canadian Stock Fund, Templeton Global Smaller Companies Fund, Templeton Global Bond Fund, Templeton Treasury Bill Fund, Templeton Global Balanced Fund, Templeton International Balanced Fund, Templeton Canadian Asset Allocation Fund, Mutual Beacon Fund, Franklin U.S. Small Cap Growth Fund, Templeton Balanced Fund, Templeton Growth Fund, Ltd., Templeton Management Limited and FEP Capital, L.P. dated December 31, 1998, incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (the "2000 Annual Report")

    10.46 Representative Purchase and Sales Agreement by and among Franklin/Templeton Distributors, Inc., Franklin Resources, Inc. and Lightning Finance Company Limited dated August 1, 1999, incorporated by reference to the 2000 Annual Report

    10.47 Representative Advisory Agreement between Templeton Global Advisers Limited and Templeton Asset Management Limited dated December 21, 1999, incorporated by reference to the 2000 Annual Report

    10.48 Representative Amended and Restated Commission Paying Agreement between Templeton Global Strategy Funds, Templeton Global Advisors Limited, Templeton Global Strategic Services S.A., and Lightning Finance Company Limited dated January 31, 2000, incorporated by reference to the 2000 Annual Report

    10.49 Representative Variable Insurance Fund Participation Agreement among Franklin Templeton Variable Insurance Products Trust (formerly Franklin Valuemark Funds), Franklin/Templeton Distributors, Inc. and CUNA Mutual Life Insurance Company dated May 1, 2000, incorporated by reference to the 2000 Annual Report

    10.50 Stock Purchase Agreement between Good Morning Securities Co., Ltd. and Templeton Investment Counsel, Inc. dated June 29, 2000, incorporated by reference to the 2000 Annual Report

    10.51 Agreement entered into between NEDCOR Investment Bank Holdings Limited, NEDCOR Investment Bank Limited, Templeton International, Inc., Franklin Templeton Asset Management (Proprietary) Limited and Templeton Global Advisors Limited dated August 1, 2000, incorporated by reference to the 2000 Annual Report

    10.52 Representative Amended and Restated Distribution Agreement between Franklin/Templeton Distributors, Inc. and Franklin Growth and Income Fund dated August 10, 2000, incorporated by reference to the 2000 Annual Report

    10.53 Employment Agreement entered into on December 22, 2000 by and among Anne M. Tatlock, Fiduciary Trust Company International and Franklin Resources, Inc., incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended December 31, 2000

                                       69
--------------------------------------------------------------------------------

    10.54 Amended and Restated 1998 Universal Stock Incentive Plan as approved by the Board of Directors on October 28, 2000 and the Stockholders at the Annual Meeting held on January 25, 2001, incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended December 31, 2000*

    10.55 Representative Sub-Advisory Agreement between FTTrust Company, on behalf of Templeton International Smaller Companies Fund, Templeton Investment Counsel, LLC and Templeton Asset Management Limited, dated January 23, 2001, incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended March 31, 2001

    10.56 Managed Operations Services Agreement between Franklin Templeton Companies, LLC, and International Business Machines Corporation dated February 6, 2001, incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended March 31, 2001

    10.57 Representative Agency Agreement between FTTrust Company and Franklin/Templeton Investor Services, LLC, dated April 1, 2001, incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended March 31, 2001

    10.58 Lease between RCPI Landmark Properties, L.L.C. and Franklin Templeton Companies, LLC dated September 30, 2001

    10.59      Synthetic Lease  Financing  Facility  Agreements  dated September
               27, 1999

    10.60 Representative Amended and Restated Master Management Agreement between Franklin Templeton Investment Corp., as Trustee of Mutual funds and Franklin Templeton Investment Corp., as Manager, dated May 31, 2001

    10.61 Representative Master Management Agreement dated May 31, 2001 between Franklin Templeton Tax Class Corp. and Franklin Templeton Investments Corp.

    12         Computation of Ratios of Earnings to Fixed Charges

    21         List of Subsidiaries

    23         Consent of Independent Auditors

               * Compensatory Plan



                                       70
--------------------------------------------------------------------------------