Form 10-Q
period 2001-12-31
FRANKLIN RESOURCES INC
filed 2002-02-13
CIK 38777

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For Quarterly Period Ended December 31, 2001
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

YES  X    NO
   -----     -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Outstanding: 261,386,285 shares, common stock, par value $.10 per share at January 31, 2002.


--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED

                                                                       Three months ended
                                                                           December 31
(in thousands, except per share data)                               2001                  2000
-------------------------------------------------------------------------------------------------

OPERATING REVENUES:
   Investment management fees                                   $356,798              $345,785
   Underwriting and distribution fees                            192,007               164,362
   Shareholder servicing fees                                     47,341                48,222
   Other, net                                                     22,061                 5,705
-------------------------------------------------------------------------------------------------
      TOTAL OPERATING REVENUES                                   618,207               564,074
-------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
   Underwriting and distribution                                 172,267               145,684
   Compensation and benefits                                     160,143               141,859
   Information systems, technology and occupancy                  74,594                57,528
   Advertising and promotion                                      26,425                22,126
   Amortization of deferred sales commissions                     16,743                18,236
   Amortization of intangible assets                               4,375                 9,909
   Other                                                          20,795                19,754
-------------------------------------------------------------------------------------------------
      TOTAL OPERATING EXPENSES                                   475,342               415,096
-------------------------------------------------------------------------------------------------

Operating income                                                 142,865               148,978

OTHER INCOME/(EXPENSES):
   Investment and other income                                    18,329                49,956
   Interest expense                                              (3,168)               (2,270)
-------------------------------------------------------------------------------------------------
      Other income, net                                           15,161                47,686
-------------------------------------------------------------------------------------------------

Income before taxes on income                                    158,026               196,664
Taxes on income                                                   39,507                47,199

-------------------------------------------------------------------------------------------------
NET INCOME                                                      $118,519              $149,465
-------------------------------------------------------------------------------------------------

Earnings per share:
   Basic and diluted                                               $0.45                 $0.61
Dividends per share                                               $0.070                $0.065


    The accompanying notes are an integral part of these consolidated financial statements.

                                       2
--------------------------------------------------------------------------------


FRANKLIN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

                                                           UNAUDITED
                                                         DECEMBER 31       SEPTEMBER 30
(in thousands)                                                  2001               2001
-------------------------------------------------------------------------------------------------

ASSETS:
Current assets:
   Cash and cash equivalents                                $718,170           $497,241
   Receivables:
    Sponsored investment products                            242,666            233,086
    Other                                                     53,520             63,079
   Investment securities, available-for-sale               1,103,176          1,027,975
   Prepaid expenses and other                                100,830            108,895

---------------------------------------------------------------------------------------------
    Total current assets                                   2,218,362          1,930,276
---------------------------------------------------------------------------------------------

Banking/finance assets:
   Cash and cash equivalents                                  70,158             71,736
   Loans receivable, net                                     349,043            555,314
   Investment securities, available-for-sale                 551,387            484,280
   Other                                                      14,127            117,914

---------------------------------------------------------------------------------------------
    Total banking/finance assets                             984,715          1,229,244
---------------------------------------------------------------------------------------------

Other assets:
   Deferred sales commissions                                119,716            104,082
   Property and equipment, net                               435,275            449,626
   Intangible assets, net                                    697,440            702,198
   Goodwill                                                1,287,005          1,286,622
   Receivable from banking/finance group                      60,854            307,214
   Other                                                     286,236            256,388

---------------------------------------------------------------------------------------------
    Total other assets                                     2,886,526          3,106,130
---------------------------------------------------------------------------------------------

    TOTAL ASSETS                                          $6,089,603         $6,265,650
=============================================================================================


    The accompanying notes are an integral part of these consolidated financial statements.

                                       3
--------------------------------------------------------------------------------


FRANKLIN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
                                                           UNAUDITED
                                                         DECEMBER 31       SEPTEMBER 30
(in thousands except share data)                                2001               2001
---------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS'
EQUITY:
Current liabilities:
 Compensation and benefits                                   144,601            221,672
 Current maturities of long-term debt                          8,275              8,361
 Accounts payable and accrued expenses                       130,463            127,918
 Commissions                                                  84,002             83,518
 Income taxes                                                 14,421             11,925
 Other                                                         3,921              4,039
---------------------------------------------------------------------------------------------
  Total current liabilities                                  385,683            457,433
---------------------------------------------------------------------------------------------

Banking/finance liabilities:
 Payable to Parent                                            60,854            307,214
 Deposits                                                    695,241            723,608
 Other                                                        79,956             39,839
---------------------------------------------------------------------------------------------
  Total banking/finance liabilities                          836,051          1,070,661
---------------------------------------------------------------------------------------------

Other liabilities:
 Long-term debt                                              583,793            566,013
 Other                                                       191,959            193,647
---------------------------------------------------------------------------------------------
  Total other liabilities                                    775,752            759,660
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
  Total liabilities                                        1,997,486          2,287,754
---------------------------------------------------------------------------------------------

Stockholders' equity:
 Preferred stock, $1.00 par value, 1,000,000 shares
 authorized; none issued                                           -                  -

 Common stock, $0.10 par value, 500,000,000 shares
 authorized; 261,341,550 and 260,797,545 shares
 issued and outstanding, for December and
 September, respectively                                      26,134             26,080
 Capital in excess of par value                              675,932            657,878
 Retained earnings                                         3,443,156          3,342,979
 Accumulated other comprehensive loss                       (53,105)           (49,041)
---------------------------------------------------------------------------------------------
  Total stockholders' equity                               4,092,117          3,977,896
---------------------------------------------------------------------------------------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $6,089,603         $6,265,650
=============================================================================================


    The accompanying notes are an integral part of these consolidated financial statements.


                                       4
--------------------------------------------------------------------------------


FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED                                                              THREE MONTHS
                                                                           ENDED
                                                                        DECEMBER 31
(in thousands)                                                      2001           2000
-------------------------------------------------------------------------------------------

Net income                                                      $118,519       $149,465

Adjustments to reconcile net income to net cash
  Provided by operating activities:
Decrease in receivables, prepaid expenses and other              107,148         19,726
Advances of deferred sales commissions                          (34,616)       (20,098)
Increase in other current liabilities                             44,536         12,025
Increase in income taxes payable                                   2,495         10,303
Increase in commissions payable                                      484         10,705
Decrease in accrued compensation and benefits                   (54,533)       (82,809)
Depreciation and amortization                                     45,399         50,333
Gains on disposition of assets                                   (3,387)       (31,572)
-------------------------------------------------------------------------------------------
Net cash provided by operating activities                        226,045        118,078
-------------------------------------------------------------------------------------------

Purchase of investments                                        (688,946)       (44,183)
Liquidation of investments                                       541,013        439,418
Purchase of banking/finance investments                         (30,389)        (5,939)
Liquidation of banking/finance investments                         7,825          3,269
Proceeds from securitization of loans receivable                 299,980              -
Net origination of loans receivable                             (94,983)       (31,440)
Addition of property and equipment                               (9,656)       (18,055)
Acquisition of subsidiaries, net of cash acquired                      -       (94,483)
-------------------------------------------------------------------------------------------
Net cash provided by investing activities                         24,844        248,587
-------------------------------------------------------------------------------------------

(Decrease)/ increase in bank deposits                           (28,367)            658
Exercise of common stock options                                   2,904          1,020
Dividends paid on common stock                                  (16,891)       (14,623)
Purchase of stock                                                (7,688)        (7,906)
Issuance of debt                                                  20,157         60,533
Payments on debt                                                 (1,653)       (68,607)
-------------------------------------------------------------------------------------------
Net cash used in financing activities                           (31,538)       (28,925)
-------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                            219,351        337,740
Cash and cash equivalents, beginning of  period                  568,977        746,005
-------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                        $788,328     $1,083,745
-------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
 Value of common stock issued, principally restricted stock      $23,752        $23,811


    The accompanying notes are an integral part of these consolidated financial statements.

                                       5
--------------------------------------------------------------------------------

                            FRANKLIN RESOURCES, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2001
                                   (Unaudited)

  1. Basis of Presentation
     ---------------------

     We have prepared these unaudited interim financial statements of Franklin Resources, Inc. and its consolidated subsidiaries (the "Company") in accordance with the instructions to Form 10-Q and pursuant to the rules and regulations of the Securities and Exchange Commission. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles pursuant to such rules and regulations. In our opinion, all appropriate adjustments necessary for a fair statement of the results of operations have been made for the periods shown. All adjustments are of a normal recurring nature. You should read these financial statements in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

 2.  Debt
     ----

     In May 2001, we received approximately $490 million in net proceeds upon the closing of the sale of $877 million principal amount at maturity of zero-coupon convertible senior notes due 2031 (the "Convertible Notes"). At December 31, 2001, the amount included in long-term debt in respect of the Convertible Notes was $501 million in principal and $6 million of accrued interest. The Convertible Notes, which were offered to qualified institutional buyers only, carry a yield to maturity of 1.875% per annum, with an initial conversion premium of 43%. Each of the $1,000 (principal amount at maturity) Convertible Notes is convertible into 9.3604 shares of our common stock. We may redeem the Convertible Notes for cash on or after May 11, 2006 at their accreted value. We may be required to repurchase the Convertible Notes at their accreted value, at the option of the holders, on May 11 of 2003, 2004, 2006, 2011, 2016, 2021 and 2026. In this event, we may choose to pay the purchase price for such repurchases in cash or shares of our common stock.

     We did not have any commercial paper outstanding or medium term notes issued at December 31, 2001.

 3.  Comprehensive Income
     --------------------

     The following table shows comprehensive income for the three months ended December 31, 2001 and 2000.

        (in thousands)                                      2001            2000
        ------------------------------------------------------------------------
        Net income                                      $118,519        $149,465

        Change in net unrealized gain (loss) on
          available-for-sale securities, net of tax        2,571        (35,730)
        ------------------------------------------------------------------------
        Foreign currency translation adjustment          (6,635)         (4,060)
        ------------------------------------------------------------------------
        Comprehensive income                            $114,455        $109,675
        ========================================================================

                                       6
--------------------------------------------------------------------------------

 4.  Segment Information
     -------------------

     We have two operating segments: investment management and banking/finance. The investment management segment derives substantially all of its revenues and net income from providing investment advisory, fund administration, distribution and related services to our sponsored investment products. The banking/finance segment offers consumer lending and selected retail-banking services to high net-worth individuals and corporations.

     Financial information for our two operating segments for the quarters ended December 31, 2001 and 2000 is presented in the table below. Operating revenues of the banking/finance segment are reported net of interest expense and provision for loan losses.

                                                                Income
                                              Assets            before        Operating
       (in thousands)                                            taxes         revenues
     ------------------------------------------------------------------------------------

       As of and for the quarter ended
       December 31, 2001
        Investment management             $5,104,888          $142,681         $598,959
        Banking/finance                      984,715            15,345           19,248
     ------------------------------------------------------------------------------------
        Company totals                    $6,089,603          $158,026         $618,207
     ====================================================================================

       As of and for the quarter ended
       December 31, 2000
        Investment management             $3,753,206          $195,143         $557,360
        Banking/finance                      339,171             1,521            6,714
     ------------------------------------------------------------------------------------
        Company totals                    $4,092,377          $196,664         $564,074
     ====================================================================================


 5.  Earnings per Share
     ------------------

     Earnings per share were computed as follows:

                                                                   Three months ended
                                                                       December 31

     (in thousands except per share amounts)                       2001           2000
     ------------------------------------------------------------------------------------

     Net income                                                $118,519       $149,465
     ====================================================================================

     Weighted-average shares outstanding - basic                260,981        243,708
     Incremental shares from assumed conversions                    655            701
     ------------------------------------------------------------------------------------
     Weighted-average shares outstanding - diluted              261,636        244,409
     ====================================================================================


     Earnings per share:
      Basic and diluted                                           $0.45          $0.61


                                       7
--------------------------------------------------------------------------------

 6.  Securitization of Loans Receivable
     ----------------------------------

     In December 2001, we sold auto loans receivable with a net book value of $306.3 million to a securitization trust. The gross sale proceeds of this securitization were $319.7 million and we recorded a pre-tax gain of $13.4 million on the transaction. Significant assumptions used in determining the gain were an excess cash flow discount rate of 12% and a cumulative credit loss rate of 3.76%.

 7.  Commitments and Contingencies
     -----------------------------

     Under an operating lease for our global corporate headquarters in San Mateo, California, we are contingently liable for approximately $145 million in residual guarantees, representing approximately 85% of the total construction costs of $170 million. The lease is classified as an operating lease as the net present value of the minimum lease payments, including the residual guarantee estimate, was less than 90% of the fair value of the leased property at the inception of the lease.

     In February 2001, we signed an agreement with IBM under which IBM assumed management of our data center and distributed server operations. Under the terms of the agreement, we may terminate the agreement any time after March 2004. If we were to terminate the agreement, we would incur a termination charge. The maximum termination charge payable depends on service levels prior to our termination of the agreement, and the amount of costs IBM would incur in winding down the services. Based on December 31, 2001 service levels, this termination fee would approximate $37.4 million. We do not consider it likely that we will incur this cost. Under the terms of the agreement, we also must pay IBM a transition charge of approximately $2.7 million in March 2003.

     We lease office space and equipment under long-term operating leases. Future minimum lease payments under non-cancelable leases are not material.

     At December 31, 2001, the banking/finance operating segment had commitments to extend credit aggregating $252.2 million, principally under its credit card lines, and standby letters of credit totaling $10.2 million, which are secured by marketable securities.

     We are involved in various claims and legal proceedings that are considered normal in our business. While it is not feasible to predict or determine the final outcome of these proceedings, we do not believe that they should have a material adverse effect on our financial position, results of operations or liquidity.

 8.  Banking Regulatory Ratios
     -------------------------

     Following the acquisition of Fiduciary Trust Company International ("Fiduciary") in April 2001, we became a bank holding company and a financial holding company subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory

                                       8
--------------------------------------------------------------------------------
     accounting practices. Our capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) and of Tier 1 capital to average assets (as defined in the regulations). We believe that, as of December 31, 2001, we exceed the capital adequacy requirements listed below.



                                                 Three months     Minimum for     To be well
                                                        ended         capital    capitalized
                                                 December 31,        adequacy   under prompt
        (in thousands)                                   2001        purposes     corrective
                                                                                      action
        ---------------------------------------- --------------- -------------- ---------------
        Total Capital                              $2,071,789             N/A            N/A
        Tier 1 Capital                             $2,062,748             N/A            N/A
        Tier 1 Capital (to average assets)                50%              3%             5%
        Tier 1 Capital (to risk-weighted assets)          84%              4%             6%
        Total Capital (to risk-weighted assets)           84%              8%            10%

 9.  Adoption of New Accounting Standards
     ------------------------------------

     Effective October 1, 2001, we adopted Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill and indefinite-lived intangible assets, including that acquired before initial application of the standard, will not be amortized but will be tested for impairment at least annually. Accordingly, effective October 1, 2001, we ceased amortization on goodwill and indefinite-lived assets, which resulted in an amortization expense reduction of approximately $12.5 million ($9.4 million net of tax) and a $0.04 increase in basic and diluted earnings per share. Our goodwill and intangible assets are primarily attributable to our investment management operating segment. Indefinite-lived intangible assets represent the value of management contracts related to our mutual funds and other investment products. At December 31, 2001 we had not recorded any impairment of our goodwill and indefinite-lived assets. In accordance with the new pronouncement, we are currently reviewing our goodwill and intangible assets for impairment. This process will be completed by March 31, 2002.






                                        9
--------------------------------------------------------------------------------

     The following table reflects our results adjusted as though we had adopted SFAS 142 on October 1, 2000.

                                                                       Three months ended
                                                                          December 31

       (in thousands except per share amounts)                         2001         2000
       ------------------------------------------------------------------------------------
       Net income as reported                                      $118,519     $149,465
       Goodwill amortization                                              -        5,732
       Indefinite-lived intangibles amortization                          -        3,288
       Tax effect at effective tax rate                                   -      (2,165)
       Net income as adjusted                                      $118,519     $156,320

       Basic and diluted earnings per share as reported               $0.45        $0.61
       Basic and diluted earnings per share as adjusted               $0.45        $0.64


     Intangible assets at December 31, 2001 were as follows:

                                                   Gross
                                                Carrying     Accumulated       Net Carrying
         (in thousands)                           Amount    amortization             Amount
         --------------------------------------------------------------------------------------

      Amortized intangible assets:
      Customer base                             $232,191       $(11,783)           $220,408
      Other                                       31,545        (17,440)             14,105
                                           ----------------------------------------------------
                                                 263,736        (29,223)            234,513

      Non-amortized intangible assets:
      Management contracts                       462,927               -            462,927
                                              -------------------------------------------------
      Intangible Assets, net                    $726,663       $(29,223)           $697,440



     Substantially all of the intangible assets relate to the investment management operating segment.

     Estimated amortization expense for each of the 5 succeeding fiscal years is as follows:

      (in thousands)                                             Amount
      -----------------------------------------------------------------

      Fiscal year ended September 30:
      2002                                                      $17,109
      2003                                                       16,951
      2004                                                       16,951
      2005                                                       16,951
      2006                                                       16,951


                                       10
--------------------------------------------------------------------------------

     On October 1, 2001, we also adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement addresses financial accounting and reporting for the impairment or disposal of long- lived assets and broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The impact of SFAS 144 on our reported operating results, financial position and existing financial statement disclosure was not material.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In this section, we discuss our results of operations and our financial condition. We also make some statements relating to the future, which are called "forward-looking" statements. Although we do our best to make clear and accurate forward-looking statements, the actual results and outcomes could be significantly different from those that we discuss in this document. For this reason, you should not rely too heavily on these forward-looking statements. You should review the "Risk Factors" section below, where we discuss these statements in more detail.

GENERAL

The majority of our operating revenues, operating expenses and net income are derived from providing investment management and related services to retail mutual funds, institutional and high net-worth and separate accounts, and other investment products. This is our primary business activity and operating segment.

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










                                       11
--------------------------------------------------------------------------------


ASSETS UNDER MANAGEMENT
                                                     December 31         December 31
(in billions)                                               2001                2000
------------------------------------------------------------------------------------------

Equity:
   Global/international                                    $89.4               $96.4
   Domestic (U.S.)                                          51.7                50.0
------------------------------------------------------------------------------------------
      Total equity                                         141.1               146.4
------------------------------------------------------------------------------------------

Hybrid                                                      38.6                10.1
Fixed-income:
  Tax-free                                                  48.3                45.0
  Taxable
     Domestic                                               25.1                16.2
     Global/international                                    7.4                 3.7
------------------------------------------------------------------------------------------
      Total fixed-income                                    80.8                64.9
------------------------------------------------------------------------------------------

Money                                                        5.8                 5.5

------------------------------------------------------------------------------------------
Total                                                     $266.3              $226.9
==========================================================================================
Simple monthly average for the three-month period (1)     $256.4              $226.5
==========================================================================================

(1)  Investment  management  fees from  approximately  45% of our  assets  under management at
December 31, 2001 are calculated using a daily average.


Our assets under management at December 31, 2001 were $266.3 billion, 17% higher than they were a year ago. Simple monthly average assets during the quarter ended December 31, 2001 increased 13% this quarter over the same period a year ago. The change in the absolute level and simple monthly average assets under management was mainly due to the addition of Fiduciary assets under management acquired in April 2001, offset by market depreciation year over year.

The following table shows the relative composition of assets under management.


As of December 31,                                                 2001               2000
-------------------------------------------------------------------------------------------

Percentage of total assets under management
Equity                                                              53%                65%
Fixed-income                                                        30%                29%
Hybrid                                                              15%                 4%
Money                                                                2%                 2%
-------------------------------------------------------------------------------------------
Total                                                              100%               100%

The change in the composition of assets under management resulted from the inclusion of the Fiduciary assets under management throughout the period ended December 2001 and the market depreciation in equity assets. Approximately 64% of Fiduciary's assets under management were classified as hybrid assets at the time of acquisition in April 2001. This change in mix had the additional effect of lowering our effective fee rate on assets managed as a greater percentage of

                                       12
--------------------------------------------------------------------------------
assets under management are in the fixed-income and hybrid categories which generally carry a lower management fee than equity assets.

The change in our assets under management was as follows.

                                                 Three months ended
                                                    December 31,              Percent
(in billions)                                   2001             2000          Change
-----------------------------------------------------------------------------------------

Beginning assets under management             $246.4           $229.9              7%
Sales                                           18.9             12.7             49%
Reinvested dividends                             2.6              5.4           (52)%
Redemptions                                   (15.5)           (15.5)              0%
Acquisitions                                       -              3.7          (100)%
Appreciation/ (depreciation)                    13.9            (9.3)             N/A
-----------------------------------------------------------------------------------------
Ending assets under management                $266.3           $226.9             17%

The acquisitions of Bissett and Associates Investment Management Ltd. ("Bissett") in October 2000 and Fiduciary in April 2001 increased our assets under management by $3.7 and $45.8 billion, respectively. For the quarter ended December 31, 2001, sales and reinvested dividends exceeded redemptions ("net inflows") complex-wide by $6.0 billion, compared to net inflows of $2.6 billion in the same period last year. Market appreciation of $13.9 billion in the quarter ended December 31, 2001 occurred within the Domestic and Global/international equity markets. The chart below summarizes changes in assets by product class.














                                       13
--------------------------------------------------------------------------------


                                         Three months ended December 31  Percent
(in billions)                                   2001         2000         Change
---------------------------------------------------------------------------------------

GLOBAL/INTERNATIONAL EQUITY
Beginning assets under management              $80.2        $97.6          (18)%
Sales                                            7.2          3.7            95%
Reinvested dividends                             0.8          2.9          (72)%
Redemptions                                    (6.9)        (6.7)             3%
Acquisitions                                       -          2.2         (100)%
Appreciation/ (depreciation)                     8.1        (3.3)            N/A
---------------------------------------------------------------------------------------
Ending assets under management                  89.4         96.4           (7)%
DOMESTIC EQUITY
Beginning assets under management               44.5         53.9          (17)%
Sales                                            3.4          3.4             0%
Reinvested dividends                             1.1          1.7          (35)%
Redemptions                                    (2.2)        (2.3)           (4)%
Acquisitions                                       -            -              -
Appreciation/ (depreciation)                     4.9        (6.7)            N/A
---------------------------------------------------------------------------------------
Ending assets under management                  51.7         50.0             3%
HYBRID
Beginning assets under management               36.1          9.3           288%
Sales                                            1.2          0.2           500%
Reinvested dividends                             0.1          0.2          (50)%
Redemptions                                    (0.5)        (0.4)            25%
Acquisitions                                       -          1.1              -
Appreciation/ (depreciation)                     1.7        (0.3)            N/A
---------------------------------------------------------------------------------------
Ending assets under management                  38.6         10.1           282%
TAX-FREE INCOME
Beginning assets under management               48.4         44.0            10%
Sales                                            1.6          0.9            78%
Reinvested dividends                             0.3          0.3             0%
Redemptions                                    (1.2)        (1.2)             0%
Acquisitions                                       -            -              -
(Depreciation)/ appreciation                   (0.8)          1.0            N/A
---------------------------------------------------------------------------------------
Ending assets under management                  48.3         45.0             7%
TAXABLE FIXED INCOME
Beginning assets under management               31.6         19.8            60%
Sales                                            2.6          1.5            73%
Reinvested dividends                             0.2          0.2             0%
Redemptions                                    (2.0)        (1.3)            54%
Acquisitions                                       -          0.4         (100)%
Appreciation/ (depreciation)                     0.1        (0.7)            N/A
---------------------------------------------------------------------------------------
Ending assets under management                  32.5         19.9            63%
MONEY
Beginning assets under management                5.6          5.3             6%
Sales                                            2.9          3.0           (3)%
Reinvested dividends                             0.1          0.1             0%
Redemptions                                    (2.7)        (3.6)          (25)%
Acquisitions                                       -            -              -
(Depreciation)/ appreciation                   (0.1)          0.7            N/A
---------------------------------------------------------------------------------------
Ending assets under management                  $5.8         $5.5             5%
---------------------------------------------------------------------------------------
TOTAL ENDING ASSETS UNDER MANAGEMENT          $266.3       $226.9            17%
---------------------------------------------------------------------------------------


                                       14
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS
                                             Three months ended
                                                 December 31             Percent
                                             2001           2000          Change
--------------------------------------------------------------------------------
Net income (in millions)                   $118.5         $149.5           (21)%
Earnings per share
   Basic and diluted                        $0.45          $0.61           (26)%

Operating margin                              23%            26%               -
EBITDA margin (1)                             30%            38%               -
--------------------------------------------------------------------------------

(1) EBITDA margin is earnings before interest, taxes on income, depreciation and the amortization of intangibles (not including amortization of deferred sales commissions) divided by total revenues.

Net income during the quarter ended December 31, 2001 decreased 21% compared to the same quarter last year. This was due to slightly lower operating income, with higher operating revenues this quarter being offset by compensation and benefit cost increases related to the Fiduciary acquisition and retention bonuses, increased underwriting and distribution expenses from increased sales activity, higher information systems, technology and occupancy expenses, and increased advertising and promotion activity. The majority of the decline in net income is attributable to a decline in other income. We recognized investment portfolio and real estate gains of approximately $28 million in the period ended December 31, 2000.

OPERATING REVENUE

                                           Three months ended
                                               December 31              Percent
(in millions)                              2001           2000           Change
--------------------------------------------------------------------------------
Investment management fees               $356.8         $345.8               3%
Underwriting and distribution fees        192.0          164.4              17%
Shareholder servicing fees                 47.3           48.2             (2)%
Other, net                                 22.1            5.7             288%
--------------------------------------------------------------------------------
 Total operating revenues                $618.2         $564.1              10%
--------------------------------------------------------------------------------

SUMMARY

Total operating revenues for the quarter ended December 31, 2001 increased 10% over the same period last year. The acquisition of Fiduciary in April 2001 provided higher investment management fees from higher average assets under management, despite lower effective fee rates resulting from the change in the mix of assets under management. In addition, the Company benefited from increased banking/finance segment revenues included in other, net resulting from the net gain related to the auto loan securitization completed in December 2001. Underwriting and distribution fees increased following improved sales performance and higher assets under management.

INVESTMENT MANAGEMENT FEES

Investment management fees, accounting for 58% of our operating revenues in the quarter ended December 31, 2001, include both investment advisory and business management fees. These fees are generally calculated under contractual arrangements with our sponsored investment products,

                                       15
--------------------------------------------------------------------------------
institutional and high net-worth clients as a percentage of the market value of assets under management. Annual rates vary by investment objective and type of services provided. In return for these fees, we provide a combination of investment advisory, administrative and other management services based on the needs of our clients.

Investment management fees for the quarter ended December 31, 2001 increased 3% over the same period last year, primarily due to the Fiduciary acquisition and net sales (including dividend re-investments), which increased the simple monthly average assets under management. This increase was partially offset by a shift in our asset mix toward fixed-income and hybrid investment products and market depreciation experienced year over year. This shift in asset mix led to a decrease in our effective investment management fee rate (investment management fees divided by simple monthly average assets under management). The effective investment management fee rate declined to 0.56% compared to 0.61% in the same period last year.

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

Overall, underwriting and distribution fees for the quarter ended December 31, 2001 increased 17% over the same period last year. Commission revenues increased 45% over the same period last year primarily due to a 49% increase in product sales. Distribution fees increased 5% over the same period last year resulting from the change in asset mix across regional jurisdictions.

SHAREHOLDER SERVICING FEES

Shareholder servicing fees are generally fixed charges per shareholder account that vary with the particular type of fund and the service being rendered. In certain instances, some sponsored investment products are charged these fees based on the level of assets under management. Fees are received as compensation for providing transfer agency services which include providing customer statements, transaction processing, customer service and tax reporting. In the U.S., transfer agency services agreements provide that closed accounts in a given calendar year remain billable through the second quarter of the following calendar year at a reduced rate. In Canada, the agreements provide that accounts closed in the previous calendar year remain billable for four months after the end of the calendar year. Accordingly, the level of fees will vary with the split of total billable accounts between open and closed accounts, the period in which closed accounts are no longer billable, and the growth in new accounts.

Shareholder servicing fees decreased 2% primarily as a result of a decrease in the total number of billable accounts.


                                       16
--------------------------------------------------------------------------------

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

Other, net for the quarter ended December 31, 2001 increased 288% over the same period last year. This increase was principally due to the net impact of the recognition of a gain of $13.4 million resulting from the sale of a portion of our auto loan portfolio in December 2001, the increase resulting from the addition of the Fiduciary banking and custody activities from the date of acquisition to those of the Company, offset by an increase in the allowance for loan losses of our banking/finance operating segment.


 OPERATING EXPENSES
                                              Three months ended
                                                 December 31             Percent
 (in millions)                                2001          2000          Change
 -------------------------------------------------------------------------------

 Underwriting and distribution              $172.3        $145.7             18%
 Compensation and benefits                   160.1         141.9             13%
 Information systems, technology and          74.6          57.5             30%
    occupancy
 Advertising and promotion                    26.4          22.1             19%
 Amortization of deferred sales               16.7          18.2            (8)%
    commissions
 Amortization of intangible assets             4.4           9.9           (56)%
 Other                                        20.8          19.8              5%
 -------------------------------------------------------------------------------
  Total operating expenses                  $475.3        $415.1             15%
 ===============================================================================

SUMMARY

Operating expenses for the quarter ended December 31, 2001 increased 15% over the same period last year. This increase was primarily caused by the addition of the operating costs and retention bonus expense of Fiduciary, increased information systems, technology and occupancy, underwriting and distribution expenses, offset by decreased amortization of intangible assets and deferred sales commission expense.

UNDERWRITING AND DISTRIBUTION

Underwriting and distribution includes sales commissions and distribution fees paid to brokers and other third parties for selling, distributing and providing ongoing services to investors in our sponsored investment products. During the quarter ended December 31, 2001, underwriting and distribution expense increased 18% over the same period last year consistent with the increase in underwriting and distribution revenues.




                                       17
--------------------------------------------------------------------------------

COMPENSATION AND BENEFITS

Compensation and benefits for the quarter ended December 31, 2001 increased 13% over the same period last year. This increase was primarily due to the addition of Fiduciary employees during the year and related retention bonuses. The increase was partially offset by the decision made by management during the quarter to reduce employee salaries from 5 to 10%. Merit salary awards are normally given annually in October and are based upon the performance of the individual employee, market conditions and position description. We decided not to provide merit increases to employees in October 2001. Management will review this decision in April 2002. The number of employees at December 31, 2001 was approximately 6,600 as compared to the approximately 6,300 at the same time last year. Without the addition of Fiduciary staff, the employee headcount would have decreased from the prior year by approximately 400. In order to hire and retain our key employees, we are committed to keeping our salaries and benefit packages competitive, which means that the level of compensation and benefits may increase more quickly or decrease more slowly than our revenues at certain points in our growth cycle.

INFORMATION SYSTEMS, TECHNOLOGY AND OCCUPANCY

Information systems, technology and occupancy costs for the quarter ended December 31, 2001 increased 30% compared to the same period last year. This increase was primarily due to the charges and costs in connection with IBM's assumption of the management of our data center and distributed server operations, the added technology and occupancy costs of the Fiduciary acquisition, and the increase in amortization expense related to our capitalized expenditures on technology initiatives. During the past year, we embarked on a number of hardware upgrades, purchased, developed and installed new software applications, re-engineered our technology infrastructure and global network architecture, replaced or upgraded older versions of software applications, and developed and implemented e-business strategies to improve our service levels, work environment and productivity. The extent of the work declined from the previous year as we slowed down a number of initiatives and delayed the start of other technology projects.

Details of capitalized information systems and technology costs were as follows:

                                                                      Three months ended
                                                                          December 31
(in thousands)                                                        2001          2000
-------------------------------------------------------------------------------------------

Net book value at beginning of period                             $162,857      $156,895
Additions during period, net of disposals and other adjustments      7,526        14,840
Net assets acquired through acquisitions                                 -           782
Amortization during period                                        (19,062)      (17,291)
-------------------------------------------------------------------------------------------
Net book value at end of period                                   $151,321      $155,226



ADVERTISING AND PROMOTION

Advertising and promotion for the quarter ended December 31, 2001 increased 19% compared to the same period last year. This increase resulted primarily from increased promotion and advertising activity to assist in educating the sales channels and the investing public about the strong relative investment performance of our sponsored investment products during the latter half of fiscal 2001 and in the current year.

                                       18
--------------------------------------------------------------------------------

AMORTIZATION OF DEFERRED SALES COMMISSIONS

Amortization of deferred sales commissions decreased 8% compared to the same period last year. This decrease was principally a result of the change in sales mix and absolute sales of class B and C share products. Certain fund classes, namely class B and C, are sold without a front-end sales charge to shareholders, while, at the same time, our distribution subsidiaries pay a commission to selling brokers and other intermediaries. Similarly, class A shares are sold without a front-end sales charge to shareholders when certain minimum investment criteria are met, yet our U.S. distribution subsidiaries pay a commission on the sale. We defer and amortize this up front commission over a 1 to 8 year period. Thus, as the balance of the deferred sales commission asset changes on our balance sheet, so does the amortization expense. We have also arranged to finance certain deferred commission assets ("DCA") arising from our U.S., Canadian and European operations through Lightning Finance Company Limited ("LFL"), a company in which we have an ownership interest. As a result of the arrangement with LFL, Canadian and European DCA are no longer recorded in our financial statements. Generally, U.S. DCA sold to LFL under the U.S. agreement are retained in our financial statements until resold by LFL, which occurs at least once annually.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets decreased 56% compared to the same period last year. This decrease was due to the adoption of Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" on October 1, 2001. Under the new accounting standard we ceased to amortize goodwill and indefinite-lived intangible assets. This resulted in a reduction in amortization expense of approximately $9 million for the quarter ended December 31, 2001, as compared to the quarter ended December 31, 2000.

OTHER INCOME (EXPENSE)

Investment and other income is comprised primarily of dividends from investments in our sponsored mutual funds, interest income from investments in bonds and government securities, realized gains and losses on investments, foreign currency exchange gains and losses, and other miscellaneous income including the gain or loss on disposal of property.

Other income (expense) for the quarter ended December 31, 2001 decreased 68% compared to the same period last year. During the quarter ended December 31, 2000, we recognized additional net realized gains of approximately $19.6 million from the sale of certain sponsored investment products held by the Company for investment. In addition, realized gains of $8.2 million were included in other income related to the $32.9 million gain on the sale of our headquarters building in San Mateo, which was recognized over 12-month leaseback period through June 2001.

TAXES ON INCOME

Our effective income tax rate for the quarter ended December 31, 2001 increased to 25% compared to 24% in the same period last year consistent with increased revenues generated in the U.S. The effective tax rate will continue to be reflective of the relative contributions of foreign earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income.




                                       19
--------------------------------------------------------------------------------

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001, we had $788.3 million in cash and cash equivalents, as compared to $569.0 million at September 30, 2001. Liquid assets, which consist of cash and cash equivalents, investments available-for-sale and current receivables increased to $2,739.1 million at December 31, 2001 from $2,377.4 million at September 30, 2001. At December 31, 2001, approximately $850 million was available to us under unused commercial paper and medium-term note programs. In addition, in fiscal 2001 we filed a shelf registration statement with the Securities and Exchange Commission permitting the issuance of debt and equity securities of up to $300 million. Our revolving credit facilities at December 31, 2001 totaled $500 million, of which, $200 million was under a 364-day facility. The remaining $300 million facility will expire in May 2003. We also have $350 million available in uncommitted bank lines under the Federal Reserve Funds system.

Cash provided by operating activities was $226 million in the quarter ended December 31, 2001 compared to $118.1 million in the same period last year. This increase was due mainly to a decrease in our banking/finance operating segment receivables and other assets following a similar increase in those assets in the quarter ended September 30, 2001. Net cash provided by investing activities during the current quarter included $182.4 million from the banking/finance segment offset by the use of $147.9 million for the purchase of investments, net of sales. Net cash used in financing activities during the current period was $31.5 million.

Outstanding debt increased to $592.1 million at December 31, 2001 compared to $574.4 million at September 30, 2001. Debt consists primarily of the Convertible Notes. The Convertible Notes carry a yield to maturity of 1.875% per annum to maturity. Other short-term and long-term debt totaling $85.1 million is principally related to the financing of our Class B and C shares sales. Long-term debt has various maturity dates through fiscal 2006 and thereafter.

We have arranged with LFL for non-recourse financing of sales commissions advanced on sales of our B and C shares globally. The sales commissions that we have financed through LFL during the quarter ended December 31, 2001 approximated $29.4 million.

We expect that the principal uses of cash will be to increase assets under management through expansion of our business, make strategic acquisitions, fund property and equipment acquisitions, pay operating expenses of the business, enhance our technology infrastructure, improve our business processes, pay shareholder  dividends,  repay  and  service  debt,  and  acquire  shares of the
Company. We expect to finance future increases in investment in our banking/finance activities through operating cash flows, debt, increased deposit base, or through the securitization of a portion of the receivables from consumer lending activities. We believe that our existing liquid assets, together with the expected continuing cash flow from operations, our borrowing capacity under current credit facilities, our ability to issue debt or equity securities and our sales commission financing arrangement will be sufficient to meet our present and reasonably foreseeable operating cash needs.






                                       20
--------------------------------------------------------------------------------

RISK FACTORS

WE FACE STRONG COMPETITION FROM NUMEROUS AND SOMETIMES LARGER COMPANIES. We compete with numerous investment management companies, stock brokerage and investment banking firms, insurance companies, banks, savings and loan associations and other financial institutions. Continuing consolidation in the financial services industry has created stronger competitors with greater financial resources and broader distribution channels than our own. Additionally, competing securities dealers whom we rely upon to distribute our mutual funds also sell their own proprietary funds and investment products, which could limit the distribution of our investment products. To the extent that existing or potential customers, including securities dealers, decide to invest in or distribute the products of our competitors, the sales of our products as well as our market share, revenues and net income could decline.

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

OUR INABILITY TO MEET CASH NEEDS COULD HAVE A NEGATIVE EFFECT ON OUR FINANCIAL CONDITION AND BUSINESS OPERATIONS. Our ability to meet anticipated cash needs depends upon factors including our asset value, our creditworthiness as perceived by lenders and the market value of our stock. Similarly, our ability to securitize and hedge future loan portfolios and credit card receivables, and to obtain continued financing for class B shares, is also subject to the market's perception of those assets, finance rates offered by competitors, and the general market for private debt. If we are unable to obtain these funds and financing, we may be forced to incur unanticipated costs or revise our business plans.


                                       21
--------------------------------------------------------------------------------

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

DIVERSE AND STRONG COMPETITION LIMITS THE INTEREST RATES THAT WE CAN CHARGE ON CONSUMER LOANS. We compete with many types of institutions for consumer loans, which can provide loans at significantly below-market interest rates in connection with automobile sales. Our inability to compete effectively against these companies or to maintain our relationships with the various automobile dealers through whom we offer consumer loans could limit the growth of our consumer loan business. Economic and credit market downturns could reduce the ability of our customers to repay loans, which could cause our consumer loan portfolio losses to increase.

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


                                       22
--------------------------------------------------------------------------------

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our financial position is subject to market risk: the potential loss due to changes in the value of investments resulting from fluctuations in interest rates, foreign exchange and/or equity prices. Management is responsible for managing this risk. We have also established a Risk Management Committee to provide a framework to assist management to identify assess and manage market and other risks.

We are exposed to changes in interest rates primarily in our debt transactions and portfolio debt holdings available for sale, which are carried at fair value. As of December 31, 2001, a significant percentage of our outstanding debt is at fixed interest rates. In our banking/finance segment, we monitor the net interest rate margin and the average maturity of interest earning assets and funding sources. In addition, we have considered the potential impact of the effect on the banking/finance segment, our outstanding debt and portfolio debt holdings, individually and collectively, of a 100 basis point (1%) movement in market interest rates. We do not expect this change would have a material impact on our operating revenues or results of operations in either scenario.

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

We are exposed to equity price fluctuations as investments available for sale are carried at fair value. To mitigate this risk, we maintain a diversified investment portfolio.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There have been no material developments in the litigation previously reported in our Form 10-K for the period ended September 30, 2001 as filed with the Securities and Exchange Commission on December 26, 2001. We are involved from time to time in litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect our business or financial position.














                                       23
--------------------------------------------------------------------------------

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

(b)      Reports on Form 8-K:

         (i)              Form 8-K  filed  on October 25, 2001  reporting  under
                          Item 5 "Other Events" an earnings press release, dated October 25, 2001, and including said press release as an Exhibit under Item 7 "Financial Statements and Exhibits."







                                       24
--------------------------------------------------------------------------------

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


                                    FRANKLIN RESOURCES, INC.
                                    ------------------------
                                    Registrant.


Date:  February 13, 2002            /s/ Martin L. Flanagan
                                    ----------------------

                                    MARTIN L. FLANAGAN
                                    President, Member-Office of the President,
                                    Chief Financial Officer and Chief Operating
                                    Officer



                                       25
--------------------------------------------------------------------------------