Form 10-Q
period 2002-03-31
FRANKLIN RESOURCES INC
filed 2002-05-15
CIK 38777

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
     (Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    For Quarterly Period Ended March 31, 2002
                                       OR
        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

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

        Outstanding: 261,895,951 shares, common stock, par value $.10 per share at April 30, 2002.


--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

FRANKLIN RESOURCES, INC.
CONSOLIDATED INCOME STATEMENTS
UNAUDITED
                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                                       MARCH 31                 MARCH 31
(in thousands, except per share data)             2002         2001         2002        2001
---------------------------------------------------------------------------------------------

OPERATING REVENUES:
Investment management fees                    $365,778     $340,136     $722,576    $685,921
Underwriting and distribution fees             197,537      178,165      389,544     342,527
Shareholder servicing fees                      48,024       51,962       95,365     100,184
Other, net                                      14,629        7,150       36,690      12,855
                                          ---------------------------------------------------
TOTAL OPERATING REVENUES                       625,968      577,413    1,244,175   1,141,487
                                          ---------------------------------------------------

OPERATING EXPENSES:
Underwriting and distribution                  177,327      162,134      349,594     307,818
Compensation and benefits                      159,764      140,074      319,907     281,933
Information systems, technology and             73,197       59,002      147,791     116,530
occupancy
Advertising and promotion                       25,481       24,433       51,906      46,559
Amortization of deferred sales commissions      17,047       17,579       33,790      35,815
Amortization of intangible assets                4,258       10,107        8,633      20,016
Other                                           20,875       19,611       41,670      39,365
                                          ---------------------------------------------------
TOTAL OPERATING EXPENSES                       477,949      432,940      953,291     848,036
                                          ---------------------------------------------------

OPERATING INCOME                               148,019      144,473      290,884     293,451
                                          ---------------------------------------------------

OTHER INCOME (EXPENSE):
Investment and other income                     14,782       32,054       33,111      82,010
Interest expense                               (2,808)      (3,259)      (5,976)     (5,529)
                                          ---------------------------------------------------
OTHER INCOME (EXPENSE), NET                     11,974       28,795       27,135      76,481
                                          ---------------------------------------------------

INCOME BEFORE TAXES ON INCOME                  159,993      173,268      318,019     369,932
TAXES ON INCOME                                 39,997       41,584       79,504      88,783
                                          ---------------------------------------------------

NET INCOME                                    $119,996     $131,684     $238,515    $281,149
                                          ===================================================

EARNINGS PER SHARE:
  BASIC                                          $0.46        $0.54        $0.91       $1.15
  DILUTED                                        $0.46        $0.54        $0.91       $1.15

DIVIDENDS PER SHARE                             $0.070       $0.065        $0.14       $0.13


     The accompanying notes are an integral part of these consolidated financial statements.

                                       2
--------------------------------------------------------------------------------

FRANKLIN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

                                                           UNAUDITED
                                                            MARCH 31       SEPTEMBER 30
(in thousands)                                                  2002               2001
---------------------------------------------------------------------------------------------

ASSETS:
Current assets:
  Cash and cash equivalents                               $1,046,897           $497,241
  Receivables:
    Sponsored investment products                            210,420            233,086
    Other                                                     58,030             63,079
  Investment securities, available-for-sale                  813,456          1,027,975
  Prepaid expenses and other                                 100,123            108,895

---------------------------------------------------------------------------------------------
    Total current assets                                   2,228,926          1,930,276
---------------------------------------------------------------------------------------------

Banking/finance assets:
  Cash and cash equivalents                                   42,929             71,736
  Loans receivable, net                                      491,848            555,314
  Investment securities, available-for-sale                  661,263            484,280
  Other                                                       49,892            117,914

---------------------------------------------------------------------------------------------
    Total banking/finance assets                           1,245,932          1,229,244
---------------------------------------------------------------------------------------------

Other assets:
  Deferred sales commissions                                 142,105            104,082
  Property and equipment, net                                418,561            449,626
  Intangible assets, net                                     693,555            702,198
  Goodwill                                                 1,287,005          1,286,622
  Receivable from banking/finance group                      193,045            307,214
  Other                                                      285,451            256,388

---------------------------------------------------------------------------------------------
    Total other assets                                     3,019,722          3,106,130
---------------------------------------------------------------------------------------------

    Total assets                                          $6,494,580         $6,265,650
=============================================================================================


     The accompanying notes are an integral part of these consolidated financial statements.


                                       3
--------------------------------------------------------------------------------


FRANKLIN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
                                                           UNAUDITED
                                                            MARCH 31       SEPTEMBER 30
(in thousands except share data)                                2002               2001
---------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS'
EQUITY:
Current liabilities:
  Compensation and benefits                                  158,118            221,672
  Current maturities of long-term debt                         8,279              8,361
  Accounts payable and accrued expenses                      135,378            127,918
  Commissions                                                 85,767             83,518
  Income taxes                                                19,394             11,925
  Other                                                        4,002              4,039
---------------------------------------------------------------------------------------------
    Total current liabilities                                410,938            457,433
---------------------------------------------------------------------------------------------

Banking/finance liabilities:
  Payable to Parent                                          193,045            307,214
  Deposits                                                   795,970            723,608
  Other                                                       83,992             39,839
---------------------------------------------------------------------------------------------
    Total banking/finance liabilities                      1,073,007          1,070,661
---------------------------------------------------------------------------------------------

Other liabilities:
  Long-term debt                                             605,267            566,013
  Other                                                      190,915            193,647
---------------------------------------------------------------------------------------------
    Total other liabilities                                  796,182            759,660
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
    Total liabilities                                      2,280,127          2,287,754
---------------------------------------------------------------------------------------------

Stockholders' equity:
  Preferred stock, $1.00 par value, 1,000,000 shares
  authorized; none issued                                          -                  -

  Common stock, $0.10 par value, 500,000,000 shares
  authorized; 261,860,066 and 260,797,545 shares
  issued and outstanding, for March and September,
  respectively                                                26,186             26,080
  Capital in excess of par value                             695,113            657,878
  Retained earnings                                        3,544,866          3,342,979
  Accumulated other comprehensive loss                      (51,712)           (49,041)
---------------------------------------------------------------------------------------------
    Total stockholders' equity                             4,214,453          3,977,896
---------------------------------------------------------------------------------------------

    Total liabilities and stockholders' equity            $6,494,580         $6,265,650
=============================================================================================


     The accompanying notes are an integral part of these consolidated financial statements.


                                       4
--------------------------------------------------------------------------------


FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED                                                                SIX MONTHS
                                                                            ENDED
                                                                          MARCH 31
(in thousands)                                                      2002           2001
-------------------------------------------------------------------------------------------

Net income                                                      $238,515       $281,149

Adjustments to reconcile net income to net cash
  Provided by operating activities:
Decrease in receivables, prepaid expenses and other              133,644         39,540
Advances of deferred sales commissions                          (76,118)       (49,484)
Increase/ (decrease) in other current liabilities                 64,925       (12,064)
Increase/ (decrease) in income taxes payable                       7,468       (37,098)
Increase in commissions payable                                    2,249         11,416
Decrease in accrued compensation and benefits                   (38,756)       (64,293)
Depreciation and amortization                                     91,134        103,213
Gains on disposition of assets                                   (5,433)       (42,223)
-------------------------------------------------------------------------------------------
Net cash provided by operating activities                        417,628        230,156
-------------------------------------------------------------------------------------------

Purchase of investments                                      (1,115,645)      (194,753)
Liquidation of investments                                     1,103,370        440,461
Purchase of banking/finance investments                         (30,319)       (11,070)
Liquidation of banking/finance investments                        21,719         12,794
Net proceeds from securitization of loans receivable             299,980        139,295
Net origination of loans receivable                            (239,147)       (80,322)
Addition of property and equipment                              (18,458)       (44,665)
Acquisition of subsidiaries, net of cash acquired                      -       (94,483)
-------------------------------------------------------------------------------------------
Net cash provided by investing activities                         21,500        167,257
-------------------------------------------------------------------------------------------

Increase/ (decrease) in bank deposits                             72,362        (7,433)
Exercise of common stock options                                  12,905          1,592
Dividends paid on common stock                                  (35,129)       (30,472)
Purchase of stock                                                (8,070)        (8,265)
Issuance of debt                                                  43,799        155,646
Payments on debt                                                 (4,146)      (265,831)
-------------------------------------------------------------------------------------------
Net cash provided by/ (used in) financing activities              81,721      (154,763)
-------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                            520,849        242,650
Cash and cash equivalents, beginning of  period                  568,977        746,005
-------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                      $1,089,826       $988,655
-------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
  Value of common stock issued, principally restricted stock     $28,151        $24,959



     The accompanying notes are an integral part of these consolidated financial statements.



                                       5
--------------------------------------------------------------------------------

                            FRANKLIN RESOURCES, INC.
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)

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

  2. Comprehensive Income
     --------------------

     The following table shows comprehensive income for the three- and six-month periods ended March 31, 2002.


                                            Three months ended          Six months ended
                                                  March 31                  March 31
     (in thousands)                          2002         2001          2002         2001
     --------------------------------------------------------------------------------------

     Net income                          $119,996     $131,684      $238,515     $281,149
     Net unrealized gain/(loss) on
       available-for-sale
       securities, net of tax               3,610     (13,952)         6,181     (49,681)
     Foreign currency translation
       adjustments                        (2,217)      (5,406)       (8,852)      (9,466)
     --------------------------------------------------------------------------------------
     Comprehensive income                $121,389     $112,326      $235,844     $222,002
     ======================================================================================
















                                       6
--------------------------------------------------------------------------------

  3. Earnings per Share
     ------------------

     Earnings per share were computed as follows:


                                             Three months ended        Six months ended
                                                  March 31                  March 31
     (in thousands except per share
        amounts)                              2002         2001        2002        2001
     ----------------------------------------------------------------------------------------

     Net income                           $119,996     $131,684    $238,515    $281,149
     ========================================================================================

     Weighted-average shares
      outstanding - basic                  261,596      244,256     261,284     243,982
     Incremental shares from assumed
      conversions                              515          871         697         816
     ----------------------------------------------------------------------------------------
     Weighted-average shares
      outstanding - diluted                262,111      245,127     261,981     244,798
     ========================================================================================

     Earnings per share:
      Basic and diluted                      $0.46        $0.54       $0.91       $1.15



  4. Securitization of Loans Receivable
     ----------------------------------

     The following table shows details of auto loan securitization transactions for the three- and six-month periods ended March 31, 2002.


                                     Three months ended           Six months ended
                                          March 31                    March 31
     (in millions)                   2002          2001          2002         2001
     --------------------------------------------------------------------------------------
     Net carrying amount of loans
     sold                              $-        $142.6        $306.3       $142.6
     Gross sale proceeds               $-        $145.5        $319.7       $145.5
     Pre-tax gain                      $-          $2.9         $13.4         $2.9


     When we sell auto loans in a securitization transaction, we retain interest-only strips and servicing rights. The gross sales proceeds include the fair value of the interest-only strips.










                                       7
--------------------------------------------------------------------------------

     We generally estimate fair value based on the present value of future expected cash flows. The key assumptions used in the present value calculations of our securitization transactions are as follows:


                                            Three months ended           Six months ended
                                                  March 31                   March 31
                                             2002         2001          2002         2001
     --------------------------------------------------------------------------------------

     Excess cash flow discount rate
       (annual rate)                          N/A          12%           12%          12%
     Cumulative credit loss rate
       (annual rate)                          N/A        3.06%         3.76%        3.06%
     Pre-payment speed
       assumption (annual rate)               N/A         1.5%          1.5%         1.5%


     These assumptions are determined using data from comparable transactions, historical information and derived from management's estimate. Interest-only strip receivables are generally restricted assets and subject to limited recourse provisions. The carrying value of the interest-only strips as of March 31, 2002 and September 30, 2001 was $30.3 million and $10.8 million, respectively. Included in banking/finance liabilities-other are amounts payable to trustees for servicing income collected of $22.2 million and $10.9 million as of March 31, 2002 and September 30, 2001, respectively.

     With respect to retained servicing responsibilities, we receive annual servicing fees ranging from 1.25% to 2.0% of the loans securitized. Additionally, we receive the rights to future cash flows, if any, arising after the investors in the securitization trust have received their contracted return. The following is a summary of revenues received in the three and six months ended March 31, 2002 relating to securitized loans:


                                            Three months ended           Six months ended
                                                  March 31                   March 31
     (in thousands)                          2002         2001          2002         2001
     --------------------------------------------------------------------------------------
     Servicing fees                        $2,092       $1,369        $3,397       $2,336
     Other cash flows received on
       retained interests                    $958         $513        $1,258         $743


  5. Goodwill and Intangible Assets
     ------------------------------

     Effective October 1, 2001, we adopted Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside a business combination and the recognition and measurement of goodwill and other intangible assets subsequent to acquisition. Under the new standard, all goodwill and indefinite-lived intangible assets, including those acquired before initial application of the standard, will not be amortized but will be tested for impairment at least annually. Accordingly, effective October 1, 2001, we ceased amortization on goodwill and indefinite-lived assets. This resulted in an amortization expense reduction of approximately $12.5 million ($9.4 million net of tax) and a $0.04 increase in basic and diluted

                                       8
--------------------------------------------------------------------------------
     earnings per share for the quarter ended March 31, 2002 and an expense reduction of approximately $25 million ($18.8 million net of tax) and a $0.08 increase in basic and diluted earnings per share for the six months ended March 31, 2002.

     Our goodwill and intangible assets are attributable to our investment management operating segment. Indefinite-lived intangible assets represent the value of management contracts related to our mutual funds and other investment products. The following table reflects our results adjusted as though we had adopted SFAS 142 on October 1, 2000.


                                                 Three months ended      Six months ended
                                                       March 31              March 31
     (in thousands except per share
        amounts)                                   2002       2001       2002        2001
     ---------------------------------------------------------------------------------------

     Net income as reported                    $119,996   $131,684   $238,515    $281,149
     Goodwill amortization                            -      5,732          -      11,464
     Indefinite-lived intangibles amortization        -      3,288          -       6,576
     Tax effect at effective tax rate                 -    (2,165)          -     (4,330)
     ---------------------------------------------------------------------------------------
     Net income as adjusted                    $119,996   $138,539   $238,515    $294,859

     Basic and diluted earnings per share as      $0.46      $0.54      $0.91       $1.15
     reported
     Basic earnings per share as adjusted         $0.46      $0.57      $0.91       $1.21
     Diluted earnings per share as adjusted       $0.46      $0.57      $0.91       $1.20


     Intangible assets at March 31, 2002 were as follows:


                                                  Gross
                                               carrying       Accumulated     Net carrying
     (in thousands)                              amount      amortization           amount
     --------------------------------------------------------------------------------------
     Amortized intangible assets:
     Customer base                             $232,191         $(15,652)         $216,539
     Other                                       31,545          (17,456)           14,089
     --------------------------------------------------------------------------------------
                                                263,736          (33,108)          230,628

     Non-amortized intangible assets:
     Management contracts                       462,927                 -          462,927
     --------------------------------------------------------------------------------------

     Intangible assets, net                    $726,663         $(33,108)         $693,555














                                       9
--------------------------------------------------------------------------------

     Estimated amortization expense for each of the 5 succeeding fiscal years is as follows:

                                                              Fiscal years ended
     (in thousands)                                                September 30,
     ---------------------------------------------------------------------------
     2002                                                                $17,109
     2003                                                                 16,951
     2004                                                                 16,951
     2005                                                                 16,951
     2006                                                                 16,951

     As of March 31, 2002, we have completed the impairment testing of goodwill and indefinite-lived intangible assets as of the beginning of our current fiscal year under the guidance set out in SFAS 142. We have determined that there is no impairment to the goodwill and indefinite-lived assets recorded in our books and records as of October 1, 2001.

  6. Segment Information
     -------------------

     We have two operating segments: investment management and banking/finance. The investment management segment derives substantially all of its revenues and net income from providing investment advisory, fund administration, distribution and related services to our sponsored investment products. The banking/finance segment offers consumer lending, trustee services and selected retail-banking services to the general public, high net-worth individuals and corporations.

     Financial information for our two operating segments for the three- and six- month periods ended March 31, 2002 and 2001 is presented in the table below. Operating revenues of the banking/finance segment are reported net of interest expense and any provision for loan losses.


                                          Three months ended           Six months ended
                                               March 31                    March 31
     (in thousands)                       2002          2001          2002         2001
     ------------------------------------------------------------------------------------
     Operating revenues:
     Investment management            $617,794      $569,469    $1,216,753   $1,126,829
     Banking/finance                     8,174         7,944        27,422       14,658
     ------------------------------------------------------------------------------------
     Total                            $625,968      $577,413    $1,244,175   $1,141,487

     Income before taxes:
     Investment management            $156,700      $170,873      $299,381     $366,016
     Banking/finance                     3,293         2,395        18,638        3,916
     ------------------------------------------------------------------------------------
     Total                            $159,993      $173,268      $318,019     $369,932
     ====================================================================================

     Operating segment assets were as follows:

     (in thousands)                           March 31, 2002         September 30, 2001
     ------------------------------------------------------------------------------------

     Investment management                        $5,248,648                 $5,036,406
     Banking/finance                               1,245,932                  1,229,244
     ------------------------------------------------------------------------------------
     Total                                        $6,494,580                 $6,265,650
     ====================================================================================


                                       10
--------------------------------------------------------------------------------

  7. Debt
     ----

     In May 2001, we received approximately $490 million in net proceeds upon the closing of the sale of $877 million principal amount at maturity of zero-coupon convertible senior notes due 2031 (the "Convertible Notes"). At March 31, 2002, the amount included in long-term debt in respect of the Convertible Notes was $501 million in principal and $8.4 million of accrued interest. The Convertible Notes, which were offered to qualified institutional buyers only, carry a yield to maturity of 1.875% per annum, with an initial conversion premium of 43%. Each of the $1,000 (principal amount at maturity) Convertible Notes is convertible into 9.3604 shares of our common stock. We may redeem the Convertible Notes for cash on or after May 11, 2006 at their accreted value. We may be required to repurchase the Convertible Notes at their accreted value, at the option of the holders, on May 11 of 2003, 2004, 2006, 2011, 2016, 2021 and 2026. In this event, we may choose to pay the purchase price for such repurchases in cash or shares of our common stock.

     We did not have any commercial paper outstanding or medium term notes issued at March 31, 2002.

  8. Commitments and Contingencies
     -----------------------------

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

     In February 2001, we signed an agreement with IBM under which IBM assumed management of our data center and distributed server operations. Under the terms of the agreement, we may terminate the agreement any time after March 2004. If we were to terminate the agreement, we would incur a termination charge. The maximum termination charge payable depends on service levels prior to our termination of the agreement, and the amount of costs IBM would incur in winding down the services. Based on March 31, 2002 service levels, this termination fee would approximate $37.4 million. We do not consider it likely that we will incur this cost. Under the terms of the original agreement, we also must pay IBM an additional transition charge of approximately $2.7 million in March 2003.

     We lease office space and equipment under long-term operating leases. Future minimum lease payments under non-cancelable leases are not material to our reported operating results and financial position.

     At March 31, 2002, the banking/finance operating segment had commitments to extend credit aggregating $309.6 million, principally under its credit card lines. It also held standby letters of credit totaling $10.2 million, which were secured by marketable securities.

     We are involved in various claims and legal proceedings that are considered normal in our business. While it is not feasible to predict or determine the final outcome of these proceedings, we do not believe that they should have a material adverse effect on our financial position, results of operations or liquidity.


                                       11
--------------------------------------------------------------------------------

  9. Banking Regulatory Ratios
     -------------------------

     Following the acquisition of Fiduciary Trust Company International ("Fiduciary") in April 2001, we became a bank holding company and a financial holding company subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of Tier 1 capital to average assets (as defined in the regulations) and Tier 1 and total capital to risk-weighted assets (as defined in the regulations). We believe that, as of March 31, 2002, we exceed the capital adequacy requirements currently applicable to us as listed below.


                                                          Three months ended   Minimum for our
                                                              March 31, 2002           capital
                                                                                      adequacy
                                                                                      purposes
        (in thousands)
        ------------------------------------------------ -------------------- -----------------
        Total risk-based capital                                  $2,179,778               N/A
        Tier 1 capital                                            $2,170,449               N/A
        Tier 1 leverage ratio                                            51%                4%
        Tier 1 risk-based capital ratio                                  83%                4%
        Total risk-based capital ratio                                   84%                8%


                                       12
--------------------------------------------------------------------------------

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

GENERAL

The majority of our operating revenues, operating expenses and net income are derived from providing investment management and related services to retail mutual funds, institutional, high net-worth, separate accounts and other investment products. This is our primary business activity and operating segment.

Our sponsored investment products include a broad range of domestic and global/international equity, hybrid, fixed-income, sector and money market mutual funds, as well as other investment products that meet a wide variety of specific investment needs of individuals and institutions.

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











                                       13
--------------------------------------------------------------------------------


     ASSETS UNDER MANAGEMENT
                                                             March 31            March 31
     (in billions)                                               2002                2001
     ------------------------------------------------------------------------------------------

     Equity:
      Global/international                                      $93.9               $87.6
      Domestic (U.S.)                                            53.2                45.5
     ------------------------------------------------------------------------------------------
       Total equity                                             147.1               133.1
     ------------------------------------------------------------------------------------------

     Hybrid                                                      40.8                 9.8
     Fixed-income:
      Tax-free                                                   48.7                45.8
      Taxable:
       Domestic                                                  24.6                17.2
       Global/international                                       7.7                 3.9
     ------------------------------------------------------------------------------------------
       Total fixed-income                                        81.0                66.9
     ------------------------------------------------------------------------------------------

     Money                                                        5.6                 5.9

     ------------------------------------------------------------------------------------------
     Total                                                     $274.5              $215.7
     ==========================================================================================
     Simple monthly average for the three-month period (1)     $267.9              $224.9
     ------------------------------------------------------------------------------------------
     Simple monthly average for the six-month period (1)       $261.6              $225.6
     ==========================================================================================

     (1) Investment management fees from approximately 45% of our assets under management at March 31, 2002 are calculated using a daily average.

     Our assets under management at March 31, 2002 were $274.5 billion, 27% higher than they were a year ago. Simple monthly average assets during the quarter ended March 31, 2002 increased 19% over the same period a year ago. The change in the absolute level and simple monthly average assets under management for the quarter ended March 31, 2002 versus the prior year, is mainly due to the addition of the assets under management of Fiduciary Trust Company International ("Fiduciary") acquired in April 2001, net sales of our sponsored investment products and market appreciation.

     The following table shows the relative composition of assets under management.


     As of March 31,                                                    2002               2001
    -------------------------------------------------------------------------------------------
     Percentage of total assets under management:
      Equity                                                            54%                61%
      Fixed-income                                                      29%                31%
      Hybrid                                                            15%                 5%
      Money                                                              2%                 3%
     -------------------------------------------------------------------------------------------
      Total                                                            100%               100%
     ===========================================================================================


                                       14
--------------------------------------------------------------------------------

     The change in the composition of assets under management resulted primarily from the inclusion of the Fiduciary assets under management. Approximately 64% of Fiduciary's assets under management were classified as hybrid assets at the time of acquisition in April 2001.

     The change in our assets under management was as follows.


                                              Three months ended                 Six months ended
                                                   March 31        Percent           March 31         Percent
     (in billions)                              2002       2001     Change       2002        2001     Change
     -------------------------------------------------------------------------------------------------------

     Beginning assets under management        $266.3     $226.9        17%     $246.4      $229.9         7%
     Sales                                      18.8       15.6        21%       37.7        28.3        33%
     Reinvested dividends                        0.5        0.8      (38)%        3.1         6.2      (50)%
     Redemptions                              (14.3)     (14.7)       (3)%     (29.8)      (30.1)       (1)%
     Acquisitions                                  -          -          -          -         3.7     (100)%
     Appreciation/ (depreciation)                3.2     (12.9)        N/A       17.1      (22.3)        N/A
    --------------------------------------------------------------------------------------------------------
     Ending assets under management           $274.5     $215.7        27%     $274.5      $215.7        27%
    ========================================================================================================

     The acquisitions of Bissett and Associates Investment Management Ltd. in October 2000 and Fiduciary in April 2001 increased our assets under management by $3.7 and $45.8 billion, respectively. For both the three and six months ended March 31, 2002 sales and reinvested dividends exceeded redemptions ("net inflows") complex-wide by $5.0 billion and $11.0 billion, respectively, compared to the same periods last year when net inflows complex-wide were $1.7 billion and $4.4 billion, respectively. Substantially all of the $17.1 billion in market appreciation that occurred in the six months ended March 31, 2002 resulted from increases in the global/international, domestic equity and hybrid investment categories.

     The chart below summarizes changes in our assets under management by product class.








                                       15
--------------------------------------------------------------------------------



                                              Three months ended    Percent         Six months ended    Percent
                                                   March 31          change             March 31         change
    (in billions)                              2002        2001                    2002         2001
    -----------------------------------------------------------------------------------------------------------
    GLOBAL/INTERNATIONAL EQUITY
    Beginning assets under management         $89.4       $96.4        (7)%        80.2        97.6       (18)%
    Sales                                       6.9         5.1         35%        14.1         8.8         60%
    Reinvested dividends                          -         0.2      (100)%         0.8         3.1       (74)%
    Redemptions                               (5.1)       (6.4)       (20%)      (12.0)      (13.0)        (8)%
    Acquisitions                                  -           -           -           -         2.2      (100)%
    Appreciation/ (depreciation)                2.7       (7.7)         N/A        10.8      (11.1)         N/A
    -----------------------------------------------------------------------------------------------------------
    Ending assets under management             93.9        87.6          7%        93.9        87.6          7%
    DOMESTIC EQUITY
    Beginning assets under management          51.7        50.0          3%        44.5        53.9       (17)%
    Sales                                       3.8         3.7          3%         7.2         7.1          1%
    Reinvested dividends                          -           -           -         1.1         1.7       (35)%
    Redemptions                               (2.2)       (2.6)       (15)%       (4.4)       (4.9)       (10)%
    Acquisitions                                  -           -           -           -           -           -
    (Depreciation)/ appreciation              (0.1)       (5.6)       (98)%         4.8      (12.3)         N/A
    -----------------------------------------------------------------------------------------------------------
    Ending assets under management             53.2        45.5         17%        53.2        45.5         17%
    HYBRID
    Beginning assets under management          38.6        10.1        282%        36.1         9.3        288%
    Sales                                       1.6         0.4        300%         2.8         0.6        367%
    Reinvested dividends                        0.1           -        100%         0.2         0.2           -
    Redemptions                               (0.4)       (0.3)         33%       (0.9)       (0.7)         29%
    Acquisitions                                  -           -           -           -         1.1      (100)%
    Appreciation/ (depreciation)                0.9       (0.4)         N/A         2.6       (0.7)         N/A
    -----------------------------------------------------------------------------------------------------------
    Ending assets under management             40.8         9.8        316%        40.8         9.8        316%
    TAX-FREE INCOME
    Beginning assets under management          48.3        45.0          7%        48.4        44.0         10%
    Sales                                       1.7         1.3         31%         3.3         2.2         50%
    Reinvested dividends                        0.3         0.3           -         0.6         0.6           -
    Redemptions                               (1.2)       (1.0)         20%       (2.4)       (2.2)          9%
    Acquisitions                                  -           -           -           -           -           -
    (Depreciation)/ appreciation              (0.4)         0.2         N/A       (1.2)         1.2         N/A
    -----------------------------------------------------------------------------------------------------------
    Ending assets under management             48.7        45.8          6%        48.7        45.8          6%
    TAXABLE FIXED-INCOME
    Beginning assets under management          32.5        19.9         63%        31.6        19.8         60%
    Sales                                       2.4         2.0         20%         5.0         3.5         43%
    Reinvested dividends                        0.1         0.2       (50)%         0.3         0.4       (25)%
    Redemptions                               (2.7)       (1.2)        125%       (4.7)       (2.5)         88%
    Acquisitions                                  -           -           -           -         0.4      (100)%
    Appreciation/ (depreciation)                  -         0.2      (100)%         0.1       (0.5)         N/A
    -----------------------------------------------------------------------------------------------------------
    Ending assets under management             32.3        21.1         53%        32.3        21.1         53%
    MONEY
    Beginning assets under management           5.8         5.5          5%         5.6         5.3          6%
    Sales                                       2.4         3.1       (23)%         5.3         6.1       (13)%
    Reinvested dividends                          -         0.1      (100)%         0.1         0.2       (50)%
    Redemptions                               (2.7)       (3.2)       (16)%       (5.4)       (6.8)       (21)%
    Acquisitions                                  -           -           -           -           -           -
    Appreciation                                0.1         0.4       (75)%           -         1.1      (100)%
    -----------------------------------------------------------------------------------------------------------
    Ending assets under management              5.6         5.9        (5)%         5.6         5.9        (5)%
    -----------------------------------------------------------------------------------------------------------
    TOTAL ENDING ASSETS UNDER
    MANAGEMENT                               $274.5      $215.7         27%      $274.5      $215.7         27%
    -----------------------------------------------------------------------------------------------------------

                                       16
--------------------------------------------------------------------------------


     RESULTS OF OPERATIONS

                                      Three months ended                    Six months ended
                                            March 31      Percent            March 31       Percent
                                        2002      2001     Change        2002       2001     Change
     ----------------------------------------------------------------------------------------------

     Net income (in millions)         $120.0    $131.7       (9)%      $238.5     $281.1      (15)%
     Earnings per share
       Basic and diluted               $0.46     $0.54      (15)%       $0.91      $1.15      (21)%
     Operating margin                    24%       25%        -           23%        26%        -
     EBITDA margin(1)                    30%       35%        -           30%        36%        -
    -----------------------------------------------------------------------------------------------

     (1) EBITDA margin is earnings before interest, taxes on income, depreciation and the amortization of intangibles (not including amortization of deferred sales commissions) divided by total revenues.


     Net income during the three and six months ended March 31, 2002 decreased 9% and 15% compared to the same periods last year primarily due to a decline in investment and other income.


     OPERATING REVENUES

                                    Three months ended              Six months ended
                                          March 31      Percent           March 31          Percent
     (in millions)                    2002       2001    Change       2002        2001       Change
     -----------------------------------------------------------------------------------------------
     Investment
       management fees              $365.8     $340.1        8%     $722.6      $685.9           5%
     Underwriting and
       distribution fees             197.6      178.2       11%      389.5       342.5          14%
     Shareholder servicing
       Fees                           48.0       51.9      (8)%       95.4       100.2         (5)%
     Other, net                       14.6        7.2      103%       36.7        12.9         184%
     -----------------------------------------------------------------------------------------------
     Total operating revenues       $626.0     $577.4        8%   $1,244.2    $1,141.5           9%
     ===============================================================================================

     SUMMARY

     Total operating revenues increased 8% and 9%, respectively, for the three and six months ended March 31, 2002 compared to the same periods last year. The acquisition of Fiduciary in April 2001 provided higher investment management fees from higher average assets under management, despite a lower effective fee rate resulting from the change in the mix of assets under management. In addition, investment management and underwriting and distribution fees increased following an overall improvement in sales performance and market appreciation. We also benefited from increased banking/finance segment revenues included in other, net, resulting from the net gain related to the auto loan securitization completed in December 2001.

     INVESTMENT MANAGEMENT FEES

     Investment management fees, accounting for 58% of our operating revenues in the quarter ended March 31, 2002, include both investment advisory and business management fees. These fees are generally calculated under contractual arrangements with our sponsored investment products, institutional, high net-worth, and separate account clients as a percentage of the market value of

                                       17
--------------------------------------------------------------------------------
     assets under management. Annual rates vary by investment objective and type of services provided. In return for these fees, we provide a combination of investment advisory, administrative and other management services based on the needs of our clients.

     Investment management fees increased 8% and 5% during the three and six months ended March 31, 2002 over the same periods last year. This increase was primarily due to the Fiduciary acquisition, net sales (including dividend re-investments) and market appreciation, which increased simple monthly average assets under management. This increase was partially offset by a shift in our asset mix toward fixed-income and hybrid investment products. The shift in asset mix led to a decrease in our effective investment management fee rate (investment management fees divided by simple monthly average assets under management). The effective investment management fee rate in the quarter ended March 31, 2002 declined to 0.55% compared to 0.60% in the same period last year.

     UNDERWRITING AND DISTRIBUTION FEES

     Underwriting commissions are earned from the sale of certain classes of sponsored investment products that have a sales commission paid at the time of purchase. Sales at reduced or zero commissions are offered on certain classes of shares and for sales to shareholders or intermediaries that exceed specified minimum amounts. Thus, as the mix of sales changes, so will our commission revenue. Our sponsored investment products pay distribution fees in return for sales, marketing and distribution efforts on their behalf. While other contractual arrangements exist in other locations, in the United States, distribution fees include 12b-1 plan fees, which are subject to maximum payout levels based upon a percentage of the assets in each fund. A significant portion of underwriting commissions and distribution fees are paid to the brokers and other intermediaries who sell our sponsored investment products to the investing public. See the description of underwriting and distribution expenses below.

     Underwriting and distribution fees increased 11% and 14% during the three and six months ended March 31, 2002 over the same periods last year. Commission revenues increased 21% and 31% over the same periods last year primarily due to a 20% and 33% increase in product sales. Distribution fees increased 5% over each of the same periods last year resulting from higher assets under management, partially offset by the change in asset mix resulting from the addition of Fiduciary's assets under management.

     SHAREHOLDER SERVICING FEES

     Shareholder servicing fees are generally fixed charges per shareholder account that vary with the particular type of fund and the service being rendered. In certain instances, sponsored investment products are charged these fees based on the level of assets under management. Fees are received as compensation for providing transfer agency services, which include providing customer statements, transaction processing, customer service and tax reporting. In the U.S., transfer agency service agreements provide that closed accounts in a given calendar year remain billable through the second quarter of the following calendar year at a reduced rate. In Canada, such agreements provide that accounts closed in the previous calendar year remain billable for four months after the end of the calendar year. Accordingly, the level of fees will vary with the split of total billable accounts between open and closed accounts, the period in which closed accounts are no longer billable, and the growth in new accounts. In the coming quarter, we anticipate that approximately 365,000 accounts closed in Canada during calendar 2001 will no longer be billable effective May 1, 2002.

                                       18
--------------------------------------------------------------------------------

     Shareholder servicing fees decreased 8% and 5% during the three and six months ended March 31, 2002 primarily as a result of a decrease in the total number of billable accounts.

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

     Other, net increased 103% in the three months ended March 31, 2002. This increase was principally due to the increase resulting from the addition of the Fiduciary banking and custody activities from the date of acquisition. Other, net increased 184% in the six months ended March 31, 2002. This increase was principally due to the net impact of the recognition of a gain of $13.4 million resulting from the sale of a portion of our auto loan portfolio in December 2001 and the increase resulting from the addition of the Fiduciary banking and custody activities from the date of acquisition.


     OPERATING EXPENSES

                                           Three months ended              Six months ended
                                                March 31       Percent          March 31       Percent
     (in millions)                            2002      2001    Change       2002      2001     Change
     -------------------------------------------------------------------------------------------------
     Underwriting and distribution          $177.3    $162.1        9%      $349.6    $307.8      14%
     Compensation and benefits               159.8     140.1       14%       320.0     281.9      14%
     Information systems, technology and
     and occupancy                            73.2      59.0       24%       147.8     116.5      27%
     Advertising and promotion                25.5      24.4        5%        51.9      46.6      11%
     Amortization of deferred
     sales commissions                        17.0      17.6      (3)%        33.8      35.8     (6)%
     Amortization of intangible
     assets                                    4.2      10.1     (58)%         8.6      20.0    (57)%
     Other                                    20.9      19.6        7%        41.6      39.4       6%
     ------------------------------------------------------------------------------------------------
       Total operating expenses             $477.9    $432.9       10%      $953.3    $848.0      12%
     ================================================================================================

     SUMMARY

     Operating expenses increased 10% and 12% during the three and six months ended March 31, 2002 over the same periods last year. This increase was primarily caused by the addition of the operating costs and other expenses arising from the Fiduciary acquisition (including a retention bonus pool established to retain certain key employees), increased information systems, technology and occupancy, and underwriting and distribution expenses, offset by decreased amortization of intangible assets.

     UNDERWRITING AND DISTRIBUTION

     Underwriting and distribution includes sales commissions and distribution fees paid to brokers and other third parties for selling, distributing and providing ongoing services to investors in our sponsored investment products. Underwriting and distribution expense increased 9% and 14% during

                                       19
--------------------------------------------------------------------------------
     the three and six months ended March 31, 2002 over the same periods last year consistent with the increase in underwriting and distribution revenues.

     COMPENSATION AND BENEFITS

     Compensation and benefit expense increased 14% during the three and six months ended March 31, 2002 over each of the same periods last year. This increase was primarily due to the addition of Fiduciary employees and related retention bonuses committed to the Fiduciary staff. The increase was partially offset by the decision made by management during the quarter ended December 2001 to reduce employee salaries by 5% or 10%, depending on specific salary categories. In May 2002, we reinstated salaries for employees whose salaries were reduced by 5%. We will review employee salaries in the 10% reduction category in July 2002. As a result of the reinstatements, compensation and benefit expense is expected to increase in future months. In addition, our bonus pool is calculated based on operating profits and specific investment performance drivers. As the prospects for the company continue to improve, we expect compensation costs to increase. Merit salary awards are normally given annually in October and are based upon the performance of the individual employee, market conditions and position description. We decided not to provide merit increases to employees in October 2001.

     The number of employees at March 31, 2002 was approximately 6,400 as compared to approximately 6,300 at the same time last year. Without the addition of Fiduciary staff, the employee headcount at March 31, 2002 would have decreased from the prior year by approximately 400. In order to hire and retain our key employees, we are committed to keeping our salaries and benefit packages competitive, which means that the level of compensation and benefits may increase more quickly or decrease more slowly than our revenues at certain points in our growth cycle. In addition, if leading indicators continue to point to an economic recovery and our growth in assets under management continues, we may need to hire additional staff, which will also place upward pressure on compensation.

     INFORMATION SYSTEMS, TECHNOLOGY AND OCCUPANCY

     Information systems, technology and occupancy costs increased 24% and 27% during the three and six months ended March 31, 2002 over the same periods last year. This increase was primarily due to the charges and costs in connection with IBM's assumption of the management of our data center and distributed server operations, the added technology and occupancy costs of the Fiduciary acquisition, and the increase in amortization expense related to our capitalized expenditures on technology initiatives. During the past year, we embarked on a number of hardware upgrades, purchased, developed and installed new software applications, re-engineered our technology infrastructure and global network architecture, replaced or upgraded older versions of software applications, and developed and implemented e-business strategies to improve our service levels, work environment and productivity. The extent of this work has declined from the quarter ended December 31, 2001 as we slowed down a number of initiatives and delayed the start of other technology projects given the current economic slowdown and our focus on cost control and management.








                                       20
--------------------------------------------------------------------------------

     Details of capitalized information systems and technology costs were as follows:


                                                      Three months ended     Six months ended
                                                           March 31              March 31
     (in thousands)                                     2002       2001       2002       2001
     -------------------------------------------------------------------------------------------
     Net book value at beginning of period          $151,321   $155,226   $162,857   $156,895
     Additions during period, net of disposals and
     other adjustments                                14,906     20,855     22,432     34,907
     Net assets acquired through acquisitions              -          -          -        782
     Amortization during period                     (19,361)   (18,550)   (38,423)   (35,053)
     -------------------------------------------------------------------------------------------
     Net book value at end of period                $146,866   $157,531   $146,866   $157,531
     ===========================================================================================

     ADVERTISING AND PROMOTION

     Advertising and promotion increased 5% and 11% during the three and six months ended March 31, 2002 over the same periods last year. This increase resulted primarily from increased promotion and advertising activity to assist in educating the sales channels and the investing public about the strong relative investment performance of our sponsored investment products over the relevant periods.

     AMORTIZATION OF DEFERRED SALES COMMISSIONS

     Amortization of deferred sales commissions decreased 3% and 6% during the three and six months ended March 31, 2002 over the same periods last year. This decrease was principally a result of the change in sales mix and our current financing arrangements. Certain fund classes, namely class B and C, are sold without a front-end sales charge to shareholders, while, at the same time, our distribution subsidiaries pay a commission to selling brokers and other intermediaries. Similarly, class A shares are sold without a front-end sales charge to shareholders when certain minimum investment criteria are met, yet our U.S. distribution subsidiaries pay a commission on the sale. We defer and amortize this up front commission over a 1 to 8 year period. Thus, as the balance of the deferred sales commission asset changes on our balance sheet, so does the amortization expense. We have also arranged to finance certain deferred commission assets ("DCA") arising from our U.S., Canadian and European operations through Lightning Finance Company Limited ("LFL"), a company in which we have an ownership interest. As a result of the arrangement with LFL, Canadian and European DCA are no longer recorded in our financial statements. U.S. DCA sold to LFL under the U.S. agreement are retained in our financial statements until resold by LFL, which generally occurs at least once annually.

     AMORTIZATION OF INTANGIBLE ASSETS

     Amortization of intangible assets decreased 58% and 57% during the three and six months ended March 31, 2002 over the same periods last year. This decrease was due to the adoption of Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") on October 1, 2001. Under the new accounting standard we ceased to amortize goodwill and indefinite-lived intangible assets. This resulted in a reduction in amortization expense of approximately $9 million and $18 million for the three and six months ended March 31, 2002, as compared to the same periods last year. We completed our impairment testing of goodwill and indefinite-lived intangible assets as specified in SFAS 142 and have determined that there is no impairment to the goodwill and indefinite-lived assets recorded in our books and records as of October 1, 2001.

                                       21
--------------------------------------------------------------------------------

     OTHER INCOME (EXPENSE)

     Investment and other income is comprised primarily of dividends from investments in our sponsored mutual funds, interest income from investments in bonds and government securities, realized gains and losses on investments, foreign currency exchange gains and losses, and other miscellaneous income including the gain or loss on disposal of property.

     Other income (expense) decreased 58% and 65% during the three and six months ended March 31, 2002 over the same periods last year. During the quarter ended December 31, 2000, we recognized additional net realized gains of approximately $19.6 million from the sale of certain sponsored investment products held for investment. In addition, realized gains of $8.2 million and $16.4 million were included in other income during the three and six months ended March 31, 2001. These gains related to the $32.9 million gain on the sale of our headquarters building in San Mateo, which was recognized over 12-month leaseback period through June 2001.

     TAXES ON INCOME

     Our effective income tax rate for the quarter ended March 31, 2002 increased to 25% compared to 24% in the same period last year consistent with increased revenues generated in the U.S. The effective tax rate will continue to be reflective of the relative contributions of foreign earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income.

     MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2002, we had $1,089.8 million in cash and cash equivalents, as compared to $569.0 million at September 30, 2001. Cash and cash equivalents include U.S. Treasury bills and other debt instruments with original maturities of three months or less, money market funds and other highly liquid investments that are readily convertible into cash. The mix of short-term instruments and, in particular, the maturity schedules of certain debt instruments affect the levels reported in cash and cash equivalents and in investments available-for-sale in any given quarter. Liquid assets, which consist of cash and cash equivalents, investments available-for-sale and current receivables increased to $2,833.0 million at March 31, 2002 from $2,377.4 million at September 30, 2001, primarily due to net income generated in the six months ended March 31, 2002 of $238.5 million, proceeds received from the securitization of auto loans net of new loan originations, and an increase in deposits in our banking/finance operating segment.

     Outstanding debt increased to $613.5 million at March 31, 2002 compared to $574.4 million at September 30, 2001. Outstanding debt consists primarily of $509.4 million in principal and accrued interest related to outstanding Convertible Notes that we issued in May 2001. Each of the $1,000 (principal amount at maturity) Convertible Notes is convertible into 9.3604 shares of our common stock. We may redeem the Convertible Notes for cash on or after May 11, 2006 at their accreted value. We may be required to repurchase the Convertible Notes at their accreted value, at the option of the holders, on May 11 of 2003, 2004, 2006, 2011, 2016, 2021 and 2026. In this event, we may choose to pay the purchase price for such repurchases in cash or shares of our common stock. The overall increase in outstanding debt is primarily related to additional financing activity of our mutual fund Class B and C shares sales, which increased other long-term debt to $104.1 million as of March 31, 2002, from $69.7 million as of September 30, 2001. This debt has various maturity dates through fiscal 2006 and thereafter.

                                       22
--------------------------------------------------------------------------------

     At March 31, 2002, approximately $850 million was available to us under unused commercial paper and medium-term note programs. In addition, in fiscal 2001 we filed a shelf registration statement with the Securities and Exchange Commission permitting the issuance of debt and equity securities of up to $300 million. Our ability to access the capital markets in a timely manner is dependant on a number of factors including our credit rating, the condition of the global economy, investors' willingness to purchase our securities, interest rates, credit spreads and the equity market valuation levels. In extreme circumstances, we might not be able to access this liquidity readily.

     Our committed revolving credit facilities at March 31, 2002 totaled $500 million, of which, $200 million was under a 364-day facility. The remaining $300 million facility was under a five year facility and will expire in May 2003. We also have $350 million available in uncommitted bank lines under the Federal Reserve Funds system through Fiduciary.

     We have arranged with LFL for non-recourse financing of sales commissions advanced on sales of our B and C shares globally. The sales commissions that we have financed through LFL during the three and six months ended March 31, 2002 approximated $36.0 million and $65.4 million respectively versus $20.5 million and $35.5 million over the same periods in the prior year.

     Since September 1998, our banking/finance operating segment has entered into a number of securitization transactions with special purpose entities, which then issue asset-backed securities to private investors. The outstanding loan balances held by these special purpose entities were $415.1 million as of March 31, 2002 and $211.4 million as of September 30, 2001. Our ability to access the securitization market will directly affect our plans to finance the auto loan portfolio in the future.

     We expect that the principal uses of cash will be to increase assets under management through expansion of our business, make strategic acquisitions, fund property and equipment purchases, pay operating expenses of the business, enhance our technology infrastructure, improve our business processes, pay shareholder dividends, repay and service debt, and acquire our common stock. We expect to finance future increases in investment in our banking/finance activities through operating cash flows, debt, increased deposit base, or through the securitization of a portion of the receivables from consumer lending activities.

     We believe that our existing liquid assets, together with the continuing cash flow from operations, our borrowing capacity under current credit facilities, our ability to issue debt or equity securities and our mutual fund sales commission financing arrangement will be sufficient to meet our present and reasonably foreseeable operating cash needs and future commitments.













                                       23
--------------------------------------------------------------------------------

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

THE LEVELS OF OUR ASSETS UNDER MANAGEMENT, WHICH IN TURN IMPACT REVENUES, ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS. Global economic conditions, changes in the equity market place, interest rates, inflation rates, the yield curve and other factors that are difficult to predict affect the mix, market values and levels of our assets under management. Changing market conditions may cause a shift in our asset mix towards fixed-income products and a related decline in our revenue and income, since we derive higher fee revenues and income from equity assets than from fixed-income products we manage. Similarly, our securitized consumer receivables business is subject to marketplace fluctuation.

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

                                       24
--------------------------------------------------------------------------------

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


                                       25
--------------------------------------------------------------------------------

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

We are exposed to changes in interest rates primarily in our debt transactions and portfolio debt holdings available for sale, which are carried at fair value. As of March 31, 2002, a significant percentage of our outstanding debt is at fixed interest rates. In our banking/finance segment, we monitor the net interest rate margin and the average maturity of interest earning assets and funding sources. In addition, we have considered the potential impact of the effect on the banking/finance segment, our outstanding debt and portfolio debt holdings, individually and collectively, of a 100 basis point (1%) movement in market interest rates. We do not expect this change would have a material impact on our operating revenues or results of operations in either scenario.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We previously reported that three individual plaintiffs filed a consolidated class action and derivative complaint, captioned In re: Templeton Securities Litigation (Civil Action No. 98-6059), in the U.S. District Court for the Southern District of Florida, against Templeton Vietnam Opportunities Fund, Inc. (now known as Templeton Vietnam and Southeast Asia Fund, Inc.) (hereafter, the "Fund"); Templeton Asset Management, Ltd., an indirect wholly-owned subsidiary of Franklin Resources, Inc. ("FRI") and the investment manager of the closed-end investment company; certain of the fund's officers and directors; FRI; and Templeton Worldwide, Inc., an FRI subsidiary. On April 3, 2002, the Court provided final approval of a settlement agreement entered into among the parties, which had been preliminarily approved by the Court on November 15, 2001. Under the terms of the settlement agreement, the plaintiffs and defendants agreed to resolve all claims for $6.5 million, including plaintiffs' attorneys fees and the costs of administering the settlement; it is expected that the Fund will receive a minimum of $2 million, which has been reflected in the Fund's net asset value as of April 3, 2002. The defendants have agreed to the settlement to avoid the expense and inconvenience of further proceedings. The settlement does not contain, and specifically denies, any admission of wrongdoing or violation of law by any of the defendants.

We also previously reported that on June 22, 2001 plaintiffs Richard Nelson and Dorothy Nelson filed a First Amended complaint, captioned Richard Nelson, et. al. v. AIM Advisors, Inc. et. al. (Case No. 01-282-DRH), in the United States District Court of the Southern District of Illinois, which added additional plaintiffs and named as defendants advisory and distribution entities from 25 different mutual fund

                                       26
--------------------------------------------------------------------------------
complexes, including Franklin Advisers, Inc. and Franklin/Templeton Distributors, Inc., both wholly-owned subsidiaries of FRI and Templeton Global Advisors Limited, an indirect wholly-owned subsidiary of FRI (collectively, the "Franklin Defendants"). On September 17, 2001, the plaintiffs filed a Second Amended Complaint, which dropped certain claims included in the First Amended Complaint and deleted certain previously named defendants. The Second Amended Complaint had alleged, among other things, violations of the Investment Company Act of 1940 with respect to distribution and advisory contracts of funds advised or distributed by the defendants. On March 29, 2002, based on the stipulation of all parties in the action, the Court entered an order of dismissal of the entire action as to all defendants, including the Franklin Defendants, without prejudice.

We are involved from time to time in litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect our business or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Stockholders of Franklin Resources, Inc. was held at 10:00 a.m., Pacific Standard Time, on January 25, 2002 at the principal offices of the Company located at One Franklin Parkway, San Mateo, California.

The two proposals presented at the meeting were:

     1. The election of nine (9) directors to hold office until the next Annual Meeting of Stockholders or until their successors are elected and shall qualify.

     2. The ratification of the appointment by the Board of Directors of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending September 30, 2002.

(b) Each of the nine nominees for director was elected and received the number of votes set forth below:

                Name                            For            Against
                ----                            ---            -------
            Harmon E. Burns                  195,356,360      4,021,770
            Charles B. Johnson               195,388,245      3,989,885
            Charles E. Johnson               195,335,827      4,042,303
            Rupert H. Johnson, Jr.           195,394,594      3,983,536
            Harry O. Kline                   195,377,600      4,000,530
            James A. McCarthy                195,950,759      3,427,371
            Peter A. Sacerdote               195,429,271      3,948,859
            Anne M. Tatlock                  195,147,502      4,230,628
            Louis E. Woodworth               195,962,621      3,415,509

(c) The ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending September 30, 2002, was approved by a vote of 197,913,819 shares in favor, 650,892 shares against, and 813,419 shares abstaining.

                                       27
--------------------------------------------------------------------------------

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

        Exhibit 4.2 Registration Rights Agreement between Franklin Resources, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch") dated May 11, 2001 incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-3, filed on August 6, 2001

        Exhibit 10.62 Deferred Compensation Agreement For Director's Fees, as amended on April 15, 2002.

        Exhibit 12       Computations of ratios of earnings to fixed charges

(b)     Reports on Form 8-K:

        (i) Form 8-K filed on January 24, 2002 reporting under Item 5 "Other Events" an earnings press release, dated January 24, 2002, and including said press release as an Exhibit under Item 7 "Financial Statements and Exhibits."

                                       28
--------------------------------------------------------------------------------

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


                                   FRANKLIN RESOURCES, INC.
                                   ------------------------
                                   Registrant.


Date:  May 14, 2002                /s/ Martin L. Flanagan
                                   ----------------------

                                   MARTIN L. FLANAGAN
                                   President, Member-Office of the President,
                                   Chief Financial Officer and Chief Operating
                                   Officer












                                       29
--------------------------------------------------------------------------------