Form 10-Q
period 2002-06-30
FRANKLIN RESOURCES INC
filed 2002-08-12
CIK 38777

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For Quarterly Period Ended June 30, 2002
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

YES   X    NO
    -----     ------


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Outstanding: 259,915,179 shares, common stock, par value $.10 per share at July 31, 2002.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

FRANKLIN RESOURCES, INC.
CONSOLIDATED INCOME STATEMENTS
UNAUDITED
                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                      JUNE 30                   JUNE 30
(in thousands, except per share data)             2002         2001         2002        2001
---------------------------------------------------------------------------------------------
OPERATING REVENUES:
Investment management fees                    $384,840     $362,543   $1,107,416  $1,048,464
Underwriting and distribution fees             213,300      180,757      602,844     523,284
Shareholder servicing fees                      48,832       53,723      144,197     153,907
Other, net                                      19,078       12,450       55,768      25,305
                                          ---------------------------------------------------
TOTAL OPERATING REVENUES                       666,050      609,473    1,910,225   1,750,960
                                          ---------------------------------------------------

OPERATING EXPENSES:
Underwriting and distribution                  191,586      162,977      541,180     470,795
Compensation and benefits                      167,570      167,643      487,477     449,576
Information systems, technology and
occupancy                                       75,573       70,576      223,364     187,106
Advertising and promotion                       29,268       27,314       81,174      73,873
Amortization of deferred sales commissions      17,677       16,361       51,467      52,176
Amortization of intangible assets                4,238       16,672       12,871      36,688
Other                                           26,286       23,234       67,956      62,599
                                          ---------------------------------------------------
TOTAL OPERATING EXPENSES                       512,198      484,777    1,465,489   1,332,813
                                          ---------------------------------------------------

OPERATING INCOME                               153,852      124,696      444,736     418,147
                                          ---------------------------------------------------

OTHER INCOME (EXPENSE):
Investment and other income                     18,017       34,698       51,128     116,708
Interest expense                               (3,158)      (1,889)      (9,134)     (7,418)
                                          ---------------------------------------------------
OTHER INCOME (EXPENSE), NET                     14,859       32,809       41,994     109,290
                                          ---------------------------------------------------

INCOME BEFORE TAXES ON INCOME                  168,711      157,505      486,730     527,437
TAXES ON INCOME                                 43,021       37,802      122,525     126,585
                                          ---------------------------------------------------

NET INCOME                                    $125,690     $119,703     $364,205    $400,852
                                          ===================================================

EARNINGS PER SHARE:
     BASIC                                       $0.48        $0.46        $1.39       $1.61
     DILUTED                                     $0.48        $0.46        $1.39       $1.60

DIVIDENDS PER SHARE                              $0.07       $0.065        $0.21      $0.195


               See notes to the consolidated financial statements.



FRANKLIN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

                                                           UNAUDITED
                                                             JUNE 30       SEPTEMBER 30
(in thousands)                                                  2002               2001
---------------------------------------------------------------------------------------------

ASSETS:
Current assets:
   Cash and cash equivalents                                $897,814           $497,241
   Receivables:
      Sponsored investment products                          256,581            233,086
      Other                                                   46,755             63,079
   Investment securities, available-for-sale               1,231,190          1,027,975
   Prepaid expenses and other                                101,205            108,895

---------------------------------------------------------------------------------------------
      Total current assets                                 2,533,545          1,930,276
---------------------------------------------------------------------------------------------

Banking/finance assets:
   Cash and cash equivalents                                  25,724             71,736
   Loans receivable, net                                     419,148            555,314
   Investment securities, available-for-sale                 555,221            484,280
   Other                                                      77,949            117,914

---------------------------------------------------------------------------------------------
      Total banking/finance assets                         1,078,042          1,229,244
---------------------------------------------------------------------------------------------

Other assets:
   Deferred sales commissions                                113,529            104,082
   Property and equipment, net                               401,080            449,626
   Intangible assets, net                                    689,318            702,198
   Goodwill                                                1,287,005          1,286,622
   Receivable from banking/finance group                      65,545            307,214
   Other                                                     280,700            256,388

---------------------------------------------------------------------------------------------
      Total other assets                                   2,837,177          3,106,130
---------------------------------------------------------------------------------------------

       TOTAL ASSETS                                       $6,448,764         $6,265,650
=============================================================================================


               See notes to the consolidated financial statements.



FRANKLIN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
                                                           UNAUDITED
                                                             JUNE 30       SEPTEMBER 30
(in thousands except share data)                                2002               2001
---------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS'
EQUITY:
Current liabilities:
   Compensation and benefits                                 199,747            221,672
   Current maturities of long-term debt                        8,685              8,361
   Accounts payable and accrued expenses                     127,963            127,918
   Commissions                                                87,186             83,518
   Income taxes                                               48,517             11,925
   Other                                                       8,114              4,039
---------------------------------------------------------------------------------------------
      Total current liabilities                              480,212            457,433
---------------------------------------------------------------------------------------------

Banking/finance liabilities:
   Deposits                                                  758,017            723,608
   Payable to parent                                          65,545            307,214
   Other                                                      56,756             39,839
---------------------------------------------------------------------------------------------
      Total banking/finance liabilities                      880,318          1,070,661
---------------------------------------------------------------------------------------------

Other liabilities:
   Long-term debt                                            575,434            566,013
   Other                                                     196,519            193,647
---------------------------------------------------------------------------------------------
      Total other liabilities                                771,953            759,660
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
       Total liabilities                                   2,132,483          2,287,754
---------------------------------------------------------------------------------------------

Stockholders' equity:
   Preferred stock, $1.00 par value, 1,000,000 shares
  authorized; none issued                                          -                  -

  Common stock, $0.10 par value, 500,000,000
  shares authorized; 262,000,694  and
  260,797,545  shares issued and outstanding for              26,200             26,080
  June and September
   Capital in excess of par value                            700,063            657,878
   Retained earnings                                       3,652,217          3,342,979
   Accumulated other comprehensive loss                     (62,199)           (49,041)
---------------------------------------------------------------------------------------------
      Total stockholders' equity                           4,316,281          3,977,896
---------------------------------------------------------------------------------------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $6,448,764         $6,265,650
=============================================================================================


               See notes to the consolidated financial statements.



FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED                                                               NINE MONTHS ENDED
                                                                             JUNE 30
(in thousands)                                                         2002           2001
-------------------------------------------------------------------------------------------
Net income                                                         $364,205       $400,852

Adjustments to reconcile net income to net cash
  Provided by operating activities:
Decrease in receivables, prepaid expenses and other                  56,059         25,953
Net advances of deferred sales commissions                         (67,200)       (57,693)
Increase (decrease) in other current liabilities                     33,217       (37,986)
Increase (decrease) in income taxes payable                          36,591       (24,047)
Increase in commissions payable                                       3,668         13,846
Increase in accrued compensation and benefits                         1,897            790
Depreciation and amortization                                       138,505        161,830
Gains on disposition of assets                                      (4,342)       (52,527)
-------------------------------------------------------------------------------------------
Net cash provided by operating activities                           562,600        431,018
-------------------------------------------------------------------------------------------

Purchase of investments                                         (1,225,692)      (582,574)
Liquidation of investments                                          880,973        454,230
Purchase of banking/finance investments                            (62,873)        (3,411)
Liquidation of banking/finance investments                           62,662            361
Net proceeds from securitization of loans receivable                499,332        139,295
Net origination of loans receivable                               (342,124)      (189,560)
Net addition of property and equipment                             (25,074)       (81,919)
Acquisition of subsidiaries, net of cash acquired                         -      (100,058)
-------------------------------------------------------------------------------------------
Net cash used in investing activities                             (212,796)      (363,636)
-------------------------------------------------------------------------------------------

Increase in bank deposits                                            34,408         41,416
Exercise of common stock options                                     17,829          1,887
Dividends paid on common stock                                     (53,250)       (46,366)
Purchase of stock                                                   (8,146)      (137,213)
Issuance of debt                                                     82,583        694,383
Payments on debt                                                   (68,667)      (492,381)
-------------------------------------------------------------------------------------------
Net cash provided by financing activities                             4,757         61,726
-------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                               354,561        129,108
Cash and cash equivalents, beginning of  period                     568,977        746,005
-------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                           $923,538       $875,113
-------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
    Value of common stock issued, principally restricted stock      $28,009        $24,959
    Value of common stock issued to acquire Fiduciary                   $ -       $775,783
    Fair value of Fiduciary assets acquired                             $ -     $1,539,080
    Fair value of Fiduciary liabilities acquired                        $ -       $757,722

               See notes to the consolidated financial statements.

                            FRANKLIN RESOURCES, INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)

     1. Basis of Presentation
        ---------------------

        We have prepared these unaudited interim financial statements of Franklin Resources, Inc. and its consolidated subsidiaries in accordance with the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. Under these rules and regulations, we have shortened or omitted some information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles. We believe that we have made all adjustments necessary for a fair statement of the results of operations for the periods shown. All adjustments are normal and recurring. You should read these financial statements together with our audited financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2001.

     2. Comprehensive Income
        --------------------

        The following table shows comprehensive income for the three and nine months ended June 30, 2002.

                                                Three months ended        Nine months ended
                                                     June 30                    June 30
        (in thousands)                          2002         2001          2002         2001
        --------------------------------------------------------------------------------------

        Net income                          $125,690     $119,703       364,205     $400,852
        Net unrealized (loss) gain  on
           available-for-sale
           securities, net of tax           (22,059)        1,929      (15,878)     (47,753)
        Foreign currency translation
           adjustments                        11,572          896         2,720      (8,570)
        --------------------------------------------------------------------------------------
        Comprehensive income                $115,203     $122,528      $351,047     $344,529
        ======================================================================================


     3. Earnings per Share
        ------------------

        We computed earnings per share as follows:

                                               Three months ended         Nine months ended
                                                     June 30                  June 30
        (in thousands except per share
           amounts)                             2002         2001        2002        2001
        ----------------------------------------------------------------------------------------

        Net income                          $125,690     $119,703    $364,205    $400,852
        ========================================================================================

        Weighted-average shares
         outstanding - basic                 261,952      260,815     261,507     249,591
        Incremental shares from assumed
         conversions                           1,135        1,359         894       1,031
        ----------------------------------------------------------------------------------------
        Weighted-average shares
         outstanding - diluted               263,087      262,174     262,401     250,622
        ========================================================================================

        Earnings per share:
           Basic                               $0.48        $0.46       $1.39       $1.61
           Diluted                             $0.48        $0.46       $1.39       $1.60


     4. Securitization of Loans Receivable
        ----------------------------------

        The  following   table  shows   details  of  auto  loan   securitization
        transactions for the three and nine months ended June 30, 2002.

                                                Three months ended          Nine months ended
                                                      June 30                    June 30
        (in millions)                            2002         2001          2002         2001
        --------------------------------------------------------------------------------------

        Net carrying amount of loans
        sold                                   $178.9          $ -        $485.2       $142.6
        Gross sale proceeds                    $183.8          $ -        $503.5       $145.5
        Pre-tax gain                             $4.9          $ -         $18.3         $2.9

        When we sell auto loans in a securitization transaction, we retain interest-only strips and servicing rights. The gross sales proceeds include the fair value of the interest-only strips.

        We generally estimate fair value based on the present value of future expected cash flows. The key assumptions used in the present value calculations of our securitization transactions at the date of securitization were as follows:


                                                Three months ended         Nine months ended
                                                     June 30                    June 30
                                                 2002         2001          2002         2001
        --------------------------------------------------------------------------------------

        Excess cash flow discount rate
          (annual rate)                           12%          N/A           12%          12%
                                                                          3.30%,
        Cumulative life loss rate               3.30%          N/A         3.76%        3.06%

        Pre-payment speed
           assumption (average
           monthly rate)                         1.5%          N/A          1.5%         1.5%

        We determined these assumptions using data from comparable transactions, historical information and management's estimate. Interest-only strip receivables are generally restricted assets and subject to limited recourse provisions. The carrying value of the interest-only strips was $29.7 million as of June 30, 2002 and $10.8 million as of September 30, 2001. Amounts payable to the trustee for servicing income collected on behalf of the trusts of $25.1 million as of June 30, 2002 and $10.9 million as of September 30, 2001 are included in other banking/finance liabilities.

        With respect to retained servicing responsibilities relating to the securitization trusts, we receive annual servicing fees ranging from 1.25% to 2.0% of the loans securitized. We also receive the rights to future cash flows, if any, arising after the investors in the securitization trust have received their contracted return. The following is a summary of cash flows received in the three and nine months ended June 30, 2002 from all the securitization trusts during these periods:


                                                Three months ended          Nine months ended
                                                      June 30                    June 30
        (in thousands)                           2002         2001          2002         2001
        --------------------------------------------------------------------------------------

        Servicing fees received                $1,952       $1,249        $5,349       $3,585
        Total cash flows received on
         retained interests other
         than servicing fees                   $6,064       $2,543       $11,985       $5,323


     5. Goodwill and Intangible Assets
        ------------------------------

        On October 1, 2001, we adopted Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside a business combination and the recognition and measurement of goodwill and other intangible assets after acquisition. Under the new standard, all goodwill and indefinite-lived intangible assets, including those acquired before initial application of the standard, will not be amortized but will be tested for impairment at least annually. Accordingly, on October 1, 2001, we ceased amortization on goodwill and indefinite-lived assets. This resulted in the following amortization expense reduction:


         (in thousands except per share             Three months ended     Nine months ended
            amounts)                                     June 30, 2002         June 30, 2002
         --------------------------------------------------------------------------------------

         Amortization expense reduction                        $12,517               $37,551
         Amortization expense reduction - net
            of tax                                              $9,325               $28,098
         Increase in basic and diluted earnings
            per share                                            $0.04                 $0.11

        All of our goodwill and intangible assets, including those arising from the purchase of Fiduciary Trust Company International ("Fiduciary") in April 2001, relate to our investment management operating segment. Indefinite-lived intangible assets represent the value of management contracts with our mutual funds and other investment products. The following table reflects our results as though we had adopted SFAS 142 on October 1, 2000.

                                                    Three months ended      Nine months ended
                                                           June 30               June 30
         (in thousands except per share
            amounts)                                   2002       2001       2002        2001
         ---------------------------------------------------------------------------------------

         Net income as reported                    $125,690   $119,703   $364,205    $400,852
         Goodwill amortization                            -      8,798          -      20,262
         Indefinite-lived intangibles amortization        -      3,288          -       9,864
         Tax effect at effective tax rate                 -    (2,901)          -     (7,230)
         ---------------------------------------------------------------------------------------
         Net income as adjusted                    $125,690   $128,888   $364,205    $423,748

         Basic earnings per share as reported         $0.48      $0.46      $1.39       $1.61
         Diluted earnings per share as reported       $0.48      $0.46      $1.39       $1.60
         Basic earnings per share as adjusted         $0.48      $0.49      $1.39       $1.70
         Diluted earnings per share as adjusted       $0.48      $0.49      $1.39       $1.69


        Intangible assets at June 30, 2002 and September 30, 2001 were as follows:

                                                     Gross
                                                  carrying       Accumulated     Net carrying
        (in thousands)                              amount      amortization           amount
        --------------------------------------------------------------------------------------
        As at June 30, 2002
        -------------------
        Amortized intangible assets:
        Customer base                             $232,191         $(19,532)         $212,659
        Other                                       31,545          (17,813)           13,732
        --------------------------------------------------------------------------------------
                                                   263,736          (37,345)          226,391
        Non-amortized intangible assets:
        Management contracts                       462,927                 -          462,927
        --------------------------------------------------------------------------------------
        Total                                     $726,663         $(37,345)         $689,318
        ======================================================================================

        As at September 30, 2001
        ------------------------
        Amortized intangible assets:
        Customer base                             $232,191          $(7,913)         $224,278
        Other                                       31,545          (16,552)           14,993
        --------------------------------------------------------------------------------------
                                                   263,736          (24,465)          239,271
        Non-amortized intangible assets:
        Management contracts                       462,927                 -          462,927
        --------------------------------------------------------------------------------------
        Total                                     $726,663         $(24,465)         $702,198
        ======================================================================================


        Estimated amortization expense for each of the next 5 fiscal years is as follows:

                                                              Fiscal years ended
        (in thousands)                                             September 30,
        --------------------------------------------------- --------------------
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

        As of March 31, 2002, we completed the impairment testing of goodwill and indefinite-lived intangible assets under the guidance set out in SFAS 142 and we determined that there is no impairment to the goodwill and indefinite-lived assets recorded in our books and records as of October 1, 2001.

     6. Segment Information
        -------------------

        We have two operating segments: investment management and banking/finance. The investment management segment derives almost all of its revenues and net income from providing investment advisory, investment administration, distribution and related services to our sponsored investment products. The banking/finance segment offers consumer lending, certain trustee services and selected retail-banking services to the general public, high net-worth individuals, foundations and institutions.

        We show financial information for our two operating segments for the three and nine months ended June 30, 2002 and 2001 in the table below.


                                            Three months ended          Nine months ended
                                                  June 30                     June 30
        (in thousands)                      2002          2001          2002         2001
        ------------------------------------------------------------------------------------

        Operating revenues:
        Investment management           $650,465      $600,715    $1,867,218   $1,727,544
        Banking/finance-gross revenues    20,907        18,486        67,499       43,277
        Banking/finance-interest expense
        and loan loss provision          (5,322)       (9,728)      (24,492)     (19,861)
        ------------------------------------------------------------------------------------
        Total                           $666,050      $609,473    $1,910,225   $1,750,960

        Income before taxes:
        Investment management           $160,111      $155,680      $459,492     $521,697
        Banking/finance                    8,600         1,825        27,238        5,740
        ------------------------------------------------------------------------------------
        Total                           $168,711      $157,505      $486,730     $527,437
        ====================================================================================

        Operating segment assets were as follows:

        (in thousands)                           June 30, 2002         September 30, 2001
        ------------------------------------------------------------------------------------

        Investment management                       $5,370,722                 $5,036,406
        Banking/finance                              1,078,042                  1,229,244
        ------------------------------------------------------------------------------------
        Total                                       $6,448,764                 $6,265,650
        ====================================================================================

     7. Debt
        ----

        In May 2001, we received approximately $490 million in net proceeds from the sale of $877 million principal amount at maturity of zero-coupon convertible senior notes due 2031 (the "Convertible Notes"). At June 30, 2002, long-term debt included $501 million in principal and $10.8 million of accrued interest related to the Convertible Notes. The Convertible Notes, which were offered to qualified institutional buyers only, carry an interest rate of 1.875% per annum, with an initial conversion premium of 43%. Each of the $1,000 (principal amount at maturity) Convertible Notes is convertible into 9.3604 shares of our common stock. We may redeem the Convertible Notes for cash on or after May 11, 2006 at their accreted value. We may have to repurchase the Convertible Notes at their accreted value, at the option of the holders, on May 11 of 2003, 2004, 2006, 2011, 2016, 2021 and 2026. In this event, we may choose to pay the purchase price in cash or shares of our common stock.

        We did not have any commercial paper outstanding or medium term notes issued at June 30, 2002.

     8. Commitments and Contingencies
        -----------------------------

        We are contingently liable for approximately $145 million in residual guarantees under an operating lease for our global corporate headquarters in San Mateo, California. This represents about 85% of the total construction costs of $170 million. The lease is classified as an operating lease as the net present value of the minimum lease payments, including the residual guarantee estimate, was less than 90% of the fair value of the leased property at the start of the lease.

        In February 2001, we signed an agreement with IBM under which IBM assumed management of our data center and distributed server operations. Under the agreement, we may end the agreement any time after March 2004 by incurring a termination charge. The maximum termination charge payable depends on the termination date, the service levels prior to our termination of the agreement, and costs IBM would incur in winding down the services. Based on June 30, 2002 service levels, this termination fee would approximate $37.2 million. We do not consider it likely that we will incur this cost. Under the terms of the agreement, we must also pay IBM an additional transition charge of about $2.7 million in March 2003.

        We lease office space and equipment under long-term operating leases. Future minimum lease payments under non-cancelable leases are not material to our reported operating results and financial position.

        At June 30, 2002, our banking/finance operating segment had commitments to extend credit aggregating $286.0 million, mainly under credit card lines, and held standby letters of credit totaling $6.9 million, which were secured by marketable securities.

        We are involved in various claims and legal proceedings that are considered normal in our business. While it is not feasible to predict or determine the final outcome of these proceedings, we do not believe that they should have a material adverse effect on our financial position, results of operations or liquidity.

     9. Banking Regulatory Ratios
        -------------------------

        Following the acquisition of Fiduciary in April 2001, we became a bank holding company and a financial holding company subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can cause some mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. We must meet specific capital guidelines that involve quantitative measures of our assets and liabilities as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of Tier 1 capital to average assets (as defined in the regulations) and Tier 1 and total capital to risk-weighted assets (as defined in the regulations). Based on our calculations, as of June 30, 2002, we exceed the capital adequacy requirements currently applicable to us as listed below.


                                                          Three months ended      Minimum for our
        (in thousands)                                         June 30, 2002     capital adequacy
                                                                                         purposes
        ------------------------------------------------ --------------------   -----------------
        Tier 1 capital                                            $2,282,803                  N/A
        Total risk-based capital                                  $2,290,074                  N/A
        Tier 1 leverage ratio                                            51%                   4%
        Tier 1 risk-based capital ratio                                  85%                   4%
        Total risk-based capital ratio                                   86%                   8%

    10. Subsequent Events
        -----------------

        On July 26, 2002, our 75% owned subsidiary, Templeton Asset Management (India) Private Limited, acquired all of the issued and outstanding shares of Pioneer ITI AMC Limited, an Indian investment management company with approximately $0.8 billion in assets under management as of the purchase date. The aggregate value of this all-cash transaction was approximately $55.4 million.

        In July 2002, we purchased approximately 2.1 million shares of our common stock at a cost of $64.4 million. In August 2002, we increased the number of shares of our common stock authorized for purchase by us by 10 million to 11.4 million shares. Also, in July 2002, we completed the sale of put options that give the purchaser the right to sell 2.5 million shares of our common stock to us at a specified price upon exercise of the options on the designated expiration dates in January, June and July of 2003 if certain conditions are met.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In this section, we discuss our results of operations and our financial condition. We also make some statements relating to the future, which are called "forward-looking" statements. Although we do our best to make clear and accurate forward-looking statements, the actual results and outcomes could differ significantly from those that we discuss in this document. For this reason, you should not place too much emphasis on these forward-looking statements and should review the "Risk Factors" section below, where we discuss these statements in more detail.

GENERAL

We derive the majority of our operating revenues, operating expenses and net income from providing investment management and related services to retail mutual funds, institutional, high net-worth, separate accounts and other investment products. This is our main business activity and operating segment.

Our sponsored investment products include a broad range of domestic and global/international equity, hybrid, fixed-income, and money market mutual funds, as well as other investment products that meet a wide variety of specific investment needs of individuals and institutions.

The level of our revenues depends largely on the level and relative mix of assets under management. To a lesser degree, our revenues also depend on the level of mutual fund sales and the number of mutual fund shareholder accounts. The fees charged for our services are based on our contracts with our sponsored investment products or our clients. These arrangements could change in the future.

Our  secondary   business  and  operating   segment  is   banking/finance.   Our
banking/finance group offers selected retail-banking services to high net-worth individuals, foundations and institutions and consumer lending.


    ASSETS UNDER MANAGEMENT
                                                             June 30             June 30
    (in billions)                                               2002                2001
    ------------------------------------------------------------------------------------------

    Equity:
       Global/international                                    $93.6               $93.4
       Domestic (U.S.)                                          48.5                53.3
    ------------------------------------------------------------------------------------------
          Total equity                                         142.1               146.7
    ------------------------------------------------------------------------------------------

    Hybrid                                                      39.6                38.3
    Fixed-income:
      Tax-free                                                  50.2                46.9
      Taxable:
         Domestic (U.S.)                                        24.7                23.4
         Global/international                                    8.4                 7.2
    ------------------------------------------------------------------------------------------
          Total fixed-income                                    83.3                77.5
    ------------------------------------------------------------------------------------------

    Money                                                        5.4                 5.4

    ------------------------------------------------------------------------------------------
    Total                                                     $270.4              $267.9
    ==========================================================================================
    Simple monthly average for the three-month period (1)     $274.8              $255.9
    ------------------------------------------------------------------------------------------
    Simple monthly average for the nine-month period (1)      $265.6              $238.7
    ==========================================================================================

    (1) We calculate investment management fees using a daily average for about 45% of our assets under management at June 30, 2002. The remaining investment management fees are mainly calculated based on month-end and quarter-end assets under management.

    Our assets under management at June 30, 2002 were $270.4 billion, 1% higher than they were a year ago. Simple monthly average assets during the quarter ended June 30, 2002 increased 7% over the same period a year ago. The increase in the absolute level and simple monthly average assets under management for the quarter ended June 30, 2002 from the prior year is mainly due to increased net sales, partially offset by market depreciation.

    The following table shows the mix of assets under management by investment type.

    As of June 30,                                                     2002               2001
    -------------------------------------------------------------------------------------------
    Percentage of total assets under management:
      Equity                                                            52%                55%
      Fixed-income                                                      31%                29%
      Hybrid                                                            15%                14%
      Money                                                              2%                 2%
    -------------------------------------------------------------------------------------------
      Total                                                            100%               100%
    ===========================================================================================

    The change in the mix of assets under management resulted mainly from the decline in equity markets during the quarters ended June 30, 2002 and September 30, 2001.

    The change in our assets under management was as follows:

                                                       Three months ended                       Nine months ended
                                                             June 30             Percent             June 30           Percent
       (in billions)                                    2002         2001        Change        2002         2001       Change
      ---------------------------------------------------------------------------------------------------------------------------

       Beginning assets under management              $274.5       $215.7          27%       $246.4       $229.9           7%
       Sales                                            18.6         15.4          21%         56.3         43.7          29%
       Reinvested dividends                              1.1          2.2        (50)%          4.2          8.4        (50)%
       Redemptions                                    (14.1)       (14.9)         (5)%       (43.9)       (45.0)         (2)%
       Acquisitions                                        -         45.8       (100)%            -         49.5       (100)%
       (Depreciation)/appreciation                     (9.7)          3.7          N/A          7.4       (18.6)          N/A
      ---------------------------------------------------------------------------------------------------------------------------
       Ending assets under management                 $270.4       $267.9           1%       $270.4       $267.9           1%
      ===========================================================================================================================

    The acquisition of Bissett and Associates Investment Management Ltd. ("Bissett") in October 2000 increased our assets under management by $3.7 billion, and the Fiduciary Trust Company International ("Fiduciary") acquisition in April 2001 increased our assets under management by $45.8 billion, as of the dates of these acquisitions. For both the three and nine months ended June 30, 2002 sales and reinvested dividends exceeded redemptions ("net inflows") complex-wide by $5.6 billion and $16.6 billion, compared to the same periods last year when net inflows were $2.7 billion and $7.1 billion. Market appreciation of $7.4 billion in the nine months ended June 30, 2002 resulted from increases in the global/international equity, hybrid, and taxable fixed-income products partially offset by depreciation in the other investment products.

    The chart below summarizes changes in our assets under management by product class.


                                              Three months ended       Percent      Nine months ended    Percent
                                                    June 30            change            June 30         change
     (in billions)                             2002        2001                     2002        2001
     ----------------------------------------------------------------------------------------------------------------
     GLOBAL/INTERNATIONAL EQUITY
     Beginning assets under management        $93.9       $87.6           7%       $80.2       $97.6       (18)%
     Sales                                      7.0         5.3          32%        21.1        14.1         50%
     Reinvested dividends                       0.1         0.7        (86)%         0.9         3.8       (76)%
     Redemptions                              (4.7)       (5.8)        (19)%      (16.7)      (18.8)       (11)%
     Acquisitions                                 -         3.2       (100)%           -         5.4      (100%)
     (Depreciation)/ appreciation             (2.7)         2.4          N/A         8.1       (8.7)         N/A
     ----------------------------------------------------------------------------------------------------------------
     Ending assets under management            93.6        93.4            -        93.6        93.4           -
     DOMESTIC (U.S.) EQUITY
     Beginning assets under management         53.2        45.5          17%        44.5        53.9       (17)%
     Sales                                      3.6         3.1          16%        10.8        10.2          6%
     Reinvested dividends                       0.3         0.7        (57)%         1.4         2.4       (42)%
     Redemptions                              (2.6)       (2.2)          18%       (7.0)       (7.1)        (1)%
     Acquisitions                                 -         3.7       (100)%           -         3.7      (100)%
     (Depreciation)/ appreciation             (6.0)         2.5          N/A       (1.2)       (9.8)       (88)%
     ----------------------------------------------------------------------------------------------------------------
     Ending assets under management            48.5        53.3         (9)%        48.5        53.3        (9)%
     HYBRID
     Beginning assets under management         40.8         9.8         316%        36.1         9.3        288%
     Sales                                      1.2         0.6         100%         4.0         1.2        233%
     Reinvested dividends                       0.2         0.2            -         0.4         0.4           -
     Redemptions                              (0.6)       (0.5)          20%       (1.5)       (1.2)         25%
     Acquisitions                                 -        29.1       (100)%           -        30.2      (100)%
     (Depreciation)/ appreciation             (2.0)       (0.9)         122%         0.6       (1.6)         N/A
     ----------------------------------------------------------------------------------------------------------------
     Ending assets under management            39.6        38.3           3%        39.6        38.3          3%
     TAX-FREE INCOME
     Beginning assets under management         48.7        45.8           6%        48.4        44.0         10%
     Sales                                      1.8         1.6          13%         5.1         3.8         34%
     Reinvested dividends                       0.3         0.3            -         0.9         0.9           -
     Redemptions                              (1.4)       (1.2)          17%       (3.8)       (3.4)         12%
     Acquisitions                                 -         0.1       (100)%           -         0.1      (100)%
     Appreciation/ (depreciation)               0.8         0.3         167%       (0.4)         1.5         N/A
     ----------------------------------------------------------------------------------------------------------------
     Ending assets under management            50.2        46.9           7%        50.2        46.9          7%
     TAXABLE FIXED-INCOME
     Beginning assets under management         32.3        21.1          53%        31.6        19.8         60%
     Sales                                      2.7         1.9          42%         7.7         5.4         43%
     Reinvested dividends                       0.2         0.2            -         0.5         0.6       (17)%
     Redemptions                              (2.3)       (1.8)          28%       (7.0)       (4.3)         63%
     Acquisitions                                 -         9.7       (100)%           -        10.1      (100)%
     Appreciation/ (depreciation)               0.2       (0.5)          N/A         0.3       (1.0)         N/A
     ----------------------------------------------------------------------------------------------------------------
     Ending assets under management            33.1        30.6           8%        33.1        30.6          8%
     MONEY
     Beginning assets under management          5.6         5.9         (5)%         5.6         5.3          6%
     Sales                                      2.3         2.9        (21)%         7.6         9.0       (16)%
     Reinvested dividends                         -         0.1       (100)%         0.1         0.3       (67)%
     Redemptions                              (2.5)       (3.4)        (26)%       (7.9)      (10.2)       (23)%
     Acquisitions                                 -           -            -           -           -           -
     (Depreciation)/ appreciation                 -       (0.1)       (100)%           -         1.0      (100)%
     ----------------------------------------------------------------------------------------------------------------
     Ending assets under management             5.4         5.4            -         5.4         5.4           -
     ----------------------------------------------------------------------------------------------------------------
     TOTAL ENDING ASSETS UNDER
     MANAGEMENT                              $270.4      $267.9           1%      $270.4      $267.9          1%
     ----------------------------------------------------------------------------------------------------------------



    RESULTS OF OPERATIONS

                                      Three months ended               Nine months ended
                                          June 30         Percent           June 30        Percent
                                      2002       2001     Change        2002       2001    Change
    ----------------------------------------------------------------------------------------------

    Net income (in millions)         $125.7     $119.7      5%         $364.2     $400.9     (9)%
    Earnings per share
       Basic                         $0.48      $0.46       4%          $1.39      $1.61    (14)%
       Diluted                       $0.48      $0.46       4%          $1.39      $1.60    (13)%
    Operating margin                   23%        20%                     23%        24%
    EBITDA margin (1)                  30%        32%                     30%        35%
    -----------------------------------------------------------------------------------------------

    (1) EBITDA margin is earnings before interest, taxes on income, depreciation and the amortization of intangibles (not including amortization of deferred sales commissions) divided by total revenues.

    Net income during the three months ended June 30, 2002 increased 5% compared to the same period last year mainly due to higher operating revenues offset by increased operating expenses and lower investment and other income. Net income during the nine months ended June 30, 2002 decreased 9% compared to the same period last year due to increased operating expenses and lower investment and other income, partially offset by higher operating revenues.

    OPERATING REVENUES

                                  Three months ended               Nine months ended
                                       June 30         Percent           June 30       Percent
    (in millions)                  2002      2001       Change       2002       2001    Change
    ---------------------------------------------------------------------------------------------

    Investment
       management fees           $384.9    $362.5         6%     $1,107.4   $1,048.5      6%
    Underwriting and
       distribution fees          213.3     180.8        18%        602.8      523.3     15%
    Shareholder servicing
         Fees                      48.8      53.7        (9)%       144.2      153.9     (6)%
    Other, net                     19.1      12.5        53%         55.8       25.3     121%
    ------------------------------------------------------------------------------------------
    Total operating revenues     $666.1    $609.5        9%      $1,910.2   $1,751.0      9%
    =========================================================================================

    SUMMARY

    Total operating revenues for the three and nine months ended June 30, 2002 increased 9% compared to the same periods last year. The acquisition of Fiduciary in April 2001 provided higher investment management fees from higher average assets under management, despite a lower effective fee rate resulting from the change in the mix of assets under management. In addition, investment management and underwriting and distribution fees increased following an overall improvement in sales performance and higher average assets under management. We also benefited from increased banking/finance operating segment revenues included in other, net, resulting from higher net gains related to auto loan securitizations in the current fiscal year.

    INVESTMENT MANAGEMENT FEES

    Investment management fees, accounting for 58% of our operating revenues in the quarter ended June 30, 2002, include both investment advisory and business management fees. These fees are generally calculated under contractual arrangements with our sponsored investment products, and institutional, high net-worth, and separate account clients as a percentage of the market value of assets under management. Annual rates vary by investment objective and type of services provided. In return for these fees, we provide a combination of investment advisory, administrative and other management services based on the needs of our clients.

    Investment management fees increased 6% during the three months ended June 30, 2002 over the same period last year consistent with increased simple average assets under management. Investment management fees increased 6% during the nine months ended June 30, 2002 over the same period last year. This increase was mainly due to the Fiduciary acquisition, net sales (including dividend re-investments) and market appreciation, which increased simple monthly average assets under management. This increase was partially offset by a shift in our asset mix toward fixed-income and hybrid investment products. The shift in asset mix led to a decrease in our effective investment management fee rate (investment management fees divided by simple monthly average assets under management). The effective investment management fee rate in the quarter ended June 30, 2002 declined to 0.56% compared to 0.57% in the same period last year.

    UNDERWRITING AND DISTRIBUTION FEES

     We earn underwriting commissions from the sale of some classes of sponsored investment products that have a sales commission paid at the time of purchase. Sales at reduced or zero commissions are offered on some classes of shares and for sales to shareholders or intermediaries that exceed specified minimum amounts. Thus, as the mix of sales changes, so will our commission revenue. Our sponsored investment products pay distribution fees in return for sales, marketing and distribution efforts on their behalf. While other contractual arrangements exist in other international jurisdictions, in the United States, distribution fees include 12b-1 plan fees, which are subject to maximum payout levels based on a percentage of the assets in each fund. We pay a significant portion of underwriting commissions and distribution fees to the financial advisors and other intermediaries who sell our sponsored investment products to the public on our behalf. See the description of underwriting and distribution expenses below.

    Underwriting and distribution fees increased 18% and 15% during the three and nine months ended June 30, 2002 over the same periods last year. Commission revenues increased 24% over the same periods last year mainly due to a 21% and 29% increase in product sales. Distribution fees increased 14% and 10% during the three and nine months ended June 30, 2002 over the same periods last year consistent with higher simple average assets under management.

    SHAREHOLDER SERVICING FEES

    Shareholder servicing fees are generally fixed charges per shareholder account that vary with the particular type of fund and the service being rendered. In some instances, sponsored investment products are charged these fees based on the level of assets under management. We receive fees as compensation for providing transfer agency services, which include providing customer statements, transaction processing, customer service and tax reporting. In the U.S., transfer agency service agreements provide that closed accounts in a calendar year remain billable through the second quarter of the following calendar year at a reduced rate. In Canada, such agreements provide that accounts closed in the previous calendar year remain billable for four months after the end of the calendar year. Accordingly, the level of fees will vary with the mix of total billable accounts between open and closed accounts, the period in which closed accounts are no longer billable, and the growth in new accounts. In the coming quarter, we anticipate that approximately 1,207,000 accounts closed in the U.S. during calendar year 2001 will no longer be billable effective July 1, 2002.

    Shareholder servicing fees decreased 9% and 6% during the three and nine months ended June 30, 2002, as a result of a decrease in the total number of billable accounts.

    OTHER, NET

    Other, net consists mainly of revenues from the banking/finance operating segment and custody services related to Fiduciary. Revenues from the banking/finance operating segment include operating revenues, consisting mainly of interest income on loans, servicing income, and investment income on banking/finance investment securities, which are offset by interest expense, and the provision for anticipated loan losses.

    Other, net increased 53% in the three months ended June 30, 2002 mainly due to a gain of $4.9 million from the sale of a portion of our auto loan portfolio in June 2002. Other, net increased 121% in the nine months ended June 30, 2002. This increase was primarily due to the addition of the Fiduciary banking and custody activities from the date of acquisition and increased gains recognized on auto loan portfolio sales.

     OPERATING EXPENSES

                                              Three months ended                    Nine months ended
                                                    June 30          Percent              June 30       Percent
     (in millions)                             2002        2001      Change        2002        2001     Change
     ---------------------------------------------------------------------------------------------------------------

     Underwriting and distribution           $191.6      $163.0       18%        $541.2      $470.8        15%
     Compensation and benefits                167.5       167.6        -          487.5       449.5        8%
     Information systems, technology
       and occupancy                           75.6        70.6       7%          223.4       187.1        19%
     Advertising and promotion                 29.3        27.3       7%           81.2        73.9        10%
     Amortization of deferred sales
       commissions                             17.7        16.4       8%           51.5        52.2       (1)%
     Amortization of intangible assets          4.2        16.7      (75)%         12.8        36.7      (65)%
     Other                                     26.3        23.2       13%          67.9        62.6        8%
     ---------------------------------------------------------------------------------------------------------------
        Total operating expenses             $512.2      $484.8       6%       $1,465.5    $1,332.8        10%
     ===============================================================================================================

    SUMMARY

    Operating expenses increased 6% during the three months ended June 30, 2002 over the same period last year. This increase was mainly due to higher underwriting and distribution expenses, consistent with increased underwriting and distribution revenues, partially offset by a reduction in the amortization of intangible assets.

    Operating expenses increased 10% during the nine months ended June 30, 2002 over the same period last year. This increase was mainly caused by the addition of the operating costs and other expenses arising from the Fiduciary acquisition (including a retention bonus pool established to retain certain key employees), increased information systems, technology and occupancy, and underwriting and distribution expenses, offset by decreased amortization of intangible assets.

    UNDERWRITING AND DISTRIBUTION

    Underwriting and distribution includes sales commissions and distribution fees paid to brokers and other third parties for selling, distributing and providing ongoing services to investors in our sponsored investment products. Underwriting and distribution expense increased 18% and 15% during the three and nine months ended June 30, 2002 over the same periods last year consistent with the increase in underwriting and distribution revenues.

    COMPENSATION AND BENEFITS

    Compensation and benefits expense remained constant during the three months ended June 30, 2002 compared to the same period last year. Compensation and benefits expense increased 8% during the nine months ended June 30, 2002 over the same period last year. This increase was mainly due to the addition of Fiduciary employees and related retention bonuses committed to the Fiduciary staff. The increase was partially offset by an overall decline in employees as well as the decision made by management during the quarter ended December 2001 to reduce employee salaries by 5% or 10%, depending on specific salary categories. In May 2002, we reinstated salaries for employees whose salaries were reduced by 5%. We reinstated employee salaries in the 10% reduction category in July 2002. In addition, our bonus pool is calculated based on operating profits and specific investment performance drivers. We employed approximately 6,500 people at June 30, 2002 compared to about 7,100 at the same time last year.

    In order to hire and retain our key employees, we are committed to keeping our salaries and benefit packages competitive, which means that the level of compensation and benefits may increase more quickly or decrease more slowly than our revenues at certain points in our growth cycle.

    INFORMATION SYSTEMS, TECHNOLOGY AND OCCUPANCY

    Information systems, technology and occupancy costs increased 7% during the three months ended June 30, 2002 over the same period last year. This increase was mainly due to a contractual increase in service charges related to IBM's assumption of the management of our data center and distributed server operations.

    Information systems, technology and occupancy costs increased 19% during the nine months ended June 30, 2002 over the same period last year. This increase was mainly due to costs related to IBM's assumption of the management of our data center and distributed server operations and added technology and occupancy costs of the Fiduciary acquisition.

    During the past year, we performed technology work including:

        * upgrading hardware
        * purchasing, developing and installing new software
        * re-engineering our technology infrastructure and global network architecture
        * replacing or upgrading older versions of software applications
        * developing and implementing e-business strategies to improve our service levels, work environment and productivity.

    The extent of this work has declined during both the three and nine months ended June 30, 2002 as we slowed down a number of initiatives and delayed the start of other technology projects given the current economic slowdown and our focus on cost control and management.

    Details of capitalized information systems and technology costs were as follows:


                                                    Three months ended    Nine months ended
                                                           June 30               June 30
    (in thousands)                                     2002       2001       2002       2001
    -------------------------------------------------------------------------------------------
    Net book value at beginning of period          $146,866   $157,531   $162,857   $156,895
    Additions during period, net of disposals and
    other adjustments                                 5,865     31,769     28,297     66,989
    Net assets acquired through acquisitions              -     10,797          -     11,266
    Amortization during period                     (18,390)   (19,879)   (56,813)   (54,932)
    -------------------------------------------------------------------------------------------
    Net book value at end of period                $134,341   $180,218   $134,341   $180,218
    ===========================================================================================

    ADVERTISING AND PROMOTION

    Advertising and promotion increased 7% and 10% during the three and nine months ended June 30, 2002 over the same periods last year. This increase resulted mainly from increased promotion and advertising activity to educate the sales channels and the investing public about the strong relative investment performance of our sponsored investment products.

    AMORTIZATION OF DEFERRED SALES COMMISSIONS

    Amortization of deferred sales commissions increased 8% and decreased 1% during the three and nine months ended June 30, 2002 over the same periods last year. These changes were mainly a result of changes in sales mix and our current financing arrangements. In the U.S., we sell class A shares without a front-end sales charge to shareholders when minimum investment criteria are met, yet our U.S. distribution subsidiary pays a commission on the sale. We defer and amortize this up-front commission over a 12 to 18 month period. Thus, as the balance of the deferred sales commission asset on our balance sheet changes, so does the amortization expense.

    We also finance certain deferred commission assets ("DCA") arising from our U.S., Canadian and European operations through Lightning Finance Company Limited ("LFL"), a company in which we have an ownership interest. As a result of the arrangement with LFL, Canadian and European DCA are no longer recorded in our financial statements. We retain U.S. DCA sold to LFL under the U.S. agreement in our financial statements and amortize it over an 8 year period, until resold by LFL in a securitization, which generally occurs at least once annually. In June

    2002, LFL sold approximately $61.5 million U.S DCA and we reflected this transaction in our financial statements.

    AMORTIZATION OF INTANGIBLE ASSETS

    Amortization of intangible assets decreased 75% and 65% during the three and nine months ended June 30, 2002 over the same periods last year. This decrease was due to the adoption of Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") on October 1, 2001. Under the new accounting standard, we ceased to amortize goodwill and indefinite-lived intangible assets. This resulted in a reduction in amortization expense of about $9 million and $28 million for the three and nine months ended June 30, 2002 as compared to the same periods last year. We completed our impairment testing of goodwill and indefinite-lived intangible assets as specified in SFAS 142 in March 2002 and have determined that there is no impairment to the goodwill and indefinite-lived assets recorded in our financial statements as of October 1, 2001.

    OTHER INCOME (EXPENSE)

    Investment and other income is primarily comprised of the following:

        * dividends from investments in our sponsored mutual funds
        * interest income from investments in bonds and government securities
        * realized gains and losses on investments
        * foreign currency exchange gains and losses
        * other miscellaneous income including the gain or loss on disposal of property.

    Other income (expense) decreased 55% and 62% during the three and nine months ended June 30, 2002 over the same periods last year. The decrease in the nine months ended June 30, 2002 is related mainly to a realized gain of approximately $19.6 million from the sale of sponsored investment products held for investment and a $24.6 million gain on the sale of our headquarters building in San Mateo in the prior year, as well as a decline in interest income on investments in the current year. The gain on the sale of our headquarters building was recognized over a 12-month leaseback period through June 2001.

    TAXES ON INCOME

    Our effective income tax rate for the three months and nine months ended June 30, 2002 increased to 25.5% and 25.2%, compared to 24% in the same periods last year consistent with increased revenues generated in the U.S.. The effective tax rate will continue to reflect the relative contributions of foreign earnings that are subject to reduced tax rates and that are currently excluded from U.S. taxable income.

    MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 2002, we had $923.5 million in cash and cash equivalents, as compared to $569.0 million at September 30, 2001. Cash and cash equivalents include U.S. Treasury bills and other debt instruments with original maturities of three months or less, money market funds and other highly liquid investments that are readily convertible into cash. The mix of short-term instruments and, in particular, the maturity schedules of some debt instruments affect the levels reported in cash and cash equivalents and in investments available-for-sale in any given quarter. Liquid assets, which consist of cash and cash equivalents, investments available-for-sale and current receivables, increased to $3,013.3 million at June 30, 2002 from $2,377.4 million at September 30, 2001. This increase was mainly due to net income generated in the nine months ended June 30, 2002 of $364.2 million and proceeds received from the securitization of auto loans net of new loan originations.

    Outstanding debt increased to $584.1 million at June 30, 2002 compared to $574.4 million at September 30, 2001. Outstanding debt consists mainly of $511.8 million in principal and accrued interest related to outstanding Convertible Notes that we issued in May 2001. Each of the $1,000 (principal amount at maturity) Convertible Notes is convertible into 9.3604 shares of our common stock. We may redeem the Convertible Notes for cash on or after May 11, 2006 at their accreted value. We may have to repurchase the Convertible Notes at their accreted value, at the option of the holders, on May 11 of 2003, 2004, 2006, 2011, 2016, 2021 and 2026. In this event, we may choose to pay the purchase price in cash or shares of our common stock. The overall increase in outstanding debt is due mainly to additional financing activity of our mutual fund Class B and C shares sales, partially offset by the sale of certain U.S. deferred commission assets by LFL in June 2002. This resulted in a slight increase in other long-term debt to $72.3 million at June 30, 2002, from $69.7 million as of September 30, 2001. Other debt has various maturity dates through fiscal 2006 and thereafter.

    At June 30, 2002, about $850 million was available to us under unused commercial paper and medium-term note programs. In addition, in fiscal 2001 we filed a shelf registration statement with the Securities and Exchange Commission permitting the issuance of debt and equity securities of up to $300 million. Our ability to access the capital markets in a timely manner depends on a number of factors including our credit rating, the condition of the global economy, investors' willingness to purchase our securities, interest rates, credit spreads and the equity market valuation levels. In extreme circumstances, we might not be able to access this liquidity readily.

    Our committed revolving credit facilities at June 30, 2002 totaled $420 million, of which, $210 million was under a 364-day facility. The remaining $210 million facility was under a five year facility and will expire in June 2007. We also have $350 million available in uncommitted bank lines under the Federal Reserve Funds system through Fiduciary.

    We have arranged with LFL for non-recourse financing of sales commissions advanced on sales of our B and C shares globally. The sales commissions that we have financed through LFL during the three and nine months ended June 30, 2002 approximated $38.4 million and $103.9 million compared to $23.6 million and $59.2 million in the same periods in the prior year.

    Since September 1998, our banking/finance operating segment has entered into a number of auto loan securitization transactions with special purpose entities, which then issue asset-backed securities to private investors. The outstanding loan balances held by these special purpose entities were $537.6 million as of June 30, 2002 and $211.4 million as of September 30, 2001. Our ability to access the securitization market will directly affect our plans to finance the auto loan portfolio in the future.

    We expect that the main uses of cash will be as follows:

        * increase assets under management through expansion of our business
        * make strategic acquisitions
        * fund property and equipment purchases
        * pay operating expenses of the business
        * enhance our technology infrastructure
        * improve our business processes
        * pay shareholder dividends
        * repay and service debt
        * acquire shares of our common stock.

    We expect to finance future increases in investment in our banking/finance activities through operating cash flows, debt, increased deposit base, or through the securitization of a portion of the receivables from consumer lending activities.

    We believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through the following:

        * our existing liquid assets
        * the continuing cash flow from operations
        * our borrowing capacity under current credit facilities
        * our ability to issue debt or equity securities
        * our mutual fund sales commission financing arrangement.

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

    WE HAVE BECOME SUBJECT TO AN INCREASED RISK OF ASSET VOLATILITY FROM CHANGES IN THE GLOBAL EQUITY MARKETS. We have become subject to an increased risk of asset volatility from changes in the domestic and global equity markets due to the recent terrorist attacks and the recent reports of accounting irregularities at certain public companies. Declines in these markets have caused in the past, and would cause in the future, a decline in our revenue and income.

    THE LEVELS OF OUR ASSETS UNDER MANAGEMENT, WHICH IN TURN IMPACT REVENUES, ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS. Global economic conditions, changes in the equity market place, interest rates, inflation rates, the yield curve and other factors that are difficult to predict affect the mix, market values and levels of our assets under management. Changing market conditions may cause a shift in our asset mix towards fixed-income products and a related decline in our revenue and income, since we generally derive higher fee revenues and income from equity assets than from fixed-income products we manage. Similarly, our securitized consumer receivables business is subject to marketplace fluctuation.

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

    OUR INABILITY TO MEET CASH NEEDS COULD HAVE A NEGATIVE EFFECT ON OUR FINANCIAL CONDITION AND BUSINESS OPERATIONS. Our ability to meet anticipated cash needs depends upon factors including our asset value, our creditworthiness as perceived by lenders and the market value of our stock. Similarly, our ability to securitize and hedge future loan portfolios and credit card receivables, and to obtain continued financing for class B and C shares, is also subject to the market's perception of those assets, finance rates offered by competitors, and the general market for private debt. If we are unable to obtain these funds and financing, we may be forced to incur unanticipated costs or revise our business plans.

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

    THE SEPTEMBER 11, 2001 WORLD TRADE CENTER TRAGEDY MAY ADVERSELY AFFECT OUR ABILITY TO ACHIEVE THE BENEFITS WE EXPECT FROM THE ACQUISITION OF FIDUCIARY. The September 11, 2001 tragedy at the World Trade Center resulted in the destruction of our Fiduciary headquarters, loss of 87 of our employees, additional operating expenses to re-establish and relocate our operations, and asset write-offs, all of which could adversely affect or delay our ability to achieve the anticipated benefits from the acquisition.

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

We are exposed to changes in interest rates mainly in our debt transactions and portfolio debt holdings available-for-sale, which are carried at fair value. As of June 30, 2002, a significant percentage of our outstanding debt is at fixed interest rates. In our banking/finance operating segment, we monitor the net interest rate margin and the average maturity of interest earning assets and funding sources. In addition, we have considered the potential impact of the effect on the banking/finance operating segment, our outstanding debt and portfolio debt holdings, individually and collectively, of a 100 basis point (1%) movement in market interest rates. We do not expect this change would have a material impact on our operating revenues or results of operations in either scenario.

We operate mainly in the United States, but also provide services and earn revenues in Canada, the Bahamas, Europe, Asia, South America, Africa and Australia. Most of these revenues and associated expenses, however, are denominated in U.S. dollars. Therefore, our exposure to foreign currency fluctuations in our revenues and expenses is not material at this time. This situation may change in the future as our business continues to grow outside the United States.

We are exposed to equity price fluctuations as investments available-for-sale are carried at fair value. To mitigate this risk, we maintain a diversified investment portfolio.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments in the litigation previously reported in our Form 10-Q for the period ended March 31, 2002 as filed with the Securities and Exchange Commission on May 14, 2002. We are involved from time to time in litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect our business or financial position.

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

(b) Reports on Form 8-K:

    (i) Form 8-K filed on April 26, 2002 reporting under Item 5 "Other Events" an earnings press release, dated April 25, 2002, and including said press release as an Exhibit under
                  Item 7 "Financial Statements and Exhibits."

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


                                  FRANKLIN RESOURCES, INC.
                                  ------------------------
                                  Registrant.


Date: August 12, 2002             /s/ Martin L. Flanagan
                                  ----------------------

                                  MARTIN L. FLANAGAN
                                  President, Member - Office of the President,
                                  Chief Financial Officer and Chief Operating
                                  Officer

                        CERTIFICATION OF PERIODIC REPORT


I, Charles B. Johnson, Chief Executive Officer, of Franklin Resources, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to my knowledge:

    1. the Quarterly Report on Form 10-Q of the Company for the quarterly period ended June 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

    2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Dated:  August 12, 2002           /s/ Charles B. Johnson
                                  ----------------------
                                  Charles B. Johnson
                                  Chief Executive Officer

                        CERTIFICATION OF PERIODIC REPORT


I, Martin L. Flanagan, Chief Financial Officer of Franklin Resources, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to my knowledge:

    1. the Quarterly Report on Form 10-Q of the Company for the quarterly period ended June 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

    2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Dated:  August 12, 2002           /s/ Martin L. Flanagan
                                  ----------------------
                                  Martin L. Flanagan
                                  Chief Financial Officer