Form 10-K
period 2002-09-30
FRANKLIN RESOURCES INC
filed 2002-12-18
CIK 38777

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 2002
                                       OR
[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____
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

       Registrant's telephone number, including Area Code: (650) 312-2000

SECURITIES REGISTERED PURSUANT TO
    SECTION 12(b) OF THE ACT:
     TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------               -----------------------------------------
Common Stock, par value $.10                    New York Stock Exchange
    per share                                       Pacific Exchange
                                                 London Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for at least the past 90 days. YES [X]    NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). YES [X]   NO [ ]

Aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of $36.99 on December 3, 2002 on the New York Stock Exchange was $5,354,696,667. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that executive officers, directors, nominees, Registrant's Profit Sharing Plan and persons holding 5% or more of Registrant's Common Stock are affiliates. Number of shares of the Registrant's common stock outstanding at December 3, 2002:
257,878,976

DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of the Registrant's proxy statement for its Annual Meeting of Stockholders to be held on January 30, 2003, which will be filed under cover of
Schedule 14A with the Securities and Exchange Commission (the "SEC") on or about December 23, 2002 (the "Proxy Statement"), are incorporated by reference into
Part III of this report.

--------------------------------------------------------------------------------

                       INDEX TO ANNUAL REPORT ON FORM 10-K
                       -----------------------------------

                                                                     PAGE
                                                                    NUMBER
     FORM 10-K                                                 REFERENCE TO THIS
REQUIRED INFORMATION                                          2002 ANNUAL REPORT
--------------------                                             ON FORM 10-K
                                                             -------------------
PART I

      ITEM 1.     BUSINESS..................................................4
                    General.................................................4
                    Company History and Acquisitions........................4
                    Lines of Business.......................................5
                      Types of Investment Management and Related Services...6
                      Banking/Finance Operations...........................19
                    Regulatory Considerations..............................19
                    Competition............................................21
                    Financial Information About Industry Segments..........22
                    Intellectual Property..................................22
                    Employees..............................................22

      ITEM 2.     PROPERTIES...............................................23

      ITEM 3.     LEGAL PROCEEDINGS........................................23

      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF
                    SECURITY HOLDERS.......................................23

PART II

      ITEM 5.     MARKET FOR REGISTRANT'S COMMON
                    EQUITY AND RELATED STOCKHOLDER MATTERS.................24
                      Information About Our Common Stock...................24

      ITEM 6.     SELECTED FINANCIAL DATA..................................24

      ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........25

      ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                    ABOUT MARKET RISK......................................40

      ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............41

      ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH
                    ACCOUNTANTS ON ACCOUNTING AND
                    FINANCIAL DISCLOSURE...................................70

                                       2
--------------------------------------------------------------------------------

                                                                     PAGE
                                                                    NUMBER
     FORM 10-K                                                 REFERENCE TO THIS
REQUIRED INFORMATION                                          2002 ANNUAL REPORT
--------------------                                             ON FORM 10-K
                                                             -------------------
PART III

      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF
                    THE REGISTRANT.........................................70
                      Proxy: "Proposal 1: Election of Directors"*

      ITEM 11.    EXECUTIVE COMPENSATION...................................72
                      Proxy: "Proposal 1: Election of Directors"*

      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                    OWNERS AND MANAGEMENT..................................72
                      Equity Compensation Plan Information
                      Proxy: "Security Ownership of Principal Shareholders"
                        and "Security Ownership of Management"*

      ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED
                    TRANSACTIONS...........................................72
                      Proxy: "Proposal 1: Election of Directors -
                        Certain Relationships and Related Transactions" *

      ITEM 14.    CONTROLS & PROCEDURES....................................73

PART IV

      ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                    REPORTS ON FORM 8-K....................................73
                      Consolidated Financial Statements
                      Reports on Form 8-K
                      List of Exhibits

      SIGNATURES...........................................................74

      CERTIFICATIONS ......................................................75

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

We also file reports with the SEC electronically via the Internet. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov. Additional information about Franklin Resources, Inc. can also be obtained at our website at http://www.franklintempleton.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

                                       3
--------------------------------------------------------------------------------

                                     PART I

"FORWARD-LOOKING STATEMENTS." In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, including the risk factors explained in the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), that could cause our actual results to differ materially from those reflected in the forward-looking statements. When used in this report, words or phrases about the future such as "expected to," "could have," "will continue," "anticipates," "estimates," or similar expressions are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Statements in MD&A and elsewhere in this report that speculate about future events are "forward-looking statements." Forward-looking statements are our best prediction at the time that they are made, and you should not rely on them. If a circumstance occurs that causes any of our forward-looking statements to be inaccurate, we do not have an obligation to announce publicly the change to our expectations, or to make any revision to the forward-looking statements.

ITEM 1. BUSINESS

GENERAL

Franklin Resources, Inc. ("FRI" or the "Company"), is a diversified financial services company, which is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and as a financial holding company under the Gramm-Leach-Bliley Act (the "GLB Act"). Through our wholly-owned direct and indirect subsidiary companies, we provide a broad range of investment advisory, investment management and related services to open-end investment companies, including our own family of retail mutual funds, institutional accounts, high net-worth families, individuals and separate accounts  in the  United  States  (the  "U.S.")  and  internationally.  Our  249
"sponsored investment products" include a broad range of domestic and global/international equity, hybrid, fixed-income, and money market mutual funds as well as other investment products, which are sold to the public under the Franklin, Templeton, Mutual Series, Bissett and Fiduciary Trust brand names. As of September 30, 2002, we had $247.8 billion in assets under our management with approximately 9.6 million shareholder accounts worldwide. In support of our primary business segment, investment management, we also provide certain related services, including transfer agency, fund administration, distribution, shareholder processing, custodial, trustee and other fiduciary services. In our secondary business segment, banking/finance, we provide clients with select retail, private banking, consumer loan and other credit services through our bank subsidiaries. The common stock of FRI is traded in the U.S. primarily on the New York Stock Exchange and the Pacific Exchange under the ticker symbol "BEN" and under the ticker symbol "FKR" on the London Stock Exchange. The term "Franklin(R) Templeton(R) Investments" as used in this document, refers to Franklin Resources, Inc. and its consolidated subsidiaries.

COMPANY HISTORY AND ACQUISITIONS

Franklin Templeton Investments and its predecessors have been engaged in the financial services business since 1947. Franklin Resources, Inc. was incorporated in Delaware in November 1969. We originated our mutual fund business with the Franklin family of funds, which is now known as the Franklin Funds(R). We expanded our business, in part, by acquiring companies engaged in the investment advisory and investment management business.

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

                                       4
--------------------------------------------------------------------------------

We expanded our business in Korea in July 2000 when we purchased all of the remaining outstanding shares of a Korean asset management company, in which we previously held a partial interest. With over $2 billion in assets under management in Korea, we are now one of the larger foreign money managers in that country.

We acquired all of the outstanding shares of Bissett & Associates Investment Management, Ltd. ("Bissett") in October 2000 for approximately $95 million. Bissett now operates as part of our Canadian subsidiary, Franklin Templeton Investments Corp. ("FTIC"). With the addition of Bissett, we added Bissett's family of mutual funds to our existing Canadian based funds and expanded our investment advisory services throughout Canada to a broad range of clients, including institutional clients such as pension plans, municipalities, universities, charitable foundations and private clients.

In April 2001, we acquired Fiduciary Trust Company International, a bank organized under the New York State Banking Law ("Fiduciary"). Following the acquisition, Fiduciary became a wholly-owned subsidiary of Franklin Resources, Inc. The stock transaction was valued at approximately $776 million at closing. Fiduciary has a reputation as one of the leading providers of investment management and related trust and custody services to institutional clients and high net-worth families and individuals. With the acquisition of Fiduciary, we also added Fiduciary's U.S. and non-U.S. mutual funds to our product line.

On July 26, 2002, our 75% owned subsidiary, Templeton Asset Management (India) Private Limited, acquired all of the outstanding shares of Pioneer ITI AMC Limited ("Pioneer") for approximately $55.4 million. Pioneer is an Indian investment management company with approximately $800 million in assets under management as of the purchase date. The acquisition makes us one of the largest private sector fund companies in India, with combined assets at the time of acquisition, of approximately $1.6 billion and more than 850,000 shareholder accounts.

LINES OF BUSINESS

I.   INVESTMENT MANAGEMENT AND RELATED SERVICES

We derive substantially all of our revenues from providing investment advisory and investment management, distribution and administrative services to our various family of funds, high net-worth clients, institutional accounts and separate accounts. Our revenues depend to a large extent on the amount of assets under management. Underwriting and distribution revenues, also a large source of revenue, consist of sales charges and commissions derived from sales of our sponsored investment products and distribution and service fees. When used in this report "Franklin Templeton mutual funds" or "funds" means all of the Franklin, Templeton, Mutual Series, Bissett, and Fiduciary mutual funds; "sponsored investment products" means all of the Franklin Templeton mutual funds together with closed-end investment companies, foreign-based investment products, and other U.S. and international private, institutional, high net-worth and separate accounts.

A.   ASSETS UNDER MANAGEMENT ("AUM")
     -------------------------------

Investment management fees, our most substantial source of revenue, are based upon the dollar value of assets under management, because we earn most of our revenues from fees linked to the amount of assets in the accounts that we advise. As of September 30, 2002, the type of assets under management by investment objective held by investors on a worldwide basis was:


TYPE OF ASSETS                                                     VALUE IN BILLIONS         % TOTAL OF AUM
--------------------------------------------------------------------------------------------------------------------
EQUITY                                                                  $117.9                     48%
------
Growth potential, income potential or various combinations thereof.

FIXED-INCOME                                                             $87.5                     35%
------------
Both long and short-term.

HYBRID FUNDS                                                             $36.6                     15%
------------
Asset allocation, balanced, flexible and income-mixed funds.

MONEY FUNDS                                                               $5.8                      2%
-----------
Short term liquid assets

                                       5
--------------------------------------------------------------------------------

Broadly speaking, the change in the net assets of the sponsored investment products depends upon two factors: (1) the level of sales (inflows) as compared to the level of redemptions (outflows); and (2) the increase or decrease in the market value of the securities held in the portfolio of investments. In recent years, we have become subject to an increased risk of asset volatility, resulting from changes in the domestic and global financial and equity markets. In addition, because we generally derive higher revenues and income from our equity assets, a shift in assets from equity to fixed-income and hybrid funds reduces total revenue and thus, net income. Despite such volatility, we believe that we are more competitive as a result of the greater diversity of sponsored investment products available to our customer base.

B.   TYPES OF INVESTMENT MANAGEMENT AND RELATED SERVICES
     ---------------------------------------------------

A majority of our revenues are derived from providing investment management, advisory, distribution, transfer agency and related services for the Franklin Templeton mutual funds. We advise, manage and implement the investment activities of and provide other administrative services necessary to operate our registered investment companies, the related U.S.-open-end and closed-end funds or series and our many non-U.S. based sponsored investment products.

1.   ADVISORY SERVICES FOR OUR FUNDS

We earn investment management fee revenues by providing investment advisory and management services pursuant to investment management agreements with each fund. This business is primarily conducted through our wholly-owned direct and indirect subsidiary companies, including, among others, the following:

Fiduciary International, Inc. ("FII"), a registered investment adviser under the Investment Advisers Act of 1940 (the "Advisers Act"), provides investment advisory and portfolio management to certain mutual funds and separate accounts;

Franklin Advisers, Inc. ("FAV"), a registered investment adviser under the Advisers Act, provides investment advisory, portfolio management and administrative services to various Franklin Templeton mutual funds and also provides sub-advisory services to non-affiliated entities;

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

Franklin Templeton Investments Corp. ("FTIC"), a registered investment advisor with many of the Canadian securities commissions, a mutual fund dealer with the Ontario Securities Commission and Alberta Securities Commission and an investment adviser under the Advisers Act, provides investment advisory, portfolio management, distribution and administrative services for Canadian registered retail funds;

Franklin Templeton Investments (Asia) Limited ("FTIL"), a registered investment adviser in Hong Kong and under the Advisers Act, provides investment advisory and management services to our sponsored investment products with mandates in the emerging markets;

Templeton Asset Management Ltd. ("TAML"), a registered investment adviser in Singapore, Hong Kong and under the Advisers Act, provides investment advisory and related services to certain Templeton developing funds and portfolios;

                                       6
--------------------------------------------------------------------------------

Templeton Global Advisors Limited ("TGAL"), a registered investment adviser under the Advisers Act, provides investment advisory, portfolio management, and administrative services to certain of the Templeton funds;

Templeton Investment Counsel, LLC ("TICL"), a registered investment advisor under the Advisers Act, provides investment advisory, portfolio management and administrative services to certain of the Templeton funds and sub-advisory services to certain of the Franklin Funds; and

Franklin Templeton Asset Strategies, LLC ("FTAS"), a registered investment adviser under the Advisers Act and a registered Commodity Pool Operator under the Commodity Exchange Act, provides investment advisory, portfolio management and administrative services to certain of our sponsored investment products with mandates in alternative investments.

Our subsidiary companies conduct research and provide the investment advisory services and determine which securities the funds will purchase, hold or sell as directed by each fund's board of trustees, directors or administrative managers. In addition, the subsidiary companies take all steps necessary to implement such decisions, including selecting brokers and dealers, executing and settling trades in accordance with detailed criteria set forth in the management agreement for each fund, and applicable law and practice. In addition, certain of our subsidiary companies also provide similar investment management and administrative services to a number of non-U.S. open-end and closed-end investment companies, as well as other U.S. and international private and institutional accounts, including certain of our sponsored investment companies organized in Luxembourg and Ireland.

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

Under the majority of investment management agreements, the funds pay us a fee payable monthly in arrears based upon a fund's average daily net assets. Annual fee rates under the various global investment management agreements generally range from 0.15% to a maximum of 2.25% and are often reduced as net assets exceed various threshold levels. The funds generally pay their own expenses such as legal, custody and audit fees, reporting costs, board and shareholder meeting costs, SEC and state registration fees and similar expenses.

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

Our investment management agreements permit us to serve as an adviser to more than one fund so long as our ability to render services to each of the funds is not impaired, and so long as purchases and sales for various advised funds are made on an equitable basis. Our management personnel and the fund directors or boards of trustees regularly review the fund advisory and other administrative fee structures in light of fund

                                       7
--------------------------------------------------------------------------------
performance, the level and range of services provided, industry conditions and other relevant factors. Advisory and other administrative fees are generally waived or voluntarily reduced when a new fund is established and then increased to contractual levels within an established timeline or as net asset values reach certain levels.

Each U.S. investment management or advisory agreement between Franklin Templeton Investments and each fund automatically terminates in the event of its "assignment", as defined in the Investment Company Act of 1940 (the " '40 Act"). In addition, either party may terminate the agreement without penalty after written notice ranging from 30 to 60 days. If management agreements representing a significant portion of our assets under management were terminated, it would have a material adverse impact on our Company. To date, none of our management agreements with any of our retail Franklin Templeton mutual funds have been involuntarily terminated.

2.   UNDERWRITING AND DISTRIBUTION

A large portion of our revenues under the investment management operating segment is generated from providing underwriting and distribution services. Franklin/Templeton Distributors, Inc. ("FTDI"), a wholly-owned subsidiary of the Company, acts as the principal underwriter and distributor of shares of most of our U.S.-registered open-end mutual funds. Templeton/Franklin Investment Services, Inc. acts as principal underwriter and distributor of the shares of FTI Funds, a Fiduciary product distributed in the U.S. We earn underwriting and distribution fees primarily by distributing the funds pursuant to distribution agreements between FTDI and the funds. Under each distribution agreement, we offer and sell the fund's shares on a continuous basis and pay certain costs associated with underwriting and distributing the funds, including the costs of developing and producing sales literature and printing of prospectuses, which may be then either partially or fully reimbursed by the funds.

Most of our U.S. and non-U.S.-registered retail funds are distributed with a multi-class share structure. We adopted this share structure to provide investors with greater sales charge alternatives for their investments. Class A shares represent a traditional fee structure whereby the investor pays a commission at the time of purchase unless minimum investment criteria are met. Class B shares, which are available in many of our funds globally, have no front-end sales charges but instead have a declining schedule of sales charges (called contingent deferred sales charges) if the investor redeems within a number of years from original purchase date. Class C shares have a pricing structure combining aspects of conventional front-end, back-end and level-load pricing. Class R shares with reduced sales charges are available for purchase by certain retirement plan accounts.

Globally, we offer Advisor Class shares in many of our Franklin Templeton mutual funds and in the U.S. we offer Z Class shares in Mutual Series funds on a limited basis, both of which have no sales charges. FTI Funds, managed by our subsidiary FII, offers three series of funds with no sales charges. The Advisor and Z Class shares are sold to our officers, directors and current and former employees, and are also offered to institutions and investment advisory clients (both affiliated and unaffiliated), as well as individuals generally investing $5 million or more. We also sell money market funds to investors without a sales charge. Under the terms and conditions described in the prospectuses or the statements of additional information for some funds, certain investors can purchase shares at net asset value or at reduced sales charges. In addition, investors may generally exchange their shares of a fund at net asset value for shares within the same class of another Franklin Templeton mutual fund without having to pay additional sales charges.

Our insurance product funds offered for sale in the U.S. generally have a two-class share structure, Class 1 and Class 2, which are offered at net asset value without a sales load directly to the insurance company separate accounts (the shareholder). The only difference between the two classes is that Class 2 shares are assessed a distribution and service fee ("12b-1 fee") (as described below) payable to those who sell and distribute Class 2 shares and provide services to shareholders and contract owners (e.g., FTDI), the insurance company or others. These 12b-1 fees are generally assessed quarterly at an annual rate of 0.25% of the average daily net assets of the class.


                                       8
--------------------------------------------------------------------------------

The following table summarizes the sales charges and distribution and service fee structure for various share classes of our U.S.-registered retail mutual funds. The fees below generally apply to our U.S.-registered retail mutual funds, however, there are exceptions to this fee schedule for some funds.



SALES CHARGES AND DISTRIBUTION AND SERVICE FEES FOR MOST U.S.-REGISTERED RETAIL FUNDS
-------------------------------------------------------------------------------------

U.S. RETAIL FUNDS                       CLASS A SHARES    CLASS B SHARES (c)   CLASS C SHARES (d)    CLASS R SHARES
--------------------------------------- ----------------- -------------------- --------------------- --------------------
Sales Charge at Time of Sale
     Equity                               5.75% (a)      None.                1.00%                 None.
     Fixed-income                         4.25% (a)      None.                1.00%                 None.
--------------------------------------- ----------------- -------------------- --------------------- --------------------
Contingent Deferred
  Sales Charge                            None. (b)      4% maximum           1% if shareholder     1% if shareholder
                                                         declining to zero    sells shares within   sells shares within
                                                         after 6-years of     18 months of          18 months of
                                                         each investment.     investment.           investment.
--------------------------------------- ---------------- -------------------- --------------------- --------------------
Maximum Yearly
  12b-1 Plan Fees
     Equity                               0.35%          1.00%                1.00%                 0.50%
     Fixed-income
          Taxable                         0.25%          0.65%                0.65%                 0.50%
          Tax-free                        0.10%          0.65%                0.65%                 None.
--------------------------------------- ---------------- -------------------- --------------------- --------------------
Types of investors that may
  purchase this share class               Any.           Any.                 Any.                  Qualified plans
                                                                                                    with assets of less
                                                                                                    than $10 million,
                                                                                                    or investment only
                                                                                                    qualified plans
                                                                                                    with assets of less
                                                                                                    than $20 million.

                                                                                                    Investors with a
                                                                                                    rollover from a
                                                                                                    retirement plan
                                                                                                    that offered
                                                                                                    Franklin Templeton
                                                                                                    funds.
--------------------------------------- ----------------- -------------------- -------------------- --------------------

U.S. RETAIL FUNDS                     ADVISOR CLASS SHARES                    Z CLASS SHARES (e)
------------------------------------- -------------------------------------- -------------------------------------------
Sales Charge At Time                  None.                                   None.
  of Sale
     Equity
     Fixed-income
------------------------------------- -------------------------------------- -------------------------------------------
Contingent Deferred Sales
  Charge                              None.                                   None.
------------------------------------- -------------------------------------- -------------------------------------------
Maximum Yearly 12b-1
  Plan Fees                           None.                                   None.
------------------------------------- -------------------------------------- -------------------------------------------
Types of investors that may           Officers, directors and current and     Officers, directors and current and
  purchase this share class           former employees of Franklin            former employees of Franklin Templeton
                                      Templeton Investments; institutions,    Investments; institutions, investment
                                      investment advisory clients,            advisory clients, individuals investing
                                      individuals investing $5 million or     $5 million or more in Mutual Series
                                      more in Franklin or Templeton funds.    funds and shareholders that hold
                                                                              shares of the Mutual Series funds
                                                                              reclassified as Z shares.
------------------------------------- -------------------------------------- -------------------------------------------


--------------------------------------------------------------------------------

(a) Reductions in the maximum sales charges may be available depending upon the amount invested and the type of investor. In some cases noted in each fund's prospectus or statement of additional information, certain investors may invest in Class A shares at net asset value (with no load). In connection with certain of these no-load purchases, FTDI may make a payment out of its own resources to a broker/dealer involved with that sale.
(b) For Net Asset Value ("NAV") purchases over $1 million, a contingent deferred sales charge ("CDSC") of 1.00% may apply to shares redeemed within one year of investment for purchases made prior to February 1, 2002. A CDSC of 1.00% may apply to shares redeemed within 18 months effective February 1, 2002.
(c) Class B shares convert to Class A shares after eight (8) years of ownership.
(d) FTDI pays a 2.00% dealer commission to brokers of record of Class C Shares, which consists of a 1.00% sales charge assessed to the investor at the time of sale, and 1.00% of which is paid by FTDI. FTDI recovers a portion of the amount it pays to brokers by retaining certain 12b-1 fees assessed during the first 12 months and from collecting contingent deferred sales charges on any redemptions made within 18 months of the time of sale.
(e) When the Company entered into management contracts for the Mutual Series funds, the outstanding shares of Mutual Series funds were reclassified as Z Class shares on October 31, 1996. Current Shareholders who held shares of any Mutual Series funds on October 31, 1996 may continue to purchase Z Class shares of any Mutual Series fund. Shareholders of the Z Class shares may also exchange into Advisor Class shares of other Franklin Templeton mutual funds if otherwise meeting the Advisor Class shares' eligibility requirements. Alternatively, Z Class shareholders may exchange into Class A shares of other Franklin Templeton mutual funds at net asset value, which are subject to 12b-1 fees. FTDI may make a payment out of its own resources to a broker/dealer involved in selling Z Class shares.

Our non-U.S.-registered funds, including the Tax Class shares offered in Canada, have various sales charges and fee structures that are not discussed in this report.

The distribution agreements with the funds generally provide for FTDI to pay commission expenses for sales of fund shares to broker/dealers. These broker/dealers receive various sales commissions and other fees from FTDI, including fees from investors and the funds, for services in matching investors with funds whose investment objectives match such investors' goals and risk profiles. Broker/dealers may also receive fees for their assistance in explaining the operations of the funds, in servicing the investor's account, reporting and various other distribution services. Franklin Templeton mutual fund shares are sold primarily through a large network of independent intermediaries, including broker/dealers, banks and other similar investment advisers. We are heavily dependent upon these distribution channels and business relationships. There is increasing competition for access to these channels, which has caused our distribution costs to rise and could cause further increases in the future as competition continues and service expectations increase. As of September 30, 2002, over 4,000 local, regional and national securities brokerage firms offered shares of the U.S.-registered Franklin Templeton mutual funds for sale to the investing public. In the U.S., we have approximately 85 general wholesalers and 8 retirement plan wholesalers who interface with the broker/dealer community.

Most of the U.S.-registered Franklin Templeton mutual funds, with the exception of certain Franklin Templeton money market funds, have adopted distribution plans (the "Plans") under Rule 12b-1 promulgated under the '40 Act ("Rule 12b-1"). The Plans are established for an initial term of one (1) year and, thereafter, must be approved annually by the particular fund's board of directors and by a majority of its disinterested fund directors/trustees. All such Plans are subject to termination at any time by a majority vote of the disinterested directors or by the particular fund shareholders. The Plans permit the funds to bear certain expenses relating to the distribution of their shares, such as expenses for marketing, advertising, printing and sales promotion. The implementation of the Plans provided for a lower fee on Class A shares acquired prior to the adoption of such Plans. Fees from the Plans are paid primarily to third-party dealers who provide service to the shareholder accounts, and engage in distribution activities. FTDI may also receive reimbursement from the funds for various expenses that FTDI incurs in distributing the funds, such as marketing, advertising, printing and sales promotion subject to the Plans' limitations on amounts. Each fund has a percentage limit for these type of expenses based on average daily net assets under management.

Class B and C shares are generally more costly to us in the year of sale, but they allow us to be competitive by increasing our presence in various distribution channels. We have arranged to finance Class B and certain Class C share deferred commissions arising from our U.S., Canadian and European operations through Lightning Finance Company Limited, a company in which we have an ownership interest. The repayment of the financing advances is limited to the cash flows generated by the funds' 12b-1 Plans and by any contingent deferred sales charges collected in connection with early redemptions (within six years after purchase on Class B shares).

--------------------------------------------------------------------------------

The sales commissions and payments below, payable to qualifying broker/dealers, generally apply to our U.S.-registered retail funds, however, there are exceptions to this schedule for some funds.


SALES  COMMISSIONS  AND OTHER PAYMENTS PAID TO QUALIFYING  BROKER/DEALERS  AND
OTHER  INTERMEDIARIES  FOR MOST U.S.-REGISTERED RETAIL FUNDS

U.S. RETAIL FUNDS                CLASS A SHARES  CLASS B SHARES   CLASS C SHARES   CLASS R SHARES (g)
-------------------------------- --------------- ---------------- --------------- -------------------
Dealer Commission at Time of Sale
    Equity                            5.00%           4.00%            2.00%           1.00%
    Fixed-income                      4.00%           3.00% (b)        2.00%           1.00%
-------------------------------- --------------- ---------------- --------------- -------------------
Maximum Yearly 12b-1 Plan Fees
    Equity                            0.25% (a)       1.00% (c)        1.00% (e)       0.35%
    Fixed-income                                                                       0.35%
      Taxable                         0.25% (a)       0.65% (d)        0.65% (f)
      Tax-free                        0.10%           0.65% (d)        0.65% (f)
-------------------------------- --------------- ---------------- --------------- -------------------

(a) The fees referenced above generally apply, however, there are certain individual funds that may apply a different fee structure, including the Rising Dividends Fund whose 12b-1 fee is 0.50%, certain equity funds whose 12b-1 fees are 0.35% and certain taxable fixed-income funds whose 12b-1 fees are 0.15%.
(b)  Certain fixed-income funds now pay 4.00%.
(c) FTDI receives a fee equal to 0.75% and pays 0.25% to the broker/dealer on the daily average assets in the account. After 8 years from the date of the investment, Class B shares are converted into Class A shares.
(d) FTDI receives a fee equal to 0.50% and pays 0.15% to the broker/dealer on the daily average assets in the account. After 8 years from the date of the investment, Class B shares are converted into Class A shares.
(e) FTDI retains a fee equal to 0.75% and pays 0.25% to the dealer/broker on the average assets in the account for the first twelve (12) months following the sale, after which the full 12b-1 fee is paid to the broker/dealer.
(f) FTDI retains a fee equal to 0.50% and pays 0.15% to the dealer/broker on the assets in the account for the first twelve (12) months following the sale, after which it is paid to the broker/dealer.
(g) With respect to Class R Shares, dealers may be eligible to receive a 12b-1 fee of 0.35% starting in the 13th month. During the first 12 months, the full 12b-1 fee will be paid to FTDI to partially offset commission paid at the time of purchase. Starting in the 13th month, FTDI will receive 0.15%. Dealers may be eligible to receive the full 0.50% 12b-1 fee starting at the time of purchase if they forego the prepaid commission of 1%.

Our various foreign subsidiaries provide underwriting and distribution services for our non-U.S.-registered open-end mutual funds, and pay various sales commissions and other payments to qualifying broker dealers and other intermediaries that are not discussed in this report.

3.   SHAREHOLDER SERVICES

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

4.   ADMINISTRATIVE SERVICES

Generally, the funds themselves have no paid employees. Through our subsidiaries, including Franklin Templeton Services, LLC ("FTS"), we provide and pay the salaries of personnel who serve as officers of the Franklin Templeton mutual funds, including the President and other administrative personnel as necessary to conduct such funds' day-to-day business operations. These personnel provide information, ensure compliance with securities regulations, maintain accounting systems and controls, prepare annual reports and perform other administrative activities. FTS is compensated under an agreement with each fund on the basis of assets under management.

                                       11
--------------------------------------------------------------------------------

C.  HIGH NET-WORTH INVESTMENT MANAGEMENT
    ------------------------------------

Through our subsidiary Fiduciary, and our Canadian high net-worth business unit, Bissett, we provide global investment management and market and sell our sponsored investment products to high net-worth individuals and families. These services focus on managing family wealth from generation to generation through a full service package including wealth management, estate planning, private funds, private banking, and custody services. Our high net-worth client business seeks to maintain relationships that span generations and help families plan the best method of intergenerational wealth transfer.

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

D.   INSTITUTIONAL INVESTMENT MANAGEMENT
     -----------------------------------

We provide a broad array of investment management services to institutional clients, focusing on foundations, endowment funds and government and corporate pension funds. Our subsidiaries offer a wide range of both domestic and international equity, fixed-income and specialty products through a variety of investment vehicles, including separate and commingled accounts and open-ended domestic and offshore mutual funds.

We operate our institutional business through FTI Institutional, LLC, a registered investment adviser under the Advisers Act. This entity distributes and markets our investment advisory capabilities to our institutional accounts under the Franklin, Templeton, Mutual Series, Bissett and Fiduciary brand names globally. We primarily attract new institutional business through our strong relationships with pension and management consultants and through additional mandates from our existing client relationships.

During fiscal 2002, we created the Retirement Group, a division of our subsidiary FTDI, to service sponsors of defined contribution plans, including 401(k)s, bundled deferred contribution plans, variable annuity products and individual retirement accounts. This business unit will allow us to focus on expanding sales of our asset management capabilities to the retirement industry by offering a number of investment options, including sub-advised portfolios, mutual funds, education savings plans and variable insurance trusts.

E.   SEPARATELY MANAGED ACCOUNTS
     ---------------------------

Through our subsidiaries, Franklin Private Client Group, Inc. ("FPCG"), a registered investment adviser, and Templeton Private Client Group ("TPCG"), a division of Templeton/Franklin Investment Services, Inc. ("TFIS"), we provide private portfolio management services and advisory services through third party broker/dealer wrap fee programs. Our subsidiary, TFIS, also serves as a direct marketing broker/dealer for institutional investors in the Franklin Templeton mutual funds. Through our various subsidiaries, we also market and distribute our sponsored investment products to individually managed and separate accounts.

F.   TRUST AND CUSTODY
     -----------------

Our subsidiary, Fiduciary, provides trust and custody business including global master custody and support services to high net-worth and institutional clients. Through various trust company subsidiaries, including Fiduciary, we offer a wide range of investment-related services, including, custody and administration, trust services, estate planning, tax planning, securities brokerage, trade clearance and private banking to high net-worth individuals, families and institutional clients in the U.S. and abroad. In addition to custody services,

                                       12
--------------------------------------------------------------------------------
we also offer clients with a series of other services, including foreign exchange, performance measurement, securities lending and brokerage services. We provide planned giving administration for non-profit organizations and related custody services, including pooled income funds, charitable remainder trusts, charitable lead trusts and gift annuities, for which we may or may not act as trustee.

Our other subsidiaries involved in the trust business, either as trust companies or companies investing in trust companies, include Fiduciary Investment Corporation, an investment company incorporated under New York State Banking Law and an indirect holding company for many of the trust company subsidiaries; Fiduciary Trust International of the South, a Florida state-chartered limited purpose trust company; Fiduciary Trust International of California, a California state-chartered limited purpose trust company; Fiduciary Trust International of Delaware, a Delaware state-chartered limited purpose trust company; FTI-Banque Fiduciary Trust, a Swiss bank based in Geneva, Switzerland; FTCI (Cayman) Ltd., an offshore trust company licensed as a bank and trust company (with a type "B" license) in the Cayman Islands; and Franklin Templeton Bank & Trust, F.S.B. ("FTB&T"). All of the trust companies referenced above have full trust power. FTB&T, among other things, exercises full trust powers and serves primarily as custodian of Individual Retirement Accounts ("IRA") and business retirement plans.

G.   SUMMARY OF OUR SPONSORED INVESTMENT PRODUCTS
     --------------------------------------------

Our sponsored investment products are offered to retail, institutional, high net-worth and separate accounts, which include individual investors, qualified groups, trustees, tax-deferred (such as IRAs) or money purchase plans, employee benefit and profit sharing plans, trust companies, bank trust departments and institutional investors in over 128 countries.

1.   INVESTMENT OBJECTIVES

The sponsored investment products that we offer accommodate a variety of investment goals, including growth, growth at a reasonable price, value, capital appreciation, growth and income, income, tax-free income and preservation of capital. In seeking to achieve such objectives, each portfolio emphasizes different investment securities.

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

Portfolios seeking income generally focus on taxable and tax-exempt money market instruments, tax-exempt municipal bonds, global fixed-income securities, fixed-income debt securities of corporations and of the U.S. government and its agencies and instrumentalities such as the Government National Mortgage Association, the Federal National Mortgage Association, and the Federal Home Loan Mortgage Corporation, and of the various states in the U.S. Still others focus on investments in particular countries and regions, such as emerging markets.

Again, we also provide investment management and related services to a number of closed-end investment companies whose shares are traded on various major U.S. and some international stock exchanges. In addition, we provide investment management, marketing and distribution services to SICAV ("Societe d' Investissement a Capital Variable") funds and umbrella unit trusts organized in Luxembourg and Ireland,

                                       13
--------------------------------------------------------------------------------
respectively, which are distributed in international market places, as well as to locally organized funds in various countries outside the U.S.

Our sponsored investment products also include portfolios managed for some of the world's largest corporations, endowments, charitable foundations, pension funds, wealthy individuals and other institutions. We use various investment techniques to focus on specific client objectives for these specialized portfolios.

2.   TYPES OF SPONSORED INVESTMENT PRODUCTS

As of September 30, 2002, our U.S.-registered open-end mutual funds accounted for $148.0 billion of our assets under management. As of this date, the net assets under management of our 5 largest funds were Franklin California Tax-Free Income Fund, Inc. ($14.7 billion), Templeton Growth Fund ($11.4 billion), Franklin U.S. Government Securities Fund ($9.3 billion), Templeton Foreign Fund ($8.7 billion), and Franklin Income Fund ($8.6 billion). These 5 mutual funds represented, in the aggregate, 21.3% of our assets under management.

Franklin Templeton Variable Insurance Products Trust, our insurance products trust, offers 24 funds, with assets of $6.6 billion as of September 30, 2002. The insurance product funds are available as investment options through variable insurance contracts. Most of the funds have been fashioned after some of the more popular funds offered to the general public and are managed, in most cases, by the same investment adviser.

Our U.S. closed-end and interval (floating rate) funds accounted for $4.3 billion of our assets under management. Our U.S. separately managed accounts, partnership and trust accounts made up $5.1 billion of our assets under management. On a Company-wide basis, institutional separate and high net-worth accounts accounted for $58.6 billion of assets under management.

In addition, $25.2 billion of our assets under management were held in foreign-based funds and open-end and closed-end accounts whose investment objectives vary, but are primarily international and global equity-oriented.

The following table shows the various types of our U.S.-registered open-end mutual funds and dedicated insurance product funds as of September 30, 2002, and is categorized using the Investment Company Institute ("ICI") definitions, which are more detailed than the broad investment objective definitions used in "MD&A" and in our Consolidated Financial Statements.










                                       14
--------------------------------------------------------------------------------

                    U.S.-REGISTERED OPEN-END MUTUAL FUNDS (a)
                    -----------------------------------------

                 CATEGORY                                                                   NO. OF
         (and approximate assets                                              NO. OF      INSURANCE
            under management,                                                 MUTUAL       PRODUCT
         as of September 30, 2002)           INVESTMENT OBJECTIVE              FUNDS        FUNDS

 IN BILLIONS
-------------------------------------------- ------------------------------ ------------ -------------

I.   EQUITY FUNDS ($75.2)

-------------------------------------------- ------------------------------ ------------ -------------
A.   Capital Appreciation Funds ($16.5)      Seek capital appreciation;
                                             dividends are not a primary
                                             consideration.
-------------------------------------------- ------------------------------ ------------ -------------
     1.  Aggressive Growth Funds             Invest primarily in common
                                             stocks of small, growth
                                             companies.                          4            2
-------------------------------------------- ------------------------------ ------------ -------------
     2.  Growth Funds                        Invest primarily in common
                                             stocks of well-established
                                             companies.                          8            2
-------------------------------------------- ------------------------------ ------------ -------------
     3.  Sector Funds                        Invest primarily in common
                                             stocks of companies in
                                             related fields.                     8            3
-------------------------------------------- ------------------------------ ------------ -------------
B.   World Equity Funds ($38.9)              Invest primarily in stocks of
                                             foreign companies.
-------------------------------------------- ------------------------------ ------------ -------------
     1.  Emerging Market Funds               Invest primarily in companies
                                             based in developing regions of      2            1
                                             the world.
-------------------------------------------- ------------------------------ ------------ -------------
     2.  Global Equity Funds                 Invest primarily in equity
                                             securities traded worldwide,
                                             including those of U.S.
                                             companies.                         12            2
-------------------------------------------- ------------------------------ ------------ -------------
     3.  International Equity Funds          Must invest in equity securities
                                             of companies located outside the
                                             U.S. and cannot invest in U.S.
                                             company stocks.                     3            2
-------------------------------------------- ------------------------------ ------------ -------------
     4.  Regional Equity Funds               Invest in companies based in a
                                             specific part of the world.         4            2
-------------------------------------------- ------------------------------ ------------ -------------
C.   Total Return Funds ($19.8)              Seek a combination of current
                                             income and capital appreciation.
-------------------------------------------- ------------------------------ ------------ -------------
     1.  Growth and Income Funds             Invest primarily in common
                                             stocks of established companies
                                             with the potential for growth and
                                             a consistent record of dividend
                                             payments.                           7            4
-------------------------------------------- ------------------------------ ------------ -------------
II.  HYBRID FUNDS ($9.5)                     May invest in a mix of equity,
                                             fixed-income securities and
                                             derivative instruments.
-------------------------------------------- ------------------------------ ------------ -------------
A.   Asset Allocation Funds ($0.5)           Invest in various asset classes
                                             including, but not limited to,
                                             equities, fixed-income securities
                                             and money market instruments.
                                             They seek high total return by
                                             maintaining precise weightings      3            1
                                             in asset classes.
-------------------------------------------- ------------------------------ ------------ -------------
B.   Income-mixed Funds ($9.0)               Invest in a variety of income-
                                             producing securities, including
                                             equities and fixed-income
                                             securities. These funds seek a
                                             high level of current income
                                             without regard to capital
                                             appreciation.                       1            1
 -------------------------------------------- ------------------------------ ------------ -------------
(a)  This table excludes separately managed accounts, trust and partnership  accounts and closed-end funds.
     A  significant  number  of  institutional  assets  are invested in U.S. Open-end  mutual funds and are disclosed in the table.

                                       15
--------------------------------------------------------------------------------


                 CATEGORY                                                                   NO. OF
         (and approximate assets                                              NO. OF      INSURANCE
            under management,                                                 MUTUAL       PRODUCT
         as of September 30, 2002)           INVESTMENT OBJECTIVE              FUNDS        FUNDS

 IN BILLIONS
-------------------------------------------- ------------------------------ ------------ -------------
III. TAXABLE BOND FUNDS ($14.5)
-------------------------------------------- ------------------------------ ------------ -------------
A.   High Yield Funds ($2.2)                 Invest two-thirds or more of
                                             their portfolios in lower rated
                                             U.S. corporate bonds (Baa or
                                             lower by Moody's and BBB or
                                             lower by Standard and Poor's
                                             rating services).                   1            1
-------------------------------------------- ------------------------------ ------------ -------------
B.   World Bond Funds ($0.5)                 Invest in debt securities offered
                                             by foreign companies and
                                             governments.  They seek the
                                             highest level of current income
                                             available worldwide.
-------------------------------------------- ------------------------------ ------------ -------------
     1.  Global Bonds Funds:                 Invest in worldwide debt
          General                            securities with no stated average
                                             maturity or an average maturity
                                             of five years or more. These
                                             funds may invest up to 25% of
                                             assets in companies located in
                                             the U.S.                            1            2
-------------------------------------------- ------------------------------ ------------ -------------
     2.  Global Bond Funds:                  Invest in debt securities
          Short Term                         worldwide with an average
                                             maturity of one to five years.
                                             These funds may invest up to
                                             25% of assets in companies
                                             located in the U.S.                 1            0
-------------------------------------------- ------------------------------ ------------ -------------
     3.  Other World Bond Funds              Invest in international bond and
                                             emerging market debt funds,
                                             foreign government and corporate
                                             debt instruments.                   1            0

-------------------------------------------- ------------------------------ ------------ -------------
C.   Government Bond Funds ($11.0)           Invest in U.S. Government
                                             bonds of varying maturities.
                                             They seek high current income.
-------------------------------------------- ------------------------------ ------------ -------------
     1.  Government Bond Funds:              Invest two-thirds or more of
          Intermediate Term                  their portfolios in U.S.
                                             Government securities with an
                                             average maturity of five to ten
                                             years.  Securities utilized by
                                             investment managers may
                                             change with market conditions.      0            1
-------------------------------------------- ------------------------------ ------------ -------------
     2.  Government Bond Funds:              Invest two-thirds or more of
          Short Term                         their portfolios in U.S.
                                             Government securities with an
                                             average maturity of one to five
                                             years. Securities utilized by
                                             investment managers may
                                             change with market conditions.      1            0

-------------------------------------------- ------------------------------ ------------ -------------
     3.  Mortgage-backed Funds               Invest two-thirds or more of
                                             their portfolios in pooled
                                             mortgage-backed securities.         3            0
-------------------------------------------- ------------------------------ ------------ -------------
D.   Strategic Income Funds ($0.7)           Invest in a combination of U.S.
                                             fixed-income securities to
                                             provide a high level of current
                                             income.                             2            2
-------------------------------------------- ------------------------------ ------------ -------------
E.   Corporate Bond Funds ($0.1)
      Short Term                                                                 1            0
-------------------------------------------- ------------------------------ ------------ -------------

                                       16
--------------------------------------------------------------------------------


                 CATEGORY                                                                   NO. OF
         (and approximate assets                                              NO. OF      INSURANCE
            under management,                                                 MUTUAL       PRODUCT
         as of September 30, 2002)           INVESTMENT OBJECTIVE              FUNDS        FUNDS

 IN BILLIONS
-------------------------------------------- ------------------------------ ------------ -------------
IV.  TAX-FREE  BOND FUNDS  ($51.0)

-------------------------------------------- ------------------------------ ------------ -------------
A.   State Municipal Bond Funds ($36.0)      Invest primarily in municipal
                                             bonds issued by a particular
                                             state.  These funds seek high
                                             after-tax income for residents of
                                             individual states.
-------------------------------------------- ------------------------------ ------------ -------------
     1.  State Municipal Bond Funds:         Invest primarily in the single-
          General                            state municipal bonds with an
                                             average maturity of greater than
                                             five years or no specific stated
                                             maturity. The income from these
                                             funds is largely exempt from
                                             federal as well as state income
                                             tax for residents of the state.    30            0
-------------------------------------------- ------------------------------ ------------ -------------
B.   National Municipal Bond Funds ($15.0)   Invest primarily in the bonds of
                                             various municipal issuers in the
                                             U.S.  These funds seek high
                                             current income free from federal
                                             tax.
-------------------------------------------- ------------------------------ ------------ -------------

     1.  National Municipal Bond Funds:      Invest primarily in municipal
          General                            bonds with an average maturity
                                             of more than five years or no
                                             specific stated maturity.           4            0
-------------------------------------------- ------------------------------ ------------ -------------
V.   MONEY MARKET FUNDS  ($4.3)
-------------------------------------------- ------------------------------ ------------ -------------
A.   Taxable Money Market Funds ($3.4)       Invest in short-term, high-grade
                                             money market securities and
                                             must have average maturity of
                                             90 days or less.  These funds
                                             seek the highest level of income
                                             consistent with preservation of
                                             capital (i.e. maintaining a stable
                                             share price).
-------------------------------------------- ------------------------------ ------------ -------------
     1.  Taxable Money Market Funds:         Invest primarily in U.S. Treasury
          Government                         obligations and other financial
                                             instruments issued or guaranteed
                                             by the U.S. Government, its
                                             agencies or its instrumentalities.  2            0
-------------------------------------------- ------------------------------ ------------ -------------
     2.  Taxable Money Market Funds:         Invest in a variety of money
          Non-government                     market instruments, including
                                             certificates of deposit from large
                                             banks, commercial paper and
                                             bankers' acceptances.               5            1
-------------------------------------------- ------------------------------ ------------ -------------
B.   Tax-Exempt Money Market Funds ($0.9)    Invest in short-term municipal
                                             securities and must have average
                                             maturities of 90 days or less.
                                             These funds seek the highest
                                             level of income - free from
                                             federal and, in some cases, state
                                             and local taxes - consistent with
                                             preservation of capital.
-------------------------------------------- ------------------------------ ------------ -------------
     1.  National Tax-Exempt Money Market    Invest primarily in short-term
          Funds                              securities of various U.S.
                                             municipal issuers.                  1            0

-------------------------------------------- ------------------------------ ------------ -------------
     2.  State Tax-Exempt Money Market       Invest primarily in short-term
          Funds                              securities of municipal issuers in
                                             a single state to achieve the
                                             highest level of tax-free income
                                             for residents of that state.        2            0
-------------------------------------------- ------------------------------ ------------ -------------

                                       17
-------------------------------------------------------------------------------------------------------

The following table sets forth the types of our non-U.S. open-end mutual funds as of September 30, 2002 and is categorized by investment objectives and sales region.

                       NON-U.S. OPEN-END MUTUAL FUNDS (a)
                       ----------------------------------

                CATEGORY
        (and approximate assets                                                NO. OF
           under management,                                                MUTUAL FUNDS
       as of September 30, 2002)           INVESTMENT OBJECTIVE           BY SALES REGION

 IN BILLIONS
------------------------------------------ ---------------------------- ------------------ -------
I.   EQUITY FUNDS ($14.5)
------------------------------------------ ---------------------------- ------------------ -------
A.   Global/International Equity ($13.6)   Invest in equity             Asia Pacific:         37
                                           securities of companies      Canada:               18
                                           traded worldwide,            UK/Europe:            32
                                           including foreign and U.S.
                                           companies.
------------------------------------------ ---------------------------- ------------------ -------
B.   Domestic (U.S.) Equity ($0.9)         Invest in equity securities  Canada:                4
                                           of U.S.companies.            UK/Europe:            12
------------------------------------------ ---------------------------- ------------------ -------
II.  FIXED-INCOME FUNDS ($5.2)
------------------------------------------ ---------------------------- ------------------ -------
A.   Global/International                  Invest worldwide in debt     Asia Pacific:         28
     Fixed-Income ($1.9)                   securities offered by        Canada:                5
                                           foreign companies and        UK/Europe:             7
                                           governments.  These funds
                                           may invest assets in debt
                                           securities offered by
                                           companies located in the U.S.
------------------------------------------ ---------------------------- ------------------ -------
B.   Domestic Fixed-Income ($3.3)          Invest in debt securities    Asia Pacific:          1
                                           offered by U.S. companies    UK/Europe:             3
                                           and the U.S. government
                                           and/or municipalities
                                           located in the U.S.
------------------------------------------ ---------------------------- ------------------ -------
III. HYBRID FUNDS ($0.7)                   May invest in a mix of       Asia Pacific:         17
                                           global equity,               Canada:                7
                                           fixed-income securities      UK/Europe:             4
                                           and derivative instruments.
------------------------------------------ ---------------------------- ------------------ -------
IV.  TAXABLE MONEY FUNDS ($1.5)            Invest in short term high    Asia Pacific:          7
                                           grade money market           Canada:                3
                                           securities issued or         UK/Europe:             2
                                           guaranteed by domestic or
                                           global governments or agencies.
------------------------------------------ ---------------------------- ------------------ -------

(a) Does not include the Franklin Templeton Global Fund, the Fiduciary Emerging Markets Bond Fund, nor fund-of-funds mutual funds. For purposes of this table, we consider the sales region to be where a fund is based and primarily sold and not necessarily the region where a particular fund is invested. Many funds are also distributed across different sales regions (e.g. SICAV funds are based, primarily sold in and therefore considered to be within the U.K./Europe sales region, although also distributed in the Asia Pacific sales region), but are only designated a single sales region in the table.

3.   FUND INTRODUCTIONS, MERGERS AND LIQUIDATIONS

From time to time, as market conditions or investor demand warrants, we introduce new funds, merge existing funds or liquidate existing funds. During the fiscal year ended September 30, 2002, we added and introduced a number of funds both within the U.S. and internationally.

In the U.S., we expanded our product line by launching new funds and share classes, including those targeted to our institutional clients. We introduced a new R share class for our retirement business in the U.S. We also added two donor-advised fund alternatives for our clients, including one for Franklin Templeton retail clients and the other for high net-worth clients of our subsidiary, Fiduciary.

Internationally, through our indirect wholly-owned investment management and advisory subsidiaries and joint ventures, we continued to expand our business in and launched new funds and investment products to target country specific markets. Through our acquisition of Pioneer, we not only added new funds and investment products in India, but also became that country's largest non-Indian mutual fund manager. In Canada, we added new wrap investment portfolios and launched a series of funds known as the Quotential Program, which consists of fund-of-fund mutual funds. In other parts of Asia, including Korea, Japan and

                                       18
--------------------------------------------------------------------------------

Singapore, we launched a variety of fixed-income and hybrid funds. In Europe, we introduced funds in, among other regions, Ireland, the United Kingdom, Germany, Sweden, Switzerland and France. We also added an additional share class for our Luxembourg-domiciled SICAV funds and a Euro-denominated share class of the Mutual European Fund.

During the fiscal year ended September 30, 2002, the following fund mergers and liquidations took place: 3 variable annuity funds merged into other variable annuity funds; 4 FTI Funds were merged into 3 Franklin Funds and 1 Templeton Fund; 2 Dublin-domiciled FTI Funds were liquidated; 2 closed-end funds were merged into 1 open-end fund and 1 closed-end fund was merged into another closed-end fund.

II.  BANKING/FINANCE OPERATIONS
     --------------------------

Our secondary business segment is banking/finance, which offers select retail, consumer, private banking and credit related services.

Our subsidiary, Fiduciary, is a New York state chartered bank and provides private banking services primarily to high net-worth clients who maintain trust, custody and or investment management accounts with Fiduciary. Fiduciary's private banking and credit products include, among others, loans secured by marketable securities, foreign exchange services, deposit accounts and other credit services. As discussed in Investment Management and Related Services, Fiduciary also offers investment management, trust and estate, custody and related services to institutional accounts and high net-worth individuals and families.

Franklin Capital Corporation ("FCC") is a subsidiary of FRI, which was formed to expand our lending activities related primarily to the purchase, securitization and servicing of retail installment sales contracts ("automobile contracts") originated by independent automobile dealerships. FCC, headquartered in Utah, conducts its business primarily in the Western region of the U.S. and is a finance company organized and licensed under the laws of Utah. As of September 30, 2002, FCC's total assets included $103 million of outstanding automobile contracts. During fiscal 2002, FCC securitized approximately $544.8 million of automobile contract receivables for which it maintains servicing rights. FCC continues to service $530.9 million of receivables that have been securitized to date. See Note 6 in the Notes to the Financial Statements.

Our securitized consumer receivables business is subject to marketplace fluctuation and competes with businesses with significantly larger portfolios. Auto loan and credit card portfolio losses can be influenced significantly by trends in the economy and credit markets which reduce borrowers' ability to repay loans. A more detailed analysis of loan losses and delinquency rates in our consumer lending and dealer auto loan business is contained in Note 5 in the Notes to the Financial Statements.

Our subsidiary Franklin Templeton Bank & Trust, F.S.B. ("FTB&T"), with total assets of $192.3 million, as of September 30, 2002, provides FDIC insured deposit accounts and general consumer loan products such as credit card loans, fund-secured loans and auto loans. FTB&T (formerly known as Franklin Bank) became chartered as a federal savings bank on May 1, 2000 when the Office of Thrift Supervision approved FTB&T's application to convert from a California state banking charter to a Federal thrift charter. Immediately following the conversion of FTB&T's state charter to a federal thrift charter, Franklin Templeton Trust Company, a California chartered trust company, was merged into FTB&T and continues to perform its prior activities as a division of FTB&T.

Our other banking subsidiaries include, FTI-Banque Fiduciary Trust, a Swiss bank based in Geneva, Switzerland, which provides an array of private banking trust and investment services to clients outside of the U.S., and FTCI (Cayman) Ltd., a licensed bank and trust company in the Cayman Islands.

REGULATORY CONSIDERATIONS

Virtually all aspects of our business, including those conducted through our various subsidiaries, are subject to various federal, state, and foreign regulation, and supervision. Domestically, we are subject to regulation and supervision by, among others, the SEC, the National Association of Securities Dealers ("NASD"), the

                                       19
--------------------------------------------------------------------------------

Federal Reserve Board (the "FRB"), the Federal Deposit Insurance Corporation ("FDIC"), the Office of Thrift Supervision and the New York State Banking Department. Globally, we are subject to regulation and supervision by, among others, the Ontario and Alberta Securities Commissions in Canada, the Monetary Authority of Singapore, the Financial Services Authority in the United Kingdom, the Central Bank of Ireland, the Securities and Futures Commission of Hong Kong, the Korean Ministry of Finance and Economy and the Financial Supervisory Commission in Korea, and the Securities Exchange Board of India. The Advisers
Act imposes numerous obligations on our subsidiaries, which are registered as investment advisers, including record keeping, operating and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. The '40 Act imposes similar obligations on the investment companies that are advised by our subsidiaries. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act and the '40 Act, ranging from fines and censure to termination of an investment adviser's registration. FRI and many of the investment companies advised by our various subsidiaries are also subject to the recently enacted Sarbanes-Oxley Act of 2002.

Since 1993, the NASD Conduct Rules have limited the amount of aggregate sales charges which may be paid in connection with the purchase and holding of investment company shares sold through brokers. The effect of the rule might be to limit the amount of fees that could be paid pursuant to a fund's 12b-1 Plan to FTDI, our principal underwriting and distribution subsidiary, which earns underwriting commissions on the distribution of fund shares in the U.S. Such limitations would apply in a situation where a fund has no, or limited, new sales for a prolonged period of time. None of the Franklin Templeton mutual funds are in, or close to, that situation at the present time.

Following the  acquisition  of Fiduciary,  in fiscal 2001,  the Company became a bank holding company under the BHC Act and is subject to supervision and regulation by the FRB. Pursuant to the GLB Act, as a qualifying bank holding company, we also became a financial holding company, which enables us to affiliate with a far broader range of financial companies than had previously been permitted for bank holding companies. Permitted affiliates include securities brokers, underwriters and dealers, investment managers, mutual fund distributors, insurance companies and companies engaged in other activities that are "financial in nature or incidental thereto" or "complementary" to a financial activity. The FRB has issued interim rules specifying that organizing, sponsoring, and managing a mutual fund are activities that are permissible for financial holding companies under certain guidelines. A bank holding company may elect to become a financial holding company if, as in our case, each of its subsidiary banks and other depository institution subsidiaries is well capitalized, is well managed and has at least a "satisfactory" rating under the Community Reinvestment Act (the "CRA").

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

Almost every aspect of the operations and financial condition of our banking and thrift subsidiaries are subject to extensive regulation and supervision and to various requirements and restrictions under Federal and state law, including requirements governing capital adequacy, management practices, liquidity, branching, earnings, loans, dividends, investments, reserves against deposits, and the provision of services. Under Federal law, a depository institution is prohibited from paying a dividend if the depository institution

                                       20
--------------------------------------------------------------------------------
would thereafter be "undercapitalized" as determined by the Federal bank regulatory agencies. The relevant Federal banking regulatory agencies, and the state banking regulatory agencies, also have authority to prohibit a bank or a bank holding company from engaging in what, in the opinion of the regulatory body, constitutes an unsafe or unsound practice.

Each of our banking subsidiaries is subject to restrictions under Federal law that limit transactions with FRI and its non-bank subsidiaries, including loans and other extensions of credit, investments or asset purchases. These and various other transactions, including any payment of money to FRI and its non-bank subsidiaries, must be on terms and conditions that are, or in good faith would be, offered to companies that are not affiliated with these companies.

Federal banking agencies are required to take prompt supervisory and regulatory actions with respect to institutions that do not meet minimum capital standards. There are five defined capital tiers, the highest of which is "well capitalized." A depository institution is generally prohibited from making capital distributions, including paying dividends, or paying management fees to a holding company if the institution would thereafter be undercapitalized. Undercapitalized institutions may not accept, renew or roll over brokered deposits. To remain a financial holding company, each company's banking subsidiaries must be well capitalized and well managed. As of September 30, 2002, our bank and thrift subsidiaries continued to be considered "well capitalized" and "well managed". See "MD&A".

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

The Federal banking agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties and appoint a conservator or receiver. Failure to comply with applicable laws, regulations and supervisory agreements could subject FRI, our thrift and banking subsidiaries, as well as officers, directors and other so-called "institution-affiliated parties" of these organizations, to administrative sanctions and potentially substantial civil money penalties. In addition, the appropriate Federal banking agency may appoint the FDIC as conservator or receiver for a banking institution, or the FDIC may appoint itself if any one or more of a number of circumstances exist.

COMPETITION

The financial services industry is highly competitive and has increasingly become a global industry. There are approximately 8,300 open-end investment companies of varying sizes, investment policies and objectives whose shares are being offered to the public in the U.S. Due to our international presence and varied product mix, it is difficult to assess our market position relative to other investment managers on a worldwide basis, but we believe that we are one of the more widely diversified investment managers in the U.S. We believe that our equity and fixed-income asset mix coupled with our global presence will serve our competitive needs well over the long term. We continue to focus on service to customers, performance of investment products and extensive marketing activities with our strong broker/dealer and other financial institution distribution network as well as high net-worth customers.

We face strong competition from numerous investment management, stock brokerage and investment banking firms, insurance companies, banks, savings and loan associations and other financial institutions, which offer a wide range of financial and investment management services to the same institutional accounts, separate accounts and high net-worth customers that we are seeking to attract. In recent years, there has been a trend of consolidation in the financial services industry, resulting in stronger competitors with greater financial resources than us.

We rely largely on intermediaries to sell and distribute Franklin Templeton mutual fund shares. In addition to offering our products, many of these intermediaries also have mutual funds under their own names that compete directly with our products. These intermediaries could decide to limit or restrict the sale of our
                                       21
--------------------------------------------------------------------------------
fund shares, which could lower our future sales and cause our revenues to decline. We have and continue to pursue sales relationships with all types of intermediaries to broaden our distribution network. We have experienced increased costs related to maintaining our distribution channels and we anticipate that this trend will continue.

We have implemented an award winning Internet platform to compete with the rapidly developing and evolving capabilities being offered with this technology. Together with several large financial services companies, we made a capital investment in the development of an industry-wide Internet portal, known as Advisorcentral.com, which provides our broker, dealer and investment advisor customers with the ability to view their clients' holdings using one log-in ID.

As investor interest in the mutual fund industry has increased, competitive pressures have increased on sales charges of broker/dealer distributed funds. We believe that, although this trend will continue, a significant portion of the investing public still relies on the services of the broker/dealer or financial adviser community, particularly during weaker market conditions.

We believe that we are well positioned to deal with changes in marketing trends as a result of our already extensive advertising activities and broad based marketplace recognition. We conduct significant advertising and promotional campaigns through various media sources to promote brand recognition. We advertise in major national financial publications, as well as on radio and television to promote brand name recognition and to assist our distribution network. Such activities included purchasing network and cable programming, sponsorship of sporting events, and extensive newspaper and magazine advertising.

Diverse and strong competition affects the banking/finance segment of our business as well, and limits the fees that can be charged for our services. For example, in the banking segment we compete with many types of institutions for consumer loans, including the finance subsidiaries of large automobile manufacturers, which have offered special incentives to stimulate automobile sales, including no-interest loans. These product offerings by our competitors limit the interest rates that we can charge on consumer loans.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Information on our operations in various geographic areas of the world and a breakout of business segment information is contained in Note 9 in the Notes to the Consolidated Financial Statements.

INTELLECTUAL PROPERTY

We have used, registered, and/or applied to register certain trademarks and service marks to distinguish our sponsored investment products and services from those of our competitors in the U.S. and in foreign countries and jurisdictions, including Franklin(R), Templeton(R), Bissett(R), Mutual Series(R), and FiduciaryTM. We enforce our trademark, service mark and trade name rights in the U.S. and abroad.

EMPLOYEES

As of September 30, 2002, we employed approximately 6,700 employees in our offices located in 28 countries. We consider our relations with our employees to be satisfactory.

                                       22
--------------------------------------------------------------------------------

ITEM 2. PROPERTIES

We conduct our worldwide operations using a combination of leased and owned facilities. While we believe we have sufficient facilities to conduct business during fiscal 2003, we will continue to lease, acquire and dispose of facilities throughout the world as necessary.

We lease space domestically in California, Delaware, Florida, New Jersey, New York, Utah and the District of Columbia, and internationally in Abu Dhabi, Australia, Belgium, Brazil, Canada, England, France, Germany, Holland, Hong Kong, India, Italy, Japan, Korea, Luxembourg, Poland, Russia, Scotland, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan, and Turkey. As of September 30, 2002, we leased and occupied approximately 1.68 million square feet of space. We also subleased to third parties a total of 0.4 million square feet of space.

In addition, we own 6 buildings near Sacramento, California, as well as 5 buildings in St. Petersburg, Florida, 2 buildings in Nassau, Bahamas, as well as space in office buildings in Argentina, China and Singapore. The buildings we own consist of approximately 1.06 million square feet. Since we operate on a unified basis, corporate activities, fund related activities, accounting operations, sales, real estate and banking operations, auto loans and credit cards, management information system activities, publishing and printing operations, shareholder service operations and other business activities and operations take place in a variety of such locations. In fiscal 2002 we sold two of our buildings, one located in St. Petersburg, Florida for $7 million and one located in Rancho Cordova, California for $10 million.

We lease our corporate headquarters in San Mateo, California from a lessor trust under an operating lease that expires in fiscal 2005. In connection with this lease, we are contingently liable for approximately $145 million in residual guarantees, representing approximately 85% of the total construction costs of $170 million. The lease includes renewal options that can be exercised at the end of the initial lease period, and purchase options that can be exercised prior to the expiration of the lease term. We are monitoring the project of the Financial Accounting Standards Board to address accounting for special purpose entities to determine the effect, if any, it may have on our treatment of the owner-lessor trust described above.

ITEM 3. LEGAL PROCEEDINGS

There have been no material developments in the litigation previously reported in our Form 10-Q for the period ended June 30, 2002 as filed with the SEC on August 12, 2002. We are involved from time to time in litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect our business or financial position.

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





                                       23
--------------------------------------------------------------------------------

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

INFORMATION ABOUT OUR COMMON STOCK

Our common stock is traded on the New York Stock Exchange ("NYSE") and the Pacific Exchange under the ticker symbol "BEN", and the London Stock Exchange under the ticker symbol "FKR." On September 30, 2002, the closing price of FRI's common stock on the NYSE was $31.10 per share. At December 3, 2002, there were approximately 5,100 shareholders of record. Based on nominee solicitation, we believe that there are approximately 23,000 beneficial shareholders whose shares are held in street name.

The following table sets forth the high and low sales prices for our common stock on the NYSE.


                                      2002 FISCAL YEAR                   2001 FISCAL YEAR
                                      ----------------                   ----------------
QUARTER                             HIGH             LOW              HIGH               LOW
------------------------------ --------------- ---------------- ------------------ ----------------

October-December                   $37.85           $30.85           $45.50            $34.00
January-March                      $44.15           $34.52           $48.30            $34.20
April-June                         $44.48           $39.45           $47.40            $36.05
July-September                     $43.15           $29.52           $46.07            $31.65


We declared dividends of $0.28 per share in fiscal 2002 and $0.26 per share in fiscal 2001. We expect to continue paying dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.

ITEM 6. SELECTED FINANCIAL DATA


FINANCIAL HIGHLIGHTS

(in millions, except assets under management,  per share amounts and employee headcount)

AS OF AND FOR THE
YEARS ENDED SEPTEMBER 30,                2002        2001        2000        1999            1998
-------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
  Operating Revenues                 $2,518.5    $2,354.8    $2,340.1    $2,262.5        $2,577.3
  Net Income                            432.7       484.7       562.1       426.7           500.5
FINANCIAL DATA
  Total Assets                        6,422.7     6,265.7     4,042.4     3,666.8         3,480.0
  Long-Term Debt                        595.1       566.0       294.1       294.3           494.5
  Stockholders' Equity                4,266.9     3,977.9     2,965.5     2,657.0         2,280.8
  Operating Cash Flow                   736.8       553.2       701.7       584.5           693.7
ASSETS UNDER MANAGEMENT (in billions)
  Period Ending                         247.8       246.4       229.9       218.1           208.6
  Simple Monthly Average                263.2       243.4       227.7       219.8           226.9
PER COMMON SHARE
  Earnings
    Basic                                1.66        1.92        2.28        1.69            1.98
    Diluted                              1.65        1.91        2.28        1.69            1.98
  Cash Dividends                         0.28        0.26        0.24        0.22            0.20
  Book Value                            16.50       15.25       12.17       10.59            9.06
EMPLOYEE HEADCOUNT                      6,711       6,868       6,489       6,650           8,678
-------------------------------------------------------------------------------------------------

                                       24
--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In this section, we discuss our results of operations and our financial condition. We also make some statements relating to the future which are called "forward-looking statements." Although we do our best to make clear and accurate forward-looking statements, the actual results and outcomes could differ significantly from those that we discuss in this document. For this reason, you should not rely too heavily on these forward-looking statements and should review the "Risk Factors" section, where we discuss these statements in more detail.

GENERAL

We derive the majority of our operating revenues, operating expenses and net income from providing investment advisory and related services to retail mutual funds, institutional, high net-worth and private accounts, and other investment products. This is our main business activity and operating segment. The mutual funds and other products that we advise, collectively called our sponsored investment products, are distributed to the public globally via five distinct names:

* Franklin      * Templeton    * Mutual Series    * Fiduciary Trust    * Bissett

Our sponsored investment products include a broad range of domestic and global/international equity, hybrid, fixed-income and money market mutual funds, as well as other investment products that meet a wide variety of specific investment needs of individuals and institutions.

The level of our revenues depends largely on the level and relative mix of assets under management. To a lesser degree, our revenues also depend on the level of mutual fund sales and the number of mutual fund shareholder accounts. The fees charged for our services are based on contracts with our sponsored investment products or our clients. These arrangements could change in the future.

Our  secondary   business  and  operating   segment  is   banking/finance.   Our
banking/finance group offers selected retail-banking services to high net-worth individuals, foundations and institutions and consumer lending.

At September 30, 2002, we employed approximately 6,700 people in 28 countries serving customers on six different continents.

RESULTS OF OPERATIONS

The table below presents the highlights of our operations for the last three fiscal years.


                                                                             2002            2001
(in millions except per share amounts)     2002       2001      2000      vs 2001         vs 2000
-------------------------------------------------------------------------------------------------
NET INCOME                               $432.7     $484.7    $562.1        (11)%           (14)%
EARNINGS PER COMMON SHARE
  Basic                                   $1.66     $1.92      $2.28        (14)%           (16)%
  Diluted                                 $1.65     $1.91      $2.28        (14)%           (16)%
OPERATING MARGIN                            23%       22%        28%           --              --
EBITDA MARGIN /1/                           30%       33%        36%           --              --
-------------------------------------------------------------------------------------------------

/1/ EBITDA margin is earnings before interest, taxes on income, depreciation and the amortization of intangibles divided by total revenues. The effect of the September 2002 $60.1 million other-than-temporary decline in investments value is excluded from EBITDA. Our September 2002 EBITDA margin, including other-than-temporary decline in investments value, is 28%.

Net income decreased by 11% and diluted earnings per share decreased by 14% in fiscal 2002 mainly due to lower investment and other income related to an other-than-temporary decline in the value of certain investments and increased operating expenses, partially offset by higher revenues. Net income decreased by

--------------------------------------------------------------------------------

14% and diluted earnings per share decreased by 16% in fiscal 2001, mainly due to increased operating expenses offset by slightly higher revenue and investment income.


ASSETS UNDER MANAGEMENT
(in billions)
                                                                             2002            2001
AS OF SEPTEMBER 30,                       2002       2001      2000        vs 2001         vs 2000
-------------------------------------------------------------------------------------------------
EQUITY
  Global/international                   $76.5     $80.2     $97.6           (5)%           (18)%
  Domestic (U.S.)                         41.4      44.5      53.9           (7)%           (17)%
---------------------------------------------------------------------------------------------------------------
  TOTAL EQUITY                           117.9     124.7     151.5           (5)%           (18)%
HYBRID                                    36.6      36.1       9.3             1%            288%
FIXED-INCOME
  Tax-free                                52.8      48.4      44.0             9%             10%
  Taxable
    Domestic (U.S.)                       26.1      24.4      15.6             7%             56%
    Global/international                   8.6       7.2       4.2            19%             71%
---------------------------------------------------------------------------------------------------------------
  TOTAL FIXED-INCOME                      87.5      80.0      63.8             9%             25%
MONEY                                      5.8       5.6       5.3             4%              6%
---------------------------------------------------------------------------------------------------------------
  TOTAL                                 $247.8    $246.4    $229.9             1%              7%
-------------------------------------------------------------------------------------------------
Simple monthly average for the year /2/ $263.2    $243.4    $227.7             8%              7%
-------------------------------------------------------------------------------------------------

/2/ Investment management fees from approximately 50% of our assets under management at September 30, 2002 are calculated using daily average assets under management.

Our assets under management at September 30, 2002 were $247.8 billion, 1% higher than a year ago. The simple monthly average value of these assets during fiscal 2002 was $263.2 billion as compared to $243.4 billion in fiscal 2001, an 8% increase. The year over year change in simple monthly average assets under management generally is more indicative of investment management fee revenue trends than the year over year change in year-end assets.

The mix of assets under management is shown below, followed by industry data showing average effective investment management fees using data from Lipper(R) Inc. Our actual effective fee rates may vary from these rates.


AS OF SEPTEMBER 30,                                            2002          2001            2000
--------------------------------------------------------------------------------------------------

PERCENTAGE OF TOTAL ASSETS UNDER MANAGEMENT
Equity                                                          48%           51%             66%
Fixed-income                                                    35%           32%             28%
Hybrid                                                          15%           15%              4%
Money                                                            2%            2%              2%
--------------------------------------------------------------------------------------------------
Total                                                          100%          100%            100%
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
                                  EQUITY         HYBRID               FIXED-INCOME                 MONEY
                        -----------------------  ------     -----------------------------------    -----
                                                                      TAXABLE-      TAXABLE -
                              GLOBAL/  DOMESTIC               TAX     DOMESTIC        GLOBAL/
                        INTERNATIONAL    (U.S.)             -FREE       (U.S.)  INTERNATIONAL
--------------------------------------------------------------------------------------------------------
Industry effective
investment management
fee rates as of
September 30, 2002 /3/          0.71%     0.55%   0.45%     0.43%        0.43%          0.59%       0.27%
---------------------------------------------------------------------------------------------------------

/3/ Calculated by Franklin Templeton Investments based on asset-weighted averages of management fee rates provided by Lipper(R) Inc. Industry effective investment management fee rates are calculated using all U.S.-based, open-ended funds that reported expense data to Lipper(R) Inc. as of the funds' most recent annual report date, and for which management fee rates were greater or equal to zero. Industry effective fee rates reflect the investment management expenses of retail and institutional funds drawn from all distribution channels, without exception. The averages reflect combined retail and institutional funds data and include all share classes, and all distribution channels, without exception. Variable annuities are not included.

The change in the mix of assets under management was largely due to the inclusion of the assets under management of Fiduciary Trust Company International ("Fiduciary") beginning in fiscal 2001 and the market depreciation in equity assets in 2002 and 2001. Approximately 64% of Fiduciary's assets under management were classified as hybrid assets at the time of acquisition in April 2001. This change in mix lowered our overall effective fee rate on assets managed, as a greater percentage of assets under management are in the fixed-income and hybrid categories which generally carry a lower management fee than equity assets. The effective investment management fee rate (investment management fees divided by simple monthly average assets under management) declined to 0.56% for the 2002 fiscal year compared to 0.58% in fiscal 2001 and 0.61% in fiscal 2000.

At September 30, 2002 assets under management by shareholder location were as follows:

                                       UNITED                             ASIA/PACIFIC
(in billions)                          STATES       CANADA       EUROPE      AND OTHER        TOTAL
---------------------------------------------------------------------------------------------------
Assets Under Management                $209.4        $17.3         $9.6          $11.5       $247.8
---------------------------------------------------------------------------------------------------

Investors in the United States own approximately 85% of our assets under management and approximately 73% of our revenues originate in the United States. Investment advisory and administrative services related to these assets may be provided in jurisdictions outside the United States in accordance with contractual arrangements with our sponsored investment products.

The components of the change in our assets under management were as follows:


(in billions)
                                                                             2002            2001
YEAR ENDED SEPTEMBER 30,                   2002      2001      2000       vs 2001         vs 2000
-------------------------------------------------------------------------------------------------
Beginning assets under management       $246.4    $229.9    $218.1             7%              5%
Sales                                     72.4      58.5      51.7            24%             13%
Reinvested dividends                       4.8       9.0       8.7          (47)%              3%
Redemptions                              (57.5)    (58.6)    (62.8)          (2)%            (7)%
Acquisitions                               0.8      49.5       1.5          (98)%          3,200%
(Depreciation) appreciation              (19.1)    (41.9)     12.7          (54)%             N/A
-------------------------------------------------------------------------------------------------
Ending assets under management          $247.8    $246.4    $229.9             1%              7%
-------------------------------------------------------------------------------------------------

During fiscal 2002 and 2001, our sponsored investment products experienced overall net cash inflows, including reinvested dividends, in contrast to the net cash outflows experienced in fiscal 2000. Gross product sales increased 24% while redemptions decreased 2% in 2002. Our acquisition of Pioneer ITI AMC Limited ("Pioneer"), an Indian investment management company, in July 2002 increased our assets under management by $0.8 billion as of the date of this acquisition. In 2001, the acquisition of Bissett in

                                       27
--------------------------------------------------------------------------------

October 2000 increased our assets under management by $3.7 billion, and the Fiduciary acquisition in April 2001 increased our assets under management by $45.8 billion, as of the dates of those acquisitions.

Despite an overall decline in domestic and global equity markets in the latter half of 2002, our assets under management increased from fiscal 2001 primarily as a result of strong net sales during the year and less depreciation than in 2001. In fiscal 2001, assets under management increased mainly due to the Fiduciary and Bissett acquisitions and net inflows, partially offset by depreciation.

OPERATING REVENUES

The table below presents the percentage change in each revenue category between fiscal 2002 and fiscal 2001 and between fiscal 2001 and fiscal 2000.


                                       2002      2001       AS A PERCENTAGE OF TOTAL REVENUES
                                    vs 2001   vs 2000         2002          2001         2000
-------------------------------------------------------------------------------------------------------------
Investment management fees               4%        1%          58%           60%          60%
Underwriting and distribution fees      12%        --          31%           30%          30%
Shareholder servicing fees             (4)%      (6)%           8%            8%           9%
Other, net                              86%       90%           3%            2%           1%
-------------------------------------------------------------------------------------------------------------
TOTAL OPERATING REVENUES                 7%        1%         100%          100%         100%
-------------------------------------------------------------------------------------------------------------

SUMMARY

In fiscal 2002, total operating revenues increased 7% over the prior year. Investment management and underwriting and distribution fees increased due to both higher net sales and higher average assets under management. We also benefited from the inclusion of Fiduciary revenues for a full fiscal year in 2002, as well as higher net gains related to auto loan securitizations included in Other, net revenue.

In fiscal 2001, total operating revenues increased 1%. The acquisition of Fiduciary in April 2001 provided higher investment management fees from higher average assets under management. We also experienced higher banking revenues included in other, net offset by reduced shareholder servicing fees.

INVESTMENT MANAGEMENT FEES

Investment management fees, accounting for 58% of our operating revenues in fiscal 2002, include both investment advisory and administration fees. These fees are generally calculated under contractual arrangements with our sponsored investment products as a percentage of the market value of assets under management. Annual rates vary by investment objective and type of services provided. In return for these fees, we provide a combination of investment advisory, administrative and other management services.

Investment management fees increased 4% in fiscal 2002 mainly due to increased net sales, which increased assets under management, and the impact of including Fiduciary for a full fiscal year. This increase was partially offset by a shift in our asset mix toward fixed-income investment products, which led to a decrease in our effective investment management fee rate.

Investment management fees increased 1% in fiscal 2001 from the prior year. This increase was primarily due to the Fiduciary acquisition, which increased the simple monthly average assets under management in the latter half of the year, partially offset by a shift in our asset mix toward fixed-income and hybrid investment products, which carry lower effective fee rates.

UNDERWRITING AND DISTRIBUTION FEES

We earn underwriting fees from the sale of some classes of sponsored investment products on which investors pay a sales commission at the time of purchase. Sales at reduced or zero commissions are offered on some classes of shares and for sales to shareholders or intermediaries that exceed specified minimum


                                       28
--------------------------------------------------------------------------------
amounts. Therefore, underwriting fees will change with the overall level of gross sales and the relative mix of sales between different share classes.

Our sponsored investment products pay distribution fees in return for sales, marketing and distribution efforts on their behalf. While other contractual arrangements exist in international jurisdictions, in the United States, distribution fees include 12b-1 fees. These fees are subject to maximum payout levels based on a percentage of the assets in each fund. We pay a significant portion of underwriting and distribution fees to the financial advisors and other intermediaries who sell our sponsored investment products to the public on our behalf. See the description of underwriting and distribution expenses below.

Overall, underwriting and distribution fees increased 12% in fiscal 2002. Underwriting fees increased 24% consistent with a 24% increase in gross product sales and distribution fees increased 5% consistent with an 8% increase in simple monthly average assets under management.

Underwriting and distribution fees remained constant in fiscal 2001 as an overall increase in product sales was offset by a greater percentage of overall sales being made at no or lower commission levels. Distribution fees also remained constant as the increase in average assets under management was related to the Fiduciary acquisition. The Fiduciary assets under management are not subject to distribution fees; therefore, these assets did not affect distribution fee income as would be expected with a year over year increase in average assets under management.

SHAREHOLDER SERVICING FEES

Shareholder servicing fees are generally fixed charges per shareholder account that vary with the particular type of fund and the service being rendered. In some instances, sponsored investment products are charged these fees based on the level of assets under management. We receive fees as compensation for providing transfer agency services, which include providing customer statements, transaction processing, customer service and tax reporting. In the United States, transfer agency service agreements provide that accounts closed in a calendar year remain billable through the second quarter of the following calendar year at a reduced rate. In Canada, such agreements provide that accounts closed in the previous calendar year remain billable for four months after the end of the calendar year. Accordingly, the level of fees will vary with the growth in new accounts and the level of closed accounts that remain billable.

Shareholder servicing fees decreased 4% in fiscal 2002 and 6% in fiscal 2001 consistent with a decrease in the quarterly average number of billable accounts. Our acquisition of Pioneer added approximately 0.7 million shareholder accounts.

OTHER, NET

Other, net consists mainly of revenues from the banking/finance operating segment and Fiduciary's custody services. Revenues from the banking/finance operating segment include interest income on loans, servicing income, and investment income on banking/finance investment securities, which are offset by interest expense and the provision for anticipated loan losses.

Other, net increased 86% in fiscal 2002. This increase was mainly due to the inclusion of Fiduciary's banking and custody activities for a full fiscal year in 2002 and increased gains recognized on auto loan portfolio sales. Other, net increased 90% in fiscal 2001. This increase was primarily due to the addition of the Fiduciary banking and custody activities from the date of acquisition of Fiduciary to those of Franklin Bank and Trust, F.S.B., and Franklin Capital Corporation.


                                       29
--------------------------------------------------------------------------------


OPERATING EXPENSES

                                        2002      2001       AS A PERCENTAGE OF TOTAL EXPENSES
                                     vs 2001   vs 2000        2002         2001             2000
-------------------------------------------------------------------------------------------------

Underwriting and distribution            12%        2%         37%          35%              37%
Compensation and benefits                 5%       15%         33%          33%              32%
Information systems, technology
   and occupancy                         12%       23%         15%          14%              13%
Advertising and promotion                 1%        5%          6%           6%               6%
Amortization of deferred sales
   commissions                          (2)%     (18)%          3%           4%               5%
Amortization of intangible assets      (70)%       52%          1%           3%               2%
Other                                   (2)%        7%          5%           5%               5%
September 11, 2001 expense, net       (100)%      100%          0%           0%              N/A
-------------------------------------------------------------------------------------------------
Total operating expenses                  5%       10%        100%         100%             100%
------------------------------------------------------------------------------------------------


SUMMARY

Operating expenses increased 5% during fiscal 2002. This increase was mainly due to increased underwriting and distribution fees consistent with higher underwriting and distribution revenue, and higher compensation and benefits and technology and occupancy costs primarily due to the inclusion of Fiduciary's activity for a full fiscal year in 2002. The increase in these expense categories was offset in part by a decline in amortization of intangible assets on discontinuation of the amortization of goodwill and indefinite-lived intangible assets. In fiscal 2001, operating expenses increased 10% mainly caused by increased compensation and benefits, information systems, technology and occupancy costs, the addition of the operating costs of Fiduciary, increased underwriting and distribution expenses and increased amortization of intangible assets.

UNDERWRITING AND DISTRIBUTION

Underwriting and distribution includes expenses paid to financial advisers and other third parties for selling, distributing and providing ongoing services to investors in our sponsored investment products.

Underwriting and distribution expenses increased 12% in fiscal 2002 and 2% in fiscal 2001 consistent with similar trends in underwriting and distribution revenues.

COMPENSATION AND BENEFITS

Compensation and benefits increased 5% during fiscal 2002 due mainly to the inclusion of Fiduciary's activity for a full fiscal year, including retention bonuses committed to the Fiduciary staff. This increase was partially offset by an overall decline in employees as well as the decision made by management during the quarter ended December 2001 to reduce employee salaries by 5% or 10%, depending on specific salary categories. In May 2002, we reinstated salaries for employees whose salaries were reduced by 5% and, in July 2002, we reinstated employee salaries in the 10% reduction category. We employed approximately 6,700 people at September 30, 2002 compared to approximately 6,900 at the same time last year. Our acquisition of Pioneer added approximately 180 employees. In order to hire and retain our key employees, we are committed to keeping our salaries and benefit packages competitive, which means that the level of compensation and benefits may increase more quickly or decrease more slowly than our revenues.

Compensation and benefits increased 15% during fiscal 2001. This increase was mainly due to the addition of approximately 790 Fiduciary employees from the date of acquisition, retention bonuses for Fiduciary employees, annual salary increases, and an increase in employee benefit and recruiting costs.

                                       30
--------------------------------------------------------------------------------

INFORMATION SYSTEMS, TECHNOLOGY AND OCCUPANCY

Information systems, technology and occupancy costs increased 12% in fiscal 2002. This increase was mainly due to the inclusion of costs related to the outsourcing of the management of our data center and distributed server operations and added technology and occupancy costs of the Fiduciary acquisition for a full fiscal year in 2002.

Information systems, technology and occupancy costs increased 23% in fiscal 2001. This increase was primarily due to continued expenditure on new technology initiatives, an investment in the technology infrastructure of the company, the charges and costs in connection with the outsourcing of the management of our data center and distributed server operations, and the added technology and occupancy costs of the Fiduciary acquisition. We also experienced an increase in occupancy costs related to our expansion in Asia, Canada, and Europe as well as costs related to the relocation to our new worldwide headquarters in San Mateo, California.


Details of capitalized information systems and technology costs were as follows:

(in thousands)                                                2002          2001            2000
--------------------------------------------------------------------------------------------------

Net carrying amount at beginning of period                $162,857      $156,895        $138,566
Additions during period, net of disposals and other
  adjustments                                               35,570        69,794          71,884
Net assets purchased through acquisitions                      206        11,266              --
Amortization during period                                 (77,147)      (75,098)        (53,555)
--------------------------------------------------------------------------------------------------
Net carrying amount at end of period                      $121,486      $162,857        $156,895
--------------------------------------------------------------------------------------------------

Information systems and technology costs capitalized in fiscal 2002 were less than amounts capitalized in fiscal 2001 as we slowed down a number of initiatives, realized synergies from previous investments in technology and delayed the start of other technology projects given the current economic slowdown and our focus on cost control and management.

ADVERTISING AND PROMOTION

Advertising and promotion increased 1% during fiscal 2002 and 5% in fiscal 2001. Increases in both years resulted mainly from increased promotion and advertising activity to educate the sales channels and the investing public about the strong relative investment performance of our sponsored investment products.

AMORTIZATION OF DEFERRED SALES COMMISSIONS

Certain fund share classes, including class B, are sold without a front-end sales charge to shareholders, while at the same time, our distribution subsidiaries pay a commission on the sale. In the United States, class A shares are sold without a front-end sales charge to shareholders when minimum investment criteria are met while our U.S. distribution subsidiary pays a commission on such sales. Class C shares are sold with a front-end sales charge that is lower than the commission paid by the U.S. distributor. We defer and amortize all up-front commissions paid by our distribution subsidiaries.

We have arranged to finance certain of these deferred commission assets ("DCA") arising from our U.S., Canadian and European operations through Lightning
Finance Company Limited ("LFL"), a company in which we have an ownership interest. In the United States, LFL has entered into a financing agreement with our U.S. distribution subsidiary and we maintain a continuing interest in the assets until resold by LFL. As a result, we retain DCA sold to LFL under the U.S. agreement in our financial statements and amortize them over an 8-year period until resold by LFL in a securitization, which generally occurs at least once annually. LFL sold approximately $61.5 million U.S. DCA in fiscal 2002 and approximately $20.3 million U.S. DCA in fiscal 2001 in securitization transactions. In contrast to the U.S. arrangement, LFL has entered into direct agreements with the Canadian and European sponsored investment products, and, as a result, we do not record DCA from these sources in our financial statements.

                                       31
--------------------------------------------------------------------------------

Amortization of deferred sales commissions decreased 2% in fiscal 2002 and 18% in fiscal 2001. These changes were mainly a result of changes in sales mix and our current financing arrangements. As the balance of DCA on our balance sheet changes, so does the amortization expense.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets decreased 70% in fiscal 2002. This decrease was due to the adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), on October 1, 2001. Under the new accounting standard, we ceased to amortize goodwill and indefinite-lived intangible assets. This resulted in a reduction in amortization expense of approximately $50 million in fiscal 2002 as compared to the prior year. We completed our impairment testing as specified in SFAS 142 in March 2002 and we determined that there was no impairment to the goodwill and indefinite-lived assets recorded in our financial statements as of October 1, 2001. Amortization of intangible assets increased 52% in fiscal 2001, due to the amortization of goodwill and other intangible assets related to the purchase of Bissett and Fiduciary.

OTHER INCOME (EXPENSE)

Other income (expense) includes investment and other income and interest expense. Investment and other income is comprised primarily of the following:

*    dividends from investments
*    interest income from investments in bonds and government securities
*    realized gains and losses on investments
*    foreign currency exchange gains and losses
*    miscellaneous income, including gain or loss on disposal of property.

Other income (expense) was a net expense in fiscal 2002 mainly due to a $60.1 million other-than-temporary decline in value of some of our investments recognized in the fourth quarter of fiscal 2002. In contrast, in fiscal 2001, we recognized net realized gains of approximately $34.2 million on the sale of certain sponsored investment products held for investment purposes and other realized gains of $24.6 million related to the sale of our former headquarters building in San Mateo.

Other income (expense) increased 65% in fiscal 2001 from the prior year, primarily due to net realized gains related to our sponsored investment products and the sale of our former headquarters building in San Mateo.

TAXES ON INCOME

Our effective income tax rate for fiscal 2002 increased to 25% compared to 24% in fiscal 2001 and 2000. As a multi-national corporation, we provide investment management services to a wide range of international investment products, often managed from locations outside the United States. Some of these jurisdictions have lower tax rates than the United States. The mix of income (primarily investment management fees) subject to these lower rates, when aggregated with income originating in the United States, produces a lower overall effective tax rate than existing U.S. Federal and state tax rates. The effective tax rate will continue to be reflective of the relative contributions of foreign earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, we had $980.6 million in cash and cash equivalents, as compared to $596.2 million at September 30, 2001. Cash and cash equivalents include cash, U.S. Treasury bills and other debt instruments with original maturities of three month or less and other highly liquid investments that are readily convertible into cash, including money market funds. The mix of short-term instruments and, in particular, the maturity schedules of some debt instruments, affect the level reported in cash and cash equivalents and in investments, available-for-sale in any given year. Liquid assets, which consist of cash and

                                       32
--------------------------------------------------------------------------------
cash equivalents, investments available-for-sale and current receivables increased to $2,826.0 million at September 30, 2002 from $2,273.1 million at September 30, 2001.

At September 30, 2002, approximately $850 million was available to us under unused commercial paper and medium-term note programs. In addition, in fiscal 2001 we filed a shelf registration statement with the Securities and Exchange Commission permitting the issuance of debt and equity securities of up to $300 million. Our committed revolving credit facilities at September 30, 2002 totaled $420 million, of which, $210 million was under a 364-day facility. The remaining $210 million facility is under a five-year facility and will expire in June 2007. In addition, our Fiduciary subsidiary has $350 million available in uncommitted bank lines under the Federal Reserve Funds system.

Our ability to access the capital markets in a timely manner depends on a number of factors including our credit rating, the condition of the global economy, investors' willingness to purchase our securities, interest rates, credit spreads and the equity market valuation levels. In extreme circumstances, we might not be able to access this liquidity readily.

Outstanding debt increased to $603.0 million at September 30, 2002 compared to $574.4 million at September 30, 2001. As of September 30, 2002 outstanding debt consists of $514.2 million in principal and accrued interest related to outstanding convertible notes that we issued in May 2001 and $88.8 million of other long-term debt. As of September 30, 2001, outstanding debt included $504.7 million related to the convertible notes and $69.7 million of other long-term debt. Each of the $1,000 (principal amount at maturity) convertible notes is convertible into 9.3604 shares of our common stock. We may redeem the convertible notes for cash on or after May 11, 2006 at their accreted value. We may have to repurchase the convertible notes at their accreted value, at the option of the holders, on May 11 of 2003, 2004, 2006, 2011, 2016, 2021 and 2026.
In this event, we may choose to pay the purchase price in cash or shares of our common stock. The amount of convertible notes that will be redeemed depends on, among other factors, the performance of our common stock. Other long-term debt consists primarily of deferred commission liability recognized in relation to the U.S. DCA financed by LFL that has not yet been sold by LFL in a securitization transaction. The increase in outstanding debt in fiscal 2002 is due to additional financing activity of our mutual fund Class B shares sales and the accretion of the convertible notes to maturity, partially offset by an increase in DCA sold by LFL.

We have arranged with LFL for non-recourse financing of sales commissions advanced on sales of our B and C shares globally. The sales commissions that we have financed through LFL during fiscal 2002 were approximately $135.3 million compared to $84.7 million in fiscal 2001.

Since September 1998, our banking/finance operating segment has entered into a number of auto loan securitization transactions with qualified special purpose entities, which then issue asset-backed securities to private investors. The outstanding loan balances held by these special purpose entities were $530.9 million as of September 30, 2002 and $210.8 million as of September 30, 2001. Our ability to access the securitization market will directly affect our plans to finance the auto loan portfolio in the future.

We expect that the main uses of cash will be to:

*    expand our core business
*    make strategic acquisitions
*    acquire shares of our common stock
*    fund property and equipment purchases
*    pay operating expenses of the business
*    enhance our technology infrastructure
*    improve our business processes
*    pay shareholder dividends
*    repay and service debt.

                                       33
--------------------------------------------------------------------------------

We believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through the following:

*    our existing liquid assets
*    the continuing cash flow from operations
*    our borrowing capacity under current credit facilities
*    our ability to issue debt or equity securities
*    our mutual fund sales commission financing arrangement.

In particular, we expect to finance future investment in our banking/finance activities through operating cash flows, debt, increased deposit base, or through the securitization of a portion of the receivables from consumer lending activities.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As described in Note 11 to the financial statements, our largest commitment at September 30, 2002 relates to our convertible debt outstanding.

In addition, at September 30, 2002, the banking/finance operating segment had commitments to extend credit aggregating $281.5 million, mainly under its credit card lines. Standby letters of credit issued to Fiduciary clients totaled $7.4 million and expire through December 2003. The standby letters of credit are secured by marketable securities.


BANKING/FINANCE GROUP EARNING ASSETS

                              ---------------------------------------------------------------------
                                           2002                              2001
                              -------------------------------  ------------------------------------
                                Average               Average     Average                  Average
(in thousands)                  balance   Interest       rate     balance  Interest           rate
----------------------------- ---------- ---------- ---------- ----------- --------- --------------
Federal funds sold and
  securities purchased
  under agreements to
  resell                        $91,496     $1,438      1.57%     $42,109      $861          2.04%
Investment securities,
    available-for-sale          368,693     18,366      4.98%     202,540    10,569          5.22%
Loans receivable /4/            490,729     33,523      6.83%     337,662    34,296         10.16%
----------------------------- ---------- ---------- ---------- ----------- --------- --------------
  Total earning assets         $950,918     53,327      5.61%    $582,311    45,726          7.85%

Interest-bearing deposits      $814,159      9,812      1.21%    $319,042    10,768          3.38%
Inter-segment debt              150,566      5,415      3.60%     187,006     9,778          5.23%
Federal funds purchased
  and securities sold under
  agreements to repurchase       19,233        392      2.04%      24,621     1,003          4.07%
----------------------------- ---------- ---------- ---------- ----------- --------- --------------
  Total interest bearing
    liabilities                $983,958     15,619      1.59%    $530,669    21,549          4.06%
----------------------------- ---------- ---------- ---------- ----------- --------- --------------
Net interest income and
  margin                                   $37,708      3.97%               $24,177          4.15%
----------------------------- ---------- ---------- ---------- ----------- --------- --------------

/4/ Non-accrual loans are included in the average loans receivable balance.

CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that impact our financial position and results of operations. These estimates and assumptions are affected by our application of accounting policies. Below we describe certain critical accounting policies that we believe are important to understanding our results of operations and financial position.


                                       34
--------------------------------------------------------------------------------

In addition, please refer to Note 1 to the financial statements for further discussion of our accounting policies. Estimates, by their nature, are based on judgment and available information. Differences between actual results and these estimates could have a material impact on our financial statements.

INTANGIBLE ASSETS

At September 30, 2002 our assets included intangible assets as follows:


(in thousands)                                               NET CARRYING AMOUNT
--------------------------------------------------------------------------------

Goodwill                                                              $1,321,939
Intangible assets - definite-lived                                       221,942
Intangible assets - indefinite-lived                                     475,304
--------------------------------------------------------------------------------
Total                                                                 $2,019,185
--------------------------------------------------------------------------------


Under Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", we are required to test the fair value of goodwill and indefinite-lived intangibles for impairment at least once a year. As of March 31, 2002, we completed the impairment testing of goodwill and indefinite-lived intangible assets and we determined that there was no impairment to the goodwill and indefinite-lived assets recorded in our books and records as of October 1, 2001. While we believe that our testing was appropriate, it involved the use of estimates and assumptions. Using different assumptions may have resulted in recognizing some impairment of goodwill and indefinite-lived intangible assets in our financial statements.

We  are  also   required  to  consider  if  any   impairment   has  occurred  to
definite-lived intangible assets. Based on our review and evaluation, we do not believe any impairment has occurred.

INCOME TAXES

As a multinational corporation, we operate in various locations outside the United States. We have made no provision for U.S. taxes on $1,894 million of cumulative undistributed earnings of foreign subsidiaries as those earnings are intended to be reinvested for an indefinite period of time. Changes to our policy of reinvesting foreign earnings may have a significant effect on our financial condition and results of operation.

VALUATION OF INVESTMENTS

We record substantially all investments in our financial statements at fair value or amounts that approximate fair value. Where available, we use prices from independent sources such as listed market prices or broker or dealer price quotations. For investments in illiquid and privately held securities that do not have readily determinable fair values, we estimate the value of the securities based upon available information. However, even where the value of a security is derived from an independent market price or broker or dealer quote, some assumptions may be required to determine the fair value. For example, we generally assume that the size of positions in securities that we hold would not be large enough to affect the quoted price of the securities when sold, and that any such sale would happen in an orderly manner. However, these assumptions may be incorrect and the actual value realized on sale could differ from the current carrying value.

We evaluate our investments for other-than-temporary decline in value. This may exist when the fair value of an investment security has been below the current value for an extended period of time. As most of our investments are carried at fair value, if an other-than-temporary decline in value is determined to exist, the unrealized investment loss recorded net of tax in accumulated other comprehensive income is realized as a charge to net income, in the period in which the other -than-temporary decline in value is determined. During fiscal 2002, we recognized $60.1 million for an other-than-temporary decline in the value of certain investments. While we believe that we have accurately estimated the amount of other-than-temporary decline in value in our portfolio, different assumptions could result in changes to the recorded amounts in our financial statements.


                                       35
--------------------------------------------------------------------------------

LOSS CONTINGENCIES

We are involved in various lawsuits and claims encountered in the normal course of business. When such a matter arises and periodically thereafter, we consult with our legal counsel and evaluate the merits of the claim based on the facts available at that time. In management's opinion, an adequate accrual has been made as of September 30, 2002 to provide for any losses that may arise from these matters.

SPECIAL PURPOSE ENTITIES

Special purpose entities ("SPEs") consist of corporations, trusts, partnerships and other entities that are established for a limited purpose. In the United States, the Financial Accounting Standards Board (FASB) has currently undertaken a project to address accounting for SPEs. We will continue to monitor the FASB's project to determine the effect, if any, it will have on our treatment of any of the SPEs described below.

LIGHTNING FINANCE COMPANY LIMITED. We finance certain DCA arising from our U.S., Canadian and European operations through LFL, a company in which we have an ownership interest. In the United States, LFL has entered into a financing agreement with our U.S. distribution subsidiary and we maintain a continuing interest in the assets until resold by LFL. As a result, we retain DCA sold under the U.S. agreement in our financial statements and amortize them over an 8-year period, until resold by LFL in a securitization. In contrast to the U.S. arrangement, LFL has entered into direct agreements with the Canadian and European sponsored investment products, and we do not record DCA from these sources in our financial statements.

AUTO LOAN SECURITIZATION TRUSTS. We have entered into auto loan securitization transactions with a number of qualified SPEs and have recorded these transactions as sales. In addition, we retained interest-only strips receivable, representing our contractual right to receive interest and other cash flows from the pool of securitized loans after payment of required amounts to the holders of the securities and certain costs associated with the securitization. Interest-only strips are valued based on the present value of estimated future cash flows.

LESSOR TRUST. We lease our corporate headquarters in San Mateo, California from a lessor trust under an operating lease that expires in fiscal 2005, with additional renewal options for a further period of up to 10 years. In connection with this lease, we are contingently liable for approximately $145 million in residual guarantees, representing approximately 85% of the total construction costs of $170 million. The lease agreement is not expected to impact our cash flows or financial condition materially during the initial five-year lease period. The lease is treated as an operating lease, as none of the capitalization criteria under Statement of Financial Accounting Standards No.13, "Accounting for Leases", were met at the inception of the lease.

COLLATERALIZED DEBT OBLIGATIONS. We provide investment management services to, and have made investments in, a number of Collateralized Debt Obligation ("CDO") SPEs. These CDOs were established as a vehicle for our clients and invest mainly in debt instruments. Our ownership interest in the CDOs is not sufficient to meet consolidation requirements and they are reported at fair value as further described in Note 1 to the financial statements.



                                       36
--------------------------------------------------------------------------------

QUARTERLY INFORMATION (UNAUDITED)

(in thousands except per share data)

QUARTER                            FIRST       SECOND        THIRD        FOURTH
--------------------------------------------------------------------------------
2002
  Revenues                      $618,207     $625,968     $666,050      $608,307
  Operating income              $142,865     $148,019     $153,852      $140,766
  Net income                    $118,519     $119,996     $125,690       $68,518
Earnings per share:
   Basic                           $0.45        $0.46        $0.48         $0.26
   Diluted                         $0.45        $0.46        $0.48         $0.26
  Dividend per share              $0.070       $0.070       $0.070        $0.070
  Common stock price per share:
   High                           $37.85       $44.15       $44.48        $43.15
   Low                            $30.85       $34.52       $39.45        $29.52
--------------------------------------------------------------------------------
2001
  Revenues                      $564,074     $577,413     $609,473      $603,883
  Operating income              $148,978     $144,473     $124,696       $93,848
  Net income                    $149,465     $131,684     $119,703       $83,869
Earnings per share:
   Basic                           $0.61        $0.54        $0.46         $0.32
   Diluted                         $0.61        $0.54        $0.46         $0.32
  Dividend per share              $0.065       $0.065       $0.065        $0.065
  Common stock price per share:
   High                           $45.50       $48.30       $47.40        $46.07
   Low                            $34.00       $34.20       $36.05        $31.65
--------------------------------------------------------------------------------
2000
  Revenues                      $565,667     $612,526     $568,897      $593,050
  Operating income              $167,635     $172,077     $168,832      $154,899
  Net income                    $137,522     $143,374     $140,370      $140,823
  Earnings per share:
   Basic                           $0.55        $0.58        $0.58         $0.58
   Diluted                         $0.55        $0.58        $0.58         $0.58
  Dividend per share               $0.06        $0.06        $0.06         $0.06
  Common stock price per share:
   High                           $35.00       $39.19       $36.25        $45.63
   Low                            $27.44       $24.63       $28.19        $30.00
  ------------------------------------------------------------------------------

Our common stock is traded on the New York Stock Exchange ("NYSE") and the Pacific Exchange, Inc. under the ticker symbol BEN and the London Stock Exchange under the ticker symbol FKR. On September 30, 2002, the closing price of our common stock on the NYSE was $31.10 per share. At December 3, 2002, there were approximately 5,100 shareholders of record.



                                       37
--------------------------------------------------------------------------------

RISK FACTORS

"FORWARD-LOOKING STATEMENTS". When used in this Annual Report, words or phrases about the future such as "expected to," "will continue," "anticipates," "estimates," or similar expressions are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Statements about our future cash needs, our anticipated uses of cash, the expected sources of future cash inflows, and the anticipated costs related to the September 11, 2001 tragedy, are also "forward-looking statements." These types of statements are subject to certain risks and uncertainties, such as the factors described in the risk factors outlined below. These risks and uncertainties could cause our actual results to differ materially from those reflected in forward-looking statements. Forward-looking statements are our best prediction at the time that they are made, and you should not rely on them. Rather, you should read the forward-looking statements in conjunction with the risk disclosures in this Annual Report. If a circumstance occurs that causes any of our forward-looking statements to be inaccurate, we have no obligation to announce publicly the change in our expectations, or to revise the forward-looking statements.

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

WE HAVE BECOME SUBJECT TO AN INCREASED RISK OF ASSET VOLATILITY FROM CHANGES IN THE GLOBAL EQUITY MARKETS. We have become subject to an increased risk of asset volatility from changes in the domestic and global financial and equity markets due to the continuing threat of terrorism and the recent reports of accounting irregularities at certain public companies. Declines in these markets have caused in the past, and would cause in the future, a decline in our revenue and income.

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

                                       38
--------------------------------------------------------------------------------

OUR ABILITY TO SUCCESSFULLY INTEGRATE THE WIDELY VARIED SEGMENTS OF OUR BUSINESS CAN BE IMPEDED BY SYSTEMS AND OTHER TECHNOLOGICAL LIMITATIONS. Our continued success in effectively managing and growing our business globally depends on our ability to integrate the varied accounting, financial and operational systems of our international business with that of our domestic business.

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

THE SEPTEMBER 11, 2001 WORLD TRADE CENTER TRAGEDY MAY ADVERSELY AFFECT OUR ABILITY TO ACHIEVE THE BENEFITS WE EXPECT FROM THE ACQUISITION OF FIDUCIARY. The September 11, 2001 tragedy at the World Trade Center resulted in the destruction of our Fiduciary headquarters, loss of 87 of our employees, additional operating expenses to re-establish and relocate our operations, and asset write-offs, all of which could adversely affect or delay our ability to achieve the anticipated benefits from the acquisition. Our insurance coverage may not cover all losses on claims for property, damage, extra expenses and business interruptions arising out of the destruction of the World Trade Center. For the next several years, insurance costs are likely to increase materially and we may not be able to obtain the same types or amounts of coverage.

THE FIDUCIARY ACQUISITION COULD ADVERSELY AFFECT OUR COMBINED FINANCIAL RESULTS OR THE MARKET PRICE OF OUR COMMON STOCK. If the benefits of the acquisition over time do not exceed the costs associated with the acquisition, including any dilution to our shareholders resulting from the issuance of shares in connection with the acquisition, our financial results, including earnings per share, could be adversely affected. Revenue and cost synergies from the acquisition of Fiduciary may not be fully realized and may take longer to realize than originally anticipated.

WE ARE SUBJECT TO FEDERAL RESERVE BOARD REGULATION. Upon completion of our acquisition of Fiduciary, we became a bank holding company and a financial holding company subject to the supervision and regulation of the Federal Reserve Board. We are subject to the restrictions, limitations, or prohibitions of the Bank Holding Company Act of 1956 and the Gramm-Leach Bliley Act. The Federal Reserve Board may impose additional limitations or restrictions on our activities, including if the Federal Reserve Board believes that we do not have the appropriate financial and managerial resources to commence or conduct an activity or

                                       39
--------------------------------------------------------------------------------
make an acquisition. The Federal Reserve Board may also take actions as appropriate to enforce applicable federal law.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our financial position is subject to market risk: the potential loss due to changes in the value of investments resulting from adverse changes in interest rates, foreign exchange and/or equity prices. Management is responsible for managing this risk. Our Risk Management Committee is responsible for providing a framework to assist management to identify, assess and manage market and other risks.

We are exposed to changes in interest rates mainly through our debt transactions and portfolio debt holdings available-for-sale, which are carried at fair value in our financial statements. As of September 30, 2002, a significant percentage of our outstanding debt is at fixed interest rates. In our banking/finance operating segment, we monitor the net interest rate margin and the average maturity of interest earning assets, as well as funding sources. In addition, we have considered the potential impact of the effect on the banking/finance operating segment, our outstanding debt and portfolio debt holdings, individually and collectively, of a 100 basis point (1%) movement in market interest rates. We do not expect this change would have a material impact on our operating revenues or results of operations in either scenario.

We are also exposed to equity price fluctuations through securities we hold that are carried at fair value. To mitigate this risk, we maintain a diversified investment portfolio.

We operate mainly in the United States, but also provide services and earn revenues in Canada, the Bahamas, Europe, Asia, South America, Africa and Australia. A significant portion of these revenues and associated expenses, however, are denominated in U.S. dollars. Therefore, our exposure to foreign currency fluctuations in our revenues and expenses is not material at this time. This situation may change in the future as our business continues to grow outside the United States.




                                       40
--------------------------------------------------------------------------------

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index of Consolidated Financial Statements for the years ended September 30, 2002, 2001 and 2000.

CONTENTS                                                                    PAGE

Consolidated Financial Statements of Franklin Resources, Inc.:

Consolidated Statements of Income
   for the years ended September 30, 2002, 2001, and 2000                     42

Consolidated Balance Sheets
   as of September 30, 2002 and 2001                                          43

Consolidated Statements of Stockholders' Equity and Comprehensive Income
   as of and for the years ended September 30, 2002, 2001, and 2000           45

Consolidated Statements of Cash Flows
   for the years ended September 30, 2002, 2001, and 2000                     47

Notes to Consolidated Financial Statements                                    48

Report of Independent Accountants                                             69

All schedules have been omitted as the information is provided in the financial statements or in related notes thereto or is not required to be filed as the information is not applicable.



                                       41
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

FOR THE YEARS ENDED SEPTEMBER 30,                       2002             2001                2000
-------------------------------------------------------------------------------------------------
OPERATING REVENUES
  Investment management fees                      $1,462,655       $1,407,202          $1,399,121
  Underwriting and distribution fees                 792,697          709,476             709,285
  Shareholder servicing fees                         191,302          199,525             211,416
  Other, net                                          71,878           38,640              20,318
-------------------------------------------------------------------------------------------------
  Total operating revenues                         2,518,532        2,354,843           2,340,140
OPERATING EXPENSES
  Underwriting and distribution                      716,234          636,868             623,144
  Compensation and benefits                          645,104          615,281             535,710
  Information systems, technology and occupancy      294,161          263,297             213,670
  Advertising and promotion                          106,877          106,261             101,196
  Amortization of deferred sales commissions          67,608           68,977              83,627
  Amortization of intangible assets                   17,107           56,590              37,163
  Other                                               85,939           87,925              82,187
  September 11, 2001 expense, net                         --            7,649                  --
-------------------------------------------------------------------------------------------------
  Total operating expenses                         1,933,030        1,842,848           1,676,697
  Operating income                                   585,502          511,995             663,443
OTHER INCOME (EXPENSE)
  Investment and other income                          5,075          136,351              90,108
  Interest expense                                   (12,302)         (10,556)            (13,960)
--------------------------------------------------------------------------------------------------
  Other income, net                                   (7,227)         125,795              76,148
  Income before taxes on income                      578,275          637,790             739,591
  Taxes on income                                    145,552          153,069             177,502
-------------------------------------------------------------------------------------------------
  NET INCOME                                        $432,723         $484,721            $562,089
-------------------------------------------------------------------------------------------------
  Earnings per Share
  Basic                                                $1.66            $1.92               $2.28
  Diluted                                              $1.65            $1.91               $2.28


        See accompanying notes to the consolidated financial statements.


                                       42
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS

(in thousands)

AS OF SEPTEMBER 30,                                 2002                    2001
--------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                     $829,237                $497,241
  Receivables                                    292,325                 296,165
  Investment securities, available-for-sale    1,103,463                 923,693
  Prepaid expenses and other                      97,783                 108,895
--------------------------------------------------------------------------------
  Total current assets                         2,322,808               1,825,994
BANKING/FINANCE ASSETS
  Cash and cash equivalents                      151,367                  98,966
  Loans receivable, net                          444,338                 555,314
  Investment securities, available-for-sale      449,629                 457,050
  Other                                           45,889                 117,914
--------------------------------------------------------------------------------
  Total banking/finance assets                 1,091,223               1,229,244
NON-CURRENT ASSETS
  Investments, other                             263,927                 243,110
  Deferred sales commissions                     130,617                 104,082
  Property and equipment, net                    394,172                 449,626
  Intangible assets, net                         697,246                 702,198
  Goodwill                                     1,321,939               1,286,622
  Receivable from banking/finance group          100,705                 307,214
  Other                                          100,101                 117,560
--------------------------------------------------------------------------------
  Total non-current assets                     3,008,707               3,210,412
--------------------------------------------------------------------------------
  TOTAL ASSETS                                $6,422,738              $6,265,650
--------------------------------------------------------------------------------

        See accompanying notes to the consolidated financial statements.




                                       43
--------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

AS OF SEPTEMBER 30,                                            2002                          2001
-------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Compensation and benefits                                $228,093                      $221,672
  Current maturities of long-term debt                        7,830                         8,361
  Accounts payable and accrued expenses                     117,246                       127,918
  Commissions                                                81,033                        83,518
  Income taxes                                               12,510                        11,925
  Other                                                       8,307                         4,039
-------------------------------------------------------------------------------------------------
  Total current liabilities                                 455,019                       457,433
BANKING/FINANCE LIABILITIES
  Deposits                                                  733,571                       723,608
  Payable to Parent                                         100,705                       307,214
  Other                                                      49,660                        39,839
-------------------------------------------------------------------------------------------------
  Total banking/finance liabilities                         883,936                     1,070,661
NON-CURRENT LIABILITIES
  Long-term debt                                            595,148                       566,013
  Deferred taxes                                            175,176                       152,487
  Other                                                      46,513                        41,160
-------------------------------------------------------------------------------------------------
  Total non-current liabilities                             816,837                       759,660
-------------------------------------------------------------------------------------------------
  Total liabilities                                       2,155,792                     2,287,754
-------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTE 14)
STOCKHOLDERS' EQUITY
  Preferred stock, $1.00 par value, 1,000,000 shares
    authorized; none issued                                      --                            --
  Common stock, $0.10 par value, 500,000,000 shares
    authorized; 258,555,285 and 260,797,545 shares
    issued and outstanding for 2002 and 2001                 25,856                        26,080
  Capital in excess of par value                            598,196                       657,878
  Retained earnings                                       3,702,636                     3,342,979
  Accumulated other comprehensive loss                      (59,742)                      (49,041)
--------------------------------------------------------------------------------------------------
  Total stockholders' equity                              4,266,946                     3,977,896
-------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $6,422,738                    $6,265,650
-------------------------------------------------------------------------------------------------

        See accompanying notes to the consolidated financial statements.


                                       44
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
EQUITY AND COMPREHENSIVE INCOME

(in thousands)

                                                  SHARES                                  CAPITAL IN
AS OF AND FOR THE YEARS ENDED                     COMMON                COMMON             EXCESS OF
SEPTEMBER 30, 2002, 2001 AND 2000                  STOCK                 STOCK             PAR VALUE
-----------------------------------------------------------------------------------------------------------------------

BALANCE, OCTOBER 1, 1999                         251,007               $25,101               $69,631
Net Income
Other Comprehensive Income:
  Net unrealized gains on investments
  Currency translation adjustments
Total comprehensive income
Purchase of stock                                 (8,442)                 (844)             (112,046)
Cash dividends on common stock
Issuance of restricted shares, net                   989                    99                30,081
Employee stock plan (ESIP) shares                    349                    34                11,030
Exercise of options and other                       (173)                  (17)                1,304
BALANCE, SEPTEMBER 30, 2000                      243,730                24,373                    --
-----------------------------------------------------------------------------------------------------------------------
Net Income
Other Comprehensive Income:
  Net unrealized loss on investments
  Currency translation adjustments
Total comprehensive income
Purchase of stock                                 (4,200)                 (420)             (163,438)
Cash dividends on common stock
Issuance of restricted shares, net                   716                    71                32,313
Employee stock plan (ESIP) shares                    359                    36                13,077
Stock issued to acquire Fiduciary                 20,187                 2,019               773,768
Exercise of options and other                          6                     1                 2,158
BALANCE, SEPTEMBER 30, 2001                      260,798                26,080               657,878
-----------------------------------------------------------------------------------------------------------------------
Net Income
Other Comprehensive Income:
  Net unrealized loss on investments
  Currency translation adjustments
  Minimum pension liability adjustment
Total comprehensive income
Purchase of stock                                 (3,929)                 (393)             (124,538)
Cash dividends on common stock
Issuance of restricted shares, net                   842                    84                27,469
Employee stock plan (ESIP) shares                    436                    44                14,323
Proceeds from issuance of put options                                                          6,954
Exercise of options and other                        408                    41                16,110
-----------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2002                      258,555               $25,856              $598,196
-----------------------------------------------------------------------------------------------------------------------
                                                                                         [Table continued on next page]

        See accompanying notes to the consolidated financial statements.

                                       45
--------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
EQUITY AND COMPREHENSIVE INCOME
[Table continued from previous page]

(in thousands)
                                                                        ACCUMULATED
                                                                              OTHER           TOTAL              TOTAL
AS OF AND FOR THE YEARS ENDED                 RETAINED                COMPREHENSIVE   STOCKHOLDERS'      COMPREHENSIVE
SEPTEMBER 30, 2002, 2001 AND 2000             EARNINGS     OTHER             INCOME          EQUITY             INCOME
----------------------------------------------------------------------------------------------------------------------
BALANCE, OCTOBER 1, 1999                    $2,566,048   $(3,532)             $(254)     $2,656,994
Net Income                                     562,089                                      562,089           $562,089
Other Comprehensive Income:
  Net unrealized gains on investments                                        22,511          22,511             22,511
  Currency translation adjustments                                           (9,881)         (9,881)            (9,881)
Total comprehensive income                                                                                     $574,719
Purchase of stock                             (137,152)                                    (250,042)
Cash dividends on common stock                 (58,819)                                     (58,819)
Issuance of restricted shares, net                           110                             30,290
Employee stock plan (ESIP) shares                                                            11,064
Exercise of options and other                                                                 1,287
BALANCE, SEPTEMBER 30, 2000                  2,932,166    (3,422)            12,376       2,965,493
----------------------------------------------------------------------------------------------------------------------
Net Income                                     484,721                                      484,721           $484,721
Other Comprehensive Income:
  Net unrealized loss on investments                                        (58,170)        (58,170)           (58,170)
  Currency translation adjustments                                           (3,247)         (3,247)            (3,247)
Total comprehensive income                                                                                    $423,304
Purchase of stock                               (8,255)                                    (172,113)
Cash dividends on common stock                 (65,653)                                     (65,653)
Issuance of restricted shares, net                         3,422                             35,806
Employee stock plan (ESIP) shares                                                            13,113
Stock issued to acquire Fiduciary                                                           775,787
Exercise of options and other                                                                 2,159
BALANCE, SEPTEMBER 30, 2001                  3,342,979        --            (49,041)      3,977,896
----------------------------------------------------------------------------------------------------------------------
Net Income                                     432,723                                      432,723           $432,723
Other Comprehensive Income:
  Net unrealized loss on investments                                         (4,084)         (4,084)            (4,084)
  Currency translation adjustments                                             (837)           (837)              (837)
  Minimum pension liability adjustment                                       (5,780)         (5,780)            (5,780)
Total comprehensive income                                                                                    $422,022
Purchase of stock                                                                          (124,931)
Cash dividends on common stock                 (73,066)                                     (73,066)
Issuance of restricted shares, net                                                           27,553
Employee stock plan (ESIP) shares                                                            14,367
Proceeds from issuance of put options                                                         6,954
Exercise of options and other                                                                16,151
----------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2002                 $3,702,636       $--           $(59,742)     $4,266,946
----------------------------------------------------------------------------------------------------------------------

        See accompanying notes to the consolidated financial statements.

--------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
FOR THE YEARS ENDED SEPTEMBER 30,                                           2002               2001               2000
----------------------------------------------------------------------------------------------------------------------
NET INCOME                                                              $432,723           $484,721           $562,089
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES
Decrease (increase) in receivables, prepaid expense and other             66,266            (88,360)           (63,098)
Net advances of deferred sales commissions                              (102,092)           (86,305)           (67,091)
Increase in other current liabilities                                     66,736             14,218             33,229
Increase (decrease) in income taxes payable                                  584            (29,739)            (2,079)
(Decrease) increase in commissions payable                                (2,485)             6,552             14,996
Increase in accrued compensation and benefits                             26,655             54,056             44,999
Depreciation and amortization                                            183,121            223,846            199,639
Decrease in restructuring liabilities                                         --                 --             (2,564)
Losses (gains) on disposition of assets                                    5,224            (45,687)           (18,407)
Other-than-temporary decline in investments value                         60,068                 --                 --
September 11, 2001 asset write-offs                                           --             19,885                 --
----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                736,800            553,187            701,713
Purchase of investments                                               (1,708,998)          (947,615)          (628,206)
Liquidation of investments                                             1,425,848            463,276            374,102
Purchase of banking/finance investments                                  (66,921)          (103,872)           (32,788)
Liquidation of banking/finance investments                                68,387            187,082             26,449
Net proceeds from securitization of loans receivable                     558,082            139,295            123,048
Net originations of loans receivable                                    (426,386)          (294,557)          (194,100)
Net addition of property and equipment                                   (53,062)          (107,326)          (108,432)
Proceeds from sale of property                                             9,569             10,392              4,088
Acquisitions of subsidiaries, net of cash acquired                       (51,779)           (99,058)                --
September 11, 2001 insurance proceeds                                     28,562                 --                 --
----------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                   (216,698)          (752,383)          (435,839)
Increase (decrease) in bank deposits                                       9,963             67,297             (3,372)
Exercise of common stock options                                          17,045              2,158              1,142
Proceeds from issuance of put options                                      6,059                 --                 --
Dividends paid on common stock                                           (71,778)           (63,471)           (57,953)
Purchase of stock                                                       (124,929)          (172,113)          (250,042)
Issuance of debt                                                         103,794            711,847            497,118
Payments on debt                                                         (75,859)          (496,320)          (526,006)
----------------------------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                     (135,705)            49,398           (339,113)
Increase (decrease) in cash and cash equivalents                         384,397           (149,798)           (73,239)
Cash and cash equivalents, beginning of year                             596,207            746,005            819,244
----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                  $980,604           $596,207           $746,005
----------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest, including banking/finance group interest                       $16,746            $17,746            $26,370
Income taxes                                                             125,083            148,268            180,098
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Value of common stock issued, mainly restricted stock                    $28,009            $28,640            $30,181
Value of common stock issued to acquire Fiduciary                             --            775,786                 --
Fair value of Fiduciary assets acquired                                       --          1,538,084                 --
Fair value of Fiduciary liabilities acquired                                  --            757,722                 --

        See accompanying notes to the consolidated financial statements.

                                       47
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

We derive the majority of our revenues and net income from providing investment management, administration, distribution and related services to the Franklin, Templeton, Mutual Series, Fiduciary Trust and Bissett funds, institutional, high net-worth and other investment products (our "Sponsored Investment Products"). Services to our Sponsored Investment Products are provided under contracts that set forth the level and nature of the fees to be charged for these services. The majority of our revenues relate to mutual fund products which are subject to contracts that are periodically reviewed and approved by each mutual fund's Board of Directors/Trustees and/or its shareholders. Currently, no single Sponsored Investment Product's revenues represent more than 10% of total revenues.

BASIS OF PRESENTATION. The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America, which require us to estimate some amounts. Actual amounts may differ from these estimates. Certain comparative amounts for prior years have been reclassified to conform to the fiscal 2002 financial statement presentation.

The consolidated financial statements include the accounts of Franklin Resources, Inc. and its majority-owned subsidiaries ("Franklin Templeton Investments"). All material intercompany accounts and transactions have been eliminated except that we have not eliminated the Receivable from banking/finance group and Payable to parent from our Consolidated Balance Sheets which represent balances outstanding related to the funding of banking activities, including auto and credit card loan financing. In addition, the related intercompany interest expense is included in Other, net revenue and the intercompany interest income is included in Investment and other income in our Consolidated Statements of Income, see Note 9. This treatment provides additional information on funding sources available to the banking/finance group and on its operations.

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

When the cost of an investment exceeds its fair value, we review the investment for an other-than-temporary decline in value. In making the determination of whether the decline is other-than-temporary, we use a systematic methodology that includes consideration of the duration and extent to which the fair value is less than cost, the financial condition of the investee, including industry and sector performance, and our intent and ability to hold the investment. When a decline in fair value of an available-for-sale security is determined to be other-than-temporary, the unrealized loss recorded net of tax in Accumulated other comprehensive income is realized as a charge to Net income.

DERIVATIVES. We do not hold or issue derivative financial instruments for trading purposes. Periodically, we enter into interest-rate swap agreements to reduce variable interest-rate exposure with respect to our commercial paper, designated as cash flow hedges, and to hedge exposures or modify the interest rate characteristics of fixed-rate borrowings with maturities in excess of one year, designated as fair value hedges. As of September 30, 2002, we held interest rate swaps with a total notional amount of $43 million and these were reported at their fair value of $2.7 million.

We periodically enter into spot and forward currency contracts as principal to facilitate client transactions and, on limited occasions, hold currency options for our own account. It is our policy that substantially all forward contracts be covered no later than the close of business each day. Gains or losses on these contracts

                                       48
--------------------------------------------------------------------------------
are reflected in the Consolidated Statements of Income. The gross fair market value of all contracts outstanding that had a positive fair market value totaled $2.7 million at September 30, 2002. This represents a credit exposure to the extent that counterparties fail to settle their contractual obligations. This risk is mitigated by the use of master netting agreements, careful valuation of counterparty credit standings, diversification and limits.

We occasionally sell put options over our common stock. During fiscal 2002, we sold put options giving the purchaser the right to sell up to 3.5 million shares of our common stock to us at specified prices upon exercise of the options if certain conditions are met. We received premiums of approximately $7.0 million that were recorded in stockholders' equity as Capital in excess of par value. At September 30, 2002, 3 million common stock put options were outstanding, with designated expiration dates in January, March, June and July of 2003.

LOANS RECEIVABLE. Our banking/finance group offers retail-banking and consumer lending services. We accrue interest on loans using the simple interest method. The majority of retail-banking loans are at variable rates, which are adjusted periodically.

ALLOWANCE FOR LOAN LOSSES. An allowance for loan losses on our consumer loan portfolio is maintained at a level sufficient to absorb probable losses inherent in the loan portfolio. Probable losses are estimated for the consumer loan portfolio based on contractual delinquency status and historical loss experience. The allowance on our consumer portfolio is based on aggregated portfolio segment evaluations, generally by loan type, and reflects our judgment of portfolio risk factors such as economic conditions, bankruptcy trends, product mix, geographic concentrations and other similar items. A loan is charged to the allowance for loan losses when it is deemed to be uncollectible, taking into consideration the value of the collateral, the financial condition of the borrower and other factors. Recoveries on loans previously charged-off as uncollectible are credited to the allowance for loan losses. The allowance for loan losses on our auto loan portfolio includes a portion of acquisition discounts from our purchase of automobile installment loan contracts, commonly referred to as dealer holdbacks. This allocation represents our estimate of the losses expected over the life of the loan.

We have not recorded allowance for possible loan losses on our retail-banking loans and advances as these loans are generally payable on demand and are fully secured by assets under our custody. Advances on customers' accounts are generally secured or subject to rights of offset and, consistent with past experience, no loan losses are anticipated.

Past due loans 90 days or more in both our consumer lending and retail-banking portfolios are reviewed individually to determine whether they are collectible. If warranted, after considering collateral level and other factors, loans 90 days past due are placed on non-accrual status.

INVESTMENTS, OTHER include investments that we intend to hold for a period in excess of one year.

Investments are accounted for using the equity method of accounting if we are able to exercise significant influence, but not control, over the investee. Significant influence is generally considered to exist when an ownership interest in the voting stock of the investee is between 20% and 50%, although other factors, such as representation on the investee's Board of Directors and the impact of commercial arrangements are also considered in determining whether the equity method of accounting is appropriate. Lower thresholds are used for our investments in limited partnerships in determining whether we are able to exercise significant influence. Companies in which we hold in excess of 50% ownership interest are consolidated in our financial statements.

Investments are accounted for under the cost method if we are not able to exercise significant influence over the investee. In addition, investments, other include debt instruments carried at fair value in accordance with our treatment of investment securities, available-for-sale. These include collateralized debt obligations ("CDOs") which are valued based on cash flow projections.

                                       49
--------------------------------------------------------------------------------

Investments, other are adjusted for other-than-temporary declines in value. When a decline in fair value of an investment carried at fair value is determined to be other-than-temporary, the unrealized loss recorded net of tax in Accumulated other comprehensive income is realized as charge to net income. When a decline in fair value of an investment carried at cost is determined to be other-than-temporary, the investment is written down to fair value and the loss in value is included in earnings.

DEFERRED SALES COMMISSIONS. Sales commissions paid to brokers and other investment advisors in connection with the sale of shares of our mutual funds sold without a front-end sales charge are capitalized and amortized over periods not exceeding eight years - the periods in which we estimate that they will be recovered from distribution plan payments and from contingent deferred sales charges.

PROPERTY AND EQUIPMENT are recorded at cost and are depreciated on the straight-line basis over their estimated useful lives. Expenditures for repairs and maintenance are charged to expense when incurred. We amortize leasehold improvements on the straight-line basis over their estimated useful lives or the lease term, whichever is shorter.

SOFTWARE DEVELOPED FOR INTERNAL USE. Some internal and external costs incurred in connection with developing or obtaining software for internal use are capitalized. These capitalized costs are included in Property and equipment, net on our Consolidated Balance Sheets and are amortized beginning when the software project is complete and the application is put into production, over the estimated useful life of the software.

INTANGIBLE ASSETS AND GOODWILL. Intangible assets consist mainly of the estimated value of mutual fund management contracts and customer base resulting from our acquisition of the assets and liabilities of Templeton, Galbraith & Hansberger Ltd. in October 1992 and Heine Securities Corporation in November 1996, as well as the purchase of the following companies:

*    Bissett and Associates  Investment  Management Ltd.  ("Bissett") in October
     2000;
*    Fiduciary Trust Company International ("Fiduciary") in April 2001; and
*    Pioneer ITI AMC Limited in July 2002.

We amortize intangible assets over their estimated useful lives, ranging from 5 to 15 years, using the straight-line method, unless the asset is determined to have an indefinite useful life. Amounts assigned to indefinite-lived intangible assets mainly represent the value of contracts to manage mutual fund assets, for which there is no foreseeable limit on the contract period.

Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), indefinite-lived intangible assets and goodwill are not amortized.

We review intangible assets and goodwill at least annually to determine whether the value of the assets is impaired and the amortization periods are appropriate. If an asset is impaired, the difference between the carrying amount of the asset reflected on the financial statements and its current fair value is recognized as an expense in the period in which the impairment occurs.

Intangible assets subject to amortization are reviewed for impairment at each reporting period on the basis of the expected future undiscounted operating cash flows without interest charges to be derived from these assets. For intangible assets with indefinite lives, fair value is determined based on anticipated discounted cash flows. Goodwill is impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. In estimating the fair value of the reporting unit, we use valuation techniques based on discounted cash flows similar to models employed in analyzing the purchase price of an acquisition target. Goodwill has been assigned to our investment management operating segment. See Note 8 for additional information regarding intangible assets and goodwill.


                                       50
--------------------------------------------------------------------------------

DEMAND AND INTEREST BEARING DEPOSITS. The fair value of demand deposits are, by definition, equal to their carrying amounts. The interest-bearing deposits are variable rate and short-term and, therefore, the carrying amounts approximate their fair values.

REVENUES. We recognize investment management fees, shareholder servicing fees, investment income and distribution fees as earned, over the period in which services are rendered. Investment management fees are determined based on a percentage of assets under management. Shareholder servicing fees are calculated based on the number of accounts serviced. We record underwriting commissions related to the sale of shares of our Sponsored Investment Products on the trade date.

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

DIVIDENDS. For the years ended September 30, 2002, 2001 and 2000, we declared dividends to common stockholders of $0.28, $0.26 and $0.24 per share.

STOCK-BASED COMPENSATION. As allowed under the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), we have elected to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our stock-based plans. Accordingly, no compensation costs are recognized with respect to stock options granted, or with respect to shares issued under the Employee Stock Investment Plan. We recognize compensation expense for the matching contribution that we may elect to make in connection with the Employee Stock Investment Plan over the 18-month holding period and for the full cost of restricted stock grants in the year that they are earned.

ACCUMULATED OTHER COMPREHENSIVE INCOME is reported in our consolidated statements of stockholders' equity and includes net income, minimum pension liability adjustment, unrealized gains (losses) on investment securities available-for-sale, net of income taxes and currency translation adjustments.

The changes in net unrealized gains (losses) on investment securities include reclassification adjustments relating to the net realized gains on the sale of investment securities of $5.7 million, $34.2 million and $9.9 million during fiscal 2002, 2001 and 2000. The tax effect of the change in unrealized gains (losses) on investment securities was $(1.7) million, $(18.4) million and $7.1 million during fiscal 2002, 2001 and 2000.

EARNINGS PER SHARE. Earnings per share were computed as follows:

(in thousands except per share amounts)                  2002                2001              2000
---------------------------------------------------------------------------------------------------------------

Net income                                           $432,723            $484,721          $562,089
---------------------------------------------------------------------------------------------------------------
Weighted-average shares outstanding - basic           261,239             252,628           246,116
Incremental shares from assumed conversions               815               1,035               508
---------------------------------------------------------------------------------------------------------------
Weighted-average shares outstanding - diluted         262,054             253,663           246,624
---------------------------------------------------------------------------------------------------------------
Earnings per share:
  Basic                                                 $1.66               $1.92             $2.28
  Diluted                                               $1.65               $1.91             $2.28

NOTE 2 - ACQUISITIONS

On July 26, 2002, our 75% owned subsidiary, Templeton Asset Management (India) Private Limited, acquired all of the issued and outstanding shares of Pioneer ITI AMC Limited ("Pioneer"), an Indian


                                       51
--------------------------------------------------------------------------------
investment management company with approximately $0.8 billion in assets under management as of the purchase date. This all-cash transaction was valued at approximately $55.4 million. Our consolidated financial statements include the operating results of Pioneer from July 26, 2002. We recognized goodwill of $38.7 million and indefinite-lived management contracts of $13.1 million from this acquisition.

On April 10, 2001, we acquired Fiduciary. Each share of Fiduciary's common stock was exchanged for 2.7744 shares of our common stock, resulting in the issuance in the aggregate of approximately 20,187,000 shares of our common stock. The value of the shares issued in exchange for Fiduciary was approximately $775.8 million. We accounted for this transaction using the purchase method of accounting. The excess of the purchase price, including our acquisition costs, over the fair value of the net assets acquired resulted in goodwill of $559.5 million. Net assets acquired included $235.5 million of other intangible assets. As of September 30, 2001, we wrote off the net intangible asset related to Fiduciary's headquarters lease of $8.2 million as a result of the September 11, 2001 terrorist attack. See Note 20. The estimated life of the other intangible assets is 15 years.

On October 2, 2000, we acquired all of the issued and outstanding shares of Bissett, a Canadian asset management company. The all-cash transaction was valued at approximately $95 million. Intangible assets of approximately $89 million with lives ranging from 15 to 40 years were recorded as a result of the acquisition. We accounted for this transaction using the purchase method. Our consolidated financial statements include the operating results of Bissett from October 2, 2000.

We have not presented proforma combined results of operations for these acquisitions, because the results of operations as reported in the accompanying consolidated statements of income would not have been materially different.

NOTE 3 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents at September 30, 2002 and 2001, consisted of the following:


(in thousands)                                                              2002                   2001
--------------------------------------------------------- ----------------------- ---------------------
Cash and due from banks                                                 $224,214               $204,907
Federal funds sold and securities purchased under
  agreements to resell                                                    82,150                 25,020
Other                                                                    674,240                366,280

--------------------------------------------------------- ----------------------- ---------------------
TOTAL                                                                   $980,604               $596,207
--------------------------------------------------------- ----------------------- ---------------------

Federal Reserve Board regulations require reserve balances on deposits to be maintained with the Federal Reserve Banks by banking subsidiaries. The average required reserve balance was $5.3 million at September 30, 2002 and $3.1 million at September 30, 2001.


                                       52
--------------------------------------------------------------------------------

NOTE 4 - INVESTMENT SECURITIES AND OTHER INVESTMENTS

Investment securities at September 30, 2002 and 2001, consisted of the following:


                                            AMORTIZED             GROSS UNREALIZED             FAIR
(in thousands)                                   COST          GAINS        LOSSES            VALUE
----------------------------------------------------------------------------------------------------
2002
INVESTMENT SECURITIES, AVAILABLE-FOR-SALE
  Sponsored Investment Products              $421,612         $7,309      $(66,888)        $362,033
  Debt (mainly U.S. Government)             1,159,126         18,058            --        1,177,184
  Securities of U.S. states and political
    subdivisions                               10,758            597            --           11,355
  Equities                                      1,264          1,269           (13)           2,520
----------------------------------------------------------------------------------------------------
TOTAL                                      $1,592,760        $27,233      $(66,901)      $1,553,092
----------------------------------------------------------------------------------------------------

INVESTMENTS, OTHER
  Investment in equity-method investees       $65,347            $--           $--          $65,347
  Equities and other                          189,008         18,702        (9,130)         198,580
----------------------------------------------------------------------------------------------------
TOTAL                                        $254,355        $18,702       $(9,130)        $263,927
----------------------------------------------------------------------------------------------------
2001
INVESTMENT SECURITIES, AVAILABLE-FOR-SALE
  Sponsored Investment Products              $225,150         $2,191      $(48,388)        $178,953
  Debt (mainly U.S. Government)             1,151,818         11,990            --        1,163,808
  Securities of U.S. states and political
    subdivisions                               13,156            252            --           13,408
  Equities                                     18,560          6,024           (10)          24,574
----------------------------------------------------------------------------------------------------
 TOTAL                                     $1,408,684        $20,457      $(48,398)      $1,380,743
 ---------------------------------------------------------------------------------------------------

INVESTMENTS, OTHER
  Investments in equity-method investees      $59,261            $--           $--          $59,261
  Equities and other                          176,385         16,867        (9,403)         183,849
----------------------------------------------------------------------------------------------------
TOTAL                                        $235,646        $16,867       $(9,403)        $243,110
----------------------------------------------------------------------------------------------------

Investments, other included investments that we intend to hold for a period in excess of one year. Investments in equity method investees include investment partnerships where we have significant influence. Equities and other investments include debt, including CDOs, and other securities with a determinable fair value as well as investments carried at cost.

Gross  unrealized  losses  on  Investment  securities,   available-for-sale  and
Investments, other at September 30, 2002 were deemed to be temporary in nature. See Note 1 for a description of our investments valuation methodology.

                                       53
--------------------------------------------------------------------------------

At September 30, 2002, maturities of securities of the U.S. Treasury and federal agencies and the U.S. states and political subdivisions were as follows:

(in thousands)                                  AMORTIZED COST        FAIR VALUE
--------------------------------------------------------------------------------

SECURITIES OF U.S. TREASURY AND FEDERAL AGENCIES
Due in one year or less                               $769,590          $770,138
Due after one year through five years                  305,086           321,096
Due after five years through ten years                  84,450            85,950
--------------------------------------------------------------------------------
   TOTAL                                            $1,159,126        $1,177,184
--------------------------------------------------------------------------------

SECURITIES OF U.S. STATES AND POLITICAL SUBDIVISIONS
Due in one year or less                                 $2,151            $2,187
Due after one year through five years                    7,161             7,566
Due after five years through ten years                   1,446             1,602
--------------------------------------------------------------------------------
   TOTAL                                               $10,758           $11,355
--------------------------------------------------------------------------------

NOTE 5 - LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of loans receivable by major category is shown below. Included in installment loans to individuals are auto and credit card receivables. Other loans include secured loans made to Fiduciary clients. No loan loss allowance is recognized on Fiduciary's retail-banking loans and advances as described in Note 1.

(in thousands)                                          2002             2001
--------------------------------------------------------------------------------
Commercial                                           $67,772          $72,298
Real estate (secured)                                 99,935            7,196
Installment loans to individuals                     158,159          354,588
Other                                                127,506          130,800
--------------------------------------------------------------------------------
Loans receivable                                     453,372          564,882
Less: allowance for loan losses                       (9,034)          (9,568)
--------------------------------------------------------------------------------
LOANS RECEIVABLE, NET                               $444,338         $555,314
--------------------------------------------------------------------------------

Maturities of loans at September 30, 2002 were as follows:

                                                AFTER 1
                                ONE YEAR OR   THROUGH 5
(in thousands)                         LESS       YEARS   AFTER 5 YEARS         TOTAL
-------------------------------------------------------------------------------------
Commercial                          $67,772         $--             $--       $67,772
Real estate (secured)                17,721      44,590          37,624        99,935
Installment loans to individuals     58,399      86,639          13,121       158,159
Other                               124,506       3,000              --       127,506
-------------------------------------------------------------------------------------
TOTAL                              $268,398    $134,229         $50,745      $453,372
-------------------------------------------------------------------------------------

The following table summarizes contractual maturities of loans due after one year by repricing characteristic at September 30, 2002:

(in thousands)                                                  CARRYING AMOUNT
--------------------------------------------------------------------------------
Loans at predetermined interest rates                                  $101,019
Loans at floating or adjustable rates                                    83,955
--------------------------------------------------------------------------------
TOTAL                                                                  $184,974
--------------------------------------------------------------------------------


                                       54
--------------------------------------------------------------------------------

At September 30, 2002, the banking/finance operating segment had commitments to extend credit aggregating $281.5 million, mainly under its credit card lines. Standby letters of credit issued to Fiduciary clients totaled $7.4 million and expire through December 2003. The standby letters of credit are secured by marketable securities.

Changes in the allowance for loan losses during 2002 and 2001 were as follows:

(in thousands)                                                        2002                  2001
--------------------------------------------------------------------------------------------------

Balance, beginning of year                                          $9,568                $4,971
Provision for loan losses                                           13,890                 9,585
Charge-offs                                                         (8,639)               (6,710)
Recoveries                                                           1,845                 1,367
Loans securitized                                                  (10,903)               (2,880)
Dealer holdback and other                                            3,273                 3,235
--------------------------------------------------------------------------------------------------
BALANCE, END OF YEAR                                                $9,034                $9,568
--------------------------------------------------------------------------------------------------

Total net loan charge-offs as a percentage of average total loans    1.38%                 1.58%
Allowance as a percentage of total loans                             1.99%                 1.69%


The following is a summary of delinquency information for fiscal 2002, 2001 and 2000:


(in thousands)                                                 2002            2001          2000
----------------------------------------------------- -------------- --------------- -------------
Commercial loans, 90 days or more delinquent                   $300            $300           $--
Installment loans, 90 days or more delinquent                  $750            $292          $683
Non-accrual loans                                              $439            $306          $470
----------------------------------------------------- -------------- --------------- -------------


NOTE 6 - SECURITIZATION OF LOANS RECEIVABLE

The following table shows details of auto loan securitization transactions:

(in thousands)                                        2002               2001               2000
--------------------------------------------------------------------------------------------------
Gross sale proceeds                               $565,154           $145,385           $123,951
Net carrying amount of loans sold                 $544,831           $142,541           $124,883
Pre-tax gain (loss)                                $20,323             $2,844              $(932)
--------------------------------------------------------------------------------------------------

When we sell auto loans in a securitization transaction, we record an interest-only strip receivable, representing our contractual right to receive interest and other cash flows from the pool of securitized loans after payment of required amounts to the holders of the securities and certain costs associated with the securitization. The gross sales proceeds include the fair value of the interest-only strips.

We generally estimate fair value based on the present value of future expected cash flows. The key assumptions used in the present value calculations of our securitization transactions at the date of securitization were as follows:


                                                         2002               2001              2000
---------------------------------------------------------------------------------------------------
Excess cash flow discount rate (annual rate)              12%                12%               12%
Cumulative life loss rate                               3.30%              3.53%             3.00%
Pre-payment speed assumption (average   monthly rate)   1.75%              1.50%             1.50%
---------------------------------------------------------------------------------------------------

We determined these assumptions using data from comparable transactions, historical information and management's estimate. Interest-only strip receivables are generally restricted assets and subject to limited recourse provisions. The carrying value of the interest-only strips included in other banking/finance assets as of September 30, 2002 was $29.1 million and as of September 30, 2001 was $10.8 million.

                                       55
--------------------------------------------------------------------------------

We generally estimate the fair value of the interest-only strips at each period-end based on the present value of future expected cash flows, consistent with the methodology used at the date of securitization.

The following shows the sensitivity of the interest-only strip receivables at September 30, 2002 and 2001 to adverse changes in the key economic assumptions used to measure fair value, which are hypothetical:


(in thousands)                                                           2002               2001
--------------------------------------------------------------------------------------------------
CARRYING AMOUNT/ FAIR VALUE OF INTEREST-ONLY STRIPs                   $29,088            $10,785

EXCESS CASH FLOW DISCOUNT RATE (ANNUAL RATE)                              12%                12%
    Impact on fair value of 10% adverse change                          $(400)             $(137)
    Impact on fair value of 20% adverse change                          $(789)             $(270)

CUMULATIVE  LIFE LOSS RATE                                              3.63%              3.08%
    Impact on fair value of 10% adverse change                        $(1,787)             $(665)
    Impact on fair value of 20% adverse change                        $(3,579)           $(1,328)

PRE-PAYMENT SPEED ASSUMPTION (AVERAGE MONTHLY RATE)                     1.73%               1.70%
    Impact on fair value of 10% adverse change                        $(2,632)             $(846)
    Impact on fair value of 20% adverse change                        $(5,155)           $(1,630)
--------------------------------------------------------------------------------------------------

This sensitivity analysis shows the hypothetical effect of a change in the assumptions used to determine the fair value of the interest-only strip receivable. Actual future market conditions may differ materially and accordingly, these forward-looking statements should not be considered our projections of future events or losses.

With respect to retained servicing responsibilities relating to the securitization trusts, we receive annual servicing fees ranging from 1.0% to 2.0% of the loans securitized. We also receive the rights to future cash flows, if any, arising after the investors in the securitization trust have received their contracted return.

The   following  is  a  summary  of  cash  flows   received  from  and  paid  to
securitization trusts during fiscal 2002, 2001 and 2000:

       (in thousands)                    2002            2001             2000
--------------------------------------------------------------------------------
Servicing fees received                $7,921          $4,538           $3,846
Other cash flows received              15,375           7,401            5,161
Purchase of loans from trusts          (8,659)           (521)            (286)
--------------------------------------------------------------------------------

Amounts payable to the trustee for servicing income collected on behalf of the trusts of $24.9 million as of September 30, 2002 and $10.9 million as of September 30, 2001 are included in other banking/finance liabilities.

The securitized loan portfolio that we manage and the related delinquencies as of September 30, 2002 and September 30, 2001 were as follows:

(in thousands)                                              2002            2001
--------------------------------------------------------------------------------

Securitized loans held by securitization trusts         $530,896        $210,763
Delinquencies                                              9,317           3,769
Net charges-offs during the period on securitized loans    6,494           3,484
--------------------------------------------------------------------------------


                                       56
--------------------------------------------------------------------------------

NOTE 7 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at September 30, 2002 and 2001:

                                        USEFUL LIVES
(in thousands)                              IN YEARS        2002           2001
-------------------------------------------------------------------------------
Furniture, software and equipment                3-5    $526,256       $505,246
Premises and leasehold improvements             5-35     195,024        207,484
Land                                              --      66,923         68,446
--------------------------------------------------------------------------------
                                                         788,203        781,176
Less: Accumulated depreciation and amortization         (394,031)      (331,550)
--------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET                             $394,172       $449,626
--------------------------------------------------------------------------------

NOTE 8 - INTANGIBLE ASSETS AND GOODWILL

Intangible assets at September 30, 2002 and September 30, 2001 were as follows:

                                    GROSS CARRYING    ACCUMULATED   NET CARRYING
(in thousands)                              AMOUNT   AMORTIZATION         AMOUNT
--------------------------------------------------------------------------------
AS OF SEPTEMBER 30, 2002
Amortized intangible assets:
Customer base                             $231,935       $(23,358)      $208,577
Other                                       31,546        (18,181)        13,365
--------------------------------------------------------------------------------
                                           263,481        (41,539)       221,942
Non-amortized intangible assets:
Management contracts                       475,304             --        475,304
--------------------------------------------------------------------------------
TOTAL                                     $738,785       $(41,539)      $697,246
--------------------------------------------------------------------------------

AS OF SEPTEMBER 30, 2001
Amortized intangible assets:
Customer base                             $232,190        $(7,913)      $224,277
Other                                       31,546        (16,552)        14,994
--------------------------------------------------------------------------------
                                           263,736        (24,465)       239,271
Non-amortized intangible assets:
Management contracts                       462,927              -        462,927
--------------------------------------------------------------------------------
TOTAL                                     $726,663       $(24,465)       702,198
--------------------------------------------------------------------------------

The change in the carrying amount of goodwill during the year ended September 30, 2002 was as follows:

(in thousands)
--------------------------------------------------------------------------------
Goodwill, October 1, 2001                                            $1,286,622
Pioneer acquisition (see Note 2)                                         38,652
Foreign currency movements                                               (3,335)
--------------------------------------------------------------------------------
GOODWILL, SEPTEMBER 30, 2002                                         $1,321,939
--------------------------------------------------------------------------------

We  adopted  SFAS 142 on  October  1,  2001.  SFAS  142  addresses  the  initial recognition and measurement of intangible assets acquired outside a business combination and the recognition and measurement of goodwill and other intangible assets after acquisition. Under the new standard, all goodwill and indefinite-lived intangible assets, including those acquired before initial application of the standard, will not be amortized

                                       57
--------------------------------------------------------------------------------
but will be tested for impairment at least annually. Accordingly, on October 1, 2001, we ceased amortization on goodwill and indefinite-lived assets. This resulted in the following amortization expense reduction:

                                                                      YEAR ENDED
(in thousands except per share amounts)                       SEPTEMBER 30, 2002
--------------------------------------------------------------------------------
Amortization expense reduction                                           $50,197
Amortization expense reduction - net of tax                              $37,562
Increase in basic and diluted earnings per share                           $0.14
--------------------------------------------------------------------------------

All of our goodwill and intangible assets, including those arising from the purchase of Fiduciary in April 2001, relate to our investment management operating segment. Indefinite-lived intangible assets represent the value of management contracts with our Sponsored Investment Products. The following table reflects our results as though we had adopted SFAS 142 on October 1, 2000.

(in thousands except per share amounts)

YEAR ENDED SEPTEMBER 30,                        2002          2001         2000
--------------------------------------------------------------------------------

Net income as reported                      $432,723      $484,721     $562,089
Goodwill amortization                             --        29,443       20,865
Indefinite-lived intangibles amortization         --        13,152       12,762
Tax effect at effective tax rate                  --       (10,223)      (8,071)
--------------------------------------------------------------------------------
NET INCOME AS ADJUSTED                      $432,723      $517,093     $587,645
--------------------------------------------------------------------------------

Basic earnings per share as reported           $1.66         $1.92        $2.28
Diluted earnings per share as reported         $1.65         $1.91        $2.28
Basic earnings per share as adjusted           $1.66         $2.05        $2.39
Diluted earnings per share as adjusted         $1.65         $2.04        $2.38

Estimated amortization expense for each of the next 5 fiscal years is as follows:

                                                            FOR THE YEARS ENDING
(in thousands)                                                     SEPTEMBER 30,
--------------------------------------------------------------------------------
2003                                                                     $16,934
2004                                                                      16,934
2005                                                                      16,934
2006                                                                      16,934
2007                                                                      16,934
--------------------------------------------------------------------------------

As of March 31, 2002, we completed the impairment testing of goodwill and indefinite-lived intangible assets under the guidance set out in SFAS 142 and we determined that there was no impairment in the value of goodwill and indefinite-lived assets recorded in our books and records as of October 1, 2001.

NOTE 9 - SEGMENT INFORMATION

We have two operating segments: investment management and banking/finance. We based our operating segment selection process primarily on services offered. The investment management segment derives substantially all of its revenues and net income from providing investment advisory, fund administration, distribution and related services to our Sponsored Investment Products. The banking/finance segment offers consumer lending and selected retail-banking services to individuals.

Financial information for our two operating segments for the years ended September 30, 2002, 2001 and 2000 is presented in the table below. Operating revenues of the banking/finance segment are reported net of interest expense and provision for loan losses.

                                       58
--------------------------------------------------------------------------------


(in thousands)

                                                        INVESTMENT
AS OF AND FOR THE YEAR ENDED SEPTEMBER 30, 2002         MANAGEMENT    BANKING/FINANCE      TOTALS
--------------------------------------------------- ---------------- ------------------ -----------
Assets                                                  $5,331,515         $1,091,223  $6,422,738
Operating revenues                                       2,463,086             55,446   2,518,532
Interest revenue - inter-segment                             5,415                 --       5,415
Interest expense                                            12,302                N/A      12,302
Income before taxes                                        546,396             31,879     578,275
--------------------------------------------------- ---------------- ------------------ -----------
AS OF AND FOR THE YEAR ENDED SEPTEMBER 30, 2001
--------------------------------------------------- ---------------- ------------------ -----------
Assets                                                  $5,036,406         $1,229,244  $6,265,650
Operating revenues                                       2,323,085             31,758   2,354,843
Interest revenue - inter-segment                             9,778                 --       9,778
September 11, 2001 expense, net                              7,649                 --       7,649
Interest expense                                            10,556                N/A      10,556
Income before taxes                                        629,908              7,882     637,790
--------------------------------------------------- ---------------- ------------------ -----------
AS OF AND FOR THE YEAR ENDED SEPTEMBER 30, 2000
--------------------------------------------------- ---------------- ------------------ -----------
Assets                                                  $3,742,881           $299,562  $4,042,443
Operating revenues                                       2,320,755             19,385   2,340,140
Interest revenue - inter-segment                             8,617                 --       8,617
Interest expense                                            13,960                N/A      13,960
Income before taxes                                        739,030                561     739,591
--------------------------------------------------- ---------------- ------------------ -----------

Operating revenues of the banking/finance segment included above were as follows:


(in thousands)

FOR THE YEAR ENDED SEPTEMBER 30,                           2002              2001             2000
------------------------------------------------ ---------------- ----------------- ---------------
Interest and fees on loans                              $33,523           $34,296          $30,589
Interest and dividends on investment securities          19,804            11,430            2,077
------------------------------------------------ ---------------- ----------------- ---------------
Total interest income                                    53,327            45,726           32,666
Interest on deposits                                      9,812            10,768            2,742
Interest on short-term debt                                 392             1,003               --
Interest expense - inter-segment                          5,415             9,778            8,617
------------------------------------------------ ---------------- ----------------- ---------------
Total interest expense                                   15,619            21,549           11,359
Net interest income                                      37,708            24,177           21,307
Other income                                             31,628            17,166            3,329
Provision for loan losses                               (13,890)           (9,585)          (5,251)
------------------------------------------------ ---------------- ----------------- ---------------
TOTAL OPERATING REVENUES                                $55,446           $31,758          $19,385
------------------------------------------------ ---------------- ----------------- ---------------

Inter-segment interest payments from the banking/finance segment to the investment management segment are based on market rates prevailing at the inception of each loan. As further described in Note 1, inter-segment interest income and expense are not eliminated in our Consolidated Statements of Income. The investment management segment incurs substantially all of our depreciation and amortization costs and expenditures on long-lived assets.

We conduct operations in the following principal geographic areas of the world: the United States, Canada, the Bahamas, Europe, Asia, South America, Africa and Australia. For segment reporting purposes, we have

                                       59
--------------------------------------------------------------------------------
combined Asia, South America, Africa and Australia into one category - Other. Revenues by geographic area include fees and commissions charged to customers and fees charged to affiliates.

Information by geographic area is summarized below:


(in thousands)                                 2002                    2001                  2000
---------------------------------------------------------------------------------------------------------------
OPERATING REVENUES:
  United States                          $1,846,867              $1,685,108            $1,596,712
  Canada                                    206,287                 267,007               250,778
  Bahamas                                   258,745                 294,922               284,518
  Europe                                    134,252                 129,090               126,111
  Other                                     167,457                 144,200               191,095
  Eliminations                              (95,076)               (165,484)             (109,074)
---------------------------------------------------------------------------------------------------------------
  TOTAL                                  $2,518,532              $2,354,843            $2,340,140
---------------------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET:
  United States                            $338,763                $394,082              $387,197
  Canada                                      5,151                   7,246                 7,096
  Bahamas                                     7,299                   7,916                 8,126
  Europe                                      6,371                   7,159                 6,692
  Other                                      36,588                  33,223                35,583
---------------------------------------------------------------------------------------------------------------
  TOTAL                                    $394,172                $449,626              $444,694
---------------------------------------------------------------------------------------------------------------


NOTE 10 - DEPOSITS

Deposits at September 30, 2002 and 2001 were as follows:

(in thousands)                                                       2002                    2001
---------------------------------------------------------------------------------------------------
DOMESTIC
Interest-bearing                                                 $670,448                $602,115
Noninterest-bearing                                                45,332                  97,130
---------------------------------------------------------------------------------------------------
Total domestic deposits                                           715,780                 699,245
---------------------------------------------------------------------------------------------------
FOREIGN
Interest-bearing                                                   12,725                  12,500
Noninterest-bearing                                                 5,066                  11,863
---------------------------------------------------------------------------------------------------
Total foreign deposits                                             17,791                  24,363
---------------------------------------------------------------------------------------------------
TOTAL                                                            $733,571                $723,608
---------------------------------------------------------------------------------------------------

Maturities of time certificates in amounts of $100,000 or more at September 30, 2002 were:


(in thousands)                              DOMESTIC (U.S.)              FOREIGN             TOTAL
---------------------------------------------------------------------------------------------------
3 months or less                                     $5,715              $12,725           $18,440
Over 3 months through 6 months                          100                   --               100
Over 6 months through 12 months                         604                   --               604
Over 12 months                                        1,970                   --             1,970
---------------------------------------------------------------------------------------------------
TOTAL                                                $8,389              $12,725           $21,114
---------------------------------------------------------------------------------------------------

                                       60
--------------------------------------------------------------------------------

NOTE 11 - DEBT

Debt at September 30, 2002 and 2001 was as follows:


                                                                  2002                         2001
(in thousands)                             CARRYING           WEIGHTED    CARRYING         WEIGHTED
                                             AMOUNT       AVERAGE RATE      AMOUNT     AVERAGE RATE
---------------------------------------- ----------- ------------------ ----------- ---------------
Federal Home Loan Board advances             $8,500              1.94%      $1,000            2.73%
---------------------------------------- ----------- ------------------ ----------- ---------------

Convertible Notes                           514,190              1.88%     504,683            1.88%
Other                                        88,788                         69,691
---------------------------------------- ----------- ------------------ ----------- ---------------
                                            602,978                        574,374
Less current maturities                       7,830                          8,361
---------------------------------------- ----------- ------------------ ----------- ---------------
Total long-term debt                       $595,148                       $566,013
---------------------------------------- ----------- ------------------ ----------- ---------------

Federal Home Loan Board advances are included in other liabilities of the banking/finance operating segment. Other long-term debt consists primarily of deferred commission liability recognized in relation to the U.S. deferred commission assets financed by Lightning Finance Company Limited ("LFL") that have not been sold by LFL in a securitization transaction as of September 30, 2002.

As of September 30, 2002, maturities of long-term debt were as follows:

(in thousands)                                                   Carrying amount
--------------------------------------------------------------------------------
2003                                                                     $10,082
2004                                                                      10,101
2005                                                                      10,368
2006                                                                      10,642
2007                                                                      10,924
Thereafter                                                               543,031
--------------------------------------------------------------------------------
Total long-term debt                                                    $595,148
--------------------------------------------------------------------------------

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

At September 30, 2002, the amount included in long-term debt in respect of the Convertible Notes was $514.2 million including principal outstanding and accrued interest. In the maturity schedule above, we have classified this amount as maturing after September 2007, as the final maturity date is May 2031. The amount of convertible notes that will be redeemed depends on, among other factors, the performance of our common stock.

At September 30, 2002, approximately $850 million was available to us under unused commercial paper and medium-term note programs and an additional $300 million was available under a shelf registration statement with the Securities and Exchange Commission permitting the issuance of debt and equity securities. We did not have any commercial paper outstanding or medium-term notes issued at September 30, 2002.

Our committed revolving credit facilities at September 30, 2002 totaled $420 million, of which, $210 million was under a 364-day facility. The remaining $210 million facility was under a five-year facility and

                                       61
--------------------------------------------------------------------------------
will expire in June 2007. The agreements related to the revolving credit facilities include various restrictive covenants, including: a capitalization ratio, interest coverage ratio, minimum working capital and limitations on additional debt. In addition, our Fiduciary subsidiary has $350 million available in uncommitted bank lines under the Federal Reserve Funds system.

NOTE 12 - INVESTMENT INCOME


(in thousands)                                          2002                  2001                 2000
---------------------------------------------------------------------------------------------------------------
Dividends                                            $12,934               $24,369              $12,294
Interest                                              37,796                63,455               57,025
Realized gains on sale of assets, net                  3,957                54,869               19,718
Other-than-temporary decline in investments value    (60,068)                   --                   --
Foreign exchange losses, net                          (6,149)               (3,629)              (1,311)
Other                                                 16,605                (2,713)               2,382
---------------------------------------------------------------------------------------------------------------
TOTAL INVESTMENT INCOME                               $5,075              $136,351              $90,108
---------------------------------------------------------------------------------------------------------------

During fiscal 2002, we recognized a $60.1 million other-than-temporary decline in value of investments. Substantially all of our dividend income was generated by investments in our Sponsored Investment Products. We realized a gain of $32.9 million on the sale of our former headquarters building in San Mateo in July 2000. That gain was amortized over 12 months, the period of our leaseback on the building.

NOTE 13 - TAXES ON INCOME

Taxes on income for the years ended September 30, 2002, 2001 and 2000 were as follows:


(in thousands)                                    2002                  2001                 2000
--------------------------------------------------------------------------------------------------
Current
  Federal                                      $71,400               $84,220              $96,074
  State                                         17,065                16,694               18,558
  Foreign                                       38,653                41,532               59,590
Deferred expense                                18,434                10,623                3,280
--------------------------------------------------------------------------------------------------
TOTAL PROVISION FOR INCOME TAXES              $145,552              $153,069             $177,502
--------------------------------------------------------------------------------------------------

Included in income before taxes was $283.7 million, $357.0 million and $446.0 million of foreign income for the years ended September 30, 2002, 2001 and 2000. The provision for income taxes includes benefits of $9.3 million for the year ended September 30, 2002 related to the utilization of net operating loss carry-forwards.









                                       62
--------------------------------------------------------------------------------

The major components of the net deferred tax liability as of September 30, 2002 and 2001 were as follows:


(in thousands)                                                       2002                    2001
---------------------------------------------------------------------------------------------------------------
DEFERRED TAX ASSETS
State taxes                                                        $5,088                  $5,186
Loan loss reserves                                                  4,007                   5,021
Deferred compensation and employee benefits                        26,117                  24,330
Restricted stock compensation plan                                 32,925                  34,328
Severance and retention compensation                               20,735                  18,232
Net operating loss and foreign tax credit carry-forwards           70,030                  65,161
Investments                                                         2,144                   2,399
Other                                                              16,260                   6,796
---------------------------------------------------------------------------------------------------------------
Total deferred tax assets                                         177,306                 161,453
Valuation allowance for tax carry-forwards                        (64,939)                (52,268)
---------------------------------------------------------------------------------------------------------------
Deferred tax assets, net of valuation allowance                   112,367                 109,185
DEFERRED TAX LIABILITIES
Depreciation on fixed assets                                       14,271                  10,842
Goodwill and other purchased intangibles                          145,110                 135,508
Deferred commissions                                               14,968                  12,368
Interest Expense on Convertible Notes                              11,863                   3,157
Other                                                              22,511                  16,199
---------------------------------------------------------------------------------------------------------------
Total deferred tax liabilities                                    208,723                 178,074
---------------------------------------------------------------------------------------------------------------
NET DEFERRED TAX LIABILITY                                       $(96,356)               $(68,889)
---------------------------------------------------------------------------------------------------------------

At September 30, 2002, there were approximately $43 million of foreign net operating loss carry-forwards, approximately $27 million of which expire between 2003 and 2010 with the remaining carry-forwards having an indefinite life. In addition, there were approximately $725 million in state net operating loss carry-forwards that expire between 2003 and 2022. There were also approximately $10 million in federal foreign tax credit carry-forwards which will expire in 2004. A valuation allowance has been recognized on some deferred tax assets due to the uncertainty of realizing the benefit of the loss and credit carry-forwards.

We have made no provision for U.S. taxes on $1,894 million of cumulative undistributed earnings of foreign subsidiaries as those earnings are intended to be reinvested for an indefinite period of time. Determination of the potential amount of unrecognized deferred U.S. income tax liability related to such reinvested income is not practicable because of the numerous assumptions associated with this hypothetical calculation; however, foreign tax credits would be available to reduce some portion of this amount.

The following is a reconciliation between the amount of tax expense at the Federal statutory rate and taxes on income as reflected in operations for the years ended September 30, 2002, 2001 and 2000:


(in thousands)                                 2002          2001          2000
--------------------------------------------------------------------------------
Federal statutory rate                          35%           35%           35%
Federal taxes at statutory rate            $202,396      $223,226      $258,857
State taxes, net of federal tax effect       10,661        11,716        17,586
Effect of foreign operations                (52,269)      (75,963)      (96,260)
Other                                       (15,236)       (5,910)       (2,681)
--------------------------------------------------------------------------------
ACTUAL TAX PROVISION                       $145,552      $153,069      $177,502
Effective tax rate                              25%           24%           24%
--------------------------------------------------------------------------------

                                       63
--------------------------------------------------------------------------------

NOTE 14 - COMMITMENTS AND CONTINGENCIES

We lease office space and equipment under long-term operating leases expiring at various dates through fiscal year 2017. Lease expense aggregated $34.8 million, $41.3 million and $43.1 million for the fiscal years ended September 30, 2002, 2001 and 2000. Future minimum lease payments under non-cancelable operating leases are not material.

We are contingently liable for approximately $145 million in residual guarantees under an operating lease for our global corporate headquarters in San Mateo, California. This represents about 85% of the total construction costs of $170 million. The lease is classified as an operating lease under Statement of Financial Accounting Standards No. 13, "Accounting for Leases".

We are involved in various claims and legal proceedings that are considered normal in our business. While it is not feasible to predict or determine the final outcome of these proceedings, we do not believe that they should have a material adverse effect on our financial position, results of operations or liquidity.

In February 2001, we signed an agreement to outsource management of our data center and distributed server operations. Under the agreement, we may end the agreement any time after March 2004 by incurring a termination charge. The maximum termination charge payable depends on the termination date, the service levels prior to our termination of the agreement, and costs incurred to wind down the services. Based on September 30, 2002 service levels, this termination fee would approximate $37.2 million. We do not consider it likely that we will incur this cost. Under the terms of the agreement, we must also pay an additional transition charge of approximately $2.7 million in March 2003.

NOTE 15 - EMPLOYEE STOCK AWARD AND OPTION PLANS

We sponsor a Universal Stock Incentive Plan ("USIP") and an Annual Incentive Compensation Plan ("AICP"). Under the terms of these plans, eligible employees may receive cash and stock awards based on the performance of Franklin Templeton Investments and that of the individual employee. The USIP provides for the issuance of up to 26 million shares of our common stock for various stock-related awards, including those related to the AICP. As of September 30, 2002 and prior to considering fiscal 2002 grants, we had approximately 4.8 million shares available for grant under the USIP, including those related to the AICP. In addition to the annual award of stock under the plan, we may award options and other forms of stock-based compensation to some employees. The Compensation Committee of the Board of Directors determines the terms and conditions of awards under the plans. Total compensation cost recognized for stock-based compensation during fiscal 2002, 2001 and 2000 was $34.2 million, $28.5 million and $28.9 million.

Information regarding stock options is as follows:


                                            2002                    2001                     2000
                                        WEIGHTED                WEIGHTED                 WEIGHTED
                                         AVERAGE                 AVERAGE                  AVERAGE
                                        EXERCISE                EXERCISE                 EXERCISE
(shares in thousands)         SHARES       PRICE     SHARES        PRICE      SHARES        PRICE
--------------------------------------------------------------------------------------------------
Outstanding, beginning of year 8,397      $36.94      2,222       $32.52       1,315       $32.02
Granted                        4,208      $37.10      6,640       $38.41       1,108       $32.60
Exercised/cancelled             (926)     $37.03       (465)      $36.70        (201)      $29.73
--------------------------------------------------------------------------------------------------
Outstanding, end of year      11,679      $37.00      8,397       $36.94       2,222       $32.52
Exercisable, end of year       5,479      $36.66      2,602       $35.65         437       $34.44
--------------------------------------------------------------------------------------------------

The range of exercise prices for these outstanding options at September 30, 2002 was from $28.19 to $45.67. Of the exercisable options, 93% were exercisable at prices ranging from $32.63 to $38.38. The weighted-average remaining contractual life for the options was 7 years. These options generally vest over a 3-year period.

                                       64
--------------------------------------------------------------------------------

If we had determined compensation costs for our stock option plans and our Employee Stock Investment Plan (See Note 16) based upon fair values at the grant dates in accordance with the provisions of SFAS 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below. For pro forma purposes, the estimated fair value of options is amortized to expense over the options' vesting period.


FOR THE YEARS ENDED SEPTEMBER 30,                    2002               2001                 2000
--------------------------------------------------------------------------------------------------
Net income (in millions)
  As reported                                      $432.7             $484.7                $562.1
  Pro forma                                         373.4             $445.3                $553.4
--------------------------------------------------------------------------------------------------
Basic earnings per share
  As reported                                       $1.66              $1.92                 $2.28
  Pro forma                                         $1.43              $1.76                 $2.25
--------------------------------------------------------------------------------------------------
Diluted earnings per share
  As reported                                       $1.65              $1.91                 $2.28
  Pro forma                                         $1.42              $1.76                 $2.24
--------------------------------------------------------------------------------------------------

The weighted-average estimated fair value of options granted on the date of grant using Black-Scholes option-pricing model was as follows:


FOR THE YEARS ENDED SEPTEMBER  30,                           2002              2001              2000
--------------------------------------------------- -------------- ----------------- -----------------
Weighted-average fair value of options granted             $16.14            $19.58            $15.31
Assumptions made:
Dividend yield                                                 1%                1%                1%
Expected volatility                                           42%               40%               38%
Risk-free interest rate                                        4%                5%                6%
Expected life                                         3 - 6 years       2 - 9 years       2 - 7 years
--------------------------------------------------- -------------- ----------------- -----------------

NOTE 16 - EMPLOYEE STOCK INVESTMENT PLAN

We have a qualified, non-compensatory Employee Stock Investment Plan ("ESIP") which allows participants who meet certain eligibility criteria to buy shares of our common stock at 90% of their market value on defined dates. Our stockholders approved 4 million shares of common stock for issuance under the ESIP. The ESIP is open to substantially all employees of U.S. subsidiaries and some employees of non-U.S. subsidiaries. At September 30, 2002, approximately 1,248,000 shares had been purchased on a cumulative basis under the ESIP at a weighted-average price of $32.14.

In connection with the ESIP, we may, at our election, provide matching grants to participants in the ESIP of whole or partial shares of common stock. While reserving the right to change this determination, we have indicated that we will provide one half-share for each share held by a participant for a minimum period of 18 months. We made our first matching grant in fiscal 2000. During fiscal 2002, 2001, and 2000, we issued approximately 85,000, 81,000 and 84,000 shares at an average market price of $35.47, $45.04 and $35.52.

NOTE 17 - OTHER COMPENSATION AND BENEFIT PLANS

Fiduciary has a noncontributory retirement plan (the "retirement plan") covering substantially all its employees who were hired before our acquisition of Fiduciary, have attained age 21 and completed one year of service. Fiduciary also maintains a nonqualified supplementary executive retirement plan ("SERP") to pay defined benefits that are in excess of limits imposed by Federal tax law, to participants in the retirement plan who attain age 55 and 10 years of service. In addition to these pension retirement plans, Fiduciary sponsors a defined benefit healthcare plan that provides post-retirement medical benefits to full-time

                                       65
--------------------------------------------------------------------------------
employees who have worked 10 years and attained age 55 while in service of Fiduciary. As of the date of acquisition, the defined benefit healthcare plan was closed to new entrants.

The following table shows the funded status of the plans, accrued benefit liability we recognized for amounts not yet funded, and assumptions used as of September 30, 2002 and 2001:


                                                  PENSION BENEFITS           NON-PENSION BENEFITS

(in thousands, except assumptions)               2002           2001         2002           2001
--------------------------------------------------------------------------------------------------
BENEFIT OBLIGATION                            $31,635        $29,999       $5,094         $4,454
FAIR VALUE OF PLAN ASSETS                     $16,592        $19,180          $--            $--
FUNDED STATUS AT YEAR END                    $(15,043)      $(10,819)     $(5,094)       $(4,454)
Unrecognized actuarial losses (gains)           6,861          2,138          300           (155)
Unrecognized prior service (credit) cost         (128)           274           --             --
--------------------------------------------------------------------------------------------------
NET AMOUNT RECOGNIZED                         $(8,310)       $(8,407)     $(4,794)       $(4,609)
--------------------------------------------------------------------------------------------------

AMOUNTS RECOGNIZED IN THE CONSOLIDATED
  BALANCE SHEETS
Accrued benefit cost recognized              $(14,090)       $(8,762)     $(4,794)       $(4,609)
Intangible asset                                   --            355           --             --
Accumulated other comprehensive income          5,780             --           --             --
--------------------------------------------------------------------------------------------------
NET AMOUNT RECOGNIZED                         $(8,310)       $(8,407)     $(4,794)       $(4,609)
--------------------------------------------------------------------------------------------------

WEIGHTED-AVERAGE ASSUMPTIONS
Discount rate                                   6.50%          7.25%        6.50%          7.25%
Expected return on plan assets                  8.00%          9.00%          N/A            N/A
Increase in compensation rate                   4.50%          5.50%        4.50%          5.50%

Following the acquisition of Fiduciary, we established an $85 million retention pool aimed at retaining key Fiduciary employees, under which employees will receive both cash payments and options. Salaried employees who remain continuously employed through the applicable dates are eligible for compensation under the program. Excluding the value of options granted, the value of the retention plan is $68 million, and is being expensed over a period ranging from one to five years. We expensed $26 million and $24 million in fiscal 2002 and 2001, including the acceleration of retention payments related to the September 11, 2001 events as described in Note 20.

NOTE 18 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The methods and assumptions used to estimate fair values of our financial instruments are described below. See Note 1.

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

                                       66
--------------------------------------------------------------------------------

Interest-rate swap agreements and foreign exchange contracts are carried at fair value.

Debt is valued using publicly-traded debt with similar maturities, credit risk and interest rates. The amounts in the Consolidated Balance Sheet approximate fair values.

Guarantees and letters of credit have fair values based on the face value of the underlying instrument.

NOTE 19 - BANKING REGULATORY RATIOS

Following the acquisition of Fiduciary in April 2001, we became a bank holding company and a financial holding company subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional, discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require us to maintain a minimum Tier 1 capital and Tier 1 leverage ratio (as defined in the regulations), as well as minimum Tier 1 and Total risk-based capital ratios (as defined in the regulations). Based on our calculations as of September 30, 2002 and 2001, we exceeded the capital adequacy requirements applicable to us as listed below.

                                                                 MINIMUM FOR OUR
                                                                CAPITAL ADEQUACY
(in thousands)                            2002           2001           PURPOSES
--------------------------------------------------------------------------------

 Tier 1 capital                     $2,170,328     $1,957,612                N/A
 Total risk-based capital            2,179,363      1,966,075                N/A
 Tier 1 leverage ratio                     45%            49%                 4%
 Tier 1 risk-based capital ratio           65%            72%                 4%
 Total risk-based capital ratio            65%            72%                 8%
--------------------------------------------------------------------------------

NOTE 20 - SEPTEMBER 11, 2001 EVENT

On September 11, 2001, the headquarters of our subsidiary company, Fiduciary, at Two World Trade Center was destroyed in the terrorist attacks on New York City (the "September 11, 2001 Event"). We have since leased office space for Fiduciary in midtown Manhattan, to resume permanent operations. The following table shows the financial impact of the event recognized at September 30, 2002 and 2001:


(in thousands)                                                                2002              2001
----------------------------------------------------------------------- ----------- ----------------
Cumulative September 11, 2001 costs recognized as of end of period         $64,853           $50,185
September 11, 2001 expense, net                                                 --             7,649
----------------------------------------------------------------------- ----------- ----------------

Approximately $19.9 million of the cumulative estimated costs recognized as of September 30, 2002 pertain to the write-off of an intangible asset related to leased office space and to the write-off of property and equipment lost in the September 11, 2001 Event. In addition, as of September 30, 2002 we had recognized a $16.5 million charge related to employee benefit expenses. These expenses include the acceleration of payments under the employee retention bonus plan related to the acquisition of Fiduciary, and other payments made in respect of victims of the tragedy. Cumulative insurance proceeds received through September 30, 2002 were $38.6 million and included $28.6 million related to property and equipment. At September 30, 2002, we were in the process of pursuing a number of additional claims with our insurance carriers.

                                       67
--------------------------------------------------------------------------------

NOTE 21 - NEW ACCOUNTING STANDARDS

In October 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), was issued. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and we early adopted this statement on October 1, 2001. The impact of the adoption of SFAS 144 on our reported operating results, financial position and existing financial statement disclosure was not material.

In April 2002, Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"), was issued. SFAS 145 rescinds Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, Statement of Financial Accounting Standards No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS 145 also rescinds Statement of Financial
Accounting  Standards  No.  44,  "Accounting  for  Intangible  Assets  of  Motor
Carriers." SFAS 145 amends Statement of Financial Accounting Standards No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for some lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement is effective for financial statements issued for fiscal years beginning after May 15, 2002. We believe that the adoption of SFAS 145 will not have a material impact on our results of operations or financial condition.

In June 2002, Statement of Financial Accounting Standards No. 146 "Accounting for Exit or Disposal Activities" ("SFAS 146"), was issued. SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 but early application is encouraged. The provisions of EITF Issue No. 94-3 will continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF Issue No. 94-3 prior to the adoption of SFAS 146. Adopting the provisions of SFAS 146 will change, on a prospective basis, the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred. We intend to adopt the new standard effective October 1, 2002 and we do not expect this adoption to have a material impact on our results of operations or financial condition.

In October 2002, Statement of Financial Accounting Standards No.147, "Acquisition of Certain Financial Institutions" ("SFAS 147"), was issued. This statement, which provides guidance on the accounting for the acquisition of a financial institution, applies to all acquisitions except those between two or more mutual enterprises. This statement is effective for financial statements issued for fiscal years beginning after September 30, 2002. We believe that the adoption of SFAS 147 will not have a material impact on our results of operations or financial condition.

                                       68
--------------------------------------------------------------------------------

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Franklin Resources, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows present fairly, in all material respects, the consolidated financial position of Franklin Resources, Inc. and its subsidiaries at September 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Francisco, California
December 6, 2002



                                       69
--------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS OF REGISTRANT

The following information on the executive officers of FRI, including their principal occupations for the past five (5) years, is given as of December 3, 2002.

JENNIFER J. BOLT
AGE 38

Vice President of FRI since June 1994; officer and/or director of other Company subsidiaries; employed by FRI or subsidiaries in various other capacities for more than the past eight (8) years.

HARMON E. BURNS
AGE 57
DIRECTOR SINCE 1991

Vice Chairman and Director of FRI, formerly Executive Vice President and director of the Company for more than the past five (5) years; officer and/or director of many other Company subsidiaries; officer and/or director or trustee in 48 investment companies of Franklin Templeton Investments.

MARTIN L. FLANAGAN
AGE 42

President, Member - Office of the President, Chief Financial Officer and Chief Operating Officer of FRI; formerly Senior Vice President; Chief Financial Officer of FRI since December 1995; officer and/or director of many other Company subsidiaries; officer, director and/or trustee in 49 investment companies of Franklin Templeton Investments.

BARBARA J. GREEN
AGE 55

Vice President and Deputy General Counsel of FRI since January 2000; Vice President, Franklin Templeton Companies, LLC since March 2000; Senior Vice President of Templeton Worldwide, Inc. since October 1996; officer in 50 investment companies of Franklin Templeton Investments.

DONNA S. IKEDA
AGE 46

Vice President of FRI since October 1993. Previously employed by FRI from 1982 to 1990 as Director of Human Resources.

CHARLES B. JOHNSON
AGE 69
DIRECTOR SINCE 1969

Chairman of the Board, Chief Executive Officer and director of the Company for more than the past five (5) years; officer and/or director of many other Company subsidiaries; officer and/or director or trustee in 45 investment companies of Franklin Templeton Investments.

                                       70
--------------------------------------------------------------------------------

GREGORY E. JOHNSON
AGE 41

President, Member - Office of the President; formerly Vice President of FRI for more than the past five (5) years; officer of many other Company subsidiaries and in two investment companies of Franklin Templeton Investments.

RUPERT H. JOHNSON, JR.
AGE 62
DIRECTOR SINCE 1969

Vice Chairman, formerly Executive Vice President and director of the Company for more than the past five (5) years; officer and/or director of many other Company subsidiaries; officer and/or director or trustee in 48 investment companies of Franklin Templeton Investments.

LESLIE M. KRATTER
AGE 57

Senior Vice President of FRI since January 2000 and Secretary since March 1998; formerly Vice President of FRI since March 1993; officer of many other Company subsidiaries.

KENNETH A. LEWIS
AGE 41

Vice President of Finance, Chief Accounting Officer and Treasurer of FRI since June 2002 and officer of many other Company subsidiaries for the past five years; formerly Vice President of FRI since September 1996. Prior to the Templeton acquisition, employed by various Templeton entities since 1989.

WILLIAM J. LIPPMAN
AGE 77

Senior Vice President of FRI since March 1990; officer and/or director or trustee of other Company subsidiaries and in two investment companies of Franklin Templeton Investments.

MURRAY L. SIMPSON
AGE 65

Executive Vice President and General Counsel of FRI since January 2000; officer in 50 investment companies of Franklin Templeton Investments. Previously Managing Director and Chief Executive Officer of Templeton Franklin Investment Services (Asia), Limited from 1994-2000.

CHARLES R. SIMS
AGE 41

Vice President of FRI and officer of many other Company subsidiaries for the past five years; formerly Vice President - Finance, Chief Accounting Officer since March 2000 and Treasurer of FRI since September 1997; and assistant treasurer in 53 investment companies of Franklin Templeton Investments. Prior to September 1997, employed as Vice President and Chief Financial Officer of Franklin Templeton Investments Corp. formerly known as Templeton Management Limited. Employed by Franklin Templeton Investments since 1989.

ANNE M. TATLOCK
AGE 63

Vice Chairman, Member - Office of the Chairman and director of the Company; Chairman of the Board (since 2000), Chief Executive Officer (since 2000), President (since 1994) and Director of Fiduciary Trust Company International, a subsidiary of Company; officer and/or director of certain other subsidiaries of Company. Director, Fortune Brands, Inc. and Merck & Co., Inc.

                                       71
--------------------------------------------------------------------------------

FAMILY RELATIONS. Charles B. Johnson and Rupert H. Johnson, Jr. are brothers. Peter M. Sacerdote, a director of FRI, is a brother-in-law of Charles B. Johnson and Rupert H. Johnson, Jr. Gregory E. Johnson is the son of Charles B. Johnson, the nephew of Rupert H. Johnson, Jr. and Peter Sacerdote and the brother of Jennifer Bolt. Jennifer Bolt is the daughter of Charles B. Johnson, the niece of Rupert H. Johnson, Jr. and Peter Sacerdote and the sister of Gregory E. Johnson.

Information regarding the biographies of the directors of FRI and compliance with Section 16(a) of the Exchange Act in the Proxy Statement under the section entitled "Proposal 1: Election of Directors" is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

The information in the Proxy Statement under the section  entitled  "Proposal 1:
Election of Directors" is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information about equity compensation plans that have been approved by security holders and plans that have not been approved by security holders.


                      EQUITY COMPENSATION PLAN INFORMATION


                                                                                           Number of securities
                                                                                          remaining available for
                             Number of securities to          Weighted-average         future issuance under equity
                             be issued upon exercise         exercise price of              compensation plans
                             of outstanding options,        outstanding options,           (excluding securities
                               warrants and rights          warrants and rights          reflected in column (a))
PLAN CATEGORY                         (#)(a)                       ($)(b)                         (#)(c)
-------------------------    -------------------------    -------------------------    ------------------------------

Equity compensation
   plans approved by
   security holders (1)          11,678,702 (2)                    $ 37.00                        7,271,783 (3)

Equity compensation
   plans not approved
   by security holders                    0                              0                                0
-------------------------    -------------------------    -------------------------    ------------------------------
Total                            11,678,702                        $ 37.00                        7,271,783

(1) Consists of the Amended and Restated 1998 Universal Stock Incentive Plan and the 1998 Employee Stock Investment Plan (the "Purchase Plan").
(2) Excludes options to purchase accruing under the Company's Purchase Plan. Due to a stock split which became effective January 15, 1998, the shareholder approved reserve increased from 2,000,000 shares to 4,000,000 shares. Under the Purchase Plan each eligible employee is granted a separate option to purchase up to 22,500 shares of Common Stock per annum at semi-accrual periods on January 31 and July 31 at a purchase price per share equal to 90% of the fair market value of the Common Stock on the enrollment date or the exercise date, whichever is lower.
(3) Includes shares available for future issuance under the Purchase Plan. As of September 30, 2002, 2,514,331 of shares of Common Stock were available for issuance under the Purchase Plan.
(4) The table includes information for equity compensation plans assumed by the Company in connection with acquisitions of the companies, which originally established those plans.

The information in the Proxy Statement under the section entitled "Security Ownership of Principal Shareholders" and "Security Ownership of Management" is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated  by reference  to the Proxy  Statement  under the section  entitled
"Proposal  1:  Election  of  Directors  -  Certain   Relationships  and  Related
Transactions."


                                       72
--------------------------------------------------------------------------------

ITEM 14. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, including the principal executive officer and the principal financial officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Within 90 days prior to the filing date of this Annual Report on Form 10-K, the Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's principal executive officer and the Company's principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.

(b) CHANGES IN INTERNAL CONTROLS. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this Annual Report on Form 10-K.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Please see the index in Item 8 on page 41 of this Annual Report for a list of the financial statements filed as part of this report.

(a)(2) Please see the index in Item 8 on page 41 of this Annual Report for a list of the financial statement schedules filed as part of this report.

(a)(3)   Exhibits: See Index to Exhibits on Pages 77 to 82.

(b)(1) Form 8-K filed on July 25, 2002 reporting under Item 5 "Other Events" an earnings press release, dated July 25, 2002, and including said press release as an Exhibit under Item 7 "Financial Statements and Exhibits".

(b)(2) Form 8-K filed on August 13, 2002 reporting under Item 7 "Financial Statements and Exhibits", a Statement Under Oath of Principal Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings dated August 7, 2002 of Charles B. Johnson, the Principal Executive Officer and a Statement Under Oath of Principal Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act
         Filings dated August 9, 2002 of Martin L. Flanagan, the Principal Financial Officer and under Item 9 "Regulation FD Disclosure".

(c)      See Item 15(a)(3) above.

(d) No separate financial statements are required; schedules are included in Item 8.


                                       73
--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.

Date: December 18, 2002     By:   /s/ Charles B. Johnson
                                  ----------------------
                                  Charles B. Johnson, Chairman, Chief Executive
                                  Officer, and Member - Office of the Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: December 18, 2002     By:   /s/ Charles B. Johnson
                                  ----------------------
                                  Charles B. Johnson, Chairman, Chief Executive
                                  Officer, Member - Office of the Chairman, and
                                  Director

Date: December 18, 2002     By:   /s/ Harmon E. Burns
                                  -------------------
                                  Harmon E. Burns, Vice Chairman, Member -
                                  Office of the Chairman, and Director

Date: December 18, 2002     By:   /s/ Martin L. Flanagan
                                  ----------------------
                                  Martin L. Flanagan, President, Member - Office
                                  of the President, Chief Operating Officer, and
                                  Chief Financial Officer

Date: December 18, 2002     By:   /s/ Gregory E. Johnson
                                  ----------------------
                                  Gregory E. Johnson, President, and Member -
                                  Office of the President


Date: December 18, 2002     By:   /s/ Rupert H. Johnson, Jr.
                                  --------------------------
                                  Rupert H. Johnson, Jr., Vice Chairman, Member
                                  - Office of the Chairman, and Director

Date: December 18, 2002     By:   /s/ Harry O. Kline
                                  ------------------
                                  Harry O. Kline, Director

Date: December 18, 2002     By:   /s/ Kenneth A. Lewis
                                  --------------------
                                  Kenneth A. Lewis, Vice President - Finance,
                                  Chief Accounting Officer, and Treasurer

Date: December 18, 2002     By:   /s/ James A. McCarthy
                                  ---------------------
                                  James A. McCarthy, Director

Date: December 18, 2002     By:   /s/ Peter M. Sacerdote
                                  ----------------------
                                  Peter M. Sacerdote, Director

Date: December 18, 2002     By:   /s/ Anne M. Tatlock
                                  -------------------
                                  Anne M. Tatlock, Vice Chairman, Member -
                                  Office of the Chairman, and Director

Date: December 18, 2002     By:   /s/ Louis E. Woodworth
                                  ----------------------
                                  Louis E. Woodworth, Director



                                       74
--------------------------------------------------------------------------------

                                 CERTIFICATIONS

I, Charles B. Johnson, certify that:

1.   I have  reviewed  this Annual  Report on Form 10-K of  Franklin  Resources,
     Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c.   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 18, 2002                          /s/ Charles B. Johnson
                                                 ----------------------
                                                 Charles B. Johnson
                                                 Chief Executive Officer


                                       75
--------------------------------------------------------------------------------

I, Martin L.  Flanagan,  certify  that:

1.   I have  reviewed  this Annual  Report on Form 10-K of  Franklin  Resources,
     Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c.   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   December 18, 2002                        /s/ Martin L. Flanagan
                                                 ----------------------
                                                 Martin L. Flanagan
                                                 Chief Financial Officer


                                       76
--------------------------------------------------------------------------------

                                  EXHIBIT INDEX

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

  3(ii)   Registrant's Amended and Restated By-laws adopted November 12, 2002

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

  10.4 Representative Management Agreement between Advisers and the Franklin Group of Funds, incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992 (the "1992 Annual Report")

  10.5 Representative Distribution 12b-1 Plan between FTDI and the Franklin Group of Funds, incorporated by reference to the 1992 Annual Report

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

                                       77
--------------------------------------------------------------------------------

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

                                       78
--------------------------------------------------------------------------------

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

                                       79
--------------------------------------------------------------------------------

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

  10.41 Representative Variable Insurance Fund Participation Agreement among Templeton Variable Products Series Fund or Franklin Valuemark Fund, Franklin/Templeton Distributors, Inc. and an insurance company, incorporated by reference on Form 10-Q for the quarter ended December 31, 1998

  10.42 Purchase Agreement between Mariners Island Co-Tenancy and Keynote Systems, Inc. dated April 25, 2000, incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended June 30, 2000

  10.43 Acquisition Agreement dated July 26, 2000 among Franklin Resources, Inc., FTI Acquisition and Bissett & Associates Investment Management, Ltd., incorporated by reference to the Company's Report on Form 8-K dated August 1, 2000

  10.44 Agreement and Plan of Share Acquisition between Franklin Resources, Inc. and Fiduciary Trust Company International dated October 25, 2000, incorporated by reference to the Company's Report on Form 8-K/A (Amendment No. 1) dated October 25, 2000 and filed on October 26, 2000

  10.45   Representative  Amended  and  Restated  Distribution  Agreement  among
          Templeton Emerging Markets Fund, Templeton Canadian Bond Fund, Templeton International Stock Fund, Templeton Canadian Stock Fund, Templeton Global Smaller Companies Fund, Templeton Global Bond Fund, Templeton Treasury Bill Fund, Templeton Global Balanced Fund,
          Templeton International Balanced Fund, Templeton Canadian Asset Allocation Fund, Mutual Beacon Fund, Franklin U.S. Small Cap Growth Fund, Templeton Balanced Fund, Templeton Growth Fund, Ltd., Templeton Management Limited and FEP Capital, L.P. dated December 31, 1998, incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (the "2000 Annual Report")

  10.46 Representative Purchase and Sales Agreement by and among Franklin/Templeton Distributors, Inc., Franklin Resources, Inc. and Lightning Finance Company Limited dated August 1, 1999, incorporated by reference to the 2000 Annual Report

  10.47 Representative Advisory Agreement between Templeton Global Advisers Limited and Templeton Asset Management Limited dated December 21, 1999, incorporated by reference to the 2000 Annual Report

  10.48 Representative Amended and Restated Commission Paying Agreement between Templeton Global Strategy Funds, Templeton Global Advisors Limited, Templeton Global Strategic Services S.A., and Lightning Finance Company Limited dated January 31, 2000, incorporated by reference to the 2000 Annual Report

  10.49 Representative Variable Insurance Fund Participation Agreement among Franklin Templeton Variable Insurance Products Trust (formerly Franklin Valuemark Funds), Franklin/Templeton Distributors, Inc. and CUNA Mutual Life Insurance Company dated May 1, 2000, incorporated by reference to the 2000 Annual Report

  10.50   Stock Purchase  Agreement  between Good Morning  Securities  Co., Ltd.
          and  Templeton   Investment   Counsel,   Inc.  dated  June  29,  2000,
          incorporated by reference to the 2000 Annual Report

                                       80
--------------------------------------------------------------------------------

  10.51 Agreement entered into between NEDCOR Investment Bank Holdings Limited, NEDCOR Investment Bank Limited, Templeton International, Inc., Franklin Templeton Asset Management (Proprietary) Limited and Templeton Global Advisors Limited dated August 1, 2000, incorporated by reference to the 2000 Annual Report

  10.52 Representative Amended and Restated Distribution Agreement between Franklin/Templeton Distributors, Inc. and Franklin Growth and Income Fund dated August 10, 2000, incorporated by reference to the 2000 Annual Report

  10.53 Employment Agreement entered into on December 22, 2000 by and among Anne M. Tatlock, Fiduciary Trust Company International and Franklin Resources, Inc., incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended December 31, 2000*

  10.54 Amended and Restated 1998 Universal Stock Incentive Plan as approved by the Board of Directors on October 28, 2000 and the Stockholders at the Annual Meeting held on January 25, 2001, incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended December 31, 2000*

  10.55 Representative Sub-Advisory Agreement between FTTrust Company, on behalf of Templeton International Smaller Companies Fund, Templeton Investment Counsel, LLC and Templeton Asset Management Limited, dated January 23, 2001, incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended March 31, 2001

  10.56 Managed Operations Services Agreement between Franklin Templeton Companies, LLC, and International Business Machines Corporation dated February 6, 2001, incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended March 31, 2001

  10.57 Representative Agency Agreement between FTTrust Company and Franklin/Templeton Investor Services, LLC, dated April 1, 2001, incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended March 31, 2001

  10.58 Lease between RCPI Landmark Properties, L.L.C. and Franklin Templeton Companies, LLC dated September 30, 2001, incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (the "2001 Annual Report")

  10.59 Synthetic Lease Financing Facility Agreements dated September 27, 1999, incorporated by reference to the 2001 Annual Report

  10.60 Representative Amended and Restated Master Management Agreement between Franklin Templeton Investment Corp., as Trustee of Mutual funds and Franklin Templeton Investment Corp., as Manager, dated May 31, 2001, incorporated by reference to the 2001 Annual Report

  10.61 Representative Master Management Agreement dated May 31, 2001 between Franklin Templeton Tax Class Corp. and Franklin Templeton Investments Corp., incorporated by reference to the 2001 Annual Report

  10.62 Deferred Compensation Agreement for Director's Fees, as amended on April 15, 2002, incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended March 31, 2002

  10.63 Franklin Resources, Inc. 1998 Employee Stock Investment Plan as amended by the Board of Directors on October 10, 2002, incorporated by reference to the Company's Report on Form S-8 filed on October 28, 2002

  10.64 Amended and Restated Five Year Facility Credit Agreement dated June 5, 2002 between Franklin Resources, Inc. and The Several Banks Parties Thereto, Bank of America, N.A. and The Bank of New York, as Co-Syndication Agents, Citicorp USA Inc. and BNP Paribas as Co-Documentation Agents and JP Morgan Chase Bank, as Administrative Agent

                                       81
--------------------------------------------------------------------------------

  10.65 Amended and Restated 364 Day Facility Credit Agreement dated June 5, 2002 between Franklin Resources, Inc. and The Several Banks Parties Thereto, Bank of America, N.A. and The Bank of New York, as Co-Syndication Agents, Citicorp USA Inc. and BNP Paribas as Co-Documentation Agents and JP Morgan Chase Bank, as Administrative Agent

  10.66 Settlement Agreement and Release of All Claims dated July 7, 2002 between Franklin Resources, Inc. and Allen J. Gula, Jr.

  10.67 Stock Purchase Agreements dated July 23, 2002 between Templeton Asset Management (India) Private Limited and Investment Trust of India Limited, Pioneer Investment Management, Inc. and various employee shareholders*

  12      Computation of Ratios of Earnings to Fixed Charges

  21      List of Subsidiaries

  23      Consent of Independent Auditors

  99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


  *       Management Contract or Compensatory Plan or Arrangement


                                       82
--------------------------------------------------------------------------------