Form 10-Q
period 2002-12-31
FRANKLIN RESOURCES INC
filed 2003-02-13
CIK 38777

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
[X]            QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For Quarterly Period Ended December 31, 2002
                                       OR
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _________ to _________

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

     Indicate by check mark whether the registrant is an accelerated filer (as described in Rule 12b-2 of the Exchange Act).

YES   X     NO
    -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Outstanding: 257,411,534 shares, common stock, par value $.10 per share at January 31, 2003.

--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
                                                                       THREE MONTHS ENDED
                                                                           DECEMBER 31
(in thousands, except per share data)                                       2002           2001
------------------------------------------------------------------------------------------------
OPERATING REVENUES:
   Investment management fees                                           $351,412       $356,798
   Underwriting and distribution fees                                    185,937        192,007
   Shareholder servicing fees                                             48,051         47,341
   Other, net                                                             20,051         22,061
------------------------------------------------------------------------------------------------
      TOTAL OPERATING REVENUES                                           605,451        618,207
------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
   Underwriting and distribution                                         168,847        172,267
   Compensation and benefits                                             159,118        160,143
   Information systems, technology and occupancy                          72,595         74,594
   Advertising and promotion                                              22,644         26,425
   Amortization of deferred sales commissions                             16,045         16,743
   Amortization of intangible assets                                       4,234          4,375
   Other                                                                  22,513         20,795
------------------------------------------------------------------------------------------------
      TOTAL OPERATING EXPENSES                                           465,996        475,342
------------------------------------------------------------------------------------------------

Operating income                                                         139,455        142,865

OTHER INCOME/(EXPENSES):
   Investment and other income                                            12,303         18,329
   Interest expense                                                      (3,032)        (3,168)
------------------------------------------------------------------------------------------------
      Other income, net                                                    9,271         15,161
------------------------------------------------------------------------------------------------

Income before taxes on income                                            148,726        158,026
Taxes on income                                                           38,966         39,507

------------------------------------------------------------------------------------------------
NET INCOME                                                              $109,760       $118,519
------------------------------------------------------------------------------------------------

Earnings per share:
   Basic and diluted                                                       $0.43          $0.45
Dividends per share                                                       $0.075         $0.070


        See accompanying notes to the consolidated financial statements.

                                       2
--------------------------------------------------------------------------------


FRANKLIN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

                                                                        UNAUDITED
                                                                      DECEMBER 31  SEPTEMBER 30
(in thousands)                                                               2002          2002
------------------------------------------------------------------------------------------------
ASSETS:
Current assets:
   Cash and cash equivalents                                             $850,949      $829,237
   Receivables                                                            291,418       292,325
   Investment securities, available-for-sale                            1,190,353     1,103,463
   Prepaid expenses and other                                              93,169        97,783
------------------------------------------------------------------------------------------------
      Total current assets                                              2,425,889     2,322,808
------------------------------------------------------------------------------------------------

Banking/finance assets:
   Cash and cash equivalents                                              200,164       151,367
   Loans receivable, net                                                  416,297       444,338
   Investment securities, available-for-sale                              471,476       449,629
   Other                                                                   34,078        45,889
------------------------------------------------------------------------------------------------
      Total banking/finance assets                                      1,122,015     1,091,223
------------------------------------------------------------------------------------------------

Non-current assets:
   Investments, other                                                     261,940       263,927
   Deferred sales commissions                                             145,337       130,617
   Property and equipment, net                                            386,785       394,172
   Intangible assets, net                                                 693,198       697,246
   Goodwill                                                             1,322,635     1,321,939
   Receivable from banking/finance group                                   59,522       100,705
   Other                                                                  102,006       100,101
------------------------------------------------------------------------------------------------
      Total non-current assets                                          2,971,423     3,008,707
------------------------------------------------------------------------------------------------

       TOTAL ASSETS                                                    $6,519,327    $6,422,738
================================================================================================


        See accompanying notes to the consolidated financial statements.


                                       3
--------------------------------------------------------------------------------


FRANKLIN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
                                                                        UNAUDITED
                                                                      DECEMBER 31  SEPTEMBER 30
(in thousands except share data)                                             2002          2002
------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Compensation and benefits                                             $151,818      $228,093
   Current maturities of long-term debt                                     6,015         7,830
   Accounts payable and accrued expenses                                  115,409       117,246
   Commissions                                                             79,624        81,033
   Income taxes                                                            28,677        12,510
   Other                                                                    8,273         8,307
------------------------------------------------------------------------------------------------
      Total current liabilities                                           389,816       455,019
------------------------------------------------------------------------------------------------

Banking/finance liabilities:
   Deposits                                                               806,748       733,571
   Payable to Parent                                                       59,522       100,705
   Other                                                                   56,214        49,660
------------------------------------------------------------------------------------------------
      Total banking/finance liabilities                                   922,484       883,936
------------------------------------------------------------------------------------------------

Non-current liabilities:
   Long-term debt                                                         614,447       595,148
   Deferred taxes                                                         186,986       175,176
   Other                                                                   47,793        46,513
------------------------------------------------------------------------------------------------
      Total non-current liabilities                                       849,226       816,837
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
       Total liabilities                                                2,161,526     2,155,792
------------------------------------------------------------------------------------------------

Commitments and contingencies (Note 9)
Stockholders' equity:
   Preferred stock, $1.00 par value,  1,000,000 shares authorized; none
   issued                                                                       -             -
   Common stock,  $0.10 par value,  500,000,000  shares authorized;
   257,920,769 and 258,555,285  shares issued and outstanding,  for
   December and September                                                  25,792        25,856
   Capital in excess of par value                                         583,157       598,196
   Retained earnings                                                    3,793,053     3,702,636
   Accumulated other comprehensive loss                                  (44,201)      (59,742)
------------------------------------------------------------------------------------------------
      Total stockholders' equity                                        4,357,801     4,266,946
------------------------------------------------------------------------------------------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $6,519,327    $6,422,738
================================================================================================

        See accompanying notes to the consolidated financial statements.


                                       4
--------------------------------------------------------------------------------


FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED                                                               THREE MONTH ENDED
                                                                           DECEMBER 31
(in thousands)                                                              2002           2001
------------------------------------------------------------------------------------------------
Net income                                                              $109,760       $118,519

Adjustments to reconcile net income to net cash
  provided by operating activities:
Decrease in receivables, prepaid expenses and other                       18,565        107,148
Net advances of deferred sales commissions                              (31,008)       (34,616)
(Decrease) increase in other current liabilities                        (25,465)         44,536
Increase in income taxes payable                                          15,905          2,495
(Decrease) increase in commissions payable                               (1,409)            484
Decrease in accrued compensation and benefits                           (47,971)       (54,533)
Depreciation and amortization                                             43,495         45,399
Gains on disposition of assets                                             (252)        (3,387)
------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                 81,620        226,045
------------------------------------------------------------------------------------------------

Purchase of investments                                                (442,881)      (539,109)
Liquidation of investments                                               329,095        440,932
Purchase of banking/finance investments                                 (72,854)       (23,529)
Liquidation of banking/finance investments                               136,413        107,906
Net proceeds from securitization of loans receivable                     124,989        299,980
Net origination of loans receivable                                     (97,020)       (94,983)
Net addition of property and equipment                                  (15,835)        (9,656)
------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities                     (38,093)        181,541
------------------------------------------------------------------------------------------------

Increase (decrease) in bank deposits                                      73,179       (28,367)
Exercise of common stock options                                             548          2,009
Proceeds from issuance of put options                                      2,293            895
Dividends paid on common stock                                          (18,063)       (16,891)
Purchase of stock                                                       (46,297)        (7,688)
Increase in debt                                                          19,955         20,157
Payments on debt                                                         (4,633)        (1,653)
------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                       26,982       (31,538)
------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                     70,509        376,048
Cash and cash equivalents, beginning of  period                          980,604        622,775
------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                              $1,051,113       $998,823
------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
    Value of common stock issued, principally restricted stock           $28,306        $23,752


        See accompanying notes to the consolidated financial statements.


                                       5
--------------------------------------------------------------------------------

                            FRANKLIN RESOURCES, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2002
                                   (Unaudited)

1.   BASIS OF PRESENTATION
     ---------------------

     We have prepared these unaudited interim financial statements of Franklin Resources, Inc. and its consolidated subsidiaries in accordance with the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. Under these rules and regulations, we have shortened or omitted some information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles. We believe that we have made all adjustments necessary for a fair statement of the results of operations for the periods shown. All adjustments are normal and recurring. You should read these financial statements together with our audited financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2002. Certain comparative amounts for the prior year have been reclassified to conform to the financial presentation for and at the three months ended December 31, 2002.

2.   COMPREHENSIVE INCOME
     --------------------

     The following table shows comprehensive income for the three months ended December 31, 2002 and 2001.


     (in thousands)                                                         2002       2001
     ------------------------------------------------------------- -------------- ----------

     Net income                                                         $109,760   $118,519
     Net unrealized gain on available-for-sale securities, net of tax      7,784      2,571
     Foreign currency translation adjustment                               7,757    (6,635)
     ------------------------------------------------------------- -------------- ----------
     Comprehensive income                                               $125,301   $114,455
     ------------------------------------------------------------- -------------- ----------

3.   EARNINGS PER SHARE
     ------------------

     We computed earnings per share as follows:


                                                                   THREE MONTHS ENDED
                                                                       DECEMBER 31
     (in thousands except per share amounts)                             2002         2001
     --------------------------------------------------------------------------------------

     Net income                                                      $109,760     $118,519
     --------------------------------------------------------------------------------------

     Weighted-average shares outstanding - basic                      257,600      260,981
     Incremental shares from assumed conversions                          618          655
     --------------------------------------------------------------------------------------
     Weighted-average shares outstanding - diluted                    258,218      261,636
     --------------------------------------------------------------------------------------

     Earnings per share:
        Basic and diluted                                               $0.43        $0.45
     --------------------------------------------------------------------------------------


                                       6
--------------------------------------------------------------------------------

4.   CASH AND CASH EQUIVALENTS
     -------------------------

     Cash and cash equivalents at December 31, 2002 and September 30, 2002 consisted of the following:


                                                          December 31,         September 30,
     (in thousands)                                               2002                  2002
     ----------------------------------------------- ------------------ ---------------------

     Cash and due from banks                                  $206,375              $224,214
     Federal  funds sold and  securities  purchased under
       agreements to resell                                     80,039                82,150
     Other                                                     764,699               674,240
     ----------------------------------------------- ------------------ ---------------------
     Total                                                  $1,051,113              $980,604
     ----------------------------------------------- ------------------ ---------------------

     Federal Reserve Board regulations require reserve balances on deposits to be maintained with the Federal Reserve Banks by banking subsidiaries. The average required reserve balance was $5.3 million at both December 31, 2002 and September 30, 2002.

5.   SECURITIZATION OF LOANS RECEIVABLE

     From time to time, we enter into auto loan securitization transactions with qualified special purpose entities and record these transactions as sales. The following table shows details of auto loan securitization transactions for the quarters ended December 31, 2002 and 2001:


                                                                    THREE MONTHS ENDED
                                                                       DECEMBER 31
     (in thousands)                                                      2002          2001
     ---------------------------------------------------------------------------------------

     Gross sale proceeds                                             $131,620      $319,616
     Net carrying amount of loans sold                                126,104       306,260
     ---------------------------------------------------------------------------------------
     Pre-tax gain                                                      $5,516       $13,356
     ---------------------------------------------------------------------------------------


     When we sell auto loans in a securitization transaction, we record an interest-only strip receivable. The interest-only strip receivable represents our contractual right to receive interest and other cash flows from the pool of securitized loans after payment of required amounts to the holders of the securities and certain costs associated with the securitization. The gross sales proceeds include the fair value of the interest-only strips.

     We generally estimate fair value based on the present value of future expected cash flows. The key assumptions used in the present value calculations of our securitization transactions at the date of securitization were as follows:

                                       7
--------------------------------------------------------------------------------

                                                                    THREE MONTHS ENDED
                                                                       DECEMBER 31
                                                                         2002         2001
     --------------------------------------------------------------------------------------

     Excess cash flow discount rate (annual rate)                         12%          12%
     Cumulative life loss rate                                          4.27%        3.75%
     Pre-payment speed assumption (average monthly rate)                1.76%        1.50%
     --------------------------------------------------------------------------------------

     We determined these assumptions using data from comparable transactions, historical information and management's estimate. Interest-only strip receivables are generally restricted assets and subject to limited recourse provisions.

     We generally estimate the fair value of the interest-only strips at each period-end based on the present value of future expected cash flows, consistent with the methodology used at the date of securitization. The following shows the carrying value and the sensitivity of the interest-only strip receivables at December 31, 2002 and September 30, 2002 to adverse changes in the key economic assumptions used to measure fair value, which are hypothetical:


                                                              DECEMBER 31,   SEPTEMBER 30,
     (in thousands)                                                   2002            2002
     ---------------------------------------------------------------------------------------

     Carrying amount/fair value of interest-only strips            $32,166         $29,088
     ----------------------------------------------------

     Excess cash flow discount rate (annual rate)                      12%             12%
     --------------------------------------------
         Impact on fair value of 10% adverse change                  $(418)          $(400)
         Impact on fair value of 20% adverse change                  $(824)          $(789)

     Cumulative life loss rate                                       3.97%           3.63%
     -------------------------
         Impact on fair value of 10% adverse change                $(1,440)        $(1,787)
         Impact on fair value of 20% adverse change                $(3,968)        $(3,579)

     Pre-payment speed assumption (average monthly rate)              1.74%           1.73%
     ---------------------------------------------------
         Impact on fair value of 10% adverse change                $(2,987)        $(2,632)
         Impact on fair value of 20% adverse change                $(5,470)        $(5,155)
     ---------------------------------------------------------------------------------------

     This sensitivity analysis shows the hypothetical effect of a change in the assumptions used to determine the fair value of the interest-only strip receivable. Actual future market conditions may differ materially and accordingly, this sensitivity analysis should not be considered our projections of future events or losses.

     With respect to retained servicing responsibilities relating to the securitization trusts, we receive annual servicing fees ranging from 1% to 2% of the loans securitized. We also receive the rights to future cash flows, if any, arising after the investors in the securitization trust have received their contracted return.

                                       8
--------------------------------------------------------------------------------

     The following is a summary of cash flows received from and paid to securitization trusts.


                                                                    THREE MONTHS ENDED
                                                                       DECEMBER 31
     (in thousands)                                                      2002          2001
     ---------------------------------------------------------------------------------------

     Servicing fees received                                           $2,372        $1,306
     Other cash flows received                                          4,867         1,318
     Purchase of loans from trusts                                          -           422
     ---------------------------------------------------------------------------------------

     Amounts payable to the trustee for servicing income collected on behalf of the trusts of $24.4 million at December 31, 2002 and $24.9 million at September 30, 2002 are included in other banking/finance liabilities.

     The securitized loan portfolio that we manage and the related delinquencies as of December 31, 2002 and September 30, 2002 were as follows:


                                                                 December         September
     (in thousands)                                              31, 2002          30, 2002
     ---------------------------------------------------------------------------------------
     Securitized loans held by securitization trusts             $595,931          $530,896
     Delinquencies                                                 11,797             9,317
     ---------------------------------------------------------------------------------------


     Net charge-offs on the securitized loan portfolio were $3.0 million and $1.1 million during the three months ended December 31, 2002 and 2001.


                                       9
--------------------------------------------------------------------------------

6.   INTANGIBLE ASSETS AND GOODWILL
     ------------------------------

     Intangible assets at December 31, 2002 and September 30, 2002 were as follows:


                                             GROSS CARRYING    ACCUMULATED     NET CARRYING
     (in thousands)                                  AMOUNT   AMORTIZATION           AMOUNT
     ---------------------------------------------------------------------------------------
     AS OF DECEMBER 31, 2002
     Amortized intangible assets:
     Customer base                                 $231,955      $(27,228)         $204,727
     Other                                           31,546       (18,549)           12,997
     ---------------------------------------------------------------------------------------
                                                    263,501       (45,777)          217,724

     Non-amortized intangible assets:
     Management contracts                           475,474              -          475,474
     ---------------------------------------------------------------------------------------
     Total                                         $738,975      $(45,777)         $693,198
     ---------------------------------------------------------------------------------------

     AS OF SEPTEMBER 30, 2002
     Amortized intangible assets:
     Customer base                                 $231,935      $(23,358)         $208,577
     Other                                           31,546       (18,181)           13,365
     ---------------------------------------------------------------------------------------
                                                    263,481       (41,539)          221,942
     Non-amortized intangible assets:
     Management contracts                           475,304              -          475,304
     ---------------------------------------------------------------------------------------
     Total                                         $738,785      $(41,539)         $697,246
     ---------------------------------------------------------------------------------------


     Estimated amortization expense for each of the 5 succeeding fiscal years is as follows:

                                                     For the fiscal years ending
     (in thousands)                                                September 30,
     ---------------------------------------- ----------------------------------

     2003                                                                $16,934
     2004                                                                 16,934
     2005                                                                 16,934
     2006                                                                 16,934
     2007                                                                 16,934
     ---------------------------------------- ----------------------------------

     The change in the carrying value of goodwill was as follows:

     (in thousands)
     ---------------------------------------------------------------------------

     Goodwill as of September 30, 2002                                $1,321,939
     Foreign currency movements                                              696
     ---------------------------------------------------------------------------
     Goodwill as of December 31, 2002                                 $1,322,635
     ---------------------------------------------------------===---------------


                                       10
--------------------------------------------------------------------------------

     We adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") on October 1, 2001. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside a business combination and the recognition and measurement of goodwill and other intangible assets after acquisition. Under the new standard, all goodwill and indefinite-lived intangible assets, including those acquired before initial application of the standard, are not amortized but are tested for impairment at least annually. Accordingly, on October 1, 2001, we ceased to amortize goodwill and indefinite-lived assets. Our goodwill and intangible assets are mainly attributable to our investment management operating segment. Indefinite-lived intangible assets represent the value of management contracts related to our mutual funds and other investment products.

     As of March 31, 2002, we completed the impairment testing of goodwill and indefinite-lived intangible assets under the guidance set out in SFAS 142 and we determined that there was no impairment in the value of goodwill and indefinite-lived assets recorded in our books and records as of October 1, 2001. Our fiscal 2003 annual goodwill impairment assessment will be performed as of the quarter ending March 31, 2003.

7.   SEGMENT INFORMATION

     We have two operating segments: investment management and banking/finance. We based our operating segment selection process primarily on services offered. The investment management segment derives substantially all its revenues and net income from providing investment advisory, administration, distribution and related services to the Franklin, Templeton, Mutual Series, Fiduciary Trust and Bissett funds, and institutional, high net-worth and private accounts and other investment products. The banking/finance segment offers consumer lending and selected retail-banking services to individuals.

     Financial information for our two operating segments for the quarters ended December 31, 2002 and 2001 is presented in the table below. Operating revenues of the banking/finance segment are reported net of interest expense and provision for loan losses.


                                                                 OPERATING    INCOME BEFORE
     (in thousands)                                  ASSETS       REVENUES            TAXES
     -------------------------------------- ---------------- -------------- ----------------
     AS OF AND FOR THE QUARTER ENDED
      DECEMBER 31, 2002
        Investment management                    $5,397,312       $589,295         $138,935
        Banking/finance                           1,122,015         16,156            9,791
     -------------------------------------- ---------------- -------------- ----------------
        Totals                                   $6,519,327       $605,451         $148,726
     -------------------------------------- ---------------- -------------- ----------------

     AS OF AND FOR THE QUARTER ENDED
      DECEMBER 31, 2001
        Investment management                    $5,104,888       $598,959         $142,681
        Banking/finance                             984,715         19,248           15,345
     -------------------------------------- ---------------- -------------- ----------------
        Totals                                   $6,089,603       $618,207         $158,026
     -------------------------------------- ---------------- -------------- ----------------

     Operating revenues of the banking/finance segment included above were as follows:

                                       11
--------------------------------------------------------------------------------


                                                                    THREE MONTHS ENDED
                                                                       DECEMBER 31
     (in thousands)                                                     2002           2001
     ---------------------------------------------------------------------------------------

     Interest and loan fees                                           $7,824        $11,315
     Interest and dividends on investment securities                   5,250          5,395
     ---------------------------------------------------------------------------------------
     Total interest income                                            13,074         16,710
     Interest on deposits                                            (1,807)        (2,737)
     Interest on short-term debt                                        (35)          (218)
     Interest expense - inter-segment                                  (804)        (2,145)
     ---------------------------------------------------------------------------------------
     Total interest expense                                          (2,646)        (5,100)
     Net interest income                                              10,428         11,610
     Other income                                                      8,945         14,811
     Provision for loan losses                                       (3,217)        (7,173)
     ---------------------------------------------------------------------------------------
     Total operating revenues                                        $16,156        $19,248
     ---------------------------------------------------------------------------------------

     Inter-segment interest payments from the banking/finance segment to the investment management segment are based on market rates prevailing at the inception of each loan. Inter-segment interest income and expense are not eliminated in our Consolidated Statements of Income.

8.   DEBT
     ----

     In May 2001, we received approximately $490 million in net proceeds from the sale of $877 million principal amount at maturity of zero-coupon convertible senior notes due 2031 (the "Convertible Notes"). At December 31, 2002, long-term debt included $501 million in principal and $15.6 million of accrued interest related to the Convertible Notes. The Convertible Notes, which were offered to qualified institutional buyers only, carry an interest rate of 1.875% per annum, with an initial conversion premium of 43%. Each of the $1,000 (principal amount at maturity) Convertible Notes is convertible into 9.3604 shares of our common stock. We may redeem the Convertible Notes for cash on or after May 11, 2006 at their accreted value. We may have to repurchase the Convertible Notes at their accreted value, at the option of the holders, on May 11 of 2003, 2004, 2006, 2011, 2016, 2021 and 2026. In this event, we may choose to pay the purchase price in cash or shares of our common stock. The amount of convertible notes that will be redeemed depends on, among other factors, the performance of our common stock.

     We did not have any commercial paper outstanding or medium term notes issued at December 31, 2002 and at September 30, 2002.

9.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

     GUARANTEES

     Under Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", we are required to make additional disclosures about our guarantees. In addition, we will be required, on a prospective basis, to recognize in our financial statements a liability for the fair value of any guarantees issued or modified after December 31, 2002 (see Note 12). The

                                       12
--------------------------------------------------------------------------------
     following are guarantees issued as of December 31, 2002. At December 31, 2002 there was no liability recognized in our balance sheet for these guaranteed amounts as the transactions were entered into before the effective date of the fair value provision of the interpretation.

     We lease our corporate headquarters in San Mateo, California from a lessor trust under an operating lease that expires in fiscal 2005, with additional renewal options for a further period of up to 10 years. In connection with this lease, we are contingently liable for approximately $145 million in residual guarantees, representing approximately 85% of the total construction costs of $170 million. We would become liable under the residual guarantee of $145 million if we were unable or unwilling to exercise our renewal option to extend the lease term or buy the corporate headquarter buildings, or if we were unable to arrange for the sale of the building for more than $145 million.

     We are also contingently liable to purchase the corporate headquarter buildings for an amount equal to the final construction costs of $170 million if an event of default occurs under the agreement. An event of default includes, but is not limited to, failure to make lease payments when due and failure to maintain required insurance. Management considers the possibility of default under the provisions of the agreement to be remote. The lease is treated as an operating lease as none of the capitalization criteria under Statement of Financial Accounting Standards No.13, "Accounting for Leases" was met at the inception of the lease.

     In relation to the auto loan securitization transactions that we have entered into with a number of qualified special purpose entities, we are obligated to cover shortfalls in amounts due to the holders of the notes up to certain levels as specified under the related agreements. As of December 31, 2002 the maximum potential amount of future payments was $11.9 million.

     At December 31, 2002, our banking/finance operating segment had issued financial standby letters of credit totaling $9.7 million on which beneficiaries would be able to draw upon in the event of non-performance by our customers, primarily in relation to lease and lien obligations of these customers. These standby letters of credit were secured by marketable securities with a fair value of $21.3 million and commercial real estate with a fair value of $9.1 million as of December 31, 2002 and have various expiration dates from March 2003 through December 2004.

     From time to time, we sell put options giving the purchaser the right to sell shares of our common stock to us at a specified price upon exercise of the options on the designated expiration dates if certain conditions are met. These put options are treated as equity instruments and the related premium received is recorded in Stockholders' Equity as Capital in excess of par value. The likelihood that we will have to purchase our stock and the purchase price is contingent on the market value of our stock when the put option contract becomes exercisable. At December 31, 2002, there were
     4.0 million put options outstanding with various expiration dates from January through December 2003.

     OTHER COMMITMENTS AND CONTINGENCIES

     In February 2001, we signed an agreement to outsource management of our data center and distributed server operations. Under the agreement, we may end the agreement any time after March 2004 by incurring a termination charge. The maximum termination charge payable depends on the termination date, the service levels before our termination of the agreement, and costs incurred to wind down the services. Based on December 31, 2002 service levels, this termination fee would approximate $37.2 million. We do not consider it likely that we will incur

                                       13
--------------------------------------------------------------------------------
     this cost. Under the terms of the agreement, we must also pay an additional transition charge of approximately $2.7 million in March 2003.

     We are involved in various claims and legal proceedings that are considered normal in our business. While it is not feasible to predict or determine the final outcome of these proceedings, we do not believe that they should have a material adverse effect on our financial position, results of operations or liquidity.

     At December 31, 2002, our banking/finance operating segment had commitments to extend credit aggregating $302.8 million, mainly under credit card lines. We lease office space and equipment under long-term operating leases. Future minimum lease payments under non-cancelable leases are not material.

10.  TRANSACTIONS WITH VARIABLE INTEREST ENTITIES
     --------------------------------------------

     Variable interest entities ("VIEs") consist of corporations, trusts, partnerships and other entities where the equity investment holders have not contributed sufficient capital to finance the activities of the VIEs or the equity investment holders do not have defined rights and obligations normally associated with equity investments. At December 31, 2002, we were engaged in financial transactions with the following VIEs.

     LESSOR TRUST. We lease our corporate headquarters in San Mateo, California from a lessor trust under an operating lease as described in Note 9. Our maximum exposure arising from this arrangement is approximately $170 million at December 31, 2002. At this time, we believe that it is probable that we will have to consolidate the lessor trust in our financial statements as of September 30, 2003 (see Note 12).

     COLLATERALIZED DEBT OBLIGATIONS. We provide investment management services to, and have made investments in, a number of Collateralized Debt Obligation ("CDO") entities. These CDOs were established as investment vehicles for our clients and invest mainly in debt instruments. Our equity ownership interest in the CDOs is currently not sufficient to meet consolidation requirements and they are reported at fair value. We earn investment management fees, including subordinated management fees in some cases, for managing the CDOs, as well as incentive fees that are contingent on certain performance conditions. At December 31, 2002, combined assets under management in these CDOs were approximately $1.7 billion, and our maximum exposure to loss as a result of these investments was approximately $20.3 million. At this time, we believe that it is reasonably possible that we will have to either make additional disclosures about or consolidate one or more of these entities in our financial statements as of September 30, 2003.

11.  BANKING REGULATORY RATIOS
     -------------------------

     Following the acquisition of Fiduciary in April 2001, we became a bank holding company and a financial holding company subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional, discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. We must meet specific capital adequacy guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

                                       14
--------------------------------------------------------------------------------

     Quantitative measures established by regulation to ensure capital adequacy require us to maintain a minimum Tier 1 capital and Tier 1 leverage ratio (as defined in the regulations), as well as minimum Tier 1 and Total risk-based capital ratios (as defined in the regulations). Based on our calculations as of December 31, 2002, we exceeded the capital adequacy requirements applicable to us as listed below.


                                             THREE MONTHS ENDED     MINIMUM FOR OUR CAPITAL
     (in thousands)                           DECEMBER 31, 2002           ADEQUACY PURPOSES
     ------------------------------------- --------------------- ---------------------------

     Tier 1 capital                                  $2,255,015                         N/A
     Total risk-based capital                        $2,263,286                         N/A
     Tier 1 leverage ratio                                  47%                          4%
     Tier 1 risk-based capital ratio                        70%                          4%
     Total risk-based capital ratio                         70%                          8%
     ------------------------------------- --------------------- ---------------------------


12.  NEW ACCOUNTING STANDARDS
     ------------------------

     In November 2002, Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), was issued. FIN 45 addresses financial accounting and reporting for companies that issue certain guarantees. Under FIN 45, a company must recognize a liability at fair value for all guarantees entered into or modified after December 31, 2002, even when the likelihood of making any payments under the guarantee is remote. FIN 45 also requires enhanced disclosures for guarantees existing at December 31, 2002. The impact of the adoption of FIN 45 on our reported operating results and financial position is not expected to be material. See Note 9 for additional disclosures.

     In December 2002, Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS 148"), was issued. SFAS 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition to the fair value method of accounting for stock-based compensation when companies elect to expense stock options at fair value at the time of grant. SFAS 148 also requires additional interim disclosure for all companies with stock-based employee compensation. As we adopted the intrinsic value method described in APB Opinion No. 25, "Accounting for Stock Issued to Employees", the transition provision of SFAS 148 will not apply to us. The disclosure requirements will be effective for interim periods starting after December 15, 2002 and we will adopt these in our March 31, 2003 interim financial statements.

     In January 2003, Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), was issued. FIN 46 addresses reporting and disclosure requirements for VIEs. It defines a VIE as an entity that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires consolidation of a VIE by the enterprise that has the majority of the risks and rewards of ownership, referred to as the primary beneficiary. It also requires additional disclosures for an enterprise that holds a significant variable interest in a VIE, but is not the primary beneficiary. The consolidation and disclosure provisions of FIN 46 are effective immediately for VIEs created after January 31, 2003, and for interim or annual

                                       15
--------------------------------------------------------------------------------
     reporting periods beginning after June 15, 2003 for VIEs created before February 1, 2003. FIN 46 also requires interim disclosures in all financial statements issued after January 31, 2003, regardless of the date on which the VIE was created, if it reasonably possible that an enterprise will consolidate or disclose information about a VIE when FIN 46 becomes effective. We do not expect that the adoption of FIN 46 will have a material impact on our results of operations or financial condition. See
     Note 10 for interim disclosures under FIN 46.

                                       16
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to historical information, we also make some statements relating to the future, which are called "forward-looking" statements. These forward-looking statements involve a number of risks, uncertainties and other important factors, that could cause our actual results and outcomes to differ materially from any future results or outcomes expressed or implied by such forward-looking statements. Forward-looking statements are our best prediction at the time they are made, and for this reason, you should not rely too heavily on them and review the "Risk Factors" section set forth below and in our recent filings with the U.S. Securities and Exchange Commission, which describes these risks, uncertainties and other important factors in more detail.

GENERAL

We derive the majority of our operating revenues, operating expenses and net income from providing investment advisory and related services to retail mutual funds, institutional, high net-worth, private accounts and other investment products. This is our main business activity and operating segment. The mutual funds and other products that we advise, collectively called our sponsored investment products, are distributed to the public globally via five distinct names:

* Franklin   * Templeton     * Mutual Series     * Fiduciary Trust    * Bissett

Our sponsored investment products include a broad range of domestic and global/international equity, balanced/hybrid, fixed-income and money market mutual funds, as well as other investment products that meet a wide variety of specific investment needs of individuals and institutions.

The level of our revenues depends largely on the level and relative mix of assets under management. To a lesser degree, our revenues also depend on the level of mutual fund sales and the number of mutual fund shareholder accounts. The fees charged for our services are based on contracts with our sponsored investment products or our clients. These arrangements could change in the future.

Our  secondary   business  and  operating   segment  is   banking/finance.   Our
banking/finance group offers consumer lending and selected retail-banking services to high net-worth individuals, foundations and institutions.


                                       17
--------------------------------------------------------------------------------


RESULTS OF OPERATIONS
                                                              THREE MONTHS ENDED
                                                                   DECEMBER 31         PERCENT
(in millions except per share amounts)                             2002         2001    CHANGE
-----------------------------------------------------------------------------------------------

NET INCOME                                                       $109.8       $118.5      (7)%
EARNINGS PER COMMON SHARE
     Basic and diluted                                            $0.43        $0.45      (4)%
OPERATING MARGIN                                                    23%          23%         -
EBITDA MARGIN (1)                                                   29%          30%         -
-----------------------------------------------------------------------------------------------

(1) EBITDA margin is earnings before interest, taxes on income, depreciation, amortization of intangibles divided by total revenues. EBITDA margin is presented because we consider it an important indicator of the operational strength and performance. However, it should be noted that EBITDA is not a substitute for operating income, net income, cash flows and other measures of financial performance and EBITDA may not be comparable to similarly titled measures widely used in the United States of America or reported by other companies.

Net income decreased 7% during the quarter ended December 31, 2002 compared to the same quarter last year. This decrease was mainly due to lower operating revenues and investment and other income, partially offset by lower operating expenses.


ASSETS UNDER MANAGEMENT
                                                                  DECEMBER 31      DECEMBER 31
(in billions)                                                            2002             2001
-----------------------------------------------------------------------------------------------

Equity:
   Global/international                                                 $81.4            $89.4
   Domestic (U.S.)                                                       43.5             51.7
-----------------------------------------------------------------------------------------------
      Total equity                                                      124.9            141.1
-----------------------------------------------------------------------------------------------

Balanced/hybrid                                                          38.3             38.6
Fixed-income:
  Tax-free                                                               52.1             48.3
  Taxable
     Domestic                                                            27.3             25.1
     Global/international                                                 9.1              7.4
-----------------------------------------------------------------------------------------------
      Total fixed-income                                                 88.5             80.8
-----------------------------------------------------------------------------------------------

Money                                                                     6.0              5.8
-----------------------------------------------------------------------------------------------
Total                                                                  $257.7           $266.3
-----------------------------------------------------------------------------------------------
Simple monthly average for the three-month period (2)                  $254.8           $256.4
-----------------------------------------------------------------------------------------------

(2) Investment management fees from approximately 50% of our assets under management at December 31, 2002 are calculated using a daily average.

Our assets under management at December 31, 2002 were $257.7 billion, 3% lower than they were a year ago primarily due to market depreciation in the latter half of fiscal 2002. Simple monthly average assets during the quarter ended December 31, 2002 decreased 1% over the same period a year ago.


                                       18
--------------------------------------------------------------------------------

The mix of assets under management is shown below.


AS OF DECEMBER 31,                                                     2002               2001
-----------------------------------------------------------------------------------------------
PERCENTAGE OF TOTAL ASSETS UNDER MANAGEMENT
Equity                                                                  49%                53%
Fixed-income                                                            34%                30%
Balanced/hybrid                                                         15%                15%
Money                                                                    2%                 2%
-----------------------------------------------------------------------------------------------
Total                                                                  100%               100%
-----------------------------------------------------------------------------------------------

The change in the composition of assets under management resulted from market depreciation in equity assets in the latter half of fiscal 2002. This shift in asset mix led to a decrease in our effective investment management fee rate (investment management fees divided by simple monthly average assets under management). In the quarter ended December 31, 2002, the effective investment management fee rate declined to 0.55% compared to 0.56% in the same period last year.

Assets under management by shareholder location were as follows:

                                                                              DECEMBER 31
(in billions)                                                                  2002       2001
------------------------------------------------------------------------ ----------- ----------

United States                                                                $215.5     $227.6
Canada                                                                         18.1       21.0
Europe                                                                         11.1        9.6
Asia/Pacific and other                                                         13.0        8.1
------------------------------------------------------------------------ ----------- ----------
Total                                                                        $257.7     $266.3
------------------------------------------------------------------------ ----------- ----------

The change in our assets under management was as follows:


                                                          THREE MONTHS ENDED
                                                              DECEMBER 31              PERCENT
(in billions)                                                   2002         2001       CHANGE
----------------------------------------------------- --------------- ------------ ------------

Beginning assets under management                             $247.8       $246.4           1%
Sales                                                           17.1         18.9        (10)%
Reinvested distributions                                         1.4          2.6        (46)%
Redemptions                                                   (16.0)       (15.5)           3%
Distributions                                                  (2.1)        (3.7)        (43)%
Appreciation                                                     9.5         17.6        (46)%
----------------------------------------------------- --------------- ------------ ------------
Ending assets under management                                $257.7       $266.3         (3)%
----------------------------------------------------- --------------- ------------ ------------

For the quarter ended December 31, 2002, sales exceeded redemptions complex-wide by $1.1 billion, compared to $3.4 billion in the same period last year. Market appreciation of $9.5 billion in the quarter ended December 31, 2002 related primarily to equity and balanced/hybrid investment products.


                                       19
--------------------------------------------------------------------------------


OPERATING REVENUES

                                         THREE MONTHS ENDED                      2002           2001
                                            DECEMBER 31          PERCENT   PERCENT OF     PERCENT OF
(in millions)                                 2002      2001      CHANGE        TOTAL          TOTAL
----------------------------------------------------------------------------------------------------

Investment management fees                  $351.4    $356.8        (2)%          58%            58%
Underwriting and distribution fees           185.9     192.0        (3)%          31%            31%
Shareholder servicing fees                    48.1      47.3          2%           8%             8%
Other, net                                    20.1      22.1        (9)%           3%             3%
----------------------------------------------------------------------------------------------------
   Total operating revenues                 $605.5    $618.2        (2)%         100%           100%
----------------------------------------------------------------------------------------------------


SUMMARY

Total operating revenues for the quarter ended December 31, 2002 decreased 2% over the same period last year. This decrease was mainly due to lower investment management and underwriting and distribution revenues related to a decline in simple monthly average assets under management.

INVESTMENT MANAGEMENT FEES

Investment management fees account for 58% of our operating revenues in the quarter ended December 31, 2002. These fees are generally calculated under contractual arrangements with our sponsored investment products as a percentage of the market value of assets under management. Annual rates vary by investment objective and type of services provided. In return for these fees, we provide a combination of investment advisory, administrative and other management services.

Investment management fees for the quarter ended December 31, 2002 decreased 2% over the same period last year mainly due to a 1% decrease in simple monthly average assets under management and a shift in our asset mix toward fixed-income investment products, which caused a decline in our effective investment management fee rate.

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

Overall, underwriting and distribution fees for the quarter ended December 31, 2002 decreased 3% over the same period last year. Commission revenues decreased 3% over the same period last year mainly due

                                       20
--------------------------------------------------------------------------------
to a 10% decrease in product sales partially offset by a more favorable sales mix. Distribution fees decreased 4% over the same period last year primarily due to lower average assets under management.

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

Shareholder servicing fees increased 2% in the quarter ended December 31, 2002 over the same period in the prior year mainly as a result of an increase in the total number of shareholder accounts, including 0.7 million shareholder accounts added in the acquisition of Pioneer ITI AMC Limited ("Pioneer"), in July 2002. Under revised shareholder service fee agreements negotiated by our U.S. transfer agent, we expect that shareholder servicing fees will increase beginning in the quarter ending March 31, 2003.

OTHER, NET

Other, net consists mainly of revenues from the banking/finance operating segment and Fiduciary's custody services. Revenues from the banking/finance operating segment include interest income on loans, servicing income, and investment income on banking/finance investment securities, which are offset by interest expense and the provision for anticipated loan losses.

In the quarter ended December 31, 2002, other, net decreased 9% over the same period last year. This decrease was primarily due to the net effect of a $5.5 million gain resulting from the sale of a portion of our auto loan portfolio in December 2002, as compared to a $13.4 million gain on the sale of auto loans recognized in December 2001, offset by an decrease in the allowance for loan losses of our banking/finance operating segment.

                                       21
--------------------------------------------------------------------------------


OPERATING EXPENSES

                                         THREE MONTHS ENDED                       2002           2001
                                            DECEMBER 31           PERCENT   PERCENT OF     PERCENT OF
(in millions)                                 2002         2001    CHANGE        TOTAL          TOTAL
-----------------------------------------------------------------------------------------------------

Underwriting and distribution               $168.9       $172.3      (2)%          36%            36%
Compensation and benefits                    159.1        160.1      (1)%          34%            34%
Information systems, technology and
  occupancy                                   72.6         74.6      (3)%          16%            16%
Advertising and promotion                     22.6         26.4     (14)%           5%             6%
Amortization of deferred sales
  commissions                                 16.1         16.7      (4)%           3%             3%
Amortization of intangible assets              4.2          4.4      (5)%           1%             1%
Other                                         22.5         20.8        8%           5%             4%
------------------------------------------------------------------------------------------------------
   Total operating expenses                 $466.0       $475.3      (2)%         100%           100%
------------------------------------------------------------------------------------------------------

SUMMARY

Operating expenses for the quarter ended December 31, 2002 decreased 2% over the same period last year. This decrease was primarily due to a decrease in underwriting and distribution, compensation and benefits and advertising and promotion expenses.

UNDERWRITING AND DISTRIBUTION

Underwriting and distribution includes sales commissions and distribution fees paid to brokers and other third parties for selling, distributing and providing ongoing services to investors in our sponsored investment products. During the quarter ended December 31, 2002, underwriting and distribution expense decreased 2% over the same period last year consistent with similar trends in underwriting and distribution revenue.

COMPENSATION AND BENEFITS

Compensation and benefits for the quarter ended December 31, 2002 decreased 1% over the same period last year primarily related to efficiencies realized in our U.S. operations. We employed approximately 6,700 at December 31, 2002 as compared to about 6,600 at the same time last year. Our acquisition of Pioneer in July 2002 added approximately 180 employees. In order to hire and retain our key employees, we are committed to keeping our salaries and benefit packages competitive, which means that the level of compensation and benefits may increase more quickly or decrease more slowly than our revenues.

INFORMATION SYSTEMS, TECHNOLOGY AND OCCUPANCY

Information  systems,  technology  and  occupancy  costs for the  quarter  ended
December 31, 2002 decreased 3% compared to the same period last year. While continuing work on new technology initiatives and investment in our technology infrastructure, expenditures have declined from the prior year as we slowed down a number of initiatives and delayed the start of other technology projects given the current economic slowdown and our focus on cost control and management.

                                       22
--------------------------------------------------------------------------------

Details of capitalized information systems and technology costs were as follows:

                                                                        THREE MONTHS ENDED
                                                                            DECEMBER 31
(in thousands)                                                               2002         2001
-----------------------------------------------------------------------------------------------
Net book value at beginning of period                                    $121,486     $162,857
Additions during period, net of disposals and other adjustments             6,917        7,526
Amortization during period                                               (18,358)     (19,062)
-----------------------------------------------------------------------------------------------
Net book value at end of period                                          $110,045     $151,321
-----------------------------------------------------------------------------------------------


ADVERTISING AND PROMOTION

Advertising and promotion for the quarter ended December 31, 2002 decreased 14% compared to the same period last year. During the quarter ended December 31, 2001, we incurred increased promotion to assist in educating the sales channels and the investing public about the strong relative investment performance of our sponsored investment products. We are committed to invest in advertising and promotion in response to changing business conditions, which means that the level of advertising and promotion expenditures may increase more rapidly or decrease more slowly than our revenues.

AMORTIZATION OF DEFERRED SALES COMMISSIONS

Certain fund share classes, including class B, are sold without a front-end sales charge to shareholders, while at the same time, our distribution subsidiaries pay a commission on the sale. In the United States, class A shares are sold without a front-end sales charge to shareholders when minimum investment criteria are met while our U.S. distribution subsidiary pays a commission on these sales. Class C shares are sold with a front-end sales charge that is lower than the commission paid by the U.S. distributor. We defer and amortize all up-front commissions paid by our distribution subsidiaries.

We have arranged to finance some of these deferred commission assets ("DCA") arising from our U.S., Canadian and European operations through Lightning
Finance Company Limited ("LFL"), a company in which we have an ownership interest. In the United States, LFL has entered into a financing agreement with our U.S. distribution subsidiary and we maintain a continuing interest in the assets until resold by LFL. As a result, we retain DCA sold to LFL under the U.S. agreement in our financial statements and amortize them over an 8-year period until resold by LFL in a securitization, which generally occurs at least once annually. LFL did not sell any U.S. DCA in either the 3 months ended December 31, 2002 or the 3 months ended December 31, 2001 in securitization transactions. In contrast to the U.S. arrangement, LFL has entered into direct agreements with the Canadian and European sponsored investment products, and, as a result, we do not record DCA from these sources in our financial statements.

Amortization of deferred sales commissions decreased 4% for the quarter ended December 31, 2002 compared to the same period last year mainly as a result of changes in sales mix and our current financing arrangements.


                                       23
--------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)

Other income (expense) includes investment and other income and interest expense. Investment and other income is comprised mainly of the following:

* dividends from investments
* interest income from investments in bonds and government securities
* realized gains and losses on investments
* foreign currency exchange gains and losses
* miscellaneous income, including gain or loss on disposal of property.

Other income (expense) for the quarter ended December 31, 2002 decreased 39% compared to the same period last year. This decrease was mainly due to lower dividend income and realized gains on sale of investments in the current quarter.

TAXES ON INCOME

Our effective income tax rate in the quarter ended December 2002 increased to 26% compared to 25% in the same period last year. As a multi-national corporation, we provide investment management services to a wide range of international investment products, often managed from locations outside the United States. Some of these jurisdictions have lower tax rates than the United States. The mix of income (mainly investment management fees) subject to these lower rates, when aggregated with income originating in the United States, produces a lower overall effective tax rate than existing U.S. Federal and state tax rates. The effective tax rate will continue to reflect the relative contributions of foreign earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002, we had $1,051.1 million in cash and cash equivalents, as compared to $980.6 million at September 30, 2002. Cash and cash equivalents include cash, U.S. Treasury bills and other debt instruments with original maturities of three months or less and other highly liquid investments that are readily convertible into cash, including money market funds. The mix of short-term instruments and, in particular, the maturity schedules of some debt instruments, affect the level reported in cash and cash equivalents and in investments, available-for-sale in any given period. Liquid assets, which consist of cash and cash equivalents, investments available-for-sale and current receivables increased to $3,004.4 million at December 31, 2002 from $2,826.0 million at September 30, 2002.

At December 31, 2002, approximately $850 million was available to us under unused commercial paper and medium-term note programs. In addition, in fiscal 2001, we filed a shelf registration statement with the Securities and Exchange Commission permitting the issuance of debt and equity securities of up to $300 million. Our committed revolving credit facilities at December 31, 2002 totaled $420 million, of which, $210 million was under a 364-day facility. The remaining $210 million facility is under a five-year facility and will expire in June 2007. Our Fiduciary subsidiary has $350 million available in uncommitted bank lines under the Federal Reserve Funds system.

Our ability to access the capital markets in a timely manner depends on a number of factors including our credit rating, the condition of the global economy, investors' willingness to purchase our securities,

                                       24
--------------------------------------------------------------------------------
interest rates, credit spreads and the equity market valuation levels. In extreme circumstances, we might not be able to access this liquidity readily.

Outstanding debt increased to $620.5 million at December 31, 2002 compared to $603.0 million at September 30, 2002. As of December 31, 2002, outstanding debt consists of $516.6 million in principal and accrued interest related to outstanding convertible notes that we issued in May 2001 and $103.9 million of other long-term debt. As of September 30, 2002, outstanding debt included $514.2 million related to the convertible notes and $88.8 million of other long-term debt. Each of the $1,000 (principal amount at maturity) convertible notes is convertible into 9.3604 shares of our common stock. We may redeem the convertible notes for cash on or after May 11, 2006 at their accreted value. We may have to repurchase the convertible notes at their accreted value, at the option of the holders, on May 11 of 2003, 2004, 2006, 2011, 2016, 2021 and 2026.
In this event, we may choose to pay the purchase price in cash or shares of our common stock. The amount of convertible notes that will be redeemed depends on, among other factors, the performance of our common stock. Redemption of the convertible notes may require us to obtain alternative financing, which may increase future interest expense. Other long-term debt consists mainly of deferred commission liability recognized in relation to the U.S. DCA financed by LFL that has not yet been sold by LFL in a securitization transaction. The increase in outstanding debt from September 30, 2002 is due to U.S. DCA financed by LFL and the accretion of interest on the convertible notes.

We have arranged with LFL for non-recourse financing of sales commissions advanced on sales of our B and C shares globally. The sales commissions that we have financed through LFL during the quarter ended December 31, 2002 were approximately $32.0 million compared to $29.4 million over the same period last year.

Our banking/finance operating segment periodically enters into auto loan securitization transactions with qualified special purpose entities, which then issue asset-backed securities to private investors. The outstanding loan balances held by these special purpose entities were $595.9 million as of December 31, 2002 and $530.9 million as of September 30, 2002. Our ability to access the securitization market will directly affect our plans to finance the auto loan portfolio in the future.

At December 31, 2002, the banking/finance operating segment had commitments to extend credit aggregating $302.8 million, mainly under its credit card lines, and had issued financial standby letters of credit totaling $9.7 million that expire through December 2004. The standby letters of credit are secured by marketable securities and commercial real estate.

During the quarter ended December 2002, we purchased approximately 1.5 million shares of our common stock at a cost of $46.3 million. In January 2003, we increased the number of shares of our common stock authorized for purchase by 10 million shares.

We also sold put options giving the purchaser the right to sell 1.0 million shares of our common stock to us at a specified price upon exercise of the options on the designated expiration dates if certain conditions are met. At December 31, 2002, there were 4.0 million put options outstanding with various expiration dates from January 2003 through December 2003.

We expect that the main uses of cash will be to:

* expand our core business
* make strategic acquisitions
* acquire shares of our common stock

                                       25
--------------------------------------------------------------------------------

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

In addition, please refer to Note 1 to the financial statements contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2002 for further discussion of our accounting policies. Estimates, by their nature, are based on judgment and available information. Differences between actual results and these estimates could have a material impact on our financial statements.

INTANGIBLE ASSETS

At December 31, 2002 our assets included intangible assets as follows:


(in thousands)                                               NET CARRYING AMOUNT
------------------------------------------------------- ------------------------

Goodwill                                                              $1,322,635
Intangible assets - definite-lived                                       217,724
Intangible assets - indefinite-lived                                     475,474
------------------------------------------------------- ------------------------
Total                                                                 $2,015,833
------------------------------------------------------- ------------------------

Under Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", we are required to test the fair value of goodwill and indefinite-lived intangibles for impairment at least once a year. As of March 31, 2002, we completed the initial impairment testing of goodwill and


                                       26
--------------------------------------------------------------------------------
indefinite-lived intangible assets and we determined that there was no impairment to the goodwill and indefinite-lived assets recorded in our books and records as of October 1, 2001. While we believe that our testing was appropriate, it involved the use of estimates and assumptions. We are also required to consider if any impairment has occurred to definite-lived intangible assets. Based on our review and evaluation, we do not believe any impairment has occurred. Our fiscal 2003 annual goodwill impairment assessment will be performed as of the quarter ending March 31, 2003.

INCOME TAXES

As a multinational corporation, we operate in various locations outside the United States. We have not made a provision for U.S. taxes on the cumulative undistributed earnings of foreign subsidiaries as those earnings are intended to be reinvested for an indefinite period of time. These earnings approximated $2.0 billion at December 31, 2002. Changes to our policy of reinvesting foreign earnings may have a significant effect on our financial condition and results of operation.

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

We evaluate our investments for other-than-temporary decline in value on a periodic basis. This may exist when the fair value of an investment security has been below the current value for an extended period of time. As most of our investments are carried at fair value, if an other-than-temporary decline in value is determined to exist, the unrealized investment loss recorded net of tax in accumulated other comprehensive income is realized as a charge to net income, in the period in which the other-than-temporary decline in value is determined. During fiscal 2002, we recognized $60.1 million for an other-than-temporary decline in the value of certain investments. While we believe that we have accurately estimated the amount of other-than-temporary decline in value in our portfolio, different assumptions could result in changes to the recorded amounts in our financial statements.

LOSS CONTINGENCIES

We are involved in various lawsuits and claims encountered in the normal course of business. When such a matter arises and periodically thereafter, we consult with our legal counsel and evaluate the merits of the claim based on the facts available at that time. In management's opinion, an adequate accrual has been made as of December 31, 2002 to provide for any losses that may arise from these matters.

VARIABLE INTEREST ENTITIES

In the United States, the Financial Accounting Standards Board ("FASB") has recently issued Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46") which defines a variable interest entity ("VIE") as an entity that either does not have equity investors with voting rights or has


                                       27
--------------------------------------------------------------------------------
equity investors that do not provide sufficient financial resources for the entity to support its activities. This interpretation requires consolidation of a VIE by the enterprise that has the majority of the risks and rewards of ownership, referred to as the primary beneficiary. It also requires additional disclosures for an enterprise that holds a significant variable interest in a VIE, but is not the primary beneficiary. FIN 46 is effective for our fiscal year ending September 30, 2003 in relation to entities created prior to February 1, 2003 and we are currently evaluating its impact on our existing investments.
This evaluation requires us to make certain assumptions and estimates in calculating the extent of our interest in such entities, which may impact our treatment of a lessor trust and certain collateralized debt obligations described below.

LESSOR TRUST. We lease our corporate headquarters in San Mateo, California from a lessor trust under an operating lease that expires in fiscal 2005, with additional renewal options for a further period of up to 10 years (see Note 10 to the financial statements). At this time, we believe that it is probable that we will have to consolidate the lessor trust in our financial statements as of September 30, 2003.

COLLATERALIZED DEBT OBLIGATIONS. We provide investment management services to, and have made investments in, a number of Collateralized Debt Obligation ("CDO") entities (see Note 10 to the financial statements). At this time, we believe that it is reasonably possible that we will have to either make additional disclosures about or consolidate one or more of these entities in our financial statements as of September 30, 2003.


                                       28
--------------------------------------------------------------------------------

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

                                       29
--------------------------------------------------------------------------------

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

WE ARE SUBJECT TO FEDERAL RESERVE BOARD REGULATION. Upon completion of our acquisition of Fiduciary, we became a bank holding company and a financial holding company subject to the supervision and regulation of the Federal Reserve Board. We are subject to the restrictions, limitations, or prohibitions of the Bank Holding Company Act of 1956 and the Gramm-Leach Bliley Act. The Federal Reserve Board may impose additional limitations or restrictions on our activities, including if the Federal Reserve Board

                                       30
--------------------------------------------------------------------------------
believes that we do not have the appropriate financial and managerial resources to commence or conduct an activity or make an acquisition. The Federal Reserve Board may also take actions as appropriate to enforce applicable federal law.

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


                                       31
--------------------------------------------------------------------------------

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our financial position is subject to market risk: the potential loss due to changes in the value of investments resulting from adverse changes in interest rates, foreign exchange and/or equity prices. Management is responsible for managing this risk. Our Enterprise Risk Management Committee is responsible for providing a framework to assist management to identify, assess and manage market and other risks.

We are exposed to changes in interest rates mainly through our debt transactions and portfolio debt holdings available-for-sale, which are carried at fair value in our financial statements. As of December 31, 2002 a significant percentage of our outstanding debt is at fixed interest rates. In our banking/finance operating segment, we monitor the net interest rate margin and the average maturity of interest earning assets, as well as funding sources. In addition, we have considered the potential impact of the effect on the banking/finance operating segment, our outstanding debt and portfolio debt holdings, individually and collectively, of a 100 basis point (1%) movement in market interest rates as of December 31, 2002. We do not expect this change would have a material impact on our operating revenues or results of operations in either scenario.

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

ITEM 4.  CONTROLS AND PROCEDURES

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

Within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, the Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's principal executive officer and the Company's principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.

(b) CHANGES IN INTERNAL CONTROLS. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this Quarterly Report on Form 10-Q.


                                       32
--------------------------------------------------------------------------------

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material developments in the litigation previously reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2002 as filed with the Securities and Exchange Commission on December 18, 2002. We are involved from time to time in litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect our business or financial position.

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

Exhibit 3(ii) Registrant's Amended and Restated By-Laws incorporated by reference to Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002

Exhibit 4.1 Indenture between Franklin Resources, Inc. and The Bank of New York dated May 11, 2001 incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-3, filed on August 6, 2001

Exhibit 4.2 Registration Rights Agreement between Franklin Resources, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch") dated May 11, 2001 incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-3, filed on August 6, 2001

Exhibit 4.3 Form of Liquid Yield Option Note due 2031 (Zero Coupon-Senior) (included in Exhibit 4.2 hereto)

Exhibit 4.4 Registration Rights Agreement between Franklin Resources, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch") dated May 11, 2001, incorporated by reference to the Registrant's Registration Statement on Form S-3, filed on August 6, 2001

                                       33
--------------------------------------------------------------------------------

Exhibit 10.68 2002 Universal Stock Incentive Plan as approved by the Board of Directors on October 10, 2002 and the Stockholders at the Annual Meeting held on January 30, 2003

Exhibit 12          Computations of ratios of earnings to fixed charges

Exhibit 99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K:

     (i) Form 8-K filed on October 24, 2002 reporting under Item 5 "Other Events" an earnings press release, dated October 24, 2002, and including said press release as an Exhibit under Item 7 "Financial Statements and Exhibits"




                                       34
--------------------------------------------------------------------------------

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   FRANKLIN RESOURCES, INC.
                                   ------------------------
                                   Registrant.


Date:  February 13, 2003           /s/ Martin L. Flanagan
                                   ----------------------
                                   Martin L. Flanagan
                                   President and Chief Financial Officer


                                       35
--------------------------------------------------------------------------------

                                 CERTIFICATIONS

I, Charles B. Johnson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Franklin Resources, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


                                       36
--------------------------------------------------------------------------------

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 13, 2003            /s/ Charles B. Johnson
                                   ----------------------
                                   Charles B. Johnson
                                   Chief Executive Officer


                                       37
--------------------------------------------------------------------------------

I, Martin L. Flanagan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Franklin Resources, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


                                       38
--------------------------------------------------------------------------------

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 13, 2003            /s/ Martin L. Flanagan
                                   ----------------------
                                   Martin L. Flanagan
                                   Chief Financial Officer


                                       39
--------------------------------------------------------------------------------