Form 10-Q
period 2003-03-31
FRANKLIN RESOURCES INC
filed 2003-05-12
CIK 38777

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For Quarterly Period Ended March 31, 2003
                                       OR
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Outstanding: 253,468,709 shares, common stock, par value $.10 per share at April 30, 2003.

--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
                                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                                                       MARCH 31                 MARCH 31
(in thousands, except per share data)              2003         2002        2003        2002
---------------------------------------------------------------------------------------------
OPERATING REVENUES:
  Investment management fees                   $347,897     $365,778    $699,309    $722,576
  Underwriting and distribution fees            194,158      197,537     380,095     389,544
  Shareholder servicing fees                     55,315       48,024     103,366      95,365
  Other, net                                     15,765       14,629      35,816      36,690
---------------------------------------------------------------------------------------------
     TOTAL OPERATING REVENUES                   613,135      625,968   1,218,586   1,244,175
---------------------------------------------------------------------------------------------

OPERATING EXPENSES:
  Underwriting and distribution                 173,068      177,327     341,915     349,594
  Compensation and benefits                     160,809      159,764     319,927     319,907
  Information systems, technology and
     occupancy                                   71,404       73,197     143,999     147,791
  Advertising and promotion                      24,226       25,481      46,870      51,906
  Amortization of deferred sales commissions     17,040       17,047      33,085      33,790
  Amortization of intangible assets               4,238        4,258       8,472       8,633
  Other                                          22,644       20,875      45,157      41,670
---------------------------------------------------------------------------------------------
     TOTAL OPERATING EXPENSES                   473,429      477,949     939,425     953,291
---------------------------------------------------------------------------------------------

Operating income                                139,706      148,019     279,161     290,884

OTHER INCOME/(EXPENSES):
  Investment and other income                    15,558       14,782      27,861      33,111
  Interest expense                              (3,037)      (2,808)     (6,069)     (5,976)
---------------------------------------------------------------------------------------------
     Other income, net                           12,521       11,974      21,792      27,135
---------------------------------------------------------------------------------------------

Income before taxes on income                   152,227      159,993     300,953     318,019
Taxes on income                                  42,624       39,997      81,590      79,504

---------------------------------------------------------------------------------------------
NET INCOME                                     $109,603     $119,996    $219,363    $238,515
---------------------------------------------------------------------------------------------

Earnings per share:
     Basic                                        $0.43        $0.46       $0.85       $0.91
     Diluted                                      $0.43        $0.46       $0.85       $0.91

Dividends per share                              $0.075       $0.070      $0.150      $0.140


        See accompanying notes to the consolidated financial statements.

                                       2
--------------------------------------------------------------------------------


FRANKLIN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

                                                                        UNAUDITED
                                                                         MARCH 31  SEPTEMBER 30
(in thousands)                                                               2003          2002
------------------------------------------------------------------------------------------------

ASSETS
Current assets:
   Cash and cash equivalents                                             $701,020      $829,237
   Receivables                                                            286,594       292,325
   Investment securities, available-for-sale                            1,286,326     1,103,463
   Prepaid expenses and other                                              95,559        97,783
------------------------------------------------------------------------------------------------
      Total current assets                                              2,369,499     2,322,808
------------------------------------------------------------------------------------------------

Banking/finance assets:
   Cash and cash equivalents                                              123,866       151,367
   Loans receivable, net                                                  516,679       444,338
   Investment securities, available-for-sale                              474,194       449,629
   Other                                                                   39,769        45,889
------------------------------------------------------------------------------------------------
      Total banking/finance assets                                      1,154,508     1,091,223
------------------------------------------------------------------------------------------------

Non-current assets:
   Investments, other                                                     258,346       263,927
   Deferred sales commissions                                             162,670       130,617
   Property and equipment, net                                            379,571       394,172
   Intangible assets, net                                                 690,479       697,246
   Goodwill                                                             1,327,582     1,321,939
   Receivable from banking/finance group                                  183,200       100,705
   Other                                                                   80,450       100,101
------------------------------------------------------------------------------------------------
      Total non-current assets                                          3,082,298     3,008,707
------------------------------------------------------------------------------------------------

      TOTAL ASSETs                                                     $6,606,305    $6,422,738
------------------------------------------------------------------------------------------------


              See accompanying notes to the consolidated financial statements.

                                       3
--------------------------------------------------------------------------------


FRANKLIN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
                                                                        UNAUDITED
                                                                         MARCH 31  SEPTEMBER 30
(in thousands except share data)                                             2003          2002
------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Compensation and benefits                                             $171,848      $228,093
   Current maturities of long-term debt                                     4,216         7,830
   Accounts payable and accrued expenses                                  125,510       117,246
   Commissions                                                             81,408        81,033
   Income taxes                                                            14,166        12,510
   Other                                                                    8,363         8,307
------------------------------------------------------------------------------------------------
      Total current liabilities                                           405,511       455,019
------------------------------------------------------------------------------------------------

Banking/finance liabilities:
   Deposits                                                               720,188       733,571
   Payable to Parent                                                      183,200       100,705
   Other                                                                   59,769        49,660
------------------------------------------------------------------------------------------------
      Total banking/finance liabilities                                   963,157       883,936
------------------------------------------------------------------------------------------------

Non-current liabilities:
   Long-term debt                                                         636,086       595,148
   Deferred taxes                                                         187,466       175,176
   Other                                                                   45,598        46,513
------------------------------------------------------------------------------------------------
      Total non-current liabilities                                       869,150       816,837
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
      Total liabilities                                                 2,237,818     2,155,792
------------------------------------------------------------------------------------------------

Commitments and contingencies (Note 10)
Stockholders' equity:
   Preferred stock, $1.00 par value,  1,000,000 shares authorized; none         -             -
   issued
   Common stock, $0.10 par value, 500,000,000 shares authorized;           25,546        25,856
   255,463,878 and 258,555,285 shares issued and outstanding, for March and September
   Capital in excess of par value                                         504,810       598,196
   Retained earnings                                                    3,883,497     3,702,636
   Accumulated other comprehensive loss                                  (45,366)      (59,742)
------------------------------------------------------------------------------------------------
      Total stockholders' equity                                        4,368,487     4,266,946
------------------------------------------------------------------------------------------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $6,606,305    $6,422,738
------------------------------------------------------------------------------------------------


                  See accompanying notes to the consolidated financial statements.

                                       4
--------------------------------------------------------------------------------

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED                                                                    SIX MONTHS ENDED
                                                                                 MARCH 31
(in thousands)                                                              2003           2002
------------------------------------------------------------------------------------------------
NET INCOME                                                              $219,363       $238,515

Adjustments to reconcile net income to net cash
  provided by operating activities:
Decrease in receivables, prepaid expenses and other                       29,863        133,644
Net advances of deferred sales commissions                              (65,381)       (76,118)
Increase in other current liabilities                                      2,290         64,925
Increase in income taxes payable                                           1,656          7,468
Increase in commissions payable                                              374          2,249
Decrease in accrued compensation and benefits                           (27,870)       (38,756)
Depreciation and amortization                                             87,926         91,134
Losses/(gains) on disposal of assets                                       2,240        (5,433)
------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                250,461        417,628
------------------------------------------------------------------------------------------------

Purchase of investments                                              (1,114,217)      (787,795)
Liquidation of investments                                               897,620        981,974
Purchase of banking/finance investments                                (108,547)       (84,780)
Liquidation of banking/finance investments                               168,596        143,115
Net proceeds from securitization of loans receivable                     124,989        299,980
Net origination of loans receivable                                    (198,589)      (239,147)
Additions of property and equipment                                     (32,052)       (27,992)
Proceeds from sale of property                                               143          9,534
------------------------------------------------------------------------------------------------
Net cash (used in)/provided by investing activities                    (262,057)        294,889
------------------------------------------------------------------------------------------------

(Decrease)/increase in bank deposits                                    (13,382)         72,362
Exercise of common stock options                                             729         12,010
Net put option premiums and settlements                                    2,862            895
Dividends paid on common stock                                          (37,404)       (35,129)
Purchase of stock                                                      (133,322)        (8,070)
Increase in debt                                                          42,686         43,799
Payments on debt                                                         (6,291)        (4,146)
------------------------------------------------------------------------------------------------
Net cash (used in)/provided by financing activities                    (144,122)         81,721
------------------------------------------------------------------------------------------------
(Decrease)/increase in cash and cash equivalents                       (155,718)        794,238
Cash and cash equivalents, beginning of  period                          980,604        622,775
------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                $824,886     $1,417,013
------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
  Value of common stock issued, principally restricted stock             $28,376        $28,151

                  See accompanying notes to the consolidated financial statements.

                                       5
--------------------------------------------------------------------------------

                            FRANKLIN RESOURCES, INC.
                   Notes to Consolidated Financial Statements
                                 March 31, 2003
                                   (Unaudited)

     1.   Basis of Presentation
          ---------------------

          We have prepared these unaudited interim financial statements of Franklin Resources, Inc. and its consolidated subsidiaries in accordance with the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. Under these rules and regulations, we have shortened or omitted some information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles. We believe that we have made all adjustments necessary for a fair statement of the results of operations for the periods shown. All adjustments are normal and recurring. You should read these financial statements together with our audited financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2002. Certain amounts for the comparative prior year periods have been reclassified to conform to the financial presentation for and at the periods ended March 31, 2003.

     2.   Comprehensive Income
          --------------------

          The following table shows comprehensive income for the three and six months ended March 31, 2003 and 2002.

                                                                THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                      MARCH 31             MARCH 31
          (in thousands)                                          2003        2002     2003       2002
          ---------------------------------------------------------------------------------------------
          Net income                                          $109,603    $119,996 $219,363   $238,515
          Net unrealized (loss)/gain on available-for-sale
              securities, net of tax                           (4,629)       3,610    3,155      6,181
          Foreign currency translation adjustments               3,464     (2,217)   11,221    (8,852)
          ---------------------------------------------------------------------------------------------
          Comprehensive income                                $108,438    $121,389 $233,739   $235,844
          ---------------------------------------------------------------------------------------------

                                       6
--------------------------------------------------------------------------------

     3.   Earnings per Share
          ------------------

          We computed earnings per share as follows:

                                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                                            MARCH 31                MARCH 31
          (in thousands except per share
             amounts)                                   2003        2002        2003         2002
          ----------------------------------------------------------------------------------------

          Net income                                $109,603    $119,996    $219,363     $238,515
          ----------------------------------------------------------------------------------------

          Weighted-average shares
             outstanding - basic                     257,023     261,596     257,315      261,284
          Incremental shares from assumed
             conversions                                 631         515         603          697
          ----------------------------------------------------------------------------------------
          Weighted-average shares
          outstanding - diluted                      257,654     262,111     257,918      261,981
          ----------------------------------------------------------------------------------------

          Earnings per share:
             Basic and diluted                         $0.43       $0.46       $0.85        $0.91
          ----------------------------------------------------------------------------------------

     4.   Employee Stock Option and Investment Plans
          ------------------------------------------

          Under our stock option plan, we may award options to some employees. In addition, we have a qualified, non-compensatory Employee Stock Investment Plan ("ESIP"), which allows participants who meet certain eligibility criteria to buy shares of common stock at 90% of their market value on defined dates. We account for these plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no compensation costs are recognized with respect to stock options granted that have an exercise price equal to the market value of the underlying stock at the date of grant, or with respect to shares issued under the ESIP.

          If we had determined compensation costs for our stock option plans and our ESIP based upon fair values at the grant dates in accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", our net income and earnings per share would have been reduced to the pro forma amounts indicated below. For pro forma purposes, the estimated fair value of options was calculated using the Black-Scholes option-pricing model and is amortized over the options' vesting periods.

                                       7
--------------------------------------------------------------------------------


                                                         THREE MONTHS ENDED      SIX MONTHS ENDED
                                                               MARCH 31              MARCH 31
          (in thousands)                                    2003      2002       2003       2002
          ---------------------------------------------------------------------------------------
          Net Income, as reported                       $109,603  $119,996   $219,363   $238,515
          Less: additional stock-based compensation
          expense determined under the fair value
          method, net of tax                              17,414    15,012     33,949     28,056
          ---------------------------------------------------------------------------------------
            PRO FORMA NET INCOME                         $92,189  $104,984   $185,414   $210,459
          ---------------------------------------------------------------------------------------

          BASIC EARNINGS PER SHARE
            As reported                                    $0.43     $0.46      $0.85      $0.91
            Pro forma                                      $0.36     $0.40      $0.72      $0.81

          DILUTED EARNINGS PER SHARE
            As reported                                    $0.43     $0.46      $0.85      $0.91
            Pro forma                                      $0.36     $0.40      $0.72      $0.80
          ---------------------------------------------------------------------------------------


     5.   Cash and Cash Equivalents
          -------------------------

          Cash and cash equivalents at March 31, 2003 and September 30, 2002 consisted of the following:

                                                                    MARCH 31,       SEPTEMBER 30,
          (in thousands)                                                 2003                2002
          ----------------------------------------------- -------------------- -------------------

          Cash and due from banks                                    $245,970            $224,214
          Federal funds sold and securities purchased under
           agreements to resell                                        50,445              82,150
          Other                                                       528,471             674,240
          ----------------------------------------------- -------------------- -------------------
           Total                                                     $824,886            $980,604
          ----------------------------------------------- -------------------- -------------------

        Cash and cash equivalents - other includes money market mutual fund investments and U.S. Treasury bills. Federal Reserve Board regulations require reserve balances on deposits to be maintained with the Federal Reserve Banks by banking subsidiaries. The required reserve balance was $2.4 million as of March 31, 2003 and $5.3 million as of September 30, 2002.

     6.   Securitization of Loans Receivable
          ----------------------------------

          From time to time, we enter into auto loan securitization transactions with qualified special purpose entities and record these transactions as sales. The following table shows details of auto loan securitization transactions for the three and six months ended March 31, 2003 and 2002:


                                       8
--------------------------------------------------------------------------------


                                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                                          MARCH 31                  MARCH 31
          (in thousands)                              2003        2002         2003         2002
          ---------------------------------------------------------------------------------------
          Gross sale proceeds                           $-          $-     $131,620     $319,616
          Net carrying amount of loans sold              -           -      126,104      306,260
          ---------------------------------------------------------------------------------------
          Pre-tax gain                                  $-          $-       $5,516      $13,356
          ---------------------------------------------------------------------------------------

          When we sell auto loans in a securitization transaction, we record an interest-only strip receivable. The interest-only strip receivable represents our contractual right to receive interest from the pool of securitized loans after the payment of required amounts to holders of the securities and certain other costs associated with the securitization. Gross sales proceeds include the fair value of the interest-only strips.

          We generally estimate fair value based on the present value of future expected cash flows. The key assumptions used in the present value calculations of our securitization transactions at the date of securitization were as follows:

                                                                THREE MONTHS      SIX MONTHS
                                                                   ENDED             ENDED
                                                                  MARCH 31          MARCH 31
                                                                2003     2002     2003     2002
          --------------------------------------------------------------------------------------

          Excess cash flow discount rate (annual rate)             -        -      12%      12%
          Cumulative life loss rate                                -        -    4.27%    3.75%
          Pre-payment speed assumption (average monthly rate)      -        -    1.76%    1.50%
          --------------------------------------------------------------------------------------

          We determined these assumptions using data from comparable transactions, historical information and management's estimate. Interest-only strip receivables are generally restricted assets and subject to limited recourse provisions.

          We generally estimate the fair value of the interest-only strips at each period-end based on the present value of future expected cash flows, consistent with the methodology used at the date of securitization. The following shows the carrying value and the sensitivity of the interest-only strip receivables at March 31, 2003 and September 30, 2002 to adverse changes in the key economic assumptions used to measure fair value, which are hypothetical:


                                       9
--------------------------------------------------------------------------------

                                                                      MARCH 31,   SEPTEMBER 30,
          (in thousands)                                                   2003            2002
          ---------------------------------------------------------------------------------------

          Carrying amount/fair value of interest-only strips            $27,146         $29,088
          ---------------------------------------------------

          Excess cash flow discount rate (annual rate)                      12%             12%
          --------------------------------------------
              Impact on fair value of 10% adverse change                  $(388)          $(400)
              Impact on fair value of 20% adverse change                  $(765)          $(789)

          Cumulative life loss rate                                       3.95%           3.63%
          -------------------------
              Impact on fair value of 10% adverse change                $(1,827)        $(1,787)
              Impact on fair value of 20% adverse change                $(3,651)        $(3,579)

          Pre-payment speed assumption (average monthly rate)             1.70%           1.73%
          --------------------------------------------------
              Impact on fair value of 10% adverse change                $(2,896)        $(2,632)
              Impact on fair value of 20% adverse change                $(5,461)        $(5,155)
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

          The following is a summary of cash flows received from and paid to securitization trusts.

                                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                                          MARCH 31                 MARCH 31
          (in thousands)                             2003         2002         2003         2002
          ---------------------------------------------------------------------------------------

          Servicing fees received                  $2,696       $2,092       $5,069       $3,397
          Other cash flows received                 4,266        4,603        9,132        5,922
          Purchase of loans from trusts            10,363        7,964       10,363        8,380
          ---------------------------------------------------------------------------------------

          Amounts payable to the trustee for servicing income collected on behalf of the trusts of $26.5 million at March 31, 2003 and $24.9 million at September 30, 2002 are included in other banking/finance liabilities.

          The securitized loan portfolio that we manage and the related delinquencies as of March 31, 2003 and September 30, 2002 were as follows:


                                       10
--------------------------------------------------------------------------------

                                                                     March 31,     September 30,
          (in thousands)                                                  2003              2002
          ---------------------------------------------------------------------------------------
          Securitized loans held by securitization trusts             $521,560          $530,896
          Delinquencies                                                 10,991             9,317
          ---------------------------------------------------------------------------------------

          Net charge-offs on the securitized loan portfolio were $3.0 million and $1.6 million during the three months ended March 31, 2003 and 2002 and $6.0 million and $2.7 million during the six months ended March 31, 2003 and 2002.

     7.   Intangible Assets and Goodwill
          ------------------------------

          Intangible assets at March 31, 2003 and September 30, 2002 were as follows:


                                                  GROSS CARRYING    ACCUMULATED     NET CARRYING
          (in thousands)                                  AMOUNT   AMORTIZATION           AMOUNT
          ---------------------------------------------------------------------------------------

          AS OF MARCH 31, 2003
          Amortized intangible assets:
          Customer base                                 $232,321      $(31,182)         $201,139
          Other                                           31,546       (18,917)           12,629
          ---------------------------------------------------------------------------------------
                                                         263,867       (50,099)          213,768

          Non-amortized intangible assets:
          Management contracts                           476,711              -          476,711
          ---------------------------------------------------------------------------------------
          Total                                         $740,578      $(50,099)         $690,479
          ---------------------------------------------------------------------------------------

          AS OF SEPTEMBER 30, 2002
          Amortized intangible assets:
          Customer base                                 $231,935      $(23,358)         $208,577
          Other                                           31,546       (18,181)           13,365
          ---------------------------------------------------------------------------------------
                                                         263,481       (41,539)          221,942

          Non-amortized intangible assets:
          Management contracts                           475,304              -          475,304
          ---------------------------------------------------------------------------------------
          Total                                         $738,785      $(41,539)         $697,246
          ---------------------------------------------------------------------------------------

          Estimated amortization expense for each of the next 5 fiscal years is as follows:

                                                     FOR THE FISCAL YEARS ENDING
          (in thousands)                                           SEPTEMBER 30,
          ---------------------------------------- -----------------------------

          2003                                                           $16,959
          2004                                                            16,959
          2005                                                            16,959
          2006                                                            16,959
          2007                                                            16,959
          ---------------------------------------- -----------------------------


                                       11
--------------------------------------------------------------------------------

          The change in the carrying value of goodwill was as follows:

          (in thousands)
          ----------------------------------------------------------------------

          Goodwill as of September 30, 2002                           $1,321,939
          Foreign currency movements                                       5,643
          ----------------------------------------------------------------------
          Goodwill as of March 31, 2003                               $1,327,582
          ----------------------------------------------------------------------

          We adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") on October 1, 2001. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside a business combination and the recognition and measurement of goodwill and other intangible assets after acquisition. Under the new standard, all goodwill and indefinite-lived intangible assets, including those acquired before initial application of the standard, are not amortized but are tested for impairment at least annually. Accordingly, on October 1, 2001, we ceased to amortize goodwill and indefinite-lived assets. All of our goodwill and intangible assets relate to our investment management operating segment. Indefinite-lived intangible assets represent the value of management contracts related to our mutual funds and other investment products.

          As of March 31, 2003, we completed the annual impairment testing of goodwill and indefinite-lived intangible assets under the guidance set out in SFAS 142 and we determined that there was no impairment in the value of goodwill and indefinite-lived assets recorded in our books and records as of October 1, 2002.

     8.   Segment Information
          -------------------

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

          Financial information for our two operating segments for the three and six months ended March 31, 2003 and 2002 is presented in the table below. Operating revenues of the banking/finance segment are reported net of interest expense and provision for loan losses.


                                       12
--------------------------------------------------------------------------------

                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                        MARCH 31                    MARCH 31
          (in thousands)                           2003          2002          2003         2002
          ---------------------------------------------------------------------------------------
          OPERATING REVENUES
          Investment management                $600,787      $617,794    $1,190,082   $1,216,753
          Banking/finance                        12,348         8,174        28,504       27,422
          ---------------------------------------------------------------------------------------
          Total                                $613,135      $625,968    $1,218,586   $1,244,175
          ---------------------------------------------------------------------------------------

          INCOME BEFORE TAXES
          Investment management                $146,777      $156,700      $285,712     $299,381
          Banking/finance                         5,450         3,293        15,241       18,638
          ---------------------------------------------------------------------------------------
          Total                                $152,227      $159,993      $300,953     $318,019
          ---------------------------------------------------------------------------------------

          Operating segment assets were as follows:

                                                           MARCH 31,              SEPTEMBER 30,
          (in thousands)                                        2003                       2002
        ---------------------------------------------------------------------------------------

          Investment management                           $5,451,797                 $5,331,515
          Banking/finance                                  1,154,508                  1,091,223
          ---------------------------------------------------------------------------------------
          Total                                           $6,606,305                 $6,422,738
          ---------------------------------------------------------------------------------------


          Operating revenues of the banking/finance segment included above were as follows:


                                                           THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                  MARCH 31              MARCH 31
          (in thousands)                                      2003       2002       2003       2002
          ------------------------------------------------------------------------------------------

          Interest and loan fees                            $8,101     $6,608    $15,964    $17,923
          Interest and dividends on investment securities    5,852      4,112     10,862      9,507
          -----------------------------------------------------------------------------------------
          Total interest income                             13,953     10,720     26,826     27,430
          Interest on deposits                             (1,791)    (2,340)    (3,380)    (5,077)
          Interest on short-term debt                        (110)       (57)      (198)      (275)
          Interest expense - inter-segment                   (605)    (1,341)    (1,409)    (3,486)
          -----------------------------------------------------------------------------------------
          Total interest expense                           (2,506)    (3,738)    (4,987)    (8,838)
          Net interest income                               11,447      6,982     21,839     18,592
          Other income                                       4,234      4,351     13,215     19,162
          Provision for loan losses                        (3,333)    (3,159)    (6,550)   (10,332)
          -----------------------------------------------------------------------------------------
          Total operating revenues                         $12,348     $8,174    $28,504    $27,422
          -----------------------------------------------------------------------------------------

          Inter-segment interest payments from the banking/finance segment to the investment management segment are based on market rates prevailing at the inception of each loan. Inter-segment interest income and expense are not eliminated in our Consolidated Statements of Income.

                                       13
--------------------------------------------------------------------------------

     9.   Debt
          ----

          In May 2001, we received approximately $490 million in net proceeds from the sale of $877 million principal amount at maturity of zero-coupon convertible senior notes due 2031 (the "Convertible Notes"). At March 31, 2003, long-term debt included $501.0 million in principal and $18.0 million of accrued interest related to the Convertible Notes. The Convertible Notes, which were offered to qualified institutional buyers only, carry an interest rate of 1.875% per annum, with an initial conversion premium of 43%. Each of the $1,000 (principal amount at maturity) Convertible Notes is convertible into 9.3604 shares of our common stock. We may redeem the Convertible Notes for cash on or after May 11, 2006 at their accreted value. We may have to repurchase the Convertible Notes at their accreted value, at the option of the holders, on May 11 of 2003, 2004, 2006, 2011, 2016, 2021 and 2026. In this event, we may choose to pay the purchase price in cash or shares of our common stock. The amount of Convertible Notes that will be redeemed depends on, among other factors, the performance of our common stock. On April 9, 2003, we notified holders that we would redeem the Convertible Notes for cash at their accreted value on May 11, 2003. If we had to repurchase all of the Convertible Notes on this date, the total payment would be approximately $520.1 million.

          We did not have any commercial paper outstanding or medium term notes issued at March 31, 2003 and at September 30, 2002. See Note 13 for additional disclosures about subsequent events.

     10.  Commitments and Contingencies
          -----------------------------

          GUARANTEES

          Under Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", we are required, on a prospective basis, to recognize in our financial statements a liability for the fair value of any guarantees issued or modified after December 31, 2002 as well as make additional disclosures about existing guarantees (see Note 14). The following are guarantees issued as of March 31, 2003. At March 31, 2003, there was no liability recognized in our consolidated balance sheet for guaranteed amounts as existing transactions as of this date were entered into before the effective date of the fair value provision of the interpretation.

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

          We are also contingently liable to purchase the corporate headquarter buildings for an amount equal to the final construction costs of $170 million if an event of default occurs under the agreement. An event of default includes, but is not limited to, failure to make lease payments when due and failure to maintain required insurance. Management considers the possibility of default under the provisions of the agreement to be remote. The lease is treated as an operating


                                       14
--------------------------------------------------------------------------------
          lease as none of the capitalization criteria under Statement of Financial Accounting Standards No. 13, "Accounting for Leases" was met at the inception of the lease.

          We provide investment management services to, and have made investments in, a number of collateralized debt obligation entities ("CDOs") that, using debt financing, invest in debt instruments. These entities subsequently issue notes and preferred shares to investors. As of March 31, 2003, in relation to one of these entities, and in the event that the CDO is terminated prior to the issuance of securities to investors, we have a contingent obligation in the maximum amount of approximately $107 million.

          In relation to the auto loan securitization transactions that we have entered into with a number of qualified special purpose entities, we are obligated to cover shortfalls in amounts due to the holders of the notes up to certain levels as specified under the related agreements. As of March 31, 2003, the maximum potential amount of future payments was $9.6 million.

          At March 31, 2003, our banking/finance operating segment had issued financial standby letters of credit totaling $9.7 million on which beneficiaries would be able to draw upon in the event of non-performance by our customers, primarily in relation to lease and lien obligations of these customers. These standby letters of credit were secured by marketable securities with a fair value of $20.3 million as of March 31, 2003 and commercial real estate and have various expiration dates through March 2004.

          From time to time, we sell put options giving the purchaser the right to sell shares of our common stock to us at a specified price upon exercise of the options on the designated expiration dates if certain conditions are met. These put options are treated as equity instruments and the related premium received is recorded in Stockholders' Equity as Capital in excess of par value. The likelihood that we will have to purchase our stock and the purchase price is contingent on the market value of our stock when the put option contract becomes exercisable. At March 31, 2003, there were 4.4 million put options outstanding with various expiration dates from May 2003 through January 2004.

          OTHER COMMITMENTS AND CONTINGENCIES

          In February 2001, we signed an agreement to outsource management of our data center and distributed server operations. Under the agreement, we may end the agreement any time beginning on March 1, 2004 by incurring a termination charge. The maximum termination charge payable depends on the termination date, the service levels before our termination of the agreement, and costs incurred to wind down the services. Based on March 31, 2003 service levels, the termination fee payable on March 1, 2004 would approximate $37.2 million and would decrease on each one-year anniversary for the following three years.

          We are involved in various claims and legal proceedings that are considered normal in our business. While it is not feasible to predict or determine the final outcome of these proceedings, we do not believe that they should have a material adverse effect on our financial position, results of operations or liquidity.

          At March 31, 2003, our banking/finance operating segment had commitments to extend credit aggregating $292.7 million, mainly under credit card lines. We lease office space and equipment under long-term operating leases. Future minimum lease payments under non-cancelable leases are not material.


                                       15
--------------------------------------------------------------------------------

     11.  Transactions with Variable Interest Entities
          --------------------------------------------

          Variable interest entities ("VIEs") consist of corporations, trusts, partnerships and other entities where the equity investment holders have not contributed sufficient capital to finance the activities of the VIEs or the equity investment holders do not have defined rights and obligations normally associated with equity investments (see Note
          14). At March 31, 2003, we were engaged in financial transactions with the following VIEs.

          LESSOR TRUST. We lease our corporate headquarters in San Mateo, California from a lessor trust under an operating lease as described in Note 10. Our maximum exposure arising from this arrangement is approximately $170 million at March 31, 2003. At this time, we believe that it is probable that we will have to consolidate the lessor trust in our annual financial statements as of September 30, 2003.

          COLLATERALIZED DEBT OBLIGATION ENTITIES. We provide investment management services to, and have made investments in, a number of CDOs as described in Note 10. Our equity ownership interest in the CDOs is currently not sufficient to meet consolidation requirements and they are reported at fair value. We earn investment management fees, including subordinated management fees in some cases, for managing the CDOs, as well as incentive fees that are contingent on certain performance conditions. At March 31, 2003, the combined market value of assets in these CDOs was approximately $1.7 billion, and our maximum exposure to loss as a result of these investments was approximately $19.6 million. At this time, we believe that it is reasonably possible that we will have to either make additional disclosures about or consolidate one or more of these entities in our annual financial statements as of September 30, 2003.

     12.  Banking Regulatory Ratios
          -------------------------

          Following the acquisition of Fiduciary Trust Company International in April 2001, we became a bank holding company and a financial holding company subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional, discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. We must meet specific capital adequacy guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

          Quantitative measures established by regulation to ensure capital adequacy require us to maintain a minimum Tier 1 capital and Tier 1 leverage ratio (as defined in the regulations), as well as minimum Tier 1 and Total risk-based capital ratios (as defined in the regulations). Based on our calculations as of March 31, 2003, we exceeded the capital adequacy requirements applicable to us as listed below.


                                       16
--------------------------------------------------------------------------------



                                                THREE MONTHS ENDED     MINIMUM FOR OUR CAPITAL
        (in thousands)                              MARCH 31, 2003           ADEQUACY PURPOSES
        ------------------------------------- --------------------- ---------------------------

        Tier 1 capital                                $2,244,324                           N/A
        Total risk-based capital                      $2,255,816                           N/A
        Tier 1 leverage ratio                                47%                            4%
        Tier 1 risk-based capital ratio                      65%                            4%
        Total risk-based capital ratio                       66%                            8%
        ------------------------------------- --------------------- ---------------------------


     13.  Subsequent Events
          -----------------

          In April 2003, we completed the sale of five-year senior notes due April 15, 2008 and totaling $420 million. The senior notes, which were offered to qualified institutional buyers only, carry an interest rate of 3.7%.

          During April 2003, we purchased approximately 2.0 million shares of our common stock at a cost of approximately $68.6 million.

     14.  New Accounting Standards
          ------------------------

          In November 2002, Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), was issued. FIN 45 addresses financial accounting and reporting for companies that issue certain guarantees. Under FIN 45, a company must recognize a liability at fair value for all guarantees entered into or modified after December 31, 2002, even when the likelihood of making any payments under the guarantee is remote. FIN 45 also requires enhanced disclosures for guarantees existing at December 31, 2002. The adoption of FIN 45 did not have a material effect on our consolidated operating results and financial position. See Note 10 for additional disclosures.

          In December 2002, Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS 148"), was issued. SFAS 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition to the fair value method of accounting for stock-based compensation when companies elect to expense stock options at fair value at the time of grant. SFAS 148 also requires additional interim disclosure for all companies with stock-based employee compensation. As we adopted the intrinsic value method described in APB Opinion No. 25, "Accounting for Stock Issued to Employees", the transition provision of SFAS 148 will not apply to us. The disclosure requirements are effective for interim periods starting after December 15, 2002. The adoption of SFAS 148 did not have a material effect on our consolidated operating results and financial position and we have provided the necessary disclosures in Note 4.

          In January 2003, Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), was issued. FIN 46 addresses reporting and disclosure requirements for VIEs. It defines a VIE as a corporation, trust, partnership or other entity where the equity investment holders have not contributed sufficient capital to finance the activities of

                                       17
--------------------------------------------------------------------------------
          the VIE or the equity investment holders do not have defined rights and obligations normally associated with an equity investment. FIN 46 requires consolidation of a VIE by the enterprise that has the majority of the risks and rewards of ownership, referred to as the primary beneficiary. It also requires additional disclosures for an enterprise that holds a significant variable interest in a VIE, but is not the primary beneficiary. The consolidation and disclosure provisions of FIN 46 are effective immediately for VIEs created after January 31, 2003, and for interim or annual reporting periods beginning after June 15, 2003 for VIEs created before February 1, 2003. FIN 46 also requires interim disclosures in all financial statements issued after January 31, 2003, regardless of the date on which the VIE was created, if it reasonably possible that an enterprise will consolidate or disclose information about a VIE when FIN 46 becomes effective. We are currently evaluating the impact that the adoption of FIN 46 will have on our results of operations and financial condition. See Note 11 for interim disclosures under FIN 46.



                                       18
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to historical information, we also make some statements relating to the future, which are called "forward-looking" statements. These forward-looking statements involve a number of risks, uncertainties and other important factors that could cause our actual results and outcomes to differ materially from any future results or outcomes expressed or implied by such forward-looking statements. Forward-looking statements are our best prediction at the time they are made, and for this reason, you should not rely too heavily on them and review the "Risk Factors" section set forth below and in our recent filings with the U.S. Securities and Exchange Commission, which describes these risks, uncertainties and other important factors in more detail.

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


                                       19
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

                                      THREE MONTHS ENDED                SIX MONTHS ENDED
(in millions except per share              MARCH 31      PERCENT          MARCH 31      PERCENT
amounts)                               2003       2002    CHANGE     2003       2002     CHANGE
-----------------------------------------------------------------------------------------------
NET INCOME                           $109.6     $120.0      (9%)   $219.4     $238.5       (8%)
EARNINGS PER COMMON SHARE
     Basic and diluted                $0.43      $0.46      (7%)    $0.85      $0.91       (7%)
OPERATING MARGIN                        23%        24%         -      23%        23%          -
-----------------------------------------------------------------------------------------------


Net income decreased 9% and 8% during the three and six months ended March 31, 2003 compared to the same periods last year. These decreases were mainly due to lower investment management fees consistent with a decline in simple monthly average assets under management, partially offset by higher shareholder servicing fees mainly due to an increase in billable shareholder accounts.


ASSETS UNDER MANAGEMENT
                                                                     March 31         March 31
(in billions)                                                            2003             2002
-----------------------------------------------------------------------------------------------
Equity:
   Global/international                                                 $75.7            $93.9
   Domestic (U.S.)                                                       42.7             53.2
-----------------------------------------------------------------------------------------------
      Total equity                                                      118.4            147.1
-----------------------------------------------------------------------------------------------

Balanced/hybrid                                                          37.4             40.8
Fixed-income:
  Tax-free                                                               52.3             48.7
  Taxable
     Domestic                                                            29.4             24.6
     Global/international                                                 9.4              7.7
-----------------------------------------------------------------------------------------------
      Total fixed-income                                                 91.1             81.0
-----------------------------------------------------------------------------------------------

Money market                                                              5.5              5.6
-----------------------------------------------------------------------------------------------
Total                                                                  $252.4           $274.5
-----------------------------------------------------------------------------------------------
Simple monthly average for the three-month period (1)                  $255.1           $267.9
Simple monthly average for the six-month period (1)                    $254.6           $261.6
-----------------------------------------------------------------------------------------------

(1)  Investment  management  fees from  approximately  50% of our  assets  under management at
March 31, 2003 are calculated using a daily average.


Our assets under management at March 31, 2003 were $252.4 billion, 8% lower than they were a year ago, mainly due to market depreciation in the latter half of fiscal 2002 and in the quarter ended March 31, 2003. Simple monthly average assets decreased 5% and 3% during the three and six months ended March 31, 2003 over the same periods a year ago.

The simple monthly average mix of assets under management is shown below.


                                       20
--------------------------------------------------------------------------------

                                                                              SIX MONTHS ENDED
                                                                                   MARCH 31
                                                                                 2003     2002
-----------------------------------------------------------------------------------------------
PERCENTAGE OF TOTAL ASSETS UNDER MANAGEMENT
Equity                                                                            48%      52%
Fixed-income                                                                      35%      31%
Balanced/hybrid                                                                   15%      15%
Money market                                                                       2%       2%
-----------------------------------------------------------------------------------------------
Simple monthly average for the six-month period                                  100%     100%
-----------------------------------------------------------------------------------------------


The change in the composition of assets under management resulted from market depreciation in equity assets in the latter half of fiscal 2002 and in the quarter ended March 31, 2003. This shift in asset mix led to slight decrease in our effective investment management fee rate (investment management fees divided by simple monthly average assets under management). For the six months ended March 31, 2003, the effective investment management fee rate declined slightly to 0.549% as compared to 0.552% over the same period last year.

Assets under management by shareholder location were as follows:

                                                                               AS OF MARCH 31,
(in billions)                                                                  2003       2002
------------------------------------------------------------------------ ----------- ----------

United States                                                                $211.5     $232.1
Canada                                                                         16.9       22.0
Europe                                                                         10.6       10.8
Asia/Pacific and other                                                         13.4        9.6
------------------------------------------------------------------------ ----------- ----------
Total                                                                        $252.4     $274.5
------------------------------------------------------------------------ ----------- ----------

Components of the change in our assets under management were as follows:

                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                                MARCH 31    PERCENT       MARCH 31    PERCENT
(in billions)                                2003     2002   CHANGE     2003    2002   CHANGE
----------------------------------------------------------------------------------------------

Beginning assets under management          $257.7   $266.3     (3%)   $247.8  $246.4       1%
Sales                                        17.6     18.8     (6%)     34.8    37.7     (8%)
Reinvested distributions                      0.6      0.5      20%      2.0     3.1    (35%)
Redemptions                                (15.1)   (14.3)       6%   (31.3)  (29.8)       5%
Distributions                               (1.1)    (1.1)        -    (3.2)   (4.8)    (33%)
(Depreciation)/appreciation                 (7.3)      4.3      N/A      2.3    21.9    (89%)
----------------------------------------------------------------------------------------------
Ending assets under management             $252.4   $274.5     (8%)   $252.4  $274.5     (8%)
----------------------------------------------------------------------------------------------

For the three and six months ended March 31, 2003, sales exceeded redemptions complex-wide ("net inflows") by $2.5 billion and $3.5 billion, compared to inflows of $4.5 billion and $7.9 billion in the same periods last year. Market appreciation of $2.3 billion in the six months ended March 31, 2003 related mainly to our fixed-income category.


                                       21
--------------------------------------------------------------------------------


OPERATING REVENUES

                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                            MARCH 31    PERCENT           MARCH 31   PERCENT
(in millions)                            2003     2002   CHANGE      2003      2002   CHANGE
---------------------------------------------------------------------------------------------

Investment management fees             $347.8   $365.8     (5%)    $699.3    $722.6     (3%)
Underwriting and distribution fees      194.2    197.6     (2%)     380.1     389.5     (2%)
Shareholder servicing fees               55.3     48.0      15%     103.4      95.4       8%
Other, net                               15.8     14.6       8%      35.8      36.7     (2%)
---------------------------------------------------------------------------------------------
Total operating revenues               $613.1   $626.0     (2%)  $1,218.6  $1,244.2     (2%)
---------------------------------------------------------------------------------------------

SUMMARY

Total operating revenues decreased 2% for both the three and six months ended March 31, 2003 compared to the same periods last year primarily due to lower investment management related to a decline in simple monthly average assets under management, and lower underwriting and distribution fees resulting from lower sales. The decreases were partly offset by higher shareholder service fees.

INVESTMENT MANAGEMENT FEES

Investment management fees account for 57% of our operating revenues in the quarter ended March 31, 2003. These fees are generally calculated under contractual arrangements with our sponsored investment products as a percentage of the market value of assets under management. Annual rates vary by investment objective and type of services provided. In return for these fees, we provide a combination of investment advisory, administrative and other management services.

Investment management fees decreased 5% and 3% during the three and six months ended March 31, 2003 over the same periods last year consistent with the 5% and 3% decrease in simple monthly average assets under management over the same periods.

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

Underwriting and distribution fees decreased 2% during both the three and six months ended March 31, 2003 over the same periods last year. During the three and six months ended March 31, 2003,


                                       22
--------------------------------------------------------------------------------
commission revenues decreased 7% and 5% over the same periods last year mainly due to a 6% and 8% decrease in product sales. Distribution fees increased 2% during the three months ended March 31, 2003 and decreased 1% during the six months ended March 31, 2003 over same periods last year. The overall decline during the six months ended March 31, 2003 over the same period in the prior year was related to a 3% decline in simple monthly average assets under management over the same period.

SHAREHOLDER SERVICING FEES

Shareholder servicing fees are generally fixed charges per shareholder account that vary with the particular type of fund and the service being rendered. In some instances, sponsored investment products are charged these fees based on the level of assets under management. We receive fees as compensation for providing transfer agency services, which include providing customer statements, transaction processing, customer service and tax reporting. In the United States, transfer agency service agreements provide that accounts closed in a calendar year remain billable through the second quarter of the following calendar year at a reduced rate. In Canada, such agreements provide that accounts closed in the calendar year remain billable for four months after the end of the calendar year. Accordingly, the level of fees will vary with the growth in new accounts and the level of closed accounts that remain billable.

Shareholder servicing fees increased 15% and 8% during the three and six months ended March 31, 2003 over the same periods last year. The increase reflects an increase in billable shareholder accounts due to revised shareholder service fee agreements effective on January 1, 2003 and 0.7 million shareholder accounts added in the acquisition of Pioneer ITI AMC Limited ("Pioneer"), in July 2002. Prior to January 2003, the U.S. transfer agent did not assess a fee for certain partially serviced shareholder accounts. As of March 31, 2003, billable accounts included approximately 3.9 million additional partial service accounts now billable under the revised U.S. shareholder agreements. This increase in billable accounts was partially offset by lower rates on closed accounts under the new agreements.

OTHER, NET

Other,  net  consists  mainly of  revenues  from the  banking/finance  operating segment as well as income from custody services. Revenues from the banking/finance operating segment include interest income on loans, servicing income, and investment income on banking/finance investment securities, which are offset by interest expense and the provision for anticipated loan losses.

Other, net increased 8% during the three months ended March 31, 2003 over the same period last year. This increase was mainly due higher interest on auto loans and a decline in interest expense. Other, net decreased 2% during the six months ended March 31, 2003 from the same period last year consistent with a decrease in realized gains from auto loan securitizations to $5.5 million in the six months ended March 31, 2003 from $13.4 million during the same period in the prior year, partially offset by a decline in interest expense.


                                       23
--------------------------------------------------------------------------------

OPERATING EXPENSES
                                       THREE MONTHS ENDED           SIX MONTHS ENDED
                                       MARCH 31           PERCENT       MARCH 31     PERCENT
(in millions)                            2003        2002  CHANGE    2003       2002  CHANGE
---------------------------------------------------------------------------------------------

Underwriting and distribution          $173.1      $177.3    (2%)  $341.9     $349.6    (2%)
Compensation and benefits               160.8       159.8      1%   319.9      320.0       -
Information systems, technology
  and occupancy                          71.4        73.2    (2%)   144.0      147.8    (3%)
Advertising and promotion                24.2        25.5    (5%)    46.9       51.9   (10%)
Amortization of deferred
  sales commissions                      17.0        17.0       -    33.1       33.8    (2%)
Amortization of intangible assets         4.2         4.2       -     8.5        8.6    (1%)
Other                                    22.7        20.9      9%    45.1       41.6      8%
---------------------------------------------------------------------------------------------
  Total operating expenses             $473.4      $477.9    (1%)  $939.4     $953.3    (1%)
---------------------------------------------------------------------------------------------

SUMMARY

Operating expenses decreased 1% during both the three and six months ended March 31, 2003 over the same periods last year. This decrease was primarily due to a decrease in underwriting and distribution, information systems, technology and occupancy and advertising and promotion expenses, partially offset by an increase in other expenses.

UNDERWRITING AND DISTRIBUTION

Underwriting and distribution includes sales commissions and distribution fees paid to brokers and other third parties for selling, distributing and providing ongoing services to investors in our sponsored investment products. Underwriting and distribution expense decreased 2% during both the three and six months ended March 31, 2003 over the same periods last year consistent with the decrease in underwriting and distribution revenues.

COMPENSATION AND BENEFITS

Compensation and benefits expense increased 1% during the three months ended March 31, 2003 and remained constant during the six months ended March 31, 2003 over the same periods last year. Although our compensation structure has remained relatively constant as compared to the prior year, we have experienced increases in employee insurance and other benefits costs in the current fiscal year. We employed approximately 6,600 at March 31, 2003 as compared to about 6,400 at the same time last year. Our acquisition of Pioneer, in July 2002, added approximately 180 employees. In order to hire and retain key employees, we are committed to keeping our salaries and benefit packages competitive, which means that the level of compensation and benefits may increase more quickly or decrease more slowly than our revenues.

INFORMATION SYSTEMS, TECHNOLOGY AND OCCUPANCY

Information systems, technology and occupancy costs decreased 2% and 3% during the three and six months ended March 31, 2003 over the same periods last year. While continuing work on new technology initiatives and investment in our technology infrastructure, expenditures have declined from


                                       24
--------------------------------------------------------------------------------
the prior year as we slowed down a number of initiatives and delayed the start of other technology projects given the current economic slowdown and our focus on cost control and management.

Details of capitalized information systems and technology costs were as follows:


                                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                                            MARCH 31              MARCH 31
(in thousands)                                           2003       2002       2003       2002
-----------------------------------------------------------------------------------------------

Net book value at beginning of period                $110,045   $151,321   $121,486   $162,857
Additions during period, net of disposals and other
  adjustments                                           8,414     14,906     15,331     22,432
Amortization during period                           (18,365)   (19,361)   (36,723)   (38,423)
-----------------------------------------------------------------------------------------------
Net book value at end of period                      $100,094   $146,866   $100,094   $146,866
-----------------------------------------------------------------------------------------------

ADVERTISING AND PROMOTION

Advertising and promotion expense decreased 5% and 10% during the three and six months ended March 31, 2003 over the same periods last year. During the three and six months ended March 2002, we incurred increased promotion expense to assist in educating the sales channels and the investing public about the strong relative investment performance of our sponsored investment products. We are committed to invest in advertising and promotion in response to changing business conditions, which means that the level of advertising and promotion expenditures may increase more rapidly or decrease more slowly than our revenues.

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

We have arranged to finance some of these deferred commission assets ("DCA") arising from our U.S., Canadian and European operations through Lightning
Finance Company Limited ("LFL"), a company in which we have an ownership interest. In the United States, LFL has entered into a financing agreement with our U.S. distribution subsidiary and we maintain a continuing interest in the assets until resold by LFL. As a result, we retain DCA sold to LFL under the U.S. agreement in our financial statements and amortize them over an 8-year period or until resold by LFL in a securitization, which generally occurs at least once annually. LFL did not sell any U.S. DCA in securitization transactions in either the 6 months ended March 31, 2003 or the 6 months ended March 31, 2002. In contrast to the U.S. arrangement, LFL has entered into direct agreements with the Canadian and European sponsored investment products, and, as a result, we do not record DCA from these sources in our financial statements.

Amortization of deferred sales commissions remained constant and decreased 2% during the three and six months ended March 31, 2003 over the same periods last year.


                                       25
--------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)

Other income (expense) includes investment and other income and interest expense. Investment and other income is comprised mainly of the following:

* dividends from investments
* interest  income  from   investments  in  government   securities  and  other
  fixed-income investments
* realized gains and losses on investments
* foreign currency exchange gains and losses
* miscellaneous income, including gain or loss on disposal of property.

Other income (expense) increased 5% during the three months ended March 31, 2003 over the same period last year. Other income (expense) decreased 20% during the six months ended March 31, 2003 over the same period last year due to lower realized investment gains and interest income, partially offset by higher foreign exchange gains from our non-U.S. operations.

TAXES ON INCOME

As a multi-national corporation, we provide investment management services to a wide range of international investment products, often managed from locations outside the United States. Some of these jurisdictions have lower tax rates than the United States. The mix of income (mainly investment management fees) subject to these lower rates, when aggregated with income originating in the United States, produces a lower overall effective tax rate than existing U.S. Federal and state tax rates. Our effective income tax rate in the quarter ended March 31, 2003 increased to 28% compared to 25% in the same period last year. The effective tax rate will continue to reflect the relative contributions of foreign earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income, as well as other factors.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, we had $824.9 million in cash and cash equivalents, as compared to $980.6 million at September 30, 2002. Cash and cash equivalents include cash, U.S. Treasury bills and other debt instruments with original maturities of three months or less and other highly liquid investments that are readily convertible into cash, including money market funds. The mix of short-term instruments and, in particular, the maturity schedules of some debt instruments, affect the level reported in cash and cash equivalents and in investment securities, available-for-sale in any given period. Liquid assets, which consist of cash and cash equivalents, investments available-for-sale and current receivables increased to $2,872.0 million at March 31, 2003 from $2,826.0 million at September 30, 2002.

Outstanding debt increased to $640.3 million at March 31, 2003 compared to $603.0 million at September 30, 2002. As of March 31, 2003, outstanding debt consists of $519.0 million in principal and accrued interest related to outstanding convertible notes that we issued in May 2001 and $121.3 million of other long-term debt. As of September 30, 2002, outstanding debt included $514.2 million related to the convertible notes and $88.8 million of other long-term debt. Other long-term debt consists mainly of deferred commission liability recognized in relation to the U.S. DCA financed by LFL that has not yet been sold by LFL in a securitization transaction. The increase in outstanding debt from September 30, 2002 is due to U.S. DCA financed by LFL and the accretion of interest on the convertible notes.


                                       26
--------------------------------------------------------------------------------

Each of the $1,000 (principal amount at maturity) convertible notes is convertible into 9.3604 shares of our common stock. We may redeem the convertible notes for cash on or after May 11, 2006 at their accreted value. We may have to repurchase the convertible notes at their accreted value, at the option of the holders, on May 11 of 2003, 2004, 2006, 2011, 2016, 2021 and 2026.
In this event, we may choose to pay the purchase price in cash or shares of our common stock. The amount of convertible notes that will be redeemed depends on, among other factors, the performance of our common stock. Redemption of the convertible notes may require us to obtain alternative financing, which may increase future interest expense. On April 9, 2003 we notified holders that we would redeem the convertible notes for cash at their accreted value on May 11, 2003. If we had to repurchase all of the convertible notes on this date, the total payment would be approximately $520.1 million.

As of March 31, 2003, we had $500 million of commercial paper, $350 million of medium term notes and $300 million of debt and equity securities available to be issued under shelf registration statements filed with the Securities and Exchange Commission. Our committed revolving credit facilities at March 31, 2003 totaled $420 million, of which, $210 million was under a 364-day facility. The remaining $210 million facility is under a five-year facility that will expire in June 2007. As of March 31, 2003, our Fiduciary subsidiary had $350 million available in uncommitted bank lines under the Federal Reserve Funds system.

On April 3, 2003, we amended the $350 million medium term note shelf registration filed with the Securities and Exchange Commission to permit the issuance of an additional $70 million in medium term notes. On April 8, 2003, we completed the sale of $420 million in five-year senior notes due April 15, 2008. The senior notes, which were offered to qualified institutional buyers only, carry an interest rate of 3.7%. We expect to use the net proceeds from the offering for general corporate purposes, which may include repayment of existing debt.

Our ability to access the capital markets in a timely manner depends on a number of factors including our credit rating, the condition of the global economy, investors' willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. In extreme circumstances, we might not be able to access this liquidity readily.

We have arranged with LFL for non-recourse financing of sales commissions advanced on sales of our B and C shares globally. The sales commissions that we have financed through LFL during the three and six months ended March 31, 2003 were approximately $36.2 million and $68.3 million compared to $36.0 and $65.4 million over the same periods last year. LFL's ability to access credit facilities and the securitization market will directly affect our existing financing arrangements.

Our banking/finance operating segment periodically enters into auto loan securitization transactions with qualified special purpose entities, which then issue asset-backed securities to private investors. The outstanding loan balances held by these special purpose entities were $521.6 million as of March 31, 2003 and $530.9 million as of September 30, 2002. Our ability to access the securitization market will directly affect our plans to finance the auto loan portfolio in the future.

At March 31, 2003, the banking/finance operating segment had commitments to extend credit aggregating $292.7 million, mainly under its credit card lines, and had issued financial standby letters of credit totaling $9.7 million that expire through March 2004. The standby letters of credit are secured by marketable securities and commercial real estate.

During the three and six months ended March 2003, we purchased approximately 2.7 million and 4.3 million shares of our common stock at a cost of $90.5 million and $136.8 million, including 1 million

                                       27
--------------------------------------------------------------------------------
shares repurchased under put option contracts. In January 2003, we increased the number of shares of our common stock authorized for purchase by 10 million shares. During April 2003, we purchased 2.0 million shares of our common stock at a cost of approximately $68.6 million.

During the quarter ended March 2003, we sold put options giving the purchaser the right to sell 1.4 million shares of our common stock to us at a specified price upon exercise of the options on the designated expiration dates if certain conditions are met. At March 31, 2003, there were 4.4 million put options outstanding with various expiration dates from May 2003 through January 2004.

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


                                       28
--------------------------------------------------------------------------------

INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill as of March 31, 2003 were as follows:


(in thousands)                                               NET CARRYING AMOUNT
------------------------------------------------------- ------------------------

Goodwill                                                              $1,327,582
Intangible assets - definite-lived                                       213,768
Intangible assets - indefinite-lived                                     476,711
------------------------------------------------------- ------------------------
Total                                                                 $2,018,061
------------------------------------------------------- ------------------------

Under Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", we are required to test the fair value of goodwill and indefinite-lived intangibles for impairment at least once a year. As of March 31, 2003, we completed our annual impairment test of goodwill and indefinite-lived intangible assets and we determined that there was no impairment to the goodwill and indefinite-lived assets recorded in our books and records as of October 1, 2002. While we believe that our testing was appropriate, it involved the use of estimates and assumptions. We are also required to consider if any impairment has occurred to definite-lived intangible assets. Based on our review and evaluation, we do not believe any impairment has occurred.

INCOME TAXES

As a multinational corporation, we operate in various locations outside the United States. We have not made a provision for U.S. taxes on the cumulative undistributed earnings of foreign subsidiaries as those earnings are intended to be reinvested for an indefinite period of time. These earnings approximated $2.1 billion at March 31, 2003. Changes to our policy of reinvesting foreign earnings may have a significant effect on our financial condition and results of operation.

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

We evaluate our investments for other-than-temporary decline in value on a periodic basis. This may exist when the fair value of an investment security has been below the current value for an extended period of time. As most of our investments are carried at fair value, if an other-than-temporary decline in value is determined to exist, the unrealized investment loss recorded net of tax in accumulated other comprehensive income is realized as a charge to net income, in the period in which the other-than-temporary decline in value is determined. During fiscal 2002, we recognized $60.1 million for an other-than-temporary decline in the value of certain investments. While we believe that we have accurately


                                       29
--------------------------------------------------------------------------------
estimated the amount of other-than-temporary decline in value in our portfolio, different assumptions could result in changes to the recorded amounts in our financial statements.

LOSS CONTINGENCIES

We are involved in various lawsuits and claims encountered in the normal course of business. When such a matter arises and periodically thereafter, we consult with our legal counsel and evaluate the merits of the claim based on the facts available at that time. In management's opinion, an adequate accrual has been made as of March 31, 2003 to provide for any losses that may arise from these matters.

VARIABLE INTEREST ENTITIES

In the United States, the Financial Accounting Standards Board ("FASB") has recently issued Interpretation No. 46 "Consolidation of Variable Interest Entities" (see Note 14 to the financial statements). This interpretation requires consolidation of a variable interest entity ("VIE") by the enterprise that has the majority of the risks and rewards of ownership, referred to as the primary beneficiary. It also requires additional disclosures for an enterprise that holds a significant variable interest in a VIE, but is not the primary beneficiary. We are currently evaluating the impact of this interpretation on our investments in existence as of January 31, 2003. This evaluation requires us to make certain assumptions and estimates in calculating the extent of our interest in such entities, which may impact our treatment of a lessor trust and certain collateralized debt obligation entities described below.

LESSOR TRUST. We lease our corporate headquarters in San Mateo, California from a lessor trust under an operating lease that expires in fiscal 2005, with additional renewal options for a further period of up to 10 years (see Note 11 to the financial statements). At this time, we believe that it is probable that we will have to consolidate the lessor trust in our annual financial statements as of September 30, 2003.

COLLATERALIZED DEBT OBLIGATION ENTITIES. We provide investment management services to, and have made investments in, a number of collateralized debt obligation entities (see Note 11 to the financial statements). At this time, we believe that it is reasonably possible that we will have to either make additional disclosures about or consolidate one or more of these entities in our annual financial statements as of September 30, 2003.


                                       30
--------------------------------------------------------------------------------

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


                                       31
--------------------------------------------------------------------------------

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

DIVERSE AND STRONG COMPETITION LIMITS THE INTEREST RATES THAT WE CAN CHARGE ON CONSUMER LOANS. We compete with many types of institutions for consumer loans, which can provide loans at significantly below-market interest rates in connection with automobile sales or in some cases zero interest rates. Our inability to compete effectively against these companies or to maintain our relationships with the various automobile dealers through whom we offer consumer loans could limit the growth of our consumer loan business. Economic and credit market downturns could reduce the ability of our customers to repay loans, which could cause our consumer loan portfolio losses to increase.

THE SEPTEMBER 11, 2001 WORLD TRADE CENTER TRAGEDY MAY ADVERSELY AFFECT OUR ABILITY TO ACHIEVE THE BENEFITS WE EXPECT FROM THE ACQUISITION OF FIDUCIARY TRUST COMPANY INTERNATIONAL. The September 11, 2001 tragedy at the World Trade Center resulted in the destruction of our Fiduciary headquarters, loss of 87 of our employees, additional operating expenses to re-establish and relocate our operations, and asset write-offs, all of which could adversely affect or delay our ability to achieve the anticipated benefits from the acquisition. Our insurance coverage may not cover all losses on claims for property, damage, extra expenses and business interruptions arising out of the destruction of the World Trade Center. For the next several years, insurance costs are likely to increase materially and we may not be able to obtain the same types or amounts of coverage.

WE ARE SUBJECT TO FEDERAL RESERVE BOARD REGULATION. Upon completion of our acquisition of Fiduciary in April 2001, we became a bank holding company and a financial holding company subject to the supervision and regulation of the Federal Reserve Board. We are subject to the restrictions, limitations, or prohibitions of the Bank Holding Company Act of 1956 and the Gramm-Leach Bliley Act. The Federal Reserve Board may impose additional limitations or restrictions on our activities, including if the Federal Reserve Board believes that we do not have the appropriate financial and managerial resources to commence or conduct an activity or make an acquisition. The Federal Reserve Board may also take actions as appropriate to enforce applicable federal law.

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


                                       32
--------------------------------------------------------------------------------

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

We are exposed to changes in interest rates mainly through our debt transactions and portfolio debt holdings available-for-sale, which are carried at fair value in our financial statements. As of March 31, 2003, a significant percentage of our outstanding debt is at fixed interest rates. In our banking/finance operating segment, we monitor the net interest rate margin and the average maturity of interest earning assets, as well as funding sources. In addition, as of March 31, 2003, we have considered the potential impact of the effect on the banking/finance operating segment, our outstanding debt and portfolio debt holdings, individually and collectively, of a 100 basis point (1%) movement in market interest rates. We do not expect this change would have a material impact on our operating revenues or results of operations in either scenario.

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


                                       33
--------------------------------------------------------------------------------

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments in the litigation previously reported in our Quarterly Report on Form 10-Q for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on February 13, 2003. We are involved from time to time in litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect our business or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Stockholders of Franklin Resources, Inc. was held at 10:00 a.m., Pacific Standard Time, on January 30, 2003 at the principal offices of the Company located at One Franklin Parkway, San Mateo, California.

The three proposals presented at the meeting were:

     1. The election of eleven (11) directors to hold office until the next Annual Meeting of Stockholders or until their successors are elected and shall qualify.

     2. The ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending September 30, 2003.

     3.   The approval of the  adoption of the 2002  Universal  Stock  Incentive
          Plan.

(b) Each of the eleven nominees for director was elected and received the number of votes set forth below:

                          Name                   Votes For      Votes Withheld
                          ----                   ---------      --------------
                     Harmon E. Burns            208,811,524        3,179,372
                     Charles Crocker            208,850,777        3,140,119
                     Robert D. Joffe            208,799,419        3,191,477
                     Charles B. Johnson         207,748,540        4,242,356
                     Rupert H. Johnson, Jr.     208,812,563        3,178,333
                     Thomas H. Kean             208,773,239        3,217,657
                     James A. McCarthy          203,680,603        8,310,293
                     Chutta Ratnathicam         207,831,590        4,159,306
                     Peter A. Sacerdote         203,522,289        8,468,607
                     Anne M. Tatlock            208,681,169        3,309,727
                     Louis E. Woodworth         203,668,229        8,322,667

(c) The ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending September 30, 2003, was approved by a vote of 200,588,811 shares in favor, 9,973,248 shares against, and 1,428,837 shares abstaining.

(d) The approval of the adoption of the 2002 Universal Stock Incentive Plan was approved by a vote of 190,683,381 shares in favor, 19,516,716 shares against, and 1,790,799 shares abstaining.


                                       34
--------------------------------------------------------------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits: see Exhibit Index on page 41 to page 42.

(b)  Reports on Form 8-K:

     (i) Form 8-K filed on January 23, 2003 reporting under Item 5 "Other Events" an earnings press release, dated January 23, 2003, and including said press release as an Exhibit under Item 7 "Financial Statements and Exhibits"


                                       35
--------------------------------------------------------------------------------

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   FRANKLIN RESOURCES, INC.
                                   (Registrant)


Date:  May 12, 2003                By: /s/ Martin L. Flanagan
                                       ----------------------
                                       Martin L. Flanagan
                                       President and Chief Financial Officer


                                       36
--------------------------------------------------------------------------------

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


                                       37
--------------------------------------------------------------------------------

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 12, 2003                 /s/ Charles B. Johnson
                                   ----------------------
                                   Charles B. Johnson
                                   Chief Executive Officer



                                       38
--------------------------------------------------------------------------------

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


                                       39
--------------------------------------------------------------------------------

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 12, 2003                 /s/ Martin L. Flanagan
                                   ----------------------
                                   Martin L. Flanagan
                                   Chief Financial Officer


                                       40
--------------------------------------------------------------------------------

                                  EXHIBIT INDEX


Exhibit 3(i)(a) Registrant's Certificate of Incorporation, as filed November 28, 1969, incorporated by reference to Exhibit (3)(i) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (the "1994 Annual Report")

Exhibit 3(i)(b) Registrant's Certificate of Amendment of Certificate of Incorporation, as filed March 1, 1985, incorporated by reference to Exhibit (3)(ii) to the 1994 Annual Report

Exhibit 3(i)(c) Registrant's Certificate of Amendment of Certificate of Incorporation, as filed April 1, 1987, incorporated by reference to Exhibit (3)(iii) to the 1994 Annual Report

Exhibit 3(i)(d) Registrant's Certificate of Amendment of Certificate of Incorporation, as filed February 2, 1994, incorporated by reference to Exhibit (3)(iv) to the 1994 Annual Report

Exhibit 3(ii) Registrant's Amended and Restated By-Laws incorporated by reference to Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002

Exhibit 4.1 Indenture between Franklin Resources, Inc. and The Chase Manhattan Bank (formerly Chemical Bank), as trustee, dated as of May 19, 1994, incorporated by reference to the Company's Registration Statement on Form S-3, filed on April 14, 1994

Exhibit 4.2 Indenture between Franklin Resources, Inc. and The Bank of New York dated May 11, 2001 incorporated by reference to
                    Exhibit 4.2 to the Registrant's Registration Statement on Form S-3, filed on August 6, 2001

Exhibit 4.3 Form of Liquid Yield Option Note due 2031 (Zero Coupon-Senior) (included in Exhibit 4.2 hereto)

Exhibit 4.4 Registration Rights Agreement between Franklin Resources, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch") dated May 11, 2001, incorporated by reference to the Registrant's Registration Statement on Form S-3, filed on August 6, 2001

Exhibit 4.5         Form of 3.7% Senior Notes due 2008

Exhibit 10.69 Amendment to the Managed Operations Service Agreement dated February 6, 2001, June 10, 2002 and February 3, 2003 between Franklin Templeton Companies, LLC and International Business Machines Corporation

Exhibit 10.70 Representative Form of Franklin Templeton Investor Services, LLC Transfer Agent and Shareholder Services Agreement

Exhibit 12          Computations of ratios of earnings to fixed charges


                                       41
--------------------------------------------------------------------------------

Exhibit 99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                                       42
--------------------------------------------------------------------------------