Form 10-Q
period 2003-06-30
FRANKLIN RESOURCES INC
filed 2003-08-14
CIK 38777

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For Quarterly Period Ended June 30, 2003
                                       OR
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Outstanding: 250,985,035 shares, common stock, par value $.10 per share at July 31, 2003.

--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS


FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                      JUNE 30                 JUNE 30
(in thousands, except per share data)                2003        2002        2003       2002
---------------------------------------------------------------------------------------------
OPERATING REVENUES:
  Investment management fees                     $376,553    $384,840  $1,075,862 $1,107,416
  Underwriting and distribution fees              225,632     213,300     605,727    602,844
  Shareholder servicing fees                       57,430      48,832     160,796    144,197
  Other, net                                       24,292      19,078      60,108     55,768
---------------------------------------------------------------------------------------------
     TOTAL OPERATING REVENUES                     683,907     666,050   1,902,493  1,910,225
---------------------------------------------------------------------------------------------

OPERATING EXPENSES:
  Underwriting and distribution                   207,071     191,586     548,986    541,180
  Compensation and benefits                       163,230     167,570     483,157    487,477
  Information systems, technology and
     occupancy                                     70,459      75,573     214,458    223,364
  Advertising and promotion                        22,281      29,268      69,151     81,174
  Amortization of deferred sales commissions       19,159      17,677      52,244     51,467
  Amortization of intangible assets                 4,244       4,238      12,716     12,871
  Other                                            28,088      26,286      73,245     67,956
---------------------------------------------------------------------------------------------
   TOTAL OPERATING EXPENSES                       514,532     512,198   1,453,957  1,465,489
---------------------------------------------------------------------------------------------

Operating income                                  169,375     153,852     448,536    444,736

OTHER INCOME (EXPENSES):
  Investment and other income                      22,415      18,017      50,276     51,128
  Interest expense                                (6,736)     (3,158)    (12,805)    (9,134)
---------------------------------------------------------------------------------------------
     Other income, net                             15,679      14,859      37,471     41,994
---------------------------------------------------------------------------------------------

Income before taxes on income                     185,054     168,711     486,007    486,730
Taxes on income                                    53,666      43,021     135,256    122,525

---------------------------------------------------------------------------------------------
NET INCOME                                       $131,388    $125,690    $350,751   $364,205
---------------------------------------------------------------------------------------------

Earnings per share:
     Basic                                          $0.52       $0.48       $1.37      $1.39
     Diluted                                        $0.52       $0.48       $1.37      $1.39

Dividends per share                                $0.075      $0.070      $0.225     $0.210



        See accompanying notes to the consolidated financial statements.

                                       2
================================================================================


FRANKLIN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
UNAUDITED

                                                                          JUNE 30  SEPTEMBER 30
(in thousands)                                                               2003          2002
------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                           $1,204,297      $850,940
   Receivables                                                            326,436       292,325
   Investment securities, available-for-sale                            1,406,508     1,121,011
   Prepaid expenses and other                                              91,785        97,783
------------------------------------------------------------------------------------------------
      Total current assets                                              3,029,026     2,362,059
------------------------------------------------------------------------------------------------

Banking/finance assets:
   Cash and cash equivalents                                              209,118       129,664
   Loans receivable, net                                                  355,020       444,338
   Investment securities, available-for-sale                              341,457       432,081
   Other                                                                   38,253        45,889
------------------------------------------------------------------------------------------------
      Total banking/finance assets                                        943,848     1,051,972
------------------------------------------------------------------------------------------------

Non-current assets:
   Investments, other                                                     268,547       263,927
   Deferred sales commissions                                             190,196       130,617
   Property and equipment, net                                            369,905       394,172
   Intangible assets, net                                                 688,168       697,246
   Goodwill                                                             1,334,251     1,321,939
   Receivable from banking/finance group                                   40,176       100,705
   Other                                                                  112,993       100,101
------------------------------------------------------------------------------------------------
      Total non-current assets                                          3,004,236     3,008,707
------------------------------------------------------------------------------------------------

      TOTAL ASSETS                                                     $6,977,110    $6,422,738
------------------------------------------------------------------------------------------------


        See accompanying notes to the consolidated financial statements.

                                       3
================================================================================


FRANKLIN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
UNAUDITED
                                                                          JUNE 30  SEPTEMBER 30
(in thousands except share data)                                             2003          2002
------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Compensation and benefits                                             $185,647      $228,093
   Current maturities of long-term debt                                     2,134         7,830
   Accounts payable and accrued expenses                                  152,744       117,246
   Commissions                                                             93,097        81,033
   Income taxes                                                             6,026        12,510
   Other                                                                   10,266         8,307
------------------------------------------------------------------------------------------------
      Total current liabilities                                           449,914       455,019
------------------------------------------------------------------------------------------------

Banking/finance liabilities:
   Deposits                                                               688,604       733,571
   Payable to Parent                                                       40,176       100,705
   Other                                                                  100,989        49,660
------------------------------------------------------------------------------------------------
      Total banking/finance liabilities                                   829,769       883,936
------------------------------------------------------------------------------------------------

Non-current liabilities:
   Long-term debt                                                       1,081,696       595,148
   Deferred taxes                                                         204,979       175,176
   Other                                                                   49,461        46,513
------------------------------------------------------------------------------------------------
      Total non-current liabilities                                     1,336,136       816,837
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
       Total liabilities                                                2,615,819     2,155,792
------------------------------------------------------------------------------------------------

Commitments and contingencies (Note 10)
Stockholders' equity:
   Preferred stock, $1.00 par value, 1,000,000 shares authorized; none
   issued                                                                       -             -
   Common stock, $0.10 par value, 500,000,000 shares authorized;
   250,678,021 and 258,555,285 shares issued and outstanding, for June
   and September                                                           25,068        25,856
   Capital in excess of par value                                         333,474       598,196
   Retained earnings                                                    3,996,009     3,702,636
   Accumulated other comprehensive gain (loss)                              6,740      (59,742)
------------------------------------------------------------------------------------------------
      Total stockholders' equity                                        4,361,291     4,266,946
------------------------------------------------------------------------------------------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $6,977,110    $6,422,738
------------------------------------------------------------------------------------------------


        See accompanying notes to the consolidated financial statements.


                                       4
================================================================================

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED                                                                     NINE MONTHS ENDED
                                                                                   JUNE 30
(in thousands)                                                              2003           2002
------------------------------------------------------------------------------------------------
NET INCOME                                                              $350,751       $364,205

Adjustments to reconcile net income to net cash
     provided by operating activities:
(Increase) decrease in receivables, prepaid expenses and other          (30,084)         27,497
Net advances of deferred sales commissions                             (112,065)       (67,200)
Increase in other current liabilities                                    106,954         27,301
(Decrease) increase in deferred income taxes and taxes payable          (45,915)         42,507
Increase in commissions payable                                           12,064          3,668
(Decrease) increase in accrued compensation and benefits                (14,071)          1,897
Depreciation and amortization                                            132,612        138,505
Net gains on disposal of assets                                          (5,678)        (4,342)
------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                394,568        534,038
------------------------------------------------------------------------------------------------

Purchase of investments                                              (1,644,307)    (1,002,040)
Liquidation of investments                                             1,370,323        749,993
Purchase of banking/finance investments                                (235,522)      (188,419)
Liquidation of banking/finance investments                               419,114        193,642
Net proceeds from securitization of loans receivable                     372,961        499,332
Net origination of loans receivable                                    (285,267)      (342,124)
Additions of property and equipment                                     (44,030)       (34,626)
Proceeds from sale of property and equipment                                 481          9,552
Insurance proceeds related to September 11, 2001 event                    10,643         28,562
------------------------------------------------------------------------------------------------
Net cash used in investing activities                                   (35,604)       (86,128)
------------------------------------------------------------------------------------------------

(Decrease) increase in bank deposits                                    (44,965)         34,408
Exercise of common stock options                                           4,726         16,934
Net put option premiums and settlements                                    1,335            895
Dividends paid on common stock                                          (57,379)       (53,250)
Purchase of stock                                                      (307,373)        (8,146)
Increase in debt                                                         493,616         82,583
Payments on debt                                                        (16,113)       (68,667)
------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                 73,847          4,757
------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                    432,811        452,667
Cash and cash equivalents, beginning of period                           980,604        622,775
------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $1,413,415     $1,075,442
------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
    Value of common stock issued, principally restricted stock           $28,373        $28,009


        See accompanying notes to the consolidated financial statements.

                                       5
================================================================================

                            FRANKLIN RESOURCES, INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                   (Unaudited)

     1.   BASIS OF PRESENTATION
          ---------------------

          We have prepared these unaudited interim financial statements of Franklin Resources, Inc. and its consolidated subsidiaries in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission. Under these rules and regulations, we have shortened or omitted some information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles. We believe that we have made all adjustments necessary for a fair statement of the results of operations for the periods shown. All adjustments are normal and recurring. You should read these financial statements together with our audited financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2002. Certain amounts for the comparative prior year periods have been reclassified to conform to the financial presentation for and at the periods ended June 30, 2003.

     2.   NEW ACCOUNTING STANDARDS
          ------------------------

          In April 2003, Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), was issued. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. We believe that the adoption of SFAS 149 will not have a significant impact on our consolidated operating results or financial position.

          In May 2003, Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"), was issued. SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that these instruments be classified as liabilities in statements of financial position. SFAS 150 was effective immediately for financial instruments entered into or modified after May 31, 2003, and for interim or annual periods beginning after June 15, 2003 for transactions entered into before June 1, 2003. The adoption of SFAS 150, which affected our treatment of put options (see Note 10), did not have a significant impact on our consolidated operating results or financial position.


                                       6
================================================================================

     3.   COMPREHENSIVE INCOME
          --------------------

          The following table shows comprehensive income for the three and nine months ended June 30, 2003 and 2002.


                                                             THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                   JUNE 30           JUNE 30
          (in thousands)                                        2003      2002      2003      2002
          -----------------------------------------------------------------------------------------

          Net income                                        $131,388  $125,690  $350,751  $364,205
          Net unrealized gain (loss) on available-for-sale
            securities, net of tax                            38,141  (22,059)    41,296  (15,878)
          Foreign currency translation adjustments            13,965    11,572    25,186     2,720
          -----------------------------------------------------------------------------------------
          Comprehensive income                              $183,494  $115,203  $417,233  $351,047
          -----------------------------------------------------------------------------------------

     4.   EARNINGS PER SHARE
          ------------------

          We computed earnings per share as follows:

                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                             JUNE 30                JUNE 30
          (in thousands except per share data)               2003       2002      2003       2002
          ----------------------------------------------------------------------------------------

          Net income                                     $131,388   $125,690  $350,751   $364,205
          ----------------------------------------------------------------------------------------

          Weighted-average shares outstanding - basic     252,633    261,952   255,721    261,507
          Incremental shares from assumed conversions         621      1,135       622        894
          ----------------------------------------------------------------------------------------
          Weighted-average shares outstanding - diluted   253,254    263,087   256,343    262,401
          ----------------------------------------------------------------------------------------

          Earnings per share:
            Basic and diluted                               $0.52      $0.48     $1.37      $1.39
          ----------------------------------------------------------------------------------------

     5.   CASH AND CASH EQUIVALENTS
          -------------------------

          Cash and cash equivalents at June 30, 2003 and September 30, 2002 consisted of the following:


                                                                     JUNE 30,       SEPTEMBER 30,
          (in thousands)                                                 2003                2002
          ----------------------------------------------- -------------------- -------------------

          Cash and due from banks                                    $297,321            $224,214
          Federal funds sold and securities purchased under
            agreements to resell                                      111,780              82,150
          Other                                                     1,004,314             674,240
          ----------------------------------------------- -------------------- -------------------
          Total                                                    $1,413,415            $980,604
          ----------------------------------------------- -------------------- -------------------

                                       7
================================================================================

          Cash and cash equivalents - other includes money market mutual fund investments and U.S. Treasury bills. Federal Reserve Board regulations require reserve balances on deposits to be maintained with the Federal Reserve Banks by banking subsidiaries. The required reserve balance was $1.6 million at June 30, 2003 and $5.3 million at September 30, 2002.

     6.   SECURITIZATION OF LOANS RECEIVABLE
          ----------------------------------

          From time to time, we enter into auto loan securitization transactions with qualified special purpose entities and record these transactions as sales. The following table shows details of auto loan securitization transactions for the three and nine months ended June 30, 2003 and 2002.


                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                           JUNE 30                  JUNE 30
          (in thousands)                            2003          2002         2003         2002
          ---------------------------------------------------------------------------------------

          Gross sale proceeds                   $259,305      $183,832     $390,925     $503,448
          Net carrying amount of loans sold      249,781       178,937      375,885      485,197
          ---------------------------------------------------------------------------------------
          Pre-tax gain                            $9,524        $4,895      $15,040      $18,251
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

          We generally estimate fair value based on the present value of future expected cash flows. The key assumptions used in the present value calculations of our securitization transactions at the date of securitization were as follows:


                                                          THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                JUNE 30                JUNE 30
                                                             2003       2002        2003        2002
           ------------------------------------------------------------------------------------------

           Excess cash flow discount rate (annual rate)     12.0%      12.0%       12.0%       12.0%
           Cumulative life loss rate                         3.7%       3.3%   3.7%-4.3%   3.3%-3.8%
           Pre-payment speed assumption (average
             monthly rate)                                   1.8%       1.5%        1.8%        1.5%
           -------------------------------------------------------------------------------------------

          We determined these assumptions using data from comparable transactions, historical information and management's estimate. Interest-only strip receivables are generally restricted assets and subject to limited recourse provisions.

          We generally estimate the fair value of the interest-only strips at each period-end based on the present value of future expected cash flows, consistent with the methodology used at the date of securitization. The following shows, as of June 30, 2003 and September 30, 2002, the carrying value and the sensitivity of the interest-only strip receivable to hypothetical adverse changes in the key economic assumptions used to measure fair value:


                                       8
================================================================================

                                                                       JUNE 30,   SEPTEMBER 30,
          (in thousands)                                                   2003            2002
          ---------------------------------------------------------------------------------------

          Carrying amount/fair value of interest-only strips             $35,718         $29,088
          ---------------------------------------------------

          Excess cash flow discount rate (annual rate)                     12.0%           12.0%
          --------------------------------------------
              Impact on fair value of 10% adverse change                  $(526)          $(400)
              Impact on fair value of 20% adverse change                $(1,037)          $(789)

          Cumulative life loss rate                                         4.0%            3.6%
          -------------------------
              Impact on fair value of 10% adverse change                $(2,400)        $(1,787)
              Impact on fair value of 20% adverse change                $(4,800)        $(3,579)

          Pre-payment speed assumption (average monthly rate)               1.7%            1.7%
        ----------------------------------------------
              Impact on fair value of 10% adverse change                $(3,546)        $(2,632)
              Impact on fair value of 20% adverse change                $(6,942)        $(5,155)
          ---------------------------------------------------------------------------------------

          Actual future market conditions may differ materially. Accordingly, this sensitivity analysis should not be considered our projections of future events or losses.

          We receive annual servicing fees ranging from 1% to 2% of the loans securitized for services we provide to the securitization trusts. We also receive the rights to future cash flows, if any, arising after the investors in the securitization trust have received their contracted return.

          The following is a summary of cash flows received from and paid to securitization trusts.

                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                          JUNE 30                   JUNE 30
          (in thousands)                             2003         2002         2003         2002
          ---------------------------------------------------------------------------------------

          Servicing fees received                  $2,375       $1,952       $7,444       $5,349
          Other cash flows received                 4,973        6,064       14,105       11,985
          Purchase of loans from trusts               441          241       10,804        8,622
          ---------------------------------------------------------------------------------------

          Amounts payable to the trustee for interest and principal on loans collected on behalf of the trusts of $34.1 million at June 30, 2003 and $24.9 million at September 30, 2002 are included in other banking/finance liabilities.


                                       9
================================================================================

          The securitized loan portfolio that we manage and the related delinquencies as of June 30, 2003 and September 30, 2002 were as follows:

                                                                      JUNE 30,     SEPTEMBER 30,
          (in thousands)                                                  2003              2002
          ---------------------------------------------------------------------------------------

          Securitized loans held by securitization trusts             $698,554          $530,896
          Delinquencies                                                 11,493             9,317
          ---------------------------------------------------------------------------------------

          Net charge-offs on the securitized loan portfolio were $3.1 million and $1.9 million during the three months ended June 30, 2003 and 2002 and $9.1 million and $4.6 million during the nine months ended June 30, 2003 and 2002.

     7.   INTANGIBLE ASSETS AND GOODWILL
          ------------------------------

          Intangible assets at June 30, 2003 and September 30, 2002 were as follows:


                                                  GROSS CARRYING    ACCUMULATED     NET CARRYING
          (in thousands)                                  AMOUNT   AMORTIZATION           AMOUNT
          ---------------------------------------------------------------------------------------

          JUNE 30, 2003
          Amortized intangible assets:
          Customer base                                 $232,761      $(35,168)         $197,593
          Other                                           31,546       (19,285)           12,261
          ---------------------------------------------------------------------------------------
                                                         264,307       (54,453)          209,854

          Non-amortized intangible assets:
          Management contracts                           478,314              -          478,314
          ---------------------------------------------------------------------------------------
          Total                                         $742,621      $(54,453)         $688,168
          ---------------------------------------------------------------------------------------

          SEPTEMBER 30, 2002
          Amortized intangible assets:
          Customer base                                 $231,935      $(23,358)         $208,577
          Other                                           31,546       (18,181)           13,365
          ---------------------------------------------------------------------------------------
                                                         263,481       (41,539)          221,942

          Non-amortized intangible assets:
          Management contracts                           475,304              -          475,304
          ---------------------------------------------------------------------------------------
          Total                                         $738,785      $(41,539)         $697,246
          ---------------------------------------------------------------------------------------



                                       10
================================================================================

          Estimated amortization expense for each of the next 5 fiscal years is as follows:

                                                     FOR THE FISCAL YEARS ENDING
          (in thousands)                                           SEPTEMBER 30,
          ---------------------------------------- -----------------------------

          2003                                                           $16,989
          2004                                                            16,989
          2005                                                            16,989
          2006                                                            16,989
          2007                                                            16,989
          ---------------------------------------- -----------------------------

          The change in the carrying value of goodwill was as follows:

          (in thousands)
          ----------------------------------------------------------------------

          Goodwill as of September 30, 2002                           $1,321,939
          Foreign currency movements                                      12,312
          ----------------------------------------------------------------------
          Goodwill as of June 30, 2003                                $1,334,251
          ----------------------------------------------------------------------

          All of our goodwill and intangible assets relate to our investment management operating segment. Indefinite-lived intangible assets represent the value of management contracts related to our mutual funds and other investment products. As of March 31, 2003, we completed the annual impairment testing of goodwill and indefinite-lived intangible assets under the guidance set out in Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", and we determined that there was no impairment in the value of goodwill and indefinite-lived assets as of October 1, 2002.

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

          Financial information for our two operating segments for the three and nine months ended June 30, 2003 and 2002 is presented in the table below. Operating revenues of the banking/finance segment are reported net of interest expense and provision for loan losses.


                                       11
================================================================================

                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                          JUNE 30                   JUNE 30
          (in thousands)                           2003          2002          2003         2002
          ---------------------------------------------------------------------------------------
          OPERATING REVENUES
          Investment management                $663,504      $650,465    $1,853,586   $1,867,218
          Banking/finance                        20,403        15,585        48,907       43,007
          ---------------------------------------------------------------------------------------
          Total                                $683,907      $666,050    $1,902,493   $1,910,225
          ---------------------------------------------------------------------------------------

          INCOME BEFORE TAXES
          Investment management                $162,329      $160,111      $448,041     $459,492
          Banking/finance                        22,725         8,600        37,966       27,238
          ---------------------------------------------------------------------------------------
          Total                                $185,054      $168,711      $486,007     $486,730
          ---------------------------------------------------------------------------------------


          Operating segment assets were as follows:

                                                            JUNE 30,               SEPTEMBER 30,
          (in thousands)                                        2003                        2002
          ----------------------------------------------------------------------------------------

          Investment management                           $6,033,262                  $5,370,766
          Banking/finance                                    943,848                   1,051,972
          ----------------------------------------------------------------------------------------
          Total                                           $6,977,110                  $6,422,738
          ----------------------------------------------------------------------------------------

          Operating revenues of the banking/finance segment included above were as follows:

                                                             THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                    JUNE 30                JUNE 30
          (in thousands)                                        2003       2002       2003       2002
          --------------------------------------------------------------------------------------------

          Interest and loan fees                              $8,944     $8,669    $24,908    $26,592
          Interest and dividends on investment securities      4,241      5,129     15,103     14,636
          ---------------------------------------------------------------------------------------------
          Total interest income                               13,185     13,798     40,011     41,228
          Interest on deposits                               (1,461)    (2,400)    (4,841)    (7,477)
          Interest on short-term debt                          (141)       (79)      (339)      (354)
          Interest expense - inter-segment                     (826)    (1,394)    (2,235)    (4,880)
          ---------------------------------------------------------------------------------------------
          Total interest expense                             (2,428)    (3,873)    (7,415)   (12,711)
          Net interest income                                 10,757      9,925     32,596     28,517
          Other income                                        12,595      7,224     25,810     26,386
          Provision for loan losses                          (2,949)    (1,564)    (9,499)   (11,896)
          ---------------------------------------------------------------------------------------------
          Total operating revenues                           $20,403    $15,585    $48,907    $43,007
          ---------------------------------------------------------------------------------------------


          Inter-segment interest payments from the banking/finance segment to the investment management segment are based on market rates prevailing at the inception of each loan. Inter-segment interest income and expense are not eliminated in our Consolidated Statements of Income.



                                       12
================================================================================

     9.   DEBT
          ----

          Outstanding debt at June 30, 2003 and September 30, 2002 consisted of the following:


                                                                     JUNE 30,       SEPTEMBER 30,
          (in thousands)                                                 2003                2002
          ----------------------------------------------- -------------------- -------------------

          SHORT-TERM:
          Federal funds purchased                                     $39,000                  $-
          Federal Home Loan Board advances                             15,000               8,500
          Current maturities of long-term debt                          2,134               7,830
          ----------------------------------------------- -------------------- -------------------
                                                                       56,134              16,330
          LONG-TERM:
          Convertible Notes (including accrued interest)              517,892             514,190
          Medium Term Notes                                           420,000                   -
          Other                                                       143,804              80,958
          ----------------------------------------------- -------------------- -------------------
                                                                    1,081,696             595,148
          ----------------------------------------------- -------------------- -------------------
          Total debt                                               $1,137,830            $611,478
          ----------------------------------------------- -------------------- -------------------


          Federal funds purchased and Federal Home Loan Board advances are included in other liabilities of the banking/finance operating segment. Other long-term debt consists primarily of deferred commission liability recognized in relation to U.S. deferred commission assets financed by Lightning Finance Company Limited ("LFL") that were not sold by LFL in a securitization transaction as of June 30, 2003 and September 30, 2002.

          In May 2001, we received approximately $490 million in net proceeds from the sale of $877.0 million principal amount at maturity of zero-coupon convertible senior notes due 2031 (the "Convertible Notes"). The Convertible Notes, which were offered to qualified institutional buyers only, carry an interest rate of 1.875% per annum, with an initial conversion premium of 43%. Each of the $1,000 (principal amount at maturity) Convertible Notes is convertible into
          9.3604 shares of our common stock. We may redeem the Convertible Notes for cash on or after May 11, 2006 at their accreted value. We may have to repurchase the Convertible Notes at their accreted value, at the option of the holders, on May 11 of 2004, 2006, 2011, 2016, 2021 and 2026. In this event, we may choose to pay the purchase price in cash or shares of our common stock. The amount of Convertible Notes that will be redeemed depends on, among other factors, the performance of our common stock. On May 12, 2003, at the option of the holders, we repurchased Convertible Notes with a face value of $5.9 million principal amount at maturity, for $3.5 million in cash, the accreted value of the notes as of May 11, 2003.

          In April 2003, we completed the sale of five-year senior notes due April 15, 2008 totaling $420.0 million ("Medium Term Notes"). The senior notes, which were offered to qualified institutional buyers only, carry an interest rate of 3.7% and are not redeemable prior to maturity by either us or the note holders. Interest payments are due semi-annually.


                                       13
================================================================================

     10.  COMMITMENTS AND CONTINGENCIES
          -----------------------------

          GUARANTEES

          Under Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", we are required, on a prospective basis, to recognize in our financial statements a liability for the fair value of any guarantees issued or modified after December 31, 2002 as well as make additional disclosures about existing guarantees.

          In October 1999, we entered into an agreement for the lease of our corporate headquarters in San Mateo, California from a lessor trust under an operating lease that expires in fiscal 2005, with additional renewal options for a further period of up to 10 years. In connection with this lease, we are contingently liable for approximately $145 million in residual guarantees, representing approximately 85% of the total construction costs of $170 million. We would become liable under this residual guarantee if we were unable or unwilling to exercise our renewal option to extend the lease term or buy the corporate headquarter buildings, or if we were unable to arrange for the sale of the building for more than $145 million.

          We are also contingently liable to purchase the corporate headquarter buildings for an amount equal to the final construction costs of $170 million if an event of default occurs under the agreement. An event of default includes, but is not limited to, failure to make lease payments when due and failure to maintain required insurance. Management considers the possibility of default under the provisions of the agreement to be remote. The lease is treated as an operating lease as none of the capitalization criteria under Statement of Financial Accounting Standards No. 13, "Accounting for Leases", was met at the inception of the lease.

          We provide investment management services to, and have made investments in, a number of collateralized debt obligation entities ("CDOs") that, using debt financing, invest in debt instruments. These entities subsequently issue notes and preferred shares to investors. In September 2002, we entered into an agreement in relation to one of these entities. Under the agreement, in the event that the CDO is terminated prior to the issuance of securities to investors, we have a contingent obligation in the maximum amount of approximately $182.5 million.

          In relation to the auto loan securitization transactions that we have entered into with a number of qualified special purpose entities, we are obligated to cover shortfalls in amounts due to the holders of the notes up to certain levels as specified under the related agreements. As of June 30, 2003, the maximum potential amount of future payments was $17.5 million. We also recognized a $0.3 million liability to reflect obligations arising from an auto securitization transaction in June 2003.

          At June 30, 2003, our banking/finance operating segment had issued financial standby letters of credit totaling $10.4 million on which beneficiaries would be able to draw upon in the event of non-performance by our customers, primarily in relation to lease and lien obligations of these banking customers. These standby letters of credit, issued prior to January 1, 2003, are secured by marketable securities with a fair value of $31.6 million as of June 30, 2003 and commercial real estate.


                                       14
================================================================================

          OTHER COMMITMENTS AND CONTINGENCIES

          In February 2001, we signed an agreement to outsource management of our data center and distributed server operations. We may terminate the agreement any time beginning on March 1, 2004 by incurring a termination charge. The maximum termination charge payable depends on the termination date, the service levels before our termination of the agreement, and costs incurred to wind down the services. Based on June 30, 2003 service levels, the termination fee payable on March 1, 2004 would approximate $37.8 million and would decrease on each one-year anniversary for the following three years (see Note 15 for subsequent events).

          From time to time, we sell put options giving the purchaser the right to sell shares of our common stock to us at a specified price upon exercise of the options on the designated expiration dates if certain conditions are met. The likelihood that we will have to purchase our stock and the purchase price is contingent on the market value of our stock when the put option contract becomes exercisable. At June 30, 2003, there were 2.9 million put options outstanding. All of these options were issued prior to June 1, 2003, and through June 30, 2003 are treated as equity instruments. The related premium received is recorded in Stockholders' Equity as Capital in excess of par value. Beginning in July 2003, these put options will be recognized as liabilities and carried at fair value in our books and records in accordance with SFAS 150 (see Note 2). One million of the 2.9 million put options outstanding on June 30, 2003 expired in July 2003 resulting in a recognized gain of $1.9 million classified as Other Income. The remaining 1.9 million put options expire in December 2003 and January 2004 and have an average exercise price of $34.

          At  June  30,  2003,  our   banking/finance   operating   segment  had
          commitments to extend credit aggregating $285.3 million, mainly under credit card lines.

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

     11.  TRANSACTIONS WITH VARIABLE INTEREST ENTITIES
          --------------------------------------------

          Under Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), a variable interest entity ("VIE") is defined as a corporation, trust, partnership or other entity where the equity investment holders have not contributed sufficient capital to finance the activities of the VIE or the equity investment holders do not have defined rights and obligations normally associated with an equity investment. FIN 46 requires consolidation of a VIE by the enterprise that has the majority of the risks and rewards of ownership, referred to as the primary beneficiary. The consolidation and disclosure provisions of FIN 46 are effective immediately for VIEs created after January 31, 2003, and for interim or annual reporting periods beginning after June 15, 2003 for VIEs created before February 1, 2003. We are currently evaluating the impact that the adoption of FIN 46 will have on our results of operations and financial condition in relation to VIEs in existence as of January 31, 2003, as described below.

                                       15
================================================================================

          LESSOR TRUST. We lease our corporate headquarters in San Mateo, California from a lessor trust under an operating lease as described in Note 10. Our maximum exposure arising from this arrangement is approximately $170 million at June 30, 2003. We believe the lessor trust will be consolidated in our financial statements as of July 1, 2003. We estimate the impact on our Consolidated Balance Sheet at July 1, 2003 will be to increase Property and equipment, net by approximately $160.3 million and Long-term debt by approximately $164.9 million. We do not expect the impact on net income to be material.

          COLLATERALIZED DEBT OBLIGATION ENTITIES. We provide investment management services to, and have made investments in, a number of CDOs as described in Note 10. Our equity ownership interest in the CDOs is currently not sufficient to meet consolidation requirements. We earn investment management fees, including subordinated management fees in some cases, for managing the CDOs, as well as incentive fees that are contingent on certain performance conditions. At June 30, 2003, the combined market value of assets in these CDOs was approximately $1.5 billion, and our maximum exposure to loss as a result of these investments was approximately $15.4 million. At this time, it is reasonably possible that we will either make additional disclosures about, or consolidate, one or more of these entities in our annual financial statements as of September 30, 2003.

     12.  COMMON STOCK REPURCHASES
          ------------------------

          During the nine months ended June 2003, we increased the number of shares of our common stock authorized for purchase by 20 million shares and we purchased and retired 9.2 million shares at a cost of $312.3 million, including 2 million shares repurchased under put option contracts (see Note 15 for subsequent events). At June 30, 2003, approximately 20.7 million shares remained under board share repurchase authorizations.

     13.  EMPLOYEE STOCK OPTION AND INVESTMENT PLANS
          ------------------------------------------

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


                                       16
================================================================================


                                                        THREE MONTHS ENDED      NINE MONTHS ENDED
                                                              JUNE 30               JUNE 30
          (in thousands)                                    2003      2002       2003       2002
          ---------------------------------------------------------------------------------------

          Net Income, as reported                       $131,388  $125,690   $350,751   $364,205
          Less: stock-based compensation expense
            determined under the fair value method,
            net of tax                                  (17,325)  (15,568)   (51,274)   (43,624)
          ---------------------------------------------------------------------------------------
          PRO FORMA NET INCOME                          $114,063  $110,122   $299,477   $320,581
          ---------------------------------------------------------------------------------------

          BASIC EARNINGS PER SHARE
            As reported                                    $0.52     $0.48      $1.37      $1.39
            Pro forma                                      $0.45     $0.42      $1.17      $1.23

          DILUTED EARNINGS PER SHARE
            As reported                                    $0.52     $0.48      $1.37      $1.39
            Pro forma                                      $0.45     $0.42      $1.17      $1.22
          ---------------------------------------------------------------------------------------

     14.  BANKING REGULATORY RATIOS
          -------------------------

          Following the acquisition of Fiduciary Trust Company International in April 2001, we became a bank holding company and a financial holding company subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional, discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. We must meet specific capital adequacy guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

          Quantitative measures established by regulation to ensure capital adequacy require us to maintain a minimum Tier 1 capital and Tier 1 leverage ratio (as defined in the regulations), as well as minimum Tier 1 and Total risk-based capital ratios (as defined in the regulations). Based on our calculations as of June 30, 2003, we exceeded the capital adequacy requirements applicable to us as listed below.

                                                THREE MONTHS ENDED     MINIMUM FOR OUR CAPITAL
          (in thousands)                             JUNE 30, 2003           ADEQUACY PURPOSES
          ----------------------------------- --------------------- ---------------------------

        Tier 1 capital                                  $2,199,885                         N/A
        Total risk-based capital                        $2,206,654                         N/A
        Tier 1 leverage ratio                                  42%                          4%
        Tier 1 risk-based capital ratio                        67%                          4%
        Total risk-based capital ratio                         67%                          8%
        ------------------------------------- --------------------- ---------------------------



                                       17
================================================================================

     15.  SUBSEQUENT EVENTS
          -----------------

          In July 2003, we renegotiated our outsourcing  agreement  discussed in
          Note 10. We may terminate the amended agreement any time after July 1, 2006 by incurring a termination charge. The maximum termination charge payable will depend on the termination date of the amended agreement, the service levels before our termination of the agreement, costs incurred by our service provider to wind-down the services and costs associated with assuming equipment leases. As of July 31, 2003, we estimate that the termination fee payable in July 2006, not including costs associated with assuming equipment leases would approximate $14.3 million and would decrease each month for the subsequent two years.

          On August 1, 2003, we entered into an agreement to acquire the remaining interest in Darby Overseas Investments, Ltd. and Darby's Overseas Partners, L.P. (collectively "Darby"), in which we formerly held a 12.7% interest, for approximately $75.9 million in cash. As of June 30, 2003, Darby managed approximately $700 million in private equity and mezzanine funds and sub-advised approximately $300 million in emerging markets fixed-income products.

          On August 5, 2003, we purchased and retired 6.1 million shares of our common stock at a cost of $267.5 million from the estate of a former employee.



                                       18
================================================================================

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

GENERAL

We derive the majority of our operating revenues, operating expenses and net income from providing investment advisory and related services to retail mutual funds, institutional, high net-worth, private accounts and other investment products. This is our main business activity and operating segment. The mutual funds and other products that we advise, collectively called our sponsored investment products, are distributed to the public globally under five distinct names:

* Franklin    * Templeton     * Mutual Series    * Fiduciary Trust     * Bissett

Our sponsored investment products include a broad range of global/international equity, U.S. domestic, hybrid/balanced, fixed-income and money market mutual funds, as well as other investment products that meet a wide variety of specific investment needs of individuals and institutions.

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



                                       19
================================================================================



RESULTS OF OPERATIONS

                                   THREE MONTHS ENDED              NINE MONTHS ENDED
(in millions except per share             JUNE 30        PERCENT          JUNE 30       PERCENT
Data)                                 2003       2002     CHANGE     2003       2002     CHANGE
-----------------------------------------------------------------------------------------------

NET INCOME                          $131.4     $125.7        5%    $350.8     $364.2      (4%)
EARNINGS PER COMMON SHARE
     Basic and diluted               $0.52      $0.48        8%     $1.37      $1.39      (1%)
OPERATING MARGIN                       25%        23%         -       24%        23%         -
-----------------------------------------------------------------------------------------------

Net income increased 5% during the three months ended June 30, 2003 compared to the same period last year. The increase was mainly due to higher shareholder servicing fees and lower advertising and promotion and information system, technology and occupancy expenses, partly offset by lower investment management fees and a higher effective tax rate. Net income decreased 4% during the nine months ended June 30, 2003 compared to the same period last year, primarily due to a decline in investment management fees and a higher effective tax rate offsetting an increase in shareholder servicing fees and lower advertising and promotion and information system, technology and occupancy expenses.


ASSETS UNDER MANAGEMENT
                                                                      JUNE 30          JUNE 30
(in billions)                                                            2003             2002
-----------------------------------------------------------------------------------------------

Equity:
   Global/international                                                 $91.6            $93.6
   Domestic (U.S.)                                                       50.7             48.5
-----------------------------------------------------------------------------------------------
      Total equity                                                      142.3            142.1
-----------------------------------------------------------------------------------------------

Hybrid/balanced                                                          42.8             39.6
Fixed-income:
  Tax-free                                                               53.6             50.2
  Taxable
     Domestic (U.S.)                                                     31.4             24.7
     Global/international                                                10.9              8.4
-----------------------------------------------------------------------------------------------
      Total fixed-income                                                 95.9             83.3
-----------------------------------------------------------------------------------------------

Money market                                                              6.0              5.4
-----------------------------------------------------------------------------------------------
Total                                                                  $287.0           $270.4
-----------------------------------------------------------------------------------------------
Simple monthly average for the three-month period (1)                  $272.2           $274.8
Simple monthly average for the nine-month period (1)                   $261.8           $265.6
-----------------------------------------------------------------------------------------------

(1) Investment management fees from approximately 50% of our assets under management at June 30, 2003 are calculated using a daily average.

Our assets under management at June 30, 2003 were $287.0 billion, 6% higher than they were a year ago, mainly due to excess sales over redemptions ("net inflows") of $9.5 billion and market appreciation of

                                       20
================================================================================

$31.4 billion, mainly in the quarter ended June 30, 2003. Simple monthly average assets decreased 1% during both the three and nine months ended June 30, 2003 over the same periods a year ago.

The simple monthly average mix of assets under management is shown below.


                                                                                 NINE MONTHS ENDED
                                                                                    JUNE 30
                                                                                 2003     2002
-----------------------------------------------------------------------------------------------
PERCENTAGE OF SIMPLE MONTHLY AVERAGE ASSETS UNDER MANAGEMENT
Equity                                                                            48%      52%
Fixed-income                                                                      35%      31%
Hybrid/balanced                                                                   15%      15%
Money market                                                                       2%       2%
-----------------------------------------------------------------------------------------------
Total                                                                            100%     100%
-----------------------------------------------------------------------------------------------

The change in the composition of assets under management, resulting from higher relative inflows and appreciation for fixed-income as compared to equity products, led to a slight decrease in our effective investment management fee rate (investment management fees divided by simple monthly average assets under management). For the nine months ended June 30, 2003, the effective investment management fee rate declined slightly to 0.548% from 0.556% in the same period last year.

Assets under management by shareholder location were as follows:

                                                                  AS OF JUNE 30,
(in billions)                                                    2003       2002
--------------------------------------------------------- ----------- ----------

United States                                                  $237.0     $227.1
Canada                                                           20.3       21.5
Europe                                                           13.4       11.2
Asia/Pacific and other                                           16.3       10.6
--------------------------------------------------------- ----------- ----------
Total                                                          $287.0     $270.4
--------------------------------------------------------- ----------- ----------

Components of the change in our assets under management were as follows:

                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                               JUNE 30    PERCENT          JUNE 30    PERCENT
(in billions)                             2003       2002  CHANGE       2003     2002  CHANGE
----------------------------------------------------------------------------------------------

Beginning assets under management       $252.4     $274.5    (8%)     $247.8   $246.4      1%
Sales                                     21.9       18.6     18%       56.7     56.3      1%
Reinvested distributions                   1.0        1.1    (9%)        3.0      4.2   (29%)
Redemptions                             (16.0)     (14.1)     13%     (47.2)   (43.9)      8%
Distributions                            (1.5)      (1.7)   (12%)      (4.7)    (6.5)   (28%)
Appreciation (depreciation)               29.2      (8.0)     N/A       31.4     13.9    126%
----------------------------------------------------------------------------------------------
Ending assets under management          $287.0     $270.4      6%     $287.0   $270.4      6%
----------------------------------------------------------------------------------------------

For the three and nine months ended June 30, 2003, net inflows were $5.9 billion and $9.5 billion, as compared to $4.5 billion and $12.4 billion in the same periods last year. Market appreciation of $29.2

                                       21
================================================================================
billion and $31.4 billion in the three and nine months ended June 30, 2003 related mainly to our equity and hybrid/balanced products.


OPERATING REVENUES

                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                           JUNE 30      PERCENT        JUNE 30       PERCENT
(in millions)                            2003      2002  CHANGE      2003       2002  CHANGE
---------------------------------------------------------------------------------------------

Investment management fees             $376.6    $384.9    (2%)  $1,075.9   $1,107.4    (3%)
Underwriting and distribution fees      225.6     213.3      6%     605.7      602.8       -
Shareholder servicing fees               57.4      48.8     18%     160.8      144.2     12%
Other, net                               24.3      19.1     27%      60.1       55.8      8%
---------------------------------------------------------------------------------------------
Total operating revenues               $683.9    $666.1      3%  $1,902.5   $1,910.2       -
---------------------------------------------------------------------------------------------

SUMMARY

Total operating revenues increased 3% during the three months ended June 30, 2003 compared to the same period last year primarily due to increased underwriting and distribution and shareholder servicing fees, partly offset by a decline in investment management fees. Total operating revenues remained constant during the nine months ended June 30, 2003 compared to the same period last year as lower investment management fees were mostly offset by higher shareholder servicing fees.

INVESTMENT MANAGEMENT FEES

Investment management fees account for 55% of our operating revenues in the quarter ended June 30, 2003. These fees are generally calculated under contractual arrangements with our sponsored investment products as a percentage of the market value of assets under management. Annual rates vary by investment objective and type of services provided. In return for these fees, we provide a combination of investment advisory, administrative and other management services.

Investment management fees decreased 2% and 3% during the three and nine months ended June 30, 2003 compared to the same periods last year consistent with a 1% decrease in simple monthly average assets under management over the same periods, and the decline in our effective fee rate resulting from a change in asset mix.

UNDERWRITING AND DISTRIBUTION FEES

We earn underwriting fees from the sale of some classes of sponsored investment products on which investors pay a sales commission at the time of purchase. Sales commissions are reduced or eliminated on some classes of shares and for sales to shareholders or intermediaries that exceed specified minimum amounts. Therefore, underwriting fees will change with the overall level of gross sales and the relative mix of sales between different share classes.

Our sponsored investment products pay distribution fees in return for sales, marketing and distribution efforts on their behalf. While other contractual arrangements exist in international jurisdictions, in the United States, distribution fees include "12b-1 fees". These fees are subject to maximum payout levels based on a percentage of the assets in each fund. We pay a significant portion of underwriting and distribution fees to the financial advisors and other intermediaries who sell our sponsored investment

                                       22
================================================================================
products to the public on our behalf. See the description of underwriting and distribution expenses below.

Underwriting and distribution fees increased 6% and remained constant during the three and nine months ended June 30, 2003 compared to the same periods last year. During the three and nine months ended June 30, 2003, commission revenues increased 14% and 2% from the same periods last year consistent with an 18% and 1% increase in gross sales. Distribution fees remained constant during both the three and nine months ended June 30, 2003 over the same periods last year consistent with relatively stable simple monthly average assets under management.

SHAREHOLDER SERVICING FEES

Shareholder servicing fees are generally fixed charges per shareholder account that vary with the particular type of fund and the service being rendered. In some instances, sponsored investment products are charged these fees based on the level of assets under management. We receive fees as compensation for providing transfer agency services, including providing customer statements, transaction processing, customer service and tax reporting. In the United States, transfer agency service agreements provide that accounts closed in a calendar year remain billable through the second quarter of the following calendar year at a reduced rate. In Canada, such agreements provide that accounts closed in the calendar year remain billable for four months after the end of the calendar year. Accordingly, the level of fees will vary with the growth in new accounts and the level of closed accounts that remain billable.

Shareholder servicing fees increased 18% and 12% during the three and nine months ended June 30, 2003 from the same periods last year. The increase reflects an increase in billable shareholder accounts due to revised shareholder service fee agreements in the United States effective on January 1, 2003 and 0.7 million shareholder accounts added in the acquisition of Pioneer ITI AMC Limited ("Pioneer"), in July 2002. In the coming quarter, approximately 1.6 million accounts closed in the United States during calendar year 2002 will no longer be billable effective July 1, 2003.

OTHER, NET

Other,  net  consists  mainly of  revenues  from the  banking/finance  operating segment as well as income from custody services. Revenues from the banking/finance operating segment include interest income on loans, servicing income, and investment income on banking/finance investment securities, which are offset by interest expense and the provision for anticipated loan losses.

Other, net increased 27% during the three months ended June 30, 2003 over the same period last year consistent with higher realized gains from auto loan securitizations. Other, net increased 8% during the nine months ended June 30, 2003 from the same period last year mainly due to a decrease in interest expense on deposits and lower inter-segment interest expense, partly offset by lower realized gains from auto loan securitizations.



                                       23
================================================================================

OPERATING EXPENSES

                                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                             JUNE 30      PERCENT         JUNE 30     PERCENT
(in millions)                             2003       2002  CHANGE      2003      2002  CHANGE
----------------------------------------------------------------------------------------------

Underwriting and distribution           $207.0     $191.6      8%    $549.0    $541.2      1%
Compensation and benefits                163.2      167.5    (3%)     483.2     487.5    (1%)
Information systems, technology and
  occupancy                               70.5       75.6    (7%)     214.5     223.4    (4%)
Advertising and promotion                 22.3       29.3   (24%)      69.2      81.2   (15%)
Amortization of deferred sales
  commissions                             19.2       17.7      8%      52.2      51.5      1%
Amortization of intangible assets          4.2        4.2       -      12.7      12.8    (1%)
Other                                     28.1       26.3      7%      73.2      67.9      8%
----------------------------------------------------------------------------------------------
Total operating expenses                $514.5     $512.2       -  $1,454.0  $1,465.5    (1%)
----------------------------------------------------------------------------------------------

SUMMARY

Operating expenses remained constant and decreased 1% during the three and nine months ended June 30, 2003 compared to the same periods last year as higher underwriting and distribution expenses were offset by lower advertising and promotion, and information systems, technology and occupancy costs.

UNDERWRITING AND DISTRIBUTION

Underwriting and distribution includes sales commissions and distribution fees paid to brokers and other third parties for selling, distributing and providing ongoing services to investors in our sponsored investment products. Underwriting and distribution expense increased 8% and 1% during the three and nine months ended June 30, 2003 over the same periods last year consistent with underwriting and distribution revenue trends.

COMPENSATION AND BENEFITS

Compensation and benefits expense decreased 3% and 1% during the three and nine months ended June 30, 2003 compared to the same periods last year. Although we experienced a decrease in retention bonus commitments related to the acquisition of Fiduciary Trust Company International in April 2001, we have also experienced increases in employee insurance and other benefits costs in the current fiscal year. We employed approximately 6,500 people at both June 30, 2003 and June 30, 2002. Our acquisition of Pioneer, in July 2002, added approximately 180 employees. In order to hire and retain key employees, we are committed to keeping our salaries and benefit packages competitive, which means that the level of compensation and benefits may increase more quickly or decrease more slowly than our revenues.

INFORMATION SYSTEMS, TECHNOLOGY AND OCCUPANCY

Information systems, technology and occupancy costs decreased 7% and 4% during the three and nine months ended June 30, 2003 from the same periods last year primarily due to decreased purchases of information system and technology equipment leading to decreased depreciation (certain of our technology equipment is periodically replaced with new equipment under our technology outsourcing agreement) and lower expenditures on technology projects. While continuing to work on new technology


                                       24
================================================================================
initiatives and investment in our technology infrastructure, we have slowed down a number of initiatives and delayed the start of other technology projects given the current economic slowdown and our focus on cost control and management.

Details of capitalized information systems and technology costs were as follows:


                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                            JUNE 30              JUNE 30
(in thousands)                                           2003       2002       2003       2002
-----------------------------------------------------------------------------------------------

Net book value at beginning of period                $100,094   $146,866   $121,486   $162,857
Additions during period, net of disposals and other
  adjustments                                           7,486      7,085     22,817     29,517
Amortization during period                           (16,645)   (19,610)   (53,368)   (58,033)
-----------------------------------------------------------------------------------------------
Net book value at end of period                       $90,935   $134,341    $90,935   $134,341
-----------------------------------------------------------------------------------------------

ADVERTISING AND PROMOTION

Advertising and promotion expense decreased 24% and 15% during the three and nine months ended June 30, 2003 over the same periods last year. During the three and nine months ended June 2002, we incurred increased promotion expense to assist in educating the sales channels and the investing public about the strong relative investment performance of our sponsored investment products. We are committed to invest in advertising and promotion in response to changing business conditions, which means that the level of advertising and promotion expenditures may increase more rapidly or decrease more slowly than our revenues.

AMORTIZATION OF DEFERRED SALES COMMISSIONS

Certain fund share classes, including class B, are sold without a front-end sales charge to shareholders, although our distribution subsidiaries pay a commission on the sale. In the United States, class A shares are sold without a front-end sales charge to shareholders when minimum investment criteria are met although our U.S. distribution subsidiary pays a commission on these sales. Class C shares are sold with a front-end sales charge that is lower than the commission paid by the U.S. distributor. We defer and amortize all up-front commissions paid by our distribution subsidiaries over 18 months to 8 years depending on share class or financing arrangements.

We have arranged to finance our class B and C deferred commission assets ("DCA") arising from our U.S., Canadian and European operations through Lightning
Finance Company Limited ("LFL"), a company in which we have a 49% ownership interest. In the United States, LFL has entered into a financing agreement with our U.S. distribution subsidiary and we maintain a continuing interest in the assets until resold by LFL. As a result, we retain DCA sold to LFL under the U.S. agreement in our financial statements and amortize them over an 8-year period, or until resold by LFL in a securitization, which generally occurs annually. In contrast to the U.S. arrangement, LFL has entered into direct agreements with the Canadian and European sponsored investment products, and, as a result, we do not record DCA from these sources in our financial statements.

Amortization of deferred sales increased 8% and 1% during the three and nine months ended June 30, 2003 over the same periods last year. While LFL did not sell any U.S. DCA in a securitization transaction in fiscal 2003, approximately $61.5 million U.S. DCA were sold in June 2002.


                                       25
================================================================================

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

Other income (expense) increased 6% during the three months ended June 30, 2003 from the same period last year. This was mainly due to higher realized gains on sale of investments offset by lower interest income and higher interest expense. Other income (expense) decreased 11% during the nine months ended June 30, 2003 from the same period last year due to lower interest income and additional interest expense due to the sale of medium term notes in April 2003, partly offset by higher foreign exchange gains from our non-U.S. operations and realized gains on sale of investments.

TAXES ON INCOME

As a multi-national corporation, we provide investment management services to a wide range of international investment products, often managed from locations outside the United States. Some of these jurisdictions have lower tax rates than the United States. The mix of income (mainly investment management fees) subject to these lower rates, when aggregated with income originating in the United States, produces a lower overall effective tax rate than existing U.S. Federal and state tax rates. Our effective income tax rate in the quarter ended June 30, 2003 increased to 29% compared to 26% in the same period last year. The effective tax rate will continue to reflect the relative contributions of foreign earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income, as well as other factors.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, we had $1,413.4 million in cash and cash equivalents, as compared to $980.6 million at September 30, 2002. Cash and cash equivalents include cash, U.S. Treasury bills and other debt instruments with original maturities of three months or less and other highly liquid investments that are readily convertible into cash, including money market funds. Liquid assets, which consist of cash and cash equivalents, investments available-for-sale and current receivables increased to $3,487.8 million at June 30, 2003 from $2,826.0 million at September 30, 2002. Liquid assets have increased in the current year mainly due to cash provided by operating activities, proceeds received from auto loan securitizations and the issuance of medium term notes, offset in part by common stock repurchases and loan origination activity.

Outstanding debt increased to $1,083.8 million at June 30, 2003 compared to $603.0 million at September 30, 2002. The balance at June 30, 2003 consists of $517.9 million in principal and accrued interest related to outstanding convertible notes, $420.0 million in five-year senior notes and $145.9 million of other long-term debt, consisting mainly of deferred commission liabilities recognized in relation to U.S. DCA financed by LFL that has not yet been sold by LFL in a securitization transaction (see Note 9 to the financial statements for
a  further  description  of  debt  outstanding).   As  of  September

                                       26
================================================================================

30, 2002, outstanding debt included $514.2 million related to the convertible notes and $88.8 million of other long-term debt. The increase in outstanding debt from September 30, 2002 is due to the issuance of the five- year senior notes in April 2003, the increase in U.S. DCA financed by LFL, and the accretion of interest on the convertible notes.

As of June 30, 2003, we had $500 million of commercial paper and $300 million of debt and equity securities available to be issued under shelf registration statements filed with the Securities and Exchange Commission. Our committed revolving credit facilities at June 30, 2003 totaled $420 million, of which, $210 million was under a 364-day facility. The remaining $210 million facility is under a five-year facility that will expire in June 2007. In addition, at June 30, 2003, our banking/finance operating segment had $658.8 million in available uncommitted short-term bank lines under the Federal Reserve Funds system, the Federal Reserve Bank discount window, and Federal Home Loan Bank short-term borrowing capacity. Our ability to access the capital markets in a timely manner depends on a number of factors including our credit rating, the condition of the global economy, investors' willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. In extreme circumstances, we might not be able to access this liquidity readily.

Our banking/finance operating segment periodically enters into auto loan securitization transactions with qualified special purpose entities, which then issue asset-backed securities to private investors. We received cash proceeds from these transactions of $390.9 million and $503.4 million during the nine months ended June 30, 2003 and 2002. The outstanding loan balances held by these special purpose entities were $698.6 million as of June 30, 2003 and $530.9 million as of September 30, 2002. Our ability to access the securitization market will directly affect our plans to finance the auto loan portfolio in the future.

The sales commissions that we have financed globally through LFL during the nine months ended June 30, 2003 were approximately $121.0 million compared to $103.9 million over the same period last year. LFL's ability to access credit facilities and the securitization market will directly affect our existing financing arrangements.

At June 30, 2003, the banking/finance operating segment had commitments to extend credit aggregating $285.3 million, mainly under its credit card lines, and had issued financial standby letters of credit totaling $10.4 million. The standby letters of credit are secured by marketable securities and commercial real estate.

During the nine months ended June 2003 we increased the number of shares of our common stock authorized for purchase by 20 million shares and we purchased and retired 9.2 million shares at a cost of $312.3 million, including 2 million shares repurchased under put option contracts. At June 30, 2003, approximately
20.7 million shares remained under board share purchase authorizations. On August 5, 2003, we purchased and retired 6.1 million shares at a cost of $267.5 million from the estate of a former employee.

During the nine months ended June 2003, we sold put options giving the purchaser the right to sell 2.4 million shares of our common stock to us at a specified price upon exercise of the options on the designated expiration dates if certain conditions are met. At June 30, 2003, there were 2.9 million put options outstanding. One million of the 2.9 million put options outstanding on June 30, 2003 expired in July 2003 resulting in a recognized gain of $1.9 million classified as Other Income. The remaining 1.9 million put options expire in December 2003 and January 2004 and have an average exercise price of $34.


                                       27
================================================================================

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

We believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through the following:

*    existing liquid assets
*    continuing cash flow from operations
*    borrowing capacity under current credit facilities
*    ability to issue debt or equity securities
*    mutual fund sales commission financing arrangement.

In particular, we expect to finance future investment in our banking/finance activities through operating cash flows, debt, increased deposit base, or through the securitization of a portion of the receivables from consumer lending activities.

CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that impact our financial position and results of operations. These estimates and assumptions are affected by our application of accounting policies. Below we describe certain critical accounting policies that we believe are important to understanding our results of operations and financial position. For additional information about our accounting policies, please refer to Note 1 to the financial statements contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

Intangible Assets and Goodwill
------------------------------

Intangible assets and goodwill as of June 30, 2003 were as follows:


(in thousands)                                               NET CARRYING AMOUNT
------------------------------------------------------- ------------------------

Goodwill                                                              $1,334,251
Intangible assets - definite-lived                                       209,854
Intangible assets - indefinite-lived                                     478,314
------------------------------------------------------- ------------------------
Total                                                                 $2,022,419
------------------------------------------------------- ------------------------


                                       28
================================================================================

As of March 31, 2003, we completed our annual impairment test of goodwill and indefinite-lived and definite-lived intangible assets and we determined that there was no impairment to these assets as of October 1, 2002. While we believe that our testing was appropriate, it involved the use of estimates and assumptions. If these estimates and assumptions change in the future, we may be required to record impairment charges or otherwise increase amortization expense.

Income Taxes
------------

As a multinational corporation, we operate in various locations outside the United States. We have not made a provision for U.S. taxes on the cumulative undistributed earnings of foreign subsidiaries as those earnings are intended to be reinvested for an indefinite period of time. These earnings approximated $2.1 billion at June 30, 2003. Changes to our policy of reinvesting foreign earnings may have a significant effect on our financial condition and results of operation.

Valuation of Investments
------------------------

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

We evaluate our investments for other-than-temporary decline in value on a periodic basis. This may exist when the fair value of an investment security has been below the current value for an extended period of time. As most of our investments are carried at fair value, if an other-than-temporary decline in value is determined to exist, the unrealized investment loss recorded net of tax in accumulated other comprehensive income is realized as a charge to net income, in the period in which the other-than-temporary decline in value is determined. In September 2002, we recognized $60.1 million for an other-than-temporary decline in the value of certain investments. While we believe that we have accurately estimated the amount of other-than-temporary decline in value in our portfolio, different assumptions could result in changes to the recorded amounts in our financial statements.

Loss Contingencies
------------------

We are involved in various lawsuits and claims encountered in the normal course of business. When such a matter arises and periodically thereafter, we consult with our legal counsel and evaluate the merits of the claim based on the facts available at that time. In management's opinion, an adequate accrual has been made as of June 30, 2003 to provide for any losses that may arise from these matters.

Variable Interest Entities
--------------------------

Financial Accounting Standards Board Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46") requires consolidation of a variable interest entity ("VIE") by the enterprise that has the majority of the risks and rewards of ownership, referred to as the primary beneficiary. We are currently evaluating the impact of this interpretation on our investments in existence as of January 31, 2003. This

                                       29
================================================================================
evaluation requires us to make certain assumptions and estimates in calculating the extent of our interest in such entities, which may impact our treatment of a lessor trust and certain collateralized debt obligation entities as further described in Note 11 to the financial statements. Based on our evaluation, the lessor trust will be consolidated in our financial statements as of July 1, 2003. We expect the impact on our consolidated financial position at July 1, 2003 will be to increase Property and equipment, net by approximately $160.3 million and Long-term debt by approximately $164.9 million. We do not expect the impact on net income to be material. In relation to our collateralized debt obligation entities, it is reasonably possible that we will either make additional disclosures about, or consolidate, one or more of these entities effective July 1, 2003.

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

WE  FACE  RISKS  ASSOCIATED  WITH  CONDUCTING  OPERATIONS  IN  NUMEROUS  FOREIGN
COUNTRIES. We sell mutual funds and offer investment advisory and related services in many different regulatory jurisdictions around the world, and intend to continue to expand our operations internationally. Regulators in these


                                       30
================================================================================
jurisdictions could change their policies or laws in a manner that might restrict or otherwise impede our ability to distribute or register investment products in their respective markets.

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


                                       31
================================================================================

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

We are exposed to changes in interest rates mainly through financing transactions and portfolio debt holdings available-for-sale, which are carried at fair value in our financial statements. As of June 30, 2003, a significant percentage of our outstanding debt is at fixed interest rates. In our banking/finance operating segment, we monitor the net interest rate margin and the average maturity of interest earning assets, as well as funding sources. In addition, as of June 30, 2003, we have considered the potential impact of the effect on the banking/finance operating segment, our outstanding debt and portfolio debt holdings, individually and collectively, of a 100 basis point (1%) movement in market interest rates. We do not expect this change would have a material impact on our operating revenues or results of operations in either scenario.

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

We are exposed to equity price fluctuations through securities we hold that are carried at fair value. To mitigate this risk, we maintain a diversified investment portfolio.

ITEM 4.  CONTROLS AND PROCEDURES

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2003. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                                       32
================================================================================

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material developments in the litigation previously reported in our Quarterly Report on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on May 12, 2003. We are involved from time to time in litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect our business or financial position.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits: see Exhibit Index on page 35 to page 36.

(b)      Reports on Form 8-K:

         (i) Form 8-K filed on April 8, 2003 reporting under Item 5 "Other Events" the completed sale of $420 million of 3.700% Senior Notes due 2008 and under Item 7 "Financial Statements and Exhibits"

         (ii) Form 8-K filed on April 24, 2003 reporting under Item 7 "Financial Statements and Exhibits" an earnings press release, dated April 24, 2003, and including said press release as an Exhibit under Item 9 "Regulation FD Disclosure"


                                       33
================================================================================

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   FRANKLIN RESOURCES, INC.
                                   (Registrant)


Date:  August 14, 2003             By  /s/ James R. Baio
                                       -----------------
                                       James R. Baio
                                       Senior Vice President and
                                       Chief Financial Officer



                                       34
================================================================================

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

Exhibit 4.3 Form of Liquid Yield Option Note due 2031 (Zero Coupon-Senior) (included in Exhibit 4.2 hereto)

Exhibit 4.4 Registration Rights Agreement between Franklin Resources, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch") dated May 11, 2001, incorporated by reference to the Registrant's Registration Statement on Form S-3, filed on August 6, 2001

Exhibit 4.5 Form of 3.7% Senior Notes due 2008 incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period for the period ended March 31, 2003 filed on May 12, 2003

Exhibit 12          Computations of ratios of earnings to fixed charges

Exhibit 31.1        Certification of Chief Executive Officer

Exhibit 31.2        Certification of Chief Financial Officer


                                       35
================================================================================

Exhibit 32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002




                                       36
================================================================================