Form 10-K
period 2003-09-30
FRANKLIN RESOURCES INC
filed 2003-12-22
CIK 38777

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    ---------
                                    FORM 10-K
(MARK ONE)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 2003
                                       OR
[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

       Registrant's telephone number, including Area Code: (650) 312-2000

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
  TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
  -------------------                  -----------------------------------------
Common Stock, par value                          New York Stock Exchange
   $.10 per share                                    Pacific Exchange
                                                  London Stock Exchange

    SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None

Indicate by "X" mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES[X] NO[ ]

Indicate by "X" mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by "X" mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
YES[X] NO[  ]

The aggregate market value of the voting stock ("Common Stock") held by non-affiliates of the Registrant, as of March 31, 2003 (the last business day of Registrant's second quarter of fiscal 2003), was approximately $4.75 billion based upon the last sale price reported for such date on the New York Stock Exchange. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

Number of shares of the Registrant's common stock outstanding at December 1, 2003: 248,473,077

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the Registrant's proxy statement for its annual meeting of stockholders (the "Proxy Statement") to be held on January 29, 2004, which will be filed with the Securities and Exchange Commission (the "SEC"), are incorporated by reference into Part III of this report.

                       INDEX TO ANNUAL REPORT ON FORM 10-K

                                                                      PAGE
                                                                     NUMBER
                                                               REFERENCE TO THIS
      FORM 10-K                                               2003 ANNUAL REPORT
REQUIRED INFORMATION                                             ON FORM 10-K

PART I
   ITEM 1.  BUSINESS                                                    4
              General                                                   4
              Company History and Acquisitions                          4
              Lines of Business                                         5
               Investment Management and Related Services               5
               Banking/Finance Operations                              19
              Regulatory Considerations                                20
              Competition                                              22
              Financial Information About Industry Segments            22
              Intellectual Property                                    22
              Employees                                                23
              Available Information                                    23
              Executive Officers of the Registrant                     23

   ITEM 2.  PROPERTIES                                                 25

   ITEM 3.  LEGAL PROCEEDINGS                                          26

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
              SECURITY HOLDERS                                         26

PART II

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON
              EQUITY AND RELATED STOCKHOLDER MATTERS                   26

   ITEM 6.  SELECTED FINANCIAL DATA                                    27

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS            27

   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK                                        44

   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                45

   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE                   79

   ITEM 9A. CONTROLS AND PROCEDURES                                    79

PART III

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT         79
               Proxy: "Proposal 1: Election of Directors"*

   ITEM 11. EXECUTIVE COMPENSATION                                     79
               Proxy: "Proposal 1: Election of Directors"*

   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT                                    80
               Equity Compensation Plan Information
               Proxy: "Security Ownership of Principal Shareholders"
                 and "Security Ownership of Management"*

                                                                      PAGE
                                                                     NUMBER
                                                               REFERENCE TO THIS
      FORM 10-K                                               2003 ANNUAL REPORT
REQUIRED INFORMATION                                             ON FORM 10-K


   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED
              TRANSACTIONS                                             80
               Proxy: "Proposal 1: Election of Directors -
                 Certain Relationships and Related Transactions"*

   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                     80

PART IV

   ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
              REPORTS ON FORM 8-K                                      81

   SIGNATURES                                                          82

*  Incorporated by reference to the Proxy Statement.

                                     PART I

FORWARD-LOOKING STATEMENTS. In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, including the risk factors explained in the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), that could cause our actual results to differ materially from those reflected in the forward-looking statements. When used in this report, words or phrases about the future such as "expected to", "could have", "will continue", "anticipates", "estimates" or similar expressions are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Statements in MD&A and elsewhere in this report that speculate about future events are "forward-looking statements". Forward-looking statements are our best prediction at the time that they are made, and you should not rely on them. If a circumstance occurs that causes any of our forward-looking statements to be inaccurate, we do not have an obligation to announce publicly the change to our expectations, or to make any revision to the forward-looking statements.

ITEM 1. BUSINESS

GENERAL

Franklin Resources, Inc. ("FRI" or the "Company"), is a diversified financial services company, which is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and as a financial holding company under the Gramm-Leach-Bliley Act (the "GLB Act"). Through our wholly-owned direct and indirect subsidiary companies, we provide a broad range of investment advisory, investment management and related services to open-end investment companies, including our own family of retail mutual funds, institutional accounts, high net-worth families, individuals and separate accounts in the United States (the "U.S.") and internationally. Our "sponsored investment products" include a broad range of domestic and global/international equity, hybrid/balanced, fixed-income, and money market mutual funds as well as other investment products, which are sold to the public under the Franklin, Templeton, Mutual Series, Bissett and Fiduciary Trust brand names. As of September 30, 2003, we had $301.9 billion in assets under our management with approximately 14.2 million billable shareholder accounts worldwide. In support of our primary business and operating segment, investment management, we also provide certain related services, including transfer agency, fund administration, distribution, shareholder processing, custodial, trustee and other fiduciary services. In our secondary business and operating segment, banking/finance, we provide clients with select retail-banking and consumer loan services through our bank subsidiaries. The common stock of FRI is traded in the U.S. primarily on the New York Stock Exchange and the Pacific Exchange under the ticker symbol "BEN" and under the ticker symbol "FRK" on the London Stock Exchange. The term "Franklin(R) Templeton(R) Investments" as used in this document, refers to Franklin Resources, Inc. and its consolidated subsidiaries.

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

We expanded our business in Korea in July 2000 when we purchased all of the remaining outstanding shares of a Korean asset management company, in which we previously held a partial interest. With assets under management approaching $3 billion in Korea, we are now one of the larger foreign money managers in that country.

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

In April 2001, we acquired Fiduciary Trust Company International, a bank organized under the New York State Banking Law ("Fiduciary Trust"). Following the acquisition, Fiduciary Trust became a wholly-owned subsidiary of Franklin Resources, Inc. The stock transaction was valued at approximately $776 million at closing. Fiduciary Trust has a reputation as one of the leading providers of investment management and related trust and custody services to institutional clients and high net-worth families and individuals. With the acquisition of Fiduciary Trust, we also added Fiduciary Trust's U.S. and non-U.S. mutual funds to our product line.

In July 2002,  our 75% owned  subsidiary,  Templeton  Asset  Management  (India)
Private Limited, acquired all of the outstanding shares of Pioneer ITI AMC Limited ("Pioneer") for approximately $55.4 million. Pioneer is an Indian investment management company with approximately $800 million in assets under management as of the purchase date. The acquisition made us one of the largest private sector fund companies in India, with combined assets at the time of acquisition of approximately $1.6 billion and more than 850,000 shareholder accounts.

In October 2003, we acquired Darby Overseas Investments, Ltd. and Darby Overseas Partners, L.P. (collectively, "Darby") for $75.9 million. We had previously owned 12.66% of Darby, and with the completion of the acquisition, we now have a 100% ownership interest. The acquisition was made in accordance with an agreement entered into on August 1, 2003. Darby, based in Washington, D.C., sponsors and manages funds for institutional investors and high net-worth clients that invest primarily in emerging markets private equity and mezzanine finance transactions, including specialized sector funds.

LINES OF BUSINESS

I.   INVESTMENT MANAGEMENT AND RELATED SERVICES

We derive substantially all of our revenues from providing investment advisory, investment management, distribution and administrative services to our various family of funds, high net-worth clients, institutional accounts and separate accounts. Our revenues depend to a large extent on the amount of assets under management. Underwriting and distribution revenues, also a large source of revenue, consist of sales charges and commissions derived from sales of our sponsored investment products and distribution and service fees. When used in this report "Franklin Templeton mutual funds" or "funds" means all of the Franklin, Templeton, Mutual Series, Bissett, and Fiduciary Trust mutual funds; "sponsored investment products" means all of the Franklin Templeton mutual funds together with closed-end investment companies, foreign-based investment products, and other U.S. and international private, institutional, high net-worth and separate accounts.

A.   ASSETS UNDER MANAGEMENT ("AUM")

Investment management fees, our most substantial source of revenue, are based upon the dollar value of assets under management, because we earn most of our revenues from fees linked to the amount of assets in the accounts that we advise. As of September 30, 2003, the type of assets under management by investment objective held by investors on a worldwide basis was:


TYPE OF ASSETS                                                       VALUE IN BILLIONS         % TOTAL OF AUM
-------------------------------------------------------------------  -----------------         --------------
EQUITY
Growth potential, income potential or various combinations thereof.             $155.2                   51%

FIXED-INCOME
Both long and short-term.                                                        $95.1                   32%

HYBRID/BALANCED
Asset allocation, balanced, flexible and income-mixed funds.                     $45.8                   15%

MONEY MARKET
Short-term liquid assets.                                                         $5.8                    2%

Broadly speaking, the change in the net assets of the sponsored investment products depends upon two factors: (1) the level of sales (inflows) as compared to the level of redemptions (outflows); and (2) the increase or decrease in the market value of the securities held in the portfolio of investments. The organization is subject to the risk of asset volatility, resulting from changes in the domestic and global financial and equity markets. In addition, because we generally derive higher revenues and income from our equity assets, a shift in assets from equity to fixed-income and hybrid/balanced funds reduces total revenue and thus, net income. Despite such risk of asset volatility, we believe that we are more competitive as a result of the greater diversity of sponsored investment products available to our customer base.

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

1.   FUND ADVISORY SERVICES

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

Franklin Advisers, Inc. ("FAV"), a registered investment adviser under the Advisers Act, provides investment advisory, portfolio management and administrative services to various Franklin Templeton mutual funds, sub-advisory services to non-affiliated entities and advisory services to institutional accounts;

Franklin Advisory Services, LLC ("FAS"), a registered investment adviser under the Advisers Act, provides investment advisory and portfolio management services to certain of the Franklin Templeton mutual funds and also provides sub-advisory services to non-affiliated entities;

Franklin Mutual Advisers, LLC ("FMA"), a registered investment adviser under the Advisers Act, provides investment and portfolio management services to the Mutual Series funds and also to several of the Franklin Templeton Variable Insurance Products Trust funds;

Franklin Templeton Alternative Strategies, Inc. ("FTAS"), a registered investment adviser under the Advisers Act and a registered Commodity Pool Operator under the Commodity Exchange Act, provides investment advisory, portfolio management and administrative services to certain of our sponsored investment products with mandates in alternative investments;

Franklin Templeton Institutional, LLC ("FTI"), a registered investment adviser under the Advisers Act, provides investment advisory, portfolio management and administrative services to institutional clients;

Franklin Templeton Investment Management Limited ("FTIML"), a registered foreign equivalent investment adviser in the United Kingdom and a registered investment adviser under the Advisers Act, serves as an investment adviser to various of our investment companies registered in foreign jurisdictions, including Europe;

Franklin Templeton Investment Trust Management Co., Ltd. ("FTITMC"), a registered foreign equivalent investment adviser in Korea, provides investment trust management services and also manages equity and fixed income products in Korea;

Franklin Templeton Investments (Asia) Limited ("FTIL"), a registered investment adviser under the Advisers Act and a foreign equivalent of an investment adviser in Hong Kong, provides certain advisory services and distributes investment products in Hong Kong;

Franklin Templeton Investments Corp. ("FTIC"), a registered foreign equivalent investment adviser with many of the Canadian securities commissions, a mutual fund dealer with the Ontario Securities Commission and Alberta Securities Commission and an investment adviser under the Advisers Act, provides investment advisory, portfolio management, distribution and administrative services for Canadian registered retail funds and sub-advisory services to certain institutional and private accounts;

Franklin Templeton Investments Japan Limited ("FTIJL"), a registered foreign equivalent investment adviser in Japan, provides investment advisory, portfolio management and administrative services to certain of our funds in Japan and manages Japan equity funds that are sold in other regions;

Templeton Asset Management (India) Private Limited ("TAMPL"), an "Asset Management Company" approved by the Securities and Exchange Board of India, provides investment advisory, portfolio management and administrative services to certain mutual funds in India;

Templeton Asset Management Ltd. ("TAML"), a registered investment adviser under the Advisers Act and a registered foreign equivalent investment adviser in Singapore and Hong Kong, provides investment advisory and related services to certain Templeton developing markets funds and portfolios;

Templeton Global Advisors Limited ("TGAL"), a registered investment adviser under the Advisers Act, provides investment advisory, portfolio management, and administrative services to certain of the Templeton funds and advisory services to institutional and private accounts; and

Templeton Investment Counsel, LLC ("TICL"), a registered investment adviser under the Advisers Act, provides investment advisory, portfolio management and administrative services to certain of the Templeton funds, sub-advisory services to certain of the Franklin Funds and advisory services to institutional and private accounts.

Our subsidiary investment advisers conduct investment research and determine which securities the U.S.-registered open-end and closed-end funds will purchase, hold or sell under the supervision and oversight of the fund's board of trustees, directors or administrative managers. In addition, the subsidiary companies take all steps necessary to implement such decisions, including selecting brokers and dealers, executing and settling trades in accordance with detailed criteria set forth in the management agreement for each fund, internal policies, and applicable law and practice. In addition, certain of our subsidiary companies provide similar investment management and administrative services to a number of non-U.S. open-end and closed-end investment companies, as well as other U.S. and international private and institutional accounts, including certain of our sponsored investment companies organized in Luxembourg and Ireland.

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

Investment management and related services are provided pursuant to agreements in effect with each of our U.S.-registered open-end and closed-end funds. Comparable agreements are in effect with foreign-registered funds and private accounts. In general, the management agreements for our U.S.-registered open-end and closed-end funds must be renewed each year, and must be specifically approved at least annually by a vote of such funds' board of trustees or directors or by a vote of the holders of a majority of such funds' outstanding voting securities. Foreign-registered funds and private and institutional accounts have various termination rights, and review and renewal provisions that are not discussed in this report.

Under the majority of investment management agreements, the U.S.-registered open-end and closed-end funds pay us a fee payable monthly in arrears based upon a fund's average daily net assets. Annual fee rates under the various global investment management agreements generally range from 0.15% to a maximum of 2.50% and are often reduced as net assets exceed various threshold levels. The funds generally pay their own expenses such as legal, custody and audit fees, reporting costs, board and shareholder meeting costs, the United States Securities and Exchange Commission ("SEC") and state registration fees and similar expenses.

We use a "master/feeder" fund structure in certain situations. This structure allows an investment adviser to manage a single portfolio of securities at the "master fund" level and have multiple "feeder funds" that invest all of their respective assets into the master fund. Individual and institutional shareholders invest in the "feeder funds" which can offer a variety of service and distribution options. An advisory fee is charged at the master fund level, and administrative and shareholder servicing fees are charged at the feeder fund level.

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

Each U.S. investment management or advisory agreement between certain of our subsidiary companies and each fund automatically terminates in the event of its "assignment", as defined in the Investment Company Act of 1940 (the " `40 Act"). In addition, either party may terminate the agreement without penalty after written notice ranging from 30 to 60 days. If management agreements representing a significant portion of our assets under management were terminated, it would have a material adverse impact on our Company. To date, none of our management agreements with any of our retail Franklin Templeton mutual funds have been involuntarily terminated.



2.   UNDERWRITING AND DISTRIBUTION

A large portion of our revenues under the investment management operating segment are generated from providing underwriting and distribution services. Franklin/Templeton Distributors, Inc. ("FTDI"), a wholly-owned subsidiary of the Company, acts as the principal underwriter and distributor of shares of most of our U.S.-registered open-end mutual funds. During fiscal year 2003, Templeton/Franklin Investment Services, Inc. ("TFIS") served as principal underwriter and distributor for several of our U.S. funds. We earn underwriting and distribution fees primarily by distributing the funds pursuant to distribution agreements between FTDI or TFIS and the funds. Under each distribution agreement, we offer and sell the fund's shares on a continuous basis and pay certain costs associated with underwriting and distributing the funds, including the costs of developing and producing sales literature and printing of prospectuses, which may be then either partially or fully reimbursed by the funds.

Most of our U.S. and non-U.S.-registered retail funds are distributed with a multi-class share structure. We adopted this share structure to provide investors with greater sales charge alternatives for their investments. Class A shares represent a traditional fee structure whereby the investor pays a commission at the time of purchase unless minimum investment criteria are met. Class B shares, which are available in many of our funds in the U.S. and globally, have no front-end sales charges but instead have a declining schedule of sales charges (called contingent deferred sales charges) if the investor redeems within a number of years from the original purchase date. Class C shares have a pricing structure combining aspects of conventional front-end, back-end and level-load pricing. Class R shares with reduced sales charges are available for purchase by certain retirement plan accounts in the U.S. only.

Globally, we offer Advisor Class shares in many of our Franklin Templeton mutual funds and in the U.S. we offer Z Class shares in Mutual Series funds on a limited basis, both of which have no sales charges. Franklin Global Trust offers four series of funds, managed by our subsidiary FII, which are sold with no sales charge to high net-worth clients of Fiduciary Trust. The Advisor and Z Class shares are available to our officers, directors, current and former employees, and are also offered to institutions and investment advisory clients (both affiliated and unaffiliated), as well as individuals generally investing $5 million or more. In the U.S., we also sell money market funds to investors without a sales charge. Under the terms and conditions described in the prospectuses or the statements of additional information for some funds, certain investors can purchase shares at net asset value or at reduced sales charges. In addition, investors may generally exchange their shares of a fund at net asset value for shares within the same class of another Franklin Templeton mutual fund without having to pay additional sales charges.

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

Globally, we offer other types of share classes based on the local needs of the investors in a particular market. In the majority of cases, investors in any class of shares within the U.S. or globally may exchange their shares for a like class of shares in another fund, subject to certain fees that may apply.

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



SALES CHARGES AND DISTRIBUTION AND SERVICE FEES FOR MOST U.S.-REGISTERED RETAIL FUNDS
-------------------------------------------------------------------------------------

                                CLASS A       CLASS B        CLASS C SHARES
U.S. RETAIL FUNDS               SHARES        SHARES (c)     (d)                CLASS R SHARES
------------------------------- ------------- -------------- ------------------ ---------------------
Sales Charge at Time of Sale
  Equity                        5.75%  (a)    None.          1.00%              None.
  Fixed-income                  4.25%  (a)    None.          1.00%              None.
------------------------------- ------------- -------------- ------------------ ---------------------
Contingent Deferred Sales       None.  (b)    4% maximum     1% if              1% if shareholder
Charge                                        declining      shareholder        sells shares
                                              to zero        sells shares       within 18 months
                                              after 6        within 18          of investment.
                                              years of       months of
                                              each           investment.
                                              investment.
------------------------------- ------------- -------------- ------------------ ---------------------
Maximum Yearly 12b-1 Plan Fees
  Equity                        0.35%         1.00%          1.00%              0.50%
  Fixed-income
    Taxable                     0.25%         0.65%          0.65%              0.50%
    Tax-free                    0.10%         0.65%          0.65%              None.
------------------------------- ------------- -------------- ------------------ ---------------------
Types of investors that may     Any.          Any.           Any.               See Note (f) below.
purchase this share class
------------------------------- ------------- -------------- ------------------ ---------------------



U.S. RETAIL FUNDS               ADVISOR CLASS SHARES         Z CLASS SHARES (e)
------------------------------- ---------------------------- ---------------------------------------
Sales Charge At Time of Sale    None.                        None.
  Equity
  Fixed-income
------------------------------- ---------------------------- ---------------------------------------
Contingent Deferred Sales       None.                        None.
Charge
------------------------------- ---------------------------- ---------------------------------------
Maximum Yearly 12b-1 Plan Fees  None.                        None.
------------------------------- ---------------------------- ---------------------------------------
Types of investors that may     Officers, directors and      Officers, directors and current and
purchase this share class       current and former           former employees of Franklin
                                employees of Franklin        Templeton Investments; institutions,
                                Templeton Investments;       investment advisory clients,
                                institutions, investment     individuals investing $5 million or
                                advisory clients,            more in Franklin Templeton mutual
                                individuals investing $5     funds or Mutual Series funds and
                                million or more in           shareholders that hold shares of the
                                Franklin, Templeton mutual   Mutual Series funds reclassified as Z
                                funds or Mutual Series       Class shares.
                                funds.
------------------------------- ---------------------------- ---------------------------------------

(a) Reductions in the maximum sales charges may be available depending upon the amount invested and the type of investor. In some cases noted in each fund's prospectus or statement of additional information, certain investors may invest in Class A shares at net asset value (with no load). In connection with certain of these no-load purchases, FTDI may make a payment out of its own resources to a broker/dealer involved with that sale.
(b) For Net Asset Value ("NAV") purchases over $1 million, a contingent deferred sales charge ("CDSC") of 1.00% may apply to shares redeemed within 18 months.
(c) Class B shares convert to Class A shares after eight (8) years of ownership.
(d) FTDI pays a 2.00% dealer commission to brokers of record of Class C shares, which consists of a 1.00% sales charge assessed to the investor at the time of sale, and 1.00% of which is paid by FTDI. FTDI recovers a portion of the amount it pays to brokers by retaining certain 12b-1 fees assessed during the first 12 months and from collecting contingent deferred sales charges on any redemptions made within 18 months of the time of sale.
(e) When the Company entered into management contracts for the Mutual Series funds, the outstanding shares of Mutual Series funds were reclassified as Z Class shares on October 31, 1996. Current shareholders who held shares of any Mutual Series funds on October 31, 1996 may continue to purchase Z Class shares of any Mutual Series fund. Shareholders of the Z Class shares may also exchange into Advisor Class shares of other Franklin Templeton mutual funds if otherwise meeting the Advisor Class shares' eligibility requirements. Alternatively, Z Class shareholders may exchange into Class A shares of other Franklin Templeton mutual funds at net asset value, which are subject to 12b-1 fees. FTDI may make a payment out of its own resources to a broker/dealer involved in selling Z Class shares.
(f) The types of investors that may purchase Class R shares include, employer sponsored retirement plans; plans serviced by FTIS with assets of less than $10 million; any trust or plan established as part of a qualified tuition program under Section 529 of the Internal Revenue Code; DCS Plans with assets of less than $10 million; and investors who open a rollover account with less than $1 million or a rollover account from a Franklin Templeton money purchase plan in existence prior to January 1, 2002 to a new or existing profit sharing plan.

Our non-U.S.-registered funds, including the Tax Class shares offered in Canada, have various sales charges and fee structures that are not discussed in this report.

The distribution agreements with the U.S.-registered Franklin Templeton mutual funds generally provide for FTDI to pay commission expenses for sales of fund shares to broker/dealers. These broker/dealers receive various sales commissions and other fees from FTDI, including fees from the investors in the funds and the funds themselves, for services in matching investors with funds whose investment objectives match such investors' goals and risk profiles. Broker/dealers may also receive fees for their assistance in explaining the operations of the funds, in servicing the investor's account, reporting and various other distribution services. Franklin Templeton mutual fund shares are sold primarily through a large network of independent intermediaries, including broker/dealers, banks and other similar financial advisers. We are heavily dependent upon these distribution channels and business relationships. There is increasing competition for access to these channels, which has caused our distribution costs to rise and could cause further increases in the future as competition continues and service expectations increase. As of September 30, 2003, over 3,700 local, regional, and national securities brokerage firms offered shares of the U.S.-registered Franklin Templeton mutual funds for sale to the investing public. In the U.S., we have approximately 69 general wholesalers and 7 retirement plan wholesalers who interface with the broker/dealer community.

Most of the U.S.-registered Franklin Templeton mutual funds, with the exception of certain Franklin Templeton money market funds, have adopted distribution plans (the "Plans") under Rule 12b-1 promulgated under the `40 Act ("Rule 12b-1"). The Plans are established for an initial term of one (1) year and, thereafter, must be approved annually by the particular fund's board of directors/trustees and by a majority of its disinterested fund directors/trustees. All such Plans are subject to termination at any time by a majority vote of the disinterested directors/trustees or by the particular fund shareholders. The Plans permit the funds to bear certain expenses relating to the distribution of their shares, such as expenses for marketing, advertising, printing and sales promotion. The implementation of the Plans provided for a lower fee on Class A shares acquired prior to the adoption of such Plans. Fees from the Plans are paid primarily to third-party dealers who provide service to the shareholder accounts, and engage in distribution activities. FTDI may also receive reimbursement from the funds for various expenses that FTDI incurs in distributing the funds, such as marketing, advertising, printing and sales promotion subject to the Plans' limitations on amounts. Each fund has a percentage limit for these types of expenses based on average daily net assets under management.

Similar arrangements exist with the distribution of our global funds and in all cases the distributor of the funds in the local market arranges for and pays commission.

Class B and C shares are generally more costly to us in the year of sale, but they allow us to be competitive by increasing our presence in various distribution channels. We have arranged to finance Class B and certain Class C share deferred commissions arising from our U.S., Canadian and European operations through Lightning Finance Company Limited, a company in which we have a 49% ownership interest. The repayment of the financing advances is limited to the cash flows generated by the funds' 12b-1 Plans and by any contingent deferred sales charges collected in connection with early redemptions (within six years after purchase on Class B shares).

The sales commissions and payments below, payable to qualifying broker/dealers, generally apply to our U.S.-registered retail funds, however, there are exceptions to this schedule for some funds.

SALES COMMISSIONS AND OTHER PAYMENTS PAID TO QUALIFYING BROKER/DEALERS AND
OTHER INTERMEDIARIES FOR MOST U.S.-REGISTERED RETAIL FUNDS

U.S. RETAIL FUNDS                   CLASS A SHARES  CLASS B SHARES  CLASS C SHARES CLASS R SHARES (g)
----------------------------------- --------------- --------------- -------------- ------------------
Dealer Commission at Time of Sale
  Equity                                5.00%           4.00%          2.00%           1.00%
  Fixed-income                          4.00%           3.00% (b)      2.00%           1.00%
----------------------------------- --------------- --------------- -------------- ------------------
Maximum Yearly 12b-1 Plan Fees

  Equity                                0.25% (a)       1.00% (c)      1.00% (e)       0.35%
  Fixed-income                                                                         0.35%
    Taxable                             0.25% (a)       0.65% (d)      0.65% (f)
    Tax-free                            0.10%           0.65% (d)      0.65% (f)
----------------------------------- --------------- --------------- -------------- ------------------

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

Our various foreign subsidiaries provide underwriting and distribution services for our non-U.S.-registered open-end mutual funds, and pay various sales commissions and other payments to qualifying broker dealers and other intermediaries who are not discussed in this report.

3.   SHAREHOLDER SERVICES

Our subsidiary, Franklin Templeton Investor Services, LLC ("FTIS"), provides shareholder record keeping services and acts as transfer agent and dividend-paying agent for the U.S.-registered Franklin Templeton open-end funds. FTIS is registered with the SEC as a transfer agent under the Securities Exchange Act of 1934. FTIS is compensated under an agreement with each fund on the basis of an annual fee per account, which varies with the fund and the type of services being provided, and is reimbursed for out-of-pocket expenses. In addition, certain funds compensate FTIS based on assets under management. Other subsidiaries provide the same services to the open-end funds offered for sale in Canada, Europe, Asia, and other regions internationally, under similar fee arrangements.

4.   ADMINISTRATIVE SERVICES

Generally, the funds themselves have no paid employees. Through our subsidiaries, including Franklin Templeton Services, LLC ("FTS"), we provide and pay the salaries of personnel who serve as officers of our U.S.-registered open-end and closed-end funds, including the President and other administrative personnel as necessary to conduct such funds' day-to-day business operations. These personnel provide information, ensure compliance with securities regulations, maintain accounting systems and controls, prepare annual reports and perform other administrative activities. FTS is compensated under an agreement with certain funds on the basis of assets under management.

C.   HIGH NET-WORTH INVESTMENT MANAGEMENT

Through our subsidiary, Fiduciary Trust, and our Canadian high net-worth business unit, Bissett, we provide global investment management services to and market and sell our sponsored investment products to high net-worth individuals and families. At Fiduciary Trust, these services focus on managing family wealth from generation to generation through a full service package including wealth management, estate planning, private funds, private banking, and custody services. Our high net-worth client business seeks to maintain relationships that span generations and help families plan the best method of intergenerational wealth transfer.

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

We operate our institutional business through a series of legal entities globally, including FTI. These entities distribute, and market our investment advisory capabilities to our institutional accounts under the Franklin, Templeton, Mutual Series, Bissett and Fiduciary Trust brand names globally. We primarily attract new institutional business through our strong relationships with pension and management consultants and through additional mandates from our existing client relationships.

The Retirement Group, a division of our U.S. subsidiary FTDI, services sponsors of defined contribution plans, including 401(k)'s, bundled defined contribution plans, variable annuity products and individual retirement accounts. This business unit allows us to focus on expanding sales of our asset management capabilities to the retirement industry by offering a number of investment options, including sub-advised portfolios, mutual funds, education savings plans and variable insurance trusts.

E.   MANAGED ACCOUNTS

Through our subsidiaries, Franklin Private Client Group, Inc. ("FPCG"), a registered investment adviser, and Templeton Private Client Group ("TPCG"), a division of TFIS, we provide private portfolio management services and advisory services through third party broker/dealer wrap fee programs. Our subsidiary, TFIS, also serves as a direct marketing broker/dealer for institutional investors in the Franklin Templeton mutual funds. Through our various subsidiaries, we also market and distribute our sponsored investment products to individually managed and separate accounts.

F.   TRUST AND CUSTODY

Our subsidiary, Fiduciary Trust, provides trust and custody business including global master custody and support services to high net-worth and institutional clients. Through various trust company subsidiaries, including Fiduciary Trust, we offer a wide range of investment-related services, including, custody and administration, trust services, estate planning, tax planning, securities brokerage, trade clearance and private banking to high net-worth individuals, families and institutional clients in the U.S. and abroad. In addition to custody services, we also offer clients a series of other services, including foreign exchange, performance measurement, securities lending and brokerage services. We provide planned giving administration for non-profit organizations and related custody services, including pooled income funds, charitable remainder trusts, charitable lead trusts and gift annuities, for which we may or may not act as trustee.

Our other subsidiaries involved in the trust business, either as trust companies or companies investing in trust companies, include Fiduciary Investment Corporation, an investment company incorporated under New York State Banking Law and an indirect holding company for many of the trust company subsidiaries; Fiduciary Trust International of the South, a Florida state-chartered limited purpose trust company; Fiduciary Trust International of California, a California state-chartered limited purpose trust company; Fiduciary Trust International of Delaware, a Delaware state-chartered limited purpose trust company; FTI-Banque Fiduciary Trust, a Swiss bank based in Geneva, Switzerland; FTCI (Cayman) Ltd., an offshore trust company licensed as a bank and trust company (with a type "B" license) in the Cayman Islands; and Franklin Templeton Bank & Trust, F.S.B. ("FTB&T"). All of the trust companies referenced above have full trust powers. FTB&T, among other things, exercises full trust powers and serves primarily as custodian of Individual Retirement Accounts ("IRA") and business retirement plans.

G.   SUMMARY OF OUR SPONSORED INVESTMENT PRODUCTS

Our sponsored investment products are offered to retail, institutional, high net-worth and separate account clients, which include individual investors, qualified groups, trustees, tax-deferred (such as IRAs in the U.S., RSP's in Canada) or money purchase plans, employee benefit and profit sharing plans, trust companies, bank trust departments and institutional investors in approximately 137 countries.

1.   INVESTMENT OBJECTIVES

The sponsored investment products that we offer accommodate a variety of investment goals, including growth, growth at a reasonable price, value, capital appreciation, growth and income, income, tax-free income and preservation of capital. In seeking to achieve such objectives, each portfolio emphasizes different investment securities.

Our equity investment products include some that are value-oriented, others that reflect a growth style of investing and some that use a combination of growth and value. Value investing focuses on identifying companies, which our research analysts and portfolio managers believe are undervalued, based on a number of factors. Portfolios that seek capital appreciation invest primarily in equity securities in a wide variety of international and U.S. markets; some seek broad national market exposure, while others focus on narrower sectors such as precious metals, health care, emerging technology, large-cap companies, small-cap companies, real estate securities and utilities. Growth investing relies on the review of macroeconomic, industry and sector trends to identify companies that exhibit superior growth potential relative to industry peers and the broad market. Unlike other management styles that focus on short-term market trends, our growth portfolio investment management team invests in companies demonstrating long-term growth potential, based mainly on proprietary in-house analysis and research.

Portfolios seeking income generally focus on taxable and tax-exempt money market instruments, tax-exempt municipal bonds, global fixed-income securities, fixed-income debt securities of corporations and of the U.S. government and its sponsored agencies and instrumentalities such as the Government National Mortgage Association, the Federal National Mortgage Association, and the Federal Home Loan Mortgage Corporation, and of the various states in the U.S. Still others focus on investments in particular countries and regions, such as emerging markets.

Again, we also provide investment management and related services to a number of closed-end investment companies whose shares are traded on various major U.S. and some international stock exchanges. In addition, we provide investment management, marketing and distribution services to SICAV ("Societe d'Investissement a Capital Variable") funds and umbrella unit trusts organized in Luxembourg and Ireland, respectively, which are distributed in international market places, as well as to locally organized funds in various countries outside the U.S.

Our sponsored investment products also include portfolios managed for some of the world's largest corporations, endowments, charitable foundations, pension funds, wealthy individuals and other institutions. We use various investment techniques to focus on specific client objectives for these specialized portfolios.

2.   TYPES OF SPONSORED INVESTMENT PRODUCTS

As of September 30, 2003 we had $301.9 billion in assets under management. Our U.S.-registered open-end mutual funds (excluding our insurance products trust) accounted for $175.5 billion of our assets under management. As of September 30, 2003, the net assets under management of our five (5) largest funds were Franklin Income Fund ($16.1 billion), Templeton Growth Fund ($14.7 billion), Franklin California Tax-Free Income Fund, Inc. ($13.7 billion), Templeton Foreign Fund ($11.7 billion), and Franklin U.S. Government Securities Fund ($9.1 billion). These 5 mutual funds represented, in the aggregate, 21.6% of our assets under management. Currently no single sponsored investment product revenues represent more than 10% of total revenues.

Franklin Templeton Variable Insurance Products Trust, our insurance products trust, offers 22 funds, with assets of $9.9 billion as of September 30, 2003. The insurance product funds are available as investment options through variable insurance contracts. Most of the funds have been fashioned after some of the more popular funds offered to the general public and are managed, in most cases, by the same investment adviser.

Our U.S. closed-end and interval (floating rate) funds accounted for $4.5 billion of our assets under management. U.S. wrap fee, partnership, and trust accounts made up $6.3 billion of our assets under management. On a Company-wide basis, institutional separate and high net-worth accounts accounted for $68.9 billion of assets under management.

In addition, $36.8 billion of our assets under management were held in foreign-based funds and open-end and closed-end accounts whose investment objectives vary, but are primarily international and global equity-oriented.

The following table shows the various types of our U.S.-registered open-end mutual funds and dedicated insurance product funds as of September 30, 2003, and is categorized using the Investment Company Institute ("ICI") definitions, which are more detailed than the broad investment objective definitions used in MD&A and in our Consolidated Financial Statements.


                    U.S.-REGISTERED OPEN-END MUTUAL FUNDS (a)

                                                                                           NO. OF
             CATEGORY                                                            NO. OF   INSURANCE
  (AND APPROXIMATE ASSETS UNDER                                                  MUTUAL    PRODUCT
 MANAGEMENT, AS OF SEPTEMBER 30,    INVESTMENT OBJECTIVE                         FUNDS      FUNDS
              2003)

IN BILLIONS
----------------------------------- ------------------------------------------- --------- ----------
I.  EQUITY FUNDS ($97.3)
----------------------------------- ------------------------------------------- --------- ----------
A.   Capital Appreciation Funds     Seek capital appreciation; dividends are
        ($22.1)                     not a primary consideration.
----------------------------------- ------------------------------------------- --------- ----------
     1. Aggressive Growth Funds     Invest primarily in common stocks of
                                    small, growth companies.                       5          2
----------------------------------- ------------------------------------------- --------- ----------
     2. Growth Funds                Invest primarily in common stocks of
                                    well-established companies.                    9          2
----------------------------------- ------------------------------------------- --------- ----------
     3. Sector Funds                Invest primarily in companies in related       8          2
                                    fields.
----------------------------------- ------------------------------------------- --------- ----------
B.   World Equity Funds             Invest primarily in stocks of foreign
        ($50.5)                     companies.
----------------------------------- ------------------------------------------- --------- ----------
     1. Emerging Market Funds       Invest primarily in companies based in
                                    developing regions of the world.               2          1
----------------------------------- ------------------------------------------- --------- ----------
     2. Global Equity Funds         Invest primarily in equity securities
                                    traded worldwide, including those of U.S.     13          2
                                    companies.
----------------------------------- ------------------------------------------- --------- ----------
     3. International Equity Funds  Invest primarily in equity securities of
                                    companies located outside the United           6          1
                                    States.
----------------------------------- ------------------------------------------- --------- ----------
     4. Regional Equity Funds       Invest in companies based in a specific
                                    part of the world.                             3          0
----------------------------------- ------------------------------------------- --------- ----------
C.   Total Return Funds ($24.7)     Seek a combination of current income and
                                    capital appreciation.
----------------------------------- ------------------------------------------- --------- ----------
     1. Growth and Income Funds     Invest primarily in common stocks of
                                    established companies with the potential
                                    for growth and a consistent record of          8          3
                                    dividend payments.
----------------------------------- ------------------------------------------- --------- ----------
II.  HYBRID/BALANCED FUNDS          May invest in a mix of equities, fixed-income
        ($17.5)                     securities, and derivative instruments.
----------------------------------- ------------------------------------------- --------- ----------
A.   Asset Allocation Funds ($0.5)  Invest in various asset classes including, but not limited to, equities,
                                    fixed-income securities, and money market
                                    instruments.  They seek high total return
                                    by maintaining precise weightings in           5          1
                                    asset classes.
----------------------------------- ------------------------------------------- --------- ----------
B.   Income-Mixed Funds ($17.0)     Invest in a variety of income-producing
                                    securities, including equities and
                                    fixed-income securities.  These funds
                                    seek a high level of current income
                                    without regard to capital appreciation.        1          1
----------------------------------- ------------------------------------------- --------- ----------
III. TAXABLE BOND FUNDS ($16.4)
----------------------------------- ------------------------------------------- --------- ----------
A.   High Yield Funds ($3.0)        Invest two-thirds or more of their
                                    portfolios in lower-rated U.S. corporate
                                    bonds (Baa or lower by Moody's and BBB or
                                    lower by Standard & Poor's rating              2          1
                                    services).
----------------------------------- ------------------------------------------- --------- ----------

(a)  This table excludes separately managed accounts, trust and partnership accounts and closed-end funds. A significant number of institutional assets are invested in U.S. open-end mutual funds and are disclosed in the table.



                                                                                           NO. OF
             CATEGORY                                                            NO. OF   INSURANCE
  (AND APPROXIMATE ASSETS UNDER                                                  MUTUAL    PRODUCT
 MANAGEMENT, AS OF SEPTEMBER 30,    INVESTMENT OBJECTIVE                         FUNDS      FUNDS
              2003)

IN BILLIONS
----------------------------------- ------------------------------------------- --------- ----------
B.   World Bond Funds ($1.0)        Invest in debt securities offered by foreign
                                    companies and governments. They seek the
                                    highest level of current income available
                                    worldwide.
----------------------------------- ------------------------------------------- --------- ----------
     1. Global Bonds Funds:         Invest in debt securities worldwide with no
          General                   stated average maturity or an average
                                    maturity of five years or more.  These
                                    funds may invest up to 25 percent of
                                    assets in companies located in the United      1          2
                                    States.
----------------------------------- ------------------------------------------- --------- ----------
     2. Global Bond Funds:          Invest in debt securities worldwide with
          Short Term                an average maturity of one to five years.
                                    These funds may invest up to 25 percent
                                    of assets in companies located in the          1          0
                                    United States.
----------------------------------- ------------------------------------------- --------- ----------
     3. Other World Bond Funds      Invest in international bond and emerging
                                    market debt funds, foreign government and
                                    corporate debt instruments.  Two-thirds
                                    of an international bonds fund's
                                    portfolio must be invested outside the
                                    United States.  Emerging market debt
                                    funds invest primarily in debt from            1          0
                                    underdeveloped regions of the world.
----------------------------------- ------------------------------------------- --------- ----------
C.   Government Bond Funds          Invest in U.S. government bonds of varying
        ($11.1)                     maturities. They seek high current income.
----------------------------------- ------------------------------------------- --------- ----------
     1. Government Bond Funds:      Invest two-thirds or more of their
          Intermediate Term         portfolios in U.S. government securities
                                    with an average maturity of five to ten
                                    years.  Securities utilized by investment
                                    managers may change with market                0          1
                                    conditions.
----------------------------------- ------------------------------------------- --------- ----------
     2. Government Bond Funds:      Invest two-thirds or more of their
          Short Term                portfolios in U.S. government securities
                                    with an average maturity of one to five
                                    years. Securities utilized by investment
                                    managers may change with market                1          0
                                    conditions.
----------------------------------- ------------------------------------------- --------- ----------
     3. Mortgage-Backed Funds       Invest two-thirds or more of their
                                    portfolios in pooled mortgage-backed           3          0
                                    securities.
----------------------------------- ------------------------------------------- --------- ----------
D.  Strategic Income Funds ($1.1)   Invest in a combination of U.S.
                                    fixed-income securities to provide a high
                                    level of current income.                       4          2
----------------------------------- ------------------------------------------- --------- ----------
E.  Corporate Bond Funds ($0.2)     Seek current income by investing in high-
                                    quality debt securities issued by U.S.
                                    corporations.
----------------------------------- ------------------------------------------- --------- ----------
     1. Corporate Bond Funds:       Invest two-thirds or more of their portfolios
          Short Term                in U.S. corporate bonds with an average
                                    maturity of one to five years.  These funds
                                    seek a high level of income with less price    1          0
                                    volatility than intermediate-term bond funds.
----------------------------------- ------------------------------------------- --------- ----------


                                                                                           NO. OF
             CATEGORY                                                            NO. OF   INSURANCE
  (AND APPROXIMATE ASSETS UNDER                                                  MUTUAL    PRODUCT
 MANAGEMENT, AS OF SEPTEMBER 30,    INVESTMENT OBJECTIVE                         FUNDS      FUNDS
              2003)

IN BILLIONS
------------------------------------------------------------------------------- --------- ----------
IV. TAX-FREE BOND FUNDS  ($49.9)
------------------------------------------------------------------------------- --------- ----------
A.   State Municipal Bond           Invest primarily in municipal bonds
        Funds ($35.0)               issued by a particular state. These
                                    funds seek high after-tax income for
                                    residents of individual states.
----------------------------------- ------------------------------------------- --------- ----------
     1. State Municipal Bond        Invest primarily in the single-state
        Funds:                      municipal bonds with an average maturity
          General                   of greater than five years or no specific
                                    stated maturity.  The income from these
                                    funds is largely exempt from federal as
                                    well as state income tax for residents of     29          0
                                    the state.
----------------------------------- ------------------------------------------- --------- ----------
     2. State Municipal Bond        Invest primarily in single-state municipal
        Funds:                      bonds with an average maturity of one to
          Short Term                five years.  The income from these funds is
                                    largely exempt from federal as well as state   2          0
                                    income tax for residents of the state.
----------------------------------- ------------------------------------------- --------- ----------
B.   National Municipal Bond        Invest primarily in the bonds of various
        Funds ($14.9)               municipal issuers in the United States.
                                    These funds seek high current income free
                                    from federal income tax.
----------------------------------- ------------------------------------------- --------- ----------
     1. National Municipal Bond     Invest primarily in municipal bonds with
        Funds:                      an average maturity of more than five
          General                   years or no specific stated maturity.          4          0
----------------------------------- ------------------------------------------- --------- ----------
     2. National Municipal Bond     Invest primarily in municipal bonds with
        Funds:                      an average maturity of one to five years.
          Short Term                                                               1          0
----------------------------------- ------------------------------------------- --------- ----------
V.  MONEY MARKET FUNDS  ($4.3)
------------------------------------------------------------------------------- --------- ----------
A.   Taxable Money Market           Invest in short-term, high-grade money
        Funds ($3.4)                market securities and must have average
                                    maturities of 90 days or less. These funds
                                    seek the highest level of income consistent
                                    with preservation of capital (i.e.,
                                    maintaining a stable share price).
----------------------------------- ------------------------------------------- --------- ----------
     1. Taxable Money Market        Invest primarily in U.S. Treasury
        Funds:                      obligations and other financial
          Government                instruments issued or guaranteed by the
                                    U.S. government, its agencies, or its          2          0
                                    instrumentalities.
----------------------------------- ------------------------------------------- --------- ----------
     2. Taxable Money Market        Invest primarily in a variety of money
        Funds:                      market instruments, including
          Non-Government            certificates of deposit from larger
                                    banks, commercial paper, and bankers'          5          1
                                    acceptances.
----------------------------------- ------------------------------------------- --------- ----------
B.    Tax-Exempt Money Market       Invest in short-term municipal securities
      Funds ($0.9)                  and must have average maturities of 90
                                    days or less. These funds seek the highest
                                    level of income - free from federal and, in
                                    some cases, state and local taxes -
                                    consistent with preservation of capital.
----------------------------------- ------------------------------------------- --------- ----------


                                                                                           NO. OF
             CATEGORY                                                            NO. OF   INSURANCE
  (AND APPROXIMATE ASSETS UNDER                                                  MUTUAL    PRODUCT
 MANAGEMENT, AS OF SEPTEMBER 30,    INVESTMENT OBJECTIVE                         FUNDS      FUNDS
              2003)

IN BILLIONS
------------------------------------------------------------------------------- --------- ----------
     1. National Tax-Exempt         Invest in short-term securities of various
          Money Market Funds        U.S. municipal issuers.                        1          0
----------------------------------- ------------------------------------------- --------- ----------
     2. State Tax-Exempt            Invest primarily in short-term securities
          Money Market Funds        of municipal issuers in a single state to
                                    achieve the highest level of tax-free
                                    income for residents of that state.            2          0
----------------------------------- ------------------------------------------- --------- ----------

The following  table sets forth the types of our non-U.S. open-end mutual funds as of September 30,
2003 and is categorized  by investment  objectives and sales region.

                       NON-U.S. OPEN-END MUTUAL FUNDS (A)

                                                                                      NO. OF
             CATEGORY                                                                 MUTUAL
  (AND APPROXIMATE ASSETS UNDER                                                   FUNDS BY SALES
 MANAGEMENT, AS OF SEPTEMBER 30,    INVESTMENT OBJECTIVE                              REGION
              2003)

IN BILLIONS
----------------------------------- ------------------------------------------- --------------- ----
I.  EQUITY FUNDS ($19.8)

----------------------------------- ------------------------------------------- --------------- ----
A.   Global/International Equity    Invest in securities of companies traded    Asia Pacific:    34
        ($18.5)                     worldwide, including foreign and U.S.       Canada:          18
                                    companies.                                  U.K./Europe:     27
----------------------------------- ------------------------------------------- --------------- ----
B.   Domestic (U.S.) Equity ($1.3)  Invest in equity securities of U.S.         Canada:           5
                                    companies.                                  U.K./Europe:     11
------------------------------------------------------------------------------- --------------- ----
II. FIXED-INCOME FUNDS ($10.2)
------------------------------------------------------------------------------- --------------- ----
A.   Global/International           Invest worldwide in debt securities         Asia Pacific:    30
      Fixed-Income ($3.4)           offered by foreign companies and            Canada:           4
                                    governments. These funds may invest         U.K./Europe:      7
                                    assets in debt securities offered by
                                    companies located in the U.S.
----------------------------------- ------------------------------------------- --------------- ----
B.   Domestic Fixed-Income ($6.8)   Invest in debt securities offered by U.S.   Asia Pacific:    1
                                    companies and the U.S. government and/or    U.K./Europe:     5
                                    municipalities located in the U.S.
----------------------------------- ------------------------------------------- --------------- ----
III. HYBRID/BALANCED                May invest in a mix of global equity,       Asia Pacific:   21
        FUNDS ($1.2)                fixed-income securities and derivative      Canada:          5
                                    instruments.                                U.K./Europe:     4
----------------------------------- ------------------------------------------- --------------- ----
IV. TAXABLE MONEY                   Market securities issued or guaranteed by   Asia Pacific:    7
        FUNDS ($1.5)                domestic or global governments or           Canada:          3
                                    agencies.                                   U.K./Europe:     2
----------------------------------- ------------------------------------------- --------------- ----

(a) Does not include the Franklin Templeton Global Fund, the Fiduciary Emerging Markets Bond Fund plc,
    nor fund-of-fund mutual funds. For purposes of this table, we consider the sales region to be where a fund is based and primarily sold and not necessarily the region where a particular fund is invested.
    Many funds are also distributed across different sales regions (e.g., SICAV funds are based, primarily sold in and therefore considered to be within the U.K./Europe sales region, although also distributed in the Asia Pacific sales region), but are only designated a single sales region in the table.

3.   FUND INTRODUCTIONS, MERGERS AND LIQUIDATIONS

In an effort to address changing market conditions and evolving investor needs, from time to time we introduce new funds, merge existing funds or liquidate existing funds. During the fiscal year ended September 30, 2003, we added and introduced a number of funds in the U.S., Canada and other regions internationally.

In the U.S., we expanded our product line, recognizing shifts in market and investor sentiment. We added three new limited term tax-free products, providing investors with additional fund options to tailor their fixed income portfolios. We introduced two new fund-of-fund mutual funds, providing investors with equity performing portfolios consisting of many of our core funds. We also expanded our efforts in the U.S. education savings market and were awarded New Jersey's 529 mandate for marketing and managing investments through NJ-BEST and the Franklin Templeton 529 College Savings Plan. We also made available an array of mutual funds and alternative investment products to our institutional and high net-worth clients.

In Canada, we introduced a portfolio of funds that provided our Canadian clients with diversified investment choices. We also introduced Tapestry Pooled Portfolios, a program of eleven actively managed pooled portfolios offering a blend of investment styles and asset classes, including alternative investments. Additionally, we added a new diversified income portfolio to the Quotential Program, a growing dealer-distributed wrap program in Canada.

In other regions internationally, we launched new funds and investment products that addressed the unique needs of local markets. Through our Luxembourg-domiciled SICAV, seven new funds were introduced. In other country specific markets, including the United Kingdom, Korea, Singapore and India, we initiated new local products to support expansion in these regions.

During the fiscal year ended September 30, 2003, the following fund mergers and liquidations occurred: 1 variable annuity fund merged into another variable annuity fund and 1 variable annuity fund was liquidated; 5 U.S. registered open end mutual funds were merged into other U.S. registered open end mutual funds; 7 non-U.S. registered open end mutual funds were merged into other non-U.S. registered open end mutual funds and 5 non-U.S. registered open end mutual funds were liquidated; 4 Dublin-domiciled Fiduciary Trust funds were liquidated and 4 merged into U.K products.

II.  BANKING/FINANCE OPERATIONS

Our  secondary  business  segment  is   banking/finance,   which  offers  select
retail-banking and consumer lending services.

Our subsidiary, Fiduciary Trust, is a New York state chartered bank and provides private banking services primarily to high net-worth clients who maintain trust, custody and/or investment management accounts with Fiduciary Trust. Fiduciary Trust's private banking and credit products include, among others, loans secured by marketable securities, foreign exchange services, deposit accounts and other banking services. As discussed in Investment Management and Related Services, Fiduciary Trust also offers investment management, trust and estate, custody and related services to institutional accounts and high net-worth individuals and families.

Franklin Capital Corporation ("FCC") is a subsidiary of FRI, which engages primarily in the purchase, securitization and servicing of retail installment sales contracts ("automobile contracts") originated by independent automobile dealerships. FCC is incorporated and headquartered in Utah and conducts its business primarily in the Western region of the U.S. As of September 30, 2003, FCC's total assets included $130.0 million of outstanding automobile contracts. During fiscal 2003, FCC securitized approximately $446.7 million of automobile contract receivables for which it maintains servicing rights. As of September 30, 2003, FCC serviced $680.7 million of receivables that have been securitized to date. See Note 7 in the Notes to the Financial Statements.

Our securitized automobile contracts business is subject to marketplace fluctuation and competes with businesses with significantly larger portfolios. Auto loan portfolio losses can be influenced significantly by trends in the economy and credit markets, which reduce borrowers' ability to repay loans. A more detailed analysis of loan losses and delinquency rates in our consumer lending and dealer auto loan business is contained in Note 6 in the Notes to the Financial Statements.

Our subsidiary Franklin Templeton Bank & Trust, F.S.B. ("FTB&T"), with total assets of $174.4 million, as of September 30, 2003, provides FDIC insured deposit accounts and general consumer loan products such as credit card loans, unsecured loans, loans secured by marketable securities, mortgage loans, debit card products and auto loans. FTB&T (formerly known as Franklin Bank) became chartered as a federal savings bank on May 1, 2000 when the Office of Thrift Supervision approved FTB&T's application to convert from a California state banking charter to a federal thrift charter. Immediately following the conversion of FTB&T's state charter to a federal thrift charter, Franklin Templeton Trust Company, a California chartered trust company, was merged into FTB&T and continues to perform its prior activities as a division of FTB&T.

Our other banking subsidiaries include, FTI-Banque Fiduciary Trust, a Swiss bank based in Geneva, Switzerland, which provides an array of private banking trust and investment services to clients outside of the U.S., and FTCI (Cayman) Ltd., a licensed bank and trust company in the Cayman Islands.

REGULATORY CONSIDERATIONS

Virtually all aspects of our business, including those conducted through our various subsidiaries, are subject to various federal, state, and foreign regulation, and supervision. Domestically, we are subject to regulation and supervision by, among others, the SEC, the National Association of Securities Dealers ("NASD"), the Federal Reserve Board (the "FRB"), the Federal Deposit Insurance Corporation ("FDIC"), the Office of Thrift Supervision and the New York State Banking Department. Globally, we are subject to regulation and supervision by, among others, the Ontario and Alberta Securities Commissions in Canada, the Monetary Authority of Singapore, the Financial Services Authority in the United Kingdom, the Central Bank of Ireland, the Securities and Futures Commission of Hong Kong, the Korean Ministry of Finance and Economy and the Financial Supervisory Commission in Korea, and the Securities Exchange Board of India. The Advisers Act imposes numerous obligations on our subsidiaries, which are registered in the U.S. as investment advisers, including record keeping, operating and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. The `40 Act imposes similar obligations on the investment companies that are advised by our subsidiaries. The SEC is authorized to institute proceedings AND impose sanctions for violations of the Advisers Act and the `40 Act, ranging from fines and censure to termination of an investment adviser's registration.

As part of various ongoing investigations by the SEC, the U.S. Attorney for the Northern District of California, the U.S. Attorney for the District of Massachusetts, the New York Attorney General and the Secretary of State of Massachusetts relating to certain practices in the mutual fund industry, including late trading, market timing and sales compensation arrangements, the Company and its subsidiaries (as used in this section, together, the "Company"), as well as certain current or former executives and employees of the Company, have received requests for information and/or subpoenas to testify or produce documents. The Company and, where applicable, the relevant individuals, are providing documents and information in response to these requests and subpoenas. In addition, the Company is responding to requests for similar kinds of information from regulatory authorities in some of the foreign countries where the Company conducts its global asset management business. See also Note 13 in the Notes to the Consolidated Financial Statements.

FRI and many of the investment companies advised by our various subsidiaries are also subject to the federal and state laws affecting corporate governance, including the Sarbanes-Oxley Act of 2002, as well as rules adopted by the SEC. As a New York Stock Exchange ("NYSE") listed company, we are also subject to the rules of the NYSE, including the corporate governance standards that were recently approved by the SEC.

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

Following the acquisition of Fiduciary Trust, in fiscal 2001, the Company became a bank holding company under the BHC Act and is subject to supervision and regulation by the FRB. Pursuant to the GLB Act, as a qualifying bank holding company, we also became a financial holding company, which enables us to affiliate with a far broader range of financial companies than had previously been permitted for bank holding companies. Permitted affiliates include securities brokers, underwriters and dealers, investment managers, mutual fund distributors, insurance companies and companies engaged in other activities that are "financial in nature or incidental thereto" or "complementary" to a financial activity. The FRB has issued interim rules specifying that organizing, sponsoring, and managing a mutual fund are activities that are permissible for financial holding companies under certain guidelines. A bank holding company may elect to become a financial holding company if, as in our case, each of its subsidiary banks and other depository institution subsidiaries is well capitalized, is well managed (with the exception of Fiduciary Trust, which is exempt from the Community Reinvestment Act ("CRA")) and has at least a "satisfactory" rating under the CRA.

The FRB may impose limitations, restrictions, or prohibitions on the activities or acquisitions of a financial holding company if the FRB believes that the Company does not have the appropriate financial and managerial resources to commence or conduct an activity, make an acquisition, or retain ownership of a company. The GLB Act establishes the FRB as the umbrella supervisor for financial holding companies and adopts an administrative approach to regulation that generally requires the FRB to defer to the actions and requirements of the U.S. "functional" regulators of subsidiary broker/dealers, investment advisers, investment companies, insurance companies, and other regulated non-depository institutions.

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

Federal banking agencies are required to take prompt supervisory and regulatory actions with respect to institutions that do not meet minimum capital standards. There are five defined capital tiers, the highest of which is "well capitalized". A depository institution is generally prohibited from making capital distributions, including paying dividends, or paying management fees to a holding company if the institution would thereafter be undercapitalized. Undercapitalized institutions may not accept, renew or roll over brokered deposits. To remain a financial holding company, each company's banking subsidiaries must be well capitalized and well managed. As of September 30, 2003, our bank and thrift subsidiaries continued to be considered "well capitalized" and "well managed". If a banking subsidiary of a financial holding company has not received a rating of at least "satisfactory" on its most recent CRA examination, the FRB may prohibit the financial holding company or its banking subsidiary from engaging in additional financial activities.

The FRB has adopted various capital guidelines for bank holding companies. The GLB Act authorizes the FRB to establish consolidated capital requirements for financial holding companies. The GLB Act generally prohibits the FRB from imposing capital requirements on functionally regulated non-bank subsidiaries of a financial holding company, such as broker/dealers and investment advisers. The FRB has not published consolidated capital requirements specific to financial holding companies, but may do so in the future.

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

COMPETITION

The financial services industry is highly competitive and has increasingly become a global industry. There are approximately 8,200 open-end investment companies of varying sizes, investment policies and objectives whose shares are being offered to the public in the U.S. Due to our international presence and varied product mix, it is difficult to assess our market position relative to other investment managers on a worldwide basis, but we believe that we are one of the more widely diversified investment managers in the U.S. We believe that our equity and fixed-income asset mix coupled with our global presence will serve our competitive needs well over the long term. We continue to focus on the performance of our investment products, service to customers and extensive marketing activities with our strong broker/dealer and other financial institution distribution network as well as high net-worth customers.

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

We have implemented an award winning Internet platform to compete with the rapidly developing and evolving capabilities being offered with this technology. Together with several large financial services companies, we made a capital investment in the development of an industry-wide Internet portal, known as Advisorcentral.com, which provides our broker, dealer and investment adviser customers with the ability to view their clients' holdings using one log-in ID.

As investor interest in the mutual fund industry has increased, competitive pressures have increased on sales charges of broker/dealer distributed funds. We believe that, although this trend will continue, a significant portion of the investing public still relies on the services of the broker/dealer or financial adviser community, particularly during weaker market conditions.

We believe that we are well positioned to deal with changes in marketing trends as a result of our already extensive advertising activities and broad based marketplace recognition. We conduct significant advertising and promotional campaigns through various media sources to promote brand recognition. We advertise in major national financial publications, as well as on radio and television to promote brand name recognition and to assist our distribution network. Such activities include purchasing network and cable programming, sponsorship of sporting events, and extensive newspaper and magazine advertising.

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

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Information on our operations in various geographic areas of the world and a breakout of business segment information is contained in Note 18 in the Notes to the Consolidated Financial Statements.

INTELLECTUAL PROPERTY

We have used, registered, and/or applied to register certain trademarks and service marks to distinguish our sponsored investment products and services from those of our competitors in the U.S. and in foreign countries and jurisdictions, including, but not limited to, Franklin(R), Templeton(R), Bissett(R), Mutual Series(R), and FiduciaryTM. We enforce our trademark, service mark and trade name rights in the U.S. and abroad.


EMPLOYEES

As of September 30, 2003, we employed approximately 6,500 employees and operated offices in 28 countries. We consider our relations with our employees to be satisfactory.

AVAILABLE INFORMATION

Franklin Resources, Inc. files reports with the SEC. Copies of any of these filings can be obtained from the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

We also file reports with the SEC electronically via the Internet. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers who file electronically with the SEC, at http://www.sec.gov. Additional information about Franklin Resources, Inc. can also be obtained at our website at http://www.franklintempleton.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

CORPORATE GOVERNANCE GUIDELINES. The Company has adopted Corporate Governance Guidelines. The Corporate Governance Guidelines are posted on the Company's website and are available in print to any shareholder who requests a copy.

COMMITTEE CHARTERS. The Board of Directors has an Audit Committee, Compensation Committee and Corporate Governance Committee. The Board of Directors has adopted written charters for each committee, which are posted on the Company's website and are available in print to any shareholder who requests a copy.


EXECUTIVE OFFICERS OF THE REGISTRANT

The following information on the executive officers of FRI, including their principal occupations for the past five (5) years, is given as of December 1, 2003.

PENELOPE S. ALEXANDER
AGE 43

Vice President, Human Resources - U.S. of FRI since May 2003; officer of other FRI subsidiaries; employed by FRI or its subsidiaries in various other capacities for more than the past five (5) years.

JAMES R. BAIO
AGE 49

Senior Vice President and Chief Financial Officer of FRI since May 2003; officer of other FRI subsidiaries; employed by FRI or its subsidiaries in various other capacities for more than the past five (5) years.

JENNIFER J. BOLT
AGE 39

Senior Vice President and Chief Information Officer of FRI since May 2003; officer and/or director of other FRI subsidiaries since June 1994; employed by FRI or its subsidiaries in various other capacities for more than the past five
(5) years.

HARMON E. BURNS
AGE 58
DIRECTOR SINCE 1991

Vice Chairman and Director of FRI; formerly Executive Vice President and director of FRI for more than the past five (5) years; Member - Office of the Chairman of FRI; officer and/or director of many other FRI subsidiaries; officer and/or director or trustee in 49 investment companies of Franklin Templeton Investments.

MARTIN L. FLANAGAN
AGE 43

President of FRI; formerly Senior Vice President and Chief Financial Officer for more than the past five (5) years; officer and/or director of many other FRI subsidiaries; officer, director and/or trustee in 49 investment companies of Franklin Templeton Investments. Mr. Flanagan has been appointed to serve as Co-Chief Executive Officer of FRI effective January 1, 2004.

HOLLY E. GIBSON
AGE 37

Vice President - Corporate Communications of FRI since May 2003 and Director of Corporate Communications for the past five (5) years.

BARBARA J. GREEN
AGE 56

Vice President and Deputy General Counsel of FRI since January 2000 and Secretary of FRI since October 2003; officer of many other FRI subsidiaries; officer in 52 investment companies of Franklin Templeton Investments.

DONNA S. IKEDA
AGE 47

Vice President, Human Resources - International of FRI since May, 2003 and formerly Vice President - Human Resources of FRI for more than the past five (5) years.

CHARLES B. JOHNSON
AGE 70
DIRECTOR SINCE 1969

Chairman of the Board, Chief Executive Officer and director of FRI for more than the past five (5) years; Member - Office of the Chairman of FRI; officer and/or director of many other FRI subsidiaries; officer and/or director or trustee in 46 investment companies of Franklin Templeton Investments. Effective January 1, 2004, Mr. C. B. Johnson will no longer serve as Chief Executive Officer of FRI, but will continue to serve as Chairman of the Board and a director of FRI.

GREGORY E. JOHNSON
AGE 42

President of FRI; formerly Vice President of FRI for more than the past five (5) years; officer of many other FRI subsidiaries and in two investment companies of Franklin Templeton Investments. Mr. G. Johnson has been appointed to serve as Co-Chief Executive Officer of FRI effective January 1, 2004.

RUPERT H. JOHNSON, JR.
AGE 63
DIRECTOR SINCE 1969

Vice Chairman of FRI; formerly Executive Vice President and director of FRI for more than the past five (5) years; Member - Office of the Chairman of FRI; officer and/or director of many other FRI subsidiaries; officer and/or director or trustee in 49 investment companies of Franklin Templeton Investments.

LESLIE M. KRATTER
AGE 58

Senior Vice President (since 2000) and Assistant Secretary (since 2003) of FRI; formerly Secretary from March 1998 to October 2003 and Vice President of FRI since March 1993.

KENNETH A. LEWIS
AGE 42

Vice President and Treasurer of FRI since June 2002 and officer of many other FRI subsidiaries for the past five (5) years.

MURRAY L. SIMPSON
AGE 66

Executive Vice President and General Counsel of FRI since January 2000; officer in 51 investment companies of Franklin Templeton Investments. Previously Managing Director and Chief Executive Officer of Franklin Templeton Investments
(Asia) Limited (formerly, Templeton Franklin Investment Services (Asia), Limited) from 1994-2000.

CHARLES R. SIMS
AGE 42

Vice President of FRI and officer of many other FRI subsidiaries for the past five (5) years.

ANNE M. TATLOCK
AGE 64

Vice Chairman, Member - Office of the Chairman and director of FRI; Chairman of the Board, Chief Executive Officer (since 2000), and Director of Fiduciary Trust, a subsidiary of FRI; formerly President of Fiduciary Trust for more than the past five (5) years; officer and/or director of certain other subsidiaries of FRI. Director, Fortune Brands, Inc. and Merck & Co., Inc.

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

ITEM 2. PROPERTIES

We conduct our worldwide operations using a combination of leased and owned facilities. While we believe we have sufficient facilities to conduct business during fiscal 2004, we will continue to lease, acquire and dispose of facilities throughout the world as necessary.

We lease space domestically primarily in California, Connecticut, Delaware, Florida, Michigan, New Jersey, New York, Utah, Washington and the District of Columbia, and internationally in various locations, including Australia, Belgium, Brazil, Canada, China, England, France, Germany, Holland, Hong Kong, India, Ireland, Italy, Japan, Korea, Luxembourg, Poland, Russia, Scotland, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan, Turkey and the United Arab Emirates. As of September 30, 2003, we leased and occupied approximately 865,000 square feet of space. We have also leased and subsequently subleased to third parties a total of 297,000 square feet of space.

In addition, we own 6 buildings near Sacramento, California, 5 buildings in St. Petersburg, Florida, 2 buildings in Nassau, Bahamas, 5 buildings in India, as well as space in office buildings in Argentina, China and Singapore. In addition, we operate 4 buildings in San Mateo, California under an operating lease with a related lessor trust. The buildings we own consist of approximately
1.67 million square feet. We have subleased to third parties approximately 104,000 square feet of excess owned space. Since we operate on a unified basis, corporate activities, fund related activities, accounting operations, sales, real estate and retail-banking and consumer lending operations, management information system activities, publishing and printing operations, shareholder service operations and other business activities and operations take place in a variety of such locations.

ITEM 3. LEGAL PROCEEDINGS

In October and November, 2003, three lawsuits were brought against subsidiaries of the Company alleging breach of fiduciary duty with respect to the valuation of the portfolio securities of certain Franklin Templeton funds and seeking monetary damages and costs. BRADFISCH v. TEMPLETON FUNDS, INC. AND TEMPLETON GLOBAL ADVISORS LIMITED, Case 2003 L 001361, was filed on October 3, 2003 in the Circuit Court for the Third Judicial Circuit, Madison County, Illinois, and relates to the Templeton World Fund. WOODBURY v. TEMPLETON GLOBAL SMALLER COMPANIES FUND, INC. AND TEMPLETON INVESTMENT COUNSEL, LLC, Case 2003 L 001362, was filed on October 3, 2003 in the Circuit Court for the Third Judicial Circuit, Madison County, Illinois, and relates to the Templeton Global Smaller Companies Fund, Inc. Both cases were removed to the United States District Court for the Southern District of Illinois on November 14, 2003. The complaint in KENERLEY v. TEMPLETON FUNDS, INC. AND TEMPLETON GLOBAL ADVISORS LIMITED, Case No. 03-770 GPM, was filed in the United States District Court for the Southern District of Illinois and served on the defendants on November 25, 2003. This lawsuit relates to the Templeton World Fund and alleges breach of fiduciary duties imposed by Section 36(a) of the Investment Company Act of 1940 and pendant state law claims.

Management strongly believes that the claims made in each of these lawsuits are without merit and intends vigorously to defend against them.

Except for the matters described above, there have been no material developments in the litigation previously reported in our Form 10-Q for the period ended June 30, 2003 as filed with the SEC on August 14, 2003. We are involved from time to time in litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect our business or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the New York Stock Exchange ("NYSE") and the Pacific Exchange under the ticker symbol "BEN", and the London Stock Exchange under the ticker symbol "FRK". On September 30, 2003, the closing price of FRI's common stock on the NYSE was $44.21 per share. At December 1, 2003, there were approximately 4,900 shareholders of record.

The following table sets forth the high and low sales prices for our common stock on the NYSE.

                                            2003 FISCAL YEAR                    2002 FISCAL YEAR
------------------------------------ -------------- -------------- ------ ------------ --------------
QUARTER                                  HIGH            LOW                 HIGH           LOW
------------------------------------ -------------- -------------- ------ ------------ --------------
October-December                        $37.85         $27.90               $37.85        $30.85
January-March                           $37.01         $29.99               $44.15        $34.52
April-June                              $40.85         $32.84               $44.48        $39.45
July-September                          $46.95         $38.66               $43.15        $29.52

We declared dividends of $0.30 per share in fiscal 2003 and $0.28 per share in fiscal 2002. We expect to continue paying dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.

ITEM 6. SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

(IN MILLIONS, EXCEPT ASSETS UNDER MANAGEMENT,  PER SHARE AMOUNTS AND EMPLOYEE HEADCOUNT)

AS OF AND FOR THE YEARS ENDED SEPTEMBER 30,          2003       2002       2001       2000     1999
------------------------------------------------ --------- ---------- ---------- ---------- ---------
SUMMARY OF OPERATIONS
  Operating revenues                             $2,624.4   $2,518.5   $2,354.8   $2,340.1 $2,262.5
  Net income                                        502.8      432.7      484.7      562.1    426.7

FINANCIAL DATA
  Total assets                                   $6,970.7   $6,422.7   $6,265.7   $4,042.4 $3,666.8
  Long-term debt                                  1,108.9      595.1      566.0      294.1    294.3
  Stockholders' equity                            4,310.1    4,266.9    3,977.9    2,965.5  2,657.0
  Operating cash flow                               548.0      736.8      553.2      701.7    584.5

ASSETS UNDER MANAGEMENT (IN BILLIONS)
  Period ending                                    $301.9     $247.8     $246.4     $229.9   $218.1
  Simple monthly average                            269.8      263.2      243.4      227.7    219.8

PER COMMON SHARE
  Earnings
    Basic                                           $1.98      $1.66      $1.92      $2.28    $1.69
    Diluted                                          1.97       1.65       1.91       2.28     1.69
  Cash dividends                                     0.30       0.28       0.26       0.24     0.22
  Book value                                        17.53      16.50      15.25      12.17    10.59

EMPLOYEE HEADCOUNT                                  6,504      6,711      6,868      6,489    6,650
---------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In this section, we discuss our results of operations and our financial condition. In addition to historical information, we also make some statements relating to the future, which are called "forward-looking statements". These forward-looking statements involve a number of risks, uncertainties and other important factors that could cause our actual results and outcomes to differ materially from any future results or outcomes expressed or implied by such forward-looking statements. For this reason, you should not rely too heavily on them and should review the "Risk Factors" section, where we discuss these statements in more detail.

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

* Franklin    * Templeton    * Mutual Series     * Bissett     * Fiduciary Trust

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

Our secondary business and operating segment is banking/finance. Our banking/finance group offers selected retail-banking services to high net-worth individuals, foundations and institutions, and consumer lending services. Our consumer lending activities include automotive lending related to the purchase, securitization, and servicing of retail installment sales contracts originated by independent automobile dealerships, consumer credit and debit cards, real estate equity lines, and home equity/mortgage loans.

RESULTS OF OPERATIONS

The table below presents the highlights of our operations for the last three fiscal years.

(IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                                                                    2003        2002
FOR THE YEARS ENDED SEPTEMBER 30,        2003          2002          2001        VS 2002     VS 2001
---------------------------------- ----------- ------------- ------------- -------------- -----------
NET INCOME                             $502.8        $432.7        $484.7            16%       (11)%
EARNINGS PER COMMON SHARE
Basic                                   $1.98         $1.66         $1.92            19%       (14)%
Diluted                                  1.97          1.65          1.91            19%       (14)%
OPERATING MARGIN                          25%           23%           22%             --          --
---------------------------------- ----------- ------------- ------------- -------------- -----------

Net income increased by 16% and diluted earnings per share increased by 19% in fiscal 2003. The increase was primarily due to higher operating revenues consistent with a 3% increase in our simple monthly average assets under management, higher gross sales, and an increase in billable shareholder accounts, as well as higher investment and other income in fiscal 2003 due to an other-than-temporary decline in the value of certain investments in fiscal 2002. These increases were partially offset by higher underwriting and distribution expenses and a higher effective tax rate in fiscal 2003 as compared to the prior year. An increase in repurchases of our stock, resulting in a decline in diluted weighted-average shares outstanding from 262.1 million in fiscal 2002 to 254.7 million in fiscal 2003, also contributed to the increase in diluted earnings per common share.

Net income decreased by 11% and diluted earnings per share decreased by 14% in fiscal 2002 primarily due to lower investment and other income related to an other-than-temporary decline in the value of certain investments and increased operating expenses, partially offset by higher revenues.

ASSETS UNDER MANAGEMENT

(IN BILLIONS)
                                                                                    2003        2002
AS OF THE YEARS ENDED SEPTEMBER 30,      2003          2002          2001        VS 2002     VS 2001
------------------------------------ --------- ------------- ------------- -------------- -----------
EQUITY
  Global/international                  $99.8         $76.5         $80.2            30%        (5)%
  Domestic (U.S.)                        55.4          41.4          44.5            34%        (7)%
------------------------------------ --------- ------------- ------------- -------------- -----------
  TOTAL EQUITY                          155.2         117.9         124.7            32%        (5)%

HYBRID/BALANCED                          45.8          36.6          36.1            25%          1%

FIXED-INCOME
  Tax-free                               52.2          52.8          48.4           (1)%          9%
  Taxable
     Domestic (U.S.)                     31.1          26.1          24.4            19%          7%
     Global/international                11.8           8.6           7.2            37%         19%
------------------------------------ --------- ------------- ------------- -------------- -----------
  TOTAL FIXED-INCOME                     95.1          87.5          80.0             9%          9%

MONEY MARKET                              5.8           5.8           5.6             --          4%
------------------------------------ --------- ------------- ------------- -------------- -----------
  TOTAL                                $301.9        $247.8        $246.4            22%          1%
------------------------------------ --------- ------------- ------------- -------------- -----------
Simple monthly average for the         $269.8        $263.2        $243.4             3%          8%
year /1/
------------------------------------ --------- ------------- ------------- -------------- -----------

/1/  Investment  management  fees from  approximately  50% of our  assets  under management at
     September 30, 2003 were calculated using daily average assets under management.

Our assets under management at September 30, 2003 were $301.9 billion, 22% higher than they were a year ago, due to excess sales over redemptions ("net inflows") of $14.4 billion and market appreciation of $42.0 billion, primarily in the latter half of fiscal 2003. Simple monthly average assets under management, which are generally more indicative of investment management fee revenue trends than the year over year change in ending assets under management, increased 3% during fiscal 2003.

The simple monthly average mix of assets under management for the last three fiscal years is shown below.


AS OF  THE YEARS ENDED SEPTEMBER 30,                                2003          2002         2001
-----------------------------------------------------------------------------------------------------
PERCENTAGE OF SIMPLE MONTHLY AVERAGE ASSETS UNDER MANAGEMENT
Equity                                                               49%           52%          59%
Fixed-income                                                         34%           31%          29%
Hybrid/balanced                                                      15%           15%          10%
Money market                                                          2%            2%           2%
-----------------------------------------------------------------------------------------------------
Total                                                               100%          100%         100%
-----------------------------------------------------------------------------------------------------

The following table presents industry data showing average effective investment management fee rates /2/ for the years ended September 30, 2003, 2002 and 2001. The data was obtained from Lipper(R) Inc. and our actual effective fee rates may vary from these rates.

FOR THE YEARS ENDED SEPTEMBER 30,                     2003                   2002               2001
------------------------------------ ---------------------- ---------------------- ------------------
EQUITY
  Global/international                               0.71%                  0.71%              0.72%
  Domestic (U.S.)                                    0.54%                  0.55%              0.55%
HYBRID/BALANCED                                      0.42%                  0.45%              0.46%
FIXED-INCOME
  Tax-free                                           0.42%                  0.43%              0.43%
  Taxable
    Domestic (U.S.)                                  0.43%                  0.43%              0.45%
    Global/international                             0.60%                  0.59%              0.59%
MONEY MARKET                                         0.27%                  0.27%              0.28%
------------------------------------ ---------------------- ---------------------- ------------------

/2/  Calculated  by  Franklin  Templeton  Investments  based  on  asset-weighted averages of  management
     fee rates  provided  by  Lipper(R)  Inc.  Industry effective  investment   management  fee  rates
     are  calculated  using  all U.S.-based,  open-ended  funds that reported expense data to Lipper(R)
     Inc. as of the funds' most recent annual report date,  and for which  management fee rates  were greater or equal to zero.  Industry effective fee rates reflect the investment management expenses of retail and  institutional funds drawn from all distribution channels, without exception. The averages reflect combined retail and institutional  funds data and include all share classes,  and
     all  distribution  channels,  without  exception.   Variable annuities are not included.


For  the  2003  fiscal  year,  our  effective  investment  management  fee  rate
(investment  management  fees  divided by simple  monthly  average  assets under management) declined to 0.55% from 0.56% in fiscal 2002. The change in the mix of assets under management, resulting from higher relative net inflows and appreciation for fixed-income as compared to equity products, led to the slight decrease in the effective investment management fee rate. Generally, fixed-income and hybrid/balanced products carry a lower management fee than equity assets.

The decline in the effective management fee rate to 0.56% in fiscal 2002 as compared to 0.58% in fiscal 2001 was largely due to the inclusion of the assets under management of Fiduciary Trust Company International ("Fiduciary Trust") beginning in fiscal 2001 and market depreciation in equity assets in fiscal
2002. Approximately 64% of Fiduciary Trust's assets under management were classified as hybrid/balanced assets at the time of acquisition in April 2001.

Assets under management by shareholder location were as follows:

(IN BILLIONS)

AS OF THE YEAR ENDED SEPTEMBER 30,                2003
----------------------------------------  ------------
United States                                   $239.9
Canada                                            21.5
Europe                                            19.9
Asia/Pacific and other                            20.6
----------------------------------------  ------------
Total                                           $301.9
----------------------------------------  ------------

Investors in the United States owned approximately 79% of our assets under management at September 30, 2003 and approximately 72% of our revenues originated in the United States in fiscal 2003. Investment advisory and administrative services related to these assets may be provided in jurisdictions outside the United States in accordance with contractual arrangements with our sponsored investment products.

Components of the change in our assets under management were as follows:

(IN BILLIONS)

AS OF AND FOR THE YEARS ENDED                                                         2003     2002
SEPTEMBER 30,                           2003          2002         2001            VS 2002  VS 2001
------------------------------------- -------- ------------- ------------- --------------- ---------
Beginning assets under management     $247.8        $246.4       $229.9                 1%       7%
Sales                                   81.3          72.4         58.5                12%      24%
Reinvested dividends                     3.7           4.8          9.0              (23)%    (47)%
Redemptions                            (66.9)        (57.5)       (58.6)               16%     (2)%
Distributions                           (6.0)         (7.2)       (12.0)             (17)%    (40)%
Acquisitions                              --           0.8         49.5             (100)%    (98)%
Appreciation (depreciation)             42.0         (11.9)       (29.9)               N/A    (60)%
------------------------------------- -------- ------------- ------------- --------------- ---------
Ending assets under management        $301.9        $247.8       $246.4               22%       1%
------------------------------------- -------- ------------- ------------- --------------- ---------

During fiscal 2003 and 2002, our sponsored investment products experienced overall net inflows in contrast to the slight net outflows experienced in fiscal 2001. Gross product sales increased 12% while redemptions increased 16% in 2003. Our acquisition of Pioneer ITI AMC Limited ("Pioneer"), an Indian investment management company, in July 2002 increased our assets under management by $0.8 billion as of the date of this acquisition. In 2001, the acquisition of Bissett and Associates Investment Management Ltd. ("Bissett"), in October 2000, increased our assets under management by $3.7 billion, and the Fiduciary Trust acquisition, in April 2001, increased our assets under management by $45.8 billion, as of the dates of those acquisitions.

Our products experienced $42.0 billion in appreciation in fiscal 2003 as compared to market depreciation in both fiscal 2002 and 2001 consistent with an overall increase in domestic and global equity markets in the latter half of 2003.

OPERATING REVENUES

The table below presents the percentage change in each revenue category between fiscal 2003 and fiscal 2002 and between fiscal 2002 and fiscal 2001.


                                               2003        2002         PERCENTAGE OF TOTAL REVENUES
                                            VS 2002     VS 2001         2003          2002      2001
------------------------------------------ --------- ----------- ------------ ------------- ---------
Investment management fees                       2%          4%          57%           58%       60%
Underwriting and distribution fees               7%         12%          32%           31%       30%
Shareholder servicing fees                      14%        (4)%           8%            8%        8%
Consolidated sponsored investment
  products income, net                          N/A         N/A           --            --        --
Other, net                                       5%         86%           3%            3%        2%
------------------------------------------ --------- ----------- ------------ ------------- ---------
TOTAL OPERATING REVENUES                         4%          7%         100%          100%      100%
------------------------------------------ --------- ----------- ------------ ------------- ---------

SUMMARY

In fiscal 2003, total operating revenues increased 4% over the prior year due to increased investment management, shareholder servicing and underwriting and distribution fees, consistent with a 3% increase in simple monthly average assets under management, an increase in billable shareholder accounts and higher gross product sales.

In fiscal 2002, total operating revenues increased 7% over the prior year. Investment management and underwriting and distribution fees increased due to higher net sales and higher average assets under management. Other, net revenue increased due to the inclusion of Fiduciary Trust revenues for a full fiscal year in 2002, as well as higher net gains related to auto loan securitizations included in other, net revenue.

INVESTMENT MANAGEMENT FEES

Investment management fees, accounting for 57% of our operating revenues in fiscal 2003, include both investment advisory and administration fees. These fees are generally calculated under contractual arrangements with our sponsored investment products as a percentage of the market value of assets under management. Annual rates vary by investment objective and type of services provided. In return for these fees, we provide a combination of investment advisory, administrative and other management services.

Investment management fees increased 2% in fiscal 2003 consistent with a 3% increase in simple monthly average assets under management, partially offset by a slight decline in our effective investment management fee rate resulting from a shift in average asset mix toward fixed-income products, which generally carry a lower management fee than equity assets.

Investment management fees increased 4% in fiscal 2002 primarily due to increased net sales, which increased assets under management, and the impact of including Fiduciary Trust for a full fiscal year. This increase was partially offset by a shift in our average asset mix toward fixed-income investment products, which led to a decrease in our effective investment management fee rate.

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

Many of our sponsored investment products pay distribution fees in return for sales, marketing and distribution efforts on their behalf. While other contractual arrangements exist in international jurisdictions, in the United States, distribution fees include "12b-1 fees". These fees are subject to maximum payout levels based on a percentage of the assets in each fund and other regulatory limitations. We pay a significant portion of underwriting and distribution fees to the financial advisors and other intermediaries who sell our sponsored investment products to the public on our behalf. See the description of underwriting and distribution expenses below.

Overall, underwriting and distribution fees increased 7% in fiscal 2003. Underwriting fees increased 8% primarily due to a 12% increase in gross product sales, partially offset by a change in the sales mix. Distribution fees increased 6% consistent with a 3% increase in simple monthly average assets under management and a change in the asset mix.

Underwriting and distribution fees increased 12% in fiscal 2002. Underwriting fees increased 24% consistent with a 24% increase in gross product sales, and distribution fees increased 5% consistent with an 8% increase in simple monthly average assets under management.

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

Shareholder servicing fees increased 14% in fiscal 2003. The increase reflects an increase in the overall number of billable shareholder accounts, partially offset by a decline in fee rates chargeable on accounts closed in the prior calendar year, under revised shareholder service fee agreements in the United States that became effective on January 1, 2003. The 0.7 million shareholder accounts added in July 2002 as a result of the acquisition of Pioneer also contributed to the increase in average billable accounts in fiscal 2003.

Shareholder servicing fees decreased 4% in fiscal 2002 consistent with a decrease in the quarterly average number of billable accounts.

OTHER, NET

Other, net consists primarily of revenues from the banking/finance operating segment as well as income from custody services. Revenues from the banking/finance operating segment include interest income on loans, servicing income, and investment income on banking/finance investment securities, and are reduced by interest expense and the provision for probable loan losses.

Other, net increased 5% in fiscal 2003 as a result of higher net interest income and auto loan servicing income, partially offset by lower custody fees. Other, net increased 86% in fiscal 2002 primarily due to the inclusion of Fiduciary Trust's banking and custody activities for a full fiscal year in 2002 and increased gains recognized on auto loan portfolio sales.

OPERATING EXPENSES

The table below presents the percentage change in each expense category between fiscal 2003 and fiscal 2002 and between fiscal 2002 and fiscal 2001.

                                                        2003         2002     PERCENTAGE OF TOTAL EXPENSES
                                                     VS 2002      VS 2001         2003    2002    2001
---------------------------------------------- -------------- -----------       -------- ------ -------
Underwriting and distribution                             6%         12%           38%     37%     35%
Compensation and benefits                                 1%          5%           33%     33%     33%
Information systems, technology and occupancy           (3)%         12%           14%     15%     14%
Advertising and promotion                              (14)%          1%            5%      6%      6%
Amortization of deferred sales commissions                9%        (2)%            4%      3%      4%
Amortization of intangible assets                       (1)%       (70)%            1%      1%      3%
September 11, 2001 (recovery) expense, net               N/A      (100)%            0%      0%      0%
Other                                                    19%        (2)%            5%      5%      5%
---------------------------------------------- -------------- -----------       -------- ------ -------
TOTAL OPERATING EXPENSES                                  2%          5%          100%    100%    100%
---------------------------------------------- -------------- -----------       -------- ------ -------

SUMMARY

Operating expenses increased 2% during fiscal 2003 primarily due to higher underwriting and distribution and other expenses, which were partly offset by lower advertising and promotion, and information systems, technology and occupancy costs.

Operating expenses increased 5% during fiscal 2002. This increase was primarily due to increased underwriting and distribution fees consistent with higher underwriting and distribution revenue, and higher compensation and benefits and technology and occupancy costs primarily due to the inclusion of Fiduciary Trust's activity for a full fiscal year in 2002. The increase in these expense categories was offset in part by a decline in amortization of intangible assets on discontinuation of the amortization of goodwill and indefinite-lived intangible assets.

UNDERWRITING AND DISTRIBUTION

Underwriting and distribution includes expenses paid to financial advisers and other third parties for selling, distributing and providing ongoing services to investors in our sponsored investment products.

Underwriting and distribution expenses increased 6% in fiscal 2003 and 12% in fiscal 2002 consistent with similar trends in underwriting and distribution revenues.

COMPENSATION AND BENEFITS

Compensation and benefits increased 1% during fiscal 2003. Although we experienced a decrease in retention bonus commitments related to the acquisition of Fiduciary Trust, we have also experienced increases in employee insurance and other benefits costs in fiscal 2003. We employed approximately 6,500 people at September 30, 2003 compared to approximately 6,700 at the same time last year. In order to hire and retain key employees, we are committed to keeping our salaries and benefit packages competitive, which means that the level of compensation and benefits may increase more quickly or decrease more slowly than our revenues.

Compensation and benefits increased 5% during fiscal 2002. This increase was primarily due to the inclusion of Fiduciary Trust's activity for a full fiscal year, partially offset by an overall decline in employees as well as the decision made by management during the quarter ended December 2001 to reduce employee salaries by 5% or 10%, depending on specific salary categories. In May 2002, we reinstated salaries for employees whose salaries were reduced by 5% and, in July 2002, we reinstated employee salaries in the 10% reduction category.

INFORMATION SYSTEMS, TECHNOLOGY AND OCCUPANCY

Information systems, technology and occupancy costs decreased 3% in fiscal 2003. This decrease was primarily due to decreased purchases of information system and technology equipment leading to decreased depreciation (certain of our technology equipment is periodically replaced with new equipment under our technology outsourcing agreement) and lower expenditures on technology projects. While continuing to work on new technology initiatives and investment in our technology infrastructure, we have slowed down a number of initiatives and delayed the start of other technology projects given the recent economic slowdown and our focus on cost control and management.

Information systems, technology and occupancy costs increased 12% in fiscal 2002. This increase was primarily due to the inclusion of costs related to the outsourcing of the management of our data center and distributed server operations and added technology and occupancy costs of the Fiduciary Trust acquisition for a full fiscal year in 2002.

Details of capitalized information systems and technology costs for the last three fiscal years were as follows:

(IN THOUSANDS)                                                     2003           2002        2001
----------------------------------------------------------------------------------------------------
Net carrying amount at beginning of period                     $121,486       $162,857    $156,895
Additions during period, net of disposals and other
  adjustments                                                    25,812         35,570      69,794
Net assets purchased through acquisitions                            --            206      11,266
Amortization during period                                      (68,172)       (77,147)    (75,098)
----------------------------------------------------------------------------------------------------
Net carrying amount at end of period                            $79,126       $121,486    $162,857
----------------------------------------------------------------------------------------------------

ADVERTISING AND PROMOTION

Advertising and promotion decreased 14% during fiscal 2003 and increased 1% in fiscal 2002. During fiscal 2002 we incurred higher promotion and advertising costs to educate the sales channels and the investing public about the strong relative investment performance of our sponsored investment products. We are committed to investing in advertising and promotion in response to changing business conditions, which means that the level of advertising and promotion expenditures may increase more rapidly or decrease more slowly than our revenues.

AMORTIZATION OF DEFERRED SALES COMMISSIONS

Certain fund share classes, including Class B, are sold without a front-end sales charge to shareholders, although our distribution subsidiaries pay a commission on the sale. In the United States, Class A shares are sold without a front-end sales charge to shareholders when minimum investment criteria are met. However, our U.S. distribution subsidiary pays a commission on these sales. Class C shares are sold with a front-end sales charge that is lower than the commission paid by the U.S. distributor. We defer and amortize all up-front commissions paid by our distribution subsidiaries over 18 months to 8 years depending on share class or financing arrangements.

We have arranged to finance our Class B and C deferred commission assets ("DCA") arising from our U.S., Canadian and European operations through Lightning
Finance Company Limited ("LFL"), a company in which we have a 49% ownership interest. In the United States, LFL has entered into a financing agreement with our U.S. distribution subsidiary and we maintain a continuing interest in the assets until resold by LFL. As a result, we retain DCA sold to LFL under the U.S. agreement in our financial statements and amortize them over an 8-year period, or until sold by LFL to third-parties. In contrast to the U.S. arrangement, LFL has entered into direct agreements with our Canadian and European sponsored investment products, and, as a result, we do not record DCA from these sources in our financial statements.

Amortization of deferred sales commissions increased 9% in fiscal 2003 from the prior year primarily due to increased gross product sales and because LFL did not sell any U.S. DCA in a securitization transaction in fiscal 2003, while it sold approximately $61.5 million U.S. DCA in fiscal 2002. Amortization of deferred sales commissions decreased 2% in fiscal 2002, due to changes in sales mix and existing financing arrangements.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets decreased 1% in fiscal 2003, primarily due to foreign currency movements. Amortization of intangible assets decreased 70% in fiscal 2002 due to the adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), on October 1, 2001. Under SFAS 142, we ceased to amortize goodwill and indefinite-lived intangible assets. This resulted in a reduction in amortization expense of approximately $50 million in fiscal 2002 as compared to the prior year. As of March 31, 2003, we completed our most recent annual impairment test of goodwill and indefinite-lived and definite-lived intangible assets and we determined that there was no impairment to these assets as of October 1, 2002.

OTHER INCOME (EXPENSE)

Other income (expense) includes investment and other income and interest expense. Beginning July 1, 2003, realized and unrealized gains (losses), net, of sponsored investment products that were consolidated in our financial statements on adoption of the Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), are also included in this classification. See the description of FIN 46 in Critical Accounting Policies below.

Investment and other income is comprised primarily of the following:

*    dividends from investments
*    interest income from investments in bonds and government securities
*    realized gains and losses on investments
*    foreign currency exchange gains and losses
*    miscellaneous income, including gain or loss on disposal of property.

Net other income was $52.1 million in fiscal 2003 as compared to a net expense of $7.2 million in fiscal 2002 due to a $60.1 million other-than-temporary decline in value of some of our investments recognized in the fourth quarter of fiscal 2002. Net other income was $125.8 million in fiscal 2001 due to net realized gains of approximately $34.2 million on the sale of certain sponsored investment products held for investment purposes and other realized gains of $24.6 million related to the sale of our former headquarters building in San Mateo.

TAXES ON INCOME

As a multi-national corporation, we provide investment management services to a wide range of international investment products, often managed from locations outside the United States. Some of these jurisdictions have lower tax rates than the United States. The mix of income (primarily investment management fees) subject to these lower rates, when aggregated with income originating in the United States, produces a lower overall effective tax rate than existing U.S. Federal and state tax rates. Our effective income tax rate for fiscal 2003 increased to 28% compared to 25% in fiscal 2002 and 24% in fiscal 2001. The effective tax rate will continue to reflect the relative contributions of foreign earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income, as well as other factors.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, we had $1,053.7 million in cash and cash equivalents, as compared to $980.6 million at September 30, 2002. Cash and cash equivalents include cash, U.S. Treasury bills and other debt instruments with maturities of three months or less from the purchase date and other highly liquid investments that are readily convertible into cash, including money market funds. Liquid assets, which consist of cash and cash equivalents, investments available-for-sale and current receivables, increased to $3,272.3 million at September 30, 2003 from $2,826.0 million at September 30, 2002. Liquid assets have increased in fiscal 2003 primarily due to cash provided by operating activities, proceeds received from auto loan securitizations and the issuance of medium-term notes, offset in part by common stock repurchases and loan origination activity.

Outstanding debt, including Federal Home Loan Bank advances and current maturities of long-term debt, increased to $1,123.7 million at September 30, 2003, compared to $611.5 million at September 30, 2002. The balance at September 30, 2003 included $520.3 million in principal and accrued interest related to outstanding convertible notes, $420.0 million in five-year senior notes and $168.8 million in other long-term debt, including current maturities. Other long-term debt consisted primarily of deferred commission liabilities recognized in relation to U.S. DCA financed by LFL that had not yet been sold by LFL in a securitization transaction (see Note 11 to the consolidated financial statements for a further description of debt outstanding).

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

As of September 30, 2002, outstanding debt included $514.2 million related to the convertible notes and $88.8 million of other long-term debt, including current maturities. The increase in outstanding debt from September 30, 2002 is primarily due to the issuance of the five-year senior notes in April 2003, the increase in U.S. DCA financed by LFL, and the accretion of interest on the convertible notes.

As of September 30, 2003, we had $500.0 million of commercial paper and $300.0 million of debt and equity securities available to be issued under shelf registration statements filed with the Securities and Exchange Commission. Our committed revolving credit facilities at September 30, 2003 totaled $420.0 million, of which, $210.0 million was under a 364-day facility. The remaining $210.0 million facility is under a five-year facility that will expire in June 2007. In addition, at September 30, 2003, our banking/finance operating segment had $559.5 million in available uncommitted short-term bank lines under the Federal Reserve Funds system, the Federal Reserve Bank discount window, and Federal Home Loan Bank short-term borrowing capacity. Our ability to access the capital markets in a timely manner depends on a number of factors including our credit rating, the condition of the global economy, investors' willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. In extreme circumstances, we might not be able to access this liquidity readily.

Our banking/finance operating segment periodically enters into auto loan securitization transactions with qualified special purpose entities, which then issue asset-backed securities to private investors. Gross sale proceeds from these transactions were $464.4 million in fiscal 2003 and $565.2 million in fiscal 2002. The outstanding loan balances held by these special purpose entities were $680.7 million as of September 30, 2003 and $530.9 million as of September 30, 2002. Our ability to access the securitization market will directly affect our plans to finance the auto loan portfolio in the future.

The sales commissions that we have financed globally through LFL during fiscal 2003, were approximately $161.3 million compared to $135.3 million in fiscal 2002. LFL's ability to access credit facilities and the securitization market will directly affect our existing financing arrangements.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Our contractual cash obligations and commitments as of September 30, 2003 were as follows:

                                                              PAYMENTS DUE BY PERIOD
                                               ------------------------------------------------------
                                                                LESS                            MORE
(IN THOUSANDS)                                      TOTAL     THAN 1       1-3         4-5    THAN 5
                                                                YEAR     YEARS       YEARS     YEARS
---------------------------------------------- ----------- ---------- --------- ----------- ---------
Long-term debt obligations                     $1,108,881    $22,450   $46,300    $468,236  $571,895
Operating lease obligations                       268,577     34,760    60,881      49,189   123,747
---------------------------------------------- ----------- ---------- --------- ----------- ---------

In addition, at September 30, 2003, the banking/finance operating segment had commitments to extend credit aggregating $280.5 million, primarily under its credit card lines and had issued financial standby letters of credit totaling $5.5 million on which beneficiaries would be able to draw upon in the event of non-performance by our customers, primarily in relation to lease and lien obligations of these banking customers. These standby letters of credit, issued prior to January 1, 2003, were secured by marketable securities with a fair value of $15.2 million as of September 30, 2003 and commercial real estate.

OFF-BALANCE SHEET ARRANGEMENTS

As discussed above, we obtain financing for sales commissions that we pay to brokers on Class B and C shares through LFL, a company incorporated in Ireland whose sole business purpose is to finance our DCA. We hold a 49% ownership interest in LFL and we account for this ownership interest using the equity method of accounting. Our exposure to loss related to our investment in LFL is limited to the carrying value of our investment and loans, and interest and fees receivable from LFL. At September 30, 2003, those amounts approximated $54.7 million. During fiscal 2003, we financed approximately $161.3 million of sales commissions through LFL and we recognized pre-tax income of approximately $0.7 million for our share of the net income of LFL.

As discussed above, our banking/finance operating segment periodically enters into auto loan securitization transactions with qualified special purpose entities, which then issue asset-backed securities to private investors. Our main objective in entering in securitization transactions is to obtain financing for auto loan activities. Securitized loans held by the securitization trusts totaled $680.7 million at September 30, 2003 and $530.9 million at September 30, 2002. In relation to these transactions, we are obligated to cover shortfalls in amounts due to the holders of the notes up to certain levels as specified under the related agreements. As of September 30, 2003, the maximum potential amount of future payments was $13.7 million relating to guarantees made prior to January 1, 2003. In addition, our consolidated balance sheet at September 30, 2003 included a $0.1 million liability to reflect obligations arising from an auto securitization transaction that we entered into in June 2003.

We are contingently liable for approximately $145.0 million in residual guarantees under an operating lease for our global corporate headquarters campus in San Mateo, California. This represents about 85% of the total construction costs of $170.0 million. We are also contingently liable to purchase the corporate headquarters campus for an amount equal to the final construction costs of $170.0 million if an event of default occurs under the agreement. An event of default includes, but is not limited to, failure to make lease payments when due and failure to maintain required insurance. Management considers the possibility of default under the provisions of the agreement to be remote.

Currently, the lease is treated as an operating lease, as none of the capitalization criteria under Statement of Financial Accounting Standards No. 13, "Accounting for Leases", were met at the inception of the lease. We anticipate that we will consolidate our corporate headquarters campus under the requirements of FIN 46 in the period ending December 31, 2003.

CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that impact our financial position and results of operations. These estimates and assumptions are affected by our application of accounting policies. Below we describe certain critical accounting policies that we believe are important to understanding our results of operations and financial position. In addition, please refer to Note 1 to the consolidated financial statements for further discussion of our accounting policies.

INTANGIBLE ASSETS

At September 30, 2003 our assets included intangible assets as follows:

(IN THOUSANDS)                                                    NET CARRYING
                                                                        AMOUNT
------------------------------------------------------------ -----------------
Goodwill                                                            $1,335,517
Intangible assets - definite-lived                                     205,636
Intangible assets - indefinite-lived                                   478,645
------------------------------------------------------------ -----------------
Total                                                               $2,019,798
------------------------------------------------------------ -----------------

Under SFAS 142, we are required to test the fair value of goodwill and indefinite-lived intangibles when there is an indication of impairment, or at least once a year. As of March 31, 2003, we completed our annual impairment test of goodwill and indefinite-lived and definite-lived intangible assets and we determined that there was no impairment to these assets as of October 1, 2002.

The fair value of indefinite-lived intangible assets is determined based on anticipated discounted cash flows. Goodwill is impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. In estimating the fair value of the reporting unit, we use valuation techniques based on discounted cash flows similar to models employed in analyzing the purchase price of an acquisition target. Intangible assets subject to amortization are reviewed for impairment at each reporting period on the basis of the expected future undiscounted operating cash flows, without interest charges, to be derived from these assets.

In performing our analysis, we used certain assumptions and estimates including those related to discount rates and the expected future period of cash flows to be derived from the assets, based on, among other factors, historical trends and the characteristics of the assets. While we believe that our testing was appropriate, if these estimates and assumptions change in the future, we may be required to record impairment charges or otherwise increase amortization expense.

INCOME TAXES

As a multinational corporation, we operate in various locations outside the United States. We have not made a provision for U.S. taxes on the cumulative undistributed earnings of foreign subsidiaries as those earnings are intended to be reinvested for an indefinite period of time. These earnings approximated $2.1 billion at September 30, 2003. Changes to our policy of reinvesting foreign earnings may have a significant effect on our financial condition and results of operation.

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

We evaluate our investments for other-than-temporary decline in value on a periodic basis. This may exist when the fair value of an investment security has been below the current value for an extended period of time. As most of our investments are carried at fair value, if an other-than-temporary decline in value is determined to exist, the unrealized investment loss recorded net of tax in accumulated other comprehensive income is realized as a charge to net income, in the period in which the other-than-temporary decline in value is determined. In fiscal 2002, we recognized $60.1 million for an other-than-temporary decline in the value of certain investments. While we believe that we have accurately estimated the amount of other-than-temporary decline in value in our portfolio, different assumptions could result in changes to the recorded amounts in our financial statements.

LOSS CONTINGENCIES

We are involved in various lawsuits and claims encountered in the normal course of business. When such a matter arises and periodically thereafter, we consult with our legal counsel and evaluate the merits of the claim based on the facts available at that time. In management's opinion, an adequate accrual has been made as of September 30, 2003 to provide for any probable losses that may arise from these matters.

VARIABLE INTEREST ENTITIES

FIN 46, issued in January 2003, requires consolidation of a variable interest entity ("VIE") by the enterprise that has the majority of the risks or rewards of ownership, referred to as the primary beneficiary. The consolidation and disclosure provisions of FIN 46 are effective immediately for VIEs created after January 31, 2003, and, originally, for interim or annual reporting periods beginning after June 15, 2003 for VIEs created before February 1, 2003. However, in October 2003, the FASB issued Staff Position FIN 46-6, "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities" ("FSP FIN 46-6"), deferring the consolidation provisions of FIN 46 to interim or annual reporting periods ending after December 15, 2003 for VIEs created before February 1, 2003.

Six VIEs, all sponsored investment products with inception dates after January 31, 2003, have been consolidated in our financial statements at September 30, 2003. The effect of this consolidation was to increase our consolidated net income by $1.1 million and our financial position by $10.4 million for and as of the year ended September 30, 2003. Our exposure to loss related to our investment in these consolidated VIEs is limited to our investment and fees earned, but not yet received, totaling $38.7 million at September 30, 2003.

We are continuing our evaluation of sponsored investment products and will adopt the consolidation provisions of FIN 46 for products created before February 1, 2003 in the quarter ending December 31, 2003, in accordance with FSP FIN 46-6. Based on the current requirements of FIN 46, we estimate that the effect of adoption on our consolidated balance sheet as of December 31, 2003 will be to increase assets by approximately $1,119.2 million, based on September 30, 2003 values. Our exposure to loss as a result of our investment in these VIEs is limited to our investment, totaling $167.1 million at September 30, 2003, and fees earned but not yet received. In addition, as the primary beneficiary of our corporate headquarters campus, a lessor trust, we anticipate that we will consolidate the trust under the provisions of FIN 46 as of December 31, 2003. The impact of consolidating the trust will be to increase property and equipment, net by approximately $157.6 million and current maturities of long-term debt, by approximately $164.9 million as of this date.

In relation to our purchase of Darby Overseas Investments, Ltd. and Darby Overseas, L.P., we anticipate that we will consolidate sponsored investment products with total assets of approximately $444.4 million as of October 1, 2003.

Evaluating whether related entities are VIEs and determining whether we qualify as the primary beneficiary of these VIEs, is highly complex and involves the use of estimates and assumptions. In general, when we estimate the expected residual returns of a VIE based on discounted cash flows, we make certain assumptions about discount rates. In addition, we determine the volatility of the VIE's expected returns based on available historical information and management's estimates. While we believe that our testing and approach were appropriate, future changes in estimates and assumptions may affect our decision to consolidate one or more VIEs in our financial statements. See Note 14 to the consolidated financial statements for additional FIN 46 disclosures.

BANKING/FINANCE GROUP INTEREST INCOME AND MARGIN ANALYSIS

The following table presents the banking/finance group's net interest income and margin for the fiscal years ended September 30, 2003 and 2002:


                                                       2003                           2002
--------------------------------------   ----------- --------- ---------- --------- --------- -----------
                                            AVERAGE              AVERAGE   AVERAGE               AVERAGE
(IN THOUSANDS)                              BALANCE  INTEREST       RATE   BALANCE  INTEREST        RATE
--------------------------------------   ----------- --------- ---------- --------- --------- -----------
Federal funds sold and securities
 purchased under agreements to resell       $59,799      $889      1.49%   $91,496    $1,438       1.57%

Investment securities, available-for-sale   421,320    18,207      4.32%   368,693    18,366       4.98%

Loans receivable /3/                        460,295    30,354      6.59%   490,729    33,523       6.83%
--------------------------------------   ----------- --------- ---------- --------- --------- -----------
  Total earning assets                     $941,414   $49,450      5.25%  $950,918   $53,327       5.61%

Interest-bearing deposits                  $697,273    $6,374      0.91%  $814,159    $9,812       1.21%

Inter-segment debt                          121,489     2,501      2.06%   150,566     5,415       3.60%

Federal funds purchased and securities
 sold under agreements to repurchase         16,325       261      1.60%    19,233       392       2.04%
--------------------------------------   ----------- --------- ---------- --------- --------- -----------
  Total interest-bearing liabilities       $835,087    $9,136      1.09%  $983,958   $15,619       1.59%
--------------------------------------   ----------- --------- ---------- --------- --------- -----------
Net interest income and margin                        $40,314      4.28%             $37,708       3.97%
--------------------------------------   ----------- --------- ---------- --------- --------- -----------

/3/  Non-accrual loans are included in the average loans receivable balance.


QUARTERLY INFORMATION (UNAUDITED)
(IN THOUSANDS EXCEPT PER SHARE DATA)

QUARTER                                            FIRST         SECOND         THIRD        FOURTH
---------------------------------------------------------------------------------------------------
2003
  Revenues                                      $605,451       $613,135      $683,907      $721,955
  Operating income                              $139,455       $139,706      $169,375      $199,540
  Net income                                    $109,760       $109,603      $131,388      $152,079
  Earnings per share:
    Basic                                          $0.43          $0.43         $0.52         $0.61
    Diluted                                        $0.43          $0.43         $0.52         $0.61
  Dividend per share                              $0.075         $0.075        $0.075        $0.075
  Common stock price per share:
    High                                          $37.85         $37.01        $40.85        $46.95
    Low                                           $27.90         $29.99        $32.84        $38.66
---------------------------------------------------------------------------------------------------
2002
  Revenues                                      $618,207       $625,968      $666,050      $608,307
  Operating income                              $142,865       $148,019      $153,852      $140,766
  Net income                                    $118,519       $119,996      $125,690       $68,518
  Earnings per share:
    Basic                                          $0.45          $0.46         $0.48         $0.26
    Diluted                                        $0.45          $0.46         $0.48         $0.26
  Dividend per share                              $0.070         $0.070        $0.070        $0.070
  Common stock price per share:
    High                                          $37.85         $44.15        $44.48        $43.15
    Low                                           $30.85         $34.52        $39.45        $29.52
---------------------------------------------------------------------------------------------------
2001
  Revenues                                      $564,074       $577,413      $609,473      $603,883
  Operating income                              $148,978       $144,473      $124,696       $93,848
  Net income                                    $149,465       $131,684      $119,703       $83,869
  Earnings per share:
    Basic                                          $0.61          $0.54         $0.46         $0.32
    Diluted                                        $0.61          $0.54         $0.46         $0.32
  Dividend per share                              $0.065         $0.065        $0.065        $0.065
  Common stock price per share:
    High                                          $45.50         $48.30        $47.40        $46.07
    Low                                           $34.00         $34.20        $36.05        $31.65
---------------------------------------------------------------------------------------------------


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

WE HAVE BECOME SUBJECT TO AN INCREASED RISK OF ASSET VOLATILITY FROM CHANGES IN THE GLOBAL EQUITY MARKETS. We have become subject to an increased risk of asset volatility from changes in the domestic and global financial and equity markets due to the continuing threat of terrorism. Declines in these markets have caused in the past, and would cause in the future, a decline in our revenue and income.

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

OUR ABILITY TO SUCCESSFULLY INTEGRATE THE WIDELY VARIED SEGMENTS OF OUR BUSINESS CAN BE IMPEDED BY SYSTEMS AND OTHER TECHNOLOGICAL LIMITATIONS. Our continued success in effectively managing and growing our business both domestically and abroad, depends on our ability to integrate the varied accounting, financial, information and operational systems of our various businesses on a global basis.

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

CERTAIN OF THE PORTFOLIOS WE MANAGE INCLUDING OUR EMERGING MARKET PORTFOLIOS AND RELATED REVENUES ARE VULNERABLE TO MARKET-SPECIFIC POLITICAL OR ECONOMIC RISKS. Our emerging market portfolios and revenues derived from managing these portfolios are subject to significant risks of loss from political and diplomatic developments, currency fluctuations, social instability, changes in governmental polices, expropriation, nationalization, asset confiscation and changes in legislation related to foreign ownership. Foreign trading markets, particularly in some emerging market countries are often smaller, less liquid, less regulated and significantly more volatile than the U.S. and other established markets.

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

WE ARE SUBJECT TO FEDERAL RESERVE BOARD REGULATION. Upon completion of our acquisition of Fiduciary Trust in April 2001, we became a bank holding company and a financial holding company subject to the supervision and regulation of the Federal Reserve Board. We are subject to the restrictions, limitations, or prohibitions of the Bank Holding Company Act of 1956 and the Gramm-Leach-Bliley Act. The Federal Reserve Board may impose additional limitations or restrictions on our activities, including if the Federal Reserve Board believes that we do not have the appropriate financial and managerial resources to commence or conduct an activity or make an acquisition. The Federal Reserve Board may also take actions as appropriate to enforce applicable federal law.

TECHNOLOGY AND OPERATING RISK COULD CONSTRAIN OUR OPERATIONS. We are highly dependent on the integrity of our technology, operating systems and premises. Although we have in place certain disaster recovery plans, we may experience system delays and interruptions as a result of natural disasters, power failures, acts of war, and third party failures, which could negatively impact our operations.

VARIOUS ONGOING GOVERNMENTAL INVESTIGATIONS AND REGULATORY ACTIONS AND REFORMS RELATING TO CERTAIN PRACTICES IN THE MUTUAL FUND INDUSTRY COULD ADVERSELY IMPACT OUR ASSETS UNDER MANAGEMENT, FUTURE FINANCIAL RESULTS AND INCREASE OUR COSTS OF DOING BUSINESS. As part of various ongoing investigations by the U.S. Securities and Exchange Commission ("SEC"), the U.S. Attorney for the Northern District of California, the U.S. Attorney for the District of Massachusetts, the New York Attorney General and the Secretary of State of Massachusetts relating to certain practices in the mutual fund industry, including late trading, market timing and sales compensation arrangements, Franklin Resources, Inc. and its subsidiaries (as used in this section, together, the "Company"), as well as certain current or former executives and employees of the Company, have received requests for information and/or subpoenas to testify or produce documents. The Company and, where applicable, the relevant individuals, are providing documents and information in response to these requests and subpoenas. In addition, the Company is responding to requests for similar kinds of information from regulatory authorities in some of the foreign countries where the Company conducts its global asset management business.

The Company also has been conducting its own internal fact-finding inquiry with the assistance of outside counsel. The Company is seeking to determine whether any shareholders of the Franklin, Templeton and Mutual Series Funds (each a "Fund" and together, "Funds"), including Company employees, were permitted to engage in late trading or in market timing transactions contrary to the policies of the affected Fund and, if so, the circumstances and persons involved. The Company is committed to taking action to protect the interests of our Funds' shareholders, including appropriate action against any Company personnel found to have knowingly permitted or personally engaged in improper trading practices.

To date, the Company has identified some instances of frequent trading in shares of certain Funds by a few current or former employees in their personal 401(k) plan accounts. These individuals include one trader and one officer of the Funds. These two individuals have been placed on administrative leave and the officer has resigned from his positions with the Funds. Although our inquiry is not complete, to date we have found no instances of inappropriate mutual fund trading by any portfolio manager, investment analyst or officer of Franklin Resources, Inc.

The independent directors of the Funds and the Company have retained independent outside counsel to review these matters, to determine if any violations of law or policies or inappropriate trading occurred, to conduct such further inquiries as counsel may deem necessary and to report their findings and recommendations to the independent directors of the Funds and the Company's board of directors.

The Company's internal inquiry regarding market timing and late trading is still ongoing, and we have not yet completed the gathering or evaluation of the relevant facts. Although we have not identified any late trading problems, we have identified various instances of frequent trading where we have questions about the propriety of what occurred and what responsibility, if any, the Company may bear. Pending completion of the fact-finding process, one officer of a subsidiary of the Company has been placed on administrative leave. If the Company finds that it bears responsibility for any unlawful or inappropriate conduct that caused losses to our Funds, we are committed to making the Funds whole.

Separately, in connection with the SEC's private investigation that resulted in a proceeding against Morgan Stanley DW, Inc., the Company has been asked to furnish documents and testimony relating to its arrangements to compensate brokers who sell Fund shares. Effective November 28, 2003, the Company determined not to direct any further brokerage where the allocation is based on sale of Fund shares in order to satisfy preferred list or other shelf space arrangements, which determination may have a material adverse financial impact on the Company.

The Company cannot state with certainty the eventual outcome of the foregoing governmental investigations, the review by independent outside counsel or the Company's own internal investigation, which could have a material negative financial impact on the Company. However, public trust and confidence are critical to the Company's business and any material loss of investor and/or client confidence could result in a significant decline in assets under management by the Company, which would have an adverse effect on future financial results.

In addition, pending regulatory and legislative actions and reforms affecting the mutual fund industry may significantly increase the Company's costs of doing business and/or negatively impact its revenues, either of which could have a material negative impact on the Company's financial results.

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

We are exposed to changes in interest rates primarily through financing transactions and portfolio debt holdings available-for-sale, which are carried at fair value in our financial statements. As of September 30, 2003, a significant percentage of our outstanding debt was at fixed interest rates. In our banking/finance operating segment, we monitor the net interest rate margin and the average maturity of interest earning assets, as well as funding sources. In addition, as of September 30, 2003, we have considered the potential impact of the effect on the banking/finance operating segment balances, our outstanding debt and portfolio debt holdings, individually and collectively, of a 100 basis point (1%) movement in market interest rates. We do not expect this change would have a material impact on our operating revenues or results of operations in either scenario.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index of Consolidated Financial Statements for the years ended September 30, 2003, 2002, and 2001.

CONTENTS                                                                    PAGE

Consolidated Financial Statements of Franklin Resources, Inc.:

Consolidated Statements of Income
  for the years ended September 30, 2003, 2002, and 2001                      46

Consolidated Balance Sheets
  as of September 30, 2003 and 2002                                           47

Consolidated Statements of Stockholders' Equity and Comprehensive Income
  as of and for the years ended September 30, 2003, 2002, and 2001            49

Consolidated Statements of Cash Flows
  for the years ended September 30, 2003, 2002, and 2001                      51

Notes to Consolidated Financial Statements                                    52

Report of Independent Auditors                                                78

All schedules have been omitted as the information is provided in the financial statements or in related notes thereto or is not required to be filed as the information is not applicable.


CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                    2003         2002        2001
FOR THE YEARS ENDED SEPTEMBER 30,
----------------------------------------------------------------------------------------------------
OPERATING REVENUES
  Investment management fees                                  $1,487,331   $1,462,655  $1,407,202
  Underwriting and distribution fees                             844,674      792,697     709,476
  Shareholder servicing fees                                     217,225      191,302     199,525
  Consolidated sponsored investment products income, net              93           --          --
  Other, net                                                      75,125       71,878      38,640
----------------------------------------------------------------------------------------------------
  Total operating revenues                                     2,624,448    2,518,532   2,354,843
OPERATING EXPENSES
  Underwriting and distribution                                  760,843      716,234     636,868
  Compensation and benefits                                      649,882      645,104     615,281
  Information systems, technology and occupancy                  285,329      294,161     263,297
  Advertising and promotion                                       92,399      106,877     106,261
  Amortization of deferred sales commissions                      73,501       67,608      68,977
  Amortization of intangible assets                               16,961       17,107      56,590
  September 11, 2001 (recovery) expense, net                      (4,401)          --       7,649
  Other                                                          101,858       85,939      87,925
----------------------------------------------------------------------------------------------------
  Total operating expenses                                     1,976,372    1,933,030   1,842,848
  Operating income                                               648,076      585,502     511,995
OTHER INCOME (EXPENSES)
  Consolidated sponsored investment products gains, net            1,645           --          --
  Investment and other income                                     70,392        5,075     136,351
  Interest expense                                               (19,910)     (12,302)    (10,556)
----------------------------------------------------------------------------------------------------
  Other income (expenses), net                                    52,127       (7,227)    125,795
  Income before taxes on income                                  700,203      578,275     637,790
  Taxes on income                                                197,373      145,552     153,069
----------------------------------------------------------------------------------------------------
  NET INCOME                                                    $502,830     $432,723    $484,721
----------------------------------------------------------------------------------------------------
  Earnings per share
    Basic                                                          $1.98        $1.66       $1.92
    Diluted                                                        $1.97        $1.65       $1.91
  Dividends per share                                              $0.30        $0.28       $0.26

                   See accompanying notes to the consolidated financial statements.


CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

AS OF SEPTEMBER 30,                                                              2003        2002
----------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                $1,017,023    $850,940
  Receivables                                                                 338,292     292,325
  Investment securities, trading and available-for-sale                     1,521,933   1,121,011
  Prepaid expenses and other                                                   91,579      97,783
----------------------------------------------------------------------------------------------------
  Total current assets                                                      2,968,827   2,362,059
BANKING/FINANCE ASSETS
  Cash and cash equivalents                                                    36,672     129,664
  Loans receivable, net                                                       470,672     444,338
  Investment securities, available-for-sale                                   358,387     432,081
  Other                                                                        52,694      45,889
----------------------------------------------------------------------------------------------------
  Total banking/finance assets                                                918,425   1,051,972
NON-CURRENT ASSETS
  Investments, other                                                          280,356     263,927
  Deferred sales commissions                                                  215,816     130,617
  Property and equipment, net                                                 356,772     394,172
  Goodwill                                                                  1,335,517   1,321,939
  Other intangible assets, net                                                684,281     697,246
  Receivable from banking/finance group                                       102,864     100,705
  Other                                                                       107,891     100,101
----------------------------------------------------------------------------------------------------
  Total non-current assets                                                  3,083,497   3,008,707
----------------------------------------------------------------------------------------------------
  TOTAL ASSETS                                                             $6,970,749  $6,422,738
----------------------------------------------------------------------------------------------------
                   See accompanying notes to the consolidated financial statements.


CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)
                                                                                 2003        2002
AS OF SEPTEMBER 30,
----------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Compensation and benefits                                                  $225,446    $228,093
  Current maturities of long-term debt                                            287       7,830
  Accounts payable and accrued expenses                                       112,630     117,246
  Commissions                                                                  95,560      81,033
  Income taxes                                                                 43,500      12,510
  Other                                                                        11,103       8,307
----------------------------------------------------------------------------------------------------
  Total current liabilities                                                   488,526     455,019
BANKING/FINANCE LIABILITIES
  Deposits                                                                    633,983     733,571
  Payable to parent                                                           102,864     100,705
  Other                                                                        65,133      49,660
----------------------------------------------------------------------------------------------------
  Total banking/finance liabilities                                           801,980     883,936
NON-CURRENT LIABILITIES
  Long-term debt                                                            1,108,881     595,148
  Deferred taxes                                                              203,498     175,176
  Other                                                                        57,756      46,513
----------------------------------------------------------------------------------------------------
  Total non-current liabilities                                             1,370,135     816,837
----------------------------------------------------------------------------------------------------
  Total liabilities                                                         2,660,641   2,155,792
----------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value, 1,000,000 shares
     authorized; none issued                                                       --          --

  Common stock, $0.10 par value, 500,000,000 shares
     authorized; 245,931,522 and 258,555,285 shares
     issued and outstanding, for 2003 and 2002                                 24,593      25,856

  Capital in excess of par value                                              108,024     598,196

  Retained earnings                                                         4,129,644   3,702,636

  Accumulated other comprehensive income (loss)                                47,847     (59,742)
----------------------------------------------------------------------------------------------------
Total stockholders' equity                                                  4,310,108   4,266,946
----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $6,970,749  $6,422,738
----------------------------------------------------------------------------------------------------
                  See accompanying notes to the consolidated financial statements.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(IN THOUSANDS)

                                                              SHARES                    CAPITAL IN
AS OF AND FOR THE YEARS ENDED                                 COMMON          COMMON     EXCESS OF
SEPTEMBER 30, 2003, 2002, AND 2001                             STOCK           STOCK     PAR VALUE
-------------------------------------------------------- -------------- --------------- ------------
BALANCE, OCTOBER 1, 2000                                     243,730         $24,373            $--
Net income
Other comprehensive income:
 Net unrealized loss on investments
 Currency translation adjustments
Total comprehensive income
Purchase of stock                                             (4,200)           (420)     (163,438)
Cash dividends on common stock
Issuance of restricted shares, net                               716              71        32,313
Employee stock plan (ESIP) shares                                359              36        13,077
Stock issued to acquire Fiduciary Trust                       20,187           2,019       773,768
Exercise of options and other                                      6               1         2,158
-------------------------------------------------------- -------------- --------------- ------------
BALANCE, SEPTEMBER 30, 2001                                  260,798          26,080       657,878
-------------------------------------------------------- -------------- --------------- ------------
Net income
Other comprehensive income:
 Net unrealized loss on investments
 Currency translation adjustments
 Minimum pension liability adjustment
Total comprehensive income
Purchase of stock                                             (3,929)           (393)     (124,538)
Cash dividends on common stock
Issuance of restricted shares, net                               842              84        27,469
Employee stock plan (ESIP) shares                                436              44        14,323
Proceeds from issuance of put options                                                        6,954
Exercise of options and other                                    408              41        16,110
-------------------------------------------------------- -------------- --------------- ------------
BALANCE, SEPTEMBER 30, 2002                                  258,555          25,856       598,196
-------------------------------------------------------- -------------- --------------- ------------
Net income
Other comprehensive income:
 Net unrealized gains on investments
 Currency translation adjustments
 Minimum pension liability adjustment
Total comprehensive income
Purchase of stock                                            (15,275)         (1,528)     (574,153)
Cash dividends on common stock
Issuance of restricted shares, net                               913              91        28,282
Employee stock plan (ESIP) shares                                524              52        16,785
Net put option premiums and settlements                                                      1,335
Reclassification of put options to liability                                                (7,289)
Exercise of options and other                                  1,215             122        44,868
-------------------------------------------------------- -------------- --------------- ------------
BALANCE, SEPTEMBER 30, 2003                                  245,932         $24,593      $108,024
-------------------------------------------------------- -------------- --------------- ------------
                                                                     [Table continued on next page]

                  See accompanying notes to the consolidated financial statements.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                                                                               [Table continued from previous page]
(IN THOUSANDS)                                                               ACCUMULATED
                                                                                    OTHER           TOTAL          TOTAL
AS OF AND FOR THE YEARS ENDED                        RETAINED               COMPREHENSIVE   STOCKHOLDERS'   COMPREHENSIVE
SEPTEMBER 30, 2003, 2002, AND 2001                   EARNINGS       OTHER   INCOME (LOSS)          EQUITY         INCOME
---------------------------------------------- ---------------- ----------- -------------- ---------------- --------------
BALANCE, OCTOBER 1, 2000                           $2,932,166      $(3,422)       $12,376      $2,965,493
Net income                                            484,721                                     484,721       $484,721
Other comprehensive income:
 Net unrealized loss on investments                                               (58,170)        (58,170)       (58,170)
 Currency translation adjustments                                                  (3,247)         (3,247)        (3,247)
                                                                                                            --------------
Total comprehensive income                                                                                      $423,304
Purchase of stock                                      (8,255)                                   (172,113)
Cash dividends on common stock                        (65,653)                                    (65,653)
Issuance of restricted shares, net                                   3,422                         35,806
Employee stock plan (ESIP) shares                                                                  13,113
Stock issued to acquire Fiduciary Trust                                                           775,787
Exercise of options and other                                                                       2,159
---------------------------------------------- ---------------- ----------- -------------- ---------------- --------------
BALANCE, SEPTEMBER 30, 2001                         3,342,979          --         (49,041)      3,977,896
---------------------------------------------- ---------------- ----------- -------------- ---------------- --------------
Net income                                            432,723                                     432,723       $432,723
Other comprehensive income:
 Net unrealized loss on investments                                                (4,084)         (4,084)        (4,084)
 Currency translation adjustments                                                    (837)           (837)          (837)
 Minimum pension liability adjustment                                              (5,780)         (5,780)        (5,780)
                                                                                                             -------------
Total comprehensive income                                                                                      $422,022
Purchase of stock                                                                                (124,931)
Cash dividends on common stock                        (73,066)                                    (73,066)
Issuance of restricted shares, net                                                                 27,553
Employee stock plan (ESIP) shares                                                                  14,367
Proceeds from issuance of put options                                                               6,954
Exercise of options and other                                                                      16,151
---------------------------------------------- ---------------- ----------- -------------- ---------------- --------------
BALANCE, SEPTEMBER 30, 2002                         3,702,636          --         (59,742)      4,266,946
---------------------------------------------- ---------------- ----------- -------------- ---------------- --------------
Net income                                            502,830                                     502,830       $502,830
Other comprehensive income:
 Net unrealized gains on investments                                               72,222          72,222         72,222
 Currency translation adjustments                                                  30,727          30,727         30,727
 Minimum pension liability adjustment                                               4,640           4,640          4,640
                                                                                                            ------------
Total comprehensive income                                                                                      $610,419
Purchase of stock                                                                                (575,681)
Cash dividends on common stock                        (75,822)                                    (75,822)
Issuance of restricted shares, net                                                                 28,373
Employee stock plan (ESIP) shares                                                                  16,837
Net put option premiums and settlements                                                             1,335
Reclassification of put options to liability                                                       (7,289)
Exercise of options and other                                                                      44,990
---------------------------------------------- ---------------- ----------- -------------- ---------------- --------------
BALANCE, SEPTEMBER 30, 2003                        $4,129,644          $--        $47,847      $4,310,108
---------------------------------------------- ---------------- ----------- -------------- ---------------- --------------
                                   See accompanying notes to the consolidated financial statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
FOR THE YEARS ENDED SEPTEMBER 30,                                                 2003             2002            2001
--------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                    $502,830         $432,723        $484,721
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING
  ACTIVITIES:
(Increase) decrease in receivables, prepaid expenses and other                 (49,205)          66,266         (88,360)
Net advances of deferred sales commissions                                    (158,942)        (102,092)        (86,305)
Increase (decrease) in other current liabilities                                50,643           (4,705)          5,517
(Decrease) increase in deferred income taxes and taxes payable                 (20,894)          72,025         (21,038)
Increase (decrease) in commissions payable                                      14,526           (2,485)          6,552
Increase in accrued compensation and benefits                                   30,367           26,655          54,056
Depreciation and amortization                                                  177,420          183,121         223,846
Losses (gains) on asset disposal, net and other                                  1,280            5,224         (45,687)
Other-than-temporary decline in investments value                                   --           60,068              --
September 11, 2001 asset write-offs                                                 --               --          19,885
--------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                      548,025          736,800         553,187
Purchase of investments                                                     (2,344,548)      (1,502,820)       (947,615)
Liquidation of investments                                                   1,977,077        1,284,557         463,276
Purchase of banking/finance investments                                       (275,407)        (273,099)       (103,872)
Liquidation of banking/finance investments                                     439,264          209,678         187,082
Net proceeds from securitization of loans receivable                           442,961          558,082         139,295
Net origination of loans receivable                                           (471,234)        (426,386)       (294,557)
Additions of property and equipment                                            (52,653)         (53,062)       (107,326)
Proceeds from sale of property and equipment                                     2,494            9,569          10,392
Acquisitions of subsidiaries, net of cash acquired                                  --          (51,779)        (99,058)
Insurance proceeds related to September 11, 2001 event                          10,643           28,562              --
--------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                         (271,403)        (216,698)       (752,383)
(Decrease) increase in bank deposits                                           (99,588)           9,963          67,297
Exercise of common stock options                                                43,435           17,047           2,158
Net put option premiums and settlements                                          1,335            6,059              --
Dividends paid on common stock                                                 (75,441)         (71,778)        (63,471)
Purchase of stock                                                             (575,681)        (124,931)       (172,113)
Increase in debt                                                               523,627          103,794         711,847
Payments on debt                                                               (23,218)         (75,859)       (496,320)
--------------------------------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                           (203,531)        (135,705)         49,398
Increase (decrease) in cash and cash equivalents                                73,091          384,397        (149,798)
Cash and cash equivalents, beginning of year                                   980,604          596,207         746,005
--------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                      $1,053,695         $980,604        $596,207
--------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
   Interest, including banking/finance group interest except
     inter-segment interest                                                    $19,260          $16,746         $17,746
Income taxes                                                                   142,799          125,083         148,268
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Value of common stock issued, primarily restricted stock                       $28,465          $28,009         $28,640
Value of common stock issued to acquire Fiduciary Trust                             --               --         775,786
Fair value of Fiduciary Trust assets acquired                                       --               --       1,538,084
Fair value of Fiduciary Trust liabilities acquired                                  --               --         757,722
--------------------------------------------------------------------------------------------------------------------------
                                   See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

We derive the majority of our revenues and net income from providing investment management, administration, distribution and related services to the Franklin, Templeton, Mutual Series, Bissett and Fiduciary Trust funds, institutional, high net-worth and other investment products, collectively called our sponsored investment products. Services to our sponsored investment products are provided under contracts that set forth the level and nature of the fees to be charged for these services. The majority of our revenues relate to mutual fund products that are subject to contracts that are periodically reviewed and approved by each mutual fund's Board of Directors/Trustees and/or its shareholders. Currently, no single sponsored investment product's revenues represent more than 10% of total revenues.

BASIS OF PRESENTATION. The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America, which require us to estimate certain amounts. Actual amounts may differ from these estimates. Certain comparative amounts for prior years have been reclassified to conform to the fiscal 2003 financial statement presentation.

The consolidated financial statements include the accounts of Franklin Resources, Inc. and its subsidiaries ("Franklin Templeton Investments") consolidated under Financial Accounting Standards Board ("FASB") Accounting Research Bulletin No. 51 "Consolidated Financial Statements" and FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (see Note
2). All material inter-company accounts and transactions have been eliminated except that we have not eliminated the receivable from banking/finance group and payable to parent from our consolidated balance sheets which represent balances outstanding related to the funding of banking activities, including auto and credit card loan financing. In addition, the related inter-company interest expense is included in other, net revenue and the inter-company interest income is included in investment and other income in our consolidated statements of income (see Note 20). This treatment provides additional information on funding sources available to the banking/finance group and on its operations.

CASH AND CASH EQUIVALENTS include cash on hand, demand deposits with banks, debt instruments with maturities of three months or less from the purchase date and other highly liquid investments, including money market funds, which are readily convertible into cash.

INVESTMENT SECURITIES, TRADING are carried at fair value with changes in fair value recognized in our consolidated net income. Trading securities relate to securities held by sponsored investment products that have been consolidated in our financial statements under FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (see Note 2).

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

DERIVATIVES. Generally, we do not hold or issue derivative financial instruments for trading purposes. Periodically, we enter into interest-rate swap agreements to reduce variable interest-rate exposure with respect to our commercial paper, designated as cash flow hedges, and to hedge exposures or modify the interest rate characteristics of fixed-rate borrowings with maturities in excess of one year, designated as fair value hedges. As of September 30, 2003, we held interest rate swaps with a total notional amount of $43 million and these were reported at their fair value of $2.6 million.

We periodically enter into spot and forward currency contracts as principal to facilitate client transactions and, on limited occasions, hold currency options for our own account. It is our policy that substantially all forward contracts be covered no later than the close of business each day. Gains or losses on these contracts are reflected in the consolidated statements of income. The gross fair market value of all contracts outstanding that had a positive fair market value totaled $2.9 million at September 30, 2003. This represents a credit exposure to the extent that counterparties fail to settle their contractual obligations. This risk is mitigated by the use of master netting agreements, careful evaluation of counterparty credit standings, diversification and limits.

From time to time, we sell put options giving the purchaser the right to sell shares of our common stock to us at a specified price upon exercise of the options on the designated expiration dates if certain conditions are met. The likelihood that we will have to purchase our stock and the purchase price is contingent on the market value of our stock when the put option contract becomes exercisable. At September 30, 2003, there were approximately 1.9 million put options outstanding. These options expire in December 2003 and January 2004 and have an average exercise price of $34. All of these options were issued prior to June 1, 2003, and through June 30, 2003 were treated as equity instruments. The related premium received was recorded in stockholders' equity as capital in excess of par value. Beginning in July 2003, these put options were recognized as liabilities and carried at fair value in our books and records in accordance with SFAS 150 (see Note 2). We recognized total gains of $6.9 million from put options in investment and other income in fiscal 2003, including $4.6 million related to the cumulative effect of a change in accounting principle on adoption, and $1.9 million in realized gains when 1.0 million options expired in July 2003.

LOANS RECEIVABLE. Our banking/finance group offers retail-banking and consumer lending services. We accrue interest on loans using the simple interest method. The majority of retail-banking loans are at variable rates, which are adjusted periodically. Loans originated and intended for sale are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance included in other, net revenues.

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

We have not recorded an allowance for probable loan losses on our retail-banking loans and advances as these loans are generally payable on demand and are fully secured by assets under our custody. Advances on customers' accounts are generally secured or subject to rights of offset and, consistent with past experience, no loan losses are anticipated.

Past due loans 90 days or more in both our consumer lending and retail-banking portfolios are reviewed individually to determine whether they are collectible. If warranted, after considering collateral level and other factors, loans 90 days past due are placed on non-accrual status. Interest collections on non-accrual loans for which the ultimate collectibility of principal is uncertain are applied as principal reductions; otherwise, such collections are credited to income when received.

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

Companies in which we hold in excess of 50% ownership interest are consolidated in our financial statements. We are also required to consolidate variable interest entities in relation to which we are the primary beneficiary as defined in FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (see Note 2).

Investments are accounted for under the cost method if we are not able to exercise significant influence over the investee. In addition, investments, other include debt instruments carried at fair value in accordance with our treatment of investment securities, available-for-sale. These include collateralized debt obligations ("CDOs"), which are valued based on cash flow projections.

Investments, other are adjusted for other-than-temporary declines in value. When a decline in fair value of an investment carried at fair value is determined to be other-than-temporary, the unrealized loss recorded net of tax in accumulated other comprehensive income is realized as a charge to net income. When a decline in fair value of an investment carried at cost is determined to be other-than-temporary, the investment is written down to fair value and the loss in indicated value is included in earnings.

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

GOODWILL AND OTHER INTANGIBLE ASSETS. Intangible assets consist primarily of the estimated value of mutual fund management contracts and customer base resulting from our acquisition of the assets and liabilities of Templeton, Galbraith & Hansberger Ltd. in October 1992 and Heine Securities Corporation in November 1996, as well as the purchase of the following companies:

*    Bissett and Associates  Investment  Management Ltd.  ("Bissett") in October
     2000;
*    Fiduciary Trust Company  International  ("Fiduciary  Trust") in April 2001;
     and
*    Pioneer ITI AMC Limited ("Pioneer") in July 2002.

We amortize intangible assets over their estimated useful lives, ranging from 5 to 15 years, using the straight-line method, unless the asset is determined to have an indefinite useful life. Amounts assigned to indefinite-lived intangible assets primarily represent the value of contracts to manage mutual fund assets, for which there is no foreseeable limit on the contract period.

Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), indefinite-lived intangible assets and goodwill are not amortized.

We review goodwill and other indefinite-lived intangible assets when there is an indication of impairment, or at least annually, to determine whether the value of the assets is impaired. If an asset is impaired, the difference between the carrying amount of the asset reflected on the financial statements and its current fair value is recognized as an expense in the period in which the impairment occurs.

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

Intangible assets subject to amortization are reviewed for impairment at each reporting period on the basis of the expected future undiscounted operating cash flows, without interest charges, to be derived from these assets. See Note 9 for additional information regarding goodwill and other intangible assets.

DEMAND AND INTEREST BEARING DEPOSITS. The fair value of demand deposits are, by definition, equal to their carrying amounts. The interest-bearing deposits are variable rate and short-term and, therefore, the carrying amounts approximate their fair values.

REVENUES. We recognize investment management fees, shareholder servicing fees, investment income and distribution fees as earned, over the period in which services are rendered. Investment management fees are determined based on a percentage of assets under management. Generally, shareholder servicing fees are calculated based on the number of accounts serviced. We record underwriting commissions related to the sale of shares of our sponsored investment products on the trade date.

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

DIVIDENDS. For the years ended September 30, 2003, 2002, and 2001, we declared dividends to common stockholders of $0.30, $0.28 and $0.26 per share.

STOCK-BASED COMPENSATION. As allowed under the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), we have elected to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for our stock-based plans. Accordingly, no compensation costs are recognized with respect to stock options granted when the exercise price is equal to the market value of the stock, or with respect to shares issued under the Employee Stock Investment Plan ("ESIP"). We recognize compensation expense for the matching contribution that we may elect to make in connection with the Employee Stock Investment Plan over the 18-month holding period and for the full cost of restricted stock grants in the year that they are earned.

If we had determined compensation costs for our stock option plans and our ESIP (see descriptions in Notes 15 and 16) based upon fair values at the grant dates in accordance with the provisions of SFAS 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below. For pro forma purposes, the estimated fair value of options was calculated using the Black-Scholes option-pricing model and is amortized over the options' vesting periods.

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

FOR THE YEARS ENDED SEPTEMBER 30,                                 2003            2002        2001
---------------------------------------------------------- ------------- --------------- -----------
Net income, as reported                                       $502,830        $432,723    $484,721

  Less: additional stock-based compensation expense
    determined under the fair value method, net of tax          65,294          59,339      39,421
---------------------------------------------------------- ------------- --------------- -----------
  PRO FORMA NET INCOME                                        $437,536        $373,384    $445,300
---------------------------------------------------------- ------------- --------------- -----------
BASIC EARNINGS PER SHARE
  As reported                                                    $1.98           $1.66       $1.92
  Pro forma                                                       1.72            1.43        1.76

DILUTED EARNINGS PER SHARE
  As reported                                                    $1.97           $1.65       $1.91
  Pro forma                                                       1.72            1.42        1.76
---------------------------------------------------------- ------------- --------------- -----------

The weighted-average estimated fair value of options granted on the date of grant using Black-Scholes option-pricing model was as follows:

FOR THE YEARS ENDED SEPTEMBER 30,                                 2003           2002          2001
---------------------------------------------------------- ------------- -------------- ------------
Weighted-average fair value of options granted                  $14.67         $16.14        $19.58
Assumptions made:
Dividend yield                                                      1%             1%            1%
Expected volatility                                                40%            42%           40%
Risk-free interest rate                                             4%             4%            5%
Expected life                                              3 - 8 years    3 - 6 years   2 - 9 years
---------------------------------------------------------- ------------- -------------- ------------

ACCUMULATED OTHER COMPREHENSIVE INCOME is reported in our consolidated statements of stockholders' equity and includes net income, minimum pension liability adjustment, unrealized gains (losses) on investment securities available-for-sale, net of income taxes and currency translation adjustments.

The changes in net unrealized gains (losses) on investment securities include reclassification adjustments relating to the net realized gains on the sale of investment securities of $9.3 million, $5.7 million and $34.2 million during fiscal 2003, 2002, and 2001. The tax effect of the change in unrealized gains (losses) on investment securities was $28.2 million, $(1.7) million and $(18.4) million during fiscal 2003, 2002, and 2001.


EARNINGS PER SHARE.  We computed earnings per share as follows:

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                          2003           2002         2001
----------------------------------------------------------------------------------------------------
Net income                                                   $502,830       $432,723     $484,721
----------------------------------------------------------------------------------------------------
Weighted-average shares outstanding - basic                   253,714        261,239      252,628
Incremental shares from assumed conversions                       967            815        1,035
----------------------------------------------------------------------------------------------------
Weighted-average shares outstanding - diluted                 254,681        262,054      253,663
----------------------------------------------------------------------------------------------------
Earnings per share:
  Basic                                                         $1.98          $1.66        $1.92
  Diluted                                                       $1.97          $1.65        $1.91
----------------------------------------------------------------------------------------------------

NOTE 2 - NEW ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). Under FIN 46, a variable interest entity ("VIE") is defined as a corporation, trust, partnership or other entity where the equity investment holders have not contributed sufficient capital to finance the activities of the VIE or the equity investment holders do not have defined rights and obligations normally associated with an equity investment. FIN 46 requires consolidation of a VIE by the enterprise that has the majority of the risks and rewards of ownership, referred to as the primary beneficiary. See Note 14 for a discussion of the impact of FIN 46 on our consolidated results of operation and financial position.

In April 2003, Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), was issued. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a significant impact on our consolidated operating results or financial position.

In May 2003, Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"), was issued. SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that these instruments be classified as liabilities in statements of financial position. SFAS 150 was effective immediately for financial instruments entered into or modified after May 31, 2003, and for interim or annual periods beginning after June 15, 2003 for transactions entered into before June 1, 2003. The adoption of SFAS 150, which affected our treatment of put options on our stock, did not have a significant impact on our consolidated operating results or financial position.

NOTE 3 - ACQUISITIONS

On October 1, 2003, we completed the acquisition of the remaining interest in Darby Overseas Investments, Ltd. and Darby Overseas Partners, L.P. (collectively "Darby"), in which we formerly held a 12.7% interest, for an additional investment of approximately $75.9 million in cash, and we recorded the transaction as of this date. The excess of the purchase price, including our acquisition costs, over the fair value of the net assets acquired resulted in goodwill of approximately $37.0 million and we recognized other intangible assets of approximately $3.4 million. At September 30, 2003, Darby had approximately $0.9 billion in assets under management relating to private equity, mezzanine and emerging markets fixed-income products.

On July 26, 2002, our 75% owned subsidiary, Templeton Asset Management (India) Private Limited, acquired all of the issued and outstanding shares of Pioneer, an Indian investment management company with approximately $0.8 billion in assets under management as of the purchase date. This all-cash transaction was valued at approximately $55.4 million. Our consolidated financial statements include the operating results of Pioneer from July 26, 2002. We recognized goodwill of $38.7 million and indefinite-lived management contracts of $13.1 million from this acquisition.

On April 10, 2001, we acquired Fiduciary Trust. Each share of Fiduciary Trust's common stock was exchanged for 2.7744 shares of our common stock, resulting in the issuance in the aggregate of approximately 20,187,000 shares of our common stock. The value of the shares issued in exchange for Fiduciary Trust was approximately $775.8 million. We accounted for this transaction using the purchase method of accounting. The excess of the purchase price, including our acquisition costs, over the fair value of the net assets acquired resulted in goodwill of $559.5 million. Net assets acquired included $235.5 million of other intangible assets. As of September 30, 2001, we wrote off the net intangible asset related to Fiduciary Trust's headquarters lease of $8.2 million as a result of the September 11, 2001 terrorist attack. See Note 19. The estimated life of the other intangible assets is 15 years.

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

NOTE 4 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents at September 30, 2003 and 2002, consisted of the following:


(IN THOUSANDS)                                                                   2003         2002
------------------------------------------------------------------------- ------------- ------------
Cash and due from banks                                                      $260,530     $224,214
Federal funds sold and securities purchased under agreements to resell          3,741       82,150
Other                                                                         789,424      674,240
------------------------------------------------------------------------- ------------- ------------
TOTAL                                                                      $1,053,695     $980,604
------------------------------------------------------------------------- ------------- ------------

Cash and cash equivalents, other includes money market mutual fund investments and U.S. Treasury bills. Federal Reserve Board regulations require reserve balances on deposits to be maintained with the Federal Reserve Banks by banking subsidiaries. The required reserve balance was $1.5 million at September 30, 2003 and $5.3 million at September 30, 2002.

NOTE 5 - INVESTMENT SECURITIES AND OTHER INVESTMENTS

Investment securities at September 30, 2003 and 2002, consisted of the following:

                                                     AMORTIZED      GROSS UNREALIZED          FAIR
(IN THOUSANDS)                                            COST      GAINS     LOSSES         VALUE
-------------------------------------------------- ----------- ------------ ----------- ------------
2003
INVESTMENT SECURITIES, TRADING                         $39,903     $1,510       $(34)      $41,379
INVESTMENT SECURITIES, AVAILABLE-FOR-SALE
Sponsored investment products                          412,414     20,392     (7,634)      425,172
Securities of U.S. states and political subdivisions    11,423        593         --        12,016
Securities of U.S. Treasury, federal agencies and
  other                                              1,375,087      6,940     (1,132)    1,380,895
Equities                                                20,953        561       (656)       20,858
-------------------------------------------------- ------------- ---------- ----------- ------------
  Total investment securities, available-for-sale    1,819,877     28,486     (9,422)    1,838,941
-------------------------------------------------- ------------- ---------- ----------- ------------
TOTAL INVESTMENTS, TRADING AND AVAILABLE-FOR-SALE   $1,859,780    $29,996    $(9,456)   $1,880,320
-------------------------------------------------- ------------- ---------- ----------- ------------
INVESTMENTS, OTHER
Investment in equity-method investees                  $77,919        $--         $--       $77,919
Equities and other                                     170,885     31,978       (426)      202,437
-------------------------------------------------- ------------- ---------- ----------- ------------
TOTAL INVESTMENTS, OTHER                              $248,804    $31,978      $(426)     $280,356
-------------------------------------------------- ------------- ---------- ----------- ------------

2002
INVESTMENT SECURITIES, AVAILABLE-FOR-SALE
Sponsored investment products                         $421,612     $7,309   $(66,888)     $362,033
Securities of U.S. states and political subdivisions    10,758        597         --        11,355
Securities of U.S. Treasury, federal agencies and
  other                                              1,159,126     18,058         --     1,177,184
Equities                                                 1,264      1,269        (13)        2,520
-------------------------------------------------- ------------- ---------- ----------- -------------
TOTAL                                               $1,592,760    $27,233   $(66,901)   $1,553,092
-------------------------------------------------- ------------- ---------- ----------- -------------
INVESTMENTS, OTHER
Investment in equity-method investees                  $65,347        $--        $--       $65,347
Equities and other                                     189,008     18,702     (9,130)      198,580
-------------------------------------------------- ------------- ---------- ----------- -------------
TOTAL                                                 $254,355    $18,702    $(9,130)     $263,927
-------------------------------------------------- ------------- ---------- ----------- -------------

Investments, other included investments that we intend to hold for a period in excess of one year. Investments in equity method investees include investment partnerships where we have significant influence. Equities and other investments include debt, including CDOs, and other securities with a determinable fair value as well as investments carried at cost.

Gross unrealized losses on investment securities, available-for-sale and investments, other at September 30, 2003 were deemed to be temporary in nature. See Note 1 for a description of our investments valuation methodology.

As of September 30, 2003 and 2002, banking/finance operating segment investment securities with aggregate book values of $28.4 million and $19.5 million were pledged as collateral as required by federal and state regulators and the Federal Home Loan Bank.

At September 30, 2003, maturities of securities of the U.S. Treasury and federal agencies and the U.S. states and political subdivisions were as follows:

(IN THOUSANDS)                                                       AMORTIZED COST    FAIR VALUE
-----------------------------------------------------------------------------------------------------
SECURITIES OF U.S. TREASURY AND FEDERAL AGENCIES
Due in one year or less                                                  $1,056,963     $1,057,495
Due after one year through five years                                       111,417        116,711
Due after five years through ten years                                           --             --
Due after ten years                                                         206,707        206,689
-----------------------------------------------------------------------------------------------------
  TOTAL                                                                  $1,375,087     $1,380,895
-----------------------------------------------------------------------------------------------------
SECURITIES OF U.S. STATES AND POLITICAL SUBDIVISIONS
Due in one year or less                                                      $1,578         $1,597
Due after one year through five years                                         6,584          6,988
Due after five years through ten years                                        2,767          2,901
Due after ten years                                                             494            529
-----------------------------------------------------------------------------------------------------
  TOTAL                                                                     $11,423        $12,016
-----------------------------------------------------------------------------------------------------

NOTE 6 - LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of banking/finance operating segment loans receivable by major category as of September 30, 2003 and 2002 is shown below. Included in installment loans to individuals are auto and credit card receivables. Other loans include secured loans made to Fiduciary Trust clients. No loan loss allowance is recognized on Fiduciary Trust's retail-banking loans and advances as described in Note 1.

(IN THOUSANDS)                                                                2003           2002
-----------------------------------------------------------------------------------------------------
Commercial                                                                 $60,541        $67,772
Real estate (subject to collateral)                                         67,598         99,935
Installment loans to individuals                                           190,754        158,159
Other                                                                      160,329        127,506
-----------------------------------------------------------------------------------------------------
Loans receivable                                                           479,222        453,372
Less: allowance for loan losses                                             (8,550)        (9,034)
-----------------------------------------------------------------------------------------------------
LOANS RECEIVABLE, NET                                                     $470,672       $444,338
-----------------------------------------------------------------------------------------------------

At September 30, 2003, real estate (subject to collateral) loans included $3.0 millions of loans held for sale, which are carried at the lower of cost or estimated fair value in the aggregate.

Maturities of loans at September 30, 2003 were as follows:

                                                           AFTER 1
                                        ONE YEAR OR      THROUGH 5         AFTER 5
(IN THOUSANDS)                                 LESS          YEARS           YEARS          TOTAL
-----------------------------------------------------------------------------------------------------
Commercial                                  $60,541            $--             $--        $60,541
Real estate (subject to collateral)              20          4,487          63,091         67,598
Installment loans to individuals             62,844        112,603          15,307        190,754
Other                                       148,126         12,203              --        160,329
-----------------------------------------------------------------------------------------------------
TOTAL                                      $271,531       $129,293         $78,398       $479,222
-----------------------------------------------------------------------------------------------------

The following table summarizes contractual maturities of loans due after one year by repricing characteristic at September 30, 2003:

(IN THOUSANDS)                                                   CARRYING AMOUNT
--------------------------------------------------------------------------------
Loans at predetermined interest rates                                   $133,172
Loans at floating or adjustable rates                                     74,519
--------------------------------------------------------------------------------
TOTAL                                                                   $207,691
--------------------------------------------------------------------------------

Changes in the allowance for loan losses during 2003 and 2002 were as follows:

(IN THOUSANDS)                                                                2003           2002
-----------------------------------------------------------------------------------------------------
Balance, beginning of year                                                  $9,034         $9,568
Provision for loan losses                                                   13,423         13,890
Charge-offs                                                                 (8,046)        (8,639)
Recoveries                                                                   2,393          1,845
-----------------------------------------------------------------------------------------------------
  Total allowance for loan losses before other adjustments                  16,804         16,664
Loans securitized                                                          (12,020)       (10,903)
Dealer holdback and other                                                    3,766          3,273
-----------------------------------------------------------------------------------------------------
BALANCE, END OF YEAR                                                        $8,550         $9,034
-----------------------------------------------------------------------------------------------------


Total net loan charge-offs as a percentage of average total loans            1.23%          1.38%
Allowance as a percentage of total loans                                     1.78%          1.99%
-----------------------------------------------------------------------------------------------------

The following is a summary of delinquency information for fiscal 2003, 2002, and 2001:

(IN THOUSANDS)                                                2003            2002           2001
------------------------------------------------------- -------------- --------------- --------------
Commercial loans, 90 days or more delinquent               $13,063            $300           $300
Installment loans, 90 days or more delinquent                  897             750            292
Non-accrual loans                                              510             439            306
------------------------------------------------------- -------------- --------------- --------------

NOTE 7 - SECURITIZATION OF LOANS RECEIVABLE

From time to time, we enter into auto loan securitization transactions with qualified special purpose entities and record these transactions as sales. The following table shows details of auto loan securitization transactions for the years ended September 30, 2003, 2002 and 2001:

(IN THOUSANDS)                                                2003            2002           2001
-----------------------------------------------------------------------------------------------------
Gross sale proceeds                                       $464,372        $565,154       $145,385
Net carrying amount of loans sold                          446,672         544,831        142,541
-----------------------------------------------------------------------------------------------------
PRE-TAX GAIN                                               $17,700         $20,323         $2,844
-----------------------------------------------------------------------------------------------------

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

We generally estimate fair value based on the present value of future expected cash flows. The key assumptions used in the present value calculations of our securitization transactions at the date of securitization were as follows:

                                                                2003            2002         2001
-----------------------------------------------------------------------------------------------------
Excess cash flow discount rate (annual rate)                   12.0%           12.0%        12.0%
Cumulative life loss rate                                3.7% / 4.3%     3.3% / 3.8%         3.5%
Pre-payment speed assumption (average monthly rate)             1.8%            1.5%         1.5%
-----------------------------------------------------------------------------------------------------

We determined these assumptions using data from comparable transactions, historical information and management's estimate. Interest-only strip receivables are generally restricted assets and subject to limited recourse provisions.

We generally estimate the fair value of the interest-only strips at each period-end based on the present value of future expected cash flows, consistent with the methodology used at the date of securitization. The following shows, as of September 30, 2003 and September 30, 2002, the carrying value and the sensitivity of the interest-only strip receivable to hypothetical adverse changes in the key economic assumptions used to measure fair value:

(IN THOUSANDS)                                                                  2003        2002
----------------------------------------------------------------------------------------------------
CARRYING AMOUNT/FAIR VALUE OF INTEREST-ONLY STRIPS                           $36,010     $29,088

EXCESS CASH FLOW DISCOUNT RATE (ANNUAL RATE)                                   12.0%       12.0%
   Impact on fair value of 10% adverse change                                  $(493)      $(400)
   Impact on fair value of 20% adverse change                                  $(971)      $(789)

CUMULATIVE LIFE LOSS RATE                                                       3.9%        3.6%
   Impact on fair value of 10% adverse change                                $(2,412)    $(1,787)
   Impact on fair value of 20% adverse change                                $(4,725)    $(3,579)

PRE-PAYMENT SPEED ASSUMPTION (AVERAGE MONTHLY RATE)                             1.8%        1.7%
   Impact on fair value of 10% adverse change                                $(3,505)    $(2,632)
   Impact on fair value of 20% adverse change                                $(7,501)    $(5,155)
----------------------------------------------------------------------------------------------------

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

The   following  is  a  summary  of  cash  flows   received  from  and  paid  to
securitization trusts during fiscal 2003, 2002, and 2001:

(IN THOUSANDS)                                                  2003            2002        2001
----------------------------------------------------------------------------------------------------
Servicing fees received                                      $10,598          $7,921      $4,538

Other cash flows received                                     18,283          15,375       7,401

Purchase of loans from trusts                                (10,804)         (8,659)       (521)
----------------------------------------------------------------------------------------------------

Amounts payable to the trustee related to loan principal and interest collected on behalf of the trusts of $34.4 million as of September 30, 2003 and $24.9 million as of September 30, 2002 are included in other banking/finance liabilities.

The securitized loan portfolio that we manage and the related delinquencies as of September 30, 2003 and September 30, 2002 were as follows:

(IN THOUSANDS)                                                  2003        2002
--------------------------------------------------------------------------------
Securitized loans held by securitization trusts             $680,695    $530,896
Delinquencies                                                 12,911       9,317
--------------------------------------------------------------------------------

Net charge-offs on the securitized loan portfolios were $12.6 million in fiscal 2003, $6.5 million in fiscal 2002 and $3.5 million in fiscal 2001.

NOTE 8 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at September 30, 2003 and 2002:

(IN THOUSANDS)                                            USEFUL LIVES
                                                              IN YEARS            2003        2002
----------------------------------------------------------------------------------------------------
Furniture, software and equipment                                3 - 5        $558,435    $526,256
Premises and leasehold improvements                             5 - 35         207,191     195,024
Land                                                                --          71,383      66,923
---------------------------------------------------------- ------------- --------------- -----------
                                                                               837,009     788,203
Less: Accumulated depreciation and amortization                               (480,237)   (394,031)
---------------------------------------------------------- ------------- --------------- -----------
PROPERTY AND EQUIPMENT, NET                                                   $356,772    $394,172
---------------------------------------------------------- ------------- --------------- -----------

NOTE 9 - GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets at September 30, 2003 and September 30, 2002 were as follows:

                                                                GROSS                         NET
                                                             CARRYING      ACCUMULATED   CARRYING
(IN THOUSANDS)                                                 AMOUNT     AMORTIZATION     AMOUNT
----------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2003
Amortized intangible assets:
   Customer base                                             $232,800         $(39,057)  $193,743
   Other                                                       31,546          (19,653)    11,893
----------------------------------------------------------------------------------------------------
                                                              264,346          (58,710)   205,636

Non-amortized intangible assets:
   Management contracts                                       478,645              --     478,645
----------------------------------------------------------------------------------------------------
TOTAL                                                        $742,991         $(58,710)  $684,281
----------------------------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 2002
Amortized intangible assets:
   Customer base                                             $231,935         $(23,358)  $208,577
   Other                                                       31,546          (18,181)    13,365
----------------------------------------------------------------------------------------------------
                                                              263,481          (41,539)   221,942
Non-amortized intangible assets:
   Management contracts                                       475,304              --     475,304
----------------------------------------------------------------------------------------------------
TOTAL                                                        $738,785         $(41,539)  $697,246
----------------------------------------------------------------------------------------------------

The change in the carrying amount of goodwill during the year ended September 30, 2003 was as follows:

(IN THOUSANDS)
--------------------------------------------------------------------------------
Balance, October 1, 2002                                              $1,321,939
Foreign currency movements                                                13,578
--------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2003                                           $1,335,517
--------------------------------------------------------------------------------

We adopted Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and SFAS 142 on October 1, 2001. SFAS 141 and SFAS 142 address the initial recognition and measurement of intangible assets acquired and the recognition and measurement of goodwill and other intangible assets after acquisition. Under the new standards, all goodwill and indefinite-lived intangible assets, including those acquired before initial application of the standards, will not be amortized but will be tested for impairment at least annually. Accordingly, on October 1, 2001, we ceased amortization on goodwill and indefinite-lived assets.

The following table reflects our results as though we had adopted SFAS 142 on October 1, 2000.

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

FOR THE YEARS ENDED SEPTEMBER 30,                                2003            2002          2001
------------------------------------------------------------------------------------------------------
Net income as reported                                       $502,830        $432,723      $484,721
Goodwill amortization                                              --              --        29,443
Indefinite-lived intangibles amortization                          --              --        13,152
Tax effect at effective tax rate                                   --              --       (10,223)
------------------------------------------------------------------------------------------------------
NET INCOME AS ADJUSTED                                       $502,830        $432,723      $517,093
------------------------------------------------------------------------------------------------------
Basic earnings per share as reported                            $1.98           $1.66         $1.92
Diluted earnings per share as reported                          $1.97           $1.65         $1.91
Basic earnings per share as adjusted                            $1.98           $1.66         $2.05
Diluted earnings per share as adjusted                          $1.97           $1.65         $2.04

All of our goodwill and intangible assets, including those arising from the purchase of Fiduciary Trust in April 2001, relate to our investment management operating segment. Indefinite-lived intangible assets represent the value of management contracts with our sponsored investment products.

Estimated amortization expense for each of the next 5 fiscal years is as follows:

 (IN THOUSANDS)                               FOR THE YEARS ENDING SEPTEMBER 30,
--------------------------------------------------------------------------------
 2004                                                                    $16,991
 2005                                                                     16,991
 2006                                                                     16,991
 2007                                                                     16,991
 2008                                                                     16,991
--------------------------------------------------------------------------------

As of March 31, 2003, we completed the impairment testing of goodwill and indefinite-lived intangible assets under the guidance set out in SFAS 142 and we determined that there was no impairment in the value of goodwill and indefinite-lived assets recorded in our books and records as of October 1, 2002.

NOTE 10 - DEPOSITS

Deposits at September 30, 2003 and 2002 were as follows:

(IN THOUSANDS)                                                  2003        2002
--------------------------------------------------------------------------------
DOMESTIC
Interest-bearing                                            $570,854    $670,448
Noninterest-bearing                                           41,337      45,332
--------------------------------------------------------------------------------
Total domestic deposits                                      612,191     715,780
--------------------------------------------------------------------------------
FOREIGN
Interest-bearing                                              12,893      12,725
Noninterest-bearing                                            8,899       5,066
--------------------------------------------------------------------------------
Total foreign deposits                                        21,792      17,791
--------------------------------------------------------------------------------
TOTAL                                                       $633,983    $733,571
--------------------------------------------------------------------------------

Maturities of time certificates in amounts of $100,000 or more at September 30, 2003 were:

(IN THOUSANDS)                              DOMESTIC
                                              (U.S.)         FOREIGN       TOTAL
--------------------------------------------------------------------------------
3 months or less                              $5,303         $12,893     $18,196
Over 3 months through 6 months                 1,080              --       1,080
Over 6 months through 12 months                  298              --         298
Over 12 months                                   893              --         893
--------------------------------------------------------------------------------
TOTAL                                         $7,574         $12,893     $20,467
--------------------------------------------------------------------------------

NOTE 11 - DEBT

Outstanding debt at September 30, 2003 and September 30, 2002 consisted of the following:

(IN THOUSANDS)                                                       2003                     2002
                                                                 WEIGHTED                 WEIGHTED
                                                                  AVERAGE                  AVERAGE
                                                        2003         RATE        2002         RATE
------------------------------------------- ------------------ ------------ ----------- ------------
CURRENT:
Federal funds purchased                                  $--        1.49%         $--        1.57%
Federal Home Loan Bank advances                       14,500        1.19%       8,500        1.94%
Current maturities of long-term debt                     287                    7,830
------------------------------------------- ------------------ ------------ ----------- ------------
                                                      14,787                   16,330
NON-CURRENT:
Convertible Notes (including accrued interest)       520,325        1.88%     514,190        1.88%
Medium Term Notes                                    420,000        3.70%          --          N/A
Other                                                168,556                   80,958
------------------------------------------- ------------------ ------------ ----------- ------------
                                                   1,108,881                  595,148
------------------------------------------- ------------------ ------------ ----------- ------------
TOTAL DEBT                                        $1,123,668                 $611,478
------------------------------------------- ------------------ ------------ ----------- ------------

Federal funds purchased and Federal Home Loan Bank advances are included in other liabilities of the banking/finance operating segment. Other long-term debt consists primarily of deferred commission liability recognized in relation to U.S. deferred commission assets financed by Lightning Finance Company Limited ("LFL") that were not sold by LFL in a securitization transaction as of September 30, 2003 and September 30, 2002.

As of September 30, 2003, maturities of long-term debt were as follows:

(IN THOUSANDS)                                                   CARRYING AMOUNT
--------------------------------------------------------------------------------
2004                                                                     $22,450
2005                                                                      22,913
2006                                                                      23,387
2007                                                                      23,871
2008                                                                     444,365
Thereafter                                                               571,895
--------------------------------------------------------------------------------
TOTAL LONG-TERM DEBT                                                  $1,108,881
--------------------------------------------------------------------------------

In April 2003, we completed the sale of five-year senior notes due April 15, 2008 totaling $420.0 million (the "Medium Term Notes"). The senior notes, which were offered to qualified institutional buyers only, carry an interest rate of 3.7% and are not redeemable prior to maturity by either us or the note holders. Interest payments are due semi-annually.

In May 2001, we received approximately $490.0 million in net proceeds from the sale of $877.0 million principal amount at maturity of zero-coupon convertible senior notes due 2031 (the "Convertible Notes"). The Convertible Notes, which were offered to qualified institutional buyers only, carry an interest rate of 1.875% per annum, with an initial conversion premium of 43%. Each of the $1,000 (principal amount at maturity) Convertible Notes is convertible into 9.3604 shares of our common stock. We may redeem the Convertible Notes for cash on or after May 11, 2006 at their accreted value. On May 12, 2003, at the option of the holders, we repurchased Convertible Notes with a face value of $5.9 million principal amount at maturity, for $3.5 million in cash, the accreted value of the notes as of May 11, 2003. We may have to repurchase the Convertible Notes at their accreted value, at the option of the holders, on May 11 of 2004, 2006, 2011, 2016, 2021 and 2026. In this event, we may choose to pay the purchase price in cash or shares of our common stock. The amount of Convertible Notes that will be redeemed depends on, among other factors, the performance of our common stock.

At September 30, 2003, approximately $500.0 million was available to us under an unused commercial paper program and an additional $300.0 million was available to us under shelf registration statements with the Securities and Exchange Commission permitting the issuance of debt and equity securities.

Our committed revolving credit facilities at September 30, 2003 totaled $420.0 million, of which, $210.0 million was under a 364-day facility. The remaining $210.0 million facility was under a five-year facility that will expire in June 2007. The agreements related to the revolving credit facilities include various restrictive covenants, including: a capitalization ratio, interest coverage ratio, minimum working capital and limitations on additional debt. In addition, at September 30, 2003, our banking/finance operating segment had $559.5 million in available uncommitted short-term bank lines under the Federal Reserve Funds system, the Federal Reserve Bank discount window, and Federal Home Loan Bank short-term borrowing capacity.

NOTE 12 - TAXES ON INCOME

Taxes on income for the years ended September 30, 2003, 2002, and 2001 were as follows:

(IN THOUSANDS)

FOR THE YEARS ENDED SEPTEMBER 30,                                 2003            2002        2001
---------------------------------------------------------- ------------- --------------- -----------
Current
  Federal                                                     $125,743         $71,400     $84,220
  State                                                         13,846          17,065      16,694
  Foreign                                                       31,329          38,653      41,532
Deferred expense                                                26,455          18,434      10,623
---------------------------------------------------------- ------------- --------------- -----------
TOTAL PROVISION FOR INCOME TAXES                              $197,373        $145,552    $153,069
---------------------------------------------------------- ------------- --------------- -----------

Included in income before taxes was $305.2 million, $283.7 million and $357.0 million of foreign income for the years ended September 30, 2003, 2002, and 2001. The provision for U.S. income taxes includes benefits of $6.3 million for the year ended September 30, 2003 related to the utilization of net operating loss carry-forwards.

The major components of the net deferred tax liability as of September 30, 2003 and 2002 were as follows:

(IN THOUSANDS)                                                2003         2002
--------------------------------------------------------------------------------
DEFERRED TAX ASSETS
State taxes                                                 $5,975       $5,088
Loan loss reserves                                           3,251        4,007
Deferred compensation and employee benefits                 27,259       26,117
Restricted stock compensation plan                          38,074       32,925
Severance and retention compensation                         3,250       20,735
Net operating loss and foreign tax credit carry-forwards    74,729       70,030
Investments                                                     --        2,144
Other                                                       14,169       16,260
--------------------------------------------------------------------------------
Total deferred tax assets                                  166,707      177,306
Valuation allowance for tax carry-forwards                 (74,629)     (64,939)
--------------------------------------------------------------------------------
Deferred tax assets, net of valuation allowance             92,078      112,367

DEFERRED TAX LIABILITIES
Depreciation on fixed assets                                13,523       14,271
Goodwill and other purchased intangibles                   153,009      145,110
Deferred commissions                                        17,056       14,968
Interest expense on convertible notes                       21,116       11,863
Investments                                                  1,951           --
Other                                                       19,307       22,511
--------------------------------------------------------------------------------
Total deferred tax liabilities                             225,962      208,723
--------------------------------------------------------------------------------
NET DEFERRED TAX LIABILITY                               $(133,884)    $(96,356)
--------------------------------------------------------------------------------

At September 30, 2003, there were approximately $43.6 million of foreign net operating loss carry-forwards, approximately $21.8 million of which expire between 2004 and 2011 with the remaining carry-forwards having an indefinite life. In addition, there were approximately $710.0 million in state net operating loss carry-forwards that expire between 2004 and 2023. There were also approximately $17.4 million in federal foreign tax credit carry-forwards, which will expire between 2004 and 2007. A valuation allowance has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the benefit of the loss and credit carry-forwards.

We have made no provision for U.S. taxes on $2,140.9 million of cumulative undistributed earnings of foreign subsidiaries as those earnings are intended to be reinvested for an indefinite period of time. Determination of the potential amount of unrecognized deferred U.S. income tax liability related to such reinvested income is not practicable because of the numerous assumptions associated with this hypothetical calculation; however, foreign tax credits would be available to reduce some portion of this amount.

The following is a reconciliation between the amount of tax expense at the Federal statutory rate and taxes on income as reflected in operations for the years ended September 30, 2003, 2002 and 2001:

(IN THOUSANDS)
FOR THE YEARS ENDED SEPTEMBER 30,                                 2003            2002        2001
---------------------------------------------------------- ------------- --------------- -----------
Federal statutory rate                                             35%             35%         35%
Federal taxes at statutory rate                               $245,071        $202,396    $223,226
State taxes, net of Federal tax effect                           9,640          10,661      11,716
Effect of foreign operations                                   (63,841)        (52,269)    (75,963)
Other                                                            6,503         (15,236)     (5,910)
---------------------------------------------------------- ------------- --------------- -----------
ACTUAL TAX PROVISION                                          $197,373        $145,552    $153,069
Effective tax rate                                                 28%             25%         24%
---------------------------------------------------------- ------------- --------------- -----------

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

In October 1999, we entered into an agreement for the lease of our corporate headquarters campus in San Mateo, California from a lessor trust under an operating lease that expires in fiscal 2005, with additional renewal options for a further period of up to 10 years. In connection with this lease, we are contingently liable for approximately $145.0 million in residual guarantees, representing approximately 85% of the total construction costs of $170.0 million. We would become liable under this residual guarantee if we were unable or unwilling to exercise our renewal option to extend the lease term or buy the corporate headquarters campus, or if we were unable to arrange for the sale of the campus for more than $145.0 million.

We are also contingently liable to purchase the corporate headquarters campus for an amount equal to the final construction costs of $170.0 million if an event of default occurs under the agreement. An event of default includes, but is not limited to, failure to make lease payments when due and failure to maintain required insurance. Management considers the possibility of default under the provisions of the agreement to be remote. Currently, the lease is treated as an operating lease as none of the capitalization criteria under Statement of Financial Accounting Standards No. 13, "Accounting for Leases", were met at the inception of the lease. We anticipate that we will consolidate our headquarters campus under the requirements of FIN 46 in the period ending December 31, 2003.

In relation to the auto loan securitization transactions that we have entered into with a number of qualified special purpose entities, we are obligated to cover shortfalls in amounts due to the holders of the notes up to certain levels as specified under the related agreements. As of September 30, 2003, the maximum potential amount of future payments was $13.7 million relating to guarantees made prior to January 1, 2003. In addition, our consolidated balance sheet at September 30, 2003 included a $0.1 million liability to reflect obligations arising from an auto securitization transaction in June 2003.

At September 30, 2003, our banking/finance operating segment had issued financial standby letters of credit totaling $5.5 million on which beneficiaries would be able to draw upon in the event of non-performance by our customers, primarily in relation to lease and lien obligations of these banking customers. These standby letters of credit, issued prior to January 1, 2003, were secured by marketable securities with a fair value of $15.2 million as of September 30, 2003 and commercial real estate.

MUTUAL FUND INVESTIGATIONS

As part of various ongoing investigations by the U.S. Securities and Exchange Commission ("SEC"), the U.S. Attorney for the Northern District of California, the U.S. Attorney for the District of Massachusetts, the New York Attorney General and the Secretary of State of Massachusetts relating to certain practices in the mutual fund industry, including late trading, market timing and sales compensation arrangements, Franklin Resources, Inc. and its subsidiaries (as used in this section, together, the "Company"), as well as certain current or former executives and employees of the Company, have received requests for information and/or subpoenas to testify or produce documents. The Company and, where applicable, the relevant individuals, are providing documents and information in response to these requests and subpoenas. In addition, the Company is responding to requests for similar kinds of information from regulatory authorities in some of the foreign countries where the Company conducts its global asset management business.

The Company also has been conducting its own internal fact-finding inquiry with the assistance of outside counsel. The Company is seeking to determine whether any shareholders of the Franklin, Templeton and Mutual Series Funds (each a "Fund" and together, "Funds"), including Company employees, were permitted to engage in late trading or in market timing transactions contrary to the policies of the affected Fund and, if so, the circumstances and persons involved. The Company is committed to taking action to protect the interests of our Funds' shareholders, including appropriate action against any Company personnel found
to  have  knowingly   permitted  or  personally  engaged  in  improper  trading
practices.

To date, the Company has identified some instances of frequent trading in shares of certain Funds by a few current or former employees in their personal 401(k) plan accounts. These individuals include one trader and one officer of the Funds. These two individuals have been placed on administrative leave and the officer has resigned from his positions with the Funds. Although our inquiry is not complete, to date we have found no instances of inappropriate mutual fund trading by any portfolio manager, investment analyst or officer of Franklin Resources, Inc.

The independent directors of the Funds and the Company have retained independent outside counsel to review these matters, to determine if any violations of law or policies or inappropriate trading occurred, to conduct such further inquiries as counsel may deem necessary and to report their findings and recommendations to the independent directors of the Funds and the Company's board of directors.

The Company's internal inquiry regarding market timing and late trading is still ongoing, and we have not yet completed the gathering or evaluation of the relevant facts. Although we have not identified any late trading problems, we have identified various instances of frequent trading where we have questions about the propriety of what occurred and what responsibility, if any, the Company may bear. Pending completion of the fact-finding process, one officer of a subsidiary of the Company has been placed on administrative leave. If the Company finds that it bears responsibility for any unlawful or inappropriate conduct that caused losses to our Funds, we are committed to making the Funds whole.

Separately, in connection with the SEC's private investigation that resulted in a proceeding against Morgan Stanley DW, Inc., the Company has been asked to furnish documents and testimony relating to its arrangements to compensate brokers who sell Fund shares. Effective November 28, 2003, the Company determined not to direct any further brokerage where the allocation is based on sale of Fund shares in order to satisfy preferred list or other shelf space arrangements, which determination may have a material adverse financial impact on the Company.

The Company cannot state with certainty the eventual outcome of the foregoing governmental investigations, the review by independent outside counsel or the Company's own internal investigation, which could have a material negative financial impact on the Company. However, public trust and confidence are critical to the Company's business and any material loss of investor and/or client confidence could result in a significant decline in assets under management by the Company, which would have an adverse effect on future financial results.

In addition, pending regulatory and legislative actions and reforms affecting the mutual fund industry may significantly increase the Company's costs of doing business and/or negatively impact its revenues, either of which could have a material negative impact on the Company's financial results.

LEGAL PROCEEDINGS

In October and November, 2003, three lawsuits were brought against subsidiaries of the Company alleging breach of fiduciary duty with respect to the valuation of the portfolio securities of certain Franklin Templeton funds and seeking monetary damages and costs. BRADFISCH v. TEMPLETON FUNDS, INC. AND TEMPLETON GLOBAL ADVISORS LIMITED, Case 2003 L 001361, was filed on October 3, 2003 in the Circuit Court for the Third Judicial Circuit, Madison County, Illinois, and relates to the Templeton World Fund. WOODBURY v. TEMPLETON GLOBAL SMALLER COMPANIES FUND, INC. AND TEMPLETON INVESTMENT COUNSEL, LLC, Case 2003 L 001362, was filed on October 3, 2003 in the Circuit Court for the Third Judicial Circuit, Madison County, Illinois, and relates to the Templeton Global Smaller Companies Fund, Inc. Both cases were removed to the United States District Court for the Southern District of Illinois on November 14, 2003. The complaint in KENERLEY v. TEMPLETON FUNDS, INC. AND TEMPLETON GLOBAL ADVISORS LIMITED, Case No. 03-770 GPM, was filed in the United States District Court for the Southern District of Illinois and served on the defendants on November 25, 2003. This lawsuit relates to the Templeton World Fund and alleges breach of fiduciary duties imposed by Section 36(a) of the Investment Company Act of 1940 and pendant state law claims.

Management strongly believes that the claims made in each of these lawsuits are without merit and intends vigorously to defend against them.

OTHER COMMITMENTS AND CONTINGENCIES

We lease office space and equipment under long-term operating leases expiring at various dates through fiscal year 2017. Lease expense aggregated $39.5 million, $34.8 million and $41.3 million for the fiscal years ended September 30, 2003, 2002, and 2001. Future minimum lease payments under non-cancelable operating leases are as follows:

(IN THOUSANDS)                                                            AMOUNT
--------------------------------------------------------------------------------
2004                                                                     $34,760
2005                                                                      31,614
2006                                                                      29,267
2007                                                                      25,327
2008                                                                      23,862
Thereafter                                                               123,747
--------------------------------------------------------------------------------
TOTAL MINIMUM LEASE PAYMENTS                                            $268,577
--------------------------------------------------------------------------------

At September 30, 2003, the banking/finance operating segment had commitments to extend credit aggregating $280.5 million, primarily under its credit card lines.

In July 2003, we renegotiated an agreement to outsource management of our data center and distributed server operations, originally signed in February 2001. We may terminate the amended agreement any time after July 1, 2006 by incurring a termination charge. The maximum termination charge payable will depend on the termination date of the amended agreement, the service levels before our termination of the agreement, costs incurred by our service provider to wind-down the services and costs associated with assuming equipment leases. As of September 30, 2003, we estimate that the termination fee payable in July 2006, not including costs associated with assuming equipment leases would approximate $14.3 million and would decrease each month for the subsequent two years.

NOTE 14 - TRANSACTIONS WITH VARIABLE INTEREST ENTITIES

FIN 46, issued in January 2003, requires consolidation of a variable interest entity ("VIE") by the enterprise that has the majority of the risks and rewards of ownership, referred to as the primary beneficiary. The consolidation and disclosure provisions of FIN 46 are effective immediately for VIEs created after January 31, 2003, and, originally, for interim or annual reporting periods beginning after June 15, 2003 for VIEs created before February 1, 2003. However, in October 2003, the FASB issued Staff Position FIN 46-6, "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities" ("FSP FIN 46-6"), deferring the consolidation provisions of FIN 46 to interim or annual reporting periods ending after December 15, 2003 for VIEs created before February 1, 2003.

Six VIEs, all sponsored investment products with inception dates after January 31, 2003, have been consolidated in our financial statements as of and for the quarter-ended September 30, 2003. The effect of this consolidation was to increase our consolidated net income by $1.1 million and our financial position by $10.4 million for and as of the year ended September 30, 2003. Our exposure to loss related to our investment in these consolidated VIEs is limited to our investment and fees earned, but not yet received, totaling $38.7 million at September 30, 2003.

The tables below present the effect of consolidating these VIEs in our consolidated financial statements as of and for the year ended September 30, 2003:


(IN THOUSANDS)                                                                   AMOUNTS
                                                                           BEFORE FIN 46          FIN 46
FOR THE YEAR ENDED SEPTEMBER 30, 2003                                        ADJUSTMENTS     ADJUSTMENTS   CONSOLIDATED
--------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
   Investment management fees                                                 $1,487,465           $(134)    $1,487,331
   Underwriting and distribution fees                                            844,712             (38)       844,674
   Shareholder servicing fees                                                    217,227              (2)       217,225
   Consolidated sponsored investment products income, net                             --              93             93
   Other, net                                                                     75,125              --         75,125
--------------------------------------------------------------------------------------------------------------------------
   Total operating revenues                                                    2,624,529             (81)     2,624,448
--------------------------------------------------------------------------------------------------------------------------
   TOTAL OPERATING EXPENSES                                                    1,976,372              --      1,976,372
   Operating income                                                              648,157             (81)       648,076
OTHER INCOME (EXPENSES)
   Consolidated sponsored investment products realized gains, net                     --             169            169
   Consolidated sponsored investment products unrealized gains, net                   --           1,476          1,476
   Investment and other income                                                    70,349              43         70,392
   Interest expense                                                              (19,910)             --        (19,910)
--------------------------------------------------------------------------------------------------------------------------
   Other income, net                                                              50,439           1,688         52,127
   Income before taxes on income                                                 698,596           1,607        700,203
   Taxes on income                                                               196,907             466        197,373
--------------------------------------------------------------------------------------------------------------------------
   NET INCOME                                                                   $501,689          $1,141       $502,830
--------------------------------------------------------------------------------------------------------------------------


 (IN THOUSANDS)                                                 BALANCE BEFORE
                                                                        FIN 46             FIN 46
AS OF THE YEAR ENDED SEPTEMBER 30, 2003                            ADJUSTMENTS        ADJUSTMENTS          CONSOLIDATED
--------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets                                                      $2,958,469            $10,358            $2,968,827
Banking/finance assets                                                 918,425                 --               918,425
Non-current assets                                                   3,083,497                 --             3,083,497
--------------------------------------------------------------------------------------------------------------------------
   TOTAL ASSETS                                                     $6,960,391            $10,358            $6,970,749
--------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities                                                   $486,458             $2,068              $488,526
Banking/finance liabilities                                            801,980                 --               801,980
Non-current liabilities                                              1,361,845              8,290             1,370,135
--------------------------------------------------------------------------------------------------------------------------
   TOTAL LIABILITIES                                                 2,650,283             10,358             2,660,641
--------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                           4,310,108                 --             4,310,108
--------------------------------------------------------------------------------------------------------------------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $6,960,391            $10,358            $6,970,749
--------------------------------------------------------------------------------------------------------------------------

We will adopt the consolidation provisions of FIN 46 for VIEs created before February 1, 2003 in the quarter ending December 31, 2003, in accordance with FSP FIN 46-6. Based on the current requirements of FIN 46 and using September 30, 2003 values, the table below summarizes our best estimate of the increase in assets in our consolidated balance sheet on adoption on December 31, 2003. The table also provides detail on the total assets of VIEs in relation to which we are a significant variable interest holder but not the primary beneficiary, and our exposure to loss as a result of our interest in these VIEs as of September 30, 2003. It should be noted that our measure of exposure does not reflect our estimate of the actual losses that could result from adverse changes.


(IN MILLIONS)                           PRIMARY BENEFICIARY        SIGNIFICANT VARIABLE INTEREST
                                                                              HOLDER
----------------------------------------------------------------------------------------------------
DESCRIPTION                          TOTAL ASSETS  RECOURSE /1/  TOTAL ASSETS               EXPOSURE
----------------------------------------------------------------------------------------------------
Sponsored investment products            $1,119.2         None
Corporate headquarters campus /2/          $157.6        $12.4
Collateralized debt obligation
  entities                                                           $1,785.5                  $17.4
Lightning Finance Company Limited                                      $328.6                  $54.7
----------------------------------------------------------------------------------------------------

/1/ This column reflects the extent, if any, to which investors have recourse to Franklin Templeton Investments beyond the carrying value of assets held in the VIE.
/2/  Based on estimated carrying values as of December 31, 2003.

Exposure to loss arising from our investment in the sponsored investment products that we believe that we will consolidate on December 31, 2003 is limited to our investment, totaling $167.1 million at September 30, 2003, and fees earned but not yet received. As the primary beneficiary of our corporate headquarters campus, a lessor trust, we anticipate that we will consolidate the trust under the provisions of FIN 46 as of December 31, 2003. The impact of consolidating the trust will be to increase property and equipment, net by approximately $157.6 million and current maturities of long-term debt, by approximately $164.9 million as of this date.

In relation to our purchase of Darby, we anticipate that we will consolidate sponsored investment products with approximately $444.4 million in total assets as of October 1, 2003.

NOTE 15 - EMPLOYEE STOCK AWARD AND OPTION PLANS

We sponsor a Universal Stock Incentive Plan ("USIP") and an Annual Incentive Compensation Plan ("AICP"). Under the terms of these plans, eligible employees may receive cash and stock awards based on the performance of Franklin Templeton Investments and that of the individual employee. The USIP provides for the issuance of up to 36.0 million shares of our common stock for various stock-related awards, including those related to the AICP. As of September 30, 2003 and prior to considering fiscal 2003 grants, we had approximately 11.1 million shares available for grant under the USIP, including those related to the AICP. In addition to the annual award of stock under the plan, we may award options and other forms of stock-based compensation to some employees. The Compensation Committee of the Board of Directors determines the terms and conditions of awards under the plans. Total stock-based compensation cost during fiscal 2003, 2002 and 2001 was $37.2 million, $42.1 million and $26.6 million.

Information regarding stock options is as follows:

                                             2003                  2002                 2001
------------------------------------ -------------------- ---------------------- ------------------
(SHARES IN THOUSANDS)                          WEIGHTED               WEIGHTED            WEIGHTED
                                                AVERAGE                AVERAGE             AVERAGE
                                               EXERCISE               EXERCISE            EXERCISE
                                       SHARES     PRICE     SHARES       PRICE   SHARES      PRICE
------------------------------------ ---------- --------- ---------- ----------- -------- ---------
Outstanding, beginning of year         11,679    $37.00      8,397      $36.94    2,222     $32.52
Granted                                 3,565    $33.18      4,208      $37.10    6,640     $38.41
Exercised/cancelled                    (1,955)   $36.06       (926)     $37.03     (465)    $36.70
Outstanding, end of year               13,289    $36.11     11,679      $37.00    8,397     $36.94
Exercisable, end of year                8,654    $36.40      5,479      $36.66    2,602     $35.65
------------------------------------ ---------- --------- ---------- ----------- -------- ---------

The range of exercise prices for these outstanding options at September 30, 2003 was from $28.19 to $45.73. Of the exercisable options, 91% were exercisable at prices ranging from $32.63 to $38.38. The weighted-average remaining contractual life for the options was 7 years. Generally, these options vest over a 3-year period and are exercisable for up to 10 years from the grant date.

NOTE 16 - EMPLOYEE STOCK INVESTMENT PLAN

We have a qualified, non-compensatory Employee Stock Investment Plan ("ESIP"), which allows participants who meet certain eligibility criteria to buy shares of our common stock at 90% of their market value on defined dates. Our stockholders approved 4 million shares of common stock for issuance under the ESIP. The ESIP is open to substantially all employees of U.S. subsidiaries and some employees of non-U.S. subsidiaries. At September 30, 2003, approximately 1,651,000 shares had been purchased on a cumulative basis under the ESIP at a weighted-average price of $31.61.

In connection with the ESIP, we may, at our election, provide matching grants to participants in the ESIP of whole or partial shares of common stock. While reserving the right to change this determination, we have indicated that we will provide one half-share for each share held by a participant for a minimum period of 18 months. We made our first matching grant in fiscal 2000. During fiscal 2003, 2002, and 2001, we issued approximately 104,000, 85,000 and 81,000 shares at an average market price of $39.47, $35.47 and $45.04.

NOTE 17 - OTHER COMPENSATION AND BENEFIT PLANS

Fiduciary Trust has a noncontributory retirement plan (the "retirement plan") covering substantially all its employees who were hired before our acquisition of Fiduciary Trust, have attained age 21 and completed one year of service. Fiduciary Trust also maintains a nonqualified supplementary executive retirement plan ("SERP") to pay defined benefits that are in excess of limits imposed by Federal tax law, to participants in the retirement plan who attain age 55 and 10 years of service. In addition to these pension retirement plans, Fiduciary Trust sponsors a defined benefit healthcare plan that provides post-retirement medical benefits to full-time employees who have worked 10 years and attained age 55 while in service of Fiduciary Trust. As of the date of acquisition, the defined benefit healthcare plan was closed to new entrants.


The following table shows the funded status of the plans, accrued benefit liability we recognized for amounts not yet funded, and assumptions used as of September 30, 2003 and 2002:


                                                     PENSION BENEFITS           NON-PENSION BENEFITS
(IN THOUSANDS, EXCEPT ASSUMPTIONS)                   2003         2002            2003        2002
--------------------------------------------- ------------- ------------ --------------- -----------
Benefit obligation                                $29,515      $31,635          $6,968      $5,094
Fair value of plan assets                          15,091       16,592             --          --
Funded status at year end                         (14,424)     (15,043)         (6,968)     (5,094)
Unrecognized actuarial losses (gains)               1,140        6,861           2,170         300
Unrecognized prior service (credit) cost              --          (128)           (150)        --
----------------------------------------------------------------------------------------------------
NET AMOUNT RECOGNIZED                            $(13,284)     $(8,310)        $(4,948)    $(4,794)
----------------------------------------------------------------------------------------------------
AMOUNTS RECOGNIZED IN THE CONSOLIDATED
  BALANCE SHEETS
Accrued benefit cost recognized                  $(14,424)    $(14,090)        $(4,948)    $(4,794)
Intangible asset                                      --           --              --          --
Accumulated other comprehensive income              1,140        5,780             --          --
----------------------------------------------------------------------------------------------------
NET AMOUNT RECOGNIZED                            $(13,284)     $(8,310)        $(4,948)    $(4,794)
----------------------------------------------------------------------------------------------------
WEIGHTED-AVERAGE ASSUMPTIONS
Discount rate                                      5.50%        6.50%           6.00%       6.50%
Expected return on plan assets                     5.31%        8.00%             N/A         N/A
Increase in compensation rate                      8.00%        4.50%           4.50%       4.50%

Following the acquisition of Fiduciary Trust, we established an $85 million retention pool aimed at retaining key Fiduciary Trust employees, under which employees will receive both cash payments and options. Salaried employees who remain continuously employed through the applicable dates are eligible for compensation under the program. Excluding the value of options granted, the value of the retention plan is $68 million, and is being expensed over a period ranging from one to five years. We expensed $10.2 million, $25.5 million and $24.4 million in fiscal 2003, 2002 and 2001, including the acceleration of retention payments related to the September 11, 2001 events as described in Note 19.

NOTE 18 - SEGMENT INFORMATION

We have two operating segments: investment management and banking/finance. We based our operating segment selection process primarily on services offered. The investment management segment derives substantially all its revenues and net income from providing investment advisory, administration, distribution and related services to the Franklin, Templeton, Mutual Series, Bissett and Fiduciary Trust funds, and institutional, high net-worth and private accounts and other investment products. The banking/finance segment offers selected retail-banking services to high net-worth individuals, foundations and institutions, and consumer lending services. Our consumer lending activities include automotive lending related to the purchase, securitization, and servicing of retail installment sales contracts originated by independent automobile dealerships, consumer credit and debit cards, real estate equity lines, and home equity/mortgage loans.

Financial information for our two operating segments for the years ended September 30, 2003, 2002, and 2001 is presented in the table below. Operating revenues of the banking/finance segment are reported net of interest expense and provision for loan losses.

(IN THOUSANDS)
                                                            INVESTMENT        BANKING/
AS OF AND FOR THE YEAR ENDED SEPTEMBER 30, 2003             MANAGEMENT         FINANCE      TOTALS
---------------------------------------------------------- ------------- --------------- -----------
Assets                                                      $6,052,324        $918,425  $6,970,749
Operating revenues                                           2,563,577          60,871   2,624,448
Interest revenue - inter-segment                                 2,501              --       2,501
September 11, 2001 recovery, net                                (4,401)             --      (4,401)
Interest expense                                                19,910             N/A      19,910
Income before taxes                                            658,571          41,632     700,203
---------------------------------------------------------- ------------- --------------- -----------

AS OF AND FOR THE YEAR ENDED SEPTEMBER 30, 2002
---------------------------------------------------------- ------------- --------------- -----------
Assets                                                      $5,370,766      $1,051,972  $6,422,738
Operating revenues                                           2,463,086          55,446   2,518,532
Interest revenue - inter-segment                                 5,415              --       5,415
Interest expense                                                12,302             N/A      12,302
Income before taxes                                            546,396          31,879     578,275
---------------------------------------------------------- ------------- --------------- -----------
AS OF AND FOR THE YEAR ENDED SEPTEMBER 30, 2001
---------------------------------------------------------- ------------- --------------- -----------
Assets                                                      $5,036,406      $1,229,244  $6,265,650
Operating revenues                                           2,323,085          31,758   2,354,843
Interest revenue - inter-segment                                 9,778              --       9,778
September 11, 2001 expense, net                                  7,649              --       7,649
Interest expense                                                10,556             N/A      10,556
Income before taxes                                            629,908           7,882     637,790
---------------------------------------------------------- ------------- --------------- -----------

Operating revenues of the banking/finance segment included above were as follows:

(IN THOUSANDS)

FOR THE YEARS ENDED SEPTEMBER 30,                                 2003            2002        2001
---------------------------------------------------------- ------------- --------------- -----------
Interest and fees on loans                                     $31,134         $33,523     $34,296
Interest and dividends on investment securities                 18,595          19,804      11,430
---------------------------------------------------------- ------------- --------------- -----------
Total interest income                                           49,729          53,327      45,726
Interest on deposits                                             6,119           9,812      10,768
Interest on short-term debt                                        436             392       1,003
Interest expense - inter-segment                                 2,501           5,415       9,778
---------------------------------------------------------- ------------- --------------- -----------
Total interest expense                                           9,056          15,619      21,549
Net interest income                                             40,673          37,708      24,177
Other income                                                    33,621          31,628      17,166
Provision for loan losses                                      (13,423)        (13,890)     (9,585)
---------------------------------------------------------- ------------- --------------- -----------
TOTAL OPERATING REVENUES                                       $60,871         $55,446     $31,758
---------------------------------------------------------- ------------- --------------- -----------

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

Information by geographic area is summarized below:

(IN THOUSANDS)

FOR THE YEARS ENDED SEPTEMBER 30,                                 2003           2002         2001
---------------------------------------------------------- ------------- -------------- ------------
OPERATING REVENUES:
 United States                                              $1,883,563     $1,846,867   $1,685,108
 Canada                                                        222,782        206,287      267,007
 Bahamas                                                       327,029        258,745      294,922
 Europe                                                         98,801        134,252      129,090
 Other                                                         164,869        167,457      144,200
 Eliminations                                                  (72,596)       (95,076)    (165,484)
---------------------------------------------------------- ------------- -------------- ------------
 TOTAL                                                      $2,624,448     $2,518,532   $2,354,843
---------------------------------------------------------- ------------- -------------- ------------
PROPERTY AND EQUIPMENT, NET:
 United States                                                $303,457       $338,763     $394,082
 Canada                                                          4,007          5,151        7,246
 Bahamas                                                         6,861          7,299        7,916
 Europe                                                          6,045          6,371        7,159
 Other                                                          36,402         36,588       33,223
---------------------------------------------------------- ------------- -------------- ------------
 TOTAL                                                        $356,772       $394,172     $449,626
---------------------------------------------------------- ------------- -------------- ------------

NOTE 19 - SEPTEMBER 11, 2001 EVENT

On September 11, 2001, the headquarters of our subsidiary company, Fiduciary Trust, at Two World Trade Center was destroyed in the terrorist attacks on New York City (the "September 11, 2001 Event"). We have since leased office space for Fiduciary Trust in midtown Manhattan, to resume permanent operations. The following table shows the financial impact of the event recognized at September 30, 2003, 2002 and 2001:

(IN THOUSANDS)                                                          2003        2002      2001
----------------------------------------------------------------- ------------ ----------- ---------
Cumulative September 11, 2001 costs recognized as of end of year     $68,945     $64,853   $50,185
September 11, 2001 (recovery) expense, net                            (4,401)         --     7,649
----------------------------------------------------------------- ------------ ----------- ---------

Approximately $19.9 million of the cumulative estimated costs recognized as of September 30, 2003 pertain to the write-off of an intangible asset related to leased office space and to the write-off of property and equipment lost in the September 11, 2001 Event. In addition, as of September 30, 2003 we had recognized a $16.7 million charge related to employee benefit expenses. These expenses include the acceleration of payments under the employee retention bonus plan related to the acquisition of Fiduciary Trust, and other payments made in respect of victims of the tragedy. Cumulative insurance proceeds received through September 30, 2003 were $67.4 million and included $57.2 million related to property and equipment. At September 30, 2003, we were in the process of pursuing a number of additional claims with our insurance carriers.

NOTE 20 - INVESTMENT AND OTHER INCOME

(IN THOUSANDS)

FOR THE YEARS ENDED SEPTEMBER 30,                                 2003          2002          2001
---------------------------------------------------------- ------------- ------------- -------------
Dividends                                                      $13,328       $12,934       $24,369
Interest                                                        27,688        37,796        63,455
Realized gains on sale of assets, net                            8,798         3,957        54,869
Other-than-temporary decline in investments value                   --       (60,068)           --
Foreign exchange gains, net                                     10,069        (6,149)       (3,629)
Other                                                           10,509        16,605        (2,713)
---------------------------------------------------------- ------------- ------------- -------------
TOTAL INVESTMENT AND OTHER INCOME                              $70,392        $5,075      $136,351
---------------------------------------------------------- ------------- ------------- -------------

During fiscal 2002, we recognized a $60.1 million other-than-temporary decline in value of investments. Substantially all of our dividend income was generated by investments in our sponsored investment products. We realized a gain of $32.9 million on the sale of our former headquarters building in San Mateo in July 2000, which was amortized over 12 months, the period of our leaseback on the building.

NOTE 21 - FAIR VALUES OF FINANCIAL INSTRUMENTS

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

Investment securities, trading are carried at fair value with changes in fair value recognized in our consolidated net income.

Investment securities, available-for-sale are carried at fair market value as required by generally accepted accounting principles.

Loans receivable, net are valued using interest rates that consider the current credit and interest rate risk inherent in the loans and the current economic and lending conditions. The amounts in the consolidated balance sheets approximated fair value. Loans originated and intended for sale are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance included in other, net revenues.

Deposits of the banking/finance segment are valued using interest rates offered by comparable institutions on deposits with similar remaining maturities. The amounts in the consolidated balance sheets approximated fair value.

Interest-rate swap agreements and foreign exchange contracts are carried at fair value.

Debt is valued using publicly-traded debt with similar maturities, credit risk and interest rates. The amounts in the consolidated balance sheets approximate fair values.

Guarantees and letters of credit have fair values based on the face value of the underlying instrument.

NOTE 22 - BANKING REGULATORY RATIOS

Following the acquisition of Fiduciary Trust in April 2001, we became a bank holding company and a financial holding company subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional, discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. We must meet specific capital adequacy guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require us to maintain a minimum Tier 1 capital and Tier 1 leverage ratio (as defined in the regulations), as well as minimum Tier 1 and Total risk-based capital ratios (as defined in the regulations). Based on our calculations as of September 30, 2003 and 2002, we exceeded the capital adequacy requirements applicable to us as listed below.

                                                                                       MINIMUM FOR
                                                                                       OUR CAPITAL
                                                                                          ADEQUACY
(IN THOUSANDS)                                                   2003         2002        PURPOSES
----------------------------------------------------------------------------------------------------
Tier 1 capital                                             $2,122,167   $2,170,328             N/A
Total risk-based capital                                    2,130,717    2,179,363             N/A
Tier 1 leverage ratio                                             40%          45%              4%
Tier 1 risk-based capital ratio                                   64%          65%              4%
Total risk-based capital ratio                                    64%          65%              8%
----------------------------------------------------------------------------------------------------

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of Franklin Resources, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows present fairly, in all material respects, the consolidated financial position of Franklin Resources, Inc. and its subsidiaries at September 30, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP

San Francisco, California
December 5, 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2003. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item with respect to our executive officers is contained in Item 1 of Part I of this Form 10-K under the section, "Executive Officers of the Registrant".

CODE OF ETHICS. The Company has adopted a Code of Ethics and Business Conduct (the "Code of Ethics") that applies to the Registrant's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as directors, officers and employees of the Company. The Code of Ethics is posted on the Company's website (www.franklintempleton.com) and available in print free of charge to any shareholder who requests a copy. Interested parties may address a written request for a printed copy of the Code of Ethics to: Secretary, Franklin Resources, Inc., One Franklin Parkway, San Mateo, California 94403-1906. We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Ethics for the Registrant's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions by posting such information on our website.

The information regarding directors of FRI, members of the Audit Committee, the Audit Committee financial expert, and compliance with Section 16(a) of the Exchange Act, is incorporated by reference from the information provided under the section entitled "Proposal 1: Election of Directors" from our Proxy Statement.

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


                    EQUITY COMPENSATION PLAN INFORMATION /1/

                                                                                     NUMBER OF
                                                                                    SECURITIES
                                                                                     REMAINING
                                           NUMBER OF                               AVAILABLE FOR
                                       SECURITIES TO BE                           FUTURE ISSUANCE
                                          ISSUED UPON       WEIGHTED-AVERAGE       UNDER EQUITY
                                          EXERCISE OF        EXERCISE PRICE        COMPENSATION
                                          OUTSTANDING        OF OUTSTANDING      PLANS (EXCLUDING
                                           OPTIONS,             OPTIONS,            SECURITIES
                                         WARRANTS AND         WARRANTS AND         REFLECTED IN
                                            RIGHTS               RIGHTS             COLUMN (a))
PLAN CATEGORY                                (a)                  (b)                   (c)
-----------------------------------------------------------------------------------------------------
Equity compensation plans approved
  by security holders /2/                 13,288,991 /3/          $36.11             13,123,108 /4/
Equity compensation plans not
  approved by security holders                     0                   0                     0
-----------------------------------------------------------------------------------------------------
Total                                     13,288,991              $36.11             13,123,108


1 The table includes information for equity compensation plans assumed by the Company in connection with acquisitions of the companies, which originally established those plans.

2 Consists of the 2002 Universal Stock Incentive Plan and the 1998 Employee Stock Investment Plan (the "Purchase Plan"), as Amended.

3 Excludes options to purchase accruing under the Company's Purchase Plan. Under the Purchase Plan each eligible employee is granted a separate option to purchase up to 2,000 shares of Common Stock each semi-annual accrual period on January 31 and July 31 at a purchase price per share equal to 90% of the fair market value of the Common Stock on the enrollment date or the exercise date, whichever is lower.

4 Includes shares available for future issuance under the Purchase Plan. As of September 30, 2003, 2,007,662 of shares of Common Stock were available for issuance under the Purchase Plan.

The information required by this Item with respect to Stock Ownership of Certain Beneficial Owners and Management is incorporated by reference from the information provided under the section entitled "Security Ownership of Principal Shareholders" and "Security Ownership of Management" of our Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from the information provided under the section entitled "Proposal 1: Election of Directors - Certain Relationships and Related Transactions" of our Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Not applicable for the fiscal year ended September 30, 2003.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Please see the index in Item 8 on page 45 of this Annual Report for a list of the financial statements filed as part of this report.

(a)(2) Please see the index in Item 8 on page 45 of this Annual Report for a list of the financial statement schedules filed as part of this report.

(a)(3)   Exhibits: See Index to Exhibits on Pages 83 to 88.

(b)(1) Form 8-K filed on August 6, 2003 reporting under Item 5 "Other Events" and Item 7 "Financial Statements and Exhibits", a "press release issued on August 4, 2003 by Registrant and Darby Overseas Investments, Ltd."

(c)      See Item 15(a)(3) above.

(d) No separate financial statements are required; schedules are included in Item 8.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.

Date: December 19, 2003   By: /s/ CHARLES B. JOHNSON
                              --------------------------------------------------
                              Charles B. Johnson, Chairman, Chief Executive Officer, and Member - Office of the Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: December 19, 2003    By: /s/ CHARLES B. JOHNSON
                              --------------------------------------------------
                              Charles B. Johnson, Chairman, Chief Executive Officer, Member - Office of the Chairman, and Director (Principal Executive Officer)

Date: December 19, 2003   By: /s/ JAMES R. BAIO
                              --------------------------------------------------
                              James R. Baio, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: December 19, 2003   By: /s/ HARMON E. BURNS
                              --------------------------------------------------
                              Harmon E. Burns, Vice Chairman, Member - Office of the Chairman, and Director

Date: December 19, 2003   By: /s/ CHARLES CROCKER
                              --------------------------------------------------
                              Charles Crocker, Director

Date: December 19, 2003   By: /s/ MARTIN L. FLANAGAN
                              --------------------------------------------------
                              Martin L. Flanagan, President

Date: December 19, 2003   By: /s/ ROBERT D. JOFFE
                              --------------------------------------------------
                              Robert D. Joffe, Director

Date: December 19, 2003   By: /s/ GREGORY E. JOHNSON
                              --------------------------------------------------
                              Gregory E. Johnson, President

Date: December 19, 2003   By: /s/ RUPERT H. JOHNSON, JR.
                              --------------------------------------------------
                              Rupert H. Johnson, Jr., Vice Chairman, Member - Office of the Chairman, and Director

Date: December 19, 2003   By: /s/ THOMAS H. KEAN
                              --------------------------------------------------
                              Thomas H. Kean, Director

Date: December 19, 2003   By: /s/ JAMES A. MCCARTHY
                              --------------------------------------------------
                              James A. McCarthy, Director

Date: December 19, 2003   By: /s/ CHUTTA RATNATHICAM
                              --------------------------------------------------
                              Chutta Ratnathicam, Director

Date: December 19, 2003   By: /s/ PETER M. SACERDOTE
                              --------------------------------------------------
                              Peter M. Sacerdote, Director

Date: December 19, 2003   By: /s/ ANNE M. TATLOCK
                              --------------------------------------------------
                              Anne M. Tatlock, Vice Chairman, Member - Office of the Chairman, and Director

Date: December 19, 2003   By: /s/ LOUIS E. WOODWORTH
                              --------------------------------------------------
                              Louis E. Woodworth, Director

                                  EXHIBIT INDEX
EXHIBIT NO.

3(i)(a) Registrant's Certificate of Incorporation, as filed November 28, 1969, incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (the "1994 Annual Report")

3(i)(b) Registrant's Certificate of Amendment of Certificate of Incorporation, as filed March 1, 1985, incorporated by reference to the 1994 Annual Report

3(i)(c) Registrant's Certificate of Amendment of Certificate of Incorporation, as filed April 1, 1987, incorporated by reference to the 1994 Annual Report

3(i)(d) Registrant's Certificate of Amendment of Certificate of Incorporation, as filed February 2, 1994, incorporated by reference to the 1994 Annual Report

3(ii) Registrant's Amended and Restated By-laws adopted November 12, 2002, incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (the "2002 Annual Report")

4.1 Indenture between the Registrant and The Chase Manhattan Bank (formerly Chemical Bank), as trustee, dated as of May 19, 1994, incorporated by reference to the Company's Registration Statement on Form S-3, filed on April 14, 1994

4.2 Indenture between Franklin Resources, Inc. and The Bank of New York dated May 11, 2001, incorporated by reference to the Registrant's Registration Statement on Form S-3, filed on August 6, 2001

4.3 Form of Liquid Yield Option Note due 2031 (Zero Coupon-Senior) (included in Exhibit 4.2 hereto)

4.4 Registration Rights Agreement between Franklin Resources, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch") dated May 11, 2001, incorporated by reference to the Registrant's Registration Statement on Form S-3, filed on August 6, 2001

4.5      Form of 3.7%  Senior  Notes  due 2008,  incorporated  by  reference  to
         Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003 filed on May 12, 2003

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

10.6 Amended Annual Incentive Compensation Plan approved January 24, 1995, incorporated by reference to the Company's Proxy Statement filed under cover of Schedule 14A on December 28, 1994 in connection with its Annual Meeting of Stockholders held on January 24, 1995*

10.7 Universal Stock Plan approved January 19, 1994, incorporated by reference to the Company's 1995 Proxy Statement filed under cover of
         Schedule 14A on December 29, 1993 in connection with its Annual Meeting of Stockholders held on January 19, 1994*

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

10.19 Representative Mutual Fund Purchase and Sales Agreement for Accounts of Bank and Trust Company Customers, effective July 1, 1995, incorporated by reference to the 1995 Annual Report

10.20 Representative Management Agreement between Franklin Value Investors Trust, on behalf of Franklin MicroCap Value Fund and Franklin Advisers, Inc., incorporated by reference to the 1995 Annual Report

10.21 Representative Sub-Distribution Agreement between Templeton, Galbraith & Hansberger Ltd. and Sub-Distributor, incorporated by reference to the 1995 Annual Report

10.22 Representative Non-Exclusive Underwriting Agreement between Templeton Growth Fund, Inc. and Templeton/Franklin Investments Services (Asia) Limited, dated September 18, 1995, incorporated by reference to the 1995 Annual Report

10.23 Representative Shareholder Services Agreement between Franklin/Templeton Investor Services, Inc. and Templeton/Franklin Investments Services (Asia) Limited, dated September 18, 1995, incorporated by reference to the 1995 Annual Report

10.24 Agreement to Merge the Businesses of Heine Securities Corporation, Elmore Securities Corporation, and Franklin Resources, Inc., dated June 25, 1996, incorporated by reference to the Company's Report on Form 8-K dated June 25, 1996

10.25 Subcontract for Transfer Agency and Shareholder Services dated November 1, 1996 by and between Franklin/Templeton Investor Services, Inc. and PFPC Inc., incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (the "1996 Annual Report")

10.26 Representative Sample of Franklin/Templeton Investor Services, Inc. Transfer Agent and Shareholder Services Agreement, incorporated by reference to the 1996 Annual Report

10.27 Representative Administration Agreement between Templeton Growth Fund, Inc. and Franklin Templeton Services, Inc., incorporated by reference to the 1996 Annual Report

10.28 Representative Sample of Fund Administration Agreement with Franklin Templeton Services, Inc., incorporated by reference to the 1996 Annual Report

10.29    Representative  Subcontract for Fund  Administrative  Services  between
         Franklin  Advisers,   Inc.  and  Franklin  Templeton  Services,   Inc.,
         incorporated by reference to the 1996 Annual Report

10.30 Representative Investment Advisory Agreement between Franklin Mutual Series Fund, Inc. and Franklin Mutual Advisers, Inc., incorporated by reference to the 1996 Annual Report

10.31 Representative Management Agreement between Franklin Valuemark Funds and Franklin Mutual Advisers, Inc., incorporated by reference to the 1996 Annual Report

10.32 Representative Investment Advisory and Asset Allocation Agreement between Franklin Templeton Fund Allocator Series and Franklin Advisers, Inc., incorporated by reference to the 1996 Annual Report

10.33 Representative Management Agreement between Franklin New York Tax-Free Income Fund, Inc. and Franklin Investment Advisory Services, Inc., incorporated by reference to the 1996 Annual Report

10.34 1998 Employee Stock Investment Plan approved January 20, 1998, incorporated by reference to the Company's Proxy Statement filed under cover of Schedule 14A on December 17, 1997 in connection with its Annual Meeting of Stockholders held on January 20, 1998

10.35 System Development and Services Agreement dated as of August 29, 1997 by and between Franklin/Templeton Investor Services, Inc. and Sungard Shareholder Systems, Inc., incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997

10.36 1998 Universal Stock Incentive Plan approved October 16, 1998 by the Board of Directors, incorporated by reference to the Company's Proxy Statement filed under cover of Schedule 14A on December 23, 1998 in connection with its Annual Meeting of Stockholders held on January 28, 1999*

10.37 Amendment No. 3 to the Agreement to Merge the Businesses of Heine Securities Corporation, Elmore Securities Corporation, and Franklin Resources, Inc., dated December 17, 1997, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997

10.38    Representative  Agreement for the Supply of Investment  Management  and
         Administration Services, dated February 16, 1998, by and between Templeton Funds and Templeton Investment Management Limited, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998

10.39 Representative Investment Management Agreement between Templeton Investment Counsel, Inc. and Client (ERISA), as amended, incorporated by reference to the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 1998 (the "1998 Annual Report")

10.40    Representative   Investment   Management  Agreement  between  Templeton
         Investment   Counsel,   Inc.  and  Client   (non-ERISA),   as  amended,
         incorporated by reference to the 1998 Annual Report

10.41 Representative Variable Insurance Fund Participation Agreement among Templeton Variable Products Series Fund or Franklin Valuemark Fund, Franklin/Templeton Distributors, Inc. and an insurance company, incorporated by reference on Form 10-Q for the quarter ended December 31, 1998

10.42 Purchase Agreement between Mariners Island Co-Tenancy and Keynote Systems, Inc. dated April 25, 2000, incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended June 30, 2000

10.43 Acquisition Agreement dated July 26, 2000 among Franklin Resources, Inc., FTI Acquisition and Bissett & Associates Investment Management, Ltd., incorporated by reference to the Company's Report on Form 8-K dated August 1, 2000

10.44 Agreement and Plan of Share Acquisition between Franklin Resources, Inc. and Fiduciary Trust Company International dated October 25, 2000, incorporated by reference to the Company's Report on Form 8-K/A (Amendment No. 1) dated October 25, 2000 and filed on October 26, 2000

10.45    Representative   Amended  and  Restated  Distribution  Agreement  among
         Templeton   Emerging  Markets  Fund,   Templeton  Canadian  Bond  Fund,
         Templeton International Stock Fund, Templeton Canadian Stock Fund, Templeton Global Smaller Companies Fund, Templeton Global Bond Fund, Templeton Treasury Bill Fund, Templeton Global Balanced Fund, Templeton International Balanced Fund, Templeton Canadian Asset Allocation Fund, Mutual Beacon Fund, Franklin U.S. Small Cap Growth Fund, Templeton Balanced Fund, Templeton Growth Fund, Ltd., Templeton Management Limited, and FEP Capital, L.P. dated December 31, 1998, incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (the "2000 Annual Report")

10.46 Representative Purchase and Sales Agreement by and among Franklin/Templeton Distributors, Inc., Franklin Resources, Inc., and Lightning Finance Company Limited dated August 1, 1999, incorporated by reference to the 2000 Annual Report

10.47 Representative Advisory Agreement between Templeton Global Advisors Limited and Templeton Asset Management Limited dated December 21, 1999, incorporated by reference to the 2000 Annual Report

10.48 Representative Amended and Restated Commission Paying Agreement between Templeton Global Strategy Funds, Templeton Global Advisors Limited, Templeton Global Strategic Services S.A., and Lightning Finance Company Limited dated January 31, 2000, incorporated by reference to the 2000 Annual Report

10.49 Representative Variable Insurance Fund Participation Agreement among Franklin Templeton Variable Insurance Products Trust (formerly Franklin Valuemark Funds), Franklin/Templeton Distributors, Inc., and CUNA Mutual Life Insurance Company dated May 1, 2000, incorporated by reference to the 2000 Annual Report

10.50 Stock Purchase Agreement between Good Morning Securities Co., Ltd. and Templeton Investment Counsel, Inc. dated June 29, 2000, incorporated by reference to the 2000 Annual Report

10.51 Agreement entered into between NEDCOR Investment Bank Holdings Limited, NEDCOR Investment Bank Limited, Templeton International, Inc., Franklin Templeton Asset Management (Proprietary) Limited, and Templeton Global Advisors Limited dated August 1, 2000, incorporated by reference to the 2000 Annual Report

10.52 Representative Amended and Restated Distribution Agreement between Franklin/Templeton Distributors, Inc. and Franklin Growth and Income Fund dated August 10, 2000, incorporated by reference to the 2000 Annual Report

10.53 Employment Agreement entered into on December 22, 2000 by and among Anne M. Tatlock, Fiduciary Trust Company International and Franklin Resources, Inc., incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended December 31, 2000*

10.54 Amended and Restated 1998 Universal Stock Incentive Plan as approved by the Board of Directors on October 28, 2000 and the Stockholders at the Annual Meeting held on January 25, 2001, incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended December 31, 2000*

10.55 Representative Sub-Advisory Agreement between FTTrust Company, on behalf of Templeton International Smaller Companies Fund, Templeton Investment Counsel, LLC, and Templeton Asset Management Limited, dated January 23, 2001, incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended March 31, 2001

10.56 Managed Operations Services Agreement between Franklin Templeton Companies, LLC, and International Business Machines Corporation dated February 6, 2001, incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended March 31, 2001

10.57 Representative Agency Agreement between FTTrust Company and Franklin/Templeton Investor Services, LLC, dated April 1, 2001, incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended March 31, 2001

10.58 Lease between RCPI Landmark Properties, L.L.C. and Franklin Templeton Companies, LLC dated September 30, 2001, incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (the "2001 Annual Report")

10.59 Synthetic Lease Financing Facility Agreements dated September 27, 1999, incorporated by reference to the 2001 Annual Report

10.60 Representative Amended and Restated Master Management Agreement between Franklin Templeton Investment Corp., as Trustee of mutual funds and Franklin Templeton Investment Corp., as Manager, dated May 31, 2001, incorporated by reference to the 2001 Annual Report

10.61 Representative Master Management Agreement dated May 31, 2001 between Franklin Templeton Tax Class Corp. and Franklin Templeton Investments Corp., incorporated by reference to the 2001 Annual Report

10.62 Deferred Compensation Agreement for Director's Fees, as amended on April 15, 2002, incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended March 31, 2002

10.63 Franklin Resources, Inc. 1998 Employee Stock Investment Plan as amended by the Board of Directors on October 10, 2002, incorporated by reference to the Company's Report on Form S-8 filed on October 28, 2002

10.64 Amended and Restated Five Year Facility Credit Agreement dated June 5, 2002 between Franklin Resources, Inc. and The Several Banks Parties Thereto, Bank of America, N.A. and The Bank of New York, as
         Co-Syndication Agents, Citicorp USA Inc. and BNP Paribas as Co-Documentation Agents and JP Morgan Chase Bank, as Administrative Agent, incorporated by reference to the 2002 Annual Report

10.65 Amended and Restated 364 Day Facility Credit Agreement dated June 5, 2002 between Franklin Resources, Inc. and The Several Banks Parties Thereto, Bank of America, N.A. and The Bank of New York, as
         Co-Syndication Agents, Citicorp USA Inc. and BNP Paribas as Co-Documentation Agents and JP Morgan Chase Bank, as Administrative Agent, incorporated by reference to the 2002 Annual Report

10.66 Settlement Agreement and Release of All Claims dated July 7, 2002 between Franklin Resources, Inc. and Allen J. Gula, Jr., incorporated by reference to the 2002 Annual Report

10.67 Stock Purchase Agreements dated July 23, 2002 between Templeton Asset Management (India) Private Limited and Pioneer Investment Management, Inc. and various employee shareholders, incorporated by reference to the 2002 Annual Report

10.68 2002 Universal Stock Incentive Plan as approved by the Board of Directors on October 10, 2002 and the Stockholders at the Annual Meeting held on January 30, 2003, incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended December 31, 2002

10.69 Amendments dated July 2, 2001, June 10, 2002 and February 3, 2003 to the Managed Operations Services Agreement dated February 6, 2001, between Franklin Templeton Companies, LLC and International Business Machines Corporation, incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended March 31, 2003

10.70 Representative Form of Franklin Templeton Investor Services, LLC Transfer Agent and Shareholder Services Agreement, incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended March 31, 2003

10.71 Amendments dated July 1, 2003 and September 1, 2003 to the Managed Operations Service Agreement dated February 6, 2001, between Franklin Templeton Companies, LLC and International Business Machines Corporation

10.72 Purchase Agreement by and among Franklin Resources, Inc., Darby Holdings, Inc. and certain other named parties dated as of August 1, 2003

10.73 Amended and Restated 364 Day Facility Credit Agreement dated June 4, 2003 between Franklin Resources, Inc. and The Banks Parties Thereto, Bank of America, N.A. and The Bank of New York, as Co-Syndication Agents, Citicorp USA Inc. and BNP Paribas, as Co-Documentation Agents, and JP Morgan Chase Bank, as Administrative Agent, incorporated by reference to the 2003 Annual Report

12       Computation of Ratios of Earnings to Fixed Charges

14       Code of Ethics and Business Conduct

21       List of Subsidiaries

23       Consent of Independent Auditors

31.1     Certification of Chief Executive Officer

31.2     Certification of Chief Financial Officer

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         *   Management/Employment Contract or Compensatory Plan or Arrangement