Form 10-Q
period 2003-12-31
FRANKLIN RESOURCES INC
filed 2004-02-17
CIK 38777

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For Quarterly Period Ended December 31, 2003
                                       OR
[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________ to________

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

YES   X    NO ____
    -----

Indicate by check mark whether the registrant is an accelerated filer (as described in Rule 12b-2 of the Exchange Act).

YES   X    NO ____
    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding: 249,411,310 shares, common stock, par value $.10 per share at January 31, 2004.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED                                                                      THREE MONTHS ENDED
                                                                                  DECEMBER 31,
(in thousands, except per share data)                                           2003          2002
-----------------------------------------------------------------------------------------------------
OPERATING REVENUES:
  Investment management fees                                                $454,508      $351,412
  Underwriting and distribution fees                                         272,752       185,937
  Shareholder servicing fees                                                  61,338        48,051
  Consolidated sponsored investment products income, net                          26            --
  Other, net                                                                  17,545        20,051
-----------------------------------------------------------------------------------------------------
  Total operating revenues                                                   806,169       605,451
-----------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
  Underwriting and distribution                                              245,879       168,847
  Compensation and benefits                                                  189,204       159,118
  Information systems, technology and occupancy                               69,648        72,595
  Advertising and promotion                                                   21,232        22,644
  Amortization of deferred sales commissions                                  22,448        16,045
  Amortization of intangible assets                                            4,402         4,234
  Other                                                                       30,496        22,513
-----------------------------------------------------------------------------------------------------
  Total operating expenses                                                   583,309       465,996
-----------------------------------------------------------------------------------------------------

Operating income                                                             222,860       139,455

OTHER INCOME (EXPENSES):
  Consolidated sponsored investment products gains, net                        4,000            --
  Investment and other income                                                 16,191        12,303
  Interest expense                                                            (7,111)       (3,032)
-----------------------------------------------------------------------------------------------------
     Other income, net                                                        13,080         9,271
-----------------------------------------------------------------------------------------------------

Income before taxes on income and cumulative effect of an accounting change  235,940       148,726
Taxes on income                                                               68,423        38,966
-----------------------------------------------------------------------------------------------------

Income before cumulative effect of an accounting change                      167,517       109,760

Cumulative effect of an accounting change, net of tax                          4,779            --
-----------------------------------------------------------------------------------------------------
NET INCOME                                                                  $172,296      $109,760
-----------------------------------------------------------------------------------------------------

Basic earnings per share:
Income before cumulative effect of an accounting change                        $0.68         $0.43
Cumulative effect of an accounting change                                       0.02            --
-----------------------------------------------------------------------------------------------------
NET INCOME                                                                     $0.70         $0.43
-----------------------------------------------------------------------------------------------------

Diluted earnings per share:
Income before cumulative effect of an accounting change                        $0.67         $0.43
Cumulative effect of an accounting change                                       0.02            --
-----------------------------------------------------------------------------------------------------
NET INCOME                                                                     $0.69         $0.43
-----------------------------------------------------------------------------------------------------

Dividends per share                                                           $0.085        $0.075

                  See accompanying notes to the consolidated financial statements.


FRANKLIN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
UNAUDITED

                                                                       DECEMBER 31,   SEPTEMBER 30,
(in thousands)                                                                 2003            2003
------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                              $1,283,339      $1,017,023
  Receivables                                                               369,937         338,292
  Investment securities, trading                                            188,872          41,379
  Investment securities, available-for-sale                               1,376,901       1,480,554
  Prepaid expenses and other                                                 92,821          91,579
------------------------------------------------------------------------------------------------------
    Total current assets                                                  3,311,870       2,968,827
------------------------------------------------------------------------------------------------------

Banking/finance assets:
  Cash and cash equivalents                                                  69,437          36,672
  Loans held for sale, net                                                   46,145           3,006
  Loans receivable, net                                                     339,107         467,666
  Investment securities, available-for-sale                                 347,930         358,387
  Other                                                                      48,760          52,694
------------------------------------------------------------------------------------------------------
    Total banking/finance assets                                            851,379         918,425
------------------------------------------------------------------------------------------------------

Non-current assets:
  Investments, other                                                        305,271         280,356
  Deferred sales commissions                                                246,254         215,816
  Property and equipment, net                                               504,013         356,772
  Goodwill                                                                1,376,675       1,335,517
  Other intangible assets, net                                              684,261         684,281
  Receivable from banking/finance group                                      23,057         102,864
  Other                                                                     114,622         107,891
------------------------------------------------------------------------------------------------------
    Total non-current assets                                              3,254,153       3,083,497
------------------------------------------------------------------------------------------------------
    TOTAL ASSETS                                                         $7,417,402      $6,970,749
------------------------------------------------------------------------------------------------------

                  See accompanying notes to the consolidated financial statements.


FRANKLIN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
UNAUDITED

                                                                            DECEMBER 31,  SEPTEMBER 30,
(in thousands)                                                                      2003           2003
----------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Compensation and benefits                                                     $154,265       $225,446
  Current maturities of long-term debt                                           164,900            287
  Accounts payable and accrued expenses                                          115,863        112,630
  Commissions                                                                    109,111         95,560
  Income taxes                                                                    95,472         43,500
  Other                                                                           10,235         11,103
----------------------------------------------------------------------------------------------------------
    Total current liabilities                                                    649,846        488,526
----------------------------------------------------------------------------------------------------------

Banking/finance liabilities:
  Deposits                                                                       633,772        633,983
  Payable to parent                                                               23,057        102,864
  Other                                                                           71,658         65,133
----------------------------------------------------------------------------------------------------------
    Total banking/finance liabilities                                            728,487        801,980
----------------------------------------------------------------------------------------------------------

Non-current liabilities:
  Long-term debt                                                               1,135,789      1,108,881
  Deferred taxes                                                                 206,521        203,498
  Other                                                                           35,210         32,412
----------------------------------------------------------------------------------------------------------
    Total non-current liabilities                                              1,377,520      1,344,791
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
    Total liabilities                                                          2,755,853      2,635,297
----------------------------------------------------------------------------------------------------------

Minority interest                                                                 62,920         25,344

Commitments and contingencies (Note 12)
Stockholders' equity:
  Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued          --             --
  Common stock, $0.10 par value, 500,000,000 shares authorized;
    248,761,096 and 245,931,522 shares issued and outstanding, for
    December and September                                                        24,876         24,593
  Capital in excess of par value                                                 215,777        108,024
  Retained earnings                                                            4,280,246      4,129,644
  Accumulated other comprehensive income                                          77,730         47,847
----------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                4,598,629      4,310,108
----------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $7,417,402     $6,970,749
-----------------------------------------------------------------------------------------------------------

                    See accompanying notes to the consolidated financial statements.



FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED                                                                      THREE MONTHS ENDED
                                                                                  DECEMBER 31,
(in thousands)                                                                  2003          2002
-----------------------------------------------------------------------------------------------------
NET INCOME                                                                  $172,296      $109,760

Adjustments to reconcile net income to net cash
  provided by operating activities:
(Increase) decrease in receivables, prepaid expenses and other                (7,978)       18,565
Net advances of deferred sales commissions                                   (52,886)      (31,008)
Decrease in other current liabilities                                         (2,863)      (25,465)
Increase in deferred income taxes and taxes payable                           35,036        15,905
Increase (decrease) in commissions payable                                    13,551        (1,409)
Decrease in accrued compensation and benefits                                (29,302)      (47,971)
Originations of loans held for sale, net                                     (69,926)           --
Depreciation and amortization                                                 45,014        43,495
Net gains on disposal of assets                                                1,377          (252)
-----------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                    104,319        81,620
-----------------------------------------------------------------------------------------------------

Purchase of investments                                                   (1,220,632)     (442,881)
Liquidation of investments                                                 1,218,959       329,095
Purchase of banking/finance investments                                         (614)      (72,854)
Liquidation of banking/finance investments                                    19,657       136,413
Net proceeds from securitization of loans receivable                         179,965       124,989
Net origination of loans receivable                                          (25,006)      (97,020)
Additions of property and equipment, net                                      (7,747)      (15,835)
Acquisition of subsidiaries, net of cash acquired                            (40,766)           --
-----------------------------------------------------------------------------------------------------
Net cash used in investing activities                                        123,816       (38,093)
-----------------------------------------------------------------------------------------------------

(Decrease) increase in bank deposits                                            (210)       73,179
Exercise of common stock options                                              78,035           548
Net put option premiums and settlements                                           --         2,293
Dividends paid on common stock                                               (18,485)      (18,063)
Purchase of stock                                                            (12,524)      (46,297)
Increase in debt                                                              30,637        19,955
Payments on debt                                                              (6,507)       (4,633)
-----------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                     70,946        26,982
-----------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                        299,081        70,509
Cash and cash equivalents, beginning of period                             1,053,695       980,604
-----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $1,352,776    $1,051,113
-----------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
  Value of common stock issued, principally restricted stock                 $42,562       $28,306
  Total assets related to consolidation of variable interest entities        212,008            --
  Total liabilities related to consolidation of variable interest entities   215,197            --


                  See accompanying notes to the consolidated financial statements.


                            FRANKLIN RESOURCES, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2003
                                   (Unaudited)

1.   BASIS OF PRESENTATION
     ---------------------

     We have prepared these unaudited interim financial statements of Franklin Resources, Inc. and its consolidated subsidiaries in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission. Under these rules and regulations, we have shortened or omitted some information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles. We believe that we have made all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown. All adjustments are normal and recurring. You should read these financial statements together with our audited financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2003. Certain amounts for the comparative prior year periods have been reclassified to conform to the financial presentation for and at the periods ended December 31, 2003.

2.   NEW ACCOUNTING STANDARDS
     ------------------------

     In December 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 132 (revised
     2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106" ("SFAS 132"). SFAS 132 revises employers' disclosures about pension plans and other post-retirement benefits plans and requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit post-retirement plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, "Employers' Accounting for Pensions", SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". SFAS 132 is effective for financial statements relating to fiscal years ending after December 15, 2003. The interim-period disclosure requirements for SFAS 132 are effective for interim periods beginning after December 15, 2003. We will adopt the interim-period disclosure requirements for our interim reporting period ending March 31, 2004.

3.   ACQUISITIONS
     ------------

     On October 1, 2003, we completed and recorded the acquisition of the remaining interest in Darby Overseas Investments, Ltd. and Darby Overseas Partners, L.P. (collectively "Darby"), in which we formerly held a 12.7% interest, for an additional investment of approximately $75.9 million in cash. The excess of the purchase price, including our acquisition costs, over the fair value of the net assets acquired resulted in goodwill of approximately $37.4 million. We also recognized definite-lived intangible assets related to management contracts of approximately $3.4 million. These definite-lived intangible assets are amortized over the remaining contractual life of the sponsored investment products, ranging from one to eight years. At September 30, 2003, Darby had approximately $0.9 billion in assets under management relating to private equity, mezzanine and emerging markets fixed-income products.

4.   COMPREHENSIVE INCOME
     --------------------

     The following table shows comprehensive income for the three months ended December 31, 2003 and 2002.

                                                                                THREE MONTHS ENDED
                                                                                   DECEMBER 31,
     (in thousands)                                                             2003          2002
     ------------------------------------------------------------------------------------------------

     Net income                                                             $172,296      $109,760
     Net unrealized gain on available-for-sale securities, net of tax         17,777         7,784
     Foreign currency translation adjustments                                 12,789         7,757
     ------------------------------------------------------------------------------------------------
     COMPREHENSIVE INCOME                                                   $202,862      $125,301
     ------------------------------------------------------------------------------------------------

5.   EARNINGS PER SHARE
     ------------------

     We computed earnings per share as follows:

                                                                                THREE MONTHS ENDED
                                                                                   DECEMBER 31,
     (in thousands except per share data)                                       2003           2002
     -------------------------------------------------------------------------------------------------

     Net income                                                             $172,296       $109,760
     -------------------------------------------------------------------------------------------------

     Weighted-average shares outstanding - basic                             247,758        257,600
     Incremental shares from assumed conversions                               2,476            618
     -------------------------------------------------------------------------------------------------
     Weighted-average shares outstanding - diluted                           250,234        258,218
     -------------------------------------------------------------------------------------------------

     Basic earnings per share:
     Income before cumulative effect of an accounting change                   $0.68          $0.43
     Cumulative effect of an accounting change                                  0.02             --
     -------------------------------------------------------------------------------------------------
     Net income                                                                $0.70          $0.43
     -------------------------------------------------------------------------------------------------

     Diluted earnings per share:
     Income before cumulative effect of an accounting change                   $0.67          $0.43
     Cumulative effect of an accounting change                                  0.02             --
     -------------------------------------------------------------------------------------------------
     Net income                                                                $0.69          $0.43
     -------------------------------------------------------------------------------------------------

6.   EMPLOYEE STOCK OPTION AND INVESTMENT PLANS
     ------------------------------------------

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


                                                                                THREE MONTHS ENDED
                                                                                   DECEMBER 31,
     (in thousands)                                                             2003           2002
     ------------------------------------------------------------------------------------------------

     Net income, as reported                                                $172,296       $109,760
     Less: stock-based compensation expense determined under the fair value
       method, net of tax                                                    (10,806)       (16,625)
     -------------------------------------------------------------------------------------------------
     PRO FORMA NET INCOME                                                   $161,490        $93,135
     -------------------------------------------------------------------------------------------------
     BASIC EARNINGS PER SHARE:
       As reported                                                             $0.70          $0.43
       Pro forma                                                                0.65           0.36
     DILUTED EARNINGS PER SHARE:
       As reported                                                             $0.69          $0.43
       Pro forma                                                                0.65           0.36
     -------------------------------------------------------------------------------------------------

7.   TRANSACTIONS WITH VARIABLE INTEREST ENTITIES
     --------------------------------------------

     Under FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), a variable interest entity ("VIE") is a corporation, trust, partnership or other entity in which the equity investment holders have not contributed sufficient capital to finance the activities of the VIE or the equity investment holders do not have defined rights and obligations normally associated with an equity investment. FIN 46 requires consolidation of a VIE by the enterprise that has the majority of the risks and rewards of ownership, referred to as the primary beneficiary. The consolidation and disclosure provisions of FIN 46 are effective immediately for VIEs created after January 31, 2003. Effective July 1, 2003, six of our sponsored investment products created after January 31, 2003 were consolidated in our financial statements.

     In December 2003, the FASB published FASB Interpretation No. 46, "Consolidation of Variable Interest Entities (revised December 2003)" ("FIN 46-R"), clarifying FIN 46 and exempting certain entities from the provisions of FIN 46. Generally, application of FIN 46-R is required in financial statements of public entities that have interests in structures commonly referred to as special-purpose entities for periods ending after December 15, 2003, and, for other types of VIEs, for periods ending after March 15, 2004. We early adopted FIN 46-R as of December 31, 2003, and, as a result, we have recognized a cumulative effect of an accounting change, net of tax, as of this date to reflect the accumulated retained earnings of VIEs in which we became an interest holder prior to February 1, 2003.

     The following tables present the effect on our consolidated results of operations and financial position of applying FIN 46-R. These tables present the effect of consolidating VIEs for which we are the primary beneficiary and are intended to provide transparency. These tables reflect the continuing activity of VIEs with inception dates after January 31, 2003, which were consolidated effective July 1, 2003, and they present the cumulative effect adjustment for sponsored investment products with an inception date prior to February 1, 2003. These products include funds registered in Canada and other international locations. At December 31, 2003, the cumulative effect adjustment, net of tax related to the sponsored investment products was $8.0 million and the impact of consolidation on our balance sheet was to increase current assets by $44.6 million, current liabilities by $9.7 million and minority interest by $34.9 million. Investors in these VIEs have no recourse to us.

     In addition to consolidating certain sponsored investment products, we qualified as the primary beneficiary of a lessor trust, a special purpose entity that financed the construction of our headquarters campus. At December 31, 2003, the cumulative effect adjustment, net of tax, related to this trust was a charge of $3.2 million and the impact of consolidation on our balance was to increase property and equipment, net, by approximately $157.6 million, debt by approximately $164.9 million, and minority interest by approximately $5.1 million. Debt and minority interest, in aggregate, reflect the maximum contingent liability under agreements related to the lease of $170.0 million (see Note 12). The debt matures in September 2004, and will continue to be shown in our consolidated balance sheet as a current liability until it is refinanced or paid.


                                                             THREE MONTHS ENDED DECEMBER 31, 2003
                                                          BEFORE FIN 46-R       FIN 46-R
     (in thousands)                                           ADJUSTMENTS    ADJUSTMENTS  CONSOLIDATED
     -------------------------------------------------------------------------------------------------
     OPERATING REVENUES:
     Investment management fees                                  $454,646         $(138)     $454,508
     Underwriting and distribution fees                           272,754            (2)      272,752
     Shareholder servicing fees                                    61,352           (14)       61,338
     Consolidated sponsored investment products income, net            --            26            26
     Other, net                                                    17,545            --        17,545
     -------------------------------------------------------------------------------------------------
     Total operating revenues                                     806,297          (128)      806,169
     -------------------------------------------------------------------------------------------------
     OPERATING EXPENSES                                           583,309            --       583,309
     -------------------------------------------------------------------------------------------------
     Operating income                                             222,988          (128)      222,860
     -------------------------------------------------------------------------------------------------

     OTHER INCOME (EXPENSES):
     Consolidated sponsored investment product gains, net              --         4,000         4,000
     Investment and other income                                   17,742        (1,551)       16,191
     Interest expense                                              (7,111)           --        (7,111)
     -------------------------------------------------------------------------------------------------
     Other income, net                                             10,631         2,449        13,080
     -------------------------------------------------------------------------------------------------

     Income before taxes on income and cumulative effect of
       an accounting change                                       233,619         2,321       235,940
     Taxes on income                                               67,750           673        68,423
    -------------------------------------------------------------------------------------------------

     Income before cumulative effect of an accounting change,
       net of tax                                                 165,869         1,648       167,517
     Cumulative effect of an accounting change, net of tax             --         4,779         4,779
     -------------------------------------------------------------------------------------------------
     NET INCOME                                                  $165,869        $6,427      $172,296
     -------------------------------------------------------------------------------------------------


                                                                     AS OF DECEMBER 31, 2003
                                                            BEFORE FIN 46-R   FIN 46-R
     (in thousands)                                           ADJUSTMENTS    ADJUSTMENTS  CONSOLIDATED
     -------------------------------------------------------------------------------------------------
     ASSETS
     Current assets                                            $3,257,467        $54,403    $3,311,870
     Banking/finance assets                                       851,379             --       851,379
     Non-current assets                                         3,096,548        157,605     3,254,153
     -------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                              $7,205,394       $212,008    $7,417,402
     -------------------------------------------------------------------------------------------------

     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities                                         $471,333       $178,513      $649,846
     Banking/finance liabilities                                  728,487             --       728,487
     Non-current liabilities                                    1,386,725         (9,205)    1,377,520
     -------------------------------------------------------------------------------------------------
     Total liabilities                                          2,586,545        169,308     2,755,853
     Minority interest                                             17,031         45,889        62,920
     Total stockholders' equity                                 4,601,818         (3,189)    4,598,629
     -------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $7,205,394       $212,008    $7,417,402
     -------------------------------------------------------------------------------------------------

     In addition, based on our analysis, we have determined that we are a significant variable interest holder in a number of sponsored investment products as well as in Lightning Finance Company Limited ("LFL"), a company incorporated in Ireland whose sole business purpose is to finance our deferred commission assets. As of December 31, 2003, total assets of these sponsored investment products were approximately $1,253.7 million and our exposure to loss as a result of our interest in these products was $166.4 million. LFL had approximately $387.0 million in total assets at December 31, 2003. Our exposure to loss related to our investment in LFL was limited to the carrying value of our investment in and loans to LFL, and interest and fees receivable from LFL aggregating approximately $51.3 million. This amount represents our maximum exposure to loss and does not reflect our estimate of the actual losses that could result from adverse changes.

8.   CASH AND CASH EQUIVALENTS
     -------------------------

     Cash and cash equivalents at December 31, 2003 and September 30, 2003, consisted of the following:

     (in thousands)                                                         DECEMBER 31,   SEPTEMBER 30,
                                                                                    2003            2003
     -----------------------------------------------------------------------------------------------------

     Cash and due from banks                                                    $178,331        $260,530
     Federal funds sold and securities purchased under agreements to resell       25,167           3,741
     Other                                                                     1,149,278         789,424
     -----------------------------------------------------------------------------------------------------
     TOTAL                                                                    $1,352,776      $1,053,695
     -----------------------------------------------------------------------------------------------------

     Cash and cash equivalents, other includes money market mutual fund investments and U.S. Treasury bills. Federal Reserve Board regulations require reserve balances on deposits to be maintained with the Federal Reserve Banks by banking subsidiaries. The required reserve balance was $3.0 million at December 31, 2003 and $1.5 million at September 30, 2003.

9.   SECURITIZATION OF LOANS RECEIVABLE
     ----------------------------------

     From time to time, we enter into auto loan securitization transactions with qualified special purpose entities and record these transactions as sales. The following table shows details of auto loan securitization transactions for the three months ended December 31, 2003 and 2002.


                                                                                THREE MONTHS ENDED
                                                                                   DECEMBER 31,
     (in thousands)                                                             2003           2002
     -------------------------------------------------------------------------------------------------

     Gross sale proceeds                                                    $185,071       $131,620
     Less: net carrying amount of loans sold                                 180,838        126,104
     -------------------------------------------------------------------------------------------------
     PRE-TAX GAIN                                                            $ 4,233        $ 5,516
     -------------------------------------------------------------------------------------------------

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

     We generally estimate fair value based on the present value of future expected cash flows. The key assumptions used in the present value calculations of our securitization transactions at the date of securitization were as follows:

                                                                                THREE MONTHS ENDED
                                                                                   DECEMBER 31,
                                                                                2003           2002
     -------------------------------------------------------------------------------------------------

     Excess cash flow discount rate (annual rate)                              12.0%          12.0%
     Cumulative life loss rate                                                  3.4%           4.3%
     Pre-payment speed assumption (average monthly rate)                        1.8%           1.8%
     -------------------------------------------------------------------------------------------------

     We determined these assumptions using data from comparable transactions, historical information and management's estimate. Interest-only strip receivables are generally restricted assets and subject to limited recourse provisions.

     We generally estimate the fair value of the interest-only strips at each period-end based on the present value of future expected cash flows, consistent with the methodology used at the date of securitization. The following shows, as of December 31, 2003 and September 30, 2003, the carrying value and the sensitivity of the interest-only strip receivable to hypothetical adverse changes in the key economic assumptions used to measure fair value:

                                                                      DECEMBER 31,       SEPTEMBER
     (in thousands)                                                           2003        30, 2003
     -------------------------------------------------------------------------------------------------
     CARRYING AMOUNT/FAIR VALUE OF INTEREST-ONLY STRIPS                    $38,214         $36,010

     EXCESS CASH FLOW DISCOUNT RATE (ANNUAL RATE)                            12.0%           12.0%
        Impact on fair value of 10% adverse change                           $(540)          $(493)
        Impact on fair value of 20% adverse change                          (1,064)           (971)

     CUMULATIVE LIFE LOSS RATE                                                3.9%            3.9%
        Impact on fair value of 10% adverse change                         $(2,538)        $(2,412)
        Impact on fair value of 20% adverse change                          (5,075)         (4,725)

     PRE-PAYMENT SPEED ASSUMPTION (AVERAGE MONTHLY RATE)                      1.8%            1.8%
        Impact on fair value of 10% adverse change                         $(3,665)        $(3,505)
        Impact on fair value of 20% adverse change                          (7,115)         (7,051)
     -------------------------------------------------------------------------------------------------

     Actual future market conditions may differ materially. Accordingly, this sensitivity analysis should not be considered our projection of future events or losses.

     We receive annual servicing fees ranging from 1% to 2% of the loans securitized for services we provide to the securitization trusts. We also receive the rights to future cash flows, if any, arising after the investors in the securitization trust have received their contracted return.

     The following is a summary of cash flows received from and paid to securitization trusts for the three months ended December 31, 2003 and 2002.

                                                                                THREE MONTHS ENDED
                                                                                   DECEMBER 31,
     (in thousands)                                                            2003            2002
     -------------------------------------------------------------------------------------------------

     Servicing fees received                                                 $3,089          $2,372
     Other cash flows received                                                5,465           4,867
     Purchase of loans from trusts                                              378              --
     -------------------------------------------------------------------------------------------------

     Amounts payable to the trustee related to loan principal and interest collected on behalf of the trusts of $35.1 million at December 31, 2003, and $34.4 million at September 30, 2003, are included in other banking/finance liabilities.

     The securitized loan portfolio that we manage and the related delinquencies as of December 31, 2003 and September 30, 2003, were as follows:

     (in thousands)                                                    DECEMBER 31,    SEPTEMBER 30,
                                                                               2003        2003
     -------------------------------------------------------------------------------------------------

     Securitized loans held by securitization trusts                       $823,082        $680,695
     Delinquencies                                                           13,463          12,911
     -------------------------------------------------------------------------------------------------

     Net charge-offs on the securitized loan portfolio were $5.1 million and $3.0 million during the three months ended December 31, 2003 and 2002.

10.  GOODWILL AND OTHER INTANGIBLE ASSETS
     ------------------------------------

     Intangible assets, other than goodwill, at December 31, 2003 and September 30, 2003, were as follows:

                                                   GROSS CARRYING       ACCUMULATED    NET CARRYING
     (in thousands)                                        AMOUNT      AMORTIZATION          AMOUNT
     -------------------------------------------------------------------------------------------------
     BALANCE, DECEMBER 31, 2003
     Amortized intangible assets:
       Customer base                                     $233,057         $(43,013)        $190,044
       Other                                               34,932          (20,172)          14,760
     -------------------------------------------------------------------------------------------------
                                                         267,989          (63,185)         204,804

     Non-amortized intangible assets:
       Management contracts                               479,457               --          479,457
     -------------------------------------------------------------------------------------------------
         TOTAL                                           $747,446         $(63,185)        $684,261
     -------------------------------------------------------------------------------------------------


                                                   GROSS CARRYING       ACCUMULATED    NET CARRYING
     (in thousands)                                        AMOUNT      AMORTIZATION          AMOUNT
     -------------------------------------------------------------------------------------------------
     BALANCE, SEPTEMBER 30, 2003
     Amortized intangible assets:
       Customer base                                     $232,800         $(39,057)        $193,743
       Other                                               31,546          (19,653)          11,893
     -------------------------------------------------------------------------------------------------
                                                          264,346          (58,710)         205,636

     Non-amortized intangible assets:
       Management contracts                               478,645               --          478,645
     -------------------------------------------------------------------------------------------------
         TOTAL                                           $742,991         $(58,710)        $684,281
     -------------------------------------------------------------------------------------------------

     Estimated amortization expense for each of the next 5 fiscal years is as follows:

                                                     FOR THE FISCAL YEARS ENDING
     (in thousands)                                                SEPTEMBER 30,
     ---------------------------------------------------------------------------

     2004                                                                $17,008
     2005                                                                 17,008
     2006                                                                 17,008
     2007                                                                 17,008
     2008                                                                 17,008
     ---------------------------------------------------------------------------

     The change in the carrying value of goodwill was as follows:

     (in thousands)
     ---------------------------------------------------------------------------

     Goodwill as of September 30, 2003                                $1,335,517
     Darby acquisition (see Note 3)                                       37,379
     Foreign currency movements                                            3,779
     ---------------------------------------------------------------------------
     GOODWILL AS OF DECEMBER 31, 2003                                 $1,376,675
     ---------------------------------------------------------------------------

     All of our goodwill and intangible assets, including those arising from the purchase of Fiduciary Trust Company International ("Fiduciary Trust") in April 2001, relate to our investment management operating segment. Indefinite-lived intangible assets represent the value of management contracts related to our sponsored investment products. As of March 31,
     2003, we completed the annual impairment testing of goodwill and indefinite-lived intangible assets under the guidance set out in SFAS No. 142, "Goodwill and Other Intangible Assets", and we determined that there was no impairment in the value of goodwill and indefinite-lived assets as of October 1, 2002.

11.  DEBT
     ----

     Outstanding debt at December 31, 2003 and September 30, 2003, consisted of the following:

                                                                     DECEMBER 31,      SEPTEMBER 30,
     (in thousands)                                                          2003               2003
     -------------------------------------------------------------------------------------------------
     SHORT-TERM:
      Federal Home Loan Bank advances                                     $17,800            $14,500
      Current maturities of long-term debt                                164,900                287
     ------------------------------------------------------------ ----------------- ------------------
                                                                          182,700             14,787
     LONG-TERM:
      Convertible Notes (including accrued interest)                      522,758            520,325
      Medium Term Notes                                                   420,000            420,000
      Other                                                               193,031            168,556
     ------------------------------------------------------------ ----------------- ------------------
                                                                        1,135,789          1,108,881
     ------------------------------------------------------------ ----------------- ------------------
     TOTAL DEBT                                                        $1,318,489         $1,123,668
     ------------------------------------------------------------ ----------------- ------------------

     Federal Home Loan Bank advances are included in other liabilities of the banking/finance operating segment. On December 31, 2003, we recognized a $164.9 million five-year note facility that was used to finance the construction of our corporate headquarters campus under the guidance of FIN 46-R (see Note 7). The facility expires in September 2004 and will continue to be classified as a current liability until it is refinanced or repaid.

     In April 2003, we completed the sale of five-year senior notes due April 15, 2008 totaling $420.0 million ("Medium Term Notes"). The Medium Term Notes, which were offered to qualified institutional buyers only, carry an interest rate of 3.7% and are not redeemable prior to maturity by either us or the note holders. Interest payments are due semi-annually.

     In May 2001, we received approximately $490.0 million in net proceeds from the sale of $877.0 million principal amount at maturity of zero-coupon convertible senior notes due 2031 (the "Convertible Notes"). The Convertible Notes, which were offered to qualified institutional buyers only, carry an interest rate of 1.875% per annum, with an initial conversion premium of 43%. Each of the $1,000 (principal amount at maturity) Convertible Notes is convertible into 9.3604 shares of our common stock, when the price of our stock reaches certain thresholds. We may redeem the Convertible Notes for cash on or after May 11, 2006 at their accreted value. On May 12, 2003, at the option of the holders, we repurchased Convertible Notes with a face value of $5.9 million principal amount at maturity, for $3.5 million in cash, the accreted value of the notes as of May 11, 2003. We may have to make additional repurchases, at the option of the holders, on May 11 of 2004, 2006, 2011, 2016, 2021 and 2026. In this event, we may choose to repay the accreted value of the Convertible Notes in cash or shares of our common stock. The amount that we will be required to redeem by the holders, depends on, among other factors, the performance of our common stock.

     Other long-term debt consists primarily of deferred commission liabilities recognized in relation to U.S. deferred commission assets financed by LFL that were not sold by LFL in a securitization transaction as of December 31, 2003 and September 30, 2003.

12.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

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

     On December 31, 2003, we consolidated the lessor trust under the provisions of FIN 46-R (see Note 7) and recognized, as a current liability, the loan principal of $164.9 million and minority interest of $5.1 million, which, in total, represent the amount used to finance the construction of our corporate headquarters campus and our maximum contingent liability under the agreements.

     In relation to the auto loan securitization transactions that we have entered into with a number of qualified special purpose entities, we are obligated to cover shortfalls in amounts due to the holders of the notes up to certain levels as specified under the related agreements. As of December 31, 2003, the maximum potential amount of future payments was $19.5 million relating to guarantees made prior to January 1, 2003. In addition, our consolidated balance sheet at December 31, 2003 included a $0.4 million liability to reflect obligations arising from auto securitization transactions subsequent to December 31, 2002.

     At December 31, 2003, our banking/finance operating segment had issued financial standby letters of credit totaling $4.8 million on which beneficiaries would be able to draw upon in the event of non-performance by our customers, primarily in relation to lease and lien obligations of these banking customers. These standby letters of credit, issued prior to January 1, 2003, were secured by marketable securities with a fair value of $13.7 million as of December 31, 2003 and commercial real estate.

     MUTUAL FUND PROCEEDINGS, ACTIONS AND INVESTIGATIONS

     MASSACHUSETTS ADMINISTRATIVE PROCEEDING. On February 4, 2004, the Securities Division of the Office of the Secretary of the Commonwealth of Massachusetts filed an administrative complaint against Franklin Resources, Inc. and certain of its subsidiaries (the "Company") alleging violations of the Massachusetts Uniform Securities Act. The complaint arises from activity that occurred in 2001 during which time an officer of a Company subsidiary was negotiating an agreement with an investor relating to investments in a mutual fund and a hedge fund of funds.

     The Company believes that the mutual fund investment at issue, which involved three round-trip transactions, did not violate the fund's prospectus, and the Company is confident that no investors in the mutual fund were harmed by the investment. A communication was sent on behalf of this officer to the investor that provided, among other things, that the investor would receive different terms than normal with respect to the hedge fund of funds investment. This variance of the terms of the hedge fund of funds investment was unauthorized and was rejected by management of the Company. This is the same officer who, as the Company disclosed in December 2003, had been placed on administrative leave and has subsequently left the Company.

     GOVERNMENTAL INVESTIGATIONS. As part of ongoing investigations by the U.S. Securities and Exchange Commission (the "SEC"), the U.S. Attorney for the Northern District of California, the New York Attorney General, the California Attorney General, the U.S. Attorney for the District of Massachusetts, the Florida Department of Financial Services and the Commissioner of Securities and the Attorney General of the State of West Virginia, relating to certain practices in the mutual fund industry, including late trading, market timing and sales compensation arrangements, the Company and its subsidiaries, as well as certain current or former executives and employees of the Company, have received requests for information and/or subpoenas to testify or produce documents. The Company and its current employees are providing documents and information in response to these requests and subpoenas. In addition, the Company has responded to requests for similar kinds of information from regulatory authorities in some of the foreign countries where the Company conducts its global asset management business.

     The Staff of the SEC has informed the Company that it intends to recommend that the SEC authorize a civil injunctive action against Franklin Advisers, Inc., a subsidiary of the Company, and Gregory Johnson, who is President and Co-Chief Executive Officer of Franklin Resources, Inc. and also serves as an executive officer or director of most of the Company's subsidiaries. The Company understands that the SEC's investigation is focused on the activities that are the subject of the Massachusetts administrative proceeding described above and other instances of alleged market timing by a limited number of third parties that ended in 2000. There currently are discussions underway with the SEC Staff in an effort to resolve the issues raised in their investigation. Such discussions are preliminary and the Company cannot predict the likelihood of whether those discussions will result in a settlement and, if so, the terms of such settlement.

     Separately, in connection with the SEC's private investigation that resulted in a proceeding against Morgan Stanley DW, Inc., the Company has been asked to furnish documents and testimony relating to its arrangements to compensate brokers who sell Fund shares. Effective November 28, 2003, the Company determined not to direct any further brokerage where the allocation is based, not only on best execution, but in addition on the sale of Fund shares in order to satisfy preferred list or other shelf space arrangements, which determination may have a material adverse financial impact on the Company.

     CLASS ACTION LAWSUITS. The Company has been informed that it and other entities within Franklin Templeton Investments have been named in several shareholder class actions related to some of the matters described above. See "Other Legal Proceedings". The Company believes that the claims made in the lawsuits are without merit and it intends to defend itself vigorously. It is anticipated that the Company may be named in additional similar civil actions related to some of the matters described above.

     INTERNAL INQUIRIES. The Company also has conducted its own internal fact-finding inquiry with the assistance of outside counsel to determine whether any shareholders of the Franklin, Templeton and Mutual Series U.S. Funds (each a "Fund" and together, "Funds"), including Company employees, were permitted to engage in late trading or in market timing transactions contrary to the policies of the affected Fund and, if so, the circumstances and persons involved. The Company's internal inquiry regarding market timing and late trading is substantially complete. We have not been able to identify any late trading problems, but we have identified various instances of frequent trading. We currently believe that the charges the Company understands the SEC Staff is contemplating are unwarranted. One officer of a subsidiary of the Company has been placed on administrative leave and subsequently resigned from his position with the Company.

     To date, the Company also has identified some instances of frequent trading in shares of certain Funds by a few current or former employees in their personal 401(k) plan accounts. These individuals include one trader and one officer of the Funds. These two individuals have been placed on administrative leave and the officer has resigned from his positions with the Funds. Although this aspect of our inquiry is not finally complete, to date we have found no instances of inappropriate mutual fund trading by any portfolio manager, investment analyst or officer of Franklin Resources, Inc. The independent directors of the Funds and the Company have retained independent outside counsel to review these matters, to determine if any violations of law or policies or inappropriate trading occurred, to conduct such further inquiries as counsel may deem necessary and to report their findings and recommendations to the independent directors of the Funds and the Company's board of directors.

     The Company cannot predict with certainty the eventual outcome of the foregoing Massachusetts administrative proceeding, the governmental investigations or class action lawsuits, nor whether they will have a material negative impact on, or cost to, the Company. However, public trust and confidence are critical to the Company's business and any material loss of investor and/or client confidence could result in a significant decline in assets under management by the Company, which would have an adverse effect on future financial results. If the Company finds that it bears responsibility for any unlawful or inappropriate conduct that caused losses to our Funds, we are committed to making the Funds or their shareholders whole, as appropriate. The Company is also committed to taking action to protect the interests of our Funds' shareholders, including appropriate action against any Company personnel found to have knowingly permitted or personally engaged in improper trading practices.

     In addition, pending regulatory and legislative actions and reforms affecting the mutual fund industry may significantly increase the Company's costs of doing business and/or negatively impact its revenues, either of which could have a material negative impact on the Company's financial results.

     OTHER LEGAL PROCEEDINGS

     In addition to the Massachusetts Administrative Proceeding referenced under "Mutual Fund Proceedings, Actions and Investigations" above, we have been informed during February 2004 that the Company and certain of its subsidiaries have been named in multiple lawsuits in different federal courts in Nevada, California and Florida, seeking class action status alleging violations of various federal securities laws, although the Company has not yet been served with the complaints in these lawsuits.

     Various subsidiaries of the Company have also been named in multiple lawsuits filed in federal and state courts in Illinois alleging breach of duty with respect to the valuation of the portfolio securities of certain Templeton funds managed by such subsidiaries and seeking monetary damages and costs, as follows:

     CULLEN V. TEMPLETON GROWTH FUND, INC. AND TEMPLETON GLOBAL ADVISORS LIMITED, Case No. 03-859 MJR, was filed on December 16, 2003 in the United States District Court for the Southern District of Illinois.

     KWIATKOWSKI V. TEMPLETON GROWTH FUND, INC. AND TEMPLETON GLOBAL ADVISORS LIMITED, Case 03 L 785, was filed on December 17, 2003 in the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois.

     BRADFISCH V. TEMPLETON FUNDS, INC. AND TEMPLETON GLOBAL ADVISORS LIMITED, Case 2003 L 001361, was filed on October 3, 2003 in the Circuit Court for the Third Judicial Circuit, Madison County, Illinois.

     WOODBURY V. TEMPLETON GLOBAL SMALLER COMPANIES FUND, INC. AND TEMPLETON INVESTMENT COUNSEL, LLC, Case 2003 L 001362, was filed on October 3, 2003 in the Circuit Court for the Third Judicial Circuit, Madison County, Illinois.

     KENERLEY V. TEMPLETON FUNDS, INC. AND TEMPLETON GLOBAL ADVISORS LIMITED, Case No. 03-770 GPM, was served on the defendants on November 25, 2003. The case was filed in the United States District Court for the Southern District of Illinois. This lawsuit alleges breaches of fiduciary duties imposed by Section 36(a) of the Investment Company Act of 1940 and pendant state law claims with respect to the valuation of Templeton World Fund's portfolio securities.

     PARISE V. TEMPLETON FUNDS, INC. AND TEMPLETON GLOBAL ADVISORS LIMITED, Case No. 2003-L-002049, was filed on December 22, 2003 in the Circuit Court for the Third Judicial Circuit, Madison County, Illinois and was served on the defendants on February 13, 2004.

     Management strongly believes that the claims made in each of these lawsuits are without merit and intends vigorously to defend against them.

     Except for the matters described above, there have been no material developments in the litigation previously reported in our Annual Report on Form 10-K for the period ended September 30, 2003 as filed with the SEC on December 22, 2003. We are involved from time to time in litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect our business or financial position.

     OTHER COMMITMENTS AND CONTINGENCIES

     In July 2003, we renegotiated an agreement to outsource management of our data center and distributed server operations, originally signed in February 2001. We may terminate the amended agreement any time after July 1, 2006 by incurring a termination charge. The maximum termination charge payable will depend on the termination date of the amended agreement, the service levels before our termination of the agreement, costs incurred by our service provider to wind-down the services and costs associated with assuming equipment leases. As of December 31, 2003, we estimate that the termination fee payable in July 2006, not including costs associated with assuming equipment leases, would approximate $14.0 million and would decrease each month for the subsequent two years, reaching a payment of approximately $2.2 million in July 2008.

     We lease office space and equipment under long-term operating leases. As of December 31, 2003, there were no material changes in leasing arrangements that would have a significant effect on future minimum lease payments reported in our Annual Report on Form 10-K for the period ended September 30, 2003.

     From time to time, we sell put options giving the purchaser the right to sell shares of our common stock to us at a specified price upon exercise of the options on the designated expiration dates if certain conditions are met. The likelihood that we will have to purchase our stock and the purchase price is contingent on the market value of our stock when the put option contract becomes exercisable. At December 31, 2003, there were 1.4 million put options outstanding with an average exercise price of $33 and were treated as short-term liabilities carried at a fair value of $0. They expired unexercised in January 2004.

     At December 31, 2003, our banking/finance operating segment had commitments to extend credit aggregating $272.7 million, primarily under credit card lines.

13.  COMMON STOCK REPURCHASES
     ------------------------

     During the three months ended  December 31, 2003,  we purchased and retired
     0.3 million shares at a cost of $12.5 million. At December 31, 2003, approximately 14.3 million shares remained available for repurchase under board authorizations. During the three months ended December 31, 2002, we purchased and retired 1.5 million shares at a cost of $46.3 million.

14.  SEGMENT INFORMATION
     -------------------

     We have two operating segments: investment management and banking/finance. We based our operating segment selection process primarily on services offered. The investment management segment derives substantially all its revenues and net income from providing investment advisory, administration, distribution and related services to the Franklin, Templeton, Mutual Series, Bissett and Fiduciary Trust funds, and institutional, high net-worth and private accounts and other investment products. The banking/finance segment offers selected retail-banking services to high net-worth individuals, foundations and institutions, and consumer lending. Our consumer lending activities include automotive lending related to the purchase, securitization, and servicing of retail installment sales contracts originated by independent automobile dealerships, consumer credit and debit cards, real estate equity lines, and home equity/mortgage lending.

     Financial information for our two operating segments for the three months ended December 31, 2003 and 2002, is presented in the table below. Operating revenues of the banking/finance segment are reported net of interest expense and provision for loan losses.

                                                                              THREE MONTHS ENDED
                                                                                 DECEMBER 31,
     (in thousands)                                                           2003             2002
     -------------------------------------------------------------------------------------------------
     OPERATING REVENUES
     Investment management                                                $791,251         $589,295
     Banking/finance                                                        14,918           16,156
     -------------------------------------------------------------------------------------------------
     TOTAL                                                                $806,169         $605,451
     -------------------------------------------------------------------------------------------------

     INCOME BEFORE TAXES
     Investment management                                                $228,061         $138,935
     Banking/finance                                                         7,879            9,791
     -------------------------------------------------------------------------------------------------
     TOTAL                                                                $235,940         $148,726
     -------------------------------------------------------------------------------------------------

     Operating segment assets were as follows:

                                                                      DECEMBER 31,    SEPTEMBER 30,
     (in thousands)                                                           2003             2003
     -------------------------------------------------------------------------------------------------

     Investment management                                              $6,566,023       $6,052,324
     Banking/finance                                                       851,379          918,425
     -------------------------------------------------------------------------------------------------
     TOTAL                                                              $7,417,402       $6,970,749
     -------------------------------------------------------------------------------------------------

     Operating revenues of the banking/finance segment included above were as follows:

                                                                              THREE MONTHS ENDED
                                                                                 DECEMBER 31,
     (in thousands)                                                           2003             2002
     -------------------------------------------------------------------------------------------------

     Interest and fees on loans                                             $7,270           $7,824
     Interest and dividends on investment securities                         2,964            5,250
     -------------------------------------------------------------------------------------------------
     Total interest income                                                  10,234           13,074
     Interest on deposits                                                   (1,193)          (1,807)
     Interest on short-term debt                                               (61)             (35)
     Interest expense - inter-segment                                         (489)            (804)
     -------------------------------------------------------------------------------------------------
     Total interest expense                                                 (1,743)          (2,646)
     Net interest income                                                     8,491           10,428
     Other income                                                           10,469            8,945
     Provision for loan losses                                              (4,042)          (3,217)
     -------------------------------------------------------------------------------------------------
     TOTAL OPERATING REVENUES                                              $14,918          $16,156
     -------------------------------------------------------------------------------------------------

     Inter-segment interest payments from the banking/finance segment to the investment management segment are based on market rates prevailing at the inception of each loan. Inter-segment interest income and expense are not eliminated in our consolidated income statement.

15.  BANKING REGULATORY RATIOS
     -------------------------

     Following the acquisition of Fiduciary Trust in April 2001, we became a bank holding company and a financial holding company subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional, discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on our financial statements. We must meet specific capital adequacy guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require us to maintain a minimum Tier 1 capital and Tier 1 leverage ratio (as defined in the regulations), as well as minimum Tier 1 and Total risk-based capital ratios (as defined in the regulations). Based on our calculations as of December 31, 2003, we exceeded the capital adequacy requirements applicable to us as listed below.


                                                     THREE MONTHS ENDED      MINIMUM FOR OUR CAPITAL
     (in thousands)                                   DECEMBER 31, 2003            ADEQUACY PURPOSES
     -------------------------------------------- ----------------------- ----------------------------

     Tier 1 capital                                        $2,346,095                            N/A
     Total risk-based capital                              $2,352,786                            N/A
     Tier 1 leverage ratio                                        45%                             4%
     Tier 1 risk-based capital ratio                              66%                             4%
     Total risk-based capital ratio                               66%                             8%
     -------------------------------------------- ----------------------- ----------------------------

16.  SUBSEQUENT EVENT
     ----------------

     In January 2004, we received proceeds of $32.5 million from our insurance carriers for losses incurred as a result of the September 11, 2001 terrorist attacks that destroyed the headquarters of our subsidiary, Fiduciary Trust. These proceeds represented final recoveries for claims submitted to our insurance carriers. We will realize a gain of approximately $30.1 million, before income taxes of approximately $12.0 million, in the reporting period ending March 31, 2004, in accordance with guidance provided under FASB Statement No. 5 "Accounting for Contingencies" and Emerging Issues Task Force Abstract "Accounting for the Impact of the Terrorist Attacks of September 11, 2001", as remaining contingencies related to our insurance claims have been resolved. See also Note 12.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In this section we discuss our results of operations and our financial condition. In addition to historical information, we also make some statements relating to the future, which are called "forward-looking" statements. These forward-looking statements involve a number of risks, uncertainties and other important factors that could cause our actual results and outcomes to differ materially from any future results or outcomes expressed or implied by such forward-looking statements. Forward-looking statements are our best prediction at the time they are made, and for this reason, you should not rely too heavily on them and review the "Risk Factors" section set forth below and in our recent filings with the U.S. Securities and Exchange Commission, which describes these risks, uncertainties and other important factors in more detail.

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

Our secondary business and operating segment is banking/finance. Our banking/finance group offers selected retail-banking services to high net-worth and other individuals, foundations and institutions, and consumer lending services. Our consumer lending activities include automotive lending related to the purchase, securitization, and servicing of retail installment sales contracts originated by independent automobile dealerships, consumer credit and debit cards, real estate equity lines, and home equity/mortgage lending.


RESULTS OF OPERATIONS

                                                        THREE MONTHS ENDED
                                                           DECEMBER 31,                    PERCENT
(in millions except per share data)                  2003                2002               CHANGE
-----------------------------------------------------------------------------------------------------

NET INCOME                                         $172.3              $109.8                  57%
EARNINGS PER COMMON SHARE
   Basic                                            $0.70               $0.43                  63%
   Diluted                                           0.69                0.43                  60%
OPERATING MARGIN                                      28%                 23%                   --
-----------------------------------------------------------------------------------------------------

Net income increased 57% in the three months ended December 31, 2003 compared to the same period last year. The increase was due to higher investment management, underwriting and distribution and shareholder servicing fees, partly reduced by higher underwriting and distribution and compensation and benefits expenses and a higher effective tax rate.


ASSETS UNDER MANAGEMENT

                                                                  DECEMBER 31,        DECEMBER 31,
(in billions)                                                             2003                2002
-----------------------------------------------------------------------------------------------------

Equity:
  Global/international                                                  $118.5               $81.4
  Domestic (U.S.)                                                         63.6                43.5
-----------------------------------------------------------------------------------------------------
    Total equity                                                         182.1               124.9
-----------------------------------------------------------------------------------------------------

Hybrid/balanced                                                           51.1                38.3
Fixed-income:
  Tax-free                                                                52.4                52.1
  Taxable
    Domestic (U.S.)                                                       32.2                27.3
    Global/international                                                  13.1                 9.1
-----------------------------------------------------------------------------------------------------
       Total fixed-income                                                 97.7                88.5
-----------------------------------------------------------------------------------------------------

Money market                                                               5.8                 6.0
-----------------------------------------------------------------------------------------------------
TOTAL                                                                   $336.7              $257.7
-----------------------------------------------------------------------------------------------------
SIMPLE MONTHLY AVERAGE FOR THE THREE-MONTH PERIOD (1)                   $318.7              $254.8
-----------------------------------------------------------------------------------------------------

(1)  Investment management fees from approximately 50% of our assets under management at December 31,
     2003 were calculated using a daily average.

Our assets under management at December 31, 2003 were $336.7 billion, 31% higher than they were a year ago, primarily due to excess sales over redemptions of $20.7 billion and market appreciation of $59.8 billion. Simple monthly average assets, which are generally more indicative of investment management fee trends than the year over year change in ending assets under management, were 25% higher in the three months ended December 31, 2003 than over the same period a year ago.

The simple monthly average mix of assets under management is shown below.

                                                                                 THREE MONTHS ENDED
                                                                                    DECEMBER 31,
                                                                                  2003        2002
-----------------------------------------------------------------------------------------------------
PERCENTAGE OF SIMPLE MONTHLY AVERAGE ASSETS UNDER MANAGEMENT
Equity                                                                             53%         49%
Fixed-income                                                                       30%         34%
Hybrid/balanced                                                                    15%         15%
Money market                                                                        2%          2%
-----------------------------------------------------------------------------------------------------
TOTAL                                                                             100%        100%
-----------------------------------------------------------------------------------------------------

For the three months ended December 31, 2003, the effective investment management fee rate increased to 0.570% from 0.552% in the same period last year. The change in the mix of assets under management, resulting from higher relative excess sales over redemptions and appreciation for equity as compared to fixed-income products, led to an increase in our effective investment management fee rate (investment management fees divided by simple monthly average assets under management). Generally, equity products carry a higher management fee rate than fixed-income and hybrid/balanced products.

Assets under management by shareholder location were as follows:

(in billions)                                            AS OF DECEMBER 31, 2003
---------------------------------------------------- ---------------------------

United States                                                             $248.9
Canada                                                                      24.2
Europe                                                                      23.6
Global                                                                      17.4
Asia/Pacific and other                                                      22.6
---------------------------------------------------- ---------------------------
TOTAL                                                                     $336.7
---------------------------------------------------- ---------------------------

Components of the change in our assets under management were as follows:

                                                        THREE MONTHS ENDED
                                                           DECEMBER 31,                    PERCENT
(in billions)                                        2003                2002               CHANGE
-----------------------------------------------------------------------------------------------------

Beginning assets under management                  $301.9              $247.8                  22%
Sales                                                23.8                17.1                  39%
Reinvested distributions                              1.9                 1.4                  36%
Redemptions                                         (16.4)              (16.0)                  3%
Distributions                                        (2.7)               (2.1)                 29%
Acquisitions                                          0.9                  --                  N/A
Appreciation                                         27.3                 9.5                 187%
-----------------------------------------------------------------------------------------------------
ENDING ASSETS UNDER MANAGEMENT                     $336.7              $257.7                  31%
-----------------------------------------------------------------------------------------------------

For the three months ended December 31, 2003, excess sales over redemptions were $7.4 billion, as compared to $1.1 billion in the same period last year. Market appreciation of $27.3 billion in the three months ended December 31, 2003 related primarily to our equity and hybrid/balanced products. Our acquisition of Darby Overseas Investments, Ltd. and Darby Overseas Partners, L.P. (collectively "Darby"), on October 1, 2003, added $0.9 billion in assets under management related to private equity, mezzanine and emerging markets fixed-income products as of the date of this acquisition.

OPERATING REVENUES

                                                             THREE MONTHS ENDED
                                                                DECEMBER 31,                    PERCENT
(in millions)                                             2003                2002               CHANGE
----------------------------------------------------------------------------------------------------------

Investment management fees                               $454.5              $351.4                  29%
Underwriting and distribution fees                        272.8               185.9                  47%
Shareholder servicing fees                                 61.3                48.1                  27%
Consolidated sponsored investment products income, net       --                  --                   --
Other, net                                                 17.6                20.1                 (12%)
----------------------------------------------------------------------------------------------------------
TOTAL OPERATING REVENUES                                 $806.2              $605.5                  33%
----------------------------------------------------------------------------------------------------------

SUMMARY

Total operating revenues increased 33% during the three months ended December 31, 2003 due to higher investment management, underwriting and distribution and shareholder servicing fees partly offset by a decline in other revenue.

INVESTMENT MANAGEMENT FEES

Investment management fees, accounting for 56% of our operating revenues in the quarter ended December 31, 2003, include fees for providing both investment advisory and administrative services to our sponsored investment products. These fees are generally calculated under contractual arrangements with our sponsored investment products as a percentage of the market value of assets under management. Annual rates vary by investment objective and type of services provided.

Investment management fees increased 29% during the three months ended December 31, 2003 compared to the same period last year consistent with a 25% increase in simple monthly average assets under management over the same period, and the increase in our effective fee rate resulting from a shift in asset mix toward equity products, which generally carry a higher management fee than fixed-income products.

UNDERWRITING AND DISTRIBUTION FEES

We earn underwriting fees from the sale of some classes of sponsored investment products on which investors pay a sales commission at the time of purchase. Sales commissions are reduced or eliminated on some classes of shares and for sales to shareholders or intermediaries that exceed specified minimum amounts. Therefore, underwriting fees will change with the size of individual sale transactions and the relative mix of sales between different share classes.

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

Underwriting and distribution fees increased 47% during the three months ended December 31, 2003 compared to the same period last year. During the three months ended December 31, 2003, commission revenues increased 65% from the same period last year consistent with a 39% increase in gross sales and a change in the sales mix. Distribution fees increased 35% during the three months ended December 31, 2003 over the same period last year consistent with a 25% increase in simple monthly average assets under management and a shift in the asset mix.

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

Shareholder servicing fees increased 27% during the three months ended December 31, 2003 from the same period last year. The increase reflects increases in fee rates applicable to open accounts, partly reduced by reductions in fee rates chargeable on accounts closed in the prior calendar year, under revised shareholder service fee agreements in the United States that became effective on January 1, 2003, as well as an increase in the overall number of billable shareholder accounts.

OTHER, NET

Other, net consists primarily of revenues from the banking/finance operating segment as well as income from custody services. Revenues from the banking/finance operating segment include interest income on loans, servicing income, and investment income on banking/finance investment securities, and are reduced by banking interest expense and the provision for probable loan losses.

Other, net decreased 12% during the three months ended December 31, 2003 over the same period last year consistent with lower realized gains from auto loan portfolio sales.


OPERATING EXPENSES

                                                        THREE MONTHS ENDED
                                                           DECEMBER 31,                    PERCENT
(in millions)                                        2003                2002               CHANGE
-----------------------------------------------------------------------------------------------------

Underwriting and distribution                      $245.9              $168.9                  46%
Compensation and benefits                           189.2               159.1                  19%
Information systems, technology and occupancy        69.7                72.6                  (4%)
Advertising and promotion                            21.2                22.6                  (6%)
Amortization of deferred sales commissions           22.4                16.1                  39%
Amortization of intangible assets                     4.4                 4.2                   5%
Other                                                30.5                22.5                  36%
-----------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                           $583.3              $466.0                  25%
-----------------------------------------------------------------------------------------------------

SUMMARY

Operating expenses increased 25% during the three months ended December 31, 2003 compared to the same period last year due to an increase in underwriting and distribution, compensation and benefits and other expenses.

UNDERWRITING AND DISTRIBUTION

Underwriting and distribution includes amounts payable to brokers and other third parties for selling, distributing and providing ongoing services to investors in our sponsored investment products. Underwriting and distribution expense increased 46% during the three months ended December 31, 2003 over the same period last year consistent with similar trends in underwriting and distribution revenue.

COMPENSATION AND BENEFITS

Compensation and benefits expense increased 19% during the three months ended December 31, 2003 compared to the same period last year. The increase resulted primarily from an increase in bonus expenses under the Annual Incentive Compensation Plan, which awards cash and stock bonuses based, in part, on our performance, merit salary increases effective in October 2003, and additional compensation and benefit costs related to the acquisition of Darby in October 2003. We also continued to experience higher employee insurance and other benefit costs. The increase was partly reduced by a decrease in the contractual retention bonus commitments related to the acquisition of Fiduciary Trust Company International ("Fiduciary Trust") in April 2001. We employed approximately 6,500 people at both December 31, 2003 and December 31, 2002.

INFORMATION SYSTEMS, TECHNOLOGY AND OCCUPANCY

Information systems, technology and occupancy costs decreased 4% during the three months ended December 31, 2003 from the same period last year primarily due to lower depreciation levels for equipment and software. The decrease in depreciation expense is related to a decrease in purchases of information system and technology equipment as certain of our technology equipment is periodically replaced with new equipment under our technology outsourcing agreement, as well as a stabilization in the number and the scope of new technology project initiatives.

Details of capitalized information systems and technology costs were as follows:

                                                                                 THREE MONTHS ENDED
                                                                                    DECEMBER 31,
(in thousands)                                                                    2003        2002
-----------------------------------------------------------------------------------------------------

Net book value at beginning of period                                          $79,126    $121,486
Additions during period, net of disposals and other adjustments                  7,604       6,917
Amortization during period                                                     (12,963)    (18,358)
-----------------------------------------------------------------------------------------------------
NET BOOK VALUE AT END OF PERIOD                                                $73,767    $110,045
-----------------------------------------------------------------------------------------------------

ADVERTISING AND PROMOTION

Advertising and promotion expense decreased 6% during the three months ended December 31, 2003 over the same period last year. We experienced costs savings in a number of discretionary spending areas as a result of continuing cost control and management efforts. However, direct advertising and promotional costs were slightly higher in the current period. We are committed to invest in advertising and promotion in response to changing business conditions, which means that the level of advertising and promotion expenditures may increase more rapidly or decrease more slowly than our revenues.

AMORTIZATION OF DEFERRED SALES COMMISSIONS

Certain fund share classes are sold without a front-end sales charge to shareholders, although our distribution subsidiaries pay a commission on the sale. In the United States, Class A shares are sold without a front-end sales charge to shareholders when minimum investment criteria are met. However, our U.S. distribution subsidiary pays a commission on these sales. Class C shares are sold with a front-end sales charge that is lower than the commission paid by the U.S. distributor. We defer and amortize all up-front commissions paid by our distribution subsidiaries over 18 months to 8 years depending on share class or financing arrangements.

We have arranged to finance our Class B and C deferred commission assets ("DCA") arising from our U.S., Canadian and European operations through Lightning
Finance Company Limited ("LFL"), a company in which we have a 49% ownership interest. In the United States, LFL has entered into a financing agreement with our U.S. distribution subsidiary and we maintain a continuing interest in the DCA transferred to LFL until resold by LFL. As a result, we reflect DCA sold to LFL under the U.S. agreement on our balance sheet and amortize them over an 8-year period, or until sold by LFL to third parties. In contrast to the U.S. arrangement, LFL has entered into direct agreements with our Canadian and European sponsored investment products, and, as a result, we do not record DCA from these sources in our financial statements.

Amortization of deferred sales commissions increased 39% during the three months ended December 31, 2003 over the same period last year primarily due to increased gross product sales and because LFL has not sold U.S. DCA in a securitization transaction since June 2002.

OTHER INCOME (EXPENSE)

Other income (expense) includes investment and other income and interest expense. Beginning July 1, 2003, realized and unrealized gains (losses), net, of sponsored investment products that were consolidated in our financial statements on adoption of the Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" (see description in Critical Accounting Policies below), are also included in this classification.

Investment and other income is comprised primarily of the following:

*  dividends from investments
*  interest income from investments in bonds and government securities
*  realized gains and losses on investments
*  foreign currency exchange gains and losses
*  miscellaneous income, including gain or loss on disposal of property.

Other income (expense) increased 41% during the three months ended December 31, 2003 from the same period last year. This was primarily due to the inclusion of realized and unrealized gains (losses), net, related to sponsored investment products in the current period, and higher net realized investment gains. The increase was partially reduced by an increase in interest expense related to the issuance of five-year senior notes in April 2003.

TAXES ON INCOME

As a multi-national corporation, we provide investment management services to a wide range of international sponsored investment products, often managed from jurisdictions outside the United States. Some of these jurisdictions have lower tax rates than the United States. The mix of income (primarily investment management fees) subject to these lower rates, when aggregated with income originating in the United States, produces a lower overall effective tax rate than existing U.S. Federal and state tax rates. Our effective income tax rate in the three months ended December 31, 2003 increased to 29% compared to 26% in the same period last year due to a shift in the mix of pre-tax income earned in various worldwide jurisdictions. The effective tax rate will continue to reflect the relative contributions of foreign earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income, as well as other factors.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003, we had $1,352.8 million in cash and cash equivalents, as compared to $1,053.7 million at September 30, 2003. Cash and cash equivalents include cash, U.S. Treasury bills and other debt instruments with maturities of three months or less from the purchase date and other highly liquid investments that are readily convertible into cash, including money market funds. Liquid assets, which consist of cash and cash equivalents, investments (trading and available-for-sale) and current receivables increased to $3,636.4 million at December 31, 2003 from $3,272.3 million at September 30, 2003. Liquid assets have increased in the current year primarily due to cash provided by operating activities and proceeds received from auto loan securitizations.

Outstanding debt, including Federal Home Loan Bank advances and current maturities of long-term debt, increased to $1,318.5 million at December 31, 2003 compared to $1,123.7 million at September 30, 2003. The balance at December 31, 2003 included $522.8 million in principal and accrued interest related to outstanding convertible notes, $420.0 million in five-year senior notes, a $164.9 million five-year facility, and $193.0 million of other long-term debt, consisting primarily of deferred commission liabilities recognized in relation to U.S. DCA financed by LFL that had not yet been sold by LFL in a securitization transaction. As of September 30, 2003, outstanding debt included $520.3 million related to the convertible notes, $420.0 million in five-year senior notes, and $168.8 million in other long-term debt, including current maturities.

The increase in outstanding debt from September 30, 2003, is due primarily to the $164.9 million five-year facility used to finance the construction of our corporate headquarters campus consolidated in our financial statements as of December 31, 2003 in accordance with the guidance of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities (revised December 2003)". The facility expires in September 2004 and will continue to be classified as a current liability until it is refinanced or repaid.

In May 2001, we received approximately $490.0 million in net proceeds from the sale of $877.0 million principal amount at maturity of zero-coupon convertible senior notes due 2031 (the "Convertible Notes"). The Convertible Notes, which were offered to qualified institutional buyers only, carry an interest rate of 1.875% per annum, with an initial conversion premium of 43%. Each of the $1,000 (principal amount at maturity) Convertible Notes is convertible into 9.3604 shares of our common stock, when the price of our stock reaches certain thresholds. We may redeem the Convertible Notes for cash on or after May 11, 2006 at their accreted value. On May 12, 2003, at the option of the holders, we repurchased Convertible Notes with a face value of $5.9 million principal amount at maturity, for $3.5 million in cash, the accreted value of the notes as of May 11, 2003. We may have to make additional repurchases, at the option of the holders, on May 11 of 2004, 2006, 2011, 2016, 2021 and 2026. In this event, we may choose to repay the accreted value of the Convertible Notes in cash or shares of our common stock. The amount that we will be required to redeem by the holders, depends on, among other factors, the performance of our common stock.

As of December 31, 2003, we had $500.0 million of commercial paper and $300.0 million of debt and equity securities available to be issued under shelf registration statements filed with the Securities and Exchange Commission. Our committed revolving credit facilities at December 31, 2003 totaled $420.0 million, of which, $210.0 million was under a 364-day facility expiring in June 2004. The remaining $210.0 million facility is under a five-year facility that will expire in June 2007. In addition, at December 31, 2003, our banking/finance operating segment had $566.3 million in available uncommitted short-term bank lines under the Federal Reserve Funds system, the Federal Reserve Bank discount window, and Federal Home Loan Bank short-term borrowing capacity. Our ability to access the capital markets in a timely manner depends on a number of factors including our credit rating, the condition of the global economy, investors' willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. In extreme circumstances, we might not be able to access this liquidity readily.

Our banking/finance operating segment periodically enters into auto loan securitization transactions with qualified special purpose entities, which then issue asset-backed securities to private investors. Gross sales proceeds from these transactions were $185.1 million and $131.6 million during the three months ended December 31, 2003 and 2002. Our ability to access the securitization market will directly affect our plans to finance the auto loan portfolio in the future.

The sales commissions that we have financed globally through LFL during the three months ended December 31, 2003 were approximately $43.3 million compared to $32.0 million over the same period last year. LFL's ability to access credit facilities and the securitization market will directly affect our existing financing arrangements.

In January 2004, we received proceeds of $32.5 million from our insurance carriers for losses incurred as a result of the September 11, 2001 terrorist attacks that destroyed the headquarters of our subsidiary, Fiduciary Trust. These proceeds represented final recoveries for claims submitted to our insurance carriers. We will realize a gain of approximately $30.1 million, before income taxes of approximately $12.0 million, in the reporting period ending March 31, 2004 (see Note 16 to the financial statements).

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

In relation to the auto loan securitization transactions that we have entered into with a number of qualified special purpose entities, we are obligated to cover shortfalls in amounts due to the holders of the notes up to certain levels as specified under the related agreements. As of December 31, 2003, the maximum potential amount of future payments was $19.5 million relating to guarantees made prior to January 1, 2003. In addition, our consolidated balance sheet at December 31, 2003 included a $0.4 million liability to reflect obligations arising from auto securitization transactions subsequent to December 31, 2002.

At December 31, 2003, the banking/finance operating segment had commitments to extend credit aggregating $272.7 million, primarily under its credit card lines, and had issued financial standby letters of credit totaling $4.8 million on which beneficiaries would be able to draw upon in the event of non-performance by our customers, primarily in relation to lease and lien obligations of these banking customers. These standby letters of credit, issued prior to January 1, 2003, were secured by marketable securities with a fair value of $13.7 million as of December 31, 2003 and commercial real estate.

In July 2003, we renegotiated an agreement to outsource management of our data center and distributed server operations, originally signed in February 2001. We may terminate the amended agreement any time after July 1, 2006 by incurring a termination charge. The maximum termination charge payable will depend on the termination date of the amended agreement, the service levels before our termination of the agreement, costs incurred by our service provider to wind-down the services and costs associated with assuming equipment leases. As of December 31, 2003, we estimate that the termination fee payable in July 2006, not including costs associated with assuming equipment leases, would approximate $14.0 million and would decrease each month for the subsequent two years, reaching a payment of approximately $2.2 million in July 2008.

From time to time, we sell put options giving the purchaser the right to sell shares of our common stock to us at a specified price upon exercise of the options on the designated expiration dates if certain conditions are met. The likelihood that we will have to purchase our stock and the purchase price is contingent on the market value of our stock when the put option contract becomes exercisable. At December 31, 2003, there were 1.4 million put options outstanding with an average exercise price of $33 and were treated as short-term liabilities carried at a fair value of $0. They expired unexercised in January 2004.

We lease office space and equipment under long-term operating leases. As of December 31, 2003, there were no material changes in leasing arrangements that would have a significant effect on future minimum lease payments reported in our Annual Report on Form 10-K for the period ended September 30, 2003.

OFF-BALANCE SHEET ARRANGEMENTS

As discussed above, we obtain financing for sales commissions that we pay to brokers on Class B and C shares through LFL, a company incorporated in Ireland whose sole business purpose is to finance our DCA. We hold a 49% ownership interest in LFL and we account for this ownership interest using the equity method of accounting. In addition, we retain U.S.-originated DCA and related long-term debt in our financial statements until resold by LFL in a securitization transaction with third parties. Our exposure to loss related to our investment in LFL is limited to the carrying value of our investment in and loans to LFL, and interest and fees receivable from LFL. At December 31, 2003, those amounts approximated $51.3 million. During the three months ended December 31, 2003, we financed approximately $43.3 million of sales commissions through LFL and we recognized a pre-tax charge of approximately $3.5 million for our share of its net loss over this period.

As discussed above, our banking/finance operating segment periodically enters into auto loan securitization transactions with qualified special purpose entities, which then issue asset-backed securities to private investors. Our main objective in entering in securitization transactions is to obtain financing for auto loan activities. Securitized loans held by the securitization trusts totaled $823.1 million as of December 31, 2003 and $680.7 million at September 30, 2003. See also "Contractual Obligations and Commercial Commitments" in this
Item 2.

In October 1999, we entered into an agreement for the lease of our corporate headquarters campus in San Mateo, California from a lessor trust under an operating lease that expires in fiscal 2005, with additional renewal options for a further period of up to 10 years. In connection with this lease, we are contingently liable for approximately $145.0 million in residual guarantees representing about 85% of the total construction costs of $170.0 million. We are also contingently liable to purchase the corporate headquarters campus for an amount equal to the final construction costs of $170.0 million if an event of default occurs under the agreement. An event of default includes, but is not limited to, failure to make lease payments when due and failure to maintain required insurance. Management considers the possibility of default under the provisions of the agreement to be remote.

On December 31, 2003, we consolidated the lessor trust under the provisions of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities (revised December 2003)" and recognized, as a current liability, the loan principal of $164.9 million and minority interest of $5.1 million, which, in total, represent the amount used to finance the construction of our corporate headquarters campus and our maximum contingent liability under the agreements.

CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that impact our financial position and results of operations. These estimates and assumptions are affected by our application of accounting policies. Below we describe certain critical accounting policies that we believe are important to understanding our results of operations and financial position. For additional information about our accounting policies, please refer to Note 1 to the financial statements contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

GOODWILL AND OTHER INTANGIBLE ASSETS

Under Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets", we are required to test the fair value of goodwill and indefinite-lived intangibles when there is an indication of impairment, or at least once a year. As of March 31, 2003, we completed our annual impairment test of goodwill and indefinite-lived and definite-lived intangible assets and we determined that there was no impairment to these assets as of October 1, 2002.

The fair value of indefinite-lived intangible assets is determined based on anticipated discounted cash flows. An indication of goodwill impairment occurs when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. In estimating the fair value of the reporting unit, we use valuation techniques based on discounted cash flows similar to models employed in analyzing the purchase price of an acquisition target. Intangible assets subject to amortization are reviewed for impairment at each reporting period on the basis of the expected future undiscounted operating cash flows, without interest charges, to be derived from these assets.

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

INCOME TAXES

As a multinational corporation, we operate in various locations outside the United States. We have not made a provision for U.S. taxes on the cumulative undistributed earnings of foreign subsidiaries as those earnings are intended to be reinvested for an indefinite period of time. These earnings approximated $2.2 billion at

December 31, 2003. Changes to our policy of reinvesting foreign earnings may have a significant effect on our financial condition and results of operation.

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

LOSS CONTINGENCIES

We are involved in various lawsuits and claims encountered in the normal course of business. When such a matter arises and periodically thereafter, we consult with our legal counsel and evaluate the merits of the claim based on the facts available at that time. In management's opinion, an adequate accrual has been made as of December 31, 2003 to provide for any probable losses that may arise from these matters.

VARIABLE INTEREST ENTITIES

Under Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), a variable interest entity ("VIE") is a corporation, trust, partnership or other entity in which the equity investment holders have not contributed sufficient capital to finance the activities of the VIE or the equity investment holders do not have defined rights and obligations normally associated with an equity investment. FIN 46 requires consolidation of a VIE by the enterprise that has the majority of the risks and rewards of ownership, referred to as the primary beneficiary. The consolidation and disclosure provisions of FIN 46 are effective immediately for VIEs created after January 31, 2003. Effective July 1, 2003, six of our sponsored investment products created after January 31, 2003 were consolidated in our financial statements.

In December 2003, the FASB published FASB Interpretation No. 46, "Consolidation of Variable Interest Entities (revised December 2003)" ("FIN 46-R"), clarifying FIN 46 and exempting certain entities from the provisions of FIN 46. Generally, application of FIN 46-R is required in financial statements of public entities that have interests in structures commonly referred to as special-purpose entities for periods ending after December 15, 2003, and, for other types of VIEs, for periods ending after March 15, 2004. We early adopted FIN 46-R as of December 31, 2003, and, as a result, we have recognized a cumulative effect of an accounting change, net of tax, as of this date to reflect the accumulated retained earnings of VIEs in which we became an interest holder prior to February 1, 2003 (see Note 7 to the financial statements).

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

THE LEVELS OF OUR ASSETS UNDER MANAGEMENT, WHICH IN TURN IMPACT REVENUES, ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS. Global economic conditions, changes in the equity market place, interest rates, inflation rates, the yield curve and other factors that are difficult to predict affect the mix, market values and levels of our assets under management. Changing market conditions may cause a shift in our asset mix towards fixed-income products and a related decline in our revenue and income, since we generally derive higher fee revenues and income from equity assets than from fixed-income products we manage. Similarly, our securitized consumer receivables business is subject to marketplace fluctuation, including economic and credit market downturns.

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

OUR ABILITY TO SUCCESSFULLY INTEGRATE WIDELY VARIED BUSINESS LINES CAN BE IMPEDED BY SYSTEMS AND OTHER TECHNOLOGICAL LIMITATIONS. Our continued success in effectively managing and growing our business both domestically and abroad, depends on our ability to integrate the varied accounting, financial, information and operational systems of our various businesses on a global basis.

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

MASSACHUSETTS ADMINISTRATIVE PROCEEDING. On February 4, 2004, the Securities Division of the Office of the Secretary of the Commonwealth of Massachusetts filed an administrative complaint against Franklin Resources, Inc. and certain of its subsidiaries (the "Company") alleging violations of the Massachusetts Uniform Securities Act. The complaint arises from activity that occurred in 2001 during which time an officer of a Company subsidiary was negotiating an agreement with an investor relating to investments in a mutual fund and a hedge fund of funds.

The Company believes that the mutual fund investment at issue, which involved three round-trip transactions, did not violate the fund's prospectus, and the Company is confident that no investors in the mutual fund were harmed by the investment. A communication was sent on behalf of this officer to the investor that provided, among other things, that the investor would receive different terms than normal with respect to the hedge fund of funds investment. This variance of the terms of the hedge fund of funds investment was unauthorized and was rejected by management of the Company. This is the same officer who, as the Company disclosed in December 2003, had been placed on administrative leave and has subsequently left the Company.

GOVERNMENTAL INVESTIGATIONS. As part of ongoing investigations by the U.S. Securities and Exchange Commission (the "SEC"), the U.S. Attorney for the Northern District of California, the New York Attorney General, the California Attorney General, the U.S. Attorney for the District of Massachusetts, the Florida Department of Financial Services and the Commissioner of Securities and the Attorney General of the State of West Virginia, relating to certain practices in the mutual fund industry, including late trading, market timing and sales compensation arrangements, the Company and its subsidiaries, as well as certain current or former executives and employees of the Company, have received requests for information and/or subpoenas to testify or produce documents. The Company and its current employees are providing documents and information in response to these requests and subpoenas. In addition, the Company has responded to requests for similar kinds of information from regulatory authorities in some of the foreign countries where the Company conducts its global asset management business.

The Staff of the SEC has informed the Company that it intends to recommend that the SEC authorize a civil injunctive action against Franklin Advisers, Inc., a subsidiary of the Company, and Gregory Johnson, who is President and Co-Chief Executive Officer of Franklin Resources, Inc. and also serves as an executive officer or director of most of the Company's subsidiaries. The Company understands that the SEC's investigation is focused on the activities that are the subject of the Massachusetts administrative proceeding described above and other instances of alleged market timing by a limited number of third parties that ended in 2000. There currently are discussions underway with the SEC Staff in an effort to resolve the issues raised in their investigation. Such discussions are preliminary and the Company cannot predict the likelihood of whether those discussions will result in a settlement and, if so, the terms of such settlement.

Separately, in connection with the SEC's private investigation that resulted in a proceeding against Morgan Stanley DW, Inc., the Company has been asked to furnish documents and testimony relating to its arrangements to compensate brokers who sell Fund shares. Effective November 28, 2003, the Company determined not to direct any further brokerage where the allocation is based, not only on best execution, but in addition on the sale of Fund shares in order to satisfy preferred list or other shelf space arrangements, which determination may have a material adverse financial impact on the Company.

CLASS ACTION LAWSUITS. The Company has been informed that it and other entities within Franklin Templeton Investments have been named in several shareholder class actions related to some of the matters described above. See "Legal Proceedings" included in Part II, Item 1. of this report. The Company believes that the claims made in the lawsuits are without merit and it intends to defend itself vigorously. It is anticipated that the Company may be named in additional similar civil actions related to some of the matters described above.

INTERNAL INQUIRIES. The Company also has conducted its own internal fact-finding inquiry with the assistance of outside counsel to determine whether any shareholders of the Franklin, Templeton and Mutual Series U.S. Funds (each a "Fund" and together, "Funds"), including Company employees, were permitted to engage in late trading or in market timing transactions contrary to the policies of the affected Fund and, if so, the circumstances and persons involved. The Company's internal inquiry regarding market timing and late trading is substantially complete. We have not been able to identify any late trading problems, but we have identified various instances of frequent trading. We currently believe that the charges the Company understands the SEC Staff is contemplating are unwarranted. One officer of a subsidiary of the Company has been placed on administrative leave and subsequently resigned from his position with the Company.

To date, the Company also has identified some instances of frequent trading in shares of certain Funds by a few current or former employees in their personal 401(k) plan accounts. These individuals include one trader and one officer of the Funds. These two individuals have been placed on administrative leave and the officer has resigned from his positions with the Funds. Although this aspect of our inquiry is not finally complete, to date we have found no instances of inappropriate mutual fund trading by any portfolio manager, investment analyst or officer of Franklin Resources, Inc. The independent directors of the Funds and the Company have retained independent outside counsel to review these matters, to determine if any violations of law or policies or inappropriate trading occurred, to conduct such further inquiries as counsel may deem necessary and to report their findings and recommendations to the independent directors of the Funds and the Company's board of directors.

The Company cannot predict with certainty the eventual outcome of the foregoing Massachusetts administrative proceeding, the governmental investigations or class action lawsuits, nor whether they will have a material negative impact on, or cost to, the Company. However, public trust and confidence are critical to the Company's business and any material loss of investor and/or client confidence could result in a significant decline in assets under management by the Company, which would have an adverse effect on future financial results. If the Company finds that it bears responsibility for any unlawful or inappropriate conduct that caused losses to our Funds, we are committed to making the Funds or their shareholders whole, as appropriate. The Company is also committed to taking action to protect the interests of our Funds' shareholders, including appropriate action against any Company personnel found to have knowingly permitted or personally engaged in improper trading practices.

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

We are exposed to changes in interest rates primarily through financing transactions and portfolio debt holdings available-for-sale, which are carried at fair value in our financial statements. As of December 31, 2003, a significant percentage of our outstanding debt was at fixed interest rates. In our banking/finance operating segment, we monitor the net interest rate margin and the average maturity of interest earning assets, as well as funding sources. In addition, as of December 31, 2003, we have considered the potential impact of the effect on the banking/finance operating segment balances, our outstanding debt and portfolio debt holdings, individually and collectively, of a 100 basis point (1%) movement in market interest rates. Based on our analysis, we do not expect that this change would have a material impact on our operating revenues or results of operations in either scenario.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2003. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 4, 2004, the Securities Division of the Office of the Secretary of the Commonwealth of Massachusetts filed an administrative complaint against Franklin Resources, Inc. and certain of its subsidiaries (the "Company") alleging violations of the Massachusetts Uniform Securities Act. The complaint arises from activity that occurred in 2001 during which time an officer of a Company subsidiary was negotiating an agreement with an investor relating to investments in a mutual fund and a hedge fund of funds.

The Company believes that the mutual fund investment at issue, which involved three round-trip transactions, did not violate the fund's prospectus, and the Company is confident that no investors in the mutual fund were harmed by the investment. A communication was sent on behalf of this officer to the investor that provided, among other things, that the investor would receive different terms than normal with respect to the hedge fund of funds investment. This variance of the terms of the hedge fund of funds investment was unauthorized and was rejected by management of the Company. This is the same officer who, as the Company disclosed in December 2003, had been placed on administrative leave and has subsequently left the Company.

In addition to the Massachusetts Administrative Proceeding referenced under "Mutual Fund Proceedings, Actions and Investigations" above, we have been informed during February 2004 that the Company and certain of its subsidiaries have been named in multiple lawsuits in different federal courts in Nevada, California and Florida, seeking class action status alleging violations of various federal securities laws, although the Company has not yet been served with the complaints in these lawsuits.

Various subsidiaries of the Company have also been named in multiple lawsuits filed in federal and state courts in Illinois alleging breach of duty with respect to the valuation of the portfolio securities of certain Templeton funds managed by such subsidiaries and seeking monetary damages and costs, as follows:

CULLEN V. TEMPLETON GROWTH FUND, INC. AND TEMPLETON GLOBAL ADVISORS LIMITED, Case No. 03-859 MJR, was filed on December 16, 2003 in the United States District Court for the Southern District of Illinois.

KWIATKOWSKI V. TEMPLETON GROWTH FUND, INC. AND TEMPLETON GLOBAL ADVISORS LIMITED, Case 03 L 785, was filed on December 17, 2003 in the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois.

BRADFISCH V. TEMPLETON FUNDS, INC. AND TEMPLETON GLOBAL ADVISORS LIMITED, Case 2003 L 001361, was filed on October 3, 2003 in the Circuit Court for the Third Judicial Circuit, Madison County, Illinois.

WOODBURY V. TEMPLETON GLOBAL SMALLER COMPANIES FUND, INC. AND TEMPLETON INVESTMENT COUNSEL, LLC, Case 2003 L 001362, was filed on October 3, 2003 in the Circuit Court for the Third Judicial Circuit, Madison County, Illinois.

KENERLEY V. TEMPLETON FUNDS, INC. AND TEMPLETON GLOBAL ADVISORS LIMITED, Case No. 03-770 GPM, was served on the defendants on November 25, 2003. The case was filed in the United States District Court for the Southern District of Illinois. This lawsuit alleges breaches of fiduciary duties imposed by Section 36(a) of the Investment Company Act of 1940 and pendant state law claims with respect to the valuation of Templeton World Fund's portfolio securities.

PARISE V. TEMPLETON FUNDS, INC. AND TEMPLETON GLOBAL ADVISORS LIMITED, Case No. 2003-L-002049, was filed on December 22, 2003 in the Circuit Court for the Third Judicial Circuit, Madison County, Illinois and was served on the defendants on February 13, 2004.

Management strongly believes that the claims made in each of these lawsuits are without merit and intends vigorously to defend against them.

Please also see the discussion of certain governmental proceedings and investigations in Note 12. "Commitments and Contingencies - Mutual Fund Proceedings, Actions and Investigations" of Notes to Consolidated Financial Statements included in Part I, Item 1 of this report.

Except for the matters described above, there have been no material developments in the litigation previously reported in our Annual Report on Form 10-K for the period ended September 30, 2003 as filed with the SEC on December 22, 2003. We are involved from time to time in litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect our business or financial position.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits: see Exhibit Index on page 35 to page 36.

(b)  Reports on Form 8-K:

     (i) Form 8-K filed on October 7, 2003 reporting under Item 5 "Other Events" and Item 7 "Financial Statements and Exhibits", a press release issued on October 1, 2003 by Registrant and Darby Overseas Investments, Ltd.

     (ii) Form 8-K furnished on October 23, 2003 reporting under Item 7 "Financial Statements and Exhibits" an earning press release, dated October 23, 2003, and including said press release as an Exhibit under
          Item 12 "Results of Operations and Financial Condition".

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FRANKLIN RESOURCES, INC.
                                    (Registrant)


Date:  February 17, 2004                 By:  /s/ JAMES R. BAIO
                                         -----------------
                                         James R. Baio
                                         Senior Vice President and
                                         Chief Financial Officer

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

Exhibit 4.3 Form of Liquid Yield Option Note due 2031 (Zero Coupon-Senior) (included in Exhibit 4.2 hereto)

Exhibit 4.4 Registration Rights Agreement between Franklin Resources, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch") dated May 11, 2001, incorporated by reference to the Registrant's Registration Statement on Form S-3, filed on August 6, 2001

Exhibit 4.5 Form of 3.7% Senior Notes due 2008 incorporated by reference to Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003, filed on May 12, 2003

Exhibit 12          Computations of ratios of earnings to fixed charges

Exhibit 31.1        Certification of Co-Chief Executive Officer

Exhibit 31.2        Certification of Co-Chief Executive Officer

Exhibit 31.3        Certification of Chief Financial Officer

Exhibit 32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

Exhibit 32.2 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

Exhibit 32.3 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)