Form 10-Q
period 2004-03-31
FRANKLIN RESOURCES INC
filed 2004-05-14
CIK 38777

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For Quarterly Period Ended March 31, 2004
                                       OR
[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Outstanding: 249,989,679 shares, common stock, par value $.10 per share, at April 30, 2004.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED                                                     THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                   MARCH 31,               MARCH 31,
(in thousands, except per share data)                          2004        2003        2004        2003
--------------------------------------------------------------------------------------------------------
OPERATING REVENUES:
  Investment management fees                               $499,595    $347,897    $954,103    $699,309
  Underwriting and distribution fees                        294,003     194,158     566,755     380,095
  Shareholder servicing fees                                 61,724      55,315     123,062     103,366
  Consolidated sponsored investment products income,
    net                                                       1,483          --       1,509          --
  Other, net                                                 17,836      15,765      35,381      35,816
--------------------------------------------------------------------------------------------------------
  Total operating revenues                                  874,641     613,135   1,680,810   1,218,586
--------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
  Underwriting and distribution                             264,368     173,068     510,247     341,915
  Compensation and benefits                                 197,139     160,809     386,343     319,927
  Information systems, technology and occupancy              68,413      71,404     138,061     143,999
  Advertising and promotion                                  31,935      24,226      53,167      46,870
  Amortization of deferred sales commissions                 24,997      17,040      47,445      33,085
  Amortization of intangible assets                           4,401       4,238       8,803       8,472
  Provision for governmental investigations, proceedings
    and actions                                              60,000          --      60,000          --
  September 11, 2001 recovery, net                          (30,277)         --     (30,277)         --
  Other                                                      28,455      22,644      58,951      45,157
--------------------------------------------------------------------------------------------------------
  Total operating expenses                                  649,431     473,429   1,232,740     939,425
--------------------------------------------------------------------------------------------------------
Operating income                                            225,210     139,706     448,070     279,161

OTHER INCOME (EXPENSES):
  Consolidated sponsored investment products gains, net       5,819          --       9,819          --
  Investment and other income                                28,946      15,558      45,137      27,861
  Interest expense                                           (7,799)     (3,037)    (14,910)     (6,069)
--------------------------------------------------------------------------------------------------------
     Other income, net                                       26,966      12,521      40,046      21,792
--------------------------------------------------------------------------------------------------------
Income before taxes on income and cumulative effect of
  an accounting change                                      252,176     152,227     488,116     300,953
Taxes on income                                              79,385      42,624     147,808      81,590
--------------------------------------------------------------------------------------------------------
Income before cumulative effect of an accounting
  change, net of tax                                        172,791     109,603     340,308     219,363
Cumulative effect of an accounting change, net of tax            --          --       4,779          --
--------------------------------------------------------------------------------------------------------
NET INCOME                                                 $172,791    $109,603    $345,087    $219,363
--------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE:
Income before cumulative effect of an accounting change       $0.69       $0.43       $1.37       $0.85
Cumulative effect of an accounting change                        --          --        0.02          --
--------------------------------------------------------------------------------------------------------
NET INCOME                                                    $0.69       $0.43       $1.39       $0.85
--------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE:
Income before cumulative effect of an accounting change       $0.68       $0.43       $1.35       $0.85
Cumulative effect of an accounting change                        --          --        0.02          --
--------------------------------------------------------------------------------------------------------
NET INCOME                                                    $0.68       $0.43       $1.37       $0.85
--------------------------------------------------------------------------------------------------------
Dividends per share                                          $0.085      $0.075      $0.170      $0.150

                  See accompanying notes to the consolidated financial statements.



FRANKLIN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
UNAUDITED

                                                                          MARCH 31,   SEPTEMBER 30,
(in thousands)                                                                 2004            2003
------------------------------------------------------------------------------------------------------

ASSETS
Current assets:
  Cash and cash equivalents                                              $2,392,665      $1,017,023
  Receivables                                                               442,086         338,292
  Investment securities, trading                                            165,612          41,379
  Investment securities, available-for-sale                                 411,687       1,480,554
  Prepaid expenses and other                                                 92,905          91,579
------------------------------------------------------------------------------------------------------
    Total current assets                                                  3,504,955       2,968,827
------------------------------------------------------------------------------------------------------

Banking/finance assets:
  Cash and cash equivalents                                                 156,915          36,672
  Loans held for sale, net                                                  113,074           3,006
  Loans receivable, net                                                     350,324         467,666
  Investment securities, available-for-sale                                 331,496         358,387
  Other                                                                      49,413          52,694
------------------------------------------------------------------------------------------------------
    Total banking/finance assets                                          1,001,222         918,425
------------------------------------------------------------------------------------------------------

Non-current assets:
  Investments, other                                                        314,669         280,356
  Deferred sales commissions                                                271,027         215,816
  Property and equipment, net                                               486,644         356,772
  Goodwill                                                                1,380,888       1,335,517
  Other intangible assets, net                                              680,190         684,281
  Receivable from banking/finance group                                      94,865         102,864
  Other                                                                     116,020         107,891
------------------------------------------------------------------------------------------------------
    Total non-current assets                                              3,344,303       3,083,497
------------------------------------------------------------------------------------------------------
    TOTAL ASSETS                                                         $7,850,480      $6,970,749
------------------------------------------------------------------------------------------------------

                  See accompanying notes to the consolidated financial statements.


FRANKLIN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
UNAUDITED

                                                                                MARCH 31,  SEPTEMBER 30,
(in thousands, except share data)                                                    2004           2003
-----------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Compensation and benefits                                                      $192,413       $225,446
  Current maturities of long-term debt                                            164,900            287
  Accounts payable and accrued expenses                                           183,398        112,630
  Commissions                                                                     120,545         95,560
  Income taxes                                                                     55,907         43,500
  Other                                                                            12,223         11,103
-----------------------------------------------------------------------------------------------------------
    Total current liabilities                                                     729,386        488,526
-----------------------------------------------------------------------------------------------------------

Banking/finance liabilities:
  Deposits                                                                        685,389        633,983
  Payable to parent                                                                94,865        102,864
  Other                                                                            63,165         65,133
-----------------------------------------------------------------------------------------------------------
    Total banking/finance liabilities                                             843,419        801,980
-----------------------------------------------------------------------------------------------------------

Non-current liabilities:
  Long-term debt                                                                1,157,828      1,108,881
  Deferred taxes                                                                  218,175        203,498
  Other                                                                            38,779         32,412
-----------------------------------------------------------------------------------------------------------
    Total non-current liabilities                                               1,414,782      1,344,791
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
    Total liabilities                                                           2,987,587      2,635,297
-----------------------------------------------------------------------------------------------------------

Minority interest                                                                  62,040         25,344

Commitments and contingencies (Note 13)
Stockholders' equity:
  Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued           --             --
  Common stock, $0.10 par value, 500,000,000 shares authorized;
    249,934,234 and 245,931,522 shares issued and outstanding, for March
    31, 2004 and September 30, 2003                                                24,993         24,593
  Capital in excess of par value                                                  260,513        108,024
  Retained earnings                                                             4,432,393      4,129,644
  Accumulated other comprehensive income                                           82,954         47,847
-----------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                 4,800,853      4,310,108
-----------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $7,850,480     $6,970,749
-----------------------------------------------------------------------------------------------------------

                  See accompanying notes to the consolidated financial statements.


FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
                                                                                SIX MONTHS ENDED
                                                                                    MARCH 31,
(in thousands)                                                                 2004            2003
------------------------------------------------------------------------------------------------------
NET INCOME                                                                 $345,087        $219,363

Adjustments to reconcile net income to net cash
  provided by operating activities:
(Increase) decrease in receivables, prepaid expenses and other              (94,360)         29,863
Deferred sales commission advances                                         (102,655)        (65,381)
Increase in other current liabilities                                           103           2,290
Provision for governmental investigations, proceedings and actions           60,000              --
Increase in deferred income taxes and taxes payable                           7,272           1,656
Increase in commissions payable                                              24,985             374
Decrease (increase) in accrued compensation and benefits                      9,986         (27,870)
Originations of loans held for sale, net                                   (110,068)             --
Depreciation and amortization                                                92,131          87,926
Net (gains) losses on disposal of assets                                    (13,090)          2,240
------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                   219,391         250,461
------------------------------------------------------------------------------------------------------

Purchase of investments                                                  (1,381,268)     (1,114,217)
Liquidation of investments                                                2,393,878         897,620
Purchase of banking/finance investments                                        (705)       (108,547)
Liquidation of banking/finance investments                                   36,128         168,596
Net proceeds from securitization of loans receivable                        226,527         124,989
Net origination of loans receivable                                        (105,666)       (198,589)
Additions of property and equipment, net                                     (7,445)        (31,909)
Acquisition of subsidiaries, net of cash acquired                           (69,904)             --
Insurance proceeds related to September 11, 2001 event                       32,487              --
------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                       1,124,032        (262,057)
------------------------------------------------------------------------------------------------------

Increase (decrease) in bank deposits                                         51,406         (13,382)
Exercise of common stock options                                            111,622             729
Net put option premiums and settlements                                          --           2,862
Dividends paid on common stock                                              (39,608)        (37,404)
Purchase of stock                                                           (14,697)       (133,322)
Increase in debt                                                             56,905          42,686
Payments on debt                                                            (13,166)         (6,291)
------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                         152,462        (144,122)
------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                          1,495,885        (155,718)
Cash and cash equivalents, beginning of period                            1,053,695         980,604
------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $2,549,580        $824,886
------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
  Value of common stock issued, principally restricted stock                $47,209         $28,376
  Total assets related to the consolidation of certain sponsored
    investment products and a lessor trust                                  215,378              --
  Total liabilities related to the consolidation of certain sponsored
    investment products and a lessor trust                                  223,186              --
  Fair value of Darby assets acquired                                        29,561              --
  Fair value of Darby liabilities assumed                                     4,596              --

                  See accompanying notes to the consolidated financial statements.

                            FRANKLIN RESOURCES, INC.
                   Notes to Consolidated Financial Statements
                                 March 31, 2004
                                   (Unaudited)

1.   BASIS OF PRESENTATION
     ---------------------

     We have prepared these unaudited interim financial statements of Franklin Resources, Inc. and its consolidated subsidiaries in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Under these rules and regulations, we have shortened or omitted some information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles. We believe that we have made all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown. All adjustments are normal and recurring. You should read these financial statements together with our audited financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2003. Certain amounts for the comparative prior year periods have been reclassified to conform to the financial presentation for and at the periods ended March 31, 2004.

2.   NEW ACCOUNTING STANDARDS
     ------------------------

     In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). Under FIN 46, a variable interest entity ("VIE") is an entity in which the equity investment holders have not contributed sufficient capital to finance the activities of the VIE or the equity investment holders do not have defined rights and obligations normally associated with an equity investment. FIN 46 requires consolidation of a VIE by the enterprise that has the majority of the risks and rewards of ownership, referred to as the primary beneficiary. The consolidation and disclosure provisions of FIN 46 were effective immediately for VIEs created after January 31, 2003. Effective July 1, 2003, six of our sponsored investment products created after January 31, 2003 were consolidated in our financial statements.

     In December 2003, the FASB published FASB Interpretation No. 46, "Consolidation of Variable Interest Entities (revised December 2003)" ("FIN 46-R"), clarifying FIN 46 and exempting certain entities from the provisions of FIN 46. Generally, application of FIN 46-R is required in financial statements of public entities that have interests in structures commonly referred to as special-purpose entities for periods ending after December 15, 2003, and, for other types of VIEs, for periods ending after March 15, 2004. We early adopted FIN 46-R as of December 31, 2003, and, as a result, we recognized a cumulative effect of an accounting change, net of tax, of $4.8 million as of this date to reflect the accumulated retained earnings of VIEs in which we became an interest holder prior to February 1, 2003 (see Notes 7 and 13).

     In December 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106" ("SFAS 132"). SFAS 132 revises employers' disclosures about pension plans and other post-retirement benefits plans and requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit post-retirement plans. SFAS 132 is effective for financial statements relating to fiscal years ending after December 15, 2003. The interim-period disclosure requirements for SFAS 132 were effective for interim periods beginning after December 15, 2003 (see Note 12).

3.   ACQUISITIONS
     ------------

     On October 1, 2003, we acquired the remaining 87.3% interest in Darby Overseas Investments, Ltd. and Darby Overseas Partners, L.P. (collectively "Darby") that we did not own for an additional cash investment of approximately $75.9 million. The acquisition cost was allocated to tangible net assets acquired ($30.9 million), definite-lived management contracts ($3.4 million) and goodwill ($41.6 million). These definite-lived intangible assets are being amortized over the remaining contractual life of the sponsored investment products, ranging from one to eight years. At September 30, 2003, Darby had approximately $0.9 billion in assets under management relating to private equity, mezzanine and emerging markets fixed-income products.

4.   COMPREHENSIVE INCOME
     --------------------

     The following table computes comprehensive income.


                                                            THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                 MARCH 31,               MARCH 31,
     (in thousands)                                          2004        2003        2004       2003
     -------------------------------------------------------------------------------------------------

     Net income                                          $172,791    $109,603    $345,087   $219,363
     Net unrealized gain (loss) on available-for-sale
       securities, net of tax                               1,194      (4,629)     18,971      3,155
     Foreign currency translation adjustments               4,030       3,464      16,819     11,221
     Minimum pension liability adjustment                      --          --        (683)        --
     -------------------------------------------------------------------------------------------------
     COMPREHENSIVE INCOME                                $178,015    $108,438    $380,194   $233,739
     -------------------------------------------------------------------------------------------------

5.   EARNINGS PER SHARE
     ------------------

     We computed earnings per share as follows:

                                                            THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                 MARCH 31,              MARCH 31,
     (in thousands, except per share data)                   2004        2003        2004      2003
     -------------------------------------------------------------------------------------------------

     Net income                                          $172,791    $109,603    $345,087  $219,363
     -------------------------------------------------------------------------------------------------

     Weighted-average shares outstanding - basic          249,549     257,023     248,649   257,315
     Incremental shares from assumed conversions            3,274         631       2,939       603
     -------------------------------------------------------------------------------------------------
       Weighted-average shares outstanding - diluted      252,823     257,654     251,588   257,918
     -------------------------------------------------------------------------------------------------

     BASIC EARNINGS PER SHARE:
     Income before cumulative effect of an accounting
       change                                               $0.69       $0.43       $1.37     $0.85
     Cumulative effect of an accounting change                 --          --        0.02        --
     -------------------------------------------------------------------------------------------------
       Net income                                           $0.69       $0.43       $1.39     $0.85
     -------------------------------------------------------------------------------------------------

     DILUTED EARNINGS PER SHARE:
     Income before cumulative effect of an accounting
       change                                               $0.68       $0.43       $1.35     $0.85
     Cumulative effect of an accounting change                 --          --        0.02        --
     -------------------------------------------------------------------------------------------------
       Net income                                           $0.68       $0.43       $1.37     $0.85
     -------------------------------------------------------------------------------------------------

6.   EMPLOYEE STOCK OPTION AND INVESTMENT PLANS
     ------------------------------------------

     Under our stock option plan, we may award options to some employees. In addition, we have a qualified, non-compensatory employee stock investment plan ("ESIP") allowing eligible participants to buy our common stock at 90% of its market value on defined dates and to receive a 50% match of the shares purchased if held for a defined period. We account for these plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no compensation costs are recognized with respect to stock options granted that have an exercise price equal to the market value of the underlying stock at the date of grant, or with respect to shares purchased at a discount under the ESIP. Matching grants provided to ESIP participants, however, are recognized as expenses during the required holding period.

     If we had determined compensation costs for our stock option plans and the discount available on our ESIP based upon fair values at the grant dates in accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", our net income and earnings per share would have been reduced to the pro forma amounts indicated below. For pro forma purposes, the estimated fair value of options was calculated using the Black-Scholes option-pricing model and is amortized over the options' vesting periods.


                                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                                                      MARCH 31,                    MARCH 31,
     (in thousands)                               2004           2003          2004           2003
     ------------------------------------------------------------------------------------------------

     Net income, as reported                  $172,791       $109,603      $345,087       $219,363
     Less: stock-based compensation
       expense determined under the fair value
       method, net of tax                      (12,186)       (17,414)      (22,992)       (33,949)
     ------------------------------------------------------------------------------------------------
     PRO FORMA NET INCOME                     $160,605        $92,189      $322,095       $185,414
     ------------------------------------------------------------------------------------------------
     BASIC EARNINGS PER SHARE:
       As reported                               $0.69          $0.43         $1.39          $0.85
       Pro forma                                  0.64           0.36          1.30           0.72
     DILUTED EARNINGS PER SHARE:
       As reported                               $0.68          $0.43         $1.37          $0.85
       Pro forma                                  0.64           0.36          1.28           0.72
     ------------------------------------------------------------------------------------------------

7.   CONSOLIDATED SPONSORED INVESTMENT PRODUCTS
     ------------------------------------------

     The following tables present the effect on our consolidated results of operations and financial position of consolidating majority-owned sponsored investment products.


                                                              THREE MONTHS ENDED MARCH 31, 2004
                                                   --------------------------------------------------
                                                   BEFORE CONSOLIDATION    SPONSORED
                                                           OF SPONSORED   INVESTMENT
     (in thousands)                                 INVESTMENT PRODUCTS     PRODUCTS   CONSOLIDATED
     ------------------------------------------------------------------------------------------------
     OPERATING REVENUES:
     Investment management fees                                $500,229        $(634)      $499,595
     Underwriting and distribution fees                         294,003           --        294,003
     Shareholder servicing fees                                  61,724           --         61,724
     Consolidated sponsored investment products income, net          --        1,483          1,483
     Other, net                                                  17,836           --         17,836
     ------------------------------------------------------------------------------------------------
     Total operating revenues                                   873,792          849        874,641
     ------------------------------------------------------------------------------------------------
     OPERATING EXPENSES                                         649,431           --        649,431
     ------------------------------------------------------------------------------------------------
     Operating income                                           224,361          849        225,210
     ------------------------------------------------------------------------------------------------
     OTHER INCOME (EXPENSES):
     Consolidated sponsored investment product gains, net            --        5,819          5,819
     Investment and other income                                 30,505       (1,559)        28,946
     Interest expense                                            (7,799)         --          (7,799)
     ------------------------------------------------------------------------------------------------
     Other income, net                                           22,706        4,260         26,966
     ------------------------------------------------------------------------------------------------
     Income before taxes on income and cumulative effect of
       an accounting change                                     247,067        5,109        252,176
     Taxes on income                                             77,904        1,481         79,385
     ------------------------------------------------------------------------------------------------
     Income before cumulative effect of an accounting change,
       net of tax                                               169,163        3,628        172,791
     Cumulative effect of an accounting change, net of tax           --           --             --
     ------------------------------------------------------------------------------------------------
     NET INCOME                                                $169,163       $3,628       $172,791
     ------------------------------------------------------------------------------------------------


                                                               SIX MONTHS ENDED MARCH 31, 2004
                                                   --------------------------------------------------
                                                    BEFORE CONSOLIDATION    SPONSORED
                                                            OF SPONSORED   INVESTMENT
     (in thousands)                                  INVESTMENT PRODUCTS     PRODUCTS  CONSOLIDATED
     ------------------------------------------------------------------------------------------------
     OPERATING REVENUES:
     Investment management fees                                 $954,875        $(772)     $954,103
     Underwriting and distribution fees                          566,757           (2)      566,755
     Shareholder servicing fees                                  123,076          (14)      123,062
     Consolidated sponsored investment products income, net           --        1,509         1,509
     Other, net                                                   35,381           --        35,381
     ------------------------------------------------------------------------------------------------
     Total operating revenues                                  1,680,089          721     1,680,810
     ------------------------------------------------------------------------------------------------
     OPERATING EXPENSES                                        1,232,740           --     1,232,740
     ------------------------------------------------------------------------------------------------
     Operating income                                            447,349          721       448,070
     ------------------------------------------------------------------------------------------------
     OTHER INCOME (EXPENSES):
     Consolidated sponsored investment product gains, net             --        9,819         9,819
     Investment and other income                                  48,247       (3,110)       45,137
     Interest expense                                            (14,910)          --       (14,910)
     ------------------------------------------------------------------------------------------------
     Other income, net                                            33,337        6,709        40,046
     ------------------------------------------------------------------------------------------------
     Income before taxes on income and cumulative effect of
       an accounting change                                      480,686        7,430       488,116
     Taxes on income                                             145,654        2,154       147,808
     ------------------------------------------------------------------------------------------------
     Income before cumulative effect of an accounting change,
       net of tax                                                335,032        5,276       340,308
     Cumulative effect of an accounting change, net of tax        (3,189)       7,968         4,779
     ------------------------------------------------------------------------------------------------
     NET INCOME                                                 $331,843      $13,244      $345,087
     ------------------------------------------------------------------------------------------------


                                                                    AS OF MARCH 31, 2004
                                                   --------------------------------------------------
                                                   BEFORE CONSOLIDATION    SPONSORED
                                                           OF SPONSORED   INVESTMENT
     (in thousands)                                 INVESTMENT PRODUCTS     PRODUCTS   CONSOLIDATED
     ------------------------------------------------------------------------------------------------
     ASSETS
     Current assets                                          $3,442,046      $62,909     $3,504,955
     Banking/finance assets                                   1,001,222           --      1,001,222
     Non-current assets                                       3,344,303           --      3,344,303
     ------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                            $7,787,571      $62,909     $7,850,480
     ------------------------------------------------------------------------------------------------
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities                                       $704,237      $25,149       $729,386
     Banking/finance liabilities                                843,419           --        843,419
     Non-current liabilities                                  1,414,782           --      1,414,782
     ------------------------------------------------------------------------------------------------
     Total liabilities                                        2,962,438       25,149      2,987,587
     Minority interest                                           24,280       37,760         62,040
     Total stockholders' equity                               4,800,853           --      4,800,853
     ------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $7,787,571      $62,909     $7,850,480
     ------------------------------------------------------------------------------------------------


8.   CASH AND CASH EQUIVALENTS
     -------------------------

     Cash and cash equivalents consist of the following:

                                                                                MARCH 31,   SEPTEMBER 30,
     (in thousands)                                                                  2004            2003
     -------------------------------------------------------------------------------------------------------

     Cash and due from banks                                                     $820,031        $260,530
     Federal funds sold and securities purchased under agreements to resell       109,968           3,741
     Money market funds, time deposits and other                                1,619,581         789,424
     -------------------------------------------------------------------------------------------------------
     TOTAL                                                                     $2,549,580      $1,053,695
     -------------------------------------------------------------------------------------------------------

     Federal Reserve Board regulations required reserve balances of $1.8 million at March 31, 2004 and $1.5 million at September 30, 2003.

9.   SECURITIZATION OF LOANS RECEIVABLE
     ----------------------------------

     From time to time, we enter into auto loan securitization transactions with qualified special purpose entities and record these transactions as sales. The following table shows details of auto loan securitization transactions.


                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                                      MARCH 31,                     MARCH 31,
     (in thousands)                               2004           2003           2004           2003
     -------------------------------------------------------------------------------------------------

     Gross sale proceeds                       $46,715             $--      $231,786       $131,620
     Less:  net carrying  amount of loans sold  45,230              --       226,068        126,104
     -------------------------------------------------------------------------------------------------
     PRE-TAX GAIN                               $1,485             $--        $5,718         $5,516
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

     We generally estimate fair value based on the present value of future expected cash flows. The key assumptions used in the present value calculations of our securitization transactions at the date of securitization were as follows:


                                                         THREE MONTHS ENDED        SIX MONTHS ENDED
                                                               MARCH 31,               MARCH 31,
                                                            2004       2003        2004        2003
     -------------------------------------------------------------------------------------------------

     Excess cash flow discount rate (annual rate)          12.0%         --       12.0%       12.0%
     Cumulative life loss rate                              3.4%         --        3.4%        4.3%
     Pre-payment speed assumption (average monthly rate)    1.8%         --        1.8%        1.8%
    -------------------------------------------------------------------------------------------------

     We determined these assumptions using data from comparable transactions, historical information and management's estimate. Interest-only strip receivables are generally restricted assets and subject to limited recourse provisions.

     We generally estimate the fair value of the interest-only strips at each period-end based on the present value of future expected cash flows, consistent with the methodology used at the date of securitization. The following shows the carrying value and the sensitivity of the interest-only strip receivable to hypothetical adverse changes in the key economic assumptions used to measure fair value:


                                                                          MARCH 31,   SEPTEMBER 30,
     (in thousands)                                                            2004            2003
     -----------------------------------------------------------------  --------------- ---------------

     CARRYING AMOUNT/FAIR VALUE OF INTEREST-ONLY STRIPS                     $35,741         $36,010
     --------------------------------------------------

     EXCESS CASH FLOW DISCOUNT RATE (ANNUAL RATE)                             12.0%           12.0%
     --------------------------------------------
        Impact on fair value of 10% adverse change                            $(486)          $(493)
        Impact on fair value of 20% adverse change                             (958)           (971)

     CUMULATIVE LIFE LOSS RATE                                                 3.9%            3.9%
     -------------------------
        Impact on fair value of 10% adverse change                          $(2,390)        $(2,412)
        Impact on fair value of 20% adverse change                           (4,780)         (4,725)

     PRE-PAYMENT SPEED ASSUMPTION (AVERAGE MONTHLY RATE)                       1.8%            1.8%
     ---------------------------------------------------
        Impact on fair value of 10% adverse change                          $(3,363)        $(3,505)
        Impact on fair value of 20% adverse change                           (6,442)         (7,051)
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

                                                         THREE MONTHS ENDED        SIX MONTHS ENDED
                                                              MARCH 31,                MARCH 31,
     (in thousands)                                       2004         2003         2004       2003
     -------------------------------------------------------------------------------------------------

     Servicing fees received                            $3,708       $2,696       $6,797     $5,069
     Other cash flows received                           5,239        4,266       10,704      9,132
     Purchase of loans from trusts                      11,459       10,363       11,837     10,363
     -------------------------------------------------------------------------------------------------

     Amounts payable to the trustee related to loan principal and interest collected on behalf of the trusts of $39.0 million at March 31, 2004, and $34.4 million at September 30, 2003, are included in other banking/finance liabilities.

     The securitized loan portfolio that we manage and the related delinquencies were as follows:

                                                                          MARCH 31,   SEPTEMBER 30,
     (in thousands)                                                            2004            2003
     -------------------------------------------------------------------------------------------------

     Securitized loans held by securitization trusts                       $718,971        $680,695
     Delinquencies                                                           10,506          12,911
     -------------------------------------------------------------------------------------------------

     Net charge-offs on the securitized loan portfolio were $3.7 million and $8.8 million for the three and six months ended March 31, 2004 and $3.0 million and $6.0 million for the three and six months ended March 31, 2003.

10.  GOODWILL AND OTHER INTANGIBLE ASSETS
     ------------------------------------

     Intangible assets, other than goodwill were as follows:

                                                   GROSS CARRYING      ACCUMULATED     NET CARRYING
     (in thousands)                                        AMOUNT     AMORTIZATION           AMOUNT
     -------------------------------------------------------------------------------------------------

     BALANCE, MARCH 31, 2004
     Amortized intangible assets:
       Customer base                                     $232,956         $(46,866)        $186,090
       Other                                               34,932          (20,691)          14,241
     -------------------------------------------------------------------------------------------------
                                                          267,888          (67,557)         200,331

     Non-amortized intangible assets:
       Management contracts                               479,859               --          479,859
     -------------------------------------------------------------------------------------------------
        TOTAL                                            $747,747         $(67,557)        $680,190
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
    -------------------------------------------------------------------------------------------------

     Estimated amortization expense for each of the next 5 fiscal years is as follows:

                                                     FOR THE FISCAL YEARS ENDING
     (in thousands)                                                SEPTEMBER 30,
     -------------------------------------------- ------------------------------

     2004                                                                $17,227
     2005                                                                 17,227
     2006                                                                 17,227
     2007                                                                 17,227
     2008                                                                 17,227
     -------------------------------------------- ------------------------------

     The change in the carrying value of goodwill was as follows:

     (in thousands)
     ---------------------------------------------------------------------------

     Goodwill as of September 30, 2003                                $1,335,517
     Darby acquisition (see Note 3)                                       41,553
     Foreign currency movements                                            3,818
     ---------------------------------------------------------------------------
     GOODWILL AS OF MARCH 31, 2004                                    $1,380,888
     ---------------------------------------------------------------------------

     All of our goodwill and intangible assets, including those arising from the purchase of Fiduciary Trust Company International ("Fiduciary Trust") in April 2001, relate to our investment management operating segment. Non-amortized intangible assets represent the value of management contracts related to certain of our sponsored investment products that are indefinite-lived. During the quarter ended March 31, 2004, we completed our annual impairment testing of goodwill and indefinite-lived intangible assets under the guidance set out in SFAS No. 142, "Goodwill and Other Intangible Assets", and we determined that there was no impairment in the value of these assets as of October 1, 2003.

11.  DEBT
     ----

     Outstanding debt consisted of the following:

                                                                           MARCH 31,   SEPTEMBER 30,
     (in thousands)                                                             2004            2003
     -------------------------------------------------------------------------------------------------

     SHORT-TERM:
      Federal Home Loan Bank advances                                        $12,000         $14,500
      Current maturities of long-term debt                                   164,900             287
     ----------------------------------------------------------------- --------------- ---------------
                                                                             176,900          14,787
     LONG-TERM:
      Convertible Notes (including accrued interest)                         525,190         520,325
      Medium Term Notes                                                      420,000         420,000
      Other                                                                  212,638         168,556
     ----------------------------------------------------------------- --------------- ---------------
                                                                           1,157,828       1,108,881
     ----------------------------------------------------------------- --------------- ---------------
     TOTAL DEBT                                                           $1,334,728      $1,123,668
     ----------------------------------------------------------------- --------------- ---------------

     Federal Home Loan Bank advances are included in other liabilities of the banking/finance operating segment. On December 31, 2003, we recognized a $164.9 million five-year note facility that was used to finance the construction of our corporate headquarters campus under the guidance of FIN 46-R. The facility expires in September 2004 and will continue to be classified as a current liability until it is refinanced or repaid.

     In May 2001, we received approximately $490.0 million in net proceeds from the sale of $877.0 million principal amount at maturity of zero-coupon convertible senior notes due 2031 (the "Convertible Notes"). The Convertible Notes, which were offered to qualified institutional buyers only, carry an interest rate of 1.875% per annum, with an initial conversion premium of 43%. Each of the $1,000 (principal amount at maturity) Convertible Notes is convertible into 9.3604 shares of our common stock, when the price of our stock reaches certain thresholds. We may redeem the Convertible Notes for cash on or after May 11, 2006 at their accreted value. On May 12, 2003, at the option of the holders, we repurchased Convertible Notes with a face value of $5.9 million principal amount at maturity, for their accreted value of $3.5 million in cash. In addition, on May 12, 2004, we repurchased $11 thousand face value of the Convertible Notes at their accreted value. We may have to make additional repurchases, at the option of the holders, on May 11 of 2006, 2011, 2016, 2021 and 2026. In this event, we may choose to repay the accreted value of the Convertible Notes in cash or shares of our common stock. The amount that will be redeemed by the holders, depends on, among other factors, the performance of our common stock.

     In April 2003, we completed the sale of five-year senior notes due April 15, 2008 totaling $420.0 million ("Medium Term Notes"). The Medium Term Notes, which were offered to qualified institutional buyers only, carry an interest rate of 3.7% and are not redeemable prior to maturity by either us or the note holders. Interest payments are due semi-annually.

     Other long-term debt consists primarily of deferred commission liabilities recognized in relation to U.S. deferred commission assets financed by Lightning Finance Company Limited ("LFL") that were not sold by LFL in a securitization transaction as of March 31, 2004 and September 30, 2003.

12.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS
     ------------------------------------------

     Fiduciary Trust has a noncontributory retirement plan (the "Retirement Plan") covering substantially all its employees hired before we acquired it. Fiduciary Trust also maintains a nonqualified supplementary executive retirement plan ("SERP") to pay defined benefits in excess of limits imposed by Federal tax law to participants in the retirement plan who attain age 55 and ten years of service as of the plan termination date. In April 2003, the Board of Directors of Fiduciary Trust approved a resolution to terminate both the Retirement Plan and the SERP as of June 30, 2003. In December 2003, Fiduciary Trust filed for approval of the Retirement Plan termination with the Internal Revenue Service. Since Fiduciary Trust has not been notified that the Internal Revenue Service has approved the Retirement Plan termination, a curtailment gain (loss) has not yet been recorded in accordance with Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits".

     In addition to these pension plans, Fiduciary Trust sponsors a defined benefit healthcare plan that provides post-retirement medical benefits to full-time employees who have worked ten years and attained age 55 while in the service of Fiduciary Trust, or have met alternate eligibility criteria. The defined benefit healthcare plan was closed to new entrants in April 2003.

     The following table summarizes the components of net periodic benefit cost for the Retirement Plan and SERP, under pension benefits, and for the defined healthcare plan, under other benefits.

                                                    PENSION BENEFITS               OTHER BENEFITS
                                           ------------------------------------------------------------
                                                   THREE MONTHS ENDED            THREE MONTHS ENDED
                                                       MARCH 31,                     MARCH 31,
     (in thousands)                               2004            2003           2004           2003
     --------------------------------------------------------------------------------------------------

     Service cost                                  $--            $242            $12             $7
     Interest cost                                 391             323            101             80
     Expected return on plan assets               (226)           (193)            --             --
     Amortization of prior service costs            --             (32)            64             --
     Amortization of net (gain) loss                67             950             17             --
     --------------------------------------------------------------------------------------------------
     NET PERIODIC BENEFIT COST                    $232          $1,290           $194            $87
     --------------------------------------------------------------------------------------------------

     In the six months ended March 31, 2004, we have not made any contribution to the Retirement Plan. Based on our most recent valuation, we anticipate that we will contribute an additional $10.3 million to the Retirement Plan and an additional $4.2 million to the SERP, when final approval of the Retirement Plan termination is received from the Internal Revenue Service. We accrued the benefit liability for this anticipated funding in our financial statements as of the fiscal year ended September 30, 2003.

13.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

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

     On December 31, 2003, we consolidated the lessor trust under the provisions of FIN 46-R and recognized, as a current liability, the loan principal of $164.9 million and minority interest of $5.1 million, which, in total, represent the amount used to finance the construction of our corporate headquarters campus and our maximum contingent liability under the agreements.

     In relation to the auto loan securitization transactions that we have entered into with a number of qualified special purpose entities, we are obligated to cover shortfalls in amounts due to the holders of the notes up to certain levels as specified under the related agreements. As of March 31, 2004, the maximum potential amount of future payments was $18.0 million relating to guarantees made prior to January 1, 2003. In addition, our consolidated balance sheet at March 31, 2004 included a $0.3 million liability to reflect obligations arising from auto securitization transactions subsequent to December 31, 2002.

     At March 31, 2004, our banking/finance operating segment had issued financial standby letters of credit totaling $2.5 million on which beneficiaries would be able to draw upon in the event of non-performance by our customers, primarily in relation to lease and lien obligations of these banking customers. These standby letters of credit, issued prior to January 1, 2003, were secured by marketable securities with a fair value of $3.2 million as of March 31, 2004 and commercial real estate.

     GOVERNMENTAL  INVESTIGATIONS,  PROCEEDINGS  AND  ACTIONS

     MASSACHUSETTS ADMINISTRATIVE PROCEEDING. On February 4, 2004, the Securities Division of the Office of the Secretary of the Commonwealth of Massachusetts filed an administrative complaint against Franklin Resources, Inc. and certain of its subsidiaries (the "Company") claiming violations of the Massachusetts Uniform Securities Act ("Massachusetts Act") with respect to an alleged arrangement to permit market timing (the "Mass Proceeding"). On February 14, 2004, the Company filed an answer denying all violations of the Massachusetts Act.

     GOVERNMENTAL INVESTIGATIONS. As part of ongoing investigations by the SEC, the U.S. Attorney for the Northern District of California, the New York Attorney General, the California Attorney General, the U.S. Attorney for the District of Massachusetts, the Florida Department of Financial Services and the Commissioner of Securities, the West Virginia Attorney General and the Vermont Department of Banking, Insurance, Securities, and Health Care Administration, relating to certain practices in the mutual fund industry, including late trading, market timing and payments to securities dealers who sell fund shares, the Company and its subsidiaries, as well as certain current or former executives and employees of the Company, have received requests for information and/or subpoenas to testify or produce documents. The Company and its current employees are providing documents and information in response to these requests and subpoenas. In addition, the Company has responded to requests for similar kinds of information from regulatory authorities in some of the foreign countries where the Company conducts its global asset management business.

     The staff of the SEC has informed the Company that it intends to recommend that the SEC authorize a civil injunctive action against Franklin Advisers, Inc., a subsidiary of the Company. The SEC's investigation is focused on the activities that are the subject of the Mass Proceeding described above and other instances of alleged market timing by a limited number of third parties that ended in 2000. The Company currently believes that the charges the SEC staff is contemplating are unwarranted. There are discussions underway with the SEC staff in an effort to resolve the issues raised in their investigation and, although there can be no assurance, a resolution of such issues may be reached with the SEC staff in the coming quarter. In the three months ended March 31, 2004, the Company recorded a charge to income of $60 million, which represents the costs that can be currently estimated related to ongoing governmental investigations, proceedings and actions.

     Separately, in response to requests for information and subpoenas from the SEC and the California Attorney General, the Company has provided documents and testimony has been taken relating to payments to securities dealers who sell shares of the Franklin, Templeton and Mutual Series U.S. Funds (each a "Fund" and together, "Funds"). Effective November 28, 2003, the Company determined not to direct any further brokerage commissions where the allocation is based, not only on best execution, but also on the sale of Fund shares, which determination may have an adverse impact on the Company.

     INTERNAL INQUIRIES. The Company also has conducted its own internal fact-finding inquiry with the assistance of outside counsel to determine whether any shareholders of the Funds, including Company employees, were permitted to engage in late trading or in market timing transactions contrary to the policies of the affected Fund and, if so, the circumstances and persons involved. The Company's internal inquiry regarding market timing and late trading is substantially complete. We have not found any late trading problems, but we have identified various instances of frequent trading. One officer of a subsidiary of the Company had been placed on administrative leave and subsequently resigned from his position with the Company.

     As previously disclosed, the Company also has identified some instances of frequent trading in shares of certain Funds by a few current or former employees in their personal 401(k) plan accounts. These individuals included one trader and one officer of the Funds. Pending our further inquiry, these two individuals were placed on administrative leave and the officer resigned from his positions with the Funds. We have found no instances of inappropriate mutual fund trading by any portfolio manager, investment analyst or officer of Franklin Resources, Inc. The independent directors of the Funds and the Company also retained independent outside counsel to review these matters and to report their findings and recommendations. Based on independent counsel's findings and recommendations, the Company has reinstated the trader. The independent counsel has concluded that some instances of the former Fund officer's trading violated Company policy and recommended appropriate disciplinary action. The former Fund officer has subsequently resigned as an employee of the Company. The Company does not believe there were any losses to the Funds as a result of this trading.

     OTHER LEGAL PROCEEDINGS

     In addition, the Company and certain of its subsidiaries and current and former officers, employees, and directors have been named in multiple lawsuits in different federal courts in Nevada, California, Illinois, New York, New Jersey, and Florida, alleging violations of various federal securities laws and seeking, among other things, monetary damages and costs. Specifically, the lawsuits claim breach of duty with respect to alleged arrangements to permit market timing and/or late trading activity, or breach of duty with respect to the valuation of the portfolio securities of certain Templeton funds managed by Company subsidiaries, resulting in alleged market timing activity. The majority of these lawsuits duplicate, in whole or in part, the allegations asserted in the Mass Proceeding detailed above. The lawsuits are styled as class actions or derivative actions on behalf of either the named Funds or the Company.

     Management strongly believes that the claims made in each of these lawsuits, as more specifically described below, are without merit and intends to vigorously defend against them.

     To date, more than 240 similar lawsuits against 18 different mutual fund companies have been filed in federal court districts throughout the country. Because these cases involve common questions of fact, the Judicial Panel on Multidistrict Litigation (the "Judicial Panel") ordered the creation of a multidistrict litigation, entitled "In re Mutual Funds
     Investment Litigation," and transferred similar cases from different districts to a single district (the United States District Court for the District of Maryland) for coordinated or consolidated pretrial proceedings (the "MDL").

     As of May 12, 2004, the following lawsuits are pending against the Company and have been transferred or conditionally transferred to the MDL:

     Kenerley v. Templeton Funds, Inc., et al., Case No. 03-770 GPM, filed on November 19, 2003 in the United States District Court for the Southern District of Illinois; Cullen v. Templeton Growth Fund, Inc., et al., Case No. 03-859 MJR, filed on December 16, 2003 in the United States District Court for the Southern District of Illinois and transferred to the United States District Court for the Southern District of Florida on March 29, 2004; Alexander v. Franklin AGE High Income Fund, et al., Case No. C 04 0639 SC, filed on February 17, 2004 in the United States District Court for the Northern District of California; Jaffe v. Franklin AGE High Income Fund, et al., Case No. CV-S-04-0146-PMP-RJJ, filed on February 6, 2004 in the United States District Court for the District of Nevada; Lum v. Franklin Resources, Inc., et al., Case No. C 04 0583 JSW, filed on February 11, 2004 in the United States District Court for the Northern District of California; Fischbein v. Franklin AGE High Income Fund, et al., Case No. C 04 0584 JSW, filed on February 11, 2004 in the United States District Court for the Northern District of California; Beer v. Franklin AGE High Income Fund, et al., Case No. 8:04-CV-249-T-26 MAP, filed on February 11, 2004 in the United States District Court for the Middle District of Florida; Bennett v. Franklin Resources, Inc., et al., Case No. CV-S-04-0154-HDM-RJJ, filed on February 12, 2004 in the United States District Court for the District of Nevada; Dukes v. Franklin AGE High Income Fund, et al., Case
     No. C 04 0598 MJJ, filed on February 12, 2004, in the United States District Court for the Northern District of California; McAlvey v. Franklin Resources, Inc., et al., Case No. C 04 0628 PJH, filed on February 13, 2004 in the United States

     District Court for the Northern District of California; Hugh Sharkey IRA/RO
     v. Franklin Resources, Inc., et al., Case No. 04 CV 1330, filed on February 18, 2004 in the United States District Court for the Southern District of New York; Hertz v. Burns, et al., Case No. 04 CV 02489, filed on March 30, 2004 in the United States District Court for the Southern District of New York.

     The Company is awaiting the Judicial Panel's decision whether to transfer to the MDL the following additional federal lawsuits involving similar or identical allegations:

     D'Alliessi, et al. v. Franklin AGE High Income Fund, et al., Case No. C 04 0865 SC, filed on March 3, 2004 in the United States District Court for the Northern District of California; Marcus v. Franklin Resources, Inc., et al., Case No. C 04 0901 JL, filed on March 5, 2004 in the United States District Court for the Northern District of California; Banner v. Franklin Resources, Inc., et al., Case No. C 04 0902 JL, filed on March 5, 2004 in the United States District Court for the Northern District of California; Denenberg v. Franklin Resources, Inc., et al., Case No. C 04 0984 EMC, filed on March 10, 2004 in the United States District Court for the Northern District of California.

     Plaintiffs in the MDL proceeding have until May 28, 2004 to file their consolidated complaint(s).

     As previously reported, various subsidiaries of the Company have also been named in multiple lawsuits filed in state courts in Illinois alleging breach of duty with respect to the valuation of the portfolio securities of certain Templeton funds managed by such subsidiaries and are as follows:

     Bradfisch v. Templeton Funds, Inc., et al., Case No. 2003 L 001361, filed on October 3, 2003 in the Circuit Court of the Third Judicial Circuit, Madison County, Illinois; Woodbury v. Templeton Global Smaller Companies Fund, Inc., et al., Case No. 2003 L 001362, filed on October 3, 2003 in the Circuit Court of the Third Judicial Circuit, Madison County, Illinois; Kwiatkowski v. Templeton Growth Fund, Inc., et al., Case No. 03 L 785, filed on December 17, 2003 in the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois; Parise v. Templeton Funds, Inc., et al., Case No. 2003 L 002049, filed on December 22, 2003 in the Circuit Court of the Third Judicial Circuit, Madison County, Illinois.

     These lawsuits are not subject to the MDL because they are state court actions.

     In addition, the Company and its subsidiaries, as well as certain current and former officers, employees, and directors, have been named in multiple lawsuits alleging violations of various securities laws and pendent state law claims relating to the disclosure of directed brokerage payments and payment of allegedly excessive commissions and advisory fees. These lawsuits are styled as class actions and derivative actions brought on behalf of certain funds, and are as follows:

     Stephen Alexander IRA v. Franklin Resources,  Inc., et al., Case No. 04-982
     (JLL), filed on March 2, 2004 in the United States District Court for the District of New Jersey; Strigliabotti v. Franklin Resources, Inc., et al., Case No. C 04 0883 SI, filed on March 4, 2004 in the United States District Court for the Northern District of California; Tricarico v. Franklin Resources, Inc., et al., Case No. CV-04-1052 (JAP), filed on March 4, 2004 in the United States District Court for the District of New Jersey; Miller
     v. Franklin Mutual Advisors, LLC, et al., Case No. 04-261 DRH, filed on April 16, 2004 in the United States District Court for the Southern District of Illinois.

     The Company cannot predict with certainty the eventual outcome of the foregoing Mass Proceeding, other governmental investigations or class actions or other lawsuits, nor whether they will have a material negative impact on the Company. Public trust and confidence are critical to the Company's business and any material loss of investor and/or client confidence could result in a significant decline in assets under management by the Company, which would have an adverse effect on future financial results. If the Company finds that it bears responsibility for any unlawful or inappropriate conduct that caused losses to our Funds, we are committed to making the Funds or their shareholders whole, as appropriate. The Company is committed to taking all appropriate actions to protect the interests of our Funds' shareholders.

     In addition, pending regulatory and legislative actions and reforms affecting the mutual fund industry may significantly increase the Company's costs of doing business and/or negatively impact its revenues, either of which could have a material negative impact on the Company's financial results.

     OTHER COMMITMENTS AND CONTINGENCIES

     Under FIN 46-R, we have determined that we are a significant variable interest holder in a number of sponsored investment products as well as in LFL, a company incorporated in Ireland whose sole business purpose is to finance our deferred commission assets. As of March 31, 2004, total assets of sponsored investment products in which we held a significant interest were approximately $1,299.9 million and our exposure to loss as a result of our interest in these products was $177.6 million. LFL had approximately $429.0 million in total assets at March 31, 2004. Our exposure to loss related to our investment in LFL was limited to the carrying value of our investment in and loans to LFL, and interest and fees receivable from LFL aggregating approximately $51.3 million. This amount represents our maximum exposure to loss and does not reflect our estimate of the actual losses that could result from adverse changes.

     In July 2003, we renegotiated an agreement to outsource management of our data center and distributed server operations, originally signed in February 2001. We may terminate the amended agreement any time after July 1, 2006 by incurring a termination charge. The maximum termination charge payable will depend on the termination date of the amended agreement, the service levels before our termination of the agreement, costs incurred by our service provider to wind-down the services and costs associated with assuming equipment leases. As of March 31, 2004, we estimate that the termination fee payable in July 2006, not including costs associated with assuming equipment leases, would approximate $14.0 million and would decrease each month for the subsequent two years, reaching a payment of approximately $2.2 million in July 2008.

     We lease office space and equipment under long-term operating leases. As of March 31, 2004, there were no material changes in leasing arrangements that would have a significant effect on future minimum lease payments reported in our Annual Report on Form 10-K for the period ended September 30, 2003.

     From time to time, we sell put options giving the purchaser the right to sell shares of our common stock to us at a specified price upon exercise of the options on the designated expiration dates if certain conditions are met. The likelihood that we will have to purchase our stock and the purchase price is contingent on the market value of our stock when the put option contract becomes exercisable. At March 31, 2004, there were no put options outstanding. The 1.4 million put options outstanding at December 31, 2003 expired unexercised in January 2004.

     At March 31, 2004, our banking/finance operating segment had commitments to extend credit aggregating $262.7 million, primarily under credit card lines.

14.  COMMON STOCK REPURCHASES
     ------------------------

     During the six months ended March 31, 2004, we purchased and retired 0.3 million shares at a cost of $14.7 million. At March 31, 2004, approximately
     14.3 million shares remained available for repurchase under board authorizations. During the six months ended March 31, 2003, we purchased and retired 4.3 million shares at a cost of $136.8 million. See also Part II, Item 2: Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

15.  SEGMENT INFORMATION
     -------------------

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

     Financial information for our two operating segments is presented in the table below. Operating revenues of the banking/finance segment are reported net of interest expense and provision for loan losses.

                                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                                         MARCH 31,                  MARCH 31,
     (in thousands)                                  2004          2003          2004         2003
     ------------------------------------------------------------------------------------------------

     OPERATING REVENUES:
     Investment management                       $859,824      $600,787    $1,651,243   $1,190,082
     Banking/finance                               14,817        12,348        29,567       28,504
     ------------------------------------------------------------------------------------------------
     TOTAL                                       $874,641      $613,135    $1,680,810   $1,218,586
     ------------------------------------------------------------------------------------------------

     INCOME BEFORE TAXES ON INCOME AND CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE:
     Investment management                       $244,708      $146,777      $472,769     $285,712
     Banking/finance                                7,468         5,450        15,347       15,241
     ------------------------------------------------------------------------------------------------
     TOTAL                                       $252,176      $152,227      $488,116     $300,953
     ------------------------------------------------------------------------------------------------

     Operating segment assets were as follows:

                                                      MARCH 31,    SEPTEMBER 30,
     (in thousands)                                        2004             2003
     ---------------------------------------------------------------------------

     Investment management                           $6,849,258       $6,052,324
     Banking/finance                                  1,001,222          918,425
     ---------------------------------------------------------------------------
     TOTAL                                           $7,850,480       $6,970,749
     ---------------------------------------------------------------------------

     Operating revenues of the banking/finance segment included above were as follows:

                                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                                         MARCH 31,                  MARCH 31,
     (in thousands)                                  2004          2003          2004         2003
     ------------------------------------------------------------------------------------------------

     Interest and fees on loans                    $6,493        $8,101       $13,768      $15,964
     Interest and dividends on investment
       securities                                   3,182         5,852         6,362       10,862
     ------------------------------------------------------------------------------------------------
     Total interest income                          9,675        13,953        20,130       26,826
     Interest on deposits                          (1,055)       (1,791)       (2,249)      (3,380)
     Interest on short-term debt                      (46)         (110)         (106)        (198)
     Interest expense - inter-segment                (224)         (605)         (713)      (1,409)
     ------------------------------------------------------------------------------------------------
     Total interest expense                        (1,325)       (2,506)       (3,068)      (4,987)
     Net interest income                            8,350        11,447        17,062       21,839
     Other income                                   7,301         4,234        17,380       13,215
     Provision for loan losses                       (834)       (3,333)       (4,875)      (6,550)
     ------------------------------------------------------------------------------------------------
     TOTAL OPERATING REVENUES                     $14,817       $12,348       $29,567      $28,504
     ------------------------------------------------------------------------------------------------

     Inter-segment interest payments from the banking/finance segment to the investment management segment are based on market rates prevailing at the inception of each loan. Inter-segment interest income and expense are not eliminated in our consolidated income statement.

16.  BANKING REGULATORY RATIOS
     -------------------------

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

     Quantitative measures established by regulation to ensure capital adequacy require us to maintain a minimum Tier 1 capital and Tier 1 leverage ratio (as defined in the regulations), as well as minimum Tier 1 and Total risk-based capital ratios (as defined in the regulations). Based on our calculations as of March 31, 2004, we exceeded the capital adequacy requirements applicable to us as listed below.


                                                     THREE MONTHS ENDED      MINIMUM FOR OUR CAPITAL
     (in thousands)                                      MARCH 31, 2004            ADEQUACY PURPOSES
     -------------------------------------------- ----------------------- ----------------------------

     Tier 1 capital                                          $2,819,130                          N/A
     Total risk-based capital                                 2,824,162                          N/A
     Tier 1 leverage ratio                                          47%                           4%
     Tier 1 risk-based capital ratio                                68%                           4%
     Total risk-based capital ratio                                 68%                           8%
    -------------------------------------------- ----------------------- ----------------------------

17.  SEPTEMBER 11, 2001 RECOVERY, NET
     --------------------------------

     In January 2004, we received $32.5 million from our insurance carrier for claims related to the September 11, 2001 terrorist attacks that destroyed Fiduciary Trust's headquarters. These proceeds represented final recoveries for claims submitted to our insurance carrier. We realized a gain of $30.3 million, before income taxes of $12.0 million, in the reporting period ending March 31, 2004, in accordance with guidance provided under FASB Statement No. 5 "Accounting for Contingencies" and Emerging Issues Task Force Abstract "Accounting for the Impact of the Terrorist Attacks of September 11, 2001", as remaining contingencies related to our insurance claims have been resolved.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In this section we discuss our results of operations and our financial condition. In addition to historical information, we also make statements relating to the future, called "forward-looking" statements. These forward-looking statements involve a number of risks, uncertainties and other important factors that could cause our actual results and outcomes to differ materially from any future results or outcomes expressed or implied by such forward-looking statements. Forward-looking statements are our best prediction at the time they are made, and for this reason, you should not rely too heavily on them and should review the "Risk Factors" section set forth below and in our recent filings with the U.S. Securities and Exchange Commission (the "SEC"), which describes these risks, uncertainties and other important factors in more detail.

GENERAL

We derive substantially all of our operating revenues, operating expenses and net income from providing investment advisory and related services to retail mutual funds, institutional, high net-worth, and private accounts and other investment products. This is our main business activity and operating segment. The mutual funds and other products that we advise, collectively called our sponsored investment products, are distributed to the public globally under five distinct names:

* Franklin    * Templeton     * Mutual Series    * Bissett     * Fiduciary Trust

We sponsor a broad range of investment products including global/international equity, U.S. equity, hybrid/balanced, fixed-income and money market mutual funds, and other investment products that meet a wide variety of specific investment needs of individuals and institutions.

The level of our revenues depends largely on the level and relative mix of assets under management. To a lesser degree, our revenues also depend on the level of mutual fund sales and the number of mutual fund shareholder accounts. The fees charged for our services are based on contracts with our sponsored investment products. These arrangements could change in the future.

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

RESULTS OF OPERATIONS

                                     THREE MONTHS ENDED                  SIX MONTHS ENDED
                                        MARCH 31,      PERCENT               MARCH 31,     PERCENT
(in millions except per             2004        2003    CHANGE          2004        2003    CHANGE
share data)
-----------------------------------------------------------------------------------------------------

NET INCOME                        $172.8      $109.6       58%        $345.1      $219.4       57%
EARNINGS PER COMMON SHARE
   Basic                           $0.69       $0.43       60%         $1.39       $0.85       64%
   Diluted                          0.68        0.43       58%          1.37        0.85       61%
OPERATING MARGIN                     26%         23%        --           27%         23%        --
-----------------------------------------------------------------------------------------------------

Net income increased 58% and 57% in the three and six months ended March 31, 2004, as compared to the same periods last year, due primarily to higher investment management and underwriting and distribution fees reflecting a 36% and 30% increase in simple monthly average assets under management and a 47% and 43% increase in gross sales over the same periods. The increase was partly offset by higher operating expenses including underwriting and distribution and compensation and benefits expenses, and a higher effective tax rate.



ASSETS UNDER MANAGEMENT

(in billions)                                                   MARCH 31, 2004      MARCH 31, 2003
-----------------------------------------------------------------------------------------------------

Equity:
  Global/international                                                  $126.7               $75.7
  Domestic (U.S.)                                                         66.0                42.7
-----------------------------------------------------------------------------------------------------
    Total equity                                                         192.7               118.4
-----------------------------------------------------------------------------------------------------

Hybrid/balanced                                                           54.1                37.4
Fixed-income:
  Tax-free                                                                53.0                52.3
  Taxable
    Domestic (U.S.)                                                       32.4                29.4
    Global/international                                                  13.6                 9.4
-----------------------------------------------------------------------------------------------------
       Total fixed-income                                                 99.0                91.1
-----------------------------------------------------------------------------------------------------

Money market                                                               5.8                 5.5
-----------------------------------------------------------------------------------------------------
TOTAL                                                                   $351.6              $252.4
-----------------------------------------------------------------------------------------------------
SIMPLE MONTHLY AVERAGE FOR THE THREE-MONTH PERIOD (1)                   $345.7              $255.1
-----------------------------------------------------------------------------------------------------
SIMPLE MONTHLY AVERAGE FOR THE SIX-MONTH PERIOD (1)                     $331.6              $254.6
-----------------------------------------------------------------------------------------------------

(1)  Investment  management  fees from  approximately  45% of our  assets  under management at March
     31, 2004 were calculated using a daily average.

Our assets under management at March 31, 2004 were $351.6 billion, 39% higher than they were a year ago, primarily due to excess sales over redemptions of $24.2 billion and market appreciation of $76.5 billion. Simple monthly average assets, which are generally more indicative of investment management fee trends than the year over year change in ending assets under management, increased 36% and 30% for the three and six months ended March 31, 2004 over the same periods a year ago.

The simple monthly average mix of assets under management is shown below.

                                                                                  SIX MONTHS ENDED
                                                                                     MARCH 31,
                                                                                  2004        2003
-----------------------------------------------------------------------------------------------------
PERCENTAGE OF SIMPLE MONTHLY AVERAGE ASSETS UNDER MANAGEMENT
Equity                                                                             54%         48%
Fixed-income                                                                       29%         35%
Hybrid/balanced                                                                    15%         15%
Money market                                                                        2%          2%
-----------------------------------------------------------------------------------------------------
TOTAL                                                                             100%        100%
-----------------------------------------------------------------------------------------------------

For the six months ended March 31, 2004, the effective investment management fee rate increased to 0.575% from 0.549% in the same period last year. The change in the mix of assets under management, resulting from higher relative excess sales over redemptions and appreciation of equity as compared to fixed-income products, led to an increase in our effective investment management fee rate (investment management fees divided by simple monthly average assets under management). Generally, equity products carry a higher management fee rate than fixed-income and hybrid/balanced products.

Assets under management by shareholder location were as follows:

                                              MARCH 31,                 SEPTEMBER 30,
(in billions)                                      2004     % OF TOTAL           2003    % OF TOTAL
------------------------------------------- ------------- -------------- -------------- -------------

United States                                    $260.0            74%         $224.0           74%
Canada                                             25.2             7%           21.5            7%
Europe                                             25.1             7%           19.9            7%
Global                                             17.5             5%           15.9            5%
Asia/Pacific and other regions                     23.8             7%           20.6            7%
------------------------------------------- ------------- --------------  ------------- -------------
Total                                            $351.6           100%         $301.9          100%
------------------------------------------- ------------- --------------  ------------- -------------

Components of the change in our assets under management were as follows:

                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                            MARCH 31,      PERCENT          MARCH 31,      PERCENT
(in billions)                            2004       2003    CHANGE       2004       2003    CHANGE
-----------------------------------------------------------------------------------------------------

Beginning assets under management      $336.7    $257.7        31%     $301.9     $247.8       22%
Sales                                    25.8      17.6        47%       49.6       34.7       43%
Reinvested distributions                  0.9       0.6        50%        2.8        2.1       33%
Redemptions                             (19.3)    (15.1)       28%      (35.7)     (31.2)      14%
Distributions                            (1.4)     (1.1)       27%       (4.1)      (3.3)      24%
Acquisitions                               --        --         --        0.9         --       N/A
Appreciation                              8.9      (7.3)       N/A       36.2        2.3    1,474%
-----------------------------------------------------------------------------------------------------
ENDING ASSETS UNDER MANAGEMENT         $351.6    $252.4        39%     $351.6     $252.4       39%
-----------------------------------------------------------------------------------------------------

For the three and six months ended March 31, 2004, excess sales over redemptions were $6.5 billion and $13.9 billion, as compared to $2.5 billion and $3.5 billion in the same periods last year. Market appreciation of $36.2 billion in the six months ended March 31, 2004 related primarily to our equity and hybrid/balanced products. Darby Overseas Investments, Ltd. and Darby Overseas Partners, L.P. (collectively "Darby") had $0.9 billion in assets under management, related to private equity, mezzanine and emerging markets fixed-income products as of the acquisition date, on October 1, 2003.

OPERATING REVENUES

                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                           MARCH 31,       PERCENT          MARCH 31,      PERCENT
(in millions)                         2004         2003     CHANGE        2004       2003   CHANGE
-----------------------------------------------------------------------------------------------------

Investment management fees          $499.6       $347.8        44%      $954.1     $699.3      36%
Underwriting and distribution fees   294.0        194.2        51%       566.8      380.1      49%
Shareholder servicing fees            61.7         55.3        12%       123.0      103.4      19%
Consolidated sponsored
  investment products income,
  net                                  1.5           --        N/A         1.5         --      N/A
Other, net                            17.8         15.8        13%        35.4       35.8      (1%)
-----------------------------------------------------------------------------------------------------
TOTAL OPERATING REVENUES            $874.6       $613.1        43%    $1,680.8   $1,218.6      38%
-----------------------------------------------------------------------------------------------------


INVESTMENT MANAGEMENT FEES

Investment management fees, accounting for 57% of our operating revenues for the three months ended March 31, 2004 and 2003, include fees for providing both investment advisory and administrative services to our sponsored investment products. These fees are generally calculated under contractual arrangements with our sponsored investment products as a percentage of the market value of assets under management. Annual rates vary by investment objective and type of services provided.

Investment management fees increased 44% and 36% for the three and six months ended March 31, 2004 compared to the same periods last year consistent with a 36% and 30% increase in simple monthly average assets under management over the same periods, and an increase in our effective fee rate resulting from a shift in asset mix toward equity products, which generally carry a higher management fee than fixed-income products.

UNDERWRITING AND DISTRIBUTION FEES

We earn underwriting fees from the sale of certain classes of sponsored investment products on which investors pay a sales commission at the time of purchase. Sales commissions are reduced or eliminated on some classes of shares and for sales to shareholders or intermediaries that exceed specified minimum amounts. Therefore, underwriting fees will change with the size of individual sale transactions and the relative mix of sales between different share classes.

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

Underwriting and distribution fees increased 51% and 49% for the three and six months ended March 31, 2004 compared to the same periods last year. For the three and six months ended March 31, 2004, commission revenues increased 65% from the same periods last year consistent with a 47% and 43% increase in gross sales and a change in the sales mix. Distribution fees increased 43% and 39% for the three and six months ended March 31, 2004 over the same periods last year consistent with a 36% and 30% increase in simple monthly average assets under management and a shift in the asset mix.

SHAREHOLDER SERVICING FEES

Shareholder servicing fees are generally fixed charges per shareholder account that vary with the particular type of fund and the service being rendered. In some instances, sponsored investment products are charged these fees based on the level of assets under management. We receive shareholder servicing fees for providing transfer agency services, including providing customer statements, transaction processing, customer service and tax reporting. In the United States, transfer agency service agreements provide that accounts closed in a calendar year generally remain billable through the second quarter of the following calendar year at a reduced rate. In Canada, such agreements provide that accounts closed in the calendar year remain billable for four months after the end of the calendar year. Accordingly, the level of fees will vary with the growth in new accounts and the level of closed accounts that remain billable. In the coming quarter, we anticipate that approximately 549,000 accounts closed in Canada during calendar 2003 will no longer be billable effective May 1, 2004.

Shareholder servicing fees increased 12% for the three months ended March 31, 2004 from the same period last year consistent with an increase in billable shareholder accounts. Fees increased 19% for the six months ended March 31, 2004 from the same period last year reflecting increases in fee rates applicable to open accounts, partly reduced by reductions in fee rates chargeable on accounts closed in the prior calendar year, under revised shareholder service fee agreements in the United States that became effective on January 1, 2003, as well as an increase in the overall number of billable shareholder accounts.

OTHER, NET

Other, net consists primarily of revenues from the banking/finance operating segment and income from custody services. Revenues from the banking/finance operating segment include interest income on loans, servicing income, and investment income on banking/finance investment securities, and are reduced by banking interest expense and the provision for probable loan losses.

Other, net increased 13% during the three months ended March 31, 2004 over the same period last year due to realized gains from banking/finance loan portfolio sales and higher servicing fees related to automotive lending, and a decrease in auto lending provision for probable loan losses, partly reduced by a decline in net interest income. The decline in the provision for probable loan losses is related to an increase in loans originated and intended for sale, which are carried at the lower of cost or estimated fair value. Other, net decreased 1% for the six months ended March 31, 2004 compared to the same period last year consistent with lower net interest income, partly offset by higher auto loan serving fees and a decline in the provision for probable loan losses.

 OPERATING EXPENSES

                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                                  MARCH 31,       PERCENT         MARCH 31,     PERCENT
(in millions)                                  2004       2003     CHANGE      2004      2003    CHANGE
----------------------------------------------------------------------------------------------------------

Underwriting and distribution                $264.4     $173.1        53%    $510.2    $341.9       49%
Compensation and benefits                     197.1      160.8        23%     386.3     319.9       21%
Information systems, technology and
  occupancy                                    68.4       71.4        (4%)    138.1     144.0       (4%)
Advertising and promotion                      31.9       24.2        32%      53.2      46.9       13%
Amortization of deferred sales
  commissions                                  25.0       17.0        47%      47.4      33.1       43%
Amortization of intangible assets               4.4        4.2         5%       8.8       8.5        4%
Provision for governmental
  investigations, proceedings and actions      60.0         --        N/A      60.0        --       N/A
September 11, 2001 recovery, net              (30.3)        --        N/A     (30.3)       --       N/A
Other                                          28.5       22.7        26%      59.0      45.1       31%
----------------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                     $649.4     $473.4        37%  $1,232.7    $939.4       31%
----------------------------------------------------------------------------------------------------------

UNDERWRITING AND DISTRIBUTION

Underwriting and distribution includes amounts payable to brokers and other third parties for selling, distributing and providing ongoing services to investors in our sponsored investment products. Underwriting and distribution expense increased 53% and 49% for the three and six months ended March 31, 2004 over the same periods last year consistent with higher gross sales and assets under management and is similar to the trends in underwriting and distribution revenue.

COMPENSATION AND BENEFITS

Compensation and benefits expense increased 23% and 21% for the three and six months ended March 31, 2004 compared to the same periods last year. The increase resulted primarily from an increase in bonus expense under the Annual Incentive Compensation Plan, which awards cash and stock bonuses based, in part, on our performance. In addition, merit salary increases effective in October 2003 and additional compensation and benefit costs related to the acquisition of Darby in October 2003 increased costs in fiscal 2004. The increase was partly reduced by the decline of contractual commitments related to the acquisition of Fiduciary Trust Company International ("Fiduciary Trust") in April 2001, as cash payout obligations under the employee retention and transition compensation program were fulfilled as required within two years from the acquisition date. We employed approximately 6,500 people at March 31, 2004 as compared to about 6,600 at March 31, 2003.

INFORMATION SYSTEMS, TECHNOLOGY AND OCCUPANCY

Information systems, technology and occupancy costs decreased 4% during the three and six months ended March 31, 2004 from the same periods last year primarily due to lower depreciation levels for equipment and software. The decrease in depreciation expense is related to a decrease in purchases of information system and technology equipment as certain of our technology equipment is periodically replaced with new equipment under our technology outsourcing agreement, as well as a stabilization in the number and the scope of new technology project initiatives.

Details of capitalized information systems and technology costs were as follows:

                                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                                         MARCH 31,                  MARCH 31,
(in thousands)                                        2004         2003          2004         2003
-----------------------------------------------------------------------------------------------------

Net book value at beginning of period              $73,767     $110,045       $79,126     $121,486
Additions during period, net of disposals and
  other adjustments                                  2,741        8,414        10,345       15,331
Amortization during period                         (11,698)     (18,365)      (24,661)     (36,723)
-----------------------------------------------------------------------------------------------------
NET BOOK VALUE AT END OF PERIOD                    $64,810     $100,094       $64,810     $100,094
-----------------------------------------------------------------------------------------------------

ADVERTISING AND PROMOTION

Advertising and promotion expense increased 32% and 13% for the three and six months ended March 31, 2004 over the same periods last year due to higher expenditures on direct advertising campaigns, particularly print and television ads, and higher directed brokerage costs. We are committed to invest in advertising and promotion in response to changing business conditions, which means that the level of advertising and promotion expenditures may increase more rapidly or decrease more slowly than our revenues.

PROVISION FOR GOVERNMENTAL INVESTIGATIONS, PROCEEDINGS AND ACTIONS

In the three months ended March 31, 2004, we recognized a charge to income of $60.0 million ($45.6 million, net of taxes), which represents the costs that can be currently estimated related to ongoing governmental investigations. See also Risk Factors below.

SEPTEMBER 11, 2001 RECOVERY, NET

In January 2004, we received $32.5 million from our insurance carrier for claims related to the September 11, 2001 terrorist attacks that destroyed Fiduciary Trust's headquarters. These proceeds represented final recoveries for claims submitted to our insurance carrier. We realized a gain of $30.3 million, before income taxes of $12.0 million, as remaining contingencies related to our insurance claims have been resolved.

AMORTIZATION OF DEFERRED SALES COMMISSIONS

Certain fund share classes are sold without a front-end sales charge to shareholders, although our distribution subsidiaries pay a commission on the sale. In the United States, Class A shares are sold without a front-end sales charge to shareholders when minimum investment criteria are met. However, our U.S. distribution subsidiary pays a commission on these sales. Class B and, effective January 1, 2004, Class C shares are sold without front-end sales charges. Prior to this date, Class C shares were sold with a front-end sales charge that was lower than the commission paid by the U.S. distributor. We record deferred sales commissions assets for these up-front commissions paid by our distribution subsidiaries and amortize them over 12 months to 8 years depending on share class or financing arrangements.

We have arranged to finance our Class B and C deferred commission assets ("DCA") arising from our U.S., Canadian and European operations through Lightning
Finance Company Limited ("LFL"), a company in which we have a 49% ownership interest. In the United States, LFL has entered into a financing agreement with our U.S. distribution subsidiary and we maintain a continuing interest in the DCA transferred to LFL until resold by LFL. As a result, we reflect DCA sold to LFL under the U.S. agreement on our balance sheet and amortize them over an 8-year period, or until sold by LFL to third parties. In contrast to the U.S. arrangement, LFL has entered into agreements directly with our Canadian and European sponsored investment products, and, as a result, we do not record DCA from these sources in our financial statements.

Amortization of deferred sales commissions increased 47% and 43% for the three and six months ended March 31, 2004 over the same periods last year consistent with increased gross product sales and because LFL has not sold U.S. DCA in a securitization transaction since June 2002.

OTHER INCOME (EXPENSE)

Other income (expense) includes net realized and unrealized investment gains (losses) of consolidated sponsored investment products, investment and other income and interest expense. Investment and other income is comprised primarily of dividends, interest income and realized gains and losses from investments, income from investments accounted for using the equity method of accounting, minority interest expense, and foreign currency exchange gains and losses.

Other income (expense) increased 115% and 84% during the three and six months ended March 31, 2004 from the same periods last year. This was primarily due to the inclusion of realized and unrealized gains (losses), net, related to sponsored investment products, higher net realized gains on investments and income from investments accounted for using the equity method of accounting. The increase was partially reduced by an increase in interest expense related to the issuance of five-year senior notes in April 2003, minority interest expense related to the consolidation of sponsored investment products and a decline in net foreign currency exchange gains.

TAXES ON INCOME

As a multi-national corporation, we provide investment management services to a wide range of international sponsored investment products, often managed from jurisdictions outside the United States. Some of these jurisdictions have lower tax rates than the United States. The mix of income (primarily investment management fees) subject to these lower tax rates, when aggregated with income originating in the United States, produces a lower overall effective tax rate than existing U.S. Federal and state tax rates. Our effective income tax rate for the three and six months ended March 31, 2004 increased to 31% and 30% compared to 28% and 27% for the same periods last year. The increase is due to a shift in the mix of pre-tax income earned in various worldwide jurisdictions, as well as the effect on our tax rate of the $30.3 million insurance recovery and the $60.0 million provision for governmental investigations, proceedings and actions that were recognized in the quarter ended March 31, 2004. The effective tax rate will continue to reflect the relative contributions of foreign earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income, as well as other factors.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, we had $2,549.6 million in cash and cash equivalents, as compared to $1,053.7 million at September 30, 2003. Cash and cash equivalents include cash, U.S. Treasury bills and other debt instruments with maturities of three months or less from the purchase date and other highly liquid investments that are readily convertible into cash, including money market funds. Liquid assets, which consist of cash and cash equivalents, investments (trading and available-for-sale) and current receivables increased to $3,488.8 million at March 31, 2004 from $3,272.3 million at September 30, 2003 primarily due to cash provided by operating activities and proceeds received from auto loan securitizations. During the three months ended March 31, 2004, we had a significant number of U.S. Treasury bills with maturities of greater than three months from the purchase date classified as investment securities, available-for-sale mature. Proceeds from these maturities were invested in other debt instruments classified as cash and cash equivalents, primarily term deposits, with maturities of three months or less from the purchase date, resulting in an increase in cash and cash equivalents and a decrease in investment securities, available-for-sale.

Outstanding debt, including Federal Home Loan Bank advances and current maturities of long-term debt, increased to $1,334.7 million at March 31, 2004 compared to $1,123.7 million at September 30, 2003. The balance at March 31, 2004 included $525.2 million in principal and accrued interest related to outstanding convertible notes, $420.0 million in five-year senior notes, a $164.9 million five-year facility, and $212.6 million of other long-term debt, consisting primarily of a long-term financing liability recognized in relation to U.S. DCA financed by LFL that had not yet been sold by LFL in a securitization transaction. As of September 30, 2003, outstanding debt included $520.3 million related to the convertible notes, $420.0 million in five-year senior notes, and $168.8 million in other long-term debt, including current maturities.

The increase in outstanding debt from September 30, 2003, is due primarily to the $164.9 million five-year facility used to finance the construction of our corporate headquarters campus, which was consolidated in our financial statements in December 2003 in accordance with the guidance of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities (revised December 2003)". The facility expires in September 2004 and will continue to be classified as a current liability until it is refinanced or repaid.

In May 2001, we received approximately $490.0 million in net proceeds from the sale of $877.0 million principal amount at maturity of zero-coupon convertible senior notes due 2031 (the "Convertible Notes"). The Convertible Notes, which were offered to qualified institutional buyers only, carry an interest rate of 1.875% per annum, with an initial conversion premium of 43%. Each of the $1,000 (principal amount at maturity) Convertible Notes is convertible into 9.3604 shares of our common stock, when the price of our stock reaches certain thresholds. We may redeem the Convertible Notes for cash on or after May 11, 2006 at their accreted value. We may have to make additional repurchases, at the option of the holders, on May 11 of 2004, 2006, 2011, 2016, 2021 and 2026. In
this event, we may choose to repay the accreted value of the Convertible Notes in cash or shares of our common stock. We have announced our intention to repay the accreted value of the Convertible Notes in cash for any Convertible Notes redeemed on the May 11, 2004 purchase option date. The amount that will be redeemed by the holders, depends on, among other factors, the performance of our common stock.

As of March 31, 2004, we had $500.0 million of commercial paper and $300.0 million of debt and equity securities available to be issued under shelf registration statements filed with the SEC. Our committed revolving credit facilities at March 31, 2004 totaled $420.0 million, of which, $210.0 million was under a 364-day facility expiring in June 2004. The remaining $210.0 million facility is under a five-year facility that will expire in June 2007. In addition, at March 31, 2004, our banking/finance operating segment had $546.0 million in available uncommitted short-term bank lines under the Federal Reserve Funds system, the Federal Reserve Bank discount window, and Federal Home Loan Bank short-term borrowing capacity. Our ability to access the capital markets in a timely manner depends on a number of factors including our credit rating, the condition of the global economy, investors' willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. In extreme circumstances, we might not be able to access this liquidity readily.

Our banking/finance operating segment periodically enters into auto loan securitization transactions with qualified special purpose entities, which then issue asset-backed securities to private investors. Gross sales proceeds from these transactions were $46.7 million and $231.8 million for the three and six months ended March 31, 2004 and $0 and $131.6 million for the three and six months ended March 31, 2003. Our ability to access the securitization market will directly affect our plans to finance the auto loan portfolio in the future.

The sales commissions that we have financed globally through LFL during the three and six months ended March 31, 2004 were approximately $46.9 million and $90.2 million compared to $36.2 million and $68.3 million over the same periods last year. LFL's ability to access credit facilities and the securitization market will directly affect our existing financing arrangements.

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

We believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through the following:

*    existing liquid assets
*    continuing cash flow from operations
*    borrowing capacity under current credit facilities
*    ability to issue debt or equity securities
*    mutual fund sales commission financing arrangements.

In particular, we expect to finance future investment in our banking/finance activities through operating cash flows, debt, increased deposit base, or through the securitization of a portion of the receivables from consumer lending activities.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

In relation to the auto loan securitization transactions that we have entered into with a number of qualified special purpose entities, we are obligated to cover shortfalls in amounts due to the holders of the notes up to certain levels as specified under the related agreements. As of March 31, 2004, the maximum potential amount of future payments was $18.0 million relating to guarantees made prior to January 1, 2003. In addition, our consolidated balance sheet at March 31, 2004 included a $0.3 million liability to reflect obligations arising from auto securitization transactions subsequent to December 31, 2002.

At March 31, 2004, the banking/finance operating segment had commitments to extend credit aggregating $262.7 million, primarily under its credit card lines, and had issued financial standby letters of credit totaling $2.5 million on which beneficiaries would be able to draw upon in the event of non-performance by our customers, primarily in relation to lease and lien obligations of these banking customers. These standby letters of credit, issued prior to January 1, 2003, were secured by marketable securities with a fair value of $3.2 million as of March 31, 2004 and commercial real estate.

In July 2003, we renegotiated an agreement to outsource management of our data center and distributed server operations, originally signed in February 2001. We may terminate the amended agreement any time after July 1, 2006 by incurring a termination charge. The maximum termination charge payable will depend on the termination date of the amended agreement, the service levels before our termination of the agreement, costs incurred by our service provider to wind-down the services and costs associated with assuming equipment leases. As of March 31, 2004, we estimate that the termination fee payable in July 2006, not including costs associated with assuming equipment leases, would approximate $14.0 million and would decrease each month for the subsequent two years, reaching a payment of approximately $2.2 million in July 2008.

We lease office space and equipment under long-term operating leases. As of March 31, 2004, there were no material changes in leasing arrangements that would have a significant effect on future minimum lease payments reported in our Annual Report on Form 10-K for the period ended September 30, 2003.

OFF-BALANCE SHEET ARRANGEMENTS

As discussed above, we obtain financing for sales commissions that we pay to brokers on Class B and C shares through LFL, a company incorporated in Ireland whose sole business purpose is to finance our DCA. We hold a 49% ownership interest in LFL and we account for this ownership interest using the equity method of accounting. In addition, we retain U.S.-originated DCA and related long-term debt in our financial statements until resold by LFL in a securitization transaction with third parties. Our exposure to loss related to our investment in LFL is limited to the carrying value of our investment in and loans to LFL, and interest and fees receivable from LFL. At March 31, 2004, those amounts approximated $52.6 million. During the six months ended March 31, 2004, we financed approximately $90.2 million of sales commissions through LFL and we recognized a pre-tax charge of approximately $2.1 million for our share of its net loss over this period.

As discussed above, our banking/finance operating segment periodically enters into auto loan securitization transactions with qualified special purpose entities, which then issue asset-backed securities to private investors. Our main objective in entering in securitization transactions is to obtain financing for auto loan activities. Securitized loans held by the securitization trusts totaled $719.0 million as of March 31, 2004 and $680.7 million at September 30, 2003.

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

On December 31, 2003, we consolidated the lessor trust under the provisions of the Financial Accounting Standards Board ("FASB") Interpretation No. 46,
"Consolidation of Variable Interest Entities (revised December 2003)" ("FIN 46-R") and recognized, as a current liability, the loan principal of $164.9 million and minority interest of $5.1 million, which, in total, represent the amount used to finance the construction of our corporate headquarters campus and our maximum contingent liability under the agreements.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

Under Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets", we are required to test the fair value of goodwill and indefinite-lived intangibles when there is an indication of impairment, or at least once a year. During the quarter ended March 31, 2004, we completed our annual impairment test of goodwill and indefinite-lived intangible assets and we determined that there was no impairment to these assets as of October 1, 2003.

The fair value of indefinite-lived intangible assets is determined based on anticipated discounted cash flows. An indication of goodwill impairment occurs when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. In estimating the fair value of the reporting unit, we use valuation techniques based on discounted cash flows similar to models employed in analyzing the purchase price of an acquisition target. Intangible assets subject to amortization are reviewed for circumstances that may indicate impairment at each reporting period on the basis of the expected future undiscounted operating cash flows, without interest charges, to be derived from these assets.

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

INCOME TAXES

As a multinational corporation, we operate in various locations outside the United States. We have not made a provision for U.S. taxes on the cumulative undistributed earnings of foreign subsidiaries as those earnings are intended to be reinvested for an indefinite period of time. These earnings approximated $2.3 billion at March 31, 2004. Changes to our policy of reinvesting foreign earnings may have a significant effect on our financial condition and results of operation.

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

We evaluate our investments available-for-sale for other-than-temporary decline in value on a periodic basis. This may exist when the fair value of an investment has been below the current value for an extended period of time. As most of our investments are carried at fair value, if an other-than-temporary decline in value is determined to exist, the unrealized investment loss recorded net of tax in accumulated other comprehensive income is realized as a charge to net income, in the period in which the other-than-temporary decline in value would be determined. While we believe that we have accurately estimated the amount of other-than-temporary decline in value in our portfolio, different assumptions could result in changes to the recorded amounts in our financial statements.

Investment securities, trading are carried at fair value with changes in fair value recognized in our consolidated net income. Trading securities are comprised of securities held by majority-owned sponsored investment products that have been consolidated in our financial statements.

LOSS CONTINGENCIES

We are involved in various lawsuits and claims encountered in the normal course of business. When such a matter arises and periodically thereafter, we consult with our legal counsel and evaluate the merits of the claim based on the facts available at that time. In management's opinion, an adequate accrual has been made as of March 31, 2004 to provide for any probable losses that may arise from these matters (see also Risk Factors below).

VARIABLE INTEREST ENTITIES

Under the FASB FIN 46-R, a variable interest entity ("VIE") is an entity in which the equity investment holders have not contributed sufficient capital to finance the activities of the VIE or the equity investment holders do not have defined rights and obligations normally associated with an equity investment. FIN 46-R requires consolidation of a VIE by the enterprise that has the majority of the risks and rewards of ownership, referred to as the primary beneficiary.

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

WE HAVE BECOME SUBJECT TO AN INCREASED RISK OF VOLATILITY OF THE ASSETS WE MANAGE CAUSED BY CHANGES IN THE GLOBAL EQUITY MARKETS. We have become subject to an increased risk of asset volatility from changes in the domestic and global financial and equity markets due to the continuing threat of terrorism. Declines in these markets have caused in the past, and would cause in the future, a decline in our revenue and income.

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

GOVERNMENTAL INVESTIGATIONS, ONGOING AND PROPOSED GOVERNMENTAL ACTIONS, AND REGULATORY EXAMINATIONS OF THE COMPANY AND ITS BUSINESS ACTIVITIES AS WELL AS CIVIL LITIGATION ARISING OUT OF OR RELATED TO SUCH MATTERS, COULD ADVERSELY IMPACT OUR ASSETS UNDER MANAGEMENT, INCREASE COSTS AND NEGATIVELY IMPACT THE PROFITABILITY OF THE COMPANY AND FUTURE FINANCIAL RESULTS.

MASSACHUSETTS ADMINISTRATIVE PROCEEDING. On February 4, 2004, the Securities Division of the Office of the Secretary of the Commonwealth of Massachusetts filed an administrative complaint against Franklin Resources, Inc. and certain of its subsidiaries (the "Company") claiming violations of the Massachusetts Uniform Securities Act ("Massachusetts Act") with respect to an alleged arrangement to permit market timing (the "Mass Proceeding"). On February 14, 2004, the Company filed an answer denying all violations of the Massachusetts Act.

GOVERNMENTAL INVESTIGATIONS. As part of ongoing investigations by the SEC, the U.S. Attorney for the Northern District of California, the New York Attorney General, the California Attorney General, the U.S. Attorney for the District of Massachusetts, the Florida Department of Financial Services and the Commissioner of Securities, the West Virginia Attorney General and the Vermont Department of Banking, Insurance, Securities, and Health Care Administration, relating to certain practices in the mutual fund industry, including late trading, market timing and payments to securities dealers who sell fund shares, the Company and its subsidiaries, as well as certain current or former executives and employees of the Company, have received requests for information and/or subpoenas to testify or produce documents. The Company and its current employees are providing documents and information in response to these requests and subpoenas. In addition, the Company has responded to requests for similar kinds of information from regulatory authorities in some of the foreign countries where the Company conducts its global asset management business.

The staff of the SEC has informed the Company that it intends to recommend that the SEC authorize a civil injunctive action against Franklin Advisers, Inc., a subsidiary of the Company. The SEC's investigation is focused on the activities that are the subject of the Mass Proceeding described above and other instances of alleged market timing by a limited number of third parties that ended in 2000. The Company currently believes that the charges the SEC staff is contemplating are unwarranted. There are discussions underway with the SEC staff in an effort to resolve the issues raised in their investigation and, although there can be no assurance, a resolution of such issues may be reached with the SEC staff in the coming quarter. In the three months ended March 31, 2004, the Company recorded a charge to income of $60 million, which represents the costs that can be currently estimated related to ongoing governmental investigations, proceedings and actions.

Separately, in response to requests for information and subpoenas from the SEC and the California Attorney General, the Company has provided documents and testimony has been taken relating to payments to securities dealers who sell shares of the Franklin, Templeton and Mutual Series U.S. Funds (each a "Fund" and together, "Funds"). Effective November 28, 2003, the Company determined not to direct any further brokerage commissions where the allocation is based, not only on best execution, but also on the sale of Fund shares, which determination may have an adverse impact on the Company.

INTERNAL INQUIRIES. The Company also has conducted its own internal fact-finding inquiry with the assistance of outside counsel to determine whether any shareholders of the Funds, including Company employees, were permitted to engage in late trading or in market timing transactions contrary to the policies of the affected Fund and, if so, the circumstances and persons involved. The Company's internal inquiry regarding market timing and late trading is substantially complete. We have not found any late trading problems, but we have identified various instances of frequent trading. One officer of a subsidiary of the Company had been placed on administrative leave and subsequently resigned from his position with the Company.

As previously disclosed, the Company also has identified some instances of frequent trading in shares of certain Funds by a few current or former employees in their personal 401(k) plan accounts. These individuals included one trader and one officer of the Funds. Pending our further inquiry, these two individuals were placed on administrative leave and the officer resigned from his positions with the Funds. We have found no instances of inappropriate mutual fund trading by any portfolio manager, investment analyst or officer of Franklin Resources, Inc. The independent directors of the Funds and the Company also retained independent outside counsel to review these matters and to report their findings and recommendations. Based on independent counsel's findings and recommendations, the Company has reinstated the trader. The independent counsel has concluded that some instances of the former Fund officer's trading violated Company policy and recommended appropriate disciplinary action. The former Fund officer has subsequently resigned as an employee of the Company. The Company does not believe there were any losses to the Funds as a result of this trading.

CLASS ACTION AND OTHER LAWSUITS. The Company has been named in shareholder class and other actions related to some of the matters described above. See "Legal Proceedings" included in Part II, Item 1 of this report. Management believes that the claims made in the lawsuits are without merit and intends to vigorously defend against them. It is anticipated that the Company may be named in additional similar civil actions related to some of the matters described above.

REGULATORY OR LEGISLATIVE ACTIONS AND REFORMS, PARTICULARLY THOSE SPECIFICALLY FOCUSED ON THE MUTUAL FUND INDUSTRY, COULD ADVERSELY IMPACT OUR ASSETS UNDER MANAGEMENT, INCREASE COSTS AND NEGATIVELY IMPACT THE PROFITABILITY OF THE COMPANY AND FUTURE FINANCIAL RESULTS. Various compliance and disclosure requirements and procedures focused on the mutual fund industry have been adopted, proposed or are being considered by, among others, the SEC and Congress. These new or anticipated actions or reforms may increase costs and could have an adverse effect on our future financial results.

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

We are exposed to changes in interest rates primarily through financing transactions and portfolio debt holdings available-for-sale, which are carried at fair value in our financial statements. As of March 31, 2004, a significant percentage of our outstanding debt was at fixed interest rates. In our banking/finance operating segment, we monitor the net interest rate margin and the average maturity of interest earning assets, as well as funding sources. In addition, as of March 31, 2004, we have considered the potential impact of the effect on the banking/finance operating segment balances, our outstanding debt and portfolio debt holdings, individually and collectively, of a 100 basis point (1%) movement in market interest rates. Based on our analysis, we do not expect that this change would have a material impact on our operating revenues or results of operations in either scenario.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2004. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously reported, on February 4, 2004, the Securities Division of the Office of the Secretary of the Commonwealth of Massachusetts filed an administrative complaint against Franklin Resources, Inc. and certain of its subsidiaries (the "Company") claiming violations of the Massachusetts Uniform Securities Act ("Massachusetts Act") with respect to an alleged arrangement to permit market timing (the "Mass Proceeding"). On February 14, 2004, the Company filed an answer denying all violations of the Massachusetts Act.

In addition, the Company and certain of its subsidiaries and current and former officers, employees, and directors have been named in multiple lawsuits in different federal courts in Nevada, California, Illinois, New York, New Jersey, and Florida, alleging violations of various federal securities laws and seeking, among other things, monetary damages and costs. Specifically, the lawsuits claim breach of duty with respect to alleged arrangements to permit market timing and/or late trading activity, or breach of duty with respect to the valuation of the portfolio securities of certain Templeton funds managed by Company subsidiaries, resulting in alleged market timing activity. The majority of these lawsuits duplicate, in whole or in part, the allegations asserted in the Mass Proceeding detailed above. The lawsuits are styled as class actions or derivative actions on behalf of either the named Funds or the Company.

Management strongly believes that the claims made in each of these lawsuits, as more specifically described below, are without merit and intends to vigorously defend against them.

To date, more than 240 similar lawsuits against 18 different mutual fund companies have been filed in federal court districts throughout the country. Because these cases involve common questions of fact, the Judicial Panel on Multidistrict Litigation (the "Judicial Panel") ordered the creation of a multidistrict litigation, entitled "In re Mutual Funds Investment Litigation," and transferred similar cases from different districts to a single district (the United States District Court for the District of Maryland) for coordinated or consolidated pretrial proceedings (the "MDL").

As of May 12, 2004, the following lawsuits are pending against the Company and have been transferred or conditionally transferred to the MDL:

Kenerley v. Templeton Funds, Inc., et al., Case No. 03-770 GPM, filed on November 19, 2003 in the United States District Court for the Southern District of Illinois; Cullen v. Templeton Growth Fund, Inc., et al., Case No. 03-859 MJR, filed on December 16, 2003 in the United States District Court for the Southern District of Illinois and transferred to the United States District Court for the Southern District of Florida on March 29, 2004; Alexander v. Franklin AGE High Income Fund, et al., Case No. C 04 0639 SC, filed on February 17, 2004 in the United States District Court for the Northern District of California; Jaffe v. Franklin AGE High Income Fund, et al., Case No. CV-S-04-0146-PMP-RJJ, filed on February 6, 2004 in the United States District Court for the District of Nevada; Lum v. Franklin Resources, Inc., et al., Case No. C 04 0583 JSW, filed on February 11, 2004 in the United States District Court for the Northern District of California; Fischbein v. Franklin AGE High Income Fund, et al., Case No. C 04 0584 JSW, filed on February 11, 2004 in the United States District Court for the Northern District of California; Beer v. Franklin AGE High Income Fund, et al., Case No. 8:04-CV-249-T-26 MAP, filed on February 11, 2004 in the United States District Court for the Middle District of Florida; Bennett v. Franklin Resources, Inc., et al., Case No. CV-S-04-0154-HDM-RJJ, filed on February 12, 2004 in the United States District Court for the District of Nevada; Dukes v. Franklin AGE High Income Fund, et al., Case No. C 04 0598 MJJ, filed on February 12, 2004, in the United States District Court for the Northern District of California; McAlvey v. Franklin Resources, Inc., et al., Case No. C 04 0628 PJH, filed on February 13, 2004 in the United States District Court for the Northern District of California; Hugh Sharkey IRA/RO v. Franklin Resources, Inc., et al., Case No. 04 CV 1330, filed on February 18, 2004 in the United States District Court for the Southern District of New York; Hertz v. Burns, et al., Case No. 04 CV 02489, filed on March 30, 2004 in the United States District Court for the Southern District of New York.

The Company is awaiting the Judicial Panel's decision whether to transfer to the MDL the following additional federal lawsuits involving similar or identical allegations:

D'Alliessi, et al. v. Franklin AGE High Income Fund, et al., Case No. C 04 0865 SC, filed on March 3, 2004 in the United States District Court for the Northern District of California; Marcus v. Franklin Resources, Inc., et al., Case No. C 04 0901 JL, filed on March 5, 2004 in the United States District Court for the Northern District of California; Banner v. Franklin Resources, Inc., et al., Case No. C 04 0902 JL, filed on March 5, 2004 in the United States District Court for the Northern District of California; Denenberg v. Franklin Resources, Inc., et al., Case No. C 04 0984 EMC, filed on March 10, 2004 in the United States District Court for the Northern District of California.

Plaintiffs in the MDL proceeding have until May 28, 2004 to file their consolidated complaint(s).

As previously reported, various subsidiaries of the Company have also been named in multiple lawsuits filed in state courts in Illinois alleging breach of duty with respect to the valuation of the portfolio securities of certain Templeton funds managed by such subsidiaries and are as follows:

Bradfisch v. Templeton Funds, Inc., et al., Case No. 2003 L 001361, filed on October 3, 2003 in the Circuit Court of the Third Judicial Circuit, Madison County, Illinois; Woodbury v. Templeton Global Smaller Companies Fund, Inc., et al., Case No. 2003 L 001362, filed on October 3, 2003 in the Circuit Court of the Third Judicial Circuit, Madison County, Illinois; Kwiatkowski v. Templeton Growth Fund, Inc., et al., Case No. 03 L 785, filed on December 17, 2003 in the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois; Parise v. Templeton Funds, Inc., et al., Case No. 2003 L 002049, filed on December 22, 2003 in the Circuit Court of the Third Judicial Circuit, Madison County, Illinois.

These lawsuits are not subject to the MDL because they are state court actions.

In addition, the Company and its subsidiaries, as well as certain current and former officers, employees, and directors, have been named in multiple lawsuits alleging violations of various securities laws and pendent state law claims relating to the disclosure of directed brokerage payments and payment of allegedly excessive commissions and advisory fees. These lawsuits are styled as class actions and derivative actions brought on behalf of certain funds, and are as follows:

Stephen  Alexander  IRA v.  Franklin  Resources,  Inc.,  et al., Case No. 04-982
(JLL), filed on March 2, 2004 in the United States District Court for the District of New Jersey; Strigliabotti v. Franklin Resources, Inc., et al., Case No. C 04 0883 SI, filed on March 4, 2004 in the United States District Court for the Northern District of California; Tricarico v. Franklin Resources, Inc., et al., Case No. CV-04-1052 (JAP), filed on March 4, 2004 in the United States
District  Court  for the  District  of New  Jersey;  Miller v.  Franklin  Mutual
Advisors, LLC, et al., Case No. 04-261 DRH, filed on April 16, 2004 in the United States District Court for the Southern District of Illinois.

Please also see the discussion of certain governmental proceedings and investigations in Note 13, "Commitments and Contingencies - Governmental Investigations, Proceedings and Actions", of Notes to Consolidated Financial Statements included in Part I, Item 1 of this report.

Except for the matters described above, there have been no material developments in the litigation previously reported in our quarterly report on Form 10-Q for the period ended December 31, 2003, as filed with the SEC on February 17, 2004. We are involved from time to time in litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect our business or financial position.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information with respect to the shares of common stock we repurchased during the six months ended March 31, 2004:

                                                                        (c) TOTAL
                                                                        NUMBER OF
                                                                           SHARES        (d) MAXIMUM
                                                                     PURCHASED AS   NUMBER OF SHARES
                                                                          PART OF    THAT MAY YET BE
                                    (a) TOTAL       (b) AVERAGE          PUBLICLY    PURCHASED UNDER
                                    NUMBER OF    PRICE PAID PER   ANNOUNCED PLANS       THE PLANS OR
Period                       SHARES PURCHASED             SHARE       OR PROGRAMS           PROGRAMS
---------------------------- ----------------- ----------------- ----------------- ------------------
October 1, 2003 through
  October 31, 2003                    198,592            $44.59           198,592         14,378,977
November 1, 2003 through
  November 30, 2003                     7,234            $46.66             7,234         14,371,743
December 1, 2003 through
  December 31, 2003                    70,000            $47.58            70,000         14,301,743
January 1, 2004 through
  January 31, 2004                      8,767            $53.76             8,767         14,292,976
February 1, 2004 through
  February 29, 2004                    21,851            $57.70            21,851         14,271,125
March 1, 2004 through
  March 31, 2004                        7,908            $55.74             7,908         14,263,217
                             -----------------                   -----------------
TOTAL                                 314,352                             314,352

Under a stock repurchase program authorized by our Board of Directors, we can repurchase shares of our common stock on the open market and in private transactions in accordance with applicable securities laws. In August 2002, May 2003, and August 2003, we announced increases in the number of shares available for repurchase under our stock repurchase program totaling 30 million shares, of which, 14.3 million shares remain available for repurchase as of March 31, 2004. Our stock repurchase program is not subject to an expiration date.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Franklin Resources, Inc. was held at 10:00 a.m., Pacific Standard Time, on January 29, 2004 at the principal offices of the Company located at One Franklin Parkway, San Mateo, California.

The proposals presented and voted upon and the results of the vote were as follows:

     (a)  ELECTION OF DIRECTORS.

          Each of the eleven nominees for director was elected and received the number of votes set forth below:

                     NAME                     VOTES FOR      VOTES WITHHELD
                     ----                     ---------      --------------

               Harmon E. Burns               198,455,634        3,914,883
               Charles Crocker               196,091,660        6,278,857
               Robert D. Joffe               201,051,567        1,318,950
               Charles B. Johnson            198,520,397        3,850,120
               Rupert H. Johnson, Jr.        200,229,666        2,140,851
               Thomas H. Kean                194,851,382        7,519,135
               James A. McCarthy             192,012,411       10,358,106
               Chutta Ratnathicam            192,027,657       10,342,860
               Peter M. Sacerdote            196,835,074        5,535,443
               Anne M. Tatlock               200,065,044        2,305,473
               Louis E. Woodworth            192,006,075       10,364,442

     (b)  RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS.

          The ratification of the appointment of  PricewaterhouseCoopers  LLP as the Company's independent auditors for the fiscal year ending September 30, 2004, was approved by a vote of 188,900,172 shares in favor, 12,249,609 shares against and 1,220,736 shares abstaining.

     (c)  APPROVAL OF THE 2004 KEY EXECUTIVE INCENTIVE COMPENSATION PLAN.

          The 2004 Key Executive Incentive Compensation Plan was approved by a vote of 179,289,243 shares in favor, 8,978,149 shares against, 1,344,111 shares abstaining and 12,759,014 shares of non-votes.

     (d)  APPROVAL OF THE AMENDED AND  RESTATED  ANNUAL  INCENTIVE  COMPENSATION
          PLAN.

          The Amended and Restated Annual Incentive Compensation Plan was approved by a vote of 162,780,535 shares in favor, 25,506,060 shares against, 1,324,908 shares abstaining and 12,759,014 shares of non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits: see Exhibit Index on page 41 to page 42.

(b)  Reports on Form 8-K:

     (i) On January 22, 2004, we furnished a report on Form 8-K under Item 12 with the SEC attaching our press release dated January 22, 2004 announcing our financial results for the quarter ended December 31, 2003.

     (ii) On February 9, 2004 we filed a report on Form 8-K under Item 5 with the SEC announcing, among other things, that the Securities Division of Massachusetts filed an administrative complaint against Franklin Resources, Inc. and certain of its subsidiaries (the "Company"), and that the Staff of the SEC intended to recommend that the SEC authorize a civil action against a subsidiary of the Company and two senior officers.

     (iii)On March 3, 2004, we filed a report on Form 8-K under Item 5 with the SEC announcing that the Staff of the SEC no longer intended to recommend that the SEC authorize a civil action against Gregory E. Johnson, the President and Co-Chief Executive Officer of the Company.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   FRANKLIN RESOURCES, INC.
                                   (Registrant)


Date:  May 14, 2004                By:  /S/ JAMES R. BAIO
                                        -----------------------
                                        James R. Baio
                                        Senior Vice President and
                                        Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit 3(i)(a) Registrant's Certificate of Incorporation, as filed November 28, 1969, incorporated by reference to Exhibit (3)(i) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (the "1994 Annual Report").

Exhibit 3(i)(b)     Registrant's Certificate   of  Amendment  of Certificate  of
                    Incorporation, as filed March 1, 1985, incorporated by reference to Exhibit (3)(ii) to the 1994 Annual Report.

Exhibit 3(i)(c) Registrant's Certificate of Amendment of Certificate of Incorporation, as filed April 1, 1987, incorporated by reference to Exhibit (3)(iii) to the 1994 Annual Report.

Exhibit 3(i)(d)     Registrant's Certificate   of  Amendment  of Certificate  of
                    Incorporation, as filed February 2, 1994, incorporated by reference to Exhibit (3)(iv) to the 1994 Annual Report.

Exhibit 3(ii)       Registrant's Amended and Restated   By-Laws incorporated  by
                    reference to Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

Exhibit 4.1 Indenture between Franklin Resources, Inc. and The Chase Manhattan Bank (formerly Chemical Bank), as trustee, dated as of May 19, 1994, incorporated by reference to the Company's Registration Statement on Form S-3, filed on April 14, 1994.

Exhibit 4.2 Indenture between Franklin Resources, Inc. and The Bank of New York dated May 11, 2001 incorporated by reference to
                    Exhibit 4.2 to the Registrant's Registration Statement on Form S-3, filed on August 6, 2001.

Exhibit 4.3 Form of Liquid Yield Option Note due 2031 (Zero Coupon-Senior) (included in Exhibit 4.2 to the Registrant's
                    Registration  Statement  on Form  S-3,  filed on  August  6,
                    2001).

Exhibit 4.4 Registration Rights Agreement between Franklin Resources, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch") dated May 11, 2001, incorporated by reference to the Registrant's Registration Statement on Form S-3, filed on August 6, 2001.

Exhibit 4.5 Form of 3.7% Senior Notes due 2008 incorporated by reference to Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003, filed on May 12, 2003.

Exhibit 10.74 Settlement and Release Agreement between Franklin Resources, Inc. and Great Northern Insurance Company dated January 15, 2004.

Exhibit 12          Computations of ratios of earnings to fixed charges.

Exhibit 31.1        Certification  of  Co-Chief  Executive Officer  pursuant  to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2        Certification  of  Co-Chief  Executive Officer  pursuant  to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.3 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 32.2 Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 32.3 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).