Form 10-Q
period 2004-06-30
FRANKLIN RESOURCES INC
filed 2004-08-13
CIK 38777

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For Quarterly Period Ended June 30, 2004
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

YES   X    NO ____
    -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES   X    NO ____
    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding: 249,384,408 shares, common stock, par value $.10 per share, at July 30, 2004.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED                                                       THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                      JUNE 30,                 JUNE 30,
(in thousands, except per share data)                             2004       2003         2004        2003
-------------------------------------------------------------------------------------------------------------
OPERATING REVENUES:
  Investment management fees                                  $505,409   $376,553   $1,459,512  $1,075,862
  Underwriting and distribution fees                           277,790    225,632      844,545     605,727
  Shareholder servicing fees                                    60,582     57,430      183,644     160,796
  Consolidated sponsored investment products income, net         1,136         --        2,645          --
  Other, net                                                    17,836     24,292       53,217      60,108
-------------------------------------------------------------------------------------------------------------
  Total operating revenues                                     862,753    683,907    2,543,563   1,902,493
-------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
  Underwriting and distribution                                247,930    207,071      758,177     548,986
  Compensation and benefits                                    193,532    163,230      579,875     483,157
  Information systems, technology and occupancy                 67,464     70,459      205,525     214,458
  Advertising and promotion                                     31,139     22,281       84,306      69,151
  Amortization of deferred sales commissions                    24,688     19,159       72,133      52,244
  Amortization of intangible assets                              4,398      4,244       13,201      12,716
  Provision for governmental investigations, proceedings
    and actions                                                 21,500         --       81,500          --
  September 11, 2001 recovery, net                                  --         --      (30,277)         --
  Other                                                         31,116     28,088       90,067      73,245
-------------------------------------------------------------------------------------------------------------
  Total operating expenses                                     621,767    514,532    1,854,507   1,453,957
-------------------------------------------------------------------------------------------------------------
Operating income                                               240,986    169,375      689,056     448,536
OTHER INCOME (EXPENSES):
  Consolidated sponsored investment products (losses)
    gains, net                                                  (3,463)        --        6,356          --
  Investment and other income                                   14,300     22,415       59,437      50,276
  Interest expense                                              (7,832)    (6,736)     (22,742)    (12,805)
-------------------------------------------------------------------------------------------------------------
     Other income, net                                           3,005     15,679       43,051      37,471
-------------------------------------------------------------------------------------------------------------

Income before taxes on income and cumulative effect of an
  accounting change                                            243,991    185,054      732,107     486,007
Taxes on income                                                 70,095     53,666      217,903     135,256
-------------------------------------------------------------------------------------------------------------

Income before cumulative effect of an accounting change,
  net of tax                                                   173,896    131,388      514,204     350,751
Cumulative effect of an accounting change, net of tax               --         --        4,779          --
-------------------------------------------------------------------------------------------------------------
NET INCOME                                                    $173,896   $131,388     $518,983    $350,751
-------------------------------------------------------------------------------------------------------------

BASIC EARNINGS PER SHARE:
Income before cumulative effect of an accounting change          $0.70      $0.52        $2.06       $1.37
Cumulative effect of an accounting change                           --         --         0.02          --
-------------------------------------------------------------------------------------------------------------
  NET INCOME                                                     $0.70      $0.52        $2.08       $1.37
-------------------------------------------------------------------------------------------------------------

DILUTED EARNINGS PER SHARE:
Income before cumulative effect of an accounting change          $0.69      $0.52        $2.04       $1.37
Cumulative effect of an accounting change                           --         --         0.02          --
-------------------------------------------------------------------------------------------------------------
  NET INCOME                                                     $0.69      $0.52        $2.06       $1.37
-------------------------------------------------------------------------------------------------------------

Dividends per share                                             $0.085     $0.075       $0.255      $0.225

                   See accompanying notes to the consolidated financial statements.

                                       2


FRANKLIN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
UNAUDITED

                                                                           JUNE 30,   SEPTEMBER 30,
(in thousands)                                                                 2004            2003
------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                              $2,435,268      $1,017,023
  Receivables                                                               404,475         338,292
  Investment securities, trading                                            273,254          41,379
  Investment securities, available-for-sale                                 494,765       1,480,554
  Prepaid expenses and other                                                 91,739          91,579
------------------------------------------------------------------------------------------------------
    Total current assets                                                  3,699,501       2,968,827
------------------------------------------------------------------------------------------------------

Banking/finance assets:
  Cash and cash equivalents                                                  45,148          36,672
  Loans held for sale, net                                                  220,188           3,006
  Loans receivable, net                                                     340,443         467,666
  Investment securities, available-for-sale                                 304,971         358,387
  Other                                                                      45,133          52,694
------------------------------------------------------------------------------------------------------
    Total banking/finance assets                                            955,883         918,425
------------------------------------------------------------------------------------------------------

Non-current assets:
  Investments, other                                                        311,128         280,356
  Deferred sales commissions                                                287,260         215,816
  Property and equipment, net                                               475,370         356,772
  Goodwill                                                                1,377,279       1,335,517
  Other intangible assets, net                                              674,543         684,281
  Receivable from banking/finance group                                     184,328         102,864
  Other                                                                     109,294         107,891
------------------------------------------------------------------------------------------------------
    Total non-current assets                                              3,419,202       3,083,497
------------------------------------------------------------------------------------------------------
    TOTAL ASSETS                                                         $8,074,586      $6,970,749
------------------------------------------------------------------------------------------------------

        See accompanying notes to the consolidated financial statements.



FRANKLIN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
UNAUDITED

                                                                                 JUNE 30,  SEPTEMBER 30,
(in thousands, except share data)                                                    2004           2003
-----------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Compensation and benefits                                                      $249,568       $225,446
  Current maturities of long-term debt                                            164,935            287
  Accounts payable and accrued expenses                                           243,565        112,630
  Commissions                                                                     118,329         95,560
  Income taxes                                                                     69,242         43,500
  Other                                                                            10,628         11,103
-----------------------------------------------------------------------------------------------------------
    Total current liabilities                                                     856,267        488,526
-----------------------------------------------------------------------------------------------------------

Banking/finance liabilities:
  Deposits                                                                        558,989        633,983
  Payable to parent                                                               184,328        102,864
  Other                                                                            59,952         65,133
-----------------------------------------------------------------------------------------------------------
    Total banking/finance liabilities                                             803,269        801,980
-----------------------------------------------------------------------------------------------------------

Non-current liabilities:
  Long-term debt                                                                1,179,260      1,108,881
  Deferred taxes                                                                  220,546        203,498
  Other                                                                            34,195         32,412
-----------------------------------------------------------------------------------------------------------
    Total non-current liabilities                                               1,434,001      1,344,791
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
    Total liabilities                                                           3,093,537      2,635,297
-----------------------------------------------------------------------------------------------------------

Minority interest                                                                  75,780         25,344

Commitments and contingencies (Note 13)
Stockholders' equity:
  Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued           --             --
  Common stock, $0.10 par value, 500,000,000 shares authorized;
    249,361,284 and 245,931,522 shares issued and outstanding, for June
    30, 2004 and September 30, 2003                                                24,936         24,593
  Capital in excess of par value                                                  230,492        108,024
  Retained earnings                                                             4,584,933      4,129,644
  Accumulated other comprehensive income                                           64,908         47,847
-----------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                  4,905,269      4,310,108
-----------------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $8,074,586     $6,970,749
-----------------------------------------------------------------------------------------------------------

        See accompanying notes to the consolidated financial statements.


FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
                                                                               NINE MONTHS ENDED
                                                                                    JUNE 30,
(in thousands)                                                                2004             2003
------------------------------------------------------------------------------------------------------
NET INCOME                                                                $518,983         $350,751

Adjustments  to  reconcile   net  income  to  net  cash
  provided  by  operating activities:
Increase in receivables, prepaid expenses and other                        (68,703)         (30,084)
Deferred sales commission advances                                        (143,577)        (112,065)
Increase in other current liabilities                                       51,886          106,954
Provision for governmental investigations, proceedings and actions          76,946               --
Increase (decrease) in deferred income taxes and taxes payable              43,169          (45,915)
Increase in commissions payable                                             22,769           12,064
Increase (decrease) in accrued compensation and benefits                    67,991          (14,071)
Originations of loans held for sale, net                                  (217,186)              --
Depreciation and amortization                                              137,455          132,612
Net gains on disposal of assets                                            (18,586)          (5,678)
------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                  471,147          394,568
------------------------------------------------------------------------------------------------------

Purchase of investments                                                 (1,865,277)      (1,644,307)
Liquidation of investments                                               2,689,393        1,370,323
Purchase of banking/finance investments                                     (2,147)        (235,522)
Liquidation of banking/finance investments                                  57,952          419,114
Net proceeds from securitization of loans receivable                       226,527          372,961
Net origination of loans receivable                                        (95,041)        (285,267)
Additions of property and equipment, net                                   (11,935)         (43,549)
Acquisition of subsidiaries, net of cash acquired                          (69,904)              --
Insurance proceeds related to September 11, 2001 event                      32,487           10,643
------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                        962,055          (35,604)
------------------------------------------------------------------------------------------------------

Decrease in bank deposits                                                  (74,994)         (44,965)
Exercise of common stock options                                           117,083            4,726
Net put option premiums and settlements                                         --            1,335
Dividends paid on common stock                                             (60,847)         (57,379)
Purchase of stock                                                          (50,431)        (307,373)
Increase in debt                                                            84,157          493,616
Payments on debt                                                           (21,449)         (16,113)
------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                         (6,481)          73,847
------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                    1,426,721          432,811
Cash and cash equivalents, beginning of period                           1,053,695          980,604
------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $2,480,416       $1,413,415
------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
  Value of common stock issued, principally restricted stock               $48,059          $28,373
  Total assets related to the  consolidation of certain sponsored
    investment products and a lessor trust                                 201,714               --
  Total liabilities related to the consolidation of certain sponsored
    investment products and a lessor trust                                  61,834               --
  Fair value of subsidiary assets acquired                                  37,876               --
  Fair value of subsidiary liabilities assumed                               6,576               --

        See accompanying notes to the consolidated financial statements.

                            FRANKLIN RESOURCES, INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 2004
                                   (Unaudited)

1.   BASIS OF PRESENTATION
     ---------------------

     We have prepared these unaudited interim financial statements of Franklin Resources, Inc. and its consolidated subsidiaries in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Under these rules and regulations, we have shortened or omitted some information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles. We believe that we have made all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown. All adjustments are normal and recurring. You should read these financial statements together with our audited financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2003. Certain amounts for the comparative prior year periods have been reclassified to conform to the financial presentation for and at the periods ended June 30, 2004.

2.   NEW ACCOUNTING STANDARDS
     ------------------------

     In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). Under FIN 46, a variable interest entity ("VIE") is an entity in which the equity investment holders have not contributed sufficient capital to finance its activities or the equity investment holders do not have defined rights and obligations normally associated with an equity investment. FIN 46 requires consolidation of a VIE by the enterprise that has the majority of the risks and rewards of ownership, referred to as the primary beneficiary. The consolidation and disclosure provisions of FIN 46 were effective immediately for VIEs created after January 31, 2003. Effective July 1, 2003, six of our sponsored investment products created after January 31, 2003 were consolidated in our financial statements.

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

3.   ACQUISITIONS
     ------------

     On October 1, 2003, we acquired the remaining 87.3% interest in Darby Overseas Investments, Ltd. and Darby Overseas Partners, L.P. (collectively "Darby") that we did not own for an additional cash investment of approximately $75.9 million. The acquisition cost was allocated to tangible net assets acquired ($31.3 million), definite-lived management contracts ($3.4 million) and goodwill ($41.2 million). These definite-lived intangible assets are being amortized over the remaining contractual life of the sponsored investment products, ranging from one to eight years. At September 30, 2003, Darby had approximately $0.9 billion in assets under management relating to private equity, mezzanine and emerging markets fixed-income products.

4.   COMPREHENSIVE INCOME
     --------------------

     The following table computes comprehensive income.

                                                           THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                JUNE 30,               JUNE 30,
    (in thousands)                                          2004        2003        2004      2003
    -------------------------------------------------------------------------------------------------

    Net income                                          $173,896    $131,388    $518,983  $350,751
    Net unrealized (loss) gain on available-for-sale
      securities, net of tax                              (8,206)     38,141      10,765    41,296
    Foreign currency translation adjustments              (9,840)     13,965       6,979    25,186
    Minimum pension liability adjustment                      --          --        (683)       --
    -------------------------------------------------------------------------------------------------
    COMPREHENSIVE INCOME                                $155,850    $183,494    $536,044  $417,233
    -------------------------------------------------------------------------------------------------

5.   EARNINGS PER SHARE
     ------------------

     We computed earnings per share as follows:

                                                            THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                 JUNE 30,               JUNE 30,
     (in thousands, except per share data)                   2004        2003        2004      2003
     -------------------------------------------------------------------------------------------------

     Net income                                          $173,896    $131,388    $518,983  $350,751
     -------------------------------------------------------------------------------------------------

     Weighted-average shares outstanding - basic          249,802     252,633     249,032   255,721
     Incremental shares from assumed conversions            3,314         621       3,212       622
     -------------------------------------------------------------------------------------------------
       Weighted-average shares outstanding - diluted      253,116     253,254     252,244   256,343
     -------------------------------------------------------------------------------------------------

     BASIC EARNINGS PER SHARE:
     Income before cumulative effect of an accounting
       change                                               $0.70       $0.52       $2.06     $1.37
     Cumulative effect of an accounting change                 --          --        0.02        --
     -------------------------------------------------------------------------------------------------
       Net income                                           $0.70       $0.52       $2.08     $1.37
     -------------------------------------------------------------------------------------------------

     DILUTED EARNINGS PER SHARE:
     Income before cumulative effect of an accounting
       change                                               $0.69       $0.52       $2.04     $1.37
     Cumulative effect of an accounting change                 --          --        0.02        --
     -------------------------------------------------------------------------------------------------
       Net income                                           $0.69       $0.52       $2.06     $1.37
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


                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                       JUNE 30,                     JUNE 30,
     (in thousands, except per share data)        2004           2003          2004           2003
     ------------------------------------------------------------------------------------------------

     Net income, as reported                  $173,896       $131,388      $518,983       $350,751
     Less: stock-based compensation expense
       determined under the fair value
       method, net of tax                      (12,949)       (17,325)      (35,941)       (51,274)
     ------------------------------------------------------------------------------------------------
     PRO FORMA NET INCOME                     $160,947       $114,063      $483,042       $299,477
     ------------------------------------------------------------------------------------------------
     BASIC EARNINGS PER SHARE:
       As reported                               $0.70          $0.52         $2.08           1.37
       Pro forma                                  0.64           0.45          1.94           1.17
     DILUTED EARNINGS PER SHARE:
       As reported                               $0.69          $0.52         $2.06          $1.37
       Pro forma                                  0.64           0.45          1.91           1.17
     ------------------------------------------------------------------------------------------------


7.   CONSOLIDATED SPONSORED INVESTMENT PRODUCTS

     The following tables present the effect on our consolidated results of operations and financial position of consolidating majority-owned sponsored investment products.

                                                              THREE MONTHS ENDED JUNE 30, 2004
                                                    -------------------------------------------------
                                                   BEFORE CONSOLIDATION    SPONSORED
                                                           OF SPONSORED   INVESTMENT
     (in thousands)                                 INVESTMENT PRODUCTS     PRODUCTS   CONSOLIDATED
     ------------------------------------------------------------------------------------------------
     OPERATING REVENUES:
     Investment management fees                                $505,846        $(437)      $505,409
     Underwriting and distribution fees                         277,875          (85)       277,790
     Shareholder servicing fees                                  60,590           (8)        60,582
     Consolidated sponsored investment products income, net          --        1,136          1,136
     Other, net                                                  17,836           --         17,836
     ------------------------------------------------------------------------------------------------
     Total operating revenues                                   862,147          606        862,753
     ------------------------------------------------------------------------------------------------
     OPERATING EXPENSES                                         621,767           --        621,767
     ------------------------------------------------------------------------------------------------
     Operating income                                           240,380          606        240,986
     ------------------------------------------------------------------------------------------------
     OTHER INCOME (EXPENSES):
     Consolidated sponsored investment product losses, net           --       (3,463)        (3,463)
     Investment and other income                                 14,329          (29)        14,300
     Interest expense                                            (7,832)          --         (7,832)
     ------------------------------------------------------------------------------------------------
     Other income, net                                            6,497       (3,492)         3,005
     ------------------------------------------------------------------------------------------------
     Income before taxes on income and cumulative effect of
       an accounting change                                     246,877       (2,886)       243,991
     Taxes on income                                             70,903         (808)        70,095
     ------------------------------------------------------------------------------------------------
     Income before cumulative effect of an accounting change,
       net of tax                                               175,974       (2,078)       173,896
     Cumulative effect of an accounting change, net of tax           --           --             --
     ------------------------------------------------------------------------------------------------
     NET INCOME                                                $175,974      $(2,078)      $173,896
     ------------------------------------------------------------------------------------------------



                                                               NINE MONTHS ENDED JUNE 30, 2004
                                                    -------------------------------------------------
                                                   BEFORE CONSOLIDATION    SPONSORED
                                                           OF SPONSORED   INVESTMENT
     (in thousands)                                 INVESTMENT PRODUCTS     PRODUCTS   CONSOLIDATED
     ------------------------------------------------------------------------------------------------

     OPERATING REVENUES:
     Investment management fees                              $1,460,721      $(1,209)    $1,459,512
     Underwriting and distribution fees                         844,632          (87)       844,545
     Shareholder servicing fees                                 183,666          (22)       183,644
     Consolidated sponsored investment products income, net          --        2,645          2,645
     Other, net                                                  53,217           --         53,217
     ------------------------------------------------------------------------------------------------
     Total operating revenues                                 2,542,236        1,327      2,543,563
     ------------------------------------------------------------------------------------------------
     OPERATING EXPENSES                                       1,854,507           --      1,854,507
     ------------------------------------------------------------------------------------------------
     Operating income                                           687,729        1,327        689,056
     ------------------------------------------------------------------------------------------------
     OTHER INCOME (EXPENSES):
     Consolidated sponsored investment product gains, net            --        6,356          6,356
     Investment and other income                                 62,576       (3,139)        59,437
     Interest expense                                           (22,742)          --        (22,742)
     ------------------------------------------------------------------------------------------------
     Other income, net                                           39,834        3,217         43,051
     ------------------------------------------------------------------------------------------------
     Income before taxes on income and cumulative effect of
       an accounting change                                     727,563        4,544        732,107
     Taxes on income                                            216,557        1,346        217,903
     ------------------------------------------------------------------------------------------------
     Income before cumulative effect of an accounting change,
       net of tax                                               511,006        3,198        514,204
     Cumulative effect of an accounting change, net of tax       (3,189)       7,968          4,779
     ------------------------------------------------------------------------------------------------
     NET INCOME                                                $507,817      $11,166       $518,983
     ------------------------------------------------------------------------------------------------


                                                                     AS OF JUNE 30, 2004
                                                    -------------------------------------------------
                                                   BEFORE CONSOLIDATION    SPONSORED
                                                           OF SPONSORED   INVESTMENT
     (in thousands)                                 INVESTMENT PRODUCTS     PRODUCTS   CONSOLIDATED
     ------------------------------------------------------------------------------------------------
     ASSETS
     Current assets                                          $3,578,428     $121,073     $3,699,501
     Banking/finance assets                                     955,883           --        955,883
     Non-current assets                                       3,419,202           --      3,419,202
     ------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                            $7,953,513     $121,073     $8,074,586
     ------------------------------------------------------------------------------------------------
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities                                       $783,398      $72,869       $856,267
     Banking/finance liabilities                                803,269           --        803,269
     Non-current liabilities                                  1,434,001           --      1,434,001
     ------------------------------------------------------------------------------------------------
     Total liabilities                                        3,020,668       72,869      3,093,537
     Minority interest                                           25,157       50,623         75,780
     Total stockholders' equity                               4,907,688       (2,419)     4,905,269
     ------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $7,953,513     $121,073     $8,074,586
     ------------------------------------------------------------------------------------------------


8.   CASH AND CASH EQUIVALENTS
     -------------------------

     Cash and cash equivalents consist of the following:

                                                                                 JUNE 30,   SEPTEMBER 30,
     (in thousands)                                                                  2004            2003
     ----------------------------------------------------------------------   ------------- ---------------

     Cash and due from banks                                                     $421,673        $260,530
     Federal funds sold and securities purchased under agreements to resell        12,887           3,741
     Money market funds, time deposits and other                                2,045,856         789,424
     ---------------------------------------------------------------------- --------------- ---------------
     TOTAL                                                                     $2,480,416      $1,053,695
     ---------------------------------------------------------------------- --------------- ---------------

     Federal Reserve Board regulations required reserve balances of $2.7 million at June 30, 2004 and $1.5 million at September 30, 2003.

9.   SECURITIZATION OF LOANS RECEIVABLE
     ----------------------------------

     From time to time, we enter into auto loan securitization transactions with qualified special purpose entities and record these transactions as sales. The following table shows details of auto loan securitization transactions.

                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                      JUNE 30,                       JUNE 30,
     (in thousands)                                2004          2003           2004           2003
     -------------------------------------------------------------------------------------------------

     Gross sale proceeds                            $--      $259,305       $231,786       $390,925
     Less: net carrying amount of loans sold         --       249,781        226,068        375,885
     -------------------------------------------------------------------------------------------------
     PRE-TAX GAIN                                   $--        $9,524         $5,718        $15,040
     -------------------------------------------------------------------------------------------------

     During the quarter ending September 30, 2004, we realized a pre-tax gain of approximately $0.6 million on the sale of auto loans with a net carrying amount of approximately $247.7 million.

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

     We generally estimate fair value based on the present value of future expected cash flows. The key assumptions used in the present value calculations of our securitization transactions at the date of securitization were as follows:

                                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                                               JUNE 30,               JUNE 30,
                                                            2004      2003         2004        2003
     -------------------------------------------------------------------------------------------------

     Excess cash flow discount rate (annual rate)             --      12.0%       12.0%       12.0%
     Cumulative life loss rate                                --       3.7%        3.4%  3.7 - 4.3%
     Pre-payment speed assumption (average monthly rate)      --       1.8%        1.8%        1.8%
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

     We generally estimate the fair value of the interest-only strips at each period-end based on the present value of future expected cash flows, consistent with the methodology used at the date of securitization. The following shows the carrying value and the sensitivity of the interest-only strip receivable to hypothetical adverse changes in the key economic assumptions used to measure fair value:

                                                                            JUNE 30,       SEPTEMBER
     (in thousands)                                                             2004        30, 2003
     ------------------------------------------------------------------- ------------- ---------------

     CARRYING AMOUNT/FAIR VALUE OF INTEREST-ONLY STRIPS                      $28,706         $36,010
     --------------------------------------------------

     EXCESS CASH FLOW DISCOUNT RATE (ANNUAL RATE)                              12.0%           12.0%
     --------------------------------------------
        Impact on fair value of 10% adverse change                             $(398)          $(493)
        Impact on fair value of 20% adverse change                              (784)           (971)

     CUMULATIVE LIFE LOSS RATE                                                  4.0%            3.9%
     -------------------------
        Impact on fair value of 10% adverse change                           $(2,102)        $(2,412)
        Impact on fair value of 20% adverse change                            (4,203)         (4,725)

     PRE-PAYMENT SPEED ASSUMPTION (AVERAGE MONTHLY RATE)                        1.8%            1.8%
     ---------------------------------------------------
        Impact on fair value of 10% adverse change                           $(2,948)        $(3,505)
        Impact on fair value of 20% adverse change                            (5,697)         (7,051)
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

                                                       THREE MONTHS ENDED         NINE MONTHS ENDED
                                                            JUNE 30,                  JUNE 30,
     (in thousands)                                       2004       2003           2004       2003
     -------------------------------------------------------------------------------------------------

     Servicing fees received                            $3,047     $2,375         $9,844     $7,444
     Other cash flows received                           8,021      4,973         18,726     14,105
     Purchase of loans from trusts                          --        441         11,837     10,804
     -------------------------------------------------------------------------------------------------

     Amounts payable to the trustee related to loan principal and interest collected on behalf of the trusts of $35.9 million at June 30, 2004, and $34.4 million at September 30, 2003, are included in other banking/finance liabilities.

     The securitized loan portfolio that we manage and the related delinquencies were as follows:

                                                                           JUNE 30,       SEPTEMBER
     (in thousands)                                                            2004        30, 2003
     -------------------------------------------------------------------------------------------------

     Securitized loans held by securitization trusts                       $629,546        $680,695
     Delinquencies                                                           12,674          12,911
     -------------------------------------------------------------------------------------------------

     Net charge-offs on the securitized loan portfolio were $2.8 million and $11.6 million for the three and nine months ended June 30, 2004 and $3.1 million and $9.1 million for the three and nine months ended June 30, 2003.

10.  GOODWILL AND OTHER INTANGIBLE ASSETS
     ------------------------------------

     Intangible assets, other than goodwill were as follows:

                                                  GROSS CARRYING       ACCUMULATED    NET CARRYING
    (in thousands)                                        AMOUNT      AMORTIZATION          AMOUNT
    -------------------------------------------------------------------------------------------------

    BALANCE, JUNE 30, 2004
    Amortized intangible assets:
      Customer base                                     $232,838         $(50,711)        $182,127
      Other                                               34,933          (21,210)          13,723
    -------------------------------------------------------------------------------------------------
                                                         267,771          (71,921)         195,850

    Non-amortized intangible assets:
      Management contracts                               478,693               --          478,693
    -------------------------------------------------------------------------------------------------
        TOTAL                                           $746,464         $(71,921)        $674,543
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
    -------------------------------------------------------------------------------------------------

     Estimated amortization expense for each of the next 5 fiscal years is as follows:

                                                     FOR THE FISCAL YEARS ENDING
     (in thousands)                                                SEPTEMBER 30,
     ---------------------------------------------------------------------------

     2004                                                                $17,219
     2005                                                                 17,219
     2006                                                                 17,219
     2007                                                                 17,219
     2008                                                                 17,219
     ---------------------------------------------------------------------------


     The change in the carrying value of goodwill was as follows:

     (in thousands)
     ---------------------------------------------------------------------------

     Goodwill as of September 30, 2003                                $1,335,517
     Darby acquisition (see Note 3)                                       41,155
     Foreign currency movements                                              607
     ---------------------------------------------------------------------------
     GOODWILL AS OF JUNE 30, 2004                                     $1,377,279
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

11.  DEBT
     ----

     Outstanding debt consisted of the following:

                                                                            JUNE 30,       SEPTEMBER
     (in thousands)                                                             2004        30, 2003
     -------------------------------------------------------------------------------------------------

     SHORT-TERM:
      Federal Home Loan Bank advances                                        $13,000         $14,500
      Current maturities of long-term debt                                   164,935             287
     ----------------------------------------------------------------- --------------- ---------------
                                                                             177,935          14,787
     LONG-TERM:
      Convertible Notes (including accrued interest)                         527,642         520,325
      Medium Term Notes                                                      420,000         420,000
      Other                                                                  231,618         168,556
     ----------------------------------------------------------------- --------------- ---------------
                                                                           1,179,260       1,108,881
     ----------------------------------------------------------------- --------------- ---------------
     TOTAL DEBT                                                           $1,357,195      $1,123,668
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

     In May 2001, we received approximately $490.0 million in net proceeds from the sale of $877.0 million principal amount at maturity of zero-coupon convertible senior notes due 2031 (the "Convertible Notes"). The Convertible Notes, which were offered to qualified institutional buyers only, carry an interest rate of 1.875% per annum, with an initial conversion premium of 43%. Each of the $1,000 (principal amount at maturity) Convertible Notes is convertible into 9.3604 shares of our common stock, when the price of our stock reaches certain thresholds. We may redeem the Convertible Notes for cash on or after May 11, 2006 at their accreted value. On May 12, 2003, at the option of the holders, we repurchased Convertible Notes with a face value of $5.9 million principal amount at maturity, for their accreted value of $3.5 million in cash. In addition, on May 12, 2004, we repurchased $11.0 thousand face value of the Convertible Notes at their accreted value. We may have to make additional repurchases, at the option of the holders, on May 11 of 2006, 2011, 2016, 2021 and 2026. In this event, we may choose to repay the accreted value of the Convertible Notes in cash or shares of our common stock. The amount that will be redeemed by the holders, depends on, among other factors, the performance of our common stock.

     In April 2003, we completed the sale of five-year senior notes due April 15, 2008 totaling $420.0 million ("Medium Term Notes"). The Medium Term Notes, which were offered to qualified institutional buyers only, carry an interest rate of 3.7% and are not redeemable prior to maturity by either us or the note holders. Interest payments are due semi-annually.

     Other long-term debt consists primarily of deferred commission liabilities recognized in relation to U.S. deferred commission assets financed by Lightning Finance Company Limited ("LFL") that were not sold by LFL in a securitization transaction as of June 30, 2004 and September 30, 2003.

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


                                                    PENSION BENEFITS               OTHER BENEFITS
                                                -------------------------------------------------------
                                                    THREE MONTHS ENDED           THREE MONTHS ENDED
                                                          JUNE 30,                    JUNE 30,
     (in thousands)                               2004            2003           2004           2003
     --------------------------------------------------------------------------------------------------

     Service cost                                  $--            $242            $12             $7
     Interest cost                                 391             323            101             80
     Expected return on plan assets               (226)           (193)            --             --
     Amortization of prior service costs            --             (32)            64             --
     Amortization of net loss                       67             950             17             --
     --------------------------------------------------------------------------------------------------
     NET PERIODIC BENEFIT COST                    $232          $1,290           $194            $87
     --------------------------------------------------------------------------------------------------



                                                    PENSION BENEFITS               OTHER BENEFITS
                                                -------------------------------------------------------
                                                    NINE MONTHS ENDED            NINE MONTHS ENDED
                                                          JUNE 30,                    JUNE 30,
     (in thousands)                               2004            2003           2004           2003
     --------------------------------------------------------------------------------------------------
     Service cost                                  $--            $726            $36            $21
     Interest cost                               1,173             969            303            240
     Expected return on plan assets               (678)           (579)            --             --
     Amortization of prior service costs            --             (96)           192             --
     Amortization of net loss                      201           2,850             51             --
     --------------------------------------------------------------------------------------------------
     NET PERIODIC BENEFIT COST                    $696          $3,870           $582           $261
     --------------------------------------------------------------------------------------------------

     In the nine months ended June 30, 2004, we have not made any contribution to the Retirement Plan. Based on our most recent valuation, we anticipate that we will contribute an additional $10.3 million to the Retirement Plan and an additional $4.2 million to the SERP, when final approval of the Retirement Plan termination is received from the Internal Revenue Service. We accrued the benefit liability for this anticipated funding in our financial statements during the fiscal year ended September 30, 2003.

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

     In October 1999, we entered into an agreement for the lease of our corporate headquarters campus in San Mateo, California from a lessor trust under an operating lease that expires in fiscal year 2005, with additional renewal options for a further period of up to 10 years. In connection with this lease, we are contingently liable for approximately $145.0 million in residual guarantees, representing approximately 85% of the total construction costs of $170.0 million. We would become liable under this residual guarantee if we were unable or unwilling to exercise our renewal option to extend the lease term or buy the corporate headquarters campus, or if we were unable to arrange for the sale of the campus for more than $145.0 million. We are also contingently liable to purchase the corporate headquarters campus for an amount equal to the final construction costs of $170.0 million if an event of default occurs under the agreement. An event of default includes, but is not limited to, failure to make lease payments when due and failure to maintain required insurance. Management considers the possibility of default under the provisions of the agreement to be remote.

     On December 31, 2003, we consolidated the lessor trust under the provisions of FIN 46-R and recognized, as a current liability, the loan principal of $164.9 million and minority interest of $5.1 million, which, in total, represent the amount used to finance the construction of our corporate headquarters campus and our maximum contingent liability under the agreements.

     In relation to the auto loan securitization transactions that we have entered into with a number of qualified special purpose entities, we are obligated to cover shortfalls in amounts due to the holders of the notes up to certain levels as specified under the related agreements. As of June 30, 2004, the maximum potential amount of future payments was $16.8 million relating to guarantees made prior to January 1, 2003. In addition, our consolidated balance sheet at June 30, 2004 included a $0.4 million liability to reflect obligations arising from auto securitization transactions subsequent to December 31, 2002.

     At June 30, 2004, our banking/finance operating segment had issued financial standby letters of credit totaling $2.5 million on which beneficiaries would be able to draw upon in the event of non-performance by our customers, primarily in relation to lease and lien obligations of these banking customers. These standby letters of credit, issued prior to January 1, 2003, were secured by marketable securities with a fair value of $2.7 million as of June 30, 2004 and commercial real estate.

     GOVERNMENTAL INVESTIGATIONS, PROCEEDINGS AND ACTIONS

     MASSACHUSETTS ADMINISTRATIVE PROCEEDING. On February 4, 2004, the Securities Division of the Office of the Secretary of the Commonwealth of Massachusetts filed an administrative complaint against Franklin Resources, Inc. and certain of its subsidiaries (the "Company") claiming violations of the Massachusetts Uniform Securities Act ("Massachusetts Act") with respect to an alleged arrangement to permit market timing (the "Mass Proceeding"). On February 17, 2004, the Company filed an Answer denying all violations of the Massachusetts Act. A hearing on this matter is presently scheduled to commence on September 20, 2004.

     GOVERNMENTAL INVESTIGATIONS. As part of ongoing investigations by the SEC, the U.S. Attorney for the Northern District of California, the New York Attorney General, the California Attorney General, the U.S. Attorney for the District of Massachusetts, the Florida Department of Financial Services and the Commissioner of Securities, the West Virginia Attorney General, the Vermont Department of Banking, Insurance, Securities, and Health Care Administration and the National Association of Securities Dealers, relating to certain practices in the mutual fund industry, including late trading, market timing and payments to securities dealers who sell fund shares, the Company and its subsidiaries, as well as certain current or former executives and employees of the Company, have received requests for information and/or subpoenas to testify or produce documents. The Company and its current employees have been providing documents and information in response to these requests and subpoenas. In addition, the Company has responded to requests for similar kinds of information from regulatory authorities in some of the foreign countries where the Company conducts its global asset management business.

     On August 2, 2004, Franklin Resources, Inc. announced that an agreement has been reached by its subsidiary, Franklin Advisers, Inc. ("Franklin Advisers"), with the SEC that resolves the issues resulting from the SEC's investigation of market timing activity and the SEC issued an "Order instituting administrative and cease-and-desist proceedings pursuant to sections 203(e) and 203(k) of the Investment Advisers Act of 1940 and sections 9(b) and 9(f) of the Investment Company Act of 1940, making findings and imposing remedial sanctions and a cease and desist order" (the "Order"). The SEC's Order concerns the activities of a limited number of third parties that ended in 2000 and those that are the subject of the Mass Proceeding described above.

     Under the terms of the SEC's Order, pursuant to which Franklin Advisers neither admits nor denies any wrongdoing, Franklin Advisers has agreed to pay $50 million to be distributed to fund shareholders, of which $20 million is a civil penalty. This payment was part of an accrual by the Company in its fiscal quarter ended March 31, 2004, and will not result in an additional charge to income.

     In the Order, the SEC recognizes that the Company has generally sought to detect, discourage and prevent market timing in its funds and began to increase its efforts to control market timing in 1999. The Order also requires Franklin Advisers to, among other things:

          * Enhance and periodically review compliance policies and procedures, and establish a corporate ombudsman;
          * Establish a new internal position whose responsibilities shall include compliance matters related to conflicts of interests; and
          * Retain an Independent Distribution Consultant to develop a plan to distribute the $50 million settlement to fund shareholders.

     The Order further provides that in any related investor actions, Franklin Advisers will not benefit from any offset or reduction of any investor's claim by the amount of any distribution from the above-described $50 million to such investor that is proportionately attributable to the civil penalty paid by Franklin Advisers.

     The staff of the SEC has also informed the Company that it is considering recommending a civil action or proceeding against Franklin Advisers and Franklin Templeton Distributors, Inc. ("FTDI"), another subsidiary of the Company, concerning payments to securities dealers who sell fund shares (commonly referred to as "revenue sharing"). The staff of the California Attorney General's Office ("CAGO") also has advised us that it is authorized to bring a civil action against Franklin Resources, Inc. and FTDI arising from the same events. Even though the Company currently believes that the charges the SEC staff and CAGO staff are contemplating are unwarranted, it also believes that it is in the best interest of the Company's and funds' shareholders to resolve these issues voluntarily, to the extent the Company can reasonably do so. The Company continues to have discussions towards resolving these governmental investigations.

     The Company's results for the quarter ended June 30, 2004, included a charge to income of $21.5 million ($17.3 million net of taxes), which represents the costs that can be currently estimated relating to anticipated settlement of governmental investigations concerning payments to securities dealers who sell fund shares. This $21.5 million charge is in addition to the $60.0 million ($45.6 million, net of taxes) charge to income taken by the Company in the quarter ended March 31, 2004, primarily for ongoing governmental investigations, proceedings and actions related to market timing allegations.

     Effective November 28, 2003, the Company determined not to direct any further brokerage commissions where the allocation is based, not only on best execution, but also on the sale of shares of the Franklin, Templeton and Mutual Series U.S. funds (each a "Fund" and together, "Funds"), which determination may have an adverse impact on the Company.

     INTERNAL INQUIRIES. The Company also has conducted its own internal fact-finding inquiry with the assistance of outside counsel to determine whether any shareholders of the Funds, including Company employees, were permitted to engage in late trading or in market timing transactions contrary to the policies of the affected Fund and, if so, the circumstances and persons involved. The Company's internal inquiry regarding market timing and late trading is substantially complete. We have not found any late trading, but we have identified various instances of frequent trading. One officer of a subsidiary of the Company was placed on administrative leave and subsequently resigned from his position with the Company in December 2003.

     We have found no instances of inappropriate mutual fund trading by any portfolio manager, investment analyst or officer of Franklin Resources, Inc. As previously disclosed, the Company identified some instances of frequent trading in shares of certain Funds by a few current or former employees in their personal 401(k) plan accounts. These individuals included one trader and one officer of the Funds. Pending our further inquiry, these two individuals were placed on administrative leave and the officer resigned from his positions with the Funds. The independent directors of the Funds and the Company also retained independent outside counsel to review these matters and to report their findings and recommendations. Based on independent counsel's findings and recommendations, the Company reinstated the trader. The independent counsel concluded that some instances of the former Fund officer's trading violated Company policy, and the Company was prepared to institute appropriate disciplinary action. Subsequently, the former Fund officer resigned from his employment with the Company. The Company does not believe there were any losses to the Funds as a result of this trading.

     OTHER LEGAL PROCEEDINGS

     In addition, the Company and certain of its subsidiaries and current and former officers, employees, and directors have been named in multiple lawsuits in different federal courts in Nevada, California, Illinois, New York, and Florida, alleging violations of various federal securities laws and seeking, among other things, monetary damages and costs. Specifically, the lawsuits claim breach of duty with respect to alleged arrangements to permit market timing and/or late trading activity, or breach of duty with respect to the valuation of the portfolio securities of certain Templeton Funds managed by Company subsidiaries, resulting in alleged market timing activity. The majority of these lawsuits duplicate, in whole or in part, the allegations asserted in the Mass Proceeding detailed above. The lawsuits are styled as class actions or derivative actions on behalf of either the named Funds or the Company.

     Management strongly believes that the claims made in each of these lawsuits, as more specifically described below, are without merit and intends to vigorously defend against them.

     To date, more than 240 similar lawsuits against 18 different mutual fund companies have been filed in federal district courts throughout the country. Because these cases involve common questions of fact, the Judicial Panel on Multidistrict Litigation (the "Judicial Panel") ordered the creation of a multidistrict litigation, entitled "In re Mutual Funds Investment Litigation." The Judicial Panel then transferred similar cases from different districts to the United States District Court for the District of Maryland for coordinated or consolidated pretrial proceedings (the "MDL").

     As of August 12, 2004, the following lawsuits are pending against the Company and have been transferred to the MDL:

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

     Plaintiffs in the MDL proceeding have until September 29, 2004 to file their consolidated complaints.

     As previously reported, various subsidiaries of the Company have also been named in multiple lawsuits filed in state courts in Illinois alleging breach of duty with respect to the valuation of the portfolio securities of certain Templeton Funds managed by such subsidiaries as follows:

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

     These lawsuits are state court actions and are not subject to the MDL.

     In addition, the Company and its subsidiaries, as well as certain current and former officers, employees, and directors, have been named in multiple lawsuits alleging violations of various securities laws and pendent state law claims relating to the disclosure of directed brokerage payments and/or payment of allegedly excessive commissions and advisory fees. These lawsuits are styled as class actions and derivative actions brought on behalf of certain Funds, and are as follows:

     Stephen Alexander IRA v. Franklin Resources,  Inc., et al., Case No. 04-982
     (JLL), filed on March 2, 2004 in the United States District Court for the District of New Jersey; Strigliabotti v. Franklin Resources, Inc., et al., Case No. C 04 0883 SI, filed on March 4, 2004 in the United States District Court for the Northern District of California; Tricarico v. Franklin Resources, Inc., et al., Case No. CV-04-1052 (JAP), filed on March 4, 2004 in the United States District Court for the District of New Jersey; Miller
     v. Franklin Mutual Advisors, LLC, et al., Case No. 04-261 DRH, filed on April 16, 2004 in the United States District Court for the Southern District of Illinois; Wilcox v. Franklin Resources, Inc., et al., Case No. 04-2258 (WHW), filed on May 12, 2004 in the United States District Court for the District of New Jersey; Bahe, Custodian CGM Roth Conversion IRA v. Franklin/Templeton Distributors, Inc. et al., Case No. 04-11195 PBS, filed on June 3, 2004 in the United States District Court for the District of Massachusetts.

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

     OTHER COMMITMENTS AND CONTINGENCIES

     Under FIN 46-R, we have determined that we are a significant variable interest holder in a number of sponsored investment products as well as in LFL, a company incorporated in Ireland whose sole business purpose is to finance our deferred commission assets. As of June 30, 2004, total assets of sponsored investment products in which we held a significant interest were approximately $1,231.2 million and our exposure to loss as a result of our interest in these products was $166.8 million. LFL had approximately $458.0 million in total assets at June 30, 2004. Our exposure to loss related to our investment in LFL was limited to the carrying value of our investment in and loans to LFL, and interest and fees receivable from LFL aggregating approximately $53.6 million. This amount represents our maximum exposure to loss and does not reflect our estimate of the actual losses that could result from adverse changes.

     In July 2003, we renegotiated an agreement to outsource management of our data center and distributed server operations, originally signed in February 2001. We may terminate the amended agreement any time after July 1, 2006 by incurring a termination charge. The maximum termination charge payable will depend on the termination date of the amended agreement, the service levels before our termination of the agreement, costs incurred by our service provider to wind-down the services and costs associated with assuming equipment leases. As of June 30, 2004, we estimate that the termination fee payable in July 2006, not including costs associated with assuming equipment leases, would approximate $14.0 million and would decrease each month for the subsequent two years, reaching a payment of approximately $2.2 million in July 2008.

     We lease office space and equipment under long-term operating leases. As of June 30, 2004, there were no material changes in leasing arrangements that would have a significant effect on future minimum lease payments reported in our Annual Report on Form 10-K for the period ended September 30, 2003.

     At June 30, 2004, our banking/finance operating segment had commitments to extend credit aggregating $257.0 million, primarily under credit card lines.

14.  COMMON STOCK REPURCHASES
     ------------------------

     During the nine months ended June 30, 2004, we purchased and retired 1.0 million shares at a cost of $50.4 million. At June 30, 2004, approximately
     13.6 million shares remained available for repurchase under board authorizations. During the nine months ended June 30, 2003, we increased the number of shares authorized for purchase by 20 million shares and we purchased and retired 9.2 million shares at a cost of $312.3 million. See also "Part II, Item 2: Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities".

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


                                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                                          JUNE 30,                   JUNE 30,
     (in thousands)                                  2004          2003          2004         2003
     ------------------------------------------------------------------------------------------------

     OPERATING REVENUES:
     Investment management                       $848,007      $663,504    $2,499,740   $1,853,586
     Banking/finance                               14,746        20,403        43,823       48,907
     ------------------------------------------------------------------------------------------------
     TOTAL                                       $862,753      $683,907    $2,543,563   $1,902,493
     ------------------------------------------------------------------------------------------------

     INCOME BEFORE TAXES ON INCOME AND CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE:
     Investment management                       $237,986      $162,329      $710,755     $448,041
     Banking/finance                                6,005        22,725        21,352       37,966
     ------------------------------------------------------------------------------------------------
     TOTAL                                       $243,991      $185,054      $732,107     $486,007
     ------------------------------------------------------------------------------------------------

     Operating segment assets were as follows:


                                                      JUNE 30,     SEPTEMBER 30,
     (in thousands)                                       2004              2003
     ---------------------------------------------------------------------------

     Investment management                           $7,118,703       $6,052,324
     Banking/finance                                    955,883          918,425
     ---------------------------------------------------------------------------
     TOTAL                                           $8,074,586       $6,970,749
     ---------------------------------------------------------------------------

     Operating revenues of the banking/finance segment included above were as follows:

                                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                                          JUNE 30,                   JUNE 30,
     (in thousands)                                 2004          2003          2004         2003
     ------------------------------------------------------------------------------------------------

     Interest on loans                            $8,431        $8,944       $22,199      $24,908
     Interest and dividends on investment
       securities                                  2,612         4,241         8,679       15,103
     ------------------------------------------------------------------------------------------------
     Total interest income                        11,043        13,185        30,878       40,011
     Interest on deposits                           (969)       (1,461)       (3,218)      (4,841)
     Interest on short-term debt                     (50)         (141)         (156)        (339)
     Interest expense - inter-segment               (573)         (826)       (1,286)      (2,235)
     ------------------------------------------------------------------------------------------------
     Total interest expense                       (1,592)       (2,428)       (4,660)      (7,415)
     Net interest income                           9,451        10,757        26,218       32,596
     Other income                                  5,286        12,595        22,471       25,810
     Provision for loan losses                         9        (2,949)       (4,866)      (9,499)
     ------------------------------------------------------------------------------------------------
     TOTAL OPERATING REVENUES                    $14,746       $20,403       $43,823      $48,907
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

     Quantitative measures established by regulation to ensure capital adequacy require us to maintain a minimum Tier 1 capital and Tier 1 leverage ratio (as defined in the regulations), as well as minimum Tier 1 and Total risk-based capital ratios (as defined in the regulations). Based on our calculations as of June 30, 2004, we exceeded the capital adequacy requirements applicable to us as listed below.

                                                                             MINIMUM FOR OUR CAPITAL
     (in thousands)                                       JUNE 30, 2004            ADEQUACY PURPOSES
     -------------------------------------------- ----------------------- ----------------------------

     Tier 1 capital                                          $2,933,946                          N/A
     Total risk-based capital                                 2,938,237                          N/A
     Tier 1 leverage ratio                                          47%                           4%
     Tier 1 risk-based capital ratio                                73%                           4%
     Total risk-based capital ratio                                 73%                           8%
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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In this section we discuss our results of operations and our financial condition. In addition to historical information, we also make statements relating to the future, called "forward-looking" statements. These forward-looking statements involve a number of risks, uncertainties and other important factors that could cause the actual results and outcomes to differ materially from any future results or outcomes expressed or implied by such forward-looking statements. Forward-looking statements are our best prediction at the time they are made, and for this reason, you should not rely too heavily on them and should review the "Risk Factors" section set forth below and in our recent filings with the U.S. Securities and Exchange Commission (the "SEC"), which describes these risks, uncertainties and other important factors in more detail.

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


RESULTS OF OPERATIONS

                                            THREE MONTHS ENDED                   NINE MONTHS ENDED
                                              JUNE 30,        PERCENT              JUNE 30,      PERCENT
(in millions except per share data)      2004        2003      CHANGE        2004        2003     CHANGE
----------------------------------------------------------------------------------------------------------

NET INCOME                             $173.9      $131.4         32%      $519.0      $350.8        48%
EARNINGS PER COMMON SHARE
   Basic                                $0.70       $0.52         35%       $2.08       $1.37        52%
   Diluted                               0.69        0.52         33%        2.06        1.37        50%
OPERATING MARGIN                          28%         25%          --         27%         24%         --
-----------------------------------------------------------------------------------------------------------

Net income increased 32% and 48% in the three and nine months ended June 30, 2004, as compared to the same periods last year, due primarily to higher investment management and underwriting and distribution fees reflecting a 28% increase in simple monthly average assets under management in both periods and an 8% and 30% increase in gross sales over the same periods. The increase was partly offset by higher operating expenses including underwriting and distribution and compensation and benefits expenses, and a higher effective tax rate.


ASSETS UNDER MANAGEMENT

(in billions)                                                    JUNE 30, 2004       JUNE 30, 2003
-----------------------------------------------------------------------------------------------------

Equity:
  Global/international                                                  $128.6               $91.6
  Domestic (U.S.)                                                         66.3                50.7
-----------------------------------------------------------------------------------------------------
    Total equity                                                         194.9               142.3
-----------------------------------------------------------------------------------------------------

Hybrid/balanced                                                           55.9                42.8
Fixed-income:
  Tax-free                                                                49.9                53.6
  Taxable
    Domestic (U.S.)                                                       30.1                31.4
    Global/international                                                  13.6                10.9
-----------------------------------------------------------------------------------------------------
       Total fixed-income                                                 93.6                95.9
-----------------------------------------------------------------------------------------------------

Money market                                                               6.4                 6.0
-----------------------------------------------------------------------------------------------------
TOTAL                                                                   $350.8              $287.0
-----------------------------------------------------------------------------------------------------
SIMPLE MONTHLY AVERAGE FOR THE THREE-MONTH PERIOD (1)                   $347.8              $272.2
-----------------------------------------------------------------------------------------------------
SIMPLE MONTHLY AVERAGE FOR THE NINE-MONTH PERIOD (1)                    $336.1              $261.8
-----------------------------------------------------------------------------------------------------

(1)  Investment management fees  from  approximately  45%  of our  assets  under management at
     June 30, 2004 were calculated using a daily average.

Our assets under management at June 30, 2004 were $350.8 billion, 22% higher than they were a year ago, primarily due to excess sales over redemptions of $20.2 billion and market appreciation of $45.0 billion. Simple monthly average assets, which are generally more indicative of investment management fee trends than the year over year change in ending assets under management, increased 28% for both the three and nine months ended June 30, 2004 over the same periods a year ago.

The simple monthly average mix of assets under management is shown below.

                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                      JUNE 30,                     JUNE 30,
                                                 2004           2003           2004          2003
----------------------------------------------------------------------------------------------------

Equity                                            55%            48%            54%           48%
Fixed-income                                      27%            34%            29%           35%
Hybrid/balanced                                   16%            16%            15%           15%
Money market                                       2%             2%             2%            2%
----------------------------------------------------------------------------------------------------
TOTAL                                            100%           100%           100%          100%
----------------------------------------------------------------------------------------------------

For the three and nine months ended June 30, 2004, the effective investment management fee rate (investment management fees divided by simple monthly average assets under management) was 0.581% and 0.579% as compared to 0.553% and 0.548% in the same periods last year. The change in the mix of assets under management, resulting from higher relative excess sales over redemptions and appreciation of equity as compared to fixed-income products, led to an increase in our effective investment management fee rate. Generally, equity products carry a higher management fee rate than fixed-income and hybrid/balanced products.

Assets under management by shareholder location were as follows:

                                                JUNE 30,                     SEPTEMBER
(in billions)                                       2004    % OF TOTAL        30, 2003   % OF TOTAL
------------------------------------------- -------------- ------------- -------------- -------------

United States                                     $257.5           73%          $224.0          74%
Canada                                              25.2            7%            21.5           7%
Europe                                              26.8            8%            19.9           7%
Asia/Pacific and other                              41.3           12%            36.5          12%
------------------------------------------- -------------- ------------- -------------- -------------
TOTAL                                             $350.8          100%          $301.9         100%
------------------------------------------- -------------- ------------- -------------- -------------

Components of the change in our assets under management were as follows:

                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                             JUNE 30,       PERCENT          JUNE 30,      PERCENT
(in billions)                             2004      2003     CHANGE      2004       2003    CHANGE
-----------------------------------------------------------------------------------------------------

Beginning assets under management       $351.6    $252.4        39%    $301.9     $247.8       22%
Sales                                     23.8      21.9         9%      73.5       56.7       30%
Reinvested distributions                   1.2       1.0        20%       4.0        3.0       33%
Redemptions                              (21.8)    (16.0)       36%     (57.6)     (47.2)      22%
Distributions                             (1.7)     (1.5)       13%      (5.8)      (4.7)      23%
Acquisitions                                --        --         --       0.9         --       N/A
(Depreciation)/appreciation               (2.3)     29.2        N/A      33.9       31.4        8%
-----------------------------------------------------------------------------------------------------
ENDING ASSETS UNDER MANAGEMENT          $350.8    $287.0        22%    $350.8     $287.0       22%
-----------------------------------------------------------------------------------------------------

For the three and nine months ended June 30, 2004, excess sales over redemptions were $2.0 billion and $15.9 billion, as compared to $5.9 billion and $9.5 billion in the same periods last year. Market appreciation of $33.9 billion in the nine months ended June 30, 2004 related primarily to our equity and hybrid/balanced products. Darby Overseas Investments, Ltd. and Darby Overseas Partners, L.P. (collectively "Darby") had $0.9 billion in assets under management, related to private equity, mezzanine and emerging markets fixed-income products as of the acquisition date, on October 1, 2003.

OPERATING REVENUES

                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                           JUNE 30,       PERCENT           JUNE 30,       PERCENT
(in millions)                          2004       2003     CHANGE       2004       2003     CHANGE
-----------------------------------------------------------------------------------------------------

Investment management fees           $505.4     $376.6        34%   $1,459.5   $1,075.9        36%
Underwriting and distribution fees    277.8      225.6        23%      844.6      605.7        39%
Shareholder servicing fees             60.6       57.4         6%      183.7      160.8        14%
Consolidated sponsored investment
  products income, net                  1.1         --        N/A        2.6         --        N/A
Other, net                             17.9       24.3       (26%)      53.2       60.1       (11%)
-----------------------------------------------------------------------------------------------------
TOTAL OPERATING REVENUES             $862.8     $683.9        26%   $2,543.6   $1,902.5        34%
-----------------------------------------------------------------------------------------------------

INVESTMENT MANAGEMENT FEES

Investment management fees, accounting for 59% and 57% of our operating revenues for the three months and nine months ended June 30, 2004, as compared to 55% and 57% for the same periods last year, include fees for providing both investment advisory and administrative services to our sponsored investment products. These fees are generally calculated under contractual arrangements with our sponsored investment products as a percentage of the market value of assets under management. Annual rates vary by investment objective and type of services provided.

Investment management fees increased 34% and 36% for the three and nine months ended June 30, 2004 compared to the same periods last year consistent with a 28% increase in simple monthly average assets under management over the same periods, and an increase in our effective fee rate resulting from a shift in asset mix toward equity products, which generally carry a higher management fee than fixed-income products.

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

Underwriting and distribution fees increased 23% and 39% for the three and nine months ended June 30, 2004 compared to the same periods last year. For the three and nine months ended June 30, 2004, commission revenues increased 7% and 42% from the same periods last year consistent with a 9% and 30% increase in gross sales and a change in the sales mix, partially offset by the discontinuation of front-end sales charges on Class C shares sold in the United States effective January 1, 2004. Distribution fees increased 35% and 38% for the three and nine months ended June 30, 2004 over the same periods last year consistent with a 28% increase in simple monthly average assets under management over the same period last year and a shift in the asset mix.

SHAREHOLDER SERVICING FEES

Shareholder servicing fees are generally fixed charges per shareholder account that vary with the particular type of fund and the service being rendered. In some instances, sponsored investment products are charged these fees based on the level of assets under management. We receive shareholder servicing fees for providing transfer agency services, including providing customer statements, transaction processing, customer service and tax reporting. In the United States, transfer agency service agreements provide that accounts closed in a calendar year generally remain billable through the second quarter of the following calendar year at a reduced rate. In Canada, such agreements provide that accounts closed in the calendar year remain billable for four months after the end of the calendar year. Accordingly, the level of fees will vary with the growth in new accounts and the level of closed accounts that remain billable. In the coming quarter, we anticipate that approximately 1,325,000 accounts closed in the United States during calendar 2003 will no longer be billable effective July 1, 2004.

Shareholder servicing fees increased 6% for the three months ended June 30, 2004 from the same period last year consistent with an increase in billable shareholder accounts. Fees increased 14% for the nine months ended June 30, 2004 from the same period last year reflecting increases in fee rates applicable to open accounts, partly reduced by reductions in fee rates chargeable on accounts closed in the prior calendar year, under revised shareholder service fee agreements in the United States that became effective on January 1, 2003, as well as an increase in the overall number of billable shareholder accounts.

OTHER, NET

Other, net consists primarily of revenues from the banking/finance operating segment and income from custody services. Revenues from the banking/finance operating segment include interest income on loans, servicing income, and investment income on banking/finance investment securities, and are reduced by banking interest expense and the provision for probable loan losses.

Other, net decreased 26% and 11% during the three and nine months ended June 30, 2004 from the same periods last year due to lower interest income on loans, lower realized gains on sale of automotive loans and lower custody fees, partially offset by a decrease in interest on deposits, the decline in provision for probable loan losses related to our consumer lending portfolio, and an increase in service fees on automobile loans and other banking fees.

OPERATING EXPENSES

                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                  JUNE 30,       PERCENT          JUNE 30,      PERCENT
(in millions)                                  2004      2003     CHANGE      2004       2003    CHANGE
----------------------------------------------------------------------------------------------------------

Underwriting and distribution                $247.9    $207.0        20%    $758.2     $549.0       38%
Compensation and benefits                     193.6     163.2        19%     579.9      483.2       20%
Information systems, technology and
  occupancy                                    67.5      70.5        (4%)    205.5      214.5       (4%)
Advertising and promotion                      31.1      22.3        39%      84.3       69.2       22%
Amortization of deferred sales
  commissions                                  24.7      19.2        29%      72.1       52.2       38%
Amortization of intangible assets               4.4       4.2         5%      13.2       12.7        4%
Provision for governmental
  investigations, proceedings and actions      21.5        --        N/A      81.5         --       N/A
September 11, 2001 recovery, net                 --        --         --     (30.3)        --       N/A
Other                                          31.1      28.1        11%      90.1       73.2       23%
----------------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                     $621.8    $514.5        21%  $1,854.5   $1,454.0       28%
----------------------------------------------------------------------------------------------------------

UNDERWRITING AND DISTRIBUTION

Underwriting and distribution includes amounts payable to brokers and other third parties for selling, distributing and providing ongoing services to investors in our sponsored investment products. Underwriting and distribution expense increased 20% and 38% for the three and nine months ended June 30, 2004 over the same periods last year consistent with higher gross sales and assets under management and is similar to the trends in underwriting and distribution revenue.

COMPENSATION AND BENEFITS

Compensation and benefits expense increased 19% and 20% for the three and nine months ended June 30, 2004 compared to the same periods last year. The increase resulted primarily from an increase in bonus expense under the Annual Incentive Compensation Plan, which awards cash and stock bonuses based, in part, on our performance. In addition, merit salary increases effective in October 2003 and additional compensation and benefit costs related to the acquisition of Darby in October 2003 increased costs in fiscal year 2004. The increase was partly reduced by the decline of contractual commitments related to the acquisition of Fiduciary Trust Company International ("Fiduciary Trust") in April 2001, as cash payout obligations under the employee retention and transition compensation program were fulfilled as required within two years from the acquisition date. We employed approximately 6,600 people at June 30, 2004 as compared to about 6,500 at June 30, 2003.

INFORMATION SYSTEMS, TECHNOLOGY AND OCCUPANCY

Information systems, technology and occupancy costs decreased 4% during the three and nine months ended June 30, 2004 from the same periods last year primarily due to lower depreciation levels for equipment and software. The decrease in depreciation expense is related to a decrease in purchases of information system and technology equipment as certain of our technology equipment is periodically replaced with new equipment under our technology outsourcing agreement, as well as a stabilization in the number and the scope of new technology project initiatives. The decline in information systems and technology expense was partly offset by an increase in building depreciation related to the consolidation of our headquarters campus in our results of operation effective December 31, 2003.

Details of capitalized information systems and technology costs were as follows:


                                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                                         JUNE 30,                   JUNE 30,
(in thousands)                                        2004         2003          2004         2003
-----------------------------------------------------------------------------------------------------

Net book value at beginning of period              $64,810     $100,094       $79,126     $121,486
Additions during period, net of disposals and
  other adjustments                                    505        7,486        10,850       22,817
Amortization during period                         (10,545)     (16,645)      (35,206)     (53,368)
-----------------------------------------------------------------------------------------------------
NET BOOK VALUE AT END OF PERIOD                    $54,770      $90,935       $54,770      $90,935
-----------------------------------------------------------------------------------------------------

ADVERTISING AND PROMOTION

Advertising and promotion expense increased 39% and 22% for the three and nine months ended June 30, 2004 over the same periods last year due to the elimination of directed brokerage effective November 28, 2003 and higher expenditures on direct advertising campaigns and marketing materials. We are committed to invest in advertising and promotion in response to changing business conditions, which means that the level of advertising and promotion expenditures may increase more rapidly or decrease more slowly than our revenues.

PROVISION FOR GOVERNMENTAL INVESTIGATIONS, PROCEEDINGS AND ACTIONS

In the three months ended June 30, 2004, we recognized a charge to income of $21.5 million ($17.3 million, net of taxes), which represents the costs that can be currently estimated relating to anticipated settlement of governmental investigations concerning payments to securities dealers who sell fund shares. The $21.5 million charge is in addition to the $60.0 million charge to income taken in the quarter ended March 31, 2004 primarily for ongoing governmental investigations, proceedings and actions related to market timing allegations. See also "Risk Factors" below.

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

Amortization of deferred sales commissions increased 29% and 38% for the three and nine months ended June 30, 2004 over the same periods last year consistent with increased gross product sales and because LFL has not sold U.S. DCA in a securitization transaction since June 2002.

OTHER INCOME (EXPENSES)

Other income (expenses) includes net realized and unrealized investment gains (losses) of consolidated sponsored investment products, investment and other income and interest expense. Investment and other income is comprised primarily of dividends, interest income and realized gains and losses from investments, income from investments accounted for using the equity method of accounting, minority interest, and foreign currency exchange gains and losses.

Other income (expenses) decreased 81% during the three months ended June 30, 2004 from the same period last year due to the inclusion of net investment losses and minority interest expense related to consolidated sponsored investment products, and lower net realized gains and equity method income from our investments, lower foreign exchange gains, and higher interest expense related to the issuance of five-year senior notes in April 2003.

Other income (expenses) increased 15% for the nine months ended June 30, 2004 compared to the same period last year consistent with the inclusion of net investment gains related to consolidated sponsored investment products, and higher net realized gains and equity method income from our investments. The increase was partially reduced by lower foreign currency exchange gains, higher minority interest expense related to consolidated sponsored investment products and higher interest expense.

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

Our effective income tax rate of 29% for the three months ended June 30, 2004 remained unchanged from the same period last year. Although we experienced a shift in the mix of pre-tax income to jurisdictions subject to lower taxes, this shift was offset by the effect on our tax rate of the $21.5 million provision for governmental investigations, proceedings and actions recognized in the quarter ended June 30, 2004. The effective tax rate for the nine months ended June 30, 2004 increased to 30% compared to 28% for the same periods last year. The increase is due to a shift in the mix of pre-tax income earned in various worldwide jurisdictions, as well as the effect on our tax rate of the $30.3 million insurance recovery and the $81.5 million provision for governmental investigations, proceedings and actions that were recognized in the year ended June 30, 2004. The effective tax rate will continue to reflect the relative contributions of foreign earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income, as well as other factors.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents, which include cash, debt instruments with maturities of three months or less from the purchase date and other highly liquid investments that are readily convertible into cash, including money market funds, increased to $2,480.4 million at June 30, 2004 from $1,053.7 million at September 30, 2003. During the nine months ended June 30, 2004, proceeds from U.S. Treasury bills with maturities of greater than three months from the purchase date classified as investment securities were invested in other debt instruments classified as cash and cash equivalents, primarily term deposits, with maturities of three months or less from the purchase date, resulting in an increase in cash and cash equivalents and a decrease in investment securities, available-for-sale. Liquid assets, which consist of cash and cash equivalents, investments (trading and available-for-sale) and current receivables increased to $3,957.9 million at June 30, 2004 from $3,272.3 million at September 30, 2003 primarily due to cash provided by operating activities.

Outstanding debt, including Federal Home Loan Bank advances and current maturities of long-term debt, increased to $1,357.2 million at June 30, 2004 compared to $1,123.7 million at September 30, 2003. The balance at June 30, 2004 included $527.6 million in principal and accrued interest related to outstanding convertible notes, $420.0 million in five-year senior notes, a $164.9 million five-year facility, and $231.6 million of other long-term debt, consisting primarily of a long-term financing liability recognized in relation to U.S. DCA financed by LFL that had not yet been sold by LFL in a securitization transaction. As of September 30, 2003, outstanding debt included $520.3 million related to the convertible notes, $420.0 million in five-year senior notes, and $168.8 million in other long-term debt, including current maturities.

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

As of June 30, 2004, we had $300.0 million of debt and equity securities available to be issued under shelf registration statements filed with the SEC and $500.0 million of commercial paper. Our committed revolving credit facilities at June 30, 2004 totaled $420.0 million, of which, $210.0 million was under a 364-day facility expiring in June 2005. The remaining $210.0 million facility is under a five-year facility that will expire in June 2007. In addition, at June 30, 2004, our banking/finance operating segment had $514.8 million in available uncommitted short-term bank lines under the Federal Reserve Funds system, the Federal Reserve Bank discount window, and Federal Home Loan Bank short-term borrowing capacity. Our ability to access the capital markets in a timely manner depends on a number of factors including our credit rating, the condition of the global economy, investors' willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. In extreme circumstances, we might not be able to access this liquidity readily.

Our banking/finance operating segment periodically enters into auto loan securitization transactions with qualified special purpose entities, which then issue asset-backed securities to private investors. Gross sales proceeds from these transactions were $0 and $231.8 million for the three and nine months ended June 30, 2004 and $259.3 million and $390.9 million for the three and nine months ended June 30, 2003. Our ability to access the securitization market will directly affect our plans to finance the auto loan portfolio in the future.

The sales commissions that we have financed globally through LFL during the three and nine months ended June 30, 2004 were approximately $38.2 million and $128.4 million compared to $52.8 million and $121.0 million over the same periods last year. LFL's ability to access credit facilities and the securitization market will directly affect our existing financing arrangements.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

In relation to the auto loan securitization transactions that we have entered into with a number of qualified special purpose entities, we are obligated to cover shortfalls in amounts due to the holders of the notes up to certain levels as specified under the related agreements. As of June 30, 2004, the maximum potential amount of future payments was $16.8 million relating to guarantees made prior to January 1, 2003. In addition, our consolidated balance sheet at June 30, 2004 included a $0.4 million liability to reflect obligations arising from auto securitization transactions subsequent to December 31, 2002.

At June 30, 2004, the banking/finance operating segment had commitments to extend credit aggregating $257.0 million, primarily under its credit card lines, and had issued financial standby letters of credit totaling $2.5 million on which beneficiaries would be able to draw upon in the event of non-performance by our customers, primarily in relation to lease and lien obligations of these banking customers. These standby letters of credit, issued prior to January 1, 2003, were secured by marketable securities with a fair value of $2.7 million as of June 30, 2004 and commercial real estate.

In July 2003, we renegotiated an agreement to outsource management of our data center and distributed server operations, originally signed in February 2001. We may terminate the amended agreement any time after July 1, 2006 by incurring a termination charge. The maximum termination charge payable will depend on the termination date of the amended agreement, the service levels before our termination of the agreement, costs incurred by our service provider to wind-down the services and costs associated with assuming equipment leases. As of June 30, 2004, we estimate that the termination fee payable in July 2006, not including costs associated with assuming equipment leases, would approximate $14.0 million and would decrease each month for the subsequent two years, reaching a payment of approximately $2.2 million in July 2008.

We lease office space and equipment under long-term operating leases. As of June 30, 2004, there were no material changes in leasing arrangements that would have a significant effect on future minimum lease payments reported in our Annual Report on Form 10-K for the period ended September 30, 2003.

OFF-BALANCE SHEET ARRANGEMENTS

As discussed above, we obtain financing for sales commissions that we pay to brokers on Class B and C shares through LFL, a company incorporated in Ireland whose sole business purpose is to finance our DCA. We hold a 49% ownership interest in LFL and we account for this ownership interest using the equity method of accounting. In addition, we retain U.S.-originated DCA and related long-term debt in our financial statements until resold by LFL in a securitization transaction with third parties. Our exposure to loss related to our investment in LFL is limited to the carrying value of our investment in and loans to LFL, and interest and fees receivable from LFL. At June 30, 2004, those amounts approximated $53.6 million. During the nine months ended June 30, 2004, we financed approximately $128.4 million of sales commissions through LFL and we recognized a pre-tax charge of approximately $1.2 million for our share of its net loss over this period.

As discussed above, our banking/finance operating segment periodically enters into auto loan securitization transactions with qualified special purpose entities, which then issue asset-backed securities to private investors. Our main objective in entering in securitization transactions is to obtain financing for auto loan activities. Securitized loans held by the securitization trusts totaled $629.5 million as of June 30, 2004 and $680.7 million at September 30, 2003.

In October 1999, we entered into an agreement for the lease of our corporate headquarters campus in San Mateo, California from a lessor trust under an operating lease that expires in fiscal year 2005, with additional renewal options for a further period of up to 10 years. In connection with this lease, we are contingently liable for approximately $145.0 million in residual guarantees representing about 85% of the total construction costs of $170.0 million. We are also contingently liable to purchase the corporate headquarters campus for an amount equal to the final construction costs of $170.0 million if an event of default occurs under the agreement. An event of default includes, but is not limited to, failure to make lease payments when due and failure to maintain required insurance. Management considers the possibility of default under the provisions of the agreement to be remote.

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

INCOME TAXES

As a multinational corporation, we operate in various locations outside the United States. We have not made a provision for U.S. taxes on the cumulative undistributed earnings of foreign subsidiaries as those earnings are intended to be reinvested for an indefinite period of time. These earnings approximated $2.4 billion at June 30, 2004. Changes to our policy of reinvesting foreign earnings may have a significant effect on our financial condition and results of operation.

VALUATION OF INVESTMENTS

We record substantially all investments in our financial statements at fair value or amounts that approximate fair value. Where available, we use prices from independent sources such as listed market prices or broker or dealer price quotations. For investments in illiquid and privately held securities that do not have readily determinable fair values, we estimate the value of the securities based upon available information. However, even where the value of a security is derived from an independent market price, broker or dealer quote, some assumptions may be required to determine the fair value. For example, we generally assume that the size of positions in securities that we hold would not be large enough to affect the quoted price of the securities when sold, and that any such sale would happen in an orderly manner. However, these assumptions may be incorrect and the actual value realized on sale could differ from the current carrying value.

We evaluate our investments, available-for-sale for other-than-temporary decline in value on a periodic basis. This may exist when the fair value of an investment has been below the current value for an extended period of time. As most of our investments are carried at fair value, if an other-than-temporary decline in value is determined to exist, the unrealized investment loss recorded net of tax in accumulated other comprehensive income would be realized as a charge to net income, in the period in which the other-than-temporary decline in value is determined. While we believe that we have accurately estimated the amount of other-than-temporary decline in value in our portfolio, different assumptions could result in changes to the recorded amounts in our financial statements.

Investment securities, trading are carried at fair value with changes in fair value recognized in our consolidated net income. Trading securities are comprised of securities held by majority-owned sponsored investment products that have been consolidated in our financial statements.

LOSS CONTINGENCIES

We are involved in various lawsuits and claims encountered in the normal course of business. When such a matter arises and periodically thereafter, we consult with our legal counsel and evaluate the merits of the claim based on the facts available at that time. In management's opinion, an adequate accrual has been made as of June 30, 2004 to provide for any probable losses that may arise from these matters. See also "Risk Factors" below.

VARIABLE INTEREST ENTITIES

Under FIN 46-R, a variable interest entity ("VIE") is an entity in which the equity investment holders have not contributed sufficient capital to finance its activities or the equity investment holders do not have defined rights and obligations normally associated with an equity investment. FIN 46-R requires consolidation of a VIE by the enterprise that has the majority of the risks and rewards of ownership, referred to as the primary beneficiary.

Evaluating whether related entities are VIEs and determining whether we qualify as the primary beneficiary of these VIEs, is highly complex and involves the use of estimates and assumptions. To determine our interest in the expected losses or residual returns of each VIE, we performed an expected cash flow analysis using certain discount rate and volatility assumptions based on available historical information and management's estimates. While we believe that our testing and approach were appropriate, future changes in estimates and assumptions may affect our decision to consolidate one or more VIEs in our financial statements.

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

CERTAIN OF THE PORTFOLIOS WE MANAGE, INCLUDING OUR EMERGING MARKET PORTFOLIOS, AND RELATED REVENUES ARE VULNERABLE TO MARKET-SPECIFIC POLITICAL OR ECONOMIC RISKS. Our emerging market portfolios and revenues derived from managing these portfolios are subject to significant risks of loss from political and diplomatic developments, currency fluctuations, social instability, changes in governmental polices, expropriation, nationalization, asset confiscation and changes in legislation related to foreign ownership. Foreign trading markets, particularly in some emerging market countries are often smaller, less liquid, less regulated and significantly more volatile than the U.S. and other established markets.

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

TECHNOLOGY AND OPERATING RISK AND LIMITATIONS COULD CONSTRAIN OUR OPERATIONS. We are highly dependent on the integrity of our technology, operating systems and premises. Although we have in place certain disaster recovery plans, we may experience system delays and interruptions as a result of natural disasters, power failures, acts of war, and third party failures, which could negatively impact our operations.

GOVERNMENTAL INVESTIGATIONS, SETTLEMENTS OF SUCH INVESTIGATIONS, ONGOING AND PROPOSED GOVERNMENTAL ACTIONS, AND REGULATORY EXAMINATIONS OF THE COMPANY AND ITS BUSINESS ACTIVITIES AS WELL AS CIVIL LITIGATION ARISING OUT OF OR RELATED TO SUCH MATTERS COULD ADVERSELY IMPACT OUR ASSETS UNDER MANAGEMENT, INCREASE COSTS AND NEGATIVELY IMPACT THE PROFITABILITY OF THE COMPANY AND FUTURE FINANCIAL RESULTS.

MASSACHUSETTS ADMINISTRATIVE PROCEEDING. On February 4, 2004, the Securities Division of the Office of the Secretary of the Commonwealth of Massachusetts filed an administrative complaint against Franklin Resources, Inc. and certain of its subsidiaries (the "Company") claiming violations of the Massachusetts Uniform Securities Act ("Massachusetts Act") with respect to an alleged arrangement to permit market timing (the "Mass Proceeding"). On February 17, 2004, the Company filed an Answer denying all violations of the Massachusetts Act. A hearing on this matter is presently scheduled to commence on September 20, 2004.

GOVERNMENTAL INVESTIGATIONS. As part of ongoing investigations by the SEC, the U.S. Attorney for the Northern District of California, the New York Attorney General, the California Attorney General, the U.S. Attorney for the District of Massachusetts, the Florida Department of Financial Services and the Commissioner of Securities, the West Virginia Attorney General, the Vermont Department of Banking, Insurance, Securities, and Health Care Administration and the National Association of Securities Dealers, relating to certain practices in the mutual fund industry, including late trading, market timing and payments to securities dealers who sell fund shares, the Company and its subsidiaries, as well as certain current or former executives and employees of the Company, have received requests for information and/or subpoenas to testify or produce documents. The Company and its current employees have been providing documents and information in response to these requests and subpoenas. In addition, the Company has responded to requests for similar kinds of information from regulatory authorities in some of the foreign countries where the Company conducts its global asset management business.

On August 2, 2004, Franklin Resources, Inc. announced that an agreement has been reached by its subsidiary, Franklin Advisers, Inc. ("Franklin Advisers"), with the SEC that resolves the issues resulting from the SEC's investigation of market timing activity and the SEC issued an "Order instituting administrative and cease-and-desist proceedings pursuant to sections 203(e) and 203(k) of the Investment Advisers Act of 1940 and sections 9(b) and 9(f) of the Investment Company Act of 1940, making findings and imposing remedial sanctions and a cease and desist order" (the "Order"). The SEC's Order concerns the activities of a limited number of third parties that ended in 2000 and those that are the subject of the Mass Proceeding described above.

Under the terms of the SEC's Order, pursuant to which Franklin Advisers neither admits nor denies any wrongdoing, Franklin Advisers has agreed to pay $50 million to be distributed to fund shareholders, of which $20 million is a civil penalty. This payment was part of an accrual by the Company in its fiscal quarter ended March 31, 2004, and will not result in an additional charge to income.

In the Order, the SEC recognizes that the Company has generally sought to detect, discourage and prevent market timing in its funds and began to increase its efforts to control market timing in 1999. The Order also requires Franklin Advisers to, among other things:

     * Enhance and periodically review compliance policies and procedures, and establish a corporate ombudsman;
     * Establish a new internal position whose responsibilities shall include compliance matters related to conflicts of interests; and
     * Retain an Independent Distribution Consultant to develop a plan to distribute the $50 million settlement to fund shareholders.

The Order further provides that in any related investor actions, Franklin Advisers will not benefit from any offset or reduction of any investor's claim by the amount of any distribution from the above-described $50 million to such investor that is proportionately attributable to the civil penalty paid by Franklin Advisers.

The staff of the SEC has also informed the Company that it is considering recommending a civil action or proceeding against Franklin Advisers and Franklin Templeton Distributors, Inc. ("FTDI"), another subsidiary of the Company, concerning payments to securities dealers who sell fund shares (commonly referred to as "revenue sharing"). The staff of the California Attorney General's Office ("CAGO") also has advised us that it is authorized to bring a civil action against Franklin Resources, Inc. and FTDI arising from the same events. Even though the Company currently believes that the charges the SEC staff and CAGO staff are contemplating are unwarranted, it also believes that it is in the best interest of the Company's and funds' shareholders to resolve these issues voluntarily, to the extent the Company can reasonably do so. The Company continues to have discussions towards resolving these governmental investigations.

The Company's results for the quarter ended June 30, 2004, included a charge to income of $21.5 million ($17.3 million net of taxes), which represents the costs that can be currently estimated relating to anticipated settlement of governmental investigations concerning payments to securities dealers who sell fund shares. This $21.5 million charge is in addition to the $60.0 million ($45.6 million, net of taxes) charge to income taken by the Company in the quarter ended March 31, 2004, primarily for ongoing governmental investigations, proceedings and actions related to market timing allegations.

Effective November 28, 2003, the Company determined not to direct any further brokerage commissions where the allocation is based, not only on best execution, but also on the sale of shares of the Franklin, Templeton and Mutual Series U.S. funds (each a "Fund" and together, "Funds"), which determination may have an adverse impact on the Company.

INTERNAL INQUIRIES. The Company also has conducted its own internal fact-finding inquiry with the assistance of outside counsel to determine whether any shareholders of the Funds, including Company employees, were permitted to engage in late trading or in market timing transactions contrary to the policies of the affected Fund and, if so, the circumstances and persons involved. The Company's internal inquiry regarding market timing and late trading is substantially complete. We have not found any late trading, but we have identified various instances of frequent trading. One officer of a subsidiary of the Company was placed on administrative leave and subsequently resigned from his position with the Company in December 2003.

We have found no instances of inappropriate mutual fund trading by any portfolio manager, investment analyst or officer of Franklin Resources, Inc. As previously disclosed, the Company identified some instances of frequent trading in shares of certain Funds by a few current or former employees in their personal 401(k) plan accounts. These individuals included one trader and one officer of the Funds. Pending our further inquiry, these two individuals were placed on administrative leave and the officer resigned from his positions with the Funds. The independent directors of the Funds and the Company also retained independent outside counsel to review these matters and to report their findings and recommendations. Based on independent counsel's findings and recommendations, the Company reinstated the trader. The independent counsel concluded that some instances of the former Fund officer's trading violated Company policy, and the Company was prepared to institute appropriate disciplinary action. Subsequently, the former Fund officer resigned from his employment with the Company. The Company does not believe there were any losses to the Funds as a result of this trading.

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

We are exposed to changes in interest rates primarily through the loan portfolio held by our banking/finance operating segment and debt securities included in investment securities, available-for-sale. Our exposure to interest rate changes related to our debt issuances is not material since a significant percentage of our outstanding debt is at fixed interest rates. In our banking/finance operating segment, we monitor the net interest rate margin and the average maturity of interest earning assets, as well as funding sources. In addition, as of June 30, 2004, we have considered the potential impact of the effect on the banking/finance operating segment balances, our outstanding debt and portfolio debt holdings, individually and collectively, of a 100 basis point (1%) movement in market interest rates. Based on our analysis, we do not expect that this change would have a material impact on our operating revenues or results of operations in either scenario. We minimize the impact of interest rate fluctuations related to our investments in debt securities, by managing the maturities of these securities and diversification.

We are subject to foreign exchange risk through our foreign operations. We operate primarily in the United States, but also provide services and earn revenues in Canada, the Bahamas, Europe, Asia, South America, Africa and Australia. A significant portion of these revenues and associated expenses, however, are denominated in U.S. dollars. Therefore, our exposure to foreign currency fluctuations in our revenues and expenses is not material at this time. This situation may change in the future as our business continues to grow outside the United States.

We are exposed to equity price fluctuations through securities we hold that are carried at fair value and through investments held by majority-owned sponsored investment products that we consolidate. To mitigate this risk, we maintain a diversified investment portfolio. Our exposure to equity price fluctuations is also minimized as we sponsor a broad range of investment products in various global jurisdictions.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2004. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously reported, on February 4, 2004, the Securities Division of the Office of the Secretary of the Commonwealth of Massachusetts filed an administrative complaint against Franklin Resources, Inc. and certain of its subsidiaries (the "Company") claiming violations of the Massachusetts Uniform Securities Act ("Massachusetts Act") with respect to an alleged arrangement to permit market timing (the "Mass Proceeding"). On February 17, 2004, the Company filed an Answer denying all violations of the Massachusetts Act. A hearing on this matter is presently scheduled to commence on September 20, 2004.

In addition, the Company and certain of its subsidiaries and current and former officers, employees, and directors have been named in multiple lawsuits in different federal courts in Nevada, California, Illinois, New York, and Florida, alleging violations of various federal securities laws and seeking, among other things, monetary damages and costs. Specifically, the lawsuits claim breach of duty with respect to alleged arrangements to permit market timing and/or late trading activity, or breach of duty with respect to the valuation of the portfolio securities of certain Templeton Funds managed by Company subsidiaries, resulting in alleged market timing activity. The majority of these lawsuits duplicate, in whole or in part, the allegations asserted in the Mass Proceeding detailed above. The lawsuits are styled as class actions or derivative actions on behalf of either the named Funds or the Company.

Management strongly believes that the claims made in each of these lawsuits, as more specifically described below, are without merit and intends to vigorously defend against them.

To date, more than 240 similar lawsuits against 18 different mutual fund companies have been filed in federal district courts throughout the country. Because these cases involve common questions of fact, the Judicial Panel on Multidistrict Litigation (the "Judicial Panel") ordered the creation of a multidistrict litigation, entitled "In re Mutual Funds Investment Litigation." The Judicial Panel then transferred similar cases from different districts to the United States District Court for the District of Maryland for coordinated or consolidated pretrial proceedings (the "MDL").

As of August 12, 2004, the following lawsuits are pending against the Company and have been transferred to the MDL:

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

Plaintiffs in the MDL proceeding have until September 29, 2004 to file their consolidated complaints.

As previously reported, various subsidiaries of the Company have also been named in multiple lawsuits filed in state courts in Illinois alleging breach of duty with respect to the valuation of the portfolio securities of certain Templeton Funds managed by such subsidiaries as follows:

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

These lawsuits are state court actions and are not subject to the MDL.

In addition, the Company and its subsidiaries, as well as certain current and former officers, employees, and directors, have been named in multiple lawsuits alleging violations of various securities laws and pendent state law claims relating to the disclosure of directed brokerage payments and/or payment of allegedly excessive commissions and advisory fees. These lawsuits are styled as class actions and derivative actions brought on behalf of certain Funds, and are as follows:

Stephen  Alexander  IRA v.  Franklin  Resources,  Inc.,  et al., Case No. 04-982
(JLL), filed on March 2, 2004 in the United States District Court for the District of New Jersey; Strigliabotti v. Franklin Resources, Inc., et al., Case No. C 04 0883 SI, filed on March 4, 2004 in the United States District Court for the Northern District of California; Tricarico v. Franklin Resources, Inc., et al., Case No. CV-04-1052 (JAP), filed on March 4, 2004 in the United States
District  Court  for the  District  of New  Jersey;  Miller v.  Franklin  Mutual
Advisors, LLC, et al., Case No. 04-261 DRH, filed on April 16, 2004 in the United States District Court for the Southern District of Illinois; Wilcox v. Franklin Resources, Inc., et al., Case No. 04-2258 (WHW), filed on May 12, 2004 in the United States District Court for the District of New Jersey; Bahe, Custodian CGM Roth Conversion IRA v. Franklin/Templeton Distributors, Inc. et al., Case No. 04-11195 PBS, filed on June 3, 2004 in the United States District Court for the District of Massachusetts.

Please also see the discussion of certain governmental proceedings and investigations in Note 13, "Commitments and Contingencies - Governmental Investigations, Proceedings and Actions", of Notes to Consolidated Financial Statements included in Part I, Item 1 of this report.

Except for the matters described above, there have been no material developments in the litigation previously reported in our quarterly report on Form 10-Q for the period ended March 31, 2004, as filed with the SEC on May 14, 2004. We are involved from time to time in litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect our business or financial position.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information with respect to the shares of common stock we repurchased during the three months ended June 30, 2004:

                                                                           (c) TOTAL NUMBER OF     (d) MAXIMUM NUMBER
                                                                           SHARES PURCHASED AS     OF SHARES THAT MAY
                                  (a) TOTAL NUMBER                            PART OF PUBLICLY       YET BE PURCHASED
                                         OF SHARES    (b) AVERAGE PRICE     ANNOUNCED PLANS OR     UNDER THE PLANS OR
PERIOD                                   PURCHASED       PAID PER SHARE               PROGRAMS               PROGRAMS
------------------------------- ------------------- -------------------- ---------------------- ----------------------
April 1, 2004 through April                     --                   --                     --             14,263,217
   30, 2004
May 1, 2004 through May
   31, 2004                                216,936               $50.37                216,936             14,046,281
June 1, 2004 through June
   30, 2004                                493,600               $50.19                493,600             13,552,681
                                     --------------                               -------------
TOTAL                                      710,536                                     710,536


Under a stock repurchase program authorized by our Board of Directors, we can repurchase shares of our common stock on the open market and in private transactions in accordance with applicable securities laws. In August 2002, May 2003, and August 2003, we announced increases in the number of shares available for repurchase under our stock repurchase program totaling 30 million shares, of which, 13.6 million shares remain available for repurchase as of June 30, 2004. Our stock repurchase program is not subject to an expiration date.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits: see Exhibit Index on pages 40 to 41.

(b)  Reports on Form 8-K:

     (i) On April 22, 2004, we furnished a report on Form 8-K under Item 12 with the SEC attaching our press release dated April 22, 2004 announcing our financial results for the quarter ended March 31, 2004.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FRANKLIN RESOURCES, INC.
                                    (Registrant)


Date: August 13, 2004               By:  /S/ JAMES R. BAIO
                                         -----------------------
                                         James R. Baio
                                         Senior Vice President and
                                         Chief Financial Officer

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

Exhibit 4.3         Form  of  Liquid  Yield  Option  Note due 2031 (Zero Coupon-
                    Senior)   (included  in  Exhibit  4.2  to  the  Registrant's
                    Registration  Statement  on Form  S-3,  filed on  August  6,
                    2001).

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

Exhibit 10.75 Amended and Restated 364 Day Facility Credit Agreement dated June 3, 2004 between Franklin Resources, Inc. and The Banks Parties Thereto, Bank of America, N.A. and The Bank of New York, as Co-Syndication Agents, Citicorp USA Inc. and BNP Paribas, as Co-Documentation Agents, and JP Morgan Chase Bank, as Administrative Agent.

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