Form 10-K
period 2004-09-30
FRANKLIN RESOURCES INC
filed 2004-12-14
CIK 38777

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    ---------
                                    FORM 10-K
(MARK ONE)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 2004
                                       OR
[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Indicate by "X" mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by "X" mark whether the registrant is an accelerated  filer (as defined
in Exchange Act Rule 12b-2). YES [X]   NO

The aggregate market value of the voting stock ("Common Stock") held by non-affiliates of the registrant, as of March 31, 2004 (the last business day of registrant's second quarter of fiscal 2004), was approximately $7.66 billion based upon the last sale price reported for such date on the New York Stock Exchange. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

Number of shares of the registrant's common stock outstanding at November 30, 2004: 251,352,866

DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of the registrant's proxy statement for its annual meeting of stockholders (the "Proxy Statement") to be held on January 25, 2005, which will be filed with the Securities and Exchange Commission (the "SEC"), are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------


                       INDEX TO ANNUAL REPORT ON FORM 10-K
                       -----------------------------------

                                                                                    PAGE
                                                                                   NUMBER
                                                                              REFERENCE TO THIS
     FORM 10-K                                                               2004 ANNUAL REPORT
REQUIRED INFORMATION                                                            ON FORM 10-K
--------------------                                                            ------------
PART I
   ITEM 1.     BUSINESS...............................................................  4
                 General..............................................................  4
                 Company History and Acquisitions.....................................  4
                 Lines of Business....................................................  5
                  Investment Management and Related Services..........................  5
                  Banking/Finance Operations.......................................... 21
                 Regulatory Considerations............................................ 22
                 Competition.......................................................... 23
                 Financial Information About Industry Segments........................ 24
                 Intellectual Property................................................ 24
                 Employees............................................................ 25
                 Available Information................................................ 25
                 Executive Officers of the Registrant................................. 25

   ITEM 2.     PROPERTIES............................................................. 27

   ITEM 3.     LEGAL PROCEEDINGS...................................................... 28

   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF
                 SECURITY HOLDERS..................................................... 30

PART II

   ITEM 5.     MARKET FOR REGISTRANT'S COMMON
                 EQUITY, RELATED STOCKHOLDER MATTERS
                 AND ISSUER PURCHASES OF EQUITY SECURITIES............................ 31

   ITEM 6.     SELECTED FINANCIAL DATA................................................ 32

   ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS........................ 32

   ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                 ABOUT MARKET RISK.................................................... 51

   ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................ 53

   ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON ACCOUNTING AND FINANCIAL DISCLOSURE............................... 94

   ITEM 9A.    CONTROLS AND PROCEDURES................................................ 94

   ITEM 9B.    OTHER INFORMATION...................................................... 94


                                       2
--------------------------------------------------------------------------------

                                                                                    PAGE
                                                                                   NUMBER
                                                                              REFERENCE TO THIS
     FORM 10-K                                                               2004 ANNUAL REPORT
REQUIRED INFORMATION                                                            ON FORM 10-K
--------------------                                                            ------------
PART III

   ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....................  94
                  Proxy: "Proposal 1: Election of Directors"*

   ITEM 11.    EXECUTIVE COMPENSATION................................................  94
                  Proxy: "Proposal 1: Election of Directors"*

   ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                 OWNERS AND MANAGEMENT AND RELATED
                 STOCKHOLDER MATTERS.................................................  95
                  Equity Compensation Plan Information
                  Proxy: "Security Ownership of Principal Shareholders"
                    and "Security Ownership of Management"*

   ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED
                 TRANSACTIONS........................................................  95
                  Proxy: "Proposal 1: Election of Directors -
                    Certain Relationships and Related Transactions"*

   ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES................................  95

PART IV

   ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES............................  96

               SIGNATURES............................................................ 103


* Incorporated by reference to the Proxy Statement.


                                       3
--------------------------------------------------------------------------------

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

ITEM 1.   BUSINESS.

GENERAL

Franklin Resources, Inc. ("FRI" or the "Company"), is an investment management company, which is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and as a financial holding company under the Gramm-Leach-Bliley Act (the "GLB Act"). Through our wholly-owned direct and indirect subsidiary companies, we provide a broad range of investment advisory, investment management and related services to open-end and closed-end investment companies (including our own family of retail mutual funds), institutional accounts, high net-worth families, individuals and separate accounts in the United States (the "U.S.") and internationally. Our "sponsored investment products" include a broad range of domestic and global/international equity, hybrid, fixed-income, and money market mutual funds as well as other investment products, which are sold to the public under the Franklin, Templeton, Mutual Series, Bissett, Fiduciary Trust and Darby Overseas brand names. As of September 30, 2004, we had $361.9 billion in assets under our management with approximately 15.3 million billable shareholder accounts worldwide. In support of our primary business and operating segment, investment management, we also provide certain related services, including transfer agency, fund administration, distribution, shareholder processing, custodial, trustee and other fiduciary services. In our secondary business and operating segment, banking/finance, we provide clients with select retail-banking and consumer loan services through our bank subsidiaries. The common stock of FRI is traded in the U.S. primarily on the New York Stock Exchange (the "NYSE") and the Pacific Exchange under the ticker symbol "BEN" and under the ticker symbol "FRK" on the London Stock Exchange, and is included in the Standard & Poor's 500 Index. The term "Franklin(R) Templeton(R) Investments" as used in this document, refers to Franklin Resources, Inc. and its consolidated subsidiaries.

COMPANY HISTORY AND ACQUISITIONS

Franklin Templeton Investments and its predecessors have been engaged in the investment management business since 1947. Franklin Resources, Inc. was incorporated in Delaware in November 1969. We originated our mutual fund business with the Franklin family of funds, which is now known as the Franklin Funds(R). We expanded our business, in part, by acquiring companies engaged in the investment advisory and investment management business.

In October 1992, we acquired substantially all of the assets and liabilities of the investment adviser, investment management and other financial service businesses of Templeton, Galbraith & Hansberger Ltd. This acquisition added the Templeton family of funds to our Company. The Templeton funds are known for their international and global investment objectives and value style of investing.

In November 1996, we acquired certain assets and liabilities of Heine Securities Corporation, which provided investment management services to various accounts and investment companies, including Mutual Series Fund Inc., now known as Franklin Mutual Series Fund Inc. ("Mutual Series"). The Mutual Series funds are primarily value oriented equity funds.

We expanded our business in Korea in July 2000 when we purchased all of the remaining outstanding shares of a Korean asset management company, Ssangyong Templeton Investment Trust Management Co., Ltd.


                                       4
--------------------------------------------------------------------------------

(currently known as Franklin Templeton Investment Trust Management Co., Ltd.) in which we previously held a partial interest. With assets under management exceeding $3 billion in Korea, we are now one of the larger foreign money managers in that country.

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

In July 2002, our 75% owned subsidiary, Franklin Templeton Asset Management (India) Private Limited, acquired all of the outstanding shares of Pioneer ITI AMC Limited ("Pioneer") for approximately $55.4 million. Pioneer was an Indian investment management company which had approximately $800 million in assets under management as of the purchase date. The acquisition has made us one of the largest private sector fund companies in India, with assets under management of over $4 billion, and approximately 850,000 shareholder accounts at September 30, 2004.

In October 2003, we acquired Darby Overseas Investments, Ltd. and Darby Overseas Partners, L.P. (collectively, "Darby") for $75.9 million. We had previously owned 12.66% of Darby, and with the completion of the acquisition, we now have a 100% ownership interest. Darby, based in Washington, D.C., sponsors and manages funds for institutional investors and high net-worth clients that invest primarily in emerging markets, private equity and mezzanine finance transactions, including specialized sector funds.

LINES OF BUSINESS

I.   INVESTMENT MANAGEMENT AND RELATED SERVICES
     ------------------------------------------

We derive substantially all of our revenues from providing investment advisory, investment management, distribution and administrative services to our various family of funds, high net-worth clients, institutional accounts and separate accounts. Our revenues depend to a large extent on the amount of assets under management. Underwriting and distribution revenues, also a large source of revenue, consist of sales charges and commissions derived from sales of our sponsored investment products and distribution and service fees. When used in this report "Franklin Templeton mutual funds" or "funds" means all of the Franklin, Templeton, Mutual Series, Bissett and Fiduciary Trust mutual funds; "sponsored investment products" means all of the Franklin Templeton mutual funds together with closed-end investment companies, foreign-based investment products, and other U.S. and international private, institutional, high net-worth and separate accounts.


                                       5
--------------------------------------------------------------------------------

A.   ASSETS UNDER MANAGEMENT ("AUM")
     -------------------------------

Investment management fees, a large source of our revenue, are based upon the dollar value of assets in the accounts that we advise. As of September 30, 2004, the type of assets under management by investment objective held by investors on a worldwide basis was:


TYPE OF ASSETS                                                          VALUE IN BILLIONS        % TOTAL OF AUM
--------------------------------------------------------------------------------------------------------------
EQUITY
------
Growth potential, income potential or various combinations thereof.                $199.3                   55%

FIXED-INCOME
------------
Both long and short-term.                                                           $96.8                   27%

HYBRID
------
Asset allocation, balanced, flexible and income-mixed funds.                        $59.0                   16%

MONEY MARKET
------------
Short-term liquid assets.                                                            $6.8                    2%

Broadly speaking, the change in the net assets of the sponsored investment products depends primarily upon two factors: (1) the level of sales (inflows) as compared to the level of redemptions (outflows); and (2) the increase or decrease in the market value of the securities held in the portfolio of investments. We are subject to the risk of asset volatility, resulting from changes in the domestic and global financial and equity markets. In addition, because we generally derive higher revenues and income from our equity assets, a shift in assets from equity to fixed-income and hybrid funds reduces total revenue and thus, net income. Despite such risk of asset volatility, we believe that we are more competitive as a result of the greater diversity of sponsored investment products available to our customer base.

B.   TYPES OF INVESTMENT MANAGEMENT AND RELATED SERVICES
     ---------------------------------------------------

A majority of our revenues are derived from providing investment management, advisory, distribution, transfer agency and related services for the Franklin Templeton open-end and/or closed-end funds. We advise, manage and implement the investment activities of, and provide other administrative services necessary to operate, our U.S.-registered open-end and closed-end funds or series and our many non-U.S. based sponsored investment products.

1.   Fund Advisory Services

We earn investment management fee revenues by providing investment advisory and management services pursuant to investment management agreements with each fund. This business is primarily conducted through our wholly-owned direct and indirect subsidiary companies, including, among others, the following:

Fiduciary International, Inc. ("FII"), a registered investment adviser under the Investment Advisers Act of 1940 (the "Advisers Act"), provides investment advisory and portfolio management services to certain mutual funds and separate accounts;

Fiduciary Investment Management International, Inc. ("FIMI"), a registered investment adviser under the Advisers Act, provides investment management and portfolio management services to institutional clients and private accounts;

Fiduciary Trust Company of Canada ("FTCC"), a registered foreign equivalent investment adviser with certain of the Canadian provincial securities commissions, provides investment advisory and portfolio management services to certain mutual funds and separate accounts;

Fiduciary Trust International Limited ("FTIL"), a registered investment adviser under the Advisers Act, provides investment advisory and portfolio management services for institutional clients, investment companies and private accounts;

Franklin Advisers, Inc. ("FAV"), a registered investment adviser under the Advisers Act, provides investment advisory, portfolio management and administrative services to various Franklin Templeton mutual funds, sub-advisory services to non-affiliated entities and advisory services to institutional accounts;


                                       6
--------------------------------------------------------------------------------

Franklin Advisory Services, LLC ("FAS"), a registered investment adviser under the Advisers Act, provides investment advisory and portfolio management services to certain of the Franklin Templeton mutual funds and also provides sub-advisory services to non-affiliated entities;

Franklin Investment Advisory Services, LLC ("FIAS"), a registered investment adviser under the Advisers Act, provides investment and portfolio management services to mutual fund clients;

Franklin Mutual Advisers, LLC ("FMA"), a registered investment adviser under the Advisers Act, provides investment and portfolio management services to the Mutual Series funds and also to certain Franklin Templeton mutual funds;

Franklin Templeton Alternative Strategies, Inc. ("FTAS"), a registered investment adviser under the Advisers Act and a registered Commodity Pool Operator under the Commodity Exchange Act, provides investment advisory, portfolio management and administrative services to certain of our sponsored investment products with mandates in alternative investments and subadvisory services to certain Franklin Templeton mutual funds;

Franklin Templeton Asset Management (India) Private Limited ("FTAMPL"), an "Asset Management Company" approved by the Securities and Exchange Board of India, provides investment advisory, portfolio management and administrative services to certain mutual funds in India;

Franklin Templeton Institutional, LLC ("FTI"), a registered investment adviser under the Advisers Act, provides investment advisory, portfolio management and administrative services to institutional clients;

Franklin Templeton Investment Management Limited ("FTIML"), a registered foreign equivalent investment adviser in the United Kingdom and a registered investment adviser under the Advisers Act, serves as an investment adviser to various of our investment companies registered in foreign jurisdictions, including Europe, and to various separate accounts, as well;

Franklin Templeton Investment Trust Management Co., Ltd. ("FTITMC"), a registered foreign equivalent investment adviser in Korea, provides investment trust management services and also manages equity and fixed income products in Korea;

Franklin Templeton Investments (Asia) Limited ("FTIA"), a registered investment adviser under the Advisers Act and a foreign equivalent of an investment adviser in Hong Kong, provides certain advisory and subadvisory services to certain Franklin and Templeton funds and distributes investment products in Hong Kong;

Franklin Templeton Investments Australia Limited ("FTIAUST"), a registered foreign equivalent investment adviser in Australia, provides investment advisory and portfolio management services to institutional clients in Australia;

Franklin Templeton Investments Corp. ("FTIC"), a registered foreign equivalent investment adviser with many of the Canadian securities commissions, a mutual fund broker/dealer with the Ontario Securities Commission and Alberta Securities Commission and an investment adviser under the Advisers Act, provides investment advisory, portfolio management, distribution and administrative services for Canadian registered retail funds and sub-advisory services to certain institutional and private accounts;

Franklin Templeton Investments Japan Limited ("FTIJL"), a registered foreign equivalent investment adviser in Japan, provides investment advisory, portfolio management and administrative services to certain of our funds in Japan and manages Japan equity funds that are sold in other regions;

Franklin Templeton Portfolio Advisors, Inc. ("FTPA"), a registered investment adviser under the Advisers Act, provides advisory services to private accounts and in connection with third party broker/dealer separately managed account or "wrap fee" programs;

Templeton Asset Management Ltd. ("TAML"), a registered investment adviser under the Advisers Act and a registered foreign equivalent investment adviser in Singapore and Hong Kong, provides investment advisory and related services to certain Templeton developing markets funds and portfolios;

Templeton Global Advisors Limited ("TGAL"), a registered investment adviser under the Advisers Act, provides investment advisory, portfolio management, and administrative services to certain of the institutional and private accounts; and


                                       7
--------------------------------------------------------------------------------

Templeton Investment Counsel, LLC ("TIC"), a registered investment adviser under the Advisers Act, provides investment advisory, portfolio management and administrative services to certain of the Templeton funds, sub-advisory services to certain of the Franklin funds and advisory services to institutional and private accounts.

Our investment adviser subsidiaries conduct investment research and determine which securities the U.S.-registered open-end and closed-end funds will purchase, hold or sell under the supervision and oversight of the fund's board of trustees, directors or administrative managers. In addition, the investment advisers subsidiaries take all steps necessary to implement such decisions, including selecting brokers and dealers, executing and settling trades in accordance with detailed criteria set forth in the management agreement for each fund, internal policies, and applicable law and practice. In addition, certain of our subsidiary companies provide similar investment management and administrative services to a number of non-U.S. open-end and closed-end investment companies, as well as other U.S. and international private and institutional accounts, including certain of our sponsored investment companies organized in Luxembourg and Ireland.

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

Investment management and related services are provided pursuant to agreements in effect with each of our U.S.-registered open-end and closed-end funds. Comparable agreements are in effect with foreign-registered funds and private and institutional accounts. In general, the management agreements for our U.S.-registered open-end and closed-end funds must be renewed each year (after an initial two year term), and must be specifically approved at least annually by a vote of such funds' board of trustees or directors as a whole and separately by the trustees/directors that are not interested persons of such funds' under the Investment Company Act of 1940 (the " '40 Act") or by a vote of the holders of a majority of such funds' outstanding voting securities. Foreign-registered funds and private and institutional accounts have various termination rights, and review and renewal provisions that are not discussed in this report.

Under the majority of investment management agreements, the U.S.-registered open-end and closed-end funds pay us a fee payable monthly in arrears based upon a fund's average daily net assets. Annual fee rates under the various global investment management agreements generally range from 0.15% to a maximum of 2.50% and are often reduced as net assets exceed various threshold levels. The funds generally pay their own expenses such as legal, custody and audit fees, reporting costs, board and shareholder meeting costs, United States Securities and Exchange Commission ("SEC") and state registration fees and similar expenses.

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

Our investment management agreements permit us to serve as an adviser to more than one fund so long as our ability to render services to each of the funds is not impaired, and so long as purchases and sales of portfolio securities for various advised funds are made on an equitable basis. Our management personnel and the fund directors or trustees regularly review the fund advisory and other administrative fee structures in light of fund performance, the level and range of services provided, industry conditions and other relevant factors. Advisory and other administrative fees are generally waived or voluntarily reduced when a new fund is established and then increased to contractual levels within an established timeline or as net asset values reach certain levels.

Each U.S. investment management or advisory agreement between certain of our subsidiary companies and each fund automatically terminates in the event of its "assignment", as defined in the '40 Act. In addition, either party may terminate the agreement without penalty after written notice ranging from 30 to 60 days. If management agreements representing a significant portion of our assets under management were terminated, it would have a material adverse impact on our Company. To date, none of our management agreements with any of our retail Franklin Templeton mutual funds have been involuntarily terminated.


                                       8
--------------------------------------------------------------------------------

2.   Underwriting and Distribution

A significant portion of our revenues under the investment management operating segment are generated from providing underwriting and distribution services. Franklin/Templeton Distributors, Inc. ("FTDI"), a wholly-owned subsidiary of the Company, acts as the principal underwriter and distributor of shares of most of our U.S.-registered open-end mutual funds. We earn underwriting and distribution fees primarily by distributing the funds pursuant to distribution agreements between FTDI and the funds. Under each distribution agreement, we offer and sell the fund's shares on a continuous basis and pay certain costs associated with underwriting and distributing the funds, including the costs of developing and producing sales literature and printing of prospectuses, which may be then either partially or fully reimbursed by the funds.

Most of our U.S. and non-U.S.-registered retail funds are distributed with a multi-class share structure. We adopted this share structure to provide investors with greater sales charge alternatives for their investments. Class A shares represent a traditional fee structure whereby the investor pays a commission at the time of purchase unless minimum investment criteria are met. Class B shares, which are available in many of our funds in the U.S. and globally, have no front-end sales charges but instead have a declining schedule of sales charges (called contingent deferred sales charges) if the investor redeems within a number of years from the original purchase date. The boards of the funds that offer Class B shares have approved a proposal to cease the offering of Class B shares to new investors and existing shareholders desiring to make additional purchases. Existing Class B shareholders would continue to be permitted to exchange shares into Class B shares of different funds. Existing Class B shareholders would also be permitted to continue to reinvest dividends in additional Class B shares. The cessation of purchases of Class B shares by new investors and existing shareholders will be effective in the first calendar quarter of 2005 and may have a negative effect on the overall sales of the funds' shares. Class C shares have no front-end sales charges, but do have a back-end sales charge for redemptions within 12 months from the date of purchase. Class R shares with reduced sales charges are available for purchase by certain retirement plan accounts in the U.S. only.

Globally, we offer Advisor Class shares in many of our Franklin Templeton mutual funds and in the U.S. we offer Z Class shares in Mutual Series funds on a limited basis, both of which have no sales charges. Franklin Global Trust offers seven series of funds, managed by our subsidiary FII, which are sold with no sales charge to high net-worth or institutional clients of Fiduciary Trust. The Advisor and Z Class shares are available to our current and former officers, trustees, directors, and full-time employees, and are also offered to institutions and investment advisory clients (both affiliated and unaffiliated), as well as individuals generally investing $5 million or more. In the U.S., we also sell money market funds to investors without a sales charge. Under the terms and conditions described in the prospectuses or the statements of additional information for some funds, certain investors can purchase shares at net asset value or at reduced sales charges. In addition, investors may generally exchange their shares of a fund at net asset value for shares within the same class of another Franklin Templeton mutual fund without having to pay additional sales charges.

Some of our insurance product funds offered for sale in the U.S. offer a three-class share structure, Class 1, Class 2, and Class 3 shares, which are offered at net asset value without a sales load directly to the insurance company separate accounts (the shareholder). The only difference between the three classes is that Class 2 and Class 3 shares are assessed a distribution and service fee ("12b-1 fee") (as described below) payable to those who sell and distribute Class 2 and Class 3 shares and provide services to shareholders and contract owners (e.g., FTDI), the insurance company or others. These 12b-1 fees are generally assessed quarterly at an annual rate of 0.25% of the average daily net assets of the class. Two of the insurance funds also offer Class 3 shares, which are the same as Class 2 shares, except that they assess a 1.00% redemption fee when variable contract owners redeem funds from an insurance company sub-account held for less than 60 days.

Globally, we offer other types of share classes based on the local needs of the investors in a particular market. In the majority of cases, investors in any class of shares within the U.S. or globally may exchange their shares for a like class of shares in another fund, subject to certain fees that may apply.


                                       9
--------------------------------------------------------------------------------

The following table summarizes the sales charges and distribution and service fee structure for various share classes of our U.S.-registered retail mutual funds. The fees below generally apply to our U.S.-registered retail mutual funds, however, there are exceptions to this fee schedule for some funds.

SALES CHARGES AND DISTRIBUTION AND SERVICE FEES FOR MOST U.S.-REGISTERED RETAIL FUNDS
-------------------------------------------------------------------------------------
                                       CLASS A       CLASS B        CLASS C         CLASS R
U.S. RETAIL FUNDS                      SHARES        SHARES (c)     SHARES (d)      SHARES
-------------------------------------- ------------- -------------- --------------- -----------------
Sales Charge at Time of Investment
  Equity                               5.75% (a)     None.          None.           None.
  Fixed-income                         4.25% (a)     None.          None.           None.
-------------------------------------- ------------- -------------- --------------- -----------------
Contingent Deferred Sales Charge       None. (b)     4% maximum     1% if           1% if
                                                     declining      shareholder     shareholder
                                                     to zero        sells           sells shares
                                                     after 6        shares          within 18
                                                     years of       within 12       months of
                                                     each           months of       investment.
                                                     investment.    investment.
-------------------------------------- ------------- -------------- --------------- -----------------
Maximum Yearly 12b-1 Plan Fees
  Equity                               0.35%         1.00%          1.00%           0.50%
  Fixed-income
    Taxable                            0.25%         0.65%          0.65%           0.50%
    Tax-free                           0.10%         0.65%          0.65%           None.
-------------------------------------- ------------- -------------- --------------- -----------------
Types of Investors That May Purchase   Any.          Any.           Any.            See Note (f)
This Share Class                                                                    below.
-------------------------------------- ------------- -------------- --------------- -----------------

U.S. RETAIL FUNDS                     ADVISOR CLASS SHARES          Z CLASS SHARES (e)
------------------------------------- ----------------------------- ---------------------------------
Sales Charge at Time of Investment    None.                         None.
  Equity
  Fixed-income
------------------------------------- ----------------------------- ---------------------------------
Contingent Deferred Sales Charge      None.                         None.
------------------------------------- ----------------------------- ---------------------------------
Maximum Yearly 12b-1 Plan Fees        None.                         None.
------------------------------------- ----------------------------- ---------------------------------
Types of Investors That May           Current and former            Current and former officers,
Generally Purchase This Share Class   officers, trustees,           trustees, directors and
                                      directors and full-time       full-time employees of Franklin
                                      employees of Franklin         Templeton Investments;
                                      Templeton Investments;        institutions, investment
                                      institutions, investment      advisory clients, individuals
                                      advisory clients,             investing $5 million or more in
                                      individuals investing $5      Franklin Templeton mutual funds.
                                      million or more in Franklin
                                      Templeton mutual funds.
------------------------------------- ----------------------------- ---------------------------------

(a) Reductions in the maximum sales charges may be available depending upon the amount invested and the type of investor. In some cases noted in each fund's prospectus or statement of additional information, certain investors may invest in Class A shares at net asset value (with no load). In connection with certain of these no-load purchases, FTDI may make a payment out of its own resources to a broker/dealer involved with that sale.
(b) For Net Asset Value ("NAV") purchases over $1 million, a contingent deferred sales charge ("CDSC") of 1.00% may apply to shares redeemed within 18 months.
(c) Class B shares convert to Class A shares after eight (8) years of ownership. Effective in the first calendar quarter of 2005, Class B shares will no longer be offered to new investors and existing Class B shareholders desiring to make additional purchases.
(d) FTDI pays a 1.00% broker/dealer commission to broker/dealers of record of Class C shares. FTDI recovers a portion of the amount it pays to broker/dealers by retaining certain 12b-1 fees assessed during the first 12 months and from collecting contingent deferred sales charges on any redemptions made within 12 months of the time of sale.
(e) When the Company entered into management contracts for the Mutual Series funds, the outstanding shares of Mutual Series funds were reclassified as Z Class shares on October 31, 1996. Current shareholders who held shares of any Mutual Series funds on October 31, 1996 may continue to purchase Z Class shares of any Mutual Series fund. Z Class shareholders may exchange into Class A shares of other Franklin Templeton mutual funds at net asset value, which are subject to 12b-1 fees. FTDI may make a payment out of its own resources to a broker/dealer involved in selling Z Class shares.
                                       10
--------------------------------------------------------------------------------

(f) The types of investors that may purchase Class R shares include, employer sponsored retirement plans; any trust or plan established as part of a qualified tuition program under Section 529 of the Internal Revenue Code; and investors who open a Franklin Templeton IRA rollover account with less than $1 million other than a current or former Franklin Templeton employee or as the result of a spousal rollover or a Qualified Domestic Relations Order or with direct rollover proceeds of a Defined Contribution Services Plan. FTDI pays a 1.00% broker/dealer commission to broker/dealers of record of Class R shares. FTDI recovers a portion of the amount it pays to broker/dealers by retaining certain 12b-1 fees assessed during the first 12 months.

Our non-U.S.-registered funds, including the Tax Class shares offered in Canada, have various sales charges and fee structures that are not discussed in this report.

The distribution agreements with the U.S.-registered Franklin Templeton mutual funds generally provide for FTDI to pay commission expenses for sales of fund shares to broker/dealers. These broker/dealers receive various sales commissions and other fees from FTDI, including fees from the investors in the funds and the funds themselves, for services in matching investors with funds whose investment objectives match such investors' goals and risk profiles. Broker/dealers may also receive fees for their assistance in explaining the operations of the funds, in servicing the investor's account, reporting and various other distribution services. Franklin Templeton mutual fund shares are sold primarily through a large network of independent intermediaries, including broker/dealers, banks and other similar financial advisers. We are heavily dependent upon these distribution channels and business relationships. FTDI may make payments to certain broker/dealers who provide marketing support services, which may include business planning assistance, advertising, educating broker/dealer personnel about the Franklin Templeton mutual funds and shareholder financial planning needs, placement on the broker/dealer's list of offered funds, and access to sales meetings, sales representatives and management representatives of the broker/dealer. There is increasing competition for access to these channels, which has caused our distribution costs to rise and could cause further increases  in the  future as  competition  continues  and  service  expectations increase. As of September 30, 2004, over 3,700 local, regional, and national securities brokerage firms offered shares of the U.S.-registered Franklin Templeton mutual funds for sale to the investing public. In the U.S., we have approximately 76 general wholesalers and eight Franklin Templeton Portfolio
Advisors, Inc. and retirement plan wholesalers who interface with the broker/dealer community.

Most of the U.S.-registered Franklin Templeton mutual funds, with the exception of certain Franklin Templeton money market funds, have adopted distribution plans (the "Plans") under Rule 12b-1 promulgated under the '40 Act ("Rule 12b-1"). The Plans are established for an initial term of one (1) year and, thereafter, must be approved annually by the particular fund's board of directors or trustees and by a majority of its directors or trustees who are not interested persons of the fund under the '40 Act (the "disinterested fund directors/trustees"). All such Plans are subject to termination at any time by a majority vote of the disinterested fund directors/trustees or by the particular fund shareholders. Fees from the Plans are paid primarily to third-party broker/dealers who provide service to the shareholder accounts, and engage in distribution activities. The Plans permit the funds to bear certain expenses relating to the distribution of their shares, such as expenses for marketing, advertising, printing and sales promotion. FTDI may also receive reimbursement from the funds for various expenses that FTDI incurs in distributing the funds, such as marketing, advertising, printing and sales promotion subject to the Plans' limitations on amounts. Each fund has a percentage limit for these types of expenses based on average daily net assets under management.

Similar arrangements exist with the distribution of our global funds and in all cases the distributor of the funds in the local market arranges for and pays commissions.

Class B and C shares are generally more costly to us in the year of sale, but they allow us to be competitive by increasing our presence in various distribution channels. Historically, we have arranged to finance Class B and certain Class C share deferred commissions arising from our U.S., Canadian and European operations through Lightning Finance Company Limited, a company in which we have a 49% ownership interest. The repayment of the financing advances is limited to the cash flows generated by the Plans and by any contingent deferred sales charges collected in connection with early redemptions. Effective in the first calendar quarter of 2005, Class B shares will no longer be offered to new investors and existing Class B shareholders desiring to make additional purchases.


                                       11
--------------------------------------------------------------------------------

The sales commissions and payments below, payable to qualifying broker/dealers, generally apply to our U.S.-registered retail funds; however, there are exceptions to this schedule for some funds.

SALES COMMISSIONS AND OTHER PAYMENTS PAID TO QUALIFYING BROKER/DEALERS AND
OTHER INTERMEDIARIES FOR MOST U.S.-REGISTERED RETAIL FUNDS
----------------------------------------------------------

U.S. RETAIL FUNDS                                   CLASS A SHARES     CLASS B SHARES     CLASS C SHARES  CLASS R SHARES (g)
------------------------------------------------- ------------------ ------------------- ---------------- -----------------
Broker/Dealer Commission at Time of
 Investment
  Equity                                            5.00%              4.00%              1.00%           1.00%
  Fixed-income                                      4.00%              3.00% (b)          1.00%           1.00%
Maximum Yearly 12b-1 Plan Fees
  Equity                                            0.25% (a)          0.25% (c)          1.00% (e)       0.35%
  Fixed-income                                                                                            0.35%
     Taxable                                        0.25% (a)          0.15% (d)          0.65% (f)
     Tax-free                                       0.10%              0.15% (d)          0.65% (f)
------------------------------------------------- ------------------ ------------------- ---------------- -----------------

(a) The fees referenced above generally apply; however, there are certain individual funds that may apply a different fee structure, including the Franklin Rising Dividends Fund whose 12b-1 fee is 0.50%, certain equity funds whose 12b-1 fees are 0.35% and certain taxable fixed-income funds whose 12b-1 fees are 0.15%.
(b)  Certain fixed-income funds now pay 4.00%.
(c) FTDI receives a fee equal to 1.00%, of which 0.25% is paid to the broker/ dealer on the account and the remaining 0.75% is remitted directly to a third party for financing initial broker/dealer commissions. After 8 years from the date of the investment, Class B shares are converted into Class A shares. Effective in the first calendar quarter of 2005, Class B shares will no longer be offered to new investors and existing Class B shareholders desiring to make additional purchases. Payments under the funds' Rule 12b-1 plans will continue for existing Class B shares subject to maximum asset-based sales charges under the National Association of Securities Dealers (the "NASD") rules.
(d) FTDI receives a fee equal to 0.65%, of which 0.15% is paid to the broker/ dealer on the account and the remaining 0.50% is remitted directly to a third party for financing initial broker/dealer commissions. After 8 years from the date of the investment, Class B shares are converted into Class A shares. Effective in the first calendar quarter of 2005, Class B shares will no longer be offered to new investors and existing Class B shareholders desiring to make additional purchases. Payments under the funds' Rule 12b-1 plans will continue for existing Class B shares subject to maximum asset-based sales charges under NASD rules.
(e) FTDI retains a fee equal to 0.75% and pays 0.25% to the broker/dealer on the average assets in the account for the first twelve (12) months following the sale, after which the full 12b-1 fee is paid to the broker/dealer.
(f) FTDI retains a fee equal to 0.50% and pays 0.15% to the broker/dealer on the assets in the account for the first twelve (12) months following the sale, after which it is paid to the broker/dealer.
(g) With respect to Class R shares, broker/dealers may be eligible to receive a 12b-1 fee of 0.35% starting in the 13th month. During the first 12 months, the full 12b-1 fee will be paid to FTDI to partially offset commission paid at the time of purchase. Starting in the 13th month, FTDI will receive 0.15%. Broker/dealers may be eligible to receive the full 0.50% 12b-1 fee starting at the time of purchase if they forego the prepaid commission of 1%.

Our various foreign subsidiaries provide underwriting and distribution services for our non-U.S.-registered mutual funds, and pay various sales commissions and other payments to qualifying broker/dealers and other intermediaries who are not discussed in this report.

FTDI and/or its affiliates may make the following additional payments out of its own assets to securities broker/dealers that sell shares of Franklin Templeton mutual funds:

MARKETING SUPPORT PAYMENTS. FTDI may make payments to certain broker/dealers who are holders or dealers of record for accounts in one or more of the Franklin Templeton mutual funds. A broker/dealer's marketing support services may include business planning assistance, advertising, educating broker/dealer personnel about the Franklin Templeton mutual funds and shareholder financial planning needs, placement on the broker/dealer's list of offered funds, and access to sales meetings, sales representatives and management representatives of the broker/dealer. FTDI compensates broker/dealers differently depending upon, among other factors, sales and assets levels, redemption rates and the level and/or type of marketing and educational activities provided by the broker/dealer. Except as described below, in the case of any one broker/dealer, marketing support payments will not exceed the sum of 0.10% of that broker/dealer's current year's total sales of Franklin Templeton mutual funds and 0.05% (or 0.03%) of the total assets, respectively, of equity or fixed income funds attributable to that broker/dealer, on an annual basis.

                                       12
--------------------------------------------------------------------------------

TRANSACTION SUPPORT PAYMENTS. FTDI may pay ticket charges of up to $20 per purchase or exchange order placed by a broker/dealer or one time payments for ancillary services such as setting up funds on a broker/dealer's mutual fund trading system.

OTHER PAYMENTS. From time to time, FTDI, at its expense, may provide additional compensation to broker/dealers which sell or arrange for the sale of shares of the funds. Such compensation may include financial assistance to broker/dealers that enable FTDI to participate in and/or present at conferences or seminars, sales or training programs for invited registered representatives and other employees, client and investor events and other broker/dealer-sponsored events. These payments may vary depending upon the nature of the event.

FTDI routinely sponsors due diligence meetings for registered representatives during which they receive updates on various Franklin Templeton mutual funds and are afforded the opportunity to speak with portfolio managers. To the extent permitted by their firm's policies and procedures, registered representatives' expenses in attending these meetings may be covered by FTDI.

Other compensation may be offered to the extent not prohibited by state laws or any self-regulatory agency, such as the NASD. FTDI makes payments for events it deems appropriate, subject to FTDI guidelines and applicable law.

3.  Shareholder Services

Our subsidiary, Franklin Templeton Investor Services, LLC ("FTIS"), provides shareholder record keeping services and acts as transfer agent and dividend-paying agent for the U.S.-registered Franklin Templeton open-end funds. FTIS is registered with the SEC as a transfer agent under the Securities Exchange Act of 1934. FTIS is compensated under an agreement with each fund on the basis of an annual per account fee, which varies with the fund and the type of services being provided, and is reimbursed for out-of-pocket expenses. In addition, certain funds compensate FTIS based on assets under management. Other subsidiaries provide the same services to the mutual funds offered for sale in Canada, Europe, Asia, and other regions internationally, under similar fee arrangements.

FTIS may also pay servicing fees, that will be reimbursed by the funds, in varying amounts to certain financial institutions (primarily to help offset their costs associated with client account maintenance support, statement preparation and transaction processing) that (i) maintain omnibus accounts with the fund in the institution's name on behalf of numerous beneficial owners of fund shares; or (ii) provide support for fund shareholder accounts by sharing account data with FTIS through the National Securities Clearing Corporation (the "NSCC") networking system. FTIS will also receive a fee from the funds for services provided in support of beneficial owners and NSCC networking system accounts.

4.  Administrative Services

Generally, the funds themselves have no paid employees. Through our subsidiaries, including Franklin Templeton Companies, LLC and Franklin Templeton Services, LLC ("FTS"), we provide and pay the salaries of personnel who serve as officers of our U.S.-registered open-end and closed-end funds, including the administrative personnel as necessary to conduct such funds' day-to-day business operations. These personnel provide information, ensure compliance with securities regulations, maintain accounting systems and controls, prepare annual reports and perform other administrative activities. FTS is compensated under separate agreements with most of the funds on the basis of a percentage of assets under management.

C.  HIGH NET-WORTH INVESTMENT MANAGEMENT
    ------------------------------------

Through our subsidiary, Fiduciary Trust, and our Canadian high net-worth business unit, FTCC, we provide global investment management services to and market and sell our sponsored investment products to high net-worth individuals and families. At Fiduciary Trust, these services focus on managing family wealth from generation to generation through a full service package including wealth management, estate planning, private funds, private banking, and custody services. Our high net-worth client business seeks to maintain relationships that span generations and help families plan the best method of intergenerational wealth transfer.

                                       13
--------------------------------------------------------------------------------

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

We operate our institutional business under the trade name Franklin Templeton Institutional. Through a series of legal entities globally, including FTI in the U.S. we distribute, and market the different investment advisory capabilities of our various investment advisory subsidiaries under the Franklin, Templeton, Bissett, Fiduciary Trust and Darby brand names globally. We primarily attract new institutional business through our strong relationships with pension and management consultants and through additional mandates from our existing client relationships.

The Retirement Group, a division of our U.S. subsidiary FTDI, services sponsors of defined contribution plans, including 401(k)s, bundled defined contribution plans, variable annuity products and individual retirement accounts. This business unit allows us to focus on expanding sales of our asset management capabilities to the U.S. retirement industry by offering a number of investment options, including sub-advised portfolios, mutual funds, education savings plans and variable insurance trusts.

E.  MANAGED ACCOUNTS
    ----------------

Through our subsidiary, Franklin Templeton Portfolio Advisors, Inc., a registered investment adviser, doing business as Franklin Portfolio Advisors and Templeton Portfolio Advisors, we provide private portfolio management services and advisory services through third party broker/dealer wrap fee programs. Our subsidiary, TFIS, also serves as a direct marketing broker/dealer for institutional investors in the Franklin Templeton mutual funds. Through our various subsidiaries, we also market and distribute our sponsored investment products to individually managed and separate accounts.

F.  TRUST AND CUSTODY
    -----------------

Our subsidiary, Fiduciary Trust, provides trust and custody services including global master custody and support services to high net-worth and institutional clients. Through various trust company subsidiaries, including Fiduciary Trust, we offer a wide range of investment-related services, including, custody and administration, trust services, estate planning, tax planning, securities brokerage, trade clearance and private banking to high net-worth individuals, families and institutional clients in the U.S. and abroad. In addition to custody services, we also offer our clients a series of other services, including foreign exchange, performance measurement, securities lending and brokerage services. We provide planned giving administration and related custody services for non-profit organizations, including pooled income funds, charitable remainder trusts, charitable lead trusts and gift annuities, for which we may or may not act as trustee.

Our other subsidiaries involved in the trust business, either as trust companies or companies investing in trust companies, include Fiduciary Investment Corporation, an investment company incorporated under New York State Banking Law and an indirect holding company for many of our trust company subsidiaries; FTCC, a trust company incorporated under the Federal Trust and Loan Companies Act in Canada; Fiduciary Trust International of the South, a Florida state-chartered limited purpose trust company; Fiduciary Trust International of California, a California state-chartered limited purpose trust company; Fiduciary Trust International of Delaware, a Delaware state-chartered limited purpose trust company; FTCI (Cayman) Ltd., an offshore trust company licensed as a bank and trust company (with a type "B" license) in the Cayman Islands; Franklin Templeton Fiduciary Bank & Trust, Ltd. ("FTFB&T"), a licensed bank and trust company in the

                                       14
--------------------------------------------------------------------------------

Bahamas; and Franklin Templeton Bank & Trust, F.S.B. ("FTB&T"). All of the trust companies referenced above have full trust powers. FTB&T, among other functions, exercises full trust powers and serves primarily as custodian of Individual Retirement Accounts ("IRA") and business retirement plans.

G.  ALTERNATIVE INVESTMENT PRODUCTS
    -------------------------------

Our subsidiary Darby is primarily engaged in sponsoring and managing investment funds that invest in private equity and mezzanine lending transactions in emerging markets, particularly Latin America and Asia. Darby offers these investment funds through private placements to institutional and select high net-worth individual investors. Darby is also engaged in advising or sub-advising investment funds that invest in emerging markets fixed income securities on a global basis, including privately offered funds and one fund that is listed on the Luxembourg Stock Exchange.

H.  SUMMARY OF OUR SPONSORED INVESTMENT PRODUCTS
    --------------------------------------------

Our sponsored investment products are offered to retail, institutional, high net-worth and separate account clients, which include individual investors, qualified groups, trustees, tax-deferred (such as IRAs in the U.S. and RSPs in Canada) or money purchase plans, employee benefit and profit sharing plans, trust companies, bank trust departments and institutional investors in approximately 137 countries.

1.  Investment Objectives

The sponsored investment products that we offer accommodate a variety of investment goals, spanning the spectrum of our clients' risk tolerance - from capital appreciation with our more growth-oriented products to capital preservation with our fixed-income offerings. In seeking to achieve such objectives, each portfolio emphasizes different strategies and invests in different types of securities.

Our equity investment products include some that are considered value-oriented, others that are considered growth-oriented, and some that use a combination of growth and value characteristics, generally identified as blend or core products. Value investing focuses on identifying companies that our research analysts and portfolio managers believe are undervalued based on a number of different factors, usually put in the context of historical ratios such as price-to-earnings or price-to-book value. Our growth portfolios maintain a philosophy of identifying future drivers of growth that are not reflected in a company's current stock price by the determination of our research analysts and portfolio managers. Paramount to all of our different equity products is the incorporation of independent, fundamental research through our own in-house staff of analysts. Our approach across the variety of equity products emphasizes bottom-up stock selection within a disciplined portfolio construction process, and is based on our ongoing assessment of risk and return at the security and portfolio levels.

Portfolios  seeking  income  generally  focus  on one or more  of the  following securities: taxable and tax-exempt money market instruments, tax-exempt municipal bonds, global fixed-income securities, fixed-income debt securities of corporations and of the U.S. government and its sponsored agencies and instrumentalities such as the Government National Mortgage Association, the Federal National Mortgage Association, and the Federal Home Loan Mortgage Corporation, or of the various states in the U.S. Still others focus on investments in particular countries and regions, such as emerging markets.

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

Our sponsored investment products also include portfolios managed for some of the world's largest corporations, endowments, charitable foundations, pension funds, wealthy individuals and other institutions. We use various investment techniques to focus on specific client objectives for these specialized portfolios.
                                       15
--------------------------------------------------------------------------------

2.   Types of Sponsored Investment Products

As of September 30, 2004 we had $361.9 billion in assets under management. Our U.S.-registered open-end mutual funds (excluding our insurance products trust) accounted for $206.4 billion of our assets under management. As of September 30, 2004, the net assets under management of our five (5) largest funds were Franklin Income Fund ($26.3 billion), Templeton Growth Fund ($19.2 billion), Templeton Foreign Fund ($15.6 billion), Franklin California Tax-Free Income Fund, Inc. ($13.1 billion), and Mutual Shares Fund ($11.1 billion). These five mutual funds represented, in the aggregate, 23.6% of all sponsored investment product assets under management.

Franklin Templeton Variable Insurance Products Trust, our insurance products trust, offers 21 funds to U.S. investors, with assets of $15.7 billion as of September 30, 2004. Our insurance product funds are available as investment options through variable insurance contracts. Most of these funds have been fashioned after some of our more popular U.S. retail funds offered to the general public and are managed, in most cases, by the same investment adviser.

Our U.S. closed-end and interval funds accounted for $5.2 billion of our assets under management. U.S. wrap fee, partnership, and trust accounts made up $7.4 billion of our assets under management. On a Company-wide basis, institutional separate and high net-worth accounts accounted for $74.1 billion of assets under management.

In addition, $53.1 billion of our assets under management were held in funds and open-end and closed-end accounts that are sold outside of the United States, and whose investment objectives vary, but are primarily international and global equity-oriented.

The following table shows the various types of our U.S.-registered open-end funds and dedicated insurance product funds as of September 30, 2004, and is categorized using the Investment Company Institute ("ICI") definitions, which are more detailed than the broad investment objective definitions used in MD&A and in our Consolidated Financial Statements.


                       U.S.-REGISTERED OPEN-END FUNDS (a)

                 CATEGORY
(AND APPROXIMATE ASSETS UNDER MANAGEMENT,
         AS OF SEPTEMBER 30, 2004)                                                         NO. OF
                                                                                 NO. OF   INSURANCE
                                                                                 MUTUAL    PRODUCT
IN BILLIONS                         INVESTMENT OBJECTIVE                         FUNDS      FUNDS
----------------------------------- ------------------------------------------- --------- ----------
I.  EQUITY FUNDS ($122.9)
----------------------------------- ------------------------------------------- --------- ----------
A.    Capital  Appreciation  Funds  Seek  capital  appreciation;  dividends  are
        ($25.9)                     not a primary consideration.
----------------------------------- ------------------------------------------- --------- ----------
     1.  Aggressive Growth Funds    Invest primarily in common stocks of
                                    small, growth companies.                       6          1
----------------------------------- ------------------------------------------- --------- ----------
     2.  Growth Funds               Invest primarily in common stocks of
                                    well-established companies.                   15          2
----------------------------------- ------------------------------------------- --------- ----------
     3.  Sector Funds               Invest primarily in companies in related
                                    fields.                                        8          2
----------------------------------- ------------------------------------------- --------- ----------
B.    World Equity Funds ($65.0)    Invest  primarily in stocks of  companies
                                    located  throughout the world.
----------------------------------- ------------------------------------------- --------- ----------
     1.  Emerging Market Funds      Invest primarily in companies based in
                                    developing regions of the world.               2          1
----------------------------------- ------------------------------------------- --------- ----------
     2.  Global Equity Funds        Invest primarily in equity securities
                                    traded worldwide, including those of U.S.
                                    companies.                                    12          2
----------------------------------- ------------------------------------------- --------- ----------
     3.  International Equity Funds Invest primarily in equity securities of companies located outside the United
                                    States.                                        8          1
----------------------------------- ------------------------------------------- --------- ----------

(a) This table excludes separately managed accounts, trust and partnership accounts and closed-end funds. A significant number of institutional assets are invested in U.S. open-end mutual funds and are disclosed in the table.


                                       16
--------------------------------------------------------------------------------


                 CATEGORY
(AND APPROXIMATE ASSETS UNDER MANAGEMENT,
         AS OF SEPTEMBER 30, 2004)                                                         NO. OF
                                                                                 NO. OF   INSURANCE
                                                                                 MUTUAL    PRODUCT
IN BILLIONS                         INVESTMENT OBJECTIVE                         FUNDS      FUNDS
----------------------------------- ------------------------------------------- --------- ----------
     4.  Regional Equity Funds      Invest in companies based in a specific
                                    part of the world.                             2          0
----------------------------------- ------------------------------------------- --------- ----------
C.    Total Return Funds ($32.0)    Seek a combination  of current  income and
                                    capital appreciation.
----------------------------------- ------------------------------------------- --------- ----------
     1.  Growth and Income Funds    Invest primarily in common stocks of
                                    established companies with the potential
                                    for growth and a consistent record of
                                    dividend payments.                             8          3
----------------------------------- ------------------------------------------- --------- ----------
II.  HYBRID FUNDS ($28.8)           May invest in a mix of equities,
                                    fixed-income securities, and derivative
                                    instruments.
----------------------------------- ------------------------------------------- --------- ----------
A.    Asset Allocation Funds ($0.6) Invest in various asset classes including, but not limited to, equities, fixed-income
                                    securities, and money market instruments.
                                    They seek high total return by maintaining
                                    precise weightings in asset classes.          14          1
----------------------------------- ------------------------------------------- --------- ----------
B.    Income-Mixed Funds ($28.2)    Invest in a variety of income-producing
                                    securities, including equities and
                                    fixed-income securities. These funds seek a
                                    high level of current income without regard
                                    to capital appreciation.                       5          1
----------------------------------- ------------------------------------------- --------- ----------
III.  TAXABLE BOND FUNDS ($17.1)
------------------------------------------------------------------------------ --------- -----------
A.    High Yield Funds ($3.2)       Invest two-thirds or more of their
                                    portfolios in lower-rated U.S. corporate
                                    bonds  (Baa or lower by  Moody's  and BBB or
                                    lower by Standard & Poor's rating services).   2          1
 ---------------------------------- ------------------------------------------- --------- -----------
 B.   World  Bond  Funds  ($1.7)    Invest in debt securities offered by foreign
                                    companies and governments. They seek the
                                    highest level of current income available
                                    worldwide.
 ---------------------------------- ------------------------------------------- --------- -----------
     1.  Global Bonds Funds:        Invest in debt securities worldwide with
           General                  no stated average maturity or an average
                                    maturity of five years or more. These funds
                                    may invest up to 25 percent of assets in
                                    companies located in the United States.        2          2
 ---------------------------------- ------------------------------------------- --------- -----------
     2.  Global Bond Funds:         Invest in debt securities worldwide with an
           Short Term               average maturity of one to five years. These
                                    funds may invest up to 25 percent of assets
                                    in companies located in the United States.     1          0
 ---------------------------------- ------------------------------------------- --------- -----------
     3.  Other World Bond Funds     Invest in international bond and emerging
                                    market debt funds, foreign government and
                                    corporate debt instruments.  Two-thirds
                                    of an international bonds fund's portfolio
                                    must be invested outside the United States.
                                    Emerging market debt funds invest primarily
                                    in debt from underdeveloped regions of the
                                    world.                                         1          0
 ---------------------------------- ------------------------------------------- --------- -----------
 C.   Government  Bond Funds ($9.9) Invest in U.S. government bonds of varying maturities. They seek high current income.
 ---------------------------------- ------------------------------------------- --------- -----------


                                       17
--------------------------------------------------------------------------------


                 CATEGORY
(AND APPROXIMATE ASSETS UNDER MANAGEMENT,
         AS OF SEPTEMBER 30, 2004)                                                         NO. OF
                                                                                 NO. OF   INSURANCE
                                                                                 MUTUAL    PRODUCT
IN BILLIONS                         INVESTMENT OBJECTIVE                         FUNDS      FUNDS
----------------------------------- ------------------------------------------- --------- ----------
     1.  Government Bond Funds:     Invest two-thirds or more of their
           Intermediate Term        portfolios in U.S. government securities
                                    with an average maturity of five to ten
                                    years.  Securities  utilized  by  investment
                                    managers may change with market conditions.    0          1
 ---------------------------------- ------------------------------------------- --------- -----------
     2.  Government  Bond Funds:    Invest  two-thirds  or more of their
           Short Term               portfolios in U.S. government securities
                                    with an average maturity of one to five
                                    years.  Securities utilized by investment
                                    managers may change with market
                                    conditions.                                    1          0
 ---------------------------------- ------------------------------------------- --------- -----------
     3.  Mortgage-Backed  Funds     Invest two-thirds or more of their
                                    portfolios in pooled mortgage-backed
                                    securities.                                    5          0
 ---------------------------------- ------------------------------------------- --------- -----------
D.    Strategic Income Funds ($1.4) Invest in a combination of U.S.
                                    fixed-income securities to provide a high
                                    level of current income.                       2          2
 ---------------------------------- ------------------------------------------- --------- -----------
E.    Corporate  Bond Funds  ($0.9) Seek  current income by investing in  high-
                                    quality debt securities issued by U.S.
                                    corporations.
 ---------------------------------- ------------------------------------------- --------- -----------
     1.  Corporate Bond Funds:      Invest two-thirds or more of their
           Short Term               portfolios in U.S. corporate bonds with
                                    an average maturity of one to five
                                    years. These funds seek a high level of
                                    income with less price volatility than
                                    intermediate-term bond funds.                  1          0
---------------------------------- ------------------------------------------- --------- -----------
IV.  TAX-FREE BOND FUNDS  ($48.8)
------------------------------------------------------------------------------ --------- -----------
A.    State  Municipal Bond         Invest  primarily in municipal  bonds
        Funds ($34.1)               issued by a particular state. These funds
                                    seek high after-tax income for residents of
                                    individual states.
---------------------------------- ------------------------------------------- --------- -----------
     1.  State Municipal Bond       Invest primarily in the single-state
          Funds:                    municipal bonds with an average maturity
           General                  of greater  than five  years or no  specific
                                    stated maturity. The income from these funds
                                    is largely  exempt  from  federal as well as
                                    state income tax for residents of the state.  29          0
---------------------------------- ------------------------------------------- --------- -----------
      2.State Municipal Bond        Invest primarily in single-state  municipal
         Funds:                     bonds with an average maturity of one to
           Short Term               five years.  The income from these funds is
                                    largely exempt from federal as well as state
                                    income tax for residents of the state.         2          0
---------------------------------- ------------------------------------------- --------- -----------
B.    National Municipal Bond       Invest  primarily in the bonds of various
        Funds ($14.7)               municipal issuers in the United States.
                                    These  funds seek high  current  income free
                                    from federal income tax.
---------------------------------- ------------------------------------------- --------- -----------
     1.  National Municipal Bond    Invest primarily in municipal bonds with
          Funds:                    an average maturity of more than five
           General                  years or no specific stated maturity.          4          0
---------------------------------- ------------------------------------------- --------- -----------
     2.  National Municipal Bond    Invest primarily in municipal bonds with
          Funds:                    an average maturity of one to five years.
           Short Term                                                              1          0
---------------------------------- ------------------------------------------- --------- -----------


                                       18
--------------------------------------------------------------------------------


                 CATEGORY
(AND APPROXIMATE ASSETS UNDER MANAGEMENT,
         AS OF SEPTEMBER 30, 2004)                                                         NO. OF
                                                                                 NO. OF   INSURANCE
                                                                                 MUTUAL    PRODUCT
IN BILLIONS                         INVESTMENT OBJECTIVE                         FUNDS      FUNDS
----------------------------------- ------------------------------------------- --------- ----------
V.  MONEY MARKET FUNDS  ($4.5)
------------------------------------------------------------------------------ --------- -----------
A.    Taxable Money Market          Invest in short-term,  high-grade money
       Funds ($3.6)                 market securities and must have average
                                    maturities of 90 days or less.  These
                                    funds seek the highest level of income
                                    consistent with preservation of capital
                                    (i.e., maintaining a stable share price).
---------------------------------- ------------------------------------------- --------- -----------
     1.  Taxable Money Market       Invest primarily in U.S. Treasury
          Funds:                    obligations and other financial
           Government               instruments issued or guaranteed by the
                                    U.S. government, its agencies, or its
                                    instrumentalities.                             1          0
---------------------------------- ------------------------------------------- --------- -----------
     2.  Taxable  Money  Market     Invest  primarily  in a variety of money
          Funds:                    market instruments, including certificates
           Non-Government           of deposit from larger banks, commercial
                                    paper, and bankers' acceptances.               6          1
---------------------------------- ------------------------------------------- --------- -----------
B.    Tax-Exempt Money Market       Invest in short-term  municipal  securities
        Funds ($0.9)                and must have average maturities of 90 days
                                    or less.  These funds seek the highest level
                                    of income - free from federal and, in some
                                    cases,  state and local taxes  -  consistent
                                    with  preservation  of capital.
---------------------------------- ------------------------------------------- --------- -----------
     1.  National Tax-Exempt        Invest in short-term securities of  various
           Money Market Funds       U.S. municipal issuers.                        1          0
---------------------------------- ------------------------------------------- --------- -----------
     2.  State Tax-Exempt           Invest primarily in short-term securities
           Money Market Funds       of municipal issuers in a single state to
                                    achieve the highest level of tax-free
                                    income for residents of that state.            2          0
---------------------------------- ------------------------------------------- --------- -----------


                                       19
--------------------------------------------------------------------------------

The following table sets forth the types of our non-U.S. open-end funds as of September 30, 2004 and is categorized by investment objectives and sales region.

                           NON-U.S. OPEN-END FUNDS (a)
                           ---------------------------

                 CATEGORY
(AND APPROXIMATE ASSETS UNDER MANAGEMENT,
         AS OF SEPTEMBER 30, 2004)                                                  NO. OF
                                                                                    MUTUAL
                                                                                FUNDS BY SALES
IN BILLIONS                         INVESTMENT OBJECTIVE                            REGION
----------------------------------- ------------------------------------------- --------------- ----
I.  EQUITY FUNDS ($30.4)
----------------------------------- ------------------------------------------- --------------- ----
A.    Global/International Equity   Invest in securities of companies traded    Asia Pacific:    33
        ($27.9)                     worldwide, including foreign and U.S.       Canada:          21
                                    companies.                                  U.K./Europe:     30
----------------------------------- ------------------------------------------- --------------- ----
B.    Domestic (U.S.) Equity ($2.5) Invest in equity securities of U.S.         Canada:          6
                                    companies.                                  U.K./Europe:    11
----------------------------------- ------------------------------------------- --------------- ----
II. FIXED-INCOME FUNDS ($12.1)
------------------------------------------------------------------------------- --------------- ----
A.    Global/International          Invest worldwide in debt securities         Asia Pacific:   31
        Fixed-Income ($4.7)         offered by foreign companies and            Canada:          3
                                    governments. These funds may invest         U.K./Europe:     8
                                    assets in debt securities offered by
                                    companies located in the U.S.
----------------------------------- ------------------------------------------- --------------- ----
B.    Domestic Fixed-Income ($7.4)  Invest in debt securities offered by U.S.   Asia Pacific:    1
                                    companies and the U.S. government and/or    Canada:          2
                                    municipalities located in the U.S.          U.K./Europe:     5
----------------------------------- ------------------------------------------- --------------- ----
III. HYBRID FUNDS ($1.9)            May invest in a mix of global equity,       Asia Pacific:   17
                                    fixed-income securities and derivative      Canada:          5
                                    instruments.                                U.K./Europe:     4
----------------------------------- ------------------------------------------- --------------- ----
IV. TAXABLE MONEY FUNDS ($2.3)      Market securities issued or guaranteed by   Asia Pacific:    5
                                    domestic or global governments or           Canada:          3
                                    agencies.                                   U.K./Europe:     2
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

3.  Fund Introductions, Mergers and Liquidations

In an effort to address changing market conditions and evolving investor needs, we periodically introduce new funds, merge existing funds or liquidate existing funds. During the fiscal year ended September 30, 2004, we added and introduced a number of funds in the U.S., Canada and other regions internationally.

In the U.S., product line optimization was a key focus during the fiscal year. Recognizing investor preferences and general industry trends, we continued to promote existing core offerings as well as diversified asset allocation portfolios. We added a new portfolio to our Franklin Templeton Allocator Series, a group of fund-of-fund mutual funds that invest in many of our core products. We also expanded the distribution of our alternative products to address the rising demand in the retail channel. We continued to work closely with institutional clients, providing separate account management as well as customized investment solutions for many high net worth investors.

In Canada, we introduced the Bissett Income Trust & Dividend Fund, together with the Bissett Canadian Short Term Bond Fund, to meet the growing demand for income-oriented products in the Canadian investment marketplace. We added the Templeton China Tax Class fund managed by Mark Mobius to take advantage of growth opportunities in China, Hong Kong and Taiwan. Other new offerings included a new Canadian growth portfolio and tax class versions for the Quotential Program, one of the best selling broker/dealer-distributed

                                       20
--------------------------------------------------------------------------------
wrap  programs  in Canada.  Additionally,  we added the Bissett All
Canadian Focus Fund, that uses a pre-determined quantitative screening model and the Franklin Templeton Canadian Small Cap Fund.

In other regions internationally, we strategically launched new core funds and investment products that addressed the unique needs of local markets. In the United Kingdom, we continued to expand our local product offering through the introduction of two new funds. While in India, two new sub funds were introduced, that were designed to provide investors with choices in their asset allocation models. In other country specific markets, including Korea, Singapore and Italy, we initiated new locally demanded products to support those expanding businesses.

During the fiscal year ended September 30, 2004, the following fund mergers and liquidations occurred: 1 variable insurance fund merged into another variable insurance fund; 1 U.S.-registered open-end fund was merged into another U.S.-registered open-end fund; 3 U.S.-registered mutual funds were liquidated; 7 non-U.S.-registered open-end funds were merged into other non-U.S.-registered open-end funds and 26 non-U.S.-registered open-end funds were liquidated.

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

Franklin Capital Corporation ("FCC") is a subsidiary of FRI, which engages primarily in the purchase, securitization and servicing of retail installment sales contracts ("automobile contracts") originated by independent automobile dealerships. FCC is incorporated and headquartered in Utah and conducts its business primarily in the Western region of the U.S. As of September 30, 2004, FCC's total assets included $105.0 million of outstanding automobile contracts. During fiscal 2004, FCC securitized approximately $482.2 million of automobile contract receivables for which it maintains servicing rights. As of September 30, 2004, FCC serviced $768.9 million of receivables that have been securitized to date. See Note 7 in the Notes to the Consolidated Financial Statements.

Our securitized automobile contracts business is subject to marketplace fluctuation and competes with businesses with significantly larger portfolios. Auto loan portfolio losses can be influenced significantly by trends in the economy and credit markets, which reduce borrowers' ability to repay loans. A more detailed analysis of loan losses and delinquency rates in our consumer lending and dealer auto loan business is contained in Note 6 in the Notes to the Consolidated Financial Statements.

Our subsidiary Franklin Templeton Bank & Trust, F.S.B. ("FTB&T"), with total assets of $145.2 million, as of September 30, 2004, provides FDIC insured deposit accounts and general consumer loan products such as credit card loans, unsecured loans, loans secured by marketable securities, mortgage loans, debit card products and auto loans. FTB&T (formerly known as Franklin Bank) became chartered as a federal savings bank on May 1, 2000 when the Office of Thrift Supervision approved FTB&T's application to convert from a California state banking charter to a federal thrift charter. Immediately following the conversion of FTB&T's state charter to a federal thrift charter, Franklin Templeton Trust Company, a California chartered trust company, was merged into FTB&T and continues to perform its prior activities as a division of FTB&T and Franklin Templeton Fiduciary Bank & Trust, Ltd. ("FTFB&T"), a licensed bank and trust company in the Bahamas.

Our other banking subsidiaries include, among others, FTCI (Cayman) Ltd., a licensed bank and trust company in the Cayman Islands and FTFB&T.

                                       21
--------------------------------------------------------------------------------

REGULATORY CONSIDERATIONS

Virtually all aspects of our business, including those conducted through our various subsidiaries, are subject to various federal, state, and foreign regulation and supervision. Domestically, we are subject to regulation and supervision by, among others, the SEC, the NASD, the Federal Reserve Board (the "FRB"), the Federal Deposit Insurance Corporation ("FDIC"), the Office of Thrift Supervision and the New York State Banking Department. Globally, we are subject to regulation and supervision by, among others, the Office of the Superintendent of Financial Institutions as well as provincial financial services regulators in Canada, and the Ontario and Alberta Securities Commissions, the Monetary Authority of Singapore, the Financial Services Authority in the United Kingdom, the Central Bank of Ireland, the Securities and Futures Commission of Hong Kong, the Korean Ministry of Finance and Economy, the Financial Supervisory Commission and the Financial Supervisory Services in Korea, the Securities Exchange Board of India, the China Securities Regulatory Commission, the Taiwan Securities and Futures Commission, the Ministry of Finance, and the Commerce Department, Ministry of Economic Affairs in Taiwan. The Advisers Act imposes numerous obligations on our subsidiaries, which are registered in the United States as investment advisers, including record keeping, operating and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. The '40 Act imposes similar obligations on the investment companies that are advised by our subsidiaries. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act and the '40 Act, ranging from fines and censure to termination of an investment adviser's registration.

As part of various investigations by the SEC, the U.S. Attorney for the Northern District of California, the New York Attorney General, the California Attorney General, the U.S. Attorney for the District of Massachusetts, the Securities Division of the Office of the Secretary of the Commonwealth of Massachusetts, the Florida Department of Financial Services and the Commissioner of Securities, the West Virginia Attorney General, the Vermont Department of Banking, Insurance, Securities, and Health Care Administration and the National Association of Securities Dealers, relating to certain practices in the mutual fund industry, including late trading, market timing and marketing support payments to securities broker/dealers who sell fund shares, the Company and certain of its subsidiaries, as well as certain current or former executives and employees of the Company, received requests for information and/or subpoenas to testify or produce documents. The Company and its current employees provided documents and information in response to these requests and subpoenas. In addition, the Company has responded, and in one instance is currently responding, to requests for similar kinds of information from regulatory authorities in some of the foreign countries where the Company conducts its global asset management business. See also Note 13 in the Notes to the Consolidated Financial Statements.

FRI and many of the investment companies advised by our various subsidiaries are also subject to the federal and state laws affecting corporate governance, including the Sarbanes-Oxley Act of 2002, as well as rules adopted by the SEC. As a NYSE listed company, we are also subject to the rules of the NYSE, including the corporate governance standards.

Since 1993, the NASD Conduct Rules have limited the amount of aggregate sales charges which may be paid in connection with the purchase and holding of investment company shares sold through broker/dealers. The effect of the rule is to limit the amount of fees that could be paid pursuant to a fund's 12b-1 Plan to FTDI, our principal underwriting and distribution subsidiary, which earns underwriting commissions on the distribution of fund shares in the United States.

Following the acquisition of Fiduciary Trust in fiscal year 2001, the Company became a bank holding company under the BHC Act and is subject to supervision and regulation by the FRB. Pursuant to the GLB Act, a bank holding company may elect to become a financial holding company if each of its subsidiary banks and other depository institution subsidiaries is well capitalized, is well managed and has at least a "satisfactory" rating under the Community Reinvestment Act ("CRA"). Because we are a qualifying bank holding company under the GLB Act, we also became a financial holding company, which enables us to affiliate with a far broader range of financial companies than had previously been permitted for bank holding companies. Permitted affiliates include securities brokers, underwriters and dealers, investment managers, mutual fund distributors, insurance companies and companies engaged in other activities that are financial in nature or incidental to a financial activity. The FRB's regulations specify that organizing, sponsoring, and managing a mutual fund are activities that are permissible for financial holding companies under certain guidelines.

                                       22
--------------------------------------------------------------------------------

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

Almost every aspect of the operations and financial condition of our banking and thrift subsidiaries are subject to extensive regulation and supervision and to various requirements and restrictions under federal and state law, including requirements governing capital adequacy, management practices, liquidity, branching, earnings, loans, dividends, investments, reserves against deposits, and the provision of services. The relevant federal banking regulatory agencies and the state banking regulatory agencies have authority to prohibit a bank or a bank holding company from engaging in what, in the opinion of the regulatory body, constitutes an unsafe or unsound practice.

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

Federal banking agencies are required to take prompt supervisory and regulatory actions with respect to institutions that do not meet minimum capital standards. There are five defined capital tiers, the highest of which is "well capitalized". A depository institution is generally prohibited from making capital distributions, including paying dividends, or paying management fees to a holding company if the institution would thereafter be undercapitalized. Undercapitalized institutions may not accept, renew or roll over brokered deposits. To remain a financial holding company, each company's banking subsidiaries must be well capitalized and well managed. As of September 30, 2004, our bank and thrift subsidiaries continued to be considered "well capitalized" and "well managed". If a banking subsidiary of a financial holding company has not received a rating of at least "satisfactory" on its most recent CRA examination, the FRB may prohibit the financial holding company or its banking subsidiary from engaging in additional financial activities. Each of our banking subsidiaries currently has a CRA rating of satisfactory or better.

The FRB has adopted various capital guidelines for bank holding companies. The GLB Act generally prohibits the FRB from imposing capital requirements on functionally regulated non-bank subsidiaries of a financial holding company, such as broker/dealers and investment advisers.

The federal banking agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties and appoint a conservator or receiver. Failure to comply with applicable laws, regulations and supervisory agreements could subject FRI, our thrift and banking subsidiaries, as well as officers, directors and other so-called "institution-affiliated parties" of these organizations to administrative sanctions and potentially substantial civil money penalties. In addition, the appropriate federal banking agency may appoint the FDIC as conservator or receiver for a banking institution, or the FDIC may appoint itself if any one or more of a number of circumstances exist.

COMPETITION

The financial services industry is highly competitive and has increasingly become a global industry. There are approximately 8,100 open-end investment companies of varying sizes, investment policies and objectives whose shares are being offered to the public in the U.S. Due to our international presence and varied product

                                       23
--------------------------------------------------------------------------------
mix, it is difficult to assess our market position relative to other investment managers on a worldwide basis, but we believe that we are one of the more widely diversified investment managers in the U.S. We believe that our equity and fixed-income asset mix coupled with our global presence will serve our competitive needs well over the long term. We continue to focus on the performance of our investment products, service to customers and extensive marketing activities with our strong broker/dealer and other financial institution distribution network as well as high net-worth customers.

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

We have implemented an award winning Internet platform to compete with the rapidly developing and evolving capabilities being offered with this technology. Together with several large financial services companies, we made a capital investment in the development of an industry-wide Internet portal, known as Advisorcentral.com, which provides our broker/dealer and investment adviser customers with the ability to view their clients' holdings using one log-in ID.

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

INTELLECTUAL PROPERTY

We have used, registered, and/or applied to register certain trademarks and service marks to distinguish our sponsored investment products and services from those of our competitors in the U.S. and in foreign countries and jurisdictions, including, but not limited to, Franklin(R), Templeton(R), Bissett(R), Mutual Series(R) and FiduciaryTM. We enforce our trademark, service mark and trade name rights in the U.S. and abroad.

                                       24
--------------------------------------------------------------------------------

EMPLOYEES

As of September 30, 2004, we employed approximately 6,700 employees and operated offices in 27 countries. We consider our relations with our employees to be satisfactory.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information on the executive officers of FRI, including their principal occupations for the past five (5) years, is given as of November 30, 2004.

PENELOPE S. ALEXANDER
Age 44

Vice President, Human Resources - U.S. of FRI since May 2003; officer of other FRI subsidiaries; employed by FRI or its subsidiaries in various other capacities for more than the past five (5) years.

JAMES R. BAIO
Age 50

Senior Vice President and Chief Financial Officer of FRI since May 2003; officer of other FRI subsidiaries; employed by FRI or its subsidiaries in various other capacities for more than the past five (5) years.

JENNIFER J. BOLT
Age 40

Senior Vice President and Chief Information Officer of FRI since May 2003; officer and/or director of other FRI subsidiaries since June 1994; employed by FRI or its subsidiaries in various other capacities for more than the past five
(5) years. Director, Keynote Systems, Inc. since April 2004.

HARMON E. BURNS
Age 59
Director Since 1991

Vice Chairman and Director of FRI; formerly Executive Vice President and director of FRI for more than the past five (5) years; Member - Office of the Chairman of FRI; officer and/or director of many other FRI subsidiaries; officer and/or director or trustee in 49 investment companies of Franklin Templeton Investments.

                                       25
--------------------------------------------------------------------------------

MARTIN L. FLANAGAN
Age 44

President and Co-Chief Executive Officer of FRI; formerly Senior Vice President and Chief Financial Officer for more than the past five (5) years; officer and/or director of many other FRI subsidiaries; officer, director and/or trustee in 49 investment companies of Franklin Templeton Investments.

HOLLY E. GIBSON
Age 38

Vice President - Corporate Communications of FRI since May 2003 and Director of Corporate Communications for more than the past five (5) years.

BARBARA J. GREEN
Age 57

Vice President and Deputy General Counsel of FRI since January 2000 and Secretary of FRI since October 2003; officer of many other FRI subsidiaries; officer in 52 investment companies of Franklin Templeton Investments.

DONNA S. IKEDA
Age 48

Vice President, Human Resources - International of FRI since May, 2003 and formerly Vice President - Human Resources of FRI for more than the past five (5) years.

CHARLES B. JOHNSON
Age 71
Director Since 1969

Chairman of the Board and director of FRI for more than the past five (5) years; formerly Chief Executive Officer; Member - Office of the Chairman of FRI; officer and/or director of many other FRI subsidiaries; officer and/or director or trustee in 46 investment companies of Franklin Templeton Investments.

GREGORY E. JOHNSON
Age 43

President and Co-Chief Executive Officer of FRI; formerly Vice President of FRI for more than the past five (5) years; officer of many other FRI subsidiaries and in 2 investment companies of Franklin Templeton Investments.

RUPERT H. JOHNSON, JR.
Age 64
Director Since 1969

Vice Chairman of FRI; formerly Executive Vice President and director of FRI for more than the past five (5) years; Member - Office of the Chairman of FRI; officer and/or director of many other FRI subsidiaries; officer and/or director or trustee in 49 investment companies of Franklin Templeton Investments.

LESLIE M. KRATTER
Age 59

Senior Vice President (since 2000) and Assistant Secretary (since October 2003) of FRI; formerly Secretary from March 1998 to October 2003 and Vice President of FRI since March 1993.

KENNETH A. LEWIS
Age 43

Vice President and Treasurer of FRI since June 2002 and officer of many other FRI subsidiaries for more than the past five (5) years.


                                       26
--------------------------------------------------------------------------------

JOHN M. LUSK
Age 46

Vice President of FRI since January 2004; officer of other FRI subsidiaries; employed by FRI or its subsidiaries in various other capacities for more than the past five (5) years.

MURRAY L. SIMPSON
Age 67

Executive Vice President and General Counsel of FRI since January 2000; officer in 51 investment companies of Franklin Templeton Investments. Previously Managing Director and Chief Executive Officer of Franklin Templeton Investments
(Asia) Limited (formerly, Templeton Franklin Investment Services (Asia), Limited) from 1994-2000.

CHARLES R. SIMS
Age 43

Vice President of FRI and officer of many other FRI subsidiaries for the past five (5) years.

ANNE M. TATLOCK
Age 65

Vice Chairman, Member - Office of the Chairman and a director of FRI from January 2001 to December 2004; Chairman of the Board, Chief Executive Officer (since 2000), and Director of Fiduciary Trust, a subsidiary of FRI; formerly President of Fiduciary Trust for more than the past five (5) years; officer and/or director of certain other subsidiaries of FRI. Director, Fortune Brands, Inc. and Merck & Co., Inc.

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

ITEM 2.   PROPERTIES.

We conduct our worldwide operations using a combination of leased and owned facilities. While we believe we have sufficient facilities to conduct business during fiscal 2005, we will continue to lease, acquire and dispose of facilities throughout the world as necessary.

We lease space domestically primarily in California, Connecticut, Delaware, Florida, Georgia, New Jersey, New York, Utah, Washington, Wisconsin and the District of Columbia, and internationally in various locations, including Australia, Belgium, Brazil, Canada, China, England, France, Germany, Holland, Hong Kong, India, Ireland, Italy, Japan, Korea, Luxembourg, Poland, Russia, Scotland, Spain, Sweden, Switzerland, Taiwan, Turkey, United Arab Emirates and Venezuela. As of September 30, 2004, we leased and occupied approximately 939,000 square feet of space. We have also leased and subsequently subleased to third parties a total of 305,000 square feet of space.

In addition, we own 4 buildings in San Mateo, California, 5 buildings near Sacramento, California, 5 buildings in St. Petersburg, Florida, 2 buildings in Nassau, Bahamas, 4 buildings in India, as well as space in office buildings in Argentina, China and Singapore. During this past year we acquired the 4 buildings in San Mateo, California that we previously occupied under an operating lease with a related lessor trust. The buildings we own consist of approximately 1.64 million square feet. We have leased to third parties approximately 100,000 square feet of excess owned space. Since we operate on a unified basis, corporate activities, fund related activities, accounting operations, sales, retail-banking and consumer lending operations, management information system activities, publishing and printing operations, shareholder service operations and other business activities and operations take place in a variety of such locations.

                                       27
--------------------------------------------------------------------------------

ITEM 3.    LEGAL PROCEEDINGS.

On September 20, 2004, Franklin Resources, Inc. announced that two of its subsidiaries, Franklin Advisers, Inc. (as used in this section, "Franklin Advisers") and Franklin Templeton Alternative Strategies, Inc.("FTAS") reached an agreement with the Securities Division of the Office of the Secretary of the Commonwealth of Massachusetts (the "State of Massachusetts") related to the previously-reported administrative complaint filed on February 4, 2004. The administrative complaint concerned one instance of market timing.

Under the terms of the settlement consent order issued by the State of Massachusetts, Franklin Advisers and FTAS consented to the entry of a cease and desist order and agreed to pay a $5 million administrative fine to the State of Massachusetts (the "Massachusetts Consent Order"). Franklin Resources, Inc. recorded this expense in the quarter ended September 30, 2004. The Massachusetts Consent Order included two different sections: "Statements of Fact" and "Violations of Massachusetts Securities Laws." Franklin Advisers and FTAS admitted the facts in the Statements of Fact.

On October 25, 2004, the State of Massachusetts filed a second administrative complaint, alleging that Franklin Resources, Inc.'s Form 8-K filing (in which it described the Massachusetts Consent Order and stated that "Franklin did not admit or deny engaging in any wrongdoing") failed to state that FAV and FTAS admitted the Statements of Fact portion of the Massachusetts Consent Order (the "Second Complaint"). Franklin Resources, Inc. reached a second agreement with the State of Massachusetts on November 19, 2004, resolving the Second Complaint. As a result of the November 19, 2004 settlement, Franklin Resources, Inc. filed a new Form 8-K. The terms of the original settlement did not change and there was no monetary fine associated with this second settlement.

In addition, Franklin Resources, Inc. and certain of its subsidiaries (as used in this section, together, the "Company") and certain Franklin Templeton mutual funds (the "Funds") current and former officers, employees, and directors have been named in multiple lawsuits in different federal courts in Nevada, California, Illinois, New York, and Florida, alleging violations of various federal securities laws and seeking, among other things, monetary damages and costs. Specifically, the lawsuits claim breach of duty with respect to alleged arrangements to permit market timing and/or late trading activity, or breach of duty with respect to the valuation of the portfolio securities of certain Templeton Funds managed by Company subsidiaries, resulting in alleged market timing activity. The majority of these lawsuits duplicate, in whole or in part, the allegations asserted in the first Massachusetts administrative complaint described above. The lawsuits are styled as class actions, or derivative actions on behalf of either the named Funds or the Company. Additionally, Franklin Templeton Investments Corp. ("FTIC") was recently served with a class action market timing complaint in Quebec, Canada, entitled Huneault v. AGF Funds, Inc., et al., Case No. 500-06-000256-046, filed on October 25, 2004 in the Superior Court for the Province of Quebec, District of Montreal.

To date, more than 240 similar lawsuits against at least 19 different mutual fund companies have been filed in federal district courts throughout the country. Because these cases involve common questions of fact, the Judicial Panel on Multidistrict Litigation (the "Judicial Panel") ordered the creation of a multidistrict litigation in the United States District Court for the District of Maryland, entitled "In re Mutual Funds Investment Litigation" (the "MDL"). The Judicial Panel then transferred similar cases from different districts to the MDL for coordinated or consolidated pretrial proceedings.

As of December 13, 2004, the following lawsuits are pending against the Company (and in some instances, against certain of the Funds) and have been transferred to the MDL:

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


                                       28
--------------------------------------------------------------------------------

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

Plaintiffs in the MDL filed consolidated amended complaints on September 29, 2004. It is anticipated that defendants will file motions to dismiss in the coming months.

As previously reported, various subsidiaries of Franklin Resources, Inc., as well as certain Templeton Funds, have also been named in multiple lawsuits filed in state courts in Illinois, alleging breach of duty with respect to the valuation of the portfolio securities of certain Templeton Funds managed by such subsidiaries as follows:

Bradfisch v. Templeton Funds, Inc., et al., Case No. 2003 L 001361, filed on October 3, 2003 in the Circuit Court of the Third Judicial Circuit, Madison County, Illinois; Woodbury v. Templeton Global Smaller Companies Fund, Inc., et al., Case No. 2003 L 001362, filed on October 3, 2003 in the Circuit Court of the Third Judicial Circuit, Madison County, Illinois; Kwiatkowski v. Templeton Growth Fund, Inc., et al., Case No. 03 L 785, filed on December 17, 2003 in the Circuit Court of the Twentieth Judicial Circuit, St. Clair County, Illinois; Parise v. Templeton Funds, Inc., et al., Case No. 2003 L 002049, filed on December 22, 2003 in the Circuit Court of the Third Judicial Circuit, Madison County, Illinois.

These lawsuits are state court actions and are not subject to the MDL.

In addition, the Company, as well as certain current and former officers, employees, and directors, have been named in multiple lawsuits alleging violations of various securities laws and pendent state law claims relating to the disclosure of directed brokerage payments and/or payment of allegedly excessive advisory, commission, and distribution fees. These lawsuits are styled as class actions and derivative actions brought on behalf of certain Funds, and are as follows:

Stephen Alexander IRA v. Franklin Resources, Inc., et al., Case No. 04-982 JLL, filed on March 2, 2004 in the United States District Court for the District of New Jersey; Strigliabotti v. Franklin Resources, Inc., et al., Case No. C 04 0883 SI, filed on March 4, 2004 in the United States District Court for the Northern District of California; Tricarico v. Franklin Resources, Inc., et al., Case No. CV-04-1052 JAP, filed on March 4, 2004 in the United States District Court for the District of New Jersey; Miller v. Franklin Mutual Advisors, LLC, et al., Case No. 04-261 DRH, filed on April 16, 2004 in the United States District Court for the Southern District of Illinois and transferred to the United States District Court for the District of New Jersey on August 5, 2004 (plaintiffs voluntarily dismissed this action, without prejudice, on October 22,
2004); Wilcox v. Franklin Resources, Inc., et al., Case No. 04-2258 WHW, filed on May 12, 2004 in the United States District Court for the District of New Jersey; Bahe, Custodian CGM Roth Conversion IRA v. Franklin/Templeton Distributors, Inc. et al., Case No. 04-11195 PBS, filed on June 3, 2004 in the United States District Court for the District of Massachusetts.

The United States District Court for the District of New Jersey consolidated for pretrial purposes three of the above lawsuits (Stephen Alexander IRA, Tricarico, and Wilcox) into a single action, entitled "In re Franklin Mutual Funds Fee Litigation." Plaintiffs in those three lawsuits filed a consolidated amended complaint on October 4, 2004.

Management strongly believes that the claims made in each of the lawsuits identified above are without merit and intends to vigorously defend against them.


                                       29
--------------------------------------------------------------------------------

Please also see the discussion of certain governmental proceedings and investigations in Note 13, "Commitments and Contingencies - Governmental Investigations, Proceedings and Actions", of Notes to Consolidated Financial Statements included in Part II of this report.

Except for the matters described above, there have been no material developments in the litigation previously reported in our Form 10-Q for the period ended June 30, 2004, as filed with the SEC on August 13, 2004. We are involved from time to time in litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect our business or financial position.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of our security holders.

                                       30
--------------------------------------------------------------------------------

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Our common stock is traded on the NYSE and the Pacific Exchange under the ticker symbol "BEN", and the London Stock Exchange under the ticker symbol
"FRK". On September 30, 2004, the closing price of FRI's common stock on the NYSE was $55.76 per share. At November 30, 2004, there were approximately 4,997 shareholders of record.

The following table sets forth the high and low sales prices for our common stock on the NYSE.

                                            2004 FISCAL YEAR                    2003 FISCAL YEAR
                                     -------------- --------------        ------------ --------------
QUARTER                                  HIGH            LOW                 HIGH           LOW
------------------------------------ -------------- -------------- ------ ------------ --------------
October-December                        $52.25         $43.39               $37.85        $27.90
January-March                           $62.10         $52.02               $37.01        $29.99
April-June                              $57.81         $48.10               $40.85        $32.84
July-September                          $56.47         $46.85               $46.95        $38.66
------------------------------------ -------------- -------------- ------ ------------ --------------

We declared dividends of $0.34 per share in fiscal 2004 (or $0.085 per share per quarter) and $0.30 per share in fiscal 2003 (or $0.075 per share per quarter). We expect to continue paying dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.

(b) None.

(c) Issuer Purchases of Equity Securities.

The following table provides information with respect to the shares of common stock we purchased during the three months ended September 30, 2004:


                                                           (C) TOTAL
                                                           NUMBER OF     (D) MAXIMUM
                                                              SHARES       NUMBER OF
                                                        PURCHASED AS     SHARES THAT
                                                             PART OF      MAY YET BE
                           (A) TOTAL                        PUBLICLY       PURCHASED
                           NUMBER OF    (B) AVERAGE        ANNOUNCED       UNDER THE
                              SHARES     PRICE PAID         PLANS OR        PLANS OR
PERIOD                     PURCHASED      PER SHARE         PROGRAMS        PROGRAMS
-------------------------------------------------------------------------------------
July 1, 2004 through
  July 31, 2004                8,189         $49.77            8,189      13,544,492

August 1, 2004 through
  August 31, 2004             13,409         $48.46           13,409      13,531,083

September 1, 2004 through
  September 30, 2004         300,000         $53.68          300,000      13,231,083
-------------------------------------------------------------------------------------
TOTAL                        321,598                         321,598
-------------------------------------------------------------------------------------

Under a stock repurchase program authorized by our Board of Directors in September of 1985, we can repurchase shares of our common stock on the open market and in private transactions in accordance with applicable securities laws. In August 2002, May 2003, and August 2003, we announced increases in the number of shares available for repurchase under our stock repurchase program totaling 30.0 million shares, of which, approximately 13.2 million shares remain available for repurchase as of September 30, 2004. Our stock repurchase program is not subject to an expiration date.


                                       31
--------------------------------------------------------------------------------

ITEM 6.   SELECTED FINANCIAL DATA.

FINANCIAL HIGHLIGHTS

(in millions, except assets under management, per share amounts and employee headcount)

AS OF AND FOR THE YEARS ENDED SEPTEMBER 30,          2004       2003       2002       2001     2000
------------------------------------------------ --------- ---------- ---------- ---------- ---------
SUMMARY OF OPERATIONS
  Operating revenues                             $3,438.2   $2,632.1   $2,522.9   $2,357.0 $2,340.8
  Net income                                        706.7      502.8      432.7      484.7    562.1
FINANCIAL DATA
  Total assets                                   $8,228.1   $6,970.7   $6,422.7   $6,265.7 $4,042.4
  Long-term debt                                  1,196.4    1,108.9      595.1      566.0    294.1
  Stockholders' equity                            5,106.8    4,310.1    4,266.9    3,977.9  2,965.5
  Operating cash flow                               943.4      536.4      735.2      553.2    701.7
ASSETS UNDER MANAGEMENT (in billions)
  Period ending                                    $361.9     $301.9     $247.8     $246.4   $229.9
  Simple monthly average                            340.2      269.8      263.2      243.4    227.7
PER COMMON SHARE
  Earnings
    Basic                                           $2.84      $1.98      $1.66      $1.92    $2.28
    Diluted                                          2.80       1.97       1.65       1.91     2.28
  Cash dividends                                     0.34       0.30       0.28       0.26     0.24
  Book value                                        20.45      17.53      16.50      15.25    12.17
EMPLOYEE HEADCOUNT                                  6,696      6,504      6,711      6,868    6,489
------------------------------------------------ --------- ---------- ---------- ---------- ---------


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

GENERAL

We derive the majority of our operating revenues, operating expenses and net income from providing investment advisory and related services to retail mutual funds, institutional accounts, high net-worth clients, private accounts and other investment products. This is our primary business activity and operating segment. The mutual funds and other products that we advise, collectively called our sponsored investment products, are distributed to the public globally under six distinct names:

* Franklin
* Templeton
* Mutual Series
* Bissett
* Fiduciary Trust
* Darby Overseas


                                       32
--------------------------------------------------------------------------------

Our sponsored investment products include a broad range of global/international equity, U.S. domestic, hybrid, fixed-income and money market mutual funds, as well as other investment products that meet a wide variety of specific investment needs of individuals and institutions.

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

EXECUTIVE SUMMARY

Fiscal 2004 was challenging for the mutual fund industry as various regulatory bodies continued their investigations of certain industry practices. We are working with a number of government regulators who are looking into matters involving frequent trading (commonly referred to as "market timing") policies and practices, marketing support payments to securities broker/dealers who sell fund shares, and other industry concerns.

Despite the scrutiny, key performance measures continued to improve in fiscal 2004. Our diluted earnings per share grew to $2.80 in fiscal 2004, as compared to $1.97 in fiscal 2003 and $1.65 in fiscal 2002. Our operating margin increased to 27% in fiscal 2004, as compared to 25% in fiscal 2003 and 23% in fiscal 2002. Market appreciation and excess sales over redemptions increased our assets under management to an all-time record of $361.9 billion at September 30, 2004, as compared to $301.9 billion at September 30, 2003 and $247.8 billion at September 30, 2002. Our effective investment management fee rate (investment management fees divided by simple monthly average assets under management) was 0.58% in fiscal 2004, as compared to 0.55% in fiscal 2003 and 0.56% in fiscal 2002.

As our client base broadens geographically, we remain attentive to the specialized needs of these clients and continue to expand the investment choices available to them. To that end, on October 1, 2003, we completed the acquisition of Darby Overseas Investments, Ltd. and Darby Overseas Partners, L.P. (collectively "Darby"), a group specializing in private equity, mezzanine and emerging markets fixed-income products. In fiscal 2002, we acquired Pioneer ITI AMC Limited ("Pioneer"), an Indian investment management company.

RESULTS OF OPERATIONS

The table below presents the highlights of our operations for the last three fiscal years.

(in millions except per share amounts)
                                                                                    2004        2003
FOR THE YEARS ENDED SEPTEMBER 30,        2004          2003          2002        VS 2003     VS 2002
---------------------------------- ----------- ------------- ------------- -------------- -----------
NET INCOME                             $706.7        $502.8        $432.7            41%         16%
EARNINGS PER COMMON SHARE
  Basic                                 $2.84         $1.98         $1.66            43%         19%
  Diluted                                2.80          1.97          1.65            42%         19%
OPERATING MARGIN                          27%           25%           23%             --          --
---------------------------------- ----------- ------------- ------------- -------------- -----------

Net income increased by 41% and diluted earnings per share increased by 42% in fiscal 2004. The increase was primarily due to higher operating revenues consistent with a 26% increase in our simple monthly average assets under management, higher gross sales on which commissions are earned, and an increase in billable shareholder accounts. These increases were partially offset by higher underwriting and distribution expenses, higher compensation and benefits expense, the provision for governmental investigations, proceedings and actions and a higher effective tax rate in fiscal 2004 as compared to the prior year. The decline in diluted weighted-average shares outstanding from 254.7 million in fiscal 2003 to 252.2 million in fiscal 2004, also contributed to the increase in diluted earnings per common share. The decrease in diluted weighted-average


                                       33
--------------------------------------------------------------------------------
shares outstanding resulted from stock repurchases, especially in the latter half of fiscal 2003, partially offset by an increase in dilution from the assumed conversion of stock options granted as the price of our common stock increased during fiscal 2004.

Net income increased by 16% and diluted earnings per share increased by 19% in fiscal 2003 primarily due to higher operating revenues consistent with a 3% increase in our simple monthly average assets under management, as well as higher investment and other income in fiscal 2003 due to an other-than-temporary decline in the value of certain investments in fiscal 2002.

ASSETS UNDER MANAGEMENT

(in billions)
                                                                                    2004        2003
AS OF THE YEARS ENDED SEPTEMBER 30,      2004          2003          2002        VS 2003     VS 2002
------------------------------------ --------- ------------- ------------- -------------- -----------
EQUITY
   Global/international                $132.9         $99.8         $76.5            33%         30%
   Domestic (U.S.)                       66.4          55.4          41.4            20%         34%
------------------------------------ --------- ------------- ------------- -------------- -----------
   TOTAL EQUITY                         199.3         155.2         117.9            28%         32%
HYBRID                                   59.0          45.8          36.6            29%         25%
FIXED-INCOME
   Tax-free                              51.3          52.2          52.8           (2)%        (1)%
   Taxable
      Domestic (U.S.)                    31.3          31.1          26.1             1%         19%
      Global/international               14.2          11.8           8.6            20%         37%
------------------------------------ --------- ------------- ------------- -------------- -----------
   TOTAL FIXED-INCOME                    96.8          95.1          87.5             2%          9%
MONEY MARKET                              6.8           5.8           5.8            17%          --
------------------------------------ --------- ------------- ------------- -------------- -----------
   TOTAL                               $361.9        $301.9        $247.8            20%         22%
------------------------------------ --------- ------------- ------------- -------------- -----------
Simple monthly average for the year /1 $340.2        $269.8        $263.2            26%          3%
------------------------------------ --------- ------------- ------------- -------------- -----------

/1 Investment management fees from approximately 45% of our assets under management at September 30, 2004 were calculated using daily average assets under management.

Our assets under management at September 30, 2004 were $361.9 billion, 20% higher than they were a year ago, due to excess sales over redemptions of $22.4 billion and market appreciation of $38.9 billion, primarily in the first half of fiscal 2004. Simple monthly average assets under management, which are generally more indicative of investment management fee revenue trends than the year over year change in ending assets under management, increased 26% during fiscal 2004.

The simple monthly average mix of assets under management for the last three fiscal years is shown below.

FOR THE YEARS ENDED SEPTEMBER 30,                                   2004          2003         2002
-----------------------------------------------------------------------------------------------------
PERCENTAGE OF SIMPLE MONTHLY AVERAGE ASSETS UNDER MANAGEMENT
Equity                                                               54%           49%          52%
Fixed-income                                                         28%           34%          31%
Hybrid                                                               16%           15%          15%
Money market                                                          2%            2%           2%
-----------------------------------------------------------------------------------------------------
TOTAL                                                               100%          100%         100%
-----------------------------------------------------------------------------------------------------


                                       34
--------------------------------------------------------------------------------

The following table presents industry data showing average effective investment management fee rates /1 for the years ended September 30, 2004, 2003, and 2002. The data was obtained from Lipper(R) Inc. and our actual effective fee rates may vary from these rates.

FOR THE YEARS ENDED SEPTEMBER 30,                     2004                   2003               2002
------------------------------------ ---------------------- ---------------------- ------------------
EQUITY
  Global/international                               0.72%                  0.71%              0.71%
  Domestic (U.S.)                                    0.53%                  0.54%              0.55%
HYBRID                                               0.40%                  0.42%              0.45%
FIXED-INCOME
  Tax-free                                           0.42%                  0.42%              0.43%
  Taxable
     Domestic (U.S.)                                 0.43%                  0.43%              0.43%
     Global/international                            0.57%                  0.60%              0.59%
MONEY MARKET                                         0.26%                  0.27%              0.27%
------------------------------------ ---------------------- ---------------------- ------------------

/1 Industry asset-weighted average management fee rates were calculated using information available from Lipper(R) Inc. at September 30, 2004 and include all U.S.-based, open-ended funds that reported expense data to Lipper(R) Inc. as of the funds' most recent annual report date, and for which expenses were greater or equal to zero. The averages combine retail and institutional funds data and include all share classes and distribution channels, without exception. Variable annuity products are not included.

For  the  2004  fiscal  year,  our  effective  investment  management  fee  rate
(investment management fees divided by simple monthly average assets under management) increased to 0.58% from 0.55% in fiscal 2003. The change in the mix of assets under management, resulting from higher excess sales over redemptions and appreciation for equity as compared to fixed-income products, led to the increase in the effective investment management fee rate. Generally, equity products carry higher management fees than fixed-income products.

For the 2003 fiscal year, our effective investment management fee rate declined to 0.55% from 0.56% in fiscal 2002. The change in the mix of assets under management, resulting from higher relative excess sales over redemptions and appreciation for fixed-income as compared to equity products, led to the slight decrease in the effective investment management fee rate.

Assets under management by sales office location were as follows:

(in billions)
AS OF THE YEARS ENDED SEPTEMBER 30,                                    2004   % OF TOTAL            2003       % OF TOTAL
------------------------------------------------------ --------------------- ------------ --------------- ----------------
United States                                                        $265.3          73%          $225.0              74%
Canada                                                                 25.8           7%            20.9               7%
Europe                                                                 29.5           8%            20.4               7%
Asia/Pacific and other /1                                              41.3          12%            35.6              12%
------------------------------------------------------ --------------------- ------------ --------------- ----------------
TOTAL                                                                $361.9         100%          $301.9             100%
------------------------------------------------------ --------------------- ------------ --------------- ----------------

/1   Includes multi-jurisdictional assets under management.

Approximately 73% of our assets under management at September 30, 2004 originated from our U.S. sales offices and approximately 69% of our revenues originated in the United States in fiscal 2004. Due to the global nature of our business operations, investment advisory and administrative services may be performed in locations unrelated to the location of the shareholder.


                                       35
--------------------------------------------------------------------------------

Components of the change in our assets under management were as follows:

(in billions)
                                                                                                         2004        2003
AS OF AND FOR THE YEARS ENDED SEPTEMBER 30,       2004             2003            2002               VS 2003     VS 2002
-------------------------------------------- ----------- ---------------- ---------------- ------------------ ------------
Beginning assets under management               $301.9           $247.8          $246.4                   22%          1%
Sales                                             96.8             81.3            72.4                   19%         12%
Reinvested dividends                               4.9              3.7             4.8                   32%       (23)%
Redemptions                                      (74.4)           (66.9)          (57.5)                  11%         16%
Distributions                                     (7.1)            (6.0)           (7.2)                  18%       (17)%
Acquisitions                                       0.9               --             0.8                   N/A      (100)%
Appreciation (depreciation)                       38.9             42.0           (11.9)                 (7%)         N/A
-------------------------------------------- ----------- ---------------- ---------------- ------------------ ------------
ENDING ASSETS UNDER MANAGEMENT                  $361.9           $301.9          $247.8                   20%         22%
-------------------------------------------- ----------- ---------------- ---------------- ------------------ ------------

Excess sales over redemptions were $22.4 million in fiscal 2004 as compared to $14.4 million in fiscal 2003 and $14.9 million in fiscal 2002. Gross product sales increased 19% while redemptions increased 11% in 2004. Darby added $0.9 billion in assets under management, related to private equity, mezzanine and emerging markets fixed-income products as of the acquisition date, on October 1, 2003. Our acquisition of Pioneer, in July 2002, increased our assets under management by $0.8 billion as of the date of this acquisition.

Our products experienced $38.9 billion in appreciation in fiscal 2004, as compared to $42.0 billion in fiscal 2003 and market depreciation of $11.9 billion in fiscal 2002.

OPERATING REVENUES

The table below presents the percentage change in each revenue category between fiscal 2004 and fiscal 2003 and between fiscal 2003 and fiscal 2002.

                                                                                           PERCENTAGE OF TOTAL REVENUES
                                                         2004            2003         -------------------------------------
                                                      VS 2003         VS 2002            2004            2003         2002
--------------------------------------------------- ----------- -------------- --------------- --------------- ------------
Investment management fees                                32%              2%             57%             57%
Underwriting and distribution fees                        35%              7%             34%             32%          31%
Shareholder servicing fees                                12%             14%              7%              8%           8%
Consolidated sponsored investment
  products income, net                                 3,684%             N/A              --              --           --
Other, net                                                (8%)             5%              2%              3%           3%
--------------------------------------------------- ----------- -------------- --------------- --------------- ------------
TOTAL OPERATING REVENUES                                  31%              4%            100%            100%         100%
--------------------------------------------------- ----------- -------------- --------------- --------------- ------------


INVESTMENT MANAGEMENT FEES

Investment management fees, accounting for 57% of our operating revenues in fiscal 2004, include both investment advisory and administration fees. These fees are generally calculated under contractual arrangements with our sponsored investment products as a percentage of the market value of assets under management. Annual rates vary by investment objective and type of services provided. In return for these fees, we provide a combination of investment advisory, administrative and other management services.

Investment management fees increased 32% in fiscal 2004 consistent with a 26% increase in simple monthly average assets under management and an increase in our effective investment management fee rate resulting from a shift in average asset mix toward equity products, which generally carry a higher management fee than fixed-income assets.

Investment management fees increased 2% in fiscal 2003 consistent with a 3% increase in simple monthly average assets under management, partially offset by a slight decline in our effective investment management fee rate resulting from a shift in average asset mix toward fixed-income products.


                                       36
--------------------------------------------------------------------------------

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

Many of our sponsored investment products pay distribution fees in return for sales, marketing and distribution efforts on their behalf. While other contractual arrangements exist in international jurisdictions, in the United States, distribution fees include "12b-1 fees". These fees are subject to maximum payout levels based on a percentage of the assets in each fund and other regulatory limitations. We pay a significant portion of underwriting and distribution fees to the financial advisers and other intermediaries who sell our sponsored investment products to the public on our behalf. See the description of underwriting and distribution expenses below.

Overall, underwriting and distribution fees increased 35% in fiscal 2004. Underwriting fees increased 33% primarily due to a 19% increase in gross product sales along with a change in the sales mix. Distribution fees increased 36% consistent with a 26% increase in simple monthly average assets under management and a change in the asset and share class mix.

Underwriting and distribution fees increased 7% in fiscal 2003. Underwriting fees increased 8% primarily due to a 12% increase in gross product sales, partially offset by a change in the sales mix. Distribution fees increased 6% consistent with a 3% increase in simple monthly average assets under management and a change in the asset and share class mix.

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

Shareholder servicing fees increased 12% in fiscal 2004. The increase reflects an 18% increase in simple monthly average billable shareholder accounts, primarily due to the overall increase in number of shareholder accounts billable under revised shareholder service fee agreements in the United States that became effective on January 1, 2003, partially offset by a decline in fee rates chargeable on accounts closed in the prior calendar year, under these agreements.

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

CONSOLIDATED SPONSORED INVESTMENT PRODUCTS INCOME, NET

Consolidated sponsored investment products income, net reflects the net operating income of majority-owned sponsored investment products, including dividends received. The increase in fiscal 2004 reflects an increase in the number of products that have been consolidated in our results of operations.


                                       37
--------------------------------------------------------------------------------

OTHER, NET

Other, net consists primarily of revenues from the banking/finance operating segment as well as income from custody services. Revenues from the banking/finance operating segment include interest income on loans, servicing income, and investment income on banking/finance investment securities, and are reduced by interest expense and the provision for probable loan losses.

Other, net decreased 8% in fiscal 2004 due to lower realized gains on sale of automotive loans and decreased interest income on investments, partially offset by a decrease in the provision for probable loan losses related to our consumer lending portfolio and lower interest expense. Other, net increased 5% in fiscal 2003 as a result of higher net interest income and auto loan servicing income, partially offset by lower custody fees.

OPERATING EXPENSES

The table below presents the percentage change in each expense category between fiscal 2004 and fiscal 2003 and between fiscal 2003 and fiscal 2002.

                                                                                PERCENTAGE OF TOTAL
                                                                                      EXPENSES
                                                        2004         2003     -----------------------
                                                     VS 2003      VS 2002      2004    2003     2002
---------------------------------------------- -------------- ----------- ---------- ------- --------
Underwriting and distribution                            35%           7%       41%     39%      37%
Compensation and benefits                                18%           1%       31%     33%      33%
Information systems, technology and occupancy           (4)%         (3)%       11%     14%      15%
Advertising and promotion                                21%        (14)%        4%      4%       6%
Amortization of deferred sales commissions               35%           9%        4%      4%       3%
Amortization of intangible assets                         4%         (1)%        1%      1%       1%
Provision for mutual fund proceedings, actions
 and investigations                                      N/A          N/A        4%     N/A      N/A
September 11, 2001 (recovery) expense, net              588%          N/A      (1)%      --      N/A
Other                                                    24%          19%        5%      5%       5%
---------------------------------------------- -------------- ----------- ---------- ------- --------
TOTAL OPERATING EXPENSES                                 26%           2%      100%    100%     100%
---------------------------------------------- -------------- ----------- ---------- ------- --------

UNDERWRITING AND DISTRIBUTION

Underwriting and distribution includes expenses paid to financial advisers and other third parties for selling, distributing and providing ongoing services to investors in our sponsored investment products. Underwriting and distribution expenses increased 35% in fiscal 2004 and 7% in fiscal 2003 consistent with similar trends in underwriting and distribution revenues.

COMPENSATION AND BENEFITS

Compensation and benefits increased 18% during fiscal 2004. The increase resulted primarily from an increase in bonus expense under the Amended and Restated Annual Incentive Compensation Plan, which awards cash and stock bonuses based, in part, on our performance. In addition, merit salary increases effective in October 2003 and additional compensation and benefit costs related to the acquisition of Darby in October 2003 increased costs in fiscal 2004. The increase was partly reduced by the decline of retention bonus commitments related to the acquisition of Fiduciary Trust Company International ("Fiduciary Trust") in April 2001, as we fulfilled cash payout obligations under the employee retention and transition compensation program that were required to be paid within approximately two years of the acquisition date. We employed approximately 6,700 people at September 30, 2004 as compared to about 6,500 at September 30, 2003. In order to attract and retain talented individuals, we are committed to keeping our salaries and benefit packages competitive, which means that the level of compensation and benefits may increase more quickly or decrease more slowly than our revenues.

                                       38
--------------------------------------------------------------------------------

Compensation and benefits increased 1% during fiscal 2003. Although we experienced a decrease in retention bonus commitments related to the acquisition of Fiduciary Trust, we also experienced increases in employee insurance and other benefits costs in fiscal 2003. We employed approximately 6,500 people at September 30, 2003 compared to approximately 6,700 at September 30, 2002.

INFORMATION SYSTEMS, TECHNOLOGY AND OCCUPANCY

Information systems, technology and occupancy costs decreased 4% in fiscal 2004. This decrease was primarily due to lower depreciation levels for equipment and software related to a decrease in purchases of information system and technology equipment as certain of our technology equipment is periodically replaced with new equipment under our technology outsourcing agreement, as well as a stabilization in the number and the scope of new technology project initiatives. The decline in information systems and technology expense was partly offset by an increase in outside data services as well as an increase in building depreciation related to the consolidation of our headquarters campus in accordance with FASB Interpretation No. 46, "Consolidation of Variable Interest Entities (revised December 2003)" ("FIN 46-R") in our results of operation effective December 31, 2003 and subsequent purchase of the property in September 2004. Information systems, technology and occupancy costs decreased 3% in fiscal 2003. This decrease was primarily due to lower depreciation levels for equipment and software.

Details of capitalized information systems and technology costs for the last three fiscal years were as follows:

(in millions)                                                      2004           2003        2002
----------------------------------------------------------------------------------------------------
Net carrying amount at beginning of period                        $79.1         $121.5      $162.9
Additions during period, net of disposals and other
  adjustments                                                      16.3           25.8        35.6
Net assets purchased through acquisitions                           0.3             --         0.2
Amortization during period                                        (44.4)         (68.2)      (77.2)
----------------------------------------------------------------------------------------------------
NET CARRYING AMOUNT AT END OF PERIOD                              $51.3          $79.1      $121.5
----------------------------------------------------------------------------------------------------

ADVERTISING AND PROMOTION

Advertising and promotion increased 21% during fiscal 2004 and decreased 14% in fiscal 2003. The increase in fiscal 2004 was due to the elimination of directed brokerage effective November 28, 2003 and higher expenditures on direct advertising campaigns and marketing materials. We are committed to investing in advertising and promotion in response to changing business conditions, which means that the level of advertising and promotion expenditures may increase more rapidly or decrease more slowly than our revenues.

AMORTIZATION OF DEFERRED SALES COMMISSIONS

Certain fund share classes, including Class B, are sold without a front-end sales charge to shareholders, although our distribution subsidiaries pay a commission on the sale. In the United States, Class A shares are sold without a front-end sales charge to shareholders when minimum investment criteria are met, and Class C shares are sold without a front-end sales charge effective January 1, 2004. However, our U.S. distribution subsidiary pays a commission on these sales. We defer and amortize all up-front commissions paid by our distribution subsidiaries in excess of commissions we receive from shareholders, over 12 months to 8 years depending on share class or financing arrangements.

We have arranged to finance our Class B and certain of our Class C deferred commission assets ("DCA") arising from our U.S., Canadian and European operations through Lightning Finance Company Limited ("LFL"), a company in which we have a 49% ownership interest. In the United States, LFL has entered into a financing agreement with our U.S. distribution subsidiary and we maintain a continuing interest in the assets until resold by LFL. As a result, we retain DCA sold to LFL under the U.S. agreement in our financial statements and amortize them over an 8-year period, or until sold by LFL to third-parties. In contrast to the U.S. arrangement, LFL has entered into direct agreements with our Canadian and European sponsored investment products, and, as a result, we do not record DCA from these sources on our Consolidated Balance


                                       39
--------------------------------------------------------------------------------

Sheets. The boards of the funds that offer Class B shares have approved a proposal to cease the offering of Class B shares to new investors and existing shareholders desiring to make additional purchases. Existing Class B shareholders would continue to be permitted to exchange shares into Class B shares of different funds. Existing Class B shareholders would also be permitted to continue to reinvest dividends in additional Class B shares. The cessation of purchases of Class B shares by new investors and existing shareholders will be effective in the first calendar quarter of 2005 and may have a negative effect on the overall sales of the funds' shares.

Amortization of deferred sales commissions increased 35% in fiscal 2004 from the prior year primarily due to increased gross product sales. Amortization of deferred sales commissions increased 9% in fiscal 2003 from the prior year primarily due to increased gross product sales and because LFL did not sell any U.S. DCA in a securitization transaction in fiscal 2003, while it sold approximately $61.5 million U.S. DCA in fiscal 2002.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets increased 4% in fiscal 2004 and decreased 1% in fiscal 2003, primarily due to foreign currency movements in intangible assets not denominated in U.S. dollars. As of March 31, 2004, we completed our most recent annual impairment test of goodwill and indefinite-lived and definite-lived intangible assets, and we determined that there was no impairment to these assets as of October 1, 2003.

PROVISION FOR GOVERNMENTAL INVESTIGATIONS, PROCEEDINGS AND ACTIONS

In fiscal 2004, we recognized charges to income aggregating to $105.0 million ($80.6 million, net of taxes) related to ongoing governmental investigations, proceedings and actions. See also Risk Factors below.

SEPTEMBER 11, 2001 RECOVERY, NET

In January 2004, we received $32.5 million from our insurance carrier for claims related to the September 11, 2001 terrorist attacks that destroyed Fiduciary Trust's headquarters. These proceeds represented final recoveries for claims submitted to our insurance carrier. We realized a gain of $30.3 million ($18.3 million, net of taxes). All remaining contingencies related to our insurance claims have been resolved.

OTHER INCOME (EXPENSES)

Other income (expenses) includes net realized and unrealized investment gains (losses) of consolidated sponsored investment products, investment and other income, and interest expense. Investment and other income is comprised primarily of dividends, interest income and realized gains and losses from investments, income from investments accounted for using the equity method of accounting, minority interest expense, and foreign currency exchange gains and losses.

Net other income increased to $63.0 million in fiscal 2004 as compared to $52.1 million in fiscal 2003 due to higher net investment gains related to consolidated sponsored investment products and higher dividends, interest, net realized gains and equity method income from our investments. The increase was partially offset by higher interest expense related to the issuance of five-year senior notes in April 2003 and minority interest expense related to the consolidated sponsored investment products.

Net other income was $52.1 million in fiscal 2003 as compared to a net expense of $7.2 million in fiscal 2002 due to a $60.1 million other-than-temporary decline in value of some of our investments recognized in the fourth quarter of fiscal 2002.

TAXES ON INCOME

As a multi-national corporation, we provide investment management services to a wide range of international investment products, often managed from locations outside the United States. Some of these jurisdictions have lower tax rates than the United States. The mix of pre-tax income (primarily from our investment management business) subject to these lower rates, when aggregated with income originating in the United States, produces a lower overall effective tax rate than existing U.S. Federal and state tax rates. Our effective income tax rate for fiscal 2004 increased to 29% compared to 28% in fiscal 2003 and 25% in fiscal 2002. The effective tax rate

                                       40
--------------------------------------------------------------------------------
will continue to reflect the relative contributions of foreign earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income, as well as other factors.


LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key financial data relating to our liquidity, and sources and uses of capital:

(in millions)

AS OF AND FOR THE YEARS ENDED SEPTEMBER 30,                       2004           2003        2002
----------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
Assets
  Liquid assets                                               $4,279.3       $3,272.3    $2,826.0
  Cash and cash equivalents                                    2,917.2        1,053.7       980.6
Liabilities
  Commercial paper                                              $170.0            $--         $--
  Convertible Notes                                              530.1          520.3       514.2
  Medium Term Notes                                              420.0          420.0          --
  Other long-term debt                                           246.3          168.6        81.0
  Total debt                                                   1,372.4        1,123.7       611.5

CASH FLOW DATA
Operating cash flows                                            $943.4         $536.4      $735.2
Investing cash flows                                             941.7         (259.8)     (215.1)
Financing cash flows                                             (21.6)        (203.5)     (135.7)
----------------------------------------------------------------------------------------------------

Liquid assets, which consist of cash and cash equivalents, investments (trading and available-for-sale) and current receivables, increased from fiscal 2003, primarily due to cash provided by operating activities. Cash and cash equivalents include cash, debt instruments with maturities of three months or less at the purchase date and other highly liquid investments that are readily convertible into cash, including money market funds. Cash and cash equivalents increased in fiscal 2004 as we held a larger portion of liquid assets in debt instruments, primarily term deposits, with maturities of three months or less from the purchase date, resulting in an increase in cash and cash equivalents and a decrease in investment securities, available-for-sale.

The increase in total debt outstanding from September 30, 2003 relates to $170.0 million of commercial paper issued in September 2004 to purchase the assets of a lessor trust that held our corporate headquarter campus. The lessor trust had previously been consolidated in our financial statements in December 2003 in accordance with the guidance of FIN 46-R. In addition, other long-term debt increased as our long-term financing liability recognized in relation to U.S. DCA financed by LFL, has increased in fiscal 2004, as LFL has not sold any U.S. DCA in a securitization transaction since fiscal 2002.

The increase in operating cash flows in fiscal 2004 included $706.7 million in net income and $215.5 million in proceeds from the securitization of loans held for sale, net of originations. The increase in investing cash flows in fiscal 2004 related primarily to excess liquidations of investments over purchases of $1,061.2 million. Financing activities in fiscal 2004 included the issuance of $170.0 million of commercial paper and $128.9 million in common stock option exercises. In addition, during the year ended September 30, 2004, we purchased and retired 1.3 million shares of our common stock at a cost of $67.6 million. At September 30, 2004, approximately 13.2 million shares remained available for repurchase under board authorizations. We purchased and retired 15.3 million shares at a cost of $580.6 million, and 3.7 million shares at a cost of $115.9 million in the years ended September 30, 2003 and 2002.


                                       41
--------------------------------------------------------------------------------

CAPITAL RESOURCES

We believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets, continuing cash flows from operations, borrowing capacity under current credit facilities, the ability to issue debt or equity securities, and mutual fund sales commission financing arrangements. In particular, we expect to finance future investment in our banking/finance activities through operating cash flows, debt, increased deposit base, and through the securitization of a portion of the receivables from consumer lending activities.

As of September 30, 2004, we had $300.0 million of debt and equity securities available to be issued under shelf registration statements filed with the SEC and $330.0 million of additional commercial paper available for issuance. Our committed revolving credit facilities at September 30, 2004 totaled $420.0 million, of which, $210.0 million was under a 364-day facility expiring in June 2005. The remaining $210.0 million facility is under a five-year facility that will expire in June 2007. In addition, at September 30, 2004, our banking/finance operating segment had $523.6 million in available uncommitted short-term bank lines under the Federal Reserve Funds system, the Federal Reserve Bank discount window, and Federal Home Loan Bank short-term borrowing capacity. Our ability to access the capital markets in a timely manner depends on a number of factors including our credit rating, the condition of the global economy, investors' willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. In extreme circumstances, we might not be able to access this liquidity readily.

Our investment management segment finances Class B and certain Class C DCA arising from our U.S., Canadian and European operations through LFL, a company in which we have a 49% ownership interest. Class B and C sales commissions that we have financed globally through LFL during fiscal 2004, were approximately $163.4 million compared to $161.3 million in fiscal 2003. LFL's ability to access credit facilities and the securitization market will directly affect our existing financing arrangements.

Our banking/finance operating segment finances its automotive lending activities through operational cash flows, inter-segment loans and by selling its auto loans in securitization transactions with qualified special purpose entities, which then issue asset-backed securities to private investors. Beginning in fiscal 2005, automotive lending activities may also be financed by issuing auto loan backed variable funding notes to institutional investors, and as a result, we expect that inter-segment lending activities may decrease. Gross sale proceeds from auto loan securitization transactions were $488.5 million in fiscal 2004 and $464.4 million in fiscal 2003. Our ability to access the securitization market will directly affect our plans to finance the auto loan portfolio in the future.

USES OF CAPITAL

We expect that the main uses of cash will be to expand our core business, make strategic acquisitions, acquire shares of our common stock, fund property and equipment purchases, pay operating expenses of the business, enhance technology infrastructure and business processes, pay shareholder dividends and repay and service debt.

In May 2001, we received approximately $490.0 million in net proceeds from the sale of $877.0 million principal amount at maturity of zero-coupon convertible senior notes due 2031 (the "Convertible Notes"). The Convertible Notes, which were offered to qualified institutional buyers only, carry an interest rate of 1.875% per annum, with an initial conversion premium of 43%. Each of the $1,000 (principal amount at maturity) Convertible Notes is convertible into 9.3604 shares of our common stock, when the price of our stock reaches certain thresholds. To date, we have repurchased Convertible Notes with a face value of $5.9 million principal amount at maturity, for their accreted value of $3.5 million, in cash. We may redeem the remaining Convertible Notes for cash on or after May 11, 2006 or make additional repurchases, at the option of the holders, on May 11 of 2006, 2011, 2016, 2021 and 2026. In this event, we may choose to pay the accreted value of the Convertible Notes in cash or shares of our common stock. The amount that the holders may redeem in the future will depend on, among other factors, the performance of our common stock.


                                       42
--------------------------------------------------------------------------------

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes contractual cash obligations and commitments as of September 30, 2004. We believe that we can meet these obligations and commitments thorough existing liquid assets, continuing cash flows from operations and borrowing capacity under current credit facilities.

(in millions)                                                                 PAYMENTS DUE BY PERIOD
                                                        -------------------------------------------------------------------
                                                                         LESS THAN 1                           MORE THAN 5
CONTRACTUAL OBLIGATIONS AND COMMITMENTS                       TOTAL             YEAR   1-3 YEARS    3-5 YEARS        YEARS
------------------------------------------------------- ------------ ---------------- ----------- ------------ ------------
Non-current debt                                           $1,196.4            $35.0       $72.0       $494.7       $594.7
Operating leases /1                                           271.6             29.9        55.7         47.0        139.0
Purchase obligations /2                                       407.7            119.3       108.7         71.4        108.3
Loan origination commitments                                  242.4            216.4          --           --         26.0
Defined benefit plan obligation /3                             18.6             18.6          --           --           --
Capital contribution commitments /4                             7.3              4.9         2.4           --           --
------------------------------------------------------- ------------ ---------------- ----------- ------------ ------------
TOTAL                                                      $2,144.0           $424.1      $238.8       $613.1       $868.0
------------------------------------------------------- ------------ ---------------- ----------- ------------ ------------


/1 Operating lease obligations are presented net of future receipts on contractual sublease arrangements totaling $44.3 million as of September 30, 2004.
/2 Purchase obligations include contractual amounts that will be due to purchase goods and services to be used in our operations and may be cancelled at earlier times than those indicated under certain conditions that may include termination fees. In particular, under an agreement to outsource management of our data center and distributed server operations that we can terminate any time after July 1, 2006, we estimate that the termination fee payable in July 2006, not including costs associated with assuming equipment leases, would approximate $14.3 million and would decrease each month for the subsequent two years, reaching a payment of approximately $2.2 million in July 2008.
/3 Defined benefit plan obligation relates to our expected contribution to a noncontributory retirement plan and a nonqualified supplemental plan that will be made when the final approval of the noncontributory retirement plan termination is received from the Internal Revenue Service.
/4 Capital contribution commitments relate to our contractual commitments to fund certain of our sponsored investment products.

CONTINGENT OBLIGATIONS

In relation to the auto loan securitization transactions that we have entered into with a number of qualified special purpose entities, we are obligated to cover shortfalls in amounts due to the holders of the notes up to certain levels as specified under the related agreements. As of September 30, 2004, the maximum potential amount of future payments was $23.6 million relating to guarantees made prior to January 1, 2003. In addition, our consolidated balance sheet at September 30, 2004 included a $0.6 million liability to reflect obligations arising from auto securitization transactions subsequent to December 31, 2002.

At September 30, 2004, the banking/finance operating segment had issued financial standby letters of credit totaling $2.5 million on which beneficiaries would be able to draw upon in the event of non-performance by our customers, primarily in relation to lease and lien obligations of these banking customers. These standby letters of credit, issued prior to January 1, 2003, were secured by marketable securities with a fair value of $2.1 million as of September 30, 2004 and commercial real estate.

OFF-BALANCE SHEET ARRANGEMENTS

As discussed  above, we obtain  financing for sales  commissions  that we pay to broker/dealers on Class B and certain Class C shares through LFL, a company established in Ireland to provide DCA financing. We hold a 49% ownership interest in LFL and we account for this ownership interest using the equity method of accounting. Our exposure to loss related to our investment in LFL is limited to the carrying value of our investment and loans, and interest and fees receivable from LFL. At September 30, 2004, those amounts approximated $53.2 million. During fiscal 2004, we recognized a pre-tax charge of approximately $1.8 million for our share of its net loss over this period.


                                       43
--------------------------------------------------------------------------------

As discussed above, our banking/finance operating segment periodically enters into auto loan securitization transactions with qualified special purpose entities, which then issue asset-backed securities to private investors. Our main objective in entering in securitization transactions is to obtain financing for auto loan activities. Securitized loans held by the securitization trusts totaled $768.9 million at September 30, 2004 and $680.7 million at September 30, 2003.

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

Goodwill and Other Intangible Assets

At September 30, 2004 our assets included intangible assets as follows:

(in millions)
                                                             NET CARRYING AMOUNT
--------------------------------------------------------------------------------
Goodwill                                                                $1,381.8
Intangible assets - definite-lived                                         191.7
Intangible assets - indefinite-lived                                       479.8
--------------------------------------------------------------------------------
TOTAL                                                                   $2,053.3
--------------------------------------------------------------------------------

We make significant estimates and assumptions when valuing goodwill and other intangibles in connection with the initial purchase price allocation of an acquired entity, as well as when evaluating impairment of intangibles on an ongoing basis.

Under Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", we are required to test the fair value of goodwill and indefinite-lived intangibles when there is an indication of impairment, or at least once a year. Goodwill impairment is indicated when the carrying amount of a reporting unit exceeds its implied fair value, calculated based on anticipated discounted cash flows. In estimating the fair value of the reporting unit, we use valuation techniques based on discounted cash flows similar to models employed in analyzing the purchase price of an acquisition target.

Intangible assets subject to amortization are reviewed for impairment on the basis of the expected future undiscounted operating cash flows, without interest charges, to be derived from these assets. We review definite-lived intangible assets for impairment when there is an indication of impairment, or at least once a year.

During the quarter ended March 31, 2004, we completed our annual impairment test of goodwill and indefinite-lived and definite-lived intangible assets and we determined that there was no impairment to these assets as of October 1, 2003.

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

INCOME TAXES

As a multinational corporation, we operate in various locations outside the United States. As of September 30, 2004, and based on tax laws in effect as of this date, it is our intention to continue to indefinitely reinvest the undistributed earnings of foreign subsidiaries. As a result, we have not made a provision for U.S. taxes and have not recorded a deferred tax liability on $2.5 billion of cumulative undistributed earnings recorded by


                                       44
--------------------------------------------------------------------------------
foreign subsidiaries as of September 30, 2004. Changes to our policy of reinvesting foreign earnings may have a significant effect on our financial condition and results of operation.

The American Jobs Creation Act of 2004 (the "Act") was signed into law on October 22, 2004. Under a provision of the Act, we may elect to repatriate certain earnings of our foreign-based subsidiaries at a reduced tax rate in either of our fiscal years ending September 30, 2005 or September 30, 2006. We are currently evaluating the effect of this repatriation provision; however, we do not expect to complete this evaluation until after the U.S. Congress or the U.S. Department of the Treasury issue additional guidance regarding this provision. The range of possible amounts we are considering for repatriation is between zero and $1.9 billion and the potential range of income tax associated with amounts subject to the reduced rate is between zero and $117.0 million.

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

We evaluate our investments for other-than-temporary decline in value on a periodic basis. This may exist when the fair value of an investment security has been below the current value for an extended period of time. As most of our investments are carried at fair value, if an other-than-temporary decline in value is determined to exist, the unrealized investment loss recorded net of tax in accumulated other comprehensive income is realized as a charge to net income, in the period in which the other-than-temporary decline in value is determined. In fiscal 2002, we recognized $60.1 million for an other-than-temporary decline in the value of certain investments. We classify securities as trading when it is management's intent at the time of purchase to sell the security within a short period of time. Accordingly, we record unrealized gains and losses on these securities in our consolidated income.

While  we   believe   that  we  have   accurately   estimated   the   amount  of
other-than-temporary decline in value in our portfolio, different assumptions could result in changes to the recorded amounts in our financial statements.

LOSS CONTINGENCIES

We are involved in various lawsuits and claims encountered in the normal course of business. When such a matter arises and periodically thereafter, we consult with our legal counsel and evaluate the merits of the claim based on the facts available at that time. In management's opinion, an adequate accrual has been made as of September 30, 2004 to provide for any probable losses that may arise from these matters. See also "Legal Proceedings" included in Part I, Item 3 of this report and "Risk Factors" below.

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

Evaluating whether related entities are VIEs and determining if we qualify as the primary beneficiary of these VIEs, is highly complex and involves the use of estimates and assumptions. To determine our interest in the expected losses or residual returns of each VIE, we performed an expected cash flow analysis using certain discount rate and volatility assumptions based on available historical information and management's estimates. Based on our analysis, we did not consolidate any VIEs in our financial statements as of September 30, 2004. While we believe that our testing and approach were appropriate, future changes in estimates and assumptions may affect our decision and lead to the consolidation of one or more VIEs in our financial statements.


                                       45
--------------------------------------------------------------------------------

IMPACT OF INFLATION

Our Consolidated Financial Statements and related Notes are presented in historical dollars without considering the effect of inflation. Since a significant portion of our assets are liquid in nature, the potential effect of inflation is mitigated. In addition, the majority of our revenues and related expenses are denominated in U.S. dollars, a currency that has not been significantly affected by the impact of changes in prices in recent years. To the extent that a potential rise in inflation may affect the securities and the consumer lending markets, it may adversely affect our financial position and results of operation in the future.

BANKING/FINANCE GROUP INTEREST INCOME AND MARGIN ANALYSIS

The following table presents the banking/finance operating segment's net interest income and margin for the fiscal years ended September 30, 2004, 2003 and 2002:

                                                2004                           2003                           2002
                                   --------- -------- -------- ------------ -------- -------- ------------ -------- -------
(in millions)                       AVERAGE  INTEREST AVERAGE      AVERAGE  INTEREST AVERAGE      AVERAGE  INTEREST AVERAGE
                                    BALANCE              RATE      BALANCE              RATE      BALANCE              RATE
---------------------------------- --------- -------- -------- ------------ -------- -------- ------------ -------- -------
Federal funds sold and
 securities purchased under
 agreements to resell                 $32.1      $0.3   0.93%        $59.8      $0.9   1.51%        $91.5      $1.4  1.53%

Investment securities, available-
 for-sale                             321.4      11.0   3.42%        421.3      18.2   4.32%        368.7      18.4  4.99%

Loans to banking clients /1           451.3      27.7   6.14%        460.3      30.4   6.60%        490.7      33.5  6.83%
---------------------------------- ---------  -------- ------- ------------  -------- ------- ------------  -------- ------
  Total earning assets               $804.8     $39.0   4.85%       $941.4     $49.5   5.26%       $950.9     $53.3  5.61%

Interest-bearing deposits            $597.5      $4.3   0.72%       $692.8      $6.4   0.92%       $814.2      $9.8  1.20%

Inter-segment debt                     88.2       1.4   1.59%        121.5       2.5   2.06%        150.6       5.4  3.59%

Federal funds purchased and
 securities sold under
 agreements to repurchase              15.6       0.2   1.28%         20.8       0.3   1.44%         19.2       0.4  2.08%
---------------------------------- ---------  -------- ------- ------------  -------- ------- ------------  -------- ------
  Total interest-bearing
     liabilities                     $701.3      $5.9   0.84%       $835.1      $9.2   1.10%       $984.0     $15.6  1.59%
---------------------------------- ---------  -------- ------- ------------  -------- ------- ------------  -------- ------
Net interest income and margin                  $33.1   4.11%                  $40.3   4.28%                  $37.7  3.96%
---------------------------------- ---------  -------- ------- ------------  -------- ------- ------------  -------- ------

/1   Non-accrual loans are included in the average loans receivable balance.


                                       46
--------------------------------------------------------------------------------


QUARTERLY INFORMATION (UNAUDITED)

(in thousands except per share data)

QUARTER                                             FIRST         SECOND         THIRD       FOURTH
---------------------------------------- ------------------ ------------- ------------- ------------
2004
  Operating revenues                             $809,666       $878,995      $867,815      $881,732
  Operating income                               $222,860       $225,210      $240,986      $241,769
  Net income                                     $172,296       $172,791      $173,896      $187,681
  Earnings per share
    Basic                                           $0.70          $0.69         $0.70         $0.75
    Diluted                                         $0.69          $0.68         $0.69         $0.74
  Dividend per share                               $0.085         $0.085        $0.085        $0.085
  Common stock price per share
    High                                           $52.25         $62.10        $57.81        $56.47
    Low                                            $43.39         $52.02        $48.10        $46.85
----------------------------------------------------------------------------------------------------
2003
  Operating revenues                             $606,836       $614,711      $685,949      $724,628
  Operating income                               $139,455       $139,706      $169,375      $199,540
  Net income                                     $109,760       $109,603      $131,388      $152,079
  Earnings per share
    Basic                                           $0.43          $0.43         $0.52         $0.61
    Diluted                                         $0.43          $0.43         $0.52         $0.61
  Dividend per share                               $0.075         $0.075        $0.075        $0.075
  Common stock price per share
    High                                           $37.85         $37.01        $40.85        $46.95
    Low                                            $27.90         $29.99        $32.84        $38.66
----------------------------------------------------------------------------------------------------
2002
  Operating revenues                             $619,211       $627,010      $667,150      $609,488
  Operating income                               $142,865       $148,019      $153,852      $140,766
  Net income                                     $118,519       $119,996      $125,690       $68,518
  Earnings per share
    Basic                                           $0.45          $0.46         $0.48         $0.26
    Diluted                                         $0.45          $0.46         $0.48         $0.26
  Dividend per share                               $0.070         $0.070        $0.070        $0.070
  Common stock price per share
    High                                           $37.85         $44.15        $44.48        $43.15
    Low                                            $30.85         $34.52        $39.45        $29.52
----------------------------------------------------------------------------------------------------

RISK FACTORS

WE FACE STRONG COMPETITION FROM NUMEROUS AND SOMETIMES LARGER COMPANIES. We compete with numerous investment management companies, stock brokerage and investment banking firms, insurance companies, banks, savings and loan associations and other financial institutions. Continuing consolidation in the financial services industry has created stronger competitors with greater financial resources and broader distribution channels than our own. Additionally, competing securities broker/dealers whom we rely upon to distribute our mutual funds also sell their own proprietary funds and investment products, which could limit the distribution of our investment products. To the extent that existing or potential customers, including securities broker/dealers, decide to invest in or distribute the products of our competitors, the sales of our products as well as our market share, revenues and net income could decline.

                                       47
--------------------------------------------------------------------------------

CHANGES IN THE DISTRIBUTION CHANNELS ON WHICH WE DEPEND COULD REDUCE OUR REVENUES AND HINDER OUR GROWTH. We derive nearly all of our fund sales through broker/dealers and other similar investment advisers. Increasing competition for these distribution channels and recent regulatory initiatives, have caused our distribution costs to rise and could cause further increases in the future. Higher distribution costs lower our net revenues and earnings. Additionally, if one of the major financial advisers who distribute our products were to cease their operations, it could have a significant adverse impact on our revenues and earnings. Moreover, our failure to maintain strong business relationships with these advisers would impair our ability to distribute and sell our products, which would have a negative effect on our level of assets under management, related revenues and overall business and financial condition.

WE HAVE BECOME SUBJECT TO AN INCREASED RISK OF VOLATILITY OF THE ASSETS WE MANAGE CAUSED BY CHANGES IN THE FINANCIAL AND EQUITY MARKETS. We have become subject to an increased risk of asset volatility from changes in the domestic and global financial and equity markets due to the continuing threat of terrorism. Declines in these markets have caused in the past, and would cause in the future, a decline in our revenue and income.

THE LEVELS OF OUR ASSETS UNDER MANAGEMENT, WHICH IMPACT REVENUES, ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS. Global economic conditions, changes in the equity market place, interest rates, inflation rates, the yield curve and other factors that are difficult to predict affect the mix, market values and levels of our assets under management. Changing market conditions may cause a shift in our asset mix towards fixed-income products and a related decline in our revenue and income, since we generally derive higher fee revenues and income from equity assets than from fixed-income products we manage. Similarly, our securitized consumer receivables business is subject to marketplace fluctuation, including economic and credit market downturns.

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

OUR INABILITY TO MEET CASH NEEDS COULD HAVE A NEGATIVE EFFECT ON OUR FINANCIAL CONDITION AND BUSINESS OPERATIONS. Our ability to meet anticipated cash needs depends upon factors including our asset value, our creditworthiness as perceived by lenders and the market value of our stock. Similarly, our ability to securitize and hedge future loan portfolios and credit card receivables, and to obtain continued financing for certain Class C shares, is also subject to the market's perception of those assets, finance rates offered by competitors, and the general market for private debt. If we are unable to obtain these funds and financing, we may be forced to incur unanticipated costs or revise our business plans.

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

                                       48
--------------------------------------------------------------------------------

WE ARE SUBJECT TO FEDERAL RESERVE BOARD REGULATION. Upon completion of our acquisition of Fiduciary Trust in April 2001, we became a bank holding company and a financial holding company subject to the supervision and regulation of the Federal Reserve Board (the "FRB"). We are subject to the restrictions, limitations, or prohibitions of the Bank Holding Company Act of 1956 and the Gramm-Leach-Bliley Act. The FRB may impose additional limitations or restrictions on our activities, including if the FRB believes that we do not have the appropriate financial and managerial resources to commence or conduct an activity or make an acquisition.

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

GOVERNMENTAL INVESTIGATIONS, SETTLEMENTS OF SUCH INVESTIGATIONS, ONGOING AND PROPOSED GOVERNMENTAL ACTIONS, AND REGULATORY EXAMINATIONS OF THE COMPANY AND ITS BUSINESS ACTIVITIES AS WELL AS CIVIL LITIGATION ARISING OUT OF OR RELATED TO SUCH MATTERS COULD ADVERSELY IMPACT OUR ASSETS UNDER MANAGEMENT, INCREASE COSTS AND NEGATIVELY IMPACT THE PROFITABILITY OF THE COMPANY AND FUTURE FINANCIAL RESULTS. As part of various investigations by the Securities and Exchange Commission ("SEC"), the U.S. Attorney for the Northern District of California, the New York Attorney General, the California Attorney General, the U.S. Attorney for the District of Massachusetts, the Securities Division of the Office of the Secretary of the Commonwealth of Massachusetts, the Florida Department of Financial Services and the Commissioner of Securities, the West Virginia Attorney General, the Vermont Department of Banking, Insurance, Securities, and Health Care Administration and the National Association of Securities Dealers, Inc. ("NASD"), relating to certain practices in the mutual fund industry, including late trading, market timing and marketing support payments to securities dealers who sell fund shares, Franklin Resources, Inc. and certain of its subsidiaries (as used in this section, together, the "Company"), as well as certain current or former executives and employees of the Company, received requests for information and/or subpoenas to testify or produce documents. The Company and its current employees provided documents and information in response to these requests and subpoenas. In addition, the Company responded, and in one instance is currently responding, to requests for similar kinds of information from regulatory authorities in some of the foreign countries where the Company conducts its global asset management business.

Franklin Templeton Investments Corp. ("FTIC"), a Company subsidiary and the investment manager of Franklin Templeton's Canadian mutual Funds, has been cooperating with and responding to requests for information from the Ontario Securities Commission (the "OSC") relating to the OSC's review of frequent trading practices within the Canadian mutual fund industry. On December 10, 2004, FTIC received a letter indicating that the staff of the OSC is contemplating enforcement proceedings against FTIC before the OSC. In its letter, the OSC staff expressed the view that, over the period of February 1999 to February 2003, there were certain accounts that engaged in a frequent trading market timing strategy in certain funds being managed by FTIC. The letter also gave FTIC the opportunity to respond to the issues raised in the letter and to provide the OSC staff with additional information relevant to these matters. The Company expects to enter into discussions with the OSC staff in an effort to resolve the issues raised in the OSC's review. The Company cannot predict the likelihood of whether those discussions will result in a settlement, or the terms of any such settlement.

On December 9, 2004, the staff of the NASD informed the Company that it has made a preliminary determination to recommend a disciplinary proceeding against Franklin/Templeton Distributors, Inc. ("FTDI"), alleging that FTDI violated certain NASD rules by the use of directed brokerage commissions to pay for sales and marketing support. FTDI has also received a separate letter from the NASD staff advising FTDI of the NASD staff's preliminary determination to recommend a disciplinary proceeding against FTDI alleging violation of certain NASD rules relating to FTDI's Top Producers program. The Company believes that any such charges are unwarranted.

On August 2, 2004, Franklin Resources, Inc. announced that its subsidiary, Franklin Advisers, Inc. ("Franklin Advisers") reached an agreement with the SEC that resolved the issues resulting from the previously disclosed SEC investigation into market timing activity. In connection with that agreement, the SEC issued an "Order instituting administrative and cease-and-desist proceedings pursuant to sections 203(e) and 203(k) of the Investment Advisers Act of 1940 and sections 9(b) and 9(f) of the Investment Company Act of 1940, making findings and imposing remedial sanctions and a cease and desist order" (the "Order"). The SEC's Order


                                       49
--------------------------------------------------------------------------------
concerned the activities of a limited number of third parties that ended in 2000 and those that were the subject of the first Massachusetts administrative complaint described below.

Under the terms of the SEC's Order, pursuant to which Franklin Advisers neither admitted nor denied any of the findings contained therein, Franklin Advisers agreed to pay $50 million to be distributed to shareholders of certain of the Franklin Templeton mutual funds ("Funds"), of which $20 million was a civil penalty. The settlement was provided for as part of a charge of $60 million ($45.6 million, net of taxes) recorded in the fiscal quarter ended March 31, 2004. This charge represented the Company's estimate of the anticipated settlement and related legal and distribution costs.

The Order required Franklin Advisers to, among other things:

     * Enhance and periodically review compliance policies and procedures, and establish a corporate ombudsman;
     * Establish a new internal position whose responsibilities shall include compliance matters related to conflicts of interests; and
     * Retain an Independent Distribution Consultant to develop a plan to distribute the $50 million settlement to Fund shareholders.

The Order further provided that in any related investor actions, Franklin Advisers would not benefit from any offset or reduction of any investor's claim by the amount of any distribution from the above-described $50 million to such investor that is proportionately attributable to the civil penalty paid by Franklin Advisers.

On September  20,  2004,  Franklin  Resources,  Inc.  announced  that two of its subsidiaries, Franklin Advisers, Inc. and Franklin Templeton Alternative Strategies, Inc. ("FTAS"), reached an agreement with the Securities Division of the Office of the Secretary of the Commonwealth of Massachusetts (the "State of Massachusetts") related to the previously-disclosed administrative complaint filed on February 4, 2004. The administrative complaint concerned one instance of market timing that was also a subject of the August 2, 2004 settlement that Franklin Advisers reached with the SEC, as described above.

Under the terms of the settlement consent order issued by the State of Massachusetts, Franklin Advisers and FTAS consented to the entry of a cease and desist order and agreed to pay a $5 million administrative fine to the State of Massachusetts (the "Massachusetts Consent Order"). Franklin Resources, Inc. recorded this expense in the quarter ended September 30, 2004. The Massachusetts Consent Order included two different sections: "Statements of Fact" and "Violations of Massachusetts Securities Laws." Franklin Advisers and FTAS admitted the facts in the Statements of Fact.

On October 25, 2004, the State of Massachusetts filed a second administrative complaint, alleging that Franklin Resources, Inc.'s Form 8-K filing (in which it described the Massachusetts Consent Order and stated that "Franklin did not admit or deny engaging in any wrongdoing") failed to state that Franklin Advisers and FTAS admitted the Statements of Fact portion of the Massachusetts Consent Order (the "Second Complaint"). Franklin Resources, Inc. reached a second agreement with the State of Massachusetts on November 19, 2004, resolving the Second Complaint. As a result of the November 19, 2004 settlement, Franklin Resources, Inc. filed a new Form 8-K. The terms of the original settlement did not change and there was no monetary fine associated with this second settlement.

On November 17, 2004, Franklin Resources, Inc. announced that FTDI reached an agreement with the CAGO, resolving the issues resulting from the CAGO's investigation concerning sales and marketing support payments. The Company believes that the settlement of the CAGO matter is in the best interest of the Company and its Fund shareholders. Under the terms of the settlement, FTDI neither admitted nor denied the allegations in the CAGO's complaint and agreed to pay $2 million as a civil penalty, $14 million to Franklin Templeton funds and $2 million to the CAGO for its investigative costs.

As a result of the CAGO settlement, the results for the quarter and fiscal year ended September 30, 2004 announced on October 28, 2004 were adjusted to include an additional charge to income of $18.5 million ($12.2 million, net of tax). This adjustment was made in accordance with generally accepted accounting principles in the United States, which require the Company to update estimates when additional information becomes available after the end of the reporting period but prior to the issuance of the financial statements with respect to loss contingencies that existed as of the date of the financial statements.

                                       50
--------------------------------------------------------------------------------

On December 13, 2004, Franklin Resources, Inc. announced that its subsidiaries FTDI and Franklin Advisers reached an agreement with the SEC, resolving the issues resulting from the SEC's investigation concerning marketing support payments to securities dealers who sell Fund shares. In connection with that agreement, the SEC issued an "Order Instituting Administrative and
Cease-and-Desist Proceedings, Making Findings, and Imposing Remedial Sanctions Pursuant to Section 203(e) and 203(k) of the Investment Advisers Act of 1940, Sections 9(b) and 9(f) of the Investment Company Act of 1940, and Section 15(b) of the Securities Exchange Act of 1934 (the "Order").

The Company believes that the settlement of this matter is in the best interest of the Company and its Fund shareholders. Under the terms of the Order, in which FTDI and Franklin Advisers neither admitted nor denied the findings contained therein, they agreed to pay the Funds a penalty of $20 million and $1 in disgorgement. FTDI and Franklin Advisers also agreed to implement certain measures and undertakings relating to marketing support payments to broker-dealers for the promotion or sale of Fund shares, including making additional disclosures in the Funds' Prospectuses and Statements of Additional Information. The Order further requires the appointment of an independent distribution consultant, at the Company's expense, who shall develop a plan for the distribution of the penalty and disgorgement to the Funds. A charge of $21.5 million ($17.3 million, net of taxes) was recorded by the Company in its fiscal quarter ended June 30, 2004 related to this matter.

INTERNAL INQUIRIES. The Company also conducted its own internal fact-finding inquiry with the assistance of outside counsel to determine whether any Fund shareholders, including Company employees, were permitted to engage in late trading or in market timing transactions contrary to the policies of the affected Fund and, if so, the circumstances and persons involved. The Company's internal inquiry regarding market timing and late trading is complete. We did not find any late trading, though we identified various instances of frequent trading. One officer of a subsidiary of Franklin Resources, Inc. was placed on administrative leave and subsequently resigned from his position with the Company in December 2003.

We found no instances of inappropriate mutual fund trading by any portfolio manager, investment analyst or officer of Franklin Resources, Inc. As previously disclosed, the Company identified some instances of frequent trading in shares of certain Funds by a few current or former employees in their personal 401(k) plan accounts. These individuals included one trader and one officer of the Funds. Pending our further inquiry, these two individuals were placed on administrative leave and the officer resigned from his positions with the Funds. The independent directors of the Funds and the Company also retained independent outside counsel to review these matters and to report their findings and recommendations. Based on independent counsel's findings and recommendations, the Company reinstated the trader. The independent counsel concluded that some instances of the former Fund officer's trading violated Company policy, and the Company was prepared to institute appropriate disciplinary action. Subsequently, the former Fund officer resigned from his employment with the Company. The Company does not believe there were any losses to the Funds as a result of this trading.

CLASS ACTION AND OTHER LAWSUITS. The Company has been named in shareholder class and other actions related to some of the matters described above. See "Legal Proceedings" included in Part I, Item 3 of this report. Management believes that the claims made in the lawsuits are without merit and intends to vigorously defend against them. It is possible that the Company may be named in additional similar civil actions related to some of the matters described above.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the normal course of business, our financial position is subject to market risk: the potential loss due to changes in the value of investments including those resulting from adverse changes in interest rates, foreign exchange and/or equity prices. Management is responsible for managing this risk. Our Enterprise Risk Management Committee is responsible for providing a framework to assist management to identify, assess and manage market and other risks.


                                       51
--------------------------------------------------------------------------------

Our banking/finance operating segment is exposed to interest rate fluctuations on its loans receivable, debt securities held, and deposit liabilities. In our banking/finance operating segment, we monitor the net interest rate margin and the average maturity of interest earning assets, as well as funding sources. In addition, as of September 30, 2004, we have considered the potential impact of the effect on the banking/finance operating segment balances, individually and collectively, of a 100 basis point (1%) movement in market interest rates. Based on our analysis, we do not expect that this change would have a material impact on our operating revenues or results of operations in either scenario.

Our investment management operating segment is exposed to changes in interest rates through its investment in debt securities and its outstanding debt. We minimize the impact of interest rate fluctuations related to our investments in debt securities by managing the maturities of these securities, and through diversification. Our exposure to interest rate changes related to our debt issuances is not material since a significant percentage of our outstanding debt is at fixed interest rates.

We are subject to foreign exchange risk through our foreign operations. We operate primarily in the United States, but also provide services and earn revenues in Canada, the Bahamas, Europe, Asia, South America, Africa and Australia. Our exposure to foreign exchange risk is minimized since a significant portion of these revenues and associated expenses are denominated in U.S. dollars. This situation may change in the future as our business continues to grow outside the United States.

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


                                       52
--------------------------------------------------------------------------------

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index of Consolidated Financial Statements for the years ended September 30, 2004, 2003, and 2002.

CONTENTS                                                                                        PAGE

Consolidated Financial Statements of Franklin Resources, Inc.:

Consolidated Statements of Income
  for the years ended September 30, 2004, 2003, and 2002                                        54

Consolidated Balance Sheets
  as of the years ended September 30, 2004 and 2003                                             56

Consolidated Statements of Stockholders' Equity and Comprehensive Income
  as of and for the years ended September 30, 2004, 2003, and 2002                              58

Consolidated Statements of Cash Flows
  for the years ended September 30, 2004, 2003, and 2002                                        60

Notes to Consolidated Financial Statements                                                      62

Report of Independent Registered Public Accounting Firm                                         93

All schedules have been omitted as the information is provided in the financial statements or in related notes thereto or is not required to be filed as the information is not applicable.


                                       53
--------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

FOR THE YEARS ENDED SEPTEMBER 30,                                   2004         2003        2002
----------------------------------------------------------------------------------------------------
OPERATING REVENUES
  Investment management fees                                  $1,970,628   $1,487,331  $1,462,655
  Underwriting and distribution fees                           1,150,922      852,350     797,023
  Shareholder servicing fees                                     244,063      217,225     191,302
  Consolidated sponsored investment products income, net           3,519           93          --
  Other, net                                                      69,076       75,125      71,878
----------------------------------------------------------------------------------------------------
  Total operating revenues                                     3,438,208    2,632,124   2,522,858

OPERATING EXPENSES
  Underwriting and distribution                                1,035,111      768,519     720,560
  Compensation and benefits                                      769,438      649,882     645,104
  Information systems, technology and occupancy                  273,540      285,329     294,161
  Advertising and promotion                                      112,017       92,399     106,877
  Amortization of deferred sales commissions                      98,893       73,501      67,608
  Amortization of intangible assets                               17,604       16,961      17,107
  Provision for governmental investigations, proceedings and
    actions                                                      105,000           --          --
  September 11, 2001 recovery, net                               (30,277)      (4,401)         --
  Other                                                          126,057      101,858      85,939
----------------------------------------------------------------------------------------------------
  Total operating expenses                                     2,507,383    1,984,048   1,937,356
  Operating income                                               930,825      648,076     585,502

OTHER INCOME (EXPENSES)
  Consolidated sponsored investment products gains, net            3,393        1,645          --
  Investment and other income                                     90,306       70,392       5,075
  Interest expense                                               (30,658)     (19,910)    (12,302)
----------------------------------------------------------------------------------------------------
  Other income (expenses), net                                    63,041       52,127      (7,227)

  Income before taxes on income and cumulative effect of
    an accounting change                                         993,866      700,203     578,275

  Taxes on income                                                291,981      197,373     145,552
----------------------------------------------------------------------------------------------------
  Income before cumulative effect of an accounting change,
    net of tax                                                   701,885      502,830     432,723
  Cumulative effect of an accounting change, net of tax            4,779           --          --
----------------------------------------------------------------------------------------------------
  NET INCOME                                                    $706,664     $502,830    $432,723
----------------------------------------------------------------------------------------------------
                                                                       [Table continued on next page]

         See accompanying notes to the consolidated financial statements

                                       54
--------------------------------------------------------------------------------

                                                                 [Table continued from previous page]
CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)
FOR THE YEARS ENDED SEPTEMBER 30,                                   2004         2003        2002
----------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
  Income before cumulative effect of an accounting change          $2.82        $1.98       $1.66

  Cumulative effect of an accounting change                         0.02           --          --
----------------------------------------------------------------------------------------------------
  NET INCOME                                                       $2.84        $1.98       $1.66
----------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE
  Income before cumulative effect of an accounting change          $2.78        $1.97       $1.65

  Cumulative effect of an accounting change                         0.02           --          --
----------------------------------------------------------------------------------------------------
  NET INCOME                                                       $2.80        $1.97       $1.65
----------------------------------------------------------------------------------------------------
DIVIDENDS PER SHARE                                                $0.34        $0.30       $0.28
----------------------------------------------------------------------------------------------------

        See accompanying notes to the consolidated financial statements.


                                       55
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS

(in thousands)
AS OF THE YEARS ENDED SEPTEMBER 30,                                              2004        2003
----------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                $2,814,184  $1,017,023
  Receivables                                                                 406,247     338,292
  Investment securities, trading                                              257,329      41,379
  Investment securities, available-for-sale                                   432,665   1,480,554
  Deferred taxes and other                                                    133,787      91,579
----------------------------------------------------------------------------------------------------
  Total current assets                                                      4,044,212   2,968,827

BANKING/FINANCE ASSETS
  Cash and cash equivalents                                                   103,004      36,672
  Loans held for sale                                                          82,481       3,006
  Loans receivable, net                                                       334,676     467,666
  Investment securities, available-for-sale                                   265,870     358,387
  Other                                                                        39,813      52,694
----------------------------------------------------------------------------------------------------
  Total banking/finance assets                                                825,844     918,425

NON-CURRENT ASSETS
  Investments, other                                                          388,819     280,356
  Deferred sales commissions                                                  299,069     215,816
  Property and equipment, net                                                 470,578     356,772
  Goodwill                                                                  1,381,757   1,335,517
  Other intangible assets, net                                                671,500     684,281
  Receivable from banking/finance group                                        37,784     102,864
  Other                                                                       108,572     107,891
----------------------------------------------------------------------------------------------------
  Total non-current assets                                                  3,358,079   3,083,497
----------------------------------------------------------------------------------------------------
  TOTAL ASSETS                                                             $8,228,135  $6,970,749
----------------------------------------------------------------------------------------------------

        See accompanying notes to the consolidated financial statements.


                                       56
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS

(in thousands)
AS OF THE YEARS ENDED SEPTEMBER 30,                                                 2004        2003
-------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Compensation and benefits                                                     $284,483    $225,446
  Commercial paper and current maturities of long-term debt                      170,000         287
  Accounts payable and accrued expenses                                          249,789     112,630
  Commissions                                                                    128,341      95,560
  Income taxes                                                                    76,862      43,500
  Other                                                                           11,640      11,103
-------------------------------------------------------------------------------------------------------
  Total current liabilities                                                      921,115     488,526

BANKING/FINANCE LIABILITIES
  Deposits                                                                       555,746     633,983
  Payable to parent                                                               37,784     102,864
  Other                                                                           65,187      65,133
-------------------------------------------------------------------------------------------------------
  Total banking/finance liabilities                                              658,717     801,980

NON-CURRENT LIABILITIES
  Long-term debt                                                               1,196,409   1,108,881
  Deferred taxes                                                                 236,126     203,498
  Other                                                                           32,895      32,412
-------------------------------------------------------------------------------------------------------
  Total non-current liabilities                                                1,465,430   1,344,791
-------------------------------------------------------------------------------------------------------
  Total liabilities                                                            3,045,262   2,635,297

MINORITY INTEREST                                                                 76,089      25,344

COMMITMENTS AND CONTINGENCIES (NOTE 13)

STOCKHOLDERS' EQUITY

  Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued          --          --

  Common stock, $0.10 par value, 500,000,000 shares authorized; 249,680,498
    and 245,931,522 shares issued and outstanding, for 2004 and 2003              24,968      24,593

  Capital in excess of par value                                                 255,137     108,024

  Retained earnings                                                            4,751,504   4,129,644

  Accumulated other comprehensive income                                          75,175      47,847
-------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                   5,106,784   4,310,108
-------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $8,228,135  $6,970,749
----------------------------------------------------------------------------------------------------

        See accompanying notes to the consolidated financial statements.


                                       57
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(IN THOUSANDS)

                                                                                SHARES                                   CAPITAL IN
AS OF AND FOR THE YEARS ENDED SEPTEMBER 30, 2004, 2003, AND 2002          COMMON STOCK         COMMON STOCK     EXCESS OF PAR VALUE
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, OCTOBER 1, 2001                                                       260,798              $26,080                $657,878
Net income
Other comprehensive income
 Net unrealized loss on investments
 Currency translation adjustments
 Minimum pension liability adjustment
Total comprehensive income
Purchase of stock                                                               (3,929)                (393)               (124,538)
Cash dividends on common stock
Issuance of restricted shares, net                                                 842                   84                  27,469
Employee stock plan (ESIP) shares                                                  436                   44                  14,323
Proceeds from issuance of put options                                                                                         6,954
Exercise of options and other                                                      408                   41                  16,110
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2002                                                    258,555               25,856                 598,196
------------------------------------------------------------------------------------------------------------------------------------
Net income
Other comprehensive income
 Net unrealized gains on investments
 Currency translation adjustments
 Minimum pension liability adjustment
Total comprehensive income
Purchase of stock                                                              (15,275)              (1,528)               (574,153)
Cash dividends on common stock
Issuance of restricted shares, net                                                 913                   91                  28,282
Employee stock plan (ESIP) shares                                                  524                   52                  16,785
Net put option premiums and settlements                                                                                       1,335
Reclassification of put options to liability                                                                                 (7,289)
Exercise of options and other                                                    1,215                  122                  44,868
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2003                                                    245,932               24,593                 108,024
Net income
Other comprehensive income
 Net unrealized gains on investments
 Currency translation adjustments
 Minimum pension liability adjustment
Total comprehensive income
Purchase of stock                                                              (1,347)                 (134)                (67,458)
Cash dividends on common stock
Issuance of restricted shares, net                                               1,004                  100                  45,725
Employee stock plan (ESIP) shares                                                  594                   59                  21,710
Tax benefit from employee stock plans                                                                                        18,567
Exercise of options                                                              3,497                  350                 128,569
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2004                                                    249,680              $24,968                $255,137
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      [Table continued on next page]

        See accompanying notes to the consolidated financial statements.


                                       58
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                                                                    [Table continued from previous page]
(IN THOUSANDS)
                                                                  ACCUMULATED OTHER              TOTAL             TOTAL
AS OF AND FOR THE YEARS ENDED SEPTEMBER 30,           RETAINED        COMPREHENSIVE      STOCKHOLDERS'     COMPREHENSIVE
2004, 2003, AND 2002                                  EARNINGS        INCOME (LOSS)             EQUITY            INCOME
------------------------------------------------ --------------- -------------------- ------------------ -----------------
BALANCE, OCTOBER 1, 2001                            $3,342,979             $(49,041)        $3,977,896
Net income                                             432,723                                 432,723          $432,723
Other comprehensive income
   Net unrealized loss on investments                                        (4,084)            (4,084)          (4,084)
 Currency translation adjustments                                              (837)              (837)            (837)
 Minimum pension liability adjustment                                        (5,780)            (5,780)          (5,780)
                                                                                                               ---------
Total comprehensive income                                                                                      $422,022
Purchase of stock                                                                             (124,931)
Cash dividends on common stock                         (73,066)                                (73,066)
Issuance of restricted shares, net                                                              27,553
Employee stock plan (ESIP) shares                                                               14,367
Proceeds from issuance of put options                                                            6,954
Exercise of options and other                                                                   16,151
------------------------------------------------ --------------- -------------------- ------------------ -----------------
BALANCE, SEPTEMBER 30, 2002                          3,702,636              (59,742)         4,266,946
------------------------------------------------ --------------- -------------------- ------------------ -----------------
Net income                                             502,830                                 502,830          $502,830
Other comprehensive income
   Net unrealized gain on investments                                        72,222             72,222            72,222
   Currency translation adjustments                                          30,727             30,727            30,727
   Minimum pension liability adjustment                                       4,640              4,640             4,640
                                                                                                                --------
Total comprehensive income                                                                                      $610,419
Purchase of stock                                                                             (575,681)
Cash dividends on common stock                         (75,822)                                (75,822)
Issuance of restricted shares, net                                                              28,373
Employee stock plan (ESIP) shares                                                               16,837
Net put option premiums and settlements                                                          1,335
Reclassification of put options to liability                                                    (7,289)
Exercise of options and other                                                                   44,990
------------------------------------------------ --------------- -------------------- ------------------ -----------------
BALANCE, SEPTEMBER 30, 2003                          4,129,644               47,847          4,310,108
------------------------------------------------ --------------- -------------------- ------------------ -----------------
Net income                                             706,664                                 706,664          $706,664
Other comprehensive income
   Net unrealized gains on investments                                        9,292              9,292             9,292
   Currency translation adjustments                                          16,895             16,895            16,895
   Minimum pension liability adjustment                                       1,141              1,141             1,141
                                                                                                                --------
Total comprehensive income                                                                                      $733,992
Purchase of stock                                                                              (67,592)
Cash dividends on common stock                         (84,804)                                (84,804)
Issuance of restricted shares, net                                                              45,825
Employee stock plan (ESIP) shares                                                               21,769
Tax benefit from employee stock plans                                                           18,567
Exercise of options                                                                            128,919
------------------------------------------------ --------------- -------------------- ------------------ -----------------
BALANCE, SEPTEMBER 30, 2004                         $4,751,504              $75,175         $5,106,784
------------------------------------------------ --------------- -------------------- ------------------ -----------------

        See accompanying notes to the consolidated financial statements.


                                       59
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

FOR THE YEARS ENDED SEPTEMBER 30,                                                 2004             2003            2002
--------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                    $706,664         $502,830        $432,723
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES
(Increase) decrease in receivables, prepaid expenses and other                 (69,836)         (49,205)         66,266
Net advances of deferred sales commissions                                    (182,146)        (158,942)       (102,092)
Increase (decrease) in other current liabilities                                59,969           50,643          (4,705)
Provision for governmental investigations, proceedings and
  actions                                                                       92,814               --              --
Increase (decrease) in deferred income taxes and taxes payable                  49,150          (20,894)         72,025
Increase (decrease) in commissions payable                                      32,781           14,526          (2,485)
Increase in accrued compensation and benefits                                  110,555           30,367          26,655
Originations of loans held for sale                                            (79,478)              --              --
Net proceeds from securitization of loans held for sale                        294,996               --              --
Net change in trading securities                                              (215,950)          (4,677)             --
Equity in net income of affiliated companies                                   (20,605)          (6,934)         (1,567)
Depreciation and amortization                                                  183,437          177,420         183,121
(Gains) losses on asset disposal, net and other                                (18,993)           1,280           5,224
Other-than-temporary decline in investments value                                   --               --          60,068
--------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                      943,358          536,414         735,233
Purchase of investments                                                     (2,346,070)      (2,332,937)     (1,501,253)
Liquidation of investments                                                   3,407,267        1,977,077       1,284,557
Purchase of banking/finance investments                                         (2,882)        (275,407)       (273,099)
Liquidation of banking/finance investments                                      97,542          439,264         209,678
Net proceeds from securitization of loans receivable                           179,965          442,961         558,082
Net origination of loans receivable                                           (337,114)        (471,234)       (426,386)
Additions of property and equipment                                            (25,933)         (52,653)        (53,062)
Proceeds from sale of property and equipment                                     4,677            2,494           9,569
Acquisitions of subsidiaries, net of cash acquired                             (68,255)              --         (51,779)
Insurance proceeds related to September 11, 2001 event                          32,487           10,643          28,562
--------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                            941,684         (259,792)       (215,131)
(Decrease) increase in bank deposits                                           (78,236)         (99,588)          9,963
Exercise of common stock options                                               128,919           45,435          17,047
Net put option premiums and settlements                                             --            1,335           6,059
Dividends paid on common stock                                                 (82,006)         (75,441)        (71,778)
Purchase of stock                                                              (67,593)        (575,681)       (124,931)
Increase in debt                                                               277,281          523,627         103,794
Payments on debt                                                              (199,914)         (23,218)        (75,859)
--------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                          (21,549)        (203,531)       (135,705)
Increase (decrease) in cash and cash equivalents                             1,863,493           73,091         384,397
Cash and cash equivalents, beginning of year                                 1,053,695          980,604         596,207
--------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                      $2,917,188       $1,053,695        $980,604
--------------------------------------------------------------------------------------------------------------------------
                                                                                           [Table continued on next page]

        See accompanying notes to the consolidated financial statements.


                                       60
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                      [Table continued from previous page]
(in thousands)

FOR THE YEARS ENDED SEPTEMBER 30,                                                 2004             2003            2002
--------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:

   Interest, including banking/finance group interest except inter-
     segment interest                                                          $35,347          $19,260         $16,746

   Income taxes                                                                238,730          142,799         125,083

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION

Value of common stock issued, primarily restricted stock                       $53,883          $28,465         $28,009

Total assets related to the consolidation of certain sponsored investment products and a lessor trust, net of deconsolidated
  assets                                                                       168,486           45,492              --

Total liabilities related to the consolidation of certain sponsored investment products and a lessor trust, net of deconsolidated
  liabilities                                                                  141,886            1,556              --

Fair value of subsidiary assets acquired                                        37,690               --              --

Fair value of subsidiary liabilities assumed                                     6,345               --              --
--------------------------------------------------------------------------------------------------------------------------

        See accompanying notes to the consolidated financial statements.


                                       61
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

We derive the majority of our revenues and net income from providing investment management, administration, distribution and related services to the Franklin, Templeton, Mutual Series, Bissett, Fiduciary Trust and Darby Overseas funds, institutional, high net-worth and other investment products, collectively called our sponsored investment products. Services to our sponsored investment products are provided under contracts that set forth the level and nature of the fees to be charged for these services. The majority of our revenues relate to mutual fund products that are subject to contracts that are periodically reviewed and approved by each mutual fund's Board of Directors/Trustees and/or its shareholders. Currently, no single sponsored investment product's revenues represent more than 10% of total revenues.

BASIS OF PRESENTATION. The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America, which require us to estimate certain amounts. Actual amounts may differ from these estimates. Certain comparative amounts for prior years have been reclassified to conform to the fiscal 2004 financial statement presentation.

The consolidated financial statements include the accounts of Franklin Resources, Inc. and its subsidiaries ("Franklin Templeton Investments"). All material inter-company accounts and transactions have been eliminated except that we have not eliminated the receivable from banking/finance group and payable to parent from our Consolidated Balance Sheets which represent balances outstanding related to the funding of banking activities, including auto and credit card loan financing. In addition, the related inter-company interest expense is included in other, net revenue and the inter-company interest income is included in investment and other income in our Consolidated Statements of Income (see Note 20). This treatment provides additional information on funding sources available to the banking/finance group and on its operations.

CASH AND CASH EQUIVALENTS include cash on hand, demand deposits with banks, debt instruments with maturities of three months or less at the purchase date and other highly liquid investments, including money market funds, which are readily convertible into cash.

INVESTMENT SECURITIES, TRADING are carried at fair value based on the last reported net asset value with changes in fair value recognized in our consolidated net income. Trading securities include investments held by majority-owned sponsored investment products that are consolidated in our financial statements.

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

DERIVATIVES. Generally, we do not hold or issue derivative financial instruments for trading purposes. Periodically, we enter into interest-rate swap agreements to reduce variable interest-rate exposure with respect to our commercial paper, designated as cash flow hedges, and to hedge exposures or modify the interest rate characteristics of fixed-rate borrowings with maturities in excess of one year, designated as fair value hedges. As of September 30, 2004, we held interest rate swaps with a total notional amount of $51.7 million and these were reported at their fair value of $1.4 million.

We periodically enter into spot and forward currency contracts as principal to facilitate client transactions and, on limited occasions, hold currency options for our own account. It is our policy that substantially all forward contracts be covered no later than the close of business each day. Gains or losses on these contracts are reflected in the Consolidated Statements of Income. The gross fair market value of all contracts outstanding that had a positive fair market value represents a credit exposure to the extent that counterparties fail to settle

                                       62
--------------------------------------------------------------------------------
their contractual obligations. This risk is mitigated by the use of master netting agreements, careful evaluation of counterparty credit standings, diversification and limits. Credit exposure was not significant at September 30, 2004.

From time to time, we sell put options giving the purchaser the right to sell shares of our common stock to us at a specified price upon exercise of the options on the designated expiration dates if certain conditions are met. The likelihood that we will have to purchase our stock and the purchase price is contingent on the market value of our stock when the put option contract becomes exercisable. These put options are carried at fair value with changes in fair value recognized in our consolidated net income. At September 30, 2004, there were no put options outstanding.

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

ALLOWANCE FOR LOAN LOSSES. An allowance for probable loan losses on our consumer loan portfolio is maintained at a level sufficient to absorb probable losses inherent in the loan portfolio. Probable losses are estimated for the consumer loan portfolio based on contractual delinquency status and historical loss experience. The allowance on our consumer portfolio is based on aggregated portfolio segment evaluations, generally by loan type, and reflects our judgment of portfolio risk factors such as economic conditions, bankruptcy trends, product mix, geographic concentrations and other similar items. A loan is charged to the allowance for probable loan losses when it is deemed to be uncollectible, taking into consideration the value of the collateral, the financial condition of the borrower and other factors. Recoveries on loans previously charged-off as uncollectible are credited to the allowance for probable loan losses. Beginning in fiscal 2004, the allowance for probable loan losses on our auto loan portfolio no longer includes a portion of acquisition discounts from our purchase of automobile installment loan contracts, commonly referred to as dealer holdbacks.

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

INVESTMENTS, OTHER include investments that we intend to hold for a period in excess of one year at the time of purchase.

Investments are accounted for using the equity method of accounting if we are able to exercise significant influence, but not control, over the investee. Significant influence is generally considered to exist when an ownership interest in the voting stock of the investee is between 20% and 50%, although other factors, such as representation on the investee's board of directors and the impact of commercial arrangements, are also considered in determining whether the equity method of accounting is appropriate. Lower thresholds are used for our investments in limited partnerships and limited liability companies in determining whether we are able to exercise significant influence.

Entities in which we hold in excess of 50% ownership interest are consolidated in our financial statements. We are also required to consolidate variable interest entities in relation to which we are the primary beneficiary as defined in FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (revised December 2003) (see Note 2).

Generally, long-term investments, such as debt instruments, are carried at fair value in accordance with our treatment of investment securities, available-for-sale if we are unable to exercise significant influence over the investee. These include collateralized debt obligations ("CDOs"), which are valued based on cash flow


                                       63
--------------------------------------------------------------------------------
projections. Investments are accounted for under the cost method if we are not able to exercise significant influence over the investee and are not exchange-traded.

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

DEFERRED SALES COMMISSIONS. Sales commissions paid to broker/dealers and other investment advisers in connection with the sale of shares of our mutual funds sold without a front-end sales charge are capitalized and amortized over periods not exceeding eight years - the periods in which we estimate that they will be recovered from distribution plan payments or from contingent deferred sales charges.

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

GOODWILL AND OTHER INTANGIBLE ASSETS. Intangible assets consist primarily of the estimated value of mutual fund management contracts and customer base resulting from our acquisition of the assets and liabilities of the following companies:

* Templeton, Galbraith & Hansberger Ltd. in October 1992
* Heine Securities Corporation in November 1996
* Bissett and Associates Investment Management Ltd. ("Bissett") in October 2000
* Fiduciary Trust Company International ("Fiduciary Trust") in April 2001
* Pioneer ITI AMC Limited ("Pioneer") in July 2002
* Darby  Overseas   Investments,   Ltd.  and  Darby  Overseas  Partners,   L.P.
(collectively "Darby") in October 2003

We amortize intangible assets over their estimated useful lives, using the straight-line method, unless the asset is determined to have an indefinite useful life. Amounts assigned to indefinite-lived intangible assets primarily represent the value of contracts to manage mutual fund assets, for which there is no foreseeable limit on the contract period.

Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), indefinite-lived intangible assets and goodwill are not amortized, but are reviewed when there is an indication of impairment, or at least annually, to determine whether the value of the assets is impaired.

When the carrying amount of indefinite-lived intangible assets exceeds the implied fair value, an indication of impairment exists. Fair value is determined based on anticipated discounted cash flows. Similarly, goodwill impairment is indicated when the carrying amount of a reporting unit exceeds its implied fair value. In estimating the fair value of the reporting unit, we use valuation techniques based on discounted cash flows similar to models employed in analyzing the purchase price of an acquisition target. When impairment of goodwill or indefinite-lived intangible assets is indicated in the above tests, impairment is determined by calculating the difference between the carrying value of the asset reflected on the financial statements and its current fair value, generally based on undiscounted cash flows. Any excess of carrying value over the fair value would be recognized as an expense in the period in which the impairment occurs.

Intangible assets subject to amortization are reviewed for impairment at each reporting period on the basis of the expected future undiscounted operating cash flows, without interest charges, to be derived from these assets. See Note 9 for additional information regarding goodwill and other intangible assets.


                                       64
--------------------------------------------------------------------------------

Our goodwill and other intangible assets have been assigned to our investment management operating segment.

DEMAND AND INTEREST-BEARING DEPOSITS. The fair value of demand deposits are, by definition, equal to their carrying amounts. Interest-bearing deposits are variable rate and short-term and, therefore, the carrying amounts approximate their fair values.

REVENUES. We recognize investment management fees, shareholder servicing fees, investment income and distribution fees as earned, over the period in which services are rendered. Performance-based investment management fees are recognized when earned. Investment management fees are determined based on a percentage of assets under management. Generally, shareholder servicing fees are calculated based on the number of accounts serviced. We record underwriting commissions related to the sale of shares of our sponsored investment products on the trade date.

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

DIVIDENDS. For the years ended September 30, 2004, 2003, and 2002, we declared dividends to common stockholders of $0.34, $0.30 and $0.28 per share.

STOCK-BASED COMPENSATION. As permitted under the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), we have elected to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for our stock-based plans. Accordingly, no compensation costs are recognized with respect to stock options granted when the exercise price is equal to the market value of the stock, or with respect to shares issued under the Employee Stock Investment Plan ("ESIP"). We recognize compensation expense for the matching contribution that we may elect to make in connection with the ESIP over the 18-month holding period and for the full cost of restricted stock grants as earned, in the year that the related services are rendered.

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

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

FOR THE YEARS ENDED SEPTEMBER 30,                                     2004           2003        2002
------------------------------------------------------------------------------------------------------
Net income, as reported                                           $706,664       $502,830    $432,723

  Less: additional stock-based compensation expense
    determined under the fair value method, net of tax              47,243         65,294      59,339
------------------------------------------------------------------------------------------------------
  PRO FORMA NET INCOME                                            $659,421       $437,536    $373,384
------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
  As reported                                                        $2.84          $1.98       $1.66
  Pro forma                                                           2.65           1.72        1.43

DILUTED EARNINGS PER SHARE
  As reported                                                        $2.80          $1.97       $1.65
  Pro forma                                                           2.62           1.72        1.42
------------------------------------------------------------------------------------------------------


                                       65
--------------------------------------------------------------------------------

The weighted-average estimated fair value of options granted on the date of grant using Black-Scholes option-pricing model was as follows:

FOR THE YEARS ENDED SEPTEMBER 30,                                 2004           2003         2002
---------------------------------------------------------- ------------- -------------- ------------
Weighted-average fair value of options granted                  $25.62         $14.67       $16.14
Assumptions made:
  Dividend yield                                                  0.6%           0.8%         0.5%
  Expected volatility                                            47.0%          40.0%        42.4%
  Risk-free interest rate                                         3.8%           3.4%         4.4%
  Expected life                                              7.5 years      7.4 years    5.7 years
---------------------------------------------------------- ------------- -------------- ------------

ACCUMULATED OTHER COMPREHENSIVE INCOME is reported in our consolidated statements of stockholders' equity and includes net income, minimum pension liability adjustment, unrealized gains (losses) on investment securities available-for-sale, net of income taxes, and currency translation adjustments.

The changes in net unrealized gains (losses) on investment securities include reclassification adjustments relating to the net realized gains on the sale of investment securities of $24.0 million, $9.3 million and $5.7 million during fiscal 2004, 2003, and 2002. The tax effect of the change in unrealized gains (losses) on investment securities was $1.8 million, $1.5 million and $4.5 million during fiscal 2004, 2003, and 2002.

EARNINGS PER SHARE. We computed earnings per share for the years ended September 30, 2004, 2003 and 2002 as follows:

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                          2004           2003         2002
----------------------------------------------------------------------------------------------------
Net income                                                   $706,664       $502,830     $432,723
----------------------------------------------------------------------------------------------------
Weighted-average shares outstanding - basic                   249,166        253,714      261,239
Incremental shares from assumed conversions                     2,986            967          815
----------------------------------------------------------------------------------------------------
WEIGHTED-AVERAGE SHARES OUTSTANDING - DILUTED                 252,152        254,681      262,054
----------------------------------------------------------------------------------------------------


  BASIC EARNINGS PER SHARE
  Income before cumulative effect of an accounting change       $2.82          $1.98        $1.66
  Cumulative effect of an accounting change                      0.02             --           --
----------------------------------------------------------------------------------------------------
  NET INCOME                                                    $2.84          $1.98        $1.66
----------------------------------------------------------------------------------------------------

  DILUTED EARNINGS PER SHARE
  Income before cumulative effect of an accounting change       $2.78          $1.97        $1.65
  Cumulative effect of an accounting change                      0.02             --           --
----------------------------------------------------------------------------------------------------
  NET INCOME                                                    $2.80          $1.97        $1.65
----------------------------------------------------------------------------------------------------

NOTE 2 - NEW ACCOUNTING STANDARDS

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

                                       66
--------------------------------------------------------------------------------

In December 2003, the FASB published FASB Interpretation No. 46, "Consolidation of Variable Interest Entities (revised December 2003)" ("FIN 46-R"), clarifying FIN 46 and exempting certain entities from the provisions of FIN 46. Generally, application of FIN 46-R is required in financial statements of public entities that have interests in structures commonly referred to as special-purpose entities for periods ending after December 15, 2003, and, for other types of VIEs, for periods ending after March 15, 2004. We early adopted FIN 46-R as of December 31, 2003, and, as a result, we recognized a cumulative effect of an accounting change, net of tax, of $4.8 million as of this date to reflect the accumulated retained earnings of VIEs in which we became an interest holder prior to February 1, 2003 (see Note 13).

In December 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106" ("SFAS 132"). SFAS 132 revises employers' disclosures about pension plans and other post-retirement benefits plans and requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit post-retirement plans. SFAS 132 is effective for financial statements relating to fiscal years ending after December 15, 2003 (see Note 17).

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary
Impairment and Its Application to Certain Investments" ("EITF 03-1"). The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective only for annual periods ending after June 15, 2004. The adoption of EITF 03-1 did not have a significant impact on our overall results of operations or financial position.

The EITF has proposed EITF No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" ("EITF 04-8"), which will require the inclusion of the potential conversion of our zero coupon convertible senior notes (see Note 11) into common stock when calculating diluted earnings per share even if the conditions that must be satisfied to allow conversion have not been met. EITF 04-8 has not been ratified as of the date of this filing;
however, it is expected to be effective for reporting periods ending after December 15, 2004. Based on our fiscal 2004 result, we estimated a negative impact on diluted earnings per share of approximately $0.05, if the current provisions of EITF 04-8 were approved.

NOTE 3 - ACQUISITIONS

On October 1, 2003, we acquired the remaining 87.3% interest in Darby Overseas Investments, Ltd. and Darby Overseas Partners, L.P. (collectively "Darby") that we did not own for an additional cash investment of approximately $75.9 million. The acquisition cost was allocated to tangible net assets acquired ($31.3 million), definite-lived management contracts ($3.4 million) and goodwill ($41.2 million). These definite-lived intangible assets are being amortized over the remaining contractual life of the sponsored investment products, ranging from one to eight years, as of the date of purchase. At September 30, 2003, Darby had approximately $0.9 billion in assets under management relating to private equity, mezzanine and emerging markets fixed-income products.

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

We have not presented pro forma combined results of operations for these acquisitions because the results of operations as reported in the accompanying Consolidated Statements of Income would not have been materially different.


                                       67
--------------------------------------------------------------------------------

NOTE 4 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents at September 30, 2004 and 2003, consisted of the following:

(in thousands)                                                                   2004         2003
------------------------------------------------------------------------- ------------- ------------
Cash and due from banks                                                      $341,891     $260,530
Federal funds sold and securities purchased under agreements to resell         64,029        3,741
Money market funds, time deposits and other                                 2,511,268      789,424
------------------------------------------------------------------------- ------------- ------------
TOTAL                                                                      $2,917,188   $1,053,695
------------------------------------------------------------------------- ------------- ------------

Federal Reserve Board regulations require reserve balances on deposits to be maintained with the Federal Reserve Banks by banking subsidiaries. The required reserve balance was $1.9 million at September 30, 2004 and $1.5 million at September 30, 2003.

NOTE 5 - INVESTMENT SECURITIES AND OTHER INVESTMENTS

Investment securities at September 30, 2004 and 2003, consisted of the following:

                                                      AMORTIZED      GROSS UNREALIZED          FAIR
(in thousands)                                             COST      GAINS     LOSSES         VALUE
-------------------------------------------------- ------------- ---------- ----------- ------------
2004
CURRENT
Investment securities, trading                         $248,536    $11,076    $(2,283)     $257,329
Investment securities, available-for-sale
Sponsored investment products                           300,251     35,076    (14,403)      320,924
Securities of U.S. states and political
subdivisions                                             16,379        456        (10)       16,825
Securities of U.S. Treasury, federal agencies and
  other                                                 342,751      4,039       (426)      346,364
Equities                                                 13,866        561         (5)       14,422
-------------------------------------------------- ------------- ---------- ----------- ------------
Total investment securities, available-for-sale         673,247     40,132    (14,844)      698,535
-------------------------------------------------- ------------- ---------- ----------- ------------
  TOTAL                                                $921,783    $51,208   $(17,127)     $955,864
-------------------------------------------------- ------------- ---------- ----------- ------------

NON-CURRENT:
Investments, other
Investment in equity-method investees                  $193,699        $--        $--      $193,699
Equities and other                                      166,692     29,892     (1,464)      195,120
-------------------------------------------------- ------------- ---------- ----------- ------------
  TOTAL                                                $360,391    $29,892    $(1,464)     $388,819
-------------------------------------------------- ------------- ---------- ----------- ------------



                                       68
--------------------------------------------------------------------------------


                                                      AMORTIZED      GROSS UNREALIZED          FAIR
(in thousands)                                             COST      GAINS     LOSSES         VALUE
-------------------------------------------------- ------------- ---------- ----------- ------------
2003
CURRENT
Investment securities, trading                          $39,903     $1,510       $(34)      $41,379
Investment securities, available-for-sale
Sponsored investment products                           412,414     20,392     (7,634)      425,172
Securities of U.S. states and political subdivisions     11,423        593         --        12,016
Securities of U.S. Treasury, federal agencies and
  other                                               1,375,087      6,940     (1,132)    1,380,895
Equities                                                 20,953        561       (656)       20,858
-------------------------------------------------- ------------- ---------- ----------- -------------
Total investment securities, available-for-sale       1,819,877     28,486     (9,422)    1,838,941
-------------------------------------------------- ------------- ---------- ----------- -------------
  TOTAL                                              $1,859,780    $29,996    $(9,456)   $1,880,320
-------------------------------------------------- ------------- ---------- ----------- -------------

NON-CURRENT
Investments, other
Investment in equity-method investees                  $183,036        $--        $--      $183,036
Equities and other                                       70,885     26,861       (426)       97,320
-------------------------------------------------- ------------- ---------- ----------- -------------
  TOTAL                                                $253,921    $26,861      $(426)     $280,356
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

Gross  unrealized  losses  on  investment  securities,   available-for-sale  and
investments, other at September 30, 2004 were deemed to be temporary in nature. See Note 1 for a description of our investments valuation methodology.

As of September 30, 2004 and 2003, banking/finance operating segment investment securities with aggregate carrying values of $24.1 million and $28.4 million were pledged as collateral as required by federal and state regulators and the Federal Home Loan Bank.

At September 30, 2004, maturities of securities of the U.S. Treasury and federal agencies and the U.S. states and political subdivisions were as follows:

                                                                          AMORTIZED
(in thousands)                                                                 COST     FAIR VALUE
---------------------------------------------------------------------- --------------- --------------
SECURITIES OF U.S. TREASURY AND FEDERAL AGENCIES
Due in one year or less                                                    $116,028       $116,011
Due after one year through five years                                       107,022        109,224
Due after five years through ten years                                           --             --
Due after ten years                                                         119,701        121,129
---------------------------------------------------------------------- --------------- --------------
TOTAL                                                                      $342,751       $346,364
---------------------------------------------------------------------- --------------- --------------
SECURITIES OF U.S. STATES AND POLITICAL SUBDIVISIONS
Due in one year or less                                                      $8,768         $8,784
Due after one year through five years                                         5,175          5,466
Due after five years through ten years                                          997          1,077
Due after ten years                                                           1,439          1,498
---------------------------------------------------------------------- --------------- --------------
TOTAL                                                                       $16,379        $16,825
---------------------------------------------------------------------- --------------- --------------


                                       69
--------------------------------------------------------------------------------

NOTE 6 - LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of banking/finance operating segment loans receivable by major category as of September 30, 2004 and 2003 is shown below. Included in installment loans to individuals are auto and credit card receivables. Other loans include secured loans made to Fiduciary Trust clients. No loan loss allowance is recognized on Fiduciary Trust's retail-banking loans and advances as described in Note 1.

(in thousands)                                                                2004           2003
-----------------------------------------------------------------------------------------------------
Commercial                                                                 $60,979        $60,541
Real estate (subject to collateral)                                         43,177         67,598
Installment loans to individuals                                            89,558        190,754
Other                                                                      144,659        160,329
-----------------------------------------------------------------------------------------------------
Loans receivable                                                           338,373        479,222
Less: allowance for loan losses                                             (3,697)        (8,550)
-----------------------------------------------------------------------------------------------------
LOANS RECEIVABLE, NET                                                     $334,676       $470,672
-----------------------------------------------------------------------------------------------------

At both September 30, 2004, and 2003 real estate (subject to collateral) loans included $3.0 million of loans held for sale. At September 30, 2004, installment loans to individuals included $79.5 million of auto loans held for sale. Loans held for sale are carried at the lower of cost or estimated fair value in the aggregate.

Maturities of loans at September 30, 2004 were as follows:

                                                                          AFTER 1
(IN THOUSANDS)                                ONE YEAR OR LESS    THROUGH 5 YEARS       AFTER 5 YEARS             TOTAL
---------------------------------------------------------------------------------------------------------------------------
Commercial                                             $60,979                $--                 $--           $60,979
Real estate (subject to collateral)                         --                 28              43,149            43,177
Installment loans to individuals                        68,581             17,275               3,702            89,558
Other                                                  136,035              4,536               4,088           144,659
---------------------------------------------------------------------------------------------------------------------------
TOTAL                                                 $265,595            $21,839             $50,939          $338,373
---------------------------------------------------------------------------------------------------------------------------

The following table summarizes contractual maturities of loans due after one year by repricing characteristic at September 30, 2004:

(IN THOUSANDS)                                                   CARRYING AMOUNT
--------------------------------------------------------------------------------
Loans at predetermined interest rates                                    $18,245
Loans at floating or adjustable rates                                     54,533
--------------------------------------------------------------------------------
TOTAL                                                                    $72,778
--------------------------------------------------------------------------------


                                       70
--------------------------------------------------------------------------------

Changes in the allowance for loan losses during 2004 and 2003 were as follows:

(IN THOUSANDS)                                                                2004           2003
-----------------------------------------------------------------------------------------------------
Balance, beginning of year                                                  $8,550         $9,034
Provision for loan losses                                                    5,201         13,423
Charge-offs                                                                 (6,767)        (8,046)
Recoveries                                                                   2,040          2,393
-----------------------------------------------------------------------------------------------------
  Total allowance for loan losses before other adjustments                   9,024         16,804
Loans securitized                                                           (6,166)       (12,020)
Dealer holdback and other                                                      839          3,766
BALANCE, END OF YEAR                                                        $3,697         $8,550
-----------------------------------------------------------------------------------------------------

Total net loan charge-offs as a percentage of average total loans            1.86%          1.23%
Allowance as a percentage of total loans                                     1.76%          1.78%
-----------------------------------------------------------------------------------------------------

The following is a summary of delinquency information for fiscal 2004, 2003, and 2002:

(in thousands)                                                2004            2003           2002
------------------------------------------------------- -------------- --------------- --------------
Commercial loans, 90 days or more delinquent                   $--         $13,063           $300
Installment loans, 90 days or more delinquent                3,100             897            750
Non-accrual loans                                              435             510            439
------------------------------------------------------- -------------- --------------- --------------

NOTE 7 - SECURITIZATION OF LOANS RECEIVABLE

From time to time, we enter into auto loan securitization transactions with qualified special purpose entities and record these transactions as sales. The following table shows details of auto loan securitization transactions for the years ended September 30, 2004, 2003, and 2002:

(in thousands)                                                2004            2003           2002
-----------------------------------------------------------------------------------------------------
Gross sale proceeds                                       $488,519        $464,372       $565,154
Net carrying amount of loans sold                          482,177         446,672        544,831
-----------------------------------------------------------------------------------------------------
PRE-TAX GAIN                                                $6,342         $17,700        $20,323
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

We generally estimate fair value based on the present value of future expected cash flows. The key assumptions used in the present value calculations of our securitization transactions at the date of securitization were as follows:

                                                               2004            2003           2002
-----------------------------------------------------------------------------------------------------
Excess cash flow discount rate (annual rate)                  12.0%           12.0%          12.0%
Cumulative life loss rate                               3.2% - 3.4%     3.7% - 4.3%    3.3% - 3.8%
Pre-payment speed assumption (average monthly rate)     1.6% - 1.8%     1.8% - 1.9%           1.5%
-----------------------------------------------------------------------------------------------------


We determined these assumptions using data from comparable transactions, historical information and management's estimate. Interest-only strip receivables are generally restricted assets and subject to limited recourse provisions.


                                       71
--------------------------------------------------------------------------------

We generally estimate the fair value of the interest-only strips at each period-end based on the present value of future expected cash flows, consistent with the methodology used at the date of securitization. The following shows the carrying value and the sensitivity of the interest-only strip receivable to hypothetical adverse changes in the key economic assumptions used to measure fair value:

(in thousands)                                                                  2004        2003
----------------------------------------------------------------------------------------------------
CARRYING AMOUNT/FAIR VALUE OF INTEREST-ONLY STRIPS                           $31,808     $36,010
--------------------------------------------------

EXCESS CASH FLOW DISCOUNT RATE (ANNUAL RATE)                                   12.0%       12.0%
--------------------------------------------
   Impact on fair value of 10% adverse change                                  $(240)      $(493)
   Impact on fair value of 20% adverse change                                   (476)       (971)

CUMULATIVE LIFE LOSS RATE                                                       3.9%        3.9%
-------------------------
   Impact on fair value of 10% adverse change                                $(2,677)    $(2,412)
   Impact on fair value of 20% adverse change                                 (5,354)     (4,725)

PRE-PAYMENT SPEED ASSUMPTION (AVERAGE MONTHLY RATE)                             1.8%        1.8%
---------------------------------------------------
   Impact on fair value of 10% adverse change                                $(3,479)    $(3,505)
   Impact on fair value of 20% adverse change                                 (6,894)     (7,051)
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

(in thousands)                          2004                2003           2002
--------------------------------------------------------------------------------
Servicing fees received              $13,435             $10,598         $7,921

Other cash flows received             24,703              18,283         15,375

Purchase of loans from trusts        (11,889)            (10,804)        (8,659)
--------------------------------------------------------------------------------

Amounts payable to the trustee related to loan principal and interest collected on behalf of the trusts of $40.6 million as of September 30, 2004 and $34.4 million as of September 30, 2003 are included in other banking/finance liabilities.

The securitized loan portfolio that we manage and the related delinquencies were as follows:

(in thousands)                                                  2004        2003
--------------------------------------------------------------------------------
Securitized loans held by securitization trusts             $768,936    $680,695
Delinquencies                                                 13,301      12,911
--------------------------------------------------------------------------------

Net charge-offs on the securitized loan portfolio were $15.1 million in fiscal 2004, $12.6 million in fiscal 2003 and $6.5 million in fiscal 2002.


                                       72
--------------------------------------------------------------------------------

NOTE 8 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at September 30, 2004 and 2003:


(in thousands)                                                    USEFUL LIVES IN YEARS              2004           2003
--------------------------------------------------------------------------------------------------------------------------
Furniture, software and equipment                                        3 - 5                   $563,156       $558,435
Premises and leasehold improvements                                      5 - 35                   377,941        207,191
Land                                                                       --                      71,267         71,383
--------------------------------------------------------------------------------------------------------------------------
                                                                                                1,012,364        837,009
Less: Accumulated depreciation and amortization                                                  (541,786)      (480,237)
--------------------------------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET                                                                      $470,578       $356,772
--------------------------------------------------------------------------------------------------------------------------


NOTE  9 - GOODWILL AND OTHER INTANGIBLE ASSETS

We adopted Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and SFAS 142 on October 1, 2001. SFAS 141 and SFAS 142 address the initial recognition and measurement of intangible assets acquired and the recognition and measurement of goodwill and other intangible assets after acquisition. Under these standards, all goodwill and indefinite-lived intangible assets, including those acquired before initial application of the standards, are no longer amortized but are tested for impairment at least annually.

All of our goodwill and intangible assets, including those arising from the purchase of Fiduciary Trust in April 2001, relate to our investment management operating segment. Non-amortized intangible assets represent the value of management contracts related to certain of our sponsored investment products that are indefinite-lived.

During the quarter ended March 31, 2004, we completed our annual impairment testing of goodwill and indefinite-lived and definite-lived intangible assets and we determined that there was no impairment in the value of these assets as of October 1, 2003.

Intangible assets other than goodwill were as follows:


                                                  GROSS CARRYING    ACCUMULATED    NET CARRYING
(in thousands)                                            AMOUNT   AMORTIZATION          AMOUNT
----------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2004
Amortized intangible assets
   Customer base                                        $233,205      $(54,716)        $178,489
   Other                                                  34,933       (21,730)          13,203
----------------------------------------------------------------------------------------------------
                                                         268,138       (76,446)         191,692
Non-amortized intangible assets
   Management contracts                                  479,808             --         479,808
----------------------------------------------------------------------------------------------------
TOTAL                                                   $747,946      $(76,446)        $671,500
----------------------------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 2003
Amortized intangible assets
   Customer base                                        $232,800      $(39,057)        $193,743
   Other                                                  31,546       (19,653)          11,893
----------------------------------------------------------------------------------------------------
                                                         264,346       (58,710)         205,636
Non-amortized intangible assets
   Management contracts                                  478,645            --          478,645
----------------------------------------------------------------------------------------------------
TOTAL                                                   $742,991      $(58,710)        $684,281
----------------------------------------------------------------------------------------------------


                                       73
--------------------------------------------------------------------------------

The change in the carrying amount of goodwill during the year ended September 30, 2004 was as follows:

(in thousands)
--------------------------------------------------------------------------------
Balance, October 1, 2003                                              $1,335,517
Darby acquisition (see Note 3)                                            41,155
Foreign currency movements                                                 5,085
--------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2004                                           $1,381,757
--------------------------------------------------------------------------------

Estimated amortization expense for each of the next 5 fiscal years is as follows:


(in thousands)                                FOR THE YEARS ENDING SEPTEMBER 30,
--------------------------------------------------------------------------------
2005                                                                     $17,018
2006                                                                      17,018
2007                                                                      17,018
2008                                                                      17,018
2009                                                                      17,018
--------------------------------------------------------------------------------

NOTE 10 - DEPOSITS

Deposits at September 30, 2004 and 2003 were as follows:

(in thousands)                                                  2004        2003
--------------------------------------------------------------------------------
DOMESTIC
Interest-bearing                                            $493,238    $570,854
Noninterest-bearing                                           62,508      41,337
--------------------------------------------------------------------------------
Total domestic deposits                                      555,746     612,191
--------------------------------------------------------------------------------
FOREIGN
Interest-bearing                                                  --      12,893
Noninterest-bearing                                               --       8,899
--------------------------------------------------------------------------------
Total foreign deposits                                            --      21,792
--------------------------------------------------------------------------------
TOTAL                                                       $555,746    $633,983
--------------------------------------------------------------------------------

Maturities of time certificates in amounts of $100,000 or more at September 30, 2004 were:

(IN THOUSANDS)                                                             TOTAL
--------------------------------------------------------------------------------
3 months or less                                                            $402
Over 3 months through 6 months                                               697
Over 6 months through 12 months                                              299
Over 12 months                                                               397
--------------------------------------------------------------------------------
TOTAL                                                                     $1,795
--------------------------------------------------------------------------------


                                       74
--------------------------------------------------------------------------------

NOTE 11 - DEBT

Outstanding debt at September 30, 2004 and September 30, 2003 consisted of the following:

                                                                              2004                                  2003
                                                                          WEIGHTED                              WEIGHTED
(in thousands)                                               2004     AVERAGE RATE                  2003    AVERAGE RATE
---------------------------------------------------- -------------- ---------------- --------------------- ---------------
CURRENT
Federal funds purchased                                       $--            1.60%                   $--           0.98%
Federal Home Loan Bank advances                             6,000            1.24%                14,500           1.33%
Commercial paper                                          170,000            1.82%                    --             N/A
Current maturities of long-term debt                           --                                    287
---------------------------------------------------- -------------- ---------------- --------------------- ---------------
                                                          176,000                                 14,787
NON-CURRENT
Convertible Notes (including accrued interest)            530,120            1.88%               520,325           1.88%
Medium Term Notes                                         420,000            3.70%               420,000           3.70%
Other                                                     246,289                                168,556
---------------------------------------------------- -------------- ---------------- --------------------- ---------------
                                                        1,196,409                              1,108,881
---------------------------------------------------- -------------- ---------------- --------------------- ---------------
TOTAL DEBT                                             $1,372,409                             $1,123,668
---------------------------------------------------- -------------- ---------------- --------------------- ---------------

As of September 30, 2004, maturities of long-term debt were as follows:

(IN THOUSANDS)                                                   CARRYING AMOUNT
--------------------------------------------------------------------------------
2005                                                                     $34,996
2006                                                                      35,654
2007                                                                      36,325
2008                                                                     457,011
2009                                                                      37,710
Thereafter                                                               594,713
--------------------------------------------------------------------------------
TOTAL LONG-TERM DEBT                                                  $1,196,409
--------------------------------------------------------------------------------

Federal funds purchased and Federal Home Loan Bank advances are included in other liabilities of the banking/finance operating segment.

On December 31, 2003, we recognized a $164.9 million five-year note facility that was used to finance the construction of our corporate headquarters campus under the guidance of FIN 46-R (see Note 2). In September 2004, we purchased the headquarter campus from the lessor trust that held these assets, and we issued $170.0 million of commercial paper to finance the transaction.

In May 2001, we received approximately $490.0 million in net proceeds from the sale of $877.0 million principal amount at maturity of zero-coupon convertible senior notes due 2031 (the "Convertible Notes"). The Convertible Notes, which were offered to qualified institutional buyers only, carry an interest rate of 1.875% per annum, with an initial conversion premium of 43%. Each of the $1,000 (principal amount at maturity) Convertible Notes is convertible into 9.3604 shares of our common stock, when the price of our stock reaches certain thresholds. To date, we have repurchased Convertible Notes with a face value of $5.9 million principal amount at maturity, for their accreted value of $3.5 million, in cash. We may redeem the remaining Convertible Notes for cash on or after May 11, 2006 or make additional repurchases, at the option of the holders, on May 11 of 2006, 2011, 2016, 2021 and 2026. In this event, we may choose to pay the accreted value of the Convertible Notes in cash or shares of our common stock. The amount that the holders may redeem in the future will depend on, among other factors, the performance of our common stock.

In April 2003, we completed the sale of five-year senior notes due April 15, 2008 totaling $420.0 million ("Medium Term Notes"). The Medium Term Notes, which were offered to qualified institutional buyers only,


                                       75
--------------------------------------------------------------------------------
carry an interest rate of 3.7% and are not redeemable prior to maturity by either the note holders or us. Interest payments are due semi-annually.

Other long-term debt consists primarily of deferred commission liability recognized in relation to U.S. deferred commission assets financed by Lightning Finance Company Limited ("LFL") that were not sold by LFL in a securitization transaction as of September 30, 2004 and September 30, 2003.

As of September 30, 2004, we had $300.0 million of debt and equity securities available to be issued under shelf registration statements filed with the SEC and $330.0 million of additional commercial paper available for issuance. Our committed revolving credit facilities at September 30, 2004 totaled $420.0 million, of which, $210.0 million was under a 364-day facility expiring in June 2005. The remaining $210.0 million facility is under a five-year facility that will expire in June 2007. In addition, at September 30, 2004, our banking/finance operating segment had $523.6 million in available uncommitted short-term bank lines under the Federal Reserve Funds system, the Federal Reserve Bank discount window, and Federal Home Loan Bank short-term borrowing capacity.

NOTE 12 - TAXES ON INCOME

Taxes on income for the years ended September 30, 2004, 2003, and 2002 were as follows:



(in thousands)                                                    2004        2003          2002
---------------------------------------------------------- ------------- ----------- -------------
Current expense
  Federal                                                     $208,189    $125,743       $71,400
  State                                                         35,247      13,846        17,065
  Foreign                                                       54,894      31,329        38,653
Deferred expense                                                (6,349)     26,455        18,434
---------------------------------------------------------- ------------- ----------- -------------
TOTAL PROVISION FOR INCOME TAXES                              $291,981    $197,373      $145,552
---------------------------------------------------------- ------------- ----------- -------------

Included in income before taxes was $477.4 million, $305.2 million and $283.7 million of foreign income for the years ended September 30, 2004, 2003, and 2002. The provision for U.S. income taxes includes benefits of $2.0 million for the year ended September 30, 2004 related to the utilization of net operating loss carry-forwards. In fiscal 2004, our income taxes payable for federal, state and foreign purposes have been reduced by $18.6 million, which represent the tax benefit associated with our employee stock plans. The benefit was recorded as an increase in capital in excess of par value.


                                       76
--------------------------------------------------------------------------------

The major components of the net deferred tax liability as of September 30, 2004 and 2003 were as follows:

(in thousands)                                                                   2004         2003
-----------------------------------------------------------------------------------------------------
DEFERRED TAX ASSETS
State taxes                                                                   $10,455       $5,975
Loan loss reserves                                                              1,365        3,251
Deferred compensation and employee benefits                                    26,730       27,259
Restricted stock compensation plan                                             37,351       38,074
Severance and retention compensation                                            2,140        3,250
Net operating loss and foreign tax credit carry-forwards                       80,094       74,729
Provision for governmental investigations, proceedings and actions             21,593           --
Other                                                                          16,748       14,169
-----------------------------------------------------------------------------------------------------
Total deferred tax assets                                                     196,476      166,707
Valuation allowance for tax carry-forwards                                    (80,094)     (74,629)
-----------------------------------------------------------------------------------------------------
Deferred tax assets, net of valuation allowance                               116,382       92,078

DEFERRED TAX LIABILITIES
Depreciation on fixed assets                                                   12,378       13,523
Goodwill and other purchased intangibles                                      161,232      153,009
Deferred commissions                                                           18,442       17,056
Interest expense on convertible notes                                          31,196       21,116
Investments                                                                     5,418        1,951
Other                                                                          14,293       19,307
-----------------------------------------------------------------------------------------------------
Total deferred tax liabilities                                                242,959      225,962
-----------------------------------------------------------------------------------------------------
NET DEFERRED TAX LIABILITY                                                  $(126,577)   $(133,884)
-----------------------------------------------------------------------------------------------------

At September 30, 2004, there were approximately $33.4 million of foreign net operating loss carry-forwards, approximately $18.2 million of which expire between 2005 and 2012 with the remaining carry-forwards having an indefinite life. In addition, there were approximately $657.5 million in state net operating loss carry-forwards that expire between 2005 and 2024. There were also approximately $27.6 million in federal foreign tax credit carry-forwards, which will expire between 2010 and 2014. A valuation allowance has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the benefit of the loss and credit carry-forwards.

We have made no provision for U.S. taxes on $2,508.7 million of cumulative undistributed earnings of foreign subsidiaries as those earnings are intended to be reinvested for an indefinite period of time. Determination of the potential amount of unrecognized deferred U.S. income tax liability related to such reinvested income is not practicable because of the numerous assumptions associated with this hypothetical calculation; however, foreign tax credits would be available to reduce some portion of this amount. As of September 30, 2004, and based on tax laws in effect as of this date, it is our intention to continue to indefinitely reinvest the undistributed earnings of foreign subsidiaries.

The American Jobs Creation Act of 2004 (the "Act") was signed into law on October 22, 2004. Under a provision of the Act, we may elect to repatriate certain earnings of our foreign-based subsidiaries at a reduced tax rate in either of our fiscal years ending September 30, 2005 or September 30, 2006. We are currently evaluating the effect of this repatriation provision; however, we do not expect to complete this evaluation until after the U.S. Congress or the U.S. Department of the Treasury issue additional guidance regarding this provision. The range of possible amounts we are considering for repatriation is between zero and $1.9 billion and the potential range of income tax associated with amounts subject to the reduced rate is between zero and $117.0 million.


                                       77
--------------------------------------------------------------------------------

The following is a reconciliation between the amount of tax expense at the Federal statutory rate and taxes on income as reflected in operations for the years ended September 30, 2004, 2003, and 2002:


(in thousands)                                                    2004          2003          2002
---------------------------------------------------------- ------------- ------------- -------------
Federal statutory rate                                             35%           35%           35%
Federal taxes at statutory rate                               $347,839      $245,071      $202,396
State taxes, net of Federal tax effect                          18,675         9,640        10,661
Effect of foreign operations                                   (96,770)      (63,841)      (52,269)
Effect of provision for governmental investigations,
 proceedings and actions                                        12,950            --            --
Other                                                            9,287         6,503       (15,236)
---------------------------------------------------------- ------------- ------------- -------------
ACTUAL TAX PROVISION                                          $291,981      $197,373      $145,552
Effective tax rate                                                 29%           28%           25%
---------------------------------------------------------- ------------- ------------- -------------

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

In October 1999, we entered into an agreement for the lease of our corporate headquarters campus in San Mateo, California from a lessor trust under an operating lease that would have expired in fiscal 2005, with additional renewal options for a further period of up to 10 years. In connection with this lease, we were contingently liable for approximately $145.0 million in residual guarantees, representing approximately 85% of the total construction costs of $170.0 million. We were also contingently liable to purchase the corporate headquarters campus for an amount equal to the final construction costs of $170.0 million if an event of default occurred under the agreement.

On December 31, 2003, we consolidated the lessor trust under the provisions of FIN 46-R and recognized, as a current liability, the loan principal of $164.9 million and minority interest of $5.1 million, which, in total, represented the amount used to finance the construction of our corporate headquarters campus and our maximum contingent liability under the agreements. In September 2004, we purchased the assets held by the lessor trust and extinguished any related contingent liability.

In relation to the auto loan securitization transactions that we have entered into with a number of qualified special purpose entities, we are obligated to cover shortfalls in amounts due to the holders of the notes up to certain levels as specified under the related agreements. As of September 30, 2004, the maximum potential amount of future payments was $23.6 million relating to guarantees made prior to January 1, 2003. In addition, our consolidated balance sheet at September 30, 2004 includes a $0.6 million liability to reflect obligations arising from auto securitization transactions subsequent to December 31, 2002.

At September 30, 2004, our banking/finance operating segment had issued financial standby letters of credit totaling $2.5 million on which beneficiaries would be able to draw upon in the event of non-performance by our customers, primarily in relation to lease and lien obligations of these banking customers. These standby letters of credit, issued prior to January 1, 2003, were secured by marketable securities with a fair value of $2.1 million as of September 30, 2004 and commercial real estate.


                                       78
--------------------------------------------------------------------------------

GOVERNMENTAL INVESTIGATIONS, PROCEEDINGS AND ACTIONS

GOVERNMENTAL INVESTIGATIONS AND SETTLEMENTS. As part of various investigations by the Securities and Exchange Commission ("SEC"), the U.S. Attorney for the Northern District of California, the New York Attorney General, the California Attorney General, the U.S. Attorney for the District of Massachusetts, the Securities Division of the Office of the Secretary of the Commonwealth of Massachusetts, the Florida Department of Financial Services and the Commissioner of Securities, the West Virginia Attorney General, the Vermont Department of Banking, Insurance, Securities, and Health Care Administration and the National Association of Securities Dealers, Inc. ("NASD"), relating to certain practices in the mutual fund industry, including late trading, market timing and marketing support payments to securities dealers who sell fund shares, Franklin Resources, Inc. and certain of its subsidiaries (as used in this section, together, the "Company"), as well as certain current or former executives and employees of the Company, received requests for information and/or subpoenas to testify or produce documents. The Company and its current employees provided documents and information in response to these requests and subpoenas. In addition, the Company responded, and in one instance is currently responding, to requests for similar kinds of information from regulatory authorities in some of the foreign countries where the Company conducts its global asset management business.

Franklin Templeton Investments Corp. ("FTIC"), a Company subsidiary and the investment manager of Franklin Templeton's Canadian mutual funds, has been cooperating with and responding to requests for information from the Ontario Securities Commission (the "OSC") relating to the OSC's review of frequent trading practices within the Canadian mutual fund industry. On December 10, 2004, FTIC received a letter indicating that the staff of the OSC is contemplating enforcement proceedings against FTIC before the OSC. In its letter, the OSC staff expressed the view that, over the period of February 1999 to February 2003, there were certain accounts that engaged in a frequent trading market timing strategy in certain funds being managed by FTIC. The letter also gave FTIC the opportunity to respond to the issues raised in the letter and to provide the OSC staff with additional information relevant to these matters. The Company expects to enter into discussions with the OSC staff in an effort to resolve the issues raised in the OSC's review. The Company cannot predict the likelihood of whether those discussions will result in a settlement, or the terms of any such settlement.

On December 9, 2004, the staff of the NASD informed the Company that it has made a preliminary determination to recommend a disciplinary proceeding against Franklin/Templeton Distributors, Inc. ("FTDI"), alleging that FTDI violated certain NASD rules by the use of directed brokerage commissions to pay for sales and marketing support. FTDI has also received a separate letter from the NASD staff advising FTDI of the NASD staff's preliminary determination to recommend a disciplinary proceeding against FTDI alleging violation of certain NASD rules relating to FTDI's Top Producers program. The Company believes that any such charges are unwarranted.

On August 2, 2004, Franklin Resources, Inc. announced that its subsidiary, Franklin Advisers, Inc. ("Franklin Advisers") reached an agreement with the SEC that resolved the issues resulting from the previously disclosed SEC investigation into market timing activity. In connection with that agreement, the SEC issued an "Order instituting administrative and cease-and-desist proceedings pursuant to sections 203(e) and 203(k) of the Investment Advisers Act of 1940 and sections 9(b) and 9(f) of the Investment Company Act of 1940, making findings and imposing remedial sanctions and a cease and desist order" (the "Order"). The SEC's Order concerned the activities of a limited number of third parties that ended in 2000 and those that were the subject of the first Massachusetts administrative complaint described below.

Under the terms of the SEC's Order, pursuant to which Franklin Advisers neither admitted nor denied any of the findings contained therein, Franklin Advisers agreed to pay $50 million to be distributed to shareholders of certain of the Franklin Templeton mutual funds ("Funds"), of which $20 million was a civil penalty. The settlement was provided for as part of a charge of $60 million ($45.6 million, net of taxes) recorded in the fiscal quarter ended March 31, 2004. This charge represented the Company's estimate of the anticipated settlement and related legal and distribution costs.

                                       79
--------------------------------------------------------------------------------

The Order required Franklin Advisers to, among other things:

     * Enhance and periodically review compliance policies and procedures, and establish a corporate ombudsman;
     * Establish a new internal position whose responsibilities shall include compliance matters related to conflicts of interests; and
     * Retain an Independent Distribution Consultant to develop a plan to distribute the $50 million settlement to Fund shareholders.

The Order further provided that in any related investor actions, Franklin Advisers would not benefit from any offset or reduction of any investor's claim by the amount of any distribution from the above-described $50 million to such investor that is proportionately attributable to the civil penalty paid by Franklin Advisers.

On September  20,  2004,  Franklin  Resources,  Inc.  announced  that two of its subsidiaries, Franklin Advisers, Inc. and Franklin Templeton Alternative Strategies, Inc. ("FTAS"), reached an agreement with the Securities Division of the Office of the Secretary of the Commonwealth of Massachusetts (the "State of Massachusetts") related to the previously-disclosed administrative complaint filed on February 4, 2004. The administrative complaint concerned one instance of market timing that was also a subject of the August 2, 2004 settlement that Franklin Advisers reached with the SEC, as described above.

Under the terms of the settlement consent order issued by the State of Massachusetts, Franklin Advisers and FTAS consented to the entry of a cease and desist order and agreed to pay a $5 million administrative fine to the State of Massachusetts (the "Massachusetts Consent Order"). Franklin Resources, Inc. recorded this expense in the quarter ended September 30, 2004. The Massachusetts Consent Order included two different sections: "Statements of Fact" and "Violations of Massachusetts Securities Laws." Franklin Advisers and FTAS admitted the facts in the Statements of Fact.

On October 25, 2004, the State of Massachusetts filed a second administrative complaint, alleging that Franklin Resources, Inc.'s Form 8-K filing (in which it described the Massachusetts Consent Order and stated that "Franklin did not admit or deny engaging in any wrongdoing") failed to state that Franklin Advisers and FTAS admitted the Statements of Fact portion of the Massachusetts Consent Order (the "Second Complaint"). Franklin Resources, Inc. reached a second agreement with the State of Massachusetts on November 19, 2004, resolving the Second Complaint. As a result of the November 19, 2004 settlement, Franklin Resources, Inc. filed a new Form 8-K. The terms of the original settlement did not change and there was no monetary fine associated with this second settlement.

On November 17, 2004, Franklin Resources, Inc. announced that FTDI reached an agreement with the CAGO, resolving the issues resulting from the CAGO's investigation concerning sales and marketing support payments. The Company believes that the settlement of the CAGO matter is in the best interest of the Company and its Fund shareholders. Under the terms of the settlement, FTDI neither admitted nor denied the allegations in the CAGO's complaint and agreed to pay $2 million as a civil penalty, $14 million to Franklin Templeton funds and $2 million to the CAGO for its investigative costs.

As a result of the CAGO settlement, the results for the quarter and fiscal year ended September 30, 2004 announced on October 28, 2004 were adjusted to include an additional charge to income of $18.5 million ($12.2 million, net of tax). This adjustment was made in accordance with generally accepted accounting principles in the United States, which require the Company to update estimates when additional information becomes available after the end of the reporting period but prior to the issuance of the financial statements with respect to loss contingencies that existed as of the date of the financial statements.

On December 13, 2004, Franklin Resources, Inc. announced that its subsidiaries FTDI and Franklin Advisers reached an agreement with the SEC, resolving the issues resulting from the SEC's investigation concerning marketing support payments to securities dealers who sell Fund shares. In connection with that agreement, the SEC issued an "Order Instituting Administrative and
Cease-and-Desist Proceedings, Making Findings, and Imposing Remedial Sanctions Pursuant to Section 203(e) and 203(k) of the Investment Advisers Act of 1940, Sections 9(b) and 9(f) of the Investment Company Act of 1940, and Section 15(b) of the Securities Exchange Act of 1934 (the "Order").

The Company believes that the settlement of this matter is in the best interest of the Company and its Fund shareholders. Under the terms of the Order, in which FTDI and Franklin Advisers neither admitted nor denied


                                       80
--------------------------------------------------------------------------------
the findings contained therein, they agreed to pay the Funds a penalty of $20 million and $1 in disgorgement. FTDI and Franklin Advisers also agreed to implement certain measures and undertakings relating to marketing support payments to broker-dealers for the promotion or sale of Fund shares, including making additional disclosures in the Funds' Prospectuses and Statements of Additional Information. The Order further requires the appointment of an independent distribution consultant, at the Company's expense, who shall develop a plan for the distribution of the penalty and disgorgement to the Funds. A charge of $21.5 million ($17.3 million, net of taxes) was recorded by the Company in its fiscal quarter ended June 30, 2004 related to this matter.

INTERNAL INQUIRIES. The Company also conducted its own internal fact-finding inquiry with the assistance of outside counsel to determine whether any Fund shareholders, including Company employees, were permitted to engage in late trading or in market timing transactions contrary to the policies of the affected Fund and, if so, the circumstances and persons involved. The Company's internal inquiry regarding market timing and late trading is complete. We did not find any late trading, though we identified various instances of frequent trading. One officer of a subsidiary of Franklin Resources, Inc. was placed on administrative leave and subsequently resigned from his position with the Company in December 2003.

We found no instances of inappropriate mutual fund trading by any portfolio manager, investment analyst or officer of Franklin Resources, Inc. As previously disclosed, the Company identified some instances of frequent trading in shares of certain Funds by a few current or former employees in their personal 401(k) plan accounts. These individuals included one trader and one officer of the Funds. Pending our further inquiry, these two individuals were placed on administrative leave and the officer resigned from his positions with the Funds. The independent directors of the Funds and the Company also retained independent outside counsel to review these matters and to report their findings and recommendations. Based on independent counsel's findings and recommendations, the Company reinstated the trader. The independent counsel concluded that some instances of the former Fund officer's trading violated Company policy, and the Company was prepared to institute appropriate disciplinary action. Subsequently, the former Fund officer resigned from his employment with the Company. The Company does not believe there were any losses to the Funds as a result of this trading.

OTHER LEGAL PROCEEDINGS

In addition, the Company and certain Funds, current and former officers, employees, and directors have been named in multiple lawsuits in different federal courts in Nevada, California, Illinois, New York, and Florida, alleging violations of various federal securities laws and seeking, among other things, monetary damages and costs. Specifically, the lawsuits claim breach of duty with respect to alleged arrangements to permit market timing and/or late trading activity, or breach of duty with respect to the valuation of the portfolio securities of certain Templeton Funds managed by Company subsidiaries, resulting in alleged market timing activity. The majority of these lawsuits duplicate, in whole or in part, the allegations asserted in the Massachusetts administrative complaint described above. The lawsuits are styled as class actions, or derivative actions on behalf of either the named Funds or the Company. Additionally, FTIC was recently served with a class action market timing complaint in Quebec, Canada, entitled Huneault v. AGF Funds, Inc., et al., Case No. 500-06-000256-046, filed on October 25, 2004 in the Superior Court for the Province of Quebec, District of Montreal.

To date, more than 240 similar lawsuits against at least 19 different mutual fund companies have been filed in federal district courts throughout the country. Because these cases involve common questions of fact, the Judicial Panel on Multidistrict Litigation (the "Judicial Panel") ordered the creation of a multidistrict litigation in the United States District Court for the District of Maryland, entitled "In re Mutual Funds Investment Litigation" (the "MDL"). The Judicial Panel then transferred similar cases from different districts to the MDL for coordinated or consolidated pretrial proceedings.

As of December 13, 2004, the following lawsuits are pending against the Company (and in some instances, against certain of the Funds) and have been transferred to the MDL:

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


                                       81
--------------------------------------------------------------------------------

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

Plaintiffs in the MDL filed consolidated amended complaints on September 29, 2004. It is anticipated that defendants will file motions to dismiss in the coming months.

As previously reported, various subsidiaries of Franklin Resources, Inc., as well as certain Templeton Funds, have also been named in multiple lawsuits filed in state courts in Illinois, alleging breach of duty with respect to the valuation of the portfolio securities of certain Templeton Funds managed by such subsidiaries as follows:

Bradfisch v. Templeton Funds, Inc., et al., Case No. 2003 L 001361, filed on October 3, 2003 in the Circuit Court of the Third Judicial Circuit, Madison County, Illinois; Woodbury v. Templeton Global Smaller Companies Fund, Inc., et al., Case No. 2003 L 001362, filed on October 3, 2003 in the Circuit Court of the Third Judicial Circuit, Madison County, Illinois; Kwiatkowski v. Templeton Growth Fund, Inc., et al., Case No. 03 L 785, filed on December 17, 2003 in the Circuit Court of the Twentieth Judicial Circuit, St. Clair County, Illinois; Parise v. Templeton Funds, Inc., et al., Case No. 2003 L 002049, filed on December 22, 2003 in the Circuit Court of the Third Judicial Circuit, Madison County, Illinois.

These lawsuits are state court actions and are not subject to the MDL.

In addition, the Company, as well as certain current and former officers, employees, and directors, have been named in multiple lawsuits alleging violations of various securities laws and pendent state law claims relating to the disclosure of directed brokerage payments and/or payment of allegedly excessive advisory, commission, and distribution fees. These lawsuits are styled as class actions and derivative actions brought on behalf of certain Funds, and are as follows:

Stephen Alexander IRA v. Franklin Resources, Inc., et al., Case No. 04-982 JLL, filed on March 2, 2004 in the United States District Court for the District of New Jersey; Strigliabotti v. Franklin Resources, Inc., et al., Case No. C 04 0883 SI, filed on March 4, 2004 in the United States District Court for the Northern District of California; Tricarico v. Franklin Resources, Inc., et al., Case No. CV-04-1052 JAP, filed on March 4, 2004 in the United States District Court for the District of New Jersey; Miller v. Franklin Mutual Advisors, LLC, et al., Case No. 04-261 DRH, filed on April 16, 2004 in the United States District Court for the Southern District of Illinois and transferred to the United States District Court for the District of New Jersey on August 5, 2004 (plaintiffs voluntarily dismissed this action, without prejudice, on October 22,
2004); Wilcox v. Franklin Resources, Inc., et al., Case No. 04-2258 WHW, filed on May 12, 2004 in the United States District Court for the District of New Jersey; Bahe, Custodian CGM Roth Conversion IRA v. Franklin/Templeton Distributors, Inc. et al., Case No. 04-11195 PBS, filed on June 3, 2004 in the United States District Court for the District of Massachusetts.

The United States District Court for the District of New Jersey consolidated for pretrial purposes three of the above lawsuits (Stephen Alexander IRA, Tricarico, and Wilcox) into a single action, entitled "In re Franklin


                                       83
--------------------------------------------------------------------------------

Mutual Funds Fee Litigation." Plaintiffs in those three lawsuits filed a consolidated amended complaint on October 4, 2004.

Management strongly believes that the claims made in each of the lawsuits identified above are without merit and intends to vigorously defend against them. The Company cannot predict with certainty, however, the eventual outcome of the remaining governmental investigations or private lawsuits, nor whether they will have a material negative impact on the Company. Public trust and confidence are critical to the Company's business and any material loss of investor and/or client confidence could result in a significant decline in assets under management by the Company, which would have an adverse effect on future financial results. If the Company finds that it bears responsibility for any unlawful or inappropriate conduct that caused losses to our Funds, we are committed to making the Funds or their shareholders whole, as appropriate. The Company is committed to taking all appropriate actions to protect the interests of our Funds' shareholders.

In addition, pending regulatory and legislative actions and reforms affecting the mutual fund industry may significantly increase the Company's costs of doing business and/or negatively impact its revenues, either of which could have a material negative impact on the Company's financial results.

OTHER COMMITMENTS AND CONTINGENCIES

We lease office space and equipment under long-term operating leases expiring at various dates through fiscal year 2021. Lease expense aggregated $44.7 million, $45.6 million and $40.6 million for the fiscal years ended September 30, 2004, 2003, and 2002. Sublease income totaled $7.2 million, $6.5 million and $6.2 million for the fiscal years ended September 30, 2004, 2003, and 2002. Future minimum lease payments under non-cancelable operating leases are as follows:


(in thousands)                                                            AMOUNT
--------------------------------------------------------------------------------
2005                                                                     $29,866
2006                                                                      29,833
2007                                                                      25,880
2008                                                                      24,503
2009                                                                      22,522
Thereafter                                                               138,958
--------------------------------------------------------------------------------
TOTAL MINIMUM LEASE PAYMENTS                                            $271,562
--------------------------------------------------------------------------------

Under FIN 46-R, we have determined that we are a significant variable interest holder in a number of sponsored investment products as well as in LFL, a company incorporated in Ireland whose sole business purpose is to finance our deferred commission assets. As of September 30, 2004, total assets of sponsored investment products in which we held a significant interest were approximately $1,553.5 million and our exposure to loss as a result of our interest in these products was $256.1 million. LFL had approximately $475.7 million in total assets at September 30, 2004. Our exposure to loss related to our investment in LFL was limited to the carrying value of our investment in and loans to LFL, and interest and fees receivable from LFL aggregating approximately $53.2 million. This amount represents our maximum exposure to loss and does not reflect our estimate of the actual losses that could result from adverse changes.

In July 2003, we renegotiated an agreement to outsource management of our data center and distributed server operations, originally signed in February 2001. We may terminate the amended agreement any time after July 1, 2006 by incurring a termination charge. The maximum termination charge payable will depend on the termination date of the amended agreement, the service levels before our termination of the agreement, costs incurred by our service provider to wind-down the services and costs associated with assuming equipment leases. As of September 30, 2004, we estimate that the termination fee payable in July 2006, not including costs associated with assuming equipment leases, would approximate $14.3 million and would decrease each month for the subsequent two years, reaching a payment of approximately $2.2 million in July 2008.

At September 30, 2004, the banking/finance operating segment had commitments to extend credit aggregating $242.4 million, primarily under its credit card lines.


                                       83
--------------------------------------------------------------------------------

NOTE 14 - CONSOLIDATED SPONSORED INVESTMENT PRODUCTS

The following tables present the effect on our consolidated results of operations and financial position of consolidating majority-owned sponsored investment products.

(in thousands)                                                                                 SPONSORED
                                                                                  BEFORE      INVESTMENT
FOR THE YEAR ENDED SEPTEMBER 30, 2004                                      CONSOLIDATION        PRODUCTS   CONSOLIDATED
--------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
   Investment management fees                                                 $1,972,141         $(1,513)    $1,970,628
   Underwriting and distribution fees                                          1,151,092            (170)     1,150,922
   Shareholder servicing fees                                                    244,097             (34)       244,063
   Consolidated sponsored investment products income, net                             --           3,519          3,519
   Other, net                                                                     69,076              --         69,076
--------------------------------------------------------------------------------------------------------------------------
   Total operating revenues                                                    3,436,406           1,802      3,438,208
--------------------------------------------------------------------------------------------------------------------------
   TOTAL OPERATING EXPENSES                                                    2,507,383              --      2,507,383
   Operating income                                                              929,023           1,802        930,825

OTHER INCOME (EXPENSES)
   Consolidated sponsored investment products gains, net                              --           3,393          3,393
   Investment and other income                                                    91,816          (1,510)        90,306
   Interest expense                                                              (30,658)             --        (30,658)
--------------------------------------------------------------------------------------------------------------------------
   Other income, net                                                              61,158           1,883         63,041
   Income before taxes on income and cumulative effect of an
     accounting change                                                           990,181           3,685        993,866
   Taxes on income                                                               290,880           1,101        291,981
--------------------------------------------------------------------------------------------------------------------------
   Income before cumulative effect of an accounting change, net of
     tax                                                                         699,301           2,584        701,885
   Cumulative effect of an accounting change, net of tax                          (3,189)          7,968          4,779
--------------------------------------------------------------------------------------------------------------------------
   NET INCOME                                                                   $696,112         $10,552       $706,664
--------------------------------------------------------------------------------------------------------------------------


                                       84
--------------------------------------------------------------------------------


(in thousands)                                                                          SPONSORED
                                                                        BEFORE         INVESTMENT
AS OF THE YEAR ENDED SEPTEMBER 30, 2004                          CONSOLIDATION           PRODUCTS          CONSOLIDATED
--------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets                                                      $3,926,558           $117,654            $4,044,212
Banking/finance assets                                                 825,844                 --               825,844
Non-current assets                                                   3,386,964            (28,885)            3,358,079
--------------------------------------------------------------------------------------------------------------------------
   TOTAL ASSETS                                                     $8,139,366            $88,769            $8,228,135
--------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities                                                   $891,436            $29,679              $921,115
Banking/finance liabilities                                            658,717                 --               658,717
Non-current liabilities                                              1,465,430                 --             1,465,430
--------------------------------------------------------------------------------------------------------------------------
   TOTAL LIABILITIES                                                 3,015,583             29,679             3,045,262
--------------------------------------------------------------------------------------------------------------------------
Minority interest                                                       17,080             59,009                76,089
Total stockholders' equity                                           5,106,703                 81             5,106,784
--------------------------------------------------------------------------------------------------------------------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $8,139,366            $88,769            $8,228,135
--------------------------------------------------------------------------------------------------------------------------


NOTE 15 - EMPLOYEE STOCK AWARD AND OPTION PLANS

We sponsor the 2002 Universal Stock Incentive Plan (the "USIP") and the Amended and Restated Annual Incentive Compensation Plan (the "AICP"). Under the terms of these plans, eligible employees may receive cash and stock awards based on the performance of Franklin Templeton Investments and that of the individual employee. The USIP provides for the issuance of up to 36.0 million shares of our common stock for various stock-related awards, including those related to the AICP. As of September 30, 2004 and prior to considering fiscal 2004 grants, we had approximately 9.3 million shares available for grant under the USIP, including those related to the AICP. In addition to the annual award of stock under the plan, we may award options and other forms of stock-based compensation to some employees. The Compensation Committee of the Board of Directors determines the terms and conditions of awards under the plans. Total stock-based compensation cost during fiscal 2004, 2003, and 2002 was $67.9 million, $37.2 million and $42.1 million.

Information regarding stock options is as follows:

                                           2004                  2003                   2002
                                     ------------------ ---------------------- ---------------------
                                             WEIGHTED               WEIGHTED              WEIGHTED
                                              AVERAGE                AVERAGE               AVERAGE
                                             EXERCISE               EXERCISE              EXERCISE
(shares in thousands)                 SHARES    PRICE       SHARES     PRICE      SHARES     PRICE
------------------------------------ --------- -------- ------------ --------- ----------- ---------
Outstanding, beginning of year        13,289   $36.11       11,679    $37.00       8,397    $36.94
Granted                                1,824   $48.83        3,565    $33.18       4,208    $37.10
Exercised/cancelled                   (3,844)  $36.15       (1,955)   $36.06        (926)   $37.03
Outstanding, end of year              11,269   $38.16       13,289    $36.11      11,679    $37.00
Exercisable, end of year               8,512   $37.29        8,654    $36.40       5,479    $36.66
------------------------------------ --------- -------- ------------ --------- ----------- ---------

The range of exercise prices for these outstanding options at September 30, 2004 was from $31.04 to $49.93. Of the exercisable options, 72% were exercisable at prices ranging from $32.90 to $38.38. The weighted-average remaining contractual life for the options was 6.8 years. Generally, these options vest over a 3-year period and are exercisable for up to 10 years from the grant date.


                                       85
--------------------------------------------------------------------------------

NOTE 16 - EMPLOYEE STOCK INVESTMENT PLAN

We have a qualified, non-compensatory Employee Stock Investment Plan ("ESIP"), which allows participants who meet certain eligibility criteria to buy shares of our common stock at 90% of their market value on defined dates. Our stockholders approved 4 million shares of common stock for issuance under the ESIP. The ESIP is open to substantially all employees of U.S. subsidiaries and some employees of non-U.S. subsidiaries. At September 30, 2004, approximately 2,090,000 shares had been purchased on a cumulative basis under the ESIP at a weighted-average price of $31.52.

In connection with the ESIP, we may, at our election, provide matching grants to participants in the ESIP of whole or partial shares of common stock. While reserving the right to change this determination, we have indicated that we will provide one half-share for each share held by a participant for a minimum period of 18 months. We made our first matching grant in fiscal 2000. During fiscal 2004, 2003, and 2002, we issued approximately 132,000, 104,000 and 85,000 shares at an average market price of $52.24, $39.47 and $35.47.

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

The following table summarizes the funded status and the amounts recognized in the Consolidated Balance Sheets for the Retirement Plan and SERP, under pension benefits, and for the defined healthcare plan, under other benefits.

                                                       PENSION BENEFITS              OTHER BENEFITS
                                                      ------------------            ----------------
(in thousands)                                           2004       2003               2004     2003
-----------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year               $29,516    $31,635             $6,968   $5,094
Service cost                                               --        969                 48       29
Interest cost                                           1,567      1,291                402      320
Participant contributions                                  --         --               (767)      --
Benefits paid                                          (4,789)    (3,823)              (502)    (195)
Actuarial losses (gains)                                3,412       (557)               421      758
Plan amendments                                            --         --                 --      962
-----------------------------------------------------------------------------------------------------
BENEFIT OBLIGATION AT END OF YEAR                     $29,706    $29,515             $6,570   $6,968
-----------------------------------------------------------------------------------------------------


                                       86
--------------------------------------------------------------------------------


                                                       PENSION BENEFITS              OTHER BENEFITS
                                                      ------------------            ----------------
(in thousands)                                         2004            2003             2004     2003
------------------------------------------------------------------------------------------------------
Fair value of plan assets at beginning of year      $15,091         $16,592              $--       $--
Actual return on assets                                 458           1,454               --        --
Employer contributions                                  390             868              502      195
Participant contributions                                --              --               --        --
Benefits paid                                        (4,789)         (3,823)            (502)    (195)
------------------------------------------------------------------------------------------------------
FAIR VALUE OF PLAN ASSETS AT END OF YEAR            $11,150         $15,091              $--       $--
------------------------------------------------------------------------------------------------------

Funded status                                      $(18,556)       $(14,424)         $(6,570) $(6,967)
Unrecognized actuarial loss                              --           1,140              662    1,058
Unrecognized prior service cost (credit)                 --              --              705      961
------------------------------------------------------------------------------------------------------
NET LIABILITY                                      $(18,556)       $(13,284)         $(5,203) $(4,948)
------------------------------------------------------------------------------------------------------

AMOUNTS RECOGNIZED IN THE CONSOLIDATED
  BALANCE SHEETS
Accrued benefit cost recognized                    $(18,556)       $(14,424)         $(5,203) $(4,948)
Intangible asset                                         --              --               --        --
Accumulated other comprehensive income                   --           1,140               --        --
-------------------------------------------------------------------------------------------------------
NET AMOUNT RECOGNIZED                              $(18,556)       $(13,284)         $(5,203) $(4,948)
------------------------------------------------------------------------------------------------------
WEIGHTED-AVERAGE ASSUMPTIONS
Discount rate                                   5.00%/5.06%     5.31%/5.50%            5.75%    6.00%
Expected return on plan assets                        6.00%           8.00%              N/A      N/A
Increase in compensation rate                           N/A             N/A            4.50%    4.50%
------------------------------------------------------------------------------------------------------

The following table summarizes the components of net periodic benefit cost for fiscal 2004, 2003 and 2002 for all plans.

                                                 PENSION BENEFITS                 OTHER BENEFITS
                                            --------------------------       -------------------------
(in thousands)                                2004    2003       2002        2004     2003       2002
--------------------------------------- ---------- --------- --------- ----------- -------- ----------
Service cost                                   $--    $969     $1,781         $48      $29        $40
Interest cost                                1,567   1,291      2,057         402      320        314
Expected return on plan assets                (902)   (774)    (1,497)         --       --         --
Amortization of prior service cost              --    (128)       183         256       --         --
Actuarial losses                             5,681   3,800         --          51       --         --
--------------------------------------- ---------- --------- --------- ----------- -------- ----------
NET PERIODIC BENEFIT COST                   $6,346  $5,158     $2,524        $757     $349       $354
--------------------------------------- ---------- --------- --------- ----------- -------- ----------

During fiscal 2004, we have not made any contribution to the Retirement Plan. Based on our most recent valuation, we anticipate that we will contribute an additional $14.4 million to the Retirement Plan and an additional $4.2 million to the SERP, when final approval of the Retirement Plan termination is received from the Internal Revenue Service. We accrued the benefit liability for this anticipated funding in our financial statements during the fiscal year ended September 30, 2004.

Following the acquisition of Fiduciary Trust, we established an $85.0 million retention pool aimed at retaining key Fiduciary Trust employees, under which employees will receive both cash payments and options. Salaried employees who remain continuously employed through the applicable dates are eligible for compensation under the program. Excluding the value of options granted, the value of the retention plan is $68 million, and is being expensed over a period ranging from one to five years. We expensed $1.6 million, $10.2 million and $25.5


                                       82
--------------------------------------------------------------------------------
million in fiscal 2004, 2003, and 2002, including the acceleration of retention payments related to the September 11, 2001 events as described in Note 19.

NOTE 18 - SEGMENT INFORMATION

We have two operating segments: investment management and banking/finance. We based our operating segment selection process primarily on services offered. The investment management segment derives substantially all its revenues and net income from providing investment advisory, administration, distribution and related services to the Franklin, Templeton, Mutual Series, Bissett, Fiduciary Trust and Darby Overseas sponsored investment products. The banking/finance segment offers selected retail-banking services to high net-worth individuals, foundations and institutions, and consumer lending services. Our consumer lending activities include automotive lending related to the purchase, securitization, and servicing of retail installment sales contracts originated by independent automobile dealerships, consumer credit and debit cards, real estate equity lines, and home equity/mortgage loans.

Financial information for our two operating segments is presented in the table below. Operating revenues of the banking/finance segment are reported net of interest expense and the provision for probable loan losses.

(in thousands)
                                                            INVESTMENT        BANKING/
AS OF AND FOR THE YEAR ENDED SEPTEMBER 30, 2004             MANAGEMENT         FINANCE       TOTALS
---------------------------------------------------------- ------------- --------------- -----------
Assets                                                      $7,402,291        $825,844   $8,228,135
Operating revenues                                           3,380,891          57,317    3,438,208
Interest revenue - inter-segment                                 1,393              --        1,393
September 11, 2001 recovery, net                               (30,277)             --      (30,277)
Interest expense                                                30,658             N/A       30,658
Income before taxes                                            965,614          28,252      993,866
---------------------------------------------------------- ------------- --------------- -----------

AS OF AND FOR THE YEAR ENDED SEPTEMBER 30, 2003
---------------------------------------------------------- ------------- --------------- -----------
Assets                                                      $6,052,324        $918,425   $6,970,749
Operating revenues                                           2,571,253          60,871    2,632,124
Interest revenue - inter-segment                                 2,501              --        2,501
September 11, 2001 recovery, net                                (4,401)             --       (4,401)
Interest expense                                                19,910             N/A       19,910
Income before taxes                                            658,571          41,632      700,203
---------------------------------------------------------- ------------- --------------- -----------

AS OF AND FOR THE YEAR ENDED SEPTEMBER 30, 2002
---------------------------------------------------------- ------------- --------------- -----------
Assets                                                      $5,370,766      $1,051,972   $6,422,738
Operating revenues                                           2,467,412          55,446    2,522,858
Interest revenue - inter-segment                                 5,415              --        5,415
Interest expense                                                12,302             N/A       12,302
Income before taxes                                            546,396          31,879      578,275
---------------------------------------------------------- ------------- --------------- -----------


                                       88
--------------------------------------------------------------------------------

Operating revenues of the banking/finance segment included above were as follows:

(in thousands)

FOR THE YEARS ENDED SEPTEMBER 30,                                 2004            2003        2002
---------------------------------------------------------- ------------- --------------- -----------
Interest on loans                                              $27,957         $31,134     $33,523
Interest and dividends on investment securities                 10,950          18,595      19,804
---------------------------------------------------------- ------------- --------------- -----------
Total interest income                                           38,907          49,729      53,327

Interest on deposits                                             4,420           6,119       9,812
Interest on short-term debt                                        203             436         392
Interest expense - inter-segment                                 1,393           2,501       5,415
---------------------------------------------------------- ------------- --------------- -----------
Total interest expense                                           6,016           9,056      15,619

Net interest income                                             32,891          40,673      37,708
Other income                                                    28,822          33,621      31,628
Provision for probable loan losses                              (5,201)        (13,423)    (13,890)
---------------------------------------------------------- ------------- --------------- -----------
TOTAL OPERATING REVENUES                                       $56,512         $60,871     $55,446
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

Information by geographic area is summarized below:

(in thousands)

FOR THE YEARS ENDED SEPTEMBER 30,                                 2004           2003         2002
--------------------------------------------------------- -------------- -------------- ------------
OPERATING REVENUES
 United States                                              $2,379,108     $1,888,987   $1,773,889
 Canada                                                        230,433        188,531      205,752
 Bahamas                                                       493,504        326,687      319,129
 Europe                                                        104,110         72,467       79,689
 Other                                                         231,053        155,452      144,399
--------------------------------------------------------- -------------- -------------- ------------
 TOTAL                                                      $3,438,208     $2,632,124   $2,522,858
--------------------------------------------------------- -------------- -------------- ------------
PROPERTY AND EQUIPMENT, NET
 United States                                                $420,301       $303,457     $338,763
 Canada                                                          3,546          4,007        5,151
 Bahamas                                                         9,879          6,861        7,299
 Europe                                                          6,268          6,045        6,371
 Other                                                          30,584         36,402       36,588
--------------------------------------------------------- -------------- -------------- ------------
 TOTAL                                                        $470,578       $356,772     $394,172
--------------------------------------------------------- -------------- -------------- ------------


                                       89
--------------------------------------------------------------------------------

NOTE 19 - SEPTEMBER 11, 2001 EVENT

On September 11, 2001, the headquarters of our subsidiary company, Fiduciary Trust, at Two World Trade Center was destroyed in the terrorist attacks on New York City (the "September 11, 2001 Event"). We have since leased office space for Fiduciary Trust in midtown Manhattan, to resume permanent operations. The following table shows the financial impact of the event recognized at September 30, 2004, 2003 and 2002:

(in thousands)                                                          2004        2003      2002
----------------------------------------------------------------- ------------ ----------- ---------
Cumulative September 11, 2001 costs recognized as of end of year     $69,140     $68,945   $64,853
September 11, 2001 (recovery) expense, net                           (30,277)    (4,401)        --
----------------------------------------------------------------- ------------ ----------- ---------

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

NOTE 20 - OTHER INCOME (EXPENSES)

Other income (expenses) for the years ended September 30, 2004, 2003 and 2002 consisted of the following:



(in thousands)                                                    2004          2003           2002
---------------------------------------------------------- ------------- ------------- -------------
CONSOLIDATED SPONSORED INVESTMENT PRODUCTS
Consolidated sponsored investment products net unrealized
  (losses) gains                                                 $(484)       $1,476            $--
Consolidated sponsored investment products net realized
  gains                                                          3,877           169             --
---------------------------------------------------------- ------------- ------------- -------------
  Total                                                          3,393         1,645             --
INVESTMENT AND OTHER INCOME
Dividends                                                       14,778        13,328         12,934
Interest income from banking/finance group                       1,393         2,501          5,415
Other interest income                                           27,301        25,187         32,381
Equity in net income of affiliated companies                    20,605         6,934          1,567
Realized gains on sale of assets                                30,395        15,213          9,183
Realized losses on sale of assets                               (5,771)       (6,639)        (5,201)
Other-than-temporary decline in investments value                   --            --        (60,068)
Foreign exchange gains (losses), net                             4,668        10,069         (5,661)
Other                                                           (3,063)        3,799         14,525
---------------------------------------------------------- ------------- -------------  -------------
  Total                                                         90,306        70,392          5,075
Interest expense                                               (30,658)      (19,910)       (12,302)
---------------------------------------------------------- ------------- -------------  -------------
OTHER INCOME (EXPENSES), NET                                   $63,041       $52,127        $(7,227)
---------------------------------------------------------- ------------- -------------  -------------

During fiscal 2002, we recognized a $60.1 million other-than-temporary decline in value of investments. Substantially all of our dividend income and realized gains (losses) on sale of assets were generated by investments in our sponsored investment products.


                                       90
--------------------------------------------------------------------------------

NOTE 21 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The methods and assumptions used to estimate fair values of our financial instruments are described below (see Note
1).

Due to the short-term nature and liquidity of cash and cash equivalents and receivables, the carrying amounts of these assets in the Consolidated Balance Sheets approximated fair value.

Investment securities, trading are carried at fair value with changes in fair value recognized in our consolidated net income.

Investment securities, available-for-sale are carried at fair market value as required by generally accepted accounting principles in the United States.

Loans held for sale are originated and intended for sale and are carried at the lower of cost or estimated fair value in the aggregate. Estimated fair value is calculated using discounted cash flow analyses. Net unrealized losses, if any, are recognized through a valuation allowance included in other, net revenues.

Loans receivable, net are valued using interest rates that consider the current credit and interest rate risk inherent in the loans and the current economic and lending conditions. The majority of retail-banking loans are at variable rates, which are adjusted periodically. We utilize interest rate swaps to hedge the interest rate risk on those retail-banking loans that are at fixed rates and have maturities longer than one year. As such, the fair value of retail-banking loans approximates their carrying value.

The fair value of loans related to consumer lending are generally estimated using discounted cash flow analyses. For certain consumer lending variable rate loans with no significant credit concerns and frequent repricings, estimated fair values are generally based on the carrying value.

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


                                       91
--------------------------------------------------------------------------------

Quantitative measures established by regulation to ensure capital adequacy require us to maintain a minimum Tier 1 capital and Tier 1 leverage ratio (as defined in the regulations), as well as minimum Tier 1 and Total risk-based capital ratios (as defined in the regulations). Based on our calculations as of September 30, 2004 and 2003, we exceeded the capital adequacy requirements applicable to us as listed below.

                                                                                      MINIMUM FOR
                                                                                      OUR CAPITAL
                                                                                         ADEQUACY
(IN THOUSANDS)                                                   2004        2003       PURPOSES
----------------------------------------------------------------------------------------------------
Tier 1 capital                                             $3,144,919  $2,122,167             N/A
Total risk-based capital                                    3,148,617   2,130,717             N/A
Tier 1 leverage ratio                                             50%         40%              4%
Tier 1 risk-based capital ratio                                   76%         64%              4%
Total risk-based capital ratio                                    76%         64%              8%
----------------------------------------------------------------------------------------------------



                                       92
--------------------------------------------------------------------------------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Franklin Resources, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statement of income, stockholders' equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of Franklin Resources, Inc. and its subsidiaries at September 30, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP

San Francisco, California
December 13, 2004
                                       93
--------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2004. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item with respect to our executive officers is contained in Part I, Item 1 of this Form 10-K under the section, "Executive Officers of the Registrant".

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

The information regarding directors of FRI, including the procedures by which security holders may recommend nominees, members of the Audit Committee, the Audit Committee financial expert, and compliance with Section 16(a) of the Exchange Act, is incorporated by reference from the information provided under the section entitled "Proposal 1: Election of Directors" from our Proxy Statement.

NYSE ANNUAL CO-CEO CERTIFICATION. The Co-CEO's of the Company have previously submitted to the New York Stock Exchange the annual certifications required by
Section 303A.12(a) of the NYSE Corporate Governance Rules.

ITEM 11.   EXECUTIVE COMPENSATION.

The information in the Proxy Statement under the section  entitled  "Proposal 1:
Election of Directors" is incorporated herein by this reference.



                                       94
--------------------------------------------------------------------------------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information about equity compensation plans that have been approved by security holders and plans that have not been approved by security holders.

                     EQUITY COMPENSATION PLAN INFORMATION /1

                                                                                                   NUMBER OF SECURITIES
                                                                                                    REMAINING AVAILABLE
                                                                                                    FOR FUTURE ISSUANCE
                                               NUMBER OF SECURITIES        WEIGHTED-AVERAGE            UNDER EQUITY
                                                 TO BE ISSUED UPON        EXERCISE PRICE OF         COMPENSATION PLANS
                                                    EXERCISE OF              OUTSTANDING                (EXCLUDING
                                               OUTSTANDING OPTIONS,       OPTIONS, WARRANTS        SECURITIES REFLECTED
                                                WARRANTS AND RIGHTS           AND RIGHTS              IN COLUMN (a))
PLAN CATEGORY                                           (a)                      (b)                        (c)
------------------------------------------- -- ---------------------- -- --------------------- --- ------------------------
Equity compensation plans approved by
   security holders /2                               11,268,840 /3               $38.16                    9,977,018 /4

Equity compensation plans not approved by
   security holders                                           0                       0                            0
------------------------------------------- -- ---------------------- -- --------------------- --- ------------------------
Total                                                11,268,840                  $38.16                    9,977,018
------------------------------------------- -- ---------------------- -- --------------------- --- ------------------------


(1) The table includes information for equity compensation plans assumed by the Company in connection with acquisitions of the companies, which originally established those plans.

(2) Consists of the 2002 Universal Stock Incentive Plan (the "2002 Stock Plan") and the 1998 Employee Stock Investment Plan (the "Purchase Plan"). Equity securities granted under the 2002 Stock Plan may include awards contemplated by the Amended and Restated Annual Incentive Compensation Plan and the 2004 Key Executive Incentive Compensation Plan.

(3) Excludes options to purchase accruing under the Company's Purchase Plan. Under the Purchase Plan each eligible employee is granted a separate option to purchase up to 2,000 shares of Common Stock each semi-annual accrual period on January 31 and July 31 at a purchase price per share equal to 90% of the fair market value of the Common Stock on the enrollment date or the exercise date, whichever is lower.

(4) Includes shares available for future issuance under the Purchase Plan. As of September 30, 2004, 1,436,376 of shares of Common Stock were available for issuance under the Purchase Plan.

The information required by this Item with respect to Stock Ownership of Certain Beneficial Owners and Management is incorporated by reference from the information provided under the section entitled "Security Ownership of Principal Shareholders" and "Security Ownership of Management" of our Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is incorporated by reference from the information provided under the section entitled "Proposal 1: Election of Directors - Certain Relationships and Related Transactions" of our Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated by reference from the information provided under the section entitled "Proposal 1: Election of Directors - Fees Paid to Independent Registered Public Accounting Firm" of our Proxy Statement.


                                       95
--------------------------------------------------------------------------------

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Please see the index in Item 8 on page 53 of this Annual Report for a list of the financial statements filed as part of this report.

(a)(2) Please see the index in Item 8 on page 53 of this Annual Report for a list of the financial statement schedules filed as part of this report.

(a)(3)    Exhibits.

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

                                       96
--------------------------------------------------------------------------------

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

                                       97
--------------------------------------------------------------------------------

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


                                       98
--------------------------------------------------------------------------------

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


                                       99
--------------------------------------------------------------------------------

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

          10.60 Representative Amended and Restated Master Management Agreement between Franklin Templeton Investment Corp., as Trustee of mutual funds and Franklin Templeton Investment Corp., as Manager, dated May 31, 2001, incorporated by reference to the 2001 Annual Report

          10.61 Representative Master Management Agreement dated May 31, 2001 between Franklin Templeton Tax Class Corp. and Franklin Templeton Investments Corp., incorporated by reference to the 2001 Annual Report


                                       100
--------------------------------------------------------------------------------

          10.62 Form of Deferred Compensation Agreement for Director's Fees, as amended, incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended March 31, 2002*

          10.63 Franklin Resources, Inc. 1998 Employee Stock Investment Plan as amended by the Board of Directors on October 10, 2002, incorporated by reference to the Company's Report on Form S-8 filed on October 28, 2002*

          10.64 Amended and Restated Five Year Facility Credit Agreement dated June 5, 2002 between Franklin Resources, Inc. and The Several Banks Parties Thereto, Bank of America, N.A. and The Bank of New York, as Co-Syndication Agents, Citicorp USA Inc. and BNP Paribas as Co-Documentation Agents and JP Morgan Chase Bank, as Administrative Agent, incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (the "2002 Annual Report")

          10.65 Amended and Restated 364 Day Facility Credit Agreement dated June 5, 2002 between Franklin Resources, Inc. and The Several Banks Parties Thereto, Bank of America, N.A. and The Bank of New York, as Co-Syndication Agents, Citicorp USA Inc. and BNP Paribas as Co-Documentation Agents and JP Morgan Chase Bank, as Administrative Agent, incorporated by reference to the 2002 Annual Report

          10.66 Settlement Agreement and Release of All Claims dated July 7, 2002 between Franklin Resources, Inc. and Allen J. Gula, Jr., incorporated by reference to the 2002 Annual Report

          10.67 Stock Purchase Agreements dated July 23, 2002 between Templeton Asset Management (India) Private Limited and Pioneer Investment Management, Inc. and various employee shareholders, incorporated by reference to the 2002 Annual Report

          10.68 2002 Universal Stock Incentive Plan as approved by the Board of Directors on October 10, 2002 and the Stockholders at the Annual Meeting held on January 30, 2003, incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended December 31, 2002

          10.69 Amendments dated July 2, 2001, June 10, 2002 and February 3, 2003 to the Managed Operations Services Agreement dated February 6, 2001, between Franklin Templeton Companies, LLC and International Business Machines Corporation, incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended March 31, 2003

          10.70     Representative   Form   of   Franklin   Templeton   Investor
                    Services, LLC Transfer Agent and Shareholder Services Agreement, incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended March 31, 2003

          10.71 Amendments dated July 1, 2003 and September 1, 2003 to the Managed Operations Service Agreement dated February 6, 2001, between Franklin Templeton Companies, LLC and International Business Machines Corporation, incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (the "2003 Annual Report")

          10.72 Purchase Agreement by and among Franklin Resources, Inc., Darby Holdings, Inc. and certain other named parties dated as of August 1, 2003, incorporated by reference to the 2003 Annual Report

          10.73 Amended and Restated 364 Day Facility Credit Agreement dated June 4, 2003 between Franklin Resources, Inc. and The Banks Parties Thereto, Bank of America, N.A. and The Bank of New York, as Co-Syndication Agents, Citicorp USA Inc. and BNP Paribas, as Co-Documentation Agents, and JP Morgan Chase Bank, as Administrative Agent, incorporated by reference to the 2003 Annual Report

          10.74 Settlement and Release Agreement between Franklin Resources, Inc. and Great Northern Insurance Company dated January 15, 2004, incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended March 31, 2004


                                       101
--------------------------------------------------------------------------------

          10.75 Amended and Restated 364 Day Facility Credit Agreement dated June 3, 2004 between Franklin Resources, Inc. and The Banks Parties Thereto, Bank of America, N.A. and The Bank of New York, as Co-Syndication Agents, Citicorp USA Inc. and BNP Paribas, as Co-Documentation Agents, and JP Morgan Chase Bank, as Administrative Agent, incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended June 30, 2004

          10.76 2004 Key Executive Incentive Compensation Plan approved by the Board of Directors on December 11, 2003 and the Stockholders at the Annual Meeting held on January 29, 2004 (the "2004 Annual Meeting"), incorporated by reference to the Company's Proxy Statement filed under cover of Schedule 14A on December 24, 2003*

          10.77 Amended and Restated Annual Incentive Compensation Plan approved by the Board of Directors on December 11, 2003 and the Stockholders at the 2004 Annual Meeting and referenced in the Company's Proxy Statement filed under cover of
                    Schedule 14A on December 24, 2003 in connection with the 2004 Annual Meeting*

          10.78 Form of Restricted Stock Award Agreement and Notice of Restricted Stock Award under the Company's 2002 Universal Stock Incentive Plan, incorporated by reference to the Company's Report on Form 8-K filed with the SEC on November 12, 2004*

          10.79 Form of Stock Option Agreement and Notice of Stock Option Grant under the Company's 2002 Universal Stock Incentive Plan, incorporated by reference to the Company's Report on Form 8-K filed with the SEC on November 12, 2004*

          10.80 Form of Restricted Stock Award Agreement and Notice of Restricted Stock Award under the Company's 2002 Universal Stock Incentive Plan, incorporated by reference to the Company's Report on Form 8-K filed with the SEC on November 19, 2004*

          10.81 Form of Restricted Stock Unit Award Agreement and Notice of Restricted Stock Unit Award under the Company's 2002 Universal Stock Incentive Plan, referenced in the Company's Report on Form 8-K filed with the SEC on November 19, 2004*

          12        Computation of Ratios of Earnings to Fixed Charges

          14        Code of Ethics and Business Conduct

          21        List of Subsidiaries

          23        Consent of Independent Registered Public Accounting Firm

          31.1      Certification of Co-Chief Executive Officer pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002

          31.2      Certification of Co-Chief Executive Officer pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002

          31.3 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32.1 Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

          32.2 Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

          32.3 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

                    * Management/Employment Contract or Compensatory Plan or Arrangement

(b)       See Item 15(a)(3) above.

(c) No separate financial statements are required; schedules are included in Item 8.


                                       102
--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.


Date:   December 13, 2004    By:    /S/ JAMES R. BAIO
                                    -----------------
                                    James R. Baio, Senior Vice President and
                                    Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date:   December 13, 2004    By:    /S/ JAMES R. BAIO
                                    -----------------
                                    James R. Baio, Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Date:   December 13, 2004    By:    /S/ HARMON E. BURNS
                                    -------------------
                                    Harmon E. Burns, Vice Chairman, Member -
                                    Office of the Chairman, and Director

Date:   December 13, 2004    By:    /S/ CHARLES CROCKER
                                    -------------------
                                    Charles Crocker, Director

Date:   December 13, 2004    By:    /S/ MARTIN L. FLANAGAN
                                    ----------------------
                                    Martin L. Flanagan, President and Co-Chief
                                    Executive Officer
                                    (Principal Executive Officer)

Date:   December 13, 2004    By:    /S/ ROBERT D. JOFFE
                                    -------------------
                                    Robert D. Joffe, Director

Date:   December 13, 2004    By:    /S/ CHARLES B. JOHNSON
                                    ----------------------
                                    Charles B. Johnson, Chairman, Member -
                                    Office of the Chairman, and Director

Date:   December 13, 2004    By:    /S/ GREGORY E. JOHNSON
                                    ----------------------
                                    Gregory E. Johnson, President and Co-Chief
                                    Executive Officer
                                    (Principal Executive Officer)

Date:   December 13, 2004    By:    /S/ RUPERT H. JOHNSON, JR.
                                    --------------------------
                                    Rupert H. Johnson, Jr., Vice Chairman,
                                    Member - Office of the Chairman, and
                                    Director

Date:   December 13, 2004    By:    /S/ THOMAS H. KEAN
                                    ------------------
                                    Thomas H. Kean, Director

Date:   December 13, 2004    By:    /S/ CHUTTA RATNATHICAM
                                    ----------------------
                                    Chutta Ratnathicam, Director

Date:   December 13, 2004    By:    /S/ PETER M. SACERDOTE
                                    ----------------------
                                    Peter M. Sacerdote, Director

Date:   December 13, 2004    By:    /S/ LOUIS E. WOODWORTH
                                    ----------------------
                                    Louis E. Woodworth, Director


                                       103
--------------------------------------------------------------------------------

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

                                       104
--------------------------------------------------------------------------------

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

                                       105
--------------------------------------------------------------------------------

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


                                       106
--------------------------------------------------------------------------------

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

                                       107
--------------------------------------------------------------------------------

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

10.60 Representative Amended and Restated Master Management Agreement between Franklin Templeton Investment Corp., as Trustee of mutual funds and Franklin Templeton Investment Corp., as Manager, dated May 31, 2001, incorporated by reference to the 2001 Annual Report

10.61 Representative Master Management Agreement dated May 31, 2001 between Franklin Templeton Tax Class Corp. and Franklin Templeton Investments Corp., incorporated by reference to the 2001 Annual Report

10.62 Form of Deferred Compensation Agreement for Director's Fees, as amended, incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended March 31, 2002*

10.63 Franklin Resources, Inc. 1998 Employee Stock Investment Plan as amended by the Board of Directors on October 10, 2002, incorporated by reference to the Company's Report on Form S-8 filed on October 28, 2002*

10.64 Amended and Restated Five Year Facility Credit Agreement dated June 5, 2002 between Franklin Resources, Inc. and The Several Banks Parties Thereto, Bank of America, N.A. and The Bank of New York, as Co-Syndication Agents, Citicorp USA Inc. and BNP Paribas as Co-Documentation Agents and JP Morgan Chase Bank, as Administrative Agent, incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (the "2002 Annual Report")

10.65 Amended and Restated 364 Day Facility Credit Agreement dated June 5, 2002 between Franklin Resources, Inc. and The Several Banks Parties Thereto, Bank of America, N.A. and The Bank of New York, as Co-Syndication Agents, Citicorp USA Inc. and BNP Paribas as Co-Documentation Agents and JP Morgan Chase Bank, as Administrative Agent, incorporated by reference to the 2002 Annual Report

10.66 Settlement Agreement and Release of All Claims dated July 7, 2002 between Franklin Resources, Inc. and Allen J. Gula, Jr., incorporated by reference to the 2002 Annual Report

10.67 Stock Purchase Agreements dated July 23, 2002 between Templeton Asset Management (India) Private Limited and Pioneer Investment Management, Inc. and various employee shareholders, incorporated by reference to the 2002 Annual Report

10.68 2002 Universal Stock Incentive Plan as approved by the Board of Directors on October 10, 2002 and the Stockholders at the Annual Meeting held on January 30, 2003, incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended December 31, 2002

10.69 Amendments dated July 2, 2001, June 10, 2002 and February 3, 2003 to the Managed Operations Services Agreement dated February 6, 2001, between Franklin Templeton Companies, LLC and International Business Machines Corporation, incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended March 31, 2003

10.70 Representative Form of Franklin Templeton Investor Services, LLC Transfer Agent and Shareholder Services Agreement, incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended March 31, 2003

10.71 Amendments dated July 1, 2003 and September 1, 2003 to the Managed Operations Service Agreement dated February 6, 2001, between Franklin
          Templeton   Companies,   LLC  and   International   Business


                                       108
--------------------------------------------------------------------------------

          Machines Corporation, incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (the "2003 Annual Report")

10.72 Purchase Agreement by and among Franklin Resources, Inc., Darby Holdings, Inc. and certain other named parties dated as of August 1, 2003, incorporated by reference to the 2003 Annual Report

10.73 Amended and Restated 364 Day Facility Credit Agreement dated June 4, 2003 between Franklin Resources, Inc. and The Banks Parties Thereto, Bank of America, N.A. and The Bank of New York, as Co-Syndication Agents, Citicorp USA Inc. and BNP Paribas, as Co-Documentation Agents, and JP Morgan Chase Bank, as Administrative Agent, incorporated by reference to the 2003 Annual Report

10.74 Settlement and Release Agreement between Franklin Resources, Inc. and Great Northern Insurance Company dated January 15, 2004, incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended March 31, 2004

10.75 Amended and Restated 364 Day Facility Credit Agreement dated June 3, 2004 between Franklin Resources, Inc. and The Banks Parties Thereto, Bank of America, N.A. and The Bank of New York, as Co-Syndication Agents, Citicorp USA Inc. and BNP Paribas, as Co-Documentation Agents, and JP Morgan Chase Bank, as Administrative Agent, incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended June 30, 2004

10.76 2004 Key Executive Incentive Compensation Plan approved by the Board of Directors on December 11, 2003 and the Stockholders at the Annual Meeting held on January 29, 2004 (the "2004 Annual Meeting"), incorporated by reference to the Company's Proxy Statement filed under cover of Schedule 14A on December 24, 2003*

10.77 Amended and Restated Annual Incentive Compensation Plan approved by the Board of Directors on December 11, 2003 and the Stockholders at the 2004 Annual Meeting and referenced in the Company's Proxy Statement filed under cover of Schedule 14A on December 24, 2003 in connection with the 2004 Annual Meeting*

10.78 Form of Restricted Stock Award Agreement and Notice of Restricted Stock Award under the Company's 2002 Universal Stock Incentive Plan, incorporated by reference to the Company's Report on Form 8-K filed with the SEC on November 12, 2004*

10.79 Form of Stock Option Agreement and Notice of Stock Option Grant under the Company's 2002 Universal Stock Incentive Plan, incorporated by reference to the Company's Report on Form 8-K filed with the SEC on November 12, 2004*

10.80 Form of Restricted Stock Award Agreement and Notice of Restricted Stock Award under the Company's 2002 Universal Stock Incentive Plan, incorporated by reference to the Company's Report on Form 8-K filed with the SEC on November 19, 2004*

10.81 Form of Restricted Stock Unit Award Agreement and Notice of Restricted Stock Unit Award under the Company's 2002 Universal Stock Incentive Plan, referenced in the Company's Report on Form 8-K filed with the SEC on November 19, 2004*

12        Computation of Ratios of Earnings to Fixed Charges

14        Code of Ethics and Business Conduct

21        List of Subsidiaries

23        Consent of Independent Registered Public Accounting Firm

31.1 Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1      Certification  of  Co-Chief  Executive  Officer  Pursuant to 18 U.S.C.
          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

                                       109
--------------------------------------------------------------------------------

32.2      Certification  of  Co-Chief  Executive  Officer  Pursuant to 18 U.S.C.
          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

          *  Management/Employment Contract or Compensatory Plan or Arrangement


                                       110
--------------------------------------------------------------------------------