Form 10-Q
period 2004-12-31
FRANKLIN RESOURCES INC
filed 2005-02-09
CIK 38777

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For Quarterly Period Ended December 31, 2004
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Outstanding: 250,379,789 shares, common stock, par value $.10 per share, at January 31, 2005.

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS.

FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED                                                                        THREE MONTHS ENDED
                                                                                    DECEMBER 31,
(in thousands, except per share data)                                             2004        2003
-----------------------------------------------------------------------------------------------------
OPERATING REVENUES
  Investment management fees                                                  $566,483    $454,508
  Underwriting and distribution fees                                           340,378     276,249
  Shareholder servicing fees                                                    63,167      61,338
  Consolidated sponsored investment products income, net                           615          26
  Other, net                                                                    15,379      17,545
-----------------------------------------------------------------------------------------------------
  Total operating revenues                                                     986,022     809,666
-----------------------------------------------------------------------------------------------------
OPERATING EXPENSES
  Underwriting and distribution                                                311,422     248,728
  Compensation and benefits                                                    211,507     189,204
  Information systems, technology and occupancy                                 66,805      69,648
  Advertising and promotion                                                     26,108      21,232
  Amortization of deferred sales commissions                                    31,378      22,448
  Amortization of intangible assets                                              4,411       4,402
  Other                                                                         34,307      31,144
-----------------------------------------------------------------------------------------------------
  Total operating expenses                                                     685,938     586,806
-----------------------------------------------------------------------------------------------------
Operating income                                                               300,084     222,860
OTHER INCOME (EXPENSES)
  Consolidated sponsored investment products gains, net                         16,163       4,000
  Investment and other income, net                                              27,389      16,191
  Interest expense                                                              (7,987)     (7,111)
-----------------------------------------------------------------------------------------------------
     Other income, net                                                          35,565      13,080
-----------------------------------------------------------------------------------------------------
  Income before taxes on income and cumulative effect of an accounting change  335,649     235,940
  Taxes on income                                                               95,660      68,423
-----------------------------------------------------------------------------------------------------
  Income before cumulative effect of an accounting change, net of tax          239,989     167,517
  Cumulative effect of an accounting change, net of tax                             --       4,779
-----------------------------------------------------------------------------------------------------
NET INCOME                                                                    $239,989    $172,296
-----------------------------------------------------------------------------------------------------

BASIC EARNINGS PER SHARE
  Income before cumulative effect of an accounting change                        $0.96       $0.68
  Cumulative effect of an accounting change                                         --        0.02
-----------------------------------------------------------------------------------------------------
  NET INCOME                                                                     $0.96       $0.70
-----------------------------------------------------------------------------------------------------

DILUTED EARNINGS PER SHARE
  Income before cumulative effect of an accounting change                        $0.92       $0.65
  Cumulative effect of an accounting change                                         --        0.02
-----------------------------------------------------------------------------------------------------
  NET INCOME                                                                     $0.92       $0.67
-----------------------------------------------------------------------------------------------------

DIVIDENDS PER SHARE                                                             $0.100      $0.085

                  See accompanying notes to the consolidated financial statements.

                                       2
--------------------------------------------------------------------------------


FRANKLIN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
UNAUDITED

                                                                     DECEMBER 31,   SEPTEMBER 30,
(in thousands)                                                               2004            2004
----------------------------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                            $2,912,529      $2,814,184
  Receivables                                                             432,995         406,247
  Investment securities, trading                                          236,457         257,329
  Investment securities, available-for-sale                               519,767         432,665
  Deferred taxes and other                                                143,906         133,787
----------------------------------------------------------------------------------------------------
    Total current assets                                                4,245,654       4,044,212
----------------------------------------------------------------------------------------------------

BANKING/FINANCE ASSETS
  Cash and cash equivalents                                               192,681         103,004
  Loans held for sale, net                                                 40,702          82,481
  Loans receivable, net                                                   314,258         334,676
  Investment securities, available-for-sale                               234,475         265,870
  Other                                                                    45,871          39,813
----------------------------------------------------------------------------------------------------
    Total banking/finance assets                                          827,987         825,844
----------------------------------------------------------------------------------------------------

NON-CURRENT ASSETS
  Investments, other                                                      428,869         388,819
  Deferred sales commissions                                              314,641         299,069
  Property and equipment, net                                             463,894         470,578
  Goodwill                                                              1,388,830       1,381,757
  Other intangible assets, net                                            669,120         671,500
  Receivable from banking/finance group                                     6,253          37,784
  Other                                                                   106,000         108,572
----------------------------------------------------------------------------------------------------
    Total non-current assets                                            3,377,607       3,358,079
----------------------------------------------------------------------------------------------------
    TOTAL ASSETS                                                       $8,451,248      $8,228,135
----------------------------------------------------------------------------------------------------

                 See accompanying notes to the consolidated financial statements.


                                       3
--------------------------------------------------------------------------------


FRANKLIN RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
UNAUDITED

                                                                           DECEMBER 31,    SEPTEMBER 30,
(in thousands, except share data)                                                  2004             2004
-----------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Compensation and benefits                                                    $179,024         $284,483
  Commercial paper                                                              170,000          170,000
  Accounts payable and accrued expenses                                         195,818          249,789
  Commissions                                                                   148,838          128,341
  Income taxes                                                                  111,996           76,862
  Other                                                                          19,591           11,640
-----------------------------------------------------------------------------------------------------------
    Total current liabilities                                                   825,267          921,115
-----------------------------------------------------------------------------------------------------------

BANKING/FINANCE LIABILITIES
  Deposits                                                                      637,750          555,746
  Payable to parent                                                               6,253           37,784
  Other                                                                          58,250           65,187
-----------------------------------------------------------------------------------------------------------
    Total banking/finance liabilities                                           702,253          658,717
-----------------------------------------------------------------------------------------------------------

NON-CURRENT LIABILITIES
  Long-term debt                                                              1,215,774        1,196,409
  Deferred taxes                                                                240,904          236,126
  Other                                                                          35,148           32,895
-----------------------------------------------------------------------------------------------------------
    Total non-current liabilities                                             1,491,826        1,465,430
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
    Total liabilities                                                         3,019,346        3,045,262
-----------------------------------------------------------------------------------------------------------

MINORITY INTEREST                                                                92,570           76,089

COMMITMENTS AND CONTINGENCIES (NOTE 13)

STOCKHOLDERS' EQUITY
  Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued         --               --

  Common stock, $0.10 par value, 500,000,000 shares authorized;
    250,242,679 and 249,680,498 shares issued and outstanding, for
    December 31, 2004 and September 30, 2004                                     25,024           24,968
  Capital in excess of par value                                                256,783          255,137
  Retained earnings                                                           4,966,489        4,751,504
  Deferred compensation                                                         (29,717)              --
  Accumulated other comprehensive income                                        120,753           75,175
-----------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                5,339,332        5,106,784
-----------------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $8,451,248       $8,228,135
-----------------------------------------------------------------------------------------------------------

                       See accompanying notes to the consolidated financial statements.


                                       4
--------------------------------------------------------------------------------


FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
                                                                              THREE MONTHS ENDED
                                                                                 DECEMBER 31,
(in thousands)                                                               2004            2003
----------------------------------------------------------------------------------------------------
NET INCOME                                                               $239,989        $172,296

Adjustments to reconcile net income to net cash
  provided by operating activities:
Increase in receivables, prepaid expenses and other                       (18,439)         (7,978)
Advances of deferred sales commissions                                    (46,949)        (52,886)
Decrease in other current liabilities                                     (26,801)         (2,863)
Provision for governmental investigations, proceedings and actions         (3,257)             --
Increase in deferred income taxes and taxes payable                        29,667          35,036
Increase in commissions payable                                            20,498          13,551
Decrease in accrued compensation and benefits                             (57,732)        (29,302)
Originations of loans held for sale, net                                 (135,470)        (69,926)
Net proceeds from securitization of loans held for sale                   177,249              --
Net change in trading securities                                           23,169          (3,201)
Equity in net income of affiliated companies                               (8,330)         (1,884)
Depreciation and amortization                                              48,704          45,014
Net gains on disposal of assets                                            (2,407)         (3,123)
----------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                 239,891          94,734
----------------------------------------------------------------------------------------------------

Purchase of investments                                                  (267,934)     (1,211,047)
Liquidation of investments                                                168,598       1,218,959
Purchase of banking/finance investments                                      (282)           (614)
Liquidation of banking/finance investments                                 30,174          19,657
Net proceeds from securitization of loans receivable                           --         179,965
Net origination of loans receivable                                        21,165         (25,006)
Net additions of property and equipment                                    (4,795)         (7,747)
Acquisition of subsidiaries, net of cash acquired                              --         (40,766)
----------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities                       (53,074)        133,401
----------------------------------------------------------------------------------------------------

Increase (decrease) in bank deposits                                       82,004            (210)
Exercise of common stock options                                           41,130          78,035
Dividends paid on common stock                                            (21,200)        (18,485)
Purchase of common stock                                                 (117,728)        (12,524)
Increase in debt                                                           26,179          30,637
Payments on debt                                                           (9,180)         (6,507)
----------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                   1,205          70,946
----------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                     188,022         299,081
Cash and cash equivalents, beginning of period                          2,917,188       1,053,695
----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $3,105,210      $1,352,776
----------------------------------------------------------------------------------------------------

                                                                      [Table continued on next page]


                                       5
--------------------------------------------------------------------------------


                                                                      [Table continued on next page]
FRANKLIN RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
                                                                                    THREE MONTHS ENDED
                                                                                       DECEMBER 31,
(in thousands)                                                                     2004            2003
-----------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
  Value of common stock issued, principally restricted stock                    $77,444         $42,562
  Total assets related to the consolidation of certain sponsored
    investment products and a lessor trust, net of deconsolidated assets         (6,953)        212,008
  Total liabilities related to the consolidation of certain sponsored
    investment products and a lessor trust, net of deconsolidated liabilities    (1,738)        215,197
  Fair value of subsidiary assets acquired                                           --          40,899
  Fair value of subsidiary liabilities assumed                                       --           5,778
-----------------------------------------------------------------------------------------------------------

                 See accompanying notes to the consolidated financial statements.



                                       6
--------------------------------------------------------------------------------

                            FRANKLIN RESOURCES, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2004
                                   (Unaudited)

1.   BASIS OF PRESENTATION
     ---------------------

     We have prepared these unaudited interim financial statements of Franklin Resources, Inc. and its consolidated subsidiaries in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Under these rules and regulations, we have shortened or omitted some information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles. We believe that we have made all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown. All adjustments are normal and recurring. You should read these financial statements together with our audited financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2004. Certain amounts for the comparative prior year periods have been reclassified to conform to the financial presentation for and at the period ended December 31, 2004.

2.   NEW ACCOUNTING STANDARDS
     ------------------------

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123R also requires entities to disclose information about the nature of the share-based payment transactions, the method used to estimate fair value of goods and services received or the value of the equity instruments granted, and the effects of those transactions on the financial statements. For public entities that do not file as small business issuers, the revised pronouncement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. For entities that currently apply the fair-value-based method for either recognition or disclosure under the original pronouncement, Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation", the revised statement also applies to the portion of outstanding awards for which the requisite service has not yet been rendered based on the grant-date value of these awards. Retrospective application is permitted. We have not completed our evaluation of the impact of adoption of SFAS 123R on our financial position and results of operation.

     In October 2004, the Emerging Issues Task Force Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" ("EITF 04-8"), was ratified. EITF 04-8 was effective for reporting periods ending after December 15, 2004 and required the restatement of diluted earnings per share for comparative prior year periods. EITF 04-8 required us to include the potential conversion into common stock of our zero coupon convertible senior notes (see Note 11) in the calculation of diluted earnings per share, even if the conditions that must be satisfied to allow conversion have not been met. Its adoption resulted in a decrease in diluted earnings per share of $0.02 for the quarters ended December 31, 2004 and 2003 (See Note 5).

     In December 2004, the FASB issued Staff Position No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP FAS 109-2"). The American Jobs Creation Act of 2004 (the "Act") was signed into law on October 22, 2004. Under a provision of the Act, we may elect to repatriate certain earnings of our foreign-based subsidiaries at a reduced federal tax rate in either of our fiscal years endings September 30, 2005 or September 30, 2006. FSP FAS 109-2 provides guidance on when an enterprise should recognize in its financial statements the effects of the one-time tax benefit of repatriation of foreign earnings under the Act, and specifies interim


                                       7
--------------------------------------------------------------------------------
     disclosure requirements. We are currently evaluating the effect of this repatriation provision; however, we do not expect to complete this evaluation until after the U.S. Congress or the U.S. Department of the Treasury issue additional guidance regarding this provision. The range of possible amounts we are considering for repatriation is between zero and $1.9 billion, and the potential range of income tax associated with amounts subject to the reduced rate is between zero and $117.0 million.

3.   ACQUISITIONS
     ------------

     On October 1, 2003, we acquired the remaining 87.3% interest in Darby Overseas Investments, Ltd. and Darby Overseas Partners, L.P. (collectively "Darby") that we did not own, for an additional cash investment of approximately $75.9 million. The acquisition cost was allocated to tangible net assets acquired ($31.3 million), definite-lived management contracts ($3.4 million) and goodwill ($41.2 million). These definite-lived intangible assets are being amortized over the remaining contractual life of the sponsored investment products, ranging from one to eight years, as of the date of purchase. At September 30, 2003, Darby had approximately $0.9 billion in assets under management relating to private equity, mezzanine and emerging markets fixed-income products.

4.   COMPREHENSIVE INCOME
     --------------------

     The following table computes comprehensive income.

                                                                                THREE MONTHS ENDED
                                                                                   DECEMBER 31,
     (in thousands)                                                            2004           2003
     ------------------------------------------------------------------------------------------------

     Net income                                                            $239,989       $172,296
     Net unrealized gains on investments, net of tax                         18,680         17,777
     Currency translation adjustments                                        26,898         12,789
     ------------------------------------------------------------------------------------------------
     COMPREHENSIVE INCOME                                                  $285,567       $202,862
     ------------------------------------------------------------------------------------------------

5.   EARNINGS PER SHARE
     ------------------

     We computed earnings per share as follows:

                                                                                THREE MONTHS ENDED
                                                                                   DECEMBER 31,
     (in thousands, except per share data)                                     2004           2003
     ------------------------------------------------------------------------------------------------

     Net income                                                            $239,989       $172,296
     Adjusted net income in accordance with EITF 04-8                       242,183        174,443
     ------------------------------------------------------------------------------------------------

     Weighted-average shares outstanding - basic                            250,418        247,758
     Incremental shares from assumed conversions:
         Common stock options                                                 4,002          2,476
         Zero coupon convertible senior notes                                 8,209          8,209
     ------------------------------------------------------------------------------------------------
     Weighted-average shares outstanding - diluted                          262,629        258,443
     ------------------------------------------------------------------------------------------------

     BASIC EARNINGS PER SHARE
     Income before cumulative effect of an accounting change                  $0.96          $0.68
     Cumulative effect of an accounting change                                   --           0.02
     ------------------------------------------------------------------------------------------------
       Net income                                                             $0.96          $0.70
     ------------------------------------------------------------------------------------------------

     DILUTED EARNINGS PER SHARE
     Income before cumulative effect of an accounting change                  $0.92          $0.65
     Cumulative effect of an accounting change                                   --           0.02
     ------------------------------------------------------------------------------------------------
       Net income                                                             $0.92          $0.67
     ------------------------------------------------------------------------------------------------

                                       8
--------------------------------------------------------------------------------

6.   EMPLOYEE STOCK OPTION AND INVESTMENT PLANS
     ------------------------------------------

     Under our stock option plan, we may award options to some employees. In addition, we have a qualified, non-compensatory employee stock investment plan ("ESIP") allowing eligible participants to buy our common stock at 90% of its market value on defined dates and to receive a 50% match of the shares purchased, provided the employee, among other conditions, holds the purchased shares for a defined period. We account for these plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no compensation costs are recognized with respect to stock options granted that have an exercise price equal to the market value of the underlying stock at the date of grant, or with respect to shares purchased at a discount under the ESIP. Matching grants provided to ESIP participants, however, are recognized as expenses during the required holding period.

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


                                                                              THREE MONTHS ENDED
                                                                                  DECEMBER 31,
    (in thousands, except per share data)                                     2004           2003
    ------------------------------------------------------------------------------------------------

    Net income, as reported                                               $239,989       $172,296
    Less: stock-based compensation expense determined under the fair
      value method, net of tax                                              (8,391)       (10,806)
    ------------------------------------------------------------------------------------------------
    PRO FORMA NET INCOME                                                  $231,598       $161,490
    ------------------------------------------------------------------------------------------------
    BASIC EARNINGS PER SHARE
      As reported                                                            $0.96          $0.70
      Pro forma                                                               0.92           0.65
    ------------------------------------------------------------------------------------------------

    Adjusted net income in accordance with EITF 04-8, as reported         $242,183       $174,443
    Less: stock-based compensation expense determined under the fair
      value method, net of tax                                              (8,391)       (10,806)
    ------------------------------------------------------------------------------------------------
    PRO FORMA NET INCOME                                                  $233,792       $163,637
    ------------------------------------------------------------------------------------------------
    DILUTED EARNINGS PER SHARE
      As reported                                                            $0.92          $0.67
      Pro forma                                                               0.89           0.63
    ------------------------------------------------------------------------------------------------

                                       9
--------------------------------------------------------------------------------

7.   CONSOLIDATED SPONSORED INVESTMENT PRODUCTS
     ------------------------------------------

     The following tables present the effect on our consolidated results of operations and financial position of consolidating majority-owned sponsored investment products.

                                                               THREE MONTHS ENDED DECEMBER 31, 2004
                                                          -------------------------------------------
                                                                           SPONSORED
                                                                  BEFORE  INVESTMENT
     (in thousands)                                        CONSOLIDATION    PRODUCTS    CONSOLIDATED
     ------------------------------------------------------------------------------------------------
     OPERATING REVENUES
     Investment management fees                               $567,281         $(798)       $566,483
     Underwriting and distribution fees                        340,449           (71)        340,378
     Shareholder servicing fees                                 63,175            (8)         63,167
     Consolidated sponsored investment products income, net          0           615             615
     Other, net                                                 15,379            --          15,379
     ------------------------------------------------------------------------------------------------
     Total operating revenues                                  986,284          (262)        986,022
     ------------------------------------------------------------------------------------------------
     OPERATING EXPENSES                                        685,938             0         685,938
     ------------------------------------------------------------------------------------------------
     Operating income                                          300,346          (262)        300,084
     ------------------------------------------------------------------------------------------------
     OTHER INCOME (EXPENSES)
     Consolidated sponsored investment product gains, net           --        16,163          16,163
     Investment and other income, net                           32,263        (4,874)         27,389
     Interest expense                                           (7,984)           (3)         (7,987)
     ------------------------------------------------------------------------------------------------
     Other income, net                                          24,279        11,286          35,565
     ------------------------------------------------------------------------------------------------
     Income before taxes on income                             324,625        11,024         335,649
     Taxes on income                                            92,518         3,142          95,660
     ------------------------------------------------------------------------------------------------
     NET INCOME                                               $232,107        $7,882        $239,989
     ------------------------------------------------------------------------------------------------


                                                                     AS OF DECEMBER 31, 2004
                                                         -------------------------------------------
                                                                           SPONSORED
                                                                  BEFORE  INVESTMENT
     (in thousands)                                        CONSOLIDATION    PRODUCTS    CONSOLIDATED
     ------------------------------------------------------------------------------------------------
     ASSETS
     Current assets                                         $4,125,890      $119,764      $4,245,654
     Banking/finance assets                                    827,987            --         827,987
     Non-current assets                                      3,407,649       (30,042)      3,377,607
     ------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                           $8,361,526       $89,722      $8,451,248
     ------------------------------------------------------------------------------------------------
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities                                      $817,020        $8,247        $825,267
     Banking/finance liabilities                               702,253            --         702,253
     Non-current liabilities                                 1,486,828         4,998       1,491,826
     ------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                       3,006,101        13,245       3,019,346
     Minority interest                                          17,909        74,661          92,570
     Total stockholders' equity                              5,337,516         1,816       5,339,332
     ------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $8,361,526       $89,722      $8,451,248
     ------------------------------------------------------------------------------------------------

                                       10
--------------------------------------------------------------------------------

8.   CASH AND CASH EQUIVALENTS
     -------------------------

     Cash and cash equivalents consist of the following:

                                                                           DECEMBER 31,   SEPTEMBER 30,
     (in thousands)                                                                2004            2004
     -----------------------------------------------------------------    --------------- ---------------

     Cash and due from banks                                                   $362,648        $341,891
     Federal funds sold and securities purchased under agreements to resell     135,053          64,029
     Money market funds, time deposits and other                              2,607,509       2,511,268
     -----------------------------------------------------------------    --------------- ---------------
     TOTAL                                                                   $3,105,210      $2,917,188
    -----------------------------------------------------------------    --------------- ---------------

     Federal Reserve Board regulations require reserve balances on deposits to be maintained with the Federal Reserve Banks by banking subsidiaries. Required reserve balances totaled $1.9 million at December 31, 2004 and at September 30, 2004.

9.   SECURITIZATION OF LOANS RECEIVABLE
     ----------------------------------

     From time to time, we enter into auto loan securitization transactions with qualified special purpose entities and record these transactions as sales. The following table shows details of auto loan securitization transactions.

                                                                               THREE MONTHS ENDED
                                                                                   DECEMBER 31,
     (in thousands)                                                            2004            2003
     -------------------------------------------------------------------------------------------------

     Gross sale proceeds                                                   $178,773        $185,071
     Less: net carrying amount of loans sold                                178,105         180,838
     -------------------------------------------------------------------------------------------------
     PRE-TAX GAIN                                                              $668          $4,233
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

     We generally estimate fair value based on the present value of future expected cash flows. The key assumptions used in the present value calculations of our securitization transactions at the date of securitization were as follows:

                                                                               THREE MONTHS ENDED
                                                                                   DECEMBER 31,
                                                                               2004            2003
     -------------------------------------------------------------------------------------------------

     Excess cash flow discount rate (annual rate)                             12.0%           12.0%
     Cumulative life loss rate                                                 3.7%            3.4%
     Pre-payment speed assumption (average monthly rate)                       1.5%            1.8%
     -------------------------------------------------------------------------------------------------

     We determined these assumptions using data from comparable transactions, historical information and management's estimate. Interest-only strip receivables are generally restricted assets and subject to limited recourse provisions.


                                       11
--------------------------------------------------------------------------------

     We generally estimate the fair value of the interest-only strips at each period-end based on the present value of future expected cash flows, consistent with the methodology used at the date of securitization. The following shows the carrying value and the sensitivity of the interest-only strip receivable to hypothetical adverse changes in the key economic assumptions used to measure fair value:

                                                                      DECEMBER 31,   SEPTEMBER 30,
     (in thousands)                                                           2004            2004
     ---------------------------------------------------------------- --------------- ---------------

     CARRYING AMOUNT/FAIR VALUE OF INTEREST-ONLY STRIPS                    $31,555         $31,808

     EXCESS CASH FLOW DISCOUNT RATE (ANNUAL RATE)                            12.0%           12.0%
        Impact on fair value of 10% adverse change                           $(457)          $(240)
        Impact on fair value of 20% adverse change                            (900)           (476)

     CUMULATIVE LIFE LOSS RATE                                                3.7%            3.9%
        Impact on fair value of 10% adverse change                         $(2,417)        $(2,677)
        Impact on fair value of 20% adverse change                          (4,837)         (5,354)

     PRE-PAYMENT SPEED ASSUMPTION (AVERAGE MONTHLY RATE)                      1.8%            1.8%
        Impact on fair value of 10% adverse change                         $(3,282)        $(3,479)
        Impact on fair value of 20% adverse change                          (6,540)         (6,894)
     ------------------------------------------------------------------------------------------------

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

                                                                              THREE MONTHS ENDED
                                                                                  DECEMBER 31,
     (in thousands)                                                           2004            2003
     ------------------------------------------------------------------------------------------------

     Servicing fees received                                                $3,291          $3,089
     Other cash flows received                                               5,900           5,465
     Purchase of loans from trusts                                         (12,113)           (378)
     ------------------------------------------------------------------------------------------------

     Amounts payable to the trustee related to loan principal and interest collected on behalf of the trusts of $39.7 million at December 31, 2004, and $40.6 million at September 30, 2004, are included in other banking/finance liabilities.

     The securitized loan portfolio that we manage and the related delinquencies were as follows:

                                                                      DECEMBER 31,   SEPTEMBER 30,
     (in thousands)                                                           2004            2004
     ------------------------------------------------------------------------------------------------

     Securitized loans held by securitization trusts                      $844,824        $768,936
     Delinquencies                                                          15,628          13,301
     ------------------------------------------------------------------------------------------------

     Net charge-offs on the securitized loan portfolio were $3.5 million and $5.1 million for the three months ended December 31, 2004 and 2003.


                                       12
--------------------------------------------------------------------------------

10.  GOODWILL AND OTHER INTANGIBLE ASSETS
     ------------------------------------

     Goodwill and indefinite-lived intangible assets, including those acquired before initial application of Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets", are not amortized but are tested for impairment at least annually.

     All of our goodwill and intangible assets, including those arising from the purchase of Fiduciary Trust Company International ("Fiduciary Trust") in April 2001, relate to our investment management operating segment. Non-amortized intangible assets represent the value of management contracts related to certain of our sponsored investment products that are indefinite-lived.

     We completed our latest annual impairment testing of goodwill and indefinite-lived and definite-lived intangible assets during the quarter ended March 31, 2004, and we determined that there was no impairment in the value of these assets as of October 1, 2003.

     Intangible assets, other than goodwill were as follows:

                                                            GROSS                              NET
                                                         CARRYING       ACCUMULATED       CARRYING
     (in thousands)                                        AMOUNT      AMORTIZATION         AMOUNT
     ------------------------------------------------------------------------------------------------

     BALANCE, DECEMBER 31, 2004
     Amortized intangible assets:
       Customer base                                     $233,526         $(58,719)       $174,807
       Other                                               34,933          (22,248)         12,685
     ------------------------------------------------------------------------------------------------
                                                          268,459          (80,967)        187,492

     Non-amortized intangible assets
       Management contracts                               481,628               --         481,628
     ------------------------------------------------------------------------------------------------
         TOTAL                                           $750,087         $(80,967)       $669,120
     ------------------------------------------------------------------------------------------------

     BALANCE, SEPTEMBER 30, 2004
     Amortized intangible assets
       Customer base                                     $233,205         $(54,716)       $178,489
       Other                                               34,933          (21,730)         13,203
     ------------------------------------------------------------------------------------------------
                                                          268,138          (76,446)        191,692

     Non-amortized intangible assets
       Management contracts                               479,808               --         479,808
     ------------------------------------------------------------------------------------------------
        TOTAL                                            $747,946         $(76,446)       $671,500
    ------------------------------------------------------------------------------------------------

     Estimated amortization expense for each of the next 5 fiscal years is as follows:

                                                                        FOR THE FISCAL YEARS ENDING
     (in thousands)                                                                   SEPTEMBER 30,
     ------------------------------------------------------------------ -----------------------------

     2005                                                                                   $17,039
     2006                                                                                    17,039
     2007                                                                                    17,039
     2008                                                                                    17,039
     2009                                                                                    17,039
     ------------------------------------------------------------------ -----------------------------


                                       13
--------------------------------------------------------------------------------

     The change in the carrying value of goodwill was as follows:

     (in thousands)
     ------------------------------------------------------------------------------------------------

     Goodwill as of September 30, 2004                                                  $1,381,757
     Foreign currency movements                                                              7,073
     ------------------------------------------------------------------------------------------------
     GOODWILL AS OF DECEMBER 31, 2004                                                   $1,388,830
     ------------------------------------------------------------------------------------------------

11.  DEBT
     ----

     Outstanding debt consisted of the following:

                                                                        DECEMBER 31,  SEPTEMBER 30,
     (in thousands)                                                             2004           2004
     ------------------------------------------------------------------------------------------------

     CURRENT
      Federal funds purchased                                                   $250            $--
      Federal Home Loan Bank advances                                             --          6,000
      Commercial paper                                                       170,000        170,000
     ----------------------------------------------------------------- --------------- --------------
                                                                             170,250        176,000
     NON-CURRENT
      Convertible Notes (including accrued interest)                         532,599        530,120
      Medium Term Notes                                                      420,000        420,000
      Other                                                                  263,175        246,289
     ----------------------------------------------------------------- --------------- --------------
                                                                           1,215,774      1,196,409
     ----------------------------------------------------------------- --------------- --------------
     TOTAL DEBT                                                           $1,386,024     $1,372,409
     ----------------------------------------------------------------- --------------- --------------

     Federal funds purchased are included in deposits and Federal Home Loan Bank advances are included in other liabilities of the banking/finance operating segment.

     On December 31, 2003, we recognized a $164.9 million five-year note facility that was used to finance the construction of our corporate headquarters campus under the guidance of FIN 46-R. In September 2004, we purchased the headquarters campus from the lessor trust that held these assets, and we issued $170.0 million of commercial paper to finance the transaction.

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

     Other long-term debt consists primarily of deferred commission liabilities recognized in relation to U.S. deferred commission assets financed by Lightning Finance Company Limited ("LFL") that were not sold by LFL in a securitization transaction as of December 31, 2004 and September 30, 2004.

                                       14
--------------------------------------------------------------------------------

12.  PENSIONS AND OTHER POST-RETIREMENT BENEFITS
     -------------------------------------------

     Fiduciary Trust has a noncontributory retirement plan (the "Retirement Plan") covering substantially all its employees hired before we acquired it. Fiduciary Trust also maintains a nonqualified supplementary executive retirement plan ("SERP") to pay defined benefits in excess of limits imposed by Federal tax law to participants in the retirement plan who attain age 55 and ten years of service as of the plan termination date. In April 2003, the Board of Directors of Fiduciary Trust approved a resolution to terminate both the Retirement Plan and the SERP as of June 30, 2003. In December 2003, Fiduciary Trust filed for approval of the Retirement Plan termination with the Internal Revenue Service. As of December 31, 2004, the Internal Revenue Service has not approved the Retirement Plan termination, and therefore, a curtailment gain (loss) has not yet been recorded in accordance with Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits".

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

                                                      PENSION BENEFITS            OTHER BENEFITS
                                                -----------------------------------------------------
                                                      THREE MONTHS ENDED       THREE MONTHS ENDED
                                                          DECEMBER 31,              DECEMBER 31,
     (in thousands)                                    2004          2003         2004        2003
     ------------------------------------------------------------------------------------------------

     Service cost                                       $--          $242          $12          $7
     Interest cost                                      392           323          101          80
     Expected return on plan assets                    (226)         (193)          --          --
     Amortization of prior service costs                 --           (32)          64          --
     Amortization of net loss                         1,420           950           13          --
     ------------------------------------------------------------------------------------------------
     NET PERIODIC BENEFIT COST                       $1,586        $1,290         $190         $87
     ------------------------------------------------------------------------------------------------

     In the three months ended December 31, 2004, we have not made any contribution to the Retirement Plan. Based on our most recent valuation, we anticipate that we will contribute an additional $14.4 million to the Retirement Plan and an additional $4.2 million to the SERP, when final approval of the Retirement Plan termination is received from the Internal Revenue Service. The benefit liability for this anticipated funding has been accrued in our financial statements as of September 30, 2004.

13.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

     GUARANTEES

     Under Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", we are required to recognize in our financial statements a liability for the fair value of any guarantees issued or modified after December 31, 2002 as well as make additional disclosures about existing guarantees.

     In relation to the auto loan securitization transactions that we have entered into with a number of qualified special purpose entities, we are obligated to cover shortfalls in amounts due to the holders of the notes up to certain levels as specified under the related agreements. As of December 31, 2004, the maximum potential amount of future payments related to these obligations was $29.5 million. In addition, our Consolidated Balance Sheet at December 31, 2004 included a $0.5 million liability to reflect the fair value of certain additional obligations arising from auto securitization transactions.

     At December 31, 2004, our banking/finance operating segment had issued financial standby letters of credit totaling $2.6 million on which beneficiaries would be able to draw upon in the event of non-performance by our customers, primarily in relation to lease and lien obligations of these banking customers. These standby

                                       15
--------------------------------------------------------------------------------
     letters of credit, issued prior to January 1, 2003, were secured by marketable securities with a fair value of $2.2 million as of December 31, 2004 and commercial real estate.

     GOVERNMENTAL INVESTIGATIONS, PROCEEDINGS AND ACTIONS

     INVESTIGATIONS. As part of various investigations by a number of federal, state, and foreign regulators and governmental entities, including the Securities and Exchange Commission ("SEC"), the California Attorney General's Office ("CAGO"), and the National Association of Securities Dealers, Inc. ("NASD"), relating to certain practices in the mutual fund industry, including late trading, market timing and marketing support payments to securities dealers who sell fund shares, Franklin Resources, Inc. and certain of its subsidiaries (as used in this section, together, the "Company"), as well as certain current or former executives and employees of the Company, received subpoenas and/or requests for documents, information and/or testimony. The Company and its current employees provided documents and information in response to those requests and subpoenas.

     Franklin Templeton Investments Corp. ("FTIC"), a Company subsidiary and the investment manager of Franklin Templeton's Canadian mutual funds, has been cooperating with and responding to requests for information from the Ontario Securities Commission (the "OSC") relating to the OSC's review of frequent trading practices within the Canadian mutual fund industry. On December 10, 2004, FTIC received a letter indicating that the staff of the OSC is contemplating enforcement proceedings against FTIC before the OSC. In its letter, the OSC staff expressed the view that, over the period of February 1999 to February 2003, there were certain accounts that engaged in a frequent trading market timing strategy in certain funds being managed by FTIC. The letter also gave FTIC the opportunity to respond to the issues raised in the letter and to provide the OSC staff with additional information relevant to those matters. The Company has entered into discussions with the OSC staff in an effort to resolve the issues raised in the OSC's review. The Company cannot predict the likelihood of whether those discussions will result in a settlement or the terms or amount of any such settlement. Should a settlement be reached, the amount could be material to the Company's financial results.

     On December 9, 2004, the enforcement staff of the NASD informed the Company that it had made a preliminary determination to recommend a disciplinary proceeding against Franklin/Templeton Distributors, Inc. ("FTDI"), alleging that FTDI violated certain NASD rules by the use of directed brokerage commissions to pay for sales and marketing support. The enforcement staff has since advised the Company that it has determined not to recommend a disciplinary proceeding against FTDI and has concluded its investigation of this matter. Separately, FTDI has also received a letter from the NASD staff advising of its preliminary determination to recommend a disciplinary proceeding against FTDI alleging violation of certain NASD rules relating to FTDI's Top Producers program. The Company believes that any such charges are unwarranted and has responded with a submission as to why such action is not warranted. As of the date of this filing, the NASD staff has not taken any further action.

     SETTLEMENTS. Beginning in August 2004, the Company entered into settlements with certain regulators investigating the mutual fund industry practices noted above. The Company believes that settlement of each of the matters described in this section is in the best interest of the Company and shareholders of the Franklin Templeton mutual funds (the "Funds").

     On August 2, 2004, Franklin Resources, Inc. announced that its subsidiary, Franklin Advisers, Inc. ("Franklin Advisers") reached an agreement with the SEC that resolved the issues resulting from the previously disclosed SEC investigation into market timing activity. In connection with that agreement, the SEC issued an "Order Instituting Administrative and Cease-and-Desist Proceedings Pursuant to Sections 203(e) and 203(k) of the Investment Advisers Act of 1940 and Sections 9(b) and 9(f) of the
     Investment Company Act of 1940, Making Findings and Imposing Remedial Sanctions and a Cease-and-Desist Order" (the "Order"). The SEC's Order concerned the activities of a limited number of third parties that ended in 2000 and those that were the subject of the first Massachusetts administrative complaint described below.

     Under the terms of the SEC's Order, pursuant to which Franklin Advisers neither admitted nor denied any of the findings contained therein, Franklin Advisers agreed to pay $50 million to be distributed to shareholders of certain of the Funds, of which $20 million was a civil penalty. The settlement and related legal and distribution costs of $60 million ($45.6 million, net of taxes) were recorded as a charge to income in the fiscal quarter ended March 31, 2004.

                                       16
--------------------------------------------------------------------------------

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

     On September 20, 2004, Franklin Resources, Inc. announced that two of its subsidiaries, Franklin Advisers and Franklin Templeton Alternative Strategies, Inc. ("FTAS"), reached an agreement with the Securities Division of the Office of the Secretary of the Commonwealth of Massachusetts (the "State of Massachusetts") related to its administrative complaint filed on February 4, 2004, concerning one instance of market timing that was also a subject of the August 2, 2004 settlement that Franklin Advisers reached with the SEC, as described above. Under the terms of the settlement consent order issued by the State of Massachusetts, Franklin Advisers and FTAS consented to the entry of a cease-and-desist order and agreed to pay a $5 million administrative fine to the State of Massachusetts (the "Massachusetts Consent Order"). The Company recorded this expense in the quarter ended September 30, 2004. The Massachusetts Consent Order included two different sections: "Statements of Fact" and "Violations of Massachusetts Securities Laws." Franklin Advisers and FTAS admitted the facts in the Statements of Fact.

     On October 25, 2004, the State of Massachusetts filed a second administrative complaint, alleging that Franklin Resources, Inc.'s Form 8-K filing (in which it described the Massachusetts Consent Order and stated that "Franklin did not admit or deny engaging in any wrongdoing") failed to state that Franklin Advisers and FTAS admitted the Statements of Fact portion of the Massachusetts Consent Order (the "Second Complaint"). Franklin Resources, Inc. reached a second agreement with the State of Massachusetts on November 19, 2004, resolving the Second Complaint. As a result of the November 19, 2004 settlement, Franklin Resources, Inc. filed a new Form 8-K. The terms of the Massachusetts Consent Order did not change and there was no monetary fine associated with this second settlement.

     On November 17, 2004, Franklin Resources, Inc. announced that FTDI reached an agreement with the CAGO, resolving the issues resulting from the CAGO's investigation concerning sales and marketing support payments. Under the terms of the settlement, FTDI neither admitted nor denied the allegations in the CAGO's complaint and agreed to pay $2 million to the State of California as a civil penalty, $14 million to the Funds, to be allocated by an independent distribution consultant to be paid for by FTDI, and $2 million to the CAGO for its investigative costs. The Company's results for the quarter and fiscal year ended September 30, 2004 included a charge to income of $18.5 million ($12.2 million, net of tax) related to this settlement.

     On December 13, 2004, Franklin Resources, Inc. announced that its subsidiaries FTDI and Franklin Advisers reached an agreement with the SEC, resolving the issues resulting from the SEC's investigation concerning marketing support payments to securities dealers who sell Fund shares. In connection with that agreement, the SEC issued an "Order Instituting Administrative and Cease-and-Desist Proceedings, Making Findings, and Imposing Remedial Sanctions Pursuant to Sections 203(e) and 203(k) of the Investment Advisers Act of 1940, Sections 9(b) and 9(f) of the Investment Company Act of 1940, and Section 15(b) of the Securities Exchange Act of 1934" (the "Second Order").

     Under the terms of the Second Order, in which FTDI and Franklin Advisers neither admitted nor denied the findings contained therein, they agreed to pay the Funds a penalty of $20 million and disgorgement of $1 (one dollar). FTDI and Franklin Advisers also agreed to implement certain measures and undertakings relating to marketing support payments to broker-dealers for the promotion or sale of Fund shares, including making additional disclosures in the Funds' Prospectuses and Statements of Additional Information. The Second Order further requires the appointment of an independent distribution consultant, at the Company's expense, who shall develop a plan for the distribution of the penalty and disgorgement to

                                       17
--------------------------------------------------------------------------------
     the Funds. The Company recorded a charge of $21.5 million ($17.3 million, net of taxes) in its fiscal quarter ended June 30, 2004 related to this matter.

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

     The Company found no instances of inappropriate mutual fund trading by any portfolio manager, investment analyst or officer of Franklin Resources, Inc. As previously disclosed, the Company identified some instances of frequent trading in shares of certain Funds by a few current or former employees in their personal 401(k) plan accounts. These individuals included one trader and one officer of the Funds. Pending our further inquiry, these two individuals were placed on administrative leave and the officer resigned from his positions with the Funds. The independent directors of the Funds and the Company also retained independent outside counsel to review these matters and to report their findings and recommendations. Based on independent counsel's findings and recommendations, the Company reinstated the trader. The independent counsel concluded that some instances of the former Fund officer's trading violated Company policy, and the Company was prepared to institute appropriate disciplinary action. Subsequently, the former Fund officer resigned from his employment with the Company. The Company does not believe there were any losses to the Funds as a result of this trading.

     OTHER LEGAL PROCEEDINGS

     In addition, the Company and certain Funds, current and former officers, employees, and directors have been named in multiple lawsuits in different federal courts in Nevada, California, Illinois, New York, and Florida, alleging violations of various federal securities laws and seeking, among other relief, monetary damages, restitution, removal of Fund trustees, directors, advisers, administrators, and distributors, rescission of management contracts and 12b-1 Plans, and/or attorneys' fees and costs. Specifically, the lawsuits claim breach of duty with respect to alleged arrangements to permit market timing and/or late trading activity, or breach of duty with respect to the valuation of the portfolio securities of certain Templeton Funds managed by Franklin Resources, Inc. subsidiaries, resulting in alleged market timing activity. The majority of these lawsuits duplicate, in whole or in part, the allegations asserted in the February 4, 2004 Massachusetts administrative complaint and the findings in the SEC's August 2, 2004 Order, as described above. The lawsuits are styled as class actions, or derivative actions on behalf of either the named Funds or Franklin Resources, Inc.

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

     As of February 8, 2005, the following federal lawsuits are pending against the Company (and in some instances, against certain officers, directors and/or Funds) and have been transferred to the MDL:

     Kenerley v. Templeton Funds, Inc., et al., Case No. 03-770 GPM, filed on November 19, 2003 in the United States District Court for the Southern District of Illinois; Cullen v. Templeton Growth Fund, Inc., et al., Case No. 03-859 MJR, filed on December 16, 2003 in the United States District Court for the Southern District of Illinois and transferred to the United States District Court for the Southern District of Florida on March 29, 2004; Jaffe v. Franklin AGE High Income Fund, et al., Case No. CV-S-04-0146-PMP-RJJ, filed on February 6, 2004 in the United States District Court for the District of Nevada; Lum v. Franklin Resources, Inc., et al., Case No. C 04 0583 JSW, filed on February 11, 2004 in the United States District Court for the Northern District of California; Fischbein v. Franklin AGE High Income Fund, et al., Case No. C 04 0584 JSW, filed on
     February 11, 2004 in the United States District Court for the Northern District of California; Beer v. Franklin AGE High Income Fund, et al., Case No. 8:04-CV-249-T-26 MAP, filed on February 11, 2004 in the United States District Court for the Middle District of Florida; Bennett v. Franklin

                                       18
--------------------------------------------------------------------------------

     Resources, Inc., et al., Case No. CV-S-04-0154-HDM-RJJ, filed on February 12, 2004 in the United States District Court for the District of Nevada; Dukes v. Franklin AGE High Income Fund, et al., Case No. C 04 0598 MJJ, filed on February 12, 2004, in the United States District Court for the Northern District of California; McAlvey v. Franklin Resources, Inc., et al., Case No. C 04 0628 PJH, filed on February 13, 2004 in the United States District Court for the Northern District of California; Alexander v. Franklin AGE High Income Fund, et al., Case No. C 04 0639 SC, filed on
     February 17, 2004 in the United States District Court for the Northern District of California; Hugh Sharkey IRA/RO v. Franklin Resources, Inc., et al., Case No. 04 CV 1330, filed on February 18, 2004 in the United States District Court for the Southern District of New York; D'Alliessi v. Franklin AGE High Income Fund, et al., Case No. C 04 0865 SC, filed on March 3, 2004 in the United States District Court for the Northern District of California; Marcus v. Franklin Resources, Inc., et al., Case No. C 04 0901 JL, filed on March 5, 2004 in the United States District Court for the Northern District of California; Banner v. Franklin Resources, Inc., et al., Case No. C 04 0902 JL, filed on March 5, 2004 in the United States District Court for the Northern District of California; Denenberg v. Franklin Resources, Inc., et al., Case No. C 04 0984 EMC, filed on March 10, 2004 in the United States District Court for the Northern District of California; Hertz v. Burns, et al., Case No. 04 CV 02489, filed on March 30, 2004 in the United States District Court for the Southern District of New York.

     Plaintiffs in the MDL filed consolidated amended complaints on September 29, 2004. It is anticipated that defendants will file motions to dismiss in the coming months, with a hearing scheduled for June 2005.

     As previously reported, various subsidiaries of Franklin Resources, Inc., as well as certain Templeton Fund registrants, have also been named in multiple class action lawsuits filed in state courts in Illinois, alleging breach of duty with respect to the valuation of the portfolio securities of certain Templeton Funds managed by such subsidiaries, and seeking, among other relief, monetary damages and attorneys' fees and costs, as follows:

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

     In addition, FTIC has been named in two class action market timing lawsuits in Canada, seeking, among other relief, monetary damages, an order barring any increase in management fees for a period of two years following judgment, and/or attorneys' fees and costs, as follows: Huneault v. AGF Funds, Inc., et al., Case No. 500-06-000256-046, filed on October 25, 2004 in the Superior Court for the Province of Quebec, District of Montreal, and Heinrichs, et al. v. CI Mutual Funds, Inc., et al., Case No. 04-CV-29700, filed on December 17, 2004 in the Ontario Superior Court of Justice.

     As previously reported, the Company, as well as certain current and former officers, employees, and directors, have been named in multiple lawsuits alleging violations of various securities laws and pendent state law claims relating to the disclosure of directed brokerage payments and/or payment of allegedly excessive advisory, commission, and distribution fees, and seeking, among other relief, monetary damages, restitution, rescission of advisory contracts, including recovery of all fees paid pursuant to those contracts, an accounting of all monies paid to the named advisers, declaratory relief, injunctive relief, and/or attorneys' fees and costs. These lawsuits are styled as class actions or derivative actions brought on behalf of certain Funds, and are as follows:

     Stephen Alexander IRA v. Franklin Resources, Inc., et al., Case No. 04-982 JLL, filed on March 2, 2004 in the United States District Court for the District of New Jersey; Strigliabotti v. Franklin Resources, Inc., et al., Case No. C 04 0883 SI, filed on March 4, 2004 in the United States District Court for the Northern District of California; Tricarico v. Franklin Resources, Inc., et al., Case No. CV-04-1052 JAP, filed on March 4, 2004 in the United States District Court for the District of New Jersey; Miller v. Franklin Mutual Advisors, LLC, et al., Case No. 04-261 DRH, filed on April 16, 2004 in the United States District Court for the Southern District of Illinois and transferred to the United States District Court for the District of New Jersey on August 5, 2004 (plaintiffs voluntarily dismissed this action, without prejudice, on October 22,


                                       19
--------------------------------------------------------------------------------

     2004); Wilcox v. Franklin Resources, Inc., et al., Case No. 04-2258 WHW, filed on May 12, 2004 in the United States District Court for the District of New Jersey; Bahe, Custodian CGM Roth Conversion IRA v. Franklin/Templeton Distributors, Inc., et al., Case No. 04-11195 PBS, filed on June 3, 2004 in the United States District Court for the District of Massachusetts.

     The United States District Court for the District of New Jersey consolidated for pretrial purposes three of the above lawsuits (Stephen Alexander IRA, Tricarico, and Wilcox) into a single action, entitled "In re Franklin Mutual Funds Fee Litigation." Plaintiffs in those three lawsuits filed a consolidated amended complaint (the "Complaint") on October 4, 2004. Defendants filed a motion to dismiss the Complaint on November 19, 2004. It is anticipated that the matter will be heard in the coming months.

     Management strongly believes that the claims made in each of the lawsuits identified above are without merit and intends to vigorously defend against them. The Company cannot predict with certainty, however, the eventual outcome of the remaining governmental investigations or private lawsuits, nor whether they will have a material negative impact on the Company. Public trust and confidence are critical to the Company's business and any material loss of investor and/or client confidence could result in a significant decline in assets under management by the Company, which would have an adverse effect on future financial results. If the Company finds that it bears responsibility for any unlawful or inappropriate conduct that caused losses to our Funds, it is committed to making the Funds or their shareholders whole, as appropriate. The Company is committed to taking all appropriate actions to protect the interests of its Funds' shareholders.

     In addition, pending regulatory and legislative actions and reforms affecting the mutual fund industry may significantly increase the Company's costs of doing business and/or negatively impact its revenues, either of which could have a material negative impact on the Company's financial results.

     OTHER COMMITMENTS AND CONTINGENCIES

     Under FIN 46-R, we have determined that we are a significant variable interest holder in a number of sponsored investment products as well as in LFL, a company established in Ireland to provide deferred commission assets financing. As of December 31, 2004, total assets of sponsored investment products in which we held a significant interest were approximately $2,100.2 million and our exposure to loss as a result of our interest in these products was $277.6 million. LFL had approximately $541.0 million in total assets at December 31, 2004. Our exposure to loss related to our investment in LFL was limited to the carrying value of our investment in and loans to LFL, and interest and fees receivable from LFL aggregating approximately $55.7 million. This amount represents our maximum exposure to loss and does not reflect our estimate of the actual losses that could result from adverse changes.

     In July 2003, we renegotiated an agreement to outsource management of our data center and distributed server operations, originally signed in February 2001. We may terminate the amended agreement any time after July 1, 2006 by incurring a termination charge. The maximum termination charge payable will depend on the termination date of the amended agreement, the service levels before our termination of the agreement, costs incurred by our service provider to wind-down the services and costs associated with assuming equipment leases. As of December 31, 2004, we estimate that the termination fee payable in July 2006, not including costs associated with assuming equipment leases, would approximate $14.1 million and would decrease each month for the subsequent two years, reaching a payment of approximately $2.2 million in July 2008.

     At December 31, 2004, our banking/finance operating segment had commitments to extend credit aggregating $241.2 million, primarily under credit card lines.

     We lease office space and equipment under long-term operating leases. As of December 31, 2004, there were no material changes in leasing arrangements that would have a significant effect on future minimum lease payments reported in our Annual Report on Form 10-K for the year ended September 30, 2004.

14.  COMMON STOCK REPURCHASES
     ------------------------

     During the three months ended  December 31, 2004,  we purchased and retired
     1.8 million shares at a cost of $117.7 million. At December 31, 2004, approximately 11.5 million shares remained available for


                                       20
--------------------------------------------------------------------------------
     repurchase under board authorizations. During the three months ended December 31, 2003, we purchased and retired 0.3 million shares at a cost of $12.5 million.

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

                                                                                THREE MONTHS ENDED
                                                                                   DECEMBER 31,
    (in thousands)                                                               2004        2003
    ------------------------------------------------------------------------------------------------

    OPERATING REVENUES
    Investment management                                                    $973,609    $794,748
    Banking/finance                                                            12,413      14,918
    ------------------------------------------------------------------------------------------------
    TOTAL                                                                    $986,022    $809,666
    ------------------------------------------------------------------------------------------------

    INCOME BEFORE TAXES AND CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE
    Investment management                                                    $329,777    $228,061
    Banking/finance                                                             5,872       7,879
    ------------------------------------------------------------------------------------------------
    TOTAL                                                                    $335,649    $235,940
    ------------------------------------------------------------------------------------------------

     Operating segment assets were as follows:

                                                                    DECEMBER 31,    SEPTEMBER 30,
     (in thousands)                                                         2004             2004
     ------------------------------------------------------------------------------------------------

     Investment management                                             $7,623,261       $7,402,291
     Banking/finance                                                      827,987          825,844
     ------------------------------------------------------------------------------------------------
     TOTAL                                                             $8,451,248       $8,228,135
     ------------------------------------------------------------------------------------------------


                                       21
--------------------------------------------------------------------------------

     Operating revenues of the banking/finance segment included above were as follows:

                                                                               THREE MONTHS ENDED
                                                                                   DECEMBER 31,
     (in thousands)                                                            2004           2003
     ------------------------------------------------------------------------------------------------

     Interest on loans                                                       $6,242         $7,270
     Interest and dividends on investment securities                          2,130          2,964
     ------------------------------------------------------------------------------------------------
     Total interest income                                                    8,372         10,234
     Interest on deposits                                                    (1,439)        (1,193)
     Interest on short-term debt                                                (21)           (61)
     Interest expense - inter-segment                                          (380)          (489)
     ------------------------------------------------------------------------------------------------
     Total interest expense                                                  (1,840)        (1,743)
     Net interest income                                                      6,532          8,491
     Other income                                                             6,150         10,469
     Provision for probable loan losses                                        (269)        (4,042)
     ------------------------------------------------------------------------------------------------
     TOTAL OPERATING REVENUES                                               $12,413        $14,918
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

     Quantitative measures established by regulation to ensure capital adequacy require us to maintain a minimum Tier 1 capital and Tier 1 leverage ratio (as defined in the regulations), as well as minimum Tier 1 and Total risk-based capital ratios (as defined in the regulations). Based on our calculations, at December 31, 2004, and 2003, we exceeded the capital adequacy requirements applicable to us as listed below.

                                                DECEMBER 31,     SEPTEMBER 30,          OUR CAPITAL
     (in thousands)                                     2004              2004     ADEQUACY MINIMUM
     ---------------------------------------- ---------------- ----------------- --------------------

     Tier 1 capital                              $3,358,587         $3,144,919                  N/A
     Total risk-based capital                     3,361,538          3,148,617                  N/A
     Tier 1 leverage ratio                              51%                50%                   4%
     Tier 1 risk-based capital ratio                    82%                76%                   4%
     Total risk-based capital ratio                     82%                76%                   8%
     ---------------------------------------- ---------------- ----------------- --------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

In this section we discuss our results of operations and our financial condition. In addition to historical information, we also make statements relating to the future, called "forward-looking" statements. These forward-looking statements involve a number of risks, uncertainties and other important factors that could cause the actual results and outcomes to differ materially from any future results or outcomes expressed or implied by


                                       22
--------------------------------------------------------------------------------
such forward-looking statements. Forward-looking statements are our best prediction at the time they are made, and for this reason, you should not rely too heavily on them and should review the "Risk Factors" section set forth below and in our recent filings with the U.S. Securities and Exchange Commission (the "SEC"), which describes these risks, uncertainties and other important factors in more detail.

OVERVIEW

The past year was challenging for the mutual fund industry as various regulatory bodies continued their investigations of certain industry practices. While these investigations continue during the first quarter of fiscal 2005, current regulatory and legislative developments could adversely impact the mutual fund industry, our assets under management and profitability.

Despite these uncertainties, many of our key performance measures including net income, earnings per share and operating margin continued to improve during the first quarter of fiscal 2005. In part, we can attribute these improvements to our continued focus to broaden our client base geographically. This expansion, along with the overall increases in the global equity markets, has lead to increases in our assets under management driven from both market appreciation and positive cash flows into our sponsored investment products.

GENERAL

We derive the majority of our operating revenues, operating expenses and net income from providing investment advisory and related services to retail mutual funds, institutional accounts, high net-worth clients, private accounts and other investment products. This is our primary business activity and operating segment. The mutual funds and other products that we advise, collectively called our sponsored investment products, are distributed to the public globally under six distinct names:

*  Franklin
*  Templeton
*  Mutual Series
*  Bissett
*  Fiduciary Trust
*  Darby Overseas

Our sponsored investment products include a broad range of global/international equity, Domestic (U.S.) equity, hybrid, fixed-income and money market mutual funds, and other investment products that meet a wide variety of specific investment needs of individuals and institutions.

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

RESULTS OF OPERATIONS

                                                                  THREE MONTHS ENDED
                                                                     DECEMBER 31,         PERCENT
(in millions except per share data)                              2004            2003      CHANGE
----------------------------------------------------------------------------------------------------

NET INCOME                                                     $240.0          $172.3         39%
EARNINGS PER SHARE
   Basic                                                        $0.96           $0.70         37%
   Diluted                                                       0.92            0.67         37%
OPERATING MARGIN                                                  30%             28%          --
----------------------------------------------------------------------------------------------------


                                       23
--------------------------------------------------------------------------------

Net income increased 39% in the three months ended December 31, 2004, as compared to the same period last year, due primarily to higher investment management and underwriting and distribution fees reflecting a 20% increase in simple monthly average assets under management and a 19% increase in gross sales over the same period last year. The increase was partly offset by higher operating expenses including underwriting and distribution and compensation and benefits expenses.

ASSETS UNDER MANAGEMENT

(in billions)                                             DECEMBER 31, 2004     DECEMBER 31, 2003
----------------------------------------------------------------------------------------------------

EQUITY
  Global/international                                               $155.7                $118.5
  Domestic (U.S.)                                                      73.3                  63.6
----------------------------------------------------------------------------------------------------
    Total equity                                                      229.0                 182.1
----------------------------------------------------------------------------------------------------

HYBRID                                                                 66.4                  51.1
FIXED-INCOME
  Tax-free                                                             51.8                  52.4
  Taxable
    Domestic (U.S.)                                                    32.5                  32.2
    Global/international                                               16.3                  13.1
----------------------------------------------------------------------------------------------------
       Total fixed-income                                             100.6                  97.7
----------------------------------------------------------------------------------------------------

MONEY MARKET                                                            6.2                   5.8
----------------------------------------------------------------------------------------------------
TOTAL                                                                $402.2                $336.7
----------------------------------------------------------------------------------------------------
SIMPLE MONTHLY AVERAGE FOR THE THREE-MONTH PERIOD (1)                $381.0                $318.7
----------------------------------------------------------------------------------------------------

(1) Investment management fees from approximately 37% of our assets under management at December 31, 2004 were calculated using a daily average.

Our assets under management at December 31, 2004 were $402.2 billion, 19% higher than they were a year ago, primarily due to excess sales over redemptions of $23.9 billion and market appreciation of $44.2 billion. Simple monthly average assets, which are generally more indicative of investment management fee trends than the year over year change in ending assets under management, increased 20% for the three months ended December 31, 2004 over the same period a year ago.

The simple monthly average mix of assets under management is shown below.

                                                                             THREE MONTHS ENDED
                                                                                 DECEMBER 31,
                                                                             2004            2003
----------------------------------------------------------------------------------------------------

Equity                                                                        56%             53%
Fixed-income                                                                  26%             30%
Hybrid                                                                        16%             15%
Money market                                                                   2%              2%
----------------------------------------------------------------------------------------------------
TOTAL                                                                        100%            100%
----------------------------------------------------------------------------------------------------

For the three months ended December 31, 2004, our effective investment management fee rate (investment management fees divided by simple monthly average assets under management) increased to 0.595% from 0.570% in the same period last year. The change in the mix of assets under management, resulting from higher relative excess sales over redemptions, appreciation of equity as compared to fixed-income products, and an increase in performance fees led to an increase in our effective investment management fee rate. Generally, management fees earned on equity products are higher than fees earned on fixed-income products.

                                       24
--------------------------------------------------------------------------------

Assets under management by sales office location were as follows:

                                                     DECEMBER 31,      % OF    SEPTEMBER 30,    % OF
(in billions)                                                2004     TOTAL             2004   TOTAL
---------------------------------------------- ------------------- --------- --------------- --------

United States                                             $291.7       73%           $265.3     73%
Canada                                                      29.4        7%             25.8      7%
Europe                                                      36.2        9%             29.5      8%
Asia/Pacific and other /1                                   44.9       11%             41.3     12%
---------------------------------------------- ------------------- --------- --------------- --------
TOTAL                                                     $402.2      100%           $361.9    100%
---------------------------------------------- ------------------- --------- --------------- --------

/1   Includes multi-jurisdictional assets under management.

Components of the change in our assets under management were as follows:

                                                                 THREE MONTHS ENDED
                                                                    DECEMBER 31,          PERCENT
(in billions)                                                    2004          2003        CHANGE
----------------------------------------------------------------------------------------------------

Beginning assets under management                              $361.9        $301.9           20%
Sales                                                            28.4          23.8           19%
Reinvested distributions                                          4.3           1.9          126%
Redemptions                                                     (19.6)        (16.4)          20%
Distributions                                                    (5.4)         (2.7)         100%
Acquisitions                                                       --           0.9         (100%)
Appreciation                                                     32.6          27.3           19%
----------------------------------------------------------------------------------------------------
ENDING ASSETS UNDER MANAGEMENT                                 $402.2        $336.7           19%
----------------------------------------------------------------------------------------------------

For the three months ended December 31, 2004, excess sales over redemptions were $8.8 billion, as compared to $7.4 billion in the same period last year. Market appreciation of $32.6 billion in the three months ended December 31, 2004 related primarily to our equity and hybrid products.

OPERATING REVENUES

                                                                 THREE MONTHS ENDED
                                                                    DECEMBER 31,          PERCENT
(in millions)                                                    2004          2003        CHANGE
----------------------------------------------------------------------------------------------------

Investment management fees                                     $566.5        $454.5           25%
Underwriting and distribution fees                              340.4         276.3           23%
Shareholder servicing fees                                       63.1          61.3            3%
Consolidated sponsored investment products income, net            0.6            --           N/A
Other, net                                                       15.4          17.6          (13%)
----------------------------------------------------------------------------------------------------
TOTAL OPERATING REVENUES                                       $986.0        $809.7           22%
----------------------------------------------------------------------------------------------------

INVESTMENT MANAGEMENT FEES

Investment management fees, accounting for 57% of our operating revenues for the three months ended December 31, 2004, as compared to 56% for the same period last year, include both investment advisory and administration fees. These fees are generally calculated under contractual arrangements with our sponsored investment products as a percentage of the market value of assets under management. Annual rates vary by investment objective and type of services provided.

Investment management fees increased 25% for the three months ended December 31, 2004, as compared to the same period last year, consistent with a 20% increase in simple monthly average assets under management and


                                       25
--------------------------------------------------------------------------------
an increase in our effective investment management fee rate resulting from a shift in asset mix toward equity products, which generally carry a higher management fee than fixed-income products.

UNDERWRITING AND DISTRIBUTION FEES

We earn underwriting fees from the sale of certain classes of sponsored investment products on which investors pay a sales commission at the time of purchase. Sales commissions are reduced or eliminated on some share classes and for sales to shareholders or intermediaries that exceed specified minimum amounts. Therefore, underwriting fees will change with overall level of gross sales, the size of individual transactions, and the relative mix of sales between different share classes.

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

Underwriting and distribution fees increased 23% for the three months ended December 31, 2004 compared to the same period last year. For the three months ended December 31, 2004, commission revenues increased 15% from the same period last year consistent with a 19% increase in gross sales, partially offset by the discontinuation of front-end sales charges on Class C shares sold in the United States effective January 1, 2004. Distribution fees increased 32% for the three months ended December 31, 2004 over the same period last year consistent with a 20% increase in simple monthly average assets under management and a shift in the asset and share class mix.

SHAREHOLDER SERVICING FEES

Shareholder servicing fees are generally fixed charges per shareholder account that vary with the particular type of fund and the service being rendered. In some instances, sponsored investment products are charged these fees based on the level of assets under management. We receive fees as compensation for providing transfer agency services, including providing customer statements, transaction processing, customer service and tax reporting. In the United States, transfer agency service agreements provide that accounts closed in a calendar year generally remain billable at a reduced rate through the second quarter of the following calendar year. In Canada, such agreements provide that accounts closed in the calendar year remain billable for four months after the end of the calendar year. Accordingly, the level of fees will vary with the growth in new accounts and the level of closed accounts that remain billable. Shareholder servicing fees increased 3% for the three months ended December 31, 2004 from the same period last year consistent with an increase in billable shareholder accounts.

CONSOLIDATED SPONSORED INVESTMENT PRODUCTS INCOME, NET

Consolidated sponsored investment products income, net reflects the net operating income of majority-owned sponsored investment products, including dividends received. The increase for the three months ended December 31, 2004, as compared to the same period last year, reflects an increase in the number of products that have been consolidated in our results of operations.

OTHER, NET

Other, net consists primarily of revenues from the banking/finance operating segment as well as income from custody services. Revenues from the banking/finance operating segment include interest income on loans, servicing income, and investment income on banking/finance investment securities, and are reduced by interest expense and the provision for probable loan losses.

Other, net decreased 13% in the three months ended December 31, 2004 from the same period last year due to lower realized gains on sales of automotive loans, lower interest income on loans held for sale, and lower interest income on investments, partially offset by a decrease in interest on deposits and the decline in provision for probable loan losses primarily related to our automotive portfolio.


                                       26
--------------------------------------------------------------------------------


OPERATING EXPENSES

                                                                THREE MONTHS ENDED
                                                                   DECEMBER 31,           PERCENT
(in millions)                                                  2004             2003       CHANGE
----------------------------------------------------------------------------------------------------

Underwriting and distribution                                $311.4           $248.7          25%
Compensation and benefits                                     211.5            189.2          12%
Information systems, technology and occupancy                  66.8             69.7          (4%)
Advertising and promotion                                      26.1             21.2          23%
Amortization of deferred sales commissions                     31.4             22.5          40%
Amortization of intangible assets                               4.4              4.4           --
Other                                                          34.3             31.1          10%
----------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                     $685.9           $586.8          17%
----------------------------------------------------------------------------------------------------

UNDERWRITING AND DISTRIBUTION

Underwriting and distribution includes amounts payable to brokers and other third parties for selling, distributing and providing ongoing services to investors in our sponsored investment products. Underwriting and distribution expense increased 25% for the three months ended December 31, 2004 over the same period last year consistent with similar trends in underwriting and distribution revenue.

COMPENSATION AND BENEFITS

Compensation and benefits expense increased 12% for the three months ended December 31, 2004 compared to the same period last year. The increase resulted primarily from an increase in bonus expense under our Amended and Restated Annual Incentive Compensation Plan, which awards cash and stock bonuses based, in part, on our performance, as well as under other performance-based plans. In addition, we experienced increases related to annual merit salary adjustments effective in October 2004 and to other employee benefits. We employed approximately 6,800 people at December 31, 2004 as compared to about 6,500 at December 31, 2003.

INFORMATION SYSTEMS, TECHNOLOGY AND OCCUPANCY

Information systems, technology and occupancy costs decreased 4% during the three months ended December 31, 2004. This decrease was primarily due to lower depreciation levels related to a decrease in purchases of information system and technology equipment as certain of our technology equipment is periodically replaced under our technology outsourcing agreement, as well as lower expenditures on software due to the stabilization in the number and scope of new technology project initiatives. The decline in information systems and technology expense was partly offset by an increase in building costs related to global expansion.

Details of capitalized information systems and technology costs were as follows:

                                                                            THREE MONTHS ENDED
                                                                                DECEMBER 31,
(in millions)                                                              2004              2003
----------------------------------------------------------------------------------------------------

Net book value at beginning of period                                     $51.3             $79.2
Additions during period, net of disposals and other adjustments             2.9               7.3
Net assets added through acquisitions                                        --               0.3
Amortization during period                                                 (7.3)            (13.0)
----------------------------------------------------------------------------------------------------
NET CARRYING AMOUNT AT END OF  PERIOD                                     $46.9             $73.8
----------------------------------------------------------------------------------------------------


                                       27
--------------------------------------------------------------------------------

ADVERTISING AND PROMOTION

Advertising and promotion expense increased 23% for the three months ended December 31, 2004 over the same period last year due to higher expenditures on direct advertising campaigns and marketing materials. We are committed to invest in advertising and promotion in response to changing business conditions, which means that the level of advertising and promotion expenditures may increase more rapidly or decrease more slowly than our revenues.

AMORTIZATION OF DEFERRED SALES COMMISSIONS

Certain fund share classes, including Class B, are sold without a front-end sales charge to shareholders, although our distribution subsidiaries pay a commission on the sale. Furthermore, in the United States, Class A shares are sold without a front-end sales charge to shareholders when minimum investment criteria are met, and Class C shares are sold without a front-end sales charge since January 1, 2004. However, our U.S. distribution subsidiary pays a commission on these sales. We defer and amortize all up-front commissions paid by our distribution subsidiaries and amortize them over 12 months to 8 years depending on share class or financing arrangements.

Class B and certain of our Class C deferred commission assets ("DCA") arising from our U.S., Canadian and European operations are financed through Lightning Finance Company Limited ("LFL"), a company in which we have a 49% ownership interest. LFL has entered into a financing agreement with our U.S. distribution subsidiary and we maintain a continuing interest in the DCA transferred to LFL until resold by LFL. As a result, we retain DCA sold to LFL under the U.S. agreement in our financial statements and amortize them over an 8-year period, or until sold by LFL to third parties. In contrast to the U.S. arrangement, LFL has entered into direct agreements with our Canadian and European sponsored investment products, and, as a result, we do not record DCA from these sources in our financial statements. The boards of the U.S. funds that offer Class B shares have approved a proposal to cease the offering of Class B shares to new investors and existing shareholders desiring to make additional purchases. Existing Class B shareholders would continue to be permitted to exchange shares into Class B shares of different funds. Existing Class B shareholders would also be permitted to continue to reinvest dividends in additional Class B shares. The cessation of purchases of Class B shares by new investors and existing shareholders will be effective in the first calendar quarter of 2005 and may have a negative effect on the overall sales of the funds' shares.

Amortization of deferred sales commissions increased 40% for the three months ended December 31, 2004 over the same period last year principally due to a 19% increase in gross product sales and because LFL has not sold U.S. DCA in a securitization transaction since fiscal 2002.

OTHER INCOME (EXPENSES)

Other income (expenses) includes net realized and unrealized investment gains (losses) of consolidated sponsored investment products, investment and other income, net and interest expense. Investment and other income, net is comprised primarily of income related to our investments, including dividends, interest income, realized gains and losses and income from investments accounted for using the equity method of accounting, as well as minority interest expense and foreign currency exchange gains and losses.

Other income (expenses) increased 172% during the three months ended December 31, 2004 from the same period last year primarily due to higher realized and unrealized net gains from our consolidated sponsored investment products, net of related minority interest expense, higher interest income from term deposits and debt securities and higher equity method income from our investments.

TAXES ON INCOME

As a multi-national corporation, we provide investment management services to a wide range of international sponsored investment products, often managed from locations outside the United States. Some of these jurisdictions have lower tax rates than the United States. The mix of pre-tax income (primarily from our investment management business) subject to these lower rates, when aggregated with income originating in the United States, produces a lower overall effective tax rate than existing U.S. Federal and state tax rates.

Our effective income tax rate for the three months ended December 31, 2004 was 28.5% and remained substantially unchanged from 29% for the same period last year. The effective tax rate will continue to reflect


                                       28
--------------------------------------------------------------------------------
the relative contributions of foreign earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income, as well as other factors.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key financial data relating to our liquidity, and sources and uses of capital:

                                                                  DECEMBER 31,      SEPTEMBER 30,
(in millions)                                                             2004               2004
----------------------------------------------------------------------------------------------------

BALANCE SHEET DATA
Assets
  Liquid assets                                                       $4,528.9           $4,279.3
  Cash and cash equivalents                                            3,105.2            2,917.2

Liabilities
  Federal funds purchased and Federal Home Loan Bank Advances             $0.2               $6.0
  Commercial paper                                                       170.0              170.0
  Convertible Notes                                                      532.6              530.1
  Medium Term Notes                                                      420.0              420.0
  Other long-term debt                                                   263.2              246.3
----------------------------------------------------------------------------------------------------
    Total debt                                                        $1,386.0           $1,372.4
----------------------------------------------------------------------------------------------------

                                                                            THREE MONTHS ENDED
                                                                               DECEMBER 31,
                                                                          2004              2003
----------------------------------------------------------------------------------------------------

CASH FLOW DATA
Operating cash flows                                                    $239.9              $94.7
Investing cash flows                                                     (53.1)             133.4
Financing cash flows                                                       1.2               70.9
----------------------------------------------------------------------------------------------------

Liquid assets, which consist of cash and cash equivalents, investments (trading and available-for-sale) and current receivables, increased from September 30, 2004, primarily due to cash provided by operating activities. Cash and cash equivalents include cash, debt instruments with maturities of three months or less at the purchase date and other highly liquid investments that are readily convertible into cash, including money market funds. Cash and cash equivalents increased from September 30, 2004 as we invested operating cash flows in debt instruments, including term deposits, U.S. T-bills and other interest-bearing deposits, with maturities of three months or less from the purchase date.

The increase in total debt outstanding from September 30, 2004 relates primarily to an increase in long-term financing liability recognized in relation to U.S. DCA financed by LFL.

We experienced higher operating cash flows for the three months ended December 31, 2004 as compared to the same period last year due to higher net income and net proceeds from the securitization of loans held for sale. The decline in investing cash flows for the three months ended December 31, 2004 as compared to the same period last year related primarily to excess purchases of investments over liquidations. Financing activities in the three months ended December 31, 2004 included the purchase and retirement of 1.8 million shares at a cost of $117.7 million. At December 31, 2004, approximately 11.5 million shares remained available for repurchase under board authorizations. We purchased and retired
0.3 million shares at a cost of $12.5 million during the three months ended December 31, 2003.


                                       29
--------------------------------------------------------------------------------

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

As of December 31, 2004, we had $300.0 million of debt and equity securities available to be issued under shelf registration statements filed with the SEC and $330.0 million of additional commercial paper available for issuance. Our committed revolving credit facilities at December 31, 2004 totaled $420.0 million, of which, $210.0 million was under a 364-day facility expiring in June 2005. The remaining $210.0 million facility is under a five-year facility that will expire in June 2007. In addition, at December 31, 2004, our banking/finance operating segment had $511.5 million in available uncommitted short-term bank lines under the Federal Reserve Funds system, the Federal Reserve Bank discount window, and Federal Home Loan Bank short-term borrowing capacity. Our ability to access the capital markets in a timely manner depends on a number of factors including our credit rating, the condition of the global economy, investors' willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. In extreme circumstances, we might not be able to access this liquidity readily.

Our investment management segment finances Class B and certain Class C DCA arising from our U.S., Canadian and European operations through LFL, a company in which we have a 49% ownership interest. Class B and C sales commissions that we have financed globally through LFL during the three months ended December 31, 2004, were approximately $42.7 million compared to $43.3 million during the three months ended December 31, 2003. LFL's ability to access credit facilities and the securitization market will directly affect our existing financing arrangements.

Our banking/finance operating segment finances its automotive lending activities through operational cash flows, inter-segment loans and by selling its auto loans in securitization transactions with qualified special purpose entities, which then issue asset-backed securities to private investors. Beginning in calendar year 2005, automotive lending activities may also be financed by issuing auto loan backed variable funding notes to institutional investors, and as a result, we expect that inter-segment lending activities will decrease. Gross sale proceeds from auto loan securitization transactions were $178.8 million for the three months ended December 31, 2004 and $185.1 million in the three months ended December 31, 2003. Our ability to access the securitization market will directly affect our plans to finance the auto loan portfolio in the future.

USES OF CAPITAL

We expect that the main uses of cash will be to expand our core business, make strategic acquisitions, acquire shares of our common stock, fund property and equipment purchases, pay operating expenses of the business, enhance technology infrastructure and business processes, pay shareholder dividends and repay and service debt.

In May 2001, we received approximately $490.0 million in net proceeds from the sale of $877.0 million principal amount at maturity of zero-coupon convertible senior notes due 2031 (the "Convertible Notes"). The Convertible Notes, which were offered to qualified institutional buyers only, carry an interest rate of 1.875% per annum, with an initial conversion premium of 43%. Each of the $1,000 (principal amount at maturity) Convertible Notes is convertible into 9.3604 shares of our common stock, when the price of our stock reaches certain thresholds. To date, we have repurchased Convertible Notes with a face value of $5.9 million principal amount at maturity, for their accreted value of $3.5 million, in cash. We may redeem the remaining Convertible Notes for cash on or after May 11, 2006 or, at the option of the holders, we may be required to make additional repurchases on May 11 of 2006, 2011, 2016, 2021 and 2026. In this event, we may choose to pay the accreted value of the Convertible Notes in cash or shares of our common stock. The amount that the holders may redeem in the future will depend on, among other factors, the performance of our common stock.


                                       30
--------------------------------------------------------------------------------

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Our contractual obligations are summarized in our Annual Report on Form 10-K for the year ended September 30, 2004. As of December 31, 2004, there had been no material changes in our contractual obligations from September 30, 2004.

In relation to the auto loan securitization transactions that we have entered into with a number of qualified special purpose entities, we are obligated to cover shortfalls in amounts due to the holders of the notes up to certain levels as specified under the related agreements. As of December 31, 2004, the maximum potential amount of future payments related to these obligations was $29.5 million. In addition, our Consolidated Balance Sheet at December 31, 2004 included a $0.5 million liability to reflect the fair value of certain additional obligations arising from auto securitization transactions.

At December 31, 2004, the banking/finance operating segment had commitments to extend credit aggregating $241.2 million, primarily under its credit card lines, and had issued financial standby letters of credit totaling $2.6 million on which beneficiaries would be able to draw upon in the event of non-performance by our customers, primarily in relation to lease and lien obligations of these banking customers. These standby letters of credit, issued prior to January 1, 2003, were secured by marketable securities with a fair value of $2.2 million as of December 31, 2004 and commercial real estate.

OFF-BALANCE SHEET ARRANGEMENTS

As discussed above, we obtain financing for sales commissions that we pay to broker/dealers on Class B and certain Class C shares of our sponsored investment products through LFL, a company established in Ireland to provide DCA financing. We hold a 49% ownership interest in LFL and we account for this ownership interest using the equity method of accounting. Our exposure to loss related to our investment in LFL is limited to the carrying value of our investment and loans, and interest and fees receivable from LFL. At December 31, 2004, those amounts approximated $55.7 million. During the three months ended December 31, 2004, we recognized pre-tax income of approximately $2.5 million for our share of its net income over this period.

As discussed above, our banking/finance operating segment periodically enters into auto loan securitization transactions with qualified special purpose entities, which then issue asset-backed securities to private investors. Our main objective in entering in securitization transactions is to obtain financing for auto loan activities. Securitized loans held by the securitization trusts totaled $844.8 million at December 31, 2004 and $768.9 million at September 30, 2004.

CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that impact our financial position and results of operations. These estimates and assumptions are affected by our application of accounting policies. Below we describe certain critical accounting policies that we believe are important to understanding our results of operations and financial position. For additional information about our accounting policies, please refer to Note 1 to the financial statements contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

GOODWILL AND OTHER INTANGIBLE ASSETS

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

Intangible assets subject to amortization are reviewed for impairment on the basis of the expected future undiscounted operating cash flows, without interest charges, to be derived from these assets. We review


                                       31
--------------------------------------------------------------------------------
definite-lived intangible assets for impairment when there is an indication of impairment, or at least once a year.

We completed our latest annual impairment test of goodwill and indefinite-lived and definite-lived intangible assets during the quarter ended March 31, 2004 and we determined that there was no impairment to these assets as of October 1, 2003.

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

INCOME TAXES

As a multinational corporation, we operate in various locations outside the United States. As of December 31, 2004, and based on tax laws in effect as of this date, it is our intention to continue to indefinitely reinvest the undistributed earnings of foreign subsidiaries. As a result, we have not made a provision for U.S. taxes and have not recorded a deferred tax liability on $2.6 billion of cumulative undistributed earnings recorded by foreign subsidiaries as of December 31, 2004. Changes to our policy of reinvesting foreign earnings may have a significant effect on our financial condition and results of operation.

In December 2004, the FASB issued Staff Position No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP FAS 109-2"). The American Jobs Creation Act of 2004 (the "Act") was signed into law on October 22, 2004. Under a provision of the Act, we may elect to repatriate certain earnings of our foreign-based subsidiaries at a reduced federal tax rate in either of our fiscal years ending September 30, 2005 or September 30, 2006. FSP FAS 109-2 provides guidance on when an enterprise should recognize in its financial statements the effects of the one-time tax benefit of repatriation of foreign earnings under the Act, and specifies interim disclosure requirements. We are currently evaluating the effect of this repatriation provision; however, we do not expect to complete this evaluation until after the U.S. Congress or the U.S. Department of the Treasury issue additional guidance regarding this provision. The range of possible amounts we are considering for repatriation is between zero and $1.9 billion, and the potential range of income tax associated with amounts subject to the reduced rate is between zero and $117.0 million.

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


                                       32
--------------------------------------------------------------------------------

LOSS CONTINGENCIES

We are involved in various lawsuits and claims encountered in the normal course of business. When such a matter arises and periodically thereafter, we consult with our legal counsel and evaluate the merits of the claim based on the facts available at that time. In management's opinion, an adequate accrual has been made as of December 31, 2004 to provide for any probable losses that may arise from these matters. See also "Legal Proceedings " included in Part II, Item 1 of this report.

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

Evaluating whether related entities are VIEs and determining if we qualify as the primary beneficiary of these VIEs, is highly complex and involves the use of estimates and assumptions. To determine our interest in the expected losses or residual returns of each VIE, we performed an expected cash flow analysis using certain discount rate and volatility assumptions based on available historical information and management's estimates. Based on our analysis, we did not consolidate any VIEs in our financial statements as of December 31, 2004. While we believe that our testing and approach were appropriate, future changes in estimates and assumptions may affect our decision and lead to the consolidation of one or more VIEs in our financial statements.

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

RISK FACTORS

WE FACE STRONG COMPETITION FROM NUMEROUS AND SOMETIMES LARGER COMPANIES WITH COMPETING OFFERINGS AND PRODUCTS. We compete with numerous investment management companies, mutual fund, stock brokerage and investment banking firms, insurance companies, banks, savings and loan associations and other financial institutions. Continuing consolidation in the financial services industry has created stronger competitors with greater financial resources and broader distribution channels than our own. Additionally, competing securities broker/dealers whom we rely upon to distribute our mutual funds also sell their own proprietary funds and investment products, which could limit the distribution of our investment products. To the extent that existing or potential customers, including securities broker/dealers, decide to invest in or distribute the products of our competitors, the sales of our products as well as our market share, revenues and net income could decline. Our ability to attract and retain assets under our management is also dependent on the relative investment performance of our funds and other managed investment portfolios and our ability to maintain our investment management and administrative fees at competitive levels.

CHANGES IN THE DISTRIBUTION CHANNELS ON WHICH WE DEPEND COULD REDUCE OUR REVENUES AND HINDER OUR GROWTH. We derive nearly all of our fund sales through broker/dealers and other similar investment advisers. Increasing competition for these distribution channels and recent regulatory initiatives, have caused our distribution costs to rise and could cause further increases in the future. Higher distribution costs lower our net revenues and earnings. Additionally, if one of the major financial advisers who distributes our products were to cease its operations, it could have a significant adverse impact on our revenues and earnings. Moreover, our failure to maintain strong business relationships with these advisers would impair our ability to distribute and sell our products, which would have a negative effect on our level of assets under management, related revenues and overall business and financial condition.

                                       33
--------------------------------------------------------------------------------

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

THE LEVELS OF OUR ASSETS UNDER MANAGEMENT, WHICH IMPACT REVENUES, ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS. Global economic conditions, changes in the equity market place, currency exchange rates, interest rates, inflation rates, the yield curve and other factors that are difficult to predict affect the mix, market values and levels of our assets under management. Changing market conditions may cause a shift in our asset mix towards fixed-income products and a related decline in our revenue and income, since we generally derive higher fee revenues and income from equity assets than from fixed-income products we manage. Similarly, our securitized consumer receivables business is subject to marketplace fluctuation, including economic and credit market downturns.

OUR FUTURE RESULTS ARE DEPENDENT UPON MAINTAINING AN APPROPRIATE LEVEL OF EXPENSES, WHICH ARE SUBJECT TO FLUCTUATION. The level of our expenses are subject to fluctuation and may increase for the following or other reasons: an increase in insurance expenses including through the assumption of higher deductibles and/or co-insurance liability; changes in the level and scope of our advertising expenses in response to market conditions; variations in the level of total compensation expense due to, among other things, bonuses, changes in our employee count and mix, and competitive factors; expenses and capital costs, including costs incurred to maintain and enhance our administrative and operating services infrastructure.

WE  FACE  RISKS  ASSOCIATED  WITH  CONDUCTING  OPERATIONS  IN  NUMEROUS  FOREIGN
COUNTRIES. We sell mutual funds and offer investment advisory and related services in many different regulatory jurisdictions around the world, and intend to continue to expand our operations internationally which may involve increased expense and capital costs. Regulators in these jurisdictions could also change their policies or laws in a manner that might restrict or otherwise impede our ability to distribute or register investment products in their respective markets.

OUR ABILITY TO SUCCESSFULLY INTEGRATE WIDELY VARIED BUSINESS LINES CAN BE IMPEDED BY SYSTEMS AND OTHER TECHNOLOGICAL LIMITATIONS. Our continued success in effectively managing and growing our business both domestically and abroad, depends on our ability to integrate the varied accounting, financial, information and operational systems of our various businesses on a global basis.

OUR ABILITY TO MEET CASH NEEDS DEPENDS UPON CERTAIN FACTORS, INCLUDING OUR ASSET VALUE, CREDIT WORTHINESS AND THE MARKET VALUE OF OUR STOCK. Our ability to meet anticipated cash needs depends upon factors including our asset value, our creditworthiness as perceived by lenders and the market value of our stock. Similarly, our ability to securitize and hedge future loan portfolios and credit card receivables, and to obtain continued financing for certain Class C shares, is also subject to the market's perception of those assets, finance rates offered by competitors, and the general market for private debt. If we are unable to obtain these funds and financing, we may be forced to incur unanticipated costs or revise our business plans.

CERTAIN OF THE PORTFOLIOS WE MANAGE, INCLUDING OUR EMERGING MARKET PORTFOLIOS, AND RELATED REVENUES, ARE VULNERABLE TO MARKET-SPECIFIC POLITICAL OR ECONOMIC RISKS. Our emerging market portfolios and revenues derived from managing these portfolios are subject to significant risks of loss from political and diplomatic developments, currency fluctuations, social instability, changes in governmental polices, expropriation, nationalization, asset confiscation and changes in legislation related to foreign ownership. Foreign trading markets, particularly in some emerging market countries, are often smaller, less liquid, less regulated and significantly more volatile than the U.S. and other established markets.

OUR REVENUES COULD BE ADVERSELY AFFECTED IF THE TERMS OF OUR INVESTMENT MANAGEMENT AGREEMENTS ARE SIGNIFICANTLY ALTERED OR THESE AGREEMENTS ARE TERMINATED BY THE FUNDS WE ADVISE. Our revenues are dependent on fees earned under investment management or related administrative agreements that we have with the funds we advise. These revenues could be adversely affected if the terms of these agreements are significantly altered or these agreements are terminated.

DIVERSE AND STRONG COMPETITION LIMITS THE INTEREST RATES THAT WE CAN CHARGE ON CONSUMER LOANS. We compete with many types of institutions for consumer loans, which can provide loans at significantly below-market interest rates in connection with automobile sales or in some cases zero interest rates. Our inability to compete effectively against these companies or to maintain our relationships with the various automobile dealers through whom we offer consumer loans could limit the growth of our consumer loan business. Economic and credit

                                       34
--------------------------------------------------------------------------------
market downturns could reduce the ability of our customers to repay loans, which could cause our consumer loan portfolio losses to increase.

WE ARE SUBJECT TO EXTENSIVE REGULATION DOMESTICALLY AND ABROAD. Our investment management business and other businesses are subject to extensive regulation in the United States and abroad, including, among others, securities, banking, accounting and tax laws and regulations. We are subject to Federal securities laws, state laws regarding securities fraud, other Federal and State regulations promulgated by the Securities and Exchange Commission, the National Association of Securities Dealers and the New York Stock Exchange, and to the extent operations take place outside the United States, by foreign regulations and regulators. During the past five years, the Federal securities laws have been augmented substantially by, among other measures, the Sarbanes-Oxley Act of 2002 and the USA Patriot Act. Upon completion of our acquisition of Fiduciary Trust in April 2001, we became a bank holding company and a financial holding company subject to the supervision and regulation of the Federal Reserve Board (the "FRB"). We are subject to the restrictions, limitations, or prohibitions of the Bank Holding Company Act of 1956 and the Gramm-Leach-Bliley Act. The FRB may impose additional limitations or restrictions on our activities, including if the FRB believes that we do not have the appropriate financial and managerial resources to commence or conduct an activity or make an acquisition.

REGULATORY OR LEGISLATIVE ACTIONS AND REFORMS, PARTICULARLY THOSE SPECIFICALLY FOCUSED ON THE MUTUAL FUND INDUSTRY, COULD ADVERSELY IMPACT OUR ASSETS UNDER MANAGEMENT, INCREASE COSTS AND NEGATIVELY IMPACT OUR PROFITABILITY AND FUTURE FINANCIAL RESULTS. Current and pending regulatory and legislative actions and reforms affecting the mutual fund industry, including compliance initiatives, may negatively impact revenues, either of which could have a material negative impact on our financial results.

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

GOVERNMENTAL INVESTIGATIONS, SETTLEMENTS OF SUCH INVESTIGATIONS, ONGOING AND PROPOSED GOVERNMENTAL ACTIONS, AND REGULATORY EXAMINATIONS OF FRANKLIN RESOURCES, INC. AND CERTAIN OF ITS SUBSIDIARIES (THE "COMPANY") AND ITS BUSINESS ACTIVITIES AS WELL AS CIVIL LITIGATION ARISING OUT OF OR RELATED TO SUCH MATTERS COULD ADVERSELY IMPACT OUR ASSETS UNDER MANAGEMENT, INCREASE COSTS AND NEGATIVELY IMPACT THE PROFITABILITY OF THE COMPANY AND FUTURE FINANCIAL RESULTS.

INVESTIGATIONS. As part of various investigations by a number of federal, state and foreign regulators, including the Securities and Exchange Commission ("SEC"), the California Attorney General's Office ("CAGO"), and the National Association of Securities Dealers, Inc. ("NASD"), relating to certain practices in the mutual fund industry, including late trading, market timing and marketing support payments to securities dealers who sell fund shares, the Company, as well as certain current or former executives and employees of the Company, received subpoenas and/or requests for documents, information and/or testimony. The Company and its current employees provided documents and information in response to those requests and subpoenas.

Franklin Templeton Investments Corp. ("FTIC"), a Company subsidiary and the investment manager of Franklin Templeton's Canadian mutual funds, has been cooperating with and responding to requests for information from the Ontario Securities Commission (the "OSC") relating to the OSC's review of frequent trading practices within the Canadian mutual fund industry. On December 10, 2004, FTIC received a letter indicating that the staff of the OSC is contemplating enforcement proceedings against FTIC before the OSC. In its letter, the OSC staff expressed the view that, over the period of February 1999 to February 2003, there were certain accounts that engaged in a frequent trading market timing strategy in certain funds being managed by FTIC. The letter also gave FTIC the opportunity to respond to the issues raised in the letter and to provide the OSC staff with additional information relevant to those matters. The Company has entered into discussions with the OSC staff in an effort to resolve the issues raised in the OSC's review. The Company cannot predict the likelihood of whether those discussions will result in a settlement or the terms or amount of any such settlement. Should a settlement be reached, the amount could be material to the Company's financial results.

On December 9, 2004, the enforcement staff of the NASD informed the Company that it had made a preliminary determination to recommend a disciplinary proceeding against Franklin/Templeton Distributors, Inc. ("FTDI"), alleging that FTDI violated certain NASD rules by the use of directed brokerage commissions to pay for sales and marketing support. The enforcement staff has since advised the Company that it has determined not to recommend a disciplinary proceeding against FTDI and has concluded its investigation of

                                       35
--------------------------------------------------------------------------------
this matter. Separately, FTDI has also received a letter from the NASD staff advising of its preliminary determination to recommend a disciplinary proceeding against FTDI alleging violation of certain NASD rules relating to FTDI's Top Producers program. The Company believes that any such charges are unwarranted and has responded with a submission as to why such action is not warranted. As of the date of this filing, the NASD staff has not taken any further action.

SETTLEMENTS. Beginning in August 2004, the Company entered into settlements with certain regulators investigating the mutual fund industry practices noted above. The Company believes that settlement of each of the matters described in this section is in the best interest of the Company and shareholders of the Franklin Templeton mutual funds (the "Funds").

On August 2, 2004, Franklin Resources, Inc. announced that its subsidiary, Franklin Advisers, Inc. ("Franklin Advisers") reached an agreement with the SEC that resolved the issues resulting from the previously disclosed SEC investigation into market timing activity. In connection with that agreement, the SEC issued an "Order Instituting Administrative and Cease-and-Desist Proceedings Pursuant to Sections 203(e) and 203(k) of the Investment Advisers Act of 1940 and Sections 9(b) and 9(f) of the Investment Company Act of 1940, Making Findings and Imposing Remedial Sanctions and a Cease-and-Desist Order" (the "Order"). The SEC's Order concerned the activities of a limited number of third parties that ended in 2000 and those that were the subject of the first Massachusetts administrative complaint described below.

Under the terms of the SEC's Order, pursuant to which Franklin Advisers neither admitted nor denied any of the findings contained therein, Franklin Advisers agreed to pay $50 million to be distributed to shareholders of certain of the Funds, of which $20 million was a civil penalty. The settlement and related legal and distribution costs of $60 million ($45.6 million, net of taxes) were recorded as a charge to income in the fiscal quarter ended March 31, 2004.

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

On September 20, 2004, Franklin Resources, Inc. announced that two of its subsidiaries, Franklin Advisers and Franklin Templeton Alternative Strategies, Inc. ("FTAS"), reached an agreement with the Securities Division of the Office of the Secretary of the Commonwealth of Massachusetts (the "State of Massachusetts") related to its administrative complaint filed on February 4, 2004, concerning one instance of market timing that was also a subject of the August 2, 2004 settlement that Franklin Advisers reached with the SEC, as described above. Under the terms of the settlement consent order issued by the State of Massachusetts, Franklin Advisers and FTAS consented to the entry of a cease-and-desist order and agreed to pay a $5 million administrative fine to the State of Massachusetts (the "Massachusetts Consent Order"). The Company recorded this expense in the quarter ended September 30, 2004. The Massachusetts Consent Order included two different sections: "Statements of Fact" and "Violations of Massachusetts Securities Laws." Franklin Advisers and FTAS admitted the facts in the Statements of Fact.

On October 25, 2004, the State of Massachusetts filed a second administrative complaint, alleging that Franklin Resources, Inc.'s Form 8-K filing (in which it described the Massachusetts Consent Order and stated that "Franklin did not admit or deny engaging in any wrongdoing") failed to state that Franklin Advisers and FTAS admitted the Statements of Fact portion of the Massachusetts Consent Order (the "Second Complaint"). Franklin Resources, Inc. reached a second agreement with the State of Massachusetts on November 19, 2004, resolving the Second Complaint. As a result of the November 19, 2004 settlement, Franklin Resources, Inc. filed a new Form 8-K. The terms of the Massachusetts Consent Order did not change and there was no monetary fine associated with this second settlement.

                                       36
--------------------------------------------------------------------------------

On November 17, 2004, Franklin Resources, Inc. announced that FTDI reached an agreement with the CAGO, resolving the issues resulting from the CAGO's investigation concerning sales and marketing support payments. Under the terms of the settlement, FTDI neither admitted nor denied the allegations in the CAGO's complaint and agreed to pay $2 million to the State of California as a civil penalty, $14 million to the Funds, to be allocated by an independent distribution consultant to be paid for by FTDI, and $2 million to the CAGO for its investigative costs. The Company's results for the quarter and fiscal year ended September 30, 2004 included a charge to income of $18.5 million ($12.2 million, net of tax) related to this settlement.

On December 13, 2004, Franklin Resources, Inc. announced that its subsidiaries FTDI and Franklin Advisers reached an agreement with the SEC, resolving the issues resulting from the SEC's investigation concerning marketing support payments to securities dealers who sell Fund shares. In connection with that agreement, the SEC issued an "Order Instituting Administrative and
Cease-and-Desist Proceedings, Making Findings, and Imposing Remedial Sanctions Pursuant to Sections 203(e) and 203(k) of the Investment Advisers Act of 1940, Sections 9(b) and 9(f) of the Investment Company Act of 1940, and Section 15(b) of the Securities Exchange Act of 1934" (the "Second Order").

Under the terms of the Second Order, in which FTDI and Franklin Advisers neither admitted nor denied the findings contained therein, they agreed to pay the Funds a penalty of $20 million and disgorgement of $1 (one dollar). FTDI and Franklin Advisers also agreed to implement certain measures and undertakings relating to marketing support payments to broker-dealers for the promotion or sale of Fund shares, including making additional disclosures in the Funds' Prospectuses and Statements of Additional Information. The Second Order further requires the appointment of an independent distribution consultant, at the Company's expense, who shall develop a plan for the distribution of the penalty and disgorgement to the Funds. The Company recorded a charge of $21.5 million ($17.3 million, net of taxes) in its fiscal quarter ended June 30, 2004 related to this matter.

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

The Company found no instances of inappropriate mutual fund trading by any portfolio manager, investment analyst or officer of Franklin Resources, Inc. As previously disclosed, the Company identified some instances of frequent trading in shares of certain Funds by a few current or former employees in their personal 401(k) plan accounts. These individuals included one trader and one officer of the Funds. Pending our further inquiry, these two individuals were placed on administrative leave and the officer resigned from his positions with the Funds. The independent directors of the Funds and the Company also retained independent outside counsel to review these matters and to report their findings and recommendations. Based on independent counsel's findings and recommendations, the Company reinstated the trader. The independent counsel concluded that some instances of the former Fund officer's trading violated Company policy, and the Company was prepared to institute appropriate disciplinary action. Subsequently, the former Fund officer resigned from his employment with the Company. The Company does not believe there were any losses to the Funds as a result of this trading.

CLASS ACTION AND OTHER LAWSUITS. The Company has been named in shareholder class action and other lawsuits related to some of the matters described above. See "Legal Proceedings" included in Part II, Item 1 of this report. Management believes that the claims made in the lawsuits are without merit and intends to vigorously defend against them. It is possible that the Company may be named in additional similar civil actions.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

                                       37
--------------------------------------------------------------------------------

Our banking/finance operating segment is exposed to interest rate fluctuations on its loans receivable, debt securities held, and deposit liabilities. In our banking/finance operating segment, we monitor the net interest rate margin and the average maturity of interest earning assets, as well as funding sources. In addition, as of December 31, 2004, we have considered the potential impact of the effect on the banking/finance operating segment balances, individually and collectively, of a 100 basis point (1%) movement in market interest rates. Based on our analysis, we do not expect that this change would have a material impact on our operating revenues or results of operations in either scenario.

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

ITEM 4.  CONTROLS AND PROCEDURES.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2004. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

As previously reported, on September 20, 2004, Franklin Resources, Inc. announced that two of its subsidiaries, Franklin Advisers and Franklin Templeton Alternative Strategies, Inc. ("FTAS"), reached an agreement with the Securities Division of the Office of the Secretary of the Commonwealth of Massachusetts (the "State of Massachusetts") related to its administrative complaint filed on February 4, 2004, concerning one instance of market timing that was also a subject of the August 2, 2004 settlement that Franklin Advisers reached with the SEC, as described in Note 13, "Commitments and Contingencies - Governmental Investigations, Proceedings and Actions", of Notes to Consolidated Financial Statements included in Part I, Item 1 of this report ("Note 13"). Under the terms of the settlement consent order issued by the State of Massachusetts, Franklin Advisers and FTAS consented to the entry of a cease and desist order and agreed to pay a $5 million administrative fine to the State of Massachusetts (the "Massachusetts Consent Order"). Franklin Resources, Inc. and certain of its subsidiaries (as used in this section, together, the "Company") recorded this expense in the quarter ended September 30, 2004. The Massachusetts Consent Order included two different sections: "Statements of Fact" and "Violations of Massachusetts Securities Laws." Franklin Advisers and FTAS admitted the facts in the Statements of Fact.

                                       38
--------------------------------------------------------------------------------

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

In addition, the Company and certain Funds, current and former officers, employees, and directors have been named in multiple lawsuits in different federal courts in Nevada, California, Illinois, New York, and Florida, alleging violations of various federal securities laws and seeking, among other relief, monetary damages, restitution, removal of Fund trustees, directors, advisers, administrators, and distributors, rescission of management contracts and 12b-1 Plans, and/or attorneys' fees and costs. Specifically, the lawsuits claim breach of duty with respect to alleged arrangements to permit market timing and/or late trading activity, or breach of duty with respect to the valuation of the portfolio securities of certain Templeton Funds managed by Franklin Resources, Inc. subsidiaries, resulting in alleged market timing activity. The majority of these lawsuits duplicate, in whole or in part, the allegations asserted in the February 4, 2004 Massachusetts administrative complaint and the findings in the SEC's August 2, 2004 Order, as described in Note 13. The lawsuits are styled as class actions, or derivative actions on behalf of either the named Funds or Franklin Resources, Inc.

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

As of February 8, 2005, the following federal lawsuits are pending against the Company (and in some instances, against certain officers, directors and/or Funds) and have been transferred to the MDL:

Kenerley v. Templeton Funds, Inc., et al., Case No. 03-770 GPM, filed on November 19, 2003 in the United States District Court for the Southern District of Illinois; Cullen v. Templeton Growth Fund, Inc., et al., Case No. 03-859 MJR, filed on December 16, 2003 in the United States District Court for the Southern District of Illinois and transferred to the United States District Court for the Southern District of Florida on March 29, 2004; Jaffe v. Franklin AGE High Income Fund, et al., Case No. CV-S-04-0146-PMP-RJJ, filed on February 6, 2004 in the United States District Court for the District of Nevada; Lum v. Franklin Resources, Inc., et al., Case No. C 04 0583 JSW, filed on February 11, 2004 in the United States District Court for the Northern District of California; Fischbein v. Franklin AGE High Income Fund, et al., Case No. C 04 0584 JSW, filed on February 11, 2004 in the United States District Court for the Northern District of California; Beer v. Franklin AGE High Income Fund, et al., Case No. 8:04-CV-249-T-26 MAP, filed on February 11, 2004 in the United States District Court for the Middle District of Florida; Bennett v. Franklin Resources, Inc., et al., Case No. CV-S-04-0154-HDM-RJJ, filed on February 12, 2004 in the United States District Court for the District of Nevada; Dukes v. Franklin AGE High Income Fund, et al., Case No. C 04 0598 MJJ, filed on February 12, 2004, in the United States District Court for the Northern District of California; McAlvey v. Franklin Resources, Inc., et al., Case No. C 04 0628 PJH, filed on February 13, 2004 in the United States District Court for the Northern District of California; Alexander v. Franklin AGE High Income Fund, et al., Case No. C 04 0639 SC, filed on February 17, 2004 in the United States District Court for the Northern District of California; Hugh Sharkey IRA/RO v. Franklin Resources, Inc., et al., Case No. 04 CV 1330, filed on February 18, 2004 in the United States District Court for the Southern District of New York; D'Alliessi v. Franklin AGE High Income Fund, et al., Case No. C 04 0865 SC, filed on March 3, 2004 in the United States District Court for the Northern District of California; Marcus v. Franklin Resources, Inc., et al., Case No. C 04 0901 JL, filed on March 5, 2004 in the United States District Court for the Northern District of California; Banner v. Franklin Resources, Inc., et al., Case No. C 04 0902 JL, filed on March 5, 2004 in the United States District Court for the Northern District of California; Denenberg v. Franklin Resources, Inc., et al., Case No. C 04 0984 EMC, filed on March 10, 2004 in the United States District Court for the Northern District of California; Hertz v. Burns, et al., Case No. 04 CV 02489, filed on March 30, 2004 in the United States District Court for the Southern District of New York.

                                       39
--------------------------------------------------------------------------------

Plaintiffs in the MDL filed consolidated amended complaints on September 29, 2004. It is anticipated that defendants will file motions to dismiss in the coming months, with a hearing scheduled for June 2005.

As previously reported, various subsidiaries of Franklin Resources, Inc., as well as certain Templeton Fund registrants, have also been named in multiple class action lawsuits filed in state courts in Illinois, alleging breach of duty with respect to the valuation of the portfolio securities of certain Templeton Funds managed by such subsidiaries, and seeking, among other relief, monetary damages and attorneys' fees and costs, as follows:

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

In addition, FTIC has been named in two class action market timing lawsuits in Canada, seeking, among other relief, monetary damages, an order barring any increase in management fees for a period of two years following judgment, and/or attorneys' fees and costs, as follows: Huneault v. AGF Funds, Inc., et al., Case No. 500-06-000256-046, filed on October 25, 2004 in the Superior Court for the Province of Quebec, District of Montreal, and Heinrichs, et al. v. CI Mutual Funds, Inc., et al., Case No. 04-CV-29700, filed on December 17, 2004 in the Ontario Superior Court of Justice.

As previously reported, the Company, as well as certain current and former officers, employees, and directors, have been named in multiple lawsuits alleging violations of various securities laws and pendent state law claims relating to the disclosure of directed brokerage payments and/or payment of allegedly excessive advisory, commission, and distribution fees, and seeking, among other relief, monetary damages, restitution, rescission of advisory contracts, including recovery of all fees paid pursuant to those contracts, an accounting of all monies paid to the named advisers, declaratory relief, injunctive relief, and/or attorneys' fees and costs. These lawsuits are styled as class actions or derivative actions brought on behalf of certain Funds, and are as follows:

Stephen Alexander IRA v. Franklin Resources, Inc., et al., Case No. 04-982 JLL, filed on March 2, 2004 in the United States District Court for the District of New Jersey; Strigliabotti v. Franklin Resources, Inc., et al., Case No. C 04 0883 SI, filed on March 4, 2004 in the United States District Court for the Northern District of California; Tricarico v. Franklin Resources, Inc., et al., Case No. CV-04-1052 JAP, filed on March 4, 2004 in the United States District Court for the District of New Jersey; Miller v. Franklin Mutual Advisors, LLC, et al., Case No. 04-261 DRH, filed on April 16, 2004 in the United States District Court for the Southern District of Illinois and transferred to the United States District Court for the District of New Jersey on August 5, 2004 (plaintiffs voluntarily dismissed this action, without prejudice, on October 22,
2004); Wilcox v. Franklin Resources, Inc., et al., Case No. 04-2258 WHW, filed on May 12, 2004 in the United States District Court for the District of New Jersey; Bahe, Custodian CGM Roth Conversion IRA v. Franklin/Templeton Distributors, Inc., et al., Case No. 04-11195 PBS, filed on June 3, 2004 in the United States District Court for the District of Massachusetts.

The United States District Court for the District of New Jersey consolidated for pretrial purposes three of the above lawsuits (Stephen Alexander IRA, Tricarico, and Wilcox) into a single action, entitled "In re Franklin Mutual Funds Fee Litigation." Plaintiffs in those three lawsuits filed a consolidated amended complaint (the "Complaint") on October 4, 2004. Defendants filed a motion to dismiss the Complaint on November 19, 2004. It is anticipated that the matter will be heard in the coming months.

Management strongly believes that the claims made in each of the lawsuits identified above are without merit and intends to vigorously defend against them. The Company cannot predict with certainty, however, the eventual outcome of the remaining governmental investigations or private lawsuits, nor whether they will have a material negative impact on the Company. Public trust and confidence are critical to the Company's business and any material loss of investor and/or client confidence could result in a significant decline in assets under management by the Company, which would have an adverse effect on future financial results. If the Company finds that it bears responsibility for any unlawful or inappropriate conduct that caused losses to our Funds, it is

                                       40
--------------------------------------------------------------------------------
committed to making the Funds or their shareholders whole, as appropriate. The Company is committed to taking all appropriate actions to protect the interests of its Funds' shareholders.

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

Except for the matters described above, there have been no material developments in the litigation previously reported in our annual report on Form 10-K for the period ended September 30, 2004, as filed with the SEC on December 14, 2004. We are involved from time to time in litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect our business or financial position.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information with respect to the shares of common stock we repurchased during the three months ended December 31, 2004:


                                                                           (c) TOTAL NUMBER OF     (d) MAXIMUM NUMBER
                                                                           SHARES PURCHASED AS     OF SHARES THAT MAY
                                  (a) TOTAL NUMBER                            PART OF PUBLICLY       YET BE PURCHASED
                                         OF SHARES    (b) AVERAGE PRICE     ANNOUNCED PLANS OR     UNDER THE PLANS OR
PERIOD                                   PURCHASED       PAID PER SHARE               PROGRAMS               PROGRAMS
------------------------------- ------------------- -------------------- ---------------------- ----------------------
October 1, 2004 through                    217,567               $55.55                217,567             13,013,516
  October 31, 2004
November 1, 2004 through
  November 30, 2004                             --                   --                     --             13,013,516
December 1, 2004 through
  December 31, 2004                      1,551,956               $68.07              1,551,956             11,461,560
                                      ------------                                ------------
TOTAL                                    1,769,523                                   1,769,523

Under a stock repurchase program authorized by our Board of Directors in September of 1985, we can repurchase shares of our common stock on the open market and in private transactions in accordance with applicable securities laws. In August 2002, May 2003, and August 2003, we announced increases in the number of shares available for repurchase under our stock repurchase program totaling 30.0 million shares, of which, 11.5 million shares remain available for repurchase as of December 31, 2004. Our stock repurchase program is not subject to an expiration date.

ITEM 6. EXHIBITS.

      EXHIBIT NO.
      -----------

      Exhibit 3(i)(a) Registrant's Certificate of Incorporation, as filed November 28, 1969, incorporated by reference to Exhibit (3)(i) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (the "1994 Annual Report").

      Exhibit 3(i)(b) Registrant's Certificate of Amendment of Certificate of Incorporation, as filed on March 1, 1985, incorporated by reference to Exhibit (3)(ii) to the 1994 Annual Report.

      Exhibit 3(i)(c) Registrant's Certificate of Amendment of Certificate of Incorporation, as filed on April 1, 1987, incorporated by reference to Exhibit (3)(iii) to the 1994 Annual Report.

                                       41
--------------------------------------------------------------------------------

      Exhibit 3(i)(d) Registrant's Certificate of Amendment of Certificate of Incorporation, as filed on February 2, 1994, incorporated by reference to Exhibit (3)(iv) to the 1994 Annual Report.

      Exhibit 3(i)(e) Registrant's Certificate of Amendment of Certificate of Incorporation, as filed on February 4, 2005.

      Exhibit 3(ii)     Registrant's    Amended   and   Restated   By-Laws
                        incorporated by reference to Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

      Exhibit 4.1       Form of Indenture between Franklin Resources, Inc.
                        and The Chase Manhattan Bank (formerly Chemical Bank), as trustee, dated as of May 19, 1994, incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-3, filed with the SEC on April 14, 1994.

      Exhibit 4.2 Indenture between Franklin Resources, Inc. and The Bank of New York dated May 11, 2001 incorporated by
                        reference   to  Exhibit  4.2  to  the   Registrant's
                        Registration Statement on Form S-3, filed with the SEC on August 6, 2001.

      Exhibit 4.3 Form of Liquid Yield Option Note due 2031 (Zero Coupon-Senior) incorporated by reference to Exhibit
                        4.2 to the Registrant's Registration Statement on Form S-3, filed with the SEC on August 6, 2001.

      Exhibit 4.4       Registration   Rights   Agreement   between  Franklin
                        Resources, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated dated May 11, 2001, incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-3, filed with the SEC on August 6, 2001.

      Exhibit 4.5 Form of 3.7% Senior Notes due 2008, incorporated by reference to Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003.

      Exhibit 10.78 Form of Restricted Stock Award Agreement and Notice of Restricted Stock Award under the Company's 2002 Universal Stock Incentive Plan, incorporated by reference to the Company's Report on Form 8-K filed with the SEC on November 12, 2004.*

      Exhibit 10.79 Form of Stock Option Agreement and Notice of Stock Option Grant under the Company's 2002 Universal Stock Incentive Plan, incorporated by reference to the Company's Report on Form 8-K filed with the SEC on November 12, 2004.*

      Exhibit 10.80 Form of Restricted Stock Award Agreement and Notice of Restricted Stock Award under the Company's 2002 Universal Stock Incentive Plan, incorporated by reference to the Company's Report on Form 8-K filed with the SEC on November 19, 2004.*

      Exhibit 10.81 Form of Restricted Stock Award Agreement and Notice of Restricted Stock Unit Award under the Company's 2002 Universal Stock Incentive Plan, referenced in the Company's Report on Form 8-K filed with the SEC on November 19, 2004.*

      Exhibit 10.82 Form of Restricted Stock Award Agreement and Notice of Restricted Stock Award under the Company's 2002 Universal Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on December 21, 2004.*

      Exhibit 10.83     Franklin  Resources,   Inc.  Deferred   Compensation
                        Arrangement for Director's Fees, date as of January 21, 2005, by and between Franklin Resources, Inc. and


                                       42
--------------------------------------------------------------------------------

                        Samuel H. Armacost  incorporated by reference to
                        Exhibit 10.1 to the Company's Form 8-K filed with the SEC on January 27, 2005.*

      Exhibit 10.84 Franklin Resources, Inc. 2002 Universal Stock Incentive Plan (as amended and restated December 16,
                        2004) incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on January 27, 2005.*

      Exhibit 10.85 Franklin Resources, Inc. Amended and Restated Annual Incentive Compensation Plan (as amended and restated December 16, 2004).*

      Exhibit 10.86     Description of Non-Management Director's Compensation.*

      Exhibit 10.87 Description of Performance Goals for the Company's Co-Chief Executive Officers for the 2005 Fiscal Year under the 2004 Key Executive Compensation Plan.*

      Exhibit 12        Computations of ratios of earnings to fixed charges.

      Exhibit 31.1 Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

      Exhibit 31.2 Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

      Exhibit 31.3      Certification of Chief Financial  Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

                        * Management/Employment Contract or Compensatory Plan or Arrangement.


                                       43
--------------------------------------------------------------------------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FRANKLIN RESOURCES, INC.
                                    (Registrant)


Date:  February 8, 2005                  By:  /S/ JAMES R. BAIO
                                         -------------------------------
                                         James R. Baio
                                         Senior Vice President and
                                         Chief Financial Officer


                                       44
--------------------------------------------------------------------------------

                                  EXHIBIT INDEX

EXHIBIT NO.
-----------

Exhibit 3(i)(a) Registrant's Certificate of Incorporation, as filed November 28, 1969, incorporated by reference to Exhibit
                    (3)(i) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (the "1994 Annual Report").

Exhibit 3(i)(b) Registrant's Certificate of Amendment of Certificate of Incorporation, as filed on March 1, 1985, incorporated by reference to Exhibit (3)(ii) to the 1994 Annual Report.

Exhibit 3(i)(c) Registrant's Certificate of Amendment of Certificate of Incorporation, as filed on April 1, 1987, incorporated by reference to Exhibit (3)(iii) to the 1994 Annual Report.

Exhibit 3(i)(d) Registrant's Certificate of Amendment of Certificate of Incorporation, as filed on February 2, 1994, incorporated by reference to Exhibit (3)(iv) to the 1994 Annual Report.

Exhibit 3(i)(e) Registrant's Certificate of Amendment of Certificate of Incorporation, as filed on February 4, 2005.

Exhibit 3(ii) Registrant's Amended and Restated By-Laws incorporated by reference to Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

Exhibit 4.1 Form of Indenture between Franklin Resources, Inc. and The Chase Manhattan Bank (formerly Chemical Bank), as trustee, dated as of May 19, 1994, incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-3, filed with the SEC on April 14, 1994.

Exhibit 4.2 Indenture between Franklin Resources, Inc. and The Bank of New York dated May 11, 2001 incorporated by reference to
                    Exhibit 4.2 to the Registrant's Registration Statement on Form S-3, filed with the SEC on August 6, 2001.

Exhibit 4.3 Form of Liquid Yield Option Note due 2031 (Zero Coupon-Senior) incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-3, filed with the SEC on August 6, 2001.

Exhibit 4.4 Registration Rights Agreement between Franklin Resources, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated dated May 11, 2001, incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-3, filed with the SEC on August 6, 2001.

Exhibit 4.5 Form of 3.7% Senior Notes due 2008, incorporated by reference to Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003.

Exhibit 10.78 Form of Restricted Stock Award Agreement and Notice of Restricted Stock Award under the Company's 2002 Universal Stock Incentive Plan, incorporated by reference to the Company's Report on Form 8-K filed with the SEC on November 12, 2004.*

Exhibit 10.79 Form of Stock Option Agreement and Notice of Stock Option Grant under the Company's 2002 Universal Stock Incentive Plan, incorporated by reference to the Company's Report on Form 8-K filed with the SEC on November 12, 2004.*

Exhibit 10.80 Form of Restricted Stock Award Agreement and Notice of Restricted Stock Award under the Company's 2002 Universal Stock Incentive Plan, incorporated by reference to the Company's Report on Form 8-K filed with the SEC on November 19, 2004.*

Exhibit 10.81 Form of Restricted Stock Award Agreement and Notice of Restricted Stock Unit Award under the Company's 2002 Universal Stock Incentive Plan, referenced in the Company's Report on Form 8-K filed with the SEC on November 19, 2004.*

                                       45
--------------------------------------------------------------------------------

Exhibit 10.82 Form of Restricted Stock Award Agreement and Notice of Restricted Stock Award under the Company's 2002 Universal Stock Incentive Plan, incorporated by reference to Exhibit
                    10.1 to the Company's Form 8-K filed with the SEC on December 21, 2004.*

Exhibit 10.83 Franklin Resources, Inc. Deferred Compensation Arrangement for Director's Fees, date as of January 21, 2005, by and between Franklin Resources, Inc. and Samuel H. Armacost incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on January 27, 2005.*

Exhibit 10.84 Franklin Resources, Inc. 2002 Universal Stock Incentive Plan (as amended and restated December 16, 2004) incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on January 27, 2005.*

Exhibit 10.85       Franklin Resources, Inc. Amended and Restated Annual
                    Incentive   Compensation   Plan  (as  amended  and  restated
                    December 16, 2004).*

Exhibit 10.86       Description of Non-Management Director's Compensation.*

Exhibit 10.87 Description of Performance Goals for the Company's Co-Chief Executive Officers for the 2005 Fiscal Year under the 2004 Key Executive Compensation Plan.*

Exhibit 12          Computations of ratios of earnings to fixed charges.

Exhibit 31.1        Certification of Co-Chief Executive Officer pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2        Certification of Co-Chief Executive Officer pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.3 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

                    * Management/Employment Contract or Compensatory Plan or Arrangement.


                                       46
--------------------------------------------------------------------------------