Form 10-Q
period 2005-03-31
FRANKLIN RESOURCES INC
filed 2005-05-10
CIK 38777

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2005
                                       or
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________ to________

                        Commission File Number: 001-09318

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

                                 (650) 312-3000
              (Registrant's telephone number, including area code)

              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                            [ X ] YES [___] NO

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act).                   [ X ] YES [___] NO


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding: 250,836,748 shares of common stock, par value $.10 per share, of Franklin Resources, Inc. as of April 30, 2005.

--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

FRANKLIN RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED                                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                                   MARCH 31,                     MARCH 31,
(in thousands, except per share data)                                         2005           2004           2005          2004
---------------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
   Investment management fees                                             $592,674       $499,595     $1,159,157      $954,103
   Underwriting and distribution fees                                      377,341        298,357        717,719       574,606
   Shareholder servicing fees                                               64,312         61,724        127,479       123,062
   Consolidated sponsored investment products income, net                    1,361          1,483          1,976         1,509
   Other, net                                                               15,493         17,836         30,872        35,381
---------------------------------------------------------------------------------------------------------------------------------
   Total operating revenues                                              1,051,181        878,995      2,037,203     1,688,661
---------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
   Underwriting and distribution                                           347,376        268,057        658,798       516,785
   Compensation and benefits                                               217,909        197,139        429,416       386,343
   Information systems, technology and occupancy                            69,808         68,413        136,613       138,061
   Advertising and promotion                                                31,108         31,935         57,216        53,167
   Amortization of deferred sales commissions                               30,617         24,997         61,995        47,445
   Amortization of intangible assets                                         4,349          4,401          8,760         8,803
   Provision for governmental investigations, proceedings
     and actions                                                            42,043         60,000         42,043        60,000
   September 11, 2001 recovery, net                                             --        (30,277)            --       (30,277)
   Other                                                                    34,690         29,120         68,997        60,264
---------------------------------------------------------------------------------------------------------------------------------
   Total operating expenses                                                777,900        653,785      1,463,838     1,240,591
---------------------------------------------------------------------------------------------------------------------------------
Operating income                                                           273,281        225,210        573,365       448,070
OTHER INCOME (EXPENSES)
   Consolidated sponsored investment products (losses)
     gains, net                                                             (1,552)         5,819         14,611         9,819
   Investment and other income, net                                         38,576         28,946         65,965        45,137
   Interest expense                                                         (8,241)        (7,799)       (16,228)      (14,910)
---------------------------------------------------------------------------------------------------------------------------------
      Other income, net                                                     28,783         26,966         64,348        40,046
---------------------------------------------------------------------------------------------------------------------------------

   Income before taxes on income and cumulative effect of
     an accounting change                                                  302,064        252,176        637,713       488,116
   Taxes on income                                                          80,790         79,385        176,450       147,808
---------------------------------------------------------------------------------------------------------------------------------

   Income before cumulative effect of an accounting
     change, net of tax                                                    221,274        172,791        461,263       340,308
   Cumulative effect of an accounting change, net of tax                        --             --             --         4,779
---------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                $221,274       $172,791       $461,263      $345,087
---------------------------------------------------------------------------------------------------------------------------------

BASIC EARNINGS PER SHARE
Income before cumulative effect of an accounting change                      $0.88          $0.69          $1.84         $1.37
Cumulative effect of an accounting change                                      --              --             --          0.02
---------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                   $0.88          $0.69          $1.84         $1.39
---------------------------------------------------------------------------------------------------------------------------------

DILUTED EARNINGS PER SHARE
Income before cumulative effect of an accounting change                      $0.85          $0.67          $1.77         $1.32
Cumulative effect of an accounting change                                       --             --             --          0.02
---------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                   $0.85          $0.67          $1.77         $1.34
---------------------------------------------------------------------------------------------------------------------------------

DIVIDENDS PER SHARE                                                         $0.100         $0.085         $0.200        $0.170
SPECIAL CASH DIVIDEND                                                        2.000             --          2.000            --

                 See accompanying notes to the condensed consolidated financial statements.

                                       2
--------------------------------------------------------------------------------


FRANKLIN RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

                                                                                          MARCH 31,       SEPTEMBER 30,
(in thousands)                                                                                 2005                2004
--------------------------------------------------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                             $2,930,556          $2,814,184
   Receivables                                                                              484,497             406,247
   Investment securities, trading                                                           250,384             257,329
   Investment securities, available-for-sale                                                571,810             432,665
   Deferred taxes and other                                                                 140,981             133,787
--------------------------------------------------------------------------------------------------------------------------
     Total current assets                                                                 4,378,228           4,044,212
--------------------------------------------------------------------------------------------------------------------------

BANKING/FINANCE ASSETS
   Cash and cash equivalents                                                                266,537             103,004
   Loans held for sale, net                                                                 101,778              82,481
   Loans receivable, net                                                                    303,777             334,676
   Investment securities, available-for-sale                                                214,747             265,870
   Other                                                                                     37,645              39,813
--------------------------------------------------------------------------------------------------------------------------
     Total banking/finance assets                                                           924,484             825,844
--------------------------------------------------------------------------------------------------------------------------

NON-CURRENT ASSETS
   Investments, other                                                                       429,820             388,819
   Deferred sales commissions                                                               321,344             299,069
   Property and equipment, net                                                              490,777             470,578
   Goodwill                                                                               1,386,909           1,381,757
   Other intangible assets, net                                                             664,120             671,500
   Receivable from banking/finance group                                                         --              37,784
   Other                                                                                    103,773             108,572
--------------------------------------------------------------------------------------------------------------------------
     Total non-current assets                                                             3,396,743           3,358,079
--------------------------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                                        $8,699,455          $8,228,135
--------------------------------------------------------------------------------------------------------------------------


                 See accompanying notes to the condensed consolidated financial statements.

                                       3
--------------------------------------------------------------------------------

FRANKLIN RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

                                                                                             MARCH 31,       SEPTEMBER 30,
(in thousands, except share data)                                                                 2005                2004
-----------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Compensation and benefits                                                                  $214,548            $284,483
   Commercial paper                                                                            170,000             170,000
   Accounts payable and accrued expenses                                                       192,459             228,466
   Dividends payable                                                                           527,285              21,323
   Commissions                                                                                 159,823             128,341
   Income taxes                                                                                 12,371              76,862
   Other                                                                                        20,136              11,640
-----------------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                               1,296,622             921,115
-----------------------------------------------------------------------------------------------------------------------------

BANKING/FINANCE LIABILITIES
   Deposits                                                                                    639,656             555,746
   Payable to parent                                                                                --              37,784
   Variable Funding Note                                                                        50,010                  --
   Other                                                                                        68,302              65,187
-----------------------------------------------------------------------------------------------------------------------------
     Total banking/finance liabilities                                                         757,968             658,717
-----------------------------------------------------------------------------------------------------------------------------

NON-CURRENT LIABILITIES
   Long-term debt                                                                            1,222,512           1,196,409
   Deferred taxes                                                                              236,802             236,126
   Other                                                                                        34,606              32,895
-----------------------------------------------------------------------------------------------------------------------------
     Total non-current liabilities                                                           1,493,920           1,465,430
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                       3,548,510           3,045,262
-----------------------------------------------------------------------------------------------------------------------------

MINORITY INTEREST                                                                               89,658              76,089

COMMITMENTS AND CONTINGENCIES (NOTE 13)

STOCKHOLDERS' EQUITY
   Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued                       --                  --
   Common stock, $0.10 par value, 1,000,000,000 shares authorized;
     251,071,476 and 249,680,498 shares issued and outstanding, for
     March 31, 2005 and September 30, 2004                                                      25,107              24,968
   Capital in excess of par value                                                              299,949             255,137
   Retained earnings                                                                         4,660,516           4,751,504
   Deferred compensation                                                                       (26,604)                 --
   Accumulated other comprehensive income                                                      102,319              75,175
-----------------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                              5,061,287           5,106,784
-----------------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $8,699,455          $8,228,135
-----------------------------------------------------------------------------------------------------------------------------

                 See accompanying notes to the condensed consolidated financial statements.

                                       4
--------------------------------------------------------------------------------

FRANKLIN RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
                                                                                                        SIX MONTHS ENDED
                                                                                                            MARCH 31,
(in thousands)                                                                                      2005                2004
--------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                      $461,263            $345,087

Adjustments  to  reconcile   net  income  to  net  cash
   provided  by  operating activities:
Increase in receivables, prepaid expenses and other                                              (71,937)            (94,360)
Advances of deferred sales commissions                                                           (84,270)           (102,655)
Increase (decrease) in other current liabilities                                                  86,292              (1,546)
Increase in provision for governmental investigations, proceedings and actions                     4,250              60,000
(Decrease) increase in deferred income taxes and taxes payable                                   (61,621)              7,272
Increase in commissions payable                                                                   31,483              24,985
(Decrease) increase in accrued compensation and benefits                                         (13,956)              9,986
Originations of loans held for sale, net                                                        (256,117)           (157,970)
Net proceeds from securitization of loans held for sale                                          236,821              47,902
Net change in trading securities                                                                   6,945              38,446
Equity in net income of affiliated companies                                                     (17,918)            (13,020)
Depreciation and amortization                                                                     98,382              92,131
Net gains on disposal of assets                                                                   (4,417)            (13,090)
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                        415,200             243,168
--------------------------------------------------------------------------------------------------------------------------------

Purchase of investments                                                                         (624,376)         (1,386,735)
Liquidation of investments                                                                       443,973           2,383,879
Purchase of banking/finance investments                                                          (35,915)            (20,663)
Liquidation of banking/finance investments                                                        92,923              46,127
Net proceeds from securitization of loans receivable                                                  --             179,965
Net origination of loans receivable                                                               31,875             (59,105)
Net additions of property and equipment                                                          (43,790)             (7,445)
Acquisition of subsidiaries, net of cash acquired                                                    (37)            (68,255)
Insurance proceeds related to September 11, 2001 event                                                --              32,487
--------------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities                                             (135,347)          1,100,255
--------------------------------------------------------------------------------------------------------------------------------

Increase in bank deposits                                                                         83,911              51,406
Exercise of common stock options                                                                  67,302             111,622
Dividends paid on common stock                                                                   (46,289)            (39,608)
Purchase of common stock                                                                        (126,114)            (14,697)
Increase in debt                                                                                  40,206              56,905
Payments on debt                                                                                 (18,964)            (13,166)
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                             52             152,462
--------------------------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                                            279,905           1,495,885
Cash and cash equivalents, beginning of period                                                 2,917,188           1,053,695
--------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                      $3,197,093          $2,549,580
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                  [Table continued on next page]

                                       5
--------------------------------------------------------------------------------

                                                                                            [Table continued from previous page]
FRANKLIN RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
                                                                                                  SIX MONTHS ENDED
                                                                                                      MARCH 31,
(in thousands)                                                                                 2005               2004
--------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
   Value of common stock issued, principally restricted stock                               $82,583            $47,209
   Total assets related to the consolidation of certain sponsored investment
     products and a lessor trust, net of deconsolidated assets                              (39,136)           215,378
   Total liabilities related to the consolidation of certain sponsored investment
     products and a lessor trust, net of deconsolidated liabilities                          (4,119)           223,186
   Fair value of subsidiary assets acquired                                                      --             37,690
   Fair value of subsidiary liabilities assumed                                                  --              6,345
--------------------------------------------------------------------------------------------------------------------------

                 See accompanying notes to the condensed consolidated financial statements.


                                       6
--------------------------------------------------------------------------------

                            FRANKLIN RESOURCES, INC.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)
1.   BASIS OF PRESENTATION
     ---------------------

     We have prepared these unaudited interim financial statements of Franklin Resources, Inc. and its consolidated subsidiaries in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Under these rules and regulations, we have shortened or omitted some information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles. We believe that we have made all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown. All adjustments are normal and recurring. You should read these financial statements together with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004. Certain amounts for the comparative prior fiscal year periods have been reclassified to conform to the financial presentation for and at the period ended March 31, 2005.

2.   NEW ACCOUNTING STANDARDS
     ------------------------

     In December 2004, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123R also requires entities to disclose information about the nature of the share-based payment transactions, the method used to estimate fair value of goods and services received or the value of the equity instruments granted, and the effects of those transactions on the financial statements. On April 14, 2005, the SEC announced that SFAS 123R is to be effective for fiscal years beginning after June 15, 2005 for entities other than small business issuers, and applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. For entities that currently apply the fair-value-based method for either recognition or disclosure under the original pronouncement, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the revised statement also applies to the portion of outstanding awards for which the requisite service has not yet been rendered based on the grant-date value of these awards. Retrospective application is permitted. We have not completed our evaluation of the impact of adoption of SFAS 123R on our financial position and results of operation.

     In October 2004, the Emerging Issues Task Force Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" ("EITF 04-8"), was ratified. EITF 04-8 was effective for reporting periods ending after December 15, 2004 and required the restatement of diluted earnings per share for comparative prior year periods. EITF 04-8 required us to include the potential conversion into common stock of our Liquid Yield Option Notes due 2031 (Zero Coupon-Senior) (see Note 11) in the calculation of diluted earnings per share, even if the conditions that must be satisfied to allow conversion have not been met. Its adoption resulted in a decrease in diluted earnings per share of $0.02 and $0.04 for the three and six months ended March 31, 2005 and $0.01 and $0.03 for the three and six months ended March 31, 2004 (See Note 5).

     In December 2004, the FASB issued Staff Position No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP FAS 109-2"). The American Jobs Creation Act of 2004 (the "Act") was signed into law on October 22, 2004. Under a provision of the Act, we may elect to repatriate certain earnings of our foreign-based subsidiaries at a reduced U.S. federal tax rate in either of our fiscal years ending September 30, 2005 or September 30, 2006. FSP FAS 109-2 provides guidance on when an enterprise should recognize in its financial statements the effects of the one-time tax benefit of repatriation of foreign earnings under the Act, and specifies interim disclosure requirements. We are currently evaluating the effect of this repatriation provision;

                                       7
--------------------------------------------------------------------------------
     however, we do not expect to complete this evaluation until after the U.S. Congress or the U.S. Department of the Treasury issue additional guidance regarding this provision. The range of possible amounts we are considering for repatriation is between zero and $1.9 billion, and the potential range of income tax associated with these amounts, which are subject to a reduced tax rate, is between zero and $117.0 million.

3.   ACQUISITIONS
     ------------

     On October 1, 2003, we acquired the remaining 87.3% interest in Darby Overseas Investments, Ltd. and Darby Overseas Partners, L.P. (collectively "Darby") that we did not own, for an additional cash investment of approximately $75.9 million. The acquisition cost was allocated to tangible net assets acquired ($31.3 million), definite-lived intangible assets ($3.4 million) and goodwill ($41.2 million). The definite-lived intangible assets relate to management contracts and are being amortized over the remaining contractual life of the sponsored investment products, ranging from one to eight years, as of the date of purchase. At September 30, 2003, Darby had approximately $0.9 billion in assets under management relating to private equity, mezzanine and emerging markets fixed-income products.

4.   COMPREHENSIVE INCOME
     --------------------

     The following table computes comprehensive income.

                                                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                MARCH 31,                  MARCH 31,
     (in thousands)                                                         2005         2004          2005         2004
     ----------------------------------------------------------------------------------------------------------------------

     Net income                                                         $221,274     $172,791      $461,263     $345,087
     Net unrealized (loss) gain on investments, net of tax                (9,624)       1,194         9,056       18,971
     Currency translation adjustments                                     (8,810)       4,030        18,088       16,819
     Minimum pension liability adjustment                                     --           --            --         (683)
     ----------------------------------------------------------------------------------------------------------------------
     COMPREHENSIVE INCOME                                               $202,840     $178,015      $488,407     $380,194
     ----------------------------------------------------------------------------------------------------------------------

5.   EARNINGS PER SHARE
     ------------------

     We computed earnings per share as follows:

                                                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                MARCH 31,                  MARCH 31,
     (in thousands, except per share data)                                 2005          2004          2005         2004
     ----------------------------------------------------------------------------------------------------------------------

     Net income                                                        $221,274      $172,791      $461,263     $345,087
     Adjusted net income in accordance with EITF 04-8                   223,499       174,938       465,682      349,381
     ----------------------------------------------------------------------------------------------------------------------

     Weighted-average shares outstanding - basic                        250,692       249,549       250,553      248,649
     Incremental shares from assumed conversions:
       Common stock options                                               4,485         3,274         4,236        2,939
       Zero coupon convertible senior notes                               8,209         8,209         8,209        8,209
     ----------------------------------------------------------------------------------------------------------------------
       Weighted-average shares outstanding - diluted                    263,386       261,032       262,998      259,797
     ----------------------------------------------------------------------------------------------------------------------

     BASIC EARNINGS PER SHARE
     Income before cumulative effect of an accounting
       change                                                             $0.88         $0.69         $1.84        $1.37
     Cumulative effect of an accounting change                               --            --            --         0.02
     ----------------------------------------------------------------------------------------------------------------------
       Net income                                                         $0.88         $0.69         $1.84        $1.39
     ----------------------------------------------------------------------------------------------------------------------

                                       8
--------------------------------------------------------------------------------

                                                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                MARCH 31,                  MARCH 31,
     (in thousands, except per share data)                                 2005          2004          2005         2004
     ----------------------------------------------------------------------------------------------------------------------

     DILUTED EARNINGS PER SHARE
     Income before cumulative effect of an accounting
       change                                                             $0.85         $0.67         $1.77        $1.32
     Cumulative effect of an accounting change                               --            --            --         0.02
     ----------------------------------------------------------------------------------------------------------------------
       Net income                                                         $0.85         $0.67         $1.77        $1.34
     ----------------------------------------------------------------------------------------------------------------------

6.   EMPLOYEE STOCK OPTION AND INVESTMENT PLANS
     ------------------------------------------

     We may award stock options to certain employees under our 2002 Universal Stock Incentive Plan (the "USIP"). In addition, we have a qualified, non-compensatory employee stock investment plan (the "ESIP") allowing eligible participants to buy our common stock at 90% of its market value on defined dates and to receive a 50% match of the shares purchased, provided the employee, among other conditions, holds the purchased shares for a defined period. We account for stock options awarded and the ESIP using the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, no compensation costs are recognized with respect to stock options granted that have an exercise price equal to the market value of the underlying stock at the date of grant, or with respect to shares purchased at a discount under the ESIP. Matching grants provided to ESIP participants, however, are recognized as expenses during the required holding period.

     If we had determined compensation costs for stock options granted under the USIP and the discount available on our ESIP based upon fair values at the grant dates in accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", our net income and earnings per share would have been reduced to the pro forma amounts indicated below. For pro forma purposes, the estimated fair value of options was calculated using the Black-Scholes option-pricing model and is amortized over the options' vesting periods.

                                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                             MARCH 31,                     MARCH 31,
     (in thousands, except per share data)                              2005           2004           2005          2004
     ----------------------------------------------------------------------------------------------------------------------

     Net income, as reported                                        $221,274       $172,791       $461,263      $345,087
     Less: stock-based compensation expense determined
       under the fair value method, net of tax                        (6,702)       (12,186)       (14,133)      (22,992)
     ----------------------------------------------------------------------------------------------------------------------
     PRO FORMA NET INCOME                                           $214,572       $160,605       $447,130      $322,095
     ----------------------------------------------------------------------------------------------------------------------
     BASIC EARNINGS PER SHARE
       As reported                                                     $0.88          $0.69          $1.84         $1.39
       Pro forma                                                        0.86           0.64           1.78          1.30
     ----------------------------------------------------------------------------------------------------------------------

     Adjusted net income in accordance with EITF 04-8,
       as reported                                                  $223,499       $174,938       $465,682      $349,381
     Less: stock-based compensation expense determined
       under the fair value method, net of tax                        (6,702)       (12,186)       (14,133)      (22,992)
     ----------------------------------------------------------------------------------------------------------------------
     PRO FORMA NET INCOME                                           $216,797       $162,752       $451,549      $326,389
     ----------------------------------------------------------------------------------------------------------------------
     DILUTED EARNINGS PER SHARE
       As reported                                                     $0.85          $0.67          $1.77         $1.34
       Pro forma                                                        0.82           0.62           1.72          1.26
     ----------------------------------------------------------------------------------------------------------------------

                                       9
--------------------------------------------------------------------------------

7.   CONSOLIDATED SPONSORED INVESTMENT PRODUCTS
     ------------------------------------------

     The following tables present the effect on our consolidated results of operations and financial position of consolidating sponsored investment products under FASB Financial Accounting Standards No. 94, "Consolidation of All Majority-owned Subsidiaries" and FASB Interpretation No. 46, "Consolidation of Variable Interest Entities (revised December 2003)" ("FIN 46-R").


                                                                                 THREE MONTHS ENDED MARCH 31, 2005
                                                                    ------------------------------------------------------
                                                                                             SPONSORED
                                                                               BEFORE       INVESTMENT
     (in thousands)                                                     CONSOLIDATION         PRODUCTS      CONSOLIDATED
     ---------------------------------------------------------------------------------------------------------------------
     OPERATING REVENUES
     Investment management fees                                              $594,053          $(1,379)         $592,674
     Underwriting and distribution fees                                       377,606             (265)          377,341
     Shareholder servicing fees                                                64,340              (28)           64,312
     Consolidated sponsored investment products income, net                        --            1,361             1,361
     Other, net                                                                15,493               --            15,493
     ---------------------------------------------------------------------------------------------------------------------
     Total operating revenues                                               1,051,492             (311)        1,051,181
     ---------------------------------------------------------------------------------------------------------------------
     OPERATING EXPENSES                                                       777,900               --           777,900
     ---------------------------------------------------------------------------------------------------------------------
     Operating income                                                         273,592             (311)          273,281
     ---------------------------------------------------------------------------------------------------------------------
     OTHER INCOME (EXPENSES)
     Consolidated sponsored investment products (losses)
       gains, net                                                                  --           (1,552)           (1,552)
     Investment and other income, net                                          36,589            1,987            38,576
     Interest expense                                                          (8,241)              --            (8,241)
     ---------------------------------------------------------------------------------------------------------------------
     Other income, net                                                         28,348              435            28,783
     ---------------------------------------------------------------------------------------------------------------------
     Income before taxes on income                                            301,940              124           302,064
     Taxes on income                                                           80,755               35            80,790
     ---------------------------------------------------------------------------------------------------------------------
     NET INCOME                                                              $221,185              $89          $221,274
     ---------------------------------------------------------------------------------------------------------------------

                                                                                  SIX MONTHS ENDED MARCH 31, 2005
                                                                    ------------------------------------------------------
                                                                                             SPONSORED
                                                                               BEFORE       INVESTMENT
     (in thousands)                                                     CONSOLIDATION         PRODUCTS      CONSOLIDATED
     ---------------------------------------------------------------------------------------------------------------------
     OPERATING REVENUES
     Investment management fees                                            $1,161,334          $(2,177)       $1,159,157
     Underwriting and distribution fees                                       718,055             (336)          717,719
     Shareholder servicing fees                                               127,516              (37)          127,479
     Consolidated sponsored investment products income, net                        --            1,976             1,976
     Other, net                                                                30,872               --            30,872
     ---------------------------------------------------------------------------------------------------------------------
     Total operating revenues                                               2,037,777             (574)        2,037,203
     ---------------------------------------------------------------------------------------------------------------------
     OPERATING EXPENSES                                                     1,463,838               --         1,463,838
     ---------------------------------------------------------------------------------------------------------------------
     Operating income                                                         573,939             (574)          573,365
     ---------------------------------------------------------------------------------------------------------------------
     OTHER INCOME (EXPENSES)
     Consolidated sponsored investment products gains, net                         --           14,611            14,611
     Investment and other income, net                                          68,852           (2,887)           65,965
     Interest expense                                                         (16,228)              --           (16,228)
     ---------------------------------------------------------------------------------------------------------------------
     Other income, net                                                         52,624           11,724            64,348
     ---------------------------------------------------------------------------------------------------------------------
     Income before taxes on income                                            626,563           11,150           637,713
     Taxes on income                                                          173,273            3,177           176,450
     ---------------------------------------------------------------------------------------------------------------------
     NET INCOME                                                              $453,290           $7,973          $461,263
     ---------------------------------------------------------------------------------------------------------------------


                                       10
--------------------------------------------------------------------------------

                                                                                        AS OF MARCH 31, 2005
                                                                    ------------------------------------------------------
                                                                                             SPONSORED
                                                                               BEFORE       INVESTMENT
     (in thousands)                                                     CONSOLIDATION         PRODUCTS      CONSOLIDATED
     ---------------------------------------------------------------------------------------------------------------------
     ASSETS
     Current assets                                                        $4,258,459         $119,769        $4,378,228
     Banking/finance assets                                                   924,484               --           924,484
     Non-current assets                                                     3,428,418          (31,675)        3,396,743
     ---------------------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                          $8,611,361          $88,094        $8,699,455
     ---------------------------------------------------------------------------------------------------------------------
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities                                                   $1,276,866          $19,756        $1,296,622
     Banking/finance liabilities                                              757,968               --           757,968
     Non-current liabilities                                                1,493,920               --         1,493,920
     ---------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                      3,528,754           19,756         3,548,510
     Minority interest                                                         18,335           71,323            89,658
     Total stockholders' equity                                             5,064,272           (2,985)        5,061,287
     ---------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $8,611,361          $88,094        $8,699,455
     ---------------------------------------------------------------------------------------------------------------------

8.   CASH AND CASH EQUIVALENTS
     -------------------------

     Cash and cash equivalents consist of the following:

                                                                                             MARCH 31,     SEPTEMBER 30,
     (in thousands)                                                                               2005              2004
     ------------------------------------------------------------------------------- ------------------- -----------------

     Cash and due from banks                                                                  $405,246          $341,891
     Federal funds sold and securities purchased under agreements to resell                    192,661            64,029
     Money market funds, time deposits and other                                             2,599,186         2,511,268
     ------------------------------------------------------------------------------- ------------------- -----------------
     TOTAL                                                                                  $3,197,093        $2,917,188
     ------------------------------------------------------------------------------- ------------------- -----------------

     Federal Reserve Board regulations require reserve balances on deposits to be maintained with the Federal Reserve Banks by banking subsidiaries. Required reserve balances totaled $2.6 million at March 31, 2005 and $1.9 million at September 30, 2004.

9.   SECURITIZATION OF LOANS RECEIVABLE
     ----------------------------------

     From time to time, we enter into auto loan securitization transactions with qualified special purpose entities and record these transactions as sales. The following table shows details of auto loan securitization transactions.

                                                                   THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                         MARCH 31,                       MARCH 31,
     (in thousands)                                                 2005            2004            2005            2004
     ----------------------------------------------------------------------------------------------------------------------

     Gross sale proceeds                                         $58,000         $45,000        $231,570        $223,403
     Less: net carrying amount of loans held for sale             57,679          43,515         230,581         217,685
     ----------------------------------------------------------------------------------------------------------------------
     PRE-TAX GAIN                                                   $321          $1,485            $989          $5,718
     ----------------------------------------------------------------------------------------------------------------------

     When we sell auto loans in a securitization transaction, we record an interest-only strip receivable. The interest-only strip receivable represents our contractual right to receive interest from the pool of securitized loans after the payment of required amounts to holders of the securities and certain other costs associated with the securitization.

                                       11
--------------------------------------------------------------------------------

     We  generally  estimate  fair value  based on the  present  value of future expected  cash  flows.  The  key  assumptions  used  in the  present  value
     calculations   of  our   securitization   transactions   at  the   date  of
     securitization were as follows:


                                                                           THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                               MARCH 31,                  MARCH 31,
                                                                         2005            2004          2005        2004
     ---------------------------------------------------------------------------------------------------------------------

     Excess cash flow discount rate (annual rate)                       12.0%           12.0%         12.0%       12.0%
     Cumulative life loss rate                                           3.2%            3.4%          3.6%        3.4%
     Pre-payment speed assumption (average monthly rate)                 1.5%            1.8%          1.5%        1.8%
     ---------------------------------------------------------------------------------------------------------------------

     We determined these assumptions using data from comparable transactions, historical information and management's estimate. Interest-only strip receivables are generally restricted assets and subject to limited recourse provisions.

     We generally estimate the fair value of the interest-only strip receivables at each period-end based on the present value of future expected cash flows, consistent with the methodology used at the date of securitization. The following shows the carrying value and the sensitivity of the interest-only strip receivables to hypothetical adverse changes in the key economic assumptions used to measure fair value:

                                                                                          MARCH 31,       SEPTEMBER 30,
     (dollar amounts in thousands)                                                             2005                2004
     ------------------------------------------------------------------------------ ------------------ -------------------

     CARRYING AMOUNT/FAIR VALUE OF INTEREST-ONLY STRIP RECEIVABLE                           $28,181             $31,808
     ------------------------------------------------------------

     EXCESS CASH FLOW DISCOUNT RATE (ANNUAL RATE)                                             12.0%               12.0%
     --------------------------------------------
        Impact on fair value of 10% adverse change                                            $(237)              $(240)
        Impact on fair value of 20% adverse change                                             (599)               (476)

     CUMULATIVE LIFE LOSS RATE                                                                 3.6%                3.9%
     -------------------------
        Impact on fair value of 10% adverse change                                          $(2,307)            $(2,677)
        Impact on fair value of 20% adverse change                                           (4,748)             (5,354)

     PRE-PAYMENT SPEED ASSUMPTION (AVERAGE MONTHLY RATE)                                       1.8%                1.8%
     ---------------------------------------------------
        Impact on fair value of 10% adverse change                                          $(2,815)            $(3,479)
        Impact on fair value of 20% adverse change                                           (5,643)             (6,894)
     ---------------------------------------------------------------------------------------------------------------------

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

                                                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                             MARCH 31,                    MARCH 31,
     (in thousands)                                                    2005            2004           2005         2004
     ---------------------------------------------------------------------------------------------------------------------

     Servicing fees received                                         $3,957          $3,708         $7,248       $6,797
     Other cash flows received                                        5,813           5,239         11,713       10,704
     Purchase of loans from trusts                                     (220)        (11,459)       (12,333)     (11,837)
     ---------------------------------------------------------------------------------------------------------------------

     Amounts payable to the trustee related to loan principal and interest collected on behalf of the trusts of $42.4 million at March 31, 2005 and $40.6 million at September 30, 2004, are included in other banking/finance liabilities.

                                       12
--------------------------------------------------------------------------------

     The securitized loan portfolio that we manage and the related delinquencies were as follows:

                                                                                          MARCH 31,       SEPTEMBER 30,
     (in thousands)                                                                            2005                2004
     ---------------------------------------------------------------------------------------------------------------------

     Securitized loans held by securitization trusts                                       $784,722            $768,936
     Delinquencies                                                                           15,256              13,301
     ---------------------------------------------------------------------------------------------------------------------

     Net charge-offs on the securitized loan portfolio were $3.0 million and $6.5 million for the three and six months ended March 31, 2005 and $3.7 million and $8.8 million for the three and six months ended March 31, 2004.

10.  GOODWILL AND OTHER INTANGIBLE ASSETS
     ------------------------------------

     Goodwill and indefinite-lived intangible assets, including those acquired before initial application of Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), are not amortized but are tested for impairment at least annually.

     All of our goodwill and intangible assets, including those arising from the purchase of Fiduciary Trust Company International ("Fiduciary Trust") in April 2001, relate to our investment management operating segment. Non-amortized intangible assets represent the value of management contracts related to certain of our sponsored investment products that are indefinite-lived.

     During the quarter ended March 31, 2005, we completed our annual impairment testing of goodwill and indefinite-lived intangible assets under the guidance set out in SFAS 142 and we determined that there was no impairment in the value of these assets as of October 1, 2004.

     Intangible assets, other than goodwill were as follows:

                                                                          GROSS
                                                                       CARRYING           ACCUMULATED      NET CARRYING
     (in thousands)                                                      AMOUNT          AMORTIZATION            AMOUNT
     ---------------------------------------------------------------------------------------------------------------------

     BALANCE, MARCH 31, 2005
     Amortized intangible assets
       Customer base                                                   $233,471              $(62,590)          $170,881
       Other                                                             34,933               (22,706)            12,227
     ---------------------------------------------------------------------------------------------------------------------
                                                                        268,404               (85,296)           183,108

     Non-amortized intangible assets
       Management contracts                                             481,322                  (310)           481,012
     ---------------------------------------------------------------------------------------------------------------------
          TOTAL                                                        $749,726              $(85,606)          $664,120
     ---------------------------------------------------------------------------------------------------------------------

     BALANCE, SEPTEMBER 30, 2004
     Amortized intangible assets
       Customer base                                                   $233,205              $(54,716)          $178,489
       Other                                                             34,933               (21,730)            13,203
     ---------------------------------------------------------------------------------------------------------------------
                                                                        268,138               (76,446)           191,692

     Non-amortized intangible assets
       Management contracts                                             479,808                    --            479,808
     ---------------------------------------------------------------------------------------------------------------------
          TOTAL                                                        $747,946              $(76,446)          $671,500
     ---------------------------------------------------------------------------------------------------------------------


                                       13
--------------------------------------------------------------------------------

     Estimated amortization expense for each of the next 5 fiscal years is as follows:

     (in thousands)                    FOR THE FISCAL YEARS ENDING SEPTEMBER 30,
     ---------------------------------------------------------------------------

     2005                                                                $17,035
     2006                                                                 17,035
     2007                                                                 17,035
     2008                                                                 17,035
     2009                                                                 17,035
     ---------------------------------------------------------------------------

     The change in the carrying value of goodwill was as follows:

     (in thousands)
     ---------------------------------------------------------------------------

     Goodwill as of September 30, 2004                                $1,381,757
     Foreign currency movements                                            5,152
     ---------------------------------------------------------------------------
     GOODWILL AS OF MARCH 31, 2005                                    $1,386,909
     ---------------------------------------------------------------------------

11.  DEBT
     ----

     Outstanding debt consisted of the following:

                                                                                             MARCH 31,     SEPTEMBER 30,
     (in thousands)                                                                               2005              2004
     ---------------------------------------------------------------------------------------------------------------------

     CURRENT
      Federal funds purchased                                                                      $--               $--
      Federal Home Loan Bank advances                                                              100             6,000
      Variable Funding Note                                                                     50,010                --
      Commercial paper                                                                         170,000           170,000
     ------------------------------------------------------------------------------- ------------------- -----------------
                                                                                               220,110           176,000
     NON-CURRENT
      Convertible Notes (including accrued interest)                                           535,077           530,120
      Medium Term Notes                                                                        420,000           420,000
      Other                                                                                    267,435           246,289
     ------------------------------------------------------------------------------- ------------------- -----------------
                                                                                             1,222,512         1,196,409
     ------------------------------------------------------------------------------- ------------------- -----------------
     TOTAL DEBT                                                                             $1,442,622        $1,372,409
     ------------------------------------------------------------------------------- ------------------- -----------------

     Federal funds purchased are included in deposits and Federal Home Loan Bank advances are included in other liabilities of the banking/finance operating segment.

     On December 31, 2003, we recognized a $164.9 million five-year note facility that was used to finance the construction of our corporate headquarters campus under the guidance of FIN 46-R, as a current liability in our Condensed Consolidated Balance Sheet. In September 2004, we purchased the headquarters campus from the lessor trust that held these assets, and we issued $170.0 million of commercial paper to finance the transaction.

     In May 2001, we received approximately $490.0 million in net proceeds from the sale of $877.0 million principal amount at maturity of Liquid Yield Option Notes due 2031 (Zero Coupon-Senior) (the "Convertible Notes"). The issue price of the Convertible Notes, which were offered to qualified institutional buyers only, represented a yield to maturity of 1.875% per annum excluding any contingent interest. Each of the $1,000 (principal amount at maturity) Convertible Notes is convertible into 9.3604 shares of our common stock (subject to adjustment), when the price of our stock reaches certain thresholds and under certain circumstances. We will pay contingent interest to the holders of Convertible Notes during any six-month period commencing May 12, 2006 if the average market price of a Convertible Note for a measurement period preceding such six-month period equals 120% or more of the sum of the issue price and accrued original issue discount. To date, we have repurchased Convertible Notes with a face


                                       14
--------------------------------------------------------------------------------
     value of $5.9 million principal amount at maturity, for their accreted value of $3.5 million, in cash. We may redeem the remaining Convertible Notes for cash on or after May 11, 2006 or, at the option of the holders, we may be required to make additional repurchases on May 11 in each of 2006, 2011, 2016, 2021 and 2026. In this event, we may choose to pay the accreted value of the Convertible Notes in cash or shares of our common stock. The amount that the holders may redeem in the future will depend on, among other factors, the performance of our common stock.

     In April 2003, we completed the sale of 3.700% Senior Notes due 2008 totaling $420.0 million (the "Medium Term Notes"). The Medium Term Notes, which were offered to qualified institutional buyers only, carry an interest rate of 3.7% and are not redeemable prior to maturity on April 15, 2008 by either us or the note holders. Interest payments are due semi-annually.

     Other long-term debt consists primarily of deferred commission liabilities recognized in relation to U.S. deferred commission assets financed by Lightning Finance Company Limited ("LFL") that were not sold by LFL in a securitization transaction as of March 31, 2005 and September 30, 2004.

     In March 2005, Franklin Capital Corporation ("FCC"), a wholly-owned subsidiary of Franklin Resources, Inc. ("FRI"), which engages in the purchase, securitization and servicing of retail installment sales contracts, entered into definitive agreements to create a new one-year revolving $250 million variable funding note warehouse credit facility. Under these agreements, and through a special purpose statutory trust (the "Trust"), we issued a variable funding note ("Variable Funding Note") payable to certain administered conduits in the amount of up to $250 million. Security for the repayment of the Variable Funding Note will consist of cash and/or a pool of automobile loans that meet certain eligibility requirements. Credit enhancement for the Variable Funding Note consists of over-collateralization and a reserve account. In addition, FRI as payment provider will provide a payment provider commitment in an amount not to exceed 4.66% of the pool balance. The Trust and FRI also entered into interest rate swap agreements to mitigate the interest rate risk between the fixed interest rate on the pool of automobile loans and the floating interest rate being paid on the Variable Funding Note.

12.  PENSIONS AND OTHER POST-RETIREMENT BENEFITS
     -------------------------------------------

     Fiduciary Trust has a noncontributory retirement plan (the "Retirement Plan") covering substantially all its employees hired before we acquired it. Fiduciary Trust also maintains a nonqualified supplementary executive retirement plan ("SERP") to pay defined benefits in excess of limits imposed by U.S. federal tax law to participants in the Retirement Plan who attain age 55 and ten years of service as of the plan termination date. In April 2003, the Board of Directors of Fiduciary Trust approved a resolution to terminate both the Retirement Plan and the SERP as of June 30, 2003. In February 2005, Fiduciary Trust received approval from the Internal Revenue Service to terminate the Retirement Plan. We will record our estimated settlement obligation in relation to the Retirement Plan and the SERP in accordance with Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" during the three months ending June 30, 2005, when we expect the final settlement to be paid.

     In addition to these pension plans, Fiduciary Trust sponsors a defined benefit healthcare plan that provides post-retirement medical benefits to full-time employees who have worked ten years and attained age 55 while in the service of Fiduciary Trust, or have met alternate eligibility criteria. The defined benefit healthcare plan was closed to new entrants in April 2003.


                                       15
--------------------------------------------------------------------------------

     The following table summarizes the components of net periodic benefit cost for the Retirement Plan and the SERP, under pension benefits, and for the defined healthcare plan, under other benefits.

                                                                     PENSION BENEFITS                 OTHER BENEFITS
                                                         -----------------------------------------------------------------
                                                                    THREE MONTHS ENDED              THREE MONTHS ENDED
                                                                         MARCH 31,                       MARCH 31,
     (in thousands)                                                2005             2004            2005           2004
     ---------------------------------------------------------------------------------------------------------------------

     Service cost                                                   $--              $--             $13            $12
     Interest cost                                                  354              391              91            101
     Expected return on plan assets                                (104)            (226)             --             --
     Amortization of prior service costs                             --               --              64             64
     Amortization of net loss                                     1,234               67              --             17
     ---------------------------------------------------------------------------------------------------------------------
     NET PERIODIC BENEFIT COST                                   $1,484             $232            $168           $194
     ---------------------------------------------------------------------------------------------------------------------

                                                                     PENSION BENEFITS                 OTHER BENEFITS
                                                         -----------------------------------------------------------------
                                                                     SIX MONTHS ENDED                SIX MONTHS ENDED
                                                                         MARCH 31,                       MARCH 31,
     (in thousands)                                                2005             2004            2005           2004
     ---------------------------------------------------------------------------------------------------------------------

     Service cost                                                   $--              $--             $26            $24
     Interest cost                                                  746              782             182            202
     Expected return on plan assets                                (330)            (452)             --             --
     Amortization of prior service costs                             --               --             128            128
     Amortization of net loss                                     2,654              134              --             30
     ---------------------------------------------------------------------------------------------------------------------
     NET PERIODIC BENEFIT COST                                   $3,070             $464            $336           $384
     ---------------------------------------------------------------------------------------------------------------------

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

     In relation to the auto loan securitization transactions that we have entered into with a number of qualified special purpose entities, we are obligated to cover shortfalls in amounts due to the holders of the notes up to certain levels as specified under the related agreements. As of March 31, 2005, the maximum potential amount of future payments related to these obligations was $29.6 million. In addition, our Condensed Consolidated Balance Sheet at March 31, 2005 included a $0.4 million liability to reflect the fair value of certain additional obligations arising from auto securitization transactions.

     At March 31, 2005, our banking/finance operating segment had issued financial standby letters of credit totaling $2.6 million on which beneficiaries would be able to draw upon in the event of non-performance by our customers, primarily in relation to lease and lien obligations of these banking customers. These standby letters of credit, issued prior to January 1, 2003, were secured by marketable securities with a fair value of $2.2 million as of March 31, 2005 and commercial real estate.

     GOVERNMENTAL INVESTIGATION AND SETTLEMENT

     On March 3, 2005, Franklin Templeton Investments Corp. ("FTIC"), an indirect wholly-owned subsidiary of Franklin Resources, Inc. (the "Company") and the investment manager of the Company's Canadian mutual funds, announced that a panel of the Ontario Securities Commission (the "OSC") approved FTIC's agreement with the OSC staff resolving the issues resulting from the OSC's investigation of frequent trading practices, which was previously reported. In connection with the OSC settlement, the Company has recorded a charge to income of $42.0 million ($26.5 million, net of taxes) in the quarter ended March 31, 2005. The staff of the OSC stated they found no evidence of late trading occurring in funds managed by FTIC, nor did they find any evidence of market timing by any insiders of FTIC or any evidence of ongoing

                                       16
--------------------------------------------------------------------------------
     market timing activity in funds managed by FTIC. Investors in certain funds managed by FTIC between February 1999 and February 2003 will receive the settlement monies in accordance with a plan to be developed by FTIC and submitted to the OSC for approval by December 1, 2005. Once approved, FTIC will have three months to implement the plan.

     OTHER LEGAL PROCEEDINGS

     On April 12, 2005, the Attorney General of West Virginia filed a complaint in the Circuit Court of Marshall County, West Virginia against a number of companies engaged in the mutual fund industry, including the Company and its subsidiary, Franklin Advisers, Inc., and certain other parties alleging violations of the West Virginia Consumer Credit and Protection Act and seeking, among other things, civil penalties and attorneys' fees and costs. To the extent applicable to the Company, the complaint arises from activity that occurred in 2001 and duplicates, in whole or in part, the allegations asserted in the February 4, 2004 Massachusetts Administrative Complaint concerning one instance of market timing (the "Administrative Complaint") and the SEC's findings regarding market timing in its August 2, 2004 Order (the "SEC Order"), both of which matters were previously reported.

     As also previously reported, the Company and certain of the Franklin Templeton mutual funds ("Funds"), current and former officers, employees, and directors have been named in multiple lawsuits in different federal courts in Nevada, California, Illinois, New York, and Florida, alleging violations of various federal securities laws and seeking, among other relief, monetary damages, restitution, removal of Fund trustees, directors, advisers, administrators, and distributors, rescission of management contracts and 12b-1 plans, and/or attorneys' fees and costs. Specifically, the lawsuits claim breach of duty with respect to alleged arrangements to permit market timing and/or late trading activity, or breach of duty with respect to the valuation of the portfolio securities of certain Templeton Funds managed by the Company's subsidiaries, resulting in alleged market timing activity. The majority of these lawsuits duplicate, in whole or in part, the allegations asserted in the Administrative Complaint and the SEC's findings regarding market timing in the SEC Order. The lawsuits are styled as class actions, or derivative actions on behalf of either the named Funds or the Company.

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

     As of May 9, 2005, the following federal market timing lawsuits are pending against the Company (and in some instances, against certain officers, directors and/or Funds) and have been transferred to the MDL:

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


                                       17
--------------------------------------------------------------------------------

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

     Plaintiffs in the MDL filed consolidated amended complaints on September 29, 2004. Defendants filed motions to dismiss on February 25, 2005, with a hearing scheduled for June 2005.

     As previously reported, various subsidiaries of the Company, as well as certain Templeton Fund registrants, have also been named in multiple class action lawsuits originally filed in state courts in Illinois, alleging breach of duty with respect to the valuation of the portfolio securities of certain Templeton Funds managed by such subsidiaries, and seeking, among other relief, monetary damages and attorneys' fees and costs, as follows:

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

     These lawsuits were recently removed to the United States District Court for the Southern District of Illinois, where defendants' motions to dismiss are pending.

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

     As previously reported, the Company, as well as certain current and former officers, employees, and directors, have been named in multiple lawsuits alleging violations of various securities laws and pendent state law claims relating to the disclosure of marketing support payments and/or payment of allegedly excessive commissions, and/or advisory or distribution fees, and seeking, among other relief, monetary damages, restitution, rescission of advisory contracts, including recovery of all fees paid pursuant to those contracts, an accounting of all monies paid to the named advisers, declaratory relief, injunctive relief, and/or attorneys' fees and costs. These lawsuits are styled as class actions or derivative actions brought on behalf of certain Funds, and are as follows:

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

     Management strongly believes that the claims made in each of the lawsuits identified above are without merit and intends to defend against them vigorously. The Company cannot predict with certainty, however, the eventual outcome of these lawsuits, nor whether they will have a material negative impact on the

                                       18
--------------------------------------------------------------------------------

     Company. Public trust and confidence are critical to the Company's business and any material loss of investor and/or client confidence could result in a significant decline in assets under management by the Company, which would have an adverse effect on future financial results. If the Company finds that it bears responsibility for any unlawful or inappropriate conduct that caused losses to the Funds, it is committed to making the Funds or their shareholders whole, as appropriate. The Company is committed to taking all appropriate actions to protect the interests of its Funds' shareholders.

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

     OTHER COMMITMENTS AND CONTINGENCIES

     We have reviewed our interest in LFL, a company incorporated in Ireland whose sole business purpose is to finance our deferred commission assets, for consolidation under FIN 46-R. Based on our analysis, we determined that we hold a significant interest in LFL but we are not the primary beneficiary of LFL because we do not hold a majority of the risks and rewards of ownership. As of March 31, 2005, LFL had approximately $557.9 million in total assets and our exposure to loss related to LFL was limited to the carrying value of our investment in LFL and loan, interest and fees receivable from LFL totaling approximately $58.6 million. We have also reviewed our sponsored investment products for consolidation under FIN 46-R and have consolidated one variable interest entity in our financial statements as of March 31, 2005. We have also determined that in relation to certain other of these products, we hold a significant interest but are not the primary beneficiary, because we do not hold a majority of the risks and rewards of ownership. As of March 31, 2005, total assets in sponsored investment products in which we held a significant interest were approximately $2,114.8 million and our exposure to loss as a result of our interest in these products was $275.3 million. These amounts represent our maximum exposure to loss and do not reflect our estimate of the actual losses that could result from adverse changes.

     In July 2003, we renegotiated an agreement to outsource management of our data center and distributed server operations, originally signed in February 2001. We may terminate the amended agreement any time after July 1, 2006 by incurring a termination charge. The maximum termination charge payable will depend on the termination date of the amended agreement, the service levels before our termination of the agreement, costs incurred by our service provider to wind-down the services and costs associated with assuming equipment leases. As of March 31, 2005, we estimate that the termination fee payable in July 2006, not including costs associated with assuming equipment leases, would approximate $13.5 million and would decrease each month for the subsequent two years, reaching a payment of approximately $2.2 million in July 2008.

     At March 31, 2005, our banking/finance operating segment had commitments to extend credit aggregating $233.0 million, primarily under credit card lines.

     We lease office space and equipment under long-term operating leases. As of March 31, 2005, there were no material changes in leasing arrangements that would have a significant effect on future minimum lease payments reported in our Annual Report on Form 10-K for the year ended September 30, 2004.

14.  COMMON STOCK REPURCHASES
     ------------------------

     During the three months ended March 31, 2005, we repurchased 0.1 million shares of our common stock at a cost of $8.4 million. During the six months ended March 31, 2005, we repurchased 1.9 million shares of our common stock at a cost of $126.1 million. At March 31, 2005, approximately 11.3 million shares remained available for repurchase under board authorizations. During the three and six months ended March 31, 2004, we purchased 0.3 million shares of our common stock at a cost of $14.7 million.

15.  SEGMENT INFORMATION
     -------------------

     We have two operating segments: investment management and banking/finance. We based our operating segment selection process primarily on services offered. The investment management segment derives substantially all its revenues and net income from providing investment advisory, administration,

                                       19
--------------------------------------------------------------------------------
     distribution and related services to the Franklin, Templeton, Mutual Series, Bissett, Fiduciary Trust and Darby Overseas sponsored investment products. The banking/finance segment offers selected retail-banking services to high net-worth individuals, foundations and institutions, and consumer lending services. Our consumer lending activities include automotive lending related to the purchase, securitization, and servicing of retail installment sales contracts originated by independent automobile dealerships, consumer credit and debit cards, real estate equity lines, and home equity/mortgage lending.

     Financial information for our two operating segments is presented in the table below. Operating revenues of the banking/finance segment are reported net of interest expense and the provision for probable loan losses.

                                                                    THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                        MARCH 31,                          MARCH 31,
     (in thousands)                                              2005             2004            2005             2004
     ---------------------------------------------------------------------------------------------------------------------

     OPERATING REVENUES
     Investment management                                 $1,038,606         $864,178      $2,012,215       $1,659,094
     Banking/finance                                           12,575           14,817          24,988           29,567
     ---------------------------------------------------------------------------------------------------------------------
     TOTAL                                                 $1,051,181         $878,995      $2,037,203       $1,688,661
     ---------------------------------------------------------------------------------------------------------------------

     INCOME BEFORE TAXES ON INCOME AND CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE
     Investment management                                   $295,150         $244,708        $624,927         $472,769
     Banking/finance                                            6,914            7,468          12,786           15,347
     ---------------------------------------------------------------------------------------------------------------------
     TOTAL                                                   $302,064         $252,176        $637,713         $488,116
     ---------------------------------------------------------------------------------------------------------------------

     Operating segment assets were as follows:

                                                                                         MARCH 31,        SEPTEMBER 30,
     (in thousands)                                                                           2005                 2004
     ---------------------------------------------------------------------------------------------------------------------

     Investment management                                                              $7,774,971           $7,402,291
     Banking/finance                                                                       924,484              825,844
     ---------------------------------------------------------------------------------------------------------------------
     TOTAL                                                                              $8,699,455           $8,228,135
     ---------------------------------------------------------------------------------------------------------------------

     Operating revenues of the banking/finance segment included above were as follows:

                                                                   THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                       MARCH 31,                          MARCH 31,
     (in thousands)                                              2005            2004              2005            2004
     ---------------------------------------------------------------------------------------------------------------------

     Interest on loans                                         $6,102          $6,493           $12,344         $13,768
     Interest and dividends on investment securities            2,596           3,182             4,726           6,362
     ---------------------------------------------------------------------------------------------------------------------
     Total interest income                                      8,698           9,675            17,070          20,130
     Interest on deposits                                      (1,683)         (1,055)           (3,122)         (2,249)
     Interest on short-term debt                                 (148)            (46)             (169)           (106)
     Interest expense - inter-segment                             (29)           (224)             (409)           (713)
     ---------------------------------------------------------------------------------------------------------------------
     Total interest expense                                    (1,860)         (1,325)           (3,700)         (3,068)
     Net interest income                                        6,838           8,350            13,370          17,062
     Other income                                               6,032           7,301            12,182          17,380
     Provision for probable loan losses                          (295)           (834)             (564)         (4,875)
     ---------------------------------------------------------------------------------------------------------------------
     TOTAL OPERATING REVENUES                                 $12,575         $14,817           $24,988         $29,567
     ---------------------------------------------------------------------------------------------------------------------

     Inter-segment interest payments from the banking/finance segment to the investment management segment are based on market rates prevailing at the inception of each loan. Inter-segment interest income and expense are not eliminated in our Condensed Consolidated Statements of Income.

                                       20
--------------------------------------------------------------------------------

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

     Quantitative measures established by regulation to ensure capital adequacy require us to maintain a minimum Tier 1 capital and Tier 1 leverage ratio (as defined in the regulations), as well as minimum Tier 1 and Total risk-based capital ratios (as defined in the regulations). Based on our calculations, at March 31, 2005, and September 30, 2004, we exceeded the capital adequacy requirements applicable to us as listed below.

                                                               MARCH 31,         SEPTEMBER 30,               OUR CAPITAL
     (dollar amounts in thousands)                                  2005                  2004          ADEQUACY MINIMUM
     ------------------------------------------------ -------------------- --------------------- -------------------------

     Tier 1 capital                                           $3,092,389            $3,144,919                       N/A
     Total risk-based capital                                  3,095,110             3,148,617                       N/A
     Tier 1 leverage ratio                                           46%                   50%                        4%
     Tier 1 risk-based capital ratio                                 74%                   76%                        4%
     Total risk-based capital ratio                                  74%                   76%                        8%
     ------------------------------------------------ -------------------- --------------------- -------------------------


                                       21
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Quarterly Report on Form 10-Q includes trademarks and registered trademarks of Franklin Resources Inc. (the "Company") and its direct and indirect subsidiaries.

FORWARD-LOOKING STATEMENTS

In this section we discuss and analyze our results of operations and our financial condition. In addition to historical information, we also make statements relating to the future, called "forward-looking" statements, which are provided under the "safe harbor" protection of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally written in the future tense and/or are preceded by words such as "will", "may", "should", "could", "expect", "suggest", "believe", "anticipate", "intend", "plan", or other similar words. These forward-looking statements involve a number of known and unknown risks, uncertainties and other important factors that could cause the actual results and outcomes to differ materially from any future results or outcomes expressed or implied by such forward-looking statements. You should carefully review the "Risk Factors" section set forth below and in our recent filings with the U. S. Securities and Exchange Commission (the "SEC"), which describes these risks, uncertainties and other important factors in more detail. We undertake no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Quarterly Report on Form 10-Q.

OVERVIEW

Many of our key performance measures including net income and earnings per share continued to improve in the three and six months ended March 31, 2005, as compared to the same periods last year. In part, we can attribute these improvements to our continued focus on broadening our client base geographically. This expansion, along with the overall increases in many foreign equity markets, has lead to increases in our assets under management driven from both market appreciation and positive cash flows into our sponsored investment products.

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

                                       22
--------------------------------------------------------------------------------


RESULTS OF OPERATIONS

                                              THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                   MARCH 31,           PERCENT              MARCH 31,           PERCENT
(in millions except per share data)           2005           2004       CHANGE        2005            2004       CHANGE
--------------------------------------------------------------------------------------------------------------------------

NET INCOME                                  $221.3         $172.8          28%      $461.3          $345.1          34%
EARNINGS PER COMMON SHARE
   Basic                                     $0.88          $0.69          28%       $1.84           $1.39          32%
   Diluted                                    0.85           0.67          27%        1.77            1.34          32%
OPERATING MARGIN                               26%            26%           --         28%             27%           --
--------------------------------------------------------------------------------------------------------------------------

Net income increased 28% and 34% for the three and six months ended March 31, 2005, as compared to the same periods last year, due primarily to higher investment management and underwriting and distribution fees reflecting an 18% and 19% increase in simple monthly average assets under management for the three and six months ended March 31, 2005, as compared to the same periods last year, and a 20% and 21% increase in gross sales for the three and six months ended March 31, 2005 over the same periods last year. The increase was partly offset by higher operating expenses including underwriting and distribution and compensation and benefits expenses.

ASSETS UNDER MANAGEMENT

                                                                                   MARCH 31,                  MARCH 31,
(in billions)                                                                           2005                       2004
--------------------------------------------------------------------------------------------------------------------------

EQUITY
  Global/international                                                                $163.8                     $126.7
  Domestic (U.S.)                                                                       72.3                       66.0
--------------------------------------------------------------------------------------------------------------------------
     Total equity                                                                      236.1                      192.7
--------------------------------------------------------------------------------------------------------------------------

HYBRID                                                                                  69.1                       54.1
FIXED-INCOME
  Tax-free                                                                              51.9                       53.0
  Taxable
     Domestic (U.S.)                                                                    32.2                       32.4
     Global/international                                                               16.8                       13.6
--------------------------------------------------------------------------------------------------------------------------
        Total fixed-income                                                             100.9                       99.0
--------------------------------------------------------------------------------------------------------------------------

MONEY MARKET                                                                             6.0                        5.8
--------------------------------------------------------------------------------------------------------------------------
TOTAL                                                                                 $412.1                     $351.6
--------------------------------------------------------------------------------------------------------------------------
SIMPLE MONTHLY AVERAGE FOR THE THREE-MONTH PERIOD (1)                                 $407.4                     $345.7
--------------------------------------------------------------------------------------------------------------------------
SIMPLE MONTHLY AVERAGE FOR THE SIX-MONTH PERIOD (1)                                   $393.1                     $331.6
--------------------------------------------------------------------------------------------------------------------------

(1) Investment  management  fees  from  approximately  38% of our  assets  under management at March 31, 2005 were calculated using a daily average.

Our assets under management at March 31, 2005 were $412.1 billion, 17% higher than they were at this time last year, primarily due to excess sales over redemptions of $28.7 billion and market appreciation of $34.2 billion. Simple monthly average assets, which are generally more indicative of investment management fee trends than the year over year change in ending assets under management, increased 18% and 19% for the three and six months ended March 31, 2005 over the same periods a year ago.


                                       23
--------------------------------------------------------------------------------

The simple monthly average mix of assets under management is shown below.

                                                            SIX MONTHS ENDED
                                                                MARCH 31,
                                                        2005                2004
--------------------------------------------------------------------------------

Equity                                                   56%                 54%
Hybrid                                                   17%                 15%
Fixed-income                                             25%                 29%
Money market                                              2%                  2%
--------------------------------------------------------------------------------
TOTAL                                                   100%                100%
--------------------------------------------------------------------------------

For the six months ended March 31, 2005, our effective investment management fee rate (investment management fees divided by simple monthly average assets under management) increased to 0.590% from 0.575% in the same period last year. The change in the mix of assets under management, resulting from higher relative excess sales over redemptions, appreciation of equity as compared to fixed-income products, and an increase in performance fees, led to an increase in our effective investment management fee rate. Generally, management fees earned on equity products are higher than fees earned on fixed-income products.

Assets under management by sales office location were as follows:


                                                            MARCH 31,                        SEPTEMBER 30,
(in billions)                                                    2005      % OF TOTAL                 2004     % OF TOTAL
------------------------------------------------------- --------------- --------------- ------------------- ---------------

United States                                                  $295.8             72%               $265.3            73%
Canada                                                           29.9              7%                 25.8             7%
Europe                                                           40.5             10%                 29.5             8%
Asia/Pacific and other /1                                        45.9             11%                 41.3            12%
------------------------------------------------------- --------------- --------------- ------------------- ---------------
TOTAL                                                          $412.1            100%               $361.9           100%
------------------------------------------------------- --------------- --------------- ------------------- ---------------

/1   Includes multi-jurisdictional assets under management.

Components of the change in our assets under management were as follows:

                                                     THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                          MARCH 31,          PERCENT            MARCH 31,        PERCENT
(in billions)                                         2005         2004       CHANGE       2005         2004      CHANGE
---------------------------------------------------------------------------------------------------------------------------

Beginning assets under management                   $402.2       $336.7          19%     $361.9       $301.9         20%
Sales                                                 32.9         25.8          28%       61.3         49.6         24%
Reinvested distributions                               1.1          0.9          22%        5.4          2.8         93%
Redemptions                                          (21.4)       (19.3)         11%      (41.0)       (35.7)        15%
Distributions                                         (1.5)        (1.4)          7%       (6.9)        (4.1)        68%
Acquisitions                                           0.1           --          N/A        0.1          0.9        (89%)
(Depreciation)/appreciation                           (1.3)         8.9          N/A       31.3         36.2        (14%)
---------------------------------------------------------------------------------------------------------------------------
ENDING ASSETS UNDER
MANAGEMENT                                          $412.1       $351.6          17%     $412.1       $351.6         17%
---------------------------------------------------------------------------------------------------------------------------

For the three and six months ended March 31, 2005, excess sales over redemptions were $11.5 billion and $20.3 billion, as compared to $6.5 billion and $13.9 billion in the same periods last year. Market (depreciation)/appreciation of $(1.3) billion and $31.3 billion for the three and six months ended March 31, 2005 related primarily to our equity and hybrid products, as compared to market appreciation of $8.9 billion and $36.2 billion for the same periods last year.


                                       24
--------------------------------------------------------------------------------


OPERATING REVENUES

                                                   THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                       MARCH 31,          PERCENT             MARCH 31,         PERCENT
(in millions)                                      2005          2004      CHANGE         2005         2004      CHANGE
--------------------------------------------------------------------------------------------------------------------------

Investment management fees                       $592.7        $499.6         19%     $1,159.2       $954.1         21%
Underwriting and distribution fees                377.3         298.4         26%        717.7        574.6         25%
Shareholder servicing fees                         64.3          61.7          4%        127.5        123.1          4%
Consolidated sponsored investment
  products income, net                              1.4           1.5         (7%)         1.9          1.5         27%
Other, net                                         15.5          17.8        (13%)        30.9         35.4        (13%)
--------------------------------------------------------------------------------------------------------------------------
TOTAL OPERATING REVENUES                       $1,051.2        $879.0         20%     $2,037.2     $1,688.7         21%
--------------------------------------------------------------------------------------------------------------------------

INVESTMENT MANAGEMENT FEES

Investment management fees, accounting for 56% and 57% of our operating revenues for the three and six months ended March 31, 2005, as compared to 57% and 56%
for the same period last year, include both investment advisory and administration fees. These fees are generally calculated under contractual arrangements with our sponsored investment products as a percentage of the market value of assets under management. Annual rates vary by investment objective and type of services provided.

Investment management fees increased 19% and 21% for the three and six months ended March 31, 2005, as compared to the same periods last year, consistent with an 18% and 19% increase in simple monthly average assets under management and an increase in our effective investment management fee rate resulting from a shift in asset mix toward equity products, which generally carry a higher management fee than fixed-income products.

UNDERWRITING AND DISTRIBUTION FEES

We earn underwriting fees from the sale of certain classes of sponsored investment products on which investors pay a sales commission at the time of purchase. Sales commissions are reduced or eliminated on some share classes and for sales to shareholders or intermediaries that exceed specified minimum amounts. Therefore, underwriting fees will change with the overall level of gross sales, the size of individual transactions, and the relative mix of sales between different share classes.

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

Underwriting and distribution fees increased 26% and 25% for the three and six months ended March 31, 2005, as compared to the same periods last year. For the three and six months ended March 31, 2005, commission revenues increased 28%, as compared to the same periods last year consistent with a 20% and 21% increase in gross sales, partially offset by the discontinuation of front-end sales charges on Class C shares sold in the United States effective January 1, 2004. Distribution fees increased 28% and 30% for the three and six months ended March 31, 2005 over the same periods last year consistent with an 18% and 19% increase in simple monthly average assets under management and a shift in the asset and share class mix.

SHAREHOLDER SERVICING FEES

Shareholder servicing fees are generally fixed charges per shareholder account that vary with the particular type of fund and the service being rendered. In some instances, sponsored investment products are charged these fees based on the level of assets under management. We receive fees as compensation for providing transfer agency services, including providing customer statements, transaction processing, customer service and tax reporting. In the United States, transfer agency service agreements provide that accounts closed in a calendar year generally remain billable at a reduced rate through the second quarter of the following calendar year. In


                                       25
--------------------------------------------------------------------------------

Canada, such agreements provide that accounts closed in the calendar year remain billable for four months after the end of the calendar year. Accordingly, the level of fees will vary with the growth in new accounts and the level of closed accounts that remain billable. In the coming quarter, we anticipate that approximately 447,000 accounts closed in Canada during calendar 2004 will no longer be billable effective May 1, 2005. Shareholder servicing fees increased 4% for the three and six months ended March 31, 2005, as compared to the same periods last year consistent with a 6% increase in billable shareholder accounts.

CONSOLIDATED SPONSORED INVESTMENT PRODUCTS INCOME, NET

Consolidated sponsored investment products income, net reflects the net operating income of majority-owned sponsored investment products, including dividends received. The decrease for the three months and the increase for the six months ended March 31, 2005, as compared to the same periods last year reflect the fluctuation in timing and amounts of income earned by the sponsored investment products, as well as an increase in the number of products that have been consolidated in our results of operations.

OTHER, NET

Other, net consists primarily of revenues from the banking/finance operating segment as well as income from custody services. Revenues from the banking/finance operating segment include interest income on loans, servicing income, and investment income on banking/finance investment securities, and are reduced by interest expense and the provision for probable loan losses.

Other, net decreased 13% for the three and six months ended March 31, 2005, as compared to the same periods last year, due to lower realized gains on sales of automotive loans, lower interest income on loans held for sale, and lower realized gains from investments, partially offset by a decrease in interest on deposits and the decline in provision for probable loan losses primarily related to our automotive portfolio.

OPERATING EXPENSES

                                                     THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                         MARCH 31,         PERCENT            MARCH 31,         PERCENT
(in millions)                                        2005         2004      CHANGE        2005         2004      CHANGE
--------------------------------------------------------------------------------------------------------------------------

Underwriting and distribution                      $347.4       $268.1         30%      $658.8       $516.8         27%
Compensation and benefits                           217.9        197.1         11%       429.4        386.3         11%
Information systems, technology and
  occupancy                                          69.8         68.4          2%       136.6        138.1         (1%)
Advertising and promotion                            31.1         31.9         (3%)       57.2         53.2          8%
Amortization of deferred sales
  commissions                                        30.6         25.0         22%        62.0         47.4         31%
Amortization of intangible assets                     4.4          4.4          --         8.8          8.8          --
Provision for governmental investigations,
  proceedings and actions                            42.0         60.0        (30%)       42.0         60.0        (30%)
September 11, 2001 recovery, net                       --        (30.3)      (100%)         --        (30.3)      (100%)
Other                                                34.7         29.1         19%        69.0         60.3         14%
--------------------------------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                           $777.9       $653.7         19%    $1,463.8     $1,240.6         18%
--------------------------------------------------------------------------------------------------------------------------

UNDERWRITING AND DISTRIBUTION

Underwriting and distribution includes amounts payable to brokers and other third parties for selling, distributing and providing ongoing services to investors in our sponsored investment products. Underwriting and distribution expense increased 30% and 27% for the three and six months ended March 31, 2005 over the same periods last year consistent with similar trends in underwriting and distribution revenue.


                                       26
--------------------------------------------------------------------------------

COMPENSATION AND BENEFITS

Compensation and benefits expense increased 11% for the three and six months ended March 31, 2005, as compared to the same periods last year. The increase resulted primarily from an increase in employees and from additional bonus expense under cash and stock bonus plans that are based, in part, on our performance. In addition, we experienced increases related to annual merit salary adjustments effective in October 2004 and to other employee benefits. We employed approximately 6,900 people at March 31, 2005, as compared to about 6,500 at March 31, 2004.

INFORMATION SYSTEMS, TECHNOLOGY AND OCCUPANCY

Information systems, technology and occupancy costs increased 2% and decreased 1% during the three and six months ended March 31, 2005, as compared to the same periods last year. The increase in the three months ended March 31, 2005 was primarily due to an increase for market data services and an increase in building costs related to global expansion.

The overall decrease in expense for the six-month period was primarily due to a decrease in purchases of information system and technology equipment as certain of our technology equipment is periodically replaced under our technology outsourcing agreement, as well as lower expenditures on software due to the stabilization in the number and scope of new technology project initiatives. The decline in information systems and technology expense was partly offset by an increase in building costs related to global expansion.

Details of capitalized information systems and technology costs, excluding occupancy costs, were as follows:

                                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                          MARCH 31,                         MARCH 31,
(in millions)                                                      2005            2004             2005            2004
---------------------------------------------------------------------------------------------------------------------------

Net carrying amount at beginning of period                        $46.9           $73.8            $51.3           $79.1
Additions during period, net of disposals and
  other adjustments                                                 5.7             2.4              8.6            10.0
Net assets added through acquisitions                                --             0.3               --             0.3
Amortization during period                                         (8.3)          (11.7)           (15.6)          (24.6)
---------------------------------------------------------------------------------------------------------------------------
NET CARRYING AMOUNT AT END OF PERIOD                              $44.3           $64.8            $44.3           $64.8
---------------------------------------------------------------------------------------------------------------------------

ADVERTISING AND PROMOTION

Advertising and promotion expense decreased 3% and increased 8% for the three and six months ended March 31, 2005, as compared to the same periods last year. Overall, the increase in the six months ended March 31, 2005 was due to higher expenditures on direct advertising campaigns and marketing efforts. For example, we completed a series of television commercials in December 2004 that we expect to air later in fiscal 2005. We are committed to investing in advertising and promotion in response to changing business conditions and in order to advance our products where we see continued or potential new growth opportunities, which means that the level of advertising and promotion expenditures may increase more rapidly or decrease more slowly than our revenues.

AMORTIZATION OF DEFERRED SALES COMMISSIONS

Certain fund share classes, including Class B, are sold without a front-end sales charge to shareholders, although our distribution subsidiaries pay a commission on the sale. Furthermore, in the United States, Class A shares are sold without a front-end sales charge to shareholders when minimum investment criteria are met, and Class C shares have been sold without a front-end sales charge since January 1, 2004. However, our U.S. distribution subsidiary pays a commission on these sales. We defer and amortize all up-front commissions paid by our distribution subsidiaries and amortize them over 12 months to 8 years depending on share class or financing arrangements.

Class B and certain of our Class C deferred commission assets ("DCA") arising from our U.S., Canadian and European operations are financed through Lightning Finance Company Limited ("LFL"), a company in which we have a 49% ownership interest. LFL has entered into a financing agreement with our U.S. distribution subsidiary and we maintain a continuing interest in the DCA transferred to LFL until resold by LFL. As a result, we retain DCA sold to LFL under the U.S. agreement in our financial statements and amortize them over


                                       27
--------------------------------------------------------------------------------
an 8-year period, or until sold by LFL to third parties. In contrast to the U.S. arrangement, LFL has entered into direct agreements with our Canadian and European sponsored investment products, and, as a result, we do not record DCA from these sources in our financial statements. The U.S. funds that had offered Class B shares ceased offering Class B shares to new investors and existing shareholders effective during the three months ended March 31, 2005. Existing Class B shareholders may continue to exchange shares into Class B shares of different funds. Existing Class B shareholders may also continue to reinvest dividends in additional Class B shares. The cessation of purchases of Class B shares by new investors and existing shareholders may have a negative effect on the overall sales of the funds' shares and cause a decrease in the levels of deferred commission amortization.

Amortization of deferred sales commissions increased 22% and 31% for the three and six months ended March 31, 2005, as compared to the same periods last year principally due to a 20% increase in gross product sales and because LFL has not sold U.S. DCA in a securitization transaction since fiscal 2002.

OTHER INCOME (EXPENSES)

Other income (expenses) includes net realized and unrealized investment gains (losses) of consolidated sponsored investment products, investment and other income, net and interest expense. Investment and other income, net is comprised primarily of income related to our investments, including dividends, interest income, realized gains and losses and income from investments accounted for using the equity method of accounting, as well as minority interest in less than wholly-owned subsidiaries and investments and foreign currency exchange gains and losses.

Other income (expenses) increased 7% and 61% during the three and six months ended March 31, 2005, as compared to the same periods last year primarily due to higher realized and unrealized net gains from our consolidated sponsored investment products, net of related minority interest in less than wholly-owned subsidiaries and investments, gain from the disposition of fixed assets, higher interest income from term deposits and debt securities and higher equity method income from our investments.

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

Our effective income tax rate for the three and six months ended March 31, 2005 was 27% and 28%, respectively and has decreased from the 31% and 30% effective income tax rates for the same periods last year. The effective tax rate will continue to reflect the relative contributions of foreign earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income, as well as other factors.


                                       28
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key financial data relating to our liquidity, and sources and uses of capital:

                                                                                      MARCH 31,           SEPTEMBER 30,
(in millions)                                                                              2005                    2004
--------------------------------------------------------------------------------------------------------------------------

BALANCE SHEET DATA
Assets
  Liquid assets                                                                        $4,718.5                $4,279.3
  Cash and cash equivalents                                                             3,197.1                 2,917.2

Liabilities
  Federal funds purchased and Federal Home Loan Bank advances                              $0.1                    $6.0
  Commercial paper                                                                        170.0                   170.0
  Variable Funding Note                                                                    50.0                      --
  Convertible Notes                                                                       535.1                   530.1
  Medium Term Notes                                                                       420.0                   420.0
  Other long-term debt                                                                    267.4                   246.3
--------------------------------------------------------------------------------------------------------------------------
Total debt                                                                             $1,442.6                $1,372.4
--------------------------------------------------------------------------------------------------------------------------

                                                              SIX MONTHS ENDED
                                                                  MARCH 31,
(in millions)                                                2005           2004
--------------------------------------------------------------------------------

CASH FLOW DATA
  Operating cash flows                                     $415.2         $244.8
  Investing cash flows                                     (135.3)       1,098.6
  Financing cash flows                                        0.1          152.5

--------------------------------------------------------------------------------


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

The increase in total debt outstanding from September 30, 2004 relates primarily to the issuance of a variable funding note ("Variable Funding Note") payable under a new one-year revolving $250 million variable funding note warehouse credit facility secured by cash and/or automobile loans, and the increase in the long-term financing liability recognized in relation to U.S. DCA financed by LFL.

We experienced higher operating cash flows for the six months ended March 31, 2005, as compared to the same period last year, due to higher net income and net proceeds from the securitization of loans held for sale. The decline in investing cash flows for the six months ended March 31, 2005, as compared to the same period last year related primarily to excess purchases of investments over liquidations. Net cash provided by financing activities in the six months ended March 31, 2005 declined as compared to the same period last year principally due to an increase in repurchases of our common stock. In the six months ended March 31, 2005, we repurchased 1.9 million shares of our common stock at a cost of $126.1 million. At March 31, 2005, approximately 11.3 million shares remained available for repurchase under our existing stock repurchase program. We repurchased 0.3 million shares of our common stock at a cost of $14.7 million during the six months ended March 31, 2004.

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

As of March 31, 2005, we had $300.0 million of debt and equity securities available to be issued under shelf registration statement filed with the SEC and $330.0 million of additional commercial paper available for issuance. Our committed revolving credit facilities at March 31, 2005 totaled $420.0 million, of which, $210.0 million was under a 364-day facility expiring in June 2005. The remaining $210.0 million facility is under a five-year facility that will expire in June 2007. In addition, at March 31, 2005, our banking/finance operating segment had $511.5 million in available uncommitted short-term bank lines under the Federal Reserve Funds system, the Federal Reserve Bank discount window, and Federal Home Loan Bank short-term borrowing capacity. Our ability to access the financial and capital markets in a timely manner depends on a number of factors including our credit rating, the condition of the global economy, investors' willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. Depending upon circumstances, we might not be able to access these financial markets readily.

Our investment management segment finances Class B and certain Class C DCA arising from our U.S., Canadian and European operations through LFL, a company in which we have a 49% ownership interest. Class B and C sales commissions that we have financed globally through LFL during the three and six months ended March 31, 2005 were approximately $35.0 million and $77.7 million, as compared to $46.9 million and $90.2 million during the three and six months ended March 31, 2004. LFL's ability to access credit facilities and the securitization market will directly affect our existing financing arrangements.

Our banking/finance operating segment finances its automotive lending activities through operational cash flows, inter-segment loans and by selling its auto loans in securitization transactions with qualified special purpose entities, which then issue asset-backed securities to private investors. Beginning in March 2005, automotive lending activities were also financed by issuing approximately $50.0 million under a Variable Funding Note, and as a result, inter-segment lending activities have decreased. Gross sale proceeds from auto loan securitization transactions were $59.6 million and $238.4 million for the three and six months ended March 31, 2005, as compared to $46.7 million and $231.8 million in the three and six months ended March 31, 2004. Our ability to access the securitization market will directly affect our plans to finance the auto loan portfolio in the future.

USES OF CAPITAL

We expect that the main uses of cash will be to expand our core business, make strategic acquisitions, acquire shares of our common stock, fund property and equipment purchases, pay operating expenses of the business, enhance technology infrastructure and business processes, pay stockholder dividends and repay and service debt.

On March 15, 2005, our Board of Directors declared a regular quarterly cash dividend of $0.10 per share and a special cash dividend of $2.00 per share, each payable on April 15, 2005 to stockholders of record on March 31, 2005. The special cash dividend of approximately $502.1 million is an extra dividend intended to return additional value to our stockholders.

In May 2001, we received approximately $490.0 million in net proceeds from the sale of $877.0 million principal amount at maturity of Liquid Yield Option Notes due 2031 (Zero Coupon-Senior) (the "Convertible Notes"). The issue price of the Convertible Notes, which were offered to qualified institutional buyers only, represented a yield to maturity of 1.875% per annum, excluding any contingent interest. Each of the $1,000 (principal amount at maturity) Convertible Notes is convertible into 9.3604 shares of our common stock (subject to adjustment), when the price of our stock reaches certain thresholds and under certain circumstances. We will pay contingent interest to the holders of Convertible Notes during any six-month period commencing May 12, 2006 if the average market price of a Convertible Note for a measurement period preceding such six-month period equals 120% or more of the sum of the issue price and accrued original issue discount. To date, we have repurchased Convertible Notes with a face value of $5.9 million principal amount at maturity, for their accreted value of $3.5 million, in cash. We may redeem the remaining Convertible Notes for cash on or after May 11, 2006 or, at the option of the holders, we may be required to make additional repurchases on May 11 in


                                       30
--------------------------------------------------------------------------------
each of 2006, 2011, 2016, 2021 and 2026. In this event, we may choose to pay the accreted value of the Convertible Notes in cash or shares of our common stock. The amount that the holders may redeem in the future will depend on, among other factors, the performance of our common stock.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Our contractual obligations are summarized in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004. As of March 31, 2005, there had been no material changes in our contractual obligations from September 30, 2004.

In relation to the auto loan securitization transactions that we have entered into with a number of qualified special purpose entities, we are obligated to cover shortfalls in amounts due to the holders of the notes up to certain levels as specified under the related agreements. As of March 31, 2005, the maximum potential amount of future payments related to these obligations was $29.6 million. In addition, our Condensed Consolidated Balance Sheet at March 31, 2005 included a $0.4 million liability to reflect the fair value of certain additional obligations arising from auto securitization transactions.

At March 31, 2005, the banking/finance operating segment had commitments to extend credit aggregating $233.0 million, primarily under its credit card lines, and had issued financial standby letters of credit totaling $2.6 million on which beneficiaries would be able to draw upon in the event of non-performance by our customers, primarily in relation to lease and lien obligations of these banking customers. These standby letters of credit, issued prior to January 1, 2003, were secured by marketable securities with a fair value of $2.2 million as of March 31, 2005 and commercial real estate.

OFF-BALANCE SHEET ARRANGEMENTS

As discussed above, we obtain financing for sales commissions that we pay to broker/dealers on Class B and certain Class C shares of our sponsored investment products through LFL, a company established in Ireland to provide DCA financing. We hold a 49% ownership interest in LFL and we account for this ownership interest using the equity method of accounting. Our exposure to loss related to our investment in LFL is limited to the carrying value of our investment and loans, and interest and fees receivable from LFL. At March 31, 2005, those amounts approximated $58.6 million. During the three and six months ended March 31, 2005, we recognized pre-tax income of approximately $3.0 million and $5.5 million for our share of its net income over these periods.

As discussed above, our banking/finance operating segment periodically enters into auto loan securitization transactions with qualified special purpose entities, which then issue asset-backed securities to private investors. Our main objective in entering in securitization transactions is to obtain financing for auto loan activities. Securitized loans held by the securitization trusts totaled $784.7 million at March 31, 2005 and $768.9 million at September 30, 2004.

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

Under Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), we are required to test the fair value of goodwill and indefinite-lived intangibles when there is an indication of impairment, or at least once a year. Goodwill impairment is indicated when the carrying amount of a reporting unit exceeds its implied fair value, calculated based on anticipated discounted cash flows. In


                                       31
--------------------------------------------------------------------------------
estimating the fair value of the reporting unit, we use valuation techniques based on discounted cash flows similar to models employed in analyzing the purchase price of an acquisition target.

Intangible assets subject to amortization are reviewed for impairment on the basis of the expected future undiscounted operating cash flows, without interest charges, to be derived from these assets. We review definite-lived intangible assets for impairment when there is an indication of impairment, or at least once a year.

During the quarter ended March 31, 2005, we completed our annual impairment testing of goodwill and indefinite-lived intangible assets under the guidance set out in SFAS 142 and we determined that there was no impairment in the value of these assets as of October 1, 2004.

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

INCOME TAXES

As a multinational corporation, we operate in various locations outside the United States. As of March 31, 2005, and based on tax laws in effect as of this date, it is our intention to continue to indefinitely reinvest the undistributed earnings of foreign subsidiaries. As a result, we have not made a provision for U.S. taxes and have not recorded a deferred tax liability on $2.6 billion of cumulative undistributed earnings recorded by foreign subsidiaries as of March 31, 2005. Changes to our policy of reinvesting foreign earnings may have a significant effect on our financial condition and results of operation.

In December 2004, the Financial Accounting Standards Board ("FASB") issued Staff Position No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP FAS 109-2"). The American Jobs Creation Act of 2004 (the "Act") was signed into law on October 22, 2004. Under a provision of the Act, we may elect to repatriate certain earnings of our foreign-based subsidiaries at a reduced U.S. federal tax rate in either of our fiscal years ending September 30, 2005 or September 30, 2006. FSP FAS 109-2 provides guidance on when an enterprise should recognize in its financial statements the effects of the one-time tax benefit of repatriation of foreign earnings under the Act, and specifies interim disclosure requirements. We are currently evaluating the effect of this repatriation provision; however, we do not expect to complete this evaluation until after the U.S. Congress or the U.S. Department of the Treasury issue additional guidance regarding this provision. The range of possible amounts we are considering for repatriation is between zero and $1.9 billion, and the potential range of income tax associated with these amounts, which are subject to a reduced tax rate, is between zero and $117.0 million.

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

                                       32
--------------------------------------------------------------------------------

While  we   believe   that  we  have   accurately   estimated   the   amount  of
other-than-temporary decline in value in our portfolio, different assumptions could result in changes to the recorded amounts in our financial statements.

LOSS CONTINGENCIES

We are involved in various lawsuits and claims encountered in the normal course of business. When such a matter arises and periodically thereafter, we consult with our legal counsel and evaluate the merits of the claim based on the facts available at that time. In management's opinion, an adequate accrual has been made as of March 31, 2005 to provide for any probable losses that may arise from these matters for which we could reasonably estimate an amount. See also Note 13 to our Notes to Condensed Consolidated Financial Statements included in Part I,
Item 1 of this report and "Legal Proceedings" included in Part II, Item 1 of this report.

VARIABLE INTEREST ENTITIES

Under FASB Interpretation No. 46, "Consolidation of Variable Interest Entities (revised December 2003) ("FIN 46-R"), a variable interest entity ("VIE") is an entity in which the equity investment holders have not contributed sufficient capital to finance its activities or the equity investment holders do not have defined rights and obligations normally associated with an equity investment. FIN 46-R requires consolidation of a VIE by the enterprise that has the majority of the risks and rewards of ownership, referred to as the primary beneficiary.

Evaluating whether related entities are VIEs, and determining if we qualify as the primary beneficiary of these VIEs, is highly complex and involves the use of estimates and assumptions. To determine our interest in the expected losses or residual returns of each VIE, we performed an expected cash flow analysis using certain discount rate and volatility assumptions based on available historical information and management's estimates. Based on our analysis, we consolidated one VIE into our financial statements as of March 31, 2005. While we believe that our testing and approach were appropriate, future changes in estimates and assumptions may affect our decision and lead to the consolidation of other VIEs in our financial statements.

IMPACT OF INFLATION

Our Condensed Consolidated Financial Statements and related Notes are presented in historical dollars without considering the effect of inflation. Since a significant portion of our assets is liquid in nature, the potential effect of inflation is mitigated. In addition, the majority of our revenues and related expenses are denominated in U.S. dollars, a currency that has not been significantly affected by the impact of changes in prices in recent years. To the extent that a potential rise in inflation may affect the securities and the consumer lending markets, it may adversely affect our financial position and results of operation in the future.

RISK FACTORS

STRONG COMPETITION FROM NUMEROUS AND SOMETIMES LARGER COMPANIES WITH COMPETING OFFERINGS AND PRODUCTS COULD LIMIT OR REDUCE SALES OF OUR PRODUCTS, POTENTIALLY RESULTING IN A DECLINE IN OUR MARKET SHARE, REVENUES AND NET INCOME. We compete with numerous investment management companies, mutual fund, stock brokerage and investment banking firms, insurance companies, banks, savings and loan associations and other financial institutions. Over the past decade, a significant number of new asset management firms and mutual funds have been established, increasing competition. At the same time, consolidation in the financial services industry has created stronger competitors with greater financial resources and broader distribution channels than our own. Competition is based on various factors, including, among others, business reputation, investment performance, product offerings, service quality, distribution relationships, and fees charged. Additionally, competing securities broker/dealers whom we rely upon to distribute our mutual funds also sell their own proprietary funds and investment products, which could limit the distribution of our investment products. To the extent that existing or potential customers, including securities broker/dealers, decide to invest in or distribute the products of our competitors, the sales of our products as well as our market share, revenues and net income could decline. Our ability to attract and retain assets under our management is also dependent on the relative investment performance of our funds and other managed investment portfolios and our ability to maintain our investment management and administrative fees at competitive levels.

CHANGES IN THE DISTRIBUTION CHANNELS ON WHICH WE DEPEND COULD REDUCE OUR REVENUES AND HINDER OUR GROWTH. We derive nearly all of our fund sales through broker/dealers and other similar investment advisers. Increasing competition for these distribution channels and recent regulatory initiatives have caused our distribution costs


                                       33
--------------------------------------------------------------------------------
to rise and could cause further increases in the future or could otherwise negatively impact the distribution of our products. Higher distribution costs lower our net revenues and earnings. Additionally, if one or more of the major financial advisers who distribute our products were to cease operations or limit or otherwise end the distribution of our products, it could have a significant adverse impact on our revenues and earnings. There is no assurance we will continue to have access to the third-party broker/dealers and similar investment advisers that currently distribute our products, or continue to have the opportunity to offer all or some of our existing products through them. A failure to maintain strong business relationships with the major investment advisers who currently distribute our products may also impair our distribution and sales operations. Because we use broker/dealers and other similar investment advisers to sell our products, we do not control the ultimate investment recommendations given to clients. Any inability to access and successfully sell our products to clients through third-party distribution channels could have a negative effect on our level of assets under management, related revenues and overall business and financial condition.

THE AMOUNT OR MIX OF OUR ASSETS UNDER MANAGEMENT ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS AND COULD NEGATIVELY IMPACT OUR REVENUES AND INCOME. We have become subject to an increased risk of asset volatility from changes in the domestic and global financial and equity markets. Individual financial and equity markets may be adversely affected by political, financial or other instabilities that are particular to the country or regions in which a market is located, including without limitation local acts of terrorism, economic crises or other business, social or political crises. Declines in these markets have caused in the past, and would cause in the future, a decline in our revenues and income. Global economic conditions, exacerbated by war or terrorism or financial crises, changes in the equity market place, currency exchange rates, interest rates, inflation rates, the yield curve and other factors that are difficult to predict affect the mix, market values and levels of our assets under management. Our investment management revenues are derived primarily from fees based on a percentage of the value of assets under management and vary with the nature of the account or product managed. A decline in the price of stocks or bonds, or in particular market segments, or in the securities market generally, could cause the value and returns on our assets under management to decline, resulting in a decline in our revenues and income. Moreover, changing market conditions may cause a shift in our asset mix between international and U.S. assets, potentially resulting in a decline in our revenue and income depending upon the nature of our assets under management and the level of management fees we earn based on them. Additionally, changing market conditions may cause a shift in our asset mix towards fixed-income products and a related decline in our revenue and income, as we generally derive higher fee revenues and income from equity assets than from fixed-income products we manage. On the other hand, increases in interest rates, in particular if rapid, or high interest rates, as well as any uncertainty in the future direction of interest rates, may impact negatively on our fixed-income products as rising interest rates or interest rate uncertainty typically decrease the total return on many bond investments due to lower market valuations of existing bonds. Any decrease in the level of assets under management resulting from price declines, interest rate volatility or uncertainty or other factors could negatively impact our revenues and income.

OUR INCREASING FOCUS ON INTERNATIONAL MARKETS AS A SOURCE OF INVESTMENTS AND SALES OF INVESTMENT PRODUCTS SUBJECT US TO INCREASED EXCHANGE RATE AND OTHER
RISKS IN CONNECTION WITH EARNINGS AND INCOME GENERATED OVERSEAS. While we operate primarily in the United States, we also provide services and earn revenues in Canada, the Bahamas, Europe, Asia, South America, Africa and Australia. As a result, we are subject to foreign exchange risk through our foreign operations. While we have taken steps to reduce our exposure to foreign exchange risk, for example, by denominating a significant amount of our transactions in U.S. dollars, the situation may change in the future as our business continues to grow outside the United States. Stabilization or appreciation of the U.S. dollar could moderate revenues from sales of investment products internationally. Separately, management fees that we earn tend to be higher in connection with international assets under management than with U.S. assets under management. Consequently, a downturn in international markets could have a significant effect on our revenues and income.

POOR INVESTMENT PERFORMANCE OF OUR PRODUCTS COULD AFFECT OUR SALES OR REDUCE THE LEVEL OF ASSETS UNDER MANAGEMENT, POTENTIALLY NEGATIVELY IMPACTING OUR REVENUES AND INCOME. Our investment performance, along with achieving and maintaining superior distribution and client services, is critical to the success of our investment management business. Strong investment performance often stimulates sales of our investment products. Poor investment performance as compared to third-party benchmarks or competitive products could lead to a decrease in sales of investment products we manage and stimulate redemptions from existing products, generally lowering the overall level of assets under management and reducing the investment management fees we earn. We cannot assure you that past or present investment performance in the investment products we manage will be indicative of future performance and any poor future performance may negatively impact our revenues and income.


                                       34
--------------------------------------------------------------------------------

WE COULD SUFFER LOSSES IN EARNINGS OR REVENUE IF OUR REPUTATION IS HARMED. Our reputation is important to the success of our business. The Franklin Templeton Investments brand has been, and continues to be, extremely well received both in our industry and with our clients, reflecting the fact that our brand, like our business, is based in part on trust and confidence. If our reputation is harmed, existing clients may reduce amounts held in, or withdraw entirely from, funds that we advise or funds may terminate their investment management agreements with us, which could reduce the amount of assets under management and cause us to suffer a corresponding loss in earnings or revenue. Moreover, reputational harm may cause us to lose current employees and we may be unable to continue to attract new ones with similar qualifications, motivations or skills. If we fail to address, or appear to fail to address, successfully and promptly the underlying causes of any reputational harm, we may be unsuccessful in repairing any existing harm to our reputation and our future business prospects would likely be affected.

OUR FUTURE RESULTS ARE DEPENDENT UPON MAINTAINING AN APPROPRIATE LEVEL OF EXPENSES, WHICH ARE SUBJECT TO FLUCTUATION. The level of our expenses are subject to fluctuation and may increase for the following or other reasons: changes in the level and scope of our advertising expenses in response to market conditions; variations in the level of total compensation expense due to, among other things, bonuses, changes in our employee count and mix, and competitive factors; expenses and capital costs, including costs incurred to maintain and enhance our administrative and operating services infrastructure; and an increase in insurance expenses including through the assumption of higher deductibles and/or co-insurance liability.

WE FACE RISKS, AND CORRESPONDING POTENTIAL COSTS AND EXPENSES, ASSOCIATED WITH CONDUCTING OPERATIONS AND GROWING OUR BUSINESS IN NUMEROUS FOREIGN COUNTRIES. We sell mutual funds and offer investment advisory and related services in many different regulatory jurisdictions around the world, and intend to continue to expand our operations internationally. As we do so, we will continue to face various on-going challenges to ensure that we have sufficient resources, procedures and controls in place to address and ensure that our operations abroad operate consistently and effectively. Notwithstanding potential long-term cost savings by increasing certain operations, such as transfer agent and other back-office operations, in countries or regions of the world with lower operating costs, growth of our international operations may involve near-term increases in expenses as well as additional capital costs, such as information, systems and technology costs and costs related to compliance with particular regulatory or other local requirements or needs. Regulators in non-U.S. jurisdictions could also change their policies or laws in a manner that might restrict or otherwise impede our ability to distribute or register investment products in their respective markets. Any of these local requirements, activities or needs could increase the costs and expenses we incur in a specific jurisdiction without any corresponding increase in revenues and income from operating in the jurisdiction.

OUR ABILITY TO SUCCESSFULLY INTEGRATE WIDELY VARIED BUSINESS LINES CAN BE IMPEDED BY SYSTEMS AND OTHER TECHNOLOGICAL LIMITATIONS. Our continued success in effectively managing and growing our business, both domestically and abroad, depends on our ability to integrate the varied accounting, financial, information and operational systems of our various businesses on a global basis. Moreover, adapting or developing our existing technology systems to meet our internal needs, as well as client needs, industry demands and new regulatory requirements, is also critical for our business. The constant introduction of new technologies presents new challenges to us. We have an ongoing need to continually upgrade and improve our various technology systems, including our data processing, financial, accounting and trading systems. This need could present operational issues or require, from time to time, significant capital spending. It also may require us to reevaluate the current value and/or expected useful lives of our technology systems, which could negatively impact our results of operations.

ANY SIGNIFICANT LIMITATION OR FAILURE OF OUR SOFTWARE APPLICATIONS AND OTHER TECHNOLOGY SYSTEMS THAT ARE CRITICAL TO OUR OPERATIONS COULD CONSTRAIN OUR OPERATIONS. We are highly dependent upon the use of various proprietary and third-party software applications and other technology systems to operate our business. We use our technology to, among other things, obtain securities pricing information, process client transactions and provide reports and other customer services to the clients of the funds we manage. Any inaccuracies, delays or systems failures in these and other processes could subject us to client dissatisfaction and losses. Although we take protective measures, our technology systems may be vulnerable to unauthorized access, computer viruses or other events that have a security impact, such as an authorized employee or vendor inadvertently causing us to release confidential information, which could materially damage our operations or cause the disclosure or modification of sensitive or confidential information. Most of the software applications that we use in our business are licensed from, and supported, upgraded and maintained by, third-party vendors. A suspension or termination of certain of these licenses or the related support, upgrades and maintenance could cause temporary system delays or interruption. In addition, we have outsourced to a single vendor management of our data

                                       35
--------------------------------------------------------------------------------
center and distributed server operations, and this vendor also is responsible for our disaster recover systems. A failure by this vendor to continue to manage our data center or support our servers and our disaster recovery systems adequately in the future could have a material adverse impact on our business. Moreover, although we have in place certain disaster recovery plans, we may experience system delays and interruptions as a result of natural disasters, power failures, acts of war, and third party failures. Potential system failures or breaches and the cost necessary to correct them could result in material financial loss, regulatory actions, breach of client contracts, reputational harm or legal claims and liability, which in turn could negatively impact our revenues and income.

OUR INABILITY TO SUCCESSFULLY RECOVER SHOULD WE EXPERIENCE A DISASTER OR OTHER BUSINESS CONTINUITY PROBLEM COULD CAUSE MATERIAL FINANCIAL LOSS, LOSS OF HUMAN
CAPITAL, REGULATORY ACTIONS REPUTATIONAL HARM OR LEGAL LIABILITY. Should we experience a local or regional disaster or other business continuity problem, our continued success will depend, in part, on the availability of our personnel, our office facilities and the proper functioning of our computer, telecommunication and other related systems and operations. While our operational size, the diversity of locations from which we operate, and our redundant back-up systems provide us with a strong advantage should we experience a local or regional disaster or other business continuity event, we may still experience near-term operational challenges, in particular depending upon how a local or regional event may affect our human capital across our operations or with regard to particular segments of our operations, such as key executive officers or personnel in our technology group. We are constantly assessing and taking steps to improve upon our existing business continuity plans and key management succession. However, a disaster on a significant scale or affecting certain of our key operating areas across regions, or our inability to successfully recover should we experience a disaster or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.

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

CERTAIN OF THE PORTFOLIOS WE MANAGE, INCLUDING OUR EMERGING MARKET PORTFOLIOS, ARE VULNERABLE TO MARKET-SPECIFIC POLITICAL, ECONOMIC OR OTHER RISKS, ANY OF WHICH MAY NEGATIVELY IMPACT OUR REVENUES AND INCOME. Our emerging market portfolios and revenues derived from managing these portfolios are subject to significant risks of loss from political and diplomatic developments, currency fluctuations, social instability, changes in governmental polices, expropriation, nationalization, asset confiscation and changes in legislation related to foreign ownership. Foreign trading markets, particularly in some emerging market countries, are often smaller, less liquid, less regulated and significantly more volatile than the U.S. and other established markets.

OUR REVENUES, EARNINGS AND INCOME COULD BE ADVERSELY AFFECTED IF THE TERMS OF OUR INVESTMENT MANAGEMENT AGREEMENTS ARE SIGNIFICANTLY ALTERED OR THESE AGREEMENTS ARE TERMINATED BY THE FUNDS WE ADVISE. Our revenues are dependent on fees earned under investment management or related administrative agreements that we have with the funds we advise. These revenues could be adversely affected if these agreements are altered significantly or terminated. The decline in revenue that might result from alteration or termination of our investment management or selected administration agreements could have a material adverse impact on our earnings or income.

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

WE ARE SUBJECT TO EXTENSIVE REGULATION DOMESTICALLY AND ABROAD. Our investment management business and other businesses are subject to extensive regulation in the United States and abroad, including, among others, securities, banking, accounting and tax laws and regulations. We are subject to federal securities laws, state laws regarding securities fraud, other federal and state regulations and rules of certain self-regulatory

                                       36
--------------------------------------------------------------------------------
organizations, including those rules and regulations promulgated by the SEC, the National Association of Securities Dealers and the New York Stock Exchange, and to the extent operations take place outside the United States, by foreign regulations and regulators. Certain of our subsidiaries are registered with the SEC under the Investment Advisers Act of 1940, as amended, and many of our funds are registered with the SEC under the Investment Company Act of 1940, as amended, both of which impose numerous obligations, as well as detailed operational requirements, on our subsidiaries which are investment advisers to registered investment companies. Our subsidiaries, both in the United States and abroad, must comply with a myriad of U.S. and/or foreign regulations, some of which may conflict, including complex U.S. and non-U.S. tax regimes. In addition, we are a bank holding company and a financial holding company subject to the supervision and regulation of the Federal Reserve Board (the "FRB"), and are subject to the restrictions, limitations, or prohibitions of the Bank Holding Company Act of 1956 and the Gramm-Leach-Bliley Act. The FRB may impose additional limitations or restrictions on our activities, including if the FRB believes that we do not have the appropriate financial and managerial resources to commence or conduct an activity or make an acquisition. Non-compliance with applicable laws or regulations, either in the United States or abroad, could result in sanctions being levied against us, including fines and censures, injunctive relief, suspension or expulsion from a certain jurisdiction or market or the revocation of licenses, any of which could also adversely affect our reputation, prospects, revenues, and earnings.

REGULATORY OR LEGISLATIVE ACTIONS AND REFORMS, PARTICULARLY THOSE SPECIFICALLY FOCUSED ON THE MUTUAL FUND INDUSTRY, COULD ADVERSELY IMPACT OUR ASSETS UNDER MANAGEMENT, INCREASE COSTS AND NEGATIVELY IMPACT OUR PROFITABILITY AND FUTURE FINANCIAL RESULTS. During the past five years, the federal securities laws have been augmented substantially by, among other measures, the Sarbanes-Oxley Act of 2002 and the USA Patriot Act of 2001. Moreover, changes in the interpretation or enforcement of existing laws or regulations have directly affected our business. For example, in the past few years following the enactment of the Sarbanes-Oxley Act of 2002, new rules of the SEC, the New York Stock Exchange and the National Association of Securities Dealers were promulgated and other rules revised. Among other things, these new laws, rules and regulations have necessitated us to make changes to our corporate governance and public disclosure policies, procedures and practices and our registered investment companies and investment advisers have been required to make similar changes. Compliance activities to meet these new requirements have required us to expend additional time and resources, including without limitation substantial efforts to conduct evaluations required to ensure compliance with the management certification and attestation requirements under the Sarbanes-Oxley Act of 2002, and, consequently, we are incurring increased costs of doing business, which potentially negatively impacts our profitability and future financial results. Additionally, current and pending regulatory and legislative actions and reforms affecting the mutual fund industry, including compliance initiatives, may negatively impact revenues by increasing our costs of accessing or dealing in the financial markets.

CIVIL LITIGATION ARISING OUT OF OR RELATING TO RECENTLY SETTLED GOVERNMENTAL INVESTIGATIONS OR OTHER MATTERS AS WELL AS THE LEGAL RISKS ASSOCIATED WITH OUR BUSINESS COULD ADVERSELY IMPACT OUR ASSETS UNDER MANAGEMENT, INCREASE COSTS AND NEGATIVELY IMPACT OUR PROFITABILITY AND/OR OUR FUTURE FINANCIAL RESULTS. We have been named in shareholder class action and other lawsuits, many of which arise out of or relate to recently settled governmental investigations. While management believes that the claims made in these lawsuits are without merit, and while we intend to vigorously defend against them, litigation typically is an expensive process. Risks associated with legal liability often are difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time. Moreover, settlements or judgments against us have the potential of being substantial if we are unsuccessful in settling or otherwise resolving matters early in the process and/or on favorable terms. It is also possible that we may be named in additional civil or governmental actions similar to those already instituted. We may be obligated or may choose to indemnify directors, officers or employees against liabilities and expenses they may incur in connection with such matters to the extent permitted under applicable law. Eventual exposures from and expenses incurred relating to current and future litigation could adversely impact our assets under management, increase costs and negatively impact our profitability and/or our future financial results. Judgments or findings of wrongdoing by regulatory or governmental authorities or in civil litigation against us could affect our reputation, increase our costs of doing business and/or negatively impact our revenues, any of which could have a material negative impact on our financial results.

WE DEPEND ON KEY PERSONNEL AND OUR FINANCIAL PERFORMANCE COULD BE NEGATIVELY AFFECTED BY THE LOSS OF THEIR SERVICES. The success of our business will continue to depend upon our key personnel, including our portfolio and fund managers, investment analysts, investment advisers, sales and management personnel and other professionals as well as our executive officers and business unit heads. Competition for qualified, motivated and highly skilled executives, professional and other key personnel in the investment management and

                                       37
--------------------------------------------------------------------------------
banking/finance industries remains significant. Our success depends to a substantial degree upon our ability to attract, retain and motivate qualified individuals and upon the continued contributions of these people. As our business grows, we are likely to need to increase correspondingly the overall number of individuals that we employ. Moreover, in order to retain certain key personnel, we may be required to increase compensation to such individuals, resulting in additional expense without a corresponding increase in potential revenue. We cannot assure you that we will be successful in attracting and retaining qualified individuals, and departure of key investment personnel, in particular, if not replaced, could cause us to lose clients, which could have a material adverse effect on our financial condition, results of operations and business prospects. Moreover, our employees may voluntarily terminate their employment with us at any time. The loss of the services of key personnel or our failure to attract replacement or additional qualified personnel could negatively affect our financial performance.

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

Our banking/finance operating segment is exposed to interest rate fluctuations on its loans receivable, debt securities held, and deposit liabilities. In our banking/finance operating segment, we monitor the net interest rate margin and the average maturity of interest earning assets, as well as funding sources. In addition, as of March 31, 2005, we have considered the potential impact of the effect on the banking/finance operating segment balances, individually and collectively, of a 100 basis point (1%) movement in market interest rates. Based on our analysis, we do not expect that this change would have a material impact on our operating revenues or results of operations in either scenario.

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

ITEM 4.       CONTROLS AND PROCEDURES.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2005. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of March 31, 2005.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                       38
--------------------------------------------------------------------------------

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On March 3, 2005, Franklin Templeton Investments Corp. ("FTIC"), an indirect wholly-owned subsidiary of the Company and the investment manager of the Company's Canadian mutual funds, announced that a panel of the Ontario Securities Commission (the "OSC") approved FTIC's agreement with the OSC staff resolving the issues resulting from the OSC's investigation of frequent trading practices, which was previously reported. In connection with the OSC settlement, the Company has recorded a charge to income of $42.0 million ($26.5 million, net of taxes) in the quarter ended March 31, 2005. The staff of the OSC stated they found no evidence of late trading occurring in funds managed by FTIC, nor did they find any evidence of market timing by any insiders of FTIC or any evidence of ongoing market timing activity in funds managed by FTIC. Investors in certain funds managed by FTIC between February 1999 and February 2003 will receive the settlement monies in accordance with a plan to be developed by FTIC and submitted to the OSC for approval by December 1, 2005. Once approved, FTIC will have three months to implement the plan.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information with respect to the shares of common stock we repurchased during the three months ended March 31, 2005.

                                                                        (C) TOTAL
                                                                        NUMBER OF
                                                                           SHARES        (D) MAXIMUM
                                                                     PURCHASED AS   NUMBER OF SHARES
                                                                          PART OF    THAT MAY YET BE
                                    (A) TOTAL       (B) AVERAGE          PUBLICLY    PURCHASED UNDER
                                    NUMBER OF    PRICE PAID PER   ANNOUNCED PLANS       THE PLANS OR
PERIOD                       SHARES PURCHASED             SHARE       OR PROGRAMS           PROGRAMS
-----------------------------------------------------------------------------------------------------
January 1, 2005 through                 4,713            $70.14             4,713         11,456,847
  January 31, 2005
February 1, 2005 through
  February 28, 2005                    12,764            $67.58            12,764         11,444,083
March 1, 2005 through
  March 31, 2005                      100,014            $71.92           100,014         11,344,069
------------------------------------------------------------------------------------------------------
TOTAL                                 117,491                             117,491
------------------------------------------------------------------------------------------------------


Under our stock repurchase program, we can repurchase shares of our common stock from time to time in the open market and in private transactions in accordance with applicable securities laws. From time to time we have announced the existence of the Company's continuing policy of purchasing shares of its common stock, including announcements in March 2000, August 2002, May 2003, and August 2003. From 2002 through the current date, our Board of Directors has authorized and approved the repurchase of up to 30.0 million shares under our stock repurchase program, of which, 18.7 million shares had been repurchased and 11.3 million shares remained available for repurchase as of March 31, 2005. Our stock repurchase program is not subject to an expiration date.


                                       39
--------------------------------------------------------------------------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of stockholders of the Company was held on January 25, 2005.

The matters voted upon at the meeting and the results of the vote were as follows:

(a)  TO ELECT ELEVEN DIRECTORS TO THE BOARD OF DIRECTORS.

     Each of the eleven nominees for director was elected and received the number of votes set forth below:

                       NAME                    VOTES FOR      VOTES WITHHELD
                       ----                    ---------      --------------

                Samuel H. Armacost            202,474,429        2,384,434
                Harmon E. Burns               193,809,063       11,049,800
                Charles Crocker               199,504,795        5,354,068
                Robert D. Joffe               200,994,040        3,864,823
                Charles B. Johnson            197,625,461        7,233,402
                Rupert H. Johnson, Jr.        197,715,185        7,143,678
                Thomas H. Kean                199,406,844        5,452,019
                Chutta Ratnathicam            202,564,963        2,293,900
                Peter M. Sacerdote            193,850,092       11,008,771
                Anne M. Tatlock               197,552,378        7,306,485
                Louis E. Woodworth            200,879,514        3,979,349


(b) TO RATIFY THE APPOINTMENT OF PRICEWATERHOUSECOOPERS LLP AS THE COMPANY'S INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR THE CURRENT FISCAL YEAR ENDING SEPTEMBER 30, 2005.

     The matter was approved by a vote of 201,035,884 shares in favor, 2,447,281 shares against and 1,375,698 shares abstaining. There were no broker non-votes on this matter.

(c) TO APPROVE THE AMENDMENT AND RESTATEMENT OF THE FRANKLIN RESOURCES, INC. 2002 UNIVERSAL STOCK INCENTIVE PLAN.

     The matter was approved by a vote of 172,975,409 shares in favor, 15,124,441 shares against and 1,343,731 shares abstaining. With regard to this matter, there were 15,415,282 broker non-votes.

(d) TO APPROVE THE AMENDMENT OF THE COMPANY'S CERTIFICATE OF INCORPORATION, AS AMENDED, TO INCREASE THE NUMBER OF SHARES OF COMMON STOCK, PAR VALUE $0.10 PER SHARE, FROM 500,000,000 SHARES TO 1,000,000,000 SHARES AUTHORIZED FOR ISSUANCE BY THE COMPANY.

     The  matter  was  approved  by  a  vote  of  189,828,610  shares  in  favor
     (representing a majority of the outstanding shares of the Company), 13,719,945 shares against and 1,316,308 shares abstaining. There were no broker non-votes on this matter.


                                       40
--------------------------------------------------------------------------------

ITEM 6. EXHIBITS.

     EXHIBIT NO.        DESCRIPTION
     -----------        -----------

     Exhibit 3(i)(a) Registrant's Certificate of Incorporation, as filed November 28, 1969, incorporated by reference to Exhibit
                        (3)(i) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (File No. 001-09318) (the "1994 Annual Report"). Exhibit 3(i)(b) Registrant's Certificate of Amendment of Certificate of Incorporation, as filed on March 1, 1985, incorporated by reference to Exhibit (3)(ii) to the 1994 Annual Report.

     Exhibit 3(i)(c) Registrant's Certificate of Amendment of Certificate of Incorporation, as filed on April 1, 1987, incorporated by reference to Exhibit (3)(iii) to the 1994 Annual Report.

     Exhibit 3(i)(d) Registrant's Certificate of Amendment of Certificate of Incorporation, as filed on February 2, 1994, incorporated by reference to Exhibit (3)(iv) to the 1994 Annual Report.

     Exhibit 3(i)(e) Registrant's Certificate of Amendment of Certificate of Incorporation, as filed on February 4, 2005, incorporated by reference to Exhibit (3)(i)(e) to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318).

     Exhibit 3(ii) Registrant's Amended and Restated By-Laws incorporated by reference to Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (File No. 001-09318).

     Exhibit 10.1 Franklin Resources, Inc. Deferred Compensation Arrangement for Director's Fees, dated as of January 21, 2005, by and between Franklin Resources, Inc. and Samuel
                        H. Armacost, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on January 27, 2005 (File No. 001-09318).*

     Exhibit 10.2 Franklin Resources, Inc. 2002 Universal Stock Incentive Plan (as amended and restated December 16,
                        2004), incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on January 27, 2005 (File No. 001-09318).*

     Exhibit 10.3 Description of Non-Management Director's Compensation, incorporated by reference to Exhibit 10.86 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318).*

     Exhibit 12         Computations of ratios of earnings to fixed charges.

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

                                       41
--------------------------------------------------------------------------------

     Exhibit 32.3 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

                        * Management/Employment Contract or Compensatory Plan or Arrangement.



                                       42
--------------------------------------------------------------------------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FRANKLIN RESOURCES, INC.
                                    (Registrant)


Date:  May 9, 2005                  By:  /S/ JAMES R. BAIO
                                         -----------------
                                         James R. Baio
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (Duly Authorized Officer
                                         and Principal Financial Officer)


                                       43
--------------------------------------------------------------------------------

                                  EXHIBIT INDEX


EXHIBIT NO.         DESCRIPTION
-----------         -----------

Exhibit 3(i)(a) Registrant's Certificate of Incorporation, as filed November 28, 1969, incorporated by reference to Exhibit (3)(i) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (File No. 001-09318) (the "1994
                    Annual Report").

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

Exhibit 3(i)(e) Registrant's Certificate of Amendment of Certificate of Incorporation, as filed on February 4, 2005, incorporated by reference to Exhibit (3)(i)(e) to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318).

Exhibit 3(ii) Registrant's Amended and Restated By-Laws incorporated by reference to Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (File No. 001-09318).

Exhibit 10.1 Franklin Resources, Inc. Deferred Compensation Arrangement for Director's Fees, dated as of January 21, 2005, by and between Franklin Resources, Inc. and Samuel H. Armacost, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on January 27, 2005 (File No. 001-09318).*

Exhibit 10.2 Franklin Resources, Inc. 2002 Universal Stock Incentive Plan (as amended and restated December 16, 2004), incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on January 27, 2005 (File No. 001-09318).*

Exhibit 10.3 Description of Non-Management Director's Compensation, incorporated by reference to Exhibit 10.86 to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318).*

Exhibit 12          Computations of ratios of earnings to fixed charges.

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


                                       44
--------------------------------------------------------------------------------

Exhibit 32.3 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

                    * Management/Employment Contract or Compensatory Plan or Arrangement.


                                       45
--------------------------------------------------------------------------------