Form 10-Q
period 2005-06-30
FRANKLIN RESOURCES INC
filed 2005-08-08
CIK 38777

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2005
                                       or
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Outstanding: 251,615,588 shares of common stock, par value $.10 per share, of Franklin Resources, Inc. as of July 29, 2005

PART I - FINANCIAL INFORMATION

ITEM 1.    CONDENSED FINANCIAL STATEMENTS.

FRANKLIN RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED                                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                                JUNE 30,                     JUNE 30,
(in thousands, except per share data)                                     2005          2004           2005           2004
----------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
   Investment management fees                                         $642,034      $505,409     $1,801,191     $1,459,512
   Underwriting and distribution fees                                  386,950       282,852      1,104,669        857,458
   Shareholder servicing fees                                           64,609        60,582        192,088        183,644
   Consolidated sponsored investment products income, net                1,306         1,136          3,282          2,645
   Other, net                                                           14,835        17,836         45,707         53,217
----------------------------------------------------------------------------------------------------------------------------
   Total operating revenues                                          1,109,734       867,815      3,146,937      2,556,476
----------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
   Underwriting and distribution                                       359,657       252,250      1,018,455        769,035
   Compensation and benefits                                           232,971       193,532        662,387        579,875
   Information systems, technology and occupancy                        73,253        67,464        209,866        205,525
   Advertising and promotion                                            36,845        31,139         94,061         84,306
   Amortization of deferred sales commissions                           29,361        24,688         91,356         72,133
   Amortization of intangible assets                                     4,348         4,398         13,108         13,201
   Provision for governmental investigations, proceedings
     and actions, net of recoveries                                     (8,385)       21,500         33,658         81,500
   September 11, 2001 recovery, net                                         --            --             --        (30,277)
   Other                                                                35,205        31,858        104,202         92,122
----------------------------------------------------------------------------------------------------------------------------
   Total operating expenses                                            763,255       626,829      2,227,093      1,867,420
----------------------------------------------------------------------------------------------------------------------------
   Operating income                                                    346,479       240,986        919,844        689,056
OTHER INCOME (EXPENSES)
   Consolidated sponsored investment products gains/
   (losses), net                                                         4,402        (3,463)        19,013          6,356
   Investment and other income, net                                     21,849        14,300         87,814         59,437
   Interest expense                                                     (9,017)       (7,832)       (25,245)       (22,742)
----------------------------------------------------------------------------------------------------------------------------
      Other income, net                                                 17,234         3,005         81,582         43,051
----------------------------------------------------------------------------------------------------------------------------

   Income before taxes on income and cumulative effect of
     an accounting change                                              363,713       243,991      1,001,426        732,107
   Taxes on income                                                     101,840        70,095        278,290        217,903
----------------------------------------------------------------------------------------------------------------------------

   Income before cumulative effect of an accounting
     change, net of tax                                                261,873       173,896        723,136        514,204
   Cumulative effect of an accounting change, net of tax                    --            --             --          4,779
----------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                            $261,873      $173,896       $723,136       $518,983
----------------------------------------------------------------------------------------------------------------------------

BASIC EARNINGS PER SHARE
Income before cumulative effect of an accounting change                  $1.04         $0.70          $2.89          $2.06
Cumulative effect of an accounting change                                   --            --             --           0.02
----------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                               $1.04         $0.70          $2.89          $2.08
----------------------------------------------------------------------------------------------------------------------------

DILUTED EARNINGS PER SHARE
Income before cumulative effect of an accounting change                  $1.00         $0.67          $2.78          $2.00
Cumulative effect of an accounting change                                   --            --             --           0.02
----------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                               $1.00         $0.67          $2.78          $2.02
----------------------------------------------------------------------------------------------------------------------------

DIVIDENDS PER SHARE                                                     $0.100        $0.085         $0.300         $0.255
SPECIAL CASH DIVIDEND                                                       --            --          2.000             --

                   See accompanying notes to the condensed consolidated financial statements.

                                       2
--------------------------------------------------------------------------------

FRANKLIN RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
                                                                                           JUNE 30,       SEPTEMBER 30,
(in thousands)                                                                                 2005                2004
--------------------------------------------------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                             $2,811,114          $2,814,184
   Receivables                                                                              496,386             406,247
   Investment securities, trading                                                           263,968             257,329
   Investment securities, available-for-sale                                                582,158             432,665
   Deferred taxes and other                                                                 131,522             133,420
--------------------------------------------------------------------------------------------------------------------------
     Total current assets                                                                 4,285,148           4,043,845
--------------------------------------------------------------------------------------------------------------------------

BANKING/FINANCE ASSETS
   Cash and cash equivalents                                                                141,332             103,004
   Loans held for sale, net                                                                 198,796              82,481
   Loans receivable, net                                                                    268,417             334,676
   Investment securities, available-for-sale                                                260,132             265,870
   Other                                                                                     36,861              39,813
--------------------------------------------------------------------------------------------------------------------------
     Total banking/finance assets                                                           905,538             825,844
--------------------------------------------------------------------------------------------------------------------------

NON-CURRENT ASSETS
   Investments, other                                                                       429,366             388,819
   Deferred sales commissions                                                               314,468             299,069
   Property and equipment, net                                                              487,005             470,578
   Goodwill                                                                               1,386,855           1,381,757
   Other intangible assets, net                                                             659,848             671,500
   Receivable from banking/finance group                                                         --              37,784
   Other                                                                                     60,335             108,572
--------------------------------------------------------------------------------------------------------------------------
     Total non-current assets                                                             3,337,877           3,358,079
--------------------------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                                        $8,528,563          $8,227,768
--------------------------------------------------------------------------------------------------------------------------

                   See accompanying notes to the condensed consolidated financial statements.


                                       3
--------------------------------------------------------------------------------


FRANKLIN RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED
                                                                                           JUNE 30,       SEPTEMBER 30,
(in thousands, except share data)                                                              2005                2004
--------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Compensation and benefits                                                               $263,274            $284,483
   Commercial paper                                                                         169,418             169,633
   Accounts payable and accrued expenses                                                    246,032             249,789
   Commissions                                                                              165,753             128,341
   Income taxes                                                                              22,690              76,862
   Other                                                                                     19,522              11,640
--------------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                              886,689             920,748
--------------------------------------------------------------------------------------------------------------------------

BANKING/FINANCE LIABILITIES
   Deposits                                                                                 533,987             555,746
   Payable to parent                                                                             --              37,784
   Variable funding note                                                                    145,874                  --
   Other                                                                                     72,939              65,187
--------------------------------------------------------------------------------------------------------------------------
     Total banking/finance liabilities                                                      752,800             658,717
--------------------------------------------------------------------------------------------------------------------------

NON-CURRENT LIABILITIES
   Long-term debt                                                                         1,215,490           1,196,409
   Deferred taxes                                                                           248,705             236,126
   Other                                                                                     33,157              32,895
--------------------------------------------------------------------------------------------------------------------------
     Total non-current liabilities                                                        1,497,352           1,465,430
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                    3,136,841           3,044,895
--------------------------------------------------------------------------------------------------------------------------

MINORITY INTEREST                                                                            90,184              76,089

COMMITMENTS AND CONTINGENCIES (NOTE 13)

STOCKHOLDERS' EQUITY
   Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued                    --                  --
   Common stock, $0.10 par value, 1,000,000,000 shares authorized;
      251,388,854 and 249,680,498 shares issued and outstanding, for
      June 30, 2005 and September 30, 2004                                                   25,139              24,968
   Capital in excess of par value                                                           314,372             255,137
   Retained earnings                                                                      4,897,264           4,751,504
   Deferred compensation                                                                    (24,131)                 --
   Accumulated other comprehensive income                                                    88,894              75,175
--------------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                           5,301,538           5,106,784
--------------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $8,528,563          $8,227,768
--------------------------------------------------------------------------------------------------------------------------

                   See accompanying notes to the condensed consolidated financial statements.

                                       4
--------------------------------------------------------------------------------


FRANKLIN RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
                                                                                                   NINE MONTHS ENDED
                                                                                                       JUNE 30,
(in thousands)                                                                                   2005             2004
--------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                   $723,136         $518,983

Adjustments to reconcile net income to net cash
   provided by operating activities:
(Increase) decrease in receivables, prepaid expenses and other                                (39,585)         (68,703)
Advances of deferred sales commissions                                                       (106,755)        (143,577)
Increase in current liabilities and other                                                     205,246           50,237
Increase in provision for governmental investigations, proceedings and actions                 13,334           76,946
(Decrease) increase in deferred income taxes and taxes payable                                (20,600)          43,169
Increase in commissions payable                                                                37,413           22,769
Increase in accrued compensation and benefits                                                  37,437           67,991
Originations of loans held for sale, net                                                     (354,881)        (270,078)
Proceeds from securitization of loans held for sale                                           238,565           52,896
Net change in trading securities                                                               (6,639)        (231,875)
Equity in net income of affiliated companies                                                  (21,278)         (13,023)
Depreciation and amortization                                                                 146,724          137,455
Net gains on disposal of assets                                                                (2,476)         (18,586)
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                     849,641          224,604
--------------------------------------------------------------------------------------------------------------------------

Purchase of investments                                                                      (921,841)      (1,591,013)
Liquidation of investments                                                                    725,063        2,669,373
Purchase of banking/finance investments                                                      (106,692)         (31,512)
Liquidation of banking/finance investments                                                    117,278           77,972
Net proceeds from securitization of loans receivable                                               --          179,965
Net origination of loans receivable                                                            67,279          (48,484)
Net additions of property and equipment                                                       (57,873)         (11,935)
Acquisition of subsidiaries, net of cash acquired                                                 (37)         (68,255)
Insurance proceeds related to September 11, 2001 event                                             --           32,487
--------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities                                          (176,823)       1,208,598
--------------------------------------------------------------------------------------------------------------------------

(Decrease) in bank deposits                                                                   (21,759)         (74,994)
Exercise of common stock options                                                               95,292          117,083
Dividends paid on common stock                                                               (573,369)         (60,847)
Purchase of common stock                                                                     (149,257)         (50,431)
Increase in debt                                                                               40,588           84,157
Payments on debt                                                                              (29,055)         (21,449)
--------------------------------------------------------------------------------------------------------------------------
Net cash (used in) financing activities                                                      (637,560)          (6,481)
--------------------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                                          35,258        1,426,721
Cash and cash equivalents, beginning of period                                              2,917,188        1,053,695
--------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $2,952,446       $2,480,416
--------------------------------------------------------------------------------------------------------------------------
                                                                                            [Table continued on next page]

                                       5
--------------------------------------------------------------------------------

                                                                                      [Table continued from previous page]

FRANKLIN RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
                                                                                                    NINE MONTHS ENDED
                                                                                                        JUNE 30,
(in thousands)                                                                                    2005            2004
--------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
   Value of common stock issued, principally restricted stock                                  $82,777         $48,059

   Total assets related to the consolidation of certain sponsored investment
     products and a lessor trust, net of deconsolidated assets                                 (37,508)        201,714

   Total liabilities related to the consolidation of certain sponsored investment
     products and a lessor trust, net of deconsolidated liabilities                              6,659          61,834

   Fair value of subsidiary assets acquired                                                         --          37,690

   Fair value of subsidiary liabilities assumed                                                     --           6,345
--------------------------------------------------------------------------------------------------------------------------

                   See accompanying notes to the condensed consolidated financial statements.


                                       6
--------------------------------------------------------------------------------

                            FRANKLIN RESOURCES, INC.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)
1.   BASIS OF PRESENTATION
     ---------------------

     We have prepared these unaudited interim financial statements of Franklin Resources, Inc. (the "Company") and its consolidated subsidiaries in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Under these rules and regulations, we have shortened or omitted some information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles. We believe that we have made all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown. All adjustments are normal and recurring. You should read these financial statements together with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004. Certain amounts for the comparative prior fiscal year periods have been reclassified to conform to the financial presentation for and at the period ended June 30, 2005.

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

     In October 2004, the Emerging Issues Task Force Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" ("EITF 04-8"), was ratified. EITF 04-8 was effective for reporting periods ending after December 15, 2004 and required the restatement of diluted earnings per share for comparative prior year periods. EITF 04-8 required us to include the potential conversion into common stock of our Liquid Yield Option Notes due 2031 (Zero Coupon-Senior) (see Note 11) in the calculation of diluted earnings per share, even if the conditions that must be satisfied to allow conversion have not been met. Its adoption resulted in a decrease in diluted earnings per share of $0.03 and $0.06 for the three and nine months ended June 30, 2005 and $0.02 and $0.04 for the three and nine months ended June 30, 2004 (See Note 5).

     In December 2004, the FASB issued Staff Position No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP FAS 109-2"). The American Jobs Creation Act of 2004 (the "Act") was signed into law on October 22, 2004. Under a provision of the Act, we may elect to repatriate certain earnings of our foreign-based subsidiaries at a reduced U.S. federal tax rate in either of our fiscal years ending September 30, 2005 or September 30, 2006. FSP FAS 109-2 provides guidance on when an enterprise should recognize in its financial statements the effects of the one-time tax benefit of repatriation of foreign earnings under the Act, and specifies

                                       7
--------------------------------------------------------------------------------
     interim disclosure requirements. We are currently evaluating the effect of this repatriation provision; however, we do not expect to complete this evaluation until the issuance of additional guidance regarding this provision. The range of possible amounts we are considering for repatriation is between zero and $1.9 billion, and the potential range of income tax associated with these amounts, which are subject to a reduced tax rate, is between zero and $117.0 million.

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

4.   COMPREHENSIVE INCOME
     --------------------

     The following table computes comprehensive income.

                                                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                                JUNE 30,                    JUNE 30,
     (in thousands)                                                         2005         2004          2005         2004
     ----------------------------------------------------------------------------------------------------------------------

     Net income                                                         $261,873     $173,896      $723,136     $518,983
     Net unrealized (loss) gain on investments, net of tax                (2,851)      (8,206)        6,205       10,765
     Currency translation adjustments                                    (10,574)      (9,840)        7,514        6,979
     Minimum pension liability adjustment                                     --           --            --         (683)
     ----------------------------------------------------------------------------------------------------------------------
     COMPREHENSIVE INCOME                                               $248,448     $155,850      $736,855     $536,044
     ----------------------------------------------------------------------------------------------------------------------

5.   EARNINGS PER SHARE
     ------------------

     We computed earnings per share as follows:

                                                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                                JUNE 30,                    JUNE 30,
     (in thousands, except per share data)                                 2005          2004          2005         2004
     ----------------------------------------------------------------------------------------------------------------------

     Net income                                                        $261,873      $173,896      $723,136     $518,983
     Adjusted net income in accordance with EITF 04-8                   264,100       176,092       729,783      525,473
     ----------------------------------------------------------------------------------------------------------------------

     Weighted-average shares outstanding - basic                        250,730       249,802       250,417      249,032
     Incremental shares from assumed conversions:
       Common stock options and restricted
       performance shares                                                 4,236         3,314         4,036        3,212
       Zero coupon convertible senior notes                               8,209         8,209         8,209        8,209
     ----------------------------------------------------------------------------------------------------------------------
       Weighted-average shares outstanding - diluted                    263,175       261,325       262,662      260,453
     ----------------------------------------------------------------------------------------------------------------------

     BASIC EARNINGS PER SHARE
     Income before cumulative effect of an accounting
       change                                                             $1.04         $0.70         $2.89        $2.06
     Cumulative effect of an accounting change                               --            --            --         0.02
     ----------------------------------------------------------------------------------------------------------------------
       Net income                                                         $1.04         $0.70         $2.89        $2.08
     ----------------------------------------------------------------------------------------------------------------------

                                       8
--------------------------------------------------------------------------------


                                                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                                JUNE 30,                    JUNE 30,
     (in thousands, except per share data)                                 2005          2004          2005         2004
     ----------------------------------------------------------------------------------------------------------------------

     DILUTED EARNINGS PER SHARE
     Income before cumulative effect of an accounting
       change                                                             $1.00         $0.67         $2.78        $2.00
     Cumulative effect of an accounting change                               --            --            --         0.02
     ----------------------------------------------------------------------------------------------------------------------
       Net income                                                         $1.00         $0.67         $2.78        $2.02
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

                                                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                                JUNE 30,                    JUNE 30,
     (in thousands, except per share data)                                 2005          2004          2005         2004
     ----------------------------------------------------------------------------------------------------------------------

     Net income, as reported                                           $261,873      $173,896      $723,136     $518,983
     Less: stock-based compensation expense determined
       under the fair value method, net of tax                           (6,314)      (12,949)      (20,447)     (35,941)
     ----------------------------------------------------------------------------------------------------------------------
     PRO FORMA NET INCOME                                              $255,559      $160,947      $702,689     $483,042
     ----------------------------------------------------------------------------------------------------------------------
     BASIC EARNINGS PER SHARE
       As reported                                                        $1.04         $0.70         $2.89        $2.08
       Pro forma                                                           1.02          0.64          2.81         1.94
     ----------------------------------------------------------------------------------------------------------------------

     Adjusted net income in accordance with EITF 04-8, as
       reported                                                        $264,100      $176,092      $729,783     $525,473
     Less: stock-based compensation expense determined
       under the fair value method, net of tax                           (6,314)      (12,949)      (20,447)     (35,941)
     ----------------------------------------------------------------------------------------------------------------------
     PRO FORMA NET INCOME                                              $257,786      $163,143      $709,336     $489,532
     ----------------------------------------------------------------------------------------------------------------------
     DILUTED EARNINGS PER SHARE
       As reported                                                        $1.00         $0.67         $2.78        $2.02
       Pro forma                                                           0.98          0.62          2.70         1.88
     ----------------------------------------------------------------------------------------------------------------------


                                       9
--------------------------------------------------------------------------------

7.   CONSOLIDATED SPONSORED INVESTMENT PRODUCTS
     ------------------------------------------

     The following tables present the effect on our consolidated results of operations and financial position of consolidating sponsored investment products under FASB Financial Accounting Standards No. 94, "Consolidation of All Majority-owned Subsidiaries", and FASB Interpretation No. 46, "Consolidation of Variable Interest Entities (revised December 2003)" ("FIN 46-R").


                                                                                  THREE MONTHS ENDED JUNE 30, 2005
                                                                    ------------------------------------------------------
                                                                                            SPONSORED
                                                                              BEFORE       INVESTMENT
     (in thousands)                                                    CONSOLIDATION         PRODUCTS      CONSOLIDATED
     ---------------------------------------------------------------------------------------------------------------------
     OPERATING REVENUES
     Investment management fees                                             $642,782            $(748)         $642,034
     Underwriting and distribution fees                                      387,146             (196)          386,950
     Shareholder servicing fees                                               64,632              (23)           64,609
     Consolidated sponsored investment products income, net                       --            1,306             1,306
     Other, net                                                               14,835               --            14,835
     ---------------------------------------------------------------------------------------------------------------------
     Total operating revenues                                              1,109,395              339         1,109,734
     ---------------------------------------------------------------------------------------------------------------------
     OPERATING EXPENSES                                                      763,255               --           763,255
     ---------------------------------------------------------------------------------------------------------------------
     Operating income                                                        346,140              339           346,479
     ---------------------------------------------------------------------------------------------------------------------
     OTHER INCOME (EXPENSES)
     Consolidated sponsored investment products (losses)
       gains, net                                                                 --            4,402             4,402
     Investment and other income, net                                         27,335           (5,486)           21,849
     Interest expense                                                         (9,017)              --            (9,017)
     ---------------------------------------------------------------------------------------------------------------------
     Other income, net                                                        18,318           (1,084)           17,234
     ---------------------------------------------------------------------------------------------------------------------
     Income before taxes on income                                           364,458             (745)          363,713
     Taxes on income                                                         102,048             (208)          101,840
     ---------------------------------------------------------------------------------------------------------------------
     NET INCOME                                                             $262,410            $(537)         $261,873
     ---------------------------------------------------------------------------------------------------------------------

                                                                                  NINE MONTHS ENDED JUNE 30, 2005
                                                                   ------------------------------------------------------
                                                                                            SPONSORED
                                                                              BEFORE       INVESTMENT
     (in thousands)                                                    CONSOLIDATION         PRODUCTS      CONSOLIDATED
     ---------------------------------------------------------------------------------------------------------------------
     OPERATING REVENUES
     Investment management fees                                           $1,804,116          $(2,925)       $1,801,191
     Underwriting and distribution fees                                    1,105,202             (533)        1,104,669
     Shareholder servicing fees                                              192,147              (59)          192,088
     Consolidated sponsored investment products income, net                       --            3,282             3,282
     Other, net                                                               45,707               --            45,707
     ---------------------------------------------------------------------------------------------------------------------
     Total operating revenues                                              3,147,172             (235)        3,146,937
     ---------------------------------------------------------------------------------------------------------------------
     OPERATING EXPENSES                                                    2,227,093               --         2,227,093
     ---------------------------------------------------------------------------------------------------------------------
     Operating income                                                        920,079             (235)          919,844
     ---------------------------------------------------------------------------------------------------------------------
     OTHER INCOME (EXPENSES)
     Consolidated sponsored investment products gains, net                        --           19,013            19,013
     Investment and other income, net                                         96,188           (8,374)           87,814
     Interest expense                                                        (25,245)              --           (25,245)
     ---------------------------------------------------------------------------------------------------------------------
     Other income, net                                                        70,943           10,639            81,582
     ---------------------------------------------------------------------------------------------------------------------
     Income before taxes on income                                           991,022           10,404         1,001,426
     Taxes on income                                                         275,322            2,968           278,290
     ---------------------------------------------------------------------------------------------------------------------
     NET INCOME                                                             $715,700           $7,436          $723,136
     ---------------------------------------------------------------------------------------------------------------------


                                       10
--------------------------------------------------------------------------------

                                                                                        AS OF JUNE 30, 2005
                                                                   ------------------------------------------------------
                                                                                            SPONSORED
                                                                              BEFORE       INVESTMENT
     (in thousands)                                                    CONSOLIDATION         PRODUCTS      CONSOLIDATED
     ---------------------------------------------------------------------------------------------------------------------
     ASSETS
     Current assets                                                       $4,166,640         $118,508        $4,285,148
     Banking/finance assets                                                  905,538               --           905,538
     Non-current assets                                                    3,368,163          (30,286)        3,337,877
     ---------------------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                         $8,440,341          $88,222        $8,528,563
     ---------------------------------------------------------------------------------------------------------------------
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities                                                    $868,397          $18,292          $886,689
     Banking/finance liabilities                                             752,800               --           752,800
     Non-current liabilities                                               1,497,352               --         1,497,352
     ---------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                     3,118,549           18,292         3,136,841
     Minority interest                                                        18,702           71,482            90,184
     Total stockholders' equity                                            5,303,090           (1,552)        5,301,538
     ---------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $8,440,341          $88,222        $8,528,563
     ---------------------------------------------------------------------------------------------------------------------

8.   CASH AND CASH EQUIVALENTS
     -------------------------

     Cash and cash equivalents consist of the following:

                                                                                              JUNE 30,     SEPTEMBER 30,
     (in thousands)                                                                               2005              2004
     ------------------------------------------------------------------------------- ------------------- -----------------

     Cash and due from banks                                                                  $336,555          $341,891
     Federal funds sold and securities purchased under agreements to resell                     97,121            64,029
     Money market funds, time deposits and other                                             2,518,770         2,511,268
     ------------------------------------------------------------------------------- ------------------- -----------------
     TOTAL                                                                                  $2,952,446        $2,917,188
     ------------------------------------------------------------------------------- ------------------- -----------------

     Federal Reserve Board regulations require reserve balances on deposits to be maintained with the Federal Reserve Banks by banking subsidiaries. Required reserve balances totaled $2.1 million at June 30, 2005 and $1.9 million at September 30, 2004.

9.   SECURITIZATION OF LOANS RECEIVABLE
     ----------------------------------

     From time to time, we enter into auto loan securitization transactions with qualified special purpose entities and record these transactions as sales. The following table shows details of auto loan securitization transactions.


                                                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                                JUNE 30,                    JUNE 30,
     (in thousands)                                                         2005          2004          2005         2004
     ----------------------------------------------------------------------------------------------------------------------

     Gross sale proceeds                                                     $--           $--      $231,570     $223,403
     Less: net carrying amount of loans held for sale                         --            --       230,581      217,685
     ----------------------------------------------------------------------------------------------------------------------
     PRE-TAX GAIN                                                            $--           $--          $989       $5,718
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


                                       11
--------------------------------------------------------------------------------

     We generally estimate fair value based on the present value of future expected cash flows. The key assumptions used in the present value calculations of our securitization transactions at the date of securitization were as follows:

                                                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                                JUNE 30,                    JUNE 30,
                                                                           2005          2004          2005         2004
     ----------------------------------------------------------------------------------------------------------------------

     Excess cash flow discount rate (annual rate)                            --            --         12.0%        12.0%
     Cumulative life loss rate                                               --            --          3.6%         3.4%
     Pre-payment speed assumption (average monthly rate)                     --            --          1.5%         1.8%
     ----------------------------------------------------------------------------------------------------------------------

     We determined these assumptions using data from comparable transactions, historical information and management's estimate. Interest-only strip receivables are generally restricted assets and subject to limited recourse provisions.

     We generally estimate the fair value of the interest-only strip receivables at each period-end based on the present value of future expected cash flows, consistent with the methodology used at the date of securitization. The following table shows the carrying value and the sensitivity of the interest-only strip receivables to hypothetical adverse changes in the key economic assumptions used to measure fair value:

                                                                                           JUNE 30,        SEPTEMBER 30,
     (dollar amounts in thousands)                                                             2005                 2004
     ------------------------------------------------------------------------------ ------------------ --------------------

     CARRYING AMOUNT/FAIR VALUE OF INTEREST-ONLY STRIP RECEIVABLE                           $23,123              $31,808
     ------------------------------------------------------------

     EXCESS CASH FLOW DISCOUNT RATE (ANNUAL RATE)                                             12.0%                12.0%
     --------------------------------------------
        Impact on fair value of 10% adverse change                                            $(278)               $(240)
        Impact on fair value of 20% adverse change                                             (549)                (476)

     CUMULATIVE LIFE LOSS RATE                                                                 3.6%                 3.9%
     -------------------------
        Impact on fair value of 10% adverse change                                          $(2,130)             $(2,677)
        Impact on fair value of 20% adverse change                                           (4,259)              (5,354)

     PRE-PAYMENT SPEED ASSUMPTION (AVERAGE MONTHLY RATE)                                       1.8%                 1.8%
     ---------------------------------------------------
        Impact on fair value of 10% adverse change                                          $(2,502)             $(3,479)
        Impact on fair value of 20% adverse change                                           (4,935)              (6,894)
     ----------------------------------------------------------------------------------------------------------------------

     Actual future market conditions may differ materially. Accordingly, this sensitivity analysis should not be considered our projection of future events or losses.

     We receive annual servicing fees ranging from 1% to 2% of the loans securitized for services we provide to the securitization trusts. The following table is a summary of cash flows received from and paid to securitization trusts.

                                                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                                JUNE 30,                    JUNE 30,
     (in thousands)                                                        2005          2004          2005         2004
     ----------------------------------------------------------------------------------------------------------------------

     Servicing fees received                                             $3,589        $3,047       $10,838       $9,844
     Other cash flows received                                            5,599         8,021        17,312       18,726
     Purchase of loans from trusts                                           --            --       (12,333)     (11,837)
     ----------------------------------------------------------------------------------------------------------------------

     Amounts payable to the trustee related to loan principal and interest collected on behalf of the trusts of $41.5 million at June 30, 2005 and $40.6 million at September 30, 2004, are included in other banking/finance liabilities.


                                       12
--------------------------------------------------------------------------------

     The securitized loan portfolio that we manage and the related delinquencies were as follows:

                                                                   JUNE 30,        SEPTEMBER 30,
     (in thousands)                                                    2005                 2004
     ----------------------------------------------------------------------------------------------
     Securitized loans held by securitization trusts               $678,762             $768,936
     Delinquencies                                                   15,006               13,301
     ----------------------------------------------------------------------------------------------

     Net charge-offs on the securitized loan portfolio were $2.6 million and $9.2 million for the three and nine months ended June 30, 2005 and $2.8 million and $11.6 million for the three and nine months ended June 30, 2004.

10.  GOODWILL AND OTHER INTANGIBLE ASSETS
     ------------------------------------

     Goodwill and indefinite-lived intangible assets, including those acquired before initial application of Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), are not amortized but are tested for impairment at least annually.

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

     Intangible assets, other than goodwill were as follows:


                                                                          GROSS
                                                                       CARRYING           ACCUMULATED      NET CARRYING
     (in thousands)                                                      AMOUNT          AMORTIZATION            AMOUNT
     ---------------------------------------------------------------------------------------------------------------------

     BALANCE, JUNE 30, 2005
     Amortized intangible assets
       Customer base                                                   $233,388              $(66,449)         $166,939
       Other                                                             34,933               (23,165)           11,768
     ---------------------------------------------------------------------------------------------------------------------
                                                                        268,321               (89,614)          178,707

     Non-amortized intangible assets
       Management contracts                                             481,141                    --           481,141
     ---------------------------------------------------------------------------------------------------------------------
          TOTAL                                                        $749,462              $(89,614)         $659,848
     ---------------------------------------------------------------------------------------------------------------------

     BALANCE, SEPTEMBER 30, 2004
     Amortized intangible assets
       Customer base                                                   $233,205              $(54,716)         $178,489
       Other                                                             34,933               (21,730)           13,203
     ---------------------------------------------------------------------------------------------------------------------
                                                                        268,138               (76,446)          191,692

     Non-amortized intangible assets
       Management contracts                                             479,808                    --           479,808
     ---------------------------------------------------------------------------------------------------------------------
          TOTAL                                                        $747,946              $(76,446)         $671,500
     ---------------------------------------------------------------------------------------------------------------------


                                       13
--------------------------------------------------------------------------------

     Estimated amortization expense for each of the next 5 fiscal years is as follows:

     (in thousands)                    FOR THE FISCAL YEARS ENDING SEPTEMBER 30,
     -------------------------- ------------------------------------------------

     2005                                                                $17,030
     2006                                                                 17,030
     2007                                                                 17,030
     2008                                                                 17,030
     2009                                                                 17,030
     -------------------------- ------------------------------------------------

     The change in the carrying value of goodwill was as follows:

     (in thousands)
     ---------------------------------------------------------------------------

     Goodwill as of September 30, 2004                                $1,381,757
     Foreign currency movements                                            5,098
     ---------------------------------------------------------------------------
     GOODWILL AS OF JUNE 30, 2005                                     $1,386,855
     ---------------------------------------------------------------------------

11.  DEBT
     ----

     Outstanding debt consisted of the following:

                                                                                              JUNE 30,     SEPTEMBER 30,
     (in thousands)                                                                               2005              2004
     ---------------------------------------------------------------------------------------------------------------------

     CURRENT
      Federal Home Loan Bank advances                                                          $11,000            $6,000
      Variable funding note                                                                    145,874                --
      Commercial paper                                                                         169,418           169,633
     ------------------------------------------------------------------------------- ------------------- -----------------
                                                                                               326,292           175,633
     NON-CURRENT
      Convertible Notes (including accrued interest)                                           537,581           530,120
      Medium Term Notes                                                                        420,000           420,000
      Other                                                                                    257,909           246,289
     ------------------------------------------------------------------------------- ------------------- -----------------
                                                                                             1,215,490         1,196,409
     ------------------------------------------------------------------------------- ------------------- -----------------
     TOTAL DEBT                                                                             $1,541,782        $1,372,042
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

     In May 2001, we received approximately $490.0 million in net proceeds from the sale of $877.0 million principal amount at maturity of Liquid Yield Option Notes due 2031 (Zero Coupon-Senior) (the "Convertible Notes"). The issue price of the Convertible Notes, which were offered to qualified institutional buyers only, represented a yield to maturity of 1.875% per annum excluding any contingent interest. Each of the $1,000 (principal amount at maturity) Convertible Notes will become convertible prior to maturity into 9.3604 shares of our common stock (subject to adjustment) following the occurrence of certain specified triggering events. In particular, the Convertible Notes will become convertible if, during any calendar quarter, the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than a specified percentage (initially 120% as of the third quarter of fiscal 2001 and declining 0.084% each


                                       14
--------------------------------------------------------------------------------
     quarter thereafter) of the accreted conversion price per share of our common stock on the last trading day of the preceding calendar quarter. Based on this formula, the Convertible Notes are not convertible during the quarter ending September 30, 2005. However, holders may convert their Convertible Notes during the quarter ending December 31, 2005 if, during the quarter ending September 30, 2005, the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the quarter is more than $78.34 (118.57% of $66.07, which is the accreted conversion price per share of our common stock on the last trading day of the quarter), assuming no events have occurred that would require an adjustment to the conversion rate. The Convertible Notes also will become convertible prior to maturity if: (i) the assigned credit rating by Moody's or Standard and Poor's of the Convertible Notes is at or below Baa2 or BBB, respectively; (ii) the Convertible Notes are called for redemption; or (iii) certain specified corporate transactions have occurred. Separately, we will pay contingent interest to the holders of Convertible Notes during any six-month period commencing May 12, 2006 if the average market price of a Convertible Note for a measurement period preceding such six-month period equals 120% or more of the sum of the issue price and accrued original issue discount. To date, we have repurchased Convertible Notes with a face value of $5.9 million principal amount at maturity, for their accreted value of $3.5 million, in cash. We may redeem the remaining Convertible Notes for cash on or after May 11, 2006 or, at the option of the holders, we may be required to make additional repurchases on May 11 in each of 2006, 2011, 2016, 2021 and 2026. In this event, we may choose to pay the accreted value of the Convertible Notes in cash or shares of our common stock. The amount that the holders may redeem in the future will depend on, among other factors, the performance of our common stock.

     In April 2003, we completed the sale of 3.700% Senior Notes due 2008 totaling $420.0 million (the "Medium Term Notes"). The Medium Term Notes, which were offered to qualified institutional buyers only, carry an interest rate of 3.7% and are not redeemable prior to maturity on April 15, 2008 by either us or the note holders. Interest payments are due semi-annually.

     Other long-term debt consists primarily of deferred commission liabilities recognized in relation to U.S. deferred commission assets financed by Lightning Finance Company Limited ("LFL") that were not sold by LFL in a securitization transaction as of June 30, 2005 and September 30, 2004.

     In March 2005, Franklin Capital Corporation, a subsidiary of the Company, which engages in the purchase, securitization and servicing of retail installment sales contracts, entered into definitive agreements to create a new one-year revolving $250 million variable funding note warehouse credit facility. Under these agreements, and through a special purpose statutory trust (the "Trust"), we issued a variable funding note ("Variable Funding Note") payable to certain administered conduits in the amount of up to $250 million. Security for the repayment of the Variable Funding Note consists of cash and/or a pool of automobile loans that meet certain eligibility requirements. Credit enhancement for the Variable Funding Note consists of over-collateralization and a reserve account. In addition, the Company provides a payment provider commitment in an amount not to exceed 4.66% of the pool balance. The Trust and the Company also entered into interest rate swap agreements to mitigate the interest rate risk between the fixed interest rate on the pool of automobile loans and the floating interest rate being paid on the Variable Funding Note.

12.  PENSIONS AND OTHER POST-RETIREMENT BENEFITS
     -------------------------------------------

     Fiduciary Trust has a noncontributory retirement plan (the "Retirement Plan") covering substantially all its employees hired before we acquired it. Fiduciary Trust also maintains a nonqualified supplementary executive retirement plan ("SERP") to pay defined benefits in excess of limits imposed by U.S. federal tax law to participants in the Retirement Plan who attain age 55 and ten years of service as of the plan termination date. In April 2003, the Board of Directors of Fiduciary Trust approved a resolution to terminate both the Retirement Plan and the SERP as of June 30, 2003. In February 2005, Fiduciary Trust received approval from the Internal Revenue Service to terminate the Retirement Plan. We recorded our estimated settlement obligation in relation to the Retirement Plan and the SERP in accordance with Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", during the period ended June 30, 2005.

     In addition to these pension plans, Fiduciary Trust sponsors a defined benefit healthcare plan that provides post-retirement medical benefits to full-time employees who have worked ten years and attained age 55


                                       15
--------------------------------------------------------------------------------
     while in the service of Fiduciary Trust, or have met alternate eligibility criteria. The defined benefit healthcare plan was closed to new entrants in April 2003.

     The following table summarizes the components of net periodic benefit cost for the Retirement Plan and the SERP, under pension benefits, and for the defined healthcare plan, under other benefits.

                                                                      PENSION BENEFITS                  OTHER BENEFITS
                                                         ------------------------------------------------------------------
                                                                     THREE MONTHS ENDED               THREE MONTHS ENDED
                                                                          JUNE 30,                         JUNE 30,
     (in thousands)                                                 2005            2004            2005             2004
     ----------------------------------------------------------------------------------------------------------------------

     Service cost                                                    $--             $--             $13              $12
     Interest cost                                                    --             391              91              101
     Expected return on plan assets                                   --            (226)             --               --
     Amortization of prior service costs                              --              --              64               64
     Amortization of net loss                                        528              67              --               17
     ----------------------------------------------------------------------------------------------------------------------
     NET PERIODIC BENEFIT COST                                      $528            $232            $168             $194
     ----------------------------------------------------------------------------------------------------------------------

                                                                      PENSION BENEFITS                  OTHER BENEFITS
                                                         ------------------------------------------------------------------
                                                                      NINE MONTHS ENDED                NINE MONTHS ENDED
                                                                          JUNE 30,                         JUNE 30,
     (in thousands)                                                2005            2004             2005             2004
     ----------------------------------------------------------------------------------------------------------------------
     Service cost                                                   $--             $--              $39              $36
     Interest cost                                                  746           1,173              273              303
     Expected return on plan assets                                (330)           (678)              --               --
     Amortization of prior service costs                             --              --              192              192
     Amortization of net loss                                     3,182             201               --               51
     ----------------------------------------------------------------------------------------------------------------------
     NET PERIODIC BENEFIT COST                                   $3,598            $696             $504             $582
     ----------------------------------------------------------------------------------------------------------------------

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

     In relation to the auto loan securitization transactions that we have entered into with a number of qualified special purpose entities, we are obligated to cover shortfalls in amounts due to the holders of the notes up to certain levels as specified under the related agreements. As of June 30, 2005, the maximum potential amount of future payments related to these obligations was $31 million. In addition, our Condensed Consolidated Balance Sheet at June 30, 2005 included a $0.2 million liability to reflect the fair value of certain additional obligations arising from auto securitization transactions.

     At June 30, 2005, our banking/finance operating segment had issued financial standby letters of credit totaling $2.7 million on which beneficiaries would be able to draw upon in the event of non-performance by our customers, primarily in relation to lease and lien obligations of these banking customers. These standby letters of credit, issued prior to January 1, 2003, were secured by marketable securities with a fair value of $3.3 million as of June 30, 2005 and commercial real estate.


                                       16
--------------------------------------------------------------------------------

     LEGAL PROCEEDINGS

     On April 12, 2005, the Attorney General of West Virginia filed a complaint in the Circuit Court of Marshall County, West Virginia (Case No. 05-C-81) against a number of companies engaged in the mutual fund industry, including the Company and its subsidiary, Franklin Advisers, Inc., and certain other parties, alleging violations of the West Virginia Consumer Credit and Protection Act and seeking, among other things, civil penalties and attorneys' fees and costs. Defendants have since removed the action to the United States District Court for the Northern District of West Virginia (Case No. 5:05-cv-78). To the extent applicable to the Company, the complaint arises from activity that occurred in 2001 and duplicates, in whole or in part, the allegations asserted in the February 4, 2004 Massachusetts Administrative Complaint concerning one instance of market timing (the "Administrative Complaint") and the SEC's findings regarding market timing in its August 2, 2004 Order (the "SEC Order"), both of which matters were previously reported.

     As also previously reported, the Company and certain of the Franklin Templeton mutual funds ("Funds"), current and former officers, employees, and directors have been named in multiple lawsuits in different federal courts in Nevada, California, Illinois, New York, and Florida, alleging violations of various federal securities and state laws and seeking, among other relief, monetary damages, restitution, removal of Fund trustees, directors, advisers, administrators, and distributors, rescission of management contracts and 12b-1 plans, and/or attorneys' fees and costs. Specifically, the lawsuits claim breach of duty with respect to alleged arrangements to permit market timing and/or late trading activity, or breach of duty with respect to the valuation of the portfolio securities of certain Templeton Funds managed by the Company's subsidiaries, allegedly resulting in market timing activity. The majority of these lawsuits duplicate, in whole or in part, the allegations asserted in the Administrative Complaint and the SEC's findings regarding market timing in the SEC Order. The lawsuits are styled as class actions, or derivative actions on behalf of either the named Funds or the Company.

     To date, more than 400 similar lawsuits against at least 19 different mutual fund companies have been filed in federal district courts throughout the country. Because these cases involve common questions of fact, the Judicial Panel on Multidistrict Litigation (the "Judicial Panel") ordered the creation of a multidistrict litigation in the United States District Court for the District of Maryland, entitled "In re Mutual Funds Investment Litigation" (the "MDL"). The Judicial Panel then transferred similar cases from different districts to the MDL for coordinated or consolidated pretrial proceedings.

     As of August 8, 2005, the following federal market timing lawsuits are pending against the Company (and in some instances, name certain officers, directors and/or Funds) and have been transferred to the MDL:

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

     Plaintiffs in the MDL filed consolidated amended complaints on September 29, 2004. On February 25, 2005, defendants filed motions to dismiss, which are currently under submission with the court.

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

     In April 2005, defendants removed these lawsuits to the United States District Court for the Southern District of Illinois (Bradfisch v. Templeton Funds, Inc., et al., Case No. 3:05-cv-00298-MJR; Woodbury v. Templeton Global Smaller Companies Fund, Inc., et al., Case No. 3:05-cv-00301-GPM; Kwiatkowski v. Templeton Growth Fund, Inc., et al., Case No. 3:05-cv-00299-GPM; Parise v. Templeton Funds, Inc., et al., Case No. 3:05-cv-0300-GPM). On July 12, 2005, the court dismissed one of these lawsuits, Bradfisch v. Templeton Funds, Inc., et al., on the ground of preemption. Defendants' motions to dismiss the remaining three lawsuits on the same ground are pending.

     In addition, Franklin Templeton Investments Corp., a subsidiary of the Company and the investment manager of Franklin Templeton's Canadian mutual funds, has been named in two class action market timing lawsuits in Canada, seeking, among other relief, monetary damages, an order barring any increase in management fees for a period of two years following judgment, and/or attorneys' fees and costs, as follows: Huneault v. AGF Funds, Inc., et al., Case No. 500-06-000256-046, filed on October 25, 2004 in the Superior Court for the Province of Quebec, District of Montreal, and Heinrichs, et al. v. CI Mutual Funds, Inc., et al., Case No. 04-CV-29700, filed on December 17, 2004 in the Ontario Superior Court of Justice.

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


                                       18
--------------------------------------------------------------------------------

     The United States District Court for the District of New Jersey consolidated for pretrial purposes three of the above lawsuits (Stephen Alexander IRA, Tricarico, and Wilcox) into a single action entitled "In re Franklin Mutual Funds Fee Litigation" (Case No. 04-cv-982 (WJM)(RJH)). Plaintiffs in those three lawsuits filed a consolidated amended complaint (the "Complaint") on October 4, 2004. Defendants filed a motion to dismiss the Complaint on November 19, 2004. It is anticipated that the matter will be heard in the coming months.

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

     OTHER COMMITMENTS AND CONTINGENCIES

     We have reviewed our interest in LFL, a company incorporated in Ireland whose sole business purpose is to finance our deferred commission assets, for consolidation under FIN 46-R. Based on our analysis, we determined that we hold a significant interest in LFL but we are not the primary beneficiary of LFL because we do not hold a majority of the risks and rewards of ownership. On June 1, 2005, the majority shareholder of LFL paid the subordinated debt of $41.0 million due to the Company. As of June 30, 2005, LFL had approximately $558.2 million in total assets and our exposure to loss related to LFL was limited to the carrying value of our investment in LFL, interest and fees receivable from LFL totaling approximately $19.8 million. We have also reviewed our sponsored investment products for consolidation under FIN 46-R and have consolidated one variable interest entity in our financial statements as of June 30, 2005. We have also determined that in relation to certain other of these products, we hold a significant interest but are not the primary beneficiary, because we do not hold a majority of the risks and rewards of ownership. As of June 30, 2005, total assets in sponsored investment products in which we held a significant interest were approximately $2,147.1 million and our exposure to loss as a result of our interest in these products was $281.0 million. These amounts represent our maximum exposure to loss and do not reflect our estimate of the actual losses that could result from adverse changes.

     In July 2003, we renegotiated an agreement to outsource management of our data center and distributed server operations, originally signed in February 2001. We may terminate the amended agreement any time after July 1, 2006 by incurring a termination charge. The maximum termination charge payable will depend on the termination date of the amended agreement, the service levels before our termination of the agreement, costs incurred by our service provider to wind-down the services and costs associated with assuming equipment leases. As of June 30, 2005, we estimate that the termination fee payable in July 2006, not including costs associated with assuming equipment leases, would approximate $13.5 million and would decrease each month for the subsequent two years, reaching a payment of approximately $2.2 million in July 2008.

     At June 30, 2005, our banking/finance operating segment had commitments to extend credit aggregating $224.5 million, primarily under credit card lines.

     We lease office space and equipment under long-term operating leases. As of June 30, 2005, there were no material changes in leasing arrangements that would have a significant effect on future minimum lease payments reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004.


                                       19
--------------------------------------------------------------------------------

14.  COMMON STOCK REPURCHASES
     ------------------------

     During the three months ended June 30, 2005, we repurchased 0.4 million shares of our common stock at a cost of $23.1 million. During the nine months ended June 30, 2005, we repurchased 2.2 million shares of our common stock at a cost of $149.3 million. At June 30, 2005, approximately 11.0 million shares remained available for repurchase under our Board of Directors authorizations. During the three and nine months ended June 30, 2004, we repurchased 0.7 and 1.0 million shares of our common stock at a cost of $35.7 and $50.4 million, respectively.

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


                                                                   THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                        JUNE 30,                         JUNE 30,
     (in thousands)                                              2005             2004            2005             2004
     ---------------------------------------------------------------------------------------------------------------------

     OPERATING REVENUES
     Investment management                                 $1,097,717         $853,069      $3,109,932       $2,512,653
     Banking/finance                                           12,017           14,746          37,005           43,823
     ---------------------------------------------------------------------------------------------------------------------
     TOTAL                                                 $1,109,734         $867,815      $3,146,937       $2,556,476
     ---------------------------------------------------------------------------------------------------------------------

     INCOME BEFORE TAXES ON INCOME AND CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE
     Investment management                                   $358,762         $237,986        $983,689         $710,755
     Banking/finance                                            4,951            6,005          17,737           21,352
     ---------------------------------------------------------------------------------------------------------------------
     TOTAL                                                   $363,713         $243,991      $1,001,426         $732,107
     ---------------------------------------------------------------------------------------------------------------------

     Operating segment assets were as follows:

     (in thousands)                                                                       JUNE 30,        SEPTEMBER 30,
                                                                                              2005                 2004
     ---------------------------------------------------------------------------------------------------------------------

     Investment management                                                              $7,623,025           $7,401,924
     Banking/finance                                                                       905,538              825,844
     ---------------------------------------------------------------------------------------------------------------------
     TOTAL                                                                              $8,528,563           $8,227,768
     ---------------------------------------------------------------------------------------------------------------------



                                       20
--------------------------------------------------------------------------------

     Operating revenues of the banking/finance segment included above were as follows:

                                                                  THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                       JUNE 30,                          JUNE 30,
     (in thousands)                                              2005            2004              2005            2004
     ---------------------------------------------------------------------------------------------------------------------

     Interest on loans                                         $8,275          $8,431           $20,619         $22,199
     Interest and dividends on investment securities            2,961           2,612             7,687           8,679
     ---------------------------------------------------------------------------------------------------------------------
     Total interest income                                     11,236          11,043            28,306          30,878
     Interest on deposits                                      (2,043)           (969)           (5,165)         (3,218)
     Interest on short-term debt                               (1,938)            (50)           (2,107)           (156)
     Interest expense - inter-segment                              --            (573)             (409)         (1,286)
     ---------------------------------------------------------------------------------------------------------------------
     Total interest expense                                    (3,981)         (1,592)           (7,681)         (4,660)
     Net interest income                                        7,255           9,451            20,625          26,218
     Other income                                               5,003           5,286            17,185          22,471
     Provision for probable loan losses                          (241)              9              (805)         (4,866)
     ---------------------------------------------------------------------------------------------------------------------
     TOTAL OPERATING REVENUES                                 $12,017         $14,746           $37,005         $43,823
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

     Quantitative measures established by regulation to ensure capital adequacy require us to maintain a minimum Tier 1 capital and Tier 1 leverage ratio (as defined in the regulations), as well as minimum Tier 1 and Total risk-based capital ratios (as defined in the regulations). Based on our calculations, at June 30, 2005, and September 30, 2004, we exceeded the capital adequacy requirements applicable to us as listed below.

                                                                JUNE 30,         SEPTEMBER 30,      OUR CAPITAL ADEQUACY
     (dollar amounts in thousands)                                  2005                  2004                   MINIMUM
     ------------------------------------------------ -------------------- --------------------- -------------------------

     Tier 1 capital                                           $3,339,035            $3,144,919                       N/A
     Total risk-based capital                                  3,341,712             3,148,617                       N/A
     Tier 1 leverage ratio                                           51%                   50%                        4%
     Tier 1 risk-based capital ratio                                 84%                   76%                        4%
     Total risk-based capital ratio                                  84%                   76%                        8%
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

OVERVIEW

Many of our key performance measures including net income and earnings per share continued to improve in the three and nine months ended June 30, 2005, as compared to the same periods last year. In part, we can attribute these improvements to our continued focus on broadening our client base geographically. This expansion, along with the overall increases in many foreign equity markets, has led to increases in our assets under management driven from both market appreciation and positive cash flows into our sponsored investment products. We continually evaluate our business from the standpoint of profitability, product performance and client service, among other things, in light of our long-term strategies under varying market and competitive conditions. The strategies of expanding our assets under management and related operations internationally, continually seeking positive investment performance, protecting and furthering our brand recognition, developing and maintaining broker/dealer and client loyalties, providing a high level of customer service and closely monitoring costs, while also developing our "human capital" base and our systems and technology, and growing our investment management and other revenues all continue as objectives in the context of an uncertain U.S. market environment.

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


                                       22
--------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS

                                           THREE MONTHS ENDED                         NINE MONTHS ENDED
                                               JUNE 30,              PERCENT             JUNE 30,               PERCENT
(in millions except per share data)         2005          2004        CHANGE           2005          2004        CHANGE
--------------------------------------------------------------------------------------------------------------------------

NET INCOME                                $261.9        $173.9           51%         $723.1        $519.0           39%
EARNINGS PER COMMON SHARE
   Basic                                   $1.04         $0.70           49%          $2.89         $2.08           39%
   Diluted                                  1.00          0.67           49%           2.78          2.02           38%
OPERATING MARGIN                             31%           28%           11%            29%           27%            7%
--------------------------------------------------------------------------------------------------------------------------

Net income increased 51% and 39% for the three and nine months ended June 30, 2005, as compared to the same periods last year, due primarily to higher investment management and underwriting and distribution fees reflecting a 20% and 19% increase in simple monthly average assets under management for the three and nine months ended June 30, 2005, as compared to the same periods last year, and a 28% and 23% increase in gross sales for the three and nine months ended June 30, 2005 over the same periods last year. The increase was partly offset by higher operating expenses including underwriting and distribution and compensation and benefits expenses.

ASSETS UNDER MANAGEMENT

(in billions)                                                                  JUNE 30, 2005              JUNE 30, 2004
--------------------------------------------------------------------------------------------------------------------------

EQUITY
  Global/international                                                                $168.0                     $128.6
  Domestic (U.S.)                                                                       74.5                       66.3
--------------------------------------------------------------------------------------------------------------------------
     Total equity                                                                      242.5                      194.9
--------------------------------------------------------------------------------------------------------------------------

HYBRID                                                                                  73.3                       55.9
FIXED-INCOME
  Tax-free                                                                              53.5                       49.9
  Taxable
     Domestic (U.S.)                                                                    32.8                       30.1
     Global/international                                                               17.6                       13.6
--------------------------------------------------------------------------------------------------------------------------
        Total fixed-income                                                             103.9                       93.6
--------------------------------------------------------------------------------------------------------------------------

MONEY MARKET                                                                             5.7                        6.4
--------------------------------------------------------------------------------------------------------------------------
TOTAL                                                                                 $425.4                     $350.8
--------------------------------------------------------------------------------------------------------------------------
SIMPLE MONTHLY AVERAGE FOR THE THREE-MONTH PERIOD (1)                                 $416.0                     $347.8
--------------------------------------------------------------------------------------------------------------------------
SIMPLE MONTHLY AVERAGE FOR THE NINE-MONTH PERIOD (1)                                  $400.3                     $336.1
--------------------------------------------------------------------------------------------------------------------------

(1)  Investment management fees from approximately 38% of our assets under management at June 30, 2005 were calculated using a daily average.

Our assets under management at June 30, 2005 were $425.4 billion, 21% higher than they were at this time last year, primarily due to excess sales over redemptions of $34.6 billion and market appreciation of $42.4 billion. Simple monthly average assets, which are generally more indicative of investment management fee trends than the year over year change in ending assets under management, increased 20% and 19% for the three and nine months ended June 30, 2005 over the same periods a year ago.


                                       23
--------------------------------------------------------------------------------

The simple monthly average mix of assets under management is shown below.

                                                           NINE MONTHS ENDED
                                                                JUNE 30,
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
--------------------------------------------------------------------------------

For the nine months ended June 30, 2005, our effective investment management fee rate (investment management fees divided by simple monthly average assets under management) increased to 0.600% from 0.579% in the same period last year. The change in the mix of assets under management, resulting from higher relative excess sales over redemptions, appreciation of equity as compared to fixed-income products, and an increase in performance fees, led to an increase in our effective investment management fee rate. Generally, management fees earned on equity products are higher than fees earned on fixed-income products.



Assets under management by sales office location were as follows:

                                                             JUNE 30,                        SEPTEMBER 30,
(in billions)                                                    2005      % OF TOTAL                 2004     % OF TOTAL
------------------------------------------------------- --------------- --------------- ------------------- ---------------

United States                                                  $305.4             72%               $265.3            73%
Canada                                                           30.5              7%                 25.8             7%
Europe                                                           42.2             10%                 29.5             8%
Asia/Pacific and other /1                                        47.3             11%                 41.3            12%
------------------------------------------------------- --------------- --------------- ------------------- ---------------
TOTAL                                                          $425.4            100%               $361.9           100%
------------------------------------------------------- --------------- --------------- ------------------- ---------------

/1   Includes multi-jurisdictional assets under management.

Components of the change in our assets under management were as follows:

                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                            JUNE 30,         PERCENT            JUNE 30,         PERCENT
(in billions)                                          2005         2004      CHANGE        2005        2004      CHANGE
---------------------------------------------------------------------------------------------------------------------------

Beginning assets under management                    $412.1       $351.6         17%      $361.9      $301.9         20%
Sales                                                  29.7         23.8         25%        91.0        73.5         24%
Reinvested distributions                                1.9          1.2         58%         7.3         4.0         83%
Redemptions                                           (22.0)       (21.8)         1%       (63.0)      (57.6)         9%
Distributions                                          (2.4)        (1.7)        41%        (9.3)       (5.8)        60%
Acquisitions                                             --           --          --         0.1         0.9        (89%)
(Depreciation)/appreciation                             6.1         (2.3)        N/A        37.4        33.9         10%
---------------------------------------------------------------------------------------------------------------------------
ENDING ASSETS UNDER MANAGEMENT                       $425.4       $350.8         21%      $425.4      $350.8         21%
---------------------------------------------------------------------------------------------------------------------------

For the three and nine months ended June 30, 2005, excess sales over redemptions were $7.7 billion and $28.0 billion, as compared to $2.0 billion and $15.9 billion in the same periods last year. Market (depreciation)/appreciation of $6.1 billion and $37.4 billion for the three and nine months ended June 30, 2005 related primarily to our equity and hybrid products, as compared to market (depreciation)/appreciation of $(2.3) billion and $33.9 billion for the same periods last year.


                                       24
--------------------------------------------------------------------------------

OPERATING REVENUES

                                                   THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                        JUNE 30,          PERCENT              JUNE 30,         PERCENT
(in millions)                                      2005          2004      CHANGE         2005         2004      CHANGE
--------------------------------------------------------------------------------------------------------------------------

Investment management fees                       $642.0        $505.4         27%     $1,801.2     $1,459.5         23%
Underwriting and distribution fees                387.0         282.9         37%      1,104.7        857.5         29%
Shareholder servicing fees                         64.6          60.6          7%        192.1        183.7          5%
Consolidated sponsored investment
  products income, net                              1.3           1.1         18%          3.2          2.6         23%
Other, net                                         14.8          17.8        (17%)        45.7         53.2        (14%)
--------------------------------------------------------------------------------------------------------------------------
TOTAL OPERATING REVENUES                       $1,109.7        $867.8         28%     $3,146.9     $2,556.5         23%
--------------------------------------------------------------------------------------------------------------------------

INVESTMENT MANAGEMENT FEES

Investment management fees, accounting for 58% and 57% of our operating revenues for the three and nine months ended June 30, 2005, consistent with the same periods for the prior fiscal year, include both investment advisory and administration fees. These fees are generally calculated under contractual arrangements with our sponsored investment products as a percentage of the market value of assets under management. Annual rates vary by investment objective and type of services provided.

Investment management fees increased 27% and 23% for the three and nine months ended June 30, 2005, as compared to the same periods last year, consistent with a 20% and 19% increase in simple monthly average assets under management and an increase in our effective investment management fee rate resulting from a shift in asset mix toward equity products, which generally carry a higher management fee than fixed-income products.

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

Underwriting and distribution fees increased 37% and 29% for the three and nine months ended June 30, 2005, as compared to the same periods last year. For the three and nine months ended June 30, 2005, commission revenues increased 37%, as compared to the same periods last year consistent with a 28% and 23% increase in gross sales, partially offset by the discontinuation of front-end sales charges on Class C shares sold in the United States effective January 1, 2004. Distribution fees increased 31% for both the three and nine months ended June 30, 2005 over the same periods last year consistent with a 20% and 19% increase in simple monthly average assets under management and a shift in the asset and share class mix.

SHAREHOLDER SERVICING FEES

Shareholder servicing fees are generally fixed charges per shareholder account that vary with the particular type of fund and the service being rendered. In some instances, sponsored investment products are charged these fees based on the level of assets under management. We receive fees as compensation for providing transfer agency services, including providing customer statements, transaction processing, customer service and tax reporting. In the United States, transfer agency service agreements provide that accounts closed in a calendar


                                       25
--------------------------------------------------------------------------------
year generally remain billable at a reduced rate through the second quarter of the following calendar year. In Canada, such agreements provide that accounts closed in the calendar year remain billable for four months after the end of the calendar year. Accordingly, the level of fees will vary with the growth in new accounts and the level of closed accounts that remain billable. In the coming quarter, we anticipate that approximately 1,203,000 accounts closed in the U.S. during calendar 2004 will no longer be billable effective July 1, 2005.
Shareholder servicing fees increased 7% and 5% for the three and nine months ended June 30, 2005, as compared to the same periods for the prior fiscal year. These increases are consistent with billable shareholders accounts increasing to
17.4 million accounts on June 30, 2005, an increase of 2% and 14% during the three and nine months ended June 30, 2005.

CONSOLIDATED SPONSORED INVESTMENT PRODUCTS INCOME, NET

Consolidated sponsored investment products income, net reflects the net operating income of majority-owned sponsored investment products, including dividends received. The 18% and 23% increase for the three and nine months ended June 30, 2005, as compared to the same periods last year reflect the fluctuation in timing and amounts of income earned by the sponsored investment products, as well as an increase in the number of products that have been consolidated in our results of operations.

OTHER, NET

Other, net consists primarily of revenues from the banking/finance operating segment as well as income from custody services. Revenues from the banking/finance operating segment include interest income on loans, servicing income, and investment income on banking/finance investment securities, and are reduced by interest expense and the provision for probable loan losses.

Other, net decreased 17% and 14% for the three and nine months ended June 30, 2005, as compared to the same periods last year, due to lower realized gains on sales of automotive loans, lower interest income on Treasury Bills held for sale, and lower realized gains from investments, partially offset by an increase in interest on demand deposits and federal funds held and a decline in provision for probable loan losses primarily related to our automotive portfolio.


OPERATING EXPENSES

                                                    THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                          JUNE 30,         PERCENT             JUNE 30,         PERCENT
(in millions)                                        2005         2004      CHANGE        2005         2004      CHANGE
--------------------------------------------------------------------------------------------------------------------------

Underwriting and distribution                      $359.7       $252.3         43%    $1,018.5       $769.1         32%
Compensation and benefits                           233.0        193.6         20%       662.4        579.9         14%
Information systems, technology
  and occupancy                                      73.3         67.4          9%       209.9        205.5          2%
Advertising and promotion                            36.8         31.1         18%        94.0         84.3         12%
Amortization of deferred sales
  commissions                                        29.4         24.7         19%        91.4         72.1         27%
Amortization of intangible assets                     4.3          4.4         (2%)       13.1         13.2         (1%)
Provision for governmental investigations,
  proceedings and actions, net of
  recoveries                                         (8.4)        21.5         N/A        33.6         81.5        (59%)
September 11, 2001 recovery, net                       --           --          --          --        (30.3)      (100%)
Other                                                35.2         31.8         11%       104.2         92.1         13%
--------------------------------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                           $763.3       $626.8         22%    $2,227.1     $1,867.4         19%
--------------------------------------------------------------------------------------------------------------------------

UNDERWRITING AND DISTRIBUTION

Underwriting and distribution includes amounts payable to brokers and other third parties for selling, distributing and providing ongoing services to investors in our sponsored investment products. Underwriting and distribution expense increased 43% and 32% for the three and nine months ended June 30, 2005 over the same periods last year consistent with similar trends in underwriting and distribution revenue.


                                       26
--------------------------------------------------------------------------------

COMPENSATION AND BENEFITS

Compensation and benefits expense increased 20% and 14% for the three and nine months ended June 30, 2005, as compared to the same periods last year. The increase resulted primarily from an increase in employees and from additional bonus expense under cash and stock bonus plans that are based, in part, on our performance. In addition, we experienced increases related to annual merit salary adjustments effective in October 2004 and to other employee benefits. We employed approximately 7,000 people at June 30, 2005, as compared to about 6,600 at June 30, 2004.

INFORMATION SYSTEMS, TECHNOLOGY AND OCCUPANCY

Information systems, technology and occupancy costs increased 9% and 2% during the three and nine months ended June 30, 2005, as compared to the same periods last year. The increase in the three months ended June 30, 2005 was primarily due to an increase for market data services and an increase in building costs related to global expansion.

Details of capitalized information systems and technology costs, excluding occupancy costs, were as follows:


                                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                         JUNE 30,                         JUNE 30,
(in millions)                                                      2005            2004             2005            2004
---------------------------------------------------------------------------------------------------------------------------

Net carrying amount at beginning of period                        $44.3           $64.8            $51.3           $79.1
Additions during period, net of disposals and
  other adjustments                                                 5.1             0.2             13.7            10.6
Net assets added through acquisitions                                --             0.3               --             0.3
Amortization during period                                         (7.5)          (10.5)           (23.1)          (35.2)
---------------------------------------------------------------------------------------------------------------------------
NET CARRYING AMOUNT AT END OF PERIOD                              $41.9           $54.8            $41.9           $54.8
---------------------------------------------------------------------------------------------------------------------------

ADVERTISING AND PROMOTION

Advertising and promotion expense increased 18% and 12% for the three and nine months ended June 30, 2005, as compared to the same periods last year. Overall, the increase in the nine months ended June 30, 2005 was due to higher expenditures on direct advertising campaigns and marketing efforts. For example, we completed a series of television commercials in December 2004 that began to air this quarter and will continue for the remainder of fiscal 2005. We are committed to investing in advertising and promotion in response to changing business conditions and in order to advance our products where we see continued or potential new growth opportunities, which means that the level of advertising and promotion expenditures may increase more rapidly or decrease more slowly than our revenues.

AMORTIZATION OF DEFERRED SALES COMMISSIONS

Certain fund share classes, including Class B, are sold without a front-end sales charge to shareholders, although our distribution subsidiaries pay a commission on the sale. Furthermore, in the United States, Class A shares are sold without a front-end sales charge to shareholders when minimum investment criteria are met and Class C shares have been sold without a front-end sales charge since January 1, 2004. However, our U.S. distribution subsidiary pays a commission on these sales. We defer and amortize all up-front commissions paid by our distribution subsidiaries and amortize them over 12 months to 8 years depending on share class or financing arrangements.

Class B and certain of our Class C deferred commission assets ("DCA") arising from our U.S., Canadian and European operations are financed through Lightning Finance Company Limited ("LFL"), a company in which we have a 49% ownership interest. LFL has entered into a financing agreement with our U.S. distribution subsidiary and we maintain a continuing interest in the DCA transferred to LFL until resold by LFL. As a result, we retain DCA sold to LFL under the U.S. agreement in our financial statements and amortize them over an 8-year period, or until sold by LFL to third parties. In contrast to the U.S. arrangement, LFL has entered into direct agreements with our Canadian and European sponsored investment products, and, as a result, we do not record DCA from these sources in our financial statements. The U.S. funds that had offered Class B shares ceased offering Class B shares to new investors and existing shareholders effective during the three months


                                       27
--------------------------------------------------------------------------------
ended March 31, 2005. Existing Class B shareholders may continue to exchange shares into Class B shares of different funds. Existing Class B shareholders may also continue to reinvest dividends in additional Class B shares. The cessation of purchases of Class B shares by new investors and existing shareholders may have a negative effect on the overall sales of the funds' shares and cause a decrease in the levels of deferred commission amortization.

Amortization of deferred sales commissions increased 19% and 27% for the three and nine months ended June 30, 2005, as compared to the same periods last year principally due to a 25% and 24% increase in gross product sales for the three and nine months ended June 30, 2005, and because LFL has not sold U.S. DCA in a securitization transaction since fiscal 2002.

PROVISION FOR GOVERNMENTAL INVESTIGATIONS, PROCEEDINGS AND ACTIONS, NET OF RECOVERIES

In the three months ended June 30, 2005, we received $8.4 million from our insurance provider for certain legal costs we incurred associated with previously disclosed governmental investigations and litigation. During the quarter ended March 31, 2005, we recognized a charge to income of $42.0 million ($26.5 million, net of taxes) related to the Ontario Securities Commission's investigation of frequent trading practices in Canada.

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

Other income (expenses) increased 474% and 90% during the three and nine months ended June 30, 2005, as compared to the same periods last year primarily due to higher realized and unrealized net gains from our consolidated sponsored investment products, net of related minority interest in less than wholly-owned subsidiaries and investments, gain from the disposition of fixed assets, higher interest income from term deposits and debt securities and higher equity method income from our investments.

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

Our effective income tax rate for the three and nine months ended June 30, 2005 was 28% and has decreased from the 29% and 30% for the three and nine month periods ended June 30, 2004. The effective tax rate will continue to reflect the relative contributions of foreign earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income, as well as other factors.


                                       28
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key financial data relating to our liquidity, and sources and uses of capital.


                                                                                          JUNE 30,         SEPTEMBER 30,
(in millions)                                                                                2005                  2004
---------------------------------------------------------------------------------------------------------------------------

BALANCE SHEET DATA
Assets
  Liquid assets                                                                           $4,555.1              $4,279.3
  Cash and cash equivalents                                                                2,952.4               2,917.2

Liabilities
  Federal funds purchased and Federal Home Loan Bank advances                                $11.0                  $6.0
  Commercial paper                                                                           169.4                 169.6
  Variable funding note                                                                      145.9                    --
  Convertible Notes                                                                          537.6                 530.1
  Medium Term Notes                                                                          420.0                 420.0
  Other long-term debt                                                                       257.9                 246.3
---------------------------------------------------------------------------------------------------------------------------
Total debt                                                                                $1,541.8              $1,372.0
---------------------------------------------------------------------------------------------------------------------------


                                                                                                      NINE MONTHS ENDED
                                                                                                          JUNE 30,
(in millions)                                                                                       2005           2004
--------------------------------------------------------------------------------------------------------------------------

CASH FLOW DATA
  Operating cash flows                                                                            $850.0         $224.6
  Investing cash flows                                                                            (176.8)       1,208.6
  Financing cash flows                                                                            (637.9)          (6.5)

--------------------------------------------------------------------------------------------------------------------------

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

We experienced higher operating cash flows for the nine months ended June 30, 2005, as compared to the same period last year, due to higher net income and net proceeds from the securitization of loans held for sale. The decline in investing cash flows for the nine months ended June 30, 2005, as compared to the same period last year related primarily to excess purchases of investments over liquidations. Net cash provided by financing activities in the nine months ended June 30, 2005 declined as compared to the same period last year principally due to a special cash dividend that was declared on March 15, 2005 and paid on April 15, 2005 to holders of record of our common stock on March 31, 2005. The $2.00 per share special cash dividend returned $502.1 million to investors. Cash provided by financing activities also decreased as a result of repurchases of our common stock. In the nine months ended June 30, 2005, we repurchased 2.2 million shares of our common stock at a cost of $149.3 million. At June 30, 2005, approximately 11.0 million shares remained available for repurchase under our existing stock repurchase program. We repurchased 1.0 million shares of our common stock at a cost of $50.4 million during the nine months ended June 30, 2004.


                                       29
--------------------------------------------------------------------------------

CAPITAL RESOURCES

We believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets, continuing cash flows from operations, borrowing capacity under our current credit facility, the ability to issue debt or equity securities, and mutual fund sales commission financing arrangements. In particular, we expect to finance future investment in our banking/finance activities through operating cash flows, debt, increased deposit base, and through the securitization of a portion of the receivables from consumer lending activities.

As of June 30, 2005, we had $300.0 million of debt and equity securities available to be issued under a shelf registration statement filed with the SEC and $330.0 million of additional commercial paper available for issuance. On June 10, 2005, we entered into a $420 million Five Year Facility Credit Agreement with certain banks and financial institutions. The Five Year Facility Credit Agreement replaces our $210 million 364-day revolving credit facility, which matured by its terms on June 2, 2005, and our $210 million five-year revolving credit facility, which was terminated on June 10, 2005, prior to its scheduled expiration date of June 6, 2007. We desired to replace both the former 364-day and five-year credit facilities with a single $420 million five-year credit facility. There were no amounts outstanding under either the former 364-day or the five-year credit facilities on the respective dates of termination and no early termination penalties were incurred by us. The Five Year Facility Credit Agreement is currently undrawn and available. In addition, at June 30, 2005, our banking/finance operating segment had $345.0 million in available uncommitted short-term bank lines under the Federal Reserve Funds system, the Federal Reserve Bank discount window, and Federal Home Loan Bank short-term borrowing capacity. Our ability to access the financial and capital markets in a timely manner depends on a number of factors including our credit rating, the condition of the global economy, investors' willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. Depending upon circumstances, we might not be able to access these financial markets readily.

Our investment management segment finances Class B and certain Class C DCA arising from our U.S., Canadian and European operations through LFL, a company in which we have a 49% ownership interest. Class B and C sales commissions that we have financed globally through LFL during the three and nine months ended June 30, 2005 were approximately $20.3 million and $98.0 million, as compared to $38.2 million and $128.4 million during the three and nine months ended June 30, 2004. LFL's ability to access credit facilities and the securitization market will directly affect our existing financing arrangements.

Our banking/finance operating segment finances its automotive lending activities through operational cash flows, inter-segment loans and by selling its auto loans in securitization transactions with qualified special purpose entities, which then issue asset-backed securities to private investors. Beginning March 2005, automotive lending activities were also financed by issuing approximately $145.9 million under a Variable Funding Note, and as a result, inter-segment lending activities have decreased. Gross sale proceeds from auto loan securitization transactions were $0 million and $231.6 million for the three and nine months ended June 30, 2005, as compared to $0 million and $223.4 million in the three and nine months ended June 30, 2004. Our ability to access the securitization market will directly affect our plans to finance the auto loan portfolio in the future.

USES OF CAPITAL

We expect that the main uses of cash will be to expand our core business, make strategic acquisitions, acquire shares of our common stock, fund property and equipment purchases, pay operating expenses of the business, enhance technology infrastructure and business processes, pay stockholder dividends and repay and service debt.

On June 23, 2005, our Board of Directors declared a regular quarterly cash dividend of $0.10 per share payable on July 15, 2005 to stockholders of record on July 5, 2005.

In May 2001, we received approximately $490.0 million in net proceeds from the sale of $877.0 million principal amount at maturity of Liquid Yield Option Notes due 2031 (Zero Coupon-Senior) (the "Convertible Notes"). The issue price of the Convertible Notes, which were offered to qualified institutional buyers only, represented a yield to maturity of 1.875% per annum excluding any contingent interest. Each of the $1,000 (principal amount at maturity) Convertible Notes will become convertible prior to maturity into 9.3604 shares of our common stock (subject to adjustment) following the occurrence of certain specified triggering events. In particular, the Convertible Notes will become convertible if, during any calendar quarter, the closing sale price


                                       30
--------------------------------------------------------------------------------
of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than a specified percentage (initially 120% as of the third quarter of fiscal 2001 and declining 0.084% each quarter thereafter) of the accreted conversion price per share of our common stock on the last trading day of the preceding calendar quarter. Based on this formula, the Convertible Notes are not convertible during the quarter ending September 30, 2005. However, holders may convert their Convertible Notes during the quarter ending December 31, 2005 if, during the quarter ending September 30, 2005, the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the quarter is more than $78.34 (118.57% of $66.07, which is the accreted conversion price per share of our common stock on the last trading day of the quarter), assuming no events have occurred that would require an adjustment to the conversion rate. The Convertible Notes also will become convertible prior to maturity if: (i) the assigned credit rating by Moody's or Standard and Poor's of the Convertible Notes is at or below Baa2 or BBB, respectively; (ii) the Convertible Notes are called for redemption; or
(iii) certain specified corporate transactions have occurred. Separately, we will pay contingent interest to the holders of Convertible Notes during any six-month period commencing May 12, 2006 if the average market price of a Convertible Note for a measurement period preceding such six-month period equals 120% or more of the sum of the issue price and accrued original issue discount. To date, we have repurchased Convertible Notes with a face value of $5.9 million principal amount at maturity, for their accreted value of $3.5 million, in cash. We may redeem the remaining Convertible Notes for cash on or after May 11, 2006 or, at the option of the holders, we may be required to make additional repurchases on May 11 in each of 2006, 2011, 2016, 2021 and 2026. In this event, we may choose to pay the accreted value of the Convertible Notes in cash or shares of our common stock. The amount that the holders may redeem in the future will depend on, among other factors, the performance of our common stock.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Our contractual obligations are summarized in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004. As of June 30, 2005, there had been no material changes outside the ordinary course in our contractual obligations from September 30, 2004.

In relation to the auto loan securitization transactions that we have entered into with a number of qualified special purpose entities, we are obligated to cover shortfalls in amounts due to the holders of the notes up to certain levels as specified under the related agreements. As of June 30, 2005, the maximum potential amount of future payments related to these obligations was $31.0 million. In addition, our Condensed Consolidated Balance Sheet at June 30, 2005 included a $0.2 million liability to reflect the fair value of certain additional obligations arising from auto securitization transactions.

At June 30, 2005, the banking/finance operating segment had commitments to extend credit aggregating $224.5 million, primarily under its credit card lines, and had issued financial standby letters of credit totaling $2.7 million on which beneficiaries would be able to draw upon in the event of non-performance by our customers, primarily in relation to lease and lien obligations of these banking customers. These standby letters of credit, issued prior to January 1, 2003, were secured by marketable securities with a fair value of $3.3 million as of June 30, 2005 and commercial real estate.

OFF-BALANCE SHEET ARRANGEMENTS

As discussed above, we obtain financing for sales commissions that we pay to broker/dealers on Class B and certain Class C shares of our sponsored investment products through LFL, a company established in Ireland to provide DCA financing. We hold a 49% ownership interest in LFL and we account for this ownership interest using the equity method of accounting. Our exposure to loss related to our investment in LFL is limited to the carrying value of our investment, interest and fees receivable from LFL. At June 30, 2005, those amounts approximated $19.8 million. During the three and nine months ended June 30, 2005, we recognized pre-tax income of approximately $2.3 million and $7.7 million for our share of its net income over these periods.

As discussed above, our banking/finance operating segment periodically enters into auto loan securitization transactions with qualified special purpose entities, which then issue asset-backed securities to private investors. Our main objective in entering in securitization transactions is to obtain financing for auto loan activities. Securitized loans held by the securitization trusts totaled $678.8 million at June 30, 2005 and $768.9 million at September 30, 2004.


                                       31
--------------------------------------------------------------------------------

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

INCOME TAXES

As a multinational corporation, we operate in various locations outside the United States. As of June 30, 2005, and based on tax laws in effect as of this date, it is our intention to continue to indefinitely reinvest the undistributed earnings of foreign subsidiaries. As a result, we have not made a provision for U.S. taxes and have not recorded a deferred tax liability on $2.8 billion of cumulative undistributed earnings recorded by foreign subsidiaries as of June 30, 2005. Changes to our policy of reinvesting foreign earnings may have a significant effect on our financial condition and results of operation.

In December 2004, the Financial Accounting Standards Board ("FASB") issued Staff Position No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP FAS 109-2"). The American Jobs Creation Act of 2004 (the "Act") was signed into law on October 22, 2004. Under a provision of the Act, we may elect to repatriate certain earnings of our foreign-based subsidiaries at a reduced U.S. federal tax rate in either of our fiscal years ending September 30, 2005 or September 30, 2006. FSP FAS 109-2 provides guidance on when an enterprise should recognize in its financial statements the effects of the one-time tax benefit of repatriation of foreign earnings under the Act, and specifies interim disclosure requirements. We are currently evaluating the effect of this repatriation provision; however, we do not expect to complete this evaluation until the issuance of additional guidance regarding this provision. The range of possible amounts we are considering for repatriation is between zero and $1.9 billion, and the potential range of income tax associated with these amounts, which are subject to a reduced tax rate, is between zero and $117.0 million.


                                       32
--------------------------------------------------------------------------------

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

LOSS CONTINGENCIES

We are involved in various lawsuits and claims encountered in the normal course of business. When such a matter arises and periodically thereafter, we consult with our legal counsel and evaluate the merits of the claim based on the facts available at that time. In management's opinion, an adequate accrual has been made as of June 30, 2005 to provide for any probable losses that may arise from these matters for which we could reasonably estimate an amount. See also Note 13 to our Notes to Condensed Consolidated Financial Statements included in Part I,
Item 1 of this report and "Legal Proceedings" included in Part II, Item 1 of this report.

VARIABLE INTEREST ENTITIES

Under FASB Interpretation No. 46, "Consolidation of Variable Interest Entities (revised December 2003)" ("FIN 46-R"), a variable interest entity ("VIE") is an entity in which the equity investment holders have not contributed sufficient capital to finance its activities or the equity investment holders do not have defined rights and obligations normally associated with an equity investment. FIN 46-R requires consolidation of a VIE by the enterprise that has the majority of the risks and rewards of ownership, referred to as the primary beneficiary.

Evaluating whether related entities are VIEs, and determining if we qualify as the primary beneficiary of these VIEs, is highly complex and involves the use of estimates and assumptions. To determine our interest in the expected losses or residual returns of each VIE, we performed an expected cash flow analysis using certain discount rate and volatility assumptions based on available historical information and management's estimates. Based on our analysis, we consolidated one VIE into our financial statements as of June 30, 2005. While we believe that our testing and approach were appropriate, future changes in estimates and assumptions may affect our decision and lead to the consolidation of other VIEs in our financial statements.

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


                                       33
--------------------------------------------------------------------------------

RISK FACTORS

WE ARE SUBJECT TO EXTENSIVE AND OFTEN COMPLEX, OVERLAPPING AND FREQUENTLY CHANGING REGULATION DOMESTICALLY AND ABROAD. Our investment management business and other businesses are subject to extensive and often complex, overlapping and frequently changing regulation in the United States and abroad, including, among others, securities, banking, accounting and tax laws and regulations. Non-compliance with applicable laws or rules or regulations, either in the United States or abroad, or our inability to keep up with or adapt to an often ever changing, complex regulatory environment could result in sanctions against us, including fines and censures, injunctive relief, suspension or expulsion from a certain jurisdiction or market or the revocation of licenses, any of which could also adversely affect our reputation, prospects, revenues, and earnings. We are subject to federal securities laws, state laws regarding securities fraud, other federal and state laws and rules and regulations of certain regulatory and self regulatory organizations, including those rules and regulations promulgated by, among others, the SEC, the National Association of Securities Dealers, the New York Stock Exchange and the Pacific Exchange, Inc., and to the extent operations or trading in our securities take place outside the United States, by foreign regulations and regulators, such as the UK Listing
Authority. Certain of our subsidiaries are registered with the SEC under the Investment Advisers Act of 1940, as amended, and many of our funds are registered with the SEC under the Investment Company Act of 1940, as amended, both of which impose numerous obligations, as well as detailed operational requirements, on our subsidiaries which are investment advisers to registered investment companies. Our subsidiaries, both in the United States and abroad, must comply with a myriad of complex and often changing U.S. and/or foreign regulations, some of which may conflict, including complex U.S. and non-U.S. tax regimes. Additionally, as we expand our operations into non-U.S. jurisdictions, the rules and regulations of these non-U.S. jurisdictions become applicable and add further regulatory complexity to our on-going compliance operations. In addition, we are a bank holding company and a financial holding company subject to the supervision and regulation of the Federal Reserve Board (the "FRB"), and are subject to the restrictions, limitations, or prohibitions of the Bank Holding Company Act of 1956 and the Gramm-Leach-Bliley Act. The FRB may impose additional limitations or restrictions on our activities, including if the FRB believes that we do not have the appropriate financial and managerial resources to commence or conduct an activity or make an acquisition.

REGULATORY AND LEGISLATIVE ACTIONS AND REFORMS, PARTICULARLY THOSE SPECIFICALLY FOCUSED ON THE MUTUAL FUND INDUSTRY, ARE MAKING THE REGULATORY ENVIRONMENT IN WHICH WE OPERATE MORE COSTLY AND FUTURE ACTIONS AND REFORMS COULD ADVERSELY IMPACT OUR ASSETS UNDER MANAGEMENT, INCREASE COSTS AND NEGATIVELY IMPACT OUR PROFITABILITY AND FUTURE FINANCIAL RESULTS. During the past five years, the federal securities laws have been augmented substantially and made significantly more complex by, among other measures, the Sarbanes-Oxley Act of 2002 and the USA Patriot Act of 2001. Moreover, changes in the interpretation or enforcement of existing laws or regulations have directly affected our business. With new laws and changes in interpretation and enforcement of existing requirements, the associated time we must dedicate to, and related costs we must incur in, meeting the regulatory complexities of our business have increased and these outlays have also increased as we expand our business into various non-U.S. jurisdictions. For example, in the past few years following the enactment of the Sarbanes-Oxley Act of 2002, new rules of the SEC, the New York Stock Exchange, the Pacific Exchange, Inc. and the National Association of Securities Dealers were promulgated and other rules revised. Among other things, these new laws, rules and regulations have necessitated us to make changes to our corporate governance and public disclosure policies, procedures and practices and our registered investment companies and investment advisers have been required to make similar changes. Compliance activities to meet these new requirements have required us to expend additional time and resources, including without limitation substantial efforts to conduct evaluations required to ensure compliance with the management certification and attestation requirements under the Sarbanes-Oxley Act of 2002, and, consequently, we are incurring increased costs of doing business, which potentially negatively impacts our profitability and future financial results. Moreover, current and pending regulatory and legislative actions and reforms affecting the mutual fund industry, including compliance initiatives, may negatively impact revenues by increasing our costs of accessing or dealing in the financial markets.

STRONG COMPETITION FROM NUMEROUS AND SOMETIMES LARGER COMPANIES WITH COMPETING OFFERINGS AND PRODUCTS COULD LIMIT OR REDUCE SALES OF OUR PRODUCTS, POTENTIALLY RESULTING IN A DECLINE IN OUR MARKET SHARE, REVENUES AND NET INCOME. We compete with numerous investment management companies, mutual fund, stock brokerage and investment banking firms, insurance companies, banks, savings and loan associations and other financial institutions. Over the past decade, a significant number of new asset management firms and mutual funds have been established, increasing competition. At the same time, consolidation in the financial services industry has


                                       34
--------------------------------------------------------------------------------
created stronger competitors with greater financial resources and broader distribution channels than our own. Competition is based on various factors, including, among others, business reputation, investment performance, product offerings, service quality, distribution relationships, and fees charged.
Additionally, competing securities broker/dealers whom we rely upon to distribute our mutual funds also sell their own proprietary funds and investment products, which could limit the distribution of our investment products. To the extent that existing or potential customers, including securities broker/dealers, decide to invest in or distribute the products of our competitors, the sales of our products as well as our market share, revenues and net income could decline. Our ability to attract and retain assets under our management is also dependent on the relative investment performance of our funds and other managed investment portfolios and our ability to maintain our investment management and administrative fees at competitive levels.

CHANGES IN THE DISTRIBUTION CHANNELS ON WHICH WE DEPEND COULD REDUCE OUR REVENUES AND HINDER OUR GROWTH. We derive nearly all of our fund sales through broker/dealers and other similar investment advisers. Increasing competition for these distribution channels and recent regulatory initiatives have caused our distribution costs to rise and could cause further increases in the future or could otherwise negatively impact the distribution of our products. Higher distribution costs lower our net revenues and earnings. Additionally, if one or more of the major financial advisers who distribute our products were to cease operations or limit or otherwise end the distribution of our products, it could have a significant adverse impact on our revenues and earnings. There is no assurance we will continue to have access to the third-party broker/dealers and similar investment advisers that currently distribute our products, or continue to have the opportunity to offer all or some of our existing products through them. A failure to maintain strong business relationships with the major investment advisers who currently distribute our products may also impair our distribution and sales operations. Because we use broker/dealers and other similar investment advisers to sell our products, we do not control the ultimate investment recommendations given to clients. Any inability to access and successfully sell our products to clients through third-party distribution channels could have a negative effect on our level of assets under management, related revenues and overall business and financial condition.

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

OUR INCREASING FOCUS ON INTERNATIONAL MARKETS AS A SOURCE OF INVESTMENTS AND SALES OF INVESTMENT PRODUCTS SUBJECT US TO INCREASED EXCHANGE RATE AND OTHER
RISKS IN CONNECTION WITH EARNINGS AND INCOME GENERATED OVERSEAS. While we operate primarily in the United States, we also provide services and earn revenues in Canada, the Bahamas, Europe, Asia, South America, Africa and Australia. As a result, we are subject to foreign exchange risk through our foreign operations. While we have taken steps to reduce our exposure to foreign exchange risk, for example, by denominating a significant amount of our transactions in U.S. dollars,


                                       35
--------------------------------------------------------------------------------
the situation may change in the future as our business continues to grow outside the United States. Stabilization or appreciation of the U.S. dollar could moderate revenues from sales of investment products internationally. Separately, management fees that we earn tend to be higher in connection with international assets under management than with U.S. assets under management. Consequently, a downturn in international markets could have a significant effect on our revenues and income.

POOR INVESTMENT PERFORMANCE OF OUR PRODUCTS COULD AFFECT OUR SALES OR REDUCE THE LEVEL OF ASSETS UNDER MANAGEMENT, POTENTIALLY NEGATIVELY IMPACTING OUR REVENUES AND INCOME. Our investment performance, along with achieving and maintaining superior distribution and client services, is critical to the success of our investment management business. Strong investment performance often stimulates sales of our investment products. Poor investment performance as compared to third-party benchmarks or competitive products could lead to a decrease in sales of investment products we manage and stimulate redemptions from existing products, generally lowering the overall level of assets under management and reducing the investment management fees we earn. We cannot assure you that past or present investment performance in the investment products we manage will be indicative of future performance. Any poor future performance may negatively impact our revenues and income.

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

OUR FUTURE RESULTS ARE DEPENDENT UPON MAINTAINING AN APPROPRIATE LEVEL OF EXPENSES, WHICH ARE SUBJECT TO FLUCTUATION. The level of our expenses are subject to fluctuation and may increase for the following or other reasons: changes in the level and scope of our advertising expenses in response to market conditions; variations in the level of total compensation expense due to, among other things, bonuses, changes in our employee count and mix, and competitive factors; changes in expenses and capital costs, including costs incurred to maintain and enhance our administrative and operating services infrastructure; and an increase in insurance expenses including through the assumption of higher deductibles and/or co-insurance liability.

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

OUR ABILITY TO SUCCESSFULLY INTEGRATE WIDELY VARIED BUSINESS LINES CAN BE IMPEDED BY SYSTEMS AND OTHER TECHNOLOGICAL LIMITATIONS. Our continued success in effectively managing and growing our business, both domestically and abroad, depends on our ability to integrate the varied accounting, financial, information and operational systems of our various businesses on a global basis. Moreover, adapting or developing our existing technology systems to meet our internal needs, as well as client needs, industry demands and new regulatory requirements, is also critical for our business. The constant introduction of new technologies presents new challenges to us. We have an ongoing need to continually upgrade and improve our various technology


                                       36
--------------------------------------------------------------------------------
systems, including our data processing, financial, accounting and trading systems. This need could present operational issues or require, from time to time, significant capital spending. It also may require us to reevaluate the current value and/or expected useful lives of our technology systems, which could negatively impact our results of operations.

ANY SIGNIFICANT LIMITATION OR FAILURE OF OUR SOFTWARE APPLICATIONS AND OTHER TECHNOLOGY SYSTEMS THAT ARE CRITICAL TO OUR OPERATIONS COULD CONSTRAIN OUR OPERATIONS. We are highly dependent upon the use of various proprietary and third-party software applications and other technology systems to operate our business. We use our technology to, among other things, obtain securities pricing information, process client transactions and provide reports and other customer services to the clients of the funds we manage. Any inaccuracies, delays or systems failures in these and other processes could subject us to client dissatisfaction and losses. Although we take protective measures, our technology systems may be vulnerable to unauthorized access, computer viruses or other events that have a security impact, such as an authorized employee or vendor inadvertently causing us to release confidential information, which could materially damage our operations or cause the disclosure or modification of sensitive or confidential information. Most of the software applications that we use in our business are licensed from, and supported, upgraded and maintained by, third-party vendors. A suspension or termination of certain of these licenses or the related support, upgrades and maintenance could cause temporary system delays or interruption. In addition, we have outsourced to a single vendor management of our data center and distributed server operations, and this vendor also is responsible for our disaster recovery systems. A failure by this vendor to continue to manage our data center or support our servers and our disaster recovery systems adequately in the future could have a material adverse impact on our business. Moreover, although we have in place certain disaster recovery plans, we may experience system delays and interruptions as a result of natural disasters, power failures, acts of war, and third party failures. Potential system failures or breaches and the cost necessary to correct them could result in material financial loss, regulatory actions, breach of client contracts, reputational harm or legal claims and liability, which in turn could negatively impact our revenues and income.

OUR INABILITY TO SUCCESSFULLY RECOVER SHOULD WE EXPERIENCE A DISASTER OR OTHER BUSINESS CONTINUITY PROBLEM COULD CAUSE MATERIAL FINANCIAL LOSS, LOSS OF HUMAN
CAPITAL, REGULATORY ACTIONS, REPUTATIONAL HARM OR LEGAL LIABILITY. Should we experience a local or regional disaster or other business continuity problem, our continued success will depend, in part, on the availability of our personnel, our office facilities and the proper functioning of our computer, telecommunication and other related systems and operations. While our operational size, the diversity of locations from which we operate, and our redundant back-up systems provide us with a strong advantage should we experience a local or regional disaster or other business continuity event, we could still experience near-term operational challenges, in particular depending upon how a local or regional event may affect our human capital across our operations or with regard to particular segments of our operations, such as key executive officers or personnel in our technology group. We are constantly assessing and taking steps to improve upon our existing business continuity plans and key management succession. However, a disaster on a significant scale or affecting certain of our key operating areas across regions, or our inability to successfully recover should we experience a disaster or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.

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


                                       37
--------------------------------------------------------------------------------

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

DIVERSE AND STRONG COMPETITION LIMITS THE INTEREST RATES THAT WE CAN CHARGE ON CONSUMER LOANS. We compete with many types of institutions for consumer loans, which can provide loans at significantly below-market interest rates in connection with automobile sales or in some cases zero interest rates. Our inability to compete effectively against these companies or to maintain our relationships with the various automobile dealers through whom we offer consumer loans could limit the growth of our consumer loan business. Economic and credit market downturns could reduce the ability of our customers to repay loans, which could cause losses to our consumer loan portfolio.

FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD ADVERSELY AFFECT OUR STOCK PRICE. We cannot predict the effect, if any, that future sales of shares of our common stock or the availability for future sale of shares of our common stock or securities convertible into or exercisable for our common stock will have on the market price of our common stock prevailing from time to time. For example, in connection with our May 2001 offering of Convertible Notes, we filed a registration statement on Form S-3 with the Securities and Exchange Commission, which was subsequently declared effective, to register, among other things, approximately 8.2 million shares of our common stock issuable upon conversion of the Convertible Notes. Holders may convert their Convertible Notes prior to maturity into 9.3604 shares of our common stock per $1,000 principal amount at maturity of the Convertible Notes, subject to adjustment, following the occurrence of certain specified triggering events, including if, during any calendar quarter, the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than a specified percentage, initially 120% as of the third quarter of fiscal 2001 and declining 0.084% each quarter thereafter, of the accreted conversion price per share of our common stock on the last trading day of the preceding calendar quarter. Based on this formula, the Convertible Notes are not convertible during the quarter ending September 30, 2005. However, holders may convert their Convertible Notes during the quarter ending December 31, 2005 if, during the quarter ending September 30, 2005, the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the quarter is more than $78.34 (118.57% of $66.07, which is the accreted conversion price per share of our common stock on the last trading day of the quarter), assuming no events have occurred that would require an adjustment to the conversion rate. Sale, or the availability for sale, of substantial amounts of common stock by our existing stockholders pursuant to an effective registration statement or under Rule 144, through the issuance of shares of common stock upon the exercise of stock options or the conversion of convertible securities, such as our Convertible Notes, or the perception that such sales or issuances could occur, could adversely affect prevailing market prices for our common stock.

CIVIL LITIGATION ARISING OUT OF OR RELATING TO PREVIOUSLY SETTLED GOVERNMENTAL INVESTIGATIONS OR OTHER MATTERS, GOVERNMENTAL OR REGULATORY INVESTIGATIONS AND/OR EXAMINATIONS AND THE LEGAL RISKS ASSOCIATED WITH OUR BUSINESS COULD ADVERSELY IMPACT OUR ASSETS UNDER MANAGEMENT, INCREASE COSTS AND NEGATIVELY IMPACT OUR PROFITABILITY AND/OR OUR FUTURE FINANCIAL RESULTS. We have been named in shareholder class action and other lawsuits, many of which arise out of or relate to previously settled governmental investigations. While management believes that the claims made in these lawsuits are without merit, and while we intend to vigorously defend against them, litigation typically is an expensive process. Risks associated with legal liability often are difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time. Moreover, settlements or judgments against us have the potential of being substantial if we are unsuccessful in settling or otherwise resolving matters early in the process and/or on favorable terms. It is also possible that we may be named in additional civil or governmental actions similar to those already instituted. From time to time we may receive requests for documents or other information from governmental authorities or regulatory bodies or we also may become the subject of governmental or regulatory investigations and/or examinations. Moreover, governmental or regulatory investigations or examinations that have been inactive could become active. We may be obligated or may choose to indemnify directors, officers or employees against liabilities and expenses they may incur in connection with such matters to the extent permitted under applicable law. Eventual exposures from and expenses incurred relating to current and future litigation, investigations, examinations and


                                       38
--------------------------------------------------------------------------------
settlements could adversely impact our assets under management, increase costs and negatively impact our profitability and/or our future financial results. Judgments or findings of wrongdoing by regulatory or governmental authorities or in civil litigation against us could affect our reputation, increase our costs of doing business and/or negatively impact our revenues, any of which could have a material negative impact on our financial results.

WE DEPEND ON KEY PERSONNEL AND OUR FINANCIAL PERFORMANCE COULD BE NEGATIVELY AFFECTED BY THE LOSS OF THEIR SERVICES. The success of our business will continue to depend upon our key personnel, including our portfolio and fund managers, investment analysts, investment advisers, sales and management personnel and other professionals as well as our executive officers and business unit heads. Competition for qualified, motivated and highly skilled executives, professional and other key personnel in the investment management and banking/finance industries remains significant. Our success depends to a substantial degree upon our ability to attract, retain and motivate qualified individuals and upon the continued contributions of these people. As our business grows, we are likely to need to increase correspondingly the overall number of individuals that we employ. Moreover, in order to retain certain key personnel, we may be required to increase compensation to such individuals, resulting in additional expense without a corresponding increase in potential revenue. We cannot assure you that we will be successful in attracting and retaining qualified individuals, and departure of key investment personnel, in particular, if not replaced, could cause us to lose clients, which could have a material adverse effect on our financial condition, results of operations and business prospects. Moreover, our employees may voluntarily terminate their employment with us at any time. The loss of the services of key personnel or our failure to attract replacement or additional qualified personnel could negatively affect our financial performance.


                                       39
--------------------------------------------------------------------------------

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

Our banking/finance operating segment is exposed to interest rate fluctuations on its loans receivable, debt securities held, and deposit liabilities. In our banking/finance operating segment, we monitor the net interest rate margin and the average maturity of interest earning assets, as well as funding sources. In addition, as of June 30, 2005, we have considered the potential impact of the effect on the banking/finance operating segment balances, individually and collectively, of a 100 basis point (1%) movement in market interest rates. Based on our analysis, we do not expect that this change would have a material impact on our operating revenues or results of operations in either scenario.

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

ITEM 4.       CONTROLS AND PROCEDURES.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2005. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2005.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



                                       40
--------------------------------------------------------------------------------

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

As previously reported, various subsidiaries of the Company, as well as certain Templeton Fund registrants, have been named in multiple class action lawsuits originally filed in state courts in Illinois, alleging breach of duty with respect to the valuation of the portfolio securities of certain Templeton Funds managed by such subsidiaries, and seeking, among other relief, monetary damages and attorneys' fees and costs, as follows:

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

In April 2005, defendants removed these lawsuits to the United States District Court for the Southern District of Illinois (Bradfisch v. Templeton Funds, Inc., et al., Case No. 3:05-cv-00298-MJR; Woodbury v. Templeton Global Smaller
Companies  Fund,  Inc.,  et al.,  Case  No.  3:05-cv-00301-GPM;  Kwiatkowski  v.
Templeton Growth Fund, Inc., et al., Case No. 3:05-cv-00299-GPM; Parise v. Templeton Funds, Inc., et al., Case No. 3:05-cv-0300-GPM). On July 12, 2005, the court dismissed one of these lawsuits, Bradfisch v. Templeton Funds, Inc., et al., on the ground of preemption. Defendants' motions to dismiss the remaining three lawsuits on the same ground are pending.

Also as previously reported, on April 12, 2005, the Attorney General of West Virginia filed a complaint in the Circuit Court of Marshall County, West Virginia (Case No. 05-C-81) against a number of companies engaged in the mutual fund industry, including the Company and a subsidiary of the Company, and certain other parties, alleging violations of the West Virginia Consumer Credit and Protection Act and seeking, among other things, civil penalties and attorneys' fees and costs. Defendants have since removed this action to the United States District Court for the Northern District of West Virginia (Case No. 5:05-cv-78).

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information with respect to the shares of common stock we repurchased during the three months ended June 30, 2005.

                                                                        (C) TOTAL
                                                                        NUMBER OF
                                                                           SHARES        (D) MAXIMUM
                                                                     PURCHASED AS   NUMBER OF SHARES
                                                                          PART OF    THAT MAY YET BE
                                    (A) TOTAL       (B) AVERAGE          PUBLICLY    PURCHASED UNDER
                                    NUMBER OF    PRICE PAID PER   ANNOUNCED PLANS       THE PLANS OR
PERIOD                       SHARES PURCHASED             SHARE       OR PROGRAMS           PROGRAMS
-----------------------------------------------------------------------------------------------------
April 1, 2005 through April
 30, 2005                             352,475            $65.65           352,475          10,991,594
May 1, 2005 through May
 31, 2005                                  49            $67.58                49          10,991,545
June 1, 2005 through June
 30, 2005                                  --                --                --          10,991,545
-----------------------------------------------------------------------------------------------------
TOTAL                                 352,524            $65.60           352,524          10,991,545
-----------------------------------------------------------------------------------------------------

Under our stock repurchase program, we can repurchase shares of our common stock from time to time in the open market and in private transactions in accordance with applicable securities laws. From time to time we have announced the existence of the Company's continuing policy of purchasing shares of its common stock, including announcements in March 2000, August 2002, May 2003, and August 2003. From 2002 through the current date, our Board of Directors has authorized and approved the repurchase of up to 30.0 million shares


                                       41
--------------------------------------------------------------------------------
under our stock repurchase program, of which, approximately 19.0 million shares had been repurchased and approximately 11.0 million shares remained available for repurchase as of June 30, 2005. Our stock repurchase program is not subject to an expiration date.



                                       42
--------------------------------------------------------------------------------

ITEM 6.    EXHIBITS.

         EXHIBIT NO.        DESCRIPTION
         -----------        -----------

         Exhibit 3(i)(a) Registrant's Certificate of Incorporation, as filed November 28, 1969, incorporated by reference to Exhibit (3)(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (File No. 001-09318) (the "1994 Annual
                            Report").

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

         Exhibit 3(i)(e) Registrant's Certificate of Amendment of Certificate of Incorporation, as filed on February 4, 2005, incorporated by reference to Exhibit (3)(i)(e) to the Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318).

         Exhibit 3(ii) Registrant's Amended and Restated By-Laws incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K filed with the SEC on June 29, 2005 (File No. 001-09318).

         Exhibit 10.1 Five Year Facility Credit Agreement dated as of June 10, 2005 among Franklin Resources, Inc., the Banks parties thereto, Bank of America, N.A. and The
                            Bank  of  New  York,  as  Co-Syndication   Agents,
                            Citibank,     N.A.    and    BNP    Paribas,    as
                            Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on June 16, 2005 (File No. 001-09318).

         Exhibit 12         Computations of ratios of earnings to fixed charges.

         Exhibit 31.1       Certification of Chief Executive  Officer   pursuant
                            to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

         Exhibit 31.2       Certification of Chief Financial Officer pursuant to
                            Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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


                                    FRANKLIN RESOURCES, INC.
                                    (Registrant)


Date:  August 8, 2005               By:  /S/ JAMES R. BAIO
                                         ------------------
                                         James R. Baio
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (Duly Authorized Officer
                                          and Principal Financial Officer)


                                       44
--------------------------------------------------------------------------------

                                  EXHIBIT INDEX
                                  -------------

         EXHIBIT NO.                DESCRIPTION
         -----------                -----------

         Exhibit 3(i)(a) Registrant's Certificate of Incorporation, as filed November 28, 1969, incorporated by reference to Exhibit (3)(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (File No. 001-09318) (the "1994 Annual
                            Report").

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

         Exhibit 3(i)(e) Registrant's Certificate of Amendment of Certificate of Incorporation, as filed on February 4, 2005, incorporated by reference to Exhibit (3)(i)(e) to the Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318).

         Exhibit 3(ii)      Registrant's   Amended   and   Restated   By-Laws
                            incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K filed with the SEC on June 29, 2005 (File No. 001-09318).

         Exhibit 10.1 Five Year Facility Credit Agreement dated as of June 10, 2005 among Franklin Resources, Inc., the Banks parties thereto, Bank of America, N.A. and The Bank of New York, as Co-Syndication Agents,
                            Citibank,     N.A.    and    BNP    Paribas,    as
                            Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on June 16, 2005 (File No. 001-09318).

         Exhibit 12         Computations of ratios of earnings to fixed charges.

         Exhibit 31.1       Certification of Chief Executive  Officer   pursuant
                            to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

         Exhibit 31.2       Certification of Chief Financial  Officer   pursuant
                            to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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


                                       45
--------------------------------------------------------------------------------