Form 10-K
period 2005-09-30
FRANKLIN RESOURCES INC
filed 2005-12-14
CIK 38777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 001-09318

FRANKLIN RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-2670991
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Franklin Parkway, San Mateo, CA	94403
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 312-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.10 per share	New York Stock Exchange Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                    ☒  YES    ☐  NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                    ☐  YES    ☒  NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    ☒  YES    ☐  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                    ☒  YES    ☐  NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                    ☐  YES    ☒  NO

The aggregate market value of the voting common equity (“common stock”) held by non-affiliates of the registrant, as of March 31, 2005 (the last business day of registrant’s second quarter of fiscal year 2005), was approximately $23.4 billion based upon the last sale price reported for such date on the New York Stock Exchange. For purposes of this calculation, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and held by executive officers and directors of the registrant have been treated as shares held by affiliates. However, such treatment should not be construed as an admission that any such person is an “affiliate” of the registrant. The registrant has no non-voting common equity.

Number of shares of the registrant’s common stock outstanding at November 30, 2005: 253,765,553

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the registrant’s definitive proxy statement for its annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after September 30, 2005, are incorporated by reference into Part III of this report.

PART I

Forward-looking Statements. In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve a number of known and unknown risks, uncertainties and other important factors, including the “Risk Factors” and other factors discussed in the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), that could cause the actual results and outcomes to differ materially from any future results or outcomes expressed or implied by such forward-looking statements. When used in this report, words or phrases generally written in the future tense and/or preceded by words such as “will”, “may”, “should”, “could”, “expect”, “suggest”, “believe”, “anticipate”, “intend”, “plan”, or other similar words are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Moreover, statements in MD&A and elsewhere in this report that speculate about future events are “forward-looking statements”. Forward-looking statements are our best prediction at the time that they are made, and you should not rely on them. If a circumstance occurs that causes any of our forward-looking statements to be inaccurate, we do not have an obligation, and we undertake no obligation, to announce publicly the change to our expectations, or to make any revision to the forward-looking statements, unless required by law.

Item 1.	Business.

GENERAL

Franklin Resources, Inc. (the “Company”), is an asset management company, which is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and as a financial holding company under the Gramm-Leach-Bliley Act (the “GLB Act”). Through our wholly-owned direct and indirect subsidiary companies, we provide investment management and fund administration services (“investment management services”) to open-end and closed-end investment companies (including our own family of retail mutual funds), institutional accounts, high net-worth families, individuals and separate accounts in the United States (the “U.S.”) and internationally. Our “sponsored investment products” include a broad range of domestic (U.S.) and global/international equity, hybrid, fixed-income and money market mutual funds, as well as other investment products, which are sold to the public under the Franklin, Templeton, Mutual Series, Bissett, Fiduciary Trust and Darby Overseas brand names. As of September 30, 2005, we had $453.1 billion in assets under our management with approximately 16.6 million billable shareholder accounts worldwide. In support of our primary business and operating segment, we provide investment management services and other related services, including shareholder services, transfer agency, underwriting, distribution, custodial, trustee and other fiduciary services (collectively “investment management and related services”). In our secondary business and operating segment, banking/finance, we provide clients with select retail-banking and consumer lending services through our bank subsidiaries. The common stock of the Company is traded on the New York Stock Exchange (“NYSE”) and the Pacific Exchange (“PCX”) under the ticker symbol “BEN” and on the London Stock Exchange under the ticker symbol “FRK”, and is included in the Standard & Poor’s 500 Index. The term “Franklin® Templeton® Investments” as used in this document, refers to Franklin Resources, Inc. and its consolidated subsidiaries.

COMPANY HISTORY AND ACQUISITIONS

Franklin Templeton Investments and its predecessors have been engaged in the investment management and related services business since 1947. Franklin Resources, Inc. was incorporated in Delaware in November 1969. We originated our mutual fund business with the Franklin family of funds, which is now known as the Franklin Funds®. We expanded our business, in part, by acquiring companies engaged in the investment management and/or related services business.

In October 1992, we acquired substantially all of the assets and liabilities of the investment management and related services businesses of Templeton, Galbraith & Hansberger Ltd. This acquisition added the Templeton family of funds to our Company. The Templeton funds are known for their international and global investment objectives and value style of investing.

In November 1996, we acquired certain assets and liabilities of Heine Securities Corporation, which provided investment management services to various accounts and investment companies, including Mutual Series Fund Inc., now known as Franklin Mutual Series Fund Inc. (“Mutual Series”). Mutual Series is known for its value oriented equity funds.

We expanded our business in Korea in July 2000 when we purchased all of the remaining outstanding shares of a Korean asset management company, Ssangyong Templeton Investment Trust Management Co., Ltd. (currently known as Franklin Templeton Investment Trust Management Co., Ltd.) in which we previously held a partial interest. With assets under management of approximately $3.5 billion in Korea as of September 30, 2005, we are now one of the larger independent foreign money managers in that country.

We acquired all of the outstanding shares of Bissett & Associates Investment Management, Ltd. (“Bissett”) in October 2000. Bissett now operates as part of our Canadian subsidiary, Franklin Templeton Investments Corp. With the addition of Bissett, we added Bissett’s family of mutual funds to our existing Canadian based funds and expanded our investment management services throughout Canada to a broad range of clients, including institutional clients such as pension plans, municipalities, universities, charitable foundations and private clients.

In April 2001, we acquired Fiduciary Trust Company International, a bank organized under the New York State Banking Law (“Fiduciary Trust”). Following the acquisition, Fiduciary Trust became a wholly-owned subsidiary of Franklin Resources, Inc. Fiduciary Trust provides investment management and related services to institutional clients and high net-worth families and individuals. With the acquisition of Fiduciary Trust, we also added Fiduciary Trust’s U.S. and non-U.S. mutual funds to our product line.

In July 2002, our subsidiary, Franklin Templeton Asset Management (India) Private Limited, acquired all of the outstanding shares of Pioneer ITI AMC Limited (“Pioneer”). Pioneer was an Indian asset management company that had approximately $800 million in assets under management as of the purchase date. The acquisition has made us one of the largest private sector asset managers in India, with assets under management of approximately $3.9 billion, and over 1 million shareholder accounts, as of September 30, 2005.

In October 2003, we acquired Darby Overseas Investments, Ltd. and Darby Overseas Partners, L.P. (collectively, “Darby Overseas”). We had previously owned 12.66% of Darby Overseas. Darby Overseas, based in Washington, D.C., sponsors and manages funds for institutional investors and high net-worth clients that invest primarily in emerging markets, private equity and mezzanine finance transactions, including specialized sector funds.

LINES OF BUSINESS

I.	Investment Management and Related Services

We derive substantially all of our revenues from providing investment management and related services to our various fund families, high net-worth clients, institutional accounts and separate accounts. Our revenues depend to a large extent on the amount of assets under management. Underwriting and distribution fees, also a large source of revenue, consist of sales charges and commissions derived from sales of our sponsored investment products and distribution fees. When used in this report, unless the context otherwise makes clear, the term “funds” means all of the Franklin, Templeton, Mutual Series, Bissett and Fiduciary Trust mutual funds; similarly, unless the context otherwise makes clear, “sponsored investment products” means all of the funds together with closed-end investment companies, foreign-based investment products, and other U.S. and international private, institutional, high net-worth and separate accounts.

A.	Assets Under Management (AUM)

Fees for providing investment management and fund administration services (“investment management fees”), a large source of our revenue, are generally based upon the dollar value of assets in the accounts that we advise. As of September 30, 2005, the type of assets under management by investment objective held by investors on a worldwide basis was:

Type of Asset	Value in Billions	% Total of AUM
Equity
Growth potential, income potential or various combinations thereof	$263.6	58.2%

Fixed-Income
Both long and short-term	$105.2	23.2%

Hybrid
Asset allocation, balanced, flexible and income-mixed funds	$78.4	17.3%

Money Market
Short-term liquid assets	$5.9	1.3%

Broadly speaking, the change in the net assets of the sponsored investment products depends primarily upon two factors: (1) the level of sales (inflows) as compared to the level of redemptions (outflows); and (2) the increase or decrease in the market value of the securities held in the portfolio of investments. We are subject to the risk of asset volatility, resulting from changes in the domestic and global financial and equity markets. In addition, because we generally derive higher revenues and income from our equity assets, a shift in assets from equity to fixed-income and hybrid funds reduces total revenue and thus, net income. Despite such a risk of volatility, we believe that we are more competitive as a result of the greater diversity of sponsored investment products available to our customer base.

B.	Types of Investment Management and Related Services

A majority of our revenues are derived from providing investment management and related services to our sponsored investment products. We advise, manage and implement the investment and administrative activities necessary to operate, our U.S.-registered open-end and closed-end funds or series and our many non-U.S. based sponsored investment products.

1.	Investment Management Services

We earn investment management fees by providing investment management services pursuant to agreements with each sponsored investment product. This business is primarily conducted through our direct and indirect subsidiary companies, including, among others, the following:

Fiduciary International, Inc. (“FII”), a registered investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”), provides investment management services to certain of our sponsored investment products and separate accounts for institutional clients;

Fiduciary Investment Management International, Inc., a registered investment adviser under the Advisers Act, provides investment management services to separate accounts for institutional and private clients;

Fiduciary Trust Company of Canada (“FTCC”), a registered foreign equivalent investment adviser with certain of the Canadian provincial securities commissions, provides investment management services to certain funds and separate accounts primarily in Canada;

Fiduciary Trust International Limited, a registered investment adviser under the Advisers Act and a registered foreign equivalent investment adviser in the United Kingdom (“U.K.”), provides investment management services to certain of our funds and separate accounts for institutional and private clients;

Franklin Advisers, Inc., a registered investment adviser under the Advisers Act, provides investment management services to certain of our funds, non-affiliated entities and institutional and separate accounts;

Franklin Advisory Services, LLC, a registered investment adviser under the Advisers Act, provides investment management services to certain of our funds and to certain non-affiliated entities;

Franklin Investment Advisory Services, LLC, a registered investment adviser under the Advisers Act, provides investment management services to fund clients;

Franklin Mutual Advisers, LLC, a registered investment adviser under the Advisers Act, provides investment management services to the Mutual Series funds and also to certain other funds;

Franklin Templeton Alternative Strategies, Inc., a registered investment adviser under the Advisers Act and a registered Commodity Pool Operator under the Commodity Exchange Act, provides investment management services to certain of our sponsored investment products with mandates in alternative investments;

Franklin Templeton Asset Management (India) Private Limited, an “Asset Management Company” approved by the Securities and Exchange Board of India, provides investment management services to certain of our funds in India;

Franklin Templeton Asset Management S.A., a registered foreign equivalent investment adviser in France, provides investment management services to certain of our funds;

Franklin Templeton Institutional, LLC (“FTI”), a registered investment adviser under the Advisers Act, provides investment management services to institutional clients;

Franklin Templeton Investment Management Limited, a registered foreign equivalent investment adviser in the U.K. and a registered investment adviser under the Advisers Act, provides investment management services to certain of our investment companies registered in foreign jurisdictions, including Europe, and separate accounts;

Franklin Templeton Investment Trust Management Co., Ltd., a registered foreign equivalent investment adviser in Korea, provides investment management services to equity and fixed income products in Korea;

Franklin Templeton Investments (Asia) Limited, a registered investment adviser under the Advisers Act and a foreign equivalent of an investment adviser in Hong Kong, provides investment management services to certain of our sponsored investment products in Hong Kong;

Franklin Templeton Investments Australia Limited, a registered foreign equivalent investment adviser in Australia, provides investment management services to institutional clients in Australia;

Franklin Templeton Investments Corp., a registered foreign equivalent investment adviser with many of the Canadian securities commissions, a mutual fund broker/dealer with the Ontario Securities Commission and Alberta Securities Commission and an investment adviser under the Advisers Act, provides investment management and related services to Canadian registered retail funds and investment management services to certain institutional and separate accounts;

Franklin Templeton Investments Japan Limited, a registered foreign equivalent investment adviser in Japan, provides investment management services to certain of our funds and separate accounts in Japan and manages Japan equity funds that are sold in other regions;

Franklin Templeton Portfolio Advisors, Inc., a registered investment adviser under the Advisers Act, provides investment management services to separate accounts and in connection with third party broker/dealer separately managed accounts or “wrap fee” programs;

Templeton Asset Management Ltd., a registered investment adviser under the Advisers Act and a registered foreign equivalent investment adviser in Singapore and Hong Kong, provides investment management services to certain Templeton “developing market” funds and portfolios, and investment management services to institutional and private accounts;

Templeton Global Advisors Limited, a registered investment adviser under the Advisers Act and a registered foreign equivalent investment adviser in The Bahamas, provides investment management services to certain of our funds and institutional and separate accounts; and

Templeton Investment Counsel, LLC (“TIC”), a registered investment adviser under the Advisers Act, provides investment management services to certain of our funds and to institutional and private accounts.

In the U.S., our subsidiaries conducting investment management services perform investment research and determine which securities the U.S.-registered open-end and closed-end funds will purchase, hold or sell under the supervision and oversight of the funds’ boards of trustees or directors. In addition, these subsidiaries take all steps necessary to implement such decisions, including selecting brokers and dealers, executing and settling trades in accordance with detailed criteria set forth in the management agreement for each fund, internal policies, and applicable law and practice. In addition, certain of our subsidiary companies provide similar investment management services to a number of non-U.S. open-end and closed-end investment companies, as well as other U.S. and non-U.S. separate and institutional accounts.

Generally, the funds themselves have no paid employees. Through our subsidiaries, including Franklin Templeton Companies, LLC and Franklin Templeton Services, LLC (“FTS”), we provide and pay the salaries of personnel who serve as officers of our U.S.-registered open-end and closed-end funds, including the administrative personnel as necessary to conduct such funds’ day-to-day business operations. FTS provides: office space, telephone, office equipment and supplies; trading desk facilities (unless these facilities are provided by another subsidiary); authorization of expenditures and approval of bills for payment; preparation of annual and semi-annual reports to fund shareholders, notices of dividends, capital gains distributions and tax credits, and other regulatory reports; the daily pricing of fund investment portfolios, including collecting quotations from pricing services; accounting services, including preparing and supervising publication of daily net asset value quotations, periodic earnings reports and other financial data; services to ensure compliance with securities regulations, including recordkeeping requirements; preparation and filing of tax reports; the maintenance of accounting systems and controls; and other administrative services. FTS is compensated in some cases under separate administration agreements with most of the funds on the basis of a percentage of assets under management. In other cases, FTS is compensated by our investment management subsidiary from the fees received from our funds and clients. The funds generally pay their own expenses such as external legal, custody and independent audit fees, United States Securities and Exchange Commission (“SEC”) and state registration fees and other related expenses. The funds also share in board and shareholder meeting costs and reporting costs.

Our investment management services include fundamental investment research and valuation analyses, including original economic, political, industry and company research, company visits and inspections, and the utilization of such sources as company public records and activities, management interviews, company prepared information, and other publicly available information, as well as analyses of suppliers, customers and competitors. In addition, research services provided by brokerage firms are used to support our findings.

Investment management services are provided pursuant to agreements in effect with each of our U.S.-registered open-end and closed-end funds. Comparable agreements are in effect with foreign-registered funds and separate and institutional accounts. In general, the investment management agreements for our U.S.-registered open-end and closed-end funds must be renewed each year (after an initial two year term), and must be specifically approved at least annually by a vote of each fund’s board of trustees or directors as a whole and separately by the trustees/directors that are not interested persons of such fund under the Investment Company Act of 1940, as amended (the “ '40 Act”), or by a vote of the holders of a majority of such fund’s outstanding voting securities. Foreign-registered funds and separate and institutional accounts have various termination rights, and review and renewal provisions that are not discussed in this report.

Under the majority of investment management agreements, the U.S.-registered open-end and closed-end funds pay us a fee payable monthly in arrears based upon a fund’s average daily net assets. Annual fee rates under the various global investment management agreements generally range from 0.15% to a maximum of 2.50% and are often reduced as net assets exceed various threshold levels.

We use a “master/feeder” fund structure in certain situations. This structure allows an investment adviser to manage a single portfolio of securities at the “master fund” level and have multiple “feeder funds” that invest all of their respective assets into the master fund. Individual and institutional shareholders invest in the “feeder funds” which can offer a variety of service and distribution options. A management fee is charged at the master fund level, and administrative and shareholder servicing fees are charged at the feeder fund level.

Each U.S. investment management agreement between certain of our subsidiary companies and each fund automatically terminates in the event of its “assignment”, as defined in the '40 Act. In addition, either party may terminate the agreement without penalty after written notice ranging from 30 to 60 days. If agreements representing a significant portion of our assets under management were terminated, it would have a material adverse impact on our Company. To date, none of our agreements with any of our retail funds have been involuntarily terminated.

Our investment management agreements permit us to serve as an adviser to more than one fund so long as our ability to render services to each of the funds is not impaired, and so long as purchases and sales of portfolio securities for various advised funds are made on an equitable basis.

Our management personnel and the fund directors or trustees regularly review the investment management services fee structures in light of fund performance, the level and range of services provided, industry conditions and other relevant factors. Investment management services fees are generally waived or voluntarily reduced when a new fund is established and then increased to contractual levels within an established timeline or as net asset values reach certain levels.

2.	Underwriting and Distribution

A significant portion of our revenues under the investment management and related services operating segment are generated from providing underwriting and distribution services. Franklin/Templeton Distributors, Inc. (“FTDI”), a wholly-owned subsidiary of the Company, acts as the principal underwriter and distributor of shares of most of our U.S.-registered open-end funds. Certain of our foreign subsidiaries, such as FTC Investor Services, Inc., provide underwriting and distribution services to our non-U.S.-registered funds in Canada. We earn underwriting and distribution fees primarily by distributing the funds pursuant to distribution agreements between FTDI and the funds. Under each distribution agreement, we offer and sell the fund’s shares on a continuous basis and pay certain costs associated with underwriting and distributing the funds, including the costs of developing and producing sales literature and printing of prospectuses, which may be then either partially or fully reimbursed by the funds.

Most of our U.S. and non-U.S.-registered retail funds are distributed with a multi-class share structure. We adopted this share structure to provide investors with greater sales charge alternatives for their investments. Class A shares represent a traditional fee structure whereby the investor pays a commission at the time of purchase unless minimum investment criteria are met. Class B shares, which are available in some of our non-U.S. funds, have no front-end sales charges, but instead have a declining schedule of sales charges (called contingent deferred sales charges) if the investor redeems within a number of years from the original purchase date. Effective March 1, 2005, U.S. funds that previously offered Class B shares ceased to offer Class B shares to new investors and existing shareholders desiring to make additional purchases. Existing Class B shareholders are permitted to exchange shares into Class B shares of different funds and to continue to reinvest dividends in additional Class B shares. Class C shares have no front-end sales charges, but do have a back-end sales charge for redemptions within 12 months from the date of purchase. Class R shares are available for purchase by certain retirement, college savings and health savings plan accounts in the U.S. only.

Globally, we offer Advisor Class shares in many of our funds, and in the U.S. we offer Z Class shares in the Mutual Series funds on a limited basis, both of which have no sales charges. Franklin Global Trust offers seven series of funds, managed by FII, which are sold with no sales charge to high net-worth or institutional clients of Fiduciary Trust. The Advisor and Z Class shares are available to our current and former officers, trustees, directors and full-time employees and are also offered to institutions and investment management clients (both affiliated and unaffiliated), as well as individuals generally investing $5 million or more. In the U.S., we also sell money market funds to investors without a sales charge. Under the terms and conditions described in the prospectuses or the statements of additional information for some funds, certain investors can purchase shares at net asset value or at reduced sales charges. In addition, investors may generally exchange their shares of a fund at net asset value for shares within the same class of another fund without having to pay additional sales charges.

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

The following table summarizes the sales charges and distribution and service fee structure that generally apply to various share classes of our U.S.-registered retail funds; however, there are exceptions to this schedule for some funds.

Sales Charges and Distribution and Service Fees for Most U.S.-Registered Retail Funds

U.S. Retail Funds	Class A Shares	Class B Shares (c)	Class C Shares (d)	Class R Shares
Maximum Sales Charge at Time of Investment
Equity	5.75%(a)	None.	None.	None.
Fixed-income	4.25%(a)	None.	None.	None.

Contingent Deferred Sales Charge	None.(b)	4% maximum declining to zero after 6 years of each investment.	1% if share-holder sells shares within 12 months of investment.	1% if share- holder sells shares within 18 months of investment.
Maximum Yearly 12b-1 Plan Fees
Equity	0.35%	1.00%	1.00%	0.50%
Fixed-income
Taxable	0.25%	0.65%	0.65%	0.50%
Tax-free	0.10%	0.65%	0.65%	None.

Types of Investors That May Purchase This Share Class	Any.	See Note(c) below.	Any.	See Note(f) below.

U.S. Retail Funds	Advisor Class Shares	Z Class Shares (e)
Sales Charge at Time of Investment	None.	None.
Equity
Fixed-income

Contingent Deferred Sales Charge	None.	None.

Maximum Yearly 12b-1 Plan Fees	None.	None.
Types of Investors That May Generally Purchase This Share Class	Current and former officers, trustees, directors and full-time employees of Franklin Templeton Investments; institutional clients, investment management clients, individuals investing $5 million or more in our funds.	Current and former officers, trustees, directors and full-time employees of Franklin Templeton Investments; institutional clients, investment management clients, individuals investing $5 million or more in our funds.

(a)	Reductions in the maximum sales charges may be available depending upon the amount invested and the type of investor. In some cases noted in each fund’s prospectus or statement of additional information, certain investors may invest in Class A shares at net asset value (with no load). In connection with certain of these no-load purchases, FTDI may make a payment out of its own resources to a broker/dealer involved with that sale.
(b)	For net asset value purchases over $1 million, a contingent deferred sales charge of 1.00% may apply to shares redeemed within 18 months.
(c)	Class B shares convert to Class A shares after eight years of ownership. Class B shares are no longer offered to new investors and existing Class B shareholders desiring to make additional purchases.
(d)	FTDI pays a 1.00% broker/dealer commission to broker/dealers of record of Class C shares. FTDI recovers a portion of the amount it pays to broker/dealers by retaining certain 12b-1 fees assessed during the first 12 months and from collecting contingent deferred sales charges on any redemptions made within 12 months of the time of sale.

(e)	When the Company entered into investment management contracts for the Mutual Series funds, the outstanding shares of Mutual Series funds were reclassified as Z Class shares on October 31, 1996. Current shareholders who held shares of any Mutual Series funds on October 31, 1996 may continue to purchase Z Class shares of any Mutual Series fund. Z Class shareholders may exchange into Class A shares of other funds at net asset value, which are subject to 12b-1 fees. FTDI may make a payment out of its own resources to a broker/dealer involved in selling Z Class shares.
(f)	The types of investors that may purchase Class R shares include employer sponsored retirement plans, any trust or plan established as part of a qualified tuition program under Section 529 of the Internal Revenue Code of 1986, as amended, and Health Reimbursement Accounts and Health Savings Accounts, either as a direct investment or as a separate or managed account. FTDI pays a 1.00% broker/dealer commission to broker/dealers of record of Class R shares. FTDI recovers a portion of the amount it pays to broker/dealers by retaining certain 12b-1 fees assessed during the first 12 months.

Our non-U.S.-registered funds, including the Tax Class shares offered in Canada, have various sales charges and fee structures that are not discussed in this report.

The distribution agreements with the U.S.-registered funds generally provide for FTDI to pay commission expenses for sales of fund shares to broker/dealers. These broker/dealers receive various sales commissions and other fees from FTDI, including fees from the investors in the funds and the funds themselves, for services in matching investors with funds whose investment objectives match such investors’ goals and risk profiles. Broker/dealers may also receive fees for their assistance in explaining the operations of the funds, in servicing the investor’s account, reporting and various other distribution services. Fund shares are sold primarily through a large network of independent intermediaries, including broker/dealers, banks and other similar financial advisers. We are heavily dependent upon these distribution channels and business relationships. FTDI may make payments to certain broker/dealers who provide marketing support services, which may include business planning assistance, advertising, educating broker/dealer personnel about the funds and shareholder financial planning needs, placement on the broker/dealer’s list of offered funds, and access to sales meetings, sales representatives and management representatives of the broker/dealer. There is increasing competition for access to these channels, which has caused our distribution costs to rise and could cause further increases in the future as competition continues and service expectations increase. As of September 30, 2005, over 3,400 local, regional, and national securities brokerage firms offered shares of the U.S.-registered funds for sale to the investing public. In the U.S., we have approximately 92 general wholesalers together with other wholesalers working with Franklin Templeton Portfolio Advisors, Inc. and retirement plans who interface with the broker/dealer community.

Most of the U.S.-registered funds, with the exception of certain of our money market funds, have adopted distribution plans (the “Plans”) under Rule 12b-1 promulgated under the '40 Act (“Rule 12b-1”). The Plans are established for an initial term of one year and, thereafter, must be approved annually by the particular fund’s board of directors or trustees and by a majority of its directors or trustees who are not interested persons of the fund under the '40 Act (the “disinterested fund directors/trustees”). All of these Plans are subject to termination at any time by a majority vote of the disinterested fund directors/trustees or by the particular fund shareholders. Fees from the Plans are paid primarily to third-party broker/dealers who provide services to the shareholder accounts, and engage in distribution activities. The Plans permit the funds to bear certain expenses relating to the distribution of their shares, such as expenses for marketing, advertising, printing and sales promotion. FTDI may also receive reimbursement from the funds for various expenses that FTDI incurs in distributing the funds, such as marketing, advertising, printing and sales promotion subject to the Plans’ limitations on amounts. Each fund has a percentage limit for these types of expenses based on average daily net assets under management.

Similar arrangements exist with the distribution of our global funds and in all cases the distributor of the funds in the local market arranges for and pays commissions.

Class C shares are generally more costly to us in the year of sale, but they allow us to be competitive by increasing our presence in various distribution channels. Historically, we have arranged to finance Class B and certain Class C share deferred commissions arising from our U.S., Canadian and European operations through Lightning Finance Company Limited, a company in which we have a 49% ownership interest. The repayment of the financing advances is limited to the cash flows generated by the Plans and by any contingent deferred sales charges collected in connection with early redemptions. Again, in the U.S., Class B shares are no longer offered to new investors and existing Class B shareholders desiring to make additional purchases.

The sales commissions and payments below, payable to qualifying broker/dealers, generally apply to our U.S.-registered retail funds; however, there are exceptions to this schedule for some funds.

Sales Commissions and Other Payments Paid to Qualifying Broker/Dealers and Other Intermediaries for Most U.S.-Registered Retail Funds

U.S. Retail Funds	Class A Shares		Class C Shares		Class R Shares (d)
Maximum Broker/Dealer Commission at Time of Investment
Equity	5.00%		1.00%		1.00%
Fixed-income	4.00%		1.00%		1.00%

Maximum Yearly 12b-1 Plan Fees
Equity	0.25	%(a)	1.00	%(b)	0.35%
Fixed-income					0.35%
Taxable	0.25	%(a)	0.65	%(c)
Tax-free	0.10%		0.65	%(c)

(a)	The fees referenced above generally apply; however, there are certain individual funds that may apply a different fee structure, including certain equity funds whose 12b-1 fees are 0.35% and certain taxable fixed-income funds whose 12b-1 fees are 0.15%.
(b)	FTDI retains a fee equal to 0.75% and pays 0.25% to the broker/dealer on the average assets in the account for the first 12 months following the sale, after which the full 12b-1 fee is paid to the broker/dealer.
(c)	FTDI retains a fee equal to 0.50% and pays 0.15% to the broker/dealer on the assets in the account for the first 12 months following the sale, after which the full 12b-1 fee is paid to the broker/dealer.
(d)	With respect to Class R shares, broker/dealers may be eligible to receive a 12b-1 fee of 0.35% starting in the 13th month. During the first 12 months, the full 12b-1 fee will be paid to FTDI to partially offset commission paid at the time of purchase. Starting in the 13th month, FTDI will receive 0.15%. Broker/dealers may be eligible to receive the full 0.50% 12b-1 fee starting at the time of purchase if they forego the prepaid commission of 1%.

The three classes of our insurance product funds also have adopted a distribution plan under Rule 12b-1. Class 2 and Class 3 allow the fund to pay FTDI, the fund’s underwriter, the insurance company, or others, for distribution, including servicing; Class 3 shares, which are offered by three of the insurance funds, may also assess a 1.00% redemption fee when contract owners redeem units of interest from an insurance company sub-account held for less than 60 days. The Rule 12b-1 distribution fees are generally assessed quarterly at the current annual rate of 0.25% of the average daily new assets of the class.

Our foreign subsidiaries that provide underwriting and distribution services for our non-U.S.-registered funds pay various sales commissions and other payments to qualifying broker/dealers and other intermediaries that are not discussed in this report.

FTDI and/or its affiliates may make the following additional payments out of its own assets to securities broker/dealers that sell shares of our funds:

Marketing support payments. FTDI may make payments to certain broker/dealers who are holders or dealers of record for accounts in one or more of our funds. A broker/dealer’s marketing support services may include business planning assistance, advertising, educating broker/dealer personnel about our funds and shareholder financial planning needs, placement on the broker/dealer’s list of offered funds, and access to sales meetings, sales representatives and management representatives of the broker/dealer. FTDI compensates broker/dealers differently depending upon, among other factors, sales and assets levels, redemption rates and the level and/or type of marketing and educational activities provided by the broker/dealer. Except as described below, in the case of any one broker/dealer, marketing support payments will not exceed the sum of 0.10% of that broker/dealer’s current year’s total sales of our funds and 0.05% (or 0.03%) of the total assets, respectively, of equity or fixed income funds attributable to that broker/dealer, on an annual basis. The statement of additional information for each fund provides a list of broker/dealers that receive such marketing support payments. Marketing support payments made to organizations located outside the U.S., with respect to investments in a fund by non-U.S. persons, may exceed the above-stated limitations.

Transaction support payments. FTDI may pay ticket charges of up to $20 per purchase or exchange order placed by a broker/dealer or one time payments for ancillary services such as setting up funds on a broker/dealer’s fund trading system.

Other payments. From time to time, FTDI, at its expense, may provide additional compensation to broker/dealers that sell or arrange for the sale of shares of the funds. Such compensation may include financial assistance to broker/dealers that enable FTDI to participate in and/or present at conferences or seminars, sales or training programs for invited registered representatives and other employees, client and investor events and other broker/dealer-sponsored events. These payments may vary depending upon the nature of the event.

FTDI routinely sponsors due diligence meetings for registered representatives during which they receive updates on various funds and are afforded the opportunity to speak with portfolio managers. To the extent permitted by their firm’s policies and procedures, registered representatives’ expenses in attending these meetings may be covered by FTDI.

Other compensation may be offered to the extent not prohibited by state laws or any self-regulatory agency, such as the National Association of Securities Dealers, Inc. (the “NASD”). FTDI makes payments for events it deems appropriate, subject to FTDI’s guidelines and applicable law.

3.	Shareholder and Transfer Agency Services

Our subsidiary, Franklin Templeton Investor Services, LLC (“FTIS”), provides shareholder record keeping services and acts as transfer agent and dividend-paying agent for the U.S.-registered open-end funds. FTIS is registered with the SEC as a transfer agent under the Securities Exchange Act of 1934, as amended. FTIS is compensated under an agreement with each fund on the basis of an annual per account fee, which varies with the fund and the type of services being provided, and is reimbursed for out-of-pocket expenses. In addition, certain funds compensate FTIS based on assets under management. Other subsidiaries provide the same services to the funds offered for sale in Canada, Europe, Asia and other non-U.S. regions under similar fee arrangements.

FTIS may also pay servicing fees, that will be reimbursed by the funds, in varying amounts to certain financial institutions (primarily to help offset costs associated with client account maintenance support, statement preparation and transaction processing) that: (i) maintain omnibus accounts with the fund in the institution’s name on behalf of numerous beneficial owners of fund shares; or (ii) provide support for fund shareholder accounts by sharing account data with FTIS through the National Securities Clearing Corporation (the “NSCC”) networking system. FTIS will also receive a fee from the funds for services provided in support of beneficial owners and NSCC networking system accounts.

C.	High Net-Worth Management

Through our subsidiary, Fiduciary Trust (including its trust company subsidiaries), and our Canadian high net-worth business unit, FTCC, we provide investment management services and offer sponsored investment products to high net-worth individuals and families. At Fiduciary Trust, these services focus on managing family wealth from generation to generation through a full service package including wealth management, estate planning, private funds, private banking, and custody services. Our high net-worth client business seeks to maintain relationships that span generations and help families plan the best method of intergenerational wealth transfer.

Individual client assets are held in accounts separately managed by individual portfolio managers. These portfolio managers determine asset allocation and stock selection for client accounts, taking into consideration each client’s specific long-term objectives while utilizing our macroeconomic and individual stock research.

We offer clients personalized attention and estate planning expertise in an integrated package of services known as Family Resource Management® (“FRM”). Services under FRM provide clients with an integrated strategy to optimize wealth accumulation and maximize after-tax wealth transfer to the next generation. These services include advice concerning strategic planning and asset allocation, management, and custody and reporting.

D.	Institutional Management

We provide a broad array of investment management services to institutional clients, focusing on foundations, endowment funds and government and corporate pension funds. Our subsidiaries offer a wide range of both domestic and international equity, fixed-income and specialty strategies through a variety of investment vehicles, including separate and commingled accounts and open-ended domestic and offshore funds.

We operate our institutional business under the trade name “Franklin Templeton Institutional”. Through various legal entities, including FTI in the U.S., we distribute and market globally the different investment management capabilities of our various investment management subsidiaries under the Franklin, Templeton, Bissett, Fiduciary Trust and Darby Overseas brand names. We primarily attract new institutional business through our strong relationships with pension and management consultants, and through additional mandates from our existing client relationships.

The Retirement Group, a division of FTDI, works closely with sponsors of defined contribution plans, including 401(k) plans, bundled defined contribution plans, variable annuity products and individual retirement accounts. This business unit allows us to focus on expanding sales of our asset management capabilities to the U.S. retirement industry by offering a number of investment options, including sub-advised portfolios, funds, education savings plans and variable insurance trusts.

E.	Managed Accounts

Through our subsidiary, Franklin Templeton Portfolio Advisors, Inc., a registered investment adviser doing business as Franklin Portfolio Advisors and Templeton Portfolio Advisors, we provide investment management services through third party broker/dealer “wrap fee” programs. Our subsidiary, Templeton/Franklin Investment Services, Inc., also serves as a direct marketing broker/dealer for institutional investors for certain of our funds. Through our various subsidiaries, we also market and distribute our sponsored investment products to individually managed and separate accounts.

F.	Trust and Custody

Through various trust company subsidiaries, including Fiduciary Trust, we offer a wide range of investment management and related services, including trust services, custody and administration, estate planning, tax planning, and private banking to high net-worth individuals, families and institutional clients in the U.S. and abroad. In addition, we also offer our clients a series of other services, including foreign exchange, performance measurement, securities lending and brokerage services. We provide planned giving administration and related custody services for non-profit organizations, including pooled income funds, charitable remainder trusts, charitable lead trusts and gift annuities, for which we may or may not act as trustee.

Our other subsidiaries involved in the trust business, either as trust companies or companies investing in trust companies, include Fiduciary Investment Corporation, which is incorporated under New York State Banking Law and serves as an indirect holding company for many of our trust company subsidiaries; FTCC, a trust company incorporated under the Trust and Loan Companies Act in Canada; Fiduciary Trust International of the South, a Florida state-chartered limited purpose trust company; Fiduciary Trust International of California, a California state-chartered limited purpose trust company; Fiduciary Trust International of Delaware, a Delaware state-chartered limited purpose trust company; FTCI (Cayman) Ltd., an offshore trust company holding an unrestricted trust license in the Cayman Islands; Franklin Templeton Fiduciary Bank & Trust Ltd. (“FTFB&T”), a licensed bank and trust company in The Bahamas; and Franklin Templeton Bank & Trust, F.S.B. (“FTB&T”). All of the trust companies referenced above have full trust powers. FTB&T, among other functions, exercises full trust powers and serves primarily as custodian of Individual Retirement Accounts (“IRA”) and business retirement plans.

G.	Alternative Investment Products

Darby Overseas is primarily engaged in sponsoring and managing investment funds that invest in private equity and mezzanine lending transactions in emerging markets in Latin America, Central/Eastern Europe and Asia. Darby Overseas offers these investment funds through private placements to institutional and select high net-worth individual investors. Darby Overseas also provides investment management services to investment funds that invest in emerging markets fixed income securities on a global basis, including privately offered funds and one fund that is listed on the Luxembourg Stock Exchange.

H.	Summary of Our Sponsored Investment Products

Our sponsored investment products are offered to retail, institutional, high net-worth and separate account clients, which include individual investors, qualified groups, trustees, tax-deferred (such as IRAs in the U.S. and retirement saving plans, or RSPs, in Canada) or money purchase plans, employee benefit and profit sharing plans, trust companies, bank trust departments and institutional investors in approximately 152 countries.

1.	Investment Objectives

The sponsored investment products that we offer accommodate a variety of investment goals, spanning the spectrum of our clients’ risk tolerance – from capital appreciation with our more growth-oriented products to capital preservation with our fixed-income offerings. In seeking to achieve such objectives, each portfolio emphasizes different strategies and invests in different types of securities.

Our equity investment products include some that are considered value-oriented, others that are considered growth-oriented, and some that use a combination of growth and value characteristics, generally identified as blend or core products. Value investing focuses on identifying companies that our research analysts and portfolio managers believe are undervalued based on a number of different factors, usually put in the context of historical ratios such as price-to-earnings or price-to-book value; however, we also consider the future earnings potential of each individual company on a multi-year basis. Our growth portfolios maintain a philosophy of identifying future drivers of growth that are not reflected in a company’s current stock price by the determination of our research analysts and portfolio managers. Paramount to all of our different equity products is the incorporation of independent, fundamental research through our own in-house investment professionals. Our approach across the variety of equity products emphasizes bottom-up stock selection within a disciplined portfolio construction process, and is complimented with our ongoing assessment of risk at both the security and portfolio levels.

Portfolios seeking income generally focus on one or more of the following securities: taxable and tax-exempt money market instruments; tax-exempt municipal bonds; global fixed-income securities; and fixed-income debt securities of corporations and of the U.S. government and its sponsored agencies and instrumentalities, such as the Government National Mortgage Association, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, or of the various states in the U.S. Still others focus on investments in particular countries and regions, such as emerging markets.

2.	Types of Sponsored Investment Products

As of September 30, 2005 we had $453.1 billion in assets under management. Our U.S.-registered open-end funds (excluding our insurance products trust) accounted for $251.9 billion of our assets under management. As of September 30, 2005, the net assets under management of our five largest funds were Franklin Income Fund ($38.8 billion), Templeton Growth Fund ($26.6 billion), Templeton Foreign Fund ($19.9 billion), Mutual Shares Fund ($14.8 billion) and Franklin California Tax-Free Income Fund ($13.4 billion). These five funds represented, in the aggregate, 25.1% of all sponsored investment product assets under management.

Franklin Templeton Variable Insurance Products, our insurance products trust, offers 23 funds to U.S. investors, with assets of $23.5 billion as of September 30, 2005. Our insurance products funds are available as investment options through variable insurance contracts. Most of these funds have been fashioned after some of our more popular U.S. retail funds offered to the general public and are managed, in most cases, by the same investment advisor.

We also provide investment management and related services to a number of closed-end investment companies whose shares are traded on various major U.S. stock exchanges. Our U.S. closed-end and interval funds accounted for $4.3 billion of our assets under management. On a company-wide basis, institutional, separate and high net-worth accounts accounted for $91.9 billion of assets under management.

In addition, $68.2 billion of our assets under management were held in open-end and closed-end funds and other accounts that are sold outside of the U.S., and whose investment objectives vary, but are primarily international and global equity-oriented. We provide investment management, marketing and distribution services to SICAV (Société d’Investissement à Capital Variable) funds and umbrella unit trusts organized in Luxembourg and Ireland, respectively, which are distributed in non-U.S. market places, as well as to locally organized funds in various countries outside the U.S.

Our sponsored investment products include portfolios managed for some of the world’s largest corporations, endowments, charitable foundations, pension funds, wealthy individuals and other institutions. We use various investment techniques to focus on specific client objectives for these specialized portfolios.

The following table shows the various types of our U.S.-registered open-end funds and dedicated insurance product funds as of September 30, 2005, and is categorized using the investment classifications set forth below:

U.S.-REGISTERED OPEN-END FUNDS (a)

CATEGORY (and approximate amount of assets under management, as of September 30, 2005) In Billions	INVESTMENT CLASSIFICATIONS	NO. OF MUTUAL FUNDS	NO. OF INSURANCE PRODUCT FUNDS

I. EQUITY FUNDS ($157.6)

A. Capital Appreciation Funds ($29.7)	Seeks capital appreciation; dividends are not a primary consideration.

1. Aggressive Growth Funds	Invests primarily in common stocks of small, growth companies.	6	2

2. Growth Funds	Invests primarily in common stocks of well-established companies.	15	2

3. Sector Funds	Invests primarily in companies in related fields.	8	2

B. World Equity Funds ($87.4)	Invests primarily in stocks of non-U.S. companies.

1. Emerging Market Funds	Invests primarily in companies based in developing regions of the world.	2	1

2. Global Equity Funds	Invests primarily in equity securities traded worldwide, including those of U.S. companies.	10	2

3. International Equity Funds	Invests primarily in equity securities of companies located outside the U.S.	7	1

4. Regional Equity Funds	Invests in companies based in a specific part of the world.	3	0

C. Total Return Funds ($40.5)	Seeks a combination of current income and capital appreciation.

1. Growth and Income Funds	Invests primarily in common stocks of established companies with the potential for growth and a consistent record of dividend payments.	9	4

2. Income Equity Funds	Invests primarily in equity securities of companies with good dividend-paying records.	2	0

II. HYBRID FUNDS ($42.9)	Invests in a mix of equities, fixed-income securities, and derivative instruments.

A. Asset Allocation Funds ($0.8)	Invests in various asset classes including, but not limited to, equities, fixed-income securities, and money market instruments.	14	1

(a)	This table excludes separately managed accounts, trust and partnership accounts, and closed-end funds. A significant number of institutional assets are invested in U.S.-based, open-end funds and are disclosed in the table.

CATEGORY (and approximate amount of assets under management, as of September 30, 2005) In Billions	INVESTMENT CLASSIFICATIONS	NO. OF MUTUAL FUNDS	NO. OF INSURANCE PRODUCT FUNDS

B. Income-Mixed Funds ($42.1)	Invests in a variety of income-producing securities, including equities and fixed-income instruments.	6	1

III. TAXABLE BOND FUNDS ($19.5)

A. High Yield Funds ($3.1)	Invests two-thirds or more of their portfolios in lower-rated U.S. corporate bonds (Baa or lower by Moody’s and BBB or lower by Standard & Poor’s rating services).	2	1

B. World Bond Funds ($3.0)	Invests in debt securities offered by foreign companies and governments.

1. Global Bond Funds: General	Invests in debt securities worldwide with no stated average maturity or an average maturity of five years or more.	1	2

2. Global Bond Funds: Short Term	Invests in debt securities worldwide with an average maturity of one to five years.	1	0

3. Other World Bond Funds	Invests in international bond and emerging market debt securities, such as foreign government and corporate debt instruments.	0	0

C. Government Bond Funds ($9.1)	Invests in U.S. government bonds of varying maturities.

1. Government Bond Funds: Intermediate Term	Invests two-thirds or more of their portfolios in U.S. government securities with an average maturity of five to ten years.	0	1

2. Government Bond Funds: Short Term	Invests two-thirds or more of their portfolios in U.S. government securities with an average maturity of one to five years.	1	0

3. Mortgage-Backed Funds	Invests two-thirds or more of their portfolios in pooled mortgage-backed securities.	4	0

D. Strategic Income Funds ($2.0)	Invests in a combination of U.S. fixed-income securities.	3	2

E. Corporate Bond Funds ($2.3)	Seeks current income by investing in high-quality debt securities issued by U.S. corporations.

1. Corporate Bond Funds: Short Term	Invests two-thirds or more of their portfolios in U.S. corporate bonds with an average maturity of one to five years.	2	0

CATEGORY (and approximate amount of assets under management, as of September 30, 2005) In Billions	INVESTMENT CLASSIFICATIONS	NO. OF MUTUAL FUNDS	NO. OF INSURANCE PRODUCT FUNDS

IV. TAX-FREE BOND FUNDS ($51.1)

A. State Municipal Bond Funds ($35.6)	Invests primarily in municipal bonds issued by a particular state.

1. State Municipal Bond Funds: General	Invests primarily in single-state municipal bonds with an average maturity of greater than five years or no specific stated maturity. The income from these funds is largely exempt from federal as well as state income tax for residents of the state.	29	0

2. State Municipal Bond Funds: Short Term	Invests primarily in single-state municipal bonds with an average maturity of one to five years. The income from these funds is largely exempt from federal as well as state income tax for residents of the state.	2	0

B. National Municipal Bond Funds ($15.5)	Invests primarily in bonds of various municipal issuers in the United States.

1. National Municipal Bond Funds: General	Invests primarily in municipal bonds with an average maturity of more than five years or no specific stated maturity.	4	0

2. National Municipal Bond Funds: Short Term	Invests primarily in municipal bonds with an average maturity of one to five years.	1	0

V. MONEY MARKET FUNDS ($4.3)

A. Taxable Money Market Funds ($3.4)	Invests in short-term, high-grade money market securities with average maturities of 90 days of less.

1. Taxable Money Market Funds: Government	Invests primarily in U.S. Treasury obligations and other financial instruments issued or guaranteed by the U.S. government, its agencies, or its instrumentalities.	1	0

2. Taxable Money Market Funds: Non-Government	Invests primarily in a variety of money market instruments, including certificates of deposit from larger banks, commercial paper, and bankers’ acceptances.	6	1

B. Tax-Exempt Money Market Funds ($0.9)	Invests in short-term municipal securities and must have average maturities of 90 days or less.

1. National Tax-Exempt Money Market Funds	Invests in short-term securities of various U.S. municipal issuers.	1	0

CATEGORY (and approximate amount of assets under management, as of September 30, 2005) In Billions	INVESTMENT CLASSIFICATIONS	NO. OF MUTUAL FUNDS	NO. OF INSURANCE PRODUCT FUNDS

2. State Tax-Exempt Money Market Funds	Invests primarily in short-term securities of municipal issuers in a single state to achieve tax-free income for residents of the state.	2	0

The following table sets forth the types of our non-U.S. open-end funds as of September 30, 2005 and is categorized by investment classifications and sales region.

NON-U.S. OPEN-END FUNDS (a)

CATEGORY (and approximate amount of assets under management, as of September 30, 2005) In Billions	INVESTMENT CLASSIFICATIONS	NO. OF MUTUAL FUNDS BY SALES REGION

I. EQUITY FUNDS ($43.0)

A. Global/International Equity ($40.7)	Invests in securities of companies traded world-wide, including foreign and U.S. companies.	Asia Pacific: Canada: U.K./Europe:	34 21 31

B. Domestic (U.S.) Equity ($2.3)	Invests in equity securities of U.S. companies.	Asia Pacific: Canada: U.K./Europe:	1 6 11

II. FIXED-INCOME FUNDS ($17.5)

A. Global/International Fixed- Income ($8.2)	Invests world-wide in debt securities offered by foreign companies and governments. These funds may invest assets in debt securities offered by companies located in the U.S.	Asia Pacific: Canada: U.K./Europe:	30 4 8

B. Domestic Fixed-Income ($9.3)	Invests in debt securities offered by U.S. companies and the U.S. government and/or municipalities located in the U.S.	Asia Pacific: Canada: U.K./Europe:	2 2 2

III. HYBRID FUNDS ($2.9)	Invests in a mix of global equity, fixed-income securities and derivative instruments.	Asia Pacific: Canada: U.K./Europe:	19 5 6

IV. TAXABLE MONEY FUNDS ($1.6)	Invests in securities issued or guaranteed by domestic or global governments or agencies.	Asia Pacific: Canada: U.K./Europe:	4 3 2

(a)	Does not include the Franklin Templeton Global Fund, the Fiduciary Emerging Markets Bond Fund plc, and fund-of-funds. For purposes of this table, we consider the sales region to be where a fund is based and primarily sold and not necessarily the region where a particular fund is invested. Many funds are also distributed across different sales regions (e.g., SICAV funds are based, primarily sold in, and therefore considered to be within the U.K./Europe sales region, although also distributed in the Asia Pacific sales region), but are only designated a single sales region in the table.

3.	Fund Introductions, Mergers and Liquidations

In an effort to address changing market conditions and evolving investor needs, we periodically introduce new funds, merge existing funds or liquidate existing funds. During the fiscal year ended

September 30, 2005 (“fiscal year 2005”), we added and introduced a number of funds both within the U.S., Canada and other non-U.S. regions.

In the U.S., an emphasis on product line optimization was a key focus during the fiscal year. We added two new funds, the Franklin Real Return and Franklin Low Duration Total Return Funds, which offer clients investment strategies that are sensitive to inflation and interest rates. We also added the Templeton Income Fund to provide yield and growth potential in a global portfolio. We further expanded our U.S. product line by adding four new open-end funds. We also expanded our insurance product fund offering by adding two new core equity funds.

In Canada, we introduced the Bissett Income Trust Fund, which offers income trust products to the Canadian investment marketplace. We also expanded the mandate of the Templeton China Tax Class to include the ability to invest in Brazil, Russia and India. The new Templeton BRIC Tax Class fund bundles together the investment opportunities offered by Brazil, Russia, India and China in one fund. In response to the elimination of the foreign content restrictions for registered plans, we also wound up our RSP funds, which were retirement savings plan funds.

In other non-U.S. regions, we strategically launched new core funds and investment products that address the unique needs of local markets. In Europe, we continued to expand our local product offering through the introduction of two new SICAV funds to meet the growing demand for income-oriented products. In the U.K., we continued to expand our product range, launching institutional share classes on two of our funds. In India, three new sub-funds were introduced to provide investors with choices in their asset allocations. We also launched the Franklin India Flexi Cap Fund, which invests in Indian stocks across the entire market capitalization range. In Hong Kong, five new local funds were introduced, including one fund advised by our local investment team in Japan. In other country specific markets, including Australia, Korea, and Singapore, we initiated new products to support these expanding businesses.

During fiscal year 2005, the following fund mergers and liquidations, among others, occurred: two U.S.-registered closed-end funds merged into U.S.-registered open-end funds; one U.S.-registered open-end fund was merged into another U.S.-registered open-end fund; six “529” portfolios were merged together; three non-U.S.-registered open-end funds were merged into other non-U.S.-registered open-end funds; and 27 non-U.S.-registered open-end funds were liquidated. In India, three sub-funds were merged into three other sub-funds with similar allocation models while one sub-fund matured and two sub-funds were liquidated.

II.	Banking/Finance

Our secondary business segment is banking/finance, which offers select retail-banking and consumer lending services.

Our subsidiary, Fiduciary Trust, is a New York state chartered bank and provides private banking services primarily to high net-worth clients who maintain trust, custody and/or management accounts with Fiduciary Trust. Fiduciary Trust’s private banking and credit products include, among others, loans secured by marketable securities, foreign exchange services, deposit accounts and other banking services. Fiduciary Trust also offers investment management, custody and related services to institutional accounts and high net-worth individuals and families.

Franklin Capital Corporation (“FCC”) is a subsidiary of the Company, which engages primarily in the purchase, securitization and servicing of retail installment sales contracts (“automobile contracts”) originated by independent automobile dealerships. FCC is incorporated and headquartered in Utah and conducts its business primarily in the Western region of the U.S. As of September 30, 2005, FCC’s total assets included $319.0 million of outstanding automobile contracts. During fiscal year 2005, FCC securitized approximately $230.6 million of automobile contract receivables for which it maintains servicing rights. As of September 30, 2005, FCC serviced $577.7 million of receivables that have been securitized to date. See Note 7 in the Notes to Consolidated Financial Statements.

Our securitized automobile contracts business is subject to marketplace fluctuation and competes with businesses with significantly larger portfolios. Auto loan portfolio losses can be influenced significantly by trends in the economy and credit markets, which reduce borrowers’ ability to repay loans. A more detailed analysis of loan losses and delinquency rates in our consumer lending and dealer auto loan business is contained in Note 6 in the Notes to Consolidated Financial Statements. See also “Risk Factors” below.

Our subsidiary FTB&T, with total assets of $154.1 million, as of September 30, 2005, provides deposit accounts insured by the Federal Deposit Insurance Corporation (the “FDIC”) and general consumer loan products such as credit card loans, unsecured loans, loans secured by marketable securities, mortgage loans, debit card products and auto loans. FTB&T (formerly known as Franklin Bank) became chartered as a federal savings bank on May 1, 2000 when the Office of Thrift Supervision (the “OTS”) approved FTB&T’s application to convert from a California state banking charter to a federal thrift charter. Immediately following the conversion of FTB&T’s state charter to a federal thrift charter, Franklin Templeton Trust Company, a California chartered trust company, was merged into FTB&T and continues to perform its prior activities as a division of FTB&T.

Our other banking subsidiaries include, among others, FTCI (Cayman) Ltd., a licensed bank and trust company in the Cayman Islands, and FTFB&T, a licensed bank and trust company in The Bahamas.

FINANCIAL INFORMATION ABOUT SEGMENTS AND GEOGRAPHIC AREAS

Certain financial information by business segment and geographic area is contained in Note 18 in the Notes to Consolidated Financial Statements (in Item 8 of Part II of this Form 10-K), which is incorporated herein by reference.

REGULATORY CONSIDERATIONS

Virtually all aspects of our business, including those conducted through our various subsidiaries, are subject to various federal, state, and foreign regulation and supervision. Domestically, we are subject to regulation and supervision by, among others, the SEC, the NASD, the Federal Reserve Board (the “FRB”), the FDIC, the OTS and the New York State Banking Department (“NYSBD”). Globally, we are subject to regulation and supervision by, among others, the Office of the Superintendent of Financial Institutions as well as provincial regulators of financial services and securities and the Mutual Fund Dealers Association in Canada, the Monetary Authority of Singapore, the Financial Services Authority in the U.K., the Financial Regulator of Ireland, Commission de Surveillance du Secteur Financier in Luxembourg, the Federal Financial Supervisory Authority in Germany, the Securities and Futures Commission of Hong Kong, the Korean Ministry of Finance and Economy, the Financial Supervisory Commission and the Financial Supervisory Services in Korea, the Securities and Exchange Board of India, the China Securities Regulatory Commission, the Taiwan Securities and Futures Bureau, the Ministry of Finance, and the Commerce Department, Ministry of Economic Affairs in Taiwan, the Financial Services Agency in Japan and the Australian Securities and Investment Commission in Australia. The Advisers Act imposes numerous obligations on our subsidiaries, which are registered in the United States as investment advisers, including record keeping, operating and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. The ‘40 Act imposes similar obligations on the investment companies that are advised by our subsidiaries. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act and the ‘40 Act, ranging from fines and censure to termination of an investment adviser’s registration.

The Company and many of the investment companies advised by our various subsidiaries are subject to the federal and state laws, including those affecting corporate governance, including the Sarbanes-Oxley Act of 2002 and rules adopted by the SEC. As a NYSE and PCX listed company, we are also subject to the rules of the NYSE and PCX, including their respective corporate governance standards. The federal securities laws have also been augmented by other measures, including the USA Patriot Act of 2001.

Since 1993, the NASD Conduct Rules have limited the amount of aggregate sales charges which may be paid in connection with the purchase and holding of investment company shares sold through broker/dealers. The effect of the rule is to limit the amount of fees that could be paid pursuant to a fund’s Rule 12b-1 Plan to FTDI, our principal underwriting and distribution subsidiary in the U.S., which earns underwriting commissions on the distribution of fund shares in the U.S.

Following the acquisition of Fiduciary Trust in fiscal year 2001, the Company registered as a bank holding company under the BHC Act and became subject to supervision, regulation and examination by the FRB. Under FRB policy, a bank holding company, including a financial holding company, is expected to act as a source of financial strength to each of its banking subsidiaries. In addition, bank holding companies should pay cash dividends on common stock only out of income available from the previous fiscal year and only if prospective earnings retention is consistent with anticipated future needs and financial condition.

The FRB also has adopted a system of risk-based capital guidelines to evaluate the capital adequacy of most bank holding companies, including the Company. Under these guidelines, the Company currently is well capitalized. In addition, each of Fiduciary Trust and FTB&T is well capitalized as of September 30, 2005, as such term is defined by the FDIC and OTS, respectively. A depository institution generally is prohibited from making capital distributions, including paying dividends, or paying management fees to a holding company if the institution would thereafter be undercapitalized. Moreover, undercapitalized institutions may not accept, renew or roll over brokered deposits. Bank regulators are required to take prompt corrective action to resolve any problems associated with insured depository institutions, including Fiduciary Trust and FTB&T, whose capital levels become undercapitalized. The GLB Act, however, generally prohibits the FRB from imposing similar capital requirements on regulated non-bank subsidiaries of a financial holding company.

Pursuant to the GLB Act, a bank holding company may elect to become a financial holding company to engage in a broader range of activities that are financial in nature, including securities underwriting, dealing and market making, securitizing assets, sponsoring mutual funds and investment companies, engaging in insurance underwriting and brokerage activities and investing (without providing routine management) in companies engaged in nonfinancial activities. To qualify as a financial holding company, each of a bank holding company’s domestic subsidiary banks and other depository institution subsidiaries, which are not subject to an exemption, must be and remain at all times well capitalized and well managed. In addition, each such subsidiary must have achieved at least a “satisfactory” rating under the Community Reinvestment Act (“CRA”) in the evaluation preceding the financial holding company election. We have elected to become a financial holding company. If, however, we do not continue to meet all of the requirements for status as a financial holding company, we would, depending on which requirement is not met, be required to (i) cause Fiduciary Trust or FTB&T to meet such requirement and, in the meantime, seek prior FRB approval to undertake certain new activities or certain banking and non-banking acquisitions, or (ii) either discontinue our banking (but not our thrift) business, or discontinue those activities not generally permissible for bank holding companies.

The BHC Act generally requires that a bank holding company obtain prior approval of the FRB before acquiring control of any bank. In addition, the FRB may impose limitations, restrictions, or prohibitions on the activities or acquisitions of a financial holding company if the FRB believes that the financial holding company does not have appropriate financial and managerial resources. The GLB Act establishes the FRB as the umbrella supervisor for financial holding companies and adopts an administrative approach to regulation that generally requires the FRB to defer to the actions and requirements of the U.S. “functional” regulators of subsidiary broker/dealers, investment advisers, investment companies, insurance companies, and other regulated non-depository institutions. The FRB, however, retains broad authority to prohibit activities of bank holding companies and their non-banking subsidiaries that represent unsafe and unsound banking practices or that constitute violations of law or regulation. Civil money penalties may be imposed for certain activities conducted on a knowing or reckless basis if those activities caused a substantial loss to the bank holding company.

Each of our banking subsidiaries is subject to restrictions under federal law that limit transactions with the Company and its non-bank subsidiaries, including loans and other extensions of credit, investments or asset purchases. These and various other transactions, including any payment of money to the Company and its non-bank subsidiaries, must be on terms and conditions that are, or in good faith would be, offered to companies that are not affiliated with these entities. In addition, these laws and related regulations may limit our ability to obtain funds from subsidiary banks or affiliates.

The operations and activities of Fiduciary Trust are subject to extensive regulation, supervision and examination by the FDIC and NYSBD while the activities of FTB&T are subject to oversight by the OTS. The laws and regulations of these regulators generally impose restrictions and requirements, with which we must comply, on capital adequacy, management practices, liquidity, branching, earnings, loans, dividends, investments, reserves against deposits and the provision of services.

The federal banking agencies and the NYSBD have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties and appoint a conservator or receiver. Failure to comply with applicable laws, regulations and supervisory agreements could subject the Company, our thrift and banking subsidiaries, as well as officers, directors and other so-called “institution-affiliated parties” of these organizations to administrative sanctions and potentially substantial civil money penalties. In addition, the appropriate federal banking agency may appoint the FDIC as conservator or receiver for a banking institution, or the FDIC may appoint itself if any one or more of a number of circumstances exist.

COMPETITION

The financial services industry is highly competitive and has increasingly become a global industry. There are approximately 8,000 open-end investment companies of varying sizes, and with varying investment policies and objectives, whose shares are being offered to the public in the U.S. Due to our international presence and varied product mix, it is difficult to assess our market position relative to other asset managers on a worldwide basis, but we believe that we are one of the more widely diversified asset managers in the U.S. We believe that our equity and fixed-income asset mix coupled with our global presence will serve our competitive needs well over the long term. We continue to focus on the performance of our investment products, service to customers and extensive marketing activities through our strong broker/dealer and other financial institution distribution network as well as with high net-worth customers. We believe that performance, diversity of products and customer service, along with fees and costs, are the primary methods of competition in the asset management industry.

We face strong competition from numerous asset management companies, mutual fund, stock brokerage and investment banking firms, insurance companies, banks, savings and loan associations and other financial institutions, which offer a wide range of financial and investment management services to the same institutional accounts, separate accounts and high net-worth customers that we are seeking to attract. Over the past decade, a significant number of new asset management firms and mutual funds have been established, increasing competition. Many of our competitors have long-standing and established relationships with broker/dealers and investment adviser customers. Others have focused on, offer and market specific product lines, which are able to provide strong competition to certain of our asset classes, since we have a broad range of products. In recent years, there also has been a trend of consolidation in the financial services industry, resulting in stronger competitors, some with greater financial resources and broader distribution channels than our own.

We rely largely on intermediaries to distribute and sell our fund shares. In addition to offering our products, many of these intermediaries also have mutual funds under their own names that compete directly with our products. These intermediaries could decide to limit or restrict the sale of our fund shares, which could lower our future sales and cause our revenues to decline. We have and continue to pursue sales relationships with all types of intermediaries to broaden our distribution network. We have experienced increased costs related to maintaining our distribution channels and we anticipate that this trend will continue.

We have implemented an award winning Internet platform to compete with the rapidly developing and evolving capabilities being offered with this technology. Together with several large financial services companies, we made a capital investment in the development of an industry-wide Internet portal, known as Advisorcentral.com, which provides our broker/dealer and investment adviser customers with the ability to view their clients’ holdings using one log-in ID.

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

Diverse and strong competition affects the banking/finance segment of our business as well, and limits the fees that can be charged for our services. For example, in our banking/finance segment we compete with many types of institutions for consumer loans, including the finance subsidiaries of large automobile manufacturers, which have offered special incentives to stimulate automobile sales, including no-interest loans. These product offerings by our competitors limit the interest rates that we can charge on consumer loans.

INTELLECTUAL PROPERTY

We have used, registered, and/or applied to register certain trademarks and service marks to distinguish our sponsored investment products and services from those of our competitors in the U.S. and in foreign countries and jurisdictions, including, but not limited to, Franklin®, Templeton®, Bissett®, Mutual Series®, Fiduciary™ and Darby™. Our trademarks, service marks and trade names are important to us and our applicable investment management and related services or banking/finance operating segments and, accordingly, we enforce our trademark, service mark and trade name rights in the U.S. and abroad.

EMPLOYEES

As of September 30, 2005, we employed approximately 7,200 employees and operated offices in 29 countries. We consider our relations with our employees to be satisfactory.

AVAILABLE INFORMATION

The Company files reports with the SEC. Copies of any of these filings can be obtained from the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including the Company, who file electronically with the SEC, at http://www.sec.gov. Additional information about the Company can also be obtained at our website at www.franklinresources.com under “Investor Relations” on the “Our Company” page. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Corporate Governance Guidelines. The Company has adopted Corporate Governance Guidelines. The Corporate Governance Guidelines are posted on the Company’s website under “Corporate Governance” on the “Our Company” page and are available in print to any stockholder who requests a copy.

Committee Charters. The Company’s Board of Directors has an Audit Committee, Compensation Committee and Corporate Governance Committee. The Board of Directors has adopted written charters for each such committee, which are posted on the Company’s website under “Corporate Governance” on the “Our Company” page and are available in print to any stockholder who requests a copy.

Item 1A.	Risk Factors.

We are subject to extensive and often complex, overlapping and frequently changing regulation domestically and abroad. Our investment management and related services business and our banking/ finance business are subject to extensive and often complex, overlapping and frequently changing regulation in the United States and abroad, including, among others, securities, banking, accounting and tax laws and regulations. Moreover, financial reporting requirements, and the processes, controls and procedures that have been put in place to address them, are often comprehensive and complex. While management has focused attention and resources on our compliance policies, procedures and practices, non-compliance with applicable laws or rules or regulations, either in the United States or abroad, or our inability to keep up with, or adapt to, an often ever changing, complex regulatory environment could result in sanctions against us, including fines and censures, injunctive relief, suspension or expulsion from a certain jurisdiction or market or the revocation of licenses, any of which could also adversely affect our reputation, prospects, revenues, and earnings. We are subject to federal securities laws, state laws regarding securities fraud, other federal and state laws and rules and regulations of certain regulatory and self regulatory organizations, including those rules and regulations promulgated by, among others, the SEC, the NASD, NYSE and PCX, and to the extent operations or trading in our securities take place outside the United States, by foreign regulations and regulators, such as the U.K. Listing Authority. Certain of our subsidiaries are registered with the SEC under the Investment Advisers Act of 1940, as amended, and many of our funds are registered with the SEC under the Investment Company Act of 1940, as amended, both of which impose numerous obligations, as well as detailed operational requirements, on our subsidiaries which are investment advisers to registered investment companies. Our subsidiaries, both in the United States and abroad, must comply with a myriad of complex and often changing U.S. and/or foreign regulations, some of which may conflict, including complex U.S. and non-U.S. tax regimes. Additionally, as we expand our operations, sometimes rapidly, into non-U.S. jurisdictions, the rules and regulations of these non-U.S. jurisdictions become applicable, sometimes with short compliance deadlines, and add further regulatory complexity to our ongoing compliance operations. In addition, we are a bank holding company and a financial holding company subject to the supervision and regulation of the Federal Reserve Board, or FRB, and are subject to the restrictions, limitations, or prohibitions of the Bank Holding Company Act of 1956 and the Gramm-Leach-Bliley Act. The FRB may impose additional limitations or restrictions on our activities, including if the FRB believes that we do not have the appropriate financial and managerial resources to commence or conduct an activity or make an acquisition. Further, our subsidiary, Fiduciary Trust, is subject to extensive regulation, supervision and examination by the FDIC and New York State Banking Department, while another of our subsidiaries is subject to oversight by the Office of Thrift Supervision. The laws and regulations of these regulators generally impose restrictions and requirements in connection with a variety of technical, specialized and recently expanding matters and concerns. For example, compliance with anti-money laundering requirements, both domestically and internationally, and the Bank Secrecy Act has taken on heightened importance with regulators as a result of efforts to, among other things, limit terrorism. As we continue to address these requirements or focus on meeting new or expanded ones, we may expend a substantial amount of time and resources, even though our banking/finance business does not constitute our dominant business sector. Moreover, any inability to meet these requirements, within the timeframes set by regulators, may subject us to sanctions or other restrictions by the regulators that impact our broader business.

Regulatory and legislative actions and reforms, particularly those specifically focused on the mutual fund industry, are making the regulatory environment in which we operate more costly and future actions and reforms could adversely impact our assets under management, increase costs and negatively impact our profitability and future financial results. During the past five years, the federal securities laws have been augmented substantially and made significantly more complex by, among other measures, the Sarbanes-Oxley Act of 2002 and the USA Patriot Act of 2001. Moreover, changes in the interpretation or enforcement of existing laws or regulations have directly affected our business. With new laws and changes in interpretation and enforcement of existing requirements, the associated time we must dedicate to, and related costs we must incur in, meeting the regulatory complexities of our business have increased and these outlays have also increased as we expand our business into various non-U.S. jurisdictions. For example, in the past few years following the enactment of the Sarbanes-Oxley Act of 2002, new rules of the SEC, the NYSE, PCX and NASD were promulgated and other rules revised. Among other things, these new laws, rules and regulations have necessitated us to make changes to our corporate governance and public disclosure policies, procedures and practices and our registered investment companies and investment advisers have been required to make similar changes. Compliance activities to meet these new requirements have required us to expend additional time and resources, including without limitation substantial efforts to conduct evaluations required to ensure compliance with the management certification and attestation requirements under the Sarbanes-Oxley Act of 2002, and, consequently, we are incurring increased costs of doing business, which potentially negatively impacts our profitability and future financial results. Moreover, current and pending regulatory and legislative actions and reforms affecting the mutual fund industry, including compliance initiatives, may negatively impact revenues by increasing our costs of accessing or dealing in the financial markets.

Any significant limitation or failure of our software applications and other technology systems that are critical to our operations could constrain our operations. We are highly dependent upon the use of various proprietary and third-party software applications and other technology systems to operate our business. We use our technology to, among other things, obtain securities pricing information, process client transactions and provide reports and other customer services to the clients of the funds we manage. Any inaccuracies, delays or systems failures in these and other processes could subject us to client dissatisfaction and losses. Although we take protective measures, our technology systems may be vulnerable to unauthorized access, computer viruses or other events that have a security impact, such as an authorized employee or vendor inadvertently causing us to release confidential information, which could materially damage our operations or cause the disclosure or modification of sensitive or confidential information. Moreover, loss of confidential customer identification information could harm our reputation. Most of the software applications that we use in our business are licensed from, and supported, upgraded and maintained by, third-party vendors. A suspension or termination of certain of these licenses or the related support, upgrades and maintenance could cause temporary system delays or interruption. In addition, we have outsourced to a single vendor management of our data center and distributed server operations, and this vendor also is responsible for our disaster recovery systems. A failure by this vendor to continue to manage our data center or support our servers and our disaster recovery systems adequately in the future could have a material adverse impact on our business. Moreover, although we have in place certain disaster recovery plans, we may experience system delays and interruptions as a result of natural disasters, power failures, acts of war, and third party failures. Potential system failures or breaches and the cost necessary to correct them could result in material financial loss, regulatory actions, breach of client contracts, reputational harm or legal claims and liability, which in turn could negatively impact our revenues and income.

We face risks, and corresponding potential costs and expenses, associated with conducting operations and growing our business in numerous foreign countries. We sell mutual funds and offer investment management and related services in many different regulatory jurisdictions around the world, and intend to continue to expand our operations internationally. As we do so, we will continue to face various ongoing challenges to ensure that we have sufficient resources, procedures and controls in place to address and ensure that our operations abroad operate consistently and effectively. Local regulatory environments may vary widely, as may the adequacy and sophistication of each. Similarly, local distributors, and their policies and practices as well as financial viability, may be inconsistent or less developed or mature. Notwithstanding potential long-term cost savings by increasing certain operations, such as transfer agent and other back-office operations, in countries or regions of the world with lower operating costs, growth of our international operations may involve near-term increases in expenses as well as additional capital costs, such as information, systems and technology costs and costs related to compliance with particular regulatory or other local requirements or needs. Local requirements or needs may also place additional demands on sales and compliance personnel and resources, such as meeting local language requirements while also integrating personnel into an organization with a single operating language. Finding and hiring additional, well-qualified personnel and crafting and adopting policies, procedures and controls to address local or regional requirements remain a challenge as we expand our operations internationally. Moreover, regulators in non-U.S. jurisdictions could also change their policies or laws in a manner that might restrict or otherwise impede our ability to distribute or register investment products in their respective markets. Any of these local requirements, activities or needs could increase the costs and expenses we incur in a specific jurisdiction without any corresponding increase in revenues and income from operating in the jurisdiction.

We depend on key personnel and our financial performance could be negatively affected by the loss of their services. The success of our business will continue to depend upon our key personnel, including our portfolio and fund managers, investment analysts, investment advisers, sales and management personnel and other professionals as well as our executive officers and business unit heads. In a tightening labor market, competition for qualified, motivated and highly skilled executives, professional and other key personnel in the asset management and banking/finance industries remains significant. Our success depends to a substantial degree upon our ability to attract, retain and motivate qualified individuals, including through competitive compensation packages, and upon the continued contributions of these people. As our business grows, we are likely to need to increase correspondingly the overall number of individuals that we employ. Moreover, in order to retain certain key personnel, we may be required to increase compensation to such individuals, resulting in additional expense without a corresponding increase in potential revenue. We cannot assure you that we will be successful in attracting and retaining qualified individuals, and departure of key investment personnel, in particular, if not replaced, could cause us to lose clients, which could have a material adverse effect on our financial condition, results of operations and business prospects. Moreover, our employees may voluntarily terminate their employment with us at any time. The loss of the services of key personnel or our failure to attract replacement or additional qualified personnel could negatively affect our financial performance.

Strong competition from numerous and sometimes larger companies with competing offerings and products could limit or reduce sales of our products, potentially resulting in a decline in our market share, revenues and net income. We compete with numerous asset management companies, mutual fund, stock brokerage and investment banking firms, insurance companies, banks, savings and loan associations and other financial institutions. Our investment products also compete with products offered by these competitors as well as real estate investment trusts, hedge funds and others. Over the past decade, a significant number of new asset management firms and mutual funds have been established, increasing competition. At the same time, consolidation in the financial services industry has created stronger competitors with greater financial resources and broader distribution channels than our own. Competition is based on various factors, including, among others, business reputation, investment performance, product offerings, service quality, distribution relationships, and fees charged. Additionally, competing securities broker/dealers whom we rely upon to distribute and sell our mutual funds also sell their own proprietary funds and investment products, which could limit the distribution of our investment products. To the extent that existing or potential customers, including securities broker/dealers, decide to invest in or distribute the products of our competitors, the sales of our products as well as our market share, revenues and net income could decline. Our ability to attract and retain assets under our management is also dependent on the relative investment performance of our funds and other managed investment portfolios and our ability to maintain our investment management services fees at competitive levels.

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

The amount or mix of our assets under management are subject to significant fluctuations and could negatively impact our revenues and income. We have become subject to an increased risk of asset volatility from changes in the domestic and global financial and equity markets. Individual financial and equity markets may be adversely affected by political, financial or other instabilities that are particular to the country or regions in which a market is located, including without limitation local acts of terrorism, economic crises or other business, social or political crises. Declines in these markets have caused in the past, and would cause in the future, a decline in our revenues and income. Global economic conditions, exacerbated by war or terrorism or financial crises, changes in the equity market place, currency exchange rates, interest rates, inflation rates, the yield curve and other factors that are difficult to predict affect the mix, market values and levels of our assets under management. Our investment management services revenues are derived primarily from fees based on a percentage of the value of assets under management and vary with the nature of the account or product managed. A decline in the price of stocks or bonds, or in particular market segments, or in the securities market generally, could cause the value and returns on our assets under management to decline, resulting in a decline in our revenues and income. Moreover, changing market conditions may cause a shift in our asset mix between international and U.S. assets, potentially resulting in a decline in our revenue and income depending upon the nature of our assets under management and the level of investment management fees we earn based on them. Additionally, changing market conditions may cause a shift in our asset mix towards fixed-income products and a related decline in our revenue and income, as we generally derive higher fee revenues and income from equity assets than from fixed-income products we manage. On the other hand, increases in interest rates, in particular if rapid, or high interest rates, as well as any uncertainty in the future direction of interest rates, may impact negatively on our fixed-income products as rising interest rates or interest rate uncertainty typically decrease the total return on many bond investments due to lower market valuations of existing bonds. Any decrease in the level of assets under management resulting from price declines, interest rate volatility or uncertainty or other factors could negatively impact our revenues and income.

Our increasing focus on international markets as a source of investments and sales of investment products subject us to increased exchange rate and other risks in connection with earnings and income generated overseas. While we operate primarily in the United States, we also provide services and earn revenues in Canada, the Bahamas, Europe, Asia, South America, Africa and Australia. As a result, we are subject to foreign exchange risk through our foreign operations. While we have taken steps to reduce our exposure to foreign exchange risk, for example, by denominating a significant amount of our transactions in U.S. dollars, the situation may change in the future as our business continues to grow outside the United States. Stabilization or appreciation of the U.S. dollar could moderate revenues from sales of investment products internationally. Separately, investment management fees that we earn tend to be higher in connection with international assets under management than with U.S. assets under management. Consequently, a downturn in international markets could have a significant effect on our revenues and income.

Poor investment performance of our products could affect our sales or reduce the level of assets under management, potentially negatively impacting our revenues and income. Our investment performance, along with achieving and maintaining superior distribution and client services, is critical to the success of our investment management and related services business. Strong investment performance often stimulates sales of our investment products. Poor investment performance as compared to third-party benchmarks or competitive products could lead to a decrease in sales of investment products we manage and stimulate redemptions from existing products, generally lowering the overall level of assets under management and reducing the investment management fees we earn. We cannot assure you that past or present investment performance in the investment products we manage will be indicative of future performance. Any poor future performance may negatively impact our revenues and income.

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

Our inability to successfully recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability. Should we experience a local or regional disaster or other business continuity problem, our continued success will depend, in part, on the availability of our personnel, our office facilities and the proper functioning of our computer, telecommunication and other related systems and operations. While our operational size, the diversity of locations from which we operate, and our redundant back-up systems provide us with a strong advantage should we experience a local or regional disaster or other business continuity event, we could still experience near-term operational challenges, in particular depending upon how a local or regional event may affect our human capital across our operations or with regard to particular segments of our operations, such as key executive officers or personnel in our technology group. Recent disaster recovery efforts, such as in response to Hurricane Wilma on our Fort Lauderdale, Florida operations, have demonstrated that even seemingly localized events may require broader disaster recovery efforts throughout our operations and, consequently, we are constantly assessing and taking steps to improve upon our existing business continuity plans and key management succession. However, a disaster on a significant scale or affecting certain of our key operating areas across regions, or our inability to successfully recover should we experience a disaster or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.

Our ability to meet cash needs depends upon certain factors, including our asset value, credit worthiness and the market value of our stock. Our ability to meet anticipated cash needs depends upon factors including our asset value, our creditworthiness as perceived by lenders and the market value of our stock. Similarly, our ability to securitize and hedge future loan portfolios and credit card receivables, and to obtain continued financing for certain Class C shares, is also subject to the market’s perception of those assets, finance rates offered by competitors, and the general market for private debt. If we are unable to obtain these funds and financing, we may be forced to incur unanticipated costs or revise our business plans.

Certain of the portfolios we manage, including our emerging market portfolios, are vulnerable to market-specific political, economic or other risks, any of which may negatively impact our revenues and income. Our emerging market portfolios and revenues derived from managing these portfolios are subject to significant risks of loss from political, economic, and diplomatic developments, currency fluctuations, social instability, changes in governmental polices, expropriation, nationalization, asset confiscation and changes in legislation related to foreign ownership. Foreign trading markets, particularly in some emerging market countries, are often smaller, less liquid, less regulated and significantly more volatile than the U.S. and other established markets.

Our revenues, earnings and income could be adversely affected if the terms of our investment management agreements are significantly altered or these agreements are terminated by the funds we advise. Our revenues are dependent on fees earned under investment management and related services agreements that we have with the funds we advise. These revenues could be adversely affected if these agreements are altered significantly or terminated. The decline in revenue that might result from alteration or termination of our investment management services agreements could have a material adverse impact on our earnings or income.

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

Future sales of our common stock in the public market, such as upon conversion of our outstanding convertible securities, could adversely affect our stock price. We cannot predict the effect, if any, that future sales of shares of our common stock or the availability for future sales of shares of our common stock or securities convertible into or exercisable for our common stock will have on the market price of our common stock prevailing from time to time. For example, in connection with our May 2001 offering of Convertible Notes, we filed a registration statement on Form S-3 with the SEC, which was subsequently declared effective, to register, among other things, approximately 8.2 million shares of our common stock issuable upon conversion of the Convertible Notes. Holders may convert their Convertible Notes prior to maturity into 9.3604 shares of our common stock per $1,000 principal amount at maturity of the Convertible Notes, subject to adjustment, following the occurrence of certain specified triggering events, including if, during any calendar quarter, the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than a specified percentage, initially 120% as of the third quarter of fiscal year 2001 and declining 0.084% each quarter thereafter, of the accreted conversion price per share of our common stock on the last trading day of the preceding calendar quarter. Based on this formula, holders may convert their Convertible Notes during the quarter ending December 31, 2005 because, during the quarter ended September 30, 2005, the closing sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the quarter was more than $78.34 (118.57% of $66.07, which was the accreted conversion price per share of our common stock on the last trading day of the quarter). Sale, or the availability for sale, of substantial amounts of common stock by our existing stockholders pursuant to an effective registration statement or under Rule 144, through the issuance of shares of common stock upon the exercise of stock options or the conversion of convertible securities, such as our Convertible Notes, or the perception that such sales or issuances could occur, could adversely affect prevailing market prices for our common stock.

Civil litigation arising out of or relating to previously settled governmental investigations or other matters, governmental or regulatory investigations and/or examinations and the legal risks associated with our business could adversely impact our assets under management, increase costs and negatively impact our profitability and/or our future financial results. We have been named in shareholder class action and other lawsuits, many of which arise out of or relate to previously settled governmental investigations. While management believes that the claims made in these lawsuits are without merit, and while we intend to vigorously defend against them, litigation typically is an expensive process. Risks associated with legal liability often are difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time. Moreover, settlements or judgments against us have the potential of being substantial if we are unsuccessful in settling or otherwise resolving matters early in the process and/or on favorable terms. It is also possible that we may be named in additional civil or governmental actions similar to those already instituted. From time to time we may receive requests for documents or other information from governmental authorities or regulatory bodies or we also may become the subject of governmental or regulatory investigations and/or examinations. Moreover, governmental or regulatory investigations or examinations that have been inactive could become active. We may be obligated, and under our standard form of indemnification agreement with certain officers and directors in some instances we are obligated, or we may choose, to indemnify directors, officers or employees against liabilities and expenses they may incur in connection with such matters to the extent permitted under applicable law. Eventual exposures from and expenses incurred relating to current and future litigation, investigations, examinations and settlements could adversely impact our assets under management, increase costs and negatively impact our profitability and/or our future financial results. Judgments or findings of wrongdoing by regulatory or governmental authorities or in civil litigation against us could affect our reputation, increase our costs of doing business and/or negatively impact our revenues, any of which could have a material negative impact on our financial results.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

We conduct our worldwide operations using a combination of leased and owned facilities. While we believe we have sufficient facilities to conduct business during fiscal 2006, we will continue to lease, acquire and dispose of facilities throughout the world as necessary.

We lease space domestically in various states in the U.S., including California, Connecticut, Delaware, Florida, Georgia, New Jersey, New York, Utah, Wisconsin and the District of Columbia, and in various non-U.S. locations, including Australia, Belgium, Brazil, Canada, China (including Hong Kong), France, Germany, India, Ireland, Italy, Japan, Korea, Luxembourg, The Netherlands, Poland, Russia, Singapore, South Africa, Spain, Sweden, Switzerland, Turkey, United Arab Emirates and the U.K. (including England and Scotland). As of September 30, 2005, we leased and occupied approximately 956,000 square feet of space. We have also leased and subsequently subleased to third parties a total of 281,000 square feet of excess leased space.

In addition, we own four buildings in San Mateo, California, five buildings near Sacramento, California, five buildings in St. Petersburg, Florida, two buildings in Nassau, The Bahamas, as well as space in office buildings in Argentina, China, India and Singapore. The buildings we own consist of approximately 1,717,000 square feet. We have leased to third parties approximately 181,000 square feet of excess owned space.

Since we operate on a unified basis, corporate activities, fund related activities, accounting operations, sales, retail-banking and consumer lending operations, management information system activities, shareholder service operations and other business activities and operations take place in a variety of such locations.

Item 3.	Legal Proceedings.

As previously reported, the Company and certain of its subsidiaries, as well as certain of the Franklin Templeton mutual funds (“Funds”), current and former officers, employees, and directors have been named in multiple lawsuits in different federal courts in Nevada, California, Illinois, New York, and Florida, alleging violations of various federal securities and state laws and seeking, among other relief, monetary damages, restitution, removal of Fund trustees, directors, advisers, administrators, and distributors, rescission of management contracts and 12b-1 plans, and/or attorneys’ fees and costs. Specifically, the lawsuits claim breach of duty with respect to alleged arrangements to permit market timing and/or late trading activity, or breach of duty with respect to the valuation of the portfolio securities of certain Templeton Funds managed by the Company’s subsidiaries, allegedly resulting in market timing activity. The majority of these lawsuits duplicate, in whole or in part, the allegations asserted in the February 4, 2004 Massachusetts Administrative Complaint concerning one instance of market timing (the “Administrative Complaint”) and the SEC’s findings regarding market timing in its August 2, 2004 Order (the “SEC Order”), both of which matters were previously reported. The lawsuits are styled as class actions, or derivative actions on behalf of either the named Funds or the Company.

To date, more than 400 similar lawsuits against at least 19 different mutual fund companies have been filed in federal district courts throughout the country. Because these cases involve common questions of fact, the Judicial Panel on Multidistrict Litigation (the “Judicial Panel”) ordered the creation of a multidistrict litigation in the United States District Court for the District of Maryland, entitled “In re Mutual Funds Investment Litigation” (the “MDL”). The Judicial Panel then transferred similar cases from different districts to the MDL for coordinated or consolidated pretrial proceedings.

As of December 5, 2005, the following market timing lawsuits are pending against the Company and certain of its subsidiaries (and in some instances, name certain officers, directors and/or Funds) and have been transferred to the MDL:

Kenerley v. Templeton Funds, Inc., et al., Case No. 03-770 GPM, filed on November 19, 2003 in the United States District Court for the Southern District of Illinois; Cullen v. Templeton Growth Fund, Inc., et al., Case No. 03-859 MJR, filed on December 16, 2003 in the United States District Court for the Southern District of Illinois and transferred to the United States District Court for the Southern District of Florida on March 29, 2004; Jaffe v. Franklin AGE High Income Fund, et al., Case No. CV-S-04-0146-PMP-RJJ, filed on February 6, 2004 in the United States District Court for the District of Nevada; Lum v. Franklin Resources, Inc., et al., Case No. C 04 0583 JSW, filed on February 11, 2004 in the United States District Court for the Northern District of California; Fischbein v. Franklin AGE High Income Fund, et al., Case No. C 04 0584 JSW, filed on February 11, 2004 in the United States District Court for the Northern District of California; Beer v. Franklin AGE High Income Fund, et al., Case No. 8:04-CV-249-T-26 MAP, filed on February 11, 2004 in the United States District Court for the Middle District of Florida; Bennett v. Franklin Resources, Inc., et al., Case No. CV-S-04-0154-HDM-RJJ, filed on February 12, 2004 in the United States District Court for the District of Nevada; Dukes v. Franklin AGE High Income Fund, et al., Case No. C 04 0598 MJJ, filed on February 12, 2004, in the United States District Court for the Northern District of California; McAlvey v. Franklin Resources, Inc., et al., Case No. C 04 0628 PJH, filed on February 13, 2004 in the United States District Court for the Northern District of California; Alexander v. Franklin AGE High Income Fund, et al., Case No. C 04 0639 SC, filed on February 17, 2004 in the United States District Court for the Northern District of California; Hugh Sharkey IRA/RO v. Franklin Resources, Inc., et al.,

Case No. 04 CV 1330, filed on February 18, 2004 in the United States District Court for the Southern District of New York; D’Alliessi v. Franklin AGE High Income Fund, et al., Case No. C 04 0865 SC, filed on March 3, 2004 in the United States District Court for the Northern District of California; Marcus v. Franklin Resources, Inc., et al., Case No. C 04 0901 JL, filed on March 5, 2004 in the United States District Court for the Northern District of California; Banner v. Franklin Resources, Inc., et al., Case No. C 04 0902 JL, filed on March 5, 2004 in the United States District Court for the Northern District of California; Denenberg v. Franklin Resources, Inc., et al., Case No. C 04 0984 EMC, filed on March 10, 2004 in the United States District Court for the Northern District of California; Hertz v. Burns, et al., Case No. 04 CV 02489, filed on March 30, 2004 in the United States District Court for the Southern District of New York.

In addition, on April 12, 2005, the Attorney General of West Virginia filed a complaint in the Circuit Court of Marshall County, West Virginia (Case No. 05-C-81) against a number of companies engaged in the mutual fund industry, including the Company and its subsidiary, Franklin Advisers, Inc., and certain other parties, alleging violations of the West Virginia Consumer Credit and Protection Act and seeking, among other things, civil penalties and attorneys’ fees and costs. In response to defendants’ motion for transfer, on October 19, 2005, the Judicial Panel transferred the case to the MDL described above. To the extent applicable to the Company, the complaint arises from activity that occurred in 2001 and duplicates, in whole or in part, the allegations asserted in the Administrative Complaint concerning one instance of market timing and the findings regarding market timing in the SEC Order.

Plaintiffs in the MDL filed consolidated amended complaints on September 29, 2004. On February 25, 2005, defendants filed motions to dismiss. The Company’s and its subsidiaries’ motions are currently under submission with the court.

As previously reported, various subsidiaries of the Company, as well as certain Templeton Fund registrants, have also been named in multiple class action lawsuits originally filed in state courts in Illinois, alleging breach of duty with respect to the valuation of the portfolio securities of certain Templeton Funds managed by such subsidiaries, and seeking, among other relief, monetary damages and attorneys’ fees and costs, as follows:

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

In April 2005, defendants removed these lawsuits to the United States District Court for the Southern District of Illinois. On July 12, 2005, the court dismissed one of these lawsuits, Bradfisch v. Templeton Funds, Inc., et al. and dismissed the remaining three lawsuits on August 25, 2005. Plaintiffs are appealing the dismissals to the United States Court of Appeals for the Seventh Circuit (Bradfisch v. Templeton Funds, Inc., et al., Case No. 05-3390, Woodbury v. Templeton Global Smaller Companies Fund, Inc., et al., Case No. 05-3559, Kwiatkowski v. Templeton Growth Fund, Inc., et al., Case No.05-3558, Parise v. Templeton Funds, Inc., et al., Case No. 05-3586).

In addition, Franklin Templeton Investments Corp., a subsidiary of the Company and the investment manager of Franklin Templeton’s Canadian mutual funds, has been named in two class action market timing lawsuits in Canada, seeking, among other relief, monetary damages, an order barring any increase in management fees for a period of two years following judgment, and/or attorneys’ fees and costs, as follows: Huneault v. AGF Funds, Inc., et al., Case No. 500-06-000256-046, filed on October 25, 2004 in the

Superior Court for the Province of Quebec, District of Montreal, and Heinrichs, et al. v. CI Mutual Funds, Inc., et al., Case No. 04-CV-29700, filed on December 17, 2004 in the Ontario Superior Court of Justice.

As also previously reported, the Company and certain of its subsidiaries, as well as certain current and former officers, employees, and directors, have been named in multiple lawsuits alleging violations of various securities laws and pendent state law claims relating to the disclosure of marketing support payments and/or payment of allegedly excessive commissions, and/or advisory or distribution fees, and seeking, among other relief, monetary damages, restitution, rescission of advisory contracts, including recovery of all fees paid pursuant to those contracts, an accounting of all monies paid to the named advisers, declaratory relief, injunctive relief, and/or attorneys’ fees and costs. These lawsuits are styled as class actions or derivative actions brought on behalf of certain Funds, and are as follows:

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

The United States District Court for the District of New Jersey consolidated for pretrial purposes three of the above lawsuits (Stephen Alexander IRA, Tricarico, and Wilcox) into a single action entitled “In re Franklin Mutual Funds Fee Litigation” (Case No. 04-cv-982 (WJM)(RJH)). Plaintiffs in those three lawsuits filed a consolidated amended complaint (the “Complaint”) on October 4, 2004. Defendants filed a motion to dismiss the Complaint on November 19, 2004. On September 9, 2005, the court granted defendants’ motion and dismissed the Complaint, with leave to amend certain claims. Separately, in the Strigliabotti lawsuit, the court entered its order denying defendants’ motion to dismiss or, in the alternative, for judgment on the pleadings on November 9, 2005.

Management strongly believes that the claims made in each of the lawsuits identified above are without merit and intends to defend against them vigorously. The Company cannot predict with certainty, however, the eventual outcome of these lawsuits, nor whether they will have a material negative impact on the Company.

As previously reported, FTDI received a letter from the NASD staff advising of its preliminary determination to recommend a disciplinary proceeding against FTDI alleging violation of certain NASD rules relating to FTDI’s Top Producers program, under which FTDI hosted meetings of certain representatives associated with firms that distribute shares of the Funds. On September 30, 2005, the NASD staff instead sent a letter of caution to FTDI. No Top Producers program meetings were held in 2004; in early 2005, the Top Producers program was terminated.

The Company is also involved from time to time in litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business or financial position.

Item 4.	Submission of Matters to a Vote of Security Holders.

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of our security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the name and age, as of November 30, 2005, present title, and certain other information for each of the Company’s executive officers. Each executive officer is appointed by the Company’s Board of Directors and holds his/her office until the earlier of his/her death, resignation, retirement, disqualification or removal.

VIJAY C. ADVANI

AGE 45

Executive Vice President–Advisor Services of the Company since December 2005; officer and/or director of certain subsidiaries of the Company; employed by the Company or its subsidiaries in various other capacities for more than the past five years.

PENELOPE S. ALEXANDER

AGE 45

Vice President, Human Resources–U.S. of the Company since May 2003; Senior Vice President, Human Resources–U.S. of Franklin Templeton Companies, LLC, a subsidiary of the Company; employed by the Company or its subsidiaries in various other capacities for more than the past five years.

JAMES R. BAIO

AGE 51

Executive Vice President since December 2005 and Chief Financial Officer of the Company since May 2003; formerly, Senior Vice President of the Company from May 2003 to December 2005; officer of certain subsidiaries of the Company; employed by the Company or its subsidiaries in various other capacities for more than the past five years.

JENNIFER J. BOLT

AGE 41

Executive Vice President–Technology and Operations of the Company since December 2005; formerly, Senior Vice President and Chief Information Officer of the Company from May 2003 to December 2005; officer of the Company for more than the past five years; officer and/or director of certain subsidiaries of the Company. Director, Keynote Systems, Inc. since April 2004.

HARMON E. BURNS

AGE 60

Vice Chairman, Member–Office of the Chairman since December 1999 and director of the Company since 1991; officer and/or director of certain subsidiaries of the Company; officer and/or director or trustee in 45 investment companies managed or advised by subsidiaries of the Company.

NORMAN R. FRISBIE, JR.

AGE 38

Senior Vice President and Chief Administrative Officer of the Company since December 2005; Senior Vice President of Franklin/Templeton Distributors, Inc. since June 2003; employed by the Company or its subsidiaries in various other capacities for more than the past five years.

HOLLY E. GIBSON

AGE 39

Vice President, Corporate Communications of the Company since May 2003 and Director of Corporate Communications for more than the past five years.

BARBARA J. GREEN

AGE 58

Vice President and Deputy General Counsel of the Company since January 2000 and Secretary of the Company since October 2003; officer of certain subsidiaries of the Company; officer in 47 investment companies of Franklin Templeton Investments.

DONNA S. IKEDA

AGE 49

Vice President, Human Resources–International of the Company since May 2003; formerly, Vice President–Human Resources of the Company; officer of the Company for more than the past five years; Senior Vice President, Human Resources–International of Franklin Templeton Companies, LLC, a subsidiary of the Company.

CHARLES B. JOHNSON

AGE 72

Chairman of the Board, Member–Office of the Chairman since December 1999 and director of the Company since 1969; formerly, Chief Executive Officer of the Company; officer and/or director of certain subsidiaries of the Company; officer and/or director or trustee in 42 investment companies managed or advised by subsidiaries of the Company.

GREGORY E. JOHNSON

AGE 44

President of the Company since December 1999 and Chief Executive Officer of the Company since January 2004; officer and/or director of certain subsidiaries of the Company.

RUPERT H. JOHNSON, JR.

AGE 65

Vice Chairman, Member–Office of the Chairman since December 1999 and director of the Company since 1969; officer and/or director of certain subsidiaries of the Company; officer and/or director or trustee in 45 investment companies managed or advised by subsidiaries of the Company.

LESLIE M. KRATTER

AGE 60

Senior Vice President of the Company since 2000 and Assistant Secretary of the Company since October 2003; formerly, Secretary of the Company from March 1998 to October 2003 and Vice President of the Company from March 1993 to 2000; officer and/or director of certain subsidiaries of the Company.

KENNETH A. LEWIS

AGE 44

Vice President and Treasurer of the Company since June 2002 and officer and/or director of certain subsidiaries of the Company for more than the past five years.

JOHN M. LUSK

AGE 47

Executive Vice President–Portfolio Operations of the Company since December 2005; formerly, Vice President of the Company from January 2004 to December 2005; officer or director of certain subsidiaries of the Company; employed by the Company or its subsidiaries in various other capacities for more than the past five years.

MURRAY L. SIMPSON

AGE 68

Executive Vice President of the Company since January 2000; formerly, General Counsel of the Company from January 2000 to August 2005; officer and/or director in certain subsidiaries of the Company; formerly an officer in many investment companies of Franklin Templeton Investments.

ANNE M. TATLOCK

AGE 66

Vice Chairman, Member–Office of the Chairman of the Company since 2001; director of the Company from January 2001 to early December 2004 and re-elected in late December 2004; Chairman of the Board, Chief Executive Officer (since 2000), and director of Fiduciary Trust, a subsidiary of the Company; formerly, President of Fiduciary Trust; officer and/or director of other subsidiaries of the Company. Director, Fortune Brands, Inc. and Merck & Co., Inc.

CRAIG S. TYLE

AGE 45

Executive Vice President and General Counsel of the Company since August 2005; formerly, a partner at Shearman & Sterling LLP from March 2004 to July 2005 and General Counsel for the Investment Company Institute from September 1997 through March 2004; officer in 47 investment companies of Franklin Templeton Investments.

WILLIAM Y. YUN

AGE 46

Executive Vice President–Institutional of the Company since December 2005; President of Fiduciary Trust since 2000; officer and/or director of other subsidiaries of the Company; employed by the Company or its subsidiaries in various other capacities since the acquisition of Fiduciary Trust in April 2001.

Family Relations. Charles B. Johnson and Rupert H. Johnson, Jr. are brothers. Peter M. Sacerdote, a director of the Company, is a brother-in-law of Charles B. Johnson and Rupert H. Johnson, Jr. Gregory E. Johnson is the son of Charles B. Johnson, the nephew of Rupert H. Johnson, Jr. and Peter M. Sacerdote and the brother of Jennifer J. Bolt. Jennifer J. Bolt is the daughter of Charles B. Johnson, the niece of Rupert H. Johnson, Jr. and Peter M. Sacerdote and the sister of Gregory E. Johnson.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Our common stock is traded on the NYSE and PCX under the ticker symbol “BEN”, and the London Stock Exchange under the ticker symbol “FRK”. On September 30, 2005, the closing price of FRI’s common stock on the NYSE was $83.96 per share. At November 30, 2005, there were approximately 5,000 stockholders of record.

The following table sets forth the high and low sales prices for our common stock on the NYSE.

	2005 Fiscal Year		2004 Fiscal Year
Quarter	High	Low	High	Low
October-December	$71.45	$55.66	$52.25	$43.39
January-March	$73.54	$64.65	$62.10	$52.02
April-June	$77.64	$63.56	$57.81	$48.10
July-September	$84.72	$76.93	$56.47	$46.85

We declared dividends of $0.40 (or $0.10 per share per quarter) and a special cash dividend of $2.00 per share in fiscal year 2005 and $0.34 per share in fiscal year 2004 (or $0.085 per share per quarter). We currently expect to continue paying comparable cash dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.

Equity compensation plan information called for by Item 201(d) of Regulation S-K is set forth in Part III, Item 12 of this Form 10-K.

No securities of the Company sold by the Company during the quarter ended September 30, 2005 were not registered under the Securities Act of 1933, as amended.

(b) None.

(c) Issuer Purchases of Equity Securities.

The following table provides information with respect to the shares of common stock we purchased during the three months ended September 30, 2005.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2005 through July 31, 2005	—	$—	—	10,991,545
August 1, 2005 through August 31, 2005	252,740	$82.48	252,740	10,738,805
September 1, 2005 through September 30, 2005	404	$80.87	404	10,738,401

Total	253,144	$82.48	253,144	10,738,401

Under our stock repurchase program, we can repurchase shares of our common stock in the open market and in private transactions in accordance with applicable securities laws. From time to time, we have announced the existence of our continuing policy of purchasing shares of our common stock, including announcements made in March 2000, August 2002, May 2003 and August 2003. From fiscal year 2002 through the current date, our Board of Directors has authorized and approved the repurchase of up to 30.0 million shares under our stock repurchase program, of which, approximately 10.7 million shares remained available for repurchase at September 30, 2005. Our stock repurchase program is not subject to an expiration date.

Item 6.	Selected Financial Data.

FINANCIAL HIGHLIGHTS

(in millions, except assets under management, per share data and employee headcount)

Years Ended September 30,	2005	2004	2003	2002	2001
Summary of Operations
Operating revenues	$4,310.1	$3,438.2	$2,632.1	$2,522.9	$2,357.0
Net income	1,057.6	706.7	502.8	432.7	484.7

Financial Data
Total assets	$8,893.9	$8,227.8	$6,970.7	$6,422.7	$6,265.7
Long-term debt	1,208.4	1,196.4	1,108.9	595.1	566.0
Stockholders’ equity	5,684.4	5,106.8	4,310.1	4,266.9	3,977.9
Operating cash flow	1,089.2	929.7	536.4	735.2	553.2

Assets Under Management (in billions)
Period ending	$453.1	$361.9	$301.9	$247.8	$246.4
Simple monthly average	410.8	340.2	269.8	263.2	243.4

Per Common Share
Earnings
Basic	$4.22	$2.84	$1.98	$1.66	$1.92
Diluted[1]	4.06	2.75	1.95	1.63	1.86
Cash dividends	2.40	0.34	0.30	0.28	0.26
Book value	22.49	20.45	17.53	16.50	15.25
Employee Headcount	7,156	6,696	6,504	6,711	6,868

[1]	Diluted earnings per share for all periods shown reflect the adoption of the Emerging Issues Task Force Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In this section, we discuss and analyze our results of operations and our financial condition. In addition to historical information, we also make some statements relating to the future, called “forward-looking statements”, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will”, “may”, “should”, “could”, “expect”, “suggest”, “believe”, “anticipate”, “intend”, “plan”, or other similar words. These forward-looking statements involve a number of known and unknown risks, uncertainties and other important factors that could cause the actual results and outcomes to differ materially from any future results or outcomes expressed or implied by such forward-looking statements. You should carefully review the “Risk Factors” section set forth below, in Item 1A of this Annual Report on Form 10-K and in any more recent filings with the U. S. Securities and Exchange

Commission (the “SEC”), which describes these risks, uncertainties and other important factors in more detail. We undertake no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Annual Report on Form 10-K.

Overview

Many of our key performance measures including net income and earnings per share continued to improve in fiscal year 2005, as compared to fiscal year 2004. In part, we attribute these improvements to our continued focus on diversifying our client base and product offerings. This diversification, along with the overall increases in many foreign equity markets and to a lesser extent the U. S. markets, has led to increases in our assets under management driven from both market appreciation and positive net flows into our sponsored investment products. We continually evaluate our business from the standpoint of profitability, product performance and client service, among other things, in light of our long-term strategies. Our strategies of expanding our assets under management and related operations internationally, continually seeking positive investment performance, protecting and furthering our brand recognition, developing and maintaining broker/dealer and client loyalties, providing a high level of customer service and closely monitoring costs, while also developing our “human capital” base and our systems and technology, and growing our investment management services all continue as objectives in the context of uncertain global market conditions.

General

We derive the majority of our operating revenues, operating expenses and net income from providing investment management, fund administration, shareholder services, transfer agency, underwriting, distribution, custodial, trustee and other fiduciary services (collectively “investment management and related services”) to retail mutual funds, institutional accounts, high net-worth clients, private accounts and other investment products. This is our primary business activity and operating segment. The mutual funds and other products that we serve, collectively called our sponsored investment products, are distributed to the public globally under six distinct names:

•	Franklin

•	Templeton

•	Mutual Series

•	Bissett

•	Fiduciary Trust

•	Darby Overseas

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

Results of Operations

(in millions except per share data)

Years Ended September 30,	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
Net Income	$1,057.6	$706.7	$502.8	50%	41%
Earnings Per Common Share
Basic	$4.22	$2.84	$1.98	49%	43%
Diluted	4.06	2.75	1.95	48%	41%
Operating Margin	30%	27%	25%	—	—

Net income increased by 50% and diluted earnings per share increased by 48% in fiscal year 2005. The increase was primarily due to higher fees for providing investment management and fund administration services (“investment management fees”) and underwriting and distribution fees consistent with a 21% increase in our simple monthly average assets under management and higher gross sales on which commissions are earned. In addition, we experienced a lower effective tax rate and a lower net charge to our provision for governmental investigations, proceedings and actions. The resulting increase in net income was partially offset by higher underwriting and distribution, and compensation and benefits expenses.

The increase in diluted earnings per share in fiscal year 2005 was due to higher net income, partially offset by the effect of an increase in diluted weighted-average shares outstanding to 262.6 million in fiscal year 2005 from 260.3 million in fiscal year 2004, as the increase in diluted weighted-average shares from the assumed conversion of stock options granted was greater than stock repurchases during fiscal year 2005.

Net income and diluted earnings per share increased by 41% in fiscal year 2004 primarily due to higher operating revenues consistent with a 26% increase in our simple monthly average assets under management, higher gross sales on which commissions are earned and an increase in billable shareholder accounts. These increases were partially offset by higher underwriting and distribution expenses, higher compensation and benefit expense, the provision for governmental investigations, proceedings and actions and a higher effective tax rate in fiscal year 2004 as compared with the prior year. The decline in diluted weighted-average shares outstanding to 260.3 million in fiscal year 2004 from 262.8 million in fiscal year 2003, also contributed to the increase in diluted earnings per common share. The decrease in diluted weighted-average shares outstanding resulted from stock repurchases, especially in the latter half of fiscal year 2003, partially offset by an increase in dilution from the assumed conversion of stock options granted as the price of our common stock increased during fiscal year 2004.

We restated diluted earnings per common share and diluted average shares outstanding for fiscal years 2004 and 2003 to reflect the adoption of the Emerging Issues Task Force Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.”

Assets Under Management

(in billions) As of September 30,	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
Equity
Global/international	$185.7	$132.9	$99.8	40%	33%
Domestic (U.S.)	77.9	66.4	55.4	17%	20%

Total equity	263.6	199.3	155.2	32%	28%
Hybrid	78.4	59.0	45.8	33%	29%
Fixed-Income
Tax-free	53.8	51.3	52.2	5%	(2)%
Taxable
Domestic (U.S.)	32.7	31.3	31.1	4%	1%
Global/international	18.7	14.2	11.8	32%	20%

Total fixed-income	105.2	96.8	95.1	9%	2%
Money Market	5.9	6.8	5.8	(13)%	17%

Total	$453.1	$361.9	$301.9	25%	20%

Simple Monthly Average for the Year[1]	$410.8	$340.2	$269.8	21%	26%

[1]	Investment management fees from approximately 53% of our assets under management at September 30, 2005 were calculated using daily average assets under management.

Our assets under management at September 30, 2005 were $453.1 billion, 25% higher than they were a year ago, due to excess sales over redemptions of $36.0 billion and market appreciation of $57.6 billion during fiscal year 2005. Simple monthly average assets under management, which are generally more indicative of trends in revenue for providing investment management and fund administration services (“investment management services”) than the year over year change in ending assets under management, increased 21% during fiscal year 2005.

The simple monthly average mix of assets under management for the last three fiscal years is shown below.

Years Ended September 30,	2005	2004	2003
Equity	57%	54%	49%
Hybrid	17%	16%	15%
Fixed-income	25%	28%	34%
Money market	1%	2%	2%

Total	100%	100%	100%

The following table presents industry data showing average effective management fee rates1 for the last three fiscal years. The data was obtained from Lipper® Inc. and our actual effective fee rates may vary from these rates.

Years Ended September 30,	2005	2004	2003
Equity
Global/international	0.72%	0.72%	0.71%
Domestic (U.S.)	0.54%	0.53%	0.54%
Hybrid	0.44%	0.40%	0.42%
Fixed-Income
Tax-free	0.41%	0.42%	0.42%
Taxable
Domestic (U.S.)	0.43%	0.43%	0.43%
Global/international	0.57%	0.57%	0.60%
Money Market	0.25%	0.26%	0.27%

[1]	Industry asset-weighted average management fee rates were calculated using information available from Lipper® Inc. at September 30, 2005 and include all U.S.-based, open-ended funds that reported expense data to Lipper® Inc. as of the funds’ most recent annual report date, and for which expenses were greater or equal to zero. Management fees include fees earned from providing investment management services. The averages combine retail and institutional funds data and include all share classes and distribution channels, without exception. Variable annuity products are not included.

For fiscal year 2005, our effective investment management fee rate (investment management fees divided by simple monthly average assets under management) increased to 0.598% from 0.579% in fiscal year 2004. The change in the mix of assets under management, resulting from higher excess sales over redemptions, greater appreciation for equity and hybrid as compared to fixed-income products, and an increase in performance fees, led to the increase in our effective investment management fee rate. Generally, investment management fees earned on equity and hybrid products are higher than fees earned on fixed-income products.

For fiscal year 2004, our effective investment management fee rate increased to 0.579% from 0.551% in fiscal year 2003. The change in the mix of assets under management, resulting from higher excess sales over redemptions and appreciation for equity as compared to fixed-income products, led to the increase in the effective investment management fee rate.

Assets under management by sales region were as follows:

(in billions)

As of September 30,	2005	% of Total	2004	% of Total
United States	$324.0	72%	$265.3	73%
Canada	33.9	7%	25.8	7%
Europe	46.4	10%	29.5	8%
Asia/Pacific and other[1]	48.8	11%	41.3	12%

Total	$453.1	100%	$361.9	100%

[1]	Includes multi-jurisdictional assets under management.

Approximately 72% of our assets under management at September 30, 2005 originated from our U.S. sales region and approximately 67% of our operating revenues originated in the United States in fiscal year 2005. Due to the global nature of our business operations, investment management and related services may be performed in locations unrelated to the sales region.

Components of the change in our assets under management and the percentage change in these components for the last three fiscal years were as follows:

(in billions)

Years Ended September 30,	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
Beginning assets under management	$361.9	$301.9	$247.8	20%	22%
Sales	122.5	96.8	81.3	27%	19%
Reinvested distributions	8.3	4.9	3.7	69%	32%
Redemptions	(86.5)	(74.4)	(66.9)	16%	11%
Distributions	(10.8)	(7.1)	(6.0)	52%	18%
Acquisitions	0.1	0.9	—	(89%)	N/A
Appreciation	57.6	38.9	42.0	48%	(7%)

Ending Assets Under Management	$453.1	$361.9	$301.9	25%	20%

Excess sales over redemptions were $36.0 billion in fiscal year 2005 as compared to $22.4 billion in fiscal year 2004 and $14.4 billion in fiscal year 2003. Gross product sales increased 27% while redemptions increased 16% in fiscal year 2005. The acquisition of Darby Overseas Investments, Ltd. and Darby Overseas Partners, L.P. (collectively “Darby Overseas”) added $0.9 billion in assets under management related to private equity, mezzanine and emerging markets fixed-income products as of the acquisition date, on October 1, 2003. The acquisition of the general partner of the Dresdner Kleinwort Benson Emerging Europe Fund, L.P., a private equity fund focused on Central and Eastern Europe, added $0.1 billion in assets under management as of the acquisition date, on January 1, 2005.

Our products experienced $57.6 billion in appreciation in fiscal year 2005, as compared to $38.9 and $42.0 billion in fiscal years 2004 and 2003.

Operating Revenues

The table below presents the percentage change in each revenue category between fiscal year 2005 and fiscal year 2004 and between fiscal year 2004 and fiscal year 2003, and the percentage of total operating revenues that each revenue category represented for the last three fiscal years.

	Percentage Change		Percentage of Total Operating Revenues
	2005 vs. 2004	2004 vs. 2003	2005	2004	2003
Investment management fees	25%	32%	57%	57%	57%
Underwriting and distribution fees	33%	35%	36%	34%	32%
Shareholder servicing fees	4%	12%	6%	7%	8%
Consolidated sponsored investment products income, net	25%	3,684%	—	—	—
Other, net	(9%)	(8%)	1%	2%	3%

Total Operating Revenues	25%	31%	100%	100%	100%

Investment Management Fees

Investment management fees, accounting for 57% of our operating revenues in fiscal year 2005, include fees earned from providing investment management services. These fees are generally calculated under contractual arrangements with our sponsored investment products or clients as a percentage of the market value of assets under management. Annual rates vary by investment objective and types of service provided.

Investment management fees increased 25% in fiscal year 2005 consistent with a 21% increase in simple monthly average assets under management and an increase in our effective investment management fee rate resulting from a shift in asset mix toward equity and hybrid products, which generally carry higher investment management fees than fixed-income products.

Investment management fees increased 32% in fiscal year 2004 consistent with a 26% increase in simple monthly average assets under management and an increase in our effective investment management fee rate resulting from a shift in average asset mix toward equity products, which generally carry higher investment management fees than fixed-income products.

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

Many of our sponsored investment products pay distribution fees in return for sales, marketing and distribution efforts on their behalf. While other contractual arrangements exist in international jurisdictions, in the United States, distribution fees include “12b-1 fees”. These fees are subject to maximum payout levels based on a percentage of the assets in each fund and other regulatory limitations. See Part I, Item I of this report for a description of U.S. underwriting and distribution fees by share class.

We pay a significant portion of underwriting and distribution fees to the financial advisers and other intermediaries who sell our sponsored investment products to the public on our behalf. See the description of underwriting and distribution expenses below.

Overall, underwriting and distribution fees increased 33% in fiscal year 2005. Underwriting fees increased 40% primarily due to a 27% increase in gross product sales along with a change in the sales mix. Distribution fees increased 29% consistent with a 21% increase in simple monthly average assets under management and a change in the asset and share class mix.

Underwriting and distribution fees increased 35% in fiscal year 2004. Underwriting fees increased 33% primarily due to a 19% increase in gross product sales along with a change in the sales mix. Distribution fees increased 36% consistent with a 26% increase in simple monthly average assets under management and a change in the asset and share class mix.

Shareholder Servicing Fees

Shareholder servicing fees are generally fixed charges per shareholder account that vary with the particular type of fund and the service being rendered. In some instances, sponsored investment products are charged these fees based on the level of assets under management. We receive fees as compensation for providing varying levels of transfer agency services, including providing customer statements, transaction processing, customer service and tax reporting. In the United States, transfer agency service agreements provide that accounts closed in a calendar year generally remain billable at a reduced rate through the second quarter of the following calendar year. In Canada, such agreements provide that accounts closed in the calendar year remain billable for four months after the end of the calendar year. Accordingly, the level of fees will vary with the growth in new accounts and the level of closed accounts that remain billable.

Shareholder servicing fees increased 4% in fiscal year 2005. The increase reflects a 7% increase in simple monthly average billable shareholder accounts, partially offset by a shift to shareholder accounts that are billable at a lower rate.

Shareholder servicing fees increased 12% in fiscal year 2004. The increase reflects an 18% increase in simple monthly average billable shareholder accounts, primarily due to the overall increase in number of shareholder accounts billable under revised shareholder service fee agreements in the United States that became effective on January 1, 2003, partially offset by a decline in fee rates chargeable on accounts closed in the prior calendar year, under these agreements.

Consolidated Sponsored Investment Products Income, Net

Consolidated sponsored investment products income, net reflects the net investment income, including dividends received, of sponsored investment products consolidated under Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities (revised December 2003)” (“FIN 46-R”) and FASB Statement of Financial Accounting Standards No. 94, “Consolidation of All Majority-Owned Subsidiaries”.

The 25% increase in fiscal year 2005 reflects the fluctuation in timing and amounts of income earned by these sponsored investment products, while the 3,684% increase in fiscal year 2004 reflects primarily an increase in the number of products that have been consolidated in our results of operations.

Other, Net

Other, net consists primarily of revenues from the banking/finance operating segment as well as income from custody services. Revenues from the banking/finance operating segment include interest income on loans, servicing income, and investment income on banking/finance investment securities, and are reduced by interest expense and the provision for probable loan losses.

Other, net decreased 9% in fiscal year 2005 due to lower realized gains on sales of automotive loans and an increase in interest expense related to our financing of the automotive lending program, partially offset by a decline in the provision for probable loan losses primarily related to our automotive portfolio.

Other, net decreased 8% in fiscal year 2004 due to lower realized gains on sale of automotive loans and decreased interest income on investments, partially offset by a decrease in the provision for probable loan losses related to our consumer lending portfolio and lower interest expense.

Operating Expenses

The table below presents the percentage change in each expense category between fiscal year 2005 and fiscal year 2004 and between fiscal year 2004 and fiscal year 2003, and the percentage of total operating expenses that each expense category represented for the last three fiscal years.

	Percentage Change		Percentage of Total Operating Expenses
	2005 vs. 2004	2004 vs. 2003	2005	2004	2003
Underwriting and distribution	36%	35%	47%	41%	39%
Compensation and benefits	13%	18%	29%	31%	33%
Information systems, technology and occupancy	5%	(4%)	9%	11%	14%
Advertising and promotion	23%	21%	4%	4%	4%
Amortization of deferred sales commissions	24%	35%	4%	4%	4%
Amortization of intangible assets	(1%)	4%	1%	1%	1%
Provision for governmental investigations, proceedings and actions, net	(68%)	N/A	1%	4%	N/A
September 11, 2001 recovery, net	(100%)	588%	—	(1%)	—
Other	17%	24%	5%	5%	5%

Total Operating Expenses	21%	26%	100%	100%	100%

Underwriting and Distribution

Underwriting and distribution includes expenses paid to financial advisers and other third parties for selling, distributing and providing ongoing services to investors in our sponsored investment products. Underwriting and distribution expenses increased 36% in fiscal year 2005 and 35% in fiscal year 2004 consistent with similar trends in underwriting and distribution revenues.

Compensation and Benefits

Compensation and benefits increased 13% during fiscal year 2005, primarily resulting from an increase in bonus expense under the Amended and Restated Annual Incentive Compensation Plan, pursuant to which bonus awards have been made, based, in part, on our performance. In addition, we experienced increases related to the annual merit salary adjustments effective in October 2004, higher staffing levels and other employee benefits.

Compensation and benefits increased 18% during fiscal year 2004, primarily resulting from an increase in bonus expense under the Amended and Restated Annual Incentive Compensation Plan, our annual merit salary adjustments effective in October 2003 and additional compensation and benefit costs related to the acquisition of Darby Overseas in October 2003.

We continue to place a high emphasis on our pay for performance philosophy. As such, any changes in the underlying performance of our sponsored investment products or changes in the composition of our incentive compensation offerings could have an impact on compensation and benefits going forward. However, in order to attract and retain talented individuals, our level of compensation and benefits may increase more quickly or decrease more slowly than our revenue. We employed approximately 7,200 people at September 30, 2005 as compared to about 6,700 at September 30, 2004.

Information Systems, Technology and Occupancy

Information systems, technology and occupancy costs increased 5% in fiscal year 2005 primarily due to higher building costs related to global expansion and an increase in technology consulting and outside market data services. This increase was partially offset by a continued decrease in depreciation levels for equipment and software related to a decrease in purchases of information systems and technology equipment as certain of our technology equipment is periodically replaced with new equipment under our technology outsourcing agreement, and a decline in the number and scope of technology projects that have been completed and are therefore subject to amortization.

Information systems, technology and occupancy costs decreased 4% in fiscal year 2004 primarily due to lower depreciation levels for equipment and software related to a decrease in purchases of information systems and technology equipment and the stabilization in the number and scope of new technology project initiatives. The decrease was partly offset by an increase in market data services and building depreciation.

Details of capitalized information systems and technology costs, which exclude occupancy costs, were as follows for the last three fiscal years:

(in millions)	2005	2004	2003
Net carrying amount at beginning of period	$51.3	$79.1	$121.5
Additions during period, net of disposals and other adjustments	21.3	16.3	25.8
Net assets added through acquisitions	—	0.3	—
Amortization during period	(29.9)	(44.4)	(68.2)

Net Carrying Amount at End of Period	$42.7	$51.3	$79.1

Advertising and Promotion

Advertising and promotion increased 23% in fiscal year 2005 due to an increase in direct advertising campaigns and marketing and promotion efforts globally. Advertising and promotion increased 21% in fiscal year 2004, due to the elimination of directed brokerage effective November 28, 2003 and higher expenditures on direct advertising campaigns and marketing materials.

We are committed to investing in advertising and promotion in response to changing business conditions, and in order to advance our products where we see continued or potential new growth opportunities, which means that the level of advertising and promotion expenditures may increase more rapidly, or decrease more slowly, than our revenues. In addition to potential changes in our strategic marketing campaigns, advertising and promotion may also be impacted by changes in levels of sales and assets under management that affect marketing support payments made to the distributors of our sponsored investment products.

Amortization of Deferred Sales Commissions

Certain fund share classes globally, including Class B in the United States, are sold without a front-end sales charge to shareholders, although our distribution subsidiaries pay a commission on the sale. Furthermore, in the United States, Class A shares are sold without a front-end sales charge to shareholders when minimum investment criteria are met and Class C shares have been sold without a front-end sales charge since January 1, 2004. However, our U.S. distribution subsidiary pays a commission on these sales. We defer all up-front commissions paid by our distribution subsidiaries and amortize them over 12 months to 8 years depending on share class or financing arrangements.

Class B and certain of our Class C deferred commission assets (“DCA”) arising from our U.S., Canadian and European operations are financed through Lightning Finance Company Limited (“LFL”), a company in which we have a 49% ownership interest. LFL has entered into a financing agreement with our U.S. distribution subsidiary and we maintain a continuing interest in the DCA transferred to LFL until resold by LFL. As a result, we retain DCA sold to LFL under the U.S. agreement and a corresponding financing liability in our financial statements and amortize them over an 8-year period, or until sold by LFL to third parties. In contrast to the U.S. arrangement, LFL has entered into direct agreements with our Canadian and European sponsored investment products, and, as a result, we do not record DCA from these sources in our financial statements. The U.S. funds that had offered Class B shares ceased offering these shares to new investors and existing shareholders effective during the quarter ended March 31, 2005. Existing Class B shareholders may continue to exchange shares into Class B shares of different funds. Existing Class B shareholders may also continue to reinvest dividends in additional Class B shares. The cessation of purchases of Class B shares by new investors and existing shareholders may have a negative effect on the overall sales of the funds’ shares and cause a decrease in the levels of deferred commission amortization.

Amortization of deferred sales commissions increased 24% in fiscal year 2005 and 35% in fiscal year 2004 primarily due to increased gross product sales and because LFL did not sell any U.S. DCA in a securitization transaction in either year.

Amortization of Intangible Assets

Amortization of intangible assets decreased 1% in fiscal year 2005 and increased 4% in fiscal year 2004, primarily due to foreign currency movements in intangible assets not denominated in U.S. dollars. As of March 31, 2005, we completed our most recent annual impairment test of goodwill and indefinite-lived intangible assets under FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and we determined that there was no impairment to these assets as of October 1, 2004.

Provision for Governmental Investigations, Proceedings and Actions, Net

In fiscal year 2005, we recognized charges to income aggregating to $42.0 million ($26.5 million, net of taxes) and we received $8.4 million from our insurance provider for certain legal costs associated with previously disclosed governmental investigations and litigation.

In fiscal year 2004, we recognized charges to income of $105.0 million ($80.6 million, net of taxes), related to ongoing governmental investigations, proceedings and actions.

September 11, 2001 Recovery, Net

In January 2004, we received $32.5 million from our insurance carrier for claims related to the September 11, 2001 terrorist attacks that destroyed Fiduciary Trust’s headquarters. These proceeds represented final recoveries for claims submitted to our insurance carrier. We realized a gain of $30.3 million ($18.3 million, net of taxes). All remaining contingencies related to our insurance claims have been resolved.

Other Operating Expenses

Other operating expenses consist primarily of professional fees, investment management and shareholder servicing fees payable to external parties, corporate travel and entertainment, and other miscellaneous expenses.

Other operating expenses increased 17% in fiscal year 2005, due primarily to an increase in investment management fees payable to external parties consistent with an increase in simple monthly average assets under management, higher corporate travel and entertainment, and higher professional fees including fees related to our compliance with the Sarbanes-Oxley Act of 2002 and related rules.

Other operating expenses increased 24% in fiscal year 2004, due primarily to an increase in investment management fees payable to external parties consistent with an increase in simple monthly average assets under management, higher corporate travel and entertainment, and higher professional fees including costs related to governmental investigations, proceedings and actions.

Other Income (Expenses)

Other income (expenses) includes net realized and unrealized investment gains (losses) of consolidated sponsored investment products, investment and other income, and interest expense. Investment and other income, net is comprised primarily of income related to our investments, including dividends, interest income, realized gains and losses and income from investments accounted for using the equity method of accounting, as well as minority interest in less than wholly-consolidated subsidiaries and investments, and foreign currency exchange gains and losses.

Other income (expenses) increased 110% in fiscal year 2005 primarily due to higher net realized and unrealized investment gains by our consolidated sponsored investment products, net of related minority interest in less than wholly-consolidated subsidiaries and investments, higher interest income from term deposits and debt securities, higher dividends from our sponsored investment products and higher equity method income from our investments.

Other income (expenses) increased 21% in fiscal year 2004 due to higher net realized and unrealized investment gains by our consolidated sponsored investment products net of related minority interest in less than wholly-consolidated subsidiaries and investments, as well as higher dividends, interest, net realized gains and equity method income from our investments. The increase was partially offset by higher interest expense related to the issuance of five-year senior notes in April 2003.

Taxes on Income

As a multi-national corporation, we provide investment management and related services to a wide range of international investment products, often managed from locations outside the United States. Some of these jurisdictions have lower tax rates than the United States. The mix of pre-tax income (primarily from our investment management and related services business) subject to these lower rates, when aggregated with income originating in the United States, produces a lower overall effective income tax rate than existing U.S. federal and state income tax rates.

Our effective income tax rate for fiscal year 2005 decreased to 26%, as compared to 29% in 2004 and 28% in fiscal year 2003. Income taxes were provided at a reduced rate for fiscal year 2005 due primarily to a favorable state tax ruling, obtained in fiscal year 2005, which results in a refund of tax from multiple prior years. Going forward, the effective income tax rate will continue to reflect the relative contributions of foreign earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income, as well as other factors, including a reduction in our state tax liabilities due to the favorable state tax ruling which is in effect through fiscal year 2007.

Liquidity and Capital Resources

The following table summarizes certain key financial data relating to our liquidity, and sources and uses of capital:

(in millions) As of and for the Years Ended September 30,	2005	2004	2003
Balance Sheet Data
Assets
Liquid assets	$4,814.4	$4,279.3	$3,272.3
Cash and cash equivalents	$3,152.2	2,917.2	1,053.7
Liabilities
Federal Home Loan Bank advances	$—	$6.0	$—
Variable Funding Note	239.2	—	—
Commercial paper	169.4	169.6	—
Convertible Notes	540.1	530.1	520.3
Medium Term Notes	420.0	420.0	420.0
Other long-term debt	248.3	246.3	168.6
Total debt	1,617.0	1,372.0	1,123.7

Cash Flow Data
Operating cash flows	$1,089.2	$929.7	$536.4
Investing cash flows	(257.6)	841.4	(259.8)
Financing cash flows	(596.7)	92.4	(203.5)

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

The increase in total debt outstanding from September 30, 2004 relates primarily to the issuance of a variable funding note (“Variable Funding Note”) payable under a one-year revolving $250 million variable funding note warehouse credit facility secured by cash and/or automobile loans, and the increase in the long-term financing liability recognized in relation to U.S. DCA financed by LFL.

We experienced higher operating cash flows in fiscal year 2005, as compared to fiscal year 2004, due to higher net income and an increase in other liabilities in fiscal year 2005, and an increase in trading securities, net in fiscal year 2004, partially offset by higher originations of loans held for sale in fiscal year 2005. In fiscal year 2005, we experienced net cash used in investing activities as compared to net cash provided by investing activities in fiscal year 2004, due primarily to excess purchases of investments over liquidations and additions of property and equipment. Net cash used in financing activities increased in fiscal year 2005, as compared to fiscal year 2004, principally due to a special cash dividend that was declared on March 15, 2005 and paid on April 15, 2005 to holders of record of our common stock on March 31, 2005. The $2.00 per share special cash dividend returned $502.1 million to investors. Cash used in financing activities also increased as a result of repurchases of our common stock. In fiscal year 2005, we repurchased 2.5 million shares of our common stock at a cost of $170.1 million. At September 30, 2005, approximately 10.7 million shares remained available for repurchase under our existing stock repurchase program. We repurchased 1.3 million shares of our common stock at a cost of $67.6 million in fiscal year

2004, and 15.3 million shares at a cost of $580.6 million, including common stock repurchased under put option agreements, in fiscal year 2003.

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

As of September 30, 2005, we had $300.0 million of debt and equity securities available to be issued under a shelf registration statement filed with the SEC and $330.0 million of additional commercial paper available for issuance. On June 10, 2005, we entered into a $420.0 million Five Year Facility Credit Agreement with certain banks and financial institutions. The Five Year Facility Credit Agreement replaced our $210.0 million 364-day revolving credit facility, which matured by its terms on June 2, 2005, and our $210.0 million five-year revolving credit facility, which was terminated on June 10, 2005, prior to its scheduled expiration date of June 6, 2007. There were no amounts outstanding under either the former 364-day or the former five-year credit facilities on the respective dates of termination and no early termination penalties were incurred by us. At September 30, 2005, the Five Year Facility Credit Agreement was undrawn and available. In addition, at September 30, 2005, our banking/finance operating segment had $345.0 million in available uncommitted short-term bank lines under the Federal Reserve Funds system, the Federal Reserve Bank discount window, and Federal Home Loan Bank short-term borrowing capacity. Our ability to access the capital markets in a timely manner depends on a number of factors including our credit rating, the condition of the global economy, investors’ willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. In extreme circumstances, we might not be able to access this liquidity readily.

Our investment management and related services operating segment finances Class B and certain Class C DCA arising from our U.S., Canadian and European operations through LFL, a company in which we have a 49% ownership interest. Class B and C sales commissions that we have financed globally through LFL during fiscal year 2005, were approximately $118.0 million compared to $163.4 million in fiscal year 2004. As noted above, the U.S. funds that had offered Class B shares ceased offering these shares to new investors and existing shareholders effective during the quarter ended March 31, 2005. Existing Class B shareholders may continue to exchange shares into Class B shares of different funds as well as reinvest dividends in additional Class B shares. As a result, we expect a continued decrease in DCA financed through LFL in future years. LFL’s ability to access credit facilities and the securitization market will also directly affect our existing financing arrangements.

Our banking/finance operating segment finances its automotive lending activities through operational cash flows, the issuance of notes under a variable funding note warehouse credit facility, inter-segment loans and by selling its auto loans in securitization transactions with qualified special purpose entities, which then issue asset-backed securities to private investors. Gross sale proceeds from auto loan securitization transactions were $231.6 million in fiscal year 2005 and $471.8 million in fiscal year 2004.

As noted above, in March 2005, our subsidiary, Franklin Capital Corporation, entered into definitive agreements to create a new one-year revolving $250.0 million variable funding note warehouse credit facility. Under these agreements, and through a special purpose statutory trust (the “Trust”), we issued the Variable Funding Note payable to certain administered conduits in the amount of up to $250.0 million. Security for the repayment of the Variable Funding Note consists of cash and/or a pool of automobile loans that meet certain eligibility requirements. Credit enhancements for the Variable Funding Note require us to provide as collateral loans held for sale with a fair value in excess of the value of the Variable Funding Note, as well as to hold in trust additional cash balances to cover certain shortfalls. In addition, we provide a payment provider commitment in an amount not to exceed 4.66% of the pool balance. Directly and through the Trust, we also entered into interest rate swap agreements to mitigate the interest rate risk between the fixed interest rate on the pool of automobile loans and the floating interest rate being paid on the Variable Funding Note. In December 2005, we entered into an auto loan securitization transaction for the sale of loans held for sale with a carrying value of approximately $348.2 million, which included loans held by the Trust. Total pre-tax gain recorded on this sale was approximately $0.9 million, including a gain on the interest rate swap, net of market gains already recognized in income during fiscal year 2005.

Our ability to access the securitization and capital markets will directly affect our plans to finance the auto loan portfolio in the future.

Uses of Capital

We expect that the main uses of cash will be to expand our core business, make strategic acquisitions, acquire shares of our common stock, fund property and equipment purchases, pay operating expenses of the business, enhance technology infrastructure and business processes, pay stockholder dividends and repay and service debt.

In May 2001, we received approximately $490.0 million in net proceeds from the sale of $877.0 million principal amount at maturity of Liquid Yield Option Notes due 2031 (Zero Coupon–Senior) (the “Convertible Notes”). The issue price of the Convertible Notes, which were offered to qualified institutional buyers only, represented a yield to maturity of 1.875% per annum excluding any contingent interest. Each of the $1,000 (principal amount at maturity) Convertible Notes will become convertible prior to maturity into 9.3604 shares of our common stock (subject to adjustment) following the occurrence of certain specified triggering events. In particular, the Convertible Notes will become convertible if, during any calendar quarter, the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than a specified percentage (initially 120% as of the third quarter of fiscal year 2001 and declining 0.084% each quarter thereafter) of the accreted conversion price per share of our common stock on the last trading day of the preceding calendar quarter. Based on this formula, the Convertible Notes were not convertible during the quarter ended September 30, 2005. However, holders may convert their Convertible Notes during the quarter ending December 31, 2005 because the closing sale price of our common stock during the quarter ended September 30, 2005 for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the quarter was more than $78.34 (118.57% of $66.07, which was the accreted conversion price per share of our common stock on the last trading day of the quarter). At December 1, 2005, $1.2 million of these notes have been tendered for conversion.

The Convertible Notes also will become convertible prior to maturity if: (i) the assigned credit rating by Moody’s or Standard and Poor’s of the Convertible Notes is at or below Baa2 or BBB, respectively; (ii) the Convertible Notes are called for redemption; or (iii) certain specified corporate transactions have occurred. Separately, we will pay contingent interest to the holders of Convertible Notes during any six-month period commencing May 12, 2006 if the average market price of a Convertible Note for a measurement period preceding such six-month period equals 120% or more of the sum of the issue price and accrued original issue discount. Through September 30, 2005, we have repurchased Convertible Notes with a face value of $5.9 million principal amount at maturity, for their accreted value of $3.5 million, in cash. We may redeem the remaining Convertible Notes for cash on or after May 11, 2006 or, at the option of the holders, we may be required to make additional repurchases on May 11 in each of 2006, 2011, 2016,

2021 and 2026. In this event, we may choose to pay the accreted value of the Convertible Notes in cash or shares of our common stock. The amount that the holders may redeem in the future will depend on, among other factors, the performance of our common stock.

In December 2004, the FASB issued Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS 109-2”). The American Jobs Creation Act of 2004 (the “Jobs Act”) was signed into law on October 22, 2004. Under a provision of the Jobs Act, we may elect to repatriate certain earnings of our foreign-based subsidiaries at a reduced U.S. federal tax rate in either of our fiscal years ended September 30, 2005 or ending September 30, 2006. FSP FAS 109-2 provides guidance on when an enterprise should recognize in its financial statements the effects of the one-time tax benefit of repatriation of foreign earnings under the Jobs Act, and specifies interim disclosure requirements. We are currently evaluating the effect of the repatriation provision under the Jobs Act. We expect to complete this evaluation no earlier than the second quarter of fiscal year 2006. The range of possible amounts we are considering for repatriation is between zero and $1,983 million, and the potential range of federal and state income tax associated with these amounts, which are subject to a reduced tax rate, is between zero and $117.0 million.

We continue to look for opportunities to control our costs and expand our global presence. In this regard, we have recently committed approximately $35.5 million to acquire land and build a campus in Hyderabad, India, to establish support services for several of our global functions. At September 30, 2005, we have incurred approximately $3.5 million of these costs. We expect to complete and occupy the campus in fiscal year 2007.

Contractual Obligations and Commercial Commitments

Contractual Obligations and Commitments

The following table summarizes contractual cash obligations and commitments at September 30, 2005. We believe that we can meet these obligations and commitments through existing liquid assets, continuing cash flows from operations and borrowing capacity under current credit facilities.

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Non-current debt	$1,208.4	$40.2	$502.9	$80.2	$585.1
Operating leases[1]	345.6	44.8	79.2	55.3	166.3
Purchase obligations[2]	425.8	128.9	112.0	75.8	109.1

Total Contractual Obligations	1,979.8	213.9	694.1	211.3	860.5

Loan origination commitments	224.1	224.1	—	—	—
Capital contribution commitments[3]	115.7	115.1	0.6	—	—

Total Contractual Obligations and Commitments	$2,319.6	$553.1	$694.7	$211.3	$860.5

[1]	Operating lease obligations are presented net of future receipts on contractual sublease arrangements totaling $37.6 million as of September 30, 2005.
[2]	Purchase obligations include contractual amounts that will be due to purchase goods and services to be used in our operations and may be cancelled at earlier times than those indicated under certain conditions that may include termination fees. In particular, under an agreement to outsource management of our data center and distributed server operations that we can terminate any time after July 1, 2006, we estimate that the termination fee payable in July 2006, not including costs associated with assuming equipment leases, would approximate $13.5 million and would decrease each month for the subsequent two years, reaching a payment of approximately $2.2 million in July 2008.
[3]	Capital contribution commitments relate to our contractual commitments to fund certain of our sponsored investment products.

Contingent Obligations

In relation to the auto loan securitization transactions that we have entered into with a number of qualified special purpose entities, we are obligated to cover shortfalls in amounts due to note holders up to certain levels as specified in the related agreements. At September 30, 2005, the maximum potential amount of future payments related to these obligations was $31.7 million. In addition, our Consolidated Balance Sheet at September 30, 2005 included a $0.1 million liability to reflect the fair value of these obligations arising from auto securitization transactions entered into subsequent to December 31, 2002.

At September 30, 2005, the banking/finance operating segment had issued financial standby letters of credit totaling $2.7 million on which beneficiaries would be able to draw upon in the event of non-performance by our customers, primarily in relation to lease and lien obligations of these banking customers. These standby letters of credit, issued prior to January 1, 2003, were secured by marketable securities with a fair value of $3.0 million at September 30, 2005 and commercial real estate.

Off-Balance Sheet Arrangements

As discussed above, we obtain financing for sales commissions that we pay to broker/dealers on Class B and certain Class C shares of our sponsored investment products through LFL, a company established in Ireland to provide DCA financing. We hold a 49% ownership interest in LFL and we account for this ownership interest using the equity method of accounting. Our exposure to loss related to our investment in LFL is limited to the carrying value of our investment, and interest and fees receivable from LFL. At September 30, 2005, those amounts approximated $21.1 million. During fiscal year 2005, we recognized pre-tax income of approximately $9.0 million for our share of its net income over this period.

As discussed above, our banking/finance operating segment periodically enters into auto loan securitization transactions with qualified special purpose entities, which then issue asset-backed securities to private investors. Our main objective in entering into these securitization transactions is to obtain financing for auto loan activities. Securitized loans held by the securitization trusts totaled $577.7 million at September 30, 2005 and $768.9 million at September 30, 2004.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that impact our financial position and results of operations. These estimates and assumptions are affected by our application of accounting policies. Below we describe certain critical accounting policies that we believe are important to understanding our results of operations and financial position. For additional information about our accounting policies, please refer to Note 1 to the Consolidated Financial Statements.

Goodwill and Other Intangible Assets

We make significant estimates and assumptions when valuing goodwill and other intangible assets in connection with the initial purchase price allocation of an acquired entity, as well as when evaluating impairment of intangibles on an ongoing basis.

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

Intangible assets subject to amortization are tested for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If such a test were to indicate that the carrying value of the assets exceeded the undiscounted cash flow expected to result from their use and eventual disposition, an impairment loss would be recognized as the amount by which the carrying value of the assets exceeded their fair value.

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

Income Taxes

As a multinational corporation, we operate in various locations outside the United States. As of September 30, 2005, and based on tax laws in effect as of this date, it is our intention to continue to indefinitely reinvest the undistributed earnings of foreign subsidiaries. As a result, we have not made a provision for U.S. taxes and have not recorded a deferred tax liability on $2,987.7 million of cumulative undistributed earnings recorded by foreign subsidiaries as of September 30, 2005. Changes to our policy of reinvesting foreign earnings may have a significant effect on our financial condition and results of operations.

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

We evaluate our investments for other-than-temporary decline in value on a periodic basis. This may exist when the fair value of an investment security has been below the carrying value for an extended period of time. As most of our investments are carried at fair value, if an other-than-temporary decline in value is determined to exist, the unrealized investment loss recorded net of tax in accumulated other comprehensive income is realized as a charge to net income, in the period in which the other-than-temporary decline in value is determined. We classify securities as trading when it is management’s intent at the time of purchase to sell the security within a short period of time. Accordingly, we record unrealized gains and losses on these securities in our consolidated income.

While we believe that we have accurately estimated the amount of other-than-temporary decline in value in our portfolio, different assumptions could result in changes to the recorded amounts in our financial statements.

Loss Contingencies

We are involved in various lawsuits and claims encountered in the normal course of business. When such a matter arises and periodically thereafter, we consult with our legal counsel and evaluate the merits of the claims based on the facts available at that time. In management’s opinion, an adequate accrual has been made as of September 30, 2005 to provide for any probable losses that may arise from these matters for which we could reasonably estimate an amount. See also Note 13 to out Notes to Consolidated Financial Statements include in Part II, Item 8 of this report and “Legal Proceedings” included in Part I, Item 3 of this report.

Variable Interest Entities

Under FIN 46-R, a variable interest entity (“VIE”) is an entity in which the equity investment holders have not contributed sufficient capital to finance its activities or the equity investment holders do not have defined rights and obligations normally associated with an equity investment. FIN 46-R requires consolidation of a VIE by the enterprise that has the majority of the risks and rewards of ownership, referred to as the primary beneficiary.

Evaluating whether related entities are VIEs, and determining if we qualify as the primary beneficiary of these VIEs, is highly complex and involves the use of estimates and assumptions. To determine our interest in the expected losses or residual returns of each VIE, we performed an expected cash flow analysis using certain discount rate and volatility assumptions based on available historical information and management’s estimates. Based on our analysis, we consolidated one VIE into our financial statements as of September 30, 2005. While we believe that our testing and approach were appropriate, future changes in estimates and assumptions may affect our decision and lead to the consolidation of other VIEs in our financial statements.

Banking/Finance Segment Interest Income and Margin Analysis

The following table presents the banking/finance operating segment’s net interest income and margin for the fiscal years ended September 30, 2005, 2004 and 2003:

	2005			2004			2003
(in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Federal funds sold and securities purchased under agreements to resell	$80.9	$2.4	2.97%	$32.1	$0.3	0.93%	$59.8	$0.9	1.51%
Investment securities, available-for-sale	238.5	8.5	3.56%	321.4	11.0	3.42%	421.3	18.2	4.32%
Loans to banking clients[1]	441.4	30.9	7.00%	451.3	27.7	6.14%	460.3	30.4	6.60%

Total earning assets	$760.8	$41.8	5.49%	$804.8	$39.0	4.85%	$941.4	$49.5	5.26%
Interest-bearing deposits	$555.4	$7.5	1.35%	$597.5	$4.3	0.72%	$692.8	$6.4	0.92%
Inter-segment debt	18.6	0.4	2.15%	88.2	1.4	1.59%	121.5	2.5	2.06%
Federal funds purchased and securities sold under agreements to repurchase	2.6	0.1	3.85%	15.6	0.2	1.28%	20.8	0.3	1.44%
Variable Funding Note	77.9	2.9	3.72%	—	—	—	—	—	—

Total interest-bearing liabilities	$654.5	$10.9	1.67%	$701.3	$5.9	0.84%	$835.1	$9.2	1.10%

Net interest income and margin		$30.9	4.06%		$33.1	4.11%		$40.3	4.28%

[1]	Non-accrual loans are included in the average loans receivable balance.

Quarterly Information (Unaudited)

(in thousands except per share data)

Quarter	First	Second	Third	Fourth
Fiscal 2005
Operating revenues	$986,022	$1,051,181	$1,109,734	$1,163,161
Operating income	$300,084	$273,281	$346,479	$368,532
Net income	$239,989	$221,274	$261,873	$334,495
Earnings per share
Basic	$0.96	$0.88	$1.04	$1.33
Diluted[1]	$0.92	$0.85	$1.01	$1.28
Dividend per share	$0.100	$2.100	$0.100	$0.100
Common stock price per share
High	$71.45	$73.54	$77.64	$84.72
Low	$55.66	$64.65	$63.56	$76.93

Fiscal 2004
Operating revenues	$809,666	$878,995	$867,815	$881,732
Operating income	$222,860	$225,210	$240,986	$241,769
Income before cumulative effect of an accounting change, net of tax	$167,517	$172,791	$173,896	$187,681
Cumulative effect of an accounting change, net of tax	4,779	—	—	—

Net income	$172,296	$172,791	$173,896	$187,681
Earnings per share
Basic
Before cumulative effect of an accounting change	$0.68	$0.69	$0.70	$0.75
Cumulative effect of an accounting change	0.02	—	—	—

Net	$0.70	$0.69	$0.70	$0.75
Diluted[1]
Before cumulative effect of an accounting change	$0.66	$0.67	$0.67	$0.73
Cumulative effect of an accounting change	0.02	—	—	—

Net	$0.68	$0.67	$0.67	$0.73
Dividend per share	$0.085	$0.085	$0.085	$0.085
Common stock price per share
High	$52.25	$62.10	$57.81	$56.47
Low	$43.39	$52.02	$48.10	$46.85

Fiscal 2003
Operating revenues	$606,836	$614,711	$685,949	$724,628
Operating income	$139,455	$139,706	$169,375	$199,540
Net income	$109,760	$109,603	$131,388	$152,079
Earnings per share
Basic	$0.43	$0.43	$0.52	$0.61
Diluted[1]	$0.42	$0.42	$0.51	$0.60
Dividend per share	$0.075	$0.075	$0.075	$0.075
Common stock price per share
High	$37.85	$37.01	$40.85	$46.95
Low	$27.90	$29.99	$32.84	$38.66

[1]	Diluted earnings per share for all periods shown reflect the adoption of the Emerging Issues Task Force Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.”

Risk Factors

We are subject to extensive and often complex, overlapping and frequently changing regulation domestically and abroad. Our investment management and related services business and our banking/finance business are subject to extensive and often complex, overlapping and frequently changing regulation in the United States and abroad, including, among others, securities, banking, accounting and tax laws and regulations. Moreover, financial reporting requirements, and the processes, controls and procedures that have been put in place to address them, are often comprehensive and complex. While management has focused attention and resources on our compliance policies, procedures and practices, non-compliance with applicable laws or rules or regulations, either in the United States or abroad, or our inability to keep up with, or adapt to, an often ever changing, complex regulatory environment could result in sanctions against us, including fines and censures, injunctive relief, suspension or expulsion from a certain jurisdiction or market or the revocation of licenses, any of which could also adversely affect our reputation, prospects, revenues, and earnings. We are subject to federal securities laws, state laws regarding securities fraud, other federal and state laws and rules and regulations of certain regulatory and self regulatory organizations, including those rules and regulations promulgated by, among others, the SEC, the NASD, NYSE and PCX, and to the extent operations or trading in our securities take place outside the United States, by foreign regulations and regulators, such as the U.K. Listing Authority. Certain of our subsidiaries are registered with the SEC under the Investment Advisers Act of 1940, as amended, and many of our funds are registered with the SEC under the Investment Company Act of 1940, as amended, both of which impose numerous obligations, as well as detailed operational requirements, on our subsidiaries which are investment advisers to registered investment companies. Our subsidiaries, both in the United States and abroad, must comply with a myriad of complex and often changing U.S. and/or foreign regulations, some of which may conflict, including complex U.S. and non-U.S. tax regimes. Additionally, as we expand our operations, sometimes rapidly, into non-U.S. jurisdictions, the rules and regulations of these non-U.S. jurisdictions become applicable, sometimes with short compliance deadlines, and add further regulatory complexity to our ongoing compliance operations. In addition, we are a bank holding company and a financial holding company subject to the supervision and regulation of the Federal Reserve Board, or FRB, and are subject to the restrictions, limitations, or prohibitions of the Bank Holding Company Act of 1956 and the Gramm-Leach-Bliley Act. The FRB may impose additional limitations or restrictions on our activities, including if the FRB believes that we do not have the appropriate financial and managerial resources to commence or conduct an activity or make an acquisition. Further, our subsidiary, Fiduciary Trust, is subject to extensive regulation, supervision and examination by the FDIC and New York State Banking Department, while another of our subsidiaries is subject to oversight by the Office of Thrift Supervision. The laws and regulations of these regulators generally impose restrictions and requirements in connection with a variety of technical, specialized and recently expanding matters and concerns. For example, compliance with anti-money laundering requirements, both domestically and internationally, and the Bank Secrecy Act has taken on heightened importance with regulators as a result of efforts to, among other things, limit terrorism. As we continue to address these requirements or focus on meeting new or expanded ones, we may expend a substantial amount of time and resources, even though our banking/finance business does not constitute our dominant business sector. Moreover, any inability to meet these requirements, within the timeframes set by regulators, may subject us to sanctions or other restrictions by the regulators that impact our broader business.

Regulatory and legislative actions and reforms, particularly those specifically focused on the mutual fund industry, are making the regulatory environment in which we operate more costly and future actions and reforms could adversely impact our assets under management, increase costs and negatively impact our profitability and future financial results. During the past five years, the federal securities laws have been augmented substantially and made significantly more complex by, among other measures, the Sarbanes-Oxley Act of 2002 and the USA Patriot Act of 2001. Moreover, changes in the interpretation or enforcement of existing laws or regulations have directly affected our business. With new laws and changes in interpretation and enforcement of existing requirements, the associated time we must dedicate to, and related costs we must incur in, meeting the regulatory complexities of our business have increased and these outlays have also increased as we expand our business into various non-U.S. jurisdictions. For example, in the past few years following the enactment of the Sarbanes-Oxley Act of 2002, new rules of the SEC, the NYSE, PCX and NASD were promulgated and other rules revised. Among other things, these new laws, rules and regulations have necessitated us to make changes to our corporate governance and public disclosure policies, procedures and practices and our registered investment companies and investment advisers have been required to make similar changes. Compliance activities to meet these new requirements have required us to expend additional time and resources, including without limitation substantial efforts to conduct evaluations required to ensure compliance with the management certification and attestation requirements under the Sarbanes-Oxley Act of 2002, and, consequently, we are incurring increased costs of doing business, which potentially negatively impacts our profitability and future financial results. Moreover, current and pending regulatory and legislative actions and reforms affecting the mutual fund industry, including compliance initiatives, may negatively impact revenues by increasing our costs of accessing or dealing in the financial markets.

Any significant limitation or failure of our software applications and other technology systems that are critical to our operations could constrain our operations. We are highly dependent upon the use of various proprietary and third-party software applications and other technology systems to operate our business. We use our technology to, among other things, obtain securities pricing information, process client transactions and provide reports and other customer services to the clients of the funds we manage. Any inaccuracies, delays or systems failures in these and other processes could subject us to client dissatisfaction and losses. Although we take protective measures, our technology systems may be vulnerable to unauthorized access, computer viruses or other events that have a security impact, such as an authorized employee or vendor inadvertently causing us to release confidential information, which could materially damage our operations or cause the disclosure or modification of sensitive or confidential information. Moreover, loss of confidential customer identification information could harm our reputation. Most of the software applications that we use in our business are licensed from, and supported, upgraded and maintained by, third-party vendors. A suspension or termination of certain of these licenses or the related support, upgrades and maintenance could cause temporary system delays or interruption. In addition, we have outsourced to a single vendor management of our data center and distributed server operations, and this vendor also is responsible for our disaster recovery systems. A failure by this vendor to continue to manage our data center or support our servers and our disaster recovery systems adequately in the future could have a material adverse impact on our business. Moreover, although we have in place certain disaster recovery plans, we may experience system delays and interruptions as a result of natural disasters, power failures, acts of war, and third party failures. Potential system failures or breaches and the cost necessary to correct them could result in material financial loss, regulatory actions, breach of client contracts, reputational harm or legal claims and liability, which in turn could negatively impact our revenues and income.

We face risks, and corresponding potential costs and expenses, associated with conducting operations and growing our business in numerous foreign countries. We sell mutual funds and offer investment management and related services in many different regulatory jurisdictions around the world, and intend to continue to expand our operations internationally. As we do so, we will continue to face various ongoing challenges to ensure that we have sufficient resources, procedures and controls in place to address and ensure that our operations abroad operate consistently and effectively. Local regulatory environments may vary widely, as may the adequacy and sophistication of each. Similarly, local distributors, and their policies and practices as well as financial viability, may be inconsistent or less developed or mature. Notwithstanding potential long-term cost savings by increasing certain operations, such as transfer agent and other back-office operations, in countries or regions of the world with lower operating costs, growth of our international operations may involve near-term increases in expenses as well as additional capital costs, such as information, systems and technology costs and costs related to compliance with particular regulatory or other local requirements or needs. Local requirements or needs may also place additional demands on sales and compliance personnel and resources, such as meeting local language requirements while also integrating personnel into an organization with a single operating language. Finding and hiring additional, well-qualified personnel and crafting and adopting policies, procedures and controls to address local or regional requirements remain a challenge as we expand our operations internationally. Moreover, regulators in non-U.S. jurisdictions could also change their policies or laws in a manner that might restrict or otherwise impede our ability to distribute or register investment products in their respective markets. Any of these local requirements, activities or needs could increase the costs and expenses we incur in a specific jurisdiction without any corresponding increase in revenues and income from operating in the jurisdiction.

We depend on key personnel and our financial performance could be negatively affected by the loss of their services. The success of our business will continue to depend upon our key personnel, including our portfolio and fund managers, investment analysts, investment advisers, sales and management personnel and other professionals as well as our executive officers and business unit heads. In a tightening labor market, competition for qualified, motivated and highly skilled executives, professional and other key personnel in the asset management and banking/finance industries remains significant. Our success depends to a substantial degree upon our ability to attract, retain and motivate qualified individuals, including through competitive compensation packages, and upon the continued contributions of these people. As our business grows, we are likely to need to increase correspondingly the overall number of individuals that we employ. Moreover, in order to retain certain key personnel, we may be required to increase compensation to such individuals, resulting in additional expense without a corresponding increase in potential revenue. We cannot assure you that we will be successful in attracting and retaining qualified individuals, and departure of key investment personnel, in particular, if not replaced, could cause us to lose clients, which could have a material adverse effect on our financial condition, results of operations and business prospects. Moreover, our employees may voluntarily terminate their employment with us at any time. The loss of the services of key personnel or our failure to attract replacement or additional qualified personnel could negatively affect our financial performance.

Strong competition from numerous and sometimes larger companies with competing offerings and products could limit or reduce sales of our products, potentially resulting in a decline in our market share, revenues and net income. We compete with numerous asset management companies, mutual fund, stock brokerage and investment banking firms, insurance companies, banks, savings and loan associations and other financial institutions. Our investment products also compete with products offered by these competitors as well as real estate investment trusts, hedge funds and others. Over the past decade, a significant number of new asset management firms and mutual funds have been established, increasing competition. At the same time, consolidation in the financial services industry has created stronger competitors with greater financial resources and broader distribution channels than our own. Competition is based on various factors, including, among others, business reputation, investment performance, product offerings, service quality, distribution relationships, and fees charged. Additionally, competing securities broker/dealers whom we rely upon to distribute and sell our mutual funds also sell their own proprietary funds and investment products, which could limit the distribution of our investment products. To the extent that existing or potential customers, including securities broker/dealers, decide to invest in or distribute the products of our competitors, the sales of our products as well as our market share, revenues and net income could decline. Our ability to attract and retain assets under our management is also dependent on the relative investment performance of our funds and other managed investment portfolios and our ability to maintain our investment management services fees at competitive levels.

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

The amount or mix of our assets under management are subject to significant fluctuations and could negatively impact our revenues and income. We have become subject to an increased risk of asset volatility from changes in the domestic and global financial and equity markets. Individual financial and equity markets may be adversely affected by political, financial or other instabilities that are particular to the country or regions in which a market is located, including without limitation local acts of terrorism, economic crises or other business, social or political crises. Declines in these markets have caused in the past, and would cause in the future, a decline in our revenues and income. Global economic conditions, exacerbated by war or terrorism or financial crises, changes in the equity market place, currency exchange rates, interest rates, inflation rates, the yield curve and other factors that are difficult to predict affect the mix, market values and levels of our assets under management. Our investment management services revenues are derived primarily from fees based on a percentage of the value of assets under management and vary with the nature of the account or product managed. A decline in the price of stocks or bonds, or in particular market segments, or in the securities market generally, could cause the value and returns on our assets under management to decline, resulting in a decline in our revenues and income. Moreover, changing market conditions may cause a shift in our asset mix between international and U.S. assets, potentially resulting in a decline in our revenue and income depending upon the nature of our assets under management and the level of investment management fees we earn based on them. Additionally, changing market conditions may cause a shift in our asset mix towards fixed-income products and a related decline in our revenue and income, as we generally derive higher fee revenues and income from equity assets than from fixed-income products we manage. On the other hand, increases in interest rates, in particular if rapid, or high interest rates, as well as any uncertainty in the future direction of interest rates, may impact negatively on our fixed-income products as rising interest rates or interest rate uncertainty typically decrease the total return on many bond investments due to lower market valuations of existing bonds. Any decrease in the level of assets under management resulting from price declines, interest rate volatility or uncertainty or other factors could negatively impact our revenues and income.

Our increasing focus on international markets as a source of investments and sales of investment products subject us to increased exchange rate and other risks in connection with earnings and income generated overseas. While we operate primarily in the United States, we also provide services and earn revenues in Canada, the Bahamas, Europe, Asia, South America, Africa and Australia. As a result, we are subject to foreign exchange risk through our foreign operations. While we have taken steps to reduce our exposure to foreign exchange risk, for example, by denominating a significant amount of our transactions in U.S. dollars, the situation may change in the future as our business continues to grow outside the United States. Stabilization or appreciation of the U.S. dollar could moderate revenues from sales of investment products internationally. Separately, investment management fees that we earn tend to be higher in connection with international assets under management than with U.S. assets under management. Consequently, a downturn in international markets could have a significant effect on our revenues and income.

Poor investment performance of our products could affect our sales or reduce the level of assets under management, potentially negatively impacting our revenues and income. Our investment performance, along with achieving and maintaining superior distribution and client services, is critical to the success of our investment management and related services business. Strong investment performance often stimulates sales of our investment products. Poor investment performance as compared to third-party benchmarks or competitive products could lead to a decrease in sales of investment products we manage and stimulate redemptions from existing products, generally lowering the overall level of assets under management and reducing the investment management fees we earn. We cannot assure you that past or present investment performance in the investment products we manage will be indicative of future performance. Any poor future performance may negatively impact our revenues and income.

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

Our inability to successfully recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability. Should we experience a local or regional disaster or other business continuity problem, our continued success will depend, in part, on the availability of our personnel, our office facilities and the proper functioning of our computer, telecommunication and other related systems and operations. While our operational size, the diversity of locations from which we operate, and our redundant back-up systems provide us with a strong advantage should we experience a local or regional disaster or other business continuity event, we could still experience near-term operational challenges, in particular depending upon how a local or regional event may affect our human capital across our operations or with regard to particular segments of our operations, such as key executive officers or personnel in our technology group. Recent disaster recovery efforts, such as in response to Hurricane Wilma on our Fort Lauderdale, Florida operations, have demonstrated that even seemingly localized events may require broader disaster recovery efforts throughout our operations and, consequently, we are constantly assessing and taking steps to improve upon our existing business continuity plans and key management succession. However, a disaster on a significant scale or affecting certain of our key operating areas across regions, or our inability to successfully recover should we experience a disaster or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.

Our ability to meet cash needs depends upon certain factors, including our asset value, credit worthiness and the market value of our stock. Our ability to meet anticipated cash needs depends upon factors including our asset value, our creditworthiness as perceived by lenders and the market value of our stock. Similarly, our ability to securitize and hedge future loan portfolios and credit card receivables, and to obtain continued financing for certain Class C shares, is also subject to the market’s perception of those assets, finance rates offered by competitors, and the general market for private debt. If we are unable to obtain these funds and financing, we may be forced to incur unanticipated costs or revise our business plans.

Certain of the portfolios we manage, including our emerging market portfolios, are vulnerable to market-specific political, economic or other risks, any of which may negatively impact our revenues and income. Our emerging market portfolios and revenues derived from managing these portfolios are subject to significant risks of loss from political, economic, and diplomatic developments, currency fluctuations, social instability, changes in governmental polices, expropriation, nationalization, asset confiscation and changes in legislation related to foreign ownership. Foreign trading markets, particularly in some emerging market countries, are often smaller, less liquid, less regulated and significantly more volatile than the U.S. and other established markets.

Our revenues, earnings and income could be adversely affected if the terms of our investment management agreements are significantly altered or these agreements are terminated by the funds we advise. Our revenues are dependent on fees earned under investment management and related services agreements that we have with the funds we advise. These revenues could be adversely affected if these agreements are altered significantly or terminated. The decline in revenue that might result from alteration or termination of our investment management services agreements could have a material adverse impact on our earnings or income.

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

Future sales of our common stock in the public market, such as upon conversion of our outstanding convertible securities, could adversely affect our stock price. We cannot predict the effect, if any, that future sales of shares of our common stock or the availability for future sales of shares of our common stock or securities convertible into or exercisable for our common stock will have on the market price of our common stock prevailing from time to time. For example, in connection with our May 2001 offering of Convertible Notes, we filed a registration statement on Form S-3 with the SEC, which was subsequently declared effective, to register, among other things, approximately 8.2 million shares of our common stock issuable upon conversion of the Convertible Notes. Holders may convert their Convertible Notes prior to maturity into 9.3604 shares of our common stock per $1,000 principal amount at maturity of the Convertible Notes, subject to adjustment, following the occurrence of certain specified triggering events, including if, during any calendar quarter, the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than a specified percentage, initially 120% as of the third quarter of fiscal year 2001 and declining 0.084% each quarter thereafter, of the accreted conversion price per share of our common stock on the last trading day of the preceding calendar quarter. Based on this formula, holders may convert their Convertible Notes during the quarter ending December 31, 2005 because, during the quarter ended September 30, 2005, the closing sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the quarter was more than $78.34 (118.57% of $66.07, which was the accreted conversion price per share of our common stock on the last trading day of the quarter). Sale, or the availability for sale, of substantial amounts of common stock by our existing stockholders pursuant to an effective registration statement or under Rule 144, through the issuance of shares of common stock upon the exercise of stock options or the conversion of convertible securities, such as our Convertible Notes, or the perception that such sales or issuances could occur, could adversely affect prevailing market prices for our common stock.

Civil litigation arising out of or relating to previously settled governmental investigations or other matters, governmental or regulatory investigations and/or examinations and the legal risks associated with our business could adversely impact our assets under management, increase costs and negatively impact our profitability and/or our future financial results. We have been named in shareholder class action and other lawsuits, many of which arise out of or relate to previously settled governmental investigations. While management believes that the claims made in these lawsuits are without merit, and while we intend to vigorously defend against them, litigation typically is an expensive process. Risks associated with legal liability often are difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time. Moreover, settlements or judgments against us have the potential of being substantial if we are unsuccessful in settling or otherwise resolving matters early in the process and/or on favorable terms. It is also possible that we may be named in additional civil or governmental actions similar to those already instituted. From time to time we may receive requests for documents or other information from governmental authorities or regulatory bodies or we also may become the subject of governmental or regulatory investigations and/or examinations. Moreover, governmental or regulatory investigations or examinations that have been inactive could become active. We may be obligated, and under our standard form of indemnification agreement with certain officers and directors in some instances we are obligated, or we may choose, to indemnify directors, officers or employees against liabilities and expenses they may incur in connection with such matters to the extent permitted under applicable law. Eventual exposures from and expenses incurred relating to current and future litigation, investigations, examinations and settlements could adversely impact our assets under management, increase costs and negatively impact our profitability and/or our future financial results. Judgments or findings of wrongdoing by regulatory or governmental authorities or in civil litigation against us could affect our reputation, increase our costs of doing business and/or negatively impact our revenues, any of which could have a material negative impact on our financial results.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of business, our financial position is subject to market risk: the potential loss due to changes in the value of financial instruments including those resulting from adverse changes in interest rates, foreign exchange and equity and commodity prices. Financial instruments include, but are not limited to, trade accounts receivable, investment securities, deposits and other debt obligations. Management is responsible for managing market risk. Our Enterprise Risk Management Committee is responsible for providing a framework to assist management to identify, assess and manage market and other risks.

Our banking/finance operating segment is exposed to interest rate fluctuations on its loans receivable, debt securities held, and deposit liabilities. In our banking/finance operating segment, we monitor the net interest rate margin and the average maturity of interest earning assets, as well as funding sources.

Our investment management and related services operating segment is exposed to changes in interest rates, primarily through its investment in debt securities and its outstanding debt. We minimize the impact of interest rate fluctuations related to our investments in debt securities by managing the maturities of these securities, and through diversification. In addition, we seek to minimize the impact of interest rate changes on our outstanding debt by entering into financing transactions that ensure an appropriate mix of debt at fixed and variable interest rates.

At September 30, 2005, we have considered the potential impact of a 2% movement in market interest rates in relation to the banking/finance segment interest earning assets, net of interest-bearing liabilities, total debt outstanding and our portfolio of debt securities, individually and in the aggregate. Based on our analysis, we do not expect that this change would have a material impact on our operating revenues or results of operations in either scenario.

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

We are exposed to equity price fluctuations through securities we hold that are carried at fair value and through investments held by majority-owned sponsored investment products that we consolidate. To mitigate this risk, we maintain a diversified investment portfolio. Our exposure to equity price fluctuations is also minimized as we sponsor a broad range of investment products in various global jurisdictions. The following is a summary of the effect that a 10% increase or decrease in equity prices would have on our financial instruments subject to equity price fluctuations at September 30, 2005.

(in thousands)	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Current
Investment securities, trading	$254,750	$280,225	$229,275
Investment securities, available-for-sale
Sponsored investment products	418,120	459,932	376,308
Equities	3,366	3,703	3,029

Total Current	$676,236	$743,860	$608,612

Non-Current
Investment in equity-method investees	$213,995	$235,394	$192,596
Equities and other	101,219	111,341	91,097

Total Non-Current	$315,214	$346,735	$283,693

Item 8.	Financial Statements and Supplementary Data.

Index of Consolidated Financial Statements for the years ended September 30, 2005, 2004, and 2003.

All schedules have been omitted as the information is provided in the financial statements or in related notes thereto or is not required to be filed as the information is not applicable.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Franklin Resources, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework. Based on that assessment, management concluded that, as of September 30, 2005, the Company’s internal control over financial reporting was effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audits the Company’s consolidated financial statements, as stated in their report immediately following this report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

and Stockholders of Franklin Resources, Inc.

We have completed an integrated audit of Franklin Resources, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of Franklin Resources, Inc. and its subsidiaries at September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of September 30, 2005 based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control–Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

San Francisco, California

December 14, 2005

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

Years Ended September 30,	2005	2004	2003
Operating Revenues
Investment management fees	$2,456,518	$1,970,628	$1,487,331
Underwriting and distribution fees	1,531,610	1,150,922	852,350
Shareholder servicing fees	254,763	244,063	217,225
Consolidated sponsored investment products income, net	4,414	3,519	93
Other, net	62,793	69,076	75,125

Total operating revenues	4,310,098	3,438,208	2,632,124

Operating Expenses
Underwriting and distribution	1,406,137	1,035,111	768,519
Compensation and benefits	870,293	769,438	649,882
Information systems, technology and occupancy	286,866	273,540	285,329
Advertising and promotion	137,298	112,017	92,399
Amortization of deferred sales commissions	122,470	98,893	73,501
Amortization of intangible assets	17,459	17,604	16,961
Provision for governmental investigations, proceedings and actions, net	33,658	105,000	—
September 11, 2001 recovery, net	—	(30,277)	(4,401)
Other	147,541	126,057	101,858

Total operating expenses	3,021,722	2,507,383	1,984,048

Operating income	1,288,376	930,825	648,076
Other Income (Expenses)
Consolidated sponsored investment products gains, net	29,121	3,393	1,645
Investment and other income, net	137,401	90,306	70,392
Interest expense	(34,043)	(30,658)	(19,910)

Other income, net	132,479	63,041	52,127

Income before taxes on income and cumulative effect of an accounting change	1,420,855	993,866	700,203
Taxes on income	363,224	291,981	197,373

Income before cumulative effect of an accounting change, net of tax	1,057,631	701,885	502,830
Cumulative effect of an accounting change, net of tax	—	4,779	—

Net Income	$1,057,631	$706,664	$502,830

Basic Earnings per Share
Income before cumulative effect of an accounting change	$4.22	$2.82	$1.98
Cumulative effect of an accounting change	—	0.02	—

Net	$4.22	$2.84	$1.98

Diluted Earnings per Share
Income before cumulative effect of an accounting change	$4.06	$2.73	$1.95
Cumulative effect of an accounting change	—	0.02	—

Net	$4.06	$2.75	$1.95

Dividends per Share	$2.40	$0.34	$0.30

See accompanying notes to the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(in thousands)

As of September 30,	2005	2004
Assets

Current Assets
Cash and cash equivalents	$3,076,318	$2,814,184
Receivables	549,203	406,247
Investment securities, trading	254,750	257,329
Investment securities, available-for-sale	618,426	432,665
Deferred taxes and other	121,891	133,420

Total current assets	4,620,588	4,043,845

Banking/Finance Assets
Cash and cash equivalents	75,841	103,004
Loans held for sale, net	303,161	82,481
Loans receivable, net	264,275	334,676
Investment securities, available-for-sale	239,880	265,870
Other	31,983	39,813

Total banking/finance assets	915,140	825,844

Non-Current Assets
Investments, other	452,831	388,819
Deferred sales commissions	309,858	299,069
Property and equipment, net	489,366	470,578
Goodwill	1,390,851	1,381,757
Other intangible assets, net	656,593	671,500
Receivable from banking/finance group	—	37,784
Other	58,700	108,572

Total non-current assets	3,358,199	3,358,079

Total Assets	$8,893,927	$8,227,768

[Table continued on next page]

See accompanying notes to the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

[Table continued from previous page]

(in thousands)

As of September 30,	2005	2004
Liabilities and Stockholders’ Equity

Current Liabilities
Compensation and benefits	$252,504	$284,483
Commercial paper	169,389	169,633
Accounts payable and accrued expenses	205,853	249,789
Commissions	176,676	128,341
Income taxes	25,730	76,862
Other	21,745	11,640

Total current liabilities	851,897	920,748

Banking/Finance Liabilities
Deposits	519,140	555,746
Payable to parent	—	37,784
Variable Funding Note	239,222	—
Other	46,440	65,187

Total banking/finance liabilities	804,802	658,717

Non-Current Liabilities
Long-term debt	1,208,390	1,196,409
Deferred taxes	235,005	236,126
Other	33,342	32,895

Total non-current liabilities	1,476,737	1,465,430

Total liabilities	3,133,436	3,044,895

Minority Interest	76,107	76,089

Commitments and Contingencies (Note 13)

Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 252,744,758 and 249,680,498 shares issued and outstanding, for 2005 and 2004	25,274	24,968
Capital in excess of par value	374,860	255,137
Retained earnings	5,206,485	4,751,504
Deferred compensation	(21,958)	—
Accumulated other comprehensive income	99,723	75,175

Total stockholders’ equity	5,684,384	5,106,784

Liabilities and Stockholders’ Equity	$8,893,927	$8,227,768

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands)

As of and for the Years Ended September 30, 2005, 2004, and 2003	Shares Common Stock	Common Stock	Capital in Excess of Par Value
Balance, October 1, 2002	258,555	$25,856	$598,196
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

Net income
Other comprehensive income
Net unrealized gains on investments
Currency translation adjustments
Minimum pension liability adjustment
Total comprehensive income
Purchase of stock	(1,347)	(134)	(67,458)
Cash dividends on common stock
Issuance of restricted shares, net	1,004	100	45,725
Employee stock plan (ESIP) shares	594	59	21,710
Tax benefit from employee stock plans			18,567
Exercise of options	3,497	350	128,569

Balance, September 30, 2004	249,680	24,968	255,137

Net income
Other comprehensive income
Net unrealized gains on investments
Currency translation adjustments
Total comprehensive income
Purchase of stock	(2,492)	(249)	(169,886)
Cash dividends on common stock
Issuance of restricted shares, net	1,708	170	117,549
Employee stock plan (ESIP) shares	541	54	28,930
Tax benefit from employee stock plans			24,119
Exercise of options	3,308	331	119,011
Deferred compensation

Balance, September 30, 2005	252,745	$25,274	$374,860

[Table continued on next page]

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

[Table continued from previous page]

(in thousands)

As of and for the Years Ended September 30, 2005, 2004, and 2003	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Comprehensive Income
Balance, October 1, 2002	$3,702,636	$—	$(59,742)	$4,266,946
Net income	502,830			502,830	$502,830
Other comprehensive income
Net unrealized loss on investments			72,222	72,222	72,222
Currency translation adjustments			30,727	30,727	30,727
Minimum pension liability adjustment			4,640	4,640	4,640

Total comprehensive income					$610,419
Purchase of stock				(575,681)
Cash dividends on common stock	(75,822)			(75,822)
Issuance of restricted shares, net				28,373
Employee stock plan (ESIP) shares				16,837
Net put option premiums and settlements				1,335
Reclassification of put options to liability				(7,289)
Exercise of options and other				44,990

Balance, September 30, 2003	4,129,644	—	47,847	4,310,108

Net income	706,664			706,664	$706,664
Other comprehensive income
Net unrealized gain on investments			9,292	9,292	9,292
Currency translation adjustments			16,895	16,895	16,895
Minimum pension liability adjustment			1,141	1,141	1,141

Total comprehensive income					$733,992
Purchase of stock				(67,592)
Cash dividends on common stock	(84,804)			(84,804)
Issuance of restricted shares, net				45,825
Employee stock plan (ESIP) shares				21,769
Tax benefit from employee stock plans				18,567
Exercise of options				128,919

Balance, September 30, 2004	4,751,504	—	75,175	5,106,784

Net income	1,057,631			1,057,631	$1,057,631
Other comprehensive income
Net unrealized gains on investments			13,254	13,254	13,254
Currency translation adjustments			11,294	11,294	11,294

Total comprehensive income					$1,082,179
Purchase of stock				(170,135)
Cash dividends on common stock	(602,650)			(602,650)
Issuance of restricted shares, net				117,719
Employee stock plan (ESIP) shares				28,984
Tax benefit from employee stock plans				24,119
Exercise of options				119,342
Deferred compensation		(21,958)		(21,958)

Balance, September 30, 2005	$5,206,485	$(21,958)	$99,723	$5,684,384

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Years Ended September 30,	2005	2004	2003
Net Income	$1,057,631	$706,664	$502,830
Adjustments to reconcile net income to net cash provided by operating activities
Increase in receivables, prepaid expenses and other	(91,286)	(99,389)	(49,205)
Advances of deferred sales commissions	(149,941)	(182,146)	(158,942)
Increase in other current liabilities	246,527	83,797	50,643
(Decrease) increase in provision for governmental investigations, proceedings and actions, net	(27,180)	92,814	—
(Decrease) increase in deferred income taxes and taxes payable	(20,071)	41,182	(20,894)
Increase in commissions payable	48,335	32,781	14,526
Increase in accrued compensation and benefits	65,384	110,555	30,367
Originations of loans held for sale	(460,455)	(79,478)	—
Net proceeds from securitization of loans held for sale	239,775	294,996	—
Net change in trading securities	2,579	(215,950)	(4,677)
Equity in net income of affiliated companies	(30,659)	(20,605)	(6,934)
Depreciation and amortization	212,173	183,437	177,420
(Gains) losses on asset disposal, net and other	(3,603)	(18,993)	1,280

Net cash provided by operating activities	1,089,209	929,665	536,414
Purchase of investments	(1,239,878)	(2,408,179)	(2,332,937)
Liquidation of investments	962,917	3,377,797	1,977,077
Purchase of banking/finance investments	(100,717)	(41,049)	(275,407)
Liquidation of banking/finance investments	123,890	127,012	439,264
Net proceeds from securitization of loans receivable	—	179,965	442,961
Net origination of loans receivable	71,191	(337,114)	(471,234)
Additions of property and equipment	(82,271)	(25,933)	(52,653)
Proceeds from sale of property and equipment	7,346	4,677	2,494
Acquisitions of subsidiaries, net of cash acquired	(37)	(68,255)	—
Insurance proceeds related to September 11, 2001 event	—	32,487	10,643

Net cash (used in) provided by investing activities	(257,559)	841,408	(259,792)
Decrease in bank deposits	(36,606)	(78,236)	(99,588)
Exercise of common stock options	130,651	128,919	45,435
Net put option premiums and settlements	—	—	1,335
Dividends paid on common stock	(598,659)	(82,006)	(75,441)
Purchase of common stock	(170,135)	(67,593)	(575,681)
Increase in debt	40,957	276,913	523,627
Payments on debt	(39,076)	(199,194)	(23,218)
Minority interest	76,189	114,337	—

Net cash (used in) provided by financing activities	(596,679)	92,420	(203,531)
Increase in cash and cash equivalents	234,971	1,863,493	73,091
Cash and cash equivalents, beginning of year	2,917,188	1,053,695	980,604

Cash and Cash Equivalents, End of Year	$3,152,159	$2,917,188	$1,053,695

[Table continued on next page]

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Table continued from previous page]

(in thousands)

Years Ended September 30,	2005	2004	2003
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest, including banking/finance group interest except inter-segment interest	$44,687	$35,347	$19,260
Income taxes, net of refunds	371,662	238,730	142,799

Supplemental Disclosure of Non-Cash Information
Value of common stock issued, primarily restricted stock	$119,322	$53,883	$28,465
Total assets related to the net (deconsolidation) consolidation of certain sponsored investment products and a lessor trust	(97,044)	71,961	—
Total liabilities related to the net (deconsolidation) consolidation of certain sponsored investment products and a lessor trust	(11,998)	(20,117)	—

See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Significant Accounting Policies

We derive the majority of our operating revenues and net income from providing investment management, fund administration, shareholder services, transfer agency, underwriting, distribution, custodial, trustee and other fiduciary services (collectively “investment management and related services”) to the Franklin, Templeton, Mutual Series, Bissett, Fiduciary Trust and Darby Overseas funds, institutional, high net-worth and other investment accounts and products, collectively called our sponsored investment products. Services to our sponsored investment products are provided under contracts that set forth the level and nature of the fees to be charged for these services. The majority of our revenues relate to mutual fund products that are subject to contracts that are periodically reviewed and approved by each mutual fund’s Board of Directors/Trustees and/or its shareholders.

Basis of Presentation. The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America, which require us to estimate certain amounts. Actual amounts may differ from these estimates. Certain comparative amounts for prior years have been reclassified to conform to the fiscal year 2005 financial statement presentation.

The consolidated financial statements include the accounts of Franklin Resources, Inc. and its subsidiaries (“Franklin Templeton Investments”) consolidated under Financial Accounting Standards Board (“FASB”) Financial Accounting Standards No. 94, “Consolidation of All Majority-Owned Subsidiaries” (“SFAS 94”), and FASB Interpretation No. 46, “Consolidation of Variable Interest Entities (revised December 2003)” (“FIN 46-R”). All material inter-company accounts and transactions have been eliminated except that we have not eliminated the receivable from banking/finance group and payable to parent line items from our Consolidated Balance Sheets. These amounts relate to the funding of banking activities, including auto and credit card loan financing. In addition, the related inter-company interest expense is included in other, net revenue and the inter-company interest income is included in investment and other income in our Consolidated Statements of Income. This treatment provides additional information on funding sources available to the banking/finance group and on its operations.

Revision to September 30, 2004 Statement of Cash Flows. Beginning with the first quarter of 2005, the Company made certain revisions to the presentation of the consolidation activity of our sponsored investment products in the statement of cash flows. In connection with the preparation of the September 30, 2005 statement of cash flows, the Company determined that such revisions should also have been applied to the comparative 2004 fiscal year data included in the fiscal year 2005 financial statements. Specifically, in fiscal year 2004 the Company incorrectly classified certain transactions in the statement of cash flows related to the consolidation activities of our sponsored investment products. In the operating, investing and financing activities categories of the statement of cash-flows, the Company had included contributions from, and distributions to, minority interest in operating activities rather than financing activities and had included the impact of deconsolidation of certain of these sponsored investment products as an operating and investing cash activity rather than a non-cash transaction. The September 30, 2004 statement of cash flows included herein for comparison purposes has been revised to conform to the fiscal year 2005 presentation. The effect of this revision in classification was inconsequential to fiscal year 2004 cash flows from operating activities and immaterial to the fiscal year 2004 statement of cash flows. The revision in fiscal year 2004 classification had no effect upon the income statement or cash and cash equivalents, or upon net increase in cash and cash equivalents. However, it did change, in the aggregate, the total amounts reported for operating, investing and financing cash flows as presented on the fiscal year 2004 statement of cash flows as follows: a decrease in total net cash provided by operations of $13.7 million; a decrease in total net cash provided by investing activities of $100.3 million; and an increase in the total net cash provided from financing activities of $114.0 million.

Cash and Cash Equivalents include demand deposits with banks, debt instruments with maturities of three months or less at the purchase date and other highly liquid investments, including money market funds, which are readily convertible into cash.

Investment Securities, Trading are carried at fair value with changes in fair value recognized in our consolidated net income. Trading securities include investments held by sponsored investment products that are consolidated in our financial statements.

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

Derivatives. Generally, we do not hold or issue derivative financial instruments for trading purposes. Periodically, we enter into interest-rate swap agreements to reduce variable interest-rate exposure in the banking/finance segment’s borrowings, designated as cash flow hedges. From time to time, our banking/finance segment also enters into interest-rate swap agreements to hedge exposures or modify the interest rate characteristics of fixed-rate loans receivable and borrowings with maturities in excess of one year, designated as fair value hedges. During fiscal year 2005, we also entered into an interest rate swap agreement to reduce variable interest rate risk exposure in relation to our banking/finance variable funding note warehouse credit facility. These interest rate swaps do not meet hedging requirements under FASB Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and we therefore recognize related market gains (losses) in current income. At September 30, 2005, we held interest rate swaps with a total notional amount of $302.0 million and these were reported at their fair value of $0.7 million. At September 30, 2004, we held interest rate swaps with a total notional amount of $51.7 million and these were reported at their fair value of $1.4 million.

We periodically enter into spot and forward currency contracts as principal to facilitate client transactions and, on limited occasions, hold currency options for our own account. It is our policy that substantially all forward contracts be covered no later than the close of business each day. Gains or losses on these contracts are reflected in the Consolidated Statements of Income. The gross fair market value of all contracts outstanding that had a positive fair market value represents a credit exposure to the extent that counterparties fail to settle their contractual obligations. This risk is mitigated by the use of master netting agreements, careful evaluation of counterparty credit standings, diversification and limits. Credit exposure was not significant at September 30, 2005.

From time to time, we sell put options giving the purchaser the right to sell shares of our common stock to us at a specified price upon exercise of the options on the designated expiration dates if certain conditions are met. The likelihood that we will have to purchase our stock and the purchase price is contingent on the market value of our stock when the put option contract becomes exercisable. These put options are carried at fair value with changes in fair value recognized in our consolidated net income. At September 30, 2005 and 2004, there were no put options outstanding.

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

Allowance for Loan Losses. An allowance for probable loan losses on our consumer loan portfolio is maintained at a level sufficient to absorb probable losses inherent in our banking/finance segment loan portfolio. Probable losses are estimated for the consumer loan portfolio based on contractual delinquency status and historical loss experience. The allowance on our consumer portfolio is based on aggregated portfolio segment evaluations, generally by loan type, and reflects our judgment of portfolio risk factors such as economic conditions, bankruptcy trends, product mix, geographic concentrations and other similar items. A loan is charged to the allowance for probable loan losses when it is deemed to be uncollectible, taking into consideration the value of the collateral, the financial condition of the borrower and other factors. Recoveries on loans previously charged-off as uncollectible are credited to the allowance for probable loan losses.

We have not recorded an allowance for probable loan losses on our retail-banking loans and advances as these loans are generally payable on demand and are fully secured by assets under our custody. Advances on customers’ accounts are generally secured or subject to rights of offset and, consistent with past experience, no loan losses are anticipated.

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

Investments are accounted for using the equity method of accounting if we are able to exercise significant influence, but not control, over the investee. Significant influence is generally considered to exist when an ownership interest in the voting stock of the investee is between 20% and 50%, although other factors, such as representation on the investee’s board of directors and the impact of commercial arrangements, are also considered in determining whether the equity method of accounting is appropriate. Investments in limited partnerships and limited liability companies are accounted for using the equity method of accounting when our investment is considered to be more than minor.

Entities in which we hold in excess of 50% ownership interest are consolidated in our financial statements. We are also required to consolidate variable interest entities in relation to which we are the primary beneficiary as required by FIN 46-R.

Generally, long-term investments, such as debt instruments, are carried at fair value in accordance with our treatment of investment securities, available-for-sale if we are unable to exercise significant influence over the investee. These include collateralized debt obligations (“CDOs”), which are valued based on cash flow projections. Equity investments are accounted for under the cost method if we are not able to exercise significant influence over the investee and the securities are not marketable.

Investments, other are adjusted for other-than-temporary declines in value. When a decline in fair value of an investment carried at fair value is determined to be other-than-temporary, the unrealized loss recorded net of tax in accumulated other comprehensive income is realized as a charge to net income. When a decline in fair value of an investment carried at cost is determined to be other-than-temporary, the investment is written down to fair value and the loss in indicated value is included in the determination of earnings.

Deferred Sales Commissions. Sales commissions paid to broker/dealers and other investment advisers in connection with the sale of shares of our mutual funds sold without a front-end sales charge are capitalized and amortized over periods not exceeding eight years–the periods in which we estimate that they will be recovered from distribution plan payments or from contingent deferred sales charges.

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

Goodwill and Other Intangible Assets. Intangible assets consist primarily of the estimated value of mutual fund investment management contracts and customer base resulting from our acquisition of the following companies:

•	Templeton, Galbraith & Hansberger Ltd. in October 1992

•	Heine Securities Corporation in November 1996

•	Bissett and Associates Investment Management Ltd. in October 2000

•	Fiduciary Trust Company International (“Fiduciary Trust”) in April 2001

•	Pioneer ITI AMC Limited in July 2002

•	Darby Overseas Investments, Ltd. and Darby Overseas Partners, L.P. (collectively “Darby Overseas”) in October 2003

We amortize intangible assets over their estimated useful lives, using the straight-line method, unless the asset is determined to have an indefinite useful life. Amounts assigned to indefinite-lived intangible assets primarily represent the value of contracts to manage mutual fund assets, for which there is no foreseeable limit on the contract period.

Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), indefinite-lived intangible assets and goodwill are not amortized, but are reviewed when there is an indication of impairment, or at least annually, to determine whether the value of the assets is impaired.

When the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an indication of impairment exists. Fair value is determined based on anticipated discounted cash flows. Similarly, goodwill impairment is indicated when the carrying amount of a reporting unit exceeds its fair value. In estimating the fair value of the reporting unit, we use valuation techniques based on discounted cash flows similar to models employed in analyzing the purchase price of an acquisition target. If impairment of goodwill or indefinite-lived intangible assets were indicated in the above tests, impairment is determined by calculating the difference between the carrying value of the asset reflected on the financial statements and its current fair value. Any excess of carrying value over the fair value would be recognized as an expense in the period in which the impairment occurs.

Intangible assets subject to amortization are tested for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If such a test were to indicate that the carrying value of the assets exceeded the undiscounted cash flow expected to result from their use and eventual disposition, an impairment loss would be recognized as the amount by which the carrying value of the assets exceeded their fair value.

Our goodwill and other intangible assets have been assigned to our investment management and related services operating segment.

Demand and Interest-Bearing Deposits. The fair values of demand deposits are considered to approximate their carrying amounts. Interest-bearing deposits are variable rate and short-term and, therefore, the carrying amounts approximate their fair values.

Revenues. We recognize fees for providing investment management and fund administration services (“investment management fees”), shareholder servicing fees and distribution fees as earned, over the period in which services are rendered. Performance-based investment management fees are recognized when earned. Investment management fees are generally determined based on a percentage of assets under management, except for performance-based investment management fees, which are based on performance targets established in the related investment management contracts. Generally, shareholder servicing fees are calculated based on the number and type of accounts serviced. We record underwriting commissions related to the sale of shares of our sponsored investment products on the trade date, while distribution fees are generally based on a percentage of assets under management.

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

Dividends. For the fiscal years ended September 30, 2005, 2004, and 2003, we declared dividends to common stockholders of $2.40, $0.34 and $0.30 per share. Dividends declared in fiscal year 2005 included a special dividend of $2.00 per share.

Stock-Based Compensation. As permitted under the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), we have elected to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for our stock-based plans. Accordingly, no compensation costs are recognized with respect to stock options granted when the exercise price is equal to the market value of the stock, or with respect to shares issued under the Employee Stock Investment Plan (“ESIP”). We recognize compensation expense for the matching contribution that we may elect to make in connection with the ESIP over the 18-month holding period. We recognize restricted stock awards expense based on the value of our common stock at the date of grant, over the period in which the related services are rendered.

If we had determined compensation costs for our stock option plans and our ESIP (see descriptions in Notes 15 and 16) based upon fair values at the grant dates in accordance with the provisions of SFAS 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated below. For pro forma purposes, the estimated fair value of options was calculated using the Black-Scholes option-pricing model and is amortized over the options’ vesting periods.

(in thousands except per share data) Years Ended September 30,	2005	2004	2003
Net income, as reported	$1,057,631	$706,664	$502,830
Less: additional stock-based compensation expense determined under the fair value method, net of tax	26,805	47,243	65,294

Pro Forma Net Income	$1,030,826	$659,421	$437,536

Basic Earnings per Share
As reported	$4.22	$2.84	$1.98
Pro forma	4.12	2.65	1.72

Adjusted net income in accordance with EITF 04-8, as reported	1,066,747	715,263	511,481
Less: stock-based compensation expense determined under the fair value method, net of tax	26,805	47,243	65,294

Pro Forma Net Income	$1,039,942	$668,020	$446,187

Diluted Earnings per Share
As reported	$4.06	$2.75	$1.95
Pro forma	3.96	2.57	1.70

The weighted-average estimated fair value of options granted on the date of grant using Black-Scholes option-pricing model was as follows:

Years Ended September 30,	2005	2004	2003
Weighted-average fair value of options granted	$15.87	$25.62	$14.67
Assumptions made:
Dividend yield	0.5%	0.6%	0.8%
Expected volatility	33.0%	47.0%	40.0%
Risk-free interest rate	3.2%	3.8%	3.4%
Expected life	3.7 years	7.5 years	7.4 years

Accumulated Other Comprehensive Income is reported in our consolidated statements of stockholders’ equity and includes net income, minimum pension liability adjustment, unrealized gains (losses) on investment securities available-for-sale, net of income taxes, and currency translation adjustments.

The changes in net unrealized gains (losses) on investment securities include reclassification adjustments relating to the net realized gains on the sale of investment securities, available for sale and other of $4.8 million, $24.0 million and $9.3 million during fiscal years 2005, 2004, and 2003. The tax effect of the change in unrealized gains (losses) on investment securities was $2.2 million, $1.8 million and $1.5 million during fiscal years 2005, 2004, and 2003.

Earnings per share. We computed earnings per share for the years ended September 30, 2005, 2004 and 2003 as follows:

(in thousands except per share data)	2005	2004	2003
Net income	$1,057,631	$706,664	$502,830
Add: Interest and discount amortization on zero coupon convertible senior notes, net of taxes	9,116	8,599	8,651
Adjusted net income in accordance with EITF 04-08	1,066,747	715,263	511,481

Weighted-average shares outstanding–basic	250,472	249,166	253,714
Incremental shares from assumed conversions:
Common stock options and restricted performance shares	3,935	2,986	967
Zero coupon convertible senior notes	8,154	8,154	8,154

Weighted-Average Shares Outstanding–Diluted	262,561	260,306	262,835

Basic Earnings per Share
Income before cumulative effect of an accounting change	$4.22	$2.82	$1.98
Cumulative effect of an accounting change	—	0.02	—

Net	$4.22	$2.84	$1.98

Diluted Earnings per Share
Income before cumulative effect of an accounting change	$4.06	$2.73	$1.95
Cumulative effect of an accounting change	—	0.02	—

Net	$4.06	$2.75	$1.95

Note 2 – New Accounting Standards

In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, controls a Limited Partnership or similar Entity When the Limited Partners Have Certain Rights.” This EITF requires that a general partner of a limited partnership is presumed to control the limited partnership, unless the limited partners have substantive termination rights or participating rights. This guidance is effective for all general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified after June 29, 2005. For general partners in all other limited partnerships, this consensus is effective for fiscal years beginning after December 15, 2005 and is not expected to materially impact our Consolidated Financial Statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections–a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”), which changes the requirement for the accounting and reporting of a change in accounting principle. SFAS 154 eliminates the requirement in APB Opinion No. 20, “Accounting Changes,” to include the cumulative effect of changes in accounting principle in the income statement in the period of change. Instead, to enhance the comparability of prior period financial statements, SFAS 154 requires that changes in accounting principles are retrospectively applied, unless directed otherwise by a new pronouncement. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material impact on our Consolidated Financial Statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The revised statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. SFAS 123R also requires entities to disclose information about the nature of the share-based payment transactions, the method used to estimate fair value of goods and services received or the value of the equity instruments granted, and the effects of those transactions on the financial statements. On April 14, 2005, the U. S. Securities and Exchange Commission (the “SEC”) announced that SFAS 123R is to be effective for fiscal years beginning after June 15, 2005 for entities other than small business issuers, and applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The revised statement also applies to the portion of outstanding awards for which the requisite service has not yet been rendered based on the grant-date value of these awards. Retrospective application is permitted. The SEC issued Staff Accounting Bulletin 107 “Share-Based Payment” (“SAB 107”) in March 2005 that interprets the interaction of SFAS 123R and certain SEC rules that must be applied on the adoption of SFAS 123R. We will adopt SFAS 123R and SAB 107, using modified prospective application, for fiscal year 2006 in the quarter ended December 31, 2005. Our adoption of SFAS 123R and SAB 107 is not expected to materially impact our Consolidated Financial Statements.

In December 2004, the FASB issued Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS 109-2”). The American Jobs Creation Act of 2004 (the “Jobs Act”) was signed into law on October 22, 2004. Under a provision of the Jobs Act, we may elect to repatriate certain earnings of our foreign-based subsidiaries at a reduced U.S. federal tax rate in either of our fiscal years ended September 30, 2005 or ending September 30, 2006. FSP FAS 109-2 provides guidance on when an enterprise should recognize in its financial statements the effects of the one-time tax benefit of repatriation of foreign earnings under the Jobs Act, and specifies interim disclosure requirements. We are currently evaluating the effect of the repatriation provision under the Jobs Act. We expect to complete this evaluation no earlier than the second quarter of fiscal year 2006. The range of possible amounts we are considering for repatriation is between zero and $1,983 million, and the potential range of federal and state income tax associated with these amounts, which are subject to a reduced tax rate, is between zero and $117.0 million.

In October 2004, EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-8”), was ratified. EITF 04-8 was effective for reporting periods ending after December 15, 2004 and required the restatement of diluted earnings per share for comparative prior year periods. EITF 04-8 required us to include the potential conversion into common stock of our Liquid Yield Option Notes due 2031 (Zero Coupon-Senior) (see Note 11) in the calculation of diluted earnings per share, even if the conditions that must be satisfied to allow conversion have not been met. Its adoption resulted in a decrease in diluted earnings per share of $0.10, $0.05 and $0.02 for each of the fiscal years ended September 30, 2005, 2004 and 2003, respectively.

Note 3 – Acquisitions

On October 1, 2003, we acquired the remaining 87.3% interest in Darby Overseas that we did not own for an additional cash investment of approximately $75.9 million. The acquisition cost was allocated to tangible net assets acquired ($31.3 million), definite-lived investment management contracts ($3.4 million) and goodwill ($41.2 million). The definite-lived intangible assets relate to investment management contracts and are being amortized over the remaining contractual life of the sponsored investment products, ranging from one to eight years, as of the date of purchase. At September 30, 2003, Darby Overseas had approximately $0.9 billion in assets under management relating to private equity, mezzanine and emerging markets fixed-income products.

We have not presented pro forma combined results of operations for these acquisitions because the results of operations as reported in the accompanying Consolidated Statements of Income would not have been materially different.

Note 4 – Cash and Cash Equivalents

Cash and cash equivalents at September 30, 2005 and 2004 consisted of the following:

(in thousands)	2005	2004
Cash and due from banks	$373,699	$341,891
Federal funds sold and securities purchased under agreements to resell	21,065	62,253
Money market funds, time deposits and other	2,757,395	2,513,044

Total	$3,152,159	$2,917,188

Federal Reserve Board regulations require reserve balances on deposits to be maintained with the Federal Reserve Banks by banking subsidiaries. The required reserve balance was $1.9 million at September 30, 2005 and 2004.

Note 5 – Investment Securities and Other Investments

Investment securities at September 30, 2005 and 2004 consisted of the following:

	Amortized Cost	Gross Unrealized		Fair Value
(in thousands)		Gains	Losses
2005
Current
Investment securities, trading	$234,019	$20,985	$(254)	$254,750
Investment securities, available-for-sale
Sponsored investment products	356,617	65,499	(3,996)	418,120
Mortgage-backed securities	188,270	711	(947)	188,034
Securities of U.S. states and political subdivisions	22,026	115	(189)	21,952
Securities of U.S. Treasury, federal agencies and other	226,799	269	(234)	226,834
Equities	2,551	821	(6)	3,366

Total investment securities, available-for-sale	796,263	67,415	(5,372)	858,306

Total	$1,030,282	$88,400	$(5,626)	$1,113,056

Non-Current:
Investments, other
Mortgage-backed securities	$3,860	$—	$(109)	$3,751
Securities of U.S. states and political subdivisions	126,806	14	(1,257)	125,563
Securities of U.S. Treasury, federal agencies and other	7,283	1,067	(47)	8,303
Investment in equity-method investees	214,076	94	(175)	213,995
Equities and other	79,699	26,963	(5,443)	101,219

Total	$431,724	$28,138	$(7,031)	$452,831

	Amortized Cost	Gross Unrealized		Fair Value
(in thousands)		Gains	Losses
2004
Current
Investment securities, trading	$248,536	$11,076	$(2,283)	$257,329
Investment securities, available-for-sale
Sponsored investment products	300,251	35,076	(14,403)	320,924
Mortgage-backed securities	108,893	1,809	(262)	110,440
Securities of U.S. states and political subdivisions	16,379	456	(10)	16,825
Securities of U.S. Treasury, federal agencies and other	233,858	2,230	(164)	235,924
Equities	13,866	561	(5)	14,422

Total investment securities, available-for-sale	673,247	40,132	(14,844)	698,535

Total	$921,783	$51,208	$(17,127)	$955,864

Non-Current
Investments, other
Mortgage-backed securities	$3,860	$—	$(30)	$3,830
Securities of U.S. states and political subdivisions	98,704	277	(165)	98,816
Securities of U.S. Treasury, federal agencies and other	7,340	1,110	(3)	8,447
Investment in equity-method investees	193,699	—	—	193,699
Equities and other	56,788	28,505	(1,266)	84,027

Total	$360,391	$29,892	$(1,464)	$388,819

Investments, other included investments that we intend to hold for a period in excess of one year. Investments in equity method investees include investment partnerships where we have significant influence. Equities and other investments include debt, including CDOs, and other securities with a determinable fair value as well as certain equity investments carried at cost.

Gross unrealized losses on investment securities, available-for-sale and investments, other at September 30, 2005 were deemed to be temporary in nature. See Note 1 for a description of our investments valuation methodology.

As of September 30, 2005 and 2004, banking/finance operating segment investment securities with aggregate carrying values of $50.7 million and $24.1 million were pledged as collateral as required by federal and state regulators and the Federal Home Loan Bank.

At September 30, 2005, maturities of securities of the U.S. Treasury and federal agencies and the U.S. states and political subdivisions were as follows:

(in thousands)	Amortized Cost	Fair Value
Securities of U.S. Treasury and federal agencies
Due in one year or less	$202,885	$202,936
Due after one year through five years	12,435	12,202
Due after five years through ten years	693	874
Due after ten years	18,069	19,125

Total	$234,082	$235,137

(in thousands)	Amortized Cost	Fair Value
Securities of U.S. states and political subdivisions
Due in one year or less	$14,914	$14,786
Due after one year through five years	30,821	30,556
Due after five years through ten years	92,287	91,404
Due after ten years	10,810	10,769

Total	$148,832	$147,515

Note 6 – Loans and Allowance for Loan Losses

A summary of banking/finance operating segment loans receivable by major category as of September 30, 2005 and 2004 is shown below. Included in installment loans to individuals are auto and credit card receivables. Other loans include secured loans made to Fiduciary Trust clients. No loan loss allowance is recognized on Fiduciary Trust’s retail-banking loans and advances as described in Note 1.

(in thousands)	2005	2004
Real estate (subject to collateral)	$270	$796
Installment loans to individuals	302,891	81,685

Loans Held for Sale, Net	$303,161	$82,481

Commercial	$37,501	$60,979
Real estate (subject to collateral)	36,966	48,426
Installment loans to individuals	175,214	205,403
Other	17,500	23,565

Loans receivable	267,181	338,373
Less: allowance for loan losses	(2,906)	(3,697)

Loans Receivable, Net	$264,275	$334,676

Maturities of loans at September 30, 2005 were as follows:

(in thousands)	One Year or Less	After 1 Through 5 Years	After 5 Years	Total
Commercial	$37,501	$—	$—	$37,501
Real estate (subject to collateral)	—	4,541	32,425	36,966
Installment loans to individuals	154,756	13,185	7,273	175,214
Other	15,800	1,700	—	17,500

Total	$208,057	$19,426	$39,698	$267,181

The following table summarizes contractual maturities of loans due after one year by repricing characteristic at September 30, 2005:

(in thousands)	Carrying Amount
Loans at predetermined interest rates	$16,204
Loans at floating or adjustable rates	42,920

Total	$59,124

Changes in the allowance for loan losses during fiscal years 2005 and 2004 were as follows:

(in thousands)	2005	2004
Balance, beginning of year	$3,697	$8,550
Provision for loan losses	1,411	5,201
Charge-offs	(3,589)	(6,767)
Recoveries	1,833	2,040

Total allowance for loan losses before other adjustments	3,352	9,024
Loans securitized	(446)	(6,166)
Dealer holdback and other	—	839

Balance, End of Year	$2,906	$3,697

Total net loan charge-offs as a percentage of average total loans	0.67%	1.86%
Allowance as a percentage of total loans	0.71%	1.76%

The following is a summary of delinquency information for fiscal years 2005, 2004, and 2003:

(in thousands)	2005	2004	2003
Commercial loans, 90 days or more delinquent	$—	$—	$13,063
Installment loans, 90 days or more delinquent	22	3,100	897
Non-accrual loans	291	435	510

Note 7 – Securitization of Loans Receivable

From time to time, we enter into auto loan securitization transactions with qualified special purpose entities and record these transactions as sales. The following table shows details of auto loan securitization transactions for the fiscal years ended September 30, 2005, 2004, and 2003:

(in thousands)	2005	2004	2003
Gross sale proceeds	$231,570	$471,773	$439,850
Less: net carrying amount of loans held for sale	230,581	465,431	422,150

Pre-Tax Gain	$989	$6,342	$17,700

When we sell auto loans in a securitization transaction, we record an interest-only strip receivable. The interest-only strip receivable represents our contractual right to receive interest from the pool of securitized loans after the payment of required amounts to holders of the securities and certain other costs associated with the securitization. In December 2005, we entered into an auto loan securitization transaction for the sale of loans held for sale with a carrying value of approximately $348.2 million, which included loans held by a special purpose statutory trust (the “Trust”) organized in fiscal year 2005 to hold our loans held for sale and issue notes under a variable funding note warehouse facility. Total pre-tax gain recorded on this sale was approximately $0.9 million including a gain on the interest rate swap, net of market gains already recognized in income during fiscal year 2005.

We generally estimate fair value based on the present value of future expected cash flows. The key assumptions used in the present value calculations of our securitization transactions at the date of securitization were as follows:

	2005	2004	2003
Excess cash flow discount rate (annual rate)	12.0%	12.0%	12.0%
Cumulative life loss rate	3.2% – 3.7%	3.2% – 3.4%	3.7% – 4.3%
Pre-payment speed assumption (average monthly rate)	1.5%	1.6% – 1.8%	1.8% – 1.9%

We determined these assumptions using data from comparable transactions, historical information and management’s estimate. Interest-only strip receivables are generally restricted assets and subject to limited recourse provisions.

We generally estimate the fair value of the interest-only strips at each period-end based on the present value of future expected cash flows, consistent with the methodology used at the date of securitization. The following shows the carrying value and the sensitivity of the interest-only strip receivable to hypothetical adverse changes in the key economic assumptions used to measure fair value:

(in thousands)	2005	2004
Carrying amount/fair value of interest-only strips	$19,126	$31,808

Excess cash flow discount rate (annual rate)	12.0%	12.0%
Impact on fair value of 10% adverse change	$(209)	$(240)
Impact on fair value of 20% adverse change	(413)	(476)

Cumulative life loss rate	3.5%	3.9%
Impact on fair value of 10% adverse change	$(1,804)	$(2,677)
Impact on fair value of 20% adverse change	(3,607)	(5,354)

Pre-payment speed assumption (average monthly rate)	1.9%	1.8%
Impact on fair value of 10% adverse change	$(2,000)	$(3,479)
Impact on fair value of 20% adverse change	(3,823)	(6,894)

Actual future market conditions may differ materially. Accordingly, this sensitivity analysis should not be considered our projections of future events or losses.

We receive annual servicing fees ranging from 1% to 2% of the loans securitized for services we provide to the securitization trusts. The following is a summary of cash flows received from and paid to securitization trusts.

(in thousands)	2005	2004	2003
Servicing fees received	$13,155	$13,435	$10,598
Interest-only strip cash flows received	21,669	24,703	18,283
Purchase of loans from trusts	(12,333)	(11,889)	(10,804)

Amounts payable to the trustee related to loan principal and interest collected on behalf of the trusts of $44.7 million as of September 30, 2005 and $40.6 million as of September 30, 2004 are included in other banking/finance liabilities.

The securitized loan portfolio that we manage and the related delinquencies were as follows:

(in thousands)	2005	2004
Securitized loans held by securitization trusts	$577,696	$768,936
Delinquencies	12,909	13,301

Net charge-offs on the securitized loan portfolio were $13.1 million in fiscal year 2005, $15.1 million in fiscal year 2004 and $12.6 million in fiscal year 2003.

Note 8 – Property and Equipment

The following is a summary of property and equipment at September 30, 2005 and 2004:

(in thousands)	Useful Lives in Years	2005	2004
Furniture, software and equipment	3 – 5	$612,100	$563,156
Premises and leasehold improvements	5 – 35	393,263	377,941
Land	—	71,500	71,267

		1,076,863	1,012,364
Less: Accumulated depreciation and amortization		(587,497)	(541,786)

Property and Equipment, Net		$489,366	$470,578

Note 9 – Goodwill and Other Intangible Assets

We adopted FASB Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and SFAS 142 on October 1, 2001. SFAS 141 and SFAS 142 address the initial recognition and measurement of intangible assets acquired and the recognition and measurement of goodwill and other intangible assets after acquisition. Under these standards, all goodwill and indefinite-lived intangible assets, including those acquired before initial application of the standards, are no longer amortized but are tested for impairment at least annually.

All of our goodwill and intangible assets, including those arising from the purchase of Fiduciary Trust in April 2001, relate to our investment management and related services operating segment. Non-amortized intangible assets represent the value of investment management contracts related to certain of our sponsored investment products that are indefinite-lived.

During the quarter ended March 31, 2005, we completed our annual impairment testing of goodwill and indefinite-lived intangible assets and we determined that there was no impairment in the value of these assets as of October 1, 2004.

Intangible assets other than goodwill were as follows:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Balance, September 30, 2005
Amortized intangible assets
Customer base	$233,737	$(70,481)	$163,256
Other	34,933	(23,624)	11,309

	268,670	(94,105)	174,565
Non-amortized intangible assets
Investment management contracts	482,028	—	482,028

Total	$750,698	$(94,105)	$656,593

Balance, September 30, 2004
Amortized intangible assets
Customer base	$233,205	$(54,716)	$178,489
Other	34,933	(21,730)	13,203

	268,138	(76,446)	191,692
Non-amortized intangible assets
Investment management contracts	479,808	—	479,808

Total	$747,946	$(76,446)	$671,500

The change in the carrying amount of goodwill during the fiscal year ended September 30, 2005 was as follows:

(in thousands)
Balance, October 1, 2004	$1,381,757
Foreign currency movements	9,094

Balance, September 30, 2005	$1,390,851

Estimated amortization expense for each of the next 5 fiscal years is as follows:

(in thousands)	For the Years Ending September 30,
2006	$17,053
2007	17,053
2008	17,053
2009	17,053
2010	17,053

Note 10 – Deposits

Deposits at September 30, 2005 and 2004 were as follows:

(in thousands)	2005	2004
Domestic
Interest-bearing	$437,554	$493,238
Noninterest-bearing	81,586	62,508

Total domestic deposits	519,140	555,746

Foreign
Interest-bearing	—	—
Noninterest-bearing	—	—

Total foreign deposits	—	—

Total	$519,140	$555,746

Maturities of time certificates in amounts of $100,000 or more at September 30, 2005 were:

(in thousands)	Total
3 months or less	$2,619
Over 3 months through 6 months	1,986
Over 6 months through 12 months	1,234
Over 12 months	400

Total	$6,239

Note 11 – Debt

Outstanding debt at September 30, 2005 and September 30, 2004 consisted of the following:

(in thousands)	2005	2005 Weighted Average Rate	2004	2004 Weighted Average Rate
Current
Federal funds purchased	$—	2.45%	$—	1.60%
Federal Home Loan Bank advances	—	4.05%	6,000	1.24%
Variable Funding Note	239,222	3.73%	—	—
Commercial paper	169,389	3.58%	169,633	1.82%

	408,611		175,633
Non-Current
Convertible Notes (including accrued interest)	540,107	1.88%	530,120	1.88%
Medium Term Notes	420,000	3.70%	420,000	3.70%
Other	248,283		246,289

	1,208,390		1,196,409

Total Debt	$1,617,001		$1,372,042

As of September 30, 2005, maturities of long-term debt were as follows:

(in thousands)	Carrying Amount
2006	$40,234
2007	41,021
2008	461,826
2009	42,648
2010	37,542
Thereafter	585,119

Total Long-Term Debt	$1,208,390

Federal funds purchased and Federal Home Loan Bank advances are included in other liabilities of the banking/finance operating segment.

On December 31, 2003, we recognized as a liability a $164.9 million five-year note facility that was used to finance the construction of our corporate headquarters campus under the guidance of FIN 46-R. In September 2004, we purchased the headquarter campus from the lessor trust that held these assets, and we issued $170.0 million of commercial paper to finance the transaction.

In May 2001, we received approximately $490.0 million in net proceeds from the sale of $877.0 million principal amount at maturity of Liquid Yield Option Notes due 2031 (Zero Coupon–Senior) (the “Convertible Notes”). The issue price of the Convertible Notes, which were offered to qualified institutional buyers only, represented a yield to maturity of 1.875% per annum excluding any contingent interest. Each of the $1,000 (principal amount at maturity) Convertible Notes will become convertible prior to maturity into 9.3604 shares of our common stock (subject to adjustment) following the occurrence of certain specified triggering events. In particular, the Convertible Notes will become convertible if, during any calendar quarter, the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than a specified percentage (initially 120% as of the third quarter of fiscal year 2001 and declining 0.084% each quarter thereafter) of the accreted conversion price per share of our common stock on the last trading day of the preceding calendar quarter. Based on this formula, the Convertible Notes were not convertible during the quarter ended September 30, 2005. However, holders may convert their Convertible Notes during the quarter ending December 31, 2005 because the closing sale price of our common stock during the quarter ended September 30, 2005 for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the quarter was more than $78.34 (118.57% of $66.07, which was the accreted conversion price per share of our common stock on the last trading day of the quarter). At December 1, 2005, $1.2 million of these notes have been tendered for conversion.

The Convertible Notes also will become convertible prior to maturity if: (i) the assigned credit rating by Moody’s or Standard and Poor’s of the Convertible Notes is at or below Baa2 or BBB, respectively; (ii) the Convertible Notes are called for redemption; or (iii) certain specified corporate transactions have occurred. Separately, we will pay contingent interest to the holders of Convertible Notes during any six-month period commencing May 12, 2006 if the average market price of a Convertible Note for a measurement period preceding such six-month period equals 120% or more of the sum of the issue price and accrued original issue discount. Through September 30, 2005, holders have put to us and we have repurchased Convertible Notes with a face value of $5.9 million principal amount at maturity, for their accreted value of $3.5 million, in cash. We may redeem the remaining Convertible Notes for cash on or after May 11, 2006 or, at the option of the holders, we may be required to make additional repurchases on May 11 in each of 2006, 2011, 2016, 2021 and 2026. In this event, we may choose to pay the accreted value of the Convertible Notes in cash or shares of our common stock. The amount that the holders may redeem in the future will depend on, among other factors, the performance of our common stock.

In April 2003, we completed the sale of five-year senior notes due April 15, 2008 totaling $420.0 million (“Medium Term Notes”). The Medium Term Notes, which were offered to qualified institutional buyers only, carry an interest rate of 3.7% and are not redeemable prior to maturity by either the note holders or us. Interest payments are due semi-annually.

Other long-term debt consists primarily of deferred commission liability recognized in relation to U.S. deferred commission assets financed by Lightning Finance Company Limited (“LFL”) that were not sold by LFL in a securitization transaction as of September 30, 2005 and September 30, 2004.

In March 2005, our subsidiary Franklin Capital Corporation, which engages in the purchase, securitization and servicing of retail installment sales contracts, entered into definitive agreements to create a new one-year revolving $250.0 million variable funding note warehouse credit facility. Under these agreements, and through the Trust (see Note 7), we issued a variable funding note (“Variable Funding Note”) payable to certain administered conduits in the amount of up to $250.0 million. Security for the repayment of the Variable Funding Note consists of cash and/or a pool of automobile loans that meet certain eligibility requirements. Credit enhancement for the Variable Funding Note require us to provide as collateral loans held for sale with a fair value in excess of the Variable Funding Note, as well as to hold in trust additional cash balances to cover certain shortfalls. In addition, we provide a payment provider commitment in an amount not to exceed 4.66% of the pool balance. Directly and through the Trust, which is consolidated in our results of operations, we have also entered into interest rate swap agreements to mitigate the interest rate risk between the fixed interest rate on the pool of automobile loans and the floating interest rate being paid on the Variable Funding Note.

As of September 30, 2005, we had $300.0 million of debt and equity securities available to be issued under a shelf registration statement filed with the SEC and $330.0 million of additional commercial paper available for issuance. On June 10, 2005, we entered into a $420.0 million Five Year Facility Credit Agreement with certain banks and financial institutions. The Five Year Facility Credit Agreement replaced our $210.0 million 364-day revolving credit facility, which matured by its terms on June 2, 2005, and our $210.0 million five-year revolving credit facility, which was terminated on June 10, 2005, prior to its scheduled expiration date of June 6, 2007. In addition, at September 30, 2005, our banking/finance operating segment had $345.0 million in available uncommitted short-term bank lines under the Federal Reserve Funds system, the Federal Reserve Bank discount window, and Federal Home Loan Bank short-term borrowing capacity.

Note 12 – Taxes on Income

Taxes on income for the fiscal years ended September 30, 2005, 2004, and 2003 were as follows:

(in thousands)	2005	2004	2003
Current expense
Federal	$239,414	$208,189	$125,743
State	24,628	35,247	13,846
Foreign	67,901	54,894	31,329
Deferred expense	31,281	(6,349)	26,455

Total Provision for Income Taxes	$363,224	$291,981	$197,373

Included in income before taxes was $579.6 million, $477.4 million and $305.2 million of pre-tax foreign income for the fiscal years ended September 30, 2005, 2004, and 2003. The provision for U.S. income taxes includes benefits of $5.6 million for the fiscal year ended September 30, 2005 related to the utilization of net operating loss carry-forwards. In fiscal year 2005, our income taxes payable for federal, state and foreign purposes have been reduced by $24.1 million, which represent the tax benefit associated with our stock plans. The benefit was recorded as an increase in capital in excess of par value.

The major components of the net deferred tax liability as of September 30, 2005 and 2004 were as follows:

(in thousands)	2005	2004
Deferred Tax Assets
State taxes	$9,456	$10,455
Loan loss reserves	2,114	1,365
Deferred compensation and employee benefits	22,313	26,730
Restricted stock compensation plan	37,159	37,351
Severance and retention compensation	1,141	2,140
Net operating loss and foreign tax credit carry-forwards	50,412	80,094
Provision for governmental investigations, proceedings and actions, net	14,103	21,593
Other	11,562	16,748

Total deferred tax assets	148,260	196,476
Valuation allowance for net operating losses and foreign tax credits carry-forwards	(39,490)	(80,094)

Deferred tax assets, net of valuation allowance	108,770	116,382
Deferred Tax Liabilities
Depreciation on fixed assets	18,951	12,378
Goodwill and other purchased intangibles	165,550	161,232
Deferred commissions	20,981	18,442
Interest expense on convertible notes	41,070	31,196
Investments	1,340	5,418
Other	5,136	14,293

Total deferred tax liabilities	253,028	242,959

Net Deferred Tax Liability	$(144,258)	$(126,577)

At September 30, 2005, there were approximately $51.8 million of foreign net operating loss carry-forwards, approximately $18.8 million of which expire between 2006 and 2015 with the remaining carry-forwards having an indefinite life. In addition, there were approximately $588.3 million in state net operating loss carry-forwards that expire between 2006 and 2025. There were also approximately $8.9 million in federal foreign tax credit carry-forwards, which will expire between 2012 and 2015. A partial valuation allowance has been provided to offset the related deferred tax assets due to the uncertainty of realizing the benefit of the loss and credit carry-forwards. The valuation allowance decreased by $40.6 million and increased by $5.5 million in fiscal years 2005 and 2004, respectively. The deferred tax assets and liabilities have been revalued to reflect the impact of a favorable state tax ruling which reduced our effective state income tax rate. The revaluation reduced our net deferred tax liabilities by approximately $3.6 million.

We have made no provision for U.S. taxes on $2,987.7 million of cumulative undistributed earnings of foreign subsidiaries as those earnings are intended to be reinvested for an indefinite period of time. Determination of the potential amount of unrecognized deferred U.S. income tax liability related to such reinvested income is not practicable because of the numerous assumptions associated with this hypothetical calculation; however, foreign tax credits would be available to reduce some portion of this amount. As of September 30, 2005, and based on tax laws in effect as of this date, it is our intention to continue to indefinitely reinvest the undistributed earnings of foreign subsidiaries.

The American Jobs Act was signed into law on October 22, 2004. Under a provision of the Jobs Act, we may elect to repatriate certain earnings of our foreign-based subsidiaries at a reduced U.S. federal tax rate in either of our fiscal years ended September 30, 2005 or ending September 30, 2006. We are currently evaluating the effect of the repatriation provision under the Jobs Act. We expect to complete this evaluation no earlier than the second quarter of fiscal year 2006. The range of possible amounts we are considering for repatriation is between zero and $1,983 million, and the potential range of federal and state income tax associated with these amounts, which are subject to a reduced tax rate, is between zero and $117.0 million.

The following is a reconciliation between the amount of tax expense at the federal statutory rate and taxes on income as reflected in operations for the fiscal years ended September 30, 2005, 2004, and 2003:

(in thousands)	2005	2004	2003
Federal statutory rate	35%	35%	35%
Federal taxes at statutory rate	$497,299	$347,839	$245,071
State taxes, net of federal tax effect	16,024	18,675	9,640
Effect of foreign operations	(142,652)	(96,770)	(63,841)
Change in valuation allowance	(11,993)	—	—
Tax benefit of state petition	(15,899)	—	—
Effect of provision for governmental investigations, proceedings and actions, net	—	12,950	—
Other	20,445	9,287	6,503

Actual Tax Provision	$363,224	$291,981	$197,373
Effective tax rate	25.56%	29.38%	28.19%

Note 13 – Commitments and Contingencies

Guarantees

Under FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, we are required, on a prospective basis, to recognize in our financial statements a liability for the fair value of any guarantees issued or modified after December 31, 2002 as well as make additional disclosures about existing guarantees.

In relation to the auto loan securitization transactions that we have entered into with a number of qualified special purpose entities, we are obligated to cover shortfalls in amounts due to the holders of the notes up to certain levels as specified under the related agreements. As of September 30, 2005, the maximum potential amount of future payments related to these obligations was $31.7 million. In addition, our Consolidated Balance Sheet at September 30, 2005 included a $0.1 million liability to reflect the fair value of these obligations arising from auto securitization transactions entered into subsequent to December 31, 2002.

At September 30, 2005, our banking/finance operating segment had issued financial standby letters of credit totaling $2.7 million on which beneficiaries would be able to draw upon in the event of non-performance by our customers, primarily in relation to lease and lien obligations of these banking customers. These standby letters of credit, issued prior to January 1, 2003, were secured by marketable securities with a fair value of $3.0 million as of September 30, 2005 and commercial real estate.

Legal Proceedings

As previously reported, the Company and certain of its subsidiaries, as well as certain of the Franklin Templeton mutual funds (“Funds”), current and former officers, employees, and directors have been named in multiple lawsuits in different federal courts in Nevada, California, Illinois, New York, and Florida, alleging violations of various federal securities and state laws and seeking, among other relief, monetary damages, restitution, removal of Fund trustees, directors, advisers, administrators, and distributors, rescission of management contracts and 12b-1 plans, and/or attorneys’ fees and costs. Specifically, the lawsuits claim breach of duty with respect to alleged arrangements to permit market timing and/or late trading activity, or breach of duty with respect to the valuation of the portfolio securities of certain Templeton Funds managed by the Company’s subsidiaries, allegedly resulting in market timing activity. The majority of these lawsuits duplicate, in whole or in part, the allegations asserted in the February 4, 2004 Massachusetts Administrative Complaint concerning one instance of market timing (the “Administrative Complaint”) and the SEC’s findings regarding market timing in its August 2, 2004 Order (the “SEC Order”), both of which matters were previously reported. The lawsuits are styled as class actions, or derivative actions on behalf of either the named Funds or the Company.

To date, more than 400 similar lawsuits against at least 19 different mutual fund companies have been filed in federal district courts throughout the country. Because these cases involve common questions of fact, the Judicial Panel on Multidistrict Litigation (the “Judicial Panel”) ordered the creation of a multidistrict litigation in the United States District Court for the District of Maryland, entitled “In re Mutual Funds Investment Litigation” (the “MDL”). The Judicial Panel then transferred similar cases from different districts to the MDL for coordinated or consolidated pretrial proceedings.

As of December 5, 2005, the following market timing lawsuits are pending against the Company and certain of its subsidiaries (and in some instances, name certain officers, directors and/or Funds) and have been transferred to the MDL:

Kenerley v. Templeton Funds, Inc., et al., Case No. 03-770 GPM, filed on November 19, 2003 in the United States District Court for the Southern District of Illinois; Cullen v. Templeton Growth Fund, Inc., et al., Case No. 03-859 MJR, filed on December 16, 2003 in the United States District Court for the Southern District of Illinois and transferred to the United States District Court for the Southern District of Florida on March 29, 2004; Jaffe v. Franklin AGE High Income Fund, et al., Case No. CV-S-04-0146-PMP-RJJ, filed on February 6, 2004 in the United States District Court for the District of Nevada; Lum v. Franklin

Resources, Inc., et al., Case No. C 04 0583 JSW, filed on February 11, 2004 in the United States District Court for the Northern District of California; Fischbein v. Franklin AGE High Income Fund, et al., Case No. C 04 0584 JSW, filed on February 11, 2004 in the United States District Court for the Northern District of California; Beer v. Franklin AGE High Income Fund, et al., Case No. 8:04-CV-249-T-26 MAP, filed on February 11, 2004 in the United States District Court for the Middle District of Florida; Bennett v. Franklin Resources, Inc., et al., Case No. CV-S-04-0154-HDM-RJJ, filed on February 12, 2004 in the United States District Court for the District of Nevada; Dukes v. Franklin AGE High Income Fund, et al., Case No. C 04 0598 MJJ, filed on February 12, 2004, in the United States District Court for the Northern District of California; McAlvey v. Franklin Resources, Inc., et al., Case No. C 04 0628 PJH, filed on February 13, 2004 in the United States District Court for the Northern District of California; Alexander v. Franklin AGE High Income Fund, et al., Case No. C 04 0639 SC, filed on February 17, 2004 in the United States District Court for the Northern District of California; Hugh Sharkey IRA/RO v. Franklin Resources, Inc., et al., Case No. 04 CV 1330, filed on February 18, 2004 in the United States District Court for the Southern District of New York; D’Alliessi v. Franklin AGE High Income Fund, et al., Case No. C 04 0865 SC, filed on March 3, 2004 in the United States District Court for the Northern District of California; Marcus v. Franklin Resources, Inc., et al., Case No. C 04 0901 JL, filed on March 5, 2004 in the United States District Court for the Northern District of California; Banner v. Franklin Resources, Inc., et al., Case No. C 04 0902 JL, filed on March 5, 2004 in the United States District Court for the Northern District of California; Denenberg v. Franklin Resources, Inc., et al., Case No. C 04 0984 EMC, filed on March 10, 2004 in the United States District Court for the Northern District of California; Hertz v. Burns, et al., Case No. 04 CV 02489, filed on March 30, 2004 in the United States District Court for the Southern District of New York.

In addition, on April 12, 2005, the Attorney General of West Virginia filed a complaint in the Circuit Court of Marshall County, West Virginia (Case No. 05-C-81) against a number of companies engaged in the mutual fund industry, including the Company and its subsidiary, Franklin Advisers, Inc., and certain other parties, alleging violations of the West Virginia Consumer Credit and Protection Act and seeking, among other things, civil penalties and attorneys’ fees and costs. In response to defendants’ motion for transfer, on October 19, 2005, the Judicial Panel transferred the case to the MDL described above. To the extent applicable to the Company, the complaint arises from activity that occurred in 2001 and duplicates, in whole or in part, the allegations asserted in the Administrative Complaint concerning one instance of market timing and the findings regarding market timing in the SEC Order.

Plaintiffs in the MDL filed consolidated amended complaints on September 29, 2004. On February 25, 2005, defendants filed motions to dismiss. The Company’s and its subsidiaries’ motions are currently under submission with the court.

As previously reported, various subsidiaries of the Company, as well as certain Templeton Fund registrants, have also been named in multiple class action lawsuits originally filed in state courts in Illinois, alleging breach of duty with respect to the valuation of the portfolio securities of certain Templeton Funds managed by such subsidiaries, and seeking, among other relief, monetary damages and attorneys’ fees and costs, as follows:

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

In April 2005, defendants removed these lawsuits to the United States District Court for the Southern District of Illinois. On July 12, 2005, the court dismissed one of these lawsuits, Bradfisch v. Templeton Funds, Inc., et al. and dismissed the remaining three lawsuits on August 25, 2005. Plaintiffs are appealing the dismissals to the United States Court of Appeals for the Seventh Circuit (Bradfisch v. Templeton Funds, Inc., et al., Case No. 05-3390, Woodbury v. Templeton Global Smaller Companies Fund, Inc., et al., Case No. 05-3559, Kwiatkowski v. Templeton Growth Fund, Inc., et al., Case No.05-3558, Parise v. Templeton Funds, Inc., et al., Case No. 05-3586).

In addition, Franklin Templeton Investments Corp., a subsidiary of the Company and the investment manager of Franklin Templeton’s Canadian mutual funds, has been named in two class action market timing lawsuits in Canada, seeking, among other relief, monetary damages, an order barring any increase in management fees for a period of two years following judgment, and/or attorneys’ fees and costs, as follows: Huneault v. AGF Funds, Inc., et al., Case No. 500-06-000256-046, filed on October 25, 2004 in the Superior Court for the Province of Quebec, District of Montreal, and Heinrichs, et al. v. CI Mutual Funds, Inc., et al., Case No. 04-CV-29700, filed on December 17, 2004 in the Ontario Superior Court of Justice.

As also previously reported, the Company and certain of its subsidiaries, as well as certain current and former officers, employees, and directors, have been named in multiple lawsuits alleging violations of various securities laws and pendent state law claims relating to the disclosure of marketing support payments and/or payment of allegedly excessive commissions, and/or advisory or distribution fees, and seeking, among other relief, monetary damages, restitution, rescission of advisory contracts, including recovery of all fees paid pursuant to those contracts, an accounting of all monies paid to the named advisers, declaratory relief, injunctive relief, and/or attorneys’ fees and costs. These lawsuits are styled as class actions or derivative actions brought on behalf of certain Funds, and are as follows:

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

The United States District Court for the District of New Jersey consolidated for pretrial purposes three of the above lawsuits (Stephen Alexander IRA, Tricarico, and Wilcox) into a single action entitled “In re Franklin Mutual Funds Fee Litigation” (Case No. 04-cv-982 (WJM)(RJH)). Plaintiffs in those three lawsuits filed a consolidated amended complaint (the “Complaint”) on October 4, 2004. Defendants filed a motion to dismiss the Complaint on November 19, 2004. On September 9, 2005, the court granted defendants’ motion and dismissed the Complaint, with leave to amend certain claims. Separately, in the Strigliabotti lawsuit, the court entered its order denying defendants’ motion to dismiss or, in the alternative, for judgment on the pleadings on November 9, 2005.

Management strongly believes that the claims made in each of the lawsuits identified above are without merit and intends to defend against them vigorously. The Company cannot predict with certainty, however, the eventual outcome of these lawsuits, nor whether they will have a material negative impact on the Company.

As previously reported, Franklin/Templeton Distributors, Inc. (“FTDI”) received a letter from the NASD staff advising of its preliminary determination to recommend a disciplinary proceeding against FTDI alleging violation of certain NASD rules relating to FTDI’s Top Producers program, under which FTDI hosted meetings of certain representatives associated with firms that distribute shares of the Funds. On September 30, 2005, the NASD staff instead sent a letter of caution to FTDI. No Top Producers program meetings were held in 2004; in early 2005, the Top Producers program was terminated.

The Company is also involved from time to time in litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business or financial position.

Other Commitments and Contingencies

We lease office space and equipment under long-term operating leases expiring at various dates through fiscal year 2021. Lease expense aggregated $52.0 million, $44.7 million and $45.6 million for the fiscal years ended September 30, 2005, 2004, and 2003. Sublease income totaled $9.1 million, $7.2 million and $6.5 million for the fiscal years ended September 30, 2005, 2004, and 2003. Future minimum lease payments under non-cancelable operating leases are as follows:

(in thousands)	Amount
2006	$44,836
2007	41,849
2008	37,335
2009	34,637
2010	20,683
Thereafter	166,284

Total Minimum Lease Payments	$345,624

We have reviewed our interest in LFL, a company incorporated in Ireland whose sole business purpose is to finance our deferred commission assets, for consolidation under FIN 46-R. Based on our analysis, we determined that we hold a significant interest in LFL but we are not the primary beneficiary of LFL because we do not hold a majority of the risks and rewards of ownership. As of September 30, 2005, LFL had approximately $567.5 million in total assets and our exposure to loss related to LFL was limited to the carrying value of our investment in LFL, and interest and fees receivable from LFL totaling approximately $21.1 million. We have also reviewed our sponsored investment products for consolidation under FIN 46-R and have consolidated one variable interest entity in our financial statements as of September 30, 2005. We have also determined that in relation to certain other of these products, we hold a significant interest but are not the primary beneficiary, because we do not hold a majority of the risks and rewards of ownership. As of September 30, 2005, total assets in sponsored investment products in which we held a significant interest were approximately $535.0 million and our exposure to loss as a result of our interest in these products was $151.3 million. These amounts represent our maximum exposure to loss and do not reflect our estimate of the actual losses that could result from adverse changes.

In July 2003, we renegotiated an agreement to outsource management of our data center and distributed server operations, originally signed in February 2001. We may terminate the amended agreement any time after July 1, 2006 by incurring a termination charge. The maximum termination charge payable will depend on the termination date of the amended agreement, the service levels before our termination of the agreement, costs incurred by our service provider to wind-down the services and costs associated with assuming equipment leases. As of September 30, 2005, we estimate that the termination fee payable in July 2006, not including costs associated with assuming equipment leases, would approximate $13.5 million and would decrease each month for the subsequent two years, reaching a payment of approximately $2.2 million in July 2008.

At September 30, 2005, the banking/finance operating segment had commitments to extend credit aggregating $224.1 million, primarily under its credit card lines.

Note 14 – Consolidated Sponsored Investment Products

The following tables present the effect on our consolidated results of operations and financial position of consolidating sponsored investment products under SFAS 94 and FIN 46-R.

(in thousands) Year Ended September 30, 2005	Before Consolidation	Sponsored Investment Products	Consolidated
Operating Revenues
Investment management fees	$2,459,977	$(3,459)	$2,456,518
Underwriting and distribution fees	1,532,098	(488)	1,531,610
Shareholder servicing fees	254,815	(52)	254,763
Consolidated sponsored investment products income, net	—	4,414	4,414
Other, net	62,793	—	62,793

Total operating revenues	4,309,683	415	4,310,098

Operating Expenses	3,021,722	—	3,021,722
Operating income	1,287,961	415	1,288,376
Other Income (Expenses)
Consolidated sponsored investment products gains, net	—	29,121	29,121
Investment and other income	149,592	(12,191)	137,401
Interest expense	(34,043)	—	(34,043)

Other income, net	115,549	16,930	132,479
Income before taxes on income	1,403,510	17,345	1,420,855

Taxes on income	358,789	4,435	363,224

Net Income	$1,044,721	$12,910	$1,057,631

(in thousands) As of the Year Ended September 30, 2005	Before Consolidation	Sponsored Investment Products	Consolidated
Assets
Current assets	$4,531,841	$109,606	$4,641,447
Banking/finance assets	915,140	—	915,140
Non-current assets	3,371,884	(34,544)	3,337,340

Total Assets	$8,818,865	$75,062	$8,893,927

Liabilities and Stockholders’ Equity
Current liabilities	$829,107	$22,790	$851,897
Banking/finance liabilities	804,802	—	804,802
Non-current liabilities	1,476,737	—	1,476,737

Total Liabilities	3,110,646	22,790	3,133,436

Minority interest	20,107	56,000	76,107
Total stockholders’ equity	5,688,112	(3,728)	5,684,384

Total Liabilities and Stockholders’ Equity	$8,818,865	$75,062	$8,893,927

In fiscal year 2004, we recognized a cumulative effect of an accounting change, net of tax of $4.8 million, related to our adoption of FIN 46-R, which included the effect of consolidating certain sponsored investment products and a lessor trust used to finance the construction of our headquarters campus in San Mateo, California in our results of operation. In September 2004, we purchased the assets of this lessor trust.

Note 15 – Employee Stock Award and Option Plans

We sponsor the 2002 Universal Stock Incentive Plan (the “USIP”) and the Amended and Restated Annual Incentive Compensation Plan (the “AICP”). Under the terms of these plans, eligible employees may receive cash and stock awards based on the performance of Franklin Templeton Investments and that of the individual employee. The USIP provides for the issuance of up to 30.0 million shares of our common stock for various stock-related awards, including those related to the AICP. As of the beginning of October 1, 2004, and prior to considering fiscal year 2005 grants, we had approximately 8.5 million shares available for grant under the USIP, including those related to the AICP. At September 30, 2005, approximately 6.9 million shares were available for grant under the USIP, including those related to the AICP. In addition to the annual award of stock, we may award options and other forms of stock-based compensation to some employees under the USIP. The Compensation Committee of the Board of Directors determines the terms and conditions of awards under the plans. Total stock-based compensation cost under the USIP and AICP plans during fiscal years 2005, 2004, and 2003 was $51.2 million, $67.9 million and $37.2 million. Our employees may also receive stock-based compensation through the issuance of stock of our subsidiaries or shares of investment companies in the Franklin Templeton Investments funds.

Information regarding stock options is as follows:

	2005		2004		2003
(shares in thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	11,269	$38.16	13,289	$36.11	11,679	$37.00
Granted	352	$41.16	1,824	$48.83	3,565	$33.18
Exercised/cancelled	(3,778)	$37.57	(3,844)	$36.15	(1,955)	$36.06
Outstanding, end of year	7,844	$37.45	11,269	$38.16	13,289	$36.11
Exercisable, end of year	7,216	$36.55	8,512	$37.29	8,654	$36.40

The range of exercise prices for these outstanding options at September 30, 2005 was from $30.14 to $54.20. Of the exercisable options, 71% were exercisable at prices ranging from $31.95 to $37.27. The weighted-average remaining contractual life for the options was 6.0 years. Generally, these options vest over a 3-year period and are exercisable for up to 10 years from the grant date. The exercise prices of outstanding options were adjusted in connection with the special cash dividend we paid on April 15, 2005.

Certain of our compensation agreements with employees include performance benchmarks, including those based on operating margin (defined as operating income divided by total operating revenues). Operating margin was 30%, 27% and 25% for the fiscal years ended September 30, 2005, 2004 and 2003.

Note 16 – Employee Stock Investment Plan

We have a qualified, non-compensatory ESIP, which allows participants who meet certain eligibility criteria to buy shares of our common stock at 90% of their market value on defined dates. Our stockholders approved 4 million shares of common stock for issuance under the ESIP. The ESIP is open to substantially all employees of U.S. subsidiaries and some employees of non-U.S. subsidiaries. At September 30, 2005, approximately 2,460,000 shares had been purchased on a cumulative basis under the ESIP at a weighted-average price of $33.32.

In connection with the ESIP, we may, at our election, provide matching grants to participants in the ESIP of whole or partial shares of common stock. While reserving the right to change this determination, we have indicated that we will provide one half-share for each share held by a participant for a minimum period of 18 months. We made our first matching grant in fiscal year 2000. During fiscal years 2005, 2004, and 2003, we issued approximately 145,000, 132,000 and 104,000 shares under this matching program, at an average market price of $75.24, $52.24 and $39.47.

Note 17 – Other Compensation and Benefit Plans

Fiduciary Trust has a noncontributory retirement plan (the “Retirement Plan”) covering substantially all its employees hired before we acquired it. Fiduciary Trust also maintains a nonqualified supplementary executive retirement plan (“SERP”) to pay defined benefits in excess of limits imposed by federal tax law to participants in the retirement plan who attain age 55 and ten years of service as of the plan termination date. In April 2003, the Board of Directors of Fiduciary Trust approved a resolution to terminate both the Retirement Plan and the SERP as of June 30, 2003. In fiscal year 2005, we received approval from the Internal Revenue service to terminate the Retirement Plan and we recorded the settlement obligation in relation to the Retirement Plan and the SERP in accordance with the FASB Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”. The obligation was settled in fiscal year 2005.

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

	Pension Benefits		Other Benefits
(in thousands)	2005	2004	2005	2004
Change in Benefit Obligation
Benefit obligation at beginning of year	$29,706	$29,516	$6,570	$6,968
Service cost	—	—	51	48
Interest cost	995	1,567	364	402
Participant contributions	—	—	—	(767)
Benefits paid	(33,610)	(4,789)	(494)	(502)
Actuarial losses (gains)	2,887	3,412	864	421
Settlements	22	—	—	—

Benefit Obligation at End of Year	$—	$29,706	$7,355	$6,570

Fair value of plan assets at beginning of year	$11,150	$15,091	$—	$—
Actual return on assets	306	458	—	—
Employer contributions	22,154	390	494	502
Participant contributions	—	—	—	—
Benefits paid	(33,610)	(4,789)	(494)	(502)

Fair Value of Plan Assets at End of Year	$—	$11,150	$—	$—

	Pension Benefits		Other Benefits
(in thousands)	2005	2004	2005	2004
Funded status	$—	$(18,556)	$(7,355)	$(6,570)
Unrecognized actuarial loss	—	—	1,525	662
Unrecognized prior service cost	—	—	449	705

Net Liability	$—	$(18,556)	$(5,381)	$(5,203)

Amounts Recognized in the Consolidated Balance Sheets
Accrued benefit cost recognized	$—	$(18,556)	$(5,381)	$(5,203)
Intangible asset	—	—	—	—
Accumulated other comprehensive income	—	—	—	—

Net Amount Recognized	$—	$(18,556)	$(5,381)	$(5,203)

Weighted-Average Assumptions
Discount rate	—	5.00%/5.06%	5.50%	5.75%
Expected return on plan assets	—	6.00%	N/A	N/A
Increase in compensation rate	—	N/A	4.50%	4.50%

The following table summarizes the components of net periodic benefit cost for fiscal years 2005, 2004 and 2003 for all plans.

	Pension Benefits			Other Benefits
(in thousands)	2005	2004	2003	2005	2004	2003
Service cost	$—	$—	$969	$51	$48	$29
Interest cost	995	1,567	1,291	364	402	320
Expected return on plan assets	(440)	(902)	(774)	—	—	—
Amortization of prior service cost	—	—	(128)	256	256	—
Actuarial losses	3,021	5,681	3,800	1	51	—
Settlement losses	22	—	—	—	—	—

Net Periodic Benefit Cost	$3,598	$6,346	$5,158	$672	$757	$349

Following the acquisition of Fiduciary Trust, we established an $85.0 million retention pool aimed at retaining key Fiduciary Trust employees, under which employees will receive both cash payments and options. Salaried employees who remain continuously employed through the applicable dates are eligible for compensation under the program. Excluding the value of options granted, the value of the retention plan is $68 million, and is being expensed over a period ranging from one to five years. We expensed $0.7 million, $1.6 million and $10.2 million in fiscal years 2005, 2004, and 2003, including the acceleration of retention payments related to the September 11, 2001 events as described in Note 19.

Note 18 – Segment Information

We have two operating segments: investment management and related services and banking/finance. We based our operating segment selection process primarily on services offered. The investment management and related services operating segment derives substantially all its revenues and net income from the Franklin, Templeton, Mutual Series, Bissett, Fiduciary Trust and Darby Overseas sponsored investment products. The banking/finance operating segment offers selected retail-banking services to high net-worth individuals, foundations and institutions, and consumer lending services. Our consumer lending activities include automotive lending related to the purchase, securitization, and servicing of retail installment sales contracts originated by independent automobile dealerships, consumer credit and debit cards, real estate equity lines and home equity/mortgage loans.

Financial information for our two operating segments is presented in the table below. Operating revenues of the banking/finance operating segment are reported net of interest expense and the provision for probable loan losses.

(in thousands)

As of and for the Year Ended September 30, 2005	Investment Management and Related Services	Banking/ Finance	Totals
Assets	$7,978,787	$915,140	$8,893,927
Operating revenues	4,258,661	51,437	4,310,098
Interest revenue–inter-segment	409	—	409
Interest expense	34,043	N/A	34,043
Income before taxes	1,395,538	25,317	1,420,855

As of and for the Year Ended September 30, 2004
Assets	$7,401,924	$825,844	$8,227,768
Operating revenues	3,381,696	56,512	3,438,208
Interest revenue–inter-segment	1,393	—	1,393
September 11, 2001 recovery, net	(30,277)	—	(30,277)
Interest expense	30,658	N/A	30,658
Income before taxes	965,614	28,252	993,866

As of and for the Year Ended September 30, 2003
Assets	$6,052,324	$918,425	$6,970,749
Operating revenues	2,571,253	60,871	2,632,124
Interest revenue–inter-segment	2,501	—	2,501
September 11, 2001 recovery, net	(4,401)	—	(4,401)
Interest expense	19,910	N/A	19,910
Income before taxes	658,571	41,632	700,203

Operating revenues of the banking/finance segment included above were as follows:

(in thousands) Years Ended September 30,	2005	2004	2003
Interest on loans	$31,196	$27,957	$31,134
Interest and dividends on investment securities	10,587	10,950	18,595

Total interest income	41,783	38,907	49,729

Interest on deposits	7,651	4,420	6,119
Interest on short-term debt	3,016	203	436
Interest expense–inter-segment	409	1,393	2,501

Total interest expense	11,076	6,016	9,056

Net interest income	30,707	32,891	40,673
Other income	22,141	28,822	33,621
Provision for probable loan losses	(1,411)	(5,201)	(13,423)

Total Operating Revenues	$51,437	$56,512	$60,871

Inter-segment interest payments from the banking/finance operating segment to the investment management and related services operating segment are based on market rates prevailing at the inception of each loan. As further described in Note 1, inter-segment interest income and expense are not eliminated in our Consolidated Statements of Income. The investment management and related services operating segment incurs substantially all of our depreciation and amortization costs and expenditures on long-lived assets.

We conduct operations in the following principal geographic areas of the world: the United States, Canada, the Bahamas, Europe, Asia, South America, Africa and Australia. For segment reporting purposes, we have combined Asia, South America, Africa and Australia into one category–Other. Revenues by geographic area include fees and commissions charged to customers and fees charged to affiliates.

Information by geographic area is summarized below:

(in thousands)

Years Ended September 30,	2005	2004	2003
Operating Revenues
United States	$2,894,809	$2,379,108	$1,888,987
Canada	275,702	230,433	188,531
Bahamas	680,816	493,504	326,687
Europe	151,001	104,110	72,467
Other	307,770	231,053	155,452

Total	$4,310,098	$3,438,208	$2,632,124

Property and Equipment, Net
United States	$431,023	$420,301	$303,457
Canada	2,840	3,546	4,007
Bahamas	9,588	9,879	6,861
Europe	11,332	6,268	6,045
Other	34,583	30,584	36,402

Total	$489,366	$470,578	$356,772

Note 19 – September 11, 2001 Recovery

On September 11, 2001, the headquarters of our subsidiary company, Fiduciary Trust, at Two World Trade Center was destroyed in the terrorist attacks on New York City. We have since leased office space for Fiduciary Trust in midtown Manhattan, to resume permanent operations. The following table shows the financial impact of the event recognized at September 30, 2005, 2004 and 2003:

(in thousands)	2005	2004	2003
Cumulative September 11, 2001 costs recognized as of end of year	$—	$69,140	$68,945
September 11, 2001 recovery, net	—	(30,277)	(4,401)

In January 2004, we received $32.5 million from our insurance carrier for claims related to the September 11, 2001 terrorist attacks that destroyed Fiduciary Trust’s headquarters. These proceeds represented final recoveries for claims submitted to our insurance carrier. We realized a gain of $30.3 million, before income taxes of $12.0 million, in the reporting period ending March 31, 2004, in accordance with guidance provided under FASB Statement No. 5 “Accounting for Contingencies” and EITF Abstract “Accounting for the Impact of the Terrorist Attacks of September 11, 2001”, as remaining contingencies related to our insurance claims have been resolved.

Note 20 – Other Income (Expenses)

Other income (expenses) for the fiscal years ended September 30, 2005, 2004 and 2003 consisted of the following:

(in thousands)	2005	2004	2003
Consolidated Sponsored Investment Products
Consolidated sponsored investment products unrealized gains (losses), net	$8,071	$(484)	$1,476
Consolidated sponsored investment products realized gain, net	21,050	3,877	169

Total	29,121	3,393	1,645
Investment and Other Income
Dividends	31,577	14,778	13,328
Interest income from banking/finance group	409	1,393	2,501
Other interest income	66,146	27,301	25,187
Equity in net income of affiliated companies	30,659	20,605	6,934
Realized gains on sale of assets	8,173	30,395	15,213
Realized losses on sale of assets	(3,994)	(5,771)	(6,639)
Foreign exchange gains, net	1,883	4,668	10,069
Other	2,548	(3,063)	3,799

Total	137,401	90,306	70,392
Interest expense	(34,043)	(30,658)	(19,910)

Other Income, Net	$132,479	$63,041	$52,127

Substantially all of our dividend income and realized gains (losses) on sale of assets were generated by investments in our sponsored investment products.

Note 21 – Fair Values of Financial Instruments

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The methods and assumptions used to estimate fair values of our financial instruments are described below (see also Note 1).

Due to the short-term nature and liquidity of cash and cash equivalents and receivables, the carrying amounts of these assets in the Consolidated Balance Sheets approximated fair value.

Investment securities, trading are carried at fair value with changes in fair value recognized in our consolidated net income.

Investment securities, available-for-sale are carried at fair market value with changes in fair value recognized in other comprehensive income, as required by generally accepted accounting principles in the United States.

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

Deposits of the banking/finance operating segment are valued using interest rates offered by comparable institutions on deposits with similar remaining maturities. The amounts in the Consolidated Balance Sheets approximated fair value.

Interest-rate swap agreements and foreign exchange contracts are carried at fair value.

Debt is valued using publicly-traded debt with similar maturities, credit risk and interest rates. The amounts in the Consolidated Balance Sheets approximate fair values.

Guarantees and letters of credit have fair values based on the face value of the underlying instrument.

At September 30, 2005 and 2004, estimated fair values of our financial instruments were as follows:

	2005		2004
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and cash equivalents	$3,152,159	$3,152,159	$2,917,188	$2,917,188
Investment securities, trading	254,750	254,750	257,329	257,329
Investment securities, available-for-sale	858,306	858,306	698,535	698,535
Loans held for sale	303,161	303,161	82,481	82,481
Loans receivable, net	264,275	264,275	334,676	334,676

Financial Liabilities
Deposits	$519,140	$519,140	$555,746	$555,746
Commercial paper and current maturities of long-term debt	169,389	169,389	169,633	169,633
Long-term debt	1,208,390	1,142,972	1,196,409	1,048,191
Interest-rate swaps	686	686	1,416	1,416

Note 22 – Banking Regulatory Ratios

We are a bank holding company and a financial holding company subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional, discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. We must meet specific capital adequacy guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require us to maintain a minimum Tier 1 capital and Tier 1 leverage ratio (as defined in the regulations), as well as minimum Tier 1 and Total risk-based capital ratios (as defined in the regulations). Based on our calculations as of

September 30, 2005 and 2004, we exceeded the capital adequacy requirements applicable to us as listed below.

(in thousands)	2005	2004	Capital Adequacy Minimum
Tier 1 capital	$3,700,203	$3,144,919	N/A
Total risk-based capital	3,703,109	3,148,617	N/A
Tier 1 leverage ratio	54%	50%	4%
Tier 1 risk-based capital ratio	85%	76%	4%
Total risk-based capital ratio	85%	76%	8%

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2005. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of September 30, 2005 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

As discussed in Note 1 to the Company’s Consolidated Financial Statements included in this Annual Report, beginning with the first quarter of fiscal 2005, the Company made certain revisions to the presentation of the consolidation activity of its sponsored investment products in the fiscal 2005 quarterly statements of cash flows. In connection with the preparation of the statement of cash flows for the fiscal year ended September 30, 2005, the Company determined that similar revisions should also have been made to the comparative fiscal 2004 quarterly data included in the fiscal 2005 quarterly statements of cash flows and would need to be made to the fiscal 2004 annual data to be included in the fiscal 2005 annual statement of cash flows. Specifically, in fiscal 2004 the Company incorrectly classified certain transactions in the statement of cash flows related to the consolidation activities of our sponsored investment products. In the operating, investing and financing activities categories of the statement of cash flows, the Company had included contributions from, and distributions to, minority interest in operating activities rather than financing activities and had included the impact of deconsolidation of certain of these sponsored investment products as an operating and investing cash activity rather than a non-cash transaction. Management considers the foregoing to constitute a significant deficiency in internal control over financial reporting (as defined in Auditing Standard No. 2 issued by the Public Company Accounting Oversight Board). The statement of cash flows for the fiscal year ended September 30, 2004 included in this Annual Report for comparison purposes has been revised to conform to the fiscal 2005 presentation.

In forming their conclusion regarding the effectiveness of the Company’s disclosure controls and procedures at the reasonable assurance level as of September 30, 2005, our principal executive and principal financial officers considered, among other things, the nature and circumstances of the errors resulting from the deficiency discussed above, including: the inconsequential effect of the revisions in classification on fiscal 2004 cash flows from operating activities and the immaterial effect of the revisions in classification on the fiscal 2004 statement of cash flows; the absence of any effects of the revisions in fiscal 2004 classification on the Company’s statement of income or cash and cash equivalents, or upon net increase in cash and cash equivalents; the absence of any effect of the revision in 2004 classification on the Company’s statement of stockholders’ equity and comprehensive income; and management’s view that investing and financing activities are not significant sources of the Company’s liquidity and that investors and analysts instead regard cash flow from operating activities (as to which the fiscal 2004 revisions are inconsequential) as the most meaningful measure of the Company’s liquidity.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. However, in light of the deficiency discussed above, the Company intends to implement additional training, education and accounting reviews for relevant personnel.

Management’s Report on Internal Control over Financial Reporting and the Report of the Independent Registered Public Accounting Firm are set forth in Item 8 and incorporated herein by this reference.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The information required by this Item with respect to our executive officers is contained at the end of Part I of this Form 10-K under the heading “Executive Officers of the Registrant”.

The other information required by this Item, including with regard to directors of the Company, the procedures by which security holders may recommend nominees, the members of the Audit Committee, the Audit Committee financial expert, and compliance with Section 16(a) of the Exchange Act, is incorporated by reference from the information provided under the section entitled “Proposal No. 1 Election of Directors” from the Company’s definitive proxy statement for its annual meeting of stockholders (the “Proxy Statement”) to be filed with the SEC within 120 days after September 30, 2005.

Code of Ethics. The Company has adopted a Code of Ethics and Business Conduct (the “Code of Ethics”) that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, controller, and any persons performing similar functions, as well as all directors, officers and employees of the Company. The Code of Ethics is posted on the Company’s website at www.franklintempleton.com under “Corporate Governance” on the “Our Company” page. A copy of the Code of Ethics is available in print free of charge to any stockholder who requests a copy. Interested parties may address a written request for a printed copy of the Code of Ethics to: Secretary, Franklin Resources, Inc., One Franklin Parkway, San Mateo, California 94403-1906. We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Ethics for the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website.

NYSE and Pacific Exchange Annual Certifications Disclosure. In February 2005, the Company’s then Co-Chief Executive Officers’ annual certifications required by Section 303A.12(a) of the NYSE Listed Company Manual were submitted to the NYSE, without any qualifications.

In June 2005, the Company’s then Co-Chief Executive Officers’ annual certifications required by Rule 5.3(m) of the rules of PCX Equities, Inc. (“PCXE”) were submitted to the Pacific Exchange, or PCX, and PCXE, subject to the following qualifications. The Company submitted the PCXE’s Domestic Company Annual Written Affirmation form to the PCXE after the December 31, 2004 due date. The Company was advised by representatives of the PCXE that such form was not available to complete by the due date. To the extent that PCXE Rule 5.3(k)(1) or (5) required the Company’s independent directors to meet any different standard of director independence than that required by the NYSE, the Company had not made such determination by December 31, 2004. However, the Company subsequently confirmed in the submitted form that its independent directors did meet the PCXE rule independence standards as of December 31, 2004. The Company’s annual report to stockholders, which was printed on December 15, 2004, did not include reference to submitting an annual CEO certification for the PCXE. However, such certification was not required to be submitted to the PCXE until December 31, 2004, and the Company was advised by representatives of the PCXE that such form had not been made available to complete by the due date. With respect to the requirements of PCXE Rule 5.3(a), while the audit committee of the Board of Directors of the Company may review potential conflict of interest situations where appropriate, the entire Board of Directors of the Company, in lieu of the audit committee, may also do so. Finally, the Company’s Corporate Governance Guidelines cross-referenced to the director independence standards of the NYSE and the SEC and have now been amended to cross-reference other applicable exchanges.

Last fiscal year, we filed with the SEC, as exhibits to our Form 10-K for the fiscal year ended September 30, 2004, the certifications of our then Co-Chief Executive Officers and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002. We are filing with the SEC, as exhibits to this Form 10-K, the certifications of our Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Item 11.	Executive Compensation.

The information in the Proxy Statement under the section entitled “Proposal No. 1 Election of Directors” is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference from the information provided under the sections entitled “Proposal No. 1 Election of Directors–Security Ownership of Principal Shareholders” and “Proposal No. 1 Election of Directors–Security Ownership of Management” of our Proxy Statement.

Equity Compensation Plan Information.

The following table sets forth certain information as of September 30, 2005 with respect to the shares of the Company’s common stock that may be issued under the Company’s existing compensation plans that have been approved by stockholders and plans that have not been approved by stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders[1]	7,938,053[2]	$37.45[3]	7,773,142[4]
Equity compensation plans not approved by stockholders	0	0	0

Total	7,938,053	$37.45	7,773,142

[1]	Consists of the 2002 Universal Stock Incentive Plan, as amended and restated (the “2002 Stock Plan”) and the 1998 Employee Stock Investment Plan, as amended (the “Purchase Plan”). Equity securities granted under the 2002 Stock Plan may include awards in connection with the Amended and Restated Annual Incentive Compensation Plan and the 2004 Key Executive Incentive Compensation Plan.
[2]	Includes restricted stock unit awards under the 2002 Stock Plan that may be settled in shares of the Company’s common stock, but excludes options to purchase accruing under the Company’s Purchase Plan. Under the Purchase Plan each eligible employee is granted a separate option to purchase up to 2,000 shares of common stock each semi-annual accrual period on January 31 and July 31 at a purchase price per share equal to 90% of the fair market value of the common stock on the enrollment date or the exercise date, whichever is lower.
[3]	Does not take into account restricted stock unit awards under the 2002 Stock Plan.
[4]	Includes shares available for future issuance under the Purchase Plan. As of September 30, 2005, 921,381 of shares of common stock were available for issuance under the Purchase Plan.

Item 13.	Certain Relationships and Related Transactions.

The information required by this Item is incorporated by reference from the information provided under the section entitled “Proposal No. 1 Election of Directors–Certain Relationships and Related Transactions” of our Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference from the information provided under the section entitled “Proposal No. 1 Election of Directors–Fees Paid to Independent Registered Public Accounting Firm” of our Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1)	The financial statements filed as part of this report are listed in Item 8 of this Form 10-K.

(a)(2)	The financial statement schedules filed as part of this report are listed in Item 8 of this Form 10-K.

(a)(3)	Exhibits.

Exhibit No.

3(i)(a)	Registrant’s Certificate of Incorporation, as filed November 28, 1969, incorporated by reference to Exhibit (3)(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (File No. 001-09318) (the “1994 Annual Report”)

3(i)(b)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed March 1, 1985, incorporated by reference to Exhibit 3(ii) to the 1994 Annual Report

3(i)(c)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed April 1, 1987, incorporated by reference to Exhibit 3(iii) to the 1994 Annual Report

3(i)(d)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed February 2, 1994, incorporated by reference to Exhibit 3(iv) to the 1994 Annual Report

3(i)(e)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed on February 4, 2005, incorporated by reference to Exhibit (3)(i)(e) to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318)

3(ii)	Registrant’s Amended and Restated By-laws of Franklin Resources, Inc. adopted October 11, 2005, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on October 14, 2005 (File No. 001-09318)

4.1	Indenture between Franklin Resources, Inc. and The Chase Manhattan Bank (formerly Chemical Bank), as trustee, dated as of May 19, 1994, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-3, filed on April 14, 1994 (File No. 033-53147)

4.2	Indenture between Franklin Resources, Inc. and The Bank of New York dated May 11, 2001, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3, filed on August 6, 2001 (File No. 333-66958)

4.3	Form of Liquid Yield Option Note due 2031 (Zero Coupon-Senior) (included in Exhibit 4.2 hereto)

4.4	Registration Rights Agreement between Franklin Resources, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”) dated May 11, 2001, incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3, filed on August 6, 2001 (File No. 333-66958)

4.5	Form of 3.7% Senior Notes due 2008, incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 filed on May 12, 2003 (File No. 001-09318)

Exhibit No.

10.1	Representative Distribution Plan between Templeton Growth Fund, Inc. and Franklin/Templeton Investor Services, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1993 (File No. 001-09318) (the “1993 Annual Report”)

10.2	Representative Transfer Agent Agreement between Templeton Growth Fund, Inc. and Franklin/Templeton Investor Services, Inc., incorporated by reference to Exhibit 10.3 to the 1993 Annual Report

10.3	Representative Investment Management Agreement between Templeton Growth Fund, Inc. and Templeton, Galbraith & Hansberger Ltd., incorporated by reference to Exhibit 10.5 to the 1993 Annual Report

10.4	Representative Management Agreement between Advisers and the Franklin Group of Funds, incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1992 (File No. 001-09318) (the “1992 Annual Report”)

10.5	Representative Distribution 12b-1 Plan between FTDI and the Franklin Group of Funds, incorporated by reference to Exhibit 10.3 to the 1992 Annual Report

10.6	Representative Amended and Restated Distribution Agreement between Franklin/Templeton Distributors, Inc. and Franklin Federal Tax-Free Income Fund, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 (File No. 001-09318) (the “June 1995 Quarterly Report”)

10.7	Distribution 12b-1 Plan for Class II shares between Franklin/Templeton Distributors, Inc. and Franklin Federal Tax-Free Income Fund, incorporated by reference to Exhibit 10.2 to the June 1995 Quarterly Report

10.8	Representative Investment Management Agreement between Templeton Global Strategy SICAV and Templeton Investment Management Limited, incorporated by reference to Exhibit 10.3 to the June 1995 Quarterly Report

10.9	Representative Sub-Distribution Agreement between Templeton, Galbraith & Hansberger Ltd. and BAC Corp. Securities, incorporated by reference to Exhibit 10.4 to the June 1995 Quarterly Report

10.10	Representative Dealer Agreement between Franklin/Templeton Distributors, Inc. and Dealer, incorporated by reference to Exhibit 10.5 to the June 1995 Quarterly Report

10.11	Representative Investment Management Agreement between Templeton Investment Counsel, Inc. and Client (ERISA), incorporated by reference to Exhibit 10.6 to the June 1995 Quarterly Report

10.12	Representative Investment Management Agreement between Templeton Investment Counsel, Inc. and Client (non-ERISA), incorporated by reference to Exhibit 10.7 to the June 1995 Quarterly Report

10.13	Representative Amended and Restated Transfer Agent and Shareholder Services Agreement between Franklin/Templeton Investor Services, Inc. and Franklin Custodian Funds, Inc., dated July 1, 1995, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1995 (File No. 001-09318) (the “1995 Annual Report”)

Exhibit No.

10.14	Representative Amended and Restated Distribution Agreement between Franklin/Templeton Distributors, Inc. and Franklin Custodian Funds, Inc., incorporated by reference to Exhibit 10.17 to the 1995 Annual Report

10.15	Representative Class II Distribution Plan between Franklin/Templeton Distributors, Inc. and Franklin Custodian Funds, Inc., on behalf of its Growth Series, incorporated by reference to Exhibit 10.18 to the 1995 Annual Report

10.16	Representative Dealer Agreement between Franklin/Templeton Distributors, Inc. and Dealer, incorporated by reference to Exhibit 10.19 to the 1995 Annual Report

10.17	Representative Mutual Fund Purchase and Sales Agreement for Accounts of Bank and Trust Company Customers, effective July 1, 1995, incorporated by reference to Exhibit 10.20 to the 1995 Annual Report

10.18	Representative Management Agreement between Franklin Value Investors Trust, on behalf of Franklin MicroCap Value Fund and Franklin Advisers, Inc., incorporated by reference to Exhibit 10.21 to the 1995 Annual Report

10.19	Representative Sub-Distribution Agreement between Templeton, Galbraith & Hansberger Ltd. and Sub-Distributor, incorporated by reference to Exhibit 10.22 to the 1995 Annual Report

10.20	Representative Non-Exclusive Underwriting Agreement between Templeton Growth Fund, Inc. and Templeton/Franklin Investments Services (Asia) Limited, dated September 18, 1995, incorporated by reference to Exhibit 10.23 to the 1995 Annual Report

10.21	Representative Shareholder Services Agreement between Franklin/Templeton Investor Services, Inc. and Templeton/Franklin Investments Services (Asia) Limited, dated September 18, 1995, incorporated by reference to Exhibit 10.24 to the 1995 Annual Report

10.22	Agreement to Merge the Businesses of Heine Securities Corporation, Elmore Securities Corporation, and Franklin Resources, Inc., dated June 25, 1996, incorporated by reference to Exhibit 2 to the Company’s Report on Form 8-K dated June 25, 1996 (File No. 001-09318)

10.23	Subcontract for Transfer Agency and Shareholder Services dated November 1, 1996 by and between Franklin/Templeton Investor Services, Inc. and PFPC Inc., incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (File No. 001-09318) (the “1996 Annual Report”)

10.24	Representative Sample of Franklin/Templeton Investor Services, Inc. Transfer Agent and Shareholder Services Agreement, incorporated by reference to Exhibit 10.26 to the 1996 Annual Report

10.25	Representative Administration Agreement between Templeton Growth Fund, Inc. and Franklin Templeton Services, Inc., incorporated by reference to Exhibit 10.27 to the 1996 Annual Report

10.26	Representative Sample of Fund Administration Agreement with Franklin Templeton Services, Inc., incorporated by reference to Exhibit 10.28 to the 1996 Annual Report

10.27	Representative Subcontract for Fund Administrative Services between Franklin Advisers, Inc. and Franklin Templeton Services, Inc., incorporated by reference to Exhibit 10.29 to the 1996 Annual Report

Exhibit No.

10.28	Representative Investment Advisory Agreement between Franklin Mutual Series Fund Inc. and Franklin Mutual Advisers, Inc., incorporated by reference to Exhibit 10.30 to the 1996 Annual Report

10.29	Representative Management Agreement between Franklin Valuemark Funds and Franklin Mutual Advisers, Inc., incorporated by reference to Exhibit 10.31 to the 1996 Annual Report

10.30	Representative Investment Advisory and Asset Allocation Agreement between Franklin Templeton Fund Allocator Series and Franklin Advisers, Inc., incorporated by reference to Exhibit 10.32 to the 1996 Annual Report

10.31	Representative Management Agreement between Franklin New York Tax-Free Income Fund, Inc. and Franklin Investment Advisory Services, Inc., incorporated by reference to Exhibit 10.33 to the 1996 Annual Report

10.32	System Development and Services Agreement dated as of August 29, 1997 by and between Franklin/Templeton Investor Services, Inc. and Sungard Shareholder Systems, Inc., incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997 (File No. 001-09318)

10.33	1998 Universal Stock Incentive Plan approved October 16, 1998 by the Board of Directors, incorporated by reference to Exhibit A the Company’s Proxy Statement filed under cover of Schedule 14A on December 23, 1998 in connection with its Annual Meeting of Stockholders held on January 28, 1999 (File No. 001-09318)*

10.34	Amendment No. 3 to the Agreement to Merge the Businesses of Heine Securities Corporation, Elmore Securities Corporation, and Franklin Resources, Inc., dated December 17, 1997, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997 (File No. 001-09318)

10.35	Representative Agreement for the Supply of Investment Management and Administration Services, dated February 16, 1998, by and between Templeton Funds and Templeton Investment Management Limited, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 (File No. 001-09318)

10.36	Representative Investment Management Agreement between Templeton Investment Counsel, Inc. and Client (ERISA), as amended, incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 1998 (File No. 001-09318) (the “1998 Annual Report”)

10.37	Representative Investment Management Agreement between Templeton Investment Counsel, Inc. and Client (non-ERISA), as amended, incorporated by reference to Exhibit 10.40 to the 1998 Annual Report

10.38	Representative Variable Insurance Fund Participation Agreement among Templeton Variable Products Series Fund or Franklin Valuemark Fund, Franklin/Templeton Distributors, Inc. and an insurance company, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 1998 (File No. 001-09318)

10.39	Purchase Agreement between Mariners Island Co-Tenancy and Keynote Systems, Inc. dated April 25, 2000, incorporated by reference to Exhibit 10 to the Company’s Report on Form 10-Q for the quarterly period ended June 30, 2000 (File No. 001-09318)

Exhibit No.

10.40	Acquisition Agreement dated July 26, 2000 among Franklin Resources, Inc., FTI Acquisition and Bissett & Associates Investment Management, Ltd., incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K dated August 1, 2000 (File No. 001-09318)

10.41	Agreement and Plan of Share Acquisition between Franklin Resources, Inc. and Fiduciary Trust Company International dated October 25, 2000, incorporated by reference to Exhibit 2 to the Company’s Report on Form 8-K/A (Amendment No. 1) dated October 25, 2000 and filed on October 26, 2000 (File No. 001-09318)

10.42	Representative Amended and Restated Distribution Agreement among Templeton Emerging Markets Fund, Templeton Canadian Bond Fund, Templeton International Stock Fund, Templeton Canadian Stock Fund, Templeton Global Smaller Companies Fund, Templeton Global Bond Fund, Templeton Treasury Bill Fund, Templeton Global Balanced Fund, Templeton International Balanced Fund, Templeton Canadian Asset Allocation Fund, Mutual Beacon Fund, Franklin U.S. Small Cap Growth Fund, Templeton Balanced Fund, Templeton Growth Fund, Ltd., Templeton Management Limited, and FEP Capital, L.P. dated December 31, 1998, incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 001-09318) (the “2000 Annual Report”)

10.43	Representative Purchase and Sales Agreement by and among Franklin/Templeton Distributors, Inc., Franklin Resources, Inc., and Lightning Finance Company Limited dated August 1, 1999, incorporated by reference to Exhibit 10.46 to the 2000 Annual Report

10.44	Representative Advisory Agreement between Templeton Global Advisors Limited and Templeton Asset Management Limited dated December 21, 1999, incorporated by reference to Exhibit 10.47 to the 2000 Annual Report

10.45	Representative Amended and Restated Commission Paying Agreement between Templeton Global Strategy Funds, Templeton Global Advisors Limited, Templeton Global Strategic Services S.A., and Lightning Finance Company Limited dated January 31, 2000, incorporated by reference to Exhibit 10.48 to the 2000 Annual Report

10.46	Representative Variable Insurance Fund Participation Agreement among Franklin Templeton Variable Insurance Products Trust (formerly Franklin Valuemark Funds), Franklin/Templeton Distributors, Inc., and CUNA Mutual Life Insurance Company dated May 1, 2000, incorporated by reference to Exhibit 10.49 to the 2000 Annual Report

10.47	Stock Purchase Agreement between Good Morning Securities Co., Ltd. and Templeton Investment Counsel, Inc. dated June 29, 2000, incorporated by reference to Exhibit 10.50 to the 2000 Annual Report

10.48	Agreement entered into between NEDCOR Investment Bank Holdings Limited, NEDCOR Investment Bank Limited, Templeton International, Inc., Franklin Templeton Asset Management (Proprietary) Limited, and Templeton Global Advisors Limited dated August 1, 2000, incorporated by reference to Exhibit 10.51 to the 2000 Annual Report

10.49	Representative Amended and Restated Distribution Agreement between Franklin/Templeton Distributors, Inc. and Franklin Growth and Income Fund dated August 10, 2000, incorporated by reference to Exhibit 10.52 to the 2000 Annual Report

Exhibit No.

10.50	Employment Agreement entered into on December 22, 2000 by and among Anne M. Tatlock, Fiduciary Trust Company International and Franklin Resources, Inc., incorporated by reference to Exhibit 10.53 to the Company’s Report on Form 10-Q for the quarterly period ended December 31, 2000 (File No. 001-09318)*

10.51	Amended and Restated 1998 Universal Stock Incentive Plan as approved by the Board of Directors on October 28, 2000 and the Stockholders at the Annual Meeting held on January 25, 2001, incorporated by reference to Exhibit 10.54 to the Company’s Report on Form 10-Q for the quarterly period ended December 31, 2000 (File No. 001-09318)*

10.52	Representative Sub-Advisory Agreement between FTTrust Company, on behalf of Templeton International Smaller Companies Fund, Templeton Investment Counsel, LLC, and Templeton Asset Management Limited, dated January 23, 2001, incorporated by reference to Exhibit 10.55 to the Company’s Report on Form 10-Q for the quarterly period ended March 31, 2001 (File No. 001-09318)

10.53	Managed Operations Services Agreement between Franklin Templeton Companies, LLC, and International Business Machines Corporation dated February 6, 2001, incorporated by reference to Exhibit 10.56 to the Company’s Report on Form 10-Q for the quarterly period ended March 31, 2001 (File No. 001-09318)

10.54	Representative Agency Agreement between FTTrust Company and Franklin/Templeton Investor Services, LLC, dated April 1, 2001, incorporated by reference to Exhibit 10.57 to the Company’s Report on Form 10-Q for the quarterly period ended March 31, 2001 (File No. 001-09318)

10.55	Lease between RCPI Landmark Properties, L.L.C. and Franklin Templeton Companies, LLC dated September 30, 2001, incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (File No. 001-09318) (the “2001 Annual Report”)

10.56	Synthetic Lease Financing Facility Agreements dated September 27, 1999, incorporated by reference to Exhibit 10.59 to the 2001 Annual Report

10.57	Representative Amended and Restated Master Management Agreement between Franklin Templeton Investment Corp., as Trustee of mutual funds and Franklin Templeton Investment Corp., as Manager, dated May 31, 2001, incorporated by reference to Exhibit 10.60 to the 2001 Annual Report

10.58	Representative Master Management Agreement dated May 31, 2001 between Franklin Templeton Tax Class Corp. and Franklin Templeton Investments Corp., incorporated by reference to Exhibit 10.61 to the 2001 Annual Report

10.59	Form of Deferred Compensation Agreement for Director’s Fees, as amended, incorporated by reference to Exhibit 10.62 to the Company’s Report on Form 10-Q for the quarterly period ended March 31, 2002 (File No. 001-09318)*

10.60	Franklin Resources, Inc. 1998 Employee Stock Investment Plan as amended by the Board of Directors on October 10, 2002, incorporated by reference to Exhibit 4.6 to the Company’s Report on Form S-8 filed on October 28, 2002 (File No. 333-100801)*

10.61	Settlement Agreement and Release of All Claims dated July 7, 2002 between Franklin Resources, Inc. and Allen J. Gula, Jr., incorporated by reference to Exhibit 10.66 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (File No. 001-09318) (the “2002 Annual Report”)

Exhibit No.

10.62	Stock Purchase Agreements dated July 23, 2002 between Templeton Asset Management (India) Private Limited and Pioneer Investment Management, Inc. and various employee shareholders, incorporated by reference to Exhibit 10.67 to the 2002 Annual Report

10.63	2002 Universal Stock Incentive Plan as approved by the Board of Directors on October 10, 2002 and the Stockholders at the Annual Meeting held on January 30, 2003, incorporated by reference to Exhibit 10.68 to the Company’s Report on Form 10-Q for the quarterly period ended December 31, 2002 (File No. 001-09318)

10.64	Amendments dated July 2, 2001, June 10, 2002 and February 3, 2003 to the Managed Operations Services Agreement dated February 6, 2001, between Franklin Templeton Companies, LLC and International Business Machines Corporation, incorporated by reference to Exhibit 10.69 to the Company’s Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 001-09318)

10.65	Representative Form of Franklin Templeton Investor Services, LLC Transfer Agent and Shareholder Services Agreement, incorporated by reference to Exhibit 10.70 to the Company’s Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 001-09318)

10.66	Amendments dated July 1, 2003 and September 1, 2003 to the Managed Operations Service Agreement dated February 6, 2001, between Franklin Templeton Companies, LLC and International Business Machines Corporation, incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 001-09318) (the “2003 Annual Report”)

10.67	Purchase Agreement by and among Franklin Resources, Inc., Darby Holdings, Inc. and certain other named parties dated as of August 1, 2003, incorporated by reference to Exhibit 10.72 to the 2003 Annual Report

10.68	Settlement and Release Agreement between Franklin Resources, Inc. and Great Northern Insurance Company dated January 15, 2004, incorporated by reference to Exhibit 10.74 to the Company’s Report on Form 10-Q for the quarterly period ended March 31, 2004 (File No. 001-09318)

10.69	2004 Key Executive Incentive Compensation Plan approved by the Board of Directors on December 11, 2003 and the Stockholders at the Annual Meeting held on January 29, 2004 (the “2004 Annual Meeting”), incorporated by reference to Appendix E to the Company’s Proxy Statement filed under cover of Schedule 14A on December 24, 2003 (File No. 001-09318)*

10.70	Form of Restricted Stock Award Agreement and Notice of Restricted Stock Award under the Company’s 2002 Universal Stock Incentive Plan, incorporated by reference to Exhibit 10.74 to the Company’s Report on Form 8-K filed with the SEC on November 12, 2004 (File No. 001-09318)*

10.71	Form of Stock Option Agreement and Notice of Stock Option Grant under the Company’s 2002 Universal Stock Incentive Plan, incorporated by reference to Exhibit 10.75 to the Company’s Report on Form 8-K filed with the SEC on November 12, 2004 (File No. 001-09318)*

10.72	Form of Restricted Stock Award Agreement and Notice of Restricted Stock Award under the Company’s 2002 Universal Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on November 19, 2004 (File No. 001-09318)*

Exhibit No.

10.73	Form of Restricted Stock Unit Award Agreement and Notice of Restricted Stock Unit Award under the Company’s 2002 Universal Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed with the SEC on November 19, 2004 (File No. 001-09318)*

10.74	Form of Restricted Stock Award Agreement and Notice of Restricted Stock Award under the Company’s 2002 Universal Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on December 21, 2004 (File No. 001-09318)*

10.75	Franklin Resources, Inc. Deferred Compensation Arrangement for Director’s Fees, dated as of January 21, 2005, by and between Franklin Resources, Inc. and Samuel H. Armacost incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on January 27, 2005 (File No. 001-09318)*

10.76	Franklin Resources, Inc. 2002 Universal Stock Incentive Plan (as amended and restated December 16, 2004) incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed with the SEC on January 27, 2005 (File No. 001-09318)*

10.77	Franklin Resources, Inc. Amended and Restated Annual Incentive Compensation Plan (as amended and restated December 16, 2004), incorporated by reference to Exhibit 10.85 to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318)*

10.78	Description of Performance Goals for the Company’s Co-Chief Executive Officers for the 2005 Fiscal Year under the 2004 Key Executive Compensation Plan, incorporated by reference to Exhibit 10.87 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318)*

10.79	Five Year Facility Credit Agreement dated as of June 10, 2005 among Franklin Resources, Inc., the Banks parties thereto, Bank of America, N.A. and The Bank of New York, as Co-Syndication Agents, Citibank, N.A. and BNP Paribas, as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on June 16, 2005 (File No. 001-09318)

10.80	Agreement, dated as of June 1, 2005, by and between Franklin Resources, Inc. and Craig S. Tyle., incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on September 7, 2005 (File No. 001-09318)*

10.81	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on October 4, 2005 (File No. 001-09318)*

10.82	Franklin Resources, Inc. Deferred Compensation Arrangement for Director’s Fees, amended and restated as of October 18, 2005, by and between Franklin Resources, Inc. and Louis E. Woodworth, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on October 20, 2005 (File No. 001-09318)*

10.83	Amended and Restated Annual Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on November 3, 2005 (File No. 001-09318)*

Exhibit No.

10.84	Form of Notice of Restricted Fund Unit Award and Restricted Fund Unit Award Agreement (standard), incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed with the SEC on November 3, 2005 (File No. 001-09318)*

10.85	Form of Notice of Restricted Fund Unit Award and Restricted Fund Unit Award Agreement (other), incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed with the SEC on November 3, 2005 (File No. 001-09318)*

10.86	Form of Notice of Restricted Stock Award and Restricted Stock Award Agreement (in recognition of past efforts and contributions), incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K filed with the SEC on November 3, 2005 (File No. 001-09318)*

10.87	Form of Notice of Restricted Stock Award and Restricted Stock Award Agreement (inducement/performance), incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 8-K filed with the SEC on November 3, 2005 (File No. 001-09318)*

10.88	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (in recognition of past efforts and contributions), incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 8-K filed with the SEC on November 3, 2005 (File No. 001-09318)*

10.89	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (inducement/performance), incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 8-K filed with the SEC on November 3, 2005 (File No. 001-09318)*

10.90	Form of Amendment to Deferred Compensation Agreement for Director’s Fees*

10.91	Named Executive Officer Compensation*

10.92	Director Compensation*

10.93	Employment Agreement entered into on December 26, 2000 by and among William Y. Yun, Fiduciary Trust Company International and Franklin Resources, Inc., as amended*

12	Computation of Ratios of Earnings to Fixed Charges

14	Code of Ethics and Business Conduct

21	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*	Management/Employment Contract or Compensatory Plan or Arrangement

(b)	See Item 15(a)(3) above.

(c)	No separate financial statements called for by this Item 15(c) are required; schedules are included in Item 8.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.

Date:	December 14, 2005	By:	/s/ JAMES R. BAIO
James R. Baio, Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date:	December 14, 2005	By:	/s/ SAMUEL H. ARMACOST
Samuel H. Armacost, Director

Date:	December 14, 2005	By:	/s/ JAMES R. BAIO
James R. Baio, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	December 14, 2005	By:	/s/ HARMON E. BURNS
Harmon E. Burns, Vice Chairman, Member-Office of the Chairman, and Director

Date:	December 14, 2005	By:	/s/ CHARLES CROCKER
Charles Crocker, Director

Date:	December 14, 2005	By:	/s/ JOSEPH R. HARDIMAN
Joseph R. Hardiman, Director

Date:	December 14, 2005	By:	/s/ ROBERT D. JOFFE
Robert D. Joffe, Director

Date:	December 14, 2005	By:	/s/ CHARLES B. JOHNSON
Charles B. Johnson, Chairman, Member-Office of the Chairman, and Director

Date:	December 14, 2005	By:	/s/ GREGORY E. JOHNSON
Gregory E. Johnson, President and Chief Executive Officer (Principal Executive Officer)

Date:	December 14, 2005	By:	/s/ RUPERT H. JOHNSON, JR.
Rupert H. Johnson, Jr., Vice Chairman, Member-Office of the Chairman, and Director

Date:	December 14, 2005	By:	/s/ THOMAS H. KEAN
Thomas H. Kean, Director

Date:	December 14, 2005	By:	/s/ CHUTTA RATNATHICAM
Chutta Ratnathicam, Director

Date:	December 14, 2005	By:	/s/ PETER M. SACERDOTE
Peter M. Sacerdote, Director

Date:	December 14, 2005	By:	/s/ LAURA STEIN
Laura Stein, Director

Date:	December 14, 2005	By:	/s/ ANNE M. TATLOCK
Anne M. Tatlock, Vice Chairman, Member-Office of the Chairman, and Director

Date:	December 14, 2005	By:	/s/ LOUIS E. WOODWORTH
Louis E. Woodworth, Director

EXHIBIT INDEX

Exhibit No.
3(i)(a)	Registrant’s Certificate of Incorporation, as filed November 28, 1969, incorporated by reference to Exhibit (3)(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (File No. 001-09318) (the “1994 Annual Report”)

3(i)(b)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed March 1, 1985, incorporated by reference to Exhibit 3(ii) to the 1994 Annual Report

3(i)(c)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed April 1, 1987, incorporated by reference to Exhibit 3(iii) to the 1994 Annual Report

3(i)(d)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed February 2, 1994, incorporated by reference to Exhibit 3(iv) to the 1994 Annual Report

3(i)(e)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed on February 4, 2005, incorporated by reference to Exhibit (3)(i)(e) to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318)

3(ii)	Registrant’s Amended and Restated By-laws of Franklin Resources, Inc. adopted October 11, 2005, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on October 14, 2005 (File No. 001-09318)

4.1	Indenture between Franklin Resources, Inc. and The Chase Manhattan Bank (formerly Chemical Bank), as trustee, dated as of May 19, 1994, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-3, filed on April 14, 1994 (File No. 033-53147)

4.2	Indenture between Franklin Resources, Inc. and The Bank of New York dated May 11, 2001, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3, filed on August 6, 2001 (File No. 333-66958)

4.3	Form of Liquid Yield Option Note due 2031 (Zero Coupon-Senior) (included in Exhibit 4.2 hereto)

4.4	Registration Rights Agreement between Franklin Resources, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”) dated May 11, 2001, incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3, filed on August 6, 2001 (File No. 333-66958)

4.5	Form of 3.7% Senior Notes due 2008, incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 filed on May 12, 2003 (File No. 001-09318)

10.1	Representative Distribution Plan between Templeton Growth Fund, Inc. and Franklin/Templeton Investor Services, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1993 (File No. 001-09318) (the “1993 Annual Report”)

10.2	Representative Transfer Agent Agreement between Templeton Growth Fund, Inc. and Franklin/Templeton Investor Services, Inc., incorporated by reference to Exhibit 10.3 to the 1993 Annual Report

10.3	Representative Investment Management Agreement between Templeton Growth Fund, Inc. and Templeton, Galbraith & Hansberger Ltd., incorporated by reference to Exhibit 10.5 to the 1993 Annual Report

10.4	Representative Management Agreement between Advisers and the Franklin Group of Funds, incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1992 (File No. 001-09318) (the “1992 Annual Report”)

10.5	Representative Distribution 12b-1 Plan between FTDI and the Franklin Group of Funds, incorporated by reference to Exhibit 10.3 to the 1992 Annual Report

10.6	Representative Amended and Restated Distribution Agreement between Franklin/Templeton Distributors, Inc. and Franklin Federal Tax-Free Income Fund, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 (File No. 001-09318) (the “June 1995 Quarterly Report”)

Exhibit No.
10.7	Distribution 12b-1 Plan for Class II shares between Franklin/Templeton Distributors, Inc. and Franklin Federal Tax-Free Income Fund, incorporated by reference to Exhibit 10.2 to the June 1995 Quarterly Report

10.8	Representative Investment Management Agreement between Templeton Global Strategy SICAV and Templeton Investment Management Limited, incorporated by reference to Exhibit 10.3 to the June 1995 Quarterly Report

10.9	Representative Sub-Distribution Agreement between Templeton, Galbraith & Hansberger Ltd. and BAC Corp. Securities, incorporated by reference to Exhibit 10.4 to the June 1995 Quarterly Report

10.10	Representative Dealer Agreement between Franklin/Templeton Distributors, Inc. and Dealer, incorporated by reference to Exhibit 10.5 to the June 1995 Quarterly Report

10.11	Representative Investment Management Agreement between Templeton Investment Counsel, Inc. and Client (ERISA), incorporated by reference to Exhibit 10.6 to the June 1995 Quarterly Report

10.12	Representative Investment Management Agreement between Templeton Investment Counsel, Inc. and Client (non-ERISA), incorporated by reference to Exhibit 10.7 to the June 1995 Quarterly Report

10.13	Representative Amended and Restated Transfer Agent and Shareholder Services Agreement between Franklin/Templeton Investor Services, Inc. and Franklin Custodian Funds, Inc., dated July 1, 1995, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1995 (File No. 001-09318) (the “1995 Annual Report”)

10.14	Representative Amended and Restated Distribution Agreement between Franklin/Templeton Distributors, Inc. and Franklin Custodian Funds, Inc., incorporated by reference to Exhibit 10.17 to the 1995 Annual Report

10.15	Representative Class II Distribution Plan between Franklin/Templeton Distributors, Inc. and Franklin Custodian Funds, Inc., on behalf of its Growth Series, incorporated by reference to Exhibit 10.18 to the 1995 Annual Report

10.16	Representative Dealer Agreement between Franklin/Templeton Distributors, Inc. and Dealer, incorporated by reference to Exhibit 10.19 to the 1995 Annual Report

10.17	Representative Mutual Fund Purchase and Sales Agreement for Accounts of Bank and Trust Company Customers, effective July 1, 1995, incorporated by reference to Exhibit 10.20 to the 1995 Annual Report

10.18	Representative Management Agreement between Franklin Value Investors Trust, on behalf of Franklin MicroCap Value Fund and Franklin Advisers, Inc., incorporated by reference to Exhibit 10.21 to the 1995 Annual Report

10.19	Representative Sub-Distribution Agreement between Templeton, Galbraith & Hansberger Ltd. and Sub-Distributor, incorporated by reference to Exhibit 10.22 to the 1995 Annual Report

10.20	Representative Non-Exclusive Underwriting Agreement between Templeton Growth Fund, Inc. and Templeton/Franklin Investments Services (Asia) Limited, dated September 18, 1995, incorporated by reference to Exhibit 10.23 to the 1995 Annual Report

10.21	Representative Shareholder Services Agreement between Franklin/Templeton Investor Services, Inc. and Templeton/Franklin Investments Services (Asia) Limited, dated September 18, 1995, incorporated by reference to Exhibit 10.24 to the 1995 Annual Report

10.22	Agreement to Merge the Businesses of Heine Securities Corporation, Elmore Securities Corporation, and Franklin Resources, Inc., dated June 25, 1996, incorporated by reference to Exhibit 2 to the Company’s Report on Form 8-K dated June 25, 1996 (File No. 001-09318)

10.23	Subcontract for Transfer Agency and Shareholder Services dated November 1, 1996 by and between Franklin/Templeton Investor Services, Inc. and PFPC Inc., incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (File No. 001-09318) (the “1996 Annual Report”)

10.24	Representative Sample of Franklin/Templeton Investor Services, Inc. Transfer Agent and Shareholder Services Agreement, incorporated by reference to Exhibit 10.26 to the 1996 Annual Report

10.25	Representative Administration Agreement between Templeton Growth Fund, Inc. and Franklin Templeton Services, Inc., incorporated by reference to Exhibit 10.27 to the 1996 Annual Report

Exhibit No.
10.26	Representative Sample of Fund Administration Agreement with Franklin Templeton Services, Inc., incorporated by reference to Exhibit 10.28 to the 1996 Annual Report

10.27	Representative Subcontract for Fund Administrative Services between Franklin Advisers, Inc. and Franklin Templeton Services, Inc., incorporated by reference to Exhibit 10.29 to the 1996 Annual Report

10.28	Representative Investment Advisory Agreement between Franklin Mutual Series Fund Inc. and Franklin Mutual Advisers, Inc., incorporated by reference to Exhibit 10.30 to the 1996 Annual Report

10.29	Representative Management Agreement between Franklin Valuemark Funds and Franklin Mutual Advisers, Inc., incorporated by reference to Exhibit 10.31 to the 1996 Annual Report

10.30	Representative Investment Advisory and Asset Allocation Agreement between Franklin Templeton Fund Allocator Series and Franklin Advisers, Inc., incorporated by reference to Exhibit 10.32 to the 1996 Annual Report

10.31	Representative Management Agreement between Franklin New York Tax-Free Income Fund, Inc. and Franklin Investment Advisory Services, Inc., incorporated by reference to Exhibit 10.33 to the 1996 Annual Report

10.32	System Development and Services Agreement dated as of August 29, 1997 by and between Franklin/Templeton Investor Services, Inc. and Sungard Shareholder Systems, Inc., incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997 (File No. 001-09318)

10.33	1998 Universal Stock Incentive Plan approved October 16, 1998 by the Board of Directors, incorporated by reference to Exhibit A the Company’s Proxy Statement filed under cover of Schedule 14A on December 23, 1998 in connection with its Annual Meeting of Stockholders held on January 28, 1999 (File No. 001-09318)*

10.34	Amendment No. 3 to the Agreement to Merge the Businesses of Heine Securities Corporation, Elmore Securities Corporation, and Franklin Resources, Inc., dated December 17, 1997, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997 (File No. 001-09318)

10.35	Representative Agreement for the Supply of Investment Management and Administration Services, dated February 16, 1998, by and between Templeton Funds and Templeton Investment Management Limited, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 (File No. 001-09318)

10.36	Representative Investment Management Agreement between Templeton Investment Counsel, Inc. and Client (ERISA), as amended, incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 1998 (File No. 001-09318) (the “1998 Annual Report”)

10.37	Representative Investment Management Agreement between Templeton Investment Counsel, Inc. and Client (non-ERISA), as amended, incorporated by reference to Exhibit 10.40 to the 1998 Annual Report

10.38	Representative Variable Insurance Fund Participation Agreement among Templeton Variable Products Series Fund or Franklin Valuemark Fund, Franklin/Templeton Distributors, Inc. and an insurance company, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 1998 (File No. 001-09318)

10.39	Purchase Agreement between Mariners Island Co-Tenancy and Keynote Systems, Inc. dated April 25, 2000, incorporated by reference to Exhibit 10 to the Company’s Report on Form 10-Q for the quarterly period ended June 30, 2000 (File No. 001-09318)

10.40	Acquisition Agreement dated July 26, 2000 among Franklin Resources, Inc., FTI Acquisition and Bissett & Associates Investment Management, Ltd., incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K dated August 1, 2000 (File No. 001-09318)

10.41	Agreement and Plan of Share Acquisition between Franklin Resources, Inc. and Fiduciary Trust Company International dated October 25, 2000, incorporated by reference to Exhibit 2 to the Company’s Report on Form 8-K/A (Amendment No. 1) dated October 25, 2000 and filed on October 26, 2000 (File No. 001-09318)

Exhibit No.
10.42	Representative Amended and Restated Distribution Agreement among Templeton Emerging Markets Fund, Templeton Canadian Bond Fund, Templeton International Stock Fund, Templeton Canadian Stock Fund, Templeton Global Smaller Companies Fund, Templeton Global Bond Fund, Templeton Treasury Bill Fund, Templeton Global Balanced Fund, Templeton International Balanced Fund, Templeton Canadian Asset Allocation Fund, Mutual Beacon Fund, Franklin U.S. Small Cap Growth Fund, Templeton Balanced Fund, Templeton Growth Fund, Ltd., Templeton Management Limited, and FEP Capital, L.P. dated December 31, 1998, incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 001-09318) (the “2000 Annual Report”)

10.43	Representative Purchase and Sales Agreement by and among Franklin/Templeton Distributors, Inc., Franklin Resources, Inc., and Lightning Finance Company Limited dated August 1, 1999, incorporated by reference to Exhibit 10.46 to the 2000 Annual Report

10.44	Representative Advisory Agreement between Templeton Global Advisors Limited and Templeton Asset Management Limited dated December 21, 1999, incorporated by reference to Exhibit 10.47 to the 2000 Annual Report

10.45	Representative Amended and Restated Commission Paying Agreement between Templeton Global Strategy Funds, Templeton Global Advisors Limited, Templeton Global Strategic Services S.A., and Lightning Finance Company Limited dated January 31, 2000, incorporated by reference to Exhibit 10.48 to the 2000 Annual Report

10.46	Representative Variable Insurance Fund Participation Agreement among Franklin Templeton Variable Insurance Products Trust (formerly Franklin Valuemark Funds), Franklin/Templeton Distributors, Inc., and CUNA Mutual Life Insurance Company dated May 1, 2000, incorporated by reference to Exhibit 10.49 to the 2000 Annual Report

10.47	Stock Purchase Agreement between Good Morning Securities Co., Ltd. and Templeton Investment Counsel, Inc. dated June 29, 2000, incorporated by reference to Exhibit 10.50 to the 2000 Annual Report

10.48	Agreement entered into between NEDCOR Investment Bank Holdings Limited, NEDCOR Investment Bank Limited, Templeton International, Inc., Franklin Templeton Asset Management (Proprietary) Limited, and Templeton Global Advisors Limited dated August 1, 2000, incorporated by reference to Exhibit 10.51 to the 2000 Annual Report

10.49	Representative Amended and Restated Distribution Agreement between Franklin/Templeton Distributors, Inc. and Franklin Growth and Income Fund dated August 10, 2000, incorporated by reference to Exhibit 10.52 to the 2000 Annual Report

10.50	Employment Agreement entered into on December 22, 2000 by and among Anne M. Tatlock, Fiduciary Trust Company International and Franklin Resources, Inc., incorporated by reference to Exhibit 10.53 to the Company’s Report on Form 10-Q for the quarterly period ended December 31, 2000 (File No. 001-09318)*

10.51	Amended and Restated 1998 Universal Stock Incentive Plan as approved by the Board of Directors on October 28, 2000 and the Stockholders at the Annual Meeting held on January 25, 2001, incorporated by reference to Exhibit 10.54 to the Company’s Report on Form 10-Q for the quarterly period ended December 31, 2000 (File No. 001-09318)*

10.52	Representative Sub-Advisory Agreement between FTTrust Company, on behalf of Templeton International Smaller Companies Fund, Templeton Investment Counsel, LLC, and Templeton Asset Management Limited, dated January 23, 2001, incorporated by reference to Exhibit 10.55 to the Company’s Report on Form 10-Q for the quarterly period ended March 31, 2001 (File No. 001-09318)

10.53	Managed Operations Services Agreement between Franklin Templeton Companies, LLC, and International Business Machines Corporation dated February 6, 2001, incorporated by reference to Exhibit 10.56 to the Company’s Report on Form 10-Q for the quarterly period ended March 31, 2001 (File No. 001-09318)

10.54	Representative Agency Agreement between FTTrust Company and Franklin/Templeton Investor Services, LLC, dated April 1, 2001, incorporated by reference to Exhibit 10.57 to the Company’s Report on Form 10-Q for the quarterly period ended March 31, 2001 (File No. 001-09318)

Exhibit No.
10.55	Lease between RCPI Landmark Properties, L.L.C. and Franklin Templeton Companies, LLC dated September 30, 2001, incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (File No. 001-09318) (the “2001 Annual Report”)

10.56	Synthetic Lease Financing Facility Agreements dated September 27, 1999, incorporated by reference to Exhibit 10.59 to the 2001 Annual Report

10.57	Representative Amended and Restated Master Management Agreement between Franklin Templeton Investment Corp., as Trustee of mutual funds and Franklin Templeton Investment Corp., as Manager, dated May 31, 2001, incorporated by reference to Exhibit 10.60 to the 2001 Annual Report

10.58	Representative Master Management Agreement dated May 31, 2001 between Franklin Templeton Tax Class Corp. and Franklin Templeton Investments Corp., incorporated by reference to Exhibit 10.61 to the 2001 Annual Report

10.59	Form of Deferred Compensation Agreement for Director’s Fees, as amended, incorporated by reference to Exhibit 10.62 to the Company’s Report on Form 10-Q for the quarterly period ended March 31, 2002 (File No. 001-09318)*

10.60	Franklin Resources, Inc. 1998 Employee Stock Investment Plan as amended by the Board of Directors on October 10, 2002, incorporated by reference to Exhibit 4.6 to the Company’s Report on Form S-8 filed on October 28, 2002 (File No. 333-100801)*

10.61	Settlement Agreement and Release of All Claims dated July 7, 2002 between Franklin Resources, Inc. and Allen J. Gula, Jr., incorporated by reference to Exhibit 10.66 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (File No. 001-09318) (the “2002 Annual Report”)

10.62	Stock Purchase Agreements dated July 23, 2002 between Templeton Asset Management (India) Private Limited and Pioneer Investment Management, Inc. and various employee shareholders, incorporated by reference to Exhibit 10.67 to the 2002 Annual Report

10.63	2002 Universal Stock Incentive Plan as approved by the Board of Directors on October 10, 2002 and the Stockholders at the Annual Meeting held on January 30, 2003, incorporated by reference to Exhibit 10.68 to the Company’s Report on Form 10-Q for the quarterly period ended December 31, 2002 (File No. 001-09318)

10.64	Amendments dated July 2, 2001, June 10, 2002 and February 3, 2003 to the Managed Operations Services Agreement dated February 6, 2001, between Franklin Templeton Companies, LLC and International Business Machines Corporation, incorporated by reference to Exhibit 10.69 to the Company’s Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 001-09318)

10.65	Representative Form of Franklin Templeton Investor Services, LLC Transfer Agent and Shareholder Services Agreement, incorporated by reference to Exhibit 10.70 to the Company’s Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 001-09318)

10.66	Amendments dated July 1, 2003 and September 1, 2003 to the Managed Operations Service Agreement dated February 6, 2001, between Franklin Templeton Companies, LLC and International Business Machines Corporation, incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 001-09318) (the “2003 Annual Report”)

10.67	Purchase Agreement by and among Franklin Resources, Inc., Darby Holdings, Inc. and certain other named parties dated as of August 1, 2003, incorporated by reference to Exhibit 10.72 to the 2003 Annual Report

10.68	Settlement and Release Agreement between Franklin Resources, Inc. and Great Northern Insurance Company dated January 15, 2004, incorporated by reference to Exhibit 10.74 to the Company’s Report on Form 10-Q for the quarterly period ended March 31, 2004 (File No. 001-09318)

10.69	2004 Key Executive Incentive Compensation Plan approved by the Board of Directors on December 11, 2003 and the Stockholders at the Annual Meeting held on January 29, 2004 (the “2004 Annual Meeting”), incorporated by reference to Appendix E to the Company’s Proxy Statement filed under cover of Schedule 14A on December 24, 2003 (File No. 001-09318)*

10.70	Form of Restricted Stock Award Agreement and Notice of Restricted Stock Award under the Company’s 2002 Universal Stock Incentive Plan, incorporated by reference to Exhibit 10.74 to the Company’s Report on Form 8-K filed with the SEC on November 12, 2004 (File No. 001-09318)*

Exhibit No.
10.71	Form of Stock Option Agreement and Notice of Stock Option Grant under the Company’s 2002 Universal Stock Incentive Plan, incorporated by reference to Exhibit 10.75 to the Company’s Report on Form 8-K filed with the SEC on November 12, 2004 (File No. 001-09318)*

10.72	Form of Restricted Stock Award Agreement and Notice of Restricted Stock Award under the Company’s 2002 Universal Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on November 19, 2004 (File No. 001-09318)*

10.73	Form of Restricted Stock Unit Award Agreement and Notice of Restricted Stock Unit Award under the Company’s 2002 Universal Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed with the SEC on November 19, 2004 (File No. 001-09318)*

10.74	Form of Restricted Stock Award Agreement and Notice of Restricted Stock Award under the Company’s 2002 Universal Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on December 21, 2004 (File No. 001-09318)*

10.75	Franklin Resources, Inc. Deferred Compensation Arrangement for Director’s Fees, dated as of January 21, 2005, by and between Franklin Resources, Inc. and Samuel H. Armacost incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on January 27, 2005 (File No. 001-09318)*

10.76	Franklin Resources, Inc. 2002 Universal Stock Incentive Plan (as amended and restated December 16, 2004) incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed with the SEC on January 27, 2005 (File No. 001-09318)*

10.77	Franklin Resources, Inc. Amended and Restated Annual Incentive Compensation Plan (as amended and restated December 16, 2004), incorporated by reference to Exhibit 10.85 to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318)*

10.78	Description of Performance Goals for the Company’s Co-Chief Executive Officers for the 2005 Fiscal Year under the 2004 Key Executive Compensation Plan, incorporated by reference to Exhibit 10.87 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318)*

10.79	Five Year Facility Credit Agreement dated as of June 10, 2005 among Franklin Resources, Inc., the Banks parties thereto, Bank of America, N.A. and The Bank of New York, as Co-Syndication Agents, Citibank, N.A. and BNP Paribas, as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on June 16, 2005 (File No. 001-09318)

10.80	Agreement, dated as of June 1, 2005, by and between Franklin Resources, Inc. and Craig S. Tyle., incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on September 7, 2005 (File No. 001-09318)*

10.81	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on October 4, 2005 (File No. 001-09318)*

10.82	Franklin Resources, Inc. Deferred Compensation Arrangement for Director’s Fees, amended and restated as of October 18, 2005, by and between Franklin Resources, Inc. and Louis E. Woodworth, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on October 20, 2005 (File No. 001-09318)*

10.83	Amended and Restated Annual Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on November 3, 2005 (File No. 001-09318)*

10.84	Form of Notice of Restricted Fund Unit Award and Restricted Fund Unit Award Agreement (standard), incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed with the SEC on November 3, 2005 (File No. 001-09318)*

10.85	Form of Notice of Restricted Fund Unit Award and Restricted Fund Unit Award Agreement (other), incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed with the SEC on November 3, 2005 (File No. 001-09318)*

Exhibit No.
10.86	Form of Notice of Restricted Stock Award and Restricted Stock Award Agreement (in recognition of past efforts and contributions), incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K filed with the SEC on November 3, 2005 (File No. 001-09318)*

10.87	Form of Notice of Restricted Stock Award and Restricted Stock Award Agreement (inducement/performance), incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 8-K filed with the SEC on November 3, 2005 (File No. 001-09318)*

10.88	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (in recognition of past efforts and contributions), incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 8-K filed with the SEC on November 3, 2005 (File No. 001-09318)*

10.89	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (inducement/performance), incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 8-K filed with the SEC on November 3, 2005 (File No. 001-09318)*

10.90	Form of Amendment to Deferred Compensation Agreement for Director’s Fees*

10.91	Named Executive Officer Compensation*

10.92	Director Compensation*

10.93	Employment Agreement entered into on December 26, 2000 by and among William Y. Yun, Fiduciary Trust Company International and Franklin Resources, Inc., as amended*

12	Computation of Ratios of Earnings to Fixed Charges

14	Code of Ethics and Business Conduct

21	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*	Management/Employment Contract or Compensatory Plan or Arrangement