Form 10-K/A
period 2005-09-30
FRANKLIN RESOURCES INC
filed 2006-02-07
CIK 38777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

We inadvertently omitted the signature of PricewaterhouseCoopers LLP from its “Report of Independent Registered Public Accounting Firm” included in Item 8 of our Form 10-K for the fiscal year ended September 30, 2005, which was filed with the Securities and Exchange Commission (“SEC”) on December 14, 2005 (the “Form 10-K”).

We are filing this Amendment No. 1 on Form 10-K/A to correct this inadvertent omission. We are also correcting an unintentional typographical error that appeared under the heading classification “Net cash (used in) provided by financing activities” in our Consolidated Statement of Cash Flows covering the fiscal year ended September 30, 2004, that was included in Item 8 of our Form 10-K. Specifically, the amount for “Payments on debt” is being changed from “(199,194)” to “(199,914)”.

In order to comply with certain technical requirements of the SEC’s rules in connection with the filing of this amendment on Form 10-K/A, we are (i) setting forth in this amendment the complete text of Item 8 (Financial Statements and Supplementary Data) and Item 15 (Exhibits, Financial Statement Schedules), as amended and (ii) adding, as exhibits, certain current dated certifications of our principal executive and principal financial officers and the Consent of Independent Registered Public Accounting Firm.

Except for the matters described above, this amendment does not modify or update disclosures in, or exhibits to, the Form 10-K originally filed on December 14, 2005. Furthermore, except for the matters described above, this amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the original Form 10-K.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

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

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

[Table continued from previous page]

(in thousands)

As of and for the Years Ended September 30, 2005, 2004, and 2003	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Comprehensive Income
Balance, October 1, 2002	$3,702,636	$—	$(59,742)	$4,266,946
Net income	502,830			502,830	$502,830
Other comprehensive income
Net unrealized loss on investments			72,222	72,222	72,222
Currency translation adjustments			30,727	30,727	30,727
Minimum pension liability adjustment			4,640	4,640	4,640

Total comprehensive income					$610,419
Purchase of stock				(575,681)
Cash dividends on common stock	(75,822)			(75,822)
Issuance of restricted shares, net				28,373
Employee stock plan (ESIP) shares				16,837
Net put option premiums and settlements				1,335
Reclassification of put options to liability				(7,289)
Exercise of options and other				44,990

Balance, September 30, 2003	4,129,644	—	47,847	4,310,108

Net income	706,664			706,664	$706,664
Other comprehensive income
Net unrealized gain on investments			9,292	9,292	9,292
Currency translation adjustments			16,895	16,895	16,895
Minimum pension liability adjustment			1,141	1,141	1,141

Total comprehensive income					$733,992
Purchase of stock				(67,592)
Cash dividends on common stock	(84,804)			(84,804)
Issuance of restricted shares, net				45,825
Employee stock plan (ESIP) shares				21,769
Tax benefit from employee stock plans				18,567
Exercise of options				128,919

Balance, September 30, 2004	4,751,504	—	75,175	5,106,784

Net income	1,057,631			1,057,631	$1,057,631
Other comprehensive income
Net unrealized gains on investments			13,254	13,254	13,254
Currency translation adjustments			11,294	11,294	11,294

Total comprehensive income					$1,082,179
Purchase of stock				(170,135)
Cash dividends on common stock	(602,650)			(602,650)
Issuance of restricted shares, net				117,719
Employee stock plan (ESIP) shares				28,984
Tax benefit from employee stock plans				24,119
Exercise of options				119,342
Deferred compensation		(21,958)		(21,958)

Balance, September 30, 2005	$5,206,485	$(21,958)	$99,723	$5,684,384

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Years Ended September 30,	2005	2004	2003
Net Income	$1,057,631	$706,664	$502,830
Adjustments to reconcile net income to net cash provided by operating activities
Increase in receivables, prepaid expenses and other	(91,286)	(99,389)	(49,205)
Advances of deferred sales commissions	(149,941)	(182,146)	(158,942)
Increase in other current liabilities	246,527	83,797	50,643
(Decrease) increase in provision for governmental investigations, proceedings and actions, net	(27,180)	92,814	—
(Decrease) increase in deferred income taxes and taxes payable	(20,071)	41,182	(20,894)
Increase in commissions payable	48,335	32,781	14,526
Increase in accrued compensation and benefits	65,384	110,555	30,367
Originations of loans held for sale	(460,455)	(79,478)	—
Net proceeds from securitization of loans held for sale	239,775	294,996	—
Net change in trading securities	2,579	(215,950)	(4,677)
Equity in net income of affiliated companies	(30,659)	(20,605)	(6,934)
Depreciation and amortization	212,173	183,437	177,420
(Gains) losses on asset disposal, net and other	(3,603)	(18,993)	1,280

Net cash provided by operating activities	1,089,209	929,665	536,414
Purchase of investments	(1,239,878)	(2,408,179)	(2,332,937)
Liquidation of investments	962,917	3,377,797	1,977,077
Purchase of banking/finance investments	(100,717)	(41,049)	(275,407)
Liquidation of banking/finance investments	123,890	127,012	439,264
Net proceeds from securitization of loans receivable	—	179,965	442,961
Net origination of loans receivable	71,191	(337,114)	(471,234)
Additions of property and equipment	(82,271)	(25,933)	(52,653)
Proceeds from sale of property and equipment	7,346	4,677	2,494
Acquisitions of subsidiaries, net of cash acquired	(37)	(68,255)	—
Insurance proceeds related to September 11, 2001 event	—	32,487	10,643

Net cash (used in) provided by investing activities	(257,559)	841,408	(259,792)
Decrease in bank deposits	(36,606)	(78,236)	(99,588)
Exercise of common stock options	130,651	128,919	45,435
Net put option premiums and settlements	—	—	1,335
Dividends paid on common stock	(598,659)	(82,006)	(75,441)
Purchase of common stock	(170,135)	(67,593)	(575,681)
Increase in debt	40,957	276,913	523,627
Payments on debt	(39,076)	(199,914)	(23,218)
Minority interest	76,189	114,337	—

Net cash (used in) provided by financing activities	(596,679)	92,420	(203,531)
Increase in cash and cash equivalents	234,971	1,863,493	73,091
Cash and cash equivalents, beginning of year	2,917,188	1,053,695	980,604

Cash and Cash Equivalents, End of Year	$3,152,159	$2,917,188	$1,053,695

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

September 30, 2005 and 2004, we exceeded the capital adequacy requirements applicable to us as listed below.

(in thousands)	2005	2004	Capital Adequacy Minimum
Tier 1 capital	$3,700,203	$3,144,919	N/A
Total risk-based capital	3,703,109	3,148,617	N/A
Tier 1 leverage ratio	54%	50%	4%
Tier 1 risk-based capital ratio	85%	76%	4%
Total risk-based capital ratio	85%	76%	8%

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1)	The financial statements filed as part of this report are listed in Item 8 of this Form 10-K.

(a)(2)	The financial statement schedules filed as part of this report are listed in Item 8 of this Form 10-K.

(a)(3)	Exhibits.

Exhibit No.

3(i)(a)	Registrant’s Certificate of Incorporation, as filed November 28, 1969, incorporated by reference to Exhibit (3)(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (File No. 001-09318) (the “1994 Annual Report”)

3(i)(b)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed March 1, 1985, incorporated by reference to Exhibit 3(ii) to the 1994 Annual Report

3(i)(c)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed April 1, 1987, incorporated by reference to Exhibit 3(iii) to the 1994 Annual Report

3(i)(d)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed February 2, 1994, incorporated by reference to Exhibit 3(iv) to the 1994 Annual Report

3(i)(e)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed on February 4, 2005, incorporated by reference to Exhibit (3)(i)(e) to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318)

3(ii)	Registrant’s Amended and Restated By-laws of Franklin Resources, Inc. adopted October 11, 2005, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on October 14, 2005 (File No. 001-09318)

4.1	Indenture between Franklin Resources, Inc. and The Chase Manhattan Bank (formerly Chemical Bank), as trustee, dated as of May 19, 1994, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-3, filed on April 14, 1994 (File No. 033-53147)

4.2	Indenture between Franklin Resources, Inc. and The Bank of New York dated May 11, 2001, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3, filed on August 6, 2001 (File No. 333-66958)

4.3	Form of Liquid Yield Option Note due 2031 (Zero Coupon-Senior) (included in Exhibit 4.2 hereto)

4.4	Registration Rights Agreement between Franklin Resources, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”) dated May 11, 2001, incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3, filed on August 6, 2001 (File No. 333-66958)

4.5	Form of 3.7% Senior Notes due 2008, incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 filed on May 12, 2003 (File No. 001-09318)

Exhibit No.

10.1	Representative Distribution Plan between Templeton Growth Fund, Inc. and Franklin/Templeton Investor Services, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1993 (File No. 001-09318) (the “1993 Annual Report”)

10.2	Representative Transfer Agent Agreement between Templeton Growth Fund, Inc. and Franklin/Templeton Investor Services, Inc., incorporated by reference to Exhibit 10.3 to the 1993 Annual Report

10.3	Representative Investment Management Agreement between Templeton Growth Fund, Inc. and Templeton, Galbraith & Hansberger Ltd., incorporated by reference to Exhibit 10.5 to the 1993 Annual Report

10.4	Representative Management Agreement between Advisers and the Franklin Group of Funds, incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1992 (File No. 001-09318) (the “1992 Annual Report”)

10.5	Representative Distribution 12b-1 Plan between FTDI and the Franklin Group of Funds, incorporated by reference to Exhibit 10.3 to the 1992 Annual Report

10.6	Representative Amended and Restated Distribution Agreement between Franklin/Templeton Distributors, Inc. and Franklin Federal Tax-Free Income Fund, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 (File No. 001-09318) (the “June 1995 Quarterly Report”)

10.7	Distribution 12b-1 Plan for Class II shares between Franklin/Templeton Distributors, Inc. and Franklin Federal Tax-Free Income Fund, incorporated by reference to Exhibit 10.2 to the June 1995 Quarterly Report

10.8	Representative Investment Management Agreement between Templeton Global Strategy SICAV and Templeton Investment Management Limited, incorporated by reference to Exhibit 10.3 to the June 1995 Quarterly Report

10.9	Representative Sub-Distribution Agreement between Templeton, Galbraith & Hansberger Ltd. and BAC Corp. Securities, incorporated by reference to Exhibit 10.4 to the June 1995 Quarterly Report

10.10	Representative Dealer Agreement between Franklin/Templeton Distributors, Inc. and Dealer, incorporated by reference to Exhibit 10.5 to the June 1995 Quarterly Report

10.11	Representative Investment Management Agreement between Templeton Investment Counsel, Inc. and Client (ERISA), incorporated by reference to Exhibit 10.6 to the June 1995 Quarterly Report

10.12	Representative Investment Management Agreement between Templeton Investment Counsel, Inc. and Client (non-ERISA), incorporated by reference to Exhibit 10.7 to the June 1995 Quarterly Report

10.13	Representative Amended and Restated Transfer Agent and Shareholder Services Agreement between Franklin/Templeton Investor Services, Inc. and Franklin Custodian Funds, Inc., dated July 1, 1995, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1995 (File No. 001-09318) (the “1995 Annual Report”)

Exhibit No.

10.14	Representative Amended and Restated Distribution Agreement between Franklin/Templeton Distributors, Inc. and Franklin Custodian Funds, Inc., incorporated by reference to Exhibit 10.17 to the 1995 Annual Report

10.15	Representative Class II Distribution Plan between Franklin/Templeton Distributors, Inc. and Franklin Custodian Funds, Inc., on behalf of its Growth Series, incorporated by reference to Exhibit 10.18 to the 1995 Annual Report

10.16	Representative Dealer Agreement between Franklin/Templeton Distributors, Inc. and Dealer, incorporated by reference to Exhibit 10.19 to the 1995 Annual Report

10.17	Representative Mutual Fund Purchase and Sales Agreement for Accounts of Bank and Trust Company Customers, effective July 1, 1995, incorporated by reference to Exhibit 10.20 to the 1995 Annual Report

10.18	Representative Management Agreement between Franklin Value Investors Trust, on behalf of Franklin MicroCap Value Fund and Franklin Advisers, Inc., incorporated by reference to Exhibit 10.21 to the 1995 Annual Report

10.19	Representative Sub-Distribution Agreement between Templeton, Galbraith & Hansberger Ltd. and Sub-Distributor, incorporated by reference to Exhibit 10.22 to the 1995 Annual Report

10.20	Representative Non-Exclusive Underwriting Agreement between Templeton Growth Fund, Inc. and Templeton/Franklin Investments Services (Asia) Limited, dated September 18, 1995, incorporated by reference to Exhibit 10.23 to the 1995 Annual Report

10.21	Representative Shareholder Services Agreement between Franklin/Templeton Investor Services, Inc. and Templeton/Franklin Investments Services (Asia) Limited, dated September 18, 1995, incorporated by reference to Exhibit 10.24 to the 1995 Annual Report

10.22	Agreement to Merge the Businesses of Heine Securities Corporation, Elmore Securities Corporation, and Franklin Resources, Inc., dated June 25, 1996, incorporated by reference to Exhibit 2 to the Company’s Report on Form 8-K dated June 25, 1996 (File No. 001-09318)

10.23	Subcontract for Transfer Agency and Shareholder Services dated November 1, 1996 by and between Franklin/Templeton Investor Services, Inc. and PFPC Inc., incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (File No. 001-09318) (the “1996 Annual Report”)

10.24	Representative Sample of Franklin/Templeton Investor Services, Inc. Transfer Agent and Shareholder Services Agreement, incorporated by reference to Exhibit 10.26 to the 1996 Annual Report

10.25	Representative Administration Agreement between Templeton Growth Fund, Inc. and Franklin Templeton Services, Inc., incorporated by reference to Exhibit 10.27 to the 1996 Annual Report

10.26	Representative Sample of Fund Administration Agreement with Franklin Templeton Services, Inc., incorporated by reference to Exhibit 10.28 to the 1996 Annual Report

10.27	Representative Subcontract for Fund Administrative Services between Franklin Advisers, Inc. and Franklin Templeton Services, Inc., incorporated by reference to Exhibit 10.29 to the 1996 Annual Report

Exhibit No.

10.28	Representative Investment Advisory Agreement between Franklin Mutual Series Fund Inc. and Franklin Mutual Advisers, Inc., incorporated by reference to Exhibit 10.30 to the 1996 Annual Report

10.29	Representative Management Agreement between Franklin Valuemark Funds and Franklin Mutual Advisers, Inc., incorporated by reference to Exhibit 10.31 to the 1996 Annual Report

10.30	Representative Investment Advisory and Asset Allocation Agreement between Franklin Templeton Fund Allocator Series and Franklin Advisers, Inc., incorporated by reference to Exhibit 10.32 to the 1996 Annual Report

10.31	Representative Management Agreement between Franklin New York Tax-Free Income Fund, Inc. and Franklin Investment Advisory Services, Inc., incorporated by reference to Exhibit 10.33 to the 1996 Annual Report

10.32	System Development and Services Agreement dated as of August 29, 1997 by and between Franklin/Templeton Investor Services, Inc. and Sungard Shareholder Systems, Inc., incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997 (File No. 001-09318)

10.33	1998 Universal Stock Incentive Plan approved October 16, 1998 by the Board of Directors, incorporated by reference to Exhibit A the Company’s Proxy Statement filed under cover of Schedule 14A on December 23, 1998 in connection with its Annual Meeting of Stockholders held on January 28, 1999 (File No. 001-09318)*

10.34	Amendment No. 3 to the Agreement to Merge the Businesses of Heine Securities Corporation, Elmore Securities Corporation, and Franklin Resources, Inc., dated December 17, 1997, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997 (File No. 001-09318)

10.35	Representative Agreement for the Supply of Investment Management and Administration Services, dated February 16, 1998, by and between Templeton Funds and Templeton Investment Management Limited, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 (File No. 001-09318)

10.36	Representative Investment Management Agreement between Templeton Investment Counsel, Inc. and Client (ERISA), as amended, incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 1998 (File No. 001-09318) (the “1998 Annual Report”)

10.37	Representative Investment Management Agreement between Templeton Investment Counsel, Inc. and Client (non-ERISA), as amended, incorporated by reference to Exhibit 10.40 to the 1998 Annual Report

10.38	Representative Variable Insurance Fund Participation Agreement among Templeton Variable Products Series Fund or Franklin Valuemark Fund, Franklin/Templeton Distributors, Inc. and an insurance company, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 1998 (File No. 001-09318)

10.39	Purchase Agreement between Mariners Island Co-Tenancy and Keynote Systems, Inc. dated April 25, 2000, incorporated by reference to Exhibit 10 to the Company’s Report on Form 10-Q for the quarterly period ended June 30, 2000 (File No. 001-09318)

Exhibit No.

10.40	Acquisition Agreement dated July 26, 2000 among Franklin Resources, Inc., FTI Acquisition and Bissett & Associates Investment Management, Ltd., incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K dated August 1, 2000 (File No. 001-09318)

10.41	Agreement and Plan of Share Acquisition between Franklin Resources, Inc. and Fiduciary Trust Company International dated October 25, 2000, incorporated by reference to Exhibit 2 to the Company’s Report on Form 8-K/A (Amendment No. 1) dated October 25, 2000 and filed on October 26, 2000 (File No. 001-09318)

10.42	Representative Amended and Restated Distribution Agreement among Templeton Emerging Markets Fund, Templeton Canadian Bond Fund, Templeton International Stock Fund, Templeton Canadian Stock Fund, Templeton Global Smaller Companies Fund, Templeton Global Bond Fund, Templeton Treasury Bill Fund, Templeton Global Balanced Fund, Templeton International Balanced Fund, Templeton Canadian Asset Allocation Fund, Mutual Beacon Fund, Franklin U.S. Small Cap Growth Fund, Templeton Balanced Fund, Templeton Growth Fund, Ltd., Templeton Management Limited, and FEP Capital, L.P. dated December 31, 1998, incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 001-09318) (the “2000 Annual Report”)

10.43	Representative Purchase and Sales Agreement by and among Franklin/Templeton Distributors, Inc., Franklin Resources, Inc., and Lightning Finance Company Limited dated August 1, 1999, incorporated by reference to Exhibit 10.46 to the 2000 Annual Report

10.44	Representative Advisory Agreement between Templeton Global Advisors Limited and Templeton Asset Management Limited dated December 21, 1999, incorporated by reference to Exhibit 10.47 to the 2000 Annual Report

10.45	Representative Amended and Restated Commission Paying Agreement between Templeton Global Strategy Funds, Templeton Global Advisors Limited, Templeton Global Strategic Services S.A., and Lightning Finance Company Limited dated January 31, 2000, incorporated by reference to Exhibit 10.48 to the 2000 Annual Report

10.46	Representative Variable Insurance Fund Participation Agreement among Franklin Templeton Variable Insurance Products Trust (formerly Franklin Valuemark Funds), Franklin/Templeton Distributors, Inc., and CUNA Mutual Life Insurance Company dated May 1, 2000, incorporated by reference to Exhibit 10.49 to the 2000 Annual Report

10.47	Stock Purchase Agreement between Good Morning Securities Co., Ltd. and Templeton Investment Counsel, Inc. dated June 29, 2000, incorporated by reference to Exhibit 10.50 to the 2000 Annual Report

10.48	Agreement entered into between NEDCOR Investment Bank Holdings Limited, NEDCOR Investment Bank Limited, Templeton International, Inc., Franklin Templeton Asset Management (Proprietary) Limited, and Templeton Global Advisors Limited dated August 1, 2000, incorporated by reference to Exhibit 10.51 to the 2000 Annual Report

10.49	Representative Amended and Restated Distribution Agreement between Franklin/Templeton Distributors, Inc. and Franklin Growth and Income Fund dated August 10, 2000, incorporated by reference to Exhibit 10.52 to the 2000 Annual Report

Exhibit No.

10.50	Employment Agreement entered into on December 22, 2000 by and among Anne M. Tatlock, Fiduciary Trust Company International and Franklin Resources, Inc., incorporated by reference to Exhibit 10.53 to the Company’s Report on Form 10-Q for the quarterly period ended December 31, 2000 (File No. 001-09318)*

10.51	Amended and Restated 1998 Universal Stock Incentive Plan as approved by the Board of Directors on October 28, 2000 and the Stockholders at the Annual Meeting held on January 25, 2001, incorporated by reference to Exhibit 10.54 to the Company’s Report on Form 10-Q for the quarterly period ended December 31, 2000 (File No. 001-09318)*

10.52	Representative Sub-Advisory Agreement between FTTrust Company, on behalf of Templeton International Smaller Companies Fund, Templeton Investment Counsel, LLC, and Templeton Asset Management Limited, dated January 23, 2001, incorporated by reference to Exhibit 10.55 to the Company’s Report on Form 10-Q for the quarterly period ended March 31, 2001 (File No. 001-09318)

10.53	Managed Operations Services Agreement between Franklin Templeton Companies, LLC, and International Business Machines Corporation dated February 6, 2001, incorporated by reference to Exhibit 10.56 to the Company’s Report on Form 10-Q for the quarterly period ended March 31, 2001 (File No. 001-09318)

10.54	Representative Agency Agreement between FTTrust Company and Franklin/Templeton Investor Services, LLC, dated April 1, 2001, incorporated by reference to Exhibit 10.57 to the Company’s Report on Form 10-Q for the quarterly period ended March 31, 2001 (File No. 001-09318)

10.55	Lease between RCPI Landmark Properties, L.L.C. and Franklin Templeton Companies, LLC dated September 30, 2001, incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (File No. 001-09318) (the “2001 Annual Report”)

10.56	Synthetic Lease Financing Facility Agreements dated September 27, 1999, incorporated by reference to Exhibit 10.59 to the 2001 Annual Report

10.57	Representative Amended and Restated Master Management Agreement between Franklin Templeton Investment Corp., as Trustee of mutual funds and Franklin Templeton Investment Corp., as Manager, dated May 31, 2001, incorporated by reference to Exhibit 10.60 to the 2001 Annual Report

10.58	Representative Master Management Agreement dated May 31, 2001 between Franklin Templeton Tax Class Corp. and Franklin Templeton Investments Corp., incorporated by reference to Exhibit 10.61 to the 2001 Annual Report

10.59	Form of Deferred Compensation Agreement for Director’s Fees, as amended, incorporated by reference to Exhibit 10.62 to the Company’s Report on Form 10-Q for the quarterly period ended March 31, 2002 (File No. 001-09318)*

10.60	Franklin Resources, Inc. 1998 Employee Stock Investment Plan as amended by the Board of Directors on October 10, 2002, incorporated by reference to Exhibit 4.6 to the Company’s Report on Form S-8 filed on October 28, 2002 (File No. 333-100801)*

10.61	Settlement Agreement and Release of All Claims dated July 7, 2002 between Franklin Resources, Inc. and Allen J. Gula, Jr., incorporated by reference to Exhibit 10.66 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (File No. 001-09318) (the “2002 Annual Report”)

Exhibit No.

10.62	Stock Purchase Agreements dated July 23, 2002 between Templeton Asset Management (India) Private Limited and Pioneer Investment Management, Inc. and various employee shareholders, incorporated by reference to Exhibit 10.67 to the 2002 Annual Report

10.63	2002 Universal Stock Incentive Plan as approved by the Board of Directors on October 10, 2002 and the Stockholders at the Annual Meeting held on January 30, 2003, incorporated by reference to Exhibit 10.68 to the Company’s Report on Form 10-Q for the quarterly period ended December 31, 2002 (File No. 001-09318)

10.64	Amendments dated July 2, 2001, June 10, 2002 and February 3, 2003 to the Managed Operations Services Agreement dated February 6, 2001, between Franklin Templeton Companies, LLC and International Business Machines Corporation, incorporated by reference to Exhibit 10.69 to the Company’s Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 001-09318)

10.65	Representative Form of Franklin Templeton Investor Services, LLC Transfer Agent and Shareholder Services Agreement, incorporated by reference to Exhibit 10.70 to the Company’s Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 001-09318)

10.66	Amendments dated July 1, 2003 and September 1, 2003 to the Managed Operations Service Agreement dated February 6, 2001, between Franklin Templeton Companies, LLC and International Business Machines Corporation, incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 001-09318) (the “2003 Annual Report”)

10.67	Purchase Agreement by and among Franklin Resources, Inc., Darby Holdings, Inc. and certain other named parties dated as of August 1, 2003, incorporated by reference to Exhibit 10.72 to the 2003 Annual Report

10.68	Settlement and Release Agreement between Franklin Resources, Inc. and Great Northern Insurance Company dated January 15, 2004, incorporated by reference to Exhibit 10.74 to the Company’s Report on Form 10-Q for the quarterly period ended March 31, 2004 (File No. 001-09318)

10.69	2004 Key Executive Incentive Compensation Plan approved by the Board of Directors on December 11, 2003 and the Stockholders at the Annual Meeting held on January 29, 2004 (the “2004 Annual Meeting”), incorporated by reference to Appendix E to the Company’s Proxy Statement filed under cover of Schedule 14A on December 24, 2003 (File No. 001-09318)*

10.70	Form of Restricted Stock Award Agreement and Notice of Restricted Stock Award under the Company’s 2002 Universal Stock Incentive Plan, incorporated by reference to Exhibit 10.74 to the Company’s Report on Form 8-K filed with the SEC on November 12, 2004 (File No. 001-09318)*

10.71	Form of Stock Option Agreement and Notice of Stock Option Grant under the Company’s 2002 Universal Stock Incentive Plan, incorporated by reference to Exhibit 10.75 to the Company’s Report on Form 8-K filed with the SEC on November 12, 2004 (File No. 001-09318)*

10.72	Form of Restricted Stock Award Agreement and Notice of Restricted Stock Award under the Company’s 2002 Universal Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on November 19, 2004 (File No. 001-09318)*

Exhibit No.

10.73	Form of Restricted Stock Unit Award Agreement and Notice of Restricted Stock Unit Award under the Company’s 2002 Universal Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed with the SEC on November 19, 2004 (File No. 001-09318)*

10.74	Form of Restricted Stock Award Agreement and Notice of Restricted Stock Award under the Company’s 2002 Universal Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on December 21, 2004 (File No. 001-09318)*

10.75	Franklin Resources, Inc. Deferred Compensation Arrangement for Director’s Fees, dated as of January 21, 2005, by and between Franklin Resources, Inc. and Samuel H. Armacost incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on January 27, 2005 (File No. 001-09318)*

10.76	Franklin Resources, Inc. 2002 Universal Stock Incentive Plan (as amended and restated December 16, 2004) incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed with the SEC on January 27, 2005 (File No. 001-09318)*

10.77	Franklin Resources, Inc. Amended and Restated Annual Incentive Compensation Plan (as amended and restated December 16, 2004), incorporated by reference to Exhibit 10.85 to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318)*

10.78	Description of Performance Goals for the Company’s Co-Chief Executive Officers for the 2005 Fiscal Year under the 2004 Key Executive Compensation Plan, incorporated by reference to Exhibit 10.87 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318)*

10.79	Five Year Facility Credit Agreement dated as of June 10, 2005 among Franklin Resources, Inc., the Banks parties thereto, Bank of America, N.A. and The Bank of New York, as Co-Syndication Agents, Citibank, N.A. and BNP Paribas, as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on June 16, 2005 (File No. 001-09318)

10.80	Agreement, dated as of June 1, 2005, by and between Franklin Resources, Inc. and Craig S. Tyle., incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on September 7, 2005 (File No. 001-09318)*

10.81	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on October 4, 2005 (File No. 001-09318)*

10.82	Franklin Resources, Inc. Deferred Compensation Arrangement for Director’s Fees, amended and restated as of October 18, 2005, by and between Franklin Resources, Inc. and Louis E. Woodworth, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on October 20, 2005 (File No. 001-09318)*

10.83	Amended and Restated Annual Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on November 3, 2005 (File No. 001-09318)*

Exhibit No.

10.84	Form of Notice of Restricted Fund Unit Award and Restricted Fund Unit Award Agreement (standard), incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed with the SEC on November 3, 2005 (File No. 001-09318)*

10.85	Form of Notice of Restricted Fund Unit Award and Restricted Fund Unit Award Agreement (other), incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed with the SEC on November 3, 2005 (File No. 001-09318)*

10.86	Form of Notice of Restricted Stock Award and Restricted Stock Award Agreement (in recognition of past efforts and contributions), incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K filed with the SEC on November 3, 2005 (File No. 001-09318)*

10.87	Form of Notice of Restricted Stock Award and Restricted Stock Award Agreement (inducement/performance), incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 8-K filed with the SEC on November 3, 2005 (File No. 001-09318)*

10.88	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (in recognition of past efforts and contributions), incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 8-K filed with the SEC on November 3, 2005 (File No. 001-09318)*

10.89	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (inducement/performance), incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 8-K filed with the SEC on November 3, 2005 (File No. 001-09318)*

10.90	Form of Amendment to Deferred Compensation Agreement for Director’s Fees*+

10.91	Named Executive Officer Compensation*+

10.92	Director Compensation*+

10.93	Employment Agreement entered into on December 26, 2000 by and among William Y. Yun, Fiduciary Trust Company International and Franklin Resources, Inc., as amended*+

12	Computation of Ratios of Earnings to Fixed Charges+

14	Code of Ethics and Business Conduct+

21	List of Subsidiaries+

23.1	Consent of Independent Registered Public Accounting Firm+

23.2	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

Exhibit No.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.3	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*	Management/Employment Contract or Compensatory Plan or Arrangement
+	Previously filed.
†	Previously furnished.

(b)	See Item 15(a)(3) above.

(c)	No separate financial statements called for by this Item 15(c) are required; schedules are included in Item 8.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.

Date:	February 7, 2006	By:	/s/ JAMES R. BAIO
James R. Baio, Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.

3(i)(a)	Registrant’s Certificate of Incorporation, as filed November 28, 1969, incorporated by reference to Exhibit (3)(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (File No. 001-09318) (the “1994 Annual Report”)

3(i)(b)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed March 1, 1985, incorporated by reference to Exhibit 3(ii) to the 1994 Annual Report

3(i)(c)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed April 1, 1987, incorporated by reference to Exhibit 3(iii) to the 1994 Annual Report

3(i)(d)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed February 2, 1994, incorporated by reference to Exhibit 3(iv) to the 1994 Annual Report

3(i)(e)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed on February 4, 2005, incorporated by reference to Exhibit (3)(i)(e) to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318)

3(ii)	Registrant’s Amended and Restated By-laws of Franklin Resources, Inc. adopted October 11, 2005, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on October 14, 2005 (File No. 001-09318)

4.1	Indenture between Franklin Resources, Inc. and The Chase Manhattan Bank (formerly Chemical Bank), as trustee, dated as of May 19, 1994, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-3, filed on April 14, 1994 (File No. 033-53147)

4.2	Indenture between Franklin Resources, Inc. and The Bank of New York dated May 11, 2001, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3, filed on August 6, 2001 (File No. 333-66958)

4.3	Form of Liquid Yield Option Note due 2031 (Zero Coupon-Senior) (included in Exhibit 4.2 hereto)

4.4	Registration Rights Agreement between Franklin Resources, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”) dated May 11, 2001, incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3, filed on August 6, 2001 (File No. 333-66958)

4.5	Form of 3.7% Senior Notes due 2008, incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 filed on May 12, 2003 (File No. 001-09318)

10.1	Representative Distribution Plan between Templeton Growth Fund, Inc. and Franklin/Templeton Investor Services, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1993 (File No. 001-09318) (the “1993 Annual Report”)

10.2	Representative Transfer Agent Agreement between Templeton Growth Fund, Inc. and Franklin/Templeton Investor Services, Inc., incorporated by reference to Exhibit 10.3 to the 1993 Annual Report

10.3	Representative Investment Management Agreement between Templeton Growth Fund, Inc. and Templeton, Galbraith & Hansberger Ltd., incorporated by reference to Exhibit 10.5 to the 1993 Annual Report

10.4	Representative Management Agreement between Advisers and the Franklin Group of Funds, incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1992 (File No. 001-09318) (the “1992 Annual Report”)

Exhibit No.
10.5	Representative Distribution 12b-1 Plan between FTDI and the Franklin Group of Funds, incorporated by reference to Exhibit 10.3 to the 1992 Annual Report

10.6	Representative Amended and Restated Distribution Agreement between Franklin/Templeton Distributors, Inc. and Franklin Federal Tax-Free Income Fund, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 (File No. 001-09318) (the “June 1995 Quarterly Report”)

10.7	Distribution 12b-1 Plan for Class II shares between Franklin/Templeton Distributors, Inc. and Franklin Federal Tax-Free Income Fund, incorporated by reference to Exhibit 10.2 to the June 1995 Quarterly Report
10.8	Representative Investment Management Agreement between Templeton Global Strategy SICAV and Templeton Investment Management Limited, incorporated by reference to Exhibit 10.3 to the June 1995 Quarterly Report

10.9	Representative Sub-Distribution Agreement between Templeton, Galbraith & Hansberger Ltd. and BAC Corp. Securities, incorporated by reference to Exhibit 10.4 to the June 1995 Quarterly Report

10.10	Representative Dealer Agreement between Franklin/Templeton Distributors, Inc. and Dealer, incorporated by reference to Exhibit 10.5 to the June 1995 Quarterly Report

10.11	Representative Investment Management Agreement between Templeton Investment Counsel, Inc. and Client (ERISA), incorporated by reference to Exhibit 10.6 to the June 1995 Quarterly Report

10.12	Representative Investment Management Agreement between Templeton Investment Counsel, Inc. and Client (non-ERISA), incorporated by reference to Exhibit 10.7 to the June 1995 Quarterly Report

10.13	Representative Amended and Restated Transfer Agent and Shareholder Services Agreement between Franklin/Templeton Investor Services, Inc. and Franklin Custodian Funds, Inc., dated July 1, 1995, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1995 (File No. 001-09318) (the “1995 Annual Report”)

10.14	Representative Amended and Restated Distribution Agreement between Franklin/Templeton Distributors, Inc. and Franklin Custodian Funds, Inc., incorporated by reference to Exhibit 10.17 to the 1995 Annual Report

10.15	Representative Class II Distribution Plan between Franklin/Templeton Distributors, Inc. and Franklin Custodian Funds, Inc., on behalf of its Growth Series, incorporated by reference to Exhibit 10.18 to the 1995 Annual Report

10.16	Representative Dealer Agreement between Franklin/Templeton Distributors, Inc. and Dealer, incorporated by reference to Exhibit 10.19 to the 1995 Annual Report

10.17	Representative Mutual Fund Purchase and Sales Agreement for Accounts of Bank and Trust Company Customers, effective July 1, 1995, incorporated by reference to Exhibit 10.20 to the 1995 Annual Report

10.18	Representative Management Agreement between Franklin Value Investors Trust, on behalf of Franklin MicroCap Value Fund and Franklin Advisers, Inc., incorporated by reference to Exhibit 10.21 to the 1995 Annual Report

10.19	Representative Sub-Distribution Agreement between Templeton, Galbraith & Hansberger Ltd. and Sub-Distributor, incorporated by reference to Exhibit 10.22 to the 1995 Annual Report

Exhibit No.
10.20	Representative Non-Exclusive Underwriting Agreement between Templeton Growth Fund, Inc. and Templeton/Franklin Investments Services (Asia) Limited, dated September 18, 1995, incorporated by reference to Exhibit 10.23 to the 1995 Annual Report

10.21	Representative Shareholder Services Agreement between Franklin/Templeton Investor Services, Inc. and Templeton/Franklin Investments Services (Asia) Limited, dated September 18, 1995, incorporated by reference to Exhibit 10.24 to the 1995 Annual Report

10.22	Agreement to Merge the Businesses of Heine Securities Corporation, Elmore Securities Corporation, and Franklin Resources, Inc., dated June 25, 1996, incorporated by reference to Exhibit 2 to the Company’s Report on Form 8-K dated June 25, 1996 (File No. 001-09318)

10.23	Subcontract for Transfer Agency and Shareholder Services dated November 1, 1996 by and between Franklin/Templeton Investor Services, Inc. and PFPC Inc., incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (File No. 001-09318) (the “1996 Annual Report”)

10.24	Representative Sample of Franklin/Templeton Investor Services, Inc. Transfer Agent and Shareholder Services Agreement, incorporated by reference to Exhibit 10.26 to the 1996 Annual Report

10.25	Representative Administration Agreement between Templeton Growth Fund, Inc. and Franklin Templeton Services, Inc., incorporated by reference to Exhibit 10.27 to the 1996 Annual Report

10.26	Representative Sample of Fund Administration Agreement with Franklin Templeton Services, Inc., incorporated by reference to Exhibit 10.28 to the 1996 Annual Report

10.27	Representative Subcontract for Fund Administrative Services between Franklin Advisers, Inc. and Franklin Templeton Services, Inc., incorporated by reference to Exhibit 10.29 to the 1996 Annual Report

10.28	Representative Investment Advisory Agreement between Franklin Mutual Series Fund Inc. and Franklin Mutual Advisers, Inc., incorporated by reference to Exhibit 10.30 to the 1996 Annual Report

10.29	Representative Management Agreement between Franklin Valuemark Funds and Franklin Mutual Advisers, Inc., incorporated by reference to Exhibit 10.31 to the 1996 Annual Report

10.30	Representative Investment Advisory and Asset Allocation Agreement between Franklin Templeton Fund Allocator Series and Franklin Advisers, Inc., incorporated by reference to Exhibit 10.32 to the 1996 Annual Report

10.31	Representative Management Agreement between Franklin New York Tax-Free Income Fund, Inc. and Franklin Investment Advisory Services, Inc., incorporated by reference to Exhibit 10.33 to the 1996 Annual Report

10.32	System Development and Services Agreement dated as of August 29, 1997 by and between Franklin/Templeton Investor Services, Inc. and Sungard Shareholder Systems, Inc., incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997 (File No. 001-09318)

10.33	1998 Universal Stock Incentive Plan approved October 16, 1998 by the Board of Directors, incorporated by reference to Exhibit A the Company’s Proxy Statement filed under cover of Schedule 14A on December 23, 1998 in connection with its Annual Meeting of Stockholders held on January 28, 1999 (File No. 001-09318)*

Exhibit No.
10.34	Amendment No. 3 to the Agreement to Merge the Businesses of Heine Securities Corporation, Elmore Securities Corporation, and Franklin Resources, Inc., dated December 17, 1997, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997 (File No. 001-09318)

10.35	Representative Agreement for the Supply of Investment Management and Administration Services, dated February 16, 1998, by and between Templeton Funds and Templeton Investment Management Limited, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 (File No. 001-09318)

10.36	Representative Investment Management Agreement between Templeton Investment Counsel, Inc. and Client (ERISA), as amended, incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 1998 (File No. 001-09318) (the “1998 Annual Report”)

10.37	Representative Investment Management Agreement between Templeton Investment Counsel, Inc. and Client (non-ERISA), as amended, incorporated by reference to Exhibit 10.40 to the 1998 Annual Report

10.38	Representative Variable Insurance Fund Participation Agreement among Templeton Variable Products Series Fund or Franklin Valuemark Fund, Franklin/Templeton Distributors, Inc. and an insurance company, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 1998 (File No. 001-09318)

10.39	Purchase Agreement between Mariners Island Co-Tenancy and Keynote Systems, Inc. dated April 25, 2000, incorporated by reference to Exhibit 10 to the Company’s Report on Form 10-Q for the quarterly period ended June 30, 2000 (File No. 001-09318)

10.40	Acquisition Agreement dated July 26, 2000 among Franklin Resources, Inc., FTI Acquisition and Bissett & Associates Investment Management, Ltd., incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K dated August 1, 2000 (File No. 001-09318)

10.41	Agreement and Plan of Share Acquisition between Franklin Resources, Inc. and Fiduciary Trust Company International dated October 25, 2000, incorporated by reference to Exhibit 2 to the Company’s Report on Form 8-K/A (Amendment No. 1) dated October 25, 2000 and filed on October 26, 2000 (File No. 001-09318)

10.42	Representative Amended and Restated Distribution Agreement among Templeton Emerging Markets Fund, Templeton Canadian Bond Fund, Templeton International Stock Fund, Templeton Canadian Stock Fund, Templeton Global Smaller Companies Fund, Templeton Global Bond Fund, Templeton Treasury Bill Fund, Templeton Global Balanced Fund, Templeton International Balanced Fund, Templeton Canadian Asset Allocation Fund, Mutual Beacon Fund, Franklin U.S. Small Cap Growth Fund, Templeton Balanced Fund, Templeton Growth Fund, Ltd., Templeton Management Limited, and FEP Capital, L.P. dated December 31, 1998, incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 001-09318) (the “2000 Annual Report”)

10.43	Representative Purchase and Sales Agreement by and among Franklin/Templeton Distributors, Inc., Franklin Resources, Inc., and Lightning Finance Company Limited dated August 1, 1999, incorporated by reference to Exhibit 10.46 to the 2000 Annual Report

10.44	Representative Advisory Agreement between Templeton Global Advisors Limited and Templeton Asset Management Limited dated December 21, 1999, incorporated by reference to Exhibit 10.47 to the 2000 Annual Report

10.45	Representative Amended and Restated Commission Paying Agreement between Templeton Global Strategy Funds, Templeton Global Advisors Limited, Templeton Global Strategic Services S.A., and Lightning Finance Company Limited dated January 31, 2000, incorporated by reference to Exhibit 10.48 to the 2000 Annual Report

10.46	Representative Variable Insurance Fund Participation Agreement among Franklin Templeton Variable Insurance Products Trust (formerly Franklin Valuemark Funds), Franklin/Templeton Distributors, Inc., and CUNA Mutual Life Insurance Company dated May 1, 2000, incorporated by reference to Exhibit 10.49 to the 2000 Annual Report

10.47	Stock Purchase Agreement between Good Morning Securities Co., Ltd. and Templeton Investment Counsel, Inc. dated June 29, 2000, incorporated by reference to Exhibit 10.50 to the 2000 Annual Report

Exhibit No.
10.48	Agreement entered into between NEDCOR Investment Bank Holdings Limited, NEDCOR Investment Bank Limited, Templeton International, Inc., Franklin Templeton Asset Management (Proprietary) Limited, and Templeton Global Advisors Limited dated August 1, 2000, incorporated by reference to Exhibit 10.51 to the 2000 Annual Report

10.49	Representative Amended and Restated Distribution Agreement between Franklin/Templeton Distributors, Inc. and Franklin Growth and Income Fund dated August 10, 2000, incorporated by reference to Exhibit 10.52 to the 2000 Annual Report

10.50	Employment Agreement entered into on December 22, 2000 by and among Anne M. Tatlock, Fiduciary Trust Company International and Franklin Resources, Inc., incorporated by reference to Exhibit 10.53 to the Company’s Report on Form 10-Q for the quarterly period ended December 31, 2000 (File No. 001-09318)*

10.51	Amended and Restated 1998 Universal Stock Incentive Plan as approved by the Board of Directors on October 28, 2000 and the Stockholders at the Annual Meeting held on January 25, 2001, incorporated by reference to Exhibit 10.54 to the Company’s Report on Form 10-Q for the quarterly period ended December 31, 2000 (File No. 001-09318)*

10.52	Representative Sub-Advisory Agreement between FTTrust Company, on behalf of Templeton International Smaller Companies Fund, Templeton Investment Counsel, LLC, and Templeton Asset Management Limited, dated January 23, 2001, incorporated by reference to Exhibit 10.55 to the Company’s Report on Form 10-Q for the quarterly period ended March 31, 2001 (File No. 001-09318)

10.53	Managed Operations Services Agreement between Franklin Templeton Companies, LLC, and International Business Machines Corporation dated February 6, 2001, incorporated by reference to Exhibit 10.56 to the Company’s Report on Form 10-Q for the quarterly period ended March 31, 2001 (File No. 001-09318)

10.54	Representative Agency Agreement between FTTrust Company and Franklin/Templeton Investor Services, LLC, dated April 1, 2001, incorporated by reference to Exhibit 10.57 to the Company’s Report on Form 10-Q for the quarterly period ended March 31, 2001 (File No. 001-09318)

10.55	Lease between RCPI Landmark Properties, L.L.C. and Franklin Templeton Companies, LLC dated September 30, 2001, incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (File No. 001-09318) (the “2001 Annual Report”)

10.56	Synthetic Lease Financing Facility Agreements dated September 27, 1999, incorporated by reference to Exhibit 10.59 to the 2001 Annual Report

10.57	Representative Amended and Restated Master Management Agreement between Franklin Templeton Investment Corp., as Trustee of mutual funds and Franklin Templeton Investment Corp., as Manager, dated May 31, 2001, incorporated by reference to Exhibit 10.60 to the 2001 Annual Report

10.58	Representative Master Management Agreement dated May 31, 2001 between Franklin Templeton Tax Class Corp. and Franklin Templeton Investments Corp., incorporated by reference to Exhibit 10.61 to the 2001 Annual Report

10.59	Form of Deferred Compensation Agreement for Director’s Fees, as amended, incorporated by reference to Exhibit 10.62 to the Company’s Report on Form 10-Q for the quarterly period ended March 31, 2002 (File No. 001-09318)*

10.60	Franklin Resources, Inc. 1998 Employee Stock Investment Plan as amended by the Board of Directors on October 10, 2002, incorporated by reference to Exhibit 4.6 to the Company’s Report on Form S-8 filed on October 28, 2002 (File No. 333-100801)*

Exhibit No.
10.61	Settlement Agreement and Release of All Claims dated July 7, 2002 between Franklin Resources, Inc. and Allen J. Gula, Jr., incorporated by reference to Exhibit 10.66 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (File No. 001-09318) (the “2002 Annual Report”)

10.62	Stock Purchase Agreements dated July 23, 2002 between Templeton Asset Management (India) Private Limited and Pioneer Investment Management, Inc. and various employee shareholders, incorporated by reference to Exhibit 10.67 to the 2002 Annual Report

10.63	2002 Universal Stock Incentive Plan as approved by the Board of Directors on October 10, 2002 and the Stockholders at the Annual Meeting held on January 30, 2003, incorporated by reference to Exhibit 10.68 to the Company’s Report on Form 10-Q for the quarterly period ended December 31, 2002 (File No. 001-09318)

10.64	Amendments dated July 2, 2001, June 10, 2002 and February 3, 2003 to the Managed Operations Services Agreement dated February 6, 2001, between Franklin Templeton Companies, LLC and International Business Machines Corporation, incorporated by reference to Exhibit 10.69 to the Company’s Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 001-09318)

10.65	Representative Form of Franklin Templeton Investor Services, LLC Transfer Agent and Shareholder Services Agreement, incorporated by reference to Exhibit 10.70 to the Company’s Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 001-09318)

10.66	Amendments dated July 1, 2003 and September 1, 2003 to the Managed Operations Service Agreement dated February 6, 2001, between Franklin Templeton Companies, LLC and International Business Machines Corporation, incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 001-09318) (the “2003 Annual Report”)

10.67	Purchase Agreement by and among Franklin Resources, Inc., Darby Holdings, Inc. and certain other named parties dated as of August 1, 2003, incorporated by reference to Exhibit 10.72 to the 2003 Annual Report

10.68	Settlement and Release Agreement between Franklin Resources, Inc. and Great Northern Insurance Company dated January 15, 2004, incorporated by reference to Exhibit 10.74 to the Company’s Report on Form 10-Q for the quarterly period ended March 31, 2004 (File No. 001-09318)

10.69	2004 Key Executive Incentive Compensation Plan approved by the Board of Directors on December 11, 2003 and the Stockholders at the Annual Meeting held on January 29, 2004 (the “2004 Annual Meeting”), incorporated by reference to Appendix E to the Company’s Proxy Statement filed under cover of Schedule 14A on December 24, 2003 (File No. 001-09318)*

10.70	Form of Restricted Stock Award Agreement and Notice of Restricted Stock Award under the Company’s 2002 Universal Stock Incentive Plan, incorporated by reference to Exhibit 10.74 to the Company’s Report on Form 8-K filed with the SEC on November 12, 2004 (File No. 001-09318)*

10.71	Form of Stock Option Agreement and Notice of Stock Option Grant under the Company’s 2002 Universal Stock Incentive Plan, incorporated by reference to Exhibit 10.75 to the Company’s Report on Form 8-K filed with the SEC on November 12, 2004 (File No. 001-09318)*

Exhibit No.
10.72	Form of Restricted Stock Award Agreement and Notice of Restricted Stock Award under the Company’s 2002 Universal Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on November 19, 2004 (File No. 001-09318)*

10.73	Form of Restricted Stock Unit Award Agreement and Notice of Restricted Stock Unit Award under the Company’s 2002 Universal Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed with the SEC on November 19, 2004 (File No. 001-09318)*

10.74	Form of Restricted Stock Award Agreement and Notice of Restricted Stock Award under the Company’s 2002 Universal Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on December 21, 2004 (File No. 001-09318)*

10.75	Franklin Resources, Inc. Deferred Compensation Arrangement for Director’s Fees, dated as of January 21, 2005, by and between Franklin Resources, Inc. and Samuel H. Armacost incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on January 27, 2005 (File No. 001-09318)*

10.76	Franklin Resources, Inc. 2002 Universal Stock Incentive Plan (as amended and restated December 16, 2004) incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed with the SEC on January 27, 2005 (File No. 001-09318)*

10.77	Franklin Resources, Inc. Amended and Restated Annual Incentive Compensation Plan (as amended and restated December 16, 2004), incorporated by reference to Exhibit 10.85 to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318)*

10.78	Description of Performance Goals for the Company’s Co-Chief Executive Officers for the 2005 Fiscal Year under the 2004 Key Executive Compensation Plan, incorporated by reference to Exhibit 10.87 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318)*

10.79	Five Year Facility Credit Agreement dated as of June 10, 2005 among Franklin Resources, Inc., the Banks parties thereto, Bank of America, N.A. and The Bank of New York, as Co-Syndication Agents, Citibank, N.A. and BNP Paribas, as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on June 16, 2005 (File No. 001-09318)

10.80	Agreement, dated as of June 1, 2005, by and between Franklin Resources, Inc. and Craig S. Tyle., incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on September 7, 2005 (File No. 001-09318)*

10.81	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on October 4, 2005 (File No. 001-09318)*

10.82	Franklin Resources, Inc. Deferred Compensation Arrangement for Director’s Fees, amended and restated as of October 18, 2005, by and between Franklin Resources, Inc. and Louis E. Woodworth, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on October 20, 2005 (File No. 001-09318)*

10.83	Amended and Restated Annual Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on November 3, 2005 (File No. 001-09318)*

10.84	Form of Notice of Restricted Fund Unit Award and Restricted Fund Unit Award Agreement (standard), incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed with the SEC on November 3, 2005 (File No. 001-09318)*

10.85	Form of Notice of Restricted Fund Unit Award and Restricted Fund Unit Award Agreement (other), incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed with the SEC on November 3, 2005 (File No. 001-09318)*
10.86	Form of Notice of Restricted Stock Award and Restricted Stock Award Agreement (in recognition of past efforts and contributions), incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K filed with the SEC on November 3, 2005 (File No. 001-09318)*

Exhibit No.

10.87	Form of Notice of Restricted Stock Award and Restricted Stock Award Agreement (inducement/performance), incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 8-K filed with the SEC on November 3, 2005 (File No. 001-09318)*

10.88	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (in recognition of past efforts and contributions), incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 8-K filed with the SEC on November 3, 2005 (File No. 001-09318)*

10.89	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (inducement/performance), incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 8-K filed with the SEC on November 3, 2005 (File No. 001-09318)*

10.90	Form of Amendment to Deferred Compensation Agreement for Director’s Fees*+

10.91	Named Executive Officer Compensation*+

10.92	Director Compensation*+

10.93	Employment Agreement entered into on December 26, 2000 by and among William Y. Yun, Fiduciary Trust Company International and Franklin Resources, Inc., as amended*+

12	Computation of Ratios of Earnings to Fixed Charges+

14	Code of Ethics and Business Conduct+

21	List of Subsidiaries+

23.1	Consent of Independent Registered Public Accounting Firm+

23.2	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.3	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*	Management/Employment Contract or Compensatory Plan or Arrangement
+	Previously filed.
†	Previously furnished.