Form 10-Q
period 2005-12-31
FRANKLIN RESOURCES INC
filed 2006-02-09
CIK 38777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-09318

FRANKLIN RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-2670991
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Franklin Parkway, San Mateo, CA	94403
(Address of principal executive offices)	(Zip Code)

(650) 312-3000

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES  ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES  ☒ NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding: 258,655,801 shares of common stock, par value $.10 per share, of Franklin Resources, Inc. as of January 31, 2006.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Statements of Income

Unaudited

	Three Months Ended December 31,
(in thousands, except per share data)	2005	2004
Operating Revenues
Investment management fees	$687,439	$566,483
Underwriting and distribution fees	414,879	340,378
Shareholder servicing fees	64,272	63,167
Consolidated sponsored investment products income, net	278	615
Other, net	14,584	15,379

Total operating revenues	1,181,452	986,022

Operating Expenses
Underwriting and distribution	380,077	311,422
Compensation and benefits	218,480	211,507
Information systems, technology and occupancy	73,895	66,805
Advertising and promotion	30,337	26,108
Amortization of deferred sales commissions	32,002	31,378
Amortization of intangible assets	4,353	4,411
Other	37,722	34,307

Total operating expenses	776,866	685,938

Operating income	404,586	300,084
Other Income (Expenses)
Consolidated sponsored investment products gains, net	10,814	16,163
Investment and other income, net	32,366	27,389
Interest expense	(9,188)	(7,987)

Other income, net	33,992	35,565

Income before taxes on income	438,578	335,649
Taxes on income	120,609	95,660

Net Income	$317,969	$239,989

Earnings per Share:
Basic	$1.26	$0.96
Diluted	1.21	0.92
Dividends per Share	$0.120	$0.100

See accompanying notes to the condensed consolidated financial statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Balance Sheets

Unaudited

(in thousands)	December 31, 2005	September 30, 2005
Assets
Current Assets
Cash and cash equivalents	$3,332,052	$3,076,318
Receivables	538,264	549,203
Investment securities, trading	283,954	254,750
Investment securities, available-for-sale	461,994	618,426
Deferred taxes and other	96,327	121,891

Total current assets	4,712,591	4,620,588

Banking/Finance Assets
Cash and cash equivalents	294,301	75,841
Loans held for sale, net	41,056	303,161
Loans receivable, net	262,949	264,275
Investment securities, available-for-sale	212,851	239,880
Other	32,535	31,983

Total banking/finance assets	843,692	915,140

Non-Current Assets
Investments, other	455,409	452,831
Deferred sales commissions	298,567	309,858
Property and equipment, net	487,491	489,366
Goodwill	1,389,960	1,390,851
Other intangible assets, net	651,892	656,593
Receivable from banking/finance group	53	—
Other	52,171	58,700

Total non-current assets	3,335,543	3,358,199

Total Assets	$8,891,826	$8,893,927

See accompanying notes to the condensed consolidated financial statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Balance Sheets

Unaudited

(in thousands, except share data)	December 31, 2005	September 30, 2005
Liabilities and Stockholders’ Equity
Current Liabilities
Compensation and benefits	$145,995	$252,504
Commercial paper	169,339	169,389
Accounts payable and accrued expenses	177,075	205,853
Commissions	180,901	176,676
Income taxes	72,622	25,730
Other	21,081	21,745

Total current liabilities	767,013	851,897

Banking/Finance Liabilities
Deposits	535,240	519,140
Payable to parent	53	—
Variable Funding Note	7,976	239,222
Other	57,246	46,440

Total banking/finance liabilities	600,515	804,802

Non-Current Liabilities
Long-term debt	904,829	1,208,390
Deferred taxes	216,140	235,005
Other	33,038	33,342

Total non-current liabilities	1,154,007	1,476,737

Total liabilities	2,521,535	3,133,436

Minority Interest	77,177	76,107
Commitments and Contingencies (Note 11)
Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 258,143,516 and 252,744,758 shares issued and outstanding, for December 31, 2005 and September 30, 2005	25,814	25,274
Capital in excess of par value	681,765	374,860
Retained earnings	5,488,743	5,206,485
Deferred compensation	—	(21,958)
Accumulated other comprehensive income	96,792	99,723

Total stockholders’ equity	6,293,114	5,684,384

Total Liabilities and Stockholders’ Equity	$8,891,826	$8,893,927

See accompanying notes to the condensed consolidated financial statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Statements of Cash Flows

Unaudited

	Three Months Ended December 31,
(in thousands)	2005	2004
Net Income	$317,969	$239,989
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in receivables, prepaid expenses and other	15,033	(15,631)
Originations of loans held for sale, net	(89,287)	(135,470)
Proceeds from securitization of loans held for sale	351,392	177,249
Net change in trading securities	(29,204)	23,169
Advances of deferred sales commissions	(25,220)	(46,949)
Decrease in provision for governmental investigations, proceedings and actions	(53,306)	(3,257)
Increase in deferred income taxes and taxes payable	85,299	29,667
Excess tax benefit from stock-based compensation arrangements	(8,906)	—
Increase in commissions payable	4,225	20,498
Decrease in other liabilities	(210,652)	(47,075)
Stock-based compensation and decrease in accrued compensation and benefits	(97,558)	(57,732)
Equity in net income of affiliated companies	(1,764)	(8,330)
Depreciation and amortization	53,767	48,704
Net losses (gains) on disposal of assets	3,583	(2,407)

Net cash provided by operating activities	315,371	222,425

Purchase of investments	(62,694)	(267,934)
Liquidation of investments	194,541	168,598
Purchase of banking/finance investments	(6,684)	(282)
Liquidation of banking/finance investments	32,319	30,174
Net origination of loans receivable	1,262	21,165
Net additions of property and equipment	(11,036)	(4,795)

Net cash provided by (used in) investing activities	147,708	(53,074)

Increase in bank deposits	16,100	82,004
Exercise of common stock options	37,577	41,130
Dividends paid on common stock	(25,268)	(21,200)
Purchase of common stock	(44,999)	(117,728)
Excess tax benefits from stock-based compensation arrangements	8,906	—
Increase in debt	396	26,179
Payments on debt	(10,023)	(9,180)
Minority interest	28,426	17,466

Net cash provided by financing activities	11,115	18,671

Increase in cash and cash equivalents	474,194	188,022
Cash and cash equivalents, beginning of period	3,152,159	2,917,188

Cash and Cash Equivalents, End of Period	$3,626,353	$3,105,210

[Table continued on next page]

See accompanying notes to the condensed consolidated financial statements.

[Table continued from previous page]

FRANKLIN RESOURCES, INC.

Condensed Consolidated Statements of Cash Flows

Unaudited

	Three Months Ended December 31,
(in thousands)	2005	2004
Supplemental Disclosure of Non-Cash Information
Value of common stock issued on conversion of Convertible Notes	$296,380	$—
Total assets related to the net deconsolidation of certain sponsored investment products	(27,180)	(6,953)
Total liabilities related to the net deconsolidation of certain sponsored investment products	10,453	(1,738)

See accompanying notes to the condensed consolidated financial statements.

FRANKLIN RESOURCES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2005

(Unaudited)

1.	Basis of Presentation

We have prepared these unaudited interim financial statements of Franklin Resources, Inc. (the “Company”) and its consolidated subsidiaries in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Under these rules and regulations, we have shortened or omitted some information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles. We believe that we have made all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown. All adjustments are normal and recurring. You should read these financial statements together with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005. Certain amounts for the comparative prior fiscal year periods have been reclassified to conform to the financial presentation for and at the period ended December 31, 2005.

2.	New Accounting Standards

In June 2005, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, controls a Limited Partnership or similar Entity When the Limited Partners Have Certain Rights.” Under the consensus reached, a general partner of a limited partnership is presumed to control the limited partnership, unless the limited partners have substantive termination rights or participating rights. This guidance is effective for all general partners of all newly formed limited partnerships and for existing limited partnerships for which the partnership agreements are modified after June 29, 2005. For general partners in all other limited partnerships, this consensus is effective for fiscal years beginning after December 15, 2005 and is not expected to materially impact our Consolidated Financial Statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”), which changes the requirement for the accounting and reporting of a change in accounting principle. SFAS 154 eliminates the requirement in Accounting Principles Board Opinion No. 20, “Accounting Changes,” to include the cumulative effect of changes in accounting principle in the income statement in the period of change. Instead, to enhance the comparability of prior period financial statements, SFAS 154 requires that changes in accounting principles are retrospectively applied, unless directed otherwise by a new pronouncement. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material impact on our Consolidated Financial Statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The revised statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised statement also applies to the portion of outstanding awards for which the requisite service has not yet been rendered based on the grant-date value of these awards. SFAS 123R also requires entities to disclose information about the nature of the share-based payment transactions, the method used to estimate fair value of goods and services received or the value of the equity instruments granted, and the effects of those transactions on the financial statements. On April 14, 2005, the SEC announced that SFAS 123R is to be effective for fiscal years beginning after June 15, 2005 for entities other than small business issuers, and applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Retrospective application is permitted. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) that interprets the interaction of SFAS 123R and certain SEC rules that must be applied on the adoption of SFAS 123R. Effective October 1, 2005, we adopted SFAS 123R and SAB 107 using the modified prospective transition method. Our adoption of SFAS 123R and SAB 107 did not materially impact our Consolidated Financial Statements (see Note 5).

In December 2004, the FASB issued Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS 109-2”). The American Jobs Creation Act of 2004 (the “Jobs Act”) was signed into law on October 22, 2004. Under a provision of the Jobs Act, we may elect to repatriate certain earnings of our foreign-based subsidiaries at a reduced U.S. federal tax rate in either of our fiscal years ended September 30, 2005 or ending September 30, 2006. FSP FAS 109-2 provides guidance on when an enterprise should recognize in its financial statements the effects of the one-time tax benefit of repatriation of foreign earnings under the Jobs Act, and specifies interim disclosure requirements. On January 26, 2006, we completed our evaluation of the repatriation provisions, and a plan to repatriate approximately $2.0 billion of earnings from foreign subsidiaries was approved. Proceeds from the repatriation are expected to be received before September 30, 2006. The proceeds will be reinvested in our U. S. operations prior to October 1, 2010 consistent with the Domestic Reinvestment Plan approved by our Chief Executive Officer and our Board of Directors and the intent of the Jobs Act. As a result of the repatriation, we will record an estimated income tax charge of approximately $112.0 million in the fiscal quarter ending March 31, 2006.

3.	Comprehensive Income

The following table computes comprehensive income.

	Three Months Ended December 31,
(in thousands)	2005	2004
Net income	$317,969	$239,989
Net unrealized gain on investments, net of tax	3,887	18,680
Currency translation adjustments	(6,247)	26,898
Other	(571)	—

Comprehensive Income	$315,038	$285,567

4.	Earnings per Share

We computed earnings per share as follows:

	Three Months Ended December 31,
(in thousands, except per share data)	2005	2004
Net income	$317,969	$239,989
Add: interest and discount amortization on zero coupon convertible senior notes, net of taxes	2,466	2,194

Adjusted net income	320,435	242,183

Weighted-average shares outstanding – basic	253,208	250,057
Incremental shares from assumed conversions:
Common stock options and nonvested stock awards	4,152	4,008
Zero coupon convertible senior notes	7,706	8,154

Weighted-average shares outstanding – diluted	265,066	262,219

Earnings per Share
Basic	$1.26	$0.96
Diluted	1.21	0.92

Diluted earnings per share for all periods shown reflect the adoption of the Emerging Issues Task Force Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-8”).

5.	Stock-Based Compensation

Prior to October 1, 2005, we accounted for stock-based employee compensation plans according to the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Accordingly, compensation costs were not recognized for awards granted with no intrinsic value. Effective October 1, 2005, we adopted SFAS 123R, using the modified prospective transition method. Under this transition method, compensation cost recognized in the first quarter of fiscal year 2006 includes compensation cost for all share based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Results for prior periods have not been restated. No options were granted during the three months ended December 31, 2005.

As a result of adopting SFAS 123R, income before income taxes and net income for the three months ended December 31, 2005 include $4.9 million and $3.6 million of compensation costs that would not have been recognized under our previous accounting method for stock-based compensation. If we had not adopted SFAS 123R, both basic and diluted net earnings per share for the three months ended December 31, 2005, would have been $0.01 higher.

If we had determined compensation costs for our stock option plans and our qualified, non-compensatory employee stock investment plan (the “ESIP”) based upon estimated fair values at the grant dates in accordance with SFAS 123, for the three months ended December 31, 2004, our net income and basic and diluted earnings per share would have been reduced to the pro forma amounts indicated below. For pro forma purposes, the estimated fair value of options was calculated using the Black-Scholes option-pricing model and was amortized over the options’ vesting periods.

(in thousands, except per share data)	Three Months Ended December 31, 2004
Net income, as reported	$239,989
Less: stock-based compensation expense determined under the fair value method, net of tax	(8,391)

Pro Forma Net Income	$231,598

Basic Earnings per Share
As reported	$0.96
Pro forma	0.92

Adjusted net income in accordance with EITF 04-8, as reported	$242,183
Less: stock-based compensation expense determined under the fair value method, net of tax	(8,391)

Pro Forma Net Income	$233,792

Diluted Earnings per Share
As reported	$0.92
Pro forma	0.89

Prior to the adoption of SFAS 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for stock-based payments (“excess tax benefits”) to be classified as financing cash flows. The excess tax benefit of $8.9 million for the three months ended December 31, 2005, that was classified as a financing cash inflow, would have been classified as an operating cash inflow if we had not adopted SFAS 123R.

We sponsor the 2002 Universal Stock Incentive Plan (the “USIP”). Under the terms of this plan, eligible employees may receive stock awards, and, in certain cases, awards settled in cash based on our performance and that of individual employees. We may also award options and other forms of stock-based compensation to certain employees. The Compensation Committee and the Board of Directors determine the terms and conditions of stock-based compensation awards.

Stock Options

The following table summarizes stock option activity during the three months ended December 31, 2005:

( in thousands, except weighted average exercise price)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2005	7,844	$37.47	5.8	$293,942
Granted	—	—	—	—
Exercised	(1,041)	36.11	5.3	(37,598)
Cancelled	(7)	47.27	7.8	(326)
Forfeited/expired	—	—	—	—

Outstanding at December 31, 2005	6,796	$37.67	5.7	$256,018

Exercisable at December 31, 2005	6,175	36.64	5.6	$226,271

Stock option awards outstanding under the USIP have been granted at prices which are either equal to or above the market value of the underlying common stock on the date of grant, generally vest over three years and expire no later than ten years after the grant date.

Effective October 1, 2005, we generally recognize compensation expense related to nonvested options ratably over the remaining requisite service period. As of December 31, 2005, there was $12.0 million of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted average vesting period of 0.8 years.

Our option awards are generally subject to graded vesting over a service period. We recognize compensation cost on a straight-line basis over the requisite service period for the entire award.

Stock Awards and Stock Unit Awards

In accordance with SFAS 123R, the fair value of stock awards and stock unit awards granted under the USIP is estimated on the date of grant based on the market price of the underlying common stock and is amortized to compensation expense on a straight-line basis over the related vesting period, which is generally three to four years. The total number of stock awards and stock unit awards expected to vest is adjusted for estimated forfeitures.

Total unrecognized compensation cost related to nonvested stock awards and stock unit awards was $61.6 million at December 31, 2005. This cost is expected to be recognized over a remaining weighted-average vesting period of 1.8 years.

The following is a summary of nonvested stock award and stock unit award activity for the three months ended December 31, 2005:

(shares in thousands)	Shares	Weighted-Average Grant-Date Fair Value
Nonvested balance at September 30, 2005	597.4	$60.61
Granted	458.8	90.34
Vested	(138.5)	64.31
Forfeited	(7.4)	69.85

Nonvested Balance at December 31, 2005	910.3	$74.96

Our stock awards generally entitle the holder to the right to sell the shares of common stock once the awards vest. Stock unit awards generally entitle the holder to receive the underlying shares of common stock once the awards vest. In addition, certain performance-based stock awards were granted to our Chief Executive Officer. The total number of shares ultimately received by the Chief Executive Officer depends on our performance against specified performance goals and is subject to vesting provisions. At December 31, 2005, the balance of nonvested shares granted to the Chief Executive Officer and subject to vesting upon the achievement of prior years’ performance goals, was 20.6 thousand and had a weighted-average grant-date fair value of $89.06.

Employee Stock Investment Plan

Our ESIP allows eligible participants to buy shares of our common stock at 90% of its market value on defined dates and to receive a 50% match of the shares purchased, provided the employee, among other conditions, has held the previously purchased shares for a defined period. The Compensation Committee and the Board of Directors determines the terms and conditions of awards under the ESIP. No shares were issued under the ESIP during the three months ended December 31, 2005. At December 31, 2005, 921.4 thousand shares were reserved for future issuance under this plan.

All Stock-Based Plan Arrangements

Total stock-based compensation cost recognized in the Condensed Consolidated Statement of Income during the three months ended December 31, 2005 was $14.2 million. The income tax benefits from stock-based arrangements totaled $11.7 million for the three months ended December 31, 2005, with approximately $9.4 million attributed to stock option exercises. Cash received from stock option exercises for the three months ended December 31, 2005 was $37.6 million. We generally do not repurchase shares upon share option exercise or vesting of stock awards and stock unit awards. However, in order to pay taxes due in connection with the vesting of employee and executive officer stock awards and stock unit awards under the USIP and in connection with matching grants under the ESIP, we repurchase shares to pay such taxes using a net stock issuance method.

6.	Consolidated Sponsored Investment Products

The following tables present the effect on our consolidated results of operations and financial position of the consolidation and deconsolidation activity related to sponsored investment products accounted for under FASB Statement of Financial Accounting Standards No. 94, “Consolidation of All Majority-Owned Subsidiaries”, and FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (revised December 2003) (“FIN 46-R”).

	Three Months Ended December 31, 2005
(in thousands)	Before Consolidation	Sponsored Investment Products	Consolidated
Operating Revenues
Investment management fees	$688,131	$(692)	$687,439
Underwriting and distribution fees	414,998	(119)	414,879
Shareholder servicing fees	64,281	(8)	64,272
Consolidated sponsored investment products income, net	—	278	278
Other, net	14,583	—	14,584

Total operating revenues	1,181,993	(541)	1,181,452

Operating Expenses	776,866	—	776,866

Operating income	405,127	(541)	404,586

Other Income (Expenses)
Consolidated sponsored investment products gains, net	—	10,814	10,814
Investment and other income, net	37,487	(5,121)	32,366
Interest expense	(9,188)	—	(9,188)

Other income, net	28,299	5,693	33,992

Income before taxes on income	433,426	5,152	438,578
Taxes on income	119,192	1,417	120,609

Net Income	$314,234	$3,735	$317,969

	December 31, 2005
(in thousands)	Before Consolidation	Sponsored Investment Products	Consolidated
Assets
Current assets	$4,585,449	$127,142	$4,712,591
Banking/finance assets	843,692	—	843,692
Non-current assets	3,367,041	(31,498)	3,335,543

Total Assets	$8,796,182	$95,644	$8,891,826

Liabilities and Stockholders’ Equity
Current liabilities	$728,112	$38,901	$767,013
Banking/finance liabilities	600,515	—	600,515
Non-current liabilities	1,154,007	—	1,154,007

Total Liabilities	2,482,634	38,901	2,521,535
Minority interest	19,712	57,465	77,177
Total stockholders’ equity	6,293,836	(722)	6,293,114

Total Liabilities and Stockholders’ Equity	$8,796,182	$95,644	$8,891,826

7.	Cash and Cash Equivalents

Cash and cash equivalents consisted of the following:

(in thousands)	December 31, 2005	September 30, 2005
Cash and due from banks	$503,852	$373,699
Federal funds sold and securities purchased under agreements to resell	223,235	21,065
Money market funds, time deposits and other	2,899,266	2,757,395

Total	$3,626,353	$3,152,159

Federal Reserve Board regulations require reserve balances on deposits to be maintained with the Federal Reserve Banks by banking subsidiaries. The required reserve balances were $4.0 million at December 31, 2005 and $1.9 million at September 30, 2005.

8.	Securitization of Loans Receivable

From time to time, we enter into auto loan securitization transactions with qualified special purpose entities and record these transactions as sales. The following table shows details of auto loan securitization transactions.

	Three Months Ended December 31,
(in thousands)	2005	2004
Gross sale proceeds	$348,332	$173,570
Less: net carrying amount of loans held for sale	348,169	172,902

Pre-Tax Gain	$163	$668

When we sell auto loans in a securitization transaction, we record an interest-only strip receivable. The interest-only strip receivable represents our contractual right to receive interest from the pool of securitized loans after the payment of required amounts to holders of the securities and certain other costs associated with the securitization. Auto loans sold in a securitization transaction in the three months ended December 31, 2005, included loans held by a special purpose statutory Delaware trust (the “Trust”), organized in fiscal year 2005 to hold our loans held for sale and issue notes under a variable funding note warehouse facility. Directly and through the Trust, which is consolidated in our results of operations, we have also entered into interest rate swap agreements to mitigate the interest risk between the fixed interest rate on the pool of automobile loans and the floating interest rate being paid under the variable funding note warehouse facility. As a result of the securitization, we recognized an interest rate swap gain of approximately $0.9 million, net of market gains already recognized in income during fiscal year 2005.

We generally estimate fair value based on the present value of future expected cash flows. The key assumptions used in the present value calculations of our securitization transactions at the date of securitization were as follows:

	Three Months Ended December 31,
	2005	2004
Excess cash flow discount rate (annual rate)	12.0%	12.0%
Cumulative life loss rate	3.2%	3.7%
Pre-payment speed assumption (average monthly rate)	1.6%	1.5%

We determined these assumptions using data from comparable transactions, historical information and management’s estimate. Interest-only strips receivable are generally restricted assets and subject to limited recourse provisions.

We generally estimate the fair value of the interest-only strips receivable at each period-end based on the present value of future expected cash flows, consistent with the methodology used at the date of securitization. The following table shows the carrying value and the sensitivity of the interest-only strips receivable to hypothetical adverse changes in the key economic assumptions used to measure fair value:

(dollar amounts in thousands)	December 31, 2005	September 30, 2005
Carrying amount/fair value of interest-only strips receivable	$23,807	$19,126
Excess cash flow discount rate (annual rate)	12.0%	12.0%
Impact on fair value of 10% adverse change	$(315)	$(209)
Impact on fair value of 20% adverse change	(622)	(413)
Cumulative life loss rate	3.3%	3.5%
Impact on fair value of 10% adverse change	$(2,526)	$(1,804)
Impact on fair value of 20% adverse change	(5,056)	(3,607)
Pre-payment speed assumption (average monthly rate)	1.7%	1.9%
Impact on fair value of 10% adverse change	$(2,389)	$(2,000)
Impact on fair value of 20% adverse change	(4,692)	(3,823)

Actual future market conditions may differ materially. Accordingly, this sensitivity analysis should not be considered our projection of future events or losses.

We receive annual servicing fees ranging from 1% to 2% of the loans securitized for services we provide to the securitization trusts. The following table is a summary of cash flows received from and paid to securitization trusts.

	Three Months Ended December 31,
(in thousands)	2005	2004
Servicing fees received	$2,628	$3,291
Interest-only strips cash flows received	5,067	5,900
Purchase of loans from trusts	(23,597)	(12,113)

Amounts payable to the trustee related to loan principal and interest collected on behalf of the trusts of $36.5 million at December 31, 2005 and $44.7 million at September 30, 2005, are included in other banking/finance liabilities.

The securitized loan portfolio that we manage and the related delinquencies were as follows:

(in thousands)	December 31, 2005	September 30, 2005
Securitized loans held by securitization trusts	$818,278	$577,696
Delinquencies	14,256	12,909

Net charge-offs on the securitized loan portfolio were $3.3 million and $3.5 million for the three months ended December 31, 2005 and 2004.

9.	Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets, including those acquired before initial application of Statements of Financial Accounting Standards No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), are not amortized but are tested for impairment at least annually.

As of March 31, 2005, we completed our most recent annual impairment testing of goodwill and indefinite-lived intangible assets under the guidance set out in SFAS 142 and we determined that there was no impairment to these assets as of October 1, 2004.

Intangible assets, other than goodwill were as follows:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Balance at December 31, 2005
Amortized intangible assets
Customer base	$233,734	$(74,375)	$159,359
Other	34,933	(24,083)	10,850

	268,667	(98,458)	170,209
Non-amortized intangible assets
Investment management contracts	481,683	—	481,683

Total	$750,350	$(98,458)	$651,892

Balance at September 30, 2005
Amortized intangible assets
Customer base	$233,737	$(70,481)	$163,256
Other	34,933	(23,624)	11,309

	268,670	(94,105)	174,565
Non-amortized intangible assets
Investment management contracts	482,028	—	482,028

Total	$750,698	$(94,105)	$656,593

Certain of our intangible assets are denominated in currencies other than the U.S. dollar; therefore, their gross and net carrying amounts are subject to foreign currency movements.

The change in the carrying value of goodwill was as follows:

(in thousands)
Balance at September 30, 2005	$1,390,851
Foreign currency movements	(891)

Balance at December 31, 2005	$1,389,960

Estimated amortization expense related to non-amortized intangible assets for each of the next 5 fiscal years is as follows:

(in thousands)	For the Fiscal Years Ending September 30,
2006	$17,416
2007	17,416
2008	17,416
2009	17,416
2010	17,416

10.	Debt

Outstanding debt consisted of the following:

(in thousands)	December 31, 2005	September 30, 2005
Current
Variable Funding Note	$7,976	$239,222
Commercial paper	169,339	169,389

	177,315	408,611
Non-Current
Convertible Notes (including accrued interest)	246,141	540,107
Medium Term Notes	420,000	420,000
Other	238,688	248,283

	904,829	1,208,390

Total Debt	$1,082,144	$1,617,001

In May 2001, we received approximately $490.0 million in net proceeds from the sale of $877.0 million principal amount at maturity of Liquid Yield Option Notes due 2031 (Zero Coupon-Senior) (the “Convertible Notes”). The issue price of the Convertible Notes, which were offered to qualified institutional buyers only, represented a yield to maturity of 1.875% per annum excluding any contingent interest. Each of the $1,000 (principal amount at maturity) Convertible Notes will become convertible prior to maturity into 9.3604 shares of our common stock (subject to adjustment) following the occurrence of certain specified triggering events. In particular, the Convertible Notes will become convertible if, during any calendar quarter, the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than a specified percentage (initially 120% as of the third quarter of fiscal year 2001 and declining 0.084% each quarter thereafter) of the accreted conversion price per share of our common stock on the last trading day of the preceding calendar quarter. Based on this formula, holders were able to convert their Convertible Notes during the quarter ended December 31, 2005 because the closing sale price of our common stock during the quarter ended September 30, 2005 for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the quarter was more than $78.34 (118.57% of $66.07, which was the accreted conversion price per share of our common stock on the last trading day of the quarter). At December 31, 2005, $476.0 million of these notes had been tendered for conversion and, as a result, approximately 4.5 million shares of our common stock were issued. Moreover, based on the conversion formula, the Convertible Notes are currently eligible for conversion into shares of our common stock through March 31, 2006. During January 2006, an additional $30.2 million of Convertible Notes were tendered for conversion into 0.3 million shares of our common stock.

The Convertible Notes also will become convertible prior to maturity if: (i) the assigned credit rating by Moody’s or Standard and Poor’s of the Convertible Notes is at or below Baa2 or BBB, respectively; (ii) the Convertible Notes are called for redemption; or (iii) certain specified corporate transactions have occurred. Separately, we will pay contingent interest to the holders of Convertible Notes during any six-month period commencing May 12, 2006 if the average market price of a Convertible Note for a measurement period preceding such six-month period equals 120% or more of the sum of the issue price and accrued original issue discount. Through December 31, 2005, holders have put to us and we have repurchased Convertible Notes with a face value of $5.9 million principal amount at maturity, for their accreted value of $3.5 million, in cash. We may redeem the remaining Convertible Notes for cash on or after May 11, 2006 or, at the option of the holders, we may be required to make additional repurchases on May 11 in each of 2006, 2011, 2016, 2021 and 2026. In this event, we may choose to pay the accreted value of the Convertible Notes in cash or shares of our common stock. The amount that the holders may redeem in the future will depend on, among other factors, the performance of our common stock.

In April 2003, we completed the sale of five year senior notes due April 15, 2008 totaling $420.0 million (the “Medium Term Notes”). The Medium Term Notes, which were offered to qualified institutional buyers only, carry an interest rate of 3.7% and are not redeemable prior to maturity by either the note holders or us. Interest payments are due semi-annually.

Other long-term debt primarily relates to deferred commission liabilities recognized in relation to U.S. deferred commission assets financed by Lightning Finance Company Limited (“LFL”). Historically, Class B and certain of our Class C deferred commission assets (“DCA”) arising from our U.S., Canadian and European operations have been financed through LFL, a company in which we hold a 49% ownership interest. In December 2005, LFL sold its DCA to Lightning Asset Finance Limited (“LAFL”), an Irish special purpose vehicle formed in December 2005, in which we also hold a 49% ownership interest. Subsequent to the date of transfer, Class B DCA arising from our U. S. operations and Class C DCA are self-financed. DCA originating from our Canadian and European operations will be financed by a third party going forward. As LFL originally entered into financing agreements with our U.S. distribution subsidiary, we maintain a continuing interest in the DCA transferred to LAFL by LFL until resold by LAFL.

In March 2005, one of our banking/finance operating segment subsidiaries, Franklin Capital Corporation, which engages in the purchase, securitization and servicing of automobile loan retail installment sales contracts, entered into definitive agreements to create a new one-year revolving $250.0 million variable funding note warehouse credit facility. Under these agreements, and through the Trust, we issued a variable funding note (“Variable Funding Note”) payable to certain administered conduits in the amount of up to $250.0 million. Security for the repayment of the Variable Funding Note consists of cash and a pool of automobile loans that meet or will meet certain eligibility requirements. Credit enhancements for the Variable Funding Note require us to provide as collateral loans held for sale with a fair value in excess of the principal amount of the Variable Funding Note, as well as to hold in trust additional cash balances to cover certain shortfalls. In addition, we provide a payment provider commitment in an amount not to exceed 4.66% of the pool balance. As noted above, we have also entered into interest rate swap agreements to mitigate the interest rate risk between the fixed interest rate on the pool of automobile loans and the floating interest rate being paid on the Variable Funding Note.

As of December 31, 2005, we have $300.0 million of debt and equity securities available to be issued under a shelf registration statement filed with the SEC and $330.0 million of additional commercial paper available for issuance. On June 10, 2005, we entered into a $420.0 million Five Year Facility Credit Agreement with certain banks and financial institutions. In addition, at December 31, 2005, our banking/finance operating segment had $320.0 million in available uncommitted short term bank lines under the Federal Reserve Funds system, the Federal Reserve Bank discount window, and Federal Home Loan Bank short term borrowing capacity.

11.	Commitments and Contingencies

Guarantees

Under FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, we are required to recognize in our financial statements a liability for the fair value of any guarantees issued or modified after December 31, 2002 as well as make additional disclosures about existing guarantees.

In relation to the auto loan securitization transactions that we have entered into with a number of qualified special purpose entities, we are obligated to cover shortfalls in amounts due to the holders of the notes up to certain levels as specified under the related agreements. As of December 31, 2005, the maximum potential amount of future payments related to these obligations was $30.6 million. In addition, our Condensed Consolidated Balance Sheet at December 31, 2005 included a $0.3 million liability to reflect the fair value of certain additional obligations arising from auto securitization transactions.

At December 31, 2005, our banking/finance operating segment had issued financial standby letters of credit totaling $2.7 million on which beneficiaries would be able to draw upon in the event of non-performance by our customers, primarily in relation to lease and lien obligations of these banking customers. These standby letters of credit, issued prior to January 1, 2003, were secured by marketable securities with a fair value of $3.8 million as of December 31, 2005 and commercial real estate.

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

As of February 9, 2006 the following market timing lawsuits are pending against the Company and certain of its subsidiaries (and in some instances, name certain officers, directors and/or Funds) and have been transferred to the MDL:

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

In April 2005, defendants removed these lawsuits to the United States District Court for the Southern District of Illinois. On July 12, 2005, the court dismissed one of these lawsuits, Bradfisch v. Templeton Funds, Inc., et al., and dismissed the remaining three lawsuits on August 25, 2005. Plaintiffs are appealing the dismissals to the United States Court of Appeals for the Seventh Circuit (Bradfisch v. Templeton Funds, Inc., et al., Case No. 05-3390, Woodbury v. Templeton Global Smaller Companies Fund, Inc., et al., Case No. 05-3559, Kwiatkowski v. Templeton Growth Fund, Inc., et al., Case No.05-3558, Parise v. Templeton Funds, Inc., et al., Case No. 05-3586).

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

The United States District Court for the District of New Jersey consolidated for pretrial purposes three of the above lawsuits (Stephen Alexander IRA, Tricarico, and Wilcox) into a single action entitled “In re Franklin Mutual Funds Fee Litigation” (Case No. 04-cv-982 (WJM)(RJH)). Plaintiffs in those three lawsuits filed a consolidated amended complaint (the “Complaint”) on October 4, 2004. Defendants filed a motion to dismiss the Complaint on November 19, 2004. On September 9, 2005, the court granted defendants’ motion and dismissed the Complaint, with leave to amend certain claims. Separately, in the Strigliabotti lawsuit, the court entered its order denying in part and granting in part defendants’ motion to dismiss or, in the alternative, for judgment on the pleadings on November 9, 2005.

Management strongly believes that the claims made in each of the lawsuits identified above are without merit and intends to defend against them vigorously. The Company cannot predict with certainty, however, the eventual outcome of these lawsuits, nor whether they will have a material negative impact on the Company.

The Company is from time to time involved in litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business or financial position.

Other Commitments and Contingencies

We have reviewed our interest in LFL and LAFL, for consolidation under FIN 46-R. Based on our analysis, we determined that we hold a significant interest in both LFL and LAFL but we are not the primary beneficiary of either company because we do not hold a majority of the risks and rewards of ownership. As of December 31, 2005, LFL had approximately $42.1 million in total assets and our exposure to loss related to LFL was limited to the carrying value of our investment, and interest and fees receivable totaling approximately $20.3 million. As of December 31, 2005, LAFL had approximately $498.3 million in total assets and our exposure to loss related to LAFL totaled approximately $242.2 million, representing our maximum exposure under the joint venture agreement. During the three months ended December 31, 2005, we recognized pre-tax loss of approximately $(0.8) million for our share of their net losses over this period.

At December 31, 2005, the total assets of sponsored investment products in which we held a significant interest under FIN 46-R were approximately $786.0 million and our exposure to loss as a result of our interest in these products was $166.4 million. These amounts represent our maximum exposure to loss and do not reflect our estimate of the actual losses that could result from adverse changes.

In July 2003, we renegotiated an agreement to outsource management of our data center and distributed server operations, originally signed in February 2001. We may terminate the amended agreement any time after July 1, 2006 by incurring a termination charge. The maximum termination charge payable will depend on the termination date of the amended agreement, the service levels before our termination of the agreement, costs incurred by our service provider to wind-down the services and costs associated with assuming equipment leases. As of December 31, 2005, we estimate that the termination fee payable in July 2006, not including costs associated with assuming equipment leases, would approximate $13.5 million and would decrease each month for the subsequent two years, reaching a payment of approximately $2.2 million in July 2008.

At December 31, 2005, our banking/finance operating segment had commitments to extend credit aggregating $220.7 million, primarily under credit card lines.

We lease office space and equipment under long-term operating leases. As of December 31, 2005, there were no material changes in leasing arrangements that would have a significant effect on future minimum lease payments reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

12.	Common Stock Repurchases

During the three months ended December 31, 2005, we repurchased 0.5 million shares of our common stock at a cost of $45.0 million. At December 31, 2005, approximately 10.2 million shares remained available for repurchase under our Board of Directors authorizations. During the three months ended December 31, 2004, we repurchased 1.8 million shares of our common stock at a cost of $117.7 million.

13.	Segment Information

We based our operating segment selection process primarily on services offered. We derive the majority of our operating revenue and net income from providing investment management, fund administration, shareholder services, transfer agency, underwriting, distribution, custodial, trustee and other fiduciary services (collectively “investment management and related services”) to the Franklin, Templeton, Mutual Series, Bissett, Fiduciary Trust and Darby Overseas sponsored investment products. This is our primary business activity and operating segment. Our secondary business and operating segment is banking/finance. The banking/finance operating segment offers selected retail-banking services to high net-worth individuals, foundations and institutions, and consumer lending services. Our consumer lending activities include automotive lending related to the purchase, securitization, and servicing of retail installment sales contracts originated by independent automobile dealerships, consumer credit and debit cards, real estate equity lines, and home equity/mortgage lending.

Financial information for our two operating segments is presented in the table below. Operating revenues of the banking/finance operating segment are reported net of interest expense and the provision for probable loan losses.

	Three Months Ended December 31,
(in thousands)	2005	2004
Operating Revenues
Investment management and related services	$1,169,497	$973,609
Banking/finance	11,955	12,413

Total	$1,181,452	$986,022

Income Before Taxes on Income
Investment management and related services	$435,997	$329,777
Banking/finance	2,581	5,872

Total	$438,578	$335,649

Operating segment assets were as follows:

(in thousands)	December 31, 2005	September 30, 2005
Investment management and related services	$8,048,134	$7,978,787
Banking/finance	843,692	915,140

Total	$8,891,826	$8,893,927

All of our goodwill and intangible assets, including those arising from the purchase of Fiduciary Trust Company International (“Fiduciary Trust”) in April 2001, relate to our investment management and related services operating segment.

Operating revenues of the banking/finance operating segment included above were as follows:

	Three Months Ended
	December 31,
(in thousands)	2005	2004
Interest and fees on loans	$10,582	$6,242
Interest and dividends on investment securities	3,376	2,130

Total interest income	13,958	8,372
Interest on deposits	(2,966)	(1,439)
Interest on short-term debt	(2,937)	(21)
Interest expense – inter-segment	(220)	(380)

Total interest expense	(6,123)	(1,840)
Net interest income	7,835	6,532
Other income	6,137	6,150
Provision for probable loan losses	(2,017)	(269)

Total Operating Revenues	$11,955	$12,413

Inter-segment interest payments from the banking/finance operating segment to the investment management and related services operating segment are based on market rates prevailing at the inception of each loan. Inter-segment interest income and expense are not eliminated in our Condensed Consolidated Statements of Income.

14.	Banking Regulatory Ratios

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain a minimum Tier 1 capital and Tier 1 leverage ratio (as defined in the regulations), as well as minimum Tier 1 and Total risk-based capital ratios (as defined in the regulations). Based on our calculations, at December 31, 2005, and September 30, 2005, we exceeded the capital adequacy requirements applicable to us as listed below.

(dollar amounts in thousands)	December 31, 2005	September 30, 2005	Capital Adequacy Minimum
Tier 1 capital	$4,250,017	$3,700,203	N/A
Total risk-based capital	4,253,247	3,703,109	N/A
Tier 1 leverage ratio	62%	54%	4%
Tier 1 risk-based capital ratio	95%	85%	4%
Total risk-based capital ratio	95%	85%	8%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Quarterly Report on Form 10-Q includes trademarks and registered trademarks of Franklin Resources, Inc. (the “Company”) and its direct and indirect subsidiaries.

FORWARD-LOOKING STATEMENTS

In this section, we discuss and analyze our results of operations and our financial condition. In addition to historical information, we also make statements relating to the future, called “forward-looking” statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will”, “may”, “should”, “could”, “expect”, “suggest”, “believe”, “anticipate”, “intend”, “plan”, or other similar words. These forward-looking statements involve a number of known and unknown risks, uncertainties and other important factors that could cause the actual results and outcomes to differ materially from any future results or outcomes expressed or implied by such forward-looking statements. You should carefully review the “Risk Factors” section set forth below and in our recent filings with the U. S. Securities and Exchange Commission (the “SEC”), which describes these risks, uncertainties and other important factors in more detail. We undertake no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Quarterly Report on Form 10-Q.

OVERVIEW

Many of our key performance measures, including net income and earnings per share, showed an increase in the quarter ended December 31, 2005, as compared to the quarter ended December 31, 2004. In part, we attribute these improvements to our continued focus on diversifying our client base and product offerings. This diversification, along with the overall increases in many foreign equity markets and to a lesser extent the U. S. markets, has led to increases in our assets under management driven from both market appreciation and positive net flows into our sponsored investment products. We continually evaluate our business from the standpoint of profitability, product performance and client service, among other things, in light of our long-term strategies. Our strategies of expanding our assets under management and related operations internationally, continually seeking positive investment performance, protecting and furthering our brand recognition, developing and maintaining broker/dealer and client loyalties, providing a high level of customer service and closely monitoring costs, while also developing our “human capital” base and our systems and technology, and growing our investment management services all continue as objectives in the context of uncertain global market conditions.

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

Our sponsored investment products include a broad range of global/international equity, domestic (U. S.) equity, hybrid, fixed-income and money market mutual funds, and other investment products that meet a wide variety of specific investment needs of individuals and institutions.

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

RESULTS OF OPERATIONS

(in millions except per share data)	Three Months Ended December 31,		Percent Change
	2005	2004
Net Income	$318.0	$240.0	33%
Earnings Per Common Share
Basic	$1.26	$0.96	31%
Diluted	1.21	0.92	32%
Operating Margin	34%	30%	—

Net income increased by 33% and diluted earnings per share increased by 32% for the three months ended December 31, 2005, as compared to the same period last year. The increase was primarily due to higher fees for providing investment management and fund administration services (“investment management fees”) and underwriting and distribution fees consistent with a 19% increase in our simple monthly average assets under management and higher gross sales on which commissions are earned. The resulting increase in net income was partially offset by higher operating expenses, primarily underwriting and distribution costs.

ASSETS UNDER MANAGEMENT

(in billions)	December 31, 2005	December 31, 2004
Equity
Global/international	$193.9	$155.7
Domestic (U. S.)	79.6	73.3

Total equity	273.5	229.0

Hybrid	79.7	66.4
Fixed-Income
Tax-free	53.9	51.8
Taxable
Domestic (U. S.)	32.5	32.5
Global/international	19.6	16.3

Total fixed-income	106.0	100.6

Money Market	5.6	6.2

Total	$464.8	$402.2

Simple Monthly Average for the Three-Month Period (1)	$453.3	$381.0

(1)	Investment management fees from approximately 53% of our assets under management at December 31, 2005 were calculated using daily average assets under management.

Our assets under management at December 31, 2005 were $464.8 billion, 16% higher than they were at this time last year, due to excess sales over redemptions of $33.1 billion and market appreciation of $32.7 billion during the twelve-months ended December 31, 2005. Simple monthly average assets under management, which are generally more indicative of trends in revenue for providing investment management and fund administration services (“investment management services”) than the year over year change in ending assets under management, were 19% higher for the three months ended December 31, 2005 than for the three months ended December 31, 2004.

The simple monthly average mix of assets under management is shown below.

	Three Months Ended December 31,
	2005	2004
Equity	58%	56%
Hybrid	17%	16%
Fixed-income	23%	26%
Money market	2%	2%

Total	100%	100%

For the three months ended December 31, 2005, our effective investment management fee rate (investment management fees divided by simple monthly average assets under management) increased to 0.607% from 0.595% in the same period last year. The change in the mix of assets under management, resulting from higher relative excess sales over redemptions, greater appreciation of equity and hybrid as compared to fixed-income products, and an increase in performance fees, contributed to an increase in our effective investment management fee rate. Generally, management fees earned on equity and hybrid products are higher than fees earned on fixed-income products.

Assets under management by sales region were as follows:

(dollar amounts in billions)	December 31, 2005	% of Total	December 31, 2004	% of Total
United States	$330.5	71%	$291.7	73%
Canada	34.9	7%	29.4	7%
Europe	49.7	11%	36.2	9%
Asia/Pacific and other[1]	49.7	11%	44.9	11%

Total	$464.8	100%	$402.2	100%

[1]	Includes multi-jurisdictional assets under management.

Components of the change in our assets under management were as follows:

(dollar amounts in billions)	Three Months Ended December 31,		Percent Change
	2005	2004
Beginning assets under management	$453.1	$361.9	25%
Sales	30.4	28.4	7%
Reinvested distributions	8.4	4.3	95%
Redemptions	(24.5)	(19.6)	25%
Distributions	(10.1)	(5.4)	87%
Appreciation	7.5	32.6	(77%)

Ending Assets Under Management	$464.8	$402.2	16%

For the three months ended December 31, 2005, excess sales over redemptions were $5.8 billion as compared to $8.8 billion for the same period last year. Our products experienced $7.5 billion in appreciation for the three months ended December 31, 2005, related primarily to our equity products, as compared to $32.6 billion for the same period last year, related primarily to our equity and hybrid products.

OPERATING REVENUES

(dollar amounts in millions)	Three Months Ended December 31,		Percent Change
	2005	2004
Investment management fees	$687.4	$566.5	21%
Underwriting and distribution fees	414.9	340.4	22%
Shareholder servicing fees	64.3	63.1	2%
Consolidated sponsored investment products income, net	0.3	0.6	(50%)
Other, net	14.6	15.4	(5%)

Total Operating Revenues	$1,181.5	$986.0	20%

Investment Management Fees

Investment management fees, accounting for 58% of our operating revenues for the three months ended December 31, 2005, include fees earned from providing investment management services. These fees are generally calculated under contractual arrangements with our sponsored investment products as a percentage of the market value of assets under management. Annual rates vary by investment objective and type of services provided.

Investment management fees increased 21% for the three months ended December 31, 2005, as compared to the same period last year, consistent with a 19% increase in simple monthly average assets under management and an increase in our effective investment management fee rate resulting from a shift in average asset mix toward equity and hybrid products, which generally carry higher management fees than fixed-income products.

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

In total, underwriting and distribution fees increased 22% for the three months ended December 31, 2005, as compared to the same period last year. Underwriting fees increased 21% consistent with a 7% increase in overall gross product sales along with a change in the sales mix that included a 15% increase in U. S. Class A share sales. Distribution fees increased 22% consistent with a 19% increase in simple monthly average assets under management and a change in the asset and share class mix.

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

Shareholder servicing fees increased 2% in the three months ended December 31, 2005, as compared to the same period last year. The increase reflects an 8% increase in simple monthly average billable shareholder accounts, partially offset by a shift to shareholder accounts that are billable at a lower rate.

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

The 50% decrease for the three months ended December 31, 2005, as compared to the same period last year reflects the fluctuation in timing and amounts of income earned by the sponsored investment products.

Other, Net

Other, net consists primarily of revenues from the banking/finance operating segment as well as income from custody services. Revenues from the banking/finance operating segment include interest income on loans, servicing income, and investment income on banking/finance investment securities, and are reduced by interest expense and the provision for probable loan losses.

Other, net decreased 5% for the three months ended December 31, 2005, as compared to the same period last year, due primarily to a higher provision for probable loan losses and interest expense under a variable funding note warehouse credit facility, both related to our automotive portfolio. This decline was partially offset by higher interest income on auto loans.

OPERATING EXPENSES

	Three Months Ended December 31,		Percent Change
(dollar amounts in millions)	2005	2004
Underwriting and distribution	$380.1	$311.4	22%
Compensation and benefits	218.5	211.5	3%
Information systems, technology and occupancy	73.9	66.8	11%
Advertising and promotion	30.3	26.1	16%
Amortization of deferred sales commissions	32.0	31.4	2%
Amortization of intangible assets	4.4	4.4	—
Other	37.7	34.3	10%

Total Operating Expenses	$776.9	$685.9	13%

Underwriting and Distribution

Underwriting and distribution includes expenses payable to financial advisers and other third parties for selling, distributing and providing ongoing services to investors in our sponsored investment products. Underwriting and distribution expense increased 22% for the three months ended December 31, 2005 over the same period last year consistent with similar trends in underwriting and distribution revenue.

Compensation and Benefits

Compensation and benefits expense increased 3% for the three months ended December 31, 2005, as compared to the same period last year as we experienced increases related to annual merit salary adjustments effective December 1, 2005 in the quarter ended December 31, 2005 and December 1, 2004 in same period last year, higher staffing levels and other employee benefits. In addition, we recorded stock option expense and additional expense related to our Employee Stock Investment Plan resulting from our adoption of FASB Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) of $4.9 million in the quarter ended December 31, 2005. The increase was partially offset by a decline in bonus expense under the Amended and Restated Annual Incentive Compensation Plan, pursuant to which bonus awards have been made, based, in part, on our performance. We anticipate that, for the three months ending March 31, 2006, compensation and benefits expense may be higher than during the three months ended December 31, 2005, as a result of including salaries at the adjusted level for a full quarter. We employed approximately 7,300 people at December 31, 2005, as compared to about 6,800 at December 31, 2004.

Information Systems, Technology and Occupancy

Information systems, technology and occupancy costs increased 11% during the three months ended December 31, 2005, as compared to the same period last year primarily due to an increase in technology consulting and higher building costs related to global expansion. This increase was partially offset by a decline in depreciation levels for capitalized information systems and technology costs related to a decline in the number and scope of technology projects that have been completed and are therefore subject to amortization.

Details of capitalized information systems and technology costs, which exclude occupancy costs, were as follows:

	Three Months Ended December 31,
(in millions)	2005	2004
Net carrying amount at beginning of period	$42.7	$51.3
Additions during period, net of disposals and other adjustments	5.4	2.9
Amortization during period	(6.1)	(7.3)

Net Carrying Amount at End of Period	$42.0	$46.9

Advertising and Promotion

Advertising and promotion expense increased 16% for the three months ended December 31, 2005, as compared to the same period last year due to an increase in marketing and promotion efforts, primarily related to marketing and support payments made to our U. S. distributors. Typically, our advertising and promotional expense is lowest in the first fiscal quarter of a fiscal year. We are committed to investing in advertising and promotion in response to changing business conditions, and in order to advance our products where we see continued or potential new growth opportunities, which means that the level of advertising and promotion expenditures may increase more rapidly or decrease more slowly than our revenues. In addition to potential changes in our strategic marketing campaigns, advertising and promotion may also be impacted by changes in levels of sales and assets under management that affect marketing support payments made to the distributors of our sponsored investment products.

Amortization of Deferred Sales Commissions

Certain fund share classes globally, including Class B shares in the United States, are sold without a front-end sales charge to shareholders, although our distribution subsidiaries pay a commission on the sale. Furthermore, in the United States, Class A shares are sold without a front-end sales charge to shareholders when minimum investment criteria are met and Class C shares are sold without a front-end sales charge. However, our U.S. distribution subsidiary pays a commission on these sales. We defer and amortize all up-front commissions paid by our distribution subsidiaries and amortize them over 12 months to 8 years depending on share class or financing arrangements.

Historically, Class B and certain of our Class C deferred commission assets (“DCA”) arising from our U.S., Canadian and European operations have been financed through Lightning Finance Company Limited (“LFL”), a company in which we hold a 49% ownership interest. In December 2005, LFL sold its DCA to Lightning Asset Finance Limited (“LAFL”), an Irish special purpose vehicle formed in December 2005, in which we also hold a 49% ownership interest. Subsequent to the date of transfer, Class B DCA arising from our U. S. operations and Class C DCA are self-financed. DCA originating from our Canadian and European operations will be financed by a third party going forward. As LFL originally entered into financing agreements with our U.S. distribution subsidiary, we maintain a continuing interest in the DCA transferred to LAFL by LFL until resold by LAFL. As a result, we retain DCA originally sold to LFL under the U.S. agreement in our financial statements and amortize them over an 8-year period, or until sold by LAFL to third parties. In contrast to the U.S. arrangement, LFL entered into direct agreements with our Canadian and European sponsored investment products, and, as a result, we did not record DCA from these sources in our financial statements.

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

Amortization of deferred sales commissions increased 2% for the three months ended December 31, 2005, as compared to the same period last year principally due to a 7% increase in gross product sales for the three months ended December 31, 2005, as the decline in DCA on Class B shares has been offset by an increase in DCA on Class A shares and Class C shares in the United States.

Amortization of Intangible Assets

Amortization of intangible assets was $4.4 million for the three months ended December 31, 2005 and 2004. As of March 31, 2005, we completed our most recent annual impairment testing of goodwill and indefinite-lived intangible assets under the guidance set out in FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and we determined that there was no impairment to these assets as of October 1, 2004.

Other Operating Expenses

Other operating expenses consist primarily of professional fees, investment management and shareholder servicing fees payable to external parties, corporate travel and entertainment, and other miscellaneous expenses.

Other operating expenses increased 10% for the three months ended December 31, 2005, as compared to the same period last year due primarily to an increase in investment management fees payable to external parties consistent with an increase in simple monthly average assets under management and higher corporate travel and entertainment.

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

Other income (expenses) decreased 4% during the three months ended December 31, 2005, as compared to the same period last year primarily due to lower realized and unrealized net gains from our consolidated sponsored investment products, lower equity method income from our investments, an other-than-temporary decline in certain of our long-term investments and higher interest expense on our debt. This decline was partially offset by higher dividend and interest income as well as realized gains from our investments.

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

Our effective income tax rate for the three months ended December 31, 2005 was 27.5% and has decreased from the 28.5% for the three months ended December 31, 2004. The effective tax rate will continue to reflect the relative contributions of foreign earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income, as well as other factors, including a reduction in our state tax liabilities due to the favorable state tax ruling obtained in fiscal year 2005 and previously reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005, which is in effect through fiscal year 2007.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key financial data relating to our liquidity, and sources and uses of capital.

(in millions)	December 31, 2005	September 30, 2005
Balance Sheet Data
Assets
Liquid assets	$5,123.4	$4,814.4
Cash and cash equivalents	3,626.4	3,152.2
Liabilities
Variable Funding Note	8.0	239.2
Commercial paper	169.3	169.4
Convertible Notes	246.1	540.1
Medium Term Notes	420.0	420.0
Other long-term debt	238.7	248.3

Total Debt	$1,082.1	$1,617.0

	Three Months Ended December 31,
(in millions)	2005	2004
Cash Flow Data
Operating cash flows	$315.4	$222.4
Investing cash flows	147.7	(53.1)
Financing cash flows	11.1	18.7

Liquid assets, which consist of cash and cash equivalents, investments (trading and available-for-sale) and current receivables, increased from September 30, 2005, primarily due to cash provided by operating activities. Cash and cash equivalents include cash, debt instruments with maturities of three months or less at the purchase date and other highly liquid investments that are readily convertible into cash, including money market funds. Cash and cash equivalents increased from September 30, 2005 as we invested operating cash flows in debt instruments, including term deposits, U.S. T-bills and other interest-bearing deposits, with maturities of three months or less from the purchase date.

The decrease in total debt outstanding from September 30, 2005 relates primarily to the conversion of $476.0 million principal amount out of a total of $877.0 million principal amount at maturity of Liquid Yield Option Notes due 2031 (Zero-Coupon–Senior) (the “Convertible Notes”) that we originally sold in May 2001. These notes converted into approximately 4.5 million shares of our common stock during the quarter ended December 31, 2005, as further described below. The decline was also related to repayments made under a one-year revolving $250.0 million variable funding note warehouse credit facility, subsequent to the completion of an auto loan securitization transaction in December 2005.

We experienced higher operating cash flows for the three months ended December 31, 2005, as compared to the same period last year, due to higher net income and net proceeds from the securitization of loans held for sale, partially offset by a decline in other current liabilities. Our investing activities provided net cash flows in the three months ended December 31, 2005 due to a net liquidation of investments, as compared to a net purchase of investments during the same period last year. Cash provided by financing activities includes repurchases of our common stock. In the three months ended December 31, 2005, we repurchased 0.5 million shares of our common stock at a cost of $45.0 million. At December 31, 2005, approximately 10.2 million shares remained available for repurchase under our existing stock repurchase program. We repurchased 1.8 million shares of our common stock at a cost of $117.7 million during the three months ended December 31, 2004.

Prior to October 1, 2005, the company accounted for stock-based employee compensation plans according to the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Accordingly, no related compensation costs were recognized for awards granted with no intrinsic value. Effective October 1, 2005, the company adopted SFAS 123R, using the modified prospective transition method. Our adoption of SFAS 123R did not materially impact our Consolidated Financial Statements (see Note 5 to our Condensed Consolidated Financial Statements). Prior to the adoption of SFAS 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash flows in our condensed consolidated statements of cash flows. SFAS 123R requires excess tax benefits be reported as financing cash inflows rather than as a reduction of taxes paid.

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

As of December 31, 2005, we had $300.0 million of debt and equity securities available to be issued under a shelf registration statement filed with the SEC and $330.0 million of additional commercial paper available for issuance. On June 10, 2005, we entered into a $420.0 million Five Year Facility Credit Agreement with certain banks and financial institutions. The Five Year Facility Credit Agreement replaced our $210.0 million 364-day revolving credit facility, which matured by its terms on June 2, 2005, and our $210.0 million five-year revolving credit facility, which was terminated on June 10, 2005, prior to its scheduled expiration date of June 6, 2007. There were no amounts outstanding under either the former 364-day or the former five-year credit facilities on the respective dates of termination and no early termination penalties were incurred by us. At December 31, 2005, the Five Year Facility Credit Agreement was undrawn and available. In addition, at December 31, 2005, our banking/finance operating segment had $320.0 million in available uncommitted short-term bank lines under the Federal Reserve Funds system, the Federal Reserve Bank discount window, and Federal Home Loan Bank short-term borrowing capacity. Our ability to access the capital markets in a timely manner depends on a number of factors including our credit rating, the condition of the global economy, investors’ willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. In extreme circumstances, we might not be able to access this liquidity readily.

Our investment management and related services operating segment has historically financed Class B and certain Class C DCA arising from our U.S., Canadian and European operations through LFL, a company in which we hold a 49% ownership interest. As noted above, LFL sold its DCA to LAFL, an Irish special purpose vehicle formed in December 2005, in which we also hold a 49% interest. Subsequent to the date of transfer, Class B DCA arising from our U. S. operations and Class C DCA are self-financed. DCA originating from our Canadian and European operations will be financed by a third party going forward. Class B and C share sales commissions that we have financed globally through LFL during three months ended December 31, 2005 were approximately $17.7 million, as compared to $42.7 million during the three months ended December 31, 2004. Our ability to access credit facilities, as well as LAFL’s ability to access the securitization market in the future, will directly affect our existing financing arrangements.

Our banking/finance operating segment finances its automotive lending activities through operational cash flows, the issuance of notes under a variable funding note warehouse credit facility, inter-segment loans and by selling its auto loans in securitization transactions with qualified special purpose entities, which then issue asset-backed securities to private investors. Gross sale proceeds from auto loan securitization transactions were $348.3 million for the three months ended December 31, 2005 and $173.6 million in the three months ended December 31, 2004.

As noted above, in March 2005, one of our banking/finance operating segment subsidiaries, Franklin Capital Corporation, which engages in the purchase, securitization and servicing of automobile loan retail installment contracts, entered into definitive agreements to create a new one-year revolving $250.0 million variable funding note warehouse credit facility. Under these agreements, and through a special purpose Delaware statutory trust (the “Trust”), we issued the Variable Funding Note payable to certain administered conduits in the amount of up to $250.0 million. Security for the repayment of the Variable Funding Note consists of cash and a pool of automobile loans that meet or will meet certain eligibility requirements. Credit enhancements for the Variable Funding Note require us to provide as collateral loans held for sale with a fair value in excess of the principal amount of the Variable Funding Note, as well as to hold in trust additional cash balances to cover certain shortfalls. In addition, we provide a payment provider commitment in an amount not to exceed 4.66% of the pool balance. Directly and through the Trust, we also entered into interest rate swap agreements to mitigate the interest rate risk between the fixed interest rate on the pool of automobile loans and the floating interest rate being paid on the Variable Funding Note. The Variable Funding Note balance outstanding at December 31, 2005 was $8.0 million. Our ability to access the securitization and capital markets will directly affect our plans to finance the auto loan portfolio in the future.

Uses of Capital

We expect that the main uses of cash will be to expand our core business, make strategic acquisitions, acquire shares of our common stock, fund property and equipment purchases, pay operating expenses of the business, enhance technology infrastructure and business processes, pay stockholder dividends and repay and service debt.

On December 16, 2005, our Board of Directors declared a regular quarterly cash dividend of $0.12 per share payable on January 13, 2006 to stockholders of record on December 30, 2005. The quarterly dividend of $0.12 represents a 20.0% increase over the dividends paid for the prior quarter and for the same quarter last year.

In May 2001, we received approximately $490.0 million in net proceeds from the sale of $877.0 million principal amount at maturity of the Convertible Notes. The issue price of the Convertible Notes, which were offered to qualified institutional buyers only, represented a yield to maturity of 1.875% per annum excluding any contingent interest. Each of the $1,000 (principal amount at maturity) Convertible Notes will become convertible prior to maturity into 9.3604 shares of our common stock (subject to adjustment) following the occurrence of certain specified triggering events. In particular, the Convertible Notes will become convertible if, during any calendar quarter, the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than a specified percentage (initially 120% as of the third quarter of fiscal year 2001 and declining 0.084% each quarter thereafter) of the accreted conversion price per share of our common stock on the last trading day of the preceding calendar quarter. Based on this formula, holders were able to convert their Convertible Notes during the quarter ended December 31, 2005 because the closing sale price of our common stock during the quarter ended September 30, 2005 for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the quarter was more than $78.34 (118.57% of $66.07, which was the accreted conversion price per share of our common stock on the last trading day of the quarter). At December 31, 2005, $476.0 million of these notes had been tendered for conversion and, as a result, approximately 4.5 million shares of our common stock were issued. Moreover, based on the conversion formula, the Convertible Notes are currently eligible for conversion into shares of our common stock through March 31, 2006. During January 2006, an additional $30.2 million of Convertible Notes were tendered for conversion into 0.3 million shares of our common stock.

The Convertible Notes also will become convertible prior to maturity if: (i) the assigned credit rating by Moody’s or Standard and Poor’s of the Convertible Notes is at or below Baa2 or BBB, respectively; (ii) the Convertible Notes are called for redemption; or (iii) certain specified corporate transactions have occurred. Separately, we will pay contingent interest to the holders of Convertible Notes during any six-month period commencing May 12, 2006 if the average market price of a Convertible Note for a measurement period preceding such six-month period equals 120% or more of the sum of the issue price and accrued original issue discount. Through December 31, 2005, holders have put to us and we have repurchased Convertible Notes with a face value of $5.9 million principal amount at maturity, for their accreted value of $3.5 million, in cash. We may redeem the remaining Convertible Notes for cash on or after May 11, 2006 or, at the option of the holders, we may be required to make additional repurchases on May 11 in each of 2006, 2011, 2016, 2021 and 2026. In this event, we may choose to pay the accreted value of the Convertible Notes in cash or shares of our common stock. The amount that the holders may redeem in the future will depend on, among other factors, the performance of our common stock.

In December 2004, the FASB issued Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS 109-2”). The American Jobs Creation Act of 2004 (the “Jobs Act”) was signed into law on October 22, 2004. Under a provision of the Jobs Act, we may elect to repatriate certain earnings of our foreign-based subsidiaries at a reduced U.S. federal tax rate in either of our fiscal years ended September 30, 2005 or ending September 30, 2006. FSP FAS 109-2 provides guidance on when an enterprise should recognize in its financial statements the effects of the one-time tax benefit of repatriation of foreign earnings under the Jobs Act, and specifies interim disclosure requirements. On January 26, 2006, we completed our evaluation of the repatriation provisions, and a plan to repatriate approximately $2.0 billion of earnings from foreign subsidiaries was approved. Proceeds from the repatriation are expected to be received before September 30, 2006. The proceeds will be reinvested in our U. S. operations prior to October 1, 2010, consistent with the Domestic Reinvestment Plan approved by our Chief Executive Officer and our Board of Directors and the intent of the Jobs Act. As a result of the repatriation, we will record an estimated income tax charge of approximately $112.0 million in the fiscal quarter ending March 31, 2006.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Our contractual obligations are summarized in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005. As of December 31, 2005, there had been no material changes outside the ordinary course in our contractual obligations from September 30, 2005.

In relation to the auto loan securitization transactions that we have entered into with a number of qualified special purpose entities, we are obligated to cover shortfalls in amounts due to the holders of the notes up to certain levels as specified under the related agreements. As of December 31, 2005, the maximum potential amount of future payments related to these obligations was $30.6 million. In addition, our Condensed Consolidated Balance Sheet at December 31, 2005 included a $0.3 million liability to reflect the fair value of certain additional obligations arising from auto securitization transactions.

At December 31, 2005, the banking/finance operating segment had commitments to extend credit aggregating $220.7 million, primarily under its credit card lines, and had issued financial standby letters of credit totaling $2.7 million on which beneficiaries would be able to draw upon in the event of non-performance by our customers, primarily in relation to lease and lien obligations of these banking customers. These standby letters of credit, issued prior to January 1, 2003, were secured by marketable securities with a fair value of $3.8 million as of December 31, 2005 and commercial real estate.

OFF-BALANCE SHEET ARRANGEMENTS

As discussed above, we hold a 49% ownership interest in LAFL, an entity formed in December 2005 to hold the remaining unamortized Class B and C DCA balances that had been financed by its predecessor, LFL, in which we also hold a 49% ownership interest. We account for the ownership interest in these companies using the equity method of accounting. As of December 31, 2005, LFL had approximately $42.1 million in total assets and our exposure to loss related to LFL was limited to the carrying value of our investment, and interest and fees receivable totaling approximately $20.3 million. As of December 31, 2005, LAFL had approximately $498.3 million in total assets and our exposure to loss related to LAFL totaled approximately $242.2 million, representing our maximum exposure under the joint venture agreement. During the three months ended December 31, 2005, we recognized pre-tax loss of approximately $(0.8) million for our share of their net losses over this period.

As discussed above, our banking/finance operating segment periodically enters into auto loan securitization transactions with qualified special purpose entities, which then issue asset-backed securities to private investors. Our main objective in entering into securitization transactions is to obtain financing for auto loan activities. Securitized loans held by the securitization trusts totaled $818.3 million at December 31, 2005 and $577.7 million at September 30, 2005.

CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that impact our financial position and results of operations. These estimates and assumptions are affected by our application of accounting policies. Below we describe certain critical accounting policies that we believe are important to understanding our results of operations and financial position. For additional information about our accounting policies, please refer to Note 1 to the financial statements contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS 123R. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

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

Income Taxes

As a multinational corporation, we operate in various locations outside the United States. Aside from the repatriation pursuant to the Jobs Act noted below, it is our intention to continue to indefinitely reinvest the undistributed earnings of foreign subsidiaries. This policy was in effect as of December 31, 2005 based on tax laws then in effect. As a result, we have not made a provision for U.S. taxes and have not recorded a deferred tax liability on $3,087 million of cumulative undistributed earnings recorded by foreign subsidiaries as of December 31, 2005. On January 26, 2006, a plan to repatriate approximately $2.0 billion of these undistributed earnings under the Jobs Act was approved by the Chief Executive Officer and our Board of Directors. Changes to our policy of reinvesting foreign earnings may have a significant effect on our financial condition and results of operations. In addition, we estimate that, as a result of the repatriation, we will record an income tax charge of approximately $112.0 million in the fiscal quarter ending March 31, 2006.

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

The process of evaluating our investments for other-than-temporary decline in value involves the use of estimates. Different assumptions could result in changes to the recorded amounts in our financial statements.

Loss Contingencies

We are involved in various lawsuits and claims encountered in the normal course of business. When such a matter arises and periodically thereafter, we consult with our legal counsel and evaluate the merits of the claim based on the facts available at that time. In management’s opinion, an adequate accrual has been made as of December 31, 2005 to provide for any probable losses that may arise from these matters for which we could reasonably estimate an amount. See also Note 11 to our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

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

Evaluating whether related entities are VIEs, and determining if we qualify as the primary beneficiary of these VIEs, is highly complex and involves the use of estimates and assumptions. To determine our interest in the expected losses or residual returns of each VIE, we performed an expected cash flow analysis using certain discount rate and volatility assumptions based on available historical information and management’s estimates. Based on our analysis, we consolidated two VIEs into our financial statements during the three months ended December 31, 2005. While we believe that our testing and approach were appropriate, future changes in estimates and assumptions may affect our decision to consolidate or deconsolidate VIEs in our financial statements.

RISK FACTORS

Our ability to repatriate foreign earnings at the amount currently anticipated is based on current interpretations of the Jobs Act, timely completion of the planned repatriation and relatively stable foreign exchange rates. Our ability to repatriate undistributed earnings of our non-U.S. subsidiaries, including under our planned repatriation, is subject to current interpretations and compliance with the Jobs Act (including Internal Revenue Code Section 965), as well as the rules and regulations promulgated by, among others, the Internal Revenue Service and the United States Treasury Department. Moreover, changes in the interpretation of these rules and regulations may have an affect on our ability to repatriate foreign earnings. Our inability to timely complete or satisfy the requirements of our planned repatriation could also have a negative impact on our planned repatriation. Regulators in non-U.S. jurisdictions could also place local restrictions on or otherwise impede our ability to repatriate distributable earnings. The amount of distributable dividends available for repatriation is also subject to foreign exchange risk and currency fluctuations that could negatively impact the amount available for repatriation.

We are subject to extensive and often complex, overlapping and frequently changing regulation domestically and abroad. Our investment management and related services business and our banking/finance business are subject to extensive and often complex, overlapping and frequently changing regulation in the United States and abroad, including, among others, securities, banking, accounting and tax laws and regulations. Moreover, financial reporting requirements, and the processes, controls and procedures that have been put in place to address them, are often comprehensive and complex. While management has focused attention and resources on our compliance policies, procedures and practices, non-compliance with applicable laws or rules or regulations, either in the United States or abroad, or our inability to keep up with, or adapt to, an often ever changing, complex regulatory environment could result in sanctions against us, including fines and censures, injunctive relief, suspension or expulsion from a certain jurisdiction or market or the revocation of licenses, any of which could also adversely affect our reputation, prospects, revenues, and earnings. We are subject to federal securities laws, state laws regarding securities fraud, other federal and state laws and rules and regulations of certain regulatory and self regulatory organizations, including those rules and regulations promulgated by, among others, the SEC, the NASD, NYSE and the Pacific Exchange (“PCX”), and to the extent operations or trading in our securities take place outside the United States, by foreign regulations and regulators, such as the U.K. Listing Authority. Certain of our subsidiaries are registered with the SEC under the Investment Advisers Act of 1940, as amended, and many of our funds are registered with the SEC under the Investment

Company Act of 1940, as amended, both of which impose numerous obligations, as well as detailed operational requirements, on our subsidiaries which are investment advisers to registered investment companies. Our subsidiaries, both in the United States and abroad, must comply with a myriad of complex and often changing U.S. and/or foreign regulations, some of which may conflict, including complex U.S. and non-U.S. tax regimes. Additionally, as we expand our operations, sometimes rapidly, into non-U.S. jurisdictions, the rules and regulations of these non-U.S. jurisdictions become applicable, sometimes with short compliance deadlines, and add further regulatory complexity to our ongoing compliance operations. In addition, we are a bank holding company and a financial holding company subject to the supervision and regulation of the Federal Reserve Board, or FRB, and are subject to the restrictions, limitations, or prohibitions of the Bank Holding Company Act of 1956 and the Gramm-Leach-Bliley Act. The FRB may impose additional limitations or restrictions on our activities, including if the FRB believes that we do not have the appropriate financial and managerial resources to commence or conduct an activity or make an acquisition. Further, our subsidiary, Fiduciary Trust, is subject to extensive regulation, supervision and examination by the FDIC and New York State Banking Department, while another of our subsidiaries is subject to oversight by the Office of Thrift Supervision. The laws and regulations of these regulators generally impose restrictions and requirements in connection with a variety of technical, specialized and recently expanding matters and concerns. For example, compliance with anti-money laundering requirements, both domestically and internationally, and the Bank Secrecy Act has taken on heightened importance with regulators as a result of efforts to, among other things, limit terrorism. As we continue to address these requirements or focus on meeting new or expanded ones, we may expend a substantial amount of time and resources, even though our banking/finance business does not constitute our dominant business sector. Moreover, any inability to meet these requirements, within the timeframes set by regulators, may subject us to sanctions or other restrictions by the regulators that impact our broader business.

Regulatory and legislative actions and reforms, particularly those specifically focused on the mutual fund industry, are making the regulatory environment in which we operate more costly and future actions and reforms could adversely impact our assets under management, increase costs and negatively impact our profitability and future financial results. Since 2001, the federal securities laws have been augmented substantially and made significantly more complex by, among other measures, the Sarbanes-Oxley Act of 2002 and the USA Patriot Act of 2001. Moreover, changes in the interpretation or enforcement of existing laws or regulations have directly affected our business. With new laws and changes in interpretation and enforcement of existing requirements, the associated time we must dedicate to, and related costs we must incur in, meeting the regulatory complexities of our business have increased and these outlays have also increased as we expand our business into various non-U.S. jurisdictions. For example, in the past few years following the enactment of the Sarbanes-Oxley Act of 2002, new rules of the SEC, the NYSE, PCX and NASD were promulgated and other rules revised. Among other things, these new laws, rules and regulations have necessitated us to make changes to our corporate governance and public disclosure policies, procedures and practices and our registered investment companies and investment advisers have been required to make similar changes. Compliance activities to meet these new requirements have required us to expend additional time and resources, including without limitation substantial efforts to conduct evaluations required to ensure compliance with the management certification and attestation requirements under the Sarbanes-Oxley Act of 2002, and, consequently, we are incurring increased costs of doing business, which potentially negatively impacts our profitability and future financial results. Moreover, current and pending regulatory and legislative actions and reforms affecting the mutual fund industry, including compliance initiatives, may negatively impact revenues by increasing our costs of accessing or dealing in the financial markets.

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

We depend on key personnel and our financial performance could be negatively affected by the loss of their services. The success of our business will continue to depend upon our key personnel, including our portfolio and fund managers, investment analysts, investment advisers, sales and management personnel and other professionals as well as our executive officers and business unit heads. In a tightening labor market, competition for qualified, motivated and highly skilled executives, professionals and other key personnel in the asset management and banking/finance industries remains significant. Our success depends to a substantial degree upon our ability to attract, retain and motivate qualified individuals, including through competitive compensation packages, and upon the continued contributions of these people. As our business grows, we are likely to need to increase correspondingly the overall number of individuals that we employ. Moreover, in order to retain certain key personnel, we may be required to increase compensation to such individuals, resulting in additional expense without a corresponding increase in potential revenue. We cannot assure you that we will be successful in attracting and retaining qualified individuals, and the departure of key investment personnel, in particular, if not replaced, could cause us to lose clients, which could have a material adverse effect on our financial condition, results of operations and business prospects. Moreover, our employees may voluntarily terminate their employment with us at any time. The loss of the services of key personnel or our failure to attract replacement or additional qualified personnel could negatively affect our financial performance.

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

Our increasing focus on international markets as a source of investments and sales of investment products subject us to increased exchange rate and other risks in connection with earnings and income generated overseas. While we operate primarily in the United States, we also provide services and earn revenues in Canada, the Bahamas, Europe, Asia, South America, Africa, Australia and Mexico. As a result, we are subject to foreign exchange risk through our foreign operations. While we have taken steps to reduce our exposure to foreign exchange risk, for example, by denominating a significant amount of our transactions in U.S. dollars, the situation may change in the future as our business continues to grow outside the United States. Stabilization or appreciation of the U.S. dollar could moderate revenues from sales of investment products internationally. Separately, management fees that we earn tend to be higher in connection with international assets under management than with U.S. assets under management. Consequently, a downturn in international markets could have a significant effect on our revenues and income. Moreover, as our business grows in non-U.S. markets, any business, social and political unrest affecting these markets, in addition to any direct consequences such unrest may have on our personnel and facilities located in the affected area, may also have a more lasting impact on the long-term investment climate in these and other areas and, as a result, our assets under management and the corresponding revenues and income that we generate from them may be negatively affected.

Poor investment performance of our products could affect our sales or reduce the level of assets under management, potentially negatively impacting our revenues and income. Our investment performance, along with achieving and maintaining superior distribution and client services, is critical to the success of our investment management and related services business. Strong investment performance often stimulates sales of our investment products. Poor investment performance as compared to third-party benchmarks or competitive products could lead to a decrease in sales of investment products we manage and stimulate redemptions from existing products, generally lowering the overall level of assets under management and reducing the management fees we earn. We cannot assure you that past or present investment performance in the investment products we manage will be indicative of future performance. Any poor future performance may negatively impact our revenues and income.

We could suffer losses in earnings or revenue if our reputation is harmed. Our reputation is important to the success of our business. The Franklin Templeton Investments brand has been, and continues to be, extremely well received both in our industry and with our clients, reflecting the fact that our brand, like our business, is based in part on trust and confidence. If our reputation is harmed, existing clients may reduce amounts held in, or withdraw entirely from, funds that we advise or funds may terminate their management agreements with us, which could reduce the amount of assets under management and cause us to suffer a corresponding loss in earnings or revenue. Moreover, reputational harm may cause us to lose current employees and we may be unable to continue to attract new ones with similar qualifications, motivations or skills. If we fail to address, or appear to fail to address, successfully and promptly the underlying causes of any reputational harm, we may be unsuccessful in repairing any existing harm to our reputation and our future business prospects would likely be affected.

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

Our inability to successfully recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability. Should we experience a local or regional disaster or other business continuity problem, our continued success will depend, in part, on the availability of our personnel, our office facilities and the proper functioning of our computer, telecommunication and other related systems and operations. While our operational size, the diversity of locations from which we operate, and our redundant back-up systems provide us with a strong advantage should we experience a local or regional disaster or other business continuity event, we could still experience near-term operational challenges, in particular depending upon how a local or regional event may affect our human capital across our operations or with regard to particular segments of our operations, such as key executive officers or personnel in our technology group. Recent disaster recovery efforts, such as in response to the effects of Hurricane Wilma on our Fort Lauderdale, Florida operations, have demonstrated that even seemingly localized events may require broader disaster recovery efforts throughout our operations and, consequently, we are constantly assessing and taking steps to improve upon our existing business continuity plans and key management succession. However, a disaster on a significant scale or affecting certain of our key operating areas across regions, or our inability to successfully recover should we experience a disaster or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.

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

Our revenues, earnings and income could be adversely affected if the terms of our management agreements are significantly altered or these agreements are terminated by the funds we advise. Our revenues are dependent on fees earned under investment management and related services agreements that we have with the funds we advise. These revenues could be adversely affected if these agreements are altered significantly or terminated. The decline in revenue that might result from alteration or termination of our investment management or selected administration agreements could have a material adverse impact on our earnings or income.

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

Future sales of our common stock in the public market, such as upon conversion of our outstanding convertible securities, could adversely affect our stock price. We cannot predict the effect, if any, that future sales of shares of our common stock or the availability for future sales of shares of our common stock or securities convertible into or exercisable for our common stock will have on the market price of our common stock prevailing from time to time. For example, in connection with our May 2001 offering of Convertible Notes, we filed a registration statement on Form S-3 with the SEC, which was subsequently declared effective, to register, among other things, approximately 8.2 million shares of our common stock issuable upon conversion of the Convertible Notes. Holders may convert their Convertible Notes prior to maturity into 9.3604 shares of our common stock per $1,000 principal amount at maturity of the Convertible Notes, subject to adjustment, following the occurrence of certain specified triggering events, including if, during any calendar quarter, the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than a specified percentage, initially 120% as of the third quarter of fiscal year 2001 and declining 0.084% each quarter thereafter, of the accreted conversion price per share of our common stock on the last trading day of the preceding calendar quarter. Based on this formula, holders were able to convert their Convertible Notes during the quarter ended December 31, 2005 because, during the quarter ended September 30, 2005, the closing sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the quarter was more than $78.34 (118.57% of $66.07, which was the accreted conversion price per share of our common stock on the last trading day of the quarter). Accordingly, we issued approximately 4.5 million shares of our common stock to holders of Convertible Notes who converted their Convertible Notes during the quarter ended December 31, 2005. Moreover, based on the conversion formula, the Convertible Notes are currently eligible for conversion into shares of our common stock through March 31, 2006, and, during January 2006, an additional 0.3 million shares of our common stock were issued upon conversion of the Convertible Notes. Sale, or the availability for sale, of substantial amounts of common stock by these or other existing stockholders pursuant to an effective registration statement or under Rule 144, through the issuance of shares of common stock upon the exercise of stock options or the conversion of convertible securities, such as our Convertible Notes, or the perception that such sales or issuances could occur, could adversely affect prevailing market prices for our common stock.

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

At December 31, 2005, we have considered the potential impact of a 2% movement in market interest rates in relation to the banking/finance segment interest earning assets, net of interest-bearing liabilities, total debt outstanding and our portfolio of debt securities, individually and in the aggregate. Based on our analysis, we do not expect that this change would have a material impact on our operating revenues or results of operations in either scenario.

We are subject to foreign exchange risk through our foreign operations. We operate primarily in the United States, but also provide services and earn revenues in Canada, the Bahamas, Europe, Asia, South America, Africa, Australia and Mexico. Our exposure to foreign exchange risk is minimized since a significant portion of these revenues and associated expenses are denominated in U.S. dollars. This situation may change in the future as our business continues to grow outside the United States.

We are exposed to equity price fluctuations through securities we hold that are carried at fair value and through investments held by majority-owned sponsored investment products that we consolidate. To mitigate this risk, we maintain a diversified investment portfolio. Our exposure to equity price fluctuations is also minimized as we sponsor a broad range of investment products in various global jurisdictions. The following is a summary of the effect of a 10% increase or decrease in equity prices on our financial instruments subject to equity price fluctuations at December 31, 2005.

(in thousands)	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Current
Investment securities, trading	$283,954	$312,350	$255,559
Investment securities, available-for-sale	461,994	508,193	415,795

Total Current	$745,948	$520,543	$671,354

Banking/Finance Assets
Investment securities, available-for-sale	$212,851	$234,136	$191,566
Non-Current
Investment in equity-method investees	$221,444	$243,588	$199,300
Equities and other	233,965	257,362	210,569

Total Non-Current	$455,409	$500,950	$409,869

Item 4.	Controls and Procedures.

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2005. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of December 31, 2005 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, beginning with the first quarter of fiscal 2005, the Company made certain revisions to the presentation of the consolidation activity of its sponsored investment products in the fiscal 2005 quarterly statements of cash flows. In connection with the preparation of the statement of cash flows for the fiscal year ended September 30, 2005, the Company determined that similar revisions should also have been made to the comparative fiscal 2004 quarterly data included in the fiscal 2005 quarterly statements of cash flows and would need to be made to the fiscal 2004 annual data to be included in the fiscal 2005 annual statement of cash flows. Specifically, in fiscal 2004 the Company incorrectly classified certain transactions in the statement of cash flows related to the consolidation activities of our sponsored investment products. In the operating, investing and financing activities categories of the statement of cash flows, the Company had included contributions from, and distributions to, minority interest in operating activities rather than financing activities and had included the impact of deconsolidation of certain of these sponsored investment products as an operating and investing cash activity rather than a non-cash transaction. Management considered the foregoing to constitute a significant deficiency in internal control over financial reporting (as defined in Auditing Standard No. 2 issued by the Public Company Accounting Oversight Board). The statement of cash flows for the fiscal year ended September 30, 2004 included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2005 for comparison purposes was revised to conform to the fiscal 2005 presentation. In light of the deficiency discussed above, the Company is implementing additional training, education and accounting reviews for relevant personnel.

Other than as described above, there has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

There has been no material change to the matters discussed in Part I, Item 3 — Legal Proceedings in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

Item 1A.	Risk Factors.

Our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 includes a detailed discussion of our risk factors. The information presented below sets out material amendments and updates to certain prior risk factors, and includes an additional new risk factor, and should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K.

Our ability to repatriate foreign earnings at the amount currently anticipated is based on current interpretations of the American Jobs Creation Act of 2004 (the “Jobs Act”), timely completion of the planned repatriation and relatively stable foreign exchange rates. Our ability to repatriate undistributed earnings of our non-U.S. subsidiaries, including under our planned repatriation, is subject to current interpretations and compliance with the Jobs Act (including Internal Revenue Code Section 965), as well as the rules and regulations promulgated by, among others, the Internal Revenue Service and the United States Treasury Department. Moreover, changes in the interpretation of these rules and regulations may have an affect on our ability to repatriate foreign earnings. Our inability to timely complete or satisfy the requirements of our planned repatriation could also have a negative impact on our planned repatriation. Regulators in non-U.S. jurisdictions could also place local restrictions on or otherwise impede our ability to repatriate distributable earnings. The amount of distributable dividends available for repatriation is also subject to foreign exchange risk and currency fluctuations that could negatively impact the amount available for repatriation.

Our increasing focus on international markets as a source of investments and sales of investment products subject us to increased exchange rate and other risks in connection with earnings and income generated overseas. While we operate primarily in the United States, we also provide services and earn revenues in Canada, the Bahamas, Europe, Asia, South America, Africa, Australia and Mexico. As a result, we are subject to foreign exchange risk through our foreign operations. While we have taken steps to reduce our exposure to foreign exchange risk, for example, by denominating a significant amount of our transactions in U.S. dollars, the situation may change in the future as our business continues to grow outside the United States. Stabilization or appreciation of the U.S. dollar could moderate revenues from sales of investment products internationally. Separately, management fees that we earn tend to be higher in connection with international assets under management than with U.S. assets under management. Consequently, a downturn in international markets could have a significant effect on our revenues and income. Moreover, as our business grows in non-U.S. markets, any business, social and political unrest affecting these markets, in addition to any direct consequences such unrest may have on our personnel and facilities located in the affected area, may also have a more lasting impact on the long-term investment climate in these and other areas and, as a result, our assets under management and the corresponding revenues and income that we generate from them may be negatively affected.

Future sales of our common stock in the public market, such as upon conversion of our outstanding convertible securities, could adversely affect our stock price. We cannot predict the effect, if any, that future sales of shares of our common stock or the availability for future sales of shares of our common stock or securities convertible into or exercisable for our common stock will have on the market price of our common stock prevailing from time to time. For example, in connection with our May 2001 offering of Convertible Notes, we filed a registration statement on Form S-3 with the SEC, which was subsequently declared effective, to register, among other things, approximately 8.2 million shares of our common stock issuable upon conversion of the Convertible Notes. Holders may convert their Convertible Notes prior to maturity into 9.3604 shares of our common stock per $1,000 principal amount at maturity of the Convertible Notes, subject to adjustment, following the occurrence of certain specified triggering events, including if, during any calendar quarter, the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than a specified percentage, initially 120% as of the third quarter of fiscal year 2001 and declining 0.084% each quarter thereafter, of the accreted conversion price per share of our common stock on the last trading day of the preceding calendar quarter. Based on this formula, holders were able to convert their Convertible Notes during the quarter ended December 31, 2005 because, during the quarter ended September 30, 2005, the closing sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the quarter was more than $78.34 (118.57% of $66.07, which was the accreted conversion price per share of our common stock on the last trading day of the quarter). Accordingly, we issued approximately 4.5 million shares of our common stock to holders of Convertible Notes who converted their Convertible Notes during the quarter ended December 31, 2005. Moreover, based on the conversion formula, the Convertible Notes are currently eligible for conversion into shares of our common stock through March 31, 2006, and, during January 2006, an additional 0.3 million shares of our common stock were issued upon conversion of the Convertible Notes. Sale, or the availability for sale, of substantial amounts of common stock by these or other existing stockholders pursuant to an effective registration statement or under Rule 144, through the issuance of shares of common stock upon the exercise of stock options or the conversion of convertible securities, such as our Convertible Notes, or the perception that such sales or issuances could occur, could adversely affect prevailing market prices for our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to the shares of common stock we repurchased during the three months ended December 31, 2005.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2005 through October 31, 2005	236,091	$83.34	236,091	10,502,310
November 1, 2005 through November 30, 2005	22,479	$89.44	22,479	10,479,831
December 1, 2005 through December 31, 2005	243,246	$95.84	243,246	10,236,585

Total	501,816	$89.67	501,816	10,236,585

Under our stock repurchase program, we can repurchase shares of our common stock from time to time in the open market and in private transactions in accordance with applicable securities laws. From time to time we have announced the existence of the Company’s continuing policy of purchasing shares of its common stock, including announcements made in March 2000, August 2002, May 2003, and August 2003. From fiscal year 2002 through the current date, our Board of Directors has authorized and approved the repurchase of up to 30.0 million shares under our stock repurchase program, of which, approximately 10.2 million shares remained available for repurchase at December 31, 2005. Our stock repurchase program is not subject to an expiration date.

As previously reported in the Company’s Form 8-K dated December 22, 2005, on various dates from October 3, 2005 to December 22, 2005, holders of approximately $341,979,000 in aggregate principal amount of the Company’s Liquid Yield Option Notes due 2031 (Zero Coupon-Senior) (the “Convertible Notes”) converted the Convertible Notes into an aggregate 3,201,043 shares of the Company’s common stock. On various dates from December 23, 2005 through the end of the quarter ended December 31, 2005, holders of approximately $133,979,000 in aggregate principal amount of the Convertible Notes converted the Convertible Notes into an aggregate of 1,254,084 shares of the Company’s common stock as described in the table below. A total of $395,086,000 in remaining principal amount of the Convertible Notes was outstanding at December 31, 2005.

Date of Conversion	Principal Amount of Convertible Notes Converted	Number of Common Stock Issued
December 27, 2005	$2,229,000	20,862
December 28, 2005	100,412,000	939,893
December 29, 2005	1,308,000	12,240
December 30, 2005	30,030,000	281,089

As previously reported in a press released attached as exhibit 99.1 to the Company’s Form 8-K dated September 16, 2005, commencing October 1, 2005, the Convertible Notes became eligible for conversion into shares of the Company’s common stock at a rate of 9.3604 shares of common stock per $1,000 principal amount of the Convertible Notes surrendered for conversion. Thereafter, as previously reported in a press released attached as exhibit 99.1 to the Company’s Form 8-K dated December 15, 2005, commencing January 1, 2006, the Convertible Notes will continue to be eligible for conversion into shares of the Company’s common stock at a rate of 9.3604 shares of common stock per $1,000 principal amount of the Convertible Notes surrendered for conversion. Holders may convert their Convertible Notes into shares of the Company’s common stock at any time prior to 5:00 p.m. Eastern Time on March 31, 2006.

On various dates after the end of the fiscal quarter ending December 31, 2005 through January 31, 2006, holders of approximately $30,182,000 in aggregate principal amount of the Convertible Notes converted the Convertible Notes into an aggregate of 282,513 shares of the Company’s common stock as described in the table below. A total of $364,904,000 in remaining principal amount of the Convertible Notes was outstanding at January 31, 2006.

Date of Conversion	Principal Amount of Convertible Notes Converted	Number of Common Stock Issued
January 17, 2006	$20,000,000	187,208
January 18, 2006	44,000	411
January 19, 2006	10,024,000	93,828
January 27, 2006	12,000	112
January 31, 2006	102,000	954

Subject to the indenture, the Convertible Notes may be eligible for conversion in subsequent fiscal quarters if, among other things, certain market price conditions are satisfied. The Convertible Notes were issued in May 2001.

The shares of common stock were issued solely to holders of the Convertible Notes upon conversion of the Convertible Notes pursuant to the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933, as amended, which is available since the shares of common stock were exchanged by the Company with its existing security holders exclusively where no commission or other remunerations were paid or given directly or indirectly for soliciting such an exchange.

Item 6.	Exhibits.

Exhibit No.	Description
Exhibit 3(i)(a)	Registrant’s Certificate of Incorporation, as filed November 28, 1969, incorporated by reference to Exhibit (3)(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (File No. 001-09318) (the “1994 Annual Report”).

Exhibit 3(i)(b)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed March 1, 1985, incorporated by reference to Exhibit (3)(ii) to the 1994 Annual Report.

Exhibit 3(i)(c)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed April 1, 1987, incorporated by reference to Exhibit (3)(iii) to the 1994 Annual Report.

Exhibit 3(i)(d)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed February 2, 1994, incorporated by reference to Exhibit (3)(iv) to the 1994 Annual Report.

Exhibit 3(i)(e)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed on February 4, 2005, incorporated by reference to Exhibit (3)(i)(e) to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318).

Exhibit 3(ii)	Registrant’s Amended and Restated By-laws of Franklin Resources, Inc. adopted October 11, 2005, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on October 14, 2005 (File No. 001-09318).

Exhibit 10.1	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on October 4, 2005 (File No. 001-09318).*

Exhibit 10.2	Franklin Resources, Inc. Deferred Compensation Arrangement for Director’s Fees, amended and restated as of October 18, 2005, by and between Franklin Resources, Inc. and Louis E. Woodworth, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on October 20, 2005 (File No. 001-09318).*

Exhibit 10.3	Amended and Restated Annual Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on November 3, 2005 (File No. 001-09318).*

Exhibit 10.4	Form of Notice of Restricted Fund Unit Award and Restricted Fund Unit Award Agreement (standard), incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed with the SEC on November 3, 2005 (File No. 001-09318).*

Exhibit 10.5	Form of Notice of Restricted Fund Unit Award and Restricted Fund Unit Award Agreement (other), incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed with the SEC on November 3, 2005 (File No. 001-09318).*

Exhibit 10.6	Form of Notice of Restricted Stock Award and Restricted Stock Award Agreement (in recognition of past efforts and contributions), incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K filed with the SEC on November 3, 2005 (File No. 001-09318).*

Exhibit 10.7	Form of Notice of Restricted Stock Award and Restricted Stock Award Agreement (inducement/performance), incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 8-K filed with the SEC on November 3, 2005 (File No. 001-09318).*

Exhibit 10.8	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (in recognition of past efforts and contributions), incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 8-K filed with the SEC on November 3, 2005 (File No. 001-09318).*

Exhibit 10.9	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (inducement/performance), incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 8-K filed with the SEC on November 3, 2005 (File No. 001-09318).*

Exhibit 10.10	Form of Amendment to Deferred Compensation Agreement for Director’s Fees, incorporated by reference to Exhibit 10.90 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 001-09318) (the “2005 Annual Report”).*

Exhibit 10.11	Named Executive Officer Compensation, incorporated by reference to Exhibit 10.91 to the 2005 Annual Report.*

Exhibit 10.12	Non-Employee Directors Compensation.*

Exhibit 10.13	2006 Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on December 21, 2005 (File No. 001-09318).*

Exhibit 10.14	Amended and Restated Annual Incentive Compensation Plan.*

Exhibit 10.15	2004 Key Executive Incentive Compensation Plan, as amended.*

Exhibit 10.16	Description of Performance Goals for the Company’s Chief Executive Officer for the 2006 Fiscal Year under the 2004 Key Executive Incentive Compensation Plan.*

Exhibit 12	Computations of ratios of earnings to fixed charges.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*	Management Contract or Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.
(Registrant)

Date: February 9, 2006	By:	/s/ James R. Baio
James R. Baio
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
Exhibit 3(i)(a)	Registrant’s Certificate of Incorporation, as filed November 28, 1969, incorporated by reference to Exhibit (3)(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (File No. 001-09318) (the “1994 Annual Report”).

Exhibit 3(i)(b)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed March 1, 1985, incorporated by reference to Exhibit (3)(ii) to the 1994 Annual Report.

Exhibit 3(i)(c)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed April 1, 1987, incorporated by reference to Exhibit (3)(iii) to the 1994 Annual Report.

Exhibit 3(i)(d)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed February 2, 1994, incorporated by reference to Exhibit (3)(iv) to the 1994 Annual Report.

Exhibit 3(i)(e)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed on February 4, 2005, incorporated by reference to Exhibit (3)(i)(e) to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318).

Exhibit 3(ii)	Registrant’s Amended and Restated By-laws of Franklin Resources, Inc. adopted October 11, 2005, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on October 14, 2005 (File No. 001-09318).

Exhibit 10.1	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on October 4, 2005 (File No. 001-09318).*

Exhibit 10.2	Franklin Resources, Inc. Deferred Compensation Arrangement for Director’s Fees, amended and restated as of October 18, 2005, by and between Franklin Resources, Inc. and Louis E. Woodworth, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on October 20, 2005 (File No. 001-09318).*

Exhibit 10.3	Amended and Restated Annual Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on November 3, 2005 (File No. 001-09318).*

Exhibit 10.4	Form of Notice of Restricted Fund Unit Award and Restricted Fund Unit Award Agreement (standard), incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed with the SEC on November 3, 2005 (File No. 001-09318).*

Exhibit 10.5	Form of Notice of Restricted Fund Unit Award and Restricted Fund Unit Award Agreement (other), incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed with the SEC on November 3, 2005 (File No. 001-09318).*

Exhibit 10.6	Form of Notice of Restricted Stock Award and Restricted Stock Award Agreement (in recognition of past efforts and contributions), incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K filed with the SEC on November 3, 2005 (File No. 001-09318).*

Exhibit 10.7	Form of Notice of Restricted Stock Award and Restricted Stock Award Agreement (inducement/performance), incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 8-K filed with the SEC on November 3, 2005 (File No. 001-09318).*

Exhibit 10.8	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (in recognition of past efforts and contributions), incorporated by reference to Exhibit 10.6 to the Company’s Report on Form 8-K filed with the SEC on November 3, 2005 (File No. 001-09318).*

Exhibit 10.9	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (inducement/performance), incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 8-K filed with the SEC on November 3, 2005 (File No. 001-09318).*

Exhibit 10.10	Form of Amendment to Deferred Compensation Agreement for Director’s Fees, incorporated by reference to Exhibit 10.90 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 001-09318) (the “2005 Annual Report”).*

Exhibit 10.11	Named Executive Officer Compensation, incorporated by reference to Exhibit 10.91 to the 2005 Annual Report.*

Exhibit 10.12	Non-Employee Directors Compensation.*

Exhibit 10.13	2006 Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the SEC on December 21, 2005 (File No. 001-09318).*

Exhibit 10.14	Amended and Restated Annual Incentive Compensation Plan.*

Exhibit 10.15	2004 Key Executive Incentive Compensation Plan, as amended.*

Exhibit 10.16	Description of Performance Goals for the Company’s Chief Executive Officer for the 2006 Fiscal Year under the 2004 Key Executive Incentive Compensation Plan.*

Exhibit 12	Computations of ratios of earnings to fixed charges.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*	Management Contract or Compensatory Plan or Arrangement