Form 10-Q
period 2006-03-31
FRANKLIN RESOURCES INC
filed 2006-05-10
CIK 38777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding: 259,968,537 shares of common stock, par value $.10 per share, of Franklin Resources, Inc. as of April 28, 2006.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Statements of Income

Unaudited

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per share data)	2006	2005	2006	2005
Operating Revenues
Investment management fees	$726,015	$592,674	$1,413,454	$1,159,157
Underwriting and distribution fees	445,501	377,341	860,380	717,719
Shareholder servicing fees	65,065	64,312	129,337	127,479
Consolidated sponsored investment products income, net	2,558	1,361	2,836	1,976
Other, net	15,631	15,493	30,215	30,872

Total operating revenues	1,254,770	1,051,181	2,436,222	2,037,203

Operating Expenses
Underwriting and distribution	413,236	347,376	793,313	658,798
Compensation and benefits	231,182	217,909	449,662	429,416
Information systems, technology and occupancy	73,900	69,808	147,795	136,613
Advertising and promotion	36,130	31,108	66,467	57,216
Amortization of deferred sales commissions	32,115	30,617	64,117	61,995
Amortization of intangible assets	4,356	4,349	8,709	8,760
Intangible assets impairment	68,400	—	68,400	—
Provision for governmental investigations, proceedings and actions, net	—	42,043	—	42,043
Other	45,694	34,690	83,416	68,997

Total operating expenses	905,013	777,900	1,681,879	1,463,838

Operating income	349,757	273,281	754,343	573,365
Other Income (Expenses)
Consolidated sponsored investment products gains (losses), net	16,992	(1,552)	27,806	14,611
Investment and other income, net	55,388	38,576	87,754	65,965
Interest expense	(7,125)	(8,241)	(16,313)	(16,228)

Other income, net	65,255	28,783	99,247	64,348

Income before taxes on income	415,012	302,064	853,590	637,713
Taxes on income	218,496	80,790	339,105	176,450

Net Income	$196,516	$221,274	$514,485	$461,263

Earnings per Share
Basic	$0.76	$0.88	$2.01	$1.84
Diluted	0.74	0.85	1.95	1.77
Dividends per Share	$0.12	$2.10	$0.24	$2.20

See accompanying notes to the condensed consolidated financial statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Balance Sheets

Unaudited

(in thousands)	March 31, 2006	September 30, 2005
Assets
Current Assets
Cash and cash equivalents	$3,588,851	$3,076,318
Receivables	567,672	549,203
Investment securities, trading	316,624	254,750
Investment securities, available-for-sale	529,231	618,426
Deferred taxes and other	104,000	121,891

Total current assets	5,106,378	4,620,588

Banking/Finance Assets
Cash and cash equivalents	161,586	75,841
Loans held for sale, net	145,136	303,161
Loans receivable, net	243,675	264,275
Investment securities, available-for-sale	210,494	239,880
Other	36,524	31,983

Total banking/finance assets	797,415	915,140

Non-Current Assets
Investments, other	440,600	452,831
Deferred sales commissions	296,251	309,858
Property and equipment, net	489,264	489,366
Goodwill	1,403,988	1,390,851
Other intangible assets, net	579,183	656,593
Other	51,882	58,700

Total non-current assets	3,261,168	3,358,199

Total Assets	$9,164,961	$8,893,927

See accompanying notes to the condensed consolidated financial statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Balance Sheets

Unaudited

(in thousands, except share data)	March 31, 2006	September 30, 2005
Liabilities and Stockholders’ Equity
Current Liabilities
Compensation and benefits	$173,426	$252,504
Commercial paper	168,311	169,389
Accounts payable and accrued expenses	160,289	205,853
Commissions	192,591	176,676
Income taxes	157,740	25,730
Other	21,508	21,745

Total current liabilities	873,865	851,897

Banking/Finance Liabilities
Deposits	413,752	519,140
Variable Funding Note	88,448	239,222
Other	55,296	46,440

Total banking/finance liabilities	557,496	804,802

Non-Current Liabilities
Long-term debt	866,002	1,208,390
Deferred taxes	197,926	235,005
Other	33,864	33,342

Total non-current liabilities	1,097,792	1,476,737

Total liabilities	2,529,153	3,133,436

Minority Interest	92,791	76,107
Commitments and Contingencies (Note 11)
Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 259,348,093 and 252,744,758 shares issued and outstanding, for March 31, 2006 and September 30, 2005	25,935	25,274
Capital in excess of par value	751,002	374,860
Retained earnings	5,653,306	5,206,485
Deferred compensation	—	(21,958)
Accumulated other comprehensive income	112,774	99,723

Total stockholders’ equity	6,543,017	5,684,384

Total Liabilities and Stockholders’ Equity	$9,164,961	$8,893,927

See accompanying notes to the condensed consolidated financial statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Statements of Cash Flows

Unaudited

	Six Months Ended March 31,
(in thousands)	2006	2005
Net Income	$514,485	$461,263
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in receivables, prepaid expenses and other	(67,482)	(73,450)
Originations of loans held for sale, net	(193,818)	(256,117)
Proceeds from securitization of loans held for sale	351,843	236,821
Net change in trading securities	(61,874)	6,945
Advances of deferred sales commissions	(59,771)	(84,270)
(Decrease) increase in provision for governmental investigations, proceedings and actions, net	(53,195)	4,250
Increase (decrease) in deferred income taxes and taxes payable	141,243	(61,621)
Excess tax benefit from stock-based compensation arrangements	(19,280)	—
Increase in commissions payable	15,916	31,483
(Decrease) increase in other liabilities	(75,905)	40,449
Stock-based compensation and decrease in accrued compensation and benefits	(41,070)	(13,956)
Intangible assets impairment	68,400	—
Equity in net income of affiliated companies	(8,793)	(17,918)
Depreciation and amortization	107,941	98,382
Net gains on disposal of assets	(8,867)	(4,417)

Net cash provided by operating activities	609,773	367,844

Purchase of investments	(208,319)	(624,376)
Liquidation of investments	248,543	443,973
Purchase of banking/finance investments	(62,268)	(35,915)
Liquidation of banking/finance investments	88,863	92,923
Net origination of loans receivable	21,467	31,875
Net additions of property and equipment	(25,726)	(43,790)
Acquisition of subsidiaries, net of cash acquired	—	(37)

Net cash provided by (used in) investing activities	62,560	(135,347)

(Decrease) increase in bank deposits	(105,388)	83,911
Exercise of common stock options	70,748	67,302
Dividends paid on common stock	(56,247)	(46,289)
Purchase of common stock	(84,411)	(126,114)
Excess tax benefits from stock-based compensation arrangements	19,280	—
Increase in debt	960	40,206
Payments on debt	(21,122)	(18,964)
Minority interest	102,125	47,356

Net cash (used in) provided by financing activities	(74,055)	47,408

Increase in cash and cash equivalents	598,278	279,905
Cash and cash equivalents, beginning of period	3,152,159	2,917,188

Cash and Cash Equivalents, End of Period	$3,750,437	$3,197,093

Components of Cash and Cash Equivalents
Cash and cash equivalents, beginning of period:
Current assets	$3,076,318	$2,814,184
Banking/ finance assets	75,841	103,004

Total	$3,152,159	$2,917,188
Cash and cash equivalents, end of period:
Current assets	$3,588,851	$2,930,556
Banking/ finance assets	161,586	266,537

Total	$3,750,437	$3,197,093
Supplemental Disclosure of Non-Cash Information
Value of common stock issued on conversion of Convertible Notes	$326,651	$—
Total assets related to the net deconsolidation of certain sponsored investment products	(162,254)	(39,136)
Total liabilities related to the net deconsolidation of certain sponsored investment products	(60,495)	(4,119)

See accompanying notes to the condensed consolidated financial statements.

FRANKLIN RESOURCES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2006

(Unaudited)

1.	Basis of Presentation

We have prepared these unaudited interim financial statements of Franklin Resources, Inc. (the “Company”) and its consolidated subsidiaries in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Under these rules and regulations, we have shortened or omitted some information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles. We believe that we have made all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown. All adjustments are normal and recurring. You should read these financial statements together with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005. Certain amounts for the comparative prior fiscal year periods have been reclassified to conform to the financial presentation for and at the period ended March 31, 2006.

2.	New Accounting Standards

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 156”), which provides some relief for servicers that use derivatives to economically hedge fluctuations in the fair value of their servicing rights and changes how gains and losses are computed in certain transfers or securitizations. SFAS 156 is effective for fiscal years beginning after September 15, 2006. SFAS 156 changes the way entities account for servicing assets and obligations associated with financial assets acquired or disposed of. The adoption of SFAS 156 is not expected to have a material impact on our Consolidated Financial Statements.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 is not expected to have a material impact on our Consolidated Financial Statements.

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

In December 2004, the FASB issued Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS 109-2”). The American Jobs Creation Act of 2004 (the “Jobs Act”) was signed into law on October 22, 2004. Under a provision of the Jobs Act, we elected on January 26, 2006, to repatriate certain earnings of our foreign-based subsidiaries at a reduced U.S. federal tax rate in our fiscal year ending September 30, 2006. FSP FAS 109-2 provides guidance on when an enterprise should recognize in its financial statements the effects of the one-time tax benefit of repatriation of foreign earnings under the Jobs Act, and specifies interim disclosure requirements. Under our Domestic Reinvestment Plan approved by our Chief Executive Officer and our Board of Directors, we expect to repatriate approximately $2.0 billion of earnings from our foreign subsidiaries. Proceeds from the repatriation are expected to be received before September 30, 2006. The proceeds will be reinvested in our U.S. operations prior to October 1, 2010 consistent with the Domestic Reinvestment Plan and the intent of the Jobs Act. As a result of the repatriation, we recorded an income tax charge of $111.6 million in the quarter ended March 31, 2006.

3.	Comprehensive Income

The following table computes comprehensive income.

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2006	2005	2006	2005
Net income	$196,516	$221,274	$514,485	$461,263
Net unrealized gain on investments, net of tax	9,589	(9,624)	13,476	9,056
Currency translation adjustments	6,393	(8,810)	146	18,088
Other	—	—	(571)	—

Comprehensive Income	$212,498	$202,840	$527,536	$488,407

4.	Earnings per Share

We computed earnings per share as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per share data)	2006	2005	2006	2005
Net income	$196,516	$221,274	$514,485	$461,263
Add: interest and discount amortization on zero coupon convertible senior notes, net of taxes	976	2,225	3,471	4,419

Adjusted net income	197,492	223,499	517,956	465,682

Weighted-average shares outstanding – basic	258,110	250,692	255,618	250,553
Incremental shares from assumed conversions:
Common stock options and nonvested stock awards	3,930	4,485	3,924	4,236
Zero coupon convertible senior notes	3,397	8,209	5,575	8,209

Weighted-average shares outstanding – diluted	265,437	263,386	265,117	262,998

Earnings per Share
Basic	$0.76	$0.88	$2.01	$1.84
Diluted	0.74	0.85	1.95	1.77

Diluted earnings per share for all periods shown reflect the adoption of the Emerging Issues Task Force Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-8”).

Potentially dilutive shares related to grants of stock awards and stock unit awards that were excluded from the computation of diluted earnings per share for the six months ended March 31, 2006 were 68.5 thousand and were excluded because their effect would have been antidilutive.

5.	Stock-Based Compensation

Prior to October 1, 2005, we accounted for stock-based employee compensation plans according to the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, compensation costs were not recognized for awards granted with no intrinsic value. Effective October 1, 2005, we adopted SFAS 123R, using the modified prospective transition method. Under this transition method, compensation cost recognized in the first quarter of fiscal year 2006 includes compensation cost for all share based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Results for prior periods have not been restated. No options were granted during the six months ended March 31, 2006.

As a result of adopting SFAS 123R, income before income taxes for the three and six months ended March 31, 2006 include $5.0 million and $9.9 million of compensation costs that would not have been recognized under our previous accounting method for stock-based compensation. Net income for the three and six months ended March 31, 2006 includes $5.2 million and $8.8 million of compensation costs that would not have been recognized under our previous accounting method for stock-based compensation. If we had not adopted SFAS 123R, basic net earnings per share for the three and six months ended March 31, 2006, would have been $0.02 higher and $0.04 higher and diluted net earnings per share for the three and six months ended March 31, 2006, would have been $0.02 and $0.04 higher.

If we had determined compensation costs for our stock option plans and our qualified, non-compensatory employee stock investment plan (the “ESIP”) based upon estimated fair values at the grant dates in accordance with SFAS 123, for the three and six months ended March 31, 2005, our net income and basic and diluted earnings per share would have been reduced to the pro forma amounts indicated below. For pro forma purposes, the estimated fair value of options was calculated using the Black-Scholes option-pricing model and was amortized over the options’ vesting periods.

(in thousands, except per share data)	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005
Net income, as reported	$221,274	$461,263
Less: stock-based compensation expense determined under the fair value method, net of tax	(6,702)	(14,133)

Pro Forma Net Income	$214,572	$447,130

Basic Earnings per Share
As reported	$0.88	$1.84
Pro forma	0.86	1.78

Adjusted net income in accordance with EITF 04-8, as reported	$223,499	$465,682
Less: stock-based compensation expense determined under the fair value method, net of tax	(6,702)	(14,133)

Pro Forma Net Income	$216,797	$451,549

Diluted Earnings per Share
As reported	$0.85	$1.77
Pro forma	0.82	1.72

Prior to the adoption of SFAS 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for stock-based payments (“excess tax benefits”) to be classified as financing cash flows. The excess tax benefit of $10.4 million and $19.3 million for the three and six months ended March 31, 2006, that was classified as a financing cash inflow, would have been classified as an operating cash inflow if we had not adopted SFAS 123R.

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

Stock Options

The following table summarizes stock option activity:

(in thousands, except weighted average exercise price)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2005	7,844	$37.47	5.8	$293,942
Granted	—	—	—	—
Exercised	(1,041)	36.11	5.3	(37,598)
Cancelled	(7)	47.27	7.8	(326)
Forfeited/expired	—	—	—	—

Outstanding at December 31, 2005	6,796	$37.67	5.7	$256,018
Granted	—	—	—	—
Exercised	(890)	37.30	4.5	(33,181)
Cancelled	(12)	47.83	5.2	(577)
Forfeited/expired	—	—	—	—

Outstanding at March 31, 2006	5,894	$37.71	5.5	$222,260

Exercisable at March 31, 2006	5,285	36.53	5.5	$193,091

Stock option awards outstanding under the USIP have been granted at prices which are either equal to or above the market value of the underlying common stock on the date of grant, generally vest over three years and expire no later than ten years after the grant date.

Effective October 1, 2005, compensation expense related to nonvested options is recognized ratably over the remaining requisite service period. As of March 31, 2006, there was $8.2 million of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted average vesting period of 0.6 years.

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

Total unrecognized compensation cost related to nonvested stock awards and stock unit awards net of estimated forfeitures was $47.4 million at March 31, 2006. This cost is expected to be recognized over a remaining weighted-average vesting period of 1.6 years.

The following is a summary of nonvested stock award and stock unit award activity:

(shares in thousands)	Shares	Weighted-Average Grant-Date Fair Value
Nonvested balance at September 30, 2005	597.4	$60.61
Granted	458.8	90.34
Vested	(138.5)	64.31
Forfeited	(7.4)	69.85

Nonvested balance at December 31, 2005	910.3	$74.96
Granted	16.7	98.07
Vested	(3.4)	100.80
Forfeited	(18.7)	71.82

Nonvested Balance at March 31, 2006	904.9	$75.35

Our stock awards generally entitle the holder to the right to sell the shares of common stock on or after the awards vest. Stock unit awards generally entitle the holder to receive the underlying shares of common stock on or after the awards vest. In addition, certain performance-based stock awards were granted to our Chief Executive Officer. The total number of shares ultimately received by the Chief Executive Officer depends on our performance against specified performance goals and is subject to vesting provisions. At March 31, 2006, the balance of nonvested shares granted to the Chief Executive Officer and subject to vesting upon the achievement of prior years’ performance goals, set or determined in prior years, was 20.6 thousand and had a weighted-average grant-date fair value of $90.08.

Employee Stock Investment Plan

Our ESIP allows eligible participants to buy shares of our common stock at 90% of its market value on defined dates and to receive a 50% match of the shares purchased, provided the employee, among other conditions, has held the previously purchased shares for a defined period. The Compensation Committee and the Board of Directors determines the terms and conditions of awards under the ESIP. A total of 270.5 thousand shares were issued under the ESIP during the three and six months ended March 31, 2006. At March 31, 2006, 651.1 thousand shares were reserved for future issuance under this plan.

All Stock-Based Plan Arrangements

Total stock-based compensation costs of $14.4 million and $28.6 million were recognized in the Condensed Consolidated Statement of Income during the three and six months ended March 31, 2006. For the three and six months ended March 31, 2006, the income tax benefits from stock-based arrangements totaled $13.3 million and $25.0 million, with approximately $10.6 million and $20.0 million attributed to stock option exercises for the same periods. Cash received from stock option exercises for the three and six months ended March 31, 2006 was $33.2 million and $70.8 million. We generally do not repurchase shares upon share option exercise or vesting of stock awards and stock unit awards. However, in order to pay taxes due in connection with the vesting of employee and executive officer stock awards and stock unit awards under the USIP and in connection with matching grants under the ESIP, we repurchase shares to pay such taxes using a net stock issuance method.

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

	Three Months Ended March 31, 2006
(in thousands)	Before Consolidation	Sponsored Investment Products	Consolidated
Operating Revenues
Investment management fees	$727,444	$(1,429)	$726,015
Underwriting and distribution fees	445,641	(140)	445,501
Shareholder servicing fees	65,072	(7)	65,065
Consolidated sponsored investment products income, net	—	2,558	2,558
Other, net	15,631	—	15,631

Total operating revenues	1,253,788	982	1,254,770

Operating Expenses	905,013	—	905,013

Operating income	348,775	982	349,757

Other Income (Expenses)
Consolidated sponsored investment products gains, net	—	16,992	16,992
Investment and other income (expenses), net	60,179	(4,791)	55,388
Interest expense	(7,125)	—	(7,125)

Other income, net	53,054	12,201	65,255

Income before taxes on income	401,829	13,183	415,012
Taxes on income	215,027	3,469	218,496

Net Income	$186,802	$9,714	$196,516

	Six Months Ended March 31, 2006
(in thousands)	Before Consolidation	Sponsored Investment Products	Consolidated
Operating Revenues
Investment management fees	$1,415,576	$(2,122)	$1,413,454
Underwriting and distribution fees	860,637	(257)	860,380
Shareholder servicing fees	129,353	(16)	129,337
Consolidated sponsored investment products income, net	—	2,836	2,836
Other, net	30,215	—	30,215

Total operating revenues	2,435,781	441	2,436,222

Operating Expenses	1,681,879	—	1,681,879

Operating income	753,902	441	754,343

Other Income (Expenses)
Consolidated sponsored investment products gains, net	—	27,806	27,806
Investment and other income (expenses), net	97,667	(9,913)	87,754
Interest expense	(16,313)	—	(16,313)

Other income, net	81,354	17,893	99,247

Income before taxes on income	835,256	18,334	853,590
Taxes on income	334,219	4,886	339,105

Net Income	$501,037	$13,448	$514,485

	As of March 31, 2006
(in thousands)	Before Consolidation	Sponsored Investment Products	Consolidated
Assets
Current assets	$4,978,519	$127,859	$5,106,378
Banking/finance assets	797,415	—	797,415
Non-current assets	3,294,068	(32,900)	3,261,168

Total Assets	$9,070,002	$94,959	$9,164,961

Liabilities and Stockholders’ Equity
Current liabilities	$850,152	$23,713	$873,865
Banking/finance liabilities	557,496	—	557,496
Non-current liabilities	1,097,792	—	1,097,792

Total Liabilities	2,505,440	23,713	2,529,153
Minority interest	20,698	72,093	92,791
Total stockholders’ equity	6,543,864	(847)	6,543,017

Total Liabilities and Stockholders’ Equity	$9,070,002	$94,959	$9,164,961

7.	Cash and Cash Equivalents

Cash and cash equivalents consisted of the following:

(in thousands)	March 31, 2006	September 30, 2005
Cash and due from banks	$364,636	$373,699
Federal funds sold and securities purchased under agreements to resell	93,450	21,065
U.S. T-bills, money market funds, time deposits and other	3,292,351	2,757,395

Total	$3,750,437	$3,152,159

Federal Reserve Board regulations require reserve balances on deposits to be maintained with the Federal Reserve Banks by banking subsidiaries. The required reserve balances were $2.4 million at March 31, 2006 and $1.9 million at September 30, 2005.

8.	Securitization of Loans Receivable

From time to time, we enter into auto loan securitization transactions with qualified special purpose entities and record these transactions as sales. The following table shows details of auto loan securitization transactions.

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2006	2005	2006	2005
Gross sale proceeds	$—	$58,000	$348,332	$231,570
Less: net carrying amount of loans held for sale	—	57,679	348,169	230,581

Pre-Tax Gain	$—	$321	$163	$989

When we sell auto loans in a securitization transaction, we record an interest-only strip receivable. The interest-only strip receivable represents our contractual right to receive interest from the pool of securitized loans after the payment of required amounts to holders of the securities and certain other costs associated with the securitization. Auto loans sold in a securitization transaction in the six months ended March 31, 2006, included loans held by a special purpose statutory Delaware trust (the “Trust”), organized in fiscal year 2005 to hold our loans held for sale and issue notes under a variable funding note warehouse facility. Directly and through the Trust, which is consolidated in our results of operations, we also enter into interest-rate swap agreements, accounted for as freestanding derivatives, to mitigate the interest risk between the fixed interest rate on the pool of automobile loans and the floating interest rate being paid under the variable funding note warehouse facility. As a result of the securitization, we recognized an interest rate swap gain of approximately $0.9 million, net of related market gains already recognized in income during fiscal year 2005. The interest rate swap had a notional value of $93.9 million and was reported at its fair value of $0.4 million loss at March 31, 2006.

We generally estimate fair value based on the present value of future expected cash flows. The key assumptions used in the present value calculations of our securitization transactions at the date of securitization were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Excess cash flow discount rate (annual rate)	—%	12.0%	12.0%	12.0%
Cumulative life loss rate	—%	3.2%	3.2%	3.6%
Pre-payment speed assumption (average monthly rate)	—%	1.5%	1.6%	1.5%

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

(dollar amounts in thousands)	March 31, 2006	September 30, 2005
Carrying amount/fair value of interest-only strips receivable	$22,317	$19,126
Excess cash flow discount rate (annual rate)	12.0%	12.0%
Impact on fair value of 10% adverse change	$(294)	$(209)
Impact on fair value of 20% adverse change	(580)	(413)
Cumulative life loss rate	3.4%	3.5%
Impact on fair value of 10% adverse change	$(2,430)	$(1,804)
Impact on fair value of 20% adverse change	(4,861)	(3,607)
Pre-payment speed assumption (average monthly rate)	1.6%	1.9%
Impact on fair value of 10% adverse change	$(1,791)	$(2,000)
Impact on fair value of 20% adverse change	(3,489)	(3,823)

Actual future market conditions may differ materially. Accordingly, this sensitivity analysis should not be considered our projection of future events or losses.

We retain servicing responsibilities for auto loan securitizations and receive annual servicing fees ranging from 1% to 2% of the loans securitized for services that we provide to the securitization trusts. We do not recognize a servicing asset or liability under the provisions of FASB Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, because the benefits of servicing are just adequate to compensate us for our servicing responsibilities. The following table is a summary of cash flows received from and paid to securitization trusts.

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2006	2005	2006	2005
Servicing fees received	$3,645	$3,957	$6,272	$7,248
Interest-only strips cash flows received	1,900	5,813	6,967	11,713
Purchase of loans from trusts	(122)	(220)	(23,719)	(12,333)

Amounts payable to the trustee related to loan principal and interest collected on behalf of the trusts of $46.6 million at March 31, 2006 and $44.7 million at September 30, 2005 are included in other banking/finance liabilities.

The securitized loan portfolio that we manage and the related delinquencies were as follows:

(in thousands)	March 31, 2006	September 30, 2005
Securitized loans held by securitization trusts	$713,830	$577,696
Delinquencies	9,217	12,909

Net charge-offs on the securitized loan portfolio were $2.7 million and $6.0 million for the three and six months ended March 31, 2006 and $3.0 million and $6.5 million for the three and six months ended March 31, 2005.

9.	Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets, including those acquired before initial application of Statements of Financial Accounting Standards No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), are not amortized but are tested for impairment at least annually.

As of March 31, 2006, we completed our most recent annual impairment testing of goodwill and indefinite-lived intangible assets under the guidance set out in SFAS 142 and we determined that there was no impairment to these assets as of October 1, 2005.

During the three months ended March 31, 2006, Fiduciary Trust Company International (“Fiduciary Trust”) obtained the necessary approvals and implemented a plan of reorganization designed to emphasize its distinct high net-worth brand and to pursue further integration opportunities within the Company for its institutional business line. These changes to Fiduciary Trust’s business required that the Company review the carrying value of acquired customer base intangible assets of Fiduciary Trust. As a result of these changes, we recorded a non-cash impairment charge to customer base intangible assets of $68.4 million with respect to definite-lived intangible assets of Fiduciary Trust in the three months ended March 31, 2006. The net carrying value of Fiduciary Trust’s definite-lived intangible assets remaining at March 31, 2006 after recognition of the impairment was $82.9 million.

Intangible assets, other than goodwill were as follows:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Balance at March 31, 2006
Amortized intangible assets
Customer base	$165,303	$(78,124)	$87,179
Other	34,933	(24,542)	10,391

	200,236	(102,666)	97,570
Non-amortized intangible assets
Investment management contracts	481,613	—	481,613

Total	$681,849	$(102,666)	$579,183

Balance at September 30, 2005
Amortized intangible assets
Customer base	$233,737	$(70,481)	$163,256
Other	34,933	(23,624)	11,309

	268,670	(94,105)	174,565
Non-amortized intangible assets
Investment management contracts	482,028	—	482,028

Total	$750,698	$(94,105)	$656,593

Certain of our intangible assets are denominated in currencies other than the U.S. dollar; therefore, their gross and net carrying amounts are subject to foreign currency movements.

The change in the carrying value of goodwill was as follows:

(in thousands)
Balance at September 30, 2005	$1,390,851
Adjustment to goodwill related to the acquisition of Fiduciary Trust	13,824
Foreign currency movements	(687)

Balance at March 31, 2006	$1,403,988

In connection with the reorganization of Fiduciary Trust, the Company determined that the related deferred tax liabilities had not been properly reflected. As a result, the Company reflected an inconsequential adjustment to the carrying value of goodwill and deferred tax liabilities totaling $13.8 million as of March 31, 2006.

Estimated amortization expense related to non-amortized intangible assets for each of the next 5 fiscal years is as follows:

(in thousands)	For the Fiscal Years Ending September 30,
2006	$13,994
2007	10,574
2008	10,574
2009	10,574
2010	10,574

10.	Debt

Outstanding debt consisted of the following:

(in thousands)	March 31, 2006	September 30, 2005
Current
Variable Funding Note	$88,448	$239,222
Commercial paper	168,311	169,389

	256,759	408,611
Non-Current
Convertible Notes (including accrued interest)	216,912	540,107
Medium Term Notes	420,000	420,000
Other	229,090	248,283

	866,002	1,208,390

Total Debt	$1,122,761	$1,617,001

As of March 31, 2006, $88.4 million was outstanding under a one-year revolving $250.0 million variable funding note warehouse credit facility, entered into in March 2005 and subsequently extended for an additional one-year term in March 2006, used by the banking/finance operating segment to finance our automotive lending business. The variable funding note (“Variable Funding Note”) issued under this facility is payable to certain administered conduits and is secured by cash and a pool of automobile loans that meet or will meet certain eligibility requirements. Credit enhancements for the Variable Funding Note require us to provide, as collateral, loans held for sale with a fair value in excess of the principal amount of the Variable Funding Note, as well as to hold in trust additional cash balances to cover certain shortfalls. In addition, we provide a payment provider commitment in an amount not to exceed 4.66% of the pool balance. We also enter into interest-rate swap agreements, accounted for as freestanding derivatives, to mitigate the interest-rate risk between the fixed interest rate on the pool of automobile loans and the floating interest rate being paid on the Variable Funding Note.

In May 2001, we received approximately $490.0 million in net proceeds from the sale of $877.0 million principal amount at maturity of Liquid Yield Option Notes due 2031 (Zero Coupon-Senior) (the “Convertible Notes”). The issue price of the Convertible Notes, which were offered to qualified institutional buyers only, represented a yield to maturity of 1.875% per annum excluding any contingent interest. Each of the $1,000 (principal amount at maturity) Convertible Notes is convertible prior to maturity into 9.3604 shares of our common stock (subject to adjustment) following the occurrence of certain specified triggering events. In particular, the Convertible Notes will become convertible if, during any calendar quarter, the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than a specified percentage (initially 120% as of the third quarter of fiscal year 2001 and declining 0.084% each quarter thereafter) of the accreted conversion price per share of our common stock on the last trading day of the preceding calendar quarter. Based on this formula, holders were able to convert their Convertible Notes during the quarter ended March 31, 2006 because the closing sale price of our common stock during the quarter ended December 31, 2005 for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the quarter was more than $78.65 (118.49% of $66.38, which was the accreted conversion price per share of our common stock on the last trading day of the quarter). At March 31, 2006, holders of $524.5 million in aggregate principal amount of Convertible Notes converted these notes into an aggregate 4.9 million shares of our common stock. Moreover, based on the conversion formula, the Convertible Notes are currently eligible for conversion into shares of our common stock through June 30, 2006. During April 2006, an additional $60.7 million of Convertible Notes were tendered for conversion into 0.6 million shares of our common stock.

The Convertible Notes also become convertible prior to maturity if: (i) the assigned credit rating by Moody’s or Standard and Poor’s of the Convertible Notes is at or below Baa2 or BBB, respectively; (ii) the Convertible Notes are called for redemption; or (iii) certain specified corporate transactions have occurred. Separately, we will pay contingent interest to the holders of Convertible Notes during any six-month period commencing May 12, 2006 if the average market price of a Convertible Note for a measurement period preceding such six-month period equals 120% or more of the sum of the issue price and accrued original issue discount. Through March 31, 2006, holders have put to us and we have repurchased Convertible Notes with a face value of $5.9 million principal amount at maturity, for their accreted value of $3.5 million, in cash. We may redeem the remaining Convertible Notes for cash on or after May 11, 2006 or, at the option of the holders, we may be required to make additional repurchases on May 11 in each of 2006, 2011, 2016, 2021 and 2026. In this event, we may choose to pay the accreted value of the Convertible Notes in cash or shares of our common stock, although, with regard to the right of holders to require us to make repurchases on May 11, 2006, we have determined to pay the accreted value of the Convertible Notes only in cash. The amount that the holders may require us to repurchase in the future will depend on, among other factors, the performance of our common stock. While we have not yet done so, we currently expect, subject to market conditions and other considerations, to call the remaining Convertible Notes for redemption in cash during the quarter ending June 30, 2006.

In April 2003, we completed the sale of five year senior notes due April 15, 2008 totaling $420.0 million (the “Medium Term Notes”). The Medium Term Notes, which were offered to qualified institutional buyers only, carry an interest rate of 3.7% and are not redeemable prior to maturity by either the note holders or us. Interest payments are due semi-annually.

Other long-term debt primarily relates to deferred commission liabilities recognized in relation to U.S. deferred commission assets originally financed through a sale to Lightning Finance Company Limited (“LFL”). Historically, Class B and certain of our Class C deferred commission assets (“DCA”) arising from our U.S., Canadian and European operations have been financed through LFL, a company in which we hold a 49% ownership interest. In December 2005, LFL sold its DCA to Lightning Asset Finance Limited (“LAFL”), an Irish special purpose vehicle formed in December 2005, in which we also hold a 49% ownership interest. Subsequent to the date of transfer, Class B DCA arising from our U. S. operations and Class C DCA are generally self-financed. DCA originating from our Canadian and European operations are generally financed by a third party. As LFL originally entered into financing arrangements with our U.S. distribution subsidiary, we maintain a continuing interest in the DCA transferred to LAFL by LFL until resold by LAFL.

As of March 31, 2006, we have $300.0 million of debt and equity securities available to be issued under a shelf registration statement filed with the SEC and $330.0 million of additional commercial paper available for issuance. On June 10, 2005, we entered into a $420.0 million Five Year Facility Credit Agreement with certain banks and financial institutions. In addition, at March 31, 2006, our banking/finance operating segment had $320.0 million in available uncommitted short term bank lines under the Federal Reserve Funds system, the Federal Reserve Bank discount window, and Federal Home Loan Bank short term borrowing capacity.

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

In relation to the auto loan securitization transactions that we have entered into with a number of qualified special purpose entities, we are obligated to cover shortfalls in amounts due to the holders of the notes up to certain levels as specified under the related agreements. As of March 31, 2006, the maximum potential amount of future payments related to these obligations was $30.6 million. In addition, our Condensed Consolidated Balance Sheet at March 31, 2006 included a $0.2 million liability to reflect the fair value of certain additional obligations arising from auto securitization transactions.

At March 31, 2006, our banking/finance operating segment had issued financial standby letters of credit totaling $2.7 million on which beneficiaries would be able to draw upon in the event of non-performance by our customers, primarily in relation to lease and lien obligations of these banking customers. These standby letters of credit, issued prior to January 1, 2003, were secured by marketable securities with a fair value of $5.9 million as of March 31, 2006 and commercial real estate.

Legal Proceedings

As previously reported, the Company and certain of its subsidiaries, and in some instances, certain of the Franklin Templeton mutual funds (“Funds”), current and former officers, employees, and directors have been named in multiple lawsuits in different federal courts in Nevada, California, Illinois, New York, and Florida, alleging violations of various federal securities and state laws and seeking, among other relief, monetary damages, restitution, removal of Fund trustees, directors, advisers, administrators, and distributors, rescission of management contracts and 12b-1 plans, and/or attorneys’ fees and costs. Specifically, the lawsuits claim breach of duty with respect to alleged arrangements to permit market timing and/or late trading activity, or breach of duty with respect to the valuation of the portfolio securities of certain Templeton Funds managed by the Company’s subsidiaries, allegedly resulting in market timing activity. The majority of these lawsuits duplicate, in whole or in part, the allegations asserted in the February 4, 2004 Massachusetts Administrative Complaint concerning one instance of market timing (the “Administrative Complaint”) and the SEC’s findings regarding market timing in its August 2, 2004 Order (the “SEC Order”), both of which matters were previously reported. The lawsuits are styled as class actions, or derivative actions on behalf of either the named Funds or the Company.

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

As of May 9, 2006 the following market timing lawsuits are pending against the Company and certain of its subsidiaries (and in some instances, name certain officers, directors and/or Funds) and have been transferred to the MDL:

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

As previously reported, various subsidiaries of the Company, as well as certain Templeton Fund registrants, have also been named in several class action lawsuits originally filed in state courts in Illinois, alleging breach of duty with respect to the valuation of the portfolio securities of certain Templeton Funds managed by such subsidiaries, and seeking, among other relief, monetary damages and attorneys’ fees and costs, as follows:

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

In addition, Franklin Templeton Investments Corp., a subsidiary of the Company and the investment manager of Franklin Templeton’s Canadian mutual funds, has been named in three class action market timing lawsuits in Canada, seeking, among other relief, monetary damages, an order barring any increase in management fees for a period of two years following judgment, and/or attorneys’ fees and costs, as follows: Huneault v. AGF Funds, Inc., et al., Case No. 500-06-000256-046, filed on October 25, 2004 in the Superior Court for the Province of Quebec, District of Montreal; Heinrichs, et al. v. CI Mutual Funds, Inc., et al., Case No. 04-CV-29700, filed on December 17, 2004 in the Ontario Superior Court of Justice; and Fischer, et al. v. IG Investment Management Ltd., et al. Case No. 06-CV-307599CP, filed on March 9, 2006 in the Ontario Superior Court of Justice.

As also previously reported, the Company and certain of its subsidiaries, and in some instances, certain current and former officers, employees, and directors, have been named in multiple lawsuits alleging violations of various securities laws and pendent state law claims relating to marketing support payments and/or payment of allegedly excessive commissions, and/or advisory or distribution fees, and seeking, among other relief, monetary damages, restitution, an accounting of all fees, commissions and soft dollar payments, declaratory relief, injunctive relief, and/or attorneys’ fees and costs. These lawsuits are styled as class actions and/or derivative actions brought on behalf of certain Funds, and are as follows:

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

The United States District Court for the District of New Jersey consolidated for pretrial purposes three of the above lawsuits (Stephen Alexander IRA, Tricarico, and Wilcox) into a single action entitled “In re Franklin Mutual Funds Fee Litigation” (Case No. 04-cv-982 (WJM)(RJH)). Following a September 9, 2005 order of dismissal with leave to amend certain claims, plaintiffs in those three lawsuits filed a second amended derivative consolidated complaint on March 10, 2006.

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

Other Commitments and Contingencies

We have reviewed our interest in LFL and LAFL, for consolidation under FIN 46-R. Based on our analysis, we determined that we hold a significant interest in both LFL and LAFL but we are not the primary beneficiary of either company because we do not hold a majority of the risks and rewards of ownership. As of March 31, 2006, LFL had approximately $47.7 million in total assets and our exposure to loss related to LFL was limited to the carrying value of our investment, and interest and fees receivable totaling approximately $0.9 million. As of March 31, 2006, LAFL had approximately $482.6 million in total assets and our exposure to loss related to LAFL totaled approximately $233.1 million, representing our maximum exposure under the joint venture agreement. During the three and six months ended March 31, 2006, we recognized pre-tax income of approximately $1.5 million and $0.7 million for our share of their net income over these periods.

At March 31, 2006, the total assets of sponsored investment products in which we held a significant interest under FIN 46-R were approximately $787.0 million and our exposure to loss as a result of our interest in these products was $181.6 million. These amounts represent our maximum exposure to loss and do not reflect our estimate of the actual losses that could result from adverse changes.

In July 2003, we renegotiated an agreement to outsource management of our data center and distributed server operations, originally signed in February 2001. We may terminate the amended agreement any time after July 1, 2006 by incurring a termination charge. The maximum termination charge payable will depend on the termination date of the amended agreement, the service levels before our termination of the agreement, costs incurred by our service provider to wind-down the services and costs associated with assuming equipment leases. As of March 31, 2006, we estimate that the termination fee payable in July 2006, not including costs associated with assuming equipment leases, would approximate $13.5 million and would decrease each month for the subsequent two years, reaching a payment of approximately $2.2 million in July 2008.

At March 31, 2006, our banking/finance operating segment had commitments to extend credit aggregating $223.1 million, primarily under credit card lines.

We lease office space and equipment under long-term operating leases. As of March 31, 2006, there were no material changes in leasing arrangements that would have a significant effect on future minimum lease payments reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

12.	Common Stock Repurchases

During the three months ended March 31, 2006, we repurchased 0.4 million shares of our common stock at a cost of $39.4 million. During the six months ended March 31, 2006, we repurchased 0.9 million shares of our common stock at a cost of $84.4 million. At March 31, 2006, approximately 9.8 million shares remained available for repurchase under our Board of Directors authorizations. During the three and six months ended March 31, 2005, we repurchased 0.1 million and 1.9 million shares of our common stock at a cost of $8.4 million and $126.1 million, respectively.

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

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2006	2005	2006	2005
Operating Revenues
Investment management and related services	$1,241,911	$1,038,606	$2,411,408	$2,012,215
Banking/finance	12,859	12,575	24,814	24,988

Total	$1,254,770	$1,051,181	$2,436,222	$2,037,203

Income Before Taxes on Income
Investment management and related services	$409,723	$295,150	$843,182	$624,927
Banking/finance	5,289	6,914	10,408	12,786

Total	$415,012	$302,064	$853,590	$637,713

Operating segment assets were as follows:

(in thousands)	March 31, 2006	September 30, 2005
Investment management and related services	$8,367,546	$7,978,787
Banking/finance	797,415	915,140

Total	$9,164,961	$8,893,927

All of our goodwill and intangible assets, including those arising from the purchase of Fiduciary Trust in April 2001, relate to our investment management and related services operating segment.

Operating revenues of the banking/finance operating segment included above were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2006	2005	2006	2005
Interest and fees on loans	$7,667	$6,102	$18,249	$12,344
Interest and dividends on investment securities	4,700	2,596	8,076	4,726

Total interest income	12,367	8,698	26,325	17,070
Interest on deposits	(3,550)	(1,683)	(6,515)	(3,122)
Interest on short-term debt	(1,172)	(148)	(4,110)	(169)
Interest expense – inter-segment	—	(29)	(220)	(409)

Total interest expense	(4,722)	(1,860)	(10,845)	(3,700)
Net interest income	7,645	6,838	15,480	13,370
Other income	5,008	6,032	11,145	12,182
Provision for probable loan losses	206	(295)	(1,811)	(564)

Total Operating Revenues	$12,859	$12,575	$24,814	$24,988

Inter-segment interest payments from the banking/finance operating segment to the investment management and related services operating segment are based on market rates prevailing at the inception of each loan. Inter-segment interest income and expense are not eliminated in our Condensed Consolidated Statements of Income.

14.	Banking Regulatory Ratios

We are a bank holding company and a financial holding company subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on our financial statements. We must meet specific capital adequacy guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require us to maintain a minimum Tier 1 capital and Tier 1 leverage ratio (as defined in the regulations), as well as minimum Tier 1 and Total risk-based capital ratios (as defined in the regulations). Based on our calculations, at March 31, 2006, and September 30, 2005, we exceeded the capital adequacy requirements applicable to us as listed below.

(dollar amounts in thousands)	March 31, 2006	September 30, 2005	Capital Adequacy Minimum
Tier 1 capital	$4,564,615	$3,700,203	N/A
Total risk-based capital	4,566,912	3,703,109	N/A
Tier 1 leverage ratio	65%	54%		4%
Tier 1 risk-based capital ratio	99%	85%		4%
Total risk-based capital ratio	99%	85%		8%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

OVERVIEW

Many of our key performance measures, including assets under management and operating income, continue to trend higher in the three and six months ended March 31, 2006, as compared to the three and six months ended March 31, 2005. In part, we attribute this continued growth to our ongoing focus on diversifying our client base and product offerings. This diversification, along with the overall increases in many foreign equity markets and to a lesser extent the U. S. markets, has led to increases in our assets under management driven from both market appreciation and generally positive net flows into our sponsored investment products. We continually evaluate our business from the standpoint of profitability, product performance and client service, among other things, in light of our long-term strategies. Our strategies of expanding our assets under management and related operations internationally, continually seeking positive investment performance, protecting and furthering our brand recognition, developing and maintaining broker/dealer and client loyalties, providing a high level of customer service and closely monitoring costs, while also developing our “human capital” base and our systems and technology, and growing our investment management services all continue as objectives in the context of uncertain global market conditions.

The positive key performance measures discussed above caused an overall increase in operating revenues in the three and six months ended March 31, 2006. However, overall net income and diluted earnings per share trended lower in the three months ended March 31, 2006, as compared to the same period last year as we recognized an income tax charge of $111.6 million related to repatriated earnings of our foreign subsidiaries under the American Jobs Creation Act of 2004 (the “Jobs Act”) and reflected a non-cash impairment charge of $68.4 million in our operating expenses with respect to certain intangible assets of Fiduciary Trust Company International (“Fiduciary Trust”), a company subsidiary, in relation to the reorganization of that business. Net income and diluted earnings per share increased 12% and 10% for the six months ended March 31, 2006, as compared to the same period last year as our revenue growth offset the effect of the charges recognized in the quarter ended March 31, 2006.

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

RESULTS OF OPERATIONS

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(in millions, except per share data)	2006	2005		2006	2005
Net Income	$196.5	$221.3	(11%)	$514.5	$461.3	12%
Earnings Per Common Share
Basic	$0.76	$0.88	(14%)	$2.01	$1.84	9%
Diluted	0.74	0.85	(13%)	1.95	1.77	10%
Operating Margin	28%	26%		31%	28%

Net income decreased by 11% while diluted earnings per share decreased by 13% for the three months ended March 31, 2006, as compared to the same period last year. The decrease was primarily due to an income tax charge of $111.6 million related to repatriated earnings of our foreign subsidiaries under the Jobs Act, a non-cash impairment charge of $68.4 million to the customer base intangible assets of Fiduciary Trust relating to the reorganization of its business, and higher, on a relative basis, underwriting and distribution expenses. The decline was partly offset by higher fees for providing investment management and fund administration services (“investment management fees”) and underwriting and distribution fees consistent with an 18% increase in our simple monthly average assets under management and higher gross sales on which commissions are earned.

Net income increased by 12% while diluted earnings per share increased by 10% for the six months ended March 31, 2006, as compared to the same period last year due primarily to higher fees for providing investment management and fund administration services (“investment management fees”) and underwriting and distribution fees consistent with a 19% increase in our simple monthly average assets under management and higher gross sales on which commissions are earned. The resulting increase in net income was partially offset by higher operating expenses, primarily underwriting and distribution costs, compensation and benefits costs and the $68.4 million non-cash impairment charge to intangible assets, as well as the $111.6 million income tax charge related to repatriated earnings under the Jobs Act.

ASSETS UNDER MANAGEMENT

(in billions)	March 31, 2006	March 31, 2005
Equity
Global/international	$210.8	$163.8
Domestic (U. S.)	84.8	72.3

Total equity	295.6	236.1

Hybrid	83.5	69.1
Fixed-Income
Tax-free	54.3	51.9
Taxable
Domestic (U. S.)	31.7	32.2
Global/international	20.9	16.8

Total fixed-income	106.9	100.9

Money Market	5.6	6.0

Total	$491.6	$412.1

Simple Monthly Average for the Three-Month Period(1)	$481.2	$407.4

Simple Monthly Average for the Six-Month Period(1)	$467.6	$393.1

(1)	Investment management fees from approximately 54% of our assets under management at March 31, 2006 were calculated using daily average assets under management.

Our assets under management at March 31, 2006 were $491.6 billion, 19% higher than they were at this time last year, due to excess sales over redemptions of $24.2 billion and market appreciation of $58.8 billion during the twelve-months ended March 31, 2006. Simple monthly average assets under management, which are generally more indicative of trends in revenue for providing investment management and fund administration services (“investment management services”) than the year over year change in ending assets under management, were 19% higher for the six months ended March 31, 2006 than for the six months ended March 31, 2005.

The simple monthly average mix of assets under management is shown below.

	Six Months Ended March 31,
	2006	2005
Equity	59%	56%
Hybrid	23%	17%
Fixed-income	17%	25%
Money market	1%	2%

Total	100%	100%

For the six months ended March 31, 2006, our effective investment management fee rate (investment management fees divided by simple monthly average assets under management) increased to 0.605% from 0.590% in the same period last year. The change in the mix of assets under management, resulting from higher relative excess sales over redemptions, greater appreciation of equity and hybrid as compared to fixed-income products, and an increase in performance fees, contributed to an increase in our effective investment management fee rate. Generally, management fees earned on equity and hybrid products are higher than fees earned on fixed-income products.

Assets under management by sales region were as follows:

(dollar amounts in billions)	March 31, 2006	% of Total	March 31, 2005	% of Total
United States	$348.1	71%	$295.8	72%
Europe	54.5	11%	40.5	10%
Canada	36.4	7%	29.9	7%
Asia/Pacific and other[1]	52.6	11%	45.9	11%

Total	$491.6	100%	$412.1	100%

[1]	Includes multi-jurisdictional assets under management.

Components of the change in our assets under management were as follows:

(dollar amounts in billions)	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2006	2005		2006	2005
Beginning assets under management	$464.8	$402.2	16%	$453.1	$361.9	25%
Sales	32.6	32.9	(1%)	62.9	61.3	3%
Reinvested distributions	1.4	1.1	27%	9.8	5.4	81%
Redemptions	(30.0)	(21.4)	40%	(54.5)	(41.0)	33%
Distributions	(2.0)	(1.5)	33%	(12.1)	(6.9)	75%
Acquisitions	—	0.1	—	—	0.1	(100%)
Appreciation (depreciation)	24.8	(1.3)	N/A	32.4	31.3	4%

Ending Assets Under Management	$491.6	$412.1	19%	$491.6	$412.1	19%

For the three and six months ended March 31, 2006, excess sales over redemptions were $2.6 billion and $8.4 billion as compared to $11.5 billion and $20.3 billion for the same periods last year. Our products experienced $32.4 billion in appreciation for the six months ended March 31, 2006, related primarily to our equity products, as compared to $31.3 billion for the same period last year, related primarily to our equity and hybrid products.

OPERATING REVENUES

(dollar amounts in millions)	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2006	2005		2006	2005
Investment management fees	$726.0	$592.7	22%	$1,413.5	$1,159.2	22%
Underwriting and distribution fees	445.5	377.3	18%	860.4	717.7	20%
Shareholder servicing fees	65.1	64.3	1%	129.3	127.5	1%
Consolidated sponsored investment products income, net	2.6	1.4	86%	2.8	1.9	47%
Other, net	15.6	15.5	1%	30.2	30.9	(2%)

Total Operating Revenues	$1,254.8	$1,051.2	19%	$2,436.2	$2,037.2	20%

Investment Management Fees

Investment management fees, accounting for 58% of our operating revenues for the three and six months ended March 31, 2006, as compared to 56% and 57% for the same periods last year, consist of fees earned from providing investment management services. These fees are generally calculated under contractual arrangements with our sponsored investment products as a percentage of the market value of assets under management. Annual rates vary by investment objective and type of services provided.

Investment management fees increased 22% for the three and six months ended March 31, 2006, as compared to the same periods last year, consistent with an 18% and a 19% increase in simple monthly average assets under management and an increase in our effective investment management fee rate resulting from a shift in average asset mix toward equity and hybrid products, which generally carry higher management fees than fixed-income products.

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

In total, underwriting and distribution fees increased 18% and 20% for the three and six months ended March 31, 2006, as compared to the same periods last year. Underwriting fees increased 12% and 16% despite a 1% decline and a 3% increase in gross sales for the three and six months ended March 31, 2006 over the same periods last year due to a change in the sales mix. Distribution fees increased 23% and 22% consistent with an 18% and a 19% increase in simple monthly average assets under management and a change in the asset and share class mix.

Shareholder Servicing Fees

Shareholder servicing fees are generally fixed charges per shareholder account that vary with the particular type of fund and the service being rendered. In some instances, sponsored investment products are charged these fees based on the level of assets under management. We receive fees as compensation for providing transfer agency services, including providing customer statements, transaction processing, customer service and tax reporting. In the United States, transfer agency service agreements provide that accounts closed in a calendar year generally remain billable at a reduced rate through the second quarter of the following calendar year. In Canada, such agreements provide that accounts closed in the calendar year remain billable for four months after the end of the calendar year. Accordingly, the level of fees will vary with the growth in new accounts and the level of closed accounts that remain billable. We anticipate that approximately 358.5 thousand accounts closed in Canada during calendar year 2005 will no longer be billable effective May 1, 2006.

Shareholder servicing fees increased 1% in the three and six months ended March 31, 2006, as compared to the same periods last year. The increase reflects a 6% and 7% increase in simple monthly average billable shareholder accounts for the three and six months ended March 31, 2006, partially offset by a shift to shareholder accounts that are billable at a lower rate.

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

The increases of 86% and 47% for the three and six months ended March 31, 2006, as compared to the same periods last year reflect the fluctuation in timing and amounts of income earned by the sponsored investment products.

Other, Net

Other, net consists primarily of revenues from the banking/finance operating segment as well as income from custody services. Revenues from the banking/finance operating segment include interest income on loans, servicing income, and investment income on banking/finance investment securities, and are reduced by interest expense and the provision for probable loan losses.

Other, net increased 1% for the three months ended March 31, 2006, as compared to the same period last year primarily due to higher interest income from banking/finance investments and auto loans, partly offset by higher interest expense on deposits and to finance the automotive lending business. Other, net decreased 2% for the six months ended March 31, 2006, as compared to the same period last year, due primarily to a higher provision for probable loan losses and interest expense under a variable funding note warehouse credit facility, both related to our automotive portfolio, as well as higher interest expense on deposits. This decline was partially offset by higher interest income on auto loans and banking/finance investments.

OPERATING EXPENSES

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(dollar amounts in millions)	2006	2005		2006	2005
Underwriting and distribution	$413.2	$347.4	19%	$793.3	$658.8	20%
Compensation and benefits	231.2	217.9	6%	449.7	429.4	5%
Information systems, technology and occupancy	73.9	69.8	6%	147.8	136.6	8%
Advertising and promotion	36.1	31.1	16%	66.5	57.2	16%
Amortization of deferred sales commissions	32.1	30.6	5%	64.1	62.0	3%
Amortization of intangible assets	4.4	4.4	—	8.7	8.8	(1%)
Intangible assets impairment	68.4	—	N/A	68.4	—	N/A
Provision for governmental investigations, proceedings and actions, net	—	42.0	(100%)	—	42.0	(100%)
Other	45.7	34.7	32%	83.4	69.0	21%
Total Operating Expenses	$905.0	$777.9	16%	$1681.9	$1,463.8	15%

Underwriting and Distribution

Underwriting and distribution includes expenses payable to financial advisers and other third parties for selling, distributing and providing ongoing services to investors in our sponsored investment products. Underwriting and distribution expense increased 19% and 20% for the three and six months ended March 31, 2006 over the same periods last year consistent with similar trends in underwriting and distribution revenue.

Compensation and Benefits

Compensation and benefits expense increased 6% and 5% for the three and six months ended March 31, 2006, as compared to the same periods last year as we experienced increases related to annual merit salary adjustments effective December 1, 2005 in the quarter ended December 31, 2005 and December 1, 2004 in same period last year, and higher staffing levels. In addition, we recorded stock option expense and additional expense related to our 1998 Employee Stock Investment Plan resulting from our adoption of FASB Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) in fiscal year 2006. The increase was partially offset by a decline in bonus expense under the Amended and Restated Annual Incentive Compensation Plan, pursuant to which bonus awards have been made, based, in part, on our performance. We employed approximately 7,500 people at March 31, 2006, as compared to about 6,900 at March 31, 2005.

Information Systems, Technology and Occupancy

Information systems, technology and occupancy costs increased 6% and 8% during the three and six months ended March 31, 2006, as compared to the same periods last year primarily due to an increase in technology consulting and higher building costs related to global expansion. This increase was partially offset by a decline in depreciation levels for capitalized information systems and technology costs related to a decline in the number and scope of technology projects that have been completed and are therefore subject to amortization.

Details of capitalized information systems and technology costs, which exclude occupancy costs, were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2006	2005	2006	2005
Net carrying amount at beginning of period	$42.0	$46.9	$42.7	$51.3
Additions during period, net of disposals and other adjustments	4.7	5.7	10.1	8.6
Amortization during period	(6.1)	(8.3)	(12.2)	(15.6)

Net Carrying Amount at End of Period	$40.6	$44.3	$40.6	$44.3

Advertising and Promotion

Advertising and promotion expense increased 16% for the three and six months ended March 31, 2006, as compared to the same periods last year due to an increase in marketing and promotion efforts, primarily related to marketing and support payments made to our U. S. distributors. Typically, our advertising and promotional expense is lowest in the first fiscal quarter of a fiscal year. We are committed to investing in advertising and promotion in response to changing business conditions, and in order to advance our products where we see continued or potential new growth opportunities, which means that the level of advertising and promotion expenditures may increase more rapidly or decrease more slowly than our revenues. In addition to potential changes in our strategic marketing campaigns, advertising and promotion may also be impacted by changes in levels of sales and assets under management that affect marketing support payments made to the distributors of our sponsored investment products.

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

Historically, Class B and certain of our Class C deferred commission assets (“DCA”) arising from our U.S., Canadian and European operations have been financed through a sale to Lightning Finance Company Limited (“LFL”), a company in which we hold a 49% ownership interest. In December 2005, LFL sold its DCA to Lightning Asset Finance Limited (“LAFL”), an Irish special purpose vehicle formed in December 2005, in which we also hold a 49% ownership interest. Subsequent to the date of transfer, Class B DCA arising from our U. S. operations and Class C DCA are generally self-financed, while DCA originating from our Canadian and European operations are generally financed by a third party. As LFL originally entered into financing arrangements with our U.S. distribution subsidiary, we maintain a continuing interest in the DCA transferred to LAFL by LFL until resold by LAFL. As a result, we retain DCA originally sold to LFL under the U.S. agreement in our financial statements and amortize them over an 8-year period, or until sold by LAFL to third parties. In contrast to the U.S. arrangement, LFL, in most cases, entered into direct agreements with our Canadian and European sponsored investment products, and, as a result, we did not record DCA from these sources in our financial statements.

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

Amortization of deferred sales commissions increased 5% and 3% for the three and six months ended March 31, 2006, as compared to the same periods last year principally reflecting an increase in gross product sales for Class A and Class C product sales, as the decline in DCA on Class B shares has been offset by an increase in DCA on Class A shares and Class C shares in the United States.

Amortization of Intangible Assets and Intangible Assets Impairment

Amortization of intangible assets decreased 1% for the three and six months ended March 31, 2006, as compared to the same periods last year. As of March 31, 2006, we completed our most recent annual impairment testing of goodwill and indefinite-lived intangible assets under the guidance set out in FASB Statement of Financial Accounting Standards No. 142, “Goodwill

and Other Intangible Assets” (“SFAS 142”), and we determined that there was no impairment to these assets as of October 1, 2005.

During the three months ended March 31, 2006, Fiduciary Trust obtained the necessary approvals and implemented a plan of reorganization designed to emphasize its distinct high net-worth brand and to pursue further integration opportunities within the Company for its institutional business line. These changes to Fiduciary Trust’s business required that the Company review the carrying value of acquired customer base intangible assets of Fiduciary Trust. As a result of these changes, we recorded a non-cash impairment charge of $68.4 million with respect to definite-lived intangible assets of Fiduciary Trust in the three months ended March 31, 2006. The net carrying value of Fiduciary Trust’s definite-lived intangible assets remaining at March 31, 2006 after recognition of the impairment was $82.9 million. See also Note 9 to the Condensed Consolidated Financial Statements.

Provision for Governmental Investigations, Proceedings and Actions, Net

In the quarter ended March 31, 2005, we recognized charges to income aggregating to $42.0 million ($26.5 million, net of taxes) related to governmental investigations, proceedings and actions.

Other Operating Expenses

Other operating expenses consist primarily of professional fees, investment management and shareholder servicing fees payable to external parties, corporate travel and entertainment, and other miscellaneous expenses.

Other operating expenses increased 32% and 21% for the three and six months ended March 31, 2006, as compared to the same periods last year due primarily to an increase in investment management fees payable to external parties consistent with an increase in simple monthly average assets under management, higher consulting and professional fees and an increase in corporate travel and entertainment.

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

Other income (expenses) increased 127% and 54% in the three and six months ended March 31, 2006, as compared to the same periods last year primarily due to higher realized and unrealized net gains from our consolidated sponsored investment products, net of minority interest, and higher dividend income, interest income and realized gains from our investments. These increases were partially offset by lower equity method income from our investments, an other-than-temporary decline in certain of our long-term investments, and a gain on disposition of fixed assets in the prior fiscal year.

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

Our effective income tax rate for the six months ended March 31, 2006 was 39.73% and has increased from 27.67% for the comparative period in the prior fiscal year primarily due to an income tax charge of $111.6 million related to repatriated earnings of our foreign subsidiaries under the Jobs Act recognized in the quarter ended March 31, 2006. The effective tax rate will continue to reflect the relative contributions of foreign earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income, as well as other factors, including a reduction in our state tax liabilities due to the favorable state tax ruling obtained in fiscal year 2005 and previously reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005, which is in effect through fiscal year 2007.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key financial data relating to our liquidity, and sources and uses of capital.

(in millions)	March 31, 2006	September 30, 2005
Balance Sheet Data
Assets
Liquid assets	$5,374.5	$4,814.4
Cash and cash equivalents	3,750.4	3,152.2
Liabilities
Variable Funding Note	88.4	239.2
Commercial paper	168.3	169.4
Convertible Notes	216.9	540.1
Medium Term Notes	420.0	420.0
Other long-term debt	229.1	248.3

Total Debt	$1,122.7	$1,617.0

	Six Months Ended March 31,
(in millions)	2006	2005
Cash Flow Data
Operating cash flows	$609.8	$367. 8
Investing cash flows	62.6	(135.3)
Financing cash flows	(74.1)	47.4

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

The decrease in total debt outstanding from September 30, 2005 relates primarily to the conversion of $524.5 million principal amount out of a total of $877.0 million principal amount at maturity of Liquid Yield Option Notes due 2031 (Zero-Coupon–Senior) (the “Convertible Notes”) that we originally sold in May 2001. These notes converted into approximately 4.9 million shares of our common stock during the six months ended March 31, 2006, as further described below. The decline was also related to repayments made under a one-year revolving $250.0 million variable funding note warehouse credit facility, subsequent to the completion of an auto loan securitization transaction in December 2005.

We experienced higher operating cash flows for the six months ended March 31, 2006, as compared to the same period last year, primarily due to higher deferred income taxes and taxes payable that included income taxes of $111.6 million related to repatriated foreign earnings under the Jobs Act, higher proceeds from the securitization of loans held for sale and higher net income, partially offset by a decline in other liabilities. Our investing activities provided net cash flows in the six months ended March 31, 2006 due to lower net purchases of investments as compared to the same period last year. Cash provided by financing activities includes a decline in bank deposit liabilities partly offset by a decline in minority interest payable and lower repurchases of our common stock. During the three months ended March 31, 2006, we repurchased 0.4 million shares of our common stock at a cost of $39.4 million. During the six months ended March 31, 2006, we repurchased 0.9 million shares of our common stock at a cost of $84.4 million. At March 31, 2006, approximately 9.8 million shares remained available for repurchase under our Board of Directors authorizations. During the three and six months ended March 31, 2005, we repurchased 0.1 million and 1.9 million shares of our common stock at a cost of $8.4 million and $126.1 million, respectively.

Prior to October 1, 2005, we accounted for stock-based employee compensation plans according to the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, no related compensation costs were recognized for awards granted with no intrinsic value. Effective October 1, 2005, we adopted SFAS 123R, using the modified prospective transition method. Our adoption of SFAS 123R did not materially impact our Consolidated Financial Statements (see Note 5 to our Condensed Consolidated Financial Statements). Prior to the adoption of SFAS 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash flows in our condensed consolidated statements of cash flows. SFAS 123R requires excess tax benefits be reported as financing cash inflows rather than as a reduction of taxes paid.

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

As of March 31, 2006, we had $300.0 million of debt and equity securities available to be issued under a shelf registration statement filed with the SEC and $330.0 million of additional commercial paper available for issuance. On June 10, 2005, we entered into a $420.0 million Five Year Facility Credit Agreement with certain banks and financial institutions. The Five Year Facility Credit Agreement replaced our $210.0 million 364-day revolving credit facility, which matured by its terms on June 2, 2005, and our $210.0 million five-year revolving credit facility, which was terminated on June 10, 2005, prior to its scheduled expiration date of June 6, 2007. There were no amounts outstanding under either the former 364-day or the former five-year credit facilities on the respective dates of termination and no early termination penalties were incurred by us. At March 31, 2006, the Five Year Facility Credit Agreement was undrawn and available. In addition, at March 31, 2006, our banking/finance operating segment had $320.0 million in available uncommitted short-term bank lines under the Federal Reserve Funds system, the Federal Reserve Bank discount window, and Federal Home Loan Bank short-term borrowing capacity. Our ability to access the capital markets in a timely manner depends on a number of factors including our credit rating, the condition of the global economy, investors’ willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. In extreme circumstances, we might not be able to access this liquidity readily.

Our investment management and related services operating segment has historically financed Class B and certain Class C DCA arising from our U.S., Canadian and European operations through a sale to LFL, a company in which we hold a 49% ownership interest. As noted above, LFL sold its DCA to LAFL, an Irish special purpose vehicle formed in December 2005, in which we also hold a 49% interest. Subsequent to the date of transfer, Class B DCA arising from our U. S. operations and Class C DCA are generally self-financed. DCA originating from our Canadian and European operations are generally financed by a third party. Class B and C share sales commissions that we have financed globally through a sale to LFL during the six months ended March 31, 2006 were approximately $17.7 million and were related to our first fiscal quarter, as compared to $35.0 million and $77.7 million during the three and six months ended March 31, 2005. Our ability to access credit facilities, as well as LAFL’s ability to access the securitization market in the future, will directly affect our existing financing arrangements.

Our banking/finance operating segment finances its automotive lending activities through operational cash flows, the issuance of notes under a one-year revolving $250.0 million variable funding note warehouse credit facility, inter-segment loans and by selling its auto loans in securitization transactions with qualified special purpose entities, which then issue asset-backed securities to private investors. Gross sale proceeds from auto loan securitization transactions were $— and $348.3 million for the three and six months ended March 31, 2006 and $58.0 million and $231.6 million for the three and six months ended March 31, 2005.

The variable funding note (“Variable Funding Note”) balance issued and outstanding under the variable funding note warehouse credit facility, which was entered into in March 2005 and subsequently extended for an additional one-year term in March 2006, was $88.4 million at March 31, 2006. The Variable Funding Note is payable to certain administered conduits and is secured by cash and a pool of automobile loans that meet or will meet certain eligibility requirements. Credit enhancements for the Variable Funding Note require us to provide, as collateral, loans held for sale with a fair value in excess of the principal amount of the Variable Funding Note, as well as to hold in trust additional cash balances to cover certain shortfalls. In addition, we provide a payment provider commitment in an amount not to exceed 4.66% of the pool balance. We also enter into interest-rate swap agreements to mitigate the interest-rate risk, accounted for as freestanding derivatives, between the fixed interest rate on the pool of automobile loans and the floating interest rate being paid on the Variable Funding Note. Our ability to access the securitization and capital markets will directly affect our plans to finance the auto loan portfolio in the future.

Uses of Capital

We expect that the main uses of cash will be to expand our core business, make strategic acquisitions, acquire shares of our common stock, fund property and equipment purchases, pay operating expenses of the business, enhance technology infrastructure and business processes, pay stockholder dividends and repay and service debt.

On March 14, 2006, our Board of Directors declared a regular quarterly cash dividend of $0.12 per share payable on April 13, 2006 to stockholders of record on March 31, 2006.

In May 2001, we received approximately $490.0 million in net proceeds from the sale of $877.0 million principal amount at maturity of the Convertible Notes. The issue price of the Convertible Notes, which were offered to qualified institutional buyers only, represented a yield to maturity of 1.875% per annum excluding any contingent interest. Each of the $1,000 (principal amount at maturity) Convertible Notes are convertible prior to maturity into 9.3604 shares of our common stock (subject to adjustment) following the occurrence of certain specified triggering events. In particular, the Convertible Notes become convertible if, during any calendar quarter, the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than a specified percentage (initially 120% as of the third quarter of fiscal year 2001 and declining 0.084% each quarter thereafter) of the accreted conversion price per share of our common stock on the last trading day of the preceding calendar quarter. Based on this formula, holders were able to convert their Convertible Notes during the quarter ended March 31, 2006 because the closing sale price of our common stock during the quarter ended December 31, 2005 for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the quarter was more than $78.65 (118.49% of $66.38, which was the accreted conversion price per share of our common stock on the last trading day of the quarter). At March 31, 2006, holders of $524.5 million in aggregate principal amount of Convertible Notes converted these notes into an aggregate 4.9 million shares of our common stock. Moreover, based on the conversion formula, the Convertible Notes are currently eligible for conversion into shares of our common stock through June 30, 2006. During April 2006, an additional $60.7 million of Convertible Notes were tendered for conversion into 0.6 million shares of our common stock.

The Convertible Notes also become convertible prior to maturity if: (i) the assigned credit rating by Moody’s or Standard and Poor’s of the Convertible Notes is at or below Baa2 or BBB, respectively; (ii) the Convertible Notes are called for redemption; or (iii) certain specified corporate transactions have occurred. Separately, we will pay contingent interest to the holders of Convertible Notes during any six-month period commencing May 12, 2006 if the average market price of a Convertible Note for a measurement period preceding such six-month period equals 120% or more of the sum of the issue price and accrued original issue discount. Through March 31, 2006, holders have put to us and we have repurchased Convertible Notes with a face value of $5.9 million principal amount at maturity, for their accreted value of $3.5 million, in cash. We may redeem the remaining Convertible Notes for cash on or after May 11, 2006 or, at the option of the holders, we may be required to make additional repurchases on May 11 in each of 2006, 2011, 2016, 2021 and 2026. In this event, we may choose to pay the accreted value of the Convertible Notes in cash or shares of our common stock, although, with regard to the right of holders to require us to make repurchases on May 11, 2006, we have determined to pay the accreted value of the Convertible Notes only in cash. The amount that the holders may require us to repurchase in the future will depend on, among other factors, the performance of our common stock. While we have not yet done so, we currently expect, subject to market conditions and other considerations, to call the remaining Convertible Notes for redemption in cash during the quarter ending June 30, 2006.

In December 2004, the FASB issued Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS 109-2”). The Jobs Act was signed into law on October 22, 2004. Under a provision of the Jobs Act, we may elect to repatriate certain earnings of our foreign-based subsidiaries at a reduced U.S. federal tax rate in either of our fiscal years ended September 30, 2005 or ending September 30, 2006. FSP FAS 109-2 provides guidance on when an enterprise should recognize in its financial statements the effects of the one-time tax benefit of repatriation of foreign earnings under the Jobs Act, and specifies interim disclosure requirements. On January 26, 2006, we completed our evaluation of the repatriation provisions, and a plan to repatriate approximately $2.0 billion of earnings from foreign subsidiaries was approved. Proceeds from the repatriation are expected to be received before September 30, 2006. The proceeds will be reinvested in our U. S. operations prior to October 1, 2010, consistent with the Domestic Reinvestment Plan approved by our Chief Executive Officer and our Board of Directors and the intent of the Jobs Act. As a result of the repatriation, we recorded an income tax charge of $111.6 million in the quarter ended March 31, 2006.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Our contractual obligations are summarized in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005. As of March 31, 2006, there had been no material changes outside the ordinary course in our contractual obligations from September 30, 2005.

In relation to the auto loan securitization transactions that we have entered into with a number of qualified special purpose entities, we are obligated to cover shortfalls in amounts due to the holders of the notes up to certain levels as specified under the related agreements. As of March 31, 2006, the maximum potential amount of future payments related to these obligations was $30.6 million. In addition, our Condensed Consolidated Balance Sheet at March 31, 2006 included a $0.2 million liability to reflect the fair value of certain additional obligations arising from auto securitization transactions.

At March 31, 2006, the banking/finance operating segment had commitments to extend credit aggregating $223.1 million, primarily under its credit card lines, and had issued financial standby letters of credit totaling $2.7 million on which beneficiaries would be able to draw upon in the event of non-performance by our customers, primarily in relation to lease and lien obligations of these banking customers. These standby letters of credit, issued prior to January 1, 2003, were secured by marketable securities with a fair value of $5.9 million as of March 31, 2006 and commercial real estate.

OFF-BALANCE SHEET ARRANGEMENTS

As discussed above, we hold a 49% ownership interest in LAFL, an entity formed in December 2005 to hold the remaining unamortized Class B and C DCA balances that had been financed by its predecessor, LFL, in which we also hold a 49% ownership interest. We account for the ownership interest in these companies using the equity method of accounting. As of March 31, 2006, LFL had approximately $47.7 million in total assets and our exposure to loss related to LFL was limited to the carrying value of our investment, and interest and fees receivable totaling approximately $0.9 million. As of March 31, 2006, LAFL had approximately $482.6 million in total assets and our exposure to loss related to LAFL totaled approximately $233.1 million, representing our maximum exposure under the joint venture agreement. During the three and six months ended March 31, 2006, we recognized pre-tax income of approximately $1.5 million and $0.7 million for our share of their net income over these periods.

As discussed above, our banking/finance operating segment periodically enters into auto loan securitization transactions with qualified special purpose entities, which then issue asset-backed securities to private investors. Our main objective in entering into securitization transactions is to obtain financing for auto loan activities. Securitized loans held by the securitization trusts totaled $713.8 million at March 31, 2006 and $577.7 million at September 30, 2005.

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

During the quarter ended March 31, 2006, we completed our annual impairment testing of goodwill and indefinite-lived intangible assets under the guidance set out in SFAS 142 and we determined that there was no impairment in the value of these assets as of October 1, 2005. During the quarter ended March 31, 2006, we also performed an impairment test on the definite-lived assets of Fiduciary Trust, pursuant to our reorganization of its business, and recorded an impairment charge of $68.4 million.

In performing our analyses, we used certain assumptions and estimates including those related to discount rates and the expected future period of cash flows to be derived from the assets, based on, among other factors, historical trends and the characteristics of the assets. While we believe that our testing was appropriate, if these estimates and assumptions change in the future, we may be required to record impairment charges or otherwise increase amortization expense.

Income Taxes

As a multinational corporation, we operate in various locations outside the United States and generate earnings from our foreign subsidiaries. Aside from the repatriation pursuant to the Jobs Act noted below, it is our intention to continue to indefinitely reinvest the undistributed earnings of foreign subsidiaries. This policy was in effect as of December 31, 2005 based on tax laws then in effect. On January 26, 2006, a plan to repatriate approximately $2.0 billion of these undistributed earnings under the Jobs Act was approved by the Chief Executive Officer and our Board of Directors. Accordingly, as a result of the repatriation, we recorded an income tax charge of $111.6 million in the quarter ended March 31, 2006. As a result, we have not made a provision for U.S. taxes and have not recorded a deferred tax liability on the remaining $1,267.0 million of cumulative undistributed earnings recorded by foreign subsidiaries as of March 31, 2006. Changes to our policy of reinvesting foreign earnings may have a significant effect on our financial condition and results of operations.

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

Loss Contingencies

We are involved in various lawsuits and claims encountered in the normal course of business. When such a matter arises and periodically thereafter, we consult with our legal counsel and evaluate the merits of the claim based on the facts available at that time. In management’s opinion, an adequate accrual has been made as of March 31, 2006 to provide for any probable losses that may arise from these matters for which we could reasonably estimate an amount. See also Note 11 to our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

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

Evaluating whether related entities are VIEs, and determining if we qualify as the primary beneficiary of these VIEs, is highly complex and involves the use of estimates and assumptions. To determine our interest in the expected losses or residual returns of each VIE, we performed an expected cash flow analysis using certain discount rate and volatility assumptions based on available historical information and management’s estimates. Based on our analysis, we consolidated two VIEs into our financial statements during the six months ended March 31, 2006. While we believe that our testing and approach were appropriate, future changes in estimates and assumptions may affect our decision to consolidate or deconsolidate VIEs in our financial statements.

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

We are subject to extensive and often complex, overlapping and frequently changing regulation domestically and abroad. Our investment management and related services business and our banking/finance business are subject to extensive and often complex, overlapping and frequently changing regulation in the United States and abroad, including, among others, securities, banking, accounting and tax laws and regulations. Moreover, financial reporting requirements, and the processes, controls and procedures that have been put in place to address them, are often comprehensive and complex. While management has focused attention and resources on our compliance policies, procedures and practices, non-compliance with applicable laws or rules or regulations, either in the United States or abroad, or our inability to keep up with, or adapt to, an often ever changing, complex regulatory environment could result in sanctions against us, including fines and censures, injunctive relief, suspension or expulsion from a certain jurisdiction or market or the revocation of licenses, any of which could also adversely affect our reputation, prospects, revenues, and earnings. We are subject to federal securities laws, state laws regarding securities fraud, other federal and state laws and rules and regulations of certain regulatory and self regulatory organizations, including those rules and regulations promulgated by, among others, the SEC, NASD, NYSE and the Pacific Exchange, or PCX, and to the extent operations or trading in our securities take place outside the United States, by foreign regulations and regulators, such as the U.K. Listing Authority. Certain of our subsidiaries are registered with the SEC under the Investment Advisers Act of 1940, as amended, and many of our funds are registered with the SEC under the Investment Company Act of 1940, as amended, both of which impose numerous obligations, as well as detailed operational requirements, on our subsidiaries which are investment advisers to registered investment companies. Our subsidiaries, both in the United States and abroad, must comply with a myriad of complex and often changing U.S. and/or foreign regulations, some of which may conflict, including complex U.S. and non-U.S. tax regimes. Additionally, as we expand our operations, sometimes rapidly, into non-U.S. jurisdictions, the rules and regulations of these non-U.S. jurisdictions become applicable, sometimes with short compliance deadlines, and add further regulatory complexity to our ongoing compliance operations. In addition, we are a bank holding company and a financial holding company subject to the supervision and regulation of the Federal Reserve Board, or FRB, and are subject to the restrictions, limitations, or prohibitions of the Bank Holding Company Act of 1956 and the Gramm-Leach-Bliley Act. The FRB may impose additional limitations or restrictions on our activities, including if the FRB believes that we do not have the appropriate financial and managerial resources to commence or conduct an activity or make an acquisition. Further, our subsidiary, Fiduciary Trust, is subject to extensive regulation, supervision and examination by the FDIC and New York State Banking Department, while another of our subsidiaries is subject to oversight by the Office of Thrift Supervision. The laws and regulations of these regulators generally impose restrictions and requirements in connection with a variety of technical, specialized and recently expanding matters and concerns. For example, compliance with anti-money laundering requirements, both domestically and internationally, and the Bank Secrecy Act has taken on heightened importance with regulators as a result of efforts to, among other things, limit terrorism. As we continue to address these requirements or focus on meeting new or expanded ones, we may expend a substantial amount of time and resources, even though our banking/finance business does not constitute our dominant business sector. Moreover, any inability to meet these requirements, within the timeframes set by regulators, may subject us to sanctions or other restrictions by the regulators that impact our broader business.

Regulatory and legislative actions and reforms, particularly those specifically focused on the mutual fund industry, are making the regulatory environment in which we operate more costly and future actions and reforms could adversely impact our assets under management, increase costs and negatively impact our profitability and future financial results. Since 2001, the federal securities laws have been augmented substantially and made significantly more complex by, among other measures, the Sarbanes-Oxley Act of 2002 and the USA Patriot Act of 2001. Moreover, changes in the interpretation or enforcement of existing laws or regulations have directly affected our business. With new laws and changes in interpretation and enforcement of existing requirements, the associated time we must dedicate to, and related costs we must incur in, meeting the regulatory complexities of our business have increased and these outlays have also increased as we expand our business into various non-U.S. jurisdictions. For example, in the past few years following the enactment of the Sarbanes-Oxley Act of 2002, new rules of the SEC, NYSE, PCX and NASD were promulgated and other rules revised. Among other things, these new requirements have necessitated us to make changes to our corporate governance and public disclosure policies, procedures and practices and our registered investment companies and investment advisers have been required to make similar changes. Compliance activities to meet these new requirements have required us to expend additional time and resources, including without limitation substantial efforts to conduct evaluations required to ensure compliance with the management certification and attestation requirements under the Sarbanes-Oxley Act of 2002, and, consequently, we are incurring increased costs of doing business, which potentially negatively impacts our profitability and future financial results. Moreover, current and pending regulatory and legislative actions and reforms affecting the mutual fund industry, including compliance initiatives, may negatively impact revenues by increasing our costs of accessing or dealing in the financial markets.

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

Our inability to successfully recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability. Should we experience a local or regional disaster or other business continuity problem, our continued success will depend, in part, on the availability of our personnel, our office facilities and the proper functioning of our computer, telecommunication and other related systems and operations. While our operational size, the diversity of locations from which we operate, and our redundant back-up systems provide us with a strong advantage should we experience a local or regional disaster or other business continuity event, we could still experience near-term operational challenges, in particular depending upon how a local or regional event may affect our human capital across our operations or with regard to particular segments of our operations, such as key executive officers or personnel in our technology group. Past disaster recovery efforts, such as in response to the effects of Hurricane Wilma on our Fort Lauderdale, Florida operations, have demonstrated that even seemingly localized events may require broader disaster recovery efforts throughout our operations and, consequently, we are constantly assessing and taking steps to improve upon our existing business continuity plans and key management succession. However, a disaster on a significant scale or affecting certain of our key operating areas across regions, or our inability to successfully recover should we experience a disaster or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.

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

Diverse and strong competition limits the interest rates that we can charge on consumer loans. We compete with many types of institutions for consumer loans, which can provide loans at significantly below-market interest rates or in some cases zero interest rates in connection with automobile sales. Our inability to compete effectively against these companies or to maintain our relationships with the various automobile dealers through whom we offer consumer loans could limit the growth of our consumer loan business. Economic and credit market downturns could reduce the ability of our customers to repay loans, which could cause losses to our consumer loan portfolio.

Future sales of our common stock in the public market, such as upon conversion of our outstanding convertible securities, could adversely affect our stock price. We cannot predict the effect, if any, that future sales of shares of our common stock or the availability for future sales of shares of our common stock or securities convertible into or exercisable for our common stock will have on the market price of our common stock prevailing from time to time. For example, in connection with our May 2001 offering of Convertible Notes, we filed a registration statement on Form S-3 with the SEC, which was subsequently declared effective, to register, among other things, approximately 8.2 million shares of our common stock issuable upon conversion of the Convertible Notes. Holders may convert their Convertible Notes prior to maturity into 9.3604 shares of our common stock per $1,000 principal amount at maturity of the Convertible Notes, subject to adjustment, following the occurrence of certain specified triggering events, including if, during any calendar quarter, the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than a specified percentage, initially 120% as of the third quarter of fiscal year 2001 and declining 0.084% each quarter thereafter, of the accreted conversion price per share of our common stock on the last trading day of the preceding calendar quarter. Based on this formula, holders have been able to convert their Convertible

Notes since October 1, 2005 and, accordingly, through March 31, 2006, we have issued an aggregate 4.9 million shares of our common stock upon conversion of the Convertible Notes. Moreover, based on the conversion formula, the Convertible Notes remain eligible for conversion into shares of our common stock through June 30, 2006. Sale, or the availability for sale, of substantial amounts of common stock by these or other existing stockholders pursuant to an effective registration statement or under Rule 144, through the issuance of shares of common stock upon the exercise of stock options or the conversion of convertible securities, such as our Convertible Notes, or the perception that such sales or issuances could occur, could adversely affect prevailing market prices for our common stock.

Civil litigation arising out of or relating to previously settled governmental investigations or other matters, governmental or regulatory investigations and/or examinations and the legal risks associated with our business could adversely impact our assets under management, increase costs and negatively impact our profitability and/or our future financial results. We have been named in shareholder class action, derivative, and other lawsuits, many of which arise out of or relate to previously settled governmental investigations. While management believes that the claims made in these lawsuits are without merit, and intends to vigorously defend against them, litigation typically is an expensive process. Risks associated with legal liability often are difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time. Moreover, settlements or judgments against us have the potential of being substantial if we are unsuccessful in settling or otherwise resolving matters early in the process and/or on favorable terms. It is also possible that we may be named in additional civil or governmental actions similar to those already instituted. From time to time we may receive requests for documents or other information from governmental authorities or regulatory bodies or we also may become the subject of governmental or regulatory investigations and/or examinations. Moreover, governmental or regulatory investigations or examinations that have been inactive could become active. We may be obligated, and under our standard form of indemnification agreement with certain officers and directors in some instances we are obligated, or we may choose, to indemnify directors, officers or employees against liabilities and expenses they may incur in connection with such matters to the extent permitted under applicable law. Eventual exposures from and expenses incurred relating to current and future litigation, investigations, examinations and settlements could adversely impact our assets under management, increase costs and negatively impact our profitability and/or our future financial results. Judgments or findings of wrongdoing by regulatory or governmental authorities or in civil litigation against us could affect our reputation, increase our costs of doing business and/or negatively impact our revenues, any of which could have a material negative impact on our financial results.

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

At March 31, 2006, we have considered the potential impact of a 2% movement in market interest rates in relation to the banking/finance segment interest earning assets, net of interest-bearing liabilities, total debt outstanding and our portfolio of debt securities, individually and in the aggregate. Based on our analysis, we do not expect that this change would have a material impact on our operating revenues or results of operations in either scenario.

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

We are exposed to equity price fluctuations through securities we hold that are carried at fair value and through investments held by majority-owned sponsored investment products that we consolidate which are also carried at fair value. To mitigate this risk, we maintain a diversified investment portfolio. Our exposure to equity price fluctuations is also minimized as we sponsor a broad range of investment products in various global jurisdictions. The following is a summary of the effect of a 10% increase or decrease in equity prices on our financial instruments subject to equity price fluctuations at March 31, 2006.

(in thousands)	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Current
Investment securities, trading	$316,624	$348,287	$284,962
Investment securities, available-for-sale	529,230	582,153	476,307

Total Current	$845,854	$930,440	$761,269

Banking/Finance Assets
Investment securities, available-for-sale	$210,494	$231,543	$189,444
Non-Current
Investment in equity-method investees	$211,835	$233,019	190,652
Equities and other	228,765	251,641	205,888

Total Non-Current	$440,600	$484,660	$396,540

Item 4.	Controls and Procedures.

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2006. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of March 31, 2006 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, beginning with the first quarter of fiscal 2005, the Company made certain revisions to the presentation of the consolidation activity of its sponsored investment products in the fiscal 2005 quarterly statements of cash flows. In connection with the preparation of the statement of cash flows for the fiscal year ended September 30, 2005, the Company determined that similar revisions should also have been made to the comparative fiscal 2004 quarterly data included in the fiscal 2005 quarterly statements of cash flows and would need to be made to the fiscal 2004 annual data to be included in the fiscal 2005 annual statement of cash flows. Specifically, in fiscal 2004 the Company incorrectly classified certain transactions in the statement of cash flows related to the consolidation activities of our sponsored investment products. In the operating, investing and financing activities categories of the statement of cash flows, the Company had included contributions from, and distributions to, minority interest in operating activities rather than financing activities and had included the impact of deconsolidation of certain of these sponsored investment products as an operating and investing cash activity rather than a non-cash transaction. Management considered the foregoing to constitute a significant deficiency in internal control over financial reporting (as defined in Auditing Standard No. 2 issued by the Public Company Accounting Oversight Board). The statement of cash flows for the fiscal year ended September 30, 2004 included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2005 for comparison purposes was revised to conform to the fiscal 2005 presentation. In light of the deficiency discussed above, the Company implemented and completed during the quarters ended December 31, 2005 and March 31, 2006 additional training, education and accounting reviews for relevant personnel.

Other than as described above, there has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Franklin Templeton Investments Corp., a subsidiary of Franklin Resources, Inc. (the “Company”) and the investment manager of Franklin Templeton’s Canadian mutual funds, has been named in a third class action market timing lawsuit in Canada, Fischer, et al. v. IG Investment Management Ltd., et al. Case No. 06-CV-307599CP, filed on March 9, 2006 in the Ontario Superior Court of Justice. Plaintiffs in that lawsuit are seeking, among other relief, monetary damages, restitution, and disgorgement of certain compensation earned by the adviser.

In addition, as previously reported, the Company and certain of its subsidiaries, have been named in multiple lawsuits alleging violations of various securities laws relating to marketing support payments and payment of allegedly excessive commissions, and advisory and distribution fees. Three of those lawsuits that are pending in the United States District Court for the District of New Jersey, Stephen Alexander IRA v. Franklin Resources, Inc., et al., Case No. 04-982 JLL, filed on March 2, 2004, Tricarico v. Franklin Resources, Inc., et al., Case No. CV-04-1052 JP, and Wilcox v. Franklin Resources, Inc., et al., Case No. 04-2258 WHW, filed on May 12, 2004, were consolidated for pretrial purposes into a single action entitled “In re Franklin Mutual Funds Fee Litigation” (Case No. 04-cv-082 (WJM)(RJH)). Following a September 9, 2005 order of dismissal with leave to amend certain claims, plaintiffs in the consolidated action filed a second amended derivative consolidated complaint on March 10, 2006.

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

There have been no other material changes to the matters discussed in Part I. Item 3 “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

Item 1A.	Risk Factors.

Our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 includes a detailed discussion of our risk factors and our Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 includes material amendments and updates to some of these risk factors as well as adds a further risk factor not included in the risk factors set out in our Annual Report on Form 10-K. The information presented below sets out material amendments and updates to certain prior risk factors included in our prior reports, and should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K and prior Quarterly Report on Form 10-Q.

Future sales of our common stock in the public market, such as upon conversion of our outstanding convertible securities, could adversely affect our stock price. We cannot predict the effect, if any, that future sales of shares of our common stock or the availability for future sales of shares of our common stock or securities convertible into or exercisable for our common stock will have on the market price of our common stock prevailing from time to time. For example, in connection with our May 2001 offering of Convertible Notes, we filed a registration statement on Form S-3 with the SEC, which was subsequently declared effective, to register, among other things, approximately 8.2 million shares of our common stock issuable upon conversion of the Convertible Notes. Holders may convert their Convertible Notes prior to maturity into 9.3604 shares of our common stock per $1,000 principal amount at maturity of the Convertible Notes, subject to adjustment, following the occurrence of certain specified triggering events, including if, during any calendar quarter, the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is more than a specified percentage, initially 120% as of the third quarter of fiscal year 2001 and declining 0.084% each quarter thereafter, of the accreted conversion price per share of our common stock on the last trading day of the preceding calendar quarter. Based on this formula, holders have been able to convert their Convertible Notes since October 1, 2005 and, accordingly, through March 31, 2006, we have issued an aggregate 4.9 million shares of our common stock upon conversion of the Convertible Notes. Moreover, based on the conversion formula, the Convertible Notes remain eligible for conversion into shares of our common stock through June 30, 2006. Sale, or the availability for sale, of substantial amounts of common stock by these or other existing stockholders pursuant to an effective registration statement or under Rule 144, through the issuance of shares of common stock upon the exercise of stock options or the conversion of convertible securities, such as our Convertible Notes, or the perception that such sales or issuances could occur, could adversely affect prevailing market prices for our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to the shares of common stock we repurchased during the three months ended March 31, 2006.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2006 through January 31, 2006	—	$—	—	10,236,585
February 1, 2006 through February 28, 2006[1]	415,446	94.87	415,446	9,821,139
March 1, 2006 through March 31, 2006	—	—	—	9,821,139

Total	415,446	$94.87	415,446	9,821,139

[1]	In connection with matching stock awards made on January 31, 2006 pursuant to our 1998 Employee Stock Investment Plan, as amended, we repurchased shares to cover withholding taxes owed by employees based on the closing price on the date of the match, although February 1, 2006 was the trade and settlement date of these repurchase transactions.

Under our stock repurchase program, we can repurchase shares of our common stock from time to time in the open market and in private transactions in accordance with applicable securities laws. From time to time we have announced the existence of the Company’s continuing policy of purchasing shares of its common stock, including announcements made in March 2000, August 2002, May 2003, and August 2003. From fiscal year 2002 through the current date, our Board of Directors has authorized and approved the repurchase of up to 30.0 million shares under our stock repurchase program, of which 9.8 million shares remained available for repurchase at March 31, 2006 as shown in the table above. Our stock repurchase program is not subject to an expiration date.

On various dates from January 1, 2006 through March 31, 2006, holders of approximately $48,526,000 in aggregate principal amount of the Company’s Liquid Yield Option Notes due 2031 (Zero Coupon-Senior) (the “Convertible Notes”) converted the Convertible Notes into an aggregate 454,204 shares of the Company’s common stock as described in the table below. A total of $346,560,000 in remaining principal amount of the Convertible Notes was outstanding at March 31, 2006.

Date of Conversion	Principal Amount of Convertible Notes Converted	Number of Common Stock Issued
January 17, 2006	$20,000,000	187,208
January 18, 2006	44,000	411
January 19, 2006	10,024,000	93,828
January 27, 2006	12,000	112
January 31, 2006	102,000	954
February 1, 2006	119,000	1,113
February 2, 2006	3,000	28
February 3, 2006	6,000	56
February 6, 2006	5,000	46
February 9, 2006	3,000	28
February 15, 2006	11,000,000	102,964
February 16, 2006	168,000	1,572
February 17, 2006	120,000	1,123
February 21, 2006	4,000	37
February 24, 2006	160,000	1,497
February 27, 2006	22,000	205
February 28, 2006	85,000	795
March 3, 2006	4,404,000	41,223
March 6, 2006	128,000	1,197
March 7, 2006	286,000	2,677
March 8, 2006	129,000	1,207
March 10, 2006	154,000	1,441
March 16, 2006	72,000	673
March 19, 2006	347,000	3,247
March 21, 2006	100,000	936
March 24, 2006	160,000	1,496
March 29, 2006	140,000	1,310
March 30, 2006	144,000	1,347
March 31, 2006	585,000	5,473

As previously reported in a press released attached as exhibit 99.1 to the Company’s Form 8-K dated September 16, 2005, commencing October 1, 2005, the Convertible Notes became eligible for conversion into shares of the Company’s common stock at a rate of 9.3604 shares of common stock per $1,000 principal amount of the Convertible Notes surrendered for conversion. Thereafter, as previously reported in subsequent press releases attached as exhibit 99.1 to the Company’s Forms 8-K dated December 15, 2005, and March 17, 2006, respectively, the Convertible Notes have continued to be eligible for conversion into shares of the Company’s common stock at the rate of 9.3604 shares of common stock per $1,000 principal amount of the Convertible Notes surrendered for conversion. Holders may convert their Convertible Notes into shares of the Company’s common stock at any time prior to 5:00 p.m. Eastern Time on June 30, 2006.

On various dates after the end of the quarter ended March 31, 2006 through April 30, 2006, holders of approximately $60,686,000 in aggregate principal amount of the Convertible Notes converted the Convertible Notes into an aggregate of 568,042 shares of the Company’s common stock as described in the table below. A total of $285,874,000 in remaining principal amount of the Convertible Notes was outstanding at April 30, 2006.

Date of Conversion	Principal Amount of Convertible Notes Converted	Number of Common Stock Issued
April 10, 2006	$13,000	121
April 11, 2006	13,000,000	121,685
April 12, 2006	45,000,000	421,218
April 20, 2006	2,609,000	24,420
April 24, 2006	52,000	486
April 26, 2006	12,000	112

Subject to the terms of the indenture pursuant to which the Convertible Notes were issued, the Convertible Notes may be eligible for conversion in subsequent fiscal quarters if, among other things, certain market price conditions are satisfied. The Convertible Notes were issued in May 2001.

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

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on January 26, 2006.

The matters voted upon at the meeting and the results of the vote were as follows:

1.	To elect 13 directors to the Board of Directors to hold office until the next annual meeting of stockholders or until that person’s successor is elected and qualified or until his or her death, resignation, retirement, disqualification or removal.

Each of the thirteen nominees for director was elected in accordance with the voting set forth below:

Name of Director	For	Withheld
Samuel H. Armacost	227,662,343	1,900,861
Harmon E. Burns	220,105,987	9,457,217
Charles Crocker	225,937,854	3,625,350
Joseph R. Hardiman	227,808,643	1,754,561
Robert D. Joffe	225,927,019	3,636,185
Charles B. Johnson	221,939,739	7,623,465
Rupert H. Johnson, Jr.	221,842,194	7,721,010
Thomas H. Kean	225,528,810	4,034,394
Chutta Ratnathicam	227,719,386	1,843,818
Peter M. Sacerdote	216,161,522	13,401,682
Laura Stein	227,950,737	1,612,467
Anne M. Tatlock	219,997,902	9,565,302
Louis E. Woodworth	223,255,740	6,307,464

2.	To ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2006.

The ratification of PricewaterhouseCoopers LLP was approved in accordance with the voting set forth below:

For	Against	Abstain	Broker Non-Votes
226,258,053	2,544,554	760,597	Not Applicable

Item 6.	Exhibits.

Exhibit No.	Description
Exhibit 3(i)(a)	Registrant’s Certificate of Incorporation, as filed November 28, 1969, incorporated by reference to Exhibit (3)(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (File No. 001-09318) (the “1994 Annual Report”).

Exhibit 3(i)(b)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed March 1, 1985, incorporated by reference to Exhibit (3)(ii) to the 1994 Annual Report.

Exhibit 3(i)(c)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed April 1, 1987, incorporated by reference to Exhibit (3)(iii) to the 1994 Annual Report.

Exhibit 3(i)(d)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed February 2, 1994, incorporated by reference to Exhibit (3)(iv) to the 1994 Annual Report.

Exhibit 3(i)(e)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed on February 4, 2005, incorporated by reference to Exhibit (3)(i)(e) to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318).

Exhibit 3(ii)	Registrant’s Amended and Restated By-laws of Franklin Resources, Inc. adopted October 11, 2005, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on October 14, 2005 (File No. 001-09318).

Exhibit 10.1	Named Executive Officer Compensation, incorporated by reference to Exhibit 10.91 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 001-09318).*

Exhibit 10.2	Non-Employee Directors Compensation, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 (File No. 001-09318).*

Exhibit 10.3	Amendment Number 6 to the Managed Operations Services Agreement, dated March 6, 2006, by and between Franklin Templeton Companies, LLC and International Business Machines Corporation.

Exhibit 10.4	Form of Indemnification Agreement.*

Exhibit 10.5	Form of Amended and Restated Indemnification Agreement.*

Exhibit 12	Computations of ratios of earnings to fixed charges.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*	Management Contract or Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC. (Registrant)

Date: May 9, 2006	By:	/s/ James R. Baio
James R. Baio
Executive Vice President, Chief Financial Officer
and Treasurer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
Exhibit 3(i)(a)	Registrant’s Certificate of Incorporation, as filed November 28, 1969, incorporated by reference to Exhibit (3)(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (File No. 001-09318) (the “1994 Annual Report”).

Exhibit 3(i)(b)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed March 1, 1985, incorporated by reference to Exhibit (3)(ii) to the 1994 Annual Report.

Exhibit 3(i)(c)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed April 1, 1987, incorporated by reference to Exhibit (3)(iii) to the 1994 Annual Report.

Exhibit 3(i)(d)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed February 2, 1994, incorporated by reference to Exhibit (3)(iv) to the 1994 Annual Report.

Exhibit 3(i)(e)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed on February 4, 2005, incorporated by reference to Exhibit (3)(i)(e) to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318).

Exhibit 3(ii)	Registrant’s Amended and Restated By-laws of Franklin Resources, Inc. adopted October 11, 2005, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on October 14, 2005 (File No. 001-09318).

Exhibit 10.1	Named Executive Officer Compensation, incorporated by reference to Exhibit 10.91 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 001-09318).*

Exhibit 10.2	Non-Employee Directors Compensation, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 (File No. 001-09318).*

Exhibit 10.3	Amendment Number 6 to the Managed Operations Services Agreement, dated March 6, 2006, by and between Franklin Templeton Companies, LLC, and International Business Machines Corporation.

Exhibit 10.4	Form of Indemnification Agreement.*

Exhibit 10.5	Form of Amended and Restated Indemnification Agreement.*

Exhibit 12	Computations of ratios of earnings to fixed charges.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*	Management Contract or Compensatory Plan or Arrangement