Form 10-Q
period 2006-06-30
FRANKLIN RESOURCES INC
filed 2006-08-09
CIK 38777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

                        ☐  YES    ☒  NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding: 252,579,378 shares of common stock, par value $0.10 per share, of Franklin Resources, Inc. as of July 31, 2006.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Statements of Income

Unaudited

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share data)	2006	2005	2006	2005
Operating Revenues
Investment management fees	$786,015	$642,034	$2,199,469	$1,801,191
Underwriting and distribution fees	447,136	386,950	1,307,516	1,104,669
Shareholder servicing fees	65,593	64,609	194,930	192,088
Consolidated sponsored investment products income, net	2,753	1,306	5,589	3,282
Other, net	15,778	14,835	45,993	45,707

Total operating revenues	1,317,275	1,109,734	3,753,497	3,146,937

Operating Expenses
Underwriting and distribution	430,727	359,657	1,224,040	1,018,455
Compensation and benefits	242,686	232,971	692,348	662,387
Information systems, technology and occupancy	74,082	73,253	221,877	209,866
Advertising and promotion	41,309	36,845	107,776	94,061
Amortization of deferred sales commissions	31,514	29,361	95,631	91,356
Amortization of intangible assets	2,650	4,348	11,359	13,108
Intangible assets impairment	—	—	68,400	—
Provision for governmental investigations, proceedings and actions, net	—	(8,385)	—	33,658
Other	42,321	35,205	125,737	104,202

Total operating expenses	865,289	763,255	2,547,168	2,227,093

Operating income	451,986	346,479	1,206,329	919,844
Other Income (Expenses)
Consolidated sponsored investment products (losses) gains, net	(8,352)	4,402	19,454	19,013
Investment and other income, net	52,271	21,849	140,025	87,814
Interest expense	(6,682)	(9,017)	(22,995)	(25,245)

Other income, net	37,237	17,234	136,484	81,582

Income before taxes on income	489,223	363,713	1,342,813	1,001,426
Taxes on income	117,809	101,840	456,914	278,290

Net Income	$371,414	$261,873	$885,899	$723,136

Earnings per Share
Basic	$1.44	$1.04	$3.46	$2.89
Diluted	1.41	1.00	3.37	2.78
Dividends per Share	$0.12	$0.10	$0.36	$2.30

See accompanying notes to the condensed consolidated financial statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Balance Sheets

Unaudited

(in thousands)	June 30, 2006	September 30, 2005
Assets

Current Assets
Cash and cash equivalents	$3,203,598	$3,076,318
Receivables	610,404	549,203
Investment securities, trading	340,234	254,750
Investment securities, available-for-sale	528,468	618,426
Deferred taxes and other	106,640	121,891

Total current assets	4,789,344	4,620,588

Banking/Finance Assets
Cash and cash equivalents	209,598	75,841
Loans held for sale, net	276,893	303,161
Loans receivable, net	240,309	264,275
Investment securities, available-for-sale	190,470	239,880
Other	27,173	31,983

Total banking/finance assets	944,443	915,140

Non-Current Assets
Investments, other	425,261	452,831
Deferred sales commissions	285,769	309,858
Property and equipment, net	487,335	489,366
Goodwill	1,406,823	1,390,851
Other intangible assets, net	577,208	656,593
Receivable from banking/finance group	32,073	—
Other	26,487	58,700

Total non-current assets	3,240,956	3,358,199

Total Assets	$8,974,743	$8,893,927

[Table continued on next page]

See accompanying notes to the condensed consolidated financial statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Balance Sheets

Unaudited

[Table continued from previous page]

(in thousands, except share data)	June 30, 2006	September 30, 2005
Liabilities and Stockholders’ Equity

Current Liabilities
Compensation and benefits	$235,176	$252,504
Commercial paper	167,981	169,389
Accounts payable and accrued expenses	238,477	205,853
Commissions	206,909	176,676
Income taxes	126,058	25,730
Other	22,404	21,745

Total current liabilities	997,005	851,897

Banking/Finance Liabilities
Deposits	476,811	519,140
Payable to parent	32,073	—
Variable Funding Note	177,786	239,222
Other	48,682	46,440

Total banking/finance liabilities	735,352	804,802

Non-Current Liabilities
Long-term debt	639,354	1,208,390
Deferred taxes	176,492	235,005
Other	9,100	33,342

Total non-current liabilities	824,946	1,476,737

Total liabilities	2,557,303	3,133,436

Minority Interest	111,110	76,107

Commitments and Contingencies (Note 11)

Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 252,984,108 and 252,744,758 shares issued and outstanding, for June 30, 2006 and September 30, 2005	25,298	25,274
Capital in excess of par value	172,384	374,860
Retained earnings	5,983,101	5,206,485
Deferred compensation	—	(21,958)
Accumulated other comprehensive income	125,547	99,723

Total stockholders’ equity	6,306,330	5,684,384

Total Liabilities and Stockholders’ Equity	$8,974,743	$8,893,927

See accompanying notes to the condensed consolidated financial statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Statements of Cash Flows

Unaudited

	Nine Months Ended June 30,
(in thousands)	2006	2005
Net Income	$885,899	$723,136

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	160,844	146,724
Equity in net income of affiliated companies	(19,223)	(21,278)
Net gains on disposal of assets	(12,225)	(2,476)
Intangible assets impairment	68,400	—
Excess tax benefit from stock-based compensation arrangements	(28,295)	—

Changes in operating assets and liabilities:
Increase in receivables, prepaid expenses and other	(71,353)	(35,012)
Originations of loans held for sale, net	(326,803)	(354,881)
Proceeds from securitization of loans held for sale	353,071	238,565
Net change in trading securities	(85,485)	(6,639)
Advances of deferred sales commissions	(86,315)	(106,755)
(Decrease) increase in provision for governmental investigations, proceedings and actions, net	(53,361)	13,334
Increase (decrease) in deferred income taxes and taxes payable	119,591	(20,600)
Increase in commissions payable	30,234	37,413
Increase in other liabilities	67,241	149,482

Stock-based compensation and increase in accrued compensation and benefits	35,417	37,437

Net cash provided by operating activities	1,037,637	798,450

Purchase of investments	(367,739)	(921,841)
Liquidation of investments	424,655	725,063
Purchase of banking/finance investments	(66,635)	(106,692)
Liquidation of banking/finance investments	116,832	117,278
Net origination of loans receivable	24,411	67,279
Net additions of property and equipment	(36,549)	(57,873)
Acquisition of subsidiaries, net of cash acquired	3,949	(37)

Net cash provided by (used in) investing activities	98,924	(176,823)

Decrease in bank deposits	(42,328)	(21,759)
Exercise of common stock options	78,297	95,292
Dividends paid on common stock	(87,369)	(573,369)
Purchase of common stock	(935,091)	(149,257)
Excess tax benefits from stock-based compensation arrangements	28,295	—
Increase in debt	1,314	40,588
Payments on debt	(32,142)	(29,055)
Minority interest	113,500	51,191

Net cash used in financing activities	(875,524)	(586,369)

Increase in cash and cash equivalents	261,037	35,258
Cash and cash equivalents, beginning of period	3,152,159	2,917,188

Cash and Cash Equivalents, End of Period	$3,413,196	$2,952,446

[Table continued on next page]

See accompanying notes to the consolidated financial statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Statements of Cash Flows

Unaudited

[Table continued from previous page]

	Nine Months Ended June 30,
(in thousands)	2006	2005
Components of Cash and Cash Equivalents
Cash and cash equivalents, beginning of period:
Current assets	$3,076,318	$2,814,184
Banking/finance assets	75,841	103,004

Total	$3,152,159	$2,917,188
Cash and cash equivalents, end of period:
Current assets	$3,203,598	$2,811,114
Banking/finance assets	209,598	141,332

Total	$3,413,196	$2,952,446

Supplemental Disclosure of Non-Cash Information
Value of common stock issued on conversion of zero coupon convertible senior notes	$543,715	$—
Total assets related to the net deconsolidation of certain sponsored investment products	(182,986)	(37,508)
Total liabilities related to the net deconsolidation of certain sponsored investment products	(65,801)	6,659

See accompanying notes to the condensed consolidated financial statements.

FRANKLIN RESOURCES, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2006

(Unaudited)

1.    Basis of Presentation

We have prepared these unaudited interim financial statements of Franklin Resources, Inc. (the “Company”) and its consolidated subsidiaries in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Under these rules and regulations, we have shortened or omitted some information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles. We believe that we have made all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown. All adjustments are normal and recurring. You should read these financial statements together with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005. Certain amounts for the comparative prior fiscal year periods have been reclassified to conform to the financial presentation for and at the period ended June 30, 2006.

2.    New Accounting Standards

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Tax–an interpretation of FASB Statement 109” (“FIN 48”), which clarifies the accounting for tax positions taken or expected to be taken in a tax return. FIN 48 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for related interest and penalties. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. We have not determined the impact that FIN 48 will have on our Consolidated Financial Statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets–an amendment of FASB Statement No. 140” (“SFAS 156”), which provides some relief for servicers that use derivatives to economically hedge fluctuations in the fair value of their servicing rights and changes how gains and losses are computed in certain transfers or securitizations. SFAS 156 is effective for fiscal years beginning after September 15, 2006. SFAS 156 changes the way entities account for servicing assets and obligations associated with financial assets that are acquired or disposed of. The adoption of SFAS 156 is not expected to have a material impact on our Consolidated Financial Statements.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments–an amendment of FASB Statements No. 133 and 140” (“SFAS 155”), which resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 is not expected to have a material impact on our Consolidated Financial Statements.

In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, controls a Limited Partnership or similar Entity When the Limited Partners Have Certain Rights.” Under the consensus reached, a general partner of a limited partnership is presumed to control the limited partnership, unless the limited partners have substantive termination rights or participating rights. This guidance is effective for all general partners of all newly formed limited partnerships and for existing limited partnerships for which the partnership agreements are modified after June 29, 2005. For general partners in all other limited partnerships, this consensus is effective for fiscal years beginning after December 15, 2005 and is not expected to materially impact our Consolidated Financial Statements.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The revised statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised statement also applies to the portion of outstanding awards for which the requisite service has not yet been rendered based on the grant-date value of these awards. SFAS 123R also requires entities to disclose information about the nature of the share-based payment transactions, the method used to estimate fair value of goods and services received or the value of the equity instruments granted, and the effects of those transactions on the financial statements. On April 14, 2005, the SEC announced that SFAS 123R is to be effective for fiscal years beginning after June 15, 2005 for entities other than small business issuers, and applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Retrospective application is permitted under SFAS 123R. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) that interprets the interaction of SFAS 123R and certain SEC rules that must be applied on the adoption of SFAS 123R. Effective October 1, 2005, we adopted SFAS 123R and SAB 107 using the modified prospective transition method. Our adoption of SFAS 123R and SAB 107 did not materially impact our Consolidated Financial Statements (see Note 5).

In December 2004, the FASB issued Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS 109-2”). The American Jobs Creation Act of 2004 (the “Jobs Act”) was signed into law on October 22, 2004. Under a provision of the Jobs Act, we elected on January 26, 2006, to repatriate certain earnings of our foreign-based subsidiaries at a reduced U.S. federal tax rate in our fiscal year ending September 30, 2006. FSP FAS 109-2 provides guidance on when an enterprise should recognize in its financial statements the effects of the one-time tax benefit of repatriation of foreign earnings under the Jobs Act, and specifies interim disclosure requirements. Under our Domestic Reinvestment Plan approved by our Chief Executive Officer and our Board of Directors, we expect to repatriate approximately $2.0 billion of earnings from our foreign subsidiaries. Proceeds from the repatriation are expected to be received before September 30, 2006. The proceeds will be reinvested in our U.S. operations prior to October 1, 2010 consistent with the Domestic Reinvestment Plan and the intent of the Jobs Act. As a result of the repatriation, we recorded an income tax charge of $108.5 million during the nine months ended June 30, 2006.

3.    Comprehensive Income

The following table computes comprehensive income.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2006	2005	2006	2005
Net income	$371,414	$261,873	$885,899	$723,136
Net unrealized gain on investments, net of tax	(10,706)	(2,851)	2,770	6,205
Currency translation adjustments	23,517	(10,574)	23,663	7,514
Other	(39)	—	(610)	—

Comprehensive Income	$384,186	$248,448	$911,722	$736,855

4.    Earnings per Share

We computed earnings per share as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share data)	2006	2005	2006	2005
Net income	$371,414	$261,873	$885,899	$723,136
Add: interest and discount amortization on zero coupon convertible senior notes, net of taxes	470	2,227	3,942	6,647

Adjusted net income	371,884	264,100	889,841	729,783

Weighted-average shares outstanding–basic	257,592	250,475	256,276	250,417
Incremental shares from assumed conversions:
Common stock options and nonvested stock awards and stock unit awards	3,489	4,236	3,675	4,036
Zero coupon convertible senior notes	1,795	8,154	4,315	8,154

Weighted-average shares outstanding–diluted	262,876	262,865	264,266	262,607

Earnings per Share
Basic	$1.44	$1.04	$3.46	$2.89
Diluted	1.41	1.00	3.37	2.78

For both the three and nine months ended June 30, 2006, 67.8 thousands nonvested shares related to grants of stock awards and stock unit awards were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. There were no potentially antidilutive nonvested stock awards, stock unit awards or options to purchase shares for the three and nine months ended June 30, 2005.

5.    Stock-Based Compensation

Prior to October 1, 2005, we accounted for stock-based employee compensation plans according to the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, compensation costs were not recognized for awards granted with no intrinsic value. Effective October 1, 2005, we adopted SFAS 123R, using the modified prospective transition method. Under this transition method, compensation cost recognized in the first quarter of fiscal year 2006 includes compensation cost for all share based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Results for prior periods have not been restated. No options were granted during the nine months ended June 30, 2006.

As a result of adopting SFAS 123R, income before income taxes for the three and nine months ended June 30, 2006 include $4.4 million and $14.3 million of compensation costs that would not have been recognized under our previous accounting method for stock-based compensation. Net income for the three and nine months ended June 30, 2006 includes $3.5 million and $12.3 million of compensation costs that would not have been recognized under our previous accounting method for stock-based compensation. If we had not adopted SFAS 123R, basic net earnings per share for the three and nine months ended June 30, 2006, would have been $0.02 higher and $0.05 higher and diluted net earnings per share for the three and nine months ended June 30, 2006, would have been $0.02 and $0.05 higher.

If we had determined compensation costs for our stock option plans and our qualified, non-compensatory employee stock investment plan (the “ESIP”) based upon estimated fair values at the grant dates in accordance with SFAS 123, for the three and nine months ended June 30, 2005, our net income and basic and diluted earnings per share would have been reduced to the pro forma amounts indicated below. For pro forma purposes, the estimated fair value of options was calculated using the Black-Scholes option-pricing model and was amortized over the options’ vesting periods.

(in thousands, except per share data)	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005
Net income, as reported	$261,873	$723,136
Less: stock-based compensation expense determined under the fair value method, net of tax	(6,314)	(20,447)

Pro Forma Net Income	$255,559	$702,689

Basic Earnings per Share
As reported	$1.04	$2.89
Pro forma	1.02	2.81

Adjusted net income, as reported	$264,100	$729,783
Less: stock-based compensation expense determined under the fair value method, net of tax	(6,314)	(20,447)

Pro Forma Net Income	$257,786	$709,336

Diluted Earnings per Share
As reported	$1.00	$2.78
Pro forma	0.98	2.70

Prior to the adoption of SFAS 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for stock-based payments (“excess tax benefits”) to be classified as financing cash flows. The excess tax benefit of $9.0 million and $28.3 million for the three and nine months ended June 30, 2006, that was classified as a financing cash inflow, would have been classified as an operating cash inflow if we had not adopted SFAS 123R.

We sponsor the 2002 Universal Stock Incentive Plan (the “USIP”). Under the terms of this plan, eligible employees may receive stock awards, and, in certain cases, awards settled in cash based on our performance and that of individual employees. The Compensation Committee and the Board of Directors determine the terms and conditions of stock-based compensation awards.

Stock Options

The following table summarizes stock option activity:

(in thousands, except weighted average exercise price)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2005	7,844	$37.47	5.8	$293,942
Granted	—	—	—	—
Exercised	(1,041)	36.11	5.3	(37,598)
Cancelled	(7)	47.27	7.8	(326)
Forfeited/expired	—	—	—	—

Outstanding at December 31, 2005	6,796	$37.67	5.7	$256,018
Granted	—	—	—	—
Exercised	(890)	37.30	4.5	(33,181)
Cancelled	(12)	47.83	5.2	(577)
Forfeited/expired	—	—	—	—

Outstanding at March 31, 2006	5,894	$37.71	5.5	$222,260
Granted	—	—	—	—
Exercised	(207)	36.49	5.0	(7,549)
Cancelled	(4)	45.83	6.5	(176)
Forfeited/expired	—	—	—	—

Outstanding at June 30, 2006	5,683	$37.75	5.3	$214,535

Exercisable at June 30, 2006	5,077	$36.53	5.3	$185,478

Stock option awards outstanding under the USIP generally have been granted at prices which are either equal to or above the market value of the underlying common stock on the date of grant, generally vest over three years and expire no later than ten years after the grant date. We have not granted stock option awards under the USIP since November 2004.

Effective October 1, 2005, compensation expense related to nonvested options is recognized ratably over the remaining requisite service period. As of June 30, 2006, there was $4.2 million of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted average vesting period of 0.4 years.

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

Total unrecognized compensation cost related to nonvested stock awards and stock unit awards net of estimated forfeitures was $46.6 million at June 30, 2006. This cost is expected to be recognized over a remaining weighted-average vesting period of 1.3 years.

The following is a summary of nonvested stock award and stock unit award activity:

(shares in thousands)	Shares	Weighted-Average Grant-Date Fair Value
Nonvested balance at September 30, 2005	597.4	$60.61
Granted	458.8	90.34
Vested	(138.5)	64.31
Forfeited	(7.4)	69.85

Nonvested balance at December 31, 2005	910.3	$74.96
Granted	16.7	98.07
Vested	(3.4)	100.80
Forfeited	(18.7)	71.82

Nonvested Balance at March 31, 2006	904.9	$75.35
Granted	9.1	84.47
Vested	(15.2)	55.61
Forfeited	(9.8)	73.12

Nonvested Balance at June 30, 2006	889.0	$75.81

Our stock awards generally entitle the holder to the right to sell the shares of common stock on or after the awards vest. Stock unit awards generally entitle the holder to receive the underlying shares of common stock on or after the awards vest. In addition, certain performance-based stock awards were granted to our Chief Executive Officer. The total number of shares ultimately received by the Chief Executive Officer depends on our performance against specified performance goals and is subject to vesting provisions. At June 30, 2006, the balance of nonvested shares granted to the Chief Executive Officer and subject to vesting upon the achievement of prior years’ performance goals, set or determined in prior years, was 20.6 thousand and had a weighted-average grant-date fair value of $90.08.

Employee Stock Investment Plan

Our ESIP allows eligible participants to buy shares of our common stock at 90% of its market value on defined dates and to receive a 50% match of the shares purchased, provided the employee, among other conditions, has held the previously purchased shares for a defined period. The Compensation Committee and the Board of Directors determine the terms and conditions of awards under the ESIP. A total of 270.5 thousand shares were issued under the ESIP during the three and nine months ended June 30, 2006. At June 30, 2006, 651.1 thousand shares were reserved for future issuance under this plan.

All Stock-Based Plan Arrangements

Total stock-based compensation costs of $16.2 million and $44.8 million were recognized in the Condensed Consolidated Statements of Income during the three and nine months ended June 30, 2006. For the three and nine months ended June 30, 2006, the income tax benefits from stock-based arrangements totaled $11.0 million and $36.1 million, with approximately $8.2 million and $28.2 million attributed to stock option exercises for the same periods. Cash received from stock option exercises for the three and nine months ended June 30, 2006 was $7.5 million and $78.3 million. We generally do not repurchase shares upon share option exercise or vesting of stock awards and stock unit awards. However, in order to pay taxes due in connection with the vesting of employee and executive officer stock awards and stock unit awards under the USIP and in connection with matching grants under the ESIP, we repurchase shares to pay such taxes using a net stock issuance method.

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

	Three Months Ended June 30, 2006
(in thousands)	Before Consolidation	Sponsored Investment Products	Consolidated
Operating Revenues
Investment management fees	$786,799	$(784)	$786,015
Underwriting and distribution fees	447,315	(179)	447,136
Shareholder servicing fees	65,607	(14)	65,593
Consolidated sponsored investment products income, net	—	2,753	2,753
Other, net	15,778	—	15,778

Total operating revenues	1,315,499	1,776	1,317,275

Operating Expenses	865,289	—	865,289

Operating income	450,210	1,776	451,986

Other Income (Expenses)
Consolidated sponsored investment products losses, net	—	(8,352)	(8,352)
Investment and other income (expenses), net	52,595	(324)	52,271
Interest expense	(6,682)	—	(6,682)

Other income, net	45,913	(8,676)	37,237

Income before taxes on income	496,123	(6,900)	489,223
Taxes on income	119,699	(1,890)	117,809

Net Income	$376,424	$(5,010)	$371,414

	Nine Months Ended June 30, 2006
(in thousands)	Before Consolidation	Sponsored Investment Products	Consolidated
Operating Revenues
Investment management fees	$2,202,374	$(2,905)	$2,199,469
Underwriting and distribution fees	1,307,953	(437)	1,307,516
Shareholder servicing fees	194,960	(30)	194,930
Consolidated sponsored investment products income, net	—	5,589	5,589
Other, net	45,993	—	45,993

Total operating revenues	3,751,280	2,217	3,753,497

Operating Expenses	2,547,168	—	2,547,168

Operating income	1,204,112	2,217	1,206,329

Other Income (Expenses)
Consolidated sponsored investment products gains, net	—	19,454	19,454
Investment and other income (expenses), net	150,262	(10,237)	140,025
Interest expense	(22,995)	—	(22,995)

Other income, net	127,267	9,217	136,484

Income before taxes on income	1,331,379	11,434	1,342,813
Taxes on income	453,918	2,996	456,914

Net Income	$877,461	$8,438	$885,899

	June 30, 2006
(in thousands)	Before Consolidation	Sponsored Investment Products	Consolidated
Assets
Current assets	$4,656,485	$132,859	$4,789,344
Banking/finance assets	944,443	—	944,443
Non-current assets	3,274,428	(33,472)	3,240,956

Total Assets	$8,875,356	$99,387	$8,974,743

Liabilities and Stockholders’ Equity
Current liabilities	$972,597	$24,408	$997,005
Banking/finance liabilities	735,352	—	735,352
Non-current liabilities	824,946	—	824,946

Total Liabilities	2,532,895	24,408	2,557,303
Minority interest	39,597	71,513	111,110
Total stockholders’ equity	6,302,864	3,466	6,306,330

Total Liabilities and Stockholders’ Equity	$8,875,356	$99,387	$8,974,743

7.    Cash and Cash Equivalents

Cash and cash equivalents consisted of the following:

(in thousands)	June 30, 2006	September 30, 2005
Cash and due from banks	$443,444	$373,699
Federal funds sold and securities purchased under agreements to resell	55,801	21,065
U.S. T-bills, time deposits, money market funds and other	2,913,951	2,757,395

Total	$3,413,196	$3,152,159

Federal Reserve Board regulations require reserve balances on deposits to be maintained with the Federal Reserve Banks by banking subsidiaries. The required reserve balances were $0.7 million at June 30, 2006 and $1.9 million at September 30, 2005.

8.    Securitization of Loans Receivable

From time to time, we enter into auto loan securitization transactions with qualified special purpose entities and record these transactions as sales. The following table shows details of auto loan securitization transactions.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2006	2005	2006	2005
Gross sale proceeds	$—	$—	$348,332	$231,570
Less: net carrying amount of loans held for sale	—	—	348,169	230,581

Pre-Tax Gain	$—	$—	$163	$989

When we sell auto loans in a securitization transaction, we record an interest-only strip receivable. The interest-only strip receivable represents our contractual right to receive interest from the pool of securitized loans after the payment of required amounts to holders of the securities and certain other costs associated with the securitization. Auto loans sold in a securitization transaction in the nine months ended June 30, 2006, included loans held by a special purpose statutory Delaware trust (the “Trust”) that was organized in fiscal year 2005 to hold our loans held for sale and issue notes under a variable funding note warehouse facility. Directly and through the Trust, which is consolidated in our results of operations, we also enter into interest-rate swap agreements, accounted for as freestanding derivatives, to mitigate the interest risk between the fixed interest rate on the pool of automobile loans and the floating interest rate being paid under the variable funding note warehouse facility. The interest rate swap had a notional value of $189.6 million and was reported at its fair value of $2.1 million liability at June 30, 2006.

We generally estimate fair value based on the present value of future expected cash flows. The key assumptions used in the present value calculations of our securitization transactions at the date of securitization were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Excess cash flow discount rate (annual rate)	—	—	12.0%	12.0%
Cumulative life loss rate	—	—	3.2%	3.6%
Pre-payment speed assumption (average monthly rate)	—	—	1.6%	1.5%

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

(dollar amounts in thousands)	June 30, 2006	September 30, 2005
Carrying amount/fair value of interest-only strips receivable	$14,018	$19,126
Excess cash flow discount rate (annual rate)	12.0%	12.0%
Impact on fair value of 10% adverse change	$(207)	$(209)
Impact on fair value of 20% adverse change	(409)	(413)
Cumulative life loss rate	3.4%	3.5%
Impact on fair value of 10% adverse change	$(2,273)	$(1,804)
Impact on fair value of 20% adverse change	(4,546)	(3,607)
Pre-payment speed assumption (average monthly rate)	1.6%	1.9%
Impact on fair value of 10% adverse change	$(1,889)	$(2,000)
Impact on fair value of 20% adverse change	(3,711)	(3,823)

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

The following table is a summary of cash flows received from and paid to securitization trusts.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2006	2005	2006	2005
Servicing fees received	$3,022	$3,589	$9,294	$10,838
Interest-only strips cash flows received	8,763	5,599	15,730	17,312
Purchase of loans from trusts	—	—	(23,719)	(12,333)

Amounts payable to the trustee related to loan principal and interest collected on behalf of the trusts of $42.3 million at June 30, 2006 and $44.7 million at September 30, 2005 are included in other banking/finance liabilities.

The following table shows details of the loans we manage that are held by securitization trusts.

(in thousands)	June 30, 2006	September 30, 2005
Principal amount of loans	$599,280	$577,696
Principal amount of loans 30 days or more past due	10,863	12,909

Net charge-offs on the securitized loan portfolio were $1.7 million and $7.7 million for the three and nine months ended June 30, 2006 and $2.6 million and $9.2 million for the three and nine months ended June 30, 2005.

9.    Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets, including those acquired before initial application of FASB Statements of Financial Accounting Standards No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), are not amortized but are tested for impairment at least annually.

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

Intangible assets, other than goodwill were as follows:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Balance at June 30, 2006
Amortized intangible assets
Customer base	$165,612	$(80,428)	$85,184
Other	34,933	(25,000)	9,933

	200,545	(105,428)	95,117

Non-amortized intangible assets
Investment management contracts	482,091	—	482,091

Total	$682,636	$(105,428)	$577,208

Balance at September 30, 2005
Amortized intangible assets
Customer base	$233,737	$(70,481)	$163,256
Other	34,933	(23,624)	11,309

	268,670	(94,105)	174,565

Non-amortized intangible assets
Investment management contracts	482,028	—	482,028

Total	$750,698	$(94,105)	$656,593

Certain of our intangible assets are denominated in currencies other than the U.S. dollar; therefore, their gross and net carrying amounts are subject to foreign currency movements.

The change in the carrying value of goodwill was as follows:

(in thousands)
Balance at September 30, 2005	$1,390,851
Adjustment to goodwill related to the acquisition of Fiduciary Trust	13,824
Foreign currency movements	2,148

Balance at June 30, 2006	$1,406,823

In connection with the reorganization of Fiduciary Trust, the Company determined that the related deferred tax liabilities had not been properly reflected. As a result, the Company reflected an inconsequential adjustment to the carrying value of goodwill and deferred tax liabilities totaling $13.8 million as of March 31, 2006.

Estimated amortization expense related to non-amortized intangible assets for each of the next 5 fiscal years is as follows:

(in thousands)	For the Fiscal Years Ending September 30,
2006	$14,015
2007	10,595
2008	10,595
2009	10,595
2010	10,595

10.    Debt

Outstanding debt consisted of the following:

(in thousands)	June 30, 2006	September 30, 2005
Current
Variable Funding Note	$177,786	$239,222
Commercial paper	167,982	169,389

	345,768	408,611

Non-Current
Convertible Notes (including accrued interest)	—	540,107
Medium Term Notes	420,000	420,000
Other	219,354	248,283

	639,354	1,208,390

Total Debt	$985,122	$1,617,001

As of June 30, 2006, $177.8 million was outstanding under a one-year revolving $250.0 million variable funding note warehouse credit facility, entered into in March 2005 and subsequently extended for an additional one-year term in March 2006, used by the banking/finance operating segment to finance our automotive lending business. The variable funding note (“Variable Funding Note”) issued under this facility is payable to certain administered conduits and is secured by cash and a pool of automobile loans that meet or will meet certain eligibility requirements. Credit enhancements for the Variable Funding Note require us to provide, as collateral, loans held for sale with a fair value in excess of the principal amount of the Variable Funding Note, as well as to hold in trust additional cash balances to cover certain shortfalls. In addition, we provide a payment provider commitment in an amount not to exceed 4.66% of the pool balance. We also enter into interest-rate swap agreements, accounted for as freestanding derivatives, to mitigate the interest-rate risk between the fixed interest rate on the pool of automobile loans and the floating interest rate being paid on the Variable Funding Note.

In May 2001, we received approximately $490.0 million in net proceeds from the sale of $877.0 million principal amount at maturity of Liquid Yield Option Notes due 2031 (Zero Coupon-Senior) (the “Convertible Notes”). The issue price of the Convertible Notes, which were offered to qualified institutional buyers only, represented a yield to maturity of 1.875% per annum excluding any contingent interest. Each of the $1,000 (principal amount at maturity) Convertible Notes was convertible prior to maturity into 9.3604 shares of our common stock (subject to adjustment) following the occurrence of certain specified triggering events. In particular, the Convertible Notes were convertible if, during any calendar quarter, the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter was more than a specified percentage (initially 120% as of the third quarter of fiscal year 2001 and declining 0.084% each quarter thereafter) of the accreted conversion price per share of our common stock on the last trading day of the preceding calendar quarter. Based on this formula, holders were able to convert their Convertible Notes during the quarter ended June 30, 2006 because the closing sale price of our common stock during the quarter ended March 31, 2006 for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the quarter was more than $78.96 (118.40% of $66.69, which was the accreted conversion price per share of our common stock on the last trading day of the quarter). In the three and nine months ended June 30, 2006, holders of the Convertible Notes converted $346.0 million and $870.5 million in aggregate principal amount of Convertible Notes into an aggregate of 3.2 million and 8.1 million shares of our common stock.

On May 19, 2006, we issued a notice of redemption with respect to all outstanding Convertible Notes pursuant to which we would redeem on June 5, 2006 each $1,000 principal amount at maturity the Convertible Notes then outstanding at a price of $627.93. Prior to the redemption date, the Convertible Notes remained convertible into our common stock at a rate of 9.3604 shares per $1,000 principal amount at maturity of Convertible Notes surrendered for conversion until the close of business on June 1, 2006. Following our notice of redemption, $275.5 million principal amount at maturity of the Convertible Notes were converted into an aggregate of 2.6 million shares of our common stock. On June 5, 2006, we redeemed the remaining $0.6 million principal amount at maturity of the Convertible Notes for cash in the aggregate amount of $0.4 million. Through June 30, 2006, holders had put to us and we had repurchased Convertible Notes with a face value of $6.5 million principal amount at maturity, for their accreted value of $3.9 million, in cash.

In April 2003, we completed the sale of five year senior notes due April 15, 2008 totaling $420.0 million (the “Medium Term Notes”). The Medium Term Notes, which were offered to qualified institutional buyers only, carry an interest rate of 3.7% and are not redeemable prior to maturity by either the note holders or us. Interest payments are due semi-annually.

Other long-term debt primarily relates to deferred commission liabilities recognized in relation to U.S. deferred commission assets originally financed through a sale to Lightning Finance Company Limited (“LFL”), a company in which we hold a 49% ownership interest. Historically, Class B and certain of our Class C deferred commission assets (“DCA”) arising from our U.S., Canadian and European operations have been financed through sales to or other arrangements with LFL. In December 2005, LFL sold substantially all of its DCA to Lightning Asset Finance Limited (“LAFL”), an Irish special purpose vehicle formed in December 2005, in which we also hold a 49% ownership interest. Subsequent to the sale to LAFL, DCA originating from our Canadian and European operations are generally financed by a third party. As LFL originally entered into financing arrangements with our U.S. distribution subsidiary, we maintain a continuing interest in the DCA transferred to LAFL by LFL until resold by LAFL. Neither we nor our U.S. distribution subsidiary retain any direct ownership interest in either the DCA sold directly to a third party or the DCA sold originally to LFL (and subsequently sold by LFL to LAFL or other third party), and therefore, the sold DCA are not available to satisfy claims of our creditors or those of our U.S. distribution subsidiary.

As of June 30, 2006, we have $300.0 million of debt and equity securities available to be issued under a shelf registration statement filed with the SEC and $330.0 million of additional commercial paper available for issuance. On June 10, 2005, we entered into a $420.0 million Five Year Facility Credit Agreement with certain banks and financial institutions. In addition, at June 30, 2006, our banking/finance operating segment had $320.0 million in available uncommitted short term bank lines under the Federal Reserve Funds system, the Federal Reserve Bank discount window, and Federal Home Loan Bank short term borrowing capacity.

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

In relation to the auto loan securitization transactions that we have entered into with a number of qualified special purpose entities, we are obligated to cover shortfalls in amounts due to the holders of the notes up to certain levels as specified under the related agreements. As of June 30, 2006, the maximum potential amount of future payments related to these obligations was $30.7 million. In addition, our Condensed Consolidated Balance Sheet at June 30, 2006 included a $0.1 million liability to reflect the fair value of certain additional obligations arising from auto securitization transactions.

At June 30, 2006, our banking/finance operating segment had issued financial standby letters of credit totaling $2.6 million on which beneficiaries would be able to draw upon in the event of non-performance by our customers, primarily in relation to lease and lien obligations of these banking customers. These standby letters of credit, issued prior to January 1, 2003, were secured by marketable securities with a fair value of $2.9 million as of June 30, 2006 and commercial real estate.

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

As of August 9, 2006 the following market timing lawsuits are pending against the Company and certain of its subsidiaries (and in some instances, name certain officers, directors and/or Funds) and have been transferred to the MDL:

Kenerley v. Templeton Funds, Inc., et al., Case No. 03-770 GPM, filed on November 19, 2003 in the United States District Court for the Southern District of Illinois; Cullen v. Templeton Growth Fund, Inc., et al., Case No. 03-859 MJR, filed on December 16, 2003 in the United States District Court for the Southern District of Illinois and transferred to the United States District Court for the Southern District of Florida on March 29, 2004; Jaffe v. Franklin AGE High Income Fund, et al., Case No. CV-S-04-0146-PMP-RJJ, filed on February 6, 2004 in the United States District Court for the District of Nevada; Lum v. Franklin Resources, Inc., et al., Case No. C 04 0583 JSW, filed on February 11, 2004 in the United States District Court for the Northern District of California; Fischbein v. Franklin AGE High Income Fund, et al., Case No. C 04 0584 JSW, filed on February 11, 2004 in the United States District Court for the Northern District of California; Beer v. Franklin AGE High Income Fund, et al., Case No. 8:04-CV-249-T-26 MAP, filed on February 11, 2004 in the United States District Court for the Middle District of Florida; Bennett v. Franklin Resources, Inc., et al., Case No. CV-S-04-0154-HDM-RJJ, filed on February 12, 2004 in the United States District Court for the District of Nevada; Dukes v. Franklin AGE High Income Fund, et al., Case No. C 04 0598 MJJ, filed on February 12, 2004 in the United States District Court for the Northern District of California; McAlvey v. Franklin Resources, Inc., et al., Case No. C 04 0628 PJH, filed on February 13, 2004 in the United States District Court for the Northern District of California; Alexander v. Franklin AGE High Income Fund, et al., Case No. C 04 0639 SC, filed on February 17, 2004 in the United States District Court for the Northern District of California; Hugh Sharkey IRA/RO v. Franklin Resources, Inc., et al., Case No. 04 CV 1330, filed on February 18, 2004 in the United States District Court for the Southern District of New York; D’Alliessi v. Franklin AGE High Income Fund, et al., Case No. C 04 0865 SC, filed on March 3, 2004 in the United States District Court for the Northern District of California; Marcus v. Franklin Resources, Inc., et al., Case No. C 04 0901 JL, filed on March 5, 2004 in the United States District Court for the Northern District of California; Banner v. Franklin Resources, Inc., et al., Case No. C 04 0902 JL, filed on March 5, 2004 in the United States District Court for the Northern District of California; Denenberg v. Franklin Resources, Inc., et al., Case No. C 04 0984 EMC, filed on March 10, 2004 in the United States District Court for the Northern District of California; Hertz v. Burns, et al., Case No. 04 CV 02489, filed on March 30, 2004 in the United States District Court for the Southern District of New York.

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

In April 2005, defendants removed these lawsuits to the United States District Court for the Southern District of Illinois. On July 12, 2005, the court dismissed with prejudice one of these lawsuits, Bradfisch v. Templeton Funds, Inc., et al., and dismissed the remaining three lawsuits on August 25, 2005. Plaintiffs appealed the dismissals to the United States Court of Appeals for the Seventh Circuit (Bradfisch v. Templeton Funds, Inc., et al., Case No. 05-3390, Woodbury v. Templeton Global Smaller Companies Fund, Inc., et al., Case No. 05-3559, Kwiatkowski v. Templeton Growth Fund, Inc., et al., Case No. 05-3558, Parise v. Templeton Funds, Inc., et al., Case No. 05-3586). On May 19, 2006, the Seventh Circuit affirmed the dismissals. Plaintiffs’ subsequent requests to the Seventh Circuit for reconsideration were also denied.

In addition, Franklin Templeton Investments Corp., a subsidiary of the Company and the investment manager of Franklin Templeton’s Canadian mutual funds, has been named in four class action market timing lawsuits in Canada, seeking, among other relief, monetary damages, an order barring any increase in management fees for a period of two years following judgment, and/or attorneys’ fees and costs, as follows: Huneault v. AGF Funds, Inc., et al., Case No. 500-06-000256-046, filed on October 25, 2004 in the Superior Court for the Province of Quebec, District of Montreal; Heinrichs, et al. v. CI Mutual Funds, Inc., et al., Case No. 04-CV-29700, filed on December 17, 2004 in the Ontario Superior Court of Justice; Fischer, et al. v. IG Investment Management Ltd., et al. Case No. 06-CV-307599CP, filed on March 9, 2006 in the Ontario Superior Court of Justice; and Richardson v. Franklin Templeton Investments Corp., Case No. 05-CV-303069, filed on December 23, 2005 in the Ontario Superior Court of Justice and served on Franklin Templeton Investments Corp. on June 21, 2006.

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

The United States District Court for the District of New Jersey consolidated for pretrial purposes three of the above lawsuits (Stephen Alexander IRA, Tricarico, and Wilcox) into a single action entitled “In re Franklin Mutual Funds Fee Litigation” (Case No. 04-cv-982 (WJM)(RJH)). Following a September 9, 2005 order of dismissal with leave to amend certain claims, on March 10, 2006, plaintiffs in those three lawsuits filed a second amended derivative consolidated complaint (the “Complaint”). Thereafter, on June 9, 2006, defendants moved to dismiss the Complaint.

In addition, the parties to the Bahe lawsuit referenced above recently reached a settlement in principle. A hearing on the matter is scheduled for September 7, 2006.

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

In management’s opinion, an adequate accrual has been made as of June 30, 2006 to provide for any probable losses that may arise from these matters for which we could reasonably estimate an amount.

Other Commitments and Contingencies

We have reviewed our interest in LFL and LAFL for consolidation under FIN 46-R. Based on our analysis, we determined that we hold a significant interest in both LFL and LAFL but we are not the primary beneficiary of either company because we do not hold a majority of the risks and rewards of ownership. As of June 30, 2006, LFL had approximately $12.9 million in total assets and our exposure to loss related to LFL was limited to the carrying value of our investment, and interest and fees receivable totaling approximately $0.9 million. As of June 30, 2006, LAFL had approximately $448.8 million in total assets and our exposure to loss related to LAFL totaled approximately $220.6 million, representing our maximum exposure under the joint venture agreement. During the three and nine months ended June 30, 2006, we recognized pre-tax income of approximately $0.5 million and $1.2 million for our share of their net income over these periods. Due to our significant interest in both LFL and LAFL, we continue to carry on our balance sheet the DCA originally sold to LFL by our U.S. subsidiary. Neither we nor our U.S. distribution subsidiary retain any direct ownership interest in either the DCA sold directly to a third party or the DCA sold originally to LFL (and subsequently sold by LFL to LAFL or other third party), and therefore, the sold DCA are not available to satisfy claims of our creditors or those of our U.S. distribution subsidiary.

At June 30, 2006, the total assets of sponsored investment products in which we held a significant interest under FIN 46-R were approximately $602.6 million and our exposure to loss as a result of our interest in these products was $144.8 million. These amounts represent our maximum exposure to loss and do not reflect our estimate of the actual losses that could result from adverse changes.

In July 2003, we renegotiated an agreement to outsource management of our data center and distributed server operations, originally signed in February 2001. We may terminate the amended agreement any time after July 1, 2006 by incurring a termination charge. The maximum termination charge payable will depend on the termination date of the amended agreement, the service levels before our termination of the agreement, costs incurred by our service provider to wind-down the services and costs associated with assuming equipment leases. As of June 30, 2006, we estimated that the termination fee payable in July 2006, not including costs associated with assuming equipment leases, would approximate $14.4 million and would decrease each month for the subsequent two years, reaching a payment of approximately $2.2 million in July 2008.

At June 30, 2006, our banking/finance operating segment had commitments to extend credit aggregating $217.0 million, primarily under credit card lines.

We lease office space and equipment under long-term operating leases. As of June 30, 2006, there were no material changes in leasing arrangements that would have a significant effect on future minimum lease payments reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

12.    Common Stock Repurchases

During the three months ended June 30, 2006, we repurchased 9.8 million shares of our common stock at a cost of $850.7 million. During the nine months ended June 30, 2006, we repurchased 10.7 million shares of our common stock at a cost of $935.1 million. At June 30, 2006, approximately 22.1 thousand shares remained available for repurchase under our Board of Directors authorization. During the three and nine months ended June 30, 2005, we repurchased 0.4 million and 2.2 million shares of our common stock at a cost of $23.1 million and $149.3 million, respectively. In July 2006, our Board of Directors authorized the Company to purchase from time to time, up to an aggregate of 10.0 million shares of our common stock in addition to any remaining shares then available pursuant to the prior existing authorization of our Board of Directors. This stock repurchase authorization was announced by the Company in a press release issued on July 10, 2006. Our stock repurchase program is not subject to an expiration date.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2006	2005	2006	2005
Operating Revenues
Investment management and related services	$1,304,256	$1,097,717	$3,715,664	$3,109,932
Banking/finance	13,019	12,017	37,833	37,005

Total	$1,317,275	$1,109,734	$3,753,497	$3,146,937

Income Before Taxes on Income
Investment management and related services	$485,039	$358,762	$1,328,221	$983,689
Banking/finance	4,184	4,951	14,592	17,737

Total	$489,223	$363,713	$1,342,813	$1,001,426

Operating segment assets were as follows:

(in thousands)	June 30, 2006	September 30, 2005
Investment management and related services	$8,030,300	$7,978,787
Banking/finance	944,443	915,140

Total	$8,974,743	$8,893,927

All of our goodwill and intangible assets, including those arising from the purchase of Fiduciary Trust in April 2001, relate to our investment management and related services operating segment.

Operating revenues of the banking/finance operating segment included above were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2006	2005	2006	2005
Interest and fees on loans	$10,635	$ 8,275	$28,884	$20,619
Interest and dividends on investment securities	4,717	2,961	12,793	7,687

Total interest income	15,352	11,236	41,677	28,306
Interest on deposits	(3,885)	(2,043)	(10,400)	(5,165)
Interest on short-term debt	(2,910)	(1,938)	(7,020)	(2,107)
Interest expense – inter-segment	(72)	—	(292)	(409)

Total interest expense	(6,867)	(3,981)	(17,712)	(7,681)
Net interest income	8,485	7,255	23,965	20,625
Other income	4,559	5,003	15,704	17,185
Provision for probable loan losses	(25)	(241)	(1,836)	(805)

Total Operating Revenues	$13,019	$12,017	$37,833	$37,005

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain a minimum Tier 1 capital and Tier 1 leverage ratio (as defined in the regulations), as well as minimum Tier 1 and Total risk-based capital ratios (as defined in the regulations). Based on our calculations, at June 30, 2006, and September 30, 2005, we exceeded the capital adequacy requirements applicable to us as listed below.

(dollar amounts in thousands)	June 30, 2006	September 30, 2005	Capital Adequacy Minimum
Tier 1 capital	$4,359,037	$3,700,203	N/A
Total risk-based capital	4,361,757	3,703,109	N/A
Tier 1 leverage ratio	61%	54%	4%
Tier 1 risk-based capital ratio	104%	85%	4%
Total risk-based capital ratio	105%	85%	8%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q includes trademarks and registered trademarks of Franklin Resources, Inc. (the “Company”) and its direct and indirect subsidiaries.

FORWARD-LOOKING STATEMENTS

In this section, we discuss and analyze our results of operations and our financial condition. In addition to historical information, we also make statements relating to the future, called “forward-looking” statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will”, “may”, “should”, “could”, “expect”, “believe”, “anticipate”, “intend”, “plan”, or other similar words. These forward-looking statements involve a number of known and unknown risks, uncertainties and other important factors that could cause the actual results and outcomes to differ materially from any future results or outcomes expressed or implied by such forward-looking statements. You should carefully review the “Risk Factors” section set forth below and in our recent filings with the U. S. Securities and Exchange Commission (the “SEC”), which describes these risks, uncertainties and other important factors in more detail. We undertake no obligation to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Quarterly Report on Form 10-Q.

OVERVIEW

Many of our key performance measures, including assets under management, net income and earnings per share, continued to trend higher in the three and nine months ended June 30, 2006, as compared to the three and nine months ended June 30, 2005 This trend was in spite of an income tax charge of $108.5 million related to repatriated earnings of our foreign subsidiaries under the American Jobs Creation Act of 2004 (the “Jobs Act”) in the nine months ended June 30, 2006 and a non-cash impairment charge of $68.4 million in our operating expenses with respect to certain intangible assets of Fiduciary Trust Company International (“Fiduciary Trust”), a subsidiary of the Company, in relation to the reorganization of that business in the quarter ended March 31, 2006. In part, we attribute this continued growth to our ongoing focus on diversifying our client base and product offerings. This diversification, along with the overall increases in many foreign equity markets and to a lesser extent the U. S. markets, has led to a year over year increase in our assets under management driven from both market appreciation and generally positive net flows into our sponsored investment products. We continually evaluate our business from the standpoint of profitability, product performance and client service, among other things, in light of our long-term strategies. Our strategies of expanding our assets under management and related operations internationally, continually seeking positive investment performance, protecting and furthering our brand recognition, developing and maintaining broker/dealer and client loyalties, providing a high level of customer service and closely monitoring costs, while also developing our “human capital” base and our systems and technology, and growing our investment management services all continue as objectives in the context of uncertain global market conditions.

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

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(dollar amounts in millions, except per share data)	2006	2005		2006	2005
Net Income	$371.4	$261.9	42%	$885.9	$723.1	23%
Earnings Per Common Share
Basic	$1.44	$1.04	38%	$3.46	$2.89	20%
Diluted	1.41	1.00	41%	3.37	2.78	21%
Operating Margin [1]	34%	31%		32%	29%

[1]	Defined as operating income divided by total operating revenues.

Net income increased by 42% and diluted earnings per share increased by 41% for the three months ended June 30, 2006, as compared to the same period last year. The increase is primarily due to higher fees for providing investment management and fund administration services (“investment management fees”), higher underwriting and distribution fees and an increase in other income, net, partly offset by higher operating expenses, primarily underwriting and distribution and compensation and benefits expenses.

Net income increased by 23% and diluted earnings per share increased by 21% for the nine months ended June 30, 2006, as compared to the same period last year due primarily to higher investment management fees and underwriting and distribution fees. The resulting increase in net income was partially offset by higher operating expenses, primarily underwriting and distribution costs, compensation and benefits costs and the $68.4 million non-cash impairment charge to intangible assets recognized in the quarter ended

March 31, 2006, as well as a $108.5 million income tax charge related to repatriated earnings under the Jobs Act recognized during the quarters ended March 31, 2006 and June 30, 2006.

ASSETS UNDER MANAGEMENT

(in billions)	June 30, 2006	June 30, 2005
Equity
Global/international	$209.7	$168.0
Domestic (U. S.)	82.1	74.5

Total equity	291.8	242.5

Hybrid	84.6	73.3
Fixed-Income
Tax-free	54.1	53.5
Taxable
Domestic (U. S.)	31.3	32.8
Global/international	22.4	17.6

Total fixed-income	107.8	103.9

Money Market	5.9	5.7

Total	$490.1	$425.4

Simple Monthly Average for the Three-Month Period[2]	$494.6	$416.0

Simple Monthly Average for the Nine-Month Period[2]	$476.0	$400.3

[2]	Investment management fees from approximately 54% of our assets under management at June 30, 2006 were calculated using daily average assets under management.

Our assets under management at June 30, 2006 were $490.1 billion, 15% higher than they were at this time last year, due to excess sales over redemptions of $17.9 billion and market appreciation of $50.1 billion during the twelve-months ended June 30, 2006. Simple monthly average assets under management, which are generally more indicative of trends in revenue for providing investment management and fund administration services (“investment management services”) than the year over year change in ending assets under management, were 19% higher for the nine months ended June 30, 2006 than for the nine months ended June 30, 2005.

The simple monthly average mix of assets under management is shown below.

	Nine Months Ended June 30,
	2006	2005
Equity	59%	56%
Hybrid	17%	17%
Fixed-income	22%	25%
Money market	2%	2%

Total	100%	100%

For the nine months ended June 30, 2006, our effective investment management fee rate (investment management fees divided by simple monthly average assets under management) increased to 0.616% from 0.600% in the same period last year. The change in the mix of assets under management, resulting from higher relative excess sales over redemptions and greater appreciation of equity products as compared to fixed-income products, and an increase in performance fees, contributed to an increase in our effective investment management fee rate. Generally, management fees earned on equity products are higher than fees earned on fixed-income products.

Assets under management by region of sale were as follows:

(dollar amounts in billions)	June 30, 2006	% of Total	June 30, 2005	% of Total
United States	$344.6	70%	$305.4	72%
Europe	54.6	11%	42.2	10%
Canada	36.2	8%	30.5	7%
Asia/Pacific and other[3]	54.7	11%	47.3	11%

Total	$490.1	100%	$425.4	100%

[3]	Includes multi-jurisdictional assets under management.

Components of the change in our assets under management were as follows:

(dollar amounts in billions)	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
	2006	2005		2006	2005
Beginning assets under management	$491.6	$412.1	19%	$453.1	$361.9	25%
Sales	35.4	29.7	19%	98.3	91.0	8%
Reinvested distributions	2.9	1.9	53%	12.6	7.3	73%
Redemptions	(34.0)	(22.0)	55%	(88.5)	(63.0)	40%
Distributions	(3.5)	(2.4)	46%	(15.5)	(9.3)	67%
Acquisitions	0.2	—	N/A	0.2	0.1	100%
(Depreciation) appreciation	(2.5)	6.1	N/A	29.9	37.4	(20%)

Ending Assets Under Management	$490.1	$425.4	15%	$490.1	$425.4	15%

For the three and nine months ended June 30, 2006, excess sales over redemptions were $1.4 billion and $9.8 billion as compared to $7.7 billion and $28.0 billion for the same periods last year. Our products experienced (depreciation) appreciation of $(2.5) billion and $29.9 billion for the three and nine months ended June 30, 2006, related primarily to our equity products, as compared to market appreciation of $6.1 billion and $37.4 billion for the same periods last year. On April 3, 2006, we acquired a 0.2% ownership interest in Bradesco Templeton Asset Management Ltda. (‘BTAM”), a Brazilian joint venture, in addition to the 49.9% ownership interest that we already held, resulting in the addition of $0.2 billion in assets under management as of the acquisition date.

OPERATING REVENUES

(dollar amounts in millions)	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
	2006	2005		2006	2005
Investment management fees	$786.0	$642.0	22%	$2,199.5	$1,801.2	22%
Underwriting and distribution fees	447.1	387.0	16%	1,307.5	1,104.7	18%
Shareholder servicing fees	65.6	64.6	2%	194.9	192.1	1%
Consolidated sponsored investment products income, net	2.8	1.3	115%	5.6	3.2	75%
Other, net	15.8	14.8	7%	46.0	45.7	1%

Total Operating Revenues	$1,317.3	$1,109.7	19%	$3,753.5	$3,146.9	19%

Investment Management Fees

Investment management fees, accounting for 60% and 59% of our operating revenues for the three and nine months ended June 30, 2006, as compared to 58% and 57% for the same periods last year, consist of fees earned from providing investment management services. These fees are generally calculated under contractual arrangements with our sponsored investment products as a percentage of the market value of assets under management. Annual rates vary by investment objective and type of services provided.

Investment management fees increased 22% for the three and nine months ended June 30, 2006, as compared to the same periods last year, consistent with a 19% increase in simple monthly average assets under management for the three and nine months ended June 30, 2006 and an increase in our effective investment management fee rate resulting from a shift in average asset mix toward equity products, which generally carry higher management fees than fixed-income products, and an increase in performance fees.

Underwriting and Distribution Fees

Many of our sponsored investment products pay distribution fees in return for sales, marketing and distribution efforts on their behalf. We earn underwriting fees from the sale of certain classes of sponsored investment products on which investors pay a sales commission at the time of purchase. Sales commissions are reduced or eliminated on some share classes and for sales to shareholders or intermediaries that exceed specified minimum amounts. In addition, in the United States, distribution fees include “12b-1 fees” which are subject to maximum payout levels based on a percentage of the assets in each fund and other regulatory limitations. Therefore, underwriting fees will change with the overall level of gross sales, the size of individual transactions, and the relative mix of sales between different share classes.

We pay a significant portion of underwriting and distribution fees to the financial advisers and other intermediaries who sell our sponsored investment products to the public on our behalf. See the description of underwriting and distribution expenses below.

In total, underwriting and distribution fees increased 16% and 18% for the three and nine months ended June 30, 2006, as compared to the same periods last year. Underwriting fees increased 4% and 12% consistent with a 19% and 8% increase in gross sales for the three and nine months ended June 30, 2006 over the same periods last year, as well as a change in product and class sales mix that partly reflected a shift in sales regions. Distribution fees increased 24% and 23% consistent with a 19% increase in simple monthly average assets under management.

Shareholder Servicing Fees

Shareholder servicing fees are generally fixed charges per shareholder account that vary with the particular type of fund and the service being rendered. In some instances, sponsored investment products are charged these fees based on the level of assets under management. We receive fees as compensation for providing transfer agency services, including providing customer statements, transaction processing, customer service and tax reporting. In the United States, transfer agency service agreements provide that accounts closed in a calendar year generally remain billable at a reduced rate through the second quarter of the following calendar year. In Canada, such agreements provide that accounts closed in the calendar year remain billable for four months after the end of the calendar year. Accordingly, the level of fees will vary with the growth in new accounts and the level of closed accounts that remain billable. We anticipate that approximately 1,615,000 accounts closed in the U.S. during calendar year 2005 will no longer be billable effective July 1, 2006.

Shareholder servicing fees increased 2% and 1% for the three and nine months ended June 30, 2006, as compared to the same periods last year. The increase reflects a 7% increase in simple monthly average billable shareholder accounts for the three and nine months ended June 30, 2006; however, the majority of the increase in shareholder accounts related to shareholder accounts billable at a lower rate, in particular accounts originated in Asia.

Consolidated Sponsored Investment Products Income, Net

Consolidated sponsored investment products income, net reflects the net investment income, including dividends received, of sponsored investment products consolidated under Financial Accounting Standards Board (the “FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities (revised December 2003)” (“FIN 46-R”) and FASB Statement of Financial Accounting Standards No. 94, “Consolidation of All Majority-Owned Subsidiaries”.

The increases of 115% and 75% for the three and nine months ended June 30, 2006, as compared to the same periods last year, reflect the fluctuation in timing and amounts of income earned by the sponsored investment products.

Other, Net

Other, net consists primarily of revenues from the banking/finance operating segment as well as income from custody services. Revenues from the banking/finance operating segment include interest income on loans, servicing income, and investment income on banking/finance investment securities, and are reduced by interest expense and the provision for probable loan losses.

Other, net increased 7% and 1% for the three and nine months ended June 30, 2006, as compared to the same periods last year primarily due to higher interest income from banking/finance investments and auto loans, partly offset by higher interest expense on deposits and to finance the automotive lending business.

OPERATING EXPENSES

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(dollar amounts in millions)	2006	2005		2006	2005
Underwriting and distribution	$430.7	$359.7	20%	$1,224.0	$1,018.5	20%
Compensation and benefits	242.7	233.0	4%	692.4	662.4	5%
Information systems, technology and occupancy	74.1	73.3	1%	221.9	209.9	6%
Advertising and promotion	41.3	36.8	12%	107.8	94.0	15%
Amortization of deferred sales commissions	31.5	29.4	7%	95.6	91.4	5%
Amortization of intangible assets	2.7	4.3	(37)%	11.4	13.1	(13)%
Intangible assets impairment	—	—	—	68.4	—	N/A
Provision for governmental investigations, proceedings and actions, net	—	(8.4)	(100)%	—	33.6	(100)%
Other	42.3	35.2	20%	125.7	104.2	21%

Total Operating Expenses	$865.3	$763.3	13%	$2,547.2	$2,227.1	14%

Underwriting and Distribution

Underwriting and distribution includes expenses payable to financial advisers and other third parties for selling, distributing and providing ongoing services to investors in our sponsored investment products.

Underwriting and distribution expense increased 20% for the three and nine months ended June 30, 2006 over the same periods last year consistent with similar trends in underwriting and distribution revenue and a shift to sales regions outside of the United States where we are subject to higher cost structures.

Compensation and Benefits

Compensation and benefits expense increased 4% and 5% for the three and nine months ended June 30, 2006, as compared to the same periods last year as we experienced increases related to annual merit salary adjustments effective December 1, 2005 in the quarter ended December 31, 2005 and December 1, 2004 in same period last year, and higher staffing levels. In addition, we recorded stock option expense and additional expense related to our 1998 Employee Stock Investment Plan resulting from our adoption of FASB Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) in fiscal year 2006. The increase was partially offset by a decline in bonus expense under the Amended and Restated Annual Incentive Compensation Plan, pursuant to which bonus awards have been made, based, in part, on our performance. We employed approximately 7,800 people at June 30, 2006, as compared to about 7,000 at June 30, 2005. A significant portion of the new employees we added during the quarter ended June 30, 2006 were in our India operations, reflective of our long-term approach of moving more of our human capital to lower cost centers.

Information Systems, Technology and Occupancy

Information systems, technology and occupancy costs increased 1% for the three months ended June 30, 2006, as compared to the same period last year primarily due to higher occupancy costs related to global expansion and an increase in external data services costs, partly offset by a decrease in non-capitalized technology consulting costs.

Information systems, technology and occupancy costs increased 6% during the nine months ended June 30, 2006, as compared to the same period last year primarily due to higher occupancy costs related to global expansion, an increase in technology consulting costs that are not subject to capitalization and increased external data services costs. This increase was partially offset by a decline in depreciation levels for capitalized information systems and technology costs related to a decline in the number and scope of technology projects that have been completed and are therefore subject to amortization.

Details of capitalized information systems and technology costs, which exclude occupancy costs, were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2006	2005	2006	2005
Net carrying amount at beginning of period	$40.6	$44.3	$42.7	$51.3
Additions during period, net of disposals and other adjustments	7.0	5.1	17.1	13.7
Amortization during period	(5.8)	(7.5)	(18.0)	(23.1)

Net Carrying Amount at End of Period	$41.8	$41.9	$41.8	$41.9

Advertising and Promotion

Advertising and promotion expense increased 12% and 15% for the three and nine months ended June 30, 2006, as compared to the same periods last year due to an increase in marketing and support payments made to our U. S. distributors and an increase in media advertising. We are committed to investing in advertising and promotion in response to changing business conditions, and in order to advance our products where we see continued or potential new growth opportunities, which means that the level of advertising and promotion expenditures may increase more rapidly or decrease more slowly than our revenues. In addition to potential changes in our strategic marketing campaigns, advertising and promotion may also be impacted by changes in levels of sales and assets under management that affect marketing support payments made to the distributors of our sponsored investment products.

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

Historically, Class B and certain of our Class C deferred commission assets (“DCA”) arising from our U.S., Canadian and European operations have been financed through sales to or other arrangements with Lightning Finance Company Limited (“LFL”), a company in which we hold a 49% ownership interest. In December 2005, LFL sold substantially all of its DCA to Lightning Asset Finance Limited (“LAFL”), an Irish special purpose vehicle formed in December 2005, in which we also hold a 49% ownership interest. Subsequent to the sale to LAFL, DCA originating from our Canadian and European operations are generally financed by a third party. As LFL originally entered into financing arrangements with our U.S. distribution subsidiary, we maintain a continuing interest in the DCA transferred to LAFL by LFL until resold by LAFL. As a result, we retain DCA originally sold to LFL under the U.S. agreement in our financial statements and amortize them over an 8-year period, or until sold by LAFL to third parties. Neither we nor our U.S. distribution subsidiary retain any direct ownership interest in either the DCA sold directly to a third party or the DCA sold originally to LFL (and subsequently sold by LFL to LAFL or other third party), and therefore, the sold DCA are not available to satisfy claims of our creditors or those of our U.S. distribution subsidiary. In contrast to the U.S. arrangement, LFL, in most cases, entered into direct agreements with our Canadian and European sponsored investment products, and, as a result, we did not record DCA from these sources in our financial statements.

Amortization of deferred sales commissions increased 7% and 5% for the three and nine months ended June 30, 2006, as compared to the same periods last year principally reflecting an increase in gross product sales for Class A and Class C product sales, as the decline in DCA on Class B shares has been offset by an increase in DCA on Class A shares and Class C shares in the United States.

Amortization of Intangible Assets and Intangible Assets Impairment

Amortization of intangible assets decreased 37% and 13% for the three and nine months ended June 30, 2006, as compared to the same periods last year, reflecting the lower net carrying value of definite-lived intangible assets following a $68.4 million non-cash impairment charge to Fiduciary Trust intangible assets recorded in the quarter ended March 31, 2006.

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

Provision for Governmental Investigations, Proceedings and Actions, Net

In the three months ended June 30, 2005, we received $8.4 million from our insurance provider for certain legal costs we incurred associated with previously disclosed governmental investigations, proceedings and actions. In the quarter ended March 31, 2005, we recognized charges to income aggregating to $42.0 million ($26.5 million, net of taxes) related to governmental investigations, proceedings and actions.

Other Operating Expenses

Other operating expenses consist primarily of professional fees, investment management and shareholder servicing fees payable to external parties, corporate travel and entertainment, and other miscellaneous expenses.

Other operating expenses increased 20% for the three months ended June 30, 2006, as compared to the same period last year due primarily to an increase in corporate travel and entertainment and higher investment management fees payable to external parties consistent with an increase in simple monthly average assets under management.

Other operating expenses increased 21% for the nine months ended June 30, 2006, as compared to the same period last year due primarily to an increase in investment management fees payable to external parties consistent with an increase in simple monthly average assets under management, higher costs associated with the resolution of nominal transaction or operational claims, an increase in corporate travel and entertainment and higher consulting and professional fees.

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

Other income (expenses) increased 116% for the three months ended June 30, 2006, as compared to the same period last year primarily due to higher dividend income and an increase in interest income, realized gains and equity method income from our investments, including equity income from BTAM earned prior to its consolidation in the Company’s results of operations. These increases were partially offset by realized and unrealized net losses from our consolidated sponsored investment products, net of minority interest in the three months ended June 30, 2006 as compared to net gains in the same period last year, higher minority interest expense in consolidated subsidiaries and net realized and unrealized foreign exchange losses in the quarter ended June 30, 2006. Minority interest expense from consolidated subsidiaries includes the minority interest holders’ interest in performance fees earned by an investment management services subsidiary specializing in alternative investments.

Other income (expenses) increased 67% for the nine months ended June 30, 2006, as compared to the same period last year primarily due to higher dividend income, interest income and realized gains from our investments. These increases were partially offset by higher minority interest expense in consolidated subsidiaries, higher realized and unrealized foreign exchange losses, an other-than-temporary decline in certain of our long-term investments recognized in the nine months ended June 30, 2006 and a gain on disposition of fixed assets in the prior fiscal year. We anticipate that other income (expenses) may increase or decrease in the future as a result of market factors and changes in our sponsored investment products.

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

Our effective income tax rate for the nine months ended June 30, 2006 was 34.03% and has increased from 27.79% for the comparative period in the prior fiscal year primarily due to an income tax charge of $108.5 million related to repatriated earnings of our foreign subsidiaries under the Jobs Act recognized in fiscal year 2006. At June 30, 2006, we estimated that the effective tax rate for the fiscal year ending 2006 will be between 26.0% and 26.5% and will continue to reflect the relative contributions of foreign earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income, as well as other factors, including a reduction in our state tax liabilities due to the favorable state tax ruling obtained in fiscal year 2005 and previously reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005, which is in effect through fiscal year 2007.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key financial data relating to our liquidity, and sources and uses of capital.

(in millions)	June 30, 2006	September 30, 2005
Balance Sheet Data
Assets
Liquid assets	$5,082.8	$4,814.4
Cash and cash equivalents	3,413.2	3,152.2
Liabilities
Debt
Variable Funding Note	$177.8	$239.2
Commercial paper	167.9	169.4
Convertible Notes	—	540.1
Medium Term Notes	420.0	420.0
Other long-term debt	219.4	248.3

Total Debt	$985.1	$1,617.0

	Nine Months Ended June 30,
(in millions)	2006	2005
Cash Flow Data
Operating cash flows	$1,037.6	$798.5
Investing cash flows	98.9	(176.8)
Financing cash flows	(875.5)	(586.4)

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

The decrease in total debt outstanding from September 30, 2005 relates primarily to the conversion of $870.5 million principal amount out of a total of $877.0 million principal amount at maturity of Liquid Yield Option Notes due 2031 (Zero-Coupon–Senior) (the “Convertible Notes”) that we originally sold in May 2001. These notes converted into approximately 8.1 million shares of our common stock during the nine months ended June 30, 2006, as further described below. The decline was also related to repayments made under a one-year revolving $250.0 million variable funding note warehouse credit facility, subsequent to the completion of an auto loan securitization transaction in December 2005.

We experienced higher operating cash flows for the nine months ended June 30, 2006, as compared to the same period last year, primarily due to an increase in net income and higher deferred income taxes and taxes payable, including income taxes of $108.5 million related to repatriated foreign earnings under the Jobs Act, partially offset by a decline in other liabilities and an increase in trading securities. Our investing activities provided net cash flows in the nine months ended June 30, 2006 due to lower net purchases of investments as compared to the same period last year. The increase in cash used in financing activities included an increase in purchases of our common stock, partially offset by a decline in dividends paid on our common stock. During the three months ended June 30, 2006, we repurchased 9.8 million shares of our common stock at a cost of $850.7 million. During the nine months ended June 30, 2006, we repurchased 10.7 million shares of our common stock at a cost of $935.1 million. At June 30, 2006, approximately 22.1 thousand shares remained available for repurchase under our Board of Directors authorization. During the three and nine months ended June 30, 2005, we repurchased 0.4 million and 2.2 million shares of our common stock at a cost of $23.1 million and $149.3 million, respectively. In July 2006, our Board of Directors authorized the Company to purchase from time to time, up to an aggregate of 10.0 million shares of our common stock in addition to any remaining shares then available pursuant to the prior existing authorization of our Board of Directors. This stock repurchase authorization was announced by the Company in a press release issued on July 10, 2006. Our stock repurchase program is not subject to an expiration date.

Prior to October 1, 2005, we accounted for stock-based employee compensation plans according to the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, no related compensation costs were recognized for awards granted with no intrinsic value. Effective October 1, 2005, we adopted SFAS 123R, using the modified prospective transition method. Our adoption of SFAS 123R did not materially impact our Consolidated Financial Statements (see Note 5 to our Condensed Consolidated Financial Statements). Prior to the adoption of SFAS 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash flows in our Consolidated Statements of Cash Flows. SFAS 123R requires excess tax benefits be reported as financing cash inflows rather than as a reduction of taxes paid.

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

As of June 30, 2006, we had $300.0 million of debt and equity securities available to be issued under a shelf registration statement filed with the SEC and $330.0 million of additional commercial paper available for issuance. On June 10, 2005, we entered into a $420.0 million Five Year Facility Credit Agreement with certain banks and financial institutions. The Five Year Facility Credit Agreement replaced our $210.0 million 364-day revolving credit facility, which matured by its terms on June 2, 2005, and our $210.0 million five-year revolving credit facility, which was terminated on June 10, 2005, prior to its scheduled expiration date of June 6, 2007. There were no amounts outstanding under either the former 364-day or the former five-year credit facilities on the respective dates of termination and no early termination penalties were incurred by us. At June 30, 2006, the Five Year Facility Credit Agreement was undrawn and available. In addition, at June 30, 2006, our banking/finance operating segment had $320.0 million in available uncommitted short-term bank lines under the Federal Reserve Funds system, the Federal Reserve Bank discount window, and Federal Home Loan Bank short-term borrowing capacity. Our ability to access the capital markets in a timely manner depends on a number of factors including our credit rating, the condition of the global economy, investors’ willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. In extreme circumstances, we might not be able to access this liquidity readily.

Our investment management and related services operating segment has historically financed Class B and certain Class C DCA arising from our U.S., Canadian and European operations through sales to or other arrangements with LFL, a company in which we hold a 49% ownership interest. As noted above, LFL sold substantially all of its DCA to LAFL, an Irish special purpose vehicle formed in December 2005, in which we also hold a 49% ownership interest. Subsequent to the sale to LAFL, DCA originating from our Canadian and European operations are generally financed by a third party. Class B and C share sales commissions that we have financed globally through a sale to LFL during the nine months ended June 30, 2006 were approximately $17.7 million and were related to our first fiscal quarter, as compared to $20.3 million and $98.0 million during the three and nine months ended June 30, 2005. Our ability to access credit facilities, as well as LAFL’s ability to access the securitization market in the future, will directly affect our existing financing arrangements.

Our banking/finance operating segment finances its automotive lending activities through operational cash flows, the issuance of notes under a one-year revolving $250.0 million variable funding note warehouse credit facility, inter-segment loans and by selling its auto loans in securitization transactions with qualified special purpose entities, which then issue asset-backed securities to private investors. Gross sale proceeds from auto loan securitization transactions were $348.3 million for the nine months ended June 30, 2006 and $231.6 million for the nine months ended June 30, 2005. There were no securitization transactions in the three months ended June 30, 2006 and 2005.

The variable funding note (“Variable Funding Note”) balance issued and outstanding under the variable funding note warehouse credit facility, which was entered into in March 2005 and subsequently extended for an additional one-year term in March 2006, was $177.8 million at June 30, 2006. The Variable Funding Note is payable to certain administered conduits and is secured by cash and a pool of automobile loans that meet or will meet certain eligibility requirements. Credit enhancements for the Variable Funding Note require us to provide, as collateral, loans held for sale with a fair value in excess of the principal amount of the Variable Funding Note, as well as to hold in trust additional cash balances to cover certain shortfalls. In addition, we provide a payment provider commitment in an amount not to exceed 4.66% of the pool balance. We also enter into interest-rate swap agreements to mitigate the interest-rate risk, accounted for as freestanding derivatives, between the fixed interest rate on the pool of automobile loans and the floating interest rate being paid on the Variable Funding Note. Our ability to access the securitization and capital markets will directly affect our plans to finance the auto loan portfolio in the future.

Uses of Capital

We expect that the main uses of cash will be to expand our core business, make strategic acquisitions, acquire shares of our common stock, fund property and equipment purchases, pay operating expenses of the business, enhance technology infrastructure and business processes, pay stockholder dividends and repay and service debt.

On June 20, 2006, our Board of Directors declared a regular quarterly cash dividend of $0.12 per share payable on July 14, 2006 to stockholders of record on July 5, 2006.

In May 2001, we received approximately $490.0 million in net proceeds from the sale of $877.0 million principal amount at maturity of the Convertible Notes. The issue price of the Convertible Notes, which were offered to qualified institutional buyers only, represented a yield to maturity of 1.875% per annum excluding any contingent interest. Each of the $1,000 (principal amount at maturity) Convertible Notes was convertible prior to maturity into 9.3604 shares of our common stock (subject to adjustment) following the occurrence of certain specified triggering events. In particular, the Convertible Notes were convertible if, during any calendar quarter, the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter was more than a specified percentage (initially 120% as of the third quarter of fiscal year 2001 and declining 0.084% each quarter thereafter) of the accreted conversion price per share of our common stock on the last trading day of the preceding calendar quarter. Based on this formula, holders were able to convert their Convertible Notes during the quarter ended June 30, 2006 because the closing sale price of our common stock during the quarter ended March 31, 2006 for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the quarter was more than $78.96 (118.40% of $66.69, which was the accreted conversion price per share of our common stock on the last trading day of the quarter). In the three and nine months ended June 30, 2006, holders of the Convertible Notes converted $346.0 million and $870.5 million in aggregate principal amount of Convertible Notes into an aggregate of 3.2 million and 8.1 million shares of our common stock.

On May 19, 2006, we issued a notice of redemption with respect to all outstanding Convertible Notes pursuant to which we would redeem on June 5, 2006 each $1,000 principal amount at maturity of the Convertible Notes then outstanding at a price of $627.93. Prior to the redemption date, the Convertible Notes remained convertible into our common stock at a rate of 9.3604 shares per $1,000 principal amount at maturity of Convertible Notes surrendered for conversion until the close of business on June 1, 2006. Following our notice of redemption, $275.5 million principal amount at maturity of the Convertible Notes were converted into an aggregate of 2.6 million shares of our common stock. On June 5, 2006, we redeemed the remaining $0.6 million principal amount at maturity of the Convertible Notes for cash in the aggregate amount of $0.4 million. Through June 30, 2006, holders had put to us and we had repurchased Convertible Notes with a face value of $6.5 million principal amount at maturity, for their accreted value of $3.9 million, in cash.

In December 2004, the FASB issued Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS 109-2”). The Jobs Act was signed into law on October 22, 2004. Under a provision of the Jobs Act, we may elect to repatriate certain earnings of our foreign-based subsidiaries at a reduced U.S. federal tax rate in either of our fiscal years ended September 30, 2005 or ending September 30, 2006. FSP FAS 109-2 provides guidance on when an enterprise should recognize in its financial statements the effects of the one-time tax benefit of repatriation of foreign earnings under the Jobs Act, and specifies interim disclosure requirements. On January 26, 2006, we completed our evaluation of the repatriation provisions, and a plan to repatriate approximately $2.0 billion of earnings from foreign subsidiaries was approved. Proceeds from the repatriation are expected to be received before September 30, 2006. The proceeds will be reinvested in our U. S. operations prior to October 1, 2010, consistent with the Domestic Reinvestment Plan approved by our Chief Executive Officer and our Board of Directors and the intent of the Jobs Act. As a result of the repatriation, we recorded an income tax charge of $108.5 million during the nine months ended June 30, 2006.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Our contractual obligations are summarized in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005. As of June 30, 2006, there had been no material changes outside the ordinary course in our contractual obligations from September 30, 2005.

In relation to the auto loan securitization transactions that we have entered into with a number of qualified special purpose entities, we are obligated to cover shortfalls in amounts due to the holders of the notes up to certain levels as specified under the related agreements. As of June 30, 2006, the maximum potential amount of future payments related to these obligations was $30.7 million. In addition, our Condensed Consolidated Balance Sheet at June 30, 2006 included a $0.1 million liability to reflect the fair value of certain additional obligations arising from auto securitization transactions.

At June 30, 2006, the banking/finance operating segment had commitments to extend credit aggregating $217.0 million, primarily under its credit card lines, and had issued financial standby letters of credit totaling $2.6 million on which beneficiaries would be able to draw upon in the event of non-performance by our customers, primarily in relation to lease and lien obligations of these banking customers. These standby letters of credit, issued prior to January 1, 2003, were secured by marketable securities with a fair value of $2.9 million as of June 30, 2006 and commercial real estate.

OFF-BALANCE SHEET ARRANGEMENTS

As discussed above, we hold a 49% ownership interest in LAFL, an entity formed in December 2005 to hold substantially all of the remaining unamortized Class B and C DCA balances that had been financed through sales to or other arrangements with its predecessor, LFL, in which we also hold a 49% ownership interest. We account for the ownership interest in these companies using the equity method of accounting. As of June 30, 2006, LFL had approximately $12.9 million in total assets and our exposure to loss related to LFL was limited to the carrying value of our investment, and interest and fees receivable totaling approximately $0.9 million. As of June 30, 2006, LAFL had approximately $448.8 million in total assets and our exposure to loss related to LAFL totaled approximately $220.6 million, representing our maximum exposure under the joint venture agreement. During the three and nine months ended June 30, 2006, we recognized pre-tax income of approximately $0.5 million and $1.2 million for our share of their net income over these periods. Due to our significant interest in both LFL and LAFL, we continue to carry on our balance sheet the DCA originally sold to LFL by our U.S. subsidiary. Neither we nor our U.S. distribution subsidiary retain any direct ownership interest in either the DCA sold directly to a third party or the DCA sold originally to LFL (and subsequently sold by LFL to LAFL or other third party), and therefore, the sold DCA are not available to satisfy claims of our creditors or those of our U.S. distribution subsidiary.

As discussed above, our banking/finance operating segment periodically enters into auto loan securitization transactions with qualified special purpose entities, which then issue asset-backed securities to private investors. Our main objective in entering into securitization transactions is to obtain financing for auto loan activities. Securitized loans held by the securitization trusts totaled $599.3 million at June 30, 2006 and $577.7 million at September 30, 2005.

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

In performing our analyses, we used certain assumptions and estimates, including those related to discount rates and the expected future period of cash flows to be derived from the assets, based on, among other factors, historical trends and the characteristics of the assets. While we believe that our testing was appropriate, if these estimates and assumptions change in the future, we may be required to record impairment charges or otherwise increase amortization expense.

Income Taxes

As a multinational corporation, we operate in various locations outside the United States and generate earnings from our foreign subsidiaries. Aside from the repatriation pursuant to the Jobs Act noted below, it is our intention to continue to indefinitely reinvest the undistributed earnings of foreign subsidiaries. This policy was in effect as of December 31, 2005 based on tax laws then in effect. On January 26, 2006, a plan to repatriate approximately $2.0 billion of these undistributed earnings under the Jobs Act was approved by our Chief Executive Officer and our Board of Directors. Accordingly, as a result of the repatriation, we recorded an income tax charge of $108.5 million during the nine months ended June 30, 2006. However, we have not made a provision for U.S. taxes and have not recorded a deferred tax liability on the remaining $1,470.3 million of cumulative undistributed earnings recorded by foreign subsidiaries as of June 30, 2006. Changes to our policy of reinvesting foreign earnings may have a significant effect on our financial condition and results of operations.

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

Loss Contingencies

We are involved in various lawsuits and claims encountered in the normal course of business. When such a matter arises and periodically thereafter, we consult with our legal counsel and evaluate the merits of the claim based on the facts available at that time. In management’s opinion, an adequate accrual has been made as of June 30, 2006 to provide for any probable losses that may arise from these matters for which we could reasonably estimate an amount. See also Note 11 to our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

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

Evaluating whether related entities are VIEs, and determining if we qualify as the primary beneficiary of these VIEs, is highly complex and involves the use of estimates and assumptions. To determine our interest in the expected losses or residual returns of each VIE, we performed an expected cash flow analysis using certain discount rate and volatility assumptions based on available historical information and management’s estimates. Based on our analysis, we consolidated two VIEs into our financial statements during the nine months ended June 30, 2006. While we believe that our testing and approach were appropriate, future changes in estimates and assumptions may affect our decision to consolidate or deconsolidate VIEs in our financial statements.

RISK FACTORS

Our ability to repatriate foreign earnings at the amount currently anticipated is based on current interpretations of the Jobs Act, timely completion of the planned repatriation and relatively stable foreign exchange rates. Our ability to repatriate undistributed earnings of our non-U.S. subsidiaries, including under our planned repatriation, is subject to current interpretations and compliance with the Jobs Act (including Internal Revenue Code Section 965), as well as the rules and regulations promulgated by, among others, the Internal Revenue Service and the United States Treasury Department. Moreover, changes in the interpretation of these rules and regulations may have an effect on our ability to repatriate foreign earnings. Our inability to timely complete or satisfy the requirements of our planned repatriation could also have a negative impact on our planned repatriation. Regulators in non-U.S. jurisdictions could also place local restrictions on or otherwise impede our ability to repatriate distributable earnings. The amount of distributable dividends available for repatriation is also subject to foreign exchange risk and currency fluctuations that could negatively impact the amount available for repatriation.

We are subject to extensive and often complex, overlapping and frequently changing regulation domestically and abroad. Our investment management and related services business and our banking/finance business are subject to extensive and often complex, overlapping and frequently changing regulation in the United States and abroad, including, among others, securities, banking, accounting and tax laws and regulations. Moreover, financial reporting requirements, and the processes, controls and procedures that have been put in place to address them, are often comprehensive and complex. While management has focused attention and resources on our compliance policies, procedures and practices, non-compliance with applicable laws or rules or regulations, either in the United States or abroad, or our inability to keep up with, or adapt to, an often ever changing, complex regulatory environment could result in sanctions against us, including fines and censures, injunctive relief, suspension or expulsion from a certain jurisdiction or market or the revocation of licenses, any of which could also adversely affect our reputation, prospects, revenues, and earnings. We are subject to federal securities laws, state laws regarding securities fraud, other federal and state laws and rules and regulations of certain regulatory and self regulatory organizations, including those rules and regulations promulgated by, among others, the SEC, NASD, NYSE and the NYSE Arca, and to the extent operations or trading in our securities take place outside the United States, by foreign regulations and regulators, such as the U.K. Listing Authority. Certain of our subsidiaries are registered with the SEC under the Investment Advisers Act of 1940, as amended, and many of our funds are registered with the SEC under the Investment Company Act of 1940, as amended, both of which impose numerous obligations, as well as detailed operational requirements, on our subsidiaries which are investment advisers to registered investment companies. Our subsidiaries, both in the United States and abroad, must comply with a myriad of complex and often changing U.S. and/or foreign regulations, some of which may conflict, including complex U.S. and non-U.S. tax regimes. Additionally, as we expand our operations, sometimes rapidly, into non-U.S. jurisdictions, the rules and regulations of these non-U.S. jurisdictions become applicable, sometimes with short compliance deadlines, and add further regulatory complexity to our ongoing compliance operations. In addition, we are a bank holding company and a financial holding company subject to the supervision and regulation of the Federal Reserve Board, or FRB, and are subject to the restrictions, limitations, or prohibitions of the Bank Holding Company Act of 1956 and the Gramm-Leach-Bliley Act. The FRB may impose additional limitations or restrictions on our activities, including if the FRB believes that we do not have the appropriate financial and managerial resources to commence or conduct an activity or make an acquisition. Further, our subsidiary, Fiduciary Trust, is subject to extensive regulation, supervision and examination by the FDIC and New York State Banking Department, while another of our subsidiaries is subject to oversight by the Office of Thrift Supervision. The laws and regulations of these regulators generally impose restrictions and requirements in connection with a variety of technical, specialized and recently expanding matters and concerns. For example, compliance with anti-money laundering requirements, both domestically and internationally, and the Bank Secrecy Act has taken on heightened importance with regulators as a result of efforts to, among other things, limit terrorism. As we continue to address these requirements or focus on meeting new or expanded ones, we may expend a substantial amount of time and resources, even though our banking/finance business does not constitute our dominant business sector. Moreover, any inability to meet these requirements, within the timeframes set by regulators, may subject us to sanctions or other restrictions by the regulators that impact our broader business.

Regulatory and legislative actions and reforms, particularly those specifically focused on the mutual fund industry, are making the regulatory environment in which we operate more costly and future actions and reforms could adversely impact our assets under management, increase costs and negatively impact our profitability and future financial results. Since 2001, the federal securities laws have been augmented substantially and made significantly more complex by, among other measures, the Sarbanes-Oxley Act of 2002 and the USA Patriot Act of 2001. Moreover, changes in the interpretation or enforcement of existing laws or regulations have directly affected our business. With new laws and changes in interpretation and enforcement of existing requirements, the associated time we must dedicate to, and related costs we must incur in, meeting the regulatory complexities of our business have increased and these outlays have also increased as we expand our business into various non-U.S. jurisdictions. For example, in the past few years following the enactment of the Sarbanes-Oxley Act of 2002, new rules of the SEC, NYSE, NYSE Arca and NASD were promulgated and other rules revised. Among other things, these new requirements have necessitated us to make changes to our corporate governance and public disclosure policies, procedures and practices and our registered investment companies and investment advisers have been required to make similar changes. Compliance activities to meet these new requirements have required us to expend additional time and resources, including without limitation substantial efforts to conduct evaluations required to ensure compliance with the management certification and attestation requirements under the Sarbanes-Oxley Act of 2002, and, consequently, we are incurring increased costs of doing business, which potentially negatively impacts our profitability and future financial results. Moreover, current and pending regulatory and legislative actions and reforms affecting the mutual fund industry, including compliance initiatives, may negatively impact revenues by increasing our costs of accessing or dealing in the financial markets.

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

Future sales of our common stock in the public market could adversely affect our stock price. We cannot predict the effect, if any, that future sales of shares of our common stock or the availability for future sales of shares of our common stock or securities convertible into or exercisable for our common stock will have on the market price of our common stock prevailing from time to time. For example, we have on file with the SEC a shelf registration statement on Form S-3 that provides for the issuance of up to approximately $300 million in aggregate amount of our common stock or debt securities, including without limitation debt securities that may be convertible into, or otherwise exchangeable for, our common stock. Sale, or the availability for sale, of substantial amounts of common stock by us, through the issuance of shares of common stock upon the exercise of stock options or the conversion of convertible securities, or the perception that such sales or issuances could occur, could adversely affect prevailing market prices for our common stock.

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

At June 30, 2006, we have considered the potential impact of a 2% movement in market interest rates in relation to the banking/finance segment interest earning assets, net of interest-bearing liabilities, total debt outstanding and our portfolio of debt securities, individually and in the aggregate. Based on our analysis, we do not expect that this change would have a material impact on our operating revenues or results of operations.

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

We are exposed to equity price fluctuations through securities we hold that are carried at fair value and through investments held by majority-owned sponsored investment products that we consolidate which are also carried at fair value. To mitigate this risk, we maintain a diversified investment portfolio. Our exposure to equity price fluctuations is also minimized as we sponsor a broad range of investment products in various global jurisdictions. The following is a summary of the effect of a 10% increase or decrease in equity prices on our financial instruments subject to equity price fluctuations at June 30, 2006.

(in thousands)	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Current
Investment securities, trading	$340,235	$374,258	$306,211
Investment securities, available-for-sale	528,468	581,315	475,621

Total Current	$868,703	$955,573	$781,832

Banking/Finance
Investment securities, available-for-sale	$190,471	$209,518	$171,424
Non-Current
Investment in equity-method investees	$212,558	$233,814	$191,302
Equities and other	212,703	233,973	191,433

Total Non-Current	$425,261	$467,787	$382,735

Item 4.	Controls and Procedures.

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2006. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of June 30, 2006 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

As previously reported, various subsidiaries of Franklin Resources, Inc. (the “Company”), as well as certain Templeton mutual fund (“Fund”) registrants, have been named in several class action lawsuits originally filed in state courts in Illinois alleging breach of duty with respect to the valuation of the portfolio securities of certain Templeton Funds managed by such subsidiaries, and seeking, among other relief, monetary damages and attorneys’ fees and costs, as follows:

Bradfisch v. Templeton Funds, Inc., et al., Case No. 2003 L 001361, filed on October 3, 2003 in the Circuit Court of the Third Judicial Circuit, Madison County, Illinois; Woodbury v. Templeton Global Smaller Companies Fund, Inc., et al., Case No. 2003 L 001362, filed on October 3, 2003 in the Circuit Court of the Third Judicial Circuit, Madison County, Illinois; Kwiatkowski v. Templeton Growth Fund, Inc., et al., Case No. 03 L 785, filed on December 17, 2003 in the Circuit Court of the Twentieth Judicial Circuit, St. Clair County, Illinois; Parise v. Templeton Funds, Inc., et al., Case no 2003 L 002049, filed on December 22, 2003 in the Circuit Court of the Third Judicial Circuit, Madison County, Illinois.

In April 2005, defendants removed these lawsuits to the United States District Court for the Southern District of Illinois. On July 12, 2005, the court dismissed with prejudice one of these lawsuits, Bradfisch v. Templeton Funds, Inc., et al., and dismissed the remaining three lawsuits on August 25, 2005. Plaintiffs appealed the dismissals to the United States Court of Appeals for the Seventh Circuit (Bradfisch v. Templeton Funds, Inc., et al., Case No. 05-3390, Woodbury v. Templeton Global Smaller Companies Fund, Inc., et al., Case No. 05-3559, Kwiatkowski v. Templeton Growth Fund, Inc., et al., Case No. 05-3558, Parise v. Templeton Funds, Inc., et al., Case No. 05-3586). On May 19, 2006, the Seventh Circuit affirmed the dismissals. Plaintiffs’ subsequent requests to the Seventh Circuit for reconsideration were also denied.

In addition, Franklin Templeton Investments Corp., a subsidiary of the Company and the investment manager of Franklin Templeton’s Canadian mutual funds, has been named in a fourth class action market timing lawsuit in Canada, seeking, among other relief, monetary damages, an order barring any increase in management fees for a period of two years following judgment, and/or attorneys’ fees and costs, as follows: Richardson v. Franklin Templeton Investments Corp., Case No. 05-CV-303069, filed on December 23, 2005 in the Ontario Superior Court of Justice and served on Franklin Templeton Investments Corp. on June 21, 2006.

Management strongly believes that the claims made in the lawsuit identified above are without merit and intends to defend against them vigorously. The Company cannot predict with certainty, however, the eventual outcome of the lawsuit, nor whether it will have a material negative impact on the Company.

The Company is from time to time involved in litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business or financial position.

Other than as noted above and as updated in Part II, Item 1 “Legal Proceedings” in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, there have been no other material changes to the matters discussed in Part I, Item 3 “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

Item 1A.	Risk Factors.

Our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 includes a detailed discussion of our risk factors and our Quarterly Reports on Form 10-Q for the quarters ended December 31, 2005 and March 31, 2006 include an addition to, and certain material amendments and updates to some of, the risk factors set out in our Annual Report on Form 10-K. The information presented below sets out material amendments and certain updates to our prior risk factors included in our previously filed reports, and should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K and prior Quarterly Reports on Form 10-Q.

Future sales of our common stock in the public market could adversely affect our stock price. We cannot predict the effect, if any, that future sales of shares of our common stock or the availability for future sales of shares of our common stock or securities convertible into or exercisable for our common stock will have on the market price of our common stock prevailing from time to time. For example, we have on file with the SEC a shelf registration statement on Form S-3 that provides for the issuance of up to approximately $300 million in aggregate amount of our common stock or debt securities, including without limitation debt securities that may be convertible into, or otherwise exchangeable for, our common stock. Sale, or the availability for sale, of substantial amounts of common stock by us, through the issuance of shares of common stock upon the exercise of stock options or the conversion of convertible securities, or the perception that such sales or issuances could occur, could adversely affect prevailing market prices for our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to the shares of common stock we repurchased during the three months ended June 30, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2006 through April 30, 2006	—	$—	—	9,821,139
May 1, 2006 through May 31, 2006	3,235,900	88.26	3,235,900	6,585,239
June 1, 2006 through June 30, 2006	6,563,110	86.10	6,563,110	22,129

Total	9,799,010	$86.81	9,799,010	22,129

Under our stock repurchase program, we can repurchase shares of our common stock from time to time in the open market and in private transactions in accordance with applicable laws and regulations, including without limitation applicable federal securities laws. From time to time we have announced the existence of the Company’s continuing policy of purchasing shares of its common stock, including announcements made in March 2000, August 2002, May 2003, August 2003 and July 2006. From fiscal year 2002 through June 30, 2006, our Board of Directors had authorized and approved the repurchase of up to 30.0 million shares under our stock repurchase program, of which 22,129 shares remained available for repurchase at June 30, 2006. In July 2006, our Board of Directors authorized the Company to purchase, from time to time, up to an aggregate of 10.0 million shares of our common stock in addition to any remaining shares then available pursuant to the prior existing authorization of our Board of Directors. This stock repurchase authorization was announced by the Company in a press release issued on July 10, 2006. Our stock repurchase program is not subject to an expiration date.

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

FRANKLIN RESOURCES, INC. (Registrant)

Date: August 9, 2006	By:	/s/ JAMES R. BAIO
James R. Baio Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
Exhibit 3(i)(a)	Registrant’s Certificate of Incorporation, as filed November 28, 1969, incorporated by reference to Exhibit (3)(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (File No. 001-09318) (the “1994 Annual Report”).

Exhibit 3(i)(b)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed March 1, 1985, incorporated by reference to Exhibit (3)(ii) to the 1994 Annual Report.

Exhibit 3(i)(c)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed April 1, 1987, incorporated by reference to Exhibit (3)(iii) to the 1994 Annual Report.

Exhibit 3(i)(d)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed February 2, 1994, incorporated by reference to Exhibit (3)(iv) to the 1994 Annual Report.

Exhibit 3(i)(e)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed on February 4, 2005, incorporated by reference to Exhibit (3)(i)(e) to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318).

Exhibit 3(ii)	Registrant’s Amended and Restated By-laws of Franklin Resources, Inc. adopted October 11, 2005, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on October 14, 2005 (File No. 001-09318).

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).