Form 10-K
period 2006-09-30
FRANKLIN RESOURCES INC
filed 2006-12-20
CIK 38777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 001-09318

FRANKLIN RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-2670991
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Franklin Parkway, San Mateo, California	94403
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 312-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.10 per share	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

                    ☐  YES    ☒  NO

The aggregate market value of the voting common equity (“common stock”) held by non-affiliates of the registrant, as of March 31, 2006 (the last business day of registrant’s second quarter of fiscal year 2006), was approximately $16.2 billion based upon the last sale price reported for such date on the New York Stock Exchange. For purposes of this calculation, shares of common stock held by executive officers and directors of the registrant and by persons who hold more than 5% of the outstanding shares of common stock have been treated as shares held by affiliates. However, such treatment should not be construed as an admission that any such person is an “affiliate” of the registrant. The registrant has no non-voting common equity.

Number of shares of the registrant’s common stock outstanding at November 30, 2006: 253,537,899

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the registrant’s definitive proxy statement for its annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after September 30, 2006, are incorporated by reference into Part III of this report.

PART I

Forward-looking Statements. In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve a number of known and unknown risks, uncertainties and other important factors, including the risks and other factors discussed in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), that could cause the actual results and outcomes to differ materially from any future results or outcomes expressed or implied by such forward-looking statements. When used in this report, words or phrases generally written in the future tense and/or preceded by words such as “will”, “may”, “could”, “expect”, “believe”, “anticipate”, “intend”, or other similar words are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Moreover, statements in Risk Factors, MD&A and elsewhere in this report that speculate about future events are “forward-looking statements”. While forward-looking statements are our best prediction at the time that they are made, you should not rely on them. If a circumstance occurs after the date of this Annual Report on Form 10-K that causes any of our forward-looking statements to be inaccurate, we do not have an obligation, and we undertake no obligation, to announce publicly the change to our expectations, or to make any revision to our forward-looking statements, unless required by law.

Item 1.	Business.

GENERAL

Franklin Resources, Inc. (“Franklin Resources, Inc.” or the “Company”) is an investment management company, which is regulated as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and has elected to be a financial holding company under the Gramm-Leach-Bliley Act (the “GLB Act”). Through our wholly-owned direct and indirect subsidiaries, we provide investment management and fund administration services (“investment management services”) to open-end and closed-end investment companies (including our own family of retail mutual funds), institutional accounts, high net-worth families, individuals and separate accounts in the United States (“U.S.”) and internationally. Our “sponsored investment products” include a broad range of domestic (U.S.) and global/international equity, hybrid, fixed-income and money market mutual funds, as well as other investment products, which are sold to the public under the Franklin, Templeton, Mutual Series, Bissett, Fiduciary Trust and Darby brand names. As of September 30, 2006, we had $511.3 billion in assets under our management with approximately 17.7 million billable shareholder accounts worldwide. In support of our primary business and operating segment, we provide investment management services and other related services, including shareholder services, transfer agency, underwriting, distribution, custodial, trustee and other fiduciary services (collectively “investment management and related services”). In our secondary business and operating segment, banking/finance, we provide clients with select retail-banking and consumer lending services through our bank subsidiaries. The common stock of the Company is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “BEN” and on the London Stock Exchange under the ticker symbol “FRK”, and is included in the Standard & Poor’s 500 Index. The “Franklin® Templeton® Investments” brand name refers to Franklin Resources, Inc. and its subsidiaries (collectively “Franklin Templeton Investments”). In this report, words such as “we”, “us”, “our” and similar terms collectively refer to Franklin Resources, Inc. and its subsidiaries.

COMPANY HISTORY AND ACQUISITIONS

Franklin Templeton Investments and its predecessors have been engaged in the investment management and related services business since 1947. Franklin Resources, Inc. was incorporated in Delaware in November 1969. We originated our mutual fund business with the Franklin family of funds, which is now known as the Franklin Funds. We expanded our business, in part, by acquiring companies engaged in the investment management and/or related services business.

In October 1992, we acquired substantially all of the assets and liabilities of the investment management and related services business of Templeton, Galbraith & Hansberger Ltd. This acquisition added the Templeton family of funds to our organization. The Templeton funds are known for their international and global investment strategies and value style of investing.

In November 1996, we acquired certain assets and liabilities of Heine Securities Corporation, which provided investment management services to various accounts and investment companies, including Mutual Series Fund Inc., now known as Franklin Mutual Series Fund Inc. (“Mutual Series”). Mutual Series is known for its value oriented equity funds.

We expanded our business in Korea in July 2000 when we purchased all of the remaining outstanding shares of a Korean asset management company, Ssangyong Templeton Investment Trust Management Co., Ltd. (currently known as Franklin Templeton Investment Trust Management Co., Ltd.), in which we previously held a partial interest. With assets under management of approximately $3.6 billion in Korea as of September 30, 2006, we are now one of the larger independent foreign money managers in that country.

We acquired all of the outstanding shares of Bissett & Associates Investment Management Ltd. (“Bissett”) in October 2000. Bissett now operates as part of our Canadian subsidiary, Franklin Templeton Investments Corp. With the addition of Bissett, we added Bissett’s family of mutual funds to our existing Canadian based funds (some of which we previously acquired as part of the Templeton family of funds) and expanded our investment management services throughout Canada to a broad range of clients, including institutional clients such as pension plans, municipalities, universities, charitable foundations and private clients.

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

In July 2002, our subsidiary, Franklin Templeton Asset Management (India) Private Limited, acquired all of the outstanding shares of Pioneer ITI AMC Limited (“Pioneer”). Pioneer was an Indian asset management company that had approximately $800 million in assets under management as of the purchase date. The acquisition has made us one of the largest private sector asset managers in India, with assets under management of approximately $5 billion, and approximately 1.9 million shareholder accounts, as of September 30, 2006.

In October 2003, we acquired Darby Overseas Investments, Ltd. and Darby Overseas Partners, L.P. (collectively, “Darby”). We had previously owned 12.66% of Darby. Darby, based in Washington, D.C., sponsors and manages funds for institutional investors and high net-worth individuals that invest primarily in emerging markets, private equity and mezzanine finance transactions, including regional and specialized sector funds.

In July 2006, we completed the purchase of all of the remaining interests in a Brazilian asset management company, Bradesco Templeton Asset Management Ltda., in which we previously held a partial interest. Upon acquisition, the company was renamed Franklin Templeton Investimentos (Brasil) Ltda. and is licensed to manage investment products in Brazil. The acquisition resulted in the addition of approximately $0.2 billion in assets under management as of the acquisition date.

LINES OF BUSINESS

I.	Investment Management and Related Services

We derive substantially all of our revenues from providing investment management and related services to our retail mutual funds, and to institutional, high net-worth and separately-managed accounts and other investment products. Our revenues depend to a large extent on the amount of assets under management. Underwriting and distribution fees, also a large source of revenue, consist of sales charges and commissions derived from sales of our sponsored investment products and distribution fees. When used in this report, unless the context otherwise makes clear, the term “funds” means all of the Franklin, Templeton, Mutual Series, and Bissett mutual funds; similarly, unless the context otherwise makes clear, “sponsored investment products” means all of the funds together with closed-end investment companies, foreign-based investment products, and other U.S. and international private, institutional, high net-worth and separate accounts.

A.	Assets Under Management (“AUM”)

Fees for providing investment management and fund administration services (“investment management fees”), a large source of our revenue, are generally based upon the monetary value of assets in the accounts that we advise. As of September 30, 2006, the types of assets under management by investment category held by investors on a worldwide basis were:

Type of Asset	Value in Billions	% Total of AUM
Equity
Growth potential, income potential or various combinations thereof	$302.0	59.1%

Fixed-Income
Both long-term and short-term	$112.4	22.0%

Hybrid
Asset allocation, balanced, flexible and income-mixed funds	$90.6	17.7%

Money Market
Short-term liquid assets	$6.3	1.2%

Broadly speaking, the change in the net assets of the sponsored investment products depends primarily upon two factors: (1) the increase or decrease in the market value of the securities held in the portfolio of investments; and (2) the level of sales (inflows) as compared to the level of redemptions (outflows). We are subject to the risk of asset volatility, resulting from changes in the domestic and global financial and equity markets. In addition, because we generally derive higher revenues and income from our equity assets, a shift in assets from equity to fixed-income and hybrid funds reduces total revenue and, thus, net income. Despite such a risk of volatility, we believe that we are more competitive as a result of the greater diversity of sponsored investment products available to our customers.

B.	Types of Investment Management and Related Services

A majority of our revenues are derived from providing investment management and related services to our sponsored investment products. We advise, manage and implement the investment and administrative activities necessary to operate our U.S.-registered open-end and closed-end funds or series, separately-managed accounts and our many non-U.S. based sponsored investment products.

1.	Investment Management Services

We earn investment management fees by providing investment management services pursuant to agreements with each sponsored investment product, including each fund, or, if applicable, each person or legal entity acting on behalf of a sponsored investment product. This business is primarily conducted through our direct and indirect subsidiaries, including, among others, the following:

Fiduciary International, Inc., a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), provides investment management services to certain of our sponsored investment products, including separate accounts for institutional clients;

Fiduciary Investment Management International, Inc., a registered investment adviser under the Advisers Act, provides investment management services to separate accounts for institutional and private clients;

Fiduciary Trust, a New York state-chartered bank, provides investment management, custody and related services to high net-worth individuals, families and institutions;

Fiduciary Trust Company of Canada (“FTCC”), a registered foreign equivalent investment adviser with many of the Canadian provincial and territorial securities commissions, provides investment management services to certain Canadian registered retail funds and to separate accounts for private clients primarily in Canada;

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

Franklin Templeton Asset Management (India) Private Limited, an “Asset Management Company” approved by the Securities and Exchange Board of India, provides investment management services to certain of our funds and to institutional and private accounts in India and other jurisdictions;

Franklin Templeton Asset Management S.A., a registered foreign equivalent investment adviser in France, provides investment management services to certain of our funds and separate accounts;

Franklin Templeton Institutional, LLC (“FTI”), a registered investment adviser under the Advisers Act, provides investment management services to institutional clients and certain of our sponsored investment products;

Franklin Templeton Investimentos (Brasil) Ltda., a registered foreign equivalent of an investment adviser in Brazil, provides investment management services to certain of our sponsored investment products and separate accounts in Brazil;

Franklin Templeton Investment Management Limited, a registered foreign equivalent investment adviser in the U.K. and a registered investment adviser under the Advisers Act, provides investment management services to certain of our investment companies registered in the United States and in foreign jurisdictions, including Europe, and separate accounts;

Franklin Templeton Investment Trust Management Co., Ltd., a registered foreign equivalent investment adviser in Korea, provides investment management services to equity and fixed income products;

Franklin Templeton Investments (Asia) Limited, a registered investment adviser under the Advisers Act and a foreign equivalent of an investment adviser in Hong Kong, provides investment management services to certain of our sponsored investment products and to institutional and private accounts in Hong Kong and other jurisdictions;

Franklin Templeton Investments Australia Limited, a registered foreign equivalent investment adviser in Australia, provides investment management services to institutional clients in Australia;

Franklin Templeton Investments Corp., a registered foreign equivalent investment adviser with many of the Canadian provincial and territorial securities commissions, a mutual fund broker/dealer with the Ontario Securities Commission and Alberta Securities Commission and an investment adviser under the Advisers Act, provides investment management and related services to Canadian registered retail funds and investment management services to certain institutional and separate accounts;

Franklin Templeton Investments Japan Limited, an authorized manager in Japan which is a registered foreign equivalent investment adviser, provides investment management services to certain of our funds and separate accounts in Japan and manages and sub-advises Japan equity funds that are sold in other regions;

Franklin Templeton Portfolio Advisors, Inc., a registered investment adviser under the Advisers Act, provides investment management services to separate accounts and in connection with third party broker/dealer separately managed accounts or “wrap fee” programs;

Templeton Asset Management Ltd., a registered investment adviser under the Advisers Act and a registered foreign equivalent investment adviser in Singapore and Hong Kong, provides investment management services to certain Templeton “developing market” funds and portfolios, and investment management services to institutional and private accounts in Singapore, Hong Kong and other jurisdictions;

Templeton Global Advisors Limited, a registered investment adviser under the Advisers Act and a registered foreign equivalent investment adviser in The Bahamas, provides investment management services to certain of our funds and institutional and separate accounts; and

Templeton Investment Counsel, LLC, a registered investment adviser under the Advisers Act, provides investment management services to certain of our funds and to institutional and private accounts.

Our subsidiaries conducting investment management services perform investment research and determine which securities the U.S.-registered open-end and closed-end funds will purchase, hold or sell under the supervision and oversight of the funds’ boards of directors or trustees. In addition, these subsidiaries take all steps necessary to implement such decisions, including selecting brokers and dealers and executing and settling trades in accordance with detailed criteria set forth in the management agreement for each fund, internal policies, and applicable law and practice. In addition, certain of our subsidiaries provide similar investment management services to a number of non-U.S. open-end and closed-end investment companies. We also provide certain investment management services to U.S. and non-U.S. separate and institutional accounts.

Generally, the funds themselves have no paid employees. Through our subsidiaries, including Franklin Templeton Companies, LLC and Franklin Templeton Services, LLC (“FTS”), we provide and pay the salaries of personnel who serve as officers of our U.S.-registered open-end and closed-end funds, including the administrative personnel necessary to conduct such funds’ day-to-day business operations. FTS either provides or arranges for the provision of: office space, telephone, office equipment and supplies; trading desk facilities (unless these facilities are provided by another subsidiary); authorization of expenditures and approval of bills for payment; preparation of annual and semi-annual reports to fund shareholders, notices of dividends, capital gains distributions and tax credits, and other regulatory reports; the daily pricing of fund investment portfolios, including collecting quotations from pricing services; accounting services, including preparing and supervising publication of daily net asset value quotations, periodic earnings reports and other financial data; services to ensure compliance with securities regulations, including recordkeeping requirements; preparation and filing of tax reports; the maintenance of accounting systems and controls; and other administrative services. In some cases FTS is compensated, based on a percentage of assets under management, under separate administration agreements with the funds. In other cases, FTS is compensated by our investment management subsidiary from the fees received from our funds and clients. The funds generally pay their own expenses, such as external legal, custody and independent audit fees, U.S. Securities and Exchange Commission (“SEC”) and state registration fees and other related expenses. The funds also share in board and shareholder meeting and reporting costs.

Our investment management services include fundamental investment research and valuation analyses, including original economic, political, industry and company research (including the utilization of such sources as company public records and activities, management interviews, company prepared information, and other publicly available information, as well as company visits and inspections), and analyses of suppliers, customers and competitors. In addition, research services provided by brokerage firms are used to support our findings.

Investment management services are provided pursuant to agreements in effect with each of our U.S.-registered open-end and closed-end funds. Agreements are in effect with foreign-registered funds and separate and institutional accounts. In general, the investment management agreements for our U.S.-registered open-end and closed-end funds must be renewed each year (after an initial two year term), and must be specifically approved at least annually by a vote of each fund’s board of directors or trustees as a whole and separately by the directors/trustees that are not interested persons of such fund under the Investment Company Act of 1940, as amended (the “ '40 Act”), or by a vote of the holders of a majority of such fund’s outstanding voting securities. Foreign-registered funds and separate and institutional accounts have various termination rights, and review and renewal provisions.

Under the majority of investment management agreements, the U.S.-registered open-end and closed-end funds pay us a fee payable monthly in arrears based upon a fund’s average daily net assets. Annual fee rates under the various global investment management agreements generally range from 0.15% to a maximum of 2.50% and are often reduced as net assets exceed various threshold levels.

We use a “master/feeder” fund structure in certain situations. This structure allows an investment adviser to manage a single portfolio of securities at the “master fund” level and have multiple “feeder funds” that invest all of their respective assets into the master fund. Individual and institutional shareholders invest in the “feeder funds” which can offer a variety of service and distribution options. A management fee typically is charged at the master fund level, and administrative and shareholder servicing fees are charged at the feeder fund level, although with certain funds all fees may be charged at the feeder fund level only.

Each U.S. investment management agreement between certain of our subsidiaries and each fund automatically terminates in the event of its “assignment”, as defined in the '40 Act. In addition, either party may terminate the agreement without penalty after written notice ranging from 30 to 60 days. If agreements representing a significant portion of our assets under management were terminated, it would have a material adverse impact on us. To date, none of our agreements with any of our retail funds has been involuntarily terminated.

Our investment management agreements permit us to provide investment management services to more than one fund so long as our ability to render services to each of the funds is not impaired, and so long as purchases and sales of portfolio securities for various advised funds are made on an equitable basis.

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

A significant portion of our revenues under the investment management and related services operating segment are generated from providing underwriting and distribution services. Franklin/Templeton Distributors, Inc. (“FTDI”), a wholly-owned subsidiary of the Company, acts as the principal underwriter and distributor of shares of most of our U.S.-registered open-end funds. Certain of our foreign subsidiaries provide underwriting and distribution services to our non-U.S.-registered funds in Canada and in Europe. We earn underwriting and distribution fees primarily by distributing the funds pursuant to distribution agreements between FTDI and the funds. Under each distribution agreement, we offer and sell the fund’s shares on a continuous basis and pay certain costs associated with underwriting and distributing the fund’s shares, including the costs of developing and producing sales literature and printing prospectuses, which may be then either partially or fully reimbursed by the funds.

Most of our U.S. and non-U.S.-registered retail funds are distributed with a multi-class share structure. We adopted this share structure to provide investors with greater sales charge alternatives for their investments. Class A shares represent a traditional fee structure whereby, in most cases, the investor pays a commission at the time of purchase unless minimum investment criteria are met. Class B shares, which are available in some of our non-U.S. funds, have no front-end sales charges, but instead have a declining schedule of sales charges (called contingent deferred sales charges) if the investor redeems within a number of years from the original purchase date. The U.S. funds that had offered Class B shares ceased offering these shares to new investors and existing shareholders effective during the quarter ended March 31, 2005. Existing Class B shareholders may continue to exchange shares into Class B shares of different funds. Existing Class B shareholders may also continue to reinvest dividends on Class B shares in additional Class B shares. Class C shares have no front-end sales charges, but do have a back-end sales charge for redemptions within 12 months from the date of purchase. Class R shares are available for purchase by certain retirement, college savings and health savings plan accounts in the United States only. Outside of the United States, we offer additional share classes to respond to local needs.

In the United States, we offer Advisor Class shares in many of our funds, and we offer Class Z shares in the Mutual Series funds on a limited basis, both of which have no sales charges. Franklin Global Trust offers eight series of funds, seven of which are sold with no sales charge primarily to high net-worth or institutional investors. The Advisor and Class Z shares are available to our current and former officers, trustees, directors and full-time employees and are also offered to institutions and to investment management clients (both affiliated and unaffiliated) who have assets held in accounts managed by an investment management subsidiary of the Company. In the United States, we also sell money market funds to investors without a sales charge. Under the terms and conditions described in the prospectuses or the statements of additional information for some funds, certain investors can purchase shares at net asset value or at reduced sales charges. In addition, investors may generally exchange their shares of a fund at net asset value for shares within the same class of another fund without having to pay additional sales charges. Outside the United States, we offer share classes similar to the Advisor Class shares to certain types of investors, although depending upon the fund and the country(ies) in which the fund is domiciled and/or may be offered the non-U.S. share class may be offered on a more restrictive or less restrictive basis than the similar U.S. Advisor Class shares.

Some of our insurance product funds offered for sale in the United States offer a three-class share structure, Class 1, Class 2, and Class 3 shares, which are offered at net asset value without a sales charge directly to insurance company separate accounts (the shareholder).

Globally, we offer types of share classes based on the local needs of the investors in a particular market. In the majority of cases, investors in any class of shares within the United States or globally may exchange their shares for a like class of shares in another fund, subject to certain fees that may apply.

The following table summarizes the sales charges and distribution and service fee structure that generally apply to various share classes of our U.S.-registered retail funds; however, there are exceptions to this schedule for some funds.

Sales Charges and Distribution and Service Fees that Generally Apply to U.S.-Registered Retail Funds

U.S. Retail Funds	Class A Shares	Class B Shares (c)	Class C Shares (d)	Class R Shares
Maximum Sales Charge at Time of Investment
Equity	5.75%(a)	0.0%	0.0%	0.0%
Fixed-income	4.25%(a)	0.0%	0.0%	0.0%

Contingent Deferred Sales Charge	None.(b)	4% maximum declining to zero after 6 years of each investment.	1% if share-holder sells shares within 12 months of investment.	None.
Maximum Yearly Rule 12b-1 Plan Fees
Equity	0.35%	1.00%	1.00%	0.50%
Fixed-income
Taxable	0.25%	0.65%	0.65%	0.50%
Tax-free	0.10%	0.65%	0.65%	0.0%

Types of Investors That May Purchase This Share Class	Any.	See Note(c) below.	Any.	See Note(f) below.

U.S. Retail Funds	Advisor Class Shares	Class Z Shares (e)
Sales Charge at Time of Investment	None.	None.
Equity
Fixed-income

Contingent Deferred Sales Charge	None.	None.

Yearly Rule 12b-1 Plan Fees	None.	None.
Types of Investors That May Generally Purchase This Share Class	Current and former officers, trustees, directors and full-time employees of Franklin Templeton Investments; institutional clients and investment management clients who have assets held in accounts managed by an investment management subsidiary of the Company.	Current and former officers, trustees, directors and full-time employees of Franklin Templeton Investments; institutional clients and investment management clients who have assets held in accounts managed by an investment management subsidiary of the Company.

(a)	Reductions in the maximum sales charges may be available depending upon the amount invested and the type of investor. In some cases noted in each fund’s prospectus or statement of additional information, certain investors may invest in Class A shares at net asset value (with no load). In connection with certain of these no-load purchases, FTDI may make a payment out of its own resources to a broker/dealer involved with that sale.
(b)	For net asset value purchases over $1 million, a contingent deferred sales charge of 1.00% may apply to shares redeemed within 18 months.
(c)	Class B shares convert to Class A shares after eight years of ownership. In the United States, the U.S. funds that had offered Class B shares ceased offering these shares to new investors and existing shareholders effective during the quarter ended March 31, 2005. Existing Class B shareholders may continue to exchange shares into Class B shares of different funds. Existing Class B shareholders may also continue to reinvest dividends on Class B shares in additional Class B shares.
(d)	FTDI pays a 1.00% broker/dealer commission to broker/dealers of record of Class C shares. FTDI recovers a portion of the amount it pays to broker/dealers by retaining certain Rule 12b-1 fees assessed during the first 12 months and from collecting contingent deferred sales charges on any redemptions made within 12 months of the time of sale.
(e)	When the Company entered into investment management contracts for the Mutual Series funds, the outstanding shares of Mutual Series funds were reclassified as Class Z shares on October 31, 1996. Current shareholders who held shares of any Mutual Series funds on October 31, 1996 may continue to purchase Class Z shares of any Mutual Series fund. Class Z shareholders may exchange into Class A shares of other funds at net asset value, which are subject to Rule12b-1 fees. FTDI may make a payment out of its own resources to a broker/dealer involved in selling Class Z shares.
(f)	The types of investors that may purchase Class R shares include employer sponsored retirement plans, any trust or plan established as part of a qualified tuition program under Section 529 of the Internal Revenue Code of 1986, as amended, and Health Reimbursement Accounts and Health Savings Accounts, either as a direct investment or as a separate or managed account.

Our non-U.S.-registered funds, including Corporate Class shares offered in Canada, have various sales charges and fee structures that are not discussed in this report.

The distribution agreements with the U.S.-registered funds generally provide for FTDI to pay commission expenses for sales of fund shares to broker/dealers. These broker/dealers receive various sales commissions and other fees from FTDI, including fees from the investors in the funds and the funds themselves, for services in matching investors with funds whose investment objectives match such investors’ goals and risk profiles. Broker/dealers may also receive fees for their assistance in explaining the operations of the funds, in servicing the investor’s account, reporting and various other distribution services. Fund shares are sold primarily through a large network of independent intermediaries, including broker/dealers, banks and other similar financial advisers. We are heavily dependent upon these distribution channels and business relationships. FTDI may make payments to certain broker/dealers who provide marketing support services, which may include business planning assistance, advertising, educating broker/dealer personnel about the funds and shareholder financial planning needs, placement on the broker/dealer’s list of offered funds, and access to sales meetings, sales representatives and management representatives of the broker/dealer. There is increasing competition for access to these channels, which has caused our distribution costs to rise and could cause further increases in the future as competition continues and service expectations increase. As of September 30, 2006, over 3,400 local, regional, and national securities brokerage firms offered shares of our U.S.-registered funds for sale to the investing public. In the United States, we have approximately 90 general wholesalers who, together with other wholesalers working with Franklin Templeton Portfolio Advisors, Inc. and retirement plans, interface with the broker/dealer community.

Most of the U.S.-registered funds, with the exception of certain of our money market funds, have adopted distribution plans (the “Plans”) under Rule 12b-1 promulgated under the '40 Act (“Rule 12b-1”). The Plans are established for an initial term of one year and, thereafter, must be approved annually by each fund’s board of directors or trustees and by a majority of its directors or trustees who are not interested persons of the fund under the '40 Act (the “disinterested fund directors/trustees”). All of these Plans are subject to termination at any time by a majority vote of the disinterested fund directors/trustees or by the particular fund shareholders. Fees from the Plans are paid primarily to third-party broker/dealers who provide services to the shareholder accounts and engage in distribution activities. The Plans permit the funds to bear certain expenses relating to the distribution of their shares, such as expenses for marketing, advertising, printing and sales promotion. FTDI may also receive reimbursement from the funds for various expenses that FTDI incurs in distributing the funds, such as marketing, advertising, printing and sales promotion, subject to the Plans’ limitations on amounts. Each fund has a percentage limit for these types of expenses based on average daily net assets under management.

Similar arrangements exist with the distribution of our global funds and where, generally, the distributor of the funds in the local market arranges for and pays commissions.

Class C shares are generally more costly to us in the year of sale, but they allow us to be competitive by increasing our presence in various distribution channels. Historically, Class B and certain of our Class C deferred commission assets (“DCA”) arising from our U.S., Canadian and European operations have been financed through sales to or other arrangements with a company in which we hold a 49% ownership interest. The holder of the 51% ownership interest in this company is a subsidiary of an international banking institution which is not affiliated with the Company. Repayments under these financing arrangements are limited to the asset-based distribution fees paid by the funds pursuant to the distribution agreements the funds have with their distributors and to the contingent deferred sales charges collected in connection with early redemptions. The U.S. funds that had offered Class B shares ceased offering these shares to new investors and existing shareholders effective during the quarter ended March 31, 2005. As of December 2005, our DCA have been financed generally by an independent third party.

The sales commissions and payments below, payable to qualifying broker/dealers and other intermediaries, generally apply to our U.S.-registered retail funds; however, there are exceptions to this schedule for some funds.

Sales Commissions and Other Payments Paid to Qualifying Broker/Dealers and Other Intermediaries that Generally Apply to U.S.-Registered Retail Funds

U.S. Retail Funds	Class A Shares		Class C Shares		Class R Shares
Maximum Broker/Dealer Commission at Time of Investment
Equity	5.00%		1.00%		0.0%
Fixed-income	4.00%		1.00%		0.0%

Maximum Yearly Rule 12b-1 Plan Fees
Equity	0.25	%(a)	1.00	%(b)	0.50%
Fixed-income
Taxable	0.25	%(a)	0.65	%(c)	0.50%
Tax-free	0.10%		0.65	%(c)	0.0%

(a)	The fees referenced above generally apply; however, there are certain individual funds that may apply a different fee structure, including certain equity funds whose Rule 12b-1 fees are 0.35% and certain taxable fixed-income funds whose Rule 12b-1 fees are 0.15%.
(b)	FTDI retains a fee equal to 0.75% and pays 0.25% to the broker/dealer on the average assets in the account for the first 12 months following the sale, after which the full Rule 12b-1 fee is paid to the broker/dealer.
(c)	FTDI retains a fee equal to 0.50% and pays 0.15% to the broker/dealer on the assets in the account for the first 12 months following the sale, after which the full Rule 12b-1 fee is paid to the broker/dealer.

Two of the three share classes of our insurance product funds also have adopted a distribution plan under Rule 12b-1. Class 2 and Class 3 shares allow the fund to pay FTDI, the fund’s underwriter, the insurance company or others for distribution, including servicing; Class 3 shares, which are offered by three of the insurance funds, may also assess a 1.00% redemption fee when contract owners redeem units of interest from an insurance company sub-account held for less than 60 days. The Rule 12b-1 distribution fees are generally assessed quarterly at the current annual rate of 0.25% of the average daily net assets of the class.

Our foreign subsidiaries that provide underwriting and distribution services for our non-U.S.-registered funds pay various sales commissions and other payments to qualifying broker/dealers and other intermediaries that are not discussed in this report.

FTDI and/or its affiliates may make the following additional payments out of FTDI’s or its affiliates’ own assets to broker/dealers that sell shares of our funds:

Marketing support payments. FTDI may make payments to certain broker/dealers who are holders or dealers of record for accounts in one or more of our funds. A broker/dealer’s marketing support services may include business planning assistance, advertising, educating broker/dealer personnel about the funds and shareholder financial planning needs, placement on the broker/dealer’s list of offered funds, and access to sales meetings, sales representatives and management representatives of the broker/dealer. FTDI compensates broker/dealers differently depending upon, among other factors, sales and assets levels, redemption rates and the level and/or type of marketing and educational activities provided by the broker/dealer. Such compensation may include financial assistance to broker/dealers that enable FTDI to participate in and/or present at conferences or seminars, sales or training programs for invited registered representatives and other employees, client and investor events and other broker/dealer-sponsored events. These payments may vary depending upon the nature of the event. FTDI, on an annual basis, determines whether to continue such payments. In the case of any one broker/dealer, marketing support payments will not exceed the sum of 0.10% of that broker/

dealer’s current year’s total sales of our funds and 0.05% (or 0.03%) of the total assets of equity (or fixed income) funds attributable to that broker/dealer, on an annual basis. The statement of additional information for each fund provides a list of broker/dealers that receive such marketing support payments. Marketing support payments made to organizations located outside the United States, with respect to investments in a fund by non-U.S. persons, may exceed the above-stated limitations.

Transaction support payments. FTDI may pay ticket charges of up to $20 per purchase or exchange order placed by a broker/dealer or one time payments for ancillary services, such as setting up funds on a broker/dealer’s fund trading system.

Other payments. From time to time, FTDI, at its expense, may make additional payments to broker/dealers that sell or arrange for the sale of shares of the funds. FTDI routinely sponsors due diligence meetings for registered representatives during which they receive updates on various funds and are afforded the opportunity to speak with portfolio managers. Invitation to these meetings is not conditioned on selling a specific number of shares. Those who have shown an interest in our funds, however, are more likely to be considered. To the extent permitted by their firm’s policies and procedures, registered representatives’ expenses in attending these meetings may be covered by FTDI.

Other compensation may be offered to the extent not prohibited by state laws or any self-regulatory agency, such as the National Association of Securities Dealers, Inc. (the “NASD”). FTDI makes payments for events it deems appropriate, subject to FTDI’s guidelines and applicable law.

3.	Shareholder and Transfer Agency Services

One of our subsidiaries, Franklin Templeton Investor Services, LLC (“FTIS”), provides shareholder record keeping services and acts as transfer agent and dividend-paying agent for the U.S.-registered open-end funds. FTIS is registered with the SEC as a transfer agent under the Securities Exchange Act of 1934, as amended. Generally, FTIS is compensated under an agreement with each fund on the basis of an annual per account fee, which varies with the fund and the type of services being provided. FTIS also is reimbursed for out-of-pocket expenses. In some instances, certain funds compensate FTIS based on assets under management. Other subsidiaries provide the same services to the funds offered for sale in Canada, Europe, Asia and other non-U.S. regions under similar fee arrangements.

FTIS may also pay servicing fees, which are reimbursed by the funds, in varying amounts to certain financial institutions (primarily to help offset costs associated with client account maintenance support, statement preparation and transaction processing) that: (i) maintain omnibus accounts with the fund in the institution’s name on behalf of numerous beneficial owners of fund shares; or (ii) provide support for fund shareholder accounts by sharing account data with FTIS through the National Securities Clearing Corporation (“NSCC”) networking system. FTIS will also receive a fee from the funds for services provided in support of beneficial owners and NSCC networking system accounts.

C.	High Net-Worth Investment Management and Related Services

Through Fiduciary Trust (including its trust company subsidiaries), we provide investment management services to, among others, high net-worth individuals and families. Similarly, through our Canadian high net-worth business unit, FTCC, we provide investment management services and offer sponsored investment products to high net-worth individuals and families. At Fiduciary Trust, these services, that focus on managing family wealth from generation to generation, include wealth management, estate planning, private funds, private banking, tax and custody services. Our high net-worth client business seeks to maintain relationships that span generations and help families plan the most appropriate method of intergenerational wealth transfer.

Individual client assets are typically held in accounts separately managed by individual portfolio managers. These portfolio managers determine asset allocation and stock selection for client accounts, taking into consideration each client’s specific long-term objectives while utilizing our macroeconomic and individual stock research.

We offer clients personalized attention and estate planning expertise in an integrated package of services known as Family Resource Management® (“FRM”). Services under FRM provide clients with an integrated strategy to optimize wealth accumulation and maximize after-tax wealth transfer to the next generation. These services include advice concerning strategic planning and asset allocation, management, and custody and reporting. Evaluation of third party investment management products or services is performed by the Strategic Advisory Group.

D.	Institutional Management

We provide a broad array of investment management services to institutional clients, focusing on foundations, endowment funds and government and corporate pension funds. Our subsidiaries offer a wide range of both domestic and international equity, fixed-income and specialty strategies through a variety of investment vehicles, including separate and commingled accounts and open-end and closed-end domestic and offshore funds.

We operate our institutional business under the trade name “Franklin Templeton Institutional”. Through various legal entities, including FTI, we distribute and market globally the different investment management capabilities of our various investment management subsidiaries under the Franklin, Templeton, Mutual Series, Bissett, Fiduciary Global Advisors and Darby brand names. We primarily attract new institutional business through our strong relationships with pension and management consultants, and through additional mandates from our existing client relationships.

The Retirement Group, a division of FTDI, works closely with sponsors of defined contribution plans, including 401(k) plans, bundled defined contribution plans, variable annuity products and individual retirement accounts (“IRAs”). This business unit allows us to focus on expanding sales of our asset management capabilities to the U.S. retirement industry by offering a number of investment options, including sub-advised portfolios, funds, education savings plans and variable insurance trusts.

E.	Separately-Managed Accounts

Through Franklin Templeton Portfolio Advisors, Inc., which does business as Franklin Portfolio Advisors and Templeton Portfolio Advisors, we provide investment management services through third party broker/dealer “wrap fee” programs. Another of our subsidiaries, Templeton/Franklin Investment Services, Inc., also serves as a direct marketing broker/dealer for institutional investors for certain of our funds. Through our various subsidiaries, we also market and distribute our sponsored investment products to individually managed and separate accounts.

F.	Trust and Custody

Through various trust company subsidiaries, including Fiduciary Trust, we offer a wide range of investment management and related services, including trust services, custody and administration, estate planning, tax planning, and private banking, to high net-worth individuals, families, foundations and institutional clients in the United States and abroad. In addition, we also offer our clients a series of other services, including foreign exchange, performance measurement, securities lending and brokerage services. We provide planned giving administration and related custody services for non-profit organizations, including pooled income funds, charitable remainder trusts, charitable lead trusts and gift annuities, for which we may or may not act as trustee.

Our other subsidiaries involved in the trust business, either as trust companies or companies investing in trust companies, include: Fiduciary Investment Corporation, which is incorporated under the New York State Banking Law and serves as an indirect holding company for several of our trust company subsidiaries; FTCC, a trust company incorporated under the Trust and Loan Companies Act in Canada; Fiduciary Trust International of the South, a Florida state-chartered limited purpose trust company; Fiduciary Trust International of California, a California state-chartered limited purpose trust company; Fiduciary Trust International of Delaware, a Delaware state-chartered limited purpose trust company; FTCI (Cayman) Ltd., an offshore trust company holding an unrestricted trust license in the Cayman Islands; and Franklin Templeton Bank & Trust, F.S.B. (“FTB&T”), a chartered federal savings bank. All of the trust companies referenced above have full trust powers. FTB&T, among other functions, exercises full trust powers and serves primarily as custodian of IRAs and business retirement plans.

G.	Private Equity Investment Management

Darby is primarily engaged in sponsoring and managing investment funds that invest in private equity and mezzanine finance transactions in emerging markets in Asia, Latin America and Central/Eastern Europe. Darby offers these investment funds through private placements to institutional and high net-worth individual investors.

H.	Summary of Our Sponsored Investment Products

Our sponsored investment products are offered to retail, institutional, high net-worth and separate account clients, which include individual investors, qualified groups, trustees, tax-deferred (such as IRAs in the United States and retirement saving plans, or RSPs, in Canada) or money purchase plans, employee benefit and profit sharing plans, trust companies, bank trust departments and institutional investors. Clients in our sponsored investment products were located in approximately 150 countries at September 30, 2006.

1.	Investment Objectives

The sponsored investment products that we offer accommodate a variety of investment goals, spanning the spectrum of our clients’ risk tolerance – from capital appreciation (with our more growth-oriented products) to capital preservation (with our fixed-income offerings). In seeking to achieve such objectives, each portfolio emphasizes different strategies and invests in different types of securities.

Our equity investment products include some that are considered value-oriented, others that are considered growth-oriented, and some that use a combination of growth and value characteristics, generally identified as blend or core products. Value investing focuses on identifying companies that our research analysts and portfolio managers believe are undervalued based on a number of different factors, usually put in the context of historical ratios such as price-to-earnings or price-to-book value; however, we also consider the future earnings potential of each individual company on a multi-year basis. Our growth portfolios maintain a philosophy of identifying future drivers of growth that are not reflected in a company’s current stock price, as determined by our research analysts and portfolio managers. Paramount to all of our different equity products is the incorporation of independent, fundamental research through our own in-house investment professionals. Our approach, across the variety of equity products we manage, emphasizes bottom-up stock selection within a disciplined portfolio construction process, and is complimented with our ongoing assessment of risk at both the security and portfolio levels.

Portfolios seeking income generally focus on one or more of the following securities: taxable and tax-exempt money market instruments; tax-exempt municipal bonds; global fixed-income securities; and fixed-income debt securities of corporations, of the U.S. government and its sponsored agencies and instrumentalities, such as the Government National Mortgage Association, the Federal National Mortgage

Association and the Federal Home Loan Mortgage Corporation, or of the various states in the United States. Still others focus on investments in particular countries and regions, such as emerging markets.

2.	Types of Sponsored Investment Products

As of September 30, 2006 we had $511.3 billion in assets under management. Our U.S.-registered open-end funds (excluding our insurance products trust) accounted for $279.6 billion of our assets under management. As of September 30, 2006, the net assets under management of our five largest funds were Franklin Income Fund ($46.9 billion), Templeton Growth Fund ($32.1 billion), Mutual Shares Fund ($19.2 billion), Templeton Foreign Fund ($18.1 billion) and Franklin California Tax-Free Income Fund ($13.7 billion). These five funds represented, in the aggregate, approximately 25% of all sponsored investment product assets under management.

Franklin Templeton Variable Insurance Products Trust, our insurance products trust, offers 22 funds to U.S. investors, with assets of $28.3 billion as of September 30, 2006. Our insurance products funds are available as investment options through variable insurance contracts. Most of these funds have been fashioned after some of our more popular U.S. retail funds offered to the general public and are managed, in most cases, by the same investment advisors.

We also provide investment management and related services to a number of closed-end investment companies whose shares are traded on various major U.S. stock exchanges. Our U.S. closed-end funds accounted for $4.5 billion of our assets under management. On a company-wide basis, institutional, separate and high net-worth accounts accounted for $101.2 billion of assets under management.

In addition, $81.9 billion of our assets under management were held in open-end and closed-end funds and other accounts that are sold outside of the United States, and whose investment objectives vary, but are primarily international and global equity-oriented. We provide investment management, marketing and distribution services to SICAV (Société d’Investissement à Capital Variable) funds and umbrella unit trusts organized in Luxembourg and Ireland, respectively, which are distributed in non-U.S. market places, as well as to locally organized funds in various countries outside the United States. In some countries, we offer products for the particular local market. For example, in the People’s Republic of China, Franklin Templeton Sealand Fund Management Co., Ltd., an unconsolidated Sino-foreign joint venture fund management company established by Templeton International, Inc. and a local securities firm, Sealand Securities Co., Ltd., to manage local assets for Chinese investors, had approximately $400 million of assets under management at September 30, 2006.

Our sponsored investment products include portfolios managed for some of the world’s largest corporations, endowments, charitable foundations, pension funds, wealthy individuals and other institutions. We use various investment techniques to focus on specific client objectives for these specialized portfolios.

The following table shows the various types of our U.S.-registered open-end funds and dedicated insurance product funds as of September 30, 2006, and is categorized using the investment classifications set forth below:

U.S.-REGISTERED OPEN-END FUNDS (a)

CATEGORY (and approximate amount of assets under management, as of September 30, 2006) In Billions	INVESTMENT CLASSIFICATIONS	NO. OF MUTUAL FUNDS	NO. OF INSURANCE PRODUCT FUNDS

I. EQUITY FUNDS ($177.8)

A. Capital Appreciation Funds ($29.6)	Seeks capital appreciation; dividends are not a primary consideration.

1. Aggressive Growth Funds	Invests primarily in common stocks of small, growth companies.	5	1

2. Growth Funds	Invests primarily in common stocks of well-established companies.	15	2

3. Sector Funds	Invests primarily in companies in related fields.	8	2

B. World Equity Funds ($100.0)	Invests primarily in stocks of non-U.S. companies.

1. Emerging Market Funds	Invests primarily in companies based in developing regions of the world.	2	1

2. Global Equity Funds	Invests primarily in equity securities traded worldwide, including those of U.S. companies.	11	2

3. International Equity Funds	Invests primarily in equity securities of companies located outside the United States.	6	1

4. Regional Equity Funds	Invests in companies based in a specific part of the world.	2	0

C. Total Return Funds ($48.2)	Seeks a combination of current income and capital appreciation.

1. Growth and Income Funds	Invests primarily in common stocks of established companies with the potential for growth and a consistent record of dividend payments.	9	5

2. Income Equity Funds	Invests primarily in equity securities of companies with good dividend-paying records.	1	0

II. HYBRID FUNDS ($52.4)	Invests in a mix of equities, fixed-income securities, and derivative instruments.

A. Asset Allocation Funds ($0.4)	Invests in various asset classes including, but not limited to, equities, fixed-income securities, and money market instruments.	17	1

CATEGORY (and approximate amount of assets under management, as of September 30, 2006) In Billions	INVESTMENT CLASSIFICATIONS	NO. OF MUTUAL FUNDS	NO. OF INSURANCE PRODUCT FUNDS

B. Income-Mixed Funds ($52.0)	Invests in a variety of income-producing securities, including equities and fixed-income instruments.	8	1

III. TAXABLE BOND FUNDS ($20.3)

A. High Yield Funds ($3.0)	Invests two-thirds or more of their portfolios in lower-rated U.S. corporate bonds (Baa or lower by Moody’s and BBB or lower by Standard & Poor’s rating services).	2	1

B. World Bond Funds ($4.4)	Invests in debt securities offered by foreign companies and governments.

1. Global Bond Funds: General	Invests in debt securities worldwide with no stated average maturity or an average maturity of five years or more.	1	2

2. Global Bond Funds: Short Term	Invests in debt securities worldwide with an average maturity of one to five years.	1	0

3. Other World Bond Funds	Invests in international bond and emerging market debt securities, such as foreign government and corporate debt instruments.	1	0

C. Government Bond Funds ($8.1)	Invests in U.S. government bonds of varying maturities.

1. Government Bond Funds: Intermediate Term	Invests two-thirds or more of their portfolios in U.S. government securities with an average maturity of five to ten years.	0	1

2. Government Bond Funds: Short Term	Invests two-thirds or more of their portfolios in U.S. government securities with an average maturity of one to five years.	1	0

3. Mortgage-Backed Funds	Invests two-thirds or more of their portfolios in pooled mortgage-backed securities.	3	0

D. Strategic Income Funds ($2.5)	Invests in a combination of U.S. fixed-income securities.	4	1

E. Corporate Bond Funds ($2.3)	Seeks current income by investing in high-quality debt securities issued by U.S. corporations.

1. Corporate Bond Funds: Short Term	Invests two-thirds or more of their portfolios in U.S. corporate bonds with an average maturity of one to five years.	2	0

CATEGORY (and approximate amount of assets under management, as of September 30, 2006) In Billions	INVESTMENT CLASSIFICATIONS	NO. OF MUTUAL FUNDS	NO. OF INSURANCE PRODUCT FUNDS

IV. TAX-FREE BOND FUNDS ($53.0)

A. State Municipal Bond Funds ($37.0)	Invests primarily in municipal bonds issued by a particular state.

1. State Municipal Bond Funds: General	Invests primarily in single-state municipal bonds with an average maturity of greater than five years or no specific stated maturity. The income from these funds is largely exempt from federal as well as state income tax for residents of the state.	29	0

2. State Municipal Bond Funds: Short Term	Invests primarily in single-state municipal bonds with an average maturity of one to five years. The income from these funds is largely exempt from federal as well as state income tax for residents of the state.	2	0

B. National Municipal Bond Funds ($16.0)	Invests primarily in bonds of various municipal issuers in the United States.

1. National Municipal Bond Funds: General	Invests primarily in municipal bonds with an average maturity of more than five years or no specific stated maturity.	4	0

2. National Municipal Bond Funds: Short Term	Invests primarily in municipal bonds with an average maturity of one to five years.	1	0

V. MONEY MARKET FUNDS ($4.4)

A. Taxable Money Market Funds ($3.6)	Invests in short-term, high-grade money market securities with average maturities of 90 days of less.

1. Taxable Money Market Funds: Non-Government	Invests primarily in a variety of money market instruments, including certificates of deposit from larger banks, commercial paper, and bankers’ acceptances.	6	1

B. Tax-Exempt Money Market Funds ($0.8)	Invests in short-term municipal securities and must have average maturities of 90 days or less.

1. National Tax-Exempt Money Market Funds	Invests in short-term securities of various U.S. municipal issuers.	1	0

2. State Tax-Exempt Money Market Funds	Invests primarily in short-term securities of municipal issuers in a single state to achieve tax-free income for residents of the state.	2	0

The following table sets forth the types of our non-U.S. open-end funds as of September 30, 2006 and is categorized by investment classifications and sales region.

NON-U.S. OPEN-END FUNDS (a)

CATEGORY (and approximate amount of assets under management, as of September 30, 2006) In Billions	INVESTMENT CLASSIFICATIONS	NO. OF MUTUAL FUNDS BY SALES REGION

I. EQUITY FUNDS ($53.1)

A. Global/International Equity ($50.5)	Invests in securities of companies traded world-wide, including foreign and U.S. companies.	Asia Pacific: Canada: U.K./Europe: Latin America:	37 20 39 3

B. Domestic (U.S.) Equity ($2.6)	Invests in equity securities of U.S. companies.	Asia Pacific: Canada: U.K./Europe:	1 5 12

II. FIXED-INCOME FUNDS ($19.8)

A. Global/International Fixed- Income ($11.2)	Invests world-wide in debt securities offered by foreign companies and governments. These funds may invest assets in debt securities offered by companies located in the United States.	Asia Pacific: Canada: U.K./Europe:	31 5 13

B. Domestic (U.S.) Fixed-Income ($8.6)	Invests in debt securities offered by U.S. companies and the U.S. government and/or municipalities located in the United States.	Asia Pacific: Canada: U.K./Europe:	2 2 5

III. HYBRID FUNDS ($3.2)	Invests in a mix of global equity, fixed-income securities and derivative instruments.	Asia Pacific: Canada: U.K./Europe:	20 6 10

IV. TAXABLE MONEY FUNDS ($1.9)	Invests in securities issued or guaranteed by domestic or global governments or agencies.	Asia Pacific: Canada: U.K./Europe:	4 4 2

(a)	Does not include the Franklin Templeton Global Fund, the Fiduciary Emerging Markets Bond Fund plc, and fund-of-funds. For purposes of this table, we consider the sales region to be where a fund is based and primarily sold and not necessarily the region where a particular fund is invested. Many funds are also distributed across different sales regions (e.g., SICAV funds are based, primarily sold in, and, therefore, considered to be within the U.K./Europe sales region, although also distributed in the Asia Pacific sales region), but are only designated a single sales region in the table.

3.	Fund Introductions, Mergers and Liquidations

In an effort to address changing market conditions and evolving investor needs, we periodically introduce new funds, merge existing funds or liquidate existing funds. During the fiscal year ended September 30, 2006 (“fiscal year 2006”), we introduced a number of funds within the United States, Canada and other non-U.S. regions.

In the United States, we selectively added 7 funds to the retail product lineup during fiscal year 2006. For the growing retirement marketplace, we added the Franklin Templeton 2015, 2025, 2035 and 2045 Retirement Target Funds. We also launched the Franklin Balanced Fund, for conservative investors seeking growth of capital and income, the Franklin Global Real Estate Fund to address interest in global real estate investing, and the Templeton BRIC Fund, the first U.S.-registered mutual fund to focus on the growing markets of Brazil, Russia, India and China.

In Canada, we converted the Bissett American Equity Fund into the Franklin Templeton U.S. Rising Dividends Fund and we also introduced a Corporate Class version of the Franklin Templeton U.S. Rising Dividends Fund. We also introduced the Templeton Global Income Fund to meet the continued demand for income generating products. In September 2006, we launched the Franklin Templeton Managed Yield Class and the Franklin Templeton Short-Term Yield Class. These funds generate earnings that are treated as capital gains, thus providing clients with a higher after-tax return. To meet market demand in the institutional and high net-worth spaces, we converted the Bissett American Bond Trust into the Bissett Long Term Bond Trust and we launched the Bissett Balanced Trust.

In other non-U.S. regions, we strategically launched new core funds and investment products that address the unique needs of local markets. In Europe, we continued to expand our local product offering through the introduction of six new SICAV funds. To expand our product range, a fund of funds SICAV also has been launched offering three different investment funds. In the U.K., we continued to expand our product range, launching a Global REIT Fund in April.

In India, four new closed-end fixed income sub-funds, one new closed-end equity sub-fund and one new open-end equity sub-fund were introduced to provide investors with choices in their asset allocations. The Templeton India Equity Income Fund, an open-end equity fund, was the first fund launched in India to take advantage of the liberalization of investments in foreign securities by funds in India. In other country specific markets, including Australia, Brazil, Korea, and Singapore, we initiated new products to support these expanding businesses. Darby launched regional mezzanine funds in Asia and Central/Eastern Europe, and with Hana Bank established the Korea Emerging Infrastructure Fund in Korea.

During fiscal year 2006, the following fund mergers and liquidations, among others, occurred: one U.S.-registered open-end fund was merged into another U.S.-registered open-end fund; one “529” portfolio was liquidated; one insurance product fund matured and was liquidated; three non-U.S.-registered open-end funds were merged into other non-U.S.-registered open-end funds; and 27 non-U.S.-registered open-end funds were liquidated. In Canada, we merged the Franklin World Telecom Fund, Franklin World Telecom Fund Corporate Class and Franklin Technology Fund into Franklin Technology Corporate Class and we also merged Franklin U.S. Large Cap Growth Fund, Franklin U.S. Large Cap Growth Fund Corporate Class and Franklin Flex Cap Growth Fund into Franklin Flex Cap Growth Corporate Class. Further, in Canada, we also merged Franklin World Growth Fund into Franklin World Growth Corporate Class and we closed the Templeton Retirement Equity Trust. In India, one sub-fund matured and, in Hong Kong, one local guarantee fund matured.

II.	Banking/Finance

Our secondary business segment is banking/finance, which offers select retail-banking and consumer lending services.

One of our subsidiaries, Fiduciary Trust, a New York state-chartered bank, is insured by the Federal Deposit Insurance Corporation (“FDIC”), and provides private banking services primarily to high net-worth clients who maintain trust, custody and/or management accounts with Fiduciary Trust in the United States. Fiduciary Trust’s private banking and credit products include, among others, loans secured by marketable securities, foreign exchange services, deposit accounts and other banking services. Fiduciary Trust also offers investment management, custody and related services to institutional accounts and high net-worth individuals and families.

Another of our subsidiaries, Franklin Capital Corporation (“FCC”), engages primarily in the purchase, securitization and servicing of retail installment sales contracts (“automobile contracts”) originated by independent automobile dealerships. FCC is incorporated and headquartered in Utah and conducts its business primarily in the Western region of the United States. As of September 30, 2006, FCC’s total assets included $427.6 million of outstanding automobile contracts and $2.4 million in other fixed term assets. During fiscal year 2006, FCC securitized approximately $348.2 million of automobile contract receivables for which it maintains servicing rights. As of September 30, 2006, FCC was servicing $514.8 million of receivables that had been securitized to date. See Note 8 in the Notes to Consolidated Financial Statements.

Our securitized automobile contracts business is subject to marketplace fluctuation and competes with businesses with significantly larger portfolios. Auto loan portfolio losses can be influenced significantly by trends in the economy and credit markets, which reduce borrowers’ ability to repay loans. A more detailed analysis of loan losses and delinquency rates in our consumer lending and dealer auto loan business is contained in Note 7 in the Notes to Consolidated Financial Statements. See also “Risk Factors” below.

Our subsidiary FTB&T, with total assets of $143.3 million, as of September 30, 2006, provides deposit accounts insured by the FDIC and general consumer loan products, such as credit card loans, unsecured loans, loans secured by marketable securities, mortgage loans, debit card products and auto loans. FTB&T (formerly known as Franklin Bank) became chartered as a federal savings bank on May 1, 2000 when the Office of Thrift Supervision (the “OTS”) approved FTB&T’s application to convert from a California state banking charter to a federal thrift charter. Immediately following the conversion of FTB&T’s state charter to a federal thrift charter, Franklin Templeton Trust Company, a California chartered trust company, was merged into FTB&T and continues to perform its prior activities as a division of FTB&T.

Our other banking subsidiaries include, among others, FTCI (Cayman) Ltd., which is an offshore trust company that holds an unrestricted trust license in the Cayman Islands.

FINANCIAL INFORMATION ABOUT SEGMENTS AND GEOGRAPHIC AREAS

Certain financial information by business segment and geographic area is contained in Note 17 in the Notes to Consolidated Financial Statements (in Item 8 of Part II of this Form 10-K), which is incorporated herein by reference.

REGULATORY CONSIDERATIONS

Virtually all aspects of our business, including those conducted through our various subsidiaries, are subject to various federal, state, and foreign regulation and supervision. Domestically, we are subject to regulation and supervision by, among others, the SEC, the NASD, the Federal Reserve Board (the “FRB”), the FDIC, the OTS and the New York State Banking Department (“NYSBD”). Globally, we are subject to regulation and supervision by, among others, the Office of the Superintendent of Financial Institutions Canada as well as provincial and territorial regulators of financial services and securities and the Mutual Fund Dealers Association of Canada, the Monetary Authority of Singapore, the Securities Commission of The Bahamas, the Financial Services Authority in the U.K., the Irish Financial Services Regulatory Authority, the Commission de Surveillance du Secteur Financier in Luxembourg, the Autorité des Marchés Financiers in France, the Federal Financial Supervisory Authority in Germany, the Commissione Nazionale per le Società e la Borsa in Italy, the Comisión Nacional del Mercado de Valores in Spain, the Autoriteit Financiële Markten in The Netherlands, the Finansinspektionen in Sweden, the Swiss Federal Banking Commission, the Dubai Financial Services Authority, the Securities and Futures Commission of Hong Kong, the Korean Ministry of Finance and Economy, the Financial Supervisory Commission and the Financial Supervisory Services in Korea, the Securities and Exchange Board of India, the China Securities Regulatory Commission, the Taiwan Securities and Futures Bureau, the Ministry of Finance, and the

Commerce Department, Ministry of Economic Affairs in Taiwan, the Financial Services Agency in Japan, the Australian Securities and Investment Commission in Australia, the Brazilian Securities and Exchange Commission in Brazil, and the Comision Nacional Bancaria y de Valores in Mexico. The Advisers Act imposes numerous obligations on our subsidiaries, which are registered in the United States as investment advisers, including record keeping, operating and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. The ‘40 Act imposes similar obligations on the investment companies that are advised by our subsidiaries. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act and the ‘40 Act, ranging from fines and censure to termination of an investment adviser’s registration.

The Company and many of the investment companies advised by our various subsidiaries are subject to federal securities laws and state securities and corporate laws, including those affecting corporate governance, such as the Sarbanes-Oxley Act of 2002 and rules adopted by the SEC. As an NYSE-listed company, we are also subject to the rules of the NYSE, including its corporate governance standards. The federal securities laws have also been augmented by other measures, including the USA Patriot Act of 2001.

Since 1993, the NASD Conduct Rules have limited the amount of aggregate sales charges which may be paid in connection with the purchase and holding of investment company shares sold through broker/dealers. The effect of the rule is to limit the amount of fees that could be paid pursuant to a fund’s Rule 12b-1 Plan to FTDI, our principal underwriting and distribution subsidiary in the United States, which earns underwriting commissions on the distribution of fund shares in the United States.

Following the acquisition of Fiduciary Trust in April 2001, the Company registered as a bank holding company under the BHC Act and became subject to supervision, regulation and examination by the FRB. The Company also has elected to be a financial holding company. Under FRB policy, a bank holding company, including a financial holding company, is expected to act as a source of financial strength to each of its banking subsidiaries. In addition, bank holding companies should pay cash dividends on common stock only out of income available from the previous fiscal year and only if prospective earnings retention is consistent with anticipated future needs and financial condition.

The FRB also has adopted a system of risk-based capital guidelines to evaluate the capital adequacy of most bank holding companies, including the Company. Under these guidelines, the Company currently is well capitalized. In addition, each of Fiduciary Trust and FTB&T is well capitalized as of September 30, 2006, as such term is defined by the FDIC and OTS, respectively. A depository institution generally is prohibited from making capital distributions, including paying dividends, or paying management fees to a holding company if the institution would thereafter be undercapitalized. Moreover, undercapitalized institutions may not accept, renew or roll over brokered deposits. Bank regulators are required to take prompt corrective action to resolve any problems associated with insured depository institutions, including Fiduciary Trust and FTB&T, whose capital levels become undercapitalized. The GLB Act, however, generally prohibits the FRB from imposing similar capital requirements on regulated non-bank subsidiaries of a financial holding company.

Pursuant to the GLB Act, a bank holding company may also elect to become a financial holding company to engage in a broader range of activities that are financial in nature, including securities underwriting, dealing and market making, securitizing assets, sponsoring mutual funds and investment companies, engaging in insurance underwriting and brokerage activities and investing (without providing routine management) in companies engaged in nonfinancial activities. To qualify as a financial holding company, each of a bank holding company’s domestic subsidiary banks and other depository institution subsidiaries, which are not subject to an exemption, must be and remain at all times well capitalized and well managed. In addition, each such subsidiary must have achieved at least a “satisfactory” rating under the Community Reinvestment Act (“CRA”) in the evaluation preceding the financial holding company election. We elected to become a financial holding company in 2001, and, accordingly, FTB&T is subject to CRA requirements, although Fiduciary Trust is exempt from such requirements because it qualifies as a special purpose bank. If, however, we do not continue to meet all of the requirements for status as a financial holding company, we would, depending on which requirement is not met, be required to (i) cause Fiduciary Trust or FTB&T to meet such requirement and, in the meantime, seek prior FRB approval to undertake certain new activities or certain banking and non-banking acquisitions, or (ii) either discontinue our banking (but not our thrift) business, or discontinue those activities not generally permissible for bank holding companies.

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

The operations and activities of Fiduciary Trust are subject to extensive regulation, supervision and examination by the FDIC and NYSBD while the operations and activities of our other subsidiaries, including FTB&T, are subject to oversight by the OTS and various state regulators. The laws and regulations of these regulators generally impose restrictions and requirements, with which we must comply, on capital adequacy, management practices, liquidity, branching, earnings, loans, dividends, investments, reserves against deposits and the provision of services.

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

COMPETITION

The financial services industry is highly competitive and has increasingly become a global industry. There are approximately 8,000 open-end investment companies of varying sizes, and with varying investment policies and objectives, whose shares are being offered to the public in the United States. Due to our international presence and varied product mix, it is difficult to assess our market position relative to other asset managers on a worldwide basis, but we believe that we are one of the more widely diversified asset managers in the United States. We believe that our equity and fixed-income asset mix coupled with our global presence will serve our competitive needs well over the long term. We continue to focus on the performance of our investment products, service to customers and extensive marketing activities through our strong broker/dealer and other financial institution distribution network as well as with high net-worth customers. We believe that performance, diversity of products and customer service, along with fees and costs, are the primary methods of competition in the asset management industry.

We face strong competition from numerous asset management companies, mutual fund, stock brokerage and investment banking firms, insurance companies, banks, savings and loan associations and other financial institutions, which offer a wide range of financial and investment management services to the same institutional accounts, separate accounts and high net-worth customers that we are seeking to attract. Over the past decade, a significant number of new asset management firms and investment products have been established, increasing competition. Many of our competitors have long-standing and established relationships with broker/dealers and investment adviser customers. Others have focused on, offer and market specific product lines, which are able to provide strong competition to certain of our asset classes, since we have a broad range of products. In recent years, there also has been a trend of consolidation in the financial services industry, resulting in stronger competitors, some with greater financial resources and broader distribution channels than our own.

We rely largely on intermediaries to distribute and sell our fund shares. We have and continue to pursue sales relationships with all types of intermediaries to broaden our distribution network. We have experienced increased costs related to maintaining our distribution channels and we anticipate that this trend will continue. A failure to maintain strong business relationships with the major intermediaries who currently distribute our products may also impair our distribution and sales operations. Any inability to access and successfully sell our products to clients through third-party distribution channels could have a negative effect on our level of assets under management, related revenues and overall business and financial condition.

We maintain an award winning Internet platform to compete with the rapidly developing and evolving capabilities being offered with this technology. However, technology is subject to rapid change and we cannot guarantee that our competitors may not implement more advanced Internet platforms for their products, which could affect our business.

As investor interest in the mutual fund industry has increased, competitive pressures have increased on sales charges of broker/dealer distributed funds. We believe that, although this trend will continue, a significant portion of the investing public still relies on the services of the broker/dealer or financial adviser community, particularly during weaker market conditions.

We believe that we are well positioned to deal with changes in marketing trends as a result of our already extensive advertising activities and broad based marketplace recognition. We conduct significant advertising and promotional campaigns through various media sources to promote brand recognition. We advertise in major financial publications, as well as on radio and television to promote brand name recognition and to assist our distribution network. Such activities include purchasing network and cable programming, sponsorship of sporting events, and extensive newspaper and magazine advertising.

Diverse and strong competition affects the banking/finance segment of our business as well, and limits the fees that can be charged for our services. For example, in our banking/finance segment we compete with many types of institutions for consumer loans, including the finance subsidiaries of large automobile manufacturers, which offer from time to time special incentives to stimulate automobile sales, including no-interest loans. These product offerings by our competitors limit the interest rates that we can charge on consumer loans.

INTELLECTUAL PROPERTY

We have used, registered, and/or applied to register certain trademarks, service marks and trade names to distinguish our sponsored investment products and services from those of our competitors in the United States and in foreign countries and jurisdictions, including, but not limited to, Franklin®, Templeton®, Bissett®, Mutual Series®, Fiduciary™ and Darby®. Our trademarks, service marks and trade names are important to us and, accordingly, we enforce our trademark, service mark and trade name rights in the United States and abroad. The Franklin Templeton Investments brand has been, and continues to be, extremely well received both in our industry and with our clients, reflecting the fact that our brand, like our business, is based in part on trust and confidence. If our brand is harmed, our future business prospects may be affected.

EMPLOYEES

As of September 30, 2006, we employed approximately 8,000 employees and operated offices in 29 countries. We consider our relations with our employees to be satisfactory.

AVAILABLE INFORMATION

The Company files reports with the SEC, including current and periodic reports, proxy statements and other information filed or furnished to the SEC from time to time. The public may read and copy any of these filings at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including the Company, who file electronically with the SEC, at http://www.sec.gov. Additional information about the Company can also be obtained at our website at www.franklintempleton.com under “Investor Relations” on the “Our Company” page. We make available free of charge on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

We are subject to extensive and often complex, overlapping and frequently changing regulation domestically and abroad. Our investment management and related services business and our banking/finance business are subject to extensive and often complex, overlapping and frequently changing regulation in the United States and abroad, including, among others, securities, banking, accounting and tax laws and regulations. Moreover, financial reporting requirements, and the processes, controls and procedures that have been put in place to address them, are often comprehensive and complex. While management has focused attention and resources on our compliance policies, procedures and practices, non-compliance with applicable laws or rules or regulations, conflicts of interest requirements or fiduciary principles, either in the United States or abroad, or our inability to keep up with, or adapt to, an often ever changing, complex regulatory environment could result in sanctions against us, including fines and censures, injunctive relief, suspension or expulsion from a certain jurisdiction or market or the revocation of licenses, any of which could also adversely affect our reputation, prospects, revenues, and earnings.

We are subject to federal securities laws, state laws regarding securities fraud, other federal and state laws and rules and regulations of certain regulatory and self regulatory organizations, including those rules and regulations promulgated by, among others, the SEC, the NASD and the NYSE, and to the extent operations or trading in our securities take place outside the United States, by foreign regulations and regulators, such as the U.K. Listing Authority. Certain of our subsidiaries are registered with the SEC under the Investment Advisers Act of 1940, as amended, and many of our funds are registered with the SEC under the Investment Company Act of 1940, as amended, both of which impose numerous obligations, as well as detailed operational requirements, on our subsidiaries which are investment advisers to registered investment companies. Our subsidiaries, both in the United States and abroad, must comply with a myriad of complex and often changing U.S. and/or foreign regulations, some of which may conflict, including complex U.S. and non-U.S. tax regimes. Additionally, as we expand our operations, sometimes rapidly, into non-U.S. jurisdictions, the rules and regulations of these non-U.S. jurisdictions become applicable, sometimes with short compliance deadlines, and add further regulatory complexity to our ongoing compliance operations.

In addition, we are a bank holding company and a financial holding company subject to the supervision and regulation of the Federal Reserve Board, or FRB, and are subject to the restrictions, limitations, or prohibitions of the Bank Holding Company Act of 1956, as amended, and the Gramm-Leach-Bliley Act. The FRB may impose additional limitations or restrictions on our activities, including if the FRB believes that we do not have the appropriate financial and managerial resources to commence or conduct an activity or make an acquisition. Further, our subsidiary, Fiduciary Trust, is subject to extensive regulation, supervision and examination by the FDIC and New York State Banking Department, while other subsidiaries are subject to oversight by the Office of Thrift Supervision and various state regulators. The laws and regulations imposed by these regulators generally involve restrictions and requirements in connection with a variety of technical, specialized and recently expanding matters and concerns. For example, compliance with anti-money laundering and Know-Your-Customer requirements, both domestically and internationally, and the Bank Secrecy Act has taken on heightened importance with regulators as a result of efforts to, among other things, limit terrorism. At the same time, there has been increased regulation with respect to the protection of customer privacy and the need to secure sensitive customer information. As we continue to address these requirements or focus on meeting new or expanded ones, we may expend a substantial amount of time and resources, even though our banking/finance business does not constitute our dominant business sector. Moreover, any inability to meet these requirements, within the timeframes set by regulators, may subject us to sanctions or other restrictions by the regulators that impact our broader business.

Regulatory and legislative actions and reforms are making the regulatory environment in which we operate more costly and future actions and reforms could adversely impact our assets under management, increase costs and negatively impact our profitability and future financial results. Since 2001, the federal securities laws have been augmented substantially and made significantly more complex by, among other measures, the Sarbanes-Oxley Act of 2002 and the USA Patriot Act of 2001. Moreover, changes in the interpretation or enforcement of existing laws or regulations have directly affected our business. With new laws and changes in interpretation and enforcement of existing requirements, the associated time we must dedicate to, and related costs we must incur in, meeting the regulatory complexities of our business have increased and these outlays have also increased as we expand our business into various non-U.S.

jurisdictions. For example, in the past few years following the enactment of the Sarbanes-Oxley Act of

2002, new rules of the SEC, NYSE and NASD were promulgated and other rules revised. Among other things, these new requirements have necessitated us to make changes to our corporate governance and public disclosure policies, procedures and practices and our registered investment companies and investment advisers have been required to make similar changes. In addition, complex accounting and financial reporting requirements have been implemented in the past several years pursuant to the Sarbanes-Oxley Act of 2002 and the rules of the SEC and the Public Company Accounting Oversight Board, which apply across differing legal entities within our corporate structure and varied geographical and/or jurisdictional areas in which we operate. Compliance activities to meet these new requirements have required us to expend additional time and resources, including without limitation substantial efforts to conduct evaluations required to ensure compliance with the management certification and attestation requirements under the Sarbanes-Oxley Act of 2002, and, consequently, we are incurring increased costs of doing business, which potentially negatively impacts our profitability and future financial results. Moreover, any potential accounting or reporting error, whether financial or otherwise, if material, could damage our reputation, adversely affect our ability to conduct business, and decrease revenue and net income. Finally, any regulatory and legislative actions and reforms affecting the mutual fund industry, including compliance initiatives, may negatively impact revenues by increasing our costs of accessing or dealing in the financial markets.

Our ability to maintain the beneficial tax treatment we anticipate with respect to foreign earnings we have repatriated is based on current interpretations of the American Jobs Creation Act of 2004 and timely and permitted use of such amounts in accordance with our domestic reinvestment plan and the Jobs Act. In September 2006, we completed our planned repatriation into the United States of approximately $2.1 billion of undistributed earnings of our non-U.S. subsidiaries in accordance with our domestic reinvestment plan and the American Jobs Creation Act of 2004 (the “Jobs Act”). However, our ability to maintain the anticipated beneficial tax treatment with respect to these foreign earnings is subject to current interpretations and compliance with the Jobs Act (including Internal Revenue Code Section 965), as well as the rules and regulations promulgated by, among others, the Internal Revenue Service and the United States Treasury Department. Moreover, changes in the interpretation of these rules and regulations may have an effect on our ability to maintain the beneficial tax treatment with respect to our repatriated foreign earnings. Our inability to timely complete, to appropriately use repatriated amounts for permitted purposes or to otherwise satisfy the requirements of our planned repatriation could also have a negative impact on the scope and breadth of our anticipated tax treatment with respect to such amounts.

Any significant limitation or failure of our software applications and other technology systems that are critical to our operations could constrain our operations. We are highly dependent upon the use of various proprietary and third-party software applications and other technology systems to operate our business. We use our technology to, among other things, obtain securities pricing information, process client transactions and provide reports and other customer services to the clients of the funds we manage. Any inaccuracies, delays or systems failures in these and other processes could subject us to client dissatisfaction and losses. Although we take protective measures, including measures to effectively secure information through system security technology, our technology systems may still be vulnerable to unauthorized access, computer viruses or other events that have a security impact, such as an authorized employee or vendor inadvertently causing us to release confidential information, which could materially damage our operations or cause the disclosure or modification of sensitive or confidential information. Moreover, loss of confidential customer identification information could harm our reputation. Further, although we take precautions to password protect our laptops and other mobile electronic hardware, if such hardware is stolen, misplaced or left unattended, it may become vulnerable to hacking or other unauthorized use, creating a possible security risk and resulting in potentially costly actions by us. Most of the software applications that we use in our business are licensed from, and supported, upgraded and maintained by, third-party vendors. A suspension or termination of certain of these licenses or the related support, upgrades and maintenance could cause temporary system delays or interruption. In addition, we have outsourced to a single vendor the operation of our U.S. data centers, which includes responsibility for processing data and managing the centers. This vendor is also responsible for our disaster recovery systems. A failure by this vendor to continue to manage our U.S. data centers and our disaster recovery systems adequately in the future could have a material adverse impact on our business. Moreover, although we have in place certain disaster recovery plans, we may experience system delays and interruptions as a result of natural disasters, power failures, acts of war, and third party failures. Technology is subject to rapid change and we cannot guarantee that our competitors may not implement more advanced Internet platforms for their products which could affect our business. Potential system failures or breaches, or advancements in technology, and the cost necessary to address them, could result in material financial loss or costs, regulatory actions, breach of client contracts, reputational harm or legal claims and liability, which in turn could negatively impact our revenues and income.

We face risks, and corresponding potential costs and expenses, associated with conducting operations and growing our business in numerous foreign countries. We sell mutual funds and offer investment management and related services in many different regulatory jurisdictions around the world, and intend to continue to expand our operations internationally. As we do so, we will continue to face various ongoing challenges to ensure that we have sufficient resources, procedures and controls in place to address and ensure that our operations abroad operate consistently and effectively. In order to remain competitive, we must be proactive and prepared to implement necessary resources when growth opportunities present themselves, whether as a result of a business acquisition or rapidly increasing business activities in particular markets or regions. As we grow, we face a heightened risk that the necessary resources and/or personnel will be unavailable to take full advantage of strategic opportunities when they appear or that strategic decisions can be efficiently implemented. Local regulatory environments may vary widely, as may the adequacy and sophistication of each. Similarly, local distributors, and their policies and practices as well as financial viability, may be inconsistent or less developed or mature. Notwithstanding potential long-term cost savings by increasing certain operations, such as transfer agent and other back-office operations, in countries or regions of the world with lower operating costs, growth of our international operations may involve near-term increases in expenses as well as additional capital costs, such as information, systems and technology costs and costs related to compliance with particular regulatory or other local requirements or needs. Local requirements or needs may also place additional demands on sales and compliance personnel and resources, such as meeting local language requirements while also integrating personnel into an organization with a single operating language. Finding and hiring additional, well-qualified personnel and crafting and adopting policies, procedures and controls to address local or regional requirements remain a challenge as we expand our operations internationally. Moreover, regulators in non-U.S. jurisdictions could also change their policies or laws in a manner that might restrict or otherwise impede our ability to distribute or register investment products in their respective markets. Any of these local requirements, activities or needs could increase the costs and expenses we incur in a specific jurisdiction without any corresponding increase in revenues and income from operating in the jurisdiction.

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

Strong competition from numerous and sometimes larger companies with competing offerings and products could limit or reduce sales of our products, potentially resulting in a decline in our market share, revenues and net income. We compete with numerous asset management companies, mutual fund, stock brokerage and investment banking firms, insurance companies, banks, savings and loan associations and other financial institutions. Our investment products also compete with products offered by these competitors as well as real estate investment trusts, hedge funds and others. Over the past decade, a significant number of new asset management firms and mutual funds have been established, increasing competition. At the same time, consolidation in the financial services industry has created stronger competitors with greater financial resources and broader distribution channels than our own. Competition is based on various factors, including, among others, business reputation, investment performance, product offerings, service quality, distribution relationships, and fees charged. Additionally, competing securities broker/dealers whom we rely upon to distribute and sell our mutual funds may also sell their own proprietary funds and investment products, which could limit the distribution of our investment products. To the extent that existing or potential customers, including securities broker/dealers, decide to invest in or distribute the products of our competitors, the sales of our products as well as our market share, revenues and net income could decline. Our ability to attract and retain assets under our management is also dependent on the relative investment performance of our funds and other managed investment portfolios, offering a mix of sponsored investment products that meets investor demand and our ability to maintain our investment management services fees at competitive levels.

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

The amount or mix of our assets under management are subject to significant fluctuations and could negatively impact our revenues and income. We have become subject to an increased risk of asset volatility from changes in the domestic and global financial and equity markets. Individual financial and equity markets may be adversely affected by political, financial or other instabilities that are particular to the country or regions in which a market is located, including without limitation local acts of terrorism, economic crises or other business, social or political crises. Declines in these markets have caused in the past, and would cause in the future, a decline in our revenues and income. Global economic conditions, exacerbated by war or terrorism or financial crises, changes in the equity market place, currency exchange rates, interest rates, inflation rates, the yield curve and other factors that are difficult to predict affect the mix, market values and levels of our assets under management. Our investment management services revenues are derived primarily from fees based on a percentage of the value of assets under management and vary with the nature of the account or product managed. A decline in the price of stocks or bonds, or in particular market segments, or in the securities market generally, could cause the value and returns on our assets under management to decline, resulting in a decline in our revenues and income. Moreover, changing market conditions may cause a shift in our asset mix between international and U.S. assets, potentially resulting in a decline in our revenue and income depending upon the nature of our assets under management and the level of management fees we earn based on them. Additionally, changing market conditions may cause a shift in our asset mix towards fixed-income products and a related decline in our revenue and income, as we generally derive higher fee revenues and income from equity assets than from fixed-income products we manage. On the other hand, increases in interest rates, in particular if rapid, or high interest rates, as well as any uncertainty in the future direction of interest rates, may have a negative impact on our fixed-income products as rising interest rates or interest rate uncertainty typically decrease the total return on many bond investments due to lower market valuations of existing bonds. Any decrease in the level of assets under management resulting from price declines, interest rate volatility or uncertainty or other factors could negatively impact our revenues and income.

Our increasing focus on international markets as a source of investments and sales of investment products subject us to increased exchange rate and other risks in connection with earnings and income generated overseas. While we operate primarily in the United States, we also provide services and earn revenues in The Bahamas, Canada, Europe, Asia, South America, Africa, Australia and Mexico. As a result, we are subject to foreign exchange risk through our foreign operations. While we have taken steps to reduce our exposure to foreign exchange risk, for example, by denominating a significant amount of our transactions in U.S. dollars, the situation may change in the future as our business continues to grow outside the United States. Stabilization or appreciation of the U.S. dollar could moderate revenues from sales of investment products internationally or could affect relative investment performance of certain funds invested in non-U.S. securities. Separately, management fees that we earn tend to be higher in connection with international assets under management than with U.S. assets under management. Consequently, a downturn in international markets could have a significant effect on our revenues and income. Moreover, as our business grows in non-U.S. markets, any business, social and political unrest affecting these markets, in addition to any direct consequences such unrest may have on our personnel and facilities located in the affected area, may also have a more lasting impact on the long-term investment climate in these and other areas and, as a result, our assets under management and the corresponding revenues and income that we generate from them may be negatively affected.

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

Our future results are dependent upon maintaining an appropriate level of expenses, which is subject to fluctuation. The level of our expenses is subject to fluctuation and may increase for the following or other reasons: changes in the level and scope of our advertising expenses in response to market conditions; variations in the level of total compensation expense due to, among other things, bonuses, changes in our employee count and mix, and competitive factors; changes in expenses and capital costs, including costs incurred to maintain and enhance our administrative and operating services infrastructure; and an increase in insurance expenses including through the assumption of higher deductibles and/or co-insurance liability.

Our ability to successfully integrate widely varied business lines can be impeded by systems and other technological limitations. Our continued success in effectively managing and growing our business, both domestically and abroad, depends on our ability to integrate the varied accounting, financial, information and operational systems of our various businesses on a global basis. Moreover, adapting or developing our existing technology systems to meet our internal needs, as well as client needs, industry demands and new regulatory requirements, is also critical for our business. The constant introduction of new technologies presents new challenges to us. We have an ongoing need to continually upgrade and improve our various technology systems, including our data processing, financial, accounting and trading systems. Further, we also must be proactive and prepared to implement technology systems when growth opportunities present themselves, whether as a result of a business acquisition or rapidly increasing business activities in particular markets or regions. These needs could present operational issues or require, from time to time, significant capital spending. It also may require us to reevaluate the current value and/or expected useful lives of our technology systems, which could negatively impact our results of operations.

Our inability to successfully recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability. Should we experience a local or regional disaster or other business continuity problem, such as a pandemic or other natural or man-made disaster, our continued success will depend, in part, on the availability of our personnel, our office facilities and the proper functioning of our computer, telecommunication and other related systems and operations. While our operational size, the diversity of locations from which we operate, and our redundant back-up systems provide us with a strong advantage should we experience a local or regional disaster or other business continuity event, we could still experience near-term operational challenges, in particular depending upon how a local or regional event may affect our human capital across our operations or with regard to particular segments of our operations, such as key executive officers or personnel in our technology group. Moreover, as we grow our operations in particular areas, such as India, the potential for particular types of natural or man-made disasters, political, economic or infrastructure instabilities, or other country- or region-specific business continuity risks increases. Past disaster recovery efforts have demonstrated that even seemingly localized events may require broader disaster recovery efforts throughout our operations and, consequently, we are constantly assessing and taking steps to improve upon our existing business continuity plans and key management succession. However, a disaster on a significant scale or affecting certain of our key operating areas within or across regions, or our inability to successfully recover should we experience a disaster or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We conduct our worldwide operations using a combination of leased and owned facilities. While we believe we have sufficient facilities to conduct our business at present, we will continue to lease, acquire and dispose of facilities throughout the world as necessary.

We lease space in various states in the United States, including California, Connecticut, Delaware, Florida, New Jersey, New York, Utah and the District of Columbia, and in various non-U.S. locations, including Australia, Belgium, Brazil, Canada, China (including Hong Kong), France, Germany, India, Ireland, Italy, Japan, Korea, Luxembourg, Mexico, The Netherlands, Poland, Russia, Singapore, South Africa, Spain, Sweden, Switzerland, Turkey, United Arab Emirates and the U.K. (including England and Scotland). As of September 30, 2006, we leased and occupied approximately 1,024,000 square feet of space. We have also leased and subsequently subleased to third parties a total of 294,000 square feet of excess leased space.

In addition, we own four buildings in San Mateo, California, five buildings near Sacramento, California, five buildings in St. Petersburg, Florida, and two buildings in Nassau, The Bahamas, as well as space in office buildings in Argentina, China, India and Singapore. The buildings we own consist of approximately 1,631,000 square feet of space. We have leased to third parties approximately 218,000 square feet of excess owned space.

Generally, both of our operating segments, investment management and related services and banking/finance, take place across the same locations.

We are also developing a new campus in Hyderabad, India, which, following its anticipated opening in the first three months of calendar year 2007, will accommodate approximately 1,800 employees. A variety of operations relating to both our operating segments will take place at this new campus.

Item 3.	Legal Proceedings.

As previously reported, the Company and certain of its subsidiaries, and in some instances, certain of the Franklin Templeton mutual funds (“Funds”), current and former officers, employees, and Company and/or Fund directors have been named in multiple lawsuits in different federal courts in Nevada, California, Illinois, New York, and Florida, alleging violations of various federal securities and state laws and seeking, among other relief, monetary damages, restitution, removal of Fund trustees, directors, advisers, administrators, and distributors, rescission of management contracts and Rule 12b-1 plans, and/or attorneys’ fees and costs. Specifically, the lawsuits claim breach of duty with respect to alleged arrangements to permit market timing and/or late trading activity, or breach of duty with respect to the valuation of the portfolio securities of certain Templeton Funds managed by the Company’s subsidiaries, allegedly resulting in market timing activity. The majority of these lawsuits duplicate, in whole or in part, the allegations asserted in the February 4, 2004 Massachusetts Administrative Complaint concerning one instance of market timing (the “Administrative Complaint”) and the SEC’s findings regarding market timing in its August 2, 2004 Order (the “SEC Order”), both of which matters were previously reported. The lawsuits are styled as class actions, or derivative actions on behalf of either the named Funds or the Company.

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

As of December 20, 2006 the following market timing lawsuits are pending against the Company and certain of its subsidiaries (and in some instances, name certain current and former officers, employees, Company and/or Fund directors and/or Funds) and have been transferred to the MDL:

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

In addition, as previously reported, on April 12, 2005, the Attorney General of West Virginia filed a complaint in the Circuit Court of Marshall County, West Virginia (Case No. 05-C-81) against a number of companies engaged in the mutual fund industry, including the Company and its subsidiary, Franklin Advisers, Inc., alleging violations of the West Virginia Consumer Credit and Protection Act arising out of alleged market timing and seeking, among other things, civil penalties and attorneys’ fees and costs (the “West Virginia Complaint”). In response to defendants’ motion for transfer, on October 19, 2005, the Judicial Panel transferred the lawsuit to the MDL described above. On September 21, 2006, the Company learned that on April 14, 2006, at the request of the Attorney General of West Virginia, the MDL court dismissed the lawsuit without prejudice. While there is presently no lawsuit pending against the Company or its subsidiaries by the Attorney General of West Virginia, the Office of the State Auditor in West Virginia informs the Company that it is contemplating an action against the Company based on the same facts and circumstances alleged in the now-dismissed West Virginia Complaint.

As also previously reported, various subsidiaries of the Company, as well as certain Templeton Fund registrants, have also been named in several class action lawsuits originally filed in state courts in Illinois, alleging breach of duty with respect to the valuation of the portfolio securities of certain Templeton Funds managed by such subsidiaries, and seeking, among other relief, monetary damages and attorneys’ fees and costs, as follows:

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

In April 2005, defendants removed these lawsuits to the United States District Court for the Southern District of Illinois. On July 12, 2005, the court dismissed with prejudice one of these lawsuits, Bradfisch v. Templeton Funds, Inc., et al., and dismissed the remaining three lawsuits on August 25, 2005. Plaintiffs appealed the dismissals to the United States Court of Appeals for the Seventh Circuit (Bradfisch v. Templeton Funds, Inc., et al., Case No. 05-3390, Woodbury v. Templeton Global Smaller Companies Fund, Inc., et al., Case No. 05-3559, Kwiatkowski v. Templeton Growth Fund, Inc., et al., Case No. 05-3558, Parise v. Templeton Funds, Inc., et al., Case No. 05-3586). On May 19, 2006, the Seventh Circuit affirmed the dismissals. Plaintiffs’ subsequent requests to the Seventh Circuit for reconsideration were also denied. On November 13, 2006, plaintiffs filed a petition for certiorari to the United States Supreme Court.

In addition, Franklin Templeton Investments Corp., a subsidiary of the Company and the investment manager of Franklin Templeton’s Canadian mutual funds, has been named in four class action market timing lawsuits in Canada, seeking, among other relief, monetary damages, an order barring any increase in management fees for a period of two years following judgment, and/or attorneys’ fees and costs, as follows: Huneault v. AGF Funds, Inc., et al., Case No. 500-06-000256-046, filed on October 25, 2004 in the Superior Court for the Province of Quebec, District of Montreal; Heinrichs, et al. v. CI Mutual Funds, Inc., et al., Case No. 04-CV-29700, filed on December 17, 2004 in the Ontario Superior Court of Justice; Richardson v. Franklin Templeton Investments Corp., Case No. 05-CV-303069, filed on December 23, 2005 in the Ontario Superior Court of Justice; and Fischer, et al., v. IG Investment Management Ltd., et al. Case No. 06-CV-307599CP, filed on March 9, 2006 in the Ontario Superior Court of Justice.

As also previously reported, the Company and certain of its subsidiaries have been named in multiple lawsuits alleging violations of various securities laws and pendent state law claims relating to marketing support payments and/or payment of allegedly excessive commissions, and/or advisory or distribution fees, and seeking, among other relief, monetary damages, restitution, an accounting of all fees, commissions and soft dollar payments, declaratory relief, injunctive relief, and/or attorneys’ fees and costs. All officers and directors originally named in these lawsuits have since been dismissed without prejudice pursuant to stipulated tolling agreements, and in one instance with prejudice as to the particular plaintiff pursuant to a stipulated dismissal. These lawsuits are styled as class actions and/or derivative actions brought on behalf of certain Funds, and are as follows:

Stephen Alexander IRA v. Franklin Resources, Inc., et al., Case No. 04-982 JLL, filed on March 2, 2004 in the United States District Court for the District of New Jersey; Strigliabotti v. Franklin Resources, Inc., et al., Case No. C 04 0883 SI, filed on March 4, 2004 in the United States District Court for the Northern District of California; Tricarico v. Franklin Resources, Inc., et al., Case No. CV-04-1052 JAP, filed on March 4, 2004 in the United States District Court for the District of New Jersey; Wilcox v. Franklin Resources, Inc., et al., Case No. 04-2258 WHW, filed on May 12, 2004 in the United States District Court for the District of New Jersey; Wolbrink v. Franklin Resources, Inc., et al., Case No. 04-2430 WHW, filed on May 25, 2004 in the United States District Court for the District of New Jersey; Bahe, Custodian CGM Roth Conversion IRA v. Franklin/Templeton Distributors, Inc., et al., Case No. 04-11195 PBS, filed on June 3, 2004 in the United States District Court for the District of Massachusetts; and Alexander v. Franklin Resources, Inc., et al., Case No 06-7121 SI, filed on November 16, 2006 in the United States District Court for the Northern District of California.

The United States District Court for the District of New Jersey consolidated for pretrial purposes three of the above lawsuits (Stephen Alexander IRA, Tricarico, and Wilcox) into a single master file entitled “In re Franklin Mutual Funds Fee Litigation” (Case No. 04-cv-982 (WJM)(RJH)). Following a September 9, 2005 order of dismissal with leave to amend certain claims, on March 10, 2006, plaintiffs in those three lawsuits filed a second amended derivative consolidated complaint (the “Complaint”). Defendants moved to dismiss the Complaint on June 9, 2006. The parties completed briefing in September 2006, and the motion remains under submission with the court. In addition, on August 23, 2006, the court consolidated a fourth lawsuit, Wolbrink, referenced above, into the master file. That lawsuit was filed in 2004, but never served on the Company or its subsidiaries.

In addition, on May 4, 2006, the parties to the Bahe lawsuit, referenced above, filed a stipulated dismissal with prejudice as to the named plaintiff, but without prejudice to the Franklin Balance Sheet Investment Fund. Following a September 7, 2006 hearing, the United States District Court for the District of Massachusetts ordered publication of notice of the proposed settlement. On November 21, 2006, the court entered an order accepting the proposed settlement and dismissing the lawsuit.

Management strongly believes that the claims made in each of the lawsuits identified above are without merit and intends to defend against them vigorously. The Company cannot predict with certainty, however, the eventual outcome of these lawsuits, nor whether they will have a material negative impact on the Company.

The Company is from time to time involved in litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, and results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of the security holders of the Company.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the name, age, present title, and certain other information for each of the Company’s executive officers as of November 30, 2006. Each executive officer is appointed by the Company’s Board of Directors and holds his/her office until the earlier of his/her death, resignation, retirement, disqualification or removal.

VIJAY C. ADVANI

AGE 46

Executive Vice President–Global Advisor Services of the Company since December 2005; officer and/or director of certain subsidiaries of the Company; employed by the Company or its subsidiaries in various other capacities for more than the past five years.

PENELOPE S. ALEXANDER

AGE 46

Vice President, Human Resources–U.S. of the Company since May 2003; Senior Vice President, Human Resources–U.S. of Franklin Templeton Companies, LLC, a subsidiary of the Company; employed by the Company or its subsidiaries in various other capacities for more than the past five years.

JENNIFER J. BOLT

AGE 42

Executive Vice President–Operations and Technology of the Company since December 2005; formerly, Senior Vice President and Chief Information Officer of the Company from May 2003 to December 2005; officer of the Company for more than the past five years; officer or director of certain subsidiaries of the Company. Director, Keynote Systems, Inc. since April 2004.

NORMAN R. FRISBIE, JR.

AGE 39

Senior Vice President and Chief Administrative Officer of the Company since December 2005; Senior Vice President of FTDI, a subsidiary of the Company, since June 2003; employed by the Company or its subsidiaries in various other capacities for more than the past five years.

HOLLY E. GIBSON

AGE 40

Vice President, Corporate Communications of the Company since May 2003 and Director of Corporate Communications for more than the past five years.

BARBARA J. GREEN

AGE 59

Vice President and Deputy General Counsel of the Company since January 2000 and Secretary of the Company since October 2003; officer of certain subsidiaries of the Company; officer in 46 investment companies of Franklin Templeton Investments.

DONNA S. IKEDA

AGE 50

Vice President, Human Resources–International of the Company since May 2003; formerly, Vice President–Human Resources of the Company; officer of the Company for more than the past five years; Senior Vice President, Human Resources–International of Franklin Templeton Companies, LLC, a subsidiary of the Company.

CHARLES B. JOHNSON

AGE 73

Chairman of the Board, Member–Office of the Chairman since December 1999 and director of the Company since 1969; formerly, Chief Executive Officer of the Company; officer and/or director of certain subsidiaries of the Company; officer and/or director or trustee in 41 investment companies managed or advised by subsidiaries of the Company.

GREGORY E. JOHNSON

AGE 45

President of the Company since December 1999 and Chief Executive Officer of the Company since January 2004; officer and/or director of certain subsidiaries of the Company.

RUPERT H. JOHNSON, JR.

AGE 66

Vice Chairman, Member–Office of the Chairman since December 1999 and director of the Company since 1969; officer and/or director of certain subsidiaries of the Company; officer and/or director or trustee in 44 investment companies managed or advised by subsidiaries of the Company.

LESLIE M. KRATTER

AGE 61

Senior Vice President of the Company since 2000 and Assistant Secretary of the Company since October 2003; formerly, Secretary of the Company from March 1998 to October 2003 and Vice President of the Company from March 1993 to 2000; officer and/or director of certain subsidiaries of the Company.

KENNETH A. LEWIS

AGE 45

Senior Vice President, Chief Financial Officer and Treasurer of the Company since October 2006; formerly, Vice President–Enterprise Risk Management of the Company from April 2006 to October 2006 and Vice President and Treasurer of the Company from June 2002 to April 2006; officer and/or director of certain subsidiaries of the Company for more than the past five years.

JOHN M. LUSK

AGE 48

Executive Vice President–Portfolio Operations of the Company since December 2005; formerly, Vice President of the Company from January 2004 to December 2005; officer or director of certain subsidiaries of the Company; employed by the Company or its subsidiaries in various other capacities for more than the past five years.

MURRAY L. SIMPSON

AGE 69

Executive Vice President of the Company since January 2000; formerly, General Counsel of the Company from January 2000 to August 2005; officer or director of certain subsidiaries of the Company; formerly an officer in many investment companies of Franklin Templeton Investments.

ANNE M. TATLOCK

AGE 67

Vice Chairman, Member–Office of the Chairman of the Company since 2001; director of the Company from January 2001 to early December 2004 and re-elected in late December 2004; Chairman of the Board, Chief Executive Officer (since 2000), and director of Fiduciary Trust, a subsidiary of the Company; formerly, President of Fiduciary Trust; formerly, officer and/or director of other subsidiaries of the Company. Director, Fortune Brands, Inc. and Merck & Co., Inc.

CRAIG S. TYLE

AGE 46

Executive Vice President and General Counsel of the Company since August 2005; formerly, a partner at Shearman & Sterling LLP (a law firm) from March 2004 to July 2005 and General Counsel for the Investment Company Institute (a trade group for the U.S. fund industry) from September 1997 through March 2004; officer in 46 investment companies of Franklin Templeton Investments.

WILLIAM Y. YUN

AGE 47

Executive Vice President–Institutional of the Company since December 2005; President of Fiduciary Trust, a subsidiary of the Company, from 2000 to December 2005; officer and/or director of other subsidiaries of the Company; employed by the Company or its subsidiaries in various other capacities since the acquisition of Fiduciary Trust in April 2001.

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

Our common stock is traded on the NYSE under the ticker symbol “BEN”, and the London Stock Exchange under the ticker symbol “FRK”. On September 29, 2006 (the last trading day of the Company’s fiscal year), the closing price of our common stock on the NYSE was $105.75 per share. At November 30, 2006, there were approximately 5,100 stockholders of record of our common stock.

The following table sets forth the high and low sales prices for our common stock on the NYSE for each full quarterly period of the two most recently completed fiscal years of the Company.

	2006 Fiscal Year		2005 Fiscal Year
Quarter	High	Low	High	Low
October-December	$98.86	$77.63	$71.45	$55.66
January-March	$104.25	$92.84	$73.54	$64.65
April-June	$98.35	$80.16	$77.64	$63.56
July-September	$106.69	$82.37	$84.72	$76.93

We declared regular cash dividends of $0.48 per share (or $0.12 per share per quarter) in fiscal year 2006 and $0.40 per share (or $0.10 per share per quarter) in fiscal year 2005. We currently expect to continue paying comparable cash dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors. We also paid a special cash dividend of $2.00 per share in fiscal year 2005.

Equity compensation plan information called for by Item 201(d) of Regulation S-K is set forth in Part III, Item 12 of this Form 10-K.

No securities of the Company sold by the Company during the quarter ended September 30, 2006 were not registered under the Securities Act of 1933, as amended.

The following table provides information with respect to the shares of common stock we purchased during the three months ended September 30, 2006.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2006 through July 31, 2006	409,947	$84.08	409,947	9,612,182
August 1, 2006 through August 31, 2006	166,884	$97.72	166,884	9,445,298
September 1, 2006 through September 30, 2006	485	$98.41	485	9,444,813

Total	577,316	$88.03	577,316	9,444,813

Under our stock repurchase program, we can repurchase shares of the Company’s common stock from time to time in the open market and in private transactions in accordance with applicable laws and regulations, including without limitation applicable federal securities laws. From time to time we have announced the existence of the Company’s continuing policy of purchasing shares of its common stock, including announcements made in March 2000, August 2002, May 2003, August 2003 and July 2006. From fiscal year 2002 through June 30, 2006, our Board of Directors had authorized and approved the repurchase of up to 30.0 million shares under our stock repurchase program, of which, approximately 22.1 thousand shares of common stock remained available for repurchase at June 30, 2006. In July 2006, our Board of Directors authorized the Company to repurchase, from time to time, up to an aggregate of 10.0 million shares of the Company’s common stock in addition to any remaining shares then available pursuant to the prior existing stock repurchase program authorization of the Board of Directors. This stock repurchase authorization was announced by the Company in a press release issued on July 10, 2006. Our stock repurchase program is not subject to an expiration date.

Item 6.	Selected Financial Data.

FINANCIAL HIGHLIGHTS

as of and for the fiscal years ended September 30,	2006	2005	2004	2003	2002
Summary of Operations (in millions)
Operating revenues	$5,050.7	$4,310.1	$3,438.2	$2,632.1	$2,522.9
Net income	1,267.6	1,057.6	706.7	502.8	432.7

Financial Data (in millions)
Total assets	$9,499.9	$8,893.9	$8,227.8	$6,970.7	$6,422.7
Long-term debt	627.9	1,208.4	1,196.4	1,108.9	595.1
Stockholders’ equity	6,684.7	5,684.4	5,106.8	4,310.1	4,266.9
Operating cash flows	1,277.9	850.0	929.7	536.4	735.2

Assets Under Management (in billions)
Ending	$511.3	$453.1	$361.9	$301.9	$247.8
Simple monthly average	482.4	410.8	340.2	269.8	263.2

Per Common Share
Earnings
Basic	$4.97	$4.22	$2.84	$1.98	$1.66
Diluted[1]	4.86	4.06	2.75	1.95	1.63
Cash dividends	0.48	2.40	0.34	0.30	0.28
Book value	26.40	22.49	20.45	17.53	16.50
Employee Headcount	7,982	7,156	6,696	6,504	6,711

[1]	Diluted earnings per share for all periods shown reflect the fiscal year 2005 adoption of the Emerging Issues Task Force Abstract Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In this section, we discuss and analyze the results of operations and financial condition of Franklin Resources, Inc. (the “Company”) and its subsidiaries (collectively, “Franklin Templeton Investments”). In addition to historical information, we also make statements relating to the future, called “forward-looking” statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will”, “may”, “could”, “expect”, “believe”, “anticipate”, “intend”, or other similar words. Moreover, statements that speculate about future events are forward-looking statements. These forward-looking statements involve a number of known and unknown risks, uncertainties and other important factors that could cause the actual results and outcomes to differ materially from any future results or outcomes expressed or implied by such forward-looking statements. You should carefully review the “Risk Factors” section set forth below, in Item 1A of this Annual Report on Form 10-K and in any more recent filings with the U. S. Securities and Exchange Commission (the “SEC”), each of which describe these risks, uncertainties and other important factors in more detail. While forward-looking statements are our best prediction at the time that they are made, you should not rely on them. We undertake no obligation, unless required by law, to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Annual Report on Form 10-K.

Overview

We derive the majority of our operating revenues, operating expenses and net income from providing investment management, fund administration, shareholder services, transfer agency, underwriting, distribution, custodial, trustee and other fiduciary services (collectively “investment management and related services”) to retail mutual funds, and to institutional, high net-worth, and separately-managed accounts and other investment products. This is our primary business activity and operating segment. The mutual funds and other products that we serve, collectively called our sponsored investment products, are distributed to the public globally under six distinct names:

•	Franklin

•	Templeton

•	Mutual Series

•	Bissett

•	Fiduciary Trust

•	Darby

We offer a broad range of sponsored investment products under equity, hybrid, fixed-income and money market categories that meet a wide variety of specific investment needs of individual and institutional investors.

The level of our revenues depends largely on the level and relative mix of assets under management. To a lesser degree, our revenues also depend on the level of mutual fund sales and the number of mutual fund shareholder accounts. The fees charged for our services are based on contracts with our sponsored investment products or our clients. These arrangements could change in the future.

Our secondary business and operating segment is banking/finance. Our banking/finance group offers selected retail-banking services to high net-worth clients and consumer lending services. Our consumer lending activities include automotive lending related to the purchase, securitization, and servicing of retail installment sales contracts originated by independent automobile dealerships, consumer credit and debit cards, real estate equity lines, and home equity/mortgage lending.

In fiscal year ended September 30, 2006 (“fiscal year 2006”), our investment management and related services operating segment experienced record levels of assets under management. In addition to market appreciation, which reflected, among other things, the positive performance of many equity markets globally, this growth resulted from excess sales over redemptions. In part, we attribute the continued positive trend in excess sales over redemptions to the strong relative performance of our product offerings, the successful marketing to and diversification of our client base, and our focus on customer service.

Consistent with the increase in our assets under management, we experienced growth in net income and higher diluted earnings per share in fiscal year 2006, as compared to the fiscal years ended

September 30, 2005 (“fiscal year 2005”) and September 30, 2004 (“fiscal year 2004”), despite an income tax charge of $105.5 million incurred in fiscal year 2006 related to repatriated earnings of our foreign subsidiaries under the American Jobs Creation Act of 2004 (the “Jobs Act”).

During a fiscal year marked by long stretches of market volatility, we continued to focus on our strategies of expanding our assets under management and related operations internationally, continually seeking positive investment performance, protecting and furthering our brand recognition, developing and maintaining broker/dealer and client loyalties, providing a high level of customer service and closely monitoring costs, while also developing our “human capital” base and our systems and technology. The continued success of these strategies in the future is dependent on the relative performance of our sponsored investment products, product innovations by our competitors, and changes in consumer preferences.

Results of Operations

(dollar amounts in millions except per share data) for the fiscal years ended September 30,	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Net Income	$1,267.6	$1,057.6	$706.7	20%	50%
Earnings Per Common Share
Basic	$4.97	$4.22	$2.84	18%	49%
Diluted[1]	4.86	4.06	2.75	20%	48%
Operating Margin[2]	32%	30%	27%	—	—

[1]	Diluted earnings per share for all periods shown reflect the fiscal year 2005 adoption of the Emerging Issues Task Force Abstract Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.”
[2]	Defined as operating income divided by total operating revenues.

Net income and diluted earnings per share increased by 20% in fiscal year 2006. These increases were primarily due to higher fees for providing investment management and fund administration services (“investment management fees”) and underwriting and distribution fees, each consistent with a 17% increase in our simple monthly average assets under management and higher gross sales on which commissions are earned. These increases were partially offset by higher underwriting and distribution, and compensation and benefits expenses, as well as higher taxes on income, reflecting an income tax charge of $105.5 million incurred in fiscal year 2006 related to repatriated earnings of our foreign subsidiaries under the Jobs Act.

Net income increased by 50% in fiscal year 2005 primarily due to higher investment management fees and underwriting and distribution fees consistent with a 21% increase in our simple monthly average assets under management and higher gross sales on which commissions are earned. In addition, we experienced a lower effective tax rate and a lower net charge to our provision for governmental investigations, proceedings and actions. These increases were partially offset by higher underwriting and distribution, and compensation and benefit expenses.

Diluted earnings per share increased 48% in fiscal year 2005 resulting from higher net income, partially offset by the effect of an increase in diluted weighted-average shares outstanding to 262.6 million in fiscal year 2005 from 260.3 million in fiscal year 2004, as the increase in diluted weighted-average shares from the assumed conversion of stock options granted was greater than stock repurchases during fiscal year 2005.

Assets Under Management

(dollar amounts in billions) as of the fiscal years ended September 30,	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Equity
Global/international	$217.6	$185.7	$132.9	17%	40%
Domestic (U.S.)	84.4	77.9	66.4	8%	17%

Total equity	302.0	263.6	199.3	15%	32%
Hybrid	90.6	78.4	59.0	16%	33%
Fixed-Income
Tax-free	55.6	53.8	51.3	3%	5%
Taxable
Domestic (U.S.)	32.4	32.7	31.3	(1)%	4%
Global/international	24.4	18.7	14.2	30%	32%

Total fixed-income	112.4	105.2	96.8	7%	9%
Money Market	6.3	5.9	6.8	7%	(13)%

Total	$511.3	$453.1	$361.9	13%	25%

Simple Monthly Average for the Year[3]	$482.4	$410.8	$340.2	17%	21%

[3]	Investment management fees from approximately 55% of our assets under management at September 30, 2006 were calculated using daily average assets under management.

Our assets under management at September 30, 2006 were $511.3 billion, 13% higher than they were at the same time last year, due primarily to excess sales over redemptions of $12.2 billion and market appreciation of $49.2 billion during fiscal year 2006. Simple monthly average assets under management, which are generally more indicative of trends in revenue for providing investment management and fund administration services (“investment management services”) than the year over year change in ending assets under management, increased 17% during fiscal year 2006, as compared to fiscal year 2005.

The simple monthly average mix of assets under management is shown below.

for the fiscal years ended September 30,	2006	2005	2004
Equity	59%	57%	54%
Hybrid	17%	17%	16%
Fixed-income	23%	25%	28%
Money market	1%	1%	2%

Total	100%	100%	100%

The following table presents industry asset-weighted average management fee rates4. Our actual effective investment management fee rates may vary from these rates.

for the fiscal years ended September 30,	Industry Average 2006	Industry Average 2005	Industry Average 2004
Equity
Global/international	0.67%	0.72%	0.72%
Domestic (U.S.)	0.50%	0.54%	0.53%
Hybrid	0.38%	0.44%	0.40%
Fixed-Income
Tax-free	0.40%	0.41%	0.42%
Taxable
Domestic (U.S.)	0.39%	0.43%	0.43%
Global/international	0.56%	0.57%	0.57%
Money Market	0.24%	0.25%	0.26%

[4]	Industry asset-weighted average management fee rates were calculated using information available from Lipper® Inc. at September 30, 2006 and include all U.S.-based, open-ended funds that reported expense data to Lipper® Inc. as of the funds’ most recent annual report date, and for which expenses were equal to or greater than zero. As defined by Lipper® Inc., management fees include fees from providing advisory and fund administration services. The averages combine retail and institutional funds data and include all share classes and distribution channels, without exception. Variable annuity products are not included.

For fiscal year 2006, our effective investment management fee rate (investment management fees divided by simple monthly average assets under management) increased to 0.614% from 0.598% in fiscal year 2005. The change in the mix of assets under management, resulting from higher excess sales over redemptions and greater appreciation of equity products as compared to fixed-income products, and an increase in performance fees, led to the increase in our effective investment management fee rate. Generally, investment management fees earned on equity and hybrid products are higher than fees earned on fixed-income products.

For fiscal year 2005, our effective investment management fee rate increased to 0.598% from 0.579% in fiscal year 2004. Higher excess sales over redemptions and appreciation for equity and hybrid products as compared to fixed-income products, and an increase in performance fees, led to this increase in the effective investment management fee rate.

Assets under management by sales region were as follows:

(dollar amounts in billions) as of the fiscal years ended September 30,	2006	% of Total	2005	% of Total	2004	% of Total
United States	$360.6	71%	$324.0	72%	$265.3	73%
Europe	55.1	11%	46.4	10%	29.5	8%
Canada	37.8	7%	33.9	7%	25.8	7%
Asia/Pacific and other[5]	57.8	11%	48.8	11%	41.3	12%

Total	$511.3	100%	$453.1	100%	$361.9	100%

[5]	Includes multi-jurisdictional assets under management.

As shown in the table, approximately 71% of our assets under management at September 30, 2006 originated from our U.S. sales region. In addition, approximately 65% of our operating revenues originated from our U.S. operations in fiscal year 2006. Due to the global nature of our business operations, investment management and related services may be performed in locations unrelated to the sales region.

Components of the change in our assets under management were as follows:

(dollar amounts in billions)
for the fiscal years ended September 30,	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Beginning assets under management	$453.1	$361.9	$301.9	25%	20%
Sales	128.8	122.5	96.8	5%	27%
Reinvested distributions	13.9	8.3	4.9	67%	69%
Redemptions	(116.6)	(86.5)	(74.4)	35%	16%
Distributions	(17.3)	(10.8)	(7.1)	60%	52%
Acquisitions	0.2	0.1	0.9	100%	(89)%
Appreciation	49.2	57.6	38.9	(15)%	48%

Ending Assets Under Management	$511.3	$453.1	$361.9	13%	25%

Excess sales over redemptions were $12.2 billion in fiscal year 2006 as compared to $36.0 billion in fiscal year 2005 and $22.4 billion in fiscal year 2004. Our products experienced $49.2 billion in appreciation in fiscal year 2006, as compared to $57.6 billion in fiscal year 2005 and $38.9 billion in fiscal year 2004.

On April 3, 2006, we acquired a 0.2% ownership interest in Bradesco Templeton Asset Management Ltda., (“BTAM”), a Brazilian joint venture, in addition to the 49.9% ownership interest that we already held, resulting in the addition of its total assets under management as of the acquisition date of $0.2 billion. In July 2006, we completed the purchase of all of the remaining interests in BTAM, and changed its name to Franklin Templeton Investimentos (Brasil) Ltda. The acquisition of the general partner of the Dresdner Kleinwort Benson Emerging Europe Fund, L.P., a private equity fund focused on Central and Eastern Europe, added $0.1 billion in assets under management as of the acquisition date, on January 1, 2005. The acquisition of Darby Overseas Investments, Ltd. and Darby Overseas Partners, L.P. (collectively “Darby”) added $0.9 billion in assets under management related to private equity, mezzanine and emerging markets fixed-income products as of the acquisition date, on October 1, 2003.

Operating Revenues

The table below presents the percentage change in each revenue category and the percentage of total operating revenues represented by each revenue category.

	Percentage Change		Percentage of Total Operating Revenues
for the fiscal years ended September 30,	2006 vs. 2005	2005 vs. 2004	2006	2005	2004
Investment management fees	21%	25%	59%	57%	57%
Underwriting and distribution fees	15%	33%	35%	36%	34%
Shareholder servicing fees	2%	4%	5%	6%	7%
Consolidated sponsored investment products income, net	75%	25%	—	—	—
Other, net	2%	(9)%	1%	1%	2%

Total Operating Revenues	17%	25%	100%	100%	100%

Investment Management Fees

Investment management fees, accounting for 59% of our operating revenues in fiscal year 2006, as compared to 57% in fiscal years 2005 and 2004, are generally calculated under contractual arrangements with our sponsored investment products as a percentage of the market value of assets under management. Annual rates vary by investment objective and type of services provided.

Investment management fees increased 21% in fiscal year 2006 consistent with a 17% increase in simple monthly average assets under management and an increase in our effective investment management fee rate resulting from a shift in simple monthly average mix of assets under management from fixed-income products towards equity products, which generally carry higher investment management fees than fixed-income products, and an increase in performance fees.

Investment management fees increased 25% in fiscal year 2005 consistent with a 21% increase in simple monthly average assets under management and an increase in our effective investment management fee rate resulting from a shift in simple monthly average mix of assets under management from fixed-income towards equity and hybrid products, which generally carry higher investment management fees than fixed-income products.

Underwriting and Distribution Fees

We earn underwriting fees from the sale of certain classes of sponsored investment products on which investors pay a sales commission at the time of purchase. Sales commissions are reduced or eliminated on some share classes and for some sale transactions depending upon the amount invested and the type of investor. Therefore, underwriting fees will change with the overall level of gross sales, the size of individual transactions, and the relative mix of sales between different share classes and types of investors.

Globally, our mutual funds and certain other products generally pay distribution fees in return for sales, marketing and distribution efforts on their behalf. Specifically, the majority of U.S.-registered mutual funds, with the exception of certain of our money market mutual funds, have adopted distribution plans (the “Plans”) under Rule 12b-1 promulgated under the Investment Company Act of 1940, as amended (“Rule 12b-1”). The Plans permit the mutual funds to bear certain expenses relating to the distribution of their shares, such as expenses for marketing, advertising, printing and sales promotion, subject to the Plans’ limitations on amounts. The individual Plans set a percentage limit for Rule 12b-1 expenses based on average daily net assets under management of the mutual fund.

Similar arrangements exist with the distribution of our global funds and where, generally, the distributor of the funds in the local market arranges for and pays commissions.

We pay a significant portion of underwriting and distribution fees to the financial advisers and other intermediaries who sell our sponsored investment products to the public on our behalf. See the description of underwriting and distribution expenses below.

Overall, underwriting and distribution fees increased 15% in fiscal year 2006. Underwriting fees increased 5% consistent with a 5% increase in gross product sales. Distribution fees increased 21% consistent with a 17% increase in simple monthly average assets under management and a shift in simple monthly average mix of assets under management towards equity products from fixed-income products. Distribution fees are generally higher for equity products, as compared to fixed-income products.

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

Shareholder servicing fees increased 2% in fiscal year 2006. The increase reflects a 7% increase in simple monthly average billable shareholder accounts, partially offset by a shift to shareholder accounts that are billable at a lower rate, including shareholder accounts originated in Asia. We anticipate a modest increase in shareholder servicing fees during the fiscal year ending September 30, 2007 (“fiscal year 2007”) as we have recalculated, as of October 31, 2006, the number of beneficial shareholder accounts for which we bill where omnibus accounts are maintained by institutions in their own name on behalf of numerous beneficial owners of fund shares.

Shareholder servicing fees increased 4% in fiscal year 2005. The increase reflects a 7% increase in simple monthly average billable shareholder accounts, partially offset by a shift to shareholder accounts that are billable at a lower rate.

Consolidated Sponsored Investment Products Income, Net

Consolidated sponsored investment products income, net reflects the net investment income, including dividends received, of sponsored investment products consolidated under Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities (revised December 2003)” (“FIN 46-R”), and FASB Statement of Financial Accounting Standards No. 94, “Consolidation of All Majority-Owned Subsidiaries”.

The 75% increase in fiscal year 2006 and the 25% increase in fiscal year 2005 reflect the fluctuation in timing and amounts of income earned by these sponsored investment products.

Other, Net

Other, net consists primarily of revenues from the banking/finance operating segment as well as income from custody services. Revenues from the banking/finance operating segment include interest income on loans, servicing income, and investment income on banking/finance investment securities, and are reduced by interest expense and the provision for probable loan losses.

Other, net increased 2% in fiscal year 2006 primarily due to higher interest income from automotive loans receivable and investments, partially offset by an increase in interest expense related to deposits and an increase in expenses related to the automotive lending program, including higher interest expense and net unrealized interest-rate swap losses incurred in fiscal year 2006 as compared to net unrealized interest-rate swap gains in fiscal year 2005, as well as an increase in the provision for probable loan losses.

Other, net decreased 9% in fiscal year 2005 due to lower realized gains on sales of automotive loans and an increase in interest expense related to our financing of the automotive lending program, partially offset by a decline in the provision for probable loan losses primarily related to our automotive portfolio.

Operating Expenses

The table below presents the percentage change in each expense category and the percentage of total operating expenses represented by each expense category.

	Percentage Change		Percentage of Total Operating Expenses
for the fiscal years ended September 30,	2006 vs. 2005	2005 vs. 2004	2006	2005	2004
Underwriting and distribution	17%	36%	48%	47%	41%
Compensation and benefits	8%	13%	27%	29%	31%
Information systems, technology and occupancy	5%	5%	9%	9%	11%
Advertising and promotion	14%	23%	5%	4%	4%
Amortization of deferred sales commissions	6%	24%	4%	4%	4%
Amortization of intangible assets	(20)%	(1)%	—	1%	1%
Intangible assets impairment	N/A	—	2%	—	—
Provision for governmental investigations, proceedings and actions, net	(100)%	(68)%	—	1%	4%
September 11, 2001 recovery, net	—	(100)%	—	—	(1)%
Other	14%	17%	5%	5%	5%

Total Operating Expenses	13%	21%	100%	100%	100%

Underwriting and Distribution

Underwriting and distribution include expenses payable to financial advisers and other third parties for providing sales, marketing and distribution services to investors in our sponsored investment products. Underwriting and distribution expenses increased 17% in fiscal year 2006 and 36% in fiscal year 2005 consistent with similar trends in underwriting and distribution revenues.

Compensation and Benefits

Compensation and benefits increased 8% in fiscal year 2006, primarily as a result of our annual merit salary adjustments that were effective from December 1, 2005 and higher staffing levels. Compensation and benefits for fiscal year 2006 also include additional expenses related to stock options and the 1998 Employee Stock Investment Plan resulting from our adoption of FASB Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), as well as an increase in other employee benefits. These increases were partially offset by a decline in expense related to certain performance-based bonus plans outside of our Amended and Restated Annual Incentive Compensation Plan.

Compensation and benefits increased 13% in fiscal year 2005, primarily as a result of an increase in bonus expense under our Amended and Restated Annual Incentive Compensation Plan. In addition, during fiscal year 2005, we experienced increases related to the annual merit salary adjustments effective in October 2004, higher staffing levels and other employee benefits.

We continue to place a high emphasis on our pay for performance philosophy. As such, any changes in the underlying performance of our sponsored investment products or changes in the composition of our incentive compensation offerings could have an impact on compensation and benefits going forward. However, in order to attract and retain talented individuals, our level of compensation and benefits may increase more quickly or decrease more slowly than our revenue. We employed approximately 8,000 people at September 30, 2006 as compared to approximately 7,200 at September 30, 2005.

Information Systems, Technology and Occupancy

Information systems, technology and occupancy costs increased 5% in fiscal year 2006 primarily due to higher occupancy costs related to global expansion and an increase in external data services costs, software and technology consulting. These increases were partially offset by a continued decrease in depreciation levels associated with a decline in the number and scope of technology projects that were completed and that were therefore subject to amortization.

Information systems, technology and occupancy costs increased 5% in fiscal year 2005 primarily due to higher building costs related to global expansion and an increase in technology consulting and outside market data services. This increase was partially offset by a continued decrease in depreciation levels for equipment and software related to a decrease in purchases of information systems and technology equipment as certain of our technology equipment is periodically replaced with new equipment under our technology outsourcing agreement, and a decline in the number and scope of technology projects that were completed and that were therefore subject to amortization.

Details of capitalized information systems and technology costs, which exclude occupancy costs, are shown below.

(in millions) for the fiscal years ended September 30,	2006	2005	2004
Net carrying amount at beginning of period	$42.7	$51.3	$79.1
Additions during period, net of disposals and other adjustments	26.1	21.3	16.3
Net assets added through acquisitions	—	—	0.3
Amortization during period	(23.9)	(29.9)	(44.4)

Net Carrying Amount at End of Period	$44.9	$42.7	$51.3

Advertising and Promotion

Advertising and promotion increased 14% in fiscal year 2006 due to an increase in marketing support payments made to intermediaries who sell our sponsored investment products to the public on our behalf in the United States and an increase in marketing and promotion efforts globally. These increases were partially offset by a decline in advertising campaigns. Advertising and promotion increased 23% in fiscal year 2005, due to an increase in direct advertising campaigns and marketing and promotion efforts globally.

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

Amortization of Deferred Sales Commissions

Certain fund share classes sold globally, including Class C and Class R shares marketed in the United States, are sold without a front-end sales charge to shareholders, although our distribution subsidiaries pay a commission on the sale. In addition, certain share classes, such as Class A shares sold in the United States, are sold without a front-end sales charge to shareholders when minimum investment criteria are met while our distribution subsidiaries pay a commission on these sales. We defer all up-front commissions paid by our distribution subsidiaries and amortize them over 12 months to 8 years depending on share class or financing arrangements.

The U.S. funds that had offered Class B shares ceased offering these shares to new investors and existing shareholders effective during the quarter ended March 31, 2005. Existing Class B shareholders may continue to exchange shares into Class B shares of different funds. Existing Class B shareholders may also continue to reinvest dividends on Class B shares in additional Class B shares.

Historically, Class B and certain of our Class C deferred commission assets (“DCA”) arising from our U.S., Canadian and European operations have been financed through sales to or other arrangements with Lightning Finance Company Limited (“LFL”), a company in which we hold a 49% ownership interest. In December 2005, LFL transferred substantially all of its DCA to Lightning Asset Finance Limited (“LAFL”), an Irish special purpose vehicle formed in December 2005, in which we also hold a 49% ownership interest. LAFL was formed for the sole purpose of acquiring and holding substantially all of the DCA owned by LFL as of December 29, 2005. The holder of the 51% ownership interests in both LFL and LAFL is a subsidiary of an international banking institution which is not affiliated with the Company. As our U.S. distribution subsidiary, Franklin/Templeton Distributors, Inc. (“FTDI”), entered into a financing arrangement with LFL, we maintain a continuing interest in the DCA transferred to it. As a result, we retain the DCA originally sold under the U.S. agreement in our financial statements and amortize them over an 8-year period, or until sold by LAFL. Neither we nor our distribution subsidiaries retain any direct ownership interest in the DCA sold, and, therefore, the sold DCA are not available to satisfy claims of our creditors or those of our distribution subsidiaries. In contrast to the U.S. arrangements, the arrangements outside the United States are, in most cases, direct agreements with our Canadian and European sponsored investment products, and, as a result, we do not record DCA from these sources in our financial statements. As of December 2005, our DCA have been financed generally by an independent third party.

Amortization of deferred sales commissions increased 6% in fiscal year 2006 and 24% in fiscal year 2005 consistent with similar increases in gross product sales. Neither LAFL nor LFL sold any U.S. DCA in a securitization transaction in fiscal years 2002 through 2006.

Amortization of Intangible Assets and Intangible Assets Impairment

Amortization of intangible assets decreased 20% in fiscal year 2006 reflecting the lower net carrying value of definite-lived intangible assets following a $68.4 million non-cash impairment charge, recorded in the quarter ended March 31, 2006, related to certain intangible assets of Fiduciary Trust.

As of March 31, 2006, we completed our most recent annual impairment test of goodwill and indefinite-lived intangible assets under the guidance set out in FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and we determined that there was no impairment to these assets as of October 1, 2005.

Amortization of intangible assets decreased 1% in fiscal year 2005, primarily due to foreign currency movements affecting intangible assets not denominated in U.S. dollars.

During the quarter ended March 31, 2006, Fiduciary Trust implemented a plan of reorganization designed to emphasize its distinct high net-worth brand and to pursue further integration opportunities within Franklin Templeton Investments for its institutional business line. These changes to Fiduciary Trust’s business required us to review the carrying value of acquired customer base intangible assets of Fiduciary

Trust. As a result of these changes, we recorded a $68.4 million non-cash impairment charge to customer base definite-lived intangible assets of Fiduciary Trust in the quarter ended March 31, 2006.

Provision for Governmental Investigations, Proceedings and Actions, Net

In fiscal year 2005, we recognized charges to income aggregating to $42.0 million ($26.5 million, net of taxes) and we received $8.4 million from our insurance provider for certain legal costs we incurred associated with previously disclosed governmental investigations, proceedings and actions.

In fiscal year 2004, we recognized charges to income of $105.0 million ($80.6 million, net of taxes), related to then-ongoing governmental investigations, proceedings and actions.

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

Other operating expenses increased 14% in fiscal year 2006, due primarily to higher investment management fees payable to external parties, an increase in corporate travel and entertainment, higher costs associated with the resolution of nominal transaction or operational claims, and higher consulting and professional fees. These increases were partially offset by a decrease in legal fees, partially due to a decline in costs incurred and reimbursements from our insurance carrier related to governmental investigations, proceedings and actions.

Other operating expenses increased 17% in fiscal year 2005, due primarily to an increase in investment management fees payable to external parties consistent with an increase in simple monthly average assets under management, higher corporate travel and entertainment, and higher professional fees, including fees related to our compliance with the Sarbanes-Oxley Act of 2002 and related rules.

Other Income (Expenses)

Other income (expenses) includes net realized and unrealized investment gains (losses) of consolidated sponsored investment products, investment and other income, net and interest expense. Investment and other income, net is comprised primarily of income related to our investments, including dividends, interest income, realized gains and losses and income from investments accounted for using the equity method of accounting, as well as minority interest in less than wholly-controlled subsidiaries and investments, and foreign currency exchange gains and losses.

Other income (expenses) increased 53% in fiscal year 2006, primarily due to an increase in interest income, dividends and realized gains from our investments, as well as a decline in interest expense on our debt. These increases were partially offset by an increase in minority interest in less than wholly-controlled subsidiaries, net realized and unrealized foreign exchange losses from our non-U.S. operations, and an other-than-temporary decline in value in certain of our long-term investments.

Other income (expenses) increased 110% in fiscal year 2005, primarily due to higher net realized and unrealized investment gains by our consolidated sponsored investment products, net of related minority interest in less than wholly-owned subsidiaries and investments, higher interest income from term deposits and debt securities, higher dividends from our sponsored investment products and higher equity method income from our investments.

Taxes on Income

As a multi-national corporation, we provide investment management and related services to a wide range of international sponsored investment products, often managed from locations outside the United States. Some of these jurisdictions have lower tax rates than the United States. The mix of pre-tax income (primarily from our investment management and related services business) subject to these lower rates, when aggregated with income originating in the United States, produces a lower overall effective income tax rate than existing U.S. federal and state income tax rates.

Our effective income tax rate for fiscal year 2006 increased to 30.94%, as compared to 25.56% in fiscal year 2005 and 29.38% in fiscal year 2004, primarily due to an income tax charge of $105.5 million related to repatriated earnings of our foreign subsidiaries under the Jobs Act recognized during fiscal year 2006. Income taxes were provided at a reduced rate for fiscal year 2005 due primarily to a favorable U.S. state tax ruling, obtained in fiscal year 2005, which resulted in a refund of tax from multiple prior years. The effective income tax rate for future reporting periods will continue to reflect the relative contributions of foreign earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income, as well as other factors, including a reduction in our tax liabilities due to the favorable U.S. state tax ruling described above and certain international tax rulings obtained in prior years, which are in effect through fiscal year 2007.

Liquidity and Capital Resources

The following table summarizes certain key financial data relating to our liquidity, and sources and uses of capital:

(in millions) as of and for the fiscal years ended September 30,	2006	2005	2004
Balance Sheet Data
Assets
Liquid assets	$5,347.8	$4,814.4	$4,279.3
Cash and cash equivalents	3,613.1	3,152.2	2,917.2
Liabilities
Federal Home Loan Bank advances	$—	$—	$6.0
Variable Funding Notes	232.3	239.2	—
Commercial paper	168.1	169.4	169.6
Convertible Notes	—	540.1	530.1
Medium Term Notes	420.0	420.0	420.0
Other long-term debt	207.9	248.3	246.3

Total debt	1,028.3	1,617.0	1,372.0

Cash Flow Data
Operating cash flows	$1,277.9	$850.0	$929.7
Investing cash flows	36.5	(257.6)	841.4
Financing cash flows	(853.4)	$(357.4)	92.4

Liquid assets, which consist of cash and cash equivalents, investment securities (trading and available-for-sale) and current receivables, increased from September 30, 2005, primarily due to cash provided by operating activities. Cash and cash equivalents include cash, debt instruments with maturities of three months or less at the purchase date and other highly liquid investments that are readily convertible into cash, including money market funds. Cash and cash equivalents increased from September 30, 2005 as we invested operating cash flows in debt instruments, including U.S. T-bills, term and other interest-bearing deposits, with maturities of three months or less from the purchase date.

The decrease in total debt outstanding from September 30, 2005 relates primarily to the conversion and redemption of the $877.0 million principal amount at maturity of Liquid Yield Option Notes due 2031 (Zero Coupon–Senior) (the “Convertible Notes”), and the decline in the long-term financing liability recognized in relation to U.S. DCA originally financed by LFL.

We experienced higher operating cash flows in fiscal year 2006, as compared to fiscal year 2005, due to higher net income and net proceeds from the securitization of loans held for sale, partially offset by an increase in taxes payable, as we recorded $105.5 million in taxes related to the repatriation of earnings under the Jobs Act. In fiscal year 2006, we experienced net cash provided by investing activities, as compared to net cash used in investing activities in fiscal year 2005, due primarily to excess liquidations of investments over purchases. Net cash used in financing activities increased in fiscal year 2006, as compared to fiscal year 2005, primarily due to an increase in common stock repurchases, partially offset by a decline in dividends paid, as we declared a $2.00 per share special cash dividend on March 15, 2005. In fiscal year 2006, we repurchased 11.3 million shares of our common stock at a cost of $985.9 million. At September 30, 2006, approximately 9.4 million shares remained available for repurchase under our existing stock repurchase program. We repurchased 2.5 million shares of our common stock at a cost of $170.1 million in fiscal year 2005, and 1.3 million shares at a cost of $67.6 million in fiscal year 2004.

Revision to the Consolidated Statements of Cash Flows

In accordance with FASB Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” (“SFAS 95”), we classified cash flows relating to the variable funding notes (“Variable Funding Notes”), issued under a one-year revolving $250.0 million variable funding note warehouse credit facility originally entered into in March 2005, and subsequently extended for an additional one-year term in March 2006, as financing activities in the Consolidated Statement of Cash Flows for fiscal year 2006. These financing activities are included in the operations of a subsidiary within the banking/finance operating segment whose assets at September 30, 2006 and 2005 represented 4.8% and 4.1% of total Franklin Templeton Investments’ assets and whose income before taxes for fiscal year 2006 and 2005 represented 0.5% and 0.7% of total Franklin Templeton Investments’ income before taxes. Comparative cash flows for fiscal year 2005 relating to the Variable Funding Notes were revised to reflect their classification as financing activities instead of operating activities. The revision had no impact on the previously reported fiscal year 2005 net income, banking/finance liabilities, and cash and cash equivalents, and was immaterial to the fiscal year 2005 Consolidated Statement of Cash Flows.

The following table summarizes the effect of the revision to the fiscal year 2005 Consolidated Statement of Cash Flows.

(in thousands) for the fiscal year ended September 30, 2005	As Previously Reported	As Revised
Operating Activities
Increase in other liabilities	$246,527	$7,306
Net cash provided by operating activities	1,089,209	849,988

Financing Activities
Increase in debt	40,957	307,322
Payments on debt	(39,076)	(66,220)
Net cash used in financing activities	(596,679)	(357,458)

The effect of the revision on the Consolidated Statements of Cash Flows included in our Forms 10-Q previously filed with the SEC are disclosed in Quarterly Information (Unaudited) section below.

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

At September 30, 2006, we had $420.0 million available under a Five Year Facility Credit Agreement with certain banks and financial institutions expiring in the fiscal year ending September 30, 2010, $300.0 million of debt and equity securities available to be issued under a shelf registration statement filed with the SEC, and $330.0 million of commercial paper available for issuance under a $500 million private placement. In addition, at September 30, 2006, our banking/finance operating segment had $420.0 million in available uncommitted short-term bank lines under the Federal Reserve Funds system, the Federal Reserve Bank discount window, and Federal Home Loan Bank short-term borrowing capacity.

Our ability to access the capital markets in a timely manner depends on a number of factors including our credit rating, the condition of the global economy, investors’ willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. In extreme circumstances, we might not be able to access this liquidity readily.

Our investment management and related services operating segment has historically financed Class B and certain of our Class C DCA arising from our U.S., Canadian and European operations through sales to or other arrangements with LFL, a company in which we hold a 49% ownership interest. As noted above, in December 2005, LFL transferred substantially all of its DCA to LAFL, an Irish special purpose vehicle formed in December 2005, in which we also hold a 49% ownership interest. Subsequent to the sale of DCA to LAFL, DCA originating from our non-U.S. operations have been financed generally by an independent third party. Class B and C share sales commissions that we have financed globally through LFL during fiscal years 2006, 2005, and 2004 were approximately $17.7 million, $118.0 million and $163.4 million. As noted above, the U.S. funds that had offered Class B shares ceased offering these shares to new investors and existing shareholders effective during the quarter ended March 31, 2005. Our ability to access credit facilities, as well as LAFL’s ability to access the securitization market in the future, will directly affect our existing financing arrangements.

Our banking/finance operating segment finances its automotive lending activities through operational cash flows, the issuance of notes under a one-year revolving $250.0 million variable funding note warehouse credit facility, inter-segment loans and by selling its auto loans in securitization transactions with qualified special purpose entities, which then issue asset-backed securities to private investors. Gross sale proceeds from auto loan securitization transactions were $348.3 million, $231.6 million and $471.8 million in fiscal years 2006, 2005 and 2004.

The Variable Funding Notes issued and outstanding were $232.3 million at September 30, 2006. The Variable Funding Notes are payable to certain administered conduits and are secured by cash and a pool of automobile loans that meet or are expected to meet certain eligibility requirements. Credit enhancements for the Variable Funding Notes require us to provide, as collateral, loans held for sale with a fair value in excess of the principal amount of the Variable Funding Notes, as well as to hold in trust additional cash balances to cover certain shortfalls. In addition, we provide a payment provider commitment in an amount not to exceed 4.66% of the pool balance. We also enter into interest-rate swap agreements intended to mitigate the interest-rate risk between the fixed interest rate on the pool of automobile loans and the floating interest rate being paid on the Variable Funding Notes, accounted for as freestanding derivatives. In October 2006, we entered into an auto loan securitization transaction for the sale of loans held for sale with a carrying value of approximately $361.7 million. The income before tax effect of this sale was approximately $2.4 million.

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

In May 2001, we received approximately $490.0 million in net proceeds from the sale of Convertible Notes. The issue price of the Convertible Notes, which were offered to qualified institutional buyers only, represented a yield to maturity of 1.875% per annum excluding any contingent interest. Each of the $1,000

(principal amount at maturity) Convertible Notes was convertible prior to maturity into 9.3604 shares of our common stock (subject to adjustment) following the occurrence of certain specified triggering events. In particular, the Convertible Notes were convertible if, during any calendar quarter, the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter was more than a specified percentage (initially 120% as of the third quarter of fiscal year 2001 and declining 0.084% each quarter thereafter) of the accreted conversion price per share of our common stock on the last trading day of the preceding calendar quarter. Based on this formula, holders were able to convert their Convertible Notes during each of the first three quarters of fiscal year 2006 because the closing sale price of our common stock during each of the preceding quarters, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the applicable quarter, was more than the applicable conversion trigger price (calculated quarterly based on a percentage of the accreted conversion price per share of our common stock on the last trading day of the quarter). As a result, $870.5 million in aggregate principal amount of Convertible Notes were converted into an aggregate amount of 8.1 million shares of our common stock in fiscal year 2006. On June 5, 2006, we redeemed the remaining $0.6 million principal amount at maturity of the Convertible Notes for cash in the aggregate amount of $0.4 million. From inception through June 5, 2006, holders put to us and we repurchased for cash a total of $6.5 million principal amount at maturity of Convertible Notes, for their accreted value of $3.9 million.

In December 2004, the FASB issued Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS 109-2”). The Jobs Act was signed into law on October 22, 2004. Under a provision of the Jobs Act, we elected on January 26, 2006 to repatriate certain earnings of our foreign-based subsidiaries during fiscal year 2006 at a reduced U.S. federal tax rate. FSP FAS 109-2 provides guidance on when an enterprise should recognize in its financial statements the effects of the one-time tax benefit of repatriation of foreign earnings under the Jobs Act, and specifies interim disclosure requirements. Under our domestic reinvestment plan approved by our Chief Executive Officer and our Board of Directors, we repatriated approximately $2.1 billion of earnings from our foreign subsidiaries at September 30, 2006. The proceeds will be reinvested in our U.S. operations prior to October 1, 2010 consistent with the domestic reinvestment plan and the intent of the Jobs Act. As a result of the repatriation, we recorded an income tax charge of $105.5 million during fiscal year 2006.

We continue to look for opportunities to control our costs and expand our global presence. In this regard, in fiscal year 2005 we entered into a commitment to acquire land and build a campus in Hyderabad, India, to establish support services for several of our global functions. Our estimated total cost to complete the campus at September 30, 2006 was $43.6 million, of which $17.5 million had been incurred as of this date. We expect to open the campus in the first three months of calendar year 2007.

In November 2006, we announced that Franklin Templeton Investments agreed in principle to acquire full ownership of its joint venture in India, Franklin Templeton Asset Management (India) Private Limited (“AMC”), subject to regulatory approvals and to execution of a formal agreement. Franklin Templeton Investments will purchase the 25% stake in the AMC’s total equity paid-up capital held by Hathway Investments, a member of the Rajan Raheja group of companies.

Contractual Obligations and Commercial Commitments

Contractual Obligations and Commitments

The following table summarizes contractual cash obligations and commitments. We believe that we can meet these obligations and commitments through existing liquid assets, continuing cash flows from operations and borrowing capacity under current credit facilities.

(in millions) as of the fiscal year ended September 30, 2006	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Non-current debt	$627.9	$42.1	$506.8	$65.5	$13.5
Operating leases[6]	350.6	40.4	74.1	67.1	169.0
Purchase obligations[7]	375.2	138.2	112.0	74.6	50.4

Total Contractual Obligations	1,353.7	220.7	692.9	207.2	232.9

Loan origination commitments	218.9	198.3	—	—	20.6
Capital contribution commitments[8]	94.9	31.8	41.2	21.9	—

Total Contractual Obligations and Commitments	$1,667.5	$450.8	$734.1	$229.1	$253.5

[6]	Operating lease obligations are presented net of future receipts on contractual sublease arrangements totaling $35.5 million as of September 30, 2006.
[7]	Purchase obligations include contractual amounts that will be due to purchase goods and services to be used in our operations and may be cancelled at earlier times than those indicated under certain conditions that may include termination fees. In particular, under an agreement to outsource the operations of our data centers (including responsibility for processing data and managing the centers), which we can terminate any time after July 1, 2006, we estimated that the termination fee payable in October 2006, not including costs associated with assuming equipment leases, would approximate $12.5 million and would decrease each month thereafter, reaching a payment of approximately $2.2 million in July 2008.
[8]	Capital contribution commitments relate to our contractual commitments to fund certain of our sponsored investment products.

Contingent Obligations

In relation to the auto loan securitization transactions that we have entered into with a number of qualified special purpose entities, we are obligated to cover shortfalls in amounts due to note holders up to certain levels as specified in the related agreements. At September 30, 2006, the maximum potential amount of future payments related to these obligations was $32.0 million and the fair value of obligations arising from auto securitization transactions entered into subsequent to December 31, 2002 reflected on our Consolidated Balance Sheet at September 30, 2006 were not significant.

At September 30, 2006, the banking/finance operating segment had issued financial standby letters of credit totaling $2.7 million on which beneficiaries would be able to draw upon in the event of non-performance by our customers, primarily in relation to lease and lien obligations of these banking customers. These standby letters of credit, issued prior to January 1, 2003, were secured by marketable securities with a fair value of $2.9 million at September 30, 2006 and commercial real estate.

Off-Balance Sheet Arrangements

As discussed above, we hold a 49% ownership interest in LFL and LAFL and we account for the ownership interest in these companies using the equity method of accounting. As of September 30, 2006, LFL had approximately $8.9 million in total assets and our exposure to loss related to LFL was limited to the carrying value of our investment, and interest and fees receivable totaling approximately $0.9 million. As of September 30, 2006, LAFL had approximately $426.8 million in total assets and our maximum exposure to loss related to LAFL totaled approximately $215.9 million. We recognized pre-tax income of approximately $7.4 million and $21.1 million for our share of LFL’s and LAFL’s net income in fiscal years 2006 and 2005. Due to our significant interest in both LFL and LAFL, we continue to carry on our balance sheet the DCA originally sold to LFL by FTDI until these assets are amortized or sold by LAFL. Neither we nor our distribution subsidiaries retain any direct ownership interest in the DCA sold, and, therefore, the sold DCA are not available to satisfy claims of our creditors or those of our distribution subsidiaries.

As discussed above, our banking/finance operating segment periodically enters into auto loan securitization transactions with qualified special purpose entities, which then issue asset-backed securities to private investors. Our main objective in entering into these securitization transactions is to obtain financing for auto loan activities. Securitized loans held by the securitization trusts totaled $514.8 million at September 30, 2006 and $577.7 million at September 30, 2005.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that impact our financial position and results of operations. These estimates and assumptions are affected by our application of accounting policies. Below we describe certain critical accounting policies that we believe are important to understanding our results of operations and financial position. For additional information about our accounting policies, please refer to Note 1 in the Notes to Consolidated Financial Statements.

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

Income Taxes

As a multinational corporation, we operate in various locations outside the United States and generate earnings from our foreign subsidiaries. At September 30, 2006, and based on tax laws in effect as of this date, it is our intention to continue to indefinitely reinvest the undistributed earnings of foreign subsidiaries. As a result, we have not made a provision for U.S. taxes and have not recorded a deferred tax liability on $1,601.8 million of cumulative undistributed earnings recorded by foreign subsidiaries at September 30, 2006. Changes to our policy of reinvesting foreign earnings may have a significant effect on our financial condition and results of operations.

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

Loss Contingencies

We are involved in various lawsuits and claims encountered in the normal course of business. When such a matter arises and periodically thereafter, we consult with our legal counsel and evaluate the merits of the claims based on the facts available at that time. In management’s opinion, an adequate accrual has been made as of September 30, 2006 to provide for any probable losses that may arise from these matters for which we could reasonably estimate an amount. See also Note 14 to our Notes to Consolidated Financial Statements included in Part II, Item 8 of this report and “Legal Proceedings” included in Part I, Item 3 of this report.

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

Evaluating whether related entities are VIEs, and determining if we qualify as the primary beneficiary of these VIEs, is highly complex and involves the use of estimates and assumptions. To determine our interest in the expected losses or residual returns of each VIE, we performed an expected cash flow analysis using certain discount rate and volatility assumptions based on available historical information and management’s estimates. Based on our analysis, we consolidated one VIE into our financial statements as of September 30, 2006. While we believe that our testing and approach were appropriate, future changes in estimates and assumptions may affect our decision and lead to the consolidation of other VIEs in our financial statements.

Banking/Finance Segment Interest Income and Margin Analysis

The following table presents the banking/finance operating segment’s net interest income and margin:

(in millions)	2006			2005			2004
as of and for the fiscal years ended September 30,	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Federal funds sold and securities purchased under agreements to resell	$169.8	$5.7	3.36%	$80.9	$2.4	2.97%	$32.1	$0.3	0.93%
Investment securities, available-for-sale	202.3	12.5	6.18%	238.5	8.5	3.56%	321.4	11.0	3.42%
Loans to banking clients[9]	485.9	42.6	8.77%	441.4	30.9	7.00%	451.3	27.7	6.14%

Total earning assets	$858.0	$60.8	7.09%	$760.8	$41.8	5.49%	$804.8	$39.0	4.85%
Interest-bearing deposits	$426.3	$14.5	3.40%	$555.4	$7.5	1.35%	$597.5	$4.3	0.72%
Inter-segment debt	19.8	0.8	4.04%	18.6	0.4	2.15%	88.2	1.4	1.59%
Federal funds purchased and securities sold under agreements to repurchase	2.5	0.1	4.00%	2.6	0.1	3.85%	15.6	0.2	1.28%
Variable Funding Notes	159.2	9.8	6.16%	77.9	2.9	3.72%	—	—	—

Total interest-bearing liabilities	$607.8	$25.2	4.15%	$654.5	$10.9	1.67%	$701.3	$5.9	0.84%

Net interest income and margin		$35.6	4.15%		$30.9	4.06%		$33.1	4.11%

[9]	Non-accrual loans are included in the average loans receivable balance.

Quarterly Information (Unaudited)

(in thousands except per share data) Quarter	First	Second	Third	Fourth
Fiscal 2006
Operating revenues	$1,181,452	$1,254,770	$1,317,275	$1,297,229
Operating income	$404,586	$349,757	$451,986	$427,052
Net income	$317,969	$196,516	$371,414	$381,669
Earnings per share
Basic	$1.26	$0.76	$1.44	$1.51
Diluted[10]	$1.21	$0.74	$1.41	$1.49
Dividend per share	$0.120	$0.120	$0.120	$0.120
Common stock price per share
High	$98.86	$104.25	$98.35	$106.69
Low	$77.63	$92.84	$80.16	$82.37

Fiscal 2005
Operating revenues	$986,022	$1,051,181	$1,109,734	$1,163,161
Operating income	$300,084	$273,281	$346,479	$368,532
Net income	$239,989	$221,274	$261,873	$334,495
Earnings per share
Basic	$0.96	$0.88	$1.04	$1.33
Diluted[1]	$0.92	$0.85	$1.01	$1.28
Dividend per share	$0.100	$2.100	$0.100	$0.100
Common stock price per share
High	$71.45	$73.54	$77.64	$84.72
Low	$55.66	$64.65	$63.56	$76.93

Fiscal 2004
Operating revenues	$809,666	$878,995	$867,815	$881,732
Operating income	$222,860	$225,210	$240,986	$241,769
Income before cumulative effect of an accounting change, net of tax	$167,517	$172,791	$173,896	$187,681
Cumulative effect of an accounting change, net of tax	4,779	—	—	—

Net income	$172,296	$172,791	$173,896	$187,681
Earnings per share
Basic
Before cumulative effect of an accounting change	$0.68	$0.69	$0.70	$0.75
Cumulative effect of an accounting change	0.02	—	—	—

Net	$0.70	$0.69	$0.70	$0.75
Diluted[1]
Before cumulative effect of an accounting change	$0.66	$0.67	$0.67	$0.73
Cumulative effect of an accounting change	0.02	—	—	—

Net	$0.68	$0.67	$0.67	$0.73
Dividend per share	$0.085	$0.085	$0.085	$0.085
Common stock price per share
High	$52.25	$62.10	$57.81	$56.47
Low	$43.39	$52.02	$48.10	$46.85

[10]	Diluted earnings per share for all periods shown reflect the fiscal year 2005 adoption of the Emerging Issues Task Force Abstract Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.”

Revision to the Consolidated Statements of Cash Flows

As more fully described in Note 1 in the Notes to Consolidated Financial Statements, we classified cash flows relating to the Variable Funding Notes as financing activities in the Consolidated Statement of Cash Flows for fiscal year 2006 in accordance with SFAS 95. Comparative cash flows for fiscal year 2005 relating to the Variable Funding Notes were revised to reflect their classification as financing activities instead of operating activities.

The following table summarizes the effect of the revision to the Consolidated Statements of Cash Flows included in our Forms 10-Q previously filed with the SEC.

(in thousands) for the nine months ended June 30, 2006	As Previously Reported	As Revised
Operating Activities
Increase in other liabilities	$67,241	$128,677
Net cash provided by operating activities	1,037,637	1,099,073
Financing Activities
Increase in debt	1,314	213,837
Payments on debt	(32,142)	(306,101)
Net cash used in financing activities	(875,524)	(936,960)

for the six months ended March 31, 2006
Operating Activities
(Decrease) increase in other liabilities	$(75,905)	$74,868
Net cash provided by operating activities	609,773	760,546
Financing Activities
Increase in debt	960	111,849
Payments on debt	(21,122)	(282,784)
Net cash used in financing activities	(74,055)	(224,828)

for the three months ended December 31, 2005
Operating Activities
(Decrease) increase in other liabilities	$(210,652)	$20,594
Net cash provided by operating activities	315,371	546,617
Financing Activities
Increase in debt	396	27,251
Payments on debt	(10,023)	(268,124)
Net cash provided by (used in) financing activities	11,115	(220,131)

for the nine months ended June 30, 2005
Operating Activities
Increase in other liabilities	$149,482	$3,609
Net cash provided by operating activities	798,450	652,577
Financing Activities
Increase in debt	40,588	195,896
Payments on debt	(29,055)	(38,490)
Net cash used in financing activities	(586,369)	(440,496)

for the six months ended March 31, 2005
Operating Activities
Increase (decrease) in other liabilities	$40,449	$(9,561)
Net cash provided by operating activities	367,844	317,834
Financing Activities
Increase in debt	40,206	90,216
Payments on debt	(18,964)	(18,964)
Net cash provided by financing activities	47,408	97,418

Risk Factors

We are subject to extensive and often complex, overlapping and frequently changing regulation domestically and abroad. Our investment management and related services business and our banking/finance business are subject to extensive and often complex, overlapping and frequently changing regulation in the United States and abroad, including, among others, securities, banking, accounting and tax laws and regulations. Moreover, financial reporting requirements, and the processes, controls and procedures that have been put in place to address them, are often comprehensive and complex. While management has focused attention and resources on our compliance policies, procedures and practices, non-compliance with applicable laws or rules or regulations, conflicts of interest requirements or fiduciary principles, either in the United States or abroad, or our inability to keep up with, or adapt to, an often ever changing, complex regulatory environment could result in sanctions against us, including fines and censures, injunctive relief, suspension or expulsion from a certain jurisdiction or market or the revocation of licenses, any of which could also adversely affect our reputation, prospects, revenues, and earnings.

We are subject to federal securities laws, state laws regarding securities fraud, other federal and state laws and rules and regulations of certain regulatory and self regulatory organizations, including those rules and regulations promulgated by, among others, the SEC, the NASD and the NYSE, and to the extent operations or trading in our securities take place outside the United States, by foreign regulations and regulators, such as the U.K. Listing Authority. Certain of our subsidiaries are registered with the SEC under the Investment Advisers Act of 1940, as amended, and many of our funds are registered with the SEC under the Investment Company Act of 1940, as amended, both of which impose numerous obligations, as well as detailed operational requirements, on our subsidiaries which are investment advisers to registered investment companies. Our subsidiaries, both in the United States and abroad, must comply with a myriad of complex and often changing U.S. and/or foreign regulations, some of which may conflict, including complex U.S. and non-U.S. tax regimes. Additionally, as we expand our operations, sometimes rapidly, into non-U.S. jurisdictions, the rules and regulations of these non-U.S. jurisdictions become applicable, sometimes with short compliance deadlines, and add further regulatory complexity to our ongoing compliance operations.

In addition, we are a bank holding company and a financial holding company subject to the supervision and regulation of the Federal Reserve Board, or FRB, and are subject to the restrictions, limitations, or prohibitions of the Bank Holding Company Act of 1956, as amended, and the Gramm-Leach-Bliley Act. The FRB may impose additional limitations or restrictions on our activities, including if the FRB believes that we do not have the appropriate financial and managerial resources to commence or conduct an activity or make an acquisition. Further, our subsidiary, Fiduciary Trust, is subject to extensive regulation, supervision and examination by the FDIC and New York State Banking Department, while other subsidiaries are subject to oversight by the Office of Thrift Supervision and various state regulators. The laws and regulations imposed by these regulators generally involve restrictions and requirements in connection with a variety of technical, specialized and recently expanding matters and concerns. For example, compliance with anti-money laundering and Know-Your-Customer requirements, both domestically and internationally, and the Bank Secrecy Act has taken on heightened importance with regulators as a result of efforts to, among other things, limit terrorism. At the same time, there has been increased regulation with respect to the protection of customer privacy and the need to secure sensitive customer information. As we continue to address these requirements or focus on meeting new or expanded ones, we may expend a substantial amount of time and resources, even though our banking/finance business does not constitute our dominant business sector. Moreover, any inability to meet these requirements, within the timeframes set by regulators, may subject us to sanctions or other restrictions by the regulators that impact our broader business.

Regulatory and legislative actions and reforms are making the regulatory environment in which we operate more costly and future actions and reforms could adversely impact our assets under management,

increase costs and negatively impact our profitability and future financial results. Since 2001, the federal securities laws have been augmented substantially and made significantly more complex by, among other measures, the Sarbanes-Oxley Act of 2002 and the USA Patriot Act of 2001. Moreover, changes in the interpretation or enforcement of existing laws or regulations have directly affected our business. With new laws and changes in interpretation and enforcement of existing requirements, the associated time we must dedicate to, and related costs we must incur in, meeting the regulatory complexities of our business have increased and these outlays have also increased as we expand our business into various non-U.S. jurisdictions. For example, in the past few years following the enactment of the Sarbanes-Oxley Act of 2002, new rules of the SEC, NYSE and NASD were promulgated and other rules revised. Among other things, these new requirements have necessitated us to make changes to our corporate governance and public disclosure policies, procedures and practices and our registered investment companies and investment advisers have been required to make similar changes. In addition, complex accounting and financial reporting requirements have been implemented in the past several years pursuant to the Sarbanes-Oxley Act of 2002 and the rules of the SEC and the Public Company Accounting Oversight Board, which apply across differing legal entities within our corporate structure and varied geographical and/or jurisdictional areas in which we operate. Compliance activities to meet these new requirements have required us to expend additional time and resources, including without limitation substantial efforts to conduct evaluations required to ensure compliance with the management certification and attestation requirements under the Sarbanes-Oxley Act of 2002, and, consequently, we are incurring increased costs of doing business, which potentially negatively impacts our profitability and future financial results. Moreover, any potential accounting or reporting error, whether financial or otherwise, if material, could damage our reputation, adversely affect our ability to conduct business, and decrease revenue and net income. Finally, any regulatory and legislative actions and reforms affecting the mutual fund industry, including compliance initiatives, may negatively impact revenues by increasing our costs of accessing or dealing in the financial markets.

Our ability to maintain the beneficial tax treatment we anticipate with respect to foreign earnings we have repatriated is based on current interpretations of the Jobs Act and timely and permitted use of such amounts in accordance with our domestic reinvestment plan and the Jobs Act. In September 2006, we completed our planned repatriation into the United States of approximately $2.1 billion of undistributed earnings of our non-U.S. subsidiaries in accordance with our domestic reinvestment plan and the Jobs Act. However, our ability to maintain the anticipated beneficial tax treatment with respect to these foreign earnings is subject to current interpretations and compliance with the Jobs Act (including Internal Revenue Code Section 965), as well as the rules and regulations promulgated by, among others, the Internal Revenue Service and the United States Treasury Department. Moreover, changes in the interpretation of these rules and regulations may have an effect on our ability to maintain the beneficial tax treatment with respect to our repatriated foreign earnings. Our inability to timely complete, to appropriately use repatriated amounts for permitted purposes or to otherwise satisfy the requirements of our planned repatriation could also have a negative impact on the scope and breadth of our anticipated tax treatment with respect to such amounts.

Any significant limitation or failure of our software applications and other technology systems that are critical to our operations could constrain our operations. We are highly dependent upon the use of various proprietary and third-party software applications and other technology systems to operate our business. We use our technology to, among other things, obtain securities pricing information, process client transactions and provide reports and other customer services to the clients of the funds we manage. Any inaccuracies, delays or systems failures in these and other processes could subject us to client dissatisfaction and losses. Although we take protective measures, including measures to effectively secure information through system security technology, our technology systems may still be vulnerable to unauthorized access, computer viruses or other events that have a security impact, such as an authorized employee or vendor inadvertently causing us to release confidential information, which could materially damage our operations or cause the disclosure or modification of sensitive or confidential information. Moreover, loss of confidential customer identification information could harm our reputation. Further, although we take precautions to password protect our laptops and other mobile electronic hardware, if such hardware is stolen, misplaced or left unattended, it may become vulnerable to hacking or other unauthorized use, creating a possible security risk and resulting in potentially costly actions by us. Most of the software applications that we use in our business are licensed from, and supported, upgraded and maintained by, third-party vendors. A suspension or termination of certain of these licenses or the related support, upgrades and maintenance could cause temporary system delays or interruption. In addition, we have outsourced to a single vendor the operation of our U.S. data centers, which includes responsibility for processing data and managing the centers. This vendor is also responsible for our disaster recovery systems. A failure by this vendor to continue to manage our U.S. data centers and our disaster recovery systems adequately in the future could have a material adverse impact on our business. Moreover, although we have in place certain disaster recovery plans, we may experience system delays and interruptions as a result of natural disasters, power failures, acts of war, and third party failures. Technology is subject to rapid change and we cannot guarantee that our competitors may not implement more advanced Internet platforms for their products which could affect our business. Potential system failures or breaches, or advancements in technology, and the cost necessary to address them, could result in material financial loss or costs, regulatory actions, breach of client contracts, reputational harm or legal claims and liability, which in turn could negatively impact our revenues and income.

We face risks, and corresponding potential costs and expenses, associated with conducting operations and growing our business in numerous foreign countries. We sell mutual funds and offer investment management and related services in many different regulatory jurisdictions around the world, and intend to continue to expand our operations internationally. As we do so, we will continue to face various ongoing challenges to ensure that we have sufficient resources, procedures and controls in place to address and ensure that our operations abroad operate consistently and effectively. In order to remain competitive, we must be proactive and prepared to implement necessary resources when growth opportunities present themselves, whether as a result of a business acquisition or rapidly increasing business activities in particular markets or regions. As we grow, we face a heightened risk that the necessary resources and/or personnel will be unavailable to take full advantage of strategic opportunities when they appear or that strategic decisions can be efficiently implemented. Local regulatory environments may vary widely, as may the adequacy and sophistication of each. Similarly, local distributors, and their policies and practices as well as financial viability, may be inconsistent or less developed or mature. Notwithstanding potential long-term cost savings by increasing certain operations, such as transfer agent and other back-office operations, in countries or regions of the world with lower operating costs, growth of our international operations may involve near-term increases in expenses as well as additional capital costs, such as information, systems and technology costs and costs related to compliance with particular regulatory or other local requirements or needs. Local requirements or needs may also place additional demands on sales and compliance personnel and resources, such as meeting local language requirements while also integrating personnel into an organization with a single operating language. Finding and hiring additional, well-qualified personnel and crafting and adopting policies, procedures and controls to address local or regional requirements remain a challenge as we expand our operations internationally. Moreover, regulators in non-U.S. jurisdictions could also change their policies or laws in a manner that might restrict or otherwise impede our ability to distribute or register investment products in their respective markets. Any of these local requirements, activities or needs could increase the costs and expenses we incur in a specific jurisdiction without any corresponding increase in revenues and income from operating in the jurisdiction.

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

Strong competition from numerous and sometimes larger companies with competing offerings and products could limit or reduce sales of our products, potentially resulting in a decline in our market share, revenues and net income. We compete with numerous asset management companies, mutual fund, stock brokerage and investment banking firms, insurance companies, banks, savings and loan associations and other financial institutions. Our investment products also compete with products offered by these competitors as well as real estate investment trusts, hedge funds and others. Over the past decade, a significant number of new asset management firms and mutual funds have been established, increasing competition. At the same time, consolidation in the financial services industry has created stronger competitors with greater financial resources and broader distribution channels than our own. Competition is based on various factors, including, among others, business reputation, investment performance, product offerings, service quality, distribution relationships, and fees charged. Additionally, competing securities broker/dealers whom we rely upon to distribute and sell our mutual funds may also sell their own proprietary funds and investment products, which could limit the distribution of our investment products. To the extent that existing or potential customers, including securities broker/dealers, decide to invest in or distribute the products of our competitors, the sales of our products as well as our market share, revenues and net income could decline. Our ability to attract and retain assets under our management is also dependent on the relative investment performance of our funds and other managed investment portfolios, offering a mix of sponsored investment products that meets investor demand and our ability to maintain our investment management services fees at competitive levels.

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

The amount or mix of our assets under management are subject to significant fluctuations and could negatively impact our revenues and income. We have become subject to an increased risk of asset volatility from changes in the domestic and global financial and equity markets. Individual financial and equity markets may be adversely affected by political, financial or other instabilities that are particular to the country or regions in which a market is located, including without limitation local acts of terrorism, economic crises or other business, social or political crises. Declines in these markets have caused in the past, and would cause in the future, a decline in our revenues and income. Global economic conditions, exacerbated by war or terrorism or financial crises, changes in the equity market place, currency exchange rates, interest rates, inflation rates, the yield curve and other factors that are difficult to predict affect the mix, market values and levels of our assets under management. Our investment management services revenues are derived primarily from fees based on a percentage of the value of assets under management and vary with the nature of the account or product managed. A decline in the price of stocks or bonds, or in particular market segments, or in the securities market generally, could cause the value and returns on our assets under management to decline, resulting in a decline in our revenues and income. Moreover, changing market conditions may cause a shift in our asset mix between international and U.S. assets, potentially resulting in a decline in our revenue and income depending upon the nature of our assets under management and the level of management fees we earn based on them. Additionally, changing market conditions may cause a shift in our asset mix towards fixed-income products and a related decline in our revenue and income, as we generally derive higher fee revenues and income from equity assets than from fixed-income products we manage. On the other hand, increases in interest rates, in particular if rapid, or high interest rates, as well as any uncertainty in the future direction of interest rates, may have a negative impact on our fixed-income products as rising interest rates or interest rate uncertainty typically decrease the total return on many bond investments due to lower market valuations of existing bonds. Any decrease in the level of assets under management resulting from price declines, interest rate volatility or uncertainty or other factors could negatively impact our revenues and income.

Our increasing focus on international markets as a source of investments and sales of investment products subject us to increased exchange rate and other risks in connection with earnings and income generated overseas. While we operate primarily in the United States, we also provide services and earn revenues in The Bahamas, Canada, Europe, Asia, South America, Africa, Australia and Mexico. As a result, we are subject to foreign exchange risk through our foreign operations. While we have taken steps to reduce our exposure to foreign exchange risk, for example, by denominating a significant amount of our transactions in U.S. dollars, the situation may change in the future as our business continues to grow outside the United States. Stabilization or appreciation of the U.S. dollar could moderate revenues from sales of investment products internationally or could affect relative investment performance of certain funds invested in non-U.S. securities. Separately, management fees that we earn tend to be higher in connection with international assets under management than with U.S. assets under management. Consequently, a downturn in international markets could have a significant effect on our revenues and income. Moreover, as our business grows in non-U.S. markets, any business, social and political unrest affecting these markets, in addition to any direct consequences such unrest may have on our personnel and facilities located in the affected area, may also have a more lasting impact on the long-term investment climate in these and other areas and, as a result, our assets under management and the corresponding revenues and income that we generate from them may be negatively affected.

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

Our future results are dependent upon maintaining an appropriate level of expenses, which is subject to fluctuation. The level of our expenses is subject to fluctuation and may increase for the following or other reasons: changes in the level and scope of our advertising expenses in response to market conditions; variations in the level of total compensation expense due to, among other things, bonuses, changes in our employee count and mix, and competitive factors; changes in expenses and capital costs, including costs incurred to maintain and enhance our administrative and operating services infrastructure; and an increase in insurance expenses including through the assumption of higher deductibles and/or co-insurance liability.

Our ability to successfully integrate widely varied business lines can be impeded by systems and other technological limitations. Our continued success in effectively managing and growing our business, both domestically and abroad, depends on our ability to integrate the varied accounting, financial, information and operational systems of our various businesses on a global basis. Moreover, adapting or developing our existing technology systems to meet our internal needs, as well as client needs, industry demands and new regulatory requirements, is also critical for our business. The constant introduction of new technologies presents new challenges to us. We have an ongoing need to continually upgrade and improve our various technology systems, including our data processing, financial, accounting and trading systems. Further, we also must be proactive and prepared to implement technology systems when growth opportunities present themselves, whether as a result of a business acquisition or rapidly increasing business activities in particular markets or regions. These needs could present operational issues or require, from time to time, significant capital spending. It also may require us to reevaluate the current value and/or expected useful lives of our technology systems, which could negatively impact our results of operations.

Our inability to successfully recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability. Should we experience a local or regional disaster or other business continuity problem, such as a pandemic or other natural or man-made disaster, our continued success will depend, in part, on the availability of our personnel, our office facilities and the proper functioning of our computer, telecommunication and other related systems and operations. While our operational size, the diversity of locations from which we operate, and our redundant back-up systems provide us with a strong advantage should we experience a local or regional disaster or other business continuity event, we could still experience near-term operational challenges, in particular depending upon how a local or regional event may affect our human capital across our operations or with regard to particular segments of our operations, such as key executive officers or personnel in our technology group. Moreover, as we grow our operations in particular areas, such as India, the potential for particular types of natural or man-made disasters, political, economic or infrastructure instabilities, or other country- or region-specific business continuity risks increases. Past disaster recovery efforts have demonstrated that even seemingly localized events may require broader disaster recovery efforts throughout our operations and, consequently, we are constantly assessing and taking steps to improve upon our existing business continuity plans and key management succession. However, a disaster on a significant scale or affecting certain of our key operating areas within or across regions, or our inability to successfully recover should we experience a disaster or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.

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

In the normal course of business, our financial position is subject to market risk: the potential loss due to changes in the value of financial instruments including those resulting from adverse changes in interest rates, foreign currency exchange and equity prices. Financial instruments include, but are not limited to, trade accounts receivable, investment securities, deposits and other debt obligations. Management is responsible for managing market risk. Our Enterprise Risk Management Committee is responsible for providing a framework to assist management to identify, assess and manage market and other risks.

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

At September 30, 2006, we have considered the potential impact of a 2% movement in market interest rates in relation to the banking/finance operating segment interest earning assets, net of interest-bearing liabilities, total debt outstanding and our portfolio of debt securities, individually and in the aggregate. Based on our analysis, we do not expect that this change would have a material impact on our operating revenues or results of operations, either individually or in the aggregate.

Our foreign operations expose us to foreign currency exchange risk. While we operate primarily in the United States, we also provide services and earn revenues in Canada, The Bahamas, Europe, Asia, South and Central America, Africa and Australia. Our exposure to foreign currency exchange risk is minimized since a significant portion of these revenues and associated expenses are denominated in U.S. dollars. This situation may change in the future as our business continues to grow outside the United States.

We are exposed to equity price fluctuations through securities we hold that are carried at fair value and through investments held by majority-owned sponsored investment products that we consolidate, which are also carried at fair value. To mitigate this risk, we maintain a diversified investment portfolio. Our exposure to equity price fluctuations is also minimized as we sponsor and invest in a broad range of investment products in various global jurisdictions, which allows us to mitigate the impact of changes in any particular market(s) or region(s). The following is a summary of the effect of a 10% increase or decrease in equity prices on our financial instruments subject to equity price fluctuations at September 30, 2006.

(in thousands)	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Current
Investment securities, trading	$382,053	$420,258	$343,848
Investment securities, available-for-sale	552,211	607,432	496,990

Total Current	$934,264	$1,027,690	$840,838

Banking/Finance
Investment securities, available-for-sale	$171,632	$188,795	$154,469

Non-Current
Investment in equity-method investees	$227,591	$250,350	$204,832
Equities and other	243,962	268,358	219,566

Total Non-Current	$471,553	$518,708	$424,398

Item 8.	Financial Statements and Supplementary Data.

Index of Consolidated Financial Statements for the years ended September 30, 2006, 2005, and 2004.

All schedules have been omitted as the information is provided in the financial statements or in related notes thereto or is not required to be filed as the information is not applicable.

Certain required quarterly information is included in Item 7 of Part II of this Form 10-K report under the heading “Quarterly Information (Unaudited)” and incorporated herein by reference.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework. Based on that assessment, management concluded that, as of September 30, 2006, the Company’s internal control over financial reporting was effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audits the Company’s consolidated financial statements, as stated in their report immediately following this report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

and Stockholders of Franklin Resources, Inc.

We have completed integrated audits of Franklin Resources, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2006 and audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of Franklin Resources, Inc. and its subsidiaries at September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of September 30, 2006 based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control–Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Francisco, California

December 20, 2006

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

for the fiscal years ended September 30,	2006	2005	2004
Operating Revenues
Investment management fees	$2,963,927	$2,456,518	$1,970,628
Underwriting and distribution fees	1,756,000	1,531,610	1,150,922
Shareholder servicing fees	259,295	254,763	244,063
Consolidated sponsored investment products income, net	7,712	4,414	3,519
Other, net	63,792	62,793	69,076

Total operating revenues	5,050,726	4,310,098	3,438,208

Operating Expenses
Underwriting and distribution	1,641,401	1,406,137	1,035,111
Compensation and benefits	936,254	870,293	769,438
Information systems, technology and occupancy	302,341	286,866	273,540
Advertising and promotion	156,460	137,298	112,017
Amortization of deferred sales commissions	129,873	122,470	98,893
Amortization of intangible assets	14,022	17,459	17,604
Intangible assets impairment	68,400	—	—
Provision for governmental investigations, proceedings and actions, net	—	33,658	105,000
September 11, 2001 recovery, net	—	—	(30,277)
Other	168,594	147,541	126,057

Total operating expenses	3,417,345	3,021,722	2,507,383

Operating income	1,633,381	1,288,376	930,825
Other Income (Expenses)
Consolidated sponsored investment products gains, net	33,624	29,121	3,393
Investment and other income, net	197,782	137,401	90,306
Interest expense	(29,221)	(34,043)	(30,658)

Other income, net	202,185	132,479	63,041

Income before taxes on income and cumulative effect of an accounting change	1,835,566	1,420,855	993,866
Taxes on income	567,998	363,224	291,981

Income before cumulative effect of an accounting change, net of tax	1,267,568	1,057,631	701,885
Cumulative effect of an accounting change, net of tax	—	—	4,779

Net Income	$1,267,568	$1,057,631	$706,664

Basic Earnings per Share
Income before cumulative effect of an accounting change	$4.97	$4.22	$2.82
Cumulative effect of an accounting change	—	—	0.02

Net	$4.97	$4.22	$2.84

Diluted Earnings per Share
Income before cumulative effect of an accounting change	$4.86	$4.06	$2.73
Cumulative effect of an accounting change	—	—	0.02

Net	$4.86	$4.06	$2.75

Dividends per Share	$0.48	$2.40	$0.34

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(in thousands)

as of the fiscal years ended September 30,	2006	2005
Assets

Current Assets
Cash and cash equivalents	$3,310,545	$3,076,318
Receivables	628,812	549,203
Investment securities, trading	382,053	254,750
Investment securities, available-for-sale	552,211	618,426
Deferred taxes and other	95,980	121,891

Total current assets	4,969,601	4,620,588

Banking/Finance Assets
Cash and cash equivalents	302,590	75,841
Loans held for sale, net	391,734	303,161
Loans receivable, net	253,370	264,275
Investment securities, available-for-sale	171,632	239,880
Other	29,567	31,983

Total banking/finance assets	1,148,893	915,140

Non-Current Assets
Investments, other	471,553	452,831
Deferred sales commissions	274,869	309,858
Property and equipment, net	506,291	489,366
Goodwill	1,406,825	1,390,851
Other intangible assets, net	574,633	656,593
Receivable from banking/finance group	82,329	—
Other	64,865	58,700

Total non-current assets	3,381,365	3,358,199

Total Assets	$9,499,859	$8,893,927

[Table continued on next page]

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

[Table continued from previous page]

(dollars in thousands)

as of the fiscal years ended September 30,	2006	2005
Liabilities and Stockholders’ Equity

Current Liabilities
Compensation and benefits	$276,998	$252,504
Commercial paper	168,063	169,389
Accounts payable and accrued expenses	180,690	205,853
Commissions	210,996	176,676
Income taxes	97,936	25,730
Other	27,513	21,745

Total current liabilities	962,196	851,897

Banking/Finance Liabilities
Deposits	548,907	519,140
Payable to parent	82,329	—
Variable Funding Notes	232,330	239,222
Other	44,821	46,440

Total banking/finance liabilities	908,387	804,802

Non-Current Liabilities
Long-term debt	627,919	1,208,390
Deferred taxes	211,588	235,005
Other	9,245	33,342

Total non-current liabilities	848,752	1,476,737

Total liabilities	2,719,335	3,133,436

Minority Interest	95,796	76,107

Commitments and Contingencies (Note 14)

Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 253,249,420 and 252,744,758 shares issued and outstanding, at September 30, 2006 and 2005	25,325	25,274
Capital in excess of par value	185,583	374,860
Retained earnings	6,333,843	5,206,485
Deferred compensation	—	(21,958)
Accumulated other comprehensive income	139,977	99,723

Total stockholders’ equity	6,684,728	5,684,384

Liabilities and Stockholders’ Equity	$9,499,859	$8,893,927

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands)

as of and for the fiscal years ended September 30, 2006, 2005, and 2004	Shares Common Stock	Common Stock	Capital in Excess of Par Value
Balance, October 1, 2003	245,932	$24,593	$108,024
Net income
Other comprehensive income
Net unrealized gains on investments
Currency translation adjustments
Minimum pension liability adjustment
Total comprehensive income
Purchase of common stock	(1,347)	(134)	(67,458)
Cash dividends on common stock
Issuance of common stock under stock award programs	1,004	100	45,725
Issuance of common stock under employee stock investment plans	594	59	21,710
Tax benefit from employee stock plans			18,567
Issuance of common stock on exercise of stock options	3,497	350	128,569

Balance, September 30, 2004	249,680	24,968	255,137

Net income
Other comprehensive income
Net unrealized gains on investments
Currency translation adjustments
Total comprehensive income
Purchase of common stock	(2,492)	(249)	(169,886)
Cash dividends on common stock
Issuance of common stock under stock award programs	1,708	170	117,549
Issuance of common stock under employee stock investment plans	541	54	28,930
Tax benefit from employee stock plans			24,119
Issuance of common stock on exercise of stock options	3,308	331	119,011
Deferred compensation

Balance, September 30, 2005	252,745	25,274	374,860

Net income
Other comprehensive income
Net unrealized gains on investments
Currency translation adjustments
Minimum pension liability adjustment
Total comprehensive income
Purchase of common stock	(11,294)	(1,129)	(984,785)
Cash dividends on common stock
Issuance of common stock under stock and stock unit award programs and employee stock investment plans	1,014	101	36,157
Issuance of common stock on exercise of stock options	2,636	264	116,282
Issuance of common stock on debt conversion	8,148	815	588,427
Tax benefit from employee stock plans			51,552
Stock-based compensation expense and other			25,048
Deferred compensation			(21,958)
Cash dividends to minority interest holders

Balance at September 30, 2006	253,249	$25,325	$185,583

[Table continued on next page]

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

[Table continued from previous page]

(in thousands)

as of and for the fiscal years ended September 30, 2006, 2005, and 2004	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Comprehensive Income
Balance at October 1, 2003	$4,129,644	$—	$47,847	$4,310,108
Net income	706,664			706,664	$706,664
Other comprehensive income
Net unrealized gains on investments			9,292	9,292	9,292
Currency translation adjustments			16,895	16,895	16,895
Minimum pension liability adjustment			1,141	1,141	1,141

Total comprehensive income					$733,992
Purchase of common stock				(67,592)
Cash dividends on common stock	(84,804)			(84,804)
Issuance of common stock under stock award programs				45,825
Issuance of common stock under employee stock investment plans				21,769
Tax benefit from employee stock plans				18,567
Issuance of common stock on exercise of stock options				128,919

Balance at September 30, 2004	4,751,504	—	75,175	5,106,784

Net income	1,057,631			1,057,631	$1,057,631
Other comprehensive income
Net unrealized gains on investments			13,254	13,254	13,254
Currency translation adjustments			11,294	11,294	11,294

Total comprehensive income					$1,082,179
Purchase of common stock				(170,135)
Cash dividends on common stock	(602,650)			(602,650)
Issuance of common stock under stock award programs				117,719
Issuance of common stock under employee stock investment plans				28,984
Tax benefit from employee stock plans				24,119
Issuance of common stock on exercise of stock options				119,342
Deferred compensation		(21,958)		(21,958)

Balance at September 30, 2005	5,206,485	(21,958)	99,723	5,684,384

Net income	1,267,568			1,267,568	$1,267,568
Other comprehensive income
Net unrealized gains on investments			19,690	19,690	19,690
Currency translation adjustments			22,395	22,395	22,395
Minimum pension liability adjustment			(1,831)	(1,831)	(1,831)

Total comprehensive income					$1,307,822
Purchase of common stock				(985,914)
Cash dividends on common stock	(122,842)			(122,842)
Issuance of common stock under stock and stock unit award programs and employee stock investment plans				36,258
Issuance of common stock on exercise of stock options				116,546
Issuance of common stock on debt conversion				589,242
Tax benefit from employee stock plans				51,552
Stock-based compensation expense and other				25,048
Deferred compensation		21,958		—
Cash dividends to minority interest holders	(17,368)			(17,368)

Balance at September 30, 2006	$6,333,843	$—	$139,977	$6,684,728

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

for the fiscal years ended September 30,	2006	2005	2004
Net Income	$1,267,568	$1,057,631	$706,664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	215,271	212,173	183,437
Equity in net income of affiliated companies	(33,595)	(30,659)	(20,605)
Net gains on disposal of assets	(11,962)	(3,603)	(18,993)
Intangible assets impairment	68,400	—	—
Excess tax benefit from stock-based compensation arrangements	(38,180)	—	—

Changes in operating assets and liabilities:
Increase in receivables, prepaid expenses and other	(153,702)	(91,286)	(99,389)
Originations of loans held for sale, net	(442,643)	(460,455)	(79,478)
Proceeds from securitization of loans held for sale	354,070	239,775	294,996
Net change in trading securities	(127,303)	2,579	(215,950)
Advances of deferred sales commissions	(114,086)	(149,941)	(182,146)
(Decrease) increase in provision for governmental investigations, proceedings and actions, net	(55,156)	(27,180)	92,814
Increase (decrease) in deferred income taxes and taxes payable	111,982	(20,071)	41,182
Increase in commissions payable	34,320	48,335	32,781
Increase in other liabilities	95,857	7,306	83,797
Stock-based compensation and increase in accrued compensation and benefits	107,049	65,384	110,555

Net cash provided by operating activities	1,277,890	849,988	929,665
Purchase of investments	(707,264)	(1,239,878)	(2,408,179)
Liquidation of investments	727,177	962,917	3,377,797
Purchase of banking/finance investments	(66,822)	(100,717)	(41,049)
Liquidation of banking/finance investments	137,298	123,890	127,012
Proceeds from securitization of loans receivable	—	—	179,965
Decrease (increase) in loans receivable, net	11,390	71,191	(337,114)
Net additions of property and equipment	(69,050)	(74,925)	(21,256)
Acquisitions of subsidiaries, net of cash acquired	3,795	(37)	(68,255)
Insurance proceeds related to September 11, 2001 event	—	—	32,487

Net cash provided by (used in) investing activities	36,524	(257,559)	841,408
Increase (decrease) in bank deposits	29,767	(36,606)	(78,236)
Exercise of common stock options	98,298	130,651	128,919
Dividends paid on common stock	(117,730)	(598,659)	(82,006)
Purchase of common stock	(985,915)	(170,135)	(67,593)
Excess tax benefits from stock-based compensation arrangements	38,180	—	—
Increase in debt	292,492	307,322	276,913
Payments on debt	(341,194)	(66,220)	(199,914)
Minority interest	132,664	76,189	114,337

Net cash (used in) provided by financing activities	(853,438)	(357,458)	92,420
Increase in cash and cash equivalents	460,976	234,971	1,863,493
Cash and cash equivalents, beginning of year	3,152,159	2,917,188	1,053,695

Cash and Cash Equivalents, End of Year	$3,613,135	$3,152,159	$2,917,188

[Table continued on next page]

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Table continued from previous page]

(in thousands)

for the fiscal years ended September 30,	2006	2005	2004
Components of Cash and Cash Equivalents
Cash and cash equivalents, beginning of year:
Current assets	$3,076,318	$2,814,184	$1,017,023
Banking/finance assets	75,841	103,004	36,672

Total	$3,152,159	$2,917,188	$1,053,695

Cash and cash equivalents, end of year:
Current assets	$3,310,545	$3,076,318	$2,814,184
Banking/finance assets	302,590	75,841	103,004

Total	$3,613,135	$3,152,159	$2,917,188

Supplemental Disclosure of Non-Cash Information
Total assets related to the net (deconsolidation) consolidation of certain sponsored investment products and a lessor trust	(241,564)	(97,044)	71,961
Total liabilities related to the net deconsolidation of certain sponsored investment products and a lessor trust	(87,396)	(11,998)	(20,117)

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Significant Accounting Policies

We derive the majority of our revenues and net income from providing investment management, fund administration, shareholder services, transfer agency, underwriting, distribution, custodial, trustee and other fiduciary services (collectively “investment management and related services”) to the Franklin, Templeton, Mutual Series, Bissett, Fiduciary Trust and Darby funds, institutional, high net-worth and other investment accounts and products, collectively called our sponsored investment products. Services to our sponsored investment products are provided under contracts that set forth the level and nature of the fees to be charged for these services. The majority of our revenues relate to mutual fund products that are subject to contracts that are periodically reviewed and approved by each mutual fund’s board of directors/trustees and/or its shareholders.

Basis of Presentation. The Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States of America, which require us to estimate certain amounts. Actual amounts may differ from these estimates. Certain comparative amounts for prior years have been reclassified to conform to the financial statement presentation for the fiscal year ended September 30, 2006 (“fiscal year 2006”).

The Consolidated Financial Statements include the accounts of Franklin Resources, Inc. (the “Company”) and its subsidiaries (collectively, “Franklin Templeton Investments”) consolidated under Financial Accounting Standards Board (“FASB”) Financial Accounting Standards No. 94, “Consolidation of All Majority-owned Subsidiaries” (“SFAS 94”), and FASB Interpretation No. 46, “Consolidation of Variable Interest Entities (revised December 2003)” (“FIN 46-R”). All material inter-company accounts and transactions have been eliminated except that we have not eliminated the receivable from banking/finance group and payable to parent line items from our Consolidated Balance Sheets. These amounts relate to the funding of banking activities, including auto and credit card loan financing. In addition, the related inter-company interest expense is included in other, net revenue and the inter-company interest income is included in investment and other income, net in our Consolidated Statements of Income. This treatment provides additional information on funding sources available to the banking/finance group and on its operations.

Revision to the Consolidated Statements of Cash Flows. In accordance with FASB Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows”, we classified cash flows relating to the variable funding notes (“Variable Funding Notes”), issued under a one-year revolving $250.0 million variable funding note warehouse credit facility originally entered into in March 2005, and subsequently extended for an additional one-year term in March 2006, as financing activities in the Consolidated Statement of Cash Flows for fiscal year 2006. These financing activities are included in the operations of a subsidiary within the banking/finance operating segment whose assets at September 30, 2006 and 2005 represented 4.8% and 4.1% of total Franklin Templeton Investments’ assets and whose income before taxes for fiscal year 2006 and the fiscal year ended September 30, 2005 (“fiscal year 2005”) represented 0.5% and 0.7% of total Franklin Templeton Investments’ income before taxes. Comparative cash flows for fiscal year 2005 relating to the Variable Funding Notes were revised to reflect their classification as financing activities instead of operating activities. The revision had no impact on the previously reported fiscal year 2005 net income, banking/finance liabilities, and cash and cash equivalents, and was immaterial to the fiscal year 2005 Consolidated Statement of Cash Flows.

The following table summarizes the effect of the revision to the fiscal year 2005 Consolidated Statement of Cash Flows.

(in thousands) for the fiscal year ended September 30, 2005	As Previously Reported	As Revised
Operating Activities
Increase in other liabilities	$246,527	$7,306
Net cash provided by operating activities	1,089,209	849,988
Financing Activities
Increase in debt	40,957	307,322
Payments on debt	(39,076)	(66,220)
Net cash used in financing activities	(596,679)	(357,458)

The effect of the revision on the Consolidated Statements of Cash Flows included in our Forms 10-Q previously filed with the Securities and Exchange Commission (the “SEC”) are disclosed in Quarterly Information (Unaudited) in Item 7 of Part II of this Form 10-K.

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

Derivatives. Generally, we do not hold or issue derivative financial instruments for trading purposes. From time to time, we may enter into interest-rate swap agreements in order to mitigate interest-rate exposure related to loans receivable, deposits, and debt of the banking/finance operating segment. At September 30, 2006, we held interest-rate swap agreements to reduce fixed interest-rate exposure of certain loans receivable and deposit liabilities of the banking/finance operating segment. These instruments were accounted for as freestanding derivatives, with changes in their fair value recognized in our fiscal year 2006 earnings.

As further described in Note 8, we also enter into interest-rate swap agreements, accounted for as freestanding derivatives, intended to mitigate the interest risk between the fixed interest rate received on automobile loan pools and the floating interest rate paid under a variable funding note warehouse credit facility used to finance these automobile loan pools.

We periodically enter into spot and forward currency contracts as principal to facilitate client transactions and, on limited occasions, hold currency options for our own account. It is our policy that substantially all forward contracts be covered no later than the close of business each day. Gains or losses on these contracts are reflected in the Consolidated Statements of Income. There were no spot and forward currency contracts outstanding at September 30, 2006.

Loans Held For Sale, Net and Loans Receivable, Net. Our banking/finance group offers retail-banking and consumer lending services. We accrue interest on loans using the simple interest method. The majority of retail-banking loans are at variable rates, which are adjusted periodically. Loans originated and intended for sale are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance included in other, net revenues.

Allowance for Loan Losses. An allowance for probable loan losses on our consumer loan portfolio is maintained at a level sufficient to absorb probable losses inherent in our banking/finance segment loan portfolio. Probable losses are estimated for the consumer loan portfolio based on contractual delinquency status and historical loss experience. The allowance on our consumer portfolio is based on aggregated portfolio segment evaluations, generally by loan type, and reflects our judgment of portfolio risk factors such as economic conditions, bankruptcy trends, product mix, geographic concentrations and other similar items. A loan is charged to the allowance for probable loan losses when it is deemed to be uncollectible, taking into consideration the value of the collateral, the financial condition of the borrower and other factors. Recoveries on loans previously charged-off as uncollectible are credited to the allowance for probable loan losses. Beginning in the fiscal year ended September 30, 2004 (“fiscal year 2004”), the allowance for probable loan losses on our auto loan portfolio no longer includes a portion of acquisition discounts from our purchase of automobile installment loan contracts, commonly referred to as dealer holdbacks.

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

Deferred Sales Commissions. Sales commissions paid to broker/dealers and other investment advisers in connection with the sale of shares of our mutual funds sold without a front-end sales charge are capitalized and amortized over the periods in which we estimate that they will be recovered from distribution plan payments or from contingent deferred sales charges.

The majority of our U.S.-registered mutual funds, with the exception of certain of our money market mutual funds, have adopted distribution plans (the “Plans”) under Rule 12b-1 promulgated under the Investment Company Act of 1940, as amended (“Rule 12b-1”). The Plans permit the mutual funds to bear certain expenses relating to the distribution of their shares, such as expenses for marketing, advertising, printing and sales promotion, subject to the Plans’ limitations on amounts. The individual Plans set a percentage limit for Rule 12b-1 expenses based on average daily net assets under management of the mutual fund. Rule 12b-1 fees that relate to financing arrangements entered into by our U.S. distributor to finance sales commission paid in connection with the sale of shares of our mutual funds sold without a front-end sales charge are recognized when received.

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

Goodwill and Other Intangible Assets. Intangible assets consist primarily of the estimated value of mutual fund management contracts and customer base resulting from our acquisition of the following companies:

•	Templeton, Galbraith & Hansberger Ltd. in October 1992

•	Heine Securities Corporation in November 1996

•	Bissett & Associates Investment Management Ltd. in October 2000

•	Fiduciary Trust Company International (“Fiduciary Trust”) in April 2001

•	Pioneer ITI AMC Limited in July 2002

•	Darby Overseas Investments, Ltd. and Darby Overseas Partners, L.P. (collectively “Darby”) in October 2003

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

Revenues. We recognize fees from providing investment management and fund administration services (“investment management fees”), shareholder servicing fees and distribution fees as earned, over the period in which services are rendered. Performance-based investment management fees are recognized when earned. Investment management fees are generally determined based on a percentage of assets under management, except for performance-based investment management fees, which are based on performance targets established in the related investment management contracts. Generally, shareholder servicing fees are calculated based on the number and type of accounts serviced. We record underwriting commissions related to the sale of shares of our sponsored investment products on the trade date, while distribution fees are generally based on a percentage of assets under management.

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

Dividends. For fiscal years 2006, 2005 and 2004, we declared dividends to common stockholders of $0.48, $2.40 and $0.34 per share. Dividends declared in fiscal year 2005 included a special dividend of $2.00 per share.

Accumulated Other Comprehensive Income is reported in our Consolidated Statements of Stockholders’ Equity and Comprehensive Income and includes net income, minimum pension liability adjustment, unrealized gains (losses) on investment securities available-for-sale, net of income taxes, and currency translation adjustments.

The changes in net unrealized gains (losses) on investment securities include reclassification adjustments relating to the net realized gains on the sale of investment securities, available for sale and other of $24.7 million, $4.8 million and $24.0 million during fiscal years 2006, 2005, and 2004. The tax effect of the change in unrealized gains (losses) on investment securities was $1.8 million, $2.2 million and $1.8 million during fiscal years 2006, 2005, and 2004.

Earnings per Share. We computed earnings per share as follows:

(in thousands except per share data)

for the fiscal years ended September 30,	2006	2005	2004
Net income	$1,267,568	$1,057,631	$706,664
Add: interest and discount amortization on zero coupon convertible senior notes, net of taxes	3,998	9,116	8,599

Adjusted net income in accordance with EITF 04-08	1,271,566	1,066,747	715,263

Weighted-average shares outstanding–basic	255,234	250,472	249,166
Incremental shares from assumed conversions:
Common stock options and nonvested stock awards and stock unit awards	3,283	3,935	2,986
Zero coupon convertible senior notes	3,228	8,154	8,154

Weighted-Average Shares Outstanding–Diluted	261,745	262,561	260,306

Basic Earnings per Share
Income before cumulative effect of an accounting change	$4.97	$4.22	$2.82
Cumulative effect of an accounting change	—	—	0.02

Net	$4.97	$4.22	$2.84

Diluted Earnings per Share
Income before cumulative effect of an accounting change	$4.86	$4.06	$2.73
Cumulative effect of an accounting change	—	—	0.02

Net	$4.86	$4.06	$2.75

We restated diluted earnings per common share and diluted average shares outstanding for fiscal year 2004 to reflect the adoption of the Emerging Issues Task Force (“EITF”) Abstract Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”).

For fiscal year 2006, 56.9 thousand nonvested shares related to stock and stock unit awards granted were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. There were no potentially antidilutive nonvested stock and stock unit awards and options to purchase shares for fiscal years 2005 and 2004.

Note 2 – New Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132-R” (“SFAS 158”). SFAS 158 requires employers to recognize the funded status of defined benefit pension and other postretirement benefit plans as an asset or liability. SFAS 158 is effective as of the end of fiscal years ending after December 15, 2006. The adoption of SFAS 158 is not expected to materially impact our Consolidated Financial Statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require new fair value measurements, but provides guidance on how to measure fair value by establishing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We have not determined the impact that SFAS 157 will have on our Consolidated Financial Statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for fiscal years ending after November 15, 2006. We have not determined the impact that SAB 108 will have on our Consolidated Financial Statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Tax–an interpretation of FASB Statement 109” (“FIN 48”), which clarifies the accounting for tax positions taken or expected to be taken in a tax return. FIN 48 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for related interest and penalties. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. We have not determined the impact that FIN 48 will have on our Consolidated Financial Statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets–an amendment of FASB Statement No. 140” (“SFAS 156”), which provides some relief to servicers that use derivatives to economically hedge fluctuations in the fair value of their servicing rights and changes how gains and losses are computed in certain transfers or securitizations. SFAS 156 revises the accounting for servicing assets and obligations associated with financial assets that are acquired or disposed of. SFAS 156 is effective for fiscal years beginning after September 15, 2006. We will adopt SFAS 156 for the fiscal year ending September 30, 2007 (“fiscal year 2007”) in the quarter ending December 31, 2006. The adoption of SFAS 156 is not expected to have a material impact on our Consolidated Financial Statements.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments–an amendment of FASB Statements No. 133 and 140” (“SFAS 155”), which resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We will adopt SFAS 155 for fiscal year 2007 in the quarter ending December 31, 2006. The adoption of SFAS 155 is not expected to have a material impact on our Consolidated Financial Statements.

In June 2005, the FASB ratified the consensus reached in EITF Abstract Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, controls a Limited Partnership or similar Entity When the Limited Partners Have Certain Rights.” Under the consensus reached, a general partner of a limited partnership is presumed to control the limited partnership, unless the limited partners have substantive termination rights or participating rights. This guidance is effective for all general partners of all newly formed limited partnerships and for existing limited partnerships for which the partnership agreements are modified after June 29, 2005. For general partners in all other limited partnerships, this consensus is effective for fiscal years beginning after December 15, 2005. The adoption of this guidance in fiscal year 2006 did not have a material impact on our Consolidated Financial Statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections–a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”), which changes the requirement for the accounting and reporting of a change in accounting principle. SFAS 154 eliminates the requirement in Accounting Principles Board Opinion No. 20, “Accounting Changes,” to include the cumulative effect of changes in accounting principle in the income statement in the period of change. Instead, to enhance the comparability of prior period financial statements, SFAS 154 requires that changes in accounting principles are retrospectively applied, unless directed otherwise by a new pronouncement. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt SFAS 154 for fiscal year 2007 in the quarter ending December 31, 2006. The adoption of SFAS 154 is not expected to have a material impact on our Consolidated Financial Statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The revised statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised statement also applies to the portion of outstanding awards for which the requisite service has not yet been rendered based on the grant-date value of these awards. SFAS 123R also requires entities to disclose information about the nature of the share-based payment transactions, the method used to estimate fair value of goods and services received or the value of the equity instruments granted, and the effects of those transactions on the financial statements. On April 14, 2005, the SEC announced that SFAS 123R is to be effective for fiscal years beginning after June 15, 2005 for entities other than small business issuers, and applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Retrospective application is permitted under SFAS 123R. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) that interprets the interaction of SFAS 123R and certain SEC rules that must be applied on the adoption of SFAS 123R. Effective October 1, 2005, we adopted SFAS 123R and SAB 107 using the modified prospective transition method. Our adoption of SFAS 123R and SAB 107 did not materially impact our Consolidated Financial Statements (see Note 15).

In December 2004, the FASB issued Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS 109-2”). The American Jobs Creation Act of 2004 (the “Jobs Act”) was signed into law on October 22, 2004. Under a provision of the Jobs Act, we elected on January 26, 2006 to repatriate certain earnings of our foreign-based subsidiaries during fiscal year 2006 at a reduced U.S. federal tax rate. FSP FAS 109-2 provides guidance on when an enterprise should recognize in its financial statements the effects of the one-time tax benefit of repatriation of foreign earnings under the Jobs Act, and specifies interim disclosure requirements. Under our domestic reinvestment plan approved by our Chief Executive

Officer and our Board of Directors, we repatriated approximately $2.1 billion of earnings from our foreign subsidiaries at September 30, 2006. The proceeds will be reinvested in our U.S. operations prior to October 1, 2010 consistent with the domestic reinvestment plan and the intent of the Jobs Act. As a result of the repatriation, we recorded an income tax charge of $105.5 million during fiscal year 2006.

Note 3 – Acquisitions

On October 1, 2003, we acquired the remaining 87.3% interest in Darby that we did not own for an additional cash investment of approximately $75.9 million. The acquisition cost was allocated to tangible net assets acquired ($31.3 million), definite-lived management contracts ($3.4 million) and goodwill ($41.2 million). The definite-lived intangible assets relate to management contracts and are being amortized over the remaining contractual life of the sponsored investment products, ranging from one to eight years, as of the date of purchase. At September 30, 2003, Darby had approximately $0.9 billion in assets under management relating to private equity, mezzanine and emerging markets fixed-income products.

We have not presented pro forma combined results of operations for these acquisitions because the results of operations as reported in the accompanying Consolidated Statements of Income would not have been materially different.

Note 4 – Cash and Cash Equivalents

We disclose cash and cash equivalents as separate components of current assets and in banking/finance assets in our Consolidated Balance Sheets. Cash and cash equivalents consisted of the following:

(in thousands) as of the fiscal years ended September 30,	2006	2005
Cash and due from banks	$418,142	$373,699
Federal funds sold and securities purchased under agreements to resell	187,071	21,065
Securities of U.S. federal agencies, money market mutual funds, U.S. T-bills, time deposits and other	3,007,922	2,757,395

Total	$3,613,135	$3,152,159

Federal Reserve Board regulations require reserve balances on deposits to be maintained with the Federal Reserve Banks by banking subsidiaries. The required reserve balance was $4.0 million at September 30, 2006 and $1.9 million at September 30, 2005.

Note 5 – Investments

Investments consisted of the following:

(in thousands) as of the fiscal year ended September 30, 2006	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Current
Investment securities, trading	$333,490	$48,707	$(144)	$382,053
Investment securities, available-for-sale
Sponsored investment products	399,572	80,194	(1,307)	478,459
Securities of U.S. states and political subdivisions	11,703	6	(68)	11,641
Securities of U.S. Treasury and federal agencies	60,024	46	(8)	60,062
Equities and other	1,081	978	(10)	2,049

Total investment securities, available-for-sale	472,380	81,224	(1,393)	552,211

Total Current	$805,870	$129,931	$(1,537)	$934,264

Banking/Finance
Investment securities, available-for-sale
Mortgage-backed securities	148,267	99	(930)	147,436
Securities of U.S. states and political subdivisions	4,605	40	(21)	4,624
Securities of U.S. Treasury and federal agencies	8,556	228	—	8,784
Corporate debt securities and equities	10,986	—	(198)	10,788

Total Banking/Finance	$172,414	$367	$(1,149)	$171,632

Non-Current
Investments, other
Mortgage-backed securities	$3,260	$—	$(104)	$3,156
Securities of U.S. states and political subdivisions	119,177	65	(1,372)	117,870
Securities of U.S. Treasury and federal agencies	4,542	853	—	5,395
Investment in equity-method investees	227,591	—	—	227,591
Equities and other	102,578	17,415	(2,452)	117,541

Total Non-Current	$457,148	$18,333	$(3,928)	$471,553

(in thousands) as of the fiscal year ended September 30, 2005	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Current
Investment securities, trading	$234,019	$20,985	$(254)	$254,750
Investment securities, available-for-sale
Sponsored investment products	356,617	65,499	(3,996)	418,120
Securities of U.S. states and political subdivisions	16,586	11	(135)	16,462
Securities of U.S. Treasury, federal agencies and other	183,006	866	(28)	183,844

Total investment securities, available-for-sale	556,209	66,376	(4,159)	618,426

Total Current	$790,228	$87,361	$(4,413)	$873,176

Banking/Finance
Investment securities, available-for-sale
Mortgage-backed securities	188,270	711	(947)	188,034
Securities of U.S. states and political subdivisions	5,440	104	(54)	5,490
Securities of U.S. Treasury and federal agencies	35,206	224	—	35,430
Corporate debt securities and equities	11,138	—	(212)	10,926

Total Banking/Finance	$240,054	$1,039	$(1,213)	$239,880

Non-Current
Investments, other
Mortgage-backed securities	$3,860	$—	$(109)	$3,751
Securities of U.S. states and political subdivisions	126,806	14	(1,257)	125,563
Securities of U.S. Treasury, federal agencies and other	7,283	1,067	(47)	8,303
Investment in equity-method investees	214,076	94	(175)	213,995
Equities and other	79,699	26,963	(5,443)	101,219

Total Non-Current	$431,724	$28,138	$(7,031)	$452,831

Investments, other included investments that we intend to hold for a period in excess of one year. Investments in equity method investees include investment partnerships where we have significant influence. Equities and other investments include debt, including CDOs, and other securities with a determinable fair value as well as certain equity investments carried at cost.

As of September 30, 2006 and 2005, banking/finance operating segment investment securities with aggregate carrying values of $33.2 million and $50.7 million were pledged as collateral as required by federal and state regulators and the Federal Home Loan Bank.

The following tables shows the gross unrealized losses and estimated fair values of investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

(in thousands)	Less Than 12 Months		12 Months or Greater		Total
as of the fiscal year ended September 30, 2006	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Current
Investment securities, available-for-sale
Sponsored investment products	$4,680	$(353)	$32,089	$(954)	$36,769	$(1,307)
Securities of U.S. states and political subdivisions	3,271	(22)	8,115	(46)	11,386	(68)
Securities of U.S. Treasury and federal agencies	—	—	598	(8)	598	(8)
Equities and other	9	(6)	30	(4)	39	(10)

Total Current	$7,960	$(381)	$40,832	$(1,012)	$48,792	$(1,393)

Banking/Finance
Investment securities, available-for-sale
Mortgage-backed securities	$6,671	$(27)	$80,612	$(903)	$87,283	$(930)
Securities of U.S. states and political subdivisions	—	—	795	(21)	795	(21)
Securities of U.S. Treasury and federal agencies	—	—	—	—	—	—
Corporate debt securities and equities	—	—	9,062	(198)	9,062	(198)

Total Banking/Finance	$6,671	$(27)	$90,469	$(1,122)	$97,140	$(1,149)

Non-Current
Investments, other
Mortgage-backed securities	$—	$—	$3,156	$(104)	$3,156	$(104)
Securities of U.S. states and political subdivisions	38,003	(236)	66,449	(1,136)	104,452	(1,372)
Securities of U.S. Treasury and federal agencies	—	—	—	—	—	—
Investment in equity-method investees	—	—	—	—	—	—
Equities and other	42,204	(2,452)	—	—	42,204	(2,452)

Total Non-Current	$80,207	$(2,688)	$69,605	$(1,240)	$149,812	$(3,928)

(in thousands)	Less Than 12 Months		12 Months or Greater		Total
as of the fiscal year ended September 30, 2005	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Current
Investment Securities, available-for-sale
Sponsored investment products	$16,055	$(1,884)	$24,097	$(2,112)	$40,152	$(3,996)
Securities of U.S. states and political subdivisions	15,090	(132)	103	(3)	15,193	(135)
Securities of U.S. Treasury, federal agencies and other	6,210	(22)	2	(6)	6,212	(28)

Total Current	$37,355	$(2,038)	$24,202	$(2,121)	$61,557	$(4,159)

Banking/Finance
Investment Securities, available-for-sale
Mortgage-backed securities	111,685	(853)	4,927	(94)	116,612	(947)
Securities of U.S. states and political subdivisions	1,049	(54)	—	—	1,049	(54)
Securities of U.S. Treasury and federal agencies	—	—	—	—	—	—
Corporate debt securities and equities	7,574	(171)	1,615	(41)	9,189	(212)

Total Banking/Finance	$120,308	$(1,078)	$6,542	$(135)	$126,850	$(1,213)

Non-Current
Investments, other
Mortgage-backed securities	$252	$(8)	$3,499	$(101)	$3,751	$(109)
Securities of U.S. states and political subdivisions	95,511	(967)	24,486	(290)	119,997	(1,257)
Securities of U.S. Treasury, federal agencies and other	2,694	(47)	—	—	2,694	(47)
Investment in equity-method investees	4,015	(175)	—	—	4,015	(175)
Equities and other	3,321	(499)	6,449	(4,944)	9,770	(5,443)

Total Non-Current	$105,793	$(1,696)	$34,434	$(5,335)	$140,227	$(7,031)

We evaluate our investments for other-than-temporary decline in value on a periodic basis as described in Note 1. We presently have the ability to hold our investments in sponsored investment products and equity securities until we can recover amortized cost recorded on our Consolidated Balance Sheets. We also have the ability and intent to hold our investments in debt securities until we can recover amortized cost recorded on our Consolidated Balance Sheets. In addition, unrealized losses related to our debt securities are attributable to changes in interest rates rather than a degradation of credit quality. As a result, we do not consider that an other-than-temporary decline in value exists in relation to any of our investments in sponsored investment products and equity and debt securities at September 30, 2006.

At September 30, 2006, maturities of securities of the U.S. Treasury and federal agencies and the U.S. states and political subdivisions were as follows:

(in thousands)	Amortized Cost	Fair Value
Securities of U.S. Treasury and federal agencies
Due in one year or less	$60,024	$60,062
Due after one year through five years	295	311
Due after five years through ten years	1,199	1,488
Due after ten years	11,604	12,380

Total	$73,122	$74,241

(in thousands)	Amortized Cost	Fair Value
Securities of U.S. states and political subdivisions
Due in one year or less	$17,386	$17,290
Due after one year through five years	30,474	29,879
Due after five years through ten years	78,517	77,946
Due after ten years	9,108	9,020

Total	$135,485	$134,135

Note 6 – Consolidated Sponsored Investment Products

The following tables present the effect on our consolidated results of operations and financial position of consolidating sponsored investment products under SFAS 94 and FIN 46-R.

(in thousands) for the fiscal year ended September 30, 2006	Before Consolidation	Sponsored Investment Products	Consolidated
Operating Revenues
Investment management fees	$2,967,908	$(3,981)	$2,963,927
Underwriting and distribution fees	1,756,657	(657)	1,756,000
Shareholder servicing fees	259,332	(37)	259,295
Consolidated sponsored investment products income, net	—	7,712	7,712
Other, net	63,792	—	63,792

Total operating revenues	5,047,689	3,037	5,050,726

Operating Expenses	3,417,345	—	3,417,345
Operating income	1,630,344	3,037	1,633,381
Other Income (Expenses)
Consolidated sponsored investment products gains, net	—	33,624	33,624
Investment and other income (expenses), net	212,163	(14,381)	197,782
Interest expense	(29,221)	—	(29,221)

Other income, net	182,942	19,243	202,185
Income before taxes on income	1,813,286	22,280	1,835,566
Taxes on income	562,294	5,704	567,998

Net Income	$1,250,992	$16,576	$1,267,568

(in thousands) as of the fiscal year ended September 30, 2006	Before Consolidation	Sponsored Investment Products	Consolidated
Assets
Current assets	$4,825,138	$144,463	$4,969,601
Banking/finance assets	1,148,893	—	1,148,893
Non-current assets	3,415,368	(34,003)	3,381,365

Total Assets	$9,389,399	$110,460	$9,499,859

Liabilities and Stockholders’ Equity
Current liabilities	$928,623	$33,573	$962,196
Banking/finance liabilities	908,387	—	908,387
Non-current liabilities	848,752	—	848,752

Total Liabilities	2,685,762	33,573	2,719,335

Minority interest	21,963	73,833	95,796
Total stockholders’ equity	6,681,674	3,054	6, 684,728

Total Liabilities and Stockholders’ Equity	$9,389,399	$110,460	$9,499,859

Sales and redemptions of units in consolidated investment products are a component of the change in minority interest included in financing activities in our Consolidated Statements of Cash Flows.

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

Note 7 – Loans and Allowance for Loan Losses

A summary of banking/finance operating segment loans receivable by major category as of September 30, 2006 and 2005 is shown below. Included in installment loans to individuals are auto and credit card receivables. Other loans include secured loans made to Fiduciary Trust clients. No loan loss allowance is recognized on Fiduciary Trust’s retail-banking loans and advances as described in Note 1.

(in thousands) as of the fiscal years ended September 30,	2006	2005
Real estate (subject to collateral)	$272	$270
Installment loans to individuals	391,462	302,891

Loans Held for Sale, Net	$391,734	$303,161

Commercial	$43,705	$37,501
Real estate (subject to collateral)	19,912	36,966
Installment loans to individuals	129,140	175,214
Other	63,293	17,500

Loans receivable	256,050	267,181
Less: allowance for loan losses	(2,680)	(2,906)

Loans Receivable, Net	$253,370	$264,275

Maturities of loans receivable, net at September 30, 2006 were as follows:

(in thousands)	One Year or Less	After 1 Through 5 Years	After 5 Years	Total
Commercial	$42,414	$233	$1,058	$43,705
Real estate (subject to collateral)	37	15,666	4,209	19,912
Installment loans to individuals	126,077	2,722	341	129,140
Other	37,986	15,396	9,911	63,293

Total	$206,514	$34,017	$15,519	$256,050

The following table summarizes contractual maturities of loans due after one year by repricing characteristic at September 30, 2006:

(in thousands)	Carrying Amount
Loans at predetermined interest rates	$13,965
Loans at floating or adjustable rates	35,571

Total	$49,536

Changes in the allowance for loan losses were as follows:

(in thousands) for the fiscal years ended September 30,	2006	2005
Balance, beginning of year	$2,906	$3,697
Provision for loan losses	2,417	1,411
Charge-offs	(5,037)	(3,589)
Recoveries	2,447	1,833

Total allowance for loan losses before other adjustments	2,733	3,352
Loans securitized	(53)	(446)

Balance, End of Year	$2,680	$2,906

Total net loan charge-offs as a percentage of average total loans	0.76%	0.67%
Allowance as a percentage of total loans	0.54%	0.71%

The following is a summary of delinquency information:

(in thousands) as of the fiscal years ended September 30,	2006	2005	2004
Commercial loans, 90 days or more delinquent	$—	$—	$—
Installment loans, 90 days or more delinquent	615	22	3,100
Non-accrual loans	222	291	435

Note 8 – Securitization of Loans Receivable

From time to time, we enter into auto loan securitization transactions with qualified special purpose entities and record these transactions as sales. The following table shows details of auto loan securitization transactions.

(in thousands) for the fiscal years ended September 30,	2006	2005	2004
Net sale proceeds	$348,332	$231,570	$471,773
Less: net carrying amount of loans held for sale	348,169	230,581	465,431

Pre-Tax Gain	$163	$989	$6,342

When we sell auto loans in a securitization transaction, we record an interest-only strip receivable. The interest-only strip receivable represents our contractual right to receive interest from the pool of securitized loans after the payment of required amounts to holders of the securities and certain other costs associated with the securitization. Auto loans sold in a securitization transaction during fiscal year 2006 included loans held by a special purpose statutory Delaware trust (the “Trust”) that was organized in fiscal year 2005 to hold our loans held for sale and issue notes under a variable funding note warehouse credit facility. Directly and through the Trust, which is consolidated in our results of operations, we also enter into interest-rate swap agreements, accounted for as freestanding derivatives, intended to mitigate the interest risk between the fixed interest rate on the pool of automobile loans and the floating interest rate being paid under the variable funding note warehouse credit facility. The interest-rate swap had a notional value of $248.8 million and we reported its fair value of $0.8 million as a liability on the Consolidated Balance Sheet at September 30, 2006. In October 2006, we entered into an auto loan securitization transaction for the sale of loans held for sale with a carrying value of approximately $361.7 million. The income before tax effect of this sale was approximately $2.4 million.

We generally estimate fair value based on the present value of future expected cash flows. The key assumptions used in the present value calculations of our securitization transactions at the date of securitization were as follows:

for the fiscal years ended September 30,	2006	2005	2004
Excess cash flow discount rate (annual rate)	12.0%	12.0%	12.0%
Cumulative life loss rate	3.2%	3.2% – 3.7%	3.2% – 3.4%
Pre-payment speed assumption (average monthly rate)	1.6%	1.5%	1.6% – 1.8%

We determined these assumptions using data from comparable transactions, historical information and management’s estimate. Interest-only strips receivable are generally restricted assets and subject to limited recourse provisions.

We generally estimate the fair value of the interest-only strips at each period-end based on the present value of future expected cash flows, consistent with the methodology used at the date of securitization. The following shows the carrying value and the sensitivity of the interest-only strips receivable to hypothetical adverse changes in the key economic assumptions used to measure fair value:

(dollar amounts in thousands) for the fiscal years ended September 30,	2006	2005
Carrying amount/fair value of interest-only strips receivable	$10,559	$19,126

Excess cash flow discount rate (annual rate)	12%	12.0%
Impact on fair value of 10% adverse change	$(148)	$(209)
Impact on fair value of 20% adverse change	(293)	(413)

Cumulative life loss rate	3.3%	3.5%
Impact on fair value of 10% adverse change	$(2,093)	$(1,804)
Impact on fair value of 20% adverse change	(4,185)	(3,607)

Pre-payment speed assumption (average monthly rate)	1.6%	1.9%
Impact on fair value of 10% adverse change	$(1,483)	$(2,000)
Impact on fair value of 20% adverse change	(3,082)	(3,823)

Actual future market conditions may differ materially. Accordingly, this sensitivity analysis should not be considered our projection of future events or losses.

We retain servicing responsibilities for auto loan securitizations and receive annual servicing fees ranging from 1% to 2% of the loans securitized for services that we provide to the securitization trusts. We do not recognize a servicing asset or liability under the provisions of FASB Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and because the benefits of servicing are just adequate to compensate us for our servicing responsibilities.

The following table is a summary of cash flows received from and paid to securitization trusts.

(in thousands) for the fiscal years ended September 30,	2006	2005	2004
Servicing fees received	$11,794	$13,155	$13,435
Interest-only strips cash flows received	19,486	21,669	24,703
Purchase of loans from trusts	(23,719)	(12,333)	(11,889)

Amounts payable to the trustee related to loan principal and interest collected on behalf of the trusts of $40.2 million at September 30, 2006 and $44.7 million at September 30, 2005 are included in other banking/finance liabilities.

The following table shows details of the loans we manage that are held by securitization trusts.

(in thousands) as of the fiscal years ended September 30,	2006	2005
Principal amount of loans	$514,837	$577,696
Principal amount of loans 30 days or more past due	11,438	12,909

Net charge-offs on the securitized loan portfolio were $10.3 million in fiscal year 2006, $13.1 million in fiscal year 2005 and $15.1 million in fiscal year 2004.

Note 9 – Property and Equipment, Net

The following is a summary of property and equipment:

(in thousands) as of the fiscal years ended September 30,	Useful Lives in Years	2006	2005
Furniture, software and equipment	3 – 10	$610,083	$612,100
Premises and leasehold improvements	5 – 35	429,804	393,263
Land	—	72,834	71,500

		1,112,721	1,076,863
Less: Accumulated depreciation and amortization		(606,430)	(587,497)

Property and Equipment, Net		$506,291	$489,366

Note 10 – Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets, including those acquired before initial application of FASB Statement of Financial Accounting Standards No. 141, “Business Combinations”, and SFAS 142 are not amortized but are tested for impairment at least annually.

All of our goodwill and intangible assets, including those arising from the purchase of Fiduciary Trust in April 2001, relate to our investment management and other services operating segment. Non-amortized intangible assets represent the value of management contracts related to certain of our sponsored investment products that are indefinite-lived.

At March 31, 2006, we completed our most recent annual impairment testing of goodwill and indefinite-lived intangible assets under the guidance set out in SFAS 142 and we determined that there was no impairment to these assets as of October 1, 2005.

During the quarter ended March 31, 2006, Fiduciary Trust implemented a plan of reorganization designed to emphasize its distinct high net-worth brand and to pursue further integration opportunities within Franklin Templeton Investments for its institutional business line. These changes to Fiduciary Trust’s business required us to review the carrying value of acquired customer base intangible assets of Fiduciary Trust. As a result of these changes, we recorded a $68.4 million non-cash impairment charge to the customer base definite-lived intangible assets of Fiduciary Trust in the quarter ended March 31, 2006. The net carrying value of Fiduciary Trust’s definite-lived intangible assets remaining at March 31, 2006, after the recognition of the impairment, was $82.9 million.

Intangible assets, other than goodwill, were as follows:

(in thousands) as of the fiscal year ended September 30, 2006	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Customer base	$165,606	$(82,616)	$82,990
Other	35,018	(25,473)	9,545

	200,624	(108,089)	92,535
Non-amortized intangible assets
Management contracts	482,098	—	482,098

Total	$682,722	$(108,089)	$574,633

(in thousands) as of the fiscal year ended September 30, 2005	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Customer base	$233,737	$(70,481)	$163,256
Other	34,933	(23,624)	11,309

	268,670	(94,105)	174,565
Non-amortized intangible assets
Management contracts	482,028	—	482,028

Total	$750,698	$(94,105)	$656,593

Certain of our intangible assets are denominated in currencies other than the U.S. dollar; therefore, their gross and net carrying amounts are subject to foreign currency movements.

The change in the carrying amount of goodwill was as follows:

(in thousands)
Balance at October 1, 2005	$1,390,851
Adjustment to goodwill related to the acquisition of Fiduciary Trust	13,824
Foreign currency movements	2,150

Balance at September 30, 2006	$1,406,825

We determined that the deferred tax liabilities related to the acquisition of Fiduciary Trust had not been properly reflected. As a result, we recorded an inconsequential adjustment to the carrying value of goodwill and deferred tax liabilities totaling $13.8 million at March 31, 2006.

Estimated amortization expense related to definite-lived intangible assets for each of the next 5 fiscal years is as follows:

(in thousands) for the fiscal years ending September 30,	Amount
2007	$10,666
2008	10,594
2009	10,595
2010	10,595
2011	10,459

Note 11 – Deposits

Deposits were as follows:

(in thousands) as of the fiscal years ended September 30,	2006	2005
Domestic
Interest-bearing	$368,492	$437,554
Noninterest-bearing	180,415	81,586

Total domestic deposits	548,907	519,140

Foreign
Interest-bearing	—	—
Noninterest-bearing	—	—

Total foreign deposits	—	—

Total	$548,907	$519,140

Maturities of time certificates in amounts of $100,000 or more were:

(in thousands) as of the fiscal year ended September 30, 2006	Total
3 months or less	$2,370
Over 3 months through 6 months	2,065
Over 6 months through 12 months	1,224
Over 12 months	207

Total	$5,866

Note 12 – Debt

Outstanding debt consisted of the following:

(dollars in thousands) as of the fiscal years ended September 30,	2006	2006 Weighted Average Rate	2005	2005 Weighted Average Rate
Current
Federal funds purchased	$—	4.00%	$—	2.45%
Federal Home Loan Bank advances	—	—	—	4.05%
Variable Funding Notes	232,330	6.16%	239,222	3.73%
Commercial paper	168,063	5.37%	169,389	3.58%

	400,393		408,611
Non-Current
Convertible Notes (including accrued interest)	$—	1.88%	540,107	1.88%
Medium Term Notes	420,000	3.70%	420,000	3.70%
Other	207,919		248,283

	627,919		1,208,390

Total Debt	$1,028,312		$1,617,001

At September 30, 2006, maturities of long-term debt were as follows:

(in thousands)	Carrying Amount
2007	$42,099
2008	42,961
2009	463,841
2010	38,796
2011	26,752
Thereafter	13,470

Total Long-Term Debt	$627,919

Federal funds purchased and Federal Home Loan Bank advances, when outstanding, are included in other liabilities of the banking/finance operating segment.

The banking/finance operating segment finances its automotive lending business primarily through a one-year revolving $250.0 million variable funding note warehouse credit facility, originally entered into in March 2005, and subsequently extended for an additional one-year term in March 2006. The Variable Funding Notes issued under this facility are payable to certain administered conduits and are secured by cash and a pool of automobile loans that meet or are expected to meet certain eligibility requirements. Credit enhancements for the Variable Funding Notes require us to provide, as collateral, loans held for sale with a fair value in excess of the principal amount of the Variable Funding Notes, as well as to hold in trust additional cash balances to cover certain shortfalls. In addition, we provide a payment provider commitment in an amount not to exceed 4.66% of the pool balance. We also enter into interest-rate swap agreements, accounted for as freestanding derivatives, intended to mitigate the interest-rate risk between the fixed interest rate on the pool of automobile loans and the floating interest rate being paid on the Variable Funding Notes.

On December 31, 2003, we recognized as a liability a $164.9 million five-year note facility that was used to finance the construction of our corporate headquarters campus under the guidance of FIN 46-R. In September 2004, we purchased the headquarter campus from the lessor trust that held these assets, and we issued $170.0 million of commercial paper to finance the transaction.

In May 2001, we received approximately $490.0 million in net proceeds from the sale of $877.0 million principal amount at maturity of Liquid Yield Option Notes due 2031 (Zero Coupon–Senior) (the “Convertible Notes”). The issue price of the Convertible Notes, which were offered to qualified institutional buyers only, represented a yield to maturity of 1.875% per annum excluding any contingent interest. Each of the $1,000 (principal amount at maturity) Convertible Notes was convertible prior to maturity into 9.3604 shares of our common stock (subject to adjustment) following the occurrence of certain specified triggering events. In particular, the Convertible Notes were convertible if, during any calendar quarter, the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter was more than a specified percentage (initially 120% as of the third quarter of fiscal year 2001 and declining 0.084% each quarter thereafter) of the accreted conversion price per share of our common stock on the last trading day of the preceding calendar quarter. Based on this formula, holders were able to convert their Convertible Notes during each of the first three quarters of fiscal year 2006 because the closing sale price of our common stock during each of the preceding quarters, for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the applicable quarter, was more than the applicable conversion trigger price (calculated quarterly based on a percentage of the accreted conversion price per share of our common stock on the last trading day of the quarter). As a result, $870.5 million in aggregate principal amount of Convertible Notes were converted into an aggregate amount of 8.1 million shares of our common stock in fiscal year 2006. On June 5, 2006, we redeemed the remaining $0.6 million principal amount at maturity of the Convertible Notes for cash in the aggregate amount of $0.4 million. From inception through June 5, 2006, holders put to us and we repurchased for cash a total of $6.5 million principal amount at maturity of Convertible Notes, for their accreted value of $3.9 million.

In April 2003, we completed the sale of five-year senior notes due April 15, 2008 totaling $420.0 million (“Medium Term Notes”). The Medium Term Notes, which were offered to qualified institutional buyers only, carry an interest rate of 3.7% and are not redeemable prior to maturity by either the note holders or us. Interest payments are due semi-annually.

Other long-term debt primarily relates to deferred commission liabilities recognized in relation to U.S. deferred commission assets originally financed through a sale to Lightning Finance Company Limited (“LFL”), a company in which we hold a 49% ownership interest. Historically, Class B and certain of our Class C deferred commission assets (“DCA”) arising from our U.S., Canadian and European operations have been financed through sales to or other arrangements with LFL. In December 2005, LFL transferred substantially all of its DCA to Lightning Asset Finance Limited (“LAFL”), an Irish special purpose vehicle formed in December 2005, in which we also hold a 49% ownership interest. LAFL was formed for the sole purpose of acquiring and holding substantially all of the DCA owned by LFL as of December 29, 2005. The holder of the 51% ownership interests in both LFL and LAFL is a subsidiary of an international banking institution which is not affiliated with the Company. Due to our significant interest in both LFL and LAFL, we continue to carry on our balance sheet the deferred commission liabilities related to the DCA originally sold to LFL by Franklin/Templeton Distributors, Inc. (“FTDI”) until these assets are amortized or sold by LAFL. Neither we nor our distribution subsidiaries retain any direct ownership interest in the DCA sold, and, therefore, the sold DCA are not available to satisfy claims of our creditors or those of our distribution subsidiaries.

At September 30, 2006, we had $420.0 million available under a Five Year Facility Credit Agreement with certain banks and financial institutions expiring in the fiscal year ending September 30, 2010, $300.0 million of debt and equity securities available to be issued under a shelf registration statement filed with the SEC, and $330.0 million of commercial paper available for issuance under a $500 million private placement. In addition, at September 30, 2006, our banking/finance operating segment had $420.0 million in available uncommitted short-term bank lines under the Federal Reserve Funds system, the Federal Reserve Bank discount window, and Federal Home Loan Bank short-term borrowing capacity.

Note 13 – Taxes on Income

Taxes on income were as follows:

(in thousands) for the fiscal years ended September 30,	2006	2005	2004
Current expense
Federal	$400,750	$239,414	$208,189
State	53,116	24,628	35,247
Foreign	120,796	67,901	54,894
Deferred expense	(6,664)	31,281	(6,349)

Total Provision for Income Taxes	$567,998	$363,224	$291,981

Included in income before taxes was $995.0 million, $579.6 million and $477.4 million of pre-tax foreign income for fiscal years 2006, 2005, and 2004. The fiscal year 2006 provision for U.S. income taxes includes benefits of $4.0 million related to the utilization of net operating loss carry-forwards. In fiscal year 2006, our income taxes payable for federal, state and foreign purposes have been reduced by $51.6 million, which represent the tax benefit associated with our stock plans. The benefit was recorded as an increase in capital in excess of par value. Income taxes paid were $450.1 million in fiscal year 2006, $371.7 million in fiscal year 2005, and $238.7 million in fiscal year 2004.

The major components of the net deferred tax liability were as follows:

(in thousands) as of the fiscal years ended September 30,	2006	2005
Deferred Tax Assets
State taxes	$11,290	$9,456
Allowance for probable loan losses	1,105	2,114
Deferred compensation and employee benefits	24,824	22,313
Stock-based compensation	31,528	37,159
Severance and retention compensation	319	1,141
Net operating loss and foreign tax credit carry-forwards	39,035	50,412
Provision for governmental investigations, proceedings and actions, net	2,238	14,103
Other	13,367	11,562

Total deferred tax assets	123,706	148,260
Valuation allowance for net operating losses and foreign tax credits carry-forwards	(25,088)	(39,490)

Deferred tax assets, net of valuation allowance	98,618	108,770
Deferred Tax Liabilities
Depreciation on fixed assets	17,409	18,951
Goodwill and other purchased intangibles	159,664	165,550
Deferred commissions	19,738	20,981
Interest expense on Convertible Notes	4	41,070
Investments	4,803	1,340
Other	4,593	5,136

Total deferred tax liabilities	206,211	253,028

Net Deferred Tax Liability	$(107,593)	$(144,258)

At September 30, 2006, there were approximately $65.2 million of foreign net operating loss carry-forwards, approximately $12.0 million of which expire between 2007 and 2016 with the remaining carry-forwards having an indefinite life. In addition, there were approximately $497.5 million in state net operating loss carry-forwards that expire between 2007 and 2026. At September 30, 2006, there were also approximately $0.6 million in federal foreign tax credit carry-forwards that will expire in 2014. A partial valuation allowance has been provided to offset the related deferred tax assets due to the uncertainty of realizing the benefit of the loss and credit carry-forwards. The valuation allowance decreased by $14.4 million and $40.6 million in fiscal years 2006 and 2005.

We have made no provision for U.S. taxes on $1,601.8 million of cumulative undistributed earnings of foreign subsidiaries as those earnings are intended to be reinvested for an indefinite period of time. Determination of the potential amount of unrecognized deferred U.S. income tax liability related to such reinvested income is not practicable because of the numerous assumptions associated with this hypothetical calculation; however, foreign tax credits would be available to reduce some portion of this amount. At September 30, 2006, and based on tax laws in effect as of this date, it is our intention to continue to indefinitely reinvest the undistributed earnings of foreign subsidiaries.

The following reconciles the amount of tax expense at the federal statutory rate and taxes on income as reflected in operations:

(dollar amounts in thousands) for the fiscal years ended September 30,	2006	2005	2004
Federal statutory rate	35.00%	35.00%	35.00%
Federal taxes at statutory rate	$642,448	$497,299	$347,839
State taxes, net of federal tax effect	16,283	16,024	18,675
Effect of foreign operations	(180,022)	(142,652)	(96,770)
Tax expense on repatriation under the Jobs Act	105,457	—	—
Change in valuation allowance	(14,645)	(11,993)	—
Tax benefit of state petition	—	(15,899)	—
Effect of provision for governmental investigations, proceedings and actions, net	—	—	12,950
Other	(1,523)	20,445	9,287

Actual Tax Provision	$567,998	$363,224	$291,981
Effective tax rate	30.94%	25.56%	29.38%

Under a provision of the Jobs Act, on January 26, 2006, we elected to repatriate during fiscal year 2006 certain earnings of our foreign-based subsidiaries at a reduced U.S. federal tax rate. Pursuant to this election, we repatriated approximately $2.1 billion of earnings from our foreign subsidiaries and recorded an income tax charge of $105.5 million during fiscal year 2006.

Note 14 – Commitments and Contingencies

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

In relation to the auto loan securitization transactions that we have entered into with a number of qualified special purpose entities, we are obligated to cover shortfalls in amounts due to the holders of the notes up to certain levels as specified under the related agreements. As of September 30, 2006, the maximum potential amount of future payments related to these obligations was $32.0 million and the fair value of obligations arising from auto securitization transactions entered into subsequent to December 31, 2002 reflected on our Consolidated Balance Sheet at September 30, 2006 was not significant.

At September 30, 2006, our banking/finance operating segment had issued financial standby letters of credit totaling $2.7 million on which beneficiaries would be able to draw upon in the event of non-performance by our customers, primarily in relation to lease and lien obligations of these banking customers. These standby letters of credit, issued prior to January 1, 2003, were secured by marketable securities with a fair value of $2.9 million as of September 30, 2006 and commercial real estate.

Legal Proceedings

As previously reported, the Company and certain of its subsidiaries, and in some instances, certain of the Franklin Templeton mutual funds (“Funds”), current and former officers, employees, and Company and/or Fund directors have been named in multiple lawsuits in different federal courts in Nevada, California,

Illinois, New York, and Florida, alleging violations of various federal securities and state laws and seeking, among other relief, monetary damages, restitution, removal of Fund trustees, directors, advisers, administrators, and distributors, rescission of management contracts and Rule 12b-1 plans, and/or attorneys’ fees and costs. Specifically, the lawsuits claim breach of duty with respect to alleged arrangements to permit market timing and/or late trading activity, or breach of duty with respect to the valuation of the portfolio securities of certain Templeton Funds managed by the Company’s subsidiaries, allegedly resulting in market timing activity. The majority of these lawsuits duplicate, in whole or in part, the allegations asserted in the February 4, 2004 Massachusetts Administrative Complaint concerning one instance of market timing (the “Administrative Complaint”) and the SEC’s findings regarding market timing in its August 2, 2004 Order (the “SEC Order”), both of which matters were previously reported. The majority of individual Fund directors have since been dismissed without prejudice from these lawsuits pursuant to stipulated tolling agreements. The lawsuits are styled as class actions, or derivative actions on behalf of either the named Funds or the Company.

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

As of December 20, 2006 the following market timing lawsuits are pending against the Company and certain of its subsidiaries (and in some instances, name certain current and former officers, employees, Company and/or Fund directors and/or Funds) and have been transferred to the MDL:

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

In addition, as previously reported, on April 12, 2005, the Attorney General of West Virginia filed a complaint in the Circuit Court of Marshall County, West Virginia (Case No. 05-C-81) against a number of companies engaged in the mutual fund industry, including the Company and its subsidiary, Franklin Advisers, Inc., alleging violations of the West Virginia Consumer Credit and Protection Act arising out of alleged market timing and seeking, among other things, civil penalties and attorneys’ fees and costs (the “West Virginia Complaint”). In response to defendants’ motion for transfer, on October 19, 2005, the Judicial Panel transferred the lawsuit to the MDL described above. On September 21, 2006, the Company learned that on April 14, 2006, at the request of the Attorney General of West Virginia, the MDL court dismissed the lawsuit without prejudice. While there is presently no lawsuit pending against the Company or its subsidiaries by the Attorney General of West Virginia, the Office of the State Auditor in West Virginia informs the Company that it is contemplating an action against the Company based on the same facts and circumstances alleged in the now-dismissed West Virginia Complaint.

As also previously reported, various subsidiaries of the Company, as well as certain Templeton Fund registrants, have also been named in several class action lawsuits originally filed in state courts in Illinois, alleging breach of duty with respect to the valuation of the portfolio securities of certain Templeton Funds managed by such subsidiaries, and seeking, among other relief, monetary damages and attorneys’ fees and costs, as follows:

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

In April 2005, defendants removed these lawsuits to the United States District Court for the Southern District of Illinois. On July 12, 2005, the court dismissed with prejudice one of these lawsuits, Bradfisch v. Templeton Funds, Inc., et al., and dismissed the remaining three lawsuits on August 25, 2005. Plaintiffs appealed the dismissals to the United States Court of Appeals for the Seventh Circuit (Bradfisch v. Templeton Funds, Inc., et al., Case No. 05-3390, Woodbury v. Templeton Global Smaller Companies Fund, Inc., et al., Case No. 05-3559, Kwiatkowski v. Templeton Growth Fund, Inc., et al., Case No. 05-3558, Parise v. Templeton Funds, Inc., et al., Case No. 05-3586). On May 19, 2006, the Seventh Circuit affirmed the dismissals. Plaintiffs’ subsequent requests to the Seventh Circuit for reconsideration were also denied. On November 13, 2006, plaintiffs filed a petition for certiorari to the United States Supreme Court.

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

Richardson v. Franklin Templeton Investments Corp., Case No. 05-CV-303069, filed on December 23, 2005 in the Ontario Superior Court of Justice; and Fischer, et al. v. IG Investment Management Ltd., et al. Case No. 06-CV-307599CP, filed on March 9, 2006 in the Ontario Superior Court of Justice.

As also previously reported, the Company and certain of its subsidiaries have been named in multiple lawsuits alleging violations of various securities laws and pendent state law claims relating to marketing support payments and/or payment of allegedly excessive commissions, and/or advisory or distribution fees, and seeking, among other relief, monetary damages, restitution, an accounting of all fees, commissions and soft dollar payments, declaratory relief, injunctive relief, and/or attorneys’ fees and costs. All officers and directors originally named in these lawsuits have since been dismissed without prejudice pursuant to stipulated tolling agreements, and in one instance with prejudice as to the particular plaintiff pursuant to a stipulated dismissal. These lawsuits are styled as class actions and/or derivative actions brought on behalf of certain Funds, and are as follows:

Stephen Alexander IRA v. Franklin Resources, Inc., et al., Case No. 04-982 JLL, filed on March 2, 2004 in the United States District Court for the District of New Jersey; Strigliabotti v. Franklin Resources, Inc., et al., Case No. C 04 0883 SI, filed on March 4, 2004 in the United States District Court for the Northern District of California; Tricarico v. Franklin Resources, Inc., et al., Case No. CV-04-1052 JAP, filed on March 4, 2004 in the United States District Court for the District of New Jersey; Wilcox v. Franklin Resources, Inc., et al., Case No. 04-2258 WHW, filed on May 12, 2004 in the United States District Court for the District of New Jersey; Wolbrink v. Franklin Resources, Inc., et al., Case No. 04-2430 WHW, filed on May 25, 2004 in the United States District Court for the District of New Jersey; Bahe, Custodian CGM Roth Conversion IRA v. Franklin/Templeton Distributors, Inc., et al., Case No. 04-11195 PBS, filed on June 3, 2004 in the United States District Court for the District of Massachusetts; and Alexander v. Franklin Resources, Inc., et al., Case No. 06-7121 SI, filed on November 16, 2006 in the United States Districts Court for the Northern District of California.

The United States District Court for the District of New Jersey consolidated for pretrial purposes three of the above lawsuits (Stephen Alexander IRA, Tricarico, and Wilcox) into a single master file entitled “In re Franklin Mutual Funds Fee Litigation” (Case No. 04-cv-982 (WJM)(RJH)). Following a September 9, 2005 order of dismissal with leave to amend certain claims, on March 10, 2006, plaintiffs in those three lawsuits filed a second amended derivative consolidated complaint (the “Complaint”). Defendants moved to dismiss the Complaint on June 9, 2006. The parties completed briefing in September 2006, and the motion remains under submission with the court. In addition, on August 23, 2006, the court consolidated a fourth lawsuit, Wolbrink, referenced above, into the master file. That lawsuit was filed in 2004, but never served on the Company or its subsidiaries.

In addition, on May 4, 2006, the parties to the Bahe lawsuit, referenced above, filed a stipulated dismissal with prejudice as to the named plaintiff, but without prejudice to the Franklin Balance Sheet Investment Fund. Following a September 7, 2006 hearing, the United States District Court for the District of Massachusetts ordered publication of notice of the proposed settlement. On November 21, 2006, the court entered an order accepting the proposed settlement and dismissing the lawsuit.

Management strongly believes that the claims made in each of the lawsuits identified above are without merit and intends to defend against them vigorously. The Company cannot predict with certainty, however, the eventual outcome of these lawsuits, nor whether they will have a material negative impact on the Company.

The Company is from time to time involved in litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, and results of operations.

In management’s opinion, an adequate accrual has been made as of September 30, 2006 to provide for any probable losses that may arise from these matters for which we could reasonably estimate an amount.

Other Commitments and Contingencies

We lease office space and equipment under long-term operating leases expiring at various dates through fiscal year 2021. Lease expense aggregated $46.9 million, $52.0 million and $44.7 million and sublease income totaled $8.2 million, $9.1 million and $7.2 million for fiscal years 2006, 2005, and 2004. Future minimum lease payments under non-cancelable operating leases are as follows:

(in thousands) for fiscal years ending September 30,	Amount
2007	$48,355
2008	45,845
2009	41,697
2010	38,500
2011	35,403
Thereafter	176,386

Total Minimum Lease Payments	$386,186

We have reviewed our interest in LFL and LAFL for consolidation under FIN 46-R. Based on our analysis, we determined that we hold a significant interest in both LFL and LAFL but we are not the primary beneficiary of either company because we do not hold a majority of the risks and rewards of ownership. At September 30, 2006, LFL had approximately $8.9 million in total assets and our exposure to loss related to LFL was limited to the carrying value of our investment, and interest and fees receivable totaling approximately $0.9 million. At September 30, 2006, LAFL had approximately $426.8 million in total assets and our maximum exposure to loss related to LAFL totaled approximately $215.9 million. We recognized pre-tax income of approximately $7.4 million and $21.1 million for our share of LFL’s and LAFL’s net income in fiscal years 2006 and 2005. Due to our significant interest in both LFL and LAFL, we continue to carry on our balance sheet the DCA originally sold to LFL by FTDI until these assets are amortized or sold by LAFL. Neither we nor our distribution subsidiaries retain any direct ownership interest in the DCA sold, and, therefore, the sold DCA are not available to satisfy claims of our creditors or those of our distribution subsidiaries.

At September 30, 2006, the total assets in sponsored investment products in which we held a significant interest under FIN 46-R were approximately $814.8 million and our exposure to loss as a result of our interest in these products was $207.8 million. These amounts represent our maximum exposure to loss and do not reflect our estimate of the actual losses that could result from adverse changes.

In July 2003, we renegotiated an agreement, originally signed in February 2001, to outsource the operation of our U.S. data centers, which includes responsibility for processing data and managing the centers. Beginning July 1, 2006, we can terminate the amended agreement by incurring a termination charge. The maximum termination charge payable will depend on the termination date of the amended agreement, the service levels before our termination of the agreement, costs incurred by our service provider to wind-down the services and costs associated with assuming equipment leases. As of September 30, 2006, we estimated that the termination fee payable in October 2006, not including costs associated with assuming equipment leases, would approximate $12.5 million and would decrease each month thereafter, reaching a payment of approximately $2.2 million in July 2008.

At September 30, 2006, the banking/finance operating segment had commitments to extend credit aggregating $218.9 million, primarily under credit card lines.

Note 15 – Stock-Based Compensation

Prior to October 1, 2005, we accounted for stock-based employee compensation plans according to the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, compensation costs were not recognized for awards granted with no intrinsic value. Effective October 1, 2005, we adopted SFAS 123R, using the modified prospective transition method. Under this transition method, compensation cost recognized in the fiscal year 2006 includes compensation cost for all share based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Results for prior periods have not been restated.

As a result of adopting SFAS 123R, income before income taxes and net income for fiscal year 2006 include $20.0 million and $17.5 million of compensation costs that would not have been recognized under our previous accounting method for stock-based compensation. If we had not adopted SFAS 123R, both basic and diluted net earnings per share for fiscal year 2006 would have been $0.07 higher.

If we had determined compensation costs for our stock option plans and our qualified, non- compensatory employee stock investment plan (the “ESIP”) based upon estimated fair values at the grant dates in accordance with SFAS 123, our net income and basic and diluted earnings per share for fiscal years 2005 and 2004 would have been reduced to the pro forma amounts indicated below. For pro forma purposes, the estimated fair value of options was calculated using the Black-Scholes option-pricing model and was amortized over the options’ vesting periods.

(in thousands except per share data) for the fiscal years ended September 30,	2005	2004
Net income, as reported	$1,057,631	$706,664
Less: additional stock-based compensation expense determined under the fair value method, net of tax	26,805	47,243

Pro Forma Net Income	$1,030,826	$659,421

Basic Earnings per Share
As reported	$4.22	$2.84
Pro forma	4.12	2.65

Adjusted net income in accordance with EITF 04-8, as reported	1,066,747	715,263
Less: stock-based compensation expense determined under the fair value method, net of tax	26,805	47,243

Pro Forma Net Income	$1,039,942	$668,020

Diluted Earnings per Share
As reported	$4.06	$2.75
Pro forma	3.96	2.57

The weighted-average estimated fair value of options granted on the date of grant using the Black-Scholes option-pricing model was as follows:

for the fiscal years ended September 30,	2005	2004
Weighted-average fair value of options granted	$15.87	$25.62
Assumptions made:
Dividend yield	0.5%	0.6%
Expected volatility	33.0%	47.0%
Risk-free interest rate	3.2%	3.8%
Expected life	3.7 years	7.5 years

Prior to the adoption of SFAS 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for stock-based payments (“excess tax benefits”) to be classified as financing cash flows. The excess tax benefits of $38.2 million that was classified as a financing cash inflow in fiscal year 2006 would have been classified as an operating cash inflow if we had not adopted SFAS 123R.

We sponsor the Amended and Restated Annual Incentive Compensation Plan (the “AIP”) and the 2002 Universal Stock Incentive Plan (the “USIP”). Under the terms of the AIP, eligible employees may receive cash, equity awards and/or cash-settled equity awards generally based on the performance of Franklin Templeton Investments, its funds, and the performance of the individual employee. The USIP provides for the issuance of up to 30.0 million shares of our common stock for various stock-related awards to officers, directors and employees. At September 30, 2006, approximately 6.5 million shares were available for grant under the USIP. In addition to stock awards and stock unit awards, we may award options and other forms of stock-based compensation to officers, directors and employees under the USIP. The Compensation Committee of the Board of Directors determines the terms and conditions of awards under the AIP and USIP. Our employees may also receive stock-based compensation through the issuance of stock of our subsidiaries.

Stock Options

The following table summarizes stock option activity:

(in thousands, except weighted average exercise price)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2005	7,844	$37.47	5.8	$364,620
Granted	—	—	—
Exercised	(2,708)	36.30	3.8
Cancelled	(25)	47.33	4.9
Forfeited/expired	—	—	—

Outstanding at September 30, 2006	5,111	$38.04	4.6	$346,023

Exercisable at September 30, 2006	5,081	$37.96	4.5	$344,460

Stock option awards outstanding under the USIP generally have been granted at prices which are either equal to or are above the market value of the underlying common stock on the date of grant, generally vest over three years and expire no later than ten years after the grant date. We have not granted stock option awards under the USIP since November 2004.

Effective October 1, 2005, compensation expense related to nonvested options is recognized ratably over the remaining requisite service period. At September 30, 2006, there was $0.5 million of total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted average vesting period of 1.0 years.

Our option awards are generally subject to graded vesting over a service period. We recognize compensation cost on a straight-line basis over the requisite service period for the entire award.

Stock and Stock Unit Awards

In accordance with SFAS 123R, the fair value of stock and stock unit awards granted under the USIP is estimated on the date of grant based on the market price of the underlying shares of common stock and is amortized to compensation expense on a straight-line basis over the related vesting period, which is generally three to four years. The total number of stock awards and stock unit awards expected to vest is adjusted for estimated forfeitures.

Total unrecognized compensation cost related to nonvested stock and stock unit awards net of estimated forfeitures was $39.6 million at September 30, 2006. This cost is expected to be recognized over a remaining weighted-average vesting period of 1.7 years.

The following is a summary of nonvested stock and stock unit awards activity:

(shares in thousands)	Shares	Weighted-Average Grant-Date Fair Value
Nonvested balance at September 30, 2005	597.4	$60.61
Granted	489.3	90.55
Vested	(337.0)	70.65
Forfeited	(53.2)	72.37

Nonvested Balance at September 30, 2006	696.5	$75.89

Our stock awards generally entitle holders to the right to sell their shares of common stock once the awards vest. Stock unit awards generally entitle holders to receive the underlying shares of common stock once the awards vest. In addition certain performance-based stock awards were granted to our Chief Executive Officer in December 2004 and in December 2005. The total number of shares ultimately received by our Chief Executive Officer depends on our performance against specified performance goals and is subject to vesting provisions. At September 30, 2006, the balance of nonvested shares granted to our Chief Executive Officer and subject to vesting upon the achievement of prior years’ performance goals, set or determined in prior years, was 20.6 thousand and had a weighted-average grant-date fair value of $90.08.

Employee Stock Investment Plan

Our ESIP allows eligible participants to buy shares of our common stock at 90% of its market value on defined dates and to receive a 50% match of the shares purchased, provided the employee, among other conditions, has held the previously purchased shares for a defined period. The Compensation Committee and the Board of Directors determine the terms and conditions of awards under the ESIP. A total of 514.6 thousand shares were issued under the ESIP during fiscal year 2006. At September 30, 2006, 406.8 thousand shares were reserved for future issuance under this plan.

All Stock-Based Plan Arrangements

Total stock-based compensation costs of $64.9 million, $51.2 million and $67.9 million were recognized in the Consolidated Statements of Income during fiscal years 2006, 2005, and 2004. The income tax benefits from stock-based arrangements totaled $49.8 million for fiscal year 2006, with approximately $39.4 million attributed to stock option exercises. Cash received from stock option exercises for fiscal year 2006 was $98.3 million. We generally do not repurchase shares upon share option exercise or vesting of stock and stock unit awards. However, in order to pay taxes due in connection with the vesting of employee and certain executive officer stock and stock unit awards under the USIP and in connection with matching grants under the ESIP, we repurchase shares to pay such taxes using a net stock issuance method.

Note 16 – Defined Benefit Plans

In fiscal year 2006, we adopted the treatment for defined benefit plans prescribed by Statement of Financial Accounting Standards No. 87, “Employer’s Accounting for Pensions”, in relation to the pension plan of Franklin Templeton Global Investors Limited, an indirect subsidiary of the Company. In addition Fiduciary Trust continues to sponsor a defined benefit healthcare plan that provides post-retirement medical benefits to full-time employees who have worked ten years and attained age 55 while in the service of Fiduciary Trust, or have met alternate eligibility criteria. The defined benefit healthcare plan was closed to new entrants in April 2003.

In prior fiscal years, Fiduciary Trust sponsored noncontributory retirement plan (the “Retirement Plan”) covering substantially all its employees hired before we acquired it and a nonqualified supplementary executive retirement plan (“SERP”) to pay defined benefits in excess of limits imposed by federal tax law to participants in the retirement plan who attain age 55 and ten years of service as of the plan termination date. In April 2003, the Board of Directors of Fiduciary Trust approved a resolution to terminate both the Retirement Plan and the SERP as of June 30, 2003. In fiscal year 2005, we received approval from the Internal Revenue service to terminate the Retirement Plan and we recorded the settlement obligation in relation to the Retirement Plan and the SERP in accordance with the FASB Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”. The obligation was settled in fiscal year 2005.

The following table summarizes the funded status and the amounts recognized in the Consolidated Balance Sheets in relation to the defined pension plans and for the defined healthcare plan, under other benefits.

(in thousands) as of and for the fiscal years ended September 30,	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Change in Benefit Obligation
Benefit obligation at beginning of year	$—	$29,706	$7,355	$6,570
Benefit obligation assumed	22,863	—	—	—
Service cost	1,930	—	51	51
Interest cost	2,127	995	390	364
Participant contributions	859	—	—	—
Benefits paid	(26)	(33,610)	(213)	(494)
Actuarial losses (gains)	1,133	2,887	(1,154)	864
Settlements	—	22	—	—

Benefit Obligation at End of Year	$28,886	$—	$6,429	$7,355

Change in Fair Value of Plan Assets
Fair value of plan assets at beginning of year	$—	$11,150	$—	$—
Assets contributed	21,608	—	—	—
Actual return on assets	3,807	306	—	—
Employer contributions	2,638	22,154	213	494
Participant contributions	859	—	—	—
Benefits paid	(26)	(33,610)	(213)	(494)

Fair Value of Plan Assets at End of Year	$28,886	$—	$—	$—

(in thousands) as of and for the fiscal years ended September 30,	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Funded status	$—	$—	$(6,429)	$(7,355)
Unrecognized actuarial loss	—	—	193	1,525
Unrecognized prior service cost	—	—	201	449

Net Liability	$—	$—	$(6,035)	$(5,381)

Amounts Recognized in the Consolidated Balance Sheets
Accrued benefit cost recognized	$—	$—	$(5,983)	$(5,381)
Intangible asset	—	—	—	—
Excess of additional pension liability over unrecognized prior service costs	1,831	—	—	—

Net Amount Recognized	$1,831	$—	$(5,983)	$(5,381)

Weighted-Average Assumptions
Discount rate	5.00%	—	5.75%	5.50%
Expected return on plan assets	7.66%	—	N/A	N/A
Increase in compensation rate	4.50%	—	4.50%	4.50%

The following table summarizes the components of net periodic benefit cost for fiscal years 2006 and 2005 for all plans.

(in thousands) for the fiscal years ended September 30,	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Service cost	$1,930	$—	$51	$51
Interest cost	2,127	995	390	364
Expected return on plan assets	(3,232)	(440)	—	—
Amortization of prior service cost	—	—	256	256
Actuarial losses	—	3,021	170	1
Settlement losses	—	22	—	—

Net Periodic Benefit Cost	$825	$3,598	$867	$672

Note 17 – Segment Information

We based our operating segment selection process primarily on services offered. We derive the majority of our operating revenue and net income from providing investment management and related services to the Franklin, Templeton, Mutual Series, Bissett, Fiduciary Trust and Darby sponsored investment products. This is our primary business activity and operating segment. Our secondary business and operating segment is banking/finance. The banking/finance operating segment offers selected retail-banking services to high net-worth clients and consumer lending services. Our consumer lending activities include automotive lending related to the purchase, securitization, and servicing of retail installment sales contracts originated by independent automobile dealerships, consumer credit and debit cards, real estate equity lines and home equity/mortgage lending.

Financial information for our two operating segments is presented in the table below. Operating revenues of the banking/finance operating segment are reported net of interest expense and the provision for probable loan losses.

(in thousands)

as of and for the fiscal year ended September 30, 2006	Investment Management and Related Services	Banking/ Finance	Totals
Assets	$8,350,966	$1,148,893	$9,499,859
Operating revenues	4,997,607	53,119	5,050,726
Interest revenue–inter-segment	814	—	814
Interest expense	(29,221)	N/A	(29,221)
Income before taxes	1,813,540	22,026	1,835,566

as of and for the fiscal year ended September 30, 2005
Assets	$7,978,787	$915,140	$8,893,927
Operating revenues	4,258,661	51,437	4,310,098
Interest revenue–inter-segment	409	—	409
Interest expense	(34,043)	N/A	(34,043)
Income before taxes	1,395,538	25,317	1,420,855

as of and for the fiscal year ended September 30, 2004
Assets	$7,401,924	$825,844	$8,227,768
Operating revenues	3,381,696	56,512	3,438,208
Interest revenue–inter-segment	1,393	—	1,393
September 11, 2001 recovery, net	30,277	—	30,277
Interest expense	(30,658)	N/A	(30,658)
Income before taxes	965,614	28,252	993,866

Operating revenues of the banking/finance segment included above were as follows:

(in thousands) for the fiscal years ended September 30,	2006	2005	2004
Interest and fees on loans	$42,632	$31,196	$27,957
Interest and dividends on investment securities	18,180	10,587	10,950

Total interest income	60,812	41,783	38,907

Interest on deposits	(14,528)	(7,651)	(4,420)
Interest on short-term debt	(9,922)	(3,016)	(203)
Interest expense–inter-segment	(814)	(409)	(1,393)

Total interest expense	(25,264)	(11,076)	(6,016)

Net interest income	35,548	30,707	32,891
Other income	19,988	22,141	28,822
Provision for probable loan losses	(2,417)	(1,411)	(5,201)

Total Operating Revenues	$53,119	$51,437	$56,512

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

We conduct operations in the following principal geographic areas of the world: the United States; The Bahamas; Canada; Europe; Asia; South and Central America; Africa; and Australia. For segment reporting purposes, we have combined Asia, South and Central America, Africa and Australia into one category–Other. Revenues by geographic area include fees and commissions charged to customers and fees charged to affiliates.

Information by geographic area is summarized below.

(in thousands) for the fiscal years ended September 30,	2006	2005	2004
Operating Revenues
United States	$3,262,355	$2,894,809	$2,379,108
The Bahamas	815,211	680,816	493,504
Canada	324,846	275,702	230,433
Europe	187,160	151,001	104,110
Other	461,154	307,770	231,053

Total	$5,050,726	$4,310,098	$3,438,208

Property and Equipment, Net
United States	$413,875	$431,023	$420,301
The Bahamas	12,652	9,588	9,879
Canada	17,720	2,840	3,546
Europe	14,978	11,332	6,268
Other	47,066	34,583	30,584

Total	$506,291	$489,366	$470,578

Note 18 – Other Income (Expenses)

Other income (expenses) consisted of the following:

(in thousands) for the fiscal years ended September 30,	2006	2005	2004
Consolidated Sponsored Investment Products
Consolidated sponsored investment products unrealized gains (losses), net	$16,537	$8,071	$ (484)
Consolidated sponsored investment products realized gains, net	17,087	21,050	3,877

Total	33,624	29,121	3,393
Investment and Other Income
Dividends	55,848	31,577	14,778
Interest income from banking/finance group	814	409	1,393
Other interest income	111,845	66,146	27,301
Equity in net income of affiliated companies	33,595	30,659	20,605
Realized gains on sale of assets	27,153	8,173	30,395
Realized losses on sale of assets	(2,615)	(3,994)	(5,771)
Foreign exchange realized and unrealized (losses) gains, net	(10,087)	1,883	4,668
Other	(18,771)	2,548	(3,063)

Total	197,782	137,401	90,306
Interest expense	(29,221)	(34,043)	(30,658)

Other Income, Net	$202,185	$132,479	$63,041

Substantially all of our dividend income and realized gains (losses) on sale of assets were generated by investments in our sponsored investment products.

Note 19 – Fair Values of Financial Instruments

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

Loans receivable, net are valued using interest rates that consider the current credit and interest-rate risk inherent in the loans and the current economic and lending conditions. The majority of retail-banking loans are at variable interest rates, which are adjusted periodically. We utilize interest-rate swaps in order to mitigate the interest-rate risk on those retail-banking loans that are at fixed interest rates and have maturities longer than one year. These swaps are accounted for as freestanding derivates with changes in their fair value recognized in earnings. As such, the fair value of retail-banking loans approximates their carrying value.

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

Guarantees and letters of credit have fair values based on the face value of the underlying instrument.

Estimated fair values of our financial instruments were as follows:

(in thousands) as of the fiscal years ended September 30,	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and cash equivalents	$3,613,135	$3,613,135	$3,152,159	$3,152,159
Investment securities, trading	382,053	382,053	254,750	254,750
Investment securities, available-for-sale	723,843	723,843	858,306	858,306
Loans held for sale	391,734	391,734	303,161	303,161
Loans receivable, net	253,370	253,370	264,275	264,275

Financial Liabilities
Deposits	$548,907	$548,907	$519,140	$519,140
Commercial paper and current maturities of long-term debt	168,063	168,063	169,389	169,389
Long-term debt	627,919	617,318	1,208,390	1,142,972
Interest-rate swaps	690	690	686	686

Note 20 – Banking Regulatory Ratios

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain a minimum Tier 1 capital and Tier 1 leverage ratio (as defined in the regulations), as well as minimum Tier 1 and Total risk-based capital ratios (as defined in the regulations). Based on our calculations as of September 30, 2006 and 2005, we exceeded the capital adequacy requirements applicable to us as listed below.

(dollar amounts in thousands) as of the fiscal years ended September 30,	2006	2005	Capital Adequacy Minimum
Tier 1 capital	$4,707,956	$3,700,203	N/A
Total risk-based capital	4,710,636	3,703,109	N/A
Tier 1 leverage ratio	66%	54%	4%
Tier 1 risk-based capital ratio	92%	85%	4%
Total risk-based capital ratio	92%	85%	8%

Note 21 – September 11, 2001 Event

On September 11, 2001, the headquarters of our subsidiary company, Fiduciary Trust, at Two World Trade Center was destroyed in the terrorist attacks on New York City. We have since leased office space for Fiduciary Trust at 600 Fifth Avenue in midtown Manhattan and resumed permanent operations. The following table shows the expense (recovery), net related to the September 11, 2001 event.

(in thousands) for the fiscal years ended September 30,	2006	2005	2004
Cumulative September 11, 2001 costs recognized as of end of the fiscal year	$—	$—	$69,140
September 11, 2001 recovery, net	—	—	(30,277)

In January 2004, we received $32.5 million from our insurance carrier for claims related to the September 11, 2001 terrorist attacks that destroyed Fiduciary Trust’s headquarters. These proceeds represented final recoveries for claims submitted to our insurance carrier. We realized a gain of $30.3 million, before income taxes of $12.0 million, in the reporting period ending March 31, 2004, in accordance with guidance provided under FASB Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”, and EITF Abstract Issue No. 01-10, “Accounting for the Impact of the Terrorist Attacks of September 11, 2001”, as remaining contingencies related to our insurance claims were resolved.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2006. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of September 30, 2006 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Item 8 and incorporated herein by this reference.

Item 9B. Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The information required by this Item 10 with respect to executive officers of the Company is contained at the end of Part I of this Form 10-K under the heading “Executive Officers of the Registrant”.

Code of Ethics. The Company has adopted a Code of Ethics and Business Conduct (the “Code of Ethics”) that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, controller, and any persons performing similar functions, as well as all directors, officers and employees of the Company and its subsidiaries and affiliates. The Code of Ethics is posted on the Company’s website at www.franklintempleton.com under “Corporate Governance” on the “Our Company” page. A copy of the Code of Ethics is available in print free of charge to any stockholder who requests a copy. Interested parties may address a written request for a printed copy of the Code of Ethics to: Secretary, Franklin Resources, Inc., One Franklin Parkway, San Mateo, California 94403-1906. We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver from, a provision of the Code of Ethics for the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website.

The other information required by this Item 10, including with regard to directors of the Company, the procedures by which security holders may recommend nominees, the members of the Audit Committee, the Audit Committee financial expert, and compliance with Section 16(a) of the Exchange Act, is incorporated by reference from the information provided under the sections entitled “Proposal No. 1 Election of Directors–Nominees”, “Proposal No. 1 Election of Directors–Information about the Board and its Committees” and “Proposal No. 1 Election of Directors–Section 16(a) Beneficial Ownership Reporting Compliance” from the Company’s definitive proxy statement for its annual meeting of stockholders (“Proxy Statement”) to be filed with the SEC within 120 days after September 30, 2006.

NYSE Annual Certification Disclosure. In February 2006, the annual certification required by Section 303A.12(a) of the NYSE Listed Company Manual was submitted by the Company’s Chief Executive Officer to the NYSE, without any qualifications.

Last fiscal year, we filed with the SEC, as exhibits to our Form 10-K for the fiscal year ended September 30, 2005, the certifications of our Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002. We are filing with the SEC, as exhibits to this Form 10-K, the certifications of our Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Item 11.	Executive Compensation.

The information in our Proxy Statement under the section entitled “Proposal No. 1 Election of Directors” is incorporated herein by this reference, other than the following subsections: “Nominees”; “Security Ownership of Principal Stockholders”; “Security Ownership of Management”; “Fees Paid to Independent Registered Public Accounting Firm”; “Report of the Audit Committee”; “Certain Relationships and Related Transactions”; and “Section 16(a) Beneficial Ownership Reporting Compliance”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 with respect to security ownership of certain beneficial owners and management is incorporated by reference from the information provided under the sections entitled “Proposal No. 1 Election of Directors–Security Ownership of Principal Stockholders” and “Proposal No. 1 Election of Directors–Security Ownership of Management” of our Proxy Statement.

Equity Compensation Plan Information.

The following table sets forth certain information as of September 30, 2006 with respect to the shares of the Company’s common stock that may be issued under the Company’s existing compensation plans that have been approved by stockholders and plans that have not been approved by stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders[1]	5,211,861[2]	$38.04[3]	6,881,141[4]
Equity compensation plans not approved by stockholders	—	—	—

Total	5,211,861	$38.04	6,881,141

(1)	Consists of the 2002 Universal Stock Incentive Plan, as amended and restated (the “2002 Stock Plan”) and the 1998 Employee Stock Investment Plan, as amended (the “Purchase Plan”). Equity securities granted under the 2002 Stock Plan may include awards in connection with the Amended and Restated Annual Incentive Compensation Plan and the 2004 Key Executive Incentive Compensation Plan.
(2)	Includes restricted stock unit awards under the 2002 Stock Plan that may be settled in shares of the Company’s common stock, but excludes options to purchase shares of the Company’s common stock accruing under the Company’s Purchase Plan. Under the Purchase Plan, each eligible employee is granted a separate option to purchase up to 2,000 shares of common stock each semi-annual accrual period on January 31 and July 31 at a purchase price per share equal to 90% of the fair market value of the common stock on the enrollment date or the exercise date, whichever is lower.
(3)	Does not take into account restricted stock unit awards under the 2002 Stock Plan.
(4)	As of September 30, 2006, 406,802 shares of common stock were available for future issuance under the Purchase Plan and 6,474,339 shares of common stock were available for future issuance under the 2002 Stock Plan.

Item 13.	Certain Relationships and Related Transactions.

The information required by this Item 13 is incorporated by reference from the information provided under the section entitled “Proposal No. 1 Election of Directors–Certain Relationships and Related Transactions” of our Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item 14 is incorporated by reference from the information provided under the section entitled “Proposal No. 1 Election of Directors–Fees Paid to Independent Registered Public Accounting Firm” of our Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1)	The financial statements filed as part of this report are listed in Item 8 of this Form 10-K.

(a)(2)	No financial statement schedules are required to be filed as part of this report because all such schedules have been omitted. Such omission has been made on the basis that information is provided in the financial statements, or in the related notes thereto, in Item 8 of this Form 10-K or is not required to be filed as the information is not applicable.

(a)(3)	Exhibits.

Exhibit No.	Description
3(i)(a)	Registrant’s Certificate of Incorporation, as filed November 28, 1969, incorporated by reference to Exhibit (3)(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (File No. 001-09318) (the “1994 Annual Report”)

3(i)(b)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed March 1, 1985, incorporated by reference to Exhibit 3(ii) to the 1994 Annual Report

3(i)(c)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed April 1, 1987, incorporated by reference to Exhibit 3(iii) to the 1994 Annual Report

3(i)(d)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed February 2, 1994, incorporated by reference to Exhibit 3(iv) to the 1994 Annual Report

3(i)(e)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed on February 4, 2005, incorporated by reference to Exhibit (3)(i)(e) to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318)

3(ii)	Registrant’s Amended and Restated By-laws of Franklin Resources, Inc. (as adopted December 13, 2006), incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2006 (File No. 001-09318)

4.1	Indenture between Franklin Resources, Inc. and The Chase Manhattan Bank (formerly Chemical Bank), as trustee, dated as of May 19, 1994, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-3, filed with the SEC on April 14, 1994 (File No. 033-53147)

4.2	Form of 3.7% Senior Notes due 2008, incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 001-09318)

10.1	Representative Distribution Plan between Templeton Growth Fund, Inc. and Franklin/Templeton Investor Services, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1993 (File No. 001-09318) (the “1993 Annual Report”)

10.2	Representative Transfer Agent Agreement between Templeton Growth Fund, Inc. and Franklin/Templeton Investor Services, Inc., incorporated by reference to Exhibit 10.3 to the 1993 Annual Report

Exhibit No.	Description
10.3	Representative Investment Management Agreement between Templeton Growth Fund, Inc. and Templeton, Galbraith & Hansberger Ltd., incorporated by reference to Exhibit 10.5 to the 1993 Annual Report

10.4	Representative Management Agreement between Franklin Advisers, Inc. and the Franklin Group of Funds, incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1992 (File No. 001-09318) (the “1992 Annual Report”)

10.5	Representative Distribution 12b-1 Plan between Franklin/Templeton Distributors, Inc. and the Franklin Group of Funds, incorporated by reference to Exhibit 10.3 to the 1992 Annual Report

10.6	Representative Amended and Restated Distribution Agreement between Franklin/Templeton Distributors, Inc. and Franklin Federal Tax-Free Income Fund, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1995 (File No. 001-09318) (the “June 1995 Quarterly Report”)

10.7	Distribution 12b-1 Plan for Class II shares between Franklin/Templeton Distributors, Inc. and Franklin Federal Tax-Free Income Fund, incorporated by reference to Exhibit 10.2 to the June 1995 Quarterly Report

10.8	Representative Investment Management Agreement between Templeton Global Strategy SICAV and Templeton Investment Management Limited, incorporated by reference to Exhibit 10.3 to the June 1995 Quarterly Report

10.9	Representative Sub-Distribution Agreement between Templeton, Galbraith & Hansberger Ltd. and BAC Corp. Securities, incorporated by reference to Exhibit 10.4 to the June 1995 Quarterly Report

10.10	Representative Dealer Agreement between Franklin/Templeton Distributors, Inc. and Dealer, incorporated by reference to Exhibit 10.5 to the June 1995 Quarterly Report

10.11	Representative Investment Management Agreement between Templeton Investment Counsel, Inc. and Client (ERISA), incorporated by reference to Exhibit 10.6 to the June 1995 Quarterly Report

10.12	Representative Investment Management Agreement between Templeton Investment Counsel, Inc. and Client (non-ERISA), incorporated by reference to Exhibit 10.7 to the June 1995 Quarterly Report

10.13	Representative Amended and Restated Transfer Agent and Shareholder Services Agreement between Franklin/Templeton Investor Services, Inc. and Franklin Custodian Funds, Inc., dated July 1, 1995, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1995 (File No. 001-09318) (the “1995 Annual Report”)

10.14	Representative Amended and Restated Distribution Agreement between Franklin/Templeton Distributors, Inc. and Franklin Custodian Funds, Inc., incorporated by reference to Exhibit 10.17 to the 1995 Annual Report

10.15	Representative Class II Distribution Plan between Franklin/Templeton Distributors, Inc. and Franklin Custodian Funds, Inc., on behalf of its Growth Series, incorporated by reference to Exhibit 10.18 to the 1995 Annual Report

Exhibit No.	Description
10.16	Representative Dealer Agreement between Franklin/Templeton Distributors, Inc. and Dealer, incorporated by reference to Exhibit 10.19 to the 1995 Annual Report

10.17	Representative Mutual Fund Purchase and Sales Agreement for Accounts of Bank and Trust Company Customers, effective July 1, 1995, incorporated by reference to Exhibit 10.20 to the 1995 Annual Report

10.18	Representative Management Agreement between Franklin Value Investors Trust, on behalf of Franklin MicroCap Value Fund and Franklin Advisers, Inc., incorporated by reference to Exhibit 10.21 to the 1995 Annual Report

10.19	Representative Sub-Distribution Agreement between Templeton, Galbraith & Hansberger Ltd. and Sub-Distributor, incorporated by reference to Exhibit 10.22 to the 1995 Annual Report

10.20	Representative Non-Exclusive Underwriting Agreement between Templeton Growth Fund, Inc. and Templeton/Franklin Investments Services (Asia) Limited, dated September 18, 1995, incorporated by reference to Exhibit 10.23 to the 1995 Annual Report

10.21	Representative Shareholder Services Agreement between Franklin/Templeton Investor Services, Inc. and Templeton/Franklin Investments Services (Asia) Limited, dated September 18, 1995, incorporated by reference to Exhibit 10.24 to the 1995 Annual Report

10.22	Subcontract for Transfer Agency and Shareholder Services dated November 1, 1996 by and between Franklin/Templeton Investor Services, Inc. and PFPC Inc., incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (File No. 001-09318) (the “1996 Annual Report”)

10.23	Representative Sample of Franklin/Templeton Investor Services, Inc. Transfer Agent and Shareholder Services Agreement, incorporated by reference to Exhibit 10.26 to the 1996 Annual Report

10.24	Representative Administration Agreement between Templeton Growth Fund, Inc. and Franklin Templeton Services, Inc., incorporated by reference to Exhibit 10.27 to the 1996 Annual Report

10.25	Representative Sample of Fund Administration Agreement with Franklin Templeton Services, Inc., incorporated by reference to Exhibit 10.28 to the 1996 Annual Report

10.26	Representative Subcontract for Fund Administrative Services between Franklin Advisers, Inc. and Franklin Templeton Services, Inc., incorporated by reference to Exhibit 10.29 to the 1996 Annual Report

10.27	Representative Investment Advisory Agreement between Franklin Mutual Series Fund Inc. and Franklin Mutual Advisers, Inc., incorporated by reference to Exhibit 10.30 to the 1996 Annual Report

10.28	Representative Management Agreement between Franklin Valuemark Funds and Franklin Mutual Advisers, Inc., incorporated by reference to Exhibit 10.31 to the 1996 Annual Report

10.29	Representative Investment Advisory and Asset Allocation Agreement between Franklin Templeton Fund Allocator Series and Franklin Advisers, Inc., incorporated by reference to Exhibit 10.32 to the 1996 Annual Report

Exhibit No.	Description
10.30	Representative Management Agreement between Franklin New York Tax-Free Income Fund, Inc. and Franklin Investment Advisory Services, Inc., incorporated by reference to Exhibit 10.33 to the 1996 Annual Report

10.31	1998 Universal Stock Incentive Plan approved October 16, 1998 by the Board of Directors, incorporated by reference to the Company’s Proxy Statement filed under cover of Schedule 14A on December 23, 1998 in connection with its Annual Meeting of Stockholders held on January 28, 1999 (File No. 001-09318)*

10.32	Representative Agreement for the Supply of Investment Management and Administration Services, dated February 16, 1998, by and between Templeton Funds and Templeton Investment Management Limited, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No. 001-09318)

10.33	Representative Investment Management Agreement between Templeton Investment Counsel, Inc. and Client (ERISA), as amended, incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 1998 (File No. 001-09318) (the “1998 Annual Report”)

10.34	Representative Investment Management Agreement between Templeton Investment Counsel, Inc. and Client (non-ERISA), as amended, incorporated by reference to Exhibit 10.40 to the 1998 Annual Report

10.35	Representative Variable Insurance Fund Participation Agreement among Templeton Variable Products Series Fund or Franklin Valuemark Fund, Franklin/Templeton Distributors, Inc. and an insurance company, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1998 (File No. 001-09318)

10.36	Representative Amended and Restated Distribution Agreement among Templeton Emerging Markets Fund, Templeton Canadian Bond Fund, Templeton International Stock Fund, Templeton Canadian Stock Fund, Templeton Global Smaller Companies Fund, Templeton Global Bond Fund, Templeton Treasury Bill Fund, Templeton Global Balanced Fund, Templeton International Balanced Fund, Templeton Canadian Asset Allocation Fund, Mutual Beacon Fund, Franklin U.S. Small Cap Growth Fund, Templeton Balanced Fund, Templeton Growth Fund, Ltd., Templeton Management Limited, and FEP Capital, L.P. dated December 31, 1998, incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 001-09318) (the “2000 Annual Report”)

10.37	Representative Purchase and Sales Agreement by and among Franklin/Templeton Distributors, Inc., Franklin Resources, Inc., and Lightning Finance Company Limited dated August 1, 1999, incorporated by reference to Exhibit 10.46 to the 2000 Annual Report

10.38	Representative Advisory Agreement between Templeton Global Advisors Limited and Templeton Asset Management Limited dated December 21, 1999, incorporated by reference to Exhibit 10.47 to the 2000 Annual Report

10.39	Representative Amended and Restated Commission Paying Agreement between Templeton Global Strategy Funds, Templeton Global Advisors Limited, Templeton Global Strategic Services S.A., and Lightning Finance Company Limited dated January 31, 2000, incorporated by reference to Exhibit 10.48 to the 2000 Annual Report

Exhibit No.	Description
10.40	Representative Variable Insurance Fund Participation Agreement among Franklin Templeton Variable Insurance Products Trust (formerly Franklin Valuemark Funds), Franklin/Templeton Distributors, Inc., and CUNA Mutual Life Insurance Company dated May 1, 2000, incorporated by reference to Exhibit 10.49 to the 2000 Annual Report

10.41	Representative Amended and Restated Distribution Agreement between Franklin/Templeton Distributors, Inc. and Franklin Growth and Income Fund dated August 10, 2000, incorporated by reference to Exhibit 10.52 to the 2000 Annual Report

10.42	Employment Agreement entered into on December 22, 2000 by and among Anne M. Tatlock, Fiduciary Trust Company International and Franklin Resources, Inc., incorporated by reference to Exhibit 10.53 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2000 (File No. 001-09318) (the “December 2000 Quarterly Report”)*

10.43	Amended and Restated 1998 Universal Stock Incentive Plan as approved by the Board of Directors on October 28, 2000 and the Stockholders at the Annual Meeting of Stockholders held on January 25, 2001, incorporated by reference to Exhibit 10.54 to the December 2000 Quarterly Report*

10.44	Representative Sub-Advisory Agreement between FTTrust Company, on behalf of Templeton International Smaller Companies Fund, Templeton Investment Counsel, LLC, and Templeton Asset Management Limited, dated January 23, 2001, incorporated by reference to Exhibit 10.55 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001 (File No. 001-09318) (the “March 2001 Quarterly Report”)

10.45	Managed Operations Services Agreement between Franklin Templeton Companies, LLC, and International Business Machines Corporation dated February 6, 2001, incorporated by reference to Exhibit 10.56 to the March 2001 Quarterly Report

10.46	Representative Agency Agreement between FTTrust Company and Franklin/Templeton Investor Services, LLC, dated April 1, 2001, incorporated by reference to Exhibit 10.57 to the March 2001 Quarterly Report

10.47	Representative Amended and Restated Master Management Agreement between Franklin Templeton Investment Corp., as Trustee of mutual funds and Franklin Templeton Investment Corp., as Manager, dated May 31, 2001, incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (File No. 001-09318) (the “2001 Annual Report”)

10.48	Representative Master Management Agreement dated May 31, 2001 between Franklin Templeton Tax Class Corp. and Franklin Templeton Investments Corp., incorporated by reference to Exhibit 10.61 to the 2001 Annual Report

10.49	Franklin Resources, Inc. 1998 Employee Stock Investment Plan as amended by the Board of Directors on October 10, 2002, incorporated by reference to Exhibit 4.6 to the Company’s Report on Form S-8 filed with the SEC on October 28, 2002 (File No. 333-100801)*

10.50	2002 Universal Stock Incentive Plan as approved by the Board of Directors on October 10, 2002 and the Stockholders at the Annual Meeting of Stockholders held on January 30, 2003, incorporated by reference to Exhibit 10.68 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2002 (File No. 001-09318)

Exhibit No.	Description
10.51	Amendments dated July 2, 2001, June 10, 2002 and February 3, 2003 to the Managed Operations Services Agreement dated February 6, 2001, between Franklin Templeton Companies, LLC and International Business Machines Corporation, incorporated by reference to Exhibit 10.69 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 001-09318) (the “March 2003 Quarterly Report”)

10.52	Representative Form of Franklin Templeton Investor Services, LLC Transfer Agent and Shareholder Services Agreement, incorporated by reference to Exhibit 10.70 to the March 2003 Quarterly Report

10.53	Amendments dated July 1, 2003 and September 1, 2003 to the Managed Operations Service Agreement dated February 6, 2001, between Franklin Templeton Companies, LLC and International Business Machines Corporation, incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 001-09318)

10.54	Form of Restricted Stock Award Agreement and Notice of Restricted Stock Award under the Company’s 2002 Universal Stock Incentive Plan, incorporated by reference to Exhibit 10.74 to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2004 (File No. 001-09318) (the “November 12, 2004 Form 8-K”)*

10.55	Form of Stock Option Agreement and Notice of Stock Option Grant under the Company’s 2002 Universal Stock Incentive Plan, incorporated by reference to Exhibit 10.75 to the November 12, 2004 Form 8-K*

10.56	Form of Restricted Stock Award Agreement and Notice of Restricted Stock Award under the Company’s 2002 Universal Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2004 (File No. 001-09318) (the “November 19, 2004 Form 8-K”)*

10.57	Form of Restricted Stock Unit Award Agreement and Notice of Restricted Stock Unit Award under the Company’s 2002 Universal Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to the November 19, 2004 Form 8-K*

10.58	Form of Restricted Stock Award Agreement and Notice of Restricted Stock Award under the Company’s 2002 Universal Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2004 (File No. 001-09318)*

10.59	Franklin Resources, Inc. Deferred Compensation Arrangement for Director’s Fees, dated as of January 21, 2005, by and between Franklin Resources, Inc. and Samuel H. Armacost incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2005 (File No. 001-09318) (the “January 27, 2005 Form 8-K”)*

10.60	Franklin Resources, Inc. 2002 Universal Stock Incentive Plan (as amended and restated December 16, 2004) incorporated by reference to Exhibit 10.2 to the January 27, 2005 Form 8-K*

10.61	Franklin Resources, Inc. Amended and Restated Annual Incentive Compensation Plan (as amended and restated December 16, 2004), incorporated by reference to Exhibit 10.85 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318) (the “December 2004 Quarterly Report”)*

Exhibit No.	Description
10.62	Description of Performance Goals for the Company’s Co-Chief Executive Officers for the 2005 Fiscal Year under the 2004 Key Executive Incentive Compensation Plan, incorporated by reference to Exhibit 10.87 to the December 2004 Quarterly Report*

10.63	Five Year Facility Credit Agreement dated as of June 10, 2005 among Franklin Resources, Inc., the Banks parties thereto, Bank of America, N.A. and The Bank of New York, as Co-Syndication Agents, Citibank, N.A. and BNP Paribas, as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2005 (File No. 001-09318)

10.64	Agreement, dated as of June 1, 2005, by and between Franklin Resources, Inc. and Craig S. Tyle, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2005 (File No. 001-09318)*

10.65	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2005 (File No. 001-09318)*

10.66	Franklin Resources, Inc. Deferred Compensation Arrangement for Director’s Fees, amended and restated as of October 18, 2005, by and between Franklin Resources, Inc. and Louis E. Woodworth, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2005 (File No. 001-09318)*

10.67	Amended and Restated Annual Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2005 (File No. 001-09318) (the “November 3, 2005 Form 8-K”)*

10.68	Form of Notice of Restricted Fund Unit Award and Restricted Fund Unit Award Agreement (standard), incorporated by reference to Exhibit 10.2 to the November 3, 2005 Form 8-K*

10.69	Form of Notice of Restricted Fund Unit Award and Restricted Fund Unit Award Agreement (other), incorporated by reference to Exhibit 10.3 to the November 3, 2005 Form 8-K*

10.70	Form of Notice of Restricted Stock Award and Restricted Stock Award Agreement (in recognition of past efforts and contributions), incorporated by reference to Exhibit 10.4 to the November 3, 2005 Form 8-K*

10.71	Form of Notice of Restricted Stock Award and Restricted Stock Award Agreement (inducement/performance), incorporated by reference to Exhibit 10.5 to the November 3, 2005 Form 8-K*

10.72	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (in recognition of past efforts and contributions), incorporated by reference to Exhibit 10.6 to the November 3, 2005 Form 8-K*

10.73	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (inducement/performance), incorporated by reference to Exhibit 10.7 to the November 3, 2005 Form 8-K*

Exhibit No.	Description
10.74	Form of Amendment to Deferred Compensation Agreement for Director’s Fees, incorporated by reference to Exhibit 10.90 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 001-09318) (the “2005 Annual Report”)*

10.75	Named Executive Officer Compensation, incorporated by reference to Exhibit 10.91 to the 2005 Annual Report*

10.76	Director Compensation, incorporated by reference to Exhibit 10.92 to the 2005 Annual Report*

10.77	Employment Agreement entered into on December 26, 2000 by and among William Y. Yun, Fiduciary Trust Company International and Franklin Resources, Inc., as amended, incorporated by reference to Exhibit 10.93 to the 2005 Annual Report*

10.78	Non-Employee Directors Compensation, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2005 (File No. 001-09318) (the “December 2005 Quarterly Report”)*

10.79	2006 Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2005 (File No. 001-09318)*

10.80	Amended and Restated Annual Incentive Compensation Plan, incorporated by reference to Exhibit 10.14 to the December 2005 Quarterly Report*

10.81	2004 Key Executive Incentive Compensation Plan, as amended, incorporated by reference to Exhibit 10.15 to the December 2005 Quarterly Report*

10.82	Description of Performance Goals for the Company’s Chief Executive Officer for the 2006 Fiscal Year under the 2004 Key Executive Incentive Compensation Plan, incorporated by reference to Exhibit 10.16 to the December 2005 Quarterly Report*

10.83	Amendment Number 6 to the Managed Operations Services Agreement, dated March 6, 2006, by and between Franklin Templeton Companies, LLC, and International Business Machines Corporation, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006 (File No. 001-09318) (the “March 2006 Quarterly Report”)

10.84	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.4 to the March 2006 Quarterly Report*

10.85	Form of Amended and Restated Indemnification Agreement, incorporated by reference to Exhibit 10.5 to the March 2006 Quarterly Report*

10.86	Form of Notice of Restricted Fund Unit Award and Restricted Fund Unit Award Agreement (standard), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2006 (File No. 001-09318) (the “November 8, 2006 Form 8-K”)*

10.87	Form of Notice of Restricted Fund Unit Award and Restricted Fund Unit Award Agreement (other), incorporated by reference to Exhibit 10.2 to the November 8, 2006 Form 8-K*

10.88	Form of Notice of Restricted Stock Award and Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.3 to the November 8, 2006 Form 8-K*

Exhibit No.	Description
10.89	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.4 to the November 8, 2006 Form 8-K*

10.90	Description of Bonus Payments to Certain Current Executive Officers and One Former Executive Officer of the Company, incorporated by reference to Exhibit 10.5 to the November 8, 2006 Form 8-K*

10.91	Named Executive Officer Compensation as of November 21, 2006*

12	Computation of Ratios of Earnings to Fixed Charges

21	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*	Management/Employment Contract or Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.

Date:	December 20, 2006	By:	/s/ Kenneth A. Lewis
Kenneth A. Lewis, Senior Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date:	December 20, 2006	By:	/s/ Samuel H. Armacost
Samuel H. Armacost, Director

Date:	December 20, 2006	By:	/s/ Charles Crocker
Charles Crocker, Director

Date:	December 20, 2006	By:	/s/ Joseph R. Hardiman
Joseph R. Hardiman, Director

Date:	December 20, 2006	By:	/s/ Robert D. Joffe
Robert D. Joffe, Director

Date:	December 20, 2006	By:	/s/ Charles B. Johnson
Charles B. Johnson, Chairman, Member - Office of the Chairman, and Director

Date:	December 20, 2006	By:	/s/ Gregory E. Johnson
Gregory E. Johnson, President and Chief Executive Officer (Principal Executive Officer)

Date:	December 20, 2006	By:	/s/ Rupert H. Johnson, Jr.
Rupert H. Johnson, Jr., Vice Chairman, Member - Office of the Chairman, and Director

Date:	December 20, 2006	By:	/s/ Thomas H. Kean
Thomas H. Kean, Director

Date:	December 20, 2006	By:	/s/ Kenneth A. Lewis
Kenneth A. Lewis, Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date:	December 20, 2006	By:	/s/ Chutta Ratnathicam
Chutta Ratnathicam, Director

Date:	December 20, 2006	By:	/s/ Peter M. Sacerdote
Peter M. Sacerdote, Director

Date:	December 20, 2006	By:	/s/ Laura Stein
Laura Stein, Director

Date:	December 20, 2006	By:	/s/ Anne M. Tatlock
Anne M. Tatlock, Vice Chairman, Member - Office of the Chairman, and Director

Date:	December 20, 2006	By:	/s/ Louis E. Woodworth
Louis E. Woodworth, Director

EXHIBIT INDEX

Exhibit No.	Description
3(i)(a)	Registrant’s Certificate of Incorporation, as filed November 28, 1969, incorporated by reference to Exhibit (3)(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (File No. 001-09318) (the “1994 Annual Report”)

3(i)(b)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed March 1, 1985, incorporated by reference to Exhibit 3(ii) to the 1994 Annual Report

3(i)(c)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed April 1, 1987, incorporated by reference to Exhibit 3(iii) to the 1994 Annual Report

3(i)(d)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed February 2, 1994, incorporated by reference to Exhibit 3(iv) to the 1994 Annual Report

3(i)(e)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed on February 4, 2005, incorporated by reference to Exhibit (3)(i)(e) to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318)

3(ii)	Registrant’s Amended and Restated By-laws of Franklin Resources, Inc. (as adopted December 13, 2006), incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2006 (File No. 001-09318)

4.1	Indenture between Franklin Resources, Inc. and The Chase Manhattan Bank (formerly Chemical Bank), as trustee, dated as of May 19, 1994, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-3, filed with the SEC on April 14, 1994 (File No. 033-53147)

4.2	Form of 3.7% Senior Notes due 2008, incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 001-09318)

10.1	Representative Distribution Plan between Templeton Growth Fund, Inc. and Franklin/Templeton Investor Services, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1993 (File No. 001-09318) (the “1993 Annual Report”)

10.2	Representative Transfer Agent Agreement between Templeton Growth Fund, Inc. and Franklin/Templeton Investor Services, Inc., incorporated by reference to Exhibit 10.3 to the 1993 Annual Report

10.3	Representative Investment Management Agreement between Templeton Growth Fund, Inc. and Templeton, Galbraith & Hansberger Ltd., incorporated by reference to Exhibit 10.5 to the 1993 Annual Report

10.4	Representative Management Agreement between Franklin Advisers, Inc. and the Franklin Group of Funds, incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1992 (File No. 001-09318) (the “1992 Annual Report”)

10.5	Representative Distribution 12b-1 Plan between Franklin/Templeton Distributors, Inc. and the Franklin Group of Funds, incorporated by reference to Exhibit 10.3 to the 1992 Annual Report

10.6	Representative Amended and Restated Distribution Agreement between Franklin/Templeton Distributors, Inc. and Franklin Federal Tax-Free Income Fund, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1995 (File No. 001-09318) (the “June 1995 Quarterly Report”)

Exhibit No.	Description
10.7	Distribution 12b-1 Plan for Class II shares between Franklin/Templeton Distributors, Inc. and Franklin Federal Tax-Free Income Fund, incorporated by reference to Exhibit 10.2 to the June 1995 Quarterly Report

10.8	Representative Investment Management Agreement between Templeton Global Strategy SICAV and Templeton Investment Management Limited, incorporated by reference to Exhibit 10.3 to the June 1995 Quarterly Report

10.9	Representative Sub-Distribution Agreement between Templeton, Galbraith & Hansberger Ltd. and BAC Corp. Securities, incorporated by reference to Exhibit 10.4 to the June 1995 Quarterly Report

10.10	Representative Dealer Agreement between Franklin/Templeton Distributors, Inc. and Dealer, incorporated by reference to Exhibit 10.5 to the June 1995 Quarterly Report

10.11	Representative Investment Management Agreement between Templeton Investment Counsel, Inc. and Client (ERISA), incorporated by reference to Exhibit 10.6 to the June 1995 Quarterly Report

10.12	Representative Investment Management Agreement between Templeton Investment Counsel, Inc. and Client (non-ERISA), incorporated by reference to Exhibit 10.7 to the June 1995 Quarterly Report

10.13	Representative Amended and Restated Transfer Agent and Shareholder Services Agreement between Franklin/Templeton Investor Services, Inc. and Franklin Custodian Funds, Inc., dated July 1, 1995, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1995 (File No. 001-09318) (the “1995 Annual Report”)

10.14	Representative Amended and Restated Distribution Agreement between Franklin/Templeton Distributors, Inc. and Franklin Custodian Funds, Inc., incorporated by reference to Exhibit 10.17 to the 1995 Annual Report

10.15	Representative Class II Distribution Plan between Franklin/Templeton Distributors, Inc. and Franklin Custodian Funds, Inc., on behalf of its Growth Series, incorporated by reference to Exhibit 10.18 to the 1995 Annual Report

10.16	Representative Dealer Agreement between Franklin/Templeton Distributors, Inc. and Dealer, incorporated by reference to Exhibit 10.19 to the 1995 Annual Report

10.17	Representative Mutual Fund Purchase and Sales Agreement for Accounts of Bank and Trust Company Customers, effective July 1, 1995, incorporated by reference to Exhibit 10.20 to the 1995 Annual Report

10.18	Representative Management Agreement between Franklin Value Investors Trust, on behalf of Franklin MicroCap Value Fund and Franklin Advisers, Inc., incorporated by reference to Exhibit 10.21 to the 1995 Annual Report

10.19	Representative Sub-Distribution Agreement between Templeton, Galbraith & Hansberger Ltd. and Sub-Distributor, incorporated by reference to Exhibit 10.22 to the 1995 Annual Report

10.20	Representative Non-Exclusive Underwriting Agreement between Templeton Growth Fund, Inc. and Templeton/Franklin Investments Services (Asia) Limited, dated September 18, 1995, incorporated by reference to Exhibit 10.23 to the 1995 Annual Report

10.21	Representative Shareholder Services Agreement between Franklin/Templeton Investor Services, Inc. and Templeton/Franklin Investments Services (Asia) Limited, dated September 18, 1995, incorporated by reference to Exhibit 10.24 to the 1995 Annual Report

Exhibit No.	Description
10.22	Subcontract for Transfer Agency and Shareholder Services dated November 1, 1996 by and between Franklin/Templeton Investor Services, Inc. and PFPC Inc., incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (File No. 001-09318) (the “1996 Annual Report”)

10.23	Representative Sample of Franklin/Templeton Investor Services, Inc. Transfer Agent and Shareholder Services Agreement, incorporated by reference to Exhibit 10.26 to the 1996 Annual Report

10.24	Representative Administration Agreement between Templeton Growth Fund, Inc. and Franklin Templeton Services, Inc., incorporated by reference to Exhibit 10.27 to the 1996 Annual Report

10.25	Representative Sample of Fund Administration Agreement with Franklin Templeton Services, Inc., incorporated by reference to Exhibit 10.28 to the 1996 Annual Report

10.26	Representative Subcontract for Fund Administrative Services between Franklin Advisers, Inc. and Franklin Templeton Services, Inc., incorporated by reference to Exhibit 10.29 to the 1996 Annual Report

10.27	Representative Investment Advisory Agreement between Franklin Mutual Series Fund Inc. and Franklin Mutual Advisers, Inc., incorporated by reference to Exhibit 10.30 to the 1996 Annual Report

10.28	Representative Management Agreement between Franklin Valuemark Funds and Franklin Mutual Advisers, Inc., incorporated by reference to Exhibit 10.31 to the 1996 Annual Report

10.29	Representative Investment Advisory and Asset Allocation Agreement between Franklin Templeton Fund Allocator Series and Franklin Advisers, Inc., incorporated by reference to Exhibit 10.32 to the 1996 Annual Report

10.30	Representative Management Agreement between Franklin New York Tax-Free Income Fund, Inc. and Franklin Investment Advisory Services, Inc., incorporated by reference to Exhibit 10.33 to the 1996 Annual Report

10.31	1998 Universal Stock Incentive Plan approved October 16, 1998 by the Board of Directors, incorporated by reference to the Company’s Proxy Statement filed under cover of Schedule 14A on December 23, 1998 in connection with its Annual Meeting of Stockholders held on January 28, 1999 (File No. 001-09318)*

10.32	Representative Agreement for the Supply of Investment Management and Administration Services, dated February 16, 1998, by and between Templeton Funds and Templeton Investment Management Limited, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No. 001-09318)

10.33	Representative Investment Management Agreement between Templeton Investment Counsel, Inc. and Client (ERISA), as amended, incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 1998 (File No. 001-09318) (the “1998 Annual Report”)

10.34	Representative Investment Management Agreement between Templeton Investment Counsel, Inc. and Client (non-ERISA), as amended, incorporated by reference to Exhibit 10.40 to the 1998 Annual Report

10.35	Representative Variable Insurance Fund Participation Agreement among Templeton Variable Products Series Fund or Franklin Valuemark Fund, Franklin/Templeton Distributors, Inc. and an insurance company, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1998 (File No. 001-09318)

Exhibit No.	Description
10.36	Representative Amended and Restated Distribution Agreement among Templeton Emerging Markets Fund, Templeton Canadian Bond Fund, Templeton International Stock Fund, Templeton Canadian Stock Fund, Templeton Global Smaller Companies Fund, Templeton Global Bond Fund, Templeton Treasury Bill Fund, Templeton Global Balanced Fund, Templeton International Balanced Fund, Templeton Canadian Asset Allocation Fund, Mutual Beacon Fund, Franklin U.S. Small Cap Growth Fund, Templeton Balanced Fund, Templeton Growth Fund, Ltd., Templeton Management Limited, and FEP Capital, L.P. dated December 31, 1998, incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 001-09318) (the “2000 Annual Report”)

10.37	Representative Purchase and Sales Agreement by and among Franklin/Templeton Distributors, Inc., Franklin Resources, Inc., and Lightning Finance Company Limited dated August 1, 1999, incorporated by reference to Exhibit 10.46 to the 2000 Annual Report

10.38	Representative Advisory Agreement between Templeton Global Advisors Limited and Templeton Asset Management Limited dated December 21, 1999, incorporated by reference to Exhibit 10.47 to the 2000 Annual Report

10.39	Representative Amended and Restated Commission Paying Agreement between Templeton Global Strategy Funds, Templeton Global Advisors Limited, Templeton Global Strategic Services S.A., and Lightning Finance Company Limited dated January 31, 2000, incorporated by reference to Exhibit 10.48 to the 2000 Annual Report

10.40	Representative Variable Insurance Fund Participation Agreement among Franklin Templeton Variable Insurance Products Trust (formerly Franklin Valuemark Funds), Franklin/Templeton Distributors, Inc., and CUNA Mutual Life Insurance Company dated May 1, 2000, incorporated by reference to Exhibit 10.49 to the 2000 Annual Report

10.41	Representative Amended and Restated Distribution Agreement between Franklin/Templeton Distributors, Inc. and Franklin Growth and Income Fund dated August 10, 2000, incorporated by reference to Exhibit 10.52 to the 2000 Annual Report

10.42	Employment Agreement entered into on December 22, 2000 by and among Anne M. Tatlock, Fiduciary Trust Company International and Franklin Resources, Inc., incorporated by reference to Exhibit 10.53 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2000 (File No. 001-09318) (the “December 2000 Quarterly Report”)*

10.43	Amended and Restated 1998 Universal Stock Incentive Plan as approved by the Board of Directors on October 28, 2000 and the Stockholders at the Annual Meeting of Stockholders held on January 25, 2001, incorporated by reference to Exhibit 10.54 to the December 2000 Quarterly Report*

10.44	Representative Sub-Advisory Agreement between FTTrust Company, on behalf of Templeton International Smaller Companies Fund, Templeton Investment Counsel, LLC, and Templeton Asset Management Limited, dated January 23, 2001, incorporated by reference to Exhibit 10.55 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001 (File No. 001-09318) (the “March 2001 Quarterly Report”)

10.45	Managed Operations Services Agreement between Franklin Templeton Companies, LLC, and International Business Machines Corporation dated February 6, 2001, incorporated by reference to Exhibit 10.56 to the March 2001 Quarterly Report

10.46	Representative Agency Agreement between FTTrust Company and Franklin/Templeton Investor Services, LLC, dated April 1, 2001, incorporated by reference to Exhibit 10.57 to the March 2001 Quarterly Report

Exhibit No.	Description
10.47	Representative Amended and Restated Master Management Agreement between Franklin Templeton Investment Corp., as Trustee of mutual funds and Franklin Templeton Investment Corp., as Manager, dated May 31, 2001, incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (File No. 001-09318) (the “2001 Annual Report”)

10.48	Representative Master Management Agreement dated May 31, 2001 between Franklin Templeton Tax Class Corp. and Franklin Templeton Investments Corp., incorporated by reference to Exhibit 10.61 to the 2001 Annual Report

10.49	Franklin Resources, Inc. 1998 Employee Stock Investment Plan as amended by the Board of Directors on October 10, 2002, incorporated by reference to Exhibit 4.6 to the Company’s Report on Form S-8 filed with the SEC on October 28, 2002 (File No. 333-100801)*

10.50	2002 Universal Stock Incentive Plan as approved by the Board of Directors on October 10, 2002 and the Stockholders at the Annual Meeting of Stockholders held on January 30, 2003, incorporated by reference to Exhibit 10.68 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2002 (File No. 001-09318)

10.51	Amendments dated July 2, 2001, June 10, 2002 and February 3, 2003 to the Managed Operations Services Agreement dated February 6, 2001, between Franklin Templeton Companies, LLC and International Business Machines Corporation, incorporated by reference to Exhibit 10.69 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 001-09318) (the “March 2003 Quarterly Report”)

10.52	Representative Form of Franklin Templeton Investor Services, LLC Transfer Agent and Shareholder Services Agreement, incorporated by reference to Exhibit 10.70 to the March 2003 Quarterly Report

10.53	Amendments dated July 1, 2003 and September 1, 2003 to the Managed Operations Service Agreement dated February 6, 2001, between Franklin Templeton Companies, LLC and International Business Machines Corporation, incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 001-09318)

10.54	Form of Restricted Stock Award Agreement and Notice of Restricted Stock Award under the Company’s 2002 Universal Stock Incentive Plan, incorporated by reference to Exhibit 10.74 to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2004 (File No. 001-09318) (the “November 12, 2004 Form 8-K”)*

10.55	Form of Stock Option Agreement and Notice of Stock Option Grant under the Company’s 2002 Universal Stock Incentive Plan, incorporated by reference to Exhibit 10.75 to the November 12, 2004 Form 8-K*

10.56	Form of Restricted Stock Award Agreement and Notice of Restricted Stock Award under the Company’s 2002 Universal Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2004 (File No. 001-09318) (the “November 19, 2004 Form 8-K”)*

10.57	Form of Restricted Stock Unit Award Agreement and Notice of Restricted Stock Unit Award under the Company’s 2002 Universal Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to the November 19, 2004 Form 8-K*

10.58	Form of Restricted Stock Award Agreement and Notice of Restricted Stock Award under the Company’s 2002 Universal Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2004 (File No. 001-09318)*

Exhibit No.	Description
10.59	Franklin Resources, Inc. Deferred Compensation Arrangement for Director’s Fees, dated as of January 21, 2005, by and between Franklin Resources, Inc. and Samuel H. Armacost incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2005 (File No. 001-09318) (the “January 27, 2005 Form 8-K”)*

10.60	Franklin Resources, Inc. 2002 Universal Stock Incentive Plan (as amended and restated December 16, 2004) incorporated by reference to Exhibit 10.2 to the January 27, 2005 Form 8-K*

10.61	Franklin Resources, Inc. Amended and Restated Annual Incentive Compensation Plan (as amended and restated December 16, 2004), incorporated by reference to Exhibit 10.85 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318) (the “December 2004 Quarterly Report”)*

10.62	Description of Performance Goals for the Company’s Co-Chief Executive Officers for the 2005 Fiscal Year under the 2004 Key Executive Incentive Compensation Plan, incorporated by reference to Exhibit 10.87 to the December 2004 Quarterly Report*

10.63	Five Year Facility Credit Agreement dated as of June 10, 2005 among Franklin Resources, Inc., the Banks parties thereto, Bank of America, N.A. and The Bank of New York, as Co-Syndication Agents, Citibank, N.A. and BNP Paribas, as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2005 (File No. 001-09318)

10.64	Agreement, dated as of June 1, 2005, by and between Franklin Resources, Inc. and Craig S. Tyle, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2005 (File No. 001-09318)*

10.65	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2005 (File No. 001-09318)*

10.66	Franklin Resources, Inc. Deferred Compensation Arrangement for Director’s Fees, amended and restated as of October 18, 2005, by and between Franklin Resources, Inc. and Louis E. Woodworth, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2005 (File No. 001-09318)*

10.67	Amended and Restated Annual Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2005 (File No. 001-09318) (the “November 3, 2005 Form 8-K”)*

10.68	Form of Notice of Restricted Fund Unit Award and Restricted Fund Unit Award Agreement (standard), incorporated by reference to Exhibit 10.2 to the November 3, 2005 Form 8-K*

10.69	Form of Notice of Restricted Fund Unit Award and Restricted Fund Unit Award Agreement (other), incorporated by reference to Exhibit 10.3 to the November 3, 2005 Form 8-K*

10.70	Form of Notice of Restricted Stock Award and Restricted Stock Award Agreement (in recognition of past efforts and contributions), incorporated by reference to Exhibit 10.4 to the November 3, 2005 Form 8-K*

10.71	Form of Notice of Restricted Stock Award and Restricted Stock Award Agreement (inducement/performance), incorporated by reference to Exhibit 10.5 to the November 3, 2005 Form 8-K*

10.72	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (in recognition of past efforts and contributions), incorporated by reference to Exhibit 10.6 to the November 3, 2005 Form 8-K*

Exhibit No.	Description
10.73	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (inducement/performance), incorporated by reference to Exhibit 10.7 to the November 3, 2005 Form 8-K*

10.74	Form of Amendment to Deferred Compensation Agreement for Director’s Fees, incorporated by reference to Exhibit 10.90 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 001-09318) (the “2005 Annual Report”)*

10.75	Named Executive Officer Compensation, incorporated by reference to Exhibit 10.91 to the 2005 Annual Report*

10.76	Director Compensation, incorporated by reference to Exhibit 10.92 to the 2005 Annual Report*

10.77	Employment Agreement entered into on December 26, 2000 by and among William Y. Yun, Fiduciary Trust Company International and Franklin Resources, Inc., as amended, incorporated by reference to Exhibit 10.93 to the 2005 Annual Report*

10.78	Non-Employee Directors Compensation, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2005 (File No. 001-09318) (the “December 2005 Quarterly Report”)*

10.79	2006 Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2005 (File No. 001-09318)*

10.80	Amended and Restated Annual Incentive Compensation Plan, incorporated by reference to Exhibit 10.14 to the December 2005 Quarterly Report*

10.81	2004 Key Executive Incentive Compensation Plan, as amended, incorporated by reference to Exhibit 10.15 to the December 2005 Quarterly Report*

10.82	Description of Performance Goals for the Company’s Chief Executive Officer for the 2006 Fiscal Year under the 2004 Key Executive Incentive Compensation Plan, incorporated by reference to Exhibit 10.16 to the December 2005 Quarterly Report*

10.83	Amendment Number 6 to the Managed Operations Services Agreement, dated March 6, 2006, by and between Franklin Templeton Companies, LLC, and International Business Machines Corporation, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006 (File No. 001-09318) (the “March 2006 Quarterly Report”)

10.84	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.4 to the March 2006 Quarterly Report*

10.85	Form of Amended and Restated Indemnification Agreement, incorporated by reference to Exhibit 10.5 to the March 2006 Quarterly Report*

10.86	Form of Notice of Restricted Fund Unit Award and Restricted Fund Unit Award Agreement (standard), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2006 (File No. 001-09318) (the “November 8, 2006 Form 8-K”)*

10.87	Form of Notice of Restricted Fund Unit Award and Restricted Fund Unit Award Agreement (other), incorporated by reference to Exhibit 10.2 to the November 8, 2006 Form 8-K*

10.88	Form of Notice of Restricted Stock Award and Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.3 to the November 8, 2006 Form 8-K*

10.89	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.4 to the November 8, 2006 Form 8-K*

Exhibit No.	Description
10.90	Description of Bonus Payments to Certain Current Executive Officers and One Former Executive Officer of the Company, incorporated by reference to Exhibit 10.5 to the November 8, 2006 Form 8-K*

10.91	Named Executive Officer Compensation as of November 21, 2006*

12	Computation of Ratios of Earnings to Fixed Charges

21	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*	Management/Employment Contract or Compensatory Plan or Arrangement