Form 10-Q
period 2006-12-31
FRANKLIN RESOURCES INC
filed 2007-02-09
CIK 38777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended December 31, 2006

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

Outstanding: 253,656,949 shares of common stock, par value $0.10 per share, of Franklin Resources, Inc. as of January 31, 2007.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Statements of Income

Unaudited

	Three Months Ended December 31,
(in thousands, except per share data)	2006	2005
Operating Revenues
Investment management fees	$831,890	$687,439
Underwriting and distribution fees	509,773	414,879
Shareholder servicing fees	67,565	64,272
Consolidated sponsored investment products income, net	837	278
Other, net	17,750	14,584

Total operating revenues	1,427,815	1,181,452

Operating Expenses
Underwriting and distribution	478,051	380,077
Compensation and benefits	251,016	218,480
Information systems, technology and occupancy	75,063	73,895
Advertising and promotion	34,861	30,337
Amortization of deferred sales commissions	33,747	32,002
Amortization of intangible assets	2,668	4,353
Other	44,339	37,722

Total operating expenses	919,745	776,866

Operating income	508,070	404,586
Other Income (Expenses)
Consolidated sponsored investment products gains, net	30,286	10,814
Investment and other income, net	71,109	32,366
Interest expense	(6,122)	(9,188)

Other income, net	95,273	33,992

Income before taxes on income	603,343	438,578
Taxes on income	176,543	120,609

Net Income	$426,800	$317,969

Earnings per Share
Basic	$1.69	$1.26
Diluted	1.67	1.21
Dividends per Share	$0.15	$0.12

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Balance Sheets

Unaudited

(in thousands)	December 31, 2006	September 30, 2006
Assets

Current Assets
Cash and cash equivalents	$3,683,267	$3,310,545
Receivables	689,187	628,812
Investment securities, trading	418,407	382,053
Investment securities, available-for-sale	584,524	552,211
Deferred taxes and other	91,186	95,980

Total current assets	5,466,571	4,969,601

Banking/Finance Assets
Cash and cash equivalents	322,782	302,590
Loans held for sale, net	193,184	391,734
Loans receivable, net	226,301	253,370
Investment securities, available-for-sale	137,581	171,632
Other	33,790	29,567

Total banking/finance assets	913,638	1,148,893

Non-Current Assets
Investments, other	500,571	471,553
Deferred sales commissions	267,349	274,869
Property and equipment, net	511,659	506,291
Goodwill	1,404,726	1,406,825
Other intangible assets, net	571,477	574,633
Receivable from banking/finance group	—	82,329
Other	27,485	64,865

Total non-current assets	3,283,267	3,381,365

Total Assets	$9,663,476	$9,499,859

[Table continued on next page]

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Balance Sheets

Unaudited

[Table continued from previous page]

(dollars in thousands, except share data)	December 31, 2006	September 30, 2006
Liabilities and Stockholders’ Equity

Current Liabilities
Compensation and benefits	$166,472	$276,998
Commercial paper	168,099	168,063
Accounts payable and accrued expenses	188,941	180,690
Commissions	234,619	210,996
Income taxes	151,502	97,936
Other	25,638	27,513

Total current liabilities	935,271	962,196

Banking/Finance Liabilities
Deposits	531,243	548,907
Payable to parent	—	82,329
Variable Funding Notes	118,605	232,330
Other	48,537	44,821

Total banking/finance liabilities	698,385	908,387

Non-Current Liabilities
Long-term debt	612,983	627,919
Deferred taxes	183,520	211,588
Other	9,635	9,245

Total non-current liabilities	806,138	848,752

Total liabilities	2,439,794	2,719,335

Minority Interest	106,345	95,796

Commitments and Contingencies (Note 10)

Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 253,551,610 and 253,249,420 shares issued and outstanding, for December 31, 2006 and September 30, 2006	25,355	25,325
Capital in excess of par value	178,461	185,583
Retained earnings	6,719,961	6,333,843
Accumulated other comprehensive income	193,560	139,977

Total stockholders’ equity	7,117,337	6,684,728

Total Liabilities and Stockholders’ Equity	$9,663,476	$9,499,859

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Statements of Cash Flows

Unaudited

	Three Months Ended December 31,
(in thousands)	2006	2005
Net Income	$426,800	$317,969

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,539	53,767
Equity in net income of affiliated companies	(17,290)	(1,764)
Net (gains) losses on disposal of assets	(8,055)	3,583
Excess tax benefit from stock-based compensation arrangements	(33,000)	(8,906)

Changes in operating assets and liabilities:
(Increase) decrease in receivables, prepaid expenses and other	(28,966)	15,033
Originations of loans held for sale, net	(157,223)	(89,287)
Proceeds from securitization of loans held for sale	354,974	351,392
Increase in trading securities, net	(36,353)	(29,204)
Advances of deferred sales commissions, net	(30,097)	(25,220)
Decrease in provision for governmental investigations, proceedings and actions, net	(580)	(53,306)
Increase in deferred income taxes and taxes payable	106,651	85,299
Increase in commissions payable	23,624	4,225
(Decrease) increase in other liabilities	(5,290)	20,594

Stock-based compensation and increase in accrued compensation and benefits	(96,463)	(97,558)

Net cash provided by operating activities	551,271	546,617

Purchase of investments	(125,726)	(62,694)
Liquidation of investments	108,198	194,541
Purchase of banking/finance investments	(179)	(6,684)
Liquidation of banking/finance investments	33,778	32,319
Net origination of loans receivable	27,291	1,262
Net additions of property and equipment	(17,589)	(11,036)
Disposition of subsidiaries, net of cash	(2,414)	—

Net cash provided by investing activities	23,359	147,708

(Decrease) increase in bank deposits	(17,663)	16,100
Exercise of common stock options	16,438	37,577
Dividends paid on common stock	(30,386)	(25,268)
Purchase of common stock	(73,715)	(44,999)
Excess tax benefits from stock-based compensation arrangements	33,000	8,906
Increase in debt	122,200	27,251
Payments on debt	(250,581)	(268,124)
Minority interest	18,991	28,426

Net cash used in financing activities	(181,716)	(220,131)

Increase in cash and cash equivalents	392,914	474,194
Cash and cash equivalents, beginning of period	3,613,135	3,152,159

Cash and Cash Equivalents, End of Period	$4,006,049	$3,626,353

[Table continued on next page]

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Statements of Cash Flows

Unaudited

[Table continued from previous page]

	Three Months Ended December 31,
(in thousands)	2006	2005
Components of Cash and Cash Equivalents
Cash and cash equivalents, beginning of period:
Current assets	$3,310,545	$3,076,318
Banking/finance assets	302,590	75,841

Total	$3,613,135	$3,152,159
Cash and cash equivalents, end of period:
Current assets	$3,683,267	$3,332,052
Banking/finance assets	322,782	294,301

Total	$4,006,049	$3,626,353

Supplemental Disclosure of Non-Cash Information
Value of common stock issued on conversion of zero coupon convertible senior notes	$—	$296,380
Total assets related to the net deconsolidation of certain sponsored investment products	(3,298)	(27,180)
Total liabilities related to the net consolidation of certain sponsored investment products	10,139	10,453

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2006

(Unaudited)

Note 1- Basis of Presentation

We have prepared these unaudited interim financial statements of Franklin Resources, Inc. (the “Company” or “we”) and its consolidated subsidiaries (collectively “Franklin Templeton Investments”) in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Under these rules and regulations, we have shortened or omitted some information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles. We believe that we have made all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown. All adjustments are normal and recurring. You should read these financial statements together with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006. Certain amounts for the comparative prior fiscal year periods have been reclassified to conform to the financial presentation for and at the period ended December 31, 2006. In addition, as more fully described in our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, we have made certain revisions to the Consolidated Statement of Cash Flow for the three months ended December 31, 2005.

Note 2 - New Accounting Standards

In November 2006, the Financial Accounting Standards Board (the “FASB”) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in EITF Abstracts Issue No. 06-9, “Reporting a Change in (or the Elimination of) a Previously Existing Difference between the Fiscal Year-End of a Parent Company and That of a Consolidated Entity or between the Reporting Period of an Investor and That of an Equity Method Investee” (“EITF 06-9”). EITF 06-9 requires certain disclosures whenever a change is made to modify or eliminate the time lag used for recording results of consolidated entities or equity method investees that have a different fiscal year end than a parent. EITF 06-9 is effective for changes in the time lag occurring in the interim or annual reporting periods beginning after November 29, 2006. We will adopt EITF 06-9 in the three months ending March 31, 2007. The adoption of EITF 06-9 is not expected to have a material impact on our Consolidated Financial Statements.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require new fair value measurements, but provides guidance on how to measure fair value by establishing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We have not determined the impact that SFAS 157 will have on our Consolidated Financial Statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires an analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for the annual financial statements covering the first fiscal year ending after November 15, 2006. We have not determined the impact that SAB 108 will have on our Consolidated Financial Statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for tax positions taken or expected to be taken in a tax return. FIN 48 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for related interest and penalties. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. We have not determined the impact that FIN 48 will have on our Consolidated Financial Statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets–an amendment of FASB Statement No. 140” (“SFAS 156”), which provides some relief for servicers that use derivatives to economically hedge fluctuations in the fair value of their servicing rights and changes how gains and losses are computed in certain transfers or securitizations. SFAS 156 revised the accounting for servicing assets and obligations associated with financial assets that are acquired or disposed of. SFAS 156 was effective for fiscal years beginning after September 15, 2006. The adoption of SFAS 156 in the three months ended December 31, 2006 did not have a material impact on our Consolidated Financial Statements.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments–an amendment of FASB Statements No. 133 and 140” (“SFAS 155”), which resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133 and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 was effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006. The adoption of SFAS 155 in the three months ended December 31, 2006 did not have a material impact on our Consolidated Financial Statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections–a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”), which changes the requirement for the accounting and reporting of a change in accounting principle. SFAS 154 eliminates the requirement in Accounting Principles Board Opinion No. 20, “Accounting Changes,” to include the cumulative effect of changes in accounting principle in the income statement in the period of change. Instead, to enhance the comparability of prior period financial statements, SFAS 154 requires that changes in accounting principles are retrospectively applied, unless directed otherwise by a new pronouncement. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 in the three months ended December 31, 2006 did not have a material impact on our Consolidated Financial Statements.

Note 3 - Comprehensive Income

The following table computes comprehensive income.

	Three Months Ended December 31,
(in thousands)	2006	2005
Net income	$426,800	$317,969
Net unrealized gain on investments, net of tax	32,349	3,887
Currency translation adjustments	19,403	(6,247)
Other	1,831	(571)

Comprehensive Income	$480,383	$315,038

Note 4 - Earnings per Share

We computed earnings per share as follows:

	Three Months Ended December 31,
(in thousands, except per share data)	2006	2005
Net income	$426,800	$317,969
Add: interest and discount amortization on zero coupon convertible senior notes, net of taxes	—	2,466

Adjusted net income	426,800	320,435

Weighted-average shares outstanding–basic	252,400	253,208
Incremental shares from assumed conversions:
Common stock options and nonvested stock awards and stock unit awards	3,147	4,152
Zero coupon convertible senior notes	—	7,706

Weighted-Average Shares Outstanding–Diluted	255,547	265,066

Earnings per Share
Basic	$1.69	$1.26
Diluted	1.67	1.21

For the three months ended December 31, 2006 and 2005, approximately 674.8 thousands and 55.1 thousands nonvested shares related to grants of stock awards and stock unit awards were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

Note 5 - Cash and Cash Equivalents

We disclose cash and cash equivalents as separate components of current assets and in banking/finance assets in our Condensed Consolidated Balance Sheets. Cash and cash equivalents consisted of the following:

(in thousands)	December 31, 2006	September 30, 2006
Cash and due from banks	$473,109	$418,142
Federal funds sold and securities purchased under agreements to resell	202,123	187,071
Securities of U.S. federal agencies, money market mutual funds, time deposits and other	3,330,817	3,007,922

Total	$4,006,049	$3,613,135

Federal Reserve Board regulations require reserve balances on deposits to be maintained with the Federal Reserve Banks by banking subsidiaries. The required reserve balances were $2.6 million at December 31, 2006 and $4.0 million at September 30, 2006.

Note 6 - Consolidated Sponsored Investment Products

The following tables present the effect on our consolidated results of operations and financial position of the consolidation and deconsolidation activity related to sponsored investment products accounted for under FASB Statement of Financial Accounting Standards No. 94, “Consolidation of All Majority-Owned Subsidiaries–an amendment of ARB No. 51, with related amendments of APB Opinion No. 18 and ARB No. 43, Chapter 12”, and FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities–an interpretation of ARB No. 51” (“FIN 46-R”).

	Three Months Ended December 31, 2006
(in thousands)	Before Consolidation	Sponsored Investment Products	Consolidated
Operating Revenues
Investment management fees	$835,380	$(3,490)	$831,890
Underwriting and distribution fees	510,072	(299)	509,773
Shareholder servicing fees	67,572	(7)	67,565
Consolidated sponsored investment products income, net	—	837	837
Other, net	17,750	—	17,750

Total operating revenues	1,430,774	(2,959)	1,427,815

Operating Expenses	919,745	—	919,745

Operating income	511,029	(2,959)	508,070

Other Income (Expenses)
Consolidated sponsored investment products gains, net	—	30,286	30,286
Investment and other income (expenses), net	76,572	(5,463)	71,109
Interest expense	(6,122)	—	(6,122)

Other income, net	70,450	24,823	95,273

Income before taxes on income	581,479	21,864	603,343
Taxes on income	170,454	6,089	176,543

Net Income	$411,025	$15,775	$426,800

	December 31, 2006
(in thousands)	Before Consolidation	Sponsored Investment Products	Consolidated
Assets
Current assets	$5,292,634	$173,937	$5,466,571
Banking/finance assets	913,638	—	913,638
Non-current assets	3,318,701	(35,434)	3,283,267

Total Assets	$9,524,973	$138,503	$9,663,476

Liabilities and Stockholders’ Equity
Current liabilities	$868,168	$67,103	$935,271
Banking/finance liabilities	698,385	—	698,385
Non-current liabilities	825,081	(18,943)	806,138

Total Liabilities	2,391,634	48,160	2,439,794
Minority interest	24,603	81,742	106,345
Total stockholders’ equity	7,108,736	8,601	7,117,337

Total Liabilities and Stockholders’ Equity	$9,524,973	$138,503	$9,663,476

Sales and redemptions of shares of our consolidated sponsored investment products are a component of the change in minority interest included in financing activities in our Condensed Consolidated Statements of Cash Flows.

Note 7 - Securitization of Loans Receivable

From time to time, we enter into automobile loan securitization transactions with qualified special purpose entities and record these transactions as sales. The following table shows details of automobile loan securitization transactions.

	Three Months Ended December 31,
(in thousands)	2006	2005
Net sale proceeds	$353,508	$348,332
Less: net carrying amount of loans held for sale	351,013	348,169

Pre-Tax Gain	$2,495	$163

When we sell automobile loans in a securitization transaction, we record an interest-only strip receivable. The interest-only strip receivable represents our contractual right to receive interest from the pool of securitized loans after the payment of required amounts to holders of the securities and certain other costs associated with the securitization. Automobile loans sold in a securitization transaction in the three months ended December 31, 2006, included loans held by a special purpose statutory Delaware trust (the “Trust”) that was organized in fiscal year 2005 to hold our loans held for sale and issue notes under a variable funding note warehouse credit facility. Directly and through the Trust, which is consolidated in our results of operations, we also enter into interest-rate swap agreements, accounted for as freestanding derivatives, intended to mitigate the interest risk between the fixed interest rate on the pool of automobile loans and the floating interest rate being paid under the variable funding note warehouse credit facility until the securitization and sale of the related loans. The fair value of interest-rate swaps outstanding at December 31, 2006 of approximately $18.3 thousand was reflected as an asset on the Condensed Consolidated Balance Sheet. These interest rate swaps, with a notional value of $124.5 million, mitigate the interest risk between the fixed interest rate on the pool of automobile loans that were funded subsequent to the securitization transaction that occurred in the three months ended December 31, 2006 and the floating interest rate being paid under the variable funding note warehouse credit facility.

We generally estimate fair value based on the present value of future expected cash flows. The key assumptions used in the present value calculations of our securitization transactions at the date of securitization were as follows:

	Three Months Ended December 31,
	2006	2005
Excess cash flow discount rate (annual rate)	12.0%	12.0%
Cumulative life loss rate	4.0%	3.2%
Pre-payment speed assumption (average monthly rate)	1.6%	1.6%

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

We generally estimate the fair value of the interest-only strips at each period-end based on the present value of future expected cash flows, consistent with the methodology used at the date of securitization. The following shows the carrying value and the sensitivity of the interest-only strips receivable to hypothetical adverse changes in the key economic assumptions used to measure fair value:

(dollar amounts in thousands)	December 31, 2006	September 30, 2006
Carrying amount/fair value of interest-only strips receivable	$22,132	$10,559

Excess cash flow discount rate (annual rate)	12.0%	12.0%
Impact on fair value of 10% adverse change	$(276)	$(148)
Impact on fair value of 20% adverse change	(543)	(293)

Cumulative life loss rate	3.8%	3.3%
Impact on fair value of 10% adverse change	$(1,247)	$(2,093)
Impact on fair value of 20% adverse change	(2,273)	(4,185)

Pre-payment speed assumption (average monthly rate)	1.6%	1.6%
Impact on fair value of 10% adverse change	$(1,284)	$(1,483)
Impact on fair value of 20% adverse change	(1,954)	(3,082)

Actual future market conditions may differ materially. Accordingly, this sensitivity analysis should not be considered our projection of future events or losses.

We retain servicing responsibilities for automobile loan securitizations and receive annual servicing fees ranging from 1% to 2% of the loans securitized for services that we provide to the securitization trusts. We have not recognized a servicing asset or liability under the provisions of FASB Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities–a replacement of FASB Statement No. 125”, as amended by SFAS 156 because the benefits of servicing are just adequate to compensate us for our servicing responsibilities.

The following table is a summary of cash flows received from and paid to securitization trusts.

	Three Months Ended December 31,
(in thousands)	2006	2005
Servicing fees received	$4,081	$2,628
Interest-only strips cash flows received	3,189	5,067
Purchase of loans from trusts	(10,577)	(23,597)

Amounts payable to the trustee related to loan principal and interest collected on behalf of the trusts of $26.7 million at December 31, 2006 and $40.2 million at September 30, 2006 are included in other banking/finance liabilities.

The following table shows details of the loans we manage that are held by securitization trusts.

(in thousands)	December 31, 2006	September 30, 2006
Principal amount of loans	$751,449	$514,837
Principal amount of loans 30 days or more past due	17,286	11,438

Net charge-offs on the securitized loan portfolio were $2.9 million and $3.3 million for the three months ended December 31, 2006 and 2005.

Note 8 - Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets, including those acquired before initial application of FASB Statement of Financial Accounting Standards No. 141, “Business Combinations”, and FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), are not amortized but are tested for impairment at least annually.

All of our goodwill and intangible assets relate to our investment management and other services operating segment. Non-amortized intangible assets represent the value of management contracts related to certain of our sponsored investments products that are indefinite-lived.

During the quarter ended December 31, 2006, we completed our most recent annual impairment testing of goodwill and indefinite-lived intangible assets under the guidance set out in SFAS 142 and we determined that there was no impairment to these assets as of October 1, 2006.

During the three months ended March 31, 2006, Fiduciary Trust Company International (“Fiduciary Trust”), a subsidiary of the Company, implemented a plan of reorganization designed to emphasize its distinct high net-worth brand and to pursue further integration opportunities with Franklin Templeton Investments for its institutional business line. These changes to Fiduciary Trust’s business required us to review the carrying value of acquired customer base intangible assets of Fiduciary Trust. As a result of these changes, we recorded a $68.4 million non-cash impairment charge to the customer base definite-lived intangible assets of Fiduciary Trust in the three months ended March 31, 2006.

Intangible assets, other than goodwill were as follows:

	December 31, 2006
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Customer base	$165,318	$(84,686)	$80,632
Other	35,018	(25,953)	9,065

	200,336	(110,639)	89,697

Non-amortized intangible assets
Investment management contracts	481,780	—	481,780

Total	$682,116	$(110,639)	$571,477

	September 30, 2006
(in thousands	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Customer base	$165,606	$(82,616)	$82,990
Other	35,018	(25,473)	9,545

	200,624	(108,089)	92,535

Non-amortized intangible assets
Investment management contracts	482,098	—	482,098

Total	$682,722	$(108,089)	$574,633

The gross and net carrying amounts of certain of our intangible assets are subject to foreign currency movements because they are denominated in currencies other than the U.S. dollar.

The change in the carrying value of goodwill was as follows:

(in thousands)
Balance at September 30, 2006	$1,406,825
Foreign currency movements	(2,099)

Balance at December 31, 2006	$1,404,726

Estimated amortization expense related to definite-lived intangible assets for each of the next 5 fiscal years is as follows:

(in thousands)

for the Fiscal Years Ending September 30,
2007	$10,666
2008	10,594
2009	10,595
2010	10,595
2011	10,459

Note 9 - Debt

Outstanding debt consisted of the following:

(in thousands)	December 31, 2006	September 30, 2006
Current
Federal funds purchased	$3,000	$—
Variable Funding Notes	118,605	232,330
Commercial paper	168,099	168,063

	289,704	400,393
Non-Current
Medium Term Notes	420,000	420,000
Other	192,983	207,919

	612,983	627,919

Total Debt	$902,687	$1,028,312

Federal funds purchased, when outstanding, are included in other liabilities of the banking/finance operating segment.

Our banking/finance segment finances its automotive lending business primarily by issuing variable funding notes (the “Variable Funding Notes”) under a one-year revolving $250.0 million variable funding note warehouse credit facility, originally entered into in March 2005, and subsequently extended for an additional one-year term in March 2006. The Variable Funding Notes are payable to certain administered conduits and are secured by cash and a pool of automobile loans that meet or are expected to meet certain eligibility requirements. Credit enhancements for the Variable Funding Notes require us to provide, as collateral, loans held for sale with a fair value in excess of the principal amount of the Variable Funding Notes, as well as to hold in trust additional cash balances to cover certain shortfalls. In addition, we provide a payment provider commitment in an amount not to exceed 4.66% of the pool balance. We also enter into interest-rate swap agreements, accounted for as freestanding derivatives, intended to mitigate the interest-rate risk between the fixed interest rate on the pool of automobile loans and the floating interest rate being paid on the Variable Funding Notes. We expect to extend or replace the variable funding warehouse credit facility upon the expiration of the current facility.

In April 2003, we completed the sale of five-year senior notes due April 15, 2008 totaling $420.0 million (the “Medium Term Notes”). The Medium Term Notes, which were offered to qualified institutional buyers only, carry an interest rate of 3.7% and are not redeemable prior to maturity by either the note holders or us. Interest payments are due semi-annually.

Other long-term debt primarily relates to deferred commission liabilities recognized in relation to U.S. deferred commission assets originally financed through a sale to Lightning Finance Company Limited (“LFL”), a company in which we hold a 49% ownership interest. Historically, our Class B and certain of our Class C deferred commission assets (“DCA”) arising from our U.S., Canadian and European operations have been financed through sales to or other arrangements with LFL. In December 2005, LFL transferred substantially all of its DCA to Lightning Asset Finance Limited (“LAFL”), an Irish special purpose vehicle formed in December 2005, in which we also hold a 49% ownership interest. LAFL was formed for the sole purpose of acquiring and holding substantially all of the DCA owned by LFL as of December 29, 2005. The holder of the 51% ownership interests in both LFL and LAFL is a subsidiary of an international banking institution which is not affiliated with Franklin Templeton Investments. Due to our significant interest in both LFL and LAFL, we continue to carry on our balance sheet the DCA and deferred commission liabilities related to the DCA originally sold to LFL by Franklin/Templeton Distributors, Inc. (“FTDI”) until these assets are amortized or sold by LAFL. Neither we nor our distribution subsidiaries retain any direct ownership interest in the DCA sold, and, therefore, the sold DCA are not available to satisfy claims of our creditors or those of our distribution subsidiaries.

At December 31, 2006, we had $420.0 million available under a Five Year Facility Credit Agreement with certain banks and financial institutions expiring in the fiscal year ending September 30, 2010, $300.0 million of debt and equity securities available to be issued under a shelf registration statement filed with the SEC and $330.0 million of commercial paper available for issuance under a $500.0 million private placement. In addition, at December 31, 2006, our banking/finance operating segment had $462.0 million in available uncommitted short-term bank lines under the Federal Reserve Funds system, the Federal Reserve Bank discount window, and Federal Home Loan Bank short-term borrowing capacity.

Note 10 - Commitments and Contingencies

Guarantees

Under FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, we are required to recognize, in our financial statements, a liability for the fair value of any guarantees issued or modified after December 31, 2002 as well as make additional disclosures about existing guarantees.

In relation to the automobile loan securitization transactions that we have entered into with a number of qualified special purpose entities, we are obligated to cover shortfalls in amounts due to the holders of the notes up to certain levels as specified under the related agreements. As of December 31, 2006, the maximum potential amount of future payments related to these obligations was $34.9 million and the fair value of obligations arising from automobile securitization transactions entered into subsequent to December 31, 2002 reflected on our Condensed Consolidated Balance Sheet at December 31, 2006 was not significant.

At December 31, 2006, our banking/finance operating segment had issued financial standby letters of credit totaling $1.3 million which beneficiaries would be able to draw upon in the event of non-performance by our customers, primarily in relation to lease and lien obligations of these banking customers. These standby letters of credit were secured by marketable securities with a fair value of $2.4 million as of December 31, 2006.

Legal Proceedings

As previously reported, the Company and certain of its subsidiaries, and in some instances, certain of the Franklin Templeton mutual funds (the “Funds”), current and former officers, employees, and Company and/or Fund directors, have been named in multiple lawsuits in different federal courts, alleging violations of federal securities and state laws. Specifically, the lawsuits claim breach of duty with respect to alleged arrangements to permit market timing and/or late trading activity, or breach of duty with respect to the valuation of the portfolio securities of certain Templeton Funds managed by certain of the Company’s subsidiaries, allegedly resulting in market timing activity. The majority of these lawsuits duplicate, in whole or in part, the allegations asserted in the February 4, 2004 Massachusetts Administrative Complaint concerning one instance of market timing (the “Administrative Complaint”) and the SEC’s findings regarding market timing in its August 2, 2004 Order (the “SEC Order”), both of which matters were previously reported. The lawsuits are styled as class actions, or derivative actions on behalf of either the named Funds or the Company, and seek, among other relief, monetary damages, restitution, removal of Fund trustees, directors, advisers, administrators, and distributors, rescission of management contracts and distribution plans under Rule 12b-1 promulgated under the Investment Company Act of 1940 (“Rule 12b-1”), and/or attorneys’ fees and costs.

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

As of February 7, 2007, the following market timing lawsuits are pending against the Company and certain of its subsidiaries (and in some instances, name certain current and former officers, employees, Company and/or Fund directors, and/or Funds) and have been transferred to the MDL:

Kenerley v. Templeton Funds, Inc., et al., Case No. 03-770 GPM, filed on November 19, 2003 in the United States District Court for the Southern District of Illinois; Cullen v. Templeton Growth Fund, Inc., et al., Case No. 03-859 MJR, filed on December 16, 2003 in the United States District Court for the Southern District of Illinois and transferred to the United States District Court for the Southern District of Florida on March 29, 2004; Jaffe v. Franklin AGE High Income Fund, et al., Case No. CV-S-04-0146-PMP-RJJ, filed on February 6, 2004 in the United States District Court for the District of Nevada; Lum v. Franklin Resources, Inc., et al., Case No. C 04 0583 JSW, filed on February 11, 2004 in the United States District Court for the Northern District of California; Fischbein v. Franklin AGE High Income Fund, et al., Case No. C 04 0584 JSW, filed on February 11, 2004 in the United States District Court for the Northern District of California; Beer v. Franklin AGE High Income Fund, et al., Case No. 8:04-CV-249-T-26 MAP, filed on February 11, 2004 in the United States District Court for the Middle District of Florida; Bennett v. Franklin Resources, Inc., et al., Case No. CV-S-04-0154-HDM-RJJ, filed on February 12, 2004 in the United States District Court for the District of Nevada; Dukes v. Franklin AGE High Income Fund, et al., Case No. C 04 0598 MJJ, filed on February 12, 2004 in the United States District Court for the Northern District of California; McAlvey v. Franklin Resources, Inc., et al., Case No. C 04 0628 PJH, filed on February 13, 2004 in the United States District Court for the Northern District of California; Alexander v. Franklin AGE High Income Fund, et al., Case No. C 04 0639 SC, filed on February 17, 2004 in the United States District Court for the Northern District of California; Hugh Sharkey IRA/RO v. Franklin Resources, Inc., et al., Case No. 04 CV 1330, filed on February 18, 2004 in the United States District Court for the Southern District of New York; D’Alliessi v. Franklin AGE High Income Fund, et al., Case No. C 04 0865 SC, filed on March 3, 2004 in the United States District Court for the Northern District of California; Marcus v. Franklin Resources, Inc., et al., Case No. C 04 0901 JL, filed on March 5, 2004 in the United States District Court for the Northern District of California; Banner v. Franklin Resources, Inc., et al., Case No. C 04 0902 JL, filed on March 5, 2004 in the United States District Court for the Northern District of California; Denenberg v. Franklin Resources, Inc., et al., Case No. C 04 0984 EMC, filed on March 10, 2004 in the United States District Court for the Northern District of California; and

Hertz v. Burns, et al., Case No. 04 CV 02489, filed on March 30, 2004 in the United States District Court for the Southern District of New York.

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

In April 2005, defendants removed these lawsuits to the United States District Court for the Southern District of Illinois. On July 12, 2005, the court dismissed with prejudice one of these lawsuits, Bradfisch v. Templeton Funds, Inc., et al., and dismissed the remaining three lawsuits on August 25, 2005. Plaintiffs appealed the dismissals to the United States Court of Appeals for the Seventh Circuit (Bradfisch v. Templeton Funds, Inc., et al., Case No. 05-3390, Woodbury v. Templeton Global Smaller Companies Fund, Inc., et al., Case No. 05-3559, Kwiatkowski v. Templeton Growth Fund, Inc., et al., Case No. 05-3558, Parise v. Templeton Funds, Inc., et al., Case No. 05-3586). On May 19, 2006, the Seventh Circuit affirmed the dismissals. Plaintiffs’ subsequent requests to the Seventh Circuit for reconsideration were also denied. On November 13, 2006, plaintiffs filed a petition for certiorari to the United States Supreme Court. Defendants filed a brief in opposition on December 29, 2006.

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

As also previously reported, the Company and certain of its subsidiaries have been named in multiple lawsuits alleging violations of federal securities and state laws relating to marketing support payments and/or payment of allegedly excessive commissions, and/or advisory or distribution fees. All officers and directors originally named in these lawsuits have since been dismissed without prejudice pursuant to stipulated tolling agreements. These lawsuits are styled as class actions and/or derivative actions brought on behalf of certain Funds, and seek, among other relief, monetary damages, restitution, an accounting of all fees, commissions and soft dollar payments, declaratory relief, injunctive relief, and/or attorneys’ fees and costs, and are as follows:

Stephen Alexander IRA v. Franklin Resources, Inc., et al., Case No. 04-982 JLL, filed on March 2, 2004 in the United States District Court for the District of New Jersey; Strigliabotti v. Franklin Resources, Inc., et al., Case No. C 04 0883 SI, filed on March 4, 2004 in the United States District Court for the Northern District of California; Tricarico v. Franklin Resources, Inc., et al., Case No. CV-04-1052 JAP, filed on March 4, 2004 in the United States District Court for the District of New Jersey; Wilcox v. Franklin Resources, Inc., et al., Case No. 04-2258 WHW, filed on May 12, 2004 in the United States District Court for the District of New Jersey; Wolbrink v. Franklin Resources, Inc., et al., Case No. 04-2430WHW, filed on May 25, 2004 in the United States District Court for the District of New Jersey; Alexander v. Franklin Resources, Inc., et al., Case No 06-7121 SI, filed on November 16, 2006 in the United States District Court for the Northern District of California; and Ulferts v. Franklin Resources, Inc., et al., Case No. 06-7847 SI filed on December 22, 2006 in the United States District Court for the Northern District of California.

The United States District Court for the District of New Jersey consolidated for pretrial purposes four of the above lawsuits (Stephen Alexander IRA, Tricarico, Wilcox, and Wolbrink) into a single master file entitled “In re Franklin Mutual Funds Fee Litigation” (Case No. 04-cv-982 (WJM)(RJH)). Following a September 9, 2005 order of dismissal with leave to amend certain claims, on March 10, 2006, plaintiffs in those lawsuits filed a second amended derivative consolidated complaint (the “Complaint”). Defendants moved to dismiss the Complaint on June 9, 2006. The parties completed briefing in September 2006, and the motion remains under submission with the court.

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

Other Commitments and Contingencies

We have reviewed our interest in LFL and LAFL for consolidation under FIN 46-R. Based on our analysis, we determined that we hold a significant interest in both LFL and LAFL but that we are not the primary beneficiary of either company because we do not hold a majority of the risks and rewards of ownership. At December 31, 2006, LFL had approximately $16.7 million in total assets and our exposure to loss related to LFL was limited to the carrying value of our investment, and interest and fees receivable totaling approximately $1.0 million. At December 31, 2006, LAFL had approximately $427.2 million in total assets and our maximum exposure to loss related to LAFL totaled approximately $210.5 million. We recognized pre-tax loss of approximately $0.3 million and $0.8 million for our share of LFL’s and LAFL’s net losses for the three months ended December 31, 2006 and 2005. Due to our significant interest in both LFL and LAFL, we continue to carry on our balance sheet the DCA originally sold to LFL by FTDI until these assets are amortized or sold by LAFL. Neither we nor our distribution subsidiaries retain any direct ownership interest in the DCA sold, and therefore, the sold DCA are not available to satisfy claims of our creditors or those of our distribution subsidiaries.

At December 31, 2006, the total assets in sponsored investment products in which we held a significant interest under FIN 46-R were approximately $865.8 million and our exposure to loss as a result of our interest in these products was $196.0 million. These amounts represent our maximum exposure to loss and do not reflect our estimate of the actual losses that could result from adverse changes.

In July 2003, we renegotiated an agreement, originally signed in February 2001, to outsource the operation of our U.S. data centers, which includes responsibility for processing data and managing the centers. Beginning July 1, 2006, we can terminate the amended agreement by incurring a termination charge. The maximum termination charge payable will depend on the termination date of the amended agreement, the service levels before our termination of the agreement, costs incurred by our service provider to wind-down the services and costs associated with assuming equipment leases. As of December 31, 2006, we estimated that the termination fee payable in January 2007, not including costs associated with assuming equipment leases, would approximate $10.6 million and would decrease each month thereafter, reaching a payment of approximately $2.2 million in July 2008.

At December 31, 2006, our banking/finance operating segment had commitments to extend credit aggregating $217.5 million, primarily under credit card lines.

We lease office space and equipment under long-term operating leases. At December 31, 2006, there were no material changes in leasing arrangements that would have a significant effect on future minimum lease payments reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

Note 11 - Stock-Based Compensation

Prior to October 1, 2005, we accounted for stock-based employee compensation plans according to the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, compensation costs were not recognized for awards granted with no intrinsic value. Effective October 1, 2005, we adopted FASB Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Under this transition method, beginning in the fiscal year ended September 30, 2006, compensation cost is recorded in relation to all stock-based payments granted prior to, but not yet vested at October 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Results for prior periods have not been restated.

As a result of adopting SFAS 123R, income before income taxes for the three months ended December 31, 2006 and 2005 includes $2.0 million and $4.9 million of compensation costs that would not have been recognized under our previous accounting method for stock-based compensation. Net income for the three months ended December 31, 2006 and 2005 includes $1.9 million and $3.6 million of compensation costs, net of taxes that would not have been recognized under our previous accounting method for stock-based compensation, and, had we not adopted SFAS 123R, basic and diluted earnings per share for the three months ended December 31, 2006, and 2005 would have been $0.01 higher.

Prior to the adoption of SFAS 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for stock-based payments (“excess tax benefits”) to be classified as financing cash flows. The excess tax benefit of $33.0 million and $8.9 million for the three months ended December 31, 2006 and 2005 that was classified as a financing cash inflow, would have been classified as an operating cash inflow if we had not adopted SFAS 123R.

We sponsor the Amended and Restated Annual Incentive Plan (the “AIP”) and the 2002 Universal Stock Incentive Plan (the “USIP”). Under the terms of the AIP, eligible employees may receive cash, equity awards and/or cash-settled equity awards generally based on the performance of Franklin Templeton Investments, its funds, and the performance of the individual employee. The USIP provides for the issuance of up to 30.0 million shares of our common stock for various stock-related awards to officers, directors and employees. At December 31, 2006, approximately 5.8 million shares were available for grant under the USIP. In addition to stock awards and stock unit awards, we may award options and other forms of stock-based compensation to officers, directors and employees under the USIP. The Compensation Committee of the Board of Directors determines the terms and conditions of awards under the AIP and USIP.

Stock Options

The following table summarizes stock option activity:

(in thousands, except weighted average exercise price)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2006	5,111	$38.04	4.6	$346,023
Granted	—	—	—	—
Exercised	(405)	40.60	4.3
Cancelled	(3)	47.85	3.6
Forfeited/expired	—	—	—	—

Outstanding at December 31, 2006	4,703	$37.82	4.3	$340,262

Exercisable at December 31, 2006	4,676	$37.73	4.4	$338,719

Stock option awards outstanding under the USIP generally have been granted at prices which are either equal to or above the market value of the underlying common stock on the date of grant, generally vest over three years and expire no later than ten years after the grant date. We have not granted stock option awards under the USIP since November 2004.

Effective October 1, 2005, compensation expense related to nonvested options is recognized ratably over the remaining requisite service period. At December 31, 2006, total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted average vesting period of 0.8 years, was not material.

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

Total unrecognized compensation cost related to nonvested stock awards and stock unit awards, net of estimated forfeitures, was $96.3 million at December 31, 2006. This cost is expected to be recognized over a remaining weighted-average vesting period of 2.4 years.

The following is a summary of nonvested stock award and stock unit award activity:

(shares in thousands)	Shares	Weighted-Average Grant-Date Fair Value
Nonvested balance at September 30, 2006	697	$75.89
Granted	720	109.87
Vested	(5)	94.98
Forfeited	(16)	80.58

Nonvested Balance at December 31, 2006	1,396	$93.03

Our stock awards generally entitle holders to the right to sell their shares of common stock once the awards vest. Stock unit awards generally entitle holders to receive the underlying shares of common stock once the awards vest. In addition, certain performance-based stock awards were granted to our Chief Executive Officer. The total number of shares ultimately received by the Chief Executive Officer depends on our performance against specified performance goals and is subject to vesting provisions. At December 31, 2006, the balance of nonvested shares granted to the Chief Executive Officer and subject to vesting upon the achievement of prior years’ performance goals, set or determined in prior years, was 16.7 thousand and had a weighted-average grant-date fair value of $87.11.

Employee Stock Investment Plan

The Franklin Resources, Inc. 1998 Employee Stock Investment Plan (the “ESIP”) allows eligible participants to buy shares of our common stock at 90% of its market value on defined dates and, at the Company’s sole discretion, to receive a 50% match of the shares purchased, provided the employee, among other conditions, has held the previously purchased shares for a defined period. The Compensation Committee and the Board of Directors determine the terms and conditions of awards under the ESIP. No shares were issued under the ESIP for the three months ended December 31, 2006. At December 31, 2006, 406.8 thousand shares were reserved for future issuance under this plan. The Board of Directors approved an amendment and restatement of the ESIP on December 13, 2006. On January 25, 2007, the stockholders of the Company also approved the amendment and restatement of the ESIP, which included an increase of 4.0 million shares authorized for issuance under the ESIP.

All Stock-Based Plan Arrangements

Total stock-based compensation costs of $14.4 million and $14.2 million were recognized in the Condensed Consolidated Statements of Income for the three months ended December 31, 2006 and 2005. The income tax benefits from stock-based arrangements totaled $39.5 million and $11.7 million for the three months ended December 31, 2006 and 2005, with approximately $30.0 million and $9.4 million attributed to stock option exercises for the same periods. Cash received from stock option exercises for the three months ended December 31, 2006 and 2005 was $16.4 million and $37.6 million. We generally do not repurchase shares upon share option exercise or vesting of stock awards and stock unit awards. However, in order to pay taxes due in connection with the vesting of employee and executive officer stock awards and stock unit awards under the USIP and in connection with matching grants under the ESIP, we repurchase shares to pay such taxes using a net stock-issuance method.

Note 12 - Common Stock Repurchases

During the three months ended December 31, 2006, we repurchased 0.7 million shares of our common stock at a cost of $73.7 million. At December 31, 2006, approximately 8.8 million shares of our common stock remained available for repurchase under our existing stock repurchase program. During the three months ended December 31, 2005, we repurchased 0.5 million shares of our common stock at a cost of $45.0 million. Our stock repurchase program is not subject to an expiration date.

Note 13 - Segment Information

We based our operating segment selection process primarily on services offered. We derive the majority of our revenues and net income from providing investment management, fund administration, shareholder services, transfer agency, underwriting, distribution, custodial, trustee and other fiduciary services (collectively “investment management and related services”) to retail mutual funds, and to institutional, high net-worth and separately-managed accounts and other investment products, collectively called our sponsored investment products. This is our primary business activity and operating segment. Our sponsored investment products are distributed to the public globally under six distinct names: Franklin, Templeton, Mutual Series, Bissett, Fiduciary Trust, and Darby.

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

	Three Months Ended December 31,
(in thousands)	2006	2005
Operating Revenues
Investment management and related services	$1,412,664	$1,169,497
Banking/finance	15,151	11,955

Total	$1,427,815	$1,181,452

Income Before Taxes on Income
Investment management and related services	$595,338	$435,997
Banking/finance	8,005	2,581

Total	$603,343	$438,578

Operating segment assets were as follows:

(in thousands)	December 31, 2006	September 30, 2006
Investment management and related services	$8,749,838	$8,350,966
Banking/finance	913,638	1,148,893

Total	$9,663,476	$9,499,859

All of our goodwill and intangible assets, as well as substantially all of our depreciation and amortization costs and expenditures on long-lived assets, relate to our investment management and related services operating segment.

Operating revenues of the banking/finance operating segment included above were as follows:

	Three Months Ended December 31,
(in thousands)	2006	2005
Interest and fees on loans	$5,359	$10,582
Interest and dividends on investment securities	5,272	3,376

Total interest income	10,631	13,958
Interest on deposits	(3,720)	(2,966)
Interest on short-term debt	(1,086)	(2,937)
Interest expense – inter-segment	(139)	(220)

Total interest expense	(4,945)	(6,123)
Net interest income	5,686	7,835
Other income	10,643	6,137
Provision for probable loan losses	(1,178)	(2,017)

Total Operating Revenues	$15,151	$11,955

Inter-segment interest payments from the banking/finance operating segment to the investment management and related services operating segment are based on market rates prevailing at the inception of each loan. Inter-segment interest income and expense are not eliminated in our Condensed Consolidated Statements of Income.

Note 14 - Banking Regulatory Ratios

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain a minimum Tier 1 capital and Tier 1 leverage ratio (as defined in the regulations), as well as minimum Tier 1 and Total risk-based capital ratios (as defined in the regulations). Based on our calculations, at December 31, 2006, and September 30, 2006, we exceeded the capital adequacy requirements applicable to us as listed below.

(dollar amounts in thousands)	December 31, 2006	September 30, 2006	Capital Adequacy Minimum
Tier 1 capital	$5,121,905	$4,707,956	N/A
Total risk-based capital	5,124,363	4,710,636	N/A
Tier 1 leverage ratio	68%	66%	4%
Tier 1 risk-based capital ratio	99%	92%	4%
Total risk-based capital ratio	99%	92%	8%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q includes trademarks and registered trademarks of Franklin Resources, Inc. (the “Company” or “we”) and its direct and indirect subsidiaries.

Forward-Looking Statements

In this section, we discuss and analyze the results of operations and financial condition of Franklin Resources, Inc. (the “Company” or “we”) and its subsidiaries (collectively, “Franklin Templeton Investments”). In addition to historical information, we also make statements relating to the future, called “forward-looking” statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will”, “may”, “should”, “could”, “expect”, “believe”, “anticipate”, “intend”, or other similar words. Moreover, statements that speculate about future events are forward-looking statements. These forward-looking statements involve a number of known and unknown risks, uncertainties and other important factors that could cause the actual results and outcomes to differ materially from any future results or outcomes expressed or implied by such forward-looking statements. You should carefully review the “Risk Factors” section set forth below and in any more recent filings with the U. S. Securities and Exchange Commission (the “SEC”), each of which describes these risks, uncertainties and other important factors in more detail. While forward-looking statements are our best prediction at the time that they are made, you should not rely on them. We undertake no obligation, unless required by law, to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Quarterly Report on Form 10-Q.

Overview

We derive the majority of our operating revenues and net income from providing investment management, fund administration, shareholder services, transfer agency, underwriting, distribution, custodial, trustee and other fiduciary services (collectively “investment management and related services”) to retail mutual funds, and to institutional, high net-worth and separately-managed accounts and other investment products, collectively called our sponsored investment products. This is our primary business activity and operating segment. Our sponsored investment products are distributed to the public globally under six distinct names:

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

In the three months ended December 31, 2006, our investment management and related services operating segment continued to experience record levels of assets under management. In addition to market appreciation, which reflected, among other things, the positive performance of many equity markets globally, this growth resulted from excess sales over redemptions. In part, we attribute the continued positive trend in excess sales over redemptions to the strong relative performance of our product offerings, the successful marketing to and diversification of our client base and our focus on customer service. Consistent with the increase in our assets under management, we experienced growth in net income and higher diluted earnings per share in the three months ended December 31, 2006, as compared to the three months ended December 31, 2005.

We expect to continue to focus on our core strategies of expanding our assets under management and related operations internationally, continually seeking positive investment performance, protecting and furthering our brand recognition, developing and maintaining broker/dealer and client loyalties, providing a high level of customer service and closely monitoring costs, while also developing our “human capital” base and our systems and technology. The continued success of these strategies in the future is dependent on various factors, including the relative performance of our sponsored investment products, product innovations by our competitors, and changes in consumer preferences.

RESULTS OF OPERATIONS

	Three Months Ended December 31,		Percent Change
(dollar amounts in millions, except per share data)	2006	2005
Net Income	$426.8	$318.0	34%
Earnings Per Common Share
Basic	$1.69	$1.26	34%
Diluted	1.67	1.21	38%
Operating Margin [1]	36%	34%	—

[1]	Defined as operating income divided by total operating revenues.

Net income increased by 34% and diluted earnings per share increased by 38% for the three months ended December 31, 2006, as compared to the same period in the prior fiscal year. These increases were primarily due to higher fees for providing investment management and fund administration services (“investment management fees”) and underwriting and distribution fees, consistent with an 18% increase in simple monthly average assets under management and higher gross sales on which commissions are earned. These increases were partially offset by higher underwriting and distribution expenses and higher taxes on income.

ASSETS UNDER MANAGEMENT

(in billions)	December 31, 2006	December 31, 2005	Percent Change
Equity
Global/international	$240.6	$193.9	24%
Domestic (U. S.)	91.0	79.6	14%

Total equity	331.6	273.5	21%

Hybrid	98.7	79.7	24%
Fixed-Income
Tax-free	56.6	53.9	5%
Taxable
Domestic (U. S.)	32.4	32.5	—%
Global/international	27.3	19.6	39%

Total fixed-income	116.3	106.0	10%

Money Market	6.3	5.6	13%

Total	$552.9	$464.8	19%

Simple Monthly Average for the Three-Month Period[2]	$533.1	$453.3	18%

[2]	Investment management fees from approximately 56% of our assets under management at December 31, 2006 were calculated using daily average assets under management.

Our assets under management at December 31, 2006 were $552.9 billion, 19% higher than they were at that time in the prior fiscal year, due to excess sales over redemptions of $16.3 billion and market appreciation of $78.0 billion during the twelve-months ended December 31, 2006. Simple monthly average assets under management, which are generally more indicative of trends in revenue for providing investment management and fund administration services (“investment management services”) than the year over year change in ending assets under management, were 18% higher for the three months ended December 31, 2006 than for the three months ended December 31, 2005.

The simple monthly average mix of assets under management is shown below.

	Three Months Ended December 31,
	2006	2005
Equity	59%	58%
Hybrid	18%	17%
Fixed-income	22%	23%
Money market	1%	2%

Total	100%	100%

For the three months ended December 31, 2006, our effective investment management fee rate (investment management fees divided by simple monthly average assets under management) increased to 0.624% from 0.607% for the same period in the prior fiscal year. The change in the mix of assets under management, resulting from higher relative excess sales over redemptions and greater appreciation of equity and hybrid products as compared to fixed-income products, and an increase in performance fees, contributed to an increase in our effective investment management fee rate. Generally, investment management fees earned on equity products are higher than fees earned on fixed-income products.

Assets under management by sales region were as follows:

(dollar amounts in billions)	December 31, 2006	Percent of Total	December 31, 2005	Percent of Total
United States	$387.0	70%	$330.5	71%
Europe	63.9	12%	49.7	11%
Canada	40.2	7%	34.9	7%
Asia/Pacific and other[3]	61.8	11%	49.7	11%

Total	$552.9	100%	$464.8	100%

[3]	Includes multi-jurisdictional assets under management.

Components of the change in our assets under management were as follows:

(dollar amounts in billions)	Three Months Ended December 31,		Percent Change
	2006	2005
Beginning assets under management	$511.3	$453.1	13%
Sales	37.6	30.4	24%
Reinvested distributions	12.9	8.4	54%
Redemptions	(27.6)	(24.5)	13%
Distributions	(15.6)	(10.1)	54%
Dispositions	(2.0)	—	N/A
Appreciation	36.3	7.5	384%

Ending Assets Under Management	$552.9	$464.8	19%

For the three months ended December 31, 2006, excess sales over redemptions were $10.0 billion as compared to $5.8 billion for the same period in the prior fiscal year. Our products experienced appreciation of $36.3 billion for the three months ended December 31, 2006, related primarily to our equity products, as compared to market appreciation of $7.5 billion for the same period in the prior fiscal year. Dispositions for the three months ended December 31, 2006 included the divestiture of assets under management of a former subsidiary at October 1, 2006.

OPERATING REVENUES

(dollar amounts in millions)	Three Months Ended December 31,		Percent Change
	2006	2005
Investment management fees	$831.9	$687.4	21%
Underwriting and distribution fees	509.8	414.9	23%
Shareholder servicing fees	67.6	64.3	5%
Consolidated sponsored investment products income, net	0.8	0.3	167%
Other, net	17.7	14.6	21%

Total Operating Revenues	$1,427.8	$1,181.5	21%

Investment Management Fees

Investment management fees, accounting for 58% of our operating revenues for the three months ended December 31, 2006, and 2005 are generally calculated under contractual arrangements with our sponsored investment products as a percentage of the market value of assets under management. Annual rates vary by investment objective and type of services provided.

Investment management fees increased 21% for the three months ended December 31, 2006, as compared to the same period in the prior fiscal year, consistent with an 18% increase in simple monthly average assets under management and an increase in our effective investment management fee rate resulting from a shift in simple monthly average mix of assets from fixed-income products toward hybrid and equity products, which generally carry higher management fees than fixed-income products, and an increase in performance fees.

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

Similar arrangements exist for the distribution of our global funds and where, generally, the distributor of the funds in the local market arranges for and pays commissions.

We pay a significant portion of underwriting and distribution fees to the financial advisers and other intermediaries who sell our sponsored investment products to the public on our behalf. See the description of underwriting and distribution expenses below.

Overall, underwriting and distribution fees increased 23% for the three months ended December 31, 2006, as compared to the same period in the prior fiscal year. Underwriting fees increased 24% for the three months ended December 31, 2006 over the same period in the prior fiscal year consistent with a 24% increase in gross product sales. Distribution fees increased 23% consistent with an 18% increase in simple monthly average assets under management and a shift in simple average mix of assets under management from fixed-income products to equity products. Distribution fees are generally higher for equity products, as compared to fixed-income products.

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

Shareholder servicing fees increased 5% for the three months ended December 31, 2006, as compared to the same period in the prior fiscal year. The increase reflects a 12% increase in simple monthly average billable shareholder accounts, partially offset by a shift to shareholder accounts that are billable at a lower rate, because of service level and regional mix of products.

Consolidated Sponsored Investment Products Income, Net

Consolidated sponsored investment products income, net reflects the net investment income, including dividends received, of sponsored investment products consolidated under Financial Accounting Standards Board (the “FASB”) FASB Statement of Financial Accounting Standards No. 94, “Consolidation of All Majority-Owned Subsidiaries–an amendment of ARB No. 51, with related amendments of APB Opinion No. 18 and ARB No. 43, Chapter 12” and FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities–an interpretation of ARB No. 51” (“FIN 46-R”).

The 167% increase for the three months ended December 31, 2006, as compared to the same period in the prior fiscal year reflects the investment performance of the specific sponsored investment products that we consolidate.

Other, Net

Other, net consists primarily of revenues from our banking/finance operating segment as well as income from custody services. Revenues from the banking/finance operating segment include interest income on loans, servicing income, and investment income on banking/finance investment securities, and are reduced by interest expense and the provision for probable loan losses.

Other, net increased 21% for the three months ended December 31, 2006, as compared to the same period in the prior fiscal year primarily due to higher securitization gains, an increase in loan servicing fees and net unrealized interest-rate swap losses incurred in the comparative period in the prior fiscal year related to our automotive lending business. The increase was partly offset by a decline in interest income from automobile loans receivable.

OPERATING EXPENSES

	Three Months Ended December 31,		Percent Change
(dollar amounts in millions)	2006	2005
Underwriting and distribution	$478.0	$380.1	26%
Compensation and benefits	251.0	218.5	15%
Information systems, technology and occupancy	75.1	73.9	2%
Advertising and promotion	34.9	30.3	15%
Amortization of deferred sales commissions	33.7	32.0	5%
Amortization of intangible assets	2.7	4.4	(39%)
Other	44.3	37.7	18%

Total Operating Expenses	$919.7	$776.9	18%

Underwriting and Distribution

Underwriting and distribution includes expenses payable to financial advisers and other third parties for providing sales, marketing and distribution services to investors in our sponsored investment products. Underwriting and distribution expense increased 26% for the three months ended December 31, 2006 over the same period in the prior fiscal year consistent with similar trends in underwriting and distribution revenue.

Compensation and Benefits

Compensation and benefits expense increased 15% for the three months ended December 31, 2006, as compared to the same period in the prior fiscal year primarily due to an increase in bonus and employee commission expense, including bonus expense under the Amended and Restated Annual Incentive Compensation Plan (the “AIP”), pursuant to which bonus awards have been made, based, in part, on our performance, and in relation to certain performance-based bonus plans outside of the AIP. The increase also reflected our annual merit salary adjustments that were effective December 1, 2006 and higher staffing levels. We anticipate that, for the three months ended March 31, 2007, compensation and benefits expense may be higher than during the three months ended December 31, 2006, as a result of including salaries at the adjusted level for a full quarter and an increase in payroll-related taxes.

We continue to place a high emphasis on our pay for performance philosophy. As such, any changes in the underlying performance of our sponsored investment products or changes in the composition of our incentive compensation offerings could have an impact on compensation and benefits going forward. However, in order to attract and retain talented individuals, our level of compensation and benefits may increase more quickly or decrease more slowly than our revenue. We employed approximately 8,200 people at December 31, 2006, as compared to approximately 7,300 at December 31, 2005.

Information Systems, Technology and Occupancy

Information systems, technology and occupancy costs increased 2% for the three months ended December 31, 2006, as compared to the same period in the prior fiscal year primarily due to an increase in external data services costs and higher occupancy costs related to global expansion. This increase was partially offset by a decline in technology consulting costs that are not subject to capitalization.

Details of capitalized information systems and technology costs, which exclude occupancy costs, are shown below.

	Three Months Ended December 31,
(in millions)	2006	2005
Net carrying amount at beginning of period	$44.9	$42.7
Additions during period, net of disposals and other adjustments	3.5	5.4
Amortization during period	(5.7)	(6.1)

Net Carrying Amount at End of Period	$42.7	$42.0

Advertising and Promotion

Advertising and promotion expense increased 15% for the three months ended December 31, 2006, as compared to the same period in the prior fiscal year due to an increase in marketing support payments made to intermediaries who sell our sponsored investment products to the public on our behalf in the United States and an increase in marketing and promotions efforts globally.

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

Amortization of Deferred Sales Commissions

Certain fund share classes sold globally, including Class C and Class R shares marketed in the United States, are sold without a front-end sales charge to shareholders, although our distribution subsidiaries pay a commission on the sale. In addition, certain share classes, such as Class A shares sold in the United States, are sold without a front-end sales charge to shareholders when minimum investment criteria are met although our distribution subsidiaries pay a commission on these sales. We defer all up-front commissions paid by our distribution subsidiaries and amortize them over 12 months to 8 years depending on share class or financing arrangements.

Our U.S. funds that had offered Class B shares ceased offering these shares to new investors and existing shareholders effective during the quarter ended March 31, 2005. Existing Class B shareholders may continue to exchange shares into Class B shares of different funds. Existing Class B shareholders may also continue to reinvest dividends on Class B shares in additional Class B shares.

Historically, Class B and certain of our Class C deferred commission assets (“DCA”) arising from our U.S., Canadian and European operations have been financed through sales to or other arrangements with Lightning Finance Company Limited (“LFL”), a company in which we hold a 49% ownership interest. In December 2005, LFL transferred substantially all of its DCA to Lightning Asset Finance Limited (“LAFL”), an Irish special purpose vehicle formed in December 2005, in which we also hold a 49% ownership interest. LAFL was formed for the sole purpose of acquiring and holding substantially all of the DCA owned by LFL as of December 29, 2005. The holder of the 51% ownership interests in both LFL and LAFL is a subsidiary of an international banking institution which is not affiliated with Franklin Templeton Investments. As our U.S. distribution subsidiary, Franklin/Templeton Distributors, Inc. (“FTDI”), entered into a financing arrangement with LFL, we maintain a continuing interest in the DCA transferred to it. As a result, we retain the DCA originally sold under the U.S. agreement in our Consolidated Financial Statements and amortize them over an 8-year period, or until sold by LAFL. Neither we nor our distribution subsidiaries retain any direct ownership interest in the DCA sold, and, therefore, the sold DCA are not available to satisfy claims of our creditors or those of our distribution subsidiaries. In contrast to the U.S. arrangements, the arrangements outside the United States are, in most cases, direct agreements with our Canadian and European sponsored investment products, and, as a result, we do not record DCA from these sources in our Consolidated Financial Statements. As of December 2005, our DCA have been financed generally by an independent third party.

Amortization of deferred sales commissions increased 5% for the three months ended December 31, 2006, as compared to the same period in the prior fiscal year reflecting an increase in sales of fund shares sold without front-end sales charges.

Amortization of Intangible Assets and Intangible Assets Impairment

Amortization of intangible assets decreased 39% for the three months ended December 31, 2006, as compared to the same period in the prior fiscal year, reflecting the lower net carrying value of definite-lived intangible assets following a $68.4 million non-cash impairment charge, recorded in the quarter ended March 31, 2006, related to certain intangible assets of Fiduciary Trust Company International (“Fiduciary Trust”), as explained below.

During the three months ended March 31, 2006, Fiduciary Trust, a subsidiary of the Company, implemented a plan of reorganization designed to emphasize its distinct high net-worth brand and to pursue further integration opportunities with Franklin Templeton Investments for its institutional business line. These changes to Fiduciary Trust’s business required us to review the carrying value of acquired customer base intangible assets of Fiduciary Trust. As a result of these changes, we recorded a $68.4 million non-cash impairment charge to the customer base definite-lived intangible assets of Fiduciary Trust in the three months ended March 31, 2006.

During the quarter ended December 31, 2006, we completed our most recent annual impairment testing of goodwill and indefinite-lived intangible assets under the guidance set out in FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and we determined that there was no impairment to these assets as of October 1, 2006.

Other Operating Expenses

Other operating expenses consist primarily of professional fees, investment management and shareholder servicing fees payable to external parties, corporate travel and entertainment, and other miscellaneous expenses.

Other operating expenses increased 18% for the three months ended December 31, 2006, as compared to the same period in the prior fiscal year due primarily to higher investment management fees payable to external parties and higher consulting and professional fees, including additional costs related to the distribution of market-timing settlements.

OTHER INCOME (EXPENSES)

Other income (expenses) includes net realized and unrealized investment gains (losses) of consolidated sponsored investment products, investment and other income, net and interest expense. Investment and other income, net is comprised primarily of income related to our investments, including dividends, interest income, realized gains and losses and income from investments accounted for using the equity method of accounting, as well as minority interest in less than wholly-owned subsidiaries and sponsored investment products that we consolidate and foreign currency exchange gains and losses.

Other income (expenses) increased 180% for the three months ended December 31, 2006, as compared to the same period in the prior fiscal year primarily due to higher realized and unrealized net gains from our consolidated sponsored investment products, net of minority interest and higher equity-method income from unconsolidated affiliates, interest income, dividends and realized gains from our investments. In addition, in the three months ended December 31, 2005, we recorded an other-than-temporary decline in certain of our long-term investments.

Details of Other Income (Expenses) are shown below.

	Three Months Ended December 31,
(in thousands)	2006	2005
Consolidated sponsored investment products gains, net	$30,286	$10,814
Investment and other income, net
Dividends	18,121	12,589
Interest income	33,390	22,784
Other income (expenses), net	19,598	(3,007)

Total	71,109	32,366
Interest expense	(6,122)	(9,188)

Other Income, Net	$95,273	$33,992

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

Our effective income tax rate for the three months ended December 31, 2006 was 29.26% and has increased from 27.50% for the comparative period in the prior fiscal year due to, in part, to the mix of pre-tax income as well as a change in income taxes recorded in relation to certain non-recurring items. The effective income tax rate for future reporting periods will continue to reflect the relative contributions of foreign earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income, as well as other factors, including a reduction in our tax liabilities due to a favorable U.S. state tax ruling and certain international tax rulings obtained in prior years, which are in effect through fiscal year 2007.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key financial data relating to our liquidity, and sources and uses of capital.

(in millions)	December 31, 2006	September 30, 2006
Balance Sheet Data
Assets
Liquid assets	$5,835.7	$5,347.8
Cash and cash equivalents	4,006.0	3,613.1
Liabilities
Debt
Federal funds purchased	$3.0	$—
Variable Funding Notes	118.6	232.3
Commercial paper	168.1	168.1
Medium Term Notes	420.0	420.0
Other long-term debt	193.0	207.9

Total Debt	$902.7	$1,028.3

	Three Months Ended December 31,
(in millions)	2006	2005
Cash Flow Data
Operating cash flows	$551.3	$546.6
Investing cash flows	23.4	147.7
Financing cash flows	(181.7)	(220.1)

Liquidity

Liquid assets, which consist of cash and cash equivalents, investment securities (trading and available-for-sale) and current receivables, increased from September 30, 2006, primarily due to cash provided by operating activities. Cash and cash equivalents include cash, debt instruments with maturities of three months or less at the purchase date and other highly liquid investments that are readily convertible into cash, including money market funds. Cash and cash equivalents increased from

September 30, 2005 as we invested operating cash flows in debt instruments, including U.S. T-bills, term and other interest-bearing deposits, with maturities of three months or less from the purchase date.

The decrease in total debt outstanding from September 30, 2006 relates primarily to repayments made under a one-year revolving $250.0 million variable funding note warehouse credit facility, subsequent to the completion of an automobile loan securitization transaction in October 2006.

Operating cash flows for the three months ended December 31, 2006 were consistent with operating cash flows for the three months ended December 31, 2005, although we experienced higher net income and a lower decline in the provision for governmental investigations, proceedings and actions, net, partly offset by higher originations of loans held for sale, and an increase in receivables, prepaid expenses and other. Our investing activities provided lower net cash flows in the three months ended December 31, 2006, as compared to the three months ended December 31, 2005, due primarily to lower net liquidations of investments. The decrease in cash used in financing activities, as compared to the three months ended December 31, 2005, included an increase in debt, partly offset by a decrease in bank deposits and an increase in purchases of our common stock.

During the three months ended December 31, 2006, we repurchased 0.7 million shares of our common stock at a cost of $73.7 million. At December 31, 2006, approximately 8.8 million shares remained available for repurchase under our existing stock repurchase program. During the three months ended December 31, 2005, we repurchased 0.5 million shares of our common stock at a cost of $45.0 million. Our stock repurchase program is not subject to an expiration date.

Capital Resources

We believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets, continuing cash flows from operations, borrowing capacity under current credit facilities and the ability to issue debt or equity securities. In particular, we expect to finance future investment in our banking/finance activities through operating cash flows, debt, increased deposit base, and through the securitization of a portion of the receivables from consumer lending activities.

As of December 31, 2006, we had $420.0 million available under a Five Year Facility Credit Agreement with certain banks and financial institutions expiring in the fiscal year ending September 30, 2010, $300.0 million of debt and equity securities available to be issued under a shelf registration statement filed with the SEC and $330.0 million of commercial paper available for issuance under a $500 million private placement. In addition, at December 31, 2006, our banking/finance operating segment had $462.0 million in available uncommitted short-term bank lines under the Federal Reserve Funds system, the Federal Reserve Bank discount window, and Federal Home Loan Bank short-term borrowing capacity.

Our ability to access the capital markets in a timely manner depends on a number of factors including our credit rating, the condition of the global economy, investors’ willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. In extreme circumstances, we might not be able to access this liquidity readily.

Our investment management and related services operating segment has historically financed Class B and certain Class C DCA arising from our U.S., Canadian and European operations through sales to or other arrangements with LFL, a company in which we hold a 49% ownership interest. As noted above, in December 2005, LFL transferred substantially all of its DCA to LAFL, an Irish special purpose vehicle formed in December 2005, in which we also hold a 49% ownership interest. Subsequent to the transfer of DCA to LAFL, DCA originating from our non-U.S. operations have been financed generally by an independent third party. As also noted above, the U.S. funds that had offered Class B shares ceased offering these shares to new investors and existing shareholders effective during the quarter ended March 31, 2005. Class B and C share sales commissions that we have financed globally through LFL during the three months ended December 31, 2005 were approximately $17.7 million. LAFL’s ability to access the securitization market in the future, will directly affect our existing financing arrangements.

Our banking/finance operating segment finances its automotive lending activities through operational cash flows, the issuance of notes under a one-year revolving $250.0 million variable funding note warehouse credit facility, inter-segment loans and by selling its automobile loans in securitization transactions with qualified special purpose entities, which then issue asset-backed securities to private investors. Gross sale proceeds from automobile loan securitization transactions were $353.5 million for the three months ended December 31, 2006 and $348.3 million for the three months ended December 31, 2005.

The banking/finance segment finances its automotive lending business primarily by issuing variable funding notes (the “Variable Funding Notes”) under a one-year revolving $250.0 million variable funding note warehouse credit facility, originally entered into in March 2005, and subsequently extended for an additional one-year term in March 2006. The Variable Funding Notes are payable to certain administered conduits and are secured by cash and a pool of automobile loans that meet or are expected to meet certain eligibility requirements. Credit enhancements for the Variable Funding Notes require us to provide, as collateral, loans held for sale with a fair value in excess of the principal amount of the Variable Funding Notes, as well as to hold in trust additional cash balances to cover certain shortfalls. In addition, we provide a payment provider commitment in an amount not to exceed 4.66% of the pool balance. We also enter into interest-rate swap agreements intended to mitigate the interest-rate risk between the fixed interest rate on the pool of automobile loans and the floating interest rate being paid on the Variable Funding Notes accounted for as freestanding derivatives. We expect to extend or replace the variable funding warehouse credit facility upon the expiration of the current facility.

Our ability to access the securitization and capital markets will directly affect our plans to finance the automobile loan portfolio in the future.

Uses of Capital

We expect that the main uses of cash will be to expand our core business, make strategic acquisitions, acquire shares of our common stock, fund property and equipment purchases, pay operating expenses of the business, enhance technology infrastructure and business processes, pay stockholder dividends and repay and service debt.

On December 13, 2006, our Board of Directors declared a regular quarterly cash dividend of $0.15 per share payable on January 12, 2007 to stockholders of record on December 28, 2006.

We continue to look for opportunities to control our costs and expand our global presence. In this regard, in fiscal year 2005 we entered into a commitment to acquire land and build a campus in Hyderabad, India, to establish support services for several of our global functions. Our estimated total cost to complete the campus at December 31, 2006 was $43.9 million, of which $26.5 million had been incurred as of this date. We inaugurated the opening of the campus in January 2007.

In November 2006, we announced that Franklin Templeton Investments agreed in principle to acquire full ownership of its joint venture in India, Franklin Templeton Asset Management (India) Private Limited (“AMC”), subject to regulatory approvals and to execution of a formal agreement. Franklin Templeton Investments will purchase the 25% stake in AMC’s total equity paid-up capital held by Hathaway Investments, a member of the Rajan Raheja Group.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Our contractual obligations are summarized in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006. As of December 31, 2006, there had been no material changes outside the ordinary course in our contractual obligations from September 30, 2006.

In relation to the automobile loan securitization transactions that we have entered into with a number of qualified special purpose entities, we are obligated to cover shortfalls in amounts due to the holders of the notes up to certain levels as specified under the related agreements. As of December 31, 2006, the maximum potential amount of future payments related to these obligations was $34.9 million and the fair value of obligations arising from automobile securitization transactions entered into subsequent to December 31, 2002 reflected on our Condensed Consolidated Balance Sheet at December 31, 2006 was not significant.

At December 31, 2006, the banking/finance operating segment had commitments to extend credit aggregating $217.5 million, primarily under its credit card lines, and had issued financial standby letters of credit totaling $1.3 million on which beneficiaries would be able to draw upon in the event of non-performance by our customers, primarily in relation to lease and lien obligations of these banking customers. These standby letters of credit were secured by marketable securities with a fair value of $2.4 million as of December 31, 2006.

OFF-BALANCE SHEET ARRANGEMENTS

As discussed above, we hold a 49% ownership interest in LFL and LAFL and we account for the ownership interest in these companies using the equity method of accounting. As of December 31, 2006, LFL had approximately $16.7 million in total assets and our exposure to loss related to LFL was limited to the carrying value of our investment, and interest and fees receivable totaling approximately $1.0 million. As of December 31, 2006, LAFL had approximately $427.2 million in total assets and our maximum exposure to loss related to LAFL totaled approximately $210.5 million. We recognized pre-tax loss of approximately $0.3 million and $0.8 million for our share of LFL’s and LAFL’s net losses for the quarter ended December 31, 2006 and 2005. Due to our significant interest in both LFL and LAFL, we continue to carry on our balance sheet the DCA originally sold to LFL by FTDI until these assets are amortized or sold by LAFL. Neither we nor our distribution subsidiaries retain any direct ownership interest in either the DCA sold, and therefore, the sold DCA are not available to satisfy claims of our creditors or those of our distribution subsidiaries.

As discussed above, our banking/finance operating segment periodically enters into automobile loan securitization transactions with qualified special purpose entities, which then issue asset-backed securities to private investors. Our main objective in entering into securitization transactions is to obtain financing for automobile loan activities. Securitized loans held by the securitization trusts totaled $751.4 million at December 31, 2006 and $514.8 million at September 30, 2006.

CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that impact our financial position and results of operations. These estimates and assumptions are affected by our application of accounting policies. Below we describe certain critical accounting policies that we believe are important to understanding our results of operations and financial position. For additional information about our accounting policies, please refer to Note 1 to the financial statements contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

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

During the quarter ended December 31, 2006, we completed our annual impairment testing of goodwill and indefinite-lived intangible assets under the guidance set out in SFAS 142 and we determined that there was no impairment in the value of these assets as of October 1, 2006.

In performing our analysis, we used certain assumptions and estimates, including those related to discount rates and the expected future period of cash flows to be derived from the assets, based on, among other factors, historical trends and the characteristics of the assets. While we believe that our testing was appropriate, if these estimates and assumptions change in the future, we may be required to record impairment charges or otherwise increase amortization expense.

Income Taxes

As a multinational corporation, we operate in various locations outside the United States and generate earnings from our foreign subsidiaries. At December 31, 2006, and based on tax laws in effect as of this date, it is our intention to continue to indefinitely reinvest the undistributed earnings of foreign subsidiaries. As a result, we have not made a provision for U.S. taxes and have not recorded a deferred tax liability on $1.8 billion of cumulative undistributed earnings recorded by foreign subsidiaries at December 31, 2006. Changes to our policy of reinvesting foreign earnings may have a significant effect on our financial condition and results of operations.

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

Loss Contingencies

We are involved in various lawsuits and claims encountered in the normal course of business. When such a matter arises and periodically thereafter, we consult with our legal counsel and evaluate the merits of the claims based on the facts available at that time. In management’s opinion, an adequate accrual has been made as of December 31, 2006 to provide for any probable losses that may arise from these matters for which we could reasonably estimate an amount. See also Note 10 to our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

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

RISK FACTORS

We are subject to extensive and often complex, overlapping and frequently changing regulation domestically and abroad. Our investment management and related services business and our banking/finance business are subject to extensive and often complex, overlapping and frequently changing regulation in the United States and abroad, including, among others, securities, banking, accounting and tax laws and regulations. Moreover, financial reporting requirements, and the processes, controls and procedures that have been put in place to address them, are often comprehensive and complex. While management has focused attention and resources on our compliance policies, procedures and practices, non-compliance with applicable laws or rules or regulations, conflicts of interest requirements or fiduciary principles, either in the United States or abroad, or our inability to keep up with, or adapt to, an often ever changing, complex regulatory environment could result in sanctions against us, including fines and censures, injunctive relief, suspension or expulsion from a particular jurisdiction or market or the revocation of licenses, any of which could also adversely affect our reputation, prospects, revenues, and earnings.

We are subject to federal securities laws, state laws regarding securities fraud, other federal and state laws and rules and regulations of certain regulatory and self regulatory organizations, including those rules and regulations promulgated by, among others, the SEC, the National Association of Securities Dealers (the “NASD”) and the NYSE, and to the extent operations or trading in our securities take place outside the United States, by foreign regulations and regulators, such as the U.K. Listing Authority. Certain of our subsidiaries are registered with the SEC under the Investment Advisers Act of 1940, as amended, and many of our funds are registered with the SEC under the Investment Company Act of 1940, as amended, both of which impose numerous obligations, as well as detailed operational requirements, on our subsidiaries which are investment advisers to registered investment companies. Our subsidiaries, both in the United States and abroad, must comply with a myriad of complex and often changing U.S. and/or foreign regulations, some of which may conflict, including complex U.S. and non-U.S. tax regimes. Additionally, as we expand our operations, sometimes rapidly, into non-U.S. jurisdictions, the rules and regulations of these non-U.S. jurisdictions become applicable, sometimes with short compliance deadlines, and add further regulatory complexity to our ongoing compliance operations.

In addition, we are a bank holding company and a financial holding company subject to the supervision and regulation of the Federal Reserve Board, or FRB, and are subject to the restrictions, limitations, or prohibitions of the Bank Holding Company Act of 1956, as amended, and the Gramm-Leach-Bliley Act. The FRB may impose additional limitations or restrictions on our activities, including if the FRB believes that we do not have the appropriate financial and managerial resources to commence or conduct an activity or make an acquisition. Further, our subsidiary, Fiduciary Trust, is subject to extensive regulation, supervision and examination by the Federal Deposit Insurance Corporation (the “FDIC”) and New York State Banking Department, while other subsidiaries are subject to oversight by the Office of Thrift Supervision and various state regulators. The laws and regulations imposed by these regulators generally involve restrictions and requirements in connection with a variety of technical, specialized and recently expanding matters and concerns. For example, compliance with anti-money laundering and Know-Your-Customer requirements, both domestically and internationally, and the Bank Secrecy Act has taken on heightened importance with regulators as a result of efforts to, among other things, limit terrorism. At the same time, there has been increased regulation with respect to the protection of customer privacy and the need to secure sensitive customer information. As we continue to address these requirements or focus on meeting new or expanded ones, we may expend a substantial amount of time and resources, even though our banking/finance business does not constitute our dominant business sector. Moreover, any inability to meet these requirements, within the timeframes set by regulators, may subject us to sanctions or other restrictions by the regulators that impact our broader business.

Regulatory and legislative actions and reforms are making the regulatory environment in which we operate more costly and future actions and reforms could adversely impact our assets under management, increase costs and negatively impact our profitability and future financial results. Since 2001, the federal securities laws have been augmented substantially and made significantly more complex by, among other measures, the Sarbanes-Oxley Act of 2002 and the USA Patriot Act of 2001. Moreover, changes in the interpretation or enforcement of existing laws or regulations have directly affected our business. With new laws and changes in interpretation and enforcement of existing requirements, the associated time we must dedicate to, and related costs we must incur in, meeting the regulatory complexities of our business have increased. These outlays have also increased as we expand our business into various non-U.S. jurisdictions. For example, in the past few years following the enactment of the Sarbanes-Oxley Act of 2002, new rules of the SEC, NYSE and NASD were promulgated and other rules revised. Among other things, these new requirements have necessitated us to make changes to our corporate governance and public disclosure policies, procedures and practices and our registered investment companies and investment advisers have been required to make similar changes. In addition, complex accounting and financial reporting requirements have been implemented in the past several years pursuant to the Sarbanes-Oxley Act of 2002 and the rules of the SEC and the Public Company Accounting Oversight Board, which apply across differing legal entities within our corporate structure and varied geographical and/or jurisdictional areas in which we operate. Compliance activities to meet these new requirements have required us to expend additional time and resources, including without limitation substantial efforts to conduct evaluations required to ensure compliance with the management certification and attestation requirements under the Sarbanes-Oxley Act of 2002, and, consequently, we are incurring increased costs of doing business, which potentially negatively impacts our profitability and future financial results. Moreover, any potential accounting or reporting error, whether financial or otherwise, if material, could damage our reputation; adversely affect our ability to conduct business, and decrease revenue and net income. Finally, any regulatory and legislative actions and reforms affecting the mutual fund industry, including compliance initiatives, may negatively impact revenues by increasing our costs of accessing or dealing in the financial markets.

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

We face risks, and corresponding potential costs and expenses, associated with conducting operations and growing our business in numerous foreign countries. We sell mutual funds and offer investment management and related services in many different regulatory jurisdictions around the world, and intend to continue to expand our operations internationally. As we do so, we will continue to face various ongoing challenges to ensure that we have sufficient resources, procedures and controls in place to address and ensure that our operations abroad operate consistently and effectively. In order to remain competitive, we must be proactive and prepared to implement necessary resources when growth opportunities present themselves, whether as a result of a business acquisition or rapidly increasing business activities in particular markets or regions. As we grow, we face a heightened risk that the necessary resources and/ or personnel will be unavailable to take full advantage of strategic opportunities when they appear or that strategic decisions can be efficiently implemented. Local regulatory environments may vary widely, as may the adequacy and sophistication of each. Similarly, local distributors, and their policies and practices as well as financial viability, may be inconsistent or less developed or mature. Notwithstanding potential long-term cost savings by increasing certain operations, such as transfer agent and other back-office operations, in countries or regions of the world with lower operating costs, growth of our international operations may involve near-term increases in expenses as well as additional capital costs, such as information, systems and technology costs and costs related to compliance with particular regulatory or other local requirements or needs. Local requirements or needs may also place additional demands on sales and compliance personnel and resources, such as meeting local language requirements while also integrating personnel into an organization with a single operating language. Finding and hiring additional, well-qualified personnel and crafting and adopting policies, procedures and controls to address local or regional requirements remain a challenge as we expand our operations internationally. Moreover, regulators in non-U.S. jurisdictions could also change their policies or laws in a manner that might restrict or otherwise impede our ability to distribute or register investment products in their respective markets. Any of these local requirements, activities or needs could increase the costs and expenses we incur in a specific jurisdiction without any corresponding increase in revenues and income from operating in the jurisdiction. In addition, from time to time we enter into foreign-based joint ventures in which we may not have legal control. These investments in joint ventures may involve risks, including the risk that the controlling joint venture partner may have business interests, strategies or goals that are inconsistent with ours, and the risk that business decisions or other actions or omissions of the controlling joint venture partner or the joint venture company may result in harm to our reputation or adversely affect the value of our investment in the joint venture.

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

Our increasing focus on international markets as a source of investments and sales of investment products subjects us to increased exchange rate and other risks in connection with earnings and income generated overseas. While we operate primarily in the United States, we also provide services and earn revenues in The Bahamas, Canada, Europe, Asia, South America, Africa, Australia and Mexico. As a result, we are subject to foreign exchange risk through our foreign operations. While we have taken steps to reduce our exposure to foreign exchange risk, for example, by denominating a significant amount of our transactions in U.S. dollars, the situation may change in the future as our business continues to grow outside the United States. Stabilization or appreciation of the U.S. dollar could moderate revenues from sales of investment products internationally or could affect relative investment performance of certain funds invested in non-U.S. securities. Separately, management fees that we earn tend to be higher in connection with international assets under management than with U.S. assets under management. Consequently, a downturn in international markets could have a significant effect on our revenues and income. Moreover, as our business grows in non-U.S. markets, any business, social and political unrest affecting these markets, in addition to any direct consequences such unrest may have on our personnel and facilities located in the affected area, may also have a more lasting impact on the long-term investment climate in these and other areas and, as a result, our assets under management and the corresponding revenues and income that we generate from them may be negatively affected.

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

Our inability to successfully recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability. Should we experience a local or regional disaster or other business continuity problem, such as a pandemic or other natural or man-made disaster, our continued success will depend, in part, on the availability of our personnel, our office facilities and the proper functioning of our computer, telecommunication and other related systems and operations. While our operational size, the diversity of locations from which we operate, and our redundant back-up systems provide us with a strong advantage should we experience a local or regional disaster or other business continuity event, we could still experience near-term operational challenges, in particular depending upon how a local or regional event may affect our human capital across our operations or with regard to particular segments of our operations, such as key executive officers or personnel in our technology group. Moreover, as we grow our operations in particular areas, such as India, the potential for particular types of natural or man-made disasters, political, economic or infrastructure instabilities, or other country- or region-specific business continuity risks increases. Past disaster recovery efforts have demonstrated that even seemingly localized events may require broader disaster recovery efforts throughout our operations and, consequently, we regularly assess and take steps to improve upon our existing business continuity plans and key management succession. However, a disaster on a significant scale or affecting certain of our key operating areas within or across regions, or our inability to successfully recover should we experience a disaster or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.

Certain of the portfolios we manage, including our emerging market portfolios, are vulnerable to market-specific political, economic or other risks, any of which may negatively impact our revenues and income. Our emerging market portfolios and revenues derived from managing these portfolios are subject to significant risks of loss from political, economic, and diplomatic developments, currency fluctuations, social instability, changes in governmental polices, expropriation, nationalization, asset confiscation and changes in legislation related to foreign ownership. Foreign trading markets, particularly in some emerging market countries, are often smaller, less liquid, less regulated and significantly more volatile than those in the U.S. and other established markets.

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

Civil litigation arising out of or relating to previously settled governmental investigations or other matters, governmental or regulatory investigations and/or examinations and the legal risks associated with our business could adversely impact our assets under management, increase costs and negatively impact our profitability and/or our future financial results. We have been named as a defendant in shareholder class action, derivative, and other lawsuits, many of which arise out of or relate to previously settled governmental investigations. While management believes that the claims made in these lawsuits are without merit, and intends to vigorously defend against them, litigation typically is an expensive process. Risks associated with legal liability often are difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time. Moreover, settlements or judgments against us have the potential of being substantial if we are unsuccessful in settling or otherwise resolving matters early in the process and/or on favorable terms. It is also possible that we may be named as a defendant in additional civil or governmental actions similar to those already instituted. From time to time we may receive requests for documents or other information from governmental authorities or regulatory bodies or we also may become the subject of governmental or regulatory investigations and/or examinations. Moreover, governmental or regulatory investigations or examinations that have been inactive could become active. We may be obligated, and under our standard form of indemnification agreement with certain officers and directors in some instances we are obligated, or we may choose, to indemnify directors, officers or employees against liabilities and expenses they may incur in connection with such matters to the extent permitted under applicable law. Eventual exposures from and expenses incurred relating to current and future litigation, investigations, examinations and settlements could adversely impact our assets under management, increase costs and negatively impact our profitability and/or our future financial results. Judgments or findings of wrongdoing by regulatory or governmental authorities or in civil litigation against us could affect our reputation, increase our costs of doing business and/or negatively impact our revenues, any of which could have a material negative impact on our financial results.

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

At December 31, 2006, we have considered the potential impact of a 2% movement in market interest rates in relation to the banking/finance segment interest earning assets, net of interest-bearing liabilities, total debt outstanding and our portfolio of debt securities, individually and in the aggregate. Based on our analysis, we do not expect that this change would have a material impact on our operating revenues or results of operations, either individually or in the aggregate.

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

We are exposed to equity price fluctuations through securities we hold that are carried at fair value and through investments held by majority-owned sponsored investment products that we consolidate, which are also carried at fair value. To mitigate this risk, we maintain a diversified investment portfolio. Our exposure to equity price fluctuations is also minimized as we sponsor a broad range of investment products in various global jurisdictions, which allows us to mitigate the impact of changes in any particular market(s) or region(s). The following is a summary of the effect of a 10% increase or decrease in equity prices on our financial instruments subject to equity price fluctuations at December 31, 2006.

(in thousands)	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Current
Investment securities, trading	$418,407	$460,247	$376,566
Investment securities, available-for-sale	584,524	642,977	526,072

Total Current	$1,002,931	$1,103,224	$902,638

Banking/Finance
Investment securities, available-for-sale	$137,581	$151,339	$123,823
Non-Current
Investment in equity-method investees	$236,987	$260,686	$213,288
Equities and other	263,584	289,942	237,226

Total Non-Current	$500,571	$550,628	$450,514

Item 4.	Controls and Procedures.

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2006. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of December 31, 2006 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

As previously reported, the Company and certain of its subsidiaries have been named in multiple lawsuits alleging violations of federal securities and state laws relating to marketing support payments and/or payment of allegedly excessive commissions, and/or advisory or distribution fees. These lawsuits are styled as class actions and/or derivative actions brought on behalf of certain Funds, and seek, among other relief, monetary damages, restitution, an accounting of all fees, commissions and soft dollar payments, declaratory relief, injunctive relief, and/or attorneys’ fees and costs. The Company and certain of its subsidiaries were named in an additional such lawsuit, filed on December 22, 2006, in the United States District Court for the Northern District of California, and captioned Ulferts v. Franklin Resources, Inc., et al., Case No. 06-7847 SI.

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

Other than as noted above, there have been no other material changes to the matters discussed in Part I, Item 3 “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

Item 1A.	Risk Factors.

Our Annual Report on Form 10-K for the fiscal year ended September 30, 2006 includes a detailed discussion of our risk factors. The information presented below sets out a material amendment to one of our prior risk factors included in our previously filed reports, and should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K.

We face risks, and corresponding potential costs and expenses, associated with conducting operations and growing our business in numerous foreign countries. We sell mutual funds and offer investment management and related services in many different regulatory jurisdictions around the world, and intend to continue to expand our operations internationally. As we do so, we will continue to face various ongoing challenges to ensure that we have sufficient resources, procedures and controls in place to address and ensure that our operations abroad operate consistently and effectively. In order to remain competitive, we must be proactive and prepared to implement necessary resources when growth opportunities present themselves, whether as a result of a business acquisition or rapidly increasing business activities in particular markets or regions. As we grow, we face a heightened risk that the necessary resources and/or personnel will be unavailable to take full advantage of strategic opportunities when they appear or that strategic decisions can be efficiently implemented. Local regulatory environments may vary widely, as may the adequacy and sophistication of each. Similarly, local distributors, and their policies and practices as well as financial viability, may be inconsistent or less developed or mature. Notwithstanding potential long-term cost savings by increasing certain operations, such as transfer agent and other back-office operations, in countries or regions of the world with lower operating costs, growth of our international operations may involve near-term increases in expenses as well as additional capital costs, such as information, systems and technology costs and costs related to compliance with particular regulatory or other local requirements or needs. Local requirements or needs may also place additional demands on sales and compliance personnel and resources, such as meeting local language requirements while also integrating personnel into an organization with a single operating language. Finding and hiring additional, well-qualified personnel and crafting and adopting policies, procedures and controls to address local or regional requirements remain a challenge as we expand our operations internationally. Moreover, regulators in non-U.S. jurisdictions could also change their policies or laws in a manner that might restrict or otherwise impede our ability to distribute or register investment products in their respective markets. Any of these local requirements, activities or needs could increase the costs and expenses we incur in a specific jurisdiction without any corresponding increase in revenues and income from operating in the jurisdiction. In addition, from time to time we enter into foreign-based joint ventures in which we may not have legal control. These investments in joint ventures may involve risks, including the risk that the controlling joint venture partner may have business interests, strategies or goals that are inconsistent with ours, and the risk that business decisions or other actions or omissions of the controlling joint venture partner or the joint venture company may result in harm to our reputation or adversely affect the value of our investment in the joint venture.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to the shares of the Company’s common stock we repurchased during the three months ended December 31, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2006 through October 31, 2006	536,249	$110.89	536,249	8,908,564
November 1, 2006 through November 30, 2006	323	106.23	323	8,908,241
December 1, 2006 through December 31, 2006	125,000	113.74	125,000	8,783,241

Total	661,572		661,572

Under our stock repurchase program, we can repurchase shares of the Company’s common stock from time to time in the open market and in private transactions in accordance with applicable laws and regulations, including without limitation applicable federal securities laws. From time to time we have announced the existence of the Company’s continuing policy of purchasing shares of its common stock, including announcements made in March 2000, August 2002, May 2003, August 2003 and July 2006. From the fiscal year ended September 30, 2002 through December 31, 2006, our Board of Directors had authorized and approved the repurchase of up to 40.0 million shares under our stock repurchase program, of which 8.8 million shares of our common stock remained available for repurchase at December 31, 2006. Our stock repurchase program is not subject to an expiration date.

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

Exhibit 10.1

Form of Notice of Restricted Fund Unit Award and Restricted Fund Unit Award Agreement (standard), incorporated by reference to Exhibit 10.1 to Franklin Resources, Inc.’s Current Report on Form 8-K filed with the SEC on November 8, 2006 (the “November 8, 2006 Form 8-K”).*

Exhibit 10.2	Form of Notice of Restricted Fund Unit Award and Restricted Fund Unit Award Agreement (other), incorporated by reference to Exhibit 10.2 to the November 8, 2006 Form 8-K.*

Exhibit 10.3	Form of Notice of Restricted Stock Award and Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.3 to the November 8, 2006 Form 8-K.*

Exhibit 10.4	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.4 to the November 8, 2006 Form 8-K.*

Exhibit 10.5

Description of Bonus Payments to Certain Current Executive Officers and One Former Executive Officer of Franklin Resources, Inc., incorporated by reference to Exhibit 10.5 to the November 8, 2006 Form 8-K.*

Exhibit No.	Description
Exhibit 10.6

Named Executive Officer Compensation as of November 21, 2006, incorporated by reference to Exhibit 10.91 of Franklin Resources, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.*

Exhibit 10.7

Franklin Resources, Inc. 1998 Employee Stock Investment Plan, as amended and restated December 13, 2006, incorporated by reference to Exhibit 10.1 to Franklin Resources, Inc.’s Current Report on Form 8-K filed with the SEC on December 22, 2006 (the “December 22, 2006 Form 8-K”).*

Exhibit 10.8	Franklin Resources, Inc. Amended and Restated Annual Incentive Compensation Plan (amended and restated December 13, 2006), incorporated by reference to Exhibit 10.2 to the December 22, 2006 Form 8-K.*

Exhibit 10.9	Franklin Resources, Inc. 2004 Key Executive Incentive Compensation Plan, as amended December 13, 2006, incorporated by reference to Exhibit 10.3 to the December 22, 2006 Form 8-K.

Exhibit 10.10	Non-Employee Director Compensation as of December 31, 2006.*

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
*	Management Contract or Compensatory Plan or Arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC. (Registrant)

Date: February 9, 2007	By:	/s/ KENNETH A. LEWIS
Kenneth A. Lewis Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
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

Exhibit 10.1

Form of Notice of Restricted Fund Unit Award and Restricted Fund Unit Award Agreement (standard), incorporated by reference to Exhibit 10.1 to Franklin Resources, Inc.’s Current Report on Form 8-K filed with the SEC on November 8, 2006 (the “November 8, 2006 Form 8-K”).*

Exhibit 10.2	Form of Notice of Restricted Fund Unit Award and Restricted Fund Unit Award Agreement (other), incorporated by reference to Exhibit 10.2 to the November 8, 2006 Form 8-K.*

Exhibit 10.3	Form of Notice of Restricted Stock Award and Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.3 to the November 8, 2006 Form 8-K.*

Exhibit 10.4	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.4 to the November 8, 2006 Form 8-K.*

Exhibit 10.5

Description of Bonus Payments to Certain Current Executive Officers and One Former Executive Officer of Franklin Resources, Inc., incorporated by reference to Exhibit 10.5 to the November 8, 2006 Form 8-K.*

Exhibit 10.6

Named Executive Officer Compensation as of November 21, 2006, incorporated by reference to Exhibit 10.91 of Franklin Resources, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.*

Exhibit 10.7

Franklin Resources, Inc. 1998 Employee Stock Investment Plan, as amended and restated December 13, 2006, incorporated by reference to Exhibit 10.1 to Franklin Resources, Inc.’s Current Report on Form 8-K filed with the SEC on December 22, 2006 (the “December 22, 2006 Form 8-K”).*

Exhibit 10.8	Franklin Resources, Inc. Amended and Restated Annual Incentive Compensation Plan (amended and restated December 13, 2006), incorporated by reference to Exhibit 10.2 to the December 22, 2006 Form 8-K.*

Exhibit 10.9	Franklin Resources, Inc. 2004 Key Executive Incentive Compensation Plan, as amended December 13, 2006, incorporated by reference to Exhibit 10.3 to the December 22, 2006 Form 8-K.

Exhibit 10.10	Non-Employee Director Compensation as of December 31, 2006.*

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
*	Management Contract or Compensatory Plan or Arrangement.