Form 10-Q
period 2007-03-31
FRANKLIN RESOURCES INC
filed 2007-05-09
CIK 38777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Outstanding: 249,630,888 shares of common stock, par value $0.10 per share, of Franklin Resources, Inc. as of April 30, 2007.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Statements of Income

Unaudited

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per share data)	2007	2006	2007	2006
Operating Revenues
Investment management fees	$850,796	$726,015	$1,682,686	$1,413,454
Underwriting and distribution fees	570,848	445,501	1,080,621	860,380
Shareholder servicing fees	68,333	65,065	135,898	129,337
Consolidated sponsored investment products income, net	1,327	2,558	2,164	2,836
Other, net	17,702	15,631	35,452	30,215

Total operating revenues	1,509,006	1,254,770	2,936,821	2,436,222

Operating Expenses
Underwriting and distribution	533,946	413,236	1,011,997	793,313
Compensation and benefits	268,471	231,182	519,487	449,662
Information systems, technology and occupancy	73,953	73,900	149,016	147,795
Advertising and promotion	46,035	36,130	80,896	66,467
Amortization of deferred sales commissions	37,615	32,115	71,362	64,117
Amortization of intangible assets	2,666	4,356	5,334	8,709
Intangible assets impairment	—	68,400	—	68,400
Other	47,237	45,694	91,576	83,416

Total operating expenses	1,009,923	905,013	1,929,668	1,681,879

Operating income	499,083	349,757	1,007,153	754,343
Other Income (Expenses)
Consolidated sponsored investment products gains, net	13,755	16,992	44,041	27,806
Investment and other income, net	100,857	55,388	171,966	87,754
Interest expense	(5,990)	(7,125)	(12,112)	(16,313)

Other income, net	108,622	65,255	203,895	99,247

Income before taxes on income	607,705	415,012	1,211,048	853,590
Taxes on income	166,839	218,496	343,382	339,105

Net Income	$440,866	$196,516	$867,666	$514,485

Earnings per Share
Basic	$1.75	$0.76	$3.44	$2.01
Diluted	1.73	0.74	3.40	1.95
Dividends per Share	$0.15	$0.12	$0.30	$0.24

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Balance Sheets

Unaudited

(in thousands)	March 31, 2007	September 30, 2006
Assets

Current Assets
Cash and cash equivalents	$3,701,859	$3,310,545
Receivables	708,498	628,812
Investment securities, trading	394,767	382,053
Investment securities, available-for-sale	420,235	552,211
Deferred taxes and other	109,775	95,980

Total current assets	5,335,134	4,969,601

Banking/Finance Assets
Cash and cash equivalents	277,309	302,590
Loans held for sale, net	337,387	391,734
Loans receivable, net	206,797	253,370
Investment securities, available-for-sale	127,711	171,632
Other	34,187	29,567

Total banking/finance assets	983,391	1,148,893

Non-Current Assets
Investments, other	508,255	471,553
Deferred sales commissions	270,230	274,869
Property and equipment, net	525,103	506,291
Goodwill	1,406,461	1,406,825
Other intangible assets, net	569,363	574,633
Receivable from banking/finance group	—	82,329
Other	18,973	64,865

Total non-current assets	3,298,385	3,381,365

Total Assets	$9,616,910	$9,499,859

[Table continued on next page]

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Balance Sheets

Unaudited

[Table continued from previous page]

(dollars in thousands, except share data)	March 31, 2007	September 30, 2006
Liabilities and Stockholders’ Equity

Current Liabilities
Compensation and benefits	$211,978	$276,998
Commercial paper	168,070	168,063
Accounts payable and accrued expenses	182,950	180,690
Commissions	253,612	210,996
Income taxes	81,520	97,936
Other	35,519	27,513

Total current liabilities	933,649	962,196

Banking/Finance Liabilities
Deposits	442,655	548,907
Payable to parent	—	82,329
Variable Funding Notes	241,574	232,330
Other	58,706	44,821

Total banking/finance liabilities	742,935	908,387

Non-Current Liabilities
Long-term debt	602,645	627,919
Deferred taxes	194,273	211,588
Other	—	9,245

Total non-current liabilities	796,918	848,752

Total liabilities	2,473,502	2,719,335

Minority Interest	112,427	95,796

Commitments and Contingencies (Note 10)

Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 249,583,450 and 253,249,420 shares issued and outstanding, for March 31, 2007 and September 30, 2006	24,958	25,325
Capital in excess of par value	—	185,583
Retained earnings	6,824,363	6,333,843
Accumulated other comprehensive income	181,660	139,977

Total stockholders’ equity	7,030,981	6,684,728

Total Liabilities and Stockholders’ Equity	$9,616,910	$9,499,859

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Statements of Cash Flows

Unaudited

	Six Months Ended March 31,
(in thousands)	2007	2006
Net Income	$867,666	$514,485
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108,799	107,941
Equity in net income of affiliated companies	(30,066)	(8,793)
Net gains on disposal of assets	(46,739)	(8,867)
Stock-based compensation	28,815	21,149
Excess tax benefit from stock-based compensation arrangements	(34,304)	(19,280)
Intangible assets impairment	—	68,400

Changes in operating assets and liabilities:
Increase in receivables, prepaid expenses and other	(47,511)	(67,482)
Originations of loans held for sale, net	(302,017)	(193,818)
Proceeds from securitization of loans held for sale	355,564	351,843
Increase in trading securities, net	(12,714)	(61,874)
Advances of deferred sales commissions, net	(73,775)	(59,771)
Decrease in provision for governmental investigations, proceedings and actions, net	(800)	(53,195)
Increase in deferred income taxes and taxes payable	39,686	141,243
Increase in commissions payable	42,616	15,916
Increase in other liabilities	11,919	74,868
Decrease in accrued compensation and benefits	(44,002)	(62,219)

Net cash provided by operating activities	863,137	760,546

Purchase of investments	(275,761)	(208,319)
Liquidation of investments	413,150	248,543
Purchase of banking/finance investments	(266)	(62,268)
Liquidation of banking/finance investments	43,792	88,863
Net origination of loans receivable	47,128	21,467
Net additions of property and equipment	(43,694)	(25,726)
Disposition of subsidiaries, net of cash	(2,414)	—

Net cash provided by investing activities	181,935	62,560

Decrease in bank deposits	(106,252)	(105,388)
Exercise of common stock options	30,334	70,748
Dividends paid on common stock	(68,424)	(56,247)
Purchase of common stock	(603,583)	(84,411)
Excess tax benefits from stock-based compensation arrangements	34,304	19,280
Increase in debt	260,196	111,849
Payments on debt	(276,005)	(282,784)
Minority interest	50,391	102,125

Net cash used in financing activities	(679,039)	(224,828)

Increase in cash and cash equivalents	366,033	598,278
Cash and cash equivalents, beginning of period	3,613,135	3,152,159

Cash and Cash Equivalents, End of Period	$3,979,168	$3,750,437

[Table continued on next page]

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Statements of Cash Flows

Unaudited

[Table continued from previous page]

	Six Months Ended March 31,
(in thousands)	2007	2006
Components of Cash and Cash Equivalents
Cash and cash equivalents, beginning of period:
Current assets	$3,310,545	$3,076,318
Banking/finance assets	302,590	75,841

Total	$3,613,135	$3,152,159
Cash and cash equivalents, end of period:
Current assets	$3,701,859	$3,588,851
Banking/finance assets	277,309	161,586

Total	$3,979,168	$3,750,437

Supplemental Disclosure of Non-Cash Information
Value of common stock issued on conversion of zero coupon convertible senior notes	$—	$326,651
Total assets related to the net deconsolidation of certain sponsored investment products	(45,313)	(162,254)
Total liabilities related to the net deconsolidation of certain sponsored investment products	(1,803)	(60,495)
Assets held for sale reclassified from investing to operating activities	9,535	—

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2007

(Unaudited)

Note 1- Basis of Presentation

We have prepared these unaudited interim financial statements of Franklin Resources, Inc. (the “Company” or “we”) and its consolidated subsidiaries (collectively “Franklin Templeton Investments”) in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Under these rules and regulations, we have shortened or omitted some information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles. We believe that we have made all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown. All adjustments are normal and recurring. You should read these financial statements together with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006. Certain amounts for the comparative prior fiscal year periods have been reclassified to conform to the financial presentation for and at the period ended March 31, 2007. In addition, as more fully described in our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, we have made certain revisions to the Consolidated Statement of Cash Flow for the six months ended March 31, 2006.

Note 2 - New Accounting Standards

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to irrevocably elect fair value as the measurement method for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 provides the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The difference between carrying value and fair value at the election date is recorded as a cumulative effective adjustment to opening retained earnings. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. We are currently evaluating the impact that the fair value election of SFAS 159 would have on our Consolidated Financial Statements.

In November 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in EITF Abstracts Issue No. 06-9, “Reporting a Change in (or the Elimination of) a Previously Existing Difference between the Fiscal Year-End of a Parent Company and That of a Consolidated Entity or between the Reporting Period of an Investor and That of an Equity Method Investee” (“EITF 06-9”). EITF 06-9 requires certain disclosures whenever a change is made to modify or eliminate the time lag used for recording results of consolidated entities or equity method investees that have a different fiscal year end than a parent. EITF 06-9 is effective for changes in the time lag occurring in the interim or annual reporting periods beginning after November 29, 2006. The adoption of EITF 06-9 in the three months ended March 31, 2007 did not have a material impact on our Consolidated Financial Statements.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require new fair value measurements, but provides guidance on how to measure fair value by establishing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that the adoption of SFAS 157 will have on our Consolidated Financial Statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires an analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for the annual financial statements covering the first fiscal year ending after November 15, 2006. We are currently evaluating the impact that the adoption of SAB 108 will have on our Consolidated Financial Statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for tax positions taken or expected to be taken in a tax return. FIN 48 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for related interest and penalties. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. We are currently evaluating the impact that the adoption of FIN 48 will have on our Consolidated Financial Statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets–an amendment of FASB Statement No. 140” (“SFAS 156”), which provides some relief for servicers that use derivatives to economically hedge fluctuations in the fair value of their servicing rights and changes how gains and losses are computed in certain transfers or securitizations. SFAS 156 revised the accounting for servicing assets and obligations associated with financial assets that are acquired or disposed. SFAS 156 is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS 156 in the three months ended December 31, 2006 did not have a material impact on our Consolidated Financial Statements.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments–an amendment of FASB Statements No. 133 and 140” (“SFAS 155”), which resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006. The adoption of SFAS 155 in the three months ended December 31, 2006 did not have a material impact on our Consolidated Financial Statements.

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

Note 3 - Comprehensive Income

The following table computes comprehensive income.

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2007	2006	2007	2006
Net income	$440,866	$196,516	$867,666	$514,485
Net unrealized (losses) gains on investments, net of tax	(18,638)	9,589	13,711	13,476
Currency translation adjustments	6,738	6,393	26,141	146
Other	—	—	1,831	(571)

Comprehensive Income	$428,966	$212,498	$909,349	$527,536

Note 4 - Earnings per Share

We computed earnings per share as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per share data)	2007	2006	2007	2006
Net income as reported	$440,866	$196,516	$867,666	$514,485
Adjustments, net of taxes	(55)	976	(55)	3,471

Adjusted net income	$440,811	$197,492	$867,611	$517,956

Weighted-average shares outstanding–basic	251,763	258,110	252,085	255,618
Incremental shares from assumed conversions:
Common stock options and nonvested stock awards and stock unit awards	3,397	3,930	3,066	3,924
Zero coupon convertible senior notes	—	3,397	—	5,575

Weighted-average shares outstanding–diluted	255,160	265,437	255,151	265,117

Earnings per Share
Basic	$1.75	$0.76	$3.44	$2.01
Diluted	1.73	0.74	3.40	1.95

In computing diluted earnings per share for the three and six months ended March 31, 2007, we adjusted net income for the effect of an accelerated stock repurchase agreement entered into in March 2007 (see Note 12 – Common Stock Repurchases). In computing diluted earnings per share for the three and six months ended March 31, 2006, we adjusted net income for the effect of zero coupon convertible senior notes.

For the three and six months ended March 31, 2007, approximately 0.6 thousand and 21.5 thousand nonvested shares related to grants of stock awards and stock unit awards were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. There were no nonvested shares excluded from the computation of diluted earnings per share for the three months ended March 31, 2006 and there were 68.5 thousand nonvested shares excluded from the computation of diluted earnings for the six months ended March 31, 2006.

Note 5 - Cash and Cash Equivalents

We disclose cash and cash equivalents as separate components of current assets and in banking/finance assets in our Condensed Consolidated Balance Sheets. Cash and cash equivalents consisted of the following:

(in thousands)	March 31, 2007	September 30, 2006
Cash and due from banks	$625,003	$418,142
Federal funds sold and securities purchased under agreements to resell	106,739	187,071
Securities of U.S. federal agencies, money market mutual funds, time deposits and other	3,247,426	3,007,922

Total	$3,979,168	$3,613,135

Federal Reserve Board regulations require reserve balances on deposits to be maintained with the Federal Reserve Banks by banking subsidiaries. The required reserve balances were $0.8 million at March 31, 2007 and $4.0 million at September 30, 2006.

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

	Three Months Ended March 31, 2007
(in thousands)	Before Consolidation	Sponsored Investment Products	Consolidated
Operating Revenues
Investment management fees	$851,346	$(550)	$850,796
Underwriting and distribution fees	571,096	(248)	570,848
Shareholder servicing fees	68,342	(9)	68,333
Consolidated sponsored investment products income, net	—	1,327	1,327
Other, net	17,702	—	17,702

Total operating revenues	1,508,486	520	1,509,006

Operating Expenses	1,009,923	—	1,009,923

Operating income	498,563	520	499,083

Other Income (Expenses)
Consolidated sponsored investment products gains, net	—	13,755	13,755
Investment and other income (expenses), net	118,440	(17,583)	100,857
Interest expense	(5,990)	—	(5,990)

Other income, net	112,450	(3,828)	108,622

Income before taxes on income	611,013	(3,308)	607,705
Taxes on income	166,885	(46)	166,839

Net Income	$444,128	$(3,262)	$440,866

	Six Months Ended March 31, 2007
(in thousands)	Before Consolidation	Sponsored Investment Products	Consolidated
Operating Revenues
Investment management fees	$1,686,727	$(4,041)	$1,682,686
Underwriting and distribution fees	1,081,168	(547)	1,080,621
Shareholder servicing fees	135,914	(16)	135,898
Consolidated sponsored investment products income, net	—	2,164	2,164
Other, net	35,452	—	35,452

Total operating revenues	2,939,261	(2,440)	2,936,821

Operating Expenses	1,929,668	—	1,929,668

Operating income	1,009,593	(2,440)	1,007,153

Other Income (Expenses)
Consolidated sponsored investment products gains, net	—	44,041	44,041
Investment and other income (expenses), net	195,012	(23,046)	171,966
Interest expense	(12,112)	—	(12,112)

Other income, net	182,900	20,995	203,895

Income before taxes on income	1,192,493	18,555	1,211,048
Taxes on income	337,339	6,043	343,382

Net Income	$855,154	$12,512	$867,666

	March 31, 2007
(in thousands)	Before Consolidation	Sponsored Investment Products	Consolidated
Assets
Current assets	$5,181,121	$154,013	$5,335,134
Banking/finance assets	983,391	—	983,391
Non-current assets	3,319,369	(20,984)	3,298,385

Total Assets	$9,483,881	$133,029	$9,616,910

Liabilities and Stockholders’ Equity
Current liabilities	$878,242	$55,407	$933,649
Banking/finance liabilities	742,935	—	742,935
Non-current liabilities	815,815	(18,897)	796,918

Total Liabilities	2,436,992	36,510	2,473,502
Minority interest	26,343	86,084	112,427
Total stockholders’ equity	7,020,546	10,435	7,030,981

Total Liabilities and Stockholders’ Equity	$9,483,881	$133,029	$9,616,910

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

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2007	2006	2007	2006
Net sale proceeds	$—	$—	$353,508	$348,332
Less: net carrying amount of loans held for sale	—	—	351,013	348,169

Pre-Tax Gain	$—	$—	$2,495	$163

When we sell automobile loans in a securitization transaction, we record an interest-only strip receivable. The interest-only strip receivable represents our contractual right to receive interest from the pool of securitized loans after the payment of required amounts to holders of the securities and certain other costs associated with the securitization. Automobile loans sold in a securitization transaction in the six months ended March 31, 2007, included loans held by a special purpose statutory Delaware trust (the “Trust”) that was organized in fiscal year 2005 to hold our loans held for sale and issue notes under a variable funding note warehouse credit facility (see Note 9 - Debt). Directly and through the Trust, which is consolidated in our results of operations, we also enter into interest-rate swap agreements, accounted for as freestanding derivatives, intended to mitigate the interest risk between the fixed interest rate on the pool of automobile loans and the floating interest rate being paid under the variable funding note warehouse credit facility until the securitization and sale of the related loans. The fair value of interest-rate swaps outstanding at March 31, 2007 of approximately $675.4 thousand was reflected as an asset on the Condensed Consolidated Balance Sheet. These interest rate swaps, with a notional value of $254.0 million, mitigate the interest risk between the fixed interest rate on the pool of automobile loans that were funded subsequent to the securitization transaction that occurred in the three months ended December 31, 2006 and the floating interest rate being paid under the variable funding note warehouse credit facility.

We generally estimate fair value based on the present value of future expected cash flows. The key assumptions used in the present value calculations of our securitization transactions at the date of securitization were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Excess cash flow discount rate (annual rate)	—%	—%	12.0%	12.0%
Cumulative life loss rate	—%	—%	4.0%	3.2%
Pre-payment speed assumption (average monthly rate)	—%	—%	1.6%	1.6%

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

We generally estimate the fair value of the interest-only strips at each period-end based on the present value of future expected cash flows, consistent with the methodology used at the date of securitization. The following shows the carrying value and the sensitivity of the interest-only strips receivable to hypothetical adverse changes in the key economic assumptions used to measure fair value:

(dollar amounts in thousands)	March 31, 2007	September 30, 2006
Carrying amount/fair value of interest-only strips receivable	$19,148	$10,559

Excess cash flow discount rate (annual rate)	12.0%	12.0%
Impact on fair value of 10% adverse change	$(254)	$(148)
Impact on fair value of 20% adverse change	(499)	(293)

Cumulative life loss rate	3.9%	3.3%
Impact on fair value of 10% adverse change	$(1,138)	$(2,093)
Impact on fair value of 20% adverse change	(2,103)	(4,185)

Pre-payment speed assumption (average monthly rate)	1.6%	1.6%
Impact on fair value of 10% adverse change	$(1,215)	$(1,483)
Impact on fair value of 20% adverse change	(1,963)	(3,082)

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

The following table is a summary of cash flows received from and paid to securitization trusts.

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2007	2006	2007	2006
Servicing fees received	$3,293	$3,645	$7,374	$6,272
Interest-only strips cash flows received	3,648	1,900	6,837	6,967
Purchase of loans from trusts	(366)	(122)	(10,943)	(23,719)

Amounts payable to the trustee related to loan principal and interest collected on behalf of the trusts of $38.2 million at March 31, 2007 and $40.2 million at September 30, 2006 are included in other banking/finance liabilities.

The following table shows details of the loans we manage that are held by securitization trusts.

(in thousands)	March 31, 2007	September 30, 2006
Principal amount of loans	$660,197	$514,837
Principal amount of loans 30 days or more past due	12,375	11,438

Net charge-offs on the securitized loan portfolio were $3.4 million and $6.3 million for the three and six months ended March 31, 2007 and $2.7 million and $6.0 million for the three and six months ended March 31, 2006.

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

Intangible assets, other than goodwill were as follows:

	March 31, 2007
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Customer base	$165,380	$(86,903)	$78,477
Other	35,023	(26,437)	8,586

	200,403	(113,340)	87,063
Non-amortized intangible assets
Investment management contracts	482,300	—	482,300

Total	$682,703	$(113,340)	$569,363

	September 30, 2006
(in thousands	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Customer base	$165,606	$(82,616)	$82,990
Other	35,018	(25,473)	9,545

	200,624	(108,089)	92,535

Non-amortized intangible assets
Investment management contracts	482,098	—	482,098

Total	$682,722	$(108,089)	$574,633

The gross and net carrying amounts of certain of our intangible assets are subject to foreign currency movements because they are denominated in currencies other than the U.S. dollar.

The change in the carrying value of goodwill was as follows:

(in thousands)
Balance at September 30, 2006	$1,406,825
Foreign currency movements	(364)

Balance at March 31, 2007	$1,406,461

Estimated amortization expense related to definite-lived intangible assets for each of the next 5 fiscal years is as follows:

(in thousands)

for the Fiscal Years Ending September 30,
2007	$10,666
2008	10,594
2009	10,595
2010	10,595
2011	10,459

Note 9 - Debt

Outstanding debt consisted of the following:

(in thousands)	March 31, 2007	September 30, 2006
Current
Variable Funding Notes	$241,574	$232,330
Commercial paper	168,070	168,063

	409,644	400,393
Non-Current
Medium Term Notes	420,000	420,000
Other	182,645	207,919

	602,645	627,919

Total Debt	$1,012,289	$1,028,312

Federal funds purchased, when outstanding, are included in other liabilities of the banking/finance operating segment.

Our banking/finance segment finances its automotive lending business primarily by issuing variable funding notes (the “Variable Funding Notes”) under a one-year revolving $250.0 million variable funding note warehouse credit facility, originally entered into in March 2005, and subsequently extended for additional one-year terms in March 2006 and March 2007. The Variable Funding Notes are payable to certain administered conduits and are secured by cash and a pool of automobile loans that meet or are expected to meet certain eligibility requirements. Credit enhancements for the Variable Funding Notes require us to provide, as collateral, loans held for sale with a fair value in excess of the principal amount of the Variable Funding Notes, as well as to hold in trust additional cash balances to cover certain shortfalls. In addition, we provide a payment provider commitment in an amount not to exceed 4.66% of the pool balance. We also enter into interest-rate swap agreements, accounted for as freestanding derivatives, intended to mitigate the interest-rate risk between the fixed interest rate on the pool of automobile loans and the floating interest rate being paid on the Variable Funding Notes. We expect to extend or replace the variable funding warehouse credit facility upon the expiration of the current facility.

In April 2003, we completed the sale of five-year senior notes due April 15, 2008 totaling $420.0 million (the “Medium Term Notes”). The Medium Term Notes, which were offered to qualified institutional buyers only, carry an interest rate of 3.7% and are not redeemable prior to maturity by either the note holders or us. Interest payments are due semi-annually.

Other long-term debt primarily relates to deferred commission liabilities recognized in relation to deferred commission assets (“DCA”) originated in the United States that were originally financed through a sale to Lightning Finance Company Limited (“LFL”), a company in which we hold a 49% ownership interest. In December 2005, LFL transferred substantially all of its DCA to Lightning Asset Finance Limited (“LAFL”), an Irish special purpose vehicle formed in December 2005, in which we also hold a 49% ownership interest. The holder of the 51% ownership interests in both LFL and LAFL is a subsidiary of an international banking institution which is not affiliated with Franklin Templeton Investments. Due to our significant interest in both LFL and LAFL, we continue to carry on our balance sheet the DCA generated in the United States and originally sold to LFL by Franklin/Templeton

Distributors, Inc. (“FTDI”) until these assets are amortized or sold by LAFL. Neither we nor our distribution subsidiaries retain any direct ownership interest in the DCA sold, and, therefore, the sold DCA are not available to satisfy claims of our creditors or those of our distribution subsidiaries.

At March 31, 2007, we had $420.0 million available under a Five Year Facility Credit Agreement with certain banks and financial institutions expiring in the fiscal year ending September 30, 2010, $300.0 million of debt and equity securities available to be issued under a shelf registration statement filed with the SEC and $330.0 million of commercial paper available for issuance under a $500.0 million private placement. In addition, at March 31, 2007, our banking/finance operating segment had $451.0 million in available uncommitted short-term bank lines under the Federal Reserve Funds system, the Federal Reserve Bank discount window, and Federal Home Loan Bank short-term borrowing capacity.

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

In relation to the automobile loan securitization transactions that we have entered into with a number of qualified special purpose entities, we are obligated to cover shortfalls in amounts due to the holders of the notes up to certain levels as specified under the related agreements. As of March 31, 2007, the maximum potential amount of future payments related to these obligations was $39.0 million and the fair value of obligations arising from automobile securitization transactions entered into subsequent to December 31, 2002 reflected on our Condensed Consolidated Balance Sheet at March 31, 2007 was $0.2 million.

At March 31, 2007, our banking/finance operating segment had issued financial standby letters of credit totaling $1.3 million which beneficiaries would be able to draw upon in the event of non-performance by our customers, primarily in relation to lease and lien obligations of these banking customers. These standby letters of credit were secured by marketable securities with a fair value of $2.9 million as of March 31, 2007.

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

As also previously reported, various subsidiaries of the Company, as well as certain Templeton Fund registrants, were named in several class action lawsuits originally filed in state courts in Illinois, alleging breach of duty with respect to the valuation of the portfolio securities of certain Templeton Funds managed by such subsidiaries, and seeking, among other relief, monetary damages and attorneys’ fees and costs, as follows:

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

In April 2005, defendants removed these lawsuits to the United States District Court for the Southern District of Illinois. On July 12, 2005, the court dismissed with prejudice one of these lawsuits, Bradfisch v. Templeton Funds, Inc., et al., and dismissed the remaining three lawsuits on August 25, 2005. Plaintiffs appealed the dismissals to the United States Court of Appeals for the Seventh Circuit (Bradfisch v. Templeton Funds, Inc., et al., Case No. 05-3390, Woodbury v. Templeton Global Smaller Companies Fund, Inc., et al., Case No. 05-3559, Kwiatkowski v. Templeton Growth Fund, Inc., et al., Case No. 05-3558, Parise v. Templeton Funds, Inc., et al., Case No. 05-3586). On May 19, 2006, the Seventh Circuit affirmed the dismissals. Plaintiffs’ subsequent requests to the Seventh Circuit for reconsideration were also denied. On November 13, 2006, plaintiffs filed a petition for certiorari to the United States Supreme Court. On February 20, 2007, the United States Supreme Court denied the petition, rendering dismissal of these lawsuits final.

In addition, Franklin Templeton Investments Corp. (“FTIC”), a subsidiary of the Company and the investment manager of Franklin Templeton’s Canadian mutual funds, has been named in four class action market timing lawsuits in Canada. The lawsuits contain allegations similar or identical to allegations asserted by the Ontario Securities Commission in its March 3, 2005 order concerning market timing activities by three institutional investors in certain Canadian mutual funds managed by FTIC between February 1999 and February 2003, as previously reported. The lawsuits seek, among other relief, monetary damages, an order barring any increase in management fees for a period of two years following judgment, and/or attorneys’ fees and costs, as follows: Huneault v. AGF Funds, Inc., et al., Case No. 500-06-000256-046, filed on October 25, 2004 in the Superior Court for the Province of Quebec, District of Montreal; Heinrichs, et al. v. CI Mutual Funds, Inc., et al., Case No. 04-CV-29700, filed on December 17, 2004 in the Ontario Superior Court of Justice; Richardson v. Franklin Templeton Investments Corp., Case No. 05-CV-303069, filed on December 23, 2005 in the Ontario Superior Court of Justice; and Fischer, et al., v. IG Investment Management Ltd., et al. Case No. 06-CV-307599CP, filed on March 9, 2006 in the Ontario Superior Court of Justice.

As also previously reported, the Company and certain of its subsidiaries have been named in multiple lawsuits alleging violations of federal securities and state laws relating to marketing support payments and/or payment of allegedly excessive commissions, and advisory and distribution fees. All officers and directors originally named in these lawsuits have since been dismissed without prejudice pursuant to stipulated tolling agreements. These lawsuits are styled as class actions and/or derivative actions brought on behalf of certain Funds, and seek, among other relief, monetary damages, restitution, an accounting of all fees, commissions and soft dollar payments, declaratory relief, injunctive relief, and/or attorneys’ fees and costs, and are as follows:

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

The United States District Court for the District of New Jersey consolidated for pretrial purposes four of the above lawsuits (Stephen Alexander IRA, Tricarico, Wilcox, and Wolbrink) into a single master file entitled “In re Franklin Mutual Funds Fee Litigation” (Case No. 04-cv-982 (WJM)(RJH)). Following a September 9, 2005 order of dismissal with leave to amend certain claims, on March 10, 2006, plaintiffs in those lawsuits filed a second amended derivative consolidated complaint (the “Complaint”). Defendants moved to dismiss the Complaint on June 9, 2006. On March 13, 2007, the court granted defendants’ motion and dismissed the Complaint with prejudice. On April 12, 2007, plaintiffs filed a notice of appeal to the United States Court of Appeals for the Third Circuit.

On February 14, 2007 and March 16, 2007, respectively, the United States District Court for the Northern District of California ordered the transfer of the Alexander and Ulferts lawsuits, referenced above, to the United States District Court for the District of New Jersey (Alexander v. Franklin Resources, Inc., et al., Case No. 2:07-cv-00848 WJM-MF and Ulferts v. Franklin Resources, Inc., et.al., Case No. 2:07-cv-01309 WJM-MF).

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

Other Commitments and Contingencies

We have reviewed our interest in LAFL and LFL for consolidation under FIN 46-R. Based on our analysis, we determined that we hold a significant interest in both LAFL and LFL; however, we are not the primary beneficiary of either company because we do not hold a majority of the risks and rewards of ownership. At March 31, 2007, total assets of LAFL and LFL were approximately $394.5 million and $11.2 million and our exposure to loss related to LAFL and LFL was approximately $194.1 million and $1.0 million. During the three and six months ended March 31, 2007, we recognized pre-tax income of $1.4 million and $1.1 million for our share of LAFL’s and LFL’s net income over these periods. Due to our significant interest in both LAFL and LFL, we continue to carry on our balance sheet the DCA originally sold to LFL by FTDI until these assets are amortized or sold by LAFL. Neither we nor our distribution subsidiaries retain any direct ownership interest in the DCA sold, and therefore, the sold DCA are not available to satisfy claims of our creditors or those of our distribution subsidiaries.

At March 31, 2007, the total assets in sponsored investment products in which we held a significant interest under FIN 46-R were approximately $1,124.6 million and our exposure to loss as a result of our interest in these products was $165.4 million. These amounts represent our maximum exposure to loss and do not reflect our estimate of the actual losses that could result from adverse changes.

In July 2003, we renegotiated an agreement, originally signed in February 2001, to outsource the operation of our U.S. data centers, which includes responsibility for processing data and managing the centers. We can terminate the amended agreement by incurring a termination charge. The maximum termination charge payable will depend on the termination date of the amended agreement, the service levels before our termination of the agreement, costs incurred by our service provider to wind-down the services and costs associated with assuming equipment leases. As of March 31, 2007, we estimated that the termination fee payable in April 2007, not including costs associated with assuming equipment leases, would approximate $8.9 million and would decrease each month thereafter, reaching a payment of approximately $2.2 million in July 2008.

At March 31, 2007, our banking/finance operating segment had commitments to extend credit aggregating $230.1 million, primarily under credit card lines.

Under an accelerated stock repurchase agreement with an unrelated counterparty (see Note 12 – Common Stock Repurchases), we will either receive or pay a future price adjustment based generally on the daily volume-weighted average prices of our common stock over a period of up to several months. The price adjustment can be settled, at our option, in cash or shares of our common stock.

We lease office space and equipment under long-term operating leases. At March 31, 2007, there were no material changes in leasing arrangements that would have a significant effect on future minimum lease payments reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

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

As a result of adopting SFAS 123R, income before income taxes for the three and six months ended March 31, 2007 included $1.8 million and $3.8 million of compensation costs that would not have been recognized under our previous accounting method for stock-based compensation. Income before income taxes for the three and six months ended March 31, 2006 included $5.0 million and $9.9 million of compensation costs that would not have been recognized under our previous accounting method for stock-based compensation. Net income for the three and six months ended March 31, 2007 included $1.8 million and $3.7 million of compensation costs, net of taxes that would not have been recognized under our previous accounting method for stock-based compensation. Net income for the three and six months ended March 31, 2006 included $5.2 million and $8.8 million of compensation costs, net of taxes that would not have been recognized under our previous accounting method for stock-based compensation. Had we not adopted SFAS 123R, basic and diluted earnings per share would have been $0.01 higher for the six months ended March 31, 2007, and basic and diluted earnings per share would have been unchanged for the three months ended Match 31, 2007. If we had not adopted SFAS 123R in the fiscal year ended March 31, 2006, basic and diluted earnings per share for the three and six months ended March 31, 2006, would have been $0.02 higher and $0.04 higher.

Prior to the adoption of SFAS 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for stock-based payments (“excess tax benefits”) to be classified as financing cash flows. The excess tax benefit of $1.3 million and $34.3 million and $10.4 million and $19.3 million for the three and six months ended March 31, 2007 and 2006, respectively that was classified as a financing cash inflow, would have been classified as an operating cash inflow if we had not adopted SFAS 123R.

We sponsor the Amended and Restated Annual Incentive Plan (the “AIP”) and the 2002 Universal Stock Incentive Plan (the “USIP”). Under the terms of the AIP, eligible employees may receive cash, equity awards and/or cash-settled equity awards generally based on the performance of Franklin Templeton Investments, its funds, and the performance of the individual employee. The USIP provides for the issuance of up to 30.0 million shares of our common stock for various stock-related awards to officers, directors and employees. At March 31, 2007, approximately 5.8 million shares were available for grant under the USIP. In addition to stock awards and stock unit awards, we may award options and other forms of stock-based compensation to officers, directors and employees under the USIP. The Compensation Committee of the Board of Directors determines the terms and conditions of awards under the AIP and USIP.

Stock Options

The following table summarizes stock option activity:

(in thousands, except weighted average exercise price)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2006	5,111	$38.04	4.6	$346,023
Granted	—	—	—	—
Exercised	(405)	40.60	4.3
Cancelled	(3)	47.85	3.6
Forfeited/expired	—	—	—

Outstanding at December 31, 2006	4,703	$37.82	4.3	$340,262
Granted	—	—	—
Exercised	(358)	38.81	3.8
Cancelled	(6)	39.64	3.1
Forfeited/expired	—	—	—

Outstanding at March 31, 2007	4,339	$37.73	4.1	$360,518

Exercisable at March 31, 2007	4,311	$37.63	4.2	$358,690

Stock option awards outstanding under the USIP generally have been granted at prices which are either equal to or above the market value of the underlying common stock on the date of grant, generally vest over three years and expire no later than ten years after the grant date. We have not granted stock option awards under the USIP since November 2004.

Effective October 1, 2005, compensation expense related to nonvested options is recognized ratably over the remaining requisite service period. At March 31, 2007, total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted average vesting period of 0.5 years, was not material.

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

Total unrecognized compensation cost related to nonvested stock awards and stock unit awards, net of estimated forfeitures, was $90.2 million at March 31, 2007. This cost is expected to be recognized over a remaining weighted-average vesting period of 2.2 years.

The following is a summary of nonvested stock award and stock unit award activity:

(shares in thousands)	Shares	Weighted- Average Grant- Date Fair Value
Nonvested balance at September 30, 2006	697	$75.89
Granted	720	109.87
Vested	(5)	94.98
Forfeited	(16)	80.58

Nonvested Balance at December 31, 2006	1,396	$93.03
Granted	27	118.50
Vested	(136)	65.77
Forfeited	(16)	92.37

Nonvested Balance at March 31, 2007	1,271	$96.78

Our stock awards generally entitle holders to the right to sell their shares of common stock once the awards vest. Stock unit awards generally entitle holders to receive the underlying shares of common stock once the awards vest. In addition, certain performance-based stock awards were granted to our Chief Executive Officer. The total number of shares ultimately received by the Chief Executive Officer depends on our performance against specified performance goals and is subject to vesting provisions. At March 31, 2007, the balance of nonvested shares granted to the Chief Executive Officer and subject to vesting upon the achievement of prior years’ performance goals, set or determined in prior years, was 11.5 thousand and had a weighted-average grant-date fair value of $97.54 per share.

Employee Stock Investment Plan

The Franklin Resources, Inc. 1998 Employee Stock Investment Plan (the “ESIP”) allows eligible participants to buy shares of our common stock at 90% of its market value on defined dates and, at the Company’s sole discretion, to receive a 50% match of the shares purchased, provided the employee, among other conditions, has held the previously purchased shares for a defined period. The Compensation Committee and the Board of Directors determine the terms and conditions of awards under the ESIP. A total of 202.8 thousand shares were issued under the ESIP for the three and six months ended March 31, 2007. At March 31, 2007, 4.2 million shares were reserved for future issuance under this plan.

All Stock-Based Plan Arrangements

Total stock-based compensation costs of $23.8 million and $38.2 million and $14.4 million and $28.6 million were recognized in the Condensed Consolidated Statements of Income for the three and six months ended March 31, 2007 and 2006, respectively. Included in stock-based compensation costs for the three and six months ended March 31, 2007 and 2006, were amounts classified as compensation and benefits liabilities in our Consolidated Balance Sheets. The income tax benefits from stock-based arrangements totaled $2.3 million and $41.8 million and $13.3 million and $25.0 million for the three and six months ended March 31, 2007 and 2006, respectively with approximately $2.2 million and $32.2 million and $10.6 million and $20.0 million attributed to stock option exercises for the same periods. Cash received from stock option exercises for the three and six months ended March 31, 2007 and 2006 was $13.9 million and $30.3 million and $32.2 million and $70.8 million, respectively. We generally do not repurchase shares upon share option exercise or vesting of stock awards and stock unit awards. However, in order to pay taxes due in connection with the vesting of employee and executive officer stock awards and stock unit awards under the USIP and in connection with matching grants under the ESIP, we repurchase shares to pay such taxes using a net stock-issuance method.

Note 12 - Common Stock Repurchases

During the three and six months ended March 31, 2007, we repurchased 4.6 million and 5.2 million shares of our common stock at a cost of $529.9 million and $603.6 million. The common stock repurchases made during the three months ended March 31, 2007, reduced our capital in excess of par value to nil and the excess amount was recognized as a reduction to retained earnings. Approximately 4.2 million shares of our common stock remained available for repurchase under our existing stock repurchase program at March 31, 2007. During the three and six months ended March 31, 2006, we repurchased 0.4 million and 0.9 million shares of our common stock at a cost of $39.4 million and $84.4 million, respectively. Our stock repurchase program is not subject to an expiration date.

Included in the 4.6 million shares of our common stock that we repurchased during the three months ended March 31, 2007, were 4.0 million shares repurchased under an accelerated stock repurchase agreement with an unrelated counterparty, a global investment bank, at an initial price of $116.14 per share or a cash payment totaling $464.6 million. Under the terms of the agreement, we will either receive or pay a future price adjustment based generally on the daily volume-weighted average prices of our common stock over a period of up to several months. The price adjustment can be settled, at our option, in cash or shares of our common stock.

Note 13 - Segment Information

We based our operating segment selection process primarily on services offered. We derive the majority of our revenues and net income from providing investment management, fund administration, shareholder services, transfer agency, underwriting, distribution, custodial, trustee and other fiduciary services (collectively “investment management and related services”) to retail mutual funds, and to institutional, high net-worth and separately-managed accounts and other investment products, collectively, “sponsored investment products”. This is our primary business activity and operating segment. Our sponsored investment products and investment management and related services are distributed or marketed to the public globally under six distinct names: Franklin, Templeton, Mutual Series, Bissett, Fiduciary Trust, and Darby.

Our secondary business and operating segment is banking/finance. The banking/finance operating segment offers selected retail-banking services to high net-worth clients and consumer lending and trust services. Our consumer lending activities include automotive lending related to the purchase, securitization, and servicing of retail installment sales contracts originated by independent automobile dealerships, consumer credit and debit cards, real estate equity lines, home equity/mortgage lending, and other consumer lending.

Financial information for our two operating segments is presented in the table below. Operating revenues of the banking/finance operating segment are reported net of interest expense and the provision for probable loan losses.

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2007	2006	2007	2006
Operating Revenues
Investment management and related services	$1,493,919	$1,241,911	$2,906,583	$2,411,408
Banking/finance	15,087	12,859	30,238	24,814

Total	$1,509,006	$1,254,770	$2,936,821	$2,436,222

Income Before Taxes on Income
Investment management and related services	$600,424	$409,723	$1,195,762	$843,182
Banking/finance	7,281	5,289	15,286	10,408

Total	$607,705	$415,012	$1,211,048	$853,590

Operating segment assets were as follows:

(in thousands)	March 31, 2007	September 30, 2006
Investment management and related services	$8,633,519	$8,350,966
Banking/finance	983,391	1,148,893

Total	$9,616,910	$9,499,859

All of our goodwill and intangible assets, as well as substantially all of our depreciation and amortization costs and expenditures on long-lived assets, relate to our investment management and related services operating segment.

Operating revenues of the banking/finance operating segment included above were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2007	2006	2007	2006
Interest and fees on loans	$11,997	$ 7,667	$17,356	$18,249
Interest and dividends on investment securities	5,803	4,700	11,075	8,076

Total interest income	17,800	12,367	28,431	26,325
Interest on deposits	(3,873)	(3,550)	(7,593)	(6,515)
Interest on short-term debt	(3,478)	(1,172)	(4,563)	(4,110)
Interest expense – inter-segment	—	—	(139)	(220)

Total interest expense	(7,351)	(4,722)	(12,295)	(10,845)
Net interest income	10,449	7,645	16,136	15,480
Other income	4,597	5,008	15,239	11,145
Provision for probable loan losses	41	206	(1,137)	(1,811)

Total Operating Revenues	$15,087	$12,859	$30,238	$24,814

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain a minimum Tier 1 capital and Tier 1 leverage ratio (as defined in the regulations), as well as minimum Tier 1 and Total risk-based capital ratios (as defined in the regulations). Based on our calculations, at March 31, 2007, and September 30, 2006, we exceeded the capital adequacy requirements applicable to us as listed below.

(dollar amounts in thousands)	March 31, 2007	September 30, 2006	Capital Adequacy Minimum
Tier 1 capital	$5,060,616	$4,707,956	N/A
Total risk-based capital	5,062,742	4,710,636	N/A
Tier 1 leverage ratio	65%	66%	4%
Tier 1 risk-based capital ratio	97%	92%	4%
Total risk-based capital ratio	97%	92%	8%

Note 15 – Subsequent Events

On April 3, 2007, Franklin Templeton Investments acquired the remaining 25% interest in its joint ventures in India, Franklin Templeton Asset Management (India) Private Limited and Franklin Templeton Trustee Services Private Limited from an unrelated third-party for approximately $89.7 million in cash.

On April 3, 2007, we completed a securitization transaction of automobile loans held for sale with a carrying value of approximately $325.9 million for net sale proceeds of approximately $328.6 million and a pre-tax gain of approximately $2.7 million. A portion of the proceeds was used to settle Variable Funding Notes outstanding.

On April 4, 2007, we sold Templeton Funds Annuity Company (“TFAC”), a wholly-owned subsidiary and a life insurance company, for approximately $14.5 million in cash. Our Consolidated Balance Sheet at March 31, 2007, included assets held for sale of approximately $21.9 million, classified in deferred taxes and other current assets, and liabilities held for sale of approximately $9.8 million, classified in other current liabilities, that related to TFAC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q includes trademarks and registered trademarks of Franklin Resources, Inc. (the “Company” or “we”) and its direct and indirect subsidiaries.

Forward-Looking Statements

In this section, we discuss and analyze the results of operations and financial condition of Franklin Resources, Inc. (the “Company” or “we”) and its subsidiaries (collectively, “Franklin Templeton Investments”). In addition to historical information, we also make statements relating to the future, called “forward-looking” statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will”, “may”, “should”, “could”, “expect”, “believe”, “anticipate”, “intend”, or other similar words. Moreover, statements that speculate about future events are forward-looking statements. These forward-looking statements involve a number of known and unknown risks, uncertainties and other important factors that could cause the actual results and outcomes to differ materially from any future results or outcomes expressed or implied by such forward-looking statements. You should carefully review the “Risk Factors” section set forth below and in any more recent filings with the U.S. Securities and Exchange Commission (the “SEC”), each of which describes these risks, uncertainties and other important factors in more detail. While forward-looking statements are our best prediction at the time that they are made, you should not rely on them. We undertake no obligation, unless required by law, to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Quarterly Report on Form 10-Q.

Overview

We derive the majority of our operating revenues and net income from providing investment management, fund administration, shareholder services, transfer agency, underwriting, distribution, custodial, trustee and other fiduciary services (collectively “investment management and related services”) to retail mutual funds, and to institutional, high net-worth and separately-managed accounts and other investment products, collectively, “sponsored investment products”. This is our primary business activity and operating segment. Our sponsored investment products and investment management and related services are distributed or marketed to the public globally under six distinct names:

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

Our secondary business and operating segment is banking/finance. The banking/finance operating segment offers selected retail-banking services to high net-worth clients and consumer lending and trust services. Our consumer lending activities include automotive lending related to the purchase, securitization, and servicing of retail installment sales contracts originated by independent automobile dealerships, consumer credit and debit cards, real estate equity lines, home equity/mortgage lending, and other consumer lending.

In the three and six months ended March 31, 2007, our investment management and related services operating segment continued to experience record levels of assets under management. In addition to market appreciation, which reflected, among other things, the positive performance of many equity markets globally, this growth resulted from excess sales over redemptions. In part, we attribute the continued positive trend in excess sales over redemptions to the strong relative performance of our product offerings, the successful marketing to and diversification of our client base and our focus on customer service. Consistent with the increase in our assets under management, we experienced growth in net income and higher diluted earnings per share in the three and six months ended March 31, 2007, as compared to the three and six months ended March 31, 2006.

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

RESULTS OF OPERATIONS

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(dollar amounts in millions, except per share data)	2007	2006		2007	2006
Net Income	$440.9	$196.5	124%	$867.7	$514.5	69%
Earnings Per Common Share
Basic	$1.75	$0.76	130%	$3.44	$2.01	71%
Diluted	1.73	0.74	134%	3.40	1.95	74%
Operating Margin [1]	33%	28%		34%	31%

[1]	Defined as operating income divided by total operating revenues.

Net income increased by 124% and 69% for the three and six months ended March 31, 2007, as compared to the same periods in the prior fiscal year reflecting higher fees for providing investment management and fund administration services (“investment management fees”) and underwriting and distribution fees, consistent with a 17% increase in simple monthly average assets under management and higher gross sales on which commissions are earned, partially offset by higher underwriting and distribution expenses. In addition, in the three months ended March 31, 2006 we recognized an income tax charge of $111.6 million related to repatriated earnings of our foreign subsidiaries under the American Jobs Creation Act of 2004 (the “Jobs Act”), and a non-cash impairment charge of $68.4 million to the customer base intangible assets of Fiduciary Trust Company International (“Fiduciary Trust”) relating to the reorganization of its business.

Diluted earnings per share increased by 134% and 74% for the three and six months ended March 31, 2007, as compared to the same periods in the prior fiscal year, consistent with the increase in net income and a decrease in diluted average common shares outstanding during the three and six months ended March 31, 2007.

ASSETS UNDER MANAGEMENT

(in billions)	March 31, 2007	March 31, 2006	Percent Change
Equity
Global/international	$248.7	$210.8	18%
Domestic (U. S.)	95.1	84.8	12%

Total equity	343.8	295.6	16%

Hybrid	105.0	83.5	26%
Fixed-Income
Tax-free	57.3	54.3	6%
Taxable
Domestic (U. S.)	33.0	31.7	4%
Global/international	31.0	20.9	48%

Total fixed-income	121.3	106.9	13%

Money Market	5.9	5.6	5%

Total	$576.0	$491.6	17%

Simple Monthly Average for the Three-Month Period[2]	$563.7	$481.2	17%

Simple Monthly Average for the Six-Month Period[2]	$547.8	$467.6	17%

[2]	Investment management fees from approximately 56% of our assets under management at March 31, 2007 were calculated using daily average assets under management.

Our assets under management at March 31, 2007 were $576.0 billion, 17% higher than they were at March 31, 2006, due to excess sales over redemptions of $24.6 billion and market appreciation of $66.5 billion during the twelve-months ended

March 31, 2007. Simple monthly average assets under management, which are generally more indicative of trends in revenue for providing investment management and fund administration services (“investment management services”) than the year over year change in ending assets under management, were 17% higher for the three and six months ended March 31, 2007 than for the three and six months ended March 31, 2006.

The simple monthly average mix of assets under management is shown below.

	Six Months Ended March 31,
	2007	2006
Equity	60%	59%
Hybrid	18%	17%
Fixed-income	21%	23%
Money market	1%	1%

Total	100%	100%

For the six months ended March 31, 2007, our effective investment management fee rate (investment management fees divided by simple monthly average assets under management) increased to 0.614% from 0.605% for the same period in the prior fiscal year. The change in the mix of assets under management, resulting from higher relative excess sales over redemptions and greater appreciation of equity and hybrid products as compared to fixed-income products, and an increase in performance fees, contributed to an increase in our effective investment management fee rate. Generally, investment management fees earned on equity products are higher than fees earned on fixed-income products.

Assets under management by sales region were as follows:

(dollar amounts in billions)	March 31, 2007	Percent of Total	March 31, 2006	Percent of Total
United States	$402.1	70%	$348.1	71%
Europe	67.2	12%	54.5	11%
Canada	41.9	7%	36.4	7%
Asia/Pacific and other[3]	64.8	11%	52.6	11%

Total	$576.0	100%	$491.6	100%

[3]	Includes multi-jurisdictional assets under management.

Components of the change in our assets under management were as follows:

(dollar amounts in billions)	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2007	2006		2007	2006
Beginning assets under management	$552.9	$464.8	19%	$511.3	$453.1	13%
Sales	43.4	32.6	33%	81.0	62.9	29%
Reinvested distributions	2.3	1.4	64%	15.2	9.8	55%
Redemptions	(32.5)	(30.0)	8%	(60.2)	(54.5)	10%
Distributions	(3.4)	(2.0)	70%	(18.9)	(12.1)	56%
Dispositions	—	—	N/A	(2.0)	—	N/A
Appreciation	13.3	24.8	(46)%	49.6	32.4	53%

Ending Assets Under Management	$576.0	$491.6	17%	$576.0	$491.6	17%

For the three and six months ended March 31, 2007, excess sales over redemptions were $10.9 billion and $20.8 billion as compared to $2.6 billion and $8.4 billion for the same periods in the prior fiscal year. Our products experienced appreciation of $13.3 billion and $49.6 billion for the three and six months ended March 31, 2007, related primarily to our equity products, as compared to market appreciation of $24.8 billion and $32.4 billion for the same periods in the prior fiscal year. Dispositions for the six months ended March 31, 2007 included the divestiture of assets under management of a former subsidiary at October 1, 2006.

OPERATING REVENUES

(dollar amounts in millions)	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2007	2006		2007	2006
Investment management fees	$850.8	$726.0	17%	$1,682.7	$1,413.5	19%
Underwriting and distribution fees	570.8	445.5	28%	1,080.6	860.4	26%
Shareholder servicing fees	68.3	65.1	5%	135.9	129.3	5%
Consolidated sponsored investment products income, net	1.4	2.6	(46)%	2.2	2.8	(21)%
Other, net	17.7	15.6	13%	35.4	30.2	17%

Total Operating Revenues	$1,509.0	$1,254.8	20%	$2,936.8	$2,436.2	21%

Investment Management Fees

Investment management fees, accounting for 56% and 57% of our operating revenues for the three and six months ended March 31, 2007, as compared to 58% for the same periods in the prior fiscal year, are generally calculated under contractual arrangements with our sponsored investment products as a percentage of the market value of assets under management. Annual rates vary by investment objective and type of services provided.

Investment management fees increased 17% and 19% for the three and six months ended March 31, 2007, as compared to the same periods in the prior fiscal year, consistent with a 17% increase in simple monthly average assets under management.

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

Overall, underwriting and distribution fees increased 28% and 26% for the three and six months ended March 31, 2007, as compared to the same periods in the prior fiscal year. Underwriting fees increased 37% and 30% for the three and six months ended March 31, 2007, consistent with a 33% and 29% increase in gross product sales over the same periods. Distribution fees increased 22% for the three and six months ended March 31, 2007, consistent with a 17% increase in simple monthly average assets under management over the same periods, and a shift in simple average mix of assets under management from fixed-income products to equity products. Distribution fees are generally higher for equity products, as compared to fixed-income products.

Shareholder Servicing Fees

Shareholder servicing fees are generally fixed charges per shareholder account that vary with the particular type of fund and the service being rendered. In some instances, sponsored investment products are charged these fees based on the level of assets under management. We receive fees as compensation for providing transfer agency services, including providing customer statements, transaction processing, customer service and tax reporting. In the United States, transfer agency service agreements provide that accounts closed in a calendar year generally remain billable at a reduced rate through the second quarter of the following calendar year. In Canada, such agreements provide that accounts closed in the calendar year remain billable for four months after the end of the calendar year. Accordingly, the level of fees will vary with the growth in new accounts and the level of closed accounts that remain billable. We anticipate that approximately 300 thousand accounts closed in Canada during calendar year 2006 will no longer be billable effective May 1, 2007, as compared to approximately 358 thousand accounts closed during calendar year 2005 that were no longer billable effective May 1, 2006. This event is not expected to have a material impact on the Consolidated Financial Statements as of and for the three and nine months ending June 30, 2007.

Shareholder servicing fees increased 5% for the three and six months ended March 31, 2007, as compared to the same periods in the prior fiscal year. The increase reflects a 14% increase in simple monthly average billable shareholder accounts during both periods, partially offset by a shift to shareholder accounts that are billable at a lower rate, because of service level and changes in the global mix of shareholder accounts.

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

The decrease of 46% and 21% for the three and six months ended March 31, 2007, as compared to the same periods in the prior fiscal year reflects the investment performance of the specific sponsored investment products that we consolidate.

Other, Net

Other, net consists primarily of revenues from our banking/finance operating segment as well as income from custody services. Revenues from the banking/finance operating segment include interest income on loans, servicing income, and investment income on banking/finance investment securities, and are reduced by interest expense and the provision for probable loan losses.

Other, net increased 13% for the three months ended March 31, 2007, as compared to the same period in the prior fiscal year primarily due to an increase in interest income related to our automotive lending business. Other, net increased 17% for the six months ended March 31, 2007, as compared to the same period in the prior fiscal year primarily due to higher securitization gains and net unrealized interest-rate swap losses incurred in the comparative period in the prior fiscal year related to our automotive lending business.

OPERATING EXPENSES

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
(dollar amounts in millions)	2007	2006		2007	2006
Underwriting and distribution	$534.0	$413.2	29%	$1,012.0	$793.3	28%
Compensation and benefits	268.5	231.2	16%	519.5	449.7	16%
Information systems, technology and occupancy	73.9	73.9	—	149.0	147.8	1%
Advertising and promotion	46.0	36.1	27%	80.9	66.5	22%
Amortization of deferred sales commissions	37.7	32.1	17%	71.4	64.1	11%
Amortization of intangible assets	2.6	4.4	(41)%	5.3	8.7	(39)%
Intangible assets impairment	—	68.4	(100)%	—	68.4	(100)%
Other	47.3	45.7	4%	91.6	83.4	10%

Total Operating Expenses	$1,010.0	$905.0	12%	$1,929.7	$1,681.9	15%

Underwriting and Distribution

Underwriting and distribution includes expenses payable to financial advisers and other third parties for providing sales, marketing and distribution services to investors in our sponsored investment products. Underwriting and distribution expense increased 29% and 28% for the three and six months ended March 31, 2007 over the same periods in the prior fiscal year consistent with similar trends in underwriting and distribution revenue.

Compensation and Benefits

Compensation and benefits expense increased 16% for the three and six months ended March 31, 2007, as compared to the same periods in the prior fiscal year primarily due to an increase in bonus expense, including bonus expense under the Amended and Restated Annual Incentive Compensation Plan (the “AIP”), pursuant to which bonus awards have been made, based, in part, on our performance, and in relation to certain performance-based bonus plans outside of the AIP. The increase also reflected our annual merit salary adjustments that were effective December 1, 2006 and higher staffing levels. We continued to experience a decrease in stock option expense in the three and six months ended March 31, 2007, as compared to the same periods in the prior fiscal year as no new awards have been granted since November 2004.

We continue to place a high emphasis on our pay for performance philosophy. As such, any changes in the underlying performance of our sponsored investment products or changes in the composition of our incentive compensation offerings could have an impact on compensation and benefits going forward. However, in order to attract and retain talented individuals, our level of compensation and benefits may increase more quickly or decrease more slowly than our revenue. We employed approximately 8,300 people at March 31, 2007, as compared to approximately 7,500 at March 31, 2006.

Information Systems, Technology and Occupancy

Information systems, technology and occupancy costs for the three months ended March 31, 2007 were unchanged as compared to the same period in the prior fiscal year and increased 1% for the six months ended March 31, 2007, as compared to the same period in the prior fiscal year. The increase for the six month ended March 31, 2007 is due primarily due to an increase in external data services costs and higher occupancy costs related to global expansion, partially offset by a decline in technology consulting costs that are not eligible for capitalization.

Details of capitalized information systems and technology costs, which exclude occupancy costs, are shown below.

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2007	2006	2007	2006
Net carrying amount at beginning of period	$42.7	$42.0	$44.9	$42.7
Additions during period, net of disposals and other adjustments	9.3	4.7	12.8	10.1
Amortization during period	(5.9)	(6.1)	(11.6)	(12.2)

Net Carrying Amount at End of Period	$46.1	$40.6	$46.1	$40.6

Advertising and Promotion

Advertising and promotion expense increased 27% for the three months ended March 31, 2007, as compared to the same period in the prior fiscal year due to an increase in marketing support payments made to intermediaries who sell our sponsored investment products to the public on our behalf in the United States and an increase in travel and entertainment related to promotion efforts. Advertising and promotion expense increased 22% for the six months ended March 31, 2007, as compared to the same period in the prior fiscal year due to an increase in marketing support payments and media advertising expenditures.

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

Amortization of deferred sales commissions increased 17% and 11% for the three and six months ended March 31, 2007, as compared to the same periods in the prior fiscal year reflecting an increase in the related DCA.

Amortization of Intangible Assets and Intangible Assets Impairment

Amortization of intangible assets decreased 41% and 39% for the three and six months ended March 31, 2007, as compared to the same periods in the prior fiscal year, reflecting the lower net carrying value of definite-lived intangible assets following a $68.4 million non-cash impairment charge, recorded in the quarter ended March 31, 2006, related to certain intangible assets of Fiduciary Trust, as explained below.

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

Other operating expenses increased 3% and 10% for the three and six months ended March 31, 2007, as compared to the same period in the prior fiscal year due primarily to higher investment management fees payable to external parties and higher consulting and professional fees, including additional costs related to the distribution of market-timing settlements.

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

Other income (expenses) increased 66% for the three months ended March 31, 2007, as compared to the same period in the prior fiscal year primarily due to higher realized gains on sale of investments, an increase in dividend and interest income and higher equity-method income from unconsolidated affiliates.

Other income (expenses) increased 105% for the six months ended March 31, 2007, as compared to the same period in the prior fiscal year primarily due to higher realized gains on sale of investments, equity-method income from unconsolidated affiliates, interest income, realized and unrealized net gains from our consolidated sponsored investment products, dividend income and an other-than-temporary decline in certain of our long-term investments recognized in the prior fiscal year.

Details of Other Income (Expenses) are shown below.

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2007	2006	2007	2006
Consolidated sponsored investment products gain, net	$13.7	$17.0	$44.0	$27.8
Investment and other income, net
Dividend income	18.1	13.0	36.3	25.6
Interest income	33.5	26.2	66.9	49.0
Realized gains on sale of investments and other assets	39.7	14.1	49.2	18.7
Equity in net income of affiliates	12.8	7.0	30.1	8.8
Other, net	(3.2)	(4.9)	(10.5)	(14.4)

Total	100.9	55.4	172.0	87.7
Interest expense	(6.0)	(7.1)	(12.1)	(16.3)

Other income, net	$108.6	$65.3	$203.9	$99.2

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

Our effective income tax rate was 27.45% and 28.35% for the three and six months ended March 31, 2007, as compared to 52.65% and 39.73% for the comparative periods in the prior fiscal year principally due to an income tax charge of $111.6 million related to repatriated earnings of our foreign subsidiaries under the Jobs Act. The effective income tax rate for future reporting periods will continue to reflect the relative contributions of foreign earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income, as well as other factors, including a reduction in our tax liabilities due to certain favorable international tax rulings obtained in prior years, which are in effect through fiscal year 2007.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key financial data relating to our liquidity, and sources and uses of capital.

(in millions)	March 31, 2007	September 30, 2006
Balance Sheet Data
Assets
Liquid assets	$5,630.4	$5,347.8
Cash and cash equivalents	3,979.2	3,613.1
Liabilities
Debt
Variable Funding Notes	$241.6	$232.3
Commercial paper	168.1	168.1
Medium Term Notes	420.0	420.0
Other long-term debt	182.6	207.9

Total Debt	$1,012.3	$1,028.3

	Six Months Ended March 31,
(in millions)	2007	2006
Cash Flow Data
Operating cash flows	$863.1	$760.5
Investing cash flows	181.9	62.6
Financing cash flows	(679.0)	(224.8)

Liquidity

Liquid assets consist of cash and cash equivalents, investment securities (trading and available-for-sale) and current receivables. Cash and cash equivalents include cash, debt instruments with maturities of three months or less at the purchase date and other highly liquid investments that are readily convertible into cash, including money market funds. Cash and cash equivalents increased from September 30, 2006 as we invested cash flows received in the six months ended March 31, 2007, including proceeds on sale of investment securities, available-for-sale primarily in interest-bearing deposits, with maturities of three months or less from the purchase date and in cash and due from banks.

The decrease in total debt outstanding from September 30, 2006 relates primarily to a decrease in deferred commission liabilities.

We experienced higher operating cash flows in the six months ended March 31, 2007, as compared to the same period in the prior fiscal year, due to higher net income, partly offset by higher originations of loans held for sale and a decrease in deferred income taxes and taxes payable. We experienced higher investing cash flows for the six months ended March 31, 2007, as compared to the same period in the prior fiscal year, due primarily to higher net liquidations of investments. The decrease in cash used in financing activities in the six months ended March 31, 2007, as compared to the same period in the prior fiscal year, was primarily due to higher common stock repurchases, partly offset by an increase in debt.

During the three and six months ended March 31, 2007, we repurchased 4.6 million and 5.2 million shares of our common stock at a cost of $529.9 million and $603.6 million. The common stock repurchases made during the three months ended March 31, 2007, reduced capital in excess of par value to nil and the excess amount was recognized as a reduction to retained earnings. Approximately 4.2 million shares of our common stock remained available for repurchase under our existing stock repurchase program at March 31, 2007. During the three and six months ended March 31, 2006, we repurchased 0.4 million and 0.9 million shares of our common stock at a cost of $39.4 million and $84.4 million, respectively. Our stock repurchase program is not subject to an expiration date.

Included in the 4.6 million shares of our common stock that we repurchased during the three months ended March 31, 2007, were 4.0 million shares repurchased under an accelerated stock repurchase agreement with an unrelated counterparty, a global investment bank, at an initial price of $116.14 per share or a cash payment totaling $464.6 million. Under the terms of the agreement, we will either receive or pay a future price adjustment based generally on the daily volume-weighted average prices of our common stock over a period of up to several months. The price adjustment can be settled, at our option, in cash or shares of our common stock.

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

As of March 31, 2007, we had $420.0 million available under a Five Year Facility Credit Agreement with certain banks and financial institutions expiring in the fiscal year ending September 30, 2010, $300.0 million of debt and equity securities available to be issued under a shelf registration statement filed with the SEC and $330.0 million of commercial paper available for issuance under a $500 million private placement. In addition, at March 31, 2007, our banking/finance operating segment had $451.0 million in available uncommitted short-term bank lines under the Federal Reserve Funds system, the Federal Reserve Bank discount window, and Federal Home Loan Bank short-term borrowing capacity.

Our ability to access the capital markets in a timely manner depends on a number of factors including our credit rating, the condition of the global economy, investors’ willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. In extreme circumstances, we might not be able to access this liquidity readily.

Our banking/finance operating segment finances its automotive lending activities through operational cash flows, the issuance of notes under a one-year revolving $250.0 million variable funding note warehouse credit facility, inter-segment loans and by selling its automobile loans in securitization transactions with qualified special purpose entities, which then issue asset-backed securities to private investors. Gross sale proceeds from automobile loan securitization transactions were $353.5 million for the six months ended March 31, 2007 and $348.3 million for the six months ended March 31, 2006.

The banking/finance segment finances its automotive lending business primarily by issuing variable funding notes (the “Variable Funding Notes”) under a one-year revolving $250.0 million variable funding note warehouse credit facility, originally entered into in March 2005, and subsequently extended for additional one-year terms in March 2006 and March 2007. The Variable Funding Notes are payable to certain administered conduits and are secured by cash and a pool of automobile loans that meet or are expected to meet certain eligibility requirements. Credit enhancements for the Variable Funding Notes require us to provide, as collateral, loans held for sale with a fair value in excess of the principal amount of the Variable Funding Notes, as well as to hold in trust additional cash balances to cover certain shortfalls. In addition, we provide a payment provider commitment in an amount not to exceed 4.66% of the pool balance. We also enter into interest-rate swap agreements intended to mitigate the interest-rate risk between the fixed interest rate on the pool of automobile loans and the floating interest rate being paid on the Variable Funding Notes accounted for as freestanding derivatives. We expect to extend or replace the variable funding warehouse credit facility upon the expiration of the current facility.

On April 3, 2007, we completed a securitization transaction of automobile loans held for sale with a carrying value of approximately $325.9 million for net sale proceeds of approximately $328.6 million and a pre-tax gain of approximately $2.7 million. A portion of the proceeds was used to settle Variable Funding Notes.

Our ability to access the securitization and capital markets will directly affect our plans to finance the automobile loan portfolio in the future.

On April 4, 2007, we sold Templeton Funds Annuity Company (“TFAC”), a wholly-owned subsidiary and a life insurance company for approximately $14.5 million in cash. Our Consolidated Balance Sheet at March 31, 2007, included assets held for sale of approximately $21.9 million, classified in deferred taxes and other current assets, and liabilities held for sale of approximately $9.8 million, classified in other current liabilities, that related to TFAC.

Uses of Capital

We expect that the main uses of cash will be to expand our core business, make strategic acquisitions, acquire shares of our common stock, fund property and equipment purchases, pay operating expenses of the business, enhance technology infrastructure and business processes, pay stockholder dividends and repay and service debt.

On March 13, 2007, our Board of Directors declared a regular quarterly cash dividend of $0.15 per share payable on April 13, 2007 to stockholders of record on March 30, 2007.

We continue to look for opportunities to control our costs and expand our global presence. In this regard, in fiscal year 2005 we entered into a commitment to acquire land and build a campus in Hyderabad, India, to establish support services for several of our global functions. Our estimated total cost to complete the campus at March 31, 2007 was $43.9 million, of which $36.2 million had been incurred as of this date. We inaugurated the opening of the campus in January 2007.

On April 3, 2007, Franklin Templeton Investments acquired the remaining 25% interest in its joint ventures in India, Franklin Templeton Asset Management (India) Private Limited and Franklin Templeton Trustee Services Private Limited, from an unrelated third-party for approximately $89.7 million.

On April 2, 2007, the board of directors of Templeton Heritage Limited, an indirect wholly-owned subsidiary of the Company and the general partner of certain limited partnerships (the “Limited Partnership(s)”), announced its intention to recommend the dissolution of the Limited Partnerships subject to approval by the limited partners. The Limited Partnerships were formed for the purpose of obtaining financing for certain DCA arising from our Canadian operations. If approved as proposed, the dissolution of the Limited Partnerships would be effective on or about June 1, 2007. Under the proposed terms of the dissolution arrangement, we would pay approximately $15.6 million to the limited partners to dissolve the Limited Partnerships, that would be recognized as a charge to operating expenses.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Our contractual obligations are summarized in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006. As of March 31, 2007, there had been no material changes outside the ordinary course in our contractual obligations from September 30, 2006.

In relation to the automobile loan securitization transactions that we have entered into with a number of qualified special purpose entities, we are obligated to cover shortfalls in amounts due to the holders of the notes up to certain levels as specified under the related agreements. As of March 31, 2007, the maximum potential amount of future payments related to these obligations was $39.0 million and the fair value of obligations arising from automobile securitization transactions entered into subsequent to December 31, 2002 reflected on our Condensed Consolidated Balance Sheet at March 31, 2007 was $0.2 million.

At March 31, 2007, the banking/finance operating segment had commitments to extend credit aggregating $230.1 million, primarily under its credit card lines, and had issued financial standby letters of credit totaling $1.3 million on which beneficiaries would be able to draw in the event of non-performance by our customers, primarily in relation to lease and lien obligations of these banking customers. These standby letters of credit were secured by marketable securities with a fair value of $2.9 million as of March 31, 2007.

OFF-BALANCE SHEET ARRANGEMENTS

As discussed above, we hold a 49% ownership interest in LAFL and LFL and we account for the ownership interest in these companies using the equity method of accounting. As of March 31, 2007, total assets of LAFL and LFL were approximately $394.5 million and $11.2 million and our exposure to loss related to LAFL and LFL was approximately $194.1 million and $1.0 million. During the three and six months ended March 31, 2007, we recognized pre-tax income of $1.4 million and $1.1 million for our share of LAFL’s and LFL’s net income over these periods. Due to our significant interest in both LAFL and LFL, we continue to carry on our balance sheet the DCA originally sold to LFL by FTDI until these assets are amortized or sold by LAFL. Neither we nor our distribution subsidiaries retain any direct ownership interest in either the DCA sold, and therefore, the sold DCA are not available to satisfy claims of our creditors or those of our distribution subsidiaries.

As discussed above, our banking/finance operating segment periodically enters into automobile loan securitization transactions with qualified special purpose entities, which then issue asset-backed securities to private investors. Our main objective in entering into securitization transactions is to obtain financing for automobile loan activities. Securitized loans held by the securitization trusts totaled $660.2 million at March 31, 2007 and $514.8 million at September 30, 2006.

CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that impact our financial position and results of operations. These estimates and assumptions are affected by our application of accounting policies. Below we describe certain critical accounting policies that we believe are important to understanding our results of operations and financial position. For additional information about our accounting policies, please refer to Note 1 –Significant Accounting Policies to the financial statements contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

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

Income Taxes

As a multinational corporation, we operate in various locations outside the United States and generate earnings from our foreign subsidiaries. At March 31, 2007, and based on tax laws in effect as of this date, it is our intention to continue to indefinitely reinvest the undistributed earnings of foreign subsidiaries. As a result, we have not made a provision for U.S. taxes and have not recorded a deferred tax liability on $2.0 billion of cumulative undistributed earnings recorded by foreign subsidiaries at March 31, 2007. Changes to our policy of reinvesting foreign earnings may have a significant effect on our financial condition and results of operations.

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

Loss Contingencies

We are involved in various lawsuits and claims encountered in the normal course of business. When such a matter arises and periodically thereafter, we consult with our legal counsel and evaluate the merits of the claims based on the facts available at that time. In management’s opinion, an adequate accrual has been made as of March 31, 2007 to provide for any probable losses that may arise from these matters for which we could reasonably estimate an amount. See also Note 10 – Commitments and Contingencies to our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

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

We evaluate whether related entities are VIEs and determine if we qualify as the primary beneficiary of these VIEs. These evaluations are highly complex and involve judgment and the use of estimates and assumptions. To determine our interest in the expected losses or residual returns of VIEs, we generally utilize expected cash flow scenarios that include discount rate and volatility assumptions that are based on available historical information and management’s estimates. While we believe that our testing and approach are appropriate, future changes in estimates and assumptions may affect whether certain related entities are consolidated in our financial statements under FIN 46-R.

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

We face risks, and corresponding potential costs and expenses, associated with conducting operations and growing our business in numerous foreign countries. We sell mutual funds and offer investment management and related services in many different regulatory jurisdictions around the world, and intend to continue to expand our operations internationally. As we do so, we will continue to face various ongoing challenges to ensure that we have sufficient resources, procedures and controls in place to address and ensure that our operations abroad operate consistently and effectively. In order to remain competitive, we must be proactive and prepared to implement necessary resources when growth opportunities present themselves, whether as a result of a business acquisition or rapidly increasing business activities in particular markets or regions. As we grow, we face a heightened risk that the necessary resources and/ or personnel will be unavailable to take full advantage of strategic opportunities when they appear or that strategic decisions can be efficiently implemented. Local regulatory environments may vary widely, as may the adequacy and sophistication of each. Similarly, local distributors, and their policies and practices as well as financial viability, may be inconsistent or less developed or mature. Notwithstanding potential long-term cost savings by increasing certain operations, such as transfer agent and other back-office operations, in countries or regions of the world with lower operating costs, growth of our international operations may involve near-term increases in expenses as well as additional capital costs, such as information, systems and technology costs and costs related to compliance with particular regulatory or other local requirements or needs. Local requirements or needs may also place additional demands on sales and compliance personnel and resources, such as meeting local language requirements while also integrating personnel into an organization with a single operating language. Finding and hiring additional, well-qualified personnel and crafting and adopting policies, procedures and controls to address local or regional requirements remain a challenge as we expand our operations internationally. Moreover, regulators in non-U.S. jurisdictions could also change their policies or laws in a manner that might restrict or otherwise impede our ability to distribute or register investment products in their respective markets. Any of these local requirements, activities or needs could increase the costs and expenses we incur in a specific jurisdiction without any corresponding increase in revenues and income from operating in the jurisdiction. In addition, from time to time we enter into foreign-based joint ventures in which we may not have control. These investments in joint ventures may involve risks, including the risk that the controlling joint venture partner may have business interests, strategies or goals that are inconsistent with ours, and the risk that business decisions or other actions or omissions of the controlling joint venture partner or the joint venture company may result in harm to our reputation or adversely affect the value of our investment in the joint venture.

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

Our increasing focus on international markets as a source of investments and sales of investment products subjects us to increased exchange rate and other risks in connection with earnings and income generated overseas. While we operate primarily in the United States, we also provide services and earn revenues in The Bahamas, Canada, Europe, Asia, Latin America, Africa and Australia. As a result, we are subject to foreign exchange risk through our foreign operations. While we have taken steps to reduce our exposure to foreign exchange risk, for example, by denominating a significant amount of our transactions in U.S. dollars, the situation may change in the future as our business continues to grow outside the United States. Stabilization or appreciation of the U.S. dollar could moderate revenues from sales of investment products internationally or could affect relative investment performance of certain funds invested in non-U.S. securities. Separately, management fees that we earn tend to be higher in connection with international assets under management than with U.S. assets under management. Consequently, a downturn in international markets could have a significant effect on our revenues and income. Moreover, as our business grows in non-U.S. markets, any business, social and political unrest affecting these markets, in addition to any direct consequences such unrest may have on our personnel and facilities located in the affected area, may also have a more lasting impact on the long-term investment climate in these and other areas and, as a result, our assets under management and the corresponding revenues and income that we generate from them may be negatively affected.

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

Certain of the portfolios we manage, including our emerging market portfolios, are vulnerable to market-specific political, economic or other risks, any of which may negatively impact our revenues and income. Our emerging market portfolios and revenues derived from managing these portfolios are subject to significant risks of loss from political, economic, and diplomatic developments, currency fluctuations, social instability, changes in governmental policies, expropriation, nationalization, asset confiscation and changes in legislation related to foreign ownership. Foreign trading markets, particularly in some emerging market countries, are often smaller, less liquid, less regulated and significantly more volatile than those in the U.S. and other established markets.

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

Diverse and strong competition limits the interest rates that we can charge on consumer loans. We compete with many types of institutions for consumer loans, certain of which can provide loans at significantly below-market interest rates or in some cases zero interest rates in connection with automobile sales. Our inability to compete effectively against these companies or to maintain our relationships with the various automobile dealers through whom we offer consumer loans could limit the growth of our consumer loan business. Economic and credit market downturns could reduce the ability of our customers to repay loans, which could cause losses to our consumer loan portfolio.

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

At March 31, 2007, we have considered the potential impact of a 2% movement in market interest rates in relation to the banking/finance segment interest earning assets, net of interest-bearing liabilities, total debt outstanding and our portfolio of debt securities, individually and in the aggregate. Based on our analysis, we do not expect that this change would have a material impact on our operating revenues or results of operations, either individually or in the aggregate.

Our foreign operations expose us to foreign currency exchange risk. While we operate primarily in the United States, we also provide services and earn revenues in Canada, The Bahamas, Europe, Asia, Latin America, Africa and Australia. Our exposure to foreign currency exchange risk is minimized since a significant portion of these revenues and associated expenses are denominated in U.S. dollars. This situation may change in the future as our business continues to grow outside the United States.

We are exposed to equity price fluctuations through securities we hold that are carried at fair value and through investments held by majority-owned sponsored investment products that we consolidate, which are also carried at fair value. To mitigate this risk, we maintain a diversified investment portfolio. Our exposure to equity price fluctuations is also minimized as we sponsor a broad range of investment products in various global jurisdictions, which allows us to mitigate the impact of changes in any particular market(s) or region(s). The following is a summary of the effect of a 10% increase or decrease in equity prices on our financial instruments subject to equity price fluctuations at March 31, 2007.

(in thousands)	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Current
Investment securities, trading	$394,767	$434,244	$355,290
Investment securities, available-for-sale	420,235	462,258	378,212

Total Current	$815,002	$896,502	$733,502

Banking/Finance
Investment securities, available-for-sale	$127,711	$140,482	$114,940
Non-Current
Investment in equity-method investees	$244,700	$269,170	$220,230
Equities and other	263,555	289,911	237,200

Total Non-Current	$508,255	$559,081	$457,430

Item 4. Controls and Procedures.

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2007. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of March 31, 2007 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As previously reported, various subsidiaries of the Company, as well as certain Templeton Fund registrants, were named in several class action lawsuits originally filed in state courts in Illinois, which alleged breach of duty with respect to the valuation of the portfolio securities of certain Templeton Funds managed by such subsidiaries.

In April 2005, defendants removed those lawsuits to the United States District Court for the Southern District of Illinois. In July and August 2005, the court dismissed with prejudice each of those lawsuits. Plaintiffs appealed the dismissals to the United States Court of Appeals for the Seventh Circuit. On May 19, 2006, the Seventh Circuit affirmed the dismissals. Plaintiffs’ subsequent requests to the Seventh Circuit for reconsideration were also denied. On November 13, 2006, plaintiffs filed a petition for certiorari to the United States Supreme Court. On February 20, 2007, the United States Supreme Court denied the petition, rendering dismissal of these lawsuits final.

As also previously reported, the Company and certain of its subsidiaries have been named in multiple lawsuits alleging violations of federal securities and state laws relating to marketing support payments and/or payment of allegedly excessive commissions, and advisory and distribution fees. These lawsuits are styled as class actions and/or derivative actions brought on behalf of certain Funds.

The United States District Court for the District of New Jersey consolidated for pretrial purposes four of those lawsuits into a single master file entitled “In re Franklin Mutual Funds Fee Litigation” (Case No. 04-cv-982 (WJM)(RJH)). Following a September 9, 2005 order of dismissal with leave to amend certain claims, on March 10, 2006, plaintiffs in those lawsuits filed a second amended derivative consolidated complaint (the “Complaint”). Defendants moved to dismiss the Complaint on June 9, 2006. On March 13, 2007, the court granted defendants’ motion and dismissed the Complaint with prejudice. On April 12, 2007, plaintiffs filed a notice of appeal to the United States Court of Appeals for the Third Circuit.

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

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the fiscal year ended September 30, 2006 includes a detailed discussion of our risk factors. There are no current material amendments to the risk factors included in our previously filed reports.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to the shares of the Company’s common stock we repurchased during the three months ended March 31, 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2007 through January 31, 2007	47,383	$115.29	47,383	8,735,858
February 1, 2007 through February 28, 2007[1]	213,057	119.42	213,057	8,522,801
March 1, 2007 through March 31, 2007	4,300,043	116.03	4,300,043	4,222,758

Total	4,560,483		4,560,483

[1]

In connection with matching stock awards made on January 31, 2007 pursuant to our 1998 Employee Stock Investment Plan, as amended, we repurchased shares to cover withholding taxes owed by employees. Although February 1, 2007 was the trade and settlement date of these repurchase transactions, we repurchased these shares based on the closing price on the date of the match.

Under our stock repurchase program, we can repurchase shares of the Company’s common stock from time to time in the open market and in private transactions in accordance with applicable laws and regulations, including without limitation applicable federal securities laws. From time to time we have announced the existence of the Company’s continuing policy of purchasing shares of its common stock, including announcements made in March 2000, August 2002, May 2003, August 2003 and July 2006. From the fiscal year ended September 30, 2002 through March 31, 2007, our Board of Directors had authorized and approved the repurchase of up to 40.0 million shares under our stock repurchase program, of which 4.2 million shares of our common stock remained available for repurchase at March 31, 2007. Our stock repurchase program is not subject to an expiration date.

Included in the 4.6 million shares of our common stock that we repurchased during the three months ended March 31, 2007, were 4.0 million shares repurchased under an accelerated stock repurchase agreement with an unrelated counterparty, a global investment bank, at an initial price of $116.14 per share or a cash payment totaling $464.6 million. Under the terms of the agreement, we will either receive or pay a future price adjustment based generally on the daily volume-weighted average prices of our common stock over a period of up to several months. The price adjustment can be settled, at our option, in cash or shares of our common stock.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on January 25, 2007.

The matters voted upon at the meeting and the results of the vote were as follows:

1.

To elect 13 directors to the Board of Directors to hold office until the next annual meeting of stockholders or until that person’s successor is elected and qualified or until his or her death, resignation, retirement, disqualification or removal.

Each of the thirteen nominees for director was elected in accordance with the voting set forth below:

Name of Director	For	Withheld
Samuel H. Armacost	178,882,992	2,448,837
Charles Crocker	178,933,375	2,338,454
Joseph R. Hardiman	179,165,164	2,106,665
Robert D. Joffe	179,167,904	2,103,925
Charles B. Johnson	174,759,975	6,511,855
Gregory E. Johnson	176,576,842	4,694,987
Rupert H. Johnson, Jr.	174,886,509	6,385,320
Thomas H. Kean	177,417,102	3,854,727
Chutta Ratnathicam	179,172,650	2,099,179
Peter M. Sacerdote	170,876,755	10,395,074
Laura Stein	179,161,314	2,110,515
Anne M. Tatlock	174,504,186	6,767,643
Louis E. Woodworth	177,131,862	4,139,967

2.	To ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2007.

The ratification of PricewaterhouseCoopers LLP was approved in accordance with the voting set forth below:

For	Against	Abstain	Broker Non-Votes
177,245,497	2,551,711	1,474,619	Not Applicable

3.	To approve the amendment and restatement of the Franklin Resources, Inc. 1998 Employee Stock Investment Plan, including an increase of 4,000,000 shares authorized for issuance under the plan.

The approval of the amended and restated 1998 Employee Stock Investment Plan was approved in accordance with the voting set forth below:

For	Against	Abstain	Broker Non-Votes
157,685,282	1,469,588	1,697,047	20,419,911

Item 6. Exhibits.

Exhibit No.	Description
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

Exhibit 3(ii)	Amended and Restated By-laws of Franklin Resources, Inc. adopted December 13, 2006, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on December 19, 2006.

Exhibit 10.1

Master Confirmation between Franklin Resources, Inc. and Merrill Lynch International, dated March 13, 2007 (includes as Exhibit A a Supplemental Confirmation) (filed herewith). Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment.

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

FRANKLIN RESOURCES, INC. (Registrant)

Date: May 9, 2007	By:	/s/KENNETH A. LEWIS
Kenneth A. Lewis Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
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

Exhibit 3(ii)	Amended and Restated By-laws of Franklin Resources, Inc. adopted December 13, 2006, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on December 19, 2006.

Exhibit 10.1

Master Confirmation between Franklin Resources, Inc. and Merrill Lynch International, dated March 13, 2007 (includes as Exhibit A a Supplemental Confirmation) (filed herewith). Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment.

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