Form 10-Q
period 2007-06-30
FRANKLIN RESOURCES INC
filed 2007-08-08
CIK 38777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Outstanding: 245,944,911 shares of common stock, par value $0.10 per share, of Franklin Resources, Inc. as of July 31, 2007.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Statements of Income

Unaudited

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share data)	2007	2006	2007	2006
Operating Revenues
Investment management fees	$927,843	$786,015	$2,610,529	$2,199,469
Underwriting and distribution fees	619,315	447,136	1,699,936	1,307,516
Shareholder servicing fees	70,126	65,593	206,024	194,930
Consolidated sponsored investment products income, net	3,134	2,753	5,298	5,589
Other, net	19,393	15,778	54,845	45,993

Total operating revenues	1,639,811	1,317,275	4,576,632	3,753,497

Operating Expenses
Underwriting and distribution	595,905	430,727	1,607,902	1,224,040
Compensation and benefits	275,516	242,686	795,003	692,348
Information systems, technology and occupancy	79,735	74,082	228,751	221,877
Advertising and promotion	52,358	41,309	133,254	107,776
Amortization of deferred sales commissions	40,817	31,514	112,179	95,631
Amortization of intangible assets	3,685	2,650	9,019	11,359
Intangible assets impairment	—	—	—	68,400
Other	72,789	42,321	164,365	125,737

Total operating expenses	1,120,805	865,289	3,050,473	2,547,168

Operating income	519,006	451,986	1,526,159	1,206,329
Other Income (Expenses)
Consolidated sponsored investment products gains (losses), net	16,348	(8,352)	60,389	19,454
Investment and other income, net	105,304	52,271	277,270	140,025
Interest expense	(6,137)	(6,682)	(18,249)	(22,995)

Other income, net	115,515	37,237	319,410	136,484

Income before taxes on income	634,521	489,223	1,845,569	1,342,813
Taxes on income	166,157	117,809	509,539	456,914

Net Income	$468,364	$371,414	$1,336,030	$885,899

Earnings per Share
Basic	$1.89	$1.44	$5.33	$3.46
Diluted	1.86	1.41	5.26	3.37
Dividends per Share	$0.15	$0.12	$0.45	$0.36

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Balance Sheets

Unaudited

(in thousands)	June 30, 2007	September 30, 2006
Assets

Current Assets
Cash and cash equivalents	$3,321,569	$3,310,545
Receivables	830,094	628,812
Investment securities, trading	404,758	382,053
Investment securities, available-for-sale	518,647	552,211
Deferred taxes and other	82,478	95,980

Total current assets	5,157,546	4,969,601

Banking/Finance Assets
Cash and cash equivalents	254,477	302,590
Loans held for sale, net	197,423	391,734
Loans receivable, net	222,300	253,370
Investment securities, available-for-sale	164,599	171,632
Other	36,166	29,567

Total banking/finance assets	874,965	1,148,893

Non-Current Assets
Investments, other	534,273	471,553
Deferred sales commissions	271,668	274,869
Property and equipment, net	537,391	506,291
Goodwill	1,437,900	1,406,825
Other intangible assets, net	616,449	574,633
Receivable from banking/finance group	—	82,329
Other	24,549	64,865

Total non-current assets	3,422,230	3,381,365

Total Assets	$9,454,741	$9,499,859

[Table continued on next page]

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Balance Sheets

Unaudited

[Table continued from previous page]

(in thousands, except share data)	June 30, 2007	September 30, 2006
Liabilities and Stockholders’ Equity

Current Liabilities
Compensation and benefits	$284,898	$276,998
Commercial paper	64,414	168,063
Current portion of long-term debt	420,000	—
Accounts payable and accrued expenses	218,226	180,690
Commissions	271,793	210,996
Income taxes	81,874	97,936
Other	25,125	27,513

Total current liabilities	1,366,330	962,196

Banking/Finance Liabilities
Deposits	439,348	548,907
Payable to parent	—	82,329
Variable Funding Notes	102,914	232,330
Other	55,741	44,821

Total banking/finance liabilities	598,003	908,387

Non-Current Liabilities
Long-term debt	172,254	627,919
Deferred taxes	237,311	211,588
Other	—	9,245

Total non-current liabilities	409,565	848,752

Total liabilities	2,373,898	2,719,335

Minority Interest	68,771	95,796

Commitments and Contingencies (Note 11)

Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 245,856,366 and 253,249,420 shares issued and outstanding, for June 30, 2007 and September 30, 2006	24,586	25,325
Capital in excess of par value	—	185,583
Retained earnings	6,757,861	6,333,843
Accumulated other comprehensive income	229,625	139,977

Total stockholders’ equity	7,012,072	6,684,728

Total Liabilities and Stockholders’ Equity	$9,454,741	$9,499,859

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Statements of Cash Flows

Unaudited

	Nine Months Ended June 30,
(in thousands)	2007	2006
Net Income	$1,336,030	$885,899
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	167,358	160,844
Equity in net income of affiliated companies	(56,062)	(19,223)
Net gains on disposal of assets	(73,216)	(12,225)
Stock-based compensation	57,836	44,813
Excess tax benefit from stock-based compensation arrangements	(36,390)	(28,295)
Intangible assets impairment	—	68,400

Changes in operating assets and liabilities:
Increase in receivables, prepaid expenses and other	(116,063)	(71,353)
Originations of loans held for sale, net	(490,698)	(326,803)
Proceeds from securitization of loans held for sale	684,173	353,071
Increase in trading securities, net	(22,705)	(85,485)
Advances of deferred sales commissions, net	(123,927)	(86,315)
Decrease in provision for governmental investigations, proceedings and actions, net	(1,050)	(53,361)
Increase in deferred income taxes and taxes payable	98,927	119,591
Increase in commissions payable	60,797	30,234
Increase in other liabilities	37,044	128,677
Increase (decrease) in accrued compensation and benefits	11,798	(9,396)

Net cash provided by operating activities	1,533,852	1,099,073

Purchase of investments	(624,467)	(367,739)
Liquidation of investments	624,570	424,655
Purchase of banking/finance investments	(49,083)	(66,635)
Liquidation of banking/finance investments	70,202	116,832
Decrease of loans receivable, net	31,123	24,411
Additions of property and equipment, net	(69,422)	(36,549)
Dispositions (acquisitions) of subsidiaries, net of cash	(89,125)	3,949

Net cash (used in) provided by investing activities	(106,202)	98,924

Decrease in bank deposits	(109,559)	(42,328)
Exercise of common stock options	41,413	78,297
Dividends paid on common stock	(105,863)	(87,369)
Purchase of common stock	(1,125,353)	(935,091)
Excess tax benefits from stock-based compensation arrangements	36,390	28,295
Increase in debt	365,474	213,837
Payments on debt	(636,165)	(306,101)
Minority interest	68,924	113,500

Net cash used in financing activities	(1,464,739)	(936,960)

(Decrease) increase in cash and cash equivalents	(37,089)	261,037
Cash and cash equivalents, beginning of period	3,613,135	3,152,159

Cash and Cash Equivalents, End of Period	$3,576,046	$3,413,196

[Table continued on next page]

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Statements of Cash Flows

Unaudited

[Table continued from previous page]

	Nine Months Ended June 30,
(in thousands)	2007	2006
Components of Cash and Cash Equivalents
Cash and cash equivalents, beginning of period:
Current assets	$3,310,545	$3,076,318
Banking/finance assets	302,590	75,841

Total	$3,613,135	$3,152,159
Cash and cash equivalents, end of period:
Current assets	$3,321,569	$3,203,598
Banking/finance assets	254,477	209,598

Total	$3,576,046	$3,413,196

Supplemental Disclosure of Non-Cash Information
Value of common stock issued on conversion of zero coupon convertible senior notes	$—	$543,715
Total assets related to the net deconsolidation of certain sponsored investment products	(68,317)	(182,986)
Total liabilities related to the net deconsolidation of certain sponsored investment products	(12,523)	(65,801)
Assets held for sale reclassified from investing to operating activities	9,535	—

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2007

(Unaudited)

Note 1- Basis of Presentation

We have prepared these unaudited interim financial statements of Franklin Resources, Inc. (the “Company” or “we”) and its consolidated subsidiaries (collectively “Franklin Templeton Investments”) in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Under these rules and regulations, we have shortened or omitted some information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles. We believe that we have made all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown. All adjustments are normal and recurring. You should read these financial statements together with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006. Certain amounts for the comparative prior fiscal year periods have been reclassified to conform to the financial presentation for and at the period ended June 30, 2007. In addition, as more fully described in our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, we have made certain revisions to the Consolidated Statement of Cash Flow for the nine months ended June 30, 2006.

Note 2 - New Accounting Standards

In June 2007, the Financial Accounting Standards Board (the “FASB”) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 requires that the realized income tax benefit from dividends and dividend equivalents that are charged to retained earnings and paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recorded as an increase to additional paid-in-capital. The Company currently accounts for the income tax benefit of dividends paid on nonvested restricted stock units and nonvested restricted stock awards as an increase to additional paid-in-capital. EITF 06-11 applies prospectively to the income tax benefits on dividends declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The adoption of EITF 06-11 is not expected to have a material impact on our Consolidated Financial Statements.

In June 2007, the Accounting Standards Executive Committee of the AICPA issued Statement of Position (“SOP”) 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance for determining whether the specialized accounting principles of the AICPA “Audit and Accounting Guide Investment Companies” (the “Guide”) should be applied by an entity and whether those specialized accounting principles should be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. SOP 07-1 is effective for fiscal years beginning on or after December 15, 2007, with early application encouraged. Certain consolidated subsidiaries of the Company currently apply the specialized accounting principles of the Guide. We currently are evaluating the impact that the adoption of SOP 07-1 will have on our Consolidated Financial Statements.

In May 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 46(R)-7, “Application of FASB Interpretation No. 46(R) to Investment Companies” (“FSP FIN 46R-7”). FSP FIN 46R-7 amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), to make permanent the temporary deferral of the application of FIN 46R to entities within the scope of the Guide under SOP 07-1. FSP FIN 46R-7 is effective upon adoption of SOP 07-1 for fiscal years beginning on or after December 15, 2007. We currently are evaluating the impact that the adoption of FSP FIN 46R-7 will have on our Consolidated Financial Statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to irrevocably elect fair value as the measurement method for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 provides the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The difference between carrying value and fair value at the election date is recorded as a cumulative effective adjustment to opening retained earnings. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. We currently are evaluating the impact that the fair value election of SFAS 159 would have on our Consolidated Financial Statements.

In November 2006, the FASB ratified the consensus reached by the EITF in EITF Issue No. 06-9, “Reporting a Change in (or the Elimination of) a Previously Existing Difference between the Fiscal Year-End of a Parent Company and That of a Consolidated Entity or between the Reporting Period of an Investor and That of an Equity Method Investee” (“EITF 06-9”). EITF 06-9 requires certain disclosures whenever a change is made to modify or eliminate the time lag used for recording results of consolidated entities or equity method investees that have a different fiscal year end than a parent. EITF 06-9 is effective for changes in the time lag occurring in the interim or annual reporting periods beginning after November 29, 2006. The adoption of EITF 06-9 did not have a material impact on our Consolidated Financial Statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132-R” (“SFAS 158”). SFAS 158 requires employers to recognize the funded status of defined benefit pension and other postretirement benefit plans as an asset or liability. SFAS 158 is effective as of the end of fiscal years ending after December 15, 2006. The adoption of SFAS 158 is not expected to have a material impact on our Consolidated Financial Statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require new fair value measurements, but provides guidance on how to measure fair value by establishing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We currently are evaluating the impact that the adoption of SFAS 157 will have on our Consolidated Financial Statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires an analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for the annual financial statements covering the first fiscal year ending after November 15, 2006. We currently are evaluating the impact that the adoption of SAB 108 will have on our Consolidated Financial Statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for tax positions taken or expected to be taken in a tax return. FIN 48 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for related interest and penalties. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. We currently expect the adoption of FIN 48 will result in a reduction to retained earnings and an increase to certain liabilities as of October 1, 2007. However, we have not completed our evaluation of the impact that the adoption of FIN 48 will have on our Consolidated Financial Statements and, therefore, a reasonable estimate of the cumulative effect adjustment to retained earnings is not yet known.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets–an amendment of FASB Statement No. 140” (“SFAS 156”), which provides some relief for servicers that use derivatives to economically hedge fluctuations in the fair value of their servicing rights and changes how gains and losses are computed in certain transfers or securitizations. SFAS 156 revised the accounting for servicing assets and obligations associated with financial assets that are acquired or disposed. SFAS 156 is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS 156 on October 1, 2006 did not have a material impact on our Consolidated Financial Statements.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments–an amendment of FASB Statements No. 133 and 140” (“SFAS 155”), which resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006. The adoption of SFAS 155 on October 1, 2006 did not have a material impact on our Consolidated Financial Statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections–a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”), which changes the requirement for the accounting and reporting of a change in accounting principle. SFAS 154 eliminates the requirement in Accounting Principles Board Opinion No. 20, “Accounting Changes,” to include the cumulative effect of changes in accounting principle in the income statement in the period of change. Instead, to enhance the comparability of prior period financial statements, SFAS 154 requires that changes in accounting principles are retrospectively applied, unless directed otherwise by a new pronouncement. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 on October 1, 2006 did not have a material impact on our Consolidated Financial Statements.

Note 3 – Acquisitions

On April 3, 2007, Franklin Templeton Investments acquired the remaining 25% interest in each of its joint ventures in India, Franklin Templeton Asset Management (India) Private Limited and Franklin Templeton Trustee Services Private Limited from an unrelated third-party for approximately $89.7 million in cash. The acquisition cost was allocated to the net assets acquired based on their estimated fair values as follows: $24.4 million to tangible net assets and $44.7 million to indefinite-lived intangible assets. The excess cost over the fair value of the net assets acquired of $20.6 million was recognized as goodwill. The indefinite-lived intangible assets relate to management contracts and are not amortized.

We have not presented pro forma combined results of operations for this acquisition because the results of operations as reported in the accompanying Consolidated Statements of Income would not have been materially different.

Note 4 - Comprehensive Income

The following table computes comprehensive income.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Net income	$468,364	$371,414	$1,336,030	$885,899
Net unrealized (losses) gains on investments, net of tax	2,049	(10,706)	15,760	2,770
Currency translation adjustments	46,010	23,517	72,151	23,663
Other	(93)	(39)	1,737	(610)

Comprehensive Income	$516,330	$384,186	$1,425,678	$911,722

Note 5 - Earnings per Share

We computed earnings per share as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share data)	2007	2006	2007	2006
Net income as reported	$468,364	$371,414	$1,336,030	$885,899
Adjustments, net of taxes	(204)	470	(259)	3,942

Net income available to common stockholders	$468,160	$371,884	$1,335,771	$889,841

Weighted-average shares outstanding - basic	247,858	257,592	250,676	256,276
Incremental shares from assumed exercises and conversions:
Common stock options and nonvested stock awards and stock unit awards	3,447	3,489	3,129	3,675
Zero coupon convertible senior notes	—	1,795	—	4,315

Weighted-average shares outstanding - diluted	251,305	262,876	253,805	264,266

Earnings per Share
Basic	$1.89	$1.44	$5.33	$3.46
Diluted	1.86	1.41	5.26	3.37

In computing diluted earnings per share for the three and nine months ended June 30, 2007, we adjusted net income for the effect of an accelerated stock repurchase agreement entered into in March 2007 (see Note 13 – Common Stock Repurchases). In computing diluted earnings per share for the three and nine months ended June 30, 2006, we adjusted net income for the effect of interest and discount amortization on zero coupon convertible senior notes.

For the nine months ended June 30, 2007, approximately 22.7 thousand nonvested shares related to grants of stock awards and stock unit awards were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. There were no nonvested shares excluded from the computation of diluted earnings per share for the three months ended June 30, 2007. There were 67.8 thousand nonvested shares excluded from the computation of diluted earnings per share for both the three and nine months ended June 30, 2006.

Note 6 - Cash and Cash Equivalents

We disclose cash and cash equivalents as separate components of current assets and banking/finance assets in our Condensed Consolidated Balance Sheets. Cash and cash equivalents consisted of the following:

(in thousands)	June 30, 2007	September 30, 2006
Cash and due from banks	$580,120	$418,142
Federal funds sold and securities purchased under agreements to resell	63,015	187,071
Securities of U.S. federal agencies, money market mutual funds, time deposits and other	2,932,911	3,007,922

Total	$3,576,046	$3,613,135

Federal Reserve Board regulations require reserve balances on deposits to be maintained with the Federal Reserve Banks by banking subsidiaries. The required reserve balances were $2.2 million at June 30, 2007 and $4.0 million at September 30, 2006.

Note 7 - Consolidated Sponsored Investment Products

The following tables present the effect on our consolidated results of operations and financial position of the consolidation and deconsolidation activity related to sponsored investment products accounted for under FASB Statement of Financial Accounting Standards No. 94, “Consolidation of All Majority-Owned Subsidiaries - an amendment of ARB No. 51, with related amendments of APB Opinion No. 18 and ARB No. 43, Chapter 12”, and FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities–an interpretation of ARB No. 51” (“FIN 46R”).

	Three Months Ended June 30, 2007
(in thousands)	Before Consolidation	Sponsored Investment Products	Consolidated
Operating Revenues
Investment management fees	$928,885	$(1,042)	$927,843
Underwriting and distribution fees	619,570	(255)	619,315
Shareholder servicing fees	70,138	(12)	70,126
Consolidated sponsored investment products income, net	—	3,134	3,134
Other, net	19,393	—	19,393

Total operating revenues	1,637,986	1,825	1,639,811

Operating Expenses	1,120,805	—	1,120,805

Operating income	517,181	1,825	519,006

Other Income (Expenses)
Consolidated sponsored investment products gains, net	—	16,348	16,348
Investment and other income (expenses), net	116,254	(10,950)	105,304
Interest expense	(6,137)	—	(6,137)

Other income, net	110,117	5,398	115,515

Income before taxes on income	627,298	7,223	634,521
Taxes on income	164,146	2,011	166,157

Net Income	$463,152	$5,212	$468,364

	Nine Months Ended June 30, 2007
(in thousands)	Before Consolidation	Sponsored Investment Products	Consolidated
Operating Revenues
Investment management fees	$2,615,612	$(5,083)	$2,610,529
Underwriting and distribution fees	1,700,738	(802)	1,699,936
Shareholder servicing fees	206,052	(28)	206,024
Consolidated sponsored investment products income, net	—	5,298	5,298
Other, net	54,845	—	54,845

Total operating revenues	4,577,247	(615)	4,576,632

Operating Expenses	3,050,473	—	3,050,473

Operating income	1,526,774	(615)	1,526,159

Other Income (Expenses)
Consolidated sponsored investment products gains, net	—	60,389	60,389
Investment and other income (expenses), net	311,266	(33,996)	277,270
Interest expense	(18,249)	—	(18,249)

Other income, net	293,017	26,393	319,410

Income before taxes on income	1,819,791	25,778	1,845,569
Taxes on income	501,485	8,054	509,539

Net Income	$1,318,306	$17,724	$1,336,030

	June 30, 2007
(in thousands)	Before Consolidation	Sponsored Investment Products	Consolidated
Assets
Current assets	$5,013,467	$144,079	$5,157,546
Banking/finance assets	874,965	—	874,965
Non-current assets	3,436,836	(14,606)	3,422,230

Total Assets	$9,325,268	$129,473	$9,454,741

Liabilities and Stockholders’ Equity
Current liabilities	$1,298,278	$68,052	$1,366,330
Banking/finance liabilities	598,003	—	598,003
Non-current liabilities	430,473	(20,908)	409,565

Total Liabilities	2,326,754	47,144	2,373,898
Minority interest	718	68,053	68,771
Total stockholders’ equity	6,997,796	14,276	7,012,072

Total Liabilities and Stockholders’ Equity	$9,325,268	$129,473	$9,454,741

Sales and redemptions of shares of our consolidated sponsored investment products are a component of the change in minority interest included in financing activities in our Condensed Consolidated Statements of Cash Flows.

Note 8 - Securitization of Loans Held for Sale

From time to time, we enter into automobile loan securitization transactions with qualified special purpose entities and record these transactions as sales. The following table shows details of automobile loan securitization transactions.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Net sale proceeds	$328,585	$—	$682,093	$348,332
Less: net carrying amount of loans held for sale	325,902	—	676,915	348,169

Pre-Tax Gain	$2,683	$—	$5,178	$163

When we sell automobile loans in a securitization transaction, we record an interest-only strip receivable. The interest-only strip receivable represents our contractual right to receive interest from the pool of securitized loans after the payment of required amounts to holders of the securities and certain other costs associated with the securitization. Automobile loans sold in a securitization transaction in the nine months ended June 30, 2007, included loans held by a special purpose statutory Delaware trust (the “Trust”) that was organized in fiscal year 2005 to hold our loans held for sale and issue notes under a variable funding note warehouse credit facility (see Note 10 - Debt). Directly and through the Trust, which is consolidated in our results of operations, we also enter into interest-rate swap agreements, accounted for as freestanding derivatives, intended to mitigate the interest risk between the fixed interest rate on the pool of automobile loans and the floating interest rate being paid under the variable funding note warehouse credit facility until the securitization and sale of the related loans. The fair value of interest-rate swaps outstanding at June 30, 2007 of approximately $19.8 thousand was reflected as an asset on the Condensed Consolidated Balance Sheet. These interest rate swaps, with a notional value of $105.2 million, mitigate the interest risk between the fixed interest rate on the pool of automobile loans that were funded subsequent to the securitization transaction that occurred in the three months ended June 30, 2007 and the floating interest rate being paid under the variable funding note warehouse credit facility.

We generally estimate fair value based on the present value of future expected cash flows. The key assumptions used in the present value calculations of our securitization transactions at the date of securitization were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Excess cash flow discount rate (annual rate)	12.0%	— %	12.0%	12.0%
Cumulative life loss rate	4.1%	— %	4.0%	3.2%
Pre-payment speed (average monthly rate)	1.6%	— %	1.6%	1.6%

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

We generally estimate the fair value of the interest-only strips at each period-end based on the present value of future expected cash flows, consistent with the methodology used at the date of securitization. The following shows the carrying value and the sensitivity of the interest-only strips receivable to hypothetical adverse changes in the key economic assumptions used to measure fair value:

(dollar amounts in thousands)	June 30, 2007	September 30, 2006
Carrying amount/fair value of interest-only strips receivable	$21,070	$10,559

Excess cash flow discount rate (annual rate)	12.0%	12.0%
Impact on fair value of 10% adverse change	$(322)	$(148)
Impact on fair value of 20% adverse change	(634)	(293)

Cumulative life loss rate	3.9%	3.3%
Impact on fair value of 10% adverse change	$(2,130)	$(2,093)
Impact on fair value of 20% adverse change	(3,903)	(4,185)

Pre-payment speed (average monthly rate)	1.6%	1.6%
Impact on fair value of 10% adverse change	$(2,051)	$(1,483)
Impact on fair value of 20% adverse change	(3,618)	(3,082)

Actual future market conditions may differ materially. Accordingly, this sensitivity analysis should not be considered our projection of future events or losses.

We retain servicing responsibilities for automobile loan securitizations and receive annual servicing fees ranging from 1% to 2% of the loans securitized for services that we provide to the securitization trusts. We have not recognized a servicing asset or liability under the provisions of FASB Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125”, as amended, because the benefits of servicing are just adequate to compensate us for our servicing responsibilities.

The following table is a summary of cash flows received from and paid to securitization trusts.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Servicing fees received	$3,861	$3,022	$11,235	$9,294
Interest-only strips cash flows received	9,530	8,763	16,367	15,730
Purchase of loans from trusts	(27,996)	—	(38,939)	(23,719)

Amounts payable to the trustee related to loan principal and interest collected on behalf of the trusts of $34.9 million at June 30, 2007 and $40.2 million at September 30, 2006 are included in other banking/finance liabilities.

The following table shows details of the loans we manage that are held by securitization trusts.

(in thousands)	June 30, 2007	September 30, 2006
Principal amount of loans	$849,023	$514,837
Principal amount of loans 30 days or more past due	17,839	11,438

Net charge-offs on the securitized loan portfolio were $3.1 million and $9.5 million for the three and nine months ended June 30, 2007 and $1.7 million and $7.7 million for the three and nine months ended June 30, 2006.

Note 9 - Goodwill and Other Intangible Assets

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

Intangible assets, other than goodwill were as follows:

	June 30, 2007
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Customer base	$165,950	$(89,388)	$76,562
Other	35,029	(27,933)	7,096

	200,979	(117,321)	83,658
Non-amortized intangible assets
Investment management contracts	532,791	—	532,791

Total	$733,770	$(117,321)	$616,449

	September 30, 2006
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Customer base	$165,606	$(82,616)	$82,990
Other	35,018	(25,473)	9,545

	200,624	(108,089)	92,535
Non-amortized intangible assets
Investment management contracts	482,098	—	482,098

Total	$682,722	$(108,089)	$574,633

The changes in the carrying values of goodwill and gross intangible assets were as follows:
(in thousands)	Goodwill	Amortized Intangible Assets	Non-amortized Intangible Assets
Balance at September 30, 2006	$1,406,825	$200,624	$482,098
Assets acquired during the period (see Note 3 – Acquisitions)	20,641	—	44,720
Foreign currency movement	10,434	355	5,973

Balance at June 30, 2007	$1,437,900	$200,979	$532,791

Estimated amortization expense related to definite-lived intangible assets for each of the next 5 fiscal years is as follows:

(in thousands)

for the Fiscal Years Ending September 30,
2007	$11,530
2008	10,431
2009	10,431
2010	10,428
2011	10,395

Note 10 - Debt

Outstanding debt consisted of the following:

(in thousands)	June 30, 2007	September 30, 2006
Current
Variable Funding Notes	$102,914	$232,330
Medium Term Notes	420,000	—
Commercial paper	64,414	168,063

	587,328	400,393
Non-Current
Medium Term Notes	—	420,000
Other	172,254	207,919

	172,254	627,919

Total Debt	$759,582	$1,028,312

Our banking/finance segment finances its automotive lending business primarily by issuing variable funding notes (the “variable funding notes”) under a one-year revolving $250.0 million variable funding note warehouse credit facility, originally entered into in March 2005, and subsequently extended for additional one-year terms in March 2006 and March 2007. The variable funding notes are payable to certain administered conduits and are secured by cash and a pool of automobile loans that meet or are expected to meet certain eligibility requirements. Credit enhancements for the variable funding notes require us to provide, as collateral, loans held for sale with a fair value in excess of the principal amount of the variable funding notes, as well as to hold in trust additional cash balances to cover certain shortfalls. In addition, we provide a payment provider commitment in an amount not to exceed 4.66% of the pool balance. We also enter into interest-rate swap agreements, accounted for as freestanding derivatives, intended to mitigate the interest-rate risk between the fixed interest rate on the pool of automobile loans and the floating interest rate being paid on the variable funding notes. We expect to extend or replace the variable funding warehouse credit facility upon the expiration of the current facility. On April 3, 2007, we completed a securitization transaction of automobile loans held for sale and used a portion of net sales proceeds to settle variable funding notes (see Note 8 – Securitization of Loans Held for Sale).

In April 2003, we completed the sale of five-year senior notes due April 15, 2008 totaling $420.0 million (the “medium term notes”). The medium term notes, which were offered to qualified institutional buyers only, carry an interest rate of 3.7% and are not redeemable prior to maturity by either the note holders or us. Interest payments are due semi-annually. As of June 30, 2007, such medium term notes have been re-classified from long-term debt to current portion of long-term debt as the contractual maturity of the notes is less than one year from the balance sheet date.

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

At June 30, 2007, we had $420.0 million available under a Five Year Facility Credit Agreement with certain banks and financial institutions expiring in the fiscal year ending September 30, 2010, $300.0 million of debt and equity securities available to be issued under a shelf registration statement filed with the SEC and $435.0 million of commercial paper available for issuance under a $500.0 million private placement. In addition, at June 30, 2007, our banking/finance operating segment had $350.0 million in available uncommitted short-term bank lines of credit under the Federal Reserve Fund system and $140.0 million in available secured Federal Reserve Bank discount window and Federal Home Loan Bank short-term borrowing capacity. During the three months ended June 30, 2007, we repaid $105.0 million of commercial paper at maturity.

Note 11 - Commitments and Contingencies

Guarantees

Under FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, we are required to recognize, in our financial statements, a liability for the fair value of any guarantees issued or modified after December 31, 2002 as well as make additional disclosures about existing guarantees.

In relation to the automobile loan securitization transactions that we have entered into with a number of qualified special purpose entities, we are obligated to cover shortfalls in amounts due to the holders of the notes up to certain levels as specified under the related agreements. As of June 30, 2007, the maximum potential amount of future payments related to these obligations was $37.9 million and the fair value of obligations arising from automobile securitization transactions entered into subsequent to December 31, 2002 reflected on our Condensed Consolidated Balance Sheet at June 30, 2007 was not material.

At June 30, 2007, our banking/finance operating segment had issued financial standby letters of credit totaling $1.7 million which beneficiaries would be able to draw upon in the event of non-performance by our customers, primarily in relation to lease and lien obligations of these banking customers. These standby letters of credit were secured by marketable securities with a fair value of $3.3 million as of June 30, 2007.

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

In addition, Franklin Templeton Investments Corp. (“FTIC”), a subsidiary of the Company and the investment manager of Franklin Templeton’s Canadian mutual funds, has been named in four market timing lawsuits in Canada that are styled as class actions. The lawsuits contain allegations similar or identical to allegations asserted by the Ontario Securities Commission in its March 3, 2005 order concerning market timing activities by three institutional investors in certain Canadian mutual funds managed by FTIC between February 1999 and February 2003, as previously reported. The lawsuits seek, among other relief, monetary damages, an order barring any increase in management fees for a period of two years following judgment, and/or attorneys’ fees and costs, as follows: Huneault v. AGF Funds, Inc., et al., Case No. 500-06-000256-046, filed on October 25, 2004 in the Superior Court for the Province of Quebec, District of Montreal; Heinrichs, et al. v. CI Mutual Funds, Inc., et al., Case No. 04-CV-29700, filed on December 17, 2004 in the Ontario Superior Court of Justice; Richardson v. Franklin Templeton Investments Corp., Case No. 05-CV-303069, filed on December 23, 2005 in the Ontario Superior Court of Justice; and Fischer, et al., v. IG Investment Management Ltd., et al. Case No. 06-CV-307599CP, filed on March 9, 2006 in the Ontario Superior Court of Justice. On July 25, 2007, plaintiffs in the Fischer lawsuit served FTIC with a motion for class certification.

As also previously reported, the Company and certain of its subsidiaries have been named in multiple lawsuits (only two of which remain unresolved) alleging violations of federal securities and state laws relating to marketing support payments and/or payment of allegedly excessive commissions, and advisory and distribution fees. All officers and directors originally named in these lawsuits have since been dismissed. These lawsuits are styled as class actions and/or derivative actions brought on behalf of certain Funds, and seek, among other relief, monetary damages, restitution, an accounting of all fees, commissions and soft dollar payments, declaratory relief, injunctive relief, and/or attorneys’ fees and costs, and are as follows:

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

The United States District Court for the District of New Jersey consolidated for pretrial purposes four of the above lawsuits (Stephen Alexander IRA, Tricarico, Wilcox, and Wolbrink) into a single master file entitled “In re Franklin Mutual Funds Fee Litigation” (Case No. 04-cv-982 (WJM)(RJH)). Following a September 9, 2005 order of dismissal with leave to amend certain claims, on March 10, 2006, plaintiffs in those lawsuits filed a second amended derivative consolidated complaint (the “Complaint”). Defendants moved to dismiss the Complaint on June 9, 2006. On March 13, 2007, the court granted defendants’ motion and dismissed the Complaint with prejudice. On April 12, 2007, plaintiffs filed a notice of appeal to the United States Court of Appeals for the Third Circuit. Shortly thereafter, plaintiffs/appellants sought to dismiss their appeal, and defendants stipulated to the dismissal. On May 18, 2007, the United States Court of Appeals for the Third Circuit entered an order accepting the parties’ stipulation and dismissing the appeal with prejudice, rendering dismissal of the consolidated action (including the individual lawsuits comprising that action) final.

On July 31, 2007, the Company and certain of its subsidiaries resolved Strigliabotti v. Franklin Resources, Inc., et al., Case No. C 04 0883 SI. Estimated costs associated with the lawsuit have been recognized in the consolidated financial statements as of and for the three months ended June 30, 2007. A stipulation of dismissal with prejudice will be filed in the United States District Court for the Northern District of California.

On February 14, 2007 and March 16, 2007, respectively, the United States District Court for the Northern District of California ordered the transfer of the Alexander and Ulferts lawsuits, referenced above, to the United States District Court for the District of New Jersey (Alexander v. Franklin Resources, Inc., et al., Case No. 2:07-cv-00848 WJM-MF and Ulferts v. Franklin Resources, Inc., et. al., Case No. 2:07-cv-01309 WJM-MF).

Management strongly believes that the claims made in each of the unresolved lawsuits identified above are without merit and intends to defend against them vigorously. The Company cannot predict with certainty, however, the eventual outcome of those unresolved lawsuits, nor whether they will have a material negative impact on the Company.

The Company is from time to time involved in litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, and results of operations.

Other Commitments and Contingencies

We have reviewed our interest in LAFL and LFL for consolidation under FIN 46R. Based on our analysis, we determined that we hold a significant interest in both LAFL and LFL; however, we are not the primary beneficiary of either company because we do not hold a majority of the risks and rewards of ownership. At June 30, 2007, total assets of LAFL and LFL were approximately $360.4 million and $16.4 million and our exposure to loss related to LAFL and LFL was approximately $177.3 million and $1.1 million. During the three and nine months ended June 30, 2007, we recognized pre-tax income of $0.2 million and $1.3 million for our share of LAFL’s and LFL’s net income over these periods. Due to our significant interest in both LAFL and LFL, we continue to carry on our balance sheet the DCA originally sold to LFL by FTDI until these assets are amortized or sold by LAFL. Neither we nor our distribution subsidiaries retain any direct ownership interest in the DCA sold, and therefore, the sold DCA are not available to satisfy claims of our creditors or those of our distribution subsidiaries.

At June 30, 2007, the total assets in sponsored investment products in which we held a significant interest under FIN 46R were approximately $1,003.1 million and our exposure to loss as a result of our interest in these products was $187.7 million. These amounts represent our maximum exposure to loss and do not reflect our estimate of the actual losses that could result from adverse changes.

In July 2003, we renegotiated an agreement, originally signed in February 2001, to outsource the operation of our U.S. data centers, which includes responsibility for processing data and managing the centers. We can terminate the amended agreement by incurring a termination charge. The maximum termination charge payable will depend on the termination date of the amended agreement, the service levels before our termination of the agreement, costs incurred by our service provider to wind-down the services and costs associated with assuming equipment leases. As of June 30, 2007, we estimated that the termination fee payable in July 2007, not including costs associated with assuming equipment leases, would approximate $5.9 million and would decrease each month thereafter, reaching a payment of approximately $2.2 million in July 2008.

At June 30, 2007, our banking/finance operating segment had commitments to extend credit aggregating $242.3 million, primarily under credit card lines.

We lease office space and equipment under long-term operating leases. At June 30, 2007, there were no material changes in leasing arrangements that would have a significant effect on future minimum lease payments reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

Note 12 - Stock-Based Compensation

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

As a result of adopting SFAS 123R, income before income taxes for the three and nine months ended June 30, 2007 included $1.4 million and $5.2 million of compensation costs that would not have been recognized under our previous accounting method for stock-based compensation. Income before income taxes for the three and nine months ended June 30, 2006 included $4.4 million and $14.3 million of compensation costs that would not have been recognized under our previous accounting method for stock-based compensation. Net income for the three and nine months ended June 30, 2007 included $1.3 million and $5.0 million of compensation costs, net of taxes that would not have been recognized under our previous accounting method for stock-based compensation. Net income for the three and nine months ended June 30, 2006 included $3.5 million and $12.3 million of compensation costs, net of taxes that would not have been recognized under our previous accounting method for stock-based compensation. Had we not adopted SFAS 123R, basic and diluted earnings per share would have been $0.01 higher and $0.02 higher for the three and nine months ended June 30, 2007. If we had not adopted SFAS 123R, basic and diluted earnings per share for the three and nine months ended June 30, 2006, would have been $0.02 higher and $0.05 higher.

Prior to the adoption of SFAS 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for stock-based payments (“excess tax benefits”) to be classified as financing cash flows. The excess tax benefit of $2.1 million and $36.4 million and $9.0 million and $28.3 million for the three and nine months ended June 30, 2007 and 2006, respectively, that was classified as a financing cash inflow, would have been classified as an operating cash inflow if we had not adopted SFAS 123R.

We sponsor the Amended and Restated Annual Incentive Plan (the “AIP”) and the 2002 Universal Stock Incentive Plan (the “USIP”). Under the terms of the AIP, eligible employees may receive cash, equity awards and/or cash-settled equity awards generally based on the performance of Franklin Templeton Investments, its funds, and the performance of the individual employee. The USIP provides for the issuance of up to 30.0 million shares of our common stock for various stock-related awards to officers, directors and employees. At June 30, 2007, approximately 5.8 million shares were available for grant under the USIP. In addition to stock awards and stock unit awards, we may award options and other forms of stock-based compensation to officers, directors and employees under the USIP. The Compensation Committee of the Board of Directors determines the terms and conditions of awards under the AIP and USIP.

Stock Options

The following table summarizes stock option activity:

(in thousands, except weighted average exercise price)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2006	5,111	$38.04	5.4	$346,023
Granted	—	—	—	—
Exercised	(405)	40.60	5.7
Cancelled	(3)	47.85	6.5
Forfeited/expired	—	—	—

Outstanding at December 31, 2006	4,703	$37.82	5.1	$340,262
Granted	—	—	—
Exercised	(358)	38.81	4.9
Cancelled	(6)	39.64	5.8
Forfeited/expired	—	—	—

Outstanding at March 31, 2007	4,339	$37.73	4.9	$360,518

Granted	—	—	—
Exercised	(288)	38.54	4.6
Cancelled	(1)	43.72	3.2
Forfeited/expired	—	—	—	—

Outstanding at June 30, 2007	4,050	$37.67	4.6	$383,862

Exercisable at June 30, 2007	4,022	$37.56	4.6	$381,750

Stock option awards outstanding under the USIP generally have been granted at prices which are either equal to or above the market value of the underlying common stock on the date of grant, generally vest over three years and expire no later than ten years after the grant date. We have not granted stock option awards under the USIP since November 2004.

Effective October 1, 2005, compensation expense related to nonvested options is recognized ratably over the remaining requisite service period. At June 30, 2007, total unrecognized compensation cost related to nonvested options, which is expected to be recognized over a remaining weighted average vesting period of 0.25 years, was not material.

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

Total unrecognized compensation cost related to nonvested stock awards and stock unit awards, net of estimated forfeitures, was $76.5 million at June 30, 2007. This cost is expected to be recognized over a remaining weighted-average vesting period of 2.0 years.

The following is a summary of nonvested stock award and stock unit award activity:

(shares in thousands)	Shares	Weighted- Average Grant- Date Fair Value
Nonvested balance at September 30, 2006	697	$75.89
Granted	720	109.87
Vested	(5)	94.98
Forfeited	(16)	80.58

Nonvested Balance at December 31, 2006	1,396	$93.03
Granted	27	118.50
Vested	(136)	65.77
Forfeited	(16)	92.37

Nonvested Balance at March 31, 2007	1,271	$96.78
Granted	1	128.40
Vested	—	—
Forfeited	(17)	95.03

Nonvested Balance at June 30, 2007	1,255	$96.84

Our stock awards generally entitle holders to the right to sell their shares of common stock once the awards vest. Stock unit awards generally entitle holders to receive the underlying shares of common stock once the awards vest. In addition, certain performance-based stock awards were granted to our Chief Executive Officer. The total number of shares ultimately received by the Chief Executive Officer depends on our performance against specified performance goals and is subject to vesting provisions. At June 30, 2007, the balance of nonvested shares granted to the Chief Executive Officer and subject to vesting upon the achievement of prior years’ performance goals, set or determined in prior years, was 11.5 thousand and had a weighted-average grant-date fair value of $97.54 per share.

Employee Stock Investment Plan

The Franklin Resources, Inc. 1998 Employee Stock Investment Plan (the “ESIP”) allows eligible participants to buy shares of our common stock at 90% of its market value on defined dates and, at the Company’s sole discretion, to receive a 50% match of the shares purchased, provided the employee, among other conditions, has held the previously purchased shares for a defined period. The Compensation Committee and the Board of Directors determine the terms and conditions of awards under the ESIP. A total of 202.8 thousand shares were issued under the ESIP for the nine months ended June 30, 2007. No shares were issued during the three months ended June 30, 2007. At June 30, 2007, 4.2 million shares were reserved for future issuance under this plan.

All Stock-Based Plan Arrangements

Total stock-based compensation costs of $19.6 million and $57.8 million and $16.2 million and $44.8 million were recognized in the Condensed Consolidated Statements of Income for the three and nine months ended June 30, 2007 and 2006, respectively. Included in stock-based compensation costs for the three and nine months ended June 30, 2007 and 2006, were amounts classified as compensation and benefits liabilities in our Consolidated Balance Sheets. The income tax benefits from stock-based arrangements totaled $2.4 million and $44.2 million and $11.0 million and $36.1 million for the three and nine months ended June 30, 2007 and 2006, respectively, with approximately $2.3 million and $34.5 million and $8.2 million and $28.2 million attributed to stock option exercises for the same periods. Cash received from stock option exercises for the three and nine months ended June 30, 2007 and 2006 was $12.2 million and $42.5 million and $7.5 million and $78.3 million, respectively. We generally do not repurchase shares upon share option exercise or vesting of stock awards and stock unit awards. However, in order to pay taxes due in connection with the vesting of employee and executive officer stock awards and stock unit awards under the USIP and in connection with matching grants under the ESIP, we repurchase shares using a net stock-issuance method.

Note 13 - Common Stock Repurchases

During the three and nine months ended June 30, 2007, we repurchased 4.0 million and 9.2 million shares of our common stock at a cost of $521.8 million and $1,125.4 million, respectively. The common stock repurchases made as of June 30, 2007 reduced our capital in excess of par value to nil and the excess amount was recognized as a reduction to retained earnings. On June 19, 2007, our Board of Directors authorized the Company to repurchase, from time to time, up to an aggregate of 10.0 million shares of our common stock in addition to any remaining shares then available pursuant to the prior authorization of our Board of Directors. At June 30, 2007, approximately 10.2 million shares of our common stock remained available for repurchase under our stock repurchase program. During the three and nine months ended June 30, 2006, we repurchased 9.8 million and 10.7 million shares of our common stock at a cost of $850.7 million and $935.1 million, respectively. Our stock repurchase program is not subject to an expiration date.

During the three months ended March 31, 2007, we repurchased 4.0 million shares of our common stock under an accelerated stock repurchase agreement with an unrelated counterparty, a global investment bank, at an initial price of $116.14 per share or a cash payment totaling $464.6 million. Under the terms of the agreement, we could either receive or pay a future price adjustment based generally on the daily volume-weighted average prices of our common stock over a period of up to several months. The price adjustment could be settled, at our option, in cash or shares of our common stock. In July 2007, on the settlement date of the stock repurchase agreement, we paid $49.1 million in cash as a price adjustment to the counterparty.

Note 14 - Segment Information

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

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Operating Revenues
Investment management and related services	$1,623,169	$1,304,256	$4,529,752	$3,715,664
Banking/finance	16,642	13,019	46,880	37,833

Total	$1,639,811	$1,317,275	$4,576,632	$3,753,497

Income Before Taxes on Income
Investment management and related services	$626,100	$485,039	$1,821,862	$1,328,221
Banking/finance	8,421	4,184	23,707	14,592

Total	$634,521	$489,223	$1,845,569	$1,342,813

Operating segment assets were as follows:

(in thousands)	June 30, 2007	September 30, 2006
Investment management and related services	$8,579,776	$8,350,966
Banking/finance	874,965	1,148,893

Total	$9,454,741	$9,499,859

All of our goodwill and intangible assets, as well as substantially all of our depreciation and amortization costs and expenditures on long-lived assets, relate to our investment management and related services operating segment.

Operating revenues of the banking/finance operating segment included above were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Interest and fees on loans	$7,840	$10,635	$25,196	$28,884
Interest and dividends on investment securities	5,485	4,717	16,560	12,793

Total interest income	13,325	15,352	41,756	41,677
Interest on deposits	(3,340)	(3,885)	(10,933)	(10,400)
Interest on short-term debt	(187)	(2,910)	(4,750)	(7,020)
Interest expense – inter-segment	—	(72)	(139)	(292)

Total interest expense	(3,527)	(6,867)	(15,822)	(17,712)
Net interest income	9,798	8,485	25,934	23,965
Other income	7,426	4,559	22,665	15,704
Provision for probable loan losses	(582)	(25)	(1,719)	(1,836)

Total Operating Revenues	$16,642	$13,019	$46,880	$37,833

Inter-segment interest payments from the banking/finance operating segment to the investment management and related services operating segment are based on market rates prevailing at the inception of each loan. Inter-segment interest income and expense are not eliminated in our Condensed Consolidated Statements of Income.

Note 15 - Banking Regulatory Ratios

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain a minimum Tier 1 capital and Tier 1 leverage ratio (as defined in the regulations), as well as minimum Tier 1 and Total risk-based capital ratios (as defined in the regulations). Based on our calculations, at June 30, 2007, and September 30, 2006, we exceeded the capital adequacy requirements applicable to us as listed below.

(dollar amounts in thousands)	June 30, 2007	September 30, 2006	Capital Adequacy Minimum
Tier 1 capital	$4,920,902	$4,707,956	N/A
Total risk-based capital	4,923,528	4,710,636	N/A
Tier 1 leverage ratio	65%	66%	4%
Tier 1 risk-based capital ratio	89%	92%	4%
Total risk-based capital ratio	89%	92%	8%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q includes trademarks and registered trademarks of Franklin Resources, Inc. (the “Company” or “we”) and its direct and indirect subsidiaries.

Forward-Looking Statements

In this section, we discuss and analyze the results of operations and financial condition of Franklin Resources, Inc. (the “Company” or “we”) and its subsidiaries (collectively, “Franklin Templeton Investments”). In addition to historical information, we also make statements relating to the future, called “forward-looking” statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will”, “may”, “should”, “could”, “expect”, “believe”, “anticipate”, “intend”, or other similar words. Moreover, statements that speculate about future events are forward-looking statements. These forward-looking statements involve a number of known and unknown risks, uncertainties and other important factors that could cause the actual results and outcomes to differ materially from any future results or outcomes expressed or implied by such forward-looking statements. You should carefully review the “Risk Factors” section set forth below and in any more recent filings with the U.S. Securities and Exchange Commission (the “SEC”), each of which describes certain risks, uncertainties and other important factors in more detail. While forward-looking statements are our best prediction at the time that they are made, you should not rely on them. We undertake no obligation, unless required by law, to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Quarterly Report on Form 10-Q.

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2006 filed with the SEC, and the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

In the three and nine months ended June 30, 2007, our investment management and related services operating segment continued to experience record levels of assets under management. In addition to market appreciation, which reflected, among other things, the positive performance of many equity markets globally, this growth resulted from excess sales over redemptions. In part, we attribute the continued positive trend in excess sales over redemptions to the strong relative performance of our product offerings, the successful marketing to and diversification of our client base and our focus on customer service. Consistent with the increase in our assets under management, we experienced growth in net income and higher diluted earnings per share in the three and nine months ended June 30, 2007, as compared to the three and nine months ended June 30, 2006.

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

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(dollar amounts in millions, except per share data)	2007	2006		2007	2006
Net Income	$468.4	$371.4	26%	$1,336.0	$885.9	51%
Earnings Per Common Share
Basic	$1.89	$1.44	31%	$5.33	$3.46	54%
Diluted	1.86	1.41	32%	5.26	3.37	56%
Operating Margin [1]	32%	34%		33%	32%

________________________

[1]	Defined as operating income divided by total operating revenues.

Net income increased by 26% and 51% for the three and nine months ended June 30, 2007, as compared to the same periods in the prior fiscal year reflecting higher fees for providing investment management and fund administration services (“investment management fees”) and underwriting and distribution fees, consistent with a 22% and 19% increase in simple monthly average assets under management for the three and nine months ended June 30, 2007 and higher gross sales on which commissions are earned, partially offset by higher underwriting and distribution expenses and estimated litigation costs. The increased net income also reflects increased other income (expenses) which increased 210% and 134% for the three and nine months ended June 30, 2007, as compared to the same periods in the prior fiscal year. In addition, in the nine months ended June 30, 2006, we recognized an income tax charge of $108.5 million related to repatriated earnings of our foreign subsidiaries under the American Jobs Creation Act of 2004 (the “Jobs Act”), and a non-cash impairment charge of $68.4 million to the customer base intangible assets of Fiduciary Trust Company International (“Fiduciary Trust”) relating to the reorganization of its business.

Diluted earnings per share increased by 32% and 56% for the three and nine months ended June 30, 2007, as compared to the same periods in the prior fiscal year, consistent with the increase in net income and a decrease in diluted weighted average common shares outstanding during the three and nine months ended June 30, 2007.

ASSETS UNDER MANAGEMENT

(in billions)	June 30, 2007	June 30, 2006	Percent Change
Equity
Global/international	$274.4	$209.7	31%
Domestic (U. S.)	101.6	82.1	24%

Total equity	376.0	291.8	29%

Hybrid	112.7	84.6	33%
Fixed-Income
Tax-free	58.2	54.1	8%
Taxable
Domestic (U. S.)	32.8	31.3	5%
Global/international	37.8	22.4	69%

Total fixed-income	128.8	107.8	19%

Money Market	6.5	5.9	10%

Total	$624.0	$490.1	27%

Simple Monthly Average for the Three-Month Period[2]	$605.5	$494.6	22%

Simple Monthly Average for the Nine-Month Period[2]	$568.0	$476.0	19%

________________________

[2]	Investment management fees from approximately 57% of our assets under management at June 30, 2007 were calculated using daily average assets under management.

Our assets under management at June 30, 2007 were $624.0 billion, 27% higher than they were at June 30, 2006, primarily due to excess sales over redemptions of $39.1 billion and market appreciation of $101.9 billion during the twelve-month period ended June 30, 2007. Simple monthly average assets under management, which are generally more indicative of trends in investment management fees than the year over year change in ending assets under management, were 22% and 19% higher for the three and nine months ended June 30, 2007, respectively, than for the three and nine months ended June 30, 2006.

The simple monthly average mix of assets under management is shown below.

	Nine Months Ended June 30,
	2007	2006
Equity	60%	59%
Hybrid	18%	17%
Fixed-income	21%	22%
Money market	1%	2%

Total	100%	100%

For the nine months ended June 30, 2007, our effective investment management fee rate (investment management fees divided by simple monthly average assets under management) decreased to 0.613% from 0.616% for the same period in the prior fiscal year. A decrease in our effective investment management fee rate was primarily due to a decrease in performance fees. The decrease in performance fees was primarily the result of the divesture of assets under management of a former subsidiary at October 1, 2006, partially offset by the change in the mix of assets under management, resulting from higher relative excess sales over redemptions and greater appreciation of equity and hybrid products as compared to fixed-income products. Generally, investment management fees earned on equity products are higher than fees earned on fixed-income products.

Assets under management by sales region were as follows:

(dollar amounts in billions)	June 30, 2007	Percent of Total	June 30, 2006	Percent of Total
United States	$428.9	69%	$344.6	70%
Europe	76.2	12%	54.6	11%
Canada	45.9	7%	36.2	8%
Asia/Pacific and other[3]	73.0	12%	54.7	11%

Total	$624.0	100%	$490.1	100%

________________________

[3]	Includes multi-jurisdictional assets under management.

Components of the change in our assets under management were as follows:

(dollar amounts in billions)	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
	2007	2006		2007	2006
Beginning assets under management	$576.0	$491.6	17%	$511.3	$453.1	13%
Sales	51.9	35.3	47%	132.9	98.3	35%
Reinvested distributions	3.9	2.9	34%	19.1	12.6	52%
Redemptions	(36.0)	(34.0)	6%	(96.1)	(88.5)	9%
Distributions	(4.7)	(3.4)	38%	(23.6)	(15.5)	52%
Acquisitions/(dispositions)	—	0.2	(100)%	(2.0)	0.2	N/A
Appreciation/(depreciation)	32.9	(2.5)	N/A	82.4	29.9	176%

Ending Assets Under Management	$624.0	$490.1	27%	$624.0	$490.1	27%

For the three and nine months ended June 30, 2007, excess sales over redemptions were $15.9 billion and $36.8 billion, as compared to $1.3 billion and $9.8 billion for the same periods in the prior fiscal year. Our products experienced appreciation of $32.9 billion and $82.4 billion for the three and nine months ended June 30, 2007, related primarily to our equity products, as compared to market depreciation of $2.5 billion and appreciation of $29.9 billion for the same periods in the prior fiscal year. Dispositions for the nine months ended June 30, 2007 included the divestiture of assets under management of a former subsidiary at October 1, 2006.

OPERATING REVENUES

(dollar amounts in millions)	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
	2007	2006		2007	2006
Investment management fees	$927.8	$786.0	18%	$2,610.5	$2,199.5	19%
Underwriting and distribution fees	619.3	447.1	39%	1,699.9	1,307.5	30%
Shareholder servicing fees	70.1	65.6	7%	206.0	194.9	6%
Consolidated sponsored investment products income, net	3.1	2.8	11%	5.3	5.6	(5)%
Other, net	19.5	15.8	23%	54.9	46.0	19%

Total Operating Revenues	$1,639.8	$1,317.3	24%	$4,576.6	$3,753.5	22%

Investment Management Fees

Investment management fees accounted for 57% of our operating revenues for the three and nine months ended June 30, 2007, as compared to 60% and 59% for the same periods in the prior fiscal year. Investment management fees are generally calculated under contractual arrangements with our sponsored investment products as a percentage of the market value of assets under management. Annual rates vary by investment objective and type of services provided.

Investment management fees increased 18% and 19% for the three and nine months ended June 30, 2007, as compared to the same periods in the prior fiscal year, consistent with a 22% and 19% increase in simple monthly average assets under management for the three and nine months ended June 30, 2007, as compared to the same periods in the prior fiscal year.

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

Overall, underwriting and distribution fees increased 39% and 30% for the three and nine months ended June 30, 2007, as compared to the same periods in the prior fiscal year. Underwriting fees increased 54% and 38% for the three and nine months ended June 30, 2007, as compared to the same periods in the prior fiscal year, consistent with a 47% and 35% increase in gross product sales over the same periods. Distribution fees increased 29% and 25% for the three and nine months ended June 30, 2007, as compared to the same periods in the prior fiscal year, consistent with a 22% and 19% increase in simple monthly average assets under management over the same periods, and an increase in equity products as compared to fixed-income products in the simple average mix of assets under management. Distribution fees are generally higher for equity products, as compared to fixed-income products.

Shareholder Servicing Fees

Shareholder servicing fees are generally fixed charges per shareholder account that vary with the particular type of fund and the service being rendered. In some instances, sponsored investment products are charged these fees based on the level of assets under management. We receive fees as compensation for providing transfer agency services, including providing customer statements, transaction processing, customer service and tax reporting. In the United States, transfer agency service agreements provide that accounts closed in a calendar year generally remain billable at a reduced rate through the second quarter of the following calendar year. In Canada, such agreements provide that accounts closed in the calendar year remain billable for four months after the end of the calendar year. Accordingly, the level of fees will vary with the growth in new accounts and the level of closed accounts that remain billable. Approximately 300 thousand accounts closed in Canada during calendar year 2006 were no longer billable effective May 1, 2007, as compared to approximately 358 thousand accounts closed during calendar year 2005 that were no longer billable effective May 1, 2006. Approximately 1.5 million accounts closed in the U.S. during calendar year 2006 were no longer billable effective July 1, 2007, as compared to approximately 1.6 million accounts closed during calendar year 2005 that were no longer billable effective July 1, 2006.

Shareholder servicing fees increased 7% and 6% for the three and nine months ended June 30, 2007, as compared to the same periods in the prior fiscal year. The increase reflects a 13% and 14% increase in simple monthly average billable shareholder accounts during both periods, partially offset by an increase of shareholder accounts that are billable at a lower rate, because of service level and changes in the global mix of shareholder accounts.

Consolidated Sponsored Investment Products Income, Net

Consolidated sponsored investment products income, net reflects the net investment income, including dividends received, of sponsored investment products consolidated under Financial Accounting Standards Board (the “FASB”) FASB Statement of Financial Accounting Standards No. 94, “Consolidation of All Majority-Owned Subsidiaries - an amendment of ARB No. 51, with related amendments of APB Opinion No. 18 and ARB No. 43, Chapter 12” and FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities–an interpretation of ARB No. 51” (“FIN 46R”).

The increase of 11% and decrease of 5% for the three and nine months ended June 30, 2007, as compared to the same periods in the prior fiscal year, reflects the investment performance of the specific sponsored investment products that we consolidate.

Other, Net

Other, net consists primarily of revenues from our banking/finance operating segment as well as income from custody services. Revenues from the banking/finance operating segment include interest income on loans, servicing income, and investment income on banking/finance investment securities, and are reduced by interest expense and the provision for probable loan losses.

Other, net increased 23% for the three months ended June 30, 2007, as compared to the same period in the prior fiscal year primarily due to higher securitization gains and net unrealized interest-rate swap gains, partially offset by a decrease in interest income related to our automotive lending business. Other, net increased 19% for the nine months ended June 30, 2007, as compared to the same period in the prior fiscal year primarily due to higher interest income on debt securities and securitization gains related to our automotive lending business.

OPERATING EXPENSES

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(dollar amounts in millions)	2007	2006		2007	2006
Underwriting and distribution	$595.9	$430.7	38%	$1,607.9	$1,224.0	31%
Compensation and benefits	275.5	242.7	14%	795.0	692.4	15%
Information systems, technology and occupancy	79.7	74.1	8%	228.8	221.9	3%
Advertising and promotion	52.4	41.3	27%	133.3	107.8	24%
Amortization of deferred sales commissions	40.8	31.5	30%	112.2	95.6	17%
Amortization of intangible assets	3.7	2.7	37%	9.0	11.4	(21)%
Intangible assets impairment	—	—	N/A	—	68.4	(100)%
Other	72.8	42.3	72%	164.3	125.7	31%

Total Operating Expenses	$1,120.8	$865.3	30%	$3,050.5	$2,547.2	20%

Underwriting and Distribution

Underwriting and distribution includes expenses payable to financial advisers and other third parties for providing sales, marketing and distribution services to investors in our sponsored investment products. Underwriting and distribution expense increased 38% and 31% for the three and nine months ended June 30, 2007 over the same periods in the prior fiscal year consistent with similar trends in underwriting and distribution revenue. Underwriting and distribution expense for the three and nine months ended June 30, 2007 included a one-time distribution charge of $12.7 million related to the termination of certain limited partnerships in Canada.

Compensation and Benefits

Compensation and benefits expense increased 14% and 15% for the three and nine months ended June 30, 2007, as compared to the same periods in the prior fiscal year primarily due to an increase in bonus expense, including bonus expense under the Amended and Restated Annual Incentive Compensation Plan (the “AIP”), pursuant to which bonus awards have been made, based, in part, on our performance, and in relation to certain performance-based bonus plans outside of the AIP. The increase also reflected our annual merit salary adjustments that were effective December 1, 2006 and higher staffing levels. We continued to experience a decrease in stock option expense in the three and nine months ended June 30, 2007, as compared to the same periods in the prior fiscal year as no new awards have been granted since November 2004.

We continue to place a high emphasis on our pay for performance philosophy. As such, any changes in the underlying performance of our sponsored investment products or changes in the composition of our incentive compensation offerings could have an impact on compensation and benefits going forward. However, in order to attract and retain talented individuals, our level of compensation and benefits may increase more quickly or decrease more slowly than our revenue. We employed approximately 8,700 people at June 30, 2007, as compared to approximately 7,800 at June 30, 2006.

Information Systems, Technology and Occupancy

Information systems, technology and occupancy costs increased 8% for the three months ended June 30, 2007, as compared to the same period in the prior fiscal year primarily due to an increase in technology consulting and software costs that are not subject to capitalization, and higher occupancy costs related to global expansion.

Information systems, technology and occupancy costs increased 3% for the nine months ended June 30, 2007, as compared to the same period in the prior fiscal year primarily due to increases in external data services costs, software costs that are not subject to capitalization and occupancy costs related to global expansion, partially offset by a decrease in technology consulting costs that are not subject to capitalization.

Details of capitalized information systems and technology costs, which exclude occupancy costs, are shown below.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2007	2006	2007	2006
Net carrying amount at beginning of period	$46.1	$40.6	$44.9	$42.7
Additions during period, net of disposals and other adjustments	11.4	7.0	24.3	17.1
Amortization during period	(6.3)	(5.8)	(18.0)	(18.0)

Net Carrying Amount at End of Period	$51.2	$41.8	$51.2	$41.8

Advertising and Promotion

Advertising and promotion expense increased 27% and 24% for the three and nine months ended June 30, 2007, as compared to the same periods in the prior fiscal year due to an increase in marketing support payments made to intermediaries who sell our sponsored investment products to the public on our behalf in the United States.

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

Amortization of deferred sales commissions increased 30% and 17% for the three and nine months ended June 30, 2007, as compared to the same periods in the prior fiscal year reflecting an increase in the related DCA.

Amortization of Intangible Assets and Intangible Assets Impairment

Amortization of intangible assets increased 37% for the three months ended June 30, 2007, as compared to the same period in the prior fiscal year, primarily due to the reassessment of the estimated useful lives of certain management contracts. Amortization of intangible assets decreased 21% for the nine months ended June 30, 2007, as compared to the same period in the prior fiscal year, reflecting the lower net carrying value of definite-lived intangible assets following a $68.4 million non-cash impairment charge, recorded in the quarter ended March 31, 2006, related to certain intangible assets of Fiduciary Trust, as explained below.

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

Other operating expenses increased 72% and 31% for the three and nine months ended June 30, 2007, as compared to the same period in the prior fiscal year primarily due to higher estimated litigation costs. The increase was also the result of higher investment management fees payable to external parties and higher consulting and professional fees, including additional costs related to the distribution of market-timing settlements.

OTHER INCOME (EXPENSES)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2007	2006	2007	2006
Consolidated sponsored investment products gains (losses), net	$16.3	$(8.4)	$60.4	$19.5
Investment and other income, net
Dividend income	18.7	16.9	55.0	42.6
Interest income	33.1	31.0	100.0	80.0
Realized gains on sale of investments and other assets, net	21.0	5.5	69.4	23.5
Equity in net income of affiliates	26.0	10.4	56.1	19.2
Other, net	6.5	(11.5)	(3.2)	(25.3)

Total	105.3	52.3	277.3	140.0
Interest expense	(6.1)	(6.7)	(18.3)	(23.0)

Other income, net	$115.5	$37.2	$319.4	$136.5

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

Other income (expenses) increased 210% for the three months ended June 30, 2007, as compared to the same period in the prior fiscal year primarily due to higher realized gains on sale of investments, higher equity-method income from unconsolidated affiliates, realized and unrealized net gains from our consolidated sponsored investment products, and a pre-tax gain of approximately $3.0 million on sale of a wholly-owned subsidiary.

Other income (expenses) increased 134% for the nine months ended June 30, 2007, as compared to the same period in the prior fiscal year primarily due to higher realized gains on sale of investments, equity-method income from unconsolidated affiliates, interest income, realized and unrealized net gains from our consolidated sponsored investment products, dividend income and an other-than-temporary decline in certain of our long-term investments recognized in the prior fiscal year.

Taxes on Income

As a multinational corporation, we provide investment management and related services to a wide range of international sponsored investment products, often managed from locations outside the United States. Some of these jurisdictions have lower tax rates than the United States. The mix of pre-tax income (primarily from our investment management and related services business) subject to these lower rates, when aggregated with income originating in the United States, produces a lower overall effective income tax rate than existing U.S. federal and state income tax rates.

Our effective income tax rate was 26.19% and 27.61% for the three and nine months ended June 30, 2007, as compared to 24.08% and 34.03% for the comparative periods in the prior fiscal year. The decline in our effective income tax rate for the nine months ended June 30, 2007, as compared to the same period in the prior fiscal year was principally due to an income tax charge of $108.5 million related to repatriated earnings of our foreign subsidiaries under the Jobs Act. The effective income tax rate for future reporting periods will continue to reflect the relative contributions of foreign earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income, as well as other factors, including a reduction in our tax liabilities due to certain favorable international tax rulings obtained in prior years, which are in effect through fiscal year 2007.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key financial data relating to our liquidity, and sources and uses of capital.

(in millions)	June 30, 2007	September 30, 2006
Balance Sheet Data
Assets
Liquid assets	$5,494.1	$5,347.8
Cash and cash equivalents	3,576.0	3,613.1
Liabilities
Debt
Variable Funding Notes	$102.9	$232.3
Commercial paper	64.4	168.1
Medium Term Notes	420.0	420.0
Other long-term debt	172.3	207.9

Total Debt	$759.6	$1,028.3

	Nine Months Ended June 30,
(in millions)	2007	2006
Cash Flow Data
Operating cash flows	$1,533.9	$1,099.1
Investing cash flows	(106.2)	98.9
Financing cash flows	(1,464.7)	(937.0)

Liquidity

Liquid assets consist of cash and cash equivalents, investment securities (trading and available-for-sale) and current receivables. Cash and cash equivalents include cash, debt instruments with maturities of three months or less at the purchase date and other highly liquid investments that are readily convertible into cash, including money market funds. Cash and cash equivalents at June 30, 2007 decreased from September 30, 2006 due to net cash usage in financing and investing activities, partially offset by an increase in operating cash flows. At June 30, 2007, the percentage of cash and cash equivalents held by our U.S. operations and foreign operations were approximately 59% and 41% as compared to approximately 79% and 21% at September 30, 2006.

The decrease in total debt outstanding from September 30, 2006 primarily relates to repayments made under a one-year revolving $250.0 million variable funding note warehouse credit facility, subsequent to the completion of an automobile loan securitization transaction in April 2007, and the repayment of $105.0 million of commercial paper at maturity in June 2007.

We experienced higher operating cash inflows in the nine months ended June 30, 2007, as compared to the same period in the prior fiscal year due to higher net income and proceeds from the securitization of loans held for sale, partly offset by higher originations of loans held for sale. We experienced investing cash outflows for the nine months ended June 30, 2007, as compared to investing cash inflows for the same period in the prior fiscal year, primarily due to acquisition transactions relating to certain Indian subsidiaries in the three months ended June 30, 2007 and a decrease in net liquidations of investments. We experienced higher financing cash outflows in the nine months ended June 30, 2007, as compared to the same period in the prior fiscal year primarily due to higher repurchases of our common stock and higher payments on debt, net of originations.

During the nine months ended June 30, 2007, we repurchased 9.2 million shares of our common stock at a cost of $1,125.4 million. As a result, the common stock repurchases made as of June 30, 2007 reduced our capital in excess of par value to nil and the excess amount was recognized as a reduction to retained earnings. On June 19, 2007, our Board of Directors authorized the Company to repurchase, from time to time, up to an aggregate of 10.0 million shares of our common stock in addition to any remaining shares then available pursuant to the prior authorization of our Board of Directors. At June 30, 2007, approximately 10.2 million shares of our common stock remained available for repurchase under our stock repurchase program. During the nine months ended June 30, 2006, we repurchased 10.7 million shares of our common stock at a cost of $935.1 million. Our stock repurchase program is not subject to an expiration date.

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

As of June 30, 2007, we had $420.0 million available under a Five Year Facility Credit Agreement with certain banks and financial institutions expiring in the fiscal year ending September 30, 2010, $300.0 million of debt and equity securities available to be issued under a shelf registration statement filed with the SEC and $435.0 million of commercial paper available for issuance under a $500.0 million private placement. In addition, at June 30, 2007, our banking/finance operating segment had $350.0 million in available uncommitted short-term bank lines of credit under the Federal Reserve Fund system and $140.0 million in available secured Federal Reserve Bank discount window and Federal Home Loan Bank short-term borrowing capacity.

Our ability to access the capital markets in a timely manner depends on a number of factors including our credit rating, the condition of the global economy, investors’ willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. In extreme circumstances, we might not be able to access this liquidity readily.

Our banking/finance operating segment finances its automotive lending activities through operational cash flows, inter-segment loans and the issuance of notes under a one-year revolving $250.0 million variable funding note credit facility, which are typically repaid by the sale of its automobile loans in securitization transactions with qualified special purpose entities. The qualified special purpose entities then issue asset-backed securities to private investors. Net sale proceeds from automobile loan securitization transactions were $682.1 million for the nine months ended June 30, 2007 and $348.3 million for the nine months ended June 30, 2006. A significant portion of the proceeds was used to settle the outstanding variable funding notes.

The variable funding note credit facility was originally entered into in March 2005, and subsequently extended for additional one-year terms in March 2006 and March 2007. The variable funding notes are payable to certain administered conduits and are secured by cash and a pool of automobile loans that meet or are expected to meet certain eligibility requirements. Credit enhancements for the variable funding notes require us to provide, as collateral, loans held for sale with a fair value in excess of the principal amount of the variable funding notes, as well as to hold in trust additional cash balances to cover certain shortfalls. In addition, we provide a payment provider commitment in an amount not to exceed 4.66% of the pool balance. We also enter into interest-rate swap agreements intended to mitigate the interest-rate risk between the fixed interest rate on the pool of automobile loans and the floating interest rate being paid on the variable funding notes accounted for as freestanding derivatives. We expect to extend or replace the variable funding warehouse credit facility upon the expiration of the current facility.

Our ability to access the securitization and capital markets will directly affect our plans to finance the automobile loan portfolio in the future.

On April 4, 2007, we sold Templeton Funds Annuity Company (“TFAC”), a wholly-owned subsidiary and a life insurance company for approximately $14.5 million in cash and recorded a pre-tax gain of approximately $3.0 million. Approximately $11.5 million of the cash proceeds is recognized in net cash provided by operating activities in the consolidated statements of cash flows for the nine months ended June 30, 2007.

Uses of Capital

We expect that the main uses of cash will be to expand our core business, make strategic acquisitions, acquire shares of our common stock, fund property and equipment purchases, pay operating expenses of the business, enhance technology infrastructure and business processes, pay stockholder dividends and repay and service debt.

We continue to look for opportunities to control our costs and expand our global presence. In this regard, in fiscal year 2005 we entered into a commitment to acquire land and build a campus in Hyderabad, India, to establish support services for several of our global functions. Our estimated total cost to complete the campus at June 30, 2007 was $50.9 million, of which $42.4 million had been incurred as of this date. We inaugurated the opening of the campus in January 2007. In fiscal year 2007, we increased our commitment by $20.5 million, of which $0.4 million has been incurred to date. The additional commitment relates to construction of a new building, which is currently expected to be completed in fiscal year 2008.

On April 3, 2007, Franklin Templeton Investments acquired the remaining 25% interest in its joint ventures in India, Franklin Templeton Asset Management (India) Private Limited and Franklin Templeton Trustee Services Private Limited, from an unrelated third-party for approximately $89.7 million.

On June 15, 2007, we made a one-time distribution payment of $12.7 million related to the termination of certain limited partnerships in Canada. The payment was recognized as a charge to underwriting and distribution expenses in the three months ended June 30, 2007.

On June 19, 2007, our Board of Directors declared a regular quarterly cash dividend of $0.15 per share payable on July 13, 2007 to stockholders of record on June 29, 2007.

On June 27, 2007, we repaid $105.0 million of commercial paper at maturity.

During the three months ended March 31, 2007, we repurchased 4.0 million shares of our common stock under an accelerated stock repurchase agreement with an unrelated counterparty, a global investment bank, at an initial price of $116.14 per share or a cash payment totaling $464.6 million. Under the terms of the agreement, we could either receive or pay a future price adjustment based generally on the daily volume-weighted average prices of our common stock over a period of up to several months. The price adjustment could be settled, at our option, in cash or shares of our common stock. In July 2007, on the settlement date of the stock repurchase agreement, we paid $49.1 million in cash as a price adjustment to the counterparty.

Our five-year medium term notes due April 15, 2008 totaling $420.0 million have been re-classified from long-term debt to current portion of long-term debt as the contractual maturity of the notes is less than one year from the balance sheet date. We currently expect to repay the medium term notes at the scheduled maturity date.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Our contractual obligations are summarized in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006. As of June 30, 2007, there had been no material changes outside the ordinary course in our contractual obligations from September 30, 2006.

In relation to the automobile loan securitization transactions that we have entered into with a number of qualified special purpose entities, we are obligated to cover shortfalls in amounts due to the holders of the notes up to certain levels as specified under the related agreements. As of June 30, 2007, the maximum potential amount of future payments related to these obligations was $37.9 million and the fair value of obligations arising from automobile securitization transactions entered into subsequent to December 31, 2002 reflected on our Condensed Consolidated Balance Sheet at June 30, 2007 was not material.

At June 30, 2007, the banking/finance operating segment had commitments to extend credit aggregating $242.3 million, primarily under its credit card lines, and had issued financial standby letters of credit totaling $1.7 million on which beneficiaries would be able to draw in the event of non-performance by our customers, primarily in relation to lease and lien obligations of these banking customers. These standby letters of credit were secured by marketable securities with a fair value of $3.3 million as of June 30, 2007.

OFF-BALANCE SHEET ARRANGEMENTS

As discussed above, we hold a 49% ownership interest in LAFL and LFL and we account for the ownership interest in these companies using the equity method of accounting. As of June 30, 2007, total assets of LAFL and LFL were approximately $360.4 million and $16.4 million and our exposure to loss related to LAFL and LFL was approximately $177.3 million and $1.1 million. During the three and nine months ended June 30, 2007, we recognized pre-tax income of $0.2 million and

$1.3 million for our share of LAFL’s and LFL’s net income over these periods. Due to our significant interest in both LAFL and LFL, we continue to carry on our balance sheet the DCA originally sold to LFL by FTDI until these assets are amortized or sold by LAFL. Neither we nor our distribution subsidiaries retain any direct ownership interest in either the DCA sold, and therefore, the sold DCA are not available to satisfy claims of our creditors or those of our distribution subsidiaries.

As discussed above, our banking/finance operating segment periodically enters into automobile loan securitization transactions with qualified special purpose entities, which then issue asset-backed securities to private investors. Our main objective in entering into securitization transactions is to obtain financing for automobile loan activities. Securitized loans held by the securitization trusts totaled $849.0 million at June 30, 2007 and $514.8 million at September 30, 2006.

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

Income Taxes

As a multinational corporation, we operate in various locations outside the United States and generate earnings from our foreign subsidiaries. At June 30, 2007, and based on tax laws then in effect, it is our intention to continue to indefinitely reinvest the undistributed earnings of foreign subsidiaries. As a result, we have not made a provision for U.S. taxes and have not recorded a deferred tax liability on $2.4 billion of cumulative undistributed earnings recorded by foreign subsidiaries at June 30, 2007. Changes to our policy of reinvesting foreign earnings may have a significant effect on our financial condition and results of operations.

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

Loss Contingencies

We are involved in various lawsuits and claims encountered in the normal course of business. When such a matter arises and periodically thereafter, we consult with our legal counsel and evaluate the merits of the claims based on the facts available at that time. In management’s opinion, an adequate accrual has been made as of June 30, 2007 to provide for any probable losses that may arise from these matters for which we could reasonably estimate an amount. See also Note 11 – Commitments and Contingencies to our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Variable Interest Entities

Under FIN 46R, a variable interest entity (“VIE”) is an entity in which the equity investment holders have not contributed sufficient capital to finance its activities or the equity investment holders do not have defined rights and obligations normally associated with an equity investment. FIN 46R requires consolidation of a VIE by the enterprise that has the majority of the risks and rewards of ownership, referred to as the primary beneficiary.

We evaluate whether related entities are VIEs and determine if we qualify as the primary beneficiary of these VIEs. These evaluations are highly complex and involve judgment and the use of estimates and assumptions. To determine our interest in the expected losses or residual returns of VIEs, we generally utilize expected cash flow scenarios that include discount rate and volatility assumptions that are based on available historical information and management’s estimates. While we believe that our testing and approach are appropriate, future changes in estimates and assumptions may affect whether certain related entities are consolidated in our financial statements under FIN 46R.

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

Regulatory and legislative actions and reforms have made the regulatory environment in which we operate more costly and future actions and reforms could adversely impact our assets under management, increase costs and negatively impact our profitability and future financial results. Since 2001, the federal securities laws have been augmented substantially and made significantly more complex by, among other measures, the Sarbanes-Oxley Act of 2002 and the USA Patriot Act of 2001. Moreover, changes in the interpretation or enforcement of existing laws or regulations have directly affected our business. With new laws and changes in interpretation and enforcement of existing requirements, the associated time we must dedicate to, and related costs we must incur in, meeting the regulatory complexities of our business have increased. These outlays have also increased as we expand our business into various non-U.S. jurisdictions. For example, in the past few years following the enactment of the Sarbanes-Oxley Act of 2002, new rules of the SEC, NYSE and NASD were promulgated and other rules revised. Among other things, these new requirements have necessitated us to make changes to our corporate governance and public disclosure policies, procedures and practices and our registered investment companies and investment advisers have been required to make similar changes. In addition, complex accounting and financial reporting requirements have been implemented in the past several years pursuant to the Sarbanes-Oxley Act of 2002 and the rules of the SEC and the Public Company Accounting Oversight Board, which apply across different legal entities within our corporate structure and varied geographical and/or jurisdictional areas in which we operate. Compliance activities to meet these new requirements have required us to expend additional time and resources, including without limitation substantial efforts to conduct evaluations required to ensure compliance with the management certification and attestation requirements under the Sarbanes-Oxley Act of 2002, and, consequently, we are incurring increased costs of doing business, which potentially negatively impacts our profitability and future financial results. Moreover, any potential accounting or reporting error, whether financial or otherwise, if material, could damage our reputation; adversely affect our ability to conduct business, and decrease revenue and net income. Finally, any regulatory and legislative actions and reforms affecting the mutual fund industry, including compliance initiatives, may negatively impact revenues by increasing our costs of accessing or dealing in the financial markets.

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

Any significant limitation or failure of our software applications and other technology systems that are critical to our operations could constrain our operations. We are highly dependent upon the use of various proprietary and third-party software applications and other technology systems to operate our business. We use our technology to, among other things, obtain securities pricing information, process client transactions and provide reports and other customer services to the clients of the funds we manage. Any inaccuracies, delays or systems failures in these and other processes could subject us to client dissatisfaction and losses. Although we take protective measures, including measures to effectively secure information through system security technology, our technology systems may still be vulnerable to unauthorized access, computer viruses or other events that have a security impact, such as an authorized employee or vendor inadvertently causing us to release confidential information, which could materially damage our operations or cause the disclosure or modification of sensitive or confidential information. Moreover, loss of confidential customer identification information could harm our reputation and subject us to liability under laws that protect confidential personal data, resulting in increased costs or loss of revenue.

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

We could suffer losses in earnings or revenue if our reputation is harmed. Our reputation is important to the success of our business. We believe that our Franklin Templeton Investments brand has been, and continues to be, extremely well received both in our industry and with our clients, reflecting the fact that our brand, like our business, is based in part on trust and confidence. If our reputation is harmed, existing clients may reduce amounts held in, or withdraw entirely from, funds that we advise or funds may terminate their management agreements with us, which could reduce the amount of assets under management and cause us to suffer a corresponding loss in earnings or revenue. Moreover, reputational harm may cause us to lose current employees and we may be unable to continue to attract new ones with similar qualifications, motivations or skills. If we fail to address, or appear to fail to address, successfully and promptly the underlying causes of any reputational harm, we may be unsuccessful in repairing any existing harm to our reputation and our future business prospects would likely be affected.

Our future results are dependent upon maintaining an appropriate level of expenses, which is subject to fluctuation. The level of our expenses is subject to fluctuation and may increase for the following or other reasons: changes in the level and scope of our advertising expenses in response to market conditions; variations in the level of total compensation expense due to, among other things, bonuses, changes in our employee count and mix, and competitive factors; changes in expenses and capital costs, including costs incurred to maintain and enhance our administrative and operating services infrastructure or to cover uninsured losses; and an increase in insurance expenses including through the assumption of higher deductibles and/or co-insurance liability.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of business, our financial position is subject to various market risks, including the potential loss due to changes in the value of financial instruments such as those resulting from adverse changes in interest rates, foreign currency exchange and equity prices. Financial instruments include, but are not limited to, trade accounts receivable, investment securities, deposits and other debt obligations. Management is responsible for managing market risk. Our Enterprise Risk Management Committee is responsible for providing a framework to assist management to identify, assess and manage market and other risks.

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

At June 30, 2007, we have considered the potential impact of a 2% movement in market interest rates in relation to the banking/finance segment interest earning assets, net of interest-bearing liabilities, total debt outstanding and our portfolio of debt securities, individually and in the aggregate. Based on our analysis, we do not expect that this change would have a material impact on our operating revenues or results of operations, either individually or in the aggregate.

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

We are exposed to equity price fluctuations through securities we hold that are carried at fair value and through investments held by majority-owned sponsored investment products that we consolidate, which are also carried at fair value. To mitigate this risk, we maintain a diversified investment portfolio. Our exposure to equity price fluctuations is also minimized as we sponsor a broad range of investment products in various global jurisdictions, which allows us to mitigate the impact of changes in any particular market(s) or region(s). The following is a summary of the effect of a 10% increase or decrease in equity prices on our financial instruments subject to equity price fluctuations at June 30, 2007.

(in thousands)	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Current
Investment securities, trading	$404,758	$445,234	$364,283
Investment securities, available-for-sale	518,647	570,512	466,782

Total Current	$923,405	$1,015,746	$831,065

Banking/Finance
Investment securities, available-for-sale	$164,599	$181,059	$148,139
Non-Current
Investment in equity-method investees	$261,621	$287,783	$235,459
Equities and other	272,652	299,917	245,387

Total Non-Current	$534,273	$587,700	$480,846

Item 4. Controls and Procedures.

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2007. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of June 30, 2007 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As previously reported, FTIC, a subsidiary of the Company and the investment manager of Franklin Templeton’s Canadian mutual funds, has been named in four market timing lawsuits in Canada that are styled as class actions, and which seek, among other relief, monetary damages, an order barring any increase in management fees for a period of two years following judgment, and/or attorneys’ fees and costs. On July 25, 2007, Plaintiffs in one such lawsuit (Fischer, et al., v. IG Investment Management Ltd., et al., Case No. 06-CV-307599CP, filed in the Ontario Superior Court of Justice) served FTIC with a motion for class certification.

As also previously reported, the Company and certain of its subsidiaries have been named in multiple lawsuits (only two of which remain unresolved) alleging violations of federal securities and state laws relating to marketing support payments and/or payment of allegedly excessive commissions, and advisory and distribution fees. These lawsuits are styled as class actions and/or derivative actions brought on behalf of certain Funds.

The United States District Court for the District of New Jersey consolidated for pretrial purposes four such lawsuits into a single master file entitled “In re Franklin Mutual Funds Fee Litigation” (Case No. 04-cv-982 (WJM)(RJH)). Following a September 9, 2005 order of dismissal with leave to amend certain claims, on March 10, 2006, plaintiffs in those lawsuits filed a second amended derivative consolidated complaint (the “Complaint”). Defendants moved to dismiss the Complaint on June 9, 2006. On March 13, 2007, the court granted defendants’ motion and dismissed the Complaint with prejudice. On April 12, 2007, plaintiffs filed a notice of appeal to the United States Court of Appeals for the Third Circuit. Shortly thereafter, plaintiffs/appellants sought to dismiss their appeal, and defendants stipulated to the dismissal. On May 18, 2007, the United States Court of Appeals for the Third Circuit entered an order accepting the parties’ stipulation and dismissing the appeal with prejudice, rendering dismissal of the consolidated action (including the individual lawsuits comprising that action) final.

On July 31, 2007, the Company and certain of its subsidiaries resolved Strigliabotti v. Franklin Resources, Inc., et al., Case No. C 04 0883 SI. Estimated costs associated with the lawsuit have been recognized in the consolidated financial statements as of and for the three months ended June 30, 2007. A stipulation of dismissal with prejudice will be filed in the United States District Court for the Northern District of California.

Management strongly believes that the claims made in the unresolved lawsuits referenced above are without merit and intends to defend against them vigorously. The Company cannot predict with certainty, however, the eventual outcome of those unresolved lawsuits, nor whether they will have a material negative impact on the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to the shares of the Company’s common stock we repurchased during the three months ended June 30, 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2007 through April 30, 2007	—	$—	—	4,222,758
May 1, 2007 through May 31, 2007	100,000	133.66	100,000	4,122,758
June 1, 2007 through June 30, 2007	3,900,000	130.36	3,900,000	10,222,758

Total	4,000,000		4,000,000

Under our stock repurchase program, we can repurchase shares of the Company’s common stock from time to time in the open market and in private transactions in accordance with applicable laws and regulations, including without limitation applicable federal securities laws. From time to time we have announced the existence of and updates to the Company’s continuing policy of repurchasing shares of its common stock, including announcements made in March 2000, August 2002, May 2003, August 2003, July 2006 and June 2007. From the fiscal year ended September 30, 2002 through June 30, 2007, our Board of Directors had authorized and approved the repurchase of up to 50.0 million shares under our stock repurchase program, of which 10.2 million shares of our common stock remained available for repurchase at June 30, 2007. Our stock repurchase program is not subject to an expiration date.

During the three months ended March 31, 2007, we repurchased 4.0 million shares of our common stock under an accelerated stock repurchase agreement with an unrelated counterparty, a global investment bank, at an initial price of $116.14 per share or a cash payment totaling $464.6 million. Under the terms of the agreement, we could either receive or pay a future price adjustment based generally on the daily volume-weighted average prices of our common stock over a period of up to several months. The price adjustment could be settled, at our option, in cash or shares of our common stock. In July 2007, on the settlement date of the repurchase agreement, we paid a price adjustment of $49.1 million in cash to the counterparty.

Item 6. Exhibits.

Exhibit No.	Description
Exhibit 3(i)(a)	Registrant’s Certificate of Incorporation, as filed November 28, 1969, incorporated by reference to Exhibit (3)(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (File No. 001-09318) (the “1994 Annual Report”).

Exhibit 3(i)(b)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed March 1, 1985, incorporated by reference to Exhibit (3)(ii) to the 1994 Annual Report.

Exhibit 3(i)(c)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed April 1, 1987, incorporated by reference to Exhibit (3)(iii) to the 1994 Annual Report.

Exhibit 3(i)(d)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed February 2, 1994, incorporated by reference to Exhibit (3)(iv) to the 1994 Annual Report.

Exhibit 3(i)(e)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed on February 4, 2005, incorporated by reference to Exhibit (3)(i)(e) to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318).

Exhibit 3(ii)	Amended and Restated By-laws of Franklin Resources, Inc. adopted July 9, 2007, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on July 10, 2007.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC. (Registrant)

Date: August 8, 2007	By:	/s/ KENNETH A. LEWIS
Kenneth A. Lewis Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
Exhibit 3(i)(a)	Registrant’s Certificate of Incorporation, as filed November 28, 1969, incorporated by reference to Exhibit (3)(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (File No. 001-09318) (the “1994 Annual Report”).

Exhibit 3(i)(b)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed March 1, 1985, incorporated by reference to Exhibit (3)(ii) to the 1994 Annual Report.

Exhibit 3(i)(c)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed April 1, 1987, incorporated by reference to Exhibit (3)(iii) to the 1994 Annual Report.

Exhibit 3(i)(d)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed February 2, 1994, incorporated by reference to Exhibit (3)(iv) to the 1994 Annual Report.

Exhibit 3(i)(e)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed on February 4, 2005, incorporated by reference to Exhibit (3)(i)(e) to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318).

Exhibit 3(ii)	Amended and Restated By-laws of Franklin Resources, Inc. adopted July 9, 2007, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on July 10, 2007.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).