Form 10-K
period 2007-09-30
FRANKLIN RESOURCES INC
filed 2007-11-29
CIK 38777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

or

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

                    ☐  YES    ☒  NO

The aggregate market value of the voting common equity (“common stock”) held by non-affiliates of the registrant, as of March 30, 2007 (the last business day of registrant’s second quarter of fiscal year 2007), was approximately $17.9 billion based upon the last sale price reported for such date on the New York Stock Exchange. For purposes of this calculation, shares of common stock held or controlled by executive officers and directors of the registrant and by persons who hold more than 5% of the outstanding shares of common stock have been treated as shares held by affiliates. However, such treatment should not be construed as an admission that any such person is an “affiliate” of the registrant. The registrant has no non-voting common equity.

Number of shares of the registrant’s common stock outstanding at October 31, 2007: 245,015,630.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the registrant’s definitive proxy statement for its annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after September 30, 2007, are incorporated by reference into Part III of this report.

PART I

Forward-looking Statements. In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve a number of known and unknown risks, uncertainties and other important factors, including the risks and other factors discussed in Item 1A (Risk Factors), that could cause the actual results and outcomes to differ materially from any future results or outcomes expressed or implied by such forward-looking statements. When used in this report, words or phrases generally written in the future tense and/or preceded by words such as “will”, “may”, “could”, “expect”, “believe”, “anticipate”, “intend”, or other similar words are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Moreover, statements in Risk Factors, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and elsewhere in this report that speculate about future events are “forward-looking statements”. While forward-looking statements are our best prediction at the time that they are made, you should not rely on them. If a circumstance occurs after the date of this Annual Report on Form 10-K that causes any of our forward-looking statements to be inaccurate, we do not have an obligation, and we undertake no obligation, to announce publicly the change to our expectations, or to make any revision to our forward-looking statements, unless required by law.

Item 1.	Business.

GENERAL

Franklin Resources, Inc. (“Franklin Resources, Inc.” or the “Company”) is an investment management company that is regulated as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and has elected to be a financial holding company under the Gramm-Leach-Bliley Act (the “GLB Act”). Through our wholly-owned direct and indirect subsidiaries, we provide investment management and fund administration services (“investment management services”) to open-end and closed-end investment companies (including our own family of retail mutual funds), institutional accounts, high net-worth families, individuals and separate accounts in the United States (“U.S.”) and internationally. Our “sponsored investment products” include a broad range of domestic (U.S.) and global/international equity, hybrid, fixed-income and money market mutual funds, as well as other investment products that are sold to the public under the Franklin, Templeton, Mutual Series, Bissett, Fiduciary Trust and Darby brand names. As of September 30, 2007, we had $645.9 billion in assets under our management with approximately 20.4 million billable shareholder accounts worldwide. In support of our primary business and operating segment, we provide investment management services and other related services, including shareholder services, transfer agency, underwriting, distribution, custodial, trustee and other fiduciary services (collectively “investment management and related services”). In our secondary business and operating segment, banking/finance, we provide clients with select retail banking, private banking and consumer lending services through our bank subsidiaries. The common stock of the Company is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “BEN” and on the London Stock Exchange under the ticker symbol “FRK”, and is included in the Standard & Poor’s 500 Index. The “Franklin® Templeton® Investments” brand name refers to Franklin Resources, Inc. and its subsidiaries (collectively “Franklin Templeton Investments”). In this report, words such as “we”, “us”, “our” and similar terms refer to Franklin Resources, Inc. and its subsidiaries collectively.

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

In November 1996, we acquired certain assets and liabilities of Heine Securities Corporation, which provided investment management services to various accounts and investment companies, including Mutual Series Fund Inc., now known as Franklin Mutual Series Fund Inc. (“Mutual Series”). Mutual Series is known for its value-oriented equity funds.

We expanded our business in Korea in July 2000 when we purchased all of the remaining outstanding shares of a Korean asset management company, Ssangyong Templeton Investment Trust Management Co., Ltd. (currently known as Franklin Templeton Investment Trust Management Co., Ltd.), in which we previously held a partial interest. The acquisition has made us one of the larger independent foreign money managers in that country.

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

In July 2002, our subsidiary, Franklin Templeton Asset Management (India) Private Limited (“FTAMIPL”), acquired all of the outstanding shares of Pioneer ITI AMC Limited (“Pioneer”). Pioneer was an Indian asset management company that had approximately $800 million in assets under management as of the purchase date. In April 2007, we completed the purchase of the remaining 25% interest in each of FTAMIPL and Franklin Templeton Trustee Services Private Limited, each located in India, and each of which are now wholly-owned indirect subsidiaries of Franklin Resources, Inc. With these acquisitions, we continue our position as one of the largest private sector asset managers in India.

In October 2003, we acquired all of the remaining outstanding shares of Darby Overseas Investments, Ltd. and all of the remaining outstanding limited partnership interests of Darby Overseas Partners, L.P. (collectively, “Darby”). Darby, based in Washington, D.C., sponsors and manages funds for institutional investors and high net-worth individuals that invest primarily in emerging markets, private equity, and mezzanine finance transactions, including regional and specialized sector funds.

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

LINES OF BUSINESS

I.	Investment Management and Related Services

We derive substantially all of our revenues from providing investment management and related services to our retail mutual funds, and to institutional, high net-worth and separately-managed accounts and other investment products. Our revenues depend to a large extent on the amount of assets under management. Underwriting and distribution fees, also a large source of revenue, consist of sales charges and commissions derived from sales of our sponsored investment products and distribution fees. When used in this report, unless the context otherwise makes clear, the term “funds” means all of the Franklin, Templeton, Mutual Series, and Bissett mutual funds; similarly, unless the context otherwise makes clear, “sponsored investment products” means all of the funds together with closed-end investment companies, non-U.S.-based investment products, and other U.S. and international private, institutional, high net-worth and separate accounts.

A.	Assets Under Management (“AUM”)

Fees for providing investment management and fund administration services (“investment management fees”), a large source of our revenue, are generally based upon the monetary value of assets in the accounts that we advise. As of September 30, 2007, the types of assets under management by investment category held by investors on a worldwide basis were:

Type of Asset	Value in Billions	% Total of AUM
Equity
Growth potential, income potential or various combinations thereof	$387.2	60.0%

Fixed-Income
Both long-term and short-term	$133.8	20.7%

Hybrid
Asset allocation, balanced, flexible and income-mixed funds	$117.2	18.1%

Money Market
Short-term liquid assets	$7.7	1.2%

Broadly speaking, the change in the net assets of the sponsored investment products depends primarily upon two factors: (1) the increase or decrease in the market value of the securities held in the portfolio of investments; and (2) the level of sales (inflows) as compared to the level of redemptions (outflows). We are subject to the risk of asset volatility, resulting from changes in the domestic and global financial and equity markets. In addition, because we generally derive higher revenues and income from our equity assets, a shift in assets from equity to fixed-income or hybrid funds reduces total revenue and, thus, net income. Despite such a risk of volatility, we believe that we are more competitive as a result of the greater diversity of sponsored investment products available to our customers.

B.	Types of Investment Management and Related Services

A majority of our revenues are derived from providing investment management and related services to our sponsored investment products. We advise, manage and implement the investment and administrative activities necessary to operate our U.S.-registered open-end and closed-end funds or series, separately-managed accounts and our many non-U.S.-based sponsored investment products.

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

Fiduciary International, Inc., a registered investment adviser (an “Investment Adviser”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), provides investment management services to certain of our sponsored investment products, including separate accounts for institutional clients;

Fiduciary Investment Management International, Inc., an Investment Adviser, provides investment management services to separate accounts for institutional and private clients;

Fiduciary Trust, a New York state-chartered bank, provides investment management, custody and related services to high net-worth individuals, families and institutions;

Fiduciary Trust Company of Canada (“FTCC”), a registered foreign equivalent of an investment adviser with many of the Canadian provincial and territorial securities commissions, provides investment management services to certain Canadian registered retail funds and to separate accounts for private clients primarily in Canada;

Fiduciary Trust International Limited, an Investment Adviser and a registered foreign equivalent investment adviser in the United Kingdom (“U.K.”), provides investment management services to certain of our funds and separate accounts for institutional and private clients;

Franklin Advisers, Inc., an Investment Adviser, provides investment management services to certain of our funds, non-affiliated entities and institutional and separate accounts;

Franklin Advisory Services, LLC, an Investment Adviser, provides investment management services to certain of our funds and to certain non-affiliated entities;

Franklin Investment Advisory Services, LLC, an Investment Adviser, provides investment management services to fund clients;

Franklin Mutual Advisers, LLC, an Investment Adviser, provides investment management services to the Mutual Series funds and also to certain other funds;

Franklin Templeton Asset Management (India) Private Limited, an “Asset Management Company” approved by the Securities and Exchange Board of India, provides investment management services to certain of our funds and to institutional and private accounts in India and other jurisdictions;

Franklin Templeton Asset Management S.A., a registered foreign equivalent of an investment adviser in France, provides investment management services to the funds of funds it manages and separate accounts;

Franklin Templeton Institutional, LLC (“FTI”), an Investment Adviser, provides investment management services to institutional clients and certain of our sponsored investment products;

Franklin Templeton Investimentos (Brasil) Ltda., a registered foreign equivalent of an investment adviser in Brazil, provides investment management services to certain of our sponsored investment products and separate accounts in Brazil;

Franklin Templeton Investment Management Limited, an Investment Adviser and a registered foreign equivalent of an investment adviser in the U.K., provides investment management services to certain of our investment companies registered in the United States and in non-U.S. jurisdictions, including Europe;

Franklin Templeton Investment Trust Management Co., Ltd., a registered foreign equivalent of an investment adviser in Korea, provides investment management services to equity and fixed income products;

Franklin Templeton Investments (Asia) Limited, an Investment Adviser and a foreign equivalent of an investment adviser in Hong Kong, provides investment management services to certain of our sponsored investment products and to institutional and private accounts in Hong Kong and other jurisdictions;

Franklin Templeton Investments Australia Limited, a registered foreign equivalent of an investment adviser in Australia, provides investment management services to institutional and retail clients in Australia;

Franklin Templeton Investments Corp., a registered foreign equivalent of an investment adviser with many of the Canadian provincial and territorial securities commissions, a registered mutual fund dealer with the Ontario Securities Commission and Alberta Securities Commission and an Investment Adviser, provides investment management and related services to Canadian registered retail funds and investment management services to certain institutional and separate accounts;

Franklin Templeton Investments Japan Limited, an authorized manager in Japan which is a registered foreign equivalent of an investment adviser, provides investment management services to certain of our funds and separate accounts in Japan and manages and sub-advises Japan equity funds that are sold in other regions;

Franklin Templeton Portfolio Advisors, Inc., an Investment Adviser, provides investment management services to separate accounts and in connection with third-party broker/dealer separately-managed accounts or “wrap fee” programs;

Templeton Asset Management Ltd., an Investment Adviser and a registered foreign equivalent of an investment adviser in Singapore and Hong Kong, provides investment management services to certain of our funds and institutional and separate accounts in Singapore, Hong Kong and other jurisdictions;

Templeton Global Advisors Limited, an Investment Adviser and a registered foreign equivalent of an investment adviser in The Bahamas, provides investment management services to certain of our funds and institutional and separate accounts; and

Templeton Investment Counsel, LLC, an Investment Adviser, provides investment management services to certain of our funds and to institutional and private accounts.

Our subsidiaries conducting investment management services perform investment research for our sponsored investment products and determine which securities the sponsored investment products will purchase, hold or sell under the supervision and oversight of the funds’ boards of directors or trustees. In addition, these subsidiaries take all steps necessary to implement such decisions, including selecting brokers and dealers and executing and settling trades in accordance with detailed criteria set forth in the management agreement for each fund, internal policies, and applicable law and practice.

Generally, the funds themselves have no paid employees. Through our subsidiaries, we provide and pay the salaries of personnel who serve as officers of our U.S.-registered open-end and closed-end funds, including the administrative personnel necessary to conduct such funds’ day-to-day business operations. Our subsidiaries either provide or arrange for the provision of: office space, telephone, office equipment and supplies; trading desk facilities (unless these facilities are provided by another subsidiary); authorization of expenditures and approval of bills for payment; preparation of annual and semi-annual reports to fund shareholders, notices of dividends, capital gains distributions and tax credits, and other regulatory reports; the daily pricing of fund investment portfolios, including collecting quotations from pricing services; accounting services, including preparing and supervising publication of daily net asset value quotations, periodic earnings reports and other financial data; services to ensure compliance with securities regulations, including recordkeeping requirements; preparation and filing of tax reports; the maintenance of accounting systems and controls; and other administrative services. In some cases our subsidiaries are compensated, based on a percentage of assets under management, under separate administration agreements with the funds. In other cases, our subsidiaries are compensated by our investment management subsidiary from the fees received from our funds and clients. The funds generally pay their own expenses, such as external legal, custody and independent audit fees, regulatory registration fees, and other related expenses. The funds also share in board and shareholder meeting and reporting costs.

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

Investment management services are provided pursuant to agreements in effect with each of our U.S.-registered open-end and closed-end funds. Agreements are in effect with foreign-registered funds and separate and institutional accounts. In general, the investment management agreements for our U.S.-registered open-end and closed-end funds must be renewed each year (after an initial two-year term), and must be specifically approved at least annually by a vote of each fund’s board of directors or trustees as a whole and separately by the directors/trustees that are not interested persons of such fund under the Investment Company Act of 1940, as amended (the “ ‘40 Act”), or by a vote of the holders of a majority of such fund’s outstanding voting securities. Foreign-registered funds and separate and institutional accounts have various termination rights, and review and renewal provisions.

Under the majority of investment management agreements, the U.S.-registered open-end and closed-end funds pay us a monthly fee in arrears based upon a fund’s average daily net assets. Annual fee rates under the various global investment management agreements generally range from 0.15% to a maximum of 2.50% and are often reduced as net assets exceed various threshold levels.

We use a “master/feeder” fund structure in certain situations. This structure allows an investment adviser to manage a single portfolio of securities at the “master fund” level and have multiple “feeder funds” that invest all of their respective assets into the master fund. Individual and institutional shareholders invest in the “feeder funds” which can offer a variety of service and distribution options. A management fee typically is charged at the master fund level and administrative and shareholder servicing fees are charged at the feeder fund level, although with certain funds, all fees may be charged at the feeder fund level only.

Each U.S. investment management agreement between certain of our subsidiaries and each fund automatically terminates in the event of its “assignment”, as defined in the ‘40 Act. In addition, either party may terminate the agreement without penalty after written notice ranging from 30 to 60 days. If agreements representing a significant portion of our assets under management were terminated, it would have a material adverse impact on us. To date, none of our agreements with any of our retail funds has been involuntarily terminated.

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

A significant portion of our revenues under the investment management and related services operating segment are generated from providing underwriting and distribution services. Franklin/Templeton Distributors, Inc. (“FTDI”), a wholly-owned subsidiary of the Company, acts as the principal underwriter and distributor of shares of most of our U.S.-registered open-end funds. Certain of our non-U.S. subsidiaries provide underwriting and distribution services to our non-U.S.-registered funds distributed outside the United States. We earn underwriting and distribution fees primarily by distributing the funds pursuant to distribution agreements between FTDI and the funds. Under each distribution agreement, we offer and sell the fund’s shares on a continuous basis and pay certain costs associated with underwriting and distributing the fund’s shares, including the costs of developing and producing sales literature and printing prospectuses, which may be then either partially or fully reimbursed by the funds.

Most of our U.S. and non-U.S.-registered retail funds are distributed with a multi-class share structure. We adopted this share structure to provide investors with greater sales charge alternatives for their investments. Class A shares represent a traditional fee structure whereby, in most cases, the investor pays a commission at the time of purchase unless minimum investment criteria are met. Class B shares, which are available in some of our non-U.S. funds, have no front-end sales charges, but instead have a declining schedule of sales charges (called contingent deferred sales charges) if the investor redeems within a number of years from the original purchase date. The U.S. funds that had offered Class B shares have ceased offering these shares to both new investors and existing shareholders. Existing Class B shareholders may continue to exchange shares into Class B shares of different funds. Existing Class B shareholders may also continue to reinvest dividends on Class B shares in additional Class B shares. Class C shares have no front-end sales charges, but do have a back-end sales charge for redemptions within 12 months from the date of purchase. Class R shares are available for purchase by certain retirement, college savings and health savings plan accounts in the United States only. Outside of the United States, we offer additional share classes to respond to local needs.

In the United States, we offer Advisor Class shares in many of our funds, and we offer Class Z shares in the Mutual Series funds, both of which have no sales charges. Franklin Global Trust offers eight series of funds, seven of which are sold with no sales charge primarily to high net-worth or institutional investors. Advisor and Class Z shares are offered to institutions and high net-worth clients (both affiliated and unaffiliated) who have assets held in accounts managed by a subsidiary of the Company and are also available to our full-time employees, current and former officers, trustees and directors. In the United States, we also sell money market funds to investors without a sales charge. Under the terms and conditions described in the prospectuses or the statements of additional information for some funds, certain investors can purchase shares at net asset value or at reduced sales charges. Outside the United States, we offer share classes similar to the Advisor Class shares to certain types of investors, although depending upon the fund and the country(ies) in which the fund is domiciled, the equivalent share class may be offered on a more restrictive or less restrictive basis than the similar U.S. Advisor Class shares.

Some of our insurance product funds offered for sale in the United States offer a three-class share structure, Class 1, Class 2 and Class 3 shares, which are offered at net asset value without a sales charge directly to insurance company separate accounts.

Internationally, we offer types of share classes based on the local needs of the investors in a particular market. In the majority of cases, investors in any class of shares may exchange their shares for a like class of shares in another fund, subject to certain fees that may apply.

The following table summarizes the sales charges and distribution and service fee structure that generally apply to various share classes of our U.S.-registered retail funds; however, there are exceptions to this schedule for some funds.

Sales Charges and Distribution and Service Fees that Generally Apply to U.S.-Registered Retail Funds

U.S. Retail Funds	Class A Shares	Class B Shares (c)	Class C Shares (d)	Class R Shares
Maximum Sales Charge at Time of Investment
Equity	5.75%(a)	0.0%	0.0%	0.0%
Fixed-income	4.25%(a)	0.0%	0.0%	0.0%

Contingent Deferred Sales Charge	None.(b)	4% maximum declining to zero after 6 years of each investment.	1% if share-holder sells shares within 12 months of investment.	None.
Maximum Yearly Rule 12b-1 Plan Fees
Equity	0.35%	1.00%	1.00%	0.50%
Fixed-income
Taxable	0.25%	0.65%	0.65%	0.50%
Tax-free	0.10%	0.65%	0.65%	0.0%

Types of Investors That May Purchase This Share Class	Any.	See Note(c) below.	Any.	See Note (f) below.

U.S. Retail Funds	Advisor Class Shares	Class Z Shares (e)
Sales Charge at Time of Investment	None.	None.
Equity
Fixed-income

Contingent Deferred Sales Charge	None.	None.

Yearly Rule 12b-1 Plan Fees	None.	None.
Types of Investors That May Generally Purchase This Share Class	Full-time employees, current and former officers, trustees and directors of Franklin Templeton Investments; institutional and high net-worth clients who have assets held in accounts managed by a subsidiary of the Company.	Full-time employees, current and former officers, trustees and directors of Franklin Templeton Investments; institutional and high net-worth clients who have assets held in accounts managed by a subsidiary of the Company.

(a)	Reductions in the maximum sales charges may be available depending upon the amount invested and the type of investor. In some cases noted in each fund’s prospectus or statement of additional information, certain investors may invest in Class A shares at net asset value (with no load). In connection with certain of these no-load purchases, FTDI may make a payment out of its own resources to a broker/dealer involved with that sale.
(b)	For net asset value purchases over $1 million, a contingent deferred sales charge of 1.00% may apply to shares redeemed within 18 months.
(c)	Class B shares convert to Class A shares after eight years of ownership. In the United States, the U.S. funds that had offered Class B shares have ceased offering these shares to new investors and existing shareholders. Existing Class B shareholders may continue to exchange shares into Class B shares of different funds. Existing Class B shareholders may also continue to reinvest dividends on Class B shares in additional Class B shares.
(d)	FTDI pays a 1.00% broker/dealer commission to broker/dealers of record of Class C shares at the time of purchase. This includes prepaid commission and an advance of the first year’s Rule 12b-1 (as defined below) service fee.
(e)	When the Company entered into investment management contracts for the Mutual Series funds, the outstanding shares of Mutual Series funds were reclassified as Class Z shares on October 31, 1996. Current shareholders who held shares of any Mutual Series funds on October 31, 1996 may continue to purchase Class Z shares of any Mutual Series fund. Class Z shareholders may exchange into Class A shares of other funds, which are subject to Rule12b-1 fees, at net asset value. FTDI may make a payment out of its own resources to a broker/dealer involved in selling Class Z shares.
(f)	The types of investors that may purchase Class R shares include employer sponsored retirement plans, any trust or plan established as part of a qualified tuition program under Section 529 of the Internal Revenue Code of 1986, as amended, and Health Reimbursement Accounts and Health Savings Accounts, either as a direct investment or as a separate or managed account.

Our non-U.S.-registered funds, including Corporate Class shares offered in Canada, have various sales charges and fee structures that are not discussed in this report.

The distribution agreements with the U.S.-registered funds generally provide for FTDI to pay commission expenses for sales of fund shares to broker/dealers. These broker/dealers receive various sales commissions and other fees from FTDI, including fees from the investors in the funds and the funds themselves, for services in matching investors with funds whose investment objectives match such investors’ goals and risk profiles. Broker/dealers may also receive fees for their assistance in explaining the operations of the funds, in servicing the investor’s account, reporting and various other distribution services. Fund shares are sold primarily through a large network of independent intermediaries, including broker/dealers, banks and other similar financial advisers. We are heavily dependent upon these distribution channels and business relationships. FTDI may make payments to certain broker/dealers who provide marketing support services, which may include business planning assistance, advertising, educating broker/dealer personnel about the funds and shareholder financial planning needs, placement on the broker/dealer’s list of offered funds, and access to sales meetings, sales representatives and management representatives of the broker/dealer. There is increasing competition for access to these channels, which has caused our distribution costs to rise and could cause further increases in the future as competition continues and service expectations increase. As of September 30, 2007, over 2,400 local, regional and national securities brokerage firms offered shares of our U.S.-registered funds for sale to the U.S. investing public. In the United States, we have approximately 100 general wholesalers who interface with the broker/dealer community.

Most of the U.S.-registered funds, with the exception of certain of our money market funds, have adopted distribution plans (the “Plans”) under Rule 12b-1 promulgated under the ‘40 Act (“Rule 12b-1”). The Plans are established for an initial term of one year and, thereafter, must be approved annually by each fund’s board of directors or trustees and by a majority of its directors or trustees who are not interested persons of the fund under the ‘40 Act (the “disinterested fund directors/trustees”). All of these Plans are subject to termination at any time by a majority vote of the disinterested fund directors/trustees or by the particular fund shareholders. Fees from the Plans are paid primarily to third-party broker/dealers who provide services to the shareholder accounts and engage in distribution activities. The Plans permit the funds to bear certain expenses relating to the distribution of their shares, such as expenses for marketing, advertising, printing and sales promotion. FTDI may also receive reimbursement from the funds for various expenses that FTDI incurs in distributing the funds, such as marketing, advertising, printing and sales promotion, subject to the Plans’ limitations on amounts. Each fund has a percentage limit for these types of expenses based on average daily net assets under management.

Similar arrangements exist with the distribution of our international funds and where, generally, the distributor of the funds in the local market arranges for and pays commissions.

Class C shares are generally more costly to us in the year of sale, but they allow us to be competitive by increasing our presence in various distribution channels. Historically, Class B and certain of our Class C deferred commission assets (“DCA”) arising from our U.S., Canadian and European operations were financed through transfers to or other arrangements with a company in which we hold a 49% ownership interest. The holder of the 51% ownership interest in this company is a subsidiary of an international banking institution that is not affiliated with the Company. Repayments under these financing arrangements are limited to the asset-based distribution fees paid by the funds pursuant to the distribution agreements the funds have with their distributors and to the contingent deferred sales charges collected in connection with early redemptions. The U.S. funds that had offered Class B shares have ceased offering these shares to new investors and existing shareholders. As of December 2005, our DCA have been financed generally by an independent third party.

The sales commissions and payments below, payable to qualifying broker/dealers and other intermediaries, generally apply to our U.S.-registered retail funds; however, there are exceptions to this schedule for some funds. Complete information can be found in each fund’s prospectus or statement of additional information.

Sales Commissions and Other Payments Paid to Qualifying Broker/Dealers and Other Intermediaries that Generally Apply to U.S.-Registered Retail Funds

U.S. Retail Funds	Class A Shares		Class C Shares		Class R Shares
Maximum Broker/Dealer Commission at Time of Investment
Equity	5.00%		1.00%		0.0%
Fixed-income	4.00%		1.00%		0.0%
Maximum Yearly Rule 12b-1 Plan Fees
Equity	0.25	%(a)	1.00	%(b)	0.50%
Fixed-income
Taxable	0.25	%(a)	0.65	%(c)	0.50%
Tax-free	0.10%		0.65	%(c)	0.0%

(a)	The fees referenced above generally apply; however, there are certain individual funds that may apply a different fee structure, such as certain hybrid or taxable fixed-income funds whose Rule 12b-1 fees are 0.15%.
(b)

Rule 12b-1 service fees of 0.25% are paid in advance for the first year and are included within the 1.00% commission payment. FTDI retains the asset-based charge of 0.75% during the first year. Qualifying dealers will earn the full Rule 12b-1 fee (service fee and asset-based charge) beginning in the 13th month.

(c)

Rule 12b-1 service fees of 0.15% are paid in advance for the first year and are included within the 1.00% commission payment. FTDI retains the asset-based charge of 0.50% during the first year. Qualifying dealers will earn the full Rule 12b-1 fee (service fee and asset-based charge) beginning in the 13th month.

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

Our non-U.S. subsidiaries that provide underwriting and distribution services for our non-U.S.-registered funds pay various sales commissions and other payments to qualifying broker/dealers and other intermediaries that are not discussed in this report.

FTDI and/or its affiliates may make the following additional payments out of FTDI’s or its affiliates’ own assets to broker/dealers that sell shares of our funds:

Marketing support payments. FTDI may make payments to certain broker/dealers who are holders or dealers of record for accounts in one or more of our funds. A broker/dealer’s marketing support services may include business planning assistance, advertising, educating broker/dealer personnel about the funds and shareholder financial planning needs, placement on the broker/dealer’s list of offered funds, and access to sales meetings, sales representatives and management representatives of the broker/dealer. FTDI compensates broker/dealers differently depending upon, among other factors, sales and asset levels, redemption rates and the level and/or type of marketing and educational activities provided by the broker/dealer. Such compensation may include financial assistance to broker/dealers that enable FTDI to participate in and/or present at conferences or seminars, sales or training programs for invited registered representatives and other employees, client and investor events and other broker/dealer-sponsored events. These payments may vary depending upon the nature of the event. FTDI periodically reviews its marketing support arrangements to determine whether to continue such payments. In the case of any one broker/dealer, marketing support payments will not exceed the sum of 0.10% of that broker/ dealer’s current year’s total sales of our funds and 0.05% (or 0.03%) of the total assets of equity (or fixed income) funds attributable to that broker/dealer, on an annual basis. The statement of additional information for each retail fund provides a list of broker/dealers that receive such marketing support payments. Marketing support payments made to organizations located outside the United States, with respect to investments in a fund by non-U.S. persons, may exceed the above-stated limitations.

Transaction support payments. FTDI may pay ticket charges of up to $20 per purchase or exchange order placed by a broker/dealer or one-time payments for ancillary services, such as setting up funds on a broker/dealer’s fund trading system.

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

Other compensation may be offered to the extent not prohibited by federal or state laws or any self-regulatory agency, such as the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, Inc. (the “NASD”). FTDI makes payments for events it deems appropriate, subject to FTDI’s guidelines and applicable law.

3.	Shareholder and Transfer Agency Services

One of our subsidiaries, Franklin Templeton Investor Services, LLC (“FTIS”), provides shareholder record keeping services and acts as transfer agent and dividend-paying agent for the U.S.-registered open-end funds. FTIS is registered with the SEC as a transfer agent under the Securities Exchange Act of 1934, as amended. Generally, FTIS is compensated under an agreement with each fund on the basis of an annual per account fee that varies with the fund and the type of services being provided. FTIS also is reimbursed for out-of-pocket expenses. In some instances, certain funds compensate FTIS based on assets under management. Other subsidiaries provide the same services to the funds offered for sale in Canada, Europe, Asia and other non-U.S. regions under similar fee arrangements.

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

C.	High Net-Worth Investment Management and Related Services

Through Fiduciary Trust (including its trust company and investment adviser subsidiaries), we provide investment management services to, among others, high net-worth individuals and families. Similarly, through our Canadian high net-worth business unit, FTCC, we provide investment management services and offer sponsored investment products to high net-worth individuals and families. Our high net-worth client business seeks to maintain relationships that span generations and help families plan the most appropriate method of intergenerational wealth transfer.

Individual client assets are typically held in accounts separately managed by individual portfolio managers. These portfolio managers determine asset allocation and stock selection for client accounts, taking into consideration each client’s specific long-term objectives while utilizing our macroeconomic and individual stock research.

Fiduciary Trust services that focus on managing family wealth from generation to generation include wealth management, estate planning, private banking, tax and custody services. We offer clients personalized attention and estate planning expertise in an integrated package of services known as Family Resource Management® (“FRM”). Services under FRM provide clients with an integrated strategy to optimize wealth accumulation and maximize after-tax wealth transfer to the next generation. Evaluation of third-party investment management products or services is performed by the Strategic Advisory Group, an investment advisory group within Fiduciary Trust.

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

We operate our institutional business under the trade name “Franklin Templeton Institutional”. Through various legal entities, including FTI, we distribute and market globally the different investment management capabilities of our various investment management subsidiaries under the Franklin, Templeton, Mutual Series, Bissett and Darby brand names. We primarily attract new institutional business through our strong relationships with pension and management consultants and through additional mandates from our existing client relationships.

Our retirement business is conducted through divisions of FTDI that work closely with sponsors of defined contribution plans, including 401(k) plans, bundled defined contribution plans, variable annuity products and individual retirement accounts (“IRAs”). This business unit allows us to focus on expanding sales of our asset management capabilities to the U.S. retirement industry by offering a number of investment options, including sub-advised portfolios, funds, education savings plans and variable insurance trusts.

Through our various subsidiaries, we also market and distribute our sponsored investment products to separately-managed accounts. Our subsidiaries, Franklin Templeton Financial Services Corp. and Templeton/Franklin Investment Services, Inc., also serve as direct marketing broker/dealers for institutional investors for certain of our institutional mutual funds and private equity funds.

E.	Trust and Custody

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

F.	Private Equity Investment Management

Darby is primarily engaged in sponsoring and managing funds that invest in private equity and mezzanine finance transactions in emerging markets in Asia, Latin America and Central/Eastern Europe. Darby offers these investment funds through private placements to institutional and high net-worth individual investors.

G.	Summary of Our Sponsored Investment Products

Our sponsored investment products are offered to retail, institutional, high net-worth and separate account clients, which include individual investors, qualified groups, trustees, tax-deferred (such as IRAs in the United States and retirement saving plans, or RSPs, in Canada) or money purchase plans, employee benefit and profit sharing plans, trust companies, bank trust departments and institutional investors. Clients in our sponsored investment products were located in approximately 170 countries at September 30, 2007.

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

Our equity investment products include some that are considered value-oriented, others that are considered growth-oriented, and some that use a combination of growth and value characteristics, generally identified as blend or core products. Value investing focuses on identifying companies that our research analysts and portfolio managers believe are undervalued based on a number of different factors, usually put in the context of historical ratios such as price-to-earnings or price-to-book value; however, we also consider the future earnings potential of each individual company on a multi-year basis. Our growth portfolios maintain a philosophy of identifying future drivers of growth that are not reflected in a company’s current stock price, as determined by our research analysts and portfolio managers. Paramount to all of our different equity products is the incorporation of independent, fundamental research through our own in-house investment professionals. Our approach, across the variety of equity products we manage, emphasizes bottom-up stock selection within a disciplined portfolio construction process, and is complemented by our ongoing assessment of risk at both the security and portfolio levels.

Portfolios seeking income generally focus on one or more of the following securities: taxable and tax-exempt money market instruments; tax-exempt municipal bonds; global fixed-income securities; and fixed-income debt securities of corporations, of the U.S. government and its sponsored agencies and instrumentalities, such as the Government National Mortgage Association, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, or of the various states in the United States. Still others focus on investments in particular countries and regions.

2.	Types of Sponsored Investment Products

As of September 30, 2007 we had $645.9 billion in assets under management. Our U.S.-registered open-end funds (excluding our insurance products trust) accounted for $334.0 billion of our assets under management. As of September 30, 2007, the net assets under management of our five largest funds were Franklin Income Fund ($62.3 billion), Templeton Growth Fund ($39.4 billion), Mutual Shares Fund ($25.9 billion), Mutual Discovery Fund ($17.1 billion) and Templeton Foreign Fund ($15.2 billion). These five funds represented, in the aggregate, approximately 25% of all sponsored investment product assets under management.

Franklin Templeton Variable Insurance Products Trust, our insurance products trust, offers 23 funds to U.S. investors, with assets of $37.0 billion as of September 30, 2007. Our insurance products funds are available as investment options through variable insurance contracts and are also sold to certain funds of funds. Most of the insurance products funds have been fashioned after some of our more popular U.S. retail funds offered to the general public and are managed, in most cases, by the same investment advisors.

We also provide investment management and related services to a number of closed-end investment companies whose shares are traded on various major U.S. stock exchanges. Our U.S. closed-end funds accounted for $5.6 billion of our assets under management. On a company-wide basis, institutional, separate, high net-worth and other accounts accounted for $150.0 billion of assets under management.

In addition, $119.3 billion of our assets under management were held in open-end and closed-end funds and other accounts that are sold outside of the United States, and whose investment objectives vary, but are primarily international and global equity-oriented. We provide investment management, marketing and distribution services to SICAV (Société d’Investissement à Capital Variable) funds, contract-type funds and umbrella unit trusts organized in Luxembourg and Ireland, respectively, which are distributed in non-U.S. market places, as well as to locally organized funds in various countries outside the United States. In some countries, we offer products for the particular local market. For example, Franklin Templeton Asset Management (India) Private Limited, one of our subsidiaries in India, manages various local open-ended and closed-ended funds offered to investors in India, with assets under management of $7.7 billion as of September 30, 2007.

Our sponsored investment products include portfolios managed for some of the world’s largest corporations, endowments, charitable foundations, pension funds, wealthy individuals and other institutions. We use various investment techniques to focus on specific client objectives for these specialized portfolios.

The following table shows the various types of our U.S.-registered open-end funds and dedicated insurance product funds as of September 30, 2007, and is categorized using the investment classifications set forth below:

U.S.-REGISTERED OPEN-END FUNDS

CATEGORY (and approximate amount of assets under management, as of September 30, 2007) In Billions	INVESTMENT CLASSIFICATION	NO. OF MUTUAL FUNDS	NO. OF INSURANCE PRODUCT FUNDS
I. EQUITY FUNDS ($214.0)

A. Capital Appreciation Funds ($31.6)	Seek capital appreciation; dividends are not a primary consideration.

1. Aggressive Growth Funds	Invest primarily in common stocks of small, growth companies.	5	1

2. Growth Funds	Invest primarily in common stocks of well-established companies.	11	2

3. Sector Funds	Invest primarily in companies in related fields.	8	2

B. World Equity Funds ($121.9)	Invest primarily in stocks of non-U.S. companies.

1. Emerging Market Funds	Invest primarily in companies based in developing regions of the world.	3	1

2. Global Equity Funds	Invest primarily in equity securities traded worldwide, including those of U.S. companies.	11	2

3. International Equity Funds	Invest primarily in equity securities of companies located outside the United States.	4	1

4. Regional Equity Funds	Invest in companies based in a specific part of the world.	3	0

C. Total Return Funds ($60.5)	Seek a combination of current income and capital appreciation.

CATEGORY (and approximate amount of assets under management, as of September 30, 2007) In Billions	INVESTMENT CLASSIFICATION	NO. OF MUTUAL FUNDS	NO. OF INSURANCE PRODUCT FUNDS

1. Growth and Income Funds	Invest primarily in common stocks of established companies with the potential for growth and a consistent record of dividend payments.	9	5

2. Income Equity Funds	Invest primarily in equity securities of companies with good dividend-paying records.	1	0

II. HYBRID FUNDS ($71.1)	Invest in a mix of equities, fixed-income securities, and derivative instruments.

A. Asset Allocation Funds ($0.2)	Invest in various asset classes including, but not limited to, equities, fixed-income securities, and money market instruments.	17	2
B. Income-Mixed Funds ($70.9)	Invest in a variety of income-producing securities, including equities and fixed-income instruments.	6	1

C. Balanced ($0.04)	Invest in a specific mix of equity securities and bonds with the three-part objective of conserving principal, providing income, and achieving long-term growth of both principal and income.	1	0

III. TAXABLE BOND FUNDS ($25.3)

A. High Yield Funds ($3.0)	Invest two-thirds or more of their portfolios in lower-rated U.S. corporate bonds (Baa or lower by Moody’s and BBB or lower by Standard & Poor’s rating services).	2	1

B. World Bond Funds ($8.6)	Invest in debt securities offered by non-U.S. companies and governments.

1. Global Bond Funds: General	Invest in debt securities worldwide with no stated average maturity or an average maturity of five years or more.	1	2

2. Global Bond Funds: Short-Term	Invest in debt securities worldwide with an average maturity of one to five years.	1	0

3. Other World Bond Funds	Invest in international bond and emerging market debt securities, such as non-U.S. government and corporate debt instruments.	1	0

CATEGORY (and approximate amount of assets under management, as of September 30, 2007) In Billions	INVESTMENT CLASSIFICATION	NO. OF MUTUAL FUNDS	NO. OF INSURANCE PRODUCT FUNDS

C. Government Bond Funds ($7.8)	Invest in U.S. government bonds of varying maturities.

1. Government Bond Funds: Intermediate Term	Invest two-thirds or more of their portfolios in U.S. government securities with an average maturity of five to ten years.	0	1

2. Government Bond Funds: Short-Term	Invest two-thirds or more of their portfolios in U.S. government securities with an average maturity of one to five years.	1	0

3. Mortgage-Backed Funds	Invest two-thirds or more of their portfolios in pooled mortgage-backed securities.	3	0

D. Strategic Income Funds ($3.9)	Invest in a combination of U.S. fixed-income securities.	4	1
E. Corporate Bond Funds ($2.0)	Seek current income by investing in high-quality debt securities issued by U.S. corporations.

1. Corporate Bond Funds: Short-Term	Invest two-thirds or more of their portfolios in U.S. corporate bonds with an average maturity of one to five years.	1	0

IV. TAX-FREE BOND FUNDS ($55.5)

A. State Municipal Bond Funds ($38.9)	Invest primarily in municipal bonds issued by a particular state.

1. State Municipal Bond Funds: General	Invest primarily in single-state municipal bonds with an average maturity of greater than five years or no specific stated maturity. The income from these funds is largely exempt from federal as well as state income tax for residents of the state.	29	0

2. State Municipal Bond Funds: Short-Term	Invest primarily in single-state municipal bonds with an average maturity of one to five years. The income from these funds is largely exempt from federal as well as state income tax for residents of the state.	2	0

B. National Municipal Bond Funds ($16.6)	Invest primarily in bonds of various municipal issuers in the United States.

CATEGORY (and approximate amount of assets under management, as of September 30, 2007) In Billions	INVESTMENT CLASSIFICATION	NO. OF MUTUAL FUNDS	NO. OF INSURANCE PRODUCT FUNDS

1. National Municipal Bond Funds: General	Invest primarily in municipal bonds with an average maturity of more than five years or no specific stated maturity.	4	0

2. National Municipal Bond Funds: Short-Term	Invest primarily in municipal bonds with an average maturity of one to five years.	1	0

V. MONEY MARKET FUNDS ($5.1)

A. Taxable Money Market Funds ($4.2)	Invest in short-term, high-grade money market securities with average maturities of 90 days of less.

1. Taxable Money Market Funds: Non-Government	Invest primarily in a variety of money market instruments, including certificates of deposit from larger banks, commercial paper, and bankers’ acceptances.	6	1
B. Tax-Exempt Money Market Funds ($0.9)	Invest in short-term municipal securities and must have average maturities of 90 days or less.

1. National Tax-Exempt Money Market Funds	Invest in short-term securities of various U.S. municipal issuers.	1	0

2. State Tax-Exempt Money Market Funds	Invest primarily in short-term securities of municipal issuers in a single state to achieve tax-free income for residents of the state.	2	0

The following table sets forth the types of our non-U.S. open-end funds as of September 30, 2007 categorized by investment classification and sales region.

NON-U.S. OPEN-END FUNDS (a)

CATEGORY (and approximate amount of assets under management, as of September 30, 2007) In Billions	INVESTMENT CLASSIFICATION	NO. OF MUTUAL FUNDS BY SALES REGION

I. EQUITY FUNDS ($76.8)

A. Global/International Equity Funds ($73.7)	Invest in securities of companies traded world-wide, including U.S. and non-U.S. companies.	Asia-Pacific: Canada: Europe: Latin America:	45 20 41 2

B. Domestic (U.S.) Equity Funds ($3.1)	Invest in equity securities of U.S. companies.	Asia-Pacific: Canada: Europe:	1 5 11

CATEGORY (and approximate amount of assets under management, as of September 30, 2007) In Billions	INVESTMENT CLASSIFICATION	NO. OF MUTUAL FUNDS BY SALES REGION

II. FIXED-INCOME FUNDS ($28.8)

A. Global/International Fixed- Income Funds ($21.6)	Invest world-wide in debt securities offered by non-U.S. companies and governments. These funds may also invest assets in debt securities offered by companies located in the United States.	Asia-Pacific: Canada: Europe:	35 7 19

B. Domestic (U.S.) Fixed-Income Funds ($7.2)	Invest in debt securities offered by U.S. companies and the U.S. government and/or municipalities located in the United States.	Asia-Pacific: Canada: Europe:	2 2 4

III. HYBRID FUNDS ($4.3)	Invest in a mix of global equity, fixed-income securities and derivative instruments.	Asia-Pacific: Canada: Europe:	19 6 11

IV. TAXABLE MONEY FUNDS ($2.5)	Invest in securities issued or guaranteed by U.S. or non-U.S. governments or agencies.	Asia-Pacific: Canada: Europe:	4 4 2

(a)	Does not include the Franklin Templeton Global Fund, the Fiduciary Emerging Markets Bond Fund plc, and fund-of-funds. For purposes of this table, we consider the sales region to be where a fund is based and primarily sold and not necessarily the region where a particular fund is invested. Many funds are also distributed across different sales regions (e.g., SICAV funds are based, primarily sold in, and, therefore, considered to be within the Europe sales region, although also distributed in the Asia-Pacific and Latin America sales regions), but are only designated a single sales region in the table.

3.	Fund Introductions, Mergers and Liquidations

In an effort to address changing market conditions and evolving investor needs, we periodically introduce new funds, merge existing funds or liquidate existing funds. During the fiscal year ended September 30, 2007 (“fiscal year 2007”), we introduced a number of funds within the United States, Canada, Europe and other regions.

In the United States, we added three funds to our retail product line during fiscal year 2007. To support our clients’ interests in investing in emerging countries, we added the Templeton Emerging Markets Small Cap Fund. Additionally, to further round out our value equity offering, we launched the Franklin All Cap Value Fund to provide our clients with an additional multi-cap value investment option. We also launched the Founding Funds investment strategy in our insurance product line for insurance investors looking for a similar product to our retail Franklin Templeton Founding Fund.

In Canada, we launched the Bissett Canadian Core Plus Bond Fund, the Franklin Templeton Global Aggregate Bond Fund and the Bissett Corporate Bond Fund to strengthen our strategic focus on fixed income. We also enhanced our balanced and equity line-ups by launching the Quotential Global Balanced Portfolio and Quotential Global Balanced Corporate Class Portfolio, the Franklin US Core Equity Fund and the Bissett Energy Corporate Class, as well as a Corporate Class version of the Bissett Canadian Balanced Fund.

In Europe, we launched new core funds and investment products that address the unique needs of local markets. We continued to expand our international cross-border product offering through the introduction of several new share classes and seven new SICAV funds, the majority of which are designed to respond to increased investor interest in fixed income products. We further expanded our SICAV funds of funds product range to include three additional funds of funds targeting investors wishing to invest in dollar denominated products. We launched a part II SICAV currently with one underlying sub-fund which will be promoted on a private placement basis.

In India, we introduced several new closed-end fixed income funds, an open-end India High Growth Companies fund and three quarterly interval plans to provide investors with choices in their asset allocations. In Korea, we launched seven internationally invested master funds as well as two domestic master funds to respond to changing market dynamics. From these master funds, we also developed feeder funds to tailor our products towards meeting our clients’ varied investment needs. In Japan, we launched two new global equity and Japanese core active funds. We initiated new products in other country specific markets, including Brazil and Singapore.

Darby’s private equity funds generally are structured as partnerships with a limited life, including most commonly a five-year investment period and a five-year divestment period. Darby launches new funds, as well as invests, divests, and liquidates existing funds as these periods expire, primarily in Asia, Latin America and Central/Eastern Europe.

During fiscal year 2007, the following fund mergers and liquidations, among others, occurred: three U.S.-registered open-end funds were merged into other U.S.-registered open-end funds; two U.S.-registered institutional open-end funds were liquidated; six non-U.S.-registered open-end funds were merged into other non-U.S.-registered open-end funds; and 20 funds around the world were liquidated.

II.	Banking/Finance

Our secondary business segment is banking/finance, which offers select retail banking, private banking and consumer lending services.

One of our subsidiaries, Fiduciary Trust, a New York state-chartered bank, is insured by the Federal Deposit Insurance Corporation (“FDIC”), and provides private banking services primarily to high net-worth clients who maintain trust, custody and/or management accounts with Fiduciary Trust in the United States. Fiduciary Trust’s private banking and credit products include, among others, loans secured by marketable securities, deposit accounts and other banking services. Fiduciary Trust also offers investment management, custody and related services to institutional accounts and high net-worth individuals and families.

Another of our subsidiaries, Franklin Capital Corporation (“FCC”), engages primarily in the purchase, securitization and servicing of retail installment sales contracts (“automobile contracts”) originated by independent automobile dealerships. FCC is incorporated and headquartered in Utah and conducts its business primarily in the Western region of the United States. As of September 30, 2007, FCC’s total assets included $370.5 million of outstanding automobile contracts and $0.7 million in other fixed term assets. During fiscal year 2007, FCC securitized approximately $676.9 million of automobile contract receivables for which it maintains servicing rights. As of September 30, 2007, FCC was servicing $749.8 million of receivables that had been securitized to date. See Note 9 – Securitization of Loans Held for Sale in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Form 10-K.

Our securitized automobile contracts business is subject to marketplace fluctuation and competes with businesses with significantly larger portfolios. Automobile loan portfolio losses can be influenced significantly by trends in the economy and credit markets, which reduce borrowers’ ability to repay loans. A more detailed analysis of loan losses and delinquency rates in our consumer lending and dealer automobile loan business is contained in Note 9 – Securitization of Loans Held for Sale in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Form 10-K. See also “Risk Factors” in Item 1A of Part I of this Form 10-K.

Our subsidiary FTB&T, with total assets of $118.8 million, as of September 30, 2007, provides deposit accounts insured by the FDIC and general consumer loan products, such as credit card loans, unsecured loans, loans secured by marketable securities, mortgage loans, debit card products and automobile loans. It also provides Advisor Director Trust®, a directed trust service. FTB&T (formerly known as Franklin Bank) became chartered as a federal savings bank on May 1, 2000 when the Office of Thrift Supervision (the “OTS”) approved FTB&T’s application to convert from a California state banking charter to a federal thrift charter. Immediately following the conversion of FTB&T’s state charter to a federal thrift charter, Franklin Templeton Trust Company, a California chartered trust company, was merged into FTB&T and continues to perform its prior activities as a division of FTB&T.

Our other banking subsidiaries include, among others, FTCI (Cayman) Ltd., which is an offshore trust company that holds an unrestricted trust license in the Cayman Islands.

FINANCIAL INFORMATION ABOUT SEGMENTS AND GEOGRAPHIC AREAS

Certain financial information by business segment and geographic area is contained in Note 18 – Segment Information in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Form 10-K, which is incorporated herein by reference.

REGULATORY CONSIDERATIONS

Virtually all aspects of our business, including those conducted through our various subsidiaries, are subject to various federal, state, and international regulation and supervision. In the U.S., we are subject to regulation and supervision by, among others, the SEC, FINRA, the Federal Reserve Board (the “FRB”), the FDIC, the OTS and the New York State Banking Department (“NYSBD”). Globally, we are subject to regulation and supervision by, among others, the Office of the Superintendent of Financial Institutions Canada as well as provincial and territorial regulators of financial services and securities in Canada and the Mutual Fund Dealers Association of Canada, the Monetary Authority of Singapore, the Securities Commission of The Bahamas, the Financial Services Authority in the U.K., the Irish Financial Services Regulatory Authority, the Commission de Surveillance du Secteur Financier in Luxembourg, the Autorité des Marchés Financiers in France, the Federal Financial Supervisory Authority in Germany, the Commissione Nazionale per le Società e la Borsa in Italy, the Comisión Nacional del Mercado de Valores in Spain, the Autoriteit Financiële Markten in The Netherlands, the Finansinspektionen in Sweden, the Swiss Federal Banking Commission, the Dubai Financial Services Authority, the Securities and Futures Commission of Hong Kong, the Korean Ministry of Finance and Economy, the Financial Supervisory Commission and the Financial Supervisory Services in Korea, the Securities and Exchange Board of India, the China Securities Regulatory Commission, the Taiwan Securities and Futures Bureau, the Ministry of Finance, and the Commerce Department, Ministry of Economic Affairs in Taiwan, the Financial Services Agency in Japan, the Australian Securities and Investment Commission in Australia, the Brazilian Securities and Exchange Commission in Brazil, and the Comision Nacional Bancaria y de Valores in Mexico. The Advisers Act imposes numerous obligations on our subsidiaries, which are registered in the United States as investment advisers, including record keeping, operating and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. The ‘40 Act imposes similar obligations on the investment companies that are advised by our subsidiaries. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act and the ‘40 Act, ranging from fines and censure to termination of an investment adviser’s registration.

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

Since 1993, the NASD Conduct Rules (under FINRA) have limited the amount of aggregate sales charges that may be paid in connection with the purchase and holding of investment company shares sold through broker/dealers. The effect of the rule is to limit the amount of fees that could be paid pursuant to a fund’s Rule 12b-1 Plan to FTDI, our principal underwriting and distribution subsidiary in the United States, which earns underwriting commissions on the distribution of fund shares in the United States.

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

The FRB also has adopted a system of risk-based capital guidelines to evaluate the capital adequacy of most bank holding companies, including the Company. Under these guidelines, the Company currently is well capitalized. In addition, each of Fiduciary Trust and FTB&T was well capitalized as of September 30, 2007, as such term is defined by the FDIC and OTS, respectively. A depository institution generally is prohibited from making capital distributions, including paying dividends, or paying management fees to a holding company if the institution would thereafter be undercapitalized. Moreover, undercapitalized institutions may not accept, renew or roll over brokered deposits. Bank regulators are required to take prompt corrective action to resolve any problems associated with insured depository institutions, including Fiduciary Trust and FTB&T, which become undercapitalized. The GLB Act, however, generally prohibits the FRB from imposing similar capital requirements on regulated non-bank subsidiaries of a financial holding company.

Pursuant to the GLB Act, a bank holding company may also elect to become a financial holding company to engage in a broader range of activities that are financial in nature, including securities underwriting, dealing and market making, securitizing assets, sponsoring mutual funds and investment companies, engaging in insurance underwriting and brokerage activities and investing (without providing routine management) in companies engaged in non-financial activities. To qualify as a financial holding company, each of a bank holding company’s domestic subsidiary banks and other depository institution subsidiaries, which are not subject to an exemption, must be and remain at all times well capitalized and well managed. In addition, each such subsidiary must have achieved at least a “satisfactory” rating under the Community Reinvestment Act (“CRA”) in the evaluation preceding the financial holding company election. We elected to become a financial holding company in 2001, and, accordingly, FTB&T is subject to CRA requirements, although Fiduciary Trust is exempt from such requirements because it qualifies as a special purpose bank. If, however, we do not continue to meet all of the requirements for status as a financial holding company, we would, depending on which requirement is not met, be required to (i) cause Fiduciary Trust or FTB&T to meet such requirement and, in the meantime, seek prior FRB approval to undertake certain new activities or certain banking and non-banking acquisitions, or (ii) either discontinue our banking (but not our thrift) business, or discontinue those activities not generally permissible for bank holding companies.

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

Each of our banking subsidiaries is subject to restrictions under federal law that limit transactions with the Company and its non-bank subsidiaries, including loans and other extensions of credit, investments, or asset purchases. These and various other transactions, including any payment of money to the Company and its non-bank subsidiaries, must be on terms and conditions that are, or in good faith would be, offered to companies that are not affiliated with these entities. In addition, these laws and related regulations may limit our ability to obtain funds from subsidiary banks or affiliates.

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

The federal banking agencies and the NYSBD have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties and appoint a conservator or receiver. Failure to comply with applicable laws, regulations and supervisory agreements could subject the Company, our thrift and banking subsidiaries, as well as officers, directors and other so-called “institution-affiliated parties” of these organizations to administrative sanctions and potentially substantial civil money penalties. In addition, the appropriate federal banking agency may appoint the FDIC as conservator or receiver for a banking institution, or the FDIC may appoint itself if certain circumstances exist.

COMPETITION

The financial services industry is highly competitive and has increasingly become a global industry. There are approximately 8,900 open-end investment companies of varying sizes, and with varying investment policies and objectives, whose shares are being offered to the public in the United States. Due to our international presence and varied product mix, it is difficult to assess our market position relative to other asset managers on a worldwide basis, but we believe that we are one of the more widely diversified asset managers in the United States. We believe that our equity and fixed-income asset mix coupled with our global presence will serve our competitive needs well over the long term. We continue to focus on the performance of our investment products, service to customers and extensive marketing activities through our strong broker/dealer and other financial institution distribution network as well as with high net-worth and institutional customers. We believe that performance, diversity of products and customer service, along with fees and costs, are the primary methods of competition in the asset management industry.

We face strong competition from numerous asset management companies, mutual fund, stock brokerage and investment banking firms, insurance companies, banks, savings and loan associations and other financial institutions, which offer a wide range of financial and investment management services to the same institutional accounts, separate accounts, retail investors and high net-worth customers that we are seeking to attract. Over the past decade, a significant number of new asset management firms and investment products have been established, increasing competition. Many of our competitors have long-standing and established relationships with broker/dealers and investment adviser customers. Others have focused on, offer and market specific product lines, which are able to provide strong competition to certain of our asset classes, since we have a broad range of products. In recent years, there also has been a trend of consolidation in the financial services industry, resulting in stronger competitors, some with greater financial resources and broader distribution channels than our own.

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

We maintain a sophisticated Internet platform to compete with the rapidly developing and evolving capabilities being offered with this technology. However, technology is subject to rapid change and we cannot guarantee that our competitors may not implement more advanced Internet platforms for their products, which could affect our business.

We believe that we are well positioned to deal with changes in marketing trends as a result of our already extensive advertising activities and broad based marketplace recognition. We conduct significant advertising and promotional campaigns through various media sources to promote brand recognition. We advertise in major financial publications, as well as on radio, television and the Internet to promote brand name recognition and to assist our distribution network. Such activities include purchasing network and cable programming, sponsorship of sporting events, and extensive newspaper and magazine advertising.

Diverse and strong competition affects the banking/finance segment of our business as well, and limits the fees that can be charged for our services. For example, in our banking/finance segment we compete with many types of institutions for consumer loans, including the finance subsidiaries of large automobile manufacturers, which offer special incentives from time to time to stimulate automobile sales, including no-interest loans. These product offerings by our competitors limit the interest rates that we can charge on consumer loans.

INTELLECTUAL PROPERTY

We have used, registered, and/or applied to register certain trademarks, service marks and trade names to distinguish our sponsored investment products and services from those of our competitors in the United States and in other countries and jurisdictions, including, but not limited to, Franklin®, Templeton®, Bissett®, Mutual Series®, Fiduciary™ and Darby®. Our trademarks, service marks and trade names are important to us and, accordingly, we enforce our trademark, service mark and trade name rights in the United States and abroad. The Franklin Templeton Investments brand has been, and continues to be, extremely well received both in our industry and with our clients, reflecting the fact that our brand, like our business, is based in part on trust and confidence. If our brand is harmed, our future business prospects may be affected.

EMPLOYEES

As of September 30, 2007, we employed approximately 8,700 employees and operated offices in 29 countries. We consider our relations with our employees to be satisfactory.

AVAILABLE INFORMATION

The Company files reports with the SEC, including current and periodic reports, proxy statements and other information filed with or furnished to the SEC from time to time. The public may read and copy any of these filings at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

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

We are subject to extensive and often complex, overlapping and frequently changing rules, regulations and legal interpretations in the United States and abroad. Our investment management and related services business and our banking/finance business are subject to extensive and often complex, overlapping and frequently changing rules, regulations and legal interpretations in the United States and abroad, including, among others, securities, banking, accounting and tax laws and regulations. Moreover, financial reporting requirements, and the processes, controls and procedures that have been put in place to address them, are often comprehensive and complex. While management has focused attention and resources on our compliance policies, procedures and practices, non-compliance with applicable laws or rules or regulations, conflicts of interest requirements or fiduciary principles, either in the United States or abroad, or our inability to keep up with, or adapt to, an often ever changing, complex regulatory environment could result in sanctions against us, including fines and censures, injunctive relief, suspension or expulsion from a particular jurisdiction or market or the revocation of licenses, any of which could also adversely affect our reputation, prospects, revenues, and earnings.

We are subject to federal securities laws, state laws regarding securities fraud, other federal and state laws and rules and regulations of certain regulatory and self-regulatory organizations, including those rules and regulations promulgated by, among others, the SEC, FINRA and the NYSE, and to the extent operations or trading in our securities take place outside the United States, by non-U.S. regulations and regulators, such as the U.K. Listing Authority. Certain of our subsidiaries are registered with the SEC under the Investment Advisers Act of 1940, as amended, and many of our funds are registered with the SEC under the Investment Company Act of 1940, as amended, both of which impose numerous obligations, as well as detailed operational requirements, on our subsidiaries which are investment advisers to registered investment companies. Our subsidiaries, both in the United States and abroad, must comply with a myriad of complex and often changing U.S. and/or non-U.S. rules and regulations, some of which may conflict, including complex U.S. and non-U.S. tax regimes. Additionally, as we expand our operations, sometimes rapidly, into non-U.S. jurisdictions, the rules and regulations of these non-U.S. jurisdictions become applicable, sometimes with short compliance deadlines, and add further regulatory complexity to our ongoing compliance operations.

In addition, we are a bank holding company and a financial holding company subject to the supervision and regulation of the Federal Reserve Board, or FRB, and are subject to the restrictions, limitations, or prohibitions of the Bank Holding Company Act of 1956, as amended, and the Gramm-Leach-Bliley Act. The FRB may impose additional limitations or restrictions on our activities, including if the FRB believes that we do not have the appropriate financial and managerial resources to commence or conduct an activity or make an acquisition. Further, our subsidiary, Fiduciary Trust, is subject to extensive regulation, supervision and examination by the Federal Deposit Insurance Corporation (“the FDIC”) and New York State Banking Department, while other subsidiaries are subject to oversight by the Office of Thrift Supervision and various state regulators. The laws and regulations imposed by these regulators generally involve restrictions and requirements in connection with a variety of technical, specialized and recently expanding matters and concerns. For example, compliance with anti-money laundering and Know-Your-Customer requirements, both domestically and internationally, and the Bank Secrecy Act has taken on heightened importance with regulators as a result of efforts to, among other things, limit terrorism. At the same time, there has been increased regulation with respect to the protection of customer privacy and the need to secure sensitive customer information. As we continue to address these requirements or focus on meeting new or expanded ones, we may expend a substantial amount of time and resources, even though our banking/finance business does not constitute our dominant business sector. Moreover, any inability to meet these requirements, within the timeframes set by regulators, may subject us to sanctions or other restrictions by the regulators that impact our broader business.

Regulatory and legislative actions and reforms have made the regulatory environment in which we operate more costly and future actions and reforms could adversely impact our assets under management, increase costs and negatively impact our profitability and future financial results. Since 2001, the federal securities laws have been augmented substantially and made significantly more complex by, among other measures, the Sarbanes-Oxley Act of 2002 and the USA Patriot Act of 2001. Moreover, changes in the interpretation or enforcement of existing laws or regulations have directly affected our business. With new laws and changes in interpretation and enforcement of existing requirements, the associated time we must dedicate to, and related costs we must incur in, meeting the regulatory complexities of our business have increased. These outlays have also increased as we expand our business into various non-U.S. jurisdictions. For example, in the past few years following the enactment of the Sarbanes-Oxley Act of 2002, new rules of the SEC, NYSE and FINRA were promulgated and other rules revised. Among other things, these new requirements have necessitated us to make changes to our corporate governance and public disclosure policies, procedures and practices and our registered investment companies and investment advisers have been required to make similar changes. In addition, complex accounting and financial reporting requirements have been implemented in the past several years pursuant to the Sarbanes-Oxley Act of 2002 and the rules of the SEC and the Public Company Accounting Oversight Board, which apply across different legal entities within our corporate structure and varied geographical and/or jurisdictional areas in which we operate. Compliance activities to meet these new requirements have required us to expend additional time and resources, including without limitation substantial efforts to conduct evaluations required to ensure compliance with the management certification and attestation requirements under the Sarbanes-Oxley Act of 2002, and, consequently, we are incurring increased costs of doing business, which potentially negatively impacts our profitability and future financial results. Moreover, any potential accounting or reporting error, whether financial or otherwise, if material, could damage our reputation, adversely affect our ability to conduct business, and decrease revenue and net income. Finally, any regulatory and legislative actions and reforms affecting the mutual fund industry, including compliance initiatives, may negatively impact revenues by increasing our costs of accessing or dealing in the financial markets.

Our ability to maintain the beneficial tax treatment we anticipate with respect to non-U.S. earnings we have repatriated is based on current interpretations of the American Jobs Creation Act of 2004 (the “Jobs Act”) and timely and permitted use of such amounts in accordance with our domestic reinvestment plan and the Jobs Act. In September 2006, we completed our planned repatriation into the United States of approximately $2.1 billion of undistributed earnings of our non-U.S. subsidiaries in accordance with our domestic reinvestment plan and the Jobs Act. However, our ability to maintain the anticipated beneficial tax treatment with respect to these non-U.S. earnings is subject to current interpretations and compliance with the Jobs Act (including Internal Revenue Code Section 965), as well as the rules and regulations promulgated by, among others, the Internal Revenue Service and the United States Treasury Department. Moreover, changes in the interpretation of these rules and regulations may have an effect on our ability to maintain the beneficial tax treatment with respect to our repatriated non-U.S. earnings. Our inability to timely complete, to appropriately use repatriated amounts for permitted purposes or to otherwise satisfy the requirements of our planned repatriation could also have a negative impact on the scope and breadth of our anticipated tax treatment with respect to such amounts.

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

Further, although we take precautions to password protect our laptops and other mobile electronic hardware, if such hardware is stolen, misplaced or left unattended, it may become vulnerable to hacking or other unauthorized use, creating a possible security risk and resulting in potentially costly actions by us. Most of the software applications that we use in our business are licensed from, and supported, upgraded and maintained by, third-party vendors. A suspension or termination of certain of these licenses or the related support, upgrades and maintenance could cause temporary system delays or interruption. In addition, we have outsourced to a single vendor the operation of our U.S. data centers, which includes responsibility for processing data and managing the centers. This vendor is also responsible for the vast majority of our disaster recovery systems. A failure by this vendor to continue to manage our U.S. data centers and our disaster recovery systems adequately in the future could have a material adverse impact on our business. Moreover, although we have in place certain disaster recovery plans, we may experience system delays and interruptions as a result of natural disasters, power failures, acts of war, and third-party failures. Technology is subject to rapid change and we cannot guarantee that our competitors may not implement more advanced Internet platforms for their products which could affect our business. Potential system failures or breaches, or advancements in technology, and the cost necessary to address them, could result in material financial loss or costs, regulatory actions, breach of client contracts, reputational harm or legal claims and liability, which in turn could negatively impact our revenues and income.

We face risks, and corresponding potential costs and expenses, associated with conducting operations and growing our business in numerous countries. We sell mutual funds and offer investment management and related services in many different regulatory jurisdictions around the world, and intend to continue to expand our operations internationally. As we do so, we will continue to face various ongoing challenges to ensure that we have sufficient resources, procedures and controls in place to address and ensure that our operations abroad operate consistently and effectively. In order to remain competitive, we must be proactive and prepared to implement necessary resources when growth opportunities present themselves, whether as a result of a business acquisition or rapidly increasing business activities in particular markets or regions. As we grow, we face a heightened risk that the necessary resources and/or personnel will be unavailable to take full advantage of strategic opportunities when they appear or that strategic decisions can be efficiently implemented. Local regulatory environments may vary widely, as may the adequacy and sophistication of each. Similarly, local distributors, and their policies and practices as well as financial viability, may be inconsistent or less developed or mature. Notwithstanding potential long-term cost savings by increasing certain operations, such as transfer agent and other back-office operations, in countries or regions of the world with lower operating costs, growth of our international operations may involve near-term increases in expenses as well as additional capital costs, such as information, systems and technology costs and costs related to compliance with particular regulatory or other local requirements or needs. Local requirements or needs may also place additional demands on sales and compliance personnel and resources, such as meeting local language requirements while also integrating personnel into an organization with a single operating language. Finding and hiring additional, well-qualified personnel and crafting and adopting policies, procedures and controls to address local or regional requirements remain a challenge as we expand our operations internationally. Moreover, regulators in non-U.S. jurisdictions could also change their policies or laws in a manner that might restrict or otherwise impede our ability to distribute or register investment products in their respective markets. Any of these local requirements, activities or needs could increase the costs and expenses we incur in a specific jurisdiction without any corresponding increase in revenues and income from operating in the jurisdiction. In addition, from time to time we enter into international joint ventures in which we may not have control. These investments in joint ventures may involve risks, including the risk that the controlling joint venture partner may have business interests, strategies or goals that are inconsistent with ours, and the risk that business decisions or other actions or omissions of the controlling joint venture partner or the joint venture company may result in harm to our reputation or adversely affect the value of our investment in the joint venture.

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

Strong competition from numerous and sometimes larger companies with competing offerings and products could limit or reduce sales of our products, potentially resulting in a decline in our market share, revenues and net income. We compete with numerous asset management companies, mutual fund, stock brokerage and investment banking firms, insurance companies, banks, savings and loan associations and other financial institutions. Our investment products also compete with products offered by these competitors as well as real estate investment trusts, hedge funds and others. Over the past decade, a significant number of new asset management firms and mutual funds have been established, increasing competition. At the same time, consolidation in the financial services industry has created stronger competitors with greater financial resources and broader distribution channels than our own. Competition is based on various factors, including, among others, business reputation, investment performance, product mix and offerings, service quality and innovation, distribution relationships, and fees charged. Additionally, competing securities broker/dealers whom we rely upon to distribute and sell our mutual funds may also sell their own proprietary funds and investment products, which could limit the distribution of our investment products. To the extent that existing or potential customers, including securities broker/dealers, decide to invest in or distribute the products of our competitors, the sales of our products as well as our market share, revenues and net income could decline. Our ability to attract and retain assets under our management is also dependent on the relative investment performance of our funds and other managed investment portfolios, offering a mix of sponsored investment products that meets investor demand and our ability to maintain our investment management services fees at competitive levels.

Changes in the distribution and sales channels on which we depend could reduce our revenues and hinder our growth. We derive nearly all of our fund sales through broker/dealers and other similar investment advisers. Increasing competition for these distribution channels and recent regulatory initiatives have caused our distribution costs to rise and could cause further increases in the future or could otherwise negatively impact the distribution of our products. Higher distribution costs lower our net revenues and earnings. Additionally, if one or more of the major financial advisers who distribute our products were to cease operations or limit or otherwise end the distribution of our products, it could have a significant adverse impact on our revenues and earnings. There is no assurance we will continue to have access to the third-party broker/dealers and similar investment advisers that currently distribute our products, or continue to have the opportunity to offer all or some of our existing products through them. A failure to maintain strong business relationships with the major investment advisers who currently distribute our products may also impair our distribution and sales operations. Because we use broker/dealers and other similar investment advisers to sell our products, we do not control the ultimate investment recommendations given to clients. Any inability to access and successfully sell our products to clients through third-party distribution channels could have a negative effect on our level of assets under management, related revenues and overall business and financial condition.

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

Our increasing focus on international markets as a source of investments and sales of investment products subjects us to increased exchange rate and other risks in connection with earnings and income generated overseas. While we operate primarily in the United States, we also provide services and earn revenues in The Bahamas, Asia, Canada, Europe, Latin America, Africa and Australia. As a result, we are subject to foreign exchange risk through our non-U.S. operations. While we have taken steps to reduce our exposure to foreign exchange risk, for example, by denominating a significant amount of our transactions in U.S. dollars, the situation may change in the future as our business continues to grow outside the United States. Stabilization or appreciation of the U.S. dollar could moderate revenues from sales of investment products internationally or could affect relative investment performance of certain funds invested in non-U.S. securities. Separately, management fees that we earn tend to be higher in connection with international assets under management than with U.S. assets under management. Consequently, a downturn in international markets could have a significant effect on our revenues and income. Moreover, as our business grows in non-U.S. markets, any business, social and political unrest affecting these markets, in addition to any direct consequences such unrest may have on our personnel and facilities located in the affected area, may also have a more lasting impact on the long-term investment climate in these and other areas and, as a result, our assets under management and the corresponding revenues and income that we generate from them may be negatively affected.

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

We could suffer losses in earnings or revenue if our reputation is harmed. Our reputation is important to the success of our business. We believe that our Franklin Templeton Investments brand has been, and continues to be, well received both in our industry and with our clients, reflecting the fact that our brand, like our business, is based in part on trust and confidence. If our reputation is harmed, existing clients may reduce amounts held in, or withdraw entirely from, funds that we advise or funds may terminate their management agreements with us, which could reduce the amount of assets under management and cause us to suffer a corresponding loss in earnings or revenue. Moreover, reputational harm may cause us to lose current employees and we may be unable to continue to attract new ones with similar qualifications, motivations or skills. If we fail to address, or appear to fail to address, successfully and promptly the underlying causes of any reputational harm, we may be unsuccessful in repairing any existing harm to our reputation and our future business prospects would likely be affected.

Our future results are dependent upon maintaining an appropriate level of expenses, which is subject to fluctuation. The level of our expenses is subject to fluctuation and may increase for the following or other reasons: changes in the level and scope of our advertising expenses in response to market conditions; variations in the level of total compensation expense due to, among other things, bonuses, changes in our employee count and mix, and competitive factors; changes in expenses and capital costs, including costs incurred to maintain and enhance our administrative and operating services infrastructure or to cover uninsured losses and an increase in insurance expenses including through the assumption of higher deductibles and/or co-insurance liability.

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

Certain of the portfolios we manage, including our emerging market portfolios, are vulnerable to market-specific political, economic or other risks, any of which may negatively impact our revenues and income. Our emerging market portfolios and revenues derived from managing these portfolios are subject to significant risks of loss from political, economic, and diplomatic developments, currency fluctuations, social instability, changes in governmental policies, expropriation, nationalization, asset confiscation and changes in legislation related to foreign ownership. International trading markets, particularly in some emerging market countries, are often smaller, less liquid, less regulated and significantly more volatile than those in the U.S.

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

Diverse and strong competition limits the interest rates that we can charge on consumer loans. We compete with many types of institutions for consumer loans, certain of which can provide loans at significantly below-market interest rates or, in some cases, zero interest rates in connection with automobile sales. Our inability to compete effectively against these companies or to maintain our relationships with the various automobile dealers through whom we offer consumer loans could limit the growth of our consumer loan business. Economic and credit market downturns could reduce the ability of our customers to repay loans, which could cause losses to our consumer loan portfolio.

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

We lease space in various states in the United States, including California, Connecticut, Delaware, Florida, New Jersey, New York, Utah and the District of Columbia, and in various non-U.S. locations, including Australia, Austria, Belgium, Brazil, Canada, China (including Hong Kong), France, Germany, India, Ireland, Italy, Japan, Korea, Luxembourg, Mexico, The Netherlands, Poland, Russia, Singapore, South Africa, Spain, Sweden, Switzerland, Turkey, United Arab Emirates and the U.K. (including England and Scotland). As of September 30, 2007, we leased and occupied approximately 1,211,000 square feet of space. We have also leased and subsequently subleased to third parties a total of 183,000 square feet of excess leased space.

In addition, we own four buildings in San Mateo, California, five buildings near Sacramento, California, five buildings in St. Petersburg, Florida, three buildings in Hyderabad, India and one building in Nassau, The Bahamas, as well as space in office buildings in Argentina, China, India and Singapore. The buildings we own consist of approximately 1,916,000 square feet of space. We have leased to third parties approximately 212,000 square feet of excess owned space. We are also constructing a new building in Hyderabad, India, which, following its anticipated completion in July 2008, will accommodate approximately 900 employees. This building is a part of our Hyderabad campus which we opened in January 2007.

Generally, both of our operating segments, investment management and related services and banking/finance, take place across the same locations.

Item 3.	Legal Proceedings.

The information set forth in response to this Item 3 of Regulation S-K under “Legal Proceedings” is incorporated by reference from the “Legal Proceedings” section in Note 15 – Commitments and Contingencies in the Notes to the Consolidated Financial Statements in Item 8 of Part II of this Form 10-K, which is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders.

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of the security holders of the Company.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) to Form 10-K, the following description of our executive officers is included as an unnumbered item in Part I of this report in lieu of being included in our definitive proxy statement for our annual meeting of stockholders. Set forth below are the name, age, present title, and certain other information for each of our executive officers as of November 15, 2007. Each executive officer is appointed by the Company’s Board of Directors and holds his/her office until the earlier of his/her death, resignation, retirement, disqualification or removal.

VIJAY C. ADVANI

AGE 46

Executive Vice President–Global Advisor Services of the Company since December 2005; officer and/or director of certain subsidiaries of the Company; employed by the Company or its subsidiaries in various other capacities for more than the past five years.

PENELOPE S. ALEXANDER

AGE 47

Vice President, Human Resources–U.S. of the Company since May 2003; Senior Vice President, Human Resources–U.S. of Franklin Templeton Companies, LLC, a subsidiary of the Company; employed by the Company or its subsidiaries in various other capacities for more than the past five years.

JENNIFER J. BOLT

AGE 43

Executive Vice President–Operations and Technology of the Company since December 2005; formerly, Senior Vice President and Chief Information Officer of the Company from May 2003 to December 2005; officer of the Company for more than the past five years; officer or director of certain subsidiaries of the Company. Director, Keynote Systems, Inc. since April 2004.

NORMAN R. FRISBIE, JR.

AGE 40

Senior Vice President and Chief Administrative Officer of the Company since December 2005; Senior Vice President of FTDI, a subsidiary of the Company, since June 2003; employed by the Company or its subsidiaries in various other capacities for more than the past five years.

HOLLY E. GIBSON

AGE 41

Vice President, Corporate Communications of the Company since May 2003, and Director of Corporate Communications for more than the past five years.

DONNA S. IKEDA

AGE 51

Vice President, Human Resources–International of the Company since May 2003; formerly, Vice President–Human Resources of the Company; officer of the Company for more than the past five years; Senior Vice President, Human Resources–International of Franklin Templeton Companies, LLC, a subsidiary of the Company.

CHARLES B. JOHNSON

AGE 74

Chairman of the Board since December 1999 and director of the Company since 1969; formerly, Chief Executive Officer of the Company; officer and/or director of certain subsidiaries of the Company; officer and/or director or trustee of 41 investment companies managed or advised by subsidiaries of the Company.

GREGORY E. JOHNSON

AGE 46

President of the Company since December 1999 and Chief Executive Officer of the Company since January 2004; officer and/or director of certain subsidiaries of the Company.

RUPERT H. JOHNSON, JR.

AGE 67

Vice Chairman since December 1999 and director of the Company since 1969; officer and/or director of certain subsidiaries of the Company; officer and/or director or trustee of 44 investment companies managed or advised by subsidiaries of the Company.

LESLIE M. KRATTER

AGE 62

Senior Vice President of the Company since 2000 and Assistant Secretary of the Company since October 2003; formerly, Secretary of the Company from March 1998 to October 2003 and Vice President of the Company from March 1993 to 2000; officer and/or director of certain subsidiaries of the Company.

KENNETH A. LEWIS

AGE 46

Executive Vice President of the Company since October 15, 2007 and Senior Vice President, Chief Financial Officer and Treasurer of the Company since October 2006; formerly, Vice President–Enterprise Risk Management of the Company from April 2006 to October 2006 and Vice President and Treasurer of the Company from June 2002 to April 2006; officer and/or director of certain subsidiaries of the Company for more than the past five years.

JOHN M. LUSK

AGE 49

Executive Vice President–Portfolio Operations of the Company since December 2005; formerly, Vice President of the Company from January 2004 to December 2005; officer or director of certain subsidiaries of the Company; employed by the Company or its subsidiaries in various other capacities for more than the past five years.

MURRAY L. SIMPSON

AGE 70

Executive Vice President of the Company since January 2000; formerly, General Counsel of the Company from January 2000 to August 2005; officer or director of certain subsidiaries of the Company; formerly an officer in many investment companies of Franklin Templeton Investments.

CRAIG S. TYLE

AGE 47

Executive Vice President and General Counsel of the Company since August 2005; formerly, a partner at Shearman & Sterling LLP (a law firm) from March 2004 to July 2005 and General Counsel for the Investment Company Institute (a trade group for the U.S. fund industry) from September 1997 through March 2004; officer in 46 investment companies of Franklin Templeton Investments.

WILLIAM Y. YUN

AGE 48

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

Our common stock is traded on the NYSE under the ticker symbol “BEN”, and the London Stock Exchange under the ticker symbol “FRK”. On September 28, 2007 (the last trading day of the Company’s fiscal year), the closing price of our common stock on the NYSE was $127.50 per share. At October 31, 2007, there were approximately 5,100 stockholders of record of our common stock.

The following table sets forth the high and low sales prices for our common stock on the NYSE for each full quarterly period of the two most recently completed fiscal years of the Company.

	2007 Fiscal Year		2006 Fiscal Year
Quarter	High	Low	High	Low
October-December	$114.98	$103.50	$98.86	$77.63
January-March	$126.71	$111.31	$104.25	$92.84
April-June	$139.32	$118.80	$98.35	$80.16
July-September	$145.59	$113.08	$106.69	$82.37

We declared regular cash dividends of $0.60 per share (or $0.15 per share per quarter) in fiscal year 2007 and $0.48 per share (or $0.12 per share per quarter) in fiscal year 2006. We currently expect to continue paying comparable cash dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.

The equity compensation plan information called for by Item 201(d) of Regulation S-K is set forth in Part III, Item 12 of this Form 10-K under the heading “Equity Compensation Plan Information.”

During the quarter ended September 30, 2007, the Company did not sell any securities which were not registered under the Securities Act of 1933, as amended.

The following table provides information with respect to the shares of common stock we purchased during the three months ended September 30, 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2007 through July 31, 2007	—	$—	—	10,222,758
August 1, 2007 through August 31, 2007	475,588	$120.64	475,588	9,747,170
September 1, 2007 through September 30, 2007	445,220	$127.73	445,220	9,301,950

Total	920,808		920,808

Under our stock repurchase program, we can repurchase shares of the Company’s common stock from time to time in the open market and in private transactions in accordance with applicable laws and regulations, including without limitation applicable federal securities laws. From time to time we have announced the existence of the Company’s continuing policy of repurchasing shares of its common stock, including announcements made in March 2000, August 2002, May 2003, August 2003, July 2006 and June

2007. From fiscal year 2002 through 2007, our Board of Directors had authorized and approved the repurchase of up to 50.0 million shares under our stock repurchase program, of which 9.3 million shares of our common stock remained available for repurchase at September 30, 2007. Our stock repurchase program is not subject to an expiration date.

During the three months ended March 31, 2007, we repurchased 4.0 million shares of our common stock under an accelerated stock repurchase agreement with an unrelated counterparty, a global investment bank, at an initial price of $116.14 per share or a cash payment totaling $464.6 million. Under the terms of the repurchase agreement, we could either receive or pay a future price adjustment based generally on the daily volume-weighted average prices of our common stock over a period of up to several months. The purchase price adjustment could be settled, at our option, in cash or shares of our common stock. In July 2007, on the settlement date of the repurchase agreement, we paid a price adjustment of $49.1 million in cash to the counterparty. Such purchase price adjustment was recognized as an adjustment to the share repurchase price and recorded as a reduction in stockholders’ equity.

From October 1, 2007 through November 27, 2007, the Company repurchased 5,409,674 shares of its common stock for a total cost of $662.5 million.

Item 6.	Selected Financial Data.

FINANCIAL HIGHLIGHTS

as of and for the fiscal years ended September 30,	2007	2006	2005	2004	2003
Summary of Operations (in millions)
Operating revenues	$6,205.8	$5,050.7	$4,310.1	$3,438.2	$2,632.1
Net income	1,772.9	1,267.6	1,057.6	706.7	502.8

Financial Data (in millions)
Total assets	$9,943.3	$9,499.9	$8,893.9	$8,227.8	$6,970.7
Long-term debt	162.1	627.9	1,208.4	1,196.4	1,108.9
Stockholders’ equity	7,332.3	6,684.7	5,684.4	5,106.8	4,310.1
Operating cash flows	1,673.6	1,277.9	850.0	929.7	536.4

Assets Under Management (in billions)
Ending	$645.9	$511.3	$453.1	$361.9	$301.9
Simple monthly average	582.0	482.4	410.8	340.2	269.8

Per Common Share
Earnings
Basic	$7.11	$4.97	$4.22	$2.84	$1.98
Diluted	7.03	4.86	4.06	2.75	1.95
Cash dividends	0.60	0.48	2.40	0.34	0.30
Book value	29.87	26.40	22.49	20.45	17.53

Employee Headcount	8,699	7,982	7,156	6,696	6,504

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In this section, we discuss and analyze the results of operations and financial condition of Franklin Resources, Inc. (the “Company”) and its subsidiaries (collectively, “Franklin Templeton Investments”). In addition to historical information, we also make statements relating to the future, called “forward-looking”

statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will”, “may”, “could”, “expect”, “believe”, “anticipate”, “intend”, or other similar words. Moreover, statements that speculate about future events are forward-looking statements. These forward-looking statements involve a number of known and unknown risks, uncertainties and other important factors that could cause the actual results and outcomes to differ materially from any future results or outcomes expressed or implied by such forward-looking statements. You should carefully review the “Risk Factors” section set forth in Item 1A of this Annual Report on Form 10-K and in any more recent filings with the U. S. Securities and Exchange Commission (the “SEC”), each of which describe these risks, uncertainties and other important factors in more detail. While forward-looking statements are our best prediction at the time that they are made, you should not rely on them. We undertake no obligation, unless required by law, to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Annual Report on Form 10-K.

Overview

We derive the majority of our operating revenues and net income from providing investment management, fund administration, shareholder services, transfer agency, underwriting, distribution, custodial, trustee and other fiduciary services (collectively “investment management and related services”) to retail mutual funds, and to institutional, high net-worth, and separately-managed accounts and other investment products. This is our primary business activity and operating segment. The mutual funds and other products that we offer (collectively “sponsored investment products”) are distributed or marketed to the public globally under six distinct names:

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

Our secondary business and operating segment is banking/finance. Our banking/finance group offers selected private banking services to high net-worth clients, and retail banking, consumer lending and trust services. Our consumer lending activities include automobile lending related to the purchase, securitization, and servicing of retail installment sales contracts originated by independent automobile dealerships, consumer credit and debit cards, real estate equity lines, home equity/mortgage lending and other consumer lending.

In the fiscal year ended September 30, 2007 (“fiscal year 2007”), our investment management and related services operating segment continued to experience record levels of assets under management. In addition to market appreciation, which reflected, among other things, the positive performance of many equity markets globally, this growth resulted from excess sales over redemptions. In part, we attribute the continued positive trend in excess sales over redemptions to the strong relative performance of our product offerings, the successful marketing to and diversification of our client base, and our focus on customer service.

Consistent with the increase in our assets under management, we experienced growth in net income and higher diluted earnings per share in fiscal year 2007, as compared to the fiscal years ended September 30, 2006 (“fiscal year 2006”) and September 30, 2005 (“fiscal year 2005”).

We expect to continue focusing on our core strategies of expanding our assets under management and related operations internationally, seeking positive investment performance, protecting and furthering our brand recognition, developing and maintaining broker/dealer and client loyalties, providing a high level of customer service and closely monitoring costs, while also developing our “human capital” base and our systems and technology. The continued success of these strategies in the future is dependent on various factors, including the relative performance of our sponsored investment products, product innovations by our competitors, and changes in consumer preferences.

Results of Operations

(dollar amounts in millions except per share data)

for the fiscal years ended September 30,	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Net Income	$1,772.9	$1,267.6	$1,057.6	40%	20%
Earnings Per Common Share
Basic	$7.11	$4.97	$4.22	43%	18%
Diluted	7.03	4.86	4.06	45%	20%
Operating Margin[1]	33%	32%	30%

[1]	Defined as operating income divided by total operating revenues.

Net income increased 40% in fiscal year 2007. This was primarily due to increased fees for providing investment management and fund administration services (“investment management fees”) reflecting a 21% increase in our simple monthly average assets under management, and a 97% increase in other income, net primarily due to an increase in realized gains on sale of investments and higher gains from our consolidated sponsored investment products. These increases were partially offset by higher compensation and benefits expenses.

Diluted earnings per share increased 45% in fiscal year 2007 consistent with the increase in net income and a decrease in diluted weighted-average common stock outstanding. Diluted weighted-average common stock outstanding was higher in fiscal year 2006 than in fiscal year 2007 primarily due to the repurchases of shares of our common stock and the conversion of Liquid Yield Notes (“zero coupon convertible senior notes”) into shares of our common stock during fiscal year 2006.

Net income and diluted earnings per share increased 20% in fiscal year 2006, as compared to fiscal year 2005. These increases were primarily due to increased investment management fees and underwriting and distribution fees, each consistent with a 17% increase in our simple monthly average assets under management and higher gross sales on which commissions are earned. These increases were partially offset by higher underwriting and distribution, and compensation and benefits expenses, as well as higher taxes on income, reflecting an income tax charge of $105.5 million recorded in fiscal year 2006 related to repatriated earnings of our non-U.S. subsidiaries under the Jobs Act.

Assets Under Management

(dollar amounts in billions)

as of the fiscal years ended September 30,	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Equity
Global/international	$286.7	$217.6	$185.7	32%	17%
Domestic (U.S.)	100.5	84.4	77.9	19%	8%

Total equity	387.2	302.0	263.6	28%	15%
Hybrid	117.2	90.6	78.4	29%	16%
Fixed-Income
Tax-free	59.0	55.6	53.8	6%	3%
Taxable
Global/international	43.0	24.4	18.7	76%	30%
Domestic (U.S.)	31.8	32.4	32.7	(2)%	(1)%

Total fixed-income	133.8	112.4	105.2	19%	7%
Money Market	7.7	6.3	5.9	22%	7%

Total	$645.9	$511.3	$453.1	26%	13%

Simple Monthly Average for the Year[2]	$582.0	$482.4	$410.8	21%	17%

[2]	Investment management fees from approximately 57% of our assets under management at September 30, 2007 were calculated using daily average assets under management.

Our assets under management at September 30, 2007 were $645.9 billion, 26% higher than they were at the same time last year primarily due to market appreciation of $95.2 billion and excess sales over redemptions of $46.6 billion during fiscal year 2007. Simple monthly average assets under management, which are generally more indicative of trends in revenue for providing investment management and fund administration services (“investment management services”) than the year over year change in ending assets under management, increased by 21% during fiscal year 2007, as compared to fiscal year 2006.

The simple monthly average mix of assets under management is shown below.

for the fiscal years ended September 30,	2007	2006	2005
Equity	60%	59%	57%
Hybrid	18%	17%	17%
Fixed-income	21%	23%	25%
Money market	1%	1%	1%

Total	100%	100%	100%

The following table presents industry asset-weighted average management fee rates3. Our actual effective investment management fee rates may vary from these rates.

for the fiscal years ended September 30,	Industry Average 2007	Industry Average 2006	Industry Average 2005
Equity
Global/international	0.63%	0.67%	0.72%
Domestic (U.S.)	0.47%	0.50%	0.54%
Hybrid	0.38%	0.38%	0.44%
Fixed-Income
Tax-free	0.38%	0.40%	0.41%
Taxable
Global/international	0.55%	0.56%	0.57%
Domestic (U.S.)	0.37%	0.39%	0.43%
Money Market	0.22%	0.24%	0.25%

[3]

Industry asset-weighted average management fee rates were calculated using information available from Lipper® Inc. at September 30, 2007 and include all U.S.-based, open-ended funds that reported expense data to Lipper® Inc. as of the funds’ most recent annual report date, and for which expenses were equal to or greater than zero. As defined by Lipper® Inc., management fees include fees from providing advisory and fund administration services. The averages combine retail and institutional funds data and include all share classes and distribution channels, without exception. Variable annuity products are not included.

Our effective investment management fee rate (investment management fees divided by simple monthly average assets under management) was 0.614% for fiscal years 2007 and 2006. The effective investment management fee rate remained unchanged primarily due to the favorable change in the mix of assets under management, resulting from higher excess sales over redemptions and greater appreciation of equity and hybrid products as compared to fixed-income products, which was offset by a decrease in performance fees resulting from the divestiture of assets under management of a former subsidiary at October 1, 2006. Generally, investment management fees earned on equity and hybrid products are higher than fees earned on fixed-income products.

For fiscal year 2006, our effective investment management fee rate increased to 0.614% from 0.598% in fiscal year 2005. Higher excess sales over redemptions and greater appreciation for equity and hybrid products as compared to fixed-income products, and an increase in performance fees, led to this increase in the effective investment management fee rate.

Assets under management by sales region were as follows:

(dollar amounts in billions)

as of the fiscal years ended September 30,	2007	% of Total	2006	% of Total	2005	% of Total
United States	$460.8	71%	$381.9	75%	$343.5	76%
Europe	82.5	13%	55.1	11%	46.4	10%
Asia-Pacific	53.0	8%	35.0	7%	26.4	6%
Canada	47.9	8%	37.8	7%	33.9	7%
Other	1.7	0%	1.5	0%	2.9	1%

Total	$645.9	100%	$511.3	100%	$453.1	100%

As shown in the table, approximately 71% of our assets under management at September 30, 2007 originated from our U.S. sales region. In addition, approximately 65% of our operating revenues originated from our U.S. operations in fiscal year 2007. Due to the global nature of our business operations, investment management and related services may be performed in locations unrelated to the sales region.

Components of the change in our assets under management were as follows:

(dollar amounts in billions)

for the fiscal years ended September 30,	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Beginning assets under management	$511.3	$453.1	$361.9	13%	25%
Sales	185.6	128.8	122.5	44%	5%
Reinvested distributions	20.7	13.9	8.3	49%	67%
Redemptions	(139.0)	(116.6)	(86.5)	19%	35%
Distributions	(25.9)	(17.3)	(10.8)	50%	60%
(Dispositions) acquisitions	(2.0)	0.2	0.1	N/A	100%
Appreciation	95.2	49.2	57.6	93%	(15)%

Ending Assets Under Management	$645.9	$511.3	$453.1	26%	13%

Excess sales over redemptions were $46.6 billion in fiscal year 2007 as compared to $12.2 billion in fiscal year 2006 and $36.0 billion in fiscal year 2005. Our products experienced $95.2 billion in appreciation in fiscal year 2007 primarily related to our equity products, as compared to $49.2 billion in fiscal year 2006 and $57.6 billion in fiscal year 2005. Dispositions in fiscal year 2007 included the divestiture of assets under management of a former subsidiary at October 1, 2006.

On April 3, 2006, we acquired a further 0.2% ownership interest in Bradesco Templeton Asset Management Ltda., (“BTAM”), a Brazilian joint venture, in addition to the 49.9% ownership interest that we already held, resulting in the addition of BTAM’s total assets under management as of the acquisition date of $0.2 billion. In July 2006, we completed the purchase of all of the remaining interests in BTAM, and changed its name to Franklin Templeton Investimentos (Brasil) Ltda. On January 1, 2005, we acquired the general partner of the Dresdner Kleinwort Benson Emerging Europe Fund, L.P., a private equity fund focused on Central and Eastern Europe, which added $0.1 billion in assets under management as of the acquisition date.

Operating Revenues

The table below presents the percentage change in each revenue category and the percentage of total operating revenues represented by each revenue category.

	Percentage Change		Percentage of Total Operating Revenues
for the fiscal years ended September 30,	2007 vs. 2006	2006 vs. 2005	2007	2006	2005
Investment management fees	21%	21%	58%	59%	57%
Underwriting and distribution fees	30%	15%	37%	35%	36%
Shareholder servicing fees	7%	2%	4%	5%	6%
Consolidated sponsored investment products income, net	1%	75%	—	—	—
Other, net	9%	2%	1%	1%	1%

Total Operating Revenues	23%	17%	100%	100%	100%

Investment Management Fees

Investment management fees accounted for 58% of our operating revenues in fiscal year 2007, as compared to 59% in fiscal year 2006 and 57% in fiscal year 2005. Investment management fees are generally calculated under contractual arrangements with our sponsored investment products as a percentage of the market value of assets under management. Annual rates vary by investment objective and type of services provided.

Investment management fees increased 21% in fiscal year 2007 consistent with a 21% increase in simple monthly average assets under management and a relatively unchanged effective investment management fee rate.

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

Globally, our mutual funds and certain other products generally pay distribution fees in return for sales, marketing and distribution efforts on their behalf. Specifically, the majority of U.S.-registered mutual funds, with the exception of certain of our money market mutual funds, have adopted distribution plans (the “Plans”) under Rule 12b-1 promulgated under the Investment Company Act of 1940, as amended (“Rule 12b-1”). The Plans permit the mutual funds to bear certain expenses relating to the distribution of their shares, such as expenses for marketing, advertising, printing and sales promotion, subject to the Plans’ limitations on amounts. The individual Plans set a percentage limit for Rule 12b-1 expenses based on average daily net assets under management of the mutual fund. Similar arrangements exist for the distribution of our non-U.S. funds and where, generally, the distributor of the funds in the local market arranges for and pays commissions.

We pay a significant portion of underwriting and distribution fees to the financial advisers and other intermediaries who sell our sponsored investment products to the public on our behalf. See the description of underwriting and distribution expenses below.

Overall, underwriting and distribution fees increased 30% in fiscal year 2007. Underwriting fees increased 36% primarily due to a 44% increase in gross product sales, including product sales that do not generate underwriting and distribution revenues. Distribution fees increased 26% consistent with a 21% increase in simple monthly average assets under management and an increase in equity products as compared to fixed-income products in the simple monthly average mix of assets under management. Distribution fees are generally higher for equity products, as compared to fixed-income products.

Underwriting and distribution fees increased 15% in fiscal year 2006. Underwriting fees increased 5% consistent with a 5% increase in gross product sales. Distribution fees increased 21% consistent with a 17% increase in simple monthly average assets under management and a change in the asset and share class mix.

Shareholder Servicing Fees

Shareholder servicing fees are generally fixed charges per shareholder account that vary with the particular type of fund and the service being rendered. In some instances, sponsored investment products are charged these fees based on the level of assets under management. We receive fees as compensation for providing transfer agency services, which include providing customer statements, transaction processing, customer service, and tax reporting. In the United States, transfer agency service agreements provide that accounts closed in a calendar year generally remain billable at a reduced rate through the second quarter of the following calendar year. In Canada, such agreements provide that accounts closed in the calendar year remain billable for four months after the end of the calendar year. Accordingly, the level of fees will vary with the growth in new accounts and the level of closed accounts that remain billable.

Approximately 300 thousand accounts closed in Canada during calendar year 2006 and were no longer billable effective May 1, 2007, as compared to approximately 358 thousand accounts closed during calendar year 2005 that were no longer billable effective May 1, 2006. Approximately 1.5 million accounts closed in the U.S. during calendar year 2006 and were no longer billable effective July 1, 2007, as compared to approximately 1.6 million accounts closed during calendar year 2005 that were no longer billable effective July 1, 2006.

Shareholder servicing fees increased 7% in fiscal year 2007 and 2% in fiscal year 2006. The increases reflect a 14% increase and a 7% increase, respectively, in simple monthly average billable shareholder accounts, partially offset by a shift to shareholder accounts that are billable at a lower rate, including shareholder accounts originated in Asia.

Consolidated Sponsored Investment Products Income, Net

Consolidated sponsored investment products income, net reflects the net investment income, including dividends received, of sponsored investment products consolidated under Financial Accounting Standards Board (the “FASB”) Statement of Financial Accounting Standard No. 94, “Consolidation of All Majority-Owned Subsidiaries and FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities (“FIN 46R”).

Consolidated sponsored investment products income, net increased 1% in fiscal year 2007 and 75% in fiscal year 2006. The fluctuation in the consolidated sponsored investment products income, net, reflects the investment performance and the net assets size of the specific sponsored investment products that we consolidate.

Other, Net

Other, net primarily consists of revenues from the banking/finance operating segment as well as income from custody services. Revenues from the banking/finance operating segment include interest income on loans, servicing income, and investment income on banking/finance investment securities, and are reduced by interest expense and the provision for loan losses.

Other, net increased 9% in fiscal year 2007 primarily due to higher securitization gains relating to securitizations of automobile loans in October 2006 and April 2007, interest income on debt securities, and servicing fees from automobile loans, partially offset by a decrease in interest income related to our consumer lending business.

Other, net increased 2% in fiscal year 2006 due to higher interest income on automobile loans and investments, partially offset by an increase in interest expense related to deposits and our financing of the automobile lending program, as well as an increase in the provision for loan losses primarily related to our automobile portfolio.

Operating Expenses

The table below presents the percentage change in each expense category and the percentage of total operating expenses represented by each expense category.

	Percentage Change		Percentage of Total Operating Expenses
for the fiscal years ended September 30,	2007 vs. 2006	2006 vs. 2005	2007	2006	2005
Underwriting and distribution	32%	17%	52%	48%	47%
Compensation and benefits	15%	8%	26%	27%	29%
Information systems, technology and occupancy	5%	5%	8%	9%	9%
Advertising and promotion	21%	14%	5%	5%	4%
Amortization of deferred sales commissions	22%	6%	4%	4%	4%
Impairment of intangible assets	(100)%	N/A	—	2%	—
Provision for governmental investigations, proceedings and actions, net	—	(100)%	—	—	1%
Other	27%	11%	5%	5%	6%

Total Operating Expenses	21%	13%	100%	100%	100%

Underwriting and Distribution

Underwriting and distribution expenses include expenses payable to financial advisers and other third parties for providing sales, marketing and distribution services to investors in our sponsored investment products. Underwriting and distribution expenses increased 32% in fiscal year 2007 and 17% in fiscal year 2006 consistent with similar trends in underwriting and distribution revenues. Underwriting and distribution expenses for fiscal year 2007 included a one-time distribution charge of $12.7 million related to the termination of certain limited partnerships in Canada.

Compensation and Benefits

Compensation and benefit expenses increased 15% in fiscal year 2007 primarily due to an increase in bonus expense, including bonus expense under the Amended and Restated Annual Incentive Compensation Plan (the “AIP”), pursuant to which bonus awards have been made, based, in part, on our performance. The increase also reflected our annual merit salary adjustments that were effective December 1, 2006 and higher staffing levels. In fiscal year 2007, we recorded additional charges to compensation and benefits for the repurchase of stock-based compensation awards that previously had been recognized as a charge to capital in excess of par value, and for certain employee costs incurred in a business combination that previously had been recognized as goodwill, partially offset by a reduction to compensation and benefit expenses for a previously unrecognized receivable for the estimated refundable portion of workers’ compensation premiums. The impact of these adjustments resulted in an additional non-cash charge of $16.4 million pre-tax to compensation and benefits in fiscal year 2007. We continued to experience a decrease in stock option expense in fiscal year 2007, as compared to prior fiscal year as no new awards have been granted since November 2004.

Compensation and benefit expenses increased 8% in fiscal year 2006 primarily as a result of our annual merit salary adjustments that were effective December 1, 2005 and higher staffing levels. Compensation and benefit expenses for fiscal year 2006 also included additional expenses related to stock options and the 1998 Employee Stock Investment Plan resulting from our adoption of FASB Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), as well as an increase in other employee benefits. These increases were partially offset by a decline in expense related to certain performance-based bonus plans outside of our Amended and Restated Annual Incentive Compensation Plan.

We continue to place a high emphasis on our pay for performance philosophy. As such, any changes in the underlying performance of our sponsored investment products or changes in the composition of our incentive compensation offerings could have an impact on compensation and benefits going forward. However, in order to attract and retain talented individuals, our level of compensation and benefits may increase more quickly or decrease more slowly than our revenue. We employed approximately 8,700 people at September 30, 2007 as compared to approximately 8,000 at September 30, 2006.

Information Systems, Technology and Occupancy

Information systems, technology and occupancy costs increased 5% in fiscal year 2007 primarily due to an increase in external data services costs, technology supplies and software, and higher occupancy costs related to our existing offices worldwide as well as global expansion.

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

Details of capitalized information systems and technology costs, which exclude occupancy costs, are shown below.

(in millions)

for the fiscal years ended September 30,	2007	2006	2005
Net carrying amount at beginning of period	$44.9	$42.7	$51.3
Additions during period, net of disposals and other adjustments	42.0	26.1	21.3
Amortization during period	(25.3)	(23.9)	(29.9)

Net Carrying Amount at End of Period	$61.6	$44.9	$42.7

Advertising and Promotion

Advertising and promotion expenses increased 21% in fiscal year 2007 and 14% in fiscal year 2006 primarily due to an increase in marketing support payments made to intermediaries who sell our sponsored investment products to the public on our behalf in the United States.

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

The U.S. funds that had offered Class B shares and carried a deferred sales charge arrangement ceased offering these shares to new investors and existing shareholders effective during the quarter ended March 31, 2005. Existing Class B shareholders may continue to exchange shares into Class B shares of different funds and they may also continue to reinvest dividends on Class B shares in additional Class B shares.

Historically, Class B and certain of our Class C deferred commission assets (“DCA”) arising from our U.S., Canadian and European operations have been financed through transfers to or other arrangements with Lightning Finance Company Limited (“LFL”), a company registered in Ireland in which we hold a 49% ownership interest. In December 2005, LFL transferred substantially all of its DCA to Lightning Asset Finance Limited (“LAFL”), an Irish special purpose vehicle formed in December 2005, in which we also hold a 49% ownership interest. LAFL was formed for the sole purpose of acquiring and holding substantially all of the DCA owned by LFL as of December 29, 2005. The holder of the 51% ownership interests in both LFL and LAFL is a subsidiary of an international banking institution which is not affiliated with the Company. As of December 2005, our DCA have been financed generally by an independent third party.

Under the U.S arrangements, the funds contract with our U.S. distributor, which in turn contracted with LFL. As a result, we maintain a significant interest in both LFL and LAFL and continue to carry the DCA on our Consolidated Balance Sheets until these assets are amortized or sold by LAFL. Neither we nor our distribution subsidiaries retain any direct ownership interest in the DCA, and, therefore, the DCA are not available to satisfy claims of our creditors or those of our distribution subsidiaries.

In contrast to the U.S. arrangements, the arrangements outside the United States are, in most cases, direct agreements with our Canadian and European sponsored investment products, and, as a result, we do not record DCA from these sources in our Consolidated Financial Statements.

Amortization of deferred sales commissions increased 22% in fiscal year 2007 and 6% in fiscal year 2006. The increases were consistent with increases in product sales that carry deferred commission charges primarily related to the U.S. and Canadian funds.

Impairment of Intangible Assets

During the quarter ended December 31, 2006, we completed our most recent annual impairment test of goodwill and indefinite-lived intangible assets under the guidance set out in FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and we determined that there was no impairment to these assets as of October 1, 2006. No impairment loss in the fair value of intangible assets subject to amortization was recognized during fiscal year 2007.

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

Other Operating Expenses

Other operating expenses primarily consist of professional fees, fund administration services and shareholder servicing fees payable to external parties, corporate travel and entertainment, and other miscellaneous expenses.

Other operating expenses increased 27% in fiscal year 2007 primarily due to higher litigation costs, an increase in fund administration services fees payable to external parties and an increase in consulting and professional fees, including additional costs related to the distribution of market timing settlements.

Other operating expenses increased 11% in fiscal year 2006 primarily due to an increase in fund administration services fees payable to external parties, an increase in corporate travel and entertainment, higher costs associated with the resolution of nominal transaction or operational claims, and higher consulting and professional fees. These increases were partially offset by a decrease in legal fees, partially due to a decline in costs incurred and reimbursements from our insurance carrier related to governmental investigations, proceedings and actions.

Other Income (Expenses)

Other income (expenses) includes net realized and unrealized investment gains (losses) on consolidated sponsored investment products, investment and other income, net and interest expense. Investment and other income, net is comprised primarily of income related to our investments, including dividends, interest income, realized gains and losses and income from investments accounted for using the equity method of accounting, as well as minority interest in less than wholly-owned subsidiaries and sponsored investments products that we consolidate and foreign currency exchange gains and losses.

Other income (expenses) increased 97% in fiscal year 2007 primarily due to an increase in realized gains on sale of investments, higher gains on our consolidated sponsored investment products and an increase in income from investments accounted for using the equity method of accounting.

Other income (expenses) increased 53% in fiscal year 2006 primarily due to an increase in interest income, dividends and realized gains from our investments, as well as a decline in interest expense on our debt. These increases were partially offset by an increase in minority interest in less than wholly-owned subsidiaries, net realized and unrealized foreign exchange losses from our non-U.S. operations, and an other-than-temporary decline in value in certain of our long-term investments.

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

Our effective income tax rate for fiscal year 2007 decreased to 28.08%, as compared to 30.94% in fiscal year 2006 and 25.56% in fiscal year 2005. The decrease in fiscal year 2007 was primarily due to absence of an income tax charge of $105.5 million related to repatriated earnings of our non-U.S. subsidiaries under the Jobs Act recorded in fiscal year 2006, partially offset by increases in income tax liabilities in certain U.S. state and local tax jurisdictions. Income taxes were provided at a reduced rate for fiscal year 2005 primarily due to a favorable U.S. state tax ruling, obtained in fiscal year 2005, which resulted in a refund of tax from multiple prior years. The effective income tax rate for future reporting periods will continue to reflect the relative contributions of non-U.S. earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income.

Liquidity and Capital Resources

The following table summarizes certain key financial data relating to our liquidity, and sources and uses of capital:

(in millions)

as of and for the fiscal years ended September 30,	2007	2006	2005
Balance Sheet Data
Assets
Liquid assets	$5,814.6	$5,347.8	$4,814.4
Cash and cash equivalents	3,584.2	3,613.1	3,152.2
Liabilities
Commercial paper	$—	$168.1	$169.4
Medium term notes	420.0	420.0	420.0
Variable funding notes	240.8	232.3	239.2
Convertible notes	—	—	540.1
Other long-term debt	162.1	207.9	248.3

Total debt	$822.9	$1,028.3	$1,617.0

Cash Flow Data
Operating cash flows	$1,673.6	$1,277.9	$850.0
Investing cash flows	(306.2)	36.5	(257.6)
Financing cash flows	(1,449.2)	(853.4)	(357.5)

Liquid assets consist of cash and cash equivalents, current receivables, and current investments (trading, available-for-sale and other). Cash and cash equivalents include cash on hand, debt instruments with maturities of three months or less at the purchase date and other highly liquid investments that are readily convertible into cash, including money market funds. Cash and cash equivalents at September 30, 2007 decreased from September 30, 2006 primarily due to net cash usage in financing and investing activities, partially offset by an increase in operating cash flows. At September 30, 2007, the percentage of cash and cash equivalents held by our U.S. and non-U.S. operations were approximately 57% and 43% as compared to approximately 79% and 21% at September 30, 2006.

The decrease in total debt outstanding from September 30, 2006 primarily relates to the repayment of commercial paper with a face value of $170.0 million at maturity in fiscal year 2007 and the decline in the other long-term liability recognized in relation to the U.S. DCA originally financed by LFL.

We experienced higher operating cash flows in fiscal year 2007, as compared to fiscal year 2006, primarily due to higher net income and higher proceeds from the securitization of loans held for sale, partially offset by higher origination of loans held for sale. In fiscal year 2007, we experienced net cash outflows in investing activities, as compared to net cash inflows in fiscal year 2006, primarily due to acquisition transactions relating to certain Indian subsidiaries as well as an excess purchase of investments over liquidations. Net cash used in financing activities increased in fiscal year 2007, as compared to fiscal year 2006, primarily due to an increase in common stock repurchases, an increase in repayments of debt, net of origination, and a decrease in bank deposits.

Capital Resources

We believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets, continuing cash flows from operations, borrowing capacity under current credit facilities and the ability to issue debt or equity securities. In particular, we expect to finance future investment in our banking/finance activities through operating cash flows, debt, increased deposit base, and the securitization of a portion of the receivables from consumer lending activities.

At September 30, 2007, we had $420.0 million available under a Five Year Facility Credit Agreement with certain banks and financial institutions expiring in the fiscal year ending September 30, 2010 and $500.0 million of commercial paper also available for issuance. In addition, at September 30, 2007, our banking/finance operating segment had $350.0 million in available uncommitted short-term bank lines of credit under the Federal Reserve Funds system and an aggregate of $135.0 million in available secured line of credit with the Federal Reserve Bank discount window and Federal Home Loan Bank short-term borrowing capacity.

Our ability to access the capital markets in a timely manner depends on a number of factors including our credit rating, the condition of the global economy, investors’ willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. In extreme circumstances, we might not be able to access this liquidity readily.

Our banking/finance operating segment finances its automobile lending business primarily by issuing variable funding notes (the “variable funding notes”) under a one-year revolving $250.0 million variable funding note warehouse credit facility and with inter-segment loans. This facility was originally entered into in March 2005, and subsequently extended for additional one-year terms in March 2006 and March 2007. The variable funding notes issued under this facility are payable to certain administered conduits and are secured by cash and a pool of automobile loans that meet or are expected to meet certain eligibility requirements. Credit enhancements for the variable funding notes require us to provide, as collateral, loans held for sale with a fair value in excess of the principal amount of the variable funding notes, as well as to hold in trust additional cash balances to cover certain shortfalls. In addition, we provide a payment provider commitment in an amount not to exceed 4.66% of the pool balance. We also enter into interest-rate swap agreements, accounted for as freestanding derivatives, intended to mitigate the interest-rate risk between the fixed interest rate on the pool of automobile loans and the floating interest rate being paid on the variable funding notes. We currently expect to renew or replace the variable funding warehouse credit facility upon its expiration. Our ability to access the securitization and capital markets will directly affect our plans to finance the automobile loan portfolio in the future.

In April 2007, we sold Templeton Funds Annuity Company, a wholly-owned subsidiary and a life insurance company, for approximately $14.5 million in cash and recorded a pre-tax gain of approximately $3.0 million. Approximately $11.5 million of the cash proceeds was recognized in net cash provided by operating activities in the Consolidated Statement of Cash Flows in fiscal year 2007.

Uses of Capital

We expect that the main uses of cash will be to expand our core business, make strategic acquisitions, acquire shares of our common stock, fund property and equipment purchases, pay operating expenses of the business, enhance technology infrastructure and business processes, pay stockholder dividends and repay and service debt.

We continue to look for opportunities to control our costs and expand our global presence. In this regard, in fiscal year 2005 we entered into a commitment to acquire land and build a campus in Hyderabad, India, to establish support services for several of our global functions. Our estimated total cost to complete the campus at September 30, 2007 was $75.0 million, of which $57.7 million had been incurred as of this date. We inaugurated the opening of the campus in January 2007 and expect to complete the construction of an additional building in fiscal year 2008.

In April 2007, we acquired the remaining 25% interest in our joint ventures in India, Franklin Templeton Asset Management (India) Private Limited and Franklin Templeton Trustee Services Private Limited, from an unrelated third party for approximately $89.7 million.

During fiscal year 2007, we paid regular cash dividends of $142.7 million.

During fiscal year 2007, we repaid commercial paper with a face value of $170.0 million at maturity.

The five-year senior notes due April 15, 2008 totaling $420.0 million (“medium term notes”) were reclassified from long-term debt to current maturities of long-term debt as the contractual maturity of the notes is less than one year from the balance sheet date. We currently expect to repay the medium term notes at the scheduled maturity date.

We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is affected through regular open-market purchases and private transactions in accordance with applicable laws and regulations. During fiscal year 2007, we repurchased 10.1 million shares of our common stock at a cost of $1,288.7 million. The common stock repurchases made as of September 30, 2007 reduced our capital in excess of par value to nil and the excess amount was recognized as a reduction to retained earnings. At September 30, 2007, approximately 9.3 million shares of our common stock remained available for repurchase under our stock repurchase program. Our stock repurchase program is not subject to an expiration date.

From October 1, 2007 through November 27, 2007, the Company repurchased 5,409,674 shares of its common stock for a total cost of $662.5 million.

Contractual Obligations and Commercial Commitments

Contractual Obligations and Commitments

The following table summarizes contractual cash obligations and commitments. We believe that we can meet these obligations and commitments through existing liquid assets, continuing cash flows from operations and borrowing capacity under current credit facilities.

(in millions) as of the fiscal year ended September 30, 2007	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Non-current debt	$162.1	$42.6	$81.2	$37.4	$0.9
Operating leases[4]	371.7	47.0	86.0	79.5	159.2
Purchase obligations[5]	346.6	129.5	101.1	65.4	50.6

Total Contractual Obligations	880.4	219.1	268.3	182.3	210.7

Loan origination commitments	232.9	193.9	0.5	14.2	24.3
Capital contribution commitments[6]	64.5	31.5	14.7	13.9	4.4

Total Contractual Obligations and Commitments	$1,177.8	$444.5	$283.5	$210.4	$239.4

[4]	Operating lease obligations are presented net of future receipts on contractual sublease arrangements totaling $18.0 million as of September 30, 2007.
[5]

Purchase obligations include contractual amounts that will be due to purchase goods and services to be used in our operations and may be cancelled at earlier times than those indicated under certain conditions that may include termination fees. In particular, under an agreement to outsource the operations of our data centers (including responsibility for processing data and managing the centers), which we can terminate at any time, we estimated that the termination fee payable in October 2007, not including costs associated with assuming equipment leases, would approximate $4.8 million and would decrease each month thereafter, reaching a minimum termination charge of approximately $2.2 million in July 2008.

[6]	Capital contribution commitments relate to our contractual commitments to fund certain of our sponsored investment products.

Contingent Obligations

In relation to the automobile loan securitization transactions that we have entered into with a number of qualified special purpose entities, we are obligated to cover shortfalls in amounts due to note holders up to certain levels as specified in the related agreements. At September 30, 2007, the maximum potential amount of future payments related to these obligations was $43.3 million and the fair value of obligations arising from automobile securitization transactions entered into subsequent to December 31, 2002 reflected on our Consolidated Balance Sheet at September 30, 2007 were not significant.

At September 30, 2007, the banking/finance operating segment had issued financial standby letters of credit totaling $2.6 million on which beneficiaries would be able to draw upon in the event of non-performance by our customers, primarily in relation to lease and lien obligations of these banking customers. These standby letters of credit were secured by marketable securities with a fair value of $2.8 million at September 30, 2007.

Off-Balance Sheet Arrangements

As discussed above, we hold a 49% ownership interest in LFL and LAFL and we account for the ownership interest in these companies using the equity method of accounting. As of September 30, 2007, LFL had approximately $11.0 million in total assets and our exposure to loss related to LFL was limited to the carrying value of our investment, and interest and fees receivable totaling approximately $1.1 million.

As of September 30, 2007, LAFL had approximately $331.6 million in total assets and our maximum exposure to loss related to LAFL totaled approximately $163.7 million. We recognized pre-tax income of approximately $3.7 million and $7.4 million for our share of LFL’s and LAFL’s net income in fiscal years 2007 and 2006. Due to our significant interest in LAFL, we continue to carry on our balance sheet the DCA generated in the United States until these assets are amortized or sold by LAFL. Neither we nor our distribution subsidiaries retain any direct ownership interest in the DCA, and, therefore, the DCA are not available to satisfy claims of our creditors or those of our distribution subsidiaries.

As discussed above, our banking/finance operating segment periodically enters into automobile loan securitization transactions with qualified special purpose entities, which then issue asset-backed securities to private investors (see Note 9 – Securitization of Loans Held for Sale in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Form 10-K). Our main objective in entering into these securitization transactions is to obtain financing for automobile loan activities. Securitized loans held by the securitization trusts totaled $749.8 million at September 30, 2007 and $514.8 million at September 30, 2006.

The Company, in its role as agent or trustee, facilitates the settlement of investor share purchase, redemption, and other transactions with affiliated mutual funds. The Company is appointed by the affiliated mutual funds as agent or trustee to manage, on behalf of the affiliated mutual funds, bank deposit accounts that contain only (i) cash remitted by investors to the affiliated mutual funds for the direct purchase of fund shares, or (ii) cash remitted by the affiliated mutual funds for direct delivery to the investors for either the proceeds of fund shares liquidated at the investors’ direction, or dividends and capital gains earned on fund shares. As of September 30, 2007 and 2006, we held cash of approximately $170.2 million and $160.5 million off-balance sheet in agency or trust for investors and the affiliated mutual funds.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that impact our financial position and results of operations. These estimates and assumptions are affected by our application of accounting policies. Below we describe certain critical accounting policies that we believe are important to understanding our results of operations and financial position. For additional information about our accounting policies, please refer to Note 1 –Significant Accounting Policies in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Form 10-K.

Goodwill and Other Intangible Assets

We make significant estimates and assumptions when valuing goodwill and other intangible assets in connection with the initial purchase price allocation of an acquired entity, as well as when evaluating impairment of goodwill and other intangible assets on an ongoing basis.

In accordance with SFAS 142, goodwill is tested for impairment annually at the same time every year and when an event occurs or circumstances change that more likely than not reduce the fair value of a reporting unit below its carrying amount. SFAS 142 also requires indefinite-lived intangible assets to be tested for impairment annually and when events or changes in circumstances indicate the asset might be impaired. We perform annual impairment tests in the first quarter of each fiscal year.

Goodwill is tested for impairment utilizing a two-step process. The first step requires the identification of the reporting units, and comparison of the fair value of each of these reporting units to the respective carrying value. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step is performed to compute the amount of the impairment. In the second step, the impairment is computed by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. In estimating the fair value of the reporting units, we use valuation techniques based on discounted cash flow projections and models similar to those employed in analyzing the purchase price of an acquisition target.

Indefinite-lived intangible asset impairment is indicated when the carrying amount of the intangible asset exceeds its fair value. In estimating the fair value of indefinite-lived intangible assets, we use valuation techniques based on discounted cash flow projections to be derived from these assets.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), we test definite-lived intangible assets subject to amortization for impairment when there is an indication that the carrying amount of the asset may not be recoverable. Impairment is indicated when the carrying amount of the asset exceeds its fair value. In estimating the fair value of intangible assets subject to amortization, we use valuation techniques based on undiscounted cash flow projections, without interest charges, to be derived from these assets.

In performing our impairment analyses, we use certain assumptions and estimates, including those related to discount rates and the expected future period of cash flows to be derived from the assets, based on, among other factors, historical trends and the characteristics of the assets. While we believe that our testing was appropriate, if these estimates and assumptions change in the future, we may be required to record impairment charges or otherwise increase amortization expense.

Income Taxes

Income taxes are provided for in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and the reported amounts in the Consolidated Financial Statements, using the statutory tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets to the amount that is more likely than not to be realized.

As a multinational corporation, we operate in various locations outside the United States and generate earnings from our non-U.S. subsidiaries. At September 30, 2007, and based on tax laws then in effect, it is our intention to continue to indefinitely reinvest the undistributed earnings of non-U.S. subsidiaries, except for previously taxed foreign subsidiary Subpart F income and the earnings of material consolidated non-U.S. subsidiaries taxed at higher local jurisdiction rates than the U.S. income tax rate. As a result, we have not made a provision for U.S. taxes and have not recorded a deferred tax liability on $2.6 billion of cumulative undistributed earnings recorded by non-U.S. subsidiaries at September 30, 2007. Changes to our policy of reinvesting non-U.S. earnings may have a significant effect on our financial condition and results of operations.

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

We evaluate our investments for other-than-temporary decline in value on a periodic basis. This may exist when the fair value of an investment security has been below the carrying value for an extended period of time. As most of our investments are carried at fair value, if an other-than-temporary decline in value is determined to exist in available-for-sale securities, the unrealized loss recorded net of tax in accumulated other comprehensive income is realized as a charge to earnings in the period in which the other-than-temporary decline in value is determined. We classify securities as trading when it is management’s intent at the time of purchase to sell the security within a short period of time. Accordingly, changes in the fair value of these securities are recognized as gains and losses currently in earnings.

While we believe that we have accurately estimated the amount of other-than-temporary decline in value in our portfolio, different assumptions could result in changes to the recorded amounts in our financial statements.

Loss Contingencies

We are involved in various lawsuits and claims encountered in the normal course of business. When such a matter arises and periodically thereafter, we consult with our legal counsel and evaluate the merits of the claims based on the facts available at that time. In management’s opinion, an adequate accrual has been made as of September 30, 2007 to provide for probable losses that may arise from these matters for which we could reasonably estimate an amount. See also Note 15 – Commitments and Contingencies in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Form 10-K.

Consolidation of Variable Interest Entities

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

We evaluate whether related entities are VIEs and determine if we qualify as the primary beneficiary of these VIEs. These evaluations are highly complex and involve judgment and the use of estimates and assumptions. To determine our interest in the expected losses or residual returns of VIEs, we utilize expected cash flow scenarios that include discount rate and volatility assumptions that are based on available historical information and management’s estimates. Based on our analysis, we determined that we have no VIEs to consolidate in our financial statements as of September 30, 2007. While we believe that our testing and approach are appropriate, future changes in estimates and assumptions may affect whether certain related entities are consolidated in our financial statements under FIN 46R.

Banking/Finance Segment Interest Income and Margin Analysis

The following table presents the banking/finance operating segment’s net interest income and margin:

(in millions)

	2007			2006			2005
as of and for the fiscal years ended September 30,	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Federal funds sold and securities purchased under agreements to resell	$230.2	$12.3	5.34%	$169.8	$5.7	3.36%	$80.9	$2.4	2.97%
Investment securities, available-for-sale	146.6	9.4	6.41%	202.3	12.5	6.18%	238.5	8.5	3.56%
Loans to banking clients[7]	455.5	37.3	8.19%	485.9	42.6	8.77%	441.4	30.9	7.00%

Total earning assets	$832.3	$59.0	7.09%	$858.0	$60.8	7.09%	$760.8	$41.8	5.49%
Interest-bearing deposits	$371.5	$14.2	3.82%	$426.3	$14.5	3.40%	$555.4	$7.5	1.35%
Inter-segment debt	3.5	0.2	5.71%	19.8	0.8	4.04%	18.6	0.4	2.15%
Federal funds purchased and securities sold under agreements to repurchase	2.7	0.1	3.70%	2.5	0.1	4.00%	2.6	0.1	3.85%
Variable funding notes	149.6	9.6	6.42%	159.2	9.8	6.16%	77.9	2.9	3.72%

Total interest-bearing liabilities	$527.3	$24.1	4.57%	$607.8	$25.2	4.15%	$654.5	$10.9	1.67%

Net interest income and margin		$34.9	4.19%		$35.6	4.15%		$30.9	4.06%

[7]	Non-accrual loans are included in the average loans receivable balance.

Selected Quarterly Financial Data (Unaudited)

(in thousands except per share data)

Quarter	First	Second	Third	Fourth
Fiscal year 2007
Operating revenues	$1,427,815	$1,509,006	$1,639,811	$1,629,137
Operating income	508,070	499,083	519,006	541,388
Net income	426,800	440,866	468,364	436,908
Earnings per share
Basic	$1.69	$1.75	$1.89	$1.78
Diluted	$1.67	$1.73	$1.86	$1.76
Dividend per share	$0.15	$0.15	$0.15	$0.15
Common stock price per share
High	$114.98	$126.71	$139.32	$145.59
Low	$103.50	$111.31	$118.80	$113.08

Fiscal year 2006
Operating revenues	$1,181,452	$1,254,770	$1,317,275	$1,297,229
Operating income	404,586	349,757	451,986	427,052
Net income	317,969	196,516	371,414	381,669
Earnings per share
Basic	$1.26	$0.76	$1.44	$1.51
Diluted	$1.21	$0.74	$1.41	$1.49
Dividend per share	$0.12	$0.12	$0.12	$0.12
Common stock price per share
High	$98.86	$104.25	$98.35	$106.69
Low	$77.63	$92.84	$80.16	$82.37

Fiscal year 2005
Operating revenues	$986,022	$1,051,181	$1,109,734	$1,163,161
Operating income	300,084	273,281	346,479	368,532
Net income	239,989	221,274	261,873	334,495
Earnings per share
Basic	$0.96	$0.88	$1.04	$1.33
Diluted	$0.92	$0.85	$1.01	$1.28
Dividend per share	$0.10	$2.10	$0.10	$0.10
Common stock price per share
High	$71.45	$73.54	$77.64	$84.72
Low	$55.66	$64.65	$63.56	$76.93

Risk Factors

For a description of certain risk factors and other important factors that may affect us, our subsidiaries and our business, please see the description of the risk factors set forth under Item 1A of Part I of this Form 10-K, which is incorporated herein by reference.

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

Our banking/finance operating segment is exposed to interest rate fluctuations on its loans receivable, debt securities held, and deposit liabilities. In our banking/finance operating segment, we monitor the net interest rate margin and the average maturity of interest earning assets, as well as funding sources and, from time to time, we may enter into interest-rate swap agreements to mitigate interest rate exposure (see Note 1 – Significant Accounting Policies in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Form 10-K).

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

At September 30, 2007, we have considered the potential impact of a 2% movement in market interest rates in relation to the banking/finance segment interest earning assets, net of interest-bearing liabilities, total debt outstanding and our portfolio of debt securities, individually and in the aggregate. Based on our analysis, we do not expect that this change would have a material impact on our operating revenues or results of operations in either scenario.

We are subject to foreign currency exchange risk through our international operations. We operate primarily in the United States, but also provide services and earn revenues in The Bahamas, Asia, Canada, Europe, Latin America, Africa and Australia. Our exposure to foreign currency exchange risk is minimized since a significant portion of these revenues and associated expenses are denominated in U.S. dollars. This situation may change in the future as our business continues to grow outside the United States.

We are exposed to market valuation risks related to securities we hold that are carried at fair value and investments held by majority-owned sponsored investment products that we consolidate, which are also carried at fair value. To mitigate this risk, we maintain a diversified investment portfolio and, from time to time, we may enter into derivative agreements (see Note 1 – Significant Accounting Policies in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Form 10-K). Our exposure to market valuation risks are also minimized as we sponsor a broad range of investment products in various global jurisdictions.

The following is a summary of the effect of a 10% increase or decrease in the market values of our financial instruments subject to market valuation risks at September 30, 2007.

(in thousands)	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Current
Investment securities, trading	$365,968	$402,565	$329,371
Investment securities, available-for-sale	539,051	592,956	485,146

Total Current	$905,019	$995,521	$814,517

Banking/Finance
Investment securities, available-for-sale	$160,223	$176,245	$144,201

Non-Current
Investments, other	$523,901	$576,291	$471,511

Item 8.	Financial Statements and Supplementary Data.

Index of Consolidated Financial Statements for the fiscal years ended September 30, 2007, 2006, and 2005.

All schedules have been omitted as the information is provided in the financial statements or in related notes thereto or is not required to be filed, as the information is not applicable.

Certain required quarterly information is included in Item 7 of Part II of this Form 10-K report under the heading “Selected Quarterly Financial Data (Unaudited)” and incorporated herein by reference.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2007, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on that assessment, management concluded that, as of September 30, 2007, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2007 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audits the Company’s consolidated financial statements, as stated in their report immediately following this report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

and Stockholders of Franklin Resources, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of Franklin Resources, Inc. and its subsidiaries at September 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Francisco, California

November 28, 2007

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

for the fiscal years ended September 30,	2007	2006	2005
Operating Revenues
Investment management fees	$3,573,845	$2,963,927	$2,456,518
Underwriting and distribution fees	2,277,698	1,756,000	1,531,610
Shareholder servicing fees	277,059	259,295	254,763
Consolidated sponsored investment products income, net	7,804	7,712	4,414
Other, net	69,363	63,792	62,793

Total operating revenues	6,205,769	5,050,726	4,310,098

Operating Expenses
Underwriting and distribution	2,160,631	1,641,401	1,406,137
Compensation and benefits	1,080,634	936,254	870,293
Information systems, technology and occupancy	317,938	302,341	286,866
Advertising and promotion	189,382	156,460	137,298
Amortization of deferred sales commissions	158,114	129,873	122,470
Impairment of intangible assets	—	68,400	—
Provision for governmental investigations, proceedings and actions, net	—	—	33,658
Other	231,523	182,616	165,000

Total operating expenses	4,138,222	3,417,345	3,021,722

Operating income	2,067,547	1,633,381	1,288,376
Other Income (Expenses)
Consolidated sponsored investment products gains, net	57,670	33,624	29,121
Investment and other income, net	363,304	197,782	137,401
Interest expense	(23,220)	(29,221)	(34,043)

Other income, net	397,754	202,185	132,479

Income before taxes on income	2,465,301	1,835,566	1,420,855
Taxes on income	692,363	567,998	363,224

Net Income	$1,772,938	$1,267,568	$1,057,631

Earnings per Share
Basic	$7.11	$4.97	$4.22
Diluted	$7.03	$4.86	$4.06
Dividends per Share	$0.60	$0.48	$2.40

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(in thousands)

as of September 30,	2007	2006
Assets

Current Assets
Cash and cash equivalents	$3,304,495	$3,310,545
Receivables	865,128	628,812
Investment securities, trading	365,968	382,053
Investment securities, available-for-sale	539,051	552,211
Other investments	300,000	—
Deferred taxes and other	82,084	95,980

Total current assets	5,456,726	4,969,601

Banking/Finance Assets
Cash and cash equivalents	279,688	302,590
Loans held for sale	341,719	391,734
Loans receivable, net	240,520	253,370
Investment securities, available-for-sale	160,223	171,632
Other	26,028	29,567

Total banking/finance assets	1,048,178	1,148,893

Non-Current Assets
Investments, other	523,901	471,553
Deferred sales commissions	257,888	274,869
Property and equipment, net	559,483	506,291
Goodwill	1,456,411	1,406,825
Other intangible assets, net	601,833	574,633
Receivable from banking/finance group	10,978	82,329
Other	27,852	64,865

Total non-current assets	3,438,346	3,381,365

Total Assets	$9,943,250	$9,499,859

[Table continued on next page]

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

[Table continued from previous page]

(dollars in thousands)

as of September 30,	2007	2006
Liabilities and Stockholders’ Equity

Current Liabilities
Compensation and benefits	$322,956	$276,998
Commercial paper	—	168,063
Current maturities of long-term debt	420,000	—
Accounts payable and accrued expenses	272,248	180,690
Commissions	274,697	210,996
Income taxes	119,667	97,936
Other	26,075	27,513

Total current liabilities	1,435,643	962,196

Banking/Finance Liabilities
Deposits	442,011	548,907
Payable to parent	10,978	82,329
Variable funding notes	240,773	232,330
Other	58,243	44,821

Total banking/finance liabilities	752,005	908,387

Non-Current Liabilities
Long-term debt	162,125	627,919
Deferred taxes	214,511	211,588
Other	5,287	9,245

Total non-current liabilities	381,923	848,752

Total liabilities	2,569,571	2,719,335

Minority Interest	41,404	95,796

Commitments and Contingencies (Note 15)

Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 245,469,895 and 253,249,420 shares issued and outstanding, at September 30, 2007 and 2006	24,547	25,325
Capital in excess of par value	—	185,583
Retained earnings	7,049,417	6,333,843
Accumulated other comprehensive income	258,311	139,977

Total stockholders’ equity	7,332,275	6,684,728

Liabilities and Stockholders’ Equity	$9,943,250	$9,499,859

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands) as of and for the fiscal years ended September 30, 2007, 2006, and 2005	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Comprehensive Income

	Shares	Amount
Balance at October 1, 2004	249,680	$24,968	$255,137	$4,751,504	$75,175	$5,106,784
Net income				1,057,631		1,057,631	$1,057,631
Other comprehensive income
Net unrealized gains on investments, net of tax					13,254	13,254	13,254
Currency translation adjustments					11,294	11,294	11,294

Total comprehensive income							$1,082,179

Repurchase of common stock	(2,492)	(249)	(169,886)			(170,135)
Cash dividends on common stock				(602,650)		(602,650)
Issuance of common stock under stock incentive plans and employee stock investment plans	2,249	224	146,479			146,703
Issuance of common stock on exercise of stock options, net of forfeitures	3,308	331	119,011			119,342
Tax benefit from employee stock plans			24,119			24,119
Deferred compensation			(21,958)			(21,958)

Balance at September 30, 2005	252,745	25,274	352,902	5,206,485	99,723	5,684,384

Net income				1,267,568		1,267,568	$1,267,568
Other comprehensive income
Net unrealized gains on investments, net of tax					19,690	19,690	19,690
Currency translation adjustments					22,395	22,395	22,395
Minimum pension liability adjustment					(1,831)	(1,831)	(1,831)

Total comprehensive income							$1,307,822

Repurchase of common stock	(11,294)	(1,129)	(984,785)			(985,914)
Cash dividends on common stock				(122,842)		(122,842)
Issuance of common stock under stock incentive plans and employee stock investment plans	1,014	101	36,157			36,258
Issuance of common stock on exercise of stock options, net of forfeitures	2,636	264	116,282			116,546
Issuance of common stock on debt conversion	8,148	815	588,427			589,242
Tax benefit from employee stock plans			51,552			51,552
Stock-based compensation expense and other			25,048			25,048
Cash dividends to minority interest holders				(17,368)		(17,368)

Balance at September 30, 2006	253,249	25,325	185,583	6,333,843	139,977	6,684,728

Net income				1,772,938		1,772,938	$1,772,938
Other comprehensive income
Net unrealized gains on investments, net of tax					(468)	(468)	(468)
Currency translation adjustments					117,585	117,585	117,585
Minimum pension liability adjustment			(1,391)		1,831	440	1,831

Total comprehensive income							$1,891,886

Repurchase of common stock	(10,142)	(1,014)	(387,571)	(900,072)		(1,288,657)
Cash dividends on common stock				(149,136)		(149,136)
Issuance of common stock under stock incentive plans and employee stock investment plans	1,077	108	95,412			95,520
Issuance of common stock on exercise of stock options, net of forfeitures	1,286	128	65,493			65,621
Tax benefit from employee stock plans			38,608			38,608
Stock-based compensation expense and other			3,866			3,866
Adjustment to initially apply FAS 158, net of tax					(614)	(614)
Disproportional dividends on equity investment				(8,156)		(8,156)

Balance at September 30, 2007	245,470	$24,547	$—	$7,049,417	$258,311	$7,332,275

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

for the fiscal years ended September 30,	2007	2006	2005
Net Income	$1,772,938	$1,267,568	$1,057,631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	198,619	215,271	212,173
Equity in net income of affiliated companies	(63,566)	(33,595)	(30,659)
Net gains on sale of assets	(95,942)	(11,962)	(3,603)
Stock-based compensation	90,145	64,940	—
Excess tax benefit from stock-based compensation arrangements	(33,517)	(38,180)	—
Impairment of intangible assets	—	68,400	—
Changes in operating assets and liabilities:
Increase in receivables, prepaid expenses and other	(227,123)	(153,702)	(91,286)
Originations of loans held for sale	(635,482)	(442,643)	(460,455)
Proceeds from securitization of loans held for sale	684,173	354,070	239,775
(Increase) decrease in trading securities, net	(217,122)	(127,303)	2,579
Advances of deferred sales commissions	(159,551)	(114,086)	(149,941)
Decrease in provision for governmental investigations, proceedings and actions, net	(1,238)	(55,156)	(27,180)
Increase (decrease) in deferred income taxes and taxes payable	122,011	111,982	(20,071)
Increase in commissions payable	63,701	34,320	48,335
Increase in other liabilities	115,663	95,857	7,306
Increase in accrued compensation and benefits	59,924	42,109	65,384

Net cash provided by operating activities	1,673,633	1,277,890	849,988
Purchase of investments	(1,018,145)	(707,264)	(1,239,878)
Liquidation of investments	877,364	727,177	962,917
Purchase of banking/finance investments	(49,083)	(66,822)	(100,717)
Liquidation of banking/finance investments	62,091	137,298	123,890
Origination and repurchase of loans receivable	8,056	11,390	71,191
Additions of property and equipment, net	(94,144)	(69,050)	(74,925)
(Acquisitions) dispositions of subsidiaries, net of cash acquired	(92,307)	3,795	(37)

Net cash (used in) provided by investing activities	(306,168)	36,524	(257,559)
(Decrease) increase in bank deposits	(106,896)	29,767	(36,606)
Exercise of common stock options	66,131	98,298	130,651
Dividends paid on common stock	(142,747)	(117,730)	(598,659)
Purchase of common stock	(1,288,657)	(985,915)	(170,135)
Excess tax benefits from stock-based compensation arrangements	33,517	38,180	—
Increase in debt	537,206	292,492	307,322
Payments on debt	(677,310)	(341,194)	(66,220)
Minority interest	129,509	132,664	76,189

Net cash used in financing activities	(1,449,247)	(853,438)	(357,458)
Effect of exchange rate changes on cash and cash equivalents	52,830	—	—

(Decrease) increase in cash and cash equivalents	(28,952)	460,976	234,971
Cash and cash equivalents, beginning of year	3,613,135	3,152,159	2,917,188

Cash and Cash Equivalents, End of Year	$3,584,183	$3,613,135	$3,152,159

[Table continued on next page]

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Table continued from previous page]

(in thousands)

for the fiscal years ended September 30,	2007	2006	2005
Components of Cash and Cash Equivalents
Cash and cash equivalents, beginning of year:
Current assets	$3,310,545	$3,076,318	$2,814,184
Banking/finance assets	302,590	75,841	103,004

Total	$3,613,135	$3,152,159	$2,917,188

Cash and cash equivalents, end of year:
Current assets	$3,304,495	$3,310,545	$3,076,318
Banking/finance assets	279,688	302,590	75,841

Total	$3,584,183	$3,613,135	$3,152,159

Supplemental Disclosure of Non-Cash Information
Total assets related to the net deconsolidation of certain sponsored investment products	$(208,047)	$(241,564)	$(97,044)
Total liabilities related to the net deconsolidation of certain sponsored investment products	(38,239)	(87,396)	(11,998)
Assets held for sale reclassified from investing to operating activities	9,535	—	—

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Significant Accounting Policies

We derive the majority of our operating revenues and net income from providing investment management, fund administration, shareholder services, transfer agency, underwriting, distribution, custodial, trustee and other fiduciary services (collectively “investment management and related services”) to the Franklin, Templeton, Mutual Series, Bissett, Fiduciary Trust and Darby funds, and institutional, high net-worth and other investment accounts and products, collectively called our sponsored investment products. Services to our sponsored investment products are provided under contracts that set forth the level and nature of the fees to be charged for these services. The majority of our revenues relate to mutual fund products that are subject to contracts that are periodically reviewed and approved by each mutual fund’s board of directors/trustees and/or its shareholders.

Basis of Presentation. The Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Management believes that the accounting estimates are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates, actual amounts may differ from these estimates. Certain comparative amounts for prior years have been reclassified to conform to the financial statement presentation for the fiscal year ended September 30, 2007 (“fiscal year 2007”).

The Consolidated Financial Statements include the accounts of Franklin Resources, Inc. (the “Company”) and its subsidiaries (collectively, “Franklin Templeton Investments”) consolidated under Financial Accounting Standards Board (“FASB”) Financial Accounting Standards No. 94, “Consolidation of All Majority-owned Subsidiaries” (“SFAS 94”), and FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”). All material inter-company accounts and transactions have been eliminated except that we have not eliminated the receivable from banking/finance group and payable to parent line items from our Consolidated Balance Sheets. These amounts relate to the funding of banking activities, including automobile and credit card loan financing. In addition, the related inter-company interest expense is included in other, net revenue and the inter-company interest income is included in investment and other income, net in our Consolidated Statements of Income. This treatment provides additional information on funding sources available to the banking/finance group and on its operations.

Cash and Cash Equivalents include cash on hand, demand deposits with banks, debt instruments with maturities of three months or less at the purchase date and other highly liquid investments, including money market funds, which are readily convertible into cash.

Investment Securities, Trading are carried at fair value with changes in the fair value of these securities recognized as gains and losses currently in earnings. Trading securities include investments held by sponsored investment products that are consolidated in our financial statements.

Investment Securities, Available-for-Sale are carried at fair value. Realized gains and losses are included in investment income using either the average cost method or specific identification method. Unrealized gains and losses are recorded net of tax as part of accumulated other comprehensive income until realized. Available-for-sale securities include investments in non-consolidated sponsored investment products.

When the cost of an investment exceeds its fair value, we review the investment for an other-than-temporary decline in value. In making the determination of whether the decline is other-than-temporary, we use a systematic methodology that includes consideration of the duration and extent to which the fair value is less than cost, the financial condition of the investee, including industry and sector performance, and our intent and ability to hold the investment. When a decline in fair value of an available-for-sale security is determined to be other-than-temporary, the unrealized loss recorded net of tax in accumulated other comprehensive income is realized as a charge to earnings in the period in which the other-than-temporary decline in value is determined.

Other Investments consist of time deposits with financial institutions having maturities greater than three months but less than one year from the date of purchase. The fair values of other investments are considered to approximate their carrying amounts.

Derivatives. Generally, we do not hold or issue derivative financial instruments for trading purposes. From time to time, we may enter into interest-rate swap agreements to mitigate interest-rate exposure related to loans receivable, deposits, and debt of the banking/finance operating segment. At September 30, 2007, we held interest-rate swap agreements to reduce fixed interest-rate exposure of certain loans receivable of the banking/finance operating segment. These instruments are accounted for as economic hedges with changes in their fair value recognized currently in earnings.

As further described in Note 9 – Securitization of Loans Held for Sale, we also enter into interest-rate swap agreements, accounted for as freestanding derivatives, intended to mitigate the interest risk between the fixed interest rate received on automobile loan pools and the floating interest rate paid under a variable funding note warehouse credit facility used to finance these automobile loan pools.

From time to time, we may enter into equity swap agreements to mitigate market valuation risks related to securities we hold that are carried at fair value and investments held by majority-owned sponsored investment products that we consolidate. These instruments are accounted for as economic hedges, with changes in fair value recognized currently in earnings in other income, net.

Loans Held For Sale and Loans Receivable, Net. Our banking/finance group offers retail banking, private banking and consumer lending services. We accrue interest on loans using the simple interest method. The majority of retail and private banking loans are at variable rates, which are adjusted periodically. The consumer lending loans are at fixed rates. Loans originated and intended for sale are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance included in other, net revenues.

Allowance for Loan Losses. An allowance for loan losses on our consumer lending and retail banking portfolio is maintained at a level sufficient to absorb probable losses inherent in our banking/finance segment loan portfolio. Probable losses are estimated for the consumer loan portfolio based on contractual delinquency status and historical loss experience. The allowance on our consumer lending and retail banking portfolio is based on aggregated portfolio segment evaluations, generally by loan type, and reflects our judgment of portfolio risk factors such as economic conditions, bankruptcy trends, product mix, geographic concentrations and other similar items. A loan is charged to the allowance for loan losses when it is deemed probable to be uncollectible, taking into consideration the value of the collateral, the financial condition of the borrower and other factors. Recoveries on loans previously charged-off as uncollectible are credited to the allowance for loan losses.

Past due loans 90 days or more in both our consumer lending and retail banking portfolios are reviewed individually to determine whether they are collectible. If warranted, after considering collateral level and other factors, loans 90 days past due are placed on non-accrual status. Interest collections on non-accrual loans for which the ultimate collectibility of principal is uncertain are applied as principal reductions; otherwise, such collections are credited to income when received.

We have not recorded an allowance for loan losses on our private banking loans and advances as these loans are generally payable on demand and are fully secured by assets under our control. Advances on customers’ accounts are generally secured or subject to rights of offset and, consistent with past experience, no loan losses are anticipated.

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

Entities in which we hold in excess of 50% ownership interest are consolidated in our financial statements. We are also required to consolidate variable interest entities in relation to which we are the primary beneficiary as required by FIN 46R.

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

Investments, other are adjusted for other-than-temporary declines in value. When a decline in fair value of an investment carried at fair value is determined to be other-than-temporary, the unrealized loss recorded net of tax in accumulated other comprehensive income is realized as a charge to earnings. When a decline in fair value of an investment carried at cost is determined to be other-than-temporary, the investment is written down to fair value and the loss in indicated value is included in the determination of earnings.

Deferred Sales Commissions. Sales commissions paid to broker/dealers and other investment advisers in connection with the sale of shares of our mutual funds sold without a front-end sales charge are capitalized and amortized over the periods in which we estimate that they will be recovered from distribution plan payments or from contingent deferred sales charges.

The majority of our U.S.-registered mutual funds, with the exception of certain of our money market mutual funds, have adopted distribution plans (the “Plans”) under Rule 12b-1 promulgated under the Investment Company Act of 1940, as amended (“Rule 12b-1”). The Plans permit the mutual funds to bear certain expenses relating to the distribution of their shares, such as expenses for marketing, advertising, printing and sales promotion, subject to the Plans’ limitations on amounts. The individual Plans set a percentage limit for Rule 12b-1 expenses based on average daily net assets under management of the mutual fund. Rule 12b-1 fees that relate to our U.S. distributor to finance sales commission paid in connection with the sale of shares of our mutual funds sold without a front-end sales charge are recognized when earned.

Property and Equipment are recorded at cost and are depreciated on the straight-line basis over their estimated useful lives which range from 3 to 35 years. Expenditures for repairs and maintenance are charged to expense when incurred. We amortize leasehold improvements on the straight-line basis over their estimated useful lives or the lease term, whichever is shorter.

Software Developed for Internal Use. Internal and external costs incurred in connection with developing or obtaining software for internal use are capitalized. These capitalized costs are included in property and equipment, net on our Consolidated Balance Sheets and are amortized beginning when the software project is complete and the application is put into production, over the estimated useful life of the software of three years.

Goodwill and Other Intangible Assets. Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. Intangible assets consist primarily of mutual fund management contracts and customer base assets resulting from business acquisitions. We amortize intangible assets over their estimated useful lives which range from 7 to 15 years using the straight-line method, unless the asset is determined to have an indefinite useful life. Amounts assigned to indefinite-lived intangible assets primarily represent contracts to manage mutual fund assets for which there is no foreseeable limit on the contract period.

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill is tested for impairment annually at the same time every year and when an event occurs or circumstances change that more likely than not reduce the fair value of a reporting unit below its carrying amount. SFAS 142 also requires indefinite-lived intangible assets to be tested for impairment annually and when events or changes in circumstances indicate the asset might be impaired. We perform these annual impairment tests in the first quarter of each fiscal year.

Goodwill is tested for impairment utilizing a two-step process. The first step requires the identification of the reporting units, and comparison of the fair value of each of these reporting units to the respective carrying value. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step is performed to compute the amount of the impairment. In the second step, the impairment is computed by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. In estimating the fair value of the reporting units, we use valuation techniques based on discounted cash flow projections and models similar to those employed in analyzing the purchase price of an acquisition target.

Indefinite-lived intangible asset impairment is indicated when the carrying amount of the intangible asset exceeds its fair value. In estimating the fair value of indefinite-lived intangible assets, we use valuation techniques based on discounted cash flow projections to be derived from these assets.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), we test definite-lived intangible assets subject to amortization for impairment when there is an indication that the carrying amount of the asset may not be recoverable. Impairment is indicated when the carrying amount of the asset exceeds its fair value. In estimating the fair value of intangible assets subject to amortization, we use valuation techniques based on undiscounted cash flow projections, without interest charges, to be derived from these assets.

Our goodwill and other intangible assets have been assigned to our investment management and related services operating segment.

Deposits include demand and interest-bearing deposits. The fair values of demand deposits are considered to approximate their carrying amounts. Interest-bearing deposits are variable rate and short-term and, therefore, the carrying amounts approximate their fair values.

Consolidation of Variable Interest Entities. Under FIN 46R, a variable interest entity (“VIE”) is an entity in which the equity investment holders have not contributed sufficient capital to finance its activities or the equity investment holders do not have defined rights and obligations normally associated with an equity investment. FIN 46R requires consolidation of a VIE by the enterprise that has the majority of the risks and rewards of ownership, referred to as the primary beneficiary.

We evaluate whether related entities are VIEs and determine if we qualify as the primary beneficiary of these VIEs. These evaluations are highly complex and involve judgment and the use of estimates and assumptions. To determine our interest in the expected losses or residual returns of VIEs, we utilize expected cash flow scenarios that include discount rate and volatility assumptions that are based on available historical information and management’s estimates. Based on our analysis, we determined that we have no VIEs to consolidate in our financial statements as of September 30, 2007.

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

Income Taxes. Income taxes are provided for in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and the reported amounts in the Consolidated Financial Statements, using the statutory tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets to the amount that is more likely than not to be realized.

As a multinational corporation, we operate in various locations outside the United States and generate earnings from our non-U.S. subsidiaries. At September 30, 2007, and based on tax laws then in effect, it is our intention to continue to indefinitely reinvest the undistributed earnings of foreign subsidiaries, except for previously taxed foreign subsidiary Subpart F income and the earnings of material consolidated foreign subsidiaries taxed at higher local jurisdiction rates than the U.S. income tax rate. As a result, we have not made a provision for U.S. taxes and have not recorded a deferred tax liability on $2.6 billion of cumulative undistributed earnings recorded by foreign subsidiaries at September 30, 2007.

Foreign Currency Translation. Assets and liabilities of foreign subsidiaries are translated at current exchange rates as of the end of the accounting period, and related revenues and expenses are translated at average exchange rates in effect during the period. Net exchange gains and losses resulting from translation are excluded from income and are recorded as part of accumulated other comprehensive income, net of income taxes. Foreign currency transaction gains and losses are reflected currently in income.

The effect of exchange rate changes on cash balances held in foreign currencies are disclosed, if material, as a separate part of the reconciliation of the change in cash and cash equivalents in the Consolidated Statements of Cash Flows.

Dividends. For fiscal years 2007, 2006 and 2005, we declared dividends to common stockholders of $0.60, $0.48 and $2.40 per share. Dividends declared in fiscal year 2005 included a special dividend of $2.00 per share.

Accumulated Other Comprehensive Income is reported in our Consolidated Statements of Stockholders’ Equity and Comprehensive Income and includes adjustment to initially apply SFAS 158, unrealized gains (losses) on investment securities available-for-sale, net of income taxes, minimum pension liability adjustment, and currency translation adjustments.

Note 2 – New Accounting Standards

In June 2007, the Financial Accounting Standards Board (the “FASB”) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 requires that the realized income tax benefit from dividends and dividend equivalents that are charged to retained earnings and paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recorded as an increase to capital in excess of par value. The Company currently accounts for the income tax benefit of dividends paid on nonvested restricted stock units and nonvested restricted stock awards as an increase to capital in excess of par value. EITF 06-11 applies prospectively to the income tax benefits on dividends declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The adoption of EITF 06-11 is not expected to have a material impact on our Consolidated Financial Statements.

In June 2007, the Accounting Standards Executive Committee of the AICPA issued Statement of Position (“SOP”) 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance for determining whether the specialized accounting principles of the AICPA “Audit and Accounting Guide Investment Companies” (the “Guide”) should be applied by an entity and whether those specialized accounting principles should be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. SOP 07-1 is effective for fiscal years beginning on or after December 15, 2007, with early application encouraged. On October 17, 2007, the FASB proposed to indefinitely delay the effective date of SOP 07-1 to address the implementation issues that have arisen and to possibly revise SOP 07-1. Certain consolidated subsidiaries of the Company currently apply the specialized accounting principles of the Guide. We currently are evaluating the impact that the adoption of SOP 07-1 will have on our Consolidated Financial Statements.

In May 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 46R-7, “Application of FASB Interpretation No. 46R to Investment Companies” (“FSP FIN 46R-7”). FSP FIN 46R-7 amends FIN 46R, to make permanent the temporary deferral of the application of FIN 46R to entities within the scope of the Guide under SOP 07-1. FSP FIN 46R-7 is effective upon adoption of SOP 07-1 for fiscal years beginning on or after December 15, 2007. On October 17, 2007, the FASB proposed to indefinitely delay the effective date of FSP FIN 46R-7 for entities that meet the definition of an investment company in SOP 07-1. We currently are evaluating the impact that the adoption of FSP FIN 46R-7 will have on our Consolidated Financial Statements.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132-R” (“SFAS 158”). SFAS 158 requires an employer to recognize the funded status of defined benefit pension and other postretirement benefit plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year as a component of other comprehensive income, and to measure the plan assets and obligations as of the date of the entity’s fiscal year end. SFAS 158 is effective as of the end of fiscal years ending after December 15, 2006 except that the change in measurement date is effective for fiscal years ending after December 15, 2008. The adoption of SFAS 158 as of September 30, 2007 did not have a material impact on our Consolidated Financial Statements as described in Note 17 – Defined Benefit Plans.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require new fair value measurements, but provides guidance on how to measure fair value by establishing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for fiscal years beginning after November 15, 2007. On November 15, 2007, the FASB proposed to partially defer the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequently occurring basis, until years beginning after November 15, 2008. We currently are evaluating the impact that the adoption of SFAS 157 will have on our Consolidated Financial Statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires an analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing whether a misstatement is material to an entity’s financial statements, based on all relevant quantitative and qualitative factors, and provides for a one-time cumulative effect transition adjustment to beginning retained earnings for any material adjustments resulting from the adoption of SAB 108. The Company consistently used the income statement approach for evaluating misstatements in prior periods. SAB 108 is effective for the annual financial statements covering the first fiscal year ending after November 15, 2006.

The Company completed its analysis of the adoption of SAB 108 during the quarter ended September 30, 2007 using both the income statement approach and balance sheet approach and concluded the Company had no prior year misstatements that were material to its Consolidated Financial Statements. However, the Company elected to record certain adjustments that were not material on an individual or aggregate basis to the Consolidated Financial Statements. The Company recorded charges to Compensation and benefit expenses for the repurchase of stock-based compensation awards that previously had been recognized as a charge to capital in excess of par value, and for certain employee costs incurred in a business combination that previously had been recognized as goodwill. The Company also recorded a reduction to Compensation and benefit expenses for a previously unrecognized receivable for the estimated refundable portion of workers’ compensation premiums. The net after-tax impact of these adjustments resulted in a $15.7 million reduction to net income. In addition, the Company recorded a net $15.3 million balance sheet reclassification from intangible assets to goodwill for costs of a business combination.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for tax positions taken or expected to be taken in a tax return. FIN 48 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for related interest and penalties. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to beginning retained earnings. We currently estimate that the adoption of FIN 48 will result in a reduction to beginning retained earnings of approximately $21.0 million as of October 1, 2007.

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

Note 3 – Earnings per Share

Basic earnings per share is computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. The components of basic and diluted earnings per share were as follows:

(in thousands except per share data)

for the fiscal years ended September 30,	2007	2006	2005
Net income as reported	$1,772,938	$1,267,568	$1,057,631
Adjustments, net of taxes	(269)	3,998	9,116

Net income available to common stockholders	$1,772,669	$1,271,566	$1,066,747

Weighted-average shares outstanding–basic	249,197	255,234	250,472
Incremental shares from assumed conversions:
Common stock options and nonvested stock awards and stock unit awards	2,921	3,283	3,935
Zero coupon convertible senior notes	—	3,228	8,154

Weighted-Average Shares Outstanding–Diluted	252,118	261,745	262,561

Earnings per Share
Basic	$7.11	$4.97	$4.22
Diluted	$7.03	$4.86	$4.06

In computing diluted earnings per share for fiscal year 2007, we adjusted net income for the effect of an accelerated stock repurchase agreement entered into in March 2007. In computing diluted earnings per share for fiscal years 2006 and 2005, we adjusted net income for the effect of interest and discount amortization on zero coupon convertible senior notes.

For fiscal years 2007 and 2006, 6.7 thousand and 56.9 thousand nonvested shares related to stock and stock unit awards granted were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. For fiscal year 2005, there were no potentially anti-dilutive nonvested stock and stock unit awards and options to purchase shares.

Note 4 – Acquisitions

On April 3, 2007, we acquired the remaining 25% interest in each of our joint ventures in India, Franklin Templeton Asset Management (India) Private Limited, and Franklin Templeton Trustee Services Private Limited from an unrelated third party for approximately $89.7 million in cash. The acquisition cost was allocated to the net assets acquired based on their estimated fair values as follows: $24.4 million to tangible net assets and $44.7 million to indefinite-lived intangible assets. The excess cost over the fair value of the net assets acquired of $20.6 million was recognized as goodwill. The indefinite-lived intangible assets relate to management contracts and are not amortized.

On August 22, 2007, we acquired a 51% ownership interest in Riva Financial Systems Limited, a company incorporated in the Isle of Man, for a purchase consideration of approximately $3.2 million. The excess cost over the fair value of the net negative assets acquired of $3.6 million was recognized as goodwill.

We have not presented pro forma combined results of operations for these acquisitions because the results of operations as reported in the accompanying Consolidated Statements of Income would not have been materially different.

Note 5 – Cash and Cash Equivalents

We disclose cash and cash equivalents as separate components of current assets and in banking/finance assets in our Consolidated Balance Sheets. Cash and cash equivalents consisted of the following:

(in thousands)

as of September 30,	2007	2006
Cash and due from banks	$724,809	$418,142
Federal funds sold and securities purchased under agreements to resell	87,879	187,071
Money market mutual funds, time deposits, corporate debt securities, securities of U.S. federal agencies and other	2,771,495	3,007,922

Total	$3,584,183	$3,613,135

Federal Reserve Board regulations require reserve balances on deposits to be maintained with the Federal Reserve Banks by banking subsidiaries. The required reserve balance was $4.6 million at September 30, 2007 and $4.0 million at September 30, 2006.

Note 6 – Investments

Investments consisted of the following:

(in thousands)

		Gross Unrealized
as of September 30, 2007	Cost Basis	Gains	Losses	Fair Value
Current
Investment securities, trading	$365,968	$—	$—	$365,968
Investment securities, available-for-sale
Sponsored investment products	313,372	54,776	(1,829)	366,319
Securities of U.S. states and political subdivisions	2,413	—	(13)	2,400
Securities of U.S. Treasury and federal agencies	13,376	22	—	13,398
Other debt and equity securities	147,235	9,721	(22)	156,934

Total investment securities, available-for-sale	476,396	64,519	(1,864)	539,051

Other investments	300,000	—	—	300,000

Total Current	$1,142,364	$64,519	$(1,864)	$1,205,019

Banking/Finance
Investment securities, available-for-sale
Mortgage-backed securities	$142,074	$1,524	$(731)	$142,867
Securities of U.S. states and political subdivisions	1,478	24	(9)	1,493
Securities of U.S. Treasury and federal agencies	5,102	175	—	5,277
Other debt and equity securities	10,652	—	(66)	10,586

Total Banking/Finance	$159,306	$1,723	$(806)	$160,223

Non-Current
Investments, other
Securities of U.S. states and political subdivisions	$116,739	$182	$(1,056)	$115,865
Securities of U.S. Treasury and federal agencies	893	26	—	919
Investment in equity-method investees	287,295	—	—	287,295
Other debt and equity securities	94,594	27,477	(2,249)	119,822

Total Non-Current	$499,521	$27,685	$(3,305)	$523,901

(in thousands)

		Gross Unrealized
as of September 30, 2006	Cost Basis	Gains	Losses	Fair Value
Current
Investment securities, trading	$382,053	$—	$—	$382,053
Investment securities, available-for-sale
Sponsored investment products	399,572	80,194	(1,307)	478,459
Securities of U.S. states and political subdivisions	11,703	6	(68)	11,641
Securities of U.S. Treasury and federal agencies	60,024	46	(8)	60,062
Other debt and equity securities	1,081	978	(10)	2,049

Total investment securities, available-for-sale	472,380	81,224	(1,393)	552,211

Total Current	$854,433	$81,224	$(1,393)	$934,264

Banking/Finance
Investment securities, available-for-sale
Mortgage-backed securities	$148,267	$99	$(930)	$147,436
Securities of U.S. states and political subdivisions	4,605	40	(21)	4,624
Securities of U.S. Treasury and federal agencies	8,556	228	—	8,784
Other debt and equity securities	10,986	—	(198)	10,788

Total Banking/Finance	$172,414	$367	$(1,149)	$171,632

Non-Current
Investments, other
Mortgage-backed securities	$3,260	$—	$(104)	$3,156
Securities of U.S. states and political subdivisions	119,177	65	(1,372)	117,870
Securities of U.S. Treasury, federal agencies	4,542	853	—	5,395
Investment in equity-method investees	227,591	—	—	227,591
Other debt and equity securities	102,578	17,415	(2,452)	117,541

Total Non-Current	$457,148	$18,333	$(3,928)	$471,553

Other investments consist of time deposits with maturities of greater than three months but less than one year from the time of purchase. Investments, other include investments that we intend to hold for a period in excess of one year at the time of purchase. Investments in equity-method investees include investment partnerships where we have significant influence. Other debt and equity securities include corporate debt securities, CDOs, and other securities with a determinable fair value that are treated as available-for-sale securities, as well as certain equity investments carried at cost.

As of September 30, 2007 and 2006, banking/finance operating segment investment securities with aggregate carrying values of $32.0 million and $33.2 million were pledged as collateral as required by federal and state regulators and the Federal Home Loan Bank.

The changes in net unrealized gains (losses) on investment securities include reclassifications relating to the net realized gains on the sale of investment securities, available-for-sale and other of $93.3 million, $24.7 million and $4.8 million during fiscal years 2007, 2006 and 2005. The tax effect of the change in unrealized gains (losses) on investment securities was $(0.5) million, $1.8 million and $2.2 million during fiscal years 2007, 2006 and 2005.

The following tables show the gross unrealized losses and estimated fair values of investments with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

(in thousands)	Less Than 12 Months		12 Months or Greater		Total
as of September 30, 2007	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Current
Investment securities, available-for-sale
Sponsored investment products	$30,984	$(1,359)	$27,585	$(470)	$58,569	$(1,829)
Securities of U.S. states and political subdivisions	—	—	2,400	(13)	2,400	(13)
Other debt and equity securities	99,130	(19)	35	(3)	99,165	(22)

Total Current	$130,114	$(1,378)	$30,020	$(486)	$160,134	$(1,864)

Banking/Finance
Investment securities, available-for-sale
Mortgage-backed securities	$—	$—	$24,632	$(731)	$24,632	$(731)
Securities of U.S. states and political subdivisions	—	—	545	(9)	545	(9)
Other debt and equity securities	—	—	9,052	(66)	9,052	(66)

Total Banking/Finance	$—	$—	$34,229	$(806)	$34,229	$(806)

Non-Current
Investments, other
Securities of U.S. states and political subdivisions	$6,742	$(25)	$81,053	$(1,031)	$87,795	$(1,056)
Other debt and equity securities	27,321	(2,016)	31,503	(233)	58,824	(2,249)

Total Non-Current	$34,063	$(2,041)	$112,556	$(1,264)	$146,619	$(3,305)

(in thousands)	Less Than 12 Months		12 Months or Greater		Total
as of September 30, 2006	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Current
Investment securities, available-for-sale
Sponsored investment products	$4,680	$(353)	$32,089	$(954)	$36,769	$(1,307)
Securities of U.S. states and political subdivisions	3,271	(22)	8,115	(46)	11,386	(68)
Securities of U.S. Treasury and federal agencies	—	—	598	(8)	598	(8)
Other debt and equity securities	9	(6)	30	(4)	39	(10)

Total Current	$7,960	$(381)	$40,832	$(1,012)	$48,792	$(1,393)

Banking/Finance
Investment securities, available-for-sale
Mortgage-backed securities	$6,671	$(27)	$80,612	$(903)	$87,283	$(930)
Securities of U.S. states and political subdivisions	—	—	795	(21)	795	(21)
Other debt and equity securities	—	—	9,062	(198)	9,062	(198)

Total Banking/Finance	$6,671	$(27)	$90,469	$(1,122)	$97,140	$(1,149)

	Less Than 12 Months		12 Months or Greater		Total
as of September 30, 2006	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-Current
Investments, other
Mortgage-backed securities	$—	$—	$3,156	$(104)	$3,156	$(104)
Securities of U.S. states and political subdivisions	38,003	(236)	66,449	(1,136)	104,452	(1,372)
Other debt and equity securities	42,204	(2,452)	—	—	42,204	(2,452)

Total Non-Current	$80,207	$(2,688)	$69,605	$(1,240)	$149,812	$(3,928)

We evaluate our investments for other-than-temporary decline in value on a periodic basis as described in Note 1 – Significant Accounting Policies. We presently have the ability to hold our investments in sponsored investment products and equity securities until we can recover the cost basis recorded on our Consolidated Balance Sheets. We also have the ability and intent to hold our investments in debt securities until we can recover the cost basis recorded on our Consolidated Balance Sheets. In addition, unrealized losses related to our debt securities are attributable to changes in interest rates rather than a degradation of credit quality. As a result, we do not consider that an other-than-temporary decline in value exists in relation to our investments in sponsored investment products and equity and debt securities at September 30, 2007.

During fiscal year 2007, we recognized immaterial other-than-temporary declines in the value of certain investments classified as sponsored investment products in current assets and other debt and equity securities in non-current assets. During the fiscal year ended September 30, 2006 (“fiscal year 2006”), we recognized immaterial other-than-temporary declines in the value of certain investments classified as other debt and equity securities in non-current assets.

At September 30, 2007, maturities of securities of the U.S. states and political subdivisions, the U.S. Treasury and federal agencies, and other debt securities were as follows:

(in thousands)	Cost basis	Fair Value
Securities of U.S. states and political subdivisions
Due in one year or less	$2,413	$2,400
Due after one year through five years	56,139	55,566
Due after five years through ten years	55,155	55,060
Due after ten years	6,923	6,732

Total	$120,630	$119,758

Securities of U.S. Treasury and federal agencies
Due in one year or less	$13,376	$13,398
Due after one year through five years	893	919
Due after five years through ten years	—	—
Due after ten years	5,102	5,277

Total	$19,371	$19,594

Other debt and mortgage-backed securities
Due in one year or less	$142,917	$142,861
Due after one year through five years	49,147	50,494
Due after five years through ten years	1,059	1,066
Due after ten years	97,044	96,483

Total	$290,167	$290,904

Note 7 – Consolidated Sponsored Investment Products

The following tables present the effect on our consolidated results of operations and financial position of the consolidation and deconsolidation activity related to sponsored investment products accounted for under SFAS 94 and FIN 46R.

(in thousands) for the fiscal year ended September 30, 2007	Before Consolidation	Sponsored Investment Products	Consolidated
Operating Revenues
Investment management fees	$3,580,200	$(6,355)	$3,573,845
Underwriting and distribution fees	2,278,857	(1,159)	2,277,698
Shareholder servicing fees	277,103	(44)	277,059
Consolidated sponsored investment products income, net	—	7,804	7,804
Other, net	69,363	—	69,363

Total operating revenues	6,205,523	246	6,205,769

Operating Expenses	4,138,222	—	4,138,222
Operating income	2,067,301	246	2,067,547
Other Income (Expenses)
Consolidated sponsored investment products gains, net	—	57,670	57,670
Investment and other income (expenses), net	399,787	(36,483)	363,304
Interest expense	(23,220)	—	(23,220)

Other income, net	376,567	21,187	397,754
Income before taxes on income	2,443,868	21,433	2,465,301
Taxes on income	685,552	6,811	692,363

Net Income	$1,758,316	$14,622	$1,772,938

(in thousands) as of September 30, 2007	Before Consolidation	Sponsored Investment Products	Consolidated
Assets
Current assets	$5,317,425	$139,301	$5,456,726
Banking/finance assets	1,048,178	—	1,048,178
Non-current assets	3,440,602	(2,256)	3,438,346

Total Assets	$9,806,205	$137,045	$9,943,250

Liabilities and Stockholders’ Equity
Current liabilities	$1,338,052	$97,591	$1,435,643
Banking/finance liabilities	752,005	—	752,005
Non-current liabilities	401,589	(19,666)	381,923

Total Liabilities	2,491,646	77,925	2,569,571

Minority interest	588	40,816	41,404
Total stockholders’ equity	7,313,971	18,304	7,332,275

Total Liabilities and Stockholders’ Equity	$9,806,205	$137,045	$9,943,250

Sales and redemptions of shares of our consolidated sponsored investment products are a component of the change in minority interest included in financing activities in our Consolidated Statements of Cash Flows.

Note 8 – Loans and Allowance for Loan Losses

A summary of banking/finance operating segment loans receivable by major category as of September 30, 2007 and 2006 is shown below. Installment loans to individuals include secured private banking loans to Fiduciary Trust clients and automobile receivables. Other loans include credit card receivables and overdraft receivables. No loan loss allowance is recognized on private banking loans and advances as described in Note 1 – Significant Accounting Policies.

(in thousands)

as of September 30,	2007	2006
Commercial	$30,796	$43,705
Real estate (subject to collateral)	15,788	19,912
Installment loans to individuals	168,896	129,140
Other	27,812	63,293

Loans receivable	243,292	256,050
Less: allowance for loan losses	(2,772)	(2,680)

Loans Receivable, Net	$240,520	$253,370

Maturities of loans receivable at September 30, 2007 were as follows:

(in thousands)	One Year or Less	After 1 Through 5 Years	After 5 Years	Total
Commercial	$27,714	$2,083	$999	$30,796
Real estate (subject to collateral)	2	10,420	5,366	15,788
Installment loans to individuals	113,797	32,902	22,197	168,896
Other	27,206	214	392	27,812

Total	$168,719	$45,619	$28,954	$243,292

The following table summarizes contractual maturities of loans receivable due after one year by repricing characteristic at September 30, 2007:

(in thousands)	Carrying Amount
Loans at predetermined interest rates	$40,706
Loans at floating or adjustable rates	33,867

Total	$74,573

Changes in the allowance for loan losses were as follows:

(in thousands)

for the fiscal years ended September 30,	2007	2006
Balance, beginning of year	$2,680	$2,906
Provision for loan losses	1,778	2,417
Charge-offs	(5,189)	(5,037)
Recoveries	2,465	2,447

Total allowance for loan losses before other adjustments	1,734	2,733
Loans repurchased (securitized)	1,038	(53)

Balance, End of Year	$2,772	$2,680

Total net loan charge-offs as a percentage of simple monthly average loans receivable	1.17%	1.01%
Allowance for loan losses as a percentage of loans receivable	1.14%	1.05%

The following is a summary of loan delinquency information:

(in thousands)

as of September 30,	2007	2006	2005
Commercial loans, 90 days or more delinquent	$9	$—	$—
Installment loans, 90 days or more delinquent	1,145	615	22
Non-accrual loans	271	222	291

A summary of banking/finance operating segment loans held for sale by major category is shown below.

(in thousands)

as of September 30,	2007	2006
Real estate (subject to collateral)	$—	$272
Automobile loans to individuals	341,719	391,462

Loans Held for Sale	$341,719	$391,734

We originate automobile loans to individuals for sale in securitization transactions as described in Note 9 – Securitization of Loans Held for Sale.

Note 9 – Securitization of Loans Held for Sale

From time to time, we enter into automobile loan securitization transactions with qualified special purpose entities and record these transactions as sales. The following table shows details of automobile loan securitization transactions.

(in thousands)

for the fiscal years ended September 30,	2007	2006	2005
Net sale proceeds	$682,093	$348,332	$231,570
Less: net carrying amount of loans held for sale	676,915	348,169	230,581

Pre-Tax Gain	$5,178	$163	$989

When we sell automobile loans in a securitization transaction, we record an interest-only strip receivable. The interest-only strip receivable represents our contractual right to receive interest from the pool of securitized loans after the payment of required amounts to holders of the securities and certain other costs associated with the securitization. Automobile loans sold in securitization transactions during fiscal year 2007 included loans held by a special purpose statutory Delaware trust (the “Trust”) that was organized in fiscal year 2005 to hold our loans held for sale and issue notes under a variable funding note warehouse credit facility (see Note 13 – Debt). Directly and through the Trust, which is consolidated in our results of operations, we also enter into interest-rate swap agreements, accounted for as freestanding derivatives, intended to mitigate the interest risk between the fixed interest rate on the pool of automobile loans and the floating interest rate being paid under the variable funding note warehouse credit facility until the securitization and sale of the related loans. At September 30, 2007, the interest-rate swap had a notional value of $251.4 million and we recorded its fair value of $2.2 million as a part of banking/finance assets on the Consolidated Balance Sheet. At September 30, 2006, the interest-rate swap had a notional value of $248.8 million and we recorded its fair value of $0.8 million as a part of banking/finance liabilities on the Consolidated Balance Sheet. Changes in fair value of the interest-rate swap are recognized currently in earnings.

We generally estimate fair value based on the present value of future expected cash flows. The key assumptions used in the present value calculations of our securitization transactions at the date of securitization were as follows:

for the fiscal years ended September 30,	2007	2006	2005
Excess cash flow discount rate (annual rate)	12.0%	12.0%	12.0%
Cumulative life loss rate	3.9% – 4.1%	3.2%	3.2% – 3.7%
Pre-payment speed assumption (average monthly rate)	1.6%	1.6%	1.5%

We determined these assumptions using data from comparable market transactions, historical information and management’s estimate.

The interest-only strips receivable is generally fully realizable and subject to limited recourse provisions. We generally estimate the fair value of the interest-only strips at each period-end based on the present value of future expected cash flows, consistent with the methodology used at the date of securitization. The following shows the carrying value and the sensitivity of the interest-only strips receivable to hypothetical adverse changes in the key economic assumptions used to measure fair value:

(dollar amounts in thousands)

for the fiscal years ended September 30,	2007	2006
Carrying amount/fair value of interest-only strips receivable	$19,484	$10,559

Excess cash flow discount rate (annual rate)	14.0%	12.0%
Impact on fair value of 10% adverse change	$(281)	$(148)
Impact on fair value of 20% adverse change	(552)	(293)

Cumulative life loss rate	4.0%	3.3%
Impact on fair value of 10% adverse change	$(1,879)	$(2,093)
Impact on fair value of 20% adverse change	(3,427)	(4,185)

Pre-payment speed assumption (average monthly rate)	1.6%	1.6%
Impact on fair value of 10% adverse change	$(1,715)	$(1,483)
Impact on fair value of 20% adverse change	(3,069)	(3,082)

Actual future market conditions may differ materially. Accordingly, this sensitivity analysis should not be considered our projection of future events or losses.

We retain servicing responsibilities for automobile loan securitizations and receive annual servicing fees ranging from 1% to 2% of the loans securitized for services that we provide to the securitization trusts. We do not recognize a servicing asset or liability under the provisions of FASB Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, as amended, because the benefits of servicing are just adequate to compensate us for our servicing responsibilities as our servicing fees are consistent with current market rates that would be charged to compensate a substitute servicer for providing these services.

The following table is a summary of cash flows received from and paid to securitization trusts.

(in thousands)

for the fiscal years ended September 30,	2007	2006	2005
Servicing fees received	$15,197	$11,794	$13,155
Interest-only strips cash flows received	18,076	19,486	21,669
Purchase of loans from trusts	(39,346)	(23,719)	(12,333)

Amounts payable to the trustee related to loan principal and interest collected on behalf of the trusts of $35.3 million at September 30, 2007 and $40.2 million at September 30, 2006 are included in other banking/finance liabilities.

The following table shows details of the loans we manage that are held by securitization trusts.

(in thousands)

as of September 30,	2007	2006
Principal amount of loans	$749,824	$514,837
Principal amount of loans 30 days or more past due	22,841	11,438

Net charge-offs on the securitized loan portfolio were $14.4 million in fiscal year 2007, $10.3 million in fiscal year 2006 and $13.1 million in fiscal year 2005.

Note 10 – Property and Equipment, Net

The following is a summary of property and equipment:

(in thousands)

as of September 30,	Useful Lives in Years	2007	2006
Furniture, software and equipment	3 – 10	$662,497	$610,083
Premises and leasehold improvements	5 – 35	467,929	429,804
Land	—	73,466	72,834

		1,203,892	1,112,721
Less: Accumulated depreciation and amortization		(644,409)	(606,430)

Property and Equipment, Net		$559,483	$506,291

Depreciation and amortization expense related to property and equipment was $53.1 million, $52.4 million and $55.6 million in fiscal years 2007, 2006 and 2005.

Note 11 – Goodwill and Other Intangible Assets

The change in the carrying values of goodwill and gross intangible assets were as follows:

(in thousands)	Goodwill	Amortized Intangible Assets	Non-amortized Intangible Assets
Balance at October 1, 2006	$1,406,825	$200,624	$482,098
Acquisitions (see Note 4 – Acquisitions)	24,288	—	44,720
Adjustments (see Note 2 – New Accounting Standards)	6,636	—	(15,289)
Foreign currency movements	18,662	881	8,920

Balance at September 30, 2007	$1,456,411	$201,505	$520,449

Certain of our goodwill and intangible assets are denominated in currencies other than the U.S. dollar; therefore, their gross and net carrying amounts are subject to foreign currency movements.

Intangible assets as of September 30, 2007 and 2006 were as follows:

(in thousands)

as of September 30, 2007	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Customer base	$166,471	$(91,866)	$74,605
Other	35,034	(28,255)	6,779

	201,505	(120,121)	81,384
Non-amortized intangible assets
Management contracts	520,449	—	520,449

Total	$721,954	$(120,121)	$601,833

(in thousands) as of September 30, 2006	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Customer base	$165,606	$(82,616)	$82,990
Other	35,018	(25,473)	9,545

	200,624	(108,089)	92,535
Non-amortized intangible assets
Management contracts	482,098	—	482,098

Total	$682,722	$(108,089)	$574,633

We completed our most recent annual impairment tests of goodwill and indefinite-lived intangible assets during the quarter ended December 31, 2006 under the guidance of SFAS 142 and we determined that there was no impairment in the value of these assets as of October 1, 2006. No impairment loss in the value of intangible assets subject to amortization was recognized during fiscal year 2007.

During the quarter ended March 31, 2006, Fiduciary Trust Company International (“Fiduciary Trust”), a subsidiary of the Company, implemented a plan of reorganization designed to emphasize its distinct high net-worth brand and to pursue further integration opportunities within Franklin Templeton Investments for its institutional business line. These changes to Fiduciary Trust’s business required us to review the carrying value of acquired customer base intangible assets of Fiduciary Trust. As a result of these changes, we recorded $68.4 million non-cash impairment charge to the customer base definite-lived intangible assets of Fiduciary Trust in the quarter ended March 31, 2006.

Amortization expense related to definite-lived intangible assets was $11.5 million, $14.0 million and $17.5 million in fiscal years 2007, 2006 and 2005. Estimated amortization expense related to definite-lived intangible assets for each of the next 5 fiscal years is as follows:

(in thousands)
for the fiscal years ending September 30,	Amount
2008	$10,587
2009	10,448
2010	10,448
2011	10,426
2012	8,962

Note 12 – Deposits

We do not hold deposits in our international offices. Deposits held in our U.S. offices were as follows:

(in thousands)

as of September 30,	2007	2006
Interest-bearing	$339,131	$368,492
Non-interest-bearing	102,880	180,415

Total	$442,011	$548,907

Maturities of time certificates in amounts of $100,000 or more were as follows:

(in thousands)

as of September 30, 2007	Total
3 months or less	$4,029
Over 3 months through 6 months	3,451
Over 6 months through 12 months	2,449
Over 12 months	100

Total	$10,029

Note 13 – Debt

Outstanding debt consisted of the following:

(dollars in thousands)
as of September 30,	2007	2007 Weighted Average Rate	2006	2006 Weighted Average Rate
Current
Commercial paper	$—	—	$168,063	5.37%
Medium term notes	420,000	3.70%	—	—

	420,000		168,063
Banking/Finance
Variable funding notes	240,773	6.42%	232,330	6.16%

	240,773		232,330
Non-Current
Medium term notes	—	—	420,000	3.70%
Other	162,125	2.02%	207,919	2.02%

	162,125		627,919

Total Debt	$822,898		$1,028,312

At September 30, 2007, maturities of long-term debt were as follows:

(in thousands)	Carrying Amount
2008	$42,613
2009	43,161
2010	38,095
2011	26,040
2012	11,352
Thereafter	864

Total Long-Term Debt	$162,125

The banking/finance operating segment finances its automobile lending business primarily through issuance of variable funding notes (the “variable funding notes”) under a one-year revolving $250.0 million variable funding note warehouse credit facility, originally entered into in March 2005, and subsequently extended for additional one-year terms in March 2006 and March 2007. The variable funding notes issued under this facility are payable to certain administered conduits and are secured by cash and a pool of automobile loans that meet or are expected to meet certain eligibility requirements. Credit enhancements for the variable funding notes require us to provide, as collateral, loans held for sale with a fair value in excess of the principal amount of the variable funding notes, as well as to hold in trust additional cash balances to cover certain shortfalls. In addition, we provide a payment provider commitment in an amount not to exceed 4.66% of the pool balance. We also enter into interest-rate swap agreements, accounted for as freestanding derivatives, intended to mitigate the interest-rate risk between the fixed interest rate on the pool of automobile loans and the floating interest rate being paid on the variable funding notes. We expect to renew or replace the variable funding warehouse credit facility upon its expiration. In October 2006 and April 2007, we completed securitization transactions of automobile loans held for sale and a portion of the proceeds was used to settle the variable funding notes (see Note 9 – Securitization of Loans Held for Sale).

In April 2003, we completed the sale of five-year senior notes due April 15, 2008 totaling $420.0 million (“medium term notes”). The medium term notes, which were offered to qualified institutional buyers only, carry an interest rate of 3.7% and are not redeemable prior to maturity by either the note holders or us. Interest payments are due semi-annually. As of September 30, 2007, the medium term notes were classified as current liabilities because the contractual maturity of the notes is less than one year from the balance sheet date.

In September 2004, we issued commercial paper with a face value of $170.0 million to finance the purchase of our headquarters campus. In fiscal year 2007, we repaid this commercial paper at maturity.

Other long-term debt primarily relates to deferred commission liabilities recognized in relation to deferred commission assets (“DCA”) generated in the United States that were originally financed through a sale to Lightning Finance Company Limited (“LFL”), a company in which we hold a 49% ownership interest. In December 2005, LFL transferred substantially all of its DCA to Lightning Asset Finance Limited (“LAFL”), an Irish special purpose vehicle formed in December 2005, in which we also hold a 49% ownership interest. The holder of the 51% ownership interests in both LFL and LAFL is a subsidiary of an international banking institution, which is not affiliated with the Company. Due to our significant interest in LAFL, we continue to carry on our balance sheet the DCA generated in the United States and originally sold to LFL by Franklin/Templeton Distributors, Inc. (“FTDI”) until these assets are amortized or sold by LAFL. Neither we nor our distribution subsidiaries retain any direct ownership interest in the DCA sold, and, therefore, the sold DCA are not available to satisfy claims of our creditors or those of our distribution subsidiaries.

At September 30, 2007, we had $420.0 million available under a Five Year Facility Credit Agreement with certain banks and financial institutions expiring in the fiscal year ending September 30, 2010 and $500.0 million of additional commercial paper available for issuance. In addition, at September 30, 2007, our banking/finance operating segment had $350.0 million in available uncommitted short-term bank lines under the Federal Reserve Funds system and an aggregate of $135.0 million in available secured Federal Reserve Bank discount window and Federal Home Loan Bank short-term borrowing capacity.

Interest paid in fiscal years 2007, 2006 and 2005 was $28.8 million, $33.0 million and $23.3 million.

Note 14 – Taxes on Income

Taxes on income were as follows:

(in thousands) for the fiscal years ended September 30,	2007	2006	2005
Current expense
Federal	$422,770	$400,750	$239,414
State	48,635	53,116	24,628
Foreign	169,838	120,796	67,901
Deferred expense	51,120	(6,664)	31,281

Total Provision for Income Taxes	$692,363	$567,998	$363,224

Included in income before taxes was $1,298.1 million, $995.0 million and $579.6 million of pre-tax foreign income for fiscal years 2007, 2006, and 2005. Provision for U.S. income taxes in fiscal years 2007, 2006 and 2005 included benefits of $5.5 million, $4.0 million and $5.6 million related to the utilization of net operating loss carry-forwards. In fiscal years 2007 and 2006, our income taxes payable for federal, state and foreign purposes have been reduced by $38.6 million and $51.6 million, which represent the tax benefit associated with our stock plans. The benefit was recorded as an increase in capital in excess of par value. Income taxes paid were $586.6 million in fiscal year 2007, $450.1 million in fiscal year 2006 and $371.7 million in fiscal year 2005.

The major components of the net deferred tax liability were as follows:

(in thousands)

as of the September 30,	2007	2006
Deferred Tax Assets
State taxes	$14,468	$11,290
Allowance for loan losses	1,776	1,105
Deferred compensation and employee benefits	33,527	24,824
Stock-based compensation	28,230	31,528
Net operating loss and foreign tax credit carry-forwards	34,005	39,035
Provision for governmental investigations, proceedings and actions, net	2,179	2,238
Other	11,317	13,686

Total deferred tax assets	125,502	123,706
Valuation allowance for net operating losses and foreign tax credits carry-forwards	(9,722)	(25,088)

Deferred tax assets, net of valuation allowance	115,780	98,618
Deferred Tax Liabilities
Depreciation on fixed assets	16,123	17,409
Goodwill and other purchased intangibles	178,959	159,664
Deferred commissions	33,910	19,738
Investments	1,804	4,803
Employee compensation	35,932	—
Other	6,891	4,597

Total deferred tax liabilities	273,619	206,211

Net Deferred Tax Liability	$157,839	$107,593

At September 30, 2007, there were approximately $68.1 million of foreign net operating loss carry-forwards, approximately $7.6 million of which expire between 2008 and 2017 with the remaining carry-forwards having an indefinite life. In addition, there were approximately $347.8 million in state net operating loss carry-forwards that expire between 2008 and 2027. At September 30, 2007, there were also approximately $6.4 million in federal foreign tax credit carry-forwards that expire between 2014 and 2017. A partial valuation allowance has been provided to offset the related deferred tax assets due to the uncertainty of realizing the benefit of the loss and credit carry-forwards. The valuation allowance decreased by $15.4 million and $14.4 million in fiscal years 2007 and 2006. At September 30, 2007, deferred tax liabilities included $35.9 million resulting from an I.R.C. Section 481(a) tax accounting method change for cash bonus accruals.

We have made no provision for U.S. taxes on $2,617.4 million of cumulative undistributed earnings of foreign subsidiaries as those earnings are intended to be reinvested for an indefinite period of time. Determination of the potential amount of unrecognized deferred U.S. income tax liability related to such reinvested income is not practicable because of the numerous assumptions associated with this hypothetical calculation; however, foreign tax credits would be available to reduce some portion of this amount. At September 30, 2007, and based on tax laws in effect as of this date, it is our intention to continue to indefinitely reinvest the undistributed earnings of foreign subsidiaries, except for previously taxed foreign subsidiary Subpart F income and the earnings of material consolidated foreign subsidiaries taxed at higher local jurisdiction rates than the U.S. income tax rate.

The following reconciles the amount of tax expense at the federal statutory rate and taxes on income as reflected in operations:

(dollar amounts in thousands)

for the fiscal years ended September 30,	2007	2006	2005
Federal statutory rate	35.00%	35.00%	35.00%
Federal taxes at statutory rate	$862,855	$642,448	$497,299
State taxes, net of federal tax effect	50,522	16,283	16,024
Effect of foreign operations	(223,437)	(180,022)	(142,652)
Tax expense on repatriation under the Jobs Act	—	105,457	—
Change in valuation allowance	(9,458)	(14,645)	(11,993)
Tax benefit of state petition	—	—	(15,899)
Other	11,881	(1,523)	20,445

Actual Tax Provision	$692,363	$567,998	$363,224
Effective tax rate	28.08%	30.94%	25.56%

Under a provision of the Jobs Act, on January 26, 2006, we elected to repatriate during fiscal year 2006 certain earnings of our foreign-based subsidiaries at a reduced U.S. federal tax rate. Pursuant to this election, we repatriated approximately $2.1 billion of earnings from our foreign subsidiaries and recorded an income tax charge of $105.5 million during fiscal year 2006.

Note 15 – Commitments and Contingencies

Guarantees

Under FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, we are required to recognize, in our financial statements, a liability for the fair value of any guarantees issued or modified after December 31, 2002 as well as make additional disclosures about existing guarantees.

In relation to the automobile loan securitization transactions that we have entered into with a number of qualified special purpose entities, we are obligated to cover shortfalls in amounts due to the holders of the notes up to certain levels as specified under the related agreements. As of September 30, 2007, the maximum potential amount of future payments related to these obligations was $43.3 million and the fair value of obligations arising from automobile securitization transactions entered into subsequent to December 31, 2002 reflected on our Consolidated Balance Sheet at September 30, 2007 was not material.

At September 30, 2007, our banking/finance operating segment had issued financial standby letters of credit totaling $2.6 million which beneficiaries would be able to draw upon in the event of non-performance by our customers, primarily in relation to lease and lien obligations of these banking customers. These standby letters of credit were secured by marketable securities with a fair value of $2.8 million as of September 30, 2007.

Legal Proceedings

As previously reported, the Company and certain of its subsidiaries, and in some instances, certain of the Franklin Templeton mutual funds (the “Funds”), current and former officers, employees, and Company and/or Fund directors have been named in multiple lawsuits in various United States federal courts, alleging violations of federal securities and state laws. Specifically, the lawsuits claim breach of duty with respect to alleged arrangements to permit market timing and/or late trading activity, or breach of duty with respect to the valuation of the portfolio securities of certain Templeton Funds managed by certain of the Company’s subsidiaries, allegedly resulting in market timing activity. The majority of these lawsuits duplicate, in whole or in part, the allegations asserted in the February 4, 2004 Massachusetts Administrative Complaint concerning one instance of market timing (the “Administrative Complaint”) and the SEC’s findings regarding market timing in its August 2, 2004 Order (the “SEC Order”), both of which matters were previously reported. The lawsuits are styled as class actions, or derivative actions on behalf of either the named Funds or the Company, and seek, among other relief, monetary damages, restitution, removal of Fund trustees, directors, advisers, administrators, and distributors, rescission of management contracts and distribution plans under Rule 12b-1 promulgated under the Investment Company Act of 1940 (“Rule12b-1”), and/or attorneys’ fees and costs.

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

In addition, Franklin Templeton Investments Corp. (FTIC), a subsidiary of the Company and the investment manager of Franklin Templeton’s Canadian mutual funds, has been named in four market timing lawsuits in Canada that are styled as class actions. The lawsuits contain allegations similar or identical to allegations asserted by the Ontario Securities Commission in its March 3, 2005 order concerning market timing activities by three institutional investors in certain Canadian mutual funds managed by FTIC between February 1999 and February 2003, as previously reported. The lawsuits seek, among other relief, monetary damages, an order barring any increase in management fees for a period of two years following judgment, and/or attorneys’ fees and costs, as follows: Huneault v. AGF Funds, Inc., et al., Case No. 500-06-000256-046, filed on October 25, 2004 in the Superior Court for the Province of Quebec, District of Montreal; Heinrichs, et al. v. CI Mutual Funds, Inc., et al., Case No. 04-CV-29700, filed on December 17, 2004 in the Ontario Superior Court of Justice; Richardson v. Franklin Templeton Investments Corp., Case No. 05-CV-303069, filed on December 23, 2005 in the Ontario Superior Court of Justice; and Fischer, et al. v. IG Investment Management Ltd., et al. Case No. 06-CV-307599CP, filed on March 9, 2006 in the Ontario Superior Court of Justice. On July 25, 2007, plaintiffs in the Fischer lawsuit served FTIC with a motion for class certification.

As previously reported, on July 31, 2007, the Company and certain of its subsidiaries resolved Strigliabotti v. Franklin Resources, Inc., et al., Case No. C04 0883 SI, filed on March 4, 2004, in the United States District Court for the Northern District of California. The parties filed a stipulation dismissing the lawsuit with prejudice, which the court entered as its order on August 9, 2007.

As also previously reported, the Company and certain of its subsidiaries have been named in two lawsuits alleging violations of federal securities laws relating to marketing support payments and payment of allegedly excessive commissions. The lawsuits are styled as class actions, and seek, among other relief, compensatory damages and attorneys’ fees and costs. They are: Alexander v. Franklin Resources, Inc., et al., Case No 06-7121 SI, filed on November 16, 2006 in the United States District Court for the Northern District of California; and Ulferts v. Franklin Resources, Inc., et al., Case No. 06-7847 SI filed on December 22, 2006 in the United States District Court for the Northern District of California.

On February 14, 2007 and March 16, 2007, respectively, the United States District Court for the Northern District of California ordered the transfer of these lawsuits to the United States District Court for the District of New Jersey (Alexander v. Franklin Resources, Inc., et al., Case No. 2:07-cv-00848 WJM-MF and Ulferts v. Franklin Resources, Inc., et al., Case No. 2:07-cv-01309 WJM-MF). Defendants filed motions to dismiss the lawsuits on September 25, 2007. On November 27, 2007, the New Jersey District Court granted defendants’ motion to dismiss the Alexander lawsuit. Defendants’ motion to dismiss the Ulferts lawsuit remains under submission with the court.

Management strongly believes that the claims made in each of the unresolved lawsuits identified above are without merit and intends to defend against them vigorously. The Company cannot predict with certainty, however, the eventual outcome of those lawsuits, nor whether they will have a material negative impact on the Company.

The Company is from time to time involved in litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, and results of operations. In management’s opinion, an adequate accrual has been made as of September 30, 2007 to provide for any probable losses that may arise from these matters for which we could reasonably estimate an amount.

Other Commitments and Contingencies

We lease office space and equipment under long-term operating leases expiring at various dates through fiscal year 2021. Lease expense aggregated $51.5 million, $46.9 million and $52.0 million and sublease income totaled $7.1 million, $8.2 million and $9.1 million for fiscal years 2007, 2006, and 2005. Future minimum lease payments under non-cancelable operating leases are as follows:

(in thousands)

for fiscal years ending September 30,	Amount
2008	$51,662
2009	47,612
2010	45,213
2011	42,782
2012	39,312
Thereafter	163,179

Total Minimum Lease Payments	$389,760

Future minimum rentals to be received under non-cancellable subleases totaled approximately $18.0 million at September 30, 2007.

We have reviewed our interest in LAFL and LFL for consolidation purposes under FIN 46R. Based on our analysis, we determined that we hold a significant interest in both LAFL and LFL; however, we are not the primary beneficiary of either company because we do not hold a majority of the risks and rewards of ownership. At September 30, 2007, total assets of LAFL and LFL were approximately $331.6 million and $11.0 million; and our exposure to loss related to LAFL and LFL was approximately $163.7 million and $1.1 million. During fiscal year 2007, we recognized total pre-tax income of $3.7 million for our share of LAFL’s and LFL’s net income over this period. Due to our significant interest in LAFL, we continue to carry on our balance sheet the DCA generated in the United States until these assets are amortized or sold by LAFL. Neither we nor our distribution subsidiaries retain any direct ownership interest in the DCA, and therefore, the DCA are not available to satisfy claims of our creditors or those of our distribution subsidiaries.

At September 30, 2007, the total assets in sponsored investment products in which we held a significant interest under FIN 46R were approximately $958.8 million and our exposure to loss as a result of our interest in these products was $181.8 million. These amounts represent our maximum exposure to loss and do not reflect our estimate of the actual losses that could result from adverse changes.

In July 2003, we renegotiated an agreement, originally signed in February 2001, to outsource the operation of our U.S. data centers, which includes responsibility for processing data and managing the centers. We can terminate the amended agreement by incurring a termination charge. The maximum termination charge payable will depend on the termination date of the amended agreement, the service levels before our termination of the agreement, costs incurred by our service provider to wind-down the services and costs associated with assuming equipment leases. As of September 30, 2007, we estimated that the termination fee payable in October 2007, not including costs associated with assuming equipment leases, would approximate $4.8 million and would decrease each month thereafter, reaching a minimum termination charge of approximately $2.2 million in July 2008.

At September 30, 2007, our banking/finance operating segment had commitments to extend credit aggregating $232.9 million, primarily under credit card lines.

The Company, in its role as agent or trustee, facilitates the settlement of investor share purchase, redemption, and other transactions with affiliated mutual funds. The Company is appointed by the affiliated mutual funds as agent or trustee to manage, on behalf of the affiliated mutual funds, bank deposit accounts that contain only (i) cash remitted by investors to the affiliated mutual funds for the direct purchase of fund shares, or (ii) cash remitted by the affiliated mutual funds for direct delivery to the investors for either the proceeds of fund shares liquidated at the investors’ direction, or dividends and capital gains earned on fund shares. As of September 30, 2007 and 2006, we held cash of approximately $170.2 million and $160.5 million off-balance sheet in agency or trust for investors and the affiliated mutual funds.

Note 16 – Stock-Based Compensation

Prior to October 1, 2005, we accounted for stock-based employee compensation plans according to the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation costs were not recognized for awards granted with no intrinsic value. Effective October 1, 2005, we adopted FASB Statement of Financial Accounting Standards No 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Under this transition method, beginning in the fiscal year ended September 30, 2006, compensation cost recognized in fiscal year 2006 includes compensation cost recorded in relation to all stock-based payments granted prior to, but not yet vested at October 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Results for prior periods have not been restated.

As a result of adopting SFAS 123R, income before income taxes and net income for fiscal year 2006 include $20.0 million and $17.5 million of compensation costs that would not have been recognized under our previous accounting method for stock-based compensation. Had we not adopted SFAS 123R, both basic and diluted net earnings per share for fiscal year 2006 would have been $0.07 higher.

If we had determined compensation costs for our stock option plans and our qualified, non-compensatory employee stock investment plan (the “ESIP”) based upon estimated fair values at the grant dates in accordance with SFAS 123, our net income and basic and diluted earnings per share for fiscal year 2005 would have been reduced to the pro forma amounts indicated below. For pro forma purposes, the estimated fair value of options was calculated using the Black-Scholes option-pricing model and was amortized over the options’ vesting periods.

(in thousands except per share data)

for the fiscal year ended September 30,	2005
Net income, as reported	$1,057,631
Less: additional stock-based compensation expense determined under the fair value method, net of tax	26,805

Pro Forma Net Income	$1,030,826

Basic Earnings per Share
As reported	$4.22
Pro forma	4.12

Adjusted net income in accordance with EITF 04-8, as reported	1,066,747
Less: stock-based compensation expense determined under the fair value method, net of tax	26,805

Pro Forma Net Income	$1,039,942

Diluted Earnings per Share
As reported	$4.06
Pro forma	3.96

The weighted-average estimated fair value of options granted on the date of grant using the Black-Scholes option-pricing model was as follows:

for the fiscal year ended September 30,	2005
Weighted-average fair value of options granted	$15.87
Assumptions made:
Dividend yield	0.5%
Expected volatility	33.0%
Risk-free interest rate	3.2%
Expected life	3.7 years

Prior to the adoption of SFAS 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for stock-based payments (“excess tax benefits”) to be classified as financing cash flows. The excess tax benefits of $33.5 million and $38.2 million that were classified as a financing cash inflow in fiscal years 2007 and 2006, would have been classified as an operating cash inflow if we had not adopted SFAS 123R.

We sponsor the Amended and Restated Annual Incentive Plan (the “AIP”) and the 2002 Universal Stock Incentive Plan (the “USIP”). Under the terms of the AIP, eligible employees may receive cash, equity awards and/or cash-settled equity awards generally based on the performance of Franklin Templeton Investments, its funds, and the performance of the individual employee. The USIP provides for the issuance of up to 30.0 million shares of our common stock for various stock-related awards to officers, directors and employees. At September 30, 2007, approximately 5.8 million shares were available for grant under the USIP. In addition to stock awards and stock unit awards, we may award options and other forms of stock-based compensation to officers, directors, and employees under the USIP. The Compensation Committee of the Board of Directors determines the terms and conditions of awards under the AIP and USIP. Our employees may also receive stock-based compensation through the issuance of stock of our subsidiaries.

Stock Options

The following table summarizes stock option activity:

(in thousands, except weighted-average exercise price)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2006	5,111	$38.04	5.4	$346,023
Granted	—	—	—
Exercised	(1,347)	38.33	4.0
Cancelled	(10)	42.46	5.2
Forfeited/expired	—	—	—

Outstanding at September 30, 2007	3,754	$37.92	4.5	$336,241

Exercisable at September 30, 2007	3,754	$37.92	4.5	$336,241

Stock option awards outstanding under the USIP generally have been granted at prices, which are either equal to or above the market value of the underlying common stock on the date of grant, generally vest over three years and expire no later than ten years after the grant date. We have not granted stock option awards under the USIP since November 2004. Total intrinsic value of options exercised in fiscal year 2007 and 2006 were $120.1 million and $188.1 million. The total fair value of options vested in fiscal years 2007 and 2006 was $3.4 million and $60.8 million.

Effective October 1, 2005, compensation expense related to nonvested options is recognized ratably over the remaining requisite service period. Our option awards are generally subject to graded vesting over a services period. We recognize compensation cost on a straight-line basis over the requisite service period for the entire award. At September 30, 2007, all options were vested and all related compensation cost was recognized.

Stock and Stock Unit Awards

In accordance with SFAS 123R, the fair value of stock and stock unit awards granted under the USIP is estimated on the date of grant based on the market price of the underlying shares of common stock and is amortized to compensation expense on a straight-line basis over the related vesting period, which is generally three to four years. The total number of stock and stock unit awards expected to vest is adjusted for estimated forfeitures.

Total unrecognized compensation cost related to nonvested stock and stock unit awards, net of estimated forfeitures, was $63.7 million at September 30, 2007. This cost is expected to be recognized over a remaining weighted-average vesting period of 1.8 years.

The following is a summary of nonvested stock and stock unit awards activity:

(shares in thousands)	Shares	Weighted-Average Grant-Date Fair Value
Nonvested balance at September 30, 2006	697	$75.89
Granted	754	110.33
Vested	(665)	81.60
Forfeited	(59)	91.80

Nonvested Balance at September 30, 2007	727	$105.09

Our stock awards generally entitle holders to the right to sell their shares of common stock once the awards vest. Stock unit awards generally entitle holders to receive the underlying shares of common stock once the awards vest. In addition, certain performance-based stock awards were granted to the Chief Executive Officer. The total number of shares ultimately received by the Chief Executive Officer depends on our performance against specified performance goals and is subject to vesting provisions. At September 30, 2007, the balance of nonvested shares granted to the Chief Executive Officer and subject to vesting upon the achievement of prior years’ performance goals, set or determined in prior years, was 11.5 thousand and had a weighted-average grant-date fair value of $97.54 per share.

Employee Stock Investment Plan

Our ESIP allows eligible participants to buy shares of our common stock at 90% of its market value on defined dates and to receive a 50% match of the shares purchased, provided the employee, among other conditions, has held the previously purchased shares for a defined period. The Compensation Committee and the Board of Directors determine the terms and conditions of awards under the ESIP. A total of 400.1 thousand shares were issued under the ESIP during fiscal year 2007. At September 30, 2007, 4.0 million shares were reserved for future issuance under this plan.

All Stock-Based Plan Arrangements

Total stock-based compensation costs of $90.1 million, $64.9 million and $51.2 million were recognized in the Consolidated Statements of Income during fiscal years 2007, 2006, and 2005. During fiscal year 2007, we recorded charges to compensation and benefits for the repurchase of stock-based compensation awards that previously had been recognized as a charge to capital in excess of par value. The income tax benefits from stock-based arrangements totaled $38.6 million, $49.8 million and $24.1 million for fiscal years 2007, 2006 and 2005. Stock option exercise income tax benefits for fiscal years 2007 and 2006 were approximately $28.5 million and $39.4 million. Cash received from stock option exercises for fiscal years 2007 and 2006 was $52.3 million and $98.3 million. We generally do not repurchase shares upon share option exercise or vesting of stock awards and stock unit awards. However, in order to pay taxes due in connection with the vesting of employee and executive officer stock awards and stock unit awards under the USIP and in connection with matching grants under the ESIP, we repurchase shares using a net stock issuance method.

Note 17 – Defined Benefit Plans

Franklin Templeton Global Investors Limited, an indirect subsidiary of the Company located in the United Kingdom, sponsors a defined benefit pension plan. In addition, Fiduciary Trust, a wholly-owned subsidiary of the Company located in the United States, sponsors a defined benefit healthcare plan that provides post-retirement medical benefits to full-time employees who have worked ten years and attained age 55 while in the service of Fiduciary Trust, or have met alternate eligibility criteria. The defined benefit healthcare plan was closed to new entrants in April 2003.

In years prior to fiscal year 2006, Fiduciary Trust sponsored a noncontributory retirement plan (the “Retirement Plan”) covering substantially all its employees hired before we acquired Fiduciary Trust and a nonqualified supplementary executive retirement plan (“SERP”) to pay defined benefits in excess of limits imposed by federal tax law to participants in the retirement plan who attain age 55 and ten years of service as of the plan termination date. In April 2003, the Board of Directors of Fiduciary Trust approved a resolution to terminate both the Retirement Plan and the SERP as of June 30, 2003.

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

In fiscal year 2007, we adopted the recognition and disclosure provisions for defined benefit pension and other postretirement benefit plans prescribed by SFAS 158. SFAS 158 requires an employer to recognize the funded status of defined benefit pension and other postretirement benefit plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year as a component of other comprehensive income, and to measure the plan assets and obligations as of the date of the entity’s fiscal year end. Currently, the plan assets and benefit obligations for all our plans are measured as of the date of the Company’s fiscal year end. The incremental effect of adopting SFAS 158 resulted in an increase in pension liability of $1.3 million, a decrease in non-current liabilities of $0.5 million, a decrease in deferred taxes of $0.2 million, and a decrease in other comprehensive income, net of tax, of $0.6 million.

The following table summarizes information regarding the changes in benefit obligation, changes in plan assets, the funded status and the amounts recognized in the Consolidated Balance Sheets in relation to the defined pension plan and for the defined healthcare plan, under other benefits.

(in thousands) as of and for the fiscal years ended September 30,	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Change in Benefit Obligation
Benefit obligation at beginning of year	$28,748	$—	$6,429	$7,355
Benefit obligation assumed	—	22,412	—	—
Service cost	3,269	1,860	19	51
Interest cost	1,646	1,148	355	390
Participant contributions	1,686	828	—	—
Benefits paid	(10)	(25)	(317)	(213)
Actuarial losses (gains)	1,297	958	(707)	(1,154)
Foreign currency movements	2,922	1,567	—	—

Benefit Obligation at End of Year	$39,558	$28,748	$5,779	$6,429

Change in Fair Value of Plan Assets
Fair value of plan assets at beginning of year	$28,886	$—	$—	$—
Assets contributed	—	21,601	—	—
Actual return on assets	3,059	2,387	—	—
Employer contributions	3,513	2,542	317	213
Participant contributions	1,686	828	—	—
Benefits paid	(10)	(25)	(317)	(213)
Foreign currency movements	2,946	1,553	—	—

Fair Value of Plan Assets at End of Year	$40,080	$28,886	$—	$—

(in thousands) as of and for the fiscal years ended September 30,	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Funded status	$522	$138	$(5,779)	$(6,429)
Unrecognized actuarial loss	N/A	—	N/A	193
Unrecognized prior service cost	N/A	—	N/A	201

Net Prepaid Asset (Liability)	$522	$138	$(5,779)	$(6,035)

Amounts Recognized in the Consolidated Balance Sheets
Prepaid assets	$522	$—	$—	$—
Current liabilities	—	—	(492)	(5,983)
Deferred taxes	380	N/A	(235)	N/A
Other non-current liabilities	—	—	(5,287)	—
Minimum pension liability	—	1,831	—	—
Other comprehensive loss (income), net of tax	885	N/A	(271)	N/A

Amounts Recognized	$1,787	$1,831	$(6,285)	$(5,983)

Weighted-Average Assumptions
Discount rate	5.60%	5.00%	6.25%	5.75%
Expected return on plan assets	7.68%	7.66%	N/A	N/A
Increase in compensation rate	4.75%	4.50%	4.50%	4.50%

The following table summarizes the components of net periodic benefit cost for all plans.

(in thousands)

for the fiscal years ended September 30,	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005
Service cost	$3,269	$1,860	$—	$19	$51	$51
Interest cost	1,646	1,148	995	355	390	364
Expected return on plan assets	(2,543)	(1,833)	(440)	—	—	—
Amortization of prior service cost	—	—	—	193	256	256
Actuarial losses	—	—	3,021	—	170	1
Settlement losses	—	—	22	—	—	—

Net Periodic Benefit Cost	$2,372	$1,175	$3,598	$567	$867	$672

The Company’s pension plan assets are predominantly invested in equity securities. The Company has no target allocation set for the pension plan as the plan members control all investment decisions. The healthcare plan is an unfunded benefit plan. The Company expects to contribute $3.7 million to the pension plan and $0.5 million to the healthcare benefit plan in fiscal year 2008. The expected future benefits payments over the next 10 years for the pension plan and for the healthcare plan are $10.7 million and $5.4 million.

Note 18 – Segment Information

We base our operating segment selection process primarily on services offered. We derive the majority of our operating revenue and net income from providing investment management and related services to the Franklin, Templeton, Mutual Series, Bissett, Fiduciary Trust and Darby sponsored investment products. This is our primary business activity and operating segment. Our secondary business and operating segment is banking/finance. The banking/finance operating segment offers selected retail banking and consumer lending services and private banking services to high net-worth clients. Our consumer lending activities include automobile lending services related to the purchase, securitization, and servicing of retail installment sales contracts originated by independent automobile dealerships, consumer credit and debit cards, real estate equity lines and home equity/mortgage lending, and other consumer lending.

Financial information for our two operating segments is presented in the table below. Operating revenues of the banking/finance operating segment are reported net of interest expense and the provision for loan losses.

(in thousands) as of and for the fiscal year ended September 30, 2007	Investment Management and Related Services	Banking/ Finance	Totals
Assets	$8,895,072	$1,048,178	$9,943,250
Operating revenues	6,146,371	59,398	6,205,769
Interest revenue – inter-segment	164	—	164
Interest expense	(23,220)	N/A	(23,220)
Income before taxes	2,437,868	27,433	2,465,301

as of and for the fiscal year ended September 30, 2006
Assets	$8,350,966	$1,148,893	$9,499,859
Operating revenues	4,997,607	53,119	5,050,726
Interest revenue – inter-segment	814	—	814
Interest expense	(29,221)	N/A	(29,221)
Income before taxes	1,813,540	22,026	1,835,566
Assets	$7,978,787	$915,140	$8,893,927
Operating revenues	4,258,661	51,437	4,310,098
Interest revenue – inter-segment	409	—	409
Interest expense	(34,043)	N/A	(34,043)
Income before taxes	1,395,538	25,317	1,420,855

Operating revenues of the banking/finance segment included above were as follows:

(in thousands) for the fiscal years ended September 30,	2007	2006	2005
Interest and fees on loans	$37,263	$42,632	$31,196
Interest and dividends on investment securities	21,725	18,180	10,587

Total interest income	58,988	60,812	41,783

Interest on deposits	(14,207)	(14,528)	(7,651)
Interest on short-term debt	(9,758)	(9,922)	(3,016)
Interest expense–inter-segment	(164)	(814)	(409)

Total interest expense	(24,129)	(25,264)	(11,076)

Net interest income	34,859	35,548	30,707
Other income	27,416	19,988	22,141
Provision for loan losses	(2,877)	(2,417)	(1,411)

Total Operating Revenues	$59,398	$53,119	$51,437

Inter-segment interest payments from the banking/finance operating segment to the investment management and related services operating segment are based on market rates prevailing at the inception of each loan. As further described in Note 1 – Significant Accounting Policies, inter-segment interest income and expense are not eliminated in our Consolidated Statements of Income. The investment management and related services operating segment incurs substantially all of our depreciation and amortization costs and expenditures on long-lived assets.

We conduct operations in the following principal geographic areas of the world: the United States, The Bahamas, Asia, Canada, Europe, Latin America, Africa and Australia. For segment reporting purposes, we have combined Latin America, Africa and Australia into one category – Other. Revenues by geographic area include fees and commissions charged to customers and fees charged to affiliates.

Information by geographic area is summarized below.

(in thousands) for the fiscal years ended September 30,	2007	2006	2005
Operating Revenues
United States	$4,038,470	$3,262,355	$2,894,809
The Bahamas	914,486	815,211	680,816
Asia	609,608	454,917	304,454
Canada	367,453	324,846	275,702
Europe	257,585	187,160	151,001
Other	18,167	6,237	3,316

Total	$6,205,769	$5,050,726	$4,310,098

Property and Equipment, Net
United States	$413,545	$413,875	$431,023
The Bahamas	11,980	12,652	9,588
Asia	82,657	45,489	33,286
Canada	23,898	17,720	2,840
Europe	25,873	14,978	11,332
Other	1,530	1,577	1,297

Total	$559,483	$506,291	$489,366

Note 19 – Other Income (Expenses)

Other income (expenses) consisted of the following:

(in thousands) for the fiscal years ended September 30,	2007	2006	2005
Consolidated Sponsored Investment Products Gains, Net
Consolidated sponsored investment products realized gains, net	$53,886	$16,537	$8,071
Consolidated sponsored investment products unrealized gains, net	3,784	17,087	21,050

Total	57,670	33,624	29,121

Investment and Other Income, Net
Dividends	72,376	55,848	31,577
Interest income from banking/finance group	164	814	409
Other interest income	133,234	111,845	66,146
Equity in net income of affiliated companies	63,566	33,595	30,659
Realized gains on sale of available-for-sale securities and other investments	96,155	27,153	8,173
Realized losses on sale of available-for-sale securities and other investments	(1,860)	(2,615)	(3,994)
Foreign exchange realized and unrealized (losses) gains, net	(5,050)	(10,087)	1,883
Other	4,719	(18,771)	2,548

Total	363,304	197,782	137,401
Interest expense	(23,220)	(29,221)	(34,043)

Other Income, Net	$397,754	$202,185	$132,479

Substantially all of our dividend income and realized gains (losses) on sale of assets were generated by investments in our sponsored investment products.

The portion of net trading gains included in consolidated sponsored investment products gains, net and in investment and other income, net that relate to securities still held at September 30, 2007 was $33.0 million.

Note 20 – Fair Values of Financial Instruments

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The methods and assumptions used to estimate fair values of our financial instruments are described below (see also Note 1 – Significant Accounting Policies).

Due to the short-term nature and liquidity of cash and cash equivalents and receivables, the carrying amounts of these assets in the Consolidated Balance Sheets approximated fair value.

Investment Securities, Trading are carried at fair value with changes in the fair value of these securities recognized as gains and losses currently in earnings. Trading securities consist primarily of investments held by sponsored investment products that are consolidated in our financial statements.

Investment Securities, Available-for-Sale are carried at fair value. Realized gains and losses are included in investment income using either the average cost method or specific identification method. Available-for-sale securities include non-consolidated sponsored investment products. Unrealized gains and losses are recorded net of tax as part of accumulated other comprehensive income until realized.

Other Investments consist of time deposits with financial institutions having maturities of greater than three months but less than one year from the date of purchase. Due to the short-term nature and liquidity of these financial instruments, the carrying amounts of these assets in the Consolidated Balance Sheets approximated fair value.

Loans Held for Sale are originated and intended for sale and are carried at the lower of cost or estimated fair value in the aggregate. Estimated fair value is calculated using discounted cash flow analyses. Net unrealized losses, if any, are recognized through a valuation allowance included in other, net revenues.

Loans Receivable, Net are valued using interest rates that consider the current credit and interest-rate risk inherent in the loans and the current economic and lending conditions. The majority of retail and private banking loans are at variable interest rates, which are adjusted periodically. We utilize interest-rate swaps in order to mitigate the interest-rate risk on those retail banking loans that are at fixed interest rates and have maturities longer than one year. The consumer lending loans are at fixed rates. The fair value of loans related to consumer lending is generally estimated using discounted cash flow analyses. For certain consumer lending variable rate loans with no significant credit concerns and frequent repricing, estimated fair values are generally based on the carrying value.

Commercial Paper and Current Maturities of Long-Term Debt. At September 30, 2007, commercial paper and current maturities of long-term debt consisted of medium term notes that are carried at face value in our Consolidated Balance Sheets. The fair value of the medium term notes was determined using publicly traded debt with similar maturities, credit risk, and interest rates.

Deposits of the banking/finance operating segment are valued using interest rates offered by comparable institutions on deposits with similar remaining maturities. The amounts in the Consolidated Balance Sheets approximated fair value.

Equity Swap Agreements are carried at fair value. At September 30, 2007, we held an equity swap agreement with fixed notional amount of $46.0 million and a term of nine months maturing in May 2008. This equity swap agreement is intended to mitigate market valuation risk related to investments held by a majority-owned sponsored investment product that we consolidate. Under this agreement, we pay the return on the FTSE 100 Index and in exchange receive a discount. This instrument was accounted for as an economic hedge with changes in fair value recognized currently in earnings in other income, net.

Interest-Rate Swap Agreements are carried at fair value based on market quotes or bids with changes in fair value recognized currently in earnings.

Guarantees are carried at fair values based on the face value of the underlying instrument.

Estimated fair values of our financial instruments were as follows:

(in thousands) as of the fiscal years ended September 30,	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and cash equivalents	$3,584,183	$3,584,183	$3,613,135	$3,613,135
Investment securities, trading	365,968	365,968	382,053	382,053
Investment securities, available-for-sale	699,274	699,274	723,843	723,843
Other investments	300,000	300,000	—	—
Loans held for sale	341,719	341,719	391,734	391,734
Loans receivable, net	240,520	240,520	253,370	253,370

Financial Liabilities
Commercial paper and current maturities of long-term debt	$420,000	$417,299	$168,063	$168,063
Equity swap agreements	2,534	2,534	—	—
Interest-rate swap agreements	2,107	2,107	690	690
Deposits	442,011	442,011	548,907	548,907
Long-term debt	162,125	162,125	627,919	617,318

Note 21 – Banking Regulatory Ratios

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain a minimum Tier 1 capital and Tier 1 leverage ratio (as defined in the regulations), as well as minimum Tier 1 and Total risk-based capital ratios (as defined in the regulations). Based on our calculations as of September 30, 2007 and 2006, we exceeded the capital adequacy requirements applicable to us as listed below.

(dollar amounts in thousands) as of September 30,	2007	2006	Capital Adequacy Minimum
Tier 1 capital	$5,206,495	$4,707,956	N/A
Total risk-based capital	5,209,267	4,710,636	N/A
Tier 1 leverage ratio	68%	66%	4%
Tier 1 risk-based capital ratio	91%	92%	4%
Total risk-based capital ratio	91%	92%	8%

Note 22 – Subsequent Event

From October 1, 2007 through November 27, 2007, the Company repurchased 5,409,674 shares of its common stock for a total cost of $662.5 million.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2007. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of September 30, 2007 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Item 8 of Part II of this Form 10-K, which is incorporated herein by reference.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 with respect to executive officers of the Company is contained at the end of Part I of this Form 10-K under the heading “Executive Officers of the Registrant”.

Code of Ethics. The Company has adopted a Code of Ethics and Business Conduct (the “Code of Ethics”) that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, controller, and any persons performing similar functions, as well as all directors, officers and employees of the Company and its subsidiaries and affiliates. The Code of Ethics is posted on the Company’s website at www.franklinresources.com under “Corporate Governance” on the “Our Company” page. A copy of the Code of Ethics is available in print free of charge to any stockholder who requests a copy. Interested parties may address a written request for a printed copy of the Code of Ethics to: Secretary, Franklin Resources, Inc., One Franklin Parkway, San Mateo, California 94403-1906. We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver from, a provision of the Code of Ethics for the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website.

The other information required by this Item 10, including with regard to directors of the Company, the procedures by which security holders may recommend nominees, the members of the Audit Committee, the Audit Committee financial expert, and compliance with Section 16(a) of the Exchange Act, is incorporated by reference from the information provided under the sections entitled “Proposal No. 1 Election of Directors–Nominees”, “Proposal No. 1 Election of Directors–Information about the Board and its Committees” and “Proposal No. 1 Election of Directors–Section 16(a) Beneficial Ownership Reporting Compliance” from the Company’s definitive proxy statement for its annual meeting of stockholders (“Proxy Statement”) to be filed with the SEC within 120 days after September 30, 2007.

NYSE Annual Certification Disclosure. In January 2007, the annual certification required by Section 303A.12(a) of the NYSE Listed Company Manual was submitted by the Company’s Chief Executive Officer to the NYSE, without any qualifications.

Last fiscal year, we filed with the SEC, as exhibits to our Form 10-K for the fiscal year ended September 30, 2006, the certifications of our Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002. We are filing with the SEC, as exhibits to this Form 10-K, the certifications of our Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

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

Equity Compensation Plan Information.

The following table sets forth certain information as of September 30, 2007 with respect to the shares of the Company’s common stock that may be issued under the Company’s existing compensation plans that have been approved by stockholders and plans that have not been approved by stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders[1]	3,897,572	[2]	$37.92	[3]	9,809,190	[4]
Equity compensation plans not approved by stockholders	—		—		—

Total	3,897,572		$37.92		9,809,190

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
(4)

As of September 30, 2007, 4,006,658 shares of common stock were available for future issuance under the Purchase Plan and 5,802,532 shares of common stock were available for future issuance under the 2002 Stock Plan.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1)	The financial statements filed as part of this report are listed in Item 8 of this Form 10-K.

(a)(2)	No financial statement schedules are required to be filed as part of this report because all such schedules have been omitted. Such omission has been made on the basis that information is provided in the financial statements, or in the related notes thereto, in Item 8 of this Form 10-K or is not required to be filed as the information is not applicable.

(a)(3)	Exhibits.

Exhibit No.	Description
3(i)(a)	Registrant’s Certificate of Incorporation, as filed November 28, 1969, incorporated by reference to Exhibit (3)(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (File No. 001-09318) (the “1994 Annual Report”)

3(i)(b)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed March 1, 1985, incorporated by reference to Exhibit 3(ii) to the 1994 Annual Report

3(i)(c)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed April 1, 1987, incorporated by reference to Exhibit 3(iii) to the 1994 Annual Report

3(i)(d)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed February 2, 1994, incorporated by reference to Exhibit 3(iv) to the 1994 Annual Report

3(i)(e)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed on February 4, 2005, incorporated by reference to Exhibit (3)(i)(e) to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318)

3(ii)	Registrant’s Amended and Restated By-laws of Franklin Resources, Inc. (as adopted July 9, 2007), incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2007 (File No. 001-09318)

4.1	Indenture between Franklin Resources, Inc. and The Chase Manhattan Bank (formerly Chemical Bank), as trustee, dated as of May 19, 1994, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-3, filed with the SEC on April 14, 1994 (File No. 033-53147)

4.2	Form of 3.7% Senior Notes due 2008, incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 001-09318)

10.1	Representative Distribution Plan between Templeton Growth Fund, Inc. and Franklin/Templeton Investor Services, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1993 (File No. 001-09318) (the “1993 Annual Report”)

Exhibit No.	Description
10.2	Representative Transfer Agent Agreement between Templeton Growth Fund, Inc. and Franklin/Templeton Investor Services, Inc., incorporated by reference to Exhibit 10.3 to the 1993 Annual Report

10.3	Representative Investment Management Agreement between Templeton Growth Fund, Inc. and Templeton, Galbraith & Hansberger Ltd., incorporated by reference to Exhibit 10.5 to the 1993 Annual Report

10.4	Representative Management Agreement between Franklin Advisers, Inc. and the Franklin Group of Funds, incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1992 (File No. 001-09318) (the “1992 Annual Report”)

10.5	Representative Distribution 12b-1 Plan between Franklin/Templeton Distributors, Inc. and the Franklin Group of Funds, incorporated by reference to Exhibit 10.3 to the 1992 Annual Report

10.6	Representative Amended and Restated Distribution Agreement between Franklin/Templeton Distributors, Inc. and Franklin Federal Tax-Free Income Fund, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1995 (File No. 001-09318) (the “June 1995 Quarterly Report”)

10.7	Distribution 12b-1 Plan for Class II shares between Franklin/Templeton Distributors, Inc. and Franklin Federal Tax-Free Income Fund, incorporated by reference to Exhibit 10.2 to the June 1995 Quarterly Report

10.8	Representative Investment Management Agreement between Templeton Global Strategy SICAV and Templeton Investment Management Limited, incorporated by reference to Exhibit 10.3 to the June 1995 Quarterly Report

10.9	Representative Sub-Distribution Agreement between Templeton, Galbraith & Hansberger Ltd. and BAC Corp. Securities, incorporated by reference to Exhibit 10.4 to the June 1995 Quarterly Report

10.10	Representative Dealer Agreement between Franklin/Templeton Distributors, Inc. and Dealer, incorporated by reference to Exhibit 10.5 to the June 1995 Quarterly Report

10.11	Representative Investment Management Agreement between Templeton Investment Counsel, Inc. and Client (ERISA), incorporated by reference to Exhibit 10.6 to the June 1995 Quarterly Report

10.12	Representative Investment Management Agreement between Templeton Investment Counsel, Inc. and Client (non-ERISA), incorporated by reference to Exhibit 10.7 to the June 1995 Quarterly Report

10.13	Representative Amended and Restated Transfer Agent and Shareholder Services Agreement between Franklin/Templeton Investor Services, Inc. and Franklin Custodian Funds, Inc., dated July 1, 1995, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1995 (File No. 001-09318) (the “1995 Annual Report”)

Exhibit No.	Description
10.14	Representative Amended and Restated Distribution Agreement between Franklin/Templeton Distributors, Inc. and Franklin Custodian Funds, Inc., incorporated by reference to Exhibit 10.17 to the 1995 Annual Report

10.15	Representative Class II Distribution Plan between Franklin/Templeton Distributors, Inc. and Franklin Custodian Funds, Inc., on behalf of its Growth Series, incorporated by reference to Exhibit 10.18 to the 1995 Annual Report

10.16	Representative Dealer Agreement between Franklin/Templeton Distributors, Inc. and Dealer, incorporated by reference to Exhibit 10.19 to the 1995 Annual Report

10.17	Representative Mutual Fund Purchase and Sales Agreement for Accounts of Bank and Trust Company Customers, effective July 1, 1995, incorporated by reference to Exhibit 10.20 to the 1995 Annual Report

10.18	Representative Management Agreement between Franklin Value Investors Trust, on behalf of Franklin MicroCap Value Fund and Franklin Advisers, Inc., incorporated by reference to Exhibit 10.21 to the 1995 Annual Report

10.19	Representative Sub-Distribution Agreement between Templeton, Galbraith & Hansberger Ltd. and Sub-Distributor, incorporated by reference to Exhibit 10.22 to the 1995 Annual Report

10.20	Representative Non-Exclusive Underwriting Agreement between Templeton Growth Fund, Inc. and Templeton/Franklin Investments Services (Asia) Limited, dated September 18, 1995, incorporated by reference to Exhibit 10.23 to the 1995 Annual Report

10.21	Representative Shareholder Services Agreement between Franklin/Templeton Investor Services, Inc. and Templeton/Franklin Investments Services (Asia) Limited, dated September 18, 1995, incorporated by reference to Exhibit 10.24 to the 1995 Annual Report

10.22	Subcontract for Transfer Agency and Shareholder Services dated November 1, 1996 by and between Franklin/Templeton Investor Services, Inc. and PFPC Inc., incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (File No. 001-09318) (the “1996 Annual Report”)

10.23	Representative Sample of Franklin/Templeton Investor Services, Inc. Transfer Agent and Shareholder Services Agreement, incorporated by reference to Exhibit 10.26 to the 1996 Annual Report

10.24	Representative Administration Agreement between Templeton Growth Fund, Inc. and Franklin Templeton Services, Inc., incorporated by reference to Exhibit 10.27 to the 1996 Annual Report

10.25	Representative Sample of Fund Administration Agreement with Franklin Templeton Services, Inc., incorporated by reference to Exhibit 10.28 to the 1996 Annual Report

10.26	Representative Subcontract for Fund Administrative Services between Franklin Advisers, Inc. and Franklin Templeton Services, Inc., incorporated by reference to Exhibit 10.29 to the 1996 Annual Report

Exhibit No.	Description
10.27	Representative Investment Advisory Agreement between Franklin Mutual Series Fund Inc. and Franklin Mutual Advisers, Inc., incorporated by reference to Exhibit 10.30 to the 1996 Annual Report

10.28	Representative Management Agreement between Franklin Valuemark Funds and Franklin Mutual Advisers, Inc., incorporated by reference to Exhibit 10.31 to the 1996 Annual Report

10.29	Representative Investment Advisory and Asset Allocation Agreement between Franklin Templeton Fund Allocator Series and Franklin Advisers, Inc., incorporated by reference to Exhibit 10.32 to the 1996 Annual Report

10.30	Representative Management Agreement between Franklin New York Tax-Free Income Fund, Inc. and Franklin Investment Advisory Services, Inc., incorporated by reference to Exhibit 10.33 to the 1996 Annual Report

10.31	Representative Agreement for the Supply of Investment Management and Administration Services, dated February 16, 1998, by and between Templeton Funds and Templeton Investment Management Limited, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No. 001-09318)

10.32	Representative Investment Management Agreement between Templeton Investment Counsel, Inc. and Client (ERISA), as amended, incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 1998 (File No. 001-09318) (the “1998 Annual Report”)

10.33	Representative Investment Management Agreement between Templeton Investment Counsel, Inc. and Client (non-ERISA), as amended, incorporated by reference to Exhibit 10.40 to the 1998 Annual Report

10.34	Representative Variable Insurance Fund Participation Agreement among Templeton Variable Products Series Fund or Franklin Valuemark Fund, Franklin/Templeton Distributors, Inc. and an insurance company, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1998 (File No. 001-09318)

10.35	Representative Amended and Restated Distribution Agreement among Templeton Emerging Markets Fund, Templeton Canadian Bond Fund, Templeton International Stock Fund, Templeton Canadian Stock Fund, Templeton Global Smaller Companies Fund, Templeton Global Bond Fund, Templeton Treasury Bill Fund, Templeton Global Balanced Fund, Templeton International Balanced Fund, Templeton Canadian Asset Allocation Fund, Mutual Beacon Fund, Franklin U.S. Small Cap Growth Fund, Templeton Balanced Fund, Templeton Growth Fund, Ltd., Templeton Management Limited, and FEP Capital, L.P. dated December 31, 1998, incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 001-09318) (the “2000 Annual Report”)

Exhibit No.	Description
10.36	Representative Purchase and Sales Agreement by and among Franklin/Templeton Distributors, Inc., Franklin Resources, Inc., and Lightning Finance Company Limited dated August 1, 1999, incorporated by reference to Exhibit 10.46 to the 2000 Annual Report

10.37	Representative Advisory Agreement between Templeton Global Advisors Limited and Templeton Asset Management Limited dated December 21, 1999, incorporated by reference to Exhibit 10.47 to the 2000 Annual Report

10.38	Representative Amended and Restated Commission Paying Agreement between Templeton Global Strategy Funds, Templeton Global Advisors Limited, Templeton Global Strategic Services S.A., and Lightning Finance Company Limited dated January 31, 2000, incorporated by reference to Exhibit 10.48 to the 2000 Annual Report

10.39	Representative Variable Insurance Fund Participation Agreement among Franklin Templeton Variable Insurance Products Trust (formerly Franklin Valuemark Funds), Franklin/Templeton Distributors, Inc., and CUNA Mutual Life Insurance Company dated May 1, 2000, incorporated by reference to Exhibit 10.49 to the 2000 Annual Report

10.40	Representative Amended and Restated Distribution Agreement between Franklin/Templeton Distributors, Inc. and Franklin Growth and Income Fund dated August 10, 2000, incorporated by reference to Exhibit 10.52 to the 2000 Annual Report

10.41	Representative Sub-Advisory Agreement between FTTrust Company, on behalf of Templeton International Smaller Companies Fund, Templeton Investment Counsel, LLC, and Templeton Asset Management Limited, dated January 23, 2001, incorporated by reference to Exhibit 10.55 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001 (File No. 001-09318) (the “March 2001 Quarterly Report”)

10.42	Managed Operations Services Agreement between Franklin Templeton Companies, LLC, and International Business Machines Corporation dated February 6, 2001, incorporated by reference to Exhibit 10.56 to the March 2001 Quarterly Report

10.43	Representative Agency Agreement between FTTrust Company and Franklin/Templeton Investor Services, LLC, dated April 1, 2001, incorporated by reference to Exhibit 10.57 to the March 2001 Quarterly Report

10.44	Representative Amended and Restated Master Management Agreement between Franklin Templeton Investment Corp., as Trustee of mutual funds and Franklin Templeton Investment Corp., as Manager, dated May 31, 2001, incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (File No. 001-09318) (the “2001 Annual Report”)

10.45	Representative Master Management Agreement dated May 31, 2001 between Franklin Templeton Tax Class Corp. and Franklin Templeton Investments Corp., incorporated by reference to Exhibit 10.61 to the 2001 Annual Report

Exhibit No.	Description
10.46	Amendments dated July 2, 2001, June 10, 2002 and February 3, 2003 to the Managed Operations Services Agreement dated February 6, 2001, between Franklin Templeton Companies, LLC and International Business Machines Corporation, incorporated by reference to Exhibit 10.69 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 001-09318) (the “March 2003 Quarterly Report”)

10.47	Representative Form of Franklin Templeton Investor Services, LLC Transfer Agent and Shareholder Services Agreement, incorporated by reference to Exhibit 10.70 to the March 2003 Quarterly Report

10.48	Amendments dated July 1, 2003 and September 1, 2003 to the Managed Operations Service Agreement dated February 6, 2001, between Franklin Templeton Companies, LLC and International Business Machines Corporation, incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 001-09318)

10.49	Form of Restricted Stock Award Agreement and Notice of Restricted Stock Award under the Company’s 2002 Universal Stock Incentive Plan, incorporated by reference to Exhibit 10.74 to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2004 (File No. 001-09318) (the “November 12, 2004 Form 8-K”)*

10.50	Form of Stock Option Agreement and Notice of Stock Option Grant under the Company’s 2002 Universal Stock Incentive Plan, incorporated by reference to Exhibit 10.75 to the November 12, 2004 Form 8-K*

10.51	Franklin Resources, Inc. Deferred Compensation Arrangement for Director’s Fees, dated as of January 21, 2005, by and between Franklin Resources, Inc. and Samuel H. Armacost incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2005 (File No. 001-09318) (the “January 27, 2005 Form 8-K”)*

10.52	Franklin Resources, Inc. 2002 Universal Stock Incentive Plan (as amended and restated December 16, 2004) incorporated by reference to Exhibit 10.2 to the January 27, 2005 Form 8-K*

10.53	Description of Performance Goals for the Company’s Co-Chief Executive Officers for the 2005 Fiscal Year under the 2004 Key Executive Incentive Compensation Plan, incorporated by reference to Exhibit 10.87 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318)*

10.54	Five Year Facility Credit Agreement dated as of June 10, 2005 among Franklin Resources, Inc., the Banks parties thereto, Bank of America, N.A. and The Bank of New York, as Co-Syndication Agents, Citibank, N.A. and BNP Paribas, as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2005 (File No. 001-09318)

Exhibit No.	Description
10.55	Agreement, dated as of June 1, 2005, by and between Franklin Resources, Inc. and Craig S. Tyle, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2005 (File No. 001-09318)*

10.56	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2005 (File No. 001-09318)*

10.57	Franklin Resources, Inc. Deferred Compensation Arrangement for Director’s Fees, amended and restated as of October 18, 2005, by and between Franklin Resources, Inc. and Louis E. Woodworth, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2005 (File No. 001-09318)*

10.58	Form of Notice of Restricted Fund Unit Award and Restricted Fund Unit Award Agreement (standard), incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2005 (File No. 001-09318) (the “November 3, 2005 Form 8-K”)*

10.59	Form of Notice of Restricted Fund Unit Award and Restricted Fund Unit Award Agreement (other), incorporated by reference to Exhibit 10.3 to the November 3, 2005 Form 8-K*

10.60	Form of Notice of Restricted Stock Award and Restricted Stock Award Agreement (in recognition of past efforts and contributions), incorporated by reference to Exhibit 10.4 to the November 3, 2005 Form 8-K*

10.61	Form of Notice of Restricted Stock Award and Restricted Stock Award Agreement (inducement/performance), incorporated by reference to Exhibit 10.5 to the November 3, 2005 Form 8-K*

10.62	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (in recognition of past efforts and contributions), incorporated by reference to Exhibit 10.6 to the November 3, 2005 Form 8-K*

10.63	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (inducement/performance), incorporated by reference to Exhibit 10.7 to the November 3, 2005 Form 8-K*

10.64	Form of Amendment to Deferred Compensation Agreement for Director’s Fees, incorporated by reference to Exhibit 10.90 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 001-09318) (the “2005 Annual Report”)*

10.65	Employment Agreement entered into on December 26, 2000 by and among William Y. Yun, Fiduciary Trust Company International and Franklin Resources, Inc., as amended, incorporated by reference to Exhibit 10.93 to the 2005 Annual Report*

10.66	2006 Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2005 (File No. 001-09318)*

Exhibit No.	Description
10.67	Description of Performance Goals for the Company’s Chief Executive Officer for the 2006 Fiscal Year under the 2004 Key Executive Incentive Compensation Plan, incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2005 (File No. 001-09318)*

10.68	Amendment Number 6 to the Managed Operations Services Agreement, dated March 6, 2006, by and between Franklin Templeton Companies, LLC, and International Business Machines Corporation, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006 (File No. 001-09318) (the “March 2006 Quarterly Report”)

10.69	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.4 to the March 2006 Quarterly Report*

10.70	Form of Amended and Restated Indemnification Agreement, incorporated by reference to Exhibit 10.5 to the March 2006 Quarterly Report*

10.71	Form of Notice of Restricted Fund Unit Award and Restricted Fund Unit Award Agreement (standard), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2006 (File No. 001-09318) (the “November 8, 2006 Form 8-K”)*

10.72	Form of Notice of Restricted Fund Unit Award and Restricted Fund Unit Award Agreement (other), incorporated by reference to Exhibit 10.2 to the November 8, 2006 Form 8-K*

10.73	Form of Notice of Restricted Stock Award and Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.3 to the November 8, 2006 Form 8-K*

10.74	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.4 to the November 8, 2006 Form 8-K*

10.75	Description of Bonus Payments to Certain Current Executive Officers and One Former Executive Officer of the Company, incorporated by reference to Exhibit 10.5 to the November 8, 2006 Form 8-K*

10.76	Named Executive Officer Compensation as of November 21, 2006, incorporated by reference to Exhibit 10.91 of Franklin Resources, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006*

10.77	Franklin Resources, Inc. 1998 Employee Stock Investment Plan, as amended and restated December 13, 2006, incorporated by reference to Exhibit 10.1 to Franklin Resources, Inc.’s Current Report on Form 8-K filed with the SEC on December 22, 2006 (the “December 22, 2006 Form 8-K”)*

10.78	Franklin Resources, Inc. Amended and Restated Annual Incentive Compensation Plan (amended and restated December 13, 2006), incorporated by reference to Exhibit 10.2 to the December 22, 2006 Form 8-K*

Exhibit No.	Description
10.79	Franklin Resources, Inc. 2004 Key Executive Incentive Compensation Plan, as amended December 13, 2006, incorporated by reference to Exhibit 10.3 to the December 22, 2006 Form 8-K*

10.80	Non-Employee Director Compensation as of December 31, 2006, incorporated by reference to Exhibit 10.10 to the December 2006 Quarterly Report*

10.81	Master Confirmation between Franklin Resources, Inc. and Merrill Lynch International, dated March 13, 2007 (includes as Exhibit A thereto a Supplemental Confirmation), incorporated by reference to Exhibit 10.1 to the March 2007 quarterly Report (Portions of this exhibit (indicated by asterisks) were omitted pursuant to a request for confidential treatment)

12	Computation of Ratios of Earnings to Fixed Charges

21	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*	Management/Employment Contract or Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.

Date:	November 28, 2007	By:	/s/ Kenneth A. Lewis
Kenneth A. Lewis, Executive Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date:	November 28, 2007	By:	/s/ Samuel H. Armacost
Samuel H. Armacost, Director

Date:	November 28, 2007	By:	/s/ Charles Crocker
Charles Crocker, Director

Date:	November 28, 2007	By:	/s/ Joseph R. Hardiman
Joseph R. Hardiman, Director

Date:	November 28, 2007	By:	/s/ Robert D. Joffe
Robert D. Joffe, Director

Date:	November 28, 2007	By:	/s/ Charles B. Johnson
Charles B. Johnson, Chairman and Director

Date:	November 28, 2007	By:	/s/ Gregory E. Johnson
Gregory E. Johnson, President and Chief Executive Officer (Principal Executive Officer)

Date:	November 28, 2007	By:	/s/ Rupert H. Johnson, Jr.
Rupert H. Johnson, Jr., Vice Chairman and Director

Date:	November 28, 2007	By:	/s/ Thomas H. Kean
Thomas H. Kean, Director

Date:	November 28, 2007	By:	/s/ Kenneth A. Lewis
Kenneth A. Lewis, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date:	November 28, 2007	By:	/s/ Chutta Ratnathicam
Chutta Ratnathicam, Director

Date:	November 28, 2007	By:	/s/ Peter M. Sacerdote
Peter M. Sacerdote, Director

Date:	November 28, 2007	By:	/s/ Laura Stein
Laura Stein, Director

Date:	November 28, 2007	By:	/s/ Anne M. Tatlock
Anne M. Tatlock, Director

Date:	November 28, 2007	By:	/s/ Louis E. Woodworth
Louis E. Woodworth, Director

EXHIBIT INDEX

Exhibit No.	Description
3(i)(a)	Registrant’s Certificate of Incorporation, as filed November 28, 1969, incorporated by reference to Exhibit (3)(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (File No. 001-09318) (the “1994 Annual Report”)

3(i)(b)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed March 1, 1985, incorporated by reference to Exhibit 3(ii) to the 1994 Annual Report

3(i)(c)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed April 1, 1987, incorporated by reference to Exhibit 3(iii) to the 1994 Annual Report

3(i)(d)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed February 2, 1994, incorporated by reference to Exhibit 3(iv) to the 1994 Annual Report

3(i)(e)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed on February 4, 2005, incorporated by reference to Exhibit (3)(i)(e) to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318)

3(ii)	Registrant’s Amended and Restated By-laws of Franklin Resources, Inc. (as adopted July 9, 2007), incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2007 (File No. 001-09318)

4.1	Indenture between Franklin Resources, Inc. and The Chase Manhattan Bank (formerly Chemical Bank), as trustee, dated as of May 19, 1994, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-3, filed with the SEC on April 14, 1994 (File No. 033-53147)

4.2	Form of 3.7% Senior Notes due 2008, incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 001-09318)

10.1	Representative Distribution Plan between Templeton Growth Fund, Inc. and Franklin/Templeton Investor Services, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1993 (File No. 001-09318) (the “1993 Annual Report”)

10.2	Representative Transfer Agent Agreement between Templeton Growth Fund, Inc. and Franklin/Templeton Investor Services, Inc., incorporated by reference to Exhibit 10.3 to the 1993 Annual Report

10.3	Representative Investment Management Agreement between Templeton Growth Fund, Inc. and Templeton, Galbraith & Hansberger Ltd., incorporated by reference to Exhibit 10.5 to the 1993 Annual Report

10.4	Representative Management Agreement between Franklin Advisers, Inc. and the Franklin Group of Funds, incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1992 (File No. 001-09318) (the “1992 Annual Report”)

10.5	Representative Distribution 12b-1 Plan between Franklin/Templeton Distributors, Inc. and the Franklin Group of Funds, incorporated by reference to Exhibit 10.3 to the 1992 Annual Report

Exhibit No.	Description
10.6	Representative Amended and Restated Distribution Agreement between Franklin/Templeton Distributors, Inc. and Franklin Federal Tax-Free Income Fund, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1995 (File No. 001-09318) (the “June 1995 Quarterly Report”)

10.7	Distribution 12b-1 Plan for Class II shares between Franklin/Templeton Distributors, Inc. and Franklin Federal Tax-Free Income Fund, incorporated by reference to Exhibit 10.2 to the June 1995 Quarterly Report

10.8	Representative Investment Management Agreement between Templeton Global Strategy SICAV and Templeton Investment Management Limited, incorporated by reference to Exhibit 10.3 to the June 1995 Quarterly Report

10.9	Representative Sub-Distribution Agreement between Templeton, Galbraith & Hansberger Ltd. and BAC Corp. Securities, incorporated by reference to Exhibit 10.4 to the June 1995 Quarterly Report

10.10	Representative Dealer Agreement between Franklin/Templeton Distributors, Inc. and Dealer, incorporated by reference to Exhibit 10.5 to the June 1995 Quarterly Report

10.11	Representative Investment Management Agreement between Templeton Investment Counsel, Inc. and Client (ERISA), incorporated by reference to Exhibit 10.6 to the June 1995 Quarterly Report

10.12	Representative Investment Management Agreement between Templeton Investment Counsel, Inc. and Client (non-ERISA), incorporated by reference to Exhibit 10.7 to the June 1995 Quarterly Report

10.13	Representative Amended and Restated Transfer Agent and Shareholder Services Agreement between Franklin/Templeton Investor Services, Inc. and Franklin Custodian Funds, Inc., dated July 1, 1995, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1995 (File No. 001-09318) (the “1995 Annual Report”)

10.14	Representative Amended and Restated Distribution Agreement between Franklin/Templeton Distributors, Inc. and Franklin Custodian Funds, Inc., incorporated by reference to Exhibit 10.17 to the 1995 Annual Report

10.15	Representative Class II Distribution Plan between Franklin/Templeton Distributors, Inc. and Franklin Custodian Funds, Inc., on behalf of its Growth Series, incorporated by reference to Exhibit 10.18 to the 1995 Annual Report

10.16	Representative Dealer Agreement between Franklin/Templeton Distributors, Inc. and Dealer, incorporated by reference to Exhibit 10.19 to the 1995 Annual Report

10.17	Representative Mutual Fund Purchase and Sales Agreement for Accounts of Bank and Trust Company Customers, effective July 1, 1995, incorporated by reference to Exhibit 10.20 to the 1995 Annual Report

10.18	Representative Management Agreement between Franklin Value Investors Trust, on behalf of Franklin MicroCap Value Fund and Franklin Advisers, Inc., incorporated by reference to Exhibit 10.21 to the 1995 Annual Report

10.19	Representative Sub-Distribution Agreement between Templeton, Galbraith & Hansberger Ltd. and Sub-Distributor, incorporated by reference to Exhibit 10.22 to the 1995 Annual Report

Exhibit No.	Description
10.20	Representative Non-Exclusive Underwriting Agreement between Templeton Growth Fund, Inc. and Templeton/Franklin Investments Services (Asia) Limited, dated September 18, 1995, incorporated by reference to Exhibit 10.23 to the 1995 Annual Report

10.21	Representative Shareholder Services Agreement between Franklin/Templeton Investor Services, Inc. and Templeton/Franklin Investments Services (Asia) Limited, dated September 18, 1995, incorporated by reference to Exhibit 10.24 to the 1995 Annual Report

10.22	Subcontract for Transfer Agency and Shareholder Services dated November 1, 1996 by and between Franklin/Templeton Investor Services, Inc. and PFPC Inc., incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (File No. 001-09318) (the “1996 Annual Report”)

10.23	Representative Sample of Franklin/Templeton Investor Services, Inc. Transfer Agent and Shareholder Services Agreement, incorporated by reference to Exhibit 10.26 to the 1996 Annual Report

10.24	Representative Administration Agreement between Templeton Growth Fund, Inc. and Franklin Templeton Services, Inc., incorporated by reference to Exhibit 10.27 to the 1996 Annual Report

10.25	Representative Sample of Fund Administration Agreement with Franklin Templeton Services, Inc., incorporated by reference to Exhibit 10.28 to the 1996 Annual Report

10.26	Representative Subcontract for Fund Administrative Services between Franklin Advisers, Inc. and Franklin Templeton Services, Inc., incorporated by reference to Exhibit 10.29 to the 1996 Annual Report

10.27	Representative Investment Advisory Agreement between Franklin Mutual Series Fund Inc. and Franklin Mutual Advisers, Inc., incorporated by reference to Exhibit 10.30 to the 1996 Annual Report

10.28	Representative Management Agreement between Franklin Valuemark Funds and Franklin Mutual Advisers, Inc., incorporated by reference to Exhibit 10.31 to the 1996 Annual Report

10.29	Representative Investment Advisory and Asset Allocation Agreement between Franklin Templeton Fund Allocator Series and Franklin Advisers, Inc., incorporated by reference to Exhibit 10.32 to the 1996 Annual Report

10.30	Representative Management Agreement between Franklin New York Tax-Free Income Fund, Inc. and Franklin Investment Advisory Services, Inc., incorporated by reference to Exhibit 10.33 to the 1996 Annual Report

10.31	Representative Agreement for the Supply of Investment Management and Administration Services, dated February 16, 1998, by and between Templeton Funds and Templeton Investment Management Limited, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No. 001-09318)

10.32	Representative Investment Management Agreement between Templeton Investment Counsel, Inc. and Client (ERISA), as amended, incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 1998 (File No. 001-09318) (the “1998 Annual Report”)

Exhibit No.	Description
10.33	Representative Investment Management Agreement between Templeton Investment Counsel, Inc. and Client (non-ERISA), as amended, incorporated by reference to Exhibit 10.40 to the 1998 Annual Report

10.34	Representative Variable Insurance Fund Participation Agreement among Templeton Variable Products Series Fund or Franklin Valuemark Fund, Franklin/Templeton Distributors, Inc. and an insurance company, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1998 (File No. 001-09318)

10.35	Representative Amended and Restated Distribution Agreement among Templeton Emerging Markets Fund, Templeton Canadian Bond Fund, Templeton International Stock Fund, Templeton Canadian Stock Fund, Templeton Global Smaller Companies Fund, Templeton Global Bond Fund, Templeton Treasury Bill Fund, Templeton Global Balanced Fund, Templeton International Balanced Fund, Templeton Canadian Asset Allocation Fund, Mutual Beacon Fund, Franklin U.S. Small Cap Growth Fund, Templeton Balanced Fund, Templeton Growth Fund, Ltd., Templeton Management Limited, and FEP Capital, L.P. dated December 31, 1998, incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 001-09318) (the “2000 Annual Report”)

10.36	Representative Purchase and Sales Agreement by and among Franklin/Templeton Distributors, Inc., Franklin Resources, Inc., and Lightning Finance Company Limited dated August 1, 1999, incorporated by reference to Exhibit 10.46 to the 2000 Annual Report

10.37	Representative Advisory Agreement between Templeton Global Advisors Limited and Templeton Asset Management Limited dated December 21, 1999, incorporated by reference to Exhibit 10.47 to the 2000 Annual Report

10.38	Representative Amended and Restated Commission Paying Agreement between Templeton Global Strategy Funds, Templeton Global Advisors Limited, Templeton Global Strategic Services S.A., and Lightning Finance Company Limited dated January 31, 2000, incorporated by reference to Exhibit 10.48 to the 2000 Annual Report

10.39	Representative Variable Insurance Fund Participation Agreement among Franklin Templeton Variable Insurance Products Trust (formerly Franklin Valuemark Funds), Franklin/Templeton Distributors, Inc., and CUNA Mutual Life Insurance Company dated May 1, 2000, incorporated by reference to Exhibit 10.49 to the 2000 Annual Report

10.40	Representative Amended and Restated Distribution Agreement between Franklin/Templeton Distributors, Inc. and Franklin Growth and Income Fund dated August 10, 2000, incorporated by reference to Exhibit 10.52 to the 2000 Annual Report

10.41	Representative Sub-Advisory Agreement between FTTrust Company, on behalf of Templeton International Smaller Companies Fund, Templeton Investment Counsel, LLC, and Templeton Asset Management Limited, dated January 23, 2001, incorporated by reference to Exhibit 10.55 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001 (File No. 001-09318) (the “March 2001 Quarterly Report”)

10.42	Managed Operations Services Agreement between Franklin Templeton Companies, LLC, and International Business Machines Corporation dated February 6, 2001, incorporated by reference to Exhibit 10.56 to the March 2001 Quarterly Report

Exhibit No.	Description
10.43	Representative Agency Agreement between FTTrust Company and Franklin/Templeton Investor Services, LLC, dated April 1, 2001, incorporated by reference to Exhibit 10.57 to the March 2001 Quarterly Report

10.44	Representative Amended and Restated Master Management Agreement between Franklin Templeton Investment Corp., as Trustee of mutual funds and Franklin Templeton Investment Corp., as Manager, dated May 31, 2001, incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (File No. 001-09318) (the “2001 Annual Report”)

10.45	Representative Master Management Agreement dated May 31, 2001 between Franklin Templeton Tax Class Corp. and Franklin Templeton Investments Corp., incorporated by reference to Exhibit 10.61 to the 2001 Annual Report

10.46	Amendments dated July 2, 2001, June 10, 2002 and February 3, 2003 to the Managed Operations Services Agreement dated February 6, 2001, between Franklin Templeton Companies, LLC and International Business Machines Corporation, incorporated by reference to Exhibit 10.69 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 001-09318) (the “March 2003 Quarterly Report”)

10.47	Representative Form of Franklin Templeton Investor Services, LLC Transfer Agent and Shareholder Services Agreement, incorporated by reference to Exhibit 10.70 to the March 2003 Quarterly Report

10.48	Amendments dated July 1, 2003 and September 1, 2003 to the Managed Operations Service Agreement dated February 6, 2001, between Franklin Templeton Companies, LLC and International Business Machines Corporation, incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 001-09318)

10.49	Form of Restricted Stock Award Agreement and Notice of Restricted Stock Award under the Company’s 2002 Universal Stock Incentive Plan, incorporated by reference to Exhibit 10.74 to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2004 (File No. 001-09318) (the “November 12, 2004 Form 8-K”)*

10.50	Form of Stock Option Agreement and Notice of Stock Option Grant under the Company’s 2002 Universal Stock Incentive Plan, incorporated by reference to Exhibit 10.75 to the November 12, 2004 Form 8-K*

10.51	Franklin Resources, Inc. Deferred Compensation Arrangement for Director’s Fees, dated as of January 21, 2005, by and between Franklin Resources, Inc. and Samuel H. Armacost incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2005 (File No. 001-09318) (the “January 27, 2005 Form 8-K”)*

10.52	Franklin Resources, Inc. 2002 Universal Stock Incentive Plan (as amended and restated December 16, 2004) incorporated by reference to Exhibit 10.2 to the January 27, 2005 Form 8-K*

10.53	Description of Performance Goals for the Company’s Co-Chief Executive Officers for the 2005 Fiscal Year under the 2004 Key Executive Incentive Compensation Plan, incorporated by reference to Exhibit 10.87 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318)*

Exhibit No.	Description
10.54	Five Year Facility Credit Agreement dated as of June 10, 2005 among Franklin Resources, Inc., the Banks parties thereto, Bank of America, N.A. and The Bank of New York, as Co-Syndication Agents, Citibank, N.A. and BNP Paribas, as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2005 (File No. 001-09318)

10.55	Agreement, dated as of June 1, 2005, by and between Franklin Resources, Inc. and Craig S. Tyle, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2005 (File No. 001-09318)*

10.56	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2005 (File No. 001-09318)*

10.57	Franklin Resources, Inc. Deferred Compensation Arrangement for Director’s Fees, amended and restated as of October 18, 2005, by and between Franklin Resources, Inc. and Louis E. Woodworth, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2005 (File No. 001-09318)*

10.58	Form of Notice of Restricted Fund Unit Award and Restricted Fund Unit Award Agreement (standard), incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2005 (File No. 001-09318) (the “November 3, 2005 Form 8-K”)*

10.59	Form of Notice of Restricted Fund Unit Award and Restricted Fund Unit Award Agreement (other), incorporated by reference to Exhibit 10.3 to the November 3, 2005 Form 8-K*

10.60	Form of Notice of Restricted Stock Award and Restricted Stock Award Agreement (in recognition of past efforts and contributions), incorporated by reference to Exhibit 10.4 to the November 3, 2005 Form 8-K*

10.61	Form of Notice of Restricted Stock Award and Restricted Stock Award Agreement (inducement/performance), incorporated by reference to Exhibit 10.5 to the November 3, 2005 Form 8-K*

10.62	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (in recognition of past efforts and contributions), incorporated by reference to Exhibit 10.6 to the November 3, 2005 Form 8-K*

10.63	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (inducement/performance), incorporated by reference to Exhibit 10.7 to the November 3, 2005 Form 8-K*

10.64	Form of Amendment to Deferred Compensation Agreement for Director’s Fees, incorporated by reference to Exhibit 10.90 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 001-09318) (the “2005 Annual Report”)*

10.65	Employment Agreement entered into on December 26, 2000 by and among William Y. Yun, Fiduciary Trust Company International and Franklin Resources, Inc., as amended, incorporated by reference to Exhibit 10.93 to the 2005 Annual Report*

10.66	2006 Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2005 (File No. 001-09318)*

Exhibit No.	Description
10.67	Description of Performance Goals for the Company’s Chief Executive Officer for the 2006 Fiscal Year under the 2004 Key Executive Incentive Compensation Plan, incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2005 (File No. 001-09318)*

10.68	Amendment Number 6 to the Managed Operations Services Agreement, dated March 6, 2006, by and between Franklin Templeton Companies, LLC, and International Business Machines Corporation, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006 (File No. 001-09318) (the “March 2006 Quarterly Report”)

10.69	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.4 to the March 2006 Quarterly Report*

10.70	Form of Amended and Restated Indemnification Agreement, incorporated by reference to Exhibit 10.5 to the March 2006 Quarterly Report*

10.71	Form of Notice of Restricted Fund Unit Award and Restricted Fund Unit Award Agreement (standard), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2006 (File No. 001-09318) (the “November 8, 2006 Form 8-K”)*

10.72	Form of Notice of Restricted Fund Unit Award and Restricted Fund Unit Award Agreement (other), incorporated by reference to Exhibit 10.2 to the November 8, 2006 Form 8-K*

10.73	Form of Notice of Restricted Stock Award and Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.3 to the November 8, 2006 Form 8-K*

10.74	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.4 to the November 8, 2006 Form 8-K*

10.75	Description of Bonus Payments to Certain Current Executive Officers and One Former Executive Officer of the Company, incorporated by reference to Exhibit 10.5 to the November 8, 2006 Form 8-K*

10.76	Named Executive Officer Compensation as of November 21, 2006, incorporated by reference to Exhibit 10.91 of Franklin Resources, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006*

10.77	Franklin Resources, Inc. 1998 Employee Stock Investment Plan, as amended and restated December 13, 2006, incorporated by reference to Exhibit 10.1 to Franklin Resources, Inc.’s Current Report on Form 8-K filed with the SEC on December 22, 2006 (the “December 22, 2006 Form 8-K)*

10.78	Franklin Resources, Inc. Amended and Restated Annual Incentive Compensation Plan (amended and restated December 13, 2006), incorporated by reference to Exhibit 10.2 to the December 22, 2006 Form 8-K*

10.79	Franklin Resources, Inc. 2004 Key Executive Incentive Compensation Plan, as amended December 13, 2006, incorporated by reference to Exhibit 10.3 to the December 22, 2006 Form 8-K*

10.80	Non-Employee Director Compensation as of December 31, 2006, incorporated by reference to Exhibit 10.10 to the December 2006 Quarterly Report*

Exhibit No.	Description
10.81	Master Confirmation between Franklin Resources, Inc. and Merrill Lynch International, dated March 13, 2007 (includes as Exhibit A thereto a Supplemental Confirmation), incorporated by reference to Exhibit 10.1 to the March 2007 quarterly Report (Portions of this exhibit (indicated by asterisks) were omitted pursuant to a request for confidential treatment)

12	Computation of Ratios of Earnings to Fixed Charges

21	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*	Management/Employment Contract or Compensatory Plan or Arrangement