Form 10-Q
period 2007-12-31
FRANKLIN RESOURCES INC
filed 2008-02-08
CIK 38777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Outstanding: 238,277,402 shares of common stock, par value $0.10 per share, of Franklin Resources, Inc. as of January 31, 2008.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Statements of Income

Unaudited

	Three Months Ended December 31,
(in thousands, except per share data)	2007	2006
Operating Revenues
Investment management fees	$1,020,315	$831,890
Underwriting and distribution fees	573,796	509,773
Shareholder servicing fees	73,175	67,565
Consolidated sponsored investment products income, net	2,904	837
Other, net	15,401	17,750

Total operating revenues	1,685,591	1,427,815

Operating Expenses
Underwriting and distribution	552,590	478,051
Compensation and benefits	280,290	251,016
Information systems, technology and occupancy	79,617	75,063
Advertising and promotion	46,644	34,861
Amortization of deferred sales commissions	44,551	33,747
Other	46,170	47,007

Total operating expenses	1,049,862	919,745

Operating income	635,729	508,070
Other Income (Expenses)
Consolidated sponsored investment products (losses) gains, net	(977)	30,286
Investment and other income, net	80,773	71,109
Interest expense	(6,045)	(6,122)

Other income, net	73,751	95,273

Income before taxes on income	709,480	603,343
Taxes on income	191,164	176,543

Net Income	$518,316	$426,800

Earnings per Share
Basic	$2.15	$1.69
Diluted	2.12	1.67
Dividends per Share	$0.20	$0.15

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Balance Sheets

Unaudited

(in thousands)	December 31, 2007	September 30, 2007
Assets

Current Assets
Cash and cash equivalents	$2,573,250	$3,304,495
Receivables	781,626	865,128
Investment securities, trading	374,956	365,968
Investment securities, available-for-sale	500,883	539,051
Other investments	600,000	300,000
Deferred taxes and other	86,894	82,084

Total current assets	4,917,609	5,456,726

Banking/Finance Assets
Cash and cash equivalents	309,023	279,688
Loans held for sale	478,049	341,719
Loans receivable, net	270,963	240,520
Investment securities, available-for-sale	203,875	160,223
Other	18,511	26,028

Total banking/finance assets	1,280,421	1,048,178

Non-Current Assets
Investments, other	539,092	523,901
Deferred sales commissions	241,400	257,888
Property and equipment, net	561,006	559,483
Goodwill	1,456,915	1,456,411
Other intangible assets, net	599,584	601,833
Receivable from banking/finance group	50,640	10,978
Other	26,084	27,852

Total non-current assets	3,474,721	3,438,346

Total Assets	$9,672,751	$9,943,250

[Table continued on next page]

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Balance Sheets

Unaudited

[Table continued from previous page]

( in thousands, except share data)	December 31, 2007	September 30, 2007
Liabilities and Stockholders’ Equity

Current Liabilities
Compensation and benefits	$170,766	$322,956
Current maturities of long-term debt	420,000	420,000
Accounts payable and accrued expenses	206,406	272,248
Commissions	287,010	274,697
Income taxes	136,902	119,667
Other	27,908	26,075

Total current liabilities	1,248,992	1,435,643

Banking/Finance Liabilities
Deposits	516,336	442,011
Payable to parent	50,640	10,978
Variable funding notes	340,254	240,773
Other	48,973	58,243

Total banking/finance liabilities	956,203	752,005

Non-Current Liabilities
Long-term debt	151,624	162,125
Deferred taxes	186,871	214,511
Other	78,168	5,287

Total non-current liabilities	416,663	381,923

Total liabilities	2,621,858	2,569,571

Minority Interest	38,002	41,404

Commitments and Contingencies (Note 11)

Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 239,729,048 and 245,469,895 shares issued and outstanding, at December 31, 2007 and September 30, 2007	23,973	24,547
Capital in excess of par value	—	—
Retained earnings	6,767,556	7,049,417
Accumulated other comprehensive income	221,362	258,311

Total stockholders’ equity	7,012,891	7,332,275

Total Liabilities and Stockholders’ Equity	$9,672,751	$9,943,250

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Statements of Cash Flows

Unaudited

	Three Months Ended December 31,
(in thousands)	2007	2006
Net Income	$518,316	$426,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,284	52,539
Equity in net income of affiliated companies	(16,810)	(17,290)
Net gains on sale of assets	(14,105)	(8,055)
Stock-based compensation	16,299	14,362
Excess tax benefits from stock-based compensation arrangements	(26,600)	(33,000)

Changes in operating assets and liabilities:
Decrease (increase) in receivables, prepaid expenses and other	59,128	(28,966)
Originations of loans held for sale	(139,057)	(157,223)
Proceeds from securitization of loans held for sale	—	354,974
Increase in trading securities, net	(102,034)	(36,353)
Advances of deferred sales commissions	(31,058)	(30,097)
Increase in deferred income taxes and taxes payable	70,637	106,651
Increase in commissions payable	12,314	23,624
Decrease in other liabilities	(37,446)	(5,870)
Decrease in accrued compensation and benefits	(157,860)	(110,825)

Net cash provided by operating activities	204,008	551,271

Purchase of investments	(481,446)	(125,726)
Liquidation of investments	233,430	108,198
Purchase of banking/finance investments	(49,190)	(179)
Liquidation of banking/finance investments	7,542	33,778
(Increase) decrease in loans receivable	(30,890)	27,291
Additions of property and equipment, net	(14,547)	(17,589)
Dispositions of subsidiaries, net of cash acquired	—	(2,414)

Net cash (used in) provided by investing activities	(335,101)	23,359

Increase (decrease) in bank deposits	74,325	(17,663)
Exercise of common stock options	2,495	16,438
Dividends paid on common stock	(36,791)	(30,386)
Purchase of common stock	(780,508)	(73,715)
Excess tax benefits from stock-based compensation arrangements	26,600	33,000
Increase in debt	124,187	122,200
Payments on debt	(24,703)	(250,581)
Minority interest	51,571	18,991

Net cash used in financing activities	(562,824)	(181,716)

Effect of exchange rate changes on cash and cash equivalents	(7,993)	—

(Decrease) increase in cash and cash equivalents	(701,910)	392,914
Cash and cash equivalents, beginning of period	3,584,183	3,613,135

Cash and Cash Equivalents, End of Period	$2,882,273	$4,006,049

[Table continued on next page]

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Statements of Cash Flows

Unaudited

[Table continued from previous page]

	Three Months Ended December 31,
(in thousands)	2007	2006
Components of Cash and Cash Equivalents
Cash and cash equivalents, beginning of period:
Current assets	$3,304,495	$3,310,545
Banking/finance assets	279,688	302,590

Total	$3,584,183	$3,613,135
Cash and cash equivalents, end of period:
Current assets	$2,573,250	$3,683,267
Banking/finance assets	309,023	322,782

Total	$2,882,273	$4,006,049

Supplemental Disclosure of Non-Cash Information
Total assets related to the net deconsolidation of certain sponsored investment products	$(111,114)	$(3,298)
Total liabilities related to the net (deconsolidation) consolidation of certain sponsored investment products	(47,147)	10,139

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2007

(Unaudited)

Note 1- Basis of Presentation

We have prepared these unaudited interim financial statements of Franklin Resources, Inc. (the “Company” or “we”) and its consolidated subsidiaries (collectively, “Franklin Templeton Investments”) in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Under these rules and regulations, we have shortened or omitted some information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles. We believe that we have made all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown. All adjustments are normal and recurring. You should read these financial statements together with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. Certain amounts for the comparative prior fiscal year periods have been reclassified to conform to the financial presentation for and at the period ended December 31, 2007.

Note 2 - New Accounting Standards

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R changes the accounting for and reporting of business combinations including, among other things, expanding the definition of a business and a business combination; requiring all assets and liabilities of the acquired business, including goodwill, contingent assets and liabilities, and contingent consideration to be recorded at fair value on the acquisition date; requiring acquisition-related transaction and restructuring costs to be expensed, rather than accounted for as acquisition costs; and requiring reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to be recognized in earnings. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application of SFAS 141R is prohibited. We currently are evaluating the impact that the adoption of SFAS 141R will have on our Consolidated Financial Statements.

In December 2007, the FASB issued Statement of Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (SFAS 160”). SFAS 160 changes the accounting and reporting for noncontrolling interests (previously referred to as minority interests) such that noncontrolling interests will be reported as a component of equity; losses will be allocated to the noncontrolling interest; changes in ownership interests that do not result in a change in control will be accounted for as equity transactions and, upon a loss of control, any gain or loss on the interest sold will be recognized in earnings and any ownership retained will be remeasured at fair value. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier application of SFAS 160 is prohibited. SFAS 160 applies prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements which apply retrospectively for all periods presented. We currently are evaluating the impact that the adoption of SFAS 160 will have on our Consolidated Financial Statements.

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 requires that the realized income tax benefit from dividends and dividend equivalents that are charged to retained earnings and paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recorded as an increase to capital in excess of par value. The Company currently accounts for the income tax benefit of dividends paid on nonvested restricted stock units and nonvested restricted stock awards as an increase to capital in excess of par value. EITF 06-11 applies prospectively to the income tax benefits on dividends declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The adoption of EITF 06-11 is not expected to have a material impact on our Consolidated Financial Statements.

In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance for determining whether the specialized accounting principles of the AICPA “Audit and Accounting Guide Investment Companies” (the “Guide”) should be applied by an entity and whether those specialized accounting principles should be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. SOP 07-1 is effective for fiscal years beginning on or after December 15, 2007, with early application encouraged. On February 6, 2008, the FASB agreed to indefinitely delay the effective date of SOP 07-1 to address the implementation issues that have arisen and to possibly revise SOP 07-1. We currently are evaluating the impact that the adoption of SOP 07-1 will have on our Consolidated Financial Statements.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require new fair value measurements, but provides guidance on how to measure fair value by establishing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for fiscal years beginning after November 15, 2007. On February 6, 2008, the FASB agreed to partially defer the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequently occurring basis, until years beginning after November 15, 2008 and remove certain leasing transactions from the scope of SFAS 157. We currently are evaluating the impact that the adoption of SFAS 157 will have on our Consolidated Financial Statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for tax positions taken or expected to be taken in a tax return. FIN 48 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for related interest and penalties. Under FIN 48, a company must determine for each tax position whether it is more likely than not that the position will be sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to beginning retained earnings. The adoption of FIN 48 on October 1, 2007 resulted in a reduction to beginning retained earnings of $20.8 million as described in Note 10 – Accounting for Uncertainty in Income Taxes.

Note 3 - Comprehensive Income

The following table computes comprehensive income.

	Three Months Ended December 31,
(in thousands)	2007	2006
Net income	$518,316	$426,800
Net unrealized (losses) gains on investments, net of tax	(26,055)	32,349
Currency translation adjustments	(10,836)	19,403
Other	(58)	1,831

Comprehensive Income	$481,367	$480,383

Note 4 - Earnings per Share

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

	Three Months Ended December 31,
(in thousands, except per share data)	2007	2006
Net income	$518,316	$426,800

Weighted-average shares outstanding – basic	241,585	252,400
Incremental shares from assumed conversions:
Common stock options and nonvested stock awards and stock unit awards	2,562	3,147

Weighted-Average Shares Outstanding – Diluted	244,147	255,547

Earnings per Share
Basic	$2.15	$1.69
Diluted	2.12	1.67

For the three months ended December 31, 2007 and 2006, approximately 7.8 thousand and 674.8 thousand nonvested shares related to grants of stock awards and stock unit awards were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

Note 5 - Cash and Cash Equivalents

We disclose cash and cash equivalents as separate components of current assets and banking/finance assets in our Condensed Consolidated Balance Sheets. Cash and cash equivalents consisted of the following:

(in thousands)	December 31, 2007	September 30, 2007
Cash and due from banks	$681,542	$724,809
Federal funds sold and securities purchased under agreements to resell	178,401	87,879
Money market mutual funds, time deposits, securities of U.S. federal agencies, corporate debt securities and other	2,022,330	2,771,495

Total	$2,882,273	$3,584,183

Federal Reserve Board regulations require that certain of our banking subsidiaries maintain reserve balances on deposits with the Federal Reserve Banks. The required reserve balances were $9.1 million at December 31, 2007 and $4.6 million at September 30, 2007.

Note 6 - Consolidated Sponsored Investment Products

The following tables present the effect on our consolidated results of operations and financial position of the consolidation and deconsolidation activity related to sponsored investment products accounted for under FASB Statement of Financial Accounting Standards No. 94, “Consolidation of All Majority-Owned Subsidiaries” and FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”).

	Three Months Ended December 31, 2007
(in thousands)	Before Consolidation	Sponsored Investment Products	Consolidated
Operating Revenues
Investment management fees	$1,023,028	$(2,713)	$1,020,315
Underwriting and distribution fees	574,243	(447)	573,796
Shareholder servicing fees	73,184	(9)	73,175
Consolidated sponsored investment products income, net	—	2,904	2,904
Other, net	15,401	—	15,401

Total operating revenues	1,685,856	(265)	1,685,591

Operating Expenses	1,049,862	—	1,049,862

Operating income	635,994	(265)	635,729

Other Income (Expenses)
Consolidated sponsored investment products losses, net	—	(977)	(977)
Investment and other income, net	88,802	(8,029)	80,773
Interest expense	(6,045)	—	(6,045)

Other income, net	82,757	(9,006)	73,751

Income before taxes on income	718,751	(9,271)	709,480
Taxes on income	193,802	(2,638)	191,164

Net Income	$524,949	$(6,633)	$518,316

	December 31, 2007
(in thousands)	Before Consolidation	Sponsored Investment Products	Consolidated
Assets
Current assets	$4,832,066	$85,543	$4,917,609
Banking/finance assets	1,280,421	—	1,280,421
Non-current assets	3,477,053	(2,332)	3,474,721

Total Assets	$9,589,540	$83,211	$9,672,751

Liabilities and Stockholders’ Equity
Current liabilities	$1,198,808	$50,184	$1,248,992
Banking/finance liabilities	956,203	—	956,203
Non-current liabilities	433,690	(17,027)	416,663

Total Liabilities	2,588,701	33,157	2,621,858
Minority interest	752	37,250	38,002
Total stockholders’ equity	7,000,087	12,804	7,012,891

Total Liabilities and Stockholders’ Equity	$9,589,540	$83,211	$9,672,751

Sales and redemptions of shares of our consolidated sponsored investment products by third parties are a component of the change in minority interest included in financing activities in our Condensed Consolidated Statements of Cash Flows.

Note 7 - Securitization of Loans Held for Sale

From time to time, we enter into automobile loan securitization transactions with qualified special purpose entities and record these transactions as sales. The following table shows details of automobile loan securitization transactions.

	Three Months Ended December 31,
(in thousands)	2007	2006
Net sale proceeds	$—	$353,508
Less: net carrying amount of loans held for sale	—	351,013

Pre-Tax Gain	$—	$2,495

When we sell automobile loans in a securitization transaction, we record an interest-only strip receivable. The interest-only strip receivable represents our contractual right to receive interest from the pool of securitized loans after the payment of required amounts to holders of the securities and certain other costs associated with the securitization. Automobile loans sold in a securitization transaction in the three months ended December 31, 2006 included loans held by a special purpose statutory Delaware trust (the “Trust”) that was organized in fiscal year 2005 to hold our loans held for sale and issue notes under a variable funding note warehouse credit facility (see Note 9 - Debt).

We generally estimate fair value based on the present value of future expected cash flows. The key assumptions used in the present value calculations of our securitization transactions at the date of securitization were as follows:

	Three Months Ended December 31,
	2007	2006
Excess cash flow discount rate (annual rate)	—	12.0%
Cumulative life loss rate	—	4.0%
Pre-payment speed assumption (average monthly rate)	—	1.6%

We determined these assumptions using data from comparable market transactions, historical information, and management’s estimate.

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

(dollar amounts in thousands)	December 31, 2007	September 30, 2007
Carrying amount/fair value of interest-only strips receivable	$ 16,005	$ 19,484

Excess cash flow discount rate (annual rate)	16.0%	14.0%
Impact on fair value of 10% adverse change	$ (282)	$ (281)
Impact on fair value of 20% adverse change	(554)	(552)

Cumulative life loss rate	3.7%	4.0%
Impact on fair value of 10% adverse change	$ (1,874)	$ (1,879)
Impact on fair value of 20% adverse change	(3,401)	(3,427)

Pre-payment speed (average monthly rate)	1.6%	1.6%
Impact on fair value of 10% adverse change	$ (1,900)	$ (1,715)
Impact on fair value of 20% adverse change	(3,393)	(3,069)

Actual future market conditions may differ materially. Accordingly, this sensitivity analysis should not be considered our projection of future events or losses. Changes in the fair value of interest-only receivable are recognized currently in earnings.

Directly and through the Trust, which is consolidated in our results of operations, we also enter into interest-rate swap agreements, accounted for as freestanding derivatives, intended to mitigate the interest risk between the fixed interest rate on the pool of automobile loans and the floating interest rate being paid under the variable funding note warehouse credit facility until the securitization and sale of the related loans. At December 31, 2007, the interest-rate swap had a notional value of $362.3 million and we recorded its fair value of $5.2 million as a part of our banking/finance liabilities on the Condensed Consolidated Balance Sheet. At September 30, 2007, the interest-rate swap had a notional value of $251.4 million and we recorded its fair value of $2.2 million as a part of our banking/finance assets on the Condensed Consolidated Balance Sheet. Changes in fair value of the interest-rate swap are recognized currently in earnings.

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

The following table is a summary of cash flows received from and paid to securitization trusts.

	Three Months Ended December 31,
(in thousands)	2007	2006
Servicing fees received	$3,376	$4,081
Interest-only strips cash flows received	3,701	3,189
Purchase of loans from trusts	(20,490)	(10,577)

Amounts payable to the trustee related to loan principal and interest collected on behalf of the trusts of $21.5 million at December 31, 2007 and $35.3 million at September 30, 2007 are included in other banking/finance liabilities.

The following table shows details of the loans we manage that are held by securitization trusts.

(in thousands)	December 31, 2007	September 30, 2007
Principal amount of loans	$645,201	$749,824
Principal amount of loans 30 days or more past due	21,187	22,841

Net charge-offs on the securitized loan portfolio were $6.4 million and $2.9 million for the three months ended December 31, 2007 and 2006.

Note 8 - Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill and gross intangible assets were as follows:

(in thousands)	Goodwill	Amortized Intangible Assets	Non-amortized Intangible Assets
Balance at October 1, 2007	$1,456,411	$201,505	$520,449
Foreign currency movement	504	9	436

Balance at December 31, 2007	$1,456,915	$201,514	$520,885

Certain of our goodwill and intangible assets are denominated in currencies other than the U.S. dollar; therefore, their gross and net carrying amounts are subject to foreign currency movements.

Intangible assets as of December 31, 2007 and September 30, 2007 were as follows:

	December 31, 2007
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Customer base	$166,477	$(94,074)	$72,403
Other	35,037	(28,741)	6,296

	201,514	(122,815)	78,699
Non-amortized intangible assets
Investment management contracts	520,885	—	520,885

Total	$722,399	$(122,815)	$599,584

	September 30, 2007
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Customer base	$166,471	$(91,866)	$74,605
Other	35,034	(28,255)	6,779

	201,505	(120,121)	81,384
Non-amortized intangible assets
Investment management contracts	520,449	—	520,449

Total	$721,954	$(120,121)	$601,833

We completed our most recent annual impairment test of goodwill and indefinite-lived intangible assets during the quarter ended December 31, 2007, under the guidance of FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, and we determined that there was no impairment in the value of these assets as of October 1, 2007. No impairment loss in the value of goodwill and indefinite-lived intangible assets was recognized during fiscal year 2007. No impairment loss in the value of intangible assets subject to amortization was recognized during the three months ended December 31, 2007 and 2006.

Amortization expense related to definite-lived intangible assets was $2.7 million for the three months ended December 31, 2007 and 2006. The estimated amortization expense related to definite-lived intangible assets as of December 31, 2007 was as follows:

(in thousands)

for the fiscal years ending September 30,
2008 (remaining nine months)	$7,899
2009	10,448
2010	10,448
2011	10,426
2012	8,962
Thereafter	30,516

Total	$78,699

Note 9 - Debt

Outstanding debt consisted of the following:

(in thousands)	December 31, 2007	September 30, 2007
Current
Medium-term notes	$420,000	$420,000

Banking/Finance
Variable funding notes	340,254	240,773

Non-Current
Other	151,624	162,125

Total Debt	$911,878	$822,898

The current portion of long-term debt consists of five-year senior notes due April 15, 2008 totaling $420.0 million (the “medium-term notes”). The medium-term notes, which were offered to qualified institutional buyers only, carry an interest rate of 3.7% and are not redeemable prior to maturity by either the note holders or us. Interest payments are due semi-annually.

The banking/finance operating segment finances its automobile lending business primarily through the issuance of variable funding notes (the “variable funding notes”) under one-year revolving variable funding note warehouse credit facilities. A $250.0 million facility, originally entered into in March 2005 and subsequently extended for additional one-year terms in March 2006 and March 2007, expires in March 2008. In November 2007, we also entered into a $100.0 million facility which expires in November 2008. The variable funding notes issued under these facilities are payable to certain administered conduits and are secured by cash and a pool of automobile loans that meet or are expected to meet certain eligibility requirements. Credit enhancements for the variable funding notes require us to provide, as collateral, loans held for sale with a fair value in excess of the principal amount of the variable funding notes, as well as to hold in trust additional cash balances to cover certain shortfalls. In addition, we provide payment provider commitments in an amount not to exceed 4.66% of the pool balances. We also enter into interest-rate swap agreements, accounted for as freestanding derivatives, intended to mitigate the interest-rate risk between the fixed interest rate on the pool of automobile loans and the floating interest rate being paid on the variable funding notes. We expect to renew or replace the variable funding warehouse credit facilities when they expire.

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

At December 31, 2007, we had $420.0 million in revolving credit available under a Five Year Credit Agreement with certain banks and financial institutions expiring on June 10, 2010 and $500.0 million of short-term commercial paper available for issuance under a $500.0 million private placement. In addition, at December 31, 2007, our banking/finance segment had $350.0 million available in uncommitted short-term bank lines under the Federal Reserve Funds system and an aggregate amount of $178.0 million available in secured Federal Reserve Bank short-term discount window and Federal Home Loan Bank short-term borrowing capacity.

Note 10 – Accounting for Uncertainty in Income Taxes

On October 1, 2007, we adopted the provisions of FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements for a tax position taken or expected to be taken in a tax return. FIN 48 requires that the tax effects of a position be recognized only if it is more-likely-than-not to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. The difference between the tax benefit recognized in the financial statements for a tax position in accordance with FIN 48 and the tax benefit claimed in the income tax return is referred to as an unrecognized tax benefit.

The adoption of FIN 48 resulted in a net decrease to beginning retained earnings of $20.8 million, which was reflected as a cumulative effect of a change in accounting principle, with a corresponding $36.2 million increase to the liability for unrecognized tax benefits, a $3.8 million increase to accrued expenses for interest and penalties, and a $19.2 million increase to deferred tax assets. The increase in the liability for unrecognized tax benefits primarily reflects accruals for U.S. state and local income taxes and foreign income taxes. The increase in deferred tax assets reflects the corresponding U.S. federal tax benefit resulting from the increase in the liability for unrecognized tax benefits.

At October 1, 2007, the total gross amount of unrecognized tax benefits was approximately $72.9 million. If recognized, substantially all of this amount, net of any deferred tax benefits, would favorably affect our effective income tax rate in future periods. At December 31, 2007, the total gross amount of unrecognized tax benefits was approximately $74.7 million. The Company historically classified the accrual for unrecognized tax benefits in current income taxes payable. As a result of the adoption of FIN 48, unrecognized tax benefits not expected to be paid in the next twelve months were reclassified to other non-current liabilities.

It is the Company’s policy to recognize the accrual of interest on uncertain tax positions in interest expense and the accrual of penalties in other operating expenses. Prior to the adoption of FIN 48, our policy was to recognize interest expense as a component of the income tax provision. Accrued interest at October 1, 2007 and December 31, 2007 was approximately $6.5 million and $8.2 million. Accrued penalties at October 1, 2007 and December 31, 2007 were insignificant.

The Company files a consolidated U.S. federal income tax return, multiple U.S. state and local income tax returns, and income tax returns in multiple foreign jurisdictions. The Company is subject to examination by the taxing authorities in these jurisdictions. The Company’s major tax jurisdictions and the tax years for which the statue of limitations have not expired are as follows: India 1995 to 2007; Hong Kong 2001 to 2007; Singapore 2002 to 2007; Canada and the State of California 2003 to 2007; U.S federal, the City of New York and the State of Florida 2004 to 2007; the State of New York and the United Kingdom 2006 to 2007.

The Company has on-going examinations in various stages of completion in Canada and India. Examination outcomes and the timing of settlements are subject to significant uncertainty. Such settlements will involve some or all of the following: the payment of additional taxes, the adjustment of deferred taxes and/or the recognition of unrecognized tax benefits. The Company has recognized a tax benefit only for those positions that meet the more-likely-than-not recognition threshold. It is reasonably possible that the total unrecognized tax benefit as of December 31, 2007 could decrease by an estimated $7.4 million within the next twelve months as a result of expiration of statues of limitations in the U.S. federal and certain U.S. state and local and foreign tax jurisdictions, and potential settlements with foreign taxing authorities.

The unrecognized tax benefits described above will be included in the Company’s Annual Report on Form 10-K contractual obligations table to the extent the Company is able to make reliable estimates of the timing of cash settlements with the respective taxing authorities. If not, the total amount of unrecognized tax benefits will be disclosed in a footnote to the contractual obligations table. At this time, the Company can not make a reliable estimate as to the timing of cash settlements beyond the next twelve months. The amount of unrecognized tax benefits and related interest and penalties that are expected to be paid in the next twelve months are not material.

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

In relation to the automobile loan securitization transactions that we have entered into with a number of qualified special purpose entities, we are obligated to cover shortfalls in amounts due to the holders of the notes up to certain levels as specified under the related agreements. As of December 31, 2007, the maximum potential amount of future payments related to these obligations was $44.2 million and the fair value of obligations arising from automobile securitization transactions entered into subsequent to December 31, 2002 reflected on our Condensed Consolidated Balance Sheet at December 31, 2007 was not material.

Legal Proceedings

As previously reported, the Company and certain of its subsidiaries, and in some instances, certain of the Franklin Templeton mutual funds (the “Funds”), current and former officers, employees, and Company and/or Fund directors, have been named in multiple lawsuits in various United States federal courts, alleging violations of federal securities and state laws. Specifically, the lawsuits claim breach of duty with respect to alleged arrangements to permit market timing and/or late trading activity, or breach of duty with respect to the valuation of the portfolio securities of certain Templeton Funds managed by certain of the Company’s subsidiaries, allegedly resulting in market timing activity. The majority of these lawsuits duplicate, in whole or in part, the allegations asserted in the February 4, 2004 Massachusetts Administrative Complaint concerning one instance of market timing (the “Administrative Complaint”) and the SEC’s findings regarding market timing in its August 2, 2004 Order (the “SEC Order”), both of which matters were previously reported. The lawsuits are styled as class actions, or derivative actions on behalf of either the named Funds or the Company, and seek, among other relief, monetary damages, restitution, removal of Fund trustees, directors, advisers, administrators, and distributors, rescission of management contracts and distribution plans under Rule 12b-1 promulgated under the Investment Company Act of 1940 (“Rule 12b-1”), and/or attorneys’ fees and costs.

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

In addition, Franklin Templeton Investments Corp. (“FTIC”), a subsidiary of the Company and the investment manager of Franklin Templeton’s Canadian mutual funds, has been named in four market-timing lawsuits in Canada that are styled as class actions. The lawsuits contain allegations similar or identical to allegations asserted by the Ontario Securities Commission in its March 3, 2005 order concerning market-timing activities by three institutional investors in certain Canadian mutual funds managed by FTIC between February 1999 and February 2003, as previously reported. The lawsuits seek, among other relief, monetary damages, an order barring any increase in management fees for a period of two years following judgment, and/or attorneys’ fees and costs, as follows: Huneault v. AGF Funds, Inc., et al., Case No. 500-06-000256-046, filed on October 25, 2004 in the Superior Court for the Province of Quebec, District of Montreal; Heinrichs, et al. v. CI Mutual Funds, Inc., et al., Case No. 04-CV-29700, filed on December 17, 2004 in the Ontario Superior Court of Justice; Richardson v. Franklin Templeton Investments Corp., Case No. 05-CV-303069, filed on December 23, 2005 in the

Ontario Superior Court of Justice; and Fischer, et al. v. IG Investment Management Ltd., et al. Case No. 06-CV-307599CP, filed on March 9, 2006 in the Ontario Superior Court of Justice. On July 25, 2007, plaintiffs in the Fischer lawsuit served FTIC with a motion for class certification.

As previously reported, the Company and certain of its subsidiaries have been named in two lawsuits alleging violations of federal securities laws relating to marketing support payments and payment of allegedly excessive commissions. The lawsuits are styled as class actions and seek, among other relief, compensatory damages and attorneys’ fees and costs. They are: Alexander v. Franklin Resources, Inc., et al., Case No 06-7121 SI, filed on November 16, 2006 in the United States District Court for the Northern District of California; and Ulferts v. Franklin Resources, Inc., et al., Case No. 06-7847 SI filed on December 22, 2006 in the United States District Court for the Northern District of California.

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

The Company is from time to time involved in litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, and results of operations. In management’s opinion, an adequate accrual has been made as of December 31, 2007 to provide for any probable losses that may arise from these matters for which we could reasonably estimate an amount.

Other Commitments and Contingencies

We have reviewed our interest in LAFL and LFL for consolidation purposes under FIN 46R. Based on our analysis, we determined that we hold a significant interest in both LAFL and LFL; however, we are not the primary beneficiary of either company because we do not hold a majority of the risks and rewards of ownership. At December 31, 2007, total assets of LAFL and LFL were approximately $302.6 million and $13.9 million and our exposure to loss related to LAFL and LFL was approximately $149.4 million and $1.2 million. During the three months ended December 31, 2007, we recognized total pre-tax losses of $0.9 million for our share of LAFL’s and LFL’s net losses over this period. Due to our significant interest in LAFL, we continue to carry on our balance sheet the DCA generated in the United States until these assets are amortized or sold by LAFL. Neither we nor our distribution subsidiaries retain any direct ownership interest in the DCA, and therefore, the DCA are not available to satisfy claims of our creditors or those of our distribution subsidiaries.

At December 31, 2007, the total assets in sponsored investment products in which we held a significant interest under FIN 46R were approximately $1,424.6 million and our exposure to loss as a result of our interest in these products was $214.6 million. This amount represents our maximum exposure to loss and does not reflect our estimate of the actual losses that could result from adverse changes in the net asset values of these sponsored investment products.

At December 31, 2007, our banking/finance operating segment had commitments to extend credit in an aggregate principal amount of $230.3 million, primarily under credit card lines.

The Company in its role as agent or trustee facilitates the settlement of investor share purchase, redemption, and other transactions with affiliated mutual funds. The Company is appointed by the affiliated mutual funds as agent or trustee to manage, on behalf of the affiliated mutual funds, bank deposit accounts that contain only (i) cash remitted by investors to the affiliated mutual funds for the direct purchase of fund share, or (ii) cash remitted by the affiliated mutual funds for direct delivery to the investors for either the proceeds of funds shares liquidated at the investors’ direction, or dividends and capital gains earned on fund shares. As of December 31, 2007 and September 30, 2007, we held cash of approximately $126.7 million and $170.2 million off-balance sheet in agency or trust for investors and the affiliated mutual funds.

At December 31, 2007, there were no changes in other commitments and contingencies that would have a material effect on commitments and contingencies reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

Note 12 - Stock-Based Compensation

We sponsor the Amended and Restated Annual Incentive Plan (the “AIP”) and the 2002 Universal Stock Incentive Plan, as amended and restated (the “USIP”). Under the terms of the AIP, eligible employees may receive cash, equity awards, and/or cash-settled equity awards generally based on the performance of Franklin Templeton Investments, its funds, and the performance of the individual employee. The USIP provides for the issuance of up to 30.0 million shares of our common stock for various stock-related awards to officers, directors, and employees. At December 31, 2007, approximately 5.0 million shares were available for grant under the USIP. In addition to stock awards and stock unit awards, we may award options and other forms of stock-based compensation to officers, directors, and employees under the USIP. The Compensation Committee of the Board of Directors determines the terms and conditions of awards under the AIP and USIP.

Stock Options

The following table summarizes stock option activity:

(in thousands, except weighted-average exercise price)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2007	3,754	$37.92	4.5	$336,241
Granted	—	—	—
Exercised	(62)	$40.16	4.2
Cancelled	—	—	—
Forfeited/expired	—	—	—

Outstanding and Exercisable at December 31, 2007	3,692	$37.89	4.3	$282,538

Stock option awards outstanding under the USIP generally have been granted at prices, which are either equal to or above the market value of the underlying common stock on the date of grant, generally vest over three years and expire no later than ten years after the grant date. We have not granted stock option awards under the USIP since November 2004. At September 30, 2007, all options were vested and all related compensation cost was recognized. The intrinsic value of stock options exercised during the three months ended December 31, 2007 and 2006 was $4.6 million and $28.2 million.

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

Total unrecognized compensation cost related to nonvested stock awards and stock unit awards, net of estimated forfeitures, was $135.4 million at December 31, 2007. This cost is expected to be recognized over a remaining weighted-average vesting period of 2.3 years.

The following is a summary of nonvested stock award and stock unit award activity:

(shares in thousands)	Shares	Weighted- Average Grant- Date Fair Value
Nonvested balance at September 30, 2007	727	$105.09
Granted	809	$121.59
Vested	(8)	$97.54
Forfeited/cancelled	(27)	$110.81

Nonvested Balance at December 31, 2007	1,501	$113.92

Our stock awards generally entitle holders to the right to sell their shares of common stock once the awards vest. Stock unit awards generally entitle holders to receive the underlying shares of common stock once the awards vest. In addition, certain performance-based stock awards were granted to our Chief Executive Officer. The total number of shares ultimately received by the Chief Executive Officer depends on our performance against specified performance goals and is subject to vesting provisions. At December 31, 2007, the balance of nonvested shares granted to the Chief Executive Officer and subject to vesting upon the achievement of prior years’ performance goals, set or determined in prior years, was 28.5 thousand and had a weighted-average grant-date fair value of $118.49 per share.

Employee Stock Investment Plan

The Franklin Resources, Inc. 1998 Employee Stock Investment Plan, as amended and restated (the “ESIP”), allows eligible participants to buy shares of our common stock at 90% of its market value on defined dates and, at the Company’s sole discretion, to receive a 50% match of the shares purchased, provided the employee, among other conditions, has held the previously purchased shares for a defined period. The Compensation Committee and the Board of Directors determine the terms and conditions of awards under the ESIP. No shares were issued under the ESIP during the three months ended December 31, 2007. At December 31, 2007, 4.0 million shares were reserved for future issuance under this plan.

All Stock-Based Plan Arrangements

Total stock-based compensation costs of $16.3 million and $14.4 million were recognized in the Condensed Consolidated Statements of Income for the three months ended December 31, 2007 and 2006. The income tax benefits from stock-based arrangements totaled $31.9 million and $39.5 million for the three months ended December 31, 2007 and 2006. Stock option exercise income tax benefits for the three months ended December 31, 2007 and 2006 was $16.6 million and $30.0 million. Cash received from stock option exercises for the three months ended December 31, 2007 and 2006 was $2.5 million and $16.4 million. We generally do not repurchase shares upon share option exercise or vesting of stock awards and stock unit awards. However, in order to pay taxes due in connection with the vesting of employee and executive officer stock awards and stock unit awards under the USIP and in connection with matching grants under the ESIP, we repurchase shares using a net stock-issuance method.

Note 13 - Common Stock Repurchases

During the three months ended December 31, 2007, we repurchased 6.5 million shares of our common stock at a cost of $780.5 million. The common stock repurchases made as of December 31, 2007 reduced our capital in excess of par value to nil and the excess amount was recognized as a reduction to retained earnings. At December 31, 2007, approximately 2.8 million shares of our common stock remained available for repurchase under our stock repurchase program. During the three months ended December 31, 2006, we repurchased 0.7 million shares of our common stock at a cost of $73.7 million. Our stock repurchase program is not subject to an expiration date.

Note 14 - Segment Information

We base our operating segment selection process primarily on services offered. We derive the majority of our operating revenues and net income from providing investment management, fund administration, shareholder services, transfer agency, underwriting, distribution, custodial, trustee and other fiduciary services (collectively, “investment management and related services”) to our retail mutual funds, and to institutional, high net-worth and separately-managed accounts and other investment products (collectively, “sponsored investment products”). This is our primary business activity and operating segment. Our sponsored investment products and investment management and related services are distributed or marketed to the public globally under six distinct names: Franklin, Templeton, Mutual Series, Bissett, Fiduciary Trust, and Darby.

Our secondary business and operating segment is banking/finance. The banking/finance operating segment offers selected retail-banking and consumer lending services and private banking services to high net-worth clients. Our consumer lending activities include automobile lending services related to the purchase, securitization, and servicing of retail installment sales contracts originated by independent automobile dealerships, consumer credit and debit cards, real estate equity lines, home equity/mortgage lending, and other consumer lending.

Financial information for our two operating segments is presented in the table below. Operating revenues of the banking/finance operating segment are reported net of interest expense and the provision for probable loan losses.

	Three Months Ended December 31,
(in thousands)	2007	2006
Operating Revenues
Investment management and related services	$1,672,718	$1,412,664
Banking/finance	12,873	15,151

Total	$1,685,591	$1,427,815

Income Before Taxes on Income
Investment management and related services	$704,657	$595,338
Banking/finance	4,823	8,005

Total	$709,480	$603,343

Operating segment assets were as follows:

(in thousands)	December 31, 2007	September 30, 2007
Investment management and related services	$8,392,330	$8,895,072
Banking/finance	1,280,421	1,048,178

Total	$9,672,751	$9,943,250

All of our goodwill and intangible assets, as well as substantially all of our depreciation and amortization costs and expenditures on long-lived assets, relate to our investment management and related services operating segment.

Operating revenues of the banking/finance operating segment included above were as follows:

	Three Months Ended December 31,
(in thousands)	2007	2006
Interest and fees on loans	$15,653	$5,359
Interest and dividends on investment securities	5,436	5,272

Total interest income	21,089	10,631
Interest on deposits	(3,099)	(3,720)
Interest on short-term debt	(7,108)	(1,086)
Interest expense – inter-segment	(419)	(139)

Total interest expense	(10,626)	(4,945)
Net interest income	10,463	5,686
Other income	5,016	10,643
Provision for loan losses	(2,606)	(1,178)

Total Operating Revenues	$12,873	$15,151

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain a minimum Tier 1 capital and Tier 1 leverage ratio (as defined in the regulations), as well as minimum Tier 1 and Total risk-based capital ratios (as defined in the regulations). Based on our calculations, at December 31, 2007 and September 30, 2007, we exceeded the capital adequacy requirements applicable to us as listed below.

(dollar amounts in thousands)	December 31, 2007	September 30, 2007	Capital Adequacy Minimum
Tier 1 capital	$4,915,046	$5,206,495	N/A
Total risk-based capital	4,918,332	5,209,267	N/A
Tier 1 leverage ratio	65%	68%	4%
Tier 1 risk-based capital ratio	91%	91%	4%
Total risk-based capital ratio	91%	91%	8%

Note 16 – Subsequent Event

On January 24, 2008, the Company’s Board of Directors authorized the Company to purchase, from time to time, up to an aggregate of 10.0 million shares of its common stock in either open market or off-market transactions. The size and timing of these purchases will depend on price, market and business conditions, and other factors. The new board authorization is in addition to the prior authorization. The company repurchased an aggregate of 1.4 million shares of its common stock for a total cost of $156.5 million during the period January 1, 2008 to February 5, 2008, leaving 11.4 million shares remaining available for repurchase at February 5, 2008. Shares repurchased under the program are retired.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q includes trademarks and registered trademarks of the Company and its direct and indirect subsidiaries.

Forward-Looking Statements

In this section, we discuss and analyze the results of operations and financial condition of the Company and its subsidiaries. In addition to historical information, we also make statements relating to the future, called “forward-looking” statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will”, “may”, “should”, “could”, “expect”, “believe”, “anticipate”, “intend”, or other similar words. Moreover, statements that speculate about future events are forward-looking statements. These forward-looking statements involve a number of known and unknown risks, uncertainties and other important factors that could cause the actual results and outcomes to differ materially from any future results or outcomes expressed or implied by such forward-looking statements. You should carefully review the “Risk Factors” section set forth below and in any more recent filings with the SEC, each of which describes certain risks, uncertainties and other important factors in more detail. While forward-looking statements are our best prediction at the time that they are made, you should not rely on them. We undertake no obligation, unless required by law, to update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Quarterly Report on Form 10-Q.

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 filed with the SEC, and the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Overview

We derive the majority of our operating revenues and net income from providing investment management, fund administration, shareholder services, transfer agency, underwriting, distribution, custodial, trustee and other fiduciary services (collectively, “investment management and related services”) to our retail mutual funds, and to institutional, high net-worth and separately-managed accounts and other investment products (collectively, “sponsored investment products”). This is our primary business activity and operating segment. Our sponsored investment products and investment management and related services are distributed or marketed to the public globally under six distinct names:

•	Franklin

•	Templeton

•	Mutual Series

•	Bissett

•	Fiduciary Trust

•	Darby

We offer a broad range of sponsored investment products under equity, hybrid, fixed-income, and money market categories that meet a wide variety of specific investment needs of individual and institutional investors.

The level of our revenues depends largely on the level and relative mix of assets under management. As noted in the “Risk Factors” section set forth below, the amount or mix of our assets under management are subject to significant fluctuations and could negatively impact our revenues and net income. To a lesser degree, our revenues also depend on the level of mutual fund sales and the number of mutual fund shareholder accounts. The fees charged for our services are based on contracts with our sponsored investment products or our clients. These arrangements could change in the future.

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

In the three months ended December 31, 2007, as compared to the same period in the prior fiscal year, our investment management and related services operating segment experienced record levels of assets under management. In addition to market appreciation during the period from December 31, 2006 to December 31, 2007, which reflected, among other things, the overall positive performance of many equity markets globally despite market uncertainties, this growth resulted from excess sales over redemptions. In part, we attribute the continued positive net flows to the strong relative performance of our product offerings, the successful marketing to and diversification of our client base and our focus on customer service. Consistent with the increase in our assets under management, we experienced growth in net income and higher diluted earnings per share in the three months ended December 31, 2007, as compared to the three months ended December 31, 2006.

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

RESULTS OF OPERATIONS

	Three Months Ended December 31,		Percent Change
(dollar amounts in millions, except per share data)	2007	2006
Net Income	$518.3	$426.8	21%
Earnings Per Common Share
Basic	$2.15	$1.69	27%
Diluted	2.12	1.67	27%
Operating Margin [1]	38%	36%

[1]	Defined as operating income divided by total operating revenues.

Net income increased 21% for the three months ended December 31, 2007, as compared to the same period in the prior fiscal year. This increase was primarily due to increased fees for providing investment management and fund administration services (“investment management fees”) reflecting a 22% increase in our simple monthly average assets under management, partially offset by a 12% increase in compensation and benefit expenses and a 23% decrease in other income, net.

Diluted earnings per share increased 27% for the three months ended December 31, 2007, as compared to the same period in the prior fiscal year. This increase was attributable to the increase in net income and the decrease in diluted weighted-average common stock outstanding primarily due to the repurchases of shares of our common stock.

ASSETS UNDER MANAGEMENT

(in billions)	December 31, 2007	December 31, 2006	Percent Change
Equity
Global/international	$286.1	$240.6	19%
Domestic (U.S.)	95.8	91.0	5%

Total equity	381.9	331.6	15%

Hybrid	116.4	98.7	18%

Fixed-Income
Tax-free	59.3	56.6	5%
Taxable
Global/international	47.2	27.3	73%
Domestic (U.S.)	31.5	32.4	(3)%

Total fixed-income	138.0	116.3	19%

Money Market	7.4	6.3	17%

Total	$643.7	$552.9	16%

Simple Monthly Average for the Three-Month Period[2]	$651.5	$533.1	22%

[2]	Investment management fees from approximately 57% of our assets under management at December 31, 2007 were calculated using daily average assets under management.

Our assets under management at December 31, 2007 were $643.7 billion, 16% higher than they were at December 31, 2006. This increase was primarily due to market appreciation of $55.5 billion and excess sales over redemptions of $41.5 billion during the twelve-month period ended December 31, 2007. Simple monthly average assets under management, which are generally more indicative of trends in revenue for providing investment management and fund administration services than the year over year change in ending assets under management, increased by 22% during the three months ended December 31, 2007, as compared to the three months ended December 31, 2006.

The simple monthly average mix of assets under management is shown below.

	Three Months Ended December 31,
	2007	2006
Equity	60%	59%
Hybrid	18%	18%
Fixed-income	21%	22%
Money market	1%	1%

Total	100%	100%

For the three months ended December 31, 2007, our effective investment management fee rate (investment management fees divided by simple monthly average assets under management) increased to 0.626% from 0.624% for the same period in the prior fiscal year. The change in the effective management fee rate was primarily due to the favorable change in the mix of assets under management, resulting from greater appreciation of equity products, as compared to fixed-income products, from December 31, 2006 to December 31, 2007. Generally, investment management fees earned on equity products are higher than fees earned on fixed-income products.

Assets under management by sales region were as follows:

(dollar amounts in billions)	December 31, 2007	Percent of Total	December 31, 2006	Percent of Total
United States	$462.2	72%	$413.4	75%
Europe	77.8	12%	60.1	11%
Asia/Pacific	55.9	9%	39.2	7%
Canada	47.8	7%	40.2	7%

Total	$643.7	100%	$552.9	100%

As shown in the table, approximately 72% of our assets under management at December 31, 2007 originated from our U.S. sales region. In addition, approximately 61% of our operating revenues originated from our U.S. operations in the three months ended December 31, 2007. Due to the global nature of our business operations, investment management and related services may be performed in locations unrelated to the sales region.

Components of the change in our assets under management were as follows:

(dollar amounts in billions)	Three Months Ended December 31,		Percent Change
	2007	2006
Beginning assets under management	$645.9	$511.3	26%
Sales	50.6	37.6	35%
Reinvested distributions	19.5	12.9	51%
Redemptions	(45.7)	(27.6)	66%
Distributions	(23.1)	(15.6)	48%
Dispositions	—	(2.0)	(100)%
(Depreciation) appreciation	(3.5)	36.3	N/A

Ending Assets Under Management	$643.7	$552.9	16%

Excess sales over redemptions were $4.9 billion in the three months ended December 31, 2007, as compared to $10.0 billion for the same period in the prior fiscal year. Our products experienced $3.5 billion in depreciation for the three months ended December 31, 2007, related primarily to our equity products, as compared to $36.3 billion in appreciation for the same period in the prior fiscal year, also related primarily to our equity products. Dispositions for the three months ended December 31, 2006 included the divestiture of assets under management of a former subsidiary at October 1, 2006.

OPERATING REVENUES

The table below presents the percentage change in each revenue category.

(dollar amounts in millions)	Three Months Ended December 31,		Percent Change
	2007	2006
Investment management fees	$1,020.3	$831.9	23%
Underwriting and distribution fees	573.8	509.8	13%
Shareholder servicing fees	73.2	67.6	8%
Consolidated sponsored investment products income, net	2.9	0.8	263%
Other, net	15.4	17.7	(13)%

Total Operating Income	$1,685.6	$1,427.8	18%

Investment Management Fees

Investment management fees accounted for 61% of our operating revenues for the three months ended December 31, 2007, as compared to 58% for the same period in the prior fiscal year. Investment management fees are generally calculated under contractual arrangements with our sponsored investment products as a percentage of the market value of assets under management. Annual rates vary by investment objective and type of services provided.

Investment management fees increased 23% for the three months ended December 31, 2007, as compared to the same period in the prior fiscal year, consistent with a 22% increase in simple monthly average assets under management and an increase in our effective investment management fee rate resulting from a shift in simple monthly average mix of assets from fixed-income products toward equity products, which generally carry higher management fees than fixed-income products.

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

Globally, our mutual funds and certain other products generally pay distribution fees in return for sales, marketing and distribution efforts on their behalf. Specifically, the majority of U.S.-registered mutual funds, with the exception of certain of our money market mutual funds, have adopted distribution plans (the “Plans”) under Rule 12b-1 promulgated under the Investment Company Act of 1940, as amended (“Rule 12b-1”). The Plans permit the mutual funds to bear certain expenses relating to the distribution of their shares, such as expenses for marketing, advertising, printing, and sales promotion, subject to the Plans’ limitations on amounts. The individual Plans set a percentage limit for Rule 12b-1 expenses based on average daily net assets under management of the mutual fund. Similar arrangements exist for the distribution of our non-U.S. funds and where, generally, the distributor of the funds in the local market arranges for and pays commissions.

We pay a significant portion of underwriting and distribution fees to the financial advisers and other intermediaries who sell our sponsored investment products to the public on our behalf. See the description of underwriting and distribution expenses below.

Overall, underwriting and distribution fees increased 13% for the three months ended December 31, 2007, as compared to the same period in the prior fiscal year. Underwriting fees decreased 4% for the three months ended December 31, 2007, as compared to the same period in the prior fiscal year, primarily due to a decrease in commissionable sales products and a simultaneous increase in product sales that generate lower underwriting fees. Distribution fees increased 24% for the three months ended December 31, 2007, as compared to the same period in the prior fiscal year, consistent with a 22% increase in simple monthly average assets under management over the same period, and an increase in equity products as compared to fixed-income products in the simple monthly average mix of assets under management. Distribution fees are generally higher for equity products, as compared to fixed-income products.

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

Shareholder servicing fees increased 8% for the three months ended December 31, 2007, as compared to the same period in the prior fiscal year, consistent with a 7% increase in simple monthly average billable shareholder accounts and the favorable effects of currency exchange rates from our non-U.S. operations.

Consolidated Sponsored Investment Products Income, Net

Consolidated sponsored investment products income, net reflects the net investment income, including dividends received, of sponsored investment products consolidated under FASB Statement of Financial Accounting Standard No. 94, “Consolidation of All Majority-Owned Subsidiaries” and FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”).

Consolidated sponsored investment products income, net increased 263% for the three months ended December 31, 2007, as compared to the same period in the prior fiscal year, reflecting investment performance and net assets balances of the specific sponsored investment products that we consolidate.

Other, Net

Other, net primarily consists of revenues from the banking/finance operating segment as well as income from custody services. Revenues from the banking/finance operating segment include interest income on loans, servicing income, and investment income on banking/finance investment securities, and are reduced by interest expense and the provision for loan losses.

Other, net decreased 13% for the three months ended December 31, 2007, as compared to the same period in the prior fiscal year primarily due to securitization gains recognized in the three months ended December 31, 2006, an increase in unrealized losses on swap contracts and interest expenses relating to our consumer lending business, partially offset by an increase in interest income from automobile loans receivable.

OPERATING EXPENSES

The table below presents the percentage change in each expense category.

	Three Months Ended December 31,		Percent Change
(dollar amounts in millions)	2007	2006
Underwriting and distribution	$552.6	$478.0	16%
Compensation and benefits	280.3	251.0	12%
Information systems, technology and occupancy	79.6	75.1	6%
Advertising and promotion	46.6	34.9	34%
Amortization of deferred sales commissions	44.6	33.7	32%
Other	46.2	47.0	(2)%

Total Operating Expenses	$1,049.9	$919.7	14%

Underwriting and Distribution

Underwriting and distribution expenses include expenses payable to financial advisers and other third parties for providing sales, marketing and distribution services to investors in our sponsored investment products. Underwriting and distribution expenses increased 16% for the three months ended December 31, 2007 over the same period in the prior fiscal year consistent with similar trends in underwriting and distribution revenues.

Compensation and Benefits

Compensation and benefit expenses increased 12% for the three months ended December 31, 2007, as compared to the same period in the prior fiscal year primarily due to an increase in bonus expense, including bonus expense under the Company’s AIP, pursuant to which bonus awards have been made, based, in part, on our performance. The increase also reflected our annual merit salary adjustments that were effective December 1, 2007 and higher staffing levels.

We continue to place a high emphasis on our pay for performance philosophy. As such, any changes in the underlying performance of our sponsored investment products or changes in the composition of our incentive compensation offerings could have an impact on compensation and benefit expenses going forward. However, in order to attract and retain talented individuals, our level of compensation and benefit expenses may increase more quickly or decrease more slowly than our revenue. We employed approximately 8,900 people at December 31, 2007, as compared to approximately 8,200 at December 31, 2006.

Information Systems, Technology and Occupancy

Information systems, technology and occupancy costs increased 6% for the three months ended December 31, 2007, as compared to the same period in the prior fiscal year primarily due to higher occupancy costs related to our existing offices worldwide as well as global expansion and an increase in technology supplies costs. These increases were partially offset by a decrease in external data services costs.

Details of capitalized information systems and technology costs, which exclude occupancy costs, are shown below.

	Three Months Ended December 31,
(in millions)	2007	2006
Net carrying amount at beginning of period	$61.6	$44.9
Additions during period, net of disposals and other adjustments	8.4	3.5
Amortization during period	(6.6)	(5.7)

Net Carrying Amount at End of Period	$63.4	$42.7

Advertising and Promotion

Advertising and promotion expense increased 34% for the three months ended December 31, 2007, as compared to the same period in the prior fiscal year due to an increase in marketing support payments made to intermediaries who sell our sponsored investment products to the public on our behalf in the United States and an increase in marketing and promotion efforts globally.

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

Under the U.S. arrangements, the funds contract with our U.S. distributor, which in turn contracted with LFL. As a result, we maintain a significant interest in both LFL and LAFL and continue to carry the DCA on our Consolidated Balance Sheets until these assets are amortized or until sold by LAFL. Neither we nor our distribution subsidiaries retain any direct ownership interest in the DCA and, therefore, the DCA are not available to satisfy claims of our creditors or those of our distribution subsidiaries.

In contrast to the U.S. arrangements, the arrangements outside the United States are, in most cases, direct agreements with our Canadian and European sponsored investment products, and, as a result, we do not record DCA from these sources in our Consolidated Financial Statements.

Amortization of deferred sales commissions increased 32% for the three months ended December 31, 2007, as compared to the same period in the prior fiscal year reflecting an increase in the related DCA. The increase was consistent with increases in product sales that carry deferred commission charges primarily related to the U.S. and Canadian funds.

Impairment of Intangible Assets

During the quarter ended December 31, 2007, we completed our most recent annual impairment test of goodwill and indefinite-lived intangible assets under the guidance set out in FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and we determined that there was no impairment to these assets as of October 1, 2007. No impairment loss in the value of goodwill and indefinite-lived intangible assets was recognized during fiscal year 2007. No impairment loss in the fair value of intangible assets subject to amortization was recognized during the three months ended December 31, 2007 and 2006.

Other Operating Expenses

Other operating expenses primarily consist of professional fees, fund administration services and shareholder servicing fees payable to external parties, corporate travel and entertainment, and other miscellaneous expenses.

Other operating expenses decreased 2% for the three months ended December 31, 2007, as compared to the same period in the prior fiscal year primarily due to a reduction of withholding tax settlement costs and a decrease in litigation costs, partially offset by an increase in business travel expenses and fund administration services fees payable to external parties.

Other Income (Expenses)

	Three Months Ended December 31,
(in millions)	2007	2006
Consolidated sponsored investment products (losses) gains, net	$(1.0)	$30.3
Investment and other income, net
Dividend income	17.7	18.1
Interest income	31.4	33.4
Realized gains on sale of available-for-sale securities and other investments, net	18.9	9.0
Equity in net income of affiliates	16.8	17.3
Other, net	(4.0)	(6.7)

Total	80.8	71.1
Interest expense	(6.0)	(6.1)

Other income, net	$73.8	$95.3

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

Other income (expenses) decreased 23% for the three months ended December 31, 2007, as compared to the same period in the prior fiscal year primarily due to net losses recognized by our consolidated sponsored investment products during the current reporting period and net gains in the same period in the prior fiscal year, partially offset by higher net realized gains on sale of investments.

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

Our effective income tax rate was 26.94% for the three months ended December 31, 2007, as compared to 29.26% for the comparative period in the prior fiscal year. The decrease was primarily due to the mix of pre-tax income, partially offset by the expiration of tax holiday in a foreign jurisdiction. The effective income tax rate for future reporting periods will continue to reflect the relative contributions of foreign earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key financial data relating to our liquidity, capital resources and uses of capital.

(in millions)	December 31, 2007	September 30, 2007
Balance Sheet Data
Assets
Liquid assets	$5,343.6	$5,814.6
Cash and cash equivalents	2,882.3	3,584.2
Liabilities
Debt
Medium-term notes	$420.0	$420.0
Variable funding notes	340.3	240.8
Other long-term debt	151.6	162.1

Total Debt	$911.9	$822.9

	Three Months Ended December 31,
(in millions)	2007	2006
Cash Flow Data
Operating cash flows	$204.0	$551.3
Investing cash flows	(335.1)	23.4
Financing cash flows	(562.8)	(181.7)

Liquidity

Liquid assets consist of cash and cash equivalents, current receivables, and current investments (trading, available-for-sale and other). Cash and cash equivalents include cash on hand, debt instruments with maturities of three months or less at the purchase date and other highly liquid investments that are readily convertible into cash, including money market funds. Cash and cash equivalents at December 31, 2007 decreased from September 30, 2007 primarily due to net cash usage in financing and investing activities, partially offset by an increase in operating cash flows. The percentage of cash and cash equivalents held by our U.S. and non-U.S. operations were approximately 57% and 43%, respectively, at both December 31, 2007 and September 30, 2007.

The increase in total debt outstanding from September 30, 2007 relates primarily to an additional one-year revolving $100.0 million variable funding note warehouse credit facility entered into in November 2007.

We experienced lower operating cash inflows in the three months ended December 31, 2007, as compared to the same period in the prior fiscal year primarily due to proceeds received from the securitization of loans during the three months ended December 31, 2006, partly offset by higher net income in the current reporting period. We experienced investing cash outflows for the three months ended December 31, 2007, as compared to investing cash inflows for the same period in the prior fiscal year, mainly due to an increase in purchase of investments. The purchase of investments primarily related to time deposits with maturities of greater than three months but less than one year. Net cash used in financing activities increased in the three months ended December 31, 2007, as compared to the same period in the prior fiscal year, primarily due to increased repurchases of shares of our common stock using cash on hand, partially offset by an increase in variable funding notes.

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

At December 31, 2007, we had $420.0 million in revolving credit available under a Five Year Credit Agreement with certain banks and financial institutions expiring on June 10, 2010 and $500.0 million of short-term commercial paper available for issuance under a $500.0 million private placement. In addition, at December 31, 2007, our banking/finance segment had $350.0 million available in uncommitted short-term bank lines under the Federal Reserve Funds system and an aggregate amount of $178.0 million available in secured Federal Reserve Bank short-term discount window and Federal Home Loan Bank short-term borrowing capacity.

Our ability to access the capital markets in a timely manner depends on a number of factors including our credit rating, the condition of the global economy, investors’ willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. In extreme circumstances, we might not be able to access this liquidity readily.

The banking/finance operating segment finances its automobile lending business primarily through issuance of variable funding notes (the “variable funding notes”) under one-year revolving variable funding note warehouse credit facilities. A $250.0 million facility, originally entered into in March 2005 and subsequently extended for additional one-year terms in March 2006 and March 2007, expires in March 2008. In November 2007, we also entered into a $100.0 million facility which expires in November 2008. The variable funding notes issued under these facilities are payable to certain administered conduits and are secured by cash and a pool of automobile loans that meet or are expected to meet certain eligibility requirements. Credit enhancements for the variable funding notes require us to provide, as collateral, loans held for sale with a fair value in excess of the principal amount of the variable funding notes, as well as to hold in trust additional cash balances to cover certain shortfalls. In addition, we provide payment provider commitments in an amount not to exceed 4.66% of the pool balances. We also enter into interest-rate swap agreements, accounted for as freestanding derivatives, intended to mitigate the interest-rate risk between the fixed interest rate on the pool of automobile loans and the floating interest rate being paid on the variable funding notes. We currently expect to renew or replace the variable funding warehouse credit facilities when they expire. Our ability to access the securitization and capital markets will directly affect our plans to finance the automobile loan portfolio in the future.

Uses of Capital

We expect that the main uses of cash will be to expand our core business, make strategic acquisitions, acquire shares of our common stock, fund property and equipment purchases, pay operating expenses of the business, enhance technology infrastructure and business processes, pay stockholder dividends and repay and service debt.

We continue to look for opportunities to control our costs and expand our global presence. In this regard, in fiscal year 2005 we entered into a commitment to acquire land and build a campus in Hyderabad, India, to establish support services for several of our global functions. Our estimated total cost to complete the campus at December 31, 2007 was $75.0 million, of which approximately $58.0 million had been incurred as of this date. We inaugurated the opening of the campus in January 2007 and expect to complete the construction of an additional building in fiscal year 2008.

At December 31, 2007, debt included five-year senior notes due April 15, 2008 totaling $420.0 million (the “medium-term notes”), classified as current maturities of long-term debt in our Condensed Consolidated Balance Sheet. We currently expect to repay the medium-term notes at the scheduled maturity date.

On December 14, 2007, our Board of Directors declared a regular quarterly cash dividend of $0.20 per share payable on January 11, 2008 to stockholders of record on December 28, 2007.

We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is affected through regular open-market purchases and private transactions in accordance with applicable laws and regulations. During the three months ended December 31, 2007, we repurchased 6.5 million shares of our common stock at a cost of $780.5 million using available cash on hand. The common stock repurchases made as of December 31, 2007 reduced our capital in excess of par value to nil and the excess amount was recognized as a reduction to retained earnings. At December 31, 2007, approximately 2.8 million shares of our common stock remained available for repurchase under our stock repurchase program. In January 2008, our Board of Directors authorized the Company to purchase, from time to time, up to an aggregate of 10.0 million shares of its common stock in addition to any remaining shares then available pursuant to the prior existing authorization of our Board of Directors. Our stock repurchase program is not subject to an expiration date.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Our contractual obligations are summarized in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. As of December 31, 2007, there had been no material changes outside the ordinary course in our contractual obligations from September 30, 2007.

In relation to the automobile loan securitization transactions that we have entered into with a number of qualified special purpose entities, we are obligated to cover shortfalls in amounts due to note holders up to certain levels as specified in the related agreements. As of December 31, 2007, the maximum potential amount of future payments related to these obligations was $44.2 million and the fair value of obligations arising from automobile securitization transactions entered into subsequent to December 31, 2002 reflected on our Condensed Consolidated Balance Sheet at December 31, 2007 were not significant.

At December 31, 2007, the banking/finance operating segment had commitments to extend credit in an aggregate principal amount of $230.3 million, primarily under its credit card lines.

OFF-BALANCE SHEET ARRANGEMENTS

As discussed above, we hold a 49% ownership interest in LFL and LAFL and we account for the ownership interest in these companies using the equity method of accounting. As of December 31, 2007, LFL had approximately $13.9 million in total assets and our exposure to loss related to LFL was limited to the carrying value of our investment, and interest and fees receivable totaling approximately $1.2 million. As of December 31, 2007, LAFL had approximately $302.6 million in total assets and our maximum exposure to loss related to LAFL totaled approximately $149.4 million. We recognized pre-tax losses of approximately $0.9 million for our share of LFL’s and LAFL’s net losses for the three months ended December 31, 2007. Due to our significant interest in LAFL, we continue to carry on our balance sheet the DCA generated in the United States until these assets are amortized or sold by LAFL. Neither we nor our distribution subsidiaries retain any direct ownership interest in the DCA, and therefore, the DCA are not available to satisfy claims of our creditors or those of our distribution subsidiaries.

As discussed above, our banking/finance operating segment periodically enters into automobile loan securitization transactions with qualified special purpose entities, which then issue asset-backed securities to private investors. Our main objective in entering into these securitization transactions is to obtain financing for automobile loan activities. Securitized loans held by the securitization trusts totaled $645.2 million at December 31, 2007.

The Company, in its role as agent or trustee, facilitates the settlement of investor share purchase, redemption, and other transactions with affiliated mutual funds. The Company is appointed by the affiliated mutual funds as agent or trustee to manage, on behalf of the affiliated mutual funds, bank deposit accounts that contain only (i) cash remitted by investors to the affiliated mutual funds for the direct purchase of fund shares, or (ii) cash remitted by the affiliated mutual funds for direct delivery to the investors for either the proceeds of funds shares liquidated at the investors’ direction, or dividends and capital gains earned on funds shares. As of December 31, 2007 and September 30, 2007, we held cash of approximately $126.7 million and $170.2 million off-balance sheet in agency or trust for investors and the affiliated mutual funds.

CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that impact our financial position and results of operations. These estimates and assumptions are affected by our application of accounting policies. Below we describe certain critical accounting policies that we believe are important to understanding our results of operations and financial position. For additional information about our accounting policies, please refer to Note 1 – Significant Accounting Policies in the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

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

Goodwill is tested for impairment utilizing a two-step process. The first step requires the identification of the reporting units and comparison of the fair value of each of these reporting units to the respective carrying value. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step is performed to compute the amount of the impairment. In the second step, the impairment is computed by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. In estimating the fair value of the reporting units, we use valuation techniques based on discounted cash flow projections and models similar to those employed in analyzing the purchase price of an acquisition target.

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

Income Taxes

Income taxes are provided for in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), as interpreted by FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities, computed pursuant to FIN 48 and the reported amounts in the Consolidated Financial Statements using the statutory tax rates in effect for the year when the reported amount of the asset or liability is recovered or settled, respectively. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets to the amount that is more likely than not to be realized. For each tax position taken or expected to be taken in a tax return, we determine whether it is more likely than not that the position will be sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. We recognize the accrual of interest on uncertain tax positions in interest expense and penalties in other operating expenses.

As a multinational corporation, we operate in various locations outside the United States and generate earnings from our non-U.S. subsidiaries. At December 31, 2007, and based on tax laws then in effect, it is our intention to continue to indefinitely reinvest the undistributed earnings of non-U.S. subsidiaries, except for previously taxed foreign subsidiary Subpart F income and the earnings of material consolidated non-U.S. subsidiaries taxed at higher local jurisdiction rates than the U.S. income tax rate. As a result, we have not made a provision for U.S. taxes and have not recorded a deferred tax liability on $2.9 billion of cumulative undistributed earnings recorded by non-U.S. subsidiaries at December 31, 2007. Changes to our policy of reinvesting non-U.S. earnings may have a significant effect on our financial condition and results of operations.

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

We evaluate our investments for other-than-temporary decline in value on a periodic basis. This may exist when the fair value of an investment security has been below the carrying value for an extended period of time. As most of our investments are carried at fair value, if an other-than-temporary decline in value is determined to exist in available-for-sale securities, the unrealized loss recorded net of tax in accumulated other comprehensive income is realized as a charge to earnings, in the period in which the other-than-temporary decline in value is determined. We classify securities as trading when it is management’s intent at the time of purchase to sell the security within a short period of time. Accordingly, changes in the fair value of these securities are recognized as gains and losses currently in earnings. During the three months ended December 31, 2007, we recognized an immaterial other-than-temporary decline in the value of an investment classified as investments, other in non-current assets in our Condensed Consolidated Balance Sheet. No other-than-temporary declines in value of our investments were recognized for the three months ended December 31, 2006.

While we believe that we have accurately estimated the amount of other-than-temporary decline in value in our portfolio, different assumptions could result in changes to the recorded amounts in our financial statements.

Loss Contingencies

We are involved in various lawsuits and claims encountered in the normal course of business. When such a matter arises and periodically thereafter, we consult with our legal counsel and evaluate the merits of the claims based on the facts available at that time. In management’s opinion, an adequate accrual has been made as of December 31, 2007 to provide for probable losses that may arise from these matters for which we could reasonably estimate an amount. See also Note 11 – Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q.

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

We evaluate whether related entities are VIEs and determine if we qualify as the primary beneficiary of these VIEs. These evaluations are highly complex and involve judgment and the use of estimates and assumptions. To determine our interest in the expected losses or residual returns of VIEs, we utilize expected cash flow scenarios that include discount rate and volatility assumptions that are based on available historical information and management’s estimates. Based on our analysis, we determined that no entities were required to be consolidated in our financial statements under FIN 46R as of and during the three months ended December 31, 2007. While we believe that our testing and approach are appropriate, future changes in estimates and assumptions may affect whether certain related entities are consolidated in our financial statements under FIN 46R.

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

We are subject to federal securities laws, state laws regarding securities fraud, other federal and state laws and rules and regulations of certain regulatory and self-regulatory organizations, including those rules and regulations promulgated by, among others, the SEC, the Financial Industry Regulatory Authority (“FINRA”) and the NYSE, and to the extent operations or trading in our securities take place outside the United States, by non-U.S. regulations and regulators, such as the U.K. Listing Authority. Certain of our subsidiaries are registered with the SEC under the Investment Advisers Act of 1940, as amended, and many of our funds are registered with the SEC under the Investment Company Act of 1940, as amended, both of which impose numerous obligations, as well as detailed operational requirements, on our subsidiaries, which are investment advisers to registered investment companies. Our subsidiaries, both in the United States and abroad, must comply with a myriad of complex and often changing U.S. and/or non-U.S. rules and regulations, some of which may conflict, including complex U.S. and non-U.S. tax regimes. Additionally, as we expand our operations, sometimes rapidly, into non-U.S. jurisdictions, the rules and regulations of these non-U.S. jurisdictions become applicable, sometimes with short compliance deadlines, and add further regulatory complexity to our ongoing compliance operations.

In addition, we are a bank holding company and a financial holding company subject to the supervision and regulation of the Federal Reserve Board (the “FRB”) and are subject to the restrictions, limitations, or prohibitions of the Bank Holding Company Act of 1956, as amended, and the Gramm-Leach-Bliley Act. The FRB may impose additional limitations or restrictions on our activities, including if the FRB believes that we do not have the appropriate financial and managerial resources to commence or conduct an activity or make an acquisition. Further, our subsidiary, Fiduciary Trust, is subject to extensive regulation, supervision and examination by the Federal Deposit Insurance Corporation (“the FDIC”) and New York State Banking Department, while other subsidiaries are subject to oversight by the Office of Thrift Supervision and various state regulators. The laws and regulations imposed by these regulators generally involve restrictions and requirements in connection with a variety of technical, specialized, and recently expanding matters and concerns. For example, compliance with anti-money laundering and Know-Your-Customer requirements, both domestically and internationally, and the Bank Secrecy Act has taken on heightened importance with regulators as a result of efforts to, among other things, limit terrorism. At the same time, there has been increased regulation with respect to the protection of customer privacy and the need to secure sensitive customer information. As we continue to address these requirements or focus on meeting new or expanded ones, we may expend a substantial amount of time and resources, even though our banking/finance business does not constitute our dominant business sector. Moreover, any inability to meet these requirements, within the timeframes set by regulators, may subject us to sanctions or other restrictions by the regulators that impact our broader business.

Regulatory and legislative actions and reforms have made the regulatory environment in which we operate more costly and future actions and reforms could adversely impact our assets under management, increase costs and negatively impact our profitability and future financial results. Since 2001, the federal securities laws have been augmented substantially and made significantly more complex by, among other measures, the Sarbanes-Oxley Act of 2002 and the USA Patriot Act of 2001. Moreover, changes in the interpretation or enforcement of existing laws or regulations have directly affected our business. With new laws and changes in interpretation and enforcement of existing requirements, the associated time we must dedicate to, and related costs we must incur in, meeting the regulatory complexities of our business have increased. These outlays have also increased as we expand our business into various non-U.S. jurisdictions. For example, in the past few years following the enactment of the Sarbanes-Oxley Act of 2002, new rules of the SEC, NYSE, and FINRA were promulgated and other rules revised. Among other things, these new requirements have necessitated us to make changes to our corporate governance and public disclosure policies, procedures and practices and our registered investment companies and investment advisers have been required to make similar changes. In addition, complex accounting and financial reporting requirements have been implemented in the past several years pursuant to the Sarbanes-Oxley Act of 2002 and the rules of the SEC and the Public Company Accounting Oversight Board, which apply across different legal entities within our corporate structure and varied geographical and/or jurisdictional areas in which we operate. Compliance activities to meet these new requirements have required us to expend additional time and resources, including without limitation substantial efforts to conduct evaluations required to ensure compliance with the management certification and attestation requirements under the Sarbanes-Oxley Act of 2002, and, consequently, we are incurring increased costs of doing business, which potentially negatively impacts our profitability and future financial results. Moreover, any potential accounting or reporting error, whether financial or otherwise, if material, could damage our reputation, adversely affect our ability to conduct business, and decrease revenue and net income. Finally, any regulatory and legislative actions and reforms affecting the mutual fund industry, including compliance initiatives, may negatively impact revenues by increasing our costs of accessing or dealing in the financial markets.

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

Any significant limitation or failure of our software applications and other technology systems that are critical to our operations could constrain our operations. We are highly dependent upon the use of various proprietary and third-party software applications and other technology systems to operate our business. We use our technology to, among other things, obtain securities pricing information, process client transactions, and provide reports and other customer services to the clients of the funds we manage. Any inaccuracies, delays, or systems failures in these and other processes could subject us to client dissatisfaction and losses. Although we take protective measures, including measures to effectively secure information through system security technology, our technology systems may still be vulnerable to unauthorized access, computer viruses or other events that have a security impact, such as an authorized employee or vendor inadvertently causing us to release confidential information, which could materially damage our operations or cause the disclosure or modification of sensitive or confidential information. Moreover, loss of confidential customer identification information could harm our reputation and subject us to liability under laws that protect confidential personal data, resulting in increased costs or loss of revenue.

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

We face risks, and corresponding potential costs and expenses, associated with conducting operations and growing our business in numerous countries. We sell mutual funds and offer investment management and related services in many different regulatory jurisdictions around the world, and intend to continue to expand our operations internationally. As we do so, we will continue to face various ongoing challenges to ensure that we have sufficient resources, procedures, and controls in place to address and ensure that our operations abroad operate consistently and effectively. In order to remain competitive, we must be proactive and prepared to implement necessary resources when growth opportunities present themselves, whether as a result of a business acquisition or rapidly increasing business activities in particular markets or regions. As we grow, we face a heightened risk that the necessary resources and/ or personnel will be unavailable to take full advantage of strategic opportunities when they appear or that strategic decisions can be efficiently implemented. Local regulatory environments may vary widely, as may the adequacy and sophistication of each. Similarly, local distributors, and their policies and practices as well as financial viability, may be inconsistent or less developed or mature. Notwithstanding potential long-term cost savings by increasing certain operations, such as transfer agent and other back-office operations, in countries or regions of the world with lower operating costs, growth of our international operations may involve near-term increases in expenses as well as additional capital costs, such as information, systems and technology costs and costs related to compliance with particular regulatory or other local requirements or needs. Local requirements or needs may also place additional demands on sales and compliance personnel and resources, such as meeting local language requirements while also integrating personnel into an organization with a single operating language. Finding and hiring additional, well-qualified personnel and crafting and adopting policies, procedures and controls to address local or regional requirements remain a challenge as we expand our operations internationally. Moreover, regulators in non-U.S. jurisdictions could also change their policies or laws in a manner that might restrict or otherwise impede our ability to distribute or register investment products in their respective markets. Any of these local requirements, activities, or needs could increase the costs and expenses we incur in a specific jurisdiction without any corresponding increase in revenues and income from operating in the jurisdiction. In addition, from time to time we enter into international joint ventures in which we may not have control. These investments in joint ventures may involve risks, including the risk that the controlling joint venture partner may have business interests, strategies or goals that are inconsistent with ours, and the risk that business decisions or other actions or omissions of the controlling joint venture partner or the joint venture company may result in harm to our reputation or adversely affect the value of our investment in the joint venture.

We depend on key personnel and our financial performance could be negatively affected by the loss of their services. The success of our business will continue to depend upon our key personnel, including our portfolio and fund managers, investment analysts, investment advisers, sales and management personnel and other professionals as well as our executive officers and business unit heads. In a tightening labor market, competition for qualified, motivated, and highly skilled executives, professionals and other key personnel in the asset management and banking/finance industries remains significant. Our success depends to a substantial degree upon our ability to attract, retain, and motivate qualified individuals, including through competitive compensation packages, and upon the continued contributions of these people. As our business grows, we are likely to need to increase correspondingly the overall number of individuals that we employ. Moreover, in order to retain certain key personnel, we may be required to increase compensation to such individuals, resulting in additional expense without a corresponding increase in potential revenue. We cannot assure you that we will be successful in attracting and retaining qualified individuals, and the departure of key investment personnel, in particular, if not replaced, could cause us to lose clients, which could have a material adverse effect on our financial condition, results of operations and business prospects.

Strong competition from numerous and sometimes larger companies with competing offerings and products could limit or reduce sales of our products, potentially resulting in a decline in our market share, revenues and net income. We compete with numerous asset management companies, mutual fund, stock brokerage, and investment banking firms, insurance companies, banks, savings and loan associations and other financial institutions. Our investment products also compete with products offered by these competitors as well as real estate investment trusts, hedge funds and others. Over the past decade, a significant number of new asset management firms and mutual funds have been established, increasing competition. At the same time, consolidation in the financial services industry has created stronger competitors with greater financial resources and broader distribution channels than our own. Competition is based on various factors, including, among others, business reputation, investment performance, product mix and offerings, service quality and innovation, distribution relationships, and fees charged. Additionally, competing securities broker/dealers whom we rely upon to distribute and sell our mutual funds may also sell their own proprietary funds and investment products, which could limit the distribution of our investment products. To the extent that existing or potential customers, including securities broker/dealers, decide to invest in or distribute the products of our competitors, the sales of our products as well as our market share, revenues and net income could decline. Our ability to attract and retain assets under our management is also dependent on the relative investment performance of our funds and other managed investment portfolios, offering a mix of sponsored investment products that meets investor demand and our ability to maintain our investment management services fees at competitive levels.

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

The amount or mix of our assets under management are subject to significant fluctuations and could negatively impact our revenues and income. We have become subject to an increased risk of asset volatility from changes in the domestic and global financial and equity markets. Individual financial and equity markets may be adversely affected by political, financial, or other instabilities that are particular to the country or regions in which a market is located, including without limitation local acts of terrorism, economic crises or other business, social or political crises. Declines in these markets have caused in the past, and would cause in the future, a decline in our revenues and income. Global economic conditions, exacerbated by war or terrorism or financial crises, changes in the equity market place, currency exchange rates, interest rates, inflation rates, the yield curve and other factors that are difficult to predict affect the mix, market values and levels of our assets under management. Our investment management services revenues are derived primarily from fees based on a percentage of the value of assets under management and vary with the nature of the account or product managed. A decline in the price of stocks or bonds, or in particular market segments, or in the securities market generally, could cause the value and returns on our assets under management to decline, resulting in a decline in our revenues and income. Moreover, changing market conditions may cause a shift in our asset mix between international and U.S. assets, potentially resulting in a decline in our revenue and income depending upon the nature of our assets under management and the level of management fees we earn based on them. Additionally, changing market conditions may cause a shift in our asset mix towards fixed-income products and a related decline in our revenue and income, as we generally derive higher fee revenues and income from equity assets than from fixed-income products we manage. On the other hand, increases in interest rates, in particular if rapid, or high interest rates, as well as any uncertainty in the future direction of interest rates, may have a negative impact on our fixed-income products as rising interest rates or interest rate uncertainty typically decrease the total return on many bond investments due to lower market valuations of existing bonds. Any decrease in the level of assets under management resulting from price declines, interest rate volatility or uncertainty or other factors could negatively impact our revenues and income.

Our increasing focus on international markets as a source of investments and sales of investment products subjects us to increased exchange rate and other risks in connection with earnings and income generated overseas. While we operate primarily in the United States, we also provide services and earn revenues in The Bahamas, Asia, Canada, Europe, Latin America, Africa, and Australia. As a result, we are subject to foreign exchange risk through our non-U.S. operations. While we have taken steps to reduce our exposure to foreign exchange risk, for example, by denominating a significant amount of our transactions in U.S. dollars, the situation may change in the future as our business continues to grow outside the United States. Stabilization or appreciation of the U.S. dollar could moderate revenues from sales of investment products internationally or could affect relative investment performance of certain funds invested in non-U.S. securities. Separately, management fees that we earn tend to be higher in connection with international assets under management than with U.S. assets under management. Consequently, a downturn in international markets could have a significant effect on our revenues and income. Moreover, as our business grows in non-U.S. markets, any business, social and political unrest affecting these markets, in addition to any direct consequences such unrest may have on our personnel and facilities located in the affected area, may also have a more lasting impact on the long-term investment climate in these and other areas and, as a result, our assets under management and the corresponding revenues and income that we generate from them may be negatively affected.

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

We could suffer losses in earnings or revenue if our reputation is harmed. Our reputation is important to the success of our business. We believe that our Franklin Templeton Investments brand has been, and continues to be, well received both in our industry and with our clients, reflecting the fact that our brand, like our business, is based in part on trust and confidence. If our reputation is harmed, existing clients may reduce amounts held in, or withdraw entirely from, funds that we advise or funds may terminate their management agreements with us, which could reduce the amount of assets under management and cause us to suffer a corresponding loss in earnings or revenue. Moreover, reputational harm may cause us to lose current employees and we may be unable to continue to attract new ones with similar qualifications, motivations, or skills. If we fail to address, or appear to fail to address, successfully and promptly the underlying causes of any reputational harm, we may be unsuccessful in repairing any existing harm to our reputation and our future business prospects would likely be affected.

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

Our ability to successfully integrate widely varied business lines can be impeded by systems and other technological limitations. Our continued success in effectively managing and growing our business, both domestically and abroad, depends on our ability to integrate the varied accounting, financial, information, and operational systems of our various businesses on a global basis. Moreover, adapting or developing our existing technology systems to meet our internal needs, as well as client needs, industry demands and new regulatory requirements, is also critical for our business. The constant introduction of new technologies presents new challenges to us. We have an ongoing need to continually upgrade and improve our various technology systems, including our data processing, financial, accounting, and trading systems. Further, we also must be proactive and prepared to implement technology systems when growth opportunities present themselves, whether as a result of a business acquisition or rapidly increasing business activities in particular markets or regions. These needs could present operational issues or require, from time to time, significant capital spending. It also may require us to reevaluate the current value and/or expected useful lives of our technology systems, which could negatively impact our results of operations.

Our inability to successfully recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm, or legal liability. Should we experience a local or regional disaster or other business continuity problem, such as a pandemic or other natural or man-made disaster, our continued success will depend, in part, on the availability of our personnel, our office facilities, and the proper functioning of our computer, telecommunication and other related systems and operations. While our operational size, the diversity of locations from which we operate, and our redundant back-up systems provide us with a strong advantage should we experience a local or regional disaster or other business continuity event, we could still experience near-term operational challenges, in particular depending upon how a local or regional event may affect our human capital across our operations or with regard to particular segments of our operations, such as key executive officers or personnel in our technology group. Moreover, as we grow our operations in particular areas, such as India, the potential for particular types of natural or man-made disasters, political, economic or infrastructure instabilities, or other country- or region-specific business continuity risks increases. Past disaster recovery efforts have demonstrated that even seemingly localized events may require broader disaster recovery efforts throughout our operations and, consequently, we regularly assess and take steps to improve upon our existing business continuity plans and key management succession. However, a disaster on a significant scale or affecting certain of our key operating areas within or across regions, or our inability to successfully recover should we experience a disaster or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm, or legal liability.

Certain of the portfolios we manage, including our emerging market portfolios, are vulnerable to market-specific political, economic, or other risks, any of which may negatively impact our revenues and income. Our emerging market portfolios and revenues derived from managing these portfolios are subject to significant risks of loss from political, economic, and diplomatic developments, currency fluctuations, social instability, changes in governmental policies, expropriation, nationalization, asset confiscation and changes in legislation related to foreign ownership. International trading markets, particularly in some emerging market countries, are often smaller, less liquid, less regulated and significantly more volatile than those in the U.S.

Our revenues, earnings, and income could be adversely affected if the terms of our management agreements are significantly altered or these agreements are terminated by the funds we advise. Our revenues are dependent on fees earned under investment management and related services agreements that we have with the funds we advise. These revenues could be adversely affected if these agreements are altered significantly or terminated. The decline in revenue that might result from alteration or termination of our investment management services agreements could have a material adverse impact on our earnings or income.

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

Civil litigation arising out of or relating to previously settled governmental investigations or other matters, governmental or regulatory investigations and/or examinations and the legal risks associated with our business could adversely impact our assets under management, increase costs and negatively impact our profitability and/or our future financial results. We have been named as a defendant in shareholder class action, derivative, and other lawsuits, many of which arise out of or relate to previously settled governmental investigations. While management believes that the claims made in these lawsuits are without merit, and intends to vigorously defend against them, litigation typically is an expensive process. Risks associated with legal liability often are difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time. Moreover, settlements or judgments against us have the potential of being substantial if we are unsuccessful in settling or otherwise resolving matters early in the process and/or on favorable terms. It is also possible that we may be named as a defendant in additional civil or governmental actions similar to those already instituted. From time to time we may receive requests for documents or other information from governmental authorities or regulatory bodies or we also may become the subject of governmental or regulatory investigations and/or examinations. Moreover, governmental or regulatory investigations or examinations that have been inactive could become active. We may be obligated, and under our standard form of indemnification agreement with certain officers and directors in some instances, we are obligated, or we may choose, to indemnify directors, officers, or employees against liabilities and expenses they may incur in connection with such matters to the extent permitted under applicable law. Eventual exposures from and expenses incurred relating to current and future litigation, investigations, examinations and settlements could adversely impact our assets under management, increase costs and negatively impact our profitability and/or our future financial results. Judgments or findings of wrongdoing by regulatory or governmental authorities or in civil litigation against us could affect our reputation, increase our costs of doing business and/or negatively impact our revenues, any of which could have a material negative impact on our financial results.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of business, our financial position is subject to market risk: the potential loss due to changes in the value of financial instruments including those resulting from adverse changes in interest rates, foreign currency exchange and equity prices. Financial instruments include, but are not limited to, trade accounts receivable, investment securities, deposits and other debt obligations. Management is responsible for managing market risk. Our Enterprise Risk Management Committee is responsible for providing a framework to assist management to identify, assess, and manage market and other risks.

Our banking/finance operating segment is exposed to interest rate fluctuations on its loans receivable, debt securities held, deposit liabilities and variable funding notes outstanding. We monitor the net interest rate margin and the average maturity of interest earning assets, as well as funding sources of our banking/finance operating segment and, from time to time, we may enter into interest-rate swap agreements to mitigate the interest rate exposure arising from the loans receivable portfolio and variable funding notes liabilities of our banking/finance operating segment.

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

At December 31, 2007, we have considered the potential impact of a 2% movement in market interest rates in relation to the banking/finance segment interest earning assets, net of interest-bearing liabilities, total debt outstanding and our portfolio of debt securities, for each of these categories and in the aggregate. Based on our analysis, we do not expect that this change would have a material impact on our operating revenues or results of operations, for each of these categories or in the aggregate.

We are subject to foreign currency exchange risk through our international operations. While we operate primarily in the United States, we also provide services and earn revenues in The Bahamas, Asia, Canada, Europe, Latin America, Africa, and Australia. Our exposure to foreign currency exchange risk is minimized since a significant portion of these revenues and associated expenses are denominated in U.S. dollars. This situation may change in the future as our business continues to grow outside the United States.

We are exposed to market valuation risks related to securities we hold that are carried at fair value and investments held by majority-owned sponsored investment products that we consolidate, which are also carried at fair value. To mitigate these risks, we maintain a diversified investment portfolio and, from time to time, we may enter into derivative agreements. Our exposure to market valuation risks is also minimized as we sponsor a broad range of investment products in various global jurisdictions, which allows us to mitigate the impact of changes in any particular market(s) or region(s).

The following is a summary of the effect of a 10% increase or decrease in the market values of our financial instruments subject to market valuation risks at December 31, 2007.

(in thousands)	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Current
Investment securities, trading	$374,956	$412,452	$337,460
Investment securities, available-for-sale	500,883	550,971	450,795

Total Current	$875,839	$963,423	$788,255

Banking/Finance
Investment securities, available-for-sale	$203,875	$224,263	$183,488
Non-Current
Investments, other	$539,092	$593,001	$485,183

Item 4. Controls and Procedures.

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2007. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of December 31, 2007 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As previously reported, the Company and certain of its subsidiaries have been named in two lawsuits alleging violations of federal securities laws relating to marketing support payments and payment of allegedly excessive commissions. The lawsuits are styled as class actions and seek, among other relief, compensatory damages and attorneys’ fees and costs. They are: Alexander v. Franklin Resources, Inc., et al., Case No 06-7121 SI, filed on November 16, 2006 in the United States District Court for the Northern District of California; and Ulferts v. Franklin Resources, Inc., et al., Case No. 06-7847 SI filed on December 22, 2006 in the United States District Court for the Northern District of California.

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

For a further description of our legal proceedings, please see the description of our legal proceedings set forth in the “Legal Proceedings” section in Note 11 – Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 includes a detailed discussion of the risk factors applicable to us which are also set forth under Item 2 of Part I of this Form 10-Q. There are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to the shares of the Company’s common stock we repurchased during the three months ended December 31, 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2007 through October 31, 2007	1,526,921	$129.49	1,526,921	7,775,029
November 1, 2007 through November 30, 2007	3,882,753	$119.70	3,882,753	3,892,276
December 1, 2007 through December 31, 2007	1,052,558	$112.13	1,052,558	2,839,718

Total	6,462,232		6,462,232

Under our stock repurchase program, we can repurchase shares of the Company’s common stock from time to time in the open market and in private transactions in accordance with applicable laws and regulations, including without limitation applicable federal securities laws. From time to time we have announced the existence of and updates to the Company’s continuing policy of repurchasing shares of its common stock, including announcements made in March 2000, August 2002, May 2003, August 2003, July 2006 and June 2007. From the fiscal year ended September 30, 2002 through December 31, 2007, our Board of Directors had authorized and approved the repurchase of up to 50.0 million shares under our stock repurchase program, of which approximately 2.8 million shares of our common stock remained available for repurchase at December 31, 2007.

In January 2008, the Board of Directors authorized the Company to purchase, from time to time, up to an aggregate of 10.0 million shares of its common stock in either open market or off-market transactions. The size and timing of these purchases will depend on price, market and business conditions, and other factors. Our stock repurchase program is not subject to an expiration date. The new Board of Directors authorization is in addition to the prior authorization.

There were no unregistered sales of equity securities during the period covered by this report.

Item 6. Exhibits.

Exhibit No.	Description
Exhibit 3(i)(a)	Registrant’s Certificate of Incorporation, as filed November 28, 1969, incorporated by reference to Exhibit (3)(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (File No. 001-09318) (the “1994 Annual Report”).

Exhibit 3(i)(b)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed March 1, 1985, incorporated by reference to Exhibit (3)(ii) to the 1994 Annual Report.

Exhibit 3(i)(c)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed April 1, 1987, incorporated by reference to Exhibit (3)(iii) to the 1994 Annual Report.

Exhibit 3(i)(d)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed February 2, 1994, incorporated by reference to Exhibit (3)(iv) to the 1994 Annual Report.

Exhibit 3(i)(e)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed on February 4, 2005, incorporated by reference to Exhibit (3)(i)(e) to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318).

Exhibit 3(ii)	Amended and Restated By-laws of Franklin Resources, Inc. adopted July 9, 2007, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on July 10, 2007.

Exhibit 10.1	2006 Directors Deferred Compensation Plan, as amended and restated December 14, 2007, and form of Supplemental Deferral Election Form thereunder (filed herewith).

Exhibit 10.2	Amendment Number 7 dated December 21, 2007 to the Managed Operations Services Agreement dated February 6, 2001, between Franklin Templeton Companies, LLC and International Business Machines Corporation, as amended (filed herewith).

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.
(Registrant)

Date: February 8, 2008	By:	/s/ KENNETH A. LEWIS
Kenneth A. Lewis
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
Exhibit 3(i)(a)	Registrant’s Certificate of Incorporation, as filed November 28, 1969, incorporated by reference to Exhibit (3)(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (File No. 001-09318) (the “1994 Annual Report”).

Exhibit 3(i)(b)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed March 1, 1985, incorporated by reference to Exhibit (3)(ii) to the 1994 Annual Report.

Exhibit 3(i)(c)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed April 1, 1987, incorporated by reference to Exhibit (3)(iii) to the 1994 Annual Report.

Exhibit 3(i)(d)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed February 2, 1994, incorporated by reference to Exhibit (3)(iv) to the 1994 Annual Report.

Exhibit 3(i)(e)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed on February 4, 2005, incorporated by reference to Exhibit (3)(i)(e) to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318).

Exhibit 3(ii)	Amended and Restated By-laws of Franklin Resources, Inc. adopted July 9, 2007, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on July 10, 2007.

Exhibit 10.1	2006 Directors Deferred Compensation Plan, as amended and restated December 14, 2007, and form of Supplemental Deferral Election Form thereunder (filed herewith).

Exhibit 10.2	Amendment Number 7 dated December 21, 2007 to the Managed Operations Services Agreement dated February 6, 2001, between Franklin Templeton Companies, LLC and International Business Machines Corporation, as amended (filed herewith).

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).