Form 10-Q
period 2008-03-31
FRANKLIN RESOURCES INC
filed 2008-05-08
CIK 38777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Outstanding: 236,371,245 shares of common stock, par value $0.10 per share, of Franklin Resources, Inc. as of April 30, 2008.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Statements of Income

Unaudited

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per share data)	2008	2007	2008	2007
Operating Revenues
Investment management fees	$915,965	$850,796	$1,936,280	$1,682,686
Underwriting and distribution fees	499,513	570,848	1,073,309	1,080,621
Shareholder servicing fees	73,417	68,333	146,592	135,898
Consolidated sponsored investment products income, net	3,764	1,327	6,668	2,164
Other, net	11,033	17,702	26,434	35,452

Total operating revenues	1,503,692	1,509,006	3,189,283	2,936,821

Operating Expenses
Underwriting and distribution	485,612	533,946	1,038,202	1,011,997
Compensation and benefits	280,625	268,471	560,915	519,487
Information systems, technology and occupancy	79,854	73,953	159,471	149,016
Advertising and promotion	47,372	46,035	94,016	80,896
Amortization of deferred sales commissions	43,322	37,615	87,873	71,362
Other	47,820	49,903	93,990	96,910

Total operating expenses	984,605	1,009,923	2,034,467	1,929,668

Operating Income	519,087	499,083	1,154,816	1,007,153

Other Income (Expenses)
Consolidated sponsored investment products (losses) gains, net	(26,064)	13,755	(27,041)	44,041
Investment and other income, net	32,393	100,857	113,166	171,966
Interest expense	(5,948)	(5,990)	(11,993)	(12,112)

Other income, net	381	108,622	74,132	203,895

Income before taxes on income	519,468	607,705	1,228,948	1,211,048
Taxes on income	153,372	166,839	344,536	343,382

Net Income	$366,096	$440,866	$884,412	$867,666

Earnings per Share
Basic	$1.55	$1.75	$3.70	$3.44
Diluted	1.54	1.73	3.67	3.40
Dividends per Share	$0.20	$0.15	$0.40	$0.30

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Balance Sheets

Unaudited

(in thousands)	March 31, 2008	September 30, 2007
Assets

Current Assets
Cash and cash equivalents	$3,348,771	$3,304,495
Receivables	738,474	865,128
Investment securities, trading	285,014	365,968
Investment securities, available-for-sale	417,008	539,051
Other investments	300,000	300,000
Deferred taxes and other	90,197	82,084

Total current assets	5,179,464	5,456,726

Banking/Finance Assets
Cash and cash equivalents	314,936	279,688
Loans held for sale	498,726	341,719
Loans receivable, net	279,405	240,520
Investment securities, available-for-sale	234,847	160,223
Other	35,796	26,028

Total banking/finance assets	1,363,710	1,048,178

Non-Current Assets
Investments, other	534,540	523,901
Deferred sales commissions	225,922	257,888
Property and equipment, net	567,541	559,483
Goodwill	1,452,670	1,456,411
Other intangible assets, net	595,031	601,833
Receivable from banking/finance group	—	10,978
Other	25,844	27,852

Total non-current assets	3,401,548	3,438,346

Total Assets	$9,944,722	$9,943,250

[Table continued on next page]

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Balance Sheets

Unaudited

[Table continued from previous page]

(in thousands, except share data)	March 31, 2008	September 30, 2007
Liabilities and Stockholders’ Equity

Current Liabilities
Compensation and benefits	$204,759	$322,956
Commercial paper	298,991	—
Current maturities of long-term debt	420,000	420,000
Accounts payable and accrued expenses	211,667	272,248
Commissions	267,263	274,697
Income taxes	15,683	119,667
Other	27,683	26,075

Total current liabilities	1,446,046	1,435,643

Banking/Finance Liabilities
Deposits	528,714	442,011
Payable to parent	—	10,978
Variable funding notes	436,099	240,773
Other	87,440	58,243

Total banking/finance liabilities	1,052,253	752,005

Non-Current Liabilities
Long-term debt	141,076	162,125
Deferred taxes	201,463	214,511
Other	73,631	5,287

Total non-current liabilities	416,170	381,923

Total liabilities	2,914,469	2,569,571

Minority Interest	46,144	41,404

Commitments and Contingencies (Note 12)

Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 236,362,735 and 245,469,895 shares issued and outstanding at March 31, 2008 and September 30, 2007	23,636	24,547
Capital in excess of par value	—	—
Retained earnings	6,768,142	7,049,417
Accumulated other comprehensive income	192,331	258,311

Total stockholders’ equity	6,984,109	7,332,275

Total Liabilities and Stockholders’ Equity	$9,944,722	$9,943,250

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Statements of Cash Flows

Unaudited

	Six Months Ended March 31,
(in thousands)	2008	2007
Net Income	$884,412	$867,666
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105,108	108,799
Equity in net income of affiliated companies	(24,403)	(30,066)
Net gains on sale of assets	(11,007)	(46,739)
Stock-based compensation	36,631	38,175
Excess tax benefits from stock-based compensation arrangements	(26,995)	(34,304)

Changes in operating assets and liabilities:
Decrease (increase) in receivables, prepaid expenses and other	43,951	(47,511)
Originations of loans held for sale	(160,753)	(302,017)
Proceeds from securitization of loans held for sale	—	355,564
Increase in trading securities, net	(188,497)	(12,714)
Advances of deferred sales commissions	(62,645)	(73,775)
(Decrease) increase in deferred income taxes and taxes payable	(42,363)	39,686
(Decrease) increase in commissions payable	(7,434)	42,616
Increase in other liabilities	33,700	11,119
Decrease in accrued compensation and benefits	(102,599)	(53,362)

Net cash provided by operating activities	477,106	863,137

Purchase of investments	(659,295)	(275,761)
Liquidation of investments	776,622	413,150
Purchase of banking/finance investments	(89,310)	(266)
Liquidation of banking/finance investments	16,326	43,792
(Increase) decrease in loans receivable	(42,553)	47,128
Additions of property and equipment, net	(34,372)	(43,694)
Dispositions of subsidiaries, net of cash acquired	—	(2,414)

Net cash (used in) provided by investing activities	(32,582)	181,935

Increase (decrease) in bank deposits	86,703	(106,252)
Exercise of common stock options	4,979	30,334
Dividends paid on common stock	(84,747)	(68,424)
Purchase of common stock	(1,141,392)	(603,583)
Excess tax benefits from stock-based compensation arrangements	26,995	34,304
Increase in debt	577,563	260,196
Payments on debt	(58,476)	(276,005)
Minority interest	225,486	50,391

Net cash used in financing activities	(362,889)	(679,039)

Effect of exchange rate changes on cash and cash equivalents	(2,111)	—

Increase in cash and cash equivalents	79,524	366,033
Cash and cash equivalents, beginning of period	3,584,183	3,613,135

Cash and Cash Equivalents, End of Period	$3,663,707	$3,979,168

[Table continued on next page]

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Statements of Cash Flows

Unaudited

[Table continued from previous page]

	Six Months Ended March 31,
(in thousands)	2008	2007
Components of Cash and Cash Equivalents
Cash and cash equivalents, beginning of period:
Current assets	$3,304,495	$3,310,545
Banking/finance assets	279,688	302,590

Total	$3,584,183	$3,613,135
Cash and cash equivalents, end of period:
Current assets	$3,348,771	$3,701,859
Banking/finance assets	314,936	277,309

Total	$3,663,707	$3,979,168

Supplemental Disclosure of Non-Cash Information
Total assets related to the net deconsolidation of certain sponsored investment products	$(343,522)	$(45,313)
Total liabilities related to the net deconsolidation of certain sponsored investment products	(101,273)	(1,803)
Assets held for sale reclassified from investing to operating activities	—	9,535

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2008

(Unaudited)

Note 1- Basis of Presentation

We have prepared these unaudited interim financial statements of Franklin Resources, Inc. (the “Company” or “we”) and its consolidated subsidiaries (collectively, “Franklin Templeton Investments”) in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Under these rules and regulations, we have shortened or omitted some information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles. We believe that we have made all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown. All adjustments are normal and recurring. You should read these financial statements together with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. Certain amounts for the comparative prior fiscal year periods have been reclassified to conform to the financial presentation for and at the period ended March 31, 2008.

Note 2 - New Accounting Standards

In March 2008, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities – as amended” (“SFAS 133”), to provide enhanced disclosures about how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS 133; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We currently are evaluating the impact that the adoption of SFAS 161 will have on the disclosures to our Consolidated Financial Statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R changes the accounting for and reporting of business combinations including, among other things, expanding the definition of a business and a business combination; requiring all assets and liabilities of the acquired business, including goodwill, contingent assets and liabilities, and contingent consideration to be recorded at fair value on the acquisition date; requiring acquisition-related transaction and restructuring costs to be expensed, rather than accounted for as acquisition costs; and requiring reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to be recognized in earnings. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application of SFAS 141R is prohibited. We currently are evaluating the impact that the adoption of SFAS 141R will have on our Consolidated Financial Statements.

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

In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance for determining whether the specialized accounting principles of the AICPA “Audit and Accounting Guide Investment Companies” (the “Guide”) should be applied by an entity and whether those specialized accounting principles should be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. SOP 07-1 is effective for fiscal years beginning on or after December 15, 2007, with early application encouraged. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. SOP 07-1-1, “Effective Date of AICPA Statement of Position 07-1” (“FSP SOP 07-1-1”), which delays indefinitely the effective date of SOP 07-1 to allow the FASB time to consider the related implementation issues. We currently are evaluating the impact that the adoption of SOP 07-1 will have on our Consolidated Financial Statements.

In May 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 46R-7, “Application of FASB Interpretation No. 46R to Investment Companies” (“FSP FIN 46R-7”). FSP FIN 46R-7 amends FIN 46R, to make permanent the temporary deferral of the application of FIN 46R to entities within the scope of the Guide under SOP 07-1. FSP FIN 46R-7 is effective upon adoption of SOP 07-1 for fiscal years beginning on or after December 15, 2007. The issuance of FSP SOP 07-1-1 in February 2008 did not amend FSP FIN 46R-7 and, thus, FSP FIN 46R remains effective only upon initial adoption of SOP 07-1. We currently are evaluating the impact that the adoption of FSP FIN 46R-7 will have on our Consolidated Financial Statements.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require new fair value measurements, but provides guidance on how to measure fair value by establishing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, which amends SFAS 157 to exclude FASB Statement No. 13, “Accounting for Leases” (“SFAS 13”), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13 from the scope of SFAS 157, and issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items recognized or disclosed at fair value on an annual or more frequently occurring basis, until fiscal years beginning after November 15, 2008. We currently are evaluating the impact that the adoption of SFAS 157 will have on our Consolidated Financial Statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for tax positions taken or expected to be taken in a tax return. FIN 48 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for related interest and penalties. Under FIN 48, a company must determine for each tax position whether it is more likely than not that the position will be sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to beginning retained earnings. The adoption of FIN 48 on October 1, 2007 resulted in a reduction to beginning retained earnings of $20.8 million as described in Note 11 – Accounting for Uncertainty in Income Taxes.

Note 3 - Comprehensive Income

The following table computes comprehensive income.

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2008	2007	2008	2007
Net income	$366,096	$440,866	$884,412	$867,666
Net unrealized (losses) gains on investments, net of tax	(33,375)	(18,638)	(59,430)	13,711
Currency translation adjustments	4,400	6,738	(6,437)	26,141
Other	(56)	—	(113)	1,831

Comprehensive Income	$337,065	$428,966	$818,432	$909,349

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

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per share data)	2008	2007	2008	2007
Net income as reported	$366,096	$440,866	$884,412	$867,666
Adjustments, net of taxes	—	(55)	—	(55)

Net Income Available to Common Stockholders	$366,096	$440,811	$884,412	$867,611

Weighted-average shares outstanding – basic	236,520	251,763	239,066	252,085
Incremental shares from assumed conversions:
Common stock options and nonvested stock awards and stock unit awards	1,840	3,397	2,105	3,066

Weighted-Average Shares Outstanding – Diluted	238,360	255,160	241,171	255,151

Earnings per Share
Basic	$1.55	$1.75	$3.70	$3.44
Diluted	1.54	1.73	3.67	3.40

In computing diluted earnings per share for the three and six months ended March 31, 2007, we adjusted net income for the effect of an accelerated stock repurchase agreement entered into in March 2007 (see Note 14 – Common Stock Repurchases).

For the three and six months ended March 31, 2008, approximately 1,299.7 thousand and 813.6 thousand nonvested shares related to grants of stock awards and stock unit awards were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. For the three and six months ended March 31, 2007, approximately 0.6 thousand and 21.5 thousand nonvested shares related to grants of stock awards and stock unit awards were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

Note 5 - Cash and Cash Equivalents

We disclose cash and cash equivalents as separate components of current assets and banking/finance assets in our Condensed Consolidated Balance Sheets. Cash and cash equivalents consisted of the following:

(in thousands)	March 31, 2008	September 30, 2007
Cash and due from banks	$716,168	$724,809
Federal funds sold and securities purchased under agreements to resell	151,952	87,879
Money market mutual funds, time deposits, securities of U.S. federal agencies, corporate debt securities, and other	2,795,587	2,771,495

Total	$3,663,707	$3,584,183

Federal Reserve Board regulations require that certain of our banking subsidiaries maintain reserve balances on deposits with the Federal Reserve Banks. The required reserve balances were $6.1 million at March 31, 2008 and $4.6 million at September 30, 2007.

Note 6 – Investments

Investments consisted of the following:

	March 31, 2008		September 30, 2007
(in thousands)	Cost Basis	Fair Value	Cost Basis	Fair Value
Current
Investment securities, trading	$294,397	$285,014	$330,952	$365,968
Investment securities, available-for-sale
Sponsored investment products	363,066	375,926	313,372	366,319
Securities of U.S. states and political subdivisions	4,077	4,074	2,413	2,400
Securities of U.S. Treasury and federal agencies	19,845	19,889	13,376	13,398
Other debt and equity securities	16,618	17,119	147,235	156,934

Total investment securities, available-for-sale	403,606	417,008	476,396	539,051

Other investments	300,000	300,000	300,000	300,000

Total Current	$998,003	$1,002,022	$1,107,348	$1,205,019

Banking/Finance
Investment securities, available-for-sale
Mortgage-backed securities	$217,215	$219,987	$142,074	$142,867
Securities of U.S. states and political subdivisions	1,336	1,379	1,478	1,493
Securities of U.S. Treasury and federal agencies	4,605	4,811	5,102	5,277
Other debt and equity securities	8,670	8,670	10,652	10,586

Total Banking/Finance	$231,826	$234,847	$159,306	$160,223

Non-Current
Investments, other
Securities of U.S. states and political subdivisions	$122,757	$124,019	$116,739	$115,865
Securities of U.S. Treasury and federal agencies	895	955	893	919
Investments in equity-method investees[1]	367,599	367,599	287,295	287,295
Other debt and equity securities	33,478	41,967	94,594	119,822

Total Non-Current	$524,729	$534,540	$499,521	$523,901

[1]	Cost basis represents our initial investment cost adjusted for our share of the earnings or losses of the investee after the date of acquisition.

Other investments consist of time deposits with maturities of greater than three months but less than one year from the date of purchase. Investments, other include investments that we intend to hold for a period in excess of one year at the date of purchase. Investments in equity-method investees consist of limited liability investment companies, investment partnerships, and other entities where we have significant influence. Other debt and equity securities include equity securities, collateralized debt obligations, corporate debt securities, and other securities with a determinable fair value that are treated as available-for-sale securities, as well as certain equity investments carried at cost.

As of March 31, 2008 and September 30, 2007, banking/finance operating segment investment securities with aggregate carrying values of $71.2 million and $32.0 million were pledged as collateral as required by federal and state regulators and the Federal Home Loan Bank.

A summary of the gross unrealized gains and losses relating to investment securities, available-for-sale and investments, other is as follows:

(in thousands)	Cost Basis	Gross Unrealized		Fair Value
as of March 31, 2008		Gains	Losses
Sponsored investment products	$363,066	$20,727	$(7,867)	$375,926
Mortgage-backed securities	217,215	4,539	(1,767)	219,987
Securities of U.S. states and political subdivisions	128,170	1,719	(417)	129,472
Securities of U.S. Treasury and federal agencies	25,345	310	—	25,655
Other debt and equity securities	58,488	14,139	(5,490)	67,137

Total	$792,284	$41,434	$(15,541)	$818,177

(in thousands)	Cost Basis	Gross Unrealized		Fair Value
as of September 30, 2007		Gains	Losses
Sponsored investment products	$313,372	$54,776	$(1,829)	$366,319
Mortgage-backed securities	142,074	1,524	(731)	142,867
Securities of U.S. states and political subdivisions	120,630	206	(1,078)	119,758
Securities of U.S. Treasury and federal agencies	19,371	223	—	19,594
Other debt and equity securities	252,204	36,872	(2,337)	286,739

Total	$847,651	$93,601	$(5,975)	$935,277

The changes in net unrealized gains (losses) on investment securities included realization of net gains on the sale of investment securities, available-for-sale and investments, other of $0.3 million and $19.2 million during the three and six months ended March 31, 2008, and $38.9 million and $47.8 million during the three and six months ended March 31, 2007. The tax effects of the changes in unrealized gains (losses) on investment securities were $5.1 million and $1.7 million during the three and six months ended March 31, 2008, and $(3.0) million and $(2.9) million during the three and six months ended March 31, 2007.

We evaluate our investments for other-than-temporary decline in value on a periodic basis. During the six months ended March 31, 2008, we recognized immaterial other-than-temporary declines in the value of certain investments classified as other debt and equity securities in non-current assets and sponsored investment products in current assets. During the six months ended March 31, 2007, we recognized immaterial other-than-temporary declines in the value of certain investments classified as other debt and equity securities in non-current assets.

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

	Three Months Ended March 31, 2008			Six Months Ended March 31, 2008
(in thousands)	Before Consolidation	Sponsored Investment Products	Consolidated	Before Consolidation	Sponsored Investment Products	Consolidated
Operating Revenues
Investment management fees	$916,788	$(823)	$915,965	$1,939,816	$(3,536)	$1,936,280
Underwriting and distribution fees	499,698	(185)	499,513	1,073,941	(632)	1,073,309
Shareholder servicing fees	73,433	(16)	73,417	146,617	(25)	146,592
Consolidated sponsored investment products income, net	—	3,764	3,764	—	6,668	6,668
Other, net	11,033	—	11,033	26,434	—	26,434

Total operating revenues	1,500,952	2,740	1,503,692	3,186,808	2,475	3,189,283

Operating Expenses	984,605	—	984,605	2,034,467	—	2,034,467

Operating Income	516,347	2,740	519,087	1,152,341	2,475	1,154,816

Other Income (Expenses)
Consolidated sponsored investment products losses, net	—	(26,064)	(26,064)	—	(27,041)	(27,041)
Investment and other income (expenses), net	52,119	(19,726)	32,393	140,921	(27,755)	113,166
Interest expense	(5,948)	—	(5,948)	(11,993)	—	(11,993)

Other income (expenses), net	46,171	(45,790)	381	128,928	(54,796)	74,132

Income (loss) before taxes on income	562,518	(43,050)	519,468	1,281,269	(52,321)	1,228,948
Taxes on income	165,399	(12,027)	153,372	359,201	(14,665)	344,536

Net Income (Loss)	$397,119	$(31,023)	$366,096	$922,068	$(37,656)	$884,412

	March 31, 2008			September 30, 2007
(in thousands)	Before Consolidation	Sponsored Investment Products	Consolidated	Before Consolidation	Sponsored Investment Products	Consolidated
Assets
Current assets	$5,093,557	$85,907	$5,179,464	$5,317,425	$139,301	$5,456,726
Banking/finance assets	1,363,710	—	1,363,710	1,048,178	—	1,048,178
Non-current assets	3,401,958	(410)	3,401,548	3,440,602	(2,256)	3,438,346

Total Assets	$9,859,225	$85,497	$9,944,722	$9,806,205	$137,045	$9,943,250

Liabilities and Stockholders’ Equity
Current liabilities	$1,401,439	$44,607	$1,446,046	$1,338,052	$97,591	$1,435,643
Banking/finance liabilities	1,052,253	—	1,052,253	752,005	—	752,005
Non-current liabilities	419,865	(3,695)	416,170	401,589	(19,666)	381,923

Total Liabilities	2,873,557	40,912	2,914,469	2,491,646	77,925	2,569,571
Minority interest	829	45,315	46,144	588	40,816	41,404
Total stockholders’ equity	6,984,839	(730)	6,984,109	7,313,971	18,304	7,332,275

Total Liabilities and Stockholders’ Equity	$9,859,225	$85,497	$9,944,722	$9,806,205	$137,045	$9,943,250

Sales and redemptions of shares of our consolidated sponsored investment products by third parties are a component of the change in minority interest included in financing activities in our Condensed Consolidated Statements of Cash Flows.

Note 8 - Securitization of Loans Held for Sale

From time to time, we enter into automobile loan securitization transactions with qualified special purpose entities and record these transactions as sales. For the six months ended March 31, 2007, net sales proceeds and net carrying amount of loans held for sale were $353,508 thousand and $351,013 thousand, and we recognized a pre-tax gain of $2,495 thousand in our Condensed Consolidated Income Statement. There were no securitization transactions in the three and six months ended March 31, 2008 and three months ended March 31, 2007.

When we sell automobile loans in a securitization transaction, we record an interest-only strip receivable. The interest-only strip receivable represents our contractual right to receive interest from the pool of securitized loans after the payment of required amounts to holders of the securities and certain other costs associated with the securitization. Automobile loans sold in a securitization transaction in the six months ended March 31, 2007 included loans held by a special purpose statutory Delaware trust (the “Trust”) that was organized to hold our loans held for sale and issue notes under a variable funding note warehouse credit facility (see Note 10 - Debt). Directly and through the Trust, which is consolidated in our results of operations, we also enter into interest-rate swap agreements, accounted for as freestanding derivatives, intended to mitigate the interest risk between the fixed interest rate on the pool of automobile loans and the floating interest rate being paid under the variable funding note warehouse credit facility until the securitization and sale of the related loans. At March 31, 2008, the interest-rate swap had a notional value of $478.4 million and we recorded its fair value of $13.0 million as a part of our banking/finance liabilities in our Condensed Consolidated Balance Sheet. At September 30, 2007, the interest-rate swap had a notional value of $251.4 million and we recorded its fair value of $2.2 million as a part of our banking/finance liabilities in our Condensed Consolidated Balance Sheet. Changes in fair value of the interest-rate swap are recognized currently in earnings.

We generally estimate fair value based on the present value of future expected cash flows. The key assumptions used in the present value calculations of our securitization transactions at the date of securitization were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Excess cash flow discount rate (annual rate)	N/A	N/A	N/A	12.0%
Cumulative life loss rate	N/A	N/A	N/A	4.0%
Expected weighted average life (years)	N/A	N/A	N/A	4.0
Pre-payment speed (average monthly rate)	N/A	N/A	N/A	1.6%

We determined these assumptions using data from comparable market transactions, historical information, and management’s estimate.

The interest-only strips receivable is generally fully realizable and subject to limited recourse provisions. We generally estimate the fair value of the interest-only strips at each period-end based on the present value of future expected cash flows, consistent with the methodology used at the date of securitization. Changes in the fair value of the interest-only strip are recognized currently in earnings. From September 30, 2007 to March 31, 2008, we increased the excess cash flow discount rate from 14.0% to 17.5% to reflect the liquidity premium in the market. The following table shows the carrying value and the sensitivity of the interest-only strips receivable to hypothetical adverse changes in the key economic assumptions used to measure fair value:

(dollar amounts in thousands)	March 31, 2008	September 30, 2007
Carrying amount/fair value of interest-only strips receivable	$ 13,741	$ 19,484

Excess cash flow discount rate (annual rate)	17.5%	14.0%
Impact on fair value of 10% adverse change	$ (252)	$ (281)
Impact on fair value of 20% adverse change	(494)	(552)

Cumulative life loss rate	3.9%	4.0%
Impact on fair value of 10% adverse change	$ (1,455)	$ (1,879)
Impact on fair value of 20% adverse change	(2,467)	(3,427)

Pre-payment speed (average monthly rate)	1.4%	1.6%
Impact on fair value of 10% adverse change	$ (1,452)	$ (1,715)
Impact on fair value of 20% adverse change	(2,755)	(3,069)

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

The following table is a summary of cash flows received from and paid to securitization trusts.

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2008	2007	2008	2007
Servicing fees received	$3,071	$3,293	$6,447	$7,374
Interest-only strips cash flows received	2,238	3,648	5,939	6,837
Purchase of loans from trusts	—	(366)	(20,490)	(10,943)

Amounts payable to the trustee related to loan principal and interest collected on behalf of the trusts of $40.0 million at March 31, 2008 and $35.3 million at September 30, 2007 are included in other banking/finance liabilities.

The following table shows details of the loans we manage that are held by securitization trusts.

(in thousands)	March 31, 2008	September 30, 2007
Principal amount of loans	$570,702	$749,824
Principal amount of loans 30 days or more past due	16,669	22,841

Net charge-offs on the securitized loan portfolio were $5.3 million and $11.7 million for the three and six months ended March 31, 2008, and $3.4 million and $6.3 million for the comparable periods in the prior fiscal year.

Note 9 - Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill and gross intangible assets were as follows:

(in thousands)	Goodwill	Amortized Intangible Assets	Non-amortized Intangible Assets
Balance at October 1, 2007	$1,456,411	$201,505	$520,449
Foreign currency movement	(3,741)	(241)	(1,404)

Balance at March 31, 2008	$1,452,670	$201,264	$519,045

Certain of our goodwill and intangible assets are denominated in currencies other than the U.S. dollar; therefore, their gross and net carrying amounts are subject to foreign currency movements.

Intangible assets as of March 31, 2008 and September 30, 2007 were as follows:

	March 31, 2008
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Customer base	$166,227	$(96,067)	$70,160
Other	35,037	(29,211)	5,826

	201,264	(125,278)	75,986

Non-amortized intangible assets
Investment management contracts	519,045	—	519,045

Total	$720,309	$(125,278)	$595,031

	September 30, 2007
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Customer base	$166,471	$(91,866)	$74,605
Other	35,034	(28,255)	6,779

	201,505	(120,121)	81,384
Non-amortized intangible assets
Investment management contracts	520,449	—	520,449

Total	$721,954	$(120,121)	$601,833

We completed our most recent annual impairment test of goodwill and indefinite-lived intangible assets during the quarter ended December 31, 2007, under the guidance of FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, and we determined that there was no impairment in the value of these assets as of October 1, 2007. No impairment loss in the value of goodwill and indefinite-lived intangible assets was recognized during fiscal year 2007. No impairment loss in the value of intangible assets subject to amortization was recognized during the six months ended March 31, 2008 and 2007.

Amortization expense related to definite-lived intangible assets was $2.7 million and $5.4 million for the three and six months ended March 31, 2008, and $2.7 million and $5.3 million for the three and six months ended March 31, 2007. The estimated remaining amortization expense related to definite-lived intangible assets is as follows:

(in thousands)

for the fiscal years ending September 30,
2008 (remaining six months)	$5,213
2009	10,431
2010	10,431
2011	10,409
2012	8,945
Thereafter	30,557

Total	$75,986

Note 10 - Debt

Outstanding debt consisted of the following:

(in thousands)	March 31, 2008	September 30, 2007
Current
Commercial paper	$298,991	$—
Medium-term notes	420,000	420,000

	718,991	420,000

Banking/Finance
Variable funding notes	436,099	240,773
Federal Home Loan Bank advances	25,000	—

	461,099	240,773

Non-Current
Other	141,076	162,125

Total Debt	$1,321,166	$822,898

In March 2008, we issued commercial paper with a face value of $300.0 million. The commercial paper has an effective annualized interest rate of 2.35% and matures in May 2008.

At March 31, 2008, current maturities of long-term debt consisted of five-year senior notes due April 15, 2008 totaling $420.0 million (the “medium-term notes”). The medium-term notes carried an interest rate of 3.7% and were not redeemable prior to maturity by either the note holders or us. Interest payments were due semi-annually. We repaid the medium-term notes in full at maturity using proceeds from the issuance of commercial paper and available cash on hand.

The banking/finance operating segment finances its automobile lending business primarily through the issuance of variable funding notes (the “variable funding notes”) under one-year revolving variable funding note warehouse credit facilities. A $250.0 million facility, originally entered into in March 2005 and subsequently extended for additional one-year terms, expires in March 2009. In November 2007, we entered into an additional $100.0 million facility, which was subsequently increased to $200.0 million in February 2008. This facility expires in November 2008. The variable funding notes issued under these facilities are payable to certain administered conduits and are secured by cash and a pool of automobile loans that meet or are expected to meet certain eligibility requirements. Credit enhancements for the variable funding notes require us to provide, as collateral, loans held for sale with a fair value in excess of the principal amount of the variable funding notes, as well as provide payment provider commitments in an amount not to exceed 4.66% of the pool balances. At March 31, 2008, we held $16.8 million of cash balances in trust to fulfill our payment provider obligations and recorded these balances as other banking/finance assets in our Condensed Consolidated Balance Sheet. We also enter into interest-rate swap agreements, accounted for as freestanding derivatives, intended to mitigate the interest-rate risk between the fixed interest rate on the pool of automobile loans and the floating interest rate being paid on the variable funding notes. We expect to renew or replace the variable funding warehouse credit facilities when they expire.

In March 2008, our banking/finance operating segment received $25.0 million of Federal Home Loan Bank advances that carry a variable interest rate and mature in March 2009. These advances are subject to collateralization requirements and were recorded as other banking/finance liabilities in our Condensed Consolidated Balance Sheet. The interest rate at March 31, 2008 was 2.98%.

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

At March 31, 2008, we had $420.0 million in revolving credit available under a five-year credit agreement with certain banks and financial institutions expiring on June 10, 2010, $200.0 million of commercial paper remaining available for issuance under an uncommitted $500.0 million private placement program, and $14.6 million available in uncommitted short-term bank lines of credit. In addition, at March 31, 2008, our banking/finance segment had $325.0 million available in uncommitted short-term bank lines of credit under the Federal Reserve Funds system and an aggregate amount of $168.0 million available in secured Federal Reserve Bank short-term discount window and Federal Home Loan Bank short-term borrowing capacity.

Note 11 – Accounting for Uncertainty in Income Taxes

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

At October 1, 2007, the total gross amount of unrecognized tax benefits was approximately $72.9 million. If recognized, substantially all of this amount, net of any deferred tax benefits, would favorably affect our effective income tax rate in future periods. At March 31, 2008, the total gross amount of unrecognized tax benefits was approximately $70.4 million. The Company historically classified the accrual for unrecognized tax benefits in current income taxes payable. As a result of the adoption of FIN 48, unrecognized tax benefits not expected to be paid in the next twelve months were reclassified to other non-current liabilities.

It is the Company’s policy to recognize the accrual of interest on uncertain tax positions in interest expense and the accrual of penalties in other operating expenses. Prior to the adoption of FIN 48, our policy was to recognize interest expense as a component of the income tax provision. Accrued interest at October 1, 2007 and March 31, 2008 was approximately $6.5 million and $9.8 million. Accrued penalties at October 1, 2007 and March 31, 2008 were insignificant.

The Company files a consolidated U.S. federal income tax return, multiple U.S. state and local income tax returns, and income tax returns in multiple foreign jurisdictions. The Company is subject to examination by the taxing authorities in these jurisdictions. The Company’s major tax jurisdictions and the tax years for which the statue of limitations have not expired are as follows: India 1995 to 2007; Singapore 2000 to 2007; Hong Kong 2002 to 2007; Canada and the State of California 2003 to 2007; U.S. federal, the City of New York and the State of Florida 2004 to 2007; the State of New York and the United Kingdom 2006 to 2007.

The Company has on-going examinations in various stages of completion in Canada and India. Examination outcomes and the timing of settlements are subject to significant uncertainty. Such settlements will involve some or all of the following: the payment of additional taxes, the adjustment of deferred taxes and/or the recognition of unrecognized tax benefits. The Company has recognized a tax benefit only for those positions that meet the more-likely-than-not recognition threshold. It is reasonably possible that the total unrecognized tax benefit as of March 31, 2008 could decrease by an estimated $7.6 million within the next twelve months as a result of expiration of statues of limitations in the U.S. federal and certain U.S. state and local and foreign tax jurisdictions, and potential settlements with foreign taxing authorities.

The unrecognized tax benefits described above will be included in the Company’s Annual Report on Form 10-K contractual obligations table to the extent the Company is able to make reliable estimates of the timing of cash settlements with the respective taxing authorities. If not, the total amount of unrecognized tax benefits will be disclosed in a footnote to the contractual obligations table. At this time, the Company cannot make a reliable estimate as to the timing of cash settlements beyond the next twelve months. The amount of unrecognized tax benefits and related interest and penalties that are expected to be paid in the next twelve months are not material.

Note 12 - Commitments and Contingencies

Guarantees

Under FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, we are required to recognize, in our financial statements, a liability for the fair value of any guarantees.

In relation to the automobile loan securitization transactions that we have entered into with a number of qualified special purpose entities, we are obligated to cover shortfalls in amounts due to the holders of the notes up to certain levels as specified under the related agreements. As of March 31, 2008, the maximum potential amount of future payments related to these obligations was $44.8 million and the fair value of obligations arising from automobile securitization transactions reflected in our Condensed Consolidated Balance Sheet at March 31, 2008 was not material.

Legal Proceedings

As previously reported, the Company and certain of its subsidiaries, and in some instances, certain of the Franklin Templeton mutual funds (the “Funds”), current and former officers, employees, and Company and/or Fund directors, have been named in multiple lawsuits in various United States federal courts, alleging violations of federal securities and state laws. Specifically, the lawsuits claim breach of duty with respect to alleged arrangements to permit market timing and/or late trading activity, or breach of duty with respect to the valuation of the portfolio securities of certain Templeton Funds managed by certain of the Company’s subsidiaries, allegedly resulting in market timing activity. The majority of these lawsuits duplicate, in whole or in part, the allegations asserted in the February 4, 2004 Massachusetts Administrative Complaint concerning one instance of market timing and the SEC’s findings regarding market timing in its August 2, 2004 Order, both of which matters were previously reported. The lawsuits are styled as class actions, or derivative actions on behalf of either the named Funds or the Company, and seek, among other relief, monetary damages, restitution, removal of Fund trustees, directors, advisers, administrators, and distributors, rescission of management contracts and distribution plans under Rule 12b-1 promulgated under the Investment Company Act of 1940 (“Rule 12b-1”), and/or attorneys’ fees and costs.

More than 400 similar lawsuits against at least 19 different mutual fund companies have been filed in federal district courts throughout the country. Because these cases involve common questions of fact, the Judicial Panel on Multidistrict Litigation (the “Judicial Panel”) ordered the creation of a multidistrict litigation in the United States District Court for the District of Maryland, titled “In re Mutual Funds Investment Litigation” (the “MDL”). The Judicial Panel then transferred similar cases from different districts to the MDL for coordinated or consolidated pretrial proceedings.

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

As also previously reported, the Company and certain of its subsidiaries were named in a lawsuit, titled Ulferts v. Franklin Resources, Inc., et al., Case No. 06-7847 SI, and filed on December 22, 2006, in the United States District Court for the Northern District of California, that alleged violations of federal securities laws relating to disclosure of marketing support payments and payment of allegedly excessive commissions. The lawsuit was styled as a class action and sought, among other relief, compensatory damages and attorneys’ fees and costs. On March 16, 2007, the United States District Court for the Northern District of California entered a stipulated order transferring the lawsuit to the United States District Court for the District of New Jersey (Ulferts v. Franklin Resources, Inc., et al., Case No. 2:07-cv-01309 WJM-MF). Defendants filed a motion to dismiss the lawsuit on September 25, 2007. On April 24, 2008, the court granted defendants’ motion and dismissed the lawsuit with prejudice.

Management strongly believes that the claims made in each of the unresolved lawsuits identified above are without merit and intends to defend against them vigorously. The Company cannot predict with certainty, however, the eventual outcome of those lawsuits, nor whether they will have a material negative impact on the Company.

The Company is from time to time involved in litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, and results of operations. In management’s opinion, an adequate accrual has been made as of March 31, 2008 to provide for any probable losses that may arise from these matters for which we could reasonably estimate an amount.

Other Commitments and Contingencies

We hold a significant interest in both LAFL and LFL; however, we are not the primary beneficiary of either company because we do not hold a majority of the risks and rewards of ownership. At March 31, 2008, total assets of LAFL and LFL were approximately $268.1 million and $8.4 million and our exposure to loss related to LAFL and LFL was approximately $132.4 million and $1.2 million. During the three and six months ended March 31, 2008, we recognized total pre-tax losses of $2.1 million and $3.6 million for our share of LAFL’s and LFL’s net losses over this period. Due to our significant interest in LAFL, we continue to carry on our balance sheet the DCA generated in the United States until these assets are amortized or sold by LAFL. Neither we nor our distribution subsidiaries retain any direct ownership interest in the DCA, and therefore, the DCA are not available to satisfy claims of our creditors or those of our distribution subsidiaries.

At March 31, 2008, total assets of sponsored investment products in which we held a significant variable interest were approximately $1,362.7 million and our exposure to loss as a result of our interest in these products was approximately $214.8 million. This amount represents our maximum exposure to loss and does not reflect our estimate of the actual losses that could result from adverse changes in the net asset values of these sponsored investment products.

At March 31, 2008, our banking/finance operating segment had commitments to extend credit in an aggregate principal amount of $231.9 million, primarily under credit card lines.

The Company in its role as agent or trustee facilitates the settlement of investor share purchase, redemption, and other transactions with affiliated mutual funds. The Company is appointed by the affiliated mutual funds as agent or trustee to manage, on behalf of the affiliated mutual funds, bank deposit accounts that contain only (i) cash remitted by investors to the affiliated mutual funds for the direct purchase of fund share, or (ii) cash remitted by the affiliated mutual funds for direct delivery to the investors for either the proceeds of funds shares liquidated at the investors’ direction, or dividends and capital gains earned on fund shares. As of March 31, 2008 and September 30, 2007, we held cash of approximately $156.7 million and $170.2 million off-balance sheet in agency or trust for investors and the affiliated mutual funds.

At March 31, 2008, there were no changes in other commitments and contingencies that would have a material effect on the commitments and contingencies reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

Note 13 - Stock-Based Compensation

We have an Amended and Restated Annual Incentive Plan (the “AIP”) and a 2002 Universal Stock Incentive Plan, as amended and restated (the “USIP”). Under the terms of the AIP, eligible employees may receive cash, equity awards, and/or cash-settled equity awards generally based on the performance of Franklin Templeton Investments, its funds, and the performance of the individual employee. The USIP provides for the issuance of up to 30.0 million shares of our common stock for various stock-related awards to officers, directors, and employees. At March 31, 2008, approximately 5.1 million shares were available for grant under the USIP. In addition to stock awards and stock unit awards, we may award options and other forms of stock-based compensation to officers, directors, and employees under the USIP. The Compensation Committee of the Board of Directors determines the terms and conditions of awards under the AIP and USIP.

Stock Options

The following table summarizes stock option activity:

(shares and aggregate intrinsic value in thousands)	Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2007	3,754	$37.92	4.5	$336,241
Granted	—	—	—
Exercised	(116)	$39.45	3.9
Cancelled	—	—	—
Forfeited/expired	—	—	—

Outstanding and Exercisable at March 31, 2008	3,638	$37.88	4.0	$215,002

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

Total unrecognized compensation cost related to nonvested stock awards and stock unit awards, net of estimated forfeitures, was $117.1 million at March 31, 2008. This cost is expected to be recognized over a remaining weighted-average vesting period of 2.1 years.

The following is a summary of nonvested stock award and stock unit award activity:

(shares in thousands)	Shares	Weighted- Average Grant- Date Fair Value per Share
Nonvested balance at September 30, 2007	727	$105.09
Granted	811	$121.54
Vested	(10)	$98.78
Forfeited/cancelled	(50)	$113.13

Nonvested Balance at March 31, 2008	1,478	$113.88

Our stock awards generally entitle holders to the right to sell their shares of common stock once the awards vest. Stock unit awards generally entitle holders to receive the underlying shares of common stock once the awards vest. In addition, certain performance-based stock awards were granted to our Chief Executive Officer. The total number of shares ultimately received by the Chief Executive Officer depends on our performance against specified performance goals and is subject to vesting provisions. At March 31, 2008, the balance of nonvested shares granted to the Chief Executive Officer and subject to vesting upon the achievement of prior years’ performance goals, set or determined in prior years, was 28.5 thousand and had a weighted-average grant-date fair value of $118.49 per share.

Employee Stock Investment Plan

The Franklin Resources, Inc. 1998 Employee Stock Investment Plan, as amended and restated (the “ESIP”), allows eligible participants to buy shares of our common stock at 90% of its market value on defined dates and, at the Company’s sole discretion, to receive a 50% match of the shares purchased, provided the employee, among other conditions, has held the previously purchased shares for a defined period. The Compensation Committee and the Board of Directors determine the terms and conditions of awards under the ESIP. A total of 213.8 thousand shares were issued under the ESIP during the three and six months ended March 31, 2008. At March 31, 2008, 3.8 million shares were reserved for future issuance under this plan.

All Stock-Based Plan Arrangements

Total stock-based compensation costs recognized in the Condensed Consolidated Statements of Income were $20.3 million and $36.6 million for the three and six months ended March 31, 2008, and $23.8 million and $38.2 million for the three and six months ended March 31, 2007. The income tax benefits from stock-based arrangements totaled $0.3 million and $32.2 million for the three and six months ended March 31, 2008, and $2.3 million and $41.8 million for the three and six months ended March 31, 2007. Stock option exercise income tax benefits were $0.3 million and $16.9 million for the three and six months ended March 31, 2008, and $2.2 million and $32.2 million for the three and six months ended March 31, 2007. Cash received from stock option exercises was $2.5 million and $5.0 million for the three and six months ended March 31, 2008, and $13.9 million and $30.3 million for the three and six months ended March 31, 2007. We generally do not repurchase shares upon share option exercise or vesting of stock awards and stock unit awards. However, in order to pay taxes due in connection with the vesting of employee and executive officer stock awards and stock unit awards under the USIP and in connection with matching grants under the ESIP, we repurchase shares using a net stock-issuance method.

Note 14 - Common Stock Repurchases

During the three and six months ended March 31, 2008, we repurchased 3.6 million and 10.1 million shares of our common stock at a cost of $360.9 million and $1,141.4 million. The common stock repurchases made as of March 31, 2008 reduced our capital in excess of par value to nil and the excess amount was recognized as a reduction to retained earnings. At March 31, 2008, approximately 9.2 million shares of our common stock remained available for repurchase under our stock repurchase program. During the three and six months ended March 31, 2007, we repurchased 4.6 million and 5.2 million shares of our common stock at a cost of $529.9 million and $603.6 million. Our stock repurchase program is not subject to an expiration date.

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

Note 15 - Segment Information

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

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2008	2007	2008	2007
Operating Revenues
Investment management and related services	$1,495,231	$1,493,919	$3,167,949	$2,906,583
Banking/finance	8,461	15,087	21,334	30,238

Total	$1,503,692	$1,509,006	$3,189,283	$2,936,821

Income (Loss) Before Taxes on Income
Investment management and related services	$519,632	$600,424	$1,224,289	$1,195,762
Banking/finance	(164)	7,281	4,659	15,286

Total	$519,468	$607,705	$1,228,948	$1,211,048

Operating revenues of the banking/finance operating segment included above were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2008	2007	2008	2007
Interest and fees on loans	$ 17,264	$ 11,997	$ 32,917	$ 17,356
Interest and dividends on investment securities	4,522	5,803	9,958	11,075

Total interest income	21,786	17,800	42,875	28,431

Interest on deposits	(2,131)	(3,873)	(5,230)	(7,593)
Interest on short-term debt	(11,903)	(3,478)	(19,011)	(4,563)
Interest expense – inter-segment	(456)	—	(875)	(139)

Total interest expense	(14,490)	(7,351)	(25,116)	(12,295)

Net interest income	7,296	10,449	17,759	16,136

Other income	4,589	4,597	9,605	15,239
Provision for loan losses	(3,424)	41	(6,030)	(1,137)

Total Operating Revenues	$ 8,461	$ 15,087	$ 21,334	$ 30,238

Inter-segment interest payments from the banking/finance operating segment to the investment management and related services operating segment are based on market rates prevailing at the inception of each loan. Inter-segment interest income and expense are not eliminated in our Condensed Consolidated Statements of Income.

Operating segment assets were as follows:

(in thousands)	March 31, 2008	September 30, 2007
Investment management and related services	$8,581,012	$8,895,072
Banking/finance	1,363,710	1,048,178

Total	$9,944,722	$9,943,250

All of our goodwill and intangible assets, as well as substantially all of our depreciation and amortization costs and expenditures on long-lived assets, relate to our investment management and related services operating segment.

Note 16 - Banking Regulatory Ratios

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain a minimum Tier 1 capital and Tier 1 leverage ratio (as defined in the regulations), as well as minimum Tier 1 and Total risk-based capital ratios (as defined in the regulations). Based on our calculations, at March 31, 2008 and September 30, 2007, we exceeded the capital adequacy requirements applicable to us as listed below.

(dollar amounts in thousands)	March 31, 2008	September 30, 2007	Capital Adequacy Minimum
Tier 1 capital	$4,938,746	$5,206,495	N/A
Total risk-based capital	4,942,963	5,209,267	N/A
Tier 1 leverage ratio	65%	68%	4%
Tier 1 risk-based capital ratio	91%	91%	4%
Total risk-based capital ratio	91%	91%	8%

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

Our secondary business and operating segment is banking/finance. Our banking/finance group offers selected retail-banking and consumer lending services and private banking services to high net-worth clients. Our consumer lending activities include automobile lending related to the purchase, securitization, and servicing of retail installment sales contracts originated by independent automobile dealerships, consumer credit and debit cards, real estate equity lines, home equity/mortgage lending and other consumer lending.

In the three and six months ended March 31, 2008, our investment management and related services operating segment experienced higher average assets under management as compared to the same periods in the prior fiscal year. However, during the three and six months ended March 31, 2008, we experienced redemptions in excess of sales and market depreciation in our assets under management, which reflects, among other factors, the overall negative performance of many equity markets globally.

In the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, we experienced lower net income and diluted earnings per share primarily due to a decrease in other income, net. In the six months ended March 31, 2008, as compared to the six months ended March 31, 2007, we experienced higher net income and diluted earnings per share, which was primarily the result of an increase in our average assets under management. Despite the market volatility in the global financial markets and negative net flows, our operating income increased in the three and six months ended March 31, 2008 as compared to the same periods in the prior year. We attribute this to the diversification of our products and customer base and successful marketing campaigns.

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

RESULTS OF OPERATIONS

(dollar amounts in millions, except per share data)	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2008	2007		2008	2007
Net Income	$ 366.1	$ 440.9	(17)%	$ 884.4	$ 867.7	2%
Earnings Per Common Share
Basic	$ 1.55	$ 1.75	(11)%	$ 3.70	$ 3.44	8%
Diluted	1.54	1.73	(11)%	3.67	3.40	8%
Operating Margin [1]	35%	33%		36%	34%

[1]	Defined as operating income divided by total operating revenues.

Net income decreased 17% for the three months ended March 31, 2008, as compared to the same period in the prior fiscal year, primarily due to a 100% decrease in other income, net. The decrease in other income, net reflects net losses recognized by our consolidated sponsored investment products during the three months ended March 31, 2008, as compared to net gains in the three months ended March 31, 2007, and lower net realized gains on sale of investments and lower interest and dividend income during the three months ended March 31, 2008. Also contributing to the decrease in net income was a 4% decline in the underwriting and distribution margin. These decreases were partially offset by an 8% increase in fees for providing investment management and fund administration services (“investment management fees”) resulting from an 8% increase in our simple monthly average assets under management.

Net income increased 2% for the six months ended March 31, 2008, as compared to the same period in the prior fiscal year, primarily due to increased fees for providing investment management services reflecting a 15% increase in our simple monthly average assets under management. This increase was partially offset by a 64% decrease in other income, net primarily resulting from net losses recognized by our consolidated sponsored investment products during the six months ended March 31, 2008, as compared to net gains in the six months ended March 31, 2007, and lower net realized gains on sale of investments and lower interest and dividend income during the six months ended March 31, 2008.

Diluted earnings per share decreased 11% for the three months ended March 31, 2008, as compared to the same period in the prior fiscal year. This decrease was due to a 17% decrease in net income, partially offset by a 7% decrease in diluted average common shares outstanding primarily resulting from the repurchases of shares of our common stock. Diluted earnings per share increased by 8% for the six months ended March 31, 2008, as compared to the same period in the prior fiscal year. This increase was attributable to a 2% increase in net income and a 5% decrease in diluted weighted-average common stock outstanding primarily due to the repurchases of shares of our common stock.

ASSETS UNDER MANAGEMENT

(in billions)	March 31, 2008	March 31, 2007	Percent Change
Equity
Global/international	$ 243.4	$ 248.7	(2)%
Domestic (U. S.)	84.8	95.1	(11)%

Total equity	328.2	343.8	(5)%

Hybrid	109.8	105.0	5%

Fixed-Income
Tax-free	59.6	57.3	4%
Taxable
Global/international	54.5	31.6	72%
Domestic (U. S.)	31.5	33.0	(5)%

Total fixed-income	145.6	121.9	19%

Money Market	7.5	5.3	42%

Total	$ 591.1	$ 576.0	3%

Simple Monthly Average for the Three-Month Period[2]	$ 610.2	$ 563.7	8%
Simple Monthly Average for the Six-Month Period[2]	$ 629.0	$ 547.8	15%

[2]	Investment management fees from approximately 56% of our assets under management at March 31, 2008 were calculated using daily average assets under management.

Our assets under management at March 31, 2008 were $591.1 billion, 3% higher than they were at March 31, 2007. This increase was primarily due to excess sales over redemptions of $24.2 billion and market depreciation of $2.8 billion during the twelve-month period ended March 31, 2008. Simple monthly average assets under management, which are generally more indicative of trends in revenue for providing investment management and fund administration services than the year over year change in ending assets under management, increased by 8% and 15% during the three and six months ended March 31, 2008, as compared to the three and six months ended March 31, 2007.

The simple monthly average mix of assets under management is shown below.

	Six Months Ended March 31,
	2008	2007
Equity	59%	60%
Hybrid	18%	18%
Fixed-income	22%	21%
Money market	1%	1%

Total	100%	100%

For the six months ended March 31, 2008, our effective investment management fee rate (investment management fees divided by simple monthly average assets under management) was 0.616%, as compared to 0.614% for the same period in the prior fiscal year. The increase in the effective investment management fee rate was primarily due to one more day in the six month period ended March 31, 2008, partially offset by an unfavorable change in the mix of assets under management. This change mainly resulted from depreciation and redemptions in excess of sales of equity products and excess sales over redemptions and appreciation of fixed-income products. Generally, investment management fees earned on equity products are higher than fees earned on fixed-income products.

Assets under management by sales region were as follows:

(dollar amounts in billions)	March 31, 2008	Percent of Total	March 31, 2007	Percent of Total
United States	$ 438.6	74%	$ 429.3	75%
Europe	62.1	11%	62.7	11%
Asia/Pacific	47.7	8%	42.1	7%
Canada	42.7	7%	41.9	7%

Total	$ 591.1	100%	$ 576.0	100%

As shown in the table, approximately 74% of our assets under management at March 31, 2008 originated from our U.S. sales region. In addition, approximately 63% and 62% of our operating revenues originated from our U.S. operations in the three and six months ended March 31, 2008. Due to the global nature of our business operations, investment management and related services may be performed in locations unrelated to the sales region.

Components of the change in our assets under management were as follows:

(dollar amounts in billions)	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2008	2007		2008	2007
Beginning assets under management	$ 643.7	$ 552.9	16%	$ 645.9	$ 511.3	26%
Sales	44.0	43.4	1%	94.5	81.0	17%
Reinvested distributions	2.2	2.3	(4)%	21.7	15.2	43%
Redemptions	(50.1)	(32.5)	54%	(96.0)	(60.2)	59%
Distributions	(3.4)	(3.4)	— %	(26.5)	(19.0)	39%
Dispositions	—	—	N/A	—	(2.0)	(100)%
(Depreciation) appreciation	(45.3)	13.3	N/A	(48.5)	49.7	N/A

Ending Assets Under Management	$ 591.1	$ 576.0	3%	$ 591.1	$ 576.0	3%

Redemptions exceeded sales by $6.1 billion and $1.5 billion in the three and six months ended March 31, 2008, as compared to sales exceeding redemptions by $10.9 billion and $20.8 billion for the same periods in the prior fiscal year. Our products experienced $45.3 billion and $48.5 billion in depreciation for the three and six months ended March 31, 2008, related primarily to our equity products, as compared to $13.3 billion and $49.7 billion in appreciation for the same periods in the prior fiscal year, also related primarily to our equity products. Dispositions for the six months ended March 31, 2007 included the divestiture of assets under management of a former subsidiary at October 1, 2006.

OPERATING REVENUES

The table below presents the percentage change in each revenue category.

(dollar amounts in millions)	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2008	2007		2008	2007
Investment management fees	$ 916.0	$ 850.8	8%	$ 1,936.3	$ 1,682.7	15%
Underwriting and distribution fees	499.5	570.8	(12)%	1,073.3	1,080.6	(1)%
Shareholder servicing fees	73.4	68.3	7%	146.6	135.9	8%
Consolidated sponsored investment products income, net	3.8	1.4	171%	6.7	2.2	205%
Other, net	11.0	17.7	(38)%	26.4	35.4	(25)%

Total Operating Revenues	$ 1,503.7	$ 1,509.0	— %	$ 3,189.3	$ 2,936.8	9%

Investment Management Fees

Investment management fees accounted for 61% of our operating revenues for the three and six months ended March 31, 2008, as compared to 56% and 57% for the same periods in the prior fiscal year. Investment management fees are generally calculated under contractual arrangements with our sponsored investment products as a percentage of the market value of assets under management. Annual rates vary by investment objective and type of services provided.

Investment management fees increased 8% and 15% for the three and six months ended March 31, 2008, as compared to the same periods in the prior fiscal year, consistent with an 8% and 15% increase in simple monthly average assets under management.

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

Overall, underwriting and distribution fees decreased 12% and 1% for the three and six months ended March 31, 2008, as compared to the same periods in the prior fiscal year. Underwriting fees decreased 36% and 22% for the three and six months ended March 31, 2008, as compared to the same periods in the prior fiscal year, primarily due to a decrease in commissionable sales products and a simultaneous increase in product sales that generate lower underwriting fees. Distribution fees increased 5% and 14% for the three and six months ended March 31, 2008, as compared to the same periods in the prior fiscal year, consistent with an 8% and 15% increase in simple monthly average assets under management over the same periods, and a slight increase in fixed-income products as compared to equity products in the simple monthly average mix of assets under management. Distribution fees are generally higher for equity products, as compared to fixed-income products.

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

Shareholder servicing fees increased 7% and 8% for the three and six months ended March 31, 2008, as compared to the same periods in the prior fiscal year, consistent with an 8% increase in simple monthly average billable shareholder accounts and the favorable effects of currency exchange rates from our non-U.S. operations. This increase was partially offset by a shift to shareholder accounts that are billable at a lower rate, including shareholder accounts originated in Asia.

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

Consolidated sponsored investment products income, net increased 171% and 205% for the three and six months ended March 31, 2008, as compared to the same periods in the prior fiscal year, reflecting investment performance and net assets balances of the specific sponsored investment products that we consolidate.

Other, Net

Other, net primarily consists of revenues from the banking/finance operating segment as well as income from custody services. Revenues from the banking/finance operating segment include interest income on loans, servicing income, and investment income on banking/finance investment securities, and are reduced by interest expense and the provision for loan losses.

Other, net decreased 38% for the three months ended March 31, 2008, as compared to the same period in the prior fiscal year, primarily due to an increase in unrealized losses on swap contracts and provision for loan losses, partially offset by an increase in interest income from automobile loans receivable.

Other, net decreased 25% for the six months ended March 31, 2008, as compared to the same period in the prior fiscal year, primarily due to an increase in unrealized losses on swap contracts, securitization gains recognized in the three months ended December 31, 2006 and an increase in provision for loan losses, partially offset by an increase in interest income from automobile loans receivable.

OPERATING EXPENSES

The table below presents the percentage change in each expense category.

(dollar amounts in millions)	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2008	2007		2008	2007
Underwriting and distribution	$ 485.6	$ 534.0	(9)%	$ 1,038.2	$ 1,012.0	3%
Compensation and benefits	280.6	268.5	5%	560.9	519.5	8%
Information systems, technology and occupancy	79.9	73.9	8%	159.5	149.0	7%
Advertising and promotion	47.4	46.0	3%	94.0	80.9	16%
Amortization of deferred sales commissions	43.3	37.7	15%	87.9	71.4	23%
Other	47.8	49.9	(4)%	94.0	96.9	(3)%

Total Operating Expenses	$ 984.6	$ 1,010.0	(3)%	$ 2,034.5	$ 1,929.7	5%

Underwriting and Distribution

Underwriting and distribution expenses include expenses payable to financial advisers and other third parties for providing sales, marketing and distribution services to investors in our sponsored investment products. Underwriting and distribution expenses decreased 9% and increased 3% for the three and six months ended March 31, 2008 over the same periods in the prior fiscal year. Underwriting expenses decreased 37% and 22% for the three and six months ended March 31, 2008, as compared to the same periods in the prior fiscal year, consistent with a 36% and 22% decrease in underwriting revenues. Distribution expenses increased 8% and 17% for the three and six months ended March 31, 2008 over the same periods in the prior fiscal year, consistent with a 5% and 14% increase in distribution revenues.

Compensation and Benefits

Compensation and benefit expenses increased 5% and 8% for the three and six months ended March 31, 2008, as compared to the same periods in the prior fiscal year, primarily due to our annual merit salary adjustments that were effective December 1, 2007 and higher staffing levels. Another contributing factor to the increase in compensation and benefit expenses was an increase in bonus expense, including bonus expense under the Company’s AIP, pursuant to which bonus awards have been made based, in part, on our performance. These increases were partially offset by a decrease in the costs related to the ESIP matching contributions.

We continue to place a high emphasis on our pay for performance philosophy. As such, any changes in the underlying performance of our sponsored investment products or changes in the composition of our incentive compensation offerings could have an impact on compensation and benefit expenses going forward. However, in order to attract and retain talented individuals, our level of compensation and benefit expenses may increase more quickly or decrease more slowly than our revenue. We employed approximately 8,900 people at March 31, 2008, as compared to approximately 8,300 at March 31, 2007.

Information Systems, Technology and Occupancy

Information systems, technology and occupancy costs increased 8% for the three months ended March 31, 2008, as compared to the same period in the prior fiscal year, primarily due to higher occupancy costs related to our existing offices worldwide as well as global expansion, and an increase in external data services costs.

Information systems, technology and occupancy costs increased 7% for the six months ended March 31, 2008, as compared to the same period in the prior fiscal year, primarily due to higher occupancy costs related to our existing offices worldwide as well as global expansion, and an increase in technology supplies costs.

Details of capitalized information systems and technology costs, which exclude occupancy costs, are shown below.

(in millions)	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Net carrying amount at beginning of period	$63.4	$42.7	$61.6	$44.9
Additions during period, net of disposals and other adjustments	7.0	9.3	15.5	12.8
Amortization during period	(6.8)	(5.9)	(13.5)	(11.6)

Net Carrying Amount at End of Period	$63.6	$46.1	$63.6	$46.1

Advertising and Promotion

Advertising and promotion expenses increased 3% for the three months ended March 31, 2008, as compared to the same period in the prior fiscal year, due to an increase in media advertising, partially offset by a decrease in marketing support payments made to intermediaries who sell our sponsored investment products to the public on our behalf in the United States. Advertising and promotion expenses increased 16% for the six months ended March 31, 2008, as compared to the same period in the prior fiscal year, due to an increase in advertising and promotion efforts globally and an increase in marketing support payments.

We are committed to investing in advertising and promotion in response to changing business conditions, and in order to advance our products where we see continued or potential new growth opportunities, which means that the level of advertising and promotion expenditures may increase more rapidly or decrease more slowly than our revenue. In addition to potential changes in our strategic marketing campaigns, advertising and promotion may also be impacted by changes in levels of sales and assets under management that affect marketing support payments made to the distributors of our sponsored investment products.

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

Amortization of deferred sales commissions increased 15% and 23% for the three and six months ended March 31, 2008, as compared to the same periods in the prior fiscal year, reflecting an increase in the related DCA. The increase was consistent with increases in product sales that carry deferred commission charges primarily related to the U.S. and Canadian funds.

Other Operating Expenses

Other operating expenses primarily consist of professional fees, fund administration services and shareholder servicing fees payable to external parties, corporate travel and entertainment, and other miscellaneous expenses.

Other operating expenses decreased 4% for the three months ended March 31, 2008, as compared to the same period in the prior fiscal year, primarily due to a decrease in professional fees, partially offset by an increase in shareholder servicing fees payable to external parties and business travel expenses.

Other operating expenses decreased 3% for the six months ended March 31, 2008, as compared to the same period in the prior fiscal year, primarily due to a decrease in professional fees and a reduction of withholding tax settlement costs. These decreases were partially offset by an increase in business travel expenses and fund administration services fees payable to external parties.

Other Income (Expenses)

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2008	2007	2008	2007
Consolidated sponsored investment products (losses) gains, net	$(26.1)	$13.7	$(27.0)	$44.0
Investment and other income, net
Dividend income	10.5	18.1	28.2	36.3
Interest income	25.8	33.5	57.1	66.9
Net realized gains on sale of investment securities, available-for-sale and investments, other	0.3	39.7	19.2	49.2
Equity in net income of affiliates	7.6	12.8	24.4	30.1
Other, net	(11.8)	(3.2)	(15.8)	(10.5)

Total	32.4	100.9	113.1	172.0
Interest expense	(5.9)	(6.0)	(12.0)	(12.1)

Other Income, Net	$0.4	$108.6	$74.1	$203.9

Other income (expenses) includes net realized and unrealized investment gains (losses) on consolidated sponsored investment products, investment and other income, net and interest expense. Investment and other income, net is comprised primarily of income related to our investments, including dividend income, interest income, realized gains and losses and income from investments accounted for using the equity method of accounting, as well as minority interest in less than wholly-owned subsidiaries and sponsored investment products that we consolidate, and foreign currency exchange gains and losses.

Other income (expenses) decreased 100% and 64% for the three and six months ended March 31, 2008, as compared to the same periods in the prior fiscal year, primarily due to net losses recognized by our consolidated sponsored investment products during the current reporting periods driven mainly by market volatility and net gains in the same periods in the prior fiscal year, along with lower net realized gains on sale of investments. Dividend income and interest income also declined due to overall market conditions and average balances of related assets.

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

Our effective income tax rate was 29.52% for the three months ended March 31, 2008, as compared to 27.45% for the comparative period in the prior fiscal year. The increase was primarily due to the mix of pre-tax income and the expiration of tax holiday in a foreign jurisdiction. The tax rate for the three months ended March 31, 2007 included a benefit from valuation allowance release in various jurisdictions. The effective income tax rate for the six months ended March 31, 2008 was 28.04%, as compared to 28.35% for the six months ended March 31, 2007. Our effective income tax rate for future reporting periods will continue to reflect the relative contributions of foreign earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key financial data relating to our liquidity, capital resources and uses of capital.

(in millions)	March 31, 2008	September 30, 2007
Balance Sheet Data
Assets
Liquid assets	$5,639.1	$5,814.6
Cash and cash equivalents	3,663.7	3,584.2

Liabilities
Debt
Commercial paper	$299.0	$—
Medium-term notes	420.0	420.0
Variable funding notes	436.1	240.8
Federal Home Loan Bank advances	25.0	—
Other long-term debt	141.1	162.1

Total Debt	$1,321.2	$822.9

	Six Months Ended March 31,
(in millions)	2008	2007
Cash Flow Data
Operating cash flows	$477.1	$863.1
Investing cash flows	(32.6)	181.9
Financing cash flows	(362.9)	(679.0)

Liquidity

Liquid assets consist of cash and cash equivalents, current receivables, and current investments (trading, available-for-sale and other). Cash and cash equivalents include cash on hand, debt instruments with maturities of three months or less at the purchase date and other highly liquid investments that are readily convertible into cash, including money market funds and time deposits. Cash and cash equivalents at March 31, 2008 increased from September 30, 2007 primarily due to an increase in operating cash flows, partially offset by net cash usage in financing and investing activities. The percentage of cash and cash equivalents held by our U.S. and non-U.S. operations was approximately 49% and 51% at March 31, 2008 and 57% and 43% at September 30, 2007.

The increase in total debt outstanding from September 30, 2007 primarily relates to an issuance in November 2007 and February 2008 of variable funding notes under one-year revolving variable funding note warehouse credit facilities (the “variable funding notes”) with a total face value of $200.0 million, and an issuance of commercial paper with a face value of $300.0 million in March 2008.

We experienced lower operating cash inflows in the six months ended March 31, 2008, as compared to the same period in the prior fiscal year primarily due to proceeds received from the securitization of loans during the six months ended March 31, 2007 and increased purchases of trading investments in the current reporting period. We experienced investing cash outflows in the six months ended March 31, 2008, as compared to investing cash inflows for the same period in the prior fiscal year, mainly due to a decrease in net liquidation of investments and an increase in origination of loans receivable. Net cash used in financing activities decreased in the six months ended March 31, 2008, as compared to the same period in the prior fiscal year, primarily due to an increase in debt resulting from the issuance of variable funding notes and commercial paper and an increase in deposits, partially offset by increased repurchases of shares of our common stock.

Capital Resources

Notwithstanding current market credit and liquidity conditions, we believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets, continuing cash flows from operations, borrowing capacity under current credit facilities and the ability to issue debt or equity securities. In particular, we expect to finance future investment in our banking/finance activities through operating cash flows, debt, increased deposit base, and through the securitization of a portion of the receivables from consumer lending activities.

In March 2008, we issued commercial paper with a face value of $300.0 million. The commercial paper has an effective annualized interest rate of 2.35% and matures in May 2008.

The banking/finance operating segment finances its automobile lending business primarily through the issuance of variable funding notes (the “variable funding notes”) under one-year revolving variable funding note warehouse credit facilities. A $250.0 million facility, originally entered into in March 2005 and subsequently extended for additional one-year terms, expires in March 2009. In November 2007, we entered into an additional $100.0 million facility, which was subsequently increased to $200.0 million in February 2008. This facility expires in November 2008. The variable funding notes issued under these facilities are payable to certain administered conduits and are secured by cash and a pool of automobile loans that meet or are expected to meet certain eligibility requirements. Credit enhancements for the variable funding notes require us to provide, as collateral, loans held for sale with a fair value in excess of the principal amount of the variable funding notes, as well as provide payment provider commitments in an amount not to exceed 4.66% of the pool balances. At March 31, 2008, we held $16.8 million of cash balances in trust to fulfill our payment provider obligations and recorded these balances as other banking/finance assets in our Condensed Consolidated Balance Sheet. We also enter into interest-rate swap agreements, accounted for as freestanding derivatives, intended to mitigate the interest-rate risk between the fixed interest rate on the pool of automobile loans and the floating interest rate being paid on the variable funding notes. We expect to renew or replace the variable funding warehouse credit facilities when they expire. We also intend to enter into securitization transactions in the future subject to favorable market conditions.

In March 2008, our banking/finance operating segment received $25.0 million of Federal Home Loan Bank advances that carry a variable interest rate and mature in March 2009. These advances are subject to collateralization requirements and were recorded as other banking/finance liabilities in our Condensed Consolidated Balance Sheet. The interest rate at March 31, 2008 was 2.98%.

At March 31, 2008, we had $420.0 million in revolving credit available under a five-year credit agreement with certain banks and financial institutions expiring on June 10, 2010, $200.0 million of commercial paper remaining available for issuance under an uncommitted $500.0 million private placement program, and $14.6 million available in uncommitted short-term bank lines of credit. In addition, at March 31, 2008, our banking/finance segment had $325.0 million available in uncommitted short-term bank lines of credit under the Federal Reserve Funds system and an aggregate amount of $168.0 million available in secured Federal Reserve Bank short-term discount window and Federal Home Loan Bank short-term borrowing capacity.

In March 2008, we filed an automatic shelf registration statement with the SEC as a “well-known seasoned issuer”. Using the shelf registration statement, we may sell, at any time and from time to time, in one or more offerings, our shares of common stock, shares of preferred stock, debt securities, convertible securities, warrants or units.

Our ability to access the capital markets in a timely manner depends on a number of factors, including our credit rating, the condition of the global economy, investors’ willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. In extreme circumstances, we might not be able to access this liquidity readily.

Uses of Capital

We expect that the main uses of cash will be to expand our core business, make strategic acquisitions, acquire shares of our common stock, fund property and equipment purchases, pay operating expenses of the business, enhance technology infrastructure and business processes, pay stockholder dividends and repay and service debt.

We continue to look for opportunities to control our costs and expand our global presence. In this regard, in fiscal year 2005 we entered into a commitment to acquire land and build a campus in Hyderabad, India, to establish support services for several of our global functions. Our estimated total cost to complete the campus at March 31, 2008 was $75.0 million, of which approximately $60.0 million had been incurred as of this date. We inaugurated the opening of the campus in January 2007 and expect to complete the construction of an additional building in this fiscal year.

On March 4, 2008, our Board of Directors declared a regular quarterly cash dividend of $0.20 per share payable on April 11, 2008 to stockholders of record on March 28, 2008.

We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is effected through regular open-market purchases and private transactions in accordance with applicable laws and regulations. During the three and six months ended March 31, 2008, we repurchased 3.6 million and 10.1 million shares of our common stock at a cost of $360.9 million and $1,141.4 million using available cash on hand. The common stock repurchases made as of March 31, 2008 reduced our capital in excess of par value to nil and the excess amount was recognized as a reduction to retained earnings. In January 2008, our Board of Directors authorized the Company to purchase, from time to time, up to an aggregate of 10.0 million shares of its common stock in addition to any remaining shares then available pursuant to the prior existing authorization of our Board of Directors. At March 31, 2008, approximately 9.2 million shares of our common stock remained available for repurchase under our stock repurchase program. Our stock repurchase program is not subject to an expiration date.

At March 31, 2008, current maturities of long-term debt included five-year senior notes due April 15, 2008 totaling $420.0 million (the “medium-term notes”). The medium-term notes carried an interest rate of 3.7% and were not redeemable prior to maturity by either the note holders or us. Interest payments were due semi-annually. We repaid the medium-term notes in full at maturity using proceeds from the issuance of commercial paper and available cash on hand.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Our contractual obligations are summarized in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. As of March 31, 2008, there had been no material changes outside the ordinary course in our contractual obligations from September 30, 2007.

In relation to the automobile loan securitization transactions that we have entered into with a number of qualified special purpose entities, we are obligated to cover shortfalls in amounts due to note holders up to certain levels as specified in the related agreements. As of March 31, 2008, the maximum potential amount of future payments related to these obligations was $44.8 million and the fair value of obligations arising from automobile securitization transactions reflected in our Condensed Consolidated Balance Sheet at March 31, 2008 was not significant.

At March 31, 2008, the banking/finance operating segment had commitments to extend credit in an aggregate principal amount of $231.9 million, primarily under its credit card lines.

OFF-BALANCE SHEET ARRANGEMENTS

As discussed above, we hold a 49% ownership interest in LFL and LAFL and we account for the ownership interest in these companies using the equity method of accounting. As of March 31, 2008, LFL had approximately $8.4 million in total assets and our exposure to loss related to LFL was limited to the carrying value of our investment, and interest and fees receivable totaling approximately $1.2 million. As of March 31, 2008, LAFL had approximately $268.1 million in total assets and our maximum exposure to loss related to LAFL totaled approximately $132.4 million. We recognized pre-tax losses of approximately $2.1 million and $3.6 million for our share of LFL’s and LAFL’s net losses for the three and six months ended March 31, 2008. Due to our significant interest in LAFL, we continue to carry on our balance sheet the DCA generated in the United States until these assets are amortized or sold by LAFL. Neither we nor our distribution subsidiaries retain any direct ownership interest in the DCA, and therefore, the DCA are not available to satisfy claims of our creditors or those of our distribution subsidiaries.

As discussed above, our banking/finance operating segment periodically enters into automobile loan securitization transactions with qualified special purpose entities, which then issue asset-backed securities to private investors. Our main objective in entering into these securitization transactions is to obtain financing for automobile loan activities. Securitized loans held by the securitization trusts totaled $570.7 million at March 31, 2008 and $749.8 million at September 30, 2007.

The Company, in its role as agent or trustee, facilitates the settlement of investor share purchase, redemption, and other transactions with affiliated mutual funds. The Company is appointed by the affiliated mutual funds as agent or trustee to manage, on behalf of the affiliated mutual funds, bank deposit accounts that contain only (i) cash remitted by investors to the affiliated mutual funds for the direct purchase of fund shares, or (ii) cash remitted by the affiliated mutual funds for direct delivery to the investors for either the proceeds of funds shares liquidated at the investors’ direction, or dividends and capital gains earned on funds shares. As of March 31, 2008 and September 30, 2007, we held cash of approximately $156.7 million and $170.2 million off-balance sheet in agency or trust for investors and the affiliated mutual funds.

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

As a multinational corporation, we operate in various locations outside the United States and generate earnings from our non-U.S. subsidiaries. At March 31, 2008, and based on tax laws then in effect, it is our intention to continue to indefinitely reinvest the undistributed earnings of non-U.S. subsidiaries, except for previously taxed foreign subsidiary Subpart F income and the earnings of material consolidated non-U.S. subsidiaries taxed at higher local jurisdiction rates than the U.S. income tax rate. As a result, we have not made a provision for U.S. taxes and have not recorded a deferred tax liability on $3.1 billion of cumulative undistributed earnings recorded by non-U.S. subsidiaries at March 31, 2008. Changes to our policy of reinvesting non-U.S. earnings may have a significant effect on our financial condition and results of operations.

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

Loss Contingencies

We are involved in various lawsuits and claims encountered in the normal course of business. When such a matter arises and periodically thereafter, we consult with our legal counsel and evaluate the merits of the claims based on the facts available at that time. In management’s opinion, an adequate accrual has been made as of March 31, 2008 to provide for probable losses that may arise from these matters for which we could reasonably estimate an amount. See also Note 12 – Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q.

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

We evaluate whether related entities are VIEs and determine if we qualify as the primary beneficiary of these VIEs. These evaluations are highly complex and involve judgment and the use of estimates and assumptions. To determine our interest in the expected losses or residual returns of VIEs, we utilize expected cash flow scenarios that include discount rate and volatility assumptions that are based on available historical information and management’s estimates. Based on our evaluation, we believe we were not required to consolidate in our financial statements entities in which we did not hold a majority equity ownership interest as of and for the six months ended March 31, 2008. While we believe that our evaluation and approach are appropriate, future changes in estimates and assumptions may affect whether certain related entities require consolidation in our financial statements under FIN 46R.

RISK FACTORS

We are subject to extensive and complex, overlapping and frequently changing rules, regulations and legal interpretations in the United States and abroad. Our investment management and related services business and our banking/finance business are subject to extensive and complex, overlapping and frequently changing rules, regulations and legal interpretations in the United States and abroad, including, among others, securities, banking, accounting and tax laws and regulations. Moreover, financial reporting requirements, and the processes, controls and procedures that have been put in place to address them, are often comprehensive and complex. While management has focused attention and resources on our compliance policies, procedures and practices, non-compliance with applicable laws or rules or regulations, conflicts of interest requirements or fiduciary principles, either in the United States or abroad, or our inability to keep up with, or adapt to, an ever changing, complex regulatory environment could result in sanctions against us, including fines and censures, injunctive relief, suspension or expulsion from a particular jurisdiction or market or the revocation of licenses, any of which could also adversely affect our reputation, prospects, revenues, and earnings.

We are subject to federal securities laws, state laws regarding securities fraud, other federal and state laws and rules and regulations of certain regulatory and self-regulatory organizations, including those rules and regulations promulgated by, among others, the SEC, the Financial Industry Regulatory Authority (“FINRA”) and the NYSE. To the extent operations or trading in our securities take place outside the United States, we are subject to regulation by non-U.S. regulations and regulators, such as the U.K. Financial Services Authority, and U.S. regulations and regulators such as the Department of Justice and the SEC with respect to the Foreign Corrupt Practices Act of 1977. Certain of our subsidiaries are registered with the SEC under the Investment Advisers Act of 1940, as amended, and many of our funds are registered with the SEC under the Investment Company Act of 1940, as amended, both of which impose numerous obligations, as well as detailed operational requirements, on our subsidiaries, which are investment advisers to registered investment companies. Our subsidiaries, both in the United States and abroad, must comply with a myriad of complex and changing U.S. and/or non-U.S. rules and regulations, some of which may conflict, including complex U.S. and non-U.S. tax regimes. Additionally, as we expand our operations, sometimes rapidly, into non-U.S. jurisdictions, the rules and regulations of these non-U.S. jurisdictions become applicable, sometimes with short compliance deadlines, and add further regulatory complexity to our ongoing compliance operations.

In addition, we are a bank holding company and a financial holding company subject to the supervision and regulation of the Federal Reserve Board (the “FRB”) and are subject to the restrictions, limitations, or prohibitions of the Bank Holding Company Act of 1956, as amended, and the Gramm-Leach-Bliley Act. The FRB may impose additional limitations or restrictions on our activities, including if the FRB believes that we do not have the appropriate financial and managerial resources to commence or conduct an activity or make an acquisition. Further, our subsidiary, Fiduciary Trust, is subject to extensive regulation, supervision and examination by the Federal Deposit Insurance Corporation (“the FDIC”) and New York State Banking Department, while other subsidiaries are subject to oversight by the Office of Thrift Supervision and various state regulators. The laws and regulations imposed by these regulators generally involve restrictions and requirements in connection with a variety of technical, specialized, and recently expanding matters and concerns. For example, compliance with anti-money laundering and Know-Your-Customer requirements, both domestically and internationally, and the Bank Secrecy Act has taken on heightened importance with regulators as a result of efforts to, among other things, limit terrorism. At the same time, there has been increased regulation with respect to the protection of customer privacy and the need to secure sensitive customer information. As we continue to address these requirements or focus on meeting new or expanded ones, we may expend a substantial amount of time and resources, even though our banking/finance business does not constitute our dominant business sector. Moreover, any inability to meet these requirements, within the timeframes set by regulators, may subject us to sanctions or other restrictions by the regulators that could impact our broader business.

Regulatory and legislative actions and reforms have made the regulatory environment in which we operate more costly and future actions and reforms could adversely impact our assets under management, increase costs and negatively impact our profitability and future financial results. Since 2001, the federal securities laws have been augmented substantially and made significantly more complex by, among other measures, the Sarbanes-Oxley Act of 2002 and the USA Patriot Act of 2001. Moreover, changes in the interpretation or enforcement of existing laws or regulations have directly affected our business. With new laws and changes in interpretation and enforcement of existing requirements, the associated time we must dedicate to, and related costs we must incur in, meeting the regulatory complexities of our business have increased. These outlays have also increased as we expand our business into various non-U.S. jurisdictions. For example, following the enactment of the Sarbanes-Oxley Act of 2002, new rules of the SEC, NYSE, and FINRA were promulgated and other rules revised. Among other things, these new requirements have necessitated us to make changes to our corporate governance and public disclosure policies, procedures and practices and our registered investment companies and investment advisers have been required to make similar changes. In addition, complex accounting and financial reporting requirements have been implemented in the past several years pursuant to the Sarbanes-Oxley Act of 2002 and the rules of the SEC and the Public Company Accounting Oversight Board, which apply across different legal entities within our corporate structure and varied geographical and/or jurisdictional areas in which we operate. Compliance activities to meet these requirements have required us to expend additional time and resources, including without limitation substantial efforts to conduct evaluations required to ensure compliance with the management certification and attestation requirements under the Sarbanes-Oxley Act of 2002, and, consequently, we are incurring increased costs of doing business, which potentially negatively impacts our profitability and future financial results. Moreover, any potential accounting or reporting error, whether financial or otherwise, if material, could damage our reputation, adversely affect our ability to conduct business, and decrease revenue and net income. Finally, any regulatory and legislative actions and reforms affecting the mutual fund industry, including compliance initiatives, may negatively impact revenues by increasing our costs of accessing or dealing in the financial markets.

Our ability to maintain the beneficial tax treatment we anticipate with respect to non-U.S. earnings we have repatriated is based on current interpretations of the American Jobs Creation Act of 2004 (the “Jobs Act”) and timely and permitted use of such amounts in accordance with our domestic reinvestment plan and the Jobs Act. In September 2006, we completed our planned repatriation into the United States of approximately $2.1 billion of undistributed earnings of our non-U.S. subsidiaries in accordance with our domestic reinvestment plan and the Jobs Act. However, our ability to maintain the anticipated beneficial tax treatment with respect to these non-U.S. earnings is subject to current interpretations and compliance with the Jobs Act (including Internal Revenue Code Section 965), as well as the rules and regulations promulgated by, among others, the Internal Revenue Service and the United States Treasury Department. Moreover, changes in the interpretation of these rules and regulations may have an effect on our ability to maintain the beneficial tax treatment with respect to our repatriated non-U.S. earnings. Our inability to complete on a timely basis, to use repatriated amounts for permitted purposes or to otherwise satisfy the requirements of our planned repatriation could also have a negative impact on the scope and breadth of our anticipated tax treatment with respect to such amounts.

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

We face risks, and corresponding potential costs and expenses, associated with conducting operations and growing our business in numerous countries. We sell mutual funds and offer investment management and related services in many different regulatory jurisdictions around the world, and intend to continue to expand our operations internationally. As we do so, we will continue to face challenges to ensure that we have sufficient resources, procedures, and controls in place for our operations abroad to operate consistently and effectively. In order to remain competitive, we must be proactive and prepared to implement necessary resources when growth opportunities present themselves, whether as a result of a business acquisition or rapidly increasing business activities in particular markets or regions. As we grow, we face a heightened risk that the necessary resources and/ or personnel will be unavailable to take full advantage of strategic opportunities when they appear or that strategic decisions can be efficiently implemented. Local regulatory environments may vary widely, as may the adequacy and sophistication of each. Similarly, local distributors, and their policies and practices as well as financial viability, may be inconsistent or less developed or mature. Notwithstanding potential long-term cost savings by increasing certain operations, such as transfer agent and other back-office operations, in countries or regions of the world with lower operating costs, growth of our international operations may involve near-term increases in expenses as well as additional capital costs, such as information, systems and technology costs and costs related to compliance with particular regulatory or other local requirements or needs. Local requirements or needs may also place additional demands on sales and compliance personnel and resources, such as meeting local language requirements while also integrating personnel into an organization with a single operating language. Finding and hiring additional, well-qualified personnel and crafting and adopting policies, procedures and controls to address local or regional requirements remain a challenge as we expand our operations internationally. Moreover, regulators in non-U.S. jurisdictions could also change their policies or laws in a manner that might restrict or otherwise impede our ability to distribute or register investment products in their respective markets. Any of these local requirements, activities, or needs could increase the costs and expenses we incur in a specific jurisdiction without any corresponding increase in revenues and income from operating in the jurisdiction. In addition, from time to time we enter into international joint ventures in which we may not have control. These investments in joint ventures may involve risks, including the risk that the controlling joint venture partner may have business interests, strategies or goals that are inconsistent with ours, and the risk that business decisions or other actions or omissions of the controlling joint venture partner or the joint venture company may result in harm to our reputation or adversely affect the value of our investment in the joint venture.

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

The amount or mix of our assets under management are subject to significant fluctuations and could negatively impact our revenues and income. We have become subject to an increased risk of asset volatility from changes in the domestic and global financial and equity markets. Individual financial and equity markets may be adversely affected by political, financial, or other instabilities that are particular to the country or regions in which a market is located, including without limitation local acts of terrorism, economic crises or other business, social or political crises. Declines in these markets have caused in the past, and would cause in the future, a decline in our revenues and income. Global economic conditions, exacerbated by war or terrorism or financial crises, changes in the equity market place, currency exchange rates, interest rates, inflation rates, the yield curve, defaults by derivative counterparties and other factors that are difficult to predict affect the mix, market values and levels of our assets under management. Our investment management services revenues are derived primarily from fees based on a percentage of the value of assets under management and vary with the nature of the account or product managed. A decline in the price of stocks or bonds, or in particular market segments, or in the securities market generally, could cause the value and returns on our assets under management to decline, resulting in a decline in our revenues and income. Moreover, changing market conditions may cause a shift in our asset mix between international and U.S. assets, potentially resulting in a decline in our revenue and income depending upon the nature of our assets under management and the level of management fees we earn based on them. Additionally, changing market conditions may cause a shift in our asset mix towards fixed-income products and a related decline in our revenue and income, as we generally derive higher fee revenues and income from equity assets than from fixed-income products we manage. On the other hand, increases in interest rates, in particular if rapid, or high interest rates, as well as any uncertainty in the future direction of interest rates, may have a negative impact on our fixed-income products as rising interest rates or interest rate uncertainty typically decrease the total return on many bond investments due to lower market valuations of existing bonds. Any decrease in the level of assets under management resulting from price declines, interest rate volatility or uncertainty or other factors could negatively impact our revenues and income.

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

Poor investment performance of our products could affect our sales or reduce the level of assets under management, potentially negatively impacting our revenues and income. Our investment performance, along with achieving and maintaining superior distribution and client services, is critical to the success of our investment management and related services business. Strong investment performance often stimulates sales of our investment products. Poor investment performance as compared to third-party benchmarks or competitive products could lead to a decrease in sales of investment products we manage and stimulate redemptions from existing products, generally lowering the overall level of assets under management and reducing the management fees we earn. We cannot assure you that past or present investment performance in the investment products we manage will be indicative of future performance. Any poor investment performance may negatively impact our revenues and income.

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

At March 31, 2008, we have considered the potential impact of a 2% movement in market interest rates in relation to the banking/finance segment interest earning assets, net of interest-bearing liabilities, total debt outstanding and our portfolio of debt securities, for each of these categories and in the aggregate. Based on our analysis, we do not expect that this change would have a material impact on our operating revenues or results of operations, for each of these categories or in the aggregate.

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

The following is a summary of the effect of a 10% increase or decrease in the market values of our financial instruments subject to market valuation risks at March 31, 2008.

(in thousands)	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Current
Investment securities, trading	$285,014	$313,515	$256,513
Investment securities, available-for-sale	417,008	458,709	375,307

Total Current	$702,022	$772,224	$631,820

Banking/Finance
Investment securities, available-for-sale	$234,847	$258,332	$211,362
Non-Current
Investments, other	$534,540	$587,994	$481,086

Item 4. Controls and Procedures.

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2008. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of March 31, 2008 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As previously reported, the Company and certain of its subsidiaries were named in a lawsuit, titled Ulferts v. Franklin Resources, Inc., et al., Case No. 06-7847 SI, and filed on December 22, 2006, in the United States District Court for the Northern District of California, that alleged violations of federal securities laws relating to disclosure of marketing support payments and payment of allegedly excessive commissions. The lawsuit was styled as a class action and sought, among other relief, compensatory damages and attorneys’ fees and costs. On March 16, 2007, the United States District Court for the Northern District of California entered a stipulated order transferring the lawsuit to the United States District Court for the District of New Jersey (Ulferts v. Franklin Resources, Inc., et al., Case No. 2:07-cv-01309 WJM-MF). Defendants filed a motion to dismiss the lawsuit on September 25, 2007. On April 24, 2008, the court granted defendants’ motion and dismissed the lawsuit with prejudice.

Please see the description of our other legal proceedings set forth in the “Legal Proceedings” section in Note 12 – Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to the shares of the Company’s common stock we repurchased during the three months ended March 31, 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 through January 31, 2008	1,468,600	$106.58	1,468,600	11,371,118
February 1, 2008 through February 29, 2008	1,015,356	$96.46	1,015,356	10,355,762
March 1, 2008 through March 31, 2008	1,150,024	$92.54	1,150,024	9,205,738

Total	3,633,980		3,633,980

Under our stock repurchase program, we can repurchase shares of the Company’s common stock from time to time in the open market and in private transactions in accordance with applicable laws and regulations, including without limitation applicable federal securities laws. From time to time we have announced the existence of and updates to the Company’s continuing policy of repurchasing shares of our common stock, including announcements made in July 2006, June 2007 and January 2008. In January 2008, our Board of Directors authorized the repurchase of up to an aggregate of 10.0 million additional shares of our common stock under our stock repurchase program. At March 31, 2008, approximately 9.2 million shares of our common stock remained available for repurchase under our stock repurchase program. Our stock repurchase program is not subject to an expiration date.

There were no unregistered sales of equity securities during the period covered by this report.

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of stockholders of the Company was held on January 31, 2008.

The matters voted upon at the meeting and the results of the vote were as follows:

1.

To elect thirteen directors to the Board of Directors to hold office until the next annual meeting of stockholders or until that person’s successor is elected and qualified or until his or her death, resignation, retirement, disqualification or removal.

Each of the thirteen nominees for director was elected, and the voting results are set forth below:

Name of Director	For	Withheld
Samuel H. Armacost	201,249,955	1,897,029
Charles Crocker	201,388,856	1,758,128
Joseph R. Hardiman	201,363,596	1,783,388
Robert D. Joffe	201,385,718	1,761,266
Charles B. Johnson	198,083,869	5,063,115
Gregory E. Johnson	199,605,007	3,541,977
Rupert H. Johnson, Jr.	198,188,149	4,958,835
Thomas H. Kean	201,359,048	1,787,936
Chutta Ratnathicam	201,409,087	1,737,897
Peter M. Sacerdote	194,555,386	8,591,598
Laura Stein	201,382,096	1,765,888
Anne M. Tatlock	198,002,845	5,144,139
Louis E. Woodworth	200,179,751	2,967,233

2.	To ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2008.

The ratification of PricewaterhouseCoopers LLP was approved, and the voting results are set forth below:

For	Against	Abstain	Broker Non-Votes
200,122,680	1,932,414	1,091,789	Not Applicable

3.	To approve the amendment and restatement of the Company’s 2004 Key Executive Incentive Compensation Plan.

The amended and restated 2004 Key Executive Incentive Compensation Plan was approved, and the voting results are set forth below:

For	Against	Abstain	Broker Non-Votes
181,901,249	4,594,024	1,302,590	15,349,120

Item 6. Exhibits.

Exhibit No.	Description
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

Exhibit 3(i)(e)

Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed on February 4, 2005, incorporated by reference to Exhibit (3)(i)(e) to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318).

Exhibit 3(ii)	Registrant’s Amended and Restated By-laws as adopted March 4, 2008, incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on March 4, 2008.

Exhibit 4.1

Form of First Supplemental Indenture, dated October 9, 1996, between the Registrant and The Bank of New York Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed with the SEC on October 4, 1996 (File No. 333-1201).

Exhibit 10.1

Registrant’s 2004 Executive Incentive Compensation Plan (as amended and restated October 15, 2007), incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on March 5, 2008.

Exhibit 10.2	Registrant’s Named Executive Officer Compensation as of January 31, 2008, incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the SEC on March 5, 2008.

Exhibit 10.3	Registrant’s Named Executive Officer Performance Incentive Compensation (2008), incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed with the SEC on March 5, 2008.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.
(Registrant)

Date: May 8, 2008	By:	/s/ KENNETH A. LEWIS
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

Exhibit 3(i)(e)

Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed on February 4, 2005, incorporated by reference to Exhibit (3)(i)(e) to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318).

Exhibit 3(ii)	Registrant’s Amended and Restated By-laws as adopted March 4, 2008, incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on March 4, 2008.

Exhibit 4.1

Form of First Supplemental Indenture, dated October 9, 1996, between the Registrant and The Bank of New York Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed with the SEC on October 4, 1996 (File No. 333-1201).

Exhibit 10.1

Registrant’s 2004 Executive Incentive Compensation Plan (as amended and restated October 15, 2007), incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on March 5, 2008.

Exhibit 10.2	Registrant’s Named Executive Officer Compensation as of January 31, 2008, incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the SEC on March 5, 2008.

Exhibit 10.3	Registrant’s Named Executive Officer Performance Incentive Compensation (2008), incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed with the SEC on March 5, 2008.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).