Form 10-Q
period 2008-06-30
FRANKLIN RESOURCES INC
filed 2008-08-05
CIK 38777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding: 234,262,389 shares of common stock, par value $0.10 per share, of Franklin Resources, Inc. as of July 31, 2008.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Statements of Income

Unaudited

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share data)	2008	2007	2008	2007
Operating Revenues
Investment management fees	$924,722	$927,843	$2,861,002	$2,610,529
Underwriting and distribution fees	504,272	619,315	1,577,581	1,699,936
Shareholder servicing fees	73,127	70,126	219,719	206,024
Consolidated sponsored investment products income, net	2,768	3,134	9,436	5,298
Other, net	16,760	19,393	43,194	54,845

Total operating revenues	1,521,649	1,639,811	4,710,932	4,576,632

Operating Expenses
Underwriting and distribution	492,385	595,905	1,530,587	1,607,902
Compensation and benefits	285,651	275,516	846,566	795,003
Information systems, technology and occupancy	78,477	79,735	237,948	228,751
Advertising and promotion	44,804	52,358	138,820	133,254
Amortization of deferred sales commissions	41,935	40,817	129,808	112,179
Other	46,182	76,474	140,172	173,384

Total operating expenses	989,434	1,120,805	3,023,901	3,050,473

Operating Income	532,215	519,006	1,687,031	1,526,159

Other Income (Expenses)
Consolidated sponsored investment products (losses) gains, net	(9,005)	16,348	(36,046)	60,389
Investment and other income, net	33,969	105,304	147,135	277,270
Interest expense	(3,287)	(6,137)	(15,280)	(18,249)

Other income, net	21,677	115,515	95,809	319,410

Income before taxes on income	553,892	634,521	1,782,840	1,845,569
Taxes on income	150,580	166,157	495,116	509,539

Net Income	$403,312	$468,364	$1,287,724	$1,336,030

Earnings per Share
Basic	$1.72	$1.89	$5.42	$5.33
Diluted	1.71	1.86	5.38	5.26
Dividends per Share	$0.20	$0.15	$0.60	$0.45

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Balance Sheets

Unaudited

(in thousands)	June 30, 2008	September 30, 2007
Assets

Current Assets
Cash and cash equivalents	$2,880,797	$3,304,495
Receivables	746,681	865,128
Investment securities, trading	290,177	365,968
Investment securities, available-for-sale	430,343	539,051
Other investments	538,500	300,000
Deferred taxes and other	93,288	82,084

Total current assets	4,979,786	5,456,726

Banking/Finance Assets
Cash and cash equivalents	163,317	279,688
Loans held for sale	3,459	341,719
Loans receivable, net	348,303	240,520
Investment securities, trading	126,115	19,484
Investment securities, available-for-sale	339,971	160,223
Other	5,980	6,544

Total banking/finance assets	987,145	1,048,178

Non-Current Assets
Investments, other	515,989	523,901
Deferred sales commissions	215,206	257,888
Property and equipment, net	568,056	559,483
Goodwill	1,448,419	1,456,411
Other intangible assets, net	588,234	601,833
Receivable from banking/finance group	8,967	10,978
Other	32,762	27,852

Total non-current assets	3,377,633	3,438,346

Total Assets	$9,344,564	$9,943,250

[Table continued on next page]

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Balance Sheets

Unaudited

[Table continued from previous page]

( in thousands, except share data)	June 30, 2008	September 30, 2007
Liabilities and Stockholders’ Equity

Current Liabilities
Compensation and benefits	$277,825	$322,956
Commercial paper	158,384	—
Current maturities of long-term debt	—	420,000
Accounts payable and accrued expenses	253,105	272,248
Commissions	269,480	274,697
Income taxes	31,496	119,667
Other	28,393	26,075

Total current liabilities	1,018,683	1,435,643

Banking/Finance Liabilities
Deposits	545,315	442,011
Payable to parent	8,967	10,978
Variable funding notes	—	240,773
Federal Home Loan Bank advances	96,000	—
Other	58,796	58,243

Total banking/finance liabilities	709,078	752,005

Non-Current Liabilities
Long-term debt	130,415	162,125
Deferred taxes	209,259	214,511
Other	73,564	5,287

Total non-current liabilities	413,238	381,923

Total liabilities	2,140,999	2,569,571

Minority Interest	47,836	41,404

Commitments and Contingencies (Note 13)

Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 234,638,978 and 245,469,895 shares issued and outstanding at June 30, 2008 and September 30, 2007	23,464	24,547
Capital in excess of par value	—	—
Retained earnings	6,971,027	7,049,417
Accumulated other comprehensive income	161,238	258,311

Total stockholders’ equity	7,155,729	7,332,275

Total Liabilities and Stockholders’ Equity	$9,344,564	$9,943,250

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Statements of Cash Flows

Unaudited

	Nine Months Ended June 30,
(in thousands)	2008	2007
Net Income	$1,287,724	$1,336,030
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	156,817	167,358
Equity in net income of affiliated companies	(13,119)	(56,062)
Net gains on sale of assets	(17,128)	(73,216)
Stock-based compensation	57,487	57,836
Excess tax benefits from stock-based compensation arrangements	(27,329)	(36,390)

Changes in operating assets and liabilities:
Decrease (increase) in receivables, prepaid expenses and other	29,250	(116,063)
Originations of loans held for sale, net	(156,315)	(490,698)
Proceeds from securitization of loans held for sale	394,299	684,173
Increase in trading securities, net	(229,189)	(22,705)
Advances of deferred sales commissions	(96,621)	(123,927)
(Decrease) increase in deferred income taxes and taxes payable	(25,163)	98,927
(Decrease) increase in commissions payable	(5,216)	60,797
Increase in other liabilities	86,878	35,994
(Decrease) increase in accrued compensation and benefits	(30,897)	11,798

Net cash provided by operating activities	1,411,478	1,533,852

Purchase of investments	(1,561,773)	(624,467)
Liquidation of investments	1,418,998	624,570
Purchase of banking/finance investments	(213,400)	(49,083)
Liquidation of banking/finance investments	36,763	70,202
(Increase) decrease in loans receivable	(134,328)	31,123
Additions of property and equipment, net	(57,609)	(69,422)
Dispositions (acquisitions, net of cash acquired) of subsidiaries	6,717	(89,125)

Net cash used in investing activities	(504,632)	(106,202)

Increase (decrease) in bank deposits	103,304	(109,559)
Exercise of common stock options	7,131	41,413
Dividends paid on common stock	(132,021)	(105,863)
Purchase of common stock	(1,317,225)	(1,125,353)
Excess tax benefits from stock-based compensation arrangements	27,329	36,390
Proceeds from issuance of debt	1,050,179	365,474
Payments on debt	(1,458,487)	(636,165)
Minority interest	278,835	68,924

Net cash used in financing activities	(1,440,955)	(1,464,739)

Effect of exchange rate changes on cash and cash equivalents	(5,960)	—

Decrease in cash and cash equivalents	(540,069)	(37,089)
Cash and cash equivalents, beginning of period	3,584,183	3,613,135

Cash and Cash Equivalents, End of Period	$3,044,114	$3,576,046

[Table continued on next page]

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Statements of Cash Flows

Unaudited

[Table continued from previous page]

	Nine Months Ended June 30,
(in thousands)	2008	2007
Components of Cash and Cash Equivalents
Cash and cash equivalents, beginning of period:
Current assets	$3,304,495	$3,310,545
Banking/finance assets	279,688	302,590

Total	$3,584,183	$3,613,135
Cash and cash equivalents, end of period:
Current assets	$2,880,797	$3,321,569
Banking/finance assets	163,317	254,477

Total	$3,044,114	$3,576,046
Supplemental Disclosure of Non-Cash Information
Total assets related to the net deconsolidation of certain sponsored investment products	$(400,711)	$(68,317)
Total liabilities related to the net deconsolidation of certain sponsored investment products	(113,061)	(12,523)
Assets held for sale reclassified from investing to operating activities	—	9,535

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2008

(Unaudited)

Note 1 - Basis of Presentation

We have prepared these unaudited interim financial statements of Franklin Resources, Inc. (the “Company” or “we”) and its consolidated subsidiaries (collectively, “Franklin Templeton Investments”) in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Under these rules and regulations, we have shortened or omitted some information and footnote disclosures normally included in financial statements prepared under U.S. generally accepted accounting principles. We believe that we have made all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown. All adjustments are normal and recurring. You should read these financial statements together with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. Certain amounts for the comparative prior fiscal year periods have been reclassified to conform to the financial presentation for and at the period ended June 30, 2008.

Note 2 - New Accounting Standards

In June 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 establishes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities as defined in Emerging Issues Task Force (“EITF”) Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128”, and should be included in the computation of earnings per share pursuant to the two-class method as described in Statement of Financial Accounting Standards No. 128, “Earnings per Share”. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1. Early application is not permitted. We currently are evaluating the impact that the adoption of FSP EITF 03-6-1 will have on our Consolidated Financial Statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of SFAS 162 is not expected to have a material impact on our Consolidated Financial Statements.

In April 2008, the FASB voted to eliminate the Qualifying Special Purpose Entity (“QSPE”) concept from the guidance in Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – as amended” (“SFAS 140”). Although the revised standard has not been finalized, the elimination of the QSPE concept may have a significant impact on our Consolidated Financial Statements as the Company may need to consolidate assets previously sold to a QSPE, and may not be able to derecognize assets sold to similar types of structures after the revised standard is issued. The revised standard could be effective for fiscal years beginning after November 15, 2009.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities – as amended” (“SFAS 133”), to provide enhanced disclosures about how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS 133; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We currently are evaluating the impact that the adoption of SFAS 161 will have on the disclosures to our Consolidated Financial Statements.

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

In December 2007, the FASB issued Statement of Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 changes the accounting and reporting for noncontrolling interests (previously referred to as minority interests) such that noncontrolling interests will be reported as a component of equity; losses will be allocated to the noncontrolling interest; changes in ownership interests that do not result in a change in control will be accounted for as equity transactions and, upon a loss of control, any gain or loss on the interest sold will be recognized in earnings and any ownership retained will be remeasured at fair value. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier application of SFAS 160 is prohibited. SFAS 160 applies prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements which apply retrospectively for all periods presented. We currently are evaluating the impact that the adoption of SFAS 160 will have on our Consolidated Financial Statements.

In June 2007, the FASB ratified the consensus in EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 requires that the realized income tax benefit from dividends and dividend equivalents that are charged to retained earnings and paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recorded as an increase to capital in excess of par value. The Company currently accounts for the income tax benefit of dividends paid on nonvested restricted stock units and nonvested restricted stock awards as an increase to capital in excess of par value. EITF 06-11 applies prospectively to the income tax benefits on dividends declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The adoption of EITF 06-11 is not expected to have a material impact on our Consolidated Financial Statements.

In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance for determining whether the specialized accounting principles of the AICPA “Audit and Accounting Guide Investment Companies” (the “Guide”) should be applied by an entity and whether those specialized accounting principles should be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. SOP 07-1 is effective for fiscal years beginning on or after December 15, 2007, with early application encouraged. In February 2008, the FASB issued FSP No. SOP 07-1-1, “Effective Date of AICPA Statement of Position 07-1” (“FSP SOP 07-1-1”), which delays indefinitely the effective date of SOP 07-1 to allow the FASB time to consider the related implementation issues. We currently are evaluating the impact that the adoption of SOP 07-1 will have on our Consolidated Financial Statements.

In May 2007, the FASB issued FSP No. FIN 46R-7, “Application of FASB Interpretation No. 46R to Investment Companies” (“FSP FIN 46R-7”). FSP FIN 46R-7 amends FIN 46R, to make permanent the temporary deferral of the application of FIN 46R to entities within the scope of the Guide under SOP 07-1. FSP FIN 46R-7 is effective upon adoption of SOP 07-1 for fiscal years beginning on or after December 15, 2007. The issuance of FSP SOP 07-1-1 in February 2008 did not amend FSP FIN 46R-7 and, thus, FSP FIN 46R remains effective only upon initial adoption of SOP 07-1. We currently are evaluating the impact that the adoption of FSP FIN 46R-7 will have on our Consolidated Financial Statements.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for tax positions taken or expected to be taken in a tax return. FIN 48 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for related interest and penalties. Under FIN 48, a company must determine for each tax position whether it is more likely than not that the position will be sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to beginning retained earnings. The adoption of FIN 48 on October 1, 2007 resulted in a reduction to beginning retained earnings of $20.8 million as described in Note 12 – Accounting for Uncertainty in Income Taxes.

Note 3 - Acquisitions

On April 3, 2007, Franklin Templeton Investments acquired the remaining 25% interest in each of its joint ventures in India, Franklin Templeton Asset Management (India) Private Limited and Franklin Templeton Trustee Services Private Limited, from an unrelated third-party for approximately $89.7 million in cash. The acquisition cost was allocated to the net assets acquired based on their estimated fair values as follows: $24.4 million to tangible net assets and $44.7 million to indefinite-lived intangible assets. The excess cost over the fair value of the net assets acquired of $20.6 million was recognized as goodwill. The indefinite-lived intangible assets relate to management contracts and are not amortized. We have not presented pro forma combined results of operations for this acquisition because the results of operations as reported in the accompanying Consolidated Statements of Income would not have been materially different.

Note 4 - Comprehensive Income

The following table computes comprehensive income.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Net income	$403,312	$468,364	$1,287,724	$1,336,030
Net unrealized (losses) gains on investments, net of tax	(14,502)	2,049	(73,932)	15,760
Currency translation adjustments	(16,534)	46,010	(22,971)	72,151
Other	(57)	(93)	(170)	1,737

Comprehensive Income	$372,219	$516,330	$1,190,651	$1,425,678

Note 5 - Earnings per Share

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

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share data)	2008	2007	2008	2007
Net income as reported	$403,312	$468,364	$1,287,724	$1,336,030
Adjustments, net of taxes	—	(204)	—	(259)

Net Income Available to Common Stockholders	$403,312	$468,160	$1,287,724	$1,335,771

Weighted-average shares outstanding – basic	234,631	247,858	237,593	250,676
Incremental shares from assumed conversions:
Common stock options, nonvested stock awards and nonvested stock unit awards	1,854	3,447	1,967	3,129

Weighted-Average Shares Outstanding – Diluted	236,485	251,305	239,560	253,805

Earnings per Share
Basic	$1.72	$1.89	$5.42	$5.33
Diluted	1.71	1.86	5.38	5.26

In computing diluted earnings per share for the three and nine months ended June 30, 2007, we adjusted net income for the effect of an accelerated stock repurchase agreement entered into in March 2007 (see Note 15 – Common Stock Repurchases).

For the three and nine months ended June 30, 2008, approximately 1,284.9 thousand and 1,281.5 thousand nonvested shares related to grants of stock awards and stock unit awards were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. For the nine months ended June 30, 2007, approximately 22.7 thousand nonvested shares related to grants of stock awards and stock unit awards were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. There were no nonvested shares excluded from the computation of diluted earnings per share for the three months ended June 30, 2007.

Note 6 - Cash and Cash Equivalents

We disclose cash and cash equivalents as separate components of current assets and banking/finance assets in our Condensed Consolidated Balance Sheets. Cash and cash equivalents consisted of the following:

(in thousands)	June 30, 2008	September 30, 2007
Cash and due from banks	$803,204	$724,809
Federal funds sold and securities purchased under agreements to resell	66,692	87,879
Time deposits, money market mutual funds, securities of U.S. federal agencies, corporate debt securities, and other	2,174,218	2,771,495

Total	$3,044,114	$3,584,183

Federal Reserve Board regulations require that certain of our banking subsidiaries maintain reserve balances on deposits with the Federal Reserve Banks. The required reserve balances were $9.2 million at June 30, 2008 and $4.6 million at September 30, 2007.

Note 7 - Investments

Investments consisted of the following:

	June 30, 2008		September 30, 2007
(in thousands)	Cost Basis	Fair Value	Cost Basis	Fair Value
Current
Investment securities, trading	$297,160	$290,177	$330,952	$365,968
Investment securities, available-for-sale
Sponsored investment products	379,505	384,996	313,372	366,319
Securities of U.S. states and political subdivisions	4,061	4,069	2,413	2,400
Securities of U.S. Treasury and federal agencies	24,754	24,758	13,376	13,398
Other debt and equity securities	16,524	16,520	147,235	156,934

Total investment securities, available-for-sale	424,844	430,343	476,396	539,051

Other investments	538,500	538,500	300,000	300,000

Total Current	$1,260,504	$1,259,020	$1,107,348	$1,205,019

Banking/Finance
Investment securities, trading	$127,603	$126,115	$19,777	$19,484
Investment securities, available-for-sale
Mortgage-backed securities	325,423	329,038	142,074	142,867
Securities of U.S. states and political subdivisions	1,199	1,224	1,478	1,493
Securities of U.S. Treasury and federal agencies	4,298	4,353	5,102	5,277
Other debt and equity securities	5,356	5,356	10,652	10,586

Total investment securities, available-for-sale	336,276	339,971	159,306	160,223

Total Banking/Finance	$463,879	$466,086	$179,083	$179,707

Non-Current
Investments, other
Securities of U.S. states and political subdivisions	$122,602	$121,988	$116,739	$115,865
Securities of U.S. Treasury and federal agencies	896	933	893	919
Investments in equity-method investees[1]	348,332	348,332	287,295	287,295
Other debt and equity securities	36,639	44,736	94,594	119,822

Total Non-Current	$508,469	$515,989	$499,521	$523,901

[1]	Cost basis represents our initial investment cost adjusted for our share of the earnings or losses of the investee after the date of acquisition.

Other investments consist of time deposits with maturities of greater than three months but less than one year from the date of purchase. Investments, other include investments that we intend to hold for a period in excess of one year at the date of purchase. Investments in equity-method investees consist of limited liability investment companies, investment partnerships, and other entities where we have significant influence. Other debt and equity securities include equity securities, banker’s acceptances, collateralized debt obligations, corporate debt securities, and other securities with a determinable fair value that are treated as available-for-sale securities, as well as certain equity investments carried at cost. Securities of U.S. states and political subdivisions and securities of U.S. treasury and federal agencies are recognized as available-for-sale securities.

As of June 30, 2008 and September 30, 2007, banking/finance operating segment investment securities with aggregate carrying values of $187.6 million and $117.0 million were pledged as collateral for the ability to borrow from the Federal Reserve Bank, $117.0 million and $24.2 million were pledged as collateral for our outstanding Federal Home Loan Bank borrowings and amounts available in secured Federal Home Loan Bank short-term borrowing capacity, and $2.5 million and $2.7 million were pledged as collateral as required by federal and state regulators (see Note 11 – Debt).

A summary of the gross unrealized gains and losses relating to investment securities, available-for-sale and investments, other is as follows:

(in thousands)		Gross Unrealized
as of June 30, 2008	Cost Basis	Gains	Losses	Fair Value
Sponsored investment products	$379,505	$17,134	$(11,643)	$384,996
Mortgage-backed securities	325,423	5,194	(1,579)	329,038
Securities of U.S. states and political subdivisions	127,862	342	(923)	127,281
Securities of U.S. Treasury and federal agencies	29,948	126	(30)	30,044
Other debt and equity securities	58,243	10,784	(2,840)	66,187

Total	$920,981	$33,580	$(17,015)	$937,546

(in thousands)		Gross Unrealized
as of September 30, 2007	Cost Basis	Gains	Losses	Fair Value
Sponsored investment products	$313,372	$54,776	$(1,829)	$366,319
Mortgage-backed securities	142,074	1,524	(731)	142,867
Securities of U.S. states and political subdivisions	120,630	206	(1,078)	119,758
Securities of U.S. Treasury and federal agencies	19,371	223	—	19,594
Other debt and equity securities	252,204	36,872	(2,337)	286,739

Total	$847,651	$93,601	$(5,975)	$935,277

The changes in net unrealized gains (losses) on investment securities included realization of net gains on the sale of investment securities, available-for-sale and investments, other of $8.4 million and $27.6 million during the three and nine months ended June 30, 2008, and $20.9 million and $68.7 million during the three and nine months ended June 30, 2007. The tax effects of the changes in unrealized gains (losses) on investment securities were $(5.2) million and $(3.5) million during the three and nine months ended June 30, 2008, and $(0.5) million and $(3.4) million during the three and nine months ended June 30, 2007.

We evaluate our investments for other-than-temporary decline in value on a periodic basis. We consider many factors, including the severity and duration of the decline in the fair value below cost, the intent and ability of the Company to hold the security for a period of time sufficient for an anticipated recovery in fair value, and the financial condition and specific events related to the issuer. During the three and nine months ended June 30, 2008 and 2007, we recognized immaterial other-than-temporary declines in the value of certain investments.

Note 8 - Consolidated Sponsored Investment Products

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

	Three Months Ended June 30, 2008			Nine Months Ended June 30, 2008
(in thousands)	Before Consolidation	Sponsored Investment Products	Consolidated	Before Consolidation	Sponsored Investment Products	Consolidated
Operating Revenues
Investment management fees	$925,118	$(396)	$924,722	$2,864,934	$(3,932)	$2,861,002
Underwriting and distribution fees	504,485	(213)	504,272	1,578,426	(845)	1,577,581
Shareholder servicing fees	73,140	(13)	73,127	219,757	(38)	219,719
Consolidated sponsored investment products income, net	—	2,768	2,768	—	9,436	9,436
Other, net	16,760	—	16,760	43,194	—	43,194

Total operating revenues	1,519,503	2,146	1,521,649	4,706,311	4,621	4,710,932

Operating Expenses	989,434	—	989,434	3,023,901	—	3,023,901

Operating Income	530,069	2,146	532,215	1,682,410	4,621	1,687,031

Other Income (Expenses)
Consolidated sponsored investment products losses, net	—	(9,005)	(9,005)	—	(36,046)	(36,046)
Investment and other income (expenses), net	24,940	9,029	33,969	165,861	(18,726)	147,135
Interest expense	(3,287)	—	(3,287)	(15,280)	—	(15,280)

Other income (expenses), net	21,653	24	21,677	150,581	(54,772)	95,809

Income (loss) before taxes on income	551,722	2,170	553,892	1,832,991	(50,151)	1,782,840
Taxes on income	150,026	554	150,580	509,227	(14,111)	495,116

Net Income (Loss)	$401,696	$1,616	$403,312	$1,323,764	$(36,040)	$1,287,724

	June 30, 2008			September 30, 2007
(in thousands)	Before Consolidation	Sponsored Investment Products	Consolidated	Before Consolidation	Sponsored Investment Products	Consolidated
Assets
Current assets	$4,887,182	$92,604	$4,979,786	$5,317,425	$139,301	$5,456,726
Banking/finance assets	987,145	—	987,145	1,048,178	—	1,048,178
Non-current assets	3,378,046	(413)	3,377,633	3,440,602	(2,256)	3,438,346

Total Assets	$9,252,373	$92,191	$9,344,564	$9,806,205	$137,045	$9,943,250

Liabilities and Stockholders’ Equity
Current liabilities	$968,330	$50,353	$1,018,683	$1,338,052	$97,591	$1,435,643
Banking/finance liabilities	709,078	—	709,078	752,005	—	752,005
Non-current liabilities	416,729	(3,491)	413,238	401,589	(19,666)	381,923

Total Liabilities	2,094,137	46,862	2,140,999	2,491,646	77,925	2,569,571
Minority interest	2,453	45,383	47,836	588	40,816	41,404
Total stockholders’ equity	7,155,783	(54)	7,155,729	7,313,971	18,304	7,332,275

Total Liabilities and Stockholders’ Equity	$9,252,373	$92,191	$9,344,564	$9,806,205	$137,045	$9,943,250

Sales and redemptions of shares of our consolidated sponsored investment products by third parties are a component of the change in minority interest included in financing activities in our Condensed Consolidated Statements of Cash Flows.

Note 9 - Securitization of Loans Held for Sale

From time to time, we enter into automobile loan securitization transactions with qualified special purpose entities and record these transactions as sales. The following table shows details of automobile loan securitization transactions.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Net sale proceeds	$381,880	$328,585	$381,880	$682,093
Less: carrying amount of loans sold	381,378	325,902	381,378	676,915

Pre-Tax Gain	$502	$2,683	$502	$5,178

When we sell automobile loans in a securitization transaction, we record an interest-only strip receivable. The interest-only strip receivable represents our contractual right to receive interest from the pool of securitized loans after the payment of required amounts to holders of the securities and certain other costs associated with the securitization. The interest-only strips receivable is generally fully realizable and subject to limited recourse provisions. We may also retain subordinated securities from securitization transactions, which are senior to the interest-only strip receivable. The retained interests in securitized assets, including the interest-only strip receivable and the retained subordinated securities, are recognized as trading securities of our banking/finance segment in our Condensed Consolidated Balance Sheets. Sale proceeds included in the above table are presented net of securitization expenses and retained interests.

Automobile loans sold in a securitization transaction during the nine months ended June 30, 2008 and 2007 were held by a special purpose statutory Delaware trust (the “Trust”) that was organized to hold our loans held for sale and issue notes under a variable funding note warehouse credit facility (see Note 11 - Debt). Directly and through the Trust, which is consolidated in our results of operations, we enter into interest-rate swap agreements, accounted for as freestanding derivatives, intended to mitigate the interest-rate risk between the fixed interest rate on the pool of automobile loans and the floating interest rate being paid under the variable funding note warehouse credit facility until the securitization and sale of the related loans. At June 30, 2008, the interest-rate swaps had a notional value and a fair value of nil, as the underlying notes were repaid in full in June 2008. At September 30, 2007, the interest-rate swaps had a notional value of $251.4 million and we recorded its fair value of $2.2 million as part of our banking/finance liabilities in our Condensed Consolidated Balance Sheet. Changes in fair value of the interest-rate swaps are recognized currently in earnings.

We generally estimate the fair value of the retained interests in securitized assets based on the present value of future expected cash flows. The key assumptions used in the present value calculations at the date of securitization were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Excess cash flow discount rate (annual rate)[2]	6.1%-13.4%	12.0%	6.1%-13.4%	12.0%
Cumulative life loss rate	3.7%	4.1%	3.7%	4.0%
Expected weighted-average life (years)	3.6	4.0	3.6	4.0
Pre-payment speed (average monthly rate)	1.6%	1.6%	1.6%	1.6%

[2]	The excess cash flow discount rate assumption for the three and nine months ended June 30, 2008 includes retained subordinated securities.

We determined these assumptions using data from comparable market transactions, historical information, and management’s estimate. We generally estimate the fair value of the retained interests at each period-end based on the present value of future expected cash flows, consistent with the methodology used at the date of securitization. We increased the excess cash flow discount rate relating to the interest-only strip receivable from 14.0% at September 30, 2007 to 16.0% at December 31, 2007 and 17.5% at March 31, 2008 to reflect the liquidity premium in the market, and decreased the excess cash flow discount rate to 13.5% at June 30, 2008 as the result of improved market conditions.

The following table shows the carrying value and the sensitivity of the retained interests to hypothetical adverse changes in the key economic assumptions used to measure fair value:

(dollar amounts in thousands)	June 30, 2008	September 30, 2007
Carrying amount/fair value of retained interests	$126,115	$19,484

Excess cash flow discount rate (annual rate)	6.1%-13.5%	14.0%
Impact on fair value of 10% adverse change	$(2,781)	$(281)
Impact on fair value of 20% adverse change	(5,551)	(552)

Cumulative life loss rate	3.9%	4.0%
Impact on fair value of 10% adverse change	$(2,005)	$(1,879)
Impact on fair value of 20% adverse change	(3,615)	(3,427)

Pre-payment speed (average monthly rate)	1.5%	1.6%
Impact on fair value of 10% adverse change	$(2,392)	$(1,715)
Impact on fair value of 20% adverse change	(4,304)	(3,069)

Actual future market conditions may differ materially. Accordingly, this sensitivity analysis should not be considered our projection of future events or losses. Changes in the fair value of the retained interests are recognized currently in earnings.

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

The following table is a summary of cash flows received from and paid to securitization trusts.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Servicing fees received	$2,895	$3,861	$9,342	$11,235
Interest-only strips cash flows received	840	9,530	6,779	16,367
Purchase of loans from trusts	—	(27,996)	(20,490)	(38,939)

Amounts payable to the trustee related to loan principal and interest collected on behalf of the trusts of $40.6 million at June 30, 2008 and $35.3 million at September 30, 2007 are included in other banking/finance liabilities.

The following table shows details of the loans we manage that are held by securitization trusts.

(in thousands)	June 30, 2008	September 30, 2007
Principal amount of loans	$964,969	$749,824
Principal amount of loans 30 days or more past due	24,212	22,841

Net charge-offs on the securitized loan portfolio were $4.0 million and $15.7 million for the three and nine months ended June 30, 2008, and $3.1 million and $9.5 million for the comparable periods in the prior fiscal year.

Note 10 - Goodwill and Other Intangible Assets

The changes in the carrying value of goodwill and gross intangible assets were as follows:

(in thousands)	Goodwill	Amortized Intangible Assets	Non-amortized Intangible Assets
Balance at October 1, 2007	$1,456,411	$201,505	$520,449
Foreign currency movement	(7,992)	(185)	(5,612)

Balance at June 30, 2008	$1,448,419	$201,320	$514,837

Certain of our goodwill and intangible assets are denominated in currencies other than the U.S. dollar; therefore, their gross and net carrying amounts are subject to foreign currency movements.

Intangible assets as of June 30, 2008 and September 30, 2007 were as follows:

	June 30, 2008
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Customer base	$166,271	$(98,293)	$67,978
Other	35,049	(29,630)	5,419

	201,320	(127,923)	73,397
Non-amortized intangible assets
Investment management contracts	514,837	—	514,837

Total	$716,157	$(127,923)	$588,234

	September 30, 2007
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Customer base	$166,471	$(91,866)	$74,605
Other	35,034	(28,255)	6,779

	201,505	(120,121)	81,384
Non-amortized intangible assets
Investment management contracts	520,449	—	520,449

Total	$721,954	$(120,121)	$601,833

We completed our most recent annual impairment test of goodwill and indefinite-lived intangible assets during the quarter ended December 31, 2007, under the guidance of FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, and we determined that there was no impairment in the value of these assets as of October 1, 2007. No impairment loss in the value of goodwill and indefinite-lived intangible assets was recognized during fiscal year 2007. No impairment loss in the value of intangible assets subject to amortization was recognized during the nine months ended June 30, 2008 and 2007.

Amortization expense related to definite-lived intangible assets was $2.6 million and $8.0 million for the three and nine months ended June 30, 2008, and $3.7 million and $9.0 million for the three and nine months ended June 30, 2007. The estimated remaining amortization expense related to definite-lived intangible assets is as follows:

(in thousands)

for the fiscal years ending September 30,
2008 (remaining three months)	$2,606
2009	10,434
2010	10,434
2011	10,412
2012	8,948
Thereafter	30,563

Total	$73,397

Note 11 - Debt

Outstanding debt consisted of the following:

(in thousands)	June 30, 2008	September 30, 2007
Current
Commercial paper	$158,384	$—
Medium-term notes	—	420,000

	158,384	420,000
Banking/Finance
Variable funding notes	—	240,773
Federal Home Loan Bank advances	96,000	—

	96,000	240,773
Non-Current
Other	130,415	162,125

Total Debt	$384,799	$822,898

At June 30, 2008, our current debt included commercial paper with a total face value of $158.7 million that has a weighted-average annualized interest rate of 2.35%, with maturity dates in July and August 2008.

On April 15, 2008, we repaid our five-year senior notes totaling $420.0 million (the “medium-term notes”) in full at maturity using proceeds from the issuance of commercial paper and available cash on hand. These medium-term notes carried an interest rate of 3.7% and were not redeemable prior to maturity by either the note holders or us. Interest payments were due semi-annually.

The banking/finance operating segment finances its automobile lending business primarily through securitizations and the issuance of variable funding notes (the “variable funding notes”) under one-year revolving variable funding note warehouse credit facilities. A $250.0 million facility, originally entered into in March 2005 and subsequently extended for additional one-year terms, expires in March 2009. In November 2007, we entered into an additional $100.0 million facility, which was subsequently increased to $200.0 million in February 2008. This facility expires in November 2008. The variable funding notes issued under these facilities are payable to certain administered conduits and are secured by cash and a pool of automobile loans that meet or are expected to meet certain eligibility requirements. Credit enhancements for the variable funding notes require us to provide, as collateral, loans held for sale with a fair value in excess of the principal amount of the variable funding notes, as well as provide payment provider commitments in an amount not to exceed 4.66% of the pool balances. At June 30, 2008 and September 30, 2007, we held $1.1 million and $1.5 million of cash balances in trust to fulfill our payment provider obligations and recorded these balances as other banking/finance assets in our Condensed Consolidated Balance Sheet. We also enter into interest-rate swap agreements, accounted for as freestanding derivatives, intended to mitigate the interest-rate risk between the fixed interest rate on the pool of automobile loans and the floating interest rate being paid on the variable funding notes. We expect to renew or replace all or a portion of the variable funding warehouse credit facilities when they expire. In October 2006, April 2007 and June 2008, we completed securitization transactions of automobile loans held for sale (see Note 9 - Securitization of Loans Held for Sale). A portion of the proceeds was used to repay the variable funding notes.

At June 30, 2008, our banking/finance operating segment had $96.0 million of total outstanding advances from the Federal Home Loan Bank. Approximately $65.0 million of these advances mature in March and April 2009, while the remaining $31.0 million mature during the fiscal years 2010 to 2018. The Federal Home Loan Bank advances had a weighted-average annualized interest rate of 2.79% at June 30, 2008 and are subject to collateralization requirements.

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

At June 30, 2008, we had $420.0 million in revolving credit available under a five-year credit agreement with certain banks and financial institutions expiring on June 10, 2010, $341.3 million of commercial paper remaining available for issuance under an uncommitted $500.0 million private placement program, and $14.7 million available in uncommitted short-term bank lines of credit. In addition, at June 30, 2008, our banking/finance segment had $325.0 million available in uncommitted short-term bank lines of credit under the Federal Reserve Funds system, $182.0 million available in secured Federal Reserve Bank short-term discount window and $17.5 million available in secured Federal Home Loan Bank short-term borrowing capacity (see Note 7 – Investments).

Note 12 - Accounting for Uncertainty in Income Taxes

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

At October 1, 2007, the total gross amount of unrecognized tax benefits was approximately $72.9 million. If recognized, substantially all of this amount, net of any deferred tax benefits, would favorably affect our effective income tax rate in future periods. At June 30, 2008, the total gross amount of unrecognized tax benefits was approximately $70.2 million. The Company historically classified the accrual for unrecognized tax benefits in current income taxes payable. As a result of the adoption of FIN 48, unrecognized tax benefits not expected to be paid in the next twelve months were reclassified to other non-current liabilities.

It is the Company’s policy to recognize the accrual of interest on uncertain tax positions in interest expense and the accrual of penalties in other operating expenses. Prior to the adoption of FIN 48, our policy was to recognize interest expense as a component of the income tax provision. Accrued interest at October 1, 2007 and June 30, 2008 was approximately $6.5 million and $10.6 million. Accrued penalties at October 1, 2007 and June 30, 2008 were insignificant.

The Company files a consolidated U.S. federal income tax return, multiple U.S. state and local income tax returns, and income tax returns in multiple foreign jurisdictions. The Company is subject to examination by the taxing authorities in these jurisdictions. The Company’s major tax jurisdictions and the tax years for which the statutes of limitations have not expired are as follows: India 1995 to 2007; the City of New York and Singapore 2000 to 2007; Hong Kong 2002 to 2007; the State of California 2003 to 2007; the State of Florida and Canada 2004 to 2007; U.S. federal 2005 to 2007; and the State of New York and the United Kingdom 2006 to 2007.

The Company has on-going examinations in various stages of completion in Canada and India. Examination outcomes and the timing of settlements are subject to significant uncertainty. Such settlements will involve some or all of the following: the payment of additional taxes, the adjustment of deferred taxes and/or the recognition of unrecognized tax benefits. The Company has recognized a tax benefit only for those positions that meet the more-likely-than-not recognition threshold. It is reasonably possible that the total unrecognized tax benefit as of June 30, 2008 could decrease by an estimated $8.8 million within the next twelve months as a result of the expiration of statutes of limitations in the U.S. federal and certain U.S. state and local and foreign tax jurisdictions, and potential settlements with foreign taxing authorities.

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

Note 13 - Commitments and Contingencies

Guarantees

Under FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, we are required to recognize, in our financial statements, a liability for the fair value of any guarantees.

In relation to the automobile loan securitization transactions that we have entered into with a number of qualified special purpose entities, we are obligated to cover shortfalls in amounts due to the holders of the notes up to certain levels as specified under the related agreements. As of June 30, 2008, the maximum potential amount of future payments related to these obligations was $43.2 million and the fair value of obligations arising from automobile securitization transactions reflected in our Condensed Consolidated Balance Sheet at June 30, 2008 was not material.

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

In 2003 and 2004, more than 400 similar lawsuits against at least 19 different mutual fund companies were filed in federal district courts throughout the country. Because these cases involve common questions of fact, on February 20, 2004, the Judicial Panel on Multidistrict Litigation (the “Judicial Panel”) ordered the creation of a multidistrict litigation in the United States District Court for the District of Maryland, titled “In re Mutual Funds Investment Litigation” (the “MDL”). The Judicial Panel then transferred similar cases from different districts to the MDL for coordinated or consolidated pretrial proceedings.

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

Plaintiffs in the MDL filed consolidated amended complaints on September 29, 2004. On February 25, 2005, defendants, including the Company, certain of its subsidiaries and the named Funds and individual defendants, filed motions to dismiss those amended complaints (collectively the “Company’s motions”). On June 26, 2008, the court issued its order granting in part and denying in part the Company’s motion to dismiss the consolidated amended class action complaint. In its order, the court dismissed certain claims, while allowing others to remain, and dismissed all class action claims against the named Funds. Pursuant to stipulation, the court also dismissed all claims against certain individual defendants, including the independent directors to the named Funds, and a former Company executive. The Company’s motion to dismiss the consolidated fund derivative action remains under submission with the court.

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

As also previously reported, the Company and certain of its subsidiaries were named in a lawsuit, titled Ulferts v. Franklin Resources, Inc., et al., Case No. 06-7847 SI, and filed on December 22, 2006, in the United States District Court for the Northern District of California, that alleged violations of federal securities laws relating to disclosure of marketing support payments and payment of allegedly excessive commissions. The lawsuit was styled as a class action and sought, among other relief, compensatory damages and attorneys’ fees and costs. On March 16, 2007, the United States District Court for the Northern District of California entered a stipulated order transferring the lawsuit to the United States District Court for the District of New Jersey (Ulferts v. Franklin Resources, Inc., et al., Case No. 2:07-cv-01309 WJM-MF). Defendants filed a motion to dismiss the lawsuit on September 25, 2007. On April 24, 2008, the court granted defendants’ motion and dismissed the lawsuit with prejudice. On May 8, 2008, plaintiff in that lawsuit filed a motion for leave, on reconsideration or otherwise, to file an amended complaint. On June 30, 2008, the court denied that motion and affirmed its April 24, 2008 order dismissing the lawsuit with prejudice.

Management strongly believes that the claims made in each of the unresolved lawsuits identified above are without merit and intends to defend against them vigorously. The Company cannot predict with certainty, however, the eventual outcome of those lawsuits, nor whether they will have a material negative impact on the Company.

The Company is from time to time involved in litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, and results of operations. In management’s opinion, an adequate accrual has been made as of June 30, 2008 to provide for any probable losses that may arise from these matters for which we could reasonably estimate an amount.

Other Commitments and Contingencies

We hold a significant interest in both LAFL and LFL; however, we are not the primary beneficiary of either company because we do not hold a majority of the risks and rewards of ownership. At June 30, 2008, total assets of LAFL and LFL were approximately $236.1 million and $13.8 million and our exposure to loss related to LAFL and LFL was approximately $116.7 million and $1.2 million. During the three and nine months ended June 30, 2008, we recognized total pre-tax losses of $2.0 million and $5.6 million for our share of LAFL’s and LFL’s net losses over this period. Due to our significant interest in LAFL, we continue to carry on our balance sheet the DCA generated in the United States until these assets are amortized or sold by LAFL. Neither we nor our distribution subsidiaries retain any direct ownership interest in the DCA, and therefore, the DCA are not available to satisfy claims of our creditors or those of our distribution subsidiaries.

At June 30, 2008, total assets of mutual funds and other investment products in which we held a significant variable interest were approximately $1,403.9 million and our exposure to loss as a result of our interest in these investments was approximately $217.2 million. This amount represents our maximum exposure to loss and does not reflect our estimate of the actual losses that could result from adverse changes in the net asset values of these investments.

At June 30, 2008, our banking/finance operating segment had commitments to extend credit in an aggregate principal amount of $227.1 million, primarily under credit card lines.

The Company in its role as agent or trustee facilitates the settlement of investor share purchase, redemption, and other transactions with affiliated mutual funds. The Company is appointed by the affiliated mutual funds as agent or trustee to manage, on behalf of the affiliated mutual funds, bank deposit accounts that contain only (i) cash remitted by investors to the affiliated mutual funds for the direct purchase of fund share, or (ii) cash remitted by the affiliated mutual funds for direct delivery to the investors for either the proceeds of funds shares liquidated at the investors’ direction, or dividends and capital gains earned on fund shares. As of June 30, 2008 and September 30, 2007, we held cash of approximately $150.7 million and $170.2 million off-balance sheet in agency or trust for investors and the affiliated mutual funds.

At June 30, 2008, there were no changes in other commitments and contingencies that would have a material effect on the commitments and contingencies reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

Note 14 - Stock-Based Compensation

We have an Amended and Restated Annual Incentive Plan (the “AIP”) and a 2002 Universal Stock Incentive Plan, as amended and restated (the “USIP”). Under the terms of the AIP, eligible employees may receive cash, equity awards, and/or cash-settled equity awards generally based on the performance of Franklin Templeton Investments, its funds, and the performance of the individual employee. The USIP provides for the issuance of up to 30.0 million shares of our common stock for various stock-related awards to officers, directors, and employees. At June 30, 2008, approximately 5.1 million shares were available for grant under the USIP. In addition to stock awards and stock unit awards, we may award options and other forms of stock-based compensation to officers, directors, and employees under the USIP. The Compensation Committee of the Board of Directors determines the terms and conditions of awards under the AIP and USIP.

Stock Options

The following table summarizes stock option activity:

(shares and aggregate intrinsic value in thousands)	Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2007	3,754	$37.92	4.5	$336,241
Exercised	(175)	$38.92	3.6

Outstanding and Exercisable at June 30, 2008	3,579	$37.88	3.8	$192,430

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

Total unrecognized compensation cost related to nonvested stock awards and stock unit awards, net of estimated forfeitures, was $101.6 million at June 30, 2008. This cost is expected to be recognized over a remaining weighted-average vesting period of 1.9 years.

The following is a summary of nonvested stock award and stock unit award activity:

(shares in thousands)	Shares	Weighted- Average Grant- Date Fair Value per Share
Nonvested balance at September 30, 2007	727	$105.09
Granted	813	$121.49
Vested	(10)	$98.75
Forfeited/cancelled	(67)	$113.61

Nonvested Balance at June 30, 2008	1,463	$113.86

Our stock awards generally entitle holders to the right to sell their shares of common stock once the awards vest. Stock unit awards generally entitle holders to receive the underlying shares of common stock once the awards vest. In addition, certain performance-based stock awards were granted to our Chief Executive Officer. The total number of shares ultimately received by the Chief Executive Officer depends on our performance against specified performance goals and is subject to vesting provisions. At June 30, 2008, the balance of nonvested shares granted to the Chief Executive Officer and subject to vesting upon the achievement of prior years’ performance goals, set or determined in prior years, was 28.5 thousand and had a weighted-average grant-date fair value of $118.49 per share.

Employee Stock Investment Plan

The amended and restated Franklin Resources, Inc. 1998 Employee Stock Investment Plan (the “ESIP”), allows eligible participants to buy shares of our common stock at a discount of its market value on defined dates. The Compensation Committee and the Board of Directors determine the terms and conditions of awards under the ESIP. A total of 213.8 thousand shares were issued under the ESIP during the nine months ended June 30, 2008. No shares were issued during the three months ended June 30, 2008. At June 30, 2008, 3.8 million shares were reserved for future issuance under this plan.

Effective August 1, 2008, the terms of the ESIP were amended to allow eligible participants to buy shares of our common stock at 85% of its market value on defined dates and the Company’s discretionary match was discontinued.

All Stock-Based Plan Arrangements

Total stock-based compensation costs recognized in the Condensed Consolidated Statements of Income were $20.9 million and $57.5 million for the three and nine months ended June 30, 2008, and $19.6 million and $57.8 million for the three and nine months ended June 30, 2007. The income tax benefits from stock-based arrangements totaled $0.6 million and $32.8 million for the three and nine months ended June 30, 2008, and $2.4 million and $44.2 million for the three and nine months ended June 30, 2007. Income tax benefits relating to stock option exercises were $0.3 million and $17.2 million for the three and nine months ended June 30, 2008, and $2.3 million and $34.5 million for the three and nine months ended June 30, 2007. Cash received from stock option exercises was $2.1 million and $7.1 million for the three and nine months ended June 30, 2008, and $12.2 million and $42.5 million for the three and nine months ended June 30, 2007. We generally do not repurchase shares upon share option exercise or vesting of stock awards and stock unit awards. However, in order to pay taxes due in connection with the vesting of employee and executive officer stock awards and stock unit awards under the USIP and in connection with matching grants under the ESIP, we repurchase shares using a net stock-issuance method.

Note 15 - Common Stock Repurchases

During the three and nine months ended June 30, 2008, we repurchased 1.8 million and 11.9 million shares of our common stock at a cost of $175.8 million and $1,317.2 million. The common stock repurchases made as of June 30, 2008 reduced our capital in excess of par value to nil and the excess amount was recognized as a reduction to retained earnings. At June 30, 2008, approximately 7.4 million shares of our common stock remained available for repurchase under our stock repurchase program. During the three and nine months ended June 30, 2007, we repurchased 4.0 million and 9.2 million shares of our common stock at a cost of $521.8 million and $1,125.4 million. Our stock repurchase program is not subject to an expiration date.

Included in the 9.2 million shares of our common stock that we repurchased during the nine months ended June 30, 2007, were 4.0 million shares repurchased under an accelerated stock repurchase agreement with an unrelated counterparty, a global investment bank, at an initial price of $116.14 per share or a cash payment totaling $464.6 million. In July 2007, on the settlement date of the stock repurchase agreement, we paid $49.1 million in cash as a price adjustment to the counterparty.

Note 16 - Segment Information

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

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Operating Revenues
Investment management and related services	$1,507,339	$1,623,169	$4,675,288	$4,529,752
Banking/finance	14,310	16,642	35,644	46,880

Total	$1,521,649	$1,639,811	$4,710,932	$4,576,632

Income Before Taxes on Income
Investment management and related services	$548,326	$626,100	$1,772,615	$1,821,862
Banking/finance	5,566	8,421	10,225	23,707

Total	$553,892	$634,521	$1,782,840	$1,845,569

Operating revenues of the banking/finance operating segment included above were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Interest and fees on loans	$9,572	$7,840	$42,489	$25,196
Interest and dividends on investment securities	4,614	5,485	14,572	16,560

Total interest income	14,186	13,325	57,061	41,756

Interest on deposits	(1,850)	(3,340)	(7,080)	(10,933)
Interest on short-term debt	(4,662)	(187)	(12,876)	(4,750)
Interest expense – inter-segment	(6)	—	(882)	(139)

Total interest expense	(6,518)	(3,527)	(20,838)	(15,822)

Net interest income	7,668	9,798	36,223	25,934

Other income	11,023	7,426	9,832	22,665
Provision for loan losses	(4,381)	(582)	(10,411)	(1,719)

Total Operating Revenues	$14,310	$16,642	$35,644	$46,880

Inter-segment interest payments from the banking/finance operating segment to the investment management and related services operating segment are based on market rates prevailing at the inception of each loan. Inter-segment interest income and expense are not eliminated in our Condensed Consolidated Statements of Income.

Operating segment assets were as follows:

(in thousands)	June 30, 2008	September 30, 2007
Investment management and related services	$8,357,419	$8,895,072
Banking/finance	987,145	1,048,178

Total	$9,344,564	$9,943,250

All of our goodwill and intangible assets, as well as substantially all of our depreciation and amortization costs and expenditures on long-lived assets, relate to our investment management and related services operating segment.

Note 17 - Banking Regulatory Ratios

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain a minimum Tier 1 capital and Tier 1 leverage ratio (as defined in the regulations), as well as minimum Tier 1 and Total risk-based capital ratios (as defined in the regulations). Based on our calculations, at June 30, 2008 and September 30, 2007, we exceeded the capital adequacy requirements applicable to us as listed below.

(dollar amounts in thousands)	June 30, 2008	September 30, 2007	Capital Adequacy Minimum
Tier 1 capital	$5,114,973	$5,206,495	N/A
Total risk-based capital	5,120,347	5,209,267	N/A
Tier 1 leverage ratio	67%	68%	4%
Tier 1 risk-based capital ratio	108%	91%	4%
Total risk-based capital ratio	108%	91%	8%

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

Our investment management and related services operating segment experienced lower average assets under management for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, whereas average assets under management for the nine months ended June 30, 2008 have increased, as compared to the nine months ended June 30, 2007. Overall, during the three and nine months ended June 30, 2008, we experienced market depreciation in our assets under management and lower net new flows, which reflect, among other factors, the overall negative performance of many equity markets globally.

For the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, we experienced lower net income and lower diluted earnings per share primarily due to a decrease in other income, net. For the nine months ended June 30, 2008, as compared to the nine months ended June 30, 2007, we experienced lower net income, which was primarily the result of a decrease in other income, net, and higher diluted earnings per share mainly resulting from the repurchase of shares of our common stock. Despite the market volatility in the global financial markets and lower net flows, our operating income increased for the three and nine months ended June 30, 2008, as compared to the same periods in the prior year. We attribute this to the diversification of our products and customer base and successful marketing campaigns.

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

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(dollar amounts in millions, except per share data)	2008	2007		2008	2007
Net Income	$403.3	$468.4	(14)%	$1,287.7	$1,336.0	(4)%
Earnings Per Common Share
Basic	$1.72	$1.89	(9)%	$5.42	$5.33	2%
Diluted	1.71	1.86	(8)%	5.38	5.26	2%
Operating Margin [1]	35%	32%		36%	33%

[1]	Defined as operating income divided by total operating revenues.

Net income decreased 14% for the three months ended June 30, 2008, as compared to the same period in the prior fiscal year, primarily due to an 81% decrease in other income, net. The decrease in other income, net reflects net losses relating to equity in affiliates earnings and net losses recognized by our consolidated sponsored investment products during the three months ended June 30, 2008, as compared to net gains in the three months ended June 30, 2007. Also contributing to the decrease in other income, net were lower realized gains on sale of investments and lower dividend and interest income during the three months ended June 30, 2008. These decreases were partially offset by a 40% decrease in other operating expenses.

Net income decreased 4% for the nine months ended June 30, 2008, as compared to the same period in the prior fiscal year. This decrease was primarily due to a 70% decrease in other income, net and a 6% increase in compensation and benefit expenses, partially offset by increased fees for providing investment management and fund administration services (“investment management fees”) reflecting a 10% increase in our simple monthly average assets under management. The decrease in other income, net primarily resulted from net losses recognized by our consolidated sponsored investment products during the nine months ended June 30, 2008, as compared to net gains for the nine months ended June 30, 2007, and lower net gains relating to equity in affiliates earnings during the nine months ended June 30, 2008. Also contributing to the decrease in other income, net were lower net realized gains on sale of investments and lower interest and dividend income during the nine months ended June 30, 2008.

Diluted earnings per share decreased 8% for the three months ended June 30, 2008, as compared to the same period in the prior fiscal year. This decrease was due to a 14% decrease in net income, partially offset by a 6% decrease in diluted average common shares outstanding primarily resulting from the repurchase of shares of our common stock. Diluted earnings per share increased 2% for the nine months ended June 30, 2008, as compared to the same period in the prior fiscal year. This increase was attributable to a 4% decrease in net income and a 6% decrease in diluted weighted-average common stock outstanding primarily resulting from the repurchase of shares of our common stock.

ASSETS UNDER MANAGEMENT

(in billions)	June 30, 2008	June 30, 2007	Percent Change
Equity
Global/international	$233.7	$274.4	(15)%
Domestic (U.S.)	82.5	101.6	(19)%

Total equity	316.2	376.0	(16)%

Hybrid	109.5	112.7	(3)%

Fixed-Income
Tax-free	61.6	58.2	6%
Taxable
Global/international	54.3	38.6	41%
Domestic (U. S.)	31.6	32.8	(4)%

Total fixed-income	147.5	129.6	14%

Money Market	7.0	5.7	23%

Total	$580.2	$624.0	(7)%

Simple Monthly Average for the Three-Month Period[2]	$602.9	$605.5	— %
Simple Monthly Average for the Nine-Month Period[2]	$622.3	$568.0	10%

[2]	Investment management fees from approximately 55% of our assets under management at June 30, 2008 were calculated using daily average assets under management.

Our assets under management at June 30, 2008 were $580.2 billion, 7% lower than they were at June 30, 2007. This decrease was primarily due to market depreciation of $47.1 billion, partially offset by net new flows of $9.5 billion during the twelve-month period ended June 30, 2008. Simple monthly average assets under management are generally more indicative of trends in revenue for providing investment management and fund administration services than the year over year change in ending assets under management. Simple monthly average assets under management remained relatively unchanged during the three months ended June 30, 2008 and increased 10% during the nine months ended June 30, 2008, as compared to the three and nine months ended June 30, 2007.

The simple monthly average mix of assets under management is shown below.

	Nine Months Ended June 30,
	2008	2007
Equity	58%	60%
Hybrid	18%	18%
Fixed-income	23%	21%
Money market	1%	1%

Total	100%	100%

For the nine months ended June 30, 2008 and June 30, 2007, our effective investment management fee rate (investment management fees divided by simple monthly average assets under management) was 0.613%. The effective investment management fee rate remained flat primarily due to one more day in the nine months ended June 30, 2008, partially offset by an unfavorable change in the mix of assets under management. This change mainly resulted from depreciation and net new outflows of equity products and new net inflows and appreciation of fixed-income products during the nine months ended June 30, 2008. Generally, investment management fees earned on equity products are higher than fees earned on fixed-income products.

Assets under management by sales region were as follows:

(dollar amounts in billions)	June 30, 2008	Percent of Total	June 30, 2007	Percent of Total
United States	$425.0	73%	$458.4	74%
Europe	64.5	11%	70.7	11%
Asia/Pacific	49.2	9%	49.0	8%
Canada	41.5	7%	45.9	7%

Total	$580.2	100%	$624.0	100%

As shown in the table, approximately 73% of our assets under management at June 30, 2008 originated from our U.S. sales region. In addition, approximately 60% and 61% of our operating revenues originated from our U.S. operations in the three and nine months ended June 30, 2008. Due to the global nature of our business operations, investment management and related services may be performed in locations unrelated to the sales region.

Components of the change in our assets under management were as follows:

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(dollar amounts in billions)	2008	2007		2008	2007
Beginning assets under management	$591.1	$576.0	3%	$645.9	$511.3	26%
Sales	45.6	51.9	(12)%	140.1	132.9	5%
Redemptions	(44.4)	(36.0)	23%	(140.4)	(96.2)	46%

Net new flows	1.2	15.9	(92)%	(0.3)	36.7	N/A
Reinvested distributions	4.0	3.9	3%	25.7	19.1	35%

Net flows	5.2	19.8	(74)%	25.4	55.8	(54)%
Distributions	(4.7)	(4.7)	— %	(31.2)	(23.7)	32%
(Depreciation) appreciation and other[3]	(11.4)	32.9	N/A	(59.9)	80.6	N/A

Ending Assets Under Management	$580.2	$624.0	(7)%	$580.2	$624.0	(7)%

[3]	The nine months ended June 30, 2007 balance includes the divesture of assets under management of a former subsidiary at October 1, 2006.

Net new flows were $1.2 billion and $(0.3) billion in the three and nine months ended June 30, 2008, as compared to net new flows of $15.9 billion and $36.7 billion for the same periods in the prior fiscal year. Our products experienced $11.4 billion and $59.9 billion in depreciation in the three and nine months ended June 30, 2008, related primarily to our equity products, as compared to $32.9 billion and $80.6 billion in appreciation for the same periods in the prior fiscal year, also related primarily to our equity products.

OPERATING REVENUES

The table below presents the percentage change in each revenue category.

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(dollar amounts in millions)	2008	2007		2008	2007
Investment management fees	$924.7	$927.8	— %	$2,861.0	$2,610.5	10%
Underwriting and distribution fees	504.3	619.3	(19)%	1,577.6	1,699.9	(7)%
Shareholder servicing fees	73.1	70.1	4%	219.7	206.0	7%
Consolidated sponsored investment products income, net	2.8	3.1	(10)%	9.4	5.3	77%
Other, net	16.7	19.5	(14)%	43.2	54.9	(21)%

Total Operating Revenues	$1,521.6	$1,639.8	(7)%	$4,710.9	$4,576.6	3%

Investment Management Fees

Investment management fees accounted for 61% of our operating revenues for the three and nine months ended June 30, 2008, as compared to 57% for the same periods in the prior fiscal year. Investment management fees are generally calculated under contractual arrangements with our sponsored investment products as a percentage of the market value of assets under management. Annual rates vary by investment objective and type of services provided.

Investment management fees for the three months ended June 30, 2008 remained relatively unchanged, as compared to the same period in the prior fiscal year, consistent with the steady simple monthly average assets under management. Investment management fees increased 10% for the nine months ended June 30, 2008, as compared to the same period in the prior fiscal year, consistent with a 10% increase in simple monthly average assets under management.

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

Overall, underwriting and distribution fees decreased 19% and 7% for the three and nine months ended June 30, 2008, as compared to the same periods in the prior fiscal year. Underwriting fees decreased 39% and 28% for the three and nine months ended June 30, 2008, as compared to the same periods in the prior fiscal year, primarily due to a 29% and 15% decrease in commissionable sales products and an increase in product sales that generate lower underwriting fees.

Distribution fees decreased 4% for the three months ended June 30, 2008, as compared to the same period in the prior fiscal year primarily due to a 4% shift in simple average mix of assets under management from equity products to fixed-income products. Distribution fees are generally higher for equity products, as compared to fixed-income products. Distribution fees increased 7% for the nine months ended June 30, 2008, as compared to the same period in the prior fiscal year, primarily due to a 10% increase in simple monthly average assets under management, partially offset by a 2% shift in simple average mix of assets under management from equity products to fixed-income products.

Shareholder Servicing Fees

Shareholder servicing fees are generally fixed charges per shareholder account that vary with the particular type of fund and the service being rendered. In some instances, sponsored investment products are charged these fees based on the level of assets under management. We receive fees as compensation for providing transfer agency services, which include providing customer statements, transaction processing, customer service and tax reporting. In the United States, transfer agency service agreements provide that accounts closed in a calendar year generally remain billable at a reduced rate through the second quarter of the following calendar year. In Canada, such agreements provide that accounts closed in the calendar year remain billable for four months after the end of the calendar year. Accordingly, the level of fees will vary with the growth in new accounts and the level of closed accounts that remain billable. Approximately 237.0 thousand accounts closed in Canada during calendar year 2007 were no longer billable effective May 1, 2008, as compared to approximately 300.0 thousand accounts closed during calendar year 2006 that were no longer billable effective May 1, 2007. Approximately 1.7 million accounts closed in the U.S. during calendar year 2007 were no longer billable effective July 1, 2008, as compared to approximately 1.5 million accounts closed during calendar year 2006 that were no longer billable effective July 1, 2007.

Shareholder servicing fees increased 4% and 7% for the three and nine months ended June 30, 2008, as compared to the same periods in the prior fiscal year, consistent with a 7% and 8% increase in simple monthly average billable shareholder accounts, partially offset by a shift to shareholder accounts that are billable at a lower rate, including shareholder accounts originated in Asia.

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

Consolidated sponsored investment products income, net decreased 10% and increased 77% for the three and nine months ended June 30, 2008, as compared to the same periods in the prior fiscal year, reflecting investment performance and net assets balances of the specific sponsored investment products that we consolidate.

Other, Net

Other, net primarily consists of revenues from the banking/finance operating segment as well as income from custody services. Revenues from the banking/finance operating segment include interest income on loans, servicing income, and investment income on banking/finance investment securities, and are reduced by interest expense and the provision for loan losses.

Other, net decreased 14% for the three months ended June 30, 2008, as compared to the same period in the prior fiscal year, primarily due to an increase in net realized and unrealized losses on investments, provision for loan losses, and interest expense on swap contracts, partially offset by an increase in unrealized gains on swap contracts and interest income from automobile loans receivable.

Other, net decreased 21% for the nine months ended June 30, 2008, as compared to the same period in the prior fiscal year, primarily due to an increase in net realized and unrealized losses on investments, provision for loan losses, and interest expense on swap contracts, partially offset by an increase in interest income from automobile loans receivable.

OPERATING EXPENSES

The table below presents the percentage change in each expense category.

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(dollar amounts in millions)	2008	2007		2008	2007
Underwriting and distribution	$492.4	$595.9	(17)%	$1,530.6	$1,607.9	(5)%
Compensation and benefits	285.7	275.5	4%	846.6	795.0	6%
Information systems, technology and occupancy	78.5	79.7	(2)%	237.9	228.8	4%
Advertising and promotion	44.8	52.4	(15)%	138.8	133.3	4%
Amortization of deferred sales commissions	41.9	40.8	3%	129.8	112.2	16%
Other	46.1	76.5	(40)%	140.2	173.3	(19)%

Total Operating Expenses	$989.4	$1,120.8	(12)%	$3,023.9	$3,050.5	(1)%

Underwriting and Distribution

Underwriting and distribution expenses include expenses payable to financial advisers and other third parties for providing sales, marketing and distribution services to investors in our sponsored investment products. Underwriting and distribution expenses decreased 17% and 5% for the three and nine months ended June 30, 2008 over the same periods in the prior fiscal year. Underwriting expenses decreased 40% and 28% for the three and nine months ended June 30, 2008, as compared to the same periods in the prior fiscal year, consistent with a 39% and 28% decrease in underwriting revenues. Distribution expenses decreased 4% and increased 9% for the three and nine months ended June 30, 2008, as compared to the same periods in the prior fiscal year, consistent with a 4% decrease and 7% increase in distribution revenues.

Compensation and Benefits

Compensation and benefit expenses increased 4% for the three months ended June 30, 2008, as compared to the same period in the prior fiscal year, primarily due to our annual merit salary adjustments that were effective December 1, 2007 and higher staffing levels. This increase was partially offset by a decrease in the costs related to the ESIP matching contribution.

Compensation and benefit expenses increased 6% for the nine months ended June 30, 2008, as compared to the same period in the prior fiscal year, primarily due to our annual merit salary adjustments and higher staffing levels. Another contributing factor to the increase in compensation and benefit expenses was an increase in bonus expense, primarily resulting from the adoption of FASB Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” in October 2006. These increases were partially offset by a decrease in the costs related to the ESIP matching contributions.

We continue to place a high emphasis on our pay for performance philosophy. As such, any changes in the underlying performance of our sponsored investment products or changes in the composition of our incentive compensation offerings could have an impact on compensation and benefit expenses going forward. However, in order to attract and retain talented individuals, our level of compensation and benefit expenses may increase more quickly or decrease more slowly than our revenue. We employed approximately 9,000 people at June 30, 2008, as compared to approximately 8,700 at June 30, 2007.

Information Systems, Technology and Occupancy

Information systems, technology and occupancy costs decreased 2% for the three months ended June 30, 2008, as compared to the same period in the prior fiscal year, primarily due to decreases in technical consulting, external data services, and technology supply costs, partially offset by an increase in higher occupancy costs related to our existing offices worldwide as well as global expansion.

Information systems, technology and occupancy costs increased 4% for the nine months ended June 30, 2008, as compared to the same period in the prior fiscal year, primarily due to higher occupancy costs related to our existing offices worldwide as well as global expansion and telephone and data line costs. These increases were partially offset by a decrease in external data services costs.

Details of capitalized information systems and technology costs, which exclude occupancy costs, are shown below.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2008	2007	2008	2007
Net carrying amount at beginning of period	$63.6	$46.1	$61.6	$44.9
Additions during period, net of disposals and other adjustments	9.2	11.4	24.7	24.3
Amortization during period	(6.6)	(6.3)	(20.1)	(18.0)

Net Carrying Amount at End of Period	$66.2	$51.2	$66.2	$51.2

Advertising and Promotion

Advertising and promotion expenses decreased 15% for the three months ended June 30, 2008, as compared to the same period in the prior fiscal year, primarily due to a decrease in marketing support payments made to intermediaries who sell our sponsored investment products to the public on our behalf in the United States, a reduction in media advertising and promotion efforts globally, and a decrease in printing costs. Advertising and promotion expenses increased 4% for the nine months ended June 30, 2008, as compared to the same period in the prior fiscal year, due to an increase in marketing support payments and advertising and promotion efforts globally.

We are committed to investing in advertising and promotion in response to changing business conditions, and in order to advance our products where we see continued or potential new growth opportunities, which means that the level of advertising and promotion expenditures may increase more rapidly or decrease more slowly than our revenue. In addition to potential changes in our strategic marketing campaigns, advertising and promotion may also be impacted by changes in the levels of our sales and assets under management that affect marketing support payments made to the distributors of our sponsored investment products.

Amortization of Deferred Sales Commissions

Certain fund share classes sold globally, including Class C and Class R shares marketed in the United States, are sold without a front-end sales charge to shareholders, although our distribution subsidiaries pay a commission on the sale. In addition, certain share classes, such as Class A shares sold in the United States, are sold without a front-end sales charge to shareholders when minimum investment criteria are met, although our distribution subsidiaries pay a commission on these sales. We defer all up-front commissions paid by our distribution subsidiaries and amortize them over 12 months to eight years depending on share class or financing arrangements.

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

Amortization of deferred sales commissions increased 3% and 16% for the three and nine months ended June 30, 2008, as compared to the same periods in the prior fiscal year, reflecting an increase in the related DCA. The increase was consistent with increases in product sales that carry deferred commission charges primarily related to the U.S. and Canadian funds.

Other Operating Expenses

Other operating expenses primarily consist of professional fees, fund administration services and shareholder servicing fees payable to external parties, corporate travel and entertainment, and other miscellaneous expenses.

Other operating expenses decreased 40% for the three months ended June 30, 2008, as compared to the same period in the prior fiscal year, primarily due to a decrease in settlement expenses, professional fees, and corporate travel and entertainment expenses.

Other operating expenses decreased 19% for the nine months ended June 30, 2008, as compared to the same period in the prior fiscal year, primarily due to a decrease in settlement expenses, professional fees, and a reduction of withholding tax settlement costs.

Other Income (Expenses)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2008	2007	2008	2007
Consolidated sponsored investment products (losses) gains, net	$(9.0)	$16.3	$(36.0)	$60.4
Investment and other income, net
Dividend income	7.7	18.7	35.8	55.0
Interest income	22.9	33.1	80.1	100.0
Net realized gains on sale of investment securities, available-for-sale and investments, other	8.4	21.0	27.6	69.4
Equity in net (losses) income of affiliates	(11.3)	26.0	13.1	56.1
Other, net	6.3	6.5	(9.5)	(3.2)

Total	34.0	105.3	147.1	277.3
Interest expense	(3.3)	(6.1)	(15.3)	(18.3)

Other Income, Net	$21.7	$115.5	$95.8	$319.4

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

Other income (expenses) decreased 81% for the three months ended June 30, 2008, as compared to the same period in the prior fiscal year. This decrease was primarily due to net losses from investments accounted for using the equity method of accounting and net losses recognized by our consolidated sponsored investment products during the current reporting period driven mainly by market volatility, as compared to net income from our equity-method investments and net gains recognized by our consolidated sponsored investment products in the same period in the prior fiscal year. Net realized gains on sale of available-for- sale securities and dividend and interest income also declined during the current reporting period primarily due to overall market conditions.

Other income (expenses) decreased 70% for the nine months ended June 30, 2008, as compared to the same period in the prior fiscal year, primarily due to net losses recognized by our consolidated sponsored investment products during the current reporting period driven mainly by market volatility, as compared to net gains in the same period in the prior fiscal year. Net realized gains on sale of available-for-sale investments and income from our equity-method investments also declined during the nine months ended June 30, 2008 primarily due to overall market conditions.

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

Our effective income tax rate was 27.19% and 27.77% for the three and nine months ended June 30, 2008, as compared to 26.19% and 27.61% for the comparative periods in the prior fiscal year. The increase was primarily due to the mix of pre-tax income, additional tax expense necessary to reconcile the provision to the U.S. tax returns as filed, partially offset by the expiration of a tax holiday in a foreign jurisdiction. The tax rate for the three and nine months ended June 30, 2007 included a tax benefit to reconcile the provision to the U.S. tax returns as filed and release of valuation allowances from several foreign and state jurisdictions. Our effective income tax rate for future reporting periods will continue to reflect the relative contributions of foreign earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key financial data relating to our liquidity, capital resources and uses of capital.

(in millions)	June 30, 2008	September 30, 2007
Balance Sheet Data
Assets
Liquid assets	$5,515.9	$5,814.6
Cash and cash equivalents	3,044.1	3,584.2

Liabilities
Debt
Commercial paper	$158.4	$—
Medium-term notes	—	420.0
Variable funding notes	—	240.8
Federal Home Loan Bank advances	96.0	—
Other long-term debt	130.4	162.1

Total Debt	$384.8	$822.9

	Nine Months Ended June 30,
(in millions)	2008	2007
Cash Flow Data
Operating cash flows	$1,411.5	$1,533.9
Investing cash flows	(504.6)	(106.2)
Financing cash flows	(1,441.0)	(1,464.7)

Liquidity

Liquid assets consist of cash and cash equivalents, current receivables, and current investments (trading, available-for-sale and other). Cash and cash equivalents include cash on hand, debt instruments with maturities of three months or less at the purchase date and other highly liquid investments that are readily convertible into cash, including money market funds and time deposits. Cash and cash equivalents at June 30, 2008 decreased $540.1 million from September 30, 2007 primarily resulting from a $398.4 million increase in net cash used in investing activities and a $122.4 million decrease in net cash provided by operating activities. The percentage of cash and cash equivalents held by our U.S. and non-U.S. operations was approximately 38% and 62% at June 30, 2008 and 57% and 43% at September 30, 2007. Cash and cash equivalents held by our U.S. operations decreased primarily due to the repayment of our five-year senior notes (the “medium-term notes”), an increase in the repurchase of shares of our common stock, and an increase in purchases of investments.

The decrease in total debt outstanding from September 30, 2007 primarily relates to the repayment of medium-term notes, repayment of variable funding notes under the one-year revolving variable funding note warehouse credit facilities (the “variable funding notes”) using the proceeds from the securitization transaction, partially offset by the increase in the outstanding balances of commercial paper and Federal Home Loan Bank advances.

We experienced a decrease in net cash provided by operating activities for the nine months ended June 30, 2008, as compared to the same period in the prior fiscal year, primarily due to an increase in trading securities, net mainly resulting from activities of our consolidated sponsored investment products. Net cash used in investing activities has increased for the nine months ended June 30, 2008, as compared to the same period in the prior fiscal year, mainly due to an increase in net purchases of investments. Net cash used in financing activities remained consistent for the nine months ended June 30, 2008, as compared to the same period in the prior fiscal year, primarily due to an increase in net payments on debt and an increase in repurchases of shares of our common stock, partially offset by an increase in deposits.

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

At June 30, 2008, our current debt included commercial paper with a total face value of $158.7 million that has a weighted-average annualized interest rate of 2.35%, with maturity dates in July and August 2008.

The banking/finance operating segment finances its automobile lending business primarily through securitizations and the issuance of variable funding notes (the “variable funding notes”) under one-year revolving variable funding note warehouse credit facilities. A $250.0 million facility, originally entered into in March 2005 and subsequently extended for additional one-year terms, expires in March 2009. In November 2007, we entered into an additional $100.0 million facility, which was subsequently increased to $200.0 million in February 2008. This facility expires in November 2008. The variable funding notes issued under these facilities are payable to certain administered conduits and are secured by cash and a pool of automobile loans that meet or are expected to meet certain eligibility requirements. Credit enhancements for the variable funding notes require us to provide, as collateral, loans held for sale with a fair value in excess of the principal amount of the variable funding notes, as well as provide payment provider commitments in an amount not to exceed 4.66% of the pool balances. At June 30, 2008 and September 30, 2007, we held $1.1 million and $1.5 million of cash balances in trust to fulfill our payment provider obligations and recorded these balances as other banking/finance assets in our Condensed Consolidated Balance Sheet. We also enter into interest-rate swap agreements, accounted for as freestanding derivatives, intended to mitigate the interest-rate risk between the fixed interest rate on the pool of automobile loans and the floating interest rate being paid on the variable funding notes. We expect to renew or replace all or a portion of the variable funding warehouse credit facilities when they expire.

On June 13, 2008, we completed a securitization transaction of automobile loans with a carrying amount of loans sold of approximately $381.4 million for net sale proceeds of approximately $381.9 million and a pre-tax gain of approximately $0.5 million. A portion of the proceeds was used to repay the variable funding notes.

At June 30, 2008, our banking/finance operating segment had $96.0 million of total outstanding advances from the Federal Home Loan Bank. Approximately $65.0 million of these advances mature in March and April 2009, while the remaining $31.0 million mature during the fiscal years 2010 to 2018. The Federal Home Loan Bank advances had a weighted-average annualized interest rate of 2.79% at June 30, 2008 and are subject to collateralization requirements.

At June 30, 2008, we had $420.0 million in revolving credit available under a five-year credit agreement with certain banks and financial institutions expiring on June 10, 2010, $341.3 million of commercial paper remaining available for issuance under an uncommitted $500.0 million private placement program, and $14.7 million available in uncommitted short-term bank lines of credit. In addition, at June 30, 2008, our banking/finance segment had $325.0 million available in uncommitted short-term bank lines of credit under the Federal Reserve Funds system, $182.0 million available in secured Federal Reserve Bank short-term discount window and $17.5 million available in secured Federal Home Loan Bank short-term borrowing capacity.

In March 2008, we filed an automatic shelf registration statement with the SEC as a “well-known seasoned issuer”. Using the shelf registration statement, we may sell, at any time and from time to time, in one or more offerings, our shares of common stock, shares of preferred stock, debt securities, convertible securities, warrants or units.

Our ability to access the capital markets in a timely manner depends on a number of factors, including our credit rating, the condition of the global economy, investors’ willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. In unfavorable circumstances, we might not be able to access this liquidity readily.

Uses of Capital

We expect that the main uses of cash will be to expand our core business, make strategic acquisitions, acquire shares of our common stock, fund property and equipment purchases, pay operating expenses of the business, enhance technology infrastructure and business processes, pay stockholder dividends and repay and service debt.

On April 15, 2008, we repaid our five-year senior notes due April 15, 2008 totaling $420.0 million in full at maturity using proceeds from the issuance of commercial paper and available cash on hand. These medium-term notes carried an interest rate of 3.7% and were not redeemable prior to maturity by either the note holders or us. Interest payments were due semi-annually.

We continue to look for opportunities to control our costs and expand our global presence. In this regard, in fiscal year 2005 we entered into a commitment to acquire land and build a campus in Hyderabad, India, to establish support services for several of our global functions. Our estimated total cost to complete the campus at June 30, 2008 was $75.0 million, of which approximately $62.8 million had been incurred as of this date. We inaugurated the opening of the campus in January 2007 and expect to complete the construction of an additional building early in fiscal year 2009.

On June 17, 2008, our Board of Directors declared a regular quarterly cash dividend of $0.20 per share payable on July 11, 2008 to stockholders of record on June 30, 2008.

We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is effected through regular open-market purchases and private transactions in accordance with applicable laws and regulations. During the three and nine months ended June 30, 2008, we repurchased 1.8 million and 11.9 million shares of our common stock at a cost of $175.8 million and $1,317.2 million using available cash on hand. The common stock repurchases made as of June 30, 2008 reduced our capital in excess of par value to nil and the excess amount was recognized as a reduction to retained earnings. In January 2008, our Board of Directors authorized the Company to purchase, from time to time, up to an aggregate of 10.0 million shares of its common stock in addition to any remaining shares then available pursuant to the prior existing authorization of our Board of Directors. At June 30, 2008, approximately 7.4 million shares of our common stock remained available for repurchase under our stock repurchase program. Our stock repurchase program is not subject to an expiration date.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Our contractual obligations are summarized in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. As of June 30, 2008, there had been no material changes outside the ordinary course in our contractual obligations from September 30, 2007.

In relation to the automobile loan securitization transactions that we have entered into with a number of qualified special purpose entities, we are obligated to cover shortfalls in amounts due to note holders up to certain levels as specified in the related agreements. As of June 30, 2008, the maximum potential amount of future payments related to these obligations was $43.2 million and the fair value of obligations arising from automobile securitization transactions reflected in our Condensed Consolidated Balance Sheet at June 30, 2008 was not significant.

At June 30, 2008, the banking/finance operating segment had commitments to extend credit in an aggregate principal amount of $227.1 million, primarily under its credit card lines.

OFF-BALANCE SHEET ARRANGEMENTS

As discussed above, we hold a 49% ownership interest in LFL and LAFL and we account for the ownership interest in these companies using the equity method of accounting. As of June 30, 2008, LFL had approximately $13.8 million in total assets and our exposure to loss related to LFL was limited to the carrying value of our investment totaling approximately $1.2 million. As of June 30, 2008, LAFL had approximately $236.1 million in total assets and our maximum exposure to loss related to LAFL totaled approximately $116.7 million. We recognized pre-tax losses of approximately $2.0 million and $5.6 million for our share of LFL’s and LAFL’s net losses for the three and nine months ended June 30, 2008. Due to our significant interest in LAFL, we continue to carry on our balance sheet the DCA generated in the United States until these assets are amortized or sold by LAFL. Neither we nor our distribution subsidiaries retain any direct ownership interest in the DCA, and therefore, the DCA are not available to satisfy claims of our creditors or those of our distribution subsidiaries.

As discussed above, our banking/finance operating segment periodically enters into automobile loan securitization transactions with qualified special purpose entities, which then issue asset-backed securities to private investors. Our main objective in entering into these securitization transactions is to obtain financing for automobile loan activities. Securitized loans held by the securitization trusts totaled $964.9 million at June 30, 2008 and $749.8 million at September 30, 2007.

The Company, in its role as agent or trustee, facilitates the settlement of investor share purchase, redemption, and other transactions with affiliated mutual funds. The Company is appointed by the affiliated mutual funds as agent or trustee to manage, on behalf of the affiliated mutual funds, bank deposit accounts that contain only (i) cash remitted by investors to the affiliated mutual funds for the direct purchase of fund shares, or (ii) cash remitted by the affiliated mutual funds for direct delivery to the investors for either the proceeds of funds shares liquidated at the investors’ direction, or dividends and capital gains earned on funds shares. As of June 30, 2008 and September 30, 2007, we held cash of approximately $150.7 million and $170.2 million off-balance sheet in agency or trust for investors and the affiliated mutual funds.

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

As a multinational corporation, we operate in various locations outside the United States and generate earnings from our non-U.S. subsidiaries. At June 30, 2008, and based on tax laws then in effect, it is our intention to continue to indefinitely reinvest the undistributed earnings of non-U.S. subsidiaries, except for previously taxed foreign subsidiary Subpart F income and the earnings of material consolidated non-U.S. subsidiaries taxed at higher local jurisdiction rates than the U.S. income tax rate. As a result, we have not made a provision for U.S. taxes and have not recorded a deferred tax liability on $3.4 billion of cumulative undistributed earnings recorded by non-U.S. subsidiaries at June 30, 2008. Changes to our policy of reinvesting non-U.S. earnings may have a significant effect on our financial condition and results of operations.

Valuation of Investments

We record substantially all investments in our financial statements at fair value or amounts that approximate fair value. Where available, we use prices from independent sources such as listed market prices or broker or dealer price quotations. For investments in illiquid and privately held securities that do not have readily determinable fair values, we estimate the value of the securities based upon available information. However, even where the value of a security is derived from an independent market price or broker or dealer quote, some assumptions may be required to determine the fair value. For example, we generally assume that the size of positions in securities that we hold would not be large enough to affect the quoted price of the securities when sold, and that any such sale would happen in an orderly manner. As a result, the actual value realized on sale could differ from the current fair value.

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

Loss Contingencies

We are involved in various lawsuits and claims encountered in the normal course of business. When such a matter arises and periodically thereafter, we consult with our legal counsel and evaluate the merits of the claims based on the facts available at that time. In management’s opinion, an adequate accrual has been made as of June 30, 2008 to provide for probable losses that may arise from these matters for which we could reasonably estimate an amount. See also Note 13 – Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q.

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

We evaluate whether related entities are VIEs and determine if we qualify as the primary beneficiary of these VIEs. These evaluations are highly complex and involve judgment and the use of estimates and assumptions. To determine our interest in the expected losses or residual returns of VIEs, we utilize expected cash flow scenarios that include discount rate and volatility assumptions that are based on available historical information and management’s estimates. Based on our evaluation, we believe we were not required to consolidate in our financial statements entities in which we did not hold a majority equity ownership interest as of and for the nine months ended June 30, 2008. While we believe that our evaluation and approach are appropriate, future changes in estimates and assumptions may affect whether certain related entities require consolidation in our financial statements under FIN 46R.

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

We are subject to federal securities laws, state laws regarding securities fraud, other federal and state laws and rules and regulations of certain regulatory and self-regulatory organizations, including those rules and regulations promulgated by, among others, the SEC, the Financial Industry Regulatory Authority (“FINRA”) and the New York Stock Exchange (the “NYSE”). To the extent operations or trading in our securities take place outside the United States, we are subject to regulation by non-U.S. regulations and regulators, such as the U.K. Financial Services Authority, and U.S. regulations and regulators such as the Department of Justice and the SEC with respect to the Foreign Corrupt Practices Act of 1977. Certain of our subsidiaries are registered with the SEC under the Investment Advisers Act of 1940, as amended, and many of our funds are registered with the SEC under the Investment Company Act of 1940, as amended, both of which impose numerous obligations, as well as detailed operational requirements, on our subsidiaries, which are investment advisers to registered investment companies. Our subsidiaries, both in the United States and abroad, must comply with a myriad of complex and changing U.S. and/or non-U.S. rules and regulations, some of which may conflict, including complex U.S. and non-U.S. tax regimes. Additionally, as we expand our operations, sometimes rapidly, into non-U.S. jurisdictions, the rules and regulations of these non-U.S. jurisdictions become applicable, sometimes with short compliance deadlines, and add further regulatory complexity to our ongoing compliance operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of business, our financial position is subject to market risk, including, but not limited to, potential loss due to changes in the value of financial instruments including those resulting from adverse changes in interest rates, foreign currency exchange and equity prices. Financial instruments include, but are not limited to, trade accounts receivable, investment securities, deposits and other debt obligations. Management is responsible for managing market risk. Our Enterprise Risk Management Committee is responsible for providing a framework to assist management to identify, assess, and manage market and other risks.

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

At June 30, 2008, we have considered the potential impact of a 2% movement in market interest rates in relation to the banking/finance segment interest earning assets, net of interest-bearing liabilities, total debt outstanding and our portfolio of debt securities, for each of these categories and in the aggregate. Based on our analysis, we do not expect that this change would have a material impact on our operating revenues or results of operations, for each of these categories or in the aggregate.

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

The following is a summary of the effect of a 10% increase or decrease in the market values of our financial instruments subject to market valuation risks at June 30, 2008.

(in thousands)	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Current
Investment securities, trading	$290,177	$319,195	$261,159
Investment securities, available-for-sale	430,343	473,377	387,309

Total Current	$720,520	$792,572	$648,468
Banking/Finance
Investment securities, trading	$126,115	$138,727	$113,504
Investment securities, available-for-sale	339,971	373,968	305,974

Total Banking/Finance	$466,086	$512,695	$419,478
Non-Current
Investments, other	$515,989	$567,588	$464,390

Item 4. Controls and Procedures.

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2008. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of June 30, 2008 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As previously reported, the Company and certain of its subsidiaries (and in some instances, certain of the Funds, current and former officers, employees, and Company and/or Fund directors) have been named in multiple lawsuits alleging violations of federal securities and state laws concerning alleged arrangements to permit market timing and/or late trading activity, or breach of duty with respect to the valuation of the portfolio securities of certain Templeton Funds managed by certain of the Company’s subsidiaries, allegedly resulting in market timing activity. The lawsuits are styled as class actions, or derivative actions on behalf of either the named Funds or the Company, and seek, among other relief, monetary damages, restitution, removal of Fund trustees, directors, advisers, administrators, and distributors, rescission of management contracts and distribution plans under Rule 12b-1 promulgated under the Investment Company Act of 1940 (“Rule 12b-1”), and/or attorneys’ fees and costs.

In 2003 and 2004, more than 400 similar lawsuits against at least 19 different mutual fund companies were filed in federal district courts throughout the country. Because these cases involve common questions of fact, the cases were transferred to a multidistrict litigation in the United States District Court for the District of Maryland for coordinated or consolidated pretrial proceedings (the “MDL”).

Plaintiffs in the MDL filed consolidated amended complaints on September 29, 2004. On February 25, 2005, defendants, including the Company, certain of its subsidiaries and the named Funds and individual defendants, filed motions to dismiss those amended complaints (collectively the “Company’s motions”). On June 26, 2008, the court issued its order granting in part and denying in part the Company’s motion to dismiss the consolidated amended class action complaint. In its order, the court dismissed certain claims, while allowing others to remain, and dismissed all class action claims against the named Funds. Pursuant to stipulation, the court also dismissed all claims against certain individual defendants, including the independent directors to the named Funds, and a former Company executive. The Company’s motion to dismiss the consolidated fund derivative action remains under submission with the court.

As also previously reported, the Company and certain of its subsidiaries were named in a lawsuit, titled Ulferts v. Franklin Resources, Inc., et al., Case No. 06-7847 SI, and filed on December 22, 2006, in the United States District Court for the Northern District of California, that alleged violations of federal securities laws relating to disclosure of marketing support payments and payment of allegedly excessive commissions. The lawsuit was styled as a class action and sought, among other relief, compensatory damages and attorneys’ fees and costs. On March 16, 2007, the United States District Court for the Northern District of California entered a stipulated order transferring the lawsuit to the United States District Court for the District of New Jersey (Ulferts v. Franklin Resources, Inc., et al., Case No. 2:07-cv-01309 WJM-MF). Defendants filed a motion to dismiss the lawsuit on September 25, 2007. On April 24, 2008, the court granted defendants’ motion and dismissed the lawsuit with prejudice. On May 8, 2008, plaintiff in that lawsuit filed a motion for leave, on reconsideration or otherwise, to file an amended complaint. On June 30, 2008, the court denied that motion and affirmed its April 24, 2008 order dismissing the lawsuit with prejudice.

Please see the description of our other legal proceedings set forth in the “Legal Proceedings” section in Note 13 – Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to the shares of the Company’s common stock we repurchased during the three months ended June 30, 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2008 through April 30, 2008	191,022	$96.28	191,022	9,014,716
May 1, 2008 through May 31, 2008	584,212	$98.77	584,212	8,430,504
June 1, 2008 through June 30, 2008	1,000,000	$99.74	1,000,000	7,430,504

Total	1,775,234		1,775,234

Under our stock repurchase program, we can repurchase shares of the Company’s common stock from time to time in the open market and in private transactions in accordance with applicable laws and regulations, including without limitation applicable federal securities laws. From time to time we have announced the existence of and updates to the Company’s continuing policy of repurchasing shares of our common stock, including announcements made in July 2006, June 2007 and January 2008. In January 2008, our Board of Directors authorized the repurchase of up to an aggregate of 10.0 million additional shares of our common stock under our stock repurchase program. At June 30, 2008, approximately 7.4 million shares of our common stock remained available for repurchase under our stock repurchase program. Our stock repurchase program is not subject to an expiration date.

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

Exhibit 3(ii)	Registrant’s Amended and Restated By-laws as adopted March 4, 2008, incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on March 4, 2008.

Exhibit 10.1	Registrant’s 1998 Employee Stock Investment Plan (as amended and restated June 17, 2008) (filed herewith).

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.
(Registrant)

Date: August 5, 2008	By:	/s/ KENNETH A. LEWIS
Kenneth A. Lewis
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
Exhibit 3(i)(a)	Registrant’s Certificate of Incorporation, as filed November 28, 1969, incorporated by reference to Exhibit (3)(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (File No. 001-09318) (the “1994 Annual Report”).

Exhibit 3(i)(b)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed March 1, 1985, incorporated by reference to Exhibit (3)(ii) to the 1994 Annual Report.

Exhibit 3(i)(c)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed April 1, 1987, incorporated by reference to Exhibit (3)(iii) to the 1994 Annual Report.

Exhibit 3(i)(d)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed February 2, 1994, incorporated by reference to Exhibit (3)(iv) to the 1994 Annual Report.

Exhibit 3(i)(e)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed on February 4, 2005, incorporated by reference to Exhibit (3)(i)(e) to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318).

Exhibit 3(ii)	Registrant’s Amended and Restated By-laws as adopted March 4, 2008, incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on March 4, 2008.

Exhibit 10.1	Registrant’s 1998 Employee Stock Investment Plan (as amended and restated June 17, 2008) (filed herewith).

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).