Form 10-K
period 2008-09-30
FRANKLIN RESOURCES INC
filed 2008-11-25
CIK 38777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

or

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

                    ☒  YES    ☐  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

                    ☐  YES    ☒  NO

The aggregate market value of the voting common equity (“common stock”) held by non-affiliates of the registrant, as of March 31, 2008 (the last business day of registrant’s second quarter of fiscal year 2008), was approximately $13.3 billion based upon the last sale price reported for such date on the New York Stock Exchange. For purposes of this calculation, shares of common stock held or controlled by executive officers and directors of the registrant and by persons who hold more than 5% of the outstanding shares of common stock have been treated as shares held by affiliates. However, such treatment should not be construed as an admission that any such person is an “affiliate” of the registrant. The registrant has no non-voting common equity.

Number of shares of the registrant’s common stock outstanding at October 31, 2008: 232,705,057.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the registrant’s definitive proxy statement for its annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after September 30, 2008, are incorporated by reference into Part III of this report.

PART I

Forward-looking Statements. In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve a number of known and unknown risks, uncertainties and other important factors, including the risks and other factors discussed in Item 1A (“Risk Factors”), that could cause the actual results and outcomes to differ materially from any future results or outcomes expressed or implied by such forward-looking statements. When used in this report, words or phrases generally written in the future tense and/or preceded by words such as “will”, “may”, “could”, “expect”, “believe”, “anticipate”, “intend”, or other similar words are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Moreover, statements in Risk Factors, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and elsewhere in this report that speculate about future events are “forward-looking statements”. While forward-looking statements are our best prediction at the time that they are made, you should not rely on them. If a circumstance occurs after the date of this Annual Report on Form 10-K that causes any of our forward-looking statements to be inaccurate, we do not have an obligation, and we undertake no obligation, to announce publicly the change to our expectations, or to make any revision to our forward-looking statements, unless required by law.

Item 1.	Business.

GENERAL

Franklin Resources, Inc. (“Franklin Resources, Inc.” or the “Company”) is a holding company for various subsidiaries that, together with the Company, are referred to as Franklin Templeton Investments®, a global investment management organization offering investment choices under the Franklin®, Templeton®, Mutual Series®, Bissett®, Fiduciary™ and Darby® brand names. The Company is regulated as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and has elected to be a financial holding company under the Gramm-Leach-Bliley Act (the “GLB Act”). The common stock of the Company is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “BEN”, and is included in the Standard & Poor’s 500 Index. The “Franklin Templeton Investments” brand name refers to Franklin Resources, Inc. and its subsidiaries (collectively “Franklin Templeton Investments”). In this report, words such as “we”, “us”, “our” and similar terms refer to Franklin Resources, Inc. and its subsidiaries collectively. When used in this report, unless the context otherwise makes clear, our “funds” means all of the Franklin, Templeton, Mutual Series and Bissett mutual funds.

In our primary investment management business and operating segment, we provide, through our wholly-owned direct and indirect subsidiaries, investment management and other related services to open-end and closed-end investment companies and funds (including our own families of retail mutual funds), unregistered funds, and other private, institutional, high net-worth and separately-managed accounts (collectively, our “sponsored investment products”) in the United States (“U.S.”) and internationally. As of September 30, 2008, we had $507.3 billion in assets under our management with approximately 20.4 million billable shareholder accounts worldwide. Our investment management and related services include fund administration, shareholder services, transfer agency, underwriting, distribution, custodial, trustee and other fiduciary services (collectively “investment management and related services”). Our sponsored investment products include a broad range of equity, hybrid, fixed-income and money market mutual funds, as well as other investment products that are sold to the public under our brand names.

The investment funds we manage have various investment objectives designed to meet the needs and goals of different investors. Most of the investment funds we manage are open-end funds that continuously offer their shares to investors. We also offer closed-end funds that issue a set number of shares to investors in a public offering and the shares are then traded on a public stock exchange. The funds themselves have no paid employees. To support their operations, the funds contract with separate entities to provide investment management, administrative, custody, transfer agency, operational and other services required by the fund. An investment advisory entity would manage a fund’s portfolio of securities in accordance with the fund’s stated objectives. Investors may purchase shares of a closed-end fund on the stock exchange where the fund is traded, while investors may purchase shares of an open-end fund through a broker/dealer or other intermediary which may provide investment advice to the investor. An open-end fund will typically pay fees to distributors that market and distribute the fund’s shares to broker/dealers who sell the shares directly to investors. Broker/dealers and other intermediaries may earn commissions and receive compensation with respect to the shares sold to investors.

In our secondary business and operating segment, banking/finance, we provide clients with select retail banking, private banking and consumer lending services through our bank subsidiaries.

During the fiscal year ended September 30, 2008 (“fiscal year 2008”), we operated in a period of sustained volatility in global financial markets. As fiscal year 2009 began, global markets continued to experience unprecedented volatility, and a challenging business climate is forecast for the foreseeable future. We expect to continue to focus on the investment performance of our sponsored investment products and to seek to provide high quality customer service to our clients. The success of these and other strategies may be affected by the factors discussed below in Item 1A Risk Factors of this Annual Report, and other factors as discussed herein.

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

In October 1992, we acquired substantially all of the assets and liabilities of the investment management and related services business of Templeton, Galbraith & Hansberger Ltd. This acquisition added the Templeton family of funds to our organization. The Templeton funds are known for their global investment strategies and value style of investing.

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

We acquired all of the outstanding shares of Bissett & Associates Investment Management Ltd. (“Bissett”) in October 2000. Bissett now operates as part of our Canadian subsidiary, Franklin Templeton Investments Corp. With the addition of Bissett, we added Bissett’s family of mutual funds to our then existing Canadian based funds (some of which we previously acquired as part of the Templeton family of funds) and expanded our investment management services throughout Canada to a broad range of clients, including institutional clients such as pension plans, municipalities, universities, charitable foundations and private clients.

In April 2001, we acquired Fiduciary Trust Company International, a bank organized under the New York State Banking Law (“Fiduciary Trust”). Following the acquisition, Fiduciary Trust became a wholly-owned subsidiary of Franklin Resources, Inc. Fiduciary Trust provides investment management and related services to institutional clients and high net-worth families and individuals. With the acquisition of Fiduciary Trust, we also added Fiduciary Trust’s mutual funds to our product line.

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

LINES OF BUSINESS

I.	Investment Management and Related Services

We derive substantially all of our revenues from providing investment management and related services to our retail and institutional mutual funds, and to institutional, high net-worth and separately-managed accounts and other investment products. Our revenues depend to a large extent on the amount of assets under management and the types of investment management services provided. Underwriting and distribution fees, also a large source of revenue, consist of sales charges and commissions derived from sales of our sponsored investment products and distribution fees.

A.	Assets Under Management (“AUM”)

Fees for providing investment management and fund administration services (“investment management fees”), a large source of our revenue, are generally based upon the monetary value of assets in the accounts that we advise, the investment category of the account and the types of services that we provide for an account. As of September 30, 2008, the types of assets under management by investment category for the various services described below and held by investors on a worldwide basis were:

Type of Asset	Value in Billions	% Total of AUM
Equity
Growth potential, income potential or various combinations thereof	$263.2	51.9%

Fixed-Income
Both long-term and short-term	142.9	28.2%

Hybrid
Asset allocation, balanced, flexible and income-mixed funds	93.9	18.5%

Money Market
Short-term liquid assets	7.3	1.4%

Total	$507.3	100.0%

Broadly speaking, the change in the net assets of the sponsored investment products depends primarily upon two factors: (1) the increase or decrease in the market value of the securities held in the portfolio of investments; and (2) the level of sales (inflows) as compared to the level of redemptions (outflows). We are subject to the risk of asset volatility, resulting from changes in the financial and equity markets, including changes due to the recent volatility in global financial markets. In addition, because we generally derive higher revenues and income from our equity assets, a shift in assets from equity to fixed-income or hybrid funds reduces total revenue and, thus, net income. Despite such a risk of volatility, we believe that we are more competitive as a result of the greater diversity of sponsored investment products available to our customers.

B.	Types of Investment Management and Related Services

A majority of our revenues are derived from providing investment management and related services to our sponsored investment products. We advise, manage and implement the investment and administrative activities necessary to satisfy our contractual obligations to our sponsored investment products.

1.	Investment Management Services

We earn investment management fees by providing investment management services pursuant to agreements with each sponsored investment product, including each fund, or, if applicable, each person or legal entity acting on behalf of a sponsored investment product. Investment management services include services to managed accounts with full investment discretion, and to advisory accounts with no investment discretion. Advisory accounts for which we do not have investment discretion may or may not include the authority to trade for the account. Our management fee on an account varies, among other things, upon the types of services that we provide for the account. This business is primarily conducted through our subsidiaries, including through subsidiaries registered with the United States Securities and Exchange Commission (“SEC”) as investment advisers (“Investment Adviser”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), subsidiaries registered as equivalent investment advisers in jurisdictions such as Australia, Brazil, Canada, Hong Kong, India, Japan, Korea, Singapore, The Bahamas and the United Kingdom (“U.K.”), and certain other subsidiaries.

Our subsidiaries providing discretionary investment management services for our sponsored investment products either perform or obtain investment research and determine which securities the sponsored investment products will purchase, hold or sell under the supervision and oversight of the funds’ boards of directors or trustees, if applicable. In addition, these subsidiaries take all steps necessary to implement such decisions, including arranging for the selection of brokers and dealers and the execution and settlement of trades in accordance with detailed criteria set forth in the management agreement for each account, internal policies, and applicable law and practice. Our subsidiaries conducting non-discretionary investment management services perform investment research for our sponsored products and recommend which securities the sponsored investment products will purchase, hold or sell. In such cases, the subsidiaries may or may not perform trading activities for the products.

Generally, the funds themselves have no paid employees. Through our subsidiaries, we provide and pay the salaries of personnel who serve as officers of our funds, including the administrative personnel necessary to conduct such funds’ day-to-day business operations. Our subsidiaries either provide or arrange for the provision of: office space, telephone, office equipment and supplies; trading desk facilities (unless these facilities are provided by another subsidiary); authorization of expenditures and approval of bills for payment; preparation of annual and semi-annual reports to fund shareholders, notices of dividends, capital gains distributions and tax credits, and other regulatory reports; the daily pricing of fund investment portfolios, including collecting quotations from pricing services; accounting services, including preparing and supervising publication of daily net asset value quotations, periodic earnings reports and other financial data; services to ensure compliance with securities regulations, including recordkeeping requirements; preparation and filing of tax reports; the maintenance of accounting systems and controls; and other administrative services. In some cases our subsidiaries are compensated, based on a percentage of assets under management, under separate administration agreements with the funds. In other cases, our subsidiaries are compensated by our investment management subsidiary from the fees received from our funds and clients. The funds generally pay their own expenses, such as external legal, custody and independent audit fees, regulatory registration fees, and other related expenses. The funds also share in board and shareholder meeting and reporting costs.

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

Investment management services are provided pursuant to agreements in effect with each of our U.S.-registered open-end and closed-end funds (“U.S. Funds”), Non-U.S.-registered funds (“Non-U.S. Funds”) and separate and institutional accounts. In general, the investment management agreements for our U.S. Funds must be renewed each year (after an initial two-year term), and must be specifically approved at least annually by a vote of each fund’s board of directors or trustees as a whole and separately by the directors/trustees that are not interested persons of such fund under the Investment Company Act of 1940, as amended (the “ Investment Company Act”), or by a vote of the holders of a majority of such fund’s outstanding voting securities. Non-U.S. Funds and separate and institutional accounts have various termination rights, and various review and renewal provisions.

Under the majority of investment management agreements, the U.S. Funds pay us a monthly fee in arrears based upon a fund’s average daily net assets. Annual fee rates under the various global investment management agreements generally range from 0.15% to a maximum of 2.50% and are often reduced as net assets exceed various threshold levels.

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

Each U.S. investment management agreement between certain of our subsidiaries and each fund automatically terminates in the event of its “assignment”, as defined in the Investment Company Act. In addition, either party may terminate the agreement without penalty after written notice ranging from 30 to 60 days. If agreements representing a significant portion of our assets under management were terminated, it would have a material adverse impact on us. To date, none of our agreements with any of our retail funds has been involuntarily terminated.

Our investment management agreements permit us to provide investment management services to more than one fund and to other clients so long as our ability to render services to each of the funds is not impaired, and so long as purchases and sales of portfolio securities for various advised funds are made on an equitable basis.

Our management personnel and the fund directors or trustees regularly review the investment management services fee structures for U.S. Funds in light of fund performance, the level and range of services provided, industry conditions and other relevant factors. Investment management services fees are generally waived or voluntarily reduced when a new fund is established and then increased to contractual levels within an established timeline or as net asset values reach certain levels.

2.	Underwriting and Distribution

A significant portion of our revenues under the investment management and related services operating segment are generated from providing underwriting and distribution services. Franklin/Templeton Distributors, Inc. (“FTDI”), a wholly-owned subsidiary of the Company, acts as the principal underwriter and distributor of shares of most of our open-end U.S. Funds. Certain of our non-U.S. subsidiaries provide underwriting and distribution services to our Non-U.S. Funds distributed outside the United States. Some of our Non-U.S. Funds, particularly the Luxembourg-domiciled Franklin Templeton Investment Funds SICAV (Société d’Investissement à Capital Variable), are distributed globally on a cross-border basis; others are distributed exclusively in local markets. We earn underwriting and distribution fees primarily by distributing the funds pursuant to distribution agreements between FTDI or such non-U.S. subsidiaries and the funds. Under each distribution agreement, we offer and sell the fund’s shares on a continuous basis and pay certain costs associated with underwriting and distributing the fund’s shares, including the costs of developing and producing sales literature and printing prospectuses, which may be then either partially or fully reimbursed by the funds.

Most of our retail funds are distributed with a multi-class share structure. We adopted this share structure to provide investors with greater sales charge alternatives for their investments. Class A shares represent a traditional fee structure whereby, in most cases, the investor pays a commission at the time of purchase unless minimum investment criteria are met. Class B shares, which are available in some of our Non-U.S. Funds, have no front-end sales charges, but instead have a declining schedule of sales charges (called contingent deferred sales charges) if the investor redeems within a number of years from the original purchase date. Although our open-end U.S. Funds that had offered Class B shares have ceased offering these shares to both new investors and existing shareholders, existing Class B shareholders may continue to exchange shares into Class B shares of different funds and may continue to reinvest dividends on Class B shares in additional Class B shares. Class C shares have no front-end sales charges, but do have a back-end sales charge for redemptions within 12 months from the date of purchase. Class R shares are available for purchase by certain retirement, college savings and health savings plan accounts in the United States only. Outside of the United States, we offer additional share classes to respond to local needs.

In the United States, we offer Advisor Class shares in many of our funds, and we offer Class Z shares in the Mutual Series funds, both of which have no sales charges. Franklin Global Trust offers share classes with no sales charge primarily to high net-worth or institutional investors. Advisor and Class Z shares are offered to institutions and high net-worth clients (both affiliated and unaffiliated) who have assets held in accounts managed by a subsidiary of the Company and are also available to our full-time employees, current and former officers, trustees and directors. In the United States, we also sell money market funds to investors without a sales charge. Under the terms and conditions described in the prospectuses or the statements of additional information for some funds, certain investors can purchase shares at net asset value or at reduced sales charges. Outside the United States, we offer share classes similar to the Advisor Class shares to certain types of investors, although depending upon the fund and the country(ies) in which the fund is domiciled, the equivalent share class may be offered on a more restrictive or less restrictive basis than the similar U.S. Advisor Class shares.

Some of our insurance product funds offered for sale in the United States offer a four-class share structure, Class 1, Class 2, Class 3 and Class 4 shares, which are offered at net asset value without a sales charge directly to insurance company separate accounts.

Internationally, we offer types of share classes based on the local needs of the investors in a particular market. In the majority of cases, investors in any class of shares may exchange their shares for a like class of shares in another fund, subject to certain fees that may apply. Our Non-U.S. Funds have various sales charges and fee structures that may vary by region.

The distribution agreements with our open-end U.S. Funds generally provide for FTDI to pay commission expenses for sales of fund shares to qualifying broker/dealers and other intermediaries. These broker/dealers receive various sales commissions and other fees from FTDI for services in matching investors with funds whose investment objectives match such investors’ goals and risk profiles. Broker/dealers may also receive fees for their assistance in explaining the operations of the funds, in servicing the investor’s account, reporting and various other distribution services. Fund shares are sold primarily through a large network of independent intermediaries, including broker/dealers, banks and other similar financial advisers. We are heavily dependent upon these distribution channels and business relationships. FTDI may make payments to certain broker/dealers who provide marketing support services, which may include business planning assistance, advertising, educating broker/dealer personnel about the funds and shareholder financial planning needs, placement on the broker/dealer’s list of offered funds, and access to sales meetings, sales representatives and management representatives of the broker/dealer. There is increasing competition for access to these channels, which has caused our distribution costs to rise and could cause further increases in the future as competition continues and service expectations increase. As of September 30, 2008, approximately 2,000 local, regional and national securities brokerage firms offered shares of our open-end U.S. Funds for sale to the U.S. investing public, and approximately 3,500 banks, securities firms and financial advisers offered shares of our cross-border Non-U.S. Funds for sale outside of the United States. In the United States, we have approximately 100 general wholesalers who interface with the broker/dealer community.

Most of our open-end U.S. Funds, with the exception of certain of our money market funds as well as certain high net-worth and institutional funds of Franklin Global Trust, have adopted distribution plans (the “Plans”) under Rule 12b-1 promulgated under the Investment Company Act (“Rule 12b-1”). The Plans are

established for an initial term of one year and, thereafter, must be approved annually by each fund’s board of directors or trustees and by a majority of its directors or trustees who are not interested persons of the fund under the Investment Company Act (the “disinterested fund directors/trustees”). All of these Plans are subject to termination at any time by a majority vote of the disinterested fund directors/trustees or by the particular fund shareholders. Fees from the Plans that FTDI receives as revenue are paid primarily to third-party broker/dealers who provide services to the shareholder accounts and engage in distribution activities. The Plans permit the funds to bear certain expenses relating to the distribution of their shares, such as expenses for marketing, advertising, printing and sales promotion, and may provide for the funds to reimburse such expenses that FTDI incurs in distributing the funds, subject to the Plans’ limitations on amounts. Each fund has a percentage limit for these types of expenses based on average daily net assets under management.

Similar arrangements exist with the distribution of our Non-U.S. Funds where, generally, the distributor of the funds in the local market arranges for and pays commissions, a portion of which is paid from maintenance fees received by the distributor and a portion of which may derive from the management fees paid by the funds. Our non-U.S. subsidiaries that provide underwriting and distribution services for our Non-U.S. Funds also pay various sales commissions and other payments to qualifying broker/dealers and other intermediaries.

Class C shares are generally more costly to us in the year of sale, but they allow us to be competitive by increasing our presence in various distribution channels. Historically, Class B (or equivalent) and certain of our Class C deferred commission assets (“DCA”) arising from our U.S., Canadian and European operations were financed through transfers to or other arrangements with a company in which we hold a 49% ownership interest. The holder of the 51% ownership interest in this company is a subsidiary of an international banking institution that is not affiliated with the Company. Repayments under these financing arrangements are limited to the asset-based distribution fees paid by the funds pursuant to the distribution agreements the funds have with their distributors and to the contingent deferred sales charges collected in connection with early redemptions. The open-end U.S. Funds that had offered Class B shares have ceased offering these shares to new investors and existing shareholders. As of December 2005, our DCA have been financed generally by an independent third party.

FTDI and/or its affiliates may make the following additional payments to broker/dealers that sell shares of our funds:

Marketing support payments. FTDI may make payments to certain broker/dealers who are holders or dealers of record for accounts in one or more of our funds. A broker/dealer’s marketing support services may include business planning assistance, advertising, educating broker/dealer personnel about the funds and shareholder financial planning needs, placement on the broker/dealer’s list of offered funds, and access to sales meetings, sales representatives and management representatives of the broker/dealer. FTDI compensates broker/dealers differently depending upon, among other factors, sales and asset levels, redemption rates and the level and/or type of marketing and educational activities provided by the broker/dealer. Such compensation may include financial assistance to broker/dealers that enable FTDI to participate in and/or present at conferences or seminars, sales or training programs for invited registered representatives and other employees, client and investor events and other broker/dealer-sponsored events. These payments may vary depending upon the nature of the event. FTDI periodically reviews its marketing support arrangements to determine whether to continue such payments. In the case of any one broker/dealer, marketing support payments will not exceed the sum of 0.10% of that broker/dealer’s current year’s total sales of our U.S. Funds and 0.05% (or 0.03%) of the total assets of equity (or fixed income) U.S. Funds attributable to that broker/dealer, on an annual basis. The statement of additional information for each retail U.S. Fund provides a list of broker/dealers that receive such marketing support payments. Marketing support payments made to organizations located outside the United States, with respect to investments in Non-U.S. Funds, may exceed the above-stated limitations.

Transaction support payments. FTDI may pay ticket charges of up to $20 per purchase or exchange order placed by a broker/dealer or one-time payments for ancillary services, such as setting up funds on a broker/dealer’s fund trading system.

Other payments. From time to time, FTDI, at its expense, may make additional payments to broker/dealers that sell or arrange for the sale of shares of the funds. FTDI routinely sponsors due diligence meetings for registered representatives during which they receive updates on various funds and are afforded the opportunity to speak with portfolio managers. Invitation to these meetings is not conditioned on selling a specific number of shares. Those who have shown an interest in our funds, however, are more likely to be considered. To the extent permitted by their firm’s policies and procedures, registered representatives’ expenses in attending these meetings may be covered by FTDI. Similar payments may be made by our internal Non-U.S. Fund distributors, to third party distributors of those funds.

Other compensation may be offered to the extent not prohibited by federal or state laws or any self-regulatory agency, such as the Financial Industry Regulatory Authority (“FINRA”). FTDI makes payments for events it deems appropriate, subject to FTDI’s guidelines and applicable law.

3.	Shareholder and Transfer Agency Services

One of our subsidiaries, Franklin Templeton Investor Services, LLC (“FTIS”), provides shareholder record keeping services and acts as transfer agent and dividend-paying agent for our open-end U.S. Funds. FTIS is registered with the SEC as a transfer agent under the Securities Exchange Act of 1934, as amended. Generally, FTIS is compensated under an agreement with each fund on the basis of an annual per account fee that varies with the fund and the type of services being provided. FTIS also is reimbursed for out-of-pocket expenses. In some instances, certain funds compensate FTIS based on assets under management. Other subsidiaries provide the same services to the funds offered for sale in Canada, Europe, Asia and other non-U.S. regions under similar fee arrangements.

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

C.	High Net-Worth Investment Management and Related Services

Through Fiduciary Trust (including its trust company and investment adviser subsidiaries), we provide investment management services to, among others, high net-worth individuals and families. Similarly, through our Canadian high net-worth business unit, Fiduciary Trust Company of Canada (“FTCC”), we provide investment management services and offer sponsored investment products to high net-worth individuals and families. Our high net-worth client business seeks to maintain relationships that span generations and help families plan the most appropriate method of intergenerational wealth transfer.

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

We provide a broad array of investment management services to institutional clients, focusing on foundations, endowment funds and government and corporate pension funds. Our subsidiaries offer a wide range of both U.S. and international equity, fixed-income and specialty strategies through a variety of investment vehicles, including separate and commingled accounts, open-end and closed-end funds and unregistered funds.

We operate our institutional business under the trade name “Franklin Templeton Institutional”. Through various legal entities, including Franklin Templeton Institutional, LLC, we distribute and market globally the different investment management capabilities of our various investment management subsidiaries under the Franklin, Templeton, Mutual Series, Bissett and Darby brand names. We primarily attract new institutional business through our strong relationships with pension and management consultants and through additional mandates from our existing client relationships.

Our U.S. retirement business is conducted through divisions of FTDI that work closely with sponsors of defined contribution plans, including 401(k) plans, variable annuity products and individual retirement accounts (“IRAs”). We focus on expanding sales of our asset management capabilities to the U.S. retirement industry by offering a number of investment options, including sub-advised portfolios, funds, education savings plans and variable insurance funds.

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

Through various trust company subsidiaries, including Fiduciary Trust, we offer a wide range of investment management and related services, including trust services, custody and administration, estate planning, tax planning, and private banking, to high net-worth individuals, families, foundations and institutional clients. In addition, we also offer our clients a series of other services, including foreign exchange, performance measurement, securities lending and brokerage services. We provide planned giving administration and related custody services for non-profit organizations, including pooled income funds, charitable remainder trusts, charitable lead trusts and gift annuities, for which we may or may not act as trustee.

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

In addition, Templeton Asset Management Ltd., an Investment Adviser, sponsors and manages a limited number of private equity funds, which also invest primarily in emerging markets in Asia, Latin America and Central/Eastern Europe.

G.	Summary of Our Sponsored Investment Products

Our sponsored investment products are offered to retail, institutional, high net-worth and separate account clients, which include individual investors, qualified groups, trustees, tax-deferred (such as IRAs in the United States and retirement saving plans, or RSPs, in Canada) or money purchase plans, employee benefit and profit sharing plans, trust companies, bank trust departments and institutional investors. Clients in our sponsored investment products were located in approximately 170 countries at September 30, 2008.

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

As of September 30, 2008 we had $507.3 billion in assets under management. Our open-end U.S. Funds (excluding our insurance products trust) accounted for $262.1 billion of our assets under management. As of September 30, 2008, the net assets under management of our five largest open-end U.S. Funds were Franklin Income Fund ($46.6 billion), Templeton Growth Fund ($23.6 billion), Mutual Shares Fund ($18.6 billion), Mutual Discovery Fund ($14.2 billion) and Franklin California Tax-Free Income Fund ($13.8 billion). These five funds represented, in the aggregate, approximately 23% of all of our sponsored investment product assets under management.

Franklin Templeton Variable Insurance Products Trust, our insurance products trust, offers 23 funds to U.S. investors, with assets of $28.6 billion as of September 30, 2008. Our insurance products funds are available as investment options through variable insurance contracts and are also sold to certain funds of funds. Most of the insurance products funds have been fashioned after some of our more popular U.S. retail funds offered to the general public and are managed, in most cases, by the same investment advisors.

We also provide investment management and related services to a number of closed-end investment companies whose shares are traded on various major U.S. stock exchanges. Our closed-end U.S. Funds accounted for $4.2 billion of our assets under management. On a company-wide basis, institutional, separate, high net-worth and other accounts accounted for $123.6 billion of assets under management.

In addition, $86.6 billion of our assets under management were held in open-end and closed-end funds and other accounts that are sold outside of the United States, and whose investment objectives vary, but are largely international and global equity and global fixed-income oriented. We provide investment management, marketing and distribution services to SICAV (Société d’Investissement à Capital Variable) funds, contract-type funds and umbrella unit trusts organized in Luxembourg and Ireland, respectively, which are distributed in non-U.S. market places, as well as to locally organized funds in various countries outside the United States. In some countries, we offer products for the particular local market. For example, Franklin Templeton Asset Management (India) Private Limited, one of our subsidiaries in India, manages various local open-end and closed-end funds offered to investors in India, with assets under management of $5.6 billion as of September 30, 2008.

In addition, our private fund partnerships, which include our Darby products, accounted for $2.2 billion of our assets under management.

Our sponsored investment products include portfolios managed for some of the world’s largest corporations, endowments, charitable foundations, pension funds, wealthy individuals and other institutions. We use various investment techniques to focus on specific client objectives for these specialized portfolios.

The following table shows the various types of our open-end U.S. Funds and dedicated insurance product funds as of September 30, 2008, and is categorized using the investment classifications set forth below:

OPEN-END U.S. FUNDS

CATEGORY (and approximate amount of assets under management, as of September 30, 2008) In Billions	INVESTMENT CLASSIFICATION	NO. OF MUTUAL FUNDS	NO. OF INSURANCE PRODUCT FUNDS
I. EQUITY FUNDS ($143.5)

A. Capital Appreciation Funds ($22.5)	Seek capital appreciation; dividends are not a primary consideration.

1. Aggressive Growth Funds	Invest mainly in common stocks of small, growth companies.	5	1

2. Growth Funds	Invest mainly in common stocks of well-established companies.	12	2

3. Sector Funds	Invest mainly in companies in related fields.	8	2

B. World Equity Funds ($77.7)	Invest mainly in stocks of non-U.S. companies.

1. Emerging Market Funds	Invest mainly in companies based in developing regions of the world.	3	1

2. Global Equity Funds	Invest mainly in equity securities traded worldwide, including those of U.S. companies.	11	2

3. International Equity Funds	Invest mainly in equity securities of companies located outside the United States.	5	1

4. Regional Equity Funds	Invest in companies based in a specific part of the world.	5	0

C. Total Return Funds ($43.3)	Seek a combination of current income and capital appreciation.

1. Growth and Income Funds	Invest mainly in common stocks of established companies with the potential for growth and a consistent record of dividend payments.	9	5

2. Income Equity Funds	Invest mainly in equity securities of companies with good dividend-paying records.	1	0

II. HYBRID FUNDS ($54.3)	Invest in a mix of equities, fixed-income securities, and derivative instruments.

A. Asset Allocation Funds ($0.1)	Invest in various asset classes including, but not limited to, equities, fixed-income securities, and money market instruments.	17	2

CATEGORY (and approximate amount of assets under management, as of September 30, 2008) In Billions	INVESTMENT CLASSIFICATION	NO. OF MUTUAL FUNDS	NO. OF INSURANCE PRODUCT FUNDS
B. Income-Mixed Funds ($54.1)	Invest in a variety of income-producing securities, including equities and fixed-income instruments.	6	1

C. Balanced ($0.1)	Invest in a specific mix of equity securities and bonds with the three-part objective of conserving principal, providing income, and achieving long-term growth of both principal and income.	1	0

III. TAXABLE BOND FUNDS ($31.5)

A. High Yield Funds ($2.4)	Invest two-thirds or more of their portfolios in lower-rated U.S. corporate bonds (Baa or lower by Moody’s and BBB or lower by Standard & Poor’s rating services).	2	1

B. World Bond Funds ($14.0)	Invest in debt securities offered by non-U.S. companies and governments.

1. Global Bond Funds: General	Invest in debt securities worldwide with no stated average maturity or an average maturity of five years or more.	3	2

2. Global Bond Funds: Short-Term	Invest in debt securities worldwide with an average maturity of one to five years.	1	0

3. Other World Bond Funds	Invest in international bond and emerging market debt securities, such as non-U.S. government and corporate debt instruments.	1	0

C. Government Bond Funds ($8.6)	Invest in U.S. government bonds of varying maturities.

1. Government Bond Funds: Intermediate Term	Invest two-thirds or more of their portfolios in U.S. government securities with an average maturity of five to ten years.	0	1

2. Government Bond Funds: Short-Term	Invest two-thirds or more of their portfolios in U.S. government securities with an average maturity of one to five years.	1	0

3. Mortgage-Backed Funds	Invest two-thirds or more of their portfolios in pooled mortgage-backed securities.	3	0

D. Strategic Income Funds ($5.2)	Invest in a combination of U.S. fixed-income securities.	5	1

E. Corporate Bond Funds ($1.3)	Seek current income by investing in high-quality debt securities issued by U.S. corporations.

CATEGORY (and approximate amount of assets under management, as of September 30, 2008) In Billions	INVESTMENT CLASSIFICATION	NO. OF MUTUAL FUNDS	NO. OF INSURANCE PRODUCT FUNDS
1. Corporate Bond Funds: Short-Term	Invest two-thirds or more of their portfolios in U.S. corporate bonds with an average maturity of one to five years.	1	0

IV. TAX-FREE BOND FUNDS ($55.8)

A. State Municipal Bond Funds ($39.2)	Invest mainly in municipal bonds issued by a particular state.

1. State Municipal Bond Funds: General	Invest mainly in single-state municipal bonds with an average maturity of greater than five years or no specific stated maturity. The income from these funds is largely exempt from federal as well as state income tax for residents of the state.	28	0

2. State Municipal Bond Funds: Short-Term	Invest mainly in single-state municipal bonds with an average maturity of one to five years. The income from these funds is largely exempt from federal as well as state income tax for residents of the state.	2	0

B. National Municipal Bond Funds ($16.6)	Invest mainly in bonds of various municipal issuers in the United States.

1. National Municipal Bond Funds: General	Invest mainly in municipal bonds with an average maturity of more than five years or no specific stated maturity.	4	0

2. National Municipal Bond Funds: Short-Term	Invest mainly in municipal bonds with an average maturity of one to five years.	1	0

V. MONEY MARKET FUNDS ($5.6)

A. Taxable Money Market Funds ($4.6)	Invest in short-term, high-grade money market securities with average maturities of 90 days of less.

1. Taxable Money Market Funds: Non-Government	Invest mainly in a variety of money market instruments, including certificates of deposit from larger banks, commercial paper, and bankers’ acceptances.	5	1

B. Tax-Exempt Money Market Funds ($1.0)	Invest in short-term municipal securities and must have average maturities of 90 days or less.

1. National Tax-Exempt Money Market Funds	Invest in short-term securities of various U.S. municipal issuers.	1	0

2. State Tax-Exempt Money Market Funds	Invest mainly in short-term securities of municipal issuers in a single state to achieve tax-free income for residents of the state.	2	0

The following table sets forth the types of our open-end Non-U.S. Funds as of September 30, 2008 categorized by investment classification and sales region.

OPEN-END NON-U.S. FUNDS (a)

CATEGORY (and approximate amount of assets under management, as of September 30, 2008) In Billions	INVESTMENT CLASSIFICATION	NO. OF MUTUAL FUNDS BY SALES REGION
I. EQUITY FUNDS ($48.3)

A. Global/International Equity Funds ($45.5)	Invest in securities of companies traded world-wide, including U.S. and non-U.S. companies.	Asia-Pacific: Canada: Europe: Latin America:	57 23 44 2

B. Domestic (U.S.) Equity Funds ($2.8)	Invest in equity securities of U.S. companies.	Asia-Pacific: Canada: Europe:	1 5 11

II. FIXED-INCOME FUNDS ($28.9)

A. Global/International Fixed- Income Funds ($23.2)	Invest world-wide in debt securities offered by non-U.S. companies and governments. These funds may also invest assets in debt securities offered by companies located in the United States.	Asia-Pacific: Canada: Europe:	35 6 18

B. Domestic (U.S.) Fixed-Income Funds ($5.7)	Invest in debt securities offered by U.S. companies and the U.S. government and/or municipalities located in the United States.	Asia-Pacific: Canada: Europe:	2 3 4

III. HYBRID FUNDS ($2.9)	Invest in a mix of global equity, fixed-income securities and derivative instruments.	Asia-Pacific: Canada: Europe:	13 5 12

IV. TAXABLE MONEY FUNDS ($1.7)	Invest in securities issued or guaranteed by U.S. or non-U.S. governments or agencies.	Asia-Pacific: Canada: Europe:	2 4 2

(a)	Does not include the Franklin Templeton Global Fund, the Fiduciary Emerging Markets Bond Fund plc, and fund-of-funds. For purposes of this table, we consider the sales region to be where a fund is based and mainly sold and not necessarily the region where a particular fund is invested. Many funds are also distributed across different sales regions (e.g., SICAV funds are based, mainly sold in, and, therefore, considered to be within the Europe sales region, although also distributed in the Asia-Pacific and Latin America sales regions), but are only designated a single sales region in the table.

3.	Fund Introductions, Mergers and Liquidations

In an effort to address changing market conditions and evolving investor needs, we periodically introduce new funds, merge existing funds or liquidate existing funds. During fiscal year 2008, we introduced a number of funds within the United States, Canada, Europe and other regions.

In the United States, we added four funds to our retail product line during fiscal year 2008. To continue to build our large cap capabilities, we launched the Franklin Focused Core Equity Fund. To provide investors with additional exposure to an important growing market, we launched the Franklin India Growth Fund. To provide investors with both a global fixed income product investing in corporate securities and an international fixed income option, we launched the Templeton Global Total Return Fund and the Templeton International Bond Fund. We also launched retail share classes in two of our existing fund strategies: Franklin Large Cap Equity and Franklin International Small Cap Growth Fund.

Building on the range of strategies available to our institutional clients, Franklin Templeton Institutional introduced a number of private investment funds, offering access through various vehicles, including an emerging market private equity strategy, a Middle East and North Africa equity strategy and a multi-sector fixed income strategy.

In Canada, we launched a number of Lifesmart portfolios for the defined contribution pension market. We enhanced the diversification of our Quotential portfolios by launching the Franklin Templeton Canadian Large Cap Fund, the Franklin Templeton Canadian Core Equity Fund, the Franklin Global Real Estate Fund and the Franklin MENA Fund. To augment our U.S. equity and fixed income line-ups, we launched Bissett U.S. Focus Fund, Franklin Templeton U.S. Short Term Yield Class and the Franklin Templeton Treasury Bill Yield Class. As a strategic partner, we launched the Wellington West Franklin Templeton Balanced Retirement Income Fund.

In Europe, we launched new core funds and investment products that address the unique needs of local markets. We continued to expand our international cross-border product offering through the introduction of several new share classes and five new SICAV funds, the majority of which are designed to respond to investor interest in diversified equity products. We further expanded our SICAV funds of funds product range to include one additional fund of funds targeting investors wishing to invest in worldwide equity products. We also expanded one of our Luxembourg-domiciled funds’ product range (currently promoted on a private placement basis) with a fund of funds product investing in three underlying investment funds offering diversified portfolios with three value-oriented strategies. In the United Kingdom, we launched two new sub-funds of Franklin Templeton Funds.

In India, we introduced several new closed-end fixed maturity plans, along with an open-end diversified Asian equity fund investing primarily in stocks of Asian companies (excluding Japan), a private equity fund and an open-end income fund, to provide investors with greater choices in their asset allocations. In Korea, we launched six internationally invested master funds as well as two domestic master funds to respond to changing market dynamics. From these master funds, we also developed 22 feeder funds to tailor our products towards meeting our clients’ varied investment needs. In Japan, we launched one new global equity fund and an India-focused fund. In Singapore, we liquidated the locally authorized feeder fund, Franklin Templeton Funds, but expanded the range of SICAV funds being offered to Singapore investors.

Darby’s private equity funds generally are structured as partnerships with limited lives, including most commonly a five-year investment period and a five-year divestment period. Darby launches new funds, as well as invests, divests, and liquidates existing funds as these periods expire, primarily in Asia, Latin America and Central/Eastern Europe.

During fiscal year 2008, 42 funds were merged or liquidated, including four U.S. Funds, seven Canadian funds, 14 cross-border Non-U.S. Funds, 15 Korean and two Indian funds.

II.	Banking/Finance

Our secondary business segment is banking/finance, which offers select retail banking, private banking and consumer lending services.

One of our subsidiaries, Fiduciary Trust, a New York state-chartered bank, with total assets of $919.5 million and total external customer deposits of $434.1 million as of September 30, 2008, is insured by the Federal Deposit Insurance Corporation (“FDIC”), and provides private banking services primarily to high net-worth clients who maintain trust, custody and/or management accounts. Fiduciary Trust’s private banking and credit products include, among others, loans secured by marketable securities, deposit accounts and other banking services. Deposits generally include demand and savings deposits, primarily from our private banking clients. Fiduciary Trust also offers investment management, custody and related services to institutional accounts and high net-worth individuals and families.

Another of our subsidiaries, Franklin Capital Corporation (“FCC”), engages primarily in the purchase, securitization and servicing of retail installment sales contracts (“automobile contracts”) originated by independent automobile dealerships. FCC is incorporated and headquartered in Utah and conducts its business primarily in the Western region of the United States. As of September 30, 2008, FCC’s total assets included $49.3 million of outstanding automobile contracts, $111.6 million of trading securities, representing retained interests in FCC securitizations, and $0.7 million in other fixed term assets. During fiscal year 2008, FCC securitized approximately $381.4 million of automobile contract receivables for which it maintains servicing rights. As of September 30, 2008, FCC was servicing $851.8 million of receivables that had been securitized to date. See Note 8 – Securitization of Loans Held for Sale in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Form 10-K.

Our securitized automobile contracts business is subject to marketplace fluctuation and competes with businesses with significantly larger portfolios. Automobile loan portfolio losses can be influenced significantly by trends in the economy and credit markets, which reduce borrowers’ ability to repay loans. A more detailed analysis of loan losses and delinquency rates in our consumer lending and dealer automobile loan business is contained in Note 8 – Securitization of Loans Held for Sale in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Form 10-K. See also “Risk Factors” in Item 1A of Part I of this Form 10-K.

Our subsidiary FTB&T, with total assets of $339.2 million and total external customer deposits of $136.1 million as of September 30, 2008, provides deposit accounts insured by the FDIC, general consumer loan products, such as credit card loans, unsecured loans, loans secured by marketable securities, mortgage loans, debit card products and automobile loans, and a limited number of commercial real estate loans. Deposits generally include demand, savings and time deposits from the general public and brokered time deposits. FTB&T also provides Advisor Director Trust®, a directed trust service.

FINANCIAL INFORMATION ABOUT SEGMENTS AND GEOGRAPHIC AREAS

Certain financial information by business segment and geographic area is contained in Note 17 – Segment Information in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Form 10-K, which is incorporated herein by reference.

REGULATORY CONSIDERATIONS

Virtually all aspects of our business, including those conducted through our subsidiaries, are subject to various federal, state, and international regulation and supervision. In the U.S., we are subject to regulation and supervision by, among others, the SEC, FINRA, the Federal Reserve Board (the “FRB”), the FDIC, the Office of Thrift Supervision (“OTS”) and the New York State Banking Department (“NYSBD”). Globally, we are subject to regulation and supervision by, among others, the Office of the Superintendent of Financial Institutions Canada as well as provincial and territorial regulators of financial services and securities in Canada and the Mutual Fund Dealers Association of Canada, the Monetary Authority of Singapore, the Securities Commission of The Bahamas, the Financial Services Authority in the U.K., the Irish Financial Services Regulatory Authority, the Commission de Surveillance du Secteur Financier in Luxembourg, the Autorité des Marchés Financiers in France, the Federal Financial Supervisory Authority in Germany, the Commissione Nazionale per le Società e la Borsa in Italy, the Comisión Nacional del Mercado de Valores in

Spain, the Autoriteit Financiële Markten in The Netherlands, the Finansinspektionen in Sweden, the Swiss Federal Banking Commission, the Dubai Financial Services Authority, the Securities and Futures Commission of Hong Kong, the Korean Ministry of Finance and Economy, the Financial Supervisory Commission and the Financial Supervisory Services in Korea, the Securities and Exchange Board of India, the China Securities Regulatory Commission, the Taiwan Securities and Futures Bureau, the Ministry of Finance, and the Commerce Department, Ministry of Economic Affairs in Taiwan, the Financial Services Agency in Japan, the Australian Securities and Investment Commission, the Comissão de Valores Mobiliários in Brazil, the Comision Nacional Bancaria y de Valores in Mexico and the State Securities Commission of Vietnam. The Advisers Act imposes numerous obligations on our subsidiaries, which are registered in the United States as investment advisers, including record keeping, operating and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. The Investment Company Act imposes similar obligations on the investment companies that are advised by our subsidiaries. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act and the Investment Company Act, ranging from fines and censure to termination of an investment adviser’s registration.

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

Since 1993, the FINRA Conduct Rules have limited the amount of aggregate sales charges that may be paid in connection with the purchase and holding of investment company shares sold through broker/dealers. The effect of the rule is to limit the amount of fees that could be paid pursuant to a fund’s Rule 12b-1 Plan to FTDI, our principal underwriting and distribution subsidiary in the United States, which earns underwriting commissions on the distribution of fund shares in the United States.

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

The FRB also has adopted a system of risk-based capital guidelines to evaluate the capital adequacy of most bank holding companies, including the Company. Under these guidelines, the Company currently is well capitalized. In addition, each of Fiduciary Trust and FTB&T was well capitalized as of September 30, 2008, as such term is defined by the FDIC and OTS, respectively. A depository institution generally is prohibited from making capital distributions, including paying dividends, or paying management fees to a holding company if the institution would thereafter be undercapitalized. Moreover, undercapitalized institutions may not accept, renew or roll over brokered deposits. Bank regulators are required to take prompt corrective action to resolve any problems associated with insured depository institutions, such as Fiduciary Trust and FTB&T, if they become undercapitalized. The GLB Act, however, generally prohibits the FRB from imposing similar capital requirements on regulated non-bank subsidiaries of a financial holding company.

Pursuant to the GLB Act, a bank holding company may also elect to become a financial holding company to engage in a broader range of activities that are financial in nature, including securities underwriting, dealing and market making, securitizing assets, sponsoring mutual funds and investment companies, engaging in insurance underwriting and brokerage activities and investing (without providing routine management) in companies engaged in non-financial activities. To qualify as a financial holding company, each of a bank holding company’s U.S. subsidiary banks and other depository institution subsidiaries, which are not subject to an exemption, must be and remain at all times well capitalized and well managed. In addition, each such subsidiary must have achieved at least a “satisfactory” rating under the Community Reinvestment Act (“CRA”) in the evaluation preceding the financial holding company election. We elected to become a financial holding company in 2001, and, accordingly, FTB&T is subject to CRA requirements, although Fiduciary Trust is exempt from such requirements because it qualifies as a special purpose bank. If, however, we do not continue to meet all of the requirements for status as a financial holding company, we would, depending on which requirement is not met, be required to (i) cause Fiduciary Trust or FTB&T to meet such requirement and, in the meantime, seek prior FRB approval to undertake certain new activities or certain banking and non-banking acquisitions, or (ii) either discontinue our banking (but not our thrift) business, or discontinue those activities not generally permissible for bank holding companies.

The BHC Act generally requires that a bank holding company obtain prior approval of the FRB before acquiring control of any bank. In addition, the FRB may impose limitations, restrictions, or prohibitions on the activities or acquisitions of a financial holding company if the FRB believes that the financial holding company does not have appropriate financial and managerial resources. The GLB Act establishes the FRB as the umbrella supervisor for financial holding companies and adopts an administrative approach to regulation that generally requires the FRB to defer to the actions and requirements of the U.S. “functional” regulators of subsidiary broker/dealers, investment advisers, investment companies, insurance companies, and other regulated non-depository institutions. The FRB, however, retains broad authority to prohibit activities of bank holding companies and their non-banking subsidiaries that represent unsafe and unsound banking practices or that constitute violations of law or regulation. Civil money penalties may be imposed for certain activities conducted on a knowing or reckless basis if those activities cause a substantial loss to the bank holding company.

Each of our banking subsidiaries is subject to restrictions under federal law that limit transactions with the Company and its non-bank subsidiaries, including loans and other extensions of credit, investments, or asset purchases. These and various other transactions, including any payment of money to the Company and its non-bank subsidiaries, must be on terms and conditions that are, or in good faith would be, offered to companies that are not affiliated with these entities. In addition, these laws and related regulations may limit the Company’s ability to obtain funds from subsidiary banks or affiliates.

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

COMPETITION

The financial services industry is highly competitive and has increasingly become a global industry. There are approximately 9,400 open-end investment funds of varying sizes, and with varying investment policies and objectives, whose shares are offered to the public in the United States, and there are over 52,000 open-end investment funds whose shares are offered to the public outside the United States. Due to our international presence and varied product mix, it is difficult to assess our market position relative to other asset managers on a worldwide basis, but we believe that we are one of the more widely diversified asset managers based in the United States. We believe that our equity and fixed-income asset mix coupled with our global presence will serve our competitive needs well over the long term. We continue to focus on the performance of our investment products, service to customers and extensive marketing activities through our strong broker/dealer and other financial institution distribution network as well as with high net-worth and institutional customers. We believe that performance, diversity of products and customer service, along with fees and costs, are the primary drivers of competition in the asset management industry.

We face strong competition from numerous asset management companies, mutual fund, stock brokerage and investment banking firms, insurance companies, banks, savings and loan associations and other financial institutions, which offer a wide range of financial and investment management services to the same institutional accounts, separate accounts, retail investors and high net-worth customers that we are seeking to attract. Over the past decade, a significant number of new asset management firms and investment products have been established, increasing competition. Many of our competitors have long-standing and established relationships with broker/dealers and investment adviser customers. Others have focused on, offer and market specific product lines, which are able to provide strong competition to certain of our asset classes, since we have a broad range of products. Recently, there also has been a trend of consolidation in the financial services industry, resulting in stronger competitors, some with greater financial resources and broader distribution channels than our own.

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

We maintain an Internet platform to compete with rapidly developing and evolving technology capabilities. However, technology is subject to rapid change and we cannot guarantee that our competitors may not implement more advanced Internet platforms for their products, which could affect our business.

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

Diverse and strong competition affects the banking/finance segment of our business as well, and limits the fees that can be charged for our services. For example, in our banking/finance segment we compete with many types of institutions for consumer loans, including the finance subsidiaries of large automobile manufacturers, which offer special incentives, including no-interest loans, from time to time to stimulate automobile sales. These product offerings by our competitors limit the interest rates that we can charge on consumer loans.

INTELLECTUAL PROPERTY

We have used, registered, and/or applied to register certain trademarks, service marks and trade names to distinguish our sponsored investment products and services from those of our competitors in the United States and in other countries and jurisdictions, including, but not limited to, Franklin®, Templeton®, Mutual Series®, Bissett®, Fiduciary™ and Darby®. Our trademarks, service marks and trade names are important to us and, accordingly, we enforce our trademark, service mark and trade name rights. The Franklin Templeton Investments® brand has been, and continues to be, extremely well received both in our industry and with our clients, reflecting the fact that our brand, like our business, is based in part on trust and confidence. If our brand is harmed, our future business prospects may be adversely affected.

EMPLOYEES

As of September 30, 2008, we employed approximately 8,800 employees and operated offices in 29 countries. We consider our relations with our employees to be satisfactory.

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

We are subject to extensive and complex, overlapping and frequently changing rules, regulations and legal interpretations. Our investment management and related services business and our banking/finance business are subject to extensive and complex, overlapping and frequently changing rules, regulations and legal interpretations in the countries in which we operate, including, among others, securities, banking, accounting and tax laws and regulations. Moreover, financial reporting requirements, and the processes, controls and procedures that have been put in place to address them, are often comprehensive and complex. While management has focused attention and resources on our compliance policies, procedures and practices, non-compliance with applicable laws or rules or regulations, conflicts of interest requirements or fiduciary principles, or our inability to keep up with, or adapt to, an ever changing, complex regulatory environment could result in sanctions against us, including fines and censures, injunctive relief, suspension or expulsion from a particular jurisdiction or market or the revocation of licenses, any of which could also adversely affect our reputation, prospects, revenues, and earnings.

We are subject to U.S. federal securities laws, state laws regarding securities fraud, other federal and state laws and rules and regulations of certain regulatory and self-regulatory organizations, including those rules and regulations promulgated by, among others, the SEC, FINRA and the NYSE. To the extent operations or trading in our securities take place outside the United States, we are subject to regulation by non-U.S. regulations and regulators, such as the U.K. Financial Services Authority, and U.S. regulations and regulators such as the Department of Justice and the SEC with respect to the Foreign Corrupt Practices Act of 1977. Certain of our subsidiaries are registered with the SEC under the Advisers Act and many of our funds are registered with the SEC under the Investment Company Act, both of which impose numerous obligations, as well as detailed operational requirements, on our subsidiaries, which are investment advisers to registered investment companies. Our subsidiaries must comply with a myriad of complex and changing U.S. and/or non-U.S. rules and regulations, some of which may conflict, as well as complex tax regimes. Additionally, as we expand our operations, sometimes rapidly, into non-U.S. jurisdictions, the rules and regulations of these non-U.S. jurisdictions become applicable, sometimes with short compliance deadlines, and add further regulatory complexity to our ongoing compliance operations.

In addition, we are a bank holding company and a financial holding company subject to the supervision and regulation of the Federal Reserve Board (the “FRB”) and are subject to the restrictions, limitations, or prohibitions of the Bank Holding Company Act of 1956, as amended, and the Gramm-Leach-Bliley Act. The FRB may impose additional limitations or restrictions on our activities, including if the FRB believes that we do not have the appropriate financial and managerial resources to commence or conduct an activity or make an acquisition. Further, our subsidiary, Fiduciary Trust, is subject to extensive regulation, supervision and examination by the FDIC and New York State Banking Department, while other subsidiaries are subject to oversight by the OTS and various state regulators. The laws and regulations imposed by these regulators generally involve restrictions and requirements in connection with a variety of technical, specialized, and recently expanding matters and concerns. For example, compliance with anti-money laundering and Know-Your-Customer requirements, both domestically and internationally, and the Bank Secrecy Act has taken on heightened importance with regulators as a result of efforts to, among other things, limit terrorism. At the same time, there has been increased regulation with respect to the protection of customer privacy and the need to secure sensitive customer information. As we continue to address these requirements or focus on meeting new or expanded ones, we may expend a substantial amount of time and resources, even though our banking/finance business does not constitute our dominant business sector. Moreover, any inability to meet these requirements, within the timeframes set by regulators, may subject us to sanctions or other restrictions by the regulators that could impact our broader business.

Regulatory and legislative actions and reforms have made the regulatory environment in which we operate more costly and future actions and reforms could adversely impact our assets under management, increase costs and negatively impact our profitability and future financial results. Since 2001, the federal securities laws have been augmented substantially and made significantly more complex by, among other measures, the Sarbanes-Oxley Act of 2002 and the USA Patriot Act of 2001. Moreover, changes in the interpretation or enforcement of existing laws or regulations have directly affected our business. With new laws and changes in interpretation and enforcement of existing requirements, the associated time we must dedicate to, and related costs we must incur in, meeting the regulatory complexities of our business have increased. These outlays have also increased as we expand our business into new jurisdictions. Compliance activities to meet these new legal requirements have required us to expend additional time and resources, and, consequently, we are incurring increased costs of doing business, which potentially negatively impacts our profitability and future financial results. Moreover, any potential accounting or reporting error, whether financial or otherwise, if material, could damage our reputation, adversely affect our ability to conduct business, and decrease revenue and net income. Finally, any regulatory and legislative actions and reforms affecting the mutual fund industry, including compliance initiatives, may negatively impact revenues by increasing our costs of accessing or dealing in the financial markets.

The amount and mix of our assets under management are subject to significant fluctuations and could negatively impact our revenues and income. We have become subject to an increased risk of asset volatility from changes in the financial and equity markets, including changes due to the recent volatility in global financial markets. Individual financial and equity markets may be adversely affected by economic, political, financial, or other instabilities that are particular to the country or regions in which a market is located, including without limitation local acts of terrorism, economic crises or other business, social or political crises. Declines in these markets have caused in the past, and would cause in the future, a decline in our revenues and income. Global economic conditions, exacerbated by war or terrorism or financial crises, changes in the equity market place, currency exchange rates, interest rates, inflation rates, the yield curve, defaults by derivative counterparties and other factors that are difficult to predict affect the mix, market values and levels of our assets under management. Our investment management services revenues are derived primarily from fees based on a percentage of the value of assets under management and vary with the nature of the account or product managed. A decline in the price of stocks or bonds, or in particular market segments, or in the securities market generally, could cause the value and returns on our assets under management to decline, resulting in a decline in our revenues and income. Moreover, changing market conditions may cause a shift in our asset mix between international and U.S. assets, potentially resulting in a decline in our revenue and income depending upon the nature of our assets under management and the level of management fees we earn based on them. Additionally, changing market conditions may cause a shift in our asset mix towards fixed-income products and a related decline in our revenue and income, as we generally derive higher fee revenues and income from equity assets than from fixed-income products we manage. On the other hand, increases in interest rates, in particular if rapid, or high interest rates, as well as any uncertainty in the future direction of interest rates, may have a negative impact on our fixed-income products as rising interest rates or interest rate uncertainty typically decrease the total return on many bond investments due to lower market valuations of existing bonds. Any decrease in the level of assets under management resulting from price declines, interest rate volatility or uncertainty or other factors could negatively impact our revenues and income.

Our ability to maintain the beneficial tax treatment we anticipate with respect to non-U.S. earnings we have repatriated is based on current interpretations of the American Jobs Creation Act of 2004 (the “Jobs Act”) and permitted use of such amounts in accordance with our domestic reinvestment plan and the Jobs Act. In September 2006, we completed our planned repatriation into the United States of approximately $2.1 billion of undistributed earnings of our non-U.S. subsidiaries in accordance with our domestic reinvestment plan and the Jobs Act. However, our ability to maintain the anticipated beneficial tax treatment with respect to these non-U.S. earnings is subject to current interpretations and compliance with the Jobs Act (including Internal Revenue Code Section 965), as well as the rules and regulations promulgated by, among others, the Internal Revenue Service and the United States Treasury Department. Moreover, changes in the interpretation of these rules and regulations may have an effect on our ability to maintain the beneficial tax treatment with respect to our repatriated non-U.S. earnings. Our inability to appropriately use repatriated amounts for permitted purposes or to otherwise satisfy the requirements of our planned repatriation could also have a negative impact on the scope and breadth of our anticipated tax treatment with respect to such amounts.

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

We face risks, and corresponding potential costs and expenses, associated with conducting operations and growing our business in numerous countries. We sell mutual funds and offer investment management and related services in many different regulatory jurisdictions around the world, and intend to continue to expand our operations internationally. As we do so, we will continue to face challenges to the adequacy of our resources, procedures and controls to consistently and effectively operate our business. In order to remain competitive, we must be proactive and prepared to implement necessary resources when growth opportunities present themselves, whether as a result of a business acquisition or rapidly increasing business activities in particular markets or regions. As we grow, we face a heightened risk that the necessary resources and/or personnel will be unavailable to take full advantage of strategic opportunities when they appear or that strategic decisions can be efficiently implemented. Local regulatory environments may vary widely, as may the adequacy and sophistication of each. Similarly, local distributors, and their policies and practices as well as financial viability, may be inconsistent or less developed or mature. Notwithstanding potential long-term cost savings by increasing certain operations, such as transfer agent and other back-office operations, in countries or regions of the world with lower operating costs, growth of our international operations may involve near-term increases in expenses as well as additional capital costs, such as information, systems and technology costs and costs related to compliance with particular regulatory or other local requirements or needs. Local requirements or needs may also place additional demands on sales and compliance personnel and resources, such as meeting local language requirements while also integrating personnel into an organization with a single operating language. Finding and hiring additional, well-qualified personnel and crafting and adopting policies, procedures and controls to address local or regional requirements remain a challenge as we expand our operations internationally. Moreover, regulators in non-U.S. jurisdictions could also change their policies or laws in a manner that might restrict or otherwise impede our ability to distribute or register investment products in their respective markets. Any of these local requirements, activities, or needs could increase the costs and expenses we incur in a specific jurisdiction without any corresponding increase in revenues and income from operating in the jurisdiction. In addition, from time to time we enter into international joint ventures in which we may not have control. These investments in joint ventures may involve risks, including the risk that the controlling joint venture partner may have business interests, strategies or goals that are inconsistent with ours, and the risk that business decisions or other actions or omissions of the controlling joint venture partner or the joint venture company may result in harm to our reputation or adversely affect the value of our investment in the joint venture.

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

Changes in the distribution and sales channels on which we depend could reduce our revenues and hinder our growth. We derive nearly all of our fund sales through broker/dealers and other similar investment advisers. Increasing competition for these distribution channels and recent regulatory initiatives have caused our distribution costs to rise and could cause further increases in the future or could otherwise negatively impact the distribution of our products. Higher distribution costs lower our net revenues and earnings. Additionally, recent consolidations in the broker/dealer industry could adversely impact our revenues and earnings. Moreover, if one or more of the major financial advisers who distribute our products were to cease operations or limit or otherwise end the distribution of our products, it could have a significant adverse impact on our revenues and earnings. There is no assurance we will continue to have access to the third-party broker/dealers and similar investment advisers that currently distribute our products, or continue to have the opportunity to offer all or some of our existing products through them. A failure to maintain strong business relationships with the major investment advisers who currently distribute our products may also impair our distribution and sales operations. Because we use broker/dealers and other similar investment advisers to sell our products, we do not control the ultimate investment recommendations given to clients. Any inability to access and successfully sell our products to clients through third-party distribution channels could have a negative effect on our level of assets under management, related revenues and overall business and financial condition.

Our increasing focus on international markets as a source of investments and sales of investment products subjects us to increased exchange rate and other risks in connection with earnings and income generated overseas. While we operate primarily in the United States, we also provide services and earn revenues in The Bahamas, Asia, Canada, Europe, Latin America, Africa, and Australia. As a result, we are subject to foreign exchange risk through our non-U.S. operations. While we have taken steps to reduce our exposure to foreign exchange risk, for example, by denominating a significant amount of our transactions in U.S. dollars, the situation may change in the future as our business continues to grow outside the United States. Stabilization or appreciation of the U.S. dollar could moderate revenues from sales of investment products internationally or could affect relative investment performance of certain funds invested in non-U.S. securities. Separately, management fees that we earn tend to be higher in connection with international assets under management than with U.S. assets under management. Consequently, a downturn in international markets could have a significant effect on our revenues and income. Moreover, as our business grows in non-U.S. markets, any business, economic, social or political unrest affecting these markets, in addition to any direct consequences such unrest may have on our personnel and facilities located in the affected area, may also have a more lasting impact on the long-term investment climate in these and other areas and, as a result, our assets under management and the corresponding revenues and income that we generate from them may be negatively affected.

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

Our ability to successfully integrate widely varied business lines can be impeded by systems and other technological limitations. Our continued success in effectively managing and growing our business depends on our ability to integrate the varied accounting, financial, information, and operational systems of our various businesses on a global basis. Moreover, adapting or developing our existing technology systems to meet our internal needs, as well as client needs, industry demands and new regulatory requirements, is also critical for our business. The constant introduction of new technologies presents new challenges to us. We have an ongoing need to continually upgrade and improve our various technology systems, including our data processing, financial, accounting, and trading systems. Further, we also must be proactive and prepared to implement technology systems when growth opportunities present themselves, whether as a result of a business acquisition or rapidly increasing business activities in particular markets or regions. These needs could present operational issues or require, from time to time, significant capital spending. It also may require us to reevaluate the current value and/or expected useful lives of our technology systems, which could negatively impact our results of operations.

Our inability to successfully recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm, or legal liability. Should we experience a local or regional disaster or other business continuity problem, such as an earthquake, terrorist attack, pandemic or other natural or man-made disaster, our continued success will depend, in part, on the availability of our personnel, our office facilities, and the proper functioning of our computer, telecommunication and other related systems and operations. While our operational size, the diversity of locations from which we operate, and our redundant back-up systems provide us with a strong advantage should we experience a local or regional disaster or other business continuity event, we could still experience near-term operational challenges, in particular depending upon how a local or regional event may affect our human capital across our operations or with regard to particular segments of our operations, such as key executive officers or personnel in our technology group. Moreover, as we grow our operations in new geographic regions, the potential for particular types of natural or man-made disasters, political, economic or infrastructure instabilities, or other country- or region-specific business continuity risks increases. Past disaster recovery efforts have demonstrated that even seemingly localized events may require broader disaster recovery efforts throughout our operations and, consequently, we regularly assess and take steps to improve upon our existing business continuity plans and key management succession. However, a disaster on a significant scale or affecting certain of our key operating areas within or across regions, or our inability to successfully recover should we experience a disaster or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm, or legal liability.

Certain of the portfolios we manage, including our emerging market portfolios, are vulnerable to significant market-specific political, economic, or other risks, any of which may negatively impact our revenues and income. Our emerging market portfolios and revenues derived from managing these portfolios are subject to significant risks of loss from political, economic, and diplomatic developments, currency fluctuations, social instability, changes in governmental policies, expropriation, nationalization, asset confiscation and changes in legislation related to foreign ownership. International trading markets, particularly in some emerging market countries, are often smaller, less liquid, less regulated and significantly more volatile than those in the U.S.

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

Regulatory and governmental examinations and/or investigations, civil litigation relating to previously-settled regulatory and governmental investigations, and the legal risks associated with our business, could adversely impact our assets under management, increase costs and negatively impact our profitability and/or our future financial results. From time to time we may receive requests for documents or other information from governmental authorities or regulatory bodies or we also may become the subject of governmental or regulatory investigations and/or examinations. Moreover, governmental or regulatory investigations or examinations that have been inactive could become active. We may be obligated, and under our standard form of indemnification agreement with certain officers and directors in some instances, we are obligated, or we may choose, to indemnify directors, officers, or employees against liabilities and expenses they may incur in connection with such matters to the extent permitted under applicable law. In addition, we have been named as a defendant in shareholder class action and derivative lawsuits, as well as in fund derivative lawsuits, which relate to previously settled regulatory and governmental investigations. While management believes that the claims made in these lawsuits are without merit, and intends to defend against them vigorously, litigation typically is an expensive process. Risks associated with legal liability often are difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time. Moreover, settlements or judgments against us have the potential of being substantial if we are unsuccessful in settling or otherwise resolving matters early in the process and/or on favorable terms. Eventual exposures from and expenses incurred relating to current and future litigation, investigations, examinations and settlements could adversely impact our assets under management, increase costs and negatively impact our profitability and/or our future financial results. Judgments or findings of wrongdoing by regulatory or governmental authorities or in civil litigation against us could affect our reputation, increase our costs of doing business and/or negatively impact our revenues, any of which could have a material negative impact on our financial results.

Our ability to meet cash needs depends upon certain factors, including our asset value, credit worthiness and the market value of our stock. Our ability to meet anticipated cash needs depends upon factors including our asset value, our creditworthiness as perceived by lenders and the market value of our stock. Similarly, our ability to securitize and hedge future loan portfolios and credit card receivables, and to obtain continued external sales commission financing for certain Class B and C shares, is also subject to the market’s perception of those assets, finance rates offered by competitors, and the general market for private debt. If we are unable to obtain these funds and financing, we may be forced to incur unanticipated costs or revise our business plans.

Our ability to access the capital markets in a timely manner should we seek to do so depends on a number of factors. Our access to the capital markets depends significantly on our credit ratings. A reduction in our long- or short-term credit ratings could increase our borrowing costs and limit our access to the capital markets. The current levels of unprecedented volatility in the global financing markets may also impact our ability to access the capital markets should we seek to do so. Continued volatility in the global financial markets could have an adverse affect on investors’ willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. If we are unable to access capital markets in a timely manner our business could be adversely impacted.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We conduct our worldwide operations using a combination of leased and owned facilities. While we believe we have sufficient facilities to conduct our business at present, we will continue to lease, acquire and dispose of facilities throughout the world as necessary.

We lease space in various states in the United States, including California, Connecticut, Delaware, Florida, New Jersey, New York, Utah and the District of Columbia, and in various non-U.S. locations, including Australia, Austria, Belgium, Brazil, Canada, China (including Hong Kong), France, Germany, India, Ireland, Italy, Japan, Korea, Luxembourg, Mexico, The Netherlands, Poland, Russia, Singapore, South Africa, Spain, Sweden, Switzerland, Turkey, United Arab Emirates, the United Kingdom (including England and Scotland), and Vietnam. As of September 30, 2008, we leased and occupied approximately 1,255,000 square feet of space. We have also leased and subsequently subleased to third parties a total of 183,000 square feet of excess leased space.

In addition, we own four buildings in San Mateo, California, five buildings near Sacramento, California, five buildings in St. Petersburg, Florida, three buildings in Hyderabad, India and one building in Nassau, The Bahamas, as well as space in office buildings in Argentina, India and Singapore. The buildings we own consist of approximately 1,896,000 square feet of space. We have leased to third parties approximately 185,000 square feet of excess owned space. We are also constructing a new building in Hyderabad, India, which, following its anticipated completion in January 2009, will accommodate approximately 900 employees. This building is a part of our Hyderabad campus that we opened in January 2007.

Generally, we perform operations related to our investment management and related services and banking/finance business segments across the same locations.

Item 3.	Legal Proceedings.

The information set forth in response to this Item 3 of Regulation S-K under “Legal Proceedings” is incorporated by reference from the “Legal Proceedings” section in Note 14 – Commitments and Contingencies in the Notes to the Consolidated Financial Statements in Item 8 of Part II of this Form 10-K, which is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders.

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of the security holders of the Company.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) to Form 10-K, the following description of our executive officers is included as an unnumbered item in Part I of this report in lieu of being included in our definitive proxy statement for our annual meeting of stockholders. Set forth below are the name, age, present title, and certain other information for each of our executive officers as of November 15, 2008. Each executive officer is appointed by the Company’s Board of Directors and holds his/her office until the earlier of his/her death, resignation, retirement, disqualification or removal.

VIJAY C. ADVANI

AGE 47

Executive Vice President–Global Distribution of the Company since June 2008, and formerly Executive Vice President–Global Advisor Services of the Company from December 2005 to June 2008; officer and/or director of various subsidiaries of the Company; employed by the Company or its subsidiaries in various other capacities for more than the past five years.

PENELOPE S. ALEXANDER

AGE 48

Vice President, Human Resources–U.S. of the Company since May 2003; Senior Vice President, Human Resources–U.S. of Franklin Templeton Companies, LLC, a subsidiary of the Company; employed by the Company or its subsidiaries in various other capacities for more than the past five years.

JENNIFER J. BOLT

AGE 44

Executive Vice President–Operations and Technology of the Company since December 2005; formerly, Senior Vice President and Chief Information Officer of the Company from May 2003 to December 2005; officer of the Company for more than the past five years; officer or director of various subsidiaries of the Company. Director, Keynote Systems, Inc. since April 2004.

NORMAN R. FRISBIE, JR.

AGE 41

Senior Vice President and Chief Administrative Officer of the Company since December 2005; Senior Vice President of FTDI, a subsidiary of the Company, since June 2003; employed by the Company or its subsidiaries in various other capacities for more than the past five years.

HOLLY E. GIBSON

AGE 42

Vice President, Corporate Communications of the Company since May 2003, and Director of Corporate Communications for more than the past five years.

DONNA S. IKEDA

AGE 52

Vice President, Human Resources–International of the Company since May 2003; formerly, Vice President–Human Resources of the Company; officer of the Company for more than the past five years; Senior Vice President, Human Resources–International of Franklin Templeton Companies, LLC, a subsidiary of the Company.

CHARLES B. JOHNSON

AGE 75

Chairman of the Board since December 1999 and director of the Company since 1969; formerly, Chief Executive Officer of the Company; officer and/or director of various subsidiaries of the Company; officer and/or director or trustee of various investment companies managed or advised by subsidiaries of the Company.

GREGORY E. JOHNSON

AGE 47

President of the Company since December 1999 and Chief Executive Officer of the Company since January 2004; officer and/or director of various subsidiaries of the Company.

RUPERT H. JOHNSON, JR.

AGE 68

Vice Chairman since December 1999 and director of the Company since 1969; officer and/or director of various subsidiaries of the Company; officer and/or director or trustee of various investment companies managed or advised by subsidiaries of the Company.

LESLIE M. KRATTER

AGE 63

Senior Vice President of the Company since 2000 and Assistant Secretary of the Company since October 2003; formerly, Secretary of the Company from March 1998 to October 2003 and Vice President of the Company from March 1993 to 2000; officer and/or director of various subsidiaries of the Company.

KENNETH A. LEWIS

AGE 47

Executive Vice President of the Company since October 2007 and Chief Financial Officer of the Company since October 2006; formerly Senior Vice–President and Treasurer of the Company from October 2006 to October 2007, Vice President–Enterprise Risk Management of the Company from April 2006 to October 2006 and Vice President and Treasurer of the Company from June 2002 to April 2006; officer and/or director of various subsidiaries of the Company for more than the past five years.

JOHN M. LUSK

AGE 50

Executive Vice President–Portfolio Operations of the Company since December 2005; formerly, Vice President of the Company from January 2004 to December 2005; officer and/or director of various subsidiaries of the Company; employed by the Company or its subsidiaries in various other capacities for more than the past five years.

MURRAY L. SIMPSON

AGE 71

Executive Vice President of the Company since January 2000; formerly, General Counsel of the Company from January 2000 to August 2005; officer or director of various subsidiaries of the Company; formerly an officer of various investment companies of Franklin Templeton Investments.

CRAIG S. TYLE

AGE 48

Executive Vice President and General Counsel of the Company since August 2005; formerly, a partner at Shearman & Sterling LLP (a law firm) from March 2004 to July 2005 and General Counsel for the Investment Company Institute (a trade group for the U.S. fund industry) from September 1997 through March 2004; officer of various investment companies of Franklin Templeton Investments.

WILLIAM Y. YUN

AGE 49

Executive Vice President–Alternative Strategies of the Company since June 2008, and formerly Executive Vice President–Institutional of the Company from December 2005 to June 2008; President of Fiduciary Trust, a subsidiary of the Company, from 2000 to December 2005; officer and/or director of other subsidiaries of the Company; employed by the Company or its subsidiaries in various other capacities since the acquisition of Fiduciary Trust in April 2001.

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

Our common stock is traded on the NYSE under the ticker symbol “BEN”. On September 30, 2008, the closing price of our common stock on the NYSE was $88.13 per share. At October 31, 2008, there were approximately 5,130 stockholders of record of our common stock.

The following table sets forth the high and low sales prices for our common stock on the NYSE for each full quarterly period of the two most recently completed fiscal years of the Company.

	2008 Fiscal Year		2007 Fiscal Year
Quarter	High	Low	High	Low
October-December	$143.08	$108.46	$114.98	$103.50
January-March	$114.49	$86.06	$126.71	$111.31
April-June	$108.00	$91.21	$139.32	$118.80
July-September	$113.70	$81.39	$145.59	$113.08

We declared regular cash dividends of $0.80 per share (or $0.20 per share per quarter) in fiscal year 2008 and $0.60 per share (or $0.15 per share per quarter) in the fiscal year ended September 30, 2007. We currently expect to continue paying comparable cash dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.

The equity compensation plan information called for by Item 201(d) of Regulation S-K is set forth in Part III, Item 12 of this Form 10-K under the heading “Equity Compensation Plan Information.”

The following table provides information with respect to the shares of common stock we purchased during the three months ended September 30, 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2008 through July 31, 2008	400,073	$90.23	400,073	7,030,431
August 1, 2008 through August 31, 2008	702,751	$99.85	702,751	6,327,680
September 1, 2008 through September 30, 2008	1,266,689	$94.59	1,266,689	5,060,991

Total	2,369,513		2,369,513

Under our stock repurchase program, we can repurchase shares of the Company’s common stock from time to time in the open market and in private transactions in accordance with applicable laws and regulations, including without limitation applicable federal securities laws. From time to time we have announced the existence of the Company’s continuing policy of repurchasing shares of its common stock, including recent announcements made in July 2006, June 2007 and January 2008. From fiscal year 2002 through 2008, our Board of Directors had authorized and approved the repurchase of up to 60.0 million shares of our common stock under our stock repurchase program of which approximately 5.1 million shares of our common stock remained available for repurchase at September 30, 2008. Our stock repurchase program is not subject to an expiration date. There were no unregistered sales of equity securities during the period covered by this report.

Item 6.	Selected Financial Data.

FINANCIAL HIGHLIGHTS

as of and for the fiscal years ended September 30,	2008	2007	2006	2005	2004
Summary of Operations (in millions)
Operating revenues	$6,032.4	$6,205.8	$5,050.7	$4,310.1	$3,438.2
Net income	1,588.2	1,772.9	1,267.6	1,057.6	706.7

Financial Data (in millions)
Total assets	$9,176.5	$9,932.3	$9,499.9	$8,893.9	$8,227.8
Long-term debt[1]	156.4	162.1	627.9	1,208.4	1,196.4
Stockholders’ equity	7,074.4	7,332.3	6,684.7	5,684.4	5,106.8
Operating cash flows	1,409.2	1,673.6	1,277.9	850.0	929.7

Assets Under Management (in billions)
Ending	$507.3	$645.9	$511.3	$453.1	$361.9
Simple monthly average	604.9	582.0	482.4	410.8	340.2

Per Common Share
Earnings
Basic	$6.72	$7.11	$4.97	$4.22	$2.84
Diluted	6.67	7.03	4.86	4.06	2.75
Cash dividends	0.80	0.60	0.48	2.40	0.34
Book value	30.39	29.87	26.40	22.49	20.45

Employee Headcount	8,809	8,699	7,982	7,156	6,696

[1]	Includes non-current portion of Federal Home Loan Bank advances classified as banking/finance liabilities on our Consolidated Balance Sheets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In this section, we discuss and analyze the results of operations and financial condition of Franklin Resources, Inc. (the “Company”) and its subsidiaries (collectively, “Franklin Templeton Investments”). In addition to historical information, we also make statements relating to the future, called “forward-looking” statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will”, “may”, “could”, “expect”, “believe”, “anticipate”, “intend”, or other similar words. Moreover, statements that speculate about future events are forward-looking statements. These forward-looking statements involve a number of known and unknown risks, uncertainties and other important factors that could cause the actual results and outcomes to differ materially from any future results or outcomes expressed or implied by such forward-looking statements. You should carefully review the “Risk Factors” section set forth in Item 1A of this Annual Report on Form 10-K and in any more recent filings with the U. S. Securities and Exchange Commission (the “SEC”), each of which describe these risks, uncertainties and other important factors in more detail. While forward-looking statements are our best prediction at the time that they are made, you should not rely on them. If a circumstance occurs after the date of this Annual Report on Form 10-K that causes any of our forward-looking statements to be inaccurate, we do not have an obligation, and we undertake no obligation, to announce publicly the change to our expectations, or to make any revisions to our forward-looking statements, unless required by law.

Overview

We are a global investment management company and derive the majority of our operating revenues and net income from providing investment management and related services to our retail mutual funds, and to institutional, high net-worth, and separately-managed accounts and other investment products. Our services include fund administration, shareholder services, transfer agency, underwriting, distribution, custodial, trustee and other fiduciary services Our sponsored investment products and investment management and related services are distributed or marketed to the public globally under six distinct brand names: Franklin, Templeton, Mutual Series, Bissett, Fiduciary Trust and Darby.

We offer a broad range of sponsored investment products under equity, hybrid, fixed-income and money market categories that meet a wide variety of specific investment needs of individual and institutional investors.

The level of our revenues depends largely on the level and relative mix of assets under management. As noted in the “Risk Factors” section set forth above in Item 1A of this Annual Report on Form 10-K, the amount and mix of our assets under management are subject to significant fluctuations and could negatively impact our revenues and income. To a lesser degree, our revenues also depend on the level of mutual fund sales and the number of mutual fund shareholder accounts. The fees charged for our services are based on contracts with our sponsored investment products or our clients. These arrangements could change in the future.

Our secondary business is banking/finance. Our banking/finance group offers retail banking and consumer lending services and private banking services to high net-worth clients. Our consumer lending and retail banking activities include automobile lending related to the purchase, securitization, and servicing of retail installment sales contracts originated by independent automobile dealerships, consumer credit and debit cards, real estate equity lines and home equity/mortgage lending.

During fiscal year 2008, we operated in a period of sustained volatility in global financial markets, which resulted from the continuing credit crisis in the United States. During 2008, major banks and other financial institutions reported significant losses and write-downs on assets due to substantial increases in mortgage defaults and foreclosure activities. This also led to a loss of confidence by investors in the value of securitized mortgages and other credit-related market instruments. These events resulted in a severe liquidity problem in the banking sector, the collapse of several major financial institutions and a dramatic reduction in credit availability. In the United States, the financial markets remained under duress due to the crisis and poor economic outlook.

In September 2008, the liquidity and credit problem spread throughout the global financial market and evolved into a global financial crisis. Global markets have experienced unprecedented volatility. The value of equities outside the U.S. declined significantly, with appreciation of the U.S. dollar magnifying the losses in dollar terms. Although the U.S. and international governments coordinated efforts to stabilize the financial markets, the economic outlook was still uncertain and the global equity markets remained volatile.

Our total assets under management declined 21% during fiscal year 2008, with over half of the decrease occurring in the fourth quarter. The negative market performance resulted in lower equity valuations, and $123.4 million of depreciation in our products for the year. Additionally, a shift in investor demand away from equities to lower risk investments led to a 37% increase in redemptions, although sales decreased only slightly.

Net income decreased during the year, which was primarily the result of a decrease in other income, net. Diluted earnings per share also decreased, mainly resulting from the lower net income, partially offset by repurchases of shares of our common stock.

Despite the ongoing financial crisis, the performance of our sponsored investment products, in particular fixed-income funds, was strong on a relative basis. Our simple monthly average assets under management increased 4% during fiscal year 2008, and our operating income increased 2%. We attribute this to the high level of assets under management at the beginning of our fiscal year, the diversification of our products and customer base and successful marketing campaigns. We have also taken steps to manage our business and our cost structure to respond to the market conditions. On October 6, 2008, Standard & Poor’s raised our long- and short-term credit ratings to ‘AA-’ and ‘A-1+’ from ‘A+’ and ‘A-1’, respectively.

As fiscal year 2009 began, global markets continued to experience unprecedented volatility, and a challenging business climate is forecast for the foreseeable future. During October 2008, the market pressures resulted in a significant reduction in our assets under management, and accordingly, in our revenues and net income. We expect to continue to focus on the investment performance of our sponsored investment products and to provide high quality customer service to our clients. While we are focused on reducing costs, we will also seek to attract, retain and develop employees and invest in systems and technology that will provide secure, stable environments and economies of scale. We will continue to protect and further our brand recognition while developing and maintaining broker/dealer and client relationships. The success of these and other strategies may be influenced by the factors discussed in Item 1A Risk Factors of this Annual Report, and other factors as discussed herein.

Results of Operations

(dollar amounts in millions except per share data)

for the fiscal years ended September 30,	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Operating Income	$2,099.0	$2,067.5	$1,633.4	2%	27%
Net Income	1,588.2	1,772.9	1,267.6	(10)%	40%
Earnings Per Share
Basic	$6.72	$7.11	$4.97	(5)%	43%
Diluted	6.67	7.03	4.86	(5)%	45%
Operating Margin[1]	35%	33%	32%

[1]	Defined as operating income divided by total operating revenues.

Operating income increased in fiscal year 2008, consistent with a 3% decrease in operating revenues and a 5% decrease in operating expenses. We experienced a period of sustained volatility in financial markets in fiscal 2008. Nonetheless, our operating revenues remained stable. In addition, we have taken steps to manage our business and our cost structure to respond to the market conditions.

Net income decreased in fiscal year 2008, primarily due to a 65% decline in other income, net. The decrease in other income, net reflects a 38% decrease in investment and other income, net primarily due to lower realized gains on sale of investment securities, a decline in income from our investments in equity method investees, and lower interest and dividend income. Also contributing to the decrease in other income, net were net losses recognized by our consolidated sponsored investment products in fiscal year 2008, as compared to net gains in the prior fiscal year. The decrease in other income, net was partially offset by a 3% increase in investment management fees.

Diluted earnings per share decreased in fiscal year 2008, consistent with the decrease in net income, partially offset by a 5% decrease in diluted average common shares outstanding primarily resulting from the Company’s repurchase of shares of our common stock.

Net income increased in fiscal year 2007 primarily due to increased fees for providing investment management and fund administration services, reflecting a 21% increase in our simple monthly average assets under management, and a 97% increase in other income, net primarily due to an increase in realized gains on sale of investments and higher gains from our consolidated sponsored investment products. These increases were partially offset by higher compensation and benefits expenses.

Diluted earnings per share increased in fiscal year 2007, consistent with the increase in net income and a decrease in diluted weighted-average common stock outstanding. Diluted weighted-average common stock outstanding was higher in the fiscal year ended September 30, 2006 (the “fiscal year 2006”) than in fiscal year 2007 primarily due to the repurchase of shares of our common stock and the conversion of Liquid Yield Notes (“zero coupon convertible senior notes”) into shares of our common stock during fiscal year 2006.

Assets Under Management

Assets under management by investment objective were as follows:

(dollar amounts in billions)

as of September 30,	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Equity
Global/international	$190.3	$286.7	$217.6	(34)%	32%
Domestic (U.S.)	72.9	100.5	84.4	(27)%	19%

Total equity	263.2	387.2	302.0	(32)%	28%
Hybrid	93.9	117.2	90.6	(20)%	29%
Fixed-Income
Tax-free	59.7	59.0	55.6	1%	6%
Taxable
Global/international	52.7	44.3	25.5	19%	74%
Domestic (U.S.)	30.5	31.8	32.4	(4)%	(2)%

Total fixed-income	142.9	135.1	113.5	6%	19%
Money Market	7.3	6.4	5.2	14%	23%

Total	$507.3	$645.9	$511.3	(21)%	26%

Simple Monthly Average for the Year[1]	$604.9	$582.0	$482.4	4%	21%

[1]	Investment management fees from approximately 54% of our assets under management at September 30, 2008 were calculated using daily average assets under management.

Our assets under management at September 30, 2008 were 21% lower than they were at September 30, 2007 primarily due to market depreciation of $123.4 billion during fiscal year 2008, as compared to market appreciation of $93.4 billion during fiscal year 2007. Simple monthly average assets under management, which are generally more indicative of trends in revenue for providing investment management and fund administration services than the year over year change in ending assets under management, increased by 4% during fiscal year 2008, as compared to fiscal year 2007.

The simple monthly average mix of assets under management is shown below. The change in mix during fiscal year 2008 is reflective of investor shifts to fixed-income products resulting from equity market declines and volatility.

for the fiscal years ended September 30,	2008	2007	2006
Equity	57%	60%	59%
Hybrid	18%	18%	17%
Fixed-income	24%	21%	23%
Money market	1%	1%	1%

Total	100%	100%	100%

Assets under management by sales region were as follows:

(dollar amounts in billions)

as of September 30,	2008	% of Total	2007	% of Total	2006	% of Total
United States	$376.6	74%	$467.2	72%	$385.4	75%
Europe[1]	53.6	11%	76.6	12%	55.8	11%
Asia-Pacific[2]	42.9	8%	54.2	8%	32.3	6%
Canada	34.2	7%	47.9	8%	37.8	8%

Total	$507.3	100%	$645.9	100%	$511.3	100%

[1]	Europe sales region includes Middle East and Africa.
[2]	Asia-Pacific sales region includes Latin America.

As shown in the table directly above, 74% of our assets under management as of September 30, 2008 originated from our U.S. sales region. In addition, 63% of our operating revenues originated from our U.S. operations in fiscal year 2008. Due to the global nature of our business operations, investment management and related services may be performed in locations unrelated to the sales region.

Components of the change in our assets under management were as follows:

(dollar amounts in billions)

for the fiscal years ended September 30,	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Beginning assets under management	$645.9	$511.3	$453.1	26%	13%
Sales	181.5	185.5	128.8	(2)%	44%
Redemptions	(190.4)	(139.0)	(116.6)	37%	19%

Net new flows	(8.9)	46.5	12.2	NM	281%
Reinvested distributions	28.9	20.7	13.9	40%	49%

Net flows	20.0	67.2	26.1	(70)%	157%
Distributions	(35.2)	(26.0)	(17.3)	35%	50%
(Depreciation) appreciation and other	(123.4)	93.4	49.4	NM	89%

Ending Assets Under Management	$507.3	$645.9	$511.3	(21)%	26%

Our assets under management decreased in fiscal year 2008 as global financial markets were significantly affected by the credit crisis and resulting financial crisis. The resulting market declines and volatility resulted in a shift in investor demand away from equities to lower risk investments. Despite this unsettled environment the level of product sales in fiscal year 2008 decreased only slightly from fiscal year 2007 levels. However, the level of redemptions increased 37%, resulting in $8.9 million of negative net flows for the year. The declining performance of global equity markets also resulted in lower equity valuations, reflected in the $123.4 million of depreciation experienced by our products. During the more favorable market period of fiscal year 2007 our products experienced growth in net new flows and increased market appreciation.

Investment Management Fee Rate

The following table presents industry asset-weighted average management fee rates1. Our actual effective investment management fee rates may vary from these rates.

for the fiscal years ended September 30,	Industry Average 2008	Industry Average 2007	Industry Average 2006
Equity
Global/international	0.60%	0.63%	0.67%
Domestic (U.S.)	0.47%	0.47%	0.50%
Hybrid	0.38%	0.38%	0.38%
Fixed-Income
Tax-free	0.37%	0.38%	0.40%
Taxable
Global/international	0.56%	0.55%	0.56%
Domestic (U.S.)	0.37%	0.37%	0.39%
Money Market	0.22%	0.22%	0.24%

[1]

Industry asset-weighted average management fee rates were calculated using information available from Lipper® Inc. at September 30, 2008 and include all U.S.-registered open-end funds that reported expense data to Lipper Inc. as of the funds’ most recent annual report date, and for which expenses were equal to or greater than zero. As defined by Lipper Inc., management fees include fees from providing advisory and fund administration services. The averages combine retail and institutional funds data and include all share classes and distribution channels, without exception. Variable annuity products are not included.

For fiscal year 2008, our effective investment management fee rate (investment management fees divided by simple monthly average assets under management) decreased to 0.609% from 0.614% for fiscal year 2007. The decrease was primarily due to a shift in the mix of assets under management from equity products towards fixed-income products. This change mainly resulted from depreciation and net new outflows of equity products, partially offset by net new inflows of fixed-income products during fiscal year 2008. Generally, investment management fees earned on equity products are higher than fees earned on fixed-income products.

Our effective investment management fee rate was 0.614% for fiscal years 2007 and 2006. The effective investment management fee rate remained unchanged primarily due to a favorable change in the mix of assets under management, resulting from higher net new flows and greater appreciation for equity and hybrid products as compared to fixed-income products, which was offset by a decrease in performance fees resulting from the divestiture of assets under management of a former subsidiary at October 1, 2006.

Operating Revenues

The table below presents the percentage change in each revenue category and the percentage of total operating revenues represented by each revenue category.

	Percentage Change		Percentage of Total Operating Revenues
for the fiscal years ended September 30,	2008 vs. 2007	2007 vs. 2006	2008	2007	2006
Investment management fees	3%	21%	61%	58%	59%
Underwriting and distribution fees	(12)%	30%	33%	37%	35%
Shareholder servicing fees	4%	7%	5%	4%	5%
Consolidated sponsored investment products income, net	40%	1%	—	—	—
Other, net	(33)%	9%	1%	1%	1%

Total Operating Revenues	(3)%	23%	100%	100%	100%

Investment Management Fees

Investment management fees are generally calculated under contractual arrangements with our sponsored investment products as a percentage of the market value of assets under management. Annual rates vary by investment objective and type of services provided.

Investment management fees increased in fiscal year 2008 resulting from a 4% increase in simple monthly average assets under management, partially offset by a decrease in our effective investment management fee rate resulting from a shift in simple monthly average mix of assets under management from equity products towards fixed-income products, which generally carry lower investment management fees.

Investment management fees increased in fiscal year 2007 consistent with a 21% increase in simple monthly average assets under management and a constant effective investment management fee rate.

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

Globally, our mutual funds and certain other products generally pay us distribution fees in return for sales, marketing and distribution efforts on their behalf. Specifically, the majority of U.S.-registered mutual funds, with the exception of certain of our money market mutual funds, have adopted distribution plans (the “Plans”) under Rule 12b-1 promulgated under the Investment Company Act of 1940, as amended (“Rule 12b-1”). The Plans permit the mutual funds to bear certain expenses relating to the distribution of their shares, such as expenses for marketing, advertising, printing and sales promotion, subject to the Plans’ limitations on amounts. The individual Plans set a percentage limit for Rule 12b-1 expenses based on average daily net assets under management of the mutual fund. Similar arrangements exist for the distribution of our non-U.S. funds and where, generally, the distributor of the funds in the local market arranges for and pays commissions.

We pay a significant portion of underwriting and distribution fees to the financial advisers and other intermediaries who sell our sponsored investment products to the public on our behalf. See the description of underwriting and distribution expenses below.

Overall, underwriting and distribution fees decreased in fiscal year 2008. Underwriting fees decreased 32% primarily due to a 19% decrease in gross sales of Class A shares, mainly in the United States, and a shift in sales of equity products to fixed-income products, which typically generate lower underwriting fees. Distribution fees increased 1% primarily due to a 4% increase in simple monthly average assets under management, partially offset by a shift in simple monthly average mix of assets under management from equity products to fixed-income products. Distribution fees are generally higher for equity products, as compared to fixed-income products.

Underwriting and distribution fees increased in fiscal year 2007. Underwriting fees increased 36% primarily due to a 44% increase in gross product sales, including product sales that do not generate underwriting and distribution revenues. Distribution fees increased 26% consistent with a 21% increase in simple monthly average assets under management and an increase in equity products as compared to fixed-income products in the simple monthly average mix of assets under management.

Shareholder Servicing Fees

Shareholder servicing fees are generally fixed charges per shareholder account that vary with the particular type of fund and the service being rendered. In some instances, we charge sponsored investment products these fees based on the level of assets under management. We receive fees as compensation for providing transfer agency services, which include providing customer statements, transaction processing, customer service, and tax reporting. In the United States, transfer agency service agreements provide that accounts closed in a calendar year generally remain billable at a reduced rate through the second quarter of the following calendar year. In Canada, such agreements provide that accounts closed in the calendar year remain billable for four months after the end of the calendar year. Accordingly, the level of fees will vary with the growth in new accounts and the level of closed accounts that remain billable. Approximately 1.7 million accounts closed in the U.S. during calendar year 2007 were no longer billable effective July 1, 2008, as compared to approximately 1.5 million accounts closed during calendar year 2006 that were no longer billable effective July 1, 2007. Approximately 237 thousand accounts closed in Canada during calendar year 2007 were no longer billable effective May 1, 2008, as compared to approximately 300 thousand accounts closed during calendar year 2006 that were no longer billable effective May 1, 2007.

Shareholder servicing fees increased in fiscal years 2008 and 2007 primarily due to 7% and 14% increases in simple monthly average billable shareholder accounts, partially offset by an increase in shareholder accounts originated in Asia that are billable at a lower rate.

Consolidated Sponsored Investment Products Income, Net

Consolidated sponsored investment products income, net reflects the net investment income, including dividend and interest income, of sponsored investment products that we consolidate in our financial statements.

Consolidated sponsored investment products income, net increased in fiscal years 2008 and 2007. The increases reflect the investment performance and the net asset balances of the specific sponsored investment products that we consolidate each period.

Other, Net

Other, net revenue primarily consists of revenues from the banking/finance operating segment as well as income from custody services. Revenues from the banking/finance operating segment include interest income on loans, servicing income, and investment income on banking/finance investment securities, including realized and unrealized gains (losses) on investments, and are reduced by interest expense and the provision for loan losses.

Other, net revenue decreased in fiscal year 2008 primarily due to increased net realized and unrealized losses on investments and provisions for loan losses, partially offset by an increase in interest income from automobile loans.

Other, net revenue increased in fiscal year 2007 primarily due to higher gains relating to securitizations of automobile loans, interest income on debt securities, and servicing fees from automobile loans, partially offset by a decrease in interest income related to our consumer lending business.

Operating Expenses

The table below presents the percentage change in each expense category and the percentage of total operating expenses represented by each expense category.

	Percentage Change		Percentage of Total Operating Expenses
for the fiscal years ended September 30,	2008 vs. 2007	2007 vs. 2006	2008	2007	2006
Underwriting and distribution	(10)%	32%	49%	52%	48%
Compensation and benefits	4%	15%	28%	26%	27%
Information systems, technology and occupancy	1%	5%	8%	8%	9%
Advertising and promotion	(3)%	21%	5%	5%	5%
Amortization of deferred sales commissions	13%	22%	5%	4%	4%
Impairment of intangible assets	—	(100)%	—	—	2%
Other	(17)%	27%	5%	5%	5%

Total Operating Expenses	(5)%	21%	100%	100%	100%

Underwriting and Distribution

Underwriting and distribution expenses include payments to financial advisers and other third parties for providing sales, marketing and distribution services to investors in our sponsored investment products. The decrease in underwriting and distribution expenses in fiscal year 2008 and increase in fiscal year 2007 are consistent with the changes in underwriting and distribution revenues during both periods. Underwriting and distribution expenses for fiscal year 2007 included a one-time distribution charge of $12.7 million related to the termination of certain limited partnerships in Canada.

Compensation and Benefits

Compensation and benefit expenses increased in fiscal year 2008 primarily due to annual merit salary adjustments that were effective December 1, 2007 and higher staffing levels. Another contributing factor was an increase in bonus expense, primarily resulting from the impact of adopting Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, in October 2006. These increases were partially offset by a one-time pre-tax charge of $16.4 million recorded in fiscal year 2007 and a decrease in costs related to matching contributions under our amended and restated 1998 Employee Stock Investment Plan.

Compensation and benefit expenses increased in fiscal year 2007 primarily due to an increase in bonus expense, including bonus expense under the Amended and Restated Annual Incentive Compensation Plan (the “AIP”), pursuant to which bonus awards have been made, based, in part, on our performance. The increase also reflected annual merit salary adjustments that were effective December 1, 2006 and higher staffing levels. In fiscal year 2007, we recorded additional expenses for the repurchase of stock-based compensation awards that previously had been recognized as a charge to capital in excess of par value, and for certain employee costs incurred in a business combination that previously had been recognized as goodwill, partially offset by a reduction to expenses for a previously unrecognized receivable for the estimated refundable portion of workers’ compensation premiums. The impact of these adjustments resulted in an additional non-cash charge of $16.4 million pre-tax to compensation and benefits in fiscal year 2007.

We continue to place a high emphasis on our pay for performance philosophy. As such, any changes in the underlying performance of our sponsored investment products or changes in the composition of our incentive compensation offerings could have an impact on compensation and benefits going forward. However, in order to attract and retain talented individuals, our level of compensation and benefits may increase more quickly or decrease more slowly than our revenue. We employed approximately 8,800 people at September 30, 2008, as compared to approximately 8,700 at September 30, 2007.

Information Systems, Technology and Occupancy

Information systems, technology and occupancy costs increased slightly in fiscal year 2008 primarily due to higher occupancy costs related to our existing offices as well as global expansion. This increase was partially offset by a decrease in external data services costs and technology consulting costs.

Information systems, technology and occupancy costs increased in fiscal year 2007 primarily due to an increase in external data services costs, technology supplies and software, and higher occupancy costs related to our existing offices worldwide as well as global expansion.

Details of capitalized information systems and technology costs, which exclude occupancy costs, are shown below.

(in millions)

for the fiscal years ended September 30,	2008	2007	2006
Net carrying amount at beginning of period	$61.6	$44.9	$42.7
Additions during period, net of disposals and other adjustments	32.5	42.0	26.1
Amortization during period	(27.6)	(25.3)	(23.9)

Net Carrying Amount at End of Period	$66.5	$61.6	$44.9

Advertising and Promotion

Advertising and promotion expenses decreased in fiscal year 2008 primarily due to decreased printing and global media advertising and promotion costs. Advertising and promotion expenses increased in fiscal year 2007 primarily due to an increase in marketing support payments made to intermediaries who sell our sponsored investment products to the public on our behalf in the United States.

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

Amortization of Deferred Sales Commissions

Certain fund share classes sold globally, including Class C and Class R shares marketed in the United States, are sold without a front-end sales charge to shareholders, although our distribution subsidiaries pay an up-front commission to financial intermediaries on these sales. In addition, certain share classes, such as

Class A shares sold in the United States, are sold without a front-end sales charge to shareholders when minimum investment criteria are met, although our distribution subsidiaries pay an up-front commission to financial intermediaries on these sales. We defer all up-front commissions paid by our distribution subsidiaries and amortize them over the periods in which commissions are generally recovered from distribution and service fee revenues and contingent sales charges received from shareholders of the funds upon redemption of their shares. We evaluate DCA for recoverability on a periodic basis using undiscounted expected cash flows from the shares of mutual funds sold without a front-end sales charge.

The U.S. funds that had offered Class B shares and carried a deferred sales charge arrangement ceased offering these shares to new investors and existing shareholders at the end of fiscal year 2005. Existing Class B shareholders may continue to exchange shares into Class B shares of different funds and they may also continue to reinvest dividends on Class B shares in additional Class B shares. Historically, Class B and certain of our Class C deferred commission assets (“DCA”) arising from our U.S., Canadian and European operations have been financed through sales of related future revenue or other arrangements with Lightning Finance Company Limited (“LFL”), a company registered in Ireland in which we hold a 49% ownership interest. In December 2005, LFL transferred substantially all of its rights to this future revenue to Lightning Asset Finance Limited (“LAFL”), an Irish special purpose vehicle formed for this sole purpose, in which we also hold a 49% ownership interest. The holder of the 51% ownership interests in both LFL and LAFL is a subsidiary of an international banking institution which is not affiliated with the Company. As of December 2005, our DCA have been financed generally by an independent third party.

Under the U.S. financing arrangements, the funds contracted with our U.S. distributor, which in turn contracted with LFL. As a result of our significant interest in both LFL and LAFL we continue to carry the DCA generated in the United States on our Consolidated Balance Sheets until these assets are amortized or sold by LAFL. Neither we nor our distribution subsidiaries retain any direct ownership interest in the future revenue sold, and, therefore, the future revenue is not available to satisfy claims of our creditors or those of our distribution subsidiaries. In contrast to the U.S. arrangements, the arrangements outside the United States are, in most cases, direct agreements with our Canadian and European sponsored investment products, and, as a result, we do not record DCA from these sources in our Consolidated Financial Statements.

Amortization of deferred sales commissions increased in fiscal years 2008 and 2007. The increases were mainly due to higher product sales with up-front commissions in fiscal year 2007, primarily related to U.S. and Canadian funds.

Impairment of Intangible Assets

We completed our most recent annual impairment tests of goodwill and indefinite-lived intangible assets during the quarter ended December 31, 2007 and we determined that there was no impairment in the value of these assets as of October 1, 2007. We also believe, based on our October 1, 2008 impairment tests substantially completed to date, that goodwill and indefinite-lived intangible assets were not impaired as of September 30, 2008. In addition, no impairment loss in the value of goodwill and indefinite-lived intangible assets was recognized during fiscal year 2007. No impairment loss in the value of intangible assets subject to amortization was recognized during fiscal years 2008 and 2007.

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

Other operating expenses decreased in fiscal year 2008 primarily due to litigation costs incurred in the prior year and lower consulting and professional fees.

Other operating expenses increased in fiscal year 2007 primarily due to higher litigation costs, fund administration services fees payable to external parties and consulting and professional fees, including additional costs related to the distribution of market timing settlements.

Other Income (Expenses)

Other income (expenses) includes net realized and unrealized investment gains (losses) on consolidated sponsored investment products, investment and other income, net and interest expense from our investment management and related services business. Investment and other income, net is comprised primarily of income related to our investments, including interest and dividend income, realized gains and losses on sale of available-for-sale investment securities, income from equity method investees, and foreign currency exchange gains and losses.

Other income (expenses) decreased 65% in fiscal year 2008 primarily due to net losses recognized by our consolidated sponsored investment products, driven mainly by market value declines in equity products, as compared to net gains in the prior fiscal year. Net realized gains on sale of investment securities, available-for-sale, income from equity method investees, and interest and dividend income also declined primarily due to unfavorable market conditions.

Other income (expenses) increased 97% in fiscal year 2007 primarily due to higher realized gains on sale of investment securities, available-for-sale, gains on our consolidated sponsored investment products and income from equity method investees.

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

Our effective income tax rate for fiscal year 2008 was 28.99%, as compared to 28.08% in fiscal year 2007 and 30.94% in fiscal year 2006. The increase in fiscal year 2008 was primarily due to an income tax charge related to repatriated earnings of our non-U.S. subsidiaries and our mix of foreign earnings. The decrease in fiscal year 2007 was primarily due to a fiscal year 2006 income tax charge of $105.5 million related to repatriated earnings of our non-U.S. subsidiaries under the Jobs Act, partially offset by increases in income tax liabilities in certain U.S. state and local tax jurisdictions The effective income tax rate for future reporting periods will continue to reflect the relative contributions of non-U.S. earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income.

On October 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements for a tax position taken or expected to be taken in a tax return. The adoption of FIN 48 resulted in a net decrease to beginning retained earnings of $20.8 million, which was reflected as a cumulative effect of a change in accounting principle, with a corresponding $36.2 million increase to the liability for unrecognized tax benefits, a $3.8 million increase to accrued expenses for interest and penalties, and a $19.2 million increase to deferred tax assets. As of September 30, 2008, the gross amount of unrecognized tax benefits was approximately $67.9 million. If recognized, substantially all of this amount, net of any deferred tax benefits, would favorably affect our effective income tax rate in future periods.

During September 2008, we amended our repatriation plan for undistributed foreign earnings to include repatriation to the U.S. of the excess net earnings after debt service payments and regulatory capital requirements of our United Kingdom consolidated subsidiaries. As a result of the amendment, we recognized a provision for U.S. income taxes of $19.7 million and a net deferred income tax liability of $3.4 million in relation to $294.8 million of accumulated and current earnings from the United Kingdom, of which $210.9 million was repatriated as of September 30, 2008.

Liquidity and Capital Resources

The following table summarizes certain key financial data relating to our liquidity, capital resources and uses of capital:

(in millions)

as of and for the fiscal years ended September 30,	2008	2007	2006
Balance Sheet Data
Assets
Liquid assets	$5,443.6	$5,834.0	$5,347.8
Cash and cash equivalents	2,527.6	3,584.2	3,613.1
Liabilities
Debt
Commercial paper	$13.3	$—	$168.1
Medium-term notes	—	420.0	420.0
Variable funding notes	28.6	240.8	232.3
Federal Home Loan Bank advances	109.0	—	—
Other long-term debt	118.4	162.1	207.9

Total debt	$269.3	$822.9	$1,028.3
Cash Flow Data
Operating cash flows	$1,409.2	$1,673.6	$1,277.9
Investing cash flows	(1,096.1)	(306.2)	36.5
Financing cash flows	(1,300.0)	(1,449.2)	(853.4)

Liquid assets consist of cash and cash equivalents, current receivables, and current investments (trading, available-for-sale and other). Cash and cash equivalents include cash on hand, demand deposits with banks, federal funds sold, time deposits and debt instruments with maturities of three months or less at the purchase date and other highly liquid investments, including money market funds, which are readily convertible into cash. Cash and cash equivalents at September 30, 2008 decreased primarily due to a $790.0 million increase in net cash used in investing activities and a $264.4 million decrease in net cash provided by operating activities. At September 30, 2008, the percentage of cash and cash equivalents held by our U.S. and non-U.S. operations were approximately 51% and 49%, as compared to approximately 57% and 43% at September 30, 2007. The percentage of cash and cash equivalents held by our U.S. operations decreased primarily due to the repayment of medium-term notes as discussed below under “Uses of Capital”.

The decrease in total debt outstanding during fiscal year 2008 primarily relates to repayments of medium-term notes and variable funding notes, and amortization of other long-term debt, partially offset by new Federal Home Loan Bank advances and commercial paper issuances.

We experienced a decrease in net cash provided by operating activities in fiscal year 2008, primarily due to an increase in trading securities and a decrease in proceeds from the securitization of loans held for sale, partially offset by lower originations of loans held for sale. Net cash outflows in investing activities were primarily due to purchases of investments exceeding liquidations. Net cash used in financing activities was slightly lower in fiscal year 2008 primarily due to an increase in minority interest cash receipts in our consolidated sponsored investment products and bank deposits, partially offset by higher payments on debt in excess of proceeds and an increase in common stock repurchases.

Capital Resources

Notwithstanding current market credit and liquidity conditions, we believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets, continuing cash flows from operations, borrowing capacity under current credit facilities and the ability to issue debt or equity securities. In particular, we expect to finance future investment in our banking/finance activities through operating cash flows, debt, increased deposit base, and the securitization of a portion of receivables from consumer lending activities.

At September 30, 2008, our current debt included commercial paper with a total face value of $13.3 million that was issued at a weighted-average annualized interest rate of 2.50% and matured in October 2008.

The banking/finance operating segment finances its automobile lending business primarily through securitizations, Federal Home Loan Bank advances and the issuance of variable funding notes under one-year revolving variable funding note warehouse credit facilities. As of September 30, 2008 and 2007, we had $450.0 million and $250.0 million available under these facilities. In November 2008, we terminated a $250.0 million facility. The remaining $200.0 million facility expires later in November 2008; we do not intend to renew or replace this facility upon expiration. The variable funding notes issued under these facilities are payable to certain administered conduits and are secured by cash and a pool of automobile loans that meet or are expected to meet certain eligibility requirements. Credit enhancements for the variable funding notes require us to provide, as collateral, loans held for sale with a fair value in excess of the principal amount of the variable funding notes, as well as provide payment provider commitments in an amount not to exceed 4.66% of the pool balances. At September 30, 2008 and 2007, we held $1.6 million and $1.5 million of cash balances in trust to fulfill our payment provider obligations and recorded these balances as other banking/finance assets in our Consolidated Balance Sheets. We also entered into various interest-rate swap agreements, accounted for as freestanding derivatives, intended to mitigate the interest-rate risk between the fixed interest rate on the pool of automobile loans and the floating interest rate being paid on the variable funding notes.

On June 13, 2008, we completed a securitization transaction of automobile loans with a carrying amount of loans sold of approximately $381.4 million for net sale proceeds of approximately $381.9 million and a pre-tax gain of approximately $0.5 million. A portion of the proceeds was used to repay the variable funding notes.

At September 30, 2008, our banking/finance operating segment had $109.0 million of total outstanding advances from the Federal Home Loan Bank. Approximately $71.0 million of these advances mature in fiscal year 2009, while the remaining $38.0 million mature during the fiscal years 2010 to 2018. These advances had a weighted-average interest rate of 3.56% at September 30, 2008 and are subject to collateralization requirements.

At September 30, 2008, we had $420.0 million in short-term revolving credit available under a five-year credit agreement with certain banks and financial institutions expiring on June 10, 2010, $486.7 million of short-term commercial paper remaining available for issuance under an uncommitted $500.0 million private placement program, and $14.1 million available in uncommitted short-term bank lines of credit. The agreement relating to the revolving credit facility is subject to various financial covenants. In addition, at September 30, 2008, our banking/finance segment had $314.0 million available in uncommitted short-term bank lines of credit under the Federal Reserve Funds system, $176.0 million available in secured Federal Reserve Bank short-term discount window and $6.0 million available in secured Federal Home Loan Bank short-term borrowing capacity.

In March 2008, we filed an automatic shelf registration statement with the SEC as a “well-known seasoned issuer”. Using the shelf registration statement, we may sell, at any time and from time to time, in one or more offerings, our shares of common stock, shares of preferred stock, debt securities, convertible securities, warrants or units.

In October 2008, the FDIC announced a Temporary Liquidity Guarantee Program to strengthen confidence and encourage liquidity in the banking system. The program, the terms of which are still subject to change, is designed to guarantee certain forms of newly issued senior unsecured debt, up to 125% of the amounts outstanding as of September 30, 2008 that were scheduled to mature before June 30, 2009. The program is also designed to provide full coverage of non-interest bearing deposit transaction accounts in FDIC-insured banks until December 31, 2009. We are eligible to participate in the program and are currently evaluating whether to participate or opt-out by the deadline of December 5, 2008.

Our ability to access the capital markets in a timely manner depends on a number of factors, including our credit rating, the condition of the global economy, investors’ willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. If we are unable to access capital markets in a timely manner, our business could be adversely impacted.

Uses of Capital

We expect that the main uses of cash will be to expand our core business, make strategic acquisitions, acquire shares of our common stock, fund property and equipment purchases, pay operating expenses of the business, enhance technology infrastructure and business processes, pay stockholder dividends and repay and service debt.

We repaid our five-year senior notes due April 15, 2008 totaling $420.0 million at maturity using proceeds from the issuance of commercial paper and available cash on hand. These medium-term notes carried an interest rate of 3.70% and were not redeemable prior to maturity by either the note holders or us. Interest payments were due semi-annually.

We continue to look for opportunities to control our costs and expand our global presence. In this regard, in fiscal year 2005, we entered into a commitment to acquire land and build a campus in Hyderabad, India, to establish support services for several of our global functions. Our estimated total cost to complete the campus at September 30, 2008 was approximately $75.0 million, of which $65.6 million had been incurred as of this date. We inaugurated the opening of the campus in January 2007 and expect to complete the construction of an additional building in fiscal year 2009.

On September 18, 2008, our Board of Directors declared a regular quarterly cash dividend of $0.20 per share payable on October 15, 2008 to stockholders of record on October 6, 2008.

We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is affected through regular open-market purchases and private transactions in accordance with applicable laws and regulations. During fiscal year

2008, we repurchased 14.2 million shares of our common stock at a cost of $1,543.3 million. The common stock repurchases made as of September 30, 2008 reduced our capital in excess of par value to nil and the excess amount was recognized as a reduction to retained earnings. At September 30, 2008, approximately 5.1 million shares of our common stock remained available for repurchase under our stock repurchase program. Our stock repurchase program is not subject to an expiration date.

Contractual Obligations and Commercial Commitments

Contractual Obligations and Commitments

The following table summarizes contractual cash obligations and commitments. We believe that we can meet these obligations and commitments through existing liquid assets, continuing cash flows from operations and borrowing capacity under current credit facilities.

(in millions) as of September 30, 2008	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Non-current debt	$85.0	$30.8	$45.5	$8.7	$—
Operating leases[1]	294.0	44.5	80.6	67.0	101.9
Purchase obligations[2]	235.4	92.2	91.5	51.7	—

Total Contractual Obligations	614.4	167.5	217.6	127.4	101.9

Loan origination commitments	175.3	136.4	7.0	5.0	26.9
Capital contribution commitments[3]	63.2	31.0	26.8	5.4	—

Total Contractual Obligations and Commitments[4]	$852.9	$334.9	$251.4	$137.8	$128.8

[1]	Operating lease obligations are presented net of future receipts on contractual sublease arrangements totaling $13.1 million.
[2]

Purchase obligations include contractual amounts that will be due to purchase goods and services to be used in our operations and may be cancelled at earlier times than those indicated under certain conditions that may include termination fees.

[3]	Capital contribution commitments relate to our agreements to fund certain of our sponsored investment products.
[4]

The table excludes future cash payments for unrecognized tax benefits. As of September 30, 2008, the Company’s Consolidated Balance Sheet reflects a liability for unrecognized tax benefits of $67.9 million, and approximately $10.4 million of accrued interest (see Note 13 – Taxes on Income to our Consolidated Financial Statements). However, because of the high degree of uncertainty regarding the timing of future cash outflows of liabilities for unrecognized tax benefits, a reasonable estimate of the period of cash payments beyond the next twelve months from the balance sheet date of September 30, 2008, cannot be made. The amount of unrecognized tax benefits and related interest and penalties that are expected to be paid in the next twelve months are $1.7 million and $0.7 million.

Contingent Obligations

In relation to the automobile loan securitization transactions that we have entered into with a number of qualified special purpose entities, we are obligated to cover shortfalls in amounts due to note holders up to certain levels as specified in the related agreements. At September 30, 2008, the maximum potential amount of future payments related to these obligations was $49.0 million and the fair value of obligations arising from automobile securitization transactions reflected on our Consolidated Balance Sheet at September 30, 2008 were not significant.

At September 30, 2008, the banking/finance operating segment had issued financial standby letters of credit totaling $6.9 million on which beneficiaries would be able to draw upon in the event of non-performance by our customers, primarily in relation to lease and lien obligations of these banking customers. These standby letters of credit were secured by marketable securities with a fair value of $8.8 million at September 30, 2008.

Off-Balance Sheet Arrangements

As discussed above, we hold a 49% ownership interest in LFL and LAFL and we account for the ownership interest in these companies using the equity method of accounting. As of September 30, 2008, LFL had approximately $2.5 million in total assets and our exposure to loss related to LFL was limited to the carrying value of our investment totaling approximately $1.2 million. As of September 30, 2008, LAFL had approximately $202.7 million in total assets and our maximum exposure to loss related to LAFL totaled approximately $100.2 million. We recognized pre-tax losses of approximately $8.5 million and pre-tax income of $3.7 million for our share of LFL’s and LAFL’s net losses and income in fiscal years 2008 and 2007. Due to our significant interest in LAFL, we continue to carry on our balance sheet the DCA and the related liability for the future revenue originally sold to LFL and transferred to LAFL until these assets are amortized or sold by LAFL. Neither we nor our distribution subsidiaries retain any direct ownership interest in the future revenue sold, and, therefore, the future revenue is not available to satisfy claims of our creditors or those of our distribution subsidiaries.

As discussed above, our banking/finance operating segment periodically enters into automobile loan securitization transactions with qualified special purpose entities, which then issue asset-backed securities to private investors (see Note 8 – Securitization of Loans Held for Sale in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Form 10-K). Our main objective in entering into these securitization transactions is to obtain financing for automobile loan activities. Securitized loans held by the securitization trusts totaled $851.8 million at September 30, 2008 and $749.8 million at September 30, 2007.

The Company, in its role as agent or trustee, facilitates the settlement of investor share purchase, redemption, and other transactions with affiliated mutual funds. The Company is appointed by the affiliated mutual funds as agent or trustee to manage, on behalf of the affiliated mutual funds, bank deposit accounts that contain only (i) cash remitted by investors to the affiliated mutual funds for the direct purchase of fund shares, or (ii) cash remitted by the affiliated mutual funds for direct delivery to the investors for either the proceeds of fund shares liquidated at the investors’ direction, or dividends and capital gains earned on fund shares. As of September 30, 2008 and 2007, we held cash of approximately $185.7 million and $170.2 million off-balance sheet in agency or trust for investors and the affiliated mutual funds.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. These estimates, judgments, and assumptions are affected by our application of accounting policies. Below we describe certain critical accounting policies that we believe are important to understanding our results of operations and financial position. For additional information about our accounting policies, please refer to Note 1 – Significant Accounting Policies in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Form 10-K.

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

In performing our impairment analyses, we use certain assumptions and estimates, including those related to assets under management growth rates, investor attrition rates, discount rates, and the expected future period of cash flows to be derived from the assets, based on, among other factors, historical trends and the characteristics of the assets. While we believe that our testing was appropriate, if these estimates and assumptions change in the future, we may be required to record impairment charges or otherwise increase amortization expense.

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

As a multinational corporation, we operate in various locations outside the United States and generate earnings from our non-U.S. subsidiaries. We indefinitely reinvest the undistributed earnings of our non-U.S. subsidiaries, except for Subpart F income taxed in the U.S., subject to regulatory or contractual repatriation restrictions, and the excess net earnings after debt service payments and regulatory capital requirements of our Canadian and United Kingdom consolidated subsidiaries. As a result, we have not recognized a provision for U.S. income taxes and a deferred income tax liability on $3.1 billion of cumulative undistributed foreign earnings that are indefinitely reinvested at September 30, 2008. Changes to our policy of reinvestment or repatriation of non-U.S. earnings may have a significant effect on our financial condition and results of operations.

Valuation of Investments

The Company records substantially all of its investments at fair value or amounts that approximate fair value. The fair value of investments in securities generally is determined using quoted market prices, or independent broker or dealer price quotes. However, even where the fair value of a security is derived from independent broker or dealer price quotes, a valuation adjustment for certain assumptions may be required to determine the fair value. For investments in illiquid securities, privately held securities, and certain retained interests in securitized assets, the Company estimates the fair value based on discounted cash flow models using relevant assumptions based on observable market or independently sourced market information, and internal data.

Investments are evaluated for other-than-temporary declines in value on a periodic basis when the cost of an investment exceeds its fair value. The Company considers many factors, including the severity and duration of the decline in the fair value below cost, the intent and ability of the Company to hold the security for a period of time sufficient for an anticipated recovery in fair value, and the financial condition and specific events related to the issuer. When a decline in fair value of an available-for-sale security is determined to be other-than-temporary, the unrealized loss recorded net of tax in accumulated other comprehensive income is realized as a charge to earnings in the period in which the other-than-temporary decline in value is determined. While we believe that we have accurately estimated the amount of other-than-temporary decline in value in our portfolio, different assumptions could result in changes to the recorded amounts in our financial statements.

Loss Contingencies

We are involved in various lawsuits and claims encountered in the normal course of business. When such a matter arises and periodically thereafter, we consult with our legal counsel and evaluate the merits of the claims based on the facts available at that time. In management’s opinion, an adequate accrual has been made as of September 30, 2008 to provide for probable losses that may arise from these matters for which we could reasonably estimate an amount. See also Note 14 – Commitments and Contingencies in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Form 10-K.

Consolidation of Variable Interest Entities

We are required to consolidate a variable interest entity (“VIE”) in which we are considered the primary beneficiary in accordance with the provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities” (“FIN 46R”). A VIE is an entity in which the equity investment holders have not contributed sufficient capital to finance its activities or the equity investment holders do not have defined rights and obligations normally associated with an equity investment. FIN 46R requires consolidation of a VIE by the enterprise that has the majority of the risks and rewards of ownership, referred to as the primary beneficiary.

We evaluate whether entities are VIEs and determine if we qualify as the primary beneficiary of these VIEs. These evaluations are highly complex and involve judgment and the use of estimates and assumptions. To determine our interest in the expected losses or residual returns of VIEs, we utilize expected cash flow scenarios that include discount rate and volatility assumptions that are based on available historical information and management’s estimates. Based on our evaluation, we believe we were not the primary beneficiary of VIEs and, as a result, did not consolidate these entities as of and for the year ended September 30, 2008. While we believe that our evaluation was appropriate, future changes in estimates, judgments, and assumptions may affect whether certain related entities require consolidation in our financial statements under FIN 46R.

Banking/Finance Segment Interest Income and Margin Analysis

The following table presents the banking/finance operating segment’s net interest income and margin:

(in millions)

	2008				2007			2006
as of and for the fiscal years ended September 30,	Average Balance	Interest		Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Federal funds sold and securities purchased under agreements to resell	$147.2	$5.3		3.60%	$230.2	$12.3	5.34%	$169.8	$5.7	3.36%
Investment securities, trading	63.1	4.7	[1]	7.45%	—	—	—	—	—	—
Investment securities, available-for-sale	261.3	13.1		5.01%	146.6	9.4	6.41%	202.3	12.5	6.18%
Loans to banking clients[2]	629.2	40.4		6.42%	455.5	37.3	8.19%	485.9	42.6	8.77%

Total earning assets	$1,100.8	$63.5		5.77%	$832.3	$59.0	7.09%	$858.0	$60.8	7.09%

Interest-bearing deposits	$389.5	$9.0		2.31%	$371.5	$14.2	3.82%	$426.3	$14.5	3.40%
Federal funds purchased and securities sold under agreements to repurchase	4.5	0.1		2.22%	2.7	0.1	3.70%	2.5	0.1	4.00%
Variable funding notes	251.4	10.5		4.18%	149.6	9.6	6.42%	159.2	9.8	6.16%
Federal Home Loan Bank advances	48. 0	1.3		2.71%	—	—	—	—	—	—

Total interest-bearing liabilities	$693.4	$20.9		3.01%	$523.8	$23.9	4.56%	$588.0	$24.4	4.15%

Net interest income and margin		$42.6		3.87%		$35.1	4.22%		$36.4	4.24%

[1]	Includes interest income from retained subordinated securities from the securitization of loans held for sale.
[2]	Non-accrual loans are included in the average loans receivable balance.

Selected Quarterly Financial Data (Unaudited)

(in thousands except per share data)

Quarter ended	December 31	March 31		June 30	September 30
Fiscal year 2008
Operating revenues	$1,685,591	$1,503,692		$1,521,649	$1,321,454
Operating income	635,729	519,087		532,215	411,971
Net income	518,316	366,096		403,312	300,489	[3]
Earnings per share
Basic	$2.15	$1.55		$1.72	$1.29
Diluted	$2.12	$1.54		$1.71	$1.28
Dividend per share	$0.20	$0.20		$0.20	$0.20
Common stock price per share
High	$143.08	$114.49		$108.00	$113.70
Low	$108.46	$86.06		$91.21	$81.39

Fiscal year 2007
Operating revenues	$1,427,815	$1,509,006		$1,639,811	$1,629,137
Operating income	508,070	499,083		519,006	541,388
Net income	426,800	440,866		468,364	436,908
Earnings per share
Basic	$1.69	$1.75		$1.89	$1.78
Diluted	$1.67	$1.73		$1.86	$1.76
Dividend per share	$0.15	$0.15		$0.15	$0.15
Common stock price per share
High	$114.98	$126.71		$139.32	$145.59
Low	$103.50	$111.31		$118.80	$113.08

Fiscal year 2006
Operating revenues	$1,181,452	$1,254,770		$1,317,275	$1,297,229
Operating income	404,586	349,757	[1]	451,986	427,052
Net income	317,969	196,516	[2]	371,414	381,669
Earnings per share
Basic	$1.26	$0.76		$1.44	$1.51
Diluted	$1.21	$0.74		$1.41	$1.49
Dividend per share	$0.12	$0.12		$0.12	$0.12
Common stock price per share
High	$98.86	$104.25		$98.35	$106.69
Low	$77.63	$92.84		$80.16	$82.37

[1]	Includes a $68.4 million pre-tax charge related to impairment of intangible assets.
[2]	Includes a $111.6 million income tax charge related to repatriated earnings from foreign subsidiaries.
[3]	Includes a $19.7 million income tax charge related to repatriated earnings from foreign subsidiaries.

Risk Factors

For a description of certain risk factors and other important factors that may affect us, our subsidiaries and our business, please see the description of the risk factors set forth under Item 1A of Part I of this Form 10-K, which is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of business, our financial position is subject to market risk, including, but not limited to, potential loss due to changes in the value of financial instruments including those resulting from adverse changes in interest rates, foreign currency exchange and equity prices. Financial instruments include, but are not limited to, investment securities, deposits and debt obligations. Management is responsible for managing market risk. Our Enterprise Risk Management Committee is responsible for providing a framework to assist management to identify, assess and manage market and other risks.

Global markets have continued to experience unprecedented volatility, and a challenging business climate is forecast for the foreseeable future. Market conditions have resulted in a significant reduction in our assets under management, which directly impacts our revenues and net income. A continued economic downturn and volatility in the global financial markets could also significantly affect the estimates, judgments, and assumptions used in the valuation of our financial instruments.

We are exposed to changes in interest rates, primarily through our loans receivable, investment in debt securities, deposit liabilities, variable funding notes and other outstanding debt. We monitor the net interest rate margin and the average maturity of interest earning assets, as well as funding sources and, from time to time, we may enter into interest-rate swap agreements to mitigate interest rate exposure arising from the loans receivable portfolio and variable funding note liabilities. We minimize the impact of interest rate fluctuations related to our investments in debt securities by managing the maturities of these securities, and through diversification. In addition, we seek to minimize the impact of interest rate changes on our outstanding debt by entering into financing transactions that ensure an appropriate mix of debt at fixed and variable interest rates.

At September 30, 2008, we have considered the potential impact of a 2% movement in market interest rates on interest earning assets, net of interest-bearing liabilities, total debt outstanding and our portfolio of debt securities. Based on our analysis, we do not expect that this change would have a material impact on our operating revenues or results of operations, for each of these categories or in the aggregate.

We are subject to foreign currency exchange risk through our international operations. While we operate primarily in the United States, we also provide services and earn revenues in The Bahamas, Asia-Pacific, Canada and Europe. Our exposure to foreign currency exchange risk is minimized since a significant portion of these revenues are denominated in U.S. dollars. This situation may change in the future as our business continues to grow outside the United States and expenses incurred denominated in foreign currencies increase.

We are exposed to market valuation risks related to securities we hold that are carried at fair value and investments held by sponsored investment products that we consolidate, which are also carried at fair value. To mitigate these risks, we maintain a diversified investment portfolio and, from time to time, we may enter into derivative agreements. Our exposure to market valuation risks is also minimized as we sponsor a broad range of investment products in various global jurisdictions, which allows us to mitigate the impact of changes in any particular market(s) or region(s).

The following is a summary of the effect of a 10% increase or decrease in the market values of our financial instruments subject to market valuation risks at September 30, 2008.

(in thousands)	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Current
Investment securities, trading	$356,408	$392,049	$320,767
Investment securities, available-for-sale	600,146	660,160	540,131

Total Current	$956,554	$1,052,209	$860,898

Banking/Finance
Investment securities, trading	$111,607	$122,768	$100,446
Investment securities, available-for-sale	320,910	353,001	288,819

Total Banking/Finance	$432,517	$475,769	$389,265

Non-Current
Investment securities, available-for-sale	$155,295	$170,824	$139,766
Investments in equity method investees and other	328,247	361,072	295,422

Total Non-Current	$483,542	$531,896	$435,188

Item 8.	Financial Statements and Supplementary Data.

Index of Consolidated Financial Statements for the fiscal years ended September 30, 2008, 2007, and 2006.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on that assessment, management concluded that, as of September 30, 2008, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2008 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audits the Company’s consolidated financial statements, as stated in their report immediately following this report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

and Stockholders of Franklin Resources, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of Franklin Resources, Inc. and its subsidiaries at September 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Francisco, California

November 25, 2008

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

for the fiscal years ended September 30,	2008	2007	2006
Operating Revenues
Investment management fees	$3,683,390	$3,573,845	$2,963,927
Underwriting and distribution fees	2,002,031	2,277,698	1,756,000
Shareholder servicing fees	289,370	277,059	259,295
Consolidated sponsored investment products income, net	10,923	7,804	7,712
Other, net	46,672	69,363	63,792

Total operating revenues	6,032,386	6,205,769	5,050,726

Operating Expenses
Underwriting and distribution	1,937,113	2,160,631	1,641,401
Compensation and benefits	1,120,657	1,080,634	936,254
Information systems, technology and occupancy	320,986	317,938	302,341
Advertising and promotion	184,309	189,382	156,460
Amortization of deferred sales commissions	178,004	158,114	129,873
Impairment of intangible assets	—	—	68,400
Other	192,315	231,523	182,616

Total operating expenses	3,933,384	4,138,222	3,417,345

Operating Income	2,099,002	2,067,547	1,633,381
Other Income (Expenses)
Consolidated sponsored investment products (losses) gains, net	(71,553)	57,670	33,624
Investment and other income, net	224,898	363,304	197,782
Interest expense	(15,758)	(23,220)	(29,221)

Other income, net	137,587	397,754	202,185

Income before taxes	2,236,589	2,465,301	1,835,566
Taxes on income	648,376	692,363	567,998

Net Income	$1,588,213	$1,772,938	$1,267,568

Earnings per Share
Basic	$6.72	$7.11	$4.97
Diluted	$6.67	$7.03	$4.86
Dividends per Share	$0.80	$0.60	$0.48

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(in thousands)

as of September 30,	2008	2007
Assets

Current Assets
Cash and cash equivalents	$2,314,818	$3,304,495
Receivables	690,351	865,128
Investment securities, trading	356,408	365,968
Investment securities, available-for-sale	600,146	539,051
Other investments	836,657	300,000
Deferred taxes and other	51,252	82,084

Total current assets	4,849,632	5,456,726

Banking/Finance Assets
Cash and cash equivalents	212,734	279,688
Loans held for sale	32,582	341,719
Loans receivable, net	371,647	240,520
Investment securities, trading	111,607	19,484
Investment securities, available-for-sale	320,910	160,223
Other	11,899	6,544

Total banking/finance assets	1,061,379	1,048,178

Non-Current Assets
Investment securities, available-for-sale	155,295	229,765
Investments in equity method investees and other	328,247	294,136
Deferred sales commissions	187,807	257,888
Property and equipment, net	554,706	559,483
Goodwill	1,438,093	1,456,411
Other intangible assets, net	579,572	601,833
Other	21,789	27,852

Total non-current assets	3,265,509	3,427,368

Total Assets	$9,176,520	$9,932,272

[Table continued on next page]

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

[Table continued from previous page]

(dollars in thousands)

as of September 30,	2008	2007
Liabilities and Stockholders’ Equity

Current Liabilities
Compensation and benefits	$307,223	$322,956
Commercial paper	13,287	—
Medium-term notes	—	420,000
Accounts payable and accrued expenses	289,985	272,248
Commissions	230,028	274,697
Income taxes	66,032	119,667
Other	29,335	26,075

Total current liabilities	935,890	1,435,643

Banking/Finance Liabilities
Deposits	570,279	442,011
Variable funding notes	28,551	240,773
Federal Home Loan Bank advances	109,000	—
Other	44,743	58,243

Total banking/finance liabilities	752,573	741,027

Non-Current Liabilities
Long-term debt	118,433	162,125
Deferred taxes	146,489	214,511
Other	71,609	5,287

Total non-current liabilities	336,531	381,923

Total liabilities	2,024,994	2,558,593

Commitments and Contingencies (Note 14)

Minority Interest	77,162	41,404

Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 232,777,979 and 245,469,895 shares issued and outstanding, at September 30, 2008 and 2007	23,278	24,547
Capital in excess of par value	—	—
Retained earnings	7,044,732	7,049,417
Accumulated other comprehensive income	6,354	258,311

Total stockholders’ equity	7,074,364	7,332,275

Total Liabilities and Stockholders’ Equity	$9,176,520	$9,932,272

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands) as of and for the fiscal years ended September 30, 2008, 2007, and 2006	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Comprehensive Income
	Shares	Amount
Balance at October 1, 2005	252,745	$25,274	$352,902	$5,206,485	$99,723	$5,684,384
Net income				1,267,568		1,267,568	$1,267,568
Other comprehensive income
Net unrealized gains on investments, net of tax					19,690	19,690	19,690
Currency translation adjustments					22,395	22,395	22,395
Minimum pension liability adjustment					(1,831)	(1,831)	(1,831)

Total comprehensive income							$1,307,822

Repurchase of common stock	(11,294)	(1,129)	(984,785)			(985,914)
Cash dividends on common stock				(122,842)		(122,842)
Issuance of common stock under stock incentive plans and employee stock investment plans	1,014	101	36,157			36,258
Issuance of common stock on exercise of stock options, net of forfeitures	2,636	264	116,282			116,546
Issuance of common stock on debt conversion	8,148	815	588,427			589,242
Tax benefit from employee stock plans			51,552			51,552
Stock-based compensation expense and other			25,048			25,048
Cash dividends to minority interest holders				(17,368)		(17,368)

Balance at September 30, 2006	253,249	25,325	185,583	6,333,843	139,977	6,684,728

Net income				1,772,938		1,772,938	$1,772,938
Other comprehensive income
Net unrealized losses on investments, net of tax					(468)	(468)	(468)
Currency translation adjustments					117,585	117,585	117,585
Minimum pension liability adjustment			(1,391)		1,831	440	1,831

Total comprehensive income							$1,891,886

Repurchase of common stock	(10,142)	(1,014)	(387,571)	(900,072)		(1,288,657)
Cash dividends on common stock				(149,136)		(149,136)
Issuance of common stock under stock incentive plans and employee stock investment plans	1,077	108	95,412			95,520
Issuance of common stock on exercise of stock options, net of forfeitures	1,286	128	65,493			65,621
Tax benefit from employee stock plans			38,608			38,608
Stock-based compensation expense and other			3,866			3,866
Adjustment to initially apply SFAS 158, net of tax					(614)	(614)
Disproportional dividends on equity investment				(8,156)		(8,156)

Balance at September 30, 2007	245,470	24,547	—	7,049,417	258,311	7,332,275

Net income				1,588,213		1,588,213	$1,588,213
Other comprehensive income
Net unrealized losses on investments, net of tax					(107,875)	(107,875)	(107,875)
Currency translation adjustments					(143,800)	(143,800)	(143,800)
Net unrealized losses on defined benefit plans, net of tax					(282)	(282)	(282)

Total comprehensive income							$1,336,256

Repurchase of common stock	(14,241)	(1,424)	(158,201)	(1,383,686)		(1,543,311)
Cash dividends on common stock				(188,813)		(188,813)
Issuance of common stock under stock incentive plans and employee stock investment plans	1,242	124	100,144			100,268
Issuance of common stock on exercise of stock options, net of forfeitures	307	31	12,985			13,016
Tax benefit from employee stock plans			33,613			33,613
Stock-based compensation expense and other			11,459			11,459
Adjustment to initially apply FIN 48				(20,759)		(20,759)
Disproportional dividends on equity investment				360		360

Balance at September 30, 2008	232,778	$23,278	$—	$7,044,732	$6,354	$7,074,364

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

for the fiscal years ended September 30,	2008	2007	2006
Net Income	$1,588,213	$1,772,938	$1,267,568
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	215,222	198,619	215,271
Stock-based compensation	80,705	90,145	64,940
Excess tax benefit from stock-based compensation arrangements	(27,905)	(33,517)	(38,180)
Net gains on sale of assets	(36,418)	(96,805)	(16,205)
Equity in net income of affiliated companies	(28,353)	(63,566)	(33,595)
Provision for loan losses	13,407	2,877	2,417
Other-than-temporary impairment of investments	13,845	863	4,243
Impairment of intangible assets	—	—	68,400
Changes in operating assets and liabilities:
Decrease (increase) in receivables, prepaid expenses and other	88,463	(230,000)	(156,119)
Originations of loans held for sale, net	(184,185)	(635,482)	(442,643)
Proceeds from securitization of loans held for sale	394,299	684,173	354,070
Increase in trading securities, net	(687,246)	(217,122)	(127,303)
Advances of deferred sales commissions	(121,885)	(159,551)	(114,086)
Decrease in provision for governmental investigations, proceedings and actions, net	—	(1,238)	(55,156)
Increase in deferred income taxes and taxes payable	9,752	122,011	111,982
(Decrease) increase in commissions payable	(44,669)	63,701	34,320
Increase in other liabilities	117,192	115,663	95,857
Increase in accrued compensation and benefits	18,804	59,924	42,109

Net cash provided by operating activities	1,409,241	1,673,633	1,277,890

Purchase of investments	(1,887,971)	(1,018,145)	(707,264)
Liquidation of investments	1,184,579	877,364	727,177
Purchase of banking/finance investments	(213,400)	(49,083)	(66,822)
Liquidation of banking/finance investments	46,886	62,091	137,298
(Increase) decrease in loans receivable	(162,718)	8,056	11,390
Additions of property and equipment, net	(70,215)	(94,144)	(69,050)
Dispositions (acquisitions, net of cash acquired) of subsidiaries	6,717	(92,307)	3,795

Net cash (used in) provided by investing activities	(1,096,122)	(306,168)	36,524

Increase (decrease) in bank deposits	128,268	(106,896)	29,767
Exercise of common stock options	13,317	66,131	98,298
Dividends paid on common stock	(179,033)	(142,747)	(117,730)
Purchase of common stock	(1,543,311)	(1,288,657)	(985,915)
Excess tax benefits from stock-based compensation arrangements	27,905	33,517	38,180
Proceeds from issuance of debt	1,251,851	537,206	292,492
Payments on debt	(1,764,387)	(677,310)	(341,194)
Minority interest	765,415	129,509	132,664

Net cash used in financing activities	(1,299,975)	(1,449,247)	(853,438)

Effect of exchange rate changes on cash and cash equivalents	(69,775)	52,830	—

(Decrease) increase in cash and cash equivalents	(1,056,631)	(28,952)	460,976
Cash and cash equivalents, beginning of year	3,584,183	3,613,135	3,152,159

Cash and Cash Equivalents, End of Year	$2,527,552	$3,584,183	$3,613,135

[Table continued on next page]

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Table continued from previous page]

(in thousands)

for the fiscal years ended September 30,	2008	2007	2006
Components of Cash and Cash Equivalents
Cash and cash equivalents, beginning of year:
Current assets	$3,304,495	$3,310,545	$3,076,318
Banking/finance assets	279,688	302,590	75,841

Total	$3,584,183	$3,613,135	$3,152,159

Cash and cash equivalents, end of year:
Current assets	$2,314,818	$3,304,495	$3,310,545
Banking/finance assets	212,734	279,688	302,590

Total	$2,527,552	$3,584,183	$3,613,135

Supplemental Disclosure of Non-Cash Information
Change in assets related to the net deconsolidation of certain sponsored investment products	$(863,200)	$(208,047)	$(241,564)
Change in liabilities related to the net deconsolidation of certain sponsored investment products	(118,780)	(38,239)	(87,396)
Assets held for sale reclassified from investing to operating activities	—	9,535	—
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$614,021	$586,587	$450,093
Cash paid for interest	42,812	39,487	51,392

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Significant Accounting Policies

We derive the majority of our operating revenues and net income from providing investment management, fund administration, shareholder services, transfer agency, underwriting, distribution, custodial, trustee and other fiduciary services (collectively “investment management and related services”) to the Franklin, Templeton, Mutual Series, Bissett, Fiduciary Trust and Darby funds, and institutional, high net-worth and other investment accounts and products, collectively called our sponsored investment products. We also offer select retail banking, private banking and consumer lending services through our banking/finance segment. Services to our sponsored investment products are provided under contracts that set forth the level and nature of the fees to be charged for these services. The majority of our revenues relate to mutual fund products that are subject to contracts that are periodically reviewed and approved by each mutual fund’s board of directors/trustees and/or its shareholders.

Basis of Presentation. The Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Management believes that the accounting estimates are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates, actual amounts may differ from these estimates. Certain comparative amounts for prior years have been reclassified to conform to the financial statement presentation for the fiscal year ended September 30, 2008 (“fiscal year 2008”).

Consolidation. The Consolidated Financial Statements include the accounts of Franklin Resources, Inc. (the “Company”) and its subsidiaries (collectively, “Franklin Templeton Investments”) in which it has a controlling financial interest in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Financial Accounting Standards No. 94, “Consolidation of All Majority-owned Subsidiaries” (“SFAS 94”). Under SFAS 94, an entity generally is considered to have a controlling financial interest when it owns a majority of the voting interest in an entity. The Company also is required to consolidate a variable interest entity (“VIE”) in which it is considered the primary beneficiary in accordance with the provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”). All material intercompany accounts and transactions have been eliminated.

A VIE is an entity in which the equity investment holders have not contributed sufficient capital to finance its activities or the equity investment holders do not have defined rights and obligations normally associated with an equity investment. FIN 46R requires consolidation of a VIE by the enterprise that has the majority of the risks and rewards of ownership, referred to as the primary beneficiary.

The Company evaluates whether entities are VIEs and determines if it qualifies as the primary beneficiary of these VIEs. These evaluations are highly complex and involve judgment and the use of estimates and assumptions. To determine the Company’s interest in the expected losses or residual returns of VIEs, the Company utilizes expected cash flow scenarios that include discount rate and volatility assumptions that are based on available historical information and management’s estimates. Based on these evaluations, the Company believes it was not the primary beneficiary of VIEs and, as a result, did not consolidate these entities as of and for the years ended September 30, 2008 and 2007.

Cash and Cash Equivalents include cash on hand, demand deposits with banks, federal funds sold, time deposits and debt instruments with maturities of three months or less at the purchase date and other highly liquid investments, including money market funds, which are readily convertible into cash.

Investment Securities, Trading are carried at fair value with changes in the fair value of these securities recognized as gains and losses currently in earnings. Trading securities include investments held by sponsored investment products that are consolidated in our financial statements and retained interests in securitized assets.

Investment Securities, Available-for-Sale are carried at fair value. Realized gains and losses are included in investment income using either the average cost method or specific identification method. Unrealized gains and losses are recorded net of tax as part of accumulated other comprehensive income until realized. Available-for-sale securities primarily include investments in non-consolidated sponsored investment products.

Other Investments consist of time deposits with financial institutions having maturities greater than three months but less than one year from the date of purchase.

Investments in Equity Method Investees are accounted for using the equity method of accounting if we are able to exercise significant influence, but not control, over the investee. Significant influence is generally considered to exist when an ownership interest in the voting stock of the investee is between 20% and 50%, although other factors, such as representation on the investee’s board of directors and the impact of commercial arrangements, also are considered in determining whether the equity method of accounting is appropriate. Investments in limited partnerships and limited liability companies are accounted for using the equity method of accounting when our investment is considered to be more than minor. Equity investments are accounted for under the cost method if we are not able to exercise significant influence over the investee and the securities are not marketable.

Valuation of Investments. The Company records substantially all of its investments in its financial statements at fair value or amounts that approximate fair value. The fair value of investments in securities generally is determined using quoted market prices, or independent broker or dealer price quotes. However, even where the fair value of a security is derived from independent broker or dealer price quotes, a valuation adjustment for certain assumptions may be required to determine the fair value. For investments in illiquid securities, privately held securities, and certain retained interests in securitized assets, the Company estimates the fair value based on discounted cash flow models using relevant assumptions based on observable market or independently sourced market information, and internal data.

Investments are evaluated for other-than-temporary declines in value on a periodic basis when the cost of an investment exceeds its fair value. The Company considers many factors, including the severity and duration of the decline in the fair value below cost, the intent and ability of the Company to hold the security for a period of time sufficient for an anticipated recovery in fair value, and the financial condition and specific events related to the issuer. When a decline in fair value of an available-for-sale security is determined to be other-than-temporary, the unrealized loss recorded net of tax in accumulated other comprehensive income is realized as a charge to earnings in the period in which the other-than-temporary decline in value is determined.

Derivatives. Generally, the Company does not hold or issue derivative financial instruments for trading purposes. From time to time, the Company may enter into interest-rate swap agreements to mitigate interest rate exposure related to loans receivable, deposits, and debt of the banking/finance operating segment. At September 30, 2008, we held interest-rate swap agreements to reduce fixed interest-rate exposure of certain loans receivable of the banking/finance operating segment. These instruments are accounted for as economic hedges with changes in their fair value recognized currently in earnings in other, net revenue.

As further described in Note 8 – Securitization of Loans Held for Sale, the Company enters into interest-rate swap agreements to mitigate the interest rate exposure between the fixed interest rate received on automobile loan pools and the floating interest rate paid under a variable funding note warehouse credit facility used to finance these automobile loan pools. These instruments of the banking/finance operating segment are accounted for as economic hedges with changes in their fair value recognized currently in earnings in other, net revenues.

From time to time, we may enter into equity swap agreements to mitigate market valuation risks related to securities we hold that are carried at fair value and investments held by majority-owned sponsored investment products that we consolidate. These instruments are accounted for as economic hedges, with changes in fair value recognized currently in earnings in other income, net.

Loans Held For Sale and Loans Receivable, Net. Our banking/finance group offers retail banking, private banking and consumer lending services. We accrue interest on loans using the simple interest method. The majority of retail and private banking loans are at variable rates, which are adjusted periodically. The consumer lending loans are at fixed rates. Loans originated and intended for sale are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance included in other, net revenues. Loans not intended for sale are carried at cost, net of the allowance for loan losses more fully described below.

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

We have not recorded an allowance for loan losses on our private banking loans. These loans generally are payable on demand and are fully secured by assets under our control or subject to rights of offset. Consistent with past experience, no losses are anticipated on these loans.

Deferred Sales Commissions. Sales commissions paid to broker/dealers and other investment advisers in connection with the sale of shares of our mutual funds sold without a front-end sales charge are capitalized and amortized over the periods in which we estimate that they will be recovered from distribution plan payments or from contingent deferred sales charges, generally over 12 months to eight years, depending on share class.

The majority of the Company’s U.S.-registered mutual funds, with the exception of certain of our money market mutual funds, have adopted distribution plans (the “Plans”) under Rule 12b-1 promulgated under the Investment Company Act of 1940, as amended (“Rule 12b-1”). The Plans permit the mutual funds to bear certain expenses relating to the distribution of their shares, such as expenses for marketing, advertising, printing and sales promotion, subject to the Plans’ limitations on amounts. The individual Plans set a percentage limit for Rule 12b-1 expenses based on average daily net assets under management of the mutual fund. Rule 12b-1 fees that relate to our U.S. distributor to finance sales commission paid in connection with the sale of shares of our mutual funds sold without a front-end sales charge are recognized when earned.

The Company evaluates the deferred sales commission asset (“DCA”) for recoverability on a periodic basis using undiscounted expected cash flows relating to Rule 12b-1 fees and contingent deferred sales charges from the shares of our mutual funds sold without a front-end sales charge. These evaluations involve judgment and the use of estimates and assumptions, including expected future market levels, average assets under management and shareholder redemption rates.

Property and Equipment are recorded at cost and are depreciated on the straight-line basis over their estimated useful lives which range from 3 to 35 years. Expenditures for repairs and maintenance are charged to expense when incurred. We amortize leasehold improvements on the straight-line basis over their estimated useful lives or the lease term, whichever is shorter.

Internal and external costs incurred in connection with developing or obtaining software for internal use are capitalized and amortized over the estimated useful life of the software of three years beginning when the software project is complete and the application is put into production.

Goodwill and Other Intangible Assets. Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. Intangible assets consist primarily of mutual fund management contracts and customer base assets resulting from business acquisitions. We amortize intangible assets over their estimated useful lives which range from 7 to 15 years using the straight-line method, unless the asset is determined to have an indefinite useful life. Amounts assigned to indefinite-lived intangible assets primarily represent contracts to manage mutual fund assets for which there is no foreseeable limit on the contract period. Goodwill and other intangible assets have been assigned to one reporting unit, our investment management and related services operating segment.

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

In performing our impairment analyses, we use certain assumptions and estimates, including those related to assets under management growth rates, investor attrition rates, discount rates, and the expected future period of cash flows to be derived from the assets, based on, among other factors, historical trends and the characteristics of the assets.

Deposits include interest-bearing and non-interest-bearing demand deposits, savings and time deposits.

Minority Interest included $74.7 million and $40.8 million related to sponsored investment products that were consolidated in our financial statements as of September 30, 2008 and 2007. Sales and redemptions of shares of our consolidated sponsored investment products are a component of the change in minority interest included in financing activities in our Consolidated Statements of Cash Flows.

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

As a multinational corporation, we operate in various locations outside the United States and generate earnings from our non-U.S. subsidiaries. We indefinitely reinvest the undistributed earnings of our non-U.S. subsidiaries, except for Subpart F income taxed in the U.S., subject to regulatory or contractual repatriation restrictions, and the excess net earnings after debt service payments and regulatory capital requirements of our Canadian and United Kingdom consolidated subsidiaries. As a result, we have not recognized a provision for U.S. income taxes and a deferred income tax liability on $3.1 billion of cumulative undistributed foreign earnings that are indefinitely reinvested at September 30, 2008. Changes to our policy of reinvestment or repatriation of non-U.S. earnings may have a significant effect on our financial condition and results of operations.

Foreign Currency Translation. Assets and liabilities of foreign subsidiaries are translated at current exchange rates as of the end of the accounting period, and related revenues and expenses are translated at average exchange rates in effect during the period. Net exchange gains and losses resulting from translation are excluded from income and are recorded as part of accumulated other comprehensive income. Foreign currency transaction gains and losses are reflected currently in income in investment and other income, net in the Consolidated Statements of Income.

The effect of exchange rate changes on cash balances held in foreign currencies are disclosed, if material, as a separate part of the reconciliation of the change in cash and cash equivalents in the Consolidated Statements of Cash Flows.

Accumulated Other Comprehensive Income is reported in our Consolidated Statements of Stockholders’ Equity and Comprehensive Income and includes unrealized gains (losses) on investment securities available-for-sale, net of income taxes, currency translation adjustments and unrealized gains (losses) on defined benefit plans, net of income taxes.

Note 2 – New Accounting Standards

In November 2008, the Financial Accounting Standards Board (the “FASB”) voted on the effective date and other amendments of proposed FASB Staff Position FAS 140-e and FIN 46(R)-e, “Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-e and FIN 46R-e”). FSP FAS 140-e and FIN 46R-e would amend SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – as amended” (“SFAS 140”) and FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”) to require enhanced disclosures by public entities about transfers of financial assets and interests in variable interest entities, and provide users of the financial statements with greater transparency about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities. The disclosures required by FSP FAS 140-e and FIN 46R-e will be effective for reporting periods (interim and annual) ending after December 15, 2008. We currently are evaluating the impact that the adoption of FSP FAS 140-e and FIN 46R-e will have on our Consolidated Financial Statements.

In September 2008, the FASB issued two separate but related exposure drafts: (1) Proposed Statement of Financial Accounting Standards, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”, and (2) Proposed Statement of Financial Accounting Standards, “Amendments to FASB Interpretation No. 46(R)” (together, the “proposed Statements”). The proposed Statements would remove the concept of a qualifying special-purpose entity (“QSPE”) from SFAS 140 and the exceptions from applying FIN 46R to QSPEs. The proposed Statements would be effective as of the beginning of a reporting entity’s fiscal year that begins after November 15, 2009. The elimination of the QSPE concept may have a significant impact on our Consolidated Financial Statements as the Company may need to consolidate assets previously sold to a QSPE, and it may not be able to derecognize assets sold to similar types of entities after the proposed Statements become effective.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 establishes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities as defined in Emerging Issues Task Force (“EITF”) Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128”, and should be included in the computation of earnings per share pursuant to the two-class method as described in Statement of Financial Accounting Standards No. 128, “Earnings per Share”. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1. Early application is not permitted. We currently are evaluating the impact that the adoption of FSP EITF 03-6-1 will have on our Consolidated Financial Statements.

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

In June 2007, the FASB ratified the consensus reached by the EITF in EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 requires that the realized income tax benefit from dividends and dividend equivalents that are charged to retained earnings and paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recorded as an increase to capital in excess of par value. The Company currently accounts for the income tax benefit of dividends paid on nonvested restricted stock units and nonvested restricted stock awards as an increase to capital in excess of par value. EITF 06-11 applies prospectively to the income tax benefits on dividends declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The adoption of EITF 06-11 is not expected to have a material impact on our Consolidated Financial Statements.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to irrevocably elect fair value as the measurement method for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 provides the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The difference between carrying value and fair value at the election date is recorded as a cumulative effective adjustment to opening retained earnings. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on our Consolidated Financial Statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.

SFAS 157 does not require new fair value measurements, but provides guidance on how to measure fair value by establishing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, which amends SFAS 157 to exclude FASB Statement No. 13, “Accounting for Leases” (“SFAS 13”), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13 from the scope of SFAS 157, and issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items recognized or disclosed at fair value on an annual or more frequently occurring basis, until fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active”, which clarifies the application of SFAS 157 for determining the fair value of a financial asset when the market for that asset is not active. The adoption of SFAS 157 is not expected to have a material impact on our Consolidated Financial Statements with respect to financial assets and financial liabilities. We continue to evaluate the impact that the adoption of SFAS 157 will have on our Consolidated Financial Statements with respect to nonfinancial assets and nonfinancial liabilities.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for tax positions taken or expected to be taken in a tax return. FIN 48 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for related interest and penalties. Under FIN 48, a company must determine for each tax position whether it is more likely than not that the position will be sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to beginning retained earnings. The adoption of FIN 48 on October 1, 2007 resulted in a reduction to beginning retained earnings of $20.8 million as described in Note 13 – Taxes on Income.

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

(in thousands except per share data)

for the fiscal years ended September 30,	2008	2007	2006
Net income as reported	$1,588,213	$1,772,938	$1,267,568
Adjustments, net of taxes	—	(269)	3,998

Net Income Available to Common Stockholders	$1,588,213	$1,772,669	$1,271,566

Weighted-average shares outstanding–basic	236,396	249,197	255,234
Incremental shares from assumed conversions:
Common stock options, nonvested stock awards and nonvested stock unit awards	1,885	2,921	3,283
Zero coupon convertible senior notes	—	—	3,228

Weighted-Average Shares Outstanding–Diluted	238,281	252,118	261,745

Earnings per Share
Basic	$6.72	$7.11	$4.97
Diluted	$6.67	$7.03	$4.86

In computing diluted earnings per share for fiscal year 2007, we adjusted net income for the effect of an accelerated stock repurchase agreement entered into in March 2007. In computing diluted earnings per share for fiscal year 2006, we adjusted net income for the effect of interest and discount amortization on zero coupon convertible senior notes.

For fiscal years 2008, 2007 and 2006, approximately 867.4 thousand, 6.7 thousand and 56.9 thousand nonvested shares related to grants of stock awards and stock unit awards were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

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

Note 5 – Cash and Cash Equivalents

We disclose cash and cash equivalents as separate components of current assets and in banking/finance assets in our Consolidated Balance Sheets. Cash and cash equivalents consisted of the following:

(in thousands)

as of September 30,	2008	2007
Cash on hand and demand deposits with banks	$579,361	$724,809
Federal funds sold	134,759	87,879
Money market funds, time deposits, securities of U.S. federal agencies, corporate commercial paper and other	1,813,432	2,771,495

Total	$2,527,552	$3,584,183

Federal Reserve Board regulations require certain of our banking subsidiaries to maintain reserve and clearance balances on deposits with the Federal Reserve Banks. The required reserve balances were $6.4 million at September 30, 2008 and $4.6 million at September 30, 2007. The required clearing balance was $1.2 million at September 30, 2008 and 2007.

The Company maintains cash and cash equivalents with financial institutions in various countries, limits the amount of credit exposure with any given financial institution and conducts ongoing evaluations of the credit worthiness of the financial institutions with which it does business.

Note 6 – Investments

Fair values of investments were as follows:

(in thousands)

as of September 30,	2008	2007
Current
Investment securities, trading	$356,408	$365,968
Investment securities, available-for-sale
Sponsored investment products	591,562	366,319
Securities of U.S. states and political subdivisions	5,104	2,400
Securities of U.S. Treasury and federal agencies	2,799	13,398
Other equity and debt securities[1]	681	156,934

Total investment securities, available-for-sale	600,146	539,051
Other investments	836,657	300,000

Total Current	$1,793,211	$1,205,019

Banking/Finance
Investment securities, trading	$111,607	$19,484
Investment securities, available-for-sale
U.S. government-sponsored enterprise obligations[2]	315,683	142,867
Securities of U.S. states and political subdivisions	1,125	1,493
Securities of U.S. Treasury and federal agencies	3,760	5,277
Other equity and debt securities[1]	342	10,586

Total investment securities, available-for-sale	320,910	160,223

Total Banking/Finance	$432,517	$179,707

Non-Current
Investment securities, available-for-sale
Securities of U.S. states and political subdivisions	$119,031	$115,865
Securities of U.S. Treasury and federal agencies	625	919
Other equity and debt securities[1]	35,639	112,981

Total investment securities, available-for-sale	155,295	229,765
Investments in equity method investees and other	328,247	294,136

Total Non-Current	$483,542	$523,901

[1]

Other equity and debt securities include equity securities, collateralized debt obligations, corporate debt securities, and other securities with a determinable fair value that are classified as available-for-sale securities.

[2]	U.S. government-sponsored enterprise obligations include mortgage-backed securities and debentures.

At September 30, 2008 and 2007, current investment securities, trading included $294.6 million and $342.6 million of investments held by sponsored investment products that were consolidated in our financial statements.

At September 30, 2008 and 2007, banking/finance operating segment investment securities with aggregate carrying amounts of $180.7 million and $117.0 million were pledged as collateral for the ability to borrow from the Federal Reserve Bank, $111.0 million and $24.2 million were pledged as collateral for our outstanding Federal Home Loan Bank borrowings and amounts available in secured Federal Home Loan Bank short-term borrowing capacity, and $2.4 million and $2.7 million were pledged as collateral as required by federal and state regulators (see Note 12 – Debt). In addition, investment management operating segment securities with aggregate carrying amounts of $8.3 million and nil were pledged as collateral at September 30, 2008 and 2007.

A summary of the gross unrealized gains and losses relating to investment securities, available-for-sale is as follows:

(in thousands)

		Gross Unrealized
as of September 30, 2008	Cost Basis	Gains	Losses	Fair Value
Sponsored investment products	$621,866	$11,788	$(42,092)	$591,562
U.S. government-sponsored enterprise obligations	315,969	2,705	(2,991)	315,683
Securities of U.S. states and political subdivisions	126,583	401	(1,724)	125,260
Securities of U.S. Treasury and federal agencies	7,092	109	(17)	7,184
Other equity and debt securities	36,889	1,583	(1,810)	36,662

Total	$1,108,399	$16,586	$(48,634)	$1,076,351

(in thousands)

		Gross Unrealized
as of September 30, 2007	Cost Basis	Gains	Losses	Fair Value
Sponsored investment products	$313,372	$54,776	$(1,829)	$366,319
U.S. government-sponsored enterprise obligations	142,074	1,524	(731)	142,867
Securities of U.S. states and political subdivisions	120,630	206	(1,078)	119,758
Securities of U.S. Treasury and federal agencies	19,371	223	—	19,594
Other equity and debt securities	245,966	36,872	(2,337)	280,501

Total	$841,413	$93,601	$(5,975)	$929,039

The changes in net unrealized gains (losses) on investment securities include realization of net gains on the sale of investment securities, available-for-sale of $31.2 million, $94.3 million and $24.5 million during fiscal years 2008, 2007 and 2006. The tax effect of the change in unrealized gains (losses) on investment securities was $(11.2) million, $(0.5) million and $1.8 million during fiscal years 2008, 2007 and 2006.

The following tables show the gross unrealized losses and estimated fair values of investment securities, available-for-sale with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

(in thousands)	Less Than 12 Months		12 Months or Greater		Total
as of September 30, 2008	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Current
Investment securities, available-for-sale
Sponsored investment products	$368,820	$(39,761)	$37,257	$(2,331)	$406,077	$(42,092)
Other equity and debt securities	32	(3)	30	(12)	62	(15)

Total Current	$368,852	$(39,764)	$37,287	$(2,343)	$406,139	$(42,107)

Banking/Finance
Investment securities, available-for-sale
U.S. government-sponsored enterprise obligations	$192,264	$(2,802)	$19,715	$(189)	$211,979	$(2,991)
Securities of U.S. Treasury and federal agencies	2,242	(17)	—	—	2,242	(17)

Total Banking/Finance	$194,506	$(2,819)	$19,715	$(189)	$214,221	$(3,008)

(in thousands)	Less Than 12 Months		12 Months or Greater		Total
as of September 30, 2008	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-Current
Investment securities, available-for-sale
Securities of U.S. states and political subdivisions	$28,976	$(1,284)	$39,502	$(440)	$68,478	$(1,724)
Other equity and debt securities	7,528	(1,440)	3,144	(355)	10,672	(1,795)

Total Non-Current	$36,504	$(2,724)	$42,646	$(795)	$79,150	$(3,519)

(in thousands)	Less Than 12 Months		12 Months or Greater		Total
as of September 30, 2007	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Current
Investment securities, available-for-sale
Sponsored investment products	$30,984	$(1,359)	$27,585	$(470)	$58,569	$(1,829)
Securities of U.S. states and political subdivisions	—	—	2,400	(13)	2,400	(13)
Other equity and debt securities	99,130	(19)	35	(3)	99,165	(22)

Total Current	$130,114	$(1,378)	$30,020	$(486)	$160,134	$(1,864)

Banking/Finance
Investment securities, available-for-sale
U.S. government-sponsored enterprise obligations	$—	$—	$24,632	$(731)	$24,632	$(731)
Securities of U.S. states and political subdivisions	—	—	545	(9)	545	(9)
Other equity and debt securities	—	—	9,052	(66)	9,052	(66)

Total Banking/Finance	$—	$—	$34,229	$(806)	$34,229	$(806)

Non-Current
Investment securities, available-for-sale
Securities of U.S. states and political subdivisions	$6,742	$(25)	$81,053	$(1,031)	$87,795	$(1,056)
Other equity and debt securities	27,321	(2,016)	31,503	(233)	58,824	(2,249)

Total Non-Current	$34,063	$(2,041)	$112,556	$(1,264)	$146,619	$(3,305)

At September 30, 2008, maturities of U.S. government-sponsored enterprise obligations, securities of the U.S. states and political subdivisions and securities of the U.S. Treasury and federal agencies were as follows:

(in thousands)	Cost basis	Fair Value
U.S. government-sponsored enterprise obligations
Due in one year or less	$—	$—
Due after one year through five years	49,388	51,734
Due after five years through ten years	3,283	3,280
Due after ten years	263,298	260,669

Total	$315,969	$315,683

Securities of U.S. states and political subdivisions
Due in one year or less	$5,367	$5,377
Due after one year through five years	68,624	68,834
Due after five years through ten years	38,932	38,070
Due after ten years	13,660	12,979

Total	$126,583	$125,260

Securities of U.S. Treasury and federal agencies
Due in one year or less	$2,781	$2,799
Due after one year through five years	598	625
Due after five years through ten years	—	—
Due after ten years	3,713	3,760

Total	$7,092	$7,184

We evaluate our investments for other-than-temporary declines in value on a periodic basis when the cost of an investment exceeds its fair value as described in Note 1 – Significant Accounting Policies, Valuation of Investments. During fiscal years 2008, 2007 and 2006, we recognized $13.8 million, $0.9 million and $4.2 million of other-than-temporary declines in the value of certain investments.

We recognized (losses) gains, net on our trading investment securities that we still held at September 30, 2008, 2007 and 2006 in the amount of $(74.8) million, $7.6 million and $17.4 million.

Note 7 – Loans and Allowance for Loan Losses

The following table summarizes our banking/finance operating segment loans receivable by major category as of September 30, 2008 and 2007.

(in thousands)

as of September 30,	2008	2007
Commercial loans	$70,256	$30,796
Real estate mortgage loans	33,029	15,788
Installment loans to individuals	244,513	168,896
Other	30,140	27,812

Loans receivable	377,938	243,292
Less: allowance for loan losses	(6,291)	(2,772)

Loans Receivable, Net	$371,647	$240,520

Installment loans to individuals include secured private banking loans to Fiduciary Trust clients and automobile receivables. Other loans include credit card receivables and overdraft receivables. No loan loss allowance is recognized on private banking loans as described in Note 1 – Significant Accounting Policies.

Maturities of loans receivable at September 30, 2008 were as follows:

(in thousands)	One Year or Less	After 1 Through 5 Years	After 5 Years	Total
Commercial loans	$70,256	$—	$—	$70,256
Real estate mortgage loans	1,628	10,940	20,461	33,029
Installment loans to individuals	123,786	36,871	83,856	244,513
Other	29,478	218	444	30,140

Total	$225,148	$48,029	$104,761	$377,938

The following table summarizes contractual maturities of loans receivable due after one year by repricing characteristic at September 30, 2008:

(in thousands)	Carrying Amount
Loans at predetermined interest rates	$115,728
Loans at floating or adjustable rates	37,062

Total	$152,790

Changes in the allowance for loan losses were as follows:

(in thousands)

for the fiscal years ended September 30,	2008	2007
Balance, beginning of year	$2,772	$2,680
Provision for loan losses	13,407	2,877
Charge-offs	(13,039)	(5,250)
Recoveries	3,151	2,465

Balance, End of Year	$6,291	$2,772

Total net loan charge-offs as a percentage of simple monthly average loans receivable	3.13%	1.19%
Allowance for loan losses as a percentage of loans receivable	1.66%	1.14%

The following is a summary of loan delinquency information:

(in thousands)

as of September 30,	2008	2007	2006
Installment loans, 90 days or more delinquent	$1,054	$1,145	$615
Other loans, 90 days or more delinquent	36	9	—
Non-accrual loans	507	271	222

We originate automobile loans to individuals for sale in securitization transactions as described in Note 8 – Securitization of Loans Held for Sale. As of September 30, 2008 and 2007, we had $32.6 million and $341.7 million of loans held for sale.

Note 8 – Securitization of Loans Held for Sale

From time to time, we enter into automobile loan securitization transactions with qualified special purpose entities and record these transactions as sales. The following table shows details of automobile loan securitization transactions.

(in thousands)

for the fiscal years ended September 30,	2008	2007	2006
Net sale proceeds	$381,880	$682,093	$348,332
Less: carrying amount of loans sold	381,378	676,915	348,169

Pre-Tax Gain	$502	$5,178	$163

When we sell automobile loans in a securitization transaction, we record an interest-only strip receivable. The interest-only strip receivable represents our contractual right to receive interest from the pool of securitized loans after the payment of required amounts to holders of the securities and certain other costs associated with the securitization. The interest-only strip receivable is generally fully realizable and subject to limited recourse provisions. We may also retain subordinated securities from securitization transactions, which are senior to the interest-only strip receivable. The retained interests in securitized assets, including the interest-only strip receivable and the retained subordinated securities, are recognized as trading securities of our banking/finance segment in our Consolidated Balance Sheets. Sale proceeds included in the above table are presented net of securitization expenses and retained interests.

Automobile loans sold in securitization transactions during fiscal years 2008 and 2007 were held by a special purpose statutory Delaware trust (the “Trust”) that was organized to hold our loans held for sale and issue notes under a variable funding note warehouse credit facility (see Note 12 – Debt). Directly and through the Trust, which is consolidated in our results of operations, we enter into interest-rate swap agreements, accounted for as freestanding derivatives, intended to mitigate the interest risk between the fixed interest rate on the pool of automobile loans and the floating interest rate being paid under the variable funding note warehouse credit facility until the securitization and sale of the related loans. At September 30, 2008, the interest-rate swap had a notional value of $31.5 million and we recorded its fair value of $0.1 million as a part of banking/finance assets on the Consolidated Balance Sheet. At September 30, 2007, the interest-rate swap had a notional value of $251.4 million and we recorded its fair value of $2.2 million as a part of banking/finance liabilities on the Consolidated Balance Sheet.

We generally estimate the fair value of the retained interests in securitized assets based on the present value of future expected cash flows. The key assumptions used in the present value calculations at the date of securitization were as follows:

for the fiscal years ended September 30,	2008	2007	2006
Excess cash flow discount rate (annual rate)[1]	6.1% – 13.4%	12.0%	12.0%
Cumulative life loss rate	3.7%	3.9% – 4.1%	3.2%
Expected weighted-average life (years)	3.6	4.0	3.7
Pre-payment speed assumption (average monthly rate)	1.6%	1.6%	1.6%

[1]	The excess cash flow discount rate assumption for the year ended September 30, 2008 includes retained subordinated securities.

We determined these assumptions using data from comparable market transactions, historical information and management’s estimate. We generally estimate the fair value of the retained interests at each period-end based on the present value of future expected cash flows, consistent with the methodology used at the date of securitization. We increased the excess cash flow discount rate relating to the interest-

only strip receivable from 14.0% at September 30, 2007 to 19.8% at September 30, 2008 to reflect the liquidity premium in the market. We did not have retained subordinated securities at September 30, 2007. We increased the excess cash flow discount rate relating to the retained subordinated securities from 6.1% at the date of the securitization that was completed in June 2008 to 9.6% at September 30, 2008 to reflect the liquidity premium in the market.

The following table shows the carrying value and the sensitivity of the retained interests to hypothetical adverse changes in the key economic assumptions used to measure fair value:

(dollar amounts in thousands)

for the fiscal years ended September 30,	2008	2007
Carrying amount/fair value of retained interests	$111,607	$19,484

Excess cash flow discount rate (annual rate)[1]	9.6% – 19.8%	14.0%
Impact on fair value of 10% adverse change	$(3,865)	$(281)
Impact on fair value of 20% adverse change	(7,713)	(552)

Cumulative life loss rate	4.2%	4.0%
Impact on fair value of 10% adverse change	$(1,754)	$(1,879)
Impact on fair value of 20% adverse change	(3,215)	(3,427)

Pre-payment speed assumption (average monthly rate)	1.5%	1.6%
Impact on fair value of 10% adverse change	$(1,645)	$(1,715)
Impact on fair value of 20% adverse change	(3,054)	(3,069)

[1]	The excess cash flow discount rate assumption for the year ended September 30, 2008 includes retained subordinated securities.

Actual future market conditions may differ materially. Accordingly, this sensitivity analysis should not be considered our projection of future events or losses. Changes in the fair value of the retained interests are recognized currently in earnings.

We retain servicing responsibilities for automobile loan securitizations and receive annual servicing fees ranging from 1% to 2% of the loans securitized for services that we provide to the securitization trusts. We do not recognize a servicing asset or liability under the provisions of SFAS 140 because the benefits of servicing are just adequate to compensate us for our servicing responsibilities as our servicing fees are consistent with current market rates that would be charged to compensate a substitute servicer for providing these services.

The following table is a summary of cash flows received from and paid to securitization trusts.

(in thousands)

for the fiscal years ended September 30,	2008	2007	2006
Servicing fees received	$13,389	$15,197	$11,794
Cash flows received from interest-only strips	10,441	18,076	19,486
Purchase of loans from trusts	(42,608)	(39,346)	(23,719)
Cash flows received from retained subordinated securities	1,830	N/A	N/A

Amounts payable to the trustee related to loan principal and interest collected on behalf of the trusts of $35.6 million at September 30, 2008 and $35.3 million at September 30, 2007 are included in other banking/finance liabilities.

The following table shows details of the loans we service that are held by securitization trusts.

(in thousands)

as of September 30,	2008	2007
Principal amount of loans	$851,810	$749,824
Principal amount of loans 30 days or more past due	34,535	22,841

Net charge-offs on the securitized loan portfolio held by the securitization trusts were $23.2 million in fiscal year 2008, $14.4 million in fiscal year 2007 and $10.3 million in fiscal year 2006.

Note 9 – Property and Equipment, Net

The following is a summary of property and equipment:

(in thousands)

as of September 30,	2008	2007	Useful Lives in Years
Furniture, software and equipment	$547,520	$662,497	3 – 10
Premises and leasehold improvements	478,818	467,929	5 – 35
Land	72,337	73,466	N/A

	1,098,675	1,203,892
Less: Accumulated depreciation and amortization	(543,969)	(644,409)

Property and Equipment, Net	$554,706	$559,483

Depreciation and amortization expense related to property and equipment was $58.2 million, $53.1 million and $52.4 million in fiscal years 2008, 2007 and 2006.

Note 10 – Goodwill and Other Intangible Assets

Goodwill and other intangible assets have been assigned to one reporting unit, our investment management and related services operating segment. The change in the carrying values of goodwill and gross intangible assets were as follows:

(in thousands)	Goodwill	Amortized Intangible Assets	Non-amortized Intangible Assets
Balance at October 1, 2007	$1,456,411	$201,505	$520,449
Foreign currency movements	(18,318)	(522)	(11,540)

Balance at September 30, 2008	$1,438,093	$200,983	$508,909

Certain of our goodwill and intangible assets are denominated in currencies other than the U.S. dollar; therefore, their gross and net carrying amounts are subject to foreign currency movements.

Intangible assets as of September 30, 2008 and 2007 were as follows:

(in thousands)

as of September 30, 2008	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Customer base	$165,953	$(100,301)	$65,652
Other	35,030	(30,019)	5,011

	200,983	(130,320)	70,663
Non-amortized intangible assets
Management contracts	508,909	—	508,909

Total	$709,892	$(130,320)	$579,572

(in thousands)

as of September 30, 2007	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Customer base	$166,471	$(91,866)	$74,605
Other	35,034	(28,255)	6,779

	201,505	(120,121)	81,384
Non-amortized intangible assets
Management contracts	520,449	—	520,449

Total	$721,954	$(120,121)	$601,833

We completed our most recent annual impairment tests of goodwill and indefinite-lived intangible assets during the quarter ended December 31, 2007 under the guidance of SFAS 142 and we determined that there was no impairment in the value of these assets as of October 1, 2007. We also believe, based on our October 1, 2008 impairment tests substantially completed to date, that goodwill and indefinite-lived intangible assets were not impaired as of September 30, 2008. In addition, no impairment loss in the value of goodwill and indefinite-lived intangible assets was recognized during fiscal year 2007. No impairment loss in the value of intangible assets subject to amortization was recognized during fiscal years 2008 and 2007.

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

Amortization expense related to definite-lived intangible assets was $10.6 million, $11.5 million and $14.0 million in fiscal years 2008, 2007 and 2006. The estimated remaining amortization expense related to definite-lived intangible assets is as follows:

(in thousands)

for the fiscal years ending September 30,	Amount
2009	$10,413
2010	10,413
2011	10,391
2012	8,927
2013	8,783
Thereafter	21,736

Total	$70,663

Note 11 – Deposits

We do not hold deposits in our international offices. Deposits held in our U.S. offices were as follows:

(in thousands)

as of September 30,	2008	2007
Non-interest-bearing demand deposits	$118,137	$102,880
Interest-bearing demand deposits	19,696	9,851
Savings deposits	341,150	307,426
Time deposits	91,296	21,854

Total	$570,279	$442,011

Maturities of time certificates in amounts of $100,000 or more were as follows:

(in thousands)

as of September 30, 2008	Total
3 months or less	$7,680
Over 3 months through 6 months	1,962
Over 6 months through 12 months	2,550
Over 12 months	1,143

Total	$13,335

Note 12 – Debt

Outstanding debt consisted of the following:

(dollars in thousands)
as of September 30,	2008	2008 Weighted Average Rate	2007	2007 Weighted Average Rate
Current
Commercial paper	$13,287	2.50%	$—	—
Medium-term notes	—	3.70%	420,000	3.70%

	13,287		420,000

Banking/Finance
Variable funding notes	28,551	3.22%	240,773	6.42%
Federal Home Loan Bank advances	109,000	3.56%	—	—

	137,551		240,773

Non-Current
Long-term debt	118,433	1.97%	162,125	2.02%

Total Debt	$269,271		$822,898

At September 30, 2008, maturities of Federal Home Loan Bank advances and amortization of long-term debt were as follows:

(in thousands)

for the fiscal years ending September 30,	Carrying Amount
2009	$113,912
2010	52,680
2011	27,757
2012	11,229
2013	19,355
Thereafter	2,500

Total	$227,433

At September 30, 2008, our current debt included commercial paper with a total face value of $13.3 million that was issued at a weighted-average annualized interest rate of 2.50% and matured in October 2008.

On April 15, 2008, we repaid our five-year senior notes totaling $420.0 million (the “medium-term notes”) in full at maturity using proceeds from the issuance of commercial paper and available cash on hand. These medium-term notes carried an interest rate of 3.70% and were not redeemable prior to maturity by either the note holders or us. Interest payments were due semi-annually.

The banking/finance operating segment finances its automobile lending business primarily through securitizations, Federal Home Loan Bank advances and the issuance of variable funding notes under one-year revolving variable funding note warehouse credit facilities. As of September 30, 2008 and 2007, we had $450.0 million and $250.0 million available under these facilities. In November 2008, we terminated a $250.0 million facility. The remaining $200.0 million facility expires later in November 2008; we do not intend to renew or replace this facility upon expiration. The variable funding notes issued under these facilities are payable to certain administered conduits and are secured by cash and a pool of automobile loans that meet or are expected to meet certain eligibility requirements. Credit enhancements for the variable funding notes require us to provide, as collateral, loans held for sale with a fair value in excess of the principal amount of the variable funding notes, as well as provide payment provider commitments in an amount not to exceed 4.66% of the pool balances. At September 30, 2008 and 2007, we held $1.6 million and $1.5 million of cash balances in trust to fulfill our payment provider obligations and recorded these balances as other banking/finance assets in our Consolidated Balance Sheets. We also entered into various interest-rate swap agreements, accounted for as freestanding derivatives, intended to mitigate the interest-rate risk between the fixed interest rate on the pool of automobile loans and the floating interest rate being paid on the variable funding notes. In October 2006, April 2007 and June 2008, we completed securitization transactions of automobile loans held for sale (see Note 8 – Securitization of Loans Held for Sale). A portion of the proceeds was used to repay the variable funding notes.

At September 30, 2008, our banking/finance operating segment had $109.0 million of total outstanding advances from the Federal Home Loan Bank (the “FHLB advances”). Approximately $71.0 million of these advances mature in fiscal year 2009, while the remaining $38.0 million mature during fiscal years 2010 to 2018. These advances had a weighted-average interest rate of 3.56% at September 30, 2008 and are subject to collateralization requirements.

Other long-term debt primarily relates to deferred commission liabilities recognized in relation to deferred commission assets (“DCA”) generated in the United States that were originally financed through a sale of related future revenue to Lightning Finance Company Limited (“LFL”), a company in which we hold a 49% ownership interest. In December 2005, LFL transferred substantially all of its rights to this future revenue to Lightning Asset Finance Limited (“LAFL”), an Irish special purpose vehicle formed in December 2005, in which we also hold a 49% ownership interest. The holder of the 51% ownership interests in both LFL and LAFL is a subsidiary of an international banking institution, which is not affiliated with the Company. Due to our significant interest in LAFL, we continue to carry on our balance sheet the DCA and the related liability for the future revenue originally sold to LFL by Franklin/Templeton Distributors, Inc. until these assets are amortized or sold by LAFL.

At September 30, 2008, we had $420.0 million in short-term revolving credit available under a five-year credit agreement with certain banks and financial institutions expiring on June 10, 2010, $486.7 million of short-term commercial paper remaining available for issuance under an uncommitted $500.0 million private placement program, and $14.1 million available in uncommitted short-term bank lines of credit. The agreement relating to the revolving credit facility is subject to various financial covenants. In addition, at September 30, 2008, our banking/finance segment had $314.0 million available in uncommitted short-term bank lines of credit under the Federal Reserve Funds system, $176.0 million available in secured Federal Reserve Bank short-term discount window and $6.0 million available in secured Federal Home Loan Bank short-term borrowing capacity (see Note 6 – Investments).

Note 13 – Taxes on Income

Taxes on income were as follows:

(in thousands)

for the fiscal years ended September 30,	2008	2007	2006
Current expense
Federal	$409,433	$422,770	$400,750
State	61,860	48,635	53,116
Foreign	169,856	169,838	120,796
Deferred expense	7,227	51,120	(6,664)

Total Provision for Income Taxes	$648,376	$692,363	$567,998

Included in income before taxes was $1,197.9 million, $1,298.1 million and $995.0 million of pre-tax foreign income for fiscal years 2008, 2007, and 2006. Provision for U.S. income taxes in fiscal years 2008, 2007 and 2006 included benefits of $4.5 million, $5.5 million and $4.0 million related to the utilization of net operating loss carry-forwards. In fiscal years 2008, 2007 and 2006, our income taxes payable for federal, state and foreign purposes have been reduced by $33.6 million, $38.6 million and $51.6 million, which represent the tax benefit associated with our stock plans. The benefit was recorded as an increase in capital in excess of par value.

The significant components of deferred tax assets and deferred tax liabilities were as follows:

(in thousands)

as of September 30,	2008	2007
Deferred Tax Assets
State taxes	$13,491	$14,468
Allowance for loan losses	3,097	1,776
Deferred compensation and employee benefits	38,940	33,527
Stock-based compensation	25,140	28,230
Net operating loss and foreign tax credit carry-forwards	18,259	34,005
Tax benefit for uncertain tax positions	25,352	—
Unrealized losses on investments	9,704	—
Provision for governmental investigations, proceedings and actions, net	3,535	2,179
Other	9,433	11,317

Total deferred tax assets	146,951	125,502
Valuation allowance for net operating loss carry-forwards	(10,812)	(9,722)

Deferred tax assets, net of valuation allowance	136,139	115,780

Deferred Tax Liabilities
Depreciation on fixed assets	16,817	16,123
Goodwill and other purchased intangibles	191,570	178,959
Deferred commissions	23,175	33,910
Unrealized gain on investments	—	1,804
Employee compensation	24,366	35,932
Other	8,781	6,891

Total deferred tax liabilities	264,709	273,619

Net Deferred Tax Liability	$128,570	$157,839

The components of the net deferred tax liability were classified in the Consolidated Balance Sheets as follows:

as of September 30,	2008	2007
Deferred Tax Assets
Current deferred taxes and other assets	$17,308	$54,534
Other non-current assets	721	2,138

Deferred Tax Liabilities
Other current liabilities	110	—
Non-current deferred taxes	146,489	214,511

Net Deferred Tax Liability	$128,570	$157,839

At September 30, 2008, there were approximately $19.2 million of foreign net operating loss carry-forwards, approximately $8.9 million of which expire between 2009 and 2018 with the remaining carry-forwards having an indefinite life. In addition, there were approximately $276.3 million in state net operating loss carry-forwards that expire between 2009 and 2028. A partial valuation allowance has been provided to offset the related deferred tax assets due to the uncertainty of realizing the benefit of the net operating loss carry-forwards. The valuation allowance increased by $1.1 million and decreased by $15.4 million in fiscal years 2008 and 2007.

During September 2008, the Company amended its repatriation plan for undistributed foreign earnings to include repatriation to the U.S. of the excess net earnings after debt service payments and regulatory capital requirements of our United Kingdom consolidated subsidiaries (see Note 1 – Significant Accounting Policies, Income Taxes for the Company’s reinvestment and repatriation plan for foreign earnings). As a result of the amendment, we recognized a provision for U.S. income taxes of $19.7 million and a net deferred income tax liability of $3.4 million in relation to $294.8 million of accumulated and current earnings from the United Kingdom, of which $210.9 million was repatriated as of September 30, 2008.

We have made no provision for U.S. income taxes on $3.1 billion of cumulative undistributed foreign earnings that are indefinitely reinvested at September 30, 2008. Determination of the potential amount of unrecognized deferred U.S. income tax liability related to such reinvested foreign earnings is not practicable because of the numerous assumptions associated with this hypothetical calculation. However, foreign tax credits would be available to reduce some portion of this amount.

The following reconciles the amount of tax expense at the federal statutory rate and taxes on income as reflected in operations:

(dollar amounts in thousands)

for the fiscal years ended September 30,	2008	2007	2006
Federal statutory rate	35.00%	35.00%	35.00%
Federal taxes at statutory rate	$782,806	$862,855	$642,448
State taxes, net of federal tax effect	41,241	50,522	16,283
Effect of foreign operations	(185,530)	(223,437)	(180,022)
Tax expense on repatriation under the Jobs Act	—	—	105,457
Change in valuation allowance	—	(9,458)	(14,645)
Other	9,859	11,881	(1,523)

Actual Tax Provision	$648,376	$692,363	$567,998
Effective tax rate	28.99%	28.08%	30.94%

Under a provision of the Jobs Act, on January 26, 2006, we elected to repatriate during fiscal year 2006 certain earnings of our foreign subsidiaries at a reduced U.S. federal tax rate. Pursuant to this election, we repatriated approximately $2.1 billion of earnings from our foreign subsidiaries and recorded an income tax charge of $105.5 million during fiscal year 2006.

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

A reconciliation of the beginning and ending balances of gross unrecognized tax benefits is as follows:

(in thousands)

for the fiscal year ended September 30,	2008
Balance, beginning of year	$72,878
Additions for tax positions of prior years	6,782
Reductions for tax positions of prior years	(12,381)
Additions for tax positions related to the current year	9,840
Reductions for tax positions related to the current year	(1,188)
Settlements with taxing authorities	(2,382)
Expiration of statute of limitations	(5,636)

Balance, end of year	$67,913

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

It is the Company’s policy to recognize the accrual of interest on uncertain tax positions in interest expense and the accrual of penalties in other operating expenses. Prior to the adoption of FIN 48, our policy was to recognize interest expense as a component of the income tax provision. Accrued interest at October 1, 2007 and September 30, 2008 was approximately $6.5 million and $10.4 million, and are not presented in the unrecognized tax benefits table above. Accrued penalties at October 1, 2007 and September 30, 2008 were insignificant.

The Company files a consolidated U.S. federal income tax return, multiple U.S. state and local income tax returns, and income tax returns in multiple foreign jurisdictions. The Company is subject to examination by the taxing authorities in these jurisdictions. The Company’s major tax jurisdictions and the tax years for which the statutes of limitations have not expired are as follows: India 1995 to 2008; the City of New York and Singapore 2000 to 2008; Hong Kong 2002 to 2008; Canada 2003 to 2008; the State of California 2004 to 2008; U.S. federal and the State of Florida 2005 to 2008; and the State of New York and the United Kingdom 2006 to 2008.

The Company has on-going examinations in various stages of completion in the City of New York, Canada and India. Examination outcomes and the timing of settlements are subject to significant uncertainty. Such settlements will involve some or all of the following: the payment of additional taxes, the adjustment of deferred taxes and/or the recognition of unrecognized tax benefits. The Company has recognized a tax benefit only for those positions that meet the more-likely-than-not recognition threshold. It is reasonably possible that the total unrecognized tax benefit as of September 30, 2008 could decrease by an estimated $10.9 million within the next twelve months as a result of the expiration of statutes of limitations in the U.S. federal and certain U.S. state and local and foreign tax jurisdictions, and potential settlements with foreign taxing authorities. The unrecognized tax benefits described above are included in the Company’s contractual obligations table to the extent the Company is able to make reliable estimates of the timing of cash settlements with the respective taxing authorities. At this time, the Company cannot make a reliable estimate as to the timing of cash settlements beyond the next twelve months. However, the total amount of unrecognized tax benefits is disclosed in a footnote to the contractual obligations and commitments table in Part II, Item 7, Contractual Obligations and Commercial Commitments of this Form 10-K. The amount of unrecognized tax benefits and related interest and penalties that are expected to be paid in the next twelve months are $1.7 million and $0.7 million.

Note 14 – Commitments and Contingencies

Guarantees

Under FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, we are required to recognize, in our financial statements, a liability for the fair value of any guarantees.

In relation to the automobile loan securitization transactions that we have entered into with a number of qualified special purpose entities, we are obligated to cover shortfalls in amounts due to the holders of the notes up to certain levels as specified under the related agreements. As of September 30, 2008, the maximum potential amount of future payments related to these obligations was $49.0 million and the fair value of obligations arising from automobile securitization transactions reflected on our Consolidated Balance Sheet at September 30, 2008 was not material.

At September 30, 2008, our banking/finance operating segment had issued financial standby letters of credit totaling $6.9 million which beneficiaries would be able to draw upon in the event of non-performance by our customers, primarily in relation to lease and lien obligations of these banking customers. These standby letters of credit were secured by marketable securities with a fair value of $8.8 million as of September 30, 2008.

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

The following market timing lawsuits are pending against the Company and certain of its subsidiaries (and in some instances, continue to name certain current Company and/or Fund directors and Company officers, as well as a former employee) and have been transferred to the MDL:

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

In addition, as previously reported, Franklin Templeton Investments Corp. (“FTIC”), a subsidiary of the Company and the investment manager of Franklin Templeton’s Canadian mutual funds, has been named in four market-timing lawsuits in Canada that are styled as class actions (only two of which remain pending, as discussed below). The lawsuits contain allegations similar or identical to allegations asserted by the Ontario Securities Commission in its March 3, 2005 order concerning market-timing activities by three institutional investors in certain Canadian mutual funds managed by FTIC between February 1999 and February 2003, as previously reported. The lawsuits seek, among other relief, monetary damages, an order barring any increase in management fees for a period of two years following judgment, and/or attorneys’ fees and costs, as follows: Huneault v. AGF Funds, Inc., et al., Case No. 500-06-000256-046, filed on October 25, 2004 in the Superior Court for the Province of Quebec, District of Montreal; Heinrichs, et al. v. CI Mutual Funds, Inc., et al., Case No. 04-CV-29700, filed on December 17, 2004 in the Ontario Superior Court of Justice; Richardson v. Franklin Templeton Investments Corp., Case No. 05-CV-303069, filed on December 23, 2005 in the Ontario Superior Court of Justice; and Fischer, et al. v. IG Investment Management Ltd., et al. Case No. 06-CV-307599CP, filed on March 9, 2006 in the Ontario Superior Court of Justice.

Because the three Ontario lawsuits purport to represent similar classes of investors for the same alleged conduct and harm, during overlapping time periods, under Ontario class action law, only one such lawsuit can proceed. To that end, on June 3, 2008, the Ontario Superior Court of Justice entered a stipulated dismissal of the Richardson lawsuit, and on September 25, 2008, the Ontario Superior Court of Justice Ottawa entered a stipulated dismissal of the claims against FTIC and the other named mutual fund adviser defendants in the Heinrichs lawsuit (while leaving claims against other defendants outstanding). Thus, only the Fischer lawsuit remains pending against FTIC in Ontario. Plaintiffs in that lawsuit served defendants with a motion for authorization to institute a class action in July 2007. Defendants filed their evidence in opposition to that motion on September 29, 2008.

Management strongly believes that the claims made in each of the unresolved lawsuits identified above are without merit and intends to defend against them vigorously. The Company cannot predict with certainty, however, the eventual outcome of those lawsuits, nor whether they will have a material negative impact on the Company.

The Company is from time to time involved in litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, and results of operations. In management’s opinion, an adequate accrual has been made as of September 30, 2008 to provide for any probable losses that may arise from these matters for which we could reasonably estimate an amount.

Other Commitments and Contingencies

We lease office space and equipment under long-term operating leases expiring at various dates through fiscal year 2021. Lease expense aggregated $57.8 million, $51.5 million and $46.9 million and sublease income totaled $5.2 million, $7.1 million and $8.2 million for fiscal years 2008, 2007, and 2006. Future minimum lease payments under non-cancelable operating leases are as follows:

(in thousands)

for fiscal years ending September 30,	Amount
2009	$48,586
2010	44,676
2011	39,331
2012	36,313
2013	32,800
Thereafter	105,188

Total Minimum Lease Payments	$306,894

Future minimum rentals to be received under non-cancellable subleases totaled approximately $13.1 million at September 30, 2008.

We hold a significant interest in both LAFL and LFL; however, we are not the primary beneficiary of either company because we do not hold a majority of the risks and rewards of ownership. At September 30, 2008, total assets of LAFL and LFL were approximately $202.7 million and $2.5 million; and our exposure to loss related to LAFL and LFL was approximately $100.2 million and $1.2 million. During fiscal year 2008, we recognized total pre-tax losses of $8.5 million for our share of LAFL’s and LFL’s net losses over this period. Due to our significant interest in LAFL, we continue to carry on our balance sheet the DCA and related liability for the revenue originally sold to LFL until these assets are amortized or sold by LAFL. Neither we nor our distribution subsidiaries retain any direct ownership interest in the future revenue sold, and therefore, the future revenue is not available to satisfy claims of our creditors or those of our distribution subsidiaries.

At September 30, 2008, the total assets of sponsored investment products in which we held a significant variable interest were approximately $1.4 billion and our exposure to loss as a result of our variable interest in these investments was approximately $230.3 million. These amounts represent our maximum exposure to loss and do not reflect our estimate of the actual losses that could result from adverse changes in the net asset values of these investments.

At September 30, 2008, our banking/finance operating segment had commitments to extend credit aggregating $175.3 million, primarily under credit card lines.

The Company, in its role as agent or trustee, facilitates the settlement of investor share purchase, redemption, and other transactions with affiliated mutual funds. The Company is appointed by the affiliated mutual funds as agent or trustee to manage, on behalf of the affiliated mutual funds, bank deposit accounts that contain only (i) cash remitted by investors to the affiliated mutual funds for the direct purchase of fund shares, or (ii) cash remitted by the affiliated mutual funds for direct delivery to the investors for either the proceeds of fund shares liquidated at the investors’ direction, or dividends and capital gains earned on fund shares. As of September 30, 2008 and 2007, we held cash of approximately $185.7 million and $170.2 million off-balance sheet in agency or trust for investors and the affiliated mutual funds.

Note 15 – Stock-Based Compensation

We have an Amended and Restated Annual Incentive Plan (the “AIP”) and a 2002 Universal Stock Incentive Plan, as amended and restated (the “USIP”). Under the terms of the AIP, eligible employees may receive cash, equity awards and/or cash-settled equity awards generally based on the performance of Franklin Templeton Investments, its funds, and the performance of the individual employee. The USIP provides for the issuance of up to 30.0 million shares of our common stock for various stock-related awards to officers, directors and employees. At September 30, 2008, approximately 5.1 million shares were available for grant under the USIP. In addition to stock awards and stock unit awards, we may award options and other forms of stock-based compensation to officers, directors, and employees under the USIP. The Compensation Committee of the Board of Directors determines the terms and conditions of awards under the AIP and USIP. Compensation expense for these plans is recognized in accordance with FASB Statement of Financial Accounting Standards No 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”).

Stock Options

The following table summarizes stock option activity:

(in thousands, except weighted-average exercise price)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2007	3,754	$37.92	4.5	$336,241
Exercised	(372)	38.71	2.8
Cancelled/expired	(1)	45.61	2.3

Outstanding and Exercisable at September 30, 2008	3,381	$37.84	3.6	$170,031

Stock option awards outstanding under the USIP generally have been granted at prices, which are either equal to or above the market value of the underlying common stock on the date of grant, generally vest over three years and expire no later than ten years after the grant date. We have not granted stock option awards under the USIP since November 2004. All stock options were fully vested and all related compensation cost was recognized at September 30, 2007.

Stock Awards and Stock Unit Awards

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

Total unrecognized compensation cost related to nonvested stock awards and stock unit awards, net of estimated forfeitures, was $83.7 million at September 30, 2008. This cost is expected to be recognized over a remaining weighted-average vesting period of 1.7 years. The total fair value of stock awards and stock unit awards vested during the years ended September 30, 2008, 2007 and 2006 was $56.5 million, $83.8 million and $33.8 million.

The following is a summary of nonvested stock award and stock unit award activity:

(shares in thousands)	Shares	Weighted-Average Grant-Date Fair Value
Nonvested balance at September 30, 2007	727	$105.09
Granted	831	120.90
Vested	(563)	109.23
Forfeited/cancelled	(76)	113.93

Nonvested Balance at September 30, 2008	919	$116.12

Our stock awards generally entitle holders to the right to sell their shares of common stock once the awards vest. Stock unit awards generally entitle holders to receive the underlying shares of common stock once the awards vest. In addition, certain performance-based stock awards were granted to our Chief Executive Officer. The total number of shares ultimately received by the Chief Executive Officer depends on our performance against specified performance goals and is subject to vesting provisions. At September 30, 2008, the balance of nonvested shares granted to the Chief Executive Officer and subject to vesting upon the achievement of prior years’ performance goals, set or determined in prior years, was 12.3 thousand and had a weighted-average grant-date fair value of $121.76 per share.

Employee Stock Investment Plan

The amended and restated Franklin Resources, Inc. 1998 Employee Stock Investment Plan (the “ESIP”), allows eligible participants to buy shares of our common stock at a discount of its market value on defined dates. The Compensation Committee and the Board of Directors determine the terms and conditions of awards under the ESIP. A total of 404.5 thousand shares were issued under the ESIP during fiscal year 2008. At September 30, 2008, approximately 3.6 million shares were reserved for future issuance under this plan.

Effective August 1, 2008, the terms of the ESIP were amended to allow eligible participants to buy shares of our common stock at 85% of its market value on defined dates and the Company’s discretionary match was discontinued.

All Stock-Based Plan Arrangements

Total stock-based compensation costs of $80.7 million, $90.1 million and $64.9 million were recognized in the Consolidated Statements of Income during fiscal years 2008, 2007, and 2006. During fiscal year 2007, we recorded charges to compensation and benefits for the repurchase of stock-based compensation awards that previously had been recognized as a charge to capital in excess of par value.

Cash received from stock option exercises for fiscal years 2008, 2007 and 2006 was $13.3 million, $52.3 million and $98.3 million. Income tax benefits from stock option exercises for fiscal years 2008, 2007 and 2006 were approximately $18.0 million, $28.5 million and $39.4 million.

We generally do not repurchase shares upon share option exercise or vesting of stock awards and stock unit awards. However, in order to pay taxes due in connection with the vesting of employee and executive officer stock awards and stock unit awards under the USIP and in connection with matching grants under the ESIP, we repurchase shares using a net stock issuance method.

Note 16 – Defined Benefit Plans

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

In fiscal year 2007, we adopted the recognition and disclosure provisions for defined benefit pension and other postretirement benefit plans prescribed by the Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132-R” (“SFAS 158”). SFAS 158 requires an employer to recognize the funded status of defined benefit pension and other postretirement benefit plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year as a component of other comprehensive income, and to measure the plan assets and obligations as of the date of the entity’s fiscal year end.

The following tables summarize information regarding the changes in plan benefit obligations and assets, the funded status and the amounts recognized in our Consolidated Balance Sheets in relation to the defined benefit pension plan and the defined benefit healthcare plan, under other benefits.

(in thousands) as of and for the fiscal years ended September 30,	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Change in Benefit Obligation
Benefit obligation at beginning of year	$39,558	$28,748	$5,779	$6,429
Service cost	4,009	3,269	17	19
Interest cost	2,411	1,646	346	355
Participant contributions	1,277	1,686	—	—
Benefits paid	(403)	(10)	(723)	(317)
Actuarial (gains) losses	(10,051)	1,297	(170)	(707)
Foreign currency movements	(4,931)	2,922	—	—

Benefit Obligation at End of Year	$31,870	$39,558	$5,249	$5,779

Change in Fair Value of Plan Assets
Fair value of plan assets at beginning of year	$40,080	$28,886	$—	$—
Actual return on assets	(7,620)	3,059	—	—
Employer contributions	4,231	3,513	723	317
Participant contributions	1,277	1,686	—	—
Benefits paid	(403)	(10)	(723)	(317)
Foreign currency movements	(5,023)	2,946	—	—

Fair Value of Plan Assets at End of Year	$32,542	$40,080	$—	$—

Funded Status	$672	$522	$(5,249)	$(5,779)

(in thousands) as of and for the fiscal years ended September 30,	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Amounts Recognized in the Consolidated Balance Sheets
Prepaid assets	$672	$522	$—	$—
Current liabilities	—	—	(490)	(492)
Other non-current liabilities	—	—	(4,759)	(5,287)

Net Prepaid Asset (Liability)	$672	$522	$(5,249)	$(5,779)

Deferred taxes	490	380	(311)	(235)
Other comprehensive loss (income), net of tax	1,261	885	(365)	(271)

Weighted-Average Assumptions
Discount rate	6.50%	5.60%	8.00%	6.25%
Expected return on plan assets	7.47%	7.68%	N/A	N/A
Increase in compensation rate	5.00%	4.75%	4.50%	4.50%

The following table summarizes the components of net periodic benefit cost for all plans.

(in thousands) for the fiscal years ended September 30,	Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006
Service cost	$4,009	$3,269	$1,860	$17	$19	$51
Interest cost	2,411	1,646	1,148	346	355	390
Expected return on plan assets	(3,152)	(2,543)	(1,833)	—	—	—
Amortization of prior service cost	—	—	—	—	193	256
Actuarial losses	—	—	—	—	—	170

Net Periodic Benefit Cost	$3,268	$2,372	$1,175	$363	$567	$867

The Company’s pension plan assets are predominantly invested in equity securities. The Company has no target allocation set for the pension plan as the plan members control all investment decisions. The healthcare plan is an unfunded benefit plan. The Company expects to contribute $3.8 million to the pension plan and $0.5 million to the healthcare benefit plan in fiscal year 2009. The expected future benefits payments over the next 10 years for the pension plan and for the healthcare plan are $8.3 million and $5.6 million.

Note 17 – Segment Information

We base our operating segment selection process primarily on services offered. We derive the majority of our operating revenues and net income from providing investment management and related services to our retail mutual funds, and to institutional, high net-worth and separately-managed accounts and other investment products. This is our primary business activity and operating segment. Our sponsored investment products and investment management and related services are distributed or marketed to the public globally under six distinct brand names: Franklin, Templeton, Mutual Series, Bissett, Fiduciary and Darby.

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

Financial information for our two operating segments is presented in the table below. Inter-segment transactions are immaterial and excluded from segment income (loss) and assets. Operating revenues of the banking/finance operating segment are reported net of interest expense and the provision for loan losses.

(in thousands) as of and for the fiscal year ended September 30, 2008	Investment Management and Related Services	Banking/ Finance	Totals
Assets	$8,115,141	$1,061,379	$9,176,520
Operating revenues	5,995,796	36,590	6,032,386
Interest expense	(15,758)	N/A	(15,758)
Income (loss) before taxes	2,238,595	(2,006)	2,236,589

as of and for the fiscal year ended September 30, 2007
Assets	$8,884,094	$1,048,178	$9,932,272
Operating revenues	6,146,371	59,398	6,205,769
Interest expense	(23,220)	N/A	(23,220)
Income before taxes	2,437,868	27,433	2,465,301

as of and for the fiscal year ended September 30, 2006
Assets	$8,268,637	$1,148,893	$9,417,530
Operating revenues	4,997,607	53,119	5,050,726
Interest expense	(29,221)	N/A	(29,221)
Income before taxes	1,813,540	22,026	1,835,566

Operating revenues of the banking/finance segment included above were as follows:

(in thousands) for the fiscal years ended September 30,	2008	2007	2006
Interest and fees on loans	$46,725	$37,263	$42,632
Interest and dividends on investment securities	23,067	21,725	18,180

Total interest income	69,792	58,988	60,812

Interest on deposits	(9,014)	(14,207)	(14,528)
Interest on short-term debt	(13,347)	(9,922)	(10,736)
Interest on long-term debt	(850)	—	—

Total interest expense	(23,211)	(24,129)	(25,264)

Net interest income	46,581	34,859	35,548
Other income	3,416	27,416	19,988
Provision for loan losses	(13,407)	(2,877)	(2,417)

Total	$36,590	$59,398	$53,119

The investment management and related services operating segment incurs substantially all of our depreciation and amortization costs and expenditures on long-lived assets.

Revenues are generally allocated to geographic areas based on the location of the office providing services and are summarized below.

(in thousands) for the fiscal years ended September 30,	2008	2007	2006
Operating Revenues
United States	$3,828,741	$4,038,470	$3,262,355
The Bahamas	844,843	914,486	815,211
Asia-Pacific[1]	667,863	625,571	459,523
Canada	387,054	367,453	324,846
Europe[2]	303,885	259,789	188,791

Total	$6,032,386	$6,205,769	$5,050,726

Property and Equipment, Net
United States	$407,755	$413,545	$413,875
The Bahamas	16,926	11,980	12,652
Asia-Pacific[1]	83,351	84,174	47,051
Canada	21,062	23,898	17,720
Europe[2]	25,612	25,886	14,993

Total	$554,706	$559,483	$506,291

[1]	Asia-Pacific geographic area includes Latin America.
[2]	Europe geographic area includes Middle East and Africa.

Note 18 – Other Income (Expenses)

Other income (expenses) consisted of the following:

(in thousands) for the fiscal years ended September 30,	2008	2007	2006
Consolidated Sponsored Investment Products (Losses) Gains, Net
Consolidated sponsored investment products realized (losses) gains, net	$(16,109)	$53,886	$16,537
Consolidated sponsored investment products unrealized (losses) gains, net	(55,444)	3,784	17,087

Total	(71,553)	57,670	33,624

Investment and Other Income, Net
Interest income	100,428	133,398	112,659
Dividend income	43,278	72,376	55,848
Realized gains on sale of investment securities, available-for-sale	37,828	96,155	27,153
Realized losses on sale of investment securities, available-for-sale	(6,673)	(1,860)	(2,615)
Income from equity method investees	28,353	63,566	33,595
Foreign exchange realized and unrealized gains (losses), net	15,050	(5,050)	(10,087)
Other	6,634	4,719	(18,771)

Total	224,898	363,304	197,782
Interest expense	(15,758)	(23,220)	(29,221)

Other Income, Net	$137,587	$397,754	$202,185

Substantially all of our interest and dividend income and realized gains (losses) on sale of available-for-sale securities were generated by investments in our sponsored investment products.

Note 19 – Fair Values of Financial Instruments

The methods and assumptions used to estimate fair values of our financial instruments are described below (see Note 1 – Significant Accounting Policies). These valuation methodologies were applied to the assets and liabilities carried at fair value in the Consolidated Balance Sheets. However, certain of these financial instruments are not carried at fair value, but require disclosure of the estimated fair value.

Cash and Cash Equivalents. Due to the short-term nature and liquidity of cash and cash equivalents, the carrying amounts of these assets approximate fair value.

Investment Securities, Trading are carried at fair value. The fair value of trading securities, consisting primarily of investments held by sponsored investment products that are consolidated in our financial statements and retained interests in securitized assets, generally is determined using quoted market prices, or independent broker or dealer price quotes. The fair value of certain retained interests in securitized assets is estimated based on discounted cash flow models using relevant assumptions based on observable market or independently sourced market information, and internal data.

Investment Securities, Available-for-Sale are carried at fair value. The fair value of available-for-sale securities are determined using quoted market prices, or independent broker or dealer price quotes. The fair value of available-for-sale securities, consisting of non-consolidated sponsored investment products, is determined based on the net asset value of the mutual funds, which generally is determined using quoted market prices, or independent broker or dealer price quotes for the fair value of the underlying securities of the mutual funds.

Other Investments consist of time deposits with financial institutions having maturities of greater than three months but less than one year from the date of purchase and are carried at cost. For disclosure purposes, due to the short-term nature and liquidity of these financial instruments, the carrying amounts of these assets approximate fair value.

Loans Held for Sale are originated and intended for sale and are carried at the lower of cost or estimated fair value. Estimated fair value is determined based on discounted cash flow models using relevant assumptions based on observable market or independently sourced market information, and internal data.

Loans Receivable, Net are carried at cost, net of an allowance for loan losses. For disclosure purposes, the fair value of loans is estimated using discounted cash flow models using interest rates that consider the current credit and interest-rate risk inherent in the loans and the current economic and lending conditions. For certain loans with no significant credit concerns and frequent repricing, estimated fair values are generally based on the carrying value.

Interest-Rate Swap Agreements are carried at fair value determined using independent broker or dealer price quotes.

Commercial Paper is carried at amortized cost. For disclosure purposes, due to the short-term nature and liquidity of these financial instruments, the carrying amounts of these liabilities approximate fair value. At September 30, 2008, our commercial paper had maturity dates of three months or less.

Medium-term Notes were carried at the amount of required principle repayment. For disclosure purposes, the fair value was estimated using independently sourced market information.

Deposits are carried at the aggregate amount of deposits held. For disclosure purposes, the fair values of deposits with no stated maturities are considered to approximate their carrying amounts because they are payable on demand. The fair value of deposits with stated maturities are estimated based on discounted cash flow models using interest rates offered by comparable institutions on deposits with similar remaining maturities.

Variable Funding Notes are carried at the aggregate amount of outstanding borrowings to be repaid. For disclosure purposes, the carrying amount of variable funding notes approximates fair value as the interest rates are adjusted periodically.

Federal Home Loan Bank Advances are carried at the aggregate amount of outstanding advances. For disclosure purposes, the fair value is estimated using discounted cash flow models.

Equity Swap Agreements are carried at fair value determined using independent broker or dealer price quotes.

Estimated fair values of our financial instruments were as follows:

(in thousands) as of September 30,	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and cash equivalents	$2,527,552	$2,527,552	$3,584,183	$3,584,183
Investment securities, trading	468,015	468,015	385,452	385,452
Investment securities, available-for-sale	1,076,351	1,076,351	929,039	929,039
Other investments	836,657	836,657	300,000	300,000
Loans held for sale	32,582	32,582	341,719	341,719
Loans receivable, net	371,647	370,871	240,520	240,520
Interest-rate swap agreements	37	37	—	—

Financial Liabilities
Commercial paper	$13,287	$13,287	$—	$—
Medium-term notes	—	—	420,000	417,299
Deposits	570,279	564,997	442,011	442,011
Interest-rate swap agreements	—	—	2,107	2,107
Variable funding notes	28,551	28,551	240,773	240,773
Federal Home Loan Bank advances	109,000	110,008	—	—
Equity swap agreements	—	—	2,534	2,534

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain a minimum Tier 1 capital and Tier 1 leverage ratio (as defined in the regulations), as well as minimum Tier 1 and Total risk-based capital ratios (as defined in the regulations). Based on our calculations as of September 30, 2008 and 2007, we exceeded the capital adequacy requirements applicable to us as listed below.

(dollar amounts in thousands) as of September 30,	2008	2007	Capital Adequacy Minimum
Tier 1 capital	$5,108,763	$5,206,495	N/A
Total risk-based capital	5,115,055	5,209,267	N/A
Tier 1 leverage ratio	71%	68%	4%
Tier 1 risk-based capital ratio	101%	91%	4%
Total risk-based capital ratio	101%	91%	8%

Note 21 – Current Market Conditions

Subsequent to September 30, 2008, global markets have continued to experience unprecedented volatility, and a challenging business climate is forecast for the foreseeable future. Market conditions have resulted in a significant reduction in our assets under management, which directly impacts our revenues and net income. A continued economic downturn and volatility in the global financial markets could also significantly affect the estimates, judgments, and assumptions used in the preparation of our Consolidated Financial Statements, and could lead to impairments of our goodwill and other intangible assets, investments, or other assets.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2008. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of September 30, 2008 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The other information required by this Item 10 is incorporated by reference from the information provided under the sections entitled “Proposal No. 1 Election of Directors–Nominees”, “Proposal No. 1 Election of Directors–Information about the Board and its Committees–The Audit Committees” and “Proposal No. 1 Election of Directors–Section 16(a) Beneficial Ownership Reporting Compliance” from the Company’s definitive proxy statement for its annual meeting of stockholders (“2009 Proxy Statement”) to be filed with the SEC within 120 days after September 30, 2008.

NYSE Annual Certification Disclosure. In February 2008, the annual certification required by Section 303A.12(a) of the NYSE Listed Company Manual was submitted by the Company’s Chief Executive Officer to the NYSE, without any qualifications.

Last fiscal year, we filed with the SEC, as exhibits to our Form 10-K for the fiscal year ended September 30, 2007, the certifications of our Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002. We are filing with the SEC, as exhibits to this Form 10-K, the certifications of our Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Item 11.	Executive Compensation.

The information required by this Item 11 is incorporated by reference from the information provided under the section entitled “Proposal No. 1 Election of Directors–Director Fees” and “Proposal No. 1 Election of Directors–Executive Compensation” of our 2009 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 with respect to security ownership of certain beneficial owners and management is incorporated by reference from the information provided under the sections entitled “Proposal No. 1 Election of Directors–Security Ownership of Principal Stockholders” and “Proposal No. 1 Election of Directors–Security Ownership of Management” of our 2009 Proxy Statement.

Equity Compensation Plan Information.

The following table sets forth certain information as of September 30, 2008 with respect to the shares of the Company’s common stock that may be issued under the Company’s existing compensation plans that have been approved by stockholders and plans that have not been approved by stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders[1]	3,560,267	[2]	$37.84	[3]	8,668,373	[4]
Equity compensation plans not approved by stockholders	—		—		—

Total	3,560,267		$37.84		8,668,373

(1)

Consists of the 2002 Universal Stock Incentive Plan, as amended and restated (the “USIP”) and the amended and restated 1998 Employee Stock Investment Plan (the “ESIP”). Equity securities granted under the USIP may include awards in connection with the Amended and Restated Annual Incentive Compensation Plan and the 2004 Key Executive Incentive Compensation Plan.

(2)

Includes restricted stock unit awards under the USIP that may be settled in shares of the Company’s common stock, but excludes options to purchase shares of the Company’s common stock accruing under the Company’s ESIP. Under the ESIP, each eligible employee is granted a separate option to purchase up to 2,000 shares of common stock each semi-annual accrual period on January 31 and July 31 at a purchase price per share equal to 85% of the fair market value of the common stock on the enrollment date or the exercise date, whichever is lower.

(3)	Does not take into account restricted stock unit awards under the USIP.
(4)	As of September 30, 2008, 3,602,125 shares of common stock were available for future issuance under the ESIP and 5,066,248 shares of common stock were available for future issuance under the USIP.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated by reference from the information provided under the section entitled “Proposal No. 1 Election of Directors–General”, “Proposal No. 1 Election of Directors–Corporate Governance–Director Independence Standards” and “Proposal No. 1 Election of Directors–Certain Relationships and Related Transactions” of our 2009 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item 14 is incorporated by reference from the information provided under the section entitled “Proposal No. 1 Election of Directors–Fees Paid to Independent Registered Public Accounting Firm” of our 2009 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1)	The financial statements filed as part of this report are listed in Item 8 of this Form 10-K.

(a)(2)	No financial statement schedules are required to be filed as part of this report because all such schedules have been omitted. Such omission has been made on the basis that information is provided in the financial statements, or in the related notes thereto, in Item 8 of this Form 10-K or is not required to be filed as the information is not applicable.

(a)(3)	Exhibits.

Exhibit No.	Description
3(i)(a)	Registrant’s Certificate of Incorporation, as filed November 28, 1969, incorporated by reference to Exhibit (3)(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (File No. 001-09318) (the “1994 Annual Report”)

3(i)(b)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed March 1, 1985, incorporated by reference to Exhibit 3(ii) to the 1994 Annual Report

3(i)(c)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed April 1, 1987, incorporated by reference to Exhibit 3(iii) to the 1994 Annual Report

3(i)(d)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed February 2, 1994, incorporated by reference to Exhibit 3(iv) to the 1994 Annual Report

3(i)(e)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed on February 4, 2005, incorporated by reference to Exhibit (3)(i)(e) to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318)

3(ii)	Registrant’s Amended and Restated By-laws (as adopted March 4, 2008), incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2008 (File No. 001-09318)

4.1	Indenture between Franklin Resources, Inc. and The Bank of New York Trust Company, N.A. (as successor to The Chase Manhattan Bank and Chemical Bank), as trustee, dated as of May 19, 1994, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-3 filed with the SEC on April 14, 1994 (File No. 033-53147)

4.2	Form of First Supplemental Indenture, dated October 9, 1996, between Franklin Resources, Inc. and The Bank of New York Trust Company, N.A. (as successor to The Chase Manhattan Bank and Chemical Bank), as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on From S-3 filed with the SEC on October 4, 1996 (File No. 333-1201)

10.1	Representative Distribution Plan between Templeton Growth Fund, Inc. and Franklin/Templeton Investor Services, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1993 (File No. 001-09318) (the “1993 Annual Report”)

Exhibit No.	Description
10.2	Representative Transfer Agent Agreement between Templeton Growth Fund, Inc. and Franklin/Templeton Investor Services, Inc., incorporated by reference to Exhibit 10.3 to the 1993 Annual Report

10.3	Representative Investment Management Agreement between Templeton Growth Fund, Inc. and Templeton, Galbraith & Hansberger Ltd., incorporated by reference to Exhibit 10.5 to the 1993 Annual Report

10.4	Representative Management Agreement between Franklin Advisers, Inc. and the Franklin Group of Funds, incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1992 (File No. 001-09318) (the “1992 Annual Report”)

10.5	Representative Distribution 12b-1 Plan between Franklin/Templeton Distributors, Inc. and the Franklin Group of Funds, incorporated by reference to Exhibit 10.3 to the 1992 Annual Report

10.6	Representative Amended and Restated Distribution Agreement between Franklin/Templeton Distributors, Inc. and Franklin Federal Tax-Free Income Fund, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1995 (File No. 001-09318) (the “June 1995 Quarterly Report”)

10.7	Distribution 12b-1 Plan for Class II shares between Franklin/Templeton Distributors, Inc. and Franklin Federal Tax-Free Income Fund, incorporated by reference to Exhibit 10.2 to the June 1995 Quarterly Report

10.8	Representative Investment Management Agreement between Templeton Global Strategy SICAV and Templeton Investment Management Limited, incorporated by reference to Exhibit 10.3 to the June 1995 Quarterly Report

10.9	Representative Sub-Distribution Agreement between Templeton, Galbraith & Hansberger Ltd. and BAC Corp. Securities, incorporated by reference to Exhibit 10.4 to the June 1995 Quarterly Report

10.10	Representative Dealer Agreement between Franklin/Templeton Distributors, Inc. and Dealer, incorporated by reference to Exhibit 10.5 to the June 1995 Quarterly Report

10.11	Representative Investment Management Agreement between Templeton Investment Counsel, Inc. and Client (ERISA), incorporated by reference to Exhibit 10.6 to the June 1995 Quarterly Report

10.12	Representative Investment Management Agreement between Templeton Investment Counsel, Inc. and Client (non-ERISA), incorporated by reference to Exhibit 10.7 to the June 1995 Quarterly Report

10.13	Representative Amended and Restated Transfer Agent and Shareholder Services Agreement between Franklin/Templeton Investor Services, Inc. and Franklin Custodian Funds, Inc., dated July 1, 1995, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1995 (File No. 001-09318) (the “1995 Annual Report”)

Exhibit No.	Description
10.14	Representative Amended and Restated Distribution Agreement between Franklin/Templeton Distributors, Inc. and Franklin Custodian Funds, Inc., incorporated by reference to Exhibit 10.17 to the 1995 Annual Report

10.15	Representative Class II Distribution Plan between Franklin/Templeton Distributors, Inc. and Franklin Custodian Funds, Inc., on behalf of its Growth Series, incorporated by reference to Exhibit 10.18 to the 1995 Annual Report

10.16	Representative Dealer Agreement between Franklin/Templeton Distributors, Inc. and Dealer, incorporated by reference to Exhibit 10.19 to the 1995 Annual Report

10.17	Representative Mutual Fund Purchase and Sales Agreement for Accounts of Bank and Trust Company Customers, effective July 1, 1995, incorporated by reference to Exhibit 10.20 to the 1995 Annual Report

10.18	Representative Management Agreement between Franklin Value Investors Trust, on behalf of Franklin MicroCap Value Fund and Franklin Advisers, Inc., incorporated by reference to Exhibit 10.21 to the 1995 Annual Report

10.19	Representative Sub-Distribution Agreement between Templeton, Galbraith & Hansberger Ltd. and Sub-Distributor, incorporated by reference to Exhibit 10.22 to the 1995 Annual Report

10.20	Representative Non-Exclusive Underwriting Agreement between Templeton Growth Fund, Inc. and Templeton/Franklin Investments Services (Asia) Limited, dated September 18, 1995, incorporated by reference to Exhibit 10.23 to the 1995 Annual Report

10.21	Representative Shareholder Services Agreement between Franklin/Templeton Investor Services, Inc. and Templeton/Franklin Investments Services (Asia) Limited, dated September 18, 1995, incorporated by reference to Exhibit 10.24 to the 1995 Annual Report

10.22	Subcontract for Transfer Agency and Shareholder Services dated November 1, 1996 by and between Franklin/Templeton Investor Services, Inc. and PFPC Inc., incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (File No. 001-09318) (the “1996 Annual Report”)

10.23	Representative Sample of Franklin/Templeton Investor Services, Inc. Transfer Agent and Shareholder Services Agreement, incorporated by reference to Exhibit 10.26 to the 1996 Annual Report

10.24	Representative Administration Agreement between Templeton Growth Fund, Inc. and Franklin Templeton Services, Inc., incorporated by reference to Exhibit 10.27 to the 1996 Annual Report

10.25	Representative Sample of Fund Administration Agreement with Franklin Templeton Services, Inc., incorporated by reference to Exhibit 10.28 to the 1996 Annual Report

10.26	Representative Subcontract for Fund Administrative Services between Franklin Advisers, Inc. and Franklin Templeton Services, Inc., incorporated by reference to Exhibit 10.29 to the 1996 Annual Report

Exhibit No.	Description
10.27	Representative Investment Advisory Agreement between Franklin Mutual Series Fund Inc. and Franklin Mutual Advisers, Inc., incorporated by reference to Exhibit 10.30 to the 1996 Annual Report

10.28	Representative Management Agreement between Franklin Valuemark Funds and Franklin Mutual Advisers, Inc., incorporated by reference to Exhibit 10.31 to the 1996 Annual Report

10.29	Representative Investment Advisory and Asset Allocation Agreement between Franklin Templeton Fund Allocator Series and Franklin Advisers, Inc., incorporated by reference to Exhibit 10.32 to the 1996 Annual Report

10.30	Representative Management Agreement between Franklin New York Tax-Free Income Fund, Inc. and Franklin Investment Advisory Services, Inc., incorporated by reference to Exhibit 10.33 to the 1996 Annual Report

10.31	Representative Agreement for the Supply of Investment Management and Administration Services, dated February 16, 1998, by and between Templeton Funds and Templeton Investment Management Limited, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No. 001-09318)

10.32	Representative Investment Management Agreement between Templeton Investment Counsel, Inc. and Client (ERISA), as amended, incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 1998 (File No. 001-09318) (the “1998 Annual Report”)

10.33	Representative Investment Management Agreement between Templeton Investment Counsel, Inc. and Client (non-ERISA), as amended, incorporated by reference to Exhibit 10.40 to the 1998 Annual Report

10.34	Representative Variable Insurance Fund Participation Agreement among Templeton Variable Products Series Fund or Franklin Valuemark Fund, Franklin/Templeton Distributors, Inc. and an insurance company, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1998 (File No. 001-09318)

10.35	Representative Amended and Restated Distribution Agreement among Templeton Emerging Markets Fund, Templeton Canadian Bond Fund, Templeton International Stock Fund, Templeton Canadian Stock Fund, Templeton Global Smaller Companies Fund, Templeton Global Bond Fund, Templeton Treasury Bill Fund, Templeton Global Balanced Fund, Templeton International Balanced Fund, Templeton Canadian Asset Allocation Fund, Mutual Beacon Fund, Franklin U.S. Small Cap Growth Fund, Templeton Balanced Fund, Templeton Growth Fund, Ltd., Templeton Management Limited, and FEP Capital, L.P. dated December 31, 1998, incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 001-09318) (the “2000 Annual Report”)

Exhibit No.	Description
10.36	Representative Purchase and Sales Agreement by and among Franklin/Templeton Distributors, Inc., Franklin Resources, Inc., and Lightning Finance Company Limited dated August 1, 1999, incorporated by reference to Exhibit 10.46 to the 2000 Annual Report

10.37	Representative Advisory Agreement between Templeton Global Advisors Limited and Templeton Asset Management Limited dated December 21, 1999, incorporated by reference to Exhibit 10.47 to the 2000 Annual Report

10.38	Representative Amended and Restated Commission Paying Agreement between Templeton Global Strategy Funds, Templeton Global Advisors Limited, Templeton Global Strategic Services S.A., and Lightning Finance Company Limited dated January 31, 2000, incorporated by reference to Exhibit 10.48 to the 2000 Annual Report

10.39	Representative Variable Insurance Fund Participation Agreement among Franklin Templeton Variable Insurance Products Trust (formerly Franklin Valuemark Funds), Franklin/Templeton Distributors, Inc., and CUNA Mutual Life Insurance Company dated May 1, 2000, incorporated by reference to Exhibit 10.49 to the 2000 Annual Report

10.40	Representative Amended and Restated Distribution Agreement between Franklin/Templeton Distributors, Inc. and Franklin Growth and Income Fund dated August 10, 2000, incorporated by reference to Exhibit 10.52 to the 2000 Annual Report

10.41	Representative Sub-Advisory Agreement between FT Trust Company, on behalf of Templeton International Smaller Companies Fund, Templeton Investment Counsel, LLC, and Templeton Asset Management Limited, dated January 23, 2001, incorporated by reference to Exhibit 10.55 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001 (File No. 001-09318) (the “March 2001 Quarterly Report”)

10.42	Managed Operations Services Agreement between Franklin Templeton Companies, LLC, and International Business Machines Corporation dated February 6, 2001, incorporated by reference to Exhibit 10.56 to the March 2001 Quarterly Report

10.43	Representative Agency Agreement between FT Trust Company and Franklin/Templeton Investor Services, LLC, dated April 1, 2001, incorporated by reference to Exhibit 10.57 to the March 2001 Quarterly Report

10.44	Representative Amended and Restated Master Management Agreement between Franklin Templeton Investment Corp., as Trustee of mutual funds and Franklin Templeton Investment Corp., as Manager, dated May 31, 2001, incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (File No. 001-09318) (the “2001 Annual Report”)

10.45	Representative Master Management Agreement dated May 31, 2001 between Franklin Templeton Tax Class Corp. and Franklin Templeton Investments Corp., incorporated by reference to Exhibit 10.61 to the 2001 Annual Report

Exhibit No.	Description
10.46	Amendments dated July 2, 2001, June 10, 2002 and February 3, 2003 to the Managed Operations Services Agreement dated February 6, 2001, between Franklin Templeton Companies, LLC and International Business Machines Corporation, incorporated by reference to Exhibit 10.69 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 001-09318) (the “March 2003 Quarterly Report”)

10.47	Representative Form of Franklin Templeton Investor Services, LLC Transfer Agent and Shareholder Services Agreement, incorporated by reference to Exhibit 10.70 to the March 2003 Quarterly Report

10.48	Amendments dated July 1, 2003 and September 1, 2003 to the Managed Operations Service Agreement dated February 6, 2001, between Franklin Templeton Companies, LLC and International Business Machines Corporation, incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 001-09318)

10.49	Form of Restricted Stock Award Agreement and Notice of Restricted Stock Award under the Company’s 2002 Universal Stock Incentive Plan, incorporated by reference to Exhibit 10.74 to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2004 (File No. 001-09318) (the “November 12, 2004 Form 8-K”)*

10.50	Form of Stock Option Agreement and Notice of Stock Option Grant under the Company’s 2002 Universal Stock Incentive Plan, incorporated by reference to Exhibit 10.75 to the November 12, 2004 Form 8-K*

10.51	Franklin Resources, Inc. Deferred Compensation Arrangement for Director’s Fees, dated as of January 21, 2005, by and between Franklin Resources, Inc. and Samuel H. Armacost incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2005 (File No. 001-09318) (the “January 27, 2005 Form 8-K”)*

10.52	Franklin Resources, Inc. 2002 Universal Stock Incentive Plan (as amended and restated December 16, 2004) incorporated by reference to Exhibit 10.2 to the January 27, 2005 Form 8-K*

10.53	Description of Performance Goals for the Company’s Co-Chief Executive Officers for the 2005 Fiscal Year under the 2004 Key Executive Incentive Compensation Plan, incorporated by reference to Exhibit 10.87 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318)*

10.54	Five Year Facility Credit Agreement dated as of June 10, 2005 among Franklin Resources, Inc., the Banks parties thereto, Bank of America, N.A. and The Bank of New York, as Co-Syndication Agents, Citibank, N.A. and BNP Paribas, as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2005 (File No. 001-09318)

Exhibit No.	Description
10.55	Agreement, dated as of June 1, 2005, by and between Franklin Resources, Inc. and Craig S. Tyle, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2005 (File No. 001-09318)*

10.56	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2005 (File No. 001-09318)*

10.57	Franklin Resources, Inc. Deferred Compensation Arrangement for Director’s Fees, amended and restated as of October 18, 2005, by and between Franklin Resources, Inc. and Louis E. Woodworth, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2005 (File No. 001-09318)*

10.58	Form of Notice of Restricted Fund Unit Award and Restricted Fund Unit Award Agreement (standard), incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2005 (File No. 001-09318) (the “November 3, 2005 Form 8-K”)*

10.59	Form of Notice of Restricted Fund Unit Award and Restricted Fund Unit Award Agreement (other), incorporated by reference to Exhibit 10.3 to the November 3, 2005 Form 8-K*

10.60	Form of Notice of Restricted Stock Award and Restricted Stock Award Agreement (in recognition of past efforts and contributions), incorporated by reference to Exhibit 10.4 to the November 3, 2005 Form 8-K*

10.61	Form of Notice of Restricted Stock Award and Restricted Stock Award Agreement (inducement/performance), incorporated by reference to Exhibit 10.5 to the November 3, 2005 Form 8-K*

10.62	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (in recognition of past efforts and contributions), incorporated by reference to Exhibit 10.6 to the November 3, 2005 Form 8-K*

10.63	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (inducement/performance), incorporated by reference to Exhibit 10.7 to the November 3, 2005 Form 8-K*

10.64	Form of Amendment to Deferred Compensation Agreement for Director’s Fees, incorporated by reference to Exhibit 10.90 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 001-09318) (the “2005 Annual Report”)*

10.65	Employment Agreement entered into on December 26, 2000 by and among William Y. Yun, Fiduciary Trust Company International and Franklin Resources, Inc., as amended, incorporated by reference to Exhibit 10.93 to the 2005 Annual Report*

10.66	2006 Directors Deferred Compensation Plan, as amended and restated effective December 14, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2007 (File No. 001-09318)*

Exhibit No.	Description
10.67	Description of Performance Goals for the Company’s Chief Executive Officer for the 2006 Fiscal Year under the 2004 Key Executive Incentive Compensation Plan, incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2005 (File No. 001-09318)*

10.68	Amendment Number 6 to the Managed Operations Services Agreement, dated March 6, 2006, by and between Franklin Templeton Companies, LLC, and International Business Machines Corporation, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006 (File No. 001-09318) (the “March 2006 Quarterly Report”)

10.69	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.4 to the March 2006 Quarterly Report*

10.70	Form of Amended and Restated Indemnification Agreement, incorporated by reference to Exhibit 10.5 to the March 2006 Quarterly Report*

10.71	Form of Notice of Restricted Fund Unit Award and Restricted Fund Unit Award Agreement (standard), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2006 (File No. 001-09318) (the “November 8, 2006 Form 8-K”)*

10.72	Form of Notice of Restricted Fund Unit Award and Restricted Fund Unit Award Agreement (other), incorporated by reference to Exhibit 10.2 to the November 8, 2006 Form 8-K*

10.73	Form of Notice of Restricted Stock Award and Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.3 to the November 8, 2006 Form 8-K*

10.74	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.4 to the November 8, 2006 Form 8-K*

10.75	Description of Bonus Payments to Certain Current Executive Officers and One Former Executive Officer of the Company, incorporated by reference to Exhibit 10.5 to the November 8, 2006 Form 8-K*

10.76	Franklin Resources, Inc. 1998 Employee Stock Investment Plan (as amended and restated June 17, 2008), incorporated by reference to Exhibit 10.1 of Franklin Resources, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 (the “June 2008 Quarterly Report”)*

10.77	Franklin Resources, Inc. Amended and Restated Annual Incentive Compensation Plan ( as amended and restated December 13, 2006), incorporated by reference to Exhibit 10.2 to the December 22, 2006 Form 8-K”*

10.78	Franklin Resources, Inc. 2004 Key Executive Incentive Compensation Plan (as amended and restated October 15, 2007), incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 5, 2008(File No. 001-09318) (the “March 5, 2008 Form 8-K”)*

Exhibit No.	Description
10.79	Non-Employee Director Compensation as of December 31, 2006, incorporated by reference to Exhibit 10.10 to the December 2006 Quarterly Report*

10.80	Master Confirmation between Franklin Resources, Inc. and Merrill Lynch International, dated March 13, 2007 (includes as Exhibit A thereto a Supplemental Confirmation), incorporated by reference to Exhibit 10.1 to the March 2007 quarterly Report (Portions of this exhibit (indicated by asterisks) were omitted pursuant to a request for confidential treatment)

10.81	Amendment Number 7 to the Managed Operations Services Agreement, dated December 21, 2007, by and between Franklin Templeton Companies, LLC and International Business Machines Corporation, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2007 (File No. 001-09318)

10.82	Named Executive Officer Compensation as of October 1, 2008 (filed herewith)*

10.83	Named Executive Officer Performance Incentive Compensation (2008), incorporated by reference to Exhibit 10.3 to the March 5, 2008 Form 8-K*

12	Computation of Ratios of Earnings to Fixed Charges

21	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*	Management/Employment Contract or Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.

Date:	November 25, 2008	By:	/s/ Kenneth A. Lewis
Kenneth A. Lewis, Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date:	November 25, 2008	By:	/s/ Samuel H. Armacost
Samuel H. Armacost, Director

Date:	November 25, 2008	By:	/s/ Charles Crocker
Charles Crocker, Director

Date:	November 25, 2008	By:	/s/ Joseph R. Hardiman
Joseph R. Hardiman, Director

Date:	November 25, 2008	By:	/s/ Robert D. Joffe
Robert D. Joffe, Director

Date:	November 25, 2008	By:	/s/ Charles B. Johnson
Charles B. Johnson, Chairman and Director

Date:	November 25, 2008	By:	/s/ Gregory E. Johnson
Gregory E. Johnson, President and Chief Executive Officer (Principal Executive Officer)

Date:	November 25, 2008	By:	/s/ Rupert H. Johnson, Jr.
Rupert H. Johnson, Jr., Vice Chairman and Director

Date:	November 25, 2008	By:	/s/ Thomas H. Kean
Thomas H. Kean, Director

Date:	November 25, 2008	By:	/s/ Kenneth A. Lewis
Kenneth A. Lewis, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	November 25, 2008	By:	/s/ Chutta Ratnathicam
Chutta Ratnathicam, Director

Date:	November 25, 2008	By:	/s/ Peter M. Sacerdote
Peter M. Sacerdote, Director

Date:	November 25, 2008	By:	/s/ Laura Stein
Laura Stein, Director

Date:	November 25, 2008	By:	/s/ Anne M. Tatlock
Anne M. Tatlock, Director

Date:	November 25, 2008	By:	/s/ Louis E. Woodworth
Louis E. Woodworth, Director

EXHIBIT INDEX

Exhibit No.	Description
3(i)(a)	Registrant’s Certificate of Incorporation, as filed November 28, 1969, incorporated by reference to Exhibit (3)(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (File No. 001-09318) (the “1994 Annual Report”)

3(i)(b)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed March 1, 1985, incorporated by reference to Exhibit 3(ii) to the 1994 Annual Report

3(i)(c)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed April 1, 1987, incorporated by reference to Exhibit 3(iii) to the 1994 Annual Report

3(i)(d)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed February 2, 1994, incorporated by reference to Exhibit 3(iv) to the 1994 Annual Report

3(i)(e)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed on February 4, 2005, incorporated by reference to Exhibit (3)(i)(e) to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318)

3(ii)	Registrant’s Amended and Restated By-laws (as adopted March 4, 2008), incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2008 (File No. 001-09318)

4.1	Indenture between Franklin Resources, Inc. and The Bank of New York Trust Company, N.A. (as successor to The Chase Manhattan Bank and Chemical Bank), as trustee, dated as of May 19, 1994, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-3 filed with the SEC on April 14, 1994 (File No. 033-53147)

4.2	Form of First Supplemental Indenture, dated October 9, 1996, between Franklin Resources, Inc. and The Bank of New York Trust Company, N.A. (as successor to The Chase Manhattan Bank and Chemical Bank), as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on From S-3 filed with the SEC on October 4, 1996 (File No. 333-1201)

10.1	Representative Distribution Plan between Templeton Growth Fund, Inc. and Franklin/Templeton Investor Services, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1993 (File No. 001-09318) (the “1993 Annual Report”)

10.2	Representative Transfer Agent Agreement between Templeton Growth Fund, Inc. and Franklin/Templeton Investor Services, Inc., incorporated by reference to Exhibit 10.3 to the 1993 Annual Report

10.3	Representative Investment Management Agreement between Templeton Growth Fund, Inc. and Templeton, Galbraith & Hansberger Ltd., incorporated by reference to Exhibit 10.5 to the 1993 Annual Report

10.4	Representative Management Agreement between Franklin Advisers, Inc. and the Franklin Group of Funds, incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1992 (File No. 001-09318) (the “1992 Annual Report”)

10.5	Representative Distribution 12b-1 Plan between Franklin/Templeton Distributors, Inc. and the Franklin Group of Funds, incorporated by reference to Exhibit 10.3 to the 1992 Annual Report

Exhibit No.	Description
10.6	Representative Amended and Restated Distribution Agreement between Franklin/Templeton Distributors, Inc. and Franklin Federal Tax-Free Income Fund, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1995 (File No. 001-09318) (the “June 1995 Quarterly Report”)

10.7	Distribution 12b-1 Plan for Class II shares between Franklin/Templeton Distributors, Inc. and Franklin Federal Tax-Free Income Fund, incorporated by reference to Exhibit 10.2 to the June 1995 Quarterly Report

10.8	Representative Investment Management Agreement between Templeton Global Strategy SICAV and Templeton Investment Management Limited, incorporated by reference to Exhibit 10.3 to the June 1995 Quarterly Report

10.9	Representative Sub-Distribution Agreement between Templeton, Galbraith & Hansberger Ltd. and BAC Corp. Securities, incorporated by reference to Exhibit 10.4 to the June 1995 Quarterly Report

10.10	Representative Dealer Agreement between Franklin/Templeton Distributors, Inc. and Dealer, incorporated by reference to Exhibit 10.5 to the June 1995 Quarterly Report

10.11	Representative Investment Management Agreement between Templeton Investment Counsel, Inc. and Client (ERISA), incorporated by reference to Exhibit 10.6 to the June 1995 Quarterly Report

10.12	Representative Investment Management Agreement between Templeton Investment Counsel, Inc. and Client (non-ERISA), incorporated by reference to Exhibit 10.7 to the June 1995 Quarterly Report

10.13	Representative Amended and Restated Transfer Agent and Shareholder Services Agreement between Franklin/Templeton Investor Services, Inc. and Franklin Custodian Funds, Inc., dated July 1, 1995, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1995 (File No. 001-09318) (the “1995 Annual Report”)

10.14	Representative Amended and Restated Distribution Agreement between Franklin/Templeton Distributors, Inc. and Franklin Custodian Funds, Inc., incorporated by reference to Exhibit 10.17 to the 1995 Annual Report

10.15	Representative Class II Distribution Plan between Franklin/Templeton Distributors, Inc. and Franklin Custodian Funds, Inc., on behalf of its Growth Series, incorporated by reference to Exhibit 10.18 to the 1995 Annual Report

10.16	Representative Dealer Agreement between Franklin/Templeton Distributors, Inc. and Dealer, incorporated by reference to Exhibit 10.19 to the 1995 Annual Report

10.17	Representative Mutual Fund Purchase and Sales Agreement for Accounts of Bank and Trust Company Customers, effective July 1, 1995, incorporated by reference to Exhibit 10.20 to the 1995 Annual Report

10.18	Representative Management Agreement between Franklin Value Investors Trust, on behalf of Franklin MicroCap Value Fund and Franklin Advisers, Inc., incorporated by reference to Exhibit 10.21 to the 1995 Annual Report

10.19	Representative Sub-Distribution Agreement between Templeton, Galbraith & Hansberger Ltd. and Sub-Distributor, incorporated by reference to Exhibit 10.22 to the 1995 Annual Report

Exhibit No.	Description
10.20	Representative Non-Exclusive Underwriting Agreement between Templeton Growth Fund, Inc. and Templeton/Franklin Investments Services (Asia) Limited, dated September 18, 1995, incorporated by reference to Exhibit 10.23 to the 1995 Annual Report

10.21	Representative Shareholder Services Agreement between Franklin/Templeton Investor Services, Inc. and Templeton/Franklin Investments Services (Asia) Limited, dated September 18, 1995, incorporated by reference to Exhibit 10.24 to the 1995 Annual Report

10.22	Subcontract for Transfer Agency and Shareholder Services dated November 1, 1996 by and between Franklin/Templeton Investor Services, Inc. and PFPC Inc., incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (File No. 001-09318) (the “1996 Annual Report”)

10.23	Representative Sample of Franklin/Templeton Investor Services, Inc. Transfer Agent and Shareholder Services Agreement, incorporated by reference to Exhibit 10.26 to the 1996 Annual Report

10.24	Representative Administration Agreement between Templeton Growth Fund, Inc. and Franklin Templeton Services, Inc., incorporated by reference to Exhibit 10.27 to the 1996 Annual Report

10.25	Representative Sample of Fund Administration Agreement with Franklin Templeton Services, Inc., incorporated by reference to Exhibit 10.28 to the 1996 Annual Report

10.26	Representative Subcontract for Fund Administrative Services between Franklin Advisers, Inc. and Franklin Templeton Services, Inc., incorporated by reference to Exhibit 10.29 to the 1996 Annual Report

10.27	Representative Investment Advisory Agreement between Franklin Mutual Series Fund Inc. and Franklin Mutual Advisers, Inc., incorporated by reference to Exhibit 10.30 to the 1996 Annual Report

10.28	Representative Management Agreement between Franklin Valuemark Funds and Franklin Mutual Advisers, Inc., incorporated by reference to Exhibit 10.31 to the 1996 Annual Report

10.29	Representative Investment Advisory and Asset Allocation Agreement between Franklin Templeton Fund Allocator Series and Franklin Advisers, Inc., incorporated by reference to Exhibit 10.32 to the 1996 Annual Report

10.30	Representative Management Agreement between Franklin New York Tax-Free Income Fund, Inc. and Franklin Investment Advisory Services, Inc., incorporated by reference to Exhibit 10.33 to the 1996 Annual Report

10.31	Representative Agreement for the Supply of Investment Management and Administration Services, dated February 16, 1998, by and between Templeton Funds and Templeton Investment Management Limited, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No. 001-09318)

10.32	Representative Investment Management Agreement between Templeton Investment Counsel, Inc. and Client (ERISA), as amended, incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 1998 (File No. 001-09318) (the “1998 Annual Report”)

10.33	Representative Investment Management Agreement between Templeton Investment Counsel, Inc. and Client (non-ERISA), as amended, incorporated by reference to Exhibit 10.40 to the 1998 Annual Report

Exhibit No.	Description
10.34	Representative Variable Insurance Fund Participation Agreement among Templeton Variable Products Series Fund or Franklin Valuemark Fund, Franklin/Templeton Distributors, Inc. and an insurance company, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1998 (File No. 001-09318)

10.35	Representative Amended and Restated Distribution Agreement among Templeton Emerging Markets Fund, Templeton Canadian Bond Fund, Templeton International Stock Fund, Templeton Canadian Stock Fund, Templeton Global Smaller Companies Fund, Templeton Global Bond Fund, Templeton Treasury Bill Fund, Templeton Global Balanced Fund, Templeton International Balanced Fund, Templeton Canadian Asset Allocation Fund, Mutual Beacon Fund, Franklin U.S. Small Cap Growth Fund, Templeton Balanced Fund, Templeton Growth Fund, Ltd., Templeton Management Limited, and FEP Capital, L.P. dated December 31, 1998, incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 001-09318) (the “2000 Annual Report”)

10.36	Representative Purchase and Sales Agreement by and among Franklin/Templeton Distributors, Inc., Franklin Resources, Inc., and Lightning Finance Company Limited dated August 1, 1999, incorporated by reference to Exhibit 10.46 to the 2000 Annual Report

10.37	Representative Advisory Agreement between Templeton Global Advisors Limited and Templeton Asset Management Limited dated December 21, 1999, incorporated by reference to Exhibit 10.47 to the 2000 Annual Report

10.38	Representative Amended and Restated Commission Paying Agreement between Templeton Global Strategy Funds, Templeton Global Advisors Limited, Templeton Global Strategic Services S.A., and Lightning Finance Company Limited dated January 31, 2000, incorporated by reference to Exhibit 10.48 to the 2000 Annual Report

10.39	Representative Variable Insurance Fund Participation Agreement among Franklin Templeton Variable Insurance Products Trust (formerly Franklin Valuemark Funds), Franklin/Templeton Distributors, Inc., and CUNA Mutual Life Insurance Company dated May 1, 2000, incorporated by reference to Exhibit 10.49 to the 2000 Annual Report

10.40	Representative Amended and Restated Distribution Agreement between Franklin/Templeton Distributors, Inc. and Franklin Growth and Income Fund dated August 10, 2000, incorporated by reference to Exhibit 10.52 to the 2000 Annual Report

10.41	Representative Sub-Advisory Agreement between FT Trust Company, on behalf of Templeton International Smaller Companies Fund, Templeton Investment Counsel, LLC, and Templeton Asset Management Limited, dated January 23, 2001, incorporated by reference to Exhibit 10.55 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2001 (File No. 001-09318) (the “March 2001 Quarterly Report”)

10.42	Managed Operations Services Agreement between Franklin Templeton Companies, LLC, and International Business Machines Corporation dated February 6, 2001, incorporated by reference to Exhibit 10.56 to the March 2001 Quarterly Report

10.43	Representative Agency Agreement between FT Trust Company and Franklin/Templeton Investor Services, LLC, dated April 1, 2001, incorporated by reference to Exhibit 10.57 to the March 2001 Quarterly Report

Exhibit No.	Description
10.44	Representative Amended and Restated Master Management Agreement between Franklin Templeton Investment Corp., as Trustee of mutual funds and Franklin Templeton Investment Corp., as Manager, dated May 31, 2001, incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (File No. 001-09318) (the “2001 Annual Report”)

10.45	Representative Master Management Agreement dated May 31, 2001 between Franklin Templeton Tax Class Corp. and Franklin Templeton Investments Corp., incorporated by reference to Exhibit 10.61 to the 2001 Annual Report

10.46	Amendments dated July 2, 2001, June 10, 2002 and February 3, 2003 to the Managed Operations Services Agreement dated February 6, 2001, between Franklin Templeton Companies, LLC and International Business Machines Corporation, incorporated by reference to Exhibit 10.69 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 001-09318) (the “March 2003 Quarterly Report”)

10.47	Representative Form of Franklin Templeton Investor Services, LLC Transfer Agent and Shareholder Services Agreement, incorporated by reference to Exhibit 10.70 to the March 2003 Quarterly Report

10.48	Amendments dated July 1, 2003 and September 1, 2003 to the Managed Operations Service Agreement dated February 6, 2001, between Franklin Templeton Companies, LLC and International Business Machines Corporation, incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 001-09318)

10.49	Form of Restricted Stock Award Agreement and Notice of Restricted Stock Award under the Company’s 2002 Universal Stock Incentive Plan, incorporated by reference to Exhibit 10.74 to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2004 (File No. 001-09318) (the “November 12, 2004 Form 8-K”)*

10.50	Form of Stock Option Agreement and Notice of Stock Option Grant under the Company’s 2002 Universal Stock Incentive Plan, incorporated by reference to Exhibit 10.75 to the November 12, 2004 Form 8-K*

10.51	Franklin Resources, Inc. Deferred Compensation Arrangement for Director’s Fees, dated as of January 21, 2005, by and between Franklin Resources, Inc. and Samuel H. Armacost incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2005 (File No. 001-09318) (the “January 27, 2005 Form 8-K”)*

10.52	Franklin Resources, Inc. 2002 Universal Stock Incentive Plan (as amended and restated December 16, 2004) incorporated by reference to Exhibit 10.2 to the January 27, 2005 Form 8-K*

10.53	Description of Performance Goals for the Company’s Co-Chief Executive Officers for the 2005 Fiscal Year under the 2004 Key Executive Incentive Compensation Plan, incorporated by reference to Exhibit 10.87 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318)*

10.54	Five Year Facility Credit Agreement dated as of June 10, 2005 among Franklin Resources, Inc., the Banks parties thereto, Bank of America, N.A. and The Bank of New York, as Co-Syndication Agents, Citibank, N.A. and BNP Paribas, as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2005 (File No. 001-09318)

Exhibit No.	Description
10.55	Agreement, dated as of June 1, 2005, by and between Franklin Resources, Inc. and Craig S. Tyle, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2005 (File No. 001-09318)*

10.56	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2005 (File No. 001-09318)*

10.57	Franklin Resources, Inc. Deferred Compensation Arrangement for Director’s Fees, amended and restated as of October 18, 2005, by and between Franklin Resources, Inc. and Louis E. Woodworth, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2005 (File No. 001-09318)*

10.58	Form of Notice of Restricted Fund Unit Award and Restricted Fund Unit Award Agreement (standard), incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2005 (File No. 001-09318) (the “November 3, 2005 Form 8-K”)*

10.59	Form of Notice of Restricted Fund Unit Award and Restricted Fund Unit Award Agreement (other), incorporated by reference to Exhibit 10.3 to the November 3, 2005 Form 8-K*

10.60	Form of Notice of Restricted Stock Award and Restricted Stock Award Agreement (in recognition of past efforts and contributions), incorporated by reference to Exhibit 10.4 to the November 3, 2005 Form 8-K*

10.61	Form of Notice of Restricted Stock Award and Restricted Stock Award Agreement (inducement/performance), incorporated by reference to Exhibit 10.5 to the November 3, 2005 Form 8-K*

10.62	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (in recognition of past efforts and contributions), incorporated by reference to Exhibit 10.6 to the November 3, 2005 Form 8-K*

10.63	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (inducement/performance), incorporated by reference to Exhibit 10.7 to the November 3, 2005 Form 8-K*

10.64	Form of Amendment to Deferred Compensation Agreement for Director’s Fees, incorporated by reference to Exhibit 10.90 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 001-09318) (the “2005 Annual Report”)*

10.65	Employment Agreement entered into on December 26, 2000 by and among William Y. Yun, Fiduciary Trust Company International and Franklin Resources, Inc., as amended, incorporated by reference to Exhibit 10.93 to the 2005 Annual Report*

10.66	2006 Directors Deferred Compensation Plan, as amended and restated effective December 14, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2007 (File No. 001-09318)*

10.67	Description of Performance Goals for the Company’s Chief Executive Officer for the 2006 Fiscal Year under the 2004 Key Executive Incentive Compensation Plan, incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2005 (File No. 001-09318)*

Exhibit No.	Description
10.68	Amendment Number 6 to the Managed Operations Services Agreement, dated March 6, 2006, by and between Franklin Templeton Companies, LLC, and International Business Machines Corporation, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006 (File No. 001-09318) (the “March 2006 Quarterly Report”)

10.69	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.4 to the March 2006 Quarterly Report*

10.70	Form of Amended and Restated Indemnification Agreement, incorporated by reference to Exhibit 10.5 to the March 2006 Quarterly Report*

10.71	Form of Notice of Restricted Fund Unit Award and Restricted Fund Unit Award Agreement (standard), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2006 (File No. 001-09318) (the “November 8, 2006 Form 8-K”)*

10.72	Form of Notice of Restricted Fund Unit Award and Restricted Fund Unit Award Agreement (other), incorporated by reference to Exhibit 10.2 to the November 8, 2006 Form 8-K*

10.73	Form of Notice of Restricted Stock Award and Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.3 to the November 8, 2006 Form 8-K*

10.74	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.4 to the November 8, 2006 Form 8-K*

10.75	Description of Bonus Payments to Certain Current Executive Officers and One Former Executive Officer of the Company, incorporated by reference to Exhibit 10.5 to the November 8, 2006 Form 8-K*

10.76	Franklin Resources, Inc. 1998 Employee Stock Investment Plan (as amended and restated June 17, 2008), incorporated by reference to Exhibit 10.1 of Franklin Resources, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 (the “June 2008 Quarterly Report”)*

10.77	Franklin Resources, Inc. Amended and Restated Annual Incentive Compensation Plan ( as amended and restated December 13, 2006), incorporated by reference to Exhibit 10.2 to the December 22, 2006 Form 8-K”*

10.78	Franklin Resources, Inc. 2004 Key Executive Incentive Compensation Plan (as amended and restated October 15, 2007), incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 5, 2008(File No. 001-09318) (the “March 5, 2008 Form 8-K”)*

10.79	Non-Employee Director Compensation as of December 31, 2006, incorporated by reference to Exhibit 10.10 to the December 2006 Quarterly Report*

10.80	Master Confirmation between Franklin Resources, Inc. and Merrill Lynch International, dated March 13, 2007 (includes as Exhibit A thereto a Supplemental Confirmation), incorporated by reference to Exhibit 10.1 to the March 2007 quarterly Report (Portions of this exhibit (indicated by asterisks) were omitted pursuant to a request for confidential treatment)

10.81	Amendment Number 7 to the Managed Operations Services Agreement, dated December 21, 2007, by and between Franklin Templeton Companies, LLC and International Business Machines Corporation, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2007 (File No. 001-09318)

Exhibit No.	Description
10.82	Named Executive Officer Compensation as of October 1, 2008 (filed herewith)*

10.83	Named Executive Officer Performance Incentive Compensation (2008), incorporated by reference to Exhibit 10.3 to the March 5, 2008 Form 8-K*

12	Computation of Ratios of Earnings to Fixed Charges

21	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*	Management/Employment Contract or Compensatory Plan or Arrangement