Form 10-Q
period 2008-12-31
FRANKLIN RESOURCES INC
filed 2009-02-09
CIK 38777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Outstanding: 232,919,222 shares of common stock, par value $0.10 per share, of Franklin Resources, Inc. as of January 31, 2009.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Statements of Income

Unaudited

	Three Months Ended December 31,
(in thousands, except per share data)	2008	2007
Operating Revenues
Investment management fees	$600,274	$1,020,315
Underwriting and distribution fees	304,929	573,796
Shareholder servicing fees	66,342	73,175
Consolidated sponsored investment products income, net	1,886	2,904
Other, net	(4,101)	15,401

Total operating revenues	969,330	1,685,591

Operating Expenses
Underwriting and distribution	289,529	552,590
Compensation and benefits	244,063	280,290
Information systems, technology and occupancy	68,598	79,617
Advertising and promotion	24,227	46,644
Amortization of deferred sales commissions	36,612	44,551
Other	37,937	46,170

Total operating expenses	700,966	1,049,862

Operating Income	268,364	635,729
Other Income (Expenses)
Consolidated sponsored investment products losses, net	(36,484)	(977)
Investment and other (losses) income, net	(45,009)	80,773
Interest expense	(1,200)	(6,045)

Other (expenses) income, net	(82,693)	73,751

Income before taxes	185,671	709,480
Taxes on income	64,771	191,164

Net Income	$120,900	$518,316

Earnings per Share
Basic	$0.52	$2.15
Diluted	$0.52	$2.12
Dividends per Share	$0.21	$0.20

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Balance Sheets

Unaudited

(in thousands)	December 31, 2008	September 30, 2008
Assets

Current Assets
Cash and cash equivalents	$2,453,127	$2,314,818
Receivables	555,882	690,351
Investment securities, trading	395,417	356,408
Investment securities, available-for-sale	807,181	600,146
Other investments	281,245	836,657
Deferred taxes and other	57,421	51,252

Total current assets	4,550,273	4,849,632

Banking/Finance Assets
Cash and cash equivalents	383,670	212,734
Loans held for sale	27,646	32,582
Loans receivable, net	352,913	371,647
Investment securities, trading	86,935	111,607
Investment securities, available-for-sale	352,525	320,910
Other	9,463	11,899

Total banking/finance assets	1,213,152	1,061,379

Non-Current Assets
Investment securities, available-for-sale	143,863	155,295
Investments in equity method investees and other	345,714	328,247
Deferred sales commissions	159,949	187,807
Property and equipment, net	553,477	554,706
Goodwill	1,424,038	1,438,093
Other intangible assets, net	571,823	579,572
Other	25,063	21,789

Total non-current assets	3,223,927	3,265,509

Total Assets	$8,987,352	$9,176,520

[Table continued on next page]

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Balance Sheets

Unaudited

[Table continued from previous page]

(in thousands, except share data)	December 31, 2008	September 30, 2008
Liabilities and Stockholders’ Equity

Current Liabilities
Compensation and benefits	$135,355	$307,223
Commercial paper	36,176	13,287
Accounts payable and accrued expenses	224,329	289,985
Commissions	168,111	230,028
Income taxes	56,665	66,032
Other	26,535	29,335

Total current liabilities	647,171	935,890

Banking/Finance Liabilities
Deposits	776,606	570,279
Variable funding notes	—	28,551
Federal Home Loan Bank advances	117,000	109,000
Other	27,892	44,743

Total banking/finance liabilities	921,498	752,573

Non-Current Liabilities
Long-term debt	105,102	118,433
Deferred taxes	144,592	146,489
Other	75,712	71,609

Total non-current liabilities	325,406	336,531

Total liabilities	1,894,075	2,024,994

Commitments and Contingencies (Note 11)

Minority Interest	55,031	77,162

Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 232,918,223 and 232,777,979 shares issued and outstanding, at December 31, 2008 and September 30, 2008	23,292	23,278
Capital in excess of par value	—	—
Retained earnings	7,098,431	7,044,732
Accumulated other comprehensive (loss) income	(83,477)	6,354

Total stockholders’ equity	7,038,246	7,074,364

Total Liabilities and Stockholders’ Equity	$8,987,352	$9,176,520

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Statements of Cash Flows

Unaudited

	Three Months Ended December 31,
(in thousands)	2008	2007
Net Income	$120,900	$518,316
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,680	52,284
Stock-based compensation	18,719	16,299
Excess tax benefits from stock-based compensation arrangements	(3,012)	(26,600)
Net losses (gains) on sale of assets	12,064	(14,263)
Equity in net losses (income) of affiliated companies	25,460	(16,810)
Provision for loan losses	4,102	2,606
Other-than-temporary impairment of investments	33,849	158
Deferred taxes	(3,472)	3

Changes in operating assets and liabilities:
Decrease in receivables, prepaid expenses and other	101,190	56,522
Payments on (originations of) loans held for sale, net	4,613	(139,057)
Increase in trading securities, net	(33,452)	(102,034)
Advances of deferred sales commissions	(17,303)	(31,058)
(Decrease) increase in income taxes payable	(3,093)	70,634
(Decrease) increase in commissions payable	(61,917)	12,314
Decrease in other liabilities	(38,715)	(37,446)
Decrease in accrued compensation and benefits	(164,668)	(157,860)

Net cash provided by operating activities	41,945	204,008

Purchase of investments	(473,937)	(481,446)
Liquidation of investments	671,543	233,430
Purchase of banking/finance investments	(39,692)	(49,190)
Liquidation of banking/finance investments	9,122	7,542
Decrease (increase) in loans receivable	14,320	(30,890)
Additions of property and equipment, net	(21,784)	(14,547)
Acquisitions of subsidiaries, net of cash acquired	533	—

Net cash provided by (used in) investing activities	160,105	(335,101)

Increase in bank deposits	206,327	74,325
Exercise of common stock options	3,084	2,495
Dividends paid on common stock	(46,540)	(36,791)
Purchase of common stock	(40,678)	(780,508)
Excess tax benefits from stock-based compensation arrangements	3,012	26,600
Proceeds from issuance of debt	120,365	124,187
Payments on debt	(115,851)	(24,703)
Minority interest	22,352	51,571

Net cash provided by (used in) financing activities	152,071	(562,824)

Effect of exchange rate changes on cash and cash equivalents	(44,876)	(7,993)

Increase (decrease) in cash and cash equivalents	309,245	(701,910)
Cash and cash equivalents, beginning of period	2,527,552	3,584,183

Cash and Cash Equivalents, End of Period	$2,836,797	$2,882,273

[Table continued on next page]

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Statements of Cash Flows

Unaudited

[Table continued from previous page]

	Three Months Ended December 31,
(in thousands)	2008	2007
Components of Cash and Cash Equivalents
Cash and cash equivalents, beginning of period:
Current assets	$2,314,818	$3,304,495
Banking/finance assets	212,734	279,688

Total	$2,527,552	$3,584,183

Cash and cash equivalents, end of period:
Current assets	$2,453,127	$2,573,250
Banking/finance assets	383,670	309,023

Total	$2,836,797	$2,882,273

Supplemental Disclosure of Non-Cash Information
Change in assets related to the net deconsolidation of certain sponsored investment products	$(85,196)	$(111,114)
Change in liabilities related to the net deconsolidation of certain sponsored investment products	(51,685)	(47,147)
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$64,265	$97,283
Cash paid for interest	3,035	15,593

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2008

(Unaudited)

Note 1 - Basis of Presentation

The unaudited interim financial statements of Franklin Resources, Inc. and its consolidated subsidiaries (collectively, the “Company”) included herein have been prepared by the Company in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Under these rules and regulations, some information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been shortened or omitted. Management believes that all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown have been made. All adjustments are normal and recurring. These financial statements should be read together with the Company’s audited financial statements included in its Form 10-K for the fiscal year ended September 30, 2008 (“fiscal year 2008”). Certain amounts for the comparative prior fiscal year periods have been reclassified to conform to the financial presentation for and at the period ended December 31, 2008.

Note 2 - New Accounting Standards

The Company adopted the following accounting standards during the three months ended December 31, 2008. There were no significant updates to recently issued accounting standards not yet adopted by the Company as disclosed in its Form 10-K for fiscal year 2008.

In January 2009, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) EITF 99-20-1, “Amendments to the Impairment Guidance of Emerging Issues Task Force (“EITF”) Issue No. 99-20” (“FSP EITF 99-20-1”). FSP EITF 99-20-1 amends the impairment guidance of EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets” to align it with the impairment guidance of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Both standards now require that management consider the probability that the holder of an asset will be unable to collect all amounts due when assessing assumptions about future cash flows for evaluations of assets for other-than-temporary impairment. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008. The adoption of FSP EITF 99-20-1 did not have a material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46R-8”). FSP FAS 140-4 and FIN 46R-8 amends Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – as amended” (“SFAS 140”) and FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”) to require enhanced disclosures by public entities about transfers of financial assets and interests in variable interest entities, and provide users of the financial statements with greater transparency about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities. The disclosures required by FSP FAS 140-4 and FIN 46R-8 are effective for interim and annual reporting periods ending after December 15, 2008. The Company adopted FSP FAS 140-4 and FIN 46R-8 and has included the enhanced disclosures in Note 8 – Securitization of Loans Held for Sale and Note 11 – Commitments and Contingencies to its consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 became effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of SFAS 162 had no impact on the Company’s consolidated financial statements.

In June 2007, the FASB ratified the consensus reached by the EITF in EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 requires that the realized income tax benefit from dividends and dividend equivalents that are charged to retained earnings and paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options be recorded as an increase to capital in excess of par value. EITF 06-11 applies prospectively to the income tax benefits on dividends declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The adoption of EITF 06-11 on October 1, 2008 had no impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to irrevocably elect fair value as the measurement method for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 provides the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The difference between carrying value and fair value at the election date should be recorded as a cumulative effective adjustment to opening retained earnings. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company adopted SFAS 159 on October 1, 2008 without electing to apply the fair value option to any eligible assets or liabilities existing on its consolidated balance sheet as of October 1, 2008, or for any new eligible assets or liabilities recognized subsequent to October 1, 2008. Therefore, the adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 does not require new fair value measurements, but provides guidance on how to measure fair value by establishing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, which amends SFAS 157 to exclude FASB Statement No. 13, “Accounting for Leases” (“SFAS 13”), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13 from the scope of SFAS 157, and issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items recognized or disclosed at fair value on an annual or more frequent basis, until fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active”, which clarifies the application of SFAS 157 for determining the fair value of a financial asset when the market for that asset is not active. The Company adopted SFAS 157 and related interpretations on October 1, 2008 for its financial assets and liabilities measured and reported at fair value and included the required disclosures in Note 7 – Fair Value Measurements. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements. The adoption of SFAS 157 for nonfinancial assets and liabilities recognized or disclosed at fair value on a non-recurring basis is not expected to have a material impact on its consolidated financial statements.

Note 3 - Comprehensive Income

The components of comprehensive income were as follows:

	Three Months Ended December 31,
(in thousands)	2008	2007
Net income	$120,900	$518,316
Net unrealized losses on investments, net of tax	(7,832)	(26,055)
Currency translation adjustments	(81,999)	(10,836)
Other	—	(58)

Comprehensive Income	$31,069	$481,367

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

	Three Months Ended December 31,
(in thousands, except per share data)	2008	2007
Net Income	$120,900	$518,316

Weighted-average shares outstanding – basic	231,626	241,585
Common stock options, nonvested stock awards and nonvested stock unit awards	1,062	2,562

Weighted-Average Shares Outstanding – Diluted	232,688	244,147

Earnings per Share
Basic	$0.52	$2.15
Diluted	$0.52	$2.12

For the three months ended December 31, 2008 and 2007, the Company excluded approximately 1,951.0 thousand and 7.8 thousand nonvested shares related to grants of stock awards and stock unit awards from the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note 5 - Cash and Cash Equivalents

The Company discloses cash and cash equivalents as separate components of current assets and banking/finance assets in the condensed consolidated balance sheets. Cash and cash equivalents consisted of the following:

(in thousands)	December 31, 2008	September 30, 2008
Cash on hand and demand deposits with banks	$658,606	$579,361
Federal funds sold	1,998	134,759
Sponsored money market funds	1,158,841	1,076,966
Time deposits and other	1,017,352	736,466

Total	$2,836,797	$2,527,552

Federal Reserve Board regulations require certain of the Company’s banking subsidiaries to maintain reserve and clearing balances on deposits with the Federal Reserve Banks. The required reserve balance was $7.0 million at December 31, 2008 and $6.4 million at September 30, 2008. The required clearing balance was $1.2 million at December 31, 2008 and September 30, 2008.

The Company maintains cash and cash equivalents with financial institutions in various countries, limits the amount of credit exposure with any given financial institution and conducts ongoing evaluations of the creditworthiness of the financial institutions with which it does business.

Note 6 - Investments

Investments consisted of the following:

(in thousands)	December 31, 2008	September 30, 2008
Current
Investment securities, trading	$395,417	$356,408
Investment securities, available-for-sale
Sponsored investment products	764,794	591,562
Securities of U.S. states and political subdivisions	7,110	5,104
Securities of U.S. Treasury and federal agencies	25,809	2,799
Other equity and debt securities[1]	9,468	681

Total investment securities, available-for-sale	807,181	600,146
Other investments[2]	281,245	836,657

Total Current	$1,483,843	$1,793,211

Banking/Finance
Investment securities, trading	$86,935	$111,607
Investment securities, available-for-sale
U.S. government-sponsored enterprise obligations[3]	337,614	315,683
Securities of U.S. states and political subdivisions	989	1,125
Securities of U.S. Treasury and federal agencies	3,647	3,760
Other equity and debt securities[1]	10,275	342

Total investment securities, available-for-sale	352,525	320,910

Total Banking/Finance	$439,460	$432,517

Non-Current
Investment securities, available-for-sale
Sponsored investment products	$27,360	$28,089
Securities of U.S. states and political subdivisions	108,632	119,031
Securities of U.S. Treasury and federal agencies	634	625
Other equity and debt securities[1]	7,237	7,550

Total investment securities, available-for-sale	143,863	155,295
Investments in equity method investees and other	345,714	328,247

Total Non-Current	$489,577	$483,542

[1]	Other equity and debt securities include equity securities, corporate debt securities, and other securities with a determinable fair value that are classified as available-for-sale securities.
[2]	Other investments consist of time deposits with financial institutions having maturities greater than three months but less than one year from the date of purchase.
[3]	U.S. government-sponsored enterprise obligations include mortgage-backed securities and debentures.

At December 31, 2008 and September 30, 2008, current investment securities, trading included $256.5 million and $294.6 million of investments held by sponsored investment products that were consolidated in the Company’s condensed financial statements.

At December 31, 2008 and September 30, 2008, banking/finance segment investment securities with aggregate carrying amounts of $316.2 million and $294.1 million were pledged as collateral for the ability to borrow from various government agencies (see Note 10 – Debt). In addition, investment management segment securities with aggregate carrying amounts of $7.0 million and $8.3 million were pledged as collateral at December 31, 2008 and September 30, 2008.

A summary of the gross unrealized gains and losses relating to investment securities, available-for-sale is as follows:

(in thousands)		Gross Unrealized
as of December 31, 2008	Cost Basis	Gains	Losses	Fair Value
Sponsored investment products	$839,003	$25,067	$(71,916)	$792,154
U.S. government-sponsored enterprise obligations	336,947	5,722	(5,055)	337,614
Securities of U.S. states and political subdivisions	118,246	1,508	(3,023)	116,731
Securities of U.S. Treasury and federal agencies	30,069	83	(62)	30,090
Other equity and debt securities	25,092	1,983	(95)	26,980

Total	$1,349,357	$34,363	$(80,151)	$1,303,569

(in thousands)		Gross Unrealized
as of September 30, 2008	Cost Basis	Gains	Losses	Fair Value
Sponsored investment products	$650,873	$12,465	$(43,687)	$619,651
U.S. government-sponsored enterprise obligations	315,969	2,705	(2,991)	315,683
Securities of U.S. states and political subdivisions	126,583	401	(1,724)	125,260
Securities of U.S. Treasury and federal agencies	7,092	109	(17)	7,184
Other equity and debt securities	7,882	906	(215)	8,573

Total	$1,108,399	$16,586	$(48,634)	$1,076,351

The changes in net unrealized gains (losses) on investment securities include realization of net gains (losses) on the sale of investment securities, available-for-sale of $(12.3) million and $14.1 million during the three months ended December 31, 2008 and 2007. The tax effect of the change in unrealized gains (losses) on investment securities included in other comprehensive income was $5.8 million and $(3.4) million during the three months ended December 31, 2008 and 2007.

The Company evaluates investments for other-than-temporary impairment in value on a periodic basis when the cost of an investment exceeds its fair value. The Company considers many factors, including the severity and duration of the decline in the fair value below cost, the intent and ability of the Company to hold the security for a period of time sufficient for an anticipated recovery in fair value, and the financial condition and specific events related to the issuer. During the three months ended December 31, 2008 and 2007, the Company recognized $33.8 million and $0.2 million of other-than-temporary impairment in the value of certain investments primarily related to sponsored investment products.

The Company recognized net losses on trading investment securities that were still held at December 31, 2008 and 2007 in the amounts of $62.4 million and $0.7 million.

Note 7 - Fair Value Measurements

On October 1, 2008, the Company adopted SFAS 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the “exit price”). SFAS 157 also establishes a three-level fair value hierarchy that prioritizes the inputs for the valuation techniques used to measure fair value based on whether the inputs to those valuation techniques are observable or unobservable.

The three levels of fair value hierarchy established by SFAS 157 are set forth below. Our assessment of the hierarchy level of the assets or liabilities measured at fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2

Observable inputs other than Level 1 quoted prices, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or inputs other than quoted prices that are observable or corroborated by observable market data. Level 2 quoted prices are obtained from independent third-party brokers or dealers, including prices derived from model-based valuation techniques for which the significant assumptions are observable in the market or corroborated by observable market data.

Level 3

Unobservable inputs that are supported by little or no market activity. Level 3 valuations are derived primarily from model-based valuation techniques in which one or more significant inputs are unobservable in the market. These inputs require significant management judgment and reflect the Company’s estimation of assumptions that market participants would use in pricing the asset or liability.

The Company records substantially all of its investments at fair value or amounts that approximate fair value. Trading securities, securities available-for-sale, and derivatives are financial instruments recorded at fair value on a recurring basis.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

(in thousands)
as of December 31, 2008	Level 1	Level 2	Level 3	Total
Current Assets
Investment securities, trading	$273,580	$118,648	$3,189	$395,417
Investment securities, available-for-sale	774,262	32,919	—	807,181
Banking/Finance Assets
Investment securities, trading	—	69,453	17,482	86,935
Investment securities, available-for-sale	—	352,525	—	352,525
Non-Current Assets
Investment securities, available-for-sale	22,441	109,266	12,156	143,863

Total Assets Measured at Fair Value	$1,070,283	$682,811	$32,827	$1,785,921

Current Liabilities
Forward foreign currency exchange contracts	$—	$3,116	$—	$3,116
Banking/Finance Liabilities
Interest-rate swap agreements	—	120	—	120

Total Liabilities Measured at Fair Value	$—	$3,236	$—	$3,236

The following is a description of the significant assets measured at fair value, the fair value methodologies used, and the fair value hierarchy level.

Investment Securities, Trading consist primarily of securities held by consolidated sponsored investment products and retained subordinated securities and the interest-only strip receivable from securitization transactions. The fair value of securities held by consolidated sponsored investment products is primarily determined using quoted market prices, or independent third-party broker or dealer price quotes. These securities are primarily classified as Level 1 or Level 2. The fair value of retained subordinated securities from securitization transactions is determined using independent third-party broker or dealer price quotes, and these securities are currently classified as Level 2. The broker or dealer price quotes are evaluated for reasonableness based upon the performance of the underlying loans and comparable transaction pricing in the securitization market. The fair value of the interest-only strip receivable currently is determined using unobservable inputs and classified as Level 3, and is more fully described below.

Investment Securities, Available-for-Sale consist primarily of non-consolidated sponsored investment products and debt securities including U.S. government-sponsored enterprise obligations, securities of U.S. states and political subdivisions, and securities of the U.S. Treasury and federal agencies. The fair value of non-consolidated sponsored investment products is generally determined based on the exchange listed net asset values of the sponsored investment products, and they are classified as Level 1. The fair value of the debt securities is determined using quoted market prices or independent third-party broker or dealer price quotes, which are evaluated for reasonableness, and they are generally classified as Level 2.

At December 31, 2008, Level 3 assets represented approximately 3.3% of total assets measured at fair value, and Level 3 liabilities measured at fair value were insignificant. There were immaterial transfers into Level 3 during the three months ended December 31, 2008. The following is a description of the Level 3 assets measured at fair value and the fair value methodologies used.

Interest-only strip receivable. The interest-only strip receivable, which is classified as a trading investment security, is backed by prime, non-prime and sub-prime automobile loans issued from March 1999 to April 2008. The fair value of the interest-only strip receivable is estimated using discounted cash flow analyses. Key inputs to the analysis include the excess cash flow discount rate, cumulative life loss rate, expected weighted-average life and prepayment speed assumption. The Company develops its key inputs using actual portfolio experience and recent market activity for similar transactions. The interest-only strip receivable is currently classified as Level 3 as at least one of the significant inputs used in the fair valuation is not observable because recent economic events have significantly reduced the number of comparable securitization transactions. During the three months ended December 31, 2008, the Company recognized a $17.7 million write-down to the interest-only strip receivable primarily as a result of an increase in the excess cash flow discount rate from 19.8% at September 30, 2008 to 36.4% at December 31, 2008 to reflect the liquidity premium in the market. The key assumptions and the sensitivity of the fair value of the interest-only strip receivable to an immediate adverse change in those assumptions are shown in Note 8 – Securitization of Loans Held for Sale.

Securities held by consolidated sponsored investment products are classified as trading investment securities. Consolidated sponsored investment products may hold securities that are classified as Level 3 because their fair value is determined using unobservable inputs. Fair value of these securities is determined using valuation methods as appropriate for each security type such as model-based valuations or prices of similar securities adjusted for illiquidity and credit risk factors.

Collateralized debt obligations (“CDOs”), which are classified as available-for-sale securities, are highly illiquid, and observable inputs are currently not available. The fair value of CDOs are derived from market-standard models to estimate the cash flows using key inputs which include discount rates for each credit rating, collateral type, and other relevant contractual features. CDOs are classified as Level 3 because at least one of the significant inputs used in the fair valuation is not observable.

Automobile loans held for sale. The fair value of automobile loans held for sale generally is estimated based on the whole loan market price that would be received if the loans were sold in their current condition, which may include adjustments based on the composition of the loan portfolio and liquidity factors. As a result of the recent economic events, observable whole loan prices for comparable portfolios of automobile loans sold have not been readily available. Therefore, the fair value currently is determined by using discounted cash flow analyses with estimated discount rates for loans with similar terms and collateral. Accordingly, automobile loans held for sale currently are classified as Level 3.

While the Company believes the valuation methods described above are appropriate, the use of different methodologies or assumptions to determine the fair value could result in a different estimate of fair value at the reporting date.

The changes in Level 3 assets measured at fair value on a recurring basis for the three months ended December 31, 2008 were as follows.

(in thousands)	Securities Held by Consolidated Sponsored Investment Products	Interest- Only Strip Receivable	Other[1]	Total
At October 1, 2008	$4,089	$29,782	$12,112	$45,983
Total realized and unrealized gains (losses):
Included in other, net revenue	—	(17,703)	—	(17,703)
Included in consolidated sponsored investment products losses, net	(960)	—	—	(960)
Included in other comprehensive income	—	—	137	137
Purchases, sales, and settlements, net	3	5,403	(93)	5,313
Transfers into Level 3	57	—	—	57

At December 31, 2008	$3,189	$17,482	$12,156	$32,827

Change in unrealized losses included in net income relating to assets still held at December 31, 2008	$(962)[2]	$(17,703)[3]	$—	$(18,665)

[1]	Other includes collateralized debt obligations and equity securities.
[2]	Included in consolidated sponsored investment products losses, net.
[3]	Included in other, net revenue.

The Company also may be required to measure certain assets or liabilities at fair value on a nonrecurring basis. These adjustments to fair value generally result from the application of lower of cost or fair value accounting for automobile loans held for sale or write-downs of individual assets. At December 31, 2008, all automobile loans held for sale were measured at fair value and classified within Level 3 of the fair value hierarchy. The fair value of these loans was $27.6 million, and the adjustment to the fair value of these loans recorded as a loss during the three months ended December 31, 2008 was de minimus.

Note 8 - Securitization of Loans Held for Sale

From time to time, the Company enters into automobile loan securitization transactions with securitization trusts structured as qualified special purpose entities (the “securitization trusts”), which then issue asset-backed securities to private investors. The Company records these transactions as sales. The securitization transactions are comprised of prime, non-prime and sub-prime contracts for retail installment sales that are secured by new and used automobiles purchased from motor vehicle dealers. The Company purchases the sale contracts in the ordinary course of business.

When the Company sells automobile loans in a securitization transaction, it retains a residual interest, which is an interest-only strip receivable. The interest-only strip receivable represents the Company’s contractual right to receive interest from the pool of securitized loans after the payment of required amounts to holders of the asset-backed securities and certain other costs associated with the securitization. The interest-only strip receivable is generally fully realizable and subject to limited recourse provisions. The Company may also retain subordinated securities from securitization transactions, which are senior to the interest-only strip receivable. The retained interests in securitized assets, including the interest-only strip receivable and the retained subordinated securities, are recognized as banking/finance trading securities in the condensed consolidated balance sheets. Changes in the fair value of the retained interests are recognized currently in earnings.

Certain automobile loans to be sold in securitization transactions were held by special purpose statutory Delaware trusts (the “trusts”) that were organized to hold a portion of the Company’s loans held for sale and issue notes under variable funding note warehouse credit facilities. The variable funding notes issued under these facilities were secured by cash and a pool of automobile loans that were expected to meet certain eligibility requirements. Directly and through the trusts, which were consolidated in the Company’s financial statements, the Company entered into interest-rate swap agreements, accounted for as freestanding derivatives, intended to mitigate the interest rate risk between the fixed interest rate on the pool of automobile loans and the floating interest rate paid under the variable funding note warehouse credit facilities until the securitization and sale of the related loans. The Company terminated the trusts, the warehouse credit facilities and the related swap agreements in November 2008 and does not currently intend to replace them.

There were no automobile loan securitization transactions during the three months ended December 31, 2008 and 2007. The securitization transactions in which the Company entered into through September 30, 2008 were consistent in all material respects. As a result of a securitization transaction that the Company entered into in June 2008, it retained the subordinated securities in addition to the interest-only strip receivable. These retained subordinated securities had credit ratings from Standard & Poor’s ranging from AA to BBB at December 31, 2008.

The Company determines the fair value of the retained interests in securitized assets at the date of securitization and at each period-end. The fair value of the retained subordinated securities is determined using independent third-party broker or dealer price quotes, which are evaluated for reasonableness based upon the performance of the underlying loans and comparable transaction pricing in the securitization market. The fair value of the interest-only strip receivable is estimated using discounted cash flow analyses. Key inputs to the analysis include the excess cash flow discount rate, cumulative life loss rate, expected weighted-average life and prepayment speed assumption. The Company develops its key inputs using actual portfolio experience and recent market activity for similar transactions. The Company increased the excess cash flow discount rate relating to the interest-only strip receivable from 19.8% at September 30, 2008 to 36.4% at December 31, 2008 to reflect the liquidity premium in the market. The Company also increased the cumulative life loss rate assumption ranging from 2.1%-5.7% at September 30, 2008 to 2.2%-7.8% at December 31, 2008 to reflect an increase in experienced and expected losses. This resulted in an increase in the weighted-average assumption for the cumulative life loss rate from 4.2% at September 30, 2008 to 5.7% at December 31, 2008.

The following table shows the sensitivity of the retained interests to hypothetical adverse changes in the key economic assumptions used to measure fair value:

(dollar amounts in thousands)	December 31, 2008	September 30, 2008
Fair value of retained interests
Retained subordinated securities	$69,453	$81,826
Interest-only strip receivable	17,482	29,781

Total	$86,935	$111,607

Excess cash flow discount rate (annual rate)	10.7%-36.4%	9.6%-19.8%
Impact on fair value of 10% adverse change	$(4,676)	$(3,865)
Impact on fair value of 20% adverse change	(9,319)	(7,713)

Expected weighted-average life (years)	2.6	2.7
Impact on fair value of 10% adverse change	$(476)	$(1,645)
Impact on fair value of 20% adverse change	(983)	(3,054)

Cumulative life loss rate	5.7%	4.2%
Impact on fair value of 10% adverse change	$(2,159)	$(1,754)
Impact on fair value of 20% adverse change	(3,202)	(3,215)

Prepayment speed (average monthly rate)	1.5%	1.5%
Impact on fair value of 10% adverse change	$(476)	$(1,645)
Impact on fair value of 20% adverse change	(983)	(3,054)

Actual future market conditions may differ materially. Accordingly, this sensitivity analysis should not be considered the Company’s projection of future events or losses.

The Company retains servicing responsibilities for automobile loan securitizations and receives annual servicing fees ranging from 1% to 2% of the loans securitized for services that it provides to the securitization trusts. The servicing fees are recognized in other, net revenues in the consolidated statements of income. The Company does not recognize a servicing asset or liability under the provisions of SFAS 140, because the benefits of servicing are just adequate to compensate for its servicing responsibilities as the servicing fees are consistent with current market rates that would be charged to compensate a substitute servicer for providing these services.

The following table is a summary of cash flows received from and paid to the securitization trusts.

(in thousands)	Three Months Ended December 31,
	2008	2007
Servicing fees received	$3,786	$3,376
Cash flows received related to retained subordinated securities	1,698	—
Cash flows received related to interest-only strips	1,470	3,701
Purchase of loans from the securitization trusts	—	(20,490)

Amounts payable to the trustee related to loan principal and interest collected on behalf of the securitization trusts of $24.0 million at December 31, 2008 and $35.6 million at September 30, 2008 were included in other banking/finance liabilities in the condensed consolidated balance sheets.

Credit enhancements for the securitization trusts require the Company to maintain a certain level of cash on deposit. At December 31, 2008 and September 30, 2008, the amounts of cash on deposit were $24.5 million and $23.2 million and their discounted values were recognized as part of the interest-only strip receivable in banking/finance trading securities in the condensed consolidated balance sheets.

The Company also provides guarantees to cover shortfalls for the securitization trusts in amounts due to the holders of the asset-backed securities if the shortfalls exceed cash on deposit. At December 31, 2008 and September 30, 2008, the maximum potential amounts of future payments related to these guarantees were $41.8 million and $48.2 million. The fair value of the guarantees was recognized as banking/finance liabilities in the condensed consolidated balance sheets and was not significant. In February 2009, the Company increased the amount of cash on deposit by $31.9 million as a letter of credit provider for the securitization trusts no longer met an eligibility requirement of the credit enhancements. As a result, the maximum potential amounts of future payments related to the guarantees were reduced by the same amount.

During the three months ended December 31, 2008 and 2007, the Company did not provide financial or other support to the securitization trusts or the holders of the asset-backed securities.

The original amount of loans serviced for the securitization trusts that were still in existence at December 31, 2008 and September 30, 2008 totaled $1.8 billion. At December 31, 2008 and September 30, 2008, the securitization trusts had 54,868 and 58,322 loans outstanding, and their weighted-average annualized interest rate was 10.4% and 10.5%. Net charge-offs on the securitized loans held by the securitization trusts were $11.7 million and $6.4 million for the three months ended December 31, 2008 and 2007.

The following table shows details of the loans serviced by the Company that were held by the securitization trusts.

(dollar amounts in thousands)	December 31, 2008	September 30, 2008
Principal amount of loans	$775,648	$851,810
Principal amount of loans 30 days or more past due	40,985	34,535

Credit quality as a percentage of aggregate outstanding principal balance
Prime	47.4%	47.6%
Non-prime	50.1%	49.9%
Sub-prime	2.5%	2.5%

Note 9 - Goodwill and Other Intangible Assets

Goodwill and other intangible assets have been assigned to one reporting unit, the investment management and related services operating segment. The changes in the carrying values of goodwill and gross intangible assets were as follows:

(in thousands)	Goodwill	Amortized Intangible Assets	Non-amortized Intangible Assets
Balance at October 1, 2008	$1,438,093	$200,983	$508,909
Foreign currency movements	(14,055)	(937)	(4,801)

Balance at December 31, 2008	$1,424,038	$200,046	$504,108

Certain of the goodwill and intangible assets are denominated in currencies other than the U.S. dollar; therefore, their gross and net carrying amounts are subject to foreign currency movements.

Intangible assets as of December 31, 2008 and September 30, 2008 were as follows:

(in thousands) as of December 31, 2008	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Customer base	$165,033	$(101,922)	$63,111
Other	35,013	(30,409)	4,604

	200,046	(132,331)	67,715
Non-amortized intangible assets
Management contracts	504,108	—	504,108

Total	$704,154	$(132,331)	$571,823

(in thousands) as of September 30, 2008	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
Customer base	$165,953	$(100,301)	$65,652
Other	35,030	(30,019)	5,011

	200,983	(130,320)	70,663
Non-amortized intangible assets
Management contracts	508,909	—	508,909

Total	$709,892	$(130,320)	$579,572

The Company completed its most recent annual impairment tests of goodwill and indefinite-lived intangible assets during the quarter ended December 31, 2008, under the guidance of FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, and determined that there was no impairment in the value of these assets as of October 1, 2008. No impairment in the value of goodwill and indefinite-lived intangible assets was recognized during fiscal year 2008. No impairment in the value of intangible assets subject to amortization was recognized during the three months ended December 31, 2008 and 2007 as our estimate of the undiscounted expected cash flows from these assets exceeded the asset carrying values.

Amortization expense related to definite-lived intangible assets was $2.6 million and $2.7 million for the three months ended December 31, 2008 and 2007. The estimated remaining amortization expense related to definite-lived intangible assets as of December 31, 2008 was as follows:

(in thousands)

For the fiscal years ending September 30,
2009 (remaining nine months)	$7,764
2010	10,352
2011	10,330
2012	8,866
2013	8,722
Thereafter	21,681

Total	$67,715

Note 10 - Debt

Outstanding debt consisted of the following:

(in thousands)	December 31, 2008	September 30, 2008
Current
Commercial paper	$36,176	$13,287
Banking/Finance
Variable funding notes	—	28,551
Federal Home Loan Bank advances	117,000	109,000

	117,000	137,551

Non-Current
Long-term debt	105,102	118,433

Total Debt	$258,278	$269,271

At December 31, 2008, current debt consisted of commercial paper with a total face value of $36.2 million that was issued at a weighted-average annualized interest rate of 0.65% and matured in January 2009.

The banking/finance segment has financed its automobile lending business primarily through securitizations, Federal Home Loan Bank advances (“FHLB advances”) and the issuance of variable funding notes under one-year revolving variable funding note warehouse credit facilities. The Company terminated the warehouse credit facilities in November 2008 and does not currently intend to replace them. The variable funding notes issued under these facilities were secured by cash and a pool of automobile loans that met certain eligibility requirements (see Note 8 – Securitization of Loans Held for Sale).

At December 31, 2008, the banking/finance segment had $117.0 million of total outstanding FHLB advances. Approximately $69.0 million of these advances mature by December 31, 2009, while the remaining $48.0 million mature from January 2010 through December 2038. These advances had a weighted-average interest rate of 1.76% at December 31, 2008 and are subject to collateralization requirements.

Long-term debt primarily relates to deferred commission liabilities recognized in relation to deferred commission assets (“DCA”) generated in the United States that were originally financed through a sale of related future revenue to Lightning Finance Company Limited (“LFL”), a company in which the Company holds a 49% ownership interest. In December 2005, LFL transferred substantially all of its rights to this future revenue to Lightning Asset Finance Limited (“LAFL”), an Irish special purpose vehicle formed in December 2005, in which the Company also holds a 49% ownership interest. The holder of the 51% ownership interests in both LFL and LAFL is a subsidiary of an international banking institution, which is not affiliated with the Company. Due to its significant interest in LAFL, the Company continues to carry on its balance sheet the DCA and the financing liability related to the future revenue originally sold to LFL by Franklin/Templeton Distributors, Inc. until these assets are amortized or sold by LAFL.

At December 31, 2008, the Company had $420.0 million in short-term revolving credit available under a five-year credit agreement with certain banks and financial institutions expiring on June 9, 2010, $463.8 million of short-term commercial paper remaining available for issuance under an uncommitted $500.0 million private placement program, and $12.3 million available in uncommitted short-term bank lines of credit. The revolving credit facility supports certain of the Company’s commercial paper borrowing arrangements and is subject to various financial covenants, including, but not limited to, minimum requirements related to its interest coverage ratio and maintenance of working capital as well as limitations on its capitalization ratio, indebtedness, investments and liens. Interest rates on loans under the revolving credit facility are determined at the time of issuance and depend on the type of loan issued. As of December 31, 2008, there were no amounts outstanding under the revolving credit facility and the Company was in compliance with the financial covenants related to this facility. In addition, at December 31, 2008, the banking/finance segment had $212.0 million available in uncommitted short-term bank lines of credit under the Federal Reserve Funds system, $203.0 million available in secured Federal Reserve Bank short-term discount window and $15.0 million available in secured Federal Home Loan Bank short-term borrowing capacity (see Note 6 – Investments).

Note 11 - Commitments and Contingencies

Guarantees

The Company is obligated to cover shortfalls for the automobile loan securitization trusts in amounts due to the holders of the asset-backed securities up to certain levels (see Note 8 – Securitization of Loans Held for Sale).

At December 31, 2008, the banking/finance segment had issued financial standby letters of credit totaling $6.9 million which beneficiaries would be able to draw upon in the event of non-performance by its customers, primarily in relation to lease and lien obligations of these banking customers. These standby letters of credit were secured by marketable securities with a fair value of $9.8 million as of December 31, 2008.

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

In addition, as previously reported, Franklin Templeton Investments Corp. (“FTIC”), a subsidiary of the Company and the investment manager of Franklin Templeton’s Canadian mutual funds, is named (along with several other non-Franklin affiliated investment manager defendants) in two market-timing lawsuits in Canada that are styled as class actions. The lawsuits contain allegations similar or identical to allegations asserted by the Ontario Securities Commission in its March 3, 2005 order concerning market-timing activities by three institutional investors in certain Canadian mutual funds managed by FTIC between February 1999 and February 2003, as previously reported. The lawsuits seek, among other relief, monetary damages, punitive damages, an order barring any increase in management fees for a period of two years following judgment, and/or attorneys’ fees and costs, as follows: Huneault v. AGF Funds, Inc., et al., Case No. 500-06-000256-046, filed on October 25, 2004 in the Superior Court for the Province of Quebec, District of Montreal; and Fischer, et al. v. IG Investment Management Ltd., et al. Case No. 06-CV-307599CP, filed on March 9, 2006 in the Ontario Superior Court of Justice.

Plaintiffs in the Fischer lawsuit served defendants with a motion for authorization to institute a class action in July 2007. Defendants filed their evidence in opposition to that motion on September 29, 2008.

Management strongly believes that the claims made in each of the unresolved lawsuits identified above are without merit and intends to defend against them vigorously. The Company cannot predict with certainty, however, the eventual outcome of those lawsuits, nor whether they will have a material negative impact on the Company.

The Company is from time to time involved in litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, and results of operations. In management’s opinion, an adequate accrual has been made as of December 31, 2008 to provide for any probable losses that may arise from these matters for which the Company could reasonably estimate an amount.

Variable Interest Entities

The Company’s variable interest entities (“VIEs”) primarily include certain sponsored investment products and certain other investment products (collectively, “investment products”). The Company’s variable interests generally include its equity ownership interest in the investment products, and its investment management and related services fees received from sponsored investment products.

Total assets under management of investment products in which the Company held a variable interest, but was not the primary beneficiary were approximately $28.0 billion at December 31, 2008. The carrying values of the Company’s equity ownership interest and investment management and related service fees receivable for investment products in the Company’s condensed consolidated balance sheet at December 31, 2008 are set forth below. These amounts represent the Company’s maximum exposure to loss.

(in thousands)
Current Assets
Receivables	$40,618
Investment securities, trading	88,633
Investment securities, available-for-sale	122,252

Total Current	$251,503

Non-Current Assets
Investment securities, available-for-sale	$21,454
Investments in equity method investees and other	276,123

Total Non-Current	$297,577

While the Company has no contractual obligation to do so, it routinely participates in financing the initial launch of its sponsored investment products. The Company also may voluntarily elect to provide its sponsored investment products with additional direct or indirect financial support based on its business objectives. During October and November 2008 the Company invested $140.0 million in shares of one of its funds in India in response to unprecedented levels of fund redemptions. By December 2008 the fund’s liquidity position had improved and the Company redeemed $50.0 million of its investment. The Company currently expects to redeem the balance of its investment, which is classified as investment securities, trading in the table above, in March 2009.

The Company’s other VIEs include limited liability partnerships, limited liability companies, and joint ventures. The Company’s variable interest generally comprises its equity ownership interest. These investments are recognized as investments in equity method investees because the Company is not the primary beneficiary. The investment carrying values in the Company’s condensed consolidated balance sheet related to these VIEs was $69.2 million at December 31, 2008. This amount represents the Company’s maximum exposure to loss. The Company has not provided financial or other support to its other VIEs during the three months ended December 31, 2008.

The other VIEs include LFL and LAFL, in which the Company has a 49% ownership interest. At December 31, 2008, LFL had approximately $2.5 million in total assets and the Company’s maximum exposure to loss related to LFL was limited to the carrying value of its investment totaling approximately $1.2 million. At December 31, 2008, LAFL had approximately $183.8 million in total assets and the Company’s maximum exposure to loss related to LAFL totaled approximately $90.9 million. The maximum exposure to loss related to LAFL is limited to the carrying value of the Company’s investment and 49% of the liabilities of LAFL. The Company recognized pre-tax losses of approximately $0.8 million for its share of LFL’s and LAFL’s net losses for the three months ended December 31, 2008. Due to its significant interest in LAFL, the Company continues to carry on its balance sheet the DCA generated in the United States and the financing liability related to the future revenue originally sold to LFL and transferred to LAFL by Franklin/Templeton Distributors, Inc. until these assets are amortized or sold by LAFL. At December 31, 2008 the DCA and liability amounts were both $104.9 million. Neither the Company nor its distribution subsidiaries retain any direct ownership interest in the future revenue sold, and, therefore, the future revenue is not available to satisfy claims of its creditors or those of its distribution subsidiaries.

Other Commitments and Contingencies

At December 31, 2008, the banking/finance segment had commitments to extend credit in an aggregate principal amount of $169.4 million, primarily under credit card lines.

The Company in its role as agent or trustee facilitates the settlement of investor share purchase, redemption, and other transactions with affiliated mutual funds. The Company is appointed by the affiliated mutual funds as agent or trustee to manage, on behalf of the affiliated mutual funds, bank deposit accounts that contain only (i) cash remitted by investors to the affiliated mutual funds for the direct purchase of fund shares, or (ii) cash remitted by the affiliated mutual funds for direct delivery to the investors for either the proceeds of fund shares liquidated at the investors’ direction, or dividends and capital gains earned on fund shares. As of December 31, 2008 and September 30, 2008, cash of approximately $125.1 million and $185.7 million was held off-balance sheet in agency or trust for investors and the affiliated mutual funds.

At December 31, 2008, there were no changes in other commitments and contingencies that would have a material effect on commitments and contingencies reported in the Company’s Form 10-K for fiscal year 2008.

Note 12 - Stock-Based Compensation

The Company’s stock-based compensation plans include the Amended and Restated Annual Incentive Plan (the “AIP”) and the 2002 Universal Stock Incentive Plan, as amended and restated (the “USIP”). Under the terms of the AIP, eligible employees may receive cash, equity awards, and/or cash-settled equity awards generally based on the performance of Franklin Templeton Investments, its funds, and the individual employee. The USIP provides for the issuance of up to 30.0 million shares of the Company’s common stock for various stock-related awards to officers, directors, and employees. At December 31, 2008, approximately 4.1 million shares were available for grant under the USIP. In addition to stock awards and stock unit awards, the Company may award options and other forms of stock-based compensation to officers, directors, and employees under the USIP. The Compensation Committee of the Board of Directors determines the terms and conditions of awards under the AIP and the USIP. Compensation expense for these plans is recognized in accordance with FASB Statement of Financial Accounting Standards No 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”).

Stock Options

The following table summarizes stock option activity:

(in thousands, except weighted-average exercise price)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2008	3,381	$37.84	3.6	$170,031
Exercised	(44)	36.34	2.8
Cancelled/expired	(32)	36.19	3.4

Outstanding and Exercisable at December 31, 2008	3,305	$37.88	3.4	$85,591

Stock option awards outstanding under the USIP generally have been granted at prices that are either equal to or above the market value of the underlying common stock on the date of grant, generally vest over three years and expire no later than ten years after the grant date. No stock option awards have been granted under the USIP since November 2004. All stock options were fully vested and all related compensation cost was recognized prior to fiscal year 2008.

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

Total unrecognized compensation cost related to nonvested stock awards and stock unit awards, net of estimated forfeitures, was $127.0 million at December 31, 2008. This cost is expected to be recognized over a remaining weighted-average vesting period of 2.0 years.

The following is a summary of nonvested stock award and stock unit award activity:

(shares in thousands)	Shares	Weighted- Average Grant- Date Fair Value
Nonvested balance at September 30, 2008	919	$116.12
Granted	996	68.67
Forfeited/cancelled	(24)	105.14

Nonvested Balance at December 31, 2008	1,891	$ 91.26

The stock awards generally entitle holders to the right to sell their shares of common stock once the awards vest. Stock unit awards generally entitle holders to receive the underlying shares of common stock once the awards vest. In addition, certain performance-based stock awards were granted to the Chief Executive Officer. The total number of shares ultimately received by the Chief Executive Officer depends on the Company’s performance against specified performance goals and is subject to vesting provisions. At December 31, 2008, the balance of nonvested shares granted to the Chief Executive Officer and subject to vesting upon the achievement of prior years’ performance goals, set or determined in prior years, was 12.3 thousand and had a weighted-average grant-date fair value of $121.76 per share.

Employee Stock Investment Plan

The amended and restated Franklin Resources, Inc. 1998 Employee Stock Investment Plan (the “ESIP”), allows eligible participants to buy shares of the Company’s common stock at a discount of its market value on defined dates. The Compensation Committee and the Board of Directors determine the terms and conditions of awards under the ESIP. No shares were issued under the ESIP during the three months ended December 31, 2008. At December 31, 2008, approximately 3.6 million shares were reserved for future issuance under this plan.

Effective August 1, 2008, the terms of the ESIP were amended to allow eligible participants to buy shares of the Company’s common stock at 85% of its market value on defined dates and the Company’s discretionary match was discontinued.

All Stock-Based Plan Arrangements

Total stock-based compensation costs of $18.7 million and $16.3 million were recognized in the condensed consolidated statements of income for the three months ended December 31, 2008 and 2007.

Cash received from stock option exercises for the three months ended December 31, 2008 and 2007 was $3.1 million and $2.5 million. The income tax benefits from all stock-based arrangements totaled $2.3 million and $31.9 million for the three months ended December 31, 2008 and 2007. These amounts included $3.4 million and $16.6 million of the income tax benefits from stock option exercises.

The Company generally does not repurchase shares upon share option exercise or vesting of stock awards and stock unit awards. However, in order to pay taxes due in connection with the vesting of employee and executive officer stock awards and stock unit awards under the USIP and in connection with matching grants under the ESIP, shares are repurchased using a net stock issuance method.

Note 13 - Common Stock Repurchases

During the three months ended December 31, 2008, the Company repurchased 0.7 million shares of its common stock at a cost of $40.7 million. The common stock repurchases made as of December 31, 2008 reduced capital in excess of par value to nil and the excess amount was recognized as a reduction to retained earnings. At December 31, 2008, approximately 4.4 million shares of common stock remained available for repurchase under the stock repurchase program. During the three months ended December 31, 2007, the Company repurchased 6.5 million shares of common stock at a cost of $780.5 million. The stock repurchase program is not subject to an expiration date.

Note 14 - Segment Information

The Company bases its operating segment selection process primarily on services offered. The Company derives the majority of its operating revenues and net income from providing investment management and related services to its retail mutual funds, and to institutional, high net-worth and separately-managed accounts and other investment products. This is the Company’s primary business activity and operating segment. The Company’s sponsored investment products and investment management and related services are distributed or marketed to the public globally under six distinct brand names: Franklin, Templeton, Mutual Series, Bissett, Fiduciary Trust and Darby.

The Company’s secondary business and operating segment is banking/finance. The banking/finance segment offers selected retail banking and consumer lending services and private banking services to high net-worth clients. Consumer lending and retail banking activities include automobile lending services related to the purchase, securitization, and servicing of retail installment sales contracts originated by independent automobile dealerships, consumer credit and debit cards, real estate equity lines, home equity/mortgage lending, and other consumer lending.

Financial information for the two operating segments is presented in the table below. Inter-segment transactions are immaterial and excluded from segment income (losses) and assets. Operating revenues of the banking/finance segment are reported net of interest expense and the provision for loan losses.

(in thousands) as of and for the three months ended December 31, 2008	Investment Management and Related Services	Banking/ Finance	Totals
Assets	$7,774,200	$1,213,152	$8,987,352
Operating revenues	975,959	(6,629)	969,330
Income (losses) before taxes	219,831	(34,160)	185,671

for the three months ended December 31, 2007
Operating revenues	$1,672,718	$12,873	$1,685,591
Income before taxes	704,657	4,823	709,480

as of September 30, 2008
Assets	$8,115,141	$1,061,379	$9,176,520

Operating revenues of the banking/finance segment included above were as follows:

(in thousands)	Three Months Ended December 31,
	2008	2007
Interest and fees on loans	$6,053	$15,653
Interest and dividends on investment securities	6,976	5,436

Total interest income	13,029	21,089

Interest on deposits	(1,758)	(3,099)
Interest on short-term debt	(771)	(7,527)
Interest on long-term debt	(410)	—

Total interest expense	(2,939)	(10,626)

Net interest income	10,090	10,463
Unrealized losses on trading investments, net	(17,703)	(334)
Other income	5,086	5,350
Provision for loan losses	(4,102)	(2,606)

Total	$(6,629)	$12,873

The investment management and related services segment incurs substantially all of the Company’s depreciation and amortization costs and expenditures on long-lived assets.

Note 15 - Banking Regulatory Ratios

The Company is a bank holding company and a financial holding company subject to various regulatory capital requirements administered by federal banking agencies, including the Federal Reserve Board. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional, discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. The Company must meet specific capital adequacy guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require us to maintain a minimum Tier 1 capital and Tier 1 leverage ratio (as defined in the regulations), as well as minimum Tier 1 and Total risk-based capital ratios (as defined in the regulations). Based on the calculations as of December 31, 2008 and September 30, 2008, the Company exceeded the applicable capital adequacy requirements as listed below.

(dollar amounts in thousands)	December 31, 2008	September 30, 2008	Capital Adequacy Minimum
Tier 1 capital	$5,093,201	$5,108,763	N/A
Total risk-based capital	5,102,198	5,115,055	N/A
Tier 1 leverage ratio	73%	71%	4%
Tier 1 risk-based capital ratio	100%	101%	4%
Total risk-based capital ratio	100%	101%	8%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In this section, we discuss and analyze the results of operations and financial condition of the Company and its subsidiaries. In addition to historical information, we also make statements relating to the future, called “forward-looking” statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will”, “may”, “could”, “expect”, “believe”, “anticipate”, “intend”, or other similar words. Moreover, statements that speculate about future events are forward-looking statements. These forward-looking statements involve a number of known and unknown risks, uncertainties and other important factors that could cause the actual results and outcomes to differ materially from any future results or outcomes expressed or implied by such forward-looking statements. You should carefully review the Risk Factors section set forth below and in any more recent filings with the SEC, each of which describes these risks, uncertainties and other important factors in more detail. While forward-looking statements are our best prediction at the time that they are made, you should not rely on them. If a circumstance occurs after the date of this Form 10-Q that causes any of our forward-looking statements to be inaccurate, we do not have an obligation, and we undertake no obligation, to announce publicly the change to our expectations, or to make any revisions to our forward-looking statements, unless required by law.

The following discussion should be read in conjunction with our Form 10-K for the fiscal year ended September 30, 2008 filed with the SEC, and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

Overview

We are a global investment management company and derive the majority of our operating revenues and net income from providing investment management and related services to our retail mutual funds, and to institutional, high net-worth, and separately-managed accounts and other investment products. Our services include fund administration, shareholder services, transfer agency, underwriting, distribution, custodial, trustee and other fiduciary services. Our sponsored investment products and investment management and related services are distributed or marketed to the public globally under six distinct brand names: Franklin, Templeton, Mutual Series, Bissett, Fiduciary Trust and Darby.

We offer a broad range of sponsored investment products under equity, hybrid, fixed-income and money market categories that meet a wide variety of specific investment needs of individual and institutional investors.

The level of our revenues depends largely on the level and relative mix of assets under management. As noted in the Risk Factors section set forth below, the amount and mix of our assets under management are subject to significant fluctuations and could negatively impact our revenues and income. To a lesser degree, our revenues also depend on the level of mutual fund sales and the number of mutual fund shareholder accounts. The fees charged for our services are based on contracts with our sponsored investment products or our clients. These arrangements could change in the future.

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

During the three months ended December 31, 2008, the ongoing global financial crisis worsened and the economy deteriorated into a recession. The turmoil in the global financial markets, evidenced by a 22% decrease in both the MSCI World and S&P 500 indexes during the quarter, has impacted the entire asset management industry. The unprecedented downturn in the markets has significantly affected our assets under management, fee revenues and non-operating income, all of which decreased sharply during the quarter. We expect that the market conditions will continue to put pressure on our financial results throughout fiscal year 2009.

Our total assets under management at December 31, 2008 were $416.2 billion, 35% lower than they were at December 31, 2007 and 18% below the level at September 30, 2008. Market depreciation of $71.0 billion during the first quarter accounted for 78% of the quarterly decrease. Sales activity continued to slow and redemptions remained at elevated levels during the quarter as investor demand continued to shift to lower risk investments, resulting in negative net flows of $18.2 billion. Simple monthly average assets under management for the quarter decreased 33% from the same period in the prior fiscal year and 21% from the prior quarter.

We have taken steps to manage our business and our cost structure to respond to the market conditions and resulting decrease in revenue, including reducing expenditures in areas such as travel and entertainment, advertising, and contractor and professional fees, and deferring non-business critical initiatives and hiring. In addition, we deferred the launch of new investment products and merged products that have not met their growth objectives. We also announced a reduction in our workforce of approximately 2% during the quarter and an additional 4% in January 2009, and did not provide annual merit salary increases. We are continuing to assess and implement cost reduction measures as we adapt to the unprecedented changes affecting our industry.

Challenging market conditions continued to persist as of the beginning of calendar year 2009 and remain in the forecast for the foreseeable future. As we confront the challenges of this economic environment, we expect to continue to focus on the investment performance of our sponsored investment products and to provide high quality customer service to our clients. While we are focused on reducing costs, we will also seek to attract, retain and develop employees and invest strategically in systems and technology that will provide secure, stable environments and economies of scale. We will continue to protect and further our brand recognition while developing and maintaining broker/dealer and client relationships. The success of these and other strategies may be influenced by the factors discussed in the Risk Factors section set forth below.

RESULTS OF OPERATIONS

(dollar amounts in millions, except per share data)	Three Months Ended December 31,		Percent Change
	2008	2007
Operating Income	$268.4	$635.7	(58)%
Net Income	120.9	518.3	(77)%
Earnings Per Share
Basic	$0.52	$2.15	(76)%
Diluted	0.52	2.12	(75)%
Operating Margin [1]	28%	38%

[1]	Defined as operating income divided by total operating revenues.

Operating income decreased 58% during the three months ended December 31, 2008 as compared to the same period in the prior year. Adverse market conditions led to a 42% decrease in operating revenues as we experienced a 33% decrease in our simple monthly average assets under management and a higher proportion of fixed-income assets under management. As described above, we have taken actions to reduce our operating expenses in response to the market conditions and resulting revenue decreases, contributing to a 33% operating expense decrease as compared to the same period in the prior fiscal year.

Net income decreased 77% for the three months ended December 31, 2008, resulting from a $367.3 million decline in operating income and a $156.4 million decline in non-operating income. Other income (expenses), net was significantly impacted by lower investment valuations during the quarter, resulting in losses of $82.7 million as compared to income of $73.8 million in the same period in the prior fiscal year. Decreased fair values of the underlying securities in our consolidated sponsored investment products and in our other trading investments, other-than-temporary impairments and realized losses from our available-for-sale investments, and losses from equity method investees were the primary causes of the non-operating losses.

ASSETS UNDER MANAGEMENT

Assets under management by investment objective were as follows:

(dollar amounts in billions)	December 31, 2008	December 31, 2007	Percent Change
Equity
Global/international	$142.6	$286.1	(50)%
Domestic (U.S.)	55.2	95.8	(42)%

Total equity	197.8	381.9	(48)%

Hybrid	78.8	116.4	(32)%
Fixed-Income
Tax-free	56.1	59.3	(5)%
Taxable
Global/international	45.9	48.3	(5)%
Domestic (U.S.)	29.8	31.5	(5)%

Total fixed-income	131.8	139.1	(5)%
Money Market	7.8	6.3	24%

Total	$416.2	$643.7	(35)%

Simple Monthly Average for the Three-Month Period[1]	$438.7	$651.5	(33)%

[1]	Investment management fees from approximately 51% of our assets under management at December 31, 2008 were calculated using daily average assets under management.

Assets under management at December 31, 2008 were 35% lower than they were at December 31, 2007, primarily due to market depreciation of $191.2 billion and negative net flows of $31.7 billion during the twelve month period. The reductions occurred predominantly in equity products as market volatility led to significant valuation decreases and a shift in investor demand to lower risk investments. Simple monthly average assets under management, which are generally more indicative of trends in revenue for providing investment management and fund administration services than the year over year change in ending assets under management, decreased 33% during the year.

The simple monthly average mix of assets under management is shown below. The change in mix for the three months ended December 31, 2008 as compared to the same period in the prior fiscal year reflects an investor shift to lower risk investments during the prior twelve months.

	Three Months Ended December 31,
	2008	2007
Equity	49%	60%
Hybrid	19%	18%
Fixed-income	30%	21%
Money market	2%	1%

Total	100%	100%

Assets under management by sales region were as follows:

(dollar amounts in billions)	December 31, 2008	Percent of Total	December 31, 2007	Percent of Total
United States	$313.8	75%	$462.2	72%
Europe[1]	41.2	10%	77.8	12%
Asia-Pacific[2]	35.9	9%	55.9	9%
Canada	25.3	6%	47.8	7%

Total	$416.2	100%	$643.7	100%

[1]	Europe sales region includes Middle East and Africa.
[2]	Asia-Pacific sales region includes Latin America.

As shown in the table above, approximately 75% of our assets under management at December 31, 2008 originated from our U.S. sales region. In addition, approximately 69% of our operating revenues originated from our U.S. operations in the three months ended December 31, 2008. Due to the global nature of our business operations, investment management and related services may be performed in locations unrelated to the sales region.

Components of the change in our assets under management were as follows:

(dollar amounts in billions)	Three Months Ended December 31,		Percent Change
	2008	2007
Beginning assets under management	$507.3	$645.9	(21)%
Sales	30.2	50.5	(40)%
Redemptions	(48.4)	(45.9)	5%

Net new flows	(18.2)	4.6	NM
Reinvested distributions	7.1	19.5	(64)%

Net flows	(11.1)	24.1	NM
Distributions	(9.0)	(23.1)	(61)%
Depreciation and other	(71.0)	(3.2)	NM

Ending Assets Under Management	$416.2	$643.7	(35)%

Assets under management decreased during the quarter ended December 31, 2008 as the ongoing market downturn worsened and asset values eroded, resulting in $71.0 billion of depreciation in our products. Sales activity continued to slow and redemptions remained at elevated levels during the quarter, resulting in negative net flows of $18.2 billion. The market depreciation and net outflows predominantly resulted from our equity products. During the more favorable market period of the three months ended December 31, 2007, our products experienced growth in net new flows.

Investment Management Fee Rate

For the three months ended December 31, 2008, our effective investment management fee rate (investment management fees divided by simple monthly average assets under management) decreased to 0.547% from 0.626% for the three months ended December 31, 2007. The decrease was primarily due to a shift in the mix of assets under management from equity products towards fixed-income products. This shift mainly resulted from depreciation and net outflows of equity products during the quarter. Generally, investment management fees earned on equity products are higher than fees earned on fixed-income products.

OPERATING REVENUES

The table below presents the percentage change in each revenue category and the percentage of total operating revenues represented by each revenue category.

(dollar amounts in millions)	Three Months Ended December 31,		Percent Change
	2008	2007
Investment management fees	$600.3	$1,020.3	(41)%
Underwriting and distribution fees	304.9	573.8	(47)%
Shareholder servicing fees	66.3	73.2	(9)%
Consolidated sponsored investment products income, net	1.9	2.9	(34)%
Other, net	(4.1)	15.4	NM

Total Operating Revenues	$969.3	$1,685.6	(42)%

Investment Management Fees

Investment management fees are generally calculated under contractual arrangements with our sponsored investment products as a percentage of the market value of assets under management. Annual rates vary by investment objective and type of services provided.

Investment management fees decreased for the three months ended December 31, 2008 primarily due to a 33% decrease in simple monthly average assets under management. The decrease was also impacted by a lower effective management fee rate for the quarter, resulting from a higher mix of fixed-income assets, which generally carry lower investment management fees. The lower level of assets under management at period end will lead to further reductions in management fees in future periods, which will also be affected by future changes in asset flows and mix.

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

Underwriting and distribution fees decreased for the three months ended December 31, 2008. Underwriting fees decreased 58% primarily due to a 40% decrease in commissionable sales combined with a shift in sales from equity products to fixed-income products, which typically generate lower underwriting fees. Distribution fees decreased 41% primarily due to a 33% decrease in simple monthly average assets under management and a shift in simple monthly average mix of assets under management from equity products to fixed-income products. Distribution fees are generally higher for equity products, as compared to fixed-income products.

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

Shareholder servicing fees decreased for the three months ended December 31, 2008, primarily due to a 1% decrease in simple monthly average billable shareholder accounts, an increase in the percentage of closed accounts and an unfavorable currency impact. The accounts decrease was predominantly related to shareholder accounts originated in Canada and the United States, which are generally billable at higher rates than in other markets.

Consolidated Sponsored Investment Products Income, Net

Consolidated sponsored investment products income, net reflects the net investment income, including dividend and interest income, of sponsored investment products that we consolidate in our financial statements.

Consolidated sponsored investment products income, net decreased for the three months ended December 31, 2008. The decrease reflects lower investment performance and net asset balances of the specific sponsored investment products that we consolidated during each period.

Other, Net

Other, net revenue primarily consists of revenues from the banking/finance segment as well as income from custody services. Banking/finance revenues include interest income on loans, servicing income, and realized and unrealized gains (losses) on an interest-only strip receivable from securitization transactions, and are reduced by interest expense and the provision for loan losses.

Other, net revenue decreased for the three months ended December 31, 2008, primarily due to a $17.7 million decline in the fair value of the interest-only strip receivable.

OPERATING EXPENSES

The table below presents the percentage change in each expense category and the percentage of total operating expenses represented by each expense category.

(dollar amounts in millions)	Three Months Ended December 31,		Percent Change
	2008	2007
Underwriting and distribution	$289.5	$552.6	(48)%
Compensation and benefits	244.1	280.3	(13)%
Information systems, technology and occupancy	68.6	79.6	(14)%
Advertising and promotion	24.2	46.6	(48)%
Amortization of deferred sales commissions	36.6	44.6	(18)%
Other	38.0	46.2	(18)%

Total Operating Expenses	$701.0	$1,049.9	(33)%

Underwriting and Distribution

Underwriting and distribution expenses include payments to financial advisers and other third parties for providing sales, marketing and distribution services to investors in our sponsored investment products. The decrease in underwriting and distribution expenses for the three months ended December 31, 2008 was consistent with the 47% decrease in underwriting and distribution revenues during the quarter.

Compensation and Benefits

Compensation and benefit expenses decreased for the three months ended December 31, 2008, primarily due to a $25.3 million decrease in variable compensation. Also contributing to the decrease was a $22.1 million decline in salaries, wages and benefits mainly resulting from lower staffing levels, a favorable currency impact and lower market-based compensation costs. These decreases were partially offset by $11.2 million of severance costs related to the 2% reduction in our global workforce announced in October 2008.

The decreased expenses during the quarter reflect in part some of the actions we have taken to contain costs, including reducing variable compensation and not providing annual merit salary increases. Our number of employees decreased to approximately 8,600 at December 31, 2008, from approximately 8,900 at December 31, 2007. During January 2009, we announced a further reduction in our global workforce of approximately 4% and expect to recognize related severance costs of approximately $13.0 million during the second quarter.

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

Information Systems, Technology and Occupancy

Information systems, technology and occupancy costs decreased for the three months ended December 31, 2008, primarily due to lower costs incurred for external data services, technology consulting, and occupancy. The lower costs resulted in part from our cost reduction efforts to defer non-business critical initiatives and to reduce expenditures for contractors and professional fees.

Details of capitalized information systems and technology costs, which exclude occupancy costs, are shown below.

(in millions)	Three Months Ended December 31,
	2008	2007
Net carrying amount at beginning of period	$66.5	$61.6
Additions during period, net of disposals and other adjustments	15.3	8.4
Amortization during period	(7.9)	(6.6)

Net Carrying Amount at End of Period	$73.9	$63.4

Advertising and Promotion

Advertising and promotion expense decreased for the three months ended December 31, 2008, primarily due to a $12.8 million decrease in marketing support payments to intermediaries, resulting from lower product sales and assets under management. Also contributing to the decrease were lower advertising, travel, sales promotions and printing costs primarily as a result of our global cost reduction initiatives.

We are committed to investing in advertising and promotion in response to changing business conditions, and to advance our products where we see continued or potential new growth opportunities. As a result of potential changes in our strategic marketing campaigns, the level of advertising and promotion expenditures may increase more rapidly, or decrease more slowly, than our revenues.

Amortization of Deferred Sales Commissions

Certain fund share classes sold globally, including Class C and Class R shares marketed in the United States, are sold without a front-end sales charge to shareholders, although our distribution subsidiaries pay an up-front commission to financial intermediaries on these sales. In addition, certain share classes, such as Class A shares sold in the United States, are sold without a front-end sales charge to shareholders when minimum investment criteria are met, although our distribution subsidiaries pay an up-front commission to financial intermediaries on these sales. We defer all up-front commissions paid by our distribution subsidiaries and amortize them over the periods in which commissions are generally recovered from distribution and service fee revenues and contingent sales charges received from shareholders of the funds upon redemption of their shares. We evaluate deferred commission assets (“DCA”) for recoverability on a periodic basis using undiscounted expected cash flows from the shares of mutual funds sold without a front-end sales charge.

The U.S. funds that had offered Class B shares and carried a deferred sales charge arrangement ceased offering these shares to new investors and existing shareholders at the end of fiscal year 2005. Existing Class B shareholders may continue to exchange shares into Class B shares of different funds and they may also continue to reinvest dividends on Class B shares in additional Class B shares. Historically, Class B and certain of our Class C DCA arising from our U.S., Canadian and European operations have been financed through sales of related future revenue or other arrangements with Lightning Finance Company Limited (“LFL”), a company registered in Ireland in which we hold a 49% ownership interest. In December 2005, LFL transferred substantially all of its rights to this future revenue to Lightning Asset Finance Limited (“LAFL”), an Irish special purpose vehicle formed for this sole purpose, in which we also hold a 49% ownership interest. The holder of the 51% ownership interests in both LFL and LAFL is a subsidiary of an international banking institution which is not affiliated with us. As of December 2005, our DCA have not been financed by LAFL.

Under the U.S. financing arrangements, the funds contracted with our U.S. distributor, which in turn contracted with LFL. As a result of our significant interest in both LFL and LAFL we continue to carry the DCA generated in the United States on our condensed consolidated balance sheets until these assets are amortized or sold by LAFL. Neither we nor our distribution subsidiaries retain any direct ownership interest in the future revenue sold, and, therefore, the future revenue is not available to satisfy claims of our creditors or those of our distribution subsidiaries. In contrast to the U.S. arrangements, the arrangements outside the United States are, in most cases, direct agreements with our Canadian and European sponsored investment products, and, as a result, we do not record DCA from these sources in our consolidated financial statements.

Amortization of deferred sales commissions decreased for the three months ended December 31, 2008 mainly due to lower product sales with up-front commissions, primarily related to U.S. and Canadian funds.

Other Operating Expenses

Other operating expenses primarily consist of professional fees, fund administration services and shareholder servicing fees payable to external parties, corporate travel and entertainment, and other miscellaneous expenses.

Other operating expenses decreased for the three months ended December 31, 2008 primarily due to a $6.2 million decrease in corporate travel and entertainment expenses resulting from our cost reduction efforts and a $4.6 million decline in fund administration services and shareholder servicing fees payable to external parties resulting from lower average assets under management.

Other Income (Expenses)

Other income (expenses) consisted of the following:

(in millions)	Three Months Ended December 31,
	2008	2007
Consolidated sponsored investment products losses, net
Realized (losses) gains, net	$(27.0)	$1.5
Unrealized losses, net	(20.5)	(2.5)
Minority interest income, net	11.0	—

Total	(36.5)	(1.0)

Investment and other income, net
Dividend income	12.4	17.7
Interest income	11.6	31.4
Capital gain distributions	14.2	5.0
Other-than-temporary impairment in fair value of available-for-sale investments	(33.8)	(0.2)
Realized (losses) gains on sale of available-for-sale investments, net	(12.3)	14.1
(Losses) gains on trading investments, net	(26.6)	1.1
(Losses) income from equity method investees	(25.4)	16.8
Foreign currency exchange gains (losses), net	12.5	(1.6)
Other, net	2.4	(3.5)

Total	(45.0)	80.8
Interest expense	(1.2)	(6.0)

Other (expenses) income, net	$(82.7)	$73.8

Other income (expenses) decreased significantly to a net loss position, as compared to a net income position in the same period in the prior fiscal year, primarily due to lower investment valuations during the quarter. The severe market downturn resulted in net losses in our consolidated sponsored investment products and other trading investments, and other-than-temporary impairments and realized losses from our available-for-sale investments. We also incurred losses from equity method investees resulting from the investees’ investment losses. Interest income also decreased as a result of lower yields during the quarter. The more favorable market environment of the prior year quarter resulted in net investment gains in that period.

Our investments in sponsored investment products primarily consist of the initial cash investment or “seeding” of new mutual fund and other investment product offerings; however we may also invest in our products for other business reasons. These investments consist of fixed-income, equity and hybrid assets. The market conditions that impact our assets under management similarly affect the investment income earned or losses incurred on our sponsored investment product investments.

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

Our effective income tax rate was 34.88% for the three months ended December 31, 2008, as compared to 26.94% for the comparative period in the prior fiscal year. The increase was primarily due to the shift in the mix of pre-tax income from lower tax jurisdictions to higher tax jurisdictions and the foreign income inclusions, net of foreign tax credits, which decreased at a lower rate than our pre-tax income. The effective income tax rate for the three months ended December 31, 2007 included a one-time benefit from changes in the state filing group. The effective income tax rate for future reporting periods will continue to reflect the relative contributions of non-U.S. earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key financial data relating to our liquidity, capital resources and uses of capital.

(in millions)	December 31, 2008	September 30, 2008
Balance Sheet Data
Assets
Liquid assets	$5,425.2	$5,443.6
Cash and cash equivalents	2,836.8	2,527.6
Liabilities
Debt
Commercial paper	$36.2	$13.3
Variable funding notes	—	28.6
Federal Home Loan Bank advances	117.0	109.0
Long-term debt	105.1	118.4

Total debt	$258.3	$269.3

(in millions)	Three Months Ended December 31,
	2008	2007
Cash Flow Data
Operating cash flows	$41.9	$204.0
Investing cash flows	160.1	(335.1)
Financing cash flows	152.1	(562.8)

Liquidity

Liquid assets consist of cash and cash equivalents, current receivables, and current and certain other investments (trading, available-for-sale and other). Cash and cash equivalents include cash on hand, demand deposits with banks, federal funds sold, time deposits and debt instruments with maturities of three months or less at the purchase date and other highly liquid investments, including money market funds, which are readily convertible into cash. There was an increase in cash and cash equivalents from September 30, 2008 to December 31, 2008 primarily due to net cash provided by investing and financing activities. At December 31, 2008, the percentage of cash and cash equivalents held by our U.S. and non-U.S. operations were approximately 54% and 46%, as compared to approximately 51% and 49% at September 30, 2008. The percentage of cash and cash equivalents held by our U.S. operations increased primarily due to the increase in customer deposits and dividends received from our foreign subsidiaries.

The decrease in total debt outstanding in the three months ended December 31, 2008 primarily relates to repayments of variable funding notes and amortization of long-term debt, partially offset by issuances of commercial paper and new Federal Home Loan Bank advances (“FHLB advances”).

We experienced a decrease in net cash provided by operating activities for the three months ended December 31, 2008, as compared to the same period in the prior fiscal year, primarily due to a decrease in net income, partially offset by lower originations of loans held for sale and lower increase in trading securities, net. Net cash provided by investing activities has increased for the three months ended December 31, 2008, as compared to the same period in the prior fiscal year, mainly due to an increase in liquidations of investments in excess of purchases and a decrease in loans receivable. Net cash provided by financing activities has increased for the three months ended December 31, 2008, as compared to the same period in the prior fiscal year, primarily due to a decrease in common stock repurchases and a larger increase in bank deposits, partially offset by higher payments on debt in excess of proceeds and a decrease in minority interest cash receipts in our consolidated sponsored investment products.

Capital Resources

During the three months ended December 31, 2008, we experienced a significant reduction in operating revenues primarily resulting from lower assets under management due to decreased market valuations and customer redemptions. Despite this reduction and current market credit and liquidity conditions, we believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets, continuing cash flows from operations, borrowing capacity under current credit facilities and the ability to issue debt or equity securities.

At December 31, 2008, our current debt consisted of commercial paper with a total face value of $36.2 million that was issued at a weighted-average annualized interest rate of 0.65% and matured in January 2009.

The banking/finance segment has financed its automobile lending business primarily through securitizations, FHLB advances and the issuance of variable funding notes under one-year revolving variable funding note warehouse credit facilities. The Company terminated the warehouse credit facilities in November 2008 and does not currently intend to replace them. The variable funding notes issued under these facilities were secured by cash and a pool of automobile loans that were expected to meet certain eligibility requirements.

At December 31, 2008, our banking/finance segment had $117.0 million of total outstanding FHLB advances. Approximately $69.0 million of these advances mature by December 31, 2009, while the remaining $48.0 million mature from January 2010 through December 2038. These advances had a weighted-average interest rate of 1.76% at December 31, 2008 and are subject to collateralization requirements.

At December 31, 2008, we had $420.0 million in short-term revolving credit available under a five-year credit agreement with certain banks and financial institutions expiring on June 9, 2010, $463.8 million of short-term commercial paper remaining available for issuance under an uncommitted $500.0 million private placement program, and $12.3 million available in uncommitted short-term bank lines of credit. The revolving credit facility supports certain of our commercial paper borrowing arrangements and is subject to various financial covenants, including, but not limited to, minimum requirements related to our interest coverage ratio and maintenance of working capital as well as limitations on our capitalization ratio, indebtedness, investments and liens. Interest rates on loans under the revolving credit facility are determined at the time of issuance and depend on the type of loan issued. As of December 31, 2008, there were no amounts outstanding under the revolving credit facility and we were in compliance with the financial covenants related to this facility. In addition, at December 31, 2008, the banking/finance segment had $212.0 million available in uncommitted short-term bank lines of credit under the Federal Reserve Funds system, $203.0 million available in secured Federal Reserve Bank short-term discount window and $15.0 million available in secured Federal Home Loan Bank short-term borrowing capacity.

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

Uses of Capital

We expect that our main uses of cash will be to expand our core business, make strategic acquisitions, acquire shares of our common stock, fund property and equipment purchases, pay operating expenses of the business, enhance technology infrastructure and business processes, pay stockholder dividends and repay and service debt.

We continue to look for opportunities to control our costs and expand our global presence. In this regard, in fiscal year 2005 we entered into a commitment to acquire land and build a campus in Hyderabad, India, to establish support services for several of our global functions. Our estimated total cost to complete the campus at December 31, 2008 was $75.0 million, of which approximately $66.8 million had been incurred as of such date. We inaugurated the opening of the campus in January 2007 and expect to complete the construction of an additional building in the second quarter of fiscal year 2009.

On December 12, 2008, our Board of Directors declared a regular quarterly cash dividend of $0.21 per share payable on January 9, 2009 to stockholders of record on December 31, 2008.

We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is effected through regular open-market purchases and private transactions in accordance with applicable laws and regulations. During the three months ended December 31, 2008, we repurchased 0.7 million shares of our common stock at a cost of $40.7 million. The common stock repurchases made as of December 31, 2008 reduced our capital in excess of par value to nil and the excess amount was recognized as a reduction to retained earnings. At December 31, 2008, approximately 4.4 million shares of our common stock remained available for repurchase under our stock repurchase program. Our stock repurchase program is not subject to an expiration date.

The funds that we manage have their own resources available for purposes of providing liquidity to meet shareholder redemptions, including securities which can be sold or provided to investors as in kind redemptions, and lines of credit. While we have no contractual obligation to do so, we may voluntarily elect to provide the funds with direct or indirect financial support based on our business objectives. During October and November 2008 we invested $140.0 million in shares of one of our funds in India in response to unprecedented levels of fund redemptions. By December 2008 the fund’s liquidity position had improved and we redeemed $50.0 million of our investment. We currently expect to redeem the balance of our investment in March 2009.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Our contractual obligations are summarized in our Form 10-K for the fiscal year ended September 30, 2008. As of December 31, 2008, there had been no material changes outside the ordinary course in our contractual obligations from September 30, 2008.

The Company is obligated to cover shortfalls for automobile loan securitization trusts that are structured as qualified special purpose entities in amounts due to holders of asset-backed securities up to certain levels. As of December 31, 2008, the maximum potential amount of future payments related to these obligations was $41.8 million and the fair value of obligations arising from automobile securitization transactions reflected on our condensed consolidated balance sheet at December 31, 2008 was not significant. In February 2009, the Company increased the amount of cash on deposit for credit enhancements by $31.9 million as a letter of credit provider for the securitization trusts no longer met an eligibility requirement of the credit enhancements. As a result, the maximum potential amounts of future payments related to the guarantees were reduced by the same amount.

At December 31, 2008, the banking/finance operating segment had issued financial standby letters of credit totaling $6.9 million on which beneficiaries would be able to draw upon in the event of non-performance by our customers, primarily in relation to lease and lien obligations of these banking customers. These standby letters of credit were secured by marketable securities with a fair value of $9.8 million at December 31, 2008.

OFF-BALANCE SHEET ARRANGEMENTS

We hold a 49% ownership interest in LFL and LAFL and we account for the ownership interest in these companies using the equity method of accounting. We record these investments at their carrying values as investments in equity method investees and other in non-current assets in our condensed consolidated balance sheets. At December 31, 2008, LFL had approximately $2.5 million in total assets and our exposure to loss related to LFL was limited to the carrying value of our investment totaling approximately $1.2 million. At December 31, 2008, LAFL had approximately $183.8 million in total assets and our maximum exposure to loss related to LAFL totaled approximately $90.9 million. The maximum exposure to loss related to LAFL is limited to the carrying value of our investment and 49% of the liabilities of LAFL. We recognized pre-tax losses of approximately $0.8 million for our share of LFL’s and LAFL’s net losses for the three months ended December 31, 2008. We have not provided financial or other support to LFL or LAFL during this period. Due to our significant interest in LAFL, we continue to carry on our balance sheet the DCA generated in the United States and the financing liability for the related future revenue originally sold to LFL and transferred to LAFL by Franklin/Templeton Distributors, Inc. until these assets are amortized or sold by LAFL. Neither we nor our distribution subsidiaries retain any direct ownership interest in the future revenue sold, and, therefore, the future revenue is not available to satisfy claims of our creditors or those of our distribution subsidiaries.

Our banking/finance operating segment periodically enters into automobile loan securitization transactions with qualified special purpose entities, which then issue asset-backed securities to private investors. Our main objective in entering into these securitization transactions is to obtain financing for automobile loan activities. Securitized loans held by the securitization trusts totaled $775.6 million at December 31, 2008 and $851.8 million at September 30, 2008.

We, in our role as agent or trustee, facilitate the settlement of investor share purchase, redemption, and other transactions with affiliated mutual funds. We are appointed by the affiliated mutual funds as agent or trustee to manage, on behalf of the affiliated mutual funds, bank deposit accounts that contain only (i) cash remitted by investors to the affiliated mutual funds for the direct purchase of fund shares, or (ii) cash remitted by the affiliated mutual funds for direct delivery to the investors for either the proceeds of fund shares liquidated at the investors’ direction, or dividends and capital gains earned on fund shares. As of December 31, 2008 and September 30, 2008, we held cash of approximately $125.1 million and $185.7 million off-balance sheet in agency or trust for investors and the affiliated mutual funds.

CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. These estimates, judgments, and assumptions are affected by our application of accounting policies. Below we describe certain critical accounting policies that we believe are important to understanding our results of operations and financial position. For additional information about our accounting policies, please refer to Note 1 – Significant Accounting Policies in the Notes to consolidated financial statements contained in our Form 10-K for the fiscal year ended September 30, 2008.

Fair Value Measurements

We adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) on October 1, 2008, as described in Notes 2 and 7 to the condensed consolidated financial statements in Part I, Financial Statements of this Form 10-Q. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the “exit price”). SFAS 157 also establishes a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based on whether the inputs to those valuation techniques are observable or unobservable.

The three levels of fair value hierarchy established by SFAS 157 are set forth below. Our assessment of the hierarchy level of the assets or liabilities measured at fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2

Observable inputs other than Level 1 quoted prices, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or inputs other than quoted prices that are observable or corroborated by observable market data. Level 2 quoted prices are obtained from independent third-party brokers or dealers, including prices derived from model-based valuation techniques for which the significant assumptions are observable in the market or corroborated by observable market data.

Level 3

Unobservable inputs that are supported by little or no market activity. Level 3 valuations are derived primarily from model-based valuation techniques in which one or more significant inputs are unobservable in the market. These inputs require significant management judgment and reflect our estimation of assumptions that market participants would use in pricing the asset or liability.

We record substantially all of our investments at fair value or amounts that approximate fair value. Trading securities, securities available-for-sale, and derivatives are financial instruments recorded at fair value on a recurring basis. We also may be required to measure certain assets or liabilities at fair value on a nonrecurring basis. These adjustments to fair value generally result from the application of lower of cost or fair value accounting for automobile loans held for sale or write-downs of individual assets.

The following is a description of the significant assets measured at fair value, the fair value methodologies used, and the fair value hierarchy level.

Investment Securities, Trading consist primarily of securities held by consolidated sponsored investment products and retained subordinated securities and the interest-only strip receivable from securitization transactions. The fair value of securities held by consolidated sponsored investment products is primarily determined using quoted market prices, or independent third-party broker or dealer price quotes. These securities are primarily classified as Level 1 or Level 2. The fair value of retained subordinated securities from securitization transactions is determined using independent third-party broker or dealer price quotes, and these securities are currently classified as Level 2. The broker or dealer price quotes are evaluated for reasonableness based upon the performance of the underlying loans and comparable transaction pricing in the securitization market. The fair value of the interest-only strip receivable currently is determined using unobservable inputs and currently classified as Level 3, and is more fully described below.

Investment Securities, Available-for-Sale consist primarily of non-consolidated sponsored investment products and debt securities including U.S government-sponsored enterprise obligations, securities of U.S. states and political subdivisions, and securities of the U.S. Treasury and federal agencies. The fair value of non-consolidated sponsored investment products is generally determined based on the exchange listed net asset values of the sponsored investment products, and they are classified as Level 1. The fair value of the debt securities is determined using quoted market prices or independent third-party broker or dealer price quotes, which are evaluated for reasonableness, and they are generally classified as Level 2.

At December 31, 2008, Level 3 assets represented approximately 3.3% of total assets measured at fair value, and Level 3 liabilities measured at fair value were insignificant. There were immaterial transfers into Level 3 during the three months ended December 31, 2008. The following is a description of the Level 3 assets measured at fair value and the fair value methodologies used.

Interest-only strip receivable. The interest-only strip receivable, which is classified as a trading investment security, is backed by prime, non-prime and sub-prime automobile loans issued from March 1999 to April 2008. The fair value of the interest-only strip receivable is estimated using discounted cash flow analyses. Key inputs to the analysis include the excess cash flow discount rate, cumulative life loss rate, expected weighted-average life and prepayment speed assumption. We develop our key inputs using our actual portfolio experience and recent market activity for similar transactions. The interest-only strip receivable is currently classified as Level 3 as at least one of the significant inputs used in the fair valuation is not observable because recent economic events have significantly reduced the number of comparable securitization transactions. During the three months ended December 31, 2008, we recognized a $17.7 million write-down to the interest-only strip receivable primarily as a result of an increase in the excess cash flow discount rate from 19.8% at September 30, 2008 to 36.4% at December 31, 2008 to reflect the liquidity premium in the market. The key assumptions and the sensitivity of the fair value of the interest-only strip receivable to an immediate adverse change in those assumptions are shown in Note 8 – Securitization of Loans Held for Sale to the condensed consolidated financial statements in Part I, Financial Statements of this Form 10-Q.

Securities held by consolidated sponsored investment products are classified as trading investment securities. Consolidated sponsored investment products may hold securities that are classified as Level 3 because their fair value is determined using unobservable inputs. Fair value of these securities is determined using valuation methods as appropriate for each security type such as model-based valuations or prices of similar securities adjusted for illiquidity and credit risk factors.

Collateralized debt obligations (“CDOs”), which are classified as available-for-sale securities, are highly illiquid, and observable inputs are currently not available. The fair value of CDOs are derived from market-standard models to estimate the cash flows using key inputs which include discount rates for each credit rating, collateral type, and other relevant contractual features. CDOs are classified as Level 3 because at least one of the significant inputs used in the fair valuation is not observable.

Automobile loans held for sale. The fair value of automobile loans held for sale generally is estimated based on the whole loan market price that would be received if the loans were sold in their current condition, which may include adjustments based on the composition of the loan portfolio and liquidity factors. As a result of the recent economic events, observable whole loan prices for comparable portfolios of automobile loans sold have not been readily available. Therefore, the fair value currently is determined by using discounted cash flow analyses with estimated discount rates for loans with similar terms and collateral. Accordingly, automobile loans held for sale currently are classified as Level 3.

While we believe the valuation methods described above are appropriate, the use of different methodologies or assumptions to determine the fair value could result in a different estimate of fair value at the reporting date.

Investments are evaluated for other-than-temporary impairment in value on a periodic basis when the cost of an investment exceeds its fair value. The Company considers many factors, including the severity and duration of the decline in the fair value below cost, the intent and ability of the Company to hold the security for a period of time sufficient for an anticipated recovery in fair value, and the financial condition and specific events related to the issuer. When a decline in fair value of an available-for-sale security is determined to be other-than-temporary, the unrealized loss recorded net of tax in accumulated other comprehensive income is realized as a charge to earnings in the period in which the other-than-temporary decline in value is determined. While we believe that we have accurately estimated the amount of other-than-temporary decline in value in our portfolio, different assumptions could result in changes to the recorded amounts in our financial statements.

Goodwill and Other Intangible Assets

We make significant estimates and assumptions when valuing goodwill and other intangible assets in connection with the initial purchase price allocation of an acquired entity, as well as when evaluating impairment of goodwill and other intangible assets on an ongoing basis.

Goodwill is tested for impairment annually during the first fiscal quarter of the year, and when an event occurs or circumstances change that more likely than not reduce the fair value of a reporting unit below its carrying amount. Our impairment test involves a two-step process. The first step requires the identification of the reporting units, and comparison of the fair value of each of these reporting units to the respective carrying value. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step is performed to compute the amount of the impairment. In the second step, the impairment is computed by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. We have determined that we have two reporting units, investment management and banking/finance, which are the same as our operating segments. All goodwill has been assigned to the investment management reporting unit.

Indefinite-lived intangible assets are tested for impairment annually during the first fiscal quarter of the year, and when events or changes in circumstances indicate the assets might be impaired. Impairment is indicated when the carrying amount of the intangible asset exceeds its fair value.

In estimating the fair value of the reporting unit and indefinite-lived intangible assets, we use valuation techniques based on an income approach where future cash flows are discounted. Our future cash flow estimates include assumptions about revenue and assets under management growth rates, pre-tax profit margin, the average effective fee rate, the effective tax rate, and the discount rate, which is based on our weighted average cost of capital. In our view, the most relevant of these assumptions to the determination of estimated fair value is the change in the amount of assets under management.

As of October 1, 2008, we performed our annual impairment tests for goodwill and indefinite-lived intangible assets, and no impairment was recognized because our estimate of the fair value of our reporting unit and the fair value of our indefinite-lived assets exceeded the respective carrying values. We subsequently monitor the assumptions used in the annual impairment calculations of fair value to determine whether circumstances have changed that would more likely than not reduce the fair value of our reporting unit below the carrying amount, or indicate that our indefinite-lived intangible assets might be impaired. We consider, among other things, changes in our assets under management and pre-tax profit margin amounts, which affect our revenue growth rate assumptions, and our common stock per share price to evaluate our market capitalization relative to our reporting unit as a whole. During the three months ended December 31, 2008, there were no impairments to goodwill or indefinite-lived intangible assets as we determined no events occurred or circumstances changed that would more likely than not reduce the fair value of our reporting unit below the carrying amount, or indicate that our indefinite-lived intangible assets might be impaired.

We test definite-lived intangible assets for impairment quarterly. Impairment is indicated when the carrying amount of the asset is not recoverable and exceeds its fair value. In evaluating the recoverability of definite-lived intangible assets, we estimate the undiscounted future cash flows, without interest charges, to be derived from these assets. Our future undiscounted cash flow projections include assumptions about revenue and assets under management growth rates, effective fee rates, investor redemptions, pre-tax profit margin, and expected useful lives. In our view, the most relevant of these assumptions to determine future cash flows is the change in the amount of assets under management. Fair value is determined by discounted cash flows or other methods as appropriate for the asset type. No impairment was recognized as a result of our December 31, 2008 impairment analysis because our estimate of the undiscounted expected cash flows from these assets exceeded the asset carrying values. As of December 31, 2008, a decline in our assets under management of approximately 10% could cause us to evaluate whether the fair value of our definite-lived intangible assets is below the asset carrying values.

While we believe that our impairment tests and the assumptions used to estimate fair value are reasonable and appropriate, if the assumptions used in our estimates of fair value change in the future, we may be required to record impairment charges or otherwise accelerate amortization expense. However, we cannot predict the occurrence of future events that might adversely affect our assumptions and estimates of fair value.

Revenues

We recognize investment management fees, shareholder servicing fees and distribution fees as earned over the period in which services are rendered. Performance-based investment management fees are recognized when earned. Investment management fees are generally determined based on a percentage of assets under management, except for performance-based investment management fees, which are based on performance targets established in the related investment management contracts. Generally, shareholder servicing fees are calculated based on the number and type of accounts serviced. We record underwriting commissions related to the sale of shares of our sponsored investment products on the trade date, while distribution fees are generally based on a percentage of assets under management.

Assets under management is calculated for our sponsored investment products using fair value methods derived primarily from unadjusted quoted market prices, unadjusted independent third-party broker or dealer price quotes in active markets, or adjusted market prices or price quotes. The fair value of securities for which market prices are not readily available are internally valued using various methodologies as appropriate for each security type. Securities for which market prices are not readily available generally represent a de minimus amount of our total assets under management. The pricing of the investment securities held by our sponsored investment products is governed by a global valuation and pricing policy, which defines valuation and pricing conventions for each security type, including practices for responding to unexpected or unusual market events. While the recent economic events and financial market declines have increased market price volatility, the fair value of the majority of the securities held by the funds continue to be derived from readily available market price quotations.

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

As a multinational corporation, we operate in various locations outside the United States and generate earnings from our non-U.S. subsidiaries. We indefinitely reinvest the undistributed earnings of our non-U.S. subsidiaries, except for Subpart F income taxed in the U.S., subject to regulatory or contractual repatriation restrictions, and the excess net earnings after debt service payments and regulatory capital requirements of our Canadian and United Kingdom consolidated subsidiaries. As a result, we have not recognized a provision for U.S. income taxes and a deferred income tax liability on $3.1 billion of cumulative undistributed foreign earnings that are indefinitely reinvested at December 31, 2008. Changes to our policy of reinvestment or repatriation of non-U.S. earnings may have a significant effect on our financial condition and results of operations.

Loss Contingencies

We are involved in various lawsuits and claims encountered in the normal course of business. When such a matter arises and periodically thereafter, we consult with our legal counsel and evaluate the merits of the claims based on the facts available at that time. In management’s opinion, an adequate accrual has been made as of December 31, 2008 to provide for probable losses that may arise from these matters for which we could reasonably estimate an amount. See also Note 11 – Commitments and Contingencies in the Notes to condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q.

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

We evaluate whether entities are VIEs and determine if we qualify as the primary beneficiary of these VIEs. Our VIEs primarily include certain sponsored investment products and certain other investment products in which we hold an equity ownership interest. Other VIEs include limited liability partnerships, limited liability companies, and joint ventures. The form of variable interests that we have in VIEs generally includes our equity ownership interest, and investment management and related service fees received from sponsored investment products. Our evaluation of whether we qualify as the primary beneficiary of VIEs is highly complex and involves significant judgments, estimates and assumptions. We generally utilize expected cash flow scenarios to determine our interest in the expected losses or residual returns of VIEs from our investment management and related service fees or equity interests held.

The key estimates and assumptions used in our analyses include the amount of assets under management, investment management and related service fee rates, the life of the fund, and the discount rate. These estimates and assumptions are subject to variability. For example, assets under management are impacted by market volatility and the level of sales, redemptions, contributions, withdrawals and dividend reinvestments of mutual fund shares that occur daily. Also, investment management fees may be fixed or tiered based on the amount of assets under management, the life of a sponsored investment product may be finite or indefinite, and the discount rate could be affected by credit, liquidity or other risks factors. In addition, third-party purchases and redemptions, which are outside of our control, need to be evaluated to determine whether they cause a reconsideration event under FIN 46R.

Based on our evaluation, we believe we were not the primary beneficiary of VIEs and, as a result, did not consolidate these entities as of and for the three months ended December 31, 2008. While we believe that our evaluation was appropriate, future changes in estimates, judgments, and assumptions may affect whether certain related entities require consolidation in our financial statements under FIN 46R.

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

We are subject to U.S. federal securities laws, state laws regarding securities fraud, other federal and state laws and rules and regulations of certain regulatory and self-regulatory organizations, including those rules and regulations promulgated by, among others, the SEC, the Financial Industry Regulatory Authority and the New York Stock Exchange. To the extent operations or trading in our securities take place outside the United States, we are subject to regulation by non-U.S. regulations and regulators, such as the U.K. Financial Services Authority, and U.S. regulations and regulators such as the Department of Justice and the SEC with respect to the Foreign Corrupt Practices Act of 1977. Certain of our subsidiaries are registered with the SEC under the Investment Advisers Act of 1940, as amended, and many of our funds are registered with the SEC under the Investment Company Act of 1940, as amended, both of which impose numerous obligations, as well as detailed operational requirements, on our subsidiaries, which are investment advisers to registered investment companies. Our subsidiaries must comply with a myriad of complex and changing U.S. and/or non-U.S. rules and regulations, some of which may conflict, as well as complex tax regimes. Additionally, as we expand our operations, sometimes rapidly, into non-U.S. jurisdictions, the rules and regulations of these non-U.S. jurisdictions become applicable, sometimes with short compliance deadlines, and add further regulatory complexity to our ongoing compliance operations.

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

The amount and mix of our assets under management are subject to significant fluctuations and could negatively impact our revenues and income. We have become subject to an increased risk of asset volatility from changes in the U.S. and international financial and equity markets, including changes due to the continuing volatility in global financial markets. Individual financial and equity markets may be adversely affected by economic, political, financial, or other instabilities that are particular to the country or regions in which a market is located, including without limitation local acts of terrorism, economic crises or other business, social or political crises. Declines in these markets have caused in the past, and would cause in the future, a decline in our revenues and income. Global economic conditions, exacerbated by war or terrorism or financial crises, changes in the equity market place, currency exchange rates, interest rates, inflation rates, the yield curve, defaults by derivative counterparties and other factors that are difficult to predict affect the mix, market values and levels of our assets under management. The funds we manage may be subject to an unanticipated large number of redemptions as a result of such events, causing the funds to sell securities they hold, possibly at a loss, or draw on any available lines of credit to obtain cash to settle these redemptions, or settle in-kind with securities held in the applicable fund. The Company, in its discretion, may also provide financial support to a fund to enable it to maintain sufficient liquidity in such event. Our investment management services revenues are derived primarily from fees based on a percentage of the value of assets under management and vary with the nature of the account or product managed. A decline in the price of stocks or bonds, or in particular market segments, or in the securities market generally, could cause the value and returns on our assets under management to decline, resulting in a decline in our revenues and income. Moreover, changing market conditions may cause a shift in our asset mix between international and U.S. assets, potentially resulting in a decline in our revenue and income depending upon the nature of our assets under management and the level of management fees we earn based on them. Additionally, changing market conditions may cause a shift in our asset mix towards fixed-income products and a related decline in our revenue and income, as we generally derive higher fee revenues and income from equity assets than from fixed-income products we manage. On the other hand, increases in interest rates, in particular if rapid, or high interest rates, as well as any uncertainty in the future direction of interest rates, may have a negative impact on our fixed-income products as rising interest rates or interest rate uncertainty typically decrease the total return on many bond investments due to lower market valuations of existing bonds. Any decrease in the level of assets under management resulting from price declines, interest rate volatility or uncertainty, increased redemptions or other factors could negatively impact our revenues and income.

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

Moreover, if several of the major financial advisers who distribute our products were to cease operations or limit or otherwise end the distribution of our products, it could have a significant adverse impact on our revenues and earnings. There is no assurance we will continue to have access to the third-party broker/dealers and similar investment advisers that currently distribute our products, or continue to have the opportunity to offer all or some of our existing products through them. A failure to maintain strong business relationships with the major investment advisers who currently distribute our products may also impair our distribution and sales operations. Because we use broker/dealers and other similar investment advisers to sell our products, we do not control the ultimate investment recommendations given to clients. Any inability to access and successfully sell our products to clients through third-party distribution channels could have a negative effect on our level of assets under management, related revenues and overall business and financial condition.

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

Our business could be negatively affected if we or our banking subsidiaries fail to remain well capitalized. Our bank and thrift subsidiaries are subject to significant regulation and supervision, which includes minimum regulatory capital standards. The Company is also subject to minimum regulatory capital standards because it is a bank holding company and financial holding company registered with the FRB under the Bank Holding Company Act of 1956. The Company and its bank and thrift subsidiaries are currently well capitalized under applicable guidelines. However, our business could be negatively affected if the Company or its bank or thrift subsidiaries failed to remain well capitalized. For example, because our bank and thrift subsidiaries are well capitalized and we otherwise qualify as a financial holding company, we are permitted to engage in a broader range of activities than are permitted to a bank holding company. Loss of financial holding company status would require that we either cease these broader activities or divest our bank subsidiary. In addition, the banking regulators are authorized (and sometimes required) to impose a wide range of requirements, conditions, and restrictions on banks, thrifts, and bank holding companies that fail to maintain adequate capital levels.

Liquidity needs could affect our banking business. Our banking business may be subject to an unanticipated large number of withdrawals as a result of a number of factors, such as changed or unstable economic conditions, adverse trends or events, business closings and lay-offs, rates paid by competitors, general interest rate levels, and returns available to clients on alternative investments. Our banking subsidiaries may be required from time to time to rely on secondary sources of liquidity, such as the sale of investment securities, Federal Home Loan Bank advances and federal funds lines to enable them to meet such withdrawal demands. These secondary sources may not be sufficient to meet liquidity needs.

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

We are exposed to changes in interest rates, primarily through our loans receivable, investment in debt securities, deposit liabilities and other outstanding debt. We monitor the net interest rate margin and the average maturity of interest earning assets, as well as funding sources and, from time to time, we may enter into interest-rate swap agreements to mitigate interest rate exposure arising from the loans receivable portfolio. We minimize the impact of interest rate fluctuations related to our investments in debt securities by managing the maturities of these securities, and through diversification. In addition, we seek to minimize the impact of interest rate changes on our outstanding debt by entering into financing transactions that ensure an appropriate mix of debt at fixed and variable interest rates.

At December 31, 2008, we have considered the potential impact of a 2% movement in market interest rates on interest earning assets, net of interest-bearing liabilities, total debt outstanding and our portfolio of debt securities. Based on our analysis, we do not expect that this change would have a material impact on our operating revenues or results of operations, for each of these categories or in the aggregate.

We are subject to foreign currency exchange risk through our international operations. While we operate primarily in the United States, we also provide services and earn revenues in The Bahamas, Asia-Pacific, Canada, Europe, Latin America and Africa. Our exposure to foreign currency exchange risk is minimized since a significant portion of these revenues are denominated in U.S. dollars. This situation may change in the future as our business continues to grow outside the United States and expenses incurred denominated in foreign currencies increase.

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

The following is a summary of the effect of a 10% increase or decrease in the carrying values of our financial instruments subject to market valuation risks at December 31, 2008.

(in thousands)	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Current
Investment securities, trading	$395,417	$434,959	$355,875
Investment securities, available-for-sale	807,181	887,899	726,463

Total Current	$1,202,598	$1,322,858	$1,082,338

Banking/Finance
Investment securities, trading	$86,935	$95,629	$78,242
Investment securities, available-for-sale	352,525	387,777	317,272

Total Banking/Finance	$439,460	$483,406	$395,514

Non-Current
Investment securities, available-for-sale	$143,863	$158,249	$129,477
Investments in equity method investees and other	345,714	380,286	311,142

Total Non-Current	$489,577	$538,535	$440,619

Item 4. Controls and Procedures.

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2008. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of December 31, 2008 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of our legal proceedings, please see the description of our legal proceedings set forth in the “Legal Proceedings” section in Note 11 – Commitments and Contingencies in the Notes to the condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors.

Our Form 10-K for the fiscal year ended September 30, 2008 includes a detailed discussion of the risk factors applicable to us, which are also set forth under the heading “Risk Factors” in Item 2 of Part I of this Form 10-Q, as updated since the filing of our Form 10-K to reflect certain material changes as set forth below in bold. Other than as set forth below in bold, there are no material changes from the risk factors as previously disclosed in our Form 10-K for the fiscal year ended September 30, 2008.

The amount and mix of our assets under management are subject to significant fluctuations and could negatively impact our revenues and income. We have become subject to an increased risk of asset volatility from changes in the U.S. and international financial and equity markets, including changes due to the continuing volatility in global financial markets. Individual financial and equity markets may be adversely affected by economic, political, financial, or other instabilities that are particular to the country or regions in which a market is located, including without limitation local acts of terrorism, economic crises or other business, social or political crises. Declines in these markets have caused in the past, and would cause in the future, a decline in our revenues and income. Global economic conditions, exacerbated by war or terrorism or financial crises, changes in the equity market place, currency exchange rates, interest rates, inflation rates, the yield curve, defaults by derivative counterparties and other factors that are difficult to predict affect the mix, market values and levels of our assets under management. The funds we manage may be subject to an unanticipated large number of redemptions as a result of such events, causing the funds to sell securities they hold, possibly at a loss, or draw on any available lines of credit to obtain cash to settle these redemptions, or settle in-kind with securities held in the applicable fund. The Company, in its discretion, may also provide financial support to a fund to enable it to maintain sufficient liquidity in such event. Our investment management services revenues are derived primarily from fees based on a percentage of the value of assets under management and vary with the nature of the account or product managed. A decline in the price of stocks or bonds, or in particular market segments, or in the securities market generally, could cause the value and returns on our assets under management to decline, resulting in a decline in our revenues and income. Moreover, changing market conditions may cause a shift in our asset mix between international and U.S. assets, potentially resulting in a decline in our revenue and income depending upon the nature of our assets under management and the level of management fees we earn based on them. Additionally, changing market conditions may cause a shift in our asset mix towards fixed-income products and a related decline in our revenue and income, as we generally derive higher fee revenues and income from equity assets than from fixed-income products we manage. On the other hand, increases in interest rates, in particular if rapid, or high interest rates, as well as any uncertainty in the future direction of interest rates, may have a negative impact on our fixed-income products as rising interest rates or interest rate uncertainty typically decrease the total return on many bond investments due to lower market valuations of existing bonds. Any decrease in the level of assets under management resulting from price declines, interest rate volatility or uncertainty, increased redemptions or other factors could negatively impact our revenues and income.

Changes in the distribution and sales channels on which we depend could reduce our revenues and hinder our growth. We derive nearly all of our fund sales through broker/dealers and other similar investment advisers. Increasing competition for these distribution channels and recent regulatory initiatives have caused our distribution costs to rise and could cause further increases in the future or could otherwise negatively impact the distribution of our products. Higher distribution costs lower our net revenues and earnings. Additionally, recent consolidations in the broker/dealer industry could adversely impact our revenues and earnings. Moreover, if several of the major financial advisers who distribute our products were to cease operations or limit or otherwise end the distribution of our products, it could have a significant adverse impact on our revenues and earnings. There is no assurance we will continue to have access to the third-party broker/dealers and similar investment advisers that currently distribute our products, or continue to have the opportunity to offer all or some of our existing products through them. A failure to maintain strong business relationships with the major investment advisers who currently distribute our products may also impair our distribution and sales operations. Because we use broker/dealers and other similar investment advisers to sell our products, we do not control the ultimate investment recommendations given to clients. Any inability to access and successfully sell our products to clients through third-party distribution channels could have a negative effect on our level of assets under management, related revenues and overall business and financial condition.

Our business could be negatively affected if we or our banking subsidiaries fail to remain well capitalized. Our bank and thrift subsidiaries are subject to significant regulation and supervision, which includes minimum regulatory capital standards. The Company is also subject to minimum regulatory capital standards because it is a bank holding company and financial holding company registered with the FRB under the Bank Holding Company Act of 1956. The Company and its bank and thrift subsidiaries are currently well capitalized under applicable guidelines. However, our business could be negatively affected if the Company or its bank or thrift subsidiaries failed to remain well capitalized. For example, because our bank and thrift subsidiaries are well capitalized and we otherwise qualify as a financial holding company, we are permitted to engage in a broader range of activities than are permitted to a bank holding company. Loss of financial holding company status would require that we either cease these broader activities or divest our bank subsidiary. In addition, the banking regulators are authorized (and sometimes required) to impose a wide range of requirements, conditions, and restrictions on banks, thrifts, and bank holding companies that fail to maintain adequate capital levels.

Liquidity needs could affect our banking business. Our banking business may be subject to an unanticipated large number of withdrawals as a result of a number of factors, such as changed or unstable economic conditions, adverse trends or events, business closings and lay-offs, rates paid by competitors, general interest rate levels, and returns available to clients on alternative investments. Our banking subsidiaries may be required from time to time to rely on secondary sources of liquidity, such as the sale of investment securities, Federal Home Loan Bank advances and federal funds lines to enable them to meet such withdrawal demands. These secondary sources may not be sufficient to meet liquidity needs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to the shares of the Company’s common stock we repurchased during the three months ended December 31, 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2008 through October 31, 2008	120,996	$81.09	120,996	4,939,995
November 1, 2008 through November 30, 2008	563,100	$54.80	563,100	4,376,895
December 1, 2008 through December 31, 2008	94	$60.02	94	4,376,801

Total	684,190		684,190

Under our stock repurchase program, we can repurchase shares of the Company’s common stock from time to time in the open market and in private transactions in accordance with applicable laws and regulations, including without limitation applicable federal securities laws. From time to time we have announced the existence of and updates to the Company’s continuing policy of repurchasing shares of its common stock, including announcements made in June 2007 and January 2008. From the fiscal year 2002 through 2008, our Board of Directors had authorized and approved the repurchase of up to 60.0 million shares under our stock repurchase program, of which approximately 4.4 million shares of our common stock remained available for repurchase at December 31, 2008. Our stock repurchase program is not subject to an expiration date. There were no unregistered sales of equity securities during the period covered by this report.

Item 6. Exhibits.

Exhibit No.	Description
Exhibit 3(i)(a)

Registrant’s Certificate of Incorporation, as filed November 28, 1969, incorporated by reference to Exhibit (3)(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (File No. 001-09318) (the “1994 Annual Report”).

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

Exhibit 3(ii)

Registrant’s Amended and Restated By-laws (as adopted December 12, 2008 and effective March 11, 2009), incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on December 17, 2008 (File No. 001-09318).

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

FRANKLIN RESOURCES, INC.
(Registrant)

Date: February 9, 2009	By:	/s/ KENNETH A. LEWIS
Kenneth A. Lewis
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
Exhibit 3(i)(a)

Registrant’s Certificate of Incorporation, as filed November 28, 1969, incorporated by reference to Exhibit (3)(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (File No. 001-09318) (the “1994 Annual Report”).

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

Exhibit 3(ii)

Registrant’s Amended and Restated By-laws (as adopted December 12, 2008 and effective March 11, 2009), incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on December 17, 2008 (File No. 001-09318).

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