Form 10-Q
period 2009-03-31
FRANKLIN RESOURCES INC
filed 2009-05-08
CIK 38777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  YES    ☐  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

    Outstanding: 231,778,053 shares of common stock, par value $0.10 per share, of Franklin Resources, Inc. as of April 30, 2009.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Statements of Income

Unaudited

(in thousands, except per share data)	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Operating Revenues
Investment management fees	$552,936	$915,965	$1,153,210	$1,936,280
Underwriting and distribution fees	304,655	499,513	609,584	1,073,309
Shareholder servicing fees	66,514	73,417	132,856	146,592
Consolidated sponsored investment products income, net	1,761	3,764	3,647	6,668
Other, net	(13,594)	11,033	(17,695)	26,434

Total operating revenues	912,272	1,503,692	1,881,602	3,189,283

Operating Expenses
Underwriting and distribution	293,534	485,612	583,063	1,038,202
Compensation and benefits	236,732	280,625	480,795	560,915
Information systems, technology and occupancy	65,398	79,854	133,996	159,471
Advertising and promotion	26,700	47,372	50,927	94,016
Amortization of deferred sales commissions	33,754	43,322	70,366	87,873
Other	32,832	47,820	70,769	93,990

Total operating expenses	688,950	984,605	1,389,916	2,034,467

Operating Income	223,322	519,087	491,686	1,154,816

Other Income (Expenses)
Consolidated sponsored investment products losses, net	(9,336)	(26,064)	(45,820)	(27,041)
Investment and other (losses) income, net	(33,929)	32,393	(78,938)	113,166
Interest expense	(2,092)	(5,948)	(3,292)	(11,993)

Other (expenses) income, net	(45,357)	381	(128,050)	74,132

Income before taxes	177,965	519,468	363,636	1,228,948
Taxes on income	67,159	153,372	131,930	344,536

Net Income	$110,806	$366,096	$231,706	$884,412

Earnings per Share
Basic	$0.48	$1.55	$1.00	$3.70
Diluted	0.48	1.54	1.00	3.67
Dividends per Share	$0.21	$0.20	$0.42	$0.40

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Balance Sheets

Unaudited

(in thousands)	March 31, 2009	September 30, 2008
Assets

Current Assets
Cash and cash equivalents	$2,282,021	$2,314,818
Receivables	531,007	690,351
Investment securities, trading	342,479	356,408
Investment securities, available-for-sale	1,351,420	600,146
Other investments	6,992	836,657
Income taxes receivable	46,991	—
Deferred taxes	36,142	17,308
Prepaid expenses and other	28,559	33,944

Total current assets	4,625,611	4,849,632

Banking/Finance Assets
Cash and cash equivalents	162,315	212,734
Investment securities, trading	74,641	111,607
Investment securities, available-for-sale	420,323	320,910
Loans held for sale	22,464	32,582
Loans receivable, net	347,031	371,647
Other	8,225	11,899

Total banking/finance assets	1,034,999	1,061,379

Non-Current Assets
Investment securities, available-for-sale	142,963	155,295
Investments in equity method investees and other	336,551	328,247
Deferred sales commissions	139,677	187,807
Property and equipment, net	538,492	554,706
Goodwill	1,418,798	1,438,093
Other intangible assets, net	566,441	579,572
Other	26,904	21,789

Total non-current assets	3,169,826	3,265,509

Total Assets	$8,830,436	$9,176,520

[Table continued on next page]

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Balance Sheets

Unaudited

[Table continued from previous page]

(in thousands, except share data)	March 31, 2009	September 30, 2008
Liabilities and Stockholders’ Equity

Current Liabilities
Compensation and benefits	$139,419	$307,223
Commercial paper	24,996	13,287
Accounts payable and accrued expenses	275,421	289,985
Commissions	161,004	230,028
Income taxes	—	66,032
Other	24,655	29,335

Total current liabilities	625,495	935,890

Banking/Finance Liabilities
Deposits	645,999	570,279
Variable funding notes	—	28,551
Federal Home Loan Bank advances	112,000	109,000
Other	30,970	44,743

Total banking/finance liabilities	788,969	752,573

Non-Current Liabilities
Long-term debt	94,720	118,433
Deferred taxes	147,674	146,489
Other	84,833	71,609

Total non-current liabilities	327,227	336,531

Total liabilities	1,741,691	2,024,994

Commitments and Contingencies (Note 11)

Minority Interest	39,920	77,162

Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 232,004,288 and 232,777,979 shares issued and outstanding, at March 31, 2009 and September 30, 2008	23,200	23,278
Capital in excess of par value	—	—
Retained earnings	7,134,454	7,044,732
Accumulated other comprehensive (loss) income	(108,829)	6,354

Total stockholders’ equity	7,048,825	7,074,364

Total Liabilities and Stockholders’ Equity	$8,830,436	$9,176,520

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Statements of Cash Flows

Unaudited

(in thousands)	Six Months Ended March 31,
	2009	2008
Net Income	$231,706	$884,412
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89,143	105,108
Stock-based compensation	39,772	36,631
Excess tax benefits from stock-based compensation arrangements	(3,157)	(26,995)
Net losses (gains) on sale of assets	12,344	(16,695)
Equity in net losses (income) of affiliated companies	36,475	(24,403)
Provision for loan losses	5,197	6,030
Other-than-temporary impairment of investments	57,652	5,688
Deferred income taxes	(15,499)	13,446

Changes in operating assets and liabilities:
Decrease in receivables, prepaid expenses and other	63,467	37,921
Payments on (originations of) loans held for sale, net	11,354	(160,753)
Increase in trading securities, net	(3,814)	(188,497)
Advances of deferred sales commissions	(33,086)	(62,645)
Decrease in income taxes payable	(49,816)	(55,809)
Decrease in commissions payable	(69,024)	(7,434)
Increase in other liabilities	19,322	33,700
Decrease in accrued compensation and benefits	(145,427)	(102,599)

Net cash provided by operating activities	246,609	477,106

Purchase of investments	(1,320,217)	(659,295)
Liquidation of investments	1,243,277	776,622
Purchase of banking/finance investments	(118,618)	(89,310)
Liquidation of banking/finance investments	23,725	16,326
Decrease (increase) in loans receivable	16,906	(42,553)
Additions of property and equipment, net	(27,631)	(34,372)
Acquisitions of subsidiaries, net of cash acquired	533	—

Net cash used in investing activities	(182,025)	(32,582)

Increase in bank deposits, net	75,720	86,703
Exercise of common stock options	9,928	4,979
Dividends paid on common stock	(95,475)	(84,747)
Purchase of common stock	(108,971)	(1,141,392)
Excess tax benefits from stock-based compensation arrangements	3,157	26,995
Proceeds from issuance of debt	251,735	577,563
Payments on debt	(266,935)	(58,476)
Minority interest	38,798	225,486

Net cash used in financing activities	(92,043)	(362,889)

Effect of exchange rate changes on cash and cash equivalents	(55,757)	(2,111)

(Decrease) increase in cash and cash equivalents	(83,216)	79,524
Cash and cash equivalents, beginning of period	2,527,552	3,584,183

Cash and Cash Equivalents, End of Period	$2,444,336	$3,663,707

[Table continued on next page]

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Statements of Cash Flows

Unaudited

[Table continued from previous page]

(in thousands)	Six Months Ended March 31,
	2009	2008
Components of Cash and Cash Equivalents
Cash and cash equivalents, beginning of period:
Current assets	$2,314,818	$3,304,495
Banking/finance assets	212,734	279,688

Total	$2,527,552	$3,584,183

Cash and cash equivalents, end of period:
Current assets	$2,282,021	$3,348,771
Banking/finance assets	162,315	314,936

Total	$2,444,336	$3,663,707

Supplemental Disclosure of Non-Cash Information
Change in assets related to the net deconsolidation of certain sponsored investment products	$(95,084)	$(343,522)
Change in liabilities related to the net deconsolidation of certain sponsored investment products	(53,822)	(101,273)
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$243,558	$375,782
Cash paid for interest	5,240	23,360

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2009

(Unaudited)

Note 1 - Basis of Presentation

The unaudited interim financial statements of Franklin Resources, Inc. and its consolidated subsidiaries (collectively, the “Company”) included herein have been prepared by the Company in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Under these rules and regulations, some information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been shortened or omitted. Management believes that all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown have been made. All adjustments are normal and recurring. These financial statements should be read together with the Company’s audited financial statements included in its Form 10-K for the fiscal year ended September 30, 2008 (“fiscal year 2008”). Certain amounts for the comparative prior fiscal year periods have been reclassified to conform to the financial presentation for and at the period ended March 31, 2009.

Note 2 - New Accounting Standards

The Company adopted the following accounting standards during the six months ended March 31, 2009.

In January 2009, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF 99-20-1”). FSP EITF 99-20-1 amends the impairment guidance of Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets” to align it with the impairment guidance of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Both standards now require that management consider the probability that the holder of an asset will be unable to collect all amounts due when assessing assumptions about future cash flows for evaluations of assets for other-than-temporary impairment. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008. The adoption of FSP EITF 99-20-1 did not have a material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46R-8”). FSP FAS 140-4 and FIN 46R-8 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – as amended” (“SFAS 140”) and FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”) to require enhanced disclosures by public entities about transfers of financial assets and interests in variable interest entities, and provide users of the financial statements with greater transparency about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities. The disclosures required by FSP FAS 140-4 and FIN 46R-8 are effective for interim and annual reporting periods ending after December 15, 2008. The Company adopted FSP FAS 140-4 and FIN 46R-8 and has included the enhanced disclosures in Note 8 – Securitization of Loans Held for Sale and Note 11 – Commitments and Contingencies to its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 became effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of SFAS 162 had no impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities – as amended” (“SFAS 133”), to provide enhanced disclosures about how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS 133; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS 161 did not have a material impact on the Company’s consolidated financial statements.

In June 2007, the FASB ratified the consensus reached by the EITF in EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 requires that the realized income tax benefit from dividends and dividend equivalents that are charged to retained earnings and paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options be recorded as an increase to capital in excess of par value. EITF 06-11 applies prospectively to the income tax benefits on dividends declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The adoption of EITF 06-11 had no impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to irrevocably elect fair value as the measurement method for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 provides the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The difference between carrying value and fair value at the election date should be recorded as a cumulative effective adjustment to opening retained earnings. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company adopted SFAS 159 on October 1, 2008 without electing to apply the fair value option to any eligible assets or liabilities. Therefore, the adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides a common definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, which amends SFAS 157 to exclude FASB Statement No. 13, “Accounting for Leases” (“SFAS 13”), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13 from the scope of SFAS 157, and issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items recognized or disclosed at fair value on an annual or more frequent basis, until fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active”, which clarifies the application of SFAS 157 for determining the fair value of a financial asset when the market for that asset is not active. The Company adopted SFAS 157 and related interpretations on October 1, 2008 for its financial assets and liabilities measured and reported at fair value and included the required disclosures in Note 7 – Fair Value Measurements. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements. The adoption of SFAS 157 for nonfinancial assets and liabilities recognized or disclosed at fair value on a non-recurring basis is not expected to have a material impact on its consolidated financial statements.

Updates to the new accounting standards as disclosed in the Company’s Form 10-K for the fiscal year ended September 30, 2008 are as follows:

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods and amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, to require entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions, in both interim and annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating the impact that the adoption of FSP FAS 107-1 and APB 28-1 in the third quarter of fiscal year 2009 will have on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating the impact that the adoption of FSP FAS 157-4 in the third quarter of fiscal year 2009 will have on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance for debt securities classified as held-to-maturity or available-for-sale to require entities to recognize other-than-temporary impairments resulting from credit losses in earnings and recognize other-than-temporary impairments relating to all other factors in other comprehensive income. In addition, FSP FAS 115-2 and FAS 124-2 requires enhanced disclosures at interim and annual periods that enables users to understand the types of available-for-sale and held-to-maturity debt and equity securities held, including information about investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized. Further, for interim and annual periods, an entity shall disclose information that enables users of financial statements to understand the reasons that a portion of an other-than-temporary impairment of a debt security was not recognized in earnings and the methodology and significant inputs used to calculate the portion of the total other-than-temporary impairment that was recognized in earnings. FSP FAS 115-2 and FAS 124-2 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating the impact that the adoption of FSP FAS 157-4 in the third quarter of fiscal year 2009 will have on its consolidated financial statements.

Note 3 - Comprehensive Income

The components of comprehensive income were as follows:

(in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Net income	$110,806	$366,096	$231,706	$884,412
Net unrealized gains (losses) on investments, net of tax	12,609	(33,375)	4,777	(59,430)
Currency translation adjustments	(37,877)	4,400	(119,876)	(6,437)
Other	(84)	(56)	(84)	(113)

Total Comprehensive Income	$85,454	$337,065	$116,523	$818,432

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

(in thousands, except per share data)	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Net income	$110,806	$366,096	$231,706	$884,412

Weighted-average shares outstanding – basic	231,178	236,520	231,405	239,066
Common stock options, nonvested stock awards and nonvested stock unit awards	713	1,840	914	2,105

Weighted-Average Shares Outstanding – Diluted	231,891	238,360	232,319	241,171

Earnings per Share
Basic	$0.48	$1.55	$1.00	$3.70
Diluted	0.48	1.54	1.00	3.67

For the three and six months ended March 31, 2009, the Company excluded approximately 1,925.5 thousand nonvested shares related to grants of stock awards and stock unit awards from the computation of diluted earnings per share because their effect would have been anti-dilutive. For the three and six months ended March 31, 2008, the Company excluded approximately 1,299.7 thousand and 813.6 thousand nonvested shares related to grants of stock awards and stock unit awards from the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note 5 - Cash and Cash Equivalents

The Company discloses cash and cash equivalents as separate components of current assets and banking/finance assets in the condensed consolidated balance sheets. Cash and cash equivalents consisted of the following:

(in thousands)	March 31, 2009	September 30, 2008
Cash on hand and demand deposits with banks	$389,461	$579,361
Federal funds sold	7,468	134,759
Sponsored money market funds	1,173,651	1,076,966
Time deposits, U.S. Treasury bills and other	873,756	736,466

Total	$2,444,336	$2,527,552

Federal Reserve Board regulations require certain of the Company’s banking subsidiaries to maintain reserve and clearing balances on deposits with the Federal Reserve Banks. The required reserve balance was $7.3 million at March 31, 2009 and $6.4 million at September 30, 2008. The required clearing balance was $1.2 million at March 31, 2009 and September 30, 2008.

The Company maintains cash and cash equivalents with financial institutions in various countries, limits the amount of credit exposure with any given financial institution and conducts ongoing evaluations of the creditworthiness of the financial institutions with which it does business.

Note 6 - Investments

Investments consisted of the following:

(in thousands)	March 31, 2009	September 30, 2008
Current
Investment securities, trading	$342,479	$356,408
Investment securities, available-for-sale
Sponsored investment products	784,968	591,562
Securities of U.S. states and political subdivisions	7,107	5,104
Securities of U.S. Treasury and federal agencies	549,714	2,799
Other equity and debt securities[1]	9,631	681

Total investment securities, available-for-sale	1,351,420	600,146
Other investments[2]	6,992	836,657

Total Current	$1,700,891	$1,793,211

Banking/Finance
Investment securities, trading	$74,641	$111,607
Investment securities, available-for-sale
U.S. government-sponsored enterprise obligations[3]	405,378	315,683
Securities of U.S. states and political subdivisions	990	1,125
Securities of U.S. Treasury and federal agencies	3,611	3,760
Other equity and debt securities[1]	10,344	342

Total investment securities, available-for-sale	420,323	320,910

Total Banking/Finance	$494,964	$432,517

Non-Current
Investment securities, available-for-sale
Sponsored investment products	$26,017	$28,089
Securities of U.S. states and political subdivisions	111,496	119,031
Securities of U.S. Treasury and federal agencies	626	625
Other equity and debt securities[1]	4,824	7,550

Total investment securities, available-for-sale	142,963	155,295
Investments in equity method investees and other	336,551	328,247

Total Non-Current	$479,514	$483,542

[1]	Other equity and debt securities include equity securities, corporate debt securities, and other securities with a determinable fair value that are classified as available-for-sale securities.
[2]	Other investments consist of time deposits with financial institutions having maturities greater than three months but less than one year from the date of purchase.
[3]	U.S. government-sponsored enterprise obligations include mortgage-backed securities and debentures.

At March 31, 2009 and September 30, 2008, current investment securities, trading included $220.2 million and $294.6 million of securities held by sponsored investment products that were consolidated in the Company’s condensed financial statements.

At March 31, 2009 and September 30, 2008, banking/finance segment investment securities with aggregate carrying values of $384.4 million and $294.1 million were pledged as collateral for the ability to borrow from various government agencies (see Note 10 – Debt). In addition, investment management segment securities with aggregate carrying values of $6.6 million and $8.3 million were pledged as collateral at March 31, 2009 and September 30, 2008.

A summary of the gross unrealized gains and losses relating to investment securities, available-for-sale is as follows:

(in thousands) as of March 31, 2009	Cost Basis	Gross Unrealized		Fair Value
		Gains	Losses
Sponsored investment products	$838,634	$16,342	$(43,991)	$810,985
U.S. government-sponsored enterprise obligations	401,607	6,227	(2,456)	405,378
Securities of U.S. states and political subdivisions	118,113	2,870	(1,390)	119,593
Securities of U.S. Treasury and federal agencies	555,326	661	(2,036)	553,951
Other equity and debt securities	21,967	2,906	(74)	24,799

Total	$1,935,647	$29,006	$(49,947)	$1,914,706

(in thousands) as of September 30, 2008	Cost Basis	Gross Unrealized		Fair Value
		Gains	Losses
Sponsored investment products	$650,873	$12,465	$(43,687)	$619,651
U.S. government-sponsored enterprise obligations	315,969	2,705	(2,991)	315,683
Securities of U.S. states and political subdivisions	126,583	401	(1,724)	125,260
Securities of U.S. Treasury and federal agencies	7,092	109	(17)	7,184
Other equity and debt securities	7,882	906	(215)	8,573

Total	$1,108,399	$16,586	$(48,634)	$1,076,351

The changes in net unrealized gains (losses) on investment securities include realization of net gains (losses) on the sale of investment securities, available-for-sale of $(0.2) million and $(12.5) million during the three and six months ended March 31, 2009, and $5.8 million and $19.9 million during the three and six months ended March 31, 2008. The tax effects of the changes in unrealized gains (losses) on investment securities included in other comprehensive income were $(12.1) million and $(6.3) million during the three and six months ended March 31, 2009 and $5.1 million and $1.7 million during the three and six months ended March 31, 2008.

The Company evaluates investments for other-than-temporary impairment in value on a periodic basis when the cost of an investment exceeds its fair value. The Company considers many factors, including the severity and duration of the decline in the fair value below cost, the intent and ability of the Company to hold the security for a period of time sufficient for an anticipated recovery in fair value, and the financial condition and specific events related to the issuer. During the six months ended March 31, 2009 and 2008, the Company recognized $57.7 million and $5.7 million of other-than-temporary impairment in the value of certain investments primarily related to sponsored investment products.

The Company recognized net losses on trading investment securities that were still held at March 31, 2009 and 2008 in the amounts of $46.4 million and $100.5 million during the three and six months ended March 31, 2009, and $33.3 million and $36.2 million during the three and six months ended March 31, 2008.

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

The three levels of fair value hierarchy established by SFAS 157 are set forth below. The Company’s assessment of the hierarchy level of the assets or liabilities measured at fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

(in thousands)

as of March 31, 2009	Level 1	Level 2	Level 3	Total
Current Assets
Investment securities, trading	$218,172	$121,205	$3,102	$342,479
Investment securities, available-for-sale	794,599	556,821	—	1,351,420
Banking/Finance Assets
Investment securities, trading	—	48,329	26,312	74,641
Investment securities, available-for-sale	—	420,061	262	420,323
Non-Current Assets
Investment securities, available-for-sale	22,790	112,122	8,051	142,963
Life settlement contracts	—	—	3,940	3,940

Total Assets Measured at Fair Value	$1,035,561	$1,258,538	$41,667	$2,335,766

Banking/Finance Liabilities
Interest-rate swap agreements	$—	$101	$—	$101

Total Liabilities Measured at Fair Value	$—	$101	$—	$101

The following is a description of the significant assets measured at fair value, the fair value methodologies used, and the fair value hierarchy level.

Investment Securities, Trading consist primarily of securities held by consolidated sponsored investment products and the retained subordinated securities and residual interests from securitization transactions. The fair value of securities held by consolidated sponsored investment products is primarily determined using quoted market prices, or independent third-party broker or dealer price quotes. These securities are primarily classified as Level 1 or Level 2. The fair value of retained subordinated securities from securitization transactions is determined using independent third-party broker or dealer price quotes, and these securities are currently classified as Level 2. The broker or dealer price quotes are evaluated for reasonableness based upon the performance of the underlying loans and comparable transaction pricing in the securitization market. The fair value of the residual interests currently is determined using unobservable inputs and classified as Level 3, and is more fully described below.

Investment Securities, Available-for-Sale consist primarily of non-consolidated sponsored investment products and debt securities including U.S. government-sponsored enterprise obligations, securities of U.S. states and political subdivisions, and securities of the U.S. Treasury and federal agencies. The fair value of non-consolidated sponsored investment products is generally determined based on the published net asset values of the sponsored investment products, and they are classified as Level 1. The fair value of the debt securities is determined using quoted market prices or independent third-party broker or dealer price quotes, which are evaluated for reasonableness, and they are generally classified as Level 2.

At March 31, 2009, Level 3 assets represented approximately 2.7% of total assets measured at fair value, and Level 3 liabilities measured at fair value were insignificant. There were immaterial transfers into Level 3 during the three and six months ended March 31, 2009. The following is a description of the Level 3 assets measured at fair value and the fair value methodologies used.

Residual interests from securitization transactions consist of an interest-only strip receivable and cash on deposit. The residual interests, which are classified as trading investment securities, are backed by prime, non-prime and sub-prime automobile loans issued from March 1999 to April 2008. The fair value of the residual interests is estimated using discounted cash flow analyses. Key inputs to the analysis include the excess cash flow discount rate, cumulative life loss rate, expected weighted-average life and prepayment speed assumption. The Company develops its key inputs using actual portfolio experience and recent market activity for similar transactions. The residual interests are currently classified as Level 3 as at least one of the significant inputs used in the fair valuation is not observable because recent economic events have significantly reduced the number of comparable securitization transactions. During the three and six months ended March 31, 2009, the Company recognized $26.0 million and $43.7 million write-downs to the residual interests primarily as a result of an increase in the excess cash flow discount rate from 19.8% at September 30, 2008 to 23.6% at March 31, 2009 to reflect the liquidity premium in the market. The Company also increased the cumulative life loss rate assumption from a range of 2.1% to 5.7% at September 30, 2008 to a range of 2.4% to 9.9% at March 31, 2009 to reflect an increase in experienced and expected losses. This resulted in an increase in the weighted-average assumption for the cumulative life loss rate from 4.2% at September 30, 2008 to 6.9% at March 31, 2009. The key assumptions and the sensitivity of the fair value of the residual interests to an immediate adverse change in those assumptions are shown in Note 8 – Securitization of Loans Held for Sale.

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

Collateralized debt obligations (“CDOs”), which are classified as available-for-sale securities, are highly illiquid, and observable inputs are currently not available. The fair values of CDOs are derived from market-standard models to estimate the cash flows using key inputs which include discount rates for each credit rating, collateral type, and other relevant contractual features. CDOs are classified as Level 3 because at least one of the significant inputs used in determining the fair value is not observable.

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

While the Company believes the valuation methodologies described above are appropriate, the use of different methodologies or assumptions to determine the fair value could result in a different estimate of fair value at the reporting date.

The changes in Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2009 were as follows.

(in thousands)	Securities Held by Consolidated Sponsored Investment Products	Residual Interests from Securitization Transactions	Other[1]	Total
Balance at January 1, 2009	$3,189	$17,482	$12,156	$32,827
Total realized and unrealized gains (losses):
Included in other, net revenue	—	(25,962)	—	(25,962)
Included in consolidated sponsored investment products losses, net	(116)	—	—	(116)
Included in investments and other (losses) income, net	—	—	(2,073)	(2,073)
Included in other comprehensive income	—	—	(492)	(492)
Purchases, sales, and settlements, net	(37)	34,792	689	35,444
Transfers into Level 3	66	—	1,973	2,039

Balance at March 31, 2009	$3,102	$26,312	$12,253	$41,667

Change in unrealized losses included in net income relating to assets still held at March 31, 2009	$(118)[2]	$(25,962)[3]	$—	$(26,080)

[1]	Other includes collateralized debt obligations and equity securities.
[2]	Included in consolidated sponsored investment products losses, net.
[3]	Included in other, net revenue.

The changes in Level 3 assets measured at fair value on a recurring basis for the six months ended March 31, 2009 were as follows.

(in thousands)	Securities Held by Consolidated Sponsored Investment Products	Residual Interests from Securitization Transactions	Other[1]	Total
Balance at October 1, 2008	$4,089	$29,782	$12,112	$45,983
Total realized and unrealized gains (losses):
Included in other, net revenue	—	(43,665)	—	(43,665)
Included in consolidated sponsored investment products losses, net	(1,077)	—	—	(1,077)
Included in investments and other (losses) income, net	—	—	(2,073)	(2,073)
Included in other comprehensive income	—	—	(355)	(355)
Purchases, sales, and settlements, net	(31)	40,195	596	40,760
Transfers into Level 3	121	—	1,973	2,094

Balance at March 31, 2009	$3,102	$26,312	$12,253	$41,667

Change in unrealized losses included in net income relating to assets still held at March 31, 2009	$(1,080)[2]	$(43,665)[3]	$—	$(44,745)

[1]	Other includes collateralized debt obligations and equity securities.
[2]	Included in consolidated sponsored investment products losses, net.
[3]	Included in other, net revenue.

The Company also may be required to measure certain assets or liabilities at fair value on a nonrecurring basis. These adjustments to fair value generally result from the application of lower of cost or fair value accounting for automobile loans held for sale or write-downs of individual assets. At March 31, 2009, all automobile loans held for sale were measured at fair value and classified within Level 3 of the fair value hierarchy. The fair value of these loans was $22.5 million, and the adjustments to the fair value of these loans recorded as a loss during the three and six months ended March 31, 2009 were de minimus.

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

When the Company sells automobile loans in a securitization transaction, it retains certain interests. Residual interests, which include an interest-only strip receivable and cash on deposit, represent the Company’s contractual right to receive excess interest and cash from the pool of securitized loans after the payment of required amounts to holders of the asset-backed securities and certain other costs associated with the securitization. The residual interests are generally fully realizable and subject to limited recourse provisions. Credit enhancements for the securitization trusts require the Company to maintain a certain amount of cash on deposit, which provides protection for the holders of the assets-backed securities against delays in payment and certain losses on the securitized loans. At March 31, 2009 and September 30, 2008, the amounts of cash on deposit were $52.3 million and $23.2 million. Discounted values of the cash on deposit were recognized as part of the residual interests. The Company may also retain subordinated securities from securitization transactions, which are senior to the residual interests. The retained interests in securitized assets, including the residual interests and the retained subordinated securities, are recognized as banking/finance trading securities in the consolidated balance sheets. Changes in the fair value of the retained interests are recognized currently in earnings.

There were no automobile loan securitization transactions during the three and six months ended March 31, 2009 and 2008. The securitization transactions in which the Company entered into through September 30, 2008 were consistent in all material respects. As a result of a securitization transaction that the Company entered into in June 2008, it retained the subordinated securities in addition to the residual interests. These retained subordinated securities had credit ratings from Standard & Poor’s ranging from AA to BBB at March 31, 2009.

The Company determines the fair value of the retained interests in securitized assets at the date of securitization and at each period-end (see Note 7 – Fair Value Measurements for a description of fair value methodologies used).

The following table shows the sensitivity of the retained interests to hypothetical adverse changes in the key economic assumptions used to measure fair value:

(dollar amounts in thousands)	March 31, 2009	September 30, 2008
Fair value of retained interests
Retained subordinated securities	$48,329	$81,826
Residual interests	26,312	29,781

Total	$74,641	$111,607

Excess cash flow discount rate (annual rate)	23.6%-31.0%	9.6%-19.8%
Impact on fair value of 10% adverse change	$(9,555)	$(3,865)
Impact on fair value of 20% adverse change	(19,044)	(7,713)

Cumulative life loss rate	6.9%	4.2%
Impact on fair value of 10% adverse change	$(8,481)	$(1,754)
Impact on fair value of 20% adverse change	(12,494)	(3,215)

Expected weighted-average life (years)	2.5	2.7

Prepayment speed (average monthly rate)	1.5%	1.5%
Impact on fair value of 10% adverse change	$(6,553)	$(1,645)
Impact on fair value of 20% adverse change	(9,134)	(3,054)

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

The following table is a summary of cash flows received from and paid to securitization trusts.

(in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Servicing fees received	$3,634	$3,071	$7,420	$6,447
Cash flows received related to retained subordinated securities	1,698	—	3,395	—
Cash flows received related to residual interests	83	2,238	1,554	5,939
Cash paid related to residual interests	32,479	—	38,208	—
Purchase of loans from the securitization trusts	—	—	—	(20,490)

Amounts payable to the trustee related to loan principal and interest collected on behalf of the securitization trusts of $32.0 million at March 31, 2009 and $35.6 million at September 30, 2008 were included in other banking/finance liabilities in the condensed consolidated balance sheets.

The Company provides guarantees to cover shortfalls for the securitization trusts in amounts due to the holders of the asset-backed securities if the shortfalls exceed cash on deposit. At March 31, 2009 and September 30, 2008, the maximum potential amounts of future payments related to these guarantees were $9.3 million and $49.0 million. The fair value of the guarantees was recognized as banking/finance liabilities in the condensed consolidated balance sheets and was not significant. During the quarter ended March 31, 2009, the Company increased the amount of cash on deposit by $31.9 million as a letter of credit provider for the securitization trusts no longer met an eligibility requirement of the credit enhancements. As a result, the maximum potential amounts of future payments related to the guarantees were reduced by the same amount.

During the three and six months ended March 31, 2009 and 2008, the Company did not provide financial or other support to the securitization trusts or the holders of the asset-backed securities.

The original amount of loans serviced for the securitization trusts that were still in existence at March 31, 2009 and September 30, 2008 totaled $1.8 billion. At March 31, 2009 and September 30, 2008, the securitization trusts had 51,069 and 58,322 loans outstanding, and their weighted-average annualized interest rates were 10.4% and 10.5%. Net charge-offs on the securitized loans held by the securitization trusts were $12.6 million and $24.3 million for the three and six months ended March 31, 2009, and $5.3 million and $11.7 million for the three and six months ended March 31, 2008.

The following table shows further details of the loans serviced by the Company that were held by the securitization trusts.

(dollar amounts in thousands)	March 31, 2009	September 30, 2008
Principal amount of loans	$694,499	$851,810
Principal amount of loans 30 days or more past due	27,458	34,535

Credit quality as a percentage of aggregate outstanding principal balance
Prime	47.3%	47.6%
Non-prime	50.2%	49.9%
Sub-prime	2.5%	2.5%

Note 9 - Goodwill and Other Intangible Assets

Goodwill and other intangible assets have been assigned to one reporting unit, the investment management and related services operating segment. The changes in the carrying values of goodwill and gross intangible assets were as follows:

(in thousands)	Goodwill	Amortized Intangible Assets	Non-amortized Intangible Assets
Balance at October 1, 2008	$1,438,093	$200,983	$508,909
Foreign currency movements	(19,295)	(1,162)	(7,515)

Balance at March 31, 2009	$1,418,798	$199,821	$501,394

Certain of the goodwill and intangible assets are denominated in currencies other than the U.S. dollar; therefore, their gross and net carrying values are subject to foreign currency movements.

Intangible assets as of March 31, 2009 and September 30, 2008 were as follows:

(in thousands) as of March 31, 2009	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized intangible assets
Customer base	$164,808	$(103,958)	$60,850
Other	35,013	(30,816)	4,197

	199,821	(134,774)	65,047
Non-amortized intangible assets
Management contracts	501,394	—	501,394

Total	$701,215	$(134,774)	$566,441

(in thousands) as of September 30, 2008	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized intangible assets
Customer base	$165,953	$(100,301)	$65,652
Other	35,030	(30,019)	5,011

	200,983	(130,320)	70,663
Non-amortized intangible assets
Management contracts	508,909	—	508,909

Total	$709,892	$(130,320)	$579,572

The Company completed its most recent annual impairment tests of goodwill and indefinite-lived intangible assets during the quarter ended December 31, 2008, under the guidance of FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and determined that there was no impairment in the value of these assets as of October 1, 2008. No impairment in the value of goodwill and indefinite-lived intangible assets was recognized during fiscal year 2008. No impairment in the value of intangible assets subject to amortization was recognized during the six months ended March 31, 2009 and 2008 as our estimate of the undiscounted expected cash flows from these assets exceeded the asset carrying values.

The Company completed its annual goodwill impairment test as of October 1 of each year since the adoption of SFAS 142. During the quarter ended March 31, 2009, the Company changed its annual impairment test date from October 1 to August 1 of each year. Management believes the August 1 date better aligns its annual goodwill impairment test with the Company’s fourth quarter budget data developed in connection with the budgeting process that takes place in July and August. In addition, the annual impairment test would be completed during the Company’s fourth fiscal quarter using the most recent financial information such that the results would better reflect the fiscal year being reported. This change to the date of the Company’s annual goodwill impairment test constitutes a change in the method of applying an accounting principle as discussed in SFAS No. 154, “Accounting Changes and Error Corrections”. The Company believes that this change in accounting principle is preferable. The Company has filed a letter of preferability from its independent registered public accounting firm regarding this change in accounting principle as an exhibit to this Form 10-Q.

Amortization expense related to definite-lived intangible assets was $2.6 million and $5.2 million for the three and six months ended March 31, 2009, and $2.7 million and $5.4 million for the three and six months ended March 31, 2008. The estimated remaining amortization expense related to definite-lived intangible assets as of March 31, 2009 was as follows:

(in thousands)

For the fiscal years ending September 30,
2009 (remaining six months)	$5,169
2010	10,337
2011	10,315
2012	8,851
2013	8,707
Thereafter	21,668

Total	$65,047

Note 10 - Debt

Outstanding debt consisted of the following:

(in thousands)	March 31, 2009	September 30, 2008
Current
Commercial paper	$24,996	$13,287
Banking/Finance
Variable funding notes	—	28,551
Federal Home Loan Bank advances	112,000	109,000

	112,000	137,551

Non-Current
Long-term debt	94,720	118,433

Total Debt	$231,716	$269,271

At March 31, 2009, current debt consisted of commercial paper with a total face value of $25.0 million that was issued at a weighted-average annualized interest rate of 0.40% and matured in April 2009.

The banking/finance segment has financed its automobile lending business primarily through Federal Home Loan Bank advances (“FHLB advances”), securitizations and the issuance of variable funding notes under one-year revolving variable funding note warehouse credit facilities. The Company terminated the warehouse credit facilities in November 2008 and does not currently intend to replace them. The variable funding notes issued under these facilities were secured by cash and a pool of automobile loans that met certain eligibility requirements (see Note 8 – Securitization of Loans Held for Sale).

At March 31, 2009, the banking/finance segment had $112.0 million of total outstanding FHLB advances. Approximately $55.0 million of these advances mature by March 31, 2010, while the remaining $57.0 million mature from April 2010 through January 2039. These advances had a weighted-average interest rate of 1.84% at March 31, 2009 and are subject to collateralization requirements.

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

At March 31, 2009, the Company had $420.0 million in short-term revolving credit facility available under a five-year credit agreement with certain banks and financial institutions expiring on June 9, 2010, $475.0 million of short-term commercial paper remaining available for issuance under an uncommitted $500.0 million private placement program, and $11.9 million available in uncommitted short-term bank lines of credit. The revolving credit facility supports certain of the Company’s commercial paper borrowing arrangements and is subject to various financial covenants, including, but not limited to, minimum requirements related to its interest coverage ratio and maintenance of working capital as well as limitations on its capitalization ratio, indebtedness, investments and liens. Interest rates on loans under the revolving credit facility are determined at the time of issuance and depend on the type of loan issued. As of March 31, 2009, there were no amounts outstanding under the revolving credit facility and the Company was in compliance with the financial covenants related to this facility. In addition, at March 31, 2009, the banking/finance segment had $295.0 million available in uncommitted short-term bank lines of credit under the Federal Reserve Funds system, $269.6 million available in secured Federal Reserve Bank short-term discount window and $18.5 million available in secured Federal Home Loan Bank short-term borrowing capacity (see Note 6 – Investments).

Note 11 - Commitments and Contingencies

Guarantees

The Company is obligated to cover shortfalls for the automobile loan securitization trusts in amounts due to the holders of the asset-backed securities up to certain levels (see Note 8 – Securitization of Loans Held for Sale).

At March 31, 2009, the banking/finance segment had issued financial standby letters of credit totaling $6.7 million which beneficiaries would be able to draw upon in the event of non-performance by its customers, primarily in relation to lease and lien obligations of these banking customers. These standby letters of credit were secured by marketable securities with a fair value of $9.5 million as of March 31, 2009.

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

Plaintiffs in the MDL filed consolidated amended complaints on September 29, 2004. On February 25, 2005, defendants, including the Company, certain of its subsidiaries and the named Funds and individual defendants, filed motions to dismiss those amended complaints (collectively, the “Company’s motions”). On June 26, 2008, the court issued its order granting in part and denying in part the Company’s motion to dismiss the consolidated amended class action complaint. In its order, the court dismissed certain claims, while allowing others to remain, and dismissed all class action claims against the named Funds. Pursuant to stipulation, the court also dismissed all claims against certain individual defendants, including the independent directors to the named Funds, and a former Company executive. The Company’s motion to dismiss the consolidated fund derivative action remains under submission with the court.

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

Since the filing of the original motion for authorization to institute a class action in October 2004, petitioners in the Huneault lawsuit have amended their motion several times, most recently on April 17, 2009, to revise the proposed class definition. Petitioners and respondents in that lawsuit filed their plans of argument on the motion in March 2009, and oral argument on the motion concluded on May 5, 2009. The matter is now under submission with the court. Plaintiffs in the Fischer lawsuit served defendants with a motion for class certification in July 2007. Defendants filed their evidence in opposition to the certification motion on September 29, 2008. Hearing on that motion is currently scheduled to begin in late June 2009.

Management strongly believes that the claims made in each of the unresolved lawsuits identified above are without merit and intends to defend against them vigorously. The Company cannot predict with certainty, however, the eventual outcome of those lawsuits, nor whether they will have a material negative impact on the Company.

The Company is from time to time involved in litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, and results of operations. In management’s opinion, an adequate accrual has been made as of March 31, 2009 to provide for any probable losses that may arise from these matters for which the Company could reasonably estimate an amount.

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

Total assets under management of investment products in which the Company held a variable interest, but was not the primary beneficiary were approximately $25.9 billion at March 31, 2009. The carrying values of the Company’s equity ownership interest and investment management and related service fees receivable for investment products in the Company’s condensed consolidated balance sheet at March 31, 2009 are set forth below. These amounts represent the Company’s maximum exposure to loss and do not reflect an estimate of the actual losses.

(in thousands)	March 31, 2009
Current Assets
Receivables	$37,882
Investment securities, available-for-sale	74,001

Total Current	111,883

Non-Current Assets
Investment securities, available-for-sale	23,363
Investments in equity method investees and other	254,291

Total Non-Current	277,654

Total	$389,537

While the Company has no contractual obligation to do so, it routinely participates in financing the initial launch of its sponsored investment products. The Company also may voluntarily elect to provide its sponsored investment products with additional direct or indirect financial support based on its business objectives. In October and November 2008, the Company invested $140.0 million in shares of one of its funds in India in response to unprecedented levels of fund redemptions. By December 2008 the fund’s liquidity position had improved and the Company redeemed $50.0 million of its investment. In March 2009, the Company redeemed the balance of this investment.

The Company’s other VIEs include limited liability partnerships, limited liability companies, and joint ventures. The Company’s variable interest generally comprises its equity ownership interest. These investments are recognized as investments in equity method investees because the Company is not the primary beneficiary. The investment carrying values in the Company’s condensed consolidated balance sheet related to these VIEs was $8.8 million at March 31, 2009. This amount represents the Company’s maximum exposure to loss. The Company has not provided financial or other support to its other VIEs during the six months ended March 31, 2009.

The other VIEs include LFL and LAFL, in which the Company has a 49% ownership interest. At March 31, 2009, LFL had approximately $2.5 million in total assets and the Company’s maximum exposure to loss related to LFL was limited to the carrying value of its investment totaling approximately $1.2 million. At March 31, 2009, LAFL had approximately $165.8 million in total assets and the Company’s maximum exposure to loss related to LAFL totaled approximately $81.2 million. The maximum exposure to loss related to LAFL is limited to the carrying value of the Company’s investment and 49% of the liabilities of LAFL. The Company recognized total pre-tax losses of approximately $2.2 million and $3.0 million for its share of LFL’s and LAFL’s net losses for the three and six months ended March 31, 2009. Due to its significant interest in LAFL, the Company continues to carry on its balance sheet the DCA generated in the United States and the financing liability related to the future revenue originally sold to LFL and transferred to LAFL by Franklin/Templeton Distributors, Inc. until these assets are amortized or sold by LAFL. At March 31, 2009 the DCA and liability amounts were both $94.5 million. Neither the Company nor its distribution subsidiaries retain any direct ownership interest in the future revenue sold, and, therefore, the future revenue is not available to satisfy claims of its creditors or those of its distribution subsidiaries.

Other Commitments and Contingencies

At March 31, 2009, the banking/finance segment had commitments to extend credit in an aggregate principal amount of $177.0 million, primarily under credit card lines.

The Company in its role as agent or trustee facilitates the settlement of investor share purchase, redemption, and other transactions with affiliated mutual funds. The Company is appointed by the affiliated mutual funds as agent or trustee to manage, on behalf of the affiliated mutual funds, bank deposit accounts that contain only (i) cash remitted by investors to the affiliated mutual funds for the direct purchase of fund shares, or (ii) cash remitted by the affiliated mutual funds for direct delivery to the investors for either the proceeds of fund shares liquidated at the investors’ direction, or dividends and capital gains earned on fund shares. As of March 31, 2009 and September 30, 2008, cash of approximately $63.0 million and $185.7 million was held off-balance sheet in agency or trust for investors and the affiliated mutual funds.

At March 31, 2009, there were no changes in other commitments and contingencies that would have a material effect on commitments and contingencies reported in the Company’s Form 10-K for fiscal year 2008.

Note 12 - Stock-Based Compensation

The Company’s stock-based compensation plans include the Amended and Restated Annual Incentive Plan (the “AIP”) and the 2002 Universal Stock Incentive Plan, as amended and restated (the “USIP”). Under the terms of the AIP, eligible employees may receive cash, equity awards, and/or cash-settled equity awards generally based on the performance of the Company, its funds and the individual employee. The USIP provides for the issuance of up to 30.0 million shares of the Company’s common stock for various stock-related awards to officers, directors, and employees. At March 31, 2009, approximately 4.1 million shares were available for grant under the USIP. In addition to stock awards and stock unit awards, the Company may award options and other forms of stock-based compensation to officers, directors, and employees under the USIP. The Compensation Committee of the Board of Directors determines the terms and conditions of awards under the AIP and the USIP. Compensation expense for these plans is recognized in accordance with FASB Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”).

Stock Options

The following table summarizes stock option activity:

(in thousands, except weighted-average exercise price)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2008	3,381	$37.84	3.6	$170,031
Exercised	(268)	36.27	2.5
Cancelled/expired	(37)	36.32	3.0

Outstanding and Exercisable at March 31, 2009	3,076	$38.00	3.2	$48,813

Stock option awards outstanding under the USIP generally have been granted at prices that are either equal to or above the market value of the underlying shares of the Company’s common stock on the date of grant, generally vest over three years and expire no later than ten years after the grant date. No stock option awards have been granted under the USIP since November 2004. All stock options were fully vested and all related compensation cost was recognized prior to fiscal year 2008.

Stock Awards and Stock Unit Awards

The fair value of stock awards and stock unit awards granted under the USIP is estimated on the date of grant based on the market price of the underlying shares of the Company’s common stock and is amortized to compensation expense on a straight-line basis over the related vesting period, which is generally three to four years. The total number of stock awards and stock unit awards expected to vest is adjusted for estimated forfeitures.

Total unrecognized compensation cost related to nonvested stock awards and stock unit awards, net of estimated forfeitures, was $107.1 million at March 31, 2009. This cost is expected to be recognized over a remaining weighted-average vesting period of 1.9 years.

The following is a summary of nonvested stock award and stock unit award activity:

(shares in thousands)	Shares	Weighted- Average Grant- Date Fair Value per Share
Nonvested balance at September 30, 2008	919	$116.12
Granted	1,012	68.38
Vested	(4)	61.12
Forfeited/cancelled	(49)	98.05

Nonvested Balance at March 31, 2009	1,878	$90.99

The stock awards generally entitle holders to the right to sell the underlying shares of the Company’s common stock once the awards vest. Stock unit awards generally entitle holders to receive the underlying shares of common stock once the awards vest. In addition, certain performance-based stock awards have been granted to the Chief Executive Officer. The total number of shares ultimately received by the Chief Executive Officer depends on the Company’s performance against specified performance goals and is subject to vesting provisions. At March 31, 2009, the balance of nonvested shares granted to the Chief Executive Officer and subject to vesting upon the achievement of prior years’ performance goals, set or determined in prior years, was 12.3 thousand and had a weighted-average grant-date fair value of $121.76 per share.

Employee Stock Investment Plan

The amended and restated Franklin Resources, Inc. 1998 Employee Stock Investment Plan (the “ESIP”), allows eligible participants to buy shares of the Company’s common stock at a discount of its market value on defined dates. The Compensation Committee and the Board of Directors determine the terms and conditions of awards under the ESIP. A total of 291.7 thousand shares were issued under the ESIP during the three and six months ended March 31, 2009. At March 31, 2009, approximately 3.3 million shares were reserved for future issuance under this plan.

Effective August 1, 2008, the terms of the ESIP were amended to allow eligible participants to buy shares of the Company’s common stock at 85% of its market value on defined dates and the Company’s discretionary match was discontinued with respect to shares purchased under the plan on or after such date.

All Stock-Based Plan Arrangements

Total stock-based compensation costs of $21.1 million and $39.8 million were recognized in the condensed consolidated statements of income for the three and six months ended March 31, 2009, and $20.3 million and $36.6 million for the three and six months ended March 31, 2008.

Cash received from stock option exercises was $6.8 million and $9.9 million for the three and six months ended March 31, 2009, and $2.5 million and $5.0 million for the three and six months ended March 31, 2008. The income tax benefits realized from all stock-based arrangements totaled $0.4 million and $2.7 million for the three and six months ended March 31, 2009, and $0.3 million and $32.2 million for the three and six months ended March 31, 2008. These amounts included income tax benefits from stock option exercises of $0.3 million and $3.7 million for the three and six months ended March 31, 2009, and $0.3 million and $16.9 million for the three and six months ended March 31, 2008.

The Company generally does not repurchase shares upon share option exercise or vesting of stock awards and stock unit awards. However, in order to pay taxes due in connection with the vesting of employee and executive officer stock awards and stock unit awards under the USIP and in connection with the remaining discretionary matches under the ESIP, shares are repurchased using a net stock issuance method.

Note 13 - Common Stock Repurchases

During the three and six months ended March 31, 2009, the Company repurchased 1.4 million and 2.1 million shares of its common stock at a cost of $68.3 million and $109.0 million. The common stock repurchases made as of March 31, 2009 reduced capital in excess of par value to nil and the excess amount was recognized as a reduction to retained earnings. At March 31, 2009, approximately 12.9 million shares of common stock remained available for repurchase under the stock repurchase program. During the three and six months ended March 31, 2008, the Company repurchased 3.6 million and 10.1 million shares of its common stock at a cost of $360.9 million and $1,141.4 million. The stock repurchase program is not subject to an expiration date.

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

The Company’s secondary business activity and operating segment is banking/finance. The banking/finance segment offers selected retail banking and consumer lending services and private banking services to high net-worth clients. Consumer lending and retail banking activities include automobile lending services related to the purchase, securitization, and servicing of retail installment sales contracts originated by independent automobile dealerships, consumer credit and debit cards, real estate equity lines, home equity/mortgage lending, and other consumer lending.

Financial information for the two operating segments is presented in the table below. Inter-segment transactions are immaterial and excluded from segment income (loss) and assets. Operating revenues of the banking/finance segment are reported net of interest expense and the provision for loan losses.

(in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Operating Revenues
Investment management and related services	$927,920	$1,495,231	$1,903,879	$3,167,949
Banking/finance	(15,648)	8,461	(22,277)	21,334

Total	$912,272	$1,503,692	$1,881,602	$3,189,283

Income (Loss) Before Taxes
Investment management and related services	$225,169	$519,632	$445,000	$1,224,289
Banking/finance	(47,204)	(164)	(81,364)	4,659

Total	$177,965	$519,468	$363,636	$1,228,948

Operating revenues of the banking/finance operating segment included above were as follows:

(in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Interest and fees on loans	$4,345	$17,264	$10,398	$32,917
Interest and dividends on investment securities	3,469	4,522	10,445	9,958

Total interest income	7,814	21,786	20,843	42,875

Interest on deposits	(1,567)	(2,131)	(3,325)	(5,230)
Interest on short-term debt	(100)	(12,359)	(871)	(19,886)
Interest on long-term debt	(419)	—	(829)	—

Total interest expense	(2,086)	(14,490)	(5,025)	(25,116)

Net interest income	5,728	7,296	15,818	17,759
Unrealized losses on trading investments, net	(25,962)	(603)	(43,665)	(937)
Other income	5,681	5,192	10,767	10,542
Provision for loan losses	(1,095)	(3,424)	(5,197)	(6,030)

Total	$(15,648)	$8,461	$(22,277)	$21,334

Operating segment assets were as follows:

(in thousands)	March 31, 2009	September 30, 2008
Investment management and related services	$7,795,437	$8,115,141
Banking/finance	1,034,999	1,061,379

Total	$8,830,436	$9,176,520

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain a minimum Tier 1 capital and Tier 1 leverage ratio (as defined in the regulations), as well as minimum Tier 1 and Total risk-based capital ratios (as defined in the regulations). Based on the calculations as of March 31, 2009 and September 30, 2008, the Company exceeded the applicable capital adequacy requirements as listed below.

(dollar amounts in thousands)	March 31, 2009	September 30, 2008	Capital Adequacy Minimum
Tier 1 capital	$5,012,446	$5,108,763	N/A
Total risk-based capital	5,020,687	5,115,055	N/A
Tier 1 leverage ratio	73%	71%	4%
Tier 1 risk-based capital ratio	99%	101%	4%
Total risk-based capital ratio	99%	101%	8%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In this section, we discuss and analyze the results of operations and financial condition of the Company. In addition to historical information, we also make statements relating to the future, called “forward-looking” statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will”, “may”, “could”, “expect”, “believe”, “anticipate”, “intend”, or other similar words. Moreover, statements that speculate about future events are forward-looking statements. These forward-looking statements involve a number of known and unknown risks, uncertainties and other important factors that could cause the actual results and outcomes to differ materially from any future results or outcomes expressed or implied by such forward-looking statements. You should carefully review the Risk Factors section set forth below and in any more recent filings with the SEC, each of which describes these risks, uncertainties and other important factors in more detail. While forward-looking statements are our best prediction at the time that they are made, you should not rely on them. If a circumstance occurs after the date of this Form 10-Q that causes any of our forward-looking statements to be inaccurate, we do not have an obligation, and we undertake no obligation, to announce publicly the change to our expectations, or to make any revisions to our forward-looking statements, unless required by law.

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

We offer a broad range of sponsored investment products under equity, hybrid, fixed-income and cash management categories that meet a wide variety of specific investment needs of individual and institutional investors.

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

During the three and six months ended March 31, 2009, the global financial crisis continued and the economy remained in a recession. The ongoing turmoil in the global financial markets, evidenced by 12% and 11% decreases in the MSCI World and S&P 500 indexes during the quarter and a 31% decrease in both indexes during the six months ended March 31, 2009, has impacted the entire asset management industry. The unprecedented downturn in the markets has significantly affected our assets under management, fee revenues and non-operating income, all of which decreased sharply during the three and six months ended March 31, 2009. We expect that the market conditions will continue to put pressure on our financial results throughout fiscal year 2009.

There have recently been some signs of improving credit conditions within the capital markets, including improved credit availability and tightening of credit spreads. Governments and central banks around the world have been focused on improving liquidity in the capital markets. In January 2009, the U.S. government announced the largest economic stimulus package in history. In April 2009, the G-20 countries met in a summit to address the economic crisis and have decided to coordinate their actions to support the global economy. Our business may benefit from these efforts to the extent they are successful.

Our total assets under management at March 31, 2009 were $391.1 billion, 6% lower than they were at December 31, 2008, 23% below the level at September 30, 2008 and 34% below the level at March 31, 2008. Simple monthly average assets under management for the three and six months ended March 31, 2009 decreased 35% and 34% from the same periods in the prior fiscal year. Market depreciation of $19.0 billion and $90.0 billion during the three and six months ended March 31, 2009 accounted for 76% and 77% of the decreases in total assets under management. Long-term sales activity continued to slow and long-term redemptions remained at elevated levels during the three and six months ended March 31, 2009 as investor demand continued to shift to lower risk investments, resulting in negative net flows of $3.6 billion and $14.7 billion.

We have taken steps to manage our business and our cost structure to respond to the market conditions and resulting decrease in revenue, including reducing expenditures in areas such as travel and entertainment, advertising, and contractor and professional fees, and deferring non-business critical initiatives and hiring. During fiscal year 2009, we have also announced reductions to our global workforce of approximately 10%, of which approximately 2% was announced during the three months ended December 31, 2008 and additional announcements totaling approximately 8% occurred during the three months ended March 31, 2009. The severance costs related to the announced reductions to our workforce amounted to $25.5 million and $36.7 million for the three and six months ended March 31, 2009. In addition, we did not provide annual merit salary increases. We are continuing to assess and implement cost reduction measures as we adapt to the unprecedented changes affecting our industry.

Challenging market conditions remain in the forecast for the foreseeable future. As we confront the challenges of this economic environment, we expect to continue to focus on the investment performance of our sponsored investment products and to provide high quality customer service to our clients. While we are focused on reducing costs, we will also seek to attract, retain and develop employees and invest strategically in systems and technology that will provide secure, stable environments and economies of scale. We will continue to protect and further our brand recognition while developing and maintaining broker/dealer and client relationships. The success of these and other strategies may be influenced by the factors discussed in the Risk Factors section set forth below.

RESULTS OF OPERATIONS

(dollar amounts in millions, except per share data)	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2009	2008		2009	2008
Operating Income	$223.3	$519.1	(57)%	$491.7	$1,154.8	(57)%
Net Income	110.8	366.1	(70)%	231.7	884.4	(74)%
Earnings Per Share
Basic	$0.48	$1.55	(69)%	$1.00	$3.70	(73)%
Diluted	0.48	1.54	(69)%	1.00	3.67	(73)%
Operating Margin[1]	24%	35%		26%	36%

[1]	Defined as operating income divided by total operating revenues.

Operating income decreased 57% during the three and six months ended March 31, 2009 as compared to the same periods in the prior fiscal year. Adverse market conditions led to 39% and 41% decreases in operating revenues as we experienced 35% and 34% decreases in our simple monthly average assets under management and a higher proportion of fixed-income assets under management during these periods. As described above, we have taken actions to reduce our operating expenses in response to the market conditions and resulting revenue decreases, contributing to 30% and 32% decreases in operating expenses for the three and six months ended March 31, 2009, as compared to the same periods in the prior fiscal year.

Net income decreased 70% and 74% for the three and six months ended March 31, 2009, resulting from $295.8 million and $663.1 million declines in operating income and $45.8 million and $202.2 million declines in non-operating income. Other income (expenses), net was significantly impacted by lower investment valuations during both periods, resulting in losses of $45.4 million and $128.1 million as compared to income of $0.4 million and $74.1 million in the same periods in the prior fiscal year. Non-operating losses for the three months ended March 31, 2009 resulted primarily from net losses on our trading investments, other-than-temporary impairments in fair value of our available-for-sale investments and net losses from equity method investees resulting from the investees’ investment losses, partially offset by a decrease in net losses from our consolidated investment products. Net losses from equity method investees, other-than-temporary impairments of our available-for-sale investments, net losses on our trading investments and lower interest income were the primary causes of the non-operating losses in the six months ended March 31, 2009.

ASSETS UNDER MANAGEMENT

Assets under management by investment objective were as follows:

(dollar amounts in billions)	March 31, 2009	March 31, 2008	Percent Change
Equity
Global/international	$124.7	$243.4	(49)%
Domestic (U.S.)	48.5	84.8	(43)%

Total equity	173.2	328.2	(47)%

Hybrid	75.0	109.8	(32)%
Fixed-Income
Tax-free	59.3	59.6	(1)%
Taxable
Global/international	43.0	54.5	(21)%
Domestic (U.S.)	32.5	31.5	3%

Total fixed-income	134.8	145.6	(7)%
Cash Management[1]	8.1	7.5	8%

Total	$391.1	$591.1	(34)%

Simple Monthly Average for the Three-Month Period[2]	$396.6	$610.2	(35)%

Simple Monthly Average for the Six-Month Period[2]	$417.9	$629.0	(34)%

[1]	Includes both U.S.-registered money market funds and foreign funds with similar investment objectives.
[2]	Investment management fees from approximately 50% of our assets under management at March 31, 2009 were calculated using daily average assets under management.

Assets under management at March 31, 2009 were 34% lower than they were at March 31, 2008, primarily due to market depreciation of $164.9 billion and negative net flows of $31.1 billion during the twelve-month period. The reductions occurred predominantly in equity products as market volatility led to significant valuation decreases and a shift in investor demand to lower risk investments. Simple monthly average assets under management, which are generally more indicative of trends in revenue for providing investment management and fund administration services than the year over year change in ending assets under management, decreased by 35% and 34% during the three and six months ended March 31, 2009, as compared to the same periods in the prior fiscal year.

The simple monthly average mix of assets under management is shown below. The change in mix for the six months ended March 31, 2009 as compared to the same period in the prior fiscal year reflects an investor shift to lower risk investments during the prior twelve months.

	Six Months Ended March 31,
	2009	2008
Equity	47%	59%
Hybrid	19%	18%
Fixed-income	32%	22%
Cash management	2%	1%

Total	100%	100%

Assets under management by sales region were as follows:

(dollar amounts in billions)	March 31, 2009	Percent of Total	March 31, 2008	Percent of Total
United States	$297.5	76%	$438.6	74%
Europe[1]	37.2	9%	62.1	11%
Asia-Pacific[2]	34.2	9%	47.7	8%
Canada	22.2	6%	42.7	7%

Total	$391.1	100%	$591.1	100%

[1]	Europe sales region includes Middle East and Africa.
[2]	Asia-Pacific sales region includes Latin America.

As shown in the table above, approximately 76% of our assets under management at March 31, 2009 originated from our U.S. sales region. In addition, approximately 71% and 70% of our operating revenues originated from our U.S. operations in the three and six months ended March 31, 2009. Due to the global nature of our business operations, investment management and related services may be performed in locations unrelated to the sales region.

Components of the change in our assets under management were as follows:

(dollar amounts in billions)	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2009	2008		2009	2008
Beginning assets under management	$416.2	$643.7	(35)%	$507.3	$645.9	(21)%
Long-term sales	19.8	41.1	(52)%	47.6	88.7	(46)%
Long-term redemptions	(24.8)	(47.7)	(48)%	(69.9)	(90.3)	(23)%
Net cash management	(0.5)	0.5	NM	(1.4)	0.1	NM

Net new flows	(5.5)	(6.1)	(10)%	(23.7)	(1.5)	NM
Reinvested distributions	1.9	2.2	(14)%	9.0	21.7	(59)%

Net flows	(3.6)	(3.9)	(8)%	(14.7)	20.2	NM
Distributions	(2.5)	(3.4)	(26)%	(11.5)	(26.5)	(57)%
Depreciation and other	(19.0)	(45.3)	(58)%	(90.0)	(48.5)	86%

Ending Assets Under Management	$391.1	$591.1	(34)%	$391.1	$591.1	(34)%

Assets under management decreased during the three and six months ended March 31, 2009 as the ongoing market downturn continued and asset values eroded, resulting in $19.0 billion and $90.0 billion of depreciation in our products. Long-term sales continued to slow and long-term redemptions remained at elevated levels during the three and six months ended March 31, 2009, resulting in negative net flows of $5.5 billion and $23.7 billion for the periods. The market depreciation and net outflows predominantly resulted from our equity products.

Investment Management Fee Rate

For the six months ended March 31, 2009, our effective investment management fee rate (investment management fees divided by simple monthly average assets under management) decreased to 0.552% from 0.616% for the six months ended March 31, 2008. The decrease was primarily due to a shift in the mix of assets under management from equity products towards fixed-income products. This shift mainly resulted from depreciation and net outflows of equity products during the twelve months ended March 31, 2009. Generally, investment management fees earned on equity products are higher than fees earned on fixed-income products.

OPERATING REVENUES

The table below presents the percentage change in each revenue category.

(dollar amounts in millions)	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2009	2008		2009	2008
Investment management fees	$552.9	$916.0	(40)%	$1,153.2	$1,936.3	(40)%
Underwriting and distribution fees	304.7	499.5	(39)%	609.6	1,073.3	(43)%
Shareholder servicing fees	66.5	73.4	(9)%	132.9	146.6	(9)%
Consolidated sponsored investment products income, net	1.8	3.8	(53)%	3.6	6.7	(46)%
Other, net	(13.6)	11.0	NM	(17.7)	26.4	NM

Total Operating Revenues	$912.3	$1,503.7	(39)%	$1,881.6	$3,189.3	(41)%

Investment Management Fees

Investment management fees are generally calculated under contractual arrangements with our sponsored investment products as a percentage of the market value of assets under management. Annual rates vary by investment objective and type of services provided.

Investment management fees decreased for the three and six months ended March 31, 2009 primarily due to 35% and 34% decreases in simple monthly average assets under management. The decreases were also impacted by lower effective management fee rates during both periods, resulting from higher mixes of fixed-income assets, which generally carry lower investment management fees. The lower level of assets under management at period end will lead to further reductions in management fees in future periods, which will also be affected by future changes in asset flows and mix.

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

Underwriting and distribution fees decreased for the three and six months ended March 31, 2009. Underwriting fees decreased 40% and 50% for the three and six months ended March 31, 2009 primarily due to 37% and 39% decreases in gross commissionable sales combined with a shift in sales from equity products to fixed-income products, which typically generate lower underwriting fees. Distribution fees decreased 39% and 40% for the three and six months ended March 31, 2009 primarily due to 35% and 34% decreases in simple monthly average assets under management and a shift in simple monthly average mix of assets under management from equity products to fixed-income products. Distribution fees are generally higher for equity products, as compared to fixed-income products.

Shareholder Servicing Fees

Shareholder servicing fees are generally fixed charges per shareholder account that vary with the particular type of fund and the service being rendered. In some instances, sponsored investment products are charged these fees based on the level of assets under management. We receive fees as compensation for providing transfer agency services, which include providing customer statements, transaction processing, customer service and tax reporting. In the United States, transfer agency service agreements provide that accounts closed in a calendar year generally remain billable at a reduced rate through the second quarter of the following calendar year. In Canada, such agreements provide that accounts closed in the calendar year remain billable for four months after the end of the calendar year. Accordingly, the level of fees will vary with the change in open accounts and the level of closed accounts that remain billable.

Shareholder servicing fees decreased for the three and six months ended March 31, 2009 primarily due to an unfavorable currency impact and 2% and 1% decreases in simple monthly average billable shareholder accounts. The unfavorable currency impact mainly resulted from a 19% decrease in value of the Canadian dollar against the U.S. dollar during both periods. The account decreases were predominantly related to shareholder accounts originated in Canada and the United States, which are generally billable at higher rates than in other regions.

Consolidated Sponsored Investment Products Income, Net

Consolidated sponsored investment products income, net reflects the net investment income, including dividend and interest income, of sponsored investment products that we consolidate in our financial statements.

Consolidated sponsored investment products income, net decreased for the three and six months ended March 31, 2009. The decreases reflect lower investment performance and net asset balances of the specific sponsored investment products that we consolidated during each period.

Other, Net

Other, net revenue primarily consists of revenues from the banking/finance segment as well as income from custody services. Banking/finance revenues include interest income on loans, servicing income, and realized and unrealized gains (losses) on residual interests from securitization transactions, and are reduced by interest expense and the provision for loan losses.

Other, net revenue decreased for the three and six months ended March 31, 2009 primarily due to $26.0 million and $43.7 million declines in the fair value of the residual interests from securitization transactions.

OPERATING EXPENSES

The table below presents the percentage change in each expense category.

(dollar amounts in millions)	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2009	2008		2009	2008
Underwriting and distribution	$293.5	$485.6	(40)%	$583.1	$1,038.2	(44)%
Compensation and benefits	236.7	280.6	(16)%	480.8	560.9	(14)%
Information systems, technology and occupancy	65.4	79.9	(18)%	134.0	159.5	(16)%
Advertising and promotion	26.7	47.4	(44)%	50.9	94.0	(46)%
Amortization of deferred sales commissions	33.8	43.3	(22)%	70.4	87.9	(20)%
Other	32.9	47.8	(31)%	70.7	94.0	(25)%

Total Operating Expenses	$689.0	$984.6	(30)%	$1,389.9	$2,034.5	(32)%

Underwriting and Distribution

Underwriting and distribution expenses include payments to financial advisers and other third parties for providing sales, marketing and distribution services to investors in our sponsored investment products. The decreases in underwriting and distribution expenses for the three and six months ended March 31, 2009 were consistent with the 39% and 40% decreases in underwriting and distribution revenues during the same periods.

Compensation and Benefits

Compensation and benefit expenses decreased for the three and six months ended March 31, 2009 primarily due to declines in variable compensation and salaries, wages and benefits. Variable compensation decreased $33.9 million and $59.2 million. Salaries, wages and benefits decreased $35.5 million and $57.6 million, mainly resulting from lower staffing levels, a favorable currency impact and lower market-based compensation costs. The decreases in both periods were partially offset by severance costs of $25.5 million and $36.7 million related to global workforce reductions announced during the current fiscal year. We announced a reduction of approximately 2% in October 2008 and further reductions of approximately 4% each in both January and March 2009.

The decreased expenses during the three and six months ended March 31, 2009 reflect in part some of the actions we have taken to contain costs, including reducing variable compensation and not providing annual merit salary increases. We expect further decreases to compensation and benefit expenses in future periods as a result of the reductions to our global workforce announced during the most recent quarter. As of March 31, 2009, we had approximately 8,200 employees, a decrease from approximately 8,900 at March 31, 2008. We expect a further reduction to our workforce of approximately 300 employees as a result of the announcements made during the first two quarters of fiscal year 2009.

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

Information Systems, Technology and Occupancy

Information systems, technology and occupancy costs decreased for the three and six months ended March 31, 2009 primarily due to lower costs incurred for external data services, technology consulting, occupancy and technology supplies. The lower costs resulted in part from our cost reduction efforts to defer non-business critical initiatives and to reduce expenditures for contractors and professional fees.

Details of capitalized information systems and technology costs, which exclude occupancy costs, are shown below.

(in millions)	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Net carrying value at beginning of period	$73.9	$63.4	$66.5	$61.6
Additions during period, net of disposals and other adjustments	2.1	7.0	17.4	15.5
Amortization during period	(8.1)	(6.8)	(16.0)	(13.5)

Net Carrying Value at End of Period	$67.9	$63.6	$67.9	$63.6

Advertising and Promotion

Advertising and promotion expenses decreased for the three months ended March 31, 2009 primarily due to a $6.7 million decrease in advertising expenses, as well as lower marketing support payments, sales promotion and travel expenses, most of which resulted from our global cost reduction initiatives.

Advertising and promotion expenses decreased for the six months ended March 31, 2009 primarily due to an $18.1 decrease in marketing support payments to intermediaries, resulting from lower product sales and assets under management. Also contributing to the decrease were lower advertising, sales promotions and travel expenses primarily as a result of our global cost reduction initiatives. Typically, our advertising expenses are lower in the first half of our fiscal year.

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

Amortization of deferred sales commissions decreased for the three and six months ended March 31, 2009 mainly due to lower product sales with up-front commissions, primarily related to U.S. funds.

Other Operating Expenses

Other operating expenses primarily consist of professional fees, fund administration services and shareholder servicing fees payable to external parties, corporate travel and entertainment, and other miscellaneous expenses.

Other operating expenses decreased for the three and six months ended March 31, 2009 primarily due to $6.5 million and $11.1 million declines in fund administration services and shareholder servicing fees payable to external parties, which resulted from lower average assets under management, and $4.6 million and $10.8 million decreases in corporate travel and entertainment expenses resulting from our cost reduction initiatives.

Other Income (Expenses)

Other income (expenses) consisted of the following:

(in millions)	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Consolidated sponsored investment products losses, net
Realized (losses) gains, net	$(9.1)	$4.5	$(36.1)	$6.0
Unrealized losses, net	(2.0)	(30.6)	(22.4)	(33.0)
Minority interest income, net	1.8	—	12.7	—

Total	(9.3)	(26.1)	(45.8)	(27.0)

Investment and other income, net
Dividend income	8.5	10.5	20.9	28.2
Interest income	8.5	25.8	20.1	57.1
Capital gain distributions	0.1	—	14.3	5.0
Other-than-temporary impairment in fair value of available-for-sale investments	(23.8)	(5.5)	(57.7)	(5.7)
Realized (losses) gains on sale of available-for-sale investments, net	(0.2)	5.8	(12.5)	19.9
(Losses) gains on trading investments, net	(21.2)	—	(47.8)	0.8
(Losses) income from equity method investees	(11.0)	7.6	(36.5)	24.4
Foreign currency exchange gains (losses), net	3.8	(4.1)	16.3	(5.7)
Other, net	1.3	(7.7)	3.9	(10.9)

Total	(34.0)	32.4	(79.0)	113.1
Interest expense	(2.1)	(5.9)	(3.3)	(12.0)

Other (expenses) income, net	$(45.4)	$0.4	$(128.1)	$74.1

Other income (expenses) decreased significantly to net loss positions for the three and six months ended March 31, 2009, as compared to net income positions in the same periods in the prior fiscal year, primarily due to lower investment valuations during the current fiscal year. The significant market downturn resulted in other-than-temporary impairments in fair value of our available-for-sale investments and in net losses on trading investments and our consolidated sponsored investment products. We also incurred losses from equity method investees resulting from the investees’ investment losses. Interest income also decreased as a result of lower yields during the first two quarters of fiscal year 2009. The more favorable market environment during the three and six months ended March 2008 resulted in net investment gains in those periods.

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

Our effective income tax rates were 37.74% and 36.28% for the three and six months ended March 31, 2009, as compared to 29.52% and 28.04% for the same periods in the prior fiscal year. The increases were primarily due to shifts in the mix of pre-tax income from lower tax jurisdictions to higher tax jurisdictions and the foreign income inclusions, net of foreign tax credits, which decreased at a lower rate than our pre-tax income. The effective income tax rate for future reporting periods will continue to reflect the relative contributions of non-U.S. earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key financial data relating to our liquidity, capital resources and uses of capital.

(in millions)	March 31, 2009	September 30, 2008
Balance Sheet Data
Assets
Liquid assets	$5,283.3	$5,443.6
Cash and cash equivalents	2,444.3	2,527.6
Liabilities
Debt
Commercial paper	$25.0	$13.3
Variable funding notes	—	28.6
Federal Home Loan Bank advances	112.0	109.0
Long-term debt	94.7	118.4

Total debt	$231.7	$269.3

(in millions)	Six Months Ended March 31,
	2009	2008
Cash Flow Data
Operating cash flows	$246.6	$477.1
Investing cash flows	(182.0)	(32.6)
Financing cash flows	(92.0)	(362.9)

Liquidity

Liquid assets consist of cash and cash equivalents, current receivables, and current and certain other investments (trading, available-for-sale and other). Cash and cash equivalents include cash on hand, demand deposits with banks, federal funds sold, time deposits, U.S. Treasury bills and debt instruments with maturities of three months or less at the purchase date and other highly liquid investments, including money market funds, which are readily convertible into cash. There was a decrease in cash and cash equivalents from September 30, 2008 to March 31, 2009 primarily due to net cash used in investing and financing activities. At March 31, 2009, the percentages of cash and cash equivalents held by our U.S. and non-U.S. operations were approximately 54% and 46%, as compared to approximately 51% and 49% at September 30, 2008. The percentages of cash and cash equivalents held by our U.S. operations increased primarily due to dividends received from our foreign subsidiaries, which was partially offset by purchases of investments.

The decrease in total debt outstanding during the six months ended March 31, 2009 primarily relates to repayments of variable funding notes and amortization of long-term debt, partially offset by issuances of commercial paper and new Federal Home Loan Bank advances (the “FHLB advances”).

We experienced a decrease in net cash provided by operating activities during the six months ended March 31, 2009, as compared to the same period in the prior fiscal year, primarily due to a decrease in net income, partially offset by lower originations of loans held for sale and a lower increase in trading securities, net. Net cash used in investing activities increased during the six months ended March 31, 2009 mainly due to an increase in purchases of investments, partially offset by an increase in liquidations of investments and a decrease in loans receivable. Net cash used in financing activities decreased during the six months ended March 31, 2009 primarily due to a decrease in common stock repurchases, partially offset by a decrease in proceeds from issuance of debt, an increase in payments on debt and a decrease in minority interest cash receipts in our consolidated sponsored investment products.

Capital Resources

During the six months ended March 31, 2009, we experienced a significant reduction in operating revenues primarily resulting from lower assets under management due to decreased market valuations and customer redemptions. Despite this reduction and current market credit and liquidity conditions, we believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets, continuing cash flows from operations, borrowing capacity under current credit facilities and the ability to issue debt or equity securities.

At March 31, 2009, our current debt consisted of commercial paper with a total face value of $25.0 million that was issued at a weighted-average annualized interest rate of 0.40% and matured in April 2009.

The banking/finance segment has financed its automobile lending business primarily through FHLB advances, securitizations and the issuance of variable funding notes under one-year revolving variable funding note warehouse credit facilities. We terminated the warehouse credit facilities in November 2008 and do not currently intend to replace them. The variable funding notes issued under these facilities were secured by cash and a pool of automobile loans that were expected to meet certain eligibility requirements.

At March 31, 2009, our banking/finance segment had $112.0 million of total outstanding FHLB advances. Approximately $55.0 million of these advances mature by March 31, 2010, while the remaining $57.0 million mature from April 2010 through January 2039. These advances had a weighted-average interest rate of 1.84% at March 31, 2009 and are subject to collateralization requirements.

At March 31, 2009, we had $420.0 million in short-term revolving credit facility available under a five-year credit agreement with certain banks and financial institutions expiring on June 9, 2010, $475.0 million of short-term commercial paper remaining available for issuance under an uncommitted $500.0 million private placement program, and $11.9 million available in uncommitted short-term bank lines of credit. The revolving credit facility supports certain of our commercial paper borrowing arrangements and is subject to various financial covenants, including, but not limited to, minimum requirements related to our interest coverage ratio and maintenance of working capital as well as limitations on our capitalization ratio, indebtedness, investments and liens. Interest rates on loans under the revolving credit facility are determined at the time of issuance and depend on the type of loan issued. As of March 31, 2009, there were no amounts outstanding under the revolving credit facility and we were in compliance with the financial covenants related to this facility. In addition, at March 31, 2009, the banking/finance segment had $295.0 million available in uncommitted short-term bank lines of credit under the Federal Reserve Funds system, $269.6 million available in secured Federal Reserve Bank short-term discount window and $18.5 million available in secured Federal Home Loan Bank short-term borrowing capacity.

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

We continue to look for opportunities to control our costs and expand our global presence. In this regard, in fiscal year 2005 we entered into a commitment to acquire land and build a campus in Hyderabad, India, to establish support services for several of our global functions. We inaugurated the opening of the campus in January 2007 and completed the construction in March 2009. There were no further financial commitments relating to the construction of the campus at March 31, 2009.

On March 11, 2009, our Board of Directors declared a regular quarterly cash dividend of $0.21 per share payable on April 14, 2009 to stockholders of record on March 31, 2009.

We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is effected through regular open-market purchases and private transactions in accordance with applicable laws and regulations. During the three and six months ended March 31, 2009, we repurchased 1.4 million and 2.1 million shares of our common stock at a cost of $68.3 million and $109.0 million. The common stock repurchases made as of March 31, 2009 reduced our capital in excess of par value to nil and the excess amount was recognized as a reduction to retained earnings. In March 2009, our Board of Directors authorized the Company to purchase, from time to time, up to an aggregate of 10.0 million shares of its common stock in addition to any remaining shares then available pursuant to the prior existing authorization of our Board of Directors. At March 31, 2009, approximately 12.9 million shares of our common stock remained available for repurchase under our stock repurchase program. Our stock repurchase program is not subject to an expiration date.

The funds that we manage have their own resources available for purposes of providing liquidity to meet shareholder redemptions, including securities which can be sold or provided to investors as in-kind redemptions, and lines of credit. While we have no contractual obligation to do so, we may voluntarily elect to provide the funds with direct or indirect financial support based on our business objectives. During October and November 2008 we invested $140.0 million in shares of one of our funds in India in response to unprecedented levels of fund redemptions. By December 2008 the fund’s liquidity position had improved and we redeemed $50.0 million of our investment. We redeemed the balance of our investment in March 2009.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Our contractual obligations are summarized in our Form 10-K for the fiscal year ended September 30, 2008. At March 31, 2009, there were no material changes outside the ordinary course in our contractual obligations from September 30, 2008.

The Company is obligated to cover shortfalls for automobile loan securitization trusts that are structured as qualified special purpose entities in amounts due to holders of asset-backed securities up to certain levels. At March 31, 2009 and September 30, 2008, the maximum potential amounts of future payments related to these guarantees were $9.3 million and $49.0 million. The fair value of the guarantees was recognized as banking/finance liabilities in the condensed consolidated balance sheets and was not significant. During the quarter ended March 31, 2009, we increased the amount of cash on deposit by $31.9 million as a letter of credit provider for the securitization trusts no longer met an eligibility requirement of the credit enhancements. As a result, the maximum potential amounts of future payments related to the guarantees were reduced by the same amount.

At March 31, 2009, the banking/finance operating segment had issued financial standby letters of credit totaling $6.7 million on which beneficiaries would be able to draw upon in the event of non-performance by our customers, primarily in relation to lease and lien obligations of these banking customers. These standby letters of credit were secured by marketable securities with a fair value of $9.5 million at March 31, 2009.

OFF-BALANCE SHEET ARRANGEMENTS

We hold a 49% ownership interest in LFL and LAFL and we account for the ownership interest in these companies using the equity method of accounting. We record these investments at their carrying values as investments in equity method investees and other in non-current assets in our condensed consolidated balance sheets. At March 31, 2009, LFL had approximately $2.5 million in total assets and our exposure to loss related to LFL was limited to the carrying value of our investment totaling approximately $1.2 million. At March 31, 2009, LAFL had approximately $165.8 million in total assets and our maximum exposure to loss related to LAFL totaled approximately $81.2 million. The maximum exposure to loss related to LAFL is limited to the carrying value of our investment and 49% of the liabilities of LAFL. We recognized total pre-tax losses of approximately $2.2 million and $3.0 million for our share of LFL’s and LAFL’s net losses for the three and six months ended March 31, 2009. We have not provided financial or other support to LFL or LAFL during these periods. Due to our significant interest in LAFL, we continue to carry on our balance sheet the DCA generated in the United States and the financing liability for the related future revenue originally sold to LFL and transferred to LAFL by Franklin/Templeton Distributors, Inc. until these assets are amortized or sold by LAFL. Neither we nor our distribution subsidiaries retain any direct ownership interest in the future revenue sold, and, therefore, the future revenue is not available to satisfy claims of our creditors or those of our distribution subsidiaries.

Our banking/finance operating segment periodically enters into automobile loan securitization transactions with qualified special purpose entities, which then issue asset-backed securities to private investors. Our main objective in entering into these securitization transactions is to obtain financing for automobile loan activities. Securitized loans held by the securitization trusts totaled $694.5 million at March 31, 2009 and $851.8 million at September 30, 2008.

We, in our role as agent or trustee, facilitate the settlement of investor share purchase, redemption, and other transactions with affiliated mutual funds. We are appointed by the affiliated mutual funds as agent or trustee to manage, on behalf of the affiliated mutual funds, bank deposit accounts that contain only (i) cash remitted by investors to the affiliated mutual funds for the direct purchase of fund shares, or (ii) cash remitted by the affiliated mutual funds for direct delivery to the investors for either the proceeds of fund shares liquidated at the investors’ direction, or dividends and capital gains earned on fund shares. As of March 31, 2009 and September 30, 2008, we held cash of approximately $63.0 million and $185.7 million off-balance sheet in agency or trust for investors and the affiliated mutual funds.

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

Investment Securities, Trading consist primarily of securities held by consolidated sponsored investment products and the retained subordinated securities and residual interests from securitization transactions. The fair value of securities held by consolidated sponsored investment products is primarily determined using quoted market prices, or independent third-party broker or dealer price quotes. These securities are primarily classified as Level 1 or Level 2. The fair value of retained subordinated securities from securitization transactions is determined using independent third-party broker or dealer price quotes, and these securities are currently classified as Level 2. The broker or dealer price quotes are evaluated for reasonableness based upon the performance of the underlying loans and comparable transaction pricing in the securitization market. The fair value of the residual interests currently is determined using unobservable inputs and classified as Level 3, and is more fully described below.

Investment Securities, Available-for-Sale consist primarily of non-consolidated sponsored investment products and debt securities including U.S. government-sponsored enterprise obligations, securities of U.S. states and political subdivisions, and securities of the U.S. Treasury and federal agencies. The fair value of non-consolidated sponsored investment products is generally determined based on the published net asset values of the sponsored investment products, and they are classified as Level 1. The fair value of the debt securities is determined using quoted market prices or independent third-party broker or dealer price quotes, which are evaluated for reasonableness, and they are generally classified as Level 2.

At March 31, 2009, Level 3 assets represented approximately 2.7% of total assets measured at fair value, and Level 3 liabilities measured at fair value were insignificant. There were immaterial transfers into Level 3 during the three months ended March 31, 2009. The following is a description of the Level 3 assets measured at fair value and the fair value methodologies used.

Residual interests from securitization transactions consist of an interest-only strip receivable and cash on deposit. The residual interests, which are classified as trading investment securities, are backed by prime, non-prime and sub-prime automobile loans issued from March 1999 to April 2008. The fair value of the residual interests is estimated using discounted cash flow analyses. Key inputs to the analysis include the excess cash flow discount rate, cumulative life loss rate, expected weighted-average life and prepayment speed assumption. We develop our key inputs using our actual portfolio experience and recent market activity for similar transactions. The residual interests are currently classified as Level 3 as at least one of the significant inputs used in the fair valuation is not observable because recent economic events have significantly reduced the number of comparable securitization transactions. During the three and six months ended March 31, 2009, we recognized $26.0 million and $43.7 million write-downs to the residual interests primarily as a result of an increase in the excess cash flow discount rate from 19.8% at September 30, 2008 to 23.6% at March 31, 2009 to reflect the liquidity premium in the market. We also increased the cumulative life loss rate assumption from a range of 2.1% to 5.7% at September 30, 2008 to a range of 2.4% to 9.9% at March 31, 2009 to reflect an increase in experienced and expected losses. This resulted in an increase in the weighted-average assumption for the cumulative life loss rate from 4.2% at September 30, 2008 to 6.9% at March 31, 2009. The key assumptions and the sensitivity of the fair value of the residual interests to an immediate adverse change in those assumptions are shown in Note 8 – Securitization of Loans Held for Sale to the condensed consolidated financial statements in Part I, Financial Statements of this Form 10-Q.

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

Collateralized debt obligations (“CDOs”), which are classified as available-for-sale securities, are highly illiquid, and observable inputs are currently not available. The fair values of CDOs are derived from market-standard models to estimate the cash flows using key inputs which include discount rates for each credit rating, collateral type, and other relevant contractual features. CDOs are classified as Level 3 because at least one of the significant inputs used in determining the fair value is not observable.

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

While we believe the valuation methodologies described above are appropriate, the use of different methodologies or assumptions to determine the fair value could result in a different estimate of fair value at the reporting date.

Investments are evaluated for other-than-temporary impairment in value on a periodic basis when the cost of an investment exceeds its fair value. We consider many factors, including the severity and duration of the decline in the fair value below cost, our intent and ability to hold the security for a period of time sufficient for an anticipated recovery in fair value, and the financial condition and specific events related to the issuer. When a decline in fair value of an available-for-sale security is determined to be other-than-temporary, the unrealized loss recorded net of tax in accumulated other comprehensive income is realized as a charge to earnings in the period in which the other-than-temporary decline in value is determined. While we believe that we have accurately estimated the amount of other-than-temporary decline in value in our portfolio, different assumptions could result in changes to the recorded amounts in our financial statements.

Goodwill and Other Intangible Assets

We make significant estimates and assumptions when valuing goodwill and other intangible assets in connection with the initial purchase price allocation of an acquired entity, as well as when evaluating impairment of goodwill and other intangible assets on an ongoing basis.

Goodwill is tested for impairment annually during the first fiscal quarter of the year, and when an event occurs or circumstances change that more likely than not reduce the fair value of a reporting unit below its carrying value. Our impairment test involves a two-step process. The first step requires the identification of the reporting units, and comparison of the fair value of each of these reporting units to the respective carrying value. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step is performed to compute the amount of the impairment. In the second step, the impairment is computed by comparing the implied fair value of reporting unit goodwill with the carrying value of that goodwill. We have determined that we have two reporting units, investment management and banking/finance, which are the same as our operating segments. All goodwill has been assigned to the investment management reporting unit.

Indefinite-lived intangible assets are tested for impairment annually during the first fiscal quarter of the year, and when events or changes in circumstances indicate the assets might be impaired. Impairment is indicated when the carrying value of the intangible asset exceeds its fair value.

In estimating the fair value of the reporting unit and indefinite-lived intangible assets, we use valuation techniques based on an income approach where future cash flows are discounted. Our future cash flow estimates include assumptions about revenue and assets under management growth rates, pre-tax profit margin, the average effective fee rate, the effective tax rate, and the discount rate, which is based on our weighted average cost of capital. In our view, the most relevant of these assumptions to the determination of estimated fair value are the assets under management growth rate and the discount rate.

As of October 1, 2008, we performed our annual impairment tests for goodwill and indefinite-lived intangible assets. We estimated the future cash flows using a 6.0% compounded annual growth rate of assets under management and a discount rate of 14.4%. The fair value of the investment management reporting unit exceeded its carrying value by more than 100%. The fair values of our indefinite-lived intangible assets exceeded their respective carrying values by more than 70%.

The assumptions used in our annual impairment tests for goodwill and indefinite-lived intangible assets were developed taking into account the ongoing market conditions with an expectation that the recovery in the level of assets under management may take longer than has been historically experienced in years following a severe market downturn. Therefore, the growth rate assumption used as of October 1, 2008 was lower than the historical compounded growth rates. We did not recognize any impairment because our estimates of the fair values of our reporting unit and our indefinite-lived assets exceeded their respective carrying values. A hypothetical 500 basis point decline in the assets under management growth rate or a 500 basis point increase in the discount rate would not cause either the investment management reporting unit or the management contracts to fail step one of the impairment tests for goodwill or indefinite-lived intangible assets.

We subsequently monitor the market conditions and their potential impact on the assumptions used in the annual impairment calculations of fair value to determine whether circumstances have changed that would more likely than not reduce the fair value of our reporting unit below the carrying value, or indicate that our indefinite-lived intangible assets might be impaired. We consider, among other things, changes in our assets under management and pre-tax profit margin amounts, which affect our revenue growth rate assumptions, by assessing whether these changes would impact the reasonableness of the assumptions used in our impairment test as of October 1, 2008. We also monitor fluctuations of our common stock per share price to evaluate our market capitalization relative to our reporting unit as a whole. During the six months ended March 31, 2009, there were no impairments to goodwill or indefinite-lived intangible assets as we determined no events occurred or circumstances changed that would more likely than not reduce the fair value of our reporting unit below the carrying value, or indicate that our indefinite-lived intangible assets might be impaired.

We completed our annual goodwill impairment test as of October 1 of each year since the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”. During the quarter ended March 31, 2009, we changed our annual impairment test date from October 1 to August 1 of each year. We believe the August 1 date better aligns our annual goodwill impairment test with our fourth quarter budget data developed in connection with the budgeting process that takes place in July and August. In addition, the annual impairment test would be completed during our fourth fiscal quarter using the most recent financial information such that the results would better reflect the fiscal year being reported. This change to the date of our annual goodwill impairment test constitutes a change in the method of applying an accounting principle as discussed in SFAS No. 154, “Accounting Changes and Error Corrections”. We believe that this change in accounting principle is preferable. We have filed a letter of preferability from our independent registered public accounting firm regarding this change in accounting principle as an exhibit to this Form 10-Q.

We test definite-lived intangible assets for impairment quarterly. Impairment is indicated when the carrying value of the asset is not recoverable and exceeds its fair value. In evaluating the recoverability of definite-lived intangible assets, we estimate the undiscounted future cash flows, without interest charges, to be derived from these assets. Our future undiscounted cash flow projections include assumptions about revenue and assets under management growth rates, effective fee rates, investor redemptions, pre-tax profit margin, and expected useful lives. In our view, the most relevant of these assumptions to determine future cash flows is the change in the amount of assets under management. The assumptions used in our impairment tests are developed taking into consideration the ongoing market conditions. If the carrying value of the asset is not recoverable through the related undiscounted cash flows, we measure the impairment loss based on the amount by which the carrying value of the asset exceeds its fair value. Fair value of the asset is determined by discounted cash flows or other methods as appropriate for the asset type.

As of March 31, 2009, approximately 57% of our definite-lived intangible assets related to investment management contracts of Fiduciary Trust Company International (“FTCI”) high net-worth accounts. We estimated the future undiscounted cash flows for the contracts using an assets under management growth rate of 0.3% and the future discounted cash flows using a discount rate of 15.0%. We did not recognize an impairment loss because the fair value of the contracts exceeded their carrying value. As of March 31, 2009, a decline in our assets under management of approximately 15% could cause our FTCI high net-worth management contracts to be impaired.

The undiscounted future cash flow projections for the remaining 43% of our definite-lived intangible assets exceeded their respective carrying values by more than 40%. We estimated the undiscounted future cash flows using assets under management growth rates ranging from -5.8% to 6.0%, depending on the type of management contracts. As of March 31, 2009, a decline in our assets under management of approximately 40% could cause us to evaluate whether the fair value of our other definite-lived intangible assets is below the asset carrying value.

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

Assets under management is calculated for our sponsored investment products using fair value methods derived primarily from unadjusted quoted market prices, unadjusted independent third-party broker or dealer price quotes in active markets, or adjusted market prices or price quotes. The fair values of securities for which market prices are not readily available are internally valued using various methodologies as appropriate for each security type. Securities for which market prices are not readily available generally represent a de minimus amount of our total assets under management. The pricing of the investment securities held by our sponsored investment products is governed by a global valuation and pricing policy, which defines valuation and pricing conventions for each security type, including practices for responding to unexpected or unusual market events. While the recent economic events and financial market declines have increased market price volatility, the fair value of the majority of the securities held by the funds continue to be derived from readily available market price quotations.

Income Taxes

Income taxes are provided for in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), as interpreted by FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities, computed pursuant to FIN 48 and the reported amounts in the consolidated financial statements using the statutory tax rates in effect for the year when the reported amount of the asset or liability is recovered or settled, respectively. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying values of deferred tax assets to the amount that is more likely than not to be realized. For each tax position taken or expected to be taken in a tax return, we determine whether it is more likely than not that the position will be sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. We recognize the accrual of interest on uncertain tax positions in interest expense and penalties in other operating expenses.

As a multinational corporation, we operate in various locations outside the United States and generate earnings from our non-U.S. subsidiaries. We indefinitely reinvest the undistributed earnings of our non-U.S. subsidiaries, except for Subpart F income taxed in the U.S., subject to regulatory or contractual repatriation restrictions, and the excess net earnings after debt service payments and regulatory capital requirements of our Canadian and United Kingdom consolidated subsidiaries. As a result, we have not recognized a provision for U.S. income taxes and a deferred income tax liability on $3.2 billion of cumulative undistributed foreign earnings that are indefinitely reinvested at March 31, 2009. Changes to our policy of reinvestment or repatriation of non-U.S. earnings may have a significant effect on our financial condition and results of operations.

Loss Contingencies

We are involved in various lawsuits and claims encountered in the normal course of business. When such a matter arises and periodically thereafter, we consult with our legal counsel and evaluate the merits of the claims based on the facts available at that time. In management’s opinion, an adequate accrual has been made as of March 31, 2009 to provide for probable losses that may arise from these matters for which we could reasonably estimate an amount. See also Note 11 – Commitments and Contingencies in the Notes to condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q.

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

We evaluate whether entities are VIEs and determine if we qualify as the primary beneficiary of these VIEs. Our VIEs primarily include certain sponsored investment products and certain other investment products in which we hold an equity ownership interest. Other VIEs include limited liability partnerships, limited liability companies, and joint ventures. The form of variable interests that we have in VIEs generally includes our equity ownership interest, and investment management and related service fees received from sponsored investment products. Our evaluation of whether we qualify as the primary beneficiary of VIEs is highly complex and involves significant judgments, estimates and assumptions. We generally utilize expected cash flow scenarios to determine our interest in the expected losses or residual returns of VIEs from our investment management and related service fees or equity ownership interests held.

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

Based on our evaluation, we believe we were not the primary beneficiary of VIEs and, as a result, did not consolidate these entities as of and for the three and six months ended March 31, 2009. While we believe that our evaluation was appropriate, future changes in estimates, judgments, and assumptions may affect whether certain related entities require consolidation in our financial statements under FIN 46R.

RISK FACTORS

The ongoing volatility and disruption of the capital and credit markets, and adverse changes in the global economy, have significantly affected our results of operations and may continue to put pressure on our financial results. The capital and credit markets have been experiencing substantial volatility and disruption for some time. The decline in global market conditions has resulted in, and may continue to result in, significant decreases in our assets under management, revenues and income. Such declines have and may continue to have an adverse impact on our results of operations. Even if legislative or regulatory initiatives or other efforts successfully stabilize and add liquidity to the financial markets, we may need to modify our business, strategies or operations, and we may be subject to additional constraints or costs in order to satisfy new regulatory requirements or to compete in a changed business environment.

The amount and mix of our assets under management are subject to significant fluctuations. Such fluctuations may be attributable in part to market conditions outside of our control that have had, and could continue to have, a negative impact on our revenues and income. We derive the majority of our operating revenues and net income from providing investment management and related services. The level of our revenues depends largely on the level and mix of assets under management. Any decrease in the value or amount of our assets under management because of market volatility or other factors negatively impacts our revenues and income. We are subject to an increased risk of asset volatility from changes in the global financial and equity markets. Individual financial and equity markets may be adversely affected by economic, political, financial, or other instabilities that are particular to the country or regions in which a market is located, including without limitation local acts of terrorism, economic crises or other business, social or political crises. Declines in these markets have caused in the past, and would cause in the future, a decline in our revenues and income. Global economic conditions, exacerbated by war or terrorism or financial crises, changes in the equity market place, currency exchange rates, interest rates, inflation rates, the yield curve, defaults by derivative counterparties and other factors that are difficult to predict affect the mix, market values and levels of our assets under management. The funds we manage may be subject to an unanticipated large number of redemptions as a result of such events, causing the funds to sell securities they hold, possibly at a loss, or draw on any available lines of credit to obtain cash to settle these redemptions, or settle in-kind with securities held in the applicable fund. The Company, in its discretion, may also provide financial support to a fund to enable it to maintain sufficient liquidity in such event. Our investment management services revenues are derived primarily from fees based on a percentage of the value of assets under management and vary with the nature of the account or product managed. A decline in the price of stocks or bonds, or in particular market segments, or in the securities market generally, could cause the value and returns on our assets under management to decline, resulting in a decline in our revenues and income. Moreover, changing market conditions may cause a shift in our asset mix between international and U.S. assets, potentially resulting in a decline in our revenue and income depending upon the nature of our assets under management and the level of management fees we earn based on them. Additionally, changing market conditions may cause a shift in our asset mix towards fixed-income products and a related decline in our revenue and income, as we generally derive higher fee revenues and income from equity assets than from fixed-income products we manage. On the other hand, increases in interest rates, in particular if rapid, or high interest rates, as well as any uncertainty in the future direction of interest rates, may have a negative impact on our fixed-income products as rising interest rates or interest rate uncertainty typically decrease the total return on many bond investments due to lower market valuations of existing bonds. Any decrease in the level of our assets under management resulting from price declines, interest rate volatility or uncertainty, increased redemptions or other factors could negatively impact our revenues and income.

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

In addition, we are a bank holding company and a financial holding company subject to the supervision and regulation of the Federal Reserve Board (the “FRB”) and are subject to the restrictions, limitations, or prohibitions of the Bank Holding Company Act of 1956, as amended, and the Gramm-Leach-Bliley Act. The FRB may impose additional limitations or restrictions on our activities, including if the FRB believes that we do not have the appropriate financial and managerial resources to commence or conduct an activity or make an acquisition. Further, our subsidiary, Fiduciary Trust, is subject to extensive regulation, supervision and examination by the Federal Deposit Insurance Corporation and New York State Banking Department, while other subsidiaries are subject to oversight by the Office of Thrift Supervision and various state regulators. The laws and regulations imposed by these regulators generally involve restrictions and requirements in connection with a variety of technical, specialized, and recently expanding matters and concerns. For example, compliance with anti-money laundering and Know-Your-Customer requirements, both domestically and internationally, and the Bank Secrecy Act has taken on heightened importance with regulators as a result of efforts to, among other things, limit terrorism. At the same time, there has been increased regulation with respect to the protection of customer privacy and the need to secure sensitive customer information. As we continue to address these requirements or focus on meeting new or expanded ones, we may expend a substantial amount of time and resources, even though our banking/finance business does not constitute our dominant business sector. Any inability to meet these requirements, within the timeframes set by regulators, may subject us to sanctions or other restrictions by the regulators that could impact our broader business. Moreover, being subject to banking regulation may put us at a disadvantage compared to our competitors which are not subject to such requirements.

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

Any significant limitation or failure of our software applications, technology or other systems that are critical to our operations could constrain our operations. We are highly dependent upon the use of various proprietary and third-party software applications and other technology systems to operate our business. We use our technology to, among other things, obtain securities pricing information, process client transactions, and provide reports and other customer services to the clients of the funds we manage. Any inaccuracies, delays, or systems failures in these and other processes could subject us to client dissatisfaction and losses. Although we take protective measures, including measures to effectively secure information through system security technology, our technology systems may still be vulnerable to unauthorized access, computer viruses or other events that have a security impact, such as an authorized employee or vendor inadvertently causing us to release confidential information, which could materially damage our operations or cause the disclosure or modification of sensitive or confidential information. Moreover, loss of confidential customer identification information could harm our reputation and subject us to liability under laws that protect confidential personal data, resulting in increased costs or loss of revenue.

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

Our investment management business operations are complex and a failure to properly perform operational tasks or the misrepresentation of our products and services could have an adverse effect on our revenues and income. Through our subsidiaries, we provide investment management and related services to various investment companies, funds and other sponsored investment products. Our investment management and related services include fund administration, shareholder services, transfer agency, underwriting, distribution, custodial, trustee and other fiduciary services. In order to be competitive, we must properly perform our fund and portfolio administration and related responsibilities, including portfolio recordkeeping and accounting, security pricing, corporate actions, investment restrictions compliance, daily net asset value computations, account reconciliations, and required distributions to fund shareholders. In addition, the intentional or unintentional misrepresentation of our products and services in advertising materials, public relations information or other external communications could adversely affect our reputation and business prospects. Further, certain of our subsidiaries may act as general partner for various investment partnerships, which may subject them to liability for the partnerships’ liabilities. If we fail to properly perform and monitor our investment management operations, our business could suffer and our revenues and income could be adversely affected.

We face risks, and corresponding potential costs and expenses, associated with conducting operations and growing our business in numerous countries. We sell mutual funds and offer investment management and related services in many different regulatory jurisdictions around the world, and intend to continue to expand our operations internationally. As we do so, we will continue to face challenges to the adequacy of our resources, procedures and controls to consistently and effectively operate our business. In order to remain competitive, we must be proactive and prepared to implement necessary resources when growth opportunities present themselves, whether as a result of a business acquisition or rapidly increasing business activities in particular markets or regions. As we grow, we face a heightened risk that the necessary resources and/or personnel will be unavailable to take full advantage of strategic opportunities when they appear or that strategic decisions can be efficiently implemented. Local regulatory environments may vary widely, as may the adequacy and sophistication of each. Similarly, local distributors, and their policies and practices as well as financial viability, may be inconsistent or less developed or mature. Notwithstanding potential long-term cost savings by increasing certain operations, such as transfer agent and other back-office operations, in countries or regions of the world with lower operating costs, growth of our international operations may involve near-term increases in expenses as well as additional capital costs, such as information, systems and technology costs and costs related to compliance with particular regulatory or other local requirements or needs. Local requirements or needs may also place additional demands on sales and compliance personnel and resources, such as meeting local language requirements, while also integrating personnel into an organization with a single operating language. Finding and hiring additional, well-qualified personnel and crafting and adopting policies, procedures and controls to address local or regional requirements remain a challenge as we expand our operations internationally. Moreover, regulators in non-U.S. jurisdictions could also change their policies or laws in a manner that might restrict or otherwise impede our ability to distribute or register investment products in their respective markets. Any of these local requirements, activities, or needs could increase the costs and expenses we incur in a specific jurisdiction without any corresponding increase in revenues and income from operating in the jurisdiction. In addition, from time to time we enter into international joint ventures in which we may not have control. These investments in joint ventures may involve risks, including the risk that the controlling joint venture partner may have business interests, strategies or goals that are inconsistent with ours, and the risk that business decisions or other actions or omissions of the controlling joint venture partner or the joint venture company may result in harm to our reputation or adversely affect the value of our investment in the joint venture.

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

Changes in the third-party distribution and sales channels on which we depend could reduce our revenues and hinder our growth. We derive nearly all of our fund sales through third-party broker/dealers and other similar investment advisers. Increasing competition for these distribution channels and recent regulatory initiatives have caused our distribution costs to rise and could cause further increases in the future or could otherwise negatively impact the distribution of our products. Higher distribution costs lower our net revenues and earnings. Additionally, recent consolidations in the broker/dealer industry could adversely impact our revenues and earnings. Moreover, if several of the major financial advisers who distribute our products were to cease operations or limit or otherwise end the distribution of our products, it could have a significant adverse impact on our revenues and earnings. There is no assurance we will continue to have access to the third-party broker/dealers and similar investment advisers that currently distribute our products, or continue to have the opportunity to offer all or some of our existing products through them. A failure to maintain strong business relationships with the major investment advisers who currently distribute our products may also impair our distribution and sales operations. Because we use broker/dealers and other similar investment advisers to sell our products, we do not control the ultimate investment recommendations given to clients. Any inability to access and successfully sell our products to clients through third-party distribution channels could have a negative effect on our level of assets under management, related revenues and overall business and financial condition.

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

We are dependent on the earnings of our subsidiaries. Substantially all of our operations are conducted through our subsidiaries, as a result, our cash flow and our ability to fund operations are dependent upon the earnings of our subsidiaries and the distribution of earnings, loans or other payments by our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation to provide us with funds for our payment obligations, whether by dividends, distributions, loans or other payments. Any payments to us by our subsidiaries could be subject to statutory or contractual restrictions and are contingent upon our subsidiaries’ earnings and business considerations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of business, our financial position is subject to market risk, including, but not limited to, potential loss due to changes in the value of financial instruments including those resulting from adverse changes in interest rates, foreign currency exchange rates and market valuation. Financial instruments include, but are not limited to, investment securities, loans, deposits and debt obligations. Management is responsible for managing market risk. Our Enterprise Risk Management Committee is responsible for providing a framework to assist management to identify, assess and manage market and other risks.

Global markets have continued to experience unprecedented volatility, and a challenging business climate remains in the forecast for the foreseeable future. Market conditions have resulted in a significant reduction in our assets under management, which directly impacts our revenues and net income. A continued economic downturn and volatility in the global financial markets could also significantly affect the estimates, judgments, and assumptions used in the valuation of our financial instruments.

We are exposed to changes in interest rates, primarily through our loans, investment in debt securities, deposit liabilities and outstanding debt. We minimize the impact of changes in interest rates related to our investments in debt securities by managing the maturities of these securities, and through diversification. We minimize the impact of changes in interest rates related to our outstanding debt by entering into financing transactions that ensure an appropriate mix of debt at fixed and variable interest rates. In addition, our banking/finance segment monitors the net interest rate margin and the average maturity of interest earning assets, as well as funding sources and, from time to time, we may enter into interest-rate swap agreements to mitigate interest rate exposure arising from the loans receivable portfolio.

At March 31, 2009, we have considered the potential impact of a 2% movement in market interest rates on interest earning assets, net of interest-bearing liabilities of our banking/finance segment, total debt outstanding and our portfolio of debt securities. Based on our analysis, we do not expect that this change would have a material impact on our operating revenues or results of operations in the next twelve months, for each of these categories or in the aggregate.

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

We are exposed to market valuation risks related to securities we hold that are carried at fair value and securities held by sponsored investment products that we consolidate, which are also carried at fair value.

The following is a summary of the effect of a 10% increase or decrease in the carrying values of our financial instruments subject to market valuation risks at March 31, 2009.

(in thousands)	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Current
Investment securities, trading	$342,479	$376,727	$308,231
Investment securities, available-for-sale	1,351,420	1,486,562	1,216,278

Total Current	$1,693,899	$1,863,289	$1,524,509

Banking/Finance
Investment securities, trading	$74,641	$82,105	$67,177
Investment securities, available-for-sale	420,323	462,355	378,291

Total Banking/Finance	$494,964	$544,460	$445,468

Non-Current
Investment securities, available-for-sale	$142,963	$157,259	$128,667

Total	$2,331,826	$2,565,008	$2,098,644

To mitigate the market valuation risks, we maintain a diversified investment portfolio and, from time to time, we may enter into derivative agreements. Our exposure to these risks is also minimized as we sponsor a broad range of investment products in various global jurisdictions, which allows us to mitigate the impact of changes in any particular market(s) or region(s).

Our total investment portfolio by investment objective was as follows:

(dollar amounts in thousands)	March 31, 2009	Percent of Total	September 30, 2008	Percent of Total
Cash and Cash Equivalents	$2,444,336	48%	$2,527,552	48%

Investment Securities
Fixed-Income
Tax-free	136,577	3%	165,165	3%
Taxable
Domestic (U.S.)	1,520,372	30%	667,519	13%
Global/international	316,538	6%	288,674	6%

Total fixed-income	1,973,487	39%	1,121,358	22%
Hybrid	58,262	1%	78,363	1%
Equity
Domestic (U.S.)	66,185	1%	80,707	2%
Global/international	233,892	4%	263,938	5%

Total equity	300,077	5%	344,645	7%

Total Investment Securities	2,331,826	45%	1,544,366	30%
Other[1]	343,543	7%	1,164,904	22%

Total Cash and Cash Equivalents and Investments	$5,119,705	100%	$5,236,822	100%

[1]	Includes investments in equity method investees and other investments.

Investments categorized as investment securities, trading in our consolidated balance sheets are generally assigned a classification in the table presented above based on the investment objective of the consolidated sponsored investment products holding the trading securities.

Item 4. Controls and Procedures.

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2009. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of March 31, 2009 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The ongoing volatility and disruption of the capital and credit markets, and adverse changes in the global economy, have significantly affected our results of operations and may continue to put pressure on our financial results. The capital and credit markets have been experiencing substantial volatility and disruption for some time. The decline in global market conditions has resulted in, and may continue to result in, significant decreases in our assets under management, revenues and income. Such declines have and may continue to have an adverse impact on our results of operations. Even if legislative or regulatory initiatives or other efforts successfully stabilize and add liquidity to the financial markets, we may need to modify our business, strategies or operations, and we may be subject to additional constraints or costs in order to satisfy new regulatory requirements or to compete in a changed business environment.

The amount and mix of our assets under management are subject to significant fluctuations. Such fluctuations may be attributable in part to market conditions outside of our control that have had, and could continue to have, a negative impact on our revenues and income. We derive the majority of our operating revenues and net income from providing investment management and related services. The level of our revenues depends largely on the level and mix of assets under management. Any decrease in the value or amount of our assets under management because of market volatility or other factors negatively impacts our revenues and income. We are subject to an increased risk of asset volatility from changes in the global financial and equity markets. Individual financial and equity markets may be adversely affected by economic, political, financial, or other instabilities that are particular to the country or regions in which a market is located, including without limitation local acts of terrorism, economic crises or other business, social or political crises. Declines in these markets have caused in the past, and would cause in the future, a decline in our revenues and income. Global economic conditions, exacerbated by war or terrorism or financial crises, changes in the equity market place, currency exchange rates, interest rates, inflation rates, the yield curve, defaults by derivative counterparties and other factors that are difficult to predict affect the mix, market values and levels of our assets under management. The funds we manage may be subject to an unanticipated large number of redemptions as a result of such events, causing the funds to sell securities they hold, possibly at a loss, or draw on any available lines of credit to obtain cash to settle these redemptions, or settle in-kind with securities held in the applicable fund. The Company, in its discretion, may also provide financial support to a fund to enable it to maintain sufficient liquidity in such event. Our investment management services revenues are derived primarily from fees based on a percentage of the value of assets under management and vary with the nature of the account or product managed. A decline in the price of stocks or bonds, or in particular market segments, or in the securities market generally, could cause the value and returns on our assets under management to decline, resulting in a decline in our revenues and income. Moreover, changing market conditions may cause a shift in our asset mix between international and U.S. assets, potentially resulting in a decline in our revenue and income depending upon the nature of our assets under management and the level of management fees we earn based on them. Additionally, changing market conditions may cause a shift in our asset mix towards fixed-income products and a related decline in our revenue and income, as we generally derive higher fee revenues and income from equity assets than from fixed-income products we manage. On the other hand, increases in interest rates, in particular if rapid, or high interest rates, as well as any uncertainty in the future direction of interest rates, may have a negative impact on our fixed-income products as rising interest rates or interest rate uncertainty typically decrease the total return on many bond investments due to lower market valuations of existing bonds. Any decrease in the level of our assets under management resulting from price declines, interest rate volatility or uncertainty, increased redemptions or other factors could negatively impact our revenues and income.

Our investment management business operations are complex and a failure to properly perform operational tasks or the misrepresentation of our products and services could have an adverse effect on our revenues and income. Through our subsidiaries, we provide investment management and related services to various investment companies, funds and other sponsored investment products. Our investment management and related services include fund administration, shareholder services, transfer agency, underwriting, distribution, custodial, trustee and other fiduciary services. In order to be competitive, we must properly perform our fund and portfolio administration and related responsibilities, including portfolio recordkeeping and accounting, security pricing, corporate actions, investment restrictions compliance, daily net asset value computations, account reconciliations, and required distributions to fund shareholders. In addition, the intentional or unintentional misrepresentation of our products and services in advertising materials, public relations information or other external communications could adversely affect our reputation and business prospects. Further, certain of our subsidiaries may act as general partner for various investment partnerships, which may subject them to liability for the partnerships’ liabilities. If we fail to properly perform and monitor our investment management operations, our business could suffer and our revenues and income could be adversely affected.

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

We are dependent on the earnings of our subsidiaries. Substantially all of our operations are conducted through our subsidiaries, as a result, our cash flow and our ability to fund operations are dependent upon the earnings of our subsidiaries and the distribution of earnings, loans or other payments by our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation to provide us with funds for our payment obligations, whether by dividends, distributions, loans or other payments. Any payments to us by our subsidiaries could be subject to statutory or contractual restrictions and are contingent upon our subsidiaries’ earnings and business considerations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to the shares of the Company’s common stock we repurchased during the three months ended March 31, 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2009 through January 31, 2009	—	$—	—	4,376,801
February 1, 2009 through February 28, 2009	585,952	$50.08	585,952	3,790,849
March 1, 2009 through March 31, 2009	845,006	$46.09	845,006	12,945,843

Total	1,430,958		1,430,958

Under our stock repurchase program, we can repurchase shares of the Company’s common stock from time to time in the open market and in private transactions in accordance with applicable laws and regulations, including without limitation applicable federal securities laws. From time to time we have announced the existence of and updates to the Company’s continuing policy of repurchasing shares of our common stock, including the most recent announcements made in January 2008 and March 2009. In March 2009, our Board of Directors authorized the repurchase of up to an aggregate of 10.0 million additional shares of our common stock under our stock repurchase program. At March 31, 2009, approximately 12.9 million shares of our common stock remained available for repurchase under our stock repurchase program. Our stock repurchase program is not subject to an expiration date. There were no unregistered sales of equity securities during the period covered by this report.

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of stockholders of the Company was held on March 11, 2009.

The matters voted upon at the annual meeting and the results of the vote were as follows:

1.

To elect 12 directors to the Board of Directors of the Company to hold office until the next annual meeting of stockholders or until that person’s successor is elected and qualified or until his or her earlier death, resignation, retirement, disqualification or removal.

Each of the 12 nominees for director was elected, and the voting results are set forth below:

Name of Director	For	Against	Abstain
Samuel H. Armacost	188,600,336	2,626,035	124,142
Charles Crocker	189,333,724	1,944,898	131,891
Joseph R. Hardiman	189,268,595	1,986,640	155,279
Robert D. Joffe	190,233,466	1,051,622	125,426
Charles B. Johnson	188,842,878	2,465,899	101,737
Gregory E. Johnson	189,407,428	1,900,371	102,665
Rupert H. Johnson, Jr.	188,940,829	2,364,904	104,781
Thomas H. Kean	189,293,411	1,996,154	120,948
Chutta Ratnathicam	190,194,558	1,094,827	121,129
Peter M. Sacerdote	185,401,033	5,848,850	160,630
Laura Stein	190,192,384	1,102,753	115,376
Anne M. Tatlock	187,881,507	2,384,679	1,144,329

2.	To ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2009.

The ratification of PricewaterhouseCoopers LLP was approved, and the voting results are set forth below:

For	Against	Abstain	Broker Non-Votes
190,132,768	1,251,845	29,329	0

3.	To resubmit for stockholder approval the Company’s 2004 Key Executive Incentive Compensation Plan for purposes of complying with the requirements of Section 162(m) of the Internal Revenue Code.

The resubmitted 2004 Key Executive Incentive Compensation Plan was approved, and the voting results are set forth below:

For	Against	Abstain	Broker Non-Votes
173,548,459	3,763,964	165,819	13,935,700

Item 6. Exhibits.

Exhibit No.	Description
Exhibit 3(i)(a)	Registrant’s Certificate of Incorporation, as filed November 28, 1969, incorporated by reference to Exhibit (3)(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (File No. 001-09318) (the “1994 Annual Report”).

Exhibit 3(i)(b)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed March 1, 1985, incorporated by reference to Exhibit (3)(ii) to the 1994 Annual Report.

Exhibit 3(i)(c)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed April 1, 1987, incorporated by reference to Exhibit (3)(iii) to the 1994 Annual Report.

Exhibit 3(i)(d)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed February 2, 1994, incorporated by reference to Exhibit (3)(iv) to the 1994 Annual Report.

Exhibit 3(i)(e)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed on February 4, 2005, incorporated by reference to Exhibit (3)(i)(e) to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318).

Exhibit 3(ii)	Registrant’s Amended and Restated By-laws (as adopted December 12, 2008 and effective March 11, 2009), incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on December 17, 2008 (File No. 001-09318).

Exhibit 10.1	Representative 12b-1 Form of Amended and Restated Class A Distribution Plan between Franklin/Templeton Distributors, Inc. and certain Franklin, Templeton and Mutual Series retail funds (filed herewith).

Exhibit 10.2	Representative 12b-1 Form of Class C Distribution Plan between Franklin/Templeton Distributors, Inc. and certain Franklin, Templeton and Mutual Series retail funds (filed herewith).

Exhibit 10.3	Representative 12b-1 Form of Class R Distribution Plan between Franklin/Templeton Distributors, Inc. and certain Franklin, Templeton and Mutual Series retail funds (filed herewith).

Exhibit 10.4	Registrant’s 2006 Directors Deferred Compensation Plan, as amended and restated effective December 12, 2008 (filed herewith).

Exhibit 18.1	Letter of Preferability Regarding Change in Accounting Policy, from PricewaterhouseCoopers LLP, the Registrant’s Independent Registered Public Accounting Firm, to the Board of Director of the Registrant, dated May 8, 2009 (filed herewith).

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.
(Registrant)

Date: May 8, 2009	By:	/S/ KENNETH A. LEWIS
Kenneth A. Lewis
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
Exhibit 3(i)(a)	Registrant’s Certificate of Incorporation, as filed November 28, 1969, incorporated by reference to Exhibit (3)(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (File No. 001-09318) (the “1994 Annual Report”).

Exhibit 3(i)(b)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed March 1, 1985, incorporated by reference to Exhibit (3)(ii) to the 1994 Annual Report.

Exhibit 3(i)(c)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed April 1, 1987, incorporated by reference to Exhibit (3)(iii) to the 1994 Annual Report.

Exhibit 3(i)(d)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed February 2, 1994, incorporated by reference to Exhibit (3)(iv) to the 1994 Annual Report.

Exhibit 3(i)(e)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed on February 4, 2005, incorporated by reference to Exhibit (3)(i)(e) to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318).

Exhibit 3(ii)	Registrant’s Amended and Restated By-laws (as adopted December 12, 2008 and effective March 11, 2009), incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on December 17, 2008 (File No. 001-09318).

Exhibit 10.1	Representative 12b-1 Form of Amended and Restated Class A Distribution Plan between Franklin/Templeton Distributors, Inc. and certain Franklin, Templeton and Mutual Series retail funds (filed herewith).

Exhibit 10.2	Representative 12b-1 Form of Class C Distribution Plan between Franklin/Templeton Distributors, Inc. and certain Franklin, Templeton and Mutual Series retail funds (filed herewith).

Exhibit 10.3	Representative 12b-1 Form of Class R Distribution Plan between Franklin/Templeton Distributors, Inc. and certain Franklin, Templeton and Mutual Series retail funds (filed herewith).

Exhibit 10.4	Registrant’s 2006 Directors Deferred Compensation Plan, as amended and restated effective December 12, 2008 (filed herewith).

Exhibit 18.1	Letter of Preferability Regarding Change in Accounting Policy, from PricewaterhouseCoopers LLP, the Registrant’s Independent Registered Public Accounting Firm, to the Board of Director of the Registrant, dated May 8, 2009 (filed herewith).

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).