Form 10-Q
period 2009-06-30
FRANKLIN RESOURCES INC
filed 2009-08-07
CIK 38777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Outstanding: 230,328,224 shares of common stock, par value $0.10 per share, of Franklin Resources, Inc. as of July 31, 2009.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Statements of Income

Unaudited

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share data)	2009	2008	2009	2008
Operating Revenues
Investment management fees	$625,025	$924,722	$1,778,235	$2,861,002
Underwriting and distribution fees	365,217	504,272	974,801	1,577,581
Shareholder servicing fees	67,113	73,127	199,969	219,719
Consolidated sponsored investment products income, net	2,908	2,768	6,555	9,436
Other, net	13,295	16,760	(4,400)	43,194

Total operating revenues	1,073,558	1,521,649	2,955,160	4,710,932

Operating Expenses
Underwriting and distribution	350,675	492,385	933,738	1,530,587
Compensation and benefits	230,943	285,651	711,738	846,566
Information systems, technology and occupancy	68,203	78,477	202,199	237,948
Advertising and promotion	27,888	44,804	78,815	138,820
Amortization of deferred sales commissions	32,865	41,935	103,231	129,808
Other	36,798	46,182	107,567	140,172

Total operating expenses	747,372	989,434	2,137,288	3,023,901

Operating Income	326,186	532,215	817,872	1,687,031

Other Income (Expenses)
Consolidated sponsored investment products gains (losses), net	35,660	(9,005)	(10,160)	(36,046)
Investment and other income (losses), net	52,285	33,969	(26,653)	147,135
Interest expense	(211)	(3,287)	(3,503)	(15,280)

Other income (expenses), net	87,734	21,677	(40,316)	95,809

Income before taxes	413,920	553,892	777,556	1,782,840
Taxes on income	116,204	150,580	248,134	495,116

Net Income	$297,716	$403,312	$529,422	$1,287,724

Earnings per Share
Basic	$1.30	$1.72	$2.29	$5.42
Diluted	1.29	1.71	2.28	5.38
Dividends per Share	$0.21	$0.20	$0.63	$0.60

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Balance Sheets

Unaudited

(in thousands)	June 30, 2009	September 30, 2008
Assets

Current Assets
Cash and cash equivalents	$2,238,467	$2,314,818
Receivables	595,437	690,351
Investment securities, trading	507,467	356,408
Investment securities, available-for-sale	1,565,610	600,146
Other investments	17,398	836,657
Deferred taxes	51,322	17,308
Prepaid expenses and other	24,703	33,944

Total current assets	5,000,404	4,849,632

Banking/Finance Assets
Cash and cash equivalents	132,198	212,734
Investment securities, trading	87,823	111,607
Investment securities, available-for-sale	492,457	320,910
Loans held for sale	19,047	32,582
Loans receivable, net	296,999	371,647
Other	9,326	11,899

Total banking/finance assets	1,037,850	1,061,379

Non-Current Assets
Investment securities, available-for-sale	134,438	155,295
Investments in equity method investees and other	371,518	328,247
Deferred sales commissions	134,680	187,807
Property and equipment, net	535,265	554,706
Goodwill	1,428,914	1,438,093
Other intangible assets, net	568,607	579,572
Other	31,230	21,789

Total non-current assets	3,204,652	3,265,509

Total Assets	$9,242,906	$9,176,520

[Table continued on next page]

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Balance Sheets

Unaudited

[Table continued from previous page]

(in thousands, except share data)	June 30, 2009	September 30, 2008
Liabilities and Stockholders’ Equity

Current Liabilities
Compensation and benefits	$180,933	$307,223
Commercial paper	1,435	13,287
Accounts payable and accrued expenses	296,215	289,985
Commissions	189,066	230,028
Income taxes	24,488	66,032
Other	25,336	29,335

Total current liabilities	717,473	935,890

Banking/Finance Liabilities
Deposits	646,607	570,279
Variable funding notes	—	28,551
Federal Home Loan Bank advances	95,000	109,000
Other	26,634	44,743

Total banking/finance liabilities	768,241	752,573

Non-Current Liabilities
Long-term debt	84,315	118,433
Deferred taxes	156,650	146,489
Other	85,981	71,609

Total non-current liabilities	326,946	336,531

Total liabilities	1,812,660	2,024,994

Commitments and Contingencies (Note 11)

Minority Interest	86,729	77,162

Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 230,390,721 and 232,777,979 shares issued and outstanding, at June 30, 2009 and September 30, 2008	23,039	23,278
Capital in excess of par value	—	—
Retained earnings	7,299,342	7,044,732
Accumulated other comprehensive income	21,136	6,354

Total stockholders’ equity	7,343,517	7,074,364

Total Liabilities and Stockholders’ Equity	$9,242,906	$9,176,520

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Statements of Cash Flows

Unaudited

	Nine Months Ended June 30,
(in thousands)	2009	2008
Net Income	$529,422	$1,287,724
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	129,997	156,817
Stock-based compensation	61,918	57,487
Excess tax benefits from stock-based compensation arrangements	(3,385)	(27,329)
Net losses (gains) on sale of assets	11,553	(22,850)
Equity in net losses (income) of affiliated companies	8,608	(13,119)
Provision for loan losses	5,952	10,411
Other-than-temporary impairment of investments	59,744	5,722
Deferred income taxes	(23,720)	10,687

Changes in operating assets and liabilities:
Decrease in receivables, prepaid expenses and other	47,457	18,839
Payments on (originations of) loans held for sale, net	15,622	(156,315)
Proceeds from securitization of loans held for sale	—	394,299
Increase in trading securities, net	(170,261)	(229,189)
Advances of deferred sales commissions	(60,912)	(96,621)
Decrease in income taxes payable	(24,403)	(35,850)
Decrease in commissions payable	(40,962)	(5,216)
Increase in other liabilities	53,132	86,878
Decrease in accrued compensation and benefits	(110,752)	(30,897)

Net cash provided by operating activities	489,010	1,411,478

Purchase of investments	(1,748,981)	(1,561,773)
Liquidation of investments	1,506,632	1,418,998
Purchase of banking/finance investments	(208,920)	(213,400)
Liquidation of banking/finance investments	44,433	36,763
Decrease (increase) in loans receivable	64,564	(134,328)
Additions of property and equipment, net	(32,428)	(57,609)
Acquisitions of subsidiaries, net of cash acquired	533	6,717

Net cash used in investing activities	(374,167)	(504,632)

Increase in bank deposits, net	76,328	103,304
Exercise of common stock options	14,722	7,131
Dividends paid on common stock	(144,270)	(132,021)
Purchase of common stock	(218,677)	(1,317,225)
Excess tax benefits from stock-based compensation arrangements	3,385	27,329
Proceeds from issuance of debt	398,947	1,050,179
Payments on debt	(454,735)	(1,458,487)
Minority interest	69,747	278,835

Net cash used in financing activities	(254,553)	(1,440,955)

Effect of exchange rate changes on cash and cash equivalents	(17,177)	(5,960)

Decrease in cash and cash equivalents	(156,887)	(540,069)
Cash and cash equivalents, beginning of period	2,527,552	3,584,183

Cash and Cash Equivalents, End of Period	$2,370,665	$3,044,114

[Table continued on next page]

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Statements of Cash Flows

Unaudited

[Table continued from previous page]

	Nine Months Ended June 30,
(in thousands)	2009	2008
Components of Cash and Cash Equivalents
Cash and cash equivalents, beginning of period:
Current assets	$2,314,818	$3,304,495
Banking/finance assets	212,734	279,688

Total	$2,527,552	$3,584,183

Cash and cash equivalents, end of period:
Current assets	$2,238,467	$2,880,797
Banking/finance assets	132,198	163,317

Total	$2,370,665	$3,044,114

Supplemental Disclosure of Non-Cash Information
Change in assets related to the net deconsolidation of certain sponsored investment products	$(129,187)	$(400,711)
Change in liabilities related to the net deconsolidation of certain sponsored investment products	(69,794)	(113,061)

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$305,730	$512,669
Cash paid for interest	7,189	40,822

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2009

(Unaudited)

Note 1 - Basis of Presentation

The unaudited interim financial statements of Franklin Resources, Inc. and its consolidated subsidiaries (collectively, the “Company”) included herein have been prepared by the Company in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Under these rules and regulations, some information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been shortened or omitted. Management believes that all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown have been made. All adjustments are normal and recurring. These financial statements should be read together with the Company’s audited financial statements included in its Form 10-K for the fiscal year ended September 30, 2008 (“fiscal year 2008”). Certain amounts for the comparative prior fiscal year periods have been reclassified to conform to the financial presentation as of and for the periods ended June 30, 2009. The Company has evaluated subsequent events through August 7, 2009, which is the date that this Quarterly Report on Form 10-Q is filed with the SEC.

Note 2 - New Accounting Standards

The Company adopted the following accounting standards during the nine months ended June 30, 2009.

In May 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is based substantially on the same principles as those that currently exist in the auditing standards. However, SFAS 165 requires an entity to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or were available to be issued. SFAS 165 is effective for fiscal years and interim periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods and amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, to require entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions, in both interim and annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 had no financial impact on the Company’s consolidated financial statements. The Company has applied the disclosure requirements of FSP FAS 107-1 and APB 28-1 on a prospective basis. Accordingly, disclosures related to periods prior to the date of the adoption have not been presented.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim reporting periods ending after June 15, 2009. The adoption of FSP FAS 157-4 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. FSP FAS 115-2 and FAS 124-2 amends the presentation and disclosure of other-than-temporary impairments of debt and equity securities, as well as amends the recognition and measurement guidance for other-than-temporary impairments of debt securities. Under FSP FAS 115-2 and FAS 124-2, other-than-temporary impairments on debt securities are recognized if an entity has the intent to sell the security or it is more likely than not that an entity will be required to sell the security and the entity does not expect to recover the entire amortized cost of the security. If an entity does not intend to sell a security and it is not more likely than not that the entity will be required to sell the security, but the security has suffered a credit loss, the impairment charge is separated into the credit loss component and recorded in earnings, and the remainder of the impairment is recorded in other comprehensive income. FSP FAS 115-2 and FAS 124-2 is effective for interim reporting periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s consolidated financial statements.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF 99-20-1”). FSP EITF 99-20-1 amends the impairment guidance of Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets” to align it with the impairment guidance of SFAS No. 115, “Accounting for

Certain Investments in Debt and Equity Securities”. Both standards now require that management consider the probability that the holder of an asset will be unable to collect all amounts due when assessing assumptions about future cash flows for evaluations of assets for other-than-temporary impairment. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008. The adoption of FSP EITF 99-20-1 did not have a material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46R-8”). FSP FAS 140-4 and FIN 46R-8 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – as amended” (“SFAS 140”) and FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”) to require enhanced disclosures by public entities about transfers of financial assets and interests in variable interest entities, and provide users of the financial statements with greater transparency about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities. The disclosures required by FSP FAS 140-4 and FIN 46R-8 are effective for interim and annual reporting periods ending after December 15, 2008. The adoption of FSP FAS 140-4 and FIN 46R-8 had no financial impact on the Company’s consolidated financial statements. The Company has applied the disclosure requirements of FSP FAS 140-4 and FIN 46R-8 on a prospective basis. Accordingly, disclosures related to periods prior to the date of the adoption have not been presented.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides a common definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, which amends SFAS 157 to exclude FASB Statement No. 13, “Accounting for Leases” (“SFAS 13”), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13 from the scope of SFAS 157, and issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items recognized or disclosed at fair value on an annual or more frequent basis, until fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active”, which clarifies the application of SFAS 157 for determining the fair value of a financial asset when the market for that asset is not active. The Company adopted SFAS 157 and related interpretations on October 1, 2008 for its financial assets and liabilities measured and reported at fair value. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements. The adoption of SFAS 157 for nonfinancial assets and liabilities recognized or disclosed at fair value on a non-recurring basis is not expected to have a material impact on its consolidated financial statements.

Updates to the new accounting standards as disclosed in the Company’s Form 10-K for the fiscal year ended September 30, 2008 are as follows:

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). The FASB Accounting Standards Codification (the “Codification”) will become the single source of authoritative U.S. GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All other accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. As the Codification does not change U.S GAAP, the adoption of SFAS 168 will not have a material impact on the Company’s consolidated financial statements. The Company will reference U.S. GAAP using the Codification framework in its financial statements beginning with the fiscal year ending September 30, 2009.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 requires an enterprise to perform a qualitative analysis to determine whether its variable interests give it a controlling financial interest in a variable interest entity (“VIE”). Under SFAS 167, an enterprise has a controlling financial interest when it has (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. An enterprise that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. SFAS 167 also requires an ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity, and additional disclosures about an enterprise’s involvement in VIEs and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact that the adoption of SFAS 167 on October 1, 2010 will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 eliminates the concept of a qualifying special-purpose entity (“QSPE”), changes the requirements for derecognizing financial assets, and requires additional disclosures to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The elimination of the QSPE concept may have a significant impact on the Company’s consolidated financial statements as the Company may need to consolidate assets previously sold to QSPEs, and it may not be able to derecognize assets sold to similar types of entities after the adoption of SFAS 166 on October 1, 2010.

Note 3 - Comprehensive Income

The components of comprehensive income were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Net income	$297,716	$403,312	$529,422	$1,287,724
Net unrealized gains (losses) on investments, net of tax	51,133	(14,502)	55,910	(73,932)
Currency translation adjustments	78,877	(16,534)	(41,000)	(22,971)
Other	(45)	(57)	(128)	(170)

Total Comprehensive Income	$427,681	$372,219	$544,204	$1,190,651

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

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share data)	2009	2008	2009	2008
Net income	$297,716	$403,312	$529,422	$1,287,724

Weighted-average shares outstanding – basic	229,804	234,631	230,871	237,593
Common stock options, nonvested stock awards and nonvested stock unit awards	1,019	1,854	963	1,967

Weighted-Average Shares Outstanding – Diluted	230,823	236,485	231,834	239,560

Earnings per Share
Basic	$1.30	$1.72	$2.29	$5.42
Diluted	1.29	1.71	2.28	5.38

For the three and nine months ended June 30, 2009, the Company excluded approximately 1.9 million nonvested shares related to grants of stock awards and stock unit awards from the computation of diluted earnings per share because their effect would have been anti-dilutive. For the three and nine months ended June 30, 2008, the Company excluded approximately 1.3 million nonvested shares related to grants of stock awards and stock unit awards from the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note 5 - Cash and Cash Equivalents

The Company discloses cash and cash equivalents as separate components of current assets and banking/finance assets in the condensed consolidated balance sheets. Cash and cash equivalents consisted of the following:

(in thousands)	June 30, 2009	September 30, 2008
Cash on hand and demand deposits with banks	$441,177	$579,361
Federal funds sold	3,165	134,759
Sponsored money market funds	1,254,388	1,076,966
Time deposits, securities of U.S. Treasury and federal agencies and other	671,935	736,466

Total	$2,370,665	$2,527,552

Federal Reserve Board regulations require certain of the Company’s banking subsidiaries to maintain reserve and clearing balances on deposits with the Federal Reserve Banks. The required reserve balance was $6.4 million at June 30, 2009 and September 30, 2008. The required clearing balance was $1.2 million at June 30, 2009 and September 30, 2008.

The Company maintains cash and cash equivalents with financial institutions in various countries, limits the amount of credit exposure with any given financial institution and conducts ongoing evaluations of the creditworthiness of the financial institutions with which it does business.

Note 6 - Investments

Investments consisted of the following:

(in thousands)	June 30, 2009	September 30, 2008
Current
Investment securities, trading	$507,467	$356,408
Investment securities, available-for-sale
Sponsored investment products	838,586	591,562
Securities of U.S. states and political subdivisions	12,137	5,104
Securities of U.S. Treasury and federal agencies	709,307	2,799
Other equity securities	5,580	681

Total investment securities, available-for-sale	1,565,610	600,146
Other investments[1]	17,398	836,657

Total Current	$2,090,475	$1,793,211

Banking/Finance
Investment securities, trading	$87,823	$111,607
Investment securities, available-for-sale
U.S. government-sponsored enterprise obligations[2]	387,410	315,683
Securities of U.S. states and political subdivisions	856	1,125
Securities of U.S. Treasury and federal agencies	3,588	3,760
Corporate debt securities[3]	100,382	—
Other equity securities	221	342

Total investment securities, available-for-sale	492,457	320,910

Total Banking/Finance	$580,280	$432,517

Non-Current
Investment securities, available-for-sale
Sponsored investment products	$23,588	$28,089
Securities of U.S. states and political subdivisions	106,459	119,031
Securities of U.S. Treasury and federal agencies	—	625
Other equity securities	4,391	7,550

Total investment securities, available-for-sale	134,438	155,295
Investments in equity method investees and other	371,518	328,247

Total Non-Current	$505,956	$483,542

[1]	Other investments consist of time deposits with financial institutions having maturities greater than three months but not exceeding one year from the date of purchase.
[2]	At June 30, 2009, U.S. government-sponsored enterprise obligations consisted of $334.5 million of residential mortgage-backed securities and $52.9 million of debentures.
[3]	Corporate debt securities are insured by the Federal Deposit Insurance Corporation or non-U.S. government agencies.

At June 30, 2009 and September 30, 2008, current investment securities, trading included $320.1 million and $294.6 million of securities held by sponsored investment products that were consolidated in the Company’s condensed financial statements.

At June 30, 2009 and September 30, 2008, banking/finance segment investment securities with aggregate carrying values of $375.6 million and $294.1 million were pledged as collateral for the ability to borrow from various government agencies (see Note 10 – Debt). In addition, investment management segment securities with aggregate carrying values of $5.5 million and $8.3 million were pledged as collateral at June 30, 2009 and September 30, 2008.

A summary of the gross unrealized gains and losses relating to investment securities, available-for-sale is as follows:

(in thousands) as of June 30, 2009		Gross Unrealized
	Cost Basis	Gains	Losses	Fair Value
Sponsored investment products	$838,039	$40,239	$(16,104)	$862,174
U.S. government-sponsored enterprise obligations	381,689	6,889	(1,168)	387,410
Securities of U.S. states and political subdivisions	117,848	2,611	(1,007)	119,452
Securities of U.S. Treasury and federal agencies	712,542	431	(78)	712,895
Corporate debt securities	100,300	277	(195)	100,382
Other equity securities	8,358	1,886	(52)	10,192

Total	$2,158,776	$52,333	$(18,604)	$2,192,505

(in thousands) as of September 30, 2008		Gross Unrealized
	Cost Basis	Gains	Losses	Fair Value
Sponsored investment products	$650,873	$12,465	$(43,687)	$619,651
U.S. government-sponsored enterprise obligations	315,969	2,705	(2,991)	315,683
Securities of U.S. states and political subdivisions	126,583	401	(1,724)	125,260
Securities of U.S. Treasury and federal agencies	7,092	109	(17)	7,184
Other equity securities	7,882	906	(215)	8,573

Total	$1,108,399	$16,586	$(48,634)	$1,076,351

The changes in net holding gains (losses) on investment securities, available-for-sale included in accumulated other comprehensive income were $52.6 million and $(6.4) million for the three and nine months ended June 30, 2009 and $(3.7) million and $(54.3) million for the three and nine months ended June 30, 2008. The tax effects of the net change in unrealized gains (losses) were $(3.5) million and $(9.9) million during the three and nine months ended June 30, 2009 and $(5.2) million and $(3.5) million during the three and nine months ended June 30, 2008.

The following tables show the gross unrealized losses and fair values of investment securities, available-for-sale with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

(in thousands) as of June 30, 2009	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Current
Investment securities, available-for-sale
Sponsored investment products	$144,813	$(11,117)	$25,586	$(3,212)	$170,399	$(14,329)
Other equity securities	42	(5)	28	(5)	70	(10)

Total Current	$144,855	$(11,122)	$25,614	$(3,217)	$170,469	$(14,339)

Banking/Finance
Investment securities, available-for-sale
U.S. government-sponsored enterprise obligations	$22,764	$(45)	$78,846	$(1,123)	$101,610	$(1,168)
Securities of U.S. Treasury and federal agencies	1,446	(32)	2,142	(46)	3,588	(78)
Corporate debt securities	49,805	(195)	—	—	49,805	(195)

Total Banking/Finance	$74,015	$(272)	$80,988	$(1,169)	$155,003	$(1,441)

Non-Current
Investment securities, available-for-sale
Sponsored investment products	$38,657	$(1,685)	$3,410	$(90)	$42,067	$(1,775)
Securities of U.S. states and political subdivisions	1,518	(7)	27,795	(1,000)	29,313	(1,007)
Other equity securities	117	(42)	—	—	117	(42)

Total Non-Current	$40,292	$(1,734)	$31,205	$(1,090)	$71,497	$(2,824)

(in thousands) as of September 30, 2008	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Current
Investment securities, available-for-sale
Sponsored investment products	$368,820	$(39,761)	$37,257	$(2,331)	$406,077	$(42,092)
Other equity securities	32	(3)	30	(12)	62	(15)

Total Current	$368,852	$(39,764)	$37,287	$(2,343)	$406,139	$(42,107)

Banking/Finance
Investment securities, available-for-sale
U.S. government-sponsored enterprise obligations	$192,264	$(2,802)	$19,715	$(189)	$211,979	$(2,991)
Securities of U.S. Treasury and federal agencies	2,242	(17)	—	—	2,242	(17)

Total Banking/Finance	$194,506	$(2,819)	$19,715	$(189)	$214,221	$(3,008)

Non-Current
Investment securities, available-for-sale
Sponsored investment products	$4,808	$(1,240)	$3,144	$(355)	$7,952	$(1,595)
Securities of U.S. states and political subdivisions	28,976	(1,284)	39,502	(440)	68,478	(1,724)
Other equity securities	2,720	(200)	—	—	2,720	(200)

Total Non-Current	$36,504	$(2,724)	$42,646	$(795)	$79,150	$(3,519)

The Company evaluates investments for other-than-temporary impairment on a quarterly basis when the cost of an investment exceeds its fair value. For available-for-sale equity securities, the Company considers many factors, including the severity and duration of the decline in the fair value below cost, the intent and ability of the Company to hold the security for a period of time sufficient for an anticipated recovery in fair value, and the financial condition and specific events related to the issuer. When an impairment of an available-for-sale equity security is determined to be other-than-temporary, the entire impairment is recognized in earnings. For available-for-sale debt securities, if the Company intends to sell or it is more likely than not that the Company will be required to sell a security before recovery of its amortized cost, the entire impairment is recorded in earnings. If the Company does not intend to sell or it is not more likely than not that it will be required to sell the security before anticipated recovery of its amortized cost, the impairment is separated into the amount of the total impairment related to the credit loss and the amount of total impairment related to all other factors. The credit loss component is the difference between the security’s amortized cost and the present value of the expected cash flows. The credit loss component is recognized in earnings and the losses related to all other factors are recognized in other comprehensive income.

During the three months ended June 30, 2009, the Company recognized $2.0 million of other-than-temporary impairment on available-for-sale equity securities and did not recognize any other-than-temporary impairment of available-for-sale debt securities. Other-than-temporary impairment of available-for-sale investments during the three months ended June 30, 2008 was de minimus. The Company recognized other-than-temporary impairment of available-for-sale investments, primarily related to sponsored investment products, in the amounts of $59.7 million and $5.7 million during the nine months ended June 30, 2009 and 2008.

The unrealized losses associated with U.S. government-sponsored enterprise obligations and securities of U.S. states and political subdivisions for the three and nine months ended June 30, 2009 were primarily driven by changes in interest rates and were not due to the credit quality of the securities. As a result, the Company concluded that these securities were not other-than-temporarily impaired at June 30, 2009.

At June 30, 2009, maturities of available-for-sale debt securities were as follows:

(in thousands)	Cost Basis	Fair Value
U.S. government-sponsored enterprise obligations
Due after one year through five years	$49,581	$52,946
Due after five years through ten years	17,051	17,788
Due after ten years	315,057	316,676

Total	$381,689	$387,410

Securities of U.S. states and political subdivisions
Due in one year or less	$12,038	$12,137
Due after one year through five years	63,169	65,352
Due after five years through ten years	34,037	33,929
Due after ten years	8,604	8,034

Total	$117,848	$119,452

Securities of U.S. Treasury and federal agencies
Due in one year or less	$708,876	$709,307
Due after ten years	3,666	3,588

Total	$712,542	$712,895

Corporate debt securities
Due after one year through five years	$100,300	$100,382

Total	$100,300	$100,382

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

The table below presents the balances of assets measured at fair value on a recurring basis.

(in thousands) as of June 30, 2009	Level 1	Level 2	Level 3	Total
Current Assets
Investment securities, trading	$372,964	$132,513	$1,990	$507,467
Investment securities, available-for-sale
Sponsored investment products	838,586	—	—	838,586
Securities of U.S. states and political subdivisions	—	12,137	—	12,137
Securities of U.S. Treasury and federal agencies	55,446	653,861	—	709,307
Other equity securities	5,580	—	—	5,580
Banking/Finance Assets
Investment securities, trading	—	59,269	28,554	87,823
Investment securities, available-for-sale
U.S. government-sponsored enterprise obligations	—	387,410	—	387,410
Securities of U.S. states and political subdivisions	—	856	—	856
Securities of U.S. Treasury and federal agencies	—	3,588	—	3,588
Corporate debt securities	—	100,382	—	100,382
Other equity securities	—	—	221	221
Interest-rate swap agreements	—	18	—	18
Non-Current Assets
Investment securities, available-for-sale
Sponsored investment products	19,920	—	3,668	23,588
Securities of U.S. states and political subdivisions	—	106,459	—	106,459
Other equity securities	278	—	4,113	4,391
Life settlement contracts	—	—	5,439	5,439

Total Assets Measured at Fair Value	$1,292,774	$1,456,493	$43,985	$2,793,252

There were no liabilities measured at fair value on a recurring basis at June 30, 2009.

The following is a description of the significant assets measured at fair value, the fair value methodologies used, and the fair value hierarchy level.

Investment Securities, Trading consist primarily of securities held by consolidated sponsored investment products, non-consolidated sponsored investment products held for trading purposes, and the retained subordinated securities and residual interests from securitization transactions. The fair value of securities held by consolidated sponsored investment products is primarily determined using quoted market prices, or independent third-party broker or dealer price quotes. These securities are primarily classified as Level 1 or Level 2. The fair value of non-consolidated sponsored investment products held for trading purposes is determined based on the published net asset values of the sponsored investment products, and they are classified as Level 1. The fair value of retained subordinated securities from securitization transactions is determined using independent third-party broker or dealer price quotes, and these securities are classified as Level 2. The broker or dealer price quotes are evaluated for reasonableness based upon the performance of the underlying loans and comparable transaction pricing in the securitization market. The fair value of the residual interests currently is determined using unobservable inputs and classified as Level 3, and is more fully described below.

Investment Securities, Available-for-Sale consist primarily of non-consolidated sponsored investment products and debt securities including U.S. government-sponsored enterprise obligations, securities of U.S. states and political subdivisions, securities of the U.S. Treasury and federal agencies, and corporate debt securities. The fair value of non-consolidated sponsored investment products is determined based on the published net asset values of the sponsored investment products, and they are classified as Level 1. The fair value of the debt securities is determined using quoted market prices or independent third-party broker or dealer price quotes, which are evaluated for reasonableness, and they are generally classified as Level 2, except for certain U.S. Treasury securities which are classified as Level 1.

At June 30, 2009, Level 3 assets represented approximately 1.6% of total assets measured at fair value, and there were no Level 3 liabilities measured at fair value. There were immaterial transfers into and out of Level 3 during the three and nine months ended June 30, 2009. The following is a description of the Level 3 assets measured at fair value on a recurring basis and the fair value methodologies used.

Residual interests from securitization transactions consist of interest-only strips receivable and cash on deposit. The residual interests, which are classified as trading investment securities, are backed by prime, non-prime and sub-prime automobile loans issued from March 1999 to April 2008. The fair value of the residual interests is estimated using discounted cash flow analyses. Key inputs to the analysis include the excess cash flow discount rate, cumulative life loss rate, expected weighted-average life and prepayment speed assumption. The Company develops its key inputs using actual portfolio experience and recent market activity for similar transactions. The residual interests are classified as Level 3 as at least one of the significant inputs used in the fair valuation is not observable because recent economic events have significantly reduced the number of comparable securitization transactions. During the three and nine months ended June 30, 2009, the Company recognized $0.8 million and $44.5 million of write-downs to the residual interests primarily due to an increase in the cumulative life loss rate, partially offset by a decrease in the excess cash flow discount rate. The Company increased the cumulative life loss rate assumption from a range of 2.1% to 5.7% at September 30, 2008 to a range of 2.4% to 9.9% at March 31, 2009 to a range of 2.4% to 11.3% at June 30, 2009 to reflect increases in experienced and expected losses. This resulted in an increase in the weighted-average assumption for the cumulative life loss rate from 4.2% at September 30, 2008 to 6.9% at March 31, 2009 to 7.3% at June 30, 2009. The excess cash flow discount rate increased from 19.8% at September 30, 2008 to 23.6% at March 31, 2009, and subsequently decreased to 17.1% at June 30, 2009 as a result of the changing liquidity premium in the securitization market. The key assumptions and the sensitivity of the fair value of the residual interests to an immediate adverse change in those assumptions are shown in Note 8 – Securitization of Loans Held for Sale.

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

The changes in Level 3 assets measured at fair value on a recurring basis for the three months ended June 30, 2009 were as follows.

(in thousands)	Securities Held by Consolidated Sponsored Investment Products	Residual Interests from Securitization Transactions	Other[1]	Total
Balance at April 1, 2009	$3,102	$26,312	$12,253	$41,667
Total realized and unrealized gains (losses):
Included in other, net revenue	—	(846)	—	(846)
Included in consolidated sponsored investment products gains (losses), net	536	—	—	536
Included in other comprehensive income	—	—	389	389
Purchases, sales, and settlements, net	(491)	3,088	1,501	4,098
Transfers out of Level 3	(1,157)	—	(702)	(1,859)

Balance at June 30, 2009	$1,990	$28,554	$13,441	$43,985

Change in unrealized gains (losses) included in net income relating to assets still held at June 30, 2009	$392 [2]	$(846)[3]	$—	$(454)

[1]	Other primarily consists of equity securities and life settlement contracts.
[2]	Included in consolidated sponsored investment products gains (losses), net.
[3]	Included in other, net revenue.

The changes in Level 3 assets measured at fair value on a recurring basis for the nine months ended June 30, 2009 were as follows.

(in thousands)	Securities Held by Consolidated Sponsored Investment Products	Residual Interests from Securitization Transactions	Other[1]	Total
Balance at October 1, 2008	$4,089	$29,782	$12,112	$45,983
Total realized and unrealized gains (losses):
Included in other, net revenue	—	(44,511)	—	(44,511)
Included in consolidated sponsored investment products gains (losses), net	(541)	—	—	(541)
Included in investments and other income (losses), net	—	—	(2,073)	(2,073)
Included in other comprehensive income	—	—	34	34
Purchases, sales, and settlements, net	(522)	43,283	2,096	44,857
Transfers (out of)/into Level 3	(1,036)	—	1,272	236

Balance at June 30, 2009	$1,990	$28,554	$13,441	$43,985

Change in unrealized losses included in net income relating to assets still held at June 30, 2009	$(688)[2]	$(44,511)[3]	$—	$(45,199)

[1]	Other primarily consists of equity securities and life settlement contracts.
[2]	Included in consolidated sponsored investment products gains (losses), net.
[3]	Included in other, net revenue.

The Company also may be required to measure certain assets or liabilities at fair value on a nonrecurring basis. These adjustments to fair value generally result from the application of lower of cost or fair value accounting for automobile loans held for sale or write-downs of individual assets.

Automobile loans held for sale. The fair value of automobile loans held for sale generally is estimated based on the whole loan market price that would be received if the loans were sold in their current condition, which may include adjustments based on the composition of the loan portfolio and liquidity factors. As a result of the recent economic events, observable whole loan prices for comparable portfolios of automobile loans sold have not been readily available. Therefore, the fair value currently is determined by using discounted cash flow analyses with estimated discount rates for loans with similar terms and collateral. Accordingly, automobile loans held for sale currently are classified as Level 3. The fair value of these loans was $19.6 million, and the adjustments to the fair value of these loans recorded as a loss during the nine months ended June 30, 2009 were de minimus. There were no adjustments made to the fair value of these loans during the three months ended June 30, 2009.

At June 30, 2009, the following financial instruments were not measured at fair value, but required disclosure of the estimated fair value:

(in thousands)	June 30, 2009
	Carrying Value	Fair Value
Financial Assets
Cash and cash equivalents	$2,370,665	$2,370,665
Other investments	17,398	17,398
Loans held for sale	19,047	19,588
Loans receivable, net	296,999	298,349

Financial Liabilities
Commercial paper	$1,435	$1,435
Deposits	646,607	649,492
Federal Home Loan Bank advances	95,000	94,541

The methods and assumptions used to estimate fair values of these financial instruments are described below.

Cash and Cash Equivalents are carried at cost. Due to the short-term nature and liquidity of these financial instruments, the carrying values of these assets approximate fair value.

Other Investments are carried at cost. They consist of time deposits with financial institutions having maturities of greater than three months but less than one year from the date of purchase. Due to the short-term nature and liquidity of these financial instruments, the carrying values of these assets approximate fair value.

Loans Receivable, Net are carried at cost, net of an allowance for loan losses. The fair value of loans is estimated using discounted cash flow models with interest rates that consider the current credit and interest-rate risk inherent in the loans and the current economic and lending conditions. For certain loans with no significant credit concerns and frequent repricing, estimated fair values are generally based on the carrying value.

Commercial Paper is carried at amortized cost. Due to the short-term nature and liquidity of these financial instruments, the carrying values of these liabilities approximate fair value. At June 30, 2009 and September 30, 2008, our commercial paper had maturity dates of three months or less.

Deposits are carried at the aggregate amount of deposits held. The fair values of deposits with no stated maturities are considered to approximate their carrying values because they are payable on demand. The fair value of deposits with stated maturities are estimated based on discounted cash flow models using interest rates offered by comparable institutions on deposits with similar remaining maturities.

Federal Home Loan Bank Advances are carried at the aggregate amount of outstanding advances. The fair value is estimated using discounted cash flow models.

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

When the Company sells automobile loans in a securitization transaction, it retains certain interests. Residual interests, which include interest-only strips receivable and cash on deposit, represent the Company’s contractual right to receive excess interest and cash from the pool of securitized loans after the payment of required amounts to holders of the asset-backed securities and certain other costs associated with the securitization. The residual interests are generally fully realizable and subject to limited recourse provisions. Credit enhancements for the securitization trusts require the Company to maintain a certain amount of cash on deposit, which provides protection for the holders of the asset-backed securities against delays in payment and certain losses on the securitized loans. At June 30, 2009 and September 30, 2008, the amounts of cash on deposit were $48.9 million and $23.2 million. Discounted values of the cash on deposit were recognized as part of the residual interests. The Company may also retain subordinated securities from securitization transactions, which are senior to the residual interests. The retained interests in securitized assets, including the residual interests and the retained subordinated securities, are recognized as banking/finance trading securities in the consolidated balance sheets. Changes in the fair value of the retained interests are recognized currently in earnings.

There were no automobile loan securitization transactions during the three and nine months ended June 30, 2009. During the three and nine months ended June 30, 2008, the Company sold automobile loans with an aggregate carrying value of $381.4 million for net sale proceeds of $381.9 million in a securitization transaction and recognized a pre-tax gain of $0.5 million. The securitization transactions in which the Company entered into through September 30, 2008 were consistent in all material respects. As a result of a securitization transaction that the Company entered into in June 2008, it retained the subordinated securities in addition to the residual interests. These retained subordinated securities had credit ratings from Standard & Poor’s ranging from AA to BBB at June 30, 2009.

The Company determines the fair value of the retained interests in securitized assets at the date of securitization and at each period-end (see Note 7 – Fair Value Measurements for a description of fair value methodologies used).

The following table shows the sensitivity of the retained interests to hypothetical adverse changes in the key economic assumptions used to measure fair value:

(dollar amounts in thousands)	June 30, 2009	September 30, 2008
Fair value of retained interests
Retained subordinated securities	$59,269	$81,825
Residual interests	28,554	29,782

Total	$87,823	$111,607

Excess cash flow discount rate (annual rate)	17.1%-26.4%	9.6%-19.8%
Impact on fair value of 10% adverse change	$(8,188)	$(3,865)
Impact on fair value of 20% adverse change	(16,179)	(7,713)

Cumulative life loss rate	7.3%	4.2%
Impact on fair value of 10% adverse change	$(2,691)	$(1,754)
Impact on fair value of 20% adverse change	(4,689)	(3,215)

Expected weighted-average life (years)	2.3	2.7
Prepayment speed (average monthly rate)	1.3%	1.5%
Impact on fair value of 10% adverse change	$(1,942)	$(1,645)
Impact on fair value of 20% adverse change	(3,097)	(3,054)

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

The following table is a summary of cash flows received from and paid to securitization trusts.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Servicing fees received	$3,118	$2,895	$10,538	$9,342
Cash flows received related to retained subordinated securities	1,698	132	5,093	132
Cash flows received related to residual interests	—	840	1,554	6,779
Cash paid related to residual interests	1,469	—	39,677	—
Purchase of loans from the securitization trusts	—	—	—	(20,490)

Amounts payable to the trustee related to loan principal and interest collected on behalf of the securitization trusts of $27.7 million at June 30, 2009 and $35.6 million at September 30, 2008 were included in other banking/finance liabilities in the condensed consolidated balance sheets.

The Company provides guarantees to cover shortfalls for the securitization trusts in amounts due to the holders of the asset-backed securities if the shortfalls exceed cash on deposit. At June 30, 2009 and September 30, 2008, the maximum potential amounts of future payments related to these guarantees were $7.8 million and $49.0 million. The fair value of the guarantees was recognized as banking/finance liabilities in the condensed consolidated balance sheets and was not significant. During the quarter ended March 31, 2009, the Company increased the amount of cash on deposit by $31.9 million as a letter of credit provider for the securitization trusts no longer met an eligibility requirement of the credit enhancements. As a result, the maximum potential amounts of future payments related to the guarantees were reduced by the same amount.

During the three and nine months ended June 30, 2009 and 2008, the Company did not provide any other financial or other support to the securitization trusts or the holders of the asset-backed securities.

The original amount of loans serviced for the securitization trusts that were still in existence at June 30, 2009 and September 30, 2008 totaled $1.8 billion. At June 30, 2009 and September 30, 2008, the securitization trusts had 47,615 and 58,322 loans outstanding, and their weighted-average annualized interest rate was 10.5% as of the end of each period. Net charge-offs on the securitized loans held by the securitization trusts were $9.3 million and $33.6 million for the three and nine months ended June 30, 2009, and $4.0 million and $15.7 million for the three and nine months ended June 30, 2008.

The following table shows further details of the loans serviced by the Company that were held by the securitization trusts.

(dollar amounts in thousands)	June 30, 2009	September 30, 2008
Principal amount of loans	$618,960	$851,810
Principal amount of loans 30 days or more past due	24,957	34,535

Credit quality as a percentage of aggregate outstanding principal balance
Prime	47.3%	47.6%
Non-prime	50.2%	49.9%
Sub-prime	2.5%	2.5%

Note 9 - Goodwill and Other Intangible Assets

Goodwill and other intangible assets have been assigned to one reporting unit, the investment management and related services operating segment. The changes in the carrying values of goodwill and gross intangible assets were as follows:

(in thousands)	Goodwill	Amortized Intangible Assets	Non-amortized Intangible Assets
Balance at October 1, 2008	$1,438,093	$200,983	$508,909
Foreign currency movements	(9,179)	(625)	(2,943)

Balance at June 30, 2009	$1,428,914	$200,358	$505,966

Certain of the goodwill and intangible assets are denominated in currencies other than the U.S. dollar; therefore, their gross and net carrying values are subject to foreign currency movements.

Intangible assets as of June 30, 2009 and September 30, 2008 were as follows:

(in thousands) as of June 30, 2009	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized intangible assets
Customer base	$165,331	$(106,479)	$58,852
Other	35,027	(31,238)	3,789

	200,358	(137,717)	62,641
Non-amortized intangible assets
Management contracts	505,966	—	505,966

Total	$706,324	$(137,717)	$568,607

(in thousands) as of September 30, 2008	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized intangible assets
Customer base	$165,953	$(100,301)	$65,652
Other	35,030	(30,019)	5,011

	200,983	(130,320)	70,663
Non-amortized intangible assets
Management contracts	508,909	—	508,909

Total	$709,892	$(130,320)	$579,572

The Company completed its most recent annual impairment tests of goodwill and indefinite-lived intangible assets during the quarter ended December 31, 2008, under the guidance of FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and determined that there was no impairment in the value of these assets as of October 1, 2008. No impairment in the value of goodwill and indefinite-lived intangible assets was recognized during the nine months ended June 30, 2009 and 2008. No impairment in the value of intangible assets subject to amortization was recognized during the nine months ended June 30, 2009 and 2008 as our estimate of the fair value of these assets exceeded the asset carrying values.

The Company completed its annual goodwill impairment test as of October 1 of each year since the adoption of SFAS 142. During the quarter ended March 31, 2009, the Company changed its annual impairment test date from October 1 to August 1 of each year. Management believes the August 1 date better aligns its annual goodwill impairment test with the Company’s fourth quarter budget data developed in connection with the budgeting process that takes place in July and August. In addition, the annual impairment test would be completed during the Company’s fourth fiscal quarter using the most recent financial information such that the results would better reflect the fiscal year being reported. This change to the date of the Company’s annual goodwill impairment test constitutes a change in the method of applying an accounting principle as discussed in SFAS No. 154, “Accounting Changes and Error Corrections”. The Company believes that this change in accounting principle is preferable. The Company filed a letter of preferability from its independent registered public accounting firm regarding this change in accounting principle as an exhibit to its Form 10-Q for the quarter ended March 31, 2009.

Amortization expense related to definite-lived intangible assets was $2.6 million and $7.8 million for the three and nine months ended June 30, 2009, and $2.6 million and $8.0 million for the three and nine months ended June 30, 2008. The estimated remaining amortization expense related to definite-lived intangible assets as of June 30, 2009 was as follows:

(in thousands) For the fiscal years ending September 30,
2009 (remaining three months)	$2,593
2010	10,372
2011	10,350
2012	8,886
2013	8,742
Thereafter	21,698

Total	$62,641

Note 10 - Debt

Outstanding debt consisted of the following:

(in thousands)	June 30, 2009	September 30, 2008
Current
Commercial paper	$1,435	$13,287
Banking/Finance
Variable funding notes	—	28,551
Federal Home Loan Bank advances	95,000	109,000

	95,000	137,551
Non-Current
Long-term debt	84,315	118,433

Total Debt	$180,750	$269,271

At June 30, 2009, current debt consisted of commercial paper with a total face value of $1.4 million that was issued at a weighted-average annualized interest rate of 0.40% and matures during the quarter ending September 30, 2009.

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

At June 30, 2009, the banking/finance segment had $95.0 million of total outstanding FHLB advances. Approximately $53.0 million of these advances mature by June 30, 2010, while the remaining $42.0 million mature from July 2010 through January 2039. These advances had a weighted-average interest rate of 2.07% at June 30, 2009 and are subject to collateralization requirements.

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

At June 30, 2009, the Company had $420.0 million in short-term revolving credit available under a five-year credit facility with certain banks and financial institutions expiring on June 9, 2010, $498.6 million of short-term commercial paper remaining available for issuance under an uncommitted $500.0 million private placement program, and $12.9 million available in uncommitted short-term bank lines of credit. The revolving credit facility supports certain of the Company’s commercial paper borrowing arrangements and is subject to various financial covenants, including, but not limited to, minimum requirements related to its interest coverage ratio and maintenance of working capital as well as limitations on its capitalization ratio, indebtedness, investments and liens. Interest rates on loans under the revolving credit facility are determined at the time of issuance and depend on the type of loan issued. As of June 30, 2009, there were no amounts outstanding under the revolving credit facility and the Company was in compliance with the financial covenants related to this facility.

In addition, at June 30, 2009, the banking/finance segment had $295.0 million available in uncommitted short-term bank lines of credit under the Federal Reserve system, $247.7 million available in secured Federal Reserve Bank short-term discount window and $31.4 million available in secured FHLB short-term borrowing capacity (see Note 6 – Investments). At June 30, 2009 and September 30, 2008, loans receivable with aggregate carrying values of $28.2 million and $22.3 million were pledged as collateral for the ability to obtain FHLB advances.

Note 11 - Commitments and Contingencies

Guarantees

The Company is obligated to cover shortfalls for the automobile loan securitization trusts in amounts due to the holders of the asset-backed securities up to certain levels (see Note 8 – Securitization of Loans Held for Sale).

At June 30, 2009, the banking/finance segment had issued financial standby letters of credit totaling $6.7 million which beneficiaries would be able to draw upon in the event of non-performance by its customers, primarily in relation to lease and lien obligations of these banking customers. These standby letters of credit were secured by marketable securities with a fair value of $9.6 million as of June 30, 2009.

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

Since the filing of the original motion for authorization to institute a class action in October 2004, petitioners in the Huneault lawsuit have amended their motion several times, most recently on April 17, 2009, to revise the proposed class definition. Petitioners and respondents in that lawsuit filed their plans of argument on the motion in March 2009, and oral argument on the motion concluded on May 5, 2009. The matter is now under submission with the court. Plaintiffs in the Fischer lawsuit served defendants with a motion for class certification in July 2007. Hearing on that motion is currently scheduled to begin in early December 2009.

Management strongly believes that the claims made in each of the unresolved lawsuits identified above are without merit and intends to defend against them vigorously. The Company cannot predict with certainty, however, the eventual outcome of those lawsuits, nor whether they will have a material negative impact on the Company.

The Company is from time to time involved in litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position, and results of operations. In management’s opinion, an adequate accrual has been made as of June 30, 2009 to provide for any probable losses that may arise from these matters for which the Company could reasonably estimate an amount.

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

Total assets under management of investment products in which the Company held a variable interest, but was not the primary beneficiary were approximately $31.2 billion at June 30, 2009. The carrying values of the Company’s equity ownership interest in and investment management and related service fees receivable from these investment products as recorded in the Company’s condensed consolidated balance sheet at June 30, 2009 are set forth below. These amounts represent the Company’s maximum exposure to loss and do not reflect an estimate of the actual losses.

(in thousands)	June 30, 2009
Current Assets
Receivables	$43,033
Investment securities, available-for-sale	97,071

Total Current	140,104

Non-Current Assets
Investment securities, available-for-sale	20,177
Investments in equity method investees and other	281,602

Total Non-Current	301,779

Total	$441,883

While the Company has no contractual obligation to do so, it routinely participates in financing the launch of its sponsored investment products. The Company also may voluntarily elect to provide its sponsored investment products with additional direct or indirect financial support based on its business objectives. In October and November 2008, the Company invested $140.0 million in shares of one of its funds in India in response to unprecedented levels of fund redemptions. By December 2008, the fund’s liquidity position had improved and the Company redeemed $50.0 million of its investment. In March 2009, the Company redeemed the balance of this investment.

The Company’s other VIEs include limited liability partnerships, limited liability companies, and joint ventures. The Company’s variable interest generally comprises its equity ownership interest. These investments are recognized as investments in equity method investees because the Company is not the primary beneficiary. The investment carrying values in the Company’s condensed consolidated balance sheet related to these VIEs was $13.5 million at June 30, 2009. This amount represents the Company’s maximum exposure to loss. The Company has not provided financial or other support to its other VIEs during the nine months ended June 30, 2009.

The other VIEs include LFL and LAFL, in which the Company has a 49% ownership interest. At June 30, 2009, LFL had approximately $2.5 million in total assets and the Company’s maximum exposure to loss related to LFL was limited to the carrying value of its investment totaling approximately $1.2 million. At June 30, 2009, LAFL had approximately $161.6 million in total assets and the Company’s maximum exposure to loss related to LAFL totaled approximately $79.2 million. The maximum exposure to loss related to LAFL is limited to the carrying value of the Company’s investment and 49% of the liabilities of LAFL. The Company recognized total pre-tax income of approximately $4.6 million and $1.7 million for its share of LFL’s and LAFL’s net income for the three and nine months ended June 30, 2009. Due to its significant interest in LAFL, the Company continues to carry on its balance sheet the DCA generated in the United States and the financing liability related to the future revenue originally sold to LFL and transferred to LAFL by Franklin/Templeton Distributors, Inc. until these assets are amortized or sold by LAFL. At June 30, 2009 the DCA and liability amounts were both $84.1 million. Neither the Company nor its distribution subsidiaries retain any direct ownership interest in the future revenue sold, and, therefore, the future revenue is not available to satisfy claims of its creditors or those of its distribution subsidiaries.

Other Commitments and Contingencies

At June 30, 2009, the banking/finance segment had commitments to extend credit in an aggregate principal amount of $180.2 million, primarily under credit card lines.

The Company in its role as agent or trustee facilitates the settlement of investor share purchase, redemption, and other transactions with affiliated mutual funds. The Company is appointed by the affiliated mutual funds as agent or trustee to manage, on behalf of the affiliated mutual funds, bank deposit accounts that contain only (i) cash remitted by investors to the affiliated mutual funds for the direct purchase of fund shares, or (ii) cash remitted by the affiliated mutual funds for direct delivery to the investors for either the proceeds of fund shares liquidated at the investors’ direction, or dividends and capital gains earned on fund shares. As of June 30, 2009 and September 30, 2008, cash of approximately $112.4 million and $185.7 million was held off-balance sheet in agency or trust for investors and the affiliated mutual funds.

At June 30, 2009, there were no changes in other commitments and contingencies that would have a material effect on commitments and contingencies reported in the Company’s Form 10-K for fiscal year 2008.

Note 12 - Stock-Based Compensation

The Company’s stock-based compensation plans include the Amended and Restated Annual Incentive Plan (the “AIP”) and the 2002 Universal Stock Incentive Plan, as amended and restated (the “USIP”). Under the terms of the AIP, eligible employees may receive cash, equity awards, and/or cash-settled equity awards generally based on the performance of the Company, its funds and the individual employee. The USIP provides for the issuance of up to 30.0 million shares of the Company’s common stock for various stock-related awards to officers, directors, and employees. At June 30, 2009, approximately 4.2 million shares were available for grant under the USIP. In addition to stock awards and stock unit awards, the Company may award options and other forms of stock-based compensation to officers, directors, and employees under the USIP. The Compensation Committee of the Board of Directors determines the terms and conditions of awards under the AIP and the USIP. Compensation expense for these plans is recognized in accordance with SFAS 123 (revised 2004), “Share Based Payment”.

Stock Options

The following table summarizes stock option activity:

(in thousands, except weighted-average exercise price)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2008	3,381	$37.84
Exercised	(357)	37.21
Cancelled	(37)	36.32

Outstanding and Exercisable at June 30, 2009	2,987	$37.94	2.9	$101,775

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

Total unrecognized compensation cost related to nonvested stock awards and stock unit awards, net of estimated forfeitures, was $86.3 million at June 30, 2009. This cost is expected to be recognized over a remaining weighted-average vesting period of 1.7 years.

The following table summarizes nonvested stock award and stock unit award activity:

(shares in thousands)	Shares	Weighted- Average Grant- Date Fair Value per Share
Nonvested balance at September 30, 2008	919	$116.12
Granted	1,012	68.38
Vested	(13)	83.61
Forfeited/cancelled	(92)	96.18

Nonvested Balance at June 30, 2009	1,826	$90.89

The stock awards generally entitle holders to the right to sell the underlying shares of the Company’s common stock once the awards vest. Stock unit awards generally entitle holders to receive the underlying shares of common stock once the awards vest. In addition, certain performance-based stock awards have been granted to the Chief Executive Officer. The total number of shares ultimately received by the Chief Executive Officer depends on the Company’s performance against specified performance goals and is subject to vesting provisions. At June 30, 2009, the balance of nonvested shares granted to the Chief Executive Officer and subject to vesting upon the achievement of prior years’ performance goals, set or determined in prior years, was 12.3 thousand and had a weighted-average grant-date fair value of $121.76 per share.

Employee Stock Investment Plan

The amended and restated Franklin Resources, Inc. 1998 Employee Stock Investment Plan (the “ESIP”), allows eligible participants to buy shares of the Company’s common stock at a discount of its market value on defined dates. The Compensation Committee and the Board of Directors determine the terms and conditions of awards under the ESIP. No shares were issued under the ESIP during the three months ended June 30, 2009. A total of 0.3 million shares were issued under the ESIP during the nine months ended June 30, 2009. At June 30, 2009, approximately 3.3 million shares were reserved for future issuance under this plan.

Effective August 1, 2008, the terms of the ESIP were amended to allow eligible participants to buy shares of the Company’s common stock at 85% of its market value on defined dates and the Company’s discretionary match was discontinued with respect to shares purchased under the plan on or after such date.

All Stock-Based Plan Arrangements

Total stock-based compensation costs of $22.1 million and $61.9 million were recognized in the condensed consolidated statements of income for the three and nine months ended June 30, 2009, and $20.9 million and $57.5 million for the three and nine months ended June 30, 2008.

Cash received from stock option exercises was $4.8 million and $14.7 million for the three and nine months ended June 30, 2009, and $2.1 million and $7.1 million for the three and nine months ended June 30, 2008. The income tax benefits realized from all stock-based arrangements totaled $0.6 million and $3.3 million for the three and nine months ended June 30, 2009, and $0.6 million and $32.8 million for the three and nine months ended June 30, 2008. These amounts included income tax benefits from stock option exercises of $0.5 million and $4.2 million for the three and nine months ended June 30, 2009, and $0.3 million and $17.2 million for the three and nine months ended June 30, 2008.

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

Note 13 - Common Stock Repurchases

During the three and nine months ended June 30, 2009, the Company repurchased 1.7 million and 3.8 million shares of its common stock at a cost of $109.7 million and $218.7 million. The common stock repurchases made as of June 30, 2009 reduced capital in excess of par value to nil and the excess amount was recognized as a reduction to retained earnings. At June 30, 2009, approximately 11.3 million shares of common stock remained available for repurchase under the stock repurchase program. During the three and nine months ended June 30, 2008, the Company repurchased 1.8 million and 11.9 million shares of its common stock at a cost of $175.8 million and $1,317.2 million. The stock repurchase program is not subject to an expiration date.

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

Financial information for the two operating segments is presented in the table below. Inter-segment transactions are immaterial and excluded from segment income (loss) and assets. Operating revenues of the banking/finance segment are reported net of interest expense, the provision for loan losses, and changes in fair value of residual interests from securitization transactions.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Operating Revenues
Investment management and related services	$1,062,364	$1,507,339	$2,966,243	$4,675,288
Banking/finance	11,194	14,310	(11,083)	35,644

Total	$1,073,558	$1,521,649	$2,955,160	$4,710,932

Income (Loss) Before Taxes
Investment management and related services	$409,620	$548,326	$854,620	$1,772,615
Banking/finance	4,300	5,566	(77,064)	10,225

Total	$413,920	$553,892	$777,556	$1,782,840

Operating revenues of the banking/finance operating segment included above were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Interest and fees on loans	$4,611	$9,572	$15,009	$42,489
Interest and dividends on investment securities	5,083	4,614	15,528	14,572

Total interest income	9,694	14,186	30,537	57,061

Interest on deposits	(1,423)	(1,850)	(4,748)	(7,080)
Interest on short-term debt	(34)	(4,668)	(905)	(13,758)
Interest on long-term debt	(428)	—	(1,257)	—

Total interest expense	(1,885)	(6,518)	(6,910)	(20,838)

Net interest income	7,809	7,668	23,627	36,223
Unrealized (losses) gains on trading investments, net	(846)	282	(44,511)	(655)
Other income	4,986	10,741	15,753	10,487
Provision for loan losses	(755)	(4,381)	(5,952)	(10,411)

Total	$11,194	$14,310	$(11,083)	$35,644

Operating segment assets were as follows:

(in thousands)	June 30, 2009	September 30, 2008
Investment management and related services	$8,205,056	$8,115,141
Banking/finance	1,037,850	1,061,379

Total	$9,242,906	$9,176,520

The investment management and related services segment incurs substantially all of the Company’s depreciation and amortization costs and expenditures on long-lived assets.

Note 15 - Other Income (Expenses)

Other income (expenses) consisted of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Consolidated sponsored investment products gains (losses), net
Realized losses, net	$(5,435)	$(11,101)	$(41,498)	$(5,172)
Unrealized gains (losses), net	49,938	2,096	27,453	(30,874)
Minority interest (losses) income, net	(8,843)	—	3,885	—

Total	35,660	(9,005)	(10,160)	(36,046)

Investment and other income (losses), net
Dividend income	8,261	7,670	29,203	35,852
Interest income	6,514	22,916	26,586	80,063
Capital gain distributions	36	550	14,309	9,248
Other-than-temporary impairment of investment securities, available-for-sale	(2,092)	(34)	(59,744)	(5,722)
Realized gains on sale of investment securities, available-for-sale	2,478	8,806	4,438	26,092
Realized losses on sale of investment securities, available-for-sale	(2,393)	(3,128)	(16,874)	(4,177)
Gains (losses) on trading investment securities, net	18,394	(262)	(29,397)	503
Income (losses) from investments in equity method investees	27,868	(11,284)	(8,608)	13,119
Foreign currency exchange (losses) gains, net	(9,057)	(64)	7,240	(5,784)
Other, net	2,276	8,799	6,194	(2,059)

Total	52,285	33,969	(26,653)	147,135
Interest expense	(211)	(3,287)	(3,503)	(15,280)

Other income (expenses), net	$87,734	$21,677	$(40,316)	$95,809

Substantially all of our dividend income, capital gain distributions, and realized gains (losses) on sale of investment securities, available-for-sale were generated by investments in our sponsored investment products. Interest income was primarily generated by investments in debt securities of the U.S. Treasury and federal agencies and cash equivalents. Proceeds from the sale of investment securities, available-for-sale were $256.9 million and $594.9 million for the three and nine months ended June 30, 2009 and $85.4 million and $292.9 million for the three and nine months ended June 30, 2008. Realized gains (losses) on sale of investment securities, available-for-sale are calculated using either the average cost method or specific identification method.

The Company recognized net gains (losses) on trading investment securities, including securities held by consolidated sponsored investment products, that were still held at June 30, 2009 and 2008 in the amounts of $56.7 million and $(42.3) million during the three and nine months ended June 30, 2009, and $3.0 million and $(31.2) million during the three and nine months ended June 30, 2008.

Note 16 - Banking Regulatory Ratios

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain a minimum Tier 1 capital and Tier 1 leverage ratio (as defined in the regulations), as well as minimum Tier 1 and Total risk-based capital ratios (as defined in the regulations). Based on the calculations as of June 30, 2009 and September 30, 2008, the Company exceeded the applicable capital adequacy requirements as listed below.

(dollar amounts in thousands)	June 30, 2009	September 30, 2008	Capital Adequacy Minimum
Tier 1 capital	$5,319,721	$5,108,763	N/A
Total risk-based capital	5,327,459	5,115,055	N/A
Tier 1 leverage ratio	76%	71%	4%
Tier 1 risk-based capital ratio	98%	101%	4%
Total risk-based capital ratio	99%	101%	8%

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

Overview

We are a global investment management company and derive the majority of our operating revenues and net income from providing investment management and related services to our retail mutual funds, and to private, institutional, high net-worth, and separately-managed accounts and other investment products. Our services include fund administration, shareholder services, transfer agency, underwriting, distribution, custodial, trustee and other fiduciary services. Our sponsored investment products and investment management and related services are distributed or marketed to the public globally under six distinct brand names: Franklin, Templeton, Mutual Series, Bissett, Fiduciary Trust and Darby.

We offer a broad range of sponsored investment products under equity, hybrid, fixed-income and cash management categories that meet a wide variety of specific investment needs of individual and institutional investors.

The level of our revenues depends largely on the level and relative mix of assets under management. As noted in the Risk Factors section set forth below, the amount and mix of our assets under management are subject to significant fluctuations and could negatively impact our revenues and income. To a lesser degree, the level of our revenues also depends on the level of mutual fund sales and the number of mutual fund shareholder accounts. The fees charged for our services are based on contracts with our sponsored investment products or our clients. These arrangements could change in the future.

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

During the nine months ended June 30, 2009, the global financial crisis continued and the economy remained in a recession. The continued challenges in the global financial markets, evidenced by 16% and 19% decreases in the MSCI World and S&P 500 indexes during the nine month period, have negatively impacted the entire asset management industry. The unprecedented downturn in the markets has significantly affected our assets under management, fee revenues and non-operating income, all of which decreased sharply during the nine months ended June 30, 2009.

There have been signs of improving credit conditions in the capital markets, including improved credit availability and tightening of credit spreads. Governments and central banks around the world have been focused on improving liquidity in the capital markets. In January 2009, the U.S. government announced the largest economic stimulus package in history. In April 2009, the G-20 countries met in a summit to address the economic crisis and have decided to coordinate their actions to support the global economy. During the most recent quarter, the MSCI World and S&P 500 indexes increased by 21% and 16%, indicating an improvement in market conditions. Our results of operations improved relative to the prior quarter consistent with the positive market performance.

Our total assets under management at June 30, 2009 were $451.2 billion, 15% higher than they were at March 31, 2009, 11% below the level at September 30, 2008 and 22% below the level at June 30, 2008. Simple monthly average assets under management for the three and nine months ended June 30, 2009 decreased 29% and 32% from the same periods in the prior fiscal year. Market appreciation of $54.7 billion during the three months ended June 30, 2009 accounted for 91% of the increase in total assets under management for the quarter. Market depreciation of $35.3 billion during the nine months ended June 30, 2009 accounted for 63% of the decrease in total assets under management for the period. Long-term sales activity during the three and nine months ended June 30, 2009 was low relative to the levels during the same periods in the prior fiscal year as investor demand shifted to lower risk investments, however long-term redemptions in the third quarter slowed from previous quarters in fiscal years 2009 and 2008. Overall, we had positive net new flows of $6.0 billion during the quarter and negative net new flows of $17.7 billion during the nine months ended June 30, 2009.

During fiscal year 2009, we have taken steps to manage our business and our cost structure to respond to the market conditions and resulting decrease in revenue, including reducing expenditures in areas such as travel and entertainment, advertising, and contractor and professional fees, and deferring non-business critical initiatives and hiring. We have also announced reductions to our global workforce of approximately 10%. The severance costs related to these workforce reductions amounted to $0.1 million and $36.8 million for the three and nine months ended June 30, 2009. We continue to assess and implement cost reduction measures as we adapt to the unprecedented changes affecting our industry.

Challenging and volatile market conditions remain in the forecast for the foreseeable future. As we confront the challenges of this economic environment, we expect to continue to focus on the investment performance of our sponsored investment products and to provide high quality customer service to our clients. While we are focused on reducing costs, we will also seek to attract, retain and develop employees and invest strategically in systems and technology that will provide secure, stable environments and economies of scale. We will continue to protect and further our brand recognition while developing and maintaining broker/dealer and client relationships. The success of these and other strategies may be influenced by the factors discussed in the Risk Factors section set forth below.

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
(dollar amounts in millions, except per share data)	2009	2008		2009	2008
Operating Income	$326.2	$532.2	(39)%	$817.9	$1,687.0	(52)%
Net Income	297.7	403.3	(26)%	529.4	1,287.7	(59)%
Earnings Per Share
Basic	$1.30	$1.72	(24)%	$2.29	$5.42	(58)%
Diluted	1.29	1.71	(25)%	2.28	5.38	(58)%
Operating Margin[1]	30%	35%		28%	36%

[1]	Defined as operating income divided by total operating revenues.

Operating income decreased 39% and 52% during the three and nine months ended June 30, 2009 as compared to the same periods in the prior fiscal year. Adverse market conditions led to 29% and 37% decreases in operating revenues as we experienced 29% and 32% decreases in our simple monthly average assets under management and a higher proportion of fixed-income assets under management during these periods. As described above, we have taken actions to reduce our operating expenses in response to the market conditions and resulting revenue decreases, which contributed to 24% and 29% decreases in operating expenses for the three and nine months ended June 30, 2009, as compared to the same periods in the prior fiscal year.

Net income decreased 26% for the three months ended June 30, 2009, resulting from a $206.0 million decline in operating income, partially offset by a $66.1 million increase in non-operating income. Net income decreased 59% for the nine months ended June 30, 2009, primarily due to an $869.1 million decline in operating income.

ASSETS UNDER MANAGEMENT

Assets under management by investment objective were as follows:

(dollar amounts in billions)	June 30, 2009	June 30, 2008	Percent Change
Equity
Global/international	$153.1	$233.7	(34)%
Domestic (U.S.)	56.7	82.5	(31)%

Total equity	209.8	316.2	(34)%

Hybrid	85.8	109.5	(22)%
Fixed-Income
Tax-free	62.4	61.6	1%
Taxable
Global/international	50.2	54.3	(8)%
Domestic (U.S.)	35.5	31.6	12%

Total fixed-income	148.1	147.5	0%
Cash Management[1]	7.5	7.0	7%

Total	$451.2	$580.2	(22)%

Simple Monthly Average for the Three-Month Period[2]	$428.0	$602.9	(29)%

Simple Monthly Average for the Nine-Month Period[2]	$424.6	$622.3	(32)%

[1]	Includes both U.S.-registered money market funds and foreign funds with similar investment objectives.
[2]	Investment management fees from approximately 51% of our assets under management at June 30, 2009 were calculated using daily average assets under management.

Assets under management at June 30, 2009 were 22% lower than they were at June 30, 2008, primarily due to market depreciation of $98.8 billion and negative net flows of $26.3 billion during the twelve-month period. The reductions occurred predominantly in equity products as market volatility led to significant valuation decreases and a shift in investor demand to lower risk investments. Simple monthly average assets under management, which are generally more indicative of trends in revenue for providing investment management and fund administration services than the year over year change in ending assets under management, decreased by 29% and 32% during the three and nine months ended June 30, 2009, as compared to the same periods in the prior fiscal year.

The simple monthly average mix of assets under management is shown below. The change in mix for the nine months ended June 30, 2009 as compared to the same period in the prior fiscal year reflects an investor shift to lower risk investments during the prior twelve months.

	Nine Months Ended June 30,
	2009	2008
Equity	47%	58%
Hybrid	19%	18%
Fixed-income	32%	23%
Cash management	2%	1%

Total	100%	100%

Assets under management by sales region were as follows:

(dollar amounts in billions)	June 30, 2009	Percent of Total	June 30, 2008	Percent of Total
United States	$339.2	75%	$425.0	73%
Europe[1]	44.6	10%	64.5	11%
Asia-Pacific[2]	41.0	9%	49.2	9%
Canada	26.4	6%	41.5	7%

Total	$451.2	100%	$580.2	100%

[1]	Europe sales region includes Middle East and Africa.
[2]	Asia-Pacific sales region includes Latin America.

As shown in the table above, approximately 75% of our assets under management at June 30, 2009 originated from our U.S. sales region. In addition, approximately 70% of our operating revenues originated from our U.S. operations in the three and nine months ended June 30, 2009. Due to the global nature of our business operations, investment management and related services may be performed in locations unrelated to the sales region.

Components of the change in our assets under management were as follows:

(dollar amounts in billions)	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
	2009	2008		2009	2008
Beginning assets under management	$391.1	$591.1	(34)%	$507.3	$645.9	(21)%
Long-term sales	27.9	42.8	(35)%	75.5	131.5	(43)%
Long-term redemptions	(22.4)	(41.0)	(45)%	(92.3)	(131.3)	(30)%
Net cash management	0.5	(0.6)	NM	(0.9)	(0.5)	80%

Net new flows	6.0	1.2	400%	(17.7)	(0.3)	NM
Reinvested distributions	2.7	4.0	(33)%	11.7	25.7	(54)%

Net flows	8.7	5.2	67%	(6.0)	25.4	NM
Distributions	(3.3)	(4.7)	(30)%	(14.8)	(31.2)	(53)%
Appreciation (depreciation) and other	54.7	(11.4)	NM	(35.3)	(59.9)	(41)%

Ending Assets Under Management	$451.2	$580.2	(22)%	$451.2	$580.2	(22)%

Assets under management increased during the three months ended June 30, 2009, resulting from $54.7 billion of appreciation, primarily in our equity products, and $6.0 billion of positive net new flows, primarily in our fixed-income products. Net new flows improved mainly because our long-term redemptions decreased to their lowest level during fiscal years 2009 and 2008. Assets under management decreased during the nine months ended June 30, 2009, reflecting the market downturn and decline in asset values, which resulted in $35.3 billion of depreciation and $17.7 billion of negative net new flows. The market depreciation and negative net new flows resulted primarily from our equity products.

Investment Management Fee Rate

For the nine months ended June 30, 2009, our effective investment management fee rate (investment management fees divided by simple monthly average assets under management) decreased to 0.559% from 0.613% for the nine months ended June 30, 2008. The decrease was primarily due to a shift in the mix of assets under management from equity products towards fixed-income products. This shift mainly resulted from depreciation and net outflows of equity products during the twelve months ended June 30, 2009. Generally, investment management fees earned on equity products are higher than fees earned on fixed-income products.

OPERATING REVENUES

The table below presents the percentage change in each revenue category.

(dollar amounts in millions)	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
	2009	2008		2009	2008
Investment management fees	$625.0	$924.7	(32)%	$1,778.2	$2,861.0	(38)%
Underwriting and distribution fees	365.2	504.3	(28)%	974.8	1,577.6	(38)%
Shareholder servicing fees	67.1	73.1	(8)%	200.0	219.7	(9)%
Consolidated sponsored investment products income, net	2.9	2.8	4%	6.6	9.4	(30)%
Other, net	13.4	16.7	(20)%	(4.4)	43.2	NM

Total Operating Revenues	$1,073.6	$1,521.6	(29)%	$2,955.2	$4,710.9	(37)%

Investment Management Fees

Investment management fees are generally calculated under contractual arrangements with our sponsored investment products as a percentage of the market value of assets under management. Annual rates vary by investment objective and type of services provided.

Investment management fees decreased for the three and nine months ended June 30, 2009 primarily due to 29% and 32% decreases in simple monthly average assets under management. The decreases were also impacted by lower effective management fee rates during both periods, resulting from higher mixes of fixed-income assets, which generally carry lower investment management fees. The level of our future investment management revenue depends largely on the level and mix of assets under management.

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

Underwriting and distribution fees decreased for the three and nine months ended June 30, 2009. Underwriting fees decreased 19% and 40% for the three and nine months ended June 30, 2009 primarily due to 23% and 34% decreases in gross commissionable sales combined with a shift in sales from equity products to fixed-income products, which typically generate lower underwriting fees. Distribution fees decreased 32% and 37% for the three and nine months ended June 30, 2009 primarily due to 29% and 32% decreases in simple monthly average assets under management and a shift in simple monthly average mix of assets under management from equity products to fixed-income products. Distribution fees are generally higher for equity products, as compared to fixed-income products.

Shareholder Servicing Fees

Shareholder servicing fees are generally fixed charges per shareholder account that vary with the particular type of fund and the service being rendered. In some instances, sponsored investment products are charged these fees based on the level of assets under management. We receive fees as compensation for providing transfer agency services, which include providing customer statements, transaction processing, customer service and tax reporting. In the United States, transfer agency service agreements provide that accounts closed in a calendar year generally remain billable at a reduced rate through the second quarter of the following calendar year. In Canada, such agreements provide that accounts closed in the calendar year remain billable for four months after the end of the calendar year. Accordingly, the level of fees will vary with the change in open accounts and the level of closed accounts that remain billable. Approximately 2.1 million accounts closed in the U.S. during calendar year 2008 were no longer billable effective July 1, 2009, as compared to approximately 1.7 million accounts closed during calendar year 2007 that were no longer billable effective July 1, 2008. Approximately 300.0 thousand accounts closed in Canada during calendar year 2008 were no longer billable effective May 1, 2009, as compared to approximately 237.0 thousand accounts closed during calendar year 2007 that were no longer billable effective May 1, 2008.

Shareholder servicing fees decreased for the three and nine months ended June 30, 2009 primarily due to an unfavorable currency impact and 1% decrease in simple monthly average billable shareholder accounts during both periods. The unfavorable currency impact mainly resulted from 13% and 17% decreases in value of the Canadian dollar against the U.S. dollar. The account decreases were predominantly related to shareholder accounts originated in Canada and the United States, which are generally billable at higher rates than in other regions.

Consolidated Sponsored Investment Products Income, Net

Consolidated sponsored investment products income, net reflects the net investment income, including dividend and interest income, of sponsored investment products that we consolidate in our financial statements.

Consolidated sponsored investment products income, net increased for the three months ended June 30, 2009 and decreased for the nine months ended June 30, 2009, reflecting investment performance and net asset balances of the specific sponsored investment products that we consolidated during each period.

Other, Net

Other, net revenue primarily consists of revenues from the banking/finance segment as well as income from custody services. Banking/finance revenues include interest income on loans, servicing income, and realized and unrealized gains (losses) on residual interests from securitization transactions, and are reduced by interest expense and the provision for loan losses.

Other, net revenue decreased for the three months ended June 30, 2009 primarily due to a $12.9 million decline in unrealized gains on swap contracts, partially offset by a $5.9 million decline in net losses on investments and a $3.6 million decrease in provision for loan losses.

Other, net revenue decreased for the nine months ended June 30, 2009 primarily due to a $44.5 million decline in the fair value of the residual interests from securitization transactions and a $23.5 million decline in interest income from automobile loans, partially offset by an $11.9 million decrease in interest expense on swap contracts and a $4.5 million decrease in provision for loan losses.

OPERATING EXPENSES

The table below presents the percentage change in each expense category.

(dollar amounts in millions)	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
	2009	2008		2009	2008
Underwriting and distribution	$350.7	$492.4	(29)%	$933.7	$1,530.6	(39)%
Compensation and benefits	230.9	285.7	(19)%	711.7	846.6	(16)%
Information systems, technology and occupancy	68.2	78.5	(13)%	202.2	237.9	(15)%
Advertising and promotion	27.9	44.8	(38)%	78.8	138.8	(43)%
Amortization of deferred sales commissions	32.9	41.9	(21)%	103.2	129.8	(20)%
Other	36.8	46.1	(20)%	107.7	140.2	(23)%

Total Operating Expenses	$747.4	$989.4	(24)%	$2,137.3	$3,023.9	(29)%

Underwriting and Distribution

Underwriting and distribution expenses include payments to financial advisers and other third parties for providing sales, marketing and distribution services to investors in our sponsored investment products. The decreases in underwriting and distribution expenses for the three and nine months ended June 30, 2009 were consistent with the 28% and 38% decreases in underwriting and distribution revenues during the same periods.

Compensation and Benefits

Compensation and benefit expenses decreased for the three and nine months ended June 30, 2009 primarily due to declines in salaries, wages and benefits and variable compensation. Salaries, wages and benefits decreased $35.2 million and $92.8 million mainly resulting from lower staffing levels and a favorable currency impact. Variable compensation decreased $19.6 million and $78.8 million. The decrease for the nine months ended June 30, 2009 was partially offset by severance costs of $36.8 million related to reductions to our global workforce of approximately 10% announced during the first half of the current fiscal year.

The decreased expenses during the three and nine months ended June 30, 2009 reflect in part some of the actions we have taken to contain costs, including reducing variable compensation and not providing annual merit salary increases. As of June 30, 2009, we had approximately 7,800 employees, a decrease from approximately 9,000 at June 30, 2008.

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

Information Systems, Technology and Occupancy

Information systems, technology and occupancy costs decreased for the three and nine months ended June 30, 2009 primarily due to lower costs incurred for external data services, technology consulting, technology supplies, and occupancy. The lower costs resulted in part from our cost reduction efforts to defer non-business critical initiatives and to reduce expenditures for contractors and professional fees.

Details of capitalized information systems and technology costs, which exclude occupancy costs, are shown below.

(in millions)	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Net carrying value at beginning of period	$67.9	$63.6	$66.5	$61.6
Additions during period, net of disposals and other adjustments	4.9	9.2	22.3	24.7
Amortization during period	(7.9)	(6.6)	(23.9)	(20.1)

Net Carrying Value at End of Period	$64.9	$66.2	$64.9	$66.2

Advertising and Promotion

Advertising and promotion expenses decreased for the three and nine months ended June 30, 2009 primarily due to $6.7 million and $24.7 million decreases in marketing support payments to intermediaries resulting from lower product sales and assets under management. Also contributing to the decrease were lower advertising, sales promotions and travel expenses primarily as a result of our global cost reduction initiatives.

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

Amortization of deferred sales commissions decreased for the three and nine months ended June 30, 2009 mainly due to lower product sales with up-front commissions, primarily related to U.S. funds.

Other Operating Expenses

Other operating expenses primarily consist of professional fees, fund administration services and shareholder servicing fees payable to external parties, corporate travel and entertainment, and other miscellaneous expenses.

Other operating expenses decreased for the three and nine months ended June 30, 2009 primarily due to $3.9 million and $15.0 million declines in fund administration services and shareholder servicing fees payable to external parties, which resulted from lower average assets under management, and $2.1 million and $12.9 million decreases in corporate travel and entertainment expenses resulting from our cost reduction initiatives.

Other Income (Expenses)

(in millions)	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Consolidated sponsored investment products gains (losses), net	35.6	(9.0)	(10.1)	(36.0)
Investment and other income (losses), net	52.3	34.0	(26.7)	147.1
Interest expense	(0.2)	(3.3)	(3.5)	(15.3)

Other income (expenses), net	$87.7	$21.7	$(40.3)	$95.8

Other income (expenses) includes net realized and unrealized investment gains (losses) on consolidated sponsored investment products, investment and other income, net and interest expense from our investment management and related services business. Investment and other income, net is comprised primarily of income related to our investments, including interest and dividend income, realized gains and losses on sale of and other-than-temporary impairments from available-for-sale investment securities, income from equity method investees, and foreign currency exchange gains and losses.

Other income (expenses) increased for the three months ended June 30, 2009 primarily due to higher investment valuations during the quarter as market conditions improved. This resulted in a $44.7 million increase in net gains from securities held by our consolidated sponsored investment products, a $39.2 million increase in net income from equity method investees and an $18.7 million increase in net gains on trading investments. The increases in investment gains were partially offset by a $16.4 million decline in interest income and a $9.0 million increase in foreign currency exchange losses.

Other income (expenses) decreased significantly to a net loss position for the nine months ended June 30, 2009, as compared to a net income position in the prior fiscal year, primarily due to lower investment valuations during the first half of the current fiscal year. The significant market downturn resulted in a $54.0 million increase in other-than-temporary impairments in fair value of our available-for-sale investments, a $53.5 million decline in interest income and a $29.9 million increase in net losses on trading investments. These increased losses were partially offset by a $25.9 million decline in net losses from securities held by our consolidated sponsored investment products, resulting from improved market conditions during the most recent quarter.

Our investments in sponsored investment products primarily consist of the initial cash investment for financing the launch of mutual fund and other investment product offerings; however we may also invest in our products for other business reasons. These investments consist of fixed-income, equity and hybrid assets. The market conditions that impact our assets under management similarly affect the investment income earned or losses incurred on our sponsored investment product investments.

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

Our effective income tax rate was 28.07% and 31.91% for the three and nine months ended June 30, 2009, as compared to 27.19% and 27.77% for the same periods in the prior fiscal year. The increases were primarily due to shifts in the mix of pre-tax income from lower tax jurisdictions to higher tax jurisdictions, partially offset by a tax benefit arising from the reconciliation of the provision to the U.S. tax return as filed. The effective income tax rate for future reporting periods will continue to reflect the relative contributions of non-U.S. earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key financial data relating to our liquidity, capital resources and uses of capital.

(in millions)	June 30, 2009	September 30, 2008
Balance Sheet Data
Assets
Liquid assets	$5,642.7	$5,443.6
Cash and cash equivalents	2,370.7	2,527.6
Liabilities
Debt
Commercial paper	$1.4	$13.3
Variable funding notes	—	28.6
Federal Home Loan Bank advances	95.0	109.0
Long-term debt	84.3	118.4

Total debt	$180.7	$269.3

	Nine Months Ended June 30,
(in millions)	2009	2008
Cash Flow Data
Operating cash flows	$489.0	$1,411.5
Investing cash flows	(374.2)	(504.6)
Financing cash flows	(254.6)	(1,441.0)

Liquidity

Liquid assets consist of cash and cash equivalents, current receivables, and current and certain other investments (trading, available-for-sale and other). Cash and cash equivalents include cash on hand, demand deposits with banks, federal funds sold, time deposits, securities of U.S. Treasury and federal agencies and debt instruments with maturities of three months or less at the purchase date and other highly liquid investments, including money market funds, which are readily convertible into cash. Cash and cash equivalents decreased from September 30, 2008 to June 30, 2009 primarily due to net cash used in investing and financing activities. At June 30, 2009, the percentages of cash and cash equivalents held by our U.S. and non-U.S. operations were approximately 58% and 42%, as compared to approximately 51% and 49% at September 30, 2008. The percentages of cash and cash equivalents held by our U.S. operations increased primarily due to dividends received from our foreign subsidiaries, which was partially offset by purchases of investments.

The decrease in total debt outstanding during the nine months ended June 30, 2009 primarily relates to amortization of long-term debt and repayments of variable funding notes.

We experienced a decrease in net cash provided by operating activities during the nine months ended June 30, 2009, as compared to the same period in the prior fiscal year, primarily due to decreases in net income and proceeds from securitization of loans held for sale, partially offset by lower originations of loans held for sale. Net cash used in investing activities decreased during the same period mainly due to a decrease in loans receivable, an increase in liquidation of investments, and a decrease in additions of property and equipment, net, partially offset by an increase in purchases of investments. Net cash used in financing activities decreased during the nine months ended June 30, 2009 primarily due to a decrease in common stock repurchases and a decrease in payments on debt, partially offset by a decrease in proceeds from issuance of debt and a decrease in minority interest cash receipts in our consolidated sponsored investment products.

Capital Resources

During the nine months ended June 30, 2009, we experienced a significant reduction in operating revenues primarily resulting from lower assets under management due to decreased market valuations and customer redemptions. Despite this reduction and current market credit and liquidity conditions, we believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets, continuing cash flows from operations, borrowing capacity under current credit facilities and the ability to issue debt or equity securities.

At June 30, 2009, our current debt consisted of commercial paper with a total face value of $1.4 million that was issued at a weighted-average annualized interest rate of 0.40% and matures during the quarter ending September 30, 2009.

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

At June 30, 2009, our banking/finance segment had $95.0 million of total outstanding FHLB advances. Approximately $53.0 million of these advances mature by June 30, 2010, while the remaining $42.0 million mature from July 2010 through January 2039. These advances had a weighted-average interest rate of 2.07% at June 30, 2009 and are subject to collateralization requirements.

At June 30, 2009, we had $420.0 million in short-term revolving credit facility available under a five-year credit agreement with certain banks and financial institutions expiring on June 9, 2010, $498.6 million of short-term commercial paper remaining available for issuance under an uncommitted $500.0 million private placement program, and $12.9 million available in uncommitted short-term bank lines of credit. The revolving credit facility supports certain of our commercial paper borrowing arrangements and is subject to various financial covenants, including, but not limited to, minimum requirements related to our interest coverage ratio and maintenance of working capital as well as limitations on our capitalization ratio, indebtedness, investments and liens. Interest rates on loans under the revolving credit facility are determined at the time of issuance and depend on the type of loan issued. As of June 30, 2009, there were no amounts outstanding under the revolving credit facility and we were in compliance with the financial covenants related to this facility. In addition, at June 30, 2009, the banking/finance segment had $295.0 million available in uncommitted short-term bank lines of credit under the Federal Reserve system, $247.7 million available in secured Federal Reserve Bank short-term discount window and $31.4 million available in secured FHLB short-term borrowing capacity. At June 30, 2009 and September 30, 2008, loans receivable with aggregate carrying values of $28.2 million and $22.3 million were pledged as collateral for the ability to obtain FHLB advances.

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

We continue to look for opportunities to control our costs and expand our global presence. In this regard, in fiscal year 2005 we entered into a commitment to acquire land and build a campus in Hyderabad, India, to establish support services for several of our global functions. We inaugurated the opening of the campus in January 2007 and completed the construction in March 2009. There were no further financial commitments relating to the construction of the campus since March 31, 2009.

On June 16, 2009, our Board of Directors declared a regular quarterly cash dividend of $0.21 per share payable on July 10, 2009 to stockholders of record on June 30, 2009.

We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is effected through regular open-market purchases and private transactions in accordance with applicable laws and regulations. During the three and nine months ended June 30, 2009, we repurchased 1.7 million and 3.8 million shares of our common stock at a cost of $109.7 million and $218.7 million. The common stock repurchases made as of June 30, 2009 reduced our capital in excess of par value to nil and the excess amount was recognized as a reduction to retained earnings. In March 2009, our Board of Directors authorized the Company to purchase, from time to time, up to an aggregate of 10.0 million shares of its common stock in addition to any remaining shares then available pursuant to the prior existing authorization of our Board of Directors. At June 30, 2009, approximately 11.3 million shares of our common stock remained available for repurchase under our stock repurchase program. Our stock repurchase program is not subject to an expiration date.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Our contractual obligations are summarized in our Form 10-K for the fiscal year ended September 30, 2008. At June 30, 2009, there were no material changes outside the ordinary course in our contractual obligations from September 30, 2008.

We are obligated to cover shortfalls for automobile loan securitization trusts that are structured as qualified special purpose entities in amounts due to holders of asset-backed securities up to certain levels. At June 30, 2009 and September 30, 2008, the maximum potential amounts of future payments related to these guarantees were $7.8 million and $49.0 million. The fair value of the guarantees was recognized as banking/finance liabilities in the condensed consolidated balance sheets and was not significant. During the quarter ended March 31, 2009, we increased the amount of cash on deposit by $31.9 million as a letter of credit provider for the securitization trusts no longer met an eligibility requirement of the credit enhancements. As a result, the maximum potential amounts of future payments related to the guarantees were reduced by the same amount.

At June 30, 2009, the banking/finance operating segment had issued financial standby letters of credit totaling $6.7 million on which beneficiaries would be able to draw upon in the event of non-performance by our customers, primarily in relation to lease and lien obligations of these banking customers. These standby letters of credit were secured by marketable securities with a fair value of $9.6 million at June 30, 2009.

OFF-BALANCE SHEET ARRANGEMENTS

We hold a 49% ownership interest in LFL and LAFL and we account for the ownership interest in these companies using the equity method of accounting. We record these investments at their carrying values as investments in equity method investees and other in non-current assets in our condensed consolidated balance sheets. At June 30, 2009, LFL had approximately $2.5 million in total assets and our exposure to loss related to LFL was limited to the carrying value of our investment totaling approximately $1.2 million. At June 30, 2009, LAFL had approximately $161.6 million in total assets and our maximum exposure to loss related to LAFL totaled approximately $79.2 million. The maximum exposure to loss related to LAFL is limited to the carrying value of our investment and 49% of the liabilities of LAFL. We recognized total pre-tax income of approximately $4.6 million and $1.7 million for our share of LFL’s and LAFL’s net income for the three and nine months ended June 30, 2009. We have not provided financial or other support to LFL or LAFL during these periods. Due to our significant interest in LAFL, we continue to carry on our balance sheet the DCA generated in the United States and the financing liability for the related future revenue originally sold to LFL and transferred to LAFL by Franklin/Templeton Distributors, Inc. until these assets are amortized or sold by LAFL. Neither we nor our distribution subsidiaries retain any direct ownership interest in the future revenue sold, and, therefore, the future revenue is not available to satisfy claims of our creditors or those of our distribution subsidiaries.

Our banking/finance operating segment periodically enters into automobile loan securitization transactions with qualified special purpose entities, which then issue asset-backed securities to private investors. Our main objective in entering into these securitization transactions is to obtain financing for automobile loan activities. Securitized loans held by the securitization trusts totaled $619.0 million at June 30, 2009 and $851.8 million at September 30, 2008.

We, in our role as agent or trustee, facilitate the settlement of investor share purchase, redemption, and other transactions with affiliated mutual funds. We are appointed by the affiliated mutual funds as agent or trustee to manage, on behalf of the affiliated mutual funds, bank deposit accounts that contain only (i) cash remitted by investors to the affiliated mutual funds for the direct purchase of fund shares, or (ii) cash remitted by the affiliated mutual funds for direct delivery to the investors for either the proceeds of fund shares liquidated at the investors’ direction, or dividends and capital gains earned on fund shares. As of June 30, 2009 and September 30, 2008, we held cash of approximately $112.4 million and $185.7 million off-balance sheet in agency or trust for investors and the affiliated mutual funds.

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

Investment Securities, Trading consist primarily of securities held by consolidated sponsored investment products, non-consolidated sponsored investment products held for trading purposes, and the retained subordinated securities and residual interests from securitization transactions. The fair value of securities held by consolidated sponsored investment products is primarily determined using quoted market prices, or independent third-party broker or dealer price quotes. These securities are primarily classified as Level 1 or Level 2. The fair value of non-consolidated sponsored investment products held for trading purposes is determined based on the published net asset values of the sponsored investment products, and they are classified as Level 1. The fair value of retained subordinated securities from securitization transactions is determined using independent third-party broker or dealer price quotes, and these securities are classified as Level 2. The broker or dealer price quotes are evaluated for reasonableness based upon the performance of the underlying loans and comparable transaction pricing in the securitization market. The fair value of the residual interests currently is determined using unobservable inputs and classified as Level 3, and is more fully described below.

Investment Securities, Available-for-Sale consist primarily of non-consolidated sponsored investment products and debt securities including U.S. government-sponsored enterprise obligations, securities of U.S. states and political subdivisions, securities of the U.S. Treasury and federal agencies, and corporate debt securities. The fair value of non-consolidated sponsored investment products is determined based on the published net asset values of the sponsored investment products, and they are classified as Level 1. The fair value of the debt securities is determined using quoted market prices or independent third-party broker or dealer price quotes, which are evaluated for reasonableness, and they are generally classified as Level 2, except for certain U.S. Treasury securities which are classified as Level 1.

At June 30, 2009, Level 3 assets represented approximately 1.6% of total assets measured at fair value, and there were no Level 3 liabilities measured at fair value. There were immaterial transfers into Level 3 during the three and nine months ended June 30, 2009. The following is a description of the Level 3 assets measured at fair value and the fair value methodologies used.

Residual interests from securitization transactions consist of interest-only strips receivable and cash on deposit. The residual interests, which are classified as trading investment securities, are backed by prime, non-prime and sub-prime automobile loans issued from March 1999 to April 2008. The fair value of the residual interests is estimated using discounted cash flow analyses. Key inputs to the analysis include the excess cash flow discount rate, cumulative life loss rate, expected weighted-average life and prepayment speed assumption. We develop our key inputs using our actual portfolio experience and recent market activity for similar transactions. The residual interests are classified as Level 3 as at least one of the significant inputs used in the fair valuation is not observable because recent economic events have significantly reduced the number of comparable securitization transactions. During the three and nine months ended June 30, 2009, we recognized $0.8 million and $44.5 million of write-downs to the residual interests primarily due to an increase in the cumulative life loss rate, partially offset by a decrease in the excess cash flow discount rate. We increased the cumulative life loss rate assumption from a range of 2.1% to 5.7% at September 30, 2008 to a range of 2.4% to 9.9% at March 31, 2009 to a range of 2.4% to 11.3% at June 30, 2009 to reflect increases in experienced and expected losses. This resulted in an increase in the weighted-average assumption for the cumulative life loss rate from 4.2% at September 30, 2008 to 6.9% at March 31, 2009 to 7.3% at June 30, 2009. The excess cash flow discount rate increased from 19.8% at September 30, 2008 to 23.6% at March 31, 2009, and subsequently decreased to 17.1% at June 30, 2009 as a result of the changing liquidity premium in the securitization market. The key assumptions and the sensitivity of the fair value of the residual interests to an immediate adverse change in those assumptions are shown in Note 8 – Securitization of Loans Held for Sale to the condensed consolidated financial statements in Part I, Financial Statements of this Form 10-Q.

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

Investments are evaluated for other-than-temporary impairment in value on a quarterly basis when the cost of an investment exceeds its fair value. For available-for-sale equity securities, we consider many factors, including the severity and duration of the decline in the fair value below cost, our intent and ability to hold the security for a period of time sufficient for an anticipated recovery in fair value, and the financial condition and specific events related to the issuer. When an impairment of an available-for-sale equity security is determined to be other-than-temporary, we recognize the impairment in earnings. For available-for-sale debt securities, if we intend to sell or it is more likely than not that we will be required to sell a security before recovery of its amortized cost, we record the entire impairment in earnings. If we do not intend to sell or it is not more likely than not that we will be required to sell the security before anticipated recovery of its amortized cost, we separate the impairment into the amount of the total impairment related to the credit loss and the amount of the total impairment related to all other factors. The credit loss component is the difference between the security’s amortized cost and the present value of the expected cash flows. The credit loss component is recognized in earnings and the losses related to all other factors are recognized in other comprehensive income. While we believe that we have accurately estimated the amount of other-than-temporary impairment in our portfolio, different assumptions could result in changes to the recorded amounts in our financial statements.

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

As of October 1, 2008, we performed our annual impairment tests for goodwill and indefinite-lived intangible assets. We estimated the discounted future cash flows using a 6.0% compounded annual growth rate of assets under management and a discount rate of 14.4%. The fair value of the investment management reporting unit exceeded its carrying value by more than 100%. The fair values of our indefinite-lived intangible assets exceeded their respective carrying values by more than 70%.

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

We subsequently monitor the market conditions and their potential impact on the assumptions used in the annual impairment calculations of fair value to determine whether circumstances have changed that would more likely than not reduce the fair value of our reporting unit below the carrying value, or indicate that our indefinite-lived intangible assets might be impaired. We consider, among other things, changes in our assets under management and pre-tax profit margin amounts, which affect our revenue growth rate assumptions, by assessing whether these changes would impact the reasonableness of the assumptions used in our impairment test as of October 1, 2008. We also monitor fluctuations of our common stock per share price to evaluate our market capitalization relative to our reporting unit as a whole. During the nine months ended June 30, 2009, there were no impairments to goodwill or indefinite-lived intangible assets as we determined no events occurred or circumstances changed that would more likely than not reduce the fair value of our reporting unit below the carrying value, or indicate that our indefinite-lived intangible assets might be impaired.

We completed our annual goodwill impairment test as of October 1 of each year since the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”. During the quarter ended March 31, 2009, we changed our annual impairment test date from October 1 to August 1 of each year. We believe the August 1 date better aligns our annual goodwill impairment test with our fourth quarter budget data developed in connection with the budgeting process that takes place in July and August. In addition, the annual impairment test would be completed during our fourth fiscal quarter using the most recent financial information such that the results would better reflect the fiscal year being reported. This change to the date of our annual goodwill impairment test constitutes a change in the method of applying an accounting principle as discussed in SFAS No. 154, “Accounting Changes and Error Corrections”. We believe that this change in accounting principle is preferable. We filed a letter of preferability from our independent registered public accounting firm regarding this change in accounting principle as an exhibit to our Form 10-Q for the quarter ended March 31, 2009.

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

As of June 30, 2009, approximately 57% of our definite-lived intangible assets related to investment management contracts of Fiduciary Trust Company International (“FTCI”) high net-worth accounts. We estimated the future undiscounted cash flows for the contracts using assets under management growth rate of 0.3%-0.4% and the future discounted cash flows using a discount rate of 14.5%. We did not recognize an impairment loss because the fair value of the contracts exceeded their carrying value. As of June 30, 2009, a decline in our assets under management of approximately 30% could cause our FTCI high net-worth management contracts to be impaired.

The undiscounted future cash flow projections for the remaining 43% of our definite-lived intangible assets exceeded their respective carrying values by more than 30%. We estimated the undiscounted future cash flows using assets under management growth rates ranging from (5.7)% to 6.0%, depending on the type of management contracts. As of June 30, 2009, a decline in our assets under management of approximately 40% could cause us to evaluate whether the fair value of our other definite-lived intangible assets is below the asset carrying value.

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

Assets under management is calculated for our sponsored investment products using fair value methods derived primarily from unadjusted quoted market prices, unadjusted independent third-party broker or dealer price quotes in active markets, or adjusted market prices or price quotes. The fair values of securities for which market prices are not readily available are internally valued using various methodologies as appropriate for each security type. Securities for which market prices are not readily available generally represent a de minimus amount of our total assets under management. The pricing of the securities held by our sponsored investment products is governed by a global valuation and pricing policy, which defines valuation and pricing conventions for each security type, including practices for responding to unexpected or unusual market events. While the recent economic events and financial market declines have increased market price volatility, the fair value of the majority of the securities held by the sponsored investment products continue to be derived from readily available market price quotations.

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

As a multinational corporation, we operate in various locations outside the United States and generate earnings from our non-U.S. subsidiaries. We indefinitely reinvest the undistributed earnings of our non-U.S. subsidiaries, except for Subpart F income taxed in the U.S., subject to regulatory or contractual repatriation restrictions or contractual repatriation requirements, and the excess net earnings after debt service payments and regulatory capital requirements of our Canadian and United Kingdom consolidated subsidiaries. As a result, we have not recognized a provision for U.S. income taxes and a deferred income tax liability on $3.3 billion of cumulative undistributed foreign earnings that are indefinitely reinvested at June 30, 2009. Changes to our policy of reinvestment or repatriation of non-U.S. earnings may have a significant effect on our financial condition and results of operations.

Loss Contingencies

We are involved in various lawsuits and claims encountered in the normal course of business. When such a matter arises and periodically thereafter, we consult with our legal counsel and evaluate the merits of the claims based on the facts available at that time. In management’s opinion, an adequate accrual has been made as of June 30, 2009 to provide for probable losses that may arise from these matters for which we could reasonably estimate an amount. See also Note 11 – Commitments and Contingencies in the Notes to condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q.

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

Based on our evaluation, we believe we were not the primary beneficiary of VIEs and, as a result, did not consolidate these entities as of and for the three and nine months ended June 30, 2009. While we believe that our evaluation was appropriate, future changes in estimates, judgments, and assumptions may affect whether certain related entities require consolidation in our financial statements under FIN 46R.

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

Our investment management business operations are complex and a failure to properly perform operational tasks or the misrepresentation of our products and services could have an adverse effect on our revenues and income. Through our subsidiaries, we provide investment management and related services to various investment companies, funds, private, institutional, high net-worth and separately-managed accounts (collectively, our “sponsored investment products”). Our investment management and related services include fund administration, shareholder services, transfer agency, underwriting, distribution, custodial, trustee and other fiduciary services. In order to be competitive, we must properly perform our fund and portfolio administration and related responsibilities, including portfolio recordkeeping and accounting, security pricing, corporate actions, investment restrictions compliance, daily net asset value computations, account reconciliations, and required distributions to fund shareholders. In addition, the intentional or unintentional misrepresentation of our products and services in advertising materials, public relations information or other external communications could adversely affect our reputation and business prospects. Further, certain of our subsidiaries may act as general partner for various investment partnerships, which may subject them to liability for the partnerships’ liabilities. If we fail to properly perform and monitor our investment management operations, our business could suffer and our revenues and income could be adversely affected.

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

Our revenues, earnings, and income could be adversely affected if the terms of our management agreements are significantly altered or these agreements are terminated by the funds and other sponsored investment products we advise. Our revenues are dependent on fees earned under investment management and related services agreements that we have with the funds and other sponsored investment products we advise. These revenues could be adversely affected if these agreements are altered significantly or terminated. The decline in revenue that might result from alteration or termination of our investment management services agreements could have a material adverse impact on our earnings or income.

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

At June 30, 2009, we have considered the potential impact of a 2% movement in market interest rates on interest earning assets, net of interest-bearing liabilities of our banking/finance segment, total debt outstanding and our portfolio of debt securities. Based on our analysis, we do not expect that this change would have a material impact on our operating revenues or results of operations in the next twelve months, for each of these categories or in the aggregate.

We are subject to foreign currency exchange risk through our international operations. While we operate primarily in the United States, we also provide services and earn revenues in The Bahamas, Asia-Pacific, Canada, Europe, Latin America and Africa. Our exposure to foreign currency exchange risk is minimized in relation to our results of operations since a significant portion of these revenues are denominated in U.S. dollars. This situation may change in the future as our business continues to grow outside the United States and expenses incurred denominated in foreign currencies increase. Our exposure to foreign currency exchange risk in relation to our balance sheet mostly relates to cash and cash equivalents and investments that are denominated in foreign currencies, primarily in Euro, Pound Sterling, Indian Rupee, Canadian Dollar, and Korean Won. These assets accounted for approximately 12% of the total cash and cash equivalents and investments at June 30, 2009. We do not use derivative financial instruments to manage foreign currency exchange risk exposure. As a result, both positive and negative currency fluctuations against the U.S. dollar may affect our results of operations and accumulated other comprehensive income.

We are exposed to market valuation risks related to securities we hold that are carried at fair value and securities held by sponsored investment products that we consolidate, which are also carried at fair value.

The following table summarizes the effect of a 10% increase or decrease in the carrying values of our financial instruments that are subject to market valuation risks at June 30, 2009.

(in thousands)	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Current
Investment securities, trading	$507,467	$558,214	$456,720
Investment securities, available-for-sale	1,565,610	1,722,171	1,409,049

Total Current	$2,073,077	$2,280,385	$1,865,769

Banking/Finance
Investment securities, trading	$87,823	$96,605	$79,041
Investment securities, available-for-sale	492,457	541,703	443,211

Total Banking/Finance	$580,280	$638,308	$522,252

Non-Current
Investment securities, available-for-sale	$134,438	$147,882	$120,994

Total	$2,787,795	$3,066,575	$2,509,015

To mitigate the market valuation risks, we maintain a diversified investment portfolio and, from time to time, we may enter into derivative agreements. Our exposure to these risks is also minimized as we sponsor a broad range of investment products in various global jurisdictions, which allows us to mitigate the impact of changes in any particular market(s) or region(s).

Our cash and cash equivalents and total investment portfolio by investment objective were as follows:

(dollar amounts in thousands)	June 30, 2009	Percent of Total	September 30, 2008	Percent of Total
Cash and Cash Equivalents	$2,370,665	43%	$2,527,552	48%

Investment Securities
Fixed-Income
Tax-free	127,075	2%	165,165	3%
Taxable
Domestic (U.S.)	1,783,222	32%	667,519	13%
Global/international	413,083	8%	288,674	6%

Total fixed-income	2,323,380	42%	1,121,358	22%
Hybrid	66,333	1%	78,363	1%
Equity
Domestic (U.S.)	91,472	2%	80,707	2%
Global/international	306,610	5%	263,938	5%

Total equity	398,082	7%	344,645	7%

Total Investment Securities	2,787,795	50%	1,544,366	30%
Other[1]	388,916	7%	1,164,904	22%

Total Cash and Cash Equivalents and Investments	$5,547,376	100%	$5,236,822	100%

1 Includes investments in equity method investees and other investments.

Investments categorized as investment securities, trading in our consolidated balance sheets which are securities held by consolidated sponsored investment products are generally assigned a classification in the table presented above based on the investment objective of the consolidated sponsored investment products holding the trading securities.

Item 4. Controls and Procedures.

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2009. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of June 30, 2009 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our investment management business operations are complex and a failure to properly perform operational tasks or the misrepresentation of our products and services could have an adverse effect on our revenues and income. Through our subsidiaries, we provide investment management and related services to various investment companies, funds, private, institutional, high net-worth and separately-managed accounts (collectively, our “sponsored investment products”). Our investment management and related services include fund administration, shareholder services, transfer agency, underwriting, distribution, custodial, trustee and other fiduciary services. In order to be competitive, we must properly perform our fund and portfolio administration and related responsibilities, including portfolio recordkeeping and accounting, security pricing, corporate actions, investment restrictions compliance, daily net asset value computations, account reconciliations, and required distributions to fund shareholders. In addition, the intentional or unintentional misrepresentation of our products and services in advertising materials, public relations information or other external communications could adversely affect our reputation and business prospects. Further, certain of our subsidiaries may act as general partner for various investment partnerships, which may subject them to liability for the partnerships’ liabilities. If we fail to properly perform and monitor our investment management operations, our business could suffer and our revenues and income could be adversely affected.

Our revenues, earnings, and income could be adversely affected if the terms of our management agreements are significantly altered or these agreements are terminated by the funds and other sponsored investment products we advise. Our revenues are dependent on fees earned under investment management and related services agreements that we have with the funds and other sponsored investment products we advise. These revenues could be adversely affected if these agreements are altered significantly or terminated. The decline in revenue that might result from alteration or termination of our investment management services agreements could have a material adverse impact on our earnings or income.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to the shares of the Company’s common stock we repurchased during the three months ended June 30, 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2009 through April 30, 2009	297,600	$57.20	297,600	12,648,243
May 1, 2009 through May 31, 2009	585,640	$62.03	585,640	12,062,603
June 1, 2009 through June 30, 2009	778,368	$72.40	778,368	11,284,235

Total	1,661,608		1,661,608

Under our stock repurchase program, we can repurchase shares of the Company’s common stock from time to time in the open market and in private transactions in accordance with applicable laws and regulations, including without limitation applicable federal securities laws. From time to time we have announced the existence of and updates to the Company’s continuing policy of repurchasing shares of our common stock, including the most recent announcements made in January 2008 and March 2009. In March 2009, our Board of Directors authorized the repurchase of up to an aggregate of 10.0 million additional shares of our common stock under our stock repurchase program. At June 30, 2009, approximately 11.3 million shares of our common stock remained available for repurchase under our stock repurchase program. Our stock repurchase program is not subject to an expiration date. There were no unregistered sales of equity securities during the period covered by this report.

Item 6. Exhibits.

Exhibit No.	Description
Exhibit 3(i)(a)	Registrant’s Certificate of Incorporation, as filed November 28, 1969, incorporated by reference to Exhibit (3)(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (File No. 001-09318) (the “1994 Annual Report”).

Exhibit 3(i)(b)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed March 1, 1985, incorporated by reference to Exhibit (3)(ii) to the 1994 Annual Report.

Exhibit 3(i)(c)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed April 1, 1987, incorporated by reference to Exhibit (3)(iii) to the 1994 Annual Report.

Exhibit 3(i)(d)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed February 2, 1994, incorporated by reference to Exhibit (3)(iv) to the 1994 Annual Report.

Exhibit 3(i)(e)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed on February 4, 2005, incorporated by reference to Exhibit (3)(i)(e) to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318).

Exhibit 3(ii)	Registrant’s Amended and Restated By-laws (as adopted December 12, 2008 and effective March 11, 2009), incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on December 17, 2008 (File No. 001-09318).

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes, tagged as blocks of text (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.
(Registrant)

Date: August 7, 2009	By:	/S/ KENNETH A. LEWIS
Kenneth A. Lewis
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
Exhibit 3(i)(a)	Registrant’s Certificate of Incorporation, as filed November 28, 1969, incorporated by reference to Exhibit (3)(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (File No. 001-09318) (the “1994 Annual Report”).

Exhibit 3(i)(b)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed March 1, 1985, incorporated by reference to Exhibit (3)(ii) to the 1994 Annual Report.

Exhibit 3(i)(c)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed April 1, 1987, incorporated by reference to Exhibit (3)(iii) to the 1994 Annual Report.

Exhibit 3(i)(d)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed February 2, 1994, incorporated by reference to Exhibit (3)(iv) to the 1994 Annual Report.

Exhibit 3(i)(e)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed on February 4, 2005, incorporated by reference to Exhibit (3)(i)(e) to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318).

Exhibit 3(ii)	Registrant’s Amended and Restated By-laws (as adopted December 12, 2008 and effective March 11, 2009), incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on December 17, 2008 (File No. 001-09318).

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes, tagged as blocks of text (furnished herewith).