Form 10-K
period 2009-09-30
FRANKLIN RESOURCES INC
filed 2009-11-24
CIK 38777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

or

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

                    ☐  YES    ☒  NO

The aggregate market value of the voting common equity (“common stock”) held by non-affiliates of the registrant, as of March 31, 2009 (the last business day of registrant’s second quarter of fiscal year 2009), was approximately $8.2 billion based upon the last sale price reported for such date on the New York Stock Exchange. For purposes of this calculation, shares of common stock held or controlled by executive officers and directors of the registrant and by persons who hold more than 5% of the outstanding shares of common stock have been treated as shares held by affiliates. However, such treatment should not be construed as an admission that any such person is an “affiliate” of the registrant. The registrant has no non-voting common equity.

Number of shares of the registrant’s common stock outstanding at October 31, 2009: 229,249,998.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the registrant’s definitive proxy statement for its annual meeting of stockholders, to be filed with the Securities and Exchange Commission within 120 days after September 30, 2009, are incorporated by reference into Part III of this report.

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

GENERAL

Franklin Resources, Inc. (“Franklin”) is a holding company that, together with its various subsidiaries (collectively, the “Company”), is referred to as Franklin Templeton Investments®, a global investment management organization offering investment choices under the Franklin®, Templeton®, Mutual Series®, Bissett®, Fiduciary™ and Darby® brand names. Franklin is regulated as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and has elected to be a financial holding company under the Gramm-Leach-Bliley Act (the “GLB Act”). The common stock of Franklin is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “BEN”, and is included in the Standard & Poor’s 500 Index. In this report, words such as “we”, “us”, “our” and similar terms refer to the Company. When used in this report, unless the context otherwise makes clear, our “funds” means all of the Franklin, Templeton, Mutual Series and Bissett mutual funds.

In our primary business and operating segment, investment management and related services, we provide services to investment funds and institutional, high net-worth and separately-managed accounts (collectively, our “sponsored investment products”) in the United States (“U.S.”) and internationally. As of September 30, 2009, we had $523.4 billion in assets under our management with approximately 21.4 million billable shareholder accounts worldwide. Our investment management and related services include fund administration, shareholder services, transfer agency, underwriting, distribution, custodial, trustee and other fiduciary services. Our sponsored investment products include a broad range of equity, hybrid, fixed-income and cash management funds and accounts. Cash management funds consist of U.S.-registered money market funds and non-U.S.-registered funds with similar investment objectives. We also manage certain sub-advised investment products, some of which may be sold to the public under our brand names.

The investment funds that we manage have various investment objectives designed to meet the needs and goals of different investors. Most of the investment funds we manage are mutual funds, also known as open-end funds that continuously offer their shares to investors. We also offer closed-end funds that issue a set number of shares to investors in a public offering and the shares are then traded on a public stock exchange. The funds themselves do not have direct employees. To support their operations, the funds contract with separate entities to provide investment management, administrative, custody, transfer agency, operational and other services required by the fund. An investment advisory entity would manage a fund’s portfolio of securities in accordance with the fund’s stated objectives. Investors may purchase shares of a closed-end fund on the stock exchange where the fund is traded, while investors may purchase shares of an open-end fund through a broker/dealer, bank or other intermediary which may provide investment advice to the investor. An open-end fund will typically pay fees to distributors that market and distribute the fund’s shares to broker/dealers who sell the shares directly to investors. Broker/dealers and other intermediaries may earn commissions and receive other compensation with respect to the shares sold to investors.

In our secondary business and operating segment, banking/finance, we provide clients with select retail banking, private banking and consumer lending services through our bank subsidiaries.

When the fiscal year ended September 30, 2009 (“fiscal year 2009”) began, global markets were experiencing unprecedented volatility, and, although the financial markets began to show stabilization and improvement as the fiscal year came to an end, an uncertain business climate is forecast for the foreseeable future. We continue to focus on the investment performance of our sponsored investment products and to seek to provide high quality customer service to our clients. The success of these and other strategies may be affected by the factors discussed below in Item 1A Risk Factors of this Annual Report, and other factors as discussed herein.

COMPANY HISTORY AND ACQUISITIONS

The Company and its predecessors have been engaged in the investment management and related services business since 1947. Franklin was incorporated in Delaware in November 1969. We originated our mutual fund business with the Franklin family of funds, which is now known as the Franklin Funds. We expanded our business, in part, by acquiring companies engaged in the investment management and/or related services business.

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

We acquired all of the outstanding shares of Bissett & Associates Investment Management Ltd. (“Bissett”) in October 2000. Bissett now operates as part of our Canadian subsidiary, Franklin Templeton Investments Corp. With the acquisition of Bissett, we added Bissett’s family of mutual funds to our then existing Canadian based funds (some of which we previously acquired as part of the Templeton family of funds) and expanded our investment management services throughout Canada to a broad range of clients, including institutional clients such as pension plans, municipalities, universities, charitable foundations and private clients.

In April 2001, we acquired Fiduciary Trust Company International (“Fiduciary Trust”), a bank organized under the New York State Banking Law. Following the acquisition, Fiduciary Trust became a wholly-owned subsidiary of Franklin. Fiduciary Trust provides investment management and related services to institutional clients and high net-worth families and individuals. With the acquisition of Fiduciary Trust, we also added Fiduciary Trust’s mutual funds to our product line.

In July 2002, our subsidiary, Franklin Templeton Asset Management (India) Private Limited (“FTAMIPL”), acquired all of the outstanding shares of Pioneer ITI AMC Limited (“Pioneer”). In April 2007, we completed the purchase of the remaining 25% interest in each of FTAMIPL and Franklin Templeton Trustee Services Private Limited, each located in India. We are currently one of the largest private sector asset managers in India.

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

LINES OF BUSINESS

I.	Investment Management and Related Services

We derive substantially all of our revenues from providing investment management and related services to our sponsored investment products and the sub-advised accounts that we manage. Our revenues depend to a large extent on the amount of assets under management and the types of investment management services provided. Underwriting and distribution fees, also a large source of our revenues, consist of sales charges and commissions derived from sales of our sponsored investment products and distribution fees.

Our investment management business is primarily conducted through our subsidiaries, including through subsidiaries registered with the United States Securities and Exchange Commission (the “SEC”) as investment advisers under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), subsidiaries registered as equivalent investment advisers in jurisdictions including Australia, Brazil, Canada, Hong Kong, India, Japan, Korea, Singapore, The Bahamas and the United Kingdom (“U.K.”), and certain other subsidiaries.

A.	Assets Under Management (“AUM”)

Fees for providing investment management and related services (“investment management fees”), substantially all of our revenue, are generally based upon the monetary value of assets in the accounts that we advise, the investment category of the account and the types of services that we provide for an account. As of September 30, 2009, the types of assets under management by investment category for the various services described below and held by investors on a worldwide basis were:

Type of Asset	Value in Billions	Percentage of Total AUM
Equity
Growth potential, income potential or various combinations thereof	$247.0	47.2%

Hybrid
Asset allocation, balanced, flexible and income-mixed funds	98.2	18.8%

Fixed-Income
Both long-term and short-term	171.3	32.7%

Cash Management[1]
Short-term liquid assets	6.9	1.3%

Total	$523.4	100.0%

[1]	Includes both U.S.-registered money market funds and non-U.S.-registered funds with similar investment objectives.

Broadly speaking, the change in the net assets of our sponsored investment products depends primarily upon two factors: (1) the increase or decrease in the market value of the securities held in the portfolio of investments; and (2) the level of sales (inflows) as compared to the level of redemptions (outflows). We are subject to the risk of asset volatility, resulting from changes in the financial and equity markets, including changes due to the recent volatility in global financial markets. In addition, because we generally derive higher revenues and income from our equity assets, a shift in assets from equity to fixed-income or hybrid funds reduces total revenue and, thus, net income. Despite such a risk of volatility, we believe that we are more competitive as a result of the greater diversity of our sponsored investment products available to our customers.

B.	Types of Investment Management and Related Services

1.	Investment Management Services

We provide investment management services pursuant to agreements in effect with each of our sponsored investment products, which include U.S.-registered open-end and closed-end funds (“U.S. Funds”), non-U.S.-registered funds (“Non-U.S. Funds”), unregistered funds, institutional, high net-worth and separately-managed accounts, and the sub-advised accounts that we manage. Investment management services include services to managed accounts with full investment discretion, and to advisory accounts with no investment discretion. Advisory accounts for which we do not have investment discretion may or may not include the authority to trade for the account. Our investment management services include fundamental investment research and valuation analyses, including original economic, political, industry and company research, and analyses of suppliers, customers and competitors. Our company research includes the utilization of such sources as company public records and activities, management interviews, company prepared information, and other publicly available information, as well as company visits and inspections. In addition, research services provided by brokerage firms are used to support our findings. Our management fee on an account varies, among other things, upon the types of services that we provide for the account.

Our subsidiaries providing discretionary investment management services for our sponsored investment products and sub-advised accounts either perform or obtain investment research and determine which securities the sponsored investment products or sub-advised accounts will purchase, hold or sell under the supervision and oversight of the funds’ boards of directors or trustees, if applicable. In addition, these subsidiaries take all appropriate steps to implement such decisions, including arranging for the selection of brokers and dealers and the execution and settlement of trades in accordance with detailed criteria set forth in the management agreement for each account, internal policies, and applicable law and practice. Our subsidiaries conducting non-discretionary investment management services perform investment research for our clients and recommend which securities the clients will purchase, hold or sell. In such cases, the subsidiaries may or may not perform trading activities for the products.

The funds themselves do not have direct employees. Through our subsidiaries, we provide and pay the salaries of personnel who serve as officers of our funds, including the administrative personnel necessary to conduct such funds’ day-to-day business operations. Our subsidiaries either provide or arrange for the provision of: office space, telephone, office equipment and supplies; trading desk facilities (unless these facilities are provided by another subsidiary); authorization of expenditures and approval of bills for payment; preparation of annual and semi-annual reports to fund shareholders, notices of dividends, capital gains distributions and tax credits, and other regulatory reports; the daily pricing of fund investment portfolios, including collecting quotations from pricing services; accounting services, including preparing and supervising publication of daily net asset value quotations, periodic earnings reports and other financial data; services to ensure compliance with securities regulations, including recordkeeping requirements; preparation and filing of tax reports; the maintenance of accounting systems and controls; and other administrative services. In some cases our subsidiaries are compensated, based on a percentage of assets under management, under separate administration agreements with the funds. In other cases, our investment management subsidiary compensates our subsidiaries from fees received from our funds and clients. The funds generally pay their own expenses, such as external legal, custody and independent audit fees, regulatory registration fees, and other related expenses. The funds also share in board and shareholder meeting and reporting costs.

For the most part, the investment management agreements for our U.S. Funds must be renewed each year (after an initial two-year term), and must be specifically approved at least annually by a vote of each fund’s board of directors or trustees as a whole and separately by the directors/trustees that are not interested persons of such fund under the Investment Company Act of 1940 (the “Investment Company Act”), or by a vote of the holders of a majority of such fund’s outstanding voting securities.

Under the majority of investment management agreements, the funds pay us a monthly fee in arrears based upon a fund’s average daily net assets. Annual fee rates under the various global investment management agreements generally range from 0.15% to a maximum of 2.50% and are often reduced as net assets exceed various threshold levels.

We use a “master/feeder” fund structure in certain situations. This structure allows an investment adviser to manage a single portfolio of securities at the “master fund” level and have multiple “feeder funds” that invest all of their respective assets into the master fund. Individual and institutional shareholders invest in the “feeder funds”, which can offer a variety of service and distribution options. A management fee typically is charged at the master fund level and administrative and shareholder servicing fees are charged at the feeder fund level, although with certain funds, all fees may be charged at the feeder fund level.

Each U.S. investment management agreement between certain of our subsidiaries and each U.S. Fund automatically terminates in the event of its “assignment”, as defined in the Investment Company Act. In addition, either party may terminate the agreement without penalty after written notice ranging from 30 to

60 days. If agreements representing a significant portion of our assets under management were terminated, it would have a material adverse impact on us.

Our investment management agreements generally permit us to provide investment management services to more than one fund and to other clients so long as our ability to render services to each of the funds is not impaired, and so long as purchases and sales of portfolio securities for various advised funds are made on an equitable basis.

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

Our non-U.S. Funds, unregistered funds, institutional, high net-worth and separately-managed accounts, and the sub-advised accounts that we manage, have various termination rights and review and renewal provisions.

2.	Underwriting and Distribution

A significant portion of our revenues under the investment management and related services operating segment are generated from providing underwriting and distribution services. Franklin/Templeton Distributors, Inc. (“FTDI”), a wholly-owned subsidiary of Franklin, acts as the principal underwriter and distributor of shares of most of our open-end U.S. Funds. Certain of our non-U.S. subsidiaries provide underwriting and distribution services to our Non-U.S. Funds distributed outside the United States. Some of our Non-U.S. Funds, particularly the Luxembourg-domiciled Franklin Templeton Investment Funds Société d’Investissement à Capital Variable (“SICAV”), are distributed globally on a cross-border basis, while others are distributed exclusively in local markets. We earn underwriting and distribution fees primarily by distributing the funds pursuant to distribution agreements between FTDI or such non-U.S. subsidiaries and the funds. Under each distribution agreement, we offer and sell the fund’s shares on a continuous basis and pay certain costs associated with underwriting and distributing the fund’s shares, including the costs of developing and producing sales literature and printing prospectuses, which may be then either partially or fully reimbursed by the funds.

Most of our retail funds are distributed with a multi-class share structure. We adopted this share structure to provide investors with more sales charge alternatives for their investments. Class A shares represent a traditional fee structure whereby, unless the investor qualifies for a sales charge waiver, the investor pays a commission at the time of purchase. Class B shares, which are available in some of our Non-U.S. Funds and in the Section 529 college savings plan that we manage and distribute, have no front-end sales charges, but instead have a declining schedule of sales charges (called contingent deferred sales charges) if the investor redeems within a number of years from the original purchase date. Although our open-end U.S. Funds that had offered Class B shares no longer offer these shares, existing Class B shareholders may continue to exchange shares into Class B shares of different funds and may continue to reinvest dividends on Class B shares in additional Class B shares. Class C shares have no front-end sales charges, but do have a back-end sales charge for redemptions within 12 months from the date of purchase. Class R shares are available for purchase by certain retirement, college savings and health savings plan accounts in the United States only. Outside of the United States, we offer additional share classes in response to local needs.

In the United States, we offer Advisor Class shares in many of our funds, and we offer Class Z shares in the Mutual Series funds, both of which have no sales charges. Franklin Global Trust offers a share class with no sales charge primarily to high net-worth or institutional investors. Advisor and Class Z shares are offered to certain qualified financial intermediaries, institutions and high net-worth clients (both affiliated and unaffiliated) who have assets held in accounts managed by a subsidiary of Franklin and are also available to our full-time employees, current and former officers, trustees and directors. In the United States, we also offer money market funds to investors without a sales charge. Under the terms and conditions described in the prospectuses or the statements of additional information for some funds, certain investors can purchase shares at net asset value or at reduced sales charges. Outside the United States, we offer share classes similar to the Advisor Class shares to certain types of investors, although depending upon the fund and the country(ies) in which the fund is domiciled, the equivalent share class may be offered on a more restrictive or less restrictive basis than the similar U.S. Advisor Class shares.

Some of our insurance product funds offered for sale in the United States offer a four-class share structure, Class 1, Class 2, Class 3 and Class 4 shares, which are offered at net asset value without a sales charge directly to insurance company separate accounts.

Internationally, we offer types of share classes based on the local needs of the investors in a particular market. In the majority of cases, investors in any class of shares may exchange their shares for a like class of shares in another fund, subject to certain fees that may apply. Our Non-U.S. Funds have sales charges and fee structures that vary by region.

The distribution agreements with our open-end U.S. Funds generally provide for FTDI to pay commission expenses for sales of fund shares to qualifying broker/dealers and other intermediaries. These broker/dealers receive various sales commissions and other fees from FTDI for services in matching investors with funds whose investment objectives match such investors’ goals and risk profiles. Broker/dealers may also receive fees for their assistance in explaining the operations of the funds, in servicing the investor’s account, reporting and various other distribution services. Fund shares are sold primarily through a large network of independent intermediaries, including broker/dealers, banks and other similar financial advisers. We are heavily dependent upon these distribution channels and business relationships. FTDI may make payments to certain broker/dealers who provide marketing support services, as described further below. There is increasing competition for access to these channels, which has caused our distribution costs to rise and could cause further increases in the future as competition continues and service expectations increase. As of September 30, 2009, approximately 1,800 local, regional and national securities brokerage firms offered shares of our open-end U.S. Funds for sale to the U.S. investing public, and approximately 3,400 banks, securities firms and financial advisers offered shares of our cross-border Non-U.S. Funds for sale outside of the United States. In the United States, we have approximately 100 general wholesalers who interface with the broker/dealer community.

Most of our open-end U.S. Funds, with the exception of certain of our money market funds as well as certain high net-worth and institutional funds, have adopted distribution plans (the “Plans”) under Rule 12b-1 promulgated under the Investment Company Act (“Rule 12b-1”). The Plans are established for an initial term of one year and, thereafter, must be approved annually by each fund’s board of directors or trustees and by a majority of its directors or trustees who are not interested persons of the fund under the Investment Company Act (the “disinterested fund directors/trustees”). All of these Plans are subject to termination at any time by a majority vote of the disinterested fund directors/trustees or by the particular fund shareholders. Fees from the Plans that FTDI receives as revenue are paid primarily to third-party broker/dealers who provide services to the shareholder accounts and engage in distribution activities. The Plans permit the funds to bear certain expenses relating to the distribution of their shares, such as expenses for marketing, marketing support, advertising, printing and sales promotion, and may provide for the funds to reimburse such expenses that FTDI incurs in distributing the funds, subject to the Plans’ limitations on amounts. Each fund has a percentage limit for these types of expenses based on average daily net assets under management.

Similar arrangements exist with the distribution of our Non-U.S. Funds where, generally, our subsidiary that distributes the funds in the local market arranges for and pays commissions and certain other fees to banks and other intermediaries, a portion of which fees is paid from maintenance fees received by the subsidiary and a portion of which may derive from the management fees paid to our various affiliates by the funds.

Class C shares are generally more costly to us in the year of sale, but they allow us to be competitive by increasing our presence in various distribution channels. Historically, Class B (or equivalent) and certain of our Class C deferred commission assets (“DCA”) arising from our U.S., Canadian and European operations were financed through transfers to or other arrangements with a company in which we held a 49% ownership interest as of September 30, 2009. We are in the process of selling our ownership interests in this company to the holder of the 51% ownership interest and expect to complete this divestiture in the fiscal year ending September 30, 2010 (“fiscal year 2010”). In September 2009, all DCA held by this company was sold to FTDI or the holder of the 51% ownership interest, and repayments to the company under these financing arrangements have been discontinued.

FTDI and/or its affiliates may make the following additional payments to broker/dealers that sell shares of our funds:

Marketing support payments. FTDI may make payments to certain broker/dealers who are holders or dealers of record for accounts in one or more of our open-end U.S. Funds. Consistent with the provisions and limitations set forth in a fund’s Rule 12b-1 Plan, the fund may reimburse a broker/dealer for the cost of some or all of the marketing support payments. A broker/dealer’s marketing support services may include business planning assistance, advertising, educating broker/dealer personnel about the funds and shareholder financial planning needs, placement on the broker/dealer’s list of offered funds, and access to sales meetings, sales representatives and management representatives of the broker/dealer. FTDI compensates broker/dealers differently depending upon, among other factors, sales and asset levels, redemption rates and the level and/or type of marketing and educational activities provided by the broker/dealer. Such compensation may include financial assistance to broker/dealers that enable FTDI to participate in and/or present at conferences or seminars, sales or training programs for invited registered representatives and other employees, client and investor events and other broker/dealer-sponsored events. These payments may vary depending upon the nature of the event. FTDI periodically reviews its marketing support arrangements to determine whether to continue such payments. In the case of any one broker/dealer, marketing support payments may not exceed the sum of 0.08% of that broker/dealer’s current year’s total sales of our U.S. Funds and 0.05% (or 0.03%) of the total assets of equity (or fixed income) of our U.S. Funds attributable to that broker/dealer, on an annual basis. The statement of additional information for each retail U.S. Fund, provided to investors in such funds upon request, provides a list of broker/dealers that receive such marketing support payments. FTDI may also make marketing support payments to financial intermediaries that serve as plan service providers to certain employer sponsored retirement plans. Marketing support or similar payments made to intermediaries located outside the United States, with respect to investments in Non-U.S. Funds, may exceed the above-stated limitations.

Transaction support payments. FTDI may pay ticket charges of up to $20 per purchase or exchange order placed by a broker/dealer or one-time payments for ancillary services, such as setting up funds on a broker/dealer’s fund trading system.

Other payments. From time to time, FTDI, at its expense, may make additional payments to broker/dealers that sell or arrange for the sale of shares of our U.S. Funds. FTDI routinely sponsors due diligence meetings for registered representatives during which they receive updates on various funds and are afforded the opportunity to speak with portfolio managers. Invitation to these meetings is not conditioned on selling a specific number of shares. Those who have shown an interest in our funds, however, are more likely to be considered. To the extent permitted by their firm’s policies and procedures, registered representatives’ expenses in attending these meetings may be covered by FTDI. Similar payments may be made by our internal Non-U.S. Fund distributors, to third party distributors of our non-U.S. Funds.

Other compensation may be offered to the extent not prohibited by federal or state laws or any self-regulatory agency, such as the Financial Industry Regulatory Authority (“FINRA”). FTDI makes payments for events it deems appropriate, subject to FTDI’s guidelines and applicable law.

3.	Shareholder and Transfer Agency Services

One of our subsidiaries, Franklin Templeton Investor Services, LLC (“FTIS”), serves as shareholder servicing and dividend-paying agent for our open-end U.S. Funds. FTIS is registered with the SEC as a transfer agent under the Securities Exchange Act of 1934, as amended. Generally, FTIS is compensated under an agreement with each fund on the basis of an annual per account fee that varies with the fund and the type of services being provided. FTIS also is reimbursed for out-of-pocket expenses. Other subsidiaries provide similar services to our non-U.S. Funds, and in some cases are compensated based on assets under management.

FTIS may also pay servicing fees to third-party intermediaries primarily to help offset costs associated with client account maintenance support, statement preparation and transaction processing. Such third parties: (i) maintain omnibus accounts with the fund in the institution’s name on behalf of numerous beneficial owners of fund shares; or (ii) provide support for fund shareholder accounts by sharing account data with FTIS through the National Securities Clearing Corporation networking system. The funds reimburse FTIS for these third party payments.

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

We provide a broad array of investment management services to institutional clients, focusing on foundations, endowment funds and government and corporate pension funds. Our subsidiaries offer a wide range of both U.S. and international equity, fixed-income and specialty strategies through a variety of investment vehicles, including separate accounts, open-end and closed-end funds and unregistered funds.

We generally operate our institutional business under the trade name “Franklin Templeton Institutional”. Through various legal entities, including Franklin Templeton Institutional, LLC and various non-U.S. subsidiaries, we distribute and market globally the different investment management capabilities of our various investment management subsidiaries under the Franklin, Templeton, Mutual Series, Bissett and Darby brand names. We primarily attract new institutional business through our strong relationships with pension and management consultants and through additional mandates from our existing client relationships.

Our U.S. retirement business is conducted through divisions of FTDI that work closely with sponsors, consultants, record keepers and financial advisors of defined contribution plans, including 401(k) plans, variable annuity products and individual retirement accounts (“IRAs”). We offer our asset management capabilities to the U.S. retirement industry through a number of investment options, including sub-advised portfolios, funds, education savings plans and variable insurance funds.

Through our various subsidiaries, we also market and distribute our sponsored investment products to separately-managed accounts. Our subsidiaries, Franklin Templeton Financial Services Corp. and Templeton/Franklin Investment Services, Inc., also serve as direct marketing broker/dealers for institutional investors for certain of our institutional mutual funds, private investment funds and unregistered funds.

E.	Trust and Custody

Through various trust company subsidiaries, including Fiduciary Trust, we offer a wide range of investment management and related services, including trust services, custody and administration, estate planning, tax planning, and private banking, to high net-worth individuals, families, foundations and institutional clients. In addition, we also offer our clients a series of other services, including foreign exchange, performance measurement and securities lending. We provide planned giving administration and related custody services for non-profit organizations, including pooled income funds, charitable remainder trusts, charitable lead trusts and gift annuities, for which we may or may not act as trustee.

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

G.	Summary of Our Sponsored Investment Products

Our sponsored investment products are offered globally to retail, institutional, high net-worth and separate account clients, which include individual investors, qualified groups, trustees, tax-deferred (such as IRAs in the United States and retirement saving plans, or RSPs, in Canada) or money purchase plans, employee benefit and profit sharing plans, trust companies, bank trust departments and institutional investors. Our sponsored investment products include portfolios managed for some of the world’s largest corporations, endowments, charitable foundations, pension funds, wealthy individuals and other institutions. We use various investment techniques to focus on specific client objectives for these specialized portfolios.

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

Our equity investment products include some that are considered value-oriented, others that are considered growth-oriented, and some that use a combination of growth and value characteristics, generally identified as blend or core products. Value investing focuses on identifying companies that our research analysts and portfolio managers believe are undervalued based on a number of different factors, usually put in the context of historical ratios such as price-to-earnings or price-to-book value; however, we also consider the future earnings potential of each individual company on a multi-year basis. Growth investing focuses on identifying companies that our research analysts and portfolio managers believe have sustainable growth characteristics, meeting our criteria for sustainable growth potential, quality and valuation. In this effort, the key variables we examine include: market opportunity (overall size and growth); competitive positioning of the company; assessment of management (strength, breadth, depth, and integrity) and execution of plans; and the general financial strength and profitability of the enterprise, to determine whether the growth and quality aspects are properly reflected in the current share price. Paramount to all of our different equity products is the incorporation of independent, fundamental research through our own collaborative in-house group of investment professionals. Our approach, across the variety of equity products we manage, emphasizes bottom-up stock selection within a disciplined portfolio construction process, and is complemented by our ongoing assessment of risk at both the security and portfolio levels.

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

As of September 30, 2009 we had $523.4 billion in assets under management. Our open-end U.S. Funds (excluding our insurance products trust) accounted for $273.6 billion of our assets under management. As of September 30, 2009, our five largest open-end U.S. Funds and their net assets under management were Franklin Income Fund ($47.4 billion), Templeton Global Bond Fund ($19.2 billion), Templeton Growth Fund ($18.9 billion), Mutual Global Discovery Fund ($15.1 billion) and Mutual Shares Fund ($15.0 billion). These five funds represented, in the aggregate, approximately 22% of all of our sponsored investment product assets under management.

Franklin Templeton Variable Insurance Products Trust, our insurance products trust, offers 22 funds to U.S. investors, with assets of $27.8 billion as of September 30, 2009. Our insurance products funds are available as investment options through variable insurance contracts and are also sold to certain funds of funds. Most of the insurance products funds have been fashioned after some of our more popular retail U.S. Funds offered to the general public and are managed, in most cases, by the same investment advisors.

We also provide investment management and related services to a number of closed-end investment companies whose shares are traded on various major U.S. stock exchanges. Our closed-end U.S. Funds accounted for $4.2 billion of our assets under management.

In addition, $94.3 billion of our assets under management were held in open-end and closed-end funds that are sold outside of the United States, and whose investment objectives vary, but are largely international and global equity and global fixed-income oriented. We provide investment management, marketing and distribution services to SICAV funds, contract-type funds and umbrella unit trusts organized in Luxembourg and Ireland, respectively, which are distributed in non-U.S. market places, as well as to locally organized funds in various countries outside the United States. In some countries, we offer products for the particular local market. For example, Franklin Templeton Asset Management (India) Private Limited, one of our subsidiaries in India, manages various local open-end and closed-end funds offered to investors in India, with assets under management of $5.9 billion as of September 30, 2009.

Our private investment funds, typically structured as limited partnerships or companies, which include our Darby products, accounted for $2.3 billion of our assets under management.

On a company-wide basis, our institutional, separate, high net-worth and other accounts accounted for $121.2 billion of assets under management.

3.	Open-End U.S. Funds and Non-U.S. Funds

In an effort to address changing market conditions and evolving investor needs, we periodically introduce new funds, merge existing funds or liquidate existing funds. The following table shows the various types of our open-end U.S. Funds and dedicated insurance product funds as of September 30, 2009 categorized by investment classification:

OPEN-END U.S. FUNDS

CATEGORY (and approximate amount of assets under management, as of September 30, 2009) In Billions	INVESTMENT CLASSIFICATION	NO. OF MUTUAL FUNDS	NO. OF INSURANCE PRODUCT FUNDS
I. EQUITY FUNDS ($127.8)

A. Capital Appreciation Funds ($19.1)	Seek capital appreciation; dividends are not a primary consideration.

1. Aggressive Growth Funds	Invest mainly in common stocks of small, growth companies.	4	1

2. Growth Funds	Invest mainly in common stocks of well-established companies.	11	2

3. Sector Funds	Invest mainly in companies in related fields.	6	1

B. World Equity Funds ($72.7)	Invest mainly in stocks of non-U.S. companies.

1. Emerging Market Funds	Invest mainly in companies based in developing regions of the world.	4	1

2. Global Equity Funds	Invest mainly in equity securities traded worldwide, including those of U.S. companies.	11	3

3. International Equity Funds	Invest mainly in equity securities of companies located outside the United States.	6	1

4. Regional Equity Funds	Invest in companies based in a specific part of the world.	5	0

C. Total Return Funds ($36.0)	Seek a combination of current income and capital appreciation.

1. Growth and Income Funds	Invest mainly in common stocks of established companies with the potential for growth and a consistent record of dividend payments.	7	5

2. Income Equity Funds	Invest mainly in equity securities of companies with good dividend-paying records.	1	0

II. HYBRID FUNDS ($57.3)	Invest in a mix of equities, fixed-income securities, and derivative instruments.

A. Asset Allocation Funds ($0.5)	Invest in various asset classes including, but not limited to, equities, fixed-income securities, and money market instruments.	17	2

CATEGORY (and approximate amount of assets under management, as of September 30, 2009) In Billions	INVESTMENT CLASSIFICATION	NO. OF MUTUAL FUNDS	NO. OF INSURANCE PRODUCT FUNDS
B. Balanced Funds ($0.1)	Invest in a specific mix of equity securities and bonds with the three-part objective of conserving principal, providing income, and achieving long-term growth of both principal and income.	1	0

C. Flexible Portfolio Funds ($1.4)	Invest in various asset classes including, but not limited to, equities, fixed-income securities, and money market instruments.	2	0

D. Income-Mixed Funds ($55.3)	Invest in a variety of income-producing securities, including equities and fixed-income instruments.	3	1

III. TAXABLE BOND FUNDS ($46.2)

A. High Yield Funds ($3.1)	Invest two-thirds or more of their portfolios in lower-rated U.S. corporate bonds (Baa or lower by Moody’s and BBB or lower by Standard & Poor’s rating services).	1	1

B. World Bond Funds ($22.9)	Invest in debt securities offered by non-U.S. companies and governments.

1. Global Bond Funds: General	Invest in debt securities worldwide with no stated average maturity or an average maturity of five years or more.	3	2

2. Global Bond Funds: Short-Term	Invest in debt securities worldwide with an average maturity of one to five years.	1	0

3. Other World Bond Funds	Invest in non-U.S. government and corporate debt instruments.	1	0

C. Government Bond Funds ($12.1)	Invest in U.S. government bonds of varying maturities.

1. Government Bond Funds: Intermediate Term	Invest two-thirds or more of their portfolios in U.S. government securities with an average maturity of five to ten years.	0	1

2. Government Bond Funds: Short-Term	Invest two-thirds or more of their portfolios in U.S. government securities with an average maturity of one to five years.	1	0

3. Mortgage-Backed Funds	Invest two-thirds or more of their portfolios in pooled mortgage-backed securities.	3	0

D. Strategic Income Funds ($6.7)	Invest in a combination of U.S. fixed-income securities.	4	1

E. Corporate Bond Funds ($1.4)	Seek current income by investing in high-quality debt securities issued by U.S. corporations.

1. Corporate Bond Funds: Short-Term	Invest two-thirds or more of their portfolios in U.S. corporate bonds with an average maturity of one to five years.	1	0

CATEGORY (and approximate amount of assets under management, as of September 30, 2009) In Billions	INVESTMENT CLASSIFICATION	NO. OF MUTUAL FUNDS	NO. OF INSURANCE PRODUCT FUNDS
IV. TAX-FREE BOND FUNDS ($65.2)

A. State Municipal Bond Funds ($43.7)	Invest mainly in municipal bonds issued by a particular state.

1. State Municipal Bond Funds: General	Invest mainly in single-state municipal bonds with an average maturity of greater than five years or no specific stated maturity. The income from these funds is largely exempt from federal as well as state income tax for residents of the state.	28	0

B. National Municipal Bond Funds ($21.5)	Invest mainly in bonds of various municipal issuers in the United States.

1. National Municipal Bond Funds: General	Invest mainly in municipal bonds with an average maturity of more than five years or no specific stated maturity.	4	0

2. National Municipal Bond Funds: Short-Term	Invest mainly in municipal bonds with an average maturity of one to five years.	1	0

V. CASH MANAGEMENT FUNDS ($5.0)

A. Taxable Cash Management Funds ($4.2)	Invest in short-term, high-grade money market securities with average maturities of 90 days of less.

1. Taxable Cash Management Funds: Non-Government	Invest mainly in a variety of money market instruments, including certificates of deposit from larger banks, commercial paper, and bankers’ acceptances.	5	0

B. Tax-Exempt Cash Management Funds ($0.8)	Invest in short-term municipal securities with average maturities of 90 days or less.

1. National Tax-Exempt Cash Management Funds	Invest in short-term securities of various U.S. municipal issuers.	1	0

2. State Tax-Exempt Cash Management Funds	Invest mainly in a variety of short-term securities of municipal issuers in a single state to achieve tax-free income for residents of the state.	1	0

The following table sets forth the types of our open-end Non-U.S. Funds as of September 30, 2009 categorized by investment classification and sales region.

OPEN-END NON-U.S. FUNDS1

CATEGORY (and approximate amount of assets under management, as of September 30, 2009) In Billions	INVESTMENT CLASSIFICATION	NO. OF MUTUAL FUNDS BY SALES REGION
I. EQUITY FUNDS ($51.9)

A. Global/International Equity Funds ($48.0)	Invest in securities of companies traded world-wide, including U.S. and non-U.S. companies.	Asia-Pacific: Canada: Europe: Latin America:	74 23 44 3

B. Domestic (U.S.) Equity Funds ($3.9)	Invest in equity securities of U.S. companies.	Asia-Pacific: Canada: Europe:	1 5 13

II. HYBRID FUNDS ($3.0)	Invest in a mix of global equity, fixed-income securities and derivative instruments.	Asia-Pacific: Canada: Europe:	17 5 4

III. FIXED-INCOME FUNDS ($33.0)

A. Global/International Fixed- Income Funds ($26.1)	Invest world-wide in debt securities offered by non-U.S. companies and governments. These funds may also invest assets in debt securities offered by companies located in the United States.	Asia-Pacific: Canada: Europe: Latin America:	37 6 13 3

B. Domestic (U.S.) Fixed-Income Funds ($6.9)	Invest in debt securities offered by U.S. companies and the U.S. government and/or municipalities located in the United States.	Asia-Pacific: Canada: Europe:	1 2 6

IV. TAXABLE CASH MANAGEMENT FUNDS ($1.9)	Invest in securities issued or guaranteed by U.S. or non-U.S. governments or agencies.	Asia-Pacific: Canada: Europe:	4 4 2

[1]

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

One of our subsidiaries, Fiduciary Trust, a New York state-chartered bank, with total assets of $788.7 million and total external customer deposits of $493.5 million as of September 30, 2009, is insured by the Federal Deposit Insurance Corporation (“FDIC”), and provides private banking services primarily to high net-worth clients who maintain trust, custody and/or management accounts. Fiduciary Trust’s private banking and credit products include, among others, loans secured by marketable securities, deposit accounts and other banking services. Deposits generally include demand and savings deposits, primarily from our private banking clients. Fiduciary Trust also offers investment management, custody and related services to high net-worth individuals and families and to institutional accounts.

Another of our subsidiaries, Franklin Capital Corporation (“FCC”), engages primarily in the purchase, securitization and servicing of retail installment sales contracts (“automobile contracts”) originated by independent automobile dealerships. FCC is incorporated and headquartered in Utah and conducts its business primarily in the Western region of the United States. As of September 30, 2009, FCC’s total assets included $31.5 million of outstanding automobile loan principal, $110.6 million of trading securities, representing retained interests in FCC securitizations, and $1.0 million in other fixed term assets. During fiscal year 2009, FCC had no automobile loan securitization transactions. As of September 30, 2009, FCC was servicing $551.4 million of receivables that had been securitized to date. See Note 9 – Securitization of Loans Held for Sale in the notes to the consolidated financial statements in Item 8 of Part II of this Form 10-K.

Our securitized automobile contracts business is subject to marketplace fluctuation and competes with businesses with significantly larger portfolios. Automobile loan portfolio losses can be influenced significantly by trends in the economy and credit markets, which reduce borrowers’ ability to repay loans. A more detailed analysis of loan losses and delinquency rates in our consumer lending and dealer automobile loan business is contained in Note 9 – Securitization of Loans Held for Sale in the notes to the consolidated financial statements in Item 8 of Part II of this Form 10-K. See also “Risk Factors” in Item 1A of Part I of this Form 10-K.

Our subsidiary FTB&T, a chartered federal savings bank, with total assets of $327.2 million and total external customer deposits of $171.1 million as of September 30, 2009, is insured by the FDIC. FTB&T provides general consumer loan products, such as credit card loans, unsecured loans, loans secured by marketable securities, mortgage loans, debit card products and automobile loans, and a limited number of commercial real estate loans. FTB&T’s deposit products generally include demand, savings and time deposits from the general public and brokered time deposits. FTB&T also provides Advisor Director Trust®, a directed trust service.

FINANCIAL INFORMATION ABOUT SEGMENTS AND GEOGRAPHIC AREAS

Certain financial information by business segment and geographic area is contained in Note 18 – Segment Information in the notes to consolidated financial statements in Item  8 of Part II of this Form 10-K, which is incorporated herein by reference.

REGULATORY CONSIDERATIONS

Virtually all aspects of our business are subject to various federal, state, and international regulation and supervision. In the U.S., we are subject to regulation and supervision by, among others, the SEC, FINRA, the Federal Reserve Board (the “FRB”), the FDIC, the Office of Thrift Supervision (“OTS”) and the New York State Banking Department (“NYSBD”). To the extent our operations or trading in our securities take place outside the U.S., we are subject to regulation by non-U.S. regulations and regulators, and U.S. regulations and regulators such as the Department of Justice and the SEC with respect to the Foreign Corrupt Practices Act of 1977. Globally, we are subject to regulation and supervision by, among others, the Australian Securities and Investment Commission; the Securities Commission of The Bahamas; the Comissão de Valores Mobiliários in Brazil; the Office of the Superintendent of Financial Institutions Canada as well as provincial and territorial regulators of financial services and securities in Canada and the Mutual Fund Dealers Association of Canada; the Cayman Islands Regulatory Authority; the China Securities Regulatory Commission; the Autorité des Marchés Financiers in France; the Federal Financial Supervisory Authority in Germany; the Securities and Futures Commission of Hong Kong; the Securities and Exchange Board of India; the Irish Financial Services Regulatory Authority; the Commissione Nazionale per le Società e la Borsa in Italy; the Financial Services Agency in Japan; the Korean Ministry of Finance and Economy, the Financial Supervisory Commission and the Financial Supervisory Services in

Korea; the Commission de Surveillance du Secteur Financier in Luxembourg; the Malaysian Securities Commission; the Comision Nacional Bancaria y de Valores in Mexico; the Autoriteit Financiële Markten in The Netherlands; the Polish Securities and Exchange Commission; the Monetary Authority of Singapore; the Comisión Nacional del Mercado de Valores in Spain; the Finansinspektionen in Sweden; the Swiss Federal Banking Commission; the Taiwan Securities and Futures Bureau, the Ministry of Finance and the Commerce Department, Ministry of Economic Affairs in Taiwan; the Dubai Financial Services Authority in the United Arab Emirates; the Financial Services Authority in the United Kingdom; and the State Securities Commission of Vietnam.

The Advisers Act imposes numerous obligations on certain of our subsidiaries registered with the SEC as investment advisers, including record keeping, operating and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. The Investment Company Act imposes similar obligations on the investment companies that are advised by our subsidiaries. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act and the Investment Company Act, ranging from fines and censure to termination of an investment adviser’s registration.

The Company and many of the investment companies advised by our various subsidiaries are subject to federal securities laws and state securities and corporate laws, including those affecting corporate governance, such as the Sarbanes-Oxley Act of 2002 and rules adopted by the SEC. As a NYSE-listed company, we are also subject to the rules of the NYSE, including its corporate governance standards. The federal securities laws have also been augmented by other measures, including the USA Patriot Act of 2001.

FINRA Conduct Rules limit the amount of aggregate sales charges that may be paid in connection with the purchase and holding of investment company shares sold through broker/dealers. The effect of the rule is to limit the amount of fees that could be paid pursuant to a fund’s Rule 12b-1 Plan to FTDI, our principal underwriting and distribution subsidiary in the United States, which earns underwriting commissions on the distribution of fund shares in the United States.

Following the acquisition of Fiduciary Trust in April 2001, Franklin registered as a bank holding company under the BHC Act and became subject to supervision, regulation and examination by the FRB. Franklin also elected to become a financial holding company in 2001. Under FRB policy, a bank holding company, including a financial holding company, is expected to act as a source of financial strength to each of its banking subsidiaries. In addition, bank holding companies should pay cash dividends on common stock only out of income available from the previous fiscal year and only if prospective earnings retention is consistent with anticipated future needs and financial condition.

The FRB also has adopted a system of risk-based capital guidelines to evaluate the capital adequacy of most bank holding companies, including Franklin. Under these guidelines, Franklin and our banking subsidiaries must meet specific capital adequacy requirements that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. To be considered “well capitalized” under the FRB capital guidelines, a bank holding company or bank must maintain a minimum Tier 1 leverage ratio of five percent, a minimum Tier 1 risk-based capital ratio of six percent and a minimum total risk-based capital ratio of ten percent. As of September 30, 2009, our Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios were 75%, 97% and 97%. In addition, both Fiduciary Trust and FTB&T were well capitalized as of September 30, 2009. A depository institution generally is prohibited from making capital distributions, including paying dividends, or paying management fees to a holding company if the institution would thereafter be undercapitalized. Moreover, undercapitalized institutions may not accept, renew or roll over brokered deposits. Bank regulators are required to take prompt corrective action to resolve any problems associated with insured depository institutions, such as Fiduciary Trust and FTB&T, if they become undercapitalized. The GLB Act, however, generally prohibits the FRB from imposing similar capital requirements on regulated non-bank subsidiaries of a financial holding company.

Pursuant to the GLB Act, a bank holding company may elect to become a financial holding company to engage in a broader range of activities that are financial in nature, including securities underwriting, dealing and market making, securitizing assets, sponsoring mutual funds and investment companies, engaging in insurance underwriting and brokerage activities and investing (without providing routine management) in companies engaged in non-financial activities. To qualify as a financial holding company, each of a bank holding company’s U.S. subsidiary banks and other depository institution subsidiaries, which are not subject to an exemption, must be and remain at all times well capitalized and well managed. In addition, each such subsidiary must have achieved at least a “satisfactory” rating under the Community Reinvestment Act (“CRA”) in the evaluation preceding the financial holding company election. While FTB&T is subject to CRA requirements, Fiduciary Trust remains exempt from such requirements because it qualifies as a special purpose bank. If, however, we do not continue to meet all of the requirements for status as a financial holding company, we would, depending on which requirement is not met, be required to (i) cause Fiduciary Trust or FTB&T to meet such requirement and, in the meantime, seek prior FRB approval to undertake certain new activities or certain banking and non-banking acquisitions, or (ii) either discontinue our banking (but not our thrift) business, or discontinue those activities not generally permissible for bank holding companies.

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

Each of our banking subsidiaries is subject to restrictions under federal law that limit transactions with Franklin and its non-bank subsidiaries, including loans and other extensions of credit, investments, or asset purchases. These and various other transactions, including any payment of money to Franklin and its non-bank subsidiaries, must be on terms and conditions that are, or in good faith would be, offered to companies that are not affiliated with these entities. In addition, these laws and related regulations may limit the Company’s ability to obtain funds from subsidiary banks or affiliates.

The operations and activities of Fiduciary Trust are subject to extensive regulation, supervision and examination by the FDIC and NYSBD while the operations and activities of our other subsidiaries, including FTB&T, are subject to oversight by the OTS and various state regulators. The laws and regulations of these regulators generally impose restrictions and requirements, with which we must comply, on capital adequacy, anti-money laundering, management practices, liquidity, branching, earnings, loans, dividends, investments, reserves against deposits and the provision of services.

The federal banking agencies and the NYSBD have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties and appoint a conservator or receiver. Failure to comply with applicable laws, regulations and supervisory agreements could subject Franklin, our thrift and banking subsidiaries, as well as officers, directors and other so-called “institution-affiliated parties” of these organizations to administrative sanctions and potentially substantial civil money penalties. In addition, the appropriate federal banking agency may appoint the FDIC as conservator or receiver for a banking institution, or the FDIC may appoint itself if certain circumstances exist.

COMPETITION

The financial services industry is highly competitive and has increasingly become a global industry. There are approximately 9,700 open-end investment funds of varying sizes, and with varying investment policies and objectives, whose shares are offered to the public in the United States, and there are approximately 54,000 open-end investment funds whose shares are offered to the public outside the United States. Due to our international presence and varied product mix, it is difficult to assess our market position relative to other asset managers on a worldwide basis, but we believe that we are one of the more widely diversified asset managers based in the United States. We believe that our equity and fixed-income asset mix coupled with our global presence will serve our competitive needs well over the long term. We continue to focus on the performance of our investment products, service to customers and extensive marketing activities through our strong broker/dealer and other financial institution distribution network as well as with high net-worth and institutional customers. We believe that performance, diversity of products and customer service, along with fees and costs, are the primary drivers of competition in the asset management industry.

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

We believe that we are well positioned to deal with changes in marketing trends as a result of our already extensive advertising activities and broad based marketplace recognition. We conduct advertising and promotional campaigns through various media sources to promote brand recognition. We advertise in major financial publications, as well as on radio, television and the Internet to promote brand name recognition and to assist our distribution network. Such activities include purchasing network and cable programming, sponsorship of sporting events, and extensive newspaper and magazine advertising.

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

EMPLOYEES

As of September 30, 2009, we employed approximately 7,700 employees and operated offices in 31 countries. We consider our relations with our employees to be satisfactory.

AVAILABLE INFORMATION

Franklin files reports with the SEC, including current and periodic reports, proxy statements and other information filed with or furnished to the SEC from time to time. The public may read and copy any of these filings at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including Franklin, who file electronically with the SEC, at http://www.sec.gov. Additional information about the Company can also be obtained at our website at www.franklinresources.com under “Investor Relations” on the “Our Company” page. We make available free of charge on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Volatility and disruption of the capital and credit markets, and adverse changes in the global economy, may significantly affect our results of operations and may put pressure on our financial results. The capital and credit markets have experienced substantial volatility and disruption during the past fiscal year. Although global market conditions have shown some stabilization and improvement, the decline in global market conditions has in the past resulted in significant decreases in our assets under management, revenues and income, and future declines may negatively impact our performance. Such declines have had and may in the future have an adverse impact on our results of operations. Even if legislative or regulatory initiatives or other efforts successfully stabilize and add liquidity to the financial markets, we may need to modify our business, strategies or operations, and we may be subject to additional constraints or costs in order to satisfy new regulatory requirements or to compete in a changed business environment.

The amount and mix of our assets under management are subject to significant fluctuations. Fluctuations in the amount and mix of our assets under management may be attributable in part to market conditions outside of our control that have had, and could continue to have, a negative impact on our revenues and income. We derive the majority of our operating revenues and net income from providing investment management and related services. The level of our revenues depends largely on the level and mix of assets under management. Any decrease in the value or amount of our assets under management because of market volatility or other factors negatively impacts our revenues and income. We are subject to an increased risk of asset volatility from changes in the global financial and equity markets. Individual financial and equity markets may be adversely affected by economic, political, financial, or other instabilities that are particular to the country or regions in which a market is located, including without limitation local acts of terrorism, economic crises or other business, social or political crises. Declines in these markets have caused in the past, and would cause in the future, a decline in our revenues and income. Global economic conditions, exacerbated by war or terrorism or financial crises, changes in the equity market place, currency exchange rates, interest rates, inflation rates, the yield curve, defaults by derivative counterparties and other factors that are difficult to predict affect the mix, market values and levels of our assets under management. The funds we manage may be subject to an unanticipated large number of redemptions as a result of such events, causing the funds to sell securities they hold, possibly at a loss, or draw on any available lines of credit to obtain cash to settle these redemptions, or settle in-kind with securities held in the applicable fund. The Company, in its discretion, may also provide financial support to a fund to enable it to maintain sufficient liquidity in such event. Our investment management services revenues are derived primarily from fees based on a percentage of the value of assets under management and vary with the nature of the account or product managed. A decline in the price of stocks or bonds, or in particular market segments, or in the securities market generally, could cause the value and returns on our assets under management to decline, resulting in a decline in our revenues and income. Moreover, changing market conditions may cause a shift in our asset mix between international and U.S. assets, potentially resulting in a decline in our revenue and income depending upon the nature of our assets under management and the level of management fees we earn based on them. Additionally, changing market conditions may cause a shift in our asset mix towards fixed-income products and a related decline in our revenue and income, as we generally derive higher fee revenues and income from equity assets than from fixed-income products we manage. On the other hand, increases in interest rates, in particular if rapid, or high interest rates, as well as any uncertainty in the future direction of interest rates, may have a negative impact on our fixed-income products as rising interest rates or interest rate uncertainty typically decrease the total return on many bond investments due to lower market valuations of existing bonds. Any decrease in the level of our assets under management resulting from price declines, interest rate volatility or uncertainty, increased redemptions or other factors could negatively impact our revenues and income.

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

We are subject to U.S. federal securities laws, state laws regarding securities fraud, other federal and state laws and rules and regulations of certain regulatory and self-regulatory organizations, including those rules and regulations promulgated by, among others, the SEC, the Financial Industry Regulatory Authority and the New York Stock Exchange. To the extent operations or trading in our securities take place outside the United States, we are subject to regulation by non-U.S. regulations and regulators, such as the U.K. Financial Services Authority, and U.S. regulations and regulators such as the Department of Justice and the SEC with respect to the Foreign Corrupt Practices Act of 1977. Certain of our subsidiaries are registered with the SEC under the Investment Advisers Act of 1940 and many of our funds are registered with the SEC under the Investment Company Act of 1940, both of which impose numerous obligations, as well as detailed operational requirements, on our subsidiaries which are investment advisers to registered investment companies. Our subsidiaries must comply with a myriad of complex and changing U.S. and/or non-U.S. rules and regulations, some of which may conflict, as well as complex tax regimes. Additionally, as we expand our operations, sometimes rapidly, into non-U.S. jurisdictions, the rules and regulations of these non-U.S. jurisdictions become applicable, sometimes with short compliance deadlines, and add further regulatory complexity to our ongoing compliance operations.

In addition, we are a bank holding company and a financial holding company subject to the supervision and regulation of the Federal Reserve Board (the “FRB”) and are subject to the restrictions, limitations, or prohibitions of the Bank Holding Company Act of 1956, as amended, and the Gramm-Leach-Bliley Act. The FRB may impose additional limitations or restrictions on our activities, including if the FRB believes that we do not have the appropriate financial and managerial resources to commence or conduct an activity or make an acquisition. Further, our subsidiary, Fiduciary Trust, is subject to extensive regulation, supervision and examination by the Federal Deposit Insurance Corporation and New York State Banking Department, while other subsidiaries are subject to oversight by the Office of Thrift Supervision and various state regulators. The laws and regulations imposed by these regulators generally involve restrictions and requirements in connection with a variety of technical, specialized, and expanding matters and concerns. For example, compliance with anti-money laundering and Know-Your-Customer requirements, both domestically and internationally, and the Bank Secrecy Act has taken on heightened importance with regulators as a result of efforts to, among other things, limit terrorism. At the same time, there has been increased regulation with respect to the protection of customer privacy and the need to secure sensitive customer information. As we continue to address these requirements or focus on meeting new or expanded ones, we may expend a substantial amount of time and resources, even though our banking/finance business does not constitute our dominant business sector. Any inability to meet these requirements, within the timeframes set by regulators, may subject us to sanctions or other restrictions by the regulators that could impact our broader business. Moreover, being subject to banking regulation may put us at a disadvantage compared to our competitors which are not subject to such requirements.

Regulatory and legislative actions and reforms have made the regulatory environment in which we operate more costly and future actions and reforms could adversely impact our assets under management, increase costs and negatively impact our profitability and future financial results. Since 2001, the federal securities laws have been augmented substantially and made significantly more complex by, among other measures, the Sarbanes-Oxley Act of 2002 and the USA Patriot Act of 2001. Moreover, changes in the interpretation or enforcement of existing laws or regulations have directly affected our business. With new laws and changes in interpretation and enforcement of existing requirements, the associated time we must dedicate to, and related costs we must incur in, meeting the regulatory complexities of our business have increased. These outlays have also increased as we expand our business into new jurisdictions. Compliance activities to meet these new legal requirements have required us to expend additional time and resources, and, consequently, we are incurring increased costs of doing business, which potentially negatively impacts our profitability and future financial results. Moreover, any potential accounting or reporting error, whether financial or otherwise, if material, could damage our reputation, adversely affect our ability to conduct business, and decrease revenue and net income. Finally, any regulatory and legislative actions and reforms affecting the mutual fund industry, including compliance initiatives, may negatively impact revenues by increasing our costs of accessing or dealing in the financial markets or by making certain investment offerings less favorable to our customers.

Changes in tax laws or exposure to additional income tax liabilities could have a material impact on our financial condition, results of operations and liquidity. We are subject to income taxes as well as non-income based taxes, in both the United States and various foreign jurisdictions and are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our net income or financial condition. Changes in tax laws or tax rulings could materially impact our effective tax rate. For example, proposals for fundamental U.S. international tax reform, such as the recent proposal by the Obama administration, if enacted, could have a significant adverse impact on our future results of operations.

Our ability to maintain the beneficial tax treatment we anticipate with respect to non-U.S. earnings we have repatriated is based on current interpretations of the American Jobs Creation Act of 2004 (the “Jobs Act”) and permitted use of such amounts in accordance with our domestic reinvestment plan and the Jobs Act. In September 2006, we completed our planned repatriation into the United States of undistributed earnings of our non-U.S. subsidiaries in accordance with our domestic reinvestment plan and the Jobs Act. However, our ability to maintain the anticipated beneficial tax treatment with respect to these non-U.S. earnings is subject to current interpretations and compliance with the Jobs Act (including Internal Revenue Code Section 965), as well as the rules and regulations promulgated by, among others, the Internal Revenue Service and the United States Treasury Department. Moreover, changes in the interpretation of these rules and regulations may have an effect on our ability to maintain the beneficial tax treatment with respect to our repatriated non-U.S. earnings. Our inability to appropriately use repatriated amounts for permitted purposes or to otherwise satisfy the requirements of our planned repatriation could also have a negative impact on the scope and breadth of our anticipated tax treatment with respect to such amounts.

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

Further, although we take precautions to password protect our laptops and other mobile electronic hardware, if such hardware is stolen, misplaced or left unattended, it may become vulnerable to hacking or other unauthorized use, creating a possible security risk and resulting in potentially costly actions by us. Most of the software applications that we use in our business are licensed from, and supported, upgraded and maintained by, third-party vendors. A suspension or termination of certain of these licenses or the related support, upgrades and maintenance could cause temporary system delays or interruption. In addition, although we currently outsource to a single third-party vendor the operation of our U.S. data centers, we are revising our operations such that the majority of the services currently performed by the vendor will be performed by us and by a separate third-party vendor in the future. The failure by the current vendor to provide adequate transition support services in connection with the termination and transition of their services, or the failure by us or the new third-party vendor to adequately perform the services performed by the current vendor, could have an adverse impact on our business. Although we have in place certain disaster recovery plans, we may experience system delays and interruptions as a result of natural disasters, power failures, acts of war, and third-party failures. Technology is subject to rapid change and we cannot guarantee that our competitors may not implement more advanced Internet platforms for their products, which could affect our business. Potential system failures or breaches, or advancements in technology, and the cost necessary to address them, could result in material financial loss or costs, regulatory actions, breach of client contracts, reputational harm or legal claims and liability, which in turn could negatively impact our revenues and income.

Our investment management business operations are complex and a failure to properly perform operational tasks or the misrepresentation of our products and services could have an adverse effect on our revenues and income. Through our subsidiaries, we provide investment management and related services to funds and institutional, high net-worth and separately-managed accounts (collectively, our “sponsored investment products”). Our investment management and related services include fund administration, shareholder services, transfer agency, underwriting, distribution, custodial, trustee and other fiduciary services. In order to be competitive, we must properly perform our fund and portfolio administration and related responsibilities, including portfolio recordkeeping and accounting, security pricing, corporate actions, investment restrictions compliance, daily net asset value computations, account reconciliations, and required distributions to fund shareholders. In addition, the intentional or unintentional misrepresentation of our products and services in advertising materials, public relations information or other external communications could adversely affect our reputation and business prospects. Further, certain of our subsidiaries may act as general partner for various investment partnerships, which may subject them to liability for the partnerships’ liabilities. If we fail to properly perform and monitor our investment management operations, our business could suffer and our revenues and income could be adversely affected.

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

Strong competition from numerous and sometimes larger companies with competing offerings and products could limit or reduce sales of our products, potentially resulting in a decline in our market share, revenues and net income. We compete with numerous asset management companies, mutual fund, stock brokerage, and investment banking firms, insurance companies, banks, savings and loan associations and other financial institutions. Our investment products also compete with products offered by these competitors as well as real estate investment trusts, hedge funds and others. The periodic establishment of new asset management companies and other competitors increases the competition that we face in our business. At the same time, consolidation in the financial services industry has created stronger competitors with greater financial resources and broader distribution channels than our own. Competition is based on various factors, including, among others, business reputation, investment performance, product mix and offerings, service quality and innovation, distribution relationships, and fees charged. Additionally, competing securities broker/dealers whom we rely upon to distribute and sell our mutual funds may also sell their own proprietary funds and investment products, which could limit the distribution of our investment products. To the extent that existing or potential customers, including securities broker/dealers, decide to invest in or distribute the products of our competitors, the sales of our products as well as our market share, revenues and net income could decline. Our ability to attract and retain assets under our management is also dependent on the relative investment performance of our funds and other managed investment portfolios, offering a mix of sponsored investment products that meets investor demand and our ability to maintain our investment management services fees at competitive levels.

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

Our increasing focus on international markets as a source of investments and sales of investment products subjects us to increased exchange rate and other risks in connection with earnings and income generated overseas. While we operate primarily in the United States, we also provide services and earn revenues in The Bahamas, Asia, Canada, Europe, Latin America, Africa, and Australia. As a result, we are subject to foreign exchange risk through our non-U.S. operations. Fluctuations in the exchange rates to the U.S. dollar may affect our financial results from one period to the next. While we have taken steps to reduce our exposure to foreign exchange risk, for example, by denominating a significant amount of our transactions in U.S. dollars, the situation may change in the future as our business continues to grow outside the United States. Appreciation of the U.S. dollar could moderate revenues from managing investment products internationally or could affect relative investment performance of certain funds invested in non-U.S. securities. However, depreciation of the U.S. dollar could positively affect our revenues from managing investment products internationally. Consequently, a downturn in international markets could have a significant effect on our revenues and income. Moreover, as our business grows in non-U.S. markets, any business, economic, social or political unrest affecting these markets, in addition to any direct consequences such unrest may have on our personnel and facilities located in the affected area, may also have a more lasting impact on the long-term investment climate in these and other areas and, as a result, our assets under management and the corresponding revenues and income that we generate from them may be negatively affected.

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

Regulatory and governmental examinations and/or investigations, civil litigation relating to previously-settled regulatory and governmental investigations, and the legal risks associated with our business, could adversely impact our assets under management, increase costs and negatively impact our profitability and/or our future financial results. From time to time we may receive requests for documents or other information from governmental authorities or regulatory bodies or we also may become the subject of governmental or regulatory investigations and/or examinations. Moreover, governmental or regulatory investigations or examinations that have been inactive could become active. We may be obligated, and under our standard form of indemnification agreement with certain officers and directors in some instances, we are obligated, or we may choose, to indemnify directors, officers, or employees against liabilities and expenses they may incur in connection with such matters to the extent permitted under applicable law. In addition, we have been named as a defendant in mutual fund shareholder class action and fund derivative lawsuits, as well as in a corporate derivative lawsuit, that relate to previously settled regulatory and governmental investigations. While management believes that the claims made in these lawsuits are without merit, and intends to defend against them vigorously, litigation typically is an expensive process. Risks associated with legal liability often are difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time. Moreover, settlements or judgments against us have the potential of being substantial if we are unsuccessful in settling or otherwise resolving matters early in the process and/or on favorable terms. Eventual exposures from and expenses incurred relating to current and future litigation, investigations, examinations and settlements could adversely impact our assets under management, increase costs and negatively impact our profitability and/or our future financial results. Judgments or findings of wrongdoing by regulatory or governmental authorities or in civil litigation against us could affect our reputation, increase our costs of doing business and/or negatively impact our revenues, any of which could have a material negative impact on our financial results.

Our ability to meet cash needs depends upon certain factors, including the market value of our assets, operating cash flows and our perceived credit worthiness. Our ability to meet anticipated cash needs depends upon factors such as the market value of our assets, our operating cash flows and our creditworthiness as perceived by lenders. If we are unable to obtain funds and financing, we may be forced to incur unanticipated costs or revise our business plans. Further, our access to the capital markets depends significantly on our credit ratings. A reduction in our long- or short-term credit ratings could increase our borrowing costs and limit our access to the capital markets. Volatility in the global financing markets may also impact our ability to access the capital markets should we seek to do so, and have an adverse affect on investors’ willingness to purchase our securities, interest rates, credit spreads and the valuation levels of equity markets. If we are unable to obtain funds and financing, or access the capital markets in a timely manner, we may be forced to incur unanticipated costs or revise our business plans, and our business could be adversely impacted.

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

Our business could be negatively affected if we or our banking subsidiaries fail to remain well capitalized, and liquidity needs could affect our banking business. Our bank and thrift subsidiaries are subject to significant regulation and supervision, which includes minimum regulatory capital standards. Franklin is also subject to minimum regulatory capital standards because it is a bank holding company and financial holding company registered with the FRB under the Bank Holding Company Act of 1956. Franklin and its bank and thrift subsidiaries are currently well capitalized under applicable guidelines. However, our business could be negatively affected if Franklin or its bank or thrift subsidiaries failed to remain well capitalized. For example, because our bank and thrift subsidiaries are well capitalized and we otherwise qualify as a financial holding company, we are permitted to engage in a broader range of activities than are permitted to a bank holding company. Loss of financial holding company status would require that we either cease these broader activities or divest our bank subsidiaries if we desire to continue such activities. The banking regulators are authorized (and sometimes required) to impose a wide range of requirements, conditions, and restrictions on banks, thrifts, and bank holding companies that fail to maintain adequate capital levels. In addition, liquidity needs could affect our banking business, which may be subject to an unanticipated large number of withdrawals as a result of a number of factors, such as changed or unstable economic conditions, adverse trends or events, business closings and lay-offs, rates paid by competitors, general interest rate levels, and returns available to clients on alternative investments. Our banking subsidiaries may be required from time to time to rely on secondary sources of liquidity, such as the sale of investment securities, Federal Home Loan Bank (“FHLB”) advances and federal funds lines to enable them to meet such withdrawal demands. These secondary sources may not be sufficient to meet liquidity needs.

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

We lease space in various states in the United States, including California, Connecticut, Delaware, Florida, New Jersey, New York, Utah and the District of Columbia, and in various non-U.S. locations, including Australia, Austria, Brazil, Canada, China (including Hong Kong), France, Germany, India, Italy, Japan, Korea, Luxembourg, Malaysia, Mexico, The Netherlands, Poland, Russia, Singapore, South Africa, Spain, Sweden, Switzerland, Turkey, United Arab Emirates, the United Kingdom (including England and Scotland), and Vietnam. As of September 30, 2009, we leased and occupied approximately 1,219,000 square feet of space. We have also leased and subsequently subleased to third parties a total of 117,000 square feet of excess leased space.

In addition, we own four buildings in San Mateo, California, five buildings near Sacramento, California, two buildings in Stockton, California, five buildings in St. Petersburg, Florida, three buildings in Hyderabad, India and two buildings in Nassau, The Bahamas, as well as space in office buildings in Argentina, India and Singapore. The buildings we own consist of approximately 1,982,000 square feet of space. We have leased to third parties approximately 280,000 square feet of excess owned space.

We perform operations related to our investment management and related services in almost all locations. We perform operations related to our banking and finance business segment principally in New York, New York; Salt Lake City, Utah; and San Mateo, California.

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

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of the security holders of Franklin.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) to Form 10-K, the following description of our executive officers is included as an unnumbered item in Part I of this report in lieu of being included in our definitive proxy statement for our annual meeting of stockholders. Set forth below are the name, age, present title, and certain other information for each of our executive officers as of November 15, 2009. Each executive officer is appointed by Franklin’s Board of Directors and holds his/her office until the earlier of his/her death, resignation, retirement, disqualification or removal.

VIJAY C. ADVANI

AGE 48

Executive Vice President–Global Distribution of Franklin since June 2008, and formerly Executive Vice President–Global Advisor Services of Franklin from December 2005 to June 2008; officer and/or director of various subsidiaries of Franklin; employed by Franklin or its subsidiaries in various other capacities for more than the past five years.

PENELOPE S. ALEXANDER

AGE 49

Vice President, Human Resources–U.S. of Franklin since May 2003; Senior Vice President, Human Resources–U.S. of Franklin Templeton Companies, LLC, a subsidiary of Franklin; employed by Franklin or its subsidiaries in various other capacities for more than the past five years.

JENNIFER J. BOLT

AGE 45

Executive Vice President–Operations and Technology of Franklin since December 2005; formerly, Senior Vice President and Chief Information Officer of Franklin from May 2003 to December 2005; officer of Franklin for more than the past five years; officer or director of various subsidiaries of Franklin. Director, Keynote Systems, Inc. since April 2004.

NORMAN R. FRISBIE, JR.

AGE 42

Senior Vice President and Chief Administrative Officer of Franklin since December 2005; Senior Vice President of FTDI, a subsidiary of Franklin, since June 2003; employed by Franklin or its subsidiaries in various other capacities for more than the past five years.

HOLLY E. GIBSON

AGE 43

Vice President, Corporate Communications of Franklin since May 2003, and Director of Corporate Communications for more than the past five years.

DONNA S. IKEDA

AGE 53

Vice President, Human Resources–International of Franklin since May 2003; formerly, Vice President–Human Resources of Franklin; officer of Franklin for more than the past five years; Senior Vice President, Human Resources–International of Franklin Templeton Companies, LLC, a subsidiary of Franklin.

CHARLES B. JOHNSON

AGE 76

Chairman of the Board since December 1999 and director of Franklin since 1969; formerly, Chief Executive Officer of Franklin; officer and/or director of various subsidiaries of Franklin; officer and/or director or trustee of various investment companies managed or advised by subsidiaries of Franklin.

GREGORY E. JOHNSON

AGE 48

President of Franklin since December 1999 and Chief Executive Officer of Franklin since January 2004; officer and/or director of various subsidiaries of Franklin.

RUPERT H. JOHNSON, JR.

AGE 69

Vice Chairman since December 1999 and director of Franklin since 1969; officer and/or director of various subsidiaries of Franklin; officer and/or director or trustee of various investment companies managed or advised by subsidiaries of Franklin.

LESLIE M. KRATTER

AGE 64

Senior Vice President of Franklin since January 2000 and Assistant Secretary of Franklin since October 2003; formerly, Secretary of Franklin from March 1998 to October 2003 and Vice President of Franklin from March 1993 to January 2000; officer and/or director of various subsidiaries of Franklin.

KENNETH A. LEWIS

AGE 48

Executive Vice President of Franklin since October 2007 and Chief Financial Officer of Franklin since October 2006; formerly Senior Vice–President and Treasurer of Franklin from October 2006 to October 2007, Vice President–Enterprise Risk Management of Franklin from April 2006 to October 2006 and Vice President and Treasurer of Franklin from June 2002 to April 2006; officer and/or director of various subsidiaries of Franklin for more than the past five years.

JOHN M. LUSK

AGE 51

Executive Vice President–Portfolio Operations of Franklin since December 2005; formerly, Vice President of Franklin from January 2004 to December 2005; officer and/or director of various subsidiaries of Franklin; employed by Franklin or its subsidiaries in various other capacities for more than the past five years.

CRAIG S. TYLE

AGE 49

Executive Vice President and General Counsel of Franklin since August 2005; formerly, a partner at Shearman & Sterling LLP (a law firm) from March 2004 to July 2005 and General Counsel for the Investment Company Institute (a trade group for the U.S. fund industry) from September 1997 through March 2004; officer of various investment companies of the Company.

WILLIAM Y. YUN

AGE 50

Executive Vice President–Alternative Strategies of Franklin since June 2008, and formerly Executive Vice President–Institutional of Franklin from December 2005 to June 2008; President of Fiduciary Trust, a subsidiary of Franklin, from 2000 to December 2005; officer and/or director of other subsidiaries of Franklin; employed by Franklin or its subsidiaries in various other capacities since the acquisition of Fiduciary Trust in April 2001.

Family Relations. Charles B. Johnson and Rupert H. Johnson, Jr. are brothers. Peter M. Sacerdote, a director of Franklin, is a brother-in-law of Charles B. Johnson and Rupert H. Johnson, Jr. Gregory E. Johnson is the son of Charles B. Johnson, the nephew of Rupert H. Johnson, Jr. and Peter M. Sacerdote and the brother of Jennifer J. Bolt. Jennifer J. Bolt is the daughter of Charles B. Johnson, the niece of Rupert H. Johnson, Jr. and Peter M. Sacerdote and the sister of Gregory E. Johnson.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NYSE under the ticker symbol “BEN”. On September 30, 2009, the closing price of our common stock on the NYSE was $100.60 per share. At October 31, 2009, there were approximately 5,065 stockholders of record of our common stock.

The following table sets forth the high and low sales prices for our common stock on the NYSE for each full quarterly period of the two most recently completed fiscal years of Franklin.

	2009 Fiscal Year		2008 Fiscal Year
Quarter	High	Low	High	Low
October-December	$95.49	$45.52	$143.08	$108.46
January-March	$70.82	$37.19	$114.49	$86.06
April-June	$77.62	$52.93	$108.00	$91.21
July-September	$104.00	$65.48	$113.70	$81.39

We declared regular cash dividends of $0.84 per share (or $0.21 per share per quarter) in fiscal year 2009 and $0.80 per share (or $0.20 per share per quarter) in the fiscal year ended September 30, 2008. We currently expect to continue paying comparable cash dividends on a quarterly basis to holders of our common stock depending upon earnings and other relevant factors.

The equity compensation plan information called for by Item 201(d) of Regulation S-K is set forth in Item 12 of Part III of this Form 10-K under the heading “Equity Compensation Plan Information.”

The following table provides information with respect to the shares of common stock we purchased during the three months ended September 30, 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2009 through July 31, 2009	77,066	$71.40	77,066	11,207,169
August 1, 2009 through August 31, 2009	926,158	$92.51	926,158	10,281,011
September 1, 2009 through September 30, 2009	695,484	$96.40	695,484	9,585,527

Total	1,698,708		1,698,708

Under our stock repurchase program, we can repurchase shares of Franklin’s common stock from time to time in the open market and in private transactions in accordance with applicable laws and regulations, including without limitation applicable federal securities laws. From time to time we have announced the existence of the Company’s continuing policy of repurchasing shares of its common stock, including recent announcements made in June 2007, January 2008 and March 2009. From fiscal year 2002 through 2009, our Board of Directors had authorized and approved the repurchase of up to 70.0 million shares of our common stock under our stock repurchase program of which approximately 9.6 million shares of our common stock remained available for repurchase at September 30, 2009. Our stock repurchase program is not subject to an expiration date. There were no unregistered sales of equity securities during the period covered by this report.

Item 6.	Selected Financial Data.

FINANCIAL HIGHLIGHTS

as of and for the fiscal years ended September 30,	2009	2008	2007	2006	2005
Summary of Operations (in millions)
Operating revenues	$4,194.1	$6,032.4	$6,205.8	$5,050.7	$4,310.1
Net income	896.8	1,588.2	1,772.9	1,267.6	1,057.6

Financial Data (in millions)
Total assets	$9,468.5	$9,176.5	$9,932.3	$9,499.9	$8,893.9
Long-term debt[1]	42.0	156.4	162.1	627.9	1,208.4
Stockholders’ equity	7,632.2	7,074.4	7,332.3	6,684.7	5,684.4
Operating cash flows	641.4	1,409.2	1,673.6	1,277.9	850.0

Assets Under Management (in billions)
Ending	$523.4	$507.3	$645.9	$511.3	$453.1
Simple monthly average	442.2	604.9	582.0	482.4	410.8

Per Common Share
Earnings
Basic	$3.89	$6.72	$7.11	$4.97	$4.22
Diluted	3.87	6.67	7.03	4.86	4.06
Cash dividends	0.84	0.80	0.60	0.48	2.40
Book value	33.28	30.39	29.87	26.40	22.49

Employee Headcount	7,745	8,809	8,699	7,982	7,156

[1]	Includes non-current portion of FHLB advances classified as banking/finance liabilities on our consolidated balance sheets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In this section, we discuss and analyze the results of operations and financial condition of Franklin Resources, Inc. (“Franklin”) and its subsidiaries (collectively, the “Company”). In addition to historical information, we also make statements relating to the future, called “forward-looking” statements, which are provided under the “safe harbor” protection of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will”, “may”, “could”, “expect”, “believe”, “anticipate”, “intend”, or other similar words. Moreover, statements that speculate about future events are forward-looking statements. These forward-looking statements involve a number of known and unknown risks, uncertainties and other important factors that could cause the actual results and outcomes to differ materially from any future results or outcomes expressed or implied by such forward-looking statements. You should carefully review the “Risk Factors” section set forth in Item 1A of this Annual Report on Form 10-K and in any more recent filings with the U.S. Securities and Exchange Commission (the “SEC”), each of which describe these risks, uncertainties and other important factors in more detail. While forward-looking statements are our best prediction at the time that they are made, you should not rely on them. If a circumstance occurs after the date of this Annual Report on Form 10-K that causes any of our forward-looking statements to be inaccurate, we do not have an obligation, and we undertake no obligation, to announce publicly the change to our expectations, or to make any revisions to our forward-looking statements, unless required by law.

Overview

We are a global investment management company and derive substantially all of our operating revenues and net income from providing investment management and related services to our retail and institutional mutual funds, unregistered funds, and to institutional, high net-worth and separately-managed accounts and other investment products. Our services include fund administration, shareholder services, transfer agency, underwriting, distribution, custodial, trustee and other fiduciary services. Our sponsored investment products and investment management and related services are distributed or marketed to the public globally under six distinct brand names: Franklin, Templeton, Mutual Series, Bissett, Fiduciary Trust and Darby.

We offer a broad range of sponsored investment products under equity, hybrid, fixed-income and cash management categories that meet a wide variety of specific investment needs of individual and institutional investors. Cash management consists of U.S.-registered money market funds and non-U.S.-registered funds (“Non-U.S. Funds”) with similar investment objectives.

The level of our revenues depends largely on the level and relative mix of assets under management. As noted in the “Risk Factors” section set forth above in Item 1A of this Annual Report on Form 10-K, the amount and mix of our assets under management are subject to significant fluctuations and can negatively impact our revenues and income. To a lesser degree, the level of our revenues also depends on the level of mutual fund sales and the number of mutual fund shareholder accounts. The fees charged for our services are based on contracts with our sponsored investment products or our clients. These arrangements could change in the future.

Our secondary business is banking/finance. Our banking/finance group offers retail banking and consumer lending services and private banking services to high net-worth clients. Our consumer lending and retail banking activities include consumer credit and debit cards, real estate equity lines, home equity/mortgage lending, and automobile lending related to the purchase, securitization, and servicing of retail installment sales contracts originated by independent automobile dealerships.

During the fiscal year ended September 30, 2009 (“fiscal year 2009”), the global financial crisis that began in 2008 continued and the economy remained in a recession. The turmoil in the global financial markets during the first half of the fiscal year, evidenced by 31% decreases in both the MSCI World and S&P 500 indexes, negatively impacted the entire asset management industry. The unprecedented downturn in the markets significantly affected our assets under management, fee revenues and non-operating income, all of which decreased sharply during the fiscal year.

Governments and central banks around the world focused on increasing liquidity in the capital markets and easing the financial crisis. Credit conditions began to improve during the second half of the fiscal year, as credit availability increased and credit spreads tightened. Improvement in market conditions was also indicated by increases of 42% and 34% in the MSCI World and S&P 500 indexes during the second half. Our results of operations improved during our third and fourth fiscal quarters consistent with the positive market performance.

Our total assets under management at September 30, 2009 were $523.4 billion, 3% higher than they were at September 30, 2008. However, simple monthly average assets under management for the twelve months ended September 30, 2009 decreased 27% from the prior fiscal year due to significantly lower levels of assets under management during the first half of the fiscal year. Total assets under management were negatively impacted by market depreciation of $90.0 billion during the first half of the fiscal year and then benefited from market appreciation of $115.4 billion during the second half. Net new flows were a negative $23.7 billion during the first half of the fiscal year as investor demand shifted to lower risk investments, and swung to a positive $18.2 billion in the second half as long-term sales increased, most notably in our fixed-income funds. Overall, we had negative net new flows of $5.5 billion for the fiscal year.

During fiscal year 2009, we took steps to manage our business and our cost structure to respond to the market conditions and resulting decrease in revenue, including reducing expenditures in areas such as travel and entertainment, advertising, and contractor and professional fees, and deferring non-business critical initiatives and hiring. We also announced reductions to our global workforce of approximately 10%. The severance costs related to these workforce reductions amounted to $38.4 million for the fiscal year. We continue to assess cost reduction measures as we adapt to the unprecedented changes affecting our industry.

Despite the ongoing financial crisis, the relative performance of our sponsored investment products remained strong, with 85% to 90% of our U.S.-registered long-term mutual funds in the top half of the Lipper performance rankings as both equity and fixed-income funds showed significant improvement in fiscal year 2009.

Challenging and volatile market conditions might continue to be present in the foreseeable future. As we confront the challenges of this economic environment, we expect to continue to focus on the investment performance of our sponsored investment products and on providing high quality customer service to our clients. While we are focused on reducing costs, we will also seek to attract, retain and develop employees and invest strategically in systems and technology that will provide secure, stable environments and economies of scale. We will also seek to continue to protect and further our brand recognition while developing and maintaining broker/dealer and client relationships. The success of these and other strategies may be influenced by the factors discussed in Item 1A Risk Factors of this Annual Report, and other factors as discussed herein.

Results of Operations

(dollar amounts in millions, except per share data)

for the fiscal years ended September 30,	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Operating Income	$1,202.6	$2,099.0	$2,067.5	(43)%	2%
Net Income	896.8	1,588.2	1,772.9	(44)%	(10)%
Earnings Per Share
Basic	$3.89	$6.72	$7.11	(42)%	(5)%
Diluted	3.87	6.67	7.03	(42)%	(5)%
Operating Margin[1]	29%	35%	33%

[1]	Defined as operating income divided by total operating revenues.

Net income decreased in fiscal year 2009 primarily due to an $896.4 million decline in operating income. Adverse market conditions led to a 27% decrease in our simple monthly average assets under management, which resulted in a 30% decrease in our operating revenues. As described above, we have taken actions to reduce our operating expenses in response to the market conditions and resulting revenue decreases, which contributed to a 24% decrease in operating expenses for the fiscal year.

Operating income increased in the fiscal year ended September 30, 2008 (“fiscal year 2008”), consistent with a 3% decrease in operating revenues and a 5% decrease in operating expenses. Operating revenues remained stable despite the sustained volatility experienced in the financial markets as we began the year with a high level of assets under management. We also benefited from the diversification of our products and customer base and successful marketing campaigns. During fiscal year 2008 we initiated steps to manage our business and our cost structure in response to the deteriorating market conditions.

Net income decreased in fiscal year 2008 primarily due to a 65% decline in other income, net. The decrease in other income, net reflects a 38% decrease in investment and other income, net primarily due to lower realized gains on sale of investment securities, a decline in income from our investments in equity method investees, and lower interest and dividend income. Also contributing to the decrease in other income, net were net losses recognized by our consolidated sponsored investment products in fiscal year 2008, as compared to net gains in the prior fiscal year. The decrease in other income, net was partially offset by a 3% increase in investment management fees.

Diluted earnings per share decreased in fiscal years 2009 and 2008, consistent with the decreases in net income, partially offset by 3% and 5% decreases in diluted average common shares outstanding primarily resulting from the repurchase of shares of our common stock.

Assets Under Management

Assets under management by investment objective were as follows:

(dollar amounts in billions)

as of September 30,	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Equity
Global/international	$183.1	$190.3	$286.7	(4)%	(34)%
Domestic (U.S.)	63.9	72.9	100.5	(12)%	(27)%

Total equity	247.0	263.2	387.2	(6)%	(32)%
Hybrid	98.2	93.9	117.2	5%	(20)%
Fixed-Income
Tax-free	69.6	59.7	59.0	17%	1%
Taxable
Global/international	63.3	52.7	44.3	20%	19%
Domestic (U.S.)	38.4	30.5	31.8	26%	(4)%

Total fixed-income	171.3	142.9	135.1	20%	6%
Cash Management[1]	6.9	7.3	6.4	(5)%	14%

Total	$523.4	$507.3	$645.9	3%	(21)%

Simple Monthly Average for the Year[2]	$442.2	$604.9	$582.0	(27)%	4%

[1]	Includes both U.S.-registered money market funds and Non-U.S. Funds with similar investment objectives.
[2]	Investment management fees from approximately 53% of our assets under management at September 30, 2009 were calculated using daily average assets under management.

Our assets under management at September 30, 2009 were 3% higher than they were at September 30, 2008 primarily due to market appreciation of $25.4 billion during fiscal year 2009, as compared to market depreciation of $123.4 billion during fiscal year 2008. The appreciation during fiscal year 2009 related primarily to fixed-income products, while the depreciation in fiscal year 2008 occurred predominantly in equity products as market volatility led to significant valuation decreases and a shift in investor demand to lower risk investments. The depreciation and net outflows persisted throughout the first half of fiscal year 2009 before the market recovery began in the second half, resulting in a 27% decrease in simple monthly average assets under management during the year. The simple monthly average is generally more indicative of trends in revenue for providing investment management and fund administration services than the year over year change in ending assets under management.

The simple monthly average mix of assets under management is shown below. The change in mix during fiscal year 2009 is reflective of investor shifts to lower risk investments during the prior twelve months.

for the fiscal years ended September 30,	2009	2008	2007
Equity	47%	57%	60%
Hybrid	19%	18%	18%
Fixed-income	32%	24%	21%
Cash management	2%	1%	1%

Total	100%	100%	100%

Assets under management by sales region were as follows:

(dollar amounts in billions)

as of September 30,	2009	% of Total	2008	% of Total	2007	% of Total
United States[1]	$389.3	74%	$376.6	74%	$467.2	72%
Europe[2]	54.7	11%	53.6	11%	76.6	12%
Asia-Pacific[3]	48.3	9%	42.9	8%	54.2	8%
Canada	31.1	6%	34.2	7%	47.9	8%

Total	$523.4	100%	$507.3	100%	$645.9	100%

[1]	Approximately 70%, 63% and 65% of our operating revenues originated from our U.S. operations in fiscal years 2009, 2008 and 2007.
[2]	Europe sales region includes Middle East and Africa.
[3]	Asia-Pacific sales region includes Latin America and Australia.

Due to the global nature of our business operations, investment management and related services may be performed in locations unrelated to the sales region.

Components of the change in our assets under management were as follows:

(dollar amounts in billions)

for the fiscal years ended September 30,	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Beginning assets under management	$507.3	$645.9	$511.3	(21)%	26%
Long-term sales	110.4	170.0	176.1	(35)%	(3)%
Long-term redemptions	(115.6)	(177.9)	(130.2)	(35)%	37%
Net cash management	(0.3)	(1.0)	0.6	(70)%	NM

Net new flows	(5.5)	(8.9)	46.5	(38)%	NM
Reinvested distributions	14.1	28.9	20.7	(51)%	40%

Net flows	8.6	20.0	67.2	(57)%	(70)%
Distributions	(17.9)	(35.2)	(26.0)	(49)%	35%
Appreciation (depreciation) and other	25.4	(123.4)	93.4	NM	NM

Ending Assets Under Management	$523.4	$507.3	$645.9	3%	(21)%

Investment Management Fee Rate

The following table presents industry asset-weighted average management fee rates1. Our actual effective investment management fee rates may vary from these rates.

for the fiscal years ended September 30,	Industry Average 2009	Industry Average 2008	Industry Average 2007
Equity
Global/international	0.62%	0.60%	0.63%
Domestic (U.S.)	0.47%	0.47%	0.47%
Hybrid	0.39%	0.38%	0.38%
Fixed-Income
Tax-free	0.36%	0.37%	0.38%
Taxable
Global/international	0.53%	0.56%	0.55%
Domestic (U.S.)	0.38%	0.37%	0.37%
Cash Management	0.20%	0.22%	0.22%

[1]

Industry asset-weighted average management fee rates were calculated using information available from Lipper® Inc. at September 30, 2009, 2008 and 2007 and include all U.S.-registered open-end funds that reported expense data to Lipper Inc. as of the funds’ most recent annual report date, and for which expenses were equal to or greater than zero. As defined by Lipper Inc., management fees include fees from providing advisory and fund administration services. The averages combine retail and institutional funds data and include all share classes and distribution channels, without exception. Variable annuity products are not included.

Our effective investment management fee rate (investment management fees divided by simple monthly average assets under management) was 0.566% for fiscal year 2009, compared to 0.609% for fiscal year 2008 and 0.614% for fiscal year 2007. The decreases in each of the past two years were primarily due to shifts in the mix of assets under management from equity products towards fixed-income products during both years. The shifts mainly resulted from depreciation and net new outflows of equity products, partially offset by net new inflows of fixed-income products.

Operating Revenues

The table below presents the percentage change in each revenue category and the percentage of total operating revenues represented by each category.

	Percentage Change		Percentage of Total Operating Revenues
for the fiscal years ended September 30,	2009 vs. 2008	2008 vs. 2007	2009	2008	2007
Investment management fees	(32)%	3%	60%	61%	58%
Underwriting and distribution fees	(30)%	(12)%	34%	33%	37%
Shareholder servicing fees	(8)%	4%	6%	5%	4%
Consolidated sponsored investment products income, net	(25)%	40%	—	—	—
Other, net	(85)%	(33)%	—	1%	1%

Total Operating Revenues	(30)%	(3)%	100%	100%	100%

Investment Management Fees

Investment management fees are generally calculated under contractual arrangements with our sponsored investment products and sub-advised accounts as a percentage of the market value of assets under management. Annual rates vary by investment objective and type of services provided.

Investment management fees decreased in fiscal year 2009 resulting from a 27% decrease in simple monthly average assets under management and a lower effective investment management fee rate resulting from a higher mix of fixed-income assets, which generally carry lower investment management fees.

Investment management fees increased in fiscal year 2008 resulting from a 4% increase in simple monthly average assets under management, partially offset by a lower effective investment management fee rate resulting from a higher mix of fixed-income assets.

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

Globally, our mutual funds and certain other products generally pay us distribution fees in return for sales, marketing and distribution efforts on their behalf. Specifically, the majority of U.S.-registered mutual funds, with the exception of certain of our money market mutual funds, have adopted distribution plans (the “Plans”) under Rule 12b-1 promulgated under the Investment Company Act. The Plans permit the mutual funds to bear certain expenses relating to the distribution of their shares, such as expenses for marketing, advertising, printing and sales promotion, subject to the Plans’ limitations on amounts. The individual Plans set a percentage limit for Rule 12b-1 expenses based on average daily net assets under management of the mutual fund. Similar arrangements exist for the distribution of our non-U.S. funds and where, generally, the distributor of the funds in the local market arranges for and pays commissions.

We pay a significant portion of underwriting and distribution fees to the financial advisers and other intermediaries who sell our sponsored investment products to the public on our behalf. See the description of underwriting and distribution expenses below.

Overall, underwriting and distribution fees decreased in fiscal year 2009. Underwriting fees decreased 25% primarily due to a shift in sales from equity products to fixed-income products, which typically generate lower underwriting fees, combined with a 24% decrease in gross commissionable sales. Distribution fees decreased 32% primarily due to a 27% decrease in simple monthly average assets under management and a higher mix of fixed-income assets. Distribution fees are generally higher for equity products, as compared to fixed-income products.

Total underwriting and distribution fees decreased in fiscal year 2008. Underwriting fees decreased 32% primarily due to a 19% decrease in gross sales of Class A shares, mainly in the United States, and a shift in sales of equity products to fixed-income products. Distribution fees increased 1% primarily due to a 4% increase in simple monthly average assets under management, partially offset by a higher mix of assets fixed-income assets.

Shareholder Servicing Fees

We receive shareholder servicing fees as compensation for providing transfer agency services, which include providing customer statements, transaction processing, customer service, and tax reporting. These fees are generally fixed charges per shareholder account that vary with the particular type of fund and the service being rendered. In some instances, we charge sponsored investment products these fees based on the level of assets under management. In the United States, transfer agency service agreements provide that accounts closed in a calendar year generally remain billable at a reduced rate through the second quarter of the following calendar year. In Canada, such agreements provide that accounts closed in the calendar year remain billable for four months after the end of the calendar year. Accordingly, the level of fees will vary with the change in open accounts and the level of closed accounts that remain billable. Approximately 2.1 million accounts closed in the U.S. during calendar year 2008 were no longer billable effective July 1, 2009, as compared to approximately 1.7 million accounts closed during calendar year 2007 that were no longer billable effective July 1, 2008. Approximately 0.3 million accounts closed in Canada during calendar year 2008 were no longer billable effective May 1, 2009, as compared to approximately 0.2 million accounts closed during calendar year 2007 that were no longer billable effective May 1, 2008.

Shareholder servicing fees decreased in fiscal year 2009 primarily due to an unfavorable currency impact and a 1% decrease in simple monthly average billable shareholder accounts during the year. The unfavorable currency impact mainly resulted from a 14% decrease in value of the Canadian dollar against the U.S. dollar. The account decrease was predominantly related to shareholder accounts originated in Canada and the United States.

Shareholder servicing fees increased in fiscal year 2008 primarily due to a 7% increase in simple monthly average billable shareholder accounts, partially offset by an increase in shareholder accounts originated in Asia.

Consolidated Sponsored Investment Products Income, Net

Consolidated sponsored investment products income, net reflects the net investment income, including dividend and interest income, of sponsored investment products that we consolidate in our financial statements.

Consolidated sponsored investment products income, net decreased in fiscal year 2009 and increased in fiscal year 2008, reflecting the investment performance and the net asset balances of the specific sponsored investment products that we consolidated during each period.

Other, Net

Other, net revenue primarily consists of revenues from the banking/finance segment as well as income from custody services. Banking/finance revenues include interest income on loans, servicing income, and realized and unrealized gains (losses) on residual interests from securitization transactions, and are reduced by interest expense and the provision for loan losses.

Other, net revenue decreased in fiscal year 2009 primarily due to a $41.1 million higher loss from declines in the fair value of residual interests from securitization transactions and a $21.8 million decrease in interest income from automobile loans, partially offset by a $12.4 million decrease in interest expense on swap contracts and a $7.6 million decrease in provision for loan losses. We have consistently followed our methodology in determining our allowance for loan losses, which incorporates current economic factors.

Other, net revenue decreased in fiscal year 2008 primarily due to a $26.3 million increase in net realized and unrealized losses on investments and a $10.5 million increase in provision for loan losses, partially offset by a $10.4 million increase in interest income from automobile loans.

Operating Expenses

The table below presents the percentage change in each expense category and the percentage of total operating expenses represented by each category.

	Percentage Change		Percentage of Total Operating Expenses
for the fiscal years ended September 30,	2009 vs. 2008	2008 vs. 2007	2009	2008	2007
Underwriting and distribution	(30)%	(10)%	45%	49%	52%
Compensation and benefits	(14)%	4%	32%	28%	26%
Information systems, technology and occupancy	(15)%	1%	9%	8%	8%
Advertising and promotion	(37)%	(3)%	4%	5%	5%
Amortization of deferred sales commissions	(20)%	13%	5%	5%	4%
Other	(23)%	(17)%	5%	5%	5%

Total Operating Expenses	(24)%	(5)%	100%	100%	100%

Underwriting and Distribution

Underwriting and distribution expenses include payments to financial advisers and other third parties for providing sales, marketing and distribution services to investors in our sponsored investment products. The decreases in underwriting and distribution expenses in fiscal years 2009 and 2008 were consistent with the 30% and 12% decreases in underwriting and distribution revenues during both periods.

Compensation and Benefits

Compensation and benefit expenses decreased in fiscal year 2009 primarily due to declines in salaries, wages and benefits and variable compensation. Salaries, wages and benefits decreased $123.4 million, mainly resulting from lower staffing levels and a favorable currency impact. The decrease was partially offset by severance costs of $38.4 million related to reductions to our global workforce of approximately 10% announced during the first half of fiscal year 2009. Variable compensation decreased $77.1 million.

The decreased expenses during fiscal year 2009 reflect in part some of the actions we have taken to contain costs, including reducing variable compensation and not providing annual merit salary increases. As of September 30, 2009, we had approximately 7,700 employees, a decrease from approximately 8,800 at September 30, 2008.

Compensation and benefit expenses increased in fiscal year 2008 primarily due to annual merit salary adjustments that were effective December 1, 2007 and higher staffing levels. Another contributing factor was an increase in variable compensation, primarily resulting from the impact of adopting a new accounting pronouncement in October 2006 requiring us to recognize an additional compensation expense. These increases were partially offset by a one-time pre-tax charge of $16.4 million recorded in fiscal year 2007 and a decrease in costs related to matching contributions under our amended and restated 1998 Employee Stock Investment Plan.

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

Information Systems, Technology and Occupancy

Information systems, technology and occupancy costs decreased in fiscal year 2009 primarily due to lower costs incurred for external data services, technology consulting, technology supplies, and occupancy. The lower costs resulted in part from our cost reduction efforts to defer non-business critical initiatives and to reduce expenditures for contractors and professional fees.

Information systems, technology and occupancy costs increased slightly in fiscal year 2008 primarily due to higher occupancy costs related to our existing offices as well as global expansion. This increase was partially offset by a decrease in external data services costs and technology consulting costs.

Details of capitalized information systems and technology costs, which exclude occupancy costs, are shown below.

(in millions)

for the fiscal years ended September 30,	2009	2008	2007
Net carrying value at beginning of period	$66.5	$61.6	$44.9
Additions during period, net of disposals	30.2	32.5	42.0
Amortization during period	(31.5)	(27.6)	(25.3)

Net Carrying Value at End of Period	$65.2	$66.5	$61.6

Advertising and Promotion

Advertising and promotion expenses decreased in fiscal year 2009 primarily due to a $29.5 million decrease in marketing support payments to intermediaries resulting from lower product sales and assets under management. Also contributing to the decrease were lower advertising, sales promotions and travel expenses primarily as a result of our global cost reduction initiatives.

Advertising and promotion expenses decreased in fiscal year 2008 primarily due to a $2.5 million decrease in printing costs. Also contributing to the decrease were lower global media advertising and promotion expenses.

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

Amortization of deferred sales commissions decreased in fiscal year 2009 mainly due to lower product sales with up-front commissions, primarily related to U.S. funds. Amortization of deferred sales commissions increased in fiscal year 2008 mainly due to higher product sales with up-front commissions, primarily related to U.S. and Canadian funds.

Other Operating Expenses

Other operating expenses primarily consist of professional fees, fund administration services and shareholder servicing fees payable to external parties, corporate travel and entertainment, and other miscellaneous expenses.

Other operating expenses decreased in fiscal year 2009 primarily due to a $17.4 million decline in fund administration services and shareholder servicing fees payable to external parties, which resulted from lower average assets under management, and a $16.4 million decrease in corporate travel and entertainment expenses resulting from our cost reduction initiatives.

Other operating expenses decreased in fiscal year 2008 primarily due to a $19.6 million decrease in litigation costs and an $11.8 million decline in consulting and professional fees.

Other Income (Expenses)

Other income (expenses) consisted of the following:

(in millions)

for the fiscal years ended September 30,	2009	2008	2007
Consolidated sponsored investment products gains (losses), net	$21.7	$(71.6)	$57.7
Investment and other income, net	60.6	224.9	363.3
Interest expense	(3.8)	(15.7)	(23.2)

Other income, net	$78.5	$137.6	$397.8

Other income (expenses) includes net realized and unrealized investment gains (losses) on consolidated sponsored investment products, investment and other income, net and interest expense from our investment management and related services business. Investment and other income, net is comprised primarily of income related to our investments, including interest and dividend income, realized gains and losses on sale of and other-than-temporary impairments of available-for-sale investment securities, income from equity method investees, and foreign currency exchange gains and losses.

Other income (expenses) decreased 43% in fiscal year 2009 primarily due to lower investment valuations during the first half of the year. The significant decline in interest rates and the global market downturn resulted in a $68.5 million decrease in interest income, a $49.2 million increase in other-than-temporary impairments on available-for-sale investment securities, a $26.7 million decline in net realized gains on sale of available-for-sale investment securities, and a $10.6 million decline in income from equity method investees. These decreases were partially offset by a $93.3 million increase in net gains from securities held by our consolidated sponsored investment products, resulting from improved market conditions during the second half of the fiscal year.

Other income (expenses) decreased 65% in fiscal year 2008 primarily due to $129.2 million in net losses recognized by our consolidated sponsored investment products, driven mainly by market value declines in equity products, as compared to net gains in the prior fiscal year. Net realized gains on sale of investment securities, available-for-sale declined $58.3 million, income from equity method investees declined $35.2 million, interest income declined $33.0 million and dividend income declined $29.1 million primarily due to unfavorable market conditions.

Our investments in sponsored investment products primarily consist of the initial cash investments made in the course of launching mutual fund and other investment product offerings; however we may also invest in our products for other business reasons. The market conditions that impact our assets under management similarly affect the investment income earned or losses incurred on our sponsored investment product investments.

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

Our effective income tax rate for fiscal year 2009 was 30.00%, as compared to 28.99% in fiscal year 2008 and 28.08% in fiscal year 2007. The increase in fiscal year 2009 was primarily due to a shift in the mix of pre-tax income from lower tax jurisdictions to higher tax jurisdictions. The increase in fiscal year 2008 was primarily due to an income tax charge related to repatriated earnings of our non-U.S. subsidiaries and our mix of foreign earnings. The effective income tax rate for future reporting periods will continue to reflect the relative contributions of non-U.S. earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income.

During September 2008, we amended our repatriation plan for undistributed foreign earnings to include repatriation to the U.S. of the excess net earnings after debt service payments and regulatory capital requirements of our U.K. consolidated subsidiaries. As a result of the amendment, we recognized a provision for U.S. income taxes of $19.7 million and a net deferred income tax liability of $3.4 million in relation to $294.8 million of accumulated and current earnings from the United Kingdom, of which $210.9 million was repatriated as of September 30, 2008.

Liquidity and Capital Resources

The following table summarizes certain key financial data relating to our liquidity, capital resources and uses of capital:

(in millions)

as of and for the fiscal years ended September 30,	2009	2008	2007
Balance Sheet Data
Assets
Liquid assets	$5,832.6	$5,443.6	$5,834.0
Cash and cash equivalents	3,104.5	2,527.6	3,584.2
Liabilities
Debt
Commercial paper	$64.2	$13.3	$—
Medium-term notes	—	—	420.0
Variable funding notes	—	28.6	240.8
Federal Home Loan Bank advances	57.0	109.0	—
Long-term debt	—	118.4	162.1

Total debt	$121.2	$269.3	$822.9
Cash Flow Data
Operating cash flows	$641.4	$1,409.2	$1,673.6
Investing cash flows	289.9	(1,096.1)	(306.2)
Financing cash flows	(340.6)	(1,300.0)	(1,449.2)

Liquidity

Liquid assets consist of cash and cash equivalents, current receivables, and current and certain other investments (trading, available-for-sale and other). Cash and cash equivalents include cash on hand, non-interest-bearing and interest-bearing deposits with financial institutions, federal funds sold, time deposits, securities of the U.S. Treasury and federal agencies, debt instruments with original maturities of three months or less at the purchase date, and other highly liquid investments, including money market funds, which are readily convertible into cash. Cash and cash equivalents at September 30, 2009 increased primarily due to net cash provided by operating activities. At September 30, 2009, the percentage of cash and cash equivalents held by our U.S. and non-U.S. operations were approximately 49% and 51%, as compared to approximately 51% and 49% at September 30, 2008. The percentage of cash and cash equivalents held by our non-U.S. operations increased primarily due to liquidation of investments, mainly time deposits with original maturities greater than three months but not exceeding one year from the date of purchase, partially offset by dividends paid to our U.S. operations.

The decrease in total debt outstanding during fiscal year 2009 primarily relates to amortization and reduction of long-term debt, a reduction in Federal Home Loan Bank (“FHLB”) advances, and repayment of variable funding notes, partially offset by an increase in commercial paper outstanding.

We experienced a decrease in net cash provided by operating activities in fiscal year 2009, primarily due to decreases in net income and proceeds from the securitization of loans held for sale, partially offset by a lower increase in trading securities. Net cash provided by investing activities increased mainly due to an increase in liquidation of investments and a decrease in loans receivable. Net cash used in financing activities decreased primarily due to a decrease in common stock repurchases and a decrease in payments on debt, partially offset by a decrease in proceeds from issuance of debt and a decrease in minority interest cash receipts in our consolidated sponsored investment products.

Capital Resources

During fiscal year 2009, we experienced a significant reduction in operating revenues primarily resulting from lower assets under management due to decreased market valuations and customer redemptions. Despite this reduction and decrease in liquidity and credit availability in the market, we believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets, continuing cash flows from operations, borrowing capacity under current credit facilities and the ability to issue debt or equity securities.

At September 30, 2009, our current debt consisted of commercial paper with a total face value of $64.2 million that was issued at a weighted-average annualized interest rate of 0.27% and matures during the quarter ending December 31, 2009.

The banking/finance segment has financed its automobile lending business primarily through FHLB advances, securitizations and the issuance of variable funding notes under one-year revolving variable funding note warehouse credit facilities. We terminated the warehouse credit facilities in November 2008 and did not replace them. The variable funding notes issued under these facilities were secured by cash and a pool of automobile loans that were expected to meet certain eligibility requirements.

At September 30, 2009, our banking/finance operating segment had $57.0 million of total outstanding FHLB advances. Approximately $15.0 million of these advances mature in the fiscal year ending September 30, 2010 (“fiscal year 2010”), while the remaining $42.0 million mature from October 2010 to January 2039. These advances had a weighted-average interest rate of 2.94% at September 30, 2009 and are subject to collateralization requirements.

At September 30, 2009, we had $355.8 million in short-term revolving credit available under a $420.0 million five-year credit agreement with certain banks and financial institutions expiring on June 9, 2010. This credit facility supports an uncommitted $500.0 million commercial paper program under which $435.8 million remained available for issuance via private placement at September 30, 2009. We also had $14.0 million available in uncommitted short-term bank lines of credit. The revolving credit facility is subject to various financial covenants, including, but not limited to, minimum requirements related to our interest coverage ratio and maintenance of working capital as well as limitations on our capitalization ratio, indebtedness, investments and liens. Interest rates on loans under the revolving credit facility are determined at the time of issuance and depend on the type of loan issued. As of September 30, 2009, there were no amounts outstanding under the revolving credit facility and we were in compliance with the financial covenants related to this facility. In addition, at September 30, 2009, the banking/finance segment had $295.0 million available in uncommitted short-term bank lines of credit under the Federal Reserve system, $235.1 million available in secured Federal Reserve Bank short-term discount window and $63.8 million available in secured FHLB short-term borrowing capacity.

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

On September 17, 2009, our Board of Directors declared a regular quarterly cash dividend of $0.21 per share payable on October 15, 2009 to stockholders of record on October 5, 2009.

We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is affected through regular open-market purchases and private transactions in accordance with applicable laws and regulations. During fiscal year 2009, we repurchased 5.5 million shares of our common stock at a cost of $376.9 million. The common stock repurchases made as of September 30, 2009 reduced our capital in excess of par value to nil and the excess amount was recognized as a reduction to retained earnings. At September 30, 2009, approximately 9.6 million shares of our common stock remained available for repurchase under our stock repurchase program. Our stock repurchase program is not subject to an expiration date.

The funds that we manage have their own resources available for purposes of providing liquidity to meet shareholder redemptions, including securities that can be sold or provided to investors as in-kind redemptions, and lines of credit. While we have no contractual obligation to do so, we may voluntarily elect to provide the funds with direct or indirect financial support based on our business objectives.

Contractual Obligations and Commercial Commitments

Contractual Obligations and Commitments

The following table summarizes contractual cash obligations and commitments. We believe that we can meet these obligations and commitments through existing liquid assets, continuing cash flows from operations and borrowing capacity under current credit facilities.

(in millions) as of September 30, 2009	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Non-current debt	$57.0	$15.0	$2.0	$18.5	$21.5
Operating leases[1]	262.1	45.3	78.2	67.6	71.0
Purchase obligations[2]	150.7	71.7	46.6	26.4	6.0

Total Contractual Obligations	469.8	132.0	126.8	112.5	98.5

Loan origination commitments	186.8	144.2	8.1	0.4	34.1
Capital contribution commitments[3]	65.8	28.3	32.7	4.6	0.2

Total Contractual Obligations and Commitments[4]	$722.4	$304.5	$167.6	$117.5	$132.8

[1]	Operating lease obligations are presented net of future receipts on contractual sublease arrangements totaling $11.3 million.
[2]

Purchase obligations include contractual amounts that will be due to purchase goods and services to be used in our operations and may be cancelled at earlier times than those indicated under certain conditions that may include termination fees.

[3]	Capital contribution commitments relate to our agreements to fund certain of our sponsored investment products.
[4]

The table excludes future cash payments for unrecognized tax benefits. As of September 30, 2009, our consolidated balance sheet reflects a liability for unrecognized tax benefits of $76.0 million, and approximately $13.6 million of accrued interest (see Note 14 – Taxes on Income in the notes to consolidated financial statements in Item 8 of Part II of this Form 10-K). However, because of the high degree of uncertainty regarding the timing of future cash outflows of liabilities for unrecognized tax benefits, a reasonable estimate of the period of cash payments beyond the next twelve months from the balance sheet date of September 30, 2009, cannot be made. The amount of unrecognized tax benefits and related interest that are expected to be paid in the next twelve months are $4.7 million and $2.0 million.

Contingent Obligations

We are obligated to cover shortfalls for automobile loan securitization trusts that are structured as qualified special entities in amounts due to holders of asset-backed securities up to certain levels. At September 30, 2009, the maximum potential amount of future payments related to these guarantees was $7.4 million and the fair value of the guarantees recognized as banking/finance liabilities in our consolidated balance sheet was not significant. During fiscal year 2009, we increased the amount of cash on deposit by $37.6 million to replace the letters of credit for the securitization trusts. As a result, the maximum potential amounts of future payments related to the guarantees were reduced by the same amount.

At September 30, 2009, the banking/finance segment had issued financial standby letters of credit totaling $6.3 million on which beneficiaries would be able to draw upon in the event of non-performance by our customers, primarily in relation to lease and lien obligations of these banking customers. These standby letters of credit were secured by marketable securities with a fair value of $8.3 million at September 30, 2009.

Off-Balance Sheet Arrangements

As of September 30, 2009, we held a 49% ownership interest in Lightning Finance Company Limited (“LFL”) and Lightning Asset Finance Limited (“LAFL”) and accounted for the ownership interest in these companies using the equity method of accounting. We recorded these investments at their carrying values as investments in equity method investees. As of September 30, 2009, LFL had approximately $3.5 million in total assets and our exposure to loss related to LFL was limited to the carrying value of our investment totaling approximately $1.7 million. As of September 30, 2009, LAFL had approximately $20.6 million in total assets and our maximum exposure to loss related to LAFL totaled approximately $10.1 million. The maximum exposure to loss related to LAFL is limited to the carrying value of our investment and 49% of the liabilities of LAFL. We recognized pre-tax income of approximately $3.1 million and pre-tax losses of $8.5 million for our share of LFL’s and LAFL’s net income and losses in fiscal years 2009 and 2008. Due to our significant interest in LAFL, we carried on our consolidated balance sheet the DCA generated in the United States and the financing liability for the related future revenue we previously sold to LFL which was subsequently transferred to LAFL. We repurchased the remaining DCA from LAFL in September 2009 and have reflected this transaction as a repayment of the remaining financing obligation. We are in the process of selling our ownership interests in LFL and LAFL to the holder of the 51% ownership interest and expect to complete this divestiture in fiscal year 2010.

Our banking/finance segment periodically enters into automobile loan securitization transactions with qualified special purpose entities, which then issue asset-backed securities to private investors (see Note 9 – Securitization of Loans Held for Sale in the notes to consolidated financial statements in Item 8 of Part II of this Form 10-K). Our main objective in entering into these securitization transactions is to obtain financing for automobile loan activities. Securitized loans held by the securitization trusts totaled $551.4 million and $851.8 million at September 30, 2009 and 2008.

In our role as agent or trustee, we facilitate the settlement of investor share purchase, redemption, and other transactions with affiliated mutual funds. We are appointed by the affiliated mutual funds as agent or trustee to manage, on behalf of the affiliated mutual funds, bank deposit accounts that contain only (i) cash remitted by investors to the affiliated mutual funds for the direct purchase of fund shares, or (ii) cash remitted by the affiliated mutual funds for direct delivery to the investors for either the proceeds of fund shares liquidated at the investors’ direction, or dividends and capital gains earned on fund shares. As of September 30, 2009 and 2008, we held cash of approximately $214.5 million and $185.7 million off-balance sheet in agency or trust for investors and the affiliated mutual funds.

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

Fair Value Measurements

We record substantially all of our investments in the financial statements at fair value or amounts that approximate fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the “exit price”). We use a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based on whether the inputs to those valuation techniques are observable or unobservable.

The three levels of fair value hierarchy are set forth below. Our assessment of the hierarchy level of the assets or liabilities measured at fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

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

Trading securities, securities available-for-sale, and derivatives are financial instruments recorded at fair value on a recurring basis. We may also measure certain assets or liabilities at fair value on a nonrecurring basis. These fair value measurements generally result from the application of lower of cost or fair value accounting for loans held for sale or write-downs of individual assets.

At September 30, 2009, Level 3 assets represented approximately 2.1% of total assets measured at fair value, and Level 3 liabilities measured at fair value were insignificant. There were immaterial transfers into and out of Level 3 during fiscal year 2009.

The following is a description of the significant assets measured at fair value, the fair value methodologies used, and the fair value hierarchy level.

Investment Securities, Trading consist primarily of securities held by consolidated sponsored investment products, non-consolidated sponsored investment products held for trading purposes, and retained subordinated securities and residual interests from securitization transactions. Changes in the fair value of these securities are recognized as gains and losses in earnings. The fair value of securities held by consolidated sponsored investment products is primarily determined using quoted market prices, or independent third-party broker or dealer price quotes. These securities are primarily classified as Level 1 or Level 2. Consolidated sponsored investment products may also hold securities that are classified as Level 3 because their fair value is determined using unobservable inputs. The fair value of these securities is determined using valuation methods as appropriate for each security type such as model-based valuations or prices of similar securities adjusted for illiquidity and credit risk factors.

The fair value of non-consolidated sponsored investment products held for trading purposes is determined based on the published net asset values of the sponsored investment products, and they are classified as Level 1.

The fair value of retained subordinated securities from securitization transactions is determined using independent third-party broker or dealer price quotes, and these securities are classified as Level 2. The broker or dealer price quotes are evaluated for reasonableness based upon the performance of the underlying loans and comparable transaction pricing in the securitization market. The fair value of residual interests currently is determined using unobservable inputs and classified as Level 3. The residual interests consist of interest-only strips receivable and cash on deposit, and are backed by prime, non-prime and sub-prime automobile loans issued from March 1999 to April 2008. The fair value is estimated using discounted cash flow analyses. Key inputs to the analysis include the excess cash flow discount rate, the cumulative life loss rate, expected weighted-average life and prepayment speed assumption. We develop our key inputs using our actual portfolio experience and recent market activity for similar transactions. At least one of the significant inputs used in the fair valuation is not observable because recent economic events have significantly reduced the number of comparable securitization transactions. During fiscal year 2009, we recognized $46.0 million of write-downs to the residual interests primarily due to an increase in the cumulative life loss rate, partially offset by a decrease in the excess cash flow discount rate. We increased the cumulative life loss rate assumption from a range of 2.1% to 5.7% at September 30, 2008 to a range of 2.4% to 11.4% at September 30, 2009 to reflect increases in experienced and expected losses. This resulted in an increase in the weighted-average assumption for the cumulative life loss rate from 4.2% at September 30, 2008 to 7.4% at September 30, 2009. The excess cash flow discount rate decreased from 19.8% at September 30, 2008 to 14.4% at September 30, 2009 as a result of the changing liquidity premium in the securitization market. The key assumptions and the sensitivity of the fair value of the residual interests to an immediate adverse change in those assumptions are shown in Note 9 – Securitization of Loans Held for Sale in the notes to consolidated financial statements in Item 8 of Part II of this Form 10-K.

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

Loans Held for Sale consist of retail installment loan sale contracts held for sale in securitization transactions. The contracts are secured by new and used automobiles purchased from motor vehicle dealers. The fair value of loans held for sale generally is estimated based on the whole loan market price that would be received if the loans were sold in their current condition, which may include adjustments based on the composition of the loan portfolio and liquidity factors. As a result of recent economic conditions, observable whole loan prices for comparable portfolios of automobile loans sold have not been readily available. Therefore, the fair value currently is determined by using discounted cash flow analyses with estimated discount rates for loans with similar terms and collateral. Accordingly, loans held for sale currently are classified as Level 3.

While we believe the valuation methodologies described above are appropriate, the use of different methodologies or assumptions to determine the fair value could result in a different estimate of fair value at the reporting date.

Investments are evaluated for other-than-temporary impairment on a quarterly basis when the cost of an investment exceeds its fair value. For available-for-sale equity securities, we consider many factors, including the severity and duration of the decline in the fair value below cost, our intent and ability to hold the security for a period of time sufficient for an anticipated recovery in fair value, and the financial condition and specific events related to the issuer. When an impairment of an available-for-sale equity security is determined to be other-than-temporary, we recognize the impairment in earnings. For available-for-sale debt securities, if we intend to sell or it is more likely than not that we will be required to sell a security before recovery of its amortized cost, we record the entire impairment in earnings. If we do not intend to sell or it is not more likely than not that we will be required to sell the security before anticipated recovery of its amortized cost, we separate the impairment into the amount of the total impairment related to the credit loss and the amount of the total impairment related to all other factors. The credit loss component is the difference between the security’s amortized cost and the present value of the expected cash flows. The credit loss component is recognized in earnings and the losses related to all other factors are recognized in accumulated other comprehensive income. While we believe that we have accurately estimated the amount of other-than-temporary impairment in our portfolio, different assumptions could result in changes to the recorded amounts in our consolidated financial statements.

Goodwill and Other Intangible Assets

Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. Intangible assets consist primarily of mutual fund management contracts and customer base assets resulting from business acquisitions. We amortize intangible assets over their estimated useful lives, which range from seven to 15 years, using the straight-line method, unless the asset is determined to have an indefinite useful life. Indefinite-lived intangible assets primarily represent contracts to manage mutual fund assets for which there is no foreseeable limit on the contract period.

We make significant estimates and assumptions when valuing goodwill and other intangible assets in connection with the initial purchase price allocation of an acquired entity, as well as when evaluating impairment of goodwill and other intangible assets on an ongoing basis.

Goodwill is tested for impairment annually and when an event occurs or circumstances change that more likely than not reduce the fair value of a reporting unit below its carrying value. Historically, we completed our annual goodwill impairment test as of October 1 of each fiscal year. During fiscal year 2009, we changed our annual impairment test date from October 1 to August 1 of each year. We believe the August 1 date better aligns our annual goodwill impairment test with the budget data developed in connection with the budgeting process that takes place in July and August. In addition, the annual impairment test will be completed during our fourth fiscal quarter using the most recent financial information such that the results will better reflect the fiscal year being reported. This change to the date of our annual goodwill impairment test constitutes a change in the method of applying an accounting principle. We believe that this change in accounting principle is preferable and we filed a letter of preferability from our independent registered public accounting firm regarding this change in accounting principle as an exhibit to our Form 10-Q for the quarter ended March 31, 2009.

Our goodwill impairment test involves a two-step process. The first step requires the identification of the reporting units, and comparison of the fair value of each of these reporting units to the respective carrying value. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step is performed to compute the amount of the impairment. In the second step, the impairment is computed by comparing the implied fair value of reporting unit goodwill with the carrying value of that goodwill. We have two reporting units, investment management and related services and banking/finance, which are the same as our operating segments. All goodwill has been assigned to the investment management and related services reporting unit.

Indefinite-lived intangible assets are tested for impairment annually and when events or changes in circumstances indicate the assets might be impaired. Impairment is indicated when the carrying value of the intangible asset exceeds its fair value.

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

We performed our annual impairment tests for goodwill and indefinite-lived intangible assets as of August 1, 2009. We estimated the discounted future cash flows using a 6.0% compounded annual growth rate of assets under management and a discount rate of 13.4%. The fair value of the investment management and related services reporting unit exceeded its carrying value by more than 100%. The fair values of our indefinite-lived intangible assets exceeded their respective carrying values by more than 100%.

The assumptions used in our annual impairment tests for goodwill and indefinite-lived intangible assets were developed taking into account the ongoing market conditions with an expectation that the recovery in the level of assets under management may take longer than has been historically experienced in years following a severe market downturn. Therefore, the growth rate assumption used as of August 1, 2009 was lower than the historical compounded growth rates. We did not recognize any impairment because our estimates of the fair values of our reporting unit and our indefinite-lived assets exceeded their respective carrying values. A hypothetical 500 basis point decline in the assets under management growth rate or a 500 basis point increase in the discount rate would not cause either the investment management and related services reporting unit or the management contracts to fail step one of the impairment tests for goodwill or indefinite-lived intangible assets.

We subsequently monitor the market conditions and their potential impact on the assumptions used in the annual calculations of fair value to determine whether circumstances have changed that would more likely than not reduce the fair value of our reporting unit below its carrying value, or indicate that our indefinite-lived intangible assets might be impaired. We consider, among other things, changes in our assets under management and pre-tax profit margin amounts, which affect our revenue growth rate assumptions, by assessing whether these changes would impact the reasonableness of the assumptions used in our impairment test as of August 1, 2009. We also monitor fluctuations of our common stock per share price to evaluate our market capitalization relative to the reporting unit as a whole. Subsequent to August 1, 2009, there were no impairments to goodwill or indefinite-lived intangible assets as we determined no events occurred or circumstances changed that would more likely than not reduce the fair value of the reporting unit below its carrying value, or indicate that our indefinite-lived intangible assets might be impaired.

We test definite-lived intangible assets for impairment quarterly. Impairment is indicated when the carrying value of the asset is not recoverable and exceeds its fair value. In evaluating the recoverability of definite-lived intangible assets, we estimate the undiscounted future cash flows to be derived from these assets. Our future undiscounted cash flow projections include assumptions about revenue and assets under management growth rates, effective fee rates, investor redemptions, pre-tax profit margin, and expected useful lives. The most relevant of these assumptions to determine future cash flows is the change in the amount of assets under management. The assumptions used in our impairment tests are developed taking into consideration the ongoing market conditions. If the carrying value of the asset is not recoverable through the related undiscounted cash flows, we measure the impairment loss based on the amount by which the carrying value of the asset exceeds its fair value. Fair value of the asset is determined by discounted cash flows or other methods as appropriate for the asset type.

As of September 30, 2009, approximately 58% of our definite-lived intangible assets related to investment management contracts of Fiduciary Trust Company International (“FTCI”) high net-worth accounts. We estimated the future undiscounted cash flows for the contracts using assets under management growth rates ranging from 0.3% to 0.5% and the future discounted cash flows using a discount rate of 13.9%. We did not recognize an impairment loss because the fair value of the contracts exceeded their carrying value. As of September 30, 2009, a decline in our assets under management of approximately 40% could cause our FTCI high net-worth management contracts to be impaired.

The undiscounted future cash flow projections for the remaining 42% of our definite-lived intangible assets exceeded their respective carrying values by more than 30%. We estimated the undiscounted future cash flows using assets under management growth rates ranging from (6.2)% to 6.0%, depending on the type of management contracts. As of September 30, 2009, a decline in our assets under management of approximately 40% could cause us to evaluate whether the fair value of our other definite-lived intangible assets is below the asset carrying value.

While we believe that our impairment tests and the assumptions used to estimate fair value are reasonable and appropriate, if the assumptions used in our estimates of fair value change in the future, we may be required to record impairment charges or otherwise accelerate amortization expense.

Revenues

We recognize investment management fees, shareholder servicing fees and distribution fees as earned over the period in which services are rendered, except for performance-based investment management fees, which are recognized when earned. We recognize underwriting commissions related to the sale of shares of our sponsored investment products on the trade date. Investment management fees are generally determined based on a percentage of assets under management, except for performance-based investment management fees, which are based on performance targets established in the related investment management contracts. Generally, shareholder servicing fees are calculated based on the number and type of accounts serviced, while distribution fees are generally based on a percentage of assets under management.

Assets under management is calculated for our sponsored investment products using fair value methods derived primarily from unadjusted quoted market prices, unadjusted independent third-party broker or dealer price quotes in active markets, or adjusted market prices or price quotes. The fair values of securities for which market prices are not readily available are internally valued using various methodologies as appropriate for each security type. Securities for which market prices are not readily available generally represent a de minimus amount of our total assets under management. The pricing of the securities held by our sponsored investment products is governed by a global valuation and pricing policy, which defines valuation and pricing conventions for each security type, including practices for responding to unexpected or unusual market events. While recent economic conditions and financial market declines have increased market price volatility, the fair value of the majority of the securities held by the sponsored investment products continues to be derived from readily available market price quotations.

Income Taxes

We record deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities, and the reported amounts in the consolidated financial statements using the statutory tax rates in effect for the year when the reported amount of the asset or liability is recovered or settled, respectively. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying values of deferred tax assets to the amount that is more likely than not to be realized. For each tax position taken or expected to be taken in a tax return, we determine whether it is more likely than not that the position will be sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. We recognize the accrual of interest on uncertain tax positions in interest expense and penalties in other operating expenses.

As a multinational corporation, we operate in various locations outside the United States and generate earnings from our non-U.S. subsidiaries. We indefinitely reinvest the undistributed earnings of our non-U.S. subsidiaries, except for Subpart F income taxed in the U.S., subject to regulatory or contractual repatriation restrictions or contractual repatriation requirements, and the excess net earnings after debt service payments and regulatory capital requirements of our Canadian and U.K. consolidated subsidiaries. As a result, we have not recognized a provision for U.S. income taxes and a deferred income tax liability on $3.4 billion of cumulative undistributed foreign earnings that are indefinitely reinvested at September 30, 2009. Changes to our policy of reinvestment or repatriation of non-U.S. earnings may have a significant effect on our financial condition and results of operations.

Loss Contingencies

We are involved in various lawsuits and claims encountered in the normal course of business. When such a matter arises and periodically thereafter, we consult with our legal counsel and evaluate the merits of the claims based on the facts available at that time. In management’s opinion, an adequate accrual has been made as of September 30, 2009 to provide for probable losses that may arise from these matters for which we could reasonably estimate an amount. See also Note 15 – Commitments and Contingencies in the notes to consolidated financial statements in Item 8 of Part II of this Form 10-K.

Consolidation of Variable Interest Entities

We consolidate any variable interest entity (“VIE”) for which we are considered the primary beneficiary. A VIE is an entity in which the equity investment holders have not contributed sufficient capital to finance its activities or the equity investment holders do not have defined rights and obligations normally associated with an equity investment. The entity that has the majority of the risks and rewards of ownership, referred to as the primary beneficiary, is required to consolidate the VIE.

We invest in various entities in the normal course of business and evaluate whether each entity is a VIE. For the entities determined to be VIEs, we assess whether we qualify as the primary beneficiary of the VIEs. Our VIEs primarily include certain sponsored investment products and certain other investment products in which we hold an equity ownership interest. Other VIEs include limited liability partnerships, limited liability companies, and joint ventures. The form of variable interests that we have in VIEs generally includes our equity ownership interest and investment management and related service fees earned from sponsored investment products. Our evaluation of whether we qualify as the primary beneficiary of VIEs is highly complex and involves significant judgments, estimates and assumptions. We generally utilize expected cash flow scenarios to determine our interest in the expected losses or residual returns of VIEs from our investment management and related service fees or equity ownership interests held.

The key estimates and assumptions used in our analyses include the amount of assets under management, investment management and related service fee rates, the life of the investment product, and the discount rate. These estimates and assumptions are subject to variability. For example, assets under management are impacted by market volatility and the level of sales, redemptions, contributions, withdrawals and dividend reinvestments of mutual fund shares that occur daily. Also, investment management fees may be fixed or tiered based on the amount of assets under management, the life of a sponsored investment product may be finite or indefinite, and the discount rate could be affected by credit, liquidity or other risks factors. In addition, third-party purchases and redemptions, which are outside of our control, need to be evaluated to determine whether they cause a reconsideration event.

Based on our evaluation, we believe we were not the primary beneficiary of VIEs and, as a result, did not consolidate these entities as of and for fiscal year 2009. While we believe that our evaluation was appropriate, future changes in estimates, judgments, and assumptions may affect whether certain related entities require consolidation in our financial statements.

Banking/Finance Segment Interest Income and Margin Analysis

The following table presents the banking/finance operating segment’s net interest income and margin:

(in millions)

	2009			2008			2007
as of and for the fiscal years ended September 30,	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Federal funds sold and securities purchased under agreements to resell	$16.9	$0.1	0.59%	$147.2	$5.3	3.60%	$230.2	$12.3	5.34%
Investment securities, trading	92.9	6.4	6.89%	63.1	4.7	7.45%	—	—	—
Investment securities, available-for-sale[1]	414.2	13.2	3.19%	261.3	13.1	5.01%	146.6	9.4	6.41%
Loans to banking clients[2]	357.6	19.5	5.45%	629.2	40.4	6.42%	455.5	37.3	8.19%

Total earning assets	$881.6	$39.2	4.45%	$1,100.8	$63.5	5.77%	$832.3	$59.0	7.09%

Interest-bearing deposits	$516.1	$6.2	1.20%	$389.5	$9.0	2.31%	$371.5	$14.2	3.82%
Federal funds purchased and securities sold under agreements to repurchase	1.4	—	2.08%	4.5	0.1	2.22%	2.7	0.1	3.70%
Variable funding notes	4.3	0.3	6.98%	251.4	10.5	4.18%	149.6	9.6	6.42%
FHLB advances	93.5	2.3	2.46%	48.0	1.3	2.71%	—	—	—

Total interest-bearing liabilities	$615.3	$8.8	1.43%	$693.4	$20.9	3.01%	$523.8	$23.9	4.56%

Net interest income and margin		$30.4	3.45%		$42.6	3.87%		$35.1	4.22%

[1]	Average rates on investment securities, available-for-sale are calculated using the cost basis of the investment.
[2]	Non-accrual loans are included in the average loans receivable balance.

Selected Quarterly Financial Data (Unaudited)

(in thousands except per share data)

Quarter ended	December 31		March 31		June 30	September 30
Fiscal year 2009
Operating revenues	$969,330		$912,272		$1,073,558	$1,238,927
Operating income	268,364		223,322		326,186	384,722
Net income	120,900	[1]	110,806	[2]	297,716	367,356
Earnings per share
Basic	$0.52		$0.48		$1.30	$1.61
Diluted	$0.52		$0.48		$1.29	$1.60
Dividend per share	$0.21		$0.21		$0.21	$0.21
Common stock price per share
High	$95.49		$70.82		$77.62	$104.00
Low	$45.52		$37.19		$52.93	$65.48

Fiscal year 2008
Operating revenues	$1,685,591		$1,503,692		$1,521,649	$1,321,454
Operating income	635,729		519,087		532,215	411,971
Net income	518,316		366,096		403,312	300,489	[3]
Earnings per share
Basic	$2.15		$1.55		$1.72	$1.29
Diluted	$2.12		$1.54		$1.71	$1.28
Dividend per share	$0.20		$0.20		$0.20	$0.20
Common stock price per share
High	$143.08		$114.49		$108.00	$113.70
Low	$108.46		$86.06		$91.21	$81.39

Fiscal year 2007
Operating revenues	$1,427,815		$1,509,006		$1,639,811	$1,629,137
Operating income	508,070		499,083		519,006	541,388
Net income	426,800		440,866		468,364	436,908
Earnings per share
Basic	$1.69		$1.75		$1.89	$1.78
Diluted	$1.67		$1.73		$1.86	$1.76
Dividend per share	$0.15		$0.15		$0.15	$0.15
Common stock price per share
High	$114.98		$126.71		$139.32	$145.59
Low	$103.50		$111.31		$118.80	$113.08

[1]	Includes $33.8 million of other-than-temporary impairments of investment securities, available-for-sale and a $30.1 million decline in fair value of retained interests in securitized assets.
[2]	Includes a $47.1 million decline in fair value of retained interests in securitized assets and $23.9 million of other-than-temporary impairments of investment securities, available-for-sale.
[3]	Includes a $19.7 million income tax charge related to repatriated earnings from foreign subsidiaries.

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

Global markets have continued to experience unprecedented volatility, and challenging and volatile market conditions might continue to be present in the foreseeable future. Market conditions have resulted in a significant reduction in our assets under management, which directly impacts our revenues and net income. A continued economic downturn and volatility in the global financial markets could also significantly affect the estimates, judgments, and assumptions used in the valuation of our financial instruments.

We are exposed to changes in interest rates, primarily through our loans, investment in debt securities, deposit liabilities and other outstanding debt. We minimize the impact of changes in interest rates related to our investments in debt securities by managing the maturities of these securities, and through diversification. We minimize the impact of changes in interest rates related to our outstanding debt by entering into financing transactions that ensure an appropriate mix of debt at fixed and variable interest rates. In addition, our banking/finance segment monitors the net interest rate margin and the average maturity of interest earning assets, as well as funding sources and, from time to time, we may enter into interest-rate swap agreements to mitigate interest rate exposure arising from the loans receivable portfolio.

At September 30, 2009, we have considered the potential impact of a 2% movement in market interest rates on interest earning assets, net of interest-bearing liabilities of our banking/finance segment, total debt outstanding and our portfolio of debt securities. Based on our analysis, we do not expect that this change would have a material impact on our operating revenues or results of operations in the next twelve months, for each of these categories or in the aggregate.

We are subject to foreign currency exchange risk through our international operations. While we operate primarily in the United States, we also provide services and earn revenues in The Bahamas, Asia-Pacific, Canada, Europe, Latin America and Africa. Our exposure to foreign currency exchange risk is minimized in relation to our results of operations since a significant portion of these revenues are denominated in U.S. dollars. This situation may change in the future as our business continues to grow outside the United States and expenses incurred denominated in foreign currencies increase. Our exposure to foreign currency exchange risk in relation to our consolidated balance sheet mostly relates to cash and cash equivalents and investments that are denominated in foreign currencies, primarily in Euro, Pound Sterling, Indian Rupee, Canadian Dollar, Korean Won, and Brazilian Real. These assets accounted for approximately 13% of the total cash and cash equivalents and investments at September 30, 2009. We do not use derivative financial instruments to manage foreign currency exchange risk exposure. As a result, both positive and negative currency fluctuations against the U.S. dollar may affect our results of operations and accumulated other comprehensive income.

We are exposed to market valuation risks related to securities we hold that are carried at fair value and securities held by sponsored investment products that we consolidate, which are also carried at fair value.

The following is a summary of the effect of a 10% increase or decrease in the carrying values of our financial instruments subject to market valuation risks at September 30, 2009.

(in thousands)	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Current
Investment securities, trading	$502,609	$552,870	$452,348
Investment securities, available-for-sale	1,027,287	1,130,016	924,558

Total Current	$1,529,896	$1,682,886	$1,376,906

Banking/Finance
Investment securities, trading	$110,600	$121,660	$99,540
Investment securities, available-for-sale	472,055	519,261	424,850

Total Banking/Finance	$582,655	$640,921	$524,390

Non-Current
Investment securities, available-for-sale	$108,838	$119,721	$97,954

Total	$2,221,389	$2,443,528	$1,999,250

To mitigate the market valuation risks, we maintain a diversified investment portfolio and, from time to time, we may enter into derivative agreements. Our exposure to these risks is also minimized as we sponsor a broad range of investment products in various global jurisdictions, which allows us to mitigate the impact of changes in any particular market(s) or region(s).

Our cash, cash equivalents and investments portfolio by investment objective at September 30, 2009 was as follows:

(dollar amounts in thousands)	Total Portfolio	Percent of Total Portfolio	Trading Securities Included in Portfolio	Percent of Total Trading Securities
Cash and Cash Equivalents	$3,104,451	54%	$—	—

Investment Securities
Equity
Domestic (U.S.)	88,054	2%	43,084	7%
Global/international	374,658	6%	198,018	32%

Total equity	462,712	8%	241,102	39%
Hybrid	64,786	1%	32,567	5%
Fixed-Income
Tax-free	99,889	2%	—	—
Taxable
Domestic (U.S.)	1,133,859	19%	218,009	36%
Global/international	460,143	8%	121,531	20%

Total fixed-income	1,693,891	29%	339,540	56%

Total Investment Securities	2,221,389	38%	613,209	100%
Other[1]	450,945	8%	—	—

Total Cash and Cash Equivalents and Investments	$5,776,785	100%	$613,209	100%

[1]	Includes investments in equity method investees and other investments.

Investments categorized as investment securities, trading in our consolidated balance sheets include securities held by consolidated sponsored investment products. These securities, which amounted to $277.6 million at September 30, 2009, are generally assigned a classification in the table presented above based on the investment objective of the consolidated sponsored investment products holding the trading securities. Investment securities, trading also include securities held by our banking/finance operating segment, which amounted to $110.6 million at September 30, 2009.

Item 8.	Financial Statements and Supplementary Data.

Index of Consolidated Financial Statements for the fiscal years ended September 30, 2009, 2008 and 2007.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Franklin Resources, Inc. and its consolidated subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on that assessment, management concluded that, as of September 30, 2009, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2009 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audits the Company’s consolidated financial statements, as stated in their report immediately following this report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

and Stockholders of Franklin Resources, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of Franklin Resources, Inc. and its subsidiaries at September 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Francisco, California

November 24, 2009

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

for the fiscal years ended September 30,	2009	2008	2007
Operating Revenues
Investment management fees	$2,503,188	$3,683,390	$3,573,845
Underwriting and distribution fees	1,408,162	2,002,031	2,277,698
Shareholder servicing fees	267,350	289,370	277,059
Consolidated sponsored investment products income, net	8,195	10,923	7,804
Other, net	7,192	46,672	69,363

Total operating revenues	4,194,087	6,032,386	6,205,769

Operating Expenses
Underwriting and distribution	1,352,022	1,937,113	2,160,631
Compensation and benefits	958,511	1,120,657	1,080,634
Information systems, technology and occupancy	274,198	320,986	317,938
Advertising and promotion	116,129	184,309	189,382
Amortization of deferred sales commissions	142,978	178,004	158,114
Other	147,655	192,315	231,523

Total operating expenses	2,991,493	3,933,384	4,138,222

Operating Income	1,202,594	2,099,002	2,067,547
Other Income (Expenses)
Consolidated sponsored investment products gains (losses), net	21,706	(71,553)	57,670
Investment and other income, net	60,563	224,898	363,304
Interest expense	(3,771)	(15,758)	(23,220)

Other income, net	78,498	137,587	397,754

Income before taxes	1,281,092	2,236,589	2,465,301
Taxes on income	384,314	648,376	692,363

Net Income	$896,778	$1,588,213	$1,772,938

Earnings per Share
Basic	$3.89	$6.72	$7.11
Diluted	$3.87	$6.67	$7.03
Dividends per Share	$0.84	$0.80	$0.60

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

as of September 30,	2009	2008
Assets

Current Assets
Cash and cash equivalents	$2,982,539	$2,314,818
Receivables	581,810	690,351
Investment securities, trading	502,609	356,408
Investment securities, available-for-sale	1,027,287	600,146
Other investments	51,950	836,657
Deferred taxes	67,773	17,308
Prepaid expenses and other	30,452	33,944

Total current assets	5,244,420	4,849,632

Banking/Finance Assets
Cash and cash equivalents	121,912	212,734
Investment securities, trading	110,600	111,607
Investment securities, available-for-sale	472,055	320,910
Loans held for sale	15,711	32,582
Loans receivable, net	310,504	371,647
Other	8,383	11,899

Total banking/finance assets	1,039,165	1,061,379

Non-Current Assets
Investment securities, available-for-sale	108,838	155,295
Investments in equity method investees and other	398,995	328,247
Deferred sales commissions	103,993	187,807
Property and equipment, net	535,459	554,706
Goodwill	1,436,626	1,438,093
Other intangible assets, net	567,974	579,572
Other	32,993	21,789

Total non-current assets	3,184,878	3,265,509

Total Assets	$9,468,463	$9,176,520

[Table continued on next page]

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

[Table continued from previous page]

(dollars in thousands)

as of September 30,	2009	2008
Liabilities and Stockholders’ Equity

Current Liabilities
Compensation and benefits	$210,789	$307,223
Commercial paper	64,156	13,287
Accounts payable and accrued expenses	174,525	289,985
Commissions	219,356	230,028
Income taxes	28,363	66,032
Other	28,351	29,335

Total current liabilities	725,540	935,890

Banking/Finance Liabilities
Deposits	664,580	570,279
Variable funding notes	—	28,551
Federal Home Loan Bank advances	57,000	109,000
Other	24,653	44,743

Total banking/finance liabilities	746,233	752,573

Non-Current Liabilities
Long-term debt	—	118,433
Deferred taxes	218,845	146,489
Other	78,284	71,609

Total non-current liabilities	297,129	336,531

Total liabilities	1,768,902	2,024,994

Commitments and Contingencies (Note 15)

Minority Interest	67,388	77,162

Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 229,324,345 and 232,777,979 shares issued and outstanding, at September 30, 2009 and 2008	22,932	23,278
Capital in excess of par value	—	—
Retained earnings	7,505,890	7,044,732
Accumulated other comprehensive income	103,351	6,354

Total stockholders’ equity	7,632,173	7,074,364

Total Liabilities and Stockholders’ Equity	$9,468,463	$9,176,520

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands) as of and for the fiscal years ended September 30, 2009, 2008 and 2007	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Total Comprehensive Income (Loss)
	Shares	Amount
Balance at October 1, 2006	253,249	$25,325	$185,583	$6,333,843	$139,977	$6,684,728
Net income				1,772,938		1,772,938	$1,772,938
Other comprehensive income
Net unrealized losses on investments, net of tax					(468)	(468)	(468)
Currency translation adjustments					117,585	117,585	117,585
Minimum pension liability adjustment			(1,391)		1,831	440	1,831

Total comprehensive income							$1,891,886

Repurchase of common stock	(10,142)	(1,014)	(387,571)	(900,072)		(1,288,657)
Cash dividends on common stock				(149,136)		(149,136)
Issuance of common stock under stock incentive plans and employee stock investment plans	1,077	108	95,412			95,520
Issuance of common stock on exercise of stock options, net of forfeitures	1,286	128	65,493			65,621
Tax benefit from employee stock plans			38,608			38,608
Stock-based compensation			3,866			3,866
Adjustment to initially record the funded status of defined benefit plans, net of tax					(614)	(614)
Disproportional dividends on equity investment				(8,156)		(8,156)

Balance at September 30, 2007	245,470	$24,547	$—	$7,049,417	$258,311	$7,332,275

Net income				1,588,213		1,588,213	$1,588,213
Other comprehensive income
Net unrealized losses on investments, net of tax					(107,875)	(107,875)	(107,875)
Currency translation adjustments					(143,800)	(143,800)	(143,800)
Net unrealized losses on defined benefit plans, net of tax					(282)	(282)	(282)

Total comprehensive income							$1,336,256

Repurchase of common stock	(14,241)	(1,424)	(158,201)	(1,383,686)		(1,543,311)
Cash dividends on common stock				(188,813)		(188,813)
Issuance of common stock under stock incentive plans and employee stock investment plans	1,242	124	100,144			100,268
Issuance of common stock on exercise of stock options, net of forfeitures	307	31	12,985			13,016
Tax benefit from employee stock plans			33,613			33,613
Stock-based compensation			11,459			11,459
Adjustment to initially record unrecognized tax benefits				(20,759)		(20,759)
Disproportional dividends on equity investment				360		360

Balance at September 30, 2008	232,778	$23,278	$—	$7,044,732	$6,354	$7,074,364

Net income				896,778		896,778	$896,778
Other comprehensive income
Net unrealized gains on investments, net of tax					106,897	106,897	106,897
Currency translation adjustments					(8,288)	(8,288)	(8,288)
Net unrealized losses on defined benefit plans, net of tax					(1,612)	(1,612)	(1,612)

Total comprehensive income							$993,775

Repurchase of common stock	(5,475)	(548)	(134,687)	(241,672)		(376,907)
Cash dividends on common stock				(194,438)		(194,438)
Issuance of common stock under stock incentive plans and employee stock investment plans	1,512	151	109,292			109,443
Issuance of common stock on exercise of stock options, net of forfeitures	509	51	22,184			22,235
Tax benefit from employee stock plans			7,349			7,349
Stock-based compensation			(4,138)			(4,138)
Disproportional dividends on equity investment				490		490

Balance at September 30, 2009	229,324	$22,932	$—	$7,505,890	$103,351	$7,632,173

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

for the fiscal years ended September 30,	2009	2008	2007
Net Income	$896,778	$1,588,213	$1,772,938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	181,272	215,222	198,619
Stock-based compensation	84,443	80,705	90,145
Excess tax benefit from stock-based compensation arrangements	(4,923)	(27,905)	(33,517)
Net losses (gains) on sale of assets	1,665	(36,418)	(96,805)
Equity in net income of affiliated companies	(17,727)	(28,353)	(63,566)
Provision for loan losses	5,789	13,407	2,877
Other-than-temporary impairment of investments	63,068	13,845	863
Deferred income taxes	13,182	10,742	51,120
Changes in operating assets and liabilities:
(Increase) decrease in receivables, prepaid expenses and other	(34,280)	88,463	(231,238)
Principal collected on (originations of) loans held for sale, net	17,959	(184,185)	(635,482)
Proceeds from securitization of loans held for sale	—	394,299	684,173
Increase in trading securities, net	(397,508)	(687,246)	(217,122)
Advances of deferred sales commissions	(98,140)	(121,885)	(159,551)
(Decrease) increase in income taxes payable	(25,258)	(990)	70,891
(Decrease) increase in commissions payable	(10,672)	(44,669)	63,701
Increase in other liabilities	40,775	117,192	115,663
(Decrease) increase in accrued compensation and benefits	(75,021)	18,804	59,924

Net cash provided by operating activities	641,402	1,409,241	1,673,633

Purchase of investments	(1,869,562)	(1,887,971)	(1,018,145)
Liquidation of investments	2,296,850	1,184,579	877,364
Purchase of banking/finance investments	(208,920)	(213,400)	(49,083)
Liquidation of banking/finance investments	65,001	46,886	62,091
Decrease (increase) in loans receivable	51,220	(162,718)	8,056
Additions of property and equipment, net	(45,183)	(70,215)	(94,144)
Acquisitions of subsidiaries, net of cash acquired	533	6,717	(92,307)

Net cash provided by (used in) investing activities	289,939	(1,096,122)	(306,168)

Increase (decrease) in bank deposits, net	94,301	128,268	(106,896)
Exercise of common stock options	24,356	13,317	66,131
Dividends paid on common stock	(192,784)	(179,033)	(142,747)
Purchase of common stock	(376,907)	(1,543,311)	(1,288,657)
Excess tax benefits from stock-based compensation arrangements	4,923	27,905	33,517
Proceeds from issuance of debt	569,395	1,251,851	537,206
Payments on debt	(649,231)	(1,764,387)	(677,310)
Minority interest	185,339	765,415	129,509

Net cash used in financing activities	(340,608)	(1,299,975)	(1,449,247)

Effect of exchange rate changes on cash and cash equivalents	(13,834)	(69,775)	52,830

Increase (decrease) in cash and cash equivalents	576,899	(1,056,631)	(28,952)
Cash and cash equivalents, beginning of year	2,527,552	3,584,183	3,613,135

Cash and Cash Equivalents, End of Year	$3,104,451	$2,527,552	$3,584,183

[Table continued on next page]

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Table continued from previous page]

(in thousands)

for the fiscal years ended September 30,	2009	2008	2007
Components of Cash and Cash Equivalents
Cash and cash equivalents, beginning of year:
Current assets	$2,314,818	$3,304,495	$3,310,545
Banking/finance assets	212,734	279,688	302,590

Total	$2,527,552	$3,584,183	$3,613,135

Cash and cash equivalents, end of year:
Current assets	$2,982,539	$2,314,818	$3,304,495
Banking/finance assets	121,912	212,734	279,688

Total	$3,104,451	$2,527,552	$3,584,183

Supplemental Disclosure of Non-Cash Information
Change in assets related to the net deconsolidation of certain sponsored investment products	$(379,022)	$(863,200)	$(208,047)
Change in liabilities related to the net deconsolidation of certain sponsored investment products	(176,891)	(118,780)	(38,239)
Assets held for sale reclassified from investing to operating activities	—	—	9,535
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$395,551	$614,021	$586,587
Cash paid for interest	9,382	42,812	39,487

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Significant Accounting Policies

Business. Franklin Resources, Inc. (“Franklin”) is a holding company that, together with its various subsidiaries (collectively, the “Company”) is referred to as Franklin Templeton Investments. The Company derives substantially all of its operating revenues and net income from providing investment management, fund administration, shareholder services, transfer agency, underwriting, distribution, custodial, trustee and other fiduciary services (collectively, “investment management and related services”) to funds and institutional, high net-worth and separately-managed accounts (collectively, the “sponsored investment products”). The Company also offers select retail banking, private banking and consumer lending services through its banking/finance segment. Services to the sponsored investment products are provided under contracts that set forth the level and nature of the fees to be charged for these services. The majority of the Company’s revenues relate to mutual fund products that are subject to contracts that are periodically reviewed and approved by each mutual fund’s board of directors/trustees and/or its shareholders.

Basis of Presentation. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Management believes that the accounting estimates are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates, actual amounts may differ from these estimates. Certain comparative amounts for prior fiscal years have been reclassified to conform to the financial statement presentation as of and for the fiscal year ended September 30, 2009 (“fiscal year 2009”). The Company has evaluated subsequent events through November 24, 2009, which is the date that this Annual Report on Form 10-K is filed with the U.S. Securities and Exchange Commission (the “SEC”).

Consolidation. The consolidated financial statements include the accounts of Franklin and its subsidiaries in which it has a controlling financial interest. An entity generally is considered to have a controlling financial interest when it owns a majority of the voting interest in an entity. The Company also consolidates any variable interest entity (“VIE”) for which it is considered the primary beneficiary. All material intercompany accounts and transactions have been eliminated.

A VIE is an entity in which the equity investment holders have not contributed sufficient capital to finance its activities or the equity investment holders do not have defined rights and obligations normally associated with an equity investment. An entity that has the majority of the risks and rewards of ownership of a VIE, referred to as the primary beneficiary, is required to consolidate the VIE.

The Company evaluates whether entities are VIEs and determines if it qualifies as the primary beneficiary of the VIEs. The Company’s VIEs primarily include certain sponsored investment products and certain other investment products in which the Company holds an equity ownership interest. Other VIEs include limited liability partnerships, limited liability companies, and joint ventures. The form of variable interests that the Company has in VIEs generally includes equity ownership interest and investment management and related service fees earned from the sponsored investment products. The evaluation of whether the Company qualifies as the primary beneficiary of VIEs is highly complex and involves significant judgments, estimates and assumptions. The Company generally utilizes expected cash flow scenarios to determine its interest in the expected losses or residual returns of the VIEs from the investment management and related service fees or equity ownership interests held. The key estimates and assumptions used in the analyses include the amount of assets under management, investment management and related service fee rates, the life of the investment product, and the discount rate.

Fair Value Measurements. The Company records substantially all of its investments in its financial statements at fair value or amounts that approximate fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the “exit price”). The Company uses a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based on whether the inputs to those valuation techniques are observable or unobservable.

The three levels of fair value hierarchy are set forth below. The Company’s assessment of the hierarchy level of the assets or liabilities measured at fair value is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

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

Trading securities, securities available-for-sale, and derivatives are financial instruments recorded at fair value on a recurring basis. The Company may also measure certain assets or liabilities at fair value on a nonrecurring basis. These fair value measurements generally result from the application of lower of cost or fair value accounting for loans held for sale or write-downs of individual assets.

Cash and Cash Equivalents include cash on hand, non-interest-bearing and interest-bearing deposits with financial institutions, federal funds sold, time deposits, securities of the U.S. Treasury and federal agencies, debt instruments with original maturities of three months or less at the purchase date, and other highly liquid investments, including money market funds, which are readily convertible into cash. Cash and cash equivalents are carried at cost. Due to the short-term nature and liquidity of these financial instruments, the carrying values of these assets approximate fair value.

Investment Securities, Trading consist primarily of securities held by consolidated sponsored investment products, non-consolidated sponsored investment products held for trading purposes, and retained subordinated securities and residual interests from securitization transactions. Changes in the fair value of these securities are recognized as gains and losses in earnings. The fair value of securities held by consolidated sponsored investment products is primarily determined using quoted market prices, or independent third-party broker or dealer price quotes. These securities are primarily classified as Level 1 or Level 2. Consolidated sponsored investment products may also hold securities that are classified as Level 3 because their fair value is determined using unobservable inputs. The fair value of these securities is determined using valuation methods as appropriate for each security type such as model-based valuations or prices of similar securities adjusted for illiquidity and credit risk factors. The fair value of non-consolidated sponsored investment products is determined based on the published net asset values of the sponsored investment products, and they are classified as Level 1. The fair value of retained subordinated securities from securitization transactions is determined using independent third-party broker or dealer price quotes, and these securities are classified as Level 2. The broker or dealer price quotes are evaluated for reasonableness based upon the performance of the underlying loans and comparable transaction pricing in the securitization market. The fair value of residual interests currently is estimated using discounted cash flow analyses using unobservable inputs because recent economic conditions have significantly reduced the number of comparable securitization transactions. The residual interests are currently classified as Level 3.

Investment Securities, Available-for-Sale consist primarily of non-consolidated sponsored investment products and debt securities including U.S. government-sponsored enterprise obligations, securities of U.S. states and political subdivisions, securities of the U.S. Treasury and federal agencies, and corporate debt securities. Realized gains and losses are included in investment income using either the average cost method or specific identification method. Unrealized gains and losses are recorded net of tax as part of accumulated other comprehensive income until realized. The fair value of non-consolidated sponsored investment products is determined based on the published net asset values of the sponsored investment products, and they are classified as Level 1. The fair value of debt securities is determined using quoted market prices or independent third-party broker or dealer price quotes, which are evaluated for reasonableness, and they are generally classified as Level 2, except for certain U.S. Treasury securities which are classified as Level 1.

Other Investments are carried at cost. They consist of time deposits with financial institutions having maturities greater than three months but less than one year from the date of purchase. Due to the short-term nature and liquidity of these financial instruments, the carrying values of these assets approximate fair value.

Investments in Equity Method Investees consist of equity investments in entities over which the Company is able to exercise significant influence, but not control. Significant influence is generally considered to exist when an ownership interest in the voting stock of the investee is between 20% and 50%, although other factors, such as representation on the investee’s board of directors and the impact of commercial arrangements, also are considered in determining whether the equity method of accounting is appropriate. Investments in limited partnerships and limited liability companies are accounted for using the equity method of accounting when the Company’s investment is considered to be more than minor. Equity investments are accounted for under the cost method if the Company is not able to exercise significant influence over the investee and the securities are not marketable.

Impairment of Investments. The Company evaluates investments for other-than-temporary impairment on a quarterly basis when the cost of an investment exceeds its fair value. For available-for-sale equity securities, the Company considers many factors, including the severity and duration of the decline in the fair value below cost, the Company’s intent and ability to hold the security for a period of time sufficient for an anticipated recovery in fair value, and the financial condition and specific events related to the issuer. When an impairment of an available-for-sale equity security is determined to be other-than-temporary, the Company recognizes the impairment in earnings. For available-for-sale debt securities, if the Company intends to sell or it is more likely than not that it will be required to sell a security before recovery of its amortized cost, the Company records the entire impairment in earnings. If the Company does not intend to sell or it is not more likely than not that it will be required to sell the security before anticipated recovery of its amortized cost, the Company separates the impairment into the amount of the total impairment related to the credit loss and the amount of the total impairment related to all other factors. The credit loss component is the difference between the security’s amortized cost and the present value of the expected cash flows. The credit loss component is recognized in earnings and the losses related to all other factors are recognized in accumulated other comprehensive income.

Derivatives. The Company enters into interest-rate swap agreements to mitigate interest rate exposure related to loans receivable, deposits, and debt of the banking/finance segment. At September 30, 2009, the

Company held interest-rate swap agreements to reduce the fixed interest-rate exposure of certain loans receivable of the banking/finance segment. These instruments are economic hedges with changes in their fair value recognized in earnings in other, net revenue.

The Company may also enter into equity swap agreements to mitigate market valuation risks related to securities the Company holds that are carried at fair value and investments held by majority-owned sponsored investment products that the Company consolidates. These instruments are economic hedges with changes in their fair value recognized in earnings in other income, net.

Loans Held for Sale consist of retail installment loan sale contracts held for sale in securitization transactions. The contracts are secured by new and used automobiles purchased from motor vehicle dealers. The loans held for sale are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses are recognized through a valuation allowance included in other, net revenue. The fair value of automobile loans held for sale generally is estimated based on the whole loan market price that would be received if the loans were sold in their current condition, which may include adjustments based on the composition of the loan portfolio and liquidity factors. As a result of recent economic conditions, observable whole loan prices for comparable portfolios of automobile loans sold have not been readily available. Therefore, the fair value currently is determined by using discounted cash flow analyses with estimated discount rates for loans with similar terms and collateral. Accordingly, automobile loans held for sale currently are classified as Level 3.

Loans Receivable, Net. The banking/finance group offers retail banking, private banking and consumer lending services. The Company accrues interest on loans using the effective interest method. The majority of retail and private banking loans carry variable interest rates, which are adjusted periodically. The consumer lending loans carry fixed interest rates. Loans receivable are carried at cost, net of the allowance for loan losses. For disclosure purposes, the fair value of loans receivable is estimated using discounted cash flow models with interest rates that consider the current credit and interest rate risks inherent in the loans and the current economic and lending conditions. For certain loans with no significant credit concerns and frequent repricing, estimated fair values are generally based on the carrying value.

Allowance for Loan Losses. An allowance for loan losses on the Company’s retail banking, private banking and consumer lending portfolios (collectively, “loan portfolios”) is maintained at a level sufficient to absorb probable losses inherent in the loan portfolios. Probable losses are estimated for the loan portfolios based on contractual delinquency status and historical loss experience. The allowance on the loan portfolios is based on aggregated portfolio segment evaluations, generally by loan type, and reflects the Company’s judgment of portfolio risk factors such as economic conditions, bankruptcy trends, product mix, geographic concentrations and other similar items. A loan is charged to the allowance for loan losses when it is deemed probable to be uncollectible, taking into consideration the value of the collateral, the financial condition of the borrower and other factors. Recoveries on loans previously charged-off as uncollectible are credited to the allowance for loan losses.

Loans past due 90 days or more are reviewed individually to determine whether they are collectible. If warranted, after considering collateral level and other factors, loans 90 days past due are placed on non-accrual status. Interest collections on non-accrual loans for which the ultimate collectibility of principal is uncertain are applied as principal reductions; otherwise, such collections are credited to income when received.

The Company has not recorded an allowance for loan losses on its private banking loans. These loans generally are payable on demand and are fully secured by assets under its control or subject to rights of offset. Consistent with past experience, no losses are anticipated on these loans.

Deferred Sales Commissions. Sales commissions paid to broker/dealers and other investment advisers in connection with the sale of shares of the Company’s funds sold without a front-end sales charge are capitalized as deferred sales commission assets (“DCA”). The DCA is amortized over the estimated period in which it will be recovered from distribution plan fees or from contingent deferred sales charges, generally over 12 months to eight years, depending on share class.

The Company evaluates DCA for recoverability on a periodic basis using undiscounted cash flows expected to be generated from the related distribution plan fees and contingent deferred sales charges. These evaluations involve the use of estimates and assumptions, including expected future market levels, average assets under management and shareholder redemption rates.

Property and Equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives which range from three to 35 years. Expenditures for repairs and maintenance are charged to expense when incurred. The Company amortizes leasehold improvements using the straight-line method over their estimated useful lives or the lease term, whichever is shorter.

Internal and external costs incurred in connection with developing or obtaining software for internal use are capitalized and amortized over the estimated useful life of the software of three years beginning when the software project is complete and the application is put into production.

The Company tests property and equipment for impairment when there is an indication that the carrying amount of the asset may not be recoverable. Carrying values are not recoverable when the undiscounted cash flows estimated to be generated by those assets are less than their carrying value. If assets are determined to not be recoverable, impairment losses are measured based on the excess, if any, of the carrying value of these assets over their respective fair value. Fair value is determined by discounted future cash flows models, appraisals or other applicable methods.

Goodwill and Other Intangible Assets. Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. Intangible assets consist primarily of mutual fund management contracts and customer base assets resulting from business acquisitions. The Company amortizes intangible assets over their estimated useful lives which range from seven to 15 years using the straight-line method, unless the asset is determined to have an indefinite useful life. Indefinite-lived intangible assets primarily represent contracts to manage mutual fund assets for which there is no foreseeable limit on the contract period.

Goodwill is tested for impairment annually and when an event occurs or circumstances change that more likely than not reduce the fair value of a reporting unit below its carrying amount. Historically, the Company completed the annual goodwill impairment test as of October 1 of each fiscal year. During fiscal year 2009, the Company changed the annual impairment test date from October 1 to August 1 of each year. The Company believes the August 1 date better aligns the annual goodwill impairment test with the budget data developed in connection with the budgeting process that takes place in July and August. In addition, the annual impairment test will be completed during the fourth fiscal quarter using the most recent financial information such that the results will better reflect the fiscal year being reported. This change to the date of the annual goodwill impairment test constitutes a change in the method of applying an accounting principle. The Company believes that this change in accounting principle is preferable and filed a letter of preferability from its independent registered public accounting firm regarding this change in accounting principle as an exhibit to the Form 10-Q for the quarter ended March 31, 2009.

The goodwill impairment test involves a two-step process. The first step requires the identification of the reporting units, and comparison of the fair value of each of these reporting units to the respective carrying value. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step is performed to compute the amount of the impairment. In the second step, the impairment is computed by comparing the implied fair value of reporting unit goodwill with the carrying value of that goodwill. The Company has two reporting units, investment management and related services and banking/finance, which are the same as the Company’s operating segments. All goodwill has been assigned to the investment management and related services reporting unit.

Indefinite-lived intangible assets are tested for impairment annually, and when events or changes in circumstances indicate the assets might be impaired. Impairment is indicated when the carrying value of the intangible asset exceeds its fair value.

In estimating the fair value of the reporting unit and indefinite-lived intangible assets, the Company uses valuation techniques based on an income approach under which future cash flows are discounted. The future cash flow estimates include assumptions about revenue and assets under management growth rates, the pre-tax profit margin, the average effective fee rate, the effective tax rate, and the discount rate, which is based on the Company’s weighted average cost of capital.

The Company tests definite-lived intangible assets for impairment quarterly. Impairment is indicated when the carrying value of the asset is not recoverable and exceeds its fair value. In evaluating the recoverability of definite-lived intangible assets, the Company estimates the undiscounted future cash flows to be derived from these assets. The future undiscounted cash flow projections include assumptions about revenue and assets under management growth rates, effective fee rates, investor redemptions, the pre-tax profit margin, and expected useful lives. If the carrying value of the asset is not recoverable through the related undiscounted cash flows, the Company measures the impairment loss based on the amount by which the carrying value of the asset exceeds its fair value. The fair value of the asset is determined by discounted cash flows or other methods as appropriate for the asset type.

Commercial Paper is carried at amortized cost. Due to the short-term nature and liquidity of these financial instruments, the carrying values of these liabilities approximate fair value. At September 30, 2009 and 2008, commercial paper had maturity dates of three months or less.

Deposits are carried at the aggregate amount of deposits held and include interest-bearing and non-interest-bearing demand deposits, savings and time deposits. The fair value of deposits with no stated maturities is considered to approximate their carrying value because they are payable on demand. For disclosure purposes, the fair value of deposits with stated maturities is estimated based on discounted cash flow models using interest rates offered by comparable institutions on deposits with similar remaining maturities.

Variable Funding Notes are carried at the aggregate amount of outstanding borrowings to be repaid. The carrying amount of variable funding notes approximates fair value as the interest rates are adjusted periodically.

Federal Home Loan Bank Advances are carried at the aggregate amount of outstanding advances. For disclosure purposes, the fair value is estimated using discounted cash flow models using rates available to the Company for Federal Home Loan Bank (“FHLB”) advances with similar terms and remaining maturities.

Minority Interest included $65.1 million and $74.7 million related to sponsored investment products that were consolidated in the Company’s financial statements as of September 30, 2009 and 2008. Sales and redemptions of shares of consolidated sponsored investment products are a component of the change in minority interest included in financing activities in the consolidated statements of cash flows.

Revenues. The Company recognizes fees from providing investment management and fund administration services (“investment management fees”), shareholder servicing fees and distribution fees as earned, over the period in which services are rendered, except for performance-based investment management fees, which are recognized when earned. The Company recognizes underwriting commissions related to the sale of shares of its sponsored investment products on trade date. Investment management fees are generally determined based on a percentage of assets under management, except for performance-based investment management fees, which are based on performance targets established in the related investment management contracts. Generally, shareholder servicing fees are calculated based on the number and type of accounts serviced while distribution fees are generally based on a percentage of assets under management.

Assets under management is calculated for the sponsored investment products using fair value methods derived primarily from unadjusted quoted market prices, unadjusted independent third-party broker or dealer price quotes in active markets, or adjusted market prices or price quotes. The fair values of securities for which market prices are not readily available are internally valued using various methodologies as appropriate for each security type. Securities for which market prices are not readily available generally represent a de minimus amount of the total assets under management. The pricing of the securities held by the sponsored investment products is governed by a global valuation and pricing policy, which defines valuation and pricing conventions for each security type, including practices for responding to unexpected or unusual market events.

Advertising and Promotion. The Company expenses costs of advertising and promotion as incurred.

Income Taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and the reported amounts in the consolidated financial statements using the statutory tax rates in effect for the year when the reported amount of the asset or liability is recovered or settled, respectively. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying values of deferred tax assets to the amount that is more likely than not to be realized. For each tax position taken or expected to be taken in a tax return, the Company determines whether it is more likely than not that the position will be sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. The Company recognizes the accrual of interest on uncertain tax positions in interest expense and penalties in other operating expenses.

As a multinational corporation, the Company operates in various locations outside the United States and generates earnings from its non-U.S. subsidiaries. The Company indefinitely reinvests the undistributed earnings of its non-U.S. subsidiaries, except for Subpart F income taxed in the U.S., subject to regulatory or contractual repatriation restrictions, and the excess net earnings after debt service payments and regulatory capital requirements of its Canadian and United Kingdom (“U.K.”) consolidated subsidiaries.

Foreign Currency Translation. Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated at current exchange rates as of the end of the accounting period. The related revenues and expenses are translated at average exchange rates in effect during the period. Net exchange gains and losses resulting from translation are excluded from income and are recorded as part of accumulated other comprehensive income. Foreign currency transaction gains and losses are reflected in investment and other income, net in the consolidated statements of income.

Accumulated Other Comprehensive Income is reported in the consolidated statements of stockholders’ equity and comprehensive income and includes unrealized gains (losses) on investment securities available-for-sale, net of income taxes, currency translation adjustments and unrealized gains (losses) on defined benefit plans, net of income taxes.

Note 2 – New Accounting Standards

Accounting Standards Adopted During Fiscal Year 2009

In the fourth quarter, the Company adopted the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (the “Codification”), which is now the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All other accounting literature not included in the Codification became nonauthoritative. As the Codification does not change U.S. GAAP, the adoption of the Codification had no impact on the Company’s consolidated financial statements.

In the third quarter, the Company adopted a new FASB standard that requires disclosures about fair value of financial instruments for interim reporting periods and requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions, in both interim and annual financial statements. The adoption of the standard had no financial impact on the Company’s consolidated financial statements. The Company has applied the disclosure requirements of the standard on a prospective basis.

In the first quarter, the Company adopted a new FASB standard that requires enhanced disclosures about transfers of financial assets and interests in VIEs, and provides users of the financial statements with greater transparency about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with VIEs. The adoption of the standard had no financial impact on the Company’s consolidated financial statements. The Company has applied the disclosure requirements of the standard on a prospective basis.

New Accounting Standards Not Yet Adopted

In September 2009, the FASB issued a new standard that permits a reporting entity to measure the fair value of certain alternative investments that do not have a readily determinable fair value on the basis of the investments’ net asset value per share or its equivalent. The standard also requires expanded disclosures. The standard is effective for interim and annual periods ending after December 15, 2009. The Company is currently evaluating the impact that the adoption of the standard as of October 1, 2009 will have on its consolidated financial statements.

In June 2009, the FASB issued a new standard that requires an enterprise to perform a qualitative analysis to determine whether its variable interests give it a controlling financial interest in a VIE. Under the standard, an enterprise has a controlling financial interest when it has (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. An enterprise that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. The standard also requires an ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity, and additional disclosures about an enterprise’s involvement in VIEs and any significant changes in risk exposure due to that involvement. The standard is effective for fiscal years beginning after November 15, 2009. In November 2009, the FASB issued a proposed standard update which indefinitely defers the requirements of this new standard for assets managers’ interests in entities that apply the specialized accounting guidance for investment companies or that have the attributes of investment companies. The proposed standard update, once finalized, is expected to be effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact that the adoption of the standard as of October 1, 2010 will have on its consolidated financial statements.

In June 2009, the FASB issued a new standard that eliminates the concept of a qualifying special-purpose entity (“QSPE”), changes the requirements for derecognizing financial assets, and requires additional disclosures to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. The standard also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The standard is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact that the adoption of the standard as of October 1, 2010 will have on its consolidated financial statements.

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

(in thousands except per share data)

for the fiscal years ended September 30,	2009	2008	2007
Net income as reported	$896,778	$1,588,213	$1,772,938
Adjustments, net of taxes	—	—	(269)

Net Income Available to Common Stockholders	$896,778	$1,588,213	$1,772,669

Weighted-average shares outstanding–basic	230,334	236,396	249,197
Common stock options, nonvested stock awards and nonvested stock unit awards	1,120	1,885	2,921

Weighted-Average Shares Outstanding–Diluted	231,454	238,281	252,118

Earnings per Share
Basic	$3.89	$6.72	$7.11
Diluted	$3.87	$6.67	$7.03

In computing diluted earnings per share for fiscal year 2007, the Company adjusted net income for the effect of an accelerated stock repurchase agreement entered into in March 2007.

For fiscal years 2009, 2008 and 2007, the Company excluded approximately 945.6 thousand, 867.4 thousand and 6.7 thousand nonvested shares related to grants of stock awards and stock unit awards from the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note 4 – Acquisitions

On April 3, 2007, the Company acquired the remaining 25% interests in each of its joint ventures in India, Franklin Templeton Asset Management (India) Private Limited and Franklin Templeton Trustee Services Private Limited, from an unrelated third party for approximately $89.7 million in cash. The acquisition cost was allocated to the net assets acquired based on their estimated fair values as follows: $24.4 million to tangible net assets and $44.7 million to indefinite-lived intangible assets. The excess cost over the fair value of the net assets acquired of $20.6 million was recognized as goodwill. The indefinite-lived intangible assets relate to management contracts and are not amortized.

The Company has not presented pro forma combined results of operations for this acquisition because the results of operations as reported in the accompanying consolidated statements of income would not have been materially different.

Note 5 – Cash and Cash Equivalents

The Company discloses cash and cash equivalents as separate components of current assets and banking/finance assets in its consolidated balance sheets. Cash and cash equivalents consisted of the following:

(in thousands)

as of September 30,	2009	2008
Cash on hand and non-interest-bearing deposits with financial institutions	$134,508	$96,774
Interest-bearing deposits with financial institutions	350,483	482,587
Federal funds sold	5,242	134,759
Sponsored money market funds	1,407,801	1,076,966
Time deposits, securities of the U.S. Treasury and federal agencies and other	1,206,417	736,466

Total	$3,104,451	$2,527,552

Federal Reserve Board regulations require certain of the Company’s banking subsidiaries to maintain reserve and clearance balances on deposits with the Federal Reserve Banks. The required reserve balances were $7.0 million at September 30, 2009 and $6.4 million at September 30, 2008. The required clearing balance was $1.2 million at September 30, 2009 and 2008.

The Company maintains cash and cash equivalents with financial institutions in various countries, limits the amount of credit exposure with any given financial institution and conducts ongoing evaluations of the credit worthiness of the financial institutions with which it does business.

Note 6 – Investments

Investments consisted of the following:

(in thousands)

as of September 30,	2009	2008
Current
Investment securities, trading	$502,609	$356,408
Investment securities, available-for-sale
Sponsored investment products	943,824	591,562
Securities of U.S. states and political subdivisions	15,118	5,104
Securities of the U.S. Treasury and federal agencies	55,816	2,799
Other equity securities	12,529	681

Total investment securities, available-for-sale	1,027,287	600,146
Other investments[1]	51,950	836,657

Total Current	$1,581,846	$1,793,211

Banking/Finance
Investment securities, trading	$110,600	$111,607
Investment securities, available-for-sale
U.S. government-sponsored enterprise obligations[2]	365,655	315,683
Securities of U.S. states and political subdivisions	852	1,125
Securities of the U.S. Treasury and federal agencies	3,566	3,760
Corporate debt securities[3]	101,774	—
Other equity securities	208	342

Total investment securities, available-for-sale	472,055	320,910

Total Banking/Finance	$582,655	$432,517

Non-Current
Investment securities, available-for-sale
Sponsored investment products	$23,947	$28,089
Securities of U.S. states and political subdivisions	83,838	119,031
Securities of the U.S. Treasury and federal agencies	—	625
Other equity securities	1,053	7,550

Total investment securities, available-for-sale	108,838	155,295
Investments in equity method investees and other	398,995	328,247

Total Non-Current	$507,833	$483,542

[1]	Other investments consist of time deposits with financial institutions having original maturities greater than three months but not exceeding one year from the date of purchase.
[2]	At September 30, 2009, U.S. government-sponsored enterprise obligations consisted of $313.0 million of residential mortgage-backed securities and $52.7 million of debentures.
[3]	Corporate debt securities are insured by the Federal Deposit Insurance Corporation or non-U.S. government agencies.

At September 30, 2009 and 2008, current investment securities, trading included $277.6 million and $294.6 million of investments held by sponsored investment products that were consolidated in the Company’s consolidated financial statements.

At September 30, 2009 and 2008, banking/finance segment investment securities with aggregate carrying amounts of $245.9 million and $180.7 million were pledged as collateral for the ability to borrow from the Federal Reserve Bank, $99.6 million and $111.0 million were pledged as collateral for outstanding

FHLB borrowings and amounts available in secured FHLB short-term borrowing capacity, and $1.9 million and $2.4 million were pledged as collateral as required by federal and state regulators (see Note 13 – Debt). In addition, investment management and related services segment securities with aggregate carrying amounts of $5.0 million and $8.3 million were pledged as collateral at September 30, 2009 and 2008.

A summary of the gross unrealized gains and losses relating to investment securities, available-for-sale is as follows:

(in thousands)

		Gross Unrealized
as of September 30, 2009	Cost Basis	Gains	Losses	Fair Value
Sponsored investment products	$890,745	$94,829	$(17,803)	$967,771
U.S. government-sponsored enterprise obligations	361,340	6,566	(2,251)	365,655
Securities of U.S. states and political subdivisions	96,647	3,265	(104)	99,808
Securities of the U.S. Treasury and federal agencies	59,428	20	(66)	59,382
Corporate debt securities	100,272	1,502	—	101,774
Other equity securities	11,136	2,786	(132)	13,790

Total	$1,519,568	$108,968	$(20,356)	$1,608,180

(in thousands)

		Gross Unrealized
as of September 30, 2008	Cost Basis	Gains	Losses	Fair Value
Sponsored investment products	$650,873	$12,465	$(43,687)	$619,651
U.S. government-sponsored enterprise obligations	315,969	2,705	(2,991)	315,683
Securities of U.S. states and political subdivisions	126,583	401	(1,724)	125,260
Securities of the U.S. Treasury and federal agencies	7,092	109	(17)	7,184
Other equity securities	7,882	906	(215)	8,573

Total	$1,108,399	$16,586	$(48,634)	$1,076,351

The changes in net holding gains (losses) on investment securities, available-for-sale included in accumulated other comprehensive income were $53.6 million, $(101.7) million and $107.0 million during fiscal years 2009, 2008 and 2007. The tax effects of the net change in unrealized gains (losses) included in accumulated other comprehensive income were $(13.8) million, $11.2 million and $0.5 million during fiscal years 2009, 2008 and 2007.

The following tables show the gross unrealized losses and fair values of investment securities, available-for-sale with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

(in thousands)	Less Than 12 Months		12 Months or Greater		Total
as of September 30, 2009	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Current
Investment securities, available-for-sale
Sponsored investment products	$89,676	$(15,082)	$49,733	$(594)	$139,409	$(15,676)
Other equity securities	782	(118)	28	(5)	810	(123)

Total Current	$90,458	$(15,200)	$49,761	$(599)	$140,219	$(15,799)

Banking/Finance
Investment securities, available-for-sale
U.S. government-sponsored enterprise obligations	$53,717	$(333)	$161,236	$(1,918)	$214,953	$(2,251)
Securities of the U.S. Treasury and federal agencies	2,129	(36)	1,437	(30)	3,566	(66)

Total Banking/Finance	$55,846	$(369)	$162,673	$(1,948)	$218,519	$(2,317)

Non-Current
Investment securities, available-for-sale
Sponsored investment products	$15,460	$(2,038)	$37,653	$(89)	$53,113	$(2,127)
Securities of U.S. states and political subdivisions	—	—	8,618	(104)	8,618	(104)
Other equity securities	—	—	165	(9)	165	(9)

Total Non-Current	$15,460	$(2,038)	$46,436	$(202)	$61,896	$(2,240)

(in thousands)	Less Than 12 Months		12 Months or Greater		Total
as of September 30, 2008	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Current
Investment securities, available-for-sale
Sponsored investment products	$368,820	$(39,761)	$37,257	$(2,331)	$406,077	$(42,092)
Other equity securities	32	(3)	30	(12)	62	(15)

Total Current	$368,852	$(39,764)	$37,287	$(2,343)	$406,139	$(42,107)

Banking/Finance
Investment securities, available-for-sale
U.S. government-sponsored enterprise obligations	$192,264	$(2,802)	$19,715	$(189)	$211,979	$(2,991)
Securities of the U.S. Treasury and federal agencies	2,242	(17)	—	—	2,242	(17)

Total Banking/Finance	$194,506	$(2,819)	$19,715	$(189)	$214,221	$(3,008)

Non-Current
Investment securities, available-for-sale
Sponsored investment products	$4,808	$(1,240)	$3,144	$(355)	$7,952	$(1,595)
Securities of U.S. states and political subdivisions	28,976	(1,284)	39,502	(440)	68,478	(1,724)
Other equity securities	2,720	(200)	—	—	2,720	(200)

Total Non-Current	$36,504	$(2,724)	$42,646	$(795)	$79,150	$(3,519)

The Company recognized other-than-temporary impairment of available-for-sale investments, primarily related to sponsored investment products, in the amounts of $63.1 million, $13.8 million and $0.9 million during fiscal years 2009, 2008 and 2007. The Company did not recognize any other-than-temporary impairment of available-for-sale debt securities during fiscal year 2009.

The unrealized losses associated with U.S. government-sponsored enterprise obligations, securities of the U.S. Treasury and federal agencies, and securities of U.S. states and political subdivisions for fiscal year 2009 were primarily driven by changes in interest rates and were not due to the credit quality of the securities. As a result, the Company concluded that these securities were not other-than-temporarily impaired at September 30, 2009.

At September 30, 2009, maturities of available-for-sale debt securities were as follows:

(in thousands)	Cost Basis	Fair Value
U.S. government-sponsored enterprise obligations
Due after one year through five years	$49,644	$52,648
Due after five years through ten years	15,671	16,474
Due after ten years	296,025	296,533

Total	$361,340	$365,655

Securities of U.S. states and political subdivisions
Due in one year or less	$14,967	$15,118
Due after one year through five years	54,713	57,171
Due after five years through ten years	23,655	24,260
Due after ten years	3,312	3,259

Total	$96,647	$99,808

Securities of the U.S. Treasury and federal agencies
Due in one year or less	$55,796	$55,816
Due after ten years	3,632	3,566

Total	$59,428	$59,382

Corporate debt securities
Due after one year through five years	$100,272	$101,774

Total	$100,272	$101,774

Note 7 – Fair Value Measurements

The Company records substantially all of its investments at fair value or amounts that approximate fair value. Trading securities, securities available-for-sale, and derivatives are financial instruments recorded at fair value on a recurring basis.

The table below presents the balances of assets measured at fair value on a recurring basis.

(in thousands)

as of September 30, 2009	Level 1	Level 2	Level 3	Total
Current Assets
Investment securities, trading	$394,754	$105,802	$2,053	$502,609
Investment securities, available-for-sale
Sponsored investment products	943,824	—	—	943,824
Securities of U.S. states and political subdivisions	—	15,118	—	15,118
Securities of the U.S. Treasury and federal agencies	—	55,816	—	55,816
Other equity securities	8,403	—	4,126	12,529
Banking/Finance Assets
Investment securities, trading	—	81,886	28,714	110,600
Investment securities, available-for-sale
U.S. government-sponsored enterprise obligations	—	365,655	—	365,655
Securities of U.S. states and political subdivisions	—	852	—	852
Securities of the U.S. Treasury and federal agencies	—	3,566	—	3,566
Corporate debt securities	—	101,774	—	101,774
Other equity securities	—	—	208	208
Non-Current Assets
Investment securities, available-for-sale
Sponsored investment products	19,837	—	4,110	23,947
Securities of U.S. states and political subdivisions	—	83,838	—	83,838
Other equity securities	321	—	732	1,053
Life settlement contracts	—	—	6,162	6,162

Total Assets Measured at Fair Value	$1,367,139	$814,307	$46,105	$2,227,551

The changes in Level 3 assets measured at fair value on a recurring basis were as follows.

(in thousands)	Securities Held by Consolidated Sponsored Investment Products	Residual Interests from Securitization Transactions	Other[1]	Total
Balance at October 1, 2008	$4,089	$29,782	$12,112	$45,983
Total realized and unrealized gains (losses):
Included in other, net revenue	—	(45,955)	—	(45,955)
Included in consolidated sponsored investment products gains (losses), net	(423)	—	—	(423)
Included in investments and other income, net	—	—	(1,847)	(1,847)
Included in accumulated other comprehensive income	—	—	476	476
Purchases, sales, and settlements, net	(580)	44,887	2,593	46,900
Transfers (out of)/into Level 3	(1,033)	—	2,004	971

Balance at September 30, 2009	$2,053	$28,714	$15,338	$46,105

Change in unrealized losses included in net income relating to assets still held at September 30, 2009	$(565)[2]	$(45,955)[3]	$—	$(46,520)

[1]	Other primarily consists of equity securities and life settlement contracts.
[2]	Included in consolidated sponsored investment products gains (losses), net.
[3]	Included in other, net revenue.

The Company may also be required to measure certain assets or liabilities at fair value on a nonrecurring basis. These fair value measurements generally result from the application of lower of cost or fair value accounting for automobile loans held for sale or write-downs of individual assets. Automobile loans held for sale currently are classified as Level 3. The fair value of these loans was $16.6 million at September 30, 2009, and the adjustments to the fair value of these loans recorded as a loss during fiscal year 2009 were de minimus.

The following financial instruments were not measured at fair value, but required disclosure of the estimated fair value:

(in thousands)	2009		2008
as of September 30,	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and cash equivalents	$3,104,451	$3,104,451	$2,527,552	$2,527,552
Other investments	51,950	51,950	836,657	836,657
Loans held for sale	15,711	16,621	32,582	32,582
Loans receivable, net	310,504	323,672	371,647	370,871
Financial Liabilities
Commercial paper	$64,156	$64,156	$13,287	$13,287
Deposits	664,580	667,793	570,279	564,997
FHLB advances	57,000	57,026	109,000	110,008

Note 8 – Loans and Allowance for Loan Losses

The following table summarizes the banking/finance operating segment loans receivable by major category:

(in thousands)

as of September 30,	2009	2008
Commercial loans	$33,511	$70,256
Real estate mortgage loans	36,303	33,029
Installment loans to individuals	221,765	244,513
Other	25,951	30,140

Loans receivable	317,530	377,938
Less: allowance for loan losses	(7,026)	(6,291)

Loans Receivable, Net	$310,504	$371,647

Installment loans to individuals include secured private banking loans to Fiduciary Trust clients and automobile receivables. Other loans include credit card receivables and overdraft receivables. No loan loss allowance is recognized on private banking loans as described in Note 1 – Significant Accounting Policies, Allowance for Loan Losses. At September 30, 2009 and 2008, loans receivable with aggregate carrying values of $30.6 million and $22.3 million were pledged as collateral for the ability to obtain FHLB advances.

Maturities of loans receivable at September 30, 2009 were as follows:

(in thousands)	One Year or Less	After One Through Five Years	After Five Years	Total
Commercial loans	$28,364	$3,954	$1,193	$33,511
Real estate mortgage loans	120	9,699	26,484	36,303
Installment loans to individuals	94,111	72,114	55,540	221,765
Other	25,100	339	512	25,951

Total	$147,695	$86,106	$83,729	$317,530

The following table summarizes contractual maturities of loans receivable due after one year by repricing characteristic at September 30, 2009:

(in thousands)	Carrying Value
Loans at predetermined interest rates	$108,774
Loans at floating or adjustable interest rates	61,061

Total	$169,835

Changes in the allowance for loan losses were as follows:

(in thousands)

for the fiscal years ended September 30,	2009	2008
Balance, beginning of year	$6,291	$2,772
Provision for loan losses	5,789	13,407
Charge-offs	(7,875)	(13,039)
Recoveries	2,821	3,151

Balance, End of Year	$7,026	$6,291

Total net loan charge-offs as a percentage of simple monthly average loans receivable	1.49%	3.13%
Allowance for loan losses as a percentage of loans receivable	2.21%	1.66%

The following is a summary of loan delinquency information:

(in thousands)

as of September 30,	2009	2008	2007
Installment loans, 90 days or more delinquent	$642	$1,054	$1,145
Other loans, 90 days or more delinquent	—	36	9
Non-accrual loans	965	507	271

The Company originates automobile loans to individuals for sale in securitization transactions as described in Note 9 – Securitization of Loans Held for Sale. As of September 30, 2009 and 2008, loans held for sale were $15.7 million and $32.6 million.

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

When the Company sells automobile loans in a securitization transaction, it retains certain interests. Residual interests, which include interest-only strips receivable and cash on deposit, represent the Company’s contractual right to receive excess interest and cash from the pool of securitized loans after the payment of required amounts to holders of the asset-backed securities and certain other costs associated with the securitization. The residual interests are generally fully realizable and subject to limited recourse provisions. Credit enhancements for the securitization trusts require the Company to maintain a certain amount of cash on deposit, which provides protection for the holders of the asset-backed securities against delays in payment and certain losses on the securitized loans. At September 30, 2009 and 2008, the amounts of cash on deposit were $46.9 million and $23.2 million. Discounted values of the cash on deposit were recognized as part of the residual interests. The Company may also retain subordinated securities from securitization transactions, which are senior to the residual interests. The retained interests in securitized assets, including the residual interests and the retained subordinated securities, were recognized as banking/finance trading securities in the consolidated balance sheets. Changes in the fair value of the retained interests were recognized in earnings.

The Company did not enter into any automobile loan securitization transactions during fiscal year 2009. During fiscal year 2008, the Company sold automobile loans with an aggregate carrying value of $381.4 million for net sale proceeds of $381.9 million in a securitization transaction and recognized a pre-tax gain of $0.5 million. During fiscal year 2007, the Company sold automobile loans with an aggregate carrying value of $676.9 million for net sale proceeds of $682.1 million in a securitization transaction and recognized a pre-tax gain of $5.2 million. The securitization transactions in which the Company entered into through September 30, 2008 were consistent in all material respects. As a result of a securitization transaction that the Company entered into in June 2008, it retained the subordinated securities in addition to the residual interests. These retained subordinated securities had credit ratings from Standard & Poor’s ranging from AA to BBB- at September 30, 2009.

The fair value of the retained interests in securitized assets is generally estimated based on the present value of future expected cash flows. The key assumptions used in the present value calculations at the date of securitization were as follows:

for the fiscal years ended September 30,	2009	2008	2007
Excess cash flow discount rate (annual rate)[1]	N/A	6.1% – 13.4%	12.0%
Cumulative life loss rate	N/A	3.7%	3.9% – 4.1%
Expected weighted-average life (years)	N/A	3.6	4.0
Pre-payment speed assumption (average monthly rate)	N/A	1.6%	1.6%

[1]	The excess cash flow discount rate assumption for fiscal year 2008 includes retained subordinated securities.

The Company determines the fair value of the retained interests in securitized assets at the date of securitization and at the end of each period (see Note 1 – Significant Accounting Policies, Fair Value Measurements for a description of fair value methodologies used).

The following table shows the sensitivity of the retained interests to hypothetical adverse changes in the key economic assumptions used to measure fair value:

(dollar amounts in thousands)

for the fiscal years ended September 30,	2009	2008
Fair value of retained interests
Retained subordinated securities	$81,886	$81,825
Residual interests	28,714	29,782

Total	$110,600	$111,607

Excess cash flow discount rate (annual rate)	12.2% – 14.4%	9.6% – 19.8%
Impact on fair value of 10% adverse change	$(4,133)	$(3,865)
Impact on fair value of 20% adverse change	(8,225)	(7,713)

Cumulative life loss rate	7.4%	4.2%
Impact on fair value of 10% adverse change	$(2,376)	$(1,754)
Impact on fair value of 20% adverse change	(4,763)	(3,215)

Expected weighted-average life (years)	2.2	2.7

Prepayment speed (average monthly rate)	1.2%	1.5%
Impact on fair value of 10% adverse change	$(2,737)	$(1,645)
Impact on fair value of 20% adverse change	(5,241)	(3,054)

Actual future market conditions may differ materially. Accordingly, this sensitivity analysis should not be considered the Company’s projection of future events or losses. Subsequent to September 30, 2009, the

Company sold retained subordinated securities with an aggregate face value of $51.0 million for $52.5 million in net cash proceeds.

The Company retains servicing responsibilities for automobile loan securitizations and receives annual servicing fees ranging from 1% to 2% of the loans securitized for services that it provides to the securitization trusts. The servicing fees are recognized in other, net revenue in the consolidated statements of income. The Company does not recognize a servicing asset or liability, because the benefits of servicing are just adequate to compensate for its servicing responsibilities as the servicing fees are consistent with current market rates that would be charged to compensate a substitute servicer for providing these services.

The following table provides a summary of cash flows received from and paid to securitization trusts:

(in thousands)

for the fiscal years ended September 30	2009	2008	2007
Servicing fees received	$13,348	$13,389	$15,197
Cash flows received in relation to retained subordinated securities	6,791	1,830	N/A
Cash flows received in relation to residual interests	1,554	10,441	18,076
Cash paid in relation to residual interests	(40,058)	—	—
Purchase of loans from the securitization trusts	—	(42,608)	(39,346)

Amounts payable to the trustee related to loan principal and interest collected on behalf of the securitization trusts of $24.1 million at September 30, 2009 and $35.6 million at September 30, 2008 were included in other banking/finance liabilities in the consolidated balance sheets.

The Company provides guarantees to cover shortfalls for the securitization trusts in amounts due to the holders of the asset-backed securities if the shortfall exceeds cash on deposit. At September 30, 2009 and 2008, the maximum potential amounts of future payments related to these guarantees were $7.4 million and $49.0 million. The fair value of the guarantees was recognized as banking/finance liabilities in the consolidated balance sheets and was not significant. During fiscal year 2009, the Company increased the amount of cash on deposit to replace the letters of credit for the securitization trusts. As a result, the maximum potential amounts of future payments related to the guarantees were reduced by the same amount.

During fiscal years 2009 and 2008, the Company did not provide any financial or other support to the securitization trusts or the holders of the asset-backed securities, other than described above.

The original amount of loans serviced for the securitization trusts that were still in existence at September 30, 2009 and 2008 totaled $1.8 billion. At September 30, 2009 and 2008, the securitization trusts had 44,221 and 58,322 loans outstanding, and their weighted-average annualized interest rate was 10.5% as of the end of each period. Net charge-offs on the securitized loans held by the securitization trusts and the loans that were managed together with them were $44.8 million in fiscal year 2009, $31.7 million in fiscal year 2008 and $16.2 million in fiscal year 2007.

The following table shows further details of the loans serviced by the Company that were held by the securitization trusts and the loans that were managed together with them:

(dollar amounts in thousands)

as of September 30,	2009	2008
Principal amount of loans
Securitized loans	$551,369	$851,810
Loans held for sale	16,274	32,582
Loans receivable	85,520	94,593

Total	$653,163	$978,985
Principal amount of loans 30 days or more past due[1]	$29,238	$38,241

Credit quality as a percentage of aggregate outstanding principal balance
Prime	47.4%	48.2%
Non-prime	49.4%	49.4%
Sub-prime	3.2%	2.4%

[1]	The majority of the balances were related to securitized loans.

Note 10 – Property and Equipment, Net

The following is a summary of property and equipment:

(in thousands)

as of September 30,	2009	2008	Useful Lives In Years
Furniture, software and equipment	$552,990	$547,520	3 – 10
Premises and leasehold improvements	486,508	478,818	5 – 35
Land	72,220	72,337	N/A

	1,111,718	1,098,675
Less: Accumulated depreciation and amortization	(576,259)	(543,969)

Property and Equipment, Net	$535,459	$554,706

Depreciation and amortization expense related to property and equipment was $61.5 million, $58.2 million and $53.1 million in fiscal years 2009, 2008 and 2007. No impairment loss in value of property and equipment was recognized during fiscal years 2009, 2008 and 2007 as the Company determined there was no indicator of impairment.

Note 11 – Goodwill and Other Intangible Assets

Goodwill and other intangible assets have been assigned to one reporting unit, the investment management and related services segment. The changes in the carrying values of goodwill and gross intangible assets were as follows:

(in thousands)	Goodwill	Amortized Intangible Assets	Non-amortized Intangible Assets
Balance at October 1, 2008	$1,438,093	$200,983	$508,909
Foreign currency movements	(1,467)	(31)	(1,172)

Balance at September 30, 2009	$1,436,626	$200,952	$507,737

Certain of the goodwill and intangible assets are denominated in currencies other than the U.S. dollar; therefore, their gross and net carrying values are subject to foreign currency movements.

Intangible assets were as follows:

(in thousands)

as of September 30, 2009	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized intangible assets
Customer base	$165,915	$(109,059)	$56,856
Other	35,037	(31,656)	3,381

	200,952	(140,715)	60,237
Non-amortized intangible assets
Management contracts	507,737	—	507,737

Total	$708,689	$(140,715)	$567,974

(in thousands)

as of September 30, 2008	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized intangible assets
Customer base	$165,953	$(100,301)	$65,652
Other	35,030	(30,019)	5,011

	200,983	(130,320)	70,663
Non-amortized intangible assets
Management contracts	508,909	—	508,909

Total	$709,892	$(130,320)	$579,572

The Company completed its most recent annual impairment tests of goodwill and indefinite-lived intangible assets during the quarter ended September 30, 2009 and determined that there was no impairment in the value of these assets as of August 1, 2009. Additionally, no impairment loss in the value of goodwill and indefinite-lived intangible assets was recognized during fiscal years 2008 and 2007. No impairment loss in the value of intangible assets subject to amortization was recognized during fiscal years 2009, 2008 and 2007 as the estimates of the undiscounted expected cash flows from these assets or their fair values exceeded the asset carrying values.

Amortization expense related to definite-lived intangible assets was $10.4 million, $10.6 million and $11.5 million in fiscal years 2009, 2008 and 2007. The estimated remaining amortization expense related to definite-lived intangible assets was as follows as of September 30, 2009:

(in thousands)

for the fiscal years ending September 30,	Amount
2010	$10,411
2011	10,389
2012	8,925
2013	8,781
2014	8,781
Thereafter	12,950

Total	$60,237

Note 12 – Deposits

The Company does not hold deposits in its international offices. Deposits held in the Company’s U.S. offices were as follows:

(in thousands)

as of September 30,	2009	2008
Non-interest-bearing demand deposits	$97,646	$118,137
Interest-bearing demand deposits	16,546	19,696
Savings deposits	415,767	341,150
Time deposits	134,621	91,296

Total	$664,580	$570,279

Maturities of time certificates in amounts of $100,000 or more were as follows:

(in thousands)

as of September 30, 2009	Amount
3 months or less	$2,939
Over 3 months through 6 months	1,033
Over 6 months through 12 months	404
Over 12 months	6,142

Total	$10,518

Note 13 – Debt

Outstanding debt consisted of the following:

(dollars in thousands)

as of September 30,	2009	2009 Weighted Average Rate	2008	2008 Weighted Average Rate
Current
Commercial paper	$64,156	0.27%	$13,287	2.50%

Banking/Finance
Variable funding notes	—	—	28,551	3.22%
FHLB advances	57,000	2.94%	109,000	3.56%

	57,000		137,551

Non-Current
Long-term debt	—	—	118,433	1.97%

Total Debt	$121,156		$269,271

At September 30, 2009, maturities of FHLB advances were as follows:

(in thousands) for the fiscal years ending September 30,	Carrying Value
2010	$15,000
2011	2,000
2012	—
2013	18,500
2014	—
Thereafter	21,500

Total	$57,000

At September 30, 2009, current debt consisted of commercial paper with a total face value of $64.2 million maturing during the quarter ending December 31, 2009.

The banking/finance segment has financed its automobile lending business primarily through FHLB advances, securitizations and the issuance of variable funding notes under one-year revolving variable funding note warehouse credit facilities. The Company terminated the warehouse credit facilities in November 2008 and did not replace them. The variable funding notes issued under these facilities were secured by cash and a pool of automobile loans that met certain eligibility requirements (see Note 9 – Securitization of Loans Held for Sale).

Long-term debt primarily related to deferred commission liabilities recognized in relation to DCA generated in the United States that were originally financed through a sale of related future revenue to Lightning Finance Company Limited (“LFL”), a company in which the Company holds a 49% ownership interest, and subsequently transferred in December 2005 to Lightning Asset Finance Limited (“LAFL”), an Irish special purpose vehicle, in which the Company also holds a 49% ownership interest. Due to its significant interest in LAFL, the Company carried on its consolidated balance sheets the DCA and the financing liability for the related future revenue originally sold to LFL. The Company repurchased the remaining DCA from LAFL in September 2009 and reflected this as a repayment of the remaining financing obligation. The Company is in the process of selling its ownership interests in LFL and LAFL to the holder of the 51% ownership interest and expects to complete this divestiture in the fiscal year ending September 30, 2010 (“fiscal year 2010”).

At September 30, 2009, the Company had $355.8 million in short-term revolving credit available under a $420 million five-year credit facility with certain banks and financial institutions expiring on June 9, 2010. This credit facility supports an uncommitted $500.0 million commercial paper program under which $435.8 million remained available for issuance via private placement at September 30, 2009. The Company also had $14.0 million available in uncommitted short-term bank lines of credit. The revolving credit facility is subject to various financial covenants, including, but not limited to, minimum requirements related to its interest coverage ratio and maintenance of working capital as well as limitations on its capitalization ratio, indebtedness, investments and liens. Interest rates on loans under the revolving credit facility are determined at the time of issuance and depend on the type of loan issued. As of September 30, 2009, there were no amounts outstanding under the revolving credit facility and the Company was in compliance with the financial covenants related to this facility.

In addition, at September 30, 2009, the banking/finance segment had $295.0 million available in uncommitted short-term bank lines of credit under the Federal Reserve system, $235.1 million available in secured Federal Reserve Bank short-term discount window and $63.8 million available in secured FHLB short-term borrowing capacity (see Note 6 – Investments).

Note 14 – Taxes on Income

Taxes on income were as follows:

(in thousands)

for the fiscal years ended September 30,	2009	2008	2007
Current expense
Federal	$223,600	$409,433	$422,770
State	42,855	61,860	48,635
Foreign	96,901	169,856	169,838
Deferred expense	20,958	7,227	51,120

Total Provision for Income Taxes	$384,314	$648,376	$692,363

Included in income before taxes was $594.9 million, $1,197.9 million and $1,298.1 million of pre-tax foreign income for fiscal years 2009, 2008 and 2007. The provision for U.S. income taxes in fiscal years 2009, 2008 and 2007 included benefits of $1.1 million, $4.5 million and $5.5 million related to the utilization of net operating loss carry-forwards. In fiscal years 2009, 2008 and 2007, the Company’s income taxes payable for federal, state and foreign purposes have been reduced by tax benefits of $7.3 million, $33.6 million and $38.6 million associated with its stock-based compensation plans. The benefits were recorded as an increase in capital in excess of par value.

The significant components of deferred tax assets and deferred tax liabilities were as follows:

(in thousands)

as of September 30,	2009	2008
Deferred Tax Assets
State taxes	$8,688	$13,491
Allowance for loan losses	3,028	3,097
Deferred compensation and employee benefits	42,376	38,940
Stock-based compensation	24,809	25,140
Net operating loss carry-forwards	21,167	18,259
Tax benefit for uncertain tax positions	28,849	25,352
Residual interests from securitization transactions	13,012	12,009
Unrealized losses on investments	2,474	9,704
Other	13,247	959

Total deferred tax assets	157,650	146,951
Valuation allowance for net operating loss carry-forwards	(14,143)	(10,812)

Deferred tax assets, net of valuation allowance	143,507	136,139

Deferred Tax Liabilities
Depreciation on fixed assets	18,054	16,817
Goodwill and other purchased intangibles	204,915	191,570
Deferred commissions	39,685	23,175
Employee compensation	12,162	24,366
Other	18,579	8,781

Total deferred tax liabilities	293,395	264,709

Net Deferred Tax Liability	$149,888	$128,570

The components of the net deferred tax liability were classified in the consolidated balance sheets as follows:

(in thousands)

as of September 30,	2009	2008
Deferred Tax Assets
Current deferred taxes	$67,773	$17,308
Other non-current assets	1,643	721

Deferred Tax Liabilities
Other current liabilities	459	110
Non-current deferred taxes	218,845	146,489

Net Deferred Tax Liability	$149,888	$128,570

At September 30, 2009, there were approximately $37.5 million of foreign net operating loss carry-forwards, approximately $19.7 million of which expire between 2010 and 2019 with the remaining carry-forwards having an indefinite life. In addition, there were approximately $253.7 million in state net operating loss carry-forwards that expire between 2010 and 2029. A partial valuation allowance has been provided to offset the related deferred tax assets due to the uncertainty of realizing the benefit of the net operating loss carry-forwards. The valuation allowance increased by $3.3 million and $1.1 million in fiscal years 2009 and 2008.

During September 2008, the Company amended its repatriation plan for undistributed foreign earnings to include repatriation to the U.S. of the excess net earnings after debt service payments and regulatory capital requirements of its U.K. consolidated subsidiaries (see Note 1 – Significant Accounting Policies, Income Taxes for the Company’s reinvestment and repatriation plan for foreign earnings). As a result of the amendment, the Company recognized a provision for U.S. income taxes of $19.7 million and a net deferred income tax liability of $3.4 million in relation to $294.8 million of accumulated and current earnings from the United Kingdom, of which $210.9 million was repatriated as of September 30, 2008.

The Company has made no provision for U.S. income taxes on $3.4 billion of cumulative undistributed foreign earnings that are indefinitely reinvested at September 30, 2009. Determination of the potential amount of unrecognized deferred U.S. income tax liability related to such reinvested foreign earnings is not practicable because of the numerous assumptions associated with this hypothetical calculation. However, foreign tax credits would be available to reduce some portion of this amount. Changes to the Company’s policy of reinvestment or repatriation of non-U.S. earnings may have a significant effect on its financial condition and results of operations.

The following reconciles the amount of tax expense at the federal statutory rate and taxes on income as reflected in the consolidated statements of income:

(dollar amounts in thousands)

for the fiscal years ended September 30,	2009	2008	2007
Federal statutory rate	35.00%	35.00%	35.00%
Federal taxes at statutory rate	$448,382	$782,806	$862,855
State taxes, net of federal tax effect	30,718	41,241	50,522
Effect of foreign operations	(93,390)	(185,530)	(223,437)
Change in valuation allowance	—	—	(9,458)
Other	(1,396)	9,859	11,881

Actual Tax Provision	$384,314	$648,376	$692,363
Effective tax rate	30.00%	28.99%	28.08%

A reconciliation of the beginning and ending balances of gross unrecognized tax benefits is as follows:

(in thousands)

for the fiscal year ended September 30,	2009
Balance, beginning of year	$67,913
Additions for tax positions of prior years	9,788
Reductions for tax positions of prior years	(2,614)
Additions for tax positions related to the current year	9,579
Settlements with taxing authorities	(755)
Expirations of statute of limitations	(7,913)

Balance, End of Year	$75,998

If recognized, substantially all of this amount, net of any deferred tax benefits, would favorably affect the Company’s effective income tax rate in future periods.

Accrued interest on uncertain tax positions at September 30, 2009 and 2008 was approximately $13.6 million and $10.4 million, and is not presented in the unrecognized tax benefits table above. Interest expense of $3.5 million and $4.2 million was recognized in the consolidated statements of income during fiscal years 2009 and 2008. Accrued penalties at September 30, 2009 and 2008 were insignificant.

The Company files a consolidated U.S. federal income tax return, multiple U.S. state and local income tax returns, and income tax returns in multiple foreign jurisdictions. The Company is subject to examination by the taxing authorities in these jurisdictions. The Company’s major tax jurisdictions and the tax years for which the statutes of limitations have not expired are as follows: India 1995 to 2009; the City of New York 2000 to 2009; Singapore 2001 to 2009; Hong Kong 2003 to 2009; Canada 2003 to 2009; the States of California and Florida 2005 to 2009; U.S. federal and the State of New York 2006 to 2009; and the United Kingdom 2007 to 2009.

The Company has on-going examinations in various stages of completion in the City of New York, States of Florida and Illinois, Canada and India. Examination outcomes and the timing of settlements are subject to significant uncertainty. Such settlements may involve some or all of the following: the payment of additional taxes, the adjustment of deferred taxes and/or the recognition of unrecognized tax benefits. The Company has recognized a tax benefit only for those positions that meet the more-likely-than-not recognition threshold. It is reasonably possible that the total unrecognized tax benefit as of September 30, 2009 could decrease by an estimated $20.6 million within the next twelve months as a result of the expiration of statutes of limitations in the U.S. federal and certain U.S. state and local and foreign tax jurisdictions, and potential settlements with U.S. states and foreign taxing authorities. The unrecognized tax benefits described above are included in the Company’s contractual obligations table to the extent the Company is able to make reliable estimates of the timing of cash settlements with the respective taxing authorities. At this time, the Company cannot make a reliable estimate as to the timing of cash settlements beyond the next twelve months. However, the total amount of unrecognized tax benefits is disclosed in a footnote to the contractual obligations and commitments table in Item 7 of Part II of this Form 10-K. The amount of unrecognized tax benefits and related interest that are expected to be paid in the next twelve months are $4.7 million and $2.0 million.

Note 15 – Commitments and Contingencies

Guarantees

The Company is obligated to cover shortfalls for the automobile securitization trusts in amounts due to the holders of asset-backed securities up to certain levels (see Note 9 – Securitization of Loans Held for Sale).

At September 30, 2009, the banking/finance segment had issued financial standby letters of credit totaling $6.3 million which beneficiaries would be able to draw upon in the event of non-performance by its customers, primarily in relation to lease and lien obligations of these banking customers. These standby letters of credit were secured by marketable securities with a fair value of $8.3 million as of September 30, 2009.

Legal Proceedings

As previously reported, between 2003 and 2006, following industry-wide market timing and late trading investigations by U.S. and Canadian regulators, and U.S. state government offices, Franklin and certain related parties were named in civil lawsuits in the U.S. and one of Franklin’s adviser subsidiaries was named in civil lawsuits in Canada.

In the U.S., the lawsuits were filed against Franklin and certain of its adviser and distributor affiliates, individual Franklin officers and directors, a former Franklin employee, and trustees of certain Franklin Templeton Investments mutual funds (the “Funds”). In 2004, the lawsuits were consolidated for coordinated proceedings with similar lawsuits against numerous other mutual fund complexes in a multi-district litigation titled “In re Mutual Funds Investment Litigation,” pending in the U.S. District Court for the District of Maryland, Case No. 04-md-15862 (the “MDL”). Plaintiffs filed consolidated amended complaints in the MDL on September 29, 2004. The three consolidated lawsuits involving the Company include a class action (Sharkey IRO/IRA v. Franklin Resources, Inc., et al., Case No. 04-cv-01310), a derivative action on behalf of the Funds (McAlvey v. Franklin Resources, Inc., et al., Case No. 04-cv-01274), and a derivative action on behalf of Franklin (Hertz v. Burns, et al., Case No. 04-cv-01624) and seek, among other forms of relief, one or more of: unspecified monetary damages; punitive damages; removal of Fund trustees, directors, advisers, administrators, and distributors; rescission of management contracts and distribution plans under Rule 12b-1 promulgated under the Investment Company Act of 1940; and attorneys’ fees and costs.

On February 25, 2005, the Company-related parties filed motions to dismiss the consolidated amended class action and Fund derivative action complaints. On June 26, 2008, the court issued its order granting in part and denying in part the Company’s motion to dismiss the consolidated amended class action complaint. In its order, the court dismissed certain claims, while allowing others under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and under Sections 36(b) and 48(a) of the Investment Company Act of 1940 to remain, and dismissed all class action claims against the named Funds. Pursuant to stipulation, the court also dismissed all claims against certain individual defendants, including the independent trustees to the named Funds, and a former Franklin executive. On September 4, 2009, the court entered as its order the parties’ stipulation to dismiss without prejudice the remaining Fund trustee defendants named in the consolidated amended class action complaint. On October 22, 2009, the court granted in part and denied in part lead plaintiff’s motion for leave to amend the consolidated amended class action complaint, granting lead plaintiff’s request to amend the complaint to reflect the court’s June 2008 order, referenced above (dismissing certain claims and defendants), and to add certain detail to existing allegations, while denying lead plaintiff’s request to introduce a new theory of liability. The Company’s motion to dismiss the consolidated fund derivative action remains under submission with the court. In addition, pursuant to stipulation, the derivative action brought on behalf of Franklin has been stayed since 2004.

In Canada, Franklin Templeton Investments Corp. (“FTIC”), a Franklin subsidiary and the manager of Franklin Templeton Investments’ Canadian mutual funds, is named (along with several other non-Franklin affiliated manager defendants) in two market timing lawsuits that are styled as class actions (Huneault v. AGF Funds, Inc., et al., Case No. 500-06-00256-046, filed in the Superior Court for the Province of Quebec, District of Montreal on October 25, 2004, and Fischer v. IG Investment Management Ltd., et al., Case No. 06-CV-307599CP, filed in the Ontario Superior Court of Justice on March 9, 2006). The lawsuits seek, among other forms of relief, one or more of: unspecified monetary damages, punitive damages, an order barring any increase in management fees for a period of two years following judgment, and attorneys’ fees and costs. Oral argument on petitioners’ motion for authorization to institute a class action in the Huneault lawsuit concluded on May 5, 2009, and the matter is now under submission with the court. Oral argument on plaintiffs’ motion for class certification in the Fischer lawsuit is currently scheduled to begin in early December 2009.

In addition, Franklin/Templeton Distributors, Inc. (one of Franklin’s subsidiaries and the principal underwriter to the Funds), as well as the individual trustees to the Franklin Custodian Funds (the “Trust”), have been named in a lawsuit brought derivatively on behalf of the Trust, concerning payment of asset-based compensation between July 22, 2005 and the present to broker-dealers that hold Fund shares in brokerage accounts and that are not registered as investment advisers. The lawsuit is captioned Smith v. Franklin/Templeton Distributors, Inc., et al., Case No. CV 09-4775, and was filed in the U.S. District Court for the Northern District of California on October 6, 2009. Specifically, plaintiff is attempting to allege claims under Section 47(b) of the Investment Company Act of 1940, and for breach of fiduciary duty, breach of contract, and waste of Trust assets, and is seeking unspecified monetary damages, declaratory and injunctive relief enjoining further asset-based compensation to such broker-dealers, and attorneys’ fees and costs.

Management strongly believes that the claims made in each of the lawsuits identified above are without merit and intends to defend against them vigorously. The Company cannot predict with certainty, however, the eventual outcome of those lawsuits, nor whether they will have a material negative impact on the Company.

The Company is from time to time involved in litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position or results of operations. In management’s opinion, an adequate accrual has been made as of September 30, 2009, to provide for any probable losses that may arise from these matters for which the Company could reasonably estimate an amount.

Variable Interest Entities

The Company’s VIEs primarily include certain sponsored investment products and certain other investment products (collectively, “investment products”). The Company’s variable interests generally include its equity ownership interest in the investment products and its investment management and related services fees earned from sponsored investment products. Based on its evaluations, the Company believes it was not the primary beneficiary of its VIEs and, as a result, did not consolidate these entities as of and for the years ended September 30, 2009 and 2008.

Total assets under management of investment products in which the Company held a variable interest, but was not the primary beneficiary, were approximately $35.8 billion at September 30, 2009. The carrying values of the Company’s equity ownership interest in and investment management and related service fees receivable from these investment products as recorded in the Company’s consolidated balance sheet at September 30, 2009 are set forth below. These amounts represent the Company’s maximum exposure to loss and do not reflect an estimate of the actual losses.

(in thousands)	Amount
Current Assets
Receivables	$50,088
Investment securities, available-for-sale	112,853

Total Current	162,941

Non-Current Assets
Investment securities, available-for-sale	20,208
Investments in equity method investees and other	305,024

Total Non-Current	325,232

Total	$488,173

While the Company has no contractual obligation to do so, it routinely makes cash investments in the course of launching sponsored investment products. The Company also may voluntarily elect to provide its sponsored investment products with additional direct or indirect financial support based on its business objectives. In October and November 2008, the Company invested $140.0 million in shares of one of its funds in India in response to unprecedented levels of fund redemptions. By December 2008, the fund’s liquidity position had improved and the Company redeemed $50.0 million of its investment. In March 2009, the Company redeemed the balance of this investment.

The Company’s other VIEs include limited liability partnerships, limited liability companies, and joint ventures. The Company’s variable interest generally comprises its equity ownership interest. These investments are recognized as investments in equity method investees because the Company is not the primary beneficiary. The investment carrying values in the Company’s consolidated balance sheet related to these VIEs was $14.9 million at September 30, 2009. This amount represents the Company’s maximum exposure to loss. The Company did not provide financial or other support to its other VIEs during fiscal year 2009.

The joint venture VIEs include LFL and LAFL, in which the Company held a 49% ownership interest at September 30, 2009. At September 30, 2009, LFL had approximately $3.5 million in total assets and the Company’s maximum exposure to loss related to LFL was limited to the carrying value of its investment totaling approximately $1.7 million. At September 30, 2009, LAFL had approximately $20.6 million in total assets and the Company’s maximum exposure to loss related to LAFL totaled approximately $10.1 million. The maximum exposure to loss related to LAFL was limited to the carrying value of the Company’s investment and 49% of the liabilities of LAFL. The majority of LFL’s and LAFL’s assets were held in the form of cash as of September 30, 2009. During fiscal year 2009, the Company recognized total pre-tax income of approximately $3.1 million for its share of LFL’s and LAFL’s net income.

Other Commitments and Contingencies

The Company leases office space and equipment under operating leases expiring at various dates through fiscal year 2021. Lease expense aggregated $58.7 million, $57.8 million and $51.5 million and sublease income totaled $4.2 million, $5.2 million and $7.1 million for fiscal years 2009, 2008 and 2007. Future minimum lease payments under long-term non-cancelable operating leases were as follows as of September 30, 2009:

(in thousands)

for fiscal years ending September 30,	Amount
2010	$47,935
2011	42,056
2012	38,654
2013	36,090
2014	34,200
Thereafter	74,480

Total Minimum Lease Payments	$273,415

Future minimum rentals to be received under non-cancellable subleases totaled approximately $11.3 million at September 30, 2009.

At September 30, 2009, the banking/finance segment had commitments to extend credit aggregating $186.8 million, primarily under credit card lines.

The Company, in its role as agent or trustee, facilitates the settlement of investor share purchase, redemption, and other transactions with affiliated mutual funds. The Company is appointed by the affiliated mutual funds as agent or trustee to manage, on behalf of the affiliated mutual funds, bank deposit accounts that contain only (i) cash remitted by investors to the affiliated mutual funds for the direct purchase of fund shares, or (ii) cash remitted by the affiliated mutual funds for direct delivery to the investors for either the proceeds of fund shares liquidated at the investors’ direction, or dividends and capital gains earned on fund shares. As of September 30, 2009 and 2008, the Company held cash of approximately $214.5 million and $185.7 million off-balance sheet in agency or trust for investors and the affiliated mutual funds.

Note 16 – Stock-Based Compensation

The Company’s stock-based compensation plans include the Amended and Restated Annual Incentive Plan (the “AIP”) and the 2002 Universal Stock Incentive Plan, as amended and restated (the “USIP”). Under the terms of the AIP, eligible employees may receive cash, equity awards and/or cash-settled equity awards generally based on the performance of the Company, its funds, and the individual employee. The USIP provides for the issuance of up to 30.0 million shares of the Company’s common stock for various stock-related awards to officers, directors and employees. At September 30, 2009, approximately 4.2 million shares were available for grant under the USIP. In addition to stock awards and stock unit awards, the Company may award options and other forms of stock-based compensation to officers, directors, and employees under the USIP. The Compensation Committee of the Board of Directors determines the terms and conditions of awards under the AIP and USIP.

Stock Options

The following table summarizes stock option activity:

(in thousands, except weighted-average exercise price)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2008	3,381	$37.84
Exercised	(607)	37.86
Cancelled	(37)	36.32

Outstanding and Exercisable at September 30, 2009	2,737	$37.86	2.7	$171,684

Stock option awards outstanding under the USIP generally have been granted at prices that are either equal to or above the market value of the underlying shares of the Company’s common stock on the date of grant, generally vest over three years and expire no later than ten years after the grant date. No stock option awards have been granted under the USIP since November 2004. All stock options were fully vested and all related compensation cost was recognized prior to fiscal year 2008. The total intrinsic values of share options exercised during fiscal years 2009, 2008 and 2007 were $20.1 million, $24.2 million and $120.1 million.

Cash received from stock option exercises for fiscal years 2009, 2008 and 2007 was $24.4 million, $13.3 million and $66.1 million. Income tax benefits from stock option exercises for fiscal years 2009, 2008 and 2007 were $8.0 million, $18.0 million and $28.5 million.

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

Total unrecognized compensation cost related to nonvested stock awards and stock unit awards, net of estimated forfeitures, was $69.3 million at September 30, 2009. This cost is expected to be recognized over a remaining weighted-average vesting period of 1.6 years. The total fair value of stock awards and stock unit awards vested during fiscal years 2009, 2008 and 2007 was $81.4 million, $56.5 million and $83.8 million. The weighted-average grant-date fair values of stock awards and stock unit awards granted during fiscal years 2009, 2008 and 2007 were $68.40, $120.90 and $110.33 per share.

The following table summarizes nonvested stock award and stock unit award activity:

(shares in thousands)	Shares	Weighted-Average Grant-Date Fair Value
Nonvested balance at September 30, 2008	919	$116.12
Granted	1,013	68.40
Vested	(875)	97.02
Forfeited/cancelled	(103)	95.38

Nonvested Balance at September 30, 2009	954	$85.21

The stock awards generally entitle holders to the right to sell the underlying shares of the Company’s common stock once the awards vest. Stock unit awards generally entitle holders to receive the underlying shares of common stock once the awards vest. In addition, certain performance-based stock awards have been granted to the Chief Executive Officer. The total number of shares ultimately received by the Chief Executive Officer depends on the Company’s performance against specified performance goals and is subject to vesting provisions. At September 30, 2009, the balance of nonvested shares granted to the Chief Executive Officer and subject to vesting upon the achievement of performance goals, set or determined in prior years, was 12.3 thousand and had a weighted-average grant-date fair value of $121.76 per share.

Employee Stock Investment Plan

The amended and restated Franklin Resources, Inc. 1998 Employee Stock Investment Plan (the “ESIP”), allows eligible participants to buy shares of the Company’s common stock at a discount of its market value on defined dates. The Compensation Committee of the Board of Directors determines the terms and conditions of awards under the ESIP. A total of 0.5 million shares were issued under the ESIP during fiscal year 2009. At September 30, 2009, approximately 3.1 million shares were reserved for future issuance under this plan.

Effective August 1, 2008, the terms of the ESIP were amended to allow eligible participants to buy shares of the Company’s common stock at 85% of its market value on defined dates and the Company’s discretionary match was discontinued with respect to shares purchased under the plan on or after such date.

All Stock-Based Plan Arrangements

Total stock-based compensation costs of $84.4 million, $80.7 million and $90.1 million were recognized in the consolidated statements of income during fiscal years 2009, 2008 and 2007. During fiscal year 2007, the Company recorded charges to compensation and benefits for the repurchase of stock-based compensation awards that previously had been recognized as a charge to capital in excess of par value.

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

Note 17 – Defined Benefit Plans

Franklin Templeton Global Investors Limited, an indirect subsidiary of Franklin located in the United Kingdom, sponsors a defined benefit pension plan. In addition, Fiduciary Trust, a wholly-owned subsidiary of Franklin located in the United States, sponsors a defined benefit healthcare plan that provides post-retirement medical benefits to full-time employees who have worked ten years and attained age 55 while in the service of Fiduciary Trust, or have met alternate eligibility criteria. The defined benefit healthcare plan was closed to new entrants in April 2003.

The following tables summarize information regarding the changes in plan benefit obligations and assets, the funded status and the amounts recognized in the consolidated balance sheets in relation to the defined benefit pension plan and the defined benefit healthcare plan, under other benefits.

(in thousands) as of and for the fiscal years ended September 30,	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Change in Benefit Obligation
Benefit obligation at beginning of year	$31,870	$39,558	$5,249	$5,779
Service cost	3,636	4,009	14	17
Interest cost	1,770	2,411	400	346
Participant contributions	1,056	1,277	—	—
Benefits paid	(293)	(403)	(667)	(723)
Actuarial (gains) losses	3,565	(10,051)	1,375	(170)
Foreign currency movements	(2,868)	(4,931)	—	—

Benefit Obligation at End of Year	$38,736	$31,870	$6,371	$5,249

Change in Fair Value of Plan Assets
Fair value of plan assets at beginning of year	$32,542	$40,080	$—	$—
Actual return on assets	4,554	(7,620)	—	—
Employer contributions	3,906	4,231	667	723
Participant contributions	1,056	1,277	—	—
Benefits paid	(293)	(403)	(667)	(723)
Foreign currency movements	(2,955)	(5,023)	—	—

Fair Value of Plan Assets at End of Year	$38,810	$32,542	$—	$—

Funded Status	$74	$672	$(6,371)	$(5,249)

(in thousands) as of and for the fiscal years ended September 30,	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Amounts Recognized in the Consolidated Balance Sheets
Prepaid assets	$74	$672	$—	$—
Current liabilities	—	—	(452)	(490)
Other non-current liabilities	—	—	(5,919)	(4,759)

Net Prepaid Asset (Liability)	$74	$672	$(6,371)	$(5,249)

Deferred taxes	802	490	282	(311)
Other comprehensive loss (income), net of tax	2,063	1,261	445	(365)

Weighted-Average Assumptions
Discount rate	5.60%	6.50%	5.75%	8.00%
Expected return on plan assets	7.13%	7.47%	N/A	N/A
Increase in compensation rate	4.80%	5.00%	4.50%	4.50%

The following table summarizes the components of net periodic benefit cost for all plans.

(in thousands) for the fiscal years ended September 30,	Pension Benefits			Other Benefits
	2009	2008	2007	2009	2008	2007
Service cost	$3,636	$4,009	$3,269	$14	$17	$19
Interest cost	1,770	2,411	1,646	400	346	355
Expected return on plan assets	(2,234)	(3,152)	(2,543)	—	—	—
Amortization of prior service cost	—	—	—	—	—	193
Amortization of net actuarial gains	—	—	—	(28)	—	—

Net Periodic Benefit Cost	$3,172	$3,268	$2,372	$386	$363	$567

The Company’s pension plan assets are predominantly invested in equity securities. The Company has no target allocation set for the pension plan as the plan members control all investment decisions. The healthcare plan is an unfunded benefit plan. The Company expects to contribute $4.5 million to the pension plan and $0.5 million to the healthcare benefit plan in fiscal year 2010. The expected future benefits payments over the next 10 years for the pension plan and for the healthcare plan are $9.7 million and $5.4 million.

Note 18 – Segment Information

The Company bases its operating segment selection process primarily on services offered. The Company derives substantially all of its operating revenues and net income from providing investment management and related services to its sponsored investment products. This is the Company’s primary business activity and operating segment. The Company’s investment management and related services are marketed to the public globally under six distinct brand names: Franklin, Templeton, Mutual Series, Bissett, Fiduciary Trust and Darby.

The Company’s secondary business activity and operating segment is banking/finance. The banking/finance segment offers select retail banking and consumer lending services and private banking services to high net-worth clients. Consumer lending and retail banking activities include automobile lending services related to the purchase, securitization, and servicing of retail installment sales contracts originated by independent automobile dealerships, consumer credit and debit cards, real estate equity lines, and home equity/mortgage lending, and other consumer lending.

Financial information for the Company’s two operating segments is presented in the table below. Inter-segment transactions are immaterial and excluded from segment income (loss) and assets. Operating revenues of the banking/finance segment are reported net of interest expense, the provision for loan losses and changes in fair value of residual interests from securitization transactions.

(in thousands) as of and for the fiscal year ended September 30, 2009	Investment Management and Related Services	Banking/ Finance	Total
Assets	$8,429,298	$1,039,165	$9,468,463
Operating revenues	4,195,592	(1,505)	4,194,087
Interest expense	(3,771)	N/A	(3,771)
Income (loss) before taxes	1,331,428	(50,336)	1,281,092

as of and for the fiscal year ended September 30, 2008
Assets	$8,115,141	$1,061,379	$9,176,520
Operating revenues	5,995,796	36,590	6,032,386
Interest expense	(15,758)	N/A	(15,758)
Income (loss) before taxes	2,238,595	(2,006)	2,236,589

as of and for the fiscal year ended September 30, 2007
Assets	$8,884,094	$1,048,178	$9,932,272
Operating revenues	6,146,371	59,398	6,205,769
Interest expense	(23,220)	N/A	(23,220)
Income before taxes	2,437,868	27,433	2,465,301

Operating revenues of the banking/finance segment included above were as follows:

(in thousands) for the fiscal years ended September 30,	2009	2008	2007
Interest and fees on loans	$19,507	$46,725	$37,263
Interest and dividends on investment securities	19,707	23,067	21,725

Total interest income	39,214	69,792	58,988

Interest on deposits	(6,153)	(9,014)	(14,207)
Interest on short-term debt	(943)	(13,347)	(9,922)
Interest on long-term debt	(1,682)	(850)	—

Total interest expense	(8,778)	(23,211)	(24,129)

Net interest income	30,436	46,581	34,859
Unrealized losses on trading investments, net	(45,955)	(4,860)	—
Other income	19,803	8,276	27,416
Provision for loan losses	(5,789)	(13,407)	(2,877)

Total	$(1,505)	$36,590	$59,398

The investment management and related services segment incurs substantially all of the Company’s depreciation and amortization costs and expenditures on long-lived assets.

Operating revenues are generally allocated to geographic areas based on the location of the office providing services and are summarized below.

(in thousands) for the fiscal years ended September 30,	2009	2008	2007
Operating Revenues
United States	$2,917,695	$3,828,741	$4,038,470
The Bahamas	488,739	844,843	914,486
Asia-Pacific[1]	356,268	667,863	625,571
Canada	233,093	387,054	367,453
Europe[2]	198,292	303,885	259,789

Total	$4,194,087	$6,032,386	$6,205,769

Property and Equipment, Net
United States	$395,198	$407,755	$413,545
The Bahamas	18,666	16,926	11,980
Asia-Pacific[1]	85,709	83,351	84,174
Canada	16,702	21,062	23,898
Europe[2]	19,184	25,612	25,886

Total	$535,459	$554,706	$559,483

[1]	Asia-Pacific geographic area includes Latin America and Australia.
[2]	Europe geographic area includes Middle East and Africa.

Note 19 – Other Income (Expenses)

Other income (expenses) consisted of the following:

(in thousands) for the fiscal years ended September 30,	2009	2008	2007
Consolidated Sponsored Investment Products Gains (Losses), Net
Realized (losses) gains, net	$(36,732)	$(4,786)	$53,886
Unrealized gains (losses), net	65,517	(55,444)	3,784
Minority interest	(7,079)	(11,323)	—

Total	21,706	(71,553)	57,670

Investment and Other Income, Net
Dividend income	37,886	43,278	72,376
Interest income	31,918	100,428	133,398
Capital gain distributions	14,535	10,083	7,282
Other-than-temporary impairment of investment securities, available-for-sale	(63,068)	(13,845)	(858)
Realized gains on sale of investment securities, available-for-sale	9,750	37,828	88,874
Realized losses on sale of investment securities, available-for-sale	(13,694)	(6,673)	(1,002)
Gains (losses) on trading investment securities, net	6,154	(5,231)	3,859
Income from investments in equity method investees	17,727	28,353	63,566
Foreign currency exchange gains (losses), net	9,923	15,050	(5,050)
Other, net	9,432	15,627	859

Total	60,563	224,898	363,304
Interest expense	(3,771)	(15,758)	(23,220)

Other Income, Net	$78,498	$137,587	$397,754

Substantially all of the Company’s dividend income, capital gain distributions, and realized gains and losses on sale of investment securities, available-for-sale were generated by investments in its sponsored investment products. Interest income was primarily generated by investments in debt securities of the U.S. Treasury and federal agencies and cash equivalents. Proceeds from the sale of investment securities, available-for-sale were $706.8 million, $185.1 million and $675.0 million for fiscal years 2009, 2008 and 2007.

The Company recognized net gains (losses) on trading investment securities, including securities held by consolidated sponsored investment products, that were still held at September 30, 2009, 2008 and 2007 in the amounts of $16.9 million, $(74.8) million and $7.6 million.

Note 20 – Banking Regulatory Ratios

Franklin is a bank holding company and a financial holding company subject to various regulatory capital requirements administered by federal banking agencies, including the Federal Reserve Board. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional, discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. The Company must meet specific capital adequacy guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain a minimum Tier 1 capital and Tier 1 leverage ratio (as defined in the regulations), as well as minimum Tier 1 and Total risk-based capital ratios (as defined in the regulations). Based on the Company’s calculations as of September 30, 2009 and 2008, it exceeded the applicable capital adequacy requirements as listed below.

(dollar amounts in thousands) as of September 30,	2009	2008	Capital Adequacy Minimum
Tier 1 capital	$5,495,995	$5,108,763	N/A
Total risk-based capital	5,503,022	5,115,055	N/A
Tier 1 leverage ratio	75%	71%	4%
Tier 1 risk-based capital ratio	97%	101%	4%
Total risk-based capital ratio	97%	101%	8%

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2009. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of September 30, 2009 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Code of Ethics. The Company has adopted a Code of Ethics and Business Conduct (the “Code of Ethics”) that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, controller, and any persons performing similar functions, as well as all directors, officers and employees of the Company and its subsidiaries and affiliates. The Code of Ethics is posted on the Company’s website at www.franklinresources.com under “Corporate Governance” on the “Our Company” page. A copy of the Code of Ethics is available in print free of charge to any stockholder who requests a copy. Interested parties may address a written request for a printed copy of the Code of Ethics to: Secretary, Franklin Resources, Inc., One Franklin Parkway, San Mateo, California 94403-1906. The Company intends to satisfy the disclosure requirement regarding any amendment to, or a waiver from, a provision of the Code of Ethics for the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on its website.

The other information required by this Item 10 is incorporated by reference from the information provided under the sections entitled “Proposal No.1 Election of Directors–Nominees”, “Proposal No. 1 Election of Directors–Information about the Board and its Committees–The Audit Committees” and “Proposal No. 1 Election of Directors–Section 16(a) Beneficial Ownership Reporting Compliance” from the Company’s definitive proxy statement for its annual meeting of stockholders (“2010 Proxy Statement”) to be filed with the SEC within 120 days after September 30, 2009.

NYSE Annual Certification Disclosure. In March 2009, the annual certification required by Section 303A.12(a) of the NYSE Listed Company Manual was submitted by the Company’s Chief Executive Officer to the NYSE, without any qualifications.

Last fiscal year, the Company filed with the SEC, as exhibits to its Form 10-K for the fiscal year ended September 30, 2008, the certifications of its Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002. The Company is filing with the SEC, as exhibits to this Form 10-K, the certifications of its Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Item 11.	Executive Compensation.

The information required by this Item 11 is incorporated by reference from the information provided under the section entitled “Proposal No. 1 Election of Directors–Director Fees” and “Proposal No. 1 Election of Directors–Executive Compensation” of the Company’s 2010 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 with respect to security ownership of certain beneficial owners and management is incorporated by reference from the information provided under the sections entitled “Proposal No. 1 Election of Directors–Security Ownership of Principal Stockholders” and “Proposal No. 1 Election of Directors–Security Ownership of Management” of the Company’s 2010 Proxy Statement.

Equity Compensation Plan Information.

The following table sets forth certain information as of September 30, 2009 with respect to the shares of the Company’s common stock that may be issued under the Company’s existing compensation plans that have been approved by stockholders and plans that have not been approved by stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders[1]	2,921,838	[2]	$37.86	[3]	7,305,976	[4]
Equity compensation plans not approved by stockholders	—		—		—

Total	2,921,838		$37.86		7,305,976

(1)

Consists of the 2002 Universal Stock Incentive Plan, as amended and restated (the “USIP”) and the amended and restated 1998 Employee Stock Investment Plan (the “ESIP”). Equity securities granted under the USIP may include awards in connection with the Amended and Restated Annual Incentive Compensation Plan and the 2004 Key Executive Incentive Compensation Plan, as amended and restated.

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

(3)	Does not take into account restricted stock unit awards under the USIP.
(4)	As of September 30, 2009, 3,103,054 shares of common stock were available for future issuance under the ESIP and 4,202,922 shares of common stock were available for future issuance under the USIP.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated by reference from the information provided under the section entitled “Proposal No. 1 Election of Directors–General”, “Proposal No.1 Election of Directors–Corporate Governance–Director Independence Standards” and “Proposal No. 1 Election of Directors–Certain Relationships and Related Transactions” of the Company’s 2010 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item 14 is incorporated by reference from the information provided under the section entitled “Proposal No. 1 Election of Directors–Fees Paid to Independent Registered Public Accounting Firm” of the Company’s 2010 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1)	The financial statements filed as part of this report are listed in Item 8 of this Form 10-K.

(a)(2)	No financial statement schedules are required to be filed as part of this report because all such schedules have been omitted. Such omission has been made on the basis that information is provided in the financial statements, or in the related notes thereto, in Item 8 of this Form 10-K or is not required to be filed as the information is not applicable.

(a)(3)	Exhibits.

Exhibit No.	Description
3(i)(a)	Registrant’s Certificate of Incorporation, as filed November 28, 1969, incorporated by reference to Exhibit (3)(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (File No. 001-09318) (the “1994 Annual Report”)

3(i)(b)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed March 1, 1985, incorporated by reference to Exhibit 3(ii) to the 1994 Annual Report

3(i)(c)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed April 1, 1987, incorporated by reference to Exhibit 3(iii) to the 1994 Annual Report

3(i)(d)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed February 2, 1994, incorporated by reference to Exhibit 3(iv) to the 1994 Annual Report

3(i)(e)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed on February 4, 2005, incorporated by reference to Exhibit (3)(i)(e) to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318)

3(ii)	Registrant’s Amended and Restated By-laws (as adopted December 12, 2008 and effective March 11, 2009), incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on December 17, 2008 (File No. 001-09318)

4.1	Indenture between Franklin Resources, Inc. and The Bank of New York Trust Company, N.A. (as successor to The Chase Manhattan Bank and Chemical Bank), as trustee, dated as of May 19, 1994, incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on April 14, 1994 (File No. 033-53147)

4.2	Form of First Supplemental Indenture, dated October 9, 1996, between Franklin Resources, Inc. and The Bank of New York Trust Company, N.A. (as successor to The Chase Manhattan Bank and Chemical Bank), as trustee, incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on From S-3 filed with the SEC on October 4, 1996 (File No. 333-1201)

10.1	Representative Form of Investment Management Agreement between Franklin Advisers, Inc. and certain funds (filed herewith)

Exhibit No.	Description
10.2	Representative Form of Subadvisory Agreement between Franklin Advisers, Inc. and Templeton Investment Counsel, LLC (filed herewith)

10.3	Representative Form of Distribution Agreement between Franklin/Templeton Distributors, Inc. and certain funds (filed herewith)

10.4	Representative 12b-1 Form of Amended and Restated Class A Distribution Plan between Franklin/Templeton Distributors, Inc. and certain Franklin, Templeton and Mutual Series retail funds, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009 (File No. 001-09318) (“March 2009 Quarterly Report”)

10.5	Representative 12b-1 Form of Amended and Restated Class B Distribution Plan between Franklin/Templeton Distributors, Inc. and certain Franklin, Templeton and Mutual Series retail funds (filed herewith)

10.6	Representative 12b-1 Form of Amended and Restated Class C Distribution Plan between Franklin/Templeton Distributors, Inc. and certain Franklin, Templeton and Mutual Series retail funds (filed herewith)

10.7	Representative 12b-1 Form of Amended and Restated Class R Distribution Plan between Franklin/Templeton Distributors, Inc. and certain Franklin, Templeton and Mutual Series retail funds (filed herewith)

10.8	Representative 12b-1 Form of Amended and Restated Class 2, 3 and 4 Distribution Plan between Franklin Templeton Variable Insurance Products Trust and Franklin/Templeton Distributors, Inc. (filed herewith)

10.9	Representative Form of Amended and Restated Transfer Agent and Shareholder Services Agreement between Franklin Templeton Investor Services, LLC and certain funds (filed herewith)

10.10	Representative Form of Fund Administration Agreement between Franklin Templeton Services, LLC and certain funds (filed herewith)

10.11	Representative Form of Multiple Class Plan on behalf of certain funds (filed herewith)

10.12	Representative Form of Investment Management Agreement for Separate Account Clients (filed herewith)

10.13	Representative Form of Investment Management with Custody Agreement for High Net-Worth Clients (filed herewith)

10.14	Representative Form of Custody-Only Agreement for High-Net Worth Clients (filed herewith)

10.15	Representative Form of Participation Agreement between Franklin Templeton Variable Insurance Products Trust, Franklin/Templeton Distributors, Inc. and certain other parties (filed herewith)

10.16	Representative Form of Participation Agreement Addendum between Franklin Templeton Variable Insurance Products Trust and certain other parties (filed herewith)

Exhibit No.	Description
10.17	Representative Form of Form of Fund of Funds Subscription Agreement between Franklin Templeton Variable Insurance Products Trust and certain funds (filed herewith)

10.18	Representative Form of Administrative Services Agreement between Franklin Templeton Services, LLC and certain insurance companies (filed herewith)

10.19	Five Year Facility Credit Agreement dated as of June 10, 2005 among Franklin Resources, Inc., the Banks parties thereto, Bank of America, N.A. and The Bank of New York, as Co-Syndication Agents, Citibank, N.A. and BNP Paribas, as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 16, 2005 (File No. 001-09318)

10.20	Managed Operations Services Agreement between Franklin Templeton Companies, LLC, and International Business Machines Corporation dated February 6, 2001, incorporated by reference to Exhibit 10.56 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2001 (File No. 001-09318)

10.21	Amendments dated July 2, 2001, June 10, 2002 and February 3, 2003 to the Managed Operations Services Agreement dated February 6, 2001, between Franklin Templeton Companies, LLC and International Business Machines Corporation, incorporated by reference to Exhibit 10.69 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 001-09318)

10.22	Amendments dated July 1, 2003 and September 1, 2003 to the Managed Operations Service Agreement dated February 6, 2001, between Franklin Templeton Companies, LLC and International Business Machines Corporation, incorporated by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 001-09318)

10.23	Amendment Number 6 to the Managed Operations Services Agreement, dated March 6, 2006, by and between Franklin Templeton Companies, LLC, and International Business Machines Corporation, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006 (File No. 001-09318) (the “March 2006 Quarterly Report”)

10.24	Amendment Number 7 to the Managed Operations Services Agreement, dated December 21, 2007, by and between Franklin Templeton Companies, LLC and International Business Machines Corporation, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2007 (File No. 001-09318)

10.25	Representative Form of Stock Option Agreement and Notice of Stock Option Grant under the Registrant’s 2002 Universal Stock Incentive Plan, incorporated by reference to Exhibit 10.75 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 12, 2004 (File No. 001-09318)*

Exhibit No.	Description
10.26	Representative Form of Notice of Restricted Stock Award and Restricted Stock Award Agreement under the Registrant’s 2002 Universal Stock Incentive Plan for certain executive officers of the Registrant (filed herewith)*

10.27	Representative Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement under the Registrant’s 2002 Universal Stock Incentive Plan for certain executive officers of the Registrant (filed herewith)*

10.28	Franklin Resources, Inc. Deferred Compensation Arrangement for Director’s Fees, amended and restated as of October 18, 2005, by and between the Registrant and Louis E. Woodworth, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 20, 2005 (File No. 001-09318) *

10.29	Representative Form of Amendment to Deferred Compensation Agreement for Director’s Fees, incorporated by reference to Exhibit 10.90 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 001-09318)*

10.30	Representative Form of Amended and Restated Indemnification Agreement, incorporated by reference to Exhibit 10.5 to the March 2006 Quarterly Report*

10.31	2006 Directors Deferred Compensation Plan, as amended and restated effective December 12, 2008, incorporated by reference to Exhibit 10.4 to the March 2009 Quarterly Report*

10.32	Franklin Resources, Inc. 2002 Universal Stock Incentive Plan (as amended and restated December 16, 2004) incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 27, 2005 (File No. 001-09318)*

10.33	Franklin Resources, Inc. 1998 Employee Stock Investment Plan (as amended and restated October 12, 2009 and effective February 1, 2010) (filed herewith)*

10.34	Franklin Resources, Inc. Amended and Restated Annual Incentive Compensation Plan (as amended and restated December 13, 2006), incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2006 (File No. 001-09318)*

10.35	Franklin Resources, Inc. 2004 Key Executive Incentive Compensation Plan (as amended and restated October 15, 2007), incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 5, 2008 (File No. 001-09318) (the “March 5, 2008 Form 8-K”)*

10.36	Non-Employee Director Compensation as of September 30, 2009 (filed herewith)*

10.37	Named Executive Officer Compensation as of October 1, 2008, incorporated by reference to Exhibit 10.82 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 001-09318)*

10.38	Named Executive Officer Performance Incentive Compensation (2008), incorporated by reference to Exhibit 10.3 to the March 5, 2008 Form 8-K*

10.39	Franklin Resources, Inc. 1998 Employee Stock Investment Plan (as amended and restated June 17, 2008), incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 (File No. 001-09318)*

Exhibit No.	Description
12	Computation of Ratios of Earnings to Fixed Charges (filed herewith)

21	List of Subsidiaries (filed herewith)

23	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) related notes, tagged as blocks of text (furnished herewith)

*	Management/Employment Contract or Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.

Date:	November 24, 2009	By:	/s/ Kenneth A. Lewis
Kenneth A. Lewis, Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date:	November 24, 2009	By:	/s/ Samuel H. Armacost
Samuel H. Armacost, Director

Date:	November 24, 2009	By:	/s/ Charles Crocker
Charles Crocker, Director

Date:	November 24, 2009	By:	/s/ Joseph R. Hardiman
Joseph R. Hardiman, Director

Date:	November 24, 2009	By:	/s/ Robert D. Joffe
Robert D. Joffe, Director

Date:	November 24, 2009	By:	/s/ Charles B. Johnson
Charles B. Johnson, Chairman and Director

Date:	November 24, 2009	By:	/s/ Gregory E. Johnson
Gregory E. Johnson, President and Chief Executive Officer (Principal Executive Officer)

Date:	November 24, 2009	By:	/s/ Rupert H. Johnson, Jr.
Rupert H. Johnson, Jr., Vice Chairman and Director

Date:	November 24, 2009	By:	/s/ Thomas H. Kean
Thomas H. Kean, Director

Date:	November 24, 2009	By:	/s/ Kenneth A. Lewis
Kenneth A. Lewis, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	November 24, 2009	By:	/s/ Chutta Ratnathicam
Chutta Ratnathicam, Director

Date:	November 24, 2009	By:	/s/ Peter M. Sacerdote
Peter M. Sacerdote, Director

Date:	November 24, 2009	By:	/s/ Laura Stein
Laura Stein, Director

Date:	November 24, 2009	By:	/s/ Anne M. Tatlock
Anne M. Tatlock, Director

EXHIBIT INDEX

Exhibit No.	Description
3(i)(a)	Registrant’s Certificate of Incorporation, as filed November 28, 1969, incorporated by reference to Exhibit (3)(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (File No. 001-09318) (the “1994 Annual Report”)

3(i)(b)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed March 1, 1985, incorporated by reference to Exhibit 3(ii) to the 1994 Annual Report

3(i)(c)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed April 1, 1987, incorporated by reference to Exhibit 3(iii) to the 1994 Annual Report

3(i)(d)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed February 2, 1994, incorporated by reference to Exhibit 3(iv) to the 1994 Annual Report

3(i)(e)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed on February 4, 2005, incorporated by reference to Exhibit (3)(i)(e) to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318)

3(ii)	Registrant’s Amended and Restated By-laws (as adopted December 12, 2008 and effective March 11, 2009), incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on December 17, 2008 (File No. 001-09318)

4.1	Indenture between Franklin Resources, Inc. and The Bank of New York Trust Company, N.A. (as successor to The Chase Manhattan Bank and Chemical Bank), as trustee, dated as of May 19, 1994, incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-3 filed with the SEC on April 14, 1994 (File No. 033-53147)

4.2	Form of First Supplemental Indenture, dated October 9, 1996, between Franklin Resources, Inc. and The Bank of New York Trust Company, N.A. (as successor to The Chase Manhattan Bank and Chemical Bank), as trustee, incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on From S-3 filed with the SEC on October 4, 1996 (File No. 333-1201)

10.1	Representative Form of Investment Management Agreement between Franklin Advisers, Inc. and certain funds (filed herewith)

10.2	Representative Form of Subadvisory Agreement between Franklin Advisers, Inc. and Templeton Investment Counsel, LLC (filed herewith)

10.3	Representative Form of Distribution Agreement between Franklin/Templeton Distributors, Inc. and certain funds (filed herewith)

10.4	Representative 12b-1 Form of Amended and Restated Class A Distribution Plan between Franklin/Templeton Distributors, Inc. and certain Franklin, Templeton and Mutual Series retail funds, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009 (File No. 001-09318) (“March 2009 Quarterly Report”)

10.5	Representative 12b-1 Form of Amended and Restated Class B Distribution Plan between Franklin/Templeton Distributors, Inc. and certain Franklin, Templeton and Mutual Series retail funds (filed herewith)

10.6	Representative 12b-1 Form of Amended and Restated Class C Distribution Plan between Franklin/Templeton Distributors, Inc. and certain Franklin, Templeton and Mutual Series retail funds (filed herewith)

Exhibit No.	Description
10.7	Representative 12b-1 Form of Amended and Restated Class R Distribution Plan between Franklin/Templeton Distributors, Inc. and certain Franklin, Templeton and Mutual Series retail funds (filed herewith)

10.8	Representative 12b-1 Form of Amended and Restated Class 2, 3 and 4 Distribution Plan between Franklin Templeton Variable Insurance Products Trust and Franklin/Templeton Distributors, Inc. (filed herewith)

10.9	Representative Form of Amended and Restated Transfer Agent and Shareholder Services Agreement between Franklin Templeton Investor Services, LLC and certain funds (filed herewith)

10.10	Representative Form of Fund Administration Agreement between Franklin Templeton Services, LLC and certain funds (filed herewith)

10.11	Representative Form of Multiple Class Plan on behalf of certain funds (filed herewith)

10.12	Representative Form of Investment Management Agreement for Separate Account Clients (filed herewith)

10.13	Representative Form of Investment Management with Custody Agreement for High Net-Worth Clients (filed herewith)

10.14	Representative Form of Custody-Only Agreement for High-Net Worth Clients (filed herewith)

10.15	Representative Form of Participation Agreement between Franklin Templeton Variable Insurance Products Trust, Franklin/Templeton Distributors, Inc. and certain other parties (filed herewith)

10.16	Representative Form of Participation Agreement Addendum between Franklin Templeton Variable Insurance Products Trust and certain other parties (filed herewith)

10.17	Representative Form of Form of Fund of Funds Subscription Agreement between Franklin Templeton Variable Insurance Products Trust and certain funds (filed herewith)

10.18	Representative Form of Administrative Services Agreement between Franklin Templeton Services, LLC and certain insurance companies (filed herewith)

10.19	Five Year Facility Credit Agreement dated as of June 10, 2005 among Franklin Resources, Inc., the Banks parties thereto, Bank of America, N.A. and The Bank of New York, as Co-Syndication Agents, Citibank, N.A. and BNP Paribas, as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 16, 2005 (File No. 001-09318)

10.20	Managed Operations Services Agreement between Franklin Templeton Companies, LLC, and International Business Machines Corporation dated February 6, 2001, incorporated by reference to Exhibit 10.56 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2001 (File No. 001-09318)

10.21	Amendments dated July 2, 2001, June 10, 2002 and February 3, 2003 to the Managed Operations Services Agreement dated February 6, 2001, between Franklin Templeton Companies, LLC and International Business Machines Corporation, incorporated by reference to Exhibit 10.69 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 001-09318)

Exhibit No.	Description
10.22	Amendments dated July 1, 2003 and September 1, 2003 to the Managed Operations Service Agreement dated February 6, 2001, between Franklin Templeton Companies, LLC and International Business Machines Corporation, incorporated by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 001-09318)

10.23	Amendment Number 6 to the Managed Operations Services Agreement, dated March 6, 2006, by and between Franklin Templeton Companies, LLC, and International Business Machines Corporation, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006 (File No. 001-09318) (the “March 2006 Quarterly Report”)

10.24	Amendment Number 7 to the Managed Operations Services Agreement, dated December 21, 2007, by and between Franklin Templeton Companies, LLC and International Business Machines Corporation, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2007 (File No. 001-09318)

10.25	Representative Form of Stock Option Agreement and Notice of Stock Option Grant under the Registrant’s 2002 Universal Stock Incentive Plan, incorporated by reference to Exhibit 10.75 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 12, 2004 (File No. 001-09318)*

10.26	Representative Form of Notice of Restricted Stock Award and Restricted Stock Award Agreement under the Registrant’s 2002 Universal Stock Incentive Plan for certain executive officers of the Registrant (filed herewith)*

10.27	Representative Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Award Agreement under the Registrant’s 2002 Universal Stock Incentive Plan for certain executive officers of the Registrant (filed herewith)*

10.28	Franklin Resources, Inc. Deferred Compensation Arrangement for Director’s Fees, amended and restated as of October 18, 2005, by and between the Registrant and Louis E. Woodworth, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 20, 2005 (File No. 001-09318)*

10.29	Representative Form of Amendment to Deferred Compensation Agreement for Director’s Fees, incorporated by reference to Exhibit 10.90 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (File No. 001-09318)*

10.30	Representative Form of Amended and Restated Indemnification Agreement, incorporated by reference to Exhibit 10.5 to the March 2006 Quarterly Report*

10.31	2006 Directors Deferred Compensation Plan, as amended and restated effective December 12, 2008, incorporated by reference to Exhibit 10.4 to the March 2009 Quarterly Report*

10.32	Franklin Resources, Inc. 2002 Universal Stock Incentive Plan (as amended and restated December 16, 2004) incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 27, 2005 (File No. 001-09318)*

10.33	Franklin Resources, Inc. 1998 Employee Stock Investment Plan (as amended and restated October 12, 2009 and effective February 1, 2010) (filed herewith)*

10.34	Franklin Resources, Inc. Amended and Restated Annual Incentive Compensation Plan (as amended and restated December 13, 2006), incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2006 (File No. 001-09318)*

Exhibit No.	Description
10.35	Franklin Resources, Inc. 2004 Key Executive Incentive Compensation Plan (as amended and restated October 15, 2007), incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 5, 2008 (File No. 001-09318) (the “March 5, 2008 Form 8-K”)*

10.36	Non-Employee Director Compensation as of September 30, 2009 (filed herewith)*

10.37	Named Executive Officer Compensation as of October 1, 2008, incorporated by reference to Exhibit 10.82 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 001-09318)*

10.38	Named Executive Officer Performance Incentive Compensation (2008), incorporated by reference to Exhibit 10.3 to the March 5, 2008 Form 8-K*

10.39	Franklin Resources, Inc. 1998 Employee Stock Investment Plan (as amended and restated June 17, 2008), incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 (File No. 001-09318)*

12	Computation of Ratios of Earnings to Fixed Charges (filed herewith)

21	List of Subsidiaries (filed herewith)

23	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) related notes, tagged as blocks of text (furnished herewith)

*	Management/Employment Contract or Compensatory Plan or Arrangement