Form 10-Q
period 2009-12-31
FRANKLIN RESOURCES INC
filed 2010-02-08
CIK 38777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Outstanding: 228,220,726 shares of common stock, par value $0.10 per share, of Franklin Resources, Inc. as of January 31, 2010.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Statements of Income

Unaudited

	Three Months Ended December 31,
(in thousands, except per share data)	2009	2008
Operating Revenues
Investment management fees	$806,664	$600,274
Underwriting and distribution fees	488,053	304,929
Shareholder servicing fees	69,543	66,342
Consolidated sponsored investment products income, net	448	1,886
Other, net	12,703	(4,101)

Total operating revenues	1,377,411	969,330

Operating Expenses
Underwriting and distribution	467,027	289,529
Compensation and benefits	254,312	244,063
Information systems, technology and occupancy	68,610	68,598
Advertising and promotion	34,848	24,227
Amortization of deferred sales commissions	46,546	36,612
Other	39,091	37,937

Total operating expenses	910,434	700,966

Operating income	466,977	268,364
Other Income (Expenses)
Consolidated sponsored investment products gains (losses), net	15,072	(47,442)
Investment and other income (losses), net	32,978	(45,022)
Interest expense	(742)	(1,200)

Other income (expenses), net	47,308	(93,664)

Income before taxes	514,285	174,700
Taxes on income	156,736	64,771

Net Income	$357,549	$109,929
Less: Net income (loss) attributable to noncontrolling interests	1,946	(10,971)

Net Income attributable to Franklin Resources, Inc.	$355,603	$120,900

Earnings per Share
Basic	$1.55	$0.52
Diluted	$1.54	$0.52
Dividends per Share	$3.22	$0.21

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Balance Sheets

Unaudited

(in thousands)	December 31, 2009	September 30, 2009
Assets

Current Assets
Cash and cash equivalents	$2,753,253	$2,982,539
Receivables	632,517	581,810
Investment securities, trading	476,403	502,609
Investment securities, available-for-sale	1,063,711	1,027,287
Other investments	7,111	51,950
Deferred taxes	70,535	67,773
Prepaid expenses and other	28,098	30,452

Total current assets	5,031,628	5,244,420

Banking/Finance Assets
Cash and cash equivalents	97,055	121,912
Investment securities, trading	70,667	110,600
Investment securities, available-for-sale	457,589	472,055
Loans held for sale	13,117	15,711
Loans receivable, net	362,393	310,504
Other	9,212	8,383

Total banking/finance assets	1,010,033	1,039,165

Non-Current Assets
Investment securities, available-for-sale	103,291	108,838
Investments in equity method investees and other	399,600	398,995
Deferred sales commissions	105,050	103,993
Property and equipment, net	530,926	535,459
Goodwill	1,439,874	1,436,626
Other intangible assets, net	567,345	567,974
Other	36,382	32,993

Total non-current assets	3,182,468	3,184,878

Total Assets	$9,224,129	$9,468,463

[Table continued on next page]

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Balance Sheets

Unaudited

[Table continued from previous page]

(in thousands, except share data)	December 31, 2009	September 30, 2009
Liabilities and Stockholders’ Equity

Current Liabilities
Compensation and benefits	$158,819	$210,789
Commercial paper	256,657	64,156
Accounts payable and accrued expenses	159,905	174,525
Commissions	240,781	219,356
Income taxes	128,297	28,363
Other	26,848	28,351

Total current liabilities	971,307	725,540

Banking/Finance Liabilities
Deposits	689,245	664,580
Federal Home Loan Bank advances	66,000	57,000
Other	18,613	24,653

Total banking/finance liabilities	773,858	746,233

Non-Current Liabilities
Deferred taxes	223,645	218,845
Other	83,929	78,284

Total non-current liabilities	307,574	297,129

Total liabilities	2,052,739	1,768,902

Commitments and Contingencies (Note 11)

Redeemable noncontrolling interests	34,313	65,126

Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 228,205,363 and 229,324,345 shares issued and outstanding, at December 31, 2009 and September 30, 2009	22,821	22,932
Retained earnings	6,986,831	7,505,890
Accumulated other comprehensive income	125,399	103,351

Total Franklin Resources, Inc. stockholders’ equity	7,135,051	7,632,173
Nonredeemable noncontrolling interests	2,026	2,262

Total stockholders’ equity	7,137,077	7,634,435

Total Liabilities and Stockholders’ Equity	$9,224,129	$9,468,463

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Statements of Cash Flows

Unaudited

	Three Months Ended December 31,
(in thousands)	2009	2008
Net Income	$357,549	$109,929
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,001	46,680
Stock-based compensation	19,619	18,719
Excess tax benefits from stock-based compensation arrangements	(9,502)	(3,012)
Net (gains) losses on sale of assets	(1,715)	12,064
Equity in net (income) losses of affiliated companies	(4,150)	25,460
Provision for loan losses	1,053	4,102
Other-than-temporary impairment of investments	1,462	33,849
Deferred income taxes	(106)	(3,472)

Changes in operating assets and liabilities:
(Increase) decrease in receivables, prepaid expenses and other	(56,321)	112,161
Principal collected on loans held for sale, net	1,668	4,613
Increase in trading securities, net	(74,237)	(33,452)
Advances of deferred sales commissions	(47,326)	(17,303)
Increase (decrease) in income taxes payable	114,691	(3,093)
Increase (decrease) in commissions payable	21,425	(61,917)
Decrease in other liabilities	(19,528)	(38,715)
Decrease in accrued compensation and benefits	(53,508)	(164,668)

Net cash provided by operating activities	317,075	41,945

Purchase of investments	(166,982)	(473,937)
Liquidation of investments	231,096	671,543
Purchase of banking/finance investments	—	(39,692)
Liquidation of banking/finance investments	67,119	9,122
(Increase) decrease in loans receivable	(52,494)	14,320
Additions of property and equipment, net	(9,590)	(21,784)
Acquisitions of subsidiaries, net of cash acquired	—	533

Net cash provided by investing activities	69,149	160,105

Increase in bank deposits, net	24,665	206,327
Exercise of common stock options	8,303	3,084
Dividends paid on common stock	(732,970)	(46,540)
Purchase of common stock	(173,996)	(40,678)
Excess tax benefits from stock-based compensation arrangements	9,502	3,012
Proceeds from issuance of commercial paper, net	192,451	22,815
Proceeds from issuance of debt	9,000	49,250
Payments on debt	—	(67,551)
Noncontrolling interests, net	22,454	22,352

Net cash (used in) provided by financing activities	(640,591)	152,071

Effect of exchange rate changes on cash and cash equivalents	224	(44,876)

(Decrease) increase in cash and cash equivalents	(254,143)	309,245
Cash and cash equivalents, beginning of period	3,104,451	2,527,552

Cash and Cash Equivalents, End of Period	$2,850,308	$2,836,797

[Table continued on next page]

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Statements of Cash Flows

Unaudited

[Table continued from previous page]

	Three Months Ended December 31,
(in thousands)	2009	2008
Components of Cash and Cash Equivalents
Cash and cash equivalents, beginning of period:
Current assets	$2,982,539	$2,314,818
Banking/finance assets	121,912	212,734

Total	$3,104,451	$2,527,552

Cash and cash equivalents, end of period:
Current assets	$2,753,253	$2,453,127
Banking/finance assets	97,055	383,670

Total	$2,850,308	$2,836,797

Supplemental Disclosure of Non-Cash Information
Change in assets related to the net deconsolidation of certain sponsored investment products	$(63,020)	$(85,196)
Change in liabilities related to the net deconsolidation of certain sponsored investment products	(6,753)	(51,685)

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$40,476	$64,265
Cash paid for interest	1,707	3,035

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2009

(Unaudited)

Note 1 - Basis of Presentation

The unaudited interim financial statements of Franklin Resources, Inc. (“Franklin”) and its consolidated subsidiaries (collectively, the “Company”) included herein have been prepared by the Company in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Under these rules and regulations, some information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been shortened or omitted. Management believes that all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown have been made. All adjustments are normal and recurring. These financial statements should be read together with the Company’s audited financial statements included in its Form 10-K for the fiscal year ended September 30, 2009 (“fiscal year 2009”). Certain amounts for the comparative prior fiscal year periods have been reclassified to conform to the financial statement presentation as of and for the period ended December 31, 2009, including those required by the retrospective adoption of new accounting guidance relating to noncontrolling interests and the computation of earnings per share (see Note 2 – New Accounting Standards). The Company has evaluated subsequent events through February 8, 2010, which is the date that this Quarterly Report on Form 10-Q is filed with the SEC.

Note 2 - New Accounting Standards

The Company adopted the following accounting standards during the three months ended December 31, 2009. There were no significant updates to new accounting standards not yet adopted by the Company as disclosed in its Form 10-K for fiscal year 2009.

In September 2009, the Financial Accounting Standards Board (“FASB”) issued a new standard that permits a reporting entity to measure the fair value of certain alternative investments that do not have a readily determinable fair value on the basis of the investments’ net asset value per share or its equivalent. The adoption of the standard had no impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued a new standard that establishes accounting and reporting standards for noncontrolling interests in a subsidiary (previously referred to as minority interests) and for the deconsolidation of a subsidiary. The standard clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a component of equity, separate from the parent’s equity, in the consolidated financial statements. In addition, it modifies the presentation of consolidated net income to include the amount attributable to noncontrolling interests. The standard requires retrospective adoption of the presentation and disclosure requirements for existing noncontrolling interests. All other requirements of the standard are applied prospectively. The adoption of the standard did not have a material effect on the Company’s consolidated financial position or results of operations, but resulted in changes in financial statement presentation and disclosure for all periods presented. Minority interests have been recharacterized as redeemable noncontrolling interests and classified as temporary equity, if currently redeemable or convertible for cash or other assets at the option of the holder, or otherwise as nonredeemable noncontrolling interests and classified as a component of equity. Additionally, the presentation of consolidated net income was modified to include the amount attributable to noncontrolling interests.

In June 2008, the FASB issued a new standard that specifies that unvested share-based payment awards containing nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. All prior period earnings per share data presented must be adjusted retrospectively. The adoption of the standard did not have a material impact on basic or diluted earnings per share.

Note 3 - Stockholders’ Equity and Comprehensive Income

The changes in stockholders’ equity and redeemable noncontrolling interests for the three months ended December 31, 2009 and 2008 were as follows:

(in thousands)	Franklin Resources, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at October 1, 2009	$7,632,173	$2,262	$7,634,435	$65,126
Net income	355,603	216	355,819	1,730
Other comprehensive income
Net unrealized gains on investments, net of tax	12,438	—	12,438	—
Currency translation adjustments	9,447	—	9,447	—
Net unrealized gains on defined benefit plans, net of tax	163	—	163	—
Cash dividends on common stock	(736,926)	—	(736,926)	—
Repurchase of common stock	(173,996)	—	(173,996)	—
Other	36,149	(452)	35,697	(32,543)

Balance at December 31, 2009	$7,135,051	$2,026	$7,137,077	$34,313

(in thousands)	Franklin Resources, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at October 1, 2008	$7,074,364	$29,608	$7,103,972	$47,554
Net income (loss)	120,900	(3,922)	116,978	(7,049)
Other comprehensive income
Net unrealized losses on investments, net of tax	(7,832)	—	(7,832)	—
Currency translation adjustments	(81,999)	—	(81,999)	—
Cash dividends on common stock	(48,871)	—	(48,871)	—
Repurchase of common stock	(40,678)	—	(40,678)	—
Other	22,362	(23,220)	(858)	12,060

Balance at December 31, 2008	$7,038,246	$2,466	$7,040,712	$52,565

The components of comprehensive income, including amounts attributable to redeemable noncontrolling interests, were as follows:

(in thousands)	Three Months Ended December 31,
	2009	2008
Net income	$357,549	$109,929
Net unrealized gains (losses) on investments, net of tax	12,438	(7,832)
Currency translation adjustments	9,447	(81,999)
Net unrealized gains on defined benefit plans, net of tax	163	—

Total Comprehensive Income	379,597	20,098
Less: Comprehensive income (loss) attributable to noncontrolling interests	1,946	(10,971)

Total Comprehensive Income attributable to Franklin Resources, Inc.	$377,651	$31,069

Note 4 - Earnings per Share

Effective October 1, 2009, the Company retrospectively adopted a new FASB standard that modifies the earnings per share calculation to recognize its nonvested stock awards and nonvested stock unit awards that contain nonforfeitable rights to dividends or dividend equivalents as if they were a separate class of stock. Basic earnings per share is computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the two-class method. The nonvested stock awards and nonvested stock unit awards are not included as incremental shares in the diluted earnings per share calculation.

The components of basic and diluted earnings per share were as follows:

(in thousands, except per share data)	Three Months Ended December 31,
	2009	2008
Net Income attributable to Franklin Resources, Inc.	$355,603	$120,900
Less: Allocation of earnings to nonvested stock awards and stock unit awards	3,265	860

Net Income Available to Common Stockholders	$352,338	$120,040

Weighted-average shares outstanding – basic	227,892	231,626
Effect of dilutive common stock options	1,359	1,062

Weighted-Average Shares Outstanding – Diluted	229,251	232,688

Earnings per Share
Basic	$1.55	$0.52
Diluted	$1.54	$0.52

Note 5 - Cash and Cash Equivalents

The Company discloses cash and cash equivalents as separate components of current assets and banking/finance assets in its condensed consolidated balance sheets. Cash and cash equivalents consisted of the following:

(in thousands)	December 31, 2009	September 30, 2009
Cash on hand and non-interest-bearing deposits with financial institutions	$39,276	$134,508
Interest-bearing deposits with financial institutions	426,482	350,483
Federal funds sold	18,468	5,242
Sponsored money market funds	1,008,706	1,407,801
Time deposits, securities of the U.S. Treasury and federal agencies and other	1,357,376	1,206,417

Total	$2,850,308	$3,104,451

Federal Reserve Board regulations require certain of the Company’s banking subsidiaries to maintain reserve and clearing balances on deposits with the Federal Reserve Banks. The required reserve balances were $6.8 million at December 31, 2009 and $7.0 million at September 30, 2009. The required clearing balance was $1.2 million at December 31, 2009 and September 30, 2009.

The Company maintains cash and cash equivalents with financial institutions in various countries, limits the amount of credit exposure with any given financial institution and conducts ongoing evaluations of the creditworthiness of the financial institutions with which it does business.

Note 6 - Investments

Investments consisted of the following:

(in thousands)	December 31, 2009	September 30, 2009
Current
Investment securities, trading	$476,403	$502,609
Investment securities, available-for-sale
Sponsored investment products	911,897	943,824
U.S. government-sponsored enterprise obligations[1]	76,000	5,200
Securities of U.S. states and political subdivisions	14,124	15,118
Securities of the U.S. Treasury and federal agencies	52,010	50,616
Other equity securities	9,680	12,529

Total investment securities, available-for-sale	1,063,711	1,027,287
Other investments[2]	7,111	51,950

Total Current	$1,547,225	$1,581,846

Banking/Finance
Investment securities, trading	$70,667	$110,600
Investment securities, available-for-sale
U.S. government-sponsored enterprise obligations[1]	351,984	365,655
Securities of U.S. states and political subdivisions	846	852
Securities of the U.S. Treasury and federal agencies	3,415	3,566
Corporate debt securities[3]	101,139	101,774
Other equity securities	205	208

Total investment securities, available-for-sale	457,589	472,055

Total Banking/Finance	$528,256	$582,655

Non-Current
Investment securities, available-for-sale
Sponsored investment products	$29,383	$23,947
Securities of U.S. states and political subdivisions	72,727	83,838
Other equity securities	1,181	1,053

Total investment securities, available-for-sale	103,291	108,838
Investments in equity method investees and other	399,600	398,995

Total Non-Current	$502,891	$507,833

[1]

At December 31, 2009 and September 30, 2009, U.S. government-sponsored enterprise obligations consisted of $299.8 million and $313.0 million of residential mortgage-backed securities and $128.2 million and $57.9 million of debentures.

[2]	Other investments consist of time deposits with financial institutions having original maturities greater than three months but not exceeding one year from the date of purchase.
[3]	Corporate debt securities are insured by the Federal Deposit Insurance Corporation or non-U.S. government agencies.

At December 31, 2009 and September 30, 2009, current investment securities, trading included $249.3 million and $277.6 million of securities held by sponsored investment products that were consolidated in the Company’s condensed financial statements.

At December 31, 2009 and September 30, 2009, banking/finance segment investment securities with aggregate carrying values of $239.2 million and $245.9 million were pledged as collateral for the ability to borrow from the Federal Reserve Bank, $95.2 million and $99.6 million were pledged as collateral for outstanding Federal Home Loan Bank (“FHLB”) borrowings and amounts available in secured FHLB short-term borrowing capacity, and $1.9 million were pledged as collateral as required by federal and state regulators (see Note 10 – Debt). In addition, investment management and related services segment securities with aggregate carrying values of $5.1 million and $5.0 million were pledged as collateral at December 31, 2009 and September 30, 2009.

A summary of the gross unrealized gains and losses relating to investment securities, available-for-sale is as follows:

(in thousands) as of December 31, 2009	Cost Basis	Gross Unrealized		Fair Value
		Gains	Losses
Sponsored investment products	$851,157	$111,250	$(21,127)	$941,280
U.S. government-sponsored enterprise obligations	421,370	7,052	(438)	427,984
Securities of U.S. states and political subdivisions	85,113	2,755	(171)	87,697
Securities of the U.S. Treasury and federal agencies	55,448	12	(35)	55,425
Corporate debt securities	100,244	895	—	101,139
Other equity securities	8,617	2,453	(4)	11,066

Total	$1,521,949	$124,417	$(21,775)	$1,624,591

(in thousands) as of September 30, 2009	Cost Basis	Gross Unrealized		Fair Value
		Gains	Losses
Sponsored investment products	$890,745	$94,829	$(17,803)	$967,771
U.S. government-sponsored enterprise obligations	366,540	6,566	(2,251)	370,855
Securities of U.S. states and political subdivisions	96,647	3,265	(104)	99,808
Securities of the U.S. Treasury and federal agencies	54,228	20	(66)	54,182
Corporate debt securities	100,272	1,502	—	101,774
Other equity securities	11,136	2,786	(132)	13,790

Total	$1,519,568	$108,968	$(20,356)	$1,608,180

The changes in net holding gains (losses) on investment securities, available-for-sale included in accumulated other comprehensive income were $14.2 million and $(59.8) million for the three months ended December 31, 2009 and 2008. The tax effects of the net change in unrealized gains (losses) included in accumulated other comprehensive income were $(1.6) million and $5.8 million during the three months ended December 31, 2009 and 2008.

The following tables show the gross unrealized losses and fair values of investment securities, available-for-sale with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

(in thousands) as of December 31, 2009	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Current
Investment securities, available-for-sale
Sponsored investment products	$38,303	$(19,317)	$31,822	$(943)	$70,125	$(20,260)
Other equity securities	—	—	30	(4)	30	(4)

Total Current	$38,303	$(19,317)	$31,852	$(947)	$70,155	$(20,264)

Banking/Finance
Investment securities, available-for-sale
U.S. government-sponsored enterprise obligations	$—	$—	$70,385	$(438)	$70,385	$(438)
Securities of the U.S. Treasury and federal agencies	2,119	(22)	1,296	(13)	3,415	(35)

Total Banking/Finance	$2,119	$(22)	$71,681	$(451)	$73,800	$(473)

Non-Current
Investment securities, available-for-sale
Sponsored investment products	$9,055	$(234)	$34,873	$(633)	$43,928	$(867)
Securities of U.S. states and political subdivisions	—	—	3,068	(171)	3,068	(171)

Total Non-Current	$9,055	$(234)	$37,941	$(804)	$46,996	$(1,038)

(in thousands) as of September 30, 2009	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Current
Investment securities, available-for-sale
Sponsored investment products	$89,676	$(15,082)	$49,733	$(594)	$139,409	$(15,676)
Other equity securities	782	(118)	28	(5)	810	(123)

Total Current	$90,458	$(15,200)	$49,761	$(599)	$140,219	$(15,799)

Banking/Finance
Investment securities, available-for-sale
U.S. government-sponsored enterprise obligations	$53,717	$(333)	$161,236	$(1,918)	$214,953	$(2,251)
Securities of the U.S. Treasury and federal agencies	2,129	(36)	1,437	(30)	3,566	(66)

Total Banking/Finance	$55,846	$(369)	$162,673	$(1,948)	$218,519	$(2,317)

Non-Current
Investment securities, available-for-sale
Sponsored investment products	$15,460	$(2,038)	$37,653	$(89)	$53,113	$(2,127)
Securities of U.S. states and political subdivisions	—	—	8,618	(104)	8,618	(104)
Other equity securities	—	—	165	(9)	165	(9)

Total Non-Current	$15,460	$(2,038)	$46,436	$(202)	$61,896	$(2,240)

The Company recognized other-than-temporary impairment on available-for-sale investments, primarily related to sponsored investment products, in the amounts of $1.4 million and $33.8 million during the three months ended December 31, 2009 and 2008. The Company did not recognize any other-than-temporary impairment of available-for-sale debt securities during the three months ended December 31, 2009 and 2008.

The unrealized losses associated with U.S. government-sponsored enterprise obligations, securities of the U.S. Treasury and federal agencies, and securities of U.S. states and political subdivisions for the three months ended December 31, 2009 were primarily driven by changes in interest rates and were not due to the credit quality of the securities. As a result, the Company concluded that these securities were not other-than-temporarily impaired at December 31, 2009.

At December 31, 2009, maturities of available-for-sale debt securities were as follows:

(in thousands)	Cost Basis	Fair Value
U.S. government-sponsored enterprise obligations
Due in one year or less	$75,996	$76,000
Due after one year through five years	49,713	52,151
Due after five years through ten years	14,689	15,464
Due after ten years	280,972	284,369

Total	$421,370	$427,984

Securities of U.S. states and political subdivisions
Due in one year or less	$13,924	$14,125
Due after one year through five years	51,357	53,546
Due after five years through ten years	16,528	16,891
Due after ten years	3,304	3,135

Total	$85,113	$87,697

Securities of the U.S. Treasury and federal agencies
Due in one year or less	$51,998	$52,010
Due after ten years	3,450	3,415

Total	$55,448	$55,425

Corporate debt securities
Due after one year through five years	$100,244	$101,139

Total	$100,244	$101,139

Note 7 - Fair Value Measurements

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

The Company records substantially all of its investments at fair value or amounts that approximate fair value. Trading securities and securities available-for-sale are financial instruments recorded at fair value on a recurring basis.

The table below presents the balances of assets measured at fair value on a recurring basis.

(in thousands) as of December 31, 2009	Level 1	Level 2	Level 3	Total
Current Assets
Investment securities, trading	$362,776	$111,859	$1,768	$476,403
Investment securities, available-for-sale
Sponsored investment products	911,897	—	—	911,897
U.S. government-sponsored enterprise obligations	—	76,000	—	76,000
Securities of U.S. states and political subdivisions	—	14,124	—	14,124
Securities of the U.S. Treasury and federal agencies	—	52,010	—	52,010
Other equity securities	5,466	—	4,214	9,680
Banking/Finance Assets
Investment securities, trading	—	40,162	30,505	70,667
Investment securities, available-for-sale
U.S. government-sponsored enterprise obligations	—	351,984	—	351,984
Securities of U.S. states and political subdivisions	—	846	—	846
Securities of the U.S. Treasury and federal agencies	—	3,415	—	3,415
Corporate debt securities	—	101,139	—	101,139
Other equity securities	—	—	205	205
Non-Current Assets
Investment securities, available-for-sale
Sponsored investment products	24,486	—	4,897	29,383
Securities of U.S. states and political subdivisions	—	72,727	—	72,727
Other equity securities	327	—	854	1,181
Life settlement contracts	—	—	6,568	6,568

Total Assets Measured at Fair Value	$1,304,952	$824,266	$49,011	$2,178,229

(in thousands) as of September 30, 2009	Level 1	Level 2	Level 3	Total
Current Assets
Investment securities, trading	$394,754	$105,802	$2,053	$502,609
Investment securities, available-for-sale
Sponsored investment products	943,824	—	—	943,824
U.S. government-sponsored enterprise obligations	—	5,200	—	5,200
Securities of U.S. states and political subdivisions	—	15,118	—	15,118
Securities of the U.S. Treasury and federal agencies	—	50,616	—	50,616
Other equity securities	8,403	—	4,126	12,529
Banking/Finance Assets
Investment securities, trading	—	81,886	28,714	110,600
Investment securities, available-for-sale
U.S. government-sponsored enterprise obligations	—	365,655	—	365,655
Securities of U.S. states and political subdivisions	—	852	—	852
Securities of the U.S. Treasury and federal agencies	—	3,566	—	3,566
Corporate debt securities	—	101,774	—	101,774
Other equity securities	—	—	208	208
Non-Current Assets
Investment securities, available-for-sale
Sponsored investment products	19,837	—	4,110	23,947
Securities of U.S. states and political subdivisions	—	83,838	—	83,838
Other equity securities	321	—	732	1,053
Life settlement contracts	—	—	6,162	6,162

Total Assets Measured at Fair Value	$1,367,139	$814,307	$46,105	$2,227,551

The fair values of trading and available-for-sale securities are determined based on valuation techniques using the best information available, and may include quoted market prices, published net asset values of sponsored investment products, independent third-party broker or dealer price quotes, and discounted cash flows or other valuation methods as appropriate for each security type. For a further discussion of the Company’s valuation techniques, see Note 1 – Significant Accounting Policies in the Company’s Form 10-K for fiscal year 2009.

The changes in Level 3 assets measured at fair value on a recurring basis for the three months ended December 31, 2009 and 2008 were as follows.

(in thousands)	Securities Held by Consolidated Sponsored Investment Products	Residual Interests from Securitization Transactions	Other[1]	Total
Balance at October 1, 2009	$2,053	$28,714	$15,338	$46,105
Total realized and unrealized gains (losses):
Included in other, net revenue	—	205	—	205
Included in consolidated sponsored investment products losses, net	(289)	—	—	(289)
Included in investments and other income, net	—	—	121	121
Included in accumulated other comprehensive income	—	—	996	996
Purchases, sales, and settlements, net	4	1,586	283	1,873

Balance at December 31, 2009	$1,768	$30,505	$16,738	$49,011

Change in unrealized gains (losses) included in net income relating to assets still held at December 31, 2009	$(1)[2]	$205 [3]	$—	$204

(in thousands)	Securities Held by Consolidated Sponsored Investment Products	Residual Interests from Securitization Transactions	Other[1]	Total
Balance at October 1, 2008	$4,089	$29,782	$12,112	$45,983
Total realized and unrealized gains (losses):
Included in other, net revenue	—	(17,703)	—	(17,703)
Included in consolidated sponsored investment products losses, net	(960)	—	—	(960)
Included in accumulated other comprehensive income	—	—	137	137
Purchases, sales, and settlements, net	3	5,403	(93)	5,313
Transfers into Level 3	57	—	—	57

Balance at December 31, 2008	$3,189	$17,482	$12,156	$32,827

Change in unrealized losses included in net income relating to assets still held at December 31, 2008	$(962)[2]	$(17,703)[3]	$—	$(18,665)

[1]	Other primarily consists of equity securities and life settlement contracts.
[2]	Included in consolidated sponsored investment products gains (losses), net.
[3]	Included in other, net revenue.

The following financial instruments were not measured at fair value, but required disclosure of the estimated fair value:

(in thousands)	December 31, 2009		September 30, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and cash equivalents	$2,850,308	$2,850,308	$3,104,451	$3,104,451
Other investments	7,111	7,111	51,950	51,950
Loans held for sale	13,117	14,057	15,711	16,621
Loans receivable, net	362,393	360,992	310,504	323,672
Financial Liabilities
Commercial paper	$256,657	$256,657	$64,156	$64,156
Deposits	689,245	692,992	664,580	667,793
FHLB advances	66,000	64,490	57,000	57,026

Due to the short-term nature and liquidity of cash and cash equivalents, other investments, commercial paper and deposits with no stated maturities, the carrying values of these financial instruments approximate fair value. The fair values of loans, deposits with stated maturities and FHLB advances are estimated based on discounted cash flows. For a further discussion of the Company’s valuation techniques, see Note 1 – Significant Accounting Policies in the Company’s Form 10-K for fiscal year 2009.

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

When the Company sells automobile loans in a securitization transaction, it retains certain interests. Residual interests, which include interest-only strips receivable and cash on deposit, represent the Company’s contractual right to receive excess interest and cash from the pool of securitized loans after the payment of required amounts to holders of the asset-backed securities and certain other costs associated with the securitization. The residual interests are generally fully realizable and subject to limited recourse provisions. Credit enhancements for the securitization trusts require the Company to maintain a certain amount of cash on deposit, which provides protection for the holders of the asset-backed securities against delays in payment and certain losses on the securitized loans. At December 31, 2009 and September 30, 2009, the amounts of cash on deposit were $44.8 million and $46.9 million. Discounted values of the cash on deposit were recognized as part of the residual interests. The Company may also retain subordinated securities from securitization transactions, which are senior to the residual interests. The retained interests in securitized assets, including the residual interests and the retained subordinated securities, are recognized as banking/finance trading securities in the condensed consolidated balance sheets. Changes in the fair value of the retained interests were recognized in earnings.

The Company did not enter into any automobile loan securitization transactions during the three months ended December 31, 2009 and 2008. The securitization transactions in which the Company entered into through September 30, 2008 were similar in all material respects. As a result of a securitization transaction that the Company entered into in June 2008, it retained the subordinated securities in addition to the residual interests. The remaining retained subordinated securities held by the Company at December 31, 2009 had a BBB- credit rating from Standard & Poor.

The Company determines the fair value of the retained interests in securitized assets at the date of securitization and at the end of each period (see Note 1 – Significant Accounting Policies in the Company’s Form 10-K for fiscal year 2009 for a description of fair value methodologies used).

The following table shows the sensitivity of the retained interests to hypothetical adverse changes in the key economic assumptions used to measure fair value:

(dollar amounts in thousands)	December 31, 2009	September 30, 2009
Fair value of retained interests
Retained subordinated securities	$40,162	$81,886
Residual interests	30,505	28,714

Total	$70,667	$110,600

Excess cash flow discount rate (annual rate)	8.3%-11.4%	12.2%-14.4%
Impact on fair value of 10% adverse change	$(1,705)	$(4,133)
Impact on fair value of 20% adverse change	(3,385)	(8,225)

Cumulative life loss rate	7.4%	7.4%
Impact on fair value of 10% adverse change	$(2,743)	$(2,376)
Impact on fair value of 20% adverse change	(5,429)	(4,763)

Expected weighted-average life (years)	2.1	2.2
Prepayment speed (average monthly rate)	1.1%	1.2%
Impact on fair value of 10% adverse change	$(2,726)	$(2,737)
Impact on fair value of 20% adverse change	(5,052)	(5,241)

Actual future market conditions may differ materially. Accordingly, this sensitivity analysis should not be considered the Company’s projection of future events or losses.

The Company retains servicing responsibilities for automobile loan securitizations and receives annual servicing fees ranging from 1% to 2% of the loans securitized for services that it provides to the securitization trusts. The servicing fees are recognized in other, net revenue in the condensed consolidated statements of income. The Company does not recognize a servicing asset or liability because the benefits of servicing are just adequate to compensate for its servicing responsibilities as the servicing fees are consistent with current market rates that would be charged to compensate a substitute servicer for providing these services.

The following table provides a summary of cash flows received from and paid to securitization trusts.

	Three Months Ended December 31,
(in thousands)	2009	2008
Servicing fees received	$2,581	$3,786
Cash flows received related to retained subordinated securities	1,113	1,698
Cash flows received related to residual interests	—	1,470
Cash paid related to residual interests	(550)	(5,729)

Amounts payable to the trustee related to loan principal and interest collected on behalf of the securitization trusts of $19.7 million at December 31, 2009 and $24.1 million at September 30, 2009 were included in other banking/finance liabilities in the condensed consolidated balance sheets.

The Company provides guarantees to cover shortfalls for the securitization trusts in amounts due to the holders of the asset-backed securities if the shortfall exceeds cash on deposit. At December 31, 2009 and September 30, 2009, the maximum potential amounts of future payments related to these guarantees were $6.9 million and $7.4 million. The fair value of the guarantees was recognized as banking/finance liabilities in the condensed consolidated balance sheets and was not significant.

During the three months ended December 31, 2009 and 2008, the Company did not provide any financial or other support to the securitization trusts or the holders of the asset-backed securities, other than as described above.

The original amount of loans serviced for the securitization trusts that were still in existence at December 31, 2009 and September 30, 2009 totaled $1.8 billion. At December 31, 2009 and September 30, 2009, the securitization trusts had 41,087 and 44,221 loans outstanding, and their weighted-average annualized interest rate was 10.5% as of the end of each period. Net charge-offs on the securitized loans held by the securitization trusts and the loans that were managed together with them were $9.0 million and $12.7 million for the three months ended December 31, 2009 and 2008.

The following table shows further details of the loans serviced by the Company that were held by the securitization trusts and the loans that were managed together with them:

(dollar amounts in thousands)	December 31, 2009	September 30, 2009
Principal amount of loans
Securitized loans	$489,489	$551,369
Loans held for sale	13,679	16,274
Loans receivable	81,617	85,520

Total	$584,785	$653,163
Principal amount of loans 30 days or more past due[1]	$27,117	$29,238

Credit quality as a percentage of aggregate outstanding principal balance
Prime	47.3%	47.4%
Non-prime	49.1%	49.4%
Sub-prime	3.6%	3.2%

[1]	The majority of the balances were related to securitized loans.

Note 9 - Goodwill and Other Intangible Assets

Goodwill and other intangible assets have been assigned to one reporting unit, the investment management and related services segment. The changes in the carrying values of goodwill and gross intangible assets were as follows:

(in thousands)	Goodwill	Amortized Intangible Assets	Non-amortized Intangible Assets
Balance at October 1, 2009	$1,436,626	$200,952	$507,737
Foreign currency movements	3,248	134	1,932

Balance at December 31, 2009	$1,439,874	$201,086	$509,669

Certain of the goodwill and intangible assets are denominated in currencies other than the U.S. dollar; therefore, their gross and net carrying values are subject to foreign currency movements.

Intangible assets were as follows:

(in thousands) as of December 31, 2009	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized intangible assets
Customer base	$166,046	$(111,345)	$54,701
Other	35,040	(32,065)	2,975

	201,086	(143,410)	57,676
Non-amortized intangible assets
Management contracts	509,669	—	509,669

Total	$710,755	$(143,410)	$567,345

(in thousands) as of September 30, 2009	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized intangible assets
Customer base	$165,915	$(109,059)	$56,856
Other	35,037	(31,656)	3,381

	200,952	(140,715)	60,237
Non-amortized intangible assets
Management contracts	507,737	—	507,737

Total	$708,689	$(140,715)	$567,974

The Company completed its most recent annual impairment tests of goodwill and indefinite-lived intangible assets during the quarter ended September 30, 2009, and determined that there was no impairment in the value of these assets as of August 1, 2009. Additionally, no impairment loss in the value of goodwill and indefinite-lived intangible assets was recognized during the three months ended December 31, 2009 and 2008. No impairment loss in the value of intangible assets subject to amortization was recognized during the three months ended December 31, 2009 and 2008 as the estimates of the undiscounted expected cash flows from these assets exceeded the asset carrying values.

Amortization expense related to definite-lived intangible assets was $2.6 million for the three months ended December 31, 2009 and 2008. The estimated remaining amortization expense related to definite-lived intangible assets as of December 31, 2009 was as follows:

(in thousands)

For the fiscal years ending September 30,	Amount
2010 (remaining nine months)	$7,814
2011	10,406
2012	8,912
2013	8,789
2014	8,789
Thereafter	12,966

Total	$57,676

Note 10 - Debt

Outstanding debt consisted of the following:

(in thousands)	December 31, 2009	September 30, 2009
Current
Commercial paper	$256,657	$64,156
Banking/Finance
Federal Home Loan Bank advances	66,000	57,000

Total Debt	$322,657	$121,156

At December 31, 2009, current debt consisted of commercial paper with a total face value of $256.7 million that was issued at a weighted-average annualized interest rate of 0.20% and matures during the quarter ending March 31, 2010.

The banking/finance segment has financed its automobile lending business primarily through FHLB advances, which had a total outstanding balance of $66.0 million at December 31, 2009. Approximately $15.0 million of these advances mature by December 31, 2010, while the remaining $51.0 million mature between June 2011 and January 2039. These advances had a weighted-average interest rate of 2.93% at December 31, 2009 and are subject to collateralization requirements.

At December 31, 2009, the Company had $420.0 million in short-term revolving credit available under a five-year credit facility with certain banks and financial institutions expiring on June 9, 2010, $243.3 million of short-term commercial paper available for issuance under an uncommitted $500.0 million private placement program, and $14.3 million available in uncommitted short-term bank lines of credit. The revolving credit facility is available for general corporate purposes, including the support of the Company’s commercial paper program. It is subject to various financial covenants, including, but not limited to, minimum requirements related to the Company’s interest coverage ratio and maintenance of working capital as well as limitations on capitalization ratio, indebtedness, investments and liens. Interest rates on loans under the revolving credit facility are determined at the time of issuance and depend on the type of loan issued. As of December 31, 2009, there were no amounts outstanding under the revolving credit facility and the Company was in compliance with the financial covenants related to this facility.

In addition, at December 31, 2009, the banking/finance segment had $295.0 million available in uncommitted short-term bank lines of credit under the Federal Reserve system, $229.2 million available in secured Federal Reserve Bank short-term discount window and $55.6 million available in secured FHLB short-term borrowing capacity (see Note 6 – Investments). At December 31, 2009 and September 30, 2009, loans receivable with aggregate carrying values of $39.4 million and $30.6 million were pledged as collateral for the ability to obtain FHLB advances.

Note 11 - Commitments and Contingencies

Guarantees

The Company is obligated to cover shortfalls for the automobile loan securitization trusts in amounts due to the holders of the asset-backed securities up to certain levels (see Note 8 – Securitization of Loans Held for Sale).

At December 31, 2009, the banking/finance segment had issued financial standby letters of credit totaling $6.3 million which beneficiaries would be able to draw upon in the event of non-performance by its customers, primarily in relation to lease and lien obligations of these banking customers. These standby letters of credit were secured by marketable securities with a fair value of $7.5 million as of December 31, 2009.

Legal Proceedings

As previously reported, between 2003 and 2006, following industry-wide market timing and late trading investigations by U.S. and Canadian regulators, and U.S. state government offices, Franklin and certain related parties were named in civil lawsuits in the U.S. and one of Franklin’s adviser subsidiaries was named in civil lawsuits in Canada.

In the U.S., the lawsuits were filed against Franklin and certain of its adviser and distributor affiliates, individual Franklin officers and directors, a former Franklin employee, and trustees of certain Franklin Templeton Investments mutual funds (the “Funds”). In 2004, the lawsuits were consolidated for coordinated proceedings with similar lawsuits against numerous other mutual fund complexes in a multi-district litigation titled “In re Mutual Funds Investment Litigation,” pending in the U.S. District Court for the District of Maryland, Case No. 04-md-15862 (the “MDL”). Plaintiffs filed consolidated amended complaints in the MDL on September 29, 2004. The three consolidated lawsuits involving the Company include a class action (Sharkey IRO/IRA v. Franklin Resources, Inc., et al., Case No. 04-cv-01310), a derivative action on behalf of the Funds (McAlvey v. Franklin Resources, Inc., et al., Case No. 04-cv-01274), and a derivative action on behalf of Franklin (Hertz v. Burns, et al., Case No. 04-cv-01624) and seek, among other forms of relief, one or more of the following: unspecified monetary damages; punitive damages; removal of Fund trustees, directors, advisers, administrators, and distributors; rescission of management contracts and distribution plans under Rule 12b-1 promulgated under the Investment Company Act of 1940; and attorneys’ fees and costs.

On February 25, 2005, the Company-related parties filed motions to dismiss the consolidated amended class action and Fund derivative action complaints. On June 26, 2008, the court issued its order granting in part and denying in part the Company’s motion to dismiss the consolidated amended class action complaint. In its order, the court dismissed certain claims, while allowing others under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and under Sections 36(b) and 48(a) of the Investment Company Act of 1940 to remain, and dismissed all class action claims against the named Funds. Pursuant to stipulation, the court also dismissed all claims against certain individual defendants, including the independent trustees to the named Funds, and a former Franklin executive. On September 4, 2009, the court entered as its order the parties’ stipulation to dismiss without prejudice the remaining Fund trustee defendants named in the consolidated amended class action complaint. On January 12, 2010, lead plaintiff in the consolidated class action filed a second consolidated amended class action complaint. The Company’s motion to dismiss the consolidated fund derivative action remains under submission with the court. In addition, pursuant to stipulation, the derivative action brought on behalf of Franklin has been stayed since 2004.

In Canada, Franklin Templeton Investments Corp. (“FTIC”), a Franklin subsidiary and the manager of Franklin Templeton Investments’ Canadian mutual funds, is named (along with several other non-Franklin affiliated manager defendants) in two market timing lawsuits that are styled as class actions (Huneault v. AGF Funds, Inc., et al., Case No. 500-06-00256-046, filed in the Superior Court for the Province of Quebec, District of Montreal on October 25, 2004, and Fischer v. IG Investment Management Ltd., et al., Case No. 06-CV-307599CP, filed in the Ontario Superior Court of Justice on March 9, 2006). The lawsuits seek, among other forms of relief, one or more of: unspecified monetary damages, punitive damages, an order barring any increase in management fees for a period of two years following judgment, and attorneys’ fees and costs. Oral argument on petitioners’ motion for authorization to institute a class action in the Huneault lawsuit concluded on May 5, 2009, and the matter is now under submission with the court. Oral argument on plaintiffs’ motion for class certification in the Fischer lawsuit concluded in early December 2009, and the court denied plaintiffs’ motion on January 12, 2010. Plaintiffs have 30 days to file a notice of appeal.

In addition, Franklin/Templeton Distributors, Inc. (one of Franklin’s subsidiaries and the principal underwriter to the Funds), as well as the individual trustees to the Franklin Custodian Funds (the “Trust”), have been named in a lawsuit brought derivatively on behalf of the Trust, concerning payment of asset-based compensation between July 22, 2005 and the present to broker-dealers that hold Fund shares in brokerage accounts and that are not registered as investment advisers. The lawsuit is captioned Smith v. Franklin/Templeton Distributors, Inc., et al., Case No. CV 09-4775, and was filed in the U.S. District Court for the Northern District of California on October 6, 2009. Specifically, plaintiff is attempting to allege claims under Section 47(b) of the Investment Company Act of 1940, and for breach of fiduciary duty, breach of contract, and waste of Trust assets, and is seeking unspecified monetary damages, declaratory and injunctive relief enjoining further asset-based compensation to such broker-dealers, and attorneys’ fees and costs. Defendants filed a motion to dismiss the complaint on January 22, 2010.

Management strongly believes that the claims made in each of the lawsuits identified above are without merit and intends to defend against them vigorously. The Company cannot predict with certainty, however, the eventual outcome of those lawsuits, nor whether they will have a material negative impact on the Company.

The Company is from time to time involved in litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position or results of operations. In management’s opinion, an adequate accrual has been made as of December 31, 2009, to provide for any probable losses that may arise from these matters for which the Company could reasonably estimate an amount.

Variable Interest Entities

The Company’s variable interest entities (“VIEs”) primarily include certain sponsored investment products and certain other investment products (collectively, “investment products”). The Company’s variable interests generally include its equity ownership interest in the investment products and its investment management and related services fees earned from sponsored investment products. Based on its evaluations, the Company believes it was not the primary beneficiary of its VIEs and, as a result, did not consolidate these entities as of and for the quarters ended December 31, 2009 and 2008.

Total assets under management of investment products in which the Company held a variable interest, but was not the primary beneficiary, were approximately $40.1 billion at December 31, 2009 and $35.8 billion at September 30, 2009. The carrying values of the Company’s equity ownership interest in and investment management and related service fees receivable from these investment products as recorded in the Company’s consolidated balance sheets at December 31, 2009 and September 30, 2009 are set forth below. These amounts represent the Company’s maximum exposure to loss and do not reflect an estimate of the actual losses.

(in thousands)	December 31, 2009	September 30, 2009
Current Assets
Receivables	$58,681	$50,088
Investment securities, available-for-sale	93,720	112,853

Total Current	152,401	162,941

Non-Current Assets
Investment securities, available-for-sale	25,621	20,208
Investments in equity method investees and other	326,061	305,024

Total Non-Current	351,682	325,232

Total	$504,083	$488,173

While the Company has no contractual obligation to do so, it routinely makes cash investments in the course of launching sponsored investment products. The Company also may voluntarily elect to provide its sponsored investment products with additional direct or indirect financial support based on its business objectives.

The Company’s other VIEs include limited liability partnerships, limited liability companies, and joint ventures. The Company’s variable interest generally comprises its equity ownership interest. These investments are recognized as investments in equity method investees because the Company is not the primary beneficiary. The investment carrying values in the Company’s consolidated balance sheets related to these VIEs were $4.1 million at December 31, 2009 and $14.9 million at September 30, 2009. These amounts represent the Company’s maximum exposure to loss. The Company did not provide financial or other support to its other VIEs during the three months ended December 31, 2009.

The joint venture VIEs previously included Lightning Finance Company Limited (“LFL”) and Lightning Asset Finance Limited (“LAFL”), in which the Company held 49% ownership interests at September 30, 2009. The Company liquidated its ownership interests in LFL and LAFL during the three months ended December 31, 2009.

Other Commitments and Contingencies

At December 31, 2009, the banking/finance segment had commitments to extend credit in an aggregate amount of $173.0 million, primarily under credit card lines.

The Company in its role as agent or trustee facilitates the settlement of investor share purchase, redemption, and other transactions with affiliated mutual funds. The Company is appointed by the affiliated mutual funds as agent or trustee to manage, on behalf of the affiliated mutual funds, bank deposit accounts that contain only (i) cash remitted by investors to the affiliated mutual funds for the direct purchase of fund shares, or (ii) cash remitted by the affiliated mutual funds for direct delivery to the investors for either the proceeds of fund shares liquidated at the investors’ direction, or dividends and capital gains earned on fund shares. As of December 31, 2009 and September 30, 2009, the Company held cash of approximately $371.7 million and $214.5 million off-balance sheet in agency or trust for investors and the affiliated mutual funds.

At December 31, 2009, there were no changes in other commitments and contingencies that would have a material effect on commitments and contingencies reported in the Company’s Form 10-K for fiscal year 2009.

Note 12 - Stock-Based Compensation

The Company’s stock-based compensation plans include the Amended and Restated Annual Incentive Plan (the “AIP”) and the 2002 Universal Stock Incentive Plan, as amended and restated (the “USIP”). Under the terms of the AIP, eligible employees may receive cash, equity awards, and/or cash-settled equity awards generally based on the performance of the Company, its funds and the individual employee. The USIP provides for the issuance of up to 30.0 million shares of the Company’s common stock for various stock-related awards to officers, directors and employees. At December 31, 2009, approximately 3.5 million shares were available for grant under the USIP. In addition to stock awards and stock unit awards, the Company may award options and other forms of stock-based compensation to officers, directors and employees under the USIP. The Compensation Committee of the Board of Directors determines the terms and conditions of awards under the AIP and USIP.

Stock Options

The following table summarizes stock option activity:

(in thousands, except weighted-average exercise price)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2009	2,737	$37.86
Exercised	(225)	36.69

Outstanding and Exercisable at December 31, 2009	2,512	$37.97	2.5	$169,284

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

Cash received from stock option exercises for the three months ended December 31, 2009 and 2008 was $8.3 million and $3.1 million. Income tax benefits from stock option exercises were $8.7 million and $3.4 million for the three months ended December 31, 2009 and 2008.

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

Total unrecognized compensation cost related to nonvested stock awards and stock unit awards, net of estimated forfeitures, was $127.2 million at December 31, 2009. This cost is expected to be recognized over a remaining weighted-average vesting period of 1.9 years.

The following table summarizes nonvested stock award and stock unit award activity:

(shares in thousands)	Shares	Weighted- Average Grant- Date Fair Value per Share
Nonvested balance at September 30, 2009	954	$85.21
Granted	806	107.15
Forfeited/cancelled	(59)	95.49

Nonvested Balance at December 31, 2009	1,701	$95.25

The stock awards generally entitle holders to the right to sell the underlying shares of the Company’s common stock once the awards vest. Stock unit awards generally entitle holders to receive the underlying shares of common stock once the awards vest.

Certain performance-based long-term stock awards and stock unit awards have been granted to the Company’s executive officers and other employees. These awards are equity-based and generally vest over a three-year period based on the achievement of predetermined Company financial performance goals. In the event a performance measure is not achieved at or above a specified threshold level, the portion of the award tied to such performance measure will be forfeited. At December 31, 2009, the balance of nonvested awards was 405.2 thousand and had a weighted-average grant-date fair value of $107.61 per share.

Employee Stock Investment Plan

The amended and restated Franklin Resources, Inc. 1998 Employee Stock Investment Plan (the “ESIP”), allows eligible participants to buy shares of the Company’s common stock at a discount of its market value on defined dates. The Compensation Committee of the Board of Directors determines the terms and conditions of awards under the ESIP. No shares were issued under the ESIP during the three months ended December 31, 2009. At December 31, 2009, approximately 3.1 million shares were reserved for future issuance under this plan.

Effective August 1, 2008, the terms of the ESIP were amended to allow eligible participants to buy shares of the Company’s common stock at 85% of its market value on defined dates and the Company’s discretionary match was discontinued with respect to shares purchased under the plan on or after such date.

All Stock-Based Plan Arrangements

Total stock-based compensation costs of $19.6 million and $18.7 million were recognized in the condensed consolidated statements of income for the three months ended December 31, 2009 and 2008. The income tax benefits realized from all stock-based arrangements totaled $9.3 million and $2.3 million for the three months ended December 31, 2009 and 2008.

The Company generally does not repurchase shares upon share option exercise or vesting of stock awards and stock unit awards. However, in order to pay taxes due in connection with the vesting of employee and executive officer stock awards and stock unit awards under the USIP and in connection with the remaining final discretionary match under the ESIP, shares are repurchased using a net stock issuance method.

Note 13 - Common Stock Repurchases

During the three months ended December 31, 2009, the Company repurchased 1.6 million shares of its common stock at a cost of $174.0 million. The common stock repurchases made as of December 31, 2009 reduced capital in excess of par value to nil and the excess amount was recognized as a reduction to retained earnings. At December 31, 2009, approximately 8.0 million shares of common stock remained available for repurchase under the stock repurchase program. During the three months ended December 31, 2008, the Company repurchased 0.7 million shares of its common stock at a cost of $40.7 million. The stock repurchase program is not subject to an expiration date.

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

(in thousands) as of and for the three months ended December 31, 2009	Investment Management and Related Services	Banking/ Finance	Total
Assets	$8,214,096	$1,010,033	$9,224,129
Operating revenues	1,366,764	10,647	1,377,411
Income before taxes	508,400	5,885	514,285

for the three months ended December 31, 2008
Operating revenues	$975,959	$(6,629)	$969,330
Income (losses) before taxes	208,860	(34,160)	174,700

as of September 30, 2009
Assets	$8,429,298	$1,039,165	$9,468,463

Operating revenues of the banking/finance segment included above were as follows:

(in thousands)		Three Months Ended December 31,
		2009	2008
Interest and fees on loans		$4,581	$6,053
Interest and dividends on investment securities		3,641	6,976

Total interest income		8,222	13,029

Interest on deposits		(1,300)	(1,758)
Interest on short-term debt		(6)	(771)
Interest on long-term debt		(452)	(410)

Total interest expense		(1,758)	(2,939)

Net interest income		6,464	10,090
Unrealized gains (losses) on trading investments, net		205	(17,703)
Other income		5,031	5,086
Provision for loan losses		(1,053)	(4,102)

Total		$10,647	$(6,629)

The investment management and related services segment incurs substantially all of the Company’s depreciation and amortization costs and expenditures on long-lived assets.

Note 15 - Other Income (Expenses)

Other income (expenses) consisted of the following:

(in thousands)	Three Months Ended December 31,
	2009	2008
Consolidated Sponsored Investment Products Gains (Losses), Net
Realized gains (losses), net	$5,056	$(26,923)
Unrealized gains (losses), net	10,016	(20,519)

Total	15,072	(47,442)

Investment and Other Income (Losses), Net
Dividend income	10,548	12,439
Interest income	3,581	11,603
Capital gain distributions	862	14,222
Other-than-temporary impairment of investment securities, available-for-sale	(1,462)	(33,849)
Realized gains on sale of investment securities, available-for-sale	2,130	1,833
Realized losses on sale of investment securities, available-for-sale	(487)	(14,115)
Gains (losses) on trading investment securities, net	12,389	(26,556)
Income (losses) from investments in equity method investees	4,150	(25,460)
Foreign currency exchange (losses) gains, net	(1,422)	12,545
Other, net	2,689	2,316

Total	32,978	(45,022)
Interest expense	(742)	(1,200)

Other income (expenses), net	$47,308	$(93,664)

Substantially all of the Company’s dividend income, capital gain distributions, and realized gains and losses on sale of investment securities, available-for-sale were generated by investments in its sponsored investment products. Interest income was primarily generated by investments in debt securities of the U.S. Treasury and federal agencies and cash equivalents. Proceeds from the sale of investment securities, available-for-sale were $105.6 million and $80.3 million for the three months ended December 31, 2009 and 2008.

The Company recognized net gains (losses) on trading investment securities, including securities held by consolidated sponsored investment products, that were still held at December 31, 2009 and 2008 in the amounts of $10.4 million and $(46.3) million during the three months ended December 31, 2009 and 2008.

Note 16 - Banking Regulatory Ratios

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain a minimum Tier 1 capital and Tier 1 leverage ratio (as defined in the regulations), as well as minimum Tier 1 and Total risk-based capital ratios (as defined in the regulations). Based on the Company’s calculations as of December 31, 2009 and September 30, 2009, it exceeded the applicable capital adequacy requirements as listed below.

(dollar amounts in thousands)	December 31, 2009	September 30, 2009	Capital Adequacy Minimum
Tier 1 capital	$4,996,501	$5,495,995	N/A
Total risk-based capital	5,003,150	5,503,022	N/A
Tier 1 leverage ratio	68%	75%	4%
Tier 1 risk-based capital ratio	97%	97%	4%
Total risk-based capital ratio	97%	97%	8%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In this section, we discuss and analyze the results of operations and financial condition of Franklin Resources, Inc. (“Franklin”) and its subsidiaries (collectively, the “Company”). In addition to historical information, we also make statements relating to the future, called “forward-looking” statements, which are provided under the “safe harbor” protection of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will”, “may”, “could”, “expect”, “believe”, “anticipate”, “intend”, “plan”, “seek”, “estimate”, or other similar words. Moreover, statements that speculate about future events are forward-looking statements. These forward-looking statements involve a number of known and unknown risks, uncertainties and other important factors that could cause actual results and outcomes to differ materially from any future results or outcomes expressed or implied by such forward-looking statements. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance.

You should carefully review the “Risk Factors” section set forth below and in any more recent filings with the SEC, each of which describes these risks, uncertainties and other important factors in more detail. While forward-looking statements are our best prediction at the time that they are made, you should not rely on them. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. If a circumstance occurs after the date of this Form 10-Q that causes any of our forward-looking statements to be inaccurate, whether as a result of new information, future developments or otherwise, we do not have an obligation, and we undertake no obligation, to announce publicly the change to our expectations, or to make any revisions to our forward-looking statements, unless required by law.

The following discussion should be read in conjunction with our Form 10-K for the fiscal year ended September 30, 2009 filed with the SEC, and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

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

We offer a broad range of sponsored investment products under equity, hybrid, fixed-income and cash management funds and accounts that meet a wide variety of specific investment needs of individual and institutional investors. Cash management funds consist of U.S.-registered money market funds and non-U.S. registered funds with similar investment objectives.

The level of our revenues depends largely on the level and relative mix of assets under management. As noted in the “Risk Factors” section set forth below, the amount and mix of our assets under management are subject to significant fluctuations and can negatively impact our revenues and income. To a lesser degree, the level of our revenues also depends on the level of mutual fund sales and the number of mutual fund shareholder accounts. The fees charged for our services are based on contracts with our sponsored investment products or our clients. These arrangements could change in the future.

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

During the first quarter of fiscal year 2010, there was growing optimism that the global economy had emerged from recession and was moving into recovery. Market conditions continued to improve during the quarter, as evidenced by 4% and 6% increases in the MSCI World and S&P 500 indexes. Our results of operations also improved during the quarter consistent with the positive market performance. Our operating income for the quarter increased 21% from the prior quarter and 74% from the same period in the prior fiscal year.

Our total assets under management at December 31, 2009 were $553.5 billion, 6% higher than they were at September 30, 2009 and 33% higher than they were at December 31, 2008. Simple monthly average assets under management for the first quarter of fiscal year 2010 increased 22% from the same period in the prior fiscal year. Market appreciation of $16.6 billion and positive net new flows of $14.3 billion during the three months ended December 31, 2009 accounted for the increase in total assets under management for the quarter. Long-term sales activity for the quarter increased 21% from the prior quarter, mainly due to a 45% increase in sales of our global/international taxable fixed-income products.

Uncertainties regarding the economic recovery remain in the foreseeable future. As we confront the challenges of this economic environment, we expect to continue to focus on the investment performance of our sponsored investment products and on providing high quality customer service to our clients. While we are focused on expense management, we will also seek to attract, retain and develop employees and invest strategically in systems and technology that will provide secure, stable environments and economies of scale. We will continue to protect and further our brand recognition while developing and maintaining broker/dealer and client relationships. The success of these and other strategies may be influenced by the factors discussed in the “Risk Factors” section set forth below.

RESULTS OF OPERATIONS

	Three Months Ended December 31,		Percent Change
(dollar amounts in millions, except per share data)	2009	2008
Operating Income	$467.0	$268.4	74%
Net Income attributable to Franklin Resources, Inc.	355.6	120.9	194%
Earnings Per Share
Basic	$1.55	$0.52	198%
Diluted	1.54	0.52	196%
Operating Margin[1]	34%	28%

[1]	Defined as operating income divided by total operating revenues.

Operating income increased for the three months ended December 31, 2009 as compared to the same period in the prior fiscal year. The increase was primarily due to a $206.4 million or 34% increase in investment management revenue, which resulted from a 22% increase in simple monthly average assets under management and a higher effective management fee rate.

Net income attributable to Franklin Resources, Inc. increased primarily due to the $198.6 million increase in operating income and a $141.0 million increase in other income (expenses), partially offset by a $92.0 million increase in taxes on income. Other income (expenses) increased for the three months ended December 31, 2009 primarily due to higher investment valuations during the quarter resulting from improved market conditions.

Diluted earnings per share increased consistent with the increase in net income as well as a 1% decrease in diluted average common shares outstanding resulting primarily from the repurchase of shares of our common stock.

ASSETS UNDER MANAGEMENT

Assets under management by investment objective were as follows:

(dollar amounts in billions)	December 31, 2009	December 31, 2008	Percent Change
Equity
Global/international	$189.5	$142.6	33%
Domestic (U.S.)	66.3	55.2	20%

Total equity	255.8	197.8	29%

Hybrid	104.0	78.8	32%
Fixed-Income
Tax-free	69.7	56.1	24%
Taxable
Global/international	77.5	45.9	69%
Domestic (U.S.)	40.4	29.8	36%

Total fixed-income	187.6	131.8	42%
Cash Management[1]	6.1	7.8	(22)%

Total	$553.5	$416.2	33%

Simple Monthly Average for the Three-Month Period[2]	$534.9	$438.7	22%

[1]	Includes both U.S.-registered money market funds and non-U.S. registered funds with similar investment objectives.
[2]	Investment management fees from approximately 54% of our assets under management at December 31, 2009 were calculated using daily average assets under management.

Assets under management at December 31, 2009 were 33% higher than they were at December 31, 2008, primarily due to market appreciation of $113.0 billion and positive net new flows of $27.0 billion during the twelve-month period. The increases occurred in both equity and fixed-income products as improved market conditions led to significant valuation increases, higher sales and lower redemptions. Simple monthly average assets under management, which are generally more indicative of trends in revenue for providing investment management and fund administration services than the year over year change in ending assets under management, increased 22% during the three months ended December 31, 2009, as compared to the same period in the prior fiscal year.

The simple monthly average mix of assets under management is shown below. The change in mix for the three months ended December 31, 2009 as compared to the same period in the prior fiscal year reflects an investor shift to lower risk investments during the prior twelve months.

	Three Months Ended December 31,
	2009	2008
Equity	46%	49%
Hybrid	19%	19%
Fixed-income	34%	30%
Cash management	1%	2%

Total	100%	100%

Assets under management by sales region were as follows:

(dollar amounts in billions)	December 31, 2009	Percent of Total	December 31, 2008	Percent of Total
United States[1]	$407.9	74%	$313.8	75%
Europe[2]	60.8	11%	41.2	10%
Asia-Pacific[3]	52.5	9%	35.9	9%
Canada	32.3	6%	25.3	6%

Total	$553.5	100%	$416.2	100%

[1]	Approximately 67% and 69% of our operating revenues originated from U.S. operations in the three months ended December 31, 2009 and 2008.
[2]	Europe sales region includes Middle East and Africa.
[3]	Asia-Pacific sales region includes Latin America and Australia.

Due to the global nature of our business operations, investment management and related services may be performed in locations unrelated to the sales region.

Components of the change in our assets under management were as follows:

(dollar amounts in billions)	Three Months Ended December 31,		Percent Change
	2009	2008
Beginning assets under management	$523.4	$507.3	3%
Long-term sales	42.2	27.8	52%
Long-term redemptions	(28.2)	(45.1)	(37)%
Net cash management	0.3	(0.9)	NM

Net new flows	14.3	(18.2)	NM
Reinvested distributions	3.7	7.1	(48)%

Net flows	18.0	(11.1)	NM
Distributions	(4.5)	(9.0)	(50)%
Appreciation (depreciation) and other	16.6	(71.0)	NM

Ending Assets Under Management	$553.5	$416.2	33%

Assets under management increased during the three months ended December 31, 2009, resulting from $16.6 billion of appreciation, primarily in our equity products, and $14.3 billion of positive net new flows, primarily in our fixed-income products.

Investment Management Fee Rate

For the three months ended December 31, 2009, our effective investment management fee rate (investment management fees divided by simple monthly average assets under management) increased to 0.603% for the three months ended December 31, 2009 from 0.547% for the same period a year ago. The increase was primarily due to a higher level of global/international assets under management, partially offset by an overall shift in the mix of assets under management from equity products towards fixed-income products. Generally, investment management fees earned on equity products are higher than fees earned on fixed-income products, and fees earned on global/international products are higher than fees earned on domestic (U.S.) products.

OPERATING REVENUES

The table below presents the percentage change in each revenue category.

(dollar amounts in millions)	Three Months Ended December 31,		Percent Change
	2009	2008
Investment management fees	$806.7	$600.3	34%
Underwriting and distribution fees	488.1	304.9	60%
Shareholder servicing fees	69.5	66.3	5%
Consolidated sponsored investment products income, net	0.4	1.9	(79)%
Other, net	12.7	(4.1)	NM

Total Operating Revenues	$1,377.4	$969.3	42%

Investment Management Fees

Investment management fees are generally calculated under contractual arrangements with our sponsored investment products and sub-advised accounts as a percentage of the market value of assets under management. Annual rates vary by investment objective and type of services provided.

Investment management fees increased for the three months ended December 31, 2009 primarily due to a 22% increase in simple monthly average assets under management and a higher effective management fee rate for the quarter, as described above.

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

Overall, underwriting and distribution fees increased for the three months ended December 31, 2009. Underwriting fees increased 127% primarily due to a 172% increase in gross commissionable sales, partially offset by a shift in sales from equity products to fixed-income products, which typically generate lower underwriting fees. Distribution fees increased 36% primarily due to a 22% increase in simple monthly average assets under management, combined with a shift in the mix of assets under management from institutional to retail products, which typically generate higher distribution fees.

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

Shareholder servicing fees increased for the three months ended December 31, 2009 primarily due to a favorable currency impact and a 5% increase in simple monthly average billable shareholder accounts during the period. The favorable currency impact mainly resulted from a 14% increase in the value of the Canadian dollar against the U.S. dollar. The account increase was predominantly related to shareholder accounts originated in the United States, which are generally billable at higher rates than in other regions.

Consolidated Sponsored Investment Products Income, Net

Consolidated sponsored investment products income, net reflects the net investment income, including dividend and interest income, of sponsored investment products that we consolidate in our financial statements.

Consolidated sponsored investment products income, net decreased for the three months ended December 31, 2009, reflecting investment performance and net asset balances of the specific sponsored investment products that we consolidated during each period and the deconsolidation of certain sponsored investment products during the current quarter.

Other, Net

Other, net revenue primarily consists of revenues from the banking/finance segment as well as income from custody services. Banking/finance revenues include interest income on loans, servicing income, and realized and unrealized gains (losses) on residual interests from securitization transactions, and are reduced by interest expense and the provision for loan losses.

Other, net revenue increased for the three months ended December 31, 2009 primarily due to a $17.7 million loss recognized in the three months ended December 31, 2008 due to a decline in the fair value of retained interests from securitization transactions and a $3.0 million decrease in provision for loan losses, partially offset by a $2.1 million decrease in interest income on the retained interests.

OPERATING EXPENSES

The table below presents the percentage change in each expense category.

	Three Months Ended December 31,		Percent Change
(dollar amounts in millions)	2009	2008
Underwriting and distribution	$467.0	$289.5	61%
Compensation and benefits	254.3	244.1	4%
Information systems, technology and occupancy	68.6	68.6	0%
Advertising and promotion	34.8	24.2	44%
Amortization of deferred sales commissions	46.5	36.6	27%
Other	39.2	38.0	3%

Total Operating Expenses	$910.4	$701.0	30%

Underwriting and Distribution

Underwriting and distribution expenses include payments to financial advisers and other third parties for providing sales, marketing and distribution services to investors in our sponsored investment products. The increase in underwriting and distribution expenses for the three months ended December 31, 2009 was consistent with the 60% increase in underwriting and distribution revenues during the quarter.

Compensation and Benefits

Compensation and benefit expenses increased for the three months ended December 31, 2009 primarily due to a $25.7 million increase in variable compensation. The increase in variable compensation was mainly due to higher bonus expense under the Amended and Restated Annual Incentive Compensation Plan (“AIP”), pursuant to which bonus awards are made based on our performance. The increase was partially offset by an $11.2 million decrease in severance costs related to the 2% reduction in our global workforce announced in October 2008 and a $4.3 million decrease in salaries, wages and benefits resulting from lower staffing levels. As of December 31, 2009, we had approximately 7,800 employees, a decrease from approximately 8,600 employees at December 31, 2008.

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

Information Systems, Technology and Occupancy

Information systems, technology and occupancy costs remained unchanged for the three months ended December 31, 2009. Slightly higher occupancy costs during the period were offset by lower costs incurred for technical consulting.

Details of capitalized information systems and technology costs, which exclude occupancy costs, are shown below.

	Three Months Ended December 31,
(in millions)	2009	2008
Net carrying value at beginning of period	$65.2	$66.5
Additions during period, net of disposals	3.9	15.3
Amortization during period	(8.3)	(7.9)

Net Carrying Value at End of Period	$60.8	$73.9

Advertising and Promotion

Advertising and promotion expenses increased for the three months ended December 31, 2009 primarily due to an $11.8 million increase in marketing support payments to intermediaries resulting from higher product sales and assets under management. The increase was partially offset by a $1.1 million decrease in sales promotion expenses primarily as a result of ongoing global cost reduction initiatives.

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

We previously held 49% ownership interests in Lightning Finance Company Limited (“LFL”) and Lightning Asset Finance Limited (“LAFL”). Due to our significant interest in LAFL, we carried on our consolidated balance sheets the DCA generated in the United States and the financing liability for the related future revenue we previously sold to LFL, which was subsequently transferred to LAFL. We repurchased the remaining DCA from LAFL in September 2009 and liquidated our ownership interests in LFL and LAFL during the three months ended December 31, 2009.

Amortization of deferred sales commissions increased for the three months ended December 31, 2009 mainly due to accelerated amortization of the DCA repurchased from LAFL. Higher product sales with up-front commissions, primarily related to U.S. funds, also contributed to the increase.

Other Operating Expenses

Other operating expenses primarily consist of professional fees, fund administration services and shareholder servicing fees payable to external parties, corporate travel and entertainment, and other miscellaneous expenses.

Other operating expenses increased for the three months ended December 31, 2009 primarily due to a $2.1 million increase in fund administration services and shareholder servicing fees payable to external parties, which resulted from higher average assets under management, partially offset by a decrease in litigation costs.

Other Income (Expenses)

	Three Months Ended December 31,
(in millions)	2009	2008
Consolidated sponsored investment products gains (losses), net	$15.1	$(47.5)
Investment and other income (losses), net	33.0	(45.0)
Interest expense	(0.8)	(1.2)

Other income (expenses), net	$47.3	$(93.7)

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

Other income (expenses) increased for the three months ended December 31, 2009 primarily due to higher investment valuations resulting from improved market conditions. This resulted in current quarter net gains of $15.1 million from securities held by our consolidated sponsored investment products and $12.4 million from trading investments, and income from equity method investees of $4.1 million, as compared to net losses during the same period in the prior fiscal year of $47.5 million from securities held by our consolidated sponsored investment products, $26.6 million from trading investments and $25.5 million from equity method investees. Also contributing to the increase was a $32.4 million reduction in other-than-temporary impairments on available-for-sale investment securities.

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

Our effective income tax rate was 30.48% for the three months ended December 31, 2009, as compared to 37.08% for the same period in the prior fiscal year. The decrease was primarily due to the release of a valuation allowance for state deferred tax assets and a decrease in foreign income currently taxable in U.S., net of foreign tax credits.

The effective income tax rate for future reporting periods will continue to reflect the relative contributions of non-U.S. earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key financial data relating to our liquidity, capital resources and uses of capital.

(in millions)	December 31, 2009	September 30, 2009
Balance Sheet Data
Assets
Liquid assets	$5,529.7	$5,832.6
Cash and cash equivalents	2,850.3	3,104.5
Liabilities
Debt
Commercial paper	$256.7	$64.2
Federal Home Loan Bank advances	66.0	57.0

Total debt	$322.7	$121.2

	Three Months Ended December 31,
(in millions)	2009	2008
Cash Flow Data
Operating cash flows	$317.1	$41.9
Investing cash flows	69.1	160.1
Financing cash flows	(640.6)	152.1

Liquidity

Liquid assets consist of cash and cash equivalents, current receivables, and current and certain other investments (trading, available-for-sale and other). Cash and cash equivalents include cash on hand, non-interest-bearing and interest-bearing deposits with financial institutions, federal funds sold, time deposits, securities of the U.S. Treasury and federal agencies, debt instruments with original maturities of three months or less at the purchase date and other highly liquid investments, including money market funds, which are readily convertible into cash. Cash and cash equivalents at December 31, 2009 decreased primarily due to net cash used in financing activities. At December 31, 2009, the percentages of cash and cash equivalents held by our U.S. and non-U.S. operations were approximately 39% and 61%, as compared to approximately 49% and 51% at September 30, 2009. The percentage of cash and cash equivalents held by our U.S. operations decreased primarily due to dividends paid to our shareholders.

The increase in total debt outstanding during the three months ended December 31, 2009 primarily relates to the issuance of commercial paper in December 2009. We periodically issue commercial paper to meet short-term operational needs.

We experienced an increase in net cash provided by operating activities during the three months ended December 31, 2009, as compared to the same period in the prior fiscal year, primarily due to an increase in net income. Net cash provided by investing activities decreased mainly due to a decrease in liquidation of investments and an increase in loans receivable, partially offset by a decrease in purchase of investments. We experienced financing cash outflows for the three months ended December 31, 2009, as compared to financing cash inflows for the same period in the prior fiscal year, primarily due to an increase in dividends paid on common stock and an increase in common stock repurchases.

Capital Resources

We believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets, continuing cash flows from operations, borrowing capacity under current credit facilities and the ability to issue debt or equity securities.

At December 31, 2009, our current debt consisted of commercial paper with a total face value of $256.7 million that was issued at a weighted-average annualized interest rate of 0.20% and matures during the quarter ending March 31, 2010.

The banking/finance segment has financed its automobile lending business primarily through Federal Home Loan Bank (“FHLB”) advances, which had a total outstanding balance of $66.0 million at December 31, 2009. Approximately $15.0 million of these advances mature by December 31, 2010, while the remaining $51.0 million mature between June 2011 and January 2039. These advances had a weighted-average interest rate of 2.93% at December 31, 2009 and are subject to collateralization requirements.

At December 31, 2009, we had $420.0 million in short-term revolving credit available under a five-year credit facility with certain banks and financial institutions expiring on June 9, 2010, $243.3 million of short-term commercial paper available for issuance under an uncommitted $500.0 million private placement program, and $14.3 million available in uncommitted short-term bank lines of credit. The revolving credit facility is available for general corporate purposes, including the support of our commercial paper program. It is subject to various financial covenants, including, but not limited to, minimum requirements related to our interest coverage ratio and maintenance of working capital as well as limitations on our capitalization ratio, indebtedness, investments and liens. Interest rates on loans under the revolving credit facility are determined at the time of issuance and depend on the type of loan issued. As of December 31, 2009, there were no amounts outstanding under the revolving credit facility and we were in compliance with the financial covenants related to this facility. In addition, at December 31, 2009, our banking/finance segment had $295.0 million available in uncommitted short-term bank lines of credit under the Federal Reserve system, $229.2 million available in secured Federal Reserve Bank short-term discount window and $55.6 million available in secured FHLB short-term borrowing capacity.

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

On December 18, 2009, our Board of Directors declared a regular quarterly cash dividend of $0.22 per share which was payable on January 8, 2010 to stockholders of record on December 31, 2009. Additionally, our Board of Directors declared a special cash dividend of $3.00 per share which was payable on December 31, 2009 to stockholders of record on December 28, 2009.

We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is affected through regular open-market purchases and private transactions in accordance with applicable laws and regulations. During the three months ended December 31, 2009, we repurchased 1.6 million shares of our common stock at a cost of $174.0 million. The common stock repurchases made as of December 31, 2009 reduced our capital in excess of par value to nil and the excess amount was recognized as a reduction to retained earnings. At December 31, 2009, approximately 8.0 million shares of our common stock remained available for repurchase under our stock repurchase program. Our stock repurchase program is not subject to an expiration date.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Our contractual obligations are summarized in our Form 10-K for the fiscal year ended September 30, 2009. At December 31, 2009, there were no material changes outside the ordinary course in our contractual obligations from September 30, 2009.

We are obligated to cover shortfalls for automobile loan securitization trusts that are structured as qualified special purpose entities in amounts due to holders of asset-backed securities up to certain levels. At December 31, 2009, the maximum potential amount of future payments related to these guarantees was $6.9 million and the fair value of the guarantees was recognized as banking/finance liabilities in the condensed consolidated balance sheets and was not significant.

At December 31, 2009, the banking/finance operating segment had issued financial standby letters of credit totaling $6.3 million on which beneficiaries would be able to draw upon in the event of non-performance by our customers, primarily in relation to lease and lien obligations of these banking customers. These standby letters of credit were secured by marketable securities with a fair value of $7.5 million at December 31, 2009.

OFF-BALANCE SHEET ARRANGEMENTS

Our banking/finance operating segment periodically enters into automobile loan securitization transactions with qualified special purpose entities, which then issue asset-backed securities to private investors (see Note 8 – Securitization of Loans Held for Sale in the notes to the condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q). Our main objective in entering into these securitization transactions is to obtain financing for automobile loan activities. Securitized loans held by the securitization trusts totaled $489.5 million at December 31, 2009 and $551.4 million at September 30, 2009.

In our role as agent or trustee, we facilitate the settlement of investor share purchase, redemption, and other transactions with affiliated mutual funds. We are appointed by the affiliated mutual funds as agent or trustee to manage, on behalf of the affiliated mutual funds, bank deposit accounts that contain only (i) cash remitted by investors to the affiliated mutual funds for the direct purchase of fund shares, or (ii) cash remitted by the affiliated mutual funds for direct delivery to the investors for either the proceeds of fund shares liquidated at the investors’ direction, or dividends and capital gains earned on fund shares. As of December 31, 2009 and September 30, 2009, we held cash of approximately $371.7 million and $214.5 million off-balance sheet in agency or trust for investors and the affiliated mutual funds.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results may differ from those estimates under different assumptions. Following are updates to our critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended September 30, 2009.

Fair Value Measurements

We record substantially all of our investments in the financial statements at fair value or amounts that approximate fair value. We use a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based on whether the inputs to those valuation techniques are observable or unobservable.

Level 3 assets represented approximately 2.3% and 2.1% of total assets measured at fair value at December 31, 2009 and September 30, 2009, and Level 3 liabilities measured at fair value were insignificant. There were no transfers into or out of Level 3 during the three months ended December 31, 2009 and immaterial transfers into and no transfers out of Level 3 during the three months ended December 31, 2008.

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

We test definite-lived intangible assets for impairment quarterly. As of December 31, 2009, approximately 90% of our definite-lived intangible assets related to investment management contracts of Fiduciary Trust Company International (“FTCI”). The undiscounted future cash flow projections for FTCI institutional and high net-worth management contracts exceeded their carrying values by approximately 50% and 5%, respectively. We estimated the undiscounted future cash flows using assets under management growth rates ranging from -6.2% to 6.0% depending on the type of management contracts. The undiscounted future cash flow projections for the other definite-lived intangible assets exceeded their respective carrying values by more than 100%. The assumptions used in our impairment tests for definite-lived intangible assets were developed taking into consideration the ongoing market conditions. As of December 31, 2009, a decline in our assets under management of approximately 5% could cause us to evaluate whether the fair value of our definite-lived intangible assets is below the asset carrying value.

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

Loss Contingencies

We are involved in various lawsuits and claims encountered in the normal course of business. When such a matter arises and periodically thereafter, we consult with our legal counsel and evaluate the merits of the claims based on the facts available at that time. In management’s opinion, an adequate accrual has been made as of December 31, 2009 to provide for probable losses that may arise from these matters for which we could reasonably estimate an amount. See also Note 11 – Commitments and Contingencies in the notes to condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q.

RISK FACTORS

Volatility and disruption of the capital and credit markets, and adverse changes in the global economy, may significantly affect our results of operations and may put pressure on our financial results. The capital and credit markets have experienced substantial volatility and disruption during the past year. Although global market conditions have shown some stabilization and improvement, the decline in global market conditions has in the past resulted in significant decreases in our assets under management, revenues and income, and future declines may negatively impact our performance. Such declines have had and may in the future have an adverse impact on our results of operations. Even if legislative or regulatory initiatives or other efforts successfully stabilize and add liquidity to the financial markets, we may need to modify our business, strategies or operations, and we may be subject to additional constraints or costs in order to satisfy new regulatory requirements or to compete in a changed business environment.

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

At December 31, 2009, we have considered the potential impact of a 2% movement in market interest rates on interest earning assets, net of interest-bearing liabilities of our banking/finance segment, total debt outstanding and our portfolio of debt securities. Based on our analysis, we do not expect that this change would have a material impact on our operating revenues or results of operations in the next twelve months, for each of these categories or in the aggregate.

We are subject to foreign currency exchange risk through our international operations. While we operate primarily in the United States, we also provide services and earn revenues in The Bahamas, Asia-Pacific, Canada, Europe, Latin America and Africa. Our exposure to foreign currency exchange risk is minimized in relation to our results of operations since a significant portion of these revenues are denominated in U.S. dollars. This situation may change in the future as our business continues to grow outside the United States and expenses incurred denominated in foreign currencies increase. Our exposure to foreign currency exchange risk in relation to our condensed consolidated balance sheet mostly relates to cash and cash equivalents and investments that are denominated in foreign currencies, primarily in Euro, Pound Sterling, Indian Rupee and Canadian Dollar. These assets accounted for approximately 13% of the total cash and cash equivalents and investments at December 31, 2009. We do not use derivative financial instruments to manage foreign currency exchange risk exposure. As a result, both positive and negative currency fluctuations against the U.S. dollar may affect our results of operations and accumulated other comprehensive income.

We are exposed to market valuation risks related to securities we hold that are carried at fair value and securities held by sponsored investment products that we consolidate, which are also carried at fair value.

The following table summarizes the effect of a 10% increase or decrease in the carrying values of our financial instruments that are subject to market valuation risks at December 31, 2009.

(in thousands)	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Current
Investment securities, trading	$476,403	$524,043	$428,763
Investment securities, available-for-sale	1,063,711	1,170,082	957,340

Total Current	$1,540,114	$1,694,125	$1,386,103

Banking/Finance
Investment securities, trading	$70,667	$77,734	$63,600
Investment securities, available-for-sale	457,589	503,348	411,830

Total Banking/Finance	$528,256	$581,082	$475,430

Non-Current
Investment securities, available-for-sale	$103,291	$113,620	$92,962

Total	$2,171,661	$2,388,827	$1,954,495

To mitigate the market valuation risks, we maintain a diversified investment portfolio and, from time to time, we may enter into derivative agreements. Our exposure to these risks is also minimized as we sponsor a broad range of investment products in various global jurisdictions, which allows us to mitigate the impact of changes in any particular market(s) or region(s).

Our cash, cash equivalents and investments portfolio by investment objective at December 31, 2009 was as follows:

(dollar amounts in thousands)	Total Portfolio	Percent of Total Portfolio	Trading Securities Included in Portfolio	Percent of Total Trading Securities
Cash and Cash Equivalents	$2,850,308	53%	$—	—

Investment Securities
Equity
Domestic (U.S.)	89,152	2%	43,772	8%
Global/international	327,414	6%	157,681	29%

Total equity	416,566	8%	201,453	37%
Hybrid	68,484	1%	39,722	7%
Fixed-Income
Tax-free	87,721	2%	—	—
Taxable
Domestic (U.S.)	1,145,225	21%	176,053	32%
Global/international	453,665	8%	129,842	24%

Total fixed-income	1,686,611	31%	305,895	56%

Total Investment Securities	2,171,661	40%	547,070	100%
Other[1]	406,711	7%	—	—

Total Cash and Cash Equivalents and Investments	$5,428,680	100%	$547,070	100%

[1]	Includes investments in equity method investees and other investments.

Investments categorized as investment securities, trading in our condensed consolidated balance sheets include securities held by consolidated sponsored investment products. These securities, which amounted to $249.3 million at December 31, 2009, are generally assigned a classification in the table presented above based on the investment objective of the consolidated sponsored investment products holding the trading securities. Investment securities, trading also include securities held by our banking/finance operating segment, which amounted to $70.7 million at December 31, 2009.

Item 4. Controls and Procedures.

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2009. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of December 31, 2009 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of our legal proceedings, please see the description of our legal proceedings set forth in the “Legal Proceedings” section in Note 11 – Commitments and Contingencies in the notes to the condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors.

Our Form 10-K for the fiscal year ended September 30, 2009 includes a detailed discussion of the risk factors applicable to us, which are also set forth under the heading “Risk Factors” in Item 2 of Part I of this Form 10-Q. There are no material changes from the risk factors as previously disclosed in our Form 10-K for the fiscal year ended September 30, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to the shares of Franklin’s common stock we repurchased during the three months ended December 31, 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2009 through October 31, 2009	253,606	$101.56	253,606	9,331,921
November 1, 2009 through November 30, 2009	823,410	$111.04	823,410	8,508,511
December 1, 2009 through December 31, 2009	527,400	$107.71	527,400	7,981,111

Total	1,604,416		1,604,416

Under our stock repurchase program, we can repurchase shares of Franklin’s common stock from time to time in the open market and in private transactions in accordance with applicable laws and regulations, including without limitation applicable federal securities laws. From time to time we have announced the existence of and updates to the Company’s continuing policy of repurchasing shares of our common stock, including the most recent announcements made in January 2008 and March 2009. At December 31, 2009, approximately 8.0 million shares of our common stock remained available for repurchase under our stock repurchase program. Our stock repurchase program is not subject to an expiration date. There were no unregistered sales of equity securities during the period covered by this report.

Item 6. Exhibits.

Exhibit No.	Description
Exhibit 3(i)(a)	Registrant’s Certificate of Incorporation, as filed November 28, 1969, incorporated by reference to Exhibit (3)(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (File No. 001-09318) (the “1994 Annual Report”).

Exhibit 3(i)(b)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed March 1, 1985, incorporated by reference to Exhibit (3)(ii) to the 1994 Annual Report.

Exhibit 3(i)(c)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed April 1, 1987, incorporated by reference to Exhibit (3)(iii) to the 1994 Annual Report.

Exhibit 3(i)(d)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed February 2, 1994, incorporated by reference to Exhibit (3)(iv) to the 1994 Annual Report.

Exhibit 3(i)(e)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed on February 4, 2005, incorporated by reference to Exhibit (3)(i)(e) to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318).

Exhibit 3(ii)	Registrant’s Amended and Restated By-laws (as adopted and effective February 4, 2010), incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on February 5, 2010
(File No. 001-09318).

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes, tagged as blocks of text (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.
(Registrant)

Date: February 8, 2010	By:	/S/ KENNETH A. LEWIS
Kenneth A. Lewis
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
Exhibit 3(i)(a)	Registrant’s Certificate of Incorporation, as filed November 28, 1969, incorporated by reference to Exhibit (3)(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (File No. 001-09318) (the “1994 Annual Report”).

Exhibit 3(i)(b)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed March 1, 1985, incorporated by reference to Exhibit (3)(ii) to the 1994 Annual Report.

Exhibit 3(i)(c)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed April 1, 1987, incorporated by reference to Exhibit (3)(iii) to the 1994 Annual Report.

Exhibit 3(i)(d)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed February 2, 1994, incorporated by reference to Exhibit (3)(iv) to the 1994 Annual Report.

Exhibit 3(i)(e)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed on February 4, 2005, incorporated by reference to Exhibit (3)(i)(e) to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318).

Exhibit 3(ii)	Registrant’s Amended and Restated By-laws (as adopted and effective February 4, 2010), incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on February 5, 2010
(File No. 001-09318).

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes, tagged as blocks of text (furnished herewith).