Form 10-Q
period 2010-03-31
FRANKLIN RESOURCES INC
filed 2010-05-06
CIK 38777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  YES    ☐  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated file ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

    Outstanding: 227,338,845 shares of common stock, par value $0.10 per share, of Franklin Resources, Inc. as of April 30, 2010.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Statements of Income

Unaudited

(in thousands, except per share data)	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Operating Revenues
Investment management fees	$836,077	$552,936	$1,642,741	$1,153,210
Underwriting and distribution fees	496,781	304,655	984,834	609,584
Shareholder servicing fees	71,376	66,514	140,919	132,856
Consolidated sponsored investment products income, net	540	1,761	988	3,647
Other, net	8,339	(13,594)	21,042	(17,695)

Total operating revenues	1,413,113	912,272	2,790,524	1,881,602

Operating Expenses
Underwriting and distribution	487,023	293,534	954,050	583,063
Compensation and benefits	271,041	236,732	525,353	480,795
Information systems, technology and occupancy	69,608	65,398	138,218	133,996
Advertising and promotion	38,121	26,700	72,969	50,927
Amortization of deferred sales commissions	46,282	33,754	92,828	70,366
Other	39,903	32,832	78,994	70,769

Total operating expenses	951,978	688,950	1,862,412	1,389,916

Operating Income	461,135	223,322	928,112	491,686

Other Income (Expenses)
Consolidated sponsored investment products gains (losses), net	5,669	(11,106)	20,741	(58,548)
Investment and other income (losses), net	42,488	(33,893)	75,466	(78,915)
Interest expense	(936)	(2,092)	(1,678)	(3,292)

Other income (expenses), net	47,221	(47,091)	94,529	(140,755)

Income before taxes	508,356	176,231	1,022,641	350,931
Taxes on income	149,946	67,159	306,682	131,930

Net Income	$358,410	$109,072	$715,959	$219,001
Less: Net income (loss) attributable to noncontrolling interests	1,725	(1,734)	3,671	(12,705)

Net Income attributable to Franklin Resources, Inc.	$356,685	$110,806	$712,288	$231,706

Earnings per Share
Basic	$1.56	$0.48	$3.11	$0.99
Diluted	1.55	0.47	3.10	0.99
Dividends per Share	$0.22	$0.21	$3.44	$0.42

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Balance Sheets

Unaudited

(in thousands)	March 31, 2010	September 30, 2009
Assets

Current Assets
Cash and cash equivalents	$2,860,991	$2,982,539
Receivables	625,866	581,810
Investment securities, trading	460,385	502,609
Investment securities, available-for-sale	1,053,009	1,027,287
Other investments	15,907	51,950
Deferred taxes	75,307	67,773
Prepaid expenses and other	31,538	30,452

Total current assets	5,123,003	5,244,420

Banking/Finance Assets
Cash and cash equivalents	162,629	121,912
Investment securities, trading	72,919	110,600
Investment securities, available-for-sale	440,998	472,055
Loans held for sale	10,757	15,711
Loans receivable, net	368,154	310,504
Other	8,438	8,383

Total banking/finance assets	1,063,895	1,039,165

Non-Current Assets
Investment securities, available-for-sale	102,517	108,838
Investments in equity method investees and other	547,893	398,995
Deferred sales commissions	101,052	103,993
Property and equipment, net	534,785	535,459
Goodwill	1,445,139	1,436,626
Other intangible assets, net	567,562	567,974
Other	34,736	32,993

Total non-current assets	3,333,684	3,184,878

Total Assets	$9,520,582	$9,468,463

[Table continued on next page]

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Balance Sheets

Unaudited

[Table continued from previous page]

(in thousands, except share data)	March 31, 2010	September 30, 2009
Liabilities and Stockholders’ Equity

Current Liabilities
Compensation and benefits	$201,448	$210,789
Commercial paper	285,970	64,156
Accounts payable and accrued expenses	173,036	174,525
Commissions	260,266	219,356
Income taxes	41,634	28,363
Other	27,284	28,351

Total current liabilities	989,638	725,540

Banking/Finance Liabilities
Deposits	709,136	664,580
Federal Home Loan Bank advances	66,000	57,000
Other	23,916	24,653

Total banking/finance liabilities	799,052	746,233

Non-Current Liabilities
Deferred taxes	228,770	218,845
Other	86,556	78,284

Total non-current liabilities	315,326	297,129

Total liabilities	2,104,016	1,768,902

Commitments and Contingencies (Note 11)

Redeemable Noncontrolling Interests	29,074	65,126

Stockholders’ Equity
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none issued	0	0
Common stock, $0.10 par value, 1,000,000,000 shares authorized; 227,391,266 and 229,324,345 shares issued and outstanding, at March 31, 2010 and September 30, 2009	22,739	22,932
Retained earnings	7,217,850	7,505,890
Accumulated other comprehensive income	143,687	103,351

Total Franklin Resources, Inc. stockholders’ equity	7,384,276	7,632,173
Nonredeemable noncontrolling interests	3,216	2,262

Total stockholders’ equity	7,387,492	7,634,435

Total Liabilities and Stockholders’ Equity	$9,520,582	$9,468,463

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Statements of Cash Flows

Unaudited

	Six Months Ended March 31,
(in thousands)	2010	2009
Net Income	$715,959	$219,001
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	131,194	89,143
Stock-based compensation	40,368	39,772
Excess tax benefits from stock-based compensation arrangements	(10,415)	(3,157)
Net (gains) losses on sale of assets	(2,122)	12,344
Equity in net (income) losses of affiliated companies	(17,290)	36,475
Provision for loan losses	2,460	5,197
Other-than-temporary impairment of investments	1,463	57,652
Deferred income taxes	(2,092)	(15,499)

Changes in operating assets and liabilities:
(Increase) decrease in receivables, prepaid expenses and other	(56,845)	76,172
Principal collected on loans held for sale, net	2,976	11,354
Increase in trading securities, net	(100,580)	(3,814)
Advances of deferred sales commissions	(89,184)	(33,086)
Increase (decrease) in income taxes payable	31,177	(49,816)
Increase (decrease) in commissions payable	40,911	(69,024)
Increase in other liabilities	2,047	19,322
Increase (decrease) in accrued compensation and benefits	6,370	(145,427)

Net cash provided by operating activities	696,397	246,609

Purchase of investments	(420,686)	(1,320,217)
Liquidation of investments	388,308	1,243,277
Purchase of banking/finance investments	0	(118,618)
Liquidation of banking/finance investments	87,400	23,725
(Increase) decrease in loans receivable	(58,133)	16,906
Additions of property and equipment, net	(27,862)	(27,631)
Acquisitions of subsidiaries, net of cash acquired	0	533

Net cash used in investing activities	(30,973)	(182,025)

Increase in bank deposits, net	44,556	75,720
Exercise of common stock options	12,936	9,928
Dividends paid on common stock	(783,832)	(95,475)
Purchase of common stock	(291,491)	(108,971)
Excess tax benefits from stock-based compensation arrangements	10,415	3,157
Proceeds from issuance of commercial paper, net	221,612	11,601
Proceeds from issuance of debt	9,000	77,750
Payments on debt	0	(104,551)
Noncontrolling interests, net	42,844	38,798

Net cash used in financing activities	(733,960)	(92,043)

Effect of exchange rate changes on cash and cash equivalents	(12,295)	(55,757)

Decrease in cash and cash equivalents	(80,831)	(83,216)
Cash and cash equivalents, beginning of period	3,104,451	2,527,552

Cash and Cash Equivalents, End of Period	$3,023,620	$2,444,336

[Table continued on next page]

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.

Condensed Consolidated Statements of Cash Flows

Unaudited

[Table continued from previous page]

	Six Months Ended March 31,
(in thousands)	2010	2009
Components of Cash and Cash Equivalents
Cash and cash equivalents, beginning of period:
Current assets	$2,982,539	$2,314,818
Banking/finance assets	121,912	212,734

Total	$3,104,451	$2,527,552

Cash and cash equivalents, end of period:
Current assets	$2,860,991	$2,282,021
Banking/finance assets	162,629	162,315

Total	$3,023,620	$2,444,336

Supplemental Disclosure of Non-Cash Information
Change in assets related to the net deconsolidation of certain sponsored investment products	$(90,710)	$(95,084)
Change in liabilities related to the net deconsolidation of certain sponsored investment products	(7,999)	(53,822)

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$273,548	$243,558
Cash paid for interest	3,589	5,240

See Notes to Condensed Consolidated Financial Statements.

FRANKLIN RESOURCES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2010

(Unaudited)

Note 1 - Basis of Presentation

The unaudited interim financial statements of Franklin Resources, Inc. (“Franklin”) and its consolidated subsidiaries (collectively, the “Company”) included herein have been prepared by the Company in accordance with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Under these rules and regulations, some information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States of America have been shortened or omitted. Management believes that all adjustments necessary for a fair statement of the financial position and the results of operations for the periods shown have been made. All adjustments are normal and recurring. These financial statements should be read together with the Company’s audited financial statements included in its Form 10-K for the fiscal year ended September 30, 2009 (“fiscal year 2009”). Certain amounts for the comparative prior fiscal year periods have been reclassified to conform to the financial statement presentation as of and for the period ended March 31, 2010, including those required by the retrospective adoption of new accounting guidance relating to noncontrolling interests and the computation of earnings per share (see Note 2 – New Accounting Standards).

Note 2 - New Accounting Standards

Recently Adopted Accounting Standards

In the first quarter, the Company adopted a new Financial Accounting Standards Board (“FASB”) standard that permits a reporting entity to measure the fair value of certain alternative investments that do not have a readily determinable fair value on the basis of the investments’ net asset value per share or its equivalent. The adoption of the standard had no impact on the Company’s consolidated financial statements.

In the first quarter, the Company adopted a new FASB standard that establishes accounting and reporting standards for noncontrolling interests in a subsidiary (previously referred to as minority interests) and for the deconsolidation of a subsidiary. The standard clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a component of equity, separate from the parent’s equity, in the consolidated financial statements. In addition, it modifies the presentation of consolidated net income to include the amount attributable to noncontrolling interests. The standard requires retrospective adoption of the presentation and disclosure requirements for existing noncontrolling interests. All other requirements of the standard are applied prospectively. The adoption of the standard did not have a material effect on the Company’s consolidated financial position or results of operations, but resulted in changes in financial statement presentation and disclosure for all periods presented. Minority interests have been recharacterized as redeemable noncontrolling interests and classified as temporary equity, if currently redeemable or convertible for cash or other assets at the option of the holder, or otherwise as nonredeemable noncontrolling interests and classified as a component of equity. Additionally, the presentation of consolidated net income was modified to include the amount attributable to noncontrolling interests.

In the first quarter, the Company adopted a new FASB standard that specifies that nonvested share-based payment awards containing nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. All prior period earnings per share data presented must be adjusted retrospectively. The adoption of the standard did not have a material impact on basic or diluted earnings per share.

New Accounting Standards Not Yet Adopted

In February 2010, the FASB issued an amendment to a standard relating to the consolidation of variable interest entities. For certain investments held by a reporting entity, the amendment indefinitely defers a requirement to perform a qualitative analysis to determine whether its variable interests give it a controlling financial interest in a variable interest entity (“VIE”). The deferral generally applies to the reporting entity’s interests in entities that have the attributes of an investment company or that apply the specialized industry accounting guidance for investment companies. The amendment is effective for fiscal years beginning after November 15, 2009.

The adoption of the standard on October 1, 2010 may result in the consolidation of certain qualifying special purpose entities and VIEs that are not currently consolidated. The Company is currently evaluating certain automobile loan securitization trusts and collateralized loan obligations which hold aggregate assets of approximately $1.5 billion as of March 31, 2010. The Company may be required to consolidate some or all of these assets. The Company is also currently evaluating other VIEs with which it is involved to determine the ultimate impact that the adoption of the standard will have on its consolidated financial statements.

Note 3 - Stockholders’ Equity and Comprehensive Income

The changes in stockholders’ equity and redeemable noncontrolling interests for the six months ended March 31, 2010 and 2009 were as follows:

(in thousands)	Franklin Resources, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at October 1, 2009	$7,632,173	$2,262	$7,634,435	$65,126
Net income	712,288	420	712,708	3,251
Other comprehensive income
Net unrealized gains on investments, net of tax	35,154	0	35,154	0
Currency translation adjustments	4,937	0	4,937	0
Net unrealized gains on defined benefit plans, net of tax	245	0	245	0
Cash dividends on common stock	(787,048)	0	(787,048)	0
Repurchase of common stock	(291,491)	0	(291,491)	0
Other	78,018	534	78,552	(39,303)

Balance at March 31, 2010	$7,384,276	$3,216	$7,387,492	$29,074

(in thousands)	Franklin Resources, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Stockholders’ Equity	Redeemable Noncontrolling Interests
Balance at October 1, 2008	$7,074,364	$29,608	$7,103,972	$47,554
Net income (loss)	231,706	(3,886)	227,820	(8,819)
Other comprehensive income
Net unrealized gains on investments, net of tax	4,777	0	4,777	0
Currency translation adjustments	(119,876)	0	(119,876)	0
Net unrealized losses on defined benefit plans, net of tax	(84)	0	(84)	0
Cash dividends on common stock	(97,691)	0	(97,691)	0
Repurchase of common stock	(108,971)	0	(108,971)	0
Other	64,600	(23,220)	41,380	(1,317)

Balance at March 31, 2009	$7,048,825	$2,502	$7,051,327	$37,418

The components of comprehensive income, including amounts attributable to redeemable noncontrolling interests, were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2010	2009	2010	2009
Net income	$358,410	$109,072	$715,959	$219,001
Net unrealized gains on investments, net of tax	22,716	12,609	35,154	4,777
Currency translation adjustments	(4,510)	(37,877)	4,937	(119,876)
Net unrealized gains (losses) on defined benefit plans, net of tax	82	(84)	245	(84)

Total Comprehensive Income	376,698	83,720	756,295	103,818
Less: Comprehensive income (loss) attributable to noncontrolling interests	1,725	(1,734)	3,671	(12,705)

Total Comprehensive Income attributable to Franklin Resources, Inc.	$374,973	$85,454	$752,624	$116,523

Note 4 - Earnings per Share

Basic earnings per share is computed by dividing net income available to the Company’s common shareholders, which exclude participating securities, by the weighted average number of shares of common stock outstanding during the period. The Company’s participating securities consist of its nonvested stock and stock unit awards that contain nonforfeitable rights to dividends or dividend equivalents. Diluted earnings per share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the two-class method.

The components of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per share data)	2010	2009	2010	2009
Net Income attributable to Franklin Resources, Inc.	$356,685	$110,806	$712,288	$231,706
Less: Allocation of earnings to participating nonvested stock and stock unit awards	1,976	922	4,061	1,772

Net Income Available to Common Stockholders	$354,709	$109,884	$708,227	$229,934

Weighted-average shares outstanding – basic	227,046	231,178	227,474	231,405
Effect of dilutive common stock options and non-participating nonvested stock unit awards	1,254	712	1,312	912

Weighted-Average Shares Outstanding – Diluted	228,300	231,890	228,786	232,317

Earnings per Share
Basic	$1.56	$0.48	$3.11	$0.99
Diluted	1.55	0.47	3.10	0.99

For the three and six months ended March 31, 2010, the Company excluded approximately 0.4 million shares of non-participating nonvested stock unit awards from the calculation of diluted earnings per share because their effect would have been anti-dilutive. There were no anti-dilutive potential common shares outstanding during the three and six months ended March 31, 2009.

Note 5 - Cash and Cash Equivalents

The Company discloses cash and cash equivalents as separate components of current assets and banking/finance assets in its condensed consolidated balance sheets. Cash and cash equivalents consisted of the following:

(in thousands)	March 31, 2010	September 30, 2009
Cash on hand and non-interest-bearing deposits with financial institutions	$24,649	$134,508
Interest-bearing deposits with financial institutions	497,248	350,483
Federal funds sold	1,191	5,242
Sponsored money market funds	1,054,456	1,407,801
Time deposits, U.S. government-sponsored enterprise obligations, securities of the U.S. Treasury and federal agencies and other	1,446,076	1,206,417

Total	$3,023,620	$3,104,451

Federal Reserve Board regulations require certain of the Company’s banking subsidiaries to maintain reserve and clearing balances on deposits with the Federal Reserve Banks. The required reserve balances were $7.8 million at March 31, 2010 and $7.0 million at September 30, 2009. The required clearing balance was $1.2 million at March 31, 2010 and September 30, 2009.

The Company maintains cash and cash equivalents with financial institutions in various countries, limits the amount of credit exposure with any given financial institution and conducts ongoing evaluations of the creditworthiness of the financial institutions with which it does business.

Note 6 - Investments

Investments consisted of the following:

(in thousands)	March 31, 2010	September 30, 2009
Current
Investment securities, trading	$460,385	$502,609
Investment securities, available-for-sale
Sponsored investment products	954,428	943,824
U.S. government-sponsored enterprise obligations[1]	0	5,200
Securities of U.S. states and political subdivisions	14,034	15,118
Securities of the U.S. Treasury and federal agencies	75,590	50,616
Other equity securities	8,957	12,529

Total investment securities, available-for-sale	1,053,009	1,027,287
Other investments[2]	15,907	51,950

Total Current	$1,529,301	$1,581,846

Banking/Finance
Investment securities, trading	$72,919	$110,600
Investment securities, available-for-sale
U.S. government-sponsored enterprise obligations[1]	334,685	365,655
Securities of U.S. states and political subdivisions	842	852
Securities of the U.S. Treasury and federal agencies	3,378	3,566
Corporate debt securities[3]	101,913	101,774
Other equity securities	180	208

Total investment securities, available-for-sale	440,998	472,055

Total Banking/Finance	$513,917	$582,655

Non-Current
Investment securities, available-for-sale
Sponsored investment products	$29,316	$23,947
Securities of U.S. states and political subdivisions	72,376	83,838
Other equity securities	825	1,053

Total investment securities, available-for-sale	102,517	108,838
Investments in equity method investees and other	547,893	398,995

Total Non-Current	$650,410	$507,833

[1]

At March 31, 2010 and September 30, 2009, U.S. government-sponsored enterprise obligations consisted of $283.0 million and $313.0 million of residential mortgage-backed securities and $51.7 million and $57.9 million of debentures.

[2]	Other investments consist of time deposits with financial institutions having original maturities greater than three months but not exceeding one year from the date of purchase.
[3]	Corporate debt securities are insured by the Federal Deposit Insurance Corporation or non-U.S. government agencies.

At March 31, 2010 and September 30, 2009, current investment securities, trading included $224.4 million and $277.6 million of securities held by sponsored investment products that were consolidated in the Company’s condensed consolidated financial statements.

At March 31, 2010 and September 30, 2009, banking/finance segment investment securities with aggregate carrying values of $232.8 million and $245.9 million were pledged as collateral for the ability to borrow from the Federal Reserve Bank, $94.4 million and $99.6 million were pledged as collateral for outstanding Federal Home Loan Bank (“FHLB”) borrowings and amounts available in secured FHLB short-term borrowing capacity, and $1.9 million were pledged as collateral as required by federal and state regulators (see Note 10 – Debt). In addition, investment management and related services segment securities with aggregate carrying values of $5.1 million and $5.0 million were pledged as collateral, primarily related to a credit facility for a sponsored investment product, at March 31, 2010 and September 30, 2009.

A summary of the gross unrealized gains and losses relating to investment securities, available-for-sale is as follows:

(in thousands) as of March 31, 2010	Cost Basis	Gross Unrealized		Fair Value
		Gains	Losses
Sponsored investment products	$870,026	$137,128	$(23,410)	$983,744
U.S. government-sponsored enterprise obligations	326,836	7,898	(49)	334,685
Securities of U.S. states and political subdivisions	85,023	2,350	(121)	87,252
Securities of the U.S. Treasury and federal agencies	78,969	18	(19)	78,968
Corporate debt securities	100,215	1,698	0	101,913
Other equity securities	8,314	1,652	(4)	9,962

Total	$1,469,383	$150,744	$(23,603)	$1,596,524

(in thousands) as of September 30, 2009		Gross Unrealized
	Cost Basis	Gains	Losses	Fair Value
Sponsored investment products	$890,745	$94,829	$(17,803)	$967,771
U.S. government-sponsored enterprise obligations	366,540	6,566	(2,251)	370,855
Securities of U.S. states and political subdivisions	96,647	3,265	(104)	99,808
Securities of the U.S. Treasury and federal agencies	54,228	20	(66)	54,182
Corporate debt securities	100,272	1,502	0	101,774
Other equity securities	11,136	2,786	(132)	13,790

Total	$1,519,568	$108,968	$(20,356)	$1,608,180

The net unrealized holding gains (losses) on investment securities, available-for-sale included in accumulated other comprehensive income were $24.6 million and $38.8 million for the three and six months ended March 31, 2010, and $0.7 million and $(59.0) million for the three and six months ended March 31, 2009. The tax effects of the net unrealized gains (losses) included in accumulated other comprehensive income were $(1.8) million and $(3.4) million for the three and six months ended March 31, 2010, and $(12.1) million and $(6.3) million for the three and six months ended March 31, 2009.

The following tables show the gross unrealized losses and fair values of investment securities, available-for-sale with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
(in thousands) as of March 31, 2010	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Current
Investment securities, available-for-sale
Sponsored investment products	$40,623	$(21,674)	$7,837	$(534)	$48,460	$(22,208)
Other equity securities	4	0	27	(4)	31	(4)

Total Current	$40,627	$(21,674)	$7,864	$(538)	$48,491	$(22,212)

Banking/Finance
Investment securities, available-for-sale
U.S. government-sponsored enterprise obligations	$4,317	$(14)	$32,810	$(35)	$37,127	$(49)
Securities of the U.S. Treasury and federal agencies	0	0	2,093	(19)	2,093	(19)

Total Banking/Finance	$4,317	$(14)	$34,903	$(54)	$39,220	$(68)

Non-Current
Investment securities, available-for-sale
Sponsored investment products	$9,550	$(703)	$34,190	$(499)	$43,740	$(1,202)
Securities of U.S. states and political subdivisions	0	0	3,110	(121)	3,110	(121)

Total Non-Current	$9,550	$(703)	$37,300	$(620)	$46,850	$(1,323)

	Less Than 12 Months		12 Months or Greater		Total
(in thousands) as of September 30, 2009	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Current
Investment securities, available-for-sale
Sponsored investment products	$89,676	$(15,082)	$49,733	$(594)	$139,409	$(15,676)
Other equity securities	782	(118)	28	(5)	810	(123)

Total Current	$90,458	$(15,200)	$49,761	$(599)	$140,219	$(15,799)

Banking/Finance
Investment securities, available-for-sale
U.S. government-sponsored enterprise obligations	$53,717	$(333)	$161,236	$(1,918)	$214,953	$(2,251)
Securities of the U.S. Treasury and federal agencies	2,129	(36)	1,437	(30)	3,566	(66)

Total Banking/Finance	$55,846	$(369)	$162,673	$(1,948)	$218,519	$(2,317)

Non-Current
Investment securities, available-for-sale
Sponsored investment products	$15,460	$(2,038)	$37,653	$(89)	$53,113	$(2,127)
Securities of U.S. states and political subdivisions	0	0	8,618	(104)	8,618	(104)
Other equity securities	0	0	165	(9)	165	(9)

Total Non-Current	$15,460	$(2,038)	$46,436	$(202)	$61,896	$(2,240)

Other-than-temporary impairment of available-for-sale investments, primarily related to sponsored investment products, was de minimus and $1.5 million for the three and six months ended March 31, 2010, and $23.8 million and $57.7 million for the three and six months ended March 31, 2009. The Company did not recognize any other-than-temporary impairment of available-for-sale debt securities during the six months ended March 31, 2010 and 2009.

At March 31, 2010, maturities of available-for-sale debt securities were as follows:

(in thousands)	Cost Basis	Fair Value
U.S. government-sponsored enterprise obligations
Due in one year or less	$49,777	$51,666
Due after one year through five years	0	0
Due after five years through ten years	13,811	14,698
Due after ten years	263,248	268,321

Total	$326,836	$334,685

Securities of U.S. states and political subdivisions
Due in one year or less	$13,909	$14,034
Due after one year through five years	51,305	53,215
Due after five years through ten years	16,512	16,826
Due after ten years	3,297	3,177

Total	$85,023	$87,252

Securities of the U.S. Treasury and federal agencies
Due in one year or less	$75,581	$75,590
Due after ten years	3,388	3,378

Total	$78,969	$78,968

Corporate debt securities
Due after one year through five years	$100,215	$101,913

Total	$100,215	$101,913

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

The Company records substantially all of its investments at fair value or amounts that approximate fair value. Trading securities and securities available-for-sale are financial instruments recorded at fair value on a recurring basis. The Company recognizes transfers between levels at the end of each quarter. There were no material transfers between Level 1 and Level 2 during the six months ended March 31, 2010.

The table below presents the balances of assets measured at fair value on a recurring basis.

(in thousands)

as of March 31, 2010	Level 1	Level 2	Level 3	Total
Current Assets
Investment securities, trading	$339,026	$118,589	$2,770	$460,385
Investment securities, available-for-sale
Sponsored investment products	954,423	5	0	954,428
Securities of U.S. states and political subdivisions	0	14,034	0	14,034
Securities of the U.S. Treasury and federal agencies	24,994	50,596	0	75,590
Other equity securities	4,861	0	4,096	8,957
Banking/Finance Assets
Investment securities, trading	0	41,415	31,504	72,919
Investment securities, available-for-sale
U.S. government-sponsored enterprise obligations	0	334,685	0	334,685
Securities of U.S. states and political subdivisions	0	842	0	842
Securities of the U.S. Treasury and federal agencies	0	3,378	0	3,378
Corporate debt securities	0	101,913	0	101,913
Other equity securities	0	0	180	180
Non-Current Assets
Investment securities, available-for-sale
Sponsored investment products	24,221	0	5,095	29,316
Securities of U.S. states and political subdivisions	0	72,376	0	72,376
Other equity securities	157	0	668	825
Life settlement contracts	0	0	7,837	7,837

Total Assets Measured at Fair Value	$1,347,682	$737,833	$52,150	$2,137,665

(in thousands)

as of September 30, 2009	Level 1	Level 2	Level 3	Total
Current Assets
Investment securities, trading	$394,754	$105,802	$2,053	$502,609
Investment securities, available-for-sale
Sponsored investment products	943,824	0	0	943,824
U.S. government-sponsored enterprise obligations	0	5,200	0	5,200
Securities of U.S. states and political subdivisions	0	15,118	0	15,118
Securities of the U.S. Treasury and federal agencies	0	50,616	0	50,616
Other equity securities	8,403	0	4,126	12,529
Banking/Finance Assets
Investment securities, trading	0	81,886	28,714	110,600
Investment securities, available-for-sale
U.S. government-sponsored enterprise obligations	0	365,655	0	365,655
Securities of U.S. states and political subdivisions	0	852	0	852
Securities of the U.S. Treasury and federal agencies	0	3,566	0	3,566
Corporate debt securities	0	101,774	0	101,774
Other equity securities	0	0	208	208
Non-Current Assets
Investment securities, available-for-sale
Sponsored investment products	19,837	0	4,110	23,947
Securities of U.S. states and political subdivisions	0	83,838	0	83,838
Other equity securities	321	0	732	1,053
Life settlement contracts	0	0	6,162	6,162

Total Assets Measured at Fair Value	$1,367,139	$814,307	$46,105	$2,227,551

The valuation inputs and techniques for the Company’s assets measured at fair value on a recurring basis are described below.

Investment securities, trading consist primarily of securities held by consolidated sponsored investment products, non-consolidated sponsored investment products held for trading purposes and retained subordinated securities and residual interests from securitization transactions.

The fair value of securities held by consolidated sponsored investment products is primarily determined using quoted market prices or independent third-party broker or dealer price quotes. These securities are primarily classified as Level 1 or Level 2. If events occur after the close of the primary market for any security, the quoted market prices may be adjusted for the observable price movements within country specific market proxies. Consolidated sponsored investment products may also hold securities that are classified as Level 3 because their fair value is determined using unobservable inputs. In these instances, the Company primarily employs a market-based approach, which may use prices of recent transactions, various market multiples, book values and other relevant information for the investment, related assets or liabilities or other comparable assets or liabilities to determine the fair value of the investment. In developing this fair value, the Company may also give consideration to an income-based approach valuation, which considers anticipated future cash flows of the investment and converts those amounts into a net present value. A discount may also be applied due to the nature or duration of any restrictions on the disposition of the asset or liability. The fair value of non-consolidated sponsored investment products is determined based on the published net asset values of the sponsored investment products and they are classified as Level 1.

The fair value of retained subordinated securities from securitization transactions is determined using independent third-party broker or dealer price quotes and these securities are classified as Level 2. The broker or dealer price quotes are evaluated for reasonableness based upon the performance of the underlying loans and comparable transaction pricing in the securitization market. The fair value of residual interests is estimated using discounted cash flow analyses using unobservable inputs and they are classified as Level 3. Key inputs to the analysis include the excess cash flow discount rate, cumulative life loss rate, expected weighted-average life and prepayment speed assumption. The Company develops the key inputs using actual portfolio experience and recent market activity for similar transactions.

Investment securities, available-for-sale consist primarily of non-consolidated sponsored investment products and debt securities including U.S. government-sponsored enterprise obligations, securities of U.S. states and political subdivisions, securities of the U.S. Treasury and federal agencies, corporate debt securities and other equity securities. The fair value of non-consolidated sponsored investment products is determined based on the published net asset values of the sponsored investment products and they are classified as Level 1. The fair value of debt securities is determined using quoted market prices or independent third-party broker or dealer price quotes, which are evaluated for reasonableness and they are generally classified as Level 2, except for certain U.S. Treasury securities which are classified as Level 1.

The fair value of other equity securities, which consist primarily of non-sponsored investment products, is generally determined based on the published net asset values of the investment products and they are classified as Level 1. The Company may also hold other equity securities that are classified as Level 3 because their fair value is determined using unobservable inputs. In these instances the Company primarily employs the market-based approach described above for Level 3 securities held by consolidated sponsored investment products.

Life settlement contracts. The fair value of life settlement contracts is determined based on discounted cash flows using unobservable inputs and they are classified as Level 3. Inputs used to determine fair value include life expectancy assumptions and internal rates of return.

The changes in Level 3 assets measured at fair value on a recurring basis for the three and six months ended March 31, 2010 and 2009 were as follows.

(in thousands)	Securities Held by Consolidated Sponsored Investment Products	Residual Interests from Securitization Transactions	Other[1]	Total
Balance at January 1, 2010	$1,768	$30,505	$16,738	$49,011
Total realized and unrealized gains (losses):
Included in other, net revenue	0	(605)	0	(605)
Included in consolidated sponsored investment products gains (losses), net	15	0	0	15
Included in investments and other income (losses), net	0	0	1,251	1,251
Included in accumulated other comprehensive income	0	0	(105)	(105)
Purchases, sales and settlements, net	987	1,604	(8)	2,583

Balance at March 31, 2010	$2,770	$31,504	$17,876	$52,150

Change in unrealized gains (losses) included in net income relating to assets still held at March 31, 2010	$90 [2]	$(605)[3]	$956	$441

(in thousands)	Securities Held by Consolidated Sponsored Investment Products	Residual Interests from Securitization Transactions	Other[1]	Total
Balance at October 1, 2009	$2,053	$28,714	$15,338	$46,105
Total realized and unrealized gains (losses):
Included in other, net revenue	0	(400)	0	(400)
Included in consolidated sponsored investment products gains (losses), net	(274)	0	0	(274)
Included in investments and other income (losses), net	0	0	1,372	1,372
Included in accumulated other comprehensive income	0	0	891	891
Purchases, sales and settlements, net	991	3,190	275	4,456

Balance at March 31, 2010	$2,770	$31,504	$17,876	$52,150

Change in unrealized (losses) gains included in net income relating to assets still held at March 31, 2010	$(198)[2]	$(400)[3]	$956	$358

(in thousands)	Securities Held by Consolidated Sponsored Investment Products	Residual Interests from Securitization Transactions	Other[1]	Total
Balance at January 1, 2009	$3,189	$17,482	$12,156	$32,827
Total realized and unrealized gains (losses):
Included in other, net revenue	0	(25,962)	0	(25,962)
Included in consolidated sponsored investment products gains (losses), net	(116)	0	0	(116)
Included in investments and other income (losses), net	0	0	(2,073)	(2,073)
Included in accumulated other comprehensive income	0	0	(492)	(492)
Purchases, sales and settlements, net	(37)	34,792	689	35,444
Transfers into Level 3	66	0	1,973	2,039

Balance at March 31, 2009	$3,102	$26,312	$12,253	$41,667

Change in unrealized losses included in net income relating to assets still held at March 31, 2009	$(118)[2]	$(25,962)[3]	$0	$(26,080)

(in thousands)	Securities Held by Consolidated Sponsored Investment Products	Residual Interests from Securitization Transactions	Other[1]	Total
Balance at October 1, 2008	$4,089	$29,782	$12,112	$45,983
Total realized and unrealized gains (losses):
Included in other, net revenue	0	(43,665)	0	(43,665)
Included in consolidated sponsored investment products gains (losses), net	(1,077)	0	0	(1,077)
Included in investments and other income (losses), net	0	0	(2,073)	(2,073)
Included in accumulated other comprehensive income	0	0	(355)	(355)
Purchases, sales and settlements, net	(31)	40,195	596	40,760
Transfers into Level 3	121	0	1,973	2,094

Balance at March 31, 2009	$3,102	$26,312	$12,253	$41,667

Change in unrealized losses included in net income relating to assets still held at March 31, 2009	$(1,080)[2]	$(43,665)[3]	$0	$(44,745)

[1]	Other primarily consists of equity securities and life settlement contracts.
[2]	Included in consolidated sponsored investment products gains (losses), net.
[3]	Included in other, net revenue.

The Company may also measure certain assets or liabilities at fair value on a nonrecurring basis. These fair value measurements generally result from the application of lower of cost or fair value accounting for loans held for sale or write-downs of individual assets.

The following financial instruments were not measured at fair value, but required disclosure of the estimated fair value:

	March 31, 2010		September 30, 2009
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and cash equivalents	$3,023,620	$3,023,620	$3,104,451	$3,104,451
Other investments	15,907	15,907	51,950	51,950
Loans held for sale	10,757	11,824	15,711	16,621
Loans receivable, net	368,154	380,438	310,504	323,672
Financial Liabilities
Commercial paper	$285,970	$285,970	$64,156	$64,156
Deposits	709,136	712,686	664,580	667,793
FHLB advances	66,000	65,012	57,000	57,026

The valuation inputs and techniques for these financial instruments are described below.

Cash and cash equivalents. Due to the short-term nature and liquidity of these financial instruments, the carrying values of cash and cash equivalents approximate fair value.

Other investments consist of time deposits with financial institutions having maturities greater than three months but less than one year from the date of purchase. Due to the short-term nature and liquidity of these financial instruments, the carrying values of these assets approximate fair value.

Loans held for sale. The fair value of automobile loans held for sale generally is estimated based on the whole loan market price that would be received if the loans were sold in their current condition, which may include adjustments based on the composition of the loan portfolio and liquidity factors. In the event of illiquid markets the fair value is determined using discounted cash flow analyses with estimated discount rates for loans with similar terms and collateral.

Loans receivable, net. The fair value of loans receivable is estimated using discounted cash flow models with interest rates that consider the current credit and interest rate risks inherent in the loans and the current economic and lending conditions. For certain loans with no significant credit concerns and frequent repricing, estimated fair values are generally based on the carrying value.

Commercial paper. Due to the short-term nature and liquidity of these financial instruments, the carrying values of these liabilities approximate fair value.

Deposits. The fair value of deposits with no stated maturities is considered to approximate their carrying value because they are payable on demand. The fair value of deposits with stated maturities is estimated based on discounted cash flow models using interest rates offered by comparable institutions on deposits with similar remaining maturities.

FHLB advances. The fair value is estimated using discounted cash flow models using rates available to the Company for FHLB advances with similar terms and remaining maturities.

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

When the Company sells automobile loans in a securitization transaction, it retains certain interests. Residual interests, which include interest-only strips receivable and cash on deposit, represent the Company’s contractual right to receive excess interest and cash from the pool of securitized loans after the payment of required amounts to holders of the asset-backed securities and certain other costs associated with the securitization. The residual interests are generally fully realizable and subject to limited recourse provisions. Credit enhancements for the securitization trusts require the Company to maintain a certain amount of cash on deposit, which provides protection for the holders of the asset-backed securities against delays in payment and certain losses on the securitized loans. At March 31, 2010 and September 30, 2009, the amounts of cash on deposit were $42.8 million and $46.9 million. Discounted values of the cash on deposit were recognized as part of the residual interests. The Company may also retain subordinated securities from securitization transactions, which are senior to the residual interests. The retained interests in securitized assets, including the residual interests and the retained subordinated securities, are recognized as banking/finance trading securities in the condensed consolidated balance sheets. Changes in the fair value of the retained interests are recognized in earnings.

The Company did not enter into any automobile loan securitization transactions during the six months ended March 31, 2010 or fiscal year 2009. The securitization transactions in which the Company entered into through September 30, 2008 were similar in all material respects. As a result of a securitization transaction that the Company entered into in June 2008, it retained the subordinated securities in addition to the residual interests. The remaining retained subordinated securities held by the Company at March 31, 2010 had a BBB- credit rating from Standard & Poor’s.

The Company determines the fair value of the retained interests in securitized assets at the date of securitization and at the end of each period (see Note 7 – Fair Value Measurements for a description of fair value methodologies used).

The following table shows the sensitivity of the retained interests to hypothetical adverse changes in the key economic assumptions used to measure fair value:

(dollar amounts in thousands)	March 31, 2010	September 30, 2009
Fair value of retained interests
Retained subordinated securities	$41,415	$81,886
Residual interests	31,504	28,714

Total	$72,919	$110,600

Excess cash flow discount rate (annual rate)	6.7%-10.9%	12.2%-14.4%
Impact on fair value of 10% adverse change	$(1,378)	$(4,133)
Impact on fair value of 20% adverse change	(2,735)	(8,225)

Cumulative life loss rate	7.4%	7.4%
Impact on fair value of 10% adverse change	$(2,684)	$(2,376)
Impact on fair value of 20% adverse change	(5,312)	(4,763)

Expected weighted-average life (years)	1.9	2.2
Prepayment speed (average monthly rate)	1.1%	1.2%
Impact on fair value of 10% adverse change	$(2,624)	$(2,737)
Impact on fair value of 20% adverse change	(4,642)	(5,241)

Actual future market conditions may differ materially. Accordingly, this sensitivity analysis should not be considered the Company’s projection of future events or losses. Subsequent to March 31, 2010, the Company sold the balance of its retained subordinated securities for $41.6 million in net cash proceeds.

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

The following table provides a summary of cash flows received from and paid to securitization trusts.

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2010	2009	2010	2009
Servicing fees received	$2,463	$3,634	$5,044	$7,420
Cash flows received related to retained subordinated securities	820	1,698	1,933	3,395
Cash flows received related to residual interests	0	83	0	1,554
Cash paid related to residual interests	(736)	(32,479)	(1,286)	(38,208)

Amounts payable to the trustee related to loan principal and interest collected on behalf of the securitization trusts of $25.1 million at March 31, 2010 and $24.1 million at September 30, 2009 were included in other banking/finance liabilities in the condensed consolidated balance sheets.

The Company provides guarantees to cover shortfalls for the securitization trusts in amounts due to the holders of the asset-backed securities if the shortfall exceeds cash on deposit. At March 31, 2010 and September 30, 2009, the maximum potential amounts of future payments related to these guarantees were $6.2 million and $7.4 million. The fair value of the guarantees was recognized as banking/finance liabilities in the condensed consolidated balance sheets and was not significant.

During the three and six months ended March 31, 2010 and 2009, the Company did not provide any financial or other support to the securitization trusts or the holders of the asset-backed securities, other than as described above.

The original amount of loans serviced for the securitization trusts that were still in existence at March 31, 2010 and September 30, 2009 totaled $1.8 billion. At March 31, 2010 and September 30, 2009, the securitization trusts had 37,686 and 44,221 loans outstanding, and their weighted-average annualized interest rate was 10.5% as of the end of each period. Net charge-offs on the securitized loans held by the securitization trusts and the loans that were managed together with them were $6.9 million and $15.9 million for the three and six months ended March 31, 2010, and $13.7 million and $26.4 million for the three and six months ended March 31, 2009.

The following table shows further details of the loans serviced by the Company that were held by the securitization trusts and the loans that were managed together with them:

(dollar amounts in thousands)	March 31, 2010	September 30, 2009
Principal amount of loans
Securitized loans	$427,722	$551,369
Loans held for sale	11,319	16,274
Loans receivable	77,133	85,520

Total	$516,174	$653,163

Principal amount of loans 30 days or more past due[1]	$16,232	$29,238

Credit quality as a percentage of aggregate outstanding principal balance
Prime	46.9%	47.4%
Non-prime	49.0%	49.4%
Sub-prime	4.1%	3.2%

[1]	The majority of the balances were related to securitized loans.

Note 9 - Goodwill and Other Intangible Assets

Goodwill and other intangible assets have been assigned to one reporting unit, the investment management and related services segment. The changes in the carrying values of goodwill and gross intangible assets were as follows:

(in thousands)	Goodwill	Amortized Intangible Assets	Non-amortized Intangible Assets
Balance at October 1, 2009	$1,436,626	$200,952	$507,737
Foreign currency movements	8,513	395	4,677

Balance at March 31, 2010	$1,445,139	$201,347	$512,414

Certain of the goodwill and intangible assets are denominated in currencies other than the U.S. dollar; therefore, their gross and net carrying values are subject to foreign currency movements.

Intangible assets were as follows:

(in thousands) as of March 31, 2010	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized intangible assets
Customer base	$166,310	$(113,729)	$52,581
Other	35,037	(32,470)	2,567

	201,347	(146,199)	55,148
Non-amortized intangible assets
Management contracts	512,414	0	512,414

Total	$713,761	$(146,199)	$567,562

(in thousands) as of September 30, 2009	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized intangible assets
Customer base	$165,915	$(109,059)	$56,856
Other	35,037	(31,656)	3,381

	200,952	(140,715)	60,237
Non-amortized intangible assets
Management contracts	507,737	0	507,737

Total	$708,689	$(140,715)	$567,974

The Company completed its most recent annual impairment tests of goodwill and indefinite-lived intangible assets during the quarter ended September 30, 2009, and determined that there was no impairment in the value of these assets as of August 1, 2009. Additionally, no impairment loss in the value of goodwill and indefinite-lived intangible assets was recognized during the six months ended March 31, 2010 and 2009. No impairment loss in the value of intangible assets subject to amortization was recognized during the six months ended March 31, 2010 and 2009 as the estimates of the undiscounted expected cash flows from these assets or their fair values exceeded the asset carrying values.

Amortization expense related to definite-lived intangible assets was $2.6 million for the three months ended March 31, 2010 and 2009, and $5.2 million for the six months ended March 31, 2010 and 2009. The estimated remaining amortization expense related to definite-lived intangible assets as of March 31, 2010 was as follows:

(in thousands)

For the fiscal years ending September 30,	Amount
2010 (remaining six months)	$5,219
2011	10,412
2012	8,930
2013	8,807
2014	8,807
Thereafter	12,973

Total	$55,148

Note 10 - Debt

Outstanding debt consisted of the following:

(in thousands)	March 31, 2010	September 30, 2009
Current
Commercial paper	$285,970	$64,156
Banking/Finance
Federal Home Loan Bank advances	66,000	57,000

Total Debt	$351,970	$121,156

At March 31, 2010, current debt consisted of commercial paper with a total face value of $286.0 million that was issued at a weighted-average annualized interest rate of 0.23% and matures during the quarter ending June 30, 2010.

The banking/finance segment secures advances from the FHLB to fund its retail banking and consumer lending services. At March 31, 2010, the Company had $66.0 million of FHLB advances outstanding, of which approximately $15.0 million matured in April 2010 and the remaining $51.0 million will mature between June 2011 and January 2039. These advances had a weighted-average interest rate of 2.93% at March 31, 2010 and are subject to collateralization requirements.

At March 31, 2010, the Company had $420.0 million in short-term revolving credit available under a five-year credit facility with certain banks and financial institutions expiring on June 9, 2010, $214.0 million of short-term commercial paper available for issuance under an uncommitted $500.0 million private placement program, and $14.8 million available in uncommitted short-term bank lines of credit. The revolving credit facility is available for general corporate purposes, including the support of the Company’s commercial paper program. It is subject to various financial covenants, including, but not limited to, minimum requirements related to the Company’s interest coverage ratio and maintenance of working capital, as well as limitations on its capitalization ratio, indebtedness, investments and liens. Interest rates on loans under the revolving credit facility are determined at the time of issuance, and depend on the type of loan issued and the Company’s ratings at the time. As of March 31, 2010, there were no amounts outstanding under the revolving credit facility and the Company was in compliance with the financial covenants related to this facility. The Company currently intends to replace the revolving credit facility in the third quarter.

In addition, at March 31, 2010, the banking/finance segment had $295.0 million available in uncommitted short-term bank lines of credit under the Federal Reserve system, $227.9 million available in secured Federal Reserve Bank short-term discount window and $52.6 million available in secured FHLB short-term borrowing capacity (see Note 6 – Investments). At March 31, 2010 and September 30, 2009, loans receivable with aggregate carrying values of $42.5 million and $30.6 million were pledged as collateral for the ability to obtain FHLB advances.

Note 11 - Commitments and Contingencies

Guarantees

The Company is obligated to cover shortfalls for the automobile loan securitization trusts in amounts due to the holders of the asset-backed securities up to certain levels (see Note 8 – Securitization of Loans Held for Sale).

At March 31, 2010, the banking/finance segment had issued financial standby letters of credit totaling $6.3 million which beneficiaries would be able to draw upon in the event of non-performance by its customers, primarily in relation to lease and lien obligations of these banking customers. These standby letters of credit were secured by marketable securities with a fair value of $10.0 million as of March 31, 2010.

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

On February 25, 2005, the Company-related parties filed motions to dismiss the consolidated amended class action and Fund derivative action complaints. On June 26, 2008, the court issued its order granting in part and denying in part the Company’s motion to dismiss the consolidated amended class action complaint. In its order, the court dismissed certain claims, while allowing others under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and under Sections 36(b) and 48(a) of the Investment Company Act of 1940 to remain, and dismissed all class action claims against the named Funds. Pursuant to stipulation, the court also dismissed all claims against certain individual defendants, including the independent trustees to the named Funds, and a former Franklin executive. On September 4, 2009, the court entered as its order the parties’ stipulation to dismiss without prejudice the remaining Fund trustee defendants named in the consolidated amended class action complaint. On January 12, 2010, lead plaintiff in the consolidated class action filed a second consolidated amended class action complaint. Defendants filed a motion for partial summary judgment in the consolidated class action on March 24, 2010. The Company’s motion to dismiss the consolidated fund derivative action remains under submission with the court. In addition, pursuant to stipulation, the derivative action brought on behalf of Franklin has been stayed since 2004.

In Canada, Franklin Templeton Investments Corp. (“FTIC”), a Franklin subsidiary and the manager of Franklin Templeton Investments’ Canadian mutual funds, is named (along with several other non-Franklin affiliated manager defendants) in two market timing lawsuits that are styled as class actions (Huneault v. AGF Funds, Inc., et al., Case No. 500-06-00256-046, filed in the Superior Court for the Province of Quebec, District of Montreal on October 25, 2004, and Fischer v. IG Investment Management Ltd., et al., Case No. 06-CV-307599CP, filed in the Ontario Superior Court of Justice on March 9, 2006). The lawsuits seek, among other forms of relief, one or more of the following: unspecified monetary damages, punitive damages, an order barring any increase in management fees for a period of two years following judgment, and attorneys’ fees and costs. Oral argument on petitioners’ motion for authorization to institute a class action in the Huneault lawsuit concluded on May 5, 2009, and the matter is now under submission with the court. Oral argument on plaintiffs’ motion for class certification in the Fischer lawsuit concluded in early December 2009, and the court denied plaintiffs’ motion on January 12, 2010. Plaintiffs are appealing that ruling.

In addition, Franklin/Templeton Distributors, Inc. (one of Franklin’s subsidiaries and the principal underwriter to the Funds), as well as the individual trustees to the Franklin Custodian Funds (the “Trust”), have been named in a lawsuit brought derivatively on behalf of the Trust, concerning payment of asset-based compensation between July 22, 2005 and the present to broker-dealers that hold Fund shares in brokerage accounts and that are not registered as investment advisers. The lawsuit is captioned Smith v. Franklin/Templeton Distributors, Inc., et al., Case No. CV 09-4775, and was filed in the U.S. District Court for the Northern District of California on October 6, 2009. Specifically, plaintiff is attempting to allege claims under Section 47(b) of the Investment Company Act of 1940, and for breach of fiduciary duty, breach of contract, and waste of Trust assets, and is seeking unspecified monetary damages, declaratory and injunctive relief enjoining further asset-based compensation to such broker-dealers, and attorneys’ fees and costs. Defendants filed a motion to dismiss the complaint on January 22, 2010. The court heard oral argument on defendants’ motion on April 14, 2010, and the matter is under submission.

Management strongly believes that the claims made in each of the lawsuits identified above are without merit and intends to defend against them vigorously. The Company cannot predict with certainty, however, the eventual outcome of those lawsuits, nor whether they will have a material negative impact on the Company.

The Company is from time to time involved in litigation relating to claims arising in the normal course of business. Management is of the opinion that the ultimate resolution of such claims will not materially affect the Company’s business, financial position or results of operations. In management’s opinion, an adequate accrual has been made as of March 31, 2010, to provide for any probable losses that may arise from these matters for which the Company could reasonably estimate an amount.

Variable Interest Entities

The Company’s variable interest entities (“VIEs”) primarily include certain sponsored investment products and certain other investment products (collectively, “investment products”). The Company’s variable interests generally include its equity ownership interest in the investment products and its investment management and related services fees earned from sponsored investment products. Based on its evaluations, the Company believes it was not the primary beneficiary of its VIEs and, as a result, did not consolidate these entities as of and for the periods ended March 31, 2010 and 2009.

Total assets under management of investment products in which the Company held a variable interest, but was not the primary beneficiary, were approximately $40.8 billion at March 31, 2010 and $35.8 billion at September 30, 2009. The carrying values of the Company’s equity ownership interest in and investment management and related service fees receivable from these investment products as recorded in the Company’s consolidated balance sheets at March 31, 2010 and September 30, 2009 are set forth below. These amounts represent the Company’s maximum exposure to loss and do not reflect an estimate of the actual losses.

(in thousands)	March 31, 2010	September 30, 2009
Current Assets
Receivables	$53,754	$50,088
Investment securities, available-for-sale	103,339	112,853

Total Current	157,093	162,941

Non-Current Assets
Investment securities, available-for-sale	25,535	20,208
Investments in equity method investees and other	476,097	305,024

Total Non-Current	501,632	325,232

Total	$658,725	$488,173

While the Company has no contractual obligation to do so, it routinely makes cash investments in the course of launching sponsored investment products. The Company also may voluntarily elect to provide its sponsored investment products with additional direct or indirect financial support based on its business objectives.

The Company’s other VIEs include limited liability partnerships, limited liability companies, and joint ventures. The Company’s variable interest generally comprises its equity ownership interest. These investments are recognized as investments in equity method investees because the Company is not the primary beneficiary. The investment carrying values in the Company’s consolidated balance sheets related to these VIEs were $4.1 million at March 31, 2010 and $14.9 million at September 30, 2009. These amounts represent the Company’s maximum exposure to loss. The Company did not provide financial or other support to its other VIEs during the six months ended March 31, 2010.

The joint venture VIEs previously included Lightning Finance Company Limited (“LFL”) and Lightning Asset Finance Limited (“LAFL”), in which the Company held 49% ownership interests at September 30, 2009. The Company liquidated its ownership interests in LFL and LAFL during the three months ended December 31, 2009.

Other Commitments and Contingencies

At March 31, 2010, the banking/finance segment had commitments to extend credit in an aggregate amount of $161.0 million, primarily under credit card lines.

The Company in its role as agent or trustee facilitates the settlement of investor share purchase, redemption, and other transactions with affiliated mutual funds. The Company is appointed by the affiliated mutual funds as agent or trustee to manage, on behalf of the affiliated mutual funds, bank deposit accounts that contain only (i) cash remitted by investors to the affiliated mutual funds for the direct purchase of fund shares, or (ii) cash remitted by the affiliated mutual funds for direct delivery to the investors for either the proceeds of fund shares liquidated at the investors’ direction, or dividends and capital gains earned on fund shares. As of March 31, 2010 and September 30, 2009, the Company held cash of approximately $266.2 million and $214.5 million off-balance sheet in agency or trust for investors and the affiliated mutual funds.

At March 31, 2010, there were no changes in other commitments and contingencies that would have a material effect on commitments and contingencies reported in the Company’s Form 10-K for fiscal year 2009.

Note 12 - Stock-Based Compensation

The Company’s stock-based compensation plans include the Amended and Restated Annual Incentive Plan (the “AIP”) and the 2002 Universal Stock Incentive Plan, as amended and restated (the “USIP”). Under the terms of the AIP, eligible employees may receive cash, equity awards, and/or cash-settled equity awards generally based on the performance of the Company, its funds and the individual employee. The USIP provides for the issuance of up to 30.0 million shares of the Company’s common stock for various stock-related awards to officers, directors and employees. At March 31, 2010, approximately 3.5 million shares were available for grant under the USIP. In addition to stock and stock unit awards, the Company may award options and other forms of stock-based compensation to officers, directors and employees under the USIP. The Compensation Committee of the Board of Directors determines the terms and conditions of awards under the AIP and USIP.

Stock Options

The following table summarizes stock option activity:

(in thousands, except weighted-average exercise price)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2009	2,737	$37.86
Exercised	(339)	37.91

Outstanding and Exercisable at March 31, 2010	2,398	$37.85	2.3	$175,142

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

Cash received from stock option exercises for the three and six months ended March 31, 2010 was $4.6 million and $12.9 million, and $6.8 million and $9.9 million for the three and six months ended March 31, 2009. Income tax benefits from stock option exercises were $0.4 million and $9.1 million for the three and six months ended March 31, 2010, and $0.3 million and $3.7 million for the three and six months ended March 31, 2009.

Stock and Stock Unit Awards

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

Total unrecognized compensation cost related to nonvested stock and stock unit awards, net of estimated forfeitures, was $108.9 million at March 31, 2010. This cost is expected to be recognized over a remaining weighted-average vesting period of 1.7 years.

The following table summarizes nonvested stock and stock unit award activity:

(shares in thousands)	Shares	Weighted- Average Grant- Date Fair Value per Share
Nonvested balance at September 30, 2009	954	$85.21
Granted	809	107.16
Vested	(1)	108.94
Forfeited/cancelled	(71)	95.86

Nonvested Balance at March 31, 2010	1,691	$95.25

The stock awards generally entitle holders to the right to sell the underlying shares of the Company’s common stock once the awards vest. Stock unit awards generally entitle holders to receive the underlying shares of common stock once the awards vest.

Certain performance-based long-term stock and stock unit awards have been granted to the Company’s executive officers and other employees. These awards generally vest over a three-year period based on the achievement of predetermined Company financial performance goals. In the event a performance measure is not achieved at or above a specified threshold level, the portion of the award tied to such performance measure will be forfeited. At March 31, 2010, the balance of nonvested awards was 401.9 thousand and had a weighted-average grant-date fair value of $107.62 per share.

Employee Stock Investment Plan

The amended and restated Franklin Resources, Inc. 1998 Employee Stock Investment Plan (the “ESIP”) allows eligible participants to buy shares of the Company’s common stock at a discount of its market value on defined dates. The Compensation Committee of the Board of Directors determines the terms and conditions of awards under the ESIP. A total of 179.0 thousand shares were issued under the ESIP during the three and six months ended March 31, 2010. At March 31, 2010, approximately 2.9 million shares were reserved for future issuance under this plan.

All Stock-Based Plan Arrangements

Total stock-based compensation costs of $20.8 million and $40.4 million were recognized in the condensed consolidated statements of income for the three and six months ended March 31, 2010, and $21.1 million and $39.8 million for the three and six months ended March 31, 2009. The income tax benefits realized from all stock-based arrangements totaled $0.5 million and $9.8 million for the three and six months ended March 31, 2010, and $0.4 million and $2.7 million for three and six months ended March 31, 2009.

The Company generally does not repurchase shares upon share option exercise or vesting of stock and stock unit awards. However, in order to pay taxes due in connection with the vesting of employee and executive officer stock and stock unit awards under the USIP, shares are repurchased using a net stock issuance method.

Note 13 - Common Stock Repurchases

During the three and six months ended March 31, 2010, the Company repurchased 1.1 million and 2.7 million shares of its common stock at a cost of $117.5 million and $291.5 million. The common stock repurchases made as of March 31, 2010 reduced capital in excess of par value to nil and the excess amount was recognized as a reduction to retained earnings. At March 31, 2010, approximately 6.9 million shares of common stock remained available for repurchase under the stock repurchase program. During the three and six months ended March 31, 2009, the Company repurchased 1.4 million and 2.1 million shares of its common stock at a cost of $68.3 million and $109.0 million. The stock repurchase program is not subject to an expiration date.

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

(in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Operating Revenues
Investment management and related services	$1,406,851	$927,920	$2,773,615	$1,903,879
Banking/finance	6,262	(15,648)	16,909	(22,277)

Total	$1,413,113	$912,272	$2,790,524	$1,881,602

Income (Loss) Before Taxes
Investment management and related services	$501,205	$223,435	$1,009,605	$432,295
Banking/finance	7,151	(47,204)	13,036	(81,364)

Total	$508,356	$176,231	$1,022,641	$350,931

Operating revenues of the banking/finance operating segment included above were as follows:

(in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Interest and fees on loans	$4,689	$4,345	$9,270	$10,398
Interest and dividends on investment securities	3,644	3,469	7,285	10,445

Total interest income	8,333	7,814	16,555	20,843

Interest on deposits	(1,281)	(1,567)	(2,581)	(3,325)
Interest on short-term debt	(5)	(100)	(11)	(871)
Interest on long-term debt	(477)	(419)	(929)	(829)

Total interest expense	(1,763)	(2,086)	(3,521)	(5,025)

Net interest income	6,570	5,728	13,034	15,818
Unrealized losses on trading investments, net	(604)	(25,962)	(399)	(43,665)
Other income	1,703	5,681	6,734	10,767
Provision for loan losses	(1,407)	(1,095)	(2,460)	(5,197)

Total	$6,262	$(15,648)	$16,909	$(22,277)

Operating segment assets were as follows:

(in thousands)	March 31, 2010	September 30, 2009
Investment management and related services	$8,456,687	$8,429,298
Banking/finance	1,063,895	1,039,165

Total	$9,520,582	$9,468,463

The investment management and related services segment incurs substantially all of the Company’s depreciation and amortization costs and expenditures on long-lived assets.

Note 15 - Other Income (Expenses)

Other income (expenses) consisted of the following:

(in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Consolidated Sponsored Investment Products Gains (Losses), Net
Realized gains (losses), net	$7,133	$(9,139)	$12,188	$(36,062)
Unrealized (losses) gains, net	(1,464)	(1,967)	8,553	(22,486)

Total	5,669	(11,106)	20,741	(58,548)

Investment and Other Income (Losses), Net
Dividend income	9,510	8,504	20,058	20,942
Interest income	3,446	8,468	7,027	20,071
Capital gain distributions	26	51	888	14,273
Other-than-temporary impairment of investment securities, available-for-sale	(2)	(23,803)	(1,463)	(57,652)
Realized gains on sale of investment securities, available-for-sale	103	118	2,225	1,950
Realized losses on sale of investment securities, available-for-sale	(1)	(359)	(479)	(14,473)
Gains (losses) on trading investment securities, net	10,008	(21,235)	22,397	(47,791)
Income (losses) from investments in equity method investees	13,140	(11,015)	17,290	(36,475)
Foreign currency exchange gains, net	5,991	3,751	4,569	16,296
Other, net	267	1,627	2,954	3,944

Total	42,488	(33,893)	75,466	(78,915)
Interest Expense	(936)	(2,092)	(1,678)	(3,292)

Other Income (Expenses), Net	$47,221	$(47,091)	$94,529	$(140,755)

Substantially all of the Company’s dividend income, capital gain distributions, and realized gains and losses on sale of investment securities, available-for-sale were generated by investments in its sponsored investment products. Interest income was primarily generated by investments in debt securities of the U.S. Treasury and federal agencies and cash equivalents. Proceeds from the sale of investment securities, available-for-sale were $29.2 million and $134.8 million for the three and six months ended March 31, 2010, and $257.7 million and $338.0 million for the three and six months ended March 31, 2009.

The Company recognized net gains (losses) on trading investment securities, including securities held by consolidated sponsored investment products, that were still held at March 31, 2010 and 2009 in the amounts of $6.7 million and $15.7 million during the three and six months ended March 31, 2010, and $(23.6) million and $(63.2) million during the three and six months ended March 31, 2009.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain a minimum Tier 1 capital and Tier 1 leverage ratio (as defined in the regulations), as well as minimum Tier 1 and Total risk-based capital ratios (as defined in the regulations). Based on the Company’s calculations as of March 31, 2010 and September 30, 2009, it exceeded the applicable capital adequacy requirements as listed below.

(dollar amounts in thousands)	March 31, 2010	September 30, 2009	Capital Adequacy Minimum
Tier 1 capital	$5,165,812	$5,495,995	N/A
Total risk-based capital	5,172,512	5,503,022	N/A
Tier 1 leverage ratio	71%	75%	4%
Tier 1 risk-based capital ratio	98%	97%	4%
Total risk-based capital ratio	98%	97%	8%

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

Our secondary business is banking/finance. Our banking/finance group offers retail banking and consumer lending services and private banking services to high net-worth clients. Our consumer lending and retail banking activities include automobile lending services related to the purchase, securitization, and servicing of retail installment sales contracts originated by independent automobile dealerships, consumer credit and debit cards, real estate equity lines, home equity/mortgage lending, and other consumer lending.

During the first half of fiscal year 2010 optimism grew as the global economy was emerging from recession and moving into recovery. Market conditions continued to improve during the three and six months ended March 31, 2010, as evidenced by 3% and 8% increases in the MSCI World index and 5% and 12% increases in the S&P 500 index. Our assets under management and fee revenues also improved during these periods consistent with the positive market performance.

Our total assets under management at March 31, 2010 were $586.8 billion, 6% higher than they were at December 31, 2009 and 50% higher than they were at March 31, 2009. Simple monthly average assets under management for the three and six months ended March 31, 2010 increased 42% and 31% from the same periods in the prior fiscal year. Positive net new flows of $17.4 billion and $31.7 billion, and market appreciation of $16.5 billion and $33.1 billion during the three and six months ended March 31, 2010 accounted for the increases in total assets under management for each period. Long-term sales activity for the quarter increased 134% from the same period in the prior year, mainly due to increases in sales of our global/international taxable fixed-income and global/international equity products.

Uncertainties regarding the economic recovery remain in the foreseeable future. As we confront the challenges of this economic environment, we continue to focus on the investment performance of our sponsored investment products and on providing high quality customer service to our clients. While we are focused on expense management, we will also seek to attract, retain and develop employees and invest strategically in systems and technology that will provide a secure and stable environment. We will continue to protect and further our brand recognition while developing and maintaining broker/dealer and client relationships. The success of these and other strategies may be influenced by the factors discussed in the “Risk Factors” section set forth below.

RESULTS OF OPERATIONS

(dollar amounts in millions, except per share data)	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2010	2009		2010	2009
Operating Income	$461.1	$223.3	106%	$928.1	$491.7	89%
Net Income attributable to Franklin Resources, Inc.	356.7	110.8	222%	712.3	231.7	207%
Earnings per Share
Basic	$1.56	$0.48	225%	$3.11	$0.99	214%
Diluted	1.55	0.47	230%	3.10	0.99	213%
Operating Margin [1]	33%	24%		33%	26%

[1]	Defined as operating income divided by total operating revenues.

Operating income increased for the three and six months ended March 31, 2010 as compared to the same periods in the prior fiscal year. The increases were primarily due to 51% and 42% increases in investment management revenue, which resulted from 42% and 31% increases in simple monthly average assets under management and higher effective management fee rates during the current year periods.

Net income attributable to Franklin Resources, Inc. increased for the three and six months ended March 31, 2010 primarily due to $237.8 million and $436.4 million increases in operating income and $94.3 million and $235.3 million increases in other income (expenses), net. Other income (expenses), net increased primarily due to higher investment valuations during both periods resulting from improved market conditions.

Diluted earnings per share increased in both periods consistent with the increases in net income as well as 2% decreases in diluted average common shares outstanding resulting primarily from the repurchase of shares of our common stock.

ASSETS UNDER MANAGEMENT

Assets under management by investment objective were as follows:

(dollar amounts in billions)	March 31, 2010	March 31, 2009	Percent Change
Equity
Global/international	$193.2	$124.7	55%
Domestic (U.S.)	69.8	48.5	44%

Total equity	263.0	173.2	52%

Hybrid	107.3	75.0	43%
Fixed-Income
Tax-free	71.8	59.3	21%
Taxable
Global/international	97.0	43.0	126%
Domestic (U.S.)	41.9	32.5	29%

Total fixed-income	210.7	134.8	56%
Cash Management[1]	5.8	8.1	(28)%

Total	$586.8	$391.1	50%

Simple Monthly Average for the Three-Month Period[2]	$561.2	$396.6	42%

Simple Monthly Average for the Six-Month Period[2]	$547.3	$417.9	31%

[1]	Includes both U.S.-registered money market funds and non-U.S. registered funds with similar investment objectives.
[2]	Investment management fees from approximately 55% of our assets under management at March 31, 2010 were calculated using daily average assets under management.

Assets under management at March 31, 2010 were 50% higher than they were at March 31, 2009, primarily due to market appreciation of $148.5 billion and positive net new flows of $49.9 billion during the twelve-month period. The increases occurred in both equity and fixed-income products as improved market conditions led to significant valuation increases, higher sales and lower redemptions. Simple monthly average assets under management, which are generally more indicative of trends in revenue for providing investment management and fund administration services than the year over year change in ending assets under management, increased 42% and 31% during the three and six months ended March 31, 2010, as compared to the same periods in the prior fiscal year.

The simple monthly average mix of assets under management is shown below. The change in mix for the six months ended March 31, 2010 as compared to the same period in the prior fiscal year reflects an investor shift to lower risk investments during the prior twelve months.

	Six Months Ended March 31,
	2010	2009
Equity	46%	47%
Hybrid	19%	19%
Fixed-income	34%	32%
Cash management	1%	2%

Total	100%	100%

Assets under management by sales region were as follows:

(dollar amounts in billions)	March 31, 2010	Percent of Total	March 31, 2009	Percent of Total
United States[1]	$425.2	72%	$297.5	76%
Europe[2]	69.5	12%	37.2	9%
Asia-Pacific[3]	58.9	10%	34.2	9%
Canada	33.2	6%	22.2	6%

Total	$586.8	100%	$391.1	100%

[1]	Approximately 67% and 70% of our operating revenues originated from U.S. operations in the six months ended March 31, 2010 and 2009.
[2]	Europe sales region includes Middle East and Africa.
[3]	Asia-Pacific sales region includes Latin America and Australia.

Due to the global nature of our business operations, investment management and related services may be performed in locations unrelated to the sales region.

Components of the change in our assets under management were as follows:

(dollar amounts in billions)	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2010	2009		2010	2009
Beginning assets under management	$553.5	$416.2	33%	$523.4	$507.3	3%
Long-term sales	46.4	19.8	134%	88.6	47.6	86%
Long-term redemptions	(29.3)	(24.8)	18%	(57.5)	(69.9)	(18)%
Net cash management	0.3	(0.5)	NM	0.6	(1.4)	NM

Net new flows	17.4	(5.5)	NM	31.7	(23.7)	NM
Reinvested distributions	2.1	1.9	11%	5.8	9.0	(36)%

Net flows	19.5	(3.6)	NM	37.5	(14.7)	NM
Distributions	(2.7)	(2.5)	8%	(7.2)	(11.5)	(37)%
Appreciation (depreciation) and other	16.5	(19.0)	NM	33.1	(90.0)	NM

Ending Assets Under Management	$586.8	$391.1	50%	$586.8	$391.1	50%

Assets under management increased during the three and six months ended March 31, 2010, resulting from $17.4 billion and $31.7 billion of positive net new flows, primarily in our fixed-income products, and $16.5 billion and $33.1 billion of appreciation, primarily in our equity products.

Investment Management Fee Rate

Our effective investment management fee rate (investment management fees divided by simple monthly average assets under management) increased to 0.600% for the six months ended March 31, 2010 from 0.552% for the same period in the prior fiscal year. The increase was primarily due to a higher level of global/international assets under management, partially offset by an overall shift in the mix of assets under management from equity products towards fixed-income products. Generally, investment management fees earned on global/international products are higher than fees earned on domestic (U.S.) products, and fees earned on equity products are higher than fees earned on fixed-income products.

OPERATING REVENUES

The table below presents the percentage change in each revenue category.

(dollar amounts in millions)	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2010	2009		2010	2009
Investment management fees	$836.1	$552.9	51%	$1,642.8	$1,153.2	42%
Underwriting and distribution fees	496.8	304.7	63%	984.8	609.6	62%
Shareholder servicing fees	71.4	66.5	7%	140.9	132.9	6%
Consolidated sponsored investment products income, net	0.5	1.8	(72)%	1.0	3.6	(72)%
Other, net	8.3	(13.6)	NM	21.0	(17.7)	NM

Total Operating Revenues	$1,413.1	$912.3	55%	$2,790.5	$1,881.6	48%

Investment Management Fees

Investment management fees are generally calculated under contractual arrangements with our sponsored investment products and sub-advised accounts as a percentage of the market value of assets under management. Annual rates vary by investment objective and type of services provided.

Investment management fees increased for the three and six months ended March 31, 2010 primarily due to 42% and 31% increases in simple monthly average assets under management. The increases were also impacted by higher effective management fee rates during both periods, which mainly resulted from higher levels of global/international products.

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

Overall, underwriting and distribution fees increased for the three and six months ended March 31, 2010. Underwriting fees increased 93% and 109% primarily due to 119% and 132% increases in gross commissionable sales, partially offset by a shift in sales from equity products to fixed-income products, which typically generate lower underwriting fees. Distribution fees increased 50% and 43% primarily due to 42% and 31% increases in simple monthly average assets under management, combined with a shift in the mix of assets under management from institutional to retail products, which typically generate higher distribution fees.

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

Shareholder servicing fees increased for the three and six months ended March 31, 2010 primarily due to favorable currency impacts and 5% increases in simple monthly average billable shareholder accounts during both periods. The favorable currency impacts mainly resulted from 19% and 17% increases in the value of the Canadian dollar against the U.S. dollar during the three and six month periods. The account increases were predominantly related to shareholder accounts originated in the United States.

Consolidated Sponsored Investment Products Income, Net

Consolidated sponsored investment products income, net reflects the net investment income, including dividend and interest income, of sponsored investment products that we consolidate in our financial statements.

Consolidated sponsored investment products income, net decreased for the three and six months ended March 31, 2010, reflecting investment performance and net asset balances of the specific sponsored investment products that we consolidated during each period and the deconsolidation of certain sponsored investment products during each period.

Other, Net

Other, net revenue primarily consists of revenues from the banking/finance segment as well as income from custody services. Banking/finance revenues include interest income on loans, servicing income, and realized and unrealized gains (losses) on residual interests from securitization transactions, and are reduced by interest expense and the provision for loan losses.

Other, net revenue increased for the three and six months ended March 31, 2010 primarily due to $26.0 million and $43.7 million losses recognized in the three and six months ended March 31, 2009 due to declines in the fair value of retained interests from securitization transactions, partially offset by $2.9 million and $4.1 million decreases in servicing fees from automobile loans.

OPERATING EXPENSES

The table below presents the percentage change in each expense category.

(dollar amounts in millions)	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2010	2009		2010	2009
Underwriting and distribution	$487.0	$293.5	66%	$954.1	$583.1	64%
Compensation and benefits	271.1	236.7	15%	525.4	480.8	9%
Information systems, technology and occupancy	69.6	65.4	6%	138.2	134.0	3%
Advertising and promotion	38.1	26.7	43%	72.9	50.9	43%
Amortization of deferred sales commissions	46.3	33.8	37%	92.8	70.4	32%
Other	39.9	32.9	21%	79.0	70.7	12%

Total Operating Expenses	$952.0	$689.0	38%	$1,862.4	$1,389.9	34%

Underwriting and Distribution

Underwriting and distribution expenses include payments to financial advisers and other third parties for providing sales, marketing and distribution services to investors in our sponsored investment products. The increases in underwriting and distribution expenses for the three and six months ended March 31, 2010 were consistent with the 63% and 62% increases in underwriting and distribution revenues during the same periods.

Compensation and Benefits

Compensation and benefit expenses increased for the three and six months ended March 31, 2010 primarily due to increases in variable compensation and commissions, partially offset by decreases related to severance costs incurred in the prior year. Variable compensation increases of $51.1 million and $76.8 million were mainly due to higher bonus expense under the Amended and Restated Annual Incentive Compensation Plan (“AIP”), pursuant to which bonus awards are made based on our performance. Commissions increased $5.7 million and $11.8 million, reflecting higher levels of sponsored investment product sales.

Severance costs of $25.5 million and $36.7 million recognized in the three and six months ended March 31, 2009 related to reductions in our global workforce of approximately 10% announced during the first half of fiscal year 2009. Lower salaries, wages and benefits resulting from reduced staffing levels during the current fiscal year were nearly offset by unfavorable currency impacts, annual merit salary adjustments effective December 1, 2009, and higher payroll taxes. As of March 31, 2010, we had approximately 7,800 employees, a decrease from approximately 8,200 employees at March 31, 2009.

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

Information Systems, Technology and Occupancy

Information systems, technology and occupancy costs increased for the three and six months ended March 31, 2010 primarily due to higher occupancy costs and external data services costs. The increase for the six month period was partially offset by lower technology consulting, technology supplies and telephone and data line expenses.

Details of capitalized information systems and technology costs, which exclude occupancy costs, are shown below.

(in millions)	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Net carrying value at beginning of period	$60.8	$73.9	$65.2	$66.5
Additions during period, net of disposals	4.6	2.1	8.4	17.4
Amortization during period	(8.5)	(8.1)	(16.7)	(16.0)

Net Carrying Value at End of Period	$56.9	$67.9	$56.9	$67.9

Advertising and Promotion

Advertising and promotion expenses increased for the three and six months ended March 31, 2010 primarily due to $8.3 million and $20.1 million increases in marketing support payments to intermediaries resulting from higher product sales and assets under management.

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

Amortization of deferred sales commissions increased for the three and six months ended March 31, 2010 mainly due to higher product sales with up-front commissions in fiscal year 2010, primarily related to U. S. funds. Accelerated amortization of the DCA repurchased from LAFL also contributed to the increase for the six month period.

Other Operating Expenses

Other operating expenses primarily consist of professional fees, fund administration services and shareholder servicing fees payable to external parties, corporate travel and entertainment, and other miscellaneous expenses.

Other operating expenses increased for the three and six months ended March 31, 2010 primarily due to $4.0 million and $6.1 million increases in fund administration services and shareholder servicing fees payable to external parties, which resulted from higher average assets under management.

Other Income (Expenses)

(in millions)	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Consolidated sponsored investment products gains (losses), net	$5.7	$(11.1)	$20.7	$(58.6)
Investment and other income (losses), net	42.5	(33.9)	75.5	(78.9)
Interest expense	(1.0)	(2.1)	(1.7)	(3.3)

Other income (expenses), net	$47.2	$(47.1)	$94.5	$(140.8)

Other income (expenses) includes net realized and unrealized investment gains (losses) on consolidated sponsored investment products, investment and other income (losses), net and interest expense from our investment management and related services business. Investment and other income (losses), net is comprised primarily of income related to our investments, including interest and dividend income, realized gains and losses on sale of and other-than-temporary impairments of available-for-sale investment securities, gains (losses) from trading investments, income (losses) from equity method investees, and foreign currency exchange gains and losses.

Other income (expenses) increased significantly for the three and six months ended March 31, 2010 primarily due to higher investment valuations resulting from improved market conditions, which resulted in net gains during the current fiscal year as compared to net losses in the prior fiscal year. Net gains from securities held by our consolidated sponsored investment products increased $16.8 million and $79.3 million, net gains on trading investments increased $31.2 million and $70.2 million and net income from equity method investees increased $24.2 million and $53.8 million. Also contributing to the increases were $23.8 million and $56.2 million reductions in other-than-temporary impairments on available-for-sale investment securities during the three and six month periods.

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

Our effective income tax rates were 29.50% and 29.99% for the three and six months ended March 31, 2010, as compared to 38.11% and 37.59% for the same periods in the prior fiscal year. The decreases were primarily due to an overall increase of forecasted foreign earnings and a decrease in foreign income currently taxable in U.S., net of foreign tax credits.

The effective income tax rate for future reporting periods will continue to reflect the relative contributions of non-U.S. earnings that are subject to reduced tax rates and that are not currently included in U.S. taxable income.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes certain key financial data relating to our liquidity, capital resources and uses of capital.

(in millions)	March 31, 2010	September 30, 2009
Balance Sheet Data
Assets
Liquid assets	$5,663.0	$5,832.6
Cash and cash equivalents	3,023.6	3,104.5
Liabilities
Debt
Commercial paper	$286.0	$64.2
Federal Home Loan Bank advances	66.0	57.0

Total debt	$352.0	$121.2

	Six Months Ended March 31,
(in millions)	2010	2009
Cash Flow Data
Operating cash flows	$696.4	$246.6
Investing cash flows	(31.0)	(182.0)
Financing cash flows	(734.0)	(92.0)

Liquidity

Liquid assets consist of cash and cash equivalents, current receivables, and current and certain other investments (trading, available-for-sale and other). Cash and cash equivalents include cash on hand, non-interest-bearing and interest-bearing deposits with financial institutions, federal funds sold, time deposits, U.S. government-sponsored enterprise obligations, securities of the U.S. Treasury and federal agencies, debt instruments with original maturities of three months or less at the purchase date and other highly liquid investments, including money market funds, which are readily convertible into cash. Cash and cash equivalents at March 31, 2010 decreased primarily due to net cash used in financing activities, partially offset by net cash provided by operating activities. At March 31, 2010, the percentages of cash and cash equivalents held by our U.S. and non-U.S. operations were approximately 40% and 60%, as compared to approximately 49% and 51% at September 30, 2009. The percentage of cash and cash equivalents held by our U.S. operations decreased primarily due to dividends paid to our shareholders.

The increase in total debt outstanding during the six months ended March 31, 2010 primarily relates to the issuance of commercial paper in March 2010. We periodically issue commercial paper to meet short-term operational needs.

We experienced an increase in net cash provided by operating activities during the six months ended March 31, 2010, as compared to the same period in the prior fiscal year, primarily due to an increase in net income. Net cash used in investing activities decreased mainly due to a decrease in purchases of investments, partially offset by an increase in liquidations of investments and an increase in loans receivable. Net cash used in financing activities increased during the six months ended March 31, 2010 primarily due to an increase in dividends paid on common stock and an increase in common stock repurchases, partially offset by proceeds from issuance of commercial paper, net.

Capital Resources

We believe that we can meet our present and reasonably foreseeable operating cash needs and future commitments through existing liquid assets, continuing cash flows from operations, borrowing capacity under current credit facilities and the ability to issue debt or equity securities.

At March 31, 2010, current debt consisted of commercial paper with a total face value of $286.0 million that was issued at a weighted-average annualized interest rate of 0.23% and matures during the quarter ending June 30, 2010.

The banking/finance segment secures advances from the Federal Home Loan Bank (“FHLB”) to fund its retail banking and consumer lending services. At March 31, 2010, we had $66.0 million of FHLB advances outstanding, of which approximately $15.0 million matured in April 2010 and the remaining $51.0 million will mature between June 2011 and January 2039. These advances had a weighted-average interest rate of 2.93% at March 31, 2010 and are subject to collateralization requirements.

At March 31, 2010, we had $420.0 million in short-term revolving credit available under a five-year credit facility with certain banks and financial institutions expiring on June 9, 2010, $214.0 million of short-term commercial paper available for issuance under an uncommitted $500.0 million private placement program, and $14.8 million available in uncommitted short-term bank lines of credit. The revolving credit facility is available for general corporate purposes, including the support of our commercial paper program. It is subject to various financial covenants, including, but not limited to, minimum requirements related to our interest coverage ratio and maintenance of working capital, as well as limitations on our capitalization ratio, indebtedness, investments and liens. Interest rates on loans under the revolving credit facility are determined at the time of issuance and depend on the type of loan issued and our ratings at the time. As of March 31, 2010, there were no amounts outstanding under the revolving credit facility and we were in compliance with the financial covenants related to this facility. We currently intend to replace the revolving credit facility in the third quarter. In addition, at March 31, 2010, our banking/finance segment had $295.0 million available in uncommitted short-term bank lines of credit under the Federal Reserve system, $227.9 million available in secured Federal Reserve Bank short-term discount window and $52.6 million available in secured FHLB short-term borrowing capacity.

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

On March 16, 2010, our Board of Directors declared a regular quarterly cash dividend of $0.22 per share which was payable on April 9, 2010 to stockholders of record on March 31, 2010.

We maintain a stock repurchase program to manage our equity capital with the objective of maximizing shareholder value. Our stock repurchase program is affected through regular open-market purchases and private transactions in accordance with applicable laws and regulations. During the three and six months ended March 31, 2010, we repurchased 1.1 million and 2.7 million shares of our common stock at costs of $117.5 million and $291.5 million. The common stock repurchases made as of March 31, 2010 reduced our capital in excess of par value to nil and the excess amount was recognized as a reduction to retained earnings. At March 31, 2010, approximately 6.9 million shares of our common stock remained available for repurchase under our stock repurchase program. Our stock repurchase program is not subject to an expiration date.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Our contractual obligations and commercial commitments are summarized in our Form 10-K for the fiscal year ended September 30, 2009. At March 31, 2010, there were no material changes outside the ordinary course in our contractual obligations and commercial commitments from September 30, 2009.

OFF-BALANCE SHEET ARRANGEMENTS

Our banking/finance operating segment periodically enters into automobile loan securitization transactions with qualified special purpose entities, which then issue asset-backed securities to private investors (see Note 8 – Securitization of Loans Held for Sale in the notes to the condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q). Our main objective in entering into these securitization transactions is to obtain financing for automobile loan activities. Securitized loans held by the securitization trusts totaled $427.7 million at March 31, 2010 and $551.4 million at September 30, 2009.

In our role as agent or trustee, we facilitate the settlement of investor share purchase, redemption, and other transactions with affiliated mutual funds. We are appointed by the affiliated mutual funds as agent or trustee to manage, on behalf of the affiliated mutual funds, bank deposit accounts that contain only (i) cash remitted by investors to the affiliated mutual funds for the direct purchase of fund shares, or (ii) cash remitted by the affiliated mutual funds for direct delivery to the investors for either the proceeds of fund shares liquidated at the investors’ direction, or dividends and capital gains earned on fund shares. As of March 31, 2010 and September 30, 2009, we held cash of approximately $266.2 million and $214.5 million off-balance sheet in agency or trust for investors and the affiliated mutual funds.

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

Level 3 assets represented approximately 2.4% of total assets measured at fair value at March 31, 2010 and Level 3 liabilities measured at fair value were insignificant. There were no transfers into or out of Level 3 during the six months ended March 31, 2010.

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

We test definite-lived intangible assets for impairment quarterly. As of March 31, 2010, approximately 90% of our definite-lived intangible assets related to investment management contracts of Fiduciary Trust Company International (“FTCI”). The undiscounted future cash flow projections for FTCI institutional and high net-worth management contracts exceeded their carrying values by approximately 58% and 7%, respectively. We estimated the undiscounted future cash flows using assets under management growth rates ranging from -6.2% to 6.0% depending on the type of management contracts. The undiscounted future cash flow projections for the other definite-lived intangible assets exceeded their respective carrying values by more than 100%. The assumptions used in our impairment tests for definite-lived intangible assets were developed taking into consideration ongoing market conditions. As of March 31, 2010, a decline in our assets under management of approximately 7% could cause us to evaluate whether the fair value of our definite-lived intangible assets is below the asset carrying value.

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

Loss Contingencies

We are involved in various lawsuits and claims encountered in the normal course of business. When such a matter arises and periodically thereafter, we consult with our legal counsel and evaluate the merits of the claims based on the facts available at that time. In management’s opinion, an adequate accrual has been made as of March 31, 2010 to provide for probable losses that may arise from these matters for which we could reasonably estimate an amount. See also Note 11 – Commitments and Contingencies in the notes to the condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q.

RISK FACTORS

Volatility and disruption of the capital and credit markets, and adverse changes in the global economy, may significantly affect our results of operations and may put pressure on our financial results. The capital and credit markets have recently experienced substantial volatility and disruption. Although global market conditions have shown some stabilization and improvement, the decline in global market conditions has in the past resulted in significant decreases in our assets under management, revenues and income, and future declines may negatively impact our performance. Such declines have had and may in the future have an adverse impact on our results of operations. Even if legislative or regulatory initiatives or other efforts successfully stabilize and add liquidity to the financial markets, we may need to modify our business, strategies or operations, and we may be subject to additional constraints or costs in order to satisfy new regulatory requirements or to compete in a changed business environment.

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

We are subject to extensive and complex, overlapping and frequently changing rules, regulations and legal interpretations. Our investment management and related services business and our banking/finance business are subject to extensive and complex, overlapping and frequently changing rules, regulations and legal interpretations in the countries in which we operate, including, among others, securities, banking, accounting and tax laws and regulations. Current legislative proposals regarding financial industry reform, if enacted, could impose additional restrictions and limitations on us. Moreover, financial reporting requirements, and the processes, controls and procedures that have been put in place to address them, are often comprehensive and complex. While management has focused attention and resources on our compliance policies, procedures and practices, non-compliance with applicable laws or rules or regulations, conflicts of interest requirements or fiduciary principles, or our inability to keep up with, or adapt to, an ever changing, complex regulatory environment could result in sanctions against us, including fines and censures, injunctive relief, suspension or expulsion from a particular jurisdiction or market or the revocation of licenses, any of which could also adversely affect our reputation, prospects, revenues, and earnings.

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

Regulatory and legislative actions and reforms have made the regulatory environment in which we operate more costly and future actions and reforms could adversely impact our assets under management, increase costs and negatively impact our profitability and future financial results. Since 2001, the federal securities laws have been augmented substantially and made significantly more complex by, among other measures, the Sarbanes-Oxley Act of 2002 and the USA Patriot Act of 2001. Moreover, the adoption of new laws or regulations and changes in the interpretation or enforcement of existing laws or regulations have directly affected, and may continue to affect, our business. With new laws and changes in interpretation and enforcement of existing requirements, the associated time we must dedicate to, and related costs we must incur in, meeting the regulatory complexities of our business have increased. These outlays have also increased as we expand our business into new jurisdictions. Compliance activities to meet these and other new legal requirements have required us to expend additional time and resources, and, consequently, we are incurring increased costs of doing business, which potentially negatively impacts our profitability and future financial results. Moreover, any potential accounting or reporting error, whether financial or otherwise, if material, could damage our reputation, adversely affect our ability to conduct business, and decrease revenue and net income. Finally, any regulatory and legislative actions and reforms affecting the mutual fund industry, including compliance initiatives, may negatively impact revenues by increasing our costs of accessing or dealing in the financial markets or by making certain investment offerings less favorable to our customers.

Changes in tax laws or exposure to additional income tax liabilities could have a material impact on our financial condition, results of operations and liquidity. We are subject to income taxes as well as non-income based taxes, in both the United States and various foreign jurisdictions and are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our net income or financial condition. Changes in tax laws or tax rulings could materially impact our effective tax rate. For example, proposals for fundamental U.S. international tax reform, such as recent proposals by the Obama administration, if enacted, could have a significant adverse impact on our future results of operations and profitability.

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

Further, although we take precautions to password protect our laptops and other mobile electronic hardware, if such hardware is stolen, misplaced or left unattended, it may become vulnerable to hacking or other unauthorized use, creating a possible security risk and resulting in potentially costly actions by us. Most of the software applications that we use in our business are licensed from, and supported, upgraded and maintained by, third-party vendors. A suspension or termination of certain of these licenses or the related support, upgrades and maintenance could cause temporary system delays or interruption. In addition, we recently revised our operations such that the majority of the services previously performed by a third party vendor with respect to the operation of our U.S. data centers are now performed by us and by a separate third-party vendor. The failure by us or the new third-party vendor to adequately perform the services performed by the prior vendor could have an adverse impact on our business. Although we have in place certain disaster recovery plans, we may experience system delays and interruptions as a result of natural disasters, power failures, acts of war, and third-party failures. Technology is subject to rapid change and we cannot guarantee that our competitors may not implement more advanced Internet platforms for their products, which could affect our business. Potential system failures or breaches, or advancements in technology, and the cost necessary to address them, could result in material financial loss or costs, regulatory actions, breach of client contracts, reputational harm or legal claims and liability, which in turn could negatively impact our revenues and income.

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

Changes in the third-party distribution and sales channels on which we depend could reduce our revenues and hinder our growth. We derive nearly all of our fund sales through third-party broker/dealers and other similar investment advisers. Increasing competition for these distribution channels and regulatory initiatives have caused our distribution costs to rise and could cause further increases in the future or could otherwise negatively impact the distribution of our products. Higher distribution costs lower our net revenues and earnings. Additionally, consolidations in the broker/dealer industry could adversely impact our revenues and earnings. Moreover, if several of the major financial advisers who distribute our products were to cease operations or limit or otherwise end the distribution of our products, it could have a significant adverse impact on our revenues and earnings. There is no assurance we will continue to have access to the third-party broker/dealers and similar investment advisers that currently distribute our products, or continue to have the opportunity to offer all or some of our existing products through them. A failure to maintain strong business relationships with the major investment advisers who currently distribute our products may also impair our distribution and sales operations. Because we use broker/dealers and other similar investment advisers to sell our products, we do not control the ultimate investment recommendations given to clients. Any inability to access and successfully sell our products to clients through third-party distribution channels could have a negative effect on our level of assets under management, related revenues and overall business and financial condition.

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

We are dependent on the earnings of our subsidiaries. Substantially all of our operations are conducted through our subsidiaries. As a result, our cash flow and our ability to fund operations are dependent upon the earnings of our subsidiaries and the distribution of earnings, loans or other payments by our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation to provide us with funds for our payment obligations, whether by dividends, distributions, loans or other payments. Any payments to us by our subsidiaries could be subject to statutory or contractual restrictions and are contingent upon our subsidiaries’ earnings and business considerations.

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

We are exposed to changes in interest rates, primarily through our investment in debt securities, outstanding debt, and our banking/finance segment. We minimize the impact of changes in interest rates related to our investments in debt securities by managing the maturities of these securities, and through diversification. We minimize the impact of changes in interest rates related to our outstanding debt by entering into financing transactions that ensure an appropriate mix of debt at fixed and variable interest rates. In addition, our banking/finance segment monitors the net interest rate margin and average maturity of interest earning assets and its funding sources. From time to time, we may enter into interest-rate swap agreements to mitigate interest rate exposure arising from the loans receivable portfolio.

At March 31, 2010, we have considered the potential impact of a 2% movement in market interest rates on our investment in debt securities, outstanding debt, and interest earning assets, net of interest-bearing liabilities of our banking/finance segment. Based on our analysis, we do not expect such a change to have a material impact on our operating revenues or results of operations in the next twelve months for each of these categories or in the aggregate.

We are subject to foreign currency exchange risk through our international operations. While we operate primarily in the United States, we also provide services and earn revenues in The Bahamas, Asia-Pacific, Canada, Europe, Latin America and Africa. Our exposure to foreign currency exchange risk is minimized in relation to our results of operations since a significant portion of these revenues are denominated in U.S. dollars. This situation may change in the future as our business continues to grow outside the United States and expenses incurred denominated in foreign currencies increase. Our exposure to foreign currency exchange risk in relation to our condensed consolidated balance sheet mostly relates to cash and cash equivalents and investments that are denominated in foreign currencies, primarily in Euro, Pound Sterling, Indian Rupee and Canadian Dollar. These assets accounted for approximately 13% of the total cash and cash equivalents and investments at March 31, 2010. We do not use derivative financial instruments to manage foreign currency exchange risk exposure. As a result, both positive and negative currency fluctuations against the U.S. dollar may affect our results of operations and accumulated other comprehensive income.

We are exposed to market valuation risks related to securities we hold that are carried at fair value and securities held by sponsored investment products that we consolidate, which are also carried at fair value.

The following table summarizes the effect of a 10% increase or decrease in the carrying values of our financial instruments that are subject to market valuation risks at March 31, 2010.

(in thousands)	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Current
Investment securities, trading	$460,385	$506,424	$414,347
Investment securities, available-for-sale	1,053,009	1,158,310	947,708

Total Current	$1,513,394	$1,664,734	$1,362,055

Banking/Finance
Investment securities, trading	$72,919	$80,211	$65,627
Investment securities, available-for-sale	440,998	485,098	396,898

Total Banking/Finance	$513,917	$565,309	$462,525

Non-Current
Investment securities, available-for-sale	$102,517	$112,769	$92,265

Total	$2,129,828	$2,342,812	$1,916,845

To mitigate the market valuation risks, we maintain a diversified investment portfolio and, from time to time, we may enter into derivative agreements. Our exposure to these risks is also minimized as we sponsor a broad range of investment products in various global jurisdictions, which allows us to mitigate the impact of changes in any particular market(s) or region(s).

Our cash, cash equivalents and investments portfolio by investment objective at March 31, 2010 was as follows:

(dollar amounts in thousands)	Total Portfolio	Percent of Total Portfolio	Trading Securities Included in Portfolio	Percent of Total Trading Securities
Cash and Cash Equivalents	$3,023,620	53%	$0	0%

Investment Securities
Equity
Domestic (U.S.)	87,064	1%	44,105	8%
Global/international	332,958	6%	145,299	28%

Total equity	420,022	7%	189,404	36%
Hybrid	65,157	1%	29,323	5%
Fixed-Income
Tax-free	87,275	2%	0	0%
Taxable
Domestic (U.S.)	1,071,908	19%	178,844	34%
Global/international	485,466	8%	135,733	25%

Total fixed-income	1,644,649	29%	314,577	59%

Total Investment Securities	2,129,828	37%	533,304	100%
Other[1]	563,800	10%	0	0%

Total Cash and Cash Equivalents and Investments	$5,717,248	100%	$533,304	100%

[1]	Includes investments in equity method investees and other investments.

Investments categorized as investment securities, trading in our condensed consolidated balance sheets include securities held by consolidated sponsored investment products. These securities, which amounted to $224.4 million at March 31, 2010, are generally assigned a classification in the table presented above based on the investment objective of the consolidated sponsored investment products holding the trading securities. Investment securities, trading also include securities held by our banking/finance operating segment, which amounted to $72.9 million at March 31, 2010.

Item 4. Controls and Procedures.

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2010. Based on their evaluation, the Company’s principal executive and principal financial officers concluded that the Company’s disclosure controls and procedures as of March 31, 2010 were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to the shares of Franklin’s common stock we repurchased during the three months ended March 31, 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2010 through January 31, 2010	0	N/A	0	7,981,111
February 1, 2010 through February 28, 2010	380,487	$98.71	380,487	7,600,624
March 1, 2010 through March 31, 2010	733,900	$108.92	733,900	6,866,724

Total	1,114,387		1,114,387

Under our stock repurchase program, we can repurchase shares of Franklin’s common stock from time to time in the open market and in private transactions in accordance with applicable laws and regulations, including without limitation applicable federal securities laws. From time to time we have announced the existence of and updates to the Company’s continuing policy of repurchasing shares of its common stock, including the most recent announcements made in January 2008 and March 2009. At March 31, 2010, approximately 6.9 million shares of our common stock remained available for repurchase under our stock repurchase program. Our stock repurchase program is not subject to an expiration date. There were no unregistered sales of equity securities during the period covered by this report.

Item 6. Exhibits.

Exhibit No.	Description
Exhibit 3(i)(a)	Registrant’s Certificate of Incorporation, as filed November 28, 1969, incorporated by reference to Exhibit (3)(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (File No. 001-09318) (the “1994 Annual Report”).

Exhibit 3(i)(b)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed March 1, 1985, incorporated by reference to Exhibit (3)(ii) to the 1994 Annual Report.

Exhibit 3(i)(c)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed April 1, 1987, incorporated by reference to Exhibit (3)(iii) to the 1994 Annual Report.

Exhibit 3(i)(d)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed February 2, 1994, incorporated by reference to Exhibit (3)(iv) to the 1994 Annual Report.

Exhibit 3(i)(e)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed on February 4, 2005, incorporated by reference to Exhibit (3)(i)(e) to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318).

Exhibit 3(ii)	Registrant’s Amended and Restated By-laws (as adopted and effective February 4, 2010), incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on February 5, 2010 (File No. 001-09318).

Exhibit 10.1	Registrant’s 2002 Universal Stock Incentive Plan (as amended and restated effective March 16, 2010) (filed herewith).

Exhibit 10.2	Registrant’s Amended and Restated Annual Incentive Compensation Plan (as amended and restated effective March 16, 2010) (filed herewith).

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes, tagged as blocks of text (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRANKLIN RESOURCES, INC.
(Registrant)

Date: May 6, 2010	By:	/s/ KENNETH A. LEWIS
Kenneth A. Lewis
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
Exhibit 3(i)(a)	Registrant’s Certificate of Incorporation, as filed November 28, 1969, incorporated by reference to Exhibit (3)(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (File No. 001-09318) (the “1994 Annual Report”).

Exhibit 3(i)(b)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed March 1, 1985, incorporated by reference to Exhibit (3)(ii) to the 1994 Annual Report.

Exhibit 3(i)(c)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed April 1, 1987, incorporated by reference to Exhibit (3)(iii) to the 1994 Annual Report.

Exhibit 3(i)(d)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed February 2, 1994, incorporated by reference to Exhibit (3)(iv) to the 1994 Annual Report.

Exhibit 3(i)(e)	Registrant’s Certificate of Amendment of Certificate of Incorporation, as filed on February 4, 2005, incorporated by reference to Exhibit (3)(i)(e) to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2004 (File No. 001-09318).

Exhibit 3(ii)	Registrant’s Amended and Restated By-laws (as adopted and effective February 4, 2010), incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on February 5, 2010 (File No. 001-09318).

Exhibit 10.1	Registrant’s 2002 Universal Stock Incentive Plan (as amended and restated effective March 16, 2010) (filed herewith).

Exhibit 10.2	Registrant’s Amended and Restated Annual Incentive Compensation Plan (as amended and restated effective March 16, 2010) (filed herewith).

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes, tagged as blocks of text (furnished herewith).